Form 10-Q
period 1995-02-28
INTERNATIONAL SPEEDWAY CORP
filed 1995-04-11
CIK 51548

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 1995.

Commission file Number     0-2384

          International Speedway Corporation
(Exact name of registrant as specified in its charter.)

    Florida, U.S.A.                    59-0709342
(State of other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

1801 West International Speedway Boulevard, Daytona Beach, Florida 32114-1243
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:  (904) 254-2700

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     Common Stock, $0.10 Par Value - 2,293,396 shares as of April 3, 1995.

PART I. - FINANCIAL INFORMATION
Item 1. - Financial Statements

               INTERNATIONAL SPEEDWAY CORPORATION
             Condensed Consolidated Balance Sheets


                                                      February 28,   August 31,
                                                         1995           1994
                                                      (Unaudited)
                                                        _______________________
                                                             (In Thousands)
ASSETS

Current Assets:

  Cash and cash equivalents                             $ 19,044     $  5,227

  Short-term investments                                  17,703       21,920

  Receivables, less allowance of $35                       6,662        1,347

  Inventories                                              1,145        1,069

  Prepaid expenses and other current assets                1,707        1,800
                                                      ________________________
Total Current Assets                                      46,261       31,363


Property and Equipment - at cost - less accumulated
depreciation of $30,505 ($28,320 at August 31)            62,703       58,579

Other Assets:

  Cash surrender value of life insurance                     476          459

  Equity investment                                        2,207        2,628

  Long-term investments                                    2,885        3,187

  Other                                                      222          185
                                                       _______________________
                                                           5,790        6,459
                                                       _______________________
Total Assets                                            $114,754     $ 96,401
                                                       =======================






See accompanying notes and accountants' review report.

                                                      February 28,   August 31,
                                                         1995           1994
                                                      (Unaudited)
                                                       _______________________
                                                             (In Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

  Accounts payable                                      $  2,163     $  1,452

  Deferred income                                         16,721       17,150

  Income taxes payable                                     5,564           52

  Other current liabilities                                1,810          870
                                                       _______________________
Total Current Liabilities                                 26,258       19,524

Deferred income taxes                                      9,370        8,600


Shareholders' Equity:

  Common stock, $.10 par value, 5,000,000 shares
    authorized; 3,502,916 and 3,498,768 issued
    at February 28 and August 31, respectively               350          350

  Capital in excess of par value                           2,350        1,861

  Retained earnings                                       83,034       72,290
                                                       _______________________
                                                          85,734       74,501

  Less: Treasury stock - at cost, 1,209,520 shares         5,599        5,599

        Unearned compensation - restricted stock           1,009          625
          (Note 5)
                                                       _______________________
Total Shareholders' Equity                                79,126       68,277
                                                       _______________________
Total Liabilities and Shareholders' Equity              $114,754     $ 96,401
                                                       =======================


See accompanying notes and accountants' review report.

                      INTERNATIONAL SPEEDWAY CORPORATION
                Condensed Consolidated Statements of Operations

                                                        Three Months ended
                                                            February 28
                                                          1995        1994
                                                      (Unaudited)  (Unaudited)
                                                     _________________________
                                                       (In Thousands, Except
                                                       for Per Share Amounts)
 REVENUES:

  Admissions, net                                       $18,859        $16,316

  Food, beverage and souvenir income                      5,958          4,927

  TV broadcast rights fees                                4,076          3,909

  Other related income                                    5,839          4,433

  Interest income                                           306            170
                                                     _________________________
                                                         35,038         29,755

EXPENSES:

  Direct expenses:
    Prize and point fund monies
      and NASCAR sanction fees                            4,955          4,106

    Food, beverage and souvenir expenses                  3,129          2,938

    Other direct expenses                                 2,651          2,623
                                                     _________________________
                                                         10,735          9,667

  Promotion, general and administrative expenses          3,703          3,040

  Other related expenses                                    482            498

  Depreciation                                            1,160            880
                                                     _________________________
                                                         16,080         14,085
                                                     _________________________
Income before income taxes                               18,958         15,670

Income taxes                                              7,286          6,015
                                                     _________________________

Net Income                                              $11,672        $ 9,655
                                                     =========================
Earnings per share (Note 2)                             $  5.09        $  4.22
                                                     =========================
Dividends per share                                     $   -          $    -
                                                     =========================

See accompanying notes and accountants' review report.

                      INTERNATIONAL SPEEDWAY CORPORATION
                Condensed Consolidated Statements of Operations

                                                         Six Months ended
                                                            February 28
                                                          1995        1994
                                                      (Unaudited)  (Unaudited)
                                                     _________________________
                                                       (In Thousands, Except
                                                       for Per Share Amounts)
REVENUES:

  Admissions, net                                        $21,733       $18,537

  Food, beverage and souvenir income                       7,340         5,995

  TV broadcast rights fees                                 4,246         4,064

  Other related income                                     7,976         6,451

  Interest income                                            633           402
                                                     _________________________
                                                          41,928        35,449
EXPENSES:

  Direct expenses:
    Prize and point fund monies
      and NASCAR sanction fees                             6,080         5,057

    Food, beverage and souvenir expenses                   4,378         3,957

    Other direct expenses                                  3,475         3,450
                                                     _________________________
                                                          13,933        12,464

  Promotion, general and administrative expenses           7,055         5,963

  Other related expenses                                   1,131         1,184

  Depreciation                                             2,262         1,735
                                                     _________________________
                                                          24,381        21,346
                                                     _________________________
Income before income taxes                                17,547        14,103

Income taxes                                               6,746         5,446
                                                     _________________________

Net Income                                               $10,801       $ 8,657
                                                     =========================
Earnings per share (Note 2)                              $  4.72       $  3.78
                                                     =========================
Dividends per share                                      $   -         $   -
                                                     =========================

See accompanying notes and accountants' review report.

                       International Speedway Corporation
            Condensed Consolidated Statements of Shareholders' Equity

                                                          Unearned
                                                          Compen-     Total
                          Capital in                      sation -    Share-
                 Common   Excess of   Retained  Treasury  Restricted  holders'
                 Stock    Par Value   Earnings  Stock     Stock       Equity
                ______________________________________________________________
                                         (In Thousands)
Balance at
August 31, 1993   $349     $1,103      $59,383    $(5,599)  $ -       $55,236

Activity 9/1/93-
2/28/94:
Net Income -
  Unaudited          -        -          8,657         -      -         8,657

Reacquisition of
 previously issued
 stock - unaudited   -         (1)        (230)        -      -          (231)

Restricted stock
 granted-unaudited   1        759          -           -     (760)        -

Amortization of
unearned compensa-
tion - unaudited     -          -           -          -       25          25
                 _____________________________________________________________
Balance at
February 28, 1994
- - - Unaudited         350     1,861       67,810     (5,599)   (735)     63,687

Activity 3/1/94-
8/31/94:
Net income -
  Unaudited          -         -         5,909        -        -        5,909

Cash dividends
($.60 per share)
  - unaudited        -         -        (1,374)       -        -       (1,374)

Reacquisition of
 previously issued
 stock - unaudited   -         -           (55)         -       -         (55)

Amortization of
unearned compensa-
tion - unaudited     -         -           -          -       110         110
                  ____________________________________________________________
Balance at
 August 31, 1994    350     1,861       72,290     (5,599)   (625)     68,277

Activity 9/1/94-
2/28/95:
Net income -
  Unaudited          -         -        10,801         -       -       10,801

Reacquisition of
 previously issued
 stock - unaudited   -         -           (57)        -       -          (57)

Restricted stock
 granted-unaudited   -         489          -           -     (489)        -

Amortization of
unearned compensa-
tion - unaudited     -          -           -           -      105         105
                 _____________________________________________________________
Balance at
February 28, 1995
- - - Unaudited        $350     $2,350     $83,034   $(5,599)   $(1,009)   $79,126
                 ==============================================================
See accompanying notes and accountants' review report.

                       International Speedway Corporation
                 Condensed Consolidated Statements of Cash Flows

                                                     Six months ended
                                                         February 28
                                                    1995             1994
                                                 (Unaudited)      (Unaudited)
                                                ______________________________
                                                          (In Thousands)
OPERATING ACTIVITIES
Net income                                         $10,801           $ 8,657
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                     2,262             1,735
    Amortization of unearned compensation              105                25
    Deferred income taxes                              770               550
    Undistributed loss of affiliate                    421               380
  Changes in operating assets and liabilities:
    Receivables                                     (5,315)           (3,599)
    Inventories                                        (76)             (142)
    Prepaid expenses and
       other current assets                             93               244
    Cash surrender value of life insurance             (17)              (20)
    Other assets                                       (44)               50
    Accounts payable                                   711             2,848
    Deferred income                                   (429)           (1,086)
    Income taxes payable                             5,512             4,361
    Other current liabilities                          940               666
                                               _______________________________
Net cash provided by
  operating activities                              15,734            14,669

INVESTING ACTIVITIES
  Acquisition of investments                       (22,181)          (34,923)
  Proceeds from maturities of investments           26,700            35,077
  Capital expenditures                              (6,379)          (10,362)
                                               _______________________________
Net cash used in investing activities               (1,860)          (10,208)

FINANCING ACTIVITIES
  Reacquisition of previously issued
   common stock                                        (57)             (231)
                                                ______________________________
Net cash used in financing activities                  (57)             (231)
                                                ______________________________
Net increase in cash
  and cash equivalents                              13,817             4,230

Cash and cash equivalents at
  beginning of period                                5,227             6,123
                                                ______________________________
Cash and cash equivalents at
  end of period                                    $19,044           $10,353
                                               ===============================

See accompanying notes and accountants' review report.

                       International Speedway Corporation
              Notes to Condensed Consolidated Financial Statements
                      February 28, 1995 and August 31, 1994
                  (Unaudited - See Accountants' Review Report)

1.  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and generally accepted accounting principles but do not include all of the information and disclosures required for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K. The statements have been reviewed by the Company's independent accountants. In management's opinion, the statements include all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to conform to the financial presentation at February 28, 1995.

Because of the seasonal concentration of racing events, the results of operations for the three-month and six-month periods ended February 28, 1995 and 1994 are not indicative of the results to be expected for the year.

2. Earnings Per Share

Earnings per share have been computed on the weighted average total number of common shares outstanding during the respective periods. Weighted average shares outstanding for the three-month and six-month periods ended February 28, 1995 were 2,291,901 and 2,290,567, respectively. Weighted average shares outstanding for the three-month and six-month periods ended February 28, 1994 were 2,287,830 and 2,286,051, respectively.

3. Related Party Disclosures and Transactions

All of the racing events that take place during the Company's fiscal year are sanctioned by various racing organizations such as the Sports Car Club of America (SCCA), Automobile Racing Club of America (ARCA), American Motorcyclist Association (AMA), International Motor Sports Association (IMSA), World Karting Association (WKA), Federation Internationale de l'Automobile
(FIA), Federation Internationale Motorcycliste (FIM), and the National Association for Stock Car Auto Racing, Inc. (NASCAR). NASCAR, which sanctions some of the Company's principal racing events, is a member of the France Family Group which controls in excess of 60% of the outstanding stock of the Company and some members of which serve as directors and officers. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors totaled approximately $5.2 million and $4.2 million for the six-month and three-month periods ended February 28, 1995, respectively, and approximately $4.3 million and $3.5 million for the six-month and three-month periods ended February 28, 1994, respectively.

4. Supplemental Disclosures of Cash Flow Information

Cash paid for income taxes for the six months ended February 28, 1995 and 1994
is as follows:                                 1995         1994
                                         ______________________________
                                            (Thousands of Dollars)

       Income taxes paid                       $457         $535
                                         ==============================

5.  Long-Term Incentive Restricted Stock

On January 1, 1995 and 1994, a total of 4,694 and 7,841 restricted shares of the Company's common stock, respectively, were awarded to certain officers and managers under the Company's Long Term Incentive Plan. The market value of shares awarded on January 1, 1995 and 1994 amounted to approximately $489,000 and $760,000, respectively, and has been recorded as unearned compensation - restricted stock, which is shown as a separate component of shareholders' equity in the accompanying condensed consolidated balance sheets. The unearned compensation is being amortized over the vesting period of the shares. The total expense charged against operations during the six months ended February 28, 1995 and 1994 was approximately $105,000 and $25,000, respectively.

               PART I.      FINANCIAL INFORMATION

               ITEM 2. MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Liquidity

Management believes that a high degree of liquidity is desirable due to the inherent insurance and weather risks associated with the production of large outdoor sporting and entertainment events. The trend during the past several years has been for the Company to have increasing liquidity. This trend has been due to a general increase in interest in motor sports, reflected in increased live and broadcast audiences, and generally favorable weather conditions for the events conducted at the Company's facilities. However, the Company is expected to experience decreasing liquidity as it begins to utilize its liquid assets to finance the capital projects described below under the caption "Capital Resources".

The Company's combined position in cash and cash equivalents and short-term investments at February 28, 1995 increased from August 31, 1994 primarily as a result of cash flows from operations and proceeds from maturities of long term investments. The increased cash flows were offset in part by payments made for capital projects.

The Company's working capital at February 28, 1995 also increased from August 31, 1994 due primarily to the increase in cash and cash equivalents described above, as well as to an increase in accounts receivable and a decrease in deferred income related to the successful completion of the February 1995 Daytona events. These working capital increases were offset in part by the use of cash to finance capital improvements, as well as by an increase in accounts payable related to the seasonal concentration of racing events and by an increase in income taxes payable as a result of income from operations and the timing of estimated tax deposits.

The increase in other current liabilities is due to an increase in sales tax payable related to revenue generated during the February 1995 Daytona events, partially offset by a decrease in the payment of compensation accrued at August 31, 1994.

The Company intends to continue to maintain the policy of investing excess cash primarily in short-term investments. The staggered maturities of these short-term investments would provide the Company with sufficient cash to cover the expenses arising from a delay, postponement or cancellation of an event due to poor weather conditions or other contingencies.

Management believes that the Company has the ability to generate adequate amounts of cash through operations and outside financing, if necessary, to meet the Company's operational needs on both a long- and short-term basis.

Capital Resources

The Company continues to invest in the general improvement and expansion of its aging facilities. The Company's Board of Directors has approved projects of this general recurring type with an estimated cost to complete of approximately $9.1 million at February 28, 1995. These projects consist primarily of additions and renovations to spectator capacity, paving, concession facilities and administrative facilities and equipment. Management anticipates the completion of these projects within the next 24 months based on the availability of working capital resources.

In addition to the general recurring capital projects described above, the Company's Board of Directors approved two significant new capital expenditures in Fiscal 1994 - an addition to the Winston Tower at the Daytona facility, and the development of a motorsports themed amusement complex at the Daytona facility to be called "Daytona USA"(R). Commencement of construction is contingent upon satisfactory completion of negotiations with governmental agencies, obtaining appropriate permitting and successful finalization of construction contracts.

The Winston Tower addition will encompass additional grandstands and suites, as well as catering and concession facilities. Construction is intended to begin in the summer of 1995. The project is expected to be completed in the fall of 1996. The total anticipated cost of this project is approximately $10 million.

Daytona USA(R) will combine interactive mediums, theaters and numerous historical memorabilia and exhibits to form a motorsports themed amusement complex. The complex will be constructed adjacent to the existing Visitors Center at Daytona International Speedway. The design and development of Daytona USA(R) is currently underway. Construction is anticipated to begin in 1995 and opening is scheduled for the summer of 1996. Total costs related to this project are expected to approximate $18 million.

Based on the Company's current liquidity, cash and investment positions, as well as the Company's unused lines of credit of approximately $16 million, management believes that its present capital resources are sufficient to meet anticipated financing requirements in fiscal 1995. If both the Winston Tower addition and Daytona USA(R) projects are under construction concurrently, the Company may negotiate outside financing as needed. In management's opinion, financing resources are available to provide sufficient liquidity for continuing operations.

Equity investments decreased from August 31, 1994 as a result of the recognition of the Company's 50% share of the current loss from operations at Watkins Glen International. The Company uses the equity method to account for its investment in Watkins Glen. Due to the concentration of Watkins Glen's events during the summer months, the results at February 28, 1995 are not indicative of the results to be expected for the year.

Income Taxes

Due to the seasonal fluctuation of the Company's business, estimated tax deposits are not required until the third quarter of operations. As a result, income taxes payable at February 28, 1995 have increased since August 31, 1994.

The deferred income tax liability increased from August 31, 1994 primarily as a result of differences between financial and tax accounting treatments relating to depreciation expense.

Inflation

Management does not believe that inflation has had a material impact on operating costs and earnings of the Company. The Company has demonstrated the ability to appropriately adjust prices in reaction to changing costs and has aggressively pursued an ongoing cost improvement effort.

Results Of Operations

Revenues

Admission income increased during the three months and six months ended February 28, 1995, as compared to the three months and six months ended February 28, 1994, as a result of increases in certain ticket prices and increased attendance.

Food, beverage and souvenir income increased for the three months and six months ended February 28, 1995 compared to the corresponding periods of 1994, as a result of the expanded catering operations at the Daytona facility by the Company's wholly-owned subsidiary, Americrown Service Corporation. The increase is also attributable to increased attendance and related concession and souvenir sales.

Other related income increased for the three months and six months ended February 28, 1995, as compared to the three months and six months ended February 28, 1994, primarily as a result of increased promotional fees, advertising, and royalties, and increased rentals of the Company's hospitality facilities.

Interest income increased for the three month and six month periods ended February 28, 1995, as compared to the corresponding periods of 1994, primarily due to higher average investment balances and increased interest rates.

Expenses

Prize and point fund monies and NASCAR sanction fees increased in the three-month and six month periods ended February 28, 1995 as compared to the corresponding periods of 1994 primarily as a result of increased prize and point fund monies distributed by NASCAR to participants in events.

Food, beverage and souvenir expenses increased in the three-month and six-month periods ended February 28, 1995 as compared to three months and six months ended February 28, 1994, primarily as a result of increased personnel and payroll costs, and cost of sales related to increased revenues.

Promotion, general and administrative expenses increased during the three-month and six month periods ended February 28, 1995 as compared to corresponding periods of 1994, due primarily to increased payroll and personnel costs and professional fees.


Because of the seasonal concentration of racing events, the results of operations for the three-month and six-month periods ended February 28, 1995 and 1994 are not indicative of the results to be expected for the year.

           Review Report of Independent Certified Public Accountants


The Board of Directors
International Speedway Corporation

We have reviewed the accompanying condensed consolidated balance sheet of International Speedway Corporation as of February 28, 1995, and the related condensed consolidated statements of operations for the three-month and six-month periods ended February 28, 1995 and 1994, and the condensed consolidated statements of shareholders' equity and cash flows for the six-month periods ended February 28, 1995 and 1994. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of August 31, 1994, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented separately herein) and in our report dated October 14, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                                  /s/ Ernst & Young, LLP


Jacksonville, Florida
April 5, 1995

                   PART II - OTHER INFORMATION


Item #6 Exhibits and Reports on Form 8-K

        a. Exhibits

           I.  (27) -  Article 5 Fin. Data Schedule for 2nd Qtr 10-Q

        B. Reports on Form 8-K

           No reports have been filed on Form 8-K during this quarter.

                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       INTERNATIONAL SPEEDWAY CORPORATION
                                                  (Registrant)


Date    April 11, 1995                          /s/ Harry Lee Combs

                                          Harry Lee Combs, CPA, Vice President
                                               and Chief Financial Officer