Form 10-Q
period 1995-05-31
INTERNATIONAL SPEEDWAY CORP
filed 1995-07-12
CIK 51548

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 1995.

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

     Common Stock, $0.10 Par Value - 2,293,213 shares as of June 30, 1995.

PART I. - FINANCIAL INFORMATION
Item 1. - Financial Statements

               INTERNATIONAL SPEEDWAY CORPORATION
             Condensed Consolidated Balance Sheets


                                                        May 31,      August 31,
                                                         1995           1994
                                                      (Unaudited)
                                                        _______________________
                                                             (In Thousands)
ASSETS

Current Assets:

  Cash and cash equivalents                             $ 10,083     $  5,227

  Short-term investments                                  30,823       21,920

  Receivables, less allowance of $35                       3,741        1,347

  Inventories                                              1,134        1,069

  Prepaid expenses and other current assets                1,229        1,800
                                                      ________________________
Total Current Assets                                      47,010       31,363


Property and Equipment - at cost - less accumulated
depreciation of $31,674 ($28,320 at August 31)            66,479       58,579

Other Assets:

  Cash surrender value of life insurance                     481          459

  Equity investment                                        1,895        2,628

  Long-term investments                                    3,303        3,187

  Other                                                      216          185
                                                       _______________________
                                                           5,895        6,459
                                                       _______________________
Total Assets                                            $119,384     $ 96,401
                                                       =======================






See accompanying notes and accountants' review report.

                                                        May 31,      August 31,
                                                         1995           1994
                                                      (Unaudited)
                                                       _______________________
                                                             (In Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

  Accounts payable                                      $  1,866     $  1,452

  Deferred income                                         23,329       17,150

  Income taxes payable                                     1,362           52

  Other current liabilities                                1,860          870
                                                       _______________________
Total Current Liabilities                                 28,417       19,524

Deferred income taxes                                      9,730        8,600


Shareholders' Equity:

  Common stock, $.10 par value, 5,000,000 shares
    authorized; 3,502,733 and 3,498,768 issued
    at May 31 and August 31, respectively                    350          350

  Capital in excess of par value                           2,350        1,861

  Retained earnings                                       85,057       72,290
                                                       _______________________
                                                          87,757       74,501

  Less: Treasury stock - at cost, 1,209,520 shares         5,599        5,599

        Unearned compensation - restricted stock             921          625
          (Note 5)
                                                       _______________________
Total Shareholders' Equity                                81,237       68,277
                                                       _______________________
Total Liabilities and Shareholders' Equity              $119,384     $ 96,401
                                                       =======================


See accompanying notes and accountants' review report.

                      INTERNATIONAL SPEEDWAY CORPORATION
                Condensed Consolidated Statements of Operations

                                                        Three Months ended
                                                              May 31
                                                          1995        1994
                                                      (Unaudited)  (Unaudited)
                                                     _________________________
                                                       (In Thousands, Except
                                                       for Per Share Amounts)
 REVENUES:

  Admissions, net                                       $10,640        $ 9,164

  Food, beverage and souvenir income                      4,081          3,538

  Other related income                                    6,589          4,208

  Interest income                                           432            293
                                                     _________________________
                                                         21,742         17,203

EXPENSES:

  Direct expenses:
    Prize and point fund monies
      and NASCAR sanction fees                            2,672          1,989

    Food, beverage and souvenir expenses                  2,958          2,486

    Other direct expenses                                 3,308          3,271
                                                     _________________________
                                                          8,938          7,746

  Promotion, general and administrative expenses          4,515          3,490

  Other related expenses                                    904            843

  Depreciation                                            1,174            989
                                                     _________________________
                                                         15,531         13,068
                                                     _________________________
Income before income taxes                                6,211          4,135

Income taxes                                              2,558          1,635
                                                     _________________________

Net Income                                              $ 3,653        $ 2,500
                                                     =========================
Earnings per share (Note 2)                             $  1.59        $  1.09
                                                     =========================
Dividends per share                                     $   .70       $    .60
                                                     =========================

See accompanying notes and accountants' review report.

                      INTERNATIONAL SPEEDWAY CORPORATION
                Condensed Consolidated Statements of Operations

                                                         Nine Months ended
                                                              May 31
                                                          1995        1994
                                                      (Unaudited)  (Unaudited)
                                                     _________________________
                                                       (In Thousands, Except
                                                       for Per Share Amounts)
REVENUES:

  Admissions, net                                        $32,373       $27,701

  Food, beverage and souvenir income                      11,421         9,533

  Other related income                                    18,811        14,723

  Interest income                                          1,065           695
                                                     _________________________
                                                          63,670        52,652
EXPENSES:

  Direct expenses:
    Prize and point fund monies
      and NASCAR sanction fees                             8,752         7,046

    Food, beverage and souvenir expenses                   7,336         6,443

    Other direct expenses                                  6,783         6,721
                                                     _________________________
                                                          22,871        20,210

  Promotion, general and administrative expenses          11,570         9,453

  Other related expenses                                   2,035         2,027

  Depreciation                                             3,436         2,724
                                                     _________________________
                                                          39,912        34,414
                                                     _________________________
Income before income taxes                                23,758        18,238

Income taxes                                               9,304         7,081
                                                     _________________________

Net Income                                               $14,454       $11,157
                                                     =========================
Earnings per share (Note 2)                              $  6.31       $  4.88
                                                     =========================
Dividends per share                                      $   .70       $   .60
                                                     =========================

See accompanying notes and accountants' review report.

                       International Speedway Corporation
            Condensed Consolidated Statements of Shareholders' Equity

                                                          Unearned
                                                          Compen-     Total
                          Capital in                      sation -    Share-
                 Common   Excess of   Retained  Treasury  Restricted  holders'
                 Stock    Par Value   Earnings  Stock     Stock       Equity
                ______________________________________________________________
                                         (In Thousands)
Balance at
August 31, 1993    $349    $1,103      $59,383    $(5,599)  $ -       $55,236

Activity 9/1/93-
5/31/94:
Net Income -
  Unaudited          -        -         11,157        -       -        11,157

Cash dividends
($.60 per share)
  - unaudited        -        -         (1,374)       -       -        (1,374)

Reacquisition of
 previously issued
 stock - unaudited   -         (1)        (242)       -       -          (243)

Restricted stock
 granted-unaudited    1       759          -          -     (760)         -

Amortization of
unearned compensa-
tion - unaudited     -        -            -          -       84           84
                 _____________________________________________________________
Balance at
May 31, 1994
- - Unaudited         350     1,861       68,924     (5,599)  (676)      64,860

Activity 6/1/94-
8/31/94:
Net income -
  Unaudited          -        -          3,409        -       -         3,409

Reacquisition of
 previously issued
 stock - unaudited   -        -            (43)       -       -           (43)

Amortization of
unearned compensa-
tion - unaudited     -        -            -          -        51          51
                  ____________________________________________________________
Balance at
 August 31, 1994    350     1,861       72,290     (5,599)   (625)     68,277

Activity 9/1/94-
5/31/95:
Net income -
  Unaudited          -        -         14,454        -       -        14,454

Dividends declared
($.70 per share)
  - unaudited        -        -         (1,605)       -       -        (1,605)

Reacquisition of
 previously issued
 stock - unaudited   -        -            (82)       -       -           (82)

Restricted stock
 granted-unaudited   -        489          -          -      (489)        -

Amortization of
unearned compensa-
tion - unaudited     -        -            -          -       193         193
                 _____________________________________________________________
Balance at
May 31, 1995
- - Unaudited        $350    $2,350      $85,057    $(5,599)  $(921)    $81,237
                 ==============================================================
See accompanying notes and accountants' review report.

                       International Speedway Corporation
                 Condensed Consolidated Statements of Cash Flows

                                                     Nine Months ended
                                                           May 31
                                                    1995             1994
                                                 (Unaudited)      (Unaudited)
                                                ______________________________
                                                          (In Thousands)
OPERATING ACTIVITIES
Net income                                         $14,454           $11,157
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                     3,436             2,724
    Amortization of unearned compensation              193                84
    Deferred income taxes                            1,130               910
    Undistributed loss of affiliate                    733               653
    Loss on disposition of property and equipment        7                -
  Changes in operating assets and liabilities:
    Receivables                                     (2,394)           (1,016)
    Inventories                                        (65)             (117)
    Prepaid expenses and other current assets          571               445
    Cash surrender value of life insurance             (22)              (25)
    Other assets                                       (43)               48
    Accounts payable                                   414               369
    Deferred income                                  6,179             4,423
    Income taxes payable                             1,310               238
    Other current liabilities                         (615)             (256)
                                               _______________________________
Net cash provided by operating activities           25,288            19,637

INVESTING ACTIVITIES
  Acquisition of investments                       (64,735)          (53,276)
  Proceeds from maturities of investments           55,716            51,331
  Capital expenditures                             (11,352)          (15,452)
  Proceeds from sale of assets                          21                 7
                                               _______________________________
Net cash used in investing activities              (20,350)          (17,390)

FINANCING ACTIVITIES
  Reacquisition of previously issued
   common stock                                        (82)             (243)
                                                ______________________________
Net cash used in financing activities                  (82)             (243)
                                                ______________________________
Net increase in cash and cash equivalents            4,856             2,004

Cash and cash equivalents at
  beginning of period                                5,227             6,123
                                                ______________________________
Cash and cash equivalents at end of period         $10,083            $8,127
                                               ===============================
See accompanying notes and accountants' review report.

                       International Speedway Corporation
              Notes to Condensed Consolidated Financial Statements
                        May 31, 1995 and August 31, 1994
                  (Unaudited - See Accountants' Review Report)

1.  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and generally accepted accounting principles but do not include all of the information and disclosures required for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K. The statements have been reviewed by the Company's independent accountants. In management's opinion, the statements include all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to conform to the financial presentation at May 31, 1995.

Because of the seasonal concentration of racing events, the results of operations for the three-month and nine-month periods ended May 31, 1995 and 1994 are not indicative of the results to be expected for the year.

2. Earnings Per Share

Earnings per share have been computed on the weighted average total number of common shares outstanding during the respective periods. Weighted average shares outstanding for the three-month and nine-month periods ended May 31, 1995 were 2,293,365 and 2,291,510, respectively. Weighted average shares outstanding for the three-month and nine-month periods ended May 31, 1994 were 2,289,766 and 2,287,301, respectively.

3. Related Party Disclosures and Transactions

All of the racing events that take place during the Company's fiscal year are sanctioned by various racing organizations such as the Sports Car Club of America (SCCA), Automobile Racing Club of America (ARCA), American Motorcyclist Association (AMA), International Motor Sports Association (IMSA), World Karting Association (WKA), Federation Internationale de l'Automobile (FIA), Federation Internationale Motorcycliste (FIM), and the National Association for Stock Car Auto Racing, Inc. (NASCAR). NASCAR, which sanctions some of the Company's principal racing events, is a member of the France Family Group which controls in excess of 60% of the outstanding stock of the Company and some members of which serve as directors and officers. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors totaled approximately $7.4 million and $2.2 million for the nine-month and three-month periods ended May 31, 1995, respectively, and approximately $6.1 million and $1.8 million for the nine-month and three-month periods ended May 31, 1994, respectively.

4. Supplemental Disclosures of Cash Flow Information

Cash paid for income taxes for the nine months ended May 31, 1995 and 1994 is as follows:
                                              1995            1994
                                         ______________________________
                                            (Thousands of Dollars)

       Income taxes paid                     $6,856          $5,933
                                         ==============================

5.  Long-Term Incentive Restricted Stock

On January 1, 1995 and 1994, a total of 4,694 and 7,841 restricted shares of the Company's common stock, respectively, were awarded to certain officers and managers under the Company's Long Term Incentive Plan. The market value of shares awarded on January 1, 1995 and 1994 amounted to approximately $489,000 and $760,000, respectively, and has been recorded as unearned compensation - restricted stock, which is shown as a separate component of shareholders' equity in the accompanying condensed consolidated balance sheets. The unearned compensation is being amortized over the vesting period of the shares. The total expense charged against operations during the nine months ended May 31, 1995 and 1994 was approximately $193,000 and $84,000, respectively.

               PART I.      FINANCIAL INFORMATION

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company's combined position in cash and cash equivalents and short-term investments at May 31, 1995 increased from August 31, 1994 primarily as a result of increased income and cash flows from operations. The increased cash flows were offset in part by payments made for capital projects.

The Company's working capital at May 31, 1995 also increased from August 31, 1994 due primarily to the increase in cash and cash equivalents and short-term investments described above, as well as to an increase in accounts receivable related to increased revenues described below under the caption "Revenues". These working capital increases were offset in part by the use of cash to finance capital improvements, an increase in accounts payable related to construction in progress, a reduction in prepaid expenses due to recognition of expenses related to the 1994 Darlington event and by an increase in income taxes payable as a result of income from operations and the timing of estimated tax deposits.

Receivables increased for the nine months ended May 31, 1995, as compared to the nine months ended May 31, 1994, primarily due to an increase in other related income as described below under the caption "Revenues". The increase in deferred revenue for the nine months ended May 31, 1995, as compared to the same period of 1994, is due primarily to an increase in seating capacity and certain ticket prices for future motorsports events to be held at the Company's Daytona, Talladega and Darlington facilities.

The increase in other current liabilities is due to dividends declared but unpaid as of May 31, 1995, partially offset by a decrease in the payment of compensation accrued at August 31, 1994.

The Company intends to continue to maintain the policy of investing excess cash primarily in short-term investments. The staggered maturities of these short-term investments would provide the Company with sufficient cash to cover the expenses arising from a delay, postponement or cancellation of an event due to poor weather conditions or other contingencies.

The increase in proceeds from and acquisitions of investments during the nine months ended May 31, 1995, as compared to the corresponding period of 1994, is due to increased short-term investment activity. This increased activity resulted from increased cash flows from operations and fewer capital expenditures in the current year-to-date period.

Management believes that the Company has the ability to generate adequate amounts of cash through operations and outside financing, if necessary, to meet the Company's operational needs on both a long- and short-term basis.

Capital Resources

The Company continues to invest in the general improvement and expansion of its aging facilities. The amount of capital expenditures, however, can materially change from year to year based on approved projects and the availability of working capital resources.

During the nine months ended May 31, 1994, significant additions to spectator capacity were made. The increase in spectator capacity which has been made to date in fiscal 1995 was smaller. However, approximately $3.5 million has been spent in the current fiscal year related to the "Daytona USA"(R) project described below.

The Company's Board of Directors has approved general improvement and expansion projects with an estimated cost to complete of approximately $13 million at May 31, 1995. These projects consist primarily of additions and renovations to spectator capacity, paving, concession facilities and equipment. Management anticipates the completion of these projects within the next 24 months based on the availability of working capital resources.

In addition to the general capital projects described above, the Company's Board of Directors approved two significant new capital expenditures in fiscal 1994 - an addition to the Winston Tower at the Daytona facility, and the development of a motorsports themed amusement complex at the Daytona facility to be called "Daytona USA"(R).

The Winston Tower addition will encompass additional grandstands and suites, as well as catering and concession facilities. Construction began in July 1995. The project is expected to be completed in the fall of 1996. The total anticipated cost of this project is approximately $10 million.

"Daytona USA"(R) will combine interactive mediums, theaters and numerous historical memorabilia and exhibits to form a motorsports themed amusement complex. The complex will be constructed adjacent to the existing Visitors Center at Daytona International Speedway. The design and development of Daytona USA(R) is near completion. Construction began in July 1995 and opening is scheduled for the summer of 1996. Total remaining costs related to this project are expected to approximate $14.5 million.

Based on the Company's current liquidity, cash and investment positions, as well as the Company's unused lines of credit of approximately $16 million, management believes that its present capital resources are sufficient to meet anticipated financing requirements in fiscal 1995. As both the Winston Tower addition and "Daytona USA"(R) projects are under construction concurrently, the Company may negotiate outside financing as needed. In management's opinion, financing resources are available to provide sufficient liquidity for continuing operations.

Equity investments decreased from August 31, 1994 as a result of the recognition of the Company's 50% share of the current loss from operations at Watkins Glen International. The Company uses the equity method to account for its investment in Watkins Glen. Due to the concentration of Watkins Glen's events during the summer months, the results at May 31, 1995 are not indicative of the results to be expected for the year.

Income Taxes

Income taxes payable at May 31, 1995 have increased since August 31, 1994 due to the seasonal nature of the Company's business and the timing of estimated tax deposits. As a result of higher earnings in the nine months ended May 31, 1995, as compared to the nine months ended May 31, 1994, the increase in income taxes payable is greater in the current year than in the comparable period of the prior year.

The deferred income tax liability at May 31, 1995 and 1994 increased from August 31, 1994 and 1993, respectively, primarily as a result of differences between financial and tax accounting treatments relating to depreciation expense.

Inflation

Management does not believe that inflation has had a material impact on operating costs and earnings of the Company. The Company has demonstrated the ability to appropriately adjust prices in reaction to changing costs and has aggressively pursued an ongoing cost improvement effort.

Results of Operations

Revenues

Admission income increased during the current year due to increased attendance and increases in certain ticket prices. Attendance at NASCAR Winston Cup events conducted at the Company's facilities during the three months and nine months ended May 31, 1995 increased approximately 10% and 9%, respectively, over attendance at the comparable events in the prior year. This increased attendance is due to both the continued overall increased interest in motorsports and increased seating capacity at the Company's Daytona, Talladega and Darlington facilities.

During the current fiscal year, the Company's wholly-owned subsidiary, Americrown Service Corporation ("Americrown"), increased its catering operation at the Daytona International Speedway. In addition, Americrown expanded its operations by providing food and beverage services at two outdoor sporting events unrelated to International Speedway Corporation. These two contracts were for one year periods. The revenue generated by these new business opportunities accounted for approximately one-half and one-third of the increase in food, beverage, and souvenir income during the three-month and nine-month periods ended May 31, 1995, respectively. Americrown intends to pursue renewal of these contracts in 1996.

The remaining increase in food, beverage and souvenir income for the three months and nine months ended May 31, 1995 was relatively balanced between increased food service and souvenir merchandise revenue. Management believes increased attendance at events conducted at the Company's facilities contributed to increases in both food service and souvenir merchandise sales. In addition, per capita food service revenue increased 12% and 19% during the three and nine months ended May 31, 1995, respectively, as a result of changes to menus and pricing.

The increased interest in motorsports is reflected in both live and broadcast audiences. This continued interest has enabled the Company to successfully negotiate favorable current year contracts for broadcast rights, promotional fees and advertising. The combined effect of these contracts accounted for more than one-half of the increase in other related revenue for both the three and nine months ended May 31, 1995.

Substantially all of the remaining increase in other related revenue for the third quarter of fiscal 1995, and approximately 70% of the remaining increase for the corresponding nine month period resulted from royalties received from the Company's trademark licenses. The majority of this increase results from fees received from a single licensee which manufactures home entertainment products.

The Company conducted eight events at its Tucson facility which were promoted as "Winter Heat." Promotional and broadcast revenues related to these new events accounted for the remaining increase in other related income for the nine month period ended May 31, 1995. At this time, the Company is uncertain concerning the renewal of the Winter Heat series in fiscal 1996.

The Company's average cash balances have increased as operations expanded. This increase in average cash balances, combined with generally higher average interest rates resulted in increased interest income during the three- and nine-month periods ended May 31, 1995.

Expenses

Standard NASCAR sanction agreements require a percentage of broadcast revenues be paid as prize money to participants in the events. As a result of increased broadcast revenues, the Company experienced a corresponding increase in prize money. This increased prize money, combined with increased point fund money, accounted for approximately 73% and 81% of the increase in prize and point fund monies and NASCAR sanction fees for the three- and nine-month periods ended May 31, 1995.

As food, beverage and souvenir revenue increase, the Company experiences a corresponding increase in related expenses. The overall cost of sales for food, beverage and souvenirs was reduced by 2% for the nine months ended May 31, 1995. In addition, during the current fiscal year, the Company discontinued the mail order catalog developed and distributed during the previous year.
The elimination of promotional costs associated with the catalog reduced food, beverage and souvenir expenses an additional 2% during the current nine-month period. These decreases were partially offset by increased monies spent by Americrown for business development as it continues to seek new business opportunities.

Food, beverage and souvenir expenses, as a percent of revenue, are slightly higher during the three months ended May 31 than in the corresponding nine-month period due to the seasonal concentration of events during the second quarter of the Company's fiscal year and the constant level of overhead expenses throughout the year. Aside from the increased monies spent on business development in the third quarter, the level of food, beverage and souvenir expenses remained constant at approximately 70% of revenue during the three months ended May 31, 1995 and 1994.

Promotion, general and administrative expenses have remained constant at approximately 26% and 22% of combined admission income and other related revenue for the three and nine months ended May 31, 1995, respectively, as compared to the corresponding periods of the prior year. The higher relative percentage of promotion, general and administrative expenses in the third quarter is the result of the seasonal concentration of events during the second quarter of the Company's fiscal year and the constant level of promotion, general and administrative expenses throughout the year.

Because of the seasonal concentration of racing events, the results of operations for the three-month and nine-month periods ended May 31, 1995 and 1994 are not indicative of the results to be expected for the year.

           Review Report of Independent Certified Public Accountants


The Board of Directors
International Speedway Corporation

We have reviewed the accompanying condensed consolidated balance sheet of International Speedway Corporation as of May 31, 1995, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended May 31, 1995 and 1994, and the condensed consolidated statements of shareholders' equity and cash flows for the nine-month periods ended May 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of International Speedway Corporation as of August 31, 1994, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented separately herein) and in our report dated October 14, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 1994, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                  /s/ Ernst & Young, LLP


Jacksonville, Florida
July 6, 1995

                   PART II - OTHER INFORMATION


Item #6 Exhibits and Reports on Form 8-K

        a. Exhibits

           I.  (27) -  Article 5 Fin. Data Schedule for 3rd Qtr 10-Q

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


Date    July 12, 1995                          /s/ Harry Lee Combs

                                          Harry Lee Combs, CPA, Vice President
                                               and Chief Financial Officer