Form 10-K405
period 1995-08-31
INTERNATIONAL SPEEDWAY CORP
filed 1995-11-20
CIK 51548

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549
(Mark One)
[x]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934   [FEE REQUIRED]
For the fiscal year ended August 31, 1995
                                    OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934   [NO FEE REQUIRED]
For the transition period from                    to

Commission file number 0-2384

                    INTERNATIONAL SPEEDWAY CORPORATION
          (Exact name of registrant as specified in its charter)
              FLORIDA                                    59-0709342
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

 1801 WEST INTERNATIONAL SPEEDWAY BOULEVARD, DAYTONA BEACH, FLORIDA    32114
          (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code          904-254-2700

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class                Name of each exchange on which registered
          None                                            None
Securities registered pursuant to
Section 12 (g) of the Act:                       Common Stock - $.10 par value
                                                       (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of November 1, 1995 was $204,529,920 based upon the average bid/ask quotation for that date and the assumption that all directors and officers of the Company, and their families, are affiliates. At November 1, 1995, 2,293,065 shares of common stock, $.10 par value per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.  - NONE -

                                  PART I
ITEM 1.  BUSINESS

International Speedway Corporation and its subsidiaries (the "Company") are predominantly sports oriented, producing and conducting motor sport activities in the form of stock car, sports car, motorcycle and go-kart racing events for spectators at the Daytona International Speedway in Daytona Beach, Florida, Talladega Superspeedway in Talladega County, Alabama, Darlington Raceway in Darlington, South Carolina, Tucson Raceway Park in Pima County, Arizona, and Watkins Glen International in Watkins Glen, New York (see Item 2, "Properties"). The Company conducts the food, beverage and souvenir operations at most of these facilities through its wholly-owned subsidiary, Americrown Service Corporation, and produces and syndicates race and race-related radio broadcasts through MRN Radio. This is a dominant industry, as these activities amount to more than 90% of the total operations of the Company for the year ended August 31, 1995 and for the previous four years.

Among the major events conducted by the Company are late model stock car races sanctioned by the National Association for Stock Car Auto Racing, Inc. (NASCAR), and conducted in accordance with the rules and regulations of NASCAR. Other racing events are sanctioned by the International Motor Sports Association (IMSA), the American Motorcyclist Association (AMA), the Championship Cup Series (CCS), the Automobile Racing Club of America (ARCA), the Sports Car Club of America (SCCA), the World Karting Association (WKA), the Federation Internationale de l'Automobile (FIA), and the Federation Internationale Motorcycliste (FIM).

Major racing events, dates and the sanctioning organizations were:

          EVENT                        DATE                   SANCTIONED BY
Gatorade 200                       September 3, 1994             NASCAR
Mountain Dew Southern 500          September 4, 1994             NASCAR
Daytona Fall Motorcycle Races      October 21-23, 1994           AMA
WKA World Enduro Championships     December 27-30, 1994          WKA
Rolex 24 at Daytona                February 4-5, 1995            IMSA, FIA
ARCA 200                           February 12, 1995             ARCA
Busch Clash of '95                 February 12, 1995             NASCAR
Gatorade Twin 125's                February 16, 1995             NASCAR
Florida 200                        February 17, 1995             NASCAR
IROC Round One                     February 17, 1995             NASCAR
Goody's 300                        February 18, 1995             NASCAR
Daytona 500                        February 19, 1995             NASCAR, FIA
Championship Cup Series Races      March 3-5, 1995               CCS
Classics Day Vintage Races         March 6-7, 1995               AMA
International Lightweight 100k     March 10, 1995                AMA, FIM
Daytona Supercross By Honda        March 11, 1995                AMA, FIM
Camel Dirt Track Race              March 11, 1995                AMA
Daytona 200 by ARAI                March 12, 1995                AMA, FIM
Mark III Vans 200                  March 25, 1995                NASCAR
IROC Round Two                     March 25, 1995                NASCAR
TranSouth Financial 400            March 26, 1995                NASCAR
Food World 500k                    April 29, 1995                ARCA
IROC Round Three                   April 29, 1995                NASCAR
Winston 500                        April 30, 1995                NASCAR, FIA
Fay's 150                          June 24, 1995                 NASCAR
Camel Continental X                June 25, 1995                 IMSA, FIA
Pepsi 400                          July 1, 1995                  NASCAR, FIA
Humminbird Fishfinders 500k        July 22, 1995                 NASCAR
DieHard 500                        July 23, 1995                 NASCAR, FIA
Budweiser at the Glen              August 13, 1995               NASCAR

The continuing success of the major racing events is directly related to their being sanctioned by the aforementioned organizations.

Ticket sales, net of refunds and sales taxes, for all racing events accounted for approximately 50% of total revenues for fiscal year ended August 31, 1995, 52% for August 31, 1994, and 53% for August 31, 1993. Food, beverage and souvenir income accounted for approximately 18% of total revenues for fiscal year ended August 31, 1995, 18% for August 31, 1994, and 16% for August 31, 1993. Other related revenues primarily include parking fees, entry fees, hospitality services, promotions, and television and radio broadcast rights and advertising.

The Company produces and sells a souvenir racing program for all of the major racing events during the year. Program advertising is sold to both local and national advertisers. Prior to September 30, 1992 the Company contracted concessions at its Daytona and Talladega race tracks to outside concessionaires. The lease agreements for the Daytona and Talladega tracks terminated on September 30, 1992. Concessions for the Daytona, Talladega, and Darlington tracks are now performed by a subsidiary (Americrown).

During the current year the Company received income from both radio and television broadcasts of various racing events covered by the Motor Racing Network (MRN), the Columbia Broadcasting System (CBS), the Entertainment and Sports Programming Network (ESPN) and The Nashville Network (TNN).

Revenue producing activities not related to motor sports include operations of the Talladega Municipal Airport, adjacent to the Talladega Superspeedway, which is operated by North American Testing Company, one of the wholly-owned subsidiaries of International Speedway Corporation. The total income produced by these activities is less than 10% of the consolidated income of the Company and its subsidiaries.

The field of motor racing has several areas of intense competition: NASCAR and ARCA stock car events, USAC and IndyCar racing events, SCCA and IMSA sports car events and AMA and CCS motorcycle events held nationally on oval, dirt track and road course facilities. The International Speedway Corporation tracks at Daytona and Talladega are both approximately 2.5 mile tri-oval types with infield road courses. The Darlington track is a 1.366 mile high banked oval. The Tucson track is a 3/8 mile oval track. Watkins Glen is a 3.37 mile road course facility. All of the Company's tracks are multi-event facilities.

The major tracks in competition with the Company's larger facilities include the Indianapolis Motor Speedway, Indianapolis, Indiana - 2.5 mile; Charlotte Motor Speedway, Charlotte, North Carolina - 1.5 mile; Atlanta Motor Speedway, Atlanta, Georgia - 1.5 mile; New Hampshire International Speedway, Loudon, New Hampshire - 1.058 mile; North Carolina Motor Speedway, Rockingham, North Carolina - 1.017 mile; Pocono International Speedway, Pocono, Pennsylvania -
2.5 mile; Michigan International Speedway, Brooklyn, Michigan - 2 mile; Sebring, Florida - Airport road course; and Miami, Florida - Road course in public park. Most of these tracks run at least one NASCAR Winston Cup race or IMSA race or a combination of the two each year. Events sanctioned by other racing associations often are held on the same dates at separate tracks in competition with the NASCAR and IMSA event dates.

There are other stock car race tracks located throughout the country which are in competition with the Company's Tucson facility. Generally, these range from .5 to 1 mile tracks, and in some cases, they are dirt tracks.

The Daytona International Speedway, along with the Indianapolis Motor Speedway, holds a high place in the sport of auto racing in regard to prestige, caliber of events, attendance, etc.

The Company has approximately 320 permanent employees and approximately 3,900 additional temporary part-time employees during major racing activities.

ITEM 2.  PROPERTIES

The Company controls high banked asphalt speedways in Florida, Alabama and South Carolina, and a 3/8 mile oval paved track in Arizona, owns a 50% share of a 3.37 mile asphalt road course track in New York and owns concessions warehouses in Daytona and Talladega. The Florida track, Daytona International Speedway, is located at Daytona Beach in Volusia County. Approximately 440 acres of land for the track, parking areas and office at Daytona Beach are leased from the Daytona Beach Racing and Recreational Authority. The Company also owns approximately 15 acres of property adjacent to the Daytona International Speedway.

The Alabama track, Talladega Superspeedway, is located in Talladega County, Alabama. It is situated on approximately 1,365 acres owned by the Company. Most of the land is reserved for agricultural use, except for that portion used for the track and parking areas. An additional 114.9 acres of property owned by the Company are located immediately north of the entrance to the Talladega track. The property was purchased to provide for possible future expansion of the speedway facilities and to provide protection against uses of that property for purposes which might not be compatible with the Talladega Superspeedway activities.

The South Carolina track, Darlington Raceway, is located in Darlington, South Carolina. It is situated on approximately 230 acres owned by South Carolina International Speedway Corporation. The facilities include a 1.366 mile asphalt high banked track, garages, pits, buildings, grandstands and bleachers.

The Arizona track, Tucson Raceway Park, is located in Pima County, Arizona. It is situated on part of the Pima County Fairgrounds subleased from the Southwestern Fair Commission as Lessee and Manager of the Pima County Fairgrounds. The facilities include a 3/8 mile oval track which is paved, grandstands, bleachers, concessions and restroom building.

The New York facility, Watkins Glen International, is located on approximately 1,100 acres in Schuyler County, N.Y. owned by the Company's 50% owned subsidiary. The facilities include a 3.37 mile road course track, garages, pits, buildings, and grandstands.

The concession warehouses in Daytona and Talladega are located on Company owned land reasonably proximate to the tracks at those locations.

The Company also leases real estate and office space in Talladega, Alabama. The real estate consists of a building and adjacent parking space, and the property and premises at the Talladega Municipal Airport. The office space is located in the International Motor Sports Hall of Fame building.

The Talladega office building site lease expires in 1996. The rental terms under the Talladega Municipal Airport lease require the Company to pay 50% of the revenue from monthly aircraft T-Hanger rentals.

The various leases described above will expire as follows:

     PROPERTY                              EXPIRES IN THE YEAR

Daytona Beach real estate               2007 with a 25-year renewal
                                          option to 2032

Talladega office building site          2000 with a 5-year renewal
                                          option to 2005

Talladega adjacent parking space        2018 with a 25-year renewal
                                          option to 2043

Talladega Municipal Airport             2002 with two 10-year
                                          options to 2022

Talladega business offices              1996 with a 1-year renewal
 within Hall of Fame building             option to 1997

Tucson real estate                      1997 with four 4-year renewal
                                          options to 2013

Management believes that all facilities are suitable for current operations and that such facilities are maintained in a high quality state of repair.

ITEM 3.  LEGAL PROCEEDINGS

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


                                  PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

International Speedway Corporation has only one class of capital stock - common stock, $.10 par value per share held by 1,373 record holders as of August 31, 1995. The common stock is traded over the counter. The symbols on the stock are ISPW and ISWY through CompuServe and the NASDAQ Stock Market OTC Bulletin Board, respectively. The reported high and low bid prices for each quarter during the two most recent fiscal years are as follows:


                                              FOR THE YEARS ENDED AUGUST 31
                                                 1995               1994
                                             HIGH     LOW       HIGH     LOW
   First Quarter  . . . . . . . . . . .    $102.50  $ 98.00   $ 97.00  $ 90.00
   Second Quarter . . . . . . . . . . .    $130.00  $102.50   $ 99.00  $ 95.00
   Third Quarter  . . . . . . . . . . .    $142.00  $130.00   $ 99.00  $ 95.00
   Fourth Quarter . . . . . . . . . . .    $210.00  $142.00   $ 98.00  $ 95.00

Quotations were obtained from the NASDAQ Stock Market Bulletin Board. The quotations represent prices between dealers and do not include mark-up, mark-down or commission. These quotations do not necessarily represent actual transactions.

DIVIDENDS

Dividends of $.70 per share and $.60 per share were declared in the third quarter and paid in the fourth quarter of fiscal years 1995 and 1994, respectively.

ITEM 6. SELECTED FINANCIAL DATA

                                                       (Dollars in Thousands
                                                       Except Per Share Data)
                                                       YEARS ENDED AUGUST 31,

                             1995       1994       1993       1992      1991
Total Revenues            $ 83,893   $ 70,112   $ 59,937   $ 53,479   $ 47,789

Net Income:
  Before cumulative effect
   of accounting change   $ 18,363   $ 14,566   $ 12,475   $ 11,694   $ 10,287
  Cumulative effect of
   accounting change (1)        -          -         288         -          -
Net Income                $ 18,363   $ 14,566   $ 12,763   $ 11,694   $ 10,287
Weighted Average Shares
  Outstanding            2,291,922  2,287,878  2,284,499  2,287,410  2,425,085

Earnings per Share:
  Before cumulative effect
    of accounting change  $   8.01   $   6.37   $   5.46   $   5.11   $   4.24
  Cumulative effect of
    accounting change (1)       -          -         .13         -          -
Earnings per Share        $   8.01   $   6.37   $   5.59   $   5.11   $   4.24

Cash Dividends per Share  $    .70   $    .60   $    .50   $    .40   $    .30

At year-end:
  Total Assets            $119,571   $ 96,401   $ 78,487   $ 67,540   $ 58,317

  Working Capital         $ 20,821   $ 11,839   $ 16,356   $ 13,301   $  7,765

  Long-Term Debt          $     -    $     -    $     -    $  2,300   $  5,100

     (1) Reflects the effect of the change in accounting for income taxes. See Note 2 to the Consolidated Financial Statements.

Ratios:
  Return on Revenues            22%        21%        21%        22%       22%
  Return on Equity              22%        21%        23%        27%       31%
  Return on Total Assets        15%        15%        16%        17%       18%
  Total Liabilities to Equity   40%        41%        42%        55%       76%

This summary should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and Notes thereto, which appear elsewhere in this report.

Certain amounts in prior years have been reclassified to conform to the current presentation.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company's combined position in cash and cash equivalents and short-and long-term investments at August 31, 1995 increased from August 31, 1994 primarily as a result of increased cash flows from operations. The increased cash flows were offset in part by payments made for capital projects.

The Company's working capital at August 31, 1995 also increased from August 31, 1994 due primarily to the increase in cash and cash equivalents and short-term investments described above, as well as to an increase in accounts receivable related to increased royalty and advertising revenues. These working capital increases were offset in part by the use of cash to finance capital improvements, an increase in accounts payable related to construction in progress, an increase in other current liabilities related to compensation and benefits and by an increase in income taxes payable as a result of income from operations.

Prepaid expenses and other current assets at August 31, 1995 increased over the balance at August 31, 1994 primarily as a result of an increase in prepaid expenses related to the September 1995 Darlington event. The increase in deferred revenue at August 31, 1995, as compared to August 31, 1994, is due primarily to increases in seating capacity and certain ticket prices for future motor sports events to be held at the Company's Daytona, Talladega and Darlington facilities.

The increases in proceeds from and acquisitions of investments during the year ended August 31, 1995, as compared to 1994, is due to increased short-term investment activity. This increased activity resulted from increased cash flows from operations and fewer capital expenditures in the current year.

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

CAPITAL RESOURCES

During fiscal 1995, the Company reacquired 877 shares of its previously issued common stock at prices ranging from $103 to $163 per share for a total cost of approximately $106,000. Based upon current liquidity, and absent adverse changes, the Company may purchase additional stock from time to time at prices management deems favorable.

The Company continues to invest in the general improvement and expansion of its aging facilities. The amount of capital expenditures, however, can materially change from year to year based on approved projects and the availability of working capital resources.

During the year ended August 31, 1994, significant additions to spectator capacity were made. The increase in spectator capacity in fiscal 1995 was smaller. However, approximately $5.2 million has been spent in the current fiscal year related to the "Daytona USA"(R) project described below.

The Company's Board of Directors has approved general improvement and expansion projects with an estimated cost to complete of approximately $6 million at August 31, 1995. These projects consist primarily of additions and renovations to spectator capacity, paving, concession facilities and equipment. Management anticipates the completion of these projects within the next 24 months based on the availability of working capital resources.

In addition to the general capital projects described above, the Company's Board of Directors approved two significant new capital expenditures in fiscal 1994 - an addition to the Winston Tower at Daytona International Speedway, and the development of a motor sports themed amusement complex at the Daytona facility to be called "Daytona USA"(R).

The Winston Tower addition will encompass additional grandstands and suites, as well as catering and concession facilities. Construction began in July 1995. The project is expected to be completed in the fall of 1996. The estimated cost to complete this project is approximately $9.8 million.

"Daytona USA"(R) will combine interactive mediums, theaters and numerous historical memorabilia and exhibits to form a motor sports themed amusement complex. The complex is being constructed adjacent to the existing Visitors' Center at Daytona International Speedway. Construction began in July 1995 and opening is scheduled for the summer of 1996. Total remaining costs related to this project are expected to approximate $12.8 million.

Based on the Company's current liquidity, cash and investment positions, as well as the Company's unused lines of credit of approximately $16 million, management believes that its present capital resources are sufficient to meet anticipated financing requirements in fiscal 1996. As both the Winston Tower addition and "Daytona USA"(R) projects are under construction concurrently, the Company may negotiate outside financing as needed. In management's opinion, financing resources are available to provide sufficient liquidity for continuing operations.

Equity investments increased from August 31, 1994 due to the recognition of the Company's 50% share of the current income from operations at Watkins Glen International. The Company uses the equity method to account for its investment in Watkins Glen.

INCOME TAXES

The effective income tax rates for the years ended August 31, 1995 and 1994 were 37.6% and 37.3%, respectively. The deferred income tax liability increased over the balance at August 31, 1994 primarily as a result of differences between financial and tax accounting treatments relating to depreciation expense.

INFLATION

Management does not believe that inflation has had a material impact on operating costs and earnings of the Company. The Company has demonstrated the ability to appropriately adjust prices in reaction to changing costs and has aggressively pursued an ongoing cost improvement effort.

RESULTS OF OPERATIONS

REVENUES

Admission income increased during the years ended August 31, 1995 and 1994 due to increases in attendance and increases in certain ticket prices. Attendance at NASCAR Winston Cup events conducted at the Company's facilities increased approximately 9% in fiscal 1995 and fiscal 1994. The increases in attendance in both years resulted from the continued overall increased interest in motor sports as well as increased seating capacity at the Company's Daytona, Talladega and Darlington facilities.

During both fiscal 1994 and fiscal 1995, the Company's wholly-owned subsidiary, Americrown Service Corporation ("Americrown") expanded its operations through new business opportunities. During fiscal 1994, Americrown assumed the catering operations at the Company's Daytona and Talladega facilities. In 1995, the catering operation at Daytona International Speedway was further increased. In addition, during the year ended August 31, 1995, Americrown expanded its operations by providing food and beverage services at two outdoor sporting events unrelated to International Speedway Corporation. The revenue generated by these new business opportunities accounted for approximately one-quarter of the increase in food, beverage and souvenir income during the year ended August 31, 1995, and over 40% of the increase in fiscal 1994.

The remaining increase in food, beverage and souvenir income for the years ended August 31, 1995 and 1994 resulted from increases in both food service and souvenir merchandise revenue. Management believes increased attendance at events conducted at the Company's facilities contributed to increases in food service and souvenir merchandise sales in both periods. In addition, per capita food service revenue increased approximately 16% and 17% during the years ended August 31, 1995 and 1994, respectively, as a result of changes to menus and pricing, while strategic merchandising efforts implemented in fiscal 1994 resulted in a per capita increase in souvenir revenues of approximately 8% in that year.

The increased interest in motor sports is reflected in both live and broadcast audiences. This continued interest has enabled the Company to successfully negotiate favorable contracts for broadcast rights, promotional fees and advertising in both fiscal 1994 and 1995. The combined effect of these contracts accounted for approximately 60% and 70% of the increase in other related income for the years ended August 31, 1995 and 1994, respectively.

Increased rentals of the Company's hospitality facilities accounted for the majority of the remaining increase in other related income for the year ended August 31, 1994, while approximately 60% of the remaining increase in fiscal 1995 resulted from royalties received from the Company's trademark licenses. The majority of the increase in royalties resulted from fees received from a single licensee which manufactures home entertainment products.

During fiscal 1995, the Company conducted eight events at its Tucson facility which were promoted as "Winter Heat." Promotional and broadcast revenues related to these new events accounted for the remaining increase in other related income for the year ended August 31, 1995. The Company has negotiated a single-year renewal for the promotion and broadcast of the Winter Heat series in fiscal 1996.

The Company's average cash balances have increased as operations have expanded. This increase in average cash balances, combined with generally higher average interest rates, resulted in increased interest income during the years ended August 31, 1995 and 1994.

The motor sports industry generates significant revenues each year from the promotion, sponsorship and advertising of various companies and their products. General economic conditions and government regulation can adversely impact the availability to motor sports of these promotion, sponsorship and advertising revenues. In August 1995, the federal Food and Drug Administration ("FDA") announced proposed regulations that, if implemented, could potentially restrict tobacco industry sponsorship of sporting events. Revenue generated by tobacco industry sponsorship of the Company's events accounted for less than 5% of other related income in each of the last 3 years.

The lengthy regulatory rulemaking process related to the FDA's proposed regulations encompasses several phases, and the first phase is currently underway. There are several legal challenges pending which will likely extend the process. The final outcome of these proposed regulations is uncertain, and the impact on International Speedway Corporation, if any, is unclear.

EXPENSES

Standard NASCAR sanction agreements require a percentage of broadcast revenues be paid as prize money to participants in the events. As a result of increased broadcast revenues, the Company experienced a corresponding increase in prize money in both fiscal 1995 and fiscal 1994. This increased prize money, combined with increased point fund money, accounted for more than 80% of the increase in prize and point fund monies and NASCAR sanction fees for the years ended August 31, 1995 and 1994.

As food, beverage and souvenir income increase, the Company experiences a corresponding increase in related expenses. The overall cost of sales for food, beverage and souvenirs was reduced by 2% for the year ended August 31, 1995. In addition, during the current fiscal year, the Company discontinued the mail order catalog developed and distributed during fiscal 1994. The elimination of promotional costs associated with the catalog reduced food, beverage and souvenir expenses an additional 2% during the current year. These decreases were partially offset by increased monies spent by Americrown for business development as it continues to seek new business opportunities.

After consideration of the reduction in the cost of sales percentage, decreased mail order promotion costs and increased business development costs, food, beverage and souvenir expenses, as a percent of revenue, remained constant at approximately 65% of revenue during the year ended August 31, 1995.

Substantially all of the increase in food, beverage and souvenir expense for fiscal 1994 is attributable to increased cost of sales, payroll and personnel costs, event support costs and travel costs related to the expanded operations of Americrown, as discussed above.

Promotion, general and administrative expenses have remained constant at approximately 24% of combined admission income and other related income for the years ended August 31, 1995, 1994 and 1993.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Report of Independent Certified Public Accountants


The Board of Directors and Shareholders
International Speedway Corporation


We have audited the accompanying consolidated balance sheets of International Speedway Corporation and subsidiaries as of August 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended August 31, 1995. Our audits also included the consolidated financial statement schedule of International Speedway Corporation listed in item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Speedway Corporation and subsidiaries at August 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes.

                                                   /s/ Ernst & Young LLP

Jacksonville, Florida
October 20, 1995

                        Consolidated Balance Sheets

                                                              August 31
                                                         1995            1994
                                                        ______________________
                                                             (In Thousands)
ASSETS

Current Assets:

  Cash and cash equivalents..........................    $  7,871     $  5,227

  Short-term investments (Notes 2 and 10)............      30,950       21,920

  Receivables, less allowances of $35................       1,794        1,347

  Inventories........................................       1,158        1,069

  Prepaid expenses and other current assets..........       3,122        1,800
                                                         ________     ________
Total Current Assets.................................      44,895       31,363


Property and Equipment:

  Land and leasehold improvements....................       3,444        3,433

  Buildings, grandstands and tracks..................      73,216       68,334

  Furniture and equipment............................      13,110       12,170

  Construction in progress...........................      11,221        2,962
                                                         ________     ________
                                                          100,991       86,899

  Less: accumulated depreciation.....................      30,692       28,320
                                                         ________     ________
                                                           70,299       58,579


Other Assets:

  Cash surrender value of life insurance.............         489          459

  Equity investment (Note 7).........................       2,913        2,628

  Long-term investments (Notes 2 and 10).............         747        3,187

  Other..............................................         228          185
                                                         ________     ________
                                                            4,377        6,459

                                                         _________    ________

Total Assets.........................................    $119,571     $ 96,401
                                                         =========    ========





                             See accompanying notes.

                                                               August 31
                                                         1995            1994
                                                        ______________________
                                                             (In Thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

  Accounts payable...................................    $  2,619     $  1,452

  Income taxes payable (Note 3)......................         324           52

  Deferred income....................................      19,852       17,150

  Other current liabilities..........................       1,279          870
                                                         _________    ________
Total Current Liabilities............................      24,074       19,524



Deferred income taxes (Note 3).......................      10,250        8,600



Commitments and Contingencies (Note 6)



Shareholders' Equity (Note 5):

  Common stock, $.10 par value, 5,000,000 shares
    authorized; 3,502,585 and 3,498,768 issued
    in 1995 and 1994, respectively...................         350          350

  Capital in excess of par value.....................       2,350        1,861

  Retained earnings..................................      88,942       72,290
                                                         _________    ________
                                                           91,642       74,501

Less: Treasury stock - at cost, 1,209,520 shares.....       5,599        5,599

      Unearned compensation - restricted stock
        (Note 9).....................................         796          625
                                                         _________    ________
Total Shareholders' Equity...........................      85,247       68,277
                                                         _________    ________




Total Liabilities and Shareholders' Equity...........   $ 119,571     $ 96,401
                                                         =========    ========




                             See accompanying notes.

                     Consolidated Statements of Income

                                                     Year Ended August 31
                                              1995         1994         1993
                                         _____________________________________
                                         (In Thousands, Except Per Share Data)
REVENUES:

  Admissions, net......................... $ 42,266     $ 36,294      $ 31,644
  Food, beverage and souvenir income......   15,029       12,664         9,729
  Other related income....................   25,162       20,182        17,753
  Interest income.........................    1,436          972           811
                                           ________     ________      ________
                                             83,893       70,112        59,937
EXPENSES:

  Direct expenses:
    Prize and point fund monies
      and NASCAR sanction fees............   11,765        9,412         8,251
    Food, beverage and
      souvenir expenses...................    9,725        8,663         5,569
    Other direct expenses.................    8,636        8,564         7,838
  Promotion, general and
    administrative expenses...............   16,567       13,415        12,232
  Other related expenses..................    2,985        3,002         2,652
  Depreciation expense....................    4,798        3,828         3,006
  Interest expense........................       -            -             87
                                           ________     ________      ________
                                             54,476       46,884        39,635
                                           ________     ________      ________

Income before income taxes................   29,417       23,228        20,302
Income taxes (Note 3).....................   11,054        8,662         7,827
                                           ________     ________      ________
Income before cumulative effect
  of change in accounting principle.......   18,363       14,566        12,475
Cumulative effect of change in
  accounting for income taxes (Note 2)....       -            -            288
                                           ________     ________      ________
Net Income................................ $ 18,363     $ 14,566      $ 12,763
                                           ========     ========      ========
Earnings per Share:
  Before cumulative effect of
    accounting change..................... $   8.01     $   6.37      $   5.46
  Cumulative effect of
    accounting change (Note 2)............       -            -            .13
                                           ________     ________      ________
Earnings per Share........................ $   8.01     $   6.37      $   5.59
                                           ========     ========      ========
Dividends per Share....................... $    .70     $    .60      $    .50
                                           ========     ========      ========
                             See accompanying notes.

              Consolidated Statements of Shareholders' Equity

                                                           Unearned
                   Common    Capital                       Compen-    Total
                   Stock     In Excess            Treas-   sation -   Share-
                   $.10 Par  of Par     Retained  ury      Restricted holders'
                   Value     Value      Earnings  Stock    Stock      Equity
                   ___________________________________________________________
                                            (In Thousands)
BALANCE AT
 AUGUST 31, 1992..$ 349     $ 1,103    $ 47,785  $(5,599)  $   -     $ 43,638

 Net income.......   -          -        12,763       -        -       12,763

 Cash dividends
  ($.50 per share)   -          -        (1,142)      -        -       (1,142)

 Reacquisition of
   previously
   issued common
   stock (Note 5).   -          -           (23)      -        -          (23)
                  ______    ________   _________ _________ _______   _________
BALANCE AT
 AUGUST 31, 1993..  349       1,103      59,383   (5,599)      -       55,236

 Net income.......   -          -        14,566       -        -       14,566

 Cash dividends
  ($.60 per share)   -          -        (1,374)      -        -      (1,374)

 Reacquisition of
   previously
   issued common
   stock (Note 5).   -           (1)       (285)      -        -        (286)

 Restricted stock
   granted
   (Note 9).......    1         759          -        -      (760)        -

 Amortization of
   unearned
   compensation
   (Note 9).......   -           -           -        -       135        135
                  ______    ________   _________ _________  ______   _________
BALANCE AT
 AUGUST 31, 1994..  350       1,861      72,290     (5,599)  (625)    68,277

 Net income.......   -          -        18,363         -      -      18,363

 Cash dividends
  ($.70 per share)   -          -        (1,605)        -      -      (1,605)

 Reacquisition of
   previously
   issued common
   stock (Note 5).   -          -          (106)        -      -        (106)

 Restricted stock
  granted
  (Note 9)........    -          489          -          -   (489)        -

 Amortization of
  unearned
  compensation
  (Note 9)........   -           -           -          -     318        318
                  ______    ________   _________ _________ _______   ________
BALANCE AT
 AUGUST 31, 1995..$ 350     $ 2,350    $ 88,942  $ (5,599)   (796)   $85,247
                  ======    ========   ========= ========= =======   ========
                               See accompanying notes.

                   Consolidated Statements of Cash Flows

                                                Year Ended August 31
                                        1995             1994           1993
                                    __________________________________________
                                                     (In Thousands)
OPERATING ACTIVITIES
  Net income......................... $ 18,363        $ 14,566       $ 12,763
  Adjustments to reconcile net
   income to net cash provided
    by operating activities:
        Depreciation.................    4,798           3,828          3,006
        Amortization of unearned
         compensation................      318             135             -
        Deferred income taxes........    1,650           1,710          1,003
        Undistributed (earnings)
          loss of affiliate..........     (285)           (207)            27
        Loss (gain) on disposition
          of property and equipment..      251              (1)            (5)
        Changes in Operating Assets
          and Liabilities:
            Receivables..............     (447)           (232)           102
            Inventories..............      (89)             83           (496)
            Prepaid expenses and
              other current assets...   (1,322)           (402)           (81)
            Cash surrender value of
              life insurance.........      (30)            (33)           (26)
            Other assets.............      (61)             49             35
            Accounts payable.........    1,167             546            (89)
            Deferred income..........    2,702           2,764          2,326
            Income taxes payable.....      272            (139)            31
            Other current
              liabilities............      409              (8)           (22)
Net Cash Provided by                   ________        ________       ________
  Operating Activities...............   27,696          22,659         18,574

INVESTING ACTIVITIES
  Acquisition of investments......... (125,982)        (54,370)       (74,762)
  Proceeds from maturities
    of investments...................  119,392          52,192         74,029
  Capital expenditures...............  (16,831)        (19,729)       (10,294)
  Proceeds from sales of
    property and equipment...........       80              12             11
Net Cash Used in Investing             ________        ________      ________
    Activities.......................  (23,341)        (21,895)       (11,016)

FINANCING ACTIVITIES
  Reacquisition of previously issued
    common stock.....................     (206)           (286)           (23)
  Payments of debt...................       -               -          (3,900)
  Cash dividends paid................   (1,605)         (1,374)        (1,142)
Net Cash Used in Financing             ________        ________       ________
  Activities.........................   (1,711)         (1,660)        (5,065)
                                       ________        ________       ________
Net Increase (Decrease) in Cash
  and Cash Equivalents...............    2,644            (896)         2,493

Cash and Cash Equivalents at
  Beginning of Year..................    5,227           6,123          3,630
                                       ________        ________       ________
Cash and Cash Equivalents at
  End of year........................  $ 7,871         $ 5,227        $ 6,123
                                       ========        ========       ========
                              See accompanying notes.

Notes to Consolidated Financial Statements August 31, 1995, 1994 and 1993

1. ACCOUNTING POLICIES

Operations:
The Company's operations are predominately motor sport racing activities.

Principles of Consolidation:
The accompanying consolidated financial statements include the accounts of International Speedway Corporation and its wholly-owned subsidiaries (the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents:
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, bank demand deposit accounts and money market accounts at investment firms. Cash and cash equivalents exclude certificates of deposit, U.S. Treasury Notes and U.S. Treasury Bills, regardless of original maturity.

Investments:
Short-term investments consist of certificates of deposit and securities held-to-maturity which are due in one year or less. Certificates of deposit are readily convertible to cash and are stated at cost which approximates market value.

Long-term investments consist of securities held-to-maturity which are due after one year.

The equity investment represents a 50% ownership interest in a company which is accounted for using the equity method.

The Company determines the appropriate classification of investments at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity based on the Company's positive intent and ability to hold the securities to maturity. These securities are stated at cost. Interest and dividends are included in interest income.

Inventories:
Inventories of items for resale are stated at the lower of cost, determined on the first-in, first-out basis, or market.

Property and Equipment:
Property and equipment, including improvements to existing facilities, are stated at cost. Depreciation is provided for financial reporting purposes using either the straight-line or accelerated methods over estimated useful lives as follows:
            Leasehold improvements              5 - 75 years
            Buildings, grandstands and tracks   5 - 34 years
            Furniture and equipment             3 - 20 years

Income Taxes:
Effective September 1, 1992, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes," as more fully described in Note 2 - "Accounting Changes."

Admission Income:
Admission income and all race-related revenue is earned upon completion of an event and is stated net of admission and sales taxes collected. Refundable advance ticket sales and all race-related revenue on future events are deferred until earned.

Earnings per Share:
Earnings per share have been computed on the weighted average total number of common shares outstanding during the respective years. Weighted average shares outstanding for the years ended August 31, 1995, 1994 and 1993, were 2,291,922; 2,287,878 and 2,284,499 shares, respectively.

Comparability:
For comparability, certain 1994 and 1993 amounts have been reclassified where appropriate to conform with the presentation adopted in 1995.


2.  ACCOUNTING CHANGES

In May 1993 the FASB issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Statement addresses the accounting and reporting for investments in marketable equity securities that have readily determinable fair values and for all investments in debt securities. As permitted under the Statement, the Company adopted the provisions of the standard as of August 31, 1994. The effect of adopting this Statement was not material to the consolidated financial statements.

During the fourth quarter of fiscal year 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes." As permitted under the Statement, the Company elected not to restate the financial statements of prior years. The cumulative effect as of September 1, 1992 of adopting Statement 109 increased net income by approximately $288,000, or $.13 per share.

Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

3.  Federal and State Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Substantially all of the deferred tax liability results from the excess of tax accelerated depreciation over depreciation for financial reporting purposes.

Significant components of the provision for income taxes for the years ended August 31 are as follows:

                                        1995             1994            1993
                                      ________________________________________
                                                     (In Thousands)
Current tax expense:
     Federal.........................  $ 8,247         $ 6,190         $ 5,727
     State...........................    1,150             816             810
Deferred tax expense:
     Federal.........................    1,369           1,438           1,130
     State...........................      261             218             160
                                       _______         _______         _______
PROVISION FOR INCOME TAXES...........  $11,054         $ 8,662         $ 7,827
                                       =======         =======         =======


The reconciliation of income tax attributable to continuing operations computed at the federal statutory tax rates to income tax expense is as follows:

                                1995              1994              1993
                          ____________________________________________________
                                              (In Thousands)

                                    % OF              % OF             % OF
                                    PRE-TAX           PRE-TAX          PRE-TAX
                           AMOUNT   INCOME   AMOUNT   INCOME   AMOUNT  INCOME
                           _______  _______  _______  _______  _______ _______
Income tax computed at
 federal statutory rates   $10,296   35.0%   $ 8,129    35.0%  $ 7,045   34.7%

State income taxes, net of
 federal tax benefit           884    3.0        670     2.9       633    3.1

Effect of change in tax
 rates on beginning
 deferred tax liability         -       -          -      -        138     .7

Non-taxable share of
 (income) loss from
 unconsolidated subsidiary    (100)   (.3)       (58)    (.3)        8     .1

Other, net                      26    (.1)       (79)    (.3)        3     -
                           ________  ______  ________  ______  ________ ______
                           $11,054   37.6%   $ 8,662    37.3%  $ 7,827   38.6%
                           ========  ======  ========  ======  ======== ======

4.  LINES OF CREDIT

The Company has two lines of credit with local financial institutions totaling $16 million expiring in December 1995.

5.  REACQUISITION OF PREVIOUSLY ISSUED COMMON STOCK

Pursuant to a Florida statute, shares of previously issued common stock reacquired on or after July 1, 1990 are classified as authorized but unissued and are reflected as a reduction in the number of shares issued. Accordingly, at August 31, 1995, 1994, and 1993 common stock outstanding has been reduced by the par value of 877; 2,884; and 234 shares, respectively, reacquired by the Company during each of those years. In addition, the prorated portion of capital in excess of par value attributable to these shares was charged as a reduction of that account, with the remaining excess of the cost over par value of the shares reacquired charged as a reduction of retained earnings. All shares reacquired prior to July 1, 1990 are classified as authorized and issued but not outstanding and are recorded in the financial statements as treasury stock.


6.  COMMITMENTS AND CONTINGENCIES

A. In 1985, the Company established a salary incentive plan designed to qualify under Section 401(k) of the Internal Revenue Code. All employees who have completed 1,000 hours and 12 months continuous service are eligible to participate in the plan. The Company makes monthly contributions (subject to certain limits) to a savings trust to match employee contributions. The level of the Company matching contribution depends upon the amount of the employee contribution. Employees become 100% vested upon entrance to the plan.

The Company's contribution expense for the plan was approximately $228,000, $211,000, and $182,000 for the years ended August 31, 1995, 1994 and 1993, respectively.

B. In 1990, the Company self-insured its group health plan. The Plan provides medical benefits for all eligible full-time employees who have completed 30 days of service, and their eligible dependents. A reserve has been established to accrue estimated claims on a monthly basis.

In order to limit the Company's liability under the Plan, a reinsurance policy, purchased jointly with NASCAR, has been provided for specific excess losses and aggregate excess losses. The Company's maximum liability is limited to approximately $510,000 for the twelve month period ending December 31, 1995.

The total expense charged against operations for the years ended August 31, 1995, 1994 and 1993 for actual and estimated claims was approximately $469,000, $396,000 and $357,000, respectively.

C. The estimated cost to complete construction in progress at August 31, 1995 is approximately $28.6 million.

7.  RELATED PARTY DISCLOSURES AND TRANSACTIONS

All of the racing events that take place during the Company's fiscal year are sanctioned by various racing organizations such as the Sports Car Club of America (SCCA), Automobile Racing Club of America (ARCA), American Motorcyclist Association (AMA), International Motor Sports Association (IMSA), World Karting Association (WKA), Federation Internationale de l'Automobile
(FIA), Federation Internationale Motocycliste (FIM), and the National Association for Stock Car Auto Racing, Inc. (NASCAR). NASCAR, which sanctions some of the Company's principal racing events, is a member of the France Family Group which controls in excess of 60% of the outstanding stock of the Company and some members of which serve as directors and officers. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors totaled approximately $10.1, $8.2 and $7.2 million for the years ended August 31, 1995, 1994 and 1993, respectively.

At August 31, 1995 and 1994, the Company owned 50% of the outstanding common stock of Watkins Glen International, Inc. ("WGI"). Included in retained earnings at August 31, 1995 and 1994 is approximately $1,481,000 and $1,196,000, respectively, of undistributed equity in the earnings of WGI. In addition, the $200,000 loan made to this entity during fiscal year 1990, has an outstanding balance of $40,000 at August 31, 1995 which is reflected in "Other Assets" at that date. In accordance with the provisions of the loan, this balance plus accrued interest was fully repaid in September 1995.

8.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for income taxes and interest for fiscal years ended August 31, 1995, 1994 and 1993 are as follows:
                                              1995          1994         1993
                                          ____________________________________
                                                       (In Thousands)
INCOME TAXES PAID........................   $ 9,806       $ 7,132      $ 6,506
                                            =======       =======      =======
INTEREST PAID............................   $    -        $    -       $   229
                                            =======       =======      =======

9.  LONG-TERM INCENTIVE RESTRICTED STOCK PLAN

In November 1993, the Company's Board of Directors and a majority of the Company' shareholders approved a long-term incentive restricted stock plan for certain officers and managers of the Company. Under the Plan, up to 50,000 shares of the Company's common stock may be granted as restricted stock at no cost to Plan participants. Shares awarded under the Plan vest at the rate of 50% of each award on the third anniversary of the award date and the remaining 50% on the fifth anniversary of the award date. Shares awarded under the Plan generally are subject to forfeiture in the event of termination of employment prior to the vesting dates. The Plan participants own the shares and may vote and receive dividends, but are subject to restrictions under the plan. Restrictions include the prohibition of the sale or transfer of the shares during the period prior to vesting of the shares. The Company also has a right of first refusal to purchase any shares of stock issued under the Plan which are offered for sale.

On January 1, 1995 and 1994, a total of 4,694 and 7,841 restricted shares of the Company's common stock, respectively, were awarded to certain officers and managers. The market value of shares on January 1, 1995 and 1994 amounted to approximately $489,000 and $760,000, respectively, and has been recorded as "Unearned compensation - restricted stock", which is shown as a separate component of shareholders' equity in the accompanying consolidated balance sheets. The unearned compensation is being amortized over the vesting period of the shares. The total expense charged against operations during the years ended August 31, 1995 and 1994 was approximately $318,000 and $135,000, respectively.


10.  INVESTMENTS
The following is a summary of Investments:
                                                      August 31, 1995
                                                       (In Thousands)
                                        ______________________________________
                                                 Gross       Gross   Estimated
                                                Unrealized Unrealized  Market
                                          Cost   Gains       Losses    Value
                                        ______________________________________
HELD-TO-MATURITY SECURITIES
  U.S. Treasury Bills....................$ 9,457   $14        $  -    $ 9,471
  Municipal Securities................... 10,974     3          57     10,920
                                         _______  _______    _______  ________
                                          20,431    17          57     20,391

CERTIFICATES OF DEPOSIT.................. 11,266     -           -     11,266
                                         _______  _______    _______  ________
                                         $31,697   $17         $57    $31,657
                                         =======  =======    =======  ========

                                                      August 31, 1994
                                                       (In Thousands)
                                        ______________________________________
                                                 Gross       Gross   Estimated
                                                Unrealized Unrealized  Market
                                          Cost   Gains       Losses    Value
                                        ______________________________________
HELD-TO-MATURITY SECURITIES
  U.S. Treasury Bills....................$ 4,931   $13        $  -    $ 4,944
  Municipal Securities................... 10,635     6         141     10,500
                                         _______  _______    _______  ________
                                          15,566    19         141     15,444

CERTIFICATES OF DEPOSIT..................  9,541     -           -      9,541
                                         _______  _______    _______  ________
                                         $25,107   $19        $141    $24,985
                                         =======  =======    =======  ========

The cost and market values of municipal securities include accrued investment income of approximately $91,000 and $160,000 at August 31, 1995 and 1994, respectively.

The cost and estimated market value of the held-to-maturity securities at August 31, 1995, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of certain securities have the right to prepay obligations.

                                                          August 31, 1995
                                                          (In Thousands)
                                                  ____________________________
                                                                   Estimated
                                                    Cost          Market Value
                                                  ____________________________

HELD-TO-MATURITY SECURITIES
  Due in one year or less.........................$ 19,684          $ 19,644
  Due after one year through three years..........     247               250
  Due after three years...........................     500               497
                                                  ________          ________
                                                  $ 20,431          $ 20,391
                                                  ========          ========

11.  QUARTERLY DATA (unaudited, in thousands, except per share data)

For fiscal year 1995, first quarter results were as follows: total revenues, $6,890; loss before tax, $1,411; net loss, $871; and loss per share, $.38. Second quarter results were as follows: total revenues, $35,038; income before tax, $18,958; net income, $11,672; and earnings per share, $5.09. Third quarter results were as follows: total revenues, $21,742; income before tax, $6,211; net income, $3,653; and earnings per share, $1.59. Fourth quarter results were as follows: total revenues, $20,223; income before tax, $5,659; net income, $3,909; and earnings per share, $1.70.

For fiscal year 1994, first quarter results were as follows: total revenues, $5,694; loss before tax, $1,567; net loss, $998; and loss per share, $.44. Second quarter results were as follows: total revenues, $29,755; income before tax, $15,670; net income, $9,655; and earnings per share, $4.22. Third quarter results were as follows: total revenues, $17,203; income before tax, $4,135; net income, $2,500; and earnings per share, $1.09. Fourth quarter results were as follows: total revenues, $17,460; income before tax, $4,990; net income, $3,409; and earnings per share, $1.49.

For fiscal year 1993, first quarter results were as follows: total revenues, $5,192; loss before tax, $1,003; loss before cumulative effect of change in accounting principle (Note 2), $755; net loss, $467; loss per share before cumulative effect of accounting change (Note 2), $.33; and loss per share, $.20. Second quarter results were as follows: total revenues, $25,908; income before tax, $13,771; net income, $8,606; and earnings per share, $3.77. Third quarter results were as follows: total revenues, $13,764; income before tax, $3,213; net income, $1,930; and earnings per share, $.84. Fourth quarter results were as follows: total revenues, $15,073; income before tax, $4,321; net income, $2,694; and earnings per share, $1.18.

                    International Speedway Corporation

              Schedule II   Valuation and Qualifying Accounts



                                            Additions
                                Balance     Charged to               Balance
                                Beginning   Costs and   Deductions   at End
Description                     of Period   Expenses       (A)       Period
                                _____________________________________________
                                            (Thousands of Dollars)

For the year ended
  August 31, 1995

Allowance for
  doubtful accounts             $ 35        $  62       $  62        $ 35


For the year ended
  August 31, 1994

Allowance for
  doubtful accounts             $ 35        $  21       $  21        $ 35


For the year ended
  August 31, 1993

Allowance for
  doubtful accounts             $ 30        $  68       $  63        $ 35







(A)  Uncollectible accounts written off, net of recoveries.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

At the annual meeting in January the following persons are to be nominated for election as Directors, to hold office for three (3) years, or until a successor has been elected and qualified. The person receiving a plurality of the votes cast at the meeting for the position being filled shall be elected.

Name, Age and Positions with      Term to expire     Principal Occupation
International Speedway Corp.      & period served      or Employment
------------------------------    ---------------    -------------------------
John R. Cooper, (63)              January 1999       Retired
Director                          1987 to present

Brian Z. France, (32)             January 1999       NASCAR, Inc.
Director                          1993 to present

James C. France, (51)             January 1999       International Speedway
President, Assistant Treasurer    1970 to present     Corporation
and Director

Raymond K. Mason, Jr., (40)       January 1999       American Banks
Director                          1981 to present     of Florida, Inc.

Lloyd E. Reuss, (59)              January 1999       Retired
Nominee                           none

Mr. Cooper was a Vice President of International Speedway Corporation from December, 1987 until his retirement in July, 1994. Mr. Brian Z. France has been in the employment of NASCAR, Inc. since 1983, in the capacity of NASCAR Winston Racing Series Administrative Assistant, National Tour Director and, presently, as Vice President of Marketing and Corporate Communications. From 1989 to 1991 Mr. France served as General Manager of Tucson Raceway Park in Tucson, Arizona for Great Western Sports, Inc., a subsidiary of the Company and continues to serve as a director of Great Western Sports, Inc. Mr. James
C. France has been employed by International Speedway Corporation for more than five (5) years. Mr. Raymond K. Mason, Jr. has served as President of American Banks of Florida, Inc. of Jacksonville, Florida, since 1979. Mr. Lloyd E. Reuss was President of General Motors from 1990 until his retirement in January 1993. Mr. Reuss also serves as a director for Handleman Co., Detroit Mortgage and Realty, Co., and United States Sugar Company. Mr. Reuss is being nominated to replace Dr. James L. Hardwick who is retiring upon the expiration of his term of office in January 1996.

The following Directors' terms of office continue after this meeting until the date indicated.

Name, Age &
Positions with International Speedway Corp.   Term expires    Period Served
-------------------------------------------   ------------    ---------------
J. Hyatt Brown, (58), Director                January 1997    1987 to present

Paul A. Cameron, (74), Director               January 1997    1985 to present

H. Lee Combs, (42), Vice President and        January 1998    1987 to present
Chief Financial Officer, Director

Robert W. Emerick, (78), Director             January 1997    1975 to present

William C. France, (62), Chairman and         January 1998    1958 to present
Chief Executive Officer, Director

James H. Foster, (68),                        January 1998    1968 to present
Executive Vice President, Director

Christy F. Harris, (49), Director             January 1998    1984 to present

Lesa D. Kennedy, (34), Secretary,             January 1997    1984 to present
Treasurer, and Director

Chapman Root, II, (45), Director              January 1998    1992 to present

Thomas W. Staed, (64), Director               January 1997    1987 to present

Mr. J. Hyatt Brown is currently President and Chief Executive Officer of Poe & Brown, Inc., and has been in the insurance business with Brown & Brown, Inc., its predecessor, since 1959. Mr. Brown also serves as a director of Rock Tenn Co., Suntrust Banks, Inc., BellSouth Corporation, and FPL Group, Inc. Mr. Paul A. Cameron was President and Chief Executive Officer and Vice-Chairman of Purolator Courier Corporation from 1972 until his retirement in 1983. Mr. Cameron also serves as a director of Schwitzer, Inc., Alteon, Inc., Bessemer Trust and The Christiana Companies Inc. Mr. H. Lee Combs is a Certified Public Accountant and has been employed by International Speedway Corporation for more than five (5) years. Mr. Robert W. Emerick retired from the position of Director of Public Relations, Pontiac Motor Division, General Motors Corp-
oration in July of 1974.   Mr. William C. France and Mr. James H. Foster have
been employed by International Speedway Corporation for more than five (5) years. Mr. William C. France serves as director of Outboard Marine Corporation. Mr. Christy F. Harris has been engaged in the private practice of Business and Commercial law with Harris & Midyette & Geary, P.A., for more than five (5) years. Mrs. Lesa D. Kennedy has been Secretary since November 1987, and Treasurer since January 1989. She had been Assistant Treasurer since November 1984. Mr. Chapman Root, II, has been President of The Root Company since 1989. Mr. Root also serves as a director for First Financial Corp. and Terre Haute First National Bank. Mr. Thomas W. Staed is President of Oceans Eleven Resorts, Inc., and has been in the hotel/motel business for more than the past five (5) years.

EXECUTIVE OFFICERS OF THE REGISTRANT

Corporate officers are elected at the annual meeting of directors in January and hold office for a term of one (1) year although promotions to corporate officer status can occur at other director meetings.

Mr. William C. France, age 62, is the Chairman and Chief Executive Officer of International Speedway Corporation. He was first elected to that position in 1987 and is also a director. Mr. France was the President and Chief Executive Officer of International Speedway Corporation since 1981.

Mr. James C. France, age 51, is the President of International Speedway Corporation. He was first elected to that position in 1987 and also serves as Assistant Treasurer (since 1968) and director.

Mr. James H. Foster, age 68, is the Executive Vice President of International Speedway Corporation (since 1987) and is also a director. Mr. Foster had served as Vice President in Charge of Corporate Communications since 1970.

Ms. Lesa D. Kennedy, age 34, is Secretary and Treasurer of International Speedway Corporation. She was first elected to those positions in 1987 and 1989, respectively, and is also a director.

Mr. H. Lee Combs, age 42, is Vice President and Chief Financial Officer of International Speedway Corporation. He was first elected to that position in 1987 and is also a director.

Mr. James H. Hunter, age 56, is Vice President of International Speedway Corporation (since 1993) and President of South Carolina International Speedway Corporation (since 1993). Prior to joining the Company Mr. Hunter had been employed by NASCAR for more than the last five years as Vice President of Administration and Marketing.

Mr. W. Grant Lynch, Jr., age 42, is Vice President of International Speedway Corporation (since 1993) and President of Talladega Superspeedway (since
1993). Mr. Lynch was employed by R. J. Reynolds Tobacco Company in its Sports Marketing Division for more than the last five years and served as Senior Operations and Public Relations Manager for the Winston Cup Racing Program from 1989 until he left to become employed by International Speedway Corporation in 1993.

Mr. John W. Graham, age 47, is Vice President of International Speedway Corporation (since 1994) and President of Daytona International Speedway (since 1994). Mr. Graham was employed by First Union National Bank of Florida for more than the last five years and served as President of First Union National Bank of Volusia and Flagler Counties until he left to become employed by International Speedway Corporation in 1994.

The Board of Directors met four times during the fiscal year ended August 31, 1995. The Audit Committee of the Board of Directors, which since January 1992 has consisted of Messrs. Brown, Emerick and Mason, met once during the fiscal year. The functions performed by the Audit Committee include meeting with the auditors to discuss the scope, fees, timing and results of the annual audit, reviewing the consolidated financial statements and other duties deemed appropriate by the Board. The Compensation Committee of the Board of Directors, which consists of Messrs. Cameron, Root and Staed, met twice during the fiscal year. The functions performed by the Compensation Committee include reviewing existing compensation levels and making recommendations to Management and the full Board of Directors as well as other duties deemed appropriate by the Board. The Corporation does not have a standing nominating committee of the Board of Directors or a committee performing similar functions.

ITEM 11.  EXECUTIVE COMPENSATION

                        SUMMARY COMPENSATION TABLE

                                                   Long Term
                                                  Compensation
                                                ----------------
                     Annual Compensation
                  ----------------------------------------------
(a)               (b)       (c)          (d)         (f)           (i)

Name                                               Restricted     All Other
and                                                  Stock         Compen-
Principal                                           Award(s)       sation
Position          Year     Salary ($)   Bonus ($)     ($)           ($)(1)
------------------------------------------------------------------------------

William C. France 1995     $241,981    $126,850    $      0       $  6,015
Chairman & CEO    1994     $205,947    $ 86,800    $      0       $  3,511
                  1993     $182,492    $ 74,200    $      0       $  2,412

James C. France   1995     $200,121    $ 83,140    $      0       $ 12,406
President & COO   1994     $173,845    $ 58,640    $      0       $ 13,009
                  1993     $156,079    $ 50,116    $      0       $ 13,983

James H. Foster   1995     $198,861    $ 71,278    $161,275       $ 15,015
Executive Vice    1994     $197,949    $ 63,357    $300,118       $ 17,499
President         1993     $188,140    $ 62,190    $      0       $ 16,046

John E. Graham    1995     $180,462    $110,228    $      0       $  1,607
Vice President    1994     $      0    $      0    $      0       $      0
                  1993     $      0    $      0    $      0       $      0

James H. Hunter   1995     $140,853    $ 39,560    $ 60,986       $ 13,032
Vice President    1994     $112,958    $ 30,896    $ 37,830       $  7,862
                  1993     $103,793    $ 19,804    $      0       $  5,286

Columns (e), (g) and (h) are omitted from the above table as there is no compensation to be reported for those categories for the named individuals.

(1) The compensation reported in this column consists of payments for: insurance, including life insurance, accidental death & dismemberment insurance and group health insurance expense; medical expense reimbursement; and company contributions to a 401(k) plan. The amounts paid for each individual for each category for the last completed fiscal year are: William
C. France Ins. $2,015, Med Reimb. $4,000, 401(k) $0; James C. France - Ins. $2,015, Med Reimb. $3,735, 401(k) $6,656; James H. Foster - Ins. $5,015, Med
Reimb. $4,000, 401(k) $6,000; John E. Graham - Ins. $1,607, Med Reimb. $0,
401(k) $0; James H. Hunter - Ins. $2,015, Med Reimb. $4,000, 401(k) $7,017.

Those directors who are not employees of the Company are paid a monthly retainer of $500 and additional fees at the rate of $1000 plus expenses for each meeting of the Board that they attend and at the rate of $500 plus expenses for each meeting of a committee of the Board that they attend.

            COMMITTEE REPORT ON EXECUTIVE OFFICER COMPENSATION

The Company's Executive Officer Compensation is overseen by the Compensation Committee of the Board of Directors which is composed entirely of independent directors.

PHILOSOPHY AND POLICIES. Executive Officer Compensation is structured and administered to offer competitive compensation based on the Executive Officer's contribution and personal performance in support of the Company's strategic plan and business mission.

In 1989, based upon recommendation of the Compensation Committee, the Company retained TPF&C to perform a salary study to determine benchmark salary ranges. TPF&C made recommendations to the Company concerning salary ranges and a bonus structure. The recommendations were followed in establishing the corporate compensation plan which is reviewed and reevaluated every year. As part of the overall compensation plan the Company's Executive Officers are grouped in structured pay grades based upon job responsibility and description. Each grade has an established range for annual salary. The salary ranges for each grade were originally established based upon the TPF&C salary study and have been reevaluated and adjusted annually by the Compensation Committee based upon changes in market conditions and company performance factors.

CORPORATE PERFORMANCE MEASURES USED TO
DETERMINE EXECUTIVE OFFICER COMPENSATION.
Based on Company performance (determined subjectively by the Committee in accordance with the sound business judgment of its members after consideration of (1) earnings per share, (2) return on average assets and (3) return on shareholders' equity) and established salary ranges, the Committee established a total pool of dollars which was used to provide for increases in annual salary compensation to all employees including the Executive Officers other than the Chairman/CEO and President/COO. The Compensation Committee recommended a proposed salary for the Chairman/CEO and President/COO to the entire Board of Directors (other than the Chairman/CEO and President/COO) which approved the salaries as recommended.

SALARY COMPENSATION. All other Executive Officers' annual salaries were set by the Chairman/CEO and President/COO who were given the authority to set all salaries other than their own so long as (1) the total pool of available dollars allocated for annual salary compensation for Executive Officers was not exceeded and (2) provided each Executive Officer's annual salary was within the established range for the salary Grade. In setting Executive Officer salaries the Chairman/CEO and President/COO considered (1) Company performance as measured against management goals approved by the Board of Directors, (2) Personal performance in support of Company goals as measured by annual evaluation criteria, and (3) Intangible factors and criteria such as payments by competitors for similar positions although no particular weighting of the factors or formula was used.

In recommending the annual salaries of the Chairman/CEO and President/COO, the Committee considered similar criteria as well as the Committee members' assessment of the Company's financial size and condition.

INCENTIVE COMPENSATION. The Company has an Annual Incentive Compensation Plan for Management in which the Executive Officers participate. As a result Executive Officer Compensation is significantly at risk. Incentive compensation for Executive Officers can be as high as 29% of total annual compensation.

Each Executive Officer is assigned a target bonus opportunity based on Corporate and Personal goals for the year. The actual bonus for each Executive Officer will range from 0% to 125% of the target depending upon results of Corporate and Personal performance during the year. The current corporate financial measurements used for determination of participation are
(1) earnings per share, (2) return on average assets and (3) return on shareholders' equity. These may vary from year to year as established by the Compensation Committee. Personal performance factors are based on Individual (Functional) objectives and are tailored for each Executive Officer. A portion of each Executive Officer's incentive award will be based upon the Chairman/CEO and President/COO's discretionary judgment of the individual's overall performance during the plan year.

The incentive compensation for the Chairman/CEO and President/COO is, again, proposed by the Compensation Committee and presented to the full Board of Directors for ratification.

LONG TERM INCENTIVE PLAN COMPENSATION. In 1993, based upon recommendation of the Compensation Committee, the Company retained the HayGroup to assist in the design of a long term incentive compensation plan for specified key employees, which is known as the "International Speedway Corporation 1994 Long-Term Incentive Plan." This plan was recommended by the Compensation Committee of the Board of Directors, unanimously approved by all outside directors and ratified by the entire Board of Directors on November 17, 1993. It was approved by the written consent of the holders of a majority of the outstanding shares of the Company on the same date. The purpose of this plan is to attract and retain qualified and competent executives by providing significant opportunities for capital accumulation and to enhance the growth and profitability of International Speedway Corporation (the "Company") by focusing on long-term goals and creation of increases in shareholder value. The long term incentive plan sets aside 50,000 shares of restricted stock for implementation of the plan. Awards of restricted shares of Stock will be assigned to officers and key employees who are capable of having a significant impact on the performance of the Company. The amount of shares for each participant is based primarily an analysis and recommendations by compensation specialists of the HayGroup. Future Awards are to be granted for continued participation in the plan and upon continued Company performance in fiscal years 1994, 1995 and 1996. The restricted shares will be granted to participants each year based upon the Company's performance as measured against annual financial goals established by the Board of Directors. The number of shares granted can range from 0 to 125% of the targeted award depending upon the Company's actual operating results as compared to its annual financial goals. Several aspects of the plan and its implementation are subject to the discretion of the Compensation Committee.

The shares granted under the plan are restricted and do not immediately vest to the participant, but, instead carry a continued employment restriction of 3 years on 50% of the grant and 5 years on the other 50% of the grant. If employment ends for reasons acceptable to the Compensation Committee (death, disability, retirement, etc.) the Company may determine to vest all or a portion of the unvested and unearned restricted shares. Termination of employment for any other reason will result in forfeiture of all unvested and unearned shares.

Prior to vesting the participant may vote the shares and receive dividends on the restricted shares as granted. Prior to vesting the certificates for the restricted shares will be held by an escrow agent. After vesting (three years from grant for 50% of each award and five years from grant for the remaining 50% of each award) the certificates for the restricted shares will be delivered to the participant. The Company shall have the right of first refusal to buy any stock issued (and vested) under this plan which any participant wishes to sell.

CHAIRMAN/CEO COMPENSATION BASES. The Compensation Committee determined a 17.5% increase in Chairman/CEO compensation was appropriate in light of the continued growth in earnings per share in 1994.

                                                          Paul A. Cameron
                                                          Thomas W. Staed
                                                          Chapman J. Root, II

                             PERFORMANCE GRAPH

The rules of the Securities and Exchange Commission (SEC) require the Company to provide a line graph covering at least the last five fiscal years and comparing the yearly percentage change in the Company's total shareholder return on common stock with the cumulative total return of a broad equity index assuming reinvestment of dividends and the cumulative total return, assuming reinvestment of dividends, of a published industry or line-of-business index; peer issuers selected in good faith; or issuers with similar market capitalization. The graph below compares the cumulative total return of the Company's common stock with that of the index of all NASDAQ stocks and with the 40 NASDAQ issues listed in SIC codes 7900-7999, which encompasses service businesses in the amusement, sports and recreation industry, which includes indoor operations which are not subject to the impact of weather on operations and pari-mutual and other wagering operations. The Company conducts large outdoor sporting and entertainment events which are subject to the impact of weather, and is not involved in pari-mutual or other wagering. The stock price shown has been estimated from the high and low prices for each quarter for which the close is not available. Because of the unique nature of the Company's business and the fact that no public information is available concerning any of its direct major competitors the Company does not believe that the information presented below is meaningful.

COMPARISON OF FIVE YEAR CUMULATIVE RETURN AMONG
INTERNATIONAL SPEEDWAY CORP., NASDAQ Market Index and NASDAQ SIC 7900 Index

[The line graph on the copy furnished to shareholders depicts the plotting of the following information.]

 Measurement Period          ISC         NASDAQ      NASDAQ
(Fiscal Year Covered)                    Market      SIC 7900
                                         Index       Index

Measurement Pt - 8/31/90     $100.00     $100.00     $100.00

FYE 8/31/91                  $148.15     $141.88     $108.46
FYE 8/31/92                  $197.01     $153.88     $119.53
FYE 8/31/93                  $259.61     $203.00     $286.17
FYE 8/31/94                  $263.92     $211.36     $198.55
FYE 8/31/95                  $562.92     $284.00     $155.24

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the security ownership as of November 1, 1995, of all persons known to the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of the Company, all directors and nominees individually, and all directors and officers as a group:

Name of Beneficial Owner
(Address is included                                                Percent of
for persons known to                                               Outstanding
hold more than 5%)       Amount and Nature of Beneficial Ownership     Stock
------------------------ ----------------------------------------- -----------

J. Hyatt Brown                   600 owned jointly with wife,            (1)
                                      Cynthia R. Brown

Paul A. Cameron                            -0-                           (1)

H. Lee Combs               1,805 (includes 50 owned jointly with         (1)
                                      wife, Karen Combs)

John R. Cooper                             100                           (1)

Robert W. Emerick                1,000 owned jointly with wife,          (1)
                                     Aileen C. Emerick

James H. Foster            14,641 (includes 5,000 held as trustee        (1)
                                  by wife, Barbara S. Foster)

France Family Group*                    1,408,142                       61.41%
1801 W Intl Spdwy Blvd
Daytona Beach, FL

Brian Z. France                         1,408,142 (2)                   61.41%

James C. France                         1,408,142 (2)                   61.41%

William C. France                       1,408,142 (2)                   61.41%

Dr. James L. Hardwick                       -0-                          (1)

Christy F. Harris                           10                           (1)

Lesa D. Kennedy                         1,408,142 (2)                   61.41%

Raymond K. Mason, Jr.    25,730 (includes 12,614 owned indirectly        1.12%
                           as to which Mr. Mason has disclaimed
                                   beneficial ownership)

Lloyd E. Reuss                              -0-                          (1)

Chapman J. Root, II                        900                           (1)

Thomas W. Staed                           3,000                          (1)

All Directors and            1,458,249 individually and jointly,        63.59%
Officers as a Group                 record and beneficial

* This Group includes Automotive Research Bureau, Inc., Amy L. France, Betty Jane France, Brian Z. France, Principal Investment Company, James C. France, Jamison C. France, Jennifer A. France, Sierra Central Corp., Sharon M. France, William C. France, Western Opportunity Limited Partnership, Benjamin Z. Kennedy, Lesa D. Kennedy, and National Association for Stock Car Auto Racing, Inc.
Note (1):  The percentage of shares beneficially owned by this director or nominee does not exceed one percent (1%) of the outstanding shares of the Company.
Note (2):  This Director is a member of the France Family Group (see *
           above). Such shares are also reported as beneficially owned by other members of the Group sharing voting and investment power.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are four members of the France family presently serving as Officers and/or Directors: William C. France and James C. France are brothers. Lesa
D. Kennedy and Brian Z. France are the children of William C. France. There are no other family relationships among the Officers and Directors.

Some of the major events conducted by the Company are late model stock car races sanctioned by the National Association for Stock Car Auto Racing, Inc. (NASCAR). NASCAR is a member of the France Family Group which controls 61.41% of Company stock. Standard NASCAR sanction agreements require racetrack operators to pay various monies to NASCAR for each sanctioned event conducted. Included are sanction fees and prize and point fund monies. The prize and point fund monies are distributed by NASCAR to participants in the events. Since the beginning of the Company's last fiscal year, it paid NASCAR the amounts indicated for the following sanctioned events: Busch Clash - $317,500; Florida 200 - $116,121; Goody's 300 - $707,644; Daytona 500 and
related events - $3,575,980; TranSouth Financial 400 - $990,659; Winston Select 500 - $1,224,463; Pepsi 400 - $1,232,688; Mark III Vans 200 - $287,326;
Humminbird Fishfinders 500k - $444,809; Gatorade 200 - $283,759; DieHard 500 - $1,180,900; Mountain Dew Southern 500 - $1,073,956.

In addition to the above, NASCAR paid the Company the sum of $122,601 (excluding sales tax) for office space rental at Daytona. There were no other transactions between NASCAR and the Company during the last fiscal year in which the amount involved exceeded $60,000. In addition to the above and in the normal course of operations, NASCAR and the Company exchange funds to properly settle accounts for shared expenses relating to, among other things, administrative matters and travel. All of these transactions, payments and exchanges are considered normal in the ordinary course of business. Transactions, payments and exchanges similar to all of the above are planned during the Company's current fiscal year.

                                  PART IV

ITEM 14.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

(a)    Documents filed as a part of this report

1.     Consolidated Financial Statements listed below:

Consolidated Balance Sheets
      - August 31, 1995 and 1994

Consolidated Statements of Income
      - Years ended August 31, 1995, 1994 and 1993

Consolidated Statements of Shareholders' Equity
      - Years ended August 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows
      - Years ended August 31, 1995, 1994 and 1993

Notes to Consolidated Financial Statements

2.    Consolidated Financial Statement Schedules listed below:

     II - Valuation and qualifying accounts

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

3.   Exhibits:

     Exhibit
     Number    Description of Exhibit             Filing Status

1.   (3)(i)    - Articles of Incorporation        filed herewith
2.   (3)(ii)   - By-Laws                          filed herewith
3.   (10)      - Daytona Property Lease           filed herewith
4.   (10)      - 1994 Long-Term Incentive Plan*   filed herewith
5.   (22)      - Subsidiaries of the Registrant   filed herewith
6.   (27)      - Financial Data Schedule          filed herewith

* Compensatory Plan required to be filed as an exhibit pursuant to Item 14(c).

(b)  Reports on Form 8-K
     No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

Financial statements of Watkins Glen International, Inc., in which the Company has a 50% investment interest are omitted because the investment does not meet the significant subsidiary test of Rule 3-09 of Regulation S-X.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                          INTERNATIONAL SPEEDWAY CORPORATION


DATE:    November 15, 1995              /s/William C. France
                                        William C. France, Chairman,
                                        Chief Executive Officer & Director


DATE:    November 15, 1995              /s/ Harry L. Combs
                                        Harry L. Combs
                                        Chief Financial Officer & Director


DATE:    November 15, 1995              /s/ James C. France
                                        James C. France
                                        Director


DATE:    November 15, 1995              /s/ Lesa D. Kennedy
                                        Lesa D. Kennedy
                                        Director


DATE:    November 15, 1995              /s/ James H. Foster
                                        James H. Foster
                                        Director


DATE:    November 15, 1995              /s/ J. Hyatt Brown
                                        J. Hyatt Brown
                                        Director


DATE:    November 15, 1995              /s/ Brian Z. France
                                        Brian Z. France
                                        Director


DATE:    November 15, 1995              /s/ Raymond K. Mason, Jr.
                                        Raymond K. Mason, Jr.
                                        Director


DATE:    November 15, 1995              /s/ Susan G. Schandel
                                        Susan G. Schandel
                                        Controller