Form 10-Q
period 1995-11-30
INTERNATIONAL SPEEDWAY CORP
filed 1996-01-12
CIK 51548

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 1995.

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

     Common Stock, $0.10 Par Value - 2,299,870 shares as of January 5, 1996.

PART I. - FINANCIAL INFORMATION
Item 1. - Financial Statements

                INTERNATIONAL SPEEDWAY CORPORATION
              Condensed Consolidated Balance Sheets

                                                      November 30,  August 31,
                                                         1995           1995
                                                      (Unaudited)
                                                       _______________________
                                                             (In Thousands)
ASSETS

Current Assets:
  Cash and cash equivalents...........................  $  8,661     $  7,871
  Short-term investments..............................    10,144       30,950
  Receivables, less allowance of $35..................     3,656        1,794
  Inventories.........................................     1,031        1,158
  Prepaid expenses and other current assets...........     2,001        3,122
  Deferred income taxes...............................       728          -
                                                      ___________   __________
Total Current Assets..................................    26,221       44,895

Property and Equipment - at cost - less accumulated
 depreciation of $31,964 ($30,692 at August 31).......    77,246      70,299

Other Assets:
  Cash surrender value of life insurance (Note 3).....     1,229          489
  Equity investments (Note 5).........................    17,772        2,913
  Long-term investments...............................       500          747
  Other...............................................       217          228
                                                      ___________   __________
                                                          19,718        4,377
                                                      ___________   __________
Total Assets..........................................  $123,185     $119,571
                                                      ===========   ==========

See accompanying notes and accountants' review report.

                                                      November 30,  August 31,
                                                         1995           1995
                                                      (Unaudited)
                                                       _______________________
                                                            (In Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable....................................  $  2,584     $  2,619
  Income taxes payable................................       106          324
  Deferred income.....................................    25,072       19,852
  Other current liabilities...........................       586        1,279
                                                      ___________   __________
Total Current Liabilities.............................    28,348       24,074

Deferred income taxes.................................    10,530       10,250

Shareholders' Equity:

  Common stock, $.10 par value, 5,000,000 shares
    authorized; 3,502,585 issued at November 30
    and August 31.....................................       350          350
  Capital in excess of par value......................     2,350        2,350
  Retained earnings...................................    87,922       88,942
                                                       __________   __________
                                                          90,622       91,642
  Less: Treasury stock - at cost, 1,209,520 shares....     5,599        5,599
        Unearned compensation - restricted stock......       716          796
                                                       __________   __________
Total Shareholders' Equity............................    84,307       85,247
                                                       __________   __________
Total Liabilities and Shareholders' Equity............  $123,185     $119,571
                                                       ==========   ==========


See accompanying notes and accountants' review report.

                      INTERNATIONAL SPEEDWAY CORPORATION
                Condensed Consolidated Statements of Operations

                                                        Three Months ended
                                                            November 30
                                                          1995        1994
                                                      (Unaudited)  (Unaudited)
                                                     _________________________
                                                       (In Thousands, Except
                                                       for Per Share Amounts)
 REVENUES:

  Admissions, net....................................   $ 3,458       $ 2,874
  Food, beverage and souvenir income.................     1,747         1,315
  Other related income...............................     3,183         2,374
  Interest income....................................       290           327
                                                     ___________   ___________
                                                          8,678         6,890
EXPENSES:

  Direct expenses:
    Prize and point fund monies
      and NASCAR sanction fees.......................     1,442         1,125
    Food, beverage and souvenir expenses.............     1,648         1,225
    Other direct expenses............................       854           824
                                                     ___________   ___________
                                                          3,944         3,174

  Promotion, general and administrative expenses.....     3,848         3,335
  Other related expenses.............................       937           690
  Depreciation.......................................     1,287         1,102
                                                     ___________   ___________
                                                         10,016         8,301
                                                     ___________   ___________
Loss before income tax benefit.......................    (1,338)       (1,411)

Income tax benefit...................................       318           540
                                                     ___________   ___________

Net Loss.............................................   $(1,020)     $  (871)
                                                     ===========   ===========
Loss per share (Note 2)..............................   $  (.44)     $  (.38)
                                                     ===========   ===========
Dividends per share..................................   $    --       $   --
                                                     ===========   ===========

See accompanying notes and accountants' review report.

                       International Speedway Corporation
            Condensed Consolidated Statements of Shareholders' Equity

                                                           Unearned
                   Common    Capital                       Compen-    Total
                   Stock     In Excess            Treas-   sation -   Share-
                   $.10 Par  of Par     Retained  ury      Restricted holders'
                   Value     Value      Earnings  Stock    Stock      Equity
                   ___________________________________________________________
                                            (In Thousands)
Balance at
August 31, 1994... $ 350   $1,861      $72,290    $(5,599)  $(625)    $68,277

Activity 9/1/94-
11/30/94:
  Net Loss --
   Unaudited......    -       -           (871)       -       -          (871)

  Amortization of
   unearned
   compensation
   - unaudited....                                              50         50
                   ______  ________  ___________  _________  _______  ________
Balance at
November 30, 1994
- Unaudited.......  350     1,861       71,419     (5,599)  (575)      67,456

Activity 12/1/94-
8/31/95:
  Net income -
   Unaudited......   -        -         19,234        -       -        19,234

  Cash dividends
   ($.70 per share)
    - unaudited...   -        -         (1,605)       -       -        (1,605)

  Reacquisition of
   previously
   issued common
   stock
   - unaudited....   -        -           (106)       -       -          (106)

  Restricted stock
   granted
   - unaudited....   -        489           -         -      (489)         -

  Amortization of
   unearned
   compensation -
   unaudited......   -        -            -          -       268         268
                  ____________________________________________________________
Balance at
August 31, 1995...  350     2,350       88,942     (5,599)   (796)     85,247

Activity 9/1/95-
11/30/95:
  Net loss -
   Unaudited......   -        -         (1,020)       -       -        (1,020)

  Amortization of
   unearned
   compensation -
   unaudited......   -        -            -          -        80          80
                  ____________________________________________________________
Balance at
November 30, 1995
- Unaudited.......  $350    $2,350      $87,922    $(5,599)  $(716)    $84,307
                  ============================================================
See accompanying notes and accountants' review report.

                       International Speedway Corporation
                 Condensed Consolidated Statements of Cash Flows

                                                     Three Months ended
                                                         November 30
                                                    1995             1994
                                                 (Unaudited)      (Unaudited)
                                                ______________________________
                                                          (In Thousands)
OPERATING ACTIVITIES
Net loss........................................   $(1,020)         $  (871)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
    Depreciation................................     1,287             1,102
    Amortization of unearned compensation.......        80                50
    Deferred income taxes.......................      (448)             (605)
    Undistributed loss of affiliate.............       116               153
    Gain on disposition of property and
     equipment..................................        (8)               -
  Changes in operating assets and liabilities:
    Receivables.................................    (1,862)             (617)
    Inventories.................................       127                47
    Prepaid expenses and other current assets...     1,121               388
    Cash surrender value of life insurance......      (740)               (2)
    Other assets................................         6               (52)
    Accounts payable............................       (35)             (423)
    Income taxes payable........................      (218)              (52)
    Deferred income.............................     5,220             4,508
    Other current liabilities...................      (693)             (677)
                                                ______________________________
Net cash provided by operating activities.......     2,933             2,949

INVESTING ACTIVITIES
  Acquisition of investments....................   (12,987)           (5,679)
  Proceeds from maturities of investments.......    34,040             5,402
  Capital expenditures..........................    (8,229)           (2,870)
  Investment in PSH Corp........................   (14,975)               -
  Proceeds from sale of assets..................         8                -
                                                ______________________________
Net cash used in investing activities...........    (2,143)           (3,147)

Net increase (decrease) in cash
  and cash equivalents..........................       790              (198)

Cash and cash equivalents at
  beginning of period...........................     7,871             5,227
                                                ______________________________
Cash and cash equivalents at end of period......   $ 8,661            $5,029
                                               ===============================
See accompanying notes and accountants' review report.

                       International Speedway Corporation
              Notes to Condensed Consolidated Financial Statements
                      November 30, 1995 and August 31, 1995
                  (Unaudited - See Accountants' Review Report)

1.  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and generally accepted accounting principles but do not include all of the information and disclosures required for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K. The statements have been reviewed by the Company's independent accountants. In management's opinion, the statements include all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to conform to the financial presentation at November 30, 1995.

Because of the seasonal concentration of racing events, the results of operations for the three-month periods ended November 30, 1995 and 1994 are not indicative of the results to be expected for the year.

2. Loss Per Share

Loss per share has been computed on the weighted average total number of common shares outstanding during the respective periods. Weighted average shares outstanding for the three-month periods ended November 30, 1995 and 1994 were 2,293,065 and 2,289,248, respectively.

3. Related Party Disclosures and Transactions

All of the racing events that take place during the Company's fiscal year are sanctioned by various racing organizations such as the Sports Car Club of America (SCCA), Automobile Racing Club of America (ARCA), American Motorcyclist Association (AMA), the Championship Cup Series (CCS), International Motor Sports Association (IMSA), World Karting Association
(WKA), Federation Internationale de l'Automobile (FIA), Federation Internationale Motorcycliste (FIM), and the National Association for Stock Car Auto Racing, Inc. (NASCAR). NASCAR, which sanctions some of the Company's principal racing events, is a member of the France Family Group which controls in excess of 60% of the outstanding stock of the Company and some members of which serve as directors and officers. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors totaled approximately $1,218,000 and $991,000 for the three-month periods ended November 30, 1995 and 1994, respectively.

In October 1995 the Company entered into collateral assignment split-dollar insurance agreements covering the lives of William C. France and James C. France and their respective spouses. Pursuant to the agreements, the Company will advance the annual premiums of approximately $1,205,000 each year for a period of eight years. Upon surrender of the policies or payment of the death benefits thereunder, the Company is entitled to repayment of an amount equal to the cumulative premiums previously paid by the Company. The Company may cause the agreements to be terminated and the policies surrendered at any time after the cash surrender value of the policies equals the cumulative premiums advanced under the agreements. During the quarter ended November 30, 1995, the Company recorded a net insurance expense of approximately $81,000 representing the excess of the premiums paid over the increase in cash surrender value of the policies associated with these agreements.

Poe & Brown, Inc., the servicing agent for the split-dollar insurance agreements, received a commission for its participation in the transactions.
J. Hyatt Brown, President and Chief Executive Officer of Poe & Brown, Inc., is a Director of the Company.

4. Supplemental Disclosures of Cash Flow Information

Cash paid for income taxes for the three months ended November 30, 1995 and 1994 is as follows:
                                              1995            1994
                                         ______________________________
                                            (Thousands of Dollars)

       Income taxes paid                     $ 347          $59
                                         ==============================

5.  Equity Investments

On November 22, 1995, Facility Investments, Inc., a newly formed wholly-owned subsidiary of the Company, purchased 200 shares of the common stock, representing 20% of the outstanding shares, of PSH Corp., a newly formed Delaware corporation, for $14,975,000 in cash. Penske Corporation contributed 100% of the outstanding shares of Penske Speedway, Inc. and its subsidiaries and the sum of $5,000,000 in cash for an indirect beneficial interest in the remaining 80% of the outstanding shares of PSH Corp.

PSH Corp. owns 85% of the outstanding shares of Penske Speedways Holding Corp. The remaining 15% of Penske Speedways Holding Corp., represented by convertible preferred stock, is owned by Kaiser Ventures Inc., for which Kaiser contributed all of the issued and outstanding stock of Speedway Development Corporation, its wholly owned subsidiary, which owned approximately 460 acres of real property near Ontario, California.

Penske Speedways Holding Corp. owns 100% of the outstanding shares of Penske Speedway, Inc., which owns and operates Michigan International Speedway, owns approximately 85% of Nazareth Speedway in Pennsylvania, 2% of North Carolina Motor Speedway (Rockingham), 100% of a racing souvenir retailer called Motorsports International Corp and 100% of The California Speedway Corporation, which is constructing the California Speedway on the land formerly owned by Kaiser.

The acquisition of the 20% interest in PSH Corp. is accounted for using the equity method of accounting and is included in equity investments on the condensed consolidated balance sheet, along with the Company's equity investment in Watkins Glen International, Inc. The Company's share of undistributed equity in the earnings of PSH Corp. for the quarter ended November 30, 1995, was not significant.

The Company's preliminary determination is that the investment exceeded its share of the underlying net assets of PSH Corp. by approximately $7 million. The excess is being amortized into expense by decreasing the equity in income of equity investments using the straight-line method over twenty years. The amount amortized for the quarter ended November 30, 1995, was not significant.

               PART I.      FINANCIAL INFORMATION

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Liquidity

Management believes that a high degree of liquidity is desirable due to the inherent insurance and weather risks associated with the production of large outdoor sporting and entertainment events. The trend during the past several years has been for the Company to have increasing liquidity. This trend has been due to a general increase in interest in motor sports, reflected in increased live and broadcast audiences, and generally favorable weather conditions for the events conducted at the Company's facilities. However, the Company experienced a decrease in liquidity from August 31, 1995 to November 30, 1995 as it began to utilize its liquid assets for capital projects and investments as described below under the caption "Capital Resources". Liquidity is expected to continue to decrease as the Company completes the Daytona USA (R) and Winston Tower capital projects described below.

The Company's combined position in cash and cash equivalents and short- and long-term investments at November 30, 1995 decreased from August 31, 1995 primarily as a result of payments made for capital projects and the investment in PSH Corp. The decrease was offset in part by cash flows from operations.

The Company's working capital at November 30, 1995 decreased from August 31, 1995 due primarily to the use of cash for the investment in PSH Corp. and to finance capital improvements. Working capital also decreased due to the decrease in inventories and the recognition of the August 31, 1995 prepaid expenses related to the September 1995 events held at the Darlington Raceway. These working capital decreases were offset in part by the deferred income tax asset which arises from the tax benefit of the carryforward of the first quarter's loss from operations. This loss and related deferred tax asset result from the seasonal fluctuation in the Company's business.

Receivables and deferred revenue increased for the three months ended November 30, 1995, as compared to the three months ended November 30, 1994, primarily due to an increase in advance billings for promotions and facility rentals for the 1996 Daytona racing season. Deferred revenue also increased for the three months ended November 30, 1995, as compared to the same period of 1994, due to an increase in seating capacity and certain ticket prices for future motorsports events to be held at the Company's Daytona and Talladega facilities.

The increase in cash surrender value of life insurance for the three-months ended November 30, 1995, as compared to the three-months ended November 30, 1994, is due to collateral assignment split-dollar insurance agreements entered into by the Company during the first quarter of fiscal 1996. These agreements cover the lives of the Company's Chief Executive Officer and President, and their respective spouses. Pursuant to the agreements, the Company will advance the annual premiums of approximately $1,205,000 each year for a period of eight years. Upon surrender of the policies or payment of the death benefits thereunder, the Company is entitled to repayment of an amount equal to the cumulative premiums previously paid by the Company. The Company may cause the agreements to be terminated and the policies surrendered at any time after the cash surrender value of the policies equals the cumulative premiums advanced under the agreements.

The increase in proceeds from and acquisitions of investments during the three months ended November 30, 1995, as compared to the corresponding period of 1994, is due to increased short-term investment activity. This increased activity resulted from a shift in the Company's investment portfolio and the use of proceeds from the Company's liquid assets to finance capital projects and the investment in PSH Corp.

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

The Company's Board of Directors has approved general improvement and expansion projects with an estimated cost to complete of approximately $6 million at November 30, 1995. These projects consist primarily of additions and renovations to spectator capacity, paving, concession facilities and equipment. Management anticipates the completion of these projects within the next 24 months based on the availability of working capital resources.

In addition to the general capital projects described above, the Company's Board of Directors approved two significant new capital expenditures in fiscal 1994 - an addition to the Winston Tower at the Daytona International Speedway and the development of a motor sports themed amusement complex at the Daytona facility to be called "Daytona USA"(R).

The Winston Tower addition will encompass additional grandstands and suites, as well as catering and concession facilities. Construction began in July 1995. The project is expected to be completed in the fall of 1996. The total anticipated cost remaining for this project is approximately $7.8 million.

"Daytona USA"(R) will combine interactive mediums, theaters and numerous historical memorabilia and exhibits to form a motor sports themed amusement complex. The complex is being constructed adjacent to the existing Visitors Center at Daytona International Speedway. Construction began in July 1995 and opening is scheduled for the summer of 1996. Total remaining costs related to this project are expected to approximate $10.5 million.

During the three-months ended November 30, 1995, capital expenditures for increased spectator capacity and general improvement and expansion projects were relatively consistent with the same period of the preceding year. However, during the first quarter of fiscal 1996 the Company spent approximately $1.5 million for expansion of the Company's administrative facilities and approximately $2.3 million and $2 million for the Daytona USA
(R) and Winston Tower projects, respectively, as described above.

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

Equity investments increased from August 31, 1995 as a result of the purchase by Facilities Investments, Inc., a newly formed wholly-owned subsidiary of the Company, of 200 shares of the common stock, representing 20% of the outstanding shares, of PSH Corp. for $14,975,000 in cash. PSH Corp. owns 85% of the outstanding shares of Penske Speedways Holdings Corp. Penske Speedways Holding Corp. owns 100% of the outstanding shares of Penske Speedway, Inc., which owns and operates Michigan International Speedway, owns approximately 85% of Nazareth Speedway in Pennsylvania, 2% of North Carolina Motor Speedway (Rockingham), 100% of a racing souvenir retailer called Motorsports International Corp., and 100% of The California Speedway Corporation, which is constructing the California Speedway on 460 acres of land near Ontario, California. The acquisition of the 20% interest in PSH Corp. is accounted for using the equity method of accounting. The Company's share of undistributed equity in the earnings of PSH Corp. for the quarter ended November 30, 1995 was not significant.

The increase in equity investments from August 31, 1995 was partially offset by the recognition of the Company's 50% share of the current loss from operations at Watkins Glen International. The Company uses the equity method to account for its investment in Watkins Glen. Due to the concentration of Watkins Glen's events during the summer months, the results at November 30, 1995 are not indicative of the results to be expected for the year.

Income Taxes

The Company incurs a net operating loss during its first quarter due to the seasonal fluctuation of its business. As a result, the financial statements reflect a deferred income tax asset for the tax benefit of the loss carryforward. The first quarter is not indicative of the results to be expected for the year and, therefore, management believes the operations of the Company during the remainder of the fiscal year will eliminate this deferred income tax asset.

The deferred income tax liability increased from August 31, 1995 primarily as a result of differences between financial and tax accounting treatments relating to depreciation expense.

Inflation

Management does not believe that inflation has had a material impact on operating costs and earnings of the Company. The Company has demonstrated the ability to appropriately adjust prices in reaction to changing costs and has aggressively pursued an ongoing cost improvement effort.

Results of Operations

Revenues

Admission income increased during the first quarter of fiscal 1996, as compared to the first quarter of fiscal 1995, due to increased attendance and increases in certain ticket prices. Attendance at the September NASCAR Winston Cup event conducted at the Company's Darlington facility during the three months ended November 30, 1995 increased approximately 7% over attendance at the comparable event in the prior year. This increased attendance is due to both the continued overall increased interest in motorsports and increased seating capacity at the Company's Darlington facility.

During the first quarter of fiscal 1996, the Company's wholly-owned subsidiary, Americrown Service Corporation, continued to expand its operations by providing food and beverage services at an outdoor sporting event unrelated to International Speedway Corporation. The revenue generated by this new business opportunity accounted for over 80% of the increase in food, beverage and souvenir income during the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995.

Substantially all of the remaining increase in food, beverage and souvenir income for the period ended November 30, 1995, as compared to the period ended November 30, 1994, resulted from increased attendance at the September events conducted at the Company's Darlington facility and related concession and souvenir sales.

The increased interest in motorsports is reflected in both live and broadcast audiences. This continued interest has enabled the Company to successfully negotiate favorable current year contracts for broadcast rights, promotional fees and advertising. The combined effect of these contracts accounted for substantially all of the increase in other related income for the three-months ended November 30, 1995 as compared to the same period of the preceding year.

The motor sports industry generates significant revenues each year from the promotion, sponsorship and advertising of various companies and their products. General economic conditions and government regulation can adversely impact the availability to motor sports of these promotion, sponsorship and advertising revenues. In August 1995, the federal Food and Drug Administration ("FDA") announced proposed regulations that, if implemented, could potentially restrict tobacco industry sponsorship of sporting events. Revenue generated by tobacco industry sponsorship of the Company's events accounted for less than 1% of other related income for the three months ended November 30, 1995 and 1994.

The lengthy regulatory rulemaking process related to the FDA's proposed regulations encompasses several phases. The first phase of the process, which entailed an opportunity for official comment, came to a close on January 2, 1996. There are several legal challenges pending which will likely extend the process. The final outcome of these proposed regulations is uncertain, and the impact on International Speedway Corporation, if any, is unclear.

Expenses

Standard NASCAR sanction agreements require a percentage of broadcast revenues be paid as prize money to participants in the events. As a result of increased broadcast revenues, the Company experienced a corresponding increase in prize money. This increased prize money, combined with increased point fund money, accounted for approximately 71% of the increase in prize and point fund monies and NASCAR sanction fees for the three-month period ended November 30, 1995 as compared to the three-month period ended November 30, 1994.

As food, beverage and souvenir income increases, the Company experiences a corresponding increase in related expenses. Food, beverage and souvenir expenses, as a percent of food, beverage and souvenir income, remained relatively constant at 94% and 93% for the periods ended November 30, 1995 and 1994, respectively. The high percentage of expenses in relation to income for the first quarter of the Company's fiscal year is due to the seasonal concentration of racing and other outdoor sporting events and is not indicative of the results to be expected for the current year.

Promotion, general and administrative expense increased during the first quarter of fiscal 1996, as compared to the first quarter of fiscal 1995, due primarily to increased payroll and personnel costs and professional fees. However, combined admissions and other related income increased approximately 27% in the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995, while payroll and personnel costs increased only 7%. As a result, promotion, general and administrative expenses decreased as a percentage of combined admissions income and other related income during the three-months ended November 30, 1995 as compared to the three-months ended November 30, 1994.

Other related expenses remained constant at approximately 29% of other related revenue for the three-months ended November 30, 1995 and 1994.

Because of the seasonal concentration of racing events, the results of operations for the three-month periods ended November 30, 1995 and 1994 are not indicative of the results to be expected for the year.

           Review Report of Independent Certified Public Accountants


The Board of Directors
International Speedway Corporation

We have reviewed the accompanying condensed consolidated balance sheet of International Speedway Corporation as of November 30, 1995, and the related condensed consolidated statements of operations, shareholders' equity and cash flows for the three-month periods ended November 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of International Speedway Corporation as of August 31, 1995, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented separately herein) and in our report dated October 20, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 1995, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                  /s/ Ernst & Young, LLP


Jacksonville, Florida
January 10, 1996

                   PART II - OTHER INFORMATION

Item #4 Submission of Matters to a Vote of Security Holders.

The company held its annual meeting of shareholders on January 10, 1996 -- after the close of the quarter being reported. The following persons were re-elected to serve as directors for the indicated period at that meeting:

                         John R. Cooper
                        Brian Z. France
                        James C. France
                      Raymond K. Mason Jr.
               to hold office until January 1999.

Lloyd E. Reuss was elected to serve as a director until January 1999.

Robert E. Smith was elected to serve as a director to fill the unexpired term of Paul A. Cameron and hold office until January 1997.

The following persons' term of office as directors continued after the meeting:

                        J.  Hyatt Brown
                         H.  Lee Combs
                       Robert W.  Emerick
                        James H.  Foster
                       William C. France
                       Christy F.  Harris
                        Lesa D.  Kennedy
                      Chapman J. Root, II
                         Thomas W.  Staed


Item #6 Exhibits and Reports on Form 8-K

        a. Exhibits

           I.  (27) -  Article 5 Fin. Data Schedule for 1st Qtr 10-Q

        B. Reports on Form 8-K

A report on Form 8-K dated November 22, 1995 was filed on December 7, 1995 reporting the acquisition of assets by Facility Investments, Inc., a newly formed wholly-owned subsidiary of the Company, which purchased 200 shares of the common stock, representing 20% of the outstanding shares, of PSH Corp., a newly formed Delaware corporation, for $14,975,000 in cash. The acquisition of the 20% interest in PSH Corp., which is accounted for by the equity method, does not result in the direct or indirect acquisition of control of the underlying assets, including businesses, indirectly controlled by PSH Corp.

                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       INTERNATIONAL SPEEDWAY CORPORATION
                                                  (Registrant)


Date    January 11, 1995                /s/ James C. France
                                 ____________________________________
                                       James C. France, President