Form 10-Q
period 1996-02-29
INTERNATIONAL SPEEDWAY CORP
filed 1996-04-11
CIK 51548

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 1996.

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

     Common Stock, $0.10 Par Value - 2,299,870 shares as of April 5, 1996.

PART I. - FINANCIAL INFORMATION
Item 1. - Financial Statements

                INTERNATIONAL SPEEDWAY CORPORATION
              Condensed Consolidated Balance Sheets

                                                      February 29,  August 31,
                                                         1996           1995
                                                      (Unaudited)
                                                       _______________________
                                                             (In Thousands)
ASSETS

Current Assets:
  Cash and cash equivalents...........................  $ 16,035     $  7,871
  Short-term investments..............................    13,574       30,950
  Receivables, less allowance of $35..................     7,844        1,794
  Inventories.........................................     1,469        1,158
  Prepaid expenses and other current assets...........     1,618        3,122
                                                      ___________   __________
Total Current Assets..................................    40,540       44,895

Property and Equipment - at cost - less accumulated
 depreciation of $33,328 ($30,692 at August 31).......    83,513      70,299

Other Assets:
  Cash surrender value of life insurance (Note 3).....     1,228          489
  Equity investments (Note 6).........................    17,080        2,913
  Long-term investments...............................       500          747
  Other...............................................       210          228
                                                      ___________   __________
                                                          19,018        4,377
                                                      ___________   __________
Total Assets..........................................  $143,071     $119,571
                                                      ===========   ==========

See accompanying notes and accountants' review report.

                                                      February 29,  August 31,
                                                         1996           1995
                                                      (Unaudited)
                                                       _______________________
                                                            (In Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..................................... $  5,428     $  2,619
  Income taxes payable.................................    6,229          324
  Deferred income......................................   21,666       19,852
  Other current liabilities............................    2,300        1,279
                                                       __________   __________
Total Current Liabilities..............................   35,623       24,074

Deferred income taxes..................................   10,900       10,250

Shareholders' Equity:

  Common stock, $.10 par value, 5,000,000 shares
    authorized; 3,509,390 and 3,502,585 issued at
    February 29 and August 31, respectively............      351          350
  Capital in excess of par value.......................    3,949        2,350
  Retained earnings....................................  100,011       88,942
                                                       __________   __________
                                                         104,311       91,642
  Less: Treasury stock - at cost, 1,209,520 shares.....    5,599        5,599
        Unearned compensation - restricted stock
        (Note 5)......................................    2,164          796
                                                       __________   __________
Total Shareholders' Equity.............................   96,548       85,247
                                                       __________   __________
Total Liabilities and Shareholders' Equity............. $143,071     $119,571
                                                       ==========   ==========


See accompanying notes and accountants' review report.

                      INTERNATIONAL SPEEDWAY CORPORATION
                Condensed Consolidated Statements of Operations

                                                        Three Months ended
                                                     February 29, February 28,
                                                          1996        1995
                                                      (Unaudited)  (Unaudited)
                                                     _________________________
                                                       (In Thousands, Except
                                                       for Per Share Amounts)
REVENUES:

  Admissions, net....................................   $22,004       $19,117
  Motorsports related income.........................    11,255         9,884
  Food, beverage and souvenir income.................     6,860         5,895
  Other income.......................................       158           126
                                                     ___________   ___________
                                                         40,277        35,022
EXPENSES:

  Direct expenses:
    Prize and point fund monies
      and NASCAR sanction fees.......................     5,623         4,955
    Motorsports related expenses.....................     3,919         3,149
    Food, beverage and souvenir expenses.............     3,724         2,855
                                                     ___________   ___________
                                                         13,266        10,959

  General and administrative expenses................     5,305         3,961
  Depreciation.......................................     1,368         1,160
                                                     ___________   ___________
                                                         19,939        16,080
                                                     ___________   ___________
Operating Income.....................................    20,338        18,942

Interest income......................................       185           306
Equity in net loss from equity investments (Note 6)..      (654)         (290)
                                                     ___________   ___________
Income before income taxes...........................    19,869        18,958

Income taxes.........................................     7,780         7,286
                                                     ___________   ___________

Net Income...........................................   $12,089      $ 11,672
                                                     ===========   ===========
Earnings per share (Note 2)..........................   $  5.26      $  5.09
                                                     ===========   ===========
Dividends per share..................................   $    --       $   --
                                                     ===========   ===========

See accompanying notes and accountants' review report.

                      INTERNATIONAL SPEEDWAY CORPORATION
                Condensed Consolidated Statements of Operations

                                                         Six Months ended
                                                     February 29, February 28,
                                                          1996        1995
                                                      (Unaudited)  (Unaudited)
                                                     _________________________
                                                       (In Thousands, Except
                                                       for Per Share Amounts)
REVENUES:

  Admissions, net....................................   $25,630       $22,102
  Motorsports related income.........................    14,284        12,154
  Food, beverage and souvenir income.................     8,585         7,196
  Other income.......................................       320           264
                                                     ___________   ___________
                                                         48,819        41,716
EXPENSES:

  Direct expenses:
    Prize and point fund monies
      and NASCAR sanction fees.......................     7,065         6,080
    Motorsports related expenses.....................     5,685         4,335
    Food, beverage and souvenir expenses.............     4,979         3,963
                                                     ___________   ___________
                                                         17,729        14,378

  General and administrative expenses................     9,571         7,741
  Depreciation.......................................     2,655         2,262
                                                     ___________   ___________
                                                         29,955        24,381
                                                     ___________   ___________
Operating Income.....................................    18,864        17,335

Interest income......................................       475           633
Equity in net loss from equity investments (Note 6)..      (808)         (421)
                                                     ___________   ___________
Income before income taxes...........................    18,531        17,547

Income taxes.........................................     7,462         6,746
                                                     ___________   ___________

Net Income...........................................   $11,069      $ 10,801
                                                     ===========   ===========
Earnings per share (Note 2)..........................   $  4.82      $  4.72
                                                     ===========   ===========
Dividends per share..................................   $    --       $   --
                                                     ===========   ===========

See accompanying notes and accountants' review report.

                      International Speedway Corporation
            Condensed Consolidated Statements of Shareholders' Equity

                   Common                                Unearned
                   Stock   Capital                       Compen-    Total
                   $.10    In Excess            Treas-   sation -   Share-
                   Par     of Par     Retained  ury      Restricted holders'
                   Value   Value      Earnings  Stock    Stock      Equity
                   ___________________________________________________________
                                            (In Thousands)
Balance at
August 31, 1994... $ 350   $1,861      $72,290  $(5,599) $   (625)  $68,277

Activity 9/1/94-
2/28/95:
  Net Income --
   Unaudited......    -        -        10,801       -         -     10,801

  Reacquisition of
   previously
   issued common
   stock
   - unaudited....    -        -           (57)      -         -        (57)

  Restricted stock
   granted
   - unaudited....    -       489           -        -       (489)       -

  Amortization of
   unearned
   compensation
   - unaudited....    -        -            -        -        105       105
                   ___________________________________________________________
Balance at
February 28, 1995
- - Unaudited.......   350    2,350       83,034   (5,599)   (1,009)   79,126

Activity 3/1/95-
8/31/95:
  Net income -
   Unaudited......    -        -         7,562       -         -      7,562

  Cash dividends
   ($.70 per share)
    - unaudited...    -        -        (1,605)      -         -     (1,605)

  Reacquisition of
   previously
   issued common
   stock
   - unaudited....    -        -           (49)      -         -        (49)

  Amortization of
   unearned
   compensation -
   unaudited......    -        -            -        -        213       213
                   ___________________________________________________________
Balance at
August 31, 1995...   350    2,350       88,942   (5,599)     (796)   85,247

Activity 9/1/95-
02/29/96:
  Net income --
   Unaudited......    -        -        11,069       -         -     11,069

  Restricted stock
   granted
   - unaudited....     1    1,599           -        -     (1,600)       -

  Amortization of
   unearned
   compensation -
   unaudited......    -        -            -        -        232       232
                   ___________________________________________________________
Balance at
February 29, 1996
- - Unaudited.......  $351   $3,949     $100,011  $(5,599)  $(2,164)  $96,548
                   ===========================================================
See accompanying notes and accountants' review report.

                       International Speedway Corporation
                 Condensed Consolidated Statements of Cash Flows

                                                      Six Months ended
                                                 February 29,    February 28,
                                                    1996             1995
                                                 (Unaudited)      (Unaudited)
                                                ______________________________
                                                          (In Thousands)
OPERATING ACTIVITIES
Net income......................................   $11,069           $10,801
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation................................     2,655             2,262
    Amortization of unearned compensation.......       232               105
    Deferred income taxes.......................       650               770
    Undistributed loss from equity investments..       808               421
    Gain on disposition of property and
     equipment..................................        (8)               -
  Changes in operating assets and liabilities:
    Receivables.................................    (6,050)           (5,315)
    Inventories.................................      (311)              (76)
    Prepaid expenses and other current assets...     1,504                93
    Cash surrender value of life insurance......      (739)              (17)
    Other assets................................         9               (44)
    Accounts payable............................     2,809               711
    Income taxes payable........................     5,905             5,512
    Deferred income.............................     1,814              (429)
    Other current liabilities...................     1,021               940
                                                ____________      ____________
Net cash provided by operating activities.......    21,368            15,734

INVESTING ACTIVITIES
  Acquisition of investments....................   (21,956)          (22,181)
  Proceeds from maturities of investments.......    39,579            26,700
  Capital expenditures..........................   (15,860)           (6,379)
  Investment in PSH Corp........................   (14,975)               -
  Proceeds from sale of assets..................         8                -
                                                ____________      ____________
Net cash used in investing activities...........   (13,204)           (1,860)

FINANCING ACTIVITIES
  Reacquisition of previously issued
    common stock................................        -                (57)
                                                ____________      ____________
Net cash used in financing activities...........        -                (57)
                                                ____________      ____________

Net increase in cash and cash equivalents.......     8,164            13,817

Cash and cash equivalents at
  beginning of period...........................     7,871             5,227
                                                ____________      ____________
Cash and cash equivalents at end of period......   $16,035           $19,044
                                                ============      ============
See accompanying notes and accountants' review report.

                       International Speedway Corporation
              Notes to Condensed Consolidated Financial Statements
                      February 29, 1996 and August 31, 1995
                  (Unaudited - See Accountants' Review Report)

1.  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and generally accepted accounting principles but do not include all of the information and disclosures required for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K. The statements have been reviewed by the Company's independent accountants. In management's opinion, the statements include all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to conform to the financial presentation at February 29, 1996.

Because of the seasonal concentration of racing events, the results of operations for the three-month and six-month periods ended February 29, 1996 and February 28, 1995 are not indicative of the results to be expected for the year.

2. Earnings Per Share

Earnings per share have been computed on the weighted average total number of common shares outstanding during the respective periods. Weighted average shares outstanding for the three-month and six-month periods ended February 29, 1996 were 2,297,552 and 2,295,271, respectively. Weighted average shares outstanding for the three-month and six-month periods ended February 28, 1995 were 2,291,901 and 2,290,567, respectively.

3. Related Party Disclosures and Transactions

All of the racing events that take place during the Company's fiscal year are sanctioned by various racing organizations such as the Sports Car Club of America (SCCA), Automobile Racing Club of America (ARCA), American Motorcyclist Association (AMA), the Championship Cup Series (CCS), International Motor Sports Association (IMSA), World Karting Association
(WKA), Federation Internationale de l'Automobile (FIA), Federation Internationale Motorcycliste (FIM), and the National Association for Stock Car Auto Racing, Inc. (NASCAR). NASCAR, which sanctions some of the Company's principal racing events, is a member of the France Family Group which controls in excess of 60% of the outstanding stock of the Company and some members of which serve as directors and officers. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors totaled approximately $5.9 million and $4.7 million for the six-month and three-month periods ended February 29, 1996, respectively, and approximately $5.2 million and $4.2 million for the six-month and three-month periods ended February 28, 1995, respectively.

In October 1995 the Company entered into collateral assignment split-dollar insurance agreements covering the lives of William C. France and James C. France and their respective spouses. Pursuant to the agreements, the Company will advance the annual premiums of approximately $1,205,000 each year for a period of eight years. Upon surrender of the policies or payment of the death benefits thereunder, the Company is entitled to repayment of an amount equal to the cumulative premiums previously paid by the Company. The Company may cause the agreements to be terminated and the policies surrendered at any time after the cash surrender value of the policies equals the cumulative premiums advanced under the agreements. During the six-month and three-month periods ended February 29, 1996, the Company recorded a net insurance expense of approximately $187,000 and $106,000, respectively, representing the excess of the premiums paid over the increase in cash surrender value of the policies associated with these agreements.

Poe & Brown, Inc., the servicing agent for the split-dollar insurance agreements, received a commission for its participation in the transactions.
J. Hyatt Brown, President and Chief Executive Officer of Poe & Brown, Inc., is a Director of the Company.

4. Supplemental Disclosures of Cash Flow Information

Cash paid for income taxes for the six months ended February 29, 1996 and February 28, 1995 is as follows:
                                              1996          1995
                                         ______________________________
                                            (Thousands of Dollars)

       Income taxes paid                     $ 898          $457
                                         ==============================

5.  Long-Term Incentive Restricted Stock

On January 1, 1996 and 1995, a total of 6,805 and 4,694 restricted shares of the Company's common stock, respectively, were awarded to certain officers and managers under the Company's Long Term Incentive Plan. The market value of shares awarded on January 1, 1996 and 1995 amounted to approximately $1,599,000 and $489,000, respectively, and has been recorded as unearned compensation - restricted stock, which is shown as a separate component of shareholders' equity in the accompanying condensed consolidated balance sheets. The unearned compensation is being amortized over the vesting period of the shares. The total expense charged against operations during the six months ended February 29, 1996 and February 28, 1995 was approximately $232,000 and $105,000, respectively.

6.  Equity Investments

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

At February 29, 1996, PSH Corp. owned 85% of the outstanding shares of Penske Motorsports, Inc. The remaining 15% of Penske Motorsports, Inc., represented by convertible preferred stock, was owned by Kaiser Ventures Inc., for which Kaiser contributed all of the issued and outstanding stock of Speedway Development Corporation, its wholly owned subsidiary, which owned approximately 460 acres of real property near Ontario, California.

At February 29, 1996, Penske Motorsports, Inc. owned 100% of the outstanding shares of Penske Speedway, Inc., which owned and operated Michigan International Speedway, owned approximately 85% of Nazareth Speedway in Pennsylvania, 2% of North Carolina Motor Speedway (Rockingham), 100% of a racing souvenir retailer called Motorsports International Corp and 100% of The California Speedway Corporation, which is constructing the California Speedway on the land formerly owned by Kaiser.

The acquisition of the 20% interest in PSH Corp. is accounted for using the equity method of accounting and is included in equity investments on the condensed consolidated balance sheet, along with the Company's equity investment in Watkins Glen International, Inc. ("WGI"). The Company's share of the current losses of PSH Corp. and WGI for the six months ended February 29, 1996, were approximately $265,000 and $451,000, respectively. Because of the seasonal concentration of racing events, the Company's share of undistributed equity in the earnings of PSH Corp. and WGI for the period ended February 29, 1996 is not indicative of the results to be expected for the year.

The Company's investment in PSH Corp. exceeded its share of the underlying net assets by approximately $7.3 million. The excess is being amortized into expense by decreasing the equity in income of equity investments using the straight-line method over twenty years. The amount amortized for the six months ended February 29, 1996, was approximately $92,000.

7.  Subsequent Event - Equity Investment

In March 1996, Penske Motorsports, Inc. (PMI) effected a recapitalization resulting in PMI ownership of 100% of the outstanding shares of Michigan International Speedway, Inc. (MIS) (f/k/a Penske Speedways, Inc.), Pennsylvania International Raceway, Inc., The California Speedway Corporation, Motorsports International Corp., Competition Tire West, Inc. and Competition Tire South, Inc. MIS owns 2% of North Carolina Motor Speedway. Also pursuant to the recapitalization, Kaiser Ventures' preferred stock was automatically converted into shares of PMI common stock. After giving effect to the foregoing transactions, but prior to the commencement of the offering described below, the effective beneficial ownership of the common stock of PMI by PSH Corp. was 84.1%.

Subsequent to the recapitalization, PMI completed an initial public offering
(IPO) by issuing 3,737,500 shares of common stock at a price to the public of $24 per share. The proceeds to PMI, after underwriting discounts and commissions, were approximately $83.6 million. After PMI's IPO, PSH Corp. owns approximately 59.9% of PMI. As a result of the IPO, in the quarter ending May 31, 1996 the Company will record an increase in its equity investment in PSH Corp. of approximately $10 million, and record corresponding increases in deferred income taxes and capital in excess of par value of approximately $3.8 million and $6.2 million, respectively.

               PART I.      FINANCIAL INFORMATION

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Liquidity

Management believes that a high degree of liquidity is desirable due to the inherent insurance and weather risks associated with the production of large outdoor sporting and entertainment events. The trend during the past several years has been for the Company to have increasing liquidity. This trend has been due to a general increase in interest in motorsports, reflected in increased live and broadcast audiences, and generally favorable weather conditions for the events conducted at the Company's facilities. However, the Company experienced a decrease in liquidity from August 31, 1995 to February 29, 1996 as it began to utilize its liquid assets for capital projects and investments as described below under the caption "Capital Resources". Liquidity is expected to continue to decrease as the Company completes the Daytona USA (R) and Winston Tower capital projects described below.

The Company's combined position in cash and cash equivalents and short- and long-term investments at February 29, 1996 decreased from August 31, 1995 primarily as a result of payments made for capital projects and the investment in PSH Corp., as described below. The decrease was offset in part by cash flows from its operations.

The Company's working capital at February 29, 1996 decreased from August 31, 1995 due primarily to the use of cash for its investment in PSH Corp. and to finance capital improvements. Working capital also decreased due to a decrease in prepaid expenses and other current assets resulting from recognition of the August 31, 1995 prepaid expenses related to the September 1995 event held at Darlington Raceway, an increase in accounts payable related to capital improvements and the seasonal concentration of racing events, and an increase in income taxes payable as a result of income from operations and the timing of estimated tax deposits. The decrease in working capital is partially offset by an increase in receivables related primarily to the 1996 Daytona events.

Receivables increased for the six months ended February 29, 1996, as compared to the six months ended February 28, 1995, primarily due to increases in billings for promotional fees and facility rentals for the 1996 Daytona racing season and increases in promotional fees related to future events to be held at the Company's Darlington and Talladega facilities.

Prepaid expenses and other current assets decreased for the six months ended February 29, 1996, as compared to the corresponding period of the prior year, due to the recognition of increased costs of competition prepaid at August 31, 1995 related to the September 1995 Darlington event and a refund of estimated income tax payments related to fiscal year 1995.

Accounts payable increased for the six months ended February 29, 1996, as compared to the six months ended February 28, 1995, primarily due to payables related to capital projects and expenses incurred during the February 1996 Daytona events.

Deferred revenue increased for the six months ended February 29, 1996, as compared to the same period of 1995, due to an increase in seating capacity and certain ticket prices for future motorsports events.

The increase in cash surrender value of life insurance for the six months ended February 29, 1996, as compared to the six months ended February 28, 1995, is due to collateral assignment split-dollar insurance agreements entered into by the Company during the first quarter of fiscal 1996. These agreements cover the lives of the Company's Chief Executive Officer and President, and their respective spouses. Pursuant to the agreements, the Company will advance the annual premiums of approximately $1,205,000 each year for a period of eight years. Upon surrender of the policies or payment of the death benefits thereunder, the Company is entitled to repayment of an amount equal to the cumulative premiums previously paid by the Company. The Company may cause the agreements to be terminated and the policies surrendered at any time after the cash surrender value of the policies equals the cumulative premiums advanced under the agreements.

The increase in proceeds from maturities of investments during the six months ended February 29, 1996, as compared to the corresponding period of 1995, is the result of the shift in the Company's investment portfolio to short-term, highly liquid investments. Rather than being reinvested, a significant portion of the proceeds from maturities of these investments were used to finance capital projects and the investment in PSH Corp.

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

The Company's Board of Directors has approved general improvement and expansion projects with an estimated cost to complete of approximately $6.9 million at February 29, 1996. These projects consist primarily of additions and renovations to spectator capacity, administrative facilities, concession facilities and equipment. Management anticipates the completion of these projects within the next 24 months based on the availability of working capital resources.

In addition to the general capital projects described above, the Company's Board of Directors approved two significant new capital expenditures in fiscal 1994 - an addition to the Winston Tower at the Daytona International Speedway and the development of a motor sports themed amusement complex at the Daytona facility to be called "Daytona USA"(R).

The Winston Tower addition will encompass additional grandstands and suites, as well as catering and concession facilities. Construction began in July 1995. The project is expected to be completed in the fall of 1996. The total estimated cost to complete this project is approximately $6.7 million.

"Daytona USA"(R) will combine interactive mediums, theaters, historical memorabilia and exhibits to form a motor sports themed amusement complex. The complex is being constructed adjacent to the existing Visitors Center at Daytona International Speedway. Construction began in July 1995 and opening is scheduled for the summer of 1996. Total remaining costs related to this project are expected to approximate $6.9 million.

Total capital expenditures during the first half of fiscal 1996 increased approximately $9.5 million over the amount spent in the corresponding period of the prior year, primarily due to the Daytona USA (R) and Winston Tower projects, as described above.

Based on the Company's current liquidity, cash and investment positions, as well as the Company's unused lines of credit of approximately $16 million, management believes that its present capital resources are sufficient to meet anticipated financing requirements in fiscal 1996. In management's opinion, financing resources are available to provide sufficient liquidity for continuing operations.

Equity investments increased from August 31, 1995 as a result of the purchase by Facilities Investments, Inc., a newly formed wholly-owned subsidiary of the Company, of 200 shares of the common stock, representing 20% of the outstanding shares, of PSH Corp. for $14,975,000 in cash. At February 29, 1996, PSH Corp. owned 85% of the outstanding shares of Penske Motorsports, Inc. On that date Penske Motorsports, Inc. owned 100% of the outstanding shares of Penske Speedway, Inc., which owned and operated Michigan International Speedway, owned approximately 85% of Nazareth Speedway in Pennsylvania, 2% of North Carolina Motor Speedway (Rockingham), 100% of a racing souvenir retailer called Motorsports International Corp., and 100% of The California Speedway Corporation, which is constructing the California Speedway on 460 acres of land near Ontario, California.

The Company's investment in PSH Corp. exceeded its share of the underlying net assets of PSH Corp. by approximately $7.3 million. The excess is being amortized into expense by decreasing the equity in income of equity investments using the straight-line method over twenty years. The amount amortized for the three months and six months ended February 29, 1996, was approximately $92,000.

The increase in equity investments from August 31, 1995 was partially offset by the recognition of the Company's share of the current losses from operations of PSH Corp. and Watkins Glen International. The Company uses the equity method to account for its investments in PSH Corp. and Watkins Glen. Due to the seasonal concentration of racing events at the subsidiaries of PSH Corp. and at Watkins Glen, the results at February 29, 1996 are not indicative of the results to be expected for the year.

In March 1996, Penske Motorsports, Inc. (PMI) effected a recapitalization resulting in PMI ownership of 100% of the outstanding shares of Michigan International Speedway, Inc. (MIS) (f/k/a Penske Speedways, Inc.),

Pennsylvania International Raceway, Inc., The California Speedway Corporation, Motorsports International Corp., Competition Tire West, Inc. and Competition Tire South, Inc. MIS owns 2% of North Carolina Motor Speedway. Also pursuant to the recapitalization, Kaiser Ventures' preferred stock was automatically converted into shares of PMI common stock. After giving effect to the foregoing transactions, but prior to the commencement of the offering described below, the effective beneficial ownership of the common stock of PMI by PSH Corp. was 84.1%.

Subsequent to the recapitalization, PMI completed an initial public offering
(IPO) by issuing 3,737,500 shares of common stock at a price to the public of $24 per share. The proceeds to PMI, after underwriting discounts and commissions, were approximately $83.6 million. After PMI's IPO, PSH Corp. owns approximately 59.9% of PMI. As a result of the IPO, in the quarter ending May 31, 1996 the Company will record an increase in its investment in PSH Corp. of approximately $10 million, and record corresponding increases in deferred income taxes and capital in excess of par value of approximately $3.8 million and $6.2 million, respectively.

Income Taxes

Due to the seasonal fluctuation of the Company's business, estimated tax deposits are not required until the third quarter of operations. As a result, income taxes payable at February 29, 1996 have increased since August 31, 1995.

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

Results of Operations

Revenues

Admission income increased during the three months and six months ended February 29, 1996, as compared to the corresponding period of the prior year, primarily due to increases in certain ticket prices.

Increased interest in motorsports is reflected in both live and broadcast audiences. This continued interest has enabled the Company to successfully negotiate favorable current year contracts for broadcast rights, promotional fees and advertising. The combined effect of these contracts accounted for approximately two-thirds of the increase in motorsports related income for both the three months and six months ended February 29, 1996, as compared to the same periods of the preceding year. The remaining increase in motorsports related income for the three months and six months ended February 29, 1996, as compared to the prior year is due primarily to increases in parking and rentals of the Company's hospitality facilities.

During the three months and six months ended February 29, 1996, the Company's wholly-owned subsidiary, Americrown Service Corporation, continued to expand its operations by providing food and beverage services at outdoor sporting events and entertainment activities unrelated to motorsports events conducted by International Speedway Corporation. The revenue generated by these new business opportunities accounted for over two-thirds of the increase in food, beverage and souvenir income for the three-month and six-month periods ended February 29, 1996, respectively, as compared to the corresponding periods of the prior year. The remaining increase in food, beverage and souvenir income for the three months and six months ended February 29, 1996, as compared to the three months and six months ended February 28, 1995, is attributed to increased attendance at the Company's Daytona facility and increases in certain prices.

The motor sports industry generates significant revenue each year from the promotion, sponsorship and advertising of various companies and their products. General economic conditions and government regulation can adversely impact the availability to motor sports of promotion, sponsorship and advertising revenue. In August 1995, the U. S. Food and Drug Administration ("FDA") announced proposed regulations that, if implemented, could potentially restrict tobacco industry sponsorship of sporting events. Revenue generated by tobacco industry sponsorship of the Company's events accounted for less than 7% and 4% of motorsports related income for the three-month and six-month periods ended February 29, 1996 and February 28, 1995, respectively.

The lengthy regulatory rulemaking process related to the FDA's proposed regulations encompasses several phases. The first phase of the process, which entailed an opportunity for official comment, closed on January 2, 1996.
There are several pending legal challenges by third parties which, the Company believes, are likely to extend the process. The final outcome of this regulatory process is uncertain, and the impact on International Speedway Corporation, if any, is unclear.

Expenses

Standard NASCAR sanction agreements require a percentage of broadcast revenues be paid as prize money to participants in the events. As a result of increased broadcast revenues, the Company experienced a corresponding increase in prize money. This increased prize money, combined with increased point fund money, accounted for approximately three-quarters of the increase in prize and point fund monies and NASCAR sanction fees for the three-month and six-month periods ended February 29, 1996, respectively, as compared to the corresponding periods of the prior year.

Motorsports related expenses, as a percentage of combined admissions and motorsports related income, remained relatively constant for the three months and six months ended February 29, 1996 and February 28,1995, respectively.

As food, beverage and souvenir income increases, the Company experiences a corresponding increase in related expenses. Personnel related expenses, product costs and other fees associated with the expanded operations of Americrown Service Corporation accounted for approximately one-half and two-thirds of the increase in food, beverage and souvenir expenses for the three-month and six-month periods ended February 29, 1996, respectively, as compared with the corresponding periods of the prior year. Personnel costs associated with the Company's ongoing food, beverage and souvenir operations accounted for the majority of the remaining increases during both of these periods.

General and administrative expenses, as a percentage of total operating revenues, remained relatively constant for the three months and six months ended February 29, 1996 and February 28, 1995.

Because of the seasonal concentration of racing events, the results of operations for the three-month and six-month periods ended February 29, 1996 and February 28, 1995 are not indicative of the results to be expected for the year.

           Review Report of Independent Certified Public Accountants


The Board of Directors
International Speedway Corporation

We have reviewed the accompanying condensed consolidated balance sheet of International Speedway Corporation as of February 29, 1996, and the related condensed consolidated statements of operations for the three-month and six-month periods ended February 29, 1996 and February 28, 1995, and the condensed consolidated statements of shareholders' equity and cash flows for the six-month periods ended February 29, 1996 and February 28, 1995. These financial statements are the responsibility of the Company's management.

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


Jacksonville, Florida
April 5, 1996

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





                                      INTERNATIONAL SPEEDWAY CORPORATION
                                                  (Registrant)


Date    April 10, 1996                  /s/ James C. France
                                      _____________________________________
                                       James C. France, President

Date    April 10, 1996                  /s/ Susan G. Schandel
                                      _____________________________________
                                       Susan G. Schandel,
                                         Chief Financial Officer