Form 10-Q
period 1996-05-31
INTERNATIONAL SPEEDWAY CORP
filed 1996-07-11
CIK 51548

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 1996.

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

     Common Stock, $0.10 Par Value - 2,294,926 shares as of June 30, 1996.

PART I. - FINANCIAL INFORMATION
Item 1. - Financial Statements

                INTERNATIONAL SPEEDWAY CORPORATION
              Condensed Consolidated Balance Sheets

                                                        May 31,     August 31,
                                                         1996           1995
                                                      (Unaudited)
                                                       _______________________
                                                             (In Thousands)
ASSETS

Current Assets:
  Cash and cash equivalents...........................  $  7,316     $  7,871
  Short-term investments..............................    17,386       30,950
  Receivables, less allowance of $35..................     4,611        1,794
  Inventories.........................................     1,349        1,158
  Prepaid expenses and other current assets...........     1,181        3,122
                                                      ___________   __________
Total Current Assets..................................    31,843       44,895

Property and Equipment - at cost - less accumulated
 depreciation of $34,795 ($30,692 at August 31).......    92,182       70,299

Other Assets:
  Cash surrender value of life insurance (Note 3).....     1,229          489
  Equity investments (Note 6).........................    24,557        2,913
  Long-term investments...............................       500          747
  Other...............................................       214          228
                                                      ___________   __________
                                                          26,500        4,377
                                                      ___________   __________
Total Assets..........................................  $150,525     $119,571
                                                      ===========   ==========

See accompanying notes and accountants' review report.

                                                        May 31,     August 31,
                                                         1996           1995
                                                      (Unaudited)
                                                       _______________________
                                                            (In Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..................................... $  4,308     $  2,619
  Income taxes payable.................................      647          324
  Deferred income......................................   27,478       19,852
  Other current liabilities............................    2,220        1,279
                                                       __________   __________
Total Current Liabilities..............................   34,653       24,074

Deferred income taxes..................................   14,188       10,250

Shareholders' Equity:

  Common stock, $.10 par value, 5,000,000 shares
    authorized; 3,504,446 and 3,502,585 issued at
    May 31 and August 31, respectively.................      350          350
  Capital in excess of par value.......................    8,624        2,350
  Retained earnings....................................  100,286       88,942
                                                       __________   __________
                                                         109,260       91,642
  Less: Treasury stock - at cost, 1,209,520 shares.....    5,599        5,599
        Unearned compensation - restricted stock
        (Note 5)......................................     1,977          796
                                                       __________   __________
Total Shareholders' Equity.............................  101,684       85,247
                                                       __________   __________
Total Liabilities and Shareholders' Equity............. $150,525     $119,571
                                                       ==========   ==========


See accompanying notes and accountants' review report.

                      INTERNATIONAL SPEEDWAY CORPORATION
                Condensed Consolidated Statements of Operations

                                                        Three Months ended
                                                               May 31,
                                                          1996        1995
                                                      (Unaudited)  (Unaudited)
                                                     _________________________
                                                       (In Thousands, Except
                                                       for Per Share Amounts)
REVENUES:

  Admissions, net....................................   $12,105       $10,912
  Motorsports related income.........................     6,776         6,503
  Food, beverage and souvenir income.................     5,008         3,969
  Other income.......................................       287           247
                                                     ___________   ___________
                                                         24,176        21,631
EXPENSES:

  Direct expenses:
    Prize and point fund monies
      and NASCAR sanction fees.......................     3,092         2,672
    Motorsports related expenses.....................     4,964         4,578
    Food, beverage and souvenir expenses.............     3,114         2,212
                                                     ___________   ___________
                                                         11,170         9,462

  General and administrative expenses................     5,298         4,895
  Depreciation.......................................     1,478         1,174
                                                     ___________   ___________
                                                         17,946        15,531
                                                     ___________   ___________
Operating Income.....................................     6,230         6,100

Interest income......................................       279           432
Equity in net loss from equity investments (Note 6)..      (138)         (321)
                                                     ___________   ___________
Income before income taxes...........................     6,371         6,211

Income taxes.........................................     2,554         2,558
                                                     ___________   ___________

Net Income...........................................   $ 3,817       $ 3,653
                                                     ===========   ===========
Earnings per share (Note 2)..........................   $  1.66       $  1.59
                                                     ===========   ===========
Dividends per share..................................   $   .80       $   .70
                                                     ===========   ===========

See accompanying notes and accountants' review report.

                      INTERNATIONAL SPEEDWAY CORPORATION
                Condensed Consolidated Statements of Operations

                                                        Nine Months ended
                                                               May 31,
                                                          1996        1995
                                                      (Unaudited)  (Unaudited)
                                                     _________________________
                                                       (In Thousands, Except
                                                       for Per Share Amounts)
REVENUES:

  Admissions, net....................................   $37,735       $33,014
  Motorsports related income.........................    21,060        18,657
  Food, beverage and souvenir income.................    13,593        11,165
  Other income.......................................       607           501
                                                     ___________   ___________
                                                         72,995        63,337
EXPENSES:

  Direct expenses:
    Prize and point fund monies
      and NASCAR sanction fees.......................    10,157         8,752
    Motorsports related expenses.....................    10,649         8,913
    Food, beverage and souvenir expenses.............     8,093         6,175
                                                     ___________   ___________
                                                         28,899        23,840

  General and administrative expenses................    14,869        12,635
  Depreciation.......................................     4,133         3,436
                                                     ___________   ___________
                                                         47,901        39,911
                                                     ___________   ___________
Operating Income.....................................    25,094        23,426

Interest income......................................       754         1,065
Equity in net loss from equity investments (Note 6)..      (946)         (733)
                                                     ___________   ___________
Income before income taxes...........................    24,902        23,758

Income taxes.........................................    10,016         9,304
                                                     ___________   ___________

Net Income...........................................   $14,886      $ 14,454
                                                     ===========   ===========
Earnings per share (Note 2)..........................   $  6.48      $   6.31
                                                     ===========   ===========
Dividends per share..................................   $   .80      $    .70
                                                     ===========   ===========

See accompanying notes and accountants' review report.
                      International Speedway Corporation
            Condensed Consolidated Statements of Shareholders' Equity

                   Common                                Unearned
                   Stock   Capital                       Compen-    Total
                   $.10    In Excess            Treas-   sation -   Share-
                   Par     of Par     Retained  ury      Restricted holders'
                   Value   Value      Earnings  Stock    Stock      Equity
                   ___________________________________________________________
                                            (In Thousands)
Balance at
August 31, 1994... $ 350   $1,861      $72,290  $(5,599) $   (625)  $68,277

Activity 9/1/94-
5/31/95:
  Net Income --
   Unaudited......    -        -        14,454       -         -     14,454

  Cash dividends
   ($.70 per share)
    - unaudited...    -        -        (1,605)      -         -     (1,605)

  Reacquisition of
   previously
   issued common
   stock
   - unaudited....    -        -           (82)      -         -        (82)

  Restricted stock
   granted
   - unaudited....    -       489           -        -       (489)       -

  Amortization of
   unearned
   compensation
   - unaudited....    -        -            -        -        193       193
                   ___________________________________________________________
Balance at
May 31, 1995
- - Unaudited.......   350    2,350       85,057   (5,599)     (921)   81,237

Activity 6/1/95-
8/31/95:
  Net income -
   Unaudited......    -        -         3,934       -         -      3,934

  Reacquisition of
   previously
   issued common
   stock
   - unaudited....    -        -           (49)      -         -        (49)

  Amortization of
   unearned
   compensation -
   unaudited......    -        -            -        -        125       125
                   ___________________________________________________________
Balance at
August 31, 1995...   350    2,350       88,942   (5,599)     (796)   85,247

Activity 9/1/95-
5/31/96:
  Net income --
   Unaudited......    -        -        14,886       -         -     14,886

  Dividends declared
   ($.80 per share)
    - unaudited...    -        -        (1,837)      -         -     (1,837)

  Reacquisition of
   previously
   issued common
   stock
   - unaudited....    (1)      (2)      (1,705)      -         -     (1,708)

  Restricted stock
   granted
   - unaudited....     1    1,599           -        -     (1,600)       -

  Amortization of
   unearned
   compensation -
   -unaudited.....    -        -            -        -        419       419

  Recapitalization of
   equity investment
   -unaudited....     -     4,677           -        -         -      4,677

                   ___________________________________________________________
Balance at
May 31, 1996
- - Unaudited.......  $350   $8,624     $100,286  $(5,599)  $(1,977) $101,684
                   ===========================================================
See accompanying notes and accountants' review report.

                       International Speedway Corporation
                 Condensed Consolidated Statements of Cash Flows

                                                     Nine Months ended
                                                           May 31,
                                                    1996             1995
                                                 (Unaudited)      (Unaudited)
                                                ______________________________
                                                          (In Thousands)
OPERATING ACTIVITIES
Net income......................................   $14,886           $14,454
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation................................     4,133             3,436
    Amortization of unearned compensation.......       419               193
    Deferred income taxes.......................     1,000             1,130
    Undistributed loss from equity investments..       946               733
    (Gain) Loss on disposition of property and
     equipment..................................       (11)                7
  Changes in operating assets and liabilities:
    Receivables.................................    (2,817)           (2,394)
    Inventories.................................      (191)              (65)
    Prepaid expenses and other current assets...     1,941               571
    Cash surrender value of life insurance......      (740)              (22)
    Other assets................................         -               (43)
    Accounts payable............................     1,689               414
    Income taxes payable........................       323             1,310
    Deferred income.............................     7,626             6,179
    Other current liabilities...................      (896)             (615)
                                                ____________      ____________
Net cash provided by operating activities.......    28,308            25,288

INVESTING ACTIVITIES
  Acquisition of investments....................   (62,803)          (64,735)
  Proceeds from maturities of investments.......    76,614            55,716
  Capital expenditures..........................   (26,009)          (11,352)
  Investment in PSH Corp........................   (14,975)               -
  Proceeds from sale of assets..................        18                21
                                                ____________      ____________
Net cash used in investing activities...........   (27,155)          (20,350)

FINANCING ACTIVITIES
  Reacquisition of previously issued
    common stock................................    (1,708)              (82)
                                                ____________      ____________
Net cash used in financing activities...........    (1,708)              (82)
                                                ____________      ____________

Net (decrease) increase in cash and
    cash equivalents............................      (555)            4,856

Cash and cash equivalents at
  beginning of period...........................     7,871             5,227
                                                ____________      ____________
Cash and cash equivalents at end of period......   $ 7,316           $10,083
                                                ============      ============
See accompanying notes and accountants' review report.

                       International Speedway Corporation
              Notes to Condensed Consolidated Financial Statements
                        May 31, 1996 and August 31, 1995
                  (Unaudited - See Accountants' Review Report)

1.  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and generally accepted accounting principles but do not include all of the information and disclosures required for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K. The statements have been reviewed by the Company's independent accountants. In management's opinion, the statements include all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to conform to the financial presentation at May 31, 1996.

Because of the seasonal concentration of racing events, the results of operations for the three-month and nine-month periods ended May 31, 1996 and 1995 are not indicative of the results to be expected for the year.

2. Earnings Per Share

Earnings per share have been computed on the weighted average total number of common shares outstanding during the respective periods. Weighted average shares outstanding for the three-month and nine-month periods ended May 31, 1996 were 2,298,654 and 2,296,407, respectively. Weighted average shares outstanding for the three-month and nine-month periods ended May 31, 1995 were 2,293,365 and 2,291,510, respectively.

3. Related Party Disclosures and Transactions

All of the racing events that take place during the Company's fiscal year are sanctioned by various racing organizations such as the Sports Car Club of America (SCCA), Automobile Racing Club of America (ARCA), American Motorcyclist Association (AMA), the Championship Cup Series (CCS), International Motor Sports Association (IMSA), World Karting Association
(WKA), Federation Internationale de l'Automobile (FIA), Federation Internationale Motorcycliste (FIM), and the National Association for Stock Car Auto Racing, Inc. (NASCAR). NASCAR, which sanctions some of the Company's principal racing events, is a member of the France Family Group which controls in excess of 60% of the outstanding stock of the Company and some members of which serve as directors and officers. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors totaled approximately $8.3 million and $2.4 million for the nine-month and three-month periods ended May 31, 1996, respectively, and approximately $7.4 million and $2.2 million for the nine-month and three-month periods ended May 31, 1995, respectively.

In October 1995 the Company entered into collateral assignment split-dollar insurance agreements covering the lives of William C. France and James C. France and their respective spouses. Pursuant to the agreements, the Company will advance the annual premiums of approximately $1,205,000 each year for a period of eight years. Upon surrender of the policies or payment of the death benefits thereunder, the Company is entitled to repayment of an amount equal to the cumulative premiums previously paid by the Company. The Company may cause the agreements to be terminated and the policies surrendered at any time after the cash surrender value of the policies equals the cumulative premiums advanced under the agreements. During the nine-month and three-month periods ended May 31, 1996, the Company recorded a net insurance expense of approximately $250,000 and $63,000, respectively, representing the excess of the premiums paid over the increase in cash surrender value of the policies associated with these agreements.

Poe & Brown, Inc., the servicing agent for the split-dollar insurance agreements, received a commission for its participation in the transactions.
J. Hyatt Brown, President and Chief Executive Officer of Poe & Brown, Inc., is a Director of the Company.

4. Supplemental Disclosures of Cash Flow Information

Cash paid for income taxes for the nine months ended May 31, 1996 and 1995 is as follows:
                                              1996          1995
                                         ______________________________
                                            (Thousands of Dollars)

       Income taxes paid                     $ 8,347        $ 6,856
                                         ==============================
See Note 6 for discussion of non-cash equity investment transaction.

5.  Long-Term Incentive Restricted Stock

On January 1, 1996 and 1995, a total of 6,805 and 4,694 restricted shares of the Company's common stock, respectively, were awarded to certain officers and managers under the Company's Long Term Incentive Plan. The market value of shares awarded on January 1, 1996 and 1995 amounted to approximately $1,600,000 and $489,000, respectively, and has been recorded as unearned compensation - restricted stock, which is shown as a separate component of shareholders' equity in the accompanying condensed consolidated balance sheets. The unearned compensation is being amortized over the vesting period of the shares. The total expense charged against operations during the nine months ended May 31, 1996 and 1995 was approximately
$419,000 and $193,000, respectively.

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

Prior to March 22, 1996, PSH Corp. owned 85% of the outstanding shares of Penske Motorsports, Inc. The remaining 15% of Penske Motorsports, Inc., represented by convertible preferred stock, was owned by Kaiser Ventures Inc., for which Kaiser contributed all of the issued and outstanding stock of Speedway Development Corporation, its wholly owned subsidiary, which owned approximately 460 acres of real property near Ontario, California.

Prior to March 22, 1996, Penske Motorsports, Inc. owned 100% of the outstanding shares of Penske Speedway, Inc., which owned and operated Michigan International Speedway, owned approximately 85% of Nazareth Speedway in Pennsylvania, 2% of North Carolina Motor Speedway (Rockingham), 100% of a racing souvenir retailer called Motorsports International Corp and 100% of The California Speedway Corporation, which is constructing the California Speedway on the land formerly owned by Kaiser.

The Company's investment in PSH Corp. exceeded its share of the underlying net assets by approximately $7.3 million. The excess is being amortized into expense by decreasing the equity in income of equity investments using the straight-line method over twenty years. The amount amortized for the three and nine months ended May 31, 1996, was approximately $92,000 and $184,000, respectively.

On March 22, 1996, Penske Motorsports, Inc. (PMI) effected a recapitalization resulting in PMI ownership of 100% of the outstanding shares of Michigan International Speedway, Inc. (MIS) (f/k/a Penske Speedway, Inc.),
Pennsylvania International Raceway, Inc., The California Speedway Corporation, Motorsports International Corp., Competition Tire West, Inc. and Competition Tire South, Inc. MIS owns 2% of North Carolina Motor Speedway. Also pursuant to the recapitalization, Kaiser Ventures' preferred stock was automatically converted into shares of PMI common stock. After giving effect to the foregoing transactions, but prior to the commencement of the offering described below, the effective beneficial ownership of the common stock of PMI by PSH Corp. was 84.1%.

Subsequent to the recapitalization, PMI completed an initial public offering
(IPO) by issuing 3,737,500 shares of common stock at a price to the public of $24 per share. The proceeds to PMI, after underwriting discounts and commissions, were approximately $83.1 million. After PMI's IPO, PSH Corp. owns approximately 59.9% of PMI. As a result of the IPO, in the quarter ending May 31, 1996 the Company recorded an increase in its equity investment in PSH Corp. of approximately $7.6 million, and recorded corresponding increases in deferred income taxes and capital in excess of par value of approximately $2.9 million and $4.7 million, respectively.

The Company's 20% interest in PSH Corp. is accounted for using the equity method of accounting and is included in equity investments on the condensed consolidated balance sheet, along with the Company's equity investment in Watkins Glen International, Inc. ("WGI"). The Company's share of the current losses of PSH Corp. and WGI for the nine months ended May 31, 1996, were approximately $23,000 and $739,000, respectively. Because of the seasonal concentration of racing events, the Company's share of undistributed equity in the earnings of PSH Corp. and WGI for the period ended May 31, 1996 is not indicative of the results to be expected for the year.

               PART I.      FINANCIAL INFORMATION

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Liquidity

Management believes that a high degree of liquidity is desirable due to the inherent insurance and weather risks associated with the production of large outdoor sporting and entertainment events. The trend during the past several years has been for the Company to have increasing liquidity. This trend has been due to a general increase in interest in motorsports, reflected in increased live and broadcast audiences, and generally favorable weather conditions for the events conducted at the Company's facilities. However, the Company experienced a decrease in liquidity from August 31, 1995 to May 31, 1996 as it began to utilize its liquid assets for capital projects and investments as described below under the caption "Capital Resources". Liquidity is expected to continue to decrease as the Company completes the capital projects described below.

The Company's combined position in cash and cash equivalents and short- and long-term investments at May 31, 1996 decreased from August 31, 1995 primarily as a result of payments made for capital projects, the investment in PSH Corp., as described below, and the reacquisition of previously issued common stock. The decrease was offset in part by cash flows from operations.

The Company's working capital at May 31, 1996 decreased from August 31,
1995 due primarily to the use of cash for its investment in PSH Corp. and to finance capital projects. Working capital also decreased due to a decrease in prepaid expenses and other current assets resulting from recognition of the August 31, 1995 prepaid expenses related to the September 1995 event held at Darlington Raceway, an increase in accounts payable related to capital improvements, an increase in other current liabilities related to dividends declared but unpaid as of May 31, 1996, and an increase in income taxes payable as a result of income from operations and the timing of estimated tax deposits. The decrease in working capital is partially offset by an increase in receivables related primarily to increases in motorsports related broadcast rights and promotional fees and the expanded food and beverage operations of the Company's wholly owned subsidiary, Americrown Service Corporation, as described under the caption "Revenues".

Receivables increased for the nine months ended May 31, 1996, as compared to the nine months ended May 31, 1995, primarily due to increases in motorsports related advertising and promotional revenues and the expanded food and beverage operations of Americrown Service Corporation. These increases were partially offset by the timing of receipts for promotional fees at the Company's Talladega facility and royalty revenues accrued in the prior year.

Prepaid expenses and other current assets decreased for the nine months ended May 31, 1996, as compared to the corresponding period of the prior year, due to the recognition of increased costs of competition prepaid at August 31, 1995 related to the September 1995 Darlington event.

Accounts payable increased for the nine months ended May 31, 1996, as compared to the nine months ended May 31, 1995, primarily due to payables related to capital projects.

Deferred revenue increased for the nine months ended May 31, 1996, as compared to the same period of 1995, primarily due to an increase in seating capacity and certain ticket prices for future motorsports events and sponsorship of Daytona USA (R).

The increase in cash surrender value of life insurance for the nine months ended May 31, 1996, as compared to the nine months ended May 31, 1995, is due to collateral assignment split-dollar insurance agreements entered into by the Company during the first quarter of fiscal 1996. These agreements cover the lives of the Company's Chief Executive Officer and President, and their respective spouses. Pursuant to the agreements, the Company will advance the annual premiums of approximately $1,205,000 each year for a period of eight years. Upon surrender of the policies or payment of the death benefits thereunder, the Company is entitled to repayment of an amount equal to the cumulative premiums previously paid by the Company. The Company may cause the agreements to be terminated and the policies surrendered at any time after the cash surrender value of the policies equals the cumulative premiums advanced under the agreements.

The increase in proceeds from maturities of investments during the nine months ended May 31, 1996, as compared to the corresponding period of 1995, is the result of the shift in the Company's investment portfolio to short-term, highly liquid investments. Rather than being reinvested, a significant portion of the proceeds from maturities of these investments were used to finance capital projects and the investment in PSH Corp.

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

Capital Resources

The Company continues to invest in the expansion and general improvement of its facilities. The amount of capital expenditures, however, can materially change from year to year based on approved projects and the availability of working capital resources.

In addition to the Winston Tower and "Daytona USA"(R) projects described below, the Company's Board of Directors has approved expansion projects and general improvements with an estimated cost to complete of approximately $26.3 million at May 31, 1996. These projects consist primarily of additions and renovations to spectator capacity, administrative facilities, concession facilities and equipment. Management anticipates the completion of these projects within the next 24 months based on the availability of working capital resources.

In addition to the capital projects described above, the Company's Board of Directors approved two significant new capital expenditures in fiscal 1994 - an addition to the Winston Tower at the Daytona International Speedway and the development of a motorsports themed amusement complex at the Daytona facility to be called "Daytona USA"(R).

The Winston Tower addition will encompass additional grandstands and suites, as well as catering and concession facilities. Construction began in July 1995. The project is expected to be completed in the fall of 1996. The total estimated cost to complete this project is approximately $4.7 million.

"Daytona USA"(R) combines interactive mediums, theaters, historical memorabilia and exhibits to form a motorsports themed amusement complex. The complex opened to the public on July 5, 1996, and is located adjacent to the existing Visitors Center at Daytona International Speedway. As of May 31, 1996, remaining costs related to this project were approximately $3.0 million.

Total capital expenditures during the first nine months of fiscal 1996 increased approximately $14.7 million over the amount spent in the corresponding period of the prior year, primarily due to the Daytona USA (R) and Winston Tower projects, as described above.

Based on the Company's current liquidity, cash and investment positions, as well as the Company's unused lines of credit of approximately $16 million, management believes that its present capital resources are sufficient to meet anticipated financing requirements in fiscal 1996. In management's opinion, financing resources are available to provide sufficient liquidity for continuing operations.

Equity investments increased from August 31, 1995 as a result of the purchase by Facilities Investments, Inc., a newly formed wholly-owned subsidiary of the Company, of 200 shares of the common stock, representing 20% of the outstanding shares, of PSH Corp. for $14,975,000 in cash. Prior to March, 1996, PSH Corp. owned 85% of the outstanding shares of Penske Motorsports, Inc. Penske Motorsports, Inc. then owned 100% of the outstanding shares of Penske Speedway, Inc., which owned and operated Michigan International Speedway, owned approximately 85% of Nazareth Speedway in Pennsylvania, 2% of North Carolina Motor Speedway (Rockingham), 100% of a racing souvenir retailer called Motorsports International Corp., and 100% of The California Speedway Corporation, which is constructing the California Speedway on 460 acres of land near Ontario, California.

The Company's investment in PSH Corp. exceeded its share of the underlying net assets of PSH Corp. by approximately $7.3 million. The excess is being amortized into expense by decreasing the equity in income of equity investments using the straight-line method over twenty years. The amount amortized for the three months and nine months ended May 31, 1996, was approximately $92,000 and $184,000 respectively.

In March 1996, Penske Motorsports, Inc. (PMI) effected a recapitalization resulting in PMI ownership of 100% of the outstanding shares of Michigan International Speedway, Inc. (MIS) (f/k/a Penske Speedway, Inc.),
Pennsylvania International Raceway, Inc., The California Speedway Corporation, Motorsports International Corp., Competition Tire West, Inc. and Competition Tire South, Inc. MIS owns 2% of North Carolina Motor Speedway. Also pursuant to the recapitalization, Kaiser Ventures' preferred stock was automatically converted into shares of PMI common stock. After giving effect to the foregoing transactions, but prior to the commencement of the offering described below, the effective beneficial ownership of the common stock of PMI by PSH Corp. was 84.1%.

Subsequent to the recapitalization, PMI completed an initial public offering
(IPO) by issuing 3,737,500 shares of common stock at a price to the public of $24 per share. The proceeds to PMI, after underwriting discounts and commissions, were approximately $83.1 million. After PMI's IPO, PSH Corp. owns approximately 59.9% of PMI. As a result of the IPO, in the quarter ending May 31, 1996 the Company recorded an increase in its investment in PSH Corp. of approximately $7.6 million, and recorded corresponding increases in deferred income taxes and capital in excess of par value of approximately $2.9 million and $4.7 million, respectively.

The increase in equity investments from August 31, 1995 was partially offset by the recognition of the Company's share of the current losses from operations of PSH Corp. and Watkins Glen International. The Company uses the equity method to account for its investments in PSH Corp. and Watkins Glen. Due to the seasonal concentration of racing events at the subsidiaries of PSH Corp. and at Watkins Glen, the results at May 31, 1996 are not indicative of the results to be expected for the year.

Income Taxes

The change in income taxes payable at May 31, 1996 as compared to August 31 and May 31, 1995, is due to the seasonal nature of the Company's business and the timing of estimated tax deposits.

The deferred income tax liability at May 31, 1996, increased from August 31, 1995 primarily as a result of differences between financial and tax accounting treatments relating to depreciation expense and the Company's equity investments.

Inflation

Management does not believe that inflation has had a material impact on operating costs and earnings of the Company. The Company has demonstrated the ability to appropriately adjust prices in reaction to changing costs and has aggressively pursued an ongoing cost improvement effort.

Results of Operations

Revenues

Admission income increased during the three months and nine months ended
May 31, 1996, as compared to the corresponding period of the prior year, primarily due to increased attendance and increases in certain ticket prices. Third quarter increases in attendance and related admissions income for events conducted at the Company's Darlington and Talladega facilities were partially offset by the rescheduling of a major motorcycle event at the Company's Daytona facility due to inclement weather.

Increased interest in motorsports is reflected in both live and broadcast audiences. This continued interest has enabled the Company to successfully negotiate favorable current year contracts for broadcast rights, promotional fees and advertising. The combined effect of these contracts accounted for over three-quarters of the increase in motorsports related income for both the three months and nine months ended May 31, 1996, as compared to the same periods of the preceding year. The remaining increase in motorsports related income for the three months and nine months ended May 31, 1996, as compared to the prior year, is due primarily to increases in parking and rentals of the Company's hospitality facilities in the current year and is partially offset by a decline in royalty revenues from the Company's trademark license to a single licensee whose home entertainment products are in the later stages of the product life cycle.

During the three months and nine months ended May 31, 1996, Americrown Service Corporation continued to expand its operations by providing food and beverage services at outdoor sporting events and entertainment activities unrelated to motorsports events conducted by International Speedway Corporation. The revenue generated by these new business opportunities accounted for over two-thirds of the increase in food, beverage and souvenir income for the three-month and nine-month periods ended May 31, 1996, respectively, as compared to the corresponding periods of the prior year. The remaining increase in food, beverage and souvenir income for the three months and nine months ended May 31, 1996, as compared to the three months and nine months ended May 31, 1995, is attributed to increased attendance at motorsports events conducted by International Speedway Corporation and increases in certain prices.

The motorsports industry generates significant revenue each year from the promotion, sponsorship and advertising of various companies and their products. General economic conditions and government regulation can adversely impact the availability to motorsports of promotion, sponsorship and advertising revenue. In August 1995, the U. S. Food and Drug Administration ("FDA") announced proposed regulations that, if implemented, could potentially restrict tobacco industry sponsorship of sporting events. Revenue generated by tobacco industry sponsorship of the Company's events accounted for less than 3% and 5% of motorsports related income for the three-month and nine-month periods ended May 31, 1996 and 1995, respectively.

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

Expenses

Standard NASCAR sanction agreements require a percentage of broadcast revenues be paid as prize money to participants in the events. As a result of increased broadcast revenues, the Company experienced a corresponding increase in prize money. This increased prize money, combined with increased point fund money, accounted for approximately three-quarters of the increase in prize and point fund monies and NASCAR sanction fees for the three-month and nine-month periods ended May 31, 1996, respectively, as compared to the corresponding periods of the prior year.

Motorsports related expenses, as a percentage of combined admissions and motorsports related income, remained relatively constant for the three months and nine months ended May 31, 1996 and 1995, respectively.

As food, beverage and souvenir income increases, the Company experiences increases in related expenses. Personnel related expenses, product costs and other fees associated with the expanded operations of Americrown Service Corporation accounted for approximately one-half of the increase in food, beverage and souvenir expenses for the three-month and nine-month periods ended May 31, 1996, as compared with the corresponding periods of the prior year. Personnel related expenses and product costs associated with the Company's ongoing food, beverage and souvenir operations accounted for the majority of the remaining increases during both of these periods.

General and administrative expenses, as a percentage of total operating revenues, remained relatively constant for the three months and nine months ended May 31, 1996 and 1995.

Because of the seasonal concentration of racing events, the results of operations for the three-month and nine-month periods ended May 31, 1996 and 1995 are not indicative of the results to be expected for the year.

Private Securities Litigation Reform Act of 1995 - Safe Harbor Statement

The Company makes "forward-looking statements" from time to time and desires to take advantage of the "safe harbor" which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements.

The statements contained in this report which are not historical facts are forward looking statements that involve various important risks and uncertainties, including but not limited to the Company's ability to maintain good working relationships with the sanctioning bodies for its events, corporate sponsorship and promotion, competition, governmental agencies and proposed regulations, the financial impact of poor weather conditions at the Company's events and those other risks and factors disclosed in the Company's securities filings.

           Review Report of Independent Certified Public Accountants


The Board of Directors
International Speedway Corporation

We have reviewed the accompanying condensed consolidated balance sheet of International Speedway Corporation as of May 31, 1996, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended May 31, 1996 and 1995, and the condensed consolidated statements of shareholders' equity and cash flows for the nine-month periods ended May 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


Jacksonville, Florida
July 5, 1996

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





                                      INTERNATIONAL SPEEDWAY CORPORATION
                                                  (Registrant)


Date    July 11, 1996                   /s/ James C. France
                                      _____________________________________
                                       James C. France, President

Date    July 11, 1996                   /s/ Susan G. Schandel
                                      _____________________________________
                                       Susan G. Schandel,
                                         Chief Financial Officer