Form 10-K405
period 1996-08-31
INTERNATIONAL SPEEDWAY CORP
filed 1996-11-26
CIK 51548

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549
(Mark One)
[x]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934   [FEE REQUIRED]
For the fiscal year ended August 31, 1996
                                    OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934   [NO FEE REQUIRED]
For the transition period from                    to

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

Securities registered pursuant to
Section 12 (g) of the Act:                       Common Stock - $.10 par value
          Class A Common Stock - $.01 par value
          Class B Common Stock - $.01 par value
                                                       (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of October 31, 1996 was $307,770,570 based upon the average bid/ask quotation for that date and the assumption that all directors and officers of the Company, and their families, are affiliates. At October 31, 1996, [prior to the Recapitalization and the effectiveness of the Company's registration statement on Form S-3 for 4,000,000 shares of Class A Common Stock] 2,294,926 shares of Common Stock, $.10 par value per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.  - NONE -

UNLESS OTHERWISE INDICATED, (I) ALL SHARE AND PER SHARE DATA HAS BEEN RETROACTIVELY ADJUSTED TO GIVE EFFECT TO A RECAPITALIZATION
AND RELATED STOCK SPLIT WHICH BECAME EFFECTIVE CONCURRENTLY WITH THE COMPANY'S OFFERING AS DESCRIBED IN "THE RECAPITALIZATION," AND (II) A REFERENCE TO A "FISCAL" YEAR MEANS THE TWELVE MONTHS ENDED AUGUST 31 OF SUCH YEAR. THE COMPANY WILL CHANGE ITS FISCAL YEAR-END TO NOVEMBER 30 EFFECTIVE DECEMBER 1, 1996.

                                  PART I
ITEM 1.  BUSINESS

GENERAL

   The Company is a leading promoter of motorsports activities in the United States. The Company owns and operates three of the nation's premier superspeedways--Daytona International Speedway in Florida, home of the Daytona 500, widely recognized as the most prestigious stock car race in the world; Talladega Superspeedway in Alabama, the fastest stock car track; and Darlington Raceway in South Carolina, the first stock car superspeedway. The Company also operates Tucson Raceway Park in Arizona, owns a 50% interest in the Watkins Glen International road course in New York, and holds a 12% interest in Penske Motorsports, Inc., which owns and operates Michigan International Speedway and Pennsylvania's Nazareth Speedway and is constructing The California Speedway near Los Angeles. In July 1996, the Company opened DAYTONA USA--The Ultimate Motorsports Attraction, a motorsports themed-entertainment complex that includes interactive media, theaters, historical memorabilia and exhibits.

   The Company, including Watkins Glen, currently promotes over 70 stock car, sports car, truck, motorcycle and other racing events annually, including seven Winston Cup races, five Busch Grand National races, the premier sports car endurance event in the United States (the Rolex 24 at Daytona) and a number of prestigious motorcycle races. In fiscal 1996, NASCAR-sanctioned races at the Company's facilities accounted for approximately 78.3% of the Company's total revenues. Based on statistics developed by Goodyear, spectator attendance at NASCAR's Winston Cup and Busch Grand National events increased at compound annual growth rates of 15.1% and 17.3%, respectively, from 1993 to 1995. Moreover, each of CBS, ABC, ESPN, TBS and TNN has recently experienced increased ratings for its televised NASCAR Winston Cup events. Attracted by these increases in spectators and ratings, leading consumer product and manufacturing companies have expanded their participation in the motorsports industry. The Company's major sponsors include Pepsi, Anheuser Busch, Sears, Winston, Gatorade, Pontiac, Ford, Chevrolet, Goodyear, DuPont and Rolex.

THE OFFERING

   On November 4, 1996 the Company sold 4,000,000 shares of its newly created Class A Common Stock (see "The Recapitalization") in an underwritten public offering. The price to the public was $20 per share. The net proceeds to the Company from the sale of the stock sold by the Company in the Offering are estimated to be approximately $74.5 million, after deduction of underwriting discounts and commissions and estimated expenses of the Offering. The Company intends to use approximately $26.8 million of such net proceeds to fund the completion of certain additions and improvements to the Company's motorsports facilities, including additional suites and grandstand seating at Daytona International Speedway, Talladega Superspeedway and Darlington Raceway. Approximately $8.0 million of the net proceeds of this Offering will be used to repay borrowings incurred under one of the Company's lines of credit in September 1996 to fund the Company's acquisition of properties in close proximity to Daytona International Speedway. The approximately $39.7 million of remaining net proceeds will be used for working capital and other general corporate purposes, including potential acquisitions and continued improvements to and expansion of the Company's operations. However, the Company does not currently have any understanding or arrangement regarding any potential acquisition. Pending such uses, the Company intends to invest the net proceeds of the Offering in money market funds or other interest-bearing obligations.

OPERATING STRATEGY

   Key elements of the Company's general operating strategy emphasize (i) senior management's long-standing involvement with the development and growth of the motorsports industry, (ii) ongoing capital improvements and other efforts designed to maximize race spectators' total entertainment experience, (iii) marketing programs targeting both corporate customers and consumers, (iv) the development of long-term relationships with sponsors, and (v) the use of media to increase awareness of the Company's major racing events and the motorsports industry.

   LONG-TERM PERSPECTIVE OF MOTORSPORTS INDUSTRY. Members of the France family have been involved in senior management positions with the Company since its formation in 1953. In addition, the France family has been instrumental in the development of the nation's motorsports industry through their organization and control of NASCAR. The Company believes that senior management's extensive network of contacts in the motorsports industry, as well as the Company's reputation as a long-term steward for the sport, frequently enhance the Company's ability to learn of and pursue new market and other growth opportunities. The Company also believes that the France family's long-standing involvement with the Company has provided a number of other significant competitive advantages, including a reduced risk of disruption in the Company's operating policies and long-range strategies, which in turn provides an assurance of continuity to employees, sponsors, sanctioning bodies and other entities that enter into commitments or relationships with the Company. Moreover, the experience and expertise of the Company and its senior management team extend beyond stock car racing to a wide variety of other motorsports disciplines, including sports cars and motorcycles.

   COMMITMENT TO CUSTOMER SATISFACTION. The Company believes that its growth has to a significant degree resulted from its emphasis on enhancing race spectators' total entertainment experience. The Company continually strives to increase the comfort, view and amenities offered to race spectators, which management believes serves to maximize customer loyalty. To that end, the Company has in recent years engaged in a series of capital improvements, including the construction of additional permanent grandstand seating, new luxury suites, innovative corporate entertainment facilities and a number of improvements to food and beverage concession, restroom and other customer convenience facilities. The fiscal 1996 capital expenditures attributable to such improvement projects totaled approximately $12.7 million. The Company's efforts to improve customer satisfaction have also included the hiring of an event coordinator responsible for upgrading the performance of the Company's temporary event personnel, as well as the establishment of Americrown, the Company's concessions and catering subsidiary.

   EMPHASIS ON MARKETING. Management believes that it is important to market the Company's scheduled racing events to both corporate customers and consumers. The Company's marketing and promotional activities include the direct solicitation of prospective event sponsors and other corporate sponsors by the Company's Vice President-Marketing, other executive officers, members of the Company's seven-person marketing staff and marketing personnel at each of the Company's superspeedways. Sponsorship-related marketing opportunities for a typical race event include luxury suite rentals, block ticket sales, Company-catered hospitality, and souvenir race program and track signage advertising. The Company also markets its events by offering tours of its facilities, advertising on television and radio, conducting direct mail campaigns and staging a wide variety of pre-race promotional activities. Moreover, the DAYTONA USA entertainment complex and the Company's computer and video game, apparel and other merchandise licenses are intended in part to increase the awareness and popularity of motorsports with younger spectators and thereby ensure a foundation for future growth.

   DEVELOPMENT OF STRATEGIC ALLIANCES WITH SPONSORS. Management believes that the promotional and advertising expenditures of major sponsors provide the Company with a wide variety of indirect marketing and other benefits. Accordingly, the Company devotes significant resources to developing long-term relationships with leading consumer products and manufacturing companies. Although the identities of sponsors and the terms of sponsorships change from time to time, principal Company sponsors currently include Pepsi, Anheuser Busch, Winston, Sears and Rolex. Some contracts allow the sponsor to name a particular racing event, as in the "Diehard 500" and the "Pepsi 400." Other consideration ranges from official car designation to advertising and promotional rights in the sponsor's product category. Management believes that the commitments of Ford, DuPont, Gatorade, Goodyear, STP, Pontiac, Chevrolet, Circuit City and others as founding sponsors for the Company's DAYTONA USA entertainment complex demonstrate the opportunities for strategic alliances available to the Company in today's competitive marketing environment.

   UTILIZATION OF MEDIA TO MAXIMIZE EXPOSURE. The Company negotiates directly with network and cable television companies for live coverage on all of its races except NASCAR's Craftsman Truck Series. All of the Company's Winston Cup and Busch Grand National races are televised on CBS, ESPN, TBS and TNN, and management intends to seek similar arrangements for other racing events when opportunities arise. The Company also produces and syndicates its Winston Cup, Busch Grand National and Craftsman Truck series races, as well as other races promoted by the Company or third parties, over MRN Radio, its proprietary motor racing network. MRN Radio programs are currently carried by more than 400 radio stations. Management also seeks to increase the visibility of its racing events and facilities through local and regional media interaction.

GROWTH STRATEGY

   The Company intends to increase its revenues and profitability by capitalizing on both its existing competitive strengths and the growth and popularity of motorsports generally. Key components of this growth strategy are as follows:

   EXPAND EXISTING FACILITIES. Management believes that the spectator demand for its largest events continues to exceed existing seating capacity. Accordingly, the Company plans to continue its expansion by adding permanent grandstand seating and luxury suites at each of its superspeedways. During fiscal 1997, the Company expects to (i) complete its pending addition to Daytona International Speedway's Winston Tower, which will add 15 new luxury suites seating approximately 360 spectators and approximately 1,350 premium-level grandstand seats, (ii) complete construction of approximately 12,500 additional grandstand seats on Daytona International Speedway's backstretch, (iii) add 10 additional suites and approximately 6,500 grandstand seats at Talladega Superspeedway, and
(iv) add approximately 7,900 grandstand seats at Darlington Raceway. These expansion projects are expected to require an aggregate of approximately $22.0 million of capital expenditures during the 15 months ending November 30, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." In the long term, the Company intends to continue to expand each of its superspeedways based upon customer demand and available capital.

   CAPITALIZE ON "DAYTONA" FRANCHISE. Management believes that the Daytona International Speedway enjoys international brand name recognition as a result of its association with the sport's history and development, the prestige and caliber of the Daytona 500 and other racing events held at the track, as well as the generally greater speeds resulting from its length and unique, high banked tri-oval configuration, all of which provide a significant competitive advantage. In addition, Daytona International Speedway's landmark position as the "World Center of Racing" is supported by serving as venue for racing events in a wide variety of motorsports races held on nine different weekends, including (i) the supercross, vintage, road race and other motorcycle events held in conjunction with Daytona's annual Camel Motorcycle Week, (ii) the IMSA sports car endurance races hosted by the Company, including the Rolex 24 at Daytona, and (iii) the season opener for the IROC series, in which a selected field of 12 drivers from different motorsports disciplines compete in equally prepared Pontiac Firebird Trans-Ams.

   The Company has recently initiated a number of projects to capitalize on Daytona's prestige and brand name recognition. In July 1996, the Company opened DAYTONA USA--The Ultimate Motorsports Attraction. This approximately $20.0 million entertainment complex includes interactive media, theaters, historical memorabilia and exhibits. Management believes that this complex will be able to capitalize on the year-round tourism generated by Disney World and other Central Florida attractions, thereby (i) increasing the usage of the Company's Daytona facility, (ii) expanding the Company's concessions, track tour and souvenir sales, and (iii) providing greater visibility for the Company's business and motorsports generally, which in turn is expected to increase spectator interest. Management also believes that the Company's relationships with DAYTONA USA's founding sponsors will provide a springboard to expanded strategic alliances in the future. Other examples of the Company's ability to take advantage of its brand recognition include Sega Corp.'s popular DAYTONA USA video arcade and CD ROM computer race games, which have generated both royalty fees and increased consumer awareness of the Company's motorsports activities, particularly among the youth market.

   INCREASE TELEVISION REVENUES. Motorsports are experiencing significant growth in television viewership. According to USA Today, the 1995 Winston Cup races televised by CBS, ABC, ESPN, TBS, and TNN reflected ratings increases of 15%, 16%, 22%, 25% and 28%, respectively. Moreover, according to Nielsen, the Company's Daytona 500 and Winston Select 500 racing events had the highest Winston Cup network and cable television ratings, respectively, in 1995 with the Daytona 500 reaching almost 7.5 million households. This significant growth in viewership, together with unique market conditions that favor prestigious "content" providers, is expected to result in higher broadcast rights fees from television networks in the near future. The Company recently signed an agreement with CBS with respect to the television broadcast rights for the 1997 Diehard 500, as well as the Busch Clash of '97, Gatorade 125's, Daytona 500 and Busch Grand National race to be held in the 1997 Speedweeks. In addition, the Company has an agreement with ESPN to televise each of the Company's other 1997 Winston Cup events, as well as the February 1997 Speedweeks events not being televised by CBS, including the season openers for the NASCAR Goody's Dash and ARCA Bondo/Mar-Hyde Supercar series. Moreover, although a definitive contract has not been executed, the Company has an agreement in principle with CBS to broadcast the Daytona 500, the 300 mile Busch Grand National race held during Speedweeks, the Pepsi 400, the Busch Clash and the Gatorade 125's from 1998 through 2001. The Company also has an agreement in principle with ESPN to broadcast five Winston Cup races, four Busch Grand National races and one ARCA race to be promoted by the Company from 1998 through 2001.

   ACQUIRE OR DEVELOP ADDITIONAL MOTORSPORTS FACILITIES. The Company also intends to pursue growth through the acquisition and/or development of motorsports facilities as appropriate opportunities arise. Management believes that the Company's November 1995 investment in Penske Motorsports exemplifies the Company's commitment to increasing its motorsports presence. In addition, the Company recently engaged an independent sports facility consultant to assist the Company with feasibility analyses and management's contemplated exploration of public/ private partnerships, all of which activities are intended to lead to the development of one or more motorsports facilities in new markets. Moreover, senior management personnel regularly review acquisition prospects that would augment or complement the Company's existing operations or otherwise offer significant growth opportunities. However, there can be no assurance that suitable candidates will be available or, because of competition from other potential purchasers or other business reasons, that the Company will be able to consummate acquisitions of additional motorsports facilities on satisfactory terms. At the present time, the Company does not have any arrangement or understanding with respect to any acquisition transactions or the financing thereof.

   EXPAND USE OF EXISTING RESOURCES AND FACILITIES. The Company believes that it will be able to expand the use of its facilities and resources by providing outsourcing services to other promoters of large sports and entertainment events. For example, the Company has been able to capitalize on Americrown's large fleet of mobile food service equipment by providing concessions and catering for a number of unaffiliated, outdoor sporting events in the southeastern United States, including several LPGA golf tournaments and the Indy 200 held at Disney World. Management intends to take similar advantage of its extensive network of event personnel, including supervisory, security, gate admission and other employees, by offering turnkey temporary employee services to third party promoters. In addition, the Company will continue to seek revenue-producing uses for the Company's track facilities on days not committed to racing events. Such other uses may include car shows, auto fairs, driving schools, vehicle testing and settings for television commercials, print advertisements and motion pictures.

OPERATIONS

   The Company's operations consist principally of racing events at its four tracks. The Company also owns a 50% interest in Watkins Glen and a 12% interest in Penske Motorsports. In addition, the Company owns and operates the DAYTONA USA entertainment complex, provides catering and concession services to third parties and operates the MRN Radio network.

   Approximately $75 million, or 78.3%, of the Company's fiscal 1996 revenues were attributable to NASCAR-sanctioned races at the Company's facilities, including applicable admissions, luxury suite rental, sponsorship, television and MRN Radio broadcast, food and beverage concession and catering, souvenir, advertising and other revenues. Winston Cup and Busch Grand National races accounted for approximately 84.5% and 11.7%, respectively, of such fiscal 1996 NASCAR-sanctioned race event revenues, with the approximately 3.8% balance attributable to Craftsman Truck, Goody's Dash and other NASCAR racing series. The Company's fiscal 1996 revenues that were not attributable to NASCAR-sanctioned races at the Company's facilities were derived from a number of various sources, including (i) admission and luxury suite rental revenue from racing events sanctioned by bodies other than NASCAR, (ii) broadcast and sponsorship fees for such non-NASCAR racing events, (iii) MRN Radio's revenues from the sale of advertising and rights fees paid by broadcast affiliates with respect to events other than NASCAR-sanctioned races at the Company's facilities, (iv) Americrown's catering and concession revenues for the Company's non-NASCAR racing events, as well as unaffiliated sporting events, (v) admissions and sponsorship fees attributable to DAYTONA USA, and (vi) other revenues unrelated to racing events such as hangar rentals and gas sales at the Talladega Municipal Airport. None of foregoing non-NASCAR revenue sources accounted for over 5% of the Company's fiscal 1996 revenues.

RACING EVENTS

   The 1996 race schedule for the Company and Watkins Glen, its 50%-owned subsidiary, includes eight Winston Cup races (including the Busch Clash of '96 all star event), five Busch Grand National races and various other NASCAR races and events. In addition, the Company promotes a number of other stock car, sports car, motorcycle and go-kart racing events, including events sanctioned by IMSA, ARCA, USAC, SCCA, AMA, WKA, the Championship Cup Series ("CCS"), the American Historic Racing Motorcycle Association ("AHRMA") and the Sportscar Vintage Racing Association ("SVRA"). The 1996 racing schedule for events promoted by the Company and Watkins Glen is as follows:

                                                               SANCTIONING
        DATE                         EVENT                        BODY             TRACK
----------------------------------------------------------------------------------------------
         February 2                     90-Minute Endurance             IMSA           Daytona
                                               Championship
       February 3-4                     Rolex 24 at Daytona             IMSA           Daytona
        February 10            Busch Pole Day (Daytona 500)           NASCAR           Daytona
        February 11                      Busch Clash of '96           NASCAR           Daytona
                                           Daytona ARCA 200             ARCA           Daytona
        February 15                          Gatorade 125's           NASCAR           Daytona
        February 16                         Daytona USA 200           NASCAR           Daytona
                                True Value Firebird IROC XX           NASCAR           Daytona
        February 17             Goody's Headache Powder 300           NASCAR           Daytona
        February 18                             Daytona 500           NASCAR           Daytona
          March 1-3                        CCS/NASB Weekend              CCS           Daytona
          March 4-5                           Classics Days            AHRMA           Daytona
            March 8                    750 Supersport Final              AMA           Daytona
                                  BMW Battle of the Legends            AHRMA           Daytona
                             International Lightweight 100K              AMA           Daytona
            March 9             Daytona Supercross by Honda              AMA           Daytona
           March 10            600 Supersport International              AMA           Daytona
                                             Challenge 100K
                            Harley-Davidson Supertwin Final              AMA           Daytona
                                        Daytona 200 By Arai              AMA           Daytona
           March 22          Busch Pole Day (TranSouth 400)           NASCAR        Darlington
           March 23                           Dura-Lube 200           NASCAR        Darlington
           March 24                 TranSouth Financial 400           NASCAR        Darlington
            April 6                           Opening Night           NASCAR            Tucson
           April 13                NASCAR Super Late Models           NASCAR            Tucson
           April 20                NASCAR Super Late Models           NASCAR            Tucson
           April 26      Toro Pole Day (Winston Select 500)           NASCAR         Talladega
           April 27                NASCAR Super Late Models           NASCAR            Tucson
                                          Mountain Dew 500K             ARCA         Talladega
                                True Value Firebird IROC XX           NASCAR         Talladega
           April 28                      Winston Select 500           NASCAR         Talladega
              May 4                NASCAR Super Late Models           NASCAR            Tucson
                                     SCCA National/Regional             SCCA           Daytona
              May 5                  SCCA National/Regional             SCCA           Daytona
             May 11                NASCAR Super Late Models           NASCAR            Tucson
             May 18                NASCAR Super Late Models           NASCAR            Tucson
          May 24-26                      SCCA Glen Regional             SCCA      Watkins Glen
             May 25                                NAPA 200           NASCAR            Tucson
             June 1                NASCAR Super Late Models           NASCAR            Tucson
             June 8                NASCAR Super Late Models           NASCAR            Tucson
                              3-Hour Endurance Championship             IMSA      Watkins Glen
             June 9       Auto Palace Challenge at the Glen             IMSA      Watkins Glen
                                    First Union of the Glen             IMSA      Watkins Glen
                                        Presented by Acxiom
            June 15                           Valvoline 200           NASCAR            Tucson
            June 22                NASCAR Super Late Models           NASCAR            Tucson
         June 28-30                       Formula Ford 2000        SCCA/USAC      Watkins Glen
                                               Barber-Dodge             SCCA      Watkins Glen
                                                  Lysol 200           NASCAR      Watkins Glen
            June 29                   4th of July Fireworks           NASCAR            Tucson
             July 4              Busch Pole Day (Pepsi 400)           NASCAR           Daytona
             July 6                               Pepsi 400           NASCAR           Daytona
                                 NASCAR Limited Late Models           NASCAR            Tucson
            July 13                  Larry Branden Memorial           NASCAR            Tucson
         July 13-14                     Glen U.S. Nationals             SCCA      Watkins Glen
            July 20                NASCAR Super Late Models           NASCAR            Tucson
            July 26            Dixie Cups & Plates Pole Day           NASCAR         Talladega
                                              (DieHard 500)
            July 27              Humminbird Fishfinder 500K           NASCAR         Talladega
                                   NASCAR Super Late Models           NASCAR            Tucson
            July 28                             DieHard 500           NASCAR         Talladega
           August 3                NASCAR Super Late Models           NASCAR            Tucson
           August 9                      RCA Qualifying Day           NASCAR      Watkins Glen
                                          (Bud at the Glen)
          August 10                             Winston 100           NASCAR            Tucson
                                 Serengeti Eyewear Trans-Am             SCCA      Watkins Glen
                                        Burnham Boilers 150           NASCAR      Watkins Glen
          August 11                         Bud at the Glen           NASCAR      Watkins Glen
          August 17                           SCCA Regional             SCCA           Daytona
                                   NASCAR Super Late Models           NASCAR            Tucson
          August 18                           SCCA Regional             SCCA           Daytona
       August 23-25                    SCCA World Challenge             SCCA      Watkins Glen
                                           Watkins Glen 100           NASCAR      Watkins Glen
                                          Parts America 150           NASCAR      Watkins Glen
          August 24                     Troy Rouse Memorial           NASCAR            Tucson
          August 30            Busch Pole Day (Mountain Dew           NASCAR        Darlington
                                              Southern 500)
          August 31              Dura-Lube 200 Presented by           NASCAR        Darlington
                                                   AutoZone
                                   NASCAR Super Late Models           NASCAR            Tucson
        September 1               Mountain Dew Southern 500           NASCAR        Darlington
      September 6-8           Zippo U.S. Vintage Grand Prix             SVRA      Watkins Glen
        September 7                NASCAR Super Late Models           NASCAR            Tucson
       September 14                NASCAR Super Late Models           NASCAR            Tucson
       September 21                              Tucson 125           NASCAR            Tucson
       September 28                NASCAR Super Late Models           NASCAR            Tucson
          October 5           3-Hour Endurance Championship             IMSA           Daytona
                                               Bud Shootout           NASCAR            Tucson
          October 6           3-Hour IMSA Finale at Daytona             IMSA           Daytona
      October 17-20                        Fall Cycle Scene              CCS           Daytona
     December 26-30           WKA Enduro World Championship              WKA           Daytona

   Racing events compete not only with other sports and other recreational events scheduled at the same dates, but with other racing events sanctioned by various racing bodies such as NASCAR, CART, USAC, SCCA, IMSA, ARCA and others. Racing events sanctioned by different organizations are often held on the same dates at separate tracks. Management believes that the type and caliber of promoted racing events, facility location, sight lines, pricing and level of customer conveniences are the principal factors that distinguish competing motorsports facilities.

   PENSKE MOTORSPORTS

   The Company indirectly holds an approximately 12% equity interest in Penske Motorsports, Inc., a publicly traded promoter and marketer of motorsports events. Penske Motorsports owns and operates Michigan International Speedway in Brooklyn, Michigan and Nazareth Speedway in Nazareth, Pennsylvania. Penske Motorsports is also constructing The California Speedway near Los Angeles, California, which is expected to be completed in the 1997 racing season. Major racing events promoted by Penske Motorsports in 1996 include two Winston Cup races, two Busch Grand National races, two Indy car races sanctioned by CART, two ARCA races, one Craftsman Truck race and one IROC race.

   The Company's ownership interest in Penske Motorsports, Inc., derives from its 20% interest in PSH Corp., the recordholder of approximately 60% of the outstanding common stock of Penske Motorsports and an 80%-owned subsidiary of the privately held Penske Corporation. See Note 2 of the Notes to the Company's Consolidated Financial Statements for additional information with respect to this equity investment.

   Although two of the Company's directors also serve on the board of directors of Penske Motorsports, the Company does not control Penske Motorsports.
Although two of the Company's directors also serve on the Board of Penske Motorsports, the Company does not control Penske Motorsports. Pursuant to the Investment and Development Agreement, dated as of November 22, 1995, as amended, between the Company and Penske Corporation, as long as PSH Corp. owns a majority of the issued and outstanding voting stock of Penske Motorsports, the Company is permitted to designate a percentage of the members of the Board of Directors of each of Penske Motorsports and certain of its subsidiaries equal to the greater of (i) 20.0% or (ii) the percentage of stock ownership of ISC in PSH Corp. as adjusted to reflect changes in such percentage; provided, however, that the Company may designate at least two such persons to each such Board so long as the Company owns at least 10.0% of the outstanding Common Stock of PSH Corp., and one person to each such Board so long as the Company owns at least 2.0% of the outstanding Common Stock of PSH Corp. Messrs. France and Combs are the current Company designees for each such Board. As long as the Company is permitted to have at least two designees to a Board, at least one designee shall serve on any executive or similar committee that may be created by the applicable Board. If PSH Corp. no longer owns a majority of the issued and outstanding voting stock of Penske Motorsports, the foregoing obligations of Penske Corporation are to be met on a "best efforts" basis.

     Pursuant to the Shareholders Agreement, dated as of November 22, 1995, as amended, among Penske Performance, Inc., Facility Investments, Inc., and PSH Corp., if either Penske Performance, Inc. or Facility Investments, Inc. desires to transfer any shares of capital stock of PSH Corp. to an unrelated third party, it first must offer such shares to the other shareholder on the same terms and conditions as the proposed transfer. Pursuant to the Shareholders Agreement, also dated as of November 22, 1995, as amended, among PSH Corp., Kaiser Resources, Inc. and Penske Motorsports, Inc., if Kaiser desires to transfer any of the shares of PMI it owns for consideration to an unrelated party, Kaiser must offer such shares on the same terms and conditions as the proposed transfer, first to the Company and if the Company elects not to purchase such shares, then to PSH Corp.

   DAYTONA USA

   On July 5, 1996, the Company opened DAYTONA USA--The Ultimate Motorsports Attraction. This motorsports-themed entertainment complex is located in an approximately 50,000-square foot facility adjacent to the existing "World Center of Racing" Visitors Center at Daytona International Speedway. DAYTONA USA includes (i) a walk-through replica of Daytona International Speedway's famed twin tunnels, (ii) the Goodyear Heritage of Daytona historical exhibits and memorabilia, including Malcolm Campbell's original Bluebird V (the car which set the world land speed record on the hard-packed sand of Daytona Beach in 1935), a replica of the Daytona Beach gas station which "Big Bill" France once owned, and a display featuring the Daytona Speedway's role in the 1989 filming of "Days of Thunder" with Tom Cruise, (iii) the Goodyear Great Moments Theater, which includes a CBS television presentation of highlights from past Daytona 500 races, (iv) a Heroes of the Track video presentation that features the biggest names in racing, including Richard Petty, Dale Earnhardt, Bill Elliott, Rusty Wallace and Darrell Waltrip, (v) interactive displays such as the General Motors Trilon Trivia Tower computer trivia game and "You Broadcast the Race," where visitors can obtain tapes of their own broadcasting of an exciting race finish,
(vi) DuPont's Technology of Speed, featuring a race car that comes apart vertically, revealing first the fiberglass skin, then the steel frame and finally the chassis and motor, (vii) Ford's 16-Second Pit Stop Challenge, in which audience members participate in a simulated pit stop that tests how fast they can change tires, pump gas and clean windshields on a real race car, and
(viii) Pepsi Theatre's "The Daytona 500," a film that utilizes a screen 55 feet wide and 26 feet tall and unique video and sound technologies designed to provide viewers with a virtual racing experience.

   Adjoining DAYTONA USA are (i) Sega Speedway, a high tech arcade using state of the art video technology and computerized, "virtual" racing simulators, (ii) Pit Shop, which sells DAYTONA USA, Daytona International Speedway, NASCAR and race team clothing, books, collectibles and souvenirs, (iii) the Fourth Turn Grill concessions facility, and (iv) Western Auto's Speedway Tours, a tram tour of the Speedway's garage area, pit road and high banked track. Management believes that DAYTONA USA and these adjoining attractions appeal to individual tourists, tour groups, conventions and the Company's corporate sponsors.

   AMERICROWN

   The Company's Americrown subsidiary has conducted the food, beverage and souvenir concession operations at Daytona International Speedway and Talladega Superspeedway since September 1992 and at Darlington Raceway since 1989. Americrown is also responsible for providing catering services to corporate customers both in suites and entertainment chalets at the Company's superspeedway facilities. Americrown was initially formed to conduct concessions operations as part of the Company's ongoing efforts to enhance race spectators' total entertainment experience. Beginning in 1995, the Company expanded Americrown's operations to include food, beverage and other services at unaffiliated sporting events and thereby capitalize on Americrown's expertise and mobile concessions equipment. Americrown has provided catering and concession services for the Indy 200 held at Disney World, catering and concessions for LPGA golf tournaments held in Atlanta and Daytona Beach, and catering for events held at the Metro-Dade Homestead Motorsports Facility south of Miami.

   MRN RADIO

   The Company's proprietary MRN Radio network produces and syndicates Winston Cup, Busch Grand National and other races promoted by the Company and others. MRN Radio also produces daily and weekly NASCAR racing programs, as well as Ned Jarrett's "World of Racing" program. MRN Radio programs are currently carried by over 400 radio stations. The Company derives revenue from the sale of advertising on MRN Radio and rights fees paid by broadcast affiliates. In addition, management believes that MRN Radio enhances the Company through increased media exposure to an expanding radio audience.

   OTHER ACTIVITIES

   The Company from time to time uses its track facilities for car shows, auto fairs, vehicle testing and settings for television commercials, print advertisements and motion pictures. For example, Harley Davidson uses Talladega Superspeedway as a test facility for its motorcycles. The Company also operates Talladega Municipal Airport, which is located adjacent to the Talladega Superspeedway.

   As of August 31, 1996, the Company had approximately 315 full-time employees. The Company also engages a significant number of temporary personnel to assist during periods of peak attendance at its events. For example, the Daytona International Speedway engages approximately 1,500 persons during Speedweeks, some of whom are volunteers. None of the Company's employees are represented by a labor union. Management believes that the Company enjoys a good relationship with its employees.

ITEM 2.  PROPERTIES

MOTORSPORTS FACILITIES

   The following table sets forth the track name, location, approximate acreage and approximate track length of each of the Company's speedway facilities. The Company's superspeedways host three of the four events included in NASCAR's "Winston Select Million," a special promotion began in 1985 that pays $1,000,000 to any driver that wins three of the four specified races. The three events hosted by the Company are (i) the Daytona 500 at Daytona International Speedway, the most prestigious stock car racing facility, (ii) the Winston Select 500 at Talladega Superspeedway, the fastest stock car track, and (iii) the Mountain Dew Southern 500 at Darlington Raceway, the first stock car superspeedway.

                                                                 APPROXIMATE      APPROXIMATE
           TRACK NAME                       LOCATION               ACREAGE       TRACK LENGTH
-------------------------------- ---------------------------    --------------  ---------------
Daytona International Speedway    Daytona Beach, Florida              440          2.5 miles
Talladega Superspeedway ........  Talladega, Alabama                1,365          2.6 miles
Darlington Raceway .............  Darlington, South Carolina          230          1.3 miles
Tucson Raceway Park ............  Tucson, Arizona                      58           .4 miles
Watkins Glen International*  ...  Watkins Glen, New York            1,100          3.4 miles

-------------------
* Operated by the Company's 50%-owned subsidiary.

   DAYTONA INTERNATIONAL SPEEDWAY. Daytona International Speedway, together with the Company's current executive offices, are located on approximately 440 acres of leased land in Daytona Beach, Florida. The Company's lease with the Daytona Beach Racing and Recreational Authority expires in 2032, including renewal options. The Company also owns approximately 15 acres of property adjacent to the Daytona International Speedway. The Daytona International Speedway is a high banked, asphalt superspeedway which also includes a 3.6 mile road course. Management believes that this superspeedway, completed in 1959, includes a number of unique features that provide a significant competitive advantage, including (i) a tri-oval design which provides optimum viewing for race fans,
(ii) a twin tunnel underground entry system which offers easy access before and during events, and (iii) 31-degree banking which, when combined with the track's
2.5 mile length, permits exceptionally high lap speeds.

   At August 31, 1996, Daytona International Speedway had 109,688 grandstand seats, 23 suites (including air conditioned luxury sky boxes and Winston Tower suites that include access to hospitality areas) that include a total of 1,961 additional seats, and 30 "Paddock Club" suites that provide seating for 1,500 in Daytona's infield. During major events, the Company also uses a chalet village containing up to 73 hospitality tents that seat up to 9,600. As part of its ongoing expansion and improvement efforts, in July 1995 the Company began construction on an addition to its Winston Tower that will add 15 suites seating approximately 360 spectators, approximately 1,350 premium-level grandstand seats and catering and concession facilities. This project is expected to be completed by February 1997. In addition, the Company is currently engaged in constructing approximately 12,500 additional grandstand seats on Daytona's existing "backstretch," adding a sports club, expanding Daytona International's hospitality facilities and improving the track's "victory lane," pit and recreational vehicle areas.

   TALLADEGA SUPERSPEEDWAY. Talladega Superspeedway, which holds the record for the fastest lap speed attained in stock car racing, is a high banked, tri-oval track with an infield road course. The facility is located about 1.5 hours from Atlanta, Georgia and 45 minutes from Birmingham, Alabama. The track and related parking areas are located on approximately 1,365 acres owned by the Company, most of which is reserved for agricultural uses. The Company also owns an additional 115 acres of undeveloped property located immediately north of the entrance to the Talladega track. At August 31, 1996, the facility included 94,056 grandstand seats, 12 luxury suites containing an additional 960 seats, a Paddock Club Suite for up to 240 spectators, and 65 hospitality chalets providing seating for approximately 8,600. The facility also includes a 400-acre campground facility, the International Motorsports Hall of Fame, hospitality and souvenir villages, as well as ticket and administrative offices. Pending capital improvement projects at the Talladega Superspeedway include the construction of 10 suites, approximately 6,500 additional grandstand seats and certain other infrastructure improvements.

   DARLINGTON RACEWAY. Darlington Raceway, the first superspeedway to host a NASCAR-sanctioned race, is a high banked track located on approximately 230 acres owned by the Company. The Darlington facility includes the 1.3 mile track commonly known as "too tough to tame/registered trademark/," grandstands that seat 42,038 spectators, four luxury suites containing an additional 515 seats and 18 hospitality chalets providing seating for 3,800. Pending capital projects include the construction of approximately 7,900 additional grandstand seats and the reconfiguration of the track to "flip" the existing start/finish line and backstretch.

   TUCSON RACEWAY PARK. Tucson Raceway Park includes a progressively banked, 3/8 mile paved oval track, grandstands providing seating for approximately 5,400 spectators, a luxury suite and other spectator facilities located on part of the Pima County Fairgrounds. The Company's sublease with the fairground manager expires in 2013, including renewals. The Company has no current plans to expand this facility.

   WATKINS GLEN INTERNATIONAL. Watkins Glen International is a 3.4 mile road course track located on approximately 1,100 acres owned by Watkins Glen, which is 50%-owned by the Company. The grandstands at Watkins Glen International seat 33,221 spectators.

   OTHER FACILITIES. In addition to its motorsports facilities, the Company (i) owns concession facilities in Daytona Beach and in Talladega, (ii) leases real estate and office space in Talladega, and (iii) leases the property and premises at the Talladega Municipal Airport. The lease for the Company's Talladega business offices, located within the International Motorsports Hall of Fame, expires in 1997, including renewals. The Company's lease for the Talladega Municipal Airport expires in 2022, including renewals.

   The Company also owns a 67,000 square foot building located on approximately nine acres across International Speedway Boulevard from Daytona International Speedway. The Company is currently renovating this building, which will serve as its new corporate headquarters upon its expected Spring 1997 completion. At that time, the Company intends to consolidate the operating personnel of Daytona International Speedway, DAYTONA USA, MRN Radio and the Company's publications division in its existing headquarters building.

     In September 1996, the Company purchased approximately 14 acres of real property, including three buildings containing an aggregate of approximately 180,000 square feet, located in close proximity to Daytona International Speedway and the Company's new corporate headquarters facility. The purchase price was $8.0 million. Such buildings are currently leased to unaffiliated third parties.

     TRADEMARKS. The Company has various registered and common law trademark rights to "DAYTONA USA," the "Daytona 500," "Daytona International Speedway," "Talladega Superspeedway," "Darlington," "World Center of Racing" and related logos. The Company also has licenses from NASCAR, various drivers and other businesses to use names and logos for merchandising programs and product sales. Management's policy is to protect its intellectual property rights vigorously, through litigation if necessary, chiefly because of their proprietary value in merchandise and promotional sales.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation is likely to have a material adverse effect on the Company's financial condition or results of operations.

     On October 21, 1996, the Company's Americrown subsidiary was served with a Class Action Complaint filed in the Circuit Court of Talladega County, Alabama by Howard Padgett, Bill Lutz and Tommy Jones. The complaint was filed in September 1996 and alleges, among other things, that Americrown engaged in price-fixing activities in connection with the sale of racing souvenirs and merchandise at the Talladega Superspeedway. The complaint seeks at least $500 for each member of the class (persons buying racing souvenirs at Talladega Superspeedway since September 1992), but does not otherwise seek to recover compensatory or punitive damages of statutory attorneys' fees. Americrown disputes the allegations and intends to defend the action fully and vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to vote of security holders. However, the Board of Directors, on September 6,1996, and the holders of a majority of the outstanding shares of common stock of the Company, on September 26, 1996 by written consent in lieu of a meeting in accordance with the provisions of Section 607.0704 of the Florida Business Corporation Act, adopted Amended and Restated Articles of Incorporation ("Restated Articles") for the Company. Among other things, the Restated Articles (i) modified the Company's authorized capital stock to include
(x) 80 million shares of Class A Common Stock, par value $.01 per share (the "Class A Common Stock"), having 1/5th vote per share, (y) 40 million shares of Class B Common Stock, par value $.01 per share (the "Class B Common Stock"), having 1 vote per share, and (z) 1 million shares of "blank check" Preferred Stock, $.01 per share (the "Preferred Stock"), (ii) effected a recapitalization (the Recapitalization") pursuant to which all of the Company's currently outstanding shares of common stock, par value $.10 per share (the "Existing Common Stock"), was automatically converted, on a 15-for-one basis, into the newly authorized shares of Class B Common Stock, (iii) divided the Company's Board of Directors into three classes, each of which serves for different three-year periods, (iv) provide that special meetings of the shareholders may be called only by the Board of Directors or upon the written demand of the holders of not less than 50% of the votes entitled to be cast at a special meeting, and (v) established certain advance notice procedures for nomination of candidates for election as directors and for shareholder proposals to be considered at annual shareholders' meetings. No other vote of the Company's shareholders is required in connection with the adoption of the Restated Articles. Florida law does not provide rights of appraisal or similar rights of dissenters with respect to the Company's adoption of the Restated Articles.



                                  PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     At August 31, 1996 International Speedway Corporation had only one class of capital stock - common stock, $.10 par value per share held by 1,340 record holders as of August 31, 1996. This single class of common stock was traded on NASDAQ's Over-The-Counter Bulletin Board. The symbol on the stock was ISWY. [Subsequent to the Recapitalization described below and in connection with the Offering described earlier, this stock after the 15-for-one conversion began trading under the symbol ISCB, still on NASDAQ's Over-The-Counter Bulletin Board. The newly created Class A Common Stock trades on the NASDAQ National Market under the symbol ISCA.] The reported high and low bid prices [for pre-split shares] for each quarter during the two most recent fiscal years are as follows:


                                              FOR THE YEARS ENDED AUGUST 31
                                                 1995               1996
                                             HIGH     LOW       HIGH     LOW
   First Quarter  . . . . . . . . . . .    $102.50  $ 98.00   $250.00  $205.00
   Second Quarter . . . . . . . . . . .    $130.00  $102.50   $290.00  $185.00
   Third Quarter  . . . . . . . . . . .    $142.00  $130.00   $350.00  $250.00
   Fourth Quarter . . . . . . . . . . .    $210.00  $142.00   $290.00  $250.00

Quotations were obtained from the NASDAQ Bulletin Board. The quotations represent prices between dealers and do not include mark-up, mark-down or commission. These quotations do not necessarily represent actual transactions.

THE RECAPITALIZATION

     On November 4, 1996 the Company effected a recapitalization to modify its authorized capital to include one million shares of Preferred Stock, 80 million shares of Class A Common Stock and 40 million shares of Class B Common Stock. Pursuant to the recapitalization, all of the Company's previously outstanding shares of common stock were automatically converted, on a 15-for-one basis, into the newly authorized shares of Class B Common Stock. As a result, after the Recapitalization the Company has outstanding 4,000,000 shares of Class A Common Stock and 34,423,890 shares of Class B Common Stock. In addition, as part of the recapitalization the Company retired its then existing treasury stock effective August 31, 1996.

DIVIDENDS

     Dividends of $.70 per share and $.80 per share were declared in the third quarter and paid in the fourth quarter of fiscal years 1995 and 1996, respectively on the Common Stock - $.10 par value which existed at the time. Giving effect to the 15-1 split which occurred as a part of the Recapitalization would result in effective dividends of approximately 4.66 cents and 5.33 cents respectively on the post split shares.

ITEM 6. SELECTED FINANCIAL DATA

     For comparability, certain prior period results have been reclassified to conform to the presentation adopted in fiscal 1996. The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                                           YEAR ENDED AUGUST 31,(1)
                                                       --------------------------------------------------------------
                                                           1992         1993         1994         1995         1996
                                                       ----------- -----------  -----------   ----------    -----------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Revenues:
 Admissions, net ....................................   $ 29,423     $ 32,078      $ 36,935     $ 43,274     $ 50,140
 Motorsports related income .........................     15,341       16,557        18,764       24,033       27,433
 Food, beverage and souvenir income .................      6,048        9,515        12,291       14,442       17,505
 Other income .......................................      1,476        1,003           943          423          964
                                                        --------     --------      --------     --------     --------
  Total revenues ....................................     52,288       59,153        68,933       82,172       96,042
Expenses:
 Direct expenses:
     Prize and point fund monies and NASCAR sanction
      fees  .........................................      7,370        8,251         9,412       11,765       13,865
  Motorsports related expenses ......................     10,127       10,470        11,470       11,604       15,336
  Food, beverage and souvenir expenses ..............      2,759        4,775         7,867        8,107       10,278
 General and administrative expenses ................     11,816       13,046        14,307       18,202       20,930
 Depreciation .......................................      2,612        3,006         3,828        4,798        6,302
                                                        --------      --------      -------      -------      -------
  Total expenses ....................................     34,684       39,548        46,884       54,476       66,711
                                                        --------      -------       -------      -------      -------
Operating income ....................................     17,604       19,605        22,049       27,696       29,331
Interest income, net ................................        502          724           972        1,436          872
Equity in net income (loss) from equity investments          300          (27)          207          285        1,441
                                                        --------      -------       -------      -------      -------
Income before income taxes ..........................     18,406       20,302        23,228       29,417       31,644
Income taxes ........................................      6,712        7,827         8,662       11,054       11,963
                                                        --------      -------       -------      -------      -------
Income before cumulative effect of change in
  accounting principle ..............................     11,694       12,475        14,566       18,363       19,681
Cumulative effect of change in accounting principle           --          288            --           --           --
                                                        --------      --------      -------      -------      -------
Net income ..........................................    $11,694      $12,763       $14,566     $ 18,363     $ 19,681
                                                         =======      ========      =======     ========     ========
Earnings per share:
   Before cumulative effect of change in
    accounting principle  ...........................    $   .34      $   .36       $   .42     $    .53     $    .57
 Cumulative effect of change in accounting principle          --          .01            --           --           --
                                                         -------      -------       -------     --------     --------
Earnings per share ..................................    $   .34      $   .37       $   .42     $    .53     $    .57
                                                         =======      =======       =======     ========     ========
Dividends per share .................................    $   .03      $   .03       $   .04     $    .05     $    .05
BALANCE SHEET DATA (END OF PERIOD):
  Working capital (deficit) .........................    $13,301      $16,356       $11,839     $ 20,821     $ (6,751)
Total assets ........................................     67,540       78,487        96,401      119,571      152,791
Long-term debt ......................................      2,300           --            --           --           --
Total shareholders' equity ..........................     43,638       55,236        68,277       85,247      106,667

----------------------
(1) The Company will change its fiscal year-end to November 30 effective December 1, 1996. This will result in a three-month transition period commencing September 1, 1996 and ending November 30, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality and Quarterly Results."

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

   The Company derives revenues primarily from (i) admissions to racing events held at its motorsports facilities, (ii) revenue generated in conjunction with or as a result of motorsports events conducted at the Company's facilities, and
(iii) catering, concession and souvenir sales made during such events.

   "Admissions" revenue includes ticket sales for all of the Company's events, track tours and, since July 1996, DAYTONA USA. Admissions revenue for racing events is recorded upon completion of the related motorsports event.

   "Motorsports related income" includes television and radio broadcast rights fees, hospitality rentals (including luxury suites and chalets), promotion and sponsorship fees, track rentals, advertising revenues and royalties from licenses of the Company's trademarks. The Company negotiates directly with television and cable networks for coverage of substantially all of its televised motorsports events. The Company's revenues from corporate sponsorships are paid in accordance with negotiated contracts, with the identities of sponsors and the terms of sponsorship changing from time to time.

   "Food, beverage and souvenir income" includes revenues from concession stands, hospitality catering and direct sales of souvenirs, programs and other merchandise, as well as fees paid by third party vendors for the right to sell souvenir and concessions at the Company's facilities.

   Expenses include (i) prize and point fund monies and NASCAR sanction fees,
(ii) motorsports related expenses, which include costs of competition paid to sanctioning bodies other than NASCAR, labor, advertising and other expenses associated with the Company's promotion of its racing events, and (iii) food, beverage and souvenir expenses, consisting primarily of labor and costs of goods sold.

   The following table sets forth, for each of the indicated periods, certain selected income statement data as a percentage of total revenues:

                                                              YEAR ENDED AUGUST 31,
                                                         -------------------------------
                                                            1994       1995       1996
                                                         --------- ---------  ---------
Revenues:
 Admissions, net ......................................     53.6%      52.7%       52.2%
 Motorsports related income ...........................     27.2       29.2        28.6
 Food, beverage and souvenir income ...................     17.8       17.6        18.2
 Other income .........................................      1.4        0.5         1.0
                                                         --------- ---------  ---------
  Total revenues ......................................    100.0%     100.0%      100.0%
Expenses:
 Direct expenses:
  Prize and point fund monies and NASCAR sanction fees      13.7       14.3        14.4
  Motorsports related expenses ........................     16.6       14.1        16.0
  Food, beverage and souvenir expenses ................     11.4        9.9        10.7
 General and administrative expenses ..................     20.8       22.2        21.8
 Depreciation .........................................      5.5        5.8         6.6
                                                         --------- ---------  ---------
  Total expenses ......................................     68.0       66.3        69.5
                                                         --------- ---------  ---------
Operating income ......................................     32.0       33.7        30.5
Interest income, net ..................................      1.4        1.7         0.9
Equity in net income from equity investments  .........       .3         .3         1.5
                                                         --------- ---------  ---------
Income before income taxes ............................     33.7       35.7        32.9
Income taxes ..........................................     12.6       13.4        12.5
                                                         --------- ---------  ---------
Net income ............................................     21.1%      22.3%       20.5%
                                                         =========  ========= =========

COMPARISON OF FISCAL 1996 TO FISCAL 1995

   Admissions revenue increased approximately $6.9 million, or 15.9%, from fiscal 1995 to fiscal 1996. Approximately 75% of this increase was attributable to an increase in the Company's weighted average price of tickets sold. This increase was the result of general price increases and additional sales of premium seats. Increased attendance at the Company's racing events accounted for approximately 13% of the increase in admissions revenue. The remaining increase was attributable to DAYTONA USA. Management believes that the increases in weighted average price of tickets sold and admissions reflect the increasing popularity of motorsports and the Company's continued expansion in seating capacity at its facilities.

   Motorsports related income increased approximately $3.4 million, or 14.1%, from fiscal 1995 to fiscal 1996. This increase reflected an approximately $1.4 million increase in broadcast rights fees, an approximately $900,000 increase in promotion and sponsorship fees and an approximately $900,000 increase in hospitality rentals. This increase was partially offset by an approximately $800,000 decrease in royalties from the Company's trademark license to a single licensee.

   Food, beverage and souvenir income increased approximately $3.1 million, or 21.2%, from fiscal 1995 to fiscal 1996. Approximately $1.8 million of this increase was attributable to the expanded activities of Americrown Service Corporation ("Americrown") in providing food and beverage services at outdoor sporting events unrelated to the motorsports events promoted by the Company. The remainder of the increase was primarily attributable to increased attendance at the Company's racing events and, to a lesser extent, price increases.

   Prize and point fund monies and NASCAR sanction fees increased approximately $2.1 million, or 17.8%, from fiscal 1995 to fiscal 1996. Approximately 75% of this increase was due to increases in the prize and point fund monies paid by NASCAR to participants in the Company's motorsports events. This increase was primarily attributable to increases in the Company's broadcast revenues as standard NASCAR sanctioning agreements require that a specified percentage of broadcast revenues be paid as prize money.

   Motorsports related expenses increased approximately $3.7 million, or 32.2%, from fiscal 1995 to fiscal 1996, reflecting increased labor, advertising and other costs associated with the promotion of the Company's racing events. Motorsports related expenses as a percentage of combined admissions and motorsports related income increased from approximately 17.2% in fiscal 1995 to approximately 19.8% in fiscal 1996, which management attributes primarily to pre-opening expenses associated with DAYTONA USA, which was open for only two months in fiscal 1996, as well as the impact of inclement weather on the results from the Company's 1996 Camel Motorcycle Week events.

   Food, beverage and souvenir expenses increased approximately $2.7 million, or 26.8%, from fiscal 1995 to 1996, reflecting increases in labor, product costs and other expense items attributable to the Company's expanded concessions and catering operations. Food, beverage and souvenir expenses as a percentage of food, beverage and souvenir income increased from approximately 56.1% in fiscal 1995 to 58.7% in fiscal 1996, reflecting the lower margins associated with the expansion of Americrown's concessions and catering operations to third party events.

   General and administrative expenses increased approximately $2.7 million, or 15.0%, from fiscal 1995 to fiscal 1996. The increase was primarily due to increases in life insurance, travel expenses, wages and other compensation, professional fees, as well as a wide variety of other expense items. General and administrative expenses as a percentage of total revenues decreased from approximately 22.2% in fiscal 1995 to 21.8% in fiscal 1996.

   The Company's depreciation expense increased approximately $1.5 million, or 31.3%, primarily as a result of the ongoing expansion of the Company's motorsports facilities and the opening of DAYTONA USA in July 1996.

   The approximately $550,000 decrease in the Company's net interest income was primarily attributable to lower average investment balances resulting from the funding of construction of DAYTONA USA, the Company's indirect investment in Penske Motorsports and a variety of facility expansion and improvement projects.

   The approximately $1.2 million increase in net income from equity investments was attributable to the Company's indirect investment in Penske Motorsports and, to a lesser extent, an increase in Watkins Glen net income.

   As a result of the foregoing, the Company's net income increased $1.3 million, or 7.2%, from $18.4 million in fiscal 1995 to $19.7 million in fiscal 1996.

COMPARISON OF FISCAL 1995 TO FISCAL 1994

   The Company's admissions revenue increased approximately $6.3 million, or 17.2%, from fiscal 1994 to fiscal 1995. Approximately half of this increase was attributable to increased attendance at the Company's racing events, with the balance due to an increase in the Company's weighted average price of tickets sold. Management believes that these increases in turn reflected the increased popularity of motorsports and the Company's expansion in seating capacity at its facilities.

   Motorsports related income increased approximately $5.3 million, or 28.1%, from fiscal 1994 to fiscal 1995. This increase was primarily due to an approximately $1.8 million increase in broadcast rights fees, an approximately $1.2 million increase in royalties from the Company's trademark licenses, an approximately $900,000 increase in advertising revenues and an approximately $700,000 increase in promotion and sponsorship fees.

   Food, beverage and souvenir income increased approximately $2.2 million, or 17.5%, from fiscal 1994 to fiscal 1995. Approximately $650,000 of this increase was attributable to the expanded activities of Americrown in providing catering services at the Company's Daytona and Talladega facilities and food and beverage services at outdoor sporting events unrelated to the motorsports events promoted by the Company. The remainder of the increase was primarily attributable to increased attendance at the Company's racing events and, to a lesser extent, price increases.

   Prize and point fund monies and NASCAR sanction fees increased approximately $2.4 million, or 25.0%, from fiscal 1994 to fiscal 1995. Approximately 82% of this increase was due to increases in the prize and point fund monies paid to participants in the Company's motorsports events. This increase was primarily attributable to increases in the Company's broadcast revenues.

   Motorsports related expenses remained relatively constant, increasing approximately $134,000, or 1.2%, from fiscal 1994 to fiscal 1995. Motorsports related expenses as a percentage of combined admissions and motorsports related income decreased from approximately 20.5% in fiscal 1994 to approximately 17.2% in fiscal 1995, reflecting the increase in the Company's revenues and the resulting economies of scale.

   Food, beverage and souvenir expenses increased approximately $240,000, or 3.0%, from fiscal 1994 to 1995, reflecting increases in labor, product costs and other expense items attributable to the Company's expanded concessions and catering operations. Food, beverage and souvenir expenses as a percentage of food, beverage and souvenir income decreased from approximately 64.0% in fiscal 1994 to 56.1% in fiscal 1995, reflecting the elimination of promotional costs associated with a discontinued mail order catalog developed and distributed in fiscal 1994, a reduction of product costs, and economies of scale attributable to the increase in food, beverage and souvenir income.

   General and administrative expenses increased approximately $3.9 million, or 27.2%, from fiscal 1994 to fiscal 1995. The increase was primarily due to increases in wages and compensation, professional fees and other administrative expenses. General and administrative expenses as a percentage of total revenues increased from approximately 20.8% in fiscal 1994 to 22.2% in fiscal 1995.

   The Company's depreciation expense increased approximately $970,000, or 25.3%, from fiscal 1994 to fiscal 1995, primarily as a result of the ongoing expansion of the Company's motorsports facilities.

   The approximately $450,000 increase in the Company's net interest income was primarily attributable to an increase in average investment balances from fiscal 1994 to fiscal 1995.

   As a result of the foregoing, the Company's net income increased $3.8 million, or 26.1%, from $14.6 million in fiscal 1994 to $18.4 million in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

   The Company has historically generated sufficient cash flow from operations to fund its capital expenditures, investments and working capital needs, as well as to pay annual cash dividends. At August 31, 1996, the Company had a working capital deficit of $6.7 million, compared to working capital of $20.8 million at August 31, 1995, which was primarily attributable to the funding of DAYTONA USA's construction, the Company's indirect investment in Penske Motorsports and various expansion and improvement projects as described under "--Cash Flows" and "--Capital Expenditures."

   The Company also has two lines of credit with financial institutions totaling $16.0 million. One of the $8.0 million lines of credit expires in December 1996, and the other expires in September 1997. Borrowings under the credit facilities bear interest at the one-year LIBOR rate plus .75%. See Note 13 of Notes to the Company's Consolidated Financial Statements.

CASH FLOWS

   Net cash provided by operating activities was approximately $32.7 million in fiscal 1996, compared to $27.7 million in fiscal 1995. The difference between the Company's fiscal 1996 net income of $19.7 million and the $32.7 million of operating cash flow was primarily attributable to $6.3 million of depreciation, a $6.1 million increase in deferred income, a $1.5 million increase in deferred income taxes and a $1.2 million increase in accounts payable, partially offset by a $1.7 million increase in receivables and $1.4 million in undistributed income from equity investments.

   Net cash used in investing activities was $28.0 million in fiscal 1996, compared to $23.4 million in fiscal 1995. The Company's fiscal 1996 cash flow reflects $34.8 million in capital expenditures and the Company's $15.3 million indirect investment in Penske Motorsports, as well as $22.8 million of net proceeds from investments. See Note 2 of Notes to the Company's Consolidated Financial Statements.

   Net cash used in financing activities was approximately $3.5 million in fiscal 1996, compared to $1.7 million in fiscal 1995. The Company's fiscal 1996 cash flow reflects $1.8 million of cash dividends and $1.7 million attributable to the repurchase of previously outstanding common stock.

CAPITAL EXPENDITURES

   Capital expenditures totaled approximately $34.8 million in fiscal 1996, compared to $16.8 million in fiscal 1995 and $19.7 million in fiscal 1994. The Company's fiscal 1996 capital expenditures related primarily to DAYTONA USA, the Company's addition to Daytona International Speedway's Winston Tower and other additions and improvements to the Company's motorsports facilities.

   The Company currently expects to make approximately $35.4 million of capital expenditures during the 15 months ending November 30, 1997 to complete the Winston Tower addition, to increase seating capacity as described in "Business--Growth Strategy--Expand Existing Facilities," and for a number of other improvements to the Company's motorsports facilities. The estimated amount of capital expenditures also includes $5.4 million attributable to the current renovation of the Company's new corporate headquarters facility and $8.0 million attributable to the Company's September 1996 purchase of real property in close proximity to Daytona International Speedway.

FUTURE LIQUIDITY

   The Company believes that the proceeds of its recently completed public offering together with funds generated from operations will be sufficient to satisfy the Company's working capital requirements through at least fiscal 1997, as well as the Company's planned capital expenditures described in the preceding paragraph.

   The Company also believes that it will be able to obtain financing to fund the acquisition, development and/or construction of additional motorsports facilities should the Company implement this element of its growth strategy. However, there can be no assurance that adequate debt or equity financing will be available on satisfactory terms.

SEASONALITY AND QUARTERLY RESULTS

   The Company derives most of its income from event admissions and related revenue from a limited number of NASCAR-sanctioned races. As a result, the Company's business has been, and is expected to remain, highly seasonal based on the timing of major race events. For example, the Mountain Dew Southern 500 is traditionally held on the Sunday preceding Labor Day. Accordingly, the admission revenue and expenses for that race and/or certain of its supporting events may be recognized in either the fiscal quarter ending August 31 or the fiscal quarter ending November 30.

   Historically, the Company has incurred net losses in the fiscal quarter ending November 30, and achieved its highest net income in the fiscal quarter ending February 28. Partly in response to this seasonality and the desire to better conform to the traditional racing season, the Company will change its fiscal year-end from August 31 to November 30 effective December 1, 1996. This will result in a three-month transition period commencing September 1, 1996 and ending November 30, 1996. In addition, the date for the Company's Diehard 500 race will be moved from the fiscal quarter ending August 31 to the fiscal quarter ending November 30 in 1997. The following table presents certain unaudited financial data for each fiscal quarter of fiscal 1995 and fiscal 1996 (in thousands, except per share amounts):

                                                 FISCAL QUARTER ENDED
                             -----------------------------------------------------------
                               NOVEMBER 30,     FEBRUARY 28,     MAY 31,     AUGUST 31,
                                   1994             1995           1995         1995
                             --------------- ---------------  ---------- -------------
Total revenues ............      $ 6,694          $35,022        $21,621       $18,835
Operating income (loss)  ..       (1,607)          18,942          6,091         4,270
Net income (loss) .........         (871)          11,672          3,653         3,909
Earnings (loss) per share..         (.03)             .34            .11           .11

                                                 FISCAL QUARTER ENDED
                             -----------------------------------------------------------
                               NOVEMBER 30,     FEBRUARY 28,     MAY 31,     AUGUST 31,
                                   1995             1996           1996         1996
                             --------------- ---------------  ---------- -------------
Total revenues ............      $ 8,542          $40,277        $24,176       $23,047
Operating income (loss)  ..       (1,474)          20,338          6,230         4,237
Net income (loss) .........       (1,020)          12,089          3,817         4,795
Earnings (loss) per share..         (.03)             .35            .11           .14


INFLATION

   Management does not believe that inflation has had a material impact on operating costs and earnings of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
International Speedway Corporation

   We have audited the accompanying consolidated balance sheets of International Speedway Corporation and subsidiaries as of August 31, 1995 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended August 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Speedway Corporation and subsidiaries at August 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respect the information set forth therein.

                                        Ernst & Young LLP

Jacksonville, Florida
September 27, 1996,
except as to the fifth paragraph
of Note 1, as to which the
date is October 31, 1996 and as
to Note 8D, as to which the date
is October 21, 1996

                       INTERNATIONAL SPEEDWAY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                        AUGUST 31,
                                                                --------------------------
                                                                    1995          1996
                                                                ------------ -------------
                                                                      (IN THOUSANDS)
                            ASSETS
Current Assets:
 Cash and cash equivalents ...................................    $  7,871      $  9,042
 Short-term investments (Note 3) .............................      30,950         8,369
 Receivables, less allowances of $35 .........................       1,794         3,455
 Inventories .................................................       1,158         1,409
 Prepaid expenses and other current assets ...................       3,122         2,410
                                                                ------------ ------------
Total Current Assets .........................................      44,895        24,685
Property and Equipment: ......................................
 Land and leasehold improvements .............................       3,444         3,588
 Buildings, grandstands and tracks ...........................      73,216        95,873
 Furniture and equipment .....................................      13,110        26,980
 Construction in progress ....................................      11,221         9,306
                                                                ------------ ------------
                                                                   100,991       135,747
 Less: accumulated depreciation ..............................      30,692        36,912
                                                                ------------ ------------
                                                                    70,299        98,835
Other Assets:
 Cash surrender value of life insurance ......................         489         1,214
 Equity investments (Note 2) .................................       2,913        27,256
 Long-term investments (Note 3) ..............................         747           500
 Other .......................................................         228           301
                                                                ------------ ------------
                                                                     4,377        29,271
                                                                ------------ ------------
Total Assets .................................................    $119,571      $152,791
                                                                ============ ============
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable ............................................    $  2,619      $  3,820
 Income taxes payable (Note 4) ...............................         324            57
 Deferred income .............................................      19,852        25,963
 Other current liabilities ...................................       1,279         1,596
                                                                ------------ ------------
Total Current Liabilities ....................................      24,074        31,436
Deferred income taxes (Note 4) ...............................      10,250        14,688
Commitments and Contingencies (Note 8)
Shareholders' Equity (Notes 1, 6 and 7):
 Class B Common Stock, $.01 par value, 40,000,000 shares
   authorized; 34,395,975 and 34,423,890 issued in 1995 and
   1996, respectively ........................................         344           344
 Additional paid-in capital ..................................       1,853         8,127
 Retained earnings ...........................................      83,846        99,986
                                                                ------------ ------------
                                                                    86,043       108,457
 Less unearned compensation--restricted stock (Note 11)  ......        796         1,790
                                                                ------------ ------------
Total Shareholders' Equity ...................................      85,247       106,667
                                                                ------------ ------------
Total Liabilities and Shareholders' Equity ...................   $ 119,571      $152,791
                                                                ============ ============

                             See accompanying notes.

                       INTERNATIONAL SPEEDWAY CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                                        YEAR ENDED AUGUST 31,
                                               ---------------------------------------
                                                   1994          1995          1996
                                               ------------ ------------  ------------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
 Admissions, net ............................   $   36,935   $    43,274    $   50,140
 Motorsports related income .................       18,764        24,033        27,433
 Food, beverage and souvenir income  ........       12,291        14,442        17,505
 Other income ...............................          943           423           964
                                               ------------ ------------  ------------
                                                    68,933        82,172        96,042
Expenses:
 Direct expenses:
  Prize and point fund monies
    and NASCAR sanction fees ................        9,412        11,765        13,865
  Motorsports related expenses ..............       11,470        11,604        15,336
  Food, beverage and souvenir expenses  .....        7,867         8,107        10,278
 General and administrative expenses  .......       14,307        18,202        20,930
 Depreciation ...............................        3,828         4,798         6,302
                                               ------------ ------------  ------------
                                                    46,884        54,476        66,711
                                               ------------ ------------  ------------
Operating income ............................       22,049        27,696        29,331
Interest income, net ........................          972         1,436           872
Equity in net income from equity investments           207           285         1,441
                                               ------------ ------------  ------------
Income before income taxes. .................       23,228        29,417        31,644
Income taxes (Note 4) .......................        8,662        11,054        11,963
                                               ------------ ------------  ------------
Net income ..................................   $   14,566    $   18,363    $   19,681
                                               ============ ============  ============
Earnings per share (Note 1) .................   $      .42    $      .53    $      .57
                                               ============ ============  ============
Dividends per share (Note 1) ................    4.0/cent/     4.7/cent/     5.3/cent/
                                               ============ ============  ============


                             See accompanying notes.

                       INTERNATIONAL SPEEDWAY CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                           CLASS B
                                            COMMON                                     UNEARNED
                                            STOCK       ADDITIONAL                  COMPENSATION-         TOTAL
                                           $.01 PAR      PAID-IN       RETAINED       RESTRICTED       SHAREHOLDERS'
                                            VALUE        CAPITAL       EARNINGS         STOCK             EQUITY
                                         ----------- -------------  ----------- ---------------- ----------------
                                                                        (IN THOUSANDS)
BALANCE AT AUGUST 31, 1993 ............      $343         $ 606         $54,287        $    --          $ 55,236
 Net income ...........................        --            --          14,566             --            14,566
 Cash dividends (4.0/cent/ per share)          --            --          (1,374)            --            (1,374)
 Reacquisition of previously issued
   common stock (Note 7) ..............        --            (1)           (285)            --              (286)
 Restricted stock granted
   (Note 11) ..........................         1           759              --           (760)               --
 Amortization of unearned compensation
   (Note 11) ..........................        --            --              --            135               135
                                         ----------- -------------  ----------- ---------------- ----------------
BALANCE AT AUGUST 31, 1994 ............       344         1,364          67,194           (625)           68,277
 Net income ...........................        --            --          18,363             --            18,363
 Cash dividends (4.7/cent/ per share)          --            --          (1,605)            --            (1,605)
 Reacquisition of previously issued
   common stock (Note 7) ..............        --            --            (106)            --              (106)
 Restricted stock granted
   (Note 11) ..........................        --           489             --            (489)               --
 Amortization of unearned compensation
   (Note 11) ..........................        --            --             --             318               318
                                         ----------- -------------  ----------- ---------------- ----------------
BALANCE AT AUGUST 31, 1995 ............       344         1,853          83,846           (796)           85,247
 Net income ...........................        --            --          19,681             --            19,681
 Cash dividends (5.3/cent/ per share)          --            --          (1,836)            --            (1,836)
 Reacquisition of previously issued
   common stock (Note 7) ..............        (1)           (2)         (1,705)            --            (1,708)
 Restricted stock granted
   (Note 11) ..........................         1         1,599              --         (1,600)               --
 Amortization of unearned compensation
   (Note 11) ..........................        --            --              --            606               606
 Recapitalization of equity investment
   (Note 2) ...........................        --         4,677              --             --             4,677
                                         ----------- -------------  ----------- ---------------- ----------------
BALANCE AT AUGUST 31, 1996 ............      $344        $8,127         $99,986        $(1,790)         $106,667
                                         =========== =============  =========== ================ ================


                             See accompanying notes.

                      INTERNATIONAL SPEEDWAY CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED AUGUST 31,
                                                        --------------------------------------
                                                            1994         1995          1996
                                                        ----------- ------------  ------------
                                                                    (IN THOUSANDS)
OPERATING ACTIVITIES
 Net income ..........................................    $ 14,566     $  18,363     $ 19,681
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation .......................................       3,828         4,798        6,302
  Amortization of unearned compensation ..............         135           318          606
  Deferred income taxes ..............................       1,710         1,650        1,500
  Undistributed income from equity investments  ......        (207)         (285)      (1,441)
  Gain (loss) on disposition of property and
   equipment .........................................          (1)          251          (13)
  Changes in Operating Assets and Liabilities:
   Receivables .......................................        (232)         (447)      (1,661)
   Inventories .......................................          83           (89)        (251)
   Prepaid expenses and other current assets  ........        (402)       (1,322)         712
   Other assets ......................................          49           (61)        (127)
   Accounts payable ..................................         546         1,167        1,201
   Deferred income ...................................       2,764         2,702        6,111
   Income taxes payable ..............................        (139)          272         (267)
   Other current liabilities .........................          (8)          409          317
                                                        ----------- ------------  ------------
Net Cash Provided by Operating Activities ............      22,692        27,726       32,670
INVESTING ACTIVITIES
 Acquisition of investments ..........................     (54,370)     (125,982)     (83,502)
 Proceeds from maturities of investments .............      52,192       119,392      106,330
 Capital expenditures ................................     (19,729)      (16,831)     (34,792)
 Investment in PSH Corp ..............................          --           --       (15,287)
 Cash surrender value of life insurance ..............         (33)          (30)        (725)
 Proceeds from sales of property and equipment  ......          12            80           21
                                                        ----------- ------------  ------------
Net Cash Used in Investing Activities ................     (21,928)      (23,371)     (27,955)

FINANCING ACTIVITIES
 Reacquisition of previously issued common stock  ....        (286)         (106)      (1,708)
 Cash dividends paid .................................      (1,374)       (1,605)      (1,836)
                                                        ----------- ------------  ------------
Net Cash Used in Financing Activities ................      (1,660)       (1,711)      (3,544)
                                                        ----------- ------------  ------------
Net (Decrease) Increase in Cash
  and Cash Equivalents ...............................        (896)        2,644        1,171
Cash and Cash Equivalents at
  Beginning of Year ..................................       6,123         5,227        7,871
                                                        ----------- ------------  ------------
Cash and Cash Equivalents at
  End of year ........................................    $  5,227    $    7,871    $   9,042
                                                        =========== ============ =============


                             See accompanying notes.

                      INTERNATIONAL SPEEDWAY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AUGUST 31, 1994, 1995 AND 1996

NOTE 1--DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   DESCRIPTION OF BUSINESS: International Speedway Corporation and its wholly-owned subsidiaries (the "Company") is a leading promoter of motorsports activities in the United States. The Company owns and operates three of the nation's premier superspeedways--Daytona International Speedway, a 2.5 mile, tri-oval track located in Daytona Beach, Florida; Talladega Superspeedway, a 2.6 mile, tri-oval track located in Talladega, Alabama; and Darlington Raceway, a 1.3 mile track located in Darlington, South Carolina. The Company also operates Tucson Raceway Park in Pima County Arizona, owns a 50% interest in the Watkins Glen International road course in New York, and holds a 12% indirect interest in Penske Motorsports, Inc., which owns and operates Michigan International Speedway and Pennsylvania's Nazareth Speedway and is constructing The California Speedway near Los Angeles. In July 1996, the Company opened DAYTONA USA--The Ultimate Motorsports Attraction, a motorsports theme-entertainment complex that includes interactive media, theaters, historical memorabilia and exhibits.

   The Company, including Watkins Glen, currently promotes over 70 stock car, sports car, truck, motorcycle and other racing events annually, including seven Winston Cup races, five Busch Grand National races and a number of prestigious sports car and motorcycle races.

   Americrown Service Corporation ("Americrown"), one of the Company's wholly-owned subsidiaries, conducts the food, beverage and souvenir concession operations at the Daytona, Talladega and Darlington facilities. Americrown is also responsible for providing catering services to corporate customers both in suites and entertainment chalets at these facilities. Beginning in 1995, the Company expanded Americrown's operations to include food, beverage and other services at unaffiliated sporting events.

   The Company's proprietary MRN radio network produces and syndicates Winston Cup, Busch Grand National and other races promoted by the Company and others. MRN Radio also produces daily and weekly NASCAR racing programs.

   BASIS OF PRESENTATION: On September 5, 1996 the Company's Board of Directors approved a recapitalization of the Company to become effective concurrently with the effectiveness of the Registration Statement filed on September 6, 1996 with the Securities and Exchange Commission in connection with the offering of 4,000,000 shares of the Company's newly authorized Class A Common Stock (discussed below). The recapitalization modifies the Company's authorized capital to include one million shares of Preferred Stock, eighty million shares of Class A Common Stock and forty million shares of Class B Common Stock. Pursuant to the recapitalization, all of the Company's existing outstanding shares of Common Stock were automatically converted, on a 15-for-one basis, into the newly authorized shares of Class B Common Stock and the shares of Common Stock previously held as treasury stock were retired. Shareholders' equity and all share information and per share data have been retroactively adjusted to give effect to the recapitalization and related stock split.

   Effective December 1, 1996, the Company will change its fiscal year-end from August 31 to November 30. This will result in a three-month transition period commencing September 1, 1996 and ending November 30, 1996.

                       INTERNATIONAL SPEEDWAY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AUGUST 31, 1994, 1995 AND 1996-(CONTINUED)

NOTE 1--DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(CONTINUED)

  SIGNIFICANT ACCOUNTING POLICIES:

   PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of International Speedway Corporation and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

   CASH AND CASH EQUIVALENTS: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, bank demand deposit accounts and money market accounts at investment firms. Cash and cash equivalents exclude certificates of deposit, U.S. Treasury Notes and U.S. Treasury Bills, regardless of original maturity.

   INVESTMENTS (NOTE 3): The Company accounts for investments in accordance with Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

   The Company determines the appropriate classification of investments at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity based on the Company's positive intent and ability to hold the securities to maturity. These securities are stated at cost. Interest and dividends are included in interest income.

   Short-term investments consist of certificates of deposit and securities held-to-maturity which are due in one year or less. Certificates of deposit are readily convertible to cash and are stated at cost.

   Long-term investments consist of securities held-to-maturity which are due after one year and are stated at cost.

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

 Buildings, grandstands and tracks  ....  5-34 years
 Furniture and equipment ...............  3-20 years

   EQUITY INVESTMENTS (NOTE 2): Equity investments represent a 50% ownership interest in Watkins Glen International, Inc., (WGI) and a 20% ownership interest in PSH Corp. These investments are accounted for using the equity method of accounting. The Company's equity in the net income from the equity investments is recorded as income with a corresponding increase in the investment. Dividends received and amortization of the Company's investment in excess of its prorata share of the underlying assets reduce the investment. The Company recognizes the effects of transactions involving the sale by an equity investee of its common stock as capital transactions (Note
2).

   FAIR VALUE OF FINANCIAL INSTRUMENTS: The Company's financial instruments consist of cash, short-and long-term investments, accounts receivable and accounts payable. The carrying value of these financial instruments approximates their fair value at August 31, 1996.
                       INTERNATIONAL SPEEDWAY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AUGUST 31, 1994, 1995 AND 1996-(CONTINUED)

NOTE 1--DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(CONTINUED)

   INCOME TAXES (NOTE 4): Income taxes have been provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

   ADMISSION INCOME: Admission income and all race-related revenue is earned upon completion of an event and is stated net of admission and sales taxes collected. Refundable advance ticket sales and all race-related revenue on future events are deferred until earned.

   EARNINGS PER SHARE: Earnings per share have been computed on the weighted average total number of common shares outstanding during the respective years. Weighted average shares outstanding for the years ended August 31, 1994, 1995 and 1996, were 34,318,170; 34,378,830 and 34,440,525 shares, respectively.

   USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS: In 1995, the Financial Accounting Standards Board released SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. Adoption of SFAS No. 121 is not expected to have a material impact on the Company's financial position or results of operations.

   The Company accounts for its long-term incentive restricted stock plan in accordance with provisions of Accounting Principles Board Opinion No. 25 (APB
25), "Accounting for Stock Issued to Employees". In October 1995, the Financial Accounting Standards Board released SFAS No. 123, "Accounting for Stock Based Compensation". SFAS No. 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. The Company has not made a final determination as to adoption of SFAS No. 123.

   COMPARABILITY: For comparability, certain 1994 and 1995 amounts have been reclassified where appropriate to conform with the presentation adopted in 1996.

NOTE 2--EQUITY INVESTMENTS

   On November 22, 1995, Facility Investments, Inc., a newly formed wholly-owned subsidiary of the Company, purchased 200 shares of the common stock, representing 20% of the outstanding shares, of PSH Corp., a newly formed Delaware corporation, for $14,975,000 in cash. Penske Corporation
                       INTERNATIONAL SPEEDWAY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AUGUST 31, 1994, 1995 AND 1996-(CONTINUED)

NOTE 2--EQUITY INVESTMENTS-(CONTINUED)

contributed 100% of the outstanding shares of Penske Speedway, Inc. and its subsidiaries and the sum of $5,000,000 in cash for an indirect beneficial interest in the remaining 80% of the outstanding shares of PSH Corp. The Company's investment in PSH Corp. exceeded its share of the underlying net assets by approximately $7.6 million. The excess is being amortized into expense by decreasing the equity in income of equity investments using the straight-line method over twenty years. The amount amortized was approximately $288,000 for the year ended August 31, 1996.

   Prior to March 22, 1996, PSH Corp. owned 85% of the outstanding shares of Penske Motorsports, Inc.("PMI"). The remaining 15% of PMI represented by convertible preferred stock, was owned by Kaiser Ventures Inc. ("Kaiser"), for which Kaiser contributed all of the issued and outstanding stock of Speedway Development Corporation, its wholly-owned subsidiary, which owned approximately 460 acres of real property near Ontario, California.

   Prior to March 22, 1996, PMI owned 100% of the outstanding shares of Penske Speedway, Inc., which owned and operated Michigan International Speedway, owned approximately 85% of Nazareth Speedway in Pennsylvania, 2% of North Carolina Motor Speedway (Rockingham), 100% of a racing souvenir retailer called Motorsports International Corp. and 100% of The California Speedway Corporation, which is constructing The California Speedway on the land formerly owned by Kaiser.

   On March 22, 1996, PMI effected a recapitalization resulting in PMI ownership of 100% of the outstanding shares of Michigan International Speedway, Inc. (MIS) (f/k/a Penske Speedway, Inc.), Pennsylvania International Raceway, Inc., The California Speedway Corporation, Motorsports International Corp., Competition Tire West, Inc. and Competition Tire South, Inc. MIS owns 2% of North Carolina Motor Speedway. Also pursuant to the recapitalization, Kaiser's preferred stock was automatically converted into shares of PMI common stock. After giving effect to the foregoing transactions, but prior to the commencement of the offering described below, the effective beneficial ownership of the common stock of PMI by PSH Corp. was 84.1%.

   Subsequent to the recapitalization, PMI completed an initial public offering (IPO) by issuing 3,737,500 shares of common stock at a price to the public of $24 per share. The proceeds to PMI, after underwriting discounts and commissions, were approximately $83.1 million. After PMI's IPO, PSH Corp. owns approximately 59.9% of PMI. As a result of the IPO, the Company recorded an increase in its equity investment in PSH Corp. of approximately $7.6 million, and recorded corresponding increases in deferred income taxes and additional paid-in capital of approximately $2.9 million and $4.7 million, respectively.

   The Company's 20% interest in PSH Corp. is accounted for using the equity method of accounting and is included in equity investments on the consolidated balance sheet, along with the Company's equity investment in Watkins Glen International, Inc.("WGI"). The acquisition of the 20% interest in PSH Corp. does not result in the direct or indirect acquisition of control of the underlying assets, including businesses, indirectly controlled by PSH Corp.

   The Company's share of undistributed equity in the earnings from equity investments included in retained earnings at August 31, 1995 and 1996 was approximately $1,481,000 and $3,210,000, respectively.
                       INTERNATIONAL SPEEDWAY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AUGUST 31, 1994, 1995 AND 1996-(CONTINUED)

NOTE 2--EQUITY INVESTMENTS-(CONTINUED)

   Summarized financial information for 1996 for the Company's affiliated companies accounted for by the equity method (PSH Corp. and WGI) is as follows (in thousands):

Current assets ........    $79,900
Noncurrent assets  ....     97,100
Current liabilities  ..     26,000
Noncurrent liabilities      12,500
Minority interests  ...     52,900
Net revenues ..........     58,900
Operating income ......     20,500
Net income ............      7,500

   In addition to the net income reflected above, PSH Corp. recorded its share of the increased equity from the PMI initial public offering. As described above, the Company has accounted for its pro rata share of the increased equity from the PMI initial public offering, net of deferred taxes, as additional paid-in capital.

NOTE 3--INVESTMENTS

   The following is a summary of Investments:

                                                  AUGUST 31, 1995
                              ------------------------------------------------------
                                              GROSS           GROSS       ESTIMATED
                                            UNREALIZED     UNREALIZED       MARKET
                                 COST         GAINS          LOSSES         VALUE
                              ---------- -------------  ------------- --------------
                                                   (IN THOUSANDS)
HELD-TO-MATURITY SECURITIES
 U.S. Treasury Bills .......    $ 9,457        $14             $--        $  9,471
 Municipal Securities  .....     10,974          3              57          10,920
                              ---------- -------------  ------------- ------------
                                 20,431         17              57          20,391
CERTIFICATES OF DEPOSIT  ...     11,266         --             --           11,266
                              ---------- -------------  ------------- ------------
                                $31,697        $17             $57        $ 31,657
                              ========== =============  ============= ============

                                                  AUGUST 31, 1996
                              -----------------------------------------------------
                                             GROSS           GROSS       ESTIMATED
                                           UNREALIZED     UNREALIZED       MARKET
                                 COST        GAINS          LOSSES         VALUE
                              --------- -------------  ------------- --------------
                                                  (IN THOUSANDS)
HELD-TO-MATURITY SECURITIES
 Municipal Securities  .....    $6,983        $ 3             $ 3          $6,983
CERTIFICATES OF DEPOSIT  ...     1,886         --             --            1,886
                              --------- -------------  ------------- -------------
                                $8,869        $ 3             $ 3          $8,869
                              ========= =============  ============= =============

   The cost and market values of municipal securities include accrued investment income of approximately $91,000 and $27,000 at August 31, 1995 and 1996, respectively.

                       INTERNATIONAL SPEEDWAY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AUGUST 31, 1994, 1995 AND 1996-(CONTINUED)

NOTE 3--INVESTMENTS-(CONTINUED)

   The cost and estimated market value of the held-to-maturity securities at August 31, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of certain securities have the right to prepay obligations.

                                                 AUGUST 31, 1996
                                           --------------------------
                                                         ESTIMATED
                                              COST      MARKET VALUE
                                           --------- ---------------
                                                 (IN THOUSANDS)
HELD-TO-MATURITY SECURITIES
 Due in one year or less ................    $6,483        $6,486
 Due after one year through three years          --           --
 Due after three years ..................       500           497
                                           --------- ---------------
                                             $6,983        $6,983
                                           ========= ===============

NOTE 4--FEDERAL AND STATE INCOME TAXES

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Substantially all of the deferred tax liability results from the excess of tax accelerated depreciation over depreciation for financial reporting purposes and from different bases in the equity investments for tax and financial reporting purposes.

   Significant components of the provision for income taxes for the years ended August 31 are as follows:

                                 1994       1995        1996
                              ---------  ----------  ----------
                                       (IN THOUSANDS)
Current tax expense:
 Federal ...................    $6,190     $ 8,274     $ 9,117
 State .....................       816       1,150       1,310
Deferred tax expense:
 Federal ...................     1,438       1,369       1,341
 State .....................       218         261         195
                              ---------  ----------   ---------
PROVISION FOR INCOME TAXES      $8,662     $11,054     $11,963
                              =========  ==========   =========

   The reconciliation of income tax computed at the federal statutory tax rates to income tax expense is as follows:

                       INTERNATIONAL SPEEDWAY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AUGUST 31, 1994, 1995 AND 1996-(CONTINUED)

NOTE 4--FEDERAL AND STATE INCOME TAXES-(CONTINUED)

                                            1994                    1995                    1996
                                    ---------------------  ---------------------- -----------------------
                                                  % OF                     % OF                    % OF
                                                 PRE-TAX                 PRE-TAX                  PRE-TAX
                                      AMOUNT     INCOME       AMOUNT      INCOME      AMOUNT      INCOME
                                    --------- -----------  ---------- ----------- ---------- ------------
                                                                (IN THOUSANDS)
Income tax computed at federal
  statutory rates ................    $8,129      35.0%      $10,296       35.0%      $11,075      35.0%
State income taxes, net of
  federal
  tax benefit ....................       670       2.9           884        3.0           977       3.1
Non-taxable share of income from
  unconsolidated affiliates ......       (58)      (.3)         (100)       (.3)         (504)     (1.6)
Officers' life insurance expense          (4)       .0            (2)        .0           162        .5
Other, net .......................       (75)      (.3)          (24)       (.1)          253        .8
                                    --------- ----------   ----------  ----------   ----------  ----------
                                      $8,662      37.3%      $11,054       37.6%      $11,963      37.8%
                                    ========= ==========   ==========  ==========   ==========  ==========

NOTE 5--LINES OF CREDIT

   The Company has two lines of credit with financial institutions totaling $16 million expiring in December 1996. Subsequent to year-end, one of the Company's $8 million lines of credit was renewed and will expire in September 1997.

NOTE 6--CAPITAL STOCK

   The Company's authorized capital includes 80 million shares of Class A Common Stock, par value $.01 ("Class A Common Stock"), 40 million shares of Class B Common Stock, par value $.01 ("Class B Common Stock"), and one million shares of Preferred Stock, par value $.01 (the "Preferred Stock"). The shares of Class A Common Stock and Class B Common Stock are identical in all respects, except for voting rights and certain dividend and conversion rights as described below. Each share of Class A Common Stock entitles the holder to one-fifth (1/5) vote on each matter submitted to a vote of the Company's shareholders and each share of Class B Common Stock entitles the holder to one (1) vote on each such matter, in each case including the election of directors. Holders of Class A Common Stock and Class B Common Stock are entitled to receive dividends at the same rate if and when declared by the Board of Directors out of funds legally available therefrom, subject to the dividend and liquidation rights of any Preferred Stock that may be issued and outstanding. Class A Common Stock has no conversion rights. Class B Common Stock is convertible into Class A Common Stock, in whole or in part, at any time and from time to time at the option of the holder on the basis of one share of Class A Common Stock for each share of Class B Common Stock converted. Each share of Class B Common Stock will also automatically convert into one share of Class A Common Stock if, on the record date for any meeting of the shareholders, the number of shares of Class B Common Stock then outstanding is less than 10% of the aggregate number of shares of Class A Common Stock and Class B Common Stock then outstanding.

   The Board of Directors of the Company is authorized, without further shareholder action, to divide any or all shares of the authorized Preferred Stock into series and fix and determine the designations,

                       INTERNATIONAL SPEEDWAY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AUGUST 31, 1994, 1995 AND 1996-(CONTINUED)

NOTE 6--CAPITAL STOCK-(CONTINUED)

preferences and relative rights and qualifications, limitations, or restrictions thereon of any series so established, including voting powers, dividend rights, liquidation preferences, redemption rights and conversion privileges. The Board of Directors has not authorized any series of Preferred Stock, and there are no plans, agreements or understandings for the authorization or issuance of any shares of Preferred Stock.

   No shares of Class A Common Stock or Preferred Stock are outstanding. See also Note 1--Basis of Presentation.

NOTE 7--REACQUISITION OF PREVIOUSLY ISSUED COMMON STOCK

   Shares of previously issued Class B Common Stock which have been reacquired are classified as authorized but unissued and are reflected as a reduction in the number of shares issued. Accordingly, at August 31, 1994, 1995, and 1996 Class B Common Stock outstanding has been reduced by the par value of 43,260; 13,155 and 74,160 shares, respectively, reacquired by the Company during each of those years. In addition, the prorated portion of additional paid-in capital attributable to these shares was charged as a reduction of that account, with the remaining excess of the cost over par value of the shares reacquired charged as a reduction of retained earnings.

NOTE 8--COMMITMENTS AND CONTINGENCIES

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

   The Company's contribution expense for the plan was approximately $211,000, $228,000, and $307,000 for the years ended August 31, 1994, 1995 and 1996, respectively.

   B. The Company is self-insured for its group health plan. The Plan provides medical benefits for all eligible full-time employees who have completed 30 days of service, and their eligible dependents. A reserve has been established to accrue estimated claims on a monthly basis.

   In order to limit the Company's liability under the Plan, a reinsurance policy, purchased jointly with NASCAR, has been provided for specific excess losses and aggregate excess losses. The Company's maximum liability is limited to approximately $638,000 for the twelve month period ending December 31, 1996.

   The total expense charged against operations for the years ended August 31, 1994, 1995 and 1996 for actual and estimated claims was approximately $396,000, $469,000 and $419,000, respectively.

   C. The estimated cost to complete construction in progress at August 31, 1996 is approximately $23.5 million.

                       INTERNATIONAL SPEEDWAY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AUGUST 31, 1994, 1995 AND 1996-(CONTINUED)

  D. On October 21, 1996, the Company's Americrown subsidiary was served with a Class Action Complaint filed in the Circuit Court of Talladega County, Alabama by Howard Padgett, Bill Lutz and Tommy Jones. The complaint was filed in September 1996 and alleges, among other things, that Americrown engaged in price-fixing activities in connection with the sale of racing souvenirs and merchandise at the Talladega Superspeedway. The complaint seeks at least $500 for each member of the class (persons buying racing souvenirs at Talladega Superspeedway since September 1992), but does not otherwise seek to recover compensatory or punitive damages or statutory attorneys' fees. Americrown disputes the allegations and intends to defend the action fully and vigorously.

NOTE 9--RELATED PARTY DISCLOSURES AND TRANSACTIONS

   All of the racing events that take place during the Company's fiscal year are sanctioned by various racing organizations such as the Sports Car Club of America (SCCA), Automobile Racing Club of America (ARCA), American Motorcyclist Association (AMA), the Championship Cup Series (CCS), International Motor Sports Association (IMSA), World Karting Association (WKA), Federation Internationale de l'Automobile (FIA), Federation Internationale Motocycliste (FIM), and the National Association for Stock Car Auto Racing, Inc. (NASCAR). NASCAR, which sanctions some of the Company's principal racing events, is a member of the France Family Group which controls in excess of 60% of the outstanding stock of the Company and some members of which serve as directors and officers. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors totaled approximately $8.2, $10.1 and $11.6 million for the years ended August 31, 1994, 1995 and 1996, respectively.

   In October 1995 the Company entered into collateral assignment split-dollar insurance agreements covering the lives of William C. France and James C. France and their respective spouses. Pursuant to the agreements, the Company will advance the annual premiums of approximately $1,205,000 each year for a period of eight years. Upon surrender of the policies or payment of the death benefits thereunder, the Company is entitled to repayment of an amount equal to the cumulative premiums previously paid by the Company. The Company may cause the agreements to be terminated and the policies surrendered at any time after the cash surrender value of the policies equals the cumulative premiums advanced under the agreements. The Company recorded a net insurance expense of approximately $450,000 representing the excess of the premiums paid over the increase in cash surrender value of the policies associated with these agreements for the year ended August 31, 1996.

   Poe & Brown, Inc., the servicing agent for the split-dollar insurance agreements, received a commission from an insurance company for its participation in the transactions. J. Hyatt Brown, President and Chief Executive Officer of Poe & Brown, Inc., is a Director of the Company.

NOTE 10--SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid for income taxes for fiscal years ended August 31, 1994, 1995 and 1996 is as follows:
                        1994       1995       1996
                     --------- ---------  ---------
                              (IN THOUSANDS)
INCOME TAXES PAID      $7,132     $9,806     $10,763
                     =========  =========   =========
                       INTERNATIONAL SPEEDWAY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AUGUST 31, 1994, 1995 AND 1996-(CONTINUED)

NOTE 10--SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-(CONTINUED)

See Note 2 for discussion of a non-cash equity investment transaction.

NOTE 11--LONG-TERM INCENTIVE RESTRICTED STOCK PLAN

   In November 1993, the Company's Board of Directors and a majority of the Company shareholders approved a long-term incentive restricted stock plan for certain officers and managers of the Company. Under the Plan, up to 750,000 shares of the Company's Class B Common Stock were authorized to be granted as restricted stock at no cost to Plan participants. Shares awarded under the Plan vest at the rate of 50% of each award on the third anniversary of the award date and the remaining 50% on the fifth anniversary of the award date. Shares awarded under the Plan generally are subject to forfeiture in the event of termination of employment prior to the vesting dates. The Plan participants own the shares and may vote and receive dividends, but are subject to restrictions under the plan. Restrictions include the prohibition of the sale or transfer of the shares during the period prior to vesting of the shares. The Company also has a right of first refusal to purchase any shares of stock issued under the Plan which are offered for sale.

   On January 1, 1994, 1995 and 1996, a total of 117,615, 70,410 and 102,075 restricted shares of the Company's Class B Common Stock, respectively, were awarded to certain officers and managers. The market value of shares on January 1, 1994, 1995 and 1996 amounted to approximately $760,000, $489,000 and $1,600,000, respectively, and has been recorded as "Unearned compensation--restricted stock", which is shown as a separate component of shareholders' equity in the accompanying consolidated balance sheets. The unearned compensation is being amortized over the vesting period of the shares. The total expense charged against operations during the years ended August 31, 1994, 1995 and 1996 was approximately $135,000, $318,000 and
$606,000, respectively.

   In September 1996, the Company and the Board of Directors adopted a new Long-Term Incentive Plan (the "1996 Plan") for certain employees and consultants of the Company. Under the 1996 Plan up to 1,000,000 shares of Class A Common Stock may be granted as stock options (incentive and nonstatutory), stock appreciation rights (SARS) and restricted stock. No grants have been made under the 1996 Plan.

NOTE 12--QUARTERLY DATA (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                FISCAL QUARTER ENDED
                            -----------------------------------------------------------
                              NOVEMBER 30,     FEBRUARY 28,     MAY 31,     AUGUST 31,
                                  1994             1995           1995         1995
                            --------------- ---------------  ---------- --------------
Total revenues ...........      $ 6,694          $35,022        $21,621       $18,835
Operating Income (loss)  .       (1,607)          18,942          6,091         4,270
Net income (loss) ........         (871)          11,672          3,653         3,909
Earnings (loss) per share          (.03)             .34            .11           .11

                       INTERNATIONAL SPEEDWAY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AUGUST 31, 1994, 1995 AND 1996-(CONTINUED)

                                                FISCAL QUARTER ENDED
                            ----------------------------------------------------------
                              NOVEMBER 30,     FEBRUARY 29,     MAY 31,     AUGUST 31,
                                  1995             1996           1996         1996
                            --------------- ---------------  ---------- --------------
Total revenues ...........      $ 8,542          $40,277        $24,176       $23,047
Operating Income (loss)  .       (1,474)          20,338          6,230         4,237
Net income (loss) ........       (1,020)          12,089          3,817         4,795
Earnings (loss) per share          (.03)             .35            .11           .14

   The Company derives most of its income from event admissions and related revenue from a limited number of NASCAR-sanctioned races. As a result, the Company's business has been, and is expected to remain, highly seasonal based on the timing of major race events. Historically, the Company has incurred net losses in the fiscal quarter ending in November, and achieved its highest net income in the fiscal quarter ending in February.

NOTE 13--SUBSEQUENT EVENT:

   On September 16, 1996, the Company purchased land and buildings in close proximity to its Daytona facility for approximately $8 million. The purchase was financed with an existing line of credit at an interest rate based on the one year LIBOR rate plus .75% (6.9% at September 16, 1996) with interest payable monthly commencing October 1996. Principal is payable 30 days after demand.

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

For the year ended
  August 31, 1996

Allowance for
  doubtful accounts             $ 35        $  52       $  52        $ 35

For the year ended
  August 31, 1995

Allowance for
  doubtful accounts             $ 35        $  62       $  62        $ 35


For the year ended
  August 31, 1994

Allowance for
  doubtful accounts             $ 35        $  21       $  21        $ 35




(A)  Uncollectible accounts written off, net of recoveries.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The executive officers and directors of the Company are as follows:

 NAME                    AGE                   POSITION WITH THE COMPANY
---------------------------------------------------------------------------------------
William C. France      63     Chairman of the Board, Chief Executive Officer and Direc-
                              tor
James C. France        51     President, Chief Operating Officer and Director
Lesa D. Kennedy        35     Executive Vice President and Director
H. Lee Combs           43     Senior Vice President--Operations and Director
James H. Foster        69     Senior Vice President--Special Projects and Director
Robert E. Smith        64     Vice President--Administration and Director
Susan G. Schandel      32     Treasurer and Chief Financial Officer
Gregory J. Sullivan    41     Vice President-Marketing
John E. Graham, Jr.    48     Vice President
W. Grant Lynch, Jr.    42     Vice President
James H. Hunter        56     Vice President
J. Hyatt Brown         59     Director
John R. Cooper         64     Director
Robert W. Emerick      84     Director
Brian Z. France        32     Director
Christy F. Harris      50     Director
Raymond K. Mason, Jr.  41     Director
Lloyd E. Reuss         60     Director
Chapman Root, II       45     Director
Thomas W. Staed        65     Director

   The Company's Articles provide that the Board of Directors be divided into three classes, with regular three year staggered terms. Ms. Kennedy and Messrs. Smith, Brown, Emerick and Staed will hold office until the annual meeting of shareholders to be held in 1997, Messrs. William C. France, Combs, Foster, Harris and Root will hold office until the annual meeting of shareholders to be held in 1998, and Messrs. James C. France, Cooper, Brian Z. France, Mason and Reuss will hold office until the annual meeting of shareholders to be held in 1999.

   William C. France and James C. France are brothers. Lesa D. Kennedy and Brian
Z. France are the children of William C. France. There are no other family relationships among the Company's executive officers and directors.

   Mr. William C. France, a director since 1958, has served as Chairman of the Board of the Company since 1987 and as Chief Executive Officer since 1981. From 1981 to 1987, Mr. France served as the Company's President. Mr. France also serves as a director of Penske Motorsports and Outboard Marine Corporation.

   Mr. James C. France, a director since 1970, has served as President and Chief Operating Officer of the Company since 1987.

   Ms. Lesa D. Kennedy, a director since 1984, was appointed an Executive Vice President of the Company in January 1996. Ms. Kennedy served as the Company's Secretary from 1987 until January 1996 and served as its Treasurer from 1989 until January 1996.

   Mr. H. Lee Combs, a director since 1987, was appointed the Company's Senior Vice President-Operations in January 1996. Mr. Combs served as a Vice President and the Company's Chief Financial Officer from 1987 until such time. He also serves as a director of Penske Motorsports.

   Mr. James H. Foster, a director since 1968, was appointed the Company's Senior Vice President -Special Projects in January 1994 upon his retirement as a full-time employee. Mr. Foster served as President of Daytona International Speedway from 1988 until 1994 and as Executive Vice President--Corporate Communications of the Company from 1984 until 1988. From 1970 to 1988, Mr. Foster served as the Company's Vice President in Charge of Corporate Communications.

   Mr. Robert E. Smith, a director since January 1996, has served as Vice President--Corporate Administration of the Company for more than five years.

   Ms. Susan G. Schandel was appointed the Company's Treasurer and Chief Financial Officer in January 1996. From November 1992 until such time, Ms. Schandel served as the Company's Controller. From 1988 until 1992, Ms. Schandel was employed by Ernst & Young LLP, where she most recently served as an audit manager.

   Mr. Gregory G. Sullivan, appointed the Company's Vice-President-Marketing in November 1994, joined the Company in September 1994. Prior to joining the Company, Mr. Sullivan was employed by Kraft Foods (a division of Phillip Morris) for more than five years, where he most recently served as Director of Marketing Services for Kraft's Maxwell House division.

   Mr. John E. Graham, Jr., appointed as a Vice President in November 1994, joined the Company as President of Daytona International Speedway in September 1994. Prior to joining the Company, Mr. Graham was employed by First Union National Bank of Florida for more than five years, where he most recently served as President of First Union National Bank of Volusia and Flagler Counties.

   Mr. W. Grant Lynch, Jr. has served as a Vice President and as President of Talladega Superspeedway since joining the Company in November 1993. Prior to such time, Mr. Lynch was employed by R.J. Reynolds Tobacco Company, Sports Marketing Division, where from 1990 until 1993 he served as Senior Operations and Public Relations Manager for the Winston Cup Racing Program.

   Mr. James H. Hunter has served as a Vice President and as President of Darlington Raceway since joining the Company in November 1993. Prior to joining the Company, Mr. Hunter served as NASCAR's Vice President of Administration and Marketing for more than five years.

   Mr. J. Hyatt Brown, a director since 1987, serves as the President and Chief Executive Officer of Poe & Brown, Inc. and has been in the insurance business with Brown & Brown, Inc., its predecessor, since 1959. Mr. Brown also serves as a director of Rock Tenn Co, SunTrust Banks, Inc., BellSouth Corporation, and FPL Group, Inc.

   Mr. John R. Cooper, a director since 1987, served as Vice
President--Corporate Development of the Company from December 1987 until July 1994. Since January 1996, Mr. Cooper has served as a special project facilitator for the Company.

   Mr. Robert W. Emerick, a director since 1975, served as General Motors Corporation's Director of Public Relations, Pontiac Motor Division, prior to his retirement in 1974.

   Mr. Brian Z. France, a director since 1994, has served as NASCAR's Vice President of Marketing and Corporate Communications since December 1992 and as the Company's Manager--Group Projects since February 1994. From 1983 until such time, Mr. France served in a number of other capacities with NASCAR, including Winston Racing Series Administrative Assistant and National Tour Director. From 1989 to 1991, Mr. France also served as General Manager of Tucson Raceway Park.

   Mr. Christy F. Harris, a director since 1984, has been engaged in the private practice of business and commercial law with Harris, Midyette & Geary, P.A. for more than twenty years.

   Mr. Raymond K. Mason, Jr., a director since 1981, has served as Chairman and President of American Banks of Florida, Inc., Jacksonville, Florida, since 1978.

   Mr. Lloyd E. Reuss, a director since January 1996, served as President of General Motors Corporation from 1990 until his retirement in January 1993. Mr. Reuss also serves as a director of Handleman Co., Detroit Mortgage and Realty, Co. and United States Sugar Company.

   Mr. Chapman Root, II, a director since 1992, has served as President of the Root Company, a private investment company, since 1989. Mr. Root also serves as a director of First Financial Corp. and Terre Haute First National Bank.

   Mr. Thomas W. Staed, a director since 1987, has served as President of Oceans Eleven Resorts, Inc., a hotel/motel business, for more than five years.

DIRECTOR COMMITTEES

   The Company's Board of Directors has an Audit Committee, a Compensation Committee and a Growth Strategy Committee.

   The functions of the Audit Committee (which presently consists of Messrs. Brown, Emerick and Mason) include (i) meeting with auditors to discuss the scope, fees, timing and results of the annual audit, (ii) reviewing the Company's consolidated financial statements, and (iii) performing other duties deemed appropriate by the Board. The Audit Committee met once during fiscal 1996.

   The functions of the Compensation Committee (which presently consists of Messrs. Reuss, Root and Staed) include (i) reviewing existing compensation levels of executive officers, (ii) making compensation recommendations to management and the Board, and (iii) performing other duties deemed appropriate by the Board. The Compensation Committee met five times during fiscal 1996.

   In July 1996, the Board appointed Messrs. Harris, Brown, Mason and Reuss to serve as members of the Growth Strategy Committee. Such committee was asked to review the Recapitalization and recommend to the Board whether or not to proceed. The Growth Strategy Committee did not first meet until September 1996.

DIRECTOR COMPENSATION

   The Company pays each non-employee director a monthly retainer of $500, a $1,000 fee for each meeting of the Board of Directors attended and a $500 fee for each Board committee meeting attended. The aggregate retainers and fees paid to directors with respect to fiscal 1996 services totaled $99,000. The Company also reimburses directors for all expenses incurred in connection with their activities as directors.

ITEM 11.  EXECUTIVE COMPENSATION

   The following table sets forth the total compensation paid by the Company, for services rendered during the last three fiscal years, to the Company's Chief Executive Officer and the Company's other four most highly compensated executive officers during fiscal 1996 (collectively the "Named Officers").

                          SUMMARY COMPENSATION TABLE

                                                                    LONG TERM
                                   ANNUAL COMPENSATION             COMPENSATION
                           -----------------------------------  ----------------
NAME AND                     FISCAL                                 RESTRICTED         ALL OTHER
PRINCIPAL POSITION            YEAR       SALARY        BONUS     STOCK AWARDS(1)    COMPENSATION(2)
------------------------- --------- -----------  ----------- ---------------- ----------------
William C. France             1996      $278,707        (3)          $      0          $754,972
Chairman and Chief            1995      $241,981     $126,860        $      0          $  6,015
Executive Officer             1994      $205,947     $ 86,800        $      0          $  3,511

James C. France               1996      $224,778        (3)          $      0          $464,378
President and Chief           1995      $200,121     $ 83,140        $      0          $ 12,406
Operating Officer             1994      $173,845     $ 58,640        $      0          $ 13,009

John E. Graham                1996      $190,922     $ 65,806        $293,750          $  7,724
Vice President                1995      $180,462     $110,228        $      0          $  1,607
                              1994      $      0     $      0        $      0          $      0

H. Lee Combs                  1996      $172,226     $ 72,179        $172,020          $ 11,102
Senior Vice President--       1995      $116,972     $ 35,218        $ 60,986          $  9,581
Operations                    1994      $104,575     $ 27,634        $113,490          $ 11,111

Lesa D. Kennedy               1996      $173,553     $ 69,223        $149,695          $  8,648
Executive Vice President      1995      $109,608     $ 32,573        $ 53,168          $  8,482
                              1994      $ 92,976     $ 24,486        $ 98,746          $  6,618

---------------------
(1) Reflects the aggregate market value of shares awarded under the Company's 1994 Long Term Incentive Plan (calculated by multiplying the average of the bid and asked prices for the Company's existing common stock by the number of shares awarded). The indicated awards were made in January with respect to services rendered in the prior fiscal year. See Note 9 of Notes to the Company's Consolidated Financial Statements.

(2) The compensation reported in this column consists of (i) payments for insurance, including premium payments and related expense for split-dollar and other life insurance, accidental death and dismemberment insurance and group health insurance, (ii) medical expense reimbursements, and (iii) contributions to the Company's 401(k) plan. The amounts applicable to each Named Officer for each category for fiscal 1996 are as follows: William C. France ($751,724, $3,248 and $0, respectively); James C. France ($456,724, $1,219 and $6,435, respectively); John E. Graham ($1,724, $0 and $6,000, respectively); Lesa
    D. Kennedy ($1,724, $0 and $6,924, respectively); and H. Lee Combs ($1,724, $2,667 and $6,711, respectively). Pursuant to the Company's split-dollar life insurance arrangements, the premiums will be repaid to the Company in future periods. See Note 9 of Notes to the Company's Consolidated Financial Statements.

(3) Bonuses for services rendered in fiscal 1996 have not been determined as of the date of this Report.

1996 LONG-TERM INCENTIVE PLAN

   The Company's 1996 Long-Term Incentive Plan (the "1996 Plan") was adopted by the Board of Directors in September 1996. The purpose of the 1996 Plan is to attract and retain key employees and consultants of the Company, to provide an incentive for them to achieve long-range performance goals, and to enable them to participate in the long-term growth of the Company.

   The 1996 Plan authorizes the grant of stock options (incentive and nonstatutory), stock appreciation rights ("SARs") and restricted stock to employees and consultants of the Company capable of contributing to the Company's performance. The Company has reserved an aggregate of 1,000,000 shares (subject to adjustment for stock splits and similar capital changes) of Class A Common Stock for grants under the 1996 Plan. Incentive Stock Options may be granted only to employees eligible to receive them under the Internal Revenue Code of 1996, as amended.

   The Board of Directors has appointed the Compensation Committee (the "Committee") to administer the 1996 Plan. Awards under the 1996 Plan will contain such terms and conditions not inconsistent with the 1996 Plan as the Committee in its discretion approves.

  The Committee has discretion to administer the 1996 Plan in the manner which it determines, from time to time, is in the best interest of the Company. For example, the Committee will fix the terms of stock options, SARs and restricted stock grants and determine whether, in the case of options and SARs, they may be exercised immediately or at a later date or dates. Awards may also be granted subject to conditions relating to continued employment and restrictions on transfer. In addition, the Committee may provide, at the time an award is made or at any time thereafter, for the acceleration of a participant's rights or cash settlement upon a change in control of the Company. The terms and conditions of awards need not be the same for each participant. The foregoing examples illustrate, but do not limit, the manner in which the Committee may exercise its authority in administering the 1996 Plan. In addition, all questions of interpretation of the 1996 Plan will be determined by the Committee.

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

LONG TERM INCENTIVE PLAN COMPENSATION

   1994 LONG-TERM INCENTIVE PLAN. In 1993, based upon recommendation of the Compensation Committee, the Company retained the HayGroup to assist in the design of a long term incentive compensation plan for specified key employees, which is known as the "International Speedway Corporation 1994 Long-Term Incentive Plan." This plan was recommended by the Compensation Committee of the Board of Directors, unanimously approved by all outside directors and ratified by the entire Board of Directors on November 17, 1993. It was approved by the written consent of the holders of a majority of the outstanding shares of the Company on the same date. The purpose of this plan is to attract and retain qualified and competent executives by providing significant opportunities for capital accumulation and to enhance the growth and profitability of International Speedway Corporation (the "Company") by focusing on long-term goals and creation of increases in shareholder value. The long term incentive plan sets aside 50,000 shares of restricted stock for implementation of the plan. Awards of restricted shares of Stock will be assigned to officers and key employees who are capable of having a significant impact on the performance of the Company. The amount of shares for each participant is based primarily an analysis and recommendations by compensation specialists of the HayGroup. Future Awards are to be granted for continued participation in the plan and upon continued Company performance in fiscal years 1994, 1995 and 1996. The restricted shares will be granted to participants each year based upon the Company's performance as measured against annual financial goals established by the Board of Directors. The number of shares granted can range from 0 to 125% of the targeted award depending upon the Company's actual operating results as compared to its annual financial goals. Several aspects of the plan and its implementation are subject to the discretion of the Compensation Committee.

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

COLLATERAL ASSIGNMENT SPLIT-DOLLAR INSURANCE

     In October 1995, based upon evaluation and recommendation of the Compensation Committee, the Company entered into collateral assignment split-dollar insurance agreements covering the lives of the Chairman/CEO, the President/COO and their respective spouses. Pursuant to the agreements, the Company will advance annual premiums of approximately $1,205,000 each year for a period of eight years. Upon surrender of the policies or payment of the death benefits thereunder, the Company is entitled to the repayment of an amount equal to the cumulative premiums paid by the Company. Although Securities and Exchange Commission (SEC) rules require disclosure of the entire premium advanced by the Company in the Summary Compensation Table, the Compensation Committee determined the compensation aspect of the plan was actually less than the total premium because of the repayment requirement and represented reasonable and appropriate compensation to the covered executives, when considered in light of their total compensation package.

   CHAIRMAN/CEO COMPENSATION BASES. The Compensation Committee determined a 14.5% increase in Chairman/CEO compensation was appropriate in light of the continued growth in earnings per share in 1995.

                                           Thomas W. Staed
                                                          Chapman J. Root, II
         Lloyd E. Reuss
                             PERFORMANCE GRAPH

   The rules of the Securities and Exchange Commission (SEC) require the Company to provide a line graph covering at least the last five fiscal years and comparing the yearly percentage change in the Company's total shareholder return on common stock with the cumulative total return of a broad equity index assuming reinvestment of dividends and the cumulative total return, assuming reinvestment of dividends, of a published industry or line-of-business index; peer issuers selected in good faith; or issuers with similar market capitalization. The graph below compares the cumulative total return of the Company's common stock (the single class existing prior to the recapitalization and the offering) with that of the index of all NASDAQ stocks and with the 40 NASDAQ issues listed in SIC codes 7900-7999, which encompasses service businesses in the amusement, sports and recreation industry, which includes indoor operations which are not subject to the impact of weather on operations and pari-mutual and other wagering operations. The Company conducts large outdoor sporting and entertainment events which are subject to the impact of weather, and is not involved in pari-mutual or other wagering. The stock price shown has been estimated from the high and low prices for each quarter for which the close is not available. Because of the unique nature of the Company's business and the fact that only short term limited public information is available concerning two of its major competitors, and no public information is available concerning its other major competitors, the Company does not believe that the information presented below is meaningful.

COMPARISON OF FIVE YEAR CUMULATIVE RETURN AMONG
INTERNATIONAL SPEEDWAY CORP., NASDAQ Market Index and NASDAQ SIC 7900 Index

[The line graph on the information statement furnished to shareholders depicts the plotting of the following information.]

 Measurement Period          ISC         NASDAQ      NASDAQ
(Fiscal Year Covered)                    Market      SIC 7900
                                         Index       Index

Measurement Pt - 8/31/91     $100.00     $100.00     $100.00

FYE 8/31/92                  $132.98     $110.21     $108.45
FYE 8/31/93                  $175.23     $263.61     $143.07
FYE 8/31/94                  $178.14     $182.89     $148.91
FYE 8/31/95                  $379.97     $142.35     $200.55
FYE 8/31/96                  $476.27     $108.26     $226.17

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth information as of October 31, 1996 with respect to the beneficial ownership of the Company's outstanding Class B Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the Class B Common Stock, (ii) each director or Named Officer of the Company who beneficially owns any Class B Common Stock, and (iii) all directors and executive officers of the Company as a group. As described in the notes to the table, voting and/or investment power with respect to certain shares of Common Stock is shared by the named individuals. Consequently, such shares may be shown as beneficially owned by more than one person.



                                              CLASS B COMMON STOCK
                                            BENEFICIALLY OWNED (2)(3)
                              ----------------------------------------------------
                                                            PERCENTAGE OF                 PERCENTAGE
                                                         TOTAL COMMON STOCK          COMBINED VOTING POWER
                                                 ---------------------------------      OF COMMON STOCK
NAME OF BENEFICIAL OWNER(1)    NUMBER OF SHARES   BEFORE OFFERING   AFTER OFFERING     AFTER THE OFFERING
---------------------------- ----------------- ----------------  --------------- ----------------------
France Family Group(4)  ....      21,131,685           61.4%             55.0%                60.0%
James C. France(5) .........      15,299,535           44.4              39.8                 43.4
William C. France(6) .......      15,297,315           44.4              39.8                 43.4
Lesa D. Kennedy(7) .........         364,965            1.1                *                   1.0
Raymond K. Mason, Jr.(8)  ..         346,740            1.0                *                    *
Brian Z. France(9) .........         286,740             *                 *                    *
James H. Foster(10) ........         220,815             *                 *                    *
Thomas W. Staed ............          45,000             *                 *                    *
H. Lee Combs(11) ...........          38,055             *                 *                    *
John E. Graham, Jr. ........          18,750             *                 *                    *
Robert W. Emerick ..........          15,000             *                 *                    *
Chapman J. Root, II ........          13,500             *                 *                    *
Robert E. Smith(12) ........          10,230             *                 *                    *
J. Hyatt Brown(13) .........           9,000             *                 *                    *
John R. Cooper .............           1,500             *                 *                    *
Christy F. Harris ..........             150             *                 *                    *
All directors and executive
  officers as a group
  (20 persons)(14) .........      21,327,270           62.0%             55.5%                60.5%

---------------------
  *  Less than 1%.

 (1) The address of each of the beneficial owners identified is c/o the Company, 1801 West International Speedway Boulevard, Daytona Beach, Florida 32114.
 (2) Unless otherwise indicated, each person has sole voting and investment power with respect to all such shares.
 (3) Prior to the Offering, there were no outstanding shares of Class A
     Common Stock. Commencing 90 days after the Offering, each share of Class B Common Stock will be convertible at the option of the holder into one share of Class A Common Stock.
 (4) Reflects the aggregate of 20,271,465 shares indicated in the table as beneficially owned by James C. France, William C. France, Lesa D.
     Kennedy and Brian Z. France, as well as 860,220 shares held of record by the adult children of James C. France. See footnotes (5), (6) and (7).
 (5) Reflects (i) 267,720 shares held of record by James C. France, (ii) 304,725 shares held of record by Sharon M. France, his spouse, (iii) 9,115,125 shares held of record by Western Opportunity Limited Partnership ("Western Opportunity"), (iv) 3,750,000 shares held of record by Carl Investment Limited Partnership ("Carl"), and (v) 1,861,965 shares held of record by White River Investment Limited Partnership ("White River"). James C. France is the sole shareholder and director of (x) Principal Investment Company, one of the two general partners of Western Opportunity, (y) Quaternary Investment Company, the general partner of Carl, and (z) Secondary Investment Company, one of the two general partners of White River. Also see footnote (6). Does not include an aggregate of 860,220 shares held of record by the adult children of James
     C. France.
 (6) Reflects (i) 265,500 shares held of record by William C. France, (ii) 304,725 shares held of record by Betty Jane France, his spouse, (iii) 9,115,125 shares held of record by Western Opportunity, (iv) 3,750,000 shares held of record by Polk City Limited Partnership ("Polk City"), and (v) 1,861,965 shares held of record by White River. William C.
     France is the sole shareholder and director of each of (x) Sierra Central Corp., one of the two general partners of Western Opportunity, (y) Boone County Corporation, the general partner of Polk City, and (z) Cen Rock Corp., one of the two general partners of White River. Also see footnote
     (5). Does not include the aggregate of 651,705 shares shown in the table as beneficially owned by Lesa D. Kennedy and Brian Z. France, adult children of William C. France.
 (7) Reflects (i) 333,240 shares held of record by Ms. Kennedy, (ii) 15,975 shares held of record by Ms. Kennedy as custodian for her minor son, Benjamin, and (iii) 15,750 shares held of record as joint tenants with Bruce S. Kennedy, her spouse.
 (8) Includes 150,000 shares owned by American Banks of Florida, Inc. (Mr. Mason serves as President and a director of, and has an 18% interest in, this entity), as to which Mr. Mason disclaims beneficial ownership.
 (9) Does not reflect the possible sale of up to 50,000 shares pursuant to an over-allotment option granted to the underwriters of the Offering.
(10) Reflects (i) 70,815 shares held of record by Mr. Foster, (ii) 75,000 shares held of record by Mr. Foster as trustee, and (iii) 75,000 shares held of record by Barbara S. Foster, his spouse, as trustee.
(11) Reflects 37,305 shares held of record by Mr. Combs and 750 shares held of record as joint tenants with Karen Combs, his spouse.
(12) Reflects 9,435 shares held of record by Mr. Smith and 795 shares held of record as joint tenants with his spouse.
(13) Reflects shares held of record as joint tenants with Cynthia R. Brown, his spouse.
(14) See footnotes (5) through (13).


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   NASCAR, which sanctions most of the Company's major racing events, is controlled by William C. France and James C. France. Standard NASCAR sanction agreements require racetrack operators to pay various monies to NASCAR for each sanction event conducted. Included are sanction fees and prize and point fund monies. The prize and point fund monies are distributed by NASCAR to participants in the events. The aggregate NASCAR sanction fees and prize and point fund monies paid by the Company with respect to fiscal 1994, fiscal 1995 and fiscal 1996 were $9.4 million, $11.8 million and $13.8 million, respectively.

   In addition, NASCAR and the Company share a variety of expenses in the ordinary course of business. NASCAR pays rent to the Company for office space based upon estimated fair market lease rates for comparable facilities. NASCAR also reimburses the Company for 50% of the compensation paid to personnel working in the Company's legal and risk management departments, as well as 50% of the compensation expense associated with receptionists and the Company's archive departments. The Company's payments to NASCAR for MRN Radio's broadcast rights to Craftsman Truck Series races represents an agreed-upon percentage of the Company's advertising revenues attributable to such race broadcasts. NASCAR's reimbursement for use of the Company's mail room, graphics and publications departments, and the Company's reimbursement of NASCAR for use of corporate aircraft, is based on actual usage. The aggregate amount paid by the Company to NASCAR for shared expenses, net of the amounts received from NASCAR for shared expenses, totaled approximately $62,000, $71,000 and $359,000 during fiscal 1994, 1995 and fiscal 1996, respectively. The Company strives to ensure, and management believes that, the terms of the Company's transactions with NASCAR are no less favorable to the Company than could be obtained in arms'-length negotiations.

   J. Hyatt Brown, a director of the Company, serves as President and Chief Executive Officer of Poe & Brown, Inc. ("Poe"). Poe has received commissions for serving as the Company's insurance broker for several of the Company's insurance policies, including its property and casualty policy, certain employee benefit programs and the split-dollar arrangements established for the benefit of William C. France, James C. France and their respective spouses. The aggregate commissions received by Poe in connection with Company policies were approximately $70,000, $80,000 and $294,000 during fiscal 1994, fiscal 1995 and fiscal 1996, respectively.

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

                                  PART IV

ITEM 14.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

(a)    Documents filed as a part of this report

1.     Consolidated Financial Statements listed below:

Consolidated Balance Sheets
      - August 31, 1995 and 1996

Consolidated Statements of Income
      - Years ended August 31, 1994, 1995 and 1996

Consolidated Statements of Shareholders' Equity
      - Years ended August 31, 1994, 1995 and 1996

Consolidated Statements of Cash Flows
      - Years ended August 31, 1994, 1995 and 1996

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

3.   Exhibits:

     Exhibit
     Number    Description of Exhibit             Filing Status

1.   (3)(i)    - Articles of Incorporation        filed herewith
2.   (3)(ii)   - By-Laws                          filed herewith
3.   (10)      - Daytona Property Lease           filed herewith
4.   (10)      - 1994 Long-Term Incentive Plan*   filed herewith
5.   (10)      - 1996 Long-Term Incentive Plan*   filed herewith
6.   (10)      - Split-Dollar Agreement (WCF)*    filed herewith
7.   (10)      - Split-Dollar Agreement (JCF)*    filed herewith
8.   (22)      - Subsidiaries of the Registrant   filed herewith
9.   (27)      - Financial Data Schedule          filed herewith

* Compensatory Plan required to be filed as an exhibit pursuant to Item 14(c).

(b)  Reports on Form 8-K

   During the fourth quarter of the period covered by this report the Company filed two reports on Form 8-K.

   The first report on Form 8-K was dated September 5, 1996, had reported the Company had determined to change its fiscal year-end to November 30 effective December 1, 1996. This will result in a three-month transition period commencing September 1, 1996, and thereafter a new fiscal year beginning December 1, 1996 and ending November 30, 1997. Pursuant to Rule 13a-10(c) the report covering the transition period will be filed on Form 10-Q and will contain financial statements which are not audited.

   The second report on Form 8-K was dated October 21, 1996, and, as amended, reported the information contained in the second paragraph of Item 3. Legal Proceedings.

   Financial statements of Watkins Glen International, Inc., in which the Company has a 50% investment interest are omitted because the investment does not meet the significant subsidiary test of Rule 3-09 of Regulation S-X.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

   Management believes that this report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, (i) the Company's growth strategies, (ii) anticipated trends in the motorsports industry and demographics, and (iii) the Company's ability to enter into contracts with television networks and sponsors. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of various factors including, among others, general economic conditions, governmental regulation and competitive factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact transpire.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                          INTERNATIONAL SPEEDWAY CORPORATION


DATE:    November 12, 1996             /s/ William C. France
                                        William C. France, Chairman,
                                        Chief Executive Officer & Director


DATE:    November 12, 1996             /s/ Susan G. Schandel
                                        Susan G. Schandel
                                        Chief Financial Officer


DATE:    November 12, 1996             /s/ James C. France
                                        James C. France
                                        Director


DATE:    November 12, 1996             /s/ Lesa D. Kennedy
                                        Lesa D. Kennedy
                                        Director


DATE:    November 12, 1996             /s/ H. Lee Combs
                                        H. Lee Combs
                                        Director


DATE:    November 12, 1996             /s/ James H. Foster
                                        James H. Foster
                                        Director


DATE:    November 12, 1996             /s/ J. Hyatt Brown
                                        J. Hyatt Brown
                                        Director


DATE:    November 12, 1996             /s/ Brian Z. France
                                        Brian Z. France
                                        Director


DATE:    November 12, 1996             /s/ Raymond K. Mason, Jr.
                                        Raymond K. Mason, Jr.
                                        Director


DATE:    November 12, 1996             /s/ Daniel W. Houser
                                        Daniel W. Houser
                                        Controller