Form 10-Q
period 1996-11-30
INTERNATIONAL SPEEDWAY CORP
filed 1997-01-13
CIK 51548

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-Q


Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ended November 30, 1996.

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

    Class A Common Stock, -  4,000,000 shares as of December 31, 1996.
    Class B Common Stock, - 34,406,325 shares as of December 31, 1996.

PART I. - FINANCIAL INFORMATION
Item 1. - Financial Statements

                INTERNATIONAL SPEEDWAY CORPORATION
              Condensed Consolidated Balance Sheets

                                                                August 31,   November 30,
                                                                   1996          1996
                                                                             (unaudited)
                                                                ------------ -------------
                                                                      (IN THOUSANDS)
                            ASSETS
Current Assets:
 Cash and cash equivalents ...................................    $  9,042      $  8,057
 Short-term investments ......................................       8,369        75,557
 Receivables, less allowances of $35 .........................       3,455         4,860
 Inventories .................................................       1,409         1,253
 Prepaid expenses and other current assets ...................       2,410         1,759
 Deferred income taxes .......................................           0         1,147
                                                                ------------ ------------
Total Current Assets .........................................      24,685        92,633

Property and Equipment - at cost - less accumulated
 depreciation of $39,258 ($36,912 at August 31) ..............      98,835       111,353

Other Assets:
 Cash surrender value of life insurance (Note 3)..............       1,214         2,337
 Equity investments ..........................................      27,256        26,952
 Long-term investments .......................................         500           500
 Other .......................................................         301           294
                                                                ------------ ------------
                                                                    29,271        30,083
                                                                ------------ ------------
Total Assets .................................................    $152,791      $234,069
                                                                ============ ============

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable ............................................    $  3,820      $  3,306
 Income taxes payable ........................................          57            87
 Deferred income .............................................      25,963        35,760
 Other current liabilities ...................................       1,596           558
                                                                ------------ ------------
Total Current Liabilities ....................................      31,436        39,711

Deferred income taxes ........................................      14,688        15,069
Commitments and Contingencies
Shareholders' Equity (Notes 1 and 5)
 Class A Common Stock, $.01 par value, 80,000,000 shares
   authorized; 0 and 4,000,000 issued at August 31
   and November 30, respectively..............................           0            40
 Class B Common Stock, $.01 par value, 40,000,000 shares
   authorized; 34,423,890 and 34,406,325 issued at August 31
   and November 30, respectively..............................         344           344
 Additional paid-in capital ..................................       8,127        82,236
 Retained earnings ...........................................      99,986        98,119
                                                                ------------ ------------
                                                                   108,457       180,739
 Less unearned compensation--restricted stock .................      1,790         1,450
                                                                ------------ ------------
Total Shareholders' Equity ...................................     106,667       179,289
                                                                ------------ ------------
Total Liabilities and Shareholders' Equity ...................    $152,791     $ 234,069
                                                                ============ ============

See accompanying notes and accountants' review report.

                      INTERNATIONAL SPEEDWAY CORPORATION
                Condensed Consolidated Statements of Operations

                                                        Three Months ended
                                                            November 30,
                                                          1995        1996
                                                      (Unaudited)  (Unaudited)
                                                     _________________________
                                                       (In Thousands, Except
                                                          Per Share Data)
REVENUES:

  Admissions, net....................................   $ 3,626       $ 4,191
  Motorsports related income.........................     3,029         3,972
  Food, beverage and souvenir income.................     1,725         1,943
  Other income.......................................       162           390
                                                     ___________   ___________
                                                          8,542        10,496
EXPENSES:

  Direct expenses:
    Prize and point fund monies
      and NASCAR sanction fees.......................     1,442         1,301
    Motorsports related expenses.....................     1,766         2,814
    Food, beverage and souvenir expenses.............     1,255         1,536
  General and administrative expenses................     4,266         5,057
  Depreciation.......................................     1,287         2,353
                                                     ___________   ___________
                                                         10,016        13,061
                                                     ___________   ___________

Operating loss ......................................    (1,474)       (2,565)
Interest income, net ................................       290           261
Equity in net loss from equity investments (Note 6)..      (154)         (304)
                                                     ___________   ___________
                                                         (1,338)       (2,608)
Income tax benefit ..................................      (318)         (741)
                                                     ___________   ___________

Net Loss ............................................  ($ 1,020)     ($ 1,867)
                                                     ===========   ===========
Loss per share (Note 2)..............................  ($  0.03)     ($  0.05)
                                                     ===========   ===========
Dividends per share..................................   $   ---       $   ---
                                                     ===========   ===========

See accompanying notes and accountants' review report.

                      International Speedway Corporation
            Condensed Consolidated Statements of Shareholders' Equity

                                          CLASS A    Class B
                                          COMMON     COMMON                              UNEARNED
                                           STOCK      STOCK     ADDITIONAL             COMPENSATION-       TOTAL
                                          $.01 PAR   $.01 PAR    PAID-IN     RETAINED   RESTRICTED      SHAREHOLDERS'
                                           VALUE      VALUE      CAPITAL     EARNINGS     STOCK            EQUITY
                                          ---------  ---------  -----------  -------- ---------------  --------------
                                                                         (IN THOUSANDS)
BALANCE AT AUGUST 31, 1995 ............   $ --          $ 344      $1,853   $83,846        $  (796)       $ 85,247

Activity 9/1/95 - 11/30/95:
  Net Loss - Unaudited.................                    --          --    (1,020)            --          (1,020)

  Amortization of unearned compensation
   - unaudited.........................                    --          --        --             80              80
                                          ---------  ---------  -----------  -------- ---------------  --------------
BALANCE AT NOVEMBER 30, 1995  unaudited                   344       1,853    82,826           (716)         84,307

Activity 12/1/95 - 8/31/96:
  Net income - unaudited................    --             --          --    20,701             --          20,701
  Cash dividends paid - unaudited.......    --             --          --    (1,836)            --          (1,836)
  Reacquisition of previously issued
   common stock - unaudited.............    --             (1)         (2)   (1,705)            --          (1,708)
  Restricted stock granted - unaudited..    --              1       1,599        --         (1,600)             --
  Amortization of unearned compensation
   - unaudited..........................    --             --          --        --            526             526
  Recapitalization of equity investment
   - unaudited.........................     --             --       4,677        --             --           4,677
                                          ---------  ---------  -----------  -------- ---------------  --------------
BALANCE AT AUGUST 31, 1996 .............                  344       8,127    99,986         (1,790)        106,667

Activity 9/1/96 - 11/30/96:
  Net loss - unaudited..................    --             --          --    (1,867)            --          (1,867)
  Public offering -Class A Common Stock     40             --      74,327        --             --          74,367
  Forfeiture of restricted shares           --             --        (218)       --            218              --
  Amortization of unearned compensation     --             --          --        --            122             122
                                           ---------  ---------  -----------  -------- ---------------  --------------

Balance at November 30, 1996 - unaudited  $ 40           $344     $82,236   $98,119        $(1,450)       $179,289
                                          =========  =========  ============ ======== ===============  ==============


See accompanying notes and accountants' review report.

                       International Speedway Corporation
                 Condensed Consolidated Statements of Cash Flows

                                                     Three Months ended
                                                         November 30
                                                    1995             1996
                                                 (Unaudited)      (Unaudited)
                                                ______________________________
                                                          (In Thousands)
OPERATING ACTIVITIES
Net loss........................................   $(1,020)         $ (1,867)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
    Depreciation................................     1,287             2,353
    Amortization of unearned compensation.......        80               122
    Deferred income taxes.......................      (448)             (766)
    Undistributed loss from equity investments .       116               304
    Gain on disposition of property and
     equipment..................................        (8)               -
  Changes in operating assets and liabilities:
    Receivables.................................    (1,862)           (1,405)
    Inventories.................................       127               156
    Prepaid expenses and other current assets...     1,121              (651)
    Other assets................................         6                -
    Accounts payable............................       (35)             (514)
    Income taxes payable........................      (218)               30
    Deferred income.............................     5,220             9,797
    Other current liabilities...................      (693)           (1,038)
                                                ______________________________
Net cash provided by operating activities.......     3,673             7,823

INVESTING ACTIVITIES
  Acquisition of investments....................   (12,987)          (70,959)
  Proceeds from maturities of investments.......    34,040             3,771
  Capital expenditures..........................    (8,229)          (14,864)
  Investment in PSH Corp........................   (14,975)               -
  Cash surrender value of life insurance........      (740)           (1,123)
  Proceeds from sale of assets..................         8                -
                                                ______________________________
Net cash used in investing activities...........    (2,883)          (83,175)

FINANCING ACTIVITIES
  Issuance of Class A Common Stock..............        -             74,367
  Short-term borrowings..........................       -              7,800
  Repayment of short-term borrowings............        -             (7,800)
                                                ______________________________
Net cash provided by financing activities.......        -             74,367

Net increase (decease) in cash and cash
  equivalents...................................       790              (985)

Cash and cash equivalents at beginning of period     7,871             9,042
                                                ______________________________

Cash and cash equivalents at end of period ......   $8,661            $8,057
                                                ==============================

See accompanying notes and accountants' review report.

                       International Speedway Corporation
              Notes to Condensed Consolidated Financial Statements
                      August 31, 1996 and November 30, 1996
                  (Unaudited - See Accountants' Review Report)

1.  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and generally accepted accounting principles but do not include all of the information and disclosures required for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K. In management's opinion, the statements include all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to conform to the financial presentation at November 30, 1996.

On September 5, 1996 the Company's Board of Directors approved a recapitalization of the Company which became effective on November 4, 1996, concurrently with the effectiveness of the Registration Statement filed on September 6, 1996 with the Securities and Exchange Commission in connection with the offering of 4,000,000 shares of the Company's newly authorized Class A Common Stock (discussed below). The recapitalization modified the Company's authorized capital to include one million shares of Preferred Stock, eighty million shares of Class A Common Stock and forty million shares of Class B Common Stock. Pursuant to the recapitalization, all of the Company's existing outstanding shares of Common Stock were automatically converted, on a 15-for-one basis, into the newly authorized shares of Class B Common Stock and the shares of Common Stock previously held as treasury stock were retired. Shareholders' equity and all share information and per share data have been adjusted to give effect to the recapitalization and related stock split.

Effective December 1, 1996, the Company changed its fiscal year-end from August 31 to November 30. This resulted in a three-month transition period commencing September 1, 1996 and ending November 30, 1996.

Because of the seasonal concentration of racing events, the results of operations for the three-month periods ended November 30, 1995 and 1996 are not indicative of the results to be expected for the year.

2. Loss Per Share

Loss per share has been computed on the weighted average total number of common shares outstanding during the respective periods. Weighted average shares outstanding for the three-month periods ended November 30, 1995 and 1996 were 34,395,975 and 35,610,510 respectively.


3. Related Party Disclosures and Transactions

All of the racing events that take place during the Company's fiscal year are sanctioned by various racing organizations such as the Sports Car Club of America (SCCA), Automobile Racing Club of America (ARCA), American Motorcyclist Association (AMA), the Championship Cup Series (CCS), International Motor Sports Association (IMSA), World Karting Association
(WKA), Federation Internationale de l'Automobile (FIA), Federation Internationale Motorcycliste (FIM), and the National Association for Stock Car Auto Racing, Inc. (NASCAR). NASCAR, which sanctions some of the Company's principal racing events, is a member of the France Family Group which controls in excess of 60% of the outstanding stock of the Company and some members of which serve as directors and officers. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors totaled approximately $1,218,000 and $1,101,000 for the three-month periods ended November 30, 1995 and 1996, respectively.

In October 1995 the Company entered into collateral assignment split-dollar insurance agreements covering the lives of William C. France and James C.
France and their respective spouses. Pursuant to the agreements, the Company will advance the annual premiums of approximately $1,205,000 each year for a period of eight years. Upon surrender of the policies or payment of the death benefits thereunder, the Company is entitled to repayment of an amount equal to the cumulative premiums previously paid by the Company. The Company may cause the agreements to be terminated and the policies surrendered at any time after the cash surrender value of the policies equals the cumulative premiums advanced under the agreements. During the three-month periods ended November 30, 1995 and 1996, the Company recorded a net insurance expense of approximately $81,000 and $38,000 respectively, representing the excess of the premiums paid over the increase in cash surrender value of the policies associated with these agreements.


4. Supplemental Disclosures of Cash Flow Information

Cash paid for income taxes and interest for the three months ended November 30, 1995 and 1996 is as follows:

                                           1995                  1996
                                        ________________________________
                                             (Thousands of Dollars)

                  Income taxes paid        $347                  $185
                                        ================================
                  Interest paid            $ --                  $ 69
                                        ================================

5.  Class A Common Stock Offering

On November 4, 1996 the Company sold 4,000,000 shares of its newly created Class A Common Stock in an underwritten public offering. The price to the public was $20 per share. The net proceeds to the Company from the sale of the stock sold by the Company in the Offering were approximately $74.4 million, after deduction of underwriting discounts and commissions and expenses of the Offering. The Company intends to use approximately $40 million of such net proceeds to fund the completion of certain additions and improvements to the Company's Motorsports facilities, including additional suites and grandstand seating at Daytona International Speedway, Talladega Superspeedway and Darlington Raceway. Approximately $7.8 million of the net proceeds of this Offering were used to repay borrowings incurred under one of the Company's lines of credit in September 1996 to fund the Company's acquisition of properties in close proximity to Daytona International Speedway. The approximately $26.6 million of remaining net proceeds will be used for working capital and other general corporate purposes, including potential acquisitions and continued improvements to and expansion of the Company's operations. However, the Company does not currently have any understanding or arrangement regarding any potential acquisition. Pending such uses, the Company has invested the net proceeds of the Offering in money market funds or other interest-bearing obligations, the carrying value of which approximates their fair value at November 30, 1996.

6. Legal Proceedings

On October 21, 1996, the Company's Americrown subsidiary was served with a Class Action Complaint filed in the Circuit Court of Talladega County, Alabama by Howard Padgett, Bill Lutz and Tommy Jones. The complaint was filed in September 1996 and alleges, among other things, that Americrown engaged in price-fixing activities in connection with the sale of racing souvenirs and merchandise at the Talladega Superspeedway. The complaint seeks at least $500 for each member of the class (persons buying racing souvenirs at Talladega Superspeedway since September 1992), but does not otherwise seek to recover compensatory or punitive damages or statutory attorneys' fees. Americrown has removed the suit from the state court to the Federal District Court for the Northern District of Alabama - Eastern Division. The plaintiffs oppose the removal to Federal District Court and have filed a motion with the Federal District Court seeking to have the suit remanded to the Circuit Court of Talladega County, Alabama. The Federal District Court has not yet ruled on the motion for remand. Americrown disputes the allegations and intends to defend the action fully and vigorously.

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

"Admissions" revenue includes ticket sales from all of the Company's events, track tours and, since July 1996, DAYTONA USA. Admissions revenue for racing events is recorded upon completion of the related motorsports event.

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

"Food, beverage and souvenir income" includes revenues from concession stands, hospitality catering and direct sales of souvenirs, programs and other merchandise, as well as fees paid by third party vendors for the right to sell souvenirs and concessions at the Company's facilities.

Expenses include (i) prize and point fund monies and NASCAR sanction fees, (ii) motorsports related expenses, which include costs of competition paid to sanctioning bodies other than NASCAR, labor, advertising and other expenses associated with the Company's promotion of its racing events, and (iii) food, beverage and souvenir expenses, consisting primarily of labor and costs of goods sold.

The following table sets forth, for each of the indicated periods, certain selected income statement data as a percentage of total revenues:

                                                        Three Months ended
                                                            November 30,
                                                          1995        1996
                                                      (Unaudited) (Unaudited)
                                                      _______________________
Revenues:

  Admissions, net....................................      42.4%         39.9%
  Motorsports related income.........................      35.5          37.9
  Food, beverage and souvenir income.................      20.2          18.5
  Other income.......................................       1.9           3.7
                                                     ___________   ___________
    Total revenues ..................................     100.0%        100.0%

Expenses:

  Direct expenses:
    Prize and point fund monies
      and NASCAR sanction fees.......................      16.9          12.4
    Motorsports related expenses.....................      20.7          26.8
    Food, beverage and souvenir expenses.............      14.7          14.6
  General and administrative expenses................      49.9          48.2
  Depreciation.......................................      15.1          22.4
                                                     ___________   ___________
    Total expenses ..................................     117.3         124.4
                                                     ___________   ___________
Operating loss ......................................     (17.3)        (24.4)
Interest income, net ................................       3.4           2.5
Equity in net loss from equity investments (Note 6)..      (1.8)         (2.9)
                                                     ___________   ___________
Loss before income taxes ............................     (15.7)        (24.8)
Income tax benefit ..................................      (3.7)         (7.0)
                                                     ___________   ___________
Net loss ............................................     (12.0%)       (17.8%)



Admissions revenue increased approximately $600,000, or 15.6%, for the three months ended November 30, 1996 as compared to the three months ended November
30, 1995.   DAYTONA USA accounted for substantially all of the increase.  The remainder of the increase was due to the new IMSA Finale event held at the Company's Daytona facility. Increased seating capacity at the September 1996 NASCAR Winston Cup event conducted at the Company's Darlington facility offset the impact of the timing of the Labor Day NASCAR Busch Grand National event held at Darlington Raceway, which was conducted in August of 1996 and in September of 1995.

Motorsports related income increased approximately $900,000, or 31.1% during the three months ended November 30, 1996 as compared to the three months ended November 30, 1995. This increase resulted primarily from an increase in promotion and sponsorship fees from DAYTONA USA of approximately $500,000, and increases in advertising and royalties approximating $300,000.

Food, beverage and souvenir income increased approximately $200,000, or 12.6%, during the three months ended November 30, 1996 as compared to the three months ended November 30, 1995. This increase is primarily attributable to increased revenues from direct sales of souvenirs at the gift shop located adjacent to DAYTONA USA as well as fees paid by third party vendors for the right to sell souvenirs and concessions at the September NASCAR Winston Cup event conducted at the Company's Darlington facility.

Other income increased by approximately $200,000, or 140.7%, for the quarter ended November 30, 1996 in comparison to the same period of the prior year. This increase is primarily attributable to rental income from the Company's September 1996 purchase of real property in close proximity to Daytona International Speedway. It is uncertain whether rental income will continue at this level in the future.

Prize and point fund monies and NASCAR sanction fees decreased by approximately $100,000, or 9.8%, during the quarter ended November 30, 1996 as compared to the quarter ended November 30, 1995. This decrease in costs of competition is due to the timing of the Labor Day NASCAR Busch Grand National event held at the Company's Darlington facility in September of 1995 and in August of 1996, and is partially offset by an increase in costs of competition for the NASCAR Winston Cup event held at Darlington Raceway in September 1996.

Motorsports related expenses increased approximately $1 million, or 59.3%, for the three months ended November 30, 1996 as compared to the three months ended November 30, 1995. Labor, advertising and other costs associated with the operation of the new DAYTONA USA and the new IMSA Finale event held at the Company's Daytona facility accounted for approximately $600,000 and $300,000 of the increase in motorsports related expenses, respectively.

As food, beverage and souvenir income increases, the Company experiences a corresponding increase in related expenses. Food, beverage and souvenir expenses increased approximately $300,000 during the three months ending November 30, 1996 as compared with the same period of the prior year. Increased personnel related expenses accounted for approximately $200,000 of the increase. The remaining increase is due primarily to the incremental increase in product costs at margins consistent with the same period of the prior year.

General and administrative expenses increased approximately $800,000, or 18.5%, during the three months ended November 30, 1996, as compared to the three months ended November 30, 1995, due primarily to increases in wages and compensation costs related to the September 1996 purchase of real property. General and administrative expenses remained relatively constant as a percentage of total revenue during the three months ended November 30, 1996 and 1995.

The Company's depreciation expense increased approximately $1.1 million, or 82.8%, during the three months ended November 30, 1996, as compared to the same period of the prior year, primarily as a result of the new DAYTONA USA facility and the ongoing expansion of the Company's motorsports facilities.

Equity in net loss from equity investments represents the Company's prorata share of the current losses from its 50% investment in Watkins Glen, International (WGI) and its 20% investment in PSH Corp. accounted for using the equity method of accounting.

As a result of the foregoing, the Company's net loss increased approximately $850,000, or 83.0%, for the three months ended November 30, 1996 as compared to the same period of the prior year.

Liquidity and Capital Resources

General

The Company has historically generated sufficient cash flow from operations to fund its capital expenditures, investments and working capital needs, as well as to pay annual cash dividends. At November 30, 1996, the Company had working capital of $52.9 million, compared to a working capital deficit of $6.7 million at August 31, 1996, which is primarily attributable to the November 4, 1996 offering of 4 million shares of the Company's newly authorized Class A Common Stock as described under "Cash Flows." The Company expects to experience a decrease in working capital as it utilizes the net proceeds of the Offering for capital projects as described below under the caption "Capital Expenditures".

The Company also has two lines of credit with financial institutions totaling $16.0 million. One of the $8.0 million lines of credit expires in September 1997, and the other expires in December 1997. Borrowings under the credit facility of $7.8 million during the quarter ended November 30, 1996 were repaid during the same period. See "Cash Flows."


Cash Flows

Net cash provided by operating activities was approximately $7.8 million for the three months ended November 30, 1996, as compared to $3.7 million for the three months ended November 30, 1995. The difference between the Company's November 30, 1996 net loss of $1.9 million and the $7.8 million of operating cash flow was primarily attributable to $2.4 million of depreciation and a $9.8 million increase in deferred income, partially offset by a $1.4 million increase in receivables and a $1 million decrease in other current liabilities.

Net cash used in investing activities was $83.2 million for the three months ended November 30, 1996, compared to $2.9 million for the three months ended November 30, 1995. The $67.2 million in net acquisitions of investments is primarily attributable to the investment of $67.4 million of the proceeds from the Class A Common Stock offering in short-term government agency securities. Cash flows used in investing activities for the three months ended November 30, 1996 also included $14.9 million in capital expenditures (see "Capital Expenditures) and a $1.1 million dollar increase in the cash surrender value of officers life insurance primarily attributable to the payment of annual premiums under the collateral assignment split-dollar insurance agreements covering the lives of the Company's CEO, COO and their respective spouses.

Net cash provided by financing activities for the three months ended November 30, 1996 of $74.4 million is attributable to the proceeds of the issuance of 4 million shares of the Company's newly authorized Class A Common Stock on November 4, 1996. The proceeds to the Company of the 4 million shares of Class A Common Stock, offered at a price to the public of $20 per share, are net of $4.8 million in underwriting discounts and commissions and approximately $800,000 of other expenses of issuance and distribution. Borrowings under the credit facility of $7.8 million in September 1996 to finance the purchase of land and buildings in close proximity to the Company's Daytona facility were repaid in November 1996 from the net proceeds of the Class A Common Stock offering.

Capital Expenditures

Capital expenditures totaled $14.9 million for the three months ended November 30, 1996, compared to $8.2 million for the three months ended November 30, 1995. Capital expenditures during the three months ended November 30, 1996 related primarily to the purchase of real property in close proximity to Daytona International Speedway, ongoing construction related to the Winston Tower addition, additions to spectator capacity at the Company's Daytona and Talladega facilities and renovation of the Company's new corporate headquarters.

The Company expects to make approximately $40.0 million of capital expenditures within the next 24 months including approximately $16.4 million to increase seating and construct luxury suites along the "Superstretch" between turns two and three at Daytona International Speedway, approximately $2.4 million to complete the Winston Tower addition at the Daytona facility, approximately $10.1 million to increase seating capacity and construct luxury suites at the Company's Talladega and Darlington facilities, and approximately $4.4 million attributable to the current renovation of the Company's new corporate headquarters.

Future Liquidity

The Company believes that the remaining $66.6 million in net proceeds of the Class A Common Stock offering together with funds generated from operations will be sufficient to satisfy the Company's working capital requirements through at least fiscal 1997, as well as the Company's planned capital expenditures described above.

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

The deferred income tax liability increased from August 31, 1996 primarily as a result of differences between financial and tax accounting treatments relating to depreciation expense.

Inflation

Management does not believe that inflation has had a material impact on operating costs and earnings of the Company.

Factors That May Affect Operating Results

Statements contained in this Report that state the Company's or Management's anticipations, beliefs, expectations, hopes, intentions, predictions and/or strategies which are not purely historical fact or which apply prospectively are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21 of the Securities Exchange Act of 1934. All forward-looking statements contained in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those contained or projected in, or even implied by, such forward-looking statements. Some of the factors that could cause the actual results to differ materially are set forth below. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings. Copies of those filings are available from the Company and/or the SEC.

Dependency Upon NASCAR

The Company's success has been and will remain dependent upon maintaining a good working relationship with NASCAR, the sanctioning body for Winston Cup, NASCAR's Busch Series, Grand National Division ("Busch Grand National") and certain other races promoted by the Company. The Company and Watkins Glen International, Inc., its 50%-owned subsidiary ("Watkins Glen"), have sanctioning agreements to promote and market seven Winston Cup races, five Busch Grand National races and a number of other NASCAR races for the 1997 racing season.
Each NASCAR event sanctioning agreement is awarded on an annual basis.   In
fiscal 1995 and 1996, NASCAR-sanctioned races at the Company's facilities accounted for approximately 79.5% and 78.3%, respectively, of the Company's total revenues. Although William C. France and James C. France presently control both the Company and NASCAR and management believes that the Company will continue to maintain an excellent relationship with NASCAR for the foreseeable future, NASCAR is under no obligation to continue to enter into sanctioning agreements with the Company to promote any event. Failure to obtain a sanctioning agreement for a major NASCAR event would have a material adverse effect on the Company's financial condition and results of operations. Moreover, although the Company's general growth strategy includes the possible development and/or acquisition of additional motorsports facilities, there can be no assurance that NASCAR will enter into sanctioning agreements with the Company to promote races at such facilities.

Dependence on Key Personnel

The Company's continued success will depend upon the availability and performance of its senior management team, particularly William C. France, the Company's Chairman of the Board and Chief Executive Officer, James C. France, its President and Chief Operating Officer, and Lesa D. Kennedy, its Executive Vice President (collectively the "France Family Executives"), each of whom possesses unique and extensive industry knowledge and experience. While the Company believes that its senior management team has significant depth, the loss of any of the Company's key personnel or its inability to attract and retain key employees in the future could have a material adverse effect on the Company's operations and business plans.

Industry Sponsorships And Government Regulation

The motorsports industry and the Company generate significant recurring revenue from the promotion, sponsorship and advertising of various companies and their products. Government regulation can adversely impact the availability to motorsports of this promotion, sponsorship and advertising revenue. Advertising by the tobacco and alcoholic beverage industries is generally subject to greater governmental regulation than advertising by other sponsors of the Company's events. In August 1996, the U.S. Food and Drug Administration (the "FDA") issued regulations concerning advertising and sales of cigarettes and smokeless tobacco to minors which would, in part, restrict tobacco industry sponsorship of all sporting events, including motorsports, effective August 1998. The FDA regulations prohibit the present practice of tobacco product brand name sponsorship of, or identification with, motorsports events, entries and teams. If these rules become effective, no assurance can be given that suitable alternative sponsors for the events, entries and teams could be located. Management is aware of pending legal challenges, as well as legislative initiatives, which could change or prevent the scheduled implementation of these regulations. However, the final outcome of the challenges to the regulations is uncertain, and the ultimate impact on the motorsports industry and the Company, if any, is unclear. The Company is not aware of any proposed governmental regulation which would materially limit the availability to motorsports of promotion, sponsorship or advertising revenue from the alcoholic beverage industry. Advertising and sponsorship revenue from the tobacco and alcoholic beverage industries accounted for approximately 1.6% and 1.5% of the Company's total revenues in fiscal 1995 and 1996, respectively. In addition, the tobacco and alcoholic beverage industries provide financial support to the motorsports industry through, among other things, their purchase of advertising time, their sponsorship of racing teams and their sponsorship of racing series such as NASCAR's Winston Cup and Busch Grand National series.

Competition

The Company's racing events face competition from other spectator-oriented sporting events and other leisure and recreational activities. As a result, the Company's revenues will be affected by the general popularity of motorsports, the availability of alternative forms of recreation and changing consumer preferences. The Company's racing events also compete with other racing events sanctioned by various racing bodies such as NASCAR, Championship Auto Racing Teams, Inc. ("CART"), the United States Auto Club ("USAC"), the National Hot Rod Association ("NHRA"), the Sports Car Club of America ("SCCA"), the International Motor Sports Association ("IMSA"), the Automobile Racing Club of America ("ARCA") and others. Management believes that the primary elements of competition in attracting motorsports spectators and corporate sponsors to a racing event and facility are the type and caliber of promoted racing events, facility location, sight lines, pricing and customer conveniences that contribute to a total entertainment experience. Many sports and entertainment businesses have resources that exceed those of the Company.

Impact of Consumer Spending on Results

The success of the Company's operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, business conditions, interest rates and taxation. These factors can impact both attendance at the Company's events and the financial results of the motorsports industry's principal sponsors. There can be no assurance that consumer spending will not be adversely affected by economic conditions, thereby impacting the Company's growth, revenue and profitability.

Uncertain Prospects of New Motorsports Facilities

The Company's growth strategy includes the potential acquisition and/or development of new motorsports facilities. The Company's ability to implement successfully this element of its growth strategy will depend on a number of factors, including (i) the Company's ability to obtain one or more additional sanctioning agreements to promote Winston Cup, Busch Grand National or other major events at these new facilities, (ii) the cooperation of local government officials, (iii) the Company's capital resources, (iv) the Company's ability to control construction and operating costs, and (v) the Company's ability to hire and retain qualified personnel. The Company's inability to implement its expansion plans for any reason would adversely affect its business prospects. In addition, expenses associated with developing, constructing and opening a new facility may have a negative effect on the Company's financial condition and results of operations in one or more future reporting periods. At the present time, the Company does not have any arrangement or understanding with respect to any new facility acquisition or development project. The cost of any such transaction will depend on a number of factors, including the facility's location, the extent of the Company's ownership interest and the degree of any municipal or other public support. Moreover, although management believes that it will be able to obtain financing to fund the acquisition, development and/or construction of additional motorsports facilities should the Company implement this element of its growth strategy, there can be no assurance that adequate debt or equity financing will be available on satisfactory terms.

Financial Impact of Bad Weather

The Company promotes outdoor motorsports events. Weather conditions affect sales of, among other things, tickets, concessions and souvenirs at these events. Although the Company sells tickets well in advance of its most popular events, poor weather conditions could have a material adverse effect on the Company's results of operations, particularly any interruption of the Company's February "Speedweeks" events. For example, bad weather required the rescheduling of certain racing events during the Company's 1996 Camel Motorcycle Week, resulting in reduced revenues and increased expenses.

Liability for Personal Injuries

Motorsports can be dangerous to participants and to spectators. The Company maintains insurance policies that provide coverage within limits that management believes should generally be sufficient to protect the Company from material financial loss due to liability for personal injuries sustained by persons on the Company's premises in the ordinary course of Company business. Nevertheless, there can be no assurance that such insurance will be adequate or available at all times and in all circumstances. The Company's financial condition and results of operations would be adversely affected to the extent claims and associated expenses exceed insurance recoveries.

Environmental and Zoning Matters

Management believes that the Company's operations are in substantial compliance with all applicable federal, state and local environmental laws and regulations. Nonetheless, if damage to persons or property or contamination of the environment is determined to have been caused or exacerbated by the conduct of the Company's business or by pollutants, substances, contaminants or wastes used, generated or disposed of by the Company, or which may be found on the property of the Company, the Company may be held liable for such damage and may be required to pay the cost of investigation and/or remediation of such contamination or any related damage. The amount of such liability as to which the Company is self-insured could be material. State and local laws relating to the protection of the environment also include noise abatement laws that may be applicable to the Company's racing events. Changes in the provisions or application of federal, state or local environmental laws, regulations or requirements, or the discovery of theretofore unknown conditions, could also require additional material expenditures by the Company.

In addition, the development of new motorsports facilities (and, to a lesser extent, the expansion of existing facilities) requires compliance with applicable federal, state and local land use planning, zoning and environmental regulations. Regulations governing the use and development of real estate may prevent the Company from acquiring or developing prime locations for motorsports facilities, substantially delay or complicate the process of improving existing facilities, and/or materially increase the costs of any of such activities.

Seasonality and Variability of Quarterly Results

The Company derives most of its income from event admissions and related revenue from a limited number of NASCAR-sanctioned races. As a result, the Company's business has been, and is expected to remain, highly seasonal based on the timing of major race events. Historically, the Company has incurred net losses in the fiscal quarter ending November 30, and achieved its highest net income in the fiscal quarter ending February 28. Partly in response to this seasonality and the desire to better conform to the traditional racing season, the Company changed its fiscal year-end from August 31 to November 30 effective December 1, 1996.

           Review Report of Independent Certified Public Accountants


The Board of Directors
International Speedway Corporation

We have reviewed the accompanying condensed consolidated balance sheet of International Speedway Corporation as of November 30, 1996, and the related condensed consolidated statements of operations, shareholders' equity and cash flows for the three-month periods ended November 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of International Speedway
Corporation as of August 31, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented separately herein) and in our report dated September 27, 1996, except as to the fifth paragraph of Note 1, as to which the date is October 31, 1996, and as to Note 8D, as to which the date is October 21, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                  /s/ Ernst & Young LLP


Jacksonville, Florida
January 9, 1997

                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On October 21, 1996, the Company's subsidiary, Americrown Service Corporation ("Americrown"), was served with a Class Action Complaint filed in the Circuit Court of Talladega County, Alabama by Howard Padgett, Bill Lutz and Tommy Jones. The complaint was filed in September 1996 and alleges, among other things, that Americrown engaged in price-fixing activities in connection with the sale of racing souvenirs and merchandise at the Talladega Superspeedway. The complaint seeks at least $500 for each member of the class (persons buying racing souvenirs at Talladega Superspeedway since September 1992), but does not otherwise seek to recover compensatory or punitive damages or statutory attorneys' fees. Americrown has removed the suit from the state court to the Federal District Court for the Northern District of Alabama - Eastern Division. The plaintiffs oppose the removal to Federal District Court and have filed a motion with the Federal District Court seeking to have the suit remanded to the Circuit Court of Talladega County, Alabama. The Federal District Court has not yet ruled on the motion for remand. Americrown disputes the allegations and intends to defend the action fully and vigorously.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of shareholders on January 8, 1997   after
the close of the quarter being reported. The following persons were re-elected to serve as directors for a three year term to hold office until the annual meeting of shareholders in 2000:

                          Lesa D. Kennedy
                          J. Hyatt Brown
                         Thomas W. Staed.

The following persons were elected to serve as directors for a three year term to hold office until the annual meeting of shareholders in 2000:

                          Robert R. Dyson
                         Edward H. Rensi.

The following persons' term of office as directors continued after the meeting:

                           H. Lee Combs
                          John R. Cooper
                          James H. Foster
                          Brian Z. France
                          James C. France
                         William C. France
                         Christy F. Harris
                       Raymond K. Mason, Jr.
                          Lloyd E. Reuss
                       Chapman J. Root, II.




Item 6. Exhibits and Reports on Form 8-K

        a. Exhibits

           I.  (27) -  Article 5 Fin. Data Schedule for Transition period 10-Q

        B. Reports on Form 8-K

A report on Form 8-K dated September 5, 1996 was filed with the SEC on September 20, 1996 reporting the Company determined to change its fiscal year-end to November 30 effective December 1, 1996. The report noted this will result in a three-month transition period commencing September 1, 1996, and thereafter a new fiscal year beginning December 1, 1996 and ending November 30, 1997.

A report on Form 8-K dated October 21, 1996 was filed with the SEC on October 29, 1996 reporting the service of the Class Action Complaint referenced in the description of Legal Proceedings above.

                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      INTERNATIONAL SPEEDWAY CORPORATION
                                                  (Registrant)


Date    January 9, 1997                   /s/ James C. France
                                      _____________________________________
                                       James C. France, President

Date    January 9, 1997                   /s/ Susan G. Schandel
                                      _____________________________________
                                       Susan G. Schandel,
                                         Chief Financial Officer