Form 10-Q/A
period 1996-11-30
INTERNATIONAL SPEEDWAY CORP
filed 1997-01-27
CIK 51548

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
                                          =========  =========  ============
======== ===============  ==============


See accompanying notes and accountants' review report.

                       International Speedway Corporation
                 Condensed Consolidated Statements of Cash Flows

                                                     Three Months ended
                                                         November 30
                                                    1995             1996
                                                 (Unaudited)      (Unaudited)
                                                ______________________________
                                                          (In Thousands)
OPERATING ACTIVITIES
Net loss........................................   $(1,020)         $ (1,867)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
    Depreciation................................     1,287             2,353
    Amortization of unearned compensation.......        80               122
    Deferred income taxes.......................      (448)             (766)
    Undistributed loss from equity investments .       116               304
    Gain on disposition of property and
     equipment..................................        (8)               -
  Changes in operating assets and liabilities:
    Receivables.................................    (1,862)           (1,405)
    Inventories.................................       127               156
    Prepaid expenses and other current assets...     1,121               651
    Other assets................................         6                -
    Accounts payable............................       (35)             (514)
    Income taxes payable........................      (218)               30
    Deferred income.............................     5,220             9,797
    Other current liabilities...................      (693)           (1,038)
                                                ______________________________
Net cash provided by operating activities.......     3,673             7,823

INVESTING ACTIVITIES
  Acquisition of investments....................   (12,987)          (70,959)
  Proceeds from maturities of investments.......    34,040             3,771
  Capital expenditures..........................    (8,229)          (14,864)
  Investment in PSH Corp........................   (14,975)               -
  Cash surrender value of life insurance........      (740)           (1,123)

  Proceeds from sale of assets..................         8                -
                                                ______________________________
Net cash used in investing activities...........    (2,883)          (83,175)

FINANCING ACTIVITIES
  Issuance of Class A Common Stock..............        -             74,367
  Short-term borrowings..........................       -              7,800
  Repayment of short-term borrowings............        -             (7,800)
                                                ______________________________
Net cash provided by financing activities.......        -             74,367

Net increase (decease) in cash and cash
  equivalents...................................       790              (985)

Cash and cash equivalents at beginning of period     7,871             9,042
                                                ______________________________

Cash and cash equivalents at end of period ......   $8,661            $8,057
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