Form 10-Q
period 1997-02-28
INTERNATIONAL SPEEDWAY CORP
filed 1997-04-14
CIK 51548

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 1997.

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

    Class A Common Stock, -  4,500,820 shares as of March 25, 1997.
    Class B Common Stock, - 33,996,142 shares as of March 25, 1997.

PART I. - FINANCIAL INFORMATION
Item 1. - Financial Statements

                INTERNATIONAL SPEEDWAY CORPORATION
              Condensed Consolidated Balance Sheets

                                                                August 31,   February 28,
                                                                   1996          1997
                                                                             (unaudited)
                                                                ------------ -------------
                                                                      (IN THOUSANDS)
                            ASSETS
Current Assets:
 Cash and cash equivalents ...................................    $  9,042      $ 14,743
 Short-term investments ......................................       8,369        78,936
 Receivables, less allowances of $35 .........................       3,455        11,891
 Inventories .................................................       1,409         1,596
 Prepaid expenses and other current assets ...................       2,410         2,557
                                                                 ------------ ------------
Total Current Assets .........................................      24,685       109,723

Property and Equipment - at cost - less accumulated
 depreciation of $41,175 ($36,912 at August 31) ..............      98,835       119,743

Other Assets:
 Cash surrender value of life insurance (Note 3)..............       1,214         2,371
 Equity investments ..........................................      27,256        27,275
 Long-term investments .......................................         500           500
 Other .......................................................         301           290
                                                                ------------ ------------
                                                                    29,271        30,436
                                                                ------------ ------------
Total Assets .................................................    $152,791      $259,902
                                                                ============ ============

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable ............................................    $  3,820      $  7,636
 Income taxes payable ........................................          57         8,095
 Deferred income .............................................      25,963        28,586
 Other current liabilities ...................................       1,596         2,736
                                                                ------------ ------------
Total Current Liabilities ....................................      31,436        47,053

Deferred income taxes ........................................      14,688        15,621
Commitments and Contingencies
Shareholders' Equity (Notes 1 and 6)
 Class A Common Stock, $.01 par value, 80,000,000 shares
   authorized; 0 and 4,373,645 issued at August 31
   and February 28, respectively..............................           0            44
 Class B Common Stock, $.01 par value, 40,000,000 shares
   authorized; 34,423,890 and 34,123,317 issued at August 31
   and February 28, respectively..............................         344           341
 Additional paid-in capital ..................................       8,127        84,591
 Retained earnings ...........................................      99,986       115,447
                                                                ------------ ------------
                                                                   108,457       200,423
 Less unearned compensation-restricted stock (Note 5).........       1,790         3,195
                                                                ------------ ------------
Total Shareholders' Equity ...................................     106,667       197,228
                                                                ------------ ------------
Total Liabilities and Shareholders' Equity ...................    $152,791     $ 259,902
                                                                ============ ============

See accompanying notes and accountants' review report.

                      INTERNATIONAL SPEEDWAY CORPORATION
                Condensed Consolidated Statements of Operations

                                                        Three Months ended
                                                     February 29,  February 28,
                                                        1996          1997
                                                     (Unaudited)   (Unaudited)
                                                     _________________________
                                                       (In Thousands, Except
                                                          Per Share Data)
REVENUES:

  Admissions, net....................................   $22,004     $26,360
  Motorsports related income.........................    11,255      17,209
  Food, beverage and souvenir income.................     6,860       8,078
  Other income.......................................       196         219
                                                     ___________   __________
                                                         40,315      51,866
EXPENSES:

  Direct expenses:
    Prize and point fund monies
      and NASCAR sanction fees.......................     5,623       6,984
    Motorsports related expenses.....................     3,919       5,150
    Food, beverage and souvenir expenses.............     3,724       4,510
  General and administrative expenses................     5,305       6,174
  Depreciation.......................................     1,368       1,945
                                                     ___________   __________
                                                         19,939      24,763
                                                     ___________   __________

Operating Income.....................................    20,376      27,103
Interest income......................................       185         992
Equity in net loss from equity investments...........      (692)       (441)
                                                     ___________   __________
Income before income taxes...........................    19,869       27,654
Income taxes.........................................     7,780       10,179
                                                     ___________   __________

Net Income...........................................   $12,089      $17,475
                                                     ===========   ==========
Earnings per share (Note 2)..........................    $ 0.35       $ 0.45
                                                     ===========   ==========
Dividends per share..................................    $   --       $   --
                                                     ===========   ==========

See accompanying notes and accountants' review report.

                      International Speedway Corporation
            Condensed Consolidated Statements of Shareholders' Equity


                                          CLASS A    CLASS B
                                          COMMON     COMMON                               UNEARNED
                                           STOCK      STOCK     ADDITIONAL              COMPENSATION-       TOTAL
                                          $.01 PAR   $.01 PAR    PAID-IN     RETAINED     RESTRICTED      SHAREHOLDERS'
                                           VALUE      VALUE      CAPITAL     EARNINGS       STOCK            EQUITY
                                          --------   ---------   ---------   ---------    -----------     --------------
                                                                         (IN THOUSANDS)
BALANCE AT AUGUST 31, 1995 ............   $ --          $ 344      $1,853    $ 83,846        $  (796)       $ 85,247

Activity 9/1/95 - 2/29/96:
  Net Income - Unaudited...............     --             --          --      11,069             --           11,069
  Restricted stock granted - unaudited.     --              1       1,599          --         (1,600)              --
  Amortization of unearned compensation
   - unaudited.........................     --             --          --          --            232              232
                                          --------    --------    --------   ---------      ----------     ------------
BALANCE AT FEBRUARY 29, 1996  unaudited                   345       3,452      94,915         (2,164)          96,548

Activity 3/1/96 - 8/31/96:
  Net income - unaudited................    --             --          --       8,612             --            8,612
  Cash dividends paid - unaudited.......    --             --          --      (1,836)            --           (1,836)
  Reacquisition of previously issued
   common stock - unaudited.............    --             (1)         (2)     (1,705)            --           (1,708)
  Amortization of unearned compensation
   - unaudited..........................    --             --          --          --            374              374
  Recapitalization of equity investment
   - unaudited.........................     --             --       4,677          --             --            4,677
                                          --------    --------    --------   ---------      ----------     ------------
BALANCE AT AUGUST 31, 1996 .............                  344       8,127      99,986         (1,790)         106,667

Activity 9/1/96 - 2/28/97:
  Net Income - unaudited................    --             --          --      15,608             --           15,608
  Public offering -Class A Common Stock.    40             --      74,298          --             --           74,338
  Forfeiture of restricted shares -
    Unaudited...........................    --             --        (218)         --            218               --
  Increase in equity investment -
    Unaudited...........................    --             --         400          --             --              400
  Restricted stock granted - unaudited
    Note 5..............................    --              1       1,984          --         (1,985)              --
  Reacquisition of previously issued
    Common Stock - unaudited............    --             --          --        (147)            --             (147)
  Conversion of Class B Common Stock to
    Class A Common Stock - unaudited....     4             (4)         --          --             --               --
  Amortization of unearned compensation-
    Unaudited...........................    --             --          --          --            362              362

                                          --------    --------    --------   ---------      ----------     ------------
Balance at February 28, 1997 - unaudited  $ 44           $341     $84,591    $115,447         (3,195)        $197,228
                                          ========    ========    ========   =========      ==========     ============



See accompanying notes and accountants' review report.

                       International Speedway Corporation
                 Condensed Consolidated Statements of Cash Flows

                                                        Three Months ended
                                                 February 29,     February 28,
                                                    1996             1997
                                                 (Unaudited)      (Unaudited)
                                                ______________________________
                                                          (In Thousands)
OPERATING ACTIVITIES
Net income......................................   $ 12,089         $ 17,475
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation................................      1,368            1,945
    Amortization of unearned compensation.......        152              240
    Deferred income taxes.......................      1,098            1,447
    Undistributed loss from equity investments .        692              441
  Changes in operating assets and liabilities:
    Receivables.................................     (4,188)          (7,031)
    Inventories.................................       (438)            (343)
    Prepaid expenses and other current assets...        383             (798)
    Other assets................................          3               (3)
    Accounts payable............................      2,844            4,330
    Income taxes payable........................      6,123            8,008
    Deferred income.............................     (3,406)          (7,174)
    Other current liabilities...................      1,714            2,066
                                                ______________________________
Net cash provided by operating activities.......     18,434           20,603

INVESTING ACTIVITIES
  Acquisition of investments....................     (8,969)         (12,025)
  Proceeds from maturities of investments.......      5,539            8,646
  Capital expenditures..........................     (7,631)         (10,328)
  Cash surrender value of life insurance........          1              (34)
                                                ______________________________
Net cash used in investing activities...........    (11,060)         (13,741)

FINANCING ACTIVITIES
 Reacquisition of previously issued
   common stock.................................         -              (147)
 Additional expense of Class A Common Stock
   Offering.....................................         -               (29)
                                                ______________________________
Net cash used in financing activities...........         -              (176)
                                                ______________________________
Net increase in cash and cash equivalents.......      7,374            6,686
Cash and cash equivalents at beginning of period      8,661            8,057
                                                ______________________________

Cash and cash equivalents at end of period ...... $  16,035         $ 14,743
                                                ==============================

See accompanying notes and accountants' review report.

                       International Speedway Corporation
              Notes to Condensed Consolidated Financial Statements
                      August 31, 1996 and February 28, 1997
                  (Unaudited - See Accountants' Review Report)

1.  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and generally accepted accounting principles but do not include all of the information and disclosures required for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K. In management's opinion, the statements include all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to conform to the financial presentation at February 28, 1997.

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

Because of the seasonal concentration of racing events, the results of operations for the three-month periods ended February 29, 1996 and February 28, 1997 are not indicative of the results to be expected for the year.

2. Earnings Per Share

Earnings per share has been computed on the weighted average total number of common shares outstanding during the respective periods. Weighted average shares outstanding for the three-month periods ended February 29, 1996 and February 28, 1997 were 34,463,280 and 38,464,735 respectively.

3. Related Party Disclosures and Transactions

All of the racing events that take place during the Company's fiscal year are sanctioned by various racing organizations such as the Sports Car Club of America (SCCA), Automobile Racing Club of America (ARCA), American Motorcyclist Association (AMA), the Championship Cup Series (CCS), Professional Sports Car Racing, Inc., World Karting Association (WKA), Federation Internationale de l'Automobile (FIA), Federation Internationale Motorcycliste (FIM), and the National Association for Stock Car Auto Racing, Inc. (NASCAR). NASCAR, which sanctions some of the Company's principal racing events, is a member of the France Family Group which controls in excess of 55% of the outstanding stock of the Company and some members of which serve as directors and officers. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors totaled approximately $4.7 million and $5.6 million for the three-month periods ended February 29, 1996 and February 28, 1997, respectively.

In October 1995 the Company entered into collateral assignment split-dollar insurance agreements covering the lives of William C. France and James C.
France and their respective spouses. Pursuant to the agreements, the Company will advance the annual premiums of approximately $1,205,000 each year for a period of eight years. Upon surrender of the policies or payment of the death benefits thereunder, the Company is entitled to repayment of an amount equal to the cumulative premiums previously paid by the Company. The Company may cause the agreements to be terminated and the policies surrendered at any time after the cash surrender value of the policies equals the cumulative premiums advanced under the agreements. During the three-month period ended February 29, 1996, the Company recorded a net insurance expense of approximately $106,000, representing the excess of the premiums paid over the increase in cash surrender value of the policies associated with these agreements. During the three months ended February 28, 1997, premiums paid were equal to the increase in cash surrender value of the policies.


4. Supplemental Disclosures of Cash Flow Information

Cash paid for income taxes and interest for the three months ended February 29, 1996 and February 28, 1997 is as follows:

                                           1996                  1997
                                        ________________________________
                                             (Thousands of Dollars)

                  Income taxes paid        $551                  $619
                                        ================================
                  Interest paid            $ --                  $ --
                                        ================================

5.  Long-Term Incentive Restricted Stock

On January 1, 1996 and 1997, a total of 102,075 and 98,010 restricted shares of the Company's Class B Common Stock, respectively, were awarded to certain officers and managers under the Company's Long Term Incentive Plan. The market value of shares awarded on January 1, 1996 and 1997 amounted to approximately $1,599,000 and $1,985,000, respectively, and has been recorded as unearned compensation - restricted stock, which is shown as a separate component of shareholders' equity in the accompanying condensed consolidated balance sheets. The unearned compensation is being amortized over the vesting periods of the shares. The total expense charged against operations during the three months ended February 29, 1996 and February 28, 1997 was approximately $152,000 and $240,000, respectively.

6.  Class A Common Stock Offering

On November 4, 1996 the Company sold 4,000,000 shares of its newly created Class A Common Stock in an underwritten public offering (the "Offering"). The price to the public was $20 per share. The net proceeds to the Company from the sale of the stock sold by the Company in the Offering were approximately $74.3 mil-lion, after deduction of underwriting discounts and commissions and expenses of the Offering. The Company intends to use approximately $40 million of such net proceeds to fund the completion of certain additions and improvements to the Company's Motorsports facilities, including additional suites and grandstand seating at Daytona International Speedway, Talladega Superspeedway and Darlington Raceway. Approximately $7.8 million of the net proceeds of this Offering was used to repay borrowings incurred under one of the Company's lines of credit in September 1996. The Company used approximately $3.1 million of the net proceeds on April 1, 1997 to acquire the 50% interest the Company did not already own in Watkins Glen International, Inc. ("WGI"). The approximately $23.4 million of remaining net proceeds will be used for working capital and other general corporate purposes, including potential acquisitions and continued improvements to and expansion of the Company's facilities and operations. However, the Company does not currently have any understanding or arrangement regarding any potential acquisition other than the purchase of the additional interest in WGI discussed above. Pending such uses, the Company has invested the net proceeds of the Offering in short-term interest-bearing obligations, the carrying value of which approximates their fair value at February 28, 1997.

7. Legal Proceedings

On October 21, 1996, the Company's indirect corporate subsidiary, Americrown Service Corporation ("Americrown"), was served with a Class Action Complaint filed in the Circuit Court of Talladega County, Alabama by Howard Padgett, Bill Lutz and Tommy Jones. The complaint was filed in September 1996 and alleged, among other things, that Americrown engaged in price-fixing activities in connection with the sale of racing souvenirs and merchandise at the Talladega Superspeedway. The complaint seeks at least $500 for each member of the class (persons buying racing souvenirs at Talladega Superspeedway since September
1992), but does not otherwise seek to recover compensatory or punitive damages or statutory attorneys' fees. Although Americrown attempted to remove the suit to Federal District Court, it has been remanded to the Circuit Court of Talladega County, Alabama, where discovery is proceeding. Americrown disputes the allegations and intends to defend the action fully and vigorously.

In March 1997, two purported class action companion lawsuits were filed in the United States District Court, Northern District of Georgia, against the Company, its indirect corporate subsidiary, Americrown Service Corporation, and a number of other persons alleging, in substance, that the defendants unlawfully conspired to fix prices of souvenirs and merchandise sold to consumers in violation of federal antitrust laws. One suit was filed by Florida residents and the other suit was filed by Georgia residents. Both suits seek damages and injunctive relief on behalf of all persons who purchased souvenirs or merchandise from certain vendors at any NASCAR Winston Cup stock car race or supporting event in the United States during the period 1991 to present. The Company and Americrown dispute the allegations and intend to defend the actions fully and vigorously.

Management is presently unable to predict or quantify the outcome of these matters.

8. Subsequent Event

On April 1, 1997, the Company exercised its contractual option to acquire the 50% interest it did not already own in WGI from Corning, Inc. for approximately $3.1 million. The transaction price represented the stock's book value at December 31, 1996. The Company's option to purchase Corning's interest for its book value is part of a shareholder agreement between the two companies in place since 1988.

               PART I.      FINANCIAL INFORMATION

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

General

The Company derives revenues primarily from (i) admissions to racing events held at its motorsports facilities, (ii) revenue generated in conjunction with or as a result of motorsports events conducted at the Company's facilities, and (iii) catering, concession and souvenir sales made during or as a result of such events.

"Admissions" revenue includes ticket sales from all of the Company's events, track tours and, since July 1996, DAYTONA USA. Admissions revenue for racing events is recorded upon completion of the related motorsports event.

"Motorsports related income" includes television and radio broadcast rights fees, promotion and sponsorship fees, advertising revenues and royalties from licenses of the Company's trademarks, hospitality rentals (including luxury suites and chalets) and track rentals. The Company negotiates directly with television and cable networks for coverage of substantially all of its televised motorsports events. The Company's revenues from corporate sponsorships are paid in accordance with negotiated contracts, with the identities of sponsors and the terms of sponsorship changing from time to time.

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

The following table sets forth, for each of the indicated periods, certain selected income statement data as a percentage of total revenues:
                                                         Three Months ended
                                                     February 29,  February 28,
                                                        1996          1997
                                                     (Unaudited)   (Unaudited)
                                                      _______________________
Revenues:

  Admissions, net....................................      54.6%         50.8%
  Motorsports related income.........................      27.9          33.2
  Food, beverage and souvenir income.................      17.0          15.6
  Other income.......................................        .5            .4
                                                     ___________   ___________
    Total revenues ..................................     100.0%        100.0%

Expenses:

  Direct expenses:
    Prize and point fund monies
      and NASCAR sanction fees.......................      13.9          13.4
    Motorsports related expenses.....................       9.7           9.9
    Food, beverage and souvenir expenses.............       9.3           8.7
  General and administrative expenses................      13.2          12.0
  Depreciation.......................................       3.4           3.8
                                                     ___________   ___________
    Total expenses ..................................      49.5          47.8
                                                     ___________   ___________
Operating income.....................................      50.5          52.2
Interest income, net ................................        .4           1.9
Equity in net loss from equity investments...........      (1.7)          (.8)
                                                     ___________   ___________
Income before income taxes...........................      49.2          53.3
Income tax expense...................................      19.3          19.6
                                                     ___________   ___________
Net income...........................................      29.9%         33.7%



Admissions revenue increased approximately $4.4 million, or 19.8%, for the three months ended February 28, 1997 as compared to the three months ended February 29, 1996. Increased seating capacity and attendance and increases in certain ticket prices related to the February 1997 NASCAR Winston Cup and Busch Grand National events conducted at the Company's Daytona facility accounted for approximately 80% of the increase. DAYTONA USA accounted for the remainder of the increase.

Motorsports related income increased approximately $6 million, or 52.9%, during the three months ended February 28, 1997 as compared to the three months ended February 29, 1996. Increases in TV and radio broadcast rights, promotion and sponsorship fees and advertising related to the February 1997 events conducted at the Company's Daytona facility accounted for over half of the increase. The remaining increase resulted primarily from rentals of the Company's hospitality facilities and promotion and sponsorship fees from DAYTONA USA.


Food, beverage and souvenir income increased approximately $1.2 million, or 17.8%, during the three months ended February 28, 1997 as compared to the three months ended February 29, 1996. Increased attendance at the February events conducted at the Company's Daytona facility and, to a lesser extent, increases in certain prices accounted for approximately 60% of the increase. The remaining increase resulted primarily from direct sales of souvenirs at the gift shop adjacent to DAYTONA USA.

Prize and point fund monies and NASCAR sanction fees increased by approximately $1.4 million, or 24.2%, during the quarter ended February 28, 1997 as compared to the quarter ended February 29, 1996. Approximately 70% of this increase was due to increases in the prize and point fund monies paid by NASCAR to participants in the Company's February motorsports events. This increase was primarily attributable to increases in the Company's TV broadcast rights as standard NASCAR sanctioning agreements require that a specified percentage of TV broadcast rights be paid as part of prize money.

Motorsports related expenses increased approximately $1.2 million, or 31.4%, for the three months ended February 28, 1997 as compared to the three months ended February 29, 1996. The increase is due primarily to increases in labor, advertising and other costs related to the February events held at the Company's Daytona facility and, to a lesser extent, the operation of DAYTONA USA. Motorsports related expenses remained relatively constant as a percentage of combined admissions and motorsports related income during the three months ended February 28, 1997 and February 29, 1996, as increases in promotions and advertising costs related to supporting events at the Company's Daytona facility and costs associated with expanded hospitality were offset by event related economies of scale.

As food, beverage and souvenir income increases, the Company experiences a corresponding increase in related expenses. Food, beverage and souvenir expenses increased approximately $800,000, or 21.1%, during the three months ending February 28, 1997 as compared with the same period of the prior year. Increased personnel related expenses accounted for approximately half of the increase. The remaining increase is due primarily to the incremental increase in product costs at margins consistent with the same period of the prior year. Food, beverage and souvenir expenses remained relatively constant as a percentage of food, beverage and souvenir revenue during the three months ended February 28, 1997 and February 29, 1996.

General and administrative expenses increased approximately $900,000, or 16.4%, during the three months ended February 28, 1997, as compared to the three months ended February 29, 1996. The increase was primarily due to increases in wages and other compensation as well as a wide variety of other expense items.
General and administrative expenses remained relatively constant as a percentage of total revenue during the three months ended February 28, 1997 and February 29, 1996.

The Company's depreciation expense increased approximately $600,000, or 42.2%, during the three months ended February 28, 1997, as compared to the same period of the prior year, primarily as a result of the new DAYTONA USA facility and the ongoing expansion of the Company's motorsports facilities. This increase was mitigated by the lengthening of the estimated service lives of grandstands and other significant assets as a result of Management's review of actual service lives of these types of assets.

The approximately $800,000 increase in the Company's net interest income was primarily attributable to the investment of proceeds from the November 1996 Class A Common Stock offering.

Equity in net loss from equity investments represents the Company's prorata share of the current losses from its 50% investment in Watkins Glen International, Inc. ("WGI") and its 20% investment in PSH Corp. which are accounted for using the equity method of accounting.

As a result of the foregoing, the Company's net income increased approximately $5.4 million, or 44.6%, for the three months ended February 28, 1997 as compared to the same period of the prior year.

Liquidity and Capital Resources

General

The Company has historically generated sufficient cash flow from operations to fund its capital expenditures, investments and working capital needs, as well as to pay annual cash dividends. At February 28, 1997, the Company had working capital of $62.7 million, compared to a working capital deficit of $6.7 million at August 31, 1996, which is primarily attributable to the November 4, 1996 offering of 4 million shares of the Company's newly authorized Class A Common Stock. The Company expects to experience a decrease in working capital as it utilizes the net proceeds of the Offering for capital projects as described below under the caption "Capital Expenditures", and other general corporate purposes.

The Company also has two lines of credit with financial institutions totaling $18 million. The $8.0 million line of credit expires in September 1997, and the $10 million line expires in December 1997. There were no borrowings under the credit facilities during the quarter ended February 28, 1997.

Cash Flows

Net cash provided by operating activities was approximately $20.6 million for the three months ended February 28, 1997, as compared to $18.4 million for the three months ended February 29, 1996. The difference between the Company's February 28, 1997 net income of $17.5 million and the $20.3 million of operating cash flow was primarily attributable to an $8 million increase in income taxes payable, a combined increase of $6.4 million in accounts payable and other current liabilities, $1.9 million in depreciation, and a $1.4 million increase in deferred income taxes, partially offset by a $7.2 million decrease in deferred income, a $7 million increase in receivables and an $800,000 increase in prepaid expenses and other current assets.

Net cash used in investing activities was $13.7 million for the three months ended February 28, 1997, compared to $11.1 million for the three months ended February 29, 1996. The Company's use of cash for investing activities for the three months ended February 28, 1997 reflects $10.3 million in capital expenditures and $3.4 million of net acquisitions of investments. See "Capital Expenditures".

Capital Expenditures

Capital expenditures totaled $10.3 million for the three months ended February 28, 1997, compared to $7.6 million for the three months ended February 29, 1996. Capital expenditures during the three months ended February 28, 1997 related primarily to additions to spectator capacity at the Company's Daytona, Talladega and Darlington facilities, renovation of the Company's new corporate headquarters and completion of the Daytona facility's Winston Tower addition.

On April 1, 1997, the Company exercised its contractual option to acquire the 50% interest it did not already own in WGI from Corning, Inc. for approximately $3.1 million. The transaction price represented the stock's book value at December 31, 1996. The Company's option to purchase Corning's interest for its book value is part of a shareholder agreement between the two companies in place since 1988.

The Company expects to make approximately $30.6 million of additional capital expenditures for approved projects within the next 24 months including approximately $15.4 million to increase seating and construct luxury suites along the "Superstretch" between turns two and three at Daytona International Speedway, approximately $7.6 million to increase seating capacity and construct luxury suites at the Company's Talladega and Darlington facilities, and approximately $2 million attributable to the current renovation and furnishing of the Company's new corporate headquarters.

Future Liquidity

The Company believes that the remaining $56.2 million in net proceeds of the Class A Common Stock offering together with funds generated from operations will be sufficient to satisfy the Company's working capital requirements through at least fiscal 1997, as well as the Company's planned capital expenditures described above.

The Company also believes that it will be able to obtain financing to fund the acquisition, development and/or construction of additional motorsports facilities, if necessary, should the Company implement this element of its growth strategy. However, there can be no assurance that adequate debt or equity financing will be available on satisfactory terms.

Income Taxes

Due to the seasonal fluctuation of the Company's business, Federal estimated tax deposits historically have not been required until May 15th of each year. As a result, income taxes payable at February 28, 1997 have increased since August 31, 1996.

As a result of a Winston Cup schedule change for one of the events conducted at the Company's Talladega facility, management expects that quarterly estimated tax deposits will be required in fiscal 1998.

The deferred income tax liability increased from August 31, 1996 primarily as a result of differences between financial and tax accounting treatments relating to depreciation expense and different bases in the equity investments for tax and financial reporting purposes.

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

Dependency Upon NASCAR

The Company's success has been and will remain dependent upon maintaining a good working relationship with NASCAR, the sanctioning body for Winston Cup, Busch Series, Grand National Division ("Busch Grand National") and certain other races promoted by the Company. The Company has sanctioning agreements to promote and market seven Winston Cup races, five Busch Grand National races and a number of other NASCAR races for the 1997 racing season. Each NASCAR event sanctioning
agreement is awarded on an annual basis.   In the fiscal years ended August 31,
1995 and 1996, NASCAR-sanctioned races at the Company's facilities accounted for approximately 79.5% and 78.3%, respectively, of the Company's total revenues. Although William C. France and James C. France presently control both the Company and NASCAR, and management believes that the Company will continue to maintain an excellent relationship with NASCAR for the foreseeable future, NASCAR is under no obligation to continue to enter into sanctioning agreements with the Company to promote any event. Failure to obtain a sanctioning agreement for a major NASCAR event would have a material adverse effect on the Company's financial condition and results of operations. Moreover, although the Company's general growth strategy includes the possible development and/or acquisition of additional motorsports facilities, there can be no assurance that NASCAR will enter into sanctioning agreements with the Company to promote races at such facilities.

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

Competition

The Company's racing events face competition from other spectator-oriented sporting events and other leisure and recreational activities. As a result, the Company's revenues will be affected by the general popularity of motorsports, the availability of alternative forms of recreation and changing consumer preferences. The Company's racing events also compete with other racing events sanctioned by various racing bodies such as NASCAR, Championship Auto Racing Teams, Inc. ("CART"), the United States Auto Club ("USAC"), the National Hot Rod Association ("NHRA"), the Sports Car Club of America ("SCCA"), Professional Sports Car Racing, Inc., the Automobile Racing Club of America ("ARCA") and others. Management believes that the primary elements of competition in attracting motorsports spectators and corporate sponsors to a racing event and facility are the type and caliber of promoted racing events, facility location, sight lines, pricing and customer conveniences that contribute to a total entertainment experience. Many sports and entertainment businesses have resources that exceed those of the Company.

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

Uncertain Prospects of New Motorsports Facilities

The Company's growth strategy includes the potential acquisition and/or development of new motorsports facilities. The Company's ability to implement successfully this element of its growth strategy will depend on a number of factors, including (i) the Company's ability to obtain one or more additional sanctioning agreements to promote Winston Cup, Busch Grand National or other major events at these new facilities, (ii) the cooperation of local government officials, (iii) the Company's capital resources and the availability of debt or equity financing on satisfactory terms, (iv) the Company's ability to control construction and operating costs, and (v) the Company's ability to hire and retain qualified personnel. The Company's inability to implement its expansion plans for any reason would adversely affect its business prospects. In addition, expenses associated with developing, constructing and opening a new facility may have a negative effect on the Company's financial condition and results of operations in one or more future reporting periods. At the present time, the Company does not have any arrangement or understanding with respect to any new facility acquisition or development project. The cost of any such transaction will depend on a number of factors, including the facility's location, the extent of the Company's ownership interest and the degree of any municipal or other public support. Moreover, although management believes that it will be able to obtain financing if necessary to fund the acquisition, development and/or construction of additional motorsports facilities should the Company implement this element of its growth strategy, there can be no assurance that adequate debt or equity financing will be available on satisfactory terms.

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

Legal Proceedings

The Company and its indirect subsidiary, Americrown Service Corporation, are parties to certain Legal Proceedings (described below). While the Company and Americrown dispute the allegations and intend to defend the actions fully and vigorously, the cost of defending the suits is not insured. Management is presently unable to predict or quantify the outcome of these matters.
But, there can be no assurance the defense of the suits, or a possible adverse resolution, will not require material expenditures by the Company.

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

           Review Report of Independent Certified Public Accountants


The Board of Directors
International Speedway Corporation

We have reviewed the accompanying condensed consolidated balance sheet of International Speedway Corporation as of February 28, 1997, and the related condensed consolidated statements of operations, shareholders' equity and cash flows for the three-month periods ended February 28, 1997 and February 29, 1996. These financial statements are the responsibility of the Company's management.

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


                                                  /s/ Ernst & Young LLP


Jacksonville, Florida
April 3, 1997

                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On October 21, 1996, the Company's indirect corporate subsidiary, Americrown Service Corporation ("Americrown"), was served with a Class Action Complaint filed in the Circuit Court of Talladega County, Alabama by Howard Padgett, Bill Lutz and Tommy Jones. The complaint was filed in September 1996 and alleged, among other things, that Americrown engaged in price-fixing activities in connection with the sale of racing souvenirs and merchandise at the Talladega Superspeedway. The complaint seeks at least $500 for each member of the class (persons buying racing souvenirs at Talladega Superspeedway since September
1992), but does not otherwise seek to recover compensatory or punitive damages or statutory attorneys' fees. Although Americrown attempted to remove the suit to Federal District Court, it has been remanded to the Circuit Court of Talladega County, Alabama, where discovery is proceeding. Americrown disputes the allegations and intends to defend the action fully and vigorously.

In March 1997, two purported class action companion lawsuits were filed in the United States District Court, Northern District of Georgia, against the Company, its indirect corporate subsidiary, Americrown Service Corporation, and a number of other persons alleging, in substance, that the defendants unlawfully conspired to fix prices of souvenirs and merchandise sold to consumers in violation of federal antitrust laws. One suit was filed by Florida residents and the other suit was filed by Georgia residents. Both suits seek damages and injunctive relief on behalf of all persons who purchased souvenirs or merchandise from certain vendors at any NASCAR Winston Cup stock car race or supporting event in the United States during the period 1991 to present. The Company and Americrown dispute the allegations and intend to defend the actions fully and vigorously.

Management is presently unable to predict or quantify the outcome of these matters.


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





                                      INTERNATIONAL SPEEDWAY CORPORATION
                                                  (Registrant)


Date    April 14, 1997                   /s/ James C. France
                                      _____________________________________
                                       James C. France, President

Date    April 14, 1997                   /s/ Susan G. Schandel
                                      _____________________________________
                                       Susan G. Schandel,
                                         Chief Financial Officer