Form 10-Q
period 1997-05-31
INTERNATIONAL SPEEDWAY CORP
filed 1997-07-10
CIK 51548

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 1997.

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

    Class A Common Stock, -  4,840,808 shares as of June 23, 1997
    Class B Common Stock, - 33,656,154 shares as of June 23, 1997

PART I. - FINANCIAL INFORMATION
Item 1. - Financial Statements

                INTERNATIONAL SPEEDWAY CORPORATION
              Condensed Consolidated Balance Sheets

                                                                August 31,      May 31,
                                                                   1996          1997
                                                                             (unaudited)
                                                                ------------ -------------
                                                                      (IN THOUSANDS)
                            ASSETS
Current Assets:
 Cash and cash equivalents ...................................    $  9,042      $  9,708
 Short-term investments ......................................       8,369        84,764
 Receivables, less allowances of $35 .........................       3,455         9,071
 Inventories .................................................       1,409         1,268
 Prepaid expenses and other current assets ...................       2,410         3,190
                                                                 ------------ ------------
Total Current Assets .........................................      24,685       108,001

Property and Equipment - at cost - less accumulated
 depreciation of $48,682 ($36,912 at August 31) ..............      98,835       130,650

Other Assets:
 Cash surrender value of life insurance (Note 3)..............       1,214         2,404
 Equity investment. ..........................................      27,256        25,276
 Long-term investments .......................................         500           500
 Other .......................................................         301           483
                                                                ------------ ------------
                                                                    29,271        28,663
                                                                ------------ ------------
Total Assets .................................................    $152,791      $267,314
                                                                ============ ============

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable ............................................    $  3,820      $  6,025
 Income taxes payable ........................................          57         1,293
 Deferred income .............................................      25,963        40,006
 Other current liabilities ...................................       1,596         3,590
                                                                ------------ ------------
Total Current Liabilities ....................................      31,436        50,914

Deferred income taxes ........................................      14,688        16,739
Commitments and Contingencies
Shareholders' Equity (Notes 1 and 6)
 Class A Common Stock, $.01 par value, 80,000,000 shares
   authorized; 0 and 4,799,788 issued at August 31
   and May 31, respectively...................................           0            48
 Class B Common Stock, $.01 par value, 40,000,000 shares
   authorized; 34,423,890 and 33,697,174 issued at August 31
   and May 31, respectively...................................         344           337
 Additional paid-in capital ..................................       8,127        84,575
 Retained earnings ...........................................      99,986       117,622
                                                                ------------ ------------
                                                                   108,457       202,582
 Less unearned compensation-restricted stock (Note 5).........       1,790         2,921
                                                                ------------ ------------
Total Shareholders' Equity ...................................     106,667       199,661
                                                                ------------ ------------
Total Liabilities and Shareholders' Equity ...................    $152,791     $ 267,314
                                                                ============ ============

See accompanying notes and accountants' review report.

                      INTERNATIONAL SPEEDWAY CORPORATION
                Condensed Consolidated Statements of Operations

                                                        Three Months ended
                                                       May 31,       May 31,
                                                        1996          1997
                                                     (Unaudited)   (Unaudited)
                                                     _________________________
                                                       (In Thousands, Except
                                                          Per Share Data)
REVENUES:

  Admissions, net....................................   $12,105     $14,249
  Motorsports related income.........................     6,776       8,665
  Food, beverage and souvenir income.................     5,008       6,220
  Other income.......................................       287         496
                                                     ___________   __________
                                                         24,176      29,630
EXPENSES:

  Direct expenses:
    Prize and point fund monies
      and NASCAR sanction fees.......................     3,092       4,129
    Motorsports related expenses.....................     4,964       5,557
    Food, beverage and souvenir expenses.............     3,114       3,813
  General and administrative expenses................     5,298       6,762
  Depreciation.......................................     1,478       2,294
                                                     ___________   __________
                                                         17,946      22,555
                                                     ___________   __________

Operating Income.....................................     6,230       7,075
Interest income......................................       279       1,172
Equity in net loss from equity investments...........      (138)       (351)
                                                     ___________   __________
Income before income taxes...........................     6,371        7,896
Income taxes.........................................     2,554        3,410
                                                     ___________   __________

Net Income...........................................   $ 3,817      $ 4,486
                                                     ===========   ==========
Earnings per share (Note 2)..........................    $ 0.11       $ 0.12
                                                     ===========   ==========
Dividends per share..................................    $  .05       $  .06
                                                     ===========   ==========

See accompanying notes and accountants' review report.

                      INTERNATIONAL SPEEDWAY CORPORATION
                Condensed Consolidated Statements of Operations

                                                         Six Months ended
                                                       May 31,       May 31,
                                                        1996          1997
                                                     (Unaudited)   (Unaudited)
                                                     _________________________
                                                       (In Thousands, Except
                                                          Per Share Data)
REVENUES:

  Admissions, net....................................   $34,109     $40,609
  Motorsports related income.........................    18,031      25,874
  Food, beverage and souvenir income.................    11,868      14,298
  Other income.......................................       483         715
                                                     ___________   __________
                                                         64,491      81,496
EXPENSES:

  Direct expenses:
    Prize and point fund monies
      and NASCAR sanction fees.......................     8,715      11,113
    Motorsports related expenses.....................     8,883      10,707
    Food, beverage and souvenir expenses.............     6,838       8,323
  General and administrative expenses................    10,603      12,936
  Depreciation.......................................     2,846       4,239
                                                     ___________   __________
                                                         37,885      47,318
                                                     ___________   __________

Operating Income.....................................    26,606      34,178
Interest income......................................       464       2,164
Equity in net loss from equity investments...........      (830)       (792)
                                                     ___________   __________
Income before income taxes...........................    26,240       35,550
Income taxes.........................................    10,334       13,589
                                                     ___________   __________

Net Income...........................................   $15,906      $21,961
                                                     ===========   ==========
Earnings per share (Note 2)..........................    $ 0.46       $ 0.57
                                                     ===========   ==========
Dividends per share..................................    $  .05       $  .06
                                                     ===========   ==========

See accompanying notes and accountants' review report.

                      International Speedway Corporation
            Condensed Consolidated Statements of Shareholders' Equity


                                          CLASS A    CLASS B
                                          COMMON     COMMON                               UNEARNED
                                           STOCK      STOCK     ADDITIONAL              COMPENSATION-       TOTAL
                                          $.01 PAR   $.01 PAR    PAID-IN     RETAINED     RESTRICTED      SHAREHOLDERS'
                                           VALUE      VALUE      CAPITAL     EARNINGS       STOCK            EQUITY
                                          --------   ---------   ---------   ---------    -----------     --------------
                                                                         (IN THOUSANDS)
BALANCE AT AUGUST 31, 1995 ............   $ --          $ 344      $1,853    $ 83,846        $  (796)       $  85,247

Activity 9/1/95 - 5/31/96:
  Net Income - Unaudited...............     --             --          --      14,886             --           14,886
  Cash dividends declared ($.05 per
   share) - unaudited..................     --             --          --      (1,836)            --           (1,836)
  Restricted stock granted - unaudited.     --              1       1,599          --         (1,600)              --
  Reacquisition of previously issued
   common stock - unaudited............     --             (1)         (2)     (1,705)            --           (1,708)
  Amortization of unearned compensation
   - unaudited.........................     --             --          --          --            419              419
  Recapitalization of equity investment
   - unaudited.........................     --             --       4,677          --             --            4,677

                                          --------    --------    --------   ---------      ----------     ------------
BALANCE AT MAY 31, 1996 - unaudited....     --            344       8,127      95,191         (1,977)         101,685

Activity 6/1/96 - 8/31/96:
  Net income - unaudited................    --             --          --       4,795             --            4,795
  Amortization of unearned compensation
   - unaudited..........................    --             --          --          --            187              187
                                          --------    --------    --------   ---------      ----------     ------------
BALANCE AT AUGUST 31, 1996 .............    --            344       8,127      99,986         (1,790)         106,667

Activity 9/1/96 - 5/31/97:
  Net Income - unaudited................    --             --          --      20,094             --           20,094
  Dividends declared ($.06 per share)
   - unaudited...........................   --             --          --      (2,310)            --           (2,310)
  Public offering -Class A Common Stock.    40             --      74,282          --             --           74,322
  Forfeiture of restricted shares -
    unaudited...........................    --             --        (218)         --            218               --
  Increase in equity investment -
    unaudited...........................    --             --         400          --             --              400
  Restricted stock granted - unaudited
    Note 5..............................    --              1       1,984          --         (1,985)              --
  Reacquisition of previously issued
    Common Stock - unaudited............    --             --          --        (148)            --             (148)
  Conversion of Class B Common Stock to
    Class A Common Stock - unaudited....     8             (8)         --          --             --               --
  Amortization of unearned compensation-
    unaudited...........................    --             --          --          --            636              636

                                          --------    --------    --------   ---------      ----------     ------------
Balance at May 31, 1997 - unaudited       $ 48           $337     $84,575    $117,622         (2,921)        $199,661
                                          ========    ========    ========   =========      ==========     ============



See accompanying notes and accountants' review report.

                       International Speedway Corporation
                 Condensed Consolidated Statements of Cash Flows

                                                        Six Months ended
                                                   May 31,          May 31,
                                                    1996             1997
                                                 (Unaudited)      (Unaudited)
                                                ______________________________
                                                          (In Thousands)
OPERATING ACTIVITIES
Net income......................................   $ 15,906         $ 21,961
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation................................      2,846            4,239
    Amortization of unearned compensation.......        339              514
    Deferred income taxes.......................      1,448            2,475
    Undistributed loss from equity investments .        830              792
    Gain on disposition of property and equipment        (3)              -
  Changes in operating assets and liabilities:
    Receivables.................................       (955)          (3,046)
    Inventories.................................       (318)              83
    Prepaid expenses and other current assets...        820           (1,101)
    Other assets................................         (6)            (203)
    Accounts payable............................      1,724            2,407
    Income taxes payable........................        541            1,206
    Deferred income.............................      2,406            1,419
    Other current liabilities...................       (203)             692
                                                ______________________________
Net cash provided by operating activities.......     25,375           31,438

INVESTING ACTIVITIES
  Acquisition of investments....................    (49,816)         (70,760)
  Proceeds from maturities of investments.......     42,574           61,553
  Capital expenditures..........................    (17,780)         (17,976)
  Cash surrender value of life insurance........         -               (67)
  Proceeds from sale of assets..................         10               -
  Acquisition of WGI interest, net of cash......         -              (996)
  Additional investment in equity investment....         -            (1,348)
                                                ______________________________
Net cash used in investing activities...........    (25,012)         (29,594)

FINANCING ACTIVITIES
 Reacquisition of previously issued
   common stock.................................     (1,708)            (148)
 Additional expense of Class A Common Stock
   Offering.....................................         -               (45)
                                                ______________________________
Net cash used in financing activities...........     (1,708)            (193)
                                                ______________________________
Net (decrease) increase in cash and cash
   Equivalents..................................     (1,345)           1,651
Cash and cash equivalents at beginning of period      8,661            8,057
                                                ______________________________

Cash and cash equivalents at end of period ...... $   7,316          $ 9,708
                                                ==============================

See accompanying notes and accountants' review report.

                       International Speedway Corporation
              Notes to Condensed Consolidated Financial Statements
                      August 31, 1996 and May 31, 1997
                  (Unaudited - See Accountants' Review Report)

1.  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and generally accepted accounting principles but do not include all of the information and disclosures required for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K. In management's opinion, the statements include all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to conform to the financial presentation at May 31, 1997.

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

Because of the seasonal concentration of racing events, the results of operations for the three-month and six-month periods ended May 31, 1996 and May 31, 1997 are not indicative of the results to be expected for the year.

2. Earnings Per Share

Earnings per share has been computed on the weighted average total number of common shares outstanding during the respective periods. Weighted average shares outstanding for the three-month and six-month periods ended May 31, 1996 were 34,479,810 and 34,471,187, respectively. Weighted average shares outstanding for the three-month and six-month periods ended May 31, 1997 were 38,496,962 and 38,491,066, respectively

3. Related Party Disclosures and Transactions

All of the racing events that take place during the Company's fiscal year are sanctioned by various racing organizations such as the Sports Car Club of America (SCCA), Automobile Racing Club of America (ARCA), American Motorcyclist Association (AMA), the Championship Cup Series (CCS), Professional Sports Car Racing, Inc., World Karting Association (WKA), Federation Internationale de l'Automobile (FIA), Federation Internationale Motorcycliste (FIM), and the National Association for Stock Car Auto Racing, Inc. (NASCAR). NASCAR, which sanctions some of the Company's principal racing events, is a member of the France Family Group which controls in excess of 55% of the outstanding stock of the Company and some members of which serve as directors and officers. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors totaled approximately $2.4 million and $7.1 million for the three-month and six-month periods ended May 31, 1996, respectively, and approximately $3.4 million and $9.0 million for the three-month and six-month periods ended May 31, 1997, respectively.

In October 1995 the Company entered into collateral assignment split-dollar insurance agreements covering the lives of William C. France and James C. France and their respective spouses. Pursuant to the agreements, the Company will advance the annual premiums of approximately $1,205,000 each year for a period of eight years. Upon surrender of the policies or payment of the death benefits thereunder, the Company is entitled to repayment of an amount equal to the cumulative premiums previously paid by the Company. The Company may cause the agreements to be terminated and the policies surrendered at any time after the cash surrender value of the policies equals the cumulative premiums advanced under the agreements. During the three-month and six-month periods ended May 31, 1996, the Company recorded a net insurance expense of approximately $163,000 and $169,000, respectively, representing the excess of the premiums paid over the increase in cash surrender value of the policies associated with these agreements. During the three-month and six-month periods ended May 31, 1997, premiums paid were approximately equal to the increase in cash surrender value of the policies.


4. Supplemental Disclosures of Cash Flow Information

Cash paid for income taxes and interest for the six months ended May 31, 1996 and May 31, 1997 are as follows:

                                           1996                  1997
                                        ________________________________
                                             (Thousands of Dollars)

                  Income taxes paid        $ 8,000               $ 9,840
                                        ================================
                  Interest paid            $ --                  $ --
                                        ================================

5.  Long-Term Incentive Restricted Stock

On January 1, 1996 and 1997, a total of 102,075 and 98,010 restricted shares of the Company's Class B Common Stock, respectively, were awarded to certain officers and managers under the Company's Long Term Incentive Plan. The market value of shares awarded on January 1, 1996 and 1997 amounted to approximately $1,599,000 and $1,985,000, respectively, and has been recorded as unearned compensation - restricted stock, which is shown as a separate component of shareholders' equity in the accompanying condensed consolidated balance sheets. The unearned compensation is being amortized over the vesting periods of the shares. The total expense charged against operations during the six months ended May 31, 1996 and May 31, 1997 was approximately $339,000 and $514,000, respectively.

6.  Class A Common Stock Offering

On November 4, 1996 the Company sold 4,000,000 shares of its newly created Class A Common Stock in an underwritten public offering (the "Offering"). The price to the public was $20 per share. The net proceeds to the Company from the sale of the stock sold by the Company in the Offering were approximately $74.3 million, after deduction of underwriting discounts and commissions and expenses of the Offering. Approximately $7.8 million of the net proceeds of this Offering was used to repay borrowings incurred under one of the Company's lines of credit in September 1996. The Company used approximately $3.1 million of the net proceeds on April 1, 1997 to acquire the 50% interest the Company did not already own in Watkins Glen International, Inc. ("WGI"). The remaining net proceeds will be used for working capital and other general corporate purposes, including continued improvements to and expansion of the Company's facilities and operations. Pending such uses, the Company has invested the net proceeds of the Offering in short-term interest-bearing obligations, the carrying value of which approximates their fair value at May 31, 1997.

7. Legal Proceedings

On October 21, 1996, the Company's indirect corporate subsidiary, Americrown Service Corporation ("Americrown"), was served with a Class Action Complaint filed in the Circuit Court of Talladega County, Alabama by Howard Padgett, Bill Lutz and Tommy Jones. The complaint was filed in September 1996 and alleged, among other things, that Americrown engaged in price-fixing activities in connection with the sale of racing souvenirs and merchandise at the Talladega Superspeedway. The complaint seeks at least $500 for each member of the class (persons buying racing souvenirs at Talladega Superspeedway since September
1992), but does not otherwise seek to recover compensatory or punitive damages or statutory attorneys' fees. Although Americrown attempted to remove the suit to Federal District Court, it has been remanded to the Circuit Court of Talladega County, Alabama, where discovery and the class certification process are proceeding. Americrown disputes the allegations and intends to defend the action fully and vigorously.

In March 1997, two purported class action companion lawsuits were filed in the United States District Court, Northern District of Georgia, against the Company, its indirect corporate subsidiary, Americrown Service Corporation, and a number of other persons alleging, in substance, that the defendants unlawfully conspired to fix prices of souvenirs and merchandise sold to consumers in violation of federal antitrust laws. One suit was filed by Florida residents and the other suit was filed by Georgia residents. Both suits seek damages and injunctive relief on behalf of all persons who purchased souvenirs or merchandise from certain vendors at any NASCAR Winston Cup stock car race or supporting event in the United States during the period 1991 to present. The two suits have been consolidated and the court is considering establishment of a class certification timetable. The Company and Americrown dispute the allegations and intend to defend the actions fully and vigorously.

Management is presently unable to predict or quantify the outcome of these matters.

8. Acquisition of Interest in WGI

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

The Company's equity in WGI's net loss through March 31, 1997 is included in equity in net loss from equity investments at May 31, 1997. The acquisition of the additional 50% interest is accounted for under the purchase method. Subsequent to the acquisition on April 1, 1997, WGI is accounted for on a consolidated basis.

9. New Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share". This statement is effective for financial statements issued for periods ending after December 15, 1997. This statement requires companies to present earnings per share on the face of the income statement in two categories called "Basic" and "Diluted" and requires restatement of all periods presented. The Company will adopt SFAS 128 during the first quarter of 1998.

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

"Motorsports related income" includes television and radio broadcast rights fees, promotion and sponsorship fees, advertising revenues, royalties from licenses of the Company's trademarks, hospitality rentals (including luxury suites and chalets) and track rentals. The Company negotiates directly with television and cable networks for coverage of substantially all of its televised motorsports events. The Company's revenues from corporate sponsorships are paid in accordance with negotiated contracts, with the identities of sponsors and the terms of sponsorship changing from time to time.

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

The following table sets forth, for each of the indicated periods, certain selected income statement data as a percentage of total revenues:

                                                   Three Months ended                     Six Months Ended
                                                          May 31,                              May 31,
                                                    1996          1997                    1996          1997
                                                 (Unaudited)   (Unaudited)             (Unaudited)   (Unaudited)
                                                 _________________________             _________________________

Revenues:

  Admissions, net.............................       50.1%         48.1%                  52.9%          49.8%
  Motorsports related income..................       28.0          29.2                   28.0           31.8
  Food, beverage and souvenir income..........       20.7          21.0                   18.4           17.5
  Other income................................        1.2           1.7                     .7             .9
                                                   ________      ________               ________       _______
    Total revenues ...........................      100.0%        100.0%                 100.0%         100.0%

Expenses:

  Direct expenses:
    Prize and point fund monies
      and NASCAR sanction fees................       12.8          13.9                   13.5           13.6
    Motorsports related expenses..............       20.5          18.8                   13.8           13.1
    Food, beverage and souvenir expenses......       12.9          12.9                   10.6           10.2
  General and administrative expenses.........       21.9          22.8                   16.4           15.9
  Depreciation................................        6.1           7.7                    4.4            5.2
                                                   ________      ________               ________       _______
    Total expenses ...........................       74.2          76.1                   58.7           58.0
                                                   ________      ________               ________       _______
Operating income..............................       25.8          23.9                   41.3           42.0
Interest income, net .........................        1.2           4.0                     .7            2.7
Equity in net loss from equity investments....       ( .6)         (1.2)                  (1.3)          (1.0)
                                                   ________      ________               ________       _______
Income before income taxes....................       26.4          26.7                   40.7           43.7
Income tax expense............................       10.6          11.5                   16.0           16.7
                                                   ________      ________               ________       _______
Net income....................................       15.8%         15.2%                  24.7%          27.0%



Admissions revenue increased approximately $2.1 million, or 17.7%, for the three months ended May 31, 1997 as compared to the three months ended May 31, 1996. Increased seating capacity and an increase in the weighted average price of tickets sold for the NASCAR Winston Cup and NASCAR Busch Series events conducted during the second quarter at the Company's Darlington and Talladega facilities combined with increased attendance and increases in certain ticket prices at the motorcycle events conducted at the Company's Daytona facility in March 1997 accounted for over 70% of the increase. DAYTONA USA accounted for the remainder of the increase.

Admissions revenue increased approximately $6.5 million, or 19.1%, for the six months ended May 31, 1997 as compared to the same period of the prior year. Increased seating capacity and attendance and an increase in weighted average price of tickets sold for the February 1997 NASCAR Winston Cup and NASCAR Busch Series events conducted at the Company's Daytona facility accounted for over 50% of the increase, while DAYTONA USA accounted for approximately 24% of the increase. The remainder of the increase in admissions income is attributable to the second quarter events as discussed above.

Motorsports related income increased approximately $1.9 million, or 27.9%, during the three months ended May 31, 1997 as compared to the three months ended May 31, 1996. The increase is primarily attributable to an increase in royalties from the special promotion and distribution of SEGA's DAYTONA USA games, promotion and sponsorship fees related to DAYTONA USA, and increases in promotion and sponsorship fees and hospitality rentals related to the second quarter events conducted at the Company's Darlington and Talladega facilities.

Motorsports related income increased approximately $7.8 million, or 43.5%, during the six months ended May 31, 1997 as compared to the same period of the prior year. Increases in TV and radio broadcast rights, promotion and sponsorship fees, rentals of hospitality facilities and advertising related to the February 1997 events conducted at Daytona International Speedway accounted for approximately two-thirds of the increase. The remaining increase resulted primarily from sponsorship fees related to DAYTONA USA, TV and radio broadcast rights and promotion and sponsorship fees related to the second quarter events and royalties as described above.

Food, beverage and souvenir income increased approximately $1.2 million, or 24.2%, during the three months ended May 31, 1997 as compared to the three months ended May 31, 1996. Inclement weather on the day of the NASCAR Winston Cup event conducted at Talladega Superspeedway in late April 1997 resulted in the event being rescheduled to May 1997. Increased attendance, primarily due to the multiple event dates and, to a lesser extent, increased seating capacity accounted for over half of the increase in food, beverage and souvenir income. The remaining increase resulted primarily from direct sales of souvenirs at the gift shop at DAYTONA USA.

Food, beverage and souvenir income increased approximately $2.4 million, or 20.5%, during the six months ended May 31, 1997 as compared to the same period of the prior year. Increased attendance at the February 1997 events conducted at the Company's Daytona facility, increased attendance due to the rain out and rescheduling of the second quarter NASCAR Winston Cup event conducted at the Company's Talladega facility and, to a lesser extent, increases in certain prices accounted for approximately 55% of the increase. The remaining increase resulted primarily from direct sales of souvenirs at the gift shop at DAYTONA USA.

Prize and point fund monies and NASCAR sanction fees increased by approximately $1 million, or 33.5%, during the three months ended May 31, 1997 as compared to the same period of the prior year. This increase is primarily attributable to the timing of Talladega's annual NASCAR Busch Series event conducted in July in 1996 and April in 1997.

Prize and point fund monies and NASCAR sanction fees increased by approximately $2.4 million, or 27.5%, during the six months ended May 31, 1997 as compared to the same period of the prior year. Approximately 74% of this increase was due to increases in the prize and point fund monies paid by NASCAR to participants in the Company's motorsports events during the six months ended May 31, 1997. This increase is primarily attributable to increases in the Company's TV broadcast rights as standard NASCAR sanctioning agreements require that a specified percentage of TV broadcast rights be paid as part of prize money and, to a lesser extent, the timing of Talladega's annual NASCAR Busch Series event conducted in July in 1996 and April in 1997.

Motorsports related expenses increased approximately $600,000, or 11.9%, during the three months ended May 31, 1997 as compared to the three months ended May 31, 1996. The increase resulted primarily from increased operating costs related to the rescheduling of the second quarter NASCAR Winston Cup event conducted at the Company's Talladega facility and the operation of DAYTONA USA, partially offset by the absence of prize and point fund monies and sanction fees due to the schedule change of Talladega's annual ARCA event from April in 1996 to October in 1997.

Motorsports related expenses increased approximately $1.8 million, or 20.5%, during the six months ended May 31, 1997 as compared to the same period of the prior year. Increases in labor, advertising and other costs related to the February events conducted at Daytona International Speedway accounted for approximately one half of the increase. The remaining increase resulted primarily from increased operating costs related to the rescheduling of Talladega's second quarter NASCAR Winston Cup event and the operation of DAYTONA USA.

As food, beverage and souvenir income increases, the Company experiences a corresponding increase in related expenses. Food, beverage and souvenir expense increased approximately $700,000, or 22.4%, and $1.5 million, or 21.7%, during the three months and six months ended May 31, 1997, respectively, as compared to the same periods of the prior year. The incremental increase in product costs at margins consistent with the same periods of the prior year accounted for over 72% and 60% of the increase during the three-month and six-month periods, respectively. The remaining increases are due primarily to personnel related expenses.

General and administrative expenses increased approximately $1.5 million, or 27.6%, and $2.3 million, or 22%, during the three months and six months ended May 31, 1997, respectively, as compared to the same periods of the prior year. The increases are due to wages and other compensation, professional fees and a wide variety of other expenses. General and administrative expenses remained relatively constant as a percentage of total revenue during the three-month and six-month periods ended May 31, 1997 and May 31, 1996.

The Company's depreciation expense increased approximately $800,000, or 55.2%, and $1.4 million, or 49%, during the three-month and six-month periods ended May 31, 1997 as compared to the same periods of the prior year, primarily as a result of the new DAYTONA USA facility and the ongoing expansion of the Company's motorsports facilities. This increase was mitigated by the lengthening of the estimated service lives of grandstands and other significant assets as a result of Management's review of actual service lives of these types of assets at the beginning of the current fiscal year.

The approximately $900,000 and $1.7 million increase in the Company's net interest income during the three months and six months ended May 31, 1997, respectively, as compared to the same periods of the prior year is attributable primarily to the investment of cash from operations and proceeds from the November 1996 Class A Common Stock offering.

Equity in net loss from equity investments represents the Company's prorata share of the current losses from its 50% investment in Watkins Glen International (WGI), through March 31, 1997, and its 20% investment in PSH Corp. which are accounted for using the equity method of accounting. Subsequent to the Company's April 1, 1997 acquisition of the 50% interest in WGI that it did not already own, WGI is accounted for on a consolidated basis.

As a result of the foregoing, the Company's net income increased approximately $670,000, or 17.5%, and $6.1 million, or 38.1%, during the three months and six months ended May 31, 1997, respectively, as compared to the same periods of the prior year.


Liquidity and Capital Resources

General

The Company has historically generated sufficient cash flow from operations to fund its capital expenditures, investments and working capital needs, as well as to pay annual cash dividends. At May 31, 1997, the Company had working capital of $57.1 million, compared to a working capital deficit of $6.7 million at August 31, 1996, which is primarily attributable to the November 4, 1996 offering of 4 million shares of the Company's newly authorized Class A Common Stock. The Company expects to experience a decrease in working capital as it utilizes the net proceeds of the Offering for capital projects as described below under the caption "Capital Expenditures", and other general corporate purposes.

The Company also has two lines of credit with financial institutions totaling $18 million. The $8.0 million line of credit expires in September 1997, and the $10 million line expires in December 1997. There were no borrowings under the credit facilities during the quarter ended May 31, 1997.

Cash Flows

Net cash provided by operating activities was approximately $31.4 million for the six months ended May 31, 1997, as compared to $25.4 million for the six months ended May 31, 1996. The difference between the Company's May 31, 1997 net income of $22 million and the $31.4 million of operating cash flow was primarily attributable to a combined increase of $4.3 million in accounts payable, income taxes payable and other current liabilities, $4.2 million in depreciation, a $2.5 million increase in deferred income taxes and a $1.4 million increase in deferred revenue, partially offset by a $3 million increase in receivables and a $1.1 million increase in prepaid expenses and other current assets.

Net cash used in investing activities was $29.6 million for the six months ended May 31, 1997, compared to $25 million for the six months ended May 31, 1996.
The Company's use of cash for investing activities for the six months ended May 31, 1997 reflects $18 million in capital expenditures, $9.2 million of net acquisitions of short-term investments, a $1.3 million investment in the stock of Penske Motorsports, Inc. (PMI) and $1 million, net of cash acquired, for the Company's acquisition of the 50% interest in WGI that it did not already own. See "Capital Expenditures".

Capital Expenditures

Capital expenditures totaled $18 million for the six months ended May 31, 1997, compared to $17.8 million for the six months ended May 31, 1996. Capital expenditures during the six months ended May 31, 1997 related primarily to additions to spectator capacity at the Company's Daytona, Talladega and Darlington facilities and renovation of the Company's new corporate headquarters.

On April 1, 1997, the Company exercised its contractual option to acquire the 50% interest it did not already own in WGI from Corning, Inc. for approximately $3.1 million. The transaction price represented the stock's book value at December 31, 1996. The Company's option to purchase Corning's interest for its book value was part of a shareholder agreement between the two companies in place since 1988.

The Company expects to make approximately $48.2 million of additional capital expenditures for approved projects within the next 24 months to increase seating capacity at each of its superspeedways, to construct luxury suites at its Daytona facility and for a number of other improvements to the Company's motorsports facilities.

Future Liquidity

The Company believes that the remaining $44.8 million in net proceeds of the Class A Common Stock offering together with funds generated from operations will be sufficient to satisfy the Company's working capital requirements through at least fiscal 1997, as well as the Company's planned capital expenditures described above.

The Company also believes that it will be able to obtain financing to fund the acquisition, development and/or construction of additional motorsports facilities, if necessary, should the Company implement this element of its growth strategy. However, there can be no assurance that adequate debt or equity financing will be available on satisfactory terms.

Income Taxes

The change in income taxes payable at May 31, 1997, as compared to August 31 and May 31, 1996, is due to the seasonal nature of the Company's business and the timing of estimated tax deposits.

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

Dependency Upon NASCAR

The Company's success has been and will remain dependent upon maintaining a good working relationship with NASCAR, the sanctioning body for NASCAR Winston Cup, NASCAR Busch Series, and certain other races promoted by the Company. The Company has sanctioning agreements to promote and market seven NASCAR Winston Cup races, five NASCAR Busch Series races and a number of other NASCAR races for the 1997 racing season. Each NASCAR event sanctioning agreement is awarded on
an annual basis.   In the fiscal years ended August 31, 1995 and 1996,
NASCAR-sanctioned races at the Company's facilities accounted for approximately 79.5% and 78.3%, respectively, of the Company's total revenues. Although William
C. France and James C. France presently control both the Company and NASCAR, and management believes that the Company will continue to maintain an excellent relationship with NASCAR for the foreseeable future, NASCAR is under no obligation to continue to enter into sanctioning agreements with the Company to promote any event. Failure to obtain a sanctioning agreement for a major NASCAR event would have a material adverse effect on the Company's financial condition and results of operations. Moreover, although the Company's general growth strategy includes the possible development and/or acquisition of additional motorsports facilities, there can be no assurance that NASCAR will enter into sanctioning agreements with the Company to promote races at such facilities.

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

Industry Sponsorships And Government Regulation

The motorsports industry and the Company generate significant recurring revenue from the promotion, sponsorship and advertising of various companies and their products. Government regulation can adversely impact the availability to motorsports of this promotion, sponsorship and advertising revenue. Advertising by the tobacco and alcoholic beverage industries is generally subject to greater governmental regulation than advertising by other sponsors of the Company's events. In August 1996, the U.S. Food and Drug Administration (the "FDA") issued regulations concerning advertising and sales of cigarettes and smokeless tobacco to minors which would, in part, restrict tobacco industry sponsorship of all sporting events, including motorsports, effective August 1998. The FDA regulations prohibit the present practice of tobacco product brand name sponsorship of, or identification with, motorsports events, entries and teams. If these rules become effective, no assurance can be given that suitable alternative sponsors for the events, entries and teams could be located. Management is aware of pending legal challenges, as well as legislative initiatives, which could change or prevent the scheduled implementation of these regulations. The tobacco industry has purportedly reached a widely publicized settlement of pending liability lawsuits which would have an effect similar to the pending FDA regulations. This proposed settlement would require legislative approval and enabling legislation. However, the final outcome of the challenges to the FDA regulations or the implementation of the proposed settlement is uncertain, and the ultimate impact on the motorsports industry and the Company, if any, is unclear. The Company is not aware of any proposed governmental regulation which would materially limit the availability to motorsports of promotion, sponsorship or advertising revenue from the alcoholic beverage industry. Advertising and sponsorship revenue from the tobacco and alcoholic beverage industries accounted for approximately 1.6% and 1.5% of the Company's total revenues in fiscal 1995 and 1996, respectively. In addition, the tobacco and alcoholic beverage industries provide financial support to the motorsports industry through, among other things, their purchase of advertising time, their sponsorship of racing teams and their sponsorship of racing series such as NASCAR's Winston Cup and NASCAR's Busch Series.

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

Uncertain Prospects of New Motorsports Facilities

The Company's growth strategy includes the potential acquisition and/or development of new motorsports facilities. The Company's ability to implement successfully this element of its growth strategy will depend on a number of factors, including (i) the Company's ability to obtain one or more additional sanctioning agreements to promote NASCAR Winston Cup, NASCAR Busch Series or other major events at these new facilities, (ii) the cooperation of local government officials, (iii) the Company's capital resources and the availability of debt or equity financing on satisfactory terms, (iv) the Company's ability to control construction and operating costs, and (v) the Company's ability to hire and retain qualified personnel. The Company's inability to implement its expansion plans for any reason would adversely affect its business prospects. In addition, expenses associated with developing, constructing and opening a new facility may have a negative effect on the Company's financial condition and results of operations in one or more future reporting periods. The cost of any such transaction will depend on a number of factors, including the facility's location, the extent of the Company's ownership interest and the degree of any municipal or other public support. Moreover, although management believes that it will be able to obtain financing if necessary to fund the acquisition, development and/or construction of additional motorsports facilities should the Company implement this element of its growth strategy, there can be no assurance that adequate debt or equity financing will be available on satisfactory terms.

Financial Impact of Bad Weather

The Company promotes outdoor motorsports events. Weather conditions affect sales of, among other things, tickets, concessions and souvenirs at these events. Although the Company sells tickets well in advance of its most popular events, poor weather conditions could have a material adverse effect on the Company's results of operations, particularly any interruption of the Company's February "Speedweeks" events. For example, bad weather required the rescheduling of certain racing events during the Company's 1996 March Motorcycle Week at Daytona, resulting in reduced revenues and increased expenses.

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

           Review Report of Independent Certified Public Accountants


The Board of Directors
International Speedway Corporation

We have reviewed the accompanying condensed consolidated balance sheet of International Speedway Corporation as of May 31, 1997, and the related condensed consolidated statements of operations, shareholders' equity and cash flows for the three-month and six-month periods ended May 31, 1997 and May 31, 1996. These financial statements are the responsibility of the Company's management.

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


                                                  /s/ Ernst & Young LLP


Jacksonville, Florida
July 7, 1997

                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On October 21, 1996, the Company's indirect corporate subsidiary, Americrown Service Corporation ("Americrown"), was served with a Class Action Complaint filed in the Circuit Court of Talladega County, Alabama by Howard Padgett, Bill Lutz and Tommy Jones. The complaint was filed in September 1996 and alleged, among other things, that Americrown engaged in price-fixing activities in connection with the sale of racing souvenirs and merchandise at the Talladega Superspeedway. The complaint seeks at least $500 for each member of the class (persons buying racing souvenirs at Talladega Superspeedway since September
1992), but does not otherwise seek to recover compensatory or punitive damages or statutory attorneys' fees. Although Americrown attempted to remove the suit to Federal District Court, it has been remanded to the Circuit Court of Talladega County, Alabama, where discovery and the class certification process are proceeding. Americrown disputes the allegations and intends to defend the action fully and vigorously.

In March 1997, two purported class action companion lawsuits were filed in the United States District Court, Northern District of Georgia, against the Company, its indirect corporate subsidiary, Americrown Service Corporation, and a number of other persons alleging, in substance, that the defendants unlawfully conspired to fix prices of souvenirs and merchandise sold to consumers in violation of federal antitrust laws. One suit was filed by Florida residents and the other suit was filed by Georgia residents. Both suits seek damages and injunctive relief on behalf of all persons who purchased souvenirs or merchandise from certain vendors at any NASCAR Winston Cup stock car race or supporting event in the United States during the period 1991 to present. The two suits have been consolidated and the court is considering establishment of a class certification timetable. The Company and Americrown dispute the allegations and intend to defend the actions fully and vigorously.

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





                                      INTERNATIONAL SPEEDWAY CORPORATION
                                                  (Registrant)


Date    July 10, 1997                   /s/ James C. France
                                      _____________________________________
                                       James C. France, President

Date    July 10, 1997                   /s/ Susan G. Schandel
                                      _____________________________________
                                       Susan G. Schandel,
                                         Chief Financial Officer