Form 10-Q
period 1997-08-31
INTERNATIONAL SPEEDWAY CORP
filed 1997-10-15
CIK 51548

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 1997.

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

    Class A Common Stock, -  5,293,551 shares as of September 29, 1997
    Class B Common Stock, - 33,203,411 shares as of September 29, 1997

PART I. - FINANCIAL INFORMATION
Item 1. - Financial Statements

                INTERNATIONAL SPEEDWAY CORPORATION
              Condensed Consolidated Balance Sheets

                                                                August 31,    August 31,
                                                                   1996          1997
                                                                             (unaudited)
                                                                ____________ _____________
                                                                      (IN THOUSANDS)
                            ASSETS
Current Assets:
 Cash and cash equivalents ...................................    $  9,042      $ 28,112
 Short-term investments ......................................       8,369         6,218
 Receivables, less allowances of $35 .........................       3,455         7,215
 Inventories .................................................       1,409           896
 Prepaid expenses and other current assets ...................       2,410         3,729
                                                                 ____________ ____________
Total Current Assets .........................................      24,685        46,170

Property and Equipment - at cost - less accumulated
 depreciation of $51,219 ($36,912 at August 31, 1996).........      98,835       155,615

Other Assets:

 Equity investments (Notes 8 and 9) ..........................      27,256        45,354
 Goodwill (Note 9) ...........................................           0        40,654
 Cash surrender value of life insurance (Note 3)..............       1,214         2,450
 Long-term investments .......................................         500           500
 Other .......................................................         301           476

                                                                ____________ ____________
                                                                    29,271        89,434
                                                                ____________ ____________
Total Assets .................................................    $152,791      $291,219
                                                                ============ ============

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable ............................................    $  3,820      $  5,830
 Income taxes payable ........................................          57         1,163
 Deferred income .............................................      25,963        42,196
 Current portion of note payable .............................           0        11,952
 Other current liabilities ...................................       1,596         1,497
                                                                ____________ ____________
Total Current Liabilities ....................................      31,436        62,638

Note payable .................................................           0         2,039

Deferred income taxes ........................................      14,688        18,759

Commitments and Contingencies (Note 7)

Shareholders' Equity (Notes 1 and 6)
 Class A Common Stock, $.01 par value, 80,000,000 shares
   authorized; 0 and 5,233,203 issued in 1996 and
   1997, respectively ........................................           0            52
 Class B Common Stock, $.01 par value, 40,000,000 shares
   authorized; 34,423,890 and 33,263,759 issued in 1996
   and 1997, respectively ....................................         344           333
 Additional paid-in capital ..................................       8,127        86,437
 Retained earnings ...........................................      99,986       123,607
                                                                ____________ ____________
                                                                   108,457       210,429
 Less unearned compensation-restricted stock (Note 5).........       1,790         2,646
                                                                ____________ ____________
Total Shareholders' Equity ...................................     106,667       207,783
                                                                ____________ ____________
Total Liabilities and Shareholders' Equity ...................    $152,791     $ 291,219
                                                                ============ ============

See accompanying notes and accountants' review report.

                      INTERNATIONAL SPEEDWAY CORPORATION
                Condensed Consolidated Statements of Operations

                                                        Three Months ended
                                                      August 31,   August 31,
                                                        1996          1997
                                                     (Unaudited)   (Unaudited)
                                                     _________________________
                                                       (In Thousands, Except
                                                          Per Share Data)
REVENUES:

  Admissions, net....................................   $12,405     $16,337
  Motorsports related income.........................     6,373      11,159
  Food, beverage and souvenir income.................     3,912       5,064
  Other income.......................................       319         546
                                                     ___________   __________
                                                         23,009      33,106
EXPENSES:

  Direct expenses:
    Prize and point fund monies
      and NASCAR sanction fees.......................     3,708       5,718
    Motorsports related expenses.....................     4,687       5,813
    Food, beverage and souvenir expenses.............     2,185       2,941
  General and administrative expenses................     6,061       7,161
  Depreciation.......................................     2,169       2,711
                                                     ___________   __________
                                                         18,810      24,344
                                                     ___________   __________

Operating income.....................................     4,199       8,762
Interest income, net ................................       118         460
Equity in net income from equity investments.........     2,425         697
                                                     ___________   __________
Income before income taxes...........................     6,742       9,919
Income taxes.........................................     1,947       3,934
                                                     ___________   __________

Net Income...........................................   $ 4,795      $5,985
                                                     ===========   ==========
Earnings per share (Note 2)..........................    $ 0.14       $0.16
                                                     ===========   ==========
Dividends per share..................................    $  .05       $ .06
                                                     ===========   ==========

See accompanying notes and accountants' review report.

                      INTERNATIONAL SPEEDWAY CORPORATION
                Condensed Consolidated Statements of Operations

                                                        Nine Months ended
                                                      August 31,   August 31,
                                                        1996          1997
                                                     (Unaudited)   (Unaudited)
                                                     _________________________
                                                       (In Thousands, Except
                                                          Per Share Data)
REVENUES:

  Admissions, net....................................   $46,514     $56,946
  Motorsports related income.........................    24,404      37,033
  Food, beverage and souvenir income.................    15,780      19,362
  Other income.......................................       802       1,261
                                                     ___________   __________
                                                         87,500     114,602
EXPENSES:

  Direct expenses:
    Prize and point fund monies
      and NASCAR sanction fees.......................    12,423      16,831
    Motorsports related expenses.....................    13,570      16,520
    Food, beverage and souvenir expenses.............     9,023      11,264
  General and administrative expenses................    16,664      20,097
  Depreciation.......................................     5,015       6,950
                                                     ___________   __________
                                                         56,695      71,662
                                                     ___________   __________

Operating income.....................................    30,805      42,940
Interest income, net ................................       582       2,624
Equity in net income (loss) from equity investments..     1,595         (95)
                                                     ___________   __________
Income before income taxes...........................    32,982      45,469
Income taxes.........................................    12,281      17,523
                                                     ___________   __________

Net Income...........................................   $20,701     $27,946
                                                     ===========   ==========
Earnings per share (Note 2)..........................    $ 0.60      $ 0.73
                                                     ===========   ==========
Dividends per share..................................    $  .05      $  .06
                                                     ===========   ==========

See accompanying notes and accountants' review report.

                      International Speedway Corporation
            Condensed Consolidated Statements of Shareholders' Equity


                                          CLASS A    CLASS B
                                          COMMON     COMMON                               UNEARNED
                                           STOCK      STOCK     ADDITIONAL              COMPENSATION-       TOTAL
                                          $.01 PAR   $.01 PAR    PAID-IN     RETAINED     RESTRICTED      SHAREHOLDERS'
                                           VALUE      VALUE      CAPITAL     EARNINGS       STOCK            EQUITY
                                          --------   ---------   ---------   ---------    -----------     --------------
                                                                         (IN THOUSANDS)
BALANCE AT AUGUST 31, 1995 ............   $ --          $ 344     $ 1,853    $ 83,846        $  (796)        $ 85,247

Activity 9/1/95 - 8/31/96:
  Net income ..........................     --             --          --      19,681             --           19,681
  Cash dividends ......................
   ($.05 per share) ...................     --             --          --      (1,836)            --           (1,836)
  Restricted stock granted (Note 5) ...     --              1       1,599          --         (1,600)              --
  Reacquisition of previously issued
   common stock .......................     --             (1)         (2)     (1,705)            --           (1,708)
  Amortization of unearned compensation
   (Note 5) ...........................     --             --          --          --            606              606
  Recapitalization of equity investment     --             --       4,677          --             --            4,677

                                          --------    --------    --------   ---------      ----------     ------------
BALANCE AT AUGUST 31, 1996 ............     --            344       8,127      99,986         (1,790)         106,667


Activity 9/1/96 - 8/31/97:
  Net income - unaudited................    --             --          --      26,079             --           26,079
  Cash dividends ($.06 per share)
   - unaudited...........................   --             --          --      (2,310)            --           (2,310)
  Public offering -Class A Common Stock
   (Notes 1 and 6) ......................   40             --      74,282          --             --           74,322
  Forfeiture of restricted shares -
    unaudited...........................    --             --        (218)         --            218               --
  Increase in equity investment -
    unaudited...........................    --             --       2,262          --             --            2,262
  Restricted stock granted - unaudited
    (Note 5) ...........................    --              1       1,984          --         (1,985)              --
  Reacquisition of previously issued
    common stock - unaudited............    --             --          --        (148)            --             (148)
  Conversion of Class B Common Stock to
    Class A Common Stock - unaudited....    12            (12)         --          --             --               --
  Amortization of unearned compensation-
    unaudited (Note 5) .................    --             --          --          --            911              911

                                          --------    --------    --------   ---------      ----------     ------------
Balance at August 31, 1997 - unaudited    $ 52          $ 333     $86,437    $123,607        $(2,646)        $207,783
                                          ========    ========    ========   =========      ==========     ============



See accompanying notes and accountants' review report.

                       International Speedway Corporation
                 Condensed Consolidated Statements of Cash Flows

                                                       Nine Months ended
                                                 August 31,       August 31,
                                                    1996             1997
                                                 (Unaudited)      (Unaudited)
                                                ______________________________
                                                          (In Thousands)
OPERATING ACTIVITIES
Net income......................................   $ 20,701         $ 27,946
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation................................      5,015            6,950
    Amortization of unearned compensation.......        526              789
    Deferred income taxes.......................      1,948            3,325
    Undistributed gain (loss) from .............
      equity investments .......................     (1,557)              95
    Gain on disposition of property and equipment        (5)              -
  Changes in operating assets and liabilities:
    Receivables.................................        201             (457)
    Inventories.................................       (378)             455
    Prepaid expenses and other current assets...       (409)          (1,472)
    Other assets................................       (133)            (203)
    Accounts payable............................      1,236            2,212
    Income taxes payable........................        (49)           1,076
    Deferred income.............................        891             (351)
    Other current liabilities...................      1,010              995
                                                ______________________________
Net cash provided by operating activities.......     28,997           41,360

INVESTING ACTIVITIES
  Acquisition of investments....................    (70,515)         (88,708)
  Proceeds from maturities of investments.......     72,290          158,047
  Capital expenditures..........................    (26,563)         (25,467)
  Cash surrender value of life insurance........         15             (113)
  Proceeds from sale of assets..................         13               -
  Acquisition of WGI interest, net of
   cash acquired ...............................         -              (996)
  Equity investments ...........................       (312)         (17,696)
  Acquisition of PIR, net of cash acquired .....         -           (43,868)
                                                ______________________________
Net cash used in investing activities...........    (25,072)         (18,801)

FINANCING ACTIVITIES
 Reacquisition of previously issued common stock     (1,708)            (148)
 Additional expense of Class A Common Stock
   Offering.....................................         -               (46)
 Cash dividends paid ...........................     (1,836)          (2,310)
                                                ______________________________
Net cash used in financing activities...........     (3,544)          (2,504)
                                                ______________________________
Net increase in cash and cash equivalents.......        381           20,055
Cash and cash equivalents at beginning of period      8,661            8,057
                                                ______________________________

Cash and cash equivalents at end of period ...... $   9,042          $28,112
                                                ==============================

See accompanying notes and accountants' review report.

                       International Speedway Corporation
              Notes to Condensed Consolidated Financial Statements
                      August 31, 1996 and August 31, 1997
                  (Unaudited - See Accountants' Review Report)

1.  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and generally accepted accounting principles but do not include all of the information and disclosures required for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K. In management's opinion, the statements include all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. Certain reclassifications of 1996 information have been made to conform to the financial presentation at August 31, 1997.

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

Because of the seasonal concentration of racing events, the results of operations for the three-month and nine-month periods ended August 31, 1996 and August 31, 1997 are not indicative of the results to be expected for the year.

2. Earnings Per Share

Earnings per share has been computed on the weighted average total number of common shares outstanding during the respective periods. Weighted average shares outstanding for the three-month and nine-month periods ended August 31, 1996 were 34,423,890 and 34,455,364, respectively. Weighted average shares outstanding for the three-month and nine-month periods ended August 31, 1997 were 38,496,962 and 38,486,404, respectively.

3. Related Party Disclosures and Transactions

All of the racing events that take place during the Company's fiscal year are sanctioned by various racing organizations such as the Sports Car Club of America (SCCA), Automobile Racing Club of America (ARCA), American Motorcyclist Association (AMA), the Championship Cup Series (CCS), Professional Sports Car Racing, Inc., World Karting Association (WKA), Federation Internationale de l'Automobile (FIA), Federation Internationale Motorcycliste (FIM), and the National Association for Stock Car Auto Racing, Inc. (NASCAR). NASCAR, which sanctions some of the Company's principal racing events, is a member of the France Family Group which controls in excess of 55% of the outstanding stock of the Company and some members of which serve as directors and officers. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors totaled approximately $3.3 million and $10.4 million for the three-month and nine-month periods ended August 31, 1996, respectively, and approximately $4.8 million and $13.8 million for the three-month and nine-month periods ended August 31, 1997, respectively.

In October 1995 the Company entered into collateral assignment split-dollar insurance agreements covering the lives of William C. France and James C. France and their respective spouses. Pursuant to the agreements, the Company will advance the annual premiums of approximately $1,205,000 each year for a period of eight years. Upon surrender of the policies or payment of the death benefits thereunder, the Company is entitled to repayment of an amount equal to the cumulative premiums previously paid by the Company. The Company may cause the agreements to be terminated and the policies surrendered at any time after the cash surrender value of the policies equals the cumulative premiums advanced under the agreements. During the three-month and nine-month periods ended August 31, 1996, the Company recorded a net insurance expense of approximately $200,000 and $369,000, respectively, representing the excess of the premiums paid over the increase in cash surrender value of the policies associated with these agreements. During the three-month and nine-month periods ended August 31, 1997, premiums paid were approximately equal to the increase in cash surrender value of the policies.


4. Supplemental Disclosures of Cash Flow Information

Cash paid for income taxes and interest for the nine months ended August 31, 1996 and August 31, 1997 are as follows:

                                           1996                  1997
                                        ________________________________
                                             (Thousands of Dollars)

                  Income taxes paid        $10,416               $12,985
                                        ================================
                  Interest paid            $ --                  $    31
                                        ================================

5.  Long-Term Incentive Restricted Stock

On January 1, 1996 and 1997, a total of 102,075 and 98,010 restricted shares of the Company's Class B Common Stock, respectively, were awarded to certain officers and managers under the Company's Long-Term Incentive Plan. The market value of shares awarded on January 1, 1996 and 1997 amounted to approximately $1,599,000 and $1,985,000, respectively, and has been recorded as unearned compensation - restricted stock, which is shown as a separate component of shareholders' equity in the accompanying condensed consolidated balance sheets. The unearned compensation is being amortized over the vesting periods of the shares. The total expense charged against operations during the nine months ended August 31, 1996 and 1997 was approximately $526,000 and $789,000, respectively.

6.  Class A Common Stock Offering

On November 4, 1996 the Company sold 4,000,000 shares of its newly created Class A Common Stock in an underwritten public offering (the "Offering"). The price to the public was $20 per share. The net proceeds to the Company from the sale of the stock sold by the Company in the Offering were approximately $74.3 million, after deduction of underwriting discounts and commissions and expenses of the Offering. Approximately $7.8 million of the net proceeds of this Offering was used to repay borrowings incurred under one of the Company's lines of credit in September 1996. The Company used approximately $3.1 million of the net proceeds to acquire the 50% interest it did not already own in Watkins Glen International, Inc. ("WGI"), $43.8 million to acquire Phoenix International Raceway ("PIR") and $16.1 million for equity investments in Homestead-Miami Speedway, LLC ("HMS, LLC") and Grand Prix Association of Long Beach, Inc. ("GPLB"). The remaining net proceeds were used for working capital and other general corporate purposes, including continued improvements to and expansion of the Company's facilities and operations. Pending such uses, the Company had invested the net proceeds of the Offering in short-term interest-bearing obligations.

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

In March 1997, two purported class action companion lawsuits were filed in the United States District Court, Northern District of Georgia, against the Company, its indirect corporate subsidiary, Americrown Service Corporation, and a number of other persons alleging, in substance, that the defendants unlawfully conspired to fix prices of souvenirs and merchandise sold to consumers in violation of federal antitrust laws. One suit was filed by Florida residents and the other suit was filed by Georgia residents. Both suits seek damages and injunctive relief on behalf of all persons who purchased souvenirs or merchandise from certain vendors at any NASCAR Winston Cup stock car race or supporting event in the United States during the period 1991 to present. The two suits have been consolidated and the court has established a timetable to consider class certification. Discovery is proceeding. The Company and Americrown dispute the allegations and intend to defend the actions fully and vigorously.

Management is presently unable to predict or quantify the outcome of these matters.

8. Equity Investments

On May 19, 1997, Penske Motorsports, Inc. ("PMI") increased its ownership interest in North Carolina Motor Speedway ("NCMS") from approximately 4.5% to approximately 70% through the issuance of 906,542 shares of common stock valued at $30 per share. As a result of PMI's increased investment in NCMS, the Company recorded an increase in its equity investment in PSH Corp. of approximately $3 million and recorded a corresponding increase in deferred income taxes and additional paid in capital of approximately $1.2 million and $1.8 million, respectively.

In July, 1997, the Company invested $11.8 million, plus related acquisition costs, for a 40% interest in HMS, LLC, the operators of the Metro-Dade Homestead Motorsports Complex.

On August 8, 1997, the Company invested $3.9 million, plus related acquisition costs, for a 7.2% interest in GPLB, the operators of Grand Prix of Long Beach, California, Gateway International Raceway in Madison, Illinois and Memphis Motorsports Park in Millington, Tennessee.

The HMS, LLC and the GPLB transactions have been accounted for using the equity method of accounting and are included in equity investments in the condensed consolidated balance sheets, along with the Company's equity investment in PSH Corp.

9. Acquisitions

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

The Company's equity in WGI's net loss through March 31, 1997 is included in equity in net income from equity investments at August 31, 1997. The acquisition of the additional 50% interest was accounted for under the purchase method. Subsequent to the acquisition on April 1, 1997, WGI is accounted for on a consolidated basis.

On July 14, 1997, Phoenix Speedway Corporation ("PSC"), a newly formed wholly-owned subsidiary of the Company, acquired substantially all of the assets comprising the business and motorsports complex known as "Phoenix International Raceway" from Phoenix International Raceway, Inc., Phoenix International Raceway, L.L.C. and Phoenix International Raceway Limited Partnership for consideration consisting of $46.4 million cash, notes payable and other liabilities totaling $13.8 million, and related acquisition costs. PIR promotes motorsports activities at its motorsports complex located outside of Phoenix, Arizona. The PIR complex has a 1 mile oval track and a 1.51 mile road course. PIR currently hosts an annual NASCAR Winston Cup Series and two NASCAR Craftsman Truck Series events, an Indy Racing League event and a number of other events.

The PIR acquisition has been accounted for under the purchase method of accounting, and accordingly, the results of operations have been included in the Company's condensed consolidated statements of operations since the date of acquisition. The purchase price was allocated to the assets and liabilities acquired based on estimated fair values at the acquisition date. The excess of the purchase price over the fair value of the net assets acquired was approximately $40.8 million and has been recorded as goodwill, which is being amortized on a straight line basis over 40 years.

The following unaudited pro forma financial information presents a summary of consolidated results of operations as if the PIR transaction had occurred as of December 1, 1995 after giving effect to certain adjustments, including depreciation, amortization of goodwill, interest income, interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made on that date, nor are they necessarily indicative of results which may occur in the future.

                                                      (PRO FORMA)
                                                      (Unaudited)
                                           Nine Months Ended
                                               August 31,
                                          1996         1997
                                                  ____      ____
                                             In Thousands

Total revenues                           $92,212         $119,363
Net income                                      18,935           25,635
Net income per share                          $   .55         $    .67

Because of the seasonal concentration of racing events, in particular the NASCAR Winston Cup event which was held in October 1996 and will be held in November 1997, the pro forma results of operations for the nine months ended August 31, 1996 and 1997 are not indicative of the results to be expected for the year.

10. New Accounting Pronouncements

The Financial Accounting Standards Board has issued three new accounting Standards which apply to the Company. Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" is effective for financial statements issued for periods ending after December 15, 1997. This statement requires companies to present earnings per share on the face of the income statement in two categories called "Basic" and "Diluted" and requires restatement of all periods presented. The Company will adopt SFAS 128 during the first quarter of 1998. Management believes the impact on earnings per share will not be material.

In June 1997, SFAS No. 130, "Reporting Comprehensive Income" was issued. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 130 in fiscal year 1999. SFAS No. 130 expands or modifies disclosures and, accordingly, will have no impact on the Company's reported financial position, results of operations or cash flows.

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and reporting selected information about operating segments in interim financial reports and is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the effect of SFAS No. 131 on its financial statement disclosures.

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

"Admissions" revenue includes ticket sales from all of the Company's events, track tours and, since July 1996, admissions to the DAYTONA USA Velocitorium. Admissions revenue for racing events is recorded upon completion of the related motorsports event.

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

The following table sets forth, for each of the indicated periods, certain selected income statement data as a percentage of total revenues:

                                                   Three Months ended                      Nine Months Ended
                                                       August 31,                              August 31,
                                                    1996          1997                    1996          1997
                                                 (Unaudited)   (Unaudited)             (Unaudited)   (Unaudited)
                                                 _________________________             _________________________

Revenues:

  Admissions, net.............................       53.9%         49.4%                  53.2%          49.7%
  Motorsports related income..................       27.7          33.7                   27.9           32.3
  Food, beverage and souvenir income..........       17.0          15.3                   18.0           16.9
  Other income................................        1.4           1.6                     .9            1.1
                                                   ________      ________               ________       _______
    Total revenues ...........................      100.0%        100.0%                 100.0%         100.0%

Expenses:

  Direct expenses:
    Prize and point fund monies
      and NASCAR sanction fees................       16.1          17.3                   14.2           14.7
    Motorsports related expenses..............       20.4          17.5                   15.5           14.4
    Food, beverage and souvenir expenses......        9.5           8.9                   10.3            9.8
  General and administrative expenses.........       26.3          21.6                   19.1           17.5
  Depreciation................................        9.4           8.2                    5.7            6.1
                                                   ________      ________               ________       _______
    Total expenses ...........................       81.7          73.5                   64.8           62.5
                                                   ________      ________               ________       _______
Operating income..............................       18.3          26.5                   35.2           37.5
Interest income, net .........................         .5           1.4                     .7            2.3
Equity in net income (loss) from equity
  investments.................................       10.5           2.1                    1.8            (.1)
                                                   ________      ________               ________       _______
Income before income taxes....................       29.3          30.0                   37.7           39.7
Income tax expense............................        8.5          11.9                   14.0           15.3
                                                   ________      ________               ________       _______
Net income....................................       20.8%         18.1%                  23.7%          24.4%



The timing of events at the Company's facilities historically has been generally consistent from year-to-year with the exception of the Labor Day events at Darlington Raceway ("Darlington"). In the current year, however, schedule changes at Talladega Superspeedway ("Talladega") and the acquisition of Watkins Glen International ("Watkins Glen" or "WGI") also resulted in changes in certain events conducted at the Company's facilities during the third fiscal quarter. Darlington's Labor Day weekend schedule consists of a NASCAR Busch Series event on Saturday and a NASCAR Winston Cup Series event on Sunday. These events generally occur in September, however, from time-to-time, one or both of these events may occur in August. In the current year, both Darlington Labor Day Weekend events were held in August, while in the prior year, the NASCAR Busch series event was conducted in August, and the NASCAR Winston Cup Series event was held in September.

In the current year, scheduling changes related to certain events conducted at Talladega Superspeedway shifted events between the second, third and fourth quarters. In 1997, an ARCA event and a NASCAR Winston Cup event traditionally run in the second and third fiscal quarters, respectively, were moved to the fourth fiscal quarter, and a NASCAR Busch Series event traditionally run in the third fiscal quarter was moved to the second fiscal quarter.

The increased ownership of Watkins Glen International ("Watkins Glen") and related consolidation effective April 1, 1997 as discussed below under the caption "Capital Expenditures" also resulted in additional events being conducted in the third fiscal quarter of the current year as compared to the prior year.

The net impact of these schedule changes, combined with increased attendance and an increase in the weighted average price of tickets sold at the NASCAR Winston Cup event held at Daytona International Speedway ("Daytona") during the third quarter, accounted for substantially all of the $3.9 million, or 31.7%, increase in admissions revenue for the three months ended August 31, 1997 as compared to the three months ended August 31, 1996.

Admissions revenue increased approximately $10.4 million, or 22.4%, for the nine months ended August 31, 1997 as compared to the same period of the prior year. Increased seating capacity, attendance, and an increase in the weighted average price of tickets sold for the February, March and May 1997 NASCAR events conducted at Daytona, Darlington and Talladega, respectively, as well as increased attendance and increases in certain ticket prices at the March 1997 motorcycle events conducted at Daytona, accounted for approximately half of the increase. The remainder of the increase is attributable to the net impact of the timing of events, as discussed above.

Motorsports related income increased approximately $4.8 million, or 75.1%, during the three months ended August 31, 1997 as compared to the three months ended August 31, 1996. The increase in motorsports related income is primarily due to the net impact of the timing of events, as discussed above, hospitality rentals related to the third quarter NASCAR Winston Cup event held at Daytona, sponsorship fees related to DAYTONA USA and, to a lesser extent, advertising and royalty revenue.

Motorsports related income increased approximately $12.6 million, or 51.7% for the nine months ended August 31, 1997 as compared to the same period of the prior year. The combined effect of the net impact of the timing of events, as discussed above, and increases in TV and radio broadcast rights, promotion and sponsorship fees, rentals of hospitality facilities and advertising related to the February 1997 events conducted at Daytona accounted for approximately two thirds of the increase. The remaining increase resulted primarily from increased advertising revenue, promotion and sponsorship fees from DAYTONA USA and royalties.

Food, beverage and souvenir income increased approximately $1.2 million, or 29.4%, for the quarter ended August 31, 1997 as compared to the same period of the prior year. Increases due to third quarter events conducted at Watkins Glen, the timing of the Labor Day NASCAR Winston Cup event held at Darlington and increased attendance at the July 1997 event conducted at Daytona were partially offset by the move of the NASCAR Winston Cup event at Talladega.

Food, beverage and souvenir income increased approximately $3.6 million, or 22.7%, for the nine months ended August 31, 1997 as compared to the same period of the prior year. The net impact of the timing of events, as discussed above, increased attendance at the February 1997 events conducted at Daytona, increased attendance due to the rain out and rescheduling of the second quarter NASCAR Winston Cup event conducted at Talladega and, to a lesser extent, increases in certain prices accounted for over two-thirds of the increase. The remaining increase resulted primarily from direct sales of souvenirs at the gift shop at DAYTONA USA.

Prize and point fund monies and NASCAR sanction fees increased by approximately $2 million, or 54.2%, during the quarter ended August 31, 1997 as compared to the same period of the prior year. This increase is primarily attributable to the net impact of third quarter events conducted at Watkins Glen, Darlington and Talladega.

Prize and point fund monies and NASCAR sanction fees increased by approximately $4.4 million, or 35.5%, for the nine months ended August 31, 1997 as compared to the same period of the prior year. Over half of this increase is due to the net impact of third quarter events conducted at Watkins Glen, Darlington and Talladega. The remaining increase is primarily the result of increases in the prize and point fund monies paid by NASCAR to participants in the Company's events. This increase is primarily attributable to increases in the Company's TV broadcast rights as standard NASCAR sanctioning agreements require that a specified percentage of TV broadcast rights be paid as part of prize money.

Motorsports related expenses increased approximately $1.1 million, or 24%, during the three months ended August 31, 1997 as compared to the three months ended May 31, 1996. This increase is attributable to direct race expenses related to the third quarter events conducted at Watkins Glen, the timing of Labor Day events at Darlington and increases in direct race expenses related to the July 1997 NASCAR Winston Cup event at Daytona, partially offset by the timing of the NASCAR Winston Cup event at Talladega.

Motorsports related expenses increased approximately $3 million, or 21.7%, for the nine months ended August 31, 1997 as compared to the same period of the prior year. This increase is primarily attributable to operating costs related to the third quarter events held at Watkins Glen, increases in direct race expenses related to the February events conducted at Daytona, increases in operating costs related to the rainout and rescheduling of Talladega's second quarter NASCAR Winston Cup event and, to a lesser extent, the operation of DAYTONA USA.

As food, beverage and souvenir income increases, the Company experiences a corresponding increase in related expenses. Food, beverage and souvenir expenses remained relatively constant as a percentage of food, beverage and souvenir income during the three and nine months ended August 31, 1997 with increases of approximately $750,000, or 34.6%, and $2.2 million, or 24.8%, respectively.

General and administrative expenses increased approximately $1.1 million, or 18.1%, and $3.4 million, or 20.6%, during the three months and nine months ended August 31, 1997, respectively, as compared to the same periods of the prior year. The increases are due to the acquisition of Phoenix International Raceway ("PIR"), the consolidation of Watkins Glen and compensation, professional fees and a wide variety of other expenses related to the ongoing expansion of the Company's business. These increases were partially offset by the timing of certain incentive compensation which resulted in a decrease in general and administrative expenses as a percentage of total revenue during these periods.

The Company's depreciation expense increased approximately $550,000, or 25%, and $1.9 million, or 38.6%, during the three-month and nine-month periods ended August 31, 1997 as compared to the same periods of the prior year, primarily as a result of DAYTONA USA, the ongoing expansion of the Company's motorsports facilities and, during the third quarter, amortization of goodwill related to the acquisition of Phoenix International Raceway. This increase was partially mitigated by the lengthening of the estimated service lives of grandstands and other significant assets as a result of Management's review of actual service lives of these types of assets at the beginning of the current fiscal year.

The approximately $350,000 and $2.2 million increase in the Company's net interest income during the three months and nine months ended August 31, 1997, respectively, as compared to the same periods of the prior year is attributable primarily to the investment of proceeds from the November 1996 Class A Common Stock offering.

Equity in net income from equity investments represents the Company's prorata share of the current income and losses from its 50% investment in Watkins Glen through March 31, 1997, its 40% investment in Homestead-Miami Speedway, LLC ("HMS, LLC"), its 7% investment in the Grand Prix Association of Long Beach, Inc. ("GPLB") and its 20% investment in PSH Corp. which are accounted for using the equity method of accounting. Subsequent to the Company's April 1, 1997 acquisition of the 50% interest in WGI that it did not already own, WGI is accounted for on a consolidated basis.

As a result of the foregoing, the Company's net income increased approximately $1.2 million, or 24.8%, and $7.2 million, or 35%, during the three months and nine months ended August 31, 1997, respectively, as compared to the same periods of the prior year.


Liquidity and Capital Resources

General

The Company has historically generated sufficient cash flow from operations to fund its working capital needs and capital expenditures at existing facilities, as well as to pay annual cash dividends. At August 31, 1997, the Company had a working capital deficit of $16.5 million, compared to a working capital deficit of $6.7 million at August 31, 1996, which is primarily attributable to the funding of the Company's purchase of Phoenix International Raceway and its investments in HMS, LLC and GPLB as described below under the caption "Capital Expenditures".

The Company also has a $10 million line of credit with a financial institution which expires in December 1997. There were no borrowings under the Company's credit facility at August 31, 1997.

Cash Flows

Net cash provided by operating activities was approximately $41.4 million for the nine months ended August 31, 1997, as compared to $29.0 million for the nine months ended August 31, 1996. The difference between the Company's August 31, 1997 net income of $27.9 million and the $41.4 million of operating cash flow was primarily attributable to a combined increase of $4.3 million in accounts payable, income taxes payable and other current liabilities, $7 million in depreciation, and a $3.3 million increase in deferred income taxes, partially offset by a $1.5 million increase in prepaid expenses and other current assets.

Net cash used in investing activities was $18.8 million for the nine months ended August 31, 1997, compared to $25 million for the nine months ended August 31, 1996. The Company's use of cash for investing activities for the nine months ended August 31, 1997 reflects $43.8 million for the purchase of PIR, $25.5 million in capital expenditures, $16.1 million for the Company's investments in HMS, LLC and GPLB, a $1.5 million investment in the stock of Penske Motorsports, Inc. (PMI) and $1 million, net of cash acquired, for the Company's acquisition of the 50% interest in WGI that it did not already own, partially offset by net proceeds from maturities of investments of $69.3 million. See "Capital Expenditures".

Net cash used in financing activities was approximately $2.5 million for the nine months ended August 31, 1997, compared to the nine months ended August 31, 1996. The use of cash in financing activities for the nine months ended August 31, 1997 is primarily attributable to $2.3 million in cash dividends.

Capital Expenditures

Capital expenditures totaled $25.5 million for the nine months ended August 31, 1997, compared to $26.6 million for the nine months ended August 31, 1996. Capital expenditures during the nine months ended August 31, 1997 related primarily to additions to spectator capacity at Daytona, Talladega and Darlington and renovation of the Company's new corporate headquarters.

The Company expects to make approximately $38.7 million of additional capital expenditures for approved projects within the next 24 months to increase seating capacity at its superspeedways, to construct luxury suites and to add track lighting at Daytona and for a number of other improvements to the Company's motorsports facilities.

On April 1, 1997, the Company exercised its contractual option to acquire the 50% interest it did not already own in Watkins Glen from Corning, Inc. for approximately $3.1 million. The transaction price represented the stock's book value at December 31, 1996. The Company's option to purchase Corning's interest for its book value was part of a shareholder agreement between the two companies in place since 1988.

During the third quarter, the Company established its presence in South Florida, as well as on the West Coast and in Midwestern markets through investments in HMS, LLC and GPLB. In July of 1997, the Company invested $11.8 million for a 40% interest in HMS, LLC, the operators of the Metro-Dade Homestead Motorsports Complex. The Company invested $3.9 million in August of 1997 for a 7.2% interest in GPLB, the operators of Grand Prix of Long Beach, California, Gateway International Raceway in Madison, Illinois and Memphis Motorsports Park in Millington, Tennessee. PMI, in which the Company holds an 11% indirect interest, also acquired interests of 40% and 7.2% in HMS, LLC and GPLB, respectively.

The HMS, LLC and GPLB transactions have been accounted for using the equity method of accounting and are included in equity investments along with the Company's investment in PSH Corp.

Future Liquidity

The Company believes that funds generated from operations, along with funds available under the existing line of credit, if necessary, will be sufficient to satisfy the Company's working capital requirements through at least fiscal 1997, as well as the Company's planned capital expenditures described above.

The Company also believes that it will be able to obtain financing to fund the acquisition, development and/or construction of additional motorsports facilities, if necessary, should the Company implement this element of its growth strategy. However, there can be no assurance that adequate debt or equity financing will be available on satisfactory terms.

Income Taxes

The change in income taxes payable at August 31, 1997, as compared to August 31, 1996, is due to the seasonal nature of the Company's business and the timing and amount of estimated tax deposits.

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

Seasonality and Variability of Quarterly Results

The Company derives most of its income from event admissions and related revenue from a limited number of NASCAR-sanctioned races. As a result, the Company's business has been, and is expected to remain, highly seasonal based on the timing of major race events. Historically, the Company has incurred net losses in the fiscal quarter ending November 30, and achieved its highest net income in the fiscal quarter ending February 28. The timing of major events from year-to-year, for example, or the move of a date from one quarter to another, may impact these historical trends. Partly in response to this seasonality and the desire to better conform to the traditional racing season, the Company changed its fiscal year-end from August 31 to November 30 effective December 1, 1996.

Dependency Upon NASCAR

The Company's success has been and will primarily remain dependent upon maintaining a good working relationship with NASCAR, the sanctioning body for NASCAR Winston Cup, NASCAR Busch Series, and certain other races promoted by the Company. The Company has sanctioning agreements to promote and market eight NASCAR Winston Cup Series Championship races, five NASCAR Busch Series races and a number of other NASCAR races for the 1997 racing season. Each NASCAR event
sanctioning agreement is awarded on an annual basis.   In the fiscal years 1995
and 1996, NASCAR-sanctioned races at the Company's facilities accounted for approximately 79.5% and 78.3%, respectively, of the Company's total revenues. Although William C. France and James C. France presently control both the Company and NASCAR, and management believes that the Company will continue to maintain an excellent relationship with NASCAR for the foreseeable future, NASCAR is under no obligation to continue to enter into sanctioning agreements with the Company to promote any event. Failure to obtain a sanctioning agreement for a major NASCAR event would have a material adverse effect on the Company's financial condition and results of operations. Moreover, although the Company's general growth strategy includes the possible development and/or acquisition of additional motorsports facilities, there can be no assurance that NASCAR will enter into sanctioning agreements with the Company to promote races at such facilities.

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

Industry Sponsorships And Government Regulation

The motorsports industry and the Company generate significant recurring revenue from the promotion, sponsorship and advertising of various companies and their products. Government regulation can adversely impact the availability to motorsports of this promotion, sponsorship and advertising revenue. Advertising by the tobacco and alcoholic beverage industries is generally subject to greater governmental regulation than advertising by other sponsors of the Company's events. In August 1996, the U.S. Food and Drug Administration (the "FDA") issued regulations concerning advertising and sales of cigarettes and smokeless tobacco to minors which would, in part, restrict tobacco industry sponsorship of all sporting events, including motorsports, effective August 1998. The FDA regulations prohibit the present practice of tobacco product brand name sponsorship of, or identification with, motorsports events, entries and teams. If these rules become effective, no assurance can be given that suitable alternative sponsors for the events, entries and teams could be located. Management is aware of pending legal challenges, as well as legislative initiatives, which could change or prevent the scheduled implementation of these regulations. The tobacco industry has reached a widely publicized settlement of pending liability lawsuits which would have an effect similar to the pending FDA regulations. This proposed settlement would require legislative approval and enabling legislation. However, the final outcome of the challenges to the FDA regulations or the implementation of the proposed settlement is uncertain, and the ultimate impact on the motorsports industry and the Company, if any, is unclear. The Company is not aware of any proposed governmental regulation which would materially limit the availability to motorsports of promotion, sponsorship or advertising revenue from the alcoholic beverage industry. Advertising and sponsorship revenue from the tobacco and alcoholic beverage industries accounted for approximately 1.6% and 1.5% of the Company's total revenues in fiscal 1995 and 1996, respectively. In addition, the tobacco and alcoholic beverage industries provide financial support to the motorsports industry through, among other things, their purchase of advertising time, their sponsorship of racing teams and their sponsorship of racing series such as NASCAR's Winston Cup and NASCAR's Busch Series.

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

Uncertain Prospects of New Motorsports Facilities

The Company's growth strategy includes the potential acquisition and/or development of new motorsports facilities. The Company's ability to implement successfully this element of its growth strategy will depend on a number of factors, including (i) the Company's ability to obtain one or more additional sanctioning agreements to promote NASCAR Winston Cup, NASCAR Busch Series or other major events at these new facilities, (ii) the cooperation of local government officials, (iii) the Company's capital resources and the availability of debt or equity financing on satisfactory terms, (iv) the Company's ability to control construction and operating costs, and (v) the Company's ability to hire and retain qualified personnel. The Company's inability to implement its expansion plans for any reason would adversely affect its business prospects. In addition, expenses associated with developing, constructing and opening a new facility may have a negative effect on the Company's financial condition and results of operations in one or more future reporting periods. The cost of any such transaction will depend on a number of factors, including the facility's location, the extent of the Company's ownership interest and the degree of any municipal or other public support. Moreover, although management believes that it will be able to obtain financing, if necessary, to fund the acquisition, development and/or construction of additional motorsports facilities should the Company implement this element of its growth strategy, there can be no assurance that adequate debt or equity financing will be available on satisfactory terms.

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

Legal Proceedings

The Company and its indirect subsidiary, Americrown Service Corporation, are parties to certain legal proceedings described in "Part II - Other Information". While the Company and Americrown dispute the allegations and intend to defend the actions fully and vigorously, the cost of defending the suits is not insured. Management is presently unable to predict or quantify the outcome of these matters. But, there can be no assurance the defense of the suits, or a possible adverse resolution, will not require material expenditures by the Company.

           Review Report of Independent Certified Public Accountants


The Board of Directors
International Speedway Corporation

We have reviewed the accompanying condensed consolidated balance sheet of International Speedway Corporation as of August 31, 1997, and the related condensed consolidated statements of operations, shareholders' equity and cash flows for the three-month and nine-month periods ended August 31, 1997 and August 31, 1996. These financial statements are the responsibility of the Company's management.

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


Jacksonville, Florida
October 7, 1997

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

In March 1997, two purported class action companion lawsuits were filed in the United States District Court, Northern District of Georgia, against the Company, its indirect corporate subsidiary, Americrown Service Corporation, and a number of other persons alleging, in substance, that the defendants unlawfully conspired to fix prices of souvenirs and merchandise sold to consumers in violation of federal antitrust laws. One suit was filed by Florida residents and the other suit was filed by Georgia residents. Both suits seek damages and injunctive relief on behalf of all persons who purchased souvenirs or merchandise from certain vendors at any NASCAR Winston Cup stock car race or supporting event in the United States during the period 1991 to present. The two suits have been consolidated and the court has established a timetable to consider class certification. Discovery is proceeding. The Company and Americrown dispute the allegations and intend to defend the actions fully and vigorously.

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





                                      INTERNATIONAL SPEEDWAY CORPORATION
                                                  (Registrant)


Date    October 14, 1997                /s/ James C. France
                                      _____________________________________
                                       James C. France, President

Date    October 14, 1997                /s/ Susan G. Schandel
                                      _____________________________________
                                       Susan G. Schandel,
                                         Chief Financial Officer