Form 10-K
period 1997-11-30
INTERNATIONAL SPEEDWAY CORP
filed 1998-02-24
CIK 51548

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549
(Mark One)
[x]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 1997
                                    OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to

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

Class A Common Stock - $.01 par value            NASDAQ/National Market System

Securities registered pursuant to Section 12 (g) of the Act:

                                    Common Stock - $.10 par value
                                    Class B Common Stock - $.01 par value
                                          (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 16, 1998 was $416,028,925 based upon the last reported sale price of the Class A Common Stock on the NASDAQ National Market System that date and the assumption that all directors and officers of the Company, and their families, are affiliates. At January 1, 1998, there were no shares of Common Stock, $.10 par value per share, 5,381,647 shares of Class A Common Stock, $.01 par value per share, and 33,107,075 shares of Class B Common Stock, $.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.  - NONE -

UNLESS OTHERWISE INDICATED, (I) ALL SHARE AND PER SHARE DATA FOR PERIODS PRIOR TO NOVEMBER 4, 1996 HAS BEEN RETROACTIVELY ADJUSTED TO GIVE EFFECT TO A RECAPITALIZATION AND RELATED 15-1 STOCK SPLIT WHICH BECAME EFFECTIVE ON NOVEMBER 4, 1996, AND (II) A REFERENCE TO A "FISCAL" YEAR FOR PERIODS PRIOR TO AND INCLUDING AUGUST 31, 1996 MEANS THE TWELVE MONTHS ENDED AUGUST 31 OF SUCH YEAR AND FOR PERIODS SUBSEQUENT TO AUGUST 31, 1996 MEANS THE TWELVE MONTHS ENDED NOVEMBER 30 OF SUCH YEAR. THE COMPANY CHANGED ITS FISCAL YEAR EFFECTIVE DECEMBER 1, 1996.

                                  PART I
ITEM 1.  BUSINESS

GENERAL

   International Speedway Corporation (together with its wholly-owned subsidiaries, "ISC" or the "Company" unless otherwise required by the context) is a leading promoter of motorsports activities in the United States. The Company owns and/or operates four of the nation's premier superspeedways -- Daytona International Speedway in Florida ("Daytona"), home of the Daytona 500, widely recognized as the most prestigious stock car race in the world; Talladega Superspeedway in Alabama ("Talladega"), the fastest stock car track; Phoenix International Raceway in Arizona ("Phoenix"), the fastest 1-mile oval; and Darlington Raceway in South Carolina("Darlington"), the first stock car superspeedway. The Company also owns the Watkins Glen International road course in New York ("Watkins Glen") and operates Tucson Raceway Park in Arizona ("Tucson"). In addition the Company holds (i) an approximately 11% interest in Penske Motorsports, Inc. ("PMI"), which owns and operates, through its subsidiaries, Michigan International Speedway, The California Speedway near Los Angeles, The North Carolina Motor Speedway and Pennsylvania's Nazareth Speedway; (ii) an approximately 8% interest in the Grand Prix Association of Long Beach, Inc. ("Long Beach"), which owns and/or operates the Grand Prix of Long Beach, California, Gateway International Raceway, in Madison, Illinois and Memphis Motorsports Park in Millington, Tennessee; and
(iii) a 40% interest in Homestead Miami Speedway, LLC ("Homestead") the operators of the Metro-Dade Homestead Motorsports Complex.

   The Company currently promotes over 80 stock car, sports car, truck, motorcycle and other racing events annually, including ten National Association for Stock Car Auto Racing, Inc. ("NASCAR") Winston Cup Series races (including two special non-points events), five NASCAR Busch Series-Grand National Division races, the premier sports car endurance event in the United States (the Rolex 24 at Daytona) and a number of prestigious motorcycle races.

DEVELOPMENTS DURING FISCAL 1997

   Fiscal 1997 was a year of significant developments. The Company began the year poised for growth and expansion. On November 4, 1996 the Company had sold 4,000,000 shares of its newly created Class A Common Stock in an underwritten public offering at a price to the public of $20 per share. The net proceeds to the Company from the sale of the stock were approximately $74.3 million. Approximately $7.8 million of the net proceeds of this Offering was used to repay borrowings previously incurred under one of the Company's lines of credit in September 1996. The balance of the proceeds, together with significant internally generated cash flow, were used to help finance the most significant growth and acquisition in the Company's history.

     During the year significant seating capacity and suites were added at the Company's existing Daytona, Talladega and Darlington facilities and customer amenities were enhanced. The relocation of the start/finish line at Darlington was accomplished and lighting of Daytona was begun.


     External expansion began on April 1, 1997, when Watkins Glen International, Inc. became a wholly-owned subsidiary as a result of the Company exercising its contractual option to acquire the 50% interest it did not already own in Watkins Glen from Corning, Inc. for approximately $3.1 million. Sole ownership of this winding 3.4 mile road course in upstate New York, affords the Company a stronger presence in an important northeastern market and a broader national presence.

     Expansion continued on July 14, 1997, when Phoenix Speedway Corporation, a newly formed wholly-owned subsidiary of the Company, acquired substantially all of the assets comprising the business and motorsports complex known as "Phoenix International Raceway" from the prior owners for consideration consisting of $46.4 million cash, notes payable of $13.8 million, and related acquisition costs. This acquisition gave the Company a key western presence in one of the country's largest markets.

     During the third quarter, the Company established its presence in South Florida, as well as on the West Coast and in Midwestern markets through investments in Homestead and Long Beach. In July of 1997, the Company invested $11.8 million (plus related acquisition costs) for a 40% interest in Homestead. The Company invested $3.9 million (plus related acquisition costs) in August of 1997 for a 7.2% interest in Long Beach. PMI, in which the Company holds an 11% indirect interest, also acquired interests of 40% and 7.2% in Homestead, and Long Beach, respectively. The investment in Homestead and the strategic alliances with PMI and Long Beach provide equity interests in eight other motorsports venues, solidifying the Company's national presence.

     During the year the Company continued to explore new venues for motorsports in Kansas City, Kansas and the Chicagoland area.

OPERATIONS

   The Company's operations consist principally of racing events at its tracks. In addition, the Company owns and operates the DAYTONA USA entertainment complex, provides catering and concession services to third parties through its wholly-owned subsidiary, Americrown Service Corporation ("Americrown"), and operates the MRN Radio network and NASCAR Truck Network.

   Approximately $110 million, or 77.6%, of the Company's fiscal 1997 revenues were attributable to NASCAR-sanctioned races at the Company's facilities, including applicable admissions, luxury suite rental, sponsorship, television and radio broadcast rights, food and beverage concession and catering, souvenir, advertising and other revenues.

RACING EVENTS

   The 1998 race schedule for the Company includes eight NASCAR Winston Cup Championship Series races (not including the BUD Shootout - all star event or the Gatorade 125's - qualifying races for the Daytona 500), five NASCAR Busch Series - Grand National Division races and various other races and events sanctioned by the NASCAR. In addition, the Company promotes a number of other stock car, sports car, open wheel, motorcycle and go-kart racing events, including events sanctioned by the American Historic Racing Motorcycle Association ("AHRMA"), the American Motorcyclist Association ("AMA"), the Automobile Racing Club of America ("ARCA"), the Championship Cup Series ("CCS"), the Federation Internationale de l'Automobile ("FIA"), the Federation Internationale Motocycliste ("FIM"), the International Race of Champions ("IROC"), the Indy Racing League ("IRL"), the Sports Car Club of America ("SCCA"), the Sportscar Vintage Racing Association ("SVRA"), the United States Auto Club ("USAC"), the United States Road Racing Championship ("USRRC"), and the World Karting Association ("WKA"). The 1997 racing schedule for events promoted by the Company at its wholly-owned facilities is as follows:

                    Date                Event                                          Sanctioning Body    Track
                    --------------------------------------------------------------------------------------------------------------
                    January 1           Featherlite Southwest Tour 150                 NASCAR              Tucson
                    January 12          NASCAR Late Models                             NASCAR              Tucson
                    January 19          NASCAR Winston West Series                     NASCAR              Tucson
                    January 31          Two-Hour Street Stock Endurance Championship   IMSA                Daytona
                    February 1-2        Rolex 24 at Daytona                            IMSA                Daytona
                    February 8          Busch Pole Day (Daytona 500)                   NASCAR              Daytona
                    February 9          Busch Clash of '97                             NASCAR              Daytona
                                        Daytona ARCA 200                               ARCA                Daytona
                    February 13         Gatorade 125's                                 NASCAR              Daytona
                    February 14         Discount Auto Parts 200                        NASCAR              Daytona
                                        True Value Firebird IROC XXI                   IROC                Daytona
                    February 15         Gargoyles 300                                  NASCAR              Daytona
                    February 16         Daytona 500                                    NASCAR              Daytona
                    February 16 -       NASB / Formula USA Championship                NASB / CCS          Daytona
                    March 2             Opening Rounds
                    March 1             Napa 200                                       NASCAR              Tucson
                    March 3-4           AHRMA Vintage Road Races and                   AHRMA               Daytona
                                        BMW "Battle of the Legends"
                    March 6             Arai Qualifying Day for the                    AMA                 Daytona
                                        Daytona 200 By Arai
                    March 7             Int'l Lightweight 250cc GP                     AMA                 Daytona
                                        750 Supersport                                 AMA                 Daytona
                                        BMW "Battle of the Legends"                    AHRMA               Daytona
                    March 8             Daytona Supercross By Honda                    AMA                 Daytona
                    March 9             Daytona 200 By Arai                            AMA                 Daytona
                                        600 Supersport                                 AMA                 Daytona
                    March 21            Busch Pole Day (TranSouth 400)                 NASCAR              Darlington
                    March 22            Diamond Hill Plywood 200                       NASCAR              Darlington
                    March 23            TranSouth Financial 400                        NASCAR              Darlington
                    April 5             Opening Night                                  NASCAR              Tucson
                    April 12            NASCAR Super Late Models                       NASCAR              Tucson
                    April 19            NASCAR Super Late Models                       NASCAR              Tucson
                    April 25            Advance Auto Parts Pole Day(Winston 500)       NASCAR              Talladega
                    April 26            NASCAR Super Late Models                       NASCAR              Tucson
                                        Birmingham Auto Dealers Association 500K       NASCAR              Talladega
                    April 27            Winston 500                                    NASCAR              Talladega
                    May 3               NASCAR Limited Late Models                     NASCAR              Tucson
                    May 3-4             SCCA National / Regional                       SCCA                Daytona
                    May 10              NASCAR Winston West                            NASCAR              Tucson
                    May 17              NASCAR Limited Late Models                     NASCAR              Tucson
                    May 23-25           SCCA Regional                                  SCCA                Watkins Glen
                    May 24              NASCAR Winston 100                             NASCAR              Tucson
                    May 31              NASCAR Super Late Models                       NASCAR              Tucson
                                        Speedvision Cup Endurance Championship         SportsCar           Watkins Glen
                    June 1              Black Magic Pro Series                         SportsCar           Watkins Glen
                                        First Union Six Hours of the Glen              SportsCar           Watkins Glen
                    June 7              NASCAR Super Late Models                       NASCAR              Tucson
                    June 14             NASCAR Super Late Models                       NASCAR              Tucson
                    June 14-15          SCCA Regional                                  SCCA                Watkins Glen
                    June 21             NASCAR Super Late Models                       NASCAR              Tucson
                    June 28             4th of July Fireworks                          NASCAR              Tucson
                                        Polaroid 125                                   NASCAR              Watkins Glen
                    June 29             Barber Dodge SCCA World Challenge              SCCA                Watkins Glen
                                        Lysol 200                                      NASCAR              Watkins Glen
                    July 3              Busch Pole Day (Pepsi 400)                     NASCAR              Daytona
                    July 5              Pepsi 400                                      NASCAR              Daytona
                                        NASCAR Limited Late Models                     NASCAR              Tucson
                    July 12             Larry Brandon Memorial                         NASCAR              Tucson
                    July 12-13          SCCA Glen U.S. Nationals                       SCCA                Watkins Glen
                    July 19             NASCAR Super Late Models                       NASCAR              Tucson
                    July 26             NASCAR Super Late Models                       NASCAR              Tucson
                    August 2            NASCAR Super Late Models                       NASCAR              Tucson
                    August 2-3          SCCA Regional                                  SCCA                Watkins Glen
                    August 8            Atcall Qualifying Day (Bud at the Glen)        NASCAR              Watkins Glen
                    August 9            Serengeti Eyewear Trans-Am                     SCCA                Watkins Glen
                                        Burnham Boilers 150                            NASCAR              Watkins Glen
                                        NASCAR Super Late Models                       NASCAR              Tucson
                    August 9-10         SCCA Regional                                  SCCA                Daytona
                    August 10           Bud at the Glen                                NASCAR              Watkins Glen
                    August 16           NASCAR Limited Late Models                     NASCAR              Tucson
                    August 23           Troy Rouse Memorial                            NASCAR              Tucson
                    August 23-24        Formula Ford 2000 Series                       SCCA / USAC         Watkins Glen
                    August 24           Ruffles 125                                    NASCAR              Watkins Glen
                                        Parts America 150                              NASCAR              Watkins Glen
                    August 29           Busch Pole Day (Mountain Dew Southern 500)     NASCAR              Darlington
                    August 30           Dura - Lube 200                                NASCAR              Darlington
                                        NASCAR Super Late Models                       NASCAR              Tucson
                    August 31           Mountain Dew Southern 500                      NASCAR              Darlington
                    September 5-7       Zippo U.S. Vintage Grand Prix                  SVRA                Watkins Glen
                    September 6         NASCAR Super Late Models                       NASCAR              Tucson
                    September 13        NASCAR Limited Late Models                     NASCAR              Tucson
                    September 13-14     SCCA Regional                                  SCCA                Watkins Glen
                    September 20        NASCAR Featherlite Southwest Tour              NASCAR              Tucson
                    September 27        NASCAR Limited Late Models                     NASCAR              Tucson
                    October 3-5         HSR Brumos Daytona Continental Historics       HSR                 Daytona
                    October 4           Bud Shootout                                   NASCAR              Tucson
                    October 10          LCI Pole Day (DieHard 500)                     NASCAR              Talladega
                    October 11          Winn-Dixie 500K                                ARCA                Talladega
                    October 12          DieHard 500                                    NASCAR              Talladega
                    October 26          Vintage Motorcycle Races                       NASB / CCS          Daytona
                    October 28 -        Fall Cycle Scent                               NASB / CCS          Daytona
                    November 2
                    October 31          Ralston Purina Pole Day (Dura-Lube 500)        NASCAR              Phoenix
                                        RE / MAX 300K                                  NASCAR              Phoenix
                    November 1          GM Goodwrench / Delco Battery 300              NASCAR              Phoenix
                    November 2          Dura-Lube 500 Presented by Kmart               NASCAR              Phoenix
                    December 6          NASCAR Late Models                             NASCAR              Tucson
                    December 14         NASCAR Featherlight Southwest Tour             NASCAR              Tucson
                    December 21         NASCAR Late Models                             NASCAR              Tucson
                    December 26-30      WKA Enduro World Championship                  WKA                 Daytona

   Racing events compete not only with other sports and other recreational events scheduled at the same dates, but with other racing events sanctioned by various racing bodies such as NASCAR, IRL, USAC, SCCA, USRRC, ARCA and others. Racing events sanctioned by different organizations are often held on the same dates at separate tracks. Management believes that the type and caliber of promoted racing events, facility location, sight lines, pricing and level of customer conveniences are the principal factors that distinguish competing motorsports facilities.

   OTHER OPERATIONS

   The Company operates DAYTONA USA--The Ultimate Motorsports Attraction. This motorsports-themed entertainment complex is located at Daytona. DAYTONA USA includes (i) the Velocitorium, which covers approximately 50,000 square feet, stands nearly four stories high and contains numerous highly interactive motorsports exhibits, many of which are sponsored by leading consumer brands;
(ii) Western Auto's Speedway Tours, a tram tour of the Speedway's garage area, pit road and high banked track; (iii) the Richard Petty Riding Experience at Daytona; and (iv) for groups of fifteen or more, the VIP Tour, which includes a tour of the Winston Tower suites. Adjoining DAYTONA USA are (a) the Daytona Beach Area Convention and Visitors Official Welcome Center; (b) the Daytona ticket office; (c) Sega Speedway, a high tech arcade using state of the art video technology and computerized, "virtual" racing simulators; (d) Pit Shop, which sells DAYTONA USA, Daytona International Speedway, NASCAR and race team clothing, books, collectibles and other officially licensed merchandise; and
(e) the Fourth Turn Grill concessions facility. Management believes that DAYTONA USA and these adjoining facilities appeal to individual tourists, tour groups, conventions and the Company's corporate sponsors.

   Americrown has conducted the food, beverage and souvenir concession operations at Daytona and Talladega since September 1992 and at Darlington since 1989. Americrown is also responsible for providing catering services to corporate customers both in suites and entertainment chalets at these three superspeedway facilities.

   The Company's proprietary MRN Radio network and NASCAR Truck network produce and syndicate NASCAR Winston Cup Series, NASCAR Busch Series - Grand National Division, NASCAR Craftsman Truck Series and other races promoted by the Company and others. The networks also produce daily and weekly NASCAR racing programs, as well as Ned Jarrett's "World of Racing" program. Network radio programs are currently carried by over 600 radio stations. The Company derives revenue from the sale of advertising on the networks and rights fees paid by broadcast affiliates. In addition, management believes that MRN Radio and the NASCAR Truck Network enhance the Company through increased media exposure to an expanding radio audience.

   The Company from time to time uses its track facilities for car shows, auto fairs, vehicle testing and settings for television commercials, print advertisements and motion pictures. For example, Harley Davidson uses Talladega Superspeedway as a test facility for its motorcycles. The Company also operates Talladega Municipal Airport, which is located adjacent to the Talladega Superspeedway.

   As of November 30, 1997, the Company had approximately 395 full-time employees. The Company also engages a significant number of temporary personnel to assist during periods of peak attendance at its events. For example, the Daytona International Speedway engages approximately 1,500 persons during Speedweeks, some of whom are volunteers.

ITEM 2.  PROPERTIES

MOTORSPORTS FACILITIES

   The following table sets forth the track name, location, approximate acreage and approximate track length of each of the Company's speedway facilities.

                                                                 APPROXIMATE      APPROXIMATE
           TRACK NAME                       LOCATION               ACREAGE       TRACK LENGTH
-------------------------------- ---------------------------    --------------  ---------------
Daytona International Speedway    Daytona Beach, Florida              440          2.5 miles
Talladega Superspeedway ........  Talladega, Alabama                1,365          2.6  miles
Phoenix International Raceway...  Phoenix, Arizona                    320          1.01 miles
Darlington Raceway .............  Darlington, South Carolina          230          1.3  miles
Tucson Raceway Park ............  Tucson, Arizona                      58           .4  miles
Watkins Glen International .....  Watkins Glen, New York            1,100          3.4  miles

-------------------

   DAYTONA INTERNATIONAL SPEEDWAY. Daytona International Speedway, is located on approximately 440 acres of leased land in Daytona Beach, Florida. The Company's lease with the Daytona Beach Racing and Recreational Authority expires in 2032, including renewal options. The Company also owns approximately 15 acres of property adjacent to the Daytona International Speedway. The Daytona International Speedway is a high banked, asphalt superspeedway which also includes a 3.6 mile road course. Management believes that this superspeedway, completed in 1959, includes a number of unique features that provide a significant competitive advantage, including (i) a tri-oval design which provides optimum viewing for race fans, (ii) a twin tunnel underground entry system which offers easy access before and during events, and (iii) 31-degree banking which, when combined with the track's 2.5 mile length, permits exceptionally high lap speeds.

   At November 30, 1997, Daytona International Speedway had 122,207 grandstand seats, 38 suites (including air conditioned luxury sky boxes and Winston Tower suites that include access to hospitality areas) that include a total of 2,541 additional seats, and 30 "Paddock Club" suites that provide seating for 1,500 along Daytona's Pit Road. During major events, the Company also uses a chalet village containing up to 73 hospitality tents that seat up to 9,600.

   TALLADEGA SUPERSPEEDWAY. Talladega Superspeedway, which holds the record for the fastest lap speed attained in stock car racing, is a high banked, tri-oval track with an infield road course. The facility is located about 1-1/2 hours from Atlanta, Georgia and 45 minutes from Birmingham, Alabama. The track and related parking areas are located on approximately 1,365 acres owned by the Company, most of which is reserved for agricultural uses. The Company also owns an additional 115 acres of undeveloped property located immediately north of the entrance to the Talladega track. At November 30, 1997, the facility included 108,118 grandstand seats, 22 luxury suites containing an additional 1680 seats, a Paddock Club Suite for up to 240 spectators, and 71 hospitality chalets providing seating for approximately 10,000.

   PHOENIX INTERNATIONAL RACEWAY. Phoenix International Raceway is a motorsports complex located just outside Phoenix, Arizona on 320 acres owned by the Company. The complex has a 1 mile oval racing surface and a 1.51 road course. There are 67,477 grandstand seats and 25 suites which accommodate 875 guests.

   DARLINGTON RACEWAY. Darlington Raceway, the first superspeedway to host a NASCAR-sanctioned race, is a high banked track located on approximately 230 acres owned by the Company. The Darlington facility includes the 1.3 mile track commonly known as "too tough to tame/registered trademark/," grandstands that seat 49,883 spectators, nine luxury suites containing an additional 639 seats and 18 hospitality chalets providing seating for 3,800.

   WATKINS GLEN INTERNATIONAL. Watkins Glen International is a 3.4 mile road course track located on approximately 1,100 acres owned by the Company. The grandstands at Watkins Glen International seat 35,244 spectators. There are four suites seating 60 and 42 hospitality chalets providing seating for 8,186.

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

   OTHER FACILITIES. In addition to its motorsports facilities, the Company
(i) owns concession facilities in Daytona Beach and in Talladega, (ii) leases real estate and office space in Talladega, and (iii) leases the property and premises at the Talladega Municipal Airport. The lease for the Company's Talladega business offices, located within the International Motorsports Hall of Fame, expires in 2002, including renewals. The Company's lease for the Talladega Municipal Airport expires in 2022, including renewals.


   The Company owns a recently renovated 67,000 square foot building located on approximately nine acres across International Speedway Boulevard from Daytona International Speedway which serve as corporate headquarters. The Company also owns approximately 14 acres of real property, including three buildings containing an aggregate of approximately 180,000 square feet, located in close proximity to Daytona International Speedway and the Company's new corporate headquarters facility.

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

On October 21, 1996, the Company's indirect corporate subsidiary, Americrown Service Corporation ("Americrown"), was served with a Class Action Complaint filed in the Circuit Court of Talladega County, Alabama by Howard Padgett, Bill Lutz and Tommy Jones. The complaint was filed in September 1996 and alleged, among other things, that Americrown engaged in price-fixing activities in connection with the sale of racing souvenirs and merchandise at the Talladega Superspeedway. The complaint seeks at least $500 for each member of the putative class (persons buying racing souvenirs at Talladega Superspeedway since September 1992), but does not otherwise seek to recover compensatory or punitive damages or statutory attorneys' fees. Although Americrown attempted to remove the suit to Federal District Court, it was remanded to the Circuit Court of Talladega County, Alabama, where discovery and the class certification process are proceeding. Americrown disputes the allegations and intends to defend the action fully and vigorously.

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

                                  PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     At November 30, 1997 International Speedway Corporation had two issued classes of capital stock: Class A Common Stock, $.01 par value per share and Class B Common Stock, $.01 par value per share. The Class A Common Stock is traded on the NASDAQ National Market System under the symbol "ISCA". The Class B Common Stock is traded on NASDAQ's Over-The-Counter Bulletin Board under the symbol "ISCB" and, at the option of the holder, is convertible to Class A
Common Stock at any time.   As of November 30, 1997 there were a total of
2,537 record holders of both classes of stock.

     Prior to November 4, 1996 the Company had only one class of capital stock - common stock, $.10 par value per share. This single class of stock was traded on NASDAQ's Over-The-Counter Bulletin Board. The symbol on the stock was ISWY. Effective with the November 4, 1996 recapitalization and related 15-1 stock split, each share of this class of stock was converted into 15 shares of the Class B Common Stock, $.01 par value per share and began trading under the symbol ISCB, still on NASDAQ's Over-The-Counter Bulletin Board. The newly created Class A Common Stock trades on the NASDAQ National Market under the symbol ISCA. The reported high and low sales prices or high and low bid information, as applicable [as adjusted for the 15-1 split] for each quarter indicated are as follows:


                         ISWY                 ISCA                ISCB
   Quarter Ending   High      Low        High      Low       High      Low

   November 1995  $16.666   $13.666      N/A       N/A       N/A       N/A
   February 1996  $19.333   $12.333      N/A       N/A       N/A       N/A
   May 1996       $23.333   $16.666      N/A       N/A       N/A       N/A
   August 1996    $19.333   $16.666      N/A       N/A       N/A       N/A
   November 1996  $25.000   $17.333    $22.250   $18.500   $24.000   $19.250
   February 1997    N/A       N/A      $24.750   $19.375   $24.000   $16.500
   May 1997         N/A       N/A      $22.500   $17.250   $21.750   $17.000
   August 1997      N/A       N/A      $22.000   $18.625   $21.875   $18.750
   November 1997    N/A       N/A      $22.500   $17.000   $22.625   $19.750

ISCA quotations were obtained from NASDAQ. ISWY and ISCB quotations were obtained from NASDAQ Bulletin Board and represent prices between dealers and do not include mark-up, mark-down or commission. ISWY and ISCB quotations do not necessarily represent actual transactions.

DIVIDENDS

     Annual dividends of 5.33 cents per share and 6 cents per share were declared in the quarter ending in May and paid in June in fiscal years 1996 and 1997, respectively on all classes of common stock which existed at the time.

ITEM 6. SELECTED FINANCIAL DATA

     For comparability, certain prior period results have been reclassified to conform to the presentation adopted in fiscal 1997. The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                                                     Three Months   Twelve Months    Year Ended
                                                   YEAR ENDED AUGUST 31,(1)          Ended Nov. 30,  Ended Nov. 30,    Nov. 30,
                                                                                                      (Unaudited)
                                       --------------------------------------------  -------------  -------------    ----------
                                          1993        1994       1995          1996        1996           1996          1997
                                          ----        ----       ----          -----       ----           ----          ----
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:

Revenues:
 Admissions, net ....................  $ 32,078    $ 36,935   $ 43,274      $ 50,140   $  4,191       $  50,705      $  69,487
 Motorsports related income .........    16,557      18,764     24,033        27,433      3,972          28,376         46,650
 Food, beverage and souvenir income .     9,515      12,291     14,442        17,505      1,943          17,723         23,408
 Other income .......................     1,003         943        423           964        390           1,192          1,829
                                        --------    --------   --------      --------   --------        --------       --------
  Total revenues ....................    59,153      68,933     82,172        96,042     10,496          97,996        141,374
Expenses:
 Direct expenses:
  Prize and point fund monies and
      NASCAR sanction fees ..........     8,251       9,412     11,765        13,865      1,301          13,724         20,567
  Motorsports related expenses ......    10,470      11,470     11,604        15,336      2,814          16,384         23,075
  Food, beverage and souvenir expenses    4,775       7,867      8,107        10,278      1,536          10,559         13,435
 General and administrative expenses .   13,046      14,307     18,202        20,930      5,057          21,721         29,486
 Depreciation and amortization .......    3,006       3,828      4,798         6,302      2,353           7,368          9,910
                                        --------    --------   --------      --------   --------        --------       --------
  Total expenses .....................   39,548      46,884     54,476        66,711     13,061          69,756         96,473
                                        --------    --------   --------      --------    --------       --------       --------
Operating income (loss)...............   19,605      22,049     27,696        29,331      (2,565)        28,240         44,901
Interest income, net .................      724         972      1,436           872         261            843          2,687
Equity in net income (loss) from
   equity investments ...............      (27)        207        285          1,441        (304)         1,291            366
                                        --------    --------   --------      --------    --------       --------       --------
Income (loss) before income taxes ....   20,302      23,228     29,417        31,644      (2,608)        30,374         47,954
Income taxes (benefit) ...............    7,827       8,662     11,054        11,963        (741)        11,540         18,158
                                        --------    --------   --------      --------    --------       --------       --------
Income (loss) before cumulative effect
  of change in accounting principle ..   12,475      14,566     18,363        19,681      (1,867)        18,834         29,796
Cumulative effect of change in
  accounting principle ...............      288          --         --            --          --             --             --
                                        --------    --------   --------      --------    --------       --------       --------
Net income (loss) .................... $ 12,763    $ 14,566   $ 18,363      $ 19,681    $ (1,867)     $  18,834      $  29,796
                                        ========    ========   ========      ========    ========       ========       ========
Earnings (loss) per share:
   Before cumulative effect of change
     in accounting principle  ........ $    .36    $    .42   $    .53      $    .57    $   (.05)      $    .54      $     .77
 Cumulative effect of change in
   accounting principle ..............      .01          --         --            --          --             --             --
                                        --------    --------   --------      --------    --------       --------       --------
Earnings (loss) per share  ........... $    .37    $    .42   $    .53      $    .57    $   (.05)      $    .54      $     .77
                                        =======-    =======-   ========      -=======    ========       ========       ========
Dividends per share .................. $    .03    $    .04   $    .05      $    .05    $     --       $    .05      $     .06
                                        ========    ========   ========      ========    ========       ========       ========
BALANCE SHEET DATA (END OF PERIOD):
Working capital (deficit) ............ $ 16,356    $ 11,839   $ 20,821      $ (6,751)   $ 52,922       $ 52,922       $(24,976)
Total assets .........................   78,487      96,401    119,571       152,791     234,069        234,069        302,823
Long-term debt .......................       --          --         --            --          --             --          1,007
Total shareholders' equity ...........   55,236      68,277     85,247       106,667     179,289        179,289        209,907

----------------------
     (1) The Company changed its fiscal year end to November 30 effective December 1, 1996. This resulted in a three month transition period commencing September 1, 1996 and ending November 30, 1996. The unaudited results of the twelve month period ended November 30, 1996 are presented for the purpose of comparison to the fiscal year ended November 30, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality and Quarterly Results."

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

"Admissions" revenue includes ticket sales from all of the Company's events, track tours and the DAYTONA USA Velocitorium. Admissions revenue for racing events is recorded upon completion of the related motorsports event.

"Motorsports related income" primarily includes television and radio broadcast rights fees, promotion and sponsorship fees, hospitality rentals (including luxury suites and chalets), advertising revenues, royalties from licenses of the Company's trademarks and track rentals. The Company negotiates directly with television and cable networks for coverage of substantially all of its televised motorsports events. The Company's revenues from corporate sponsorships are paid in accordance with negotiated contracts, with the identities of sponsors and the terms of sponsorship changing from time to time.

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

   The following table sets forth, for each of the indicated periods, certain selected income statement data as a percentage of total revenues:

                                                                                       Three Months    Twelve Months   Year Ended
                                                        YEAR ENDED AUGUST 31,          Ended Nov. 30,  Ended Nov. 30,   Nov. 30,
                                                                                                        (Unaudited)

                                                        ----------------------         -------------   --------------  -----------
                                                           1995        1996                 1996            1996          1997
                                                           ----        ----                 ----            -----         ----
Revenues:
 Admissions, net ......................................    52.7%       52.2%                39.9%           51.7%         49.1%
 Motorsports related income ...........................    29.2        28.6                 37.9            29.0          33.0
 Food, beverage and souvenir income ...................    17.6        18.2                 18.5            18.1          16.6
 Other income .........................................     0.5         1.0                  3.7             1.2           1.3
                                                         --------   --------              --------        --------      --------
  Total revenues ......................................    100.0%     100.0%               100.0%          100.0%        100.0%
Expenses:
 Direct expenses:
  Prize and point fund monies and NASCAR sanction fees      14.3       14.4                 12.4            14.0          14.5
  Motorsports related expenses ........................     14.1       16.0                 26.8            16.7          16.3
  Food, beverage and souvenir expenses ................      9.9       10.7                 14.6            10.8           9.5
 General and administrative expenses ..................     22.2       21.8                 48.2            22.2          20.9
 Depreciation and amortization ........................      5.8        6.6                 22.4             7.5           7.0
                                                         --------   --------              --------        --------      --------
  Total expenses ......................................     66.3       69.5                124.4            71.2          68.2
                                                         --------   --------              --------        --------      --------
Operating income (loss) ...............................     33.7       30.5                (24.4)           28.8          31.8
Interest income, net ..................................      1.7        0.9                  2.5             0.9           1.9
Equity in net income (loss )from equity investments  ..       .3        1.5                 (2.9)            1.3           0.2
                                                         --------   --------              --------        --------      --------
Income (loss) before income taxes .....................     35.7       32.9                (24.8)           31.0          33.9
Income taxes (benefit).................................     13.4       12.4                 (7.0)           11.8          12.8
                                                         --------   --------              --------        --------      --------
Net income (loss)......................................     22.3%      20.5%               (17.8%)          19.2%         21.1%
                                                         ========   ========              ========        ========      ========

The Company changed its fiscal year end to November 30 effective December 1, 1996. Management believes that, due to the continued expansion of the Company's business, a comparison of the year ended November 30, 1997 to the twelve months ended November 30, 1996 is more meaningful than a comparison of the year ended November 30, 1997 to the year ended August 31, 1996. Therefore, the discussion and analysis of results of operations for fiscal 1997 is compared to the unaudited twelve months ended November 30, 1996.

COMPARISON OF FISCAL 1997 TO THE TWELVE MONTHS ENDED NOVEMBER 30, 1996

During fiscal 1997, the Company acquired the 50% interest it did not already own in Watkins Glen International ("Watkins Glen") and acquired Phoenix International Raceway ("Phoenix") - see the discussion under the caption "Capital Expenditures". The consolidation of Watkins Glen, effective April 1, 1997, and the July 14, 1997 purchase of Phoenix resulted in the addition of numerous events to the Company's fiscal 1997 event schedule including two NASCAR Winston Cup Series events, a NASCAR Busch Series event and two NASCAR Craftsman Truck Series events. These acquisitions have resulted in significant increases in both revenues and expenses in fiscal 1997 as compared to the same period of the prior year.

Admissions revenue increased approximately $18.8 million, or 37%, during fiscal 1997 as compared to the same period of the prior year. Approximately one-third of this increase is a result of increased seating capacity and attendance at Daytona International Speedway ("Daytona"), Talladega Superspeedway ("Talladega") and Darlington Raceway ("Darlington"). Approximately one-quarter of the increase is attributable to an increase in the weighted average price of tickets sold at Daytona, Talladega and Darlington. The remainder of the increase is primarily attributable to the impact of admissions to events conducted at Watkins Glen and Phoenix.

Motorsports related income increased approximately $18.3 million, or 64.4%, during fiscal 1997 as compared to the same period of the prior year. Approximately one-half of this increase is a result of an increase in broadcast rights fees, the rentals of hospitality facilities and promotion and sponsorship fees related to events conducted at Daytona, Talladega and Darlington. The remaining increase is attributable to the events conducted at Watkins Glen and Phoenix, advertising revenue, other promotion and sponsorship fees and royalties.

Food, beverage and souvenir income increased approximately $5.7 million, or 32.1%, for fiscal 1997 as compared to the same period of the prior year. Increased attendance at events conducted at Daytona, Talladega and Darlington, and, to a lesser extent, increases in certain prices accounted for approximately one-half of the increase. The remaining increase is a result of events conducted at Watkins Glen and Phoenix and direct sales of souvenirs at the gift shop adjacent to DAYTONA USA.

Prize and point fund monies and NASCAR sanction fees increased by approximately $6.8 million, or 49.9%, during fiscal 1997 as compared to the same period of the prior year. Over one-half of this increase is due to events conducted at Watkins Glen and Phoenix. The remaining increase is primarily the result of increases in the prize and point fund monies paid by NASCAR to participants in the Company's events. This increase is primarily attributable to increases in the Company's TV broadcast rights as standard NASCAR sanction agreements require that a specified percentage of TV broadcast rights be paid as part of the prize money.

Motorsports related expenses increased approximately $6.7 million, or 40.8%, for fiscal 1997 as compared to the same period of the prior year. This increase is primarily attributable to operating costs related to the events held at Watkins Glen and Phoenix, increases in direct race expenses related to events conducted at Daytona, Talladega and Darlington, including increases in operating costs related to the rain out and rescheduling of Talladega's second quarter NASCAR Winston Cup event and, to a lesser extent, the operation of DAYTONA USA. Motorsports related expenses remained relatively constant as a percentage of combined admissions and motorsports related income during both periods.

Food, beverage and souvenir expenses increased approximately $2.9 million, or 27.2%, in fiscal 1997 as compared to the same period of the prior year, primarily due to increases in personnel and product costs. Food, beverage and souvenir expenses as a percentage of food, beverage and souvenir income decreased from approximately 59.6% for the twelve months ended November 30, 1996 to 57.4% in fiscal 1997 primarily due to the use of third party vendors at the Company's Phoenix facility.

General and administrative expenses increased approximately $7.8 million, or 35.7%, during fiscal 1997 as compared to the same period of the prior year. The increases are due to the acquisition of Phoenix, the consolidation of Watkins Glen, and expenses related to the ongoing expansion of the Company's business. General and administrative expenses as a percentage of total revenue decreased from approximately 22.2% for the twelve months ended November 30, 1997 to 20.9% in fiscal 1997.

The Company's depreciation and amortization expense increased approximately $2.5 million, or 34.5%, during fiscal 1997 as compared to the same period of the prior year, primarily as a result of DAYTONA USA, the ongoing expansion of the Company's motorsports facilities and amortization of goodwill related to the acquisition of Phoenix. This increase was partially mitigated by an approximately $1 million decrease in depreciation associated with the lengthening of the estimated service lives of grandstands and other significant assets as a result of Management's review of actual service lives of these types of assets conducted at the beginning of the current fiscal year.

The approximately $1.8 million increase in the Company's net interest income during fiscal 1997 as compared to the same period of the prior year, is attributable primarily to the investment of proceeds, pending their usage, from the November 1996 Class A Common Stock offering.

Equity in net income from equity investments represents the Company's prorata share of the current income and losses from its equity investments and the amortization of the Company's investment in excess of its share of the investee's underlying net assets, accounted for using the equity method of accounting. In fiscal 1997 this included the Company's 11% indirect interest in Penske Motorsports, Inc. ("PMI"), its 40% investment in Homestead-Miami Speedway, LLC ("Homestead") from July of 1997, its approximately 7% investment in the Grand Prix Association of Long Beach, Inc. ("Long Beach") from August of 1997, and its 50% investment in Watkins Glen through March 31, 1997. The approximately $900,000, or 71.6% decrease in equity in net income from equity investments during fiscal 1997, as compared to the same period of the prior year, is due to the changes in the Company's equity investments and the timing of those changes.

As a result of the foregoing, the Company's net income increased approximately $11 million, or 58.2%, during fiscal 1997 as compared to the same period of the prior year.

COMPARISON OF FISCAL 1996 TO FISCAL 1995

   Admissions revenue increased approximately $6.9 million, or 15.9%, from fiscal 1995 to fiscal 1996. Approximately three-quarters of this increase was attributable to an increase in the Company's weighted average price of tickets sold. This increase was the result of general price increases and additional sales of premium seats. Increased attendance at the Company's racing events and admissions to DAYTONA USA accounted for the remainder of the increase.

   Motorsports related income increased approximately $3.4 million, or 14.1%, from fiscal 1995 to fiscal 1996. This increase is attributed to increases in broadcast rights fees, promotion and sponsorship fees and hospitality rentals, partially offset by a decrease in royalties from the Company's trademark license to a single licensee.

   Food, beverage and souvenir income increased approximately $3.1 million, or 21.2%, from fiscal 1995 to fiscal 1996. Over one-half of this increase was attributable to expanded food and beverage services at outdoor sporting events unrelated to the motorsports events promoted by the Company. The remainder of the increase was primarily attributable to increased attendance at the Company's racing events and, to a lesser extent, price increases.

   Prize and point fund monies and NASCAR sanction fees increased approximately $2.1 million, or 17.8%, from fiscal 1995 to fiscal 1996. Approximately three-quarters of this increase was due to increases in the prize and point fund monies paid by NASCAR to participants in the Company's motorsports events. This increase was primarily attributable to increases in the Company's broadcast revenues as standard NASCAR sanctioning agreements require that a specified percentage of broadcast revenues be paid as prize money.

   Motorsports related expenses increased approximately $3.7 million, or 32.2%, from fiscal 1995 to fiscal 1996, reflecting increased labor, advertising and other costs associated with the promotion of the Company's racing events. Motorsports related expenses as a percentage of combined admissions and motorsports related income increased from approximately 17.2% in fiscal 1995 to approximately 19.8% in fiscal 1996, which management attributes primarily to pre-opening expenses associated with DAYTONA USA, which was open for only two months in fiscal 1996, as well as the impact of inclement weather on the results from the Company's 1996 motorcycle week events.

   Food, beverage and souvenir expenses increased approximately $2.2 million, or 26.8%, from fiscal 1995 to 1996, reflecting increases in labor, product costs and other expense items attributable to the Company's expanded concessions and catering operations. Food, beverage and souvenir expenses as a percentage of food, beverage and souvenir income increased from approximately 56.1% in fiscal 1995 to 58.7% in fiscal 1996, reflecting the lower margins associated with the expansion of concession and catering operations to third party events.

   General and administrative expenses increased approximately $2.7 million, or 15.0%, from fiscal 1995 to fiscal 1996. The increase was primarily due to increases in life insurance, travel expenses, wages and other compensation, and professional fees, as well as a wide variety of other expense items associated with the ongoing expansion of the Company's business. General and administrative expenses as a percentage of total revenues decreased from approximately 22.2% in fiscal 1995 to 21.8% in fiscal 1996.

   The Company's depreciation expense increased approximately $1.5 million, or 31.3%, primarily as a result of the ongoing expansion of the Company's motorsports facilities and the opening of DAYTONA USA in July 1996.

   The approximately $550,000 decrease in the Company's net interest income was primarily attributable to lower average investment balances resulting from the funding of construction of DAYTONA USA, the Company's indirect investment in PMI and a variety of facility expansion and improvement projects.

   The approximately $1.2 million increase in net income from equity investments was attributable to the Company's indirect investment in PMI and, to a lesser extent, an increase in Watkins Glen net income.

   As a result of the foregoing, the Company's net income increased $1.3 million, or 7.2%, from $18.4 million in fiscal 1995 to $19.7 million in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     The Company has historically generated sufficient cash flow from operations to fund its working capital needs and capital expenditures at existing facilities, as well as to pay annual cash dividends. At November 30, 1997, the Company had a working capital deficit of $25 million, compared to working capital of $52.9 million at November 30, 1996, which is primarily attributable to the funding of the Company's purchase of Phoenix International Raceway and its investments in Homestead and Long Beach as described below under the caption "Capital Expenditures".

    The Company also has a $10 million line of credit with a financial institution which expires in March 1999. There were no borrowings under the Company's credit facility at November 30, 1997.

CASH FLOWS

    Net cash provided by operating activities was approximately $54.9 million for fiscal 1997. The difference between the Company's fiscal 1997 net income of $29.8 million and the $54.9 million of operating cash flow was primarily attributable to $10 million in depreciation and amortization, a $6.8 million increase in deferred income, a $4.4 million increase in deferred income taxes, a combined increase of $4.5 million in accounts payable and other current liabilities and $1 million in amortization of deferred compensation, partially offset by a combined increase of $1.4 million in receivables and prepaid expenses and other current assets.

     Net cash used in investing activities was $50.5 million for fiscal 1997. The Company's use of cash for investing activities for fiscal 1997 reflects $43.9 million for the purchase of Phoenix, $38.6 million in capital expenditures, $16.2 million for the Company's investments in Homestead and Long Beach, a $1.5 million investment in the stock of PMI and $1 million, net of cash acquired, for the Company's acquisition of the 50% interest in Watkins Glen that it did not already own, partially offset by net proceeds from maturities of investments of $52 million. See "Capital Expenditures".


     Net cash used in financing activities was approximately $2.5 million for fiscal 1997. The use of cash in financing activities during fiscal 1997 is primarily attributable to $2.3 million in cash dividends. The cash provided by financing activities for the twelve months ended November 30, 1996 included the proceeds of the November 1996 Class A Common Stock offering.

CAPITAL EXPENDITURES

     Capital expenditures totaled $38.6 million for fiscal 1997 compared to $41.4 million for the same period of the prior year. Capital expenditures during fiscal 1997 related primarily to additions to spectator capacity at Daytona, Talladega and Darlington, the addition of track lighting at Daytona and renovation of the Company's new corporate headquarters.

     The Company expects to make approximately $55.3 million of additional capital expenditures for approved projects within the next 24 months to increase seating capacity, to construct luxury suites, to complete track lighting at Daytona and for a number of other improvements to the Company's motorsports facilities.

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

    During the third quarter, the Company established its presence in South Florida, as well as on the West Coast and in Midwestern markets through investments in Homestead and Long Beach. In July of 1997, the Company invested $11.8 million, plus related acquisition costs, for a 40% interest in Homestead, the operator of the Metro-Dade Homestead Motorsports Complex. The Company invested $3.9 million, plus related acquisition costs, in August of 1997 for an approximately 7% interest in Long Beach, the operator of Grand Prix of Long Beach, California, Gateway International Raceway in Madison, Illinois and Memphis Motorsports Park in Millington, Tennessee. PMI, in which the Company holds an 11% indirect interest, also acquired interests of 40% and approximately 7% in Homestead and Long Beach, respectively. The Company's investment in Homestead represents a portion of the security in support of this investee's credit facility.

     The Homestead and Long Beach transactions have been accounted for using the equity method of accounting and are included in equity investments along with the Company's investment in PSH Corp.

FUTURE LIQUIDITY

     The Company believes that funds generated from operations, along with funds available under the existing line of credit, if necessary, will be sufficient to satisfy the Company's working capital requirements through at least fiscal 1998, as well as the Company's planned capital expenditures described above.

     The Company is currently pursuing the development of new facilities in several major markets. In December 1997, the Company announced that it reached an agreement with the Unified Government of Wyandotte County/Kansas City, Kansas for the construction of a 1.5-mile oval motor speedway in western Kansas City, Kansas. Assuming certain conditions precedent are met, the Company expects to commit approximately $55.6 million in mid-1998 for its portion of project costs associated with the initial phase of the project.
The Company is currently negotiating a credit facility to finance these anticipated project costs.

     The Company also believes that it will be able to obtain financing to fund the acquisition, development and/or construction of additional motorsports facilities, if necessary, should the Company implement this element of its growth strategy. However, there can be no assurance that adequate debt or equity financing will be available on satisfactory terms. [see FACTORS THAT MAY AFFECT OPERATING RESULTS and UNCERTAIN PROSPECTS OF NEW MOTORSPORTS FACILITIES]

SEASONALITY AND QUARTERLY RESULTS

   The Company derives most of its income from event admissions and related revenue from a limited number of NASCAR-sanctioned races. As a result, the Company's business has been, and is expected to remain, highly seasonal based on the timing of major race events. For example, the Darlington Southern 500 is traditionally held on the Sunday preceding Labor Day. Accordingly, the revenue and expenses for that race and/or certain of its supporting events may be recognized in either the fiscal quarter ending August 31 or the fiscal quarter ending November 30. Partly in response to this seasonality and the desire to better conform to the traditional racing season, the Company changed its fiscal year end from August 31 to November 30 effective December 1, 1996. This resulted in a three-month transition period commencing September 1, 1996 and ending November 30, 1996.

   Historically, the Company has incurred net losses in the fiscal quarter ending November 30, and achieved its highest net income in the fiscal quarter ending February 28. In fiscal 1997 the Company had net income for the quarter ended November 30, primarily due to the acquisition of Phoenix, which resulted in the addition of a NASCAR Winston Cup Series event in the quarter ending November 30, and the date change for the Company's Talladega DieHard 500 race, which moved the event from the quarter ended August 31 to the quarter ended November 30.

     The following table presents certain unaudited financial data for each fiscal quarter of fiscal 1996 and fiscal 1997 and for the transition quarter ended November 30, 1996 (in thousands, except per share amounts):


                                                 FISCAL QUARTER ENDED                       TRANSITION QUARTER
                             ----------------------------------------------------------------------------------
                               NOVEMBER 30,     FEBRUARY 29,     MAY 31,     AUGUST 31,         NOVEMBER 30,
                                   1995             1996          1996          1996                1996
                             --------------- ---------------  ---------- -------------       ------------------
Total revenues ............      $ 8,542          $40,277        $24,176       $23,047           $10,496
Operating income (loss) ...       (1,474)          20,338          6,230         4,237            (2,565)
Net income (loss) .........       (1,020)          12,089          3,817         4,795            (1,867)
Earnings (loss) per share .         (.03)             .35            .11           .14              (.05)


                                                 FISCAL QUARTER ENDED
                             ----------------------------------------------------------------------------------
                                                FEBRUARY 28,     MAY 31,     AUGUST 31,         NOVEMBER 30,
                                                    1997          1997          1997                1997
                                             ---------------  ---------- -------------       ------------------

Total Revenues ............                       $51,866        $29,630       $ 33,106           $26,772
Operating Income ..........                        27,103          7,075          8,762             1,961
Net Income ................                        17,475          4,486          5,985             1,850
Earnings per share ........                           .45            .12            .16               .05


INFLATION

     Management does not believe that inflation has had a material impact on operating costs and earnings of the Company.

FACTORS THAT MAY AFFECT OPERATING RESULTS

     Statements contained in this document that state the Company's or Management's anticipations, beliefs, expectations, hopes, intentions, predictions and/or strategies which are not purely historical fact or which apply prospectively are "forward-looking" statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21 of the Securities Exchange Act of 1934. All forward-looking statements contained in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those contained or projected in, or even implied by, such forward-looking statements. Some of the factors that could cause the actual results to differ materially are set forth below. Additional information concerning these, or other, factors which could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's other SEC filings. Copies of those filings are available from the Company and/or the SEC.

IMPACT OF THE YEAR 2000

     The Year 2000 issue is the result of computer programs and other business systems being written using two digits rather than four to represent the year. Many of the Company's time sensitive applications and business systems may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system failure or disruption of operations. The Year 2000 problem will impact the Company and its business partners.

     An assessment of the Year 2000 exposure has been made by the Company and the plans to resolve the related issues are being implemented. Most major systems have already been updated or replaced with applications that are year 2000 compliant in the normal course of business. The Company believes it will be able to achieve Year 2000 compliance by the end of fiscal 1998.

     The Company has also developed a plan of communication with significant business partners to ensure that the Company's operations are not disrupted through these relationships and that the Year 2000 issues are resolved timely.

     The Company believes that it will satisfactorily resolve all significant Year 2000 problems and that the related costs will not be material. Estimates of Year 2000 related costs are based on numerous assumptions, including the continued availability of certain resources, the ability to correct all relevant applications and third party modification plans. There is no guarantee that the estimates will be achieved and actual costs could differ materially from those anticipated.

DEPENDENCY UPON NASCAR

     The Company's success has been and will primarily remain dependent upon maintaining a good working relationship with NASCAR, the sanctioning body for the NASCAR Winston Cup Series, NASCAR Busch Series, and certain other races promoted by the Company. The Company has sanctioning agreements to promote and market eight NASCAR Winston Cup Series Championship races, five NASCAR Busch Series races and a number of other NASCAR races for the 1998 racing season. Each NASCAR event sanctioning agreement is awarded on an annual basis. In the fiscal years 1996 and 1997, NASCAR-sanctioned races at the Company's facilities accounted for approximately 78.3% and 77.6%, respectively, of the Company's total revenues. Although William C. France and James C. France presently control both the Company and NASCAR, and management believes that the Company will continue to maintain an excellent relationship with NASCAR for the foreseeable future, NASCAR is under no obligation to continue to enter into sanctioning agreements with the Company to promote any event. Failure to obtain a sanctioning agreement for a major NASCAR event would have a material adverse effect on the Company's financial condition and results of operations. Moreover, although the Company is engaged in the development of additional motorsports facilities, there can be no assurance that NASCAR will enter into sanctioning agreements with the Company to promote races at such facilities.

DEPENDENCE ON KEY PERSONNEL

     The Company's continued success will depend upon the availability and performance of its senior management team, particularly William C. France, the Company's Chairman of the Board and Chief Executive Officer, James C. France, its President and Chief Operating Officer, and Lesa D. Kennedy, its Executive Vice President, each of whom possesses unique and extensive industry knowledge and experience. While the Company believes that its senior management team has significant depth, the loss of any of the Company's key personnel or its inability to attract and retain key employees in the future could have a material adverse effect on the Company's operations and business plans.

INDUSTRY SPONSORSHIPS AND GOVERNMENT REGULATION

     The motorsports industry and the Company generate significant recurring revenue from the promotion, sponsorship and advertising of various companies and their products. Government regulation can adversely impact the availability to motorsports of this promotion, sponsorship and advertising revenue. Advertising by the tobacco and alcoholic beverage industries is generally subject to greater governmental regulation than advertising by other sponsors of the Company's events. In August 1996, the U.S. Food and Drug Administration (the "FDA") issued regulations concerning advertising and sales of cigarettes and smokeless tobacco to minors which would, in part, restrict tobacco industry sponsorship of all sporting events, including motorsports, effective August 1998. The FDA regulations prohibit the present practice of tobacco product brand name sponsorship of, or identification with, motorsports events, entries and teams. If these rules become effective, no assurance can be given that suitable alternative sponsors for the events, entries and teams could be located. Management is aware of pending legal challenges, as well as legislative initiatives, which could change or prevent the scheduled implementation of these regulations. The tobacco industry has reached a widely publicized settlement of pending liability lawsuits which would have an effect similar to the pending FDA regulations. This proposed settlement would require legislative approval and enabling legislation. However, the final outcome of the challenges to the FDA regulations or the implementation of the proposed settlement is uncertain, and the ultimate impact on the motorsports industry and the Company, if any, is unclear. The Company is not aware of any proposed governmental regulation which would materially limit the availability to motorsports of promotion, sponsorship or advertising revenue from the alcoholic beverage industry. Advertising and sponsorship revenue from the tobacco and alcoholic beverage industries accounted for approximately 1.5% of the Company's total revenues in both fiscal 1996 and 1997. In addition, the tobacco and alcoholic beverage industries provide financial support to the motorsports industry through, among other things, their purchase of advertising time, their sponsorship of racing teams and their sponsorship of racing series such as the NASCAR Winston Cup Series and the NASCAR Busch Series.

COMPETITION

     The Company's racing events face competition from other spectator-oriented sporting events and other leisure and recreational activities. As a result, the Company's revenues will be affected by the general popularity of motorsports, the availability of alternative forms of recreation and changing consumer preferences. The Company's racing events also compete with other racing events sanctioned by various racing bodies such as NASCAR, Championship Auto Racing Teams, Inc. ("CART"), the United States Auto Club ("USAC"), the National Hot Rod Association ("NHRA"), the Sports Car Club of America ("SCCA"), United States Road Racing Championship ("USRRC"), the Automobile Racing Club of America ("ARCA") and others. Management believes that the primary elements of competition in attracting motorsports spectators and corporate sponsors to a racing event and facility are the type and caliber of promoted racing events, facility location, sight lines, pricing and customer amenities that contribute to a total entertainment experience. Many sports and entertainment businesses have resources that exceed those of the Company.

IMPACT OF CONSUMER SPENDING ON RESULTS

    The success of the Company's operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, business conditions, interest rates and taxation. These factors can impact both attendance at the Company's events and the financial results of the motorsports industry's principal sponsors. There can be no assurance that future consumer spending will not be adversely affected by economic conditions, thereby impacting the Company's growth, revenue and profitability.

UNCERTAIN PROSPECTS OF NEW MOTORSPORTS FACILITIES

     The Company is engaged in the development of new motorsports facilities. The Company's ability to implement successfully this element of its growth strategy will depend on a number of factors, including (i) the Company's ability to obtain one or more additional sanctioning agreements to promote NASCAR Winston Cup Series, NASCAR Busch Series or other major events at these new facilities, (ii) the cooperation of local government officials, (iii) the Company's capital resources and the availability of debt or equity financing on satisfactory terms, (iv) the Company's ability to control construction and operating costs, and (v) the Company's ability to hire and retain qualified personnel. The Company's inability to implement its expansion plans for any reason would adversely affect its business prospects. In addition, expenses associated with developing, constructing and opening a new facility may have a negative effect on the Company's financial condition and results of operations in one or more future reporting periods. The cost of any such transaction will depend on a number of factors, including the facility's location, the extent of the Company's ownership interest and the degree of any municipal or other public support. Moreover, although management believes that it will be able to obtain financing, if necessary, to fund the acquisition, development and/or construction of additional motorsports facilities should the Company implement this element of its growth strategy, there can be no assurance that adequate debt or equity financing will be available on satisfactory terms.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
International Speedway Corporation

   We have audited the accompanying consolidated balance sheets of International Speedway Corporation and subsidiaries as of November 30, 1996 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended August 31, 1995 and 1996, the three month period ended November 30, 1996, and the year ended November 30, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Speedway Corporation and subsidiaries at November 30, 1996 and 1997, and the consolidated results of their operations and their cash flows for the years ended August 31, 1995 and 1996, the three month period ended November 30, 1996 and the year ended November 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        Ernst & Young LLP

Jacksonville, Florida
January 22, 1998

                       INTERNATIONAL SPEEDWAY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                        November 30,
                                                                --------------------------
                                                                    1996            1997
                                                                ------------ -------------
                                                                      (IN THOUSANDS)
                            ASSETS
Current Assets:
 Cash and cash equivalents ...................................    $  8,057        $   9,974
 Short-term investments (Note 4) .............................      75,557           23,601
 Receivables, less allowances of $35 and $100, respectively...       4,860            7,425
 Inventories .................................................       1,253              866
 Prepaid expenses and other current assets ...................       2,906            4,077
                                                                ------------     ------------
Total Current Assets .........................................      92,633           45,943
Property and Equipment: ......................................
 Land and leasehold improvements .............................       3,668           15,177
 Buildings, grandstands and tracks ...........................     104,152          153,044
 Furniture and equipment .....................................      27,173           33,168
 Construction in progress ....................................      15,618           18,606
                                                                ------------     ------------
                                                                   150,611          219,995
 Less: accumulated depreciation ..............................      39,258           53,917
                                                                ------------     ------------
                                                                   111,353          166,078
Other Assets:
 Cash surrender value of life insurance ......................       2,337            3,590
 Equity investments (Note 2) .................................      26,952           45,844
 Goodwill, less accumulated amortization of $382 (Note 3) ....          --           40,400
 Long-term investments (Note 4) ..............................         500              500
 Other .......................................................         294              468
                                                                ------------     ------------
                                                                    30,083           90,802
                                                                ------------     ------------
Total Assets .................................................    $234,069        $ 302,823
                                                                ============     ============
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable ............................................    $  3,306        $   6,898
 Income taxes payable (Note 5) ...............................          87                7
 Deferred income .............................................      35,760           49,338
 Current portion of note payable .............................          --           13,295
 Other current liabilities ...................................         558            1,381
                                                                ------------    -------------
Total Current Liabilities ....................................      39,711           70,919
Notes Payable ................................................          --            1,007
Deferred Income Taxes (Note 5) ...............................      15,069           20,990
Commitments and Contingencies (Note 8)
Shareholders' Equity (Notes 1 and 7):
 Class A Common Stock, $.01 par value, 80,000,000 shares
   authorized; 4,000,000 and 5,342,042 issued and outstanding
   in 1996 and 1997, respectively .............................         40               53
 Class B Common Stock, $.01 par value, 40,000,000 shares
   authorized; 34,406,325 and 33,154,920 issued and outstanding
   in 1996 and 1997, respectively ............................         344              332
 Additional paid-in capital ..................................      82,236           86,437
 Retained earnings ...........................................      98,119          125,457
                                                                ------------     ------------
                                                                   180,739          212,279
 Less unearned compensation--restricted stock (Note 11) .......      1,450            2,372
                                                                ------------     ------------
Total Shareholders' Equity ...................................     179,289          209,907
                                                                ------------     ------------
Total Liabilities and Shareholders' Equity ...................   $ 234,069        $ 302,823
                                                                ============     ============

                             See accompanying notes.

                       INTERNATIONAL SPEEDWAY CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                               Three Months Ended    Year Ended
                                                      YEAR ENDED AUGUST 31,    November 30,          Ended Nov. 30,
                                                    -------------------------  ------------------    -----------
                                                        1995          1996         1996                  1997
                                                    ------------ ------------  ------------          -----------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
 Admissions, net ............................      $    43,274    $   50,140     $  4,191             $ 69,487
 Motorsports related income .................           24,033        27,433        3,972               46,650
 Food, beverage and souvenir income  ........           14,442        17,505        1,943               23,408
 Other income ...............................              423           964          390                1,829
                                                  ------------  ------------     --------             --------
                                                        82,172        96,042       10,496              141,374
Expenses:
 Direct expenses:
  Prize and point fund monies
    and NASCAR sanction fees ................           11,765        13,865        1,301               20,567
  Motorsports related expenses ..............           11,604        15,336        2,814               23,075
  Food, beverage and souvenir expenses  .....            8,107        10,278        1,536               13,435
 General and administrative expenses  .......           18,202        20,930        5,057               29,486
 Depreciation and amortization ..............            4,798         6,302        2,353                9,910
                                                  ------------  ------------     --------             --------
                                                        54,476        66,711       13,061               96,473
                                                  ------------  ------------     --------             --------
Operating income (loss) .....................           27,696        29,331       (2,565)              44,901
Interest income, net ........................            1,436           872          261                2,687
Equity in net income (loss) from equity .....
 investments ................................              285         1,441         (304)                 366
                                                  ------------  ------------     --------             --------
Income (loss) before income taxes ...........           29,417        31,644       (2,608)              47,954
Income taxes (benefit) (Note 5) .............           11,054        11,963         (741)              18,158
                                                  ------------  ------------     --------             --------
Net income (loss)............................       $   18,363    $   19,681     $ (1,867)            $ 29,796
                                                  ============  ============     ========             ========
Earnings (loss) per share (Note 1) ..........       $      .53    $      .57     $   (.05)            $    .77
                                                  ============  ============     --------             ========
Dividends per share (Note 1) ................        4.7/cent/     5.3/cent/           ==             6.0/cent/
                                                  ============  ============     ========             ========


                             See accompanying notes.

                       INTERNATIONAL SPEEDWAY CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                       CLASS A    CLASS B
                                       COMMON     COMMON                                 UNEARNED
                                       STOCK      STOCK      ADDITIONAL                COMPENSATION-     TOTAL
                                       $.01 PAR   $.01 PAR    PAID-IN     RETAINED     RESTRICTED     SHAREHOLDERS'
                                       VALUE      VALUE       CAPITAL     EARNINGS       STOCK           EQUITY
                                       --------   -------   ----------   ----------   -----------     ------------
                                                                       (IN THOUSANDS)
BALANCE AT AUGUST 31, 1994 .......      $ --      $ 344       $ 1,364     $ 67,194    $  (625)        $  68,277
 Net income ......................        --         --            --       18,363         --            18,363
 Cash dividends (4.7/cent/ per share)     --         --            --       (1,605)        --            (1,605)
 Reacquisition of previously issued
   common stock ..................        --         --            --         (106)        --              (106)
 Restricted stock granted
   (Note 11) .....................        --         --           489           --       (489)               --
 Amortization of unearned compensation
  (Note 11) .....................         --         --            --           --        318               318
                                       --------   --------   ---------   ----------   -----------     ------------
BALANCE AT AUGUST 31, 1995 .......        --        344         1,853       83,846       (796)           85,247
 Net income ......................        --         --            --       19,681         --            19,681
 Cash dividends (5.3/cent/ per share)     --         --            --       (1,836)        --            (1,836)
 Reacquisition of previously issued
   common stock ..................        --         (1)           (2)      (1,705)        --            (1,708)
 Restricted stock granted
   (Note 11) .....................        --          1         1,599           --     (1,600)               --
 Amortization of unearned compensation
   (Note 11) .....................        --         --            --           --        606               606
 Recapitalization of equity investment    --         --         4,677           --         --             4,677
                                       --------   --------   ---------   ----------   -----------     ------------
BALANCE AT AUGUST 31, 1996 .......        --        344         8,127       99,986     (1,790)          106,667
 Net loss ........................        --         --            --       (1,867)        --            (1,867)
 Public offering - Class A
   Common Stock (Note 7) .........        40         --        74,327           --         --            74,367
 Forfeiture of restricted shares .        --         --          (218)          --        218                --
 Amortization of unearned compensation
   (Note 11) .....................        --         --            --           --        122               122
                                       --------   ---------  ----------  ----------   -----------     ------------
BALANCE AT NOVEMBER 30, 1996              40        344        82,236      98,119      (1,450)          179,289
 Net income ......................        --         --            --      29,796          --            29,796
 Cash dividends (6.0/cent/per share)      --         --            --      (2,310)         --            (2,310)
 Increase in equity investments
   (Note 2) ......................        --         --         2,263          --          --             2,263
 Additional expense of Class A Common
   Stock offering ................        --         --           (46)         --          --               (46)
 Restricted stock granted (Note 11)       --          1         1,984          --      (1,985)               --
 Reacquisition of previously issued
   common stock ..................        --         --            --        (148)         --              (148)
 Conversion of Class B Common Stock
   to Class A Common Stock .......        13        (13)           --          --          --                --
 Amortization of unearned
   compensation (Note 11) ........        --         --            --          --       1,063             1,063
                                       --------   ---------  ----------  ----------   -----------     ------------
BALANCE AT NOVEMBER 30, 1997            $ 53      $ 332       $86,437    $125,457     $(2,372)        $ 209,907
                                       ========   =========  ========== ===========   ===========     ============


                             See accompanying notes.

                      INTERNATIONAL SPEEDWAY CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                THREE MONTHS ENDED   YEAR ENDED
                                                         YEAR ENDED AUGUST 31,      NOVEMBER 30,     NOVEMBER 30,
                                                        ----------------------  --------------------------------
                                                           1995         1996          1996               1997
                                                        ---------     ---------     ---------          ----------
                                                                         (IN THOUSANDS)
OPERATING ACTIVITIES
 Net income (loss)....................................  $  18,363    $  19,681      $ (1,867)          $ 29,796
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depreciation and amortization ......................      4,798        6,302         2,353              9,910
  Amortization of unearned compensation ..............        318          606           122              1,063
  Deferred income taxes ..............................      1,650        1,500          (766)             4,425
  Undistributed income (loss) from equity investments.       (285)      (1,441)          304               (366)
  Gain (loss) on disposition of property and
   equipment .........................................        251          (13)           --                 --
  Changes in Operating Assets and Liabilities:
   Receivables .......................................       (447)      (1,661)       (1,405)              (667)
   Inventories .......................................        (89)        (251)          156                485
   Prepaid expenses and other current assets  ........     (1,322)         712           651               (689)
   Other assets ......................................        (61)        (127)           --               (204)
   Accounts payable ..................................      1,167        1,201          (514)             3,280
   Deferred income ...................................      2,702        6,111         9,797              6,791
   Income taxes payable ..............................        272         (267)           30                (80)
   Other current liabilities .........................        409          317        (1,038)             1,190
                                                        ------------  ------------   ----------       ------------
Net Cash Provided by Operating Activities ............     27,726       32,670         7,823             54,934

INVESTING ACTIVITIES
 Acquisition of investments ..........................   (125,982)     (83,502)      (70,959)          (145,391)
 Proceeds from maturities of investments .............    119,392      106,330         3,771            197,347
 Capital expenditures ................................    (16,831)     (34,792)      (14,864)           (38,627)
 Equity investments ..................................         --      (15,287)           --            (17,725)
 Cash surrender value of life insurance ..............        (30)        (725)       (1,123)            (1,253)
 Proceeds from sale of assets ........................         80           21            --                 --
 Acquisition of Watkins Glen International interest,
  net of cash acquired ...............................         --           --            --               (996)
 Acquisition of Phoenix International Raceway,
  net of cash acquired ...............................         --           --            --            (43,868)
                                                        ----------- ------------  ------------        ----------
Net Cash Used in Investing Activities ................    (23,371)     (27,955)      (83,175)           (50,513)

FINANCING ACTIVITIES
 Reacquisition of previously issued common stock  ....       (106)      (1,708)           --               (148)
 Additional expense of Class A Common Stock offering .         --           --            --                (46)
 Cash dividends paid .................................     (1,605)      (1,836)           --             (2,310)
 Issuance of Class A Common Stock                              --           --        74,367                 --
 Short-term borrowings                                         --           --         7,800                 --
 Repayment of short-term borrowings                            --           --        (7,800)                --
                                                        ----------- ------------  ------------        -----------
Net Cash Provided by (Used in) Financing Activities...     (1,711)      (3,544)       74,367             (2,504)
                                                        ----------- ------------  ------------        -----------
Net Increase (Decrease) in Cash
  and Cash Equivalents ...............................      2,644        1,171          (985)             1,917
Cash and Cash Equivalents at
  Beginning of Period ................................      5,227        7,871         9,042              8,057
                                                        ----------- ------------  ------------        -----------
Cash and Cash Equivalents at
  End of Period ...................................... $    7,871    $   9,042       $ 8,057           $  9,974
                                                        =========== ============ =============        ===========


                             See accompanying notes.

                      INTERNATIONAL SPEEDWAY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   DESCRIPTION OF BUSINESS: International Speedway Corporation and its wholly-owned subsidiaries (the "Company") is a leading promoter of motorsports activities in the United States. The Company owns and operates five premier motorsports facilities --Daytona International Speedway, a 2.5 mile, tri-oval track located in Daytona Beach, Florida; Talladega Superspeedway, a 2.6 mile, tri-oval track located in Talladega, Alabama; Phoenix International Raceway ("Phoenix"), a one mile oval track located outside of Phoenix, Arizona (See
Note 3); Darlington Raceway, a 1.3 mile track located in Darlington, South Carolina; and Watkins Glen International ("Watkins Glen"), a 3.4 mile road course located in Watkins Glen, New York (See Note 3). The Company also operates Tucson Raceway Park in Pima County Arizona.

   At these facilities the Company currently promotes over 80 stock car, sports car, truck, motorcycle and other racing events annually, including eight NASCAR Winston Cup Series races, five NASCAR Busch Series - Grand National Division races, three NASCAR Craftsman Truck Series races, and a number of prestigious sports car and motorcycle races.

   The Company also has investments in other motorsports entertainment companies. The Company holds an 11% indirect interest in Penske Motorsports, Inc. ("PMI"), which owns and operates Michigan International Speedway, Pennsylvania's Nazareth Speedway, the California Speedway, and the North Carolina Motor Speedway. The Company also holds a 40% interest in Homestead-Miami Speedway, LLC ("Homestead"), the operator of the Metro-Dade Homestead Motorsports Complex, and an approximately 7% interest in Grand Prix Association of Long Beach ("Long Beach"), the operator of Grand Prix of Long Beach, California, Gateway International Raceway in Madison, Illinois and Memphis Motorsports Park in Millington, Tennessee.

   The Company owns and operates DAYTONA USA--The Ultimate Motorsports Attraction, a motorsports theme-entertainment complex that includes interactive media, theaters, historical memorabilia and exhibits.

   Americrown Service Corporation ("Americrown"), one of the Company's wholly-owned subsidiaries, conducts the food, beverage and souvenir concession operations at the Daytona, Talladega and Darlington facilities. Americrown is also responsible for providing catering services to corporate customers both in suites and entertainment chalets at these facilities and at unaffiliated sporting events.

   The Company's proprietary MRN radio network and NASCAR Truck Network produces and syndicates NASCAR Winston Cup Series, NASCAR Busch Series - Grand National Division, NASCAR Craftsman Truck Series and other races promoted by the Company and others. MRN Radio also produces daily and weekly NASCAR racing programs.

                      INTERNATIONAL SPEEDWAY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 1 -- DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

   BASIS OF PRESENTATION: On September 5, 1996 the Company's Board of Directors approved a recapitalization of the Company which became effective November 4, 1996, concurrently with the effectiveness of the Registration Statement filed on September 6, 1996 with the Securities and Exchange Commission in connection with the offering of 4,000,000 shares of the Company's newly authorized Class A Common Stock (discussed below). The recapitalization modified the Company's authorized capital to include one million shares of Preferred Stock, eighty million shares of Class A Common Stock and forty million shares of Class B Common Stock. Pursuant to the recapitalization, all of the Company's existing outstanding shares of Common Stock were automatically converted, on a 15-for-one basis, into the newly authorized shares of Class B Common Stock and the shares of Common Stock previously held as treasury stock were retired. Shareholders' equity and all share information and per share data have been adjusted to give effect to the recapitalization and related stock split.

   Effective December 1, 1996, the Company changed its fiscal year end from August 31 to November 30. This resulted in a three-month transition period commencing September 1, 1996 and ending November 30, 1996.

SIGNIFICANT ACCOUNTING POLICIES:

   PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of International Speedway Corporation and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

   CASH AND CASH EQUIVALENTS: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, bank demand deposit accounts, repurchase agreements and money market accounts at investment firms. Cash and cash equivalents exclude certificates of deposit, obligations of U.S. Government Agencies, U.S. Treasury Notes and U.S. Treasury Bills, regardless of original maturity.

   INVESTMENTS (NOTE 4): The Company accounts for investments in accordance with Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

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

                      INTERNATIONAL SPEEDWAY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 1 -- DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

 Buildings, grandstands and tracks  ....  5-34 years
 Furniture and equipment ...............  3-20 years

   EQUITY INVESTMENTS (NOTE 2): Equity investments at November 30, 1996, represent a 50% ownership interest in Watkins Glen and a 20% ownership interest in PSH Corp (resulting in an approximately 11% indirect interest in PMI). At November 30, 1997, equity investments represent a 40% interest in Homestead, an approximately 7% interest in Long Beach and a 20% ownership interest in PSH Corp. These investments are accounted for using the equity method of accounting. The Company's equity in the net income from equity investments is recorded as income with a corresponding increase in the investment. Dividends received and amortization of the Company's investment in excess of its pro rata share of the underlying assets reduce the investment. The Company's investment in excess of its pro rata share of the underlying assets is amortized by the straight-line method over 20 years. The Company recognizes the effects of transactions involving the sale or distribution by an equity investee of its common stock as capital transactions.

   GOODWILL: Goodwill resulting from acquisitions is being amortized by the straight-line method over 40 years. Recoverability of intangibles is assessed using estimated undiscounted cash flows of related operations.

   FAIR VALUE OF FINANCIAL INSTRUMENTS: The Company's financial instruments consist of cash, short- and long-term investments, accounts receivable and accounts payable. The carrying value of these financial instruments approximates their fair value at November 30, 1997.

   INCOME TAXES (NOTE 5): Income taxes have been provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

   ADMISSION INCOME: Admission income and all race-related revenue is earned upon completion of an event and is stated net of admission and sales taxes collected. Refundable advance ticket sales and all race-related revenue on future events are deferred until earned.

                      INTERNATIONAL SPEEDWAY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 1 -- DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

   ADVERTISING EXPENSE: Advertising costs are expensed as incurred or, as in the case of race-related advertising, upon the completion of the event. Advertising expense was approximately $1.3 million, $1.7 million, $290,000 and $2.4 million for the years ended August 31, 1995 and 1996, the three months ended November 30, 1996 and the year ended November 30, 1997, respectively.

   EARNINGS PER SHARE: Earnings per share have been computed on the weighted average total number of common shares outstanding during the respective periods. Weighted average shares outstanding for the years ended August 31, 1995 and 1996, and the year ended November 30, 1997 were 34,378,830, 34,440,525 and 38,488,767 shares, respectively. Weighted average shares outstanding for the three month period ended November 30, 1996 were 35,610,510.

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

   NEW ACCOUNTING PRONOUNCEMENTS: In 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. The adoption of SFAS No. 121 had no impact on the Company's financial position or results of operations.

   The Company accounts for its long-term incentive restricted stock plan in accordance with provisions of Accounting Principles Board Opinion No. 25 (APB
25), "Accounting for Stock Issued to Employees". In 1995, SFAS No. 123, "Accounting for Stock Based Compensation" was issued. SFAS No. 123 provides an alternative to APB 25 and is effective for the Company in fiscal year 1997. The Company has elected to continue to account for its long-term incentive plan in accordance with the provisions of APB 25. See Note 11.

   In February 1997, SFAS No. 128, "Earnings Per Share", was issued and is effective for financial statements issued for periods ending after December 15, 1997. This statement requires companies to present earnings per share on the face of the income statement in two categories called "Basic" and "Diluted" and requires restatement of all periods presented. The Company will adopt SFAS No. 128 during the first quarter of 1998. Management believes the impact on earnings per share will not be material.

                      INTERNATIONAL SPEEDWAY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 1 -- DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

   In June 1997, SFAS No. 130, "Reporting Comprehensive Income", was issued. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 130 in fiscal 1999. SFAS No. 130 expands or modifies disclosures and, accordingly, will have no impact on the Company's reported financial position, results of operations or cash flows.

   In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and reporting selected information about operating segments in interim financial reports and is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the effect of SFAS No. 131 on its financial statement disclosures.

   COMPARABILITY: For comparability, certain 1995 and 1996 amounts have been reclassified where appropriate to conform with the presentation adopted in 1997.

NOTE 2--EQUITY INVESTMENTS

Equity investments includes the following:

                                               %                 %
                                       1996   Ownership   1997   Ownership
                                     -------- ---------  ------- ---------
PSH Corp. ....................        $23,774     20     $30,628     20
Watkins Glen International, Inc.
  (Note 3) ...................          3,178     50          --     --
Grand Prix Association of Long
   Beach, Inc. ...............             --     --       3,816      7
Homestead-Miami Speedway, LLC              --     --      11,400     40
                                      -------            -------
                                      $26,952            $45,844
                                      =======            =======

   On December 13, 1996, PMI acquired property adjacent to the California Speedway for $13.4 million, which was paid with cash of $5 million and the issuance of 254,298 shares of common stock. As a result of the increase in PMI's equity, the Company recorded an increase in its equity investment in PSH Corp. of approximately $650,000 and recorded a corresponding increase in deferred income taxes and additional paid-in capital of approximately $250,000 and $400,000, respectively.

                      INTERNATIONAL SPEEDWAY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 2 -- EQUITY INVESTMENTS - (CONTINUED)

   On May 19, 1997, PMI increased its ownership interest in North Carolina Motor Speedway ("NCMS") to approximately 70% through the issuance of 906,542 shares of common stock valued at $30 per share. As a result of PMI's increased investment in NCMS, the Company recorded an increase in its equity investment in PSH Corp. of approximately $3 million and recorded a corresponding increase in deferred income taxes and additional paid-in capital of approximately $1.2 million and $1.8 million, respectively.

   In July 1997, the Company invested $11.8 million, plus related acquisition costs, for its 40% interest in Homestead.

   On August 8, 1997, the Company invested $3.9 million, plus related acquisition costs, for an approximately 7% interest in Long Beach. The Company's investment exceeded its share of the underlying net assets by approximately $1.9 million. The excess is being amortized into expense by decreasing the equity in income of equity investments using the straight-line method over twenty years.

   The Company's investment in excess of its share of underlying net assets in equity investments net of amortization amounted to $7.3 million and $8.8 million in 1996 and 1997, respectively. Amortization of the excess over the Company's share of the underlying net assets for the year ended August 31, 1996, the three month period ended November 30, 1996 and the year ended November 30, 1997 was approximately $288,000, $96,000 and $416,000, respectively.

   The Company's share of undistributed equity in the earnings from equity investments included in retained earnings at November 30, 1996 and 1997 was approximately $3,002,000 and $3,784,000, respectively.

   Summarized financial information for the Company's affiliated companies accounted for by the equity method (PSH Corp. and Watkins Glen as of August 31 and November 30, 1996, PSH Corp., Homestead and Long Beach as of November 30,
1997) is as follows (in thousands):

                                                       THREE MONTHS
                                        YEAR ENDED         ENDED      YEAR ENDED
                                        AUGUST 31,      NOVEMBER 30,  NOVEMBER 30,
    (IN THOUSANDS)                        1996              1996          1997
                                        ---------      ------------   -----------
Current assets ......................    $79,900          $ 62,500       $ 22,400
Noncurrent assets  ..................     97,100           115,700        379,900
Current liabilities  ................     26,000            19,300         44,100
Noncurrent liabilities ..............     12,500            14,000        116,200
Minority interests  .................     52,900            55,500         84,900
Net revenues ........................     58,900            24,800        126,800
Operating income ....................     20,500             9,200         29,200
Net income ..........................      7,500             3,800          8,900

                      INTERNATIONAL SPEEDWAY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 3 -- ACQUISITIONS

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

   The Company's equity in Watkins Glen's net loss through March 31, 1997 is included in equity in net income from equity investments at November 30, 1997. The acquisition of the additional 50% interest was accounted for under the purchase method. Subsequent to the acquisition on April 1, 1997, Watkins Glen International is accounted for on a consolidated basis.

   On July 14, 1997, Phoenix Speedway Corporation, a newly formed wholly-owned subsidiary of the Company, acquired substantially all of the assets comprising the business and motorsports complex known as "Phoenix International Raceway" from Phoenix International Raceway, Inc., Phoenix International Raceway, L.L.C. and Phoenix International Raceway Limited Partnership for consideration consisting of $46.4 million in cash, notes payable of $13.8 million, and related acquisition costs. Interest is being accrued on the note payable to the former principal and shareholder at an annual rate of 9%.

   The Phoenix acquisition has been accounted for under the purchase method of accounting, and accordingly, the results of operations have been included in the Company's consolidated statements of operations since the date of acquisition. The purchase price was allocated to the assets and liabilities acquired based on estimated fair values at the acquisition date. The excess of the purchase price over the fair value of the net assets acquired was approximately $40.8 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years. The amount amortized for the year ended November 30, 1997 was approximately $382,000.

   The following unaudited pro forma financial information presents a summary of consolidated results of operations as if the Phoenix transaction had occurred as of September 1, 1995 after giving effect to certain adjustments, including depreciation, amortization of goodwill, interest income, interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made on that date, nor are they necessarily indicative of results which may occur in the future.

                      INTERNATIONAL SPEEDWAY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 3 -- ACQUISITIONS - (CONTINUED)


                                         (PRO FORMA)
                                         (Unaudited)
                        YEAR ENDED    THREE MONTHS ENDED   YEAR ENDED
                        AUGUST 31,       NOVEMBER 30,      NOVEMBER 30,
                           1996             1996             1997
                        ----------    ----------------     -----------
                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues           $107,343       $17,449            $146,135
Net income                 19,752           119              28,953
Net income per share          .57           .00                 .75

NOTE 4 -- INVESTMENTS

   The following is a summary of short-term and long-term Investments:

                                                  NOVEMBER 30, 1996
                              ------------------------------------------------------
                                              GROSS           GROSS       ESTIMATED
                                            UNREALIZED     UNREALIZED       MARKET
                                 COST         GAINS          LOSSES         VALUE
                              ---------- -------------  ------------- --------------
                                                   (IN THOUSANDS)
HELD-TO-MATURITY SECURITIES
  Municipal Securities  .....   $74,642       $ --           $  3         $ 74,639
CERTIFICATES OF DEPOSIT .....     1,415         --             --            1,415
                              ---------- -------------  ------------- ------------
                                $76,057       $ --           $  3         $ 76,054
                              ========== =============  ============= ============

                                                  NOVEMBER 30, 1997
                              -----------------------------------------------------
                                             GROSS           GROSS       ESTIMATED
                                           UNREALIZED     UNREALIZED       MARKET
                                 COST        GAINS          LOSSES         VALUE
                              --------- -------------  ------------- --------------
                                                  (IN THOUSANDS)
HELD-TO-MATURITY SECURITIES
 Obligations of U.S. Government
    Agencies ...............    $ 11,936      $ 36             $ --         $ 11,972
 Municipal Securities  .....         957        --                2              955
                                --------      -----             -----       ---------
                                  12,893        36                2           12,927
CERTIFICATES OF DEPOSIT  ...      11,208        --               --           11,208
                                --------      -----             -----       ---------
                                $ 24,101      $ 36              $ 2         $ 24,135
                                ========     =======           =======      =========

                      INTERNATIONAL SPEEDWAY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 4 -- INVESTMENTS - (CONTINUED)

   The cost and market values of held-to-maturity securities include accrued investment income of approximately $81,000 and $12,000 at November 30, 1996 and 1997, respectively.

   The cost and estimated market value of the held-to-maturity securities at November 30, 1997, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of certain securities have the right to prepay obligations.

                                                 NOVEMBER 30, 1997
                                           -------------------------
                                                         ESTIMATED
                                              COST      MARKET VALUE
                                           --------- ---------------
                                                 (IN THOUSANDS)
HELD-TO-MATURITY SECURITIES
 Due in one year or less ................    $ 12,393       $ 12,429
 Due after one year through three years           500            498
                                            ---------       ---------
                                             $ 12,893       $ 12,927
                                           ==========       =========

NOTE 5 -- FEDERAL AND STATE INCOME TAXES

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

   Significant components of the provision for income taxes are as follows:

                                  YEARS ENDED   THREE MONTHS    YEAR ENDED
                                   AUGUST 31,   ENDED NOV. 30,  NOVEMBER 30,
                                1995      1996       1996          1997
                              -------   -------  ----------     -----------
                                               (IN THOUSANDS)
Current tax expense (benefit):
 Federal ...................  $ 8,274   $ 9,117   $ (1,140)      $ 12,973
 State .....................    1,150     1,310         (3)         2,042
Deferred tax expense:
 Federal ...................    1,369     1,341        352          2,181
 State .....................      261       195         50            962
                              ---------  -------   ---------      --------
PROVISION FOR INCOME TAXES    $11,054   $11,963   $   (741)      $ 18,158
                              =========  =======   =========     =========

                      INTERNATIONAL SPEEDWAY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 5 -- FEDERAL AND STATE INCOME TAXES - (CONTINUED)

   The reconciliation of income tax computed at the federal statutory tax rates to income tax expense is as follows:

                                    YEARS ENDED                         THREE MONTHS          YEAR ENDED
                                                     AUGUST 31,                         ENDED NOV. 30,        NOVEMBER 30,
                                           1995                     1996                    1996                  1997
                                           ----                     ----                ------------          ------------
                                                  % OF                     % OF                    % OF                  % OF
                                                 PRE-TAX                 PRE-TAX                  PRE-TAX               PRE-TAX
                                      AMOUNT     INCOME       AMOUNT      INCOME      AMOUNT      INCOME    AMOUNT      INCOME
                                    --------- -----------  ---------- ----------- ---------- ------------   ---------   ---------
                                                                (IN THOUSANDS)
Income tax computed at federal
  statutory rates ................  $10,296       35.0%      $11,075      35.0%     $(913)      (35.0%)     $16,784      35.0%

State income taxes, net of
  federal tax benefit ............      884        3.0           977       3.1         26         1.0        2,053       4.3
Non-taxable share of (income) loss
 from unconsolidated affiliates ..     (100)       (.3)         (504)     (1.6)        73         2.8         (238)      (.5)
Officers' life insurance expense         (2)        --           162        .5         17          .7           23        --
Other, net .......................      (24)       (.1)          253        .8         56         2.1         (464)      (.9)
                                    ----------  ----------   ----------  ----------  -------     -------     --------   -------
                                    $11,054       37.6%      $11,963      37.8%     $(741)      (28.4%)     $18,158     37.9%
                                    ========= ==========   ==========  ==========   ==========  ==========  =========   =======

NOTE 6--LINES OF CREDIT

   The Company has a $10 million line of credit with a financial institution which expires in March 1999. There were no borrowings under the Company's credit facility at November 30, 1997.

NOTE 7 -- CAPITAL STOCK

   The Company's authorized capital includes 80 million shares of Class A Common Stock, par value $.01 ("Class A Common Stock"), 40 million shares of Class B Common Stock, par value $.01 ("Class B Common Stock"), and one million shares of Preferred Stock, par value $.01 (the "Preferred Stock"). The shares of Class A Common Stock and Class B Common Stock are identical in all respects, except for voting rights and certain dividend and conversion rights as described below. Each share of Class A Common Stock entitles the holder to one-fifth (1/5) vote on each matter submitted to a vote of the Company's shareholders and each share of Class B Common Stock entitles the holder to one
(1) vote on each such matter, in each case including the election of directors. Holders of Class A Common Stock and Class B Common Stock are entitled to receive dividends at the same rate if and when declared by the Board of Directors out of funds legally available therefrom, subject to the dividend and liquidation rights of any Preferred Stock that may be issued and outstanding. Class A Common Stock has no conversion rights. Class B Common Stock is convertible into Class A Common Stock, in whole or in part, at any time at the option of the holder on the basis of one share of Class A Common Stock for each share of Class B Common Stock converted. Each share of Class B Common Stock will also automatically convert into one share of Class A Common Stock if, on the record date of any meeting of the shareholders, the number of shares of Class B Common Stock then outstanding is less than 10% of the aggregate number of shares of Class A Common Stock and Class B Common Stock then outstanding.

                      INTERNATIONAL SPEEDWAY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 7 -- CAPITAL STOCK - (CONTINUED)

   The Board of Directors of the Company is authorized, without further shareholder action, to divide any or all shares of the authorized Preferred Stock into series and fix and determine the designations, preferences and relative rights and qualifications, limitations, or restrictions thereon of any series so established, including voting powers, dividend rights, liquidation preferences, redemption rights and conversion privileges. The Board of Directors has not authorized any series of Preferred Stock, and there are no plans, agreements or understandings for the authorization or issuance of any shares of Preferred Stock.

   On November 4, 1996 the Company sold 4,000,000 shares of its newly created Class A Common Stock in an underwritten public offering (the "Offering"). The price to the public was $20 per share. The net proceeds to the Company from the sale of the stock sold by the Company in the Offering were approximately $74.3 million, after deduction of underwriting discounts and commissions and expenses of the Offering. Approximately $7.8 million of the net proceeds of this Offering was used to repay borrowings incurred under one of the Company's lines of credit in September 1996. The Company used approximately $3.1 million of the net proceeds to acquire the 50% interest it did not already own in Watkins Glen International, Inc., $43.9 million to acquire Phoenix International Raceway and $16.2 million for equity investments in Homestead-Miami Speedway, LLC and Grand Prix Association of Long Beach, Inc. The remaining net proceeds were used for working capital and other general corporate purposes, including continued improvements to and expansion of the Company's facilities and operations. Pending such uses, the Company had invested the net proceeds of the Offering in short-term interest-bearing obligations.

   No shares of Preferred Stock are outstanding. See also Note 1--Basis of Presentation.

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

   A. In 1985, International Speedway Corporation ("ISC") established a salary incentive plan designed to qualify under Section 401(k) of the Internal Revenue Code. Employees of ISC and certain participating subsidiaries who have completed 1,000 hours and 12 months continuous service are eligible to participate in the plan. Matching contributions are made to a savings trust (subject to certain limits) concurrent with employees' contributions. The level of the matching contribution depends upon the amount of the employee contribution. Employees become 100% vested upon entrance to the plan.

   The contribution expense for the plan was approximately $228,000, $307,000, $85,000 and $376,000 for the years ended August 31, 1995 and 1996, for the three month period ended November 30, 1996 and the year ended November 30, 1997, respectively.

   B. The estimated cost to complete construction in progress at November 30, 1997, is approximately $55.3 million.

                      INTERNATIONAL SPEEDWAY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 8 -- COMMITMENTS AND CONTINGENCIES - (CONTINUED)

   C. On October 21, 1996, Americrown was served with a Class Action Complaint filed in the Circuit Court of Talladega County, Alabama by Howard Padgett, Bill Lutz and Tommy Jones. The complaint was filed in September 1996 and alleged, among other things, that Americrown engaged in price-fixing activities in connection with the sale of racing souvenirs and merchandise at the Talladega Superspeedway. The complaint seeks at least $500 for each member of the putative class (persons buying racing souvenirs at Talladega Superspeedway since September 1992), but does not otherwise seek to recover compensatory or punitive damages or statutory attorneys' fees. Although Americrown attempted to remove the suit to Federal District Court, it was remanded to the Circuit Court of Talladega County, Alabama, where discovery and the class certification process are proceeding. Americrown disputes the allegations and intends to defend the action fully and vigorously.

   In March 1997, two purported class action companion lawsuits were filed in the United States District Court, Northern District of Georgia, against the Company, Americrown, and a number of other persons alleging, in substance, that the defendants unlawfully conspired to fix prices of souvenirs and merchandise sold to consumers in violation of federal antitrust laws. One suit was filed by Florida residents and the other suit was filed by Georgia residents. Both suits seek damages and injunctive relief on behalf of all persons who purchased souvenirs or merchandise from certain vendors at any NASCAR Winston Cup Series stock car race or supporting event in the United States during the period 1991 to present. The two suits have been consolidated and the court has established a timetable to consider class certification. Discovery is proceeding. The Company and Americrown dispute the allegations and intend to defend the actions fully and vigorously.

   Management is presently unable to predict or quantify the outcome of these matters.

NOTE 9 -- RELATED PARTY DISCLOSURES AND TRANSACTIONS

   All of the racing events that take place during the Company's fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association (AHRMA), the American Motorcyclist Association
(AMA), the Automobile Racing Club of America (ARCA), the Championship Cup Series (CCS), the Federation Internationale de l'Automobile (FIA), the Federation Internationale Motocycliste (FIM), the International Race of Champions (IROC), the Indy Racing League (IRL), the National Association for Stock Car Auto Racing, Inc. (NASCAR), the Sports Car Club of America (SCCA), the Sportscar Vintage Racing Association (SVRA), the United States Auto Club
(USAC), the United States Road Racing Championship (USRRC), and the World Karting Association (WKA). NASCAR, which sanctions some of the Company's principal racing events, is a member of the France Family Group which controls in excess of 55% of the outstanding stock of the Company and some members of which serve as directors and officers. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies

                      INTERNATIONAL SPEEDWAY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 9 -- RELATED PARTY DISCLOSURES AND TRANSACTIONS - (CONTINUED)

are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors totaled approximately $10.1, $11.6 and $17.0 million for the years ended August 31, 1995, 1996 and November 30, 1997, respectively. For the three month period ended November 30, 1996, monies paid by the Company to NASCAR for disbursements to competitors totaled approximately $1.1 million.

   In October 1995, the Company entered into collateral assignment split-dollar insurance agreements covering the lives of William C. France and James C. France and their respective spouses. Pursuant to the agreements, the Company will advance the annual premiums of approximately $1,205,000 each year for a period of eight years. Upon surrender of the policies or payment of the death benefits thereunder, the Company is entitled to repayment of an amount equal to the cumulative premiums previously paid by the Company. The Company may cause the agreements to be terminated and the policies surrendered at any time after the cash surrender value of the policies equals the cumulative premiums advanced under the agreements. The Company recorded a net insurance expense of approximately $450,000 and $38,000, representing the excess of the premiums paid over the increase in cash surrender value of the policies associated with these agreements for the year ended August 31, 1996, and the three months ended November 30, 1996, respectively. During the year ended November 30, 1997, premiums paid were approximately equal to the increase in the cash surrender value of the policies.

   Poe & Brown, Inc., the servicing agent for the split-dollar insurance agreements, received a commission from an insurance company for its participation in the transactions. J. Hyatt Brown, President and Chief Executive Officer of Poe & Brown, Inc., is a Director of the Company.

NOTE 10 -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid for income taxes and interest for respective periods is summarized as follows:

                                         (IN THOUSANDS)
                                          THREE MONTHS
                        YEARS ENDED           ENDED          YEAR ENDED
                          AUGUST 31,       NOVEMBER 30,      NOVEMBER 30,
                        1995     1996         1996             1997
                        ----     ----         ----             ----
INCOME TAXES PAID      $9,806   $10,763      $ 185             $13,652
                       =======  ========     ======            =======
INTEREST PAID          $   --   $    --      $  69             $    31
                       =======  ========     ======            =======

See Note 2 for discussion of non-cash equity investment transactions.

                      INTERNATIONAL SPEEDWAY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 11 -- LONG-TERM INCENTIVE RESTRICTED STOCK PLAN

   In November 1993, the Company's Board of Directors and a majority of the Company shareholders approved a Long-term Incentive Restricted Stock Plan (the "Plan") for certain officers and managers of the Company. Under the Plan, up to 750,000 shares of the Company's Class B Common Stock were authorized to be granted as restricted stock at no cost to Plan participants. Shares awarded under the Plan vest at the rate of 50% of each award on the third anniversary of the award date and the remaining 50% on the fifth anniversary of the award date. Shares awarded under the Plan generally are subject to forfeiture in the event of termination of employment prior to the vesting dates. The Plan participants own the shares and may vote and receive dividends, but are subject to restrictions under the Plan. Restrictions include the prohibition of the sale or transfer of the shares during the period prior to vesting of the shares. The Company also has a right of first refusal to purchase any shares of stock issued under the Plan which are offered for sale.

   On January 1, 1995, 1996 and 1997, a total of 70,410, 102,075 and 98,010 restricted shares of the Company's Class B Common Stock, respectively, were awarded to certain officers and managers. The market value of shares on January 1, 1995, 1996 and 1997 amounted to approximately $489,000, $1,600,000, and $1,985,000 respectively, and has been recorded as "Unearned compensation -- restricted stock", which is shown as a separate component of shareholders' equity in the accompanying consolidated balance sheets. The unearned compensation is being amortized over the vesting periods of the shares. The total expense charged against operations during the years ended August 31, 1995, and 1996, for the three month period ended November 30, 1996 and the year ended November 30, 1997 was approximately $318,000, $606,000, $122,000 and $1,063,000, respectively. In accordance with APB 25, the Company will recognize a compensation charge over the vesting periods equal to the fair market value of these shares on the date awarded. The SFAS No. 123 expense is equal to the APB 25 expense.

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

                      INTERNATIONAL SPEEDWAY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 12 -- CHANGE IN FISCAL YEAR END

   Effective December 1, 1996, the Company changed its fiscal year end from August 31 to November 30. This resulted in a three-month transition period commencing September 1, 1996 and ending November 30, 1996. Consequently, the consolidated audited financial statements contain information as of and for the three months ended November 30, 1996. The following supplemental unaudited consolidated statement of operations and unaudited consolidated statement of cash flows for the three months ended November 30, 1995 are presented for comparative purposes only and were presented in the Transition Form 10-Q filed for the period ended November 30, 1996.

Consolidated Statement of Operations
                                             Three Months Ended
                                             November 30, 1995
                                                (Unaudited)
                                    (In Thousands, Except Per Share Amounts)
                                    ----------------------------------------
Revenues                                            $ 8,542
Expenses                                             10,016
                                                  -------------
Operating loss                                       (1,474)
Interest income (net)                                   290
Equity in net loss from equity investments             (154)
                                                  -------------
Loss before income taxes                              1,338)
Income tax benefit                                     (318)
                                                  -------------
Net loss                                            $(1,020)
                                                  =============
Loss per share                                       ($0.03)
                                                  =============

Weighted average number of
  common shares outstanding                       34,395,975

                      INTERNATIONAL SPEEDWAY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 12 -- CHANGE IN FISCAL YEAR END -(CONTINUED)

Consolidated Statement of Cash Flows
                                           Three Months Ended
                                            November 30, 1995
                                               (Unaudited)
                                           -------------------
                                             (In Thousands)

Net cash provided by operating activities         $  3,673

Investing Activities
    Proceeds from maturities of
       investments (net)                            21,053
    Capital expenditures                            (8,229)
    Investment in PSH Corp.                        (14,975)
    Other investing activities                        (732)
                                                 -------------
Net cash used in investing activities               (2,883)
Net cash provided by financing activities               --
                                                 -------------
Net increase in cash and cash equivalents              790
Cash and cash equivalents at beginning of period     7,871
                                                 -------------
Cash and cash equivalents at end of period        $  8,661
                                                 =============

                      INTERNATIONAL SPEEDWAY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 13 -- QUARTERLY DATA (UNAUDITED)

     The Company derives most of its income from event admissions and related revenue from a limited number of NASCAR-sanctioned races. As a result, the Company's business has been, and is expected to remain, highly seasonal based on the timing of major race events. For example, the Darlington Southern
500 is traditionally held on the Sunday preceding Labor Day. Accordingly, the revenue and expenses for that race and/or certain of its supporting events may be recognized in either the fiscal quarter ending August 31 or the fiscal quarter ending November 30. Partly in response to this seasonality and the desire to better conform to the traditional racing season, the Company changed its fiscal year end from August 31 to November 30 effective December 1, 1996. This resulted in a three-month transition period commencing September 1, 1996 and ending November 30, 1996.

     Historically, the Company has incurred net losses in the fiscal quarter ending November 30, and achieved its highest net income in the fiscal quarter ending February 28. In fiscal 1997, the Company had net income for the quarter ended November 30. This was primarily due to the acquisition of Phoenix, which resulted in the addition of a NASCAR Winston Cup Series event in the quarter ending November 30, and the date change for the Company's DieHard 500 race, which moved the event from the quarter ended August 31 to the quarter ended November 30.

     The following table presents certain unaudited financial data for each fiscal quarter of fiscal 1996 and fiscal 1997 and for the transition quarter ended November 30, 1996 (in thousands, except per share amounts):


                                                 FISCAL QUARTER ENDED                       TRANSITION QUARTER
                             ----------------------------------------------------------------------------------
                               NOVEMBER 30,     FEBRUARY 29,     MAY 31,     AUGUST 31,         NOVEMBER 30,
                                   1995             1996          1996          1996                1996
                             --------------- ---------------  ---------- -------------       ------------------
Total revenues ............      $ 8,542          $40,277        $24,176       $23,047           $10,496
Operating income (loss) ...       (1,474)          20,338          6,230         4,237            (2,565)
Net income (loss) .........       (1,020)          12,089          3,817         4,795            (1,867)
Earnings (loss) per share .         (.03)             .35            .11           .14              (.05)


                                                 FISCAL QUARTER ENDED
                             ----------------------------------------------------------------------------------
                                                FEBRUARY 28,     MAY 31,     AUGUST 31,         NOVEMBER 30,
                                                    1997          1997          1997                1997
                                             ---------------  ---------- -------------       ------------------

Total Revenues ............                       $51,866        $29,630       $ 33,106           $26,772
Operating Income ..........                        27,103          7,075          8,762             1,961
Net Income ................                        17,475          4,486          5,985             1,850
Earnings per share ........                           .45            .12            .16               .05

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

For the year ended
  November 30, 1997

Allowance for
  doubtful accounts             $ 35        $ 170       $ 105       $ 100

For the three months ended
 November 30, 1996

Allowance for
  doubtful accounts             $ 35        $ (2)       $ (2)       $ 35

For the year ended
  August 31, 1996

Allowance for
  doubtful accounts             $ 35        $ 52        $ 52        $ 35

For the year ended
   August 31, 1995

 Allowance for
  doubtful accounts             $ 35        $ 62        $ 62        $ 35


(A)  Uncollectible accounts written off, net of recoveries.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The executive officers and directors of the Company are as follows:

 NAME                    AGE                   POSITION WITH THE COMPANY
-----------------------------------------------------------------------------------------
William C. France      64     Chairman of the Board, Chief Executive Officer and Director
James C. France        53     President, Chief Operating Officer and Director
Lesa D. Kennedy        36     Executive Vice President and Director
H. Lee Combs           44     Senior Vice President--Operations and Director
Robert E. Smith        65     Vice President--Administration
Susan G. Schandel      34     Treasurer and Chief Financial Officer
Gregory J. Sullivan    42     Vice President-Marketing
John E. Graham, Jr.    49     Vice President
W. Grant Lynch, Jr.    44     Vice President
James H. Hunter        58     Vice President
John R. Saunders       41     Vice President
W. Garrett Crotty      34     Secretary and General Counsel
J. Hyatt Brown         60     Director
John R. Cooper         65     Director
Robert R. Dyson        51     Director
James H. Foster        70     Director
Brian Z. France        35     Director
Christy F. Harris      52     Director
Raymond K. Mason, Jr.  42     Director
Edward H. Rensi        53     Director
Lloyd E. Reuss         61     Director
Chapman Root, II       48     Director
Thomas W. Staed        66     Director

   The Company's Articles provide that the Board of Directors be divided into three classes, with regular three year staggered terms. Messrs. William C. France, Combs, Foster, Harris and Root will hold office until the annual meeting of shareholders to be held in 1998, Messrs. James C. France, Cooper, Brian Z. France, Mason and Reuss will hold office until the annual meeting of shareholders to be held in 1999, and Ms. Kennedy and Messrs. Brown, Dyson, Rensi and Staed will hold office until the annual meeting of shareholders to be held in 2000.

   William C. France and James C. France are brothers. Lesa D. Kennedy and Brian Z. France are the children of William C. France. There are no other family relationships among the Company's executive officers and directors.

   Mr. William C. France, a director since 1958, has served as Chairman of the Board of the Company since 1987 and as Chief Executive Officer since 1981. Mr. France also serves as a director of Penske Motorsports.

   Mr. James C. France, a director since 1970, has served as President and Chief Operating Officer of the Company since 1987.

   Ms. Lesa D. Kennedy, a director since 1984, was appointed Executive Vice President of the Company in January 1996. Ms. Kennedy served as the Company's Secretary from 1987 until January 1996 and served as its Treasurer from 1989 until January 1996.

   Mr. H. Lee Combs, a director since 1987, was appointed the Company's Senior Vice President-Operations in January 1996. Mr. Combs served as a Vice President and the Company's Chief Financial Officer from 1987 until such time. He also serves as a director of Penske Motorsports and Grand Prix Association of Long Beach, Inc.

   Mr. Robert E. Smith has served as Vice President--Corporate Administration of the Company for more than five years.

   Ms. Susan G. Schandel was appointed the Company's Treasurer and Chief Financial Officer in January 1996. From November 1992 until such time, Ms. Schandel served as the Company's Controller.

   Mr. Gregory J. Sullivan, appointed the Company's Vice President-Marketing in November 1994, joined the Company in September 1994. Prior to joining the Company, Mr. Sullivan was employed by Kraft Foods (a division of Phillip Morris) for more than five years, where he most recently served as Director of Marketing Services for Kraft's Maxwell House division.

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

   Mr. John R. Saunders has served as a Vice President since 1997 and has been President of Watkins Glen International since 1983.

   Mr. W. Garrett Crotty has served as Secretary and General Counsel since 1996. Prior to that time he had been in the private practice of law for more than five years.

   Mr. J. Hyatt Brown, a director since 1987, serves as the President and Chief Executive Officer of Poe & Brown, Inc. and has been in the insurance business with Brown & Brown, Inc., its predecessor, since 1959. Mr. Brown also serves as a director of Rock Tenn Co, SunTrust Banks, Inc., BellSouth Corporation, and FPL Group, Inc.

   Mr. John R. Cooper, a director since 1987, served as Vice President - Corporate Development of the Company from December 1987 until July 1994. Since January 1996, Mr. Cooper has served as a special project facilitator for the Company.

   Mr. Robert R. Dyson, a director since January 1997, has served as Chairman and Chief Executive Officer of the Dyson-Kissner-Moran Corporation (DKM) since November 1992.

   Mr. James H. Foster, a director since 1968, served as the Company's Senior Vice President - Special Projects from January 1994 until his retirement in 1997. Mr. Foster served as President of Daytona International Speedway from 1988 until 1994.

   Mr. Brian Z. France, a director since 1994, has served as NASCAR's Vice President of Marketing and Corporate Communications since December 1992 and as the Company's Manager--Group Projects since February 1994. From 1983 until such time, Mr. France served in a number of other capacities with NASCAR, including Winston Racing Series Administrative Assistant and National Tour Director.

   Mr. Christy F. Harris, a director since 1984, has been engaged in the private practice of business and commercial law with Harris, Midyette, Geary, Darby, & Morrell, P.A. for more than twenty years.

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

   Mr. Edward H. Rensi, a director since January 1997, is an executive consultant with McDonald's Corporation. He served as President and Chief Executive Officer of McDonald's USA from 1991 until 1997. He is a Director of McDonald's Corporation and Snap-On Incorporated.

   Mr. Chapman Root, II, a director since 1992, has served as President of the Root Company, a private investment company, since 1989. Mr. Root also serves as a director of First Financial Corp. and Terre Haute First National Bank.

   Mr. Thomas W. Staed, a director since 1987, has served as President of Oceans Eleven Resorts, Inc., a hotel/motel business, for more than five years.

DIRECTOR COMPENSATION

   The Company pays each non-employee director a monthly retainer of $500, a $1,000 fee for each meeting of the Board of Directors attended and a $500 fee for each Board committee meeting attended. The aggregate retainers and fees paid to directors with respect to fiscal 1997 services totaled $115,500. The Company also reimburses directors for all expenses incurred in connection with their activities as directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon a review of Forms 3, 4 and 5 and amendments thereto, and written representations furnished to the Company, W. Garrett Crotty has been identified as failing to file on a timely basis reports required by section 16(a) of the Exchange Act during the fiscal year ended November 30, 1997. Mr. Crotty had one transaction which should have been reported on Form 4 which was reported late on Form 5.

ITEM 11.  EXECUTIVE COMPENSATION

   The following table sets forth the total compensation paid by the Company, for services rendered during the last three fiscal years, to the Company's Chief Executive Officer and the Company's other four most highly compensated executive officers during fiscal 1997 (collectively the "Named Officers").

                          SUMMARY COMPENSATION TABLE

                                                                    LONG TERM
                                   ANNUAL COMPENSATION             COMPENSATION
                           -----------------------------------  ----------------
NAME AND                     FISCAL                                 RESTRICTED         ALL OTHER
PRINCIPAL POSITION            YEAR       SALARY        BONUS     STOCK AWARDS(1)    COMPENSATION(2)
------------------------- --------- -----------  ----------- ---------------- ----------------
William C. France             1997      $330,538     $150,282        $      0          $769,351
Chairman and Chief            1996      $278,707     $130,679        $      0          $771,368
Executive Officer             1995      $241,981     $126,860        $      0          $  6,015

James C. France               1997      $264,644     $ 96,231        $      0          $474,575
President and Chief           1996      $224,778     $ 83,679        $      0          $473,923
Operating Officer             1995      $200,121     $ 83,140        $      0          $ 12,406

Lesa D. Kennedy               1997      $213,488     $ 75,837        $372,398          $  8,355
Executive Vice President      1996      $173,553     $ 69,223        $149,695          $  8,648
                              1995      $109,608     $ 32,573        $ 53,168          $  8,482

H. Lee Combs                  1997      $208,335     $ 69,672        $372,398          $ 12,373
Senior Vice President--       1996      $172,226     $ 72,179        $172,020          $ 11,102
Operations                    1995      $116,972     $ 35,218        $ 60,986          $  9,581

John E. Graham                1997      $198,125     $ 64,863        $235,406          $ 10,721
Vice President                1996      $190,922     $ 65,806        $293,750          $  7,724
                              1995      $180,462     $110,228        $      0          $  1,607


---------------------
(1) Reflects the aggregate market value of shares awarded under the Company's 1994 Long-Term Incentive Plan (calculated as of the date of the award). The indicated awards were made in January with respect to services rendered in the prior fiscal year. See Note 11 of Notes to the Company's Consolidated Financial Statements.

(2) The compensation reported in this column consists of (i) payments for insurance, including premium payments and related expense for split-dollar and other life insurance, accidental death and dismemberment insurance and group health insurance, (ii) medical expense reimbursements, and (iii) contributions to the Company's 401(k) plan. The amounts applicable to each Named Officer for each category for fiscal 1997 are as follows: William C. France ($768,351, $1,000 and $0, respectively); James C. France ($466,500, $1,675 and $6,400, respectively); Lesa D. Kennedy ($1,955, $0 and $6,400, respectively); H. Lee Combs ($1,955, $4,018 and $6,400, respectively); and John E. Graham ($1,955, $2,366 and $6,400, respectively). Pursuant to the Company's split-dollar life insurance arrangements, the premiums will be repaid to the Company in future periods. See Note 9 of Notes to the Company's Consolidated Financial Statements.

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

CORPORATE PERFORMANCE MEASURES USED TO
DETERMINE EXECUTIVE OFFICER COMPENSATION.

   Based on Company performance (determined subjectively by the Committee in accordance with the sound business judgment of its members after consideration of earnings per share, revenue growth and established salary ranges, the Committee established a total pool of dollars which was used to provide for increases in annual salary compensation to all employees including the Executive Officers other than the Chairman/CEO and President/COO. The Compensation Committee recommended a proposed salary for the Chairman/CEO and President/COO to the entire Board of Directors (other than the Chairman/CEO and President/COO) which approved the salaries as recommended.

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

   Each Executive Officer is assigned a target bonus opportunity based on corporate and personal goals for the year. The actual bonus for each Executive Officer will range from 0% to 125% of the target depending upon results of corporate and personal performance during the year. The current corporate financial measurements are earnings per share and revenue growth. These may vary from year to year as established by the Compensation Committee. Personal performance factors are based on individual (functional) objectives and are tailored for each Executive Officer. A portion of each Executive Officer's incentive award will be based upon the Chairman/CEO and President/COO's discretionary judgment of the individual's overall performance during the plan year.

   The incentive compensation for the Chairman/CEO and President/COO is, again, proposed by the Compensation Committee and presented to the full Board of Directors for ratification.

LONG TERM INCENTIVE PLAN COMPENSATION

   1994 LONG-TERM INCENTIVE PLAN. In 1993, based upon recommendation of the Compensation Committee, the Company retained the HayGroup to assist in the design of a long term incentive compensation plan for specified key employees, which is known as the "International Speedway Corporation 1994 Long-Term Incentive Plan" (the "1994 Plan"). The 1994 Plan was recommended by the Compensation Committee of the Board of Directors, unanimously approved by all outside directors and ratified by the entire Board of Directors on November 17, 1993. It was approved by the written consent of the holders of a majority of the outstanding shares of the Company on the same date. The purpose of the 1994 Plan was to attract and retain qualified and competent executives by providing significant opportunities for capital accumulation and to enhance the growth and profitability of International Speedway Corporation (the "Company") by focusing on long-term goals and creation of increases in shareholder value. The 1994 Plan set aside restricted stock in the amount of 50,000 old pre 15-1 split shares of common stock for its implementation, which were converted, on the 15-1 basis, into 750,000 shares of Class B Common Stock. Awards of restricted shares of stock were assigned to officers and key employees who were capable of having a significant impact on the performance of the Company. The amount of shares for each initial participant was based primarily on an analysis and recommendations by compensation specialists of the HayGroup. Awards were granted based upon Company performance in fiscal years 1994, 1995 and 1996. The ability to issue additional shares under the 1994 Plan expired after the grants based on fiscal 1996 results. The restricted shares were granted to participants each year based upon the Company's performance as measured against annual financial goals established in advance by the Board of Directors. Several aspects of the 1994 Plan and its implementation are subject to the discretion of the Compensation Committee.

   The shares which were granted under the 1994 Plan are initially restricted and do not immediately vest to the participant, but, instead carry a continued employment restriction of 3 years on 50% of the grant and 5 years on the other 50% of the grant. If employment ends prior to the expiration of the vesting period for reasons acceptable to the Compensation Committee (death, disability, retirement, etc.) the Company may determine to vest all or a portion of the unvested and unearned restricted shares. Termination of employment for any other reason will result in forfeiture of all unvested and unearned shares.

   Prior to vesting the participant may vote the shares and receive dividends on the restricted shares as granted. Prior to vesting the certificates for the restricted shares are held in escrow by the Company. After vesting the certificates for the restricted shares will be delivered to the participant. The Company has the right of first refusal to buy any stock issued (and vested) under the 1994 Plan which any participant wishes to sell.

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

   The Board of Directors has appointed the Compensation Committee (the "Committee") to administer the 1996 Plan. Awards under the 1996 Plan will contain such terms and conditions consistent with the 1996 Plan as the Committee in its discretion approves.

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

  The first awards under the 1996 Plan will be made in April 1998, based upon fiscal 1997 results. The amount of the awards are based upon the Company's performance as measured against annual financial goals established in advance by the Board of Directors. These awards will be restricted shares of Class A Common Stock and will be initially restricted and will not immediately vest to the participant, but, instead carry a continued employment restriction of 3 years on 50% of the grant and 5 years on the other 50% of the grant. If employment ends prior to the expiration of the vesting period for reasons acceptable to the Compensation Committee (death, disability, retirement, etc.) the Company may determine to vest all or a portion of the unvested and unearned restricted shares. Termination of employment for any other reason will result in forfeiture of all unvested and unearned shares.

   Prior to vesting the participant may vote the shares and receive dividends on the restricted shares as granted. Prior to vesting the certificates for the restricted shares will be held in escrow by the Company. After vesting the certificates for the restricted shares will be delivered to the participant. The Company has the right of first refusal to buy any stock issued (and vested) under the 1996 Plan which any participant wishes to sell.

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

   CHAIRMAN/CEO COMPENSATION BASES. The Compensation Committee determined a 15% increase in Chairman/CEO compensation was appropriate in light of the continued growth in earnings per share in 1996.

                                                          Thomas W. Staed
                                                          Chapman J. Root, II
                                                          Lloyd E. Reuss

                             PERFORMANCE GRAPH

   The rules of the Securities and Exchange Commission ("SEC") require the Company to provide a line graph covering at least the last five fiscal years and comparing the yearly percentage change in the Company's total shareholder return on common stock with the cumulative total return of a broad equity index assuming reinvestment of dividends and the cumulative total return, assuming reinvestment of dividends, of a published industry or line-of-business index; peer issuers selected in good faith; or issuers with similar market capitalization. The graph below compares the cumulative total five year return of the Company's common stock (upon the assumption that an original $100 investment was made in pre-split common stock which automatically converted to Class B Common Stock on November 4, 1996) with that of the index of all NASDAQ stocks and with the 40 NASDAQ issues listed in SIC codes 7900-7999, which encompasses service businesses in the amusement, sports and recreation industry, which includes indoor operations which are not subject to the impact of weather on operations and pari-mutual and other wagering operations. The Company conducts large outdoor sporting and entertainment events which are subject to the impact of weather, and is not involved in pari-mutual or other wagering. The stock price shown has been estimated from the high and low prices for each quarter for which the close is not available. Because of the unique nature of the Company's business and the fact that only short-term public information is available concerning a limited number of companies involved in the same line of business, and no public information is available concerning other companies in that line of business, the Company does not believe that the information presented below is meaningful.

COMPARISON OF FIVE YEAR CUMULATIVE RETURN AMONG
INTERNATIONAL SPEEDWAY CORP., NASDAQ Market Index and NASDAQ SIC 7900 Index [The line graph on the information statement furnished to shareholders depicts the plotting of the following information.]

 Measurement Period             ISC         NASDAQ      NASDAQ
(Fiscal Year Covered)                       Market      SIC 7900
                                            Index       Index

Measurement Pt - 11/30/92      $100.00     $100.00     $100.00

FYE* 11/30/93                  $131.84     $115.80     $184.90
FYE* 11/30/94                  $135.59     $116.00     $110.60
FYE* 11/30/95                  $324.64     $165.40     $ 89.30
FYE* 11/30/96                  $406.87     $202.60     $ 79.80
FYE  11/30/97                  $418.11     $252.30     $ 97.90

* Adjusted to reflect current fiscal year end for comparability purposes.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth information as of January 8, 1998 with respect to the beneficial ownership of the Company's outstanding Class B Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the Class B Common Stock, (ii) each director or Named Officer of the Company who beneficially owns any Class B Common Stock, and
(iii) all directors and executive officers of the Company as a group. As described in the notes to the table, voting and/or investment power with respect to certain shares of Common Stock is shared by the named individuals. Consequently, such shares may be shown as beneficially owned by more than one person.

                                                                                                         PERCENTAGE OF
                                NUMBER OF SHARES OF COMMON STOCK        PERCENTAGE OF COMMON STOCK       COMBINED VOTING
NAME OF                             BENEFICIALLY OWNED (2)                 BENEFICIALLY OWNED            POWER OF ALL
BENEFICIAL                    -----------------------------------   --------------------------------     CLASSES OF
OWNER (1)                        CLASS A    CLASS B      TOTAL        CLASS A    CLASS B      TOTAL      COMMON STOCK
-------------------------     -----------------------------------   --------------------------------   --------------------
France Family Group(3)  .          12,100   21,158,081   21,170,181     *        63.91%       55.00%     61.90%
James C. France(4) ......           3,000   15,329,788   15,332,788     *        46.30%       39.84%     44.85%
William C. France(5) ....           1,600   15,327,568   15,329,168     *        46.30%       39.83%     44.84%
Stephen L. Farley(6).....         434,100            0      434,100   8.07%         *          1.13%        *
Lesa D. Kennedy(7) ......           3,000      383,355      386,355     *         1.16%        1.00%      1.12%
Labrador Partners, LP(8).         383,000            0      383,000   7.12%         *          1.00%        *
Raymond K. Mason, Jr.(9).               0      346,740      346,740     *         1.05%          *        1.01%
TCW Group, Inc(10).......         336,600            0      336,300   6.25%         *            *          *
Brian Z. France..........               0      261,740      286,740     *           *            *          *
James H. Foster(11) .....          23,205      176,007      199,212     *           *            *          *
H. Lee Combs.............           1,500       52,428       53,928     *           *            *          *
Thomas W. Staed(12)......           2,450       45,000       47,450     *           *            *          *
Robert R. Dyson(13)......           5,000       29,500       34,500     *           *            *          *
James H. Hunter..........             150       32,293       32,443     *           *            *          *
John E. Graham, Jr.......           1,000       30,375       31,375     *           *            *          *
W. Grant Lynch, Jr.......           1,500       25,468       29,968     *           *            *          *
John R. Saunders.........             500       20,055       20,555     *           *            *          *
Chapman J. Root, II .....           2,500       13,500       16,000     *           *            *          *
Susan G. Schandel........           1,500       13,245       14,745     *           *            *          *
Robert E. Smith(14) .....           1,500       11,173       12,673     *           *            *          *
J. Hyatt Brown(15) ......           2,400        9,000       11,400     *           *            *          *
Gregory J. Sullivan......           1,500        8,775       10,275     *           *            *          *
John R. Cooper ..........           5,000        1,500        6,500     *           *            *          *
W. Garrett Crotty(16)....           1,500        4,495        5,995     *           *            *          *
Lloyd E. Reuss...........           5,000            0        5,000     *           *            *          *
Christy F. Harris(17)....           4,600          150        4,750     *           *            *          *
Edward H. Rensi..........               0        1,500        1,500     *           *            *          *
All directors and
  executive officers
  as a group
  (23 persons)(18) ......          68,405   21,779,160   21,847,565   1.27%      65.78%       56.76%     63.75%

---------------------
  *  Less than 1%.

(1) Unless otherwise indicated the address of each of the beneficial owners identified is c/o the Company, 1801 West International Speedway Boulevard, Daytona Beach, Florida 32114.
(2) Unless otherwise indicated, each person has sole voting and investment power with respect to all such shares.
(3) Reflects the aggregate of 7,600 Class A and 20,312,861 Class B shares indicated in the table as beneficially owned by James C. France, William C. France, Lesa D. Kennedy and Brian Z. France, as well as 4,500 Class A and 845,220 Class B shares held of record by the adult children of James C. France. See footnotes (4), (5) and (7).

(4) Includes (i) 1,500 Class A and 304,725 Class B shares held of record by Sharon M. France, his spouse, (ii) 9,115,125 Class B shares held of record by Western Opportunity Limited Partnership ("Western Opportunity"), (iii) 3,763,750 Class B shares held of record by Carl Investment Limited Partnership ("Carl"), and (iv) 1,874,465 Class B shares held of record by White River Investment Limited Partnership ("White River"). James C. France is the sole shareholder and director of (x) Principal Investment Company, one of the two general partners of Western Opportunity, (y) Quaternary Investment Company, the general partner of Carl, and (z) Secondary Investment Company, one of the two general partners of White River. Also see footnote (5). Does not include an aggregate of 4,500 Class A and 845,220 Class B shares held of record by the adult children of James C. France.
(5) Includes (i) 600 Class A and 304,725 Class B shares held of record by Betty Jane France, his spouse, (ii) 9,115,125 Class B shares held of record by Western Opportunity, (iii) 3,763,750 Class B shares held of record by Polk City Limited Partnership ("Polk City"), and (iv) 1,874,465 Class B shares held of record by White River. William C. France is the sole shareholder and director of each of (x) Sierra Central Corp., one of the two general partners of Western Opportunity,
      (y) Boone County Corporation, the general partner of Polk City, and (z) Cen Rock Corp., one of the two general partners of White River. Also see footnote (4). Does not include the aggregate of 3,000 Class A and 645,095 Class B shares shown in the table as beneficially owned by Lesa
      D. Kennedy and Brian Z. France, adult children of William C. France.
(6) Mr. Farley's address is 655 Third Avenue, Suite 2520, New York, New York 10017. The shares shown include 383,000 Class A shares held by Labrador Partners, L.P. and 51,100 Class A shares held by Farley Capital L.P.
(7) Includes (i) 1,500 Class A and 17,295 Class B shares held of record by Ms. Kennedy as custodian for her minor son, Benjamin, and (iii) 15,750 Class B shares held of record as joint tenants with Bruce S. Kennedy, her spouse.
(8) This owner's address is 655 Third Avenue, Suite 2520, New York, New York 10017.
(9) Includes 150,000 Class B shares owned by American Banks of Florida, Inc. (Mr. Mason serves as President and a director of, and has an 18% interest in, this entity), as to which Mr. Mason disclaims beneficial ownership.
(10)  This owner's address is 865 S. Figueroa St., Los Angeles, CA 90017.
(11) Includes (i) 75,000 Class B shares held of record by Mr. Foster as trustee, and (ii) 65,000 Class B shares held of record by Barbara S. Foster, his spouse, as trustee, as to which Mr. Foster disclaims beneficial ownership.
(12)  Owned jointly with Barbara Staed, his spouse.
(13)  Includes 5,000 Class A shares held in the Robert R. Dyson 1987 Family
      Trust.
(14) Includes 795 Class B shares held of record as joint tenants with his spouse.
(15)  Held of record as joint tenants with Cynthia R. Brown, his spouse.
(16) Includes 100 Class B shares held by Mr. Crotty as Trustee for his son and 1,500 shares held by Bellows Falls Investment, Inc.
(17)  Includes (i) 500 Class A shares held by M. Dale Harris, his spouse,
      (ii) 1,500 Class A shares held by Mr. Harris as trustee of The Harris, Midyette, Geary, Darby, & Morrell, P.A. Profit Sharing Plan and Trust,
(iii) 100
      Class A shares held by Mr. Harris as Trustee of the Harris Children's Trust as to which Mr. Harris disclaims beneficial ownership.
(18)  See footnotes (4),(5), (7), (9) and (11) through (17).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   NASCAR, which sanctions most of the Company's major racing events, is controlled by William C. France and James C. France. Standard NASCAR sanction agreements require racetrack operators to pay various monies to NASCAR for each sanction event conducted. Included are sanction fees and prize and point fund monies. The prize and point fund monies are distributed by NASCAR to participants in the events. The aggregate NASCAR sanction fees and prize and point fund monies paid by the Company with respect to fiscal 1995, 1996 and 1997 were $11.8 million, $13.9 million, and $20.6 million, respectively.

   In addition, NASCAR and the Company share a variety of expenses in the ordinary course of business. NASCAR pays rent to the Company for office space based upon estimated fair market lease rates for comparable facilities. NASCAR also reimburses the Company for 50% of the compensation paid to personnel working in the Company's legal and risk management departments, as well as 50% of the compensation expense associated with receptionists and the Company's archive departments. The Company's payments to NASCAR for MRN Radio's broadcast rights to Craftsman Truck Series races represents an agreed-upon percentage of the Company's advertising revenues attributable to such race broadcasts. NASCAR's reimbursement for use of the Company's mail room, graphics and publications departments, and the Company's reimbursement of NASCAR for use of corporate aircraft, is based on actual usage. The aggregate amount paid by the Company to NASCAR for shared expenses, net of the amounts received from NASCAR for shared expenses, totaled approximately $71,000, $359,000, and $720,000 during fiscal 1995, 1996 and 1997, respectively. The Company strives to ensure, and management believes that, the terms of the Company's transactions with NASCAR are no less favorable to the Company than could be obtained in arms'-length negotiations.

   J. Hyatt Brown, a director of the Company, serves as President and Chief Executive Officer of Poe & Brown, Inc. ("Poe"). Poe has received commissions for serving as the Company's insurance broker for several of the Company's insurance policies, including its property and casualty policy, certain employee benefit programs and the split-dollar arrangements established for the benefit of William C. France, James C. France and their respective spouses. The aggregate commissions received by Poe in connection with Company policies were approximately $80,000, $294,000 and $166,000 during fiscal 1995, 1996 and 1997, respectively.

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

                                  PART IV
ITEM 14.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

(a)    Documents filed as a part of this report

1.     Consolidated Financial Statements listed below:

Consolidated Balance Sheets
      - November 30, 1996 and 1997

Consolidated Statements of Income
      - Years ended August 31, 1995 and 1996,
        three months ended November 30, 1996 and year ended November 30, 1997

Consolidated Statements of Shareholders' Equity
      - Years ended August 31, 1995 and 1996,
        three months ended November 30, 1996 and year ended November 30, 1997

Consolidated Statements of Cash Flows
      - Years ended August 31, 1995 and 1996,
        three months ended November 30, 1996 and year ended November 30, 1997

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

(b)  Reports on Form 8-K
   During the fourth quarter of the period covered by this report the Company filed no reports on Form 8-K.

                                SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                          INTERNATIONAL SPEEDWAY CORPORATION

DATE:    February 18, 1998              /s/ William C. France
                                        William C. France, Chairman,
                                        Chief Executive Officer & Director


DATE:    February 18, 1998              /s/ Susan G. Schandel
                                        Susan G. Schandel
                                        Chief Financial Officer


DATE:    February 18, 1998              /s/ James C. France
                                        James C. France
                                        Director


DATE:    February 18, 1998              /s/ Lesa D. Kennedy
                                        Lesa D. Kennedy
                                        Director


DATE:    February 18, 1998              /s/ H. Lee Combs
                                        H. Lee Combs
                                        Director


DATE:    February 18, 1998              /s/ James H. Foster
                                        James H. Foster
                                        Director


DATE:    February 18, 1998              /s/ J. Hyatt Brown
                                        J. Hyatt Brown
                                        Director


DATE:    February 18, 1998              /s/ Brian Z. France
                                        Brian Z. France
                                        Director


DATE:    February 18, 1998              /s/ Raymond K. Mason, Jr.
                                        Raymond K. Mason, Jr.
                                        Director


DATE:    February 18, 1998              /s/ Daniel W. Houser
                                        Daniel W. Houser
                                        Controller