Form 10-Q
period 1998-02-28
INTERNATIONAL SPEEDWAY CORP
filed 1998-04-14
CIK 51548

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 1998.

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

    Class A Common Stock, -  5,540,857 shares as of March 31, 1998.
    Class B Common Stock, - 32,939,540 shares as of March 31, 1998.

PART I. - FINANCIAL INFORMATION
Item 1. - Financial Statements

                INTERNATIONAL SPEEDWAY CORPORATION
              Condensed Consolidated Balance Sheets

                                                              November 30,   February 28,
                                                                  1997           1998
                                                                             (Unaudited)
                                                              -------------- -------------
                                                                      (IN THOUSANDS)
                            ASSETS
Current Assets:
 Cash and cash equivalents ...................................    $  9,974 $  16,193
 Short-term investments ......................................      23,601    35,674
 Receivables, less allowances of $100 ........................       7,425    14,703
 Inventories .................................................         866     1,410
 Prepaid expenses and other current assets ...................       4,077     4,781
                                                                 ------------ ------------
Total Current Assets .........................................      45,943    72,761

Property and Equipment - at cost - less accumulated
 depreciation of $56,644 ($53,917 at November 30) ............     166,078   173,814

Other Assets:
 Cash surrender value of life insurance (Note 3)..............       3,590     3,640
 Equity investments ..........................................      45,844    45,945
 Goodwill, less accumulated amortization of $638
  ($382 at November 30) ......................................      40,400    40,144
 Long-term investments .......................................         500       500
 Other .......................................................         468       562
                                                                ------------ ------------
                                                                    90,802    90,791
                                                                ------------ ------------
Total Assets .................................................    $302,823 $ 337,366
                                                                ============ ============

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable ............................................    $  6,898 $   8,818
 Income taxes payable ........................................           7     7,726
 Deferred income .............................................      49,338    46,665
 Current portion of note payable .............................      13,295    14,613
 Other current liabilities ...................................       1,381     4,068
                                                                ------------ ------------
Total Current Liabilities ....................................      70,919    81,890

Notes payable ................................................       1,007        --
Deferred income taxes ........................................      20,990    24,801
Commitments and Contingencies
Shareholders' Equity (Note 1)
 Class A Common Stock, $.01 par value, 80,000,000 shares
   authorized; 5,342,042 and 5,502,762 issued at November 30
   and February 28, respectively..............................          53        55
 Class B Common Stock, $.01 par value, 40,000,000 shares
   authorized; 33,154,920 and 32,977,635 issued at November 30
   and February 28, respectively..............................         332       330
 Additional paid-in capital ..................................      86,437    86,877
 Retained earnings ...........................................     125,457   145,468
                                                                ------------ ------------
                                                                   212,279   232,730
 Less unearned compensation-restricted stock .................       2,372     2,055
                                                                ------------ ------------
Total Shareholders' Equity ...................................     209,907   230,675
                                                                ------------ ------------
Total Liabilities and Shareholders' Equity ...................    $302,823  $337,366
                                                                ============ ============

See accompanying notes.

                      INTERNATIONAL SPEEDWAY CORPORATION
                Condensed Consolidated Statements of Income

                                                        Three Months ended
                                                     February 28,  February 28,
                                                        1997          1998
                                                     (Unaudited)   (Unaudited)
                                                     _________________________
                                                       (In Thousands, Except
                                                          Per Share Data)
REVENUES:

  Admissions, net....................................   $26,360     $31,889
  Motorsports related income.........................    17,209      27,165
  Food, beverage and souvenir income.................     8,078       8,966
  Other income.......................................       219         264
                                                     ___________   __________
                                                         51,866      68,284
EXPENSES:

  Direct expenses:
    Prize and point fund monies
      and NASCAR sanction fees.......................     6,984      11,092
    Motorsports related expenses.....................     5,150       8,154
    Food, beverage and souvenir expenses.............     4,510       4,469
  General and administrative expenses................     6,174       8,528
  Depreciation and amortization .....................     1,945       3,041
                                                     ___________   __________
                                                         24,763      35,284
                                                     ___________   __________

Operating Income.....................................    27,103      33,000
Interest income, net ................................       992         128
Equity in net loss from equity investments...........      (441)      (421)
                                                     ___________   __________
Income before income taxes...........................    27,654      32,707
Income taxes.........................................    10,179      12,558
                                                     ___________   __________

Net Income...........................................   $17,475     $20,149
                                                    ===========   ==========
Basic net income per share (Note 2)..................    $ 0.46       $ 0.53
                                                     ===========   ==========
Diluted net income per share (Note 2) ...............    $ 0.46       $ 0.53
                                             ===========   ==========
Dividends per share..................................    $   --      $   --
                                                     ===========   ==========

See accompanying notes.

                      International Speedway Corporation
            Condensed Consolidated Statements of Shareholders' Equity


                                          CLASS A    CLASS B
                                          COMMON     COMMON                               UNEARNED
                                           STOCK      STOCK     ADDITIONAL              COMPENSATION-       TOTAL
                                          $.01 PAR   $.01 PAR    PAID-IN     RETAINED     RESTRICTED      SHAREHOLDERS'
                                           VALUE      VALUE      CAPITAL     EARNINGS       STOCK            EQUITY
                                          --------   ---------   ---------   ---------    -----------     --------------
                                                                         (IN THOUSANDS)

BALANCE AT NOVEMBER 30, 1996 ...........  $ 40           $344     $82,236    $ 98,119        $(1,450)        $179,289

Activity 12/1/96 - 2/28/97 - unaudited:
  Net Income ...........................    --             --          --      17,475             --           17,475
  Additional expense of Class A Common
    Stock Offering .....................    --             --         (29)         --             --              (29)
  Increase in equity investment ........    --             --         400          --             --              400
  Restricted stock granted .............    --              1       1,984          --         (1,985)              --
  Reacquisition of previously issued
    Common Stock .......................    --             --          --        (147)            --             (147)
  Conversion of Class B Common Stock to
    Class A Common Stock ...............     4             (4)         --          --             --               --
  Amortization of unearned compensation.    --             --          --          --            240              240

                                          --------    --------    --------   ---------      ----------     ------------
Balance at February 28, 1997 - unaudited    44            341      84,591     115,447         (3,195)         197,228

Activity 3/1/97 - 11/30/97 - unaudited:
  Net Income ...........................    --             --          --      12,321             --           12,321
  Cash dividends paid ..................    --             --          --      (2,310)            --           (2,310)
  Additional expense of Class A Common
    Stock Offering .....................    --             --         (17)         --             --              (17)
  Increase in equity investment ........    --             --       1,863          --             --            1,863
  Reacquisition of previously issued
    Common Stock .......................    --             --          --          (1)            --               (1)
  Conversion of Class B Common Stock to
    Class A Common Stock ...............     9             (9)         --          --             --               --
  Amortization of unearned compensation.    --             --          --          --            823              823

                                          --------    --------    --------   ---------      ----------     ------------
Balance at November 30, 1997                53            332      86,437     125,457         (2,372)         209,907

Activity 12/1/97  - 2/28/98 - unaudited:
  Net Income ...........................    --             --          --      20,149             --           20,149
  Increase in equity investment ........    --             --         115          --             --              115
  Reacquisition of previously issued
    Common Stock .......................    --             --         (57)       (138)            --             (195)
  Conversion of Class B Common Stock to
    Class A Common Stock ...............     2             (2)         --          --             --               --
  Forfeiture of restricted shares ......    --             --        (110)         --            110               --
  Income tax benefit related to restricted
    stock plan .........................    --             --         492          --             --              492
  Amortization of unearned compensation.    --             --          --          --            207              207
                                          --------    --------    --------   ---------      ----------     ------------
Balance at February 28, 1998 - unaudited  $ 55           $330     $86,877    $145,468        $(2,055)        $230,675
                                          ========    ========    ========   =========      ==========     ============



See accompanying notes.

                       International Speedway Corporation
                 Condensed Consolidated Statements of Cash Flows

                                                        Three Months ended
                                                 February 28,     February 28,
                                                    1997             1998
                                                 (Unaudited)      (Unaudited)
                                                ______________________________
                                                          (In Thousands)
OPERATING ACTIVITIES
Net income......................................   $ 17,475      $ 20,149
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization ..............      1,945         3,041
    Amortization of unearned compensation.......        240           207
    Deferred income taxes.......................      1,447         4,035
    Undistributed loss from equity investments .        441           421
    Loss on disposition of property and equipment        --           98
  Changes in operating assets and liabilities:
    Receivables.................................     (7,031)       (7,278)
    Inventories.................................       (343)         (544)
    Prepaid expenses and other current assets...       (798)         (704)
    Other assets................................         (3)         (100)
    Accounts payable............................      4,330         1,919
    Income taxes payable........................      8,008         7,915
    Deferred income.............................     (7,174)       (2,673)
    Other current liabilities...................      2,066         2,998
                                                _____________________________
Net cash provided by operating activities.......     20,603        29,484

INVESTING ACTIVITIES
  Acquisition of investments....................    (12,025)      (64,983)
  Proceeds from maturities of investments.......      8,646        52,910
  Capital expenditures..........................    (10,328)      (10,612)
  Cash surrender value of life insurance........        (34)          (50)
  Equity investments ...........................         --          (335)
                                                ______________________________
Net cash used in investing activities...........    (13,741)      (23,070)

FINANCING ACTIVITIES
  Reacquisition of previously issued
   common stock.................................       (147)          (195)
  Additional expense of Class A Common Stock
   Offering.....................................        (29)            --
                                                ______________________________
Net cash used in financing activities...........       (176)         (195)
                                                ______________________________
Net increase in cash and cash equivalents.......      6,686         6,219
Cash and cash equivalents at beginning of period      8,057         9,974
                                                ______________________________

Cash and cash equivalents at end of period ...... $  14,743      $ 16,193
                                                ==============================

See accompanying notes.

                       International Speedway Corporation
              Notes to Condensed Consolidated Financial Statements
                      November 30, 1997 and February 28, 1998
                                  (Unaudited)

1.  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and generally accepted accounting principles but do not include all of the information and disclosures required for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K. In management's opinion, the statements include all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to conform to the financial presentation at February 28, 1998.


Because of the seasonal concentration of racing events, the results of operations for the three-month periods ended February 28, 1997 and February 28, 1998 are not indicative of the results to be expected for the year.

2. Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", during the three months ended February 28, 1998. This statement requires the Company to present "Basic" and "Diluted" earnings per share on the face of the income statement for current periods and to restate earnings per share for prior periods. For the three months ended February 28, 1997 and February 28, 1998 earnings per share were $.46 and $.53, respectively, for both basic and diluted earnings per share. Basic weighted average shares outstanding for the three-month periods ended February 28, 1997 and February 28, 1998 were 38,172,705 and 38,204,357, respectively. Diluted weighted average shares outstanding for the three-month periods ending February 28, 1997 and February 28, 1998 were 38,299,227 and 38,361,625, respectively. The difference between basic weighted average shares and diluted weighted average shares is related to shares issued under the Company's Long-term Incentive Restricted Stock Plan, using the treasury stock method as prescribed by the standard.

3. Related Party Disclosures and Transactions

All of the racing events that take place during the Company's fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association ("AHRMA"), the American Motorcyclist Association ("AMA"), the Automobile Racing Club of America ("ARCA"), the Championship Cup Series ("CCS"), the Federation Internationale de l'Automobile ("FIA"), the Federation Internationale Motocycliste ("FIM"), the International Race of Champions ("IROC"), the Indy Racing League ("IRL"), the Sports Car Club of America ("SCCA"), the Sportscar Vintage Racing Association ("SVRA"), the United States Auto Club ("USAC"), the United States Road Racing Championship ("USRRC"), the World Karting Association ("WKA"), and the National Association for Stock Car Auto Racing, Inc. (NASCAR). NASCAR, which sanctions some of the Company's principal racing events, is a member of the France Family Group which controls in excess of 55% of the outstanding stock of the Company and some members of which serve as directors and officers. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors totaled approximately $5.6 million and $8.9 million for the three-month periods ended February 28, 1997 and February 28, 1998, respectively.

In October 1995 the Company entered into collateral assignment split-dollar insurance agreements covering the lives of William C. France and James C.
France and their respective spouses. Pursuant to the agreements, the Company will advance the annual premiums of approximately $1,205,000 each year for a period of eight years. Upon surrender of the policies or payment of the death benefits thereunder, the Company is entitled to repayment of an amount equal to the cumulative premiums previously paid by the Company. The Company may cause the agreements to be terminated and the policies surrendered at any time after the cash surrender value of the policies equals the cumulative premiums advanced under the agreements. The Company records a net insurance expense representing the excess of the premiums paid over the increase in cash surrender value of the policies associated with these agreements. During the three-month periods ended February 28, 1997 and February 28, 1998, premiums paid were approximately equal to the increase in cash surrender value of the policies.


4. Supplemental Disclosures of Cash Flow Information

Cash paid for income taxes and interest for the three months ended February 28, 1997 and February 28, 1998 is as follows:

                                           1997                  1998
                                        ________________________________
                                             (Thousands of Dollars)

                  Income taxes paid        $619                  $547
                                        ================================
                  Interest paid            $ --                  $ --
                                        ================================



5. Legal Proceedings

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

6. Acquisition

On July 14, 1997, Phoenix Speedway Corporation, a newly formed wholly-owned subsidiary of the Company, acquired substantially all of the assets comprising the business and motorsports complex known as "Phoenix International Raceway" from Phoenix International Raceway, Inc., Phoenix International Raceway,
L.L.C. and Phoenix International Raceway Limited Partnership. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the results of operations have been included in the Company's consolidated statements of operations since the date of acquisition.

The following unaudited pro forma financial information presents a summary of consolidated results of operations as if the acquisition had occurred as of December 1, 1996 after giving effect to certain adjustments, including depreciation, amortization of goodwill, interest income, interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made on that date, nor are they necessarily indicative of results which may occur in the future.


                                        Proforma - unaudited
                                        for the three months
                                        ended February 28, 1997
                                        ________________________

                                                [C]
Total revenues                                   $ 54,047
Net income                                              16,769
Basic net income per share                                 .44
Diluted net income per share                               .44



7.   Subsequent Events

In March, 1998, the Company sold its entire equity interest in Grand Prix Association of Long Beach, Inc. for $5.3 million. The Company acquired its position in Grand Prix through a series of transactions during 1997 for a total of $4.3 million, including acquisition costs.

In March of 1998, the Company acquired an additional 5% ownership interest in the Metro-Dade Homestead Motorsports Complex for $2.8 million, which was substantially financed by a 7.5% interest bearing note, payable on December 31, 2001.

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

"Admissions" revenue includes ticket sales from all of the Company's events and Daytona USA, including track tours and the Velocitorium. Admissions revenue for racing events is recorded upon completion of the related motorsports event.

"Motorsports related income" includes television and radio broadcast rights fees, promotion and sponsorship fees, hospitality rentals (including luxury suites and chalets), advertising revenues, royalties from licenses of the Company's trademarks, and track rentals. The Company negotiates directly with television and cable networks for coverage of substantially all of its televised motorsports events. The Company's revenues from corporate sponsorships are paid in accordance with negotiated contracts, with the identities of sponsors and the terms of sponsorship changing from time to time.

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

The following table sets forth, for each of the indicated periods, certain selected income statement data as a percentage of total revenues:

                                                        Three Months ended
                                                     February 28,  February 28,
                                                        1997          1998
                                                     (Unaudited)   (Unaudited)
                                                      _______________________
Revenues:

  Admissions, net....................................      50.8%      46.7%
  Motorsports related income.........................      33.2       39.8
  Food, beverage and souvenir income.................      15.6       13.1
  Other income.......................................        .4         .4
                                                     ___________   ___________
    Total revenues ..................................     100.0%       100.0%

Expenses:

  Direct expenses:
    Prize and point fund monies
      and NASCAR sanction fees.......................      13.4       16.2
    Motorsports related expenses.....................       9.9       11.9
    Food, beverage and souvenir expenses.............       8.7        6.6
  General and administrative expenses................      12.0       12.5
  Depreciation and amortization .....................       3.8        4.5
                                                     __________   ___________
    Total expenses ..................................      47.8       51.7
                                                     ___________   ___________
Operating income.....................................      52.2       48.3
Interest income, net ................................       1.9         .2
Equity in net loss from equity investments...........       (.8)       (.6)
                                                     ___________   ___________
Income before income taxes...........................       53.3           47.9
Income tax expense...................................       19.6           18.4
                                                     ___________   ___________
Net income...........................................       33.7%          29.5%


During fiscal 1997 the Company acquired the 50% it did not already own in Watkins Glen International ("Watkins Glen") and acquired Phoenix International Raceway ("Phoenix"). The consolidation of Watkins Glen, effective April 1, 1997, and the July 14, 1997 purchase of Phoenix resulted in increases in revenues and expenses in fiscal 1998, as compared to periods prior to their acquisition in fiscal 1997.

Admissions revenue increased approximately $5.5 million, or 21%, for the three months ended February 28, 1998 as compared to the three months ended February 28, 1997. Most of this increase was related to the Speedweeks events held at Daytona International Speedway ("Daytona"). Approximately two thirds of the Speedweeks increase was attributable to increased seating capacity and attendance, with the remaining portion of this increase resulting from an increase in the weighted average price of tickets sold. The remaining increase was primarily attributable to events conducted at Phoenix.

Motorsports related income increased approximately $10 million, or 57.9%, during the three months ended February 28, 1998 as compared to the three months ended February 28, 1997. Approximately two thirds of this increase was a result of increased TV broadcast rights fees for the Speedweeks events at Daytona. Increases in sponsorship fees, luxury suite and hospitality rentals and advertising revenues for Speedweeks and, to a lesser extent, Phoenix, accounted for the remainder of this increase.

Food, beverage and souvenir income increased approximately $900,000, or 11%, during the three months ended February 28, 1998 as compared to the three months ended February 28, 1997. Increased attendance and, to a lesser extent, increases in certain prices at Daytona's Speedweeks events accounted for more than one-half of the increase. The remaining increase was primarily attributable to increased sales of souvenirs at the gift shop adjacent to DAYTONA USA and the events conducted at Phoenix.

Prize and point fund monies and NASCAR sanction fees increased by approximately $4.1 million, or 58.8%, during the three months ended February 28, 1998 as compared to the three months ended February 28, 1997. Approximately 80% of this increase was due to increases in the prize and point fund monies paid by NASCAR to participants in the Speedweeks events. This increase was primarily attributable to the increases in the Company's TV broadcast rights fees as standard NASCAR sanctioning agreements require that a specified percentage of TV broadcast rights fees be paid as part of prize money.

Motorsports related expenses increased approximately $3.0 million, or 58.3%, during the three months ended February 28, 1998 as compared to the three months ended February 28, 1997. Approximately two thirds of this increase related to an increase in salaries, advertising and other increased operating costs for the Speedweeks events held at Daytona. The operating costs of Phoenix and to a lesser extent, Watkins Glen account for the remaining increase. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue increased approximately 2% in the three months ended February 28, 1998 as compared to the three months ended February 28, 1997. This decreased margin was primarily attributable to the lower margin on events conducted at Phoenix during the first quarter, as compared to the Company's Speedweeks events.

While food, beverage and souvenir income increased, food, beverage and souvenir expenses decreased approximately $50,000, or 1%, during the three months ended February 28, 1998 as compared to the three months ended February 28, 1997. These expenses as a percentage of food, beverage and souvenir revenue decreased approximately 6% in the current year as compared to the same period of the prior year. This improvement was attributable to the discontinuation of certain lower margin activities at facilities not operated by the Company, an increase in margins on souvenir merchandise sales and fees from third party vendors at Phoenix for which there are no associated costs.

General and administrative expenses increased approximately $2.4 million, or 38.1% , during the three months ended February 28, 1998 as compared to the three months ended February 28, 1997. General and administrative expenses at Phoenix and Watkins Glen accounted for approximately half of this increase. Excluding the effects of Watkins Glen and Phoenix in the current year, general and administrative expenses remained relatively constant as a percentage of total revenues for the three months ended February 28, 1998 as compared to the same period of the prior year.

The Company's depreciation and amortization expense increased approximately $1.1 million, or 56.3%, during the three months ended February 28, 1998 as compared to the three months ended February 28, 1997. More than half of this increase was attributable to Phoenix and Watkins Glen, including the amortization of goodwill related to the Phoenix acquisition. The remaining increase was attributable to the ongoing expansion of the Company's facilities.

The approximately $850,000 decrease in the Company's net interest income is the combined effect of the use of the lower average investment balances due to the use of proceeds from the November 1996 Class A Common Stock Offering, and interest expense in the current year related to the note payable associated with the Phoenix acquisition.

Equity in net loss from equity investments for the three months ended February 28, 1998, represents the Company's pro rata share of the current losses from its 11% indirect investment in Penske Motorsports, Inc. ("PMI"), its 40% investment in Homestead-Miami Speedway, LLC ("Homestead") and its 7% investment in Grand Prix Association of Long Beach ("Long Beach"). The comparable period of the prior year included the Company's equity in net losses from PMI and the Company's 50% interest in Watkins Glen. In March of 1998, the Company purchased an additional 5% interest in Homestead for $2.8 million, which was substantially financed through a 7.5% interest bearing note, payable in December of 2001, and sold its entire interest in Long Beach for $5.3 million.

As a result of the foregoing, the Company's net income increased approximately $2.7 million, or 15.3%, for the three months ended February 28, 1998 as compared to the same period of the prior year.

Liquidity and Capital Resources

General

The Company has historically generated sufficient cash flow from operations to fund its working capital needs and capital expenditures at existing facilities, as well as to pay annual cash dividends. At February 28, 1998, the Company had a working capital deficit of $9.1 million, compared to a working capital deficit of $25 million at November 30, 1997. See "Future Liquidity".

The Company also has a $10 million line of credit with a financial institution which expires in March of 1999. There were no borrowings under the Company's credit facility at February 28, 1998.

Cash Flows

Net cash provided by operating activities was approximately $29.5 million for the three months ended February 28, 1998, as compared to $20.6 million for the three months ended February 28, 1997. The difference between the Company's net income of $20.1 million and the $29.5 million of operating cash flow was primarily attributable to a $7.9 million increase in income taxes payable, a $4.9 million increase in accounts payable and other current liabilities, a $4 million increase in deferred income taxes and depreciation and amortization of $3.0 million, partially offset by an increase in accounts receivable of $7.3 million, a decrease in deferred revenue of $2.7 million and an increase in prepaids, inventory and other current assets of $1.2 million.

Net cash used in investing activities was $23.1 million for the three months ended February 28, 1998, compared to $13.7 million for the three months ended February 28, 1997. The Company's use of cash for investing activities for the three months ended February 28, 1998, reflects $10.6 million in capital expenditures and $12.1 million of net acquisitions of short-term investments. See "Capital Expenditures".

Capital Expenditures

Capital expenditures totaled $10.6 million for the three months ended February 28, 1998, compared to $10.3 million for the three months ended February 28, 1997. Capital expenditures during the three months ended February 28, 1998 related primarily to increased seating capacity at Daytona, Darlington Raceway and Talladega Superspeedway, and the addition of luxury suites and track lighting at Daytona.

The Company expects to make approximately $55.7 million of additional capital expenditures for approved projects at existing facilities within the next 24 months to increase seating capacity, to construct luxury suites, to complete track lighting at Daytona and for a number of other improvements.

Future Liquidity

The Company believes that funds generated from operations, along with funds available under the existing line of credit, if necessary, will be sufficient to satisfy the Company's working capital requirements, as well as the Company's planned capital expenditures described above, through at least fiscal 1998.

The Company is currently pursuing the development of new facilities in several major markets. In December of 1997, the Company announced that it reached an agreement with the Unified Government of Wyandotte County/Kansas City, Kansas for the construction of a 1.5-mile oval motor speedway in western Kansas City, Kansas. Assuming certain conditions precedent are met, the Company expects to commit approximately $55.6 million in mid-1998 for its portion of project costs associated with the initial phase of the project. The Company is currently negotiating a credit facility to finance these anticipated project costs.

The Company also believes that it will be able to obtain financing to fund the acquisition, development and/or construction of additional motorsports facilities, if necessary, should the Company implement this element of its growth strategy. However, there can be no assurance that adequate debt or equity financing will be available on satisfactory terms.

Income Taxes

Due to the seasonal fluctuation of the Company's business, federal estimated tax deposits historically have not been required until the second quarter of the fiscal year. As a result, income taxes payable at February 28, 1998 have increased since November 30, 1997. The deferred income tax liability increased from November 30, 1997 primarily as a result of differences between financial and tax accounting treatments relating to depreciation expense and different bases in the equity investments for tax and financial reporting purposes.

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

Industry Sponsorships And Government Regulation

The motorsports industry and the Company generate significant recurring revenue from the promotion, sponsorship and advertising of various companies and their products. Government regulation can adversely impact the availability to motorsports of this promotion, sponsorship and advertising revenue. Advertising by the tobacco and alcoholic beverage industries is generally subject to greater governmental regulation than advertising by other sponsors of the Company's events. In August 1996, the U.S. Food and Drug Administration (the "FDA") issued regulations concerning advertising and sales of cigarettes and smokeless tobacco to minors which would, in part, restrict tobacco industry sponsorship of all sporting events, including motorsports, effective August 1998. The FDA regulations prohibit the present practice of tobacco product brand name sponsorship of, or identification with, motorsports events, entries and teams. If these rules become effective, no assurance can be given that suitable alternative sponsors for the events, entries and teams could be located. Management is aware of pending legal challenges, as well as legislative initiatives, which could change or prevent the scheduled implementation of these regulations. The tobacco industry had reached a widely publicized settlement of pending liability lawsuits which would have had an effect similar to the pending FDA regulations. This proposed settlement required legislative approval and enabling legislation which was not ultimately obtained in a form satisfactory to the tobacco industry, which has recently announced it is withdrawing from the proposed settlement. At this point, the final outcome of the challenges to the FDA regulations or the implementation of the previously proposed settlement is very uncertain, and the ultimate impact on the motorsports industry and the Company, if any, is unclear. The Company is not aware of any proposed governmental regulation which would materially limit the availability to motorsports of promotion, sponsorship or advertising revenue from the alcoholic beverage industry. Advertising and sponsorship revenue from the tobacco and alcoholic beverage industries accounted for approximately 1.5% of the Company's total revenues in both fiscal 1996 and 1997. In addition, the tobacco and alcoholic beverage industries provide financial support to the motorsports industry through, among other things, their purchase of advertising time, their sponsorship of racing teams and their sponsorship of racing series such as the NASCAR Winston Cup Series and the NASCAR Busch Series.

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

Environmental and Zoning Matters

Management believes that the Company's operations are in substantial compliance with all applicable federal, state and local environmental laws and regulations. Nonetheless, if damage to persons or property or contamination of the environment is determined to have been caused or exacerbated by the conduct of the Company's business or by pollutants, substances, contaminants or wastes used, generated or disposed of by the Company, or which may be found in the property of the Company, the Company may be held liable for such damage and may be required to pay the cost of investigation and/or remediation of such contamination or any related damage. The amount of such liability as to which the Company is self-insured could be material. State and local laws relating to the protection of the environment also include noise abatement laws that may be applicable to the Company's racing events. Changes in the provisions or application of federal, state or local environmental laws, regulations or requirements, or the discovery of theretofore unknown conditions, could also require additional material expenditures by the Company.

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

Legal Proceedings

The Company and its indirect subsidiary, Americrown Service Corporation, are parties to certain legal proceedings described in "Part II - Other Information". While the Company and Americrown dispute the allegations and intend to defend the actions fully and vigorously, the cost of defending the suits is not insured. In addition, management is presently unable to predict or quantify the outcome of these matters. Accordingly, there can be no assurance the defense of the suits, or a possible adverse resolution, will not require material expenditures by the Company.

Seasonality and Variability of Quarterly Results

The Company derives most of its income from event admissions and related revenue from a limited number of NASCAR-sanctioned races. As a result, the Company's business has been, and is expected to remain, highly seasonal based on the timing of major race events. Historically, the Company has achieved its highest net income in the fiscal quarter ending February 28.

                   PART II - OTHER INFORMATION

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





                                      INTERNATIONAL SPEEDWAY CORPORATION
                                                  (Registrant)


Date    April 14, 1998                   /s/ James C. France
                                      _____________________________________
                                       James C. France, President

Date    April 14, 1998                   /s/ Susan G. Schandel
                                      _____________________________________
                                       Susan G. Schandel,
                                         Chief Financial Officer