Form 10-Q
period 1998-05-31
INTERNATIONAL SPEEDWAY CORP
filed 1998-07-14
CIK 51548

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 1998.

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

    Class A Common Stock, -  5,770,375 shares as of June 30, 1998
    Class B Common Stock, - 32,732,258 shares as of June 30, 1998

PART I. - FINANCIAL INFORMATION
Item 1. - Financial Statements

                INTERNATIONAL SPEEDWAY CORPORATION
              Condensed Consolidated Balance Sheets

                                                              November 30,     May 31,
                                                                  1997           1998
                                                                             (Unaudited)
                                                              -------------- -------------
                                                                      (IN THOUSANDS)
                            ASSETS
Current Assets:
 Cash and cash equivalents ...................................    $  9,974 $ 42,434
 Short-term investments ......................................      23,601    2,696
 Receivables, less allowances of $100 ........................       7,425    9,637
 Inventories .................................................         866    1,505
 Prepaid expenses and other current assets ...................       4,077    4,996
                                                                 ------------ ------------
Total Current Assets .........................................      45,943      $ 61,268

Property and Equipment - at cost - less accumulated
 depreciation of $53,917 and $59,604 at November 30
 and May 31, respectively ....................................     166,078  183,041

Other Assets:
 Cash surrender value of life insurance (Note 3)..............       3,590    3,693
 Equity investments ..........................................      45,844   44,949
 Goodwill, less accumulated amortization of $382 and
 $893 at November 30 and May 31, respectively ................      40,400   39,889
 Long-term investments .......................................         500      500
 Other .......................................................         468    1,356
                                                                ------------ ------------
                                                                    90,802   90,387
                                                                ------------ ------------
Total Assets .................................................    $302,823 $334,696
                                                                ============ ============

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable ............................................    $  6,898 $  6,695
 Income taxes payable ........................................           7    2,634
 Deferred income .............................................      49,338   55,736
 Current portion of note payable .............................      13,295    2,233
 Other current liabilities ...................................       1,381    4,186
                                                                ------------ ------------
Total Current Liabilities ....................................      70,919   71,484

Notes payable ................................................       1,007    2,775
Deferred income taxes ........................................      20,990   25,747
Commitments and Contingencies (Note 5)
Shareholders' Equity (Note 1)
 Class A Common Stock, $.01 par value, 80,000,000 shares
   authorized; 5,342,042 and 5,703,805 issued at November 30
   and May 31, respectively ..................................          53       57
 Class B Common Stock, $.01 par value, 40,000,000 shares
   authorized; 33,154,920 and 32,798,828 issued at November 30
   and May 31, respectively ..................................         332      328
 Additional paid-in capital ..................................      86,437   87,557
 Retained earnings ...........................................     125,457  149,204
                                                                ------------ ------------
                                                                   212,279  237,146
 Less unearned compensation-restricted stock .................       2,372    2,456
                                                                ------------ ------------
Total Shareholders' Equity ...................................     209,907  234,690
                                                                ------------ ------------
Total Liabilities and Shareholders' Equity ...................    $302,823      $334,696
                                                                ============ ============

See accompanying notes.

                      INTERNATIONAL SPEEDWAY CORPORATION
                Condensed Consolidated Statements of Income

                                                        Three Months ended
                                                       May 31,       May 31,
                                                        1997          1998
                                                     (Unaudited)   (Unaudited)
                                                     _________________________
                                                       (In Thousands, Except
                                                          Per Share Data)
REVENUES:

  Admissions, net....................................   $14,249    $ 17,359
  Motorsports related income.........................     8,665       13,752
  Food, beverage and souvenir income.................     6,220        6,646
  Other income.......................................       496          434
                                                     ___________   __________
                                                         29,630       38,191
EXPENSES:

  Direct expenses:
    Prize and point fund monies
      and NASCAR sanction fees.......................     4,129        6,192
    Motorsports related expenses.....................     5,557        8,516
    Food, beverage and souvenir expenses.............     3,813        3,639
  General and administrative expenses................     6,762        8,817
  Depreciation and amortization .....................     2,294        3,243
                                                     ___________   __________
                                                         22,555       30,407
                                                     ___________   __________

Operating Income.....................................     7,075        7,784
Interest income, net ................................     1,172          500
Equity in net income (loss) from equity investments..      (351)         179
Gain on sale of equity investment ...................        --        1,245
                                                     ___________   __________
Income before income taxes...........................     7,896        9,708
Income taxes.........................................     3,410        3,662
                                                     ___________   __________

Net Income...........................................   $ 4,486      $ 6,046
                                                     ===========   ==========
Basic net income per share (Note 2) .................    $ 0.12         0.16
                                                     ===========   ==========
Diluted net income per share (Note 2) ...............    $ 0.12         0.16
                                                     ===========   ==========
Dividends per share..................................    $ 0.06      $  0.06
                                                     ===========   ==========

See accompanying notes.

                      INTERNATIONAL SPEEDWAY CORPORATION
                Condensed Consolidated Statements of Income

                                                         Six Months ended
                                                       May 31,       May 31,
                                                        1997          1998
                                                     (Unaudited)   (Unaudited)
                                                     _________________________
                                                       (In Thousands, Except
                                                          Per Share Data)
REVENUES:

  Admissions, net....................................   $40,609     $ 49,248
  Motorsports related income.........................    25,874       40,917
  Food, beverage and souvenir income.................    14,298       15,612
  Other income.......................................       715         698
                                                     ___________   __________
                                                         81,496      106,475
EXPENSES:

  Direct expenses:
    Prize and point fund monies
      and NASCAR sanction fees.......................    11,113       17,284
    Motorsports related expenses.....................    10,707        16,670
    Food, beverage and souvenir expenses.............     8,323         8,108
  General and administrative expenses................    12,936        17,345
  Depreciation and amortization .....................     4,239         6,284
                                                     ___________   __________
                                                         47,318        65,691
                                                     ___________   __________

Operating Income.....................................    34,178        40,784
Interest income, net ................................     2,164           628
Equity in net loss from equity investments...........      (792)         (242)
Gain on sale of equity investment ...................        --         1,245
                                                     ___________   __________
Income before income taxes...........................    35,550        42,415
Income taxes.........................................    13,589        16,220
                                                     ___________   __________

Net Income...........................................   $21,961      $ 26,195
                                                     ===========   ==========
Basic net income per share (Note 2) .................   $  0.58     $   0.69
                                                     ===========   ==========
Diluted net income per share (Note 2) ...............   $  0.57      $   0.68
                                                     ===========   ==========

Dividends per share..................................   $  0.06      $   0.06
                                                     ===========   ==========

See accompanying notes.

                      International Speedway Corporation
            Condensed Consolidated Statements of Shareholders' Equity



                                          CLASS A    CLASS B
                                          COMMON     COMMON                               UNEARNED
                                           STOCK      STOCK     ADDITIONAL              COMPENSATION-       TOTAL
                                          $.01 PAR   $.01 PAR    PAID-IN     RETAINED     RESTRICTED      SHAREHOLDERS'
                                           VALUE      VALUE      CAPITAL     EARNINGS       STOCK            EQUITY
                                          --------   ---------   ---------   ---------    -----------     --------------
                                                                         (IN THOUSANDS)

BALANCE AT NOVEMBER 30, 1996 ...........  $ 40           $344     $82,236    $ 98,119        $(1,450)        $179,289

Activity 12/1/96 - 5/31/97 - unaudited:
  Net income ...........................    --             --          --      21,961             --           21,961
  Cash dividends declared ($.06 per share)  --             --          --      (2,310)            --           (2,310)
  Additional expense of Class A Common
    Stock Offering .....................    --             --         (45)         --             --              (45)
  Increase in equity investment ........    --             --         400          --             --              400
  Restricted stock granted .............    --              1       1,984          --         (1,985)              --
  Reacquisition of previously issued
    common stock .......................    --             --          --        (148)            --             (148)
  Conversion of Class B Common Stock to
    Class A Common Stock ...............     8             (8)         --          --             --               --
  Amortization of unearned compensation.    --             --          --          --            514              514

                                          --------    --------    --------   ---------      ----------     ------------
BALANCE AT MAY 31, 1997 - UNAUDITED         48            337      84,575     117,622         (2,921)         199,661

Activity 6/1/97 - 11/30/97 - unaudited:
  Net income ...........................    --             --          --       7,835             --            7,835
  Additional expense of Class A Common
    Stock Offering .....................    --             --          (1)         --             --               (1)
  Increase in equity investment ........    --             --       1,863          --             --            1,863
  Conversion of Class B Common Stock to
    Class A Common Stock ...............     5             (5)         --          --             --               --
  Amortization of unearned compensation.    --             --          --          --            549              549

                                          --------    --------    --------   ---------      ----------     ------------
BALANCE AT NOVEMBER 30, 1997                53            332      86,437     125,457         (2,372)         209,907

Activity 12/1/97  - 5/31/98 - unaudited:
  Net income ...........................    --             --          --      26,195             --           26,195
  Cash dividends declared ($.06 per share)  --             --          --      (2,310)            --           (2,310)
  Increase in equity investment ........    --             --         115          --             --              115
  Restricted stock granted .............    --             --         680          --            (680)             --
  Reacquisition of previously issued
    common stock .......................    --             --         (57)       (138)            --             (195)
  Conversion of Class B Common Stock to
    Class A Common Stock ...............     4             (4)         --          --             --               --
  Forfeiture of restricted shares ......    --             --        (110)         --            110               --
  Income tax benefit related to restricted
    stock plan .........................    --             --         492          --             --              492
  Amortization of unearned compensation.    --             --          --          --            486              486
                                          --------    --------    --------   ---------      ----------     ------------
BALANCE AT MAY 31, 1998 - UNAUDITED       $ 57           $328     $87,557    $149,204        $(2,456)        $234,690
                                          ========    ========    ========   =========      ==========     ============



See accompanying notes.

                       International Speedway Corporation
                 Condensed Consolidated Statements of Cash Flows

                                                        Six Months ended
                                                   May 31,          May 31,
                                                    1997             1998
                                                 (Unaudited)      (Unaudited)
                                                ______________________________
                                                          (In Thousands)
OPERATING ACTIVITIES
Net income......................................   $ 21,961      $ 26,195
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization ..............      4,239         6,284
    Amortization of unearned compensation.......        514           486
    Deferred income taxes.......................      2,475         4,981
    Undistributed loss from equity investments .        792           242
    Gain on sale of equity investment ..........     --            (1,245)
  Changes in Operating Assets and Liabilities:
    Receivables.................................     (3,046)        (2,212)
    Inventories.................................         83           (639)
    Prepaid expenses and other current assets...     (1,101)          (919)
    Other assets................................       (203)         (901)
    Accounts payable............................      2,407          (204)
    Income taxes payable........................      1,206         2,823
    Deferred income.............................      1,419         6,398
    Other current liabilities...................        692           881
                                                ______________________________
Net Cash Provided by Operating Activities.......     31,438         42,170

INVESTING ACTIVITIES
  Acquisition of investments....................    (70,760)      (107,047)
  Proceeds from maturities of investments.......     61,553        127,952
  Capital expenditures..........................    (17,976)       (22,722)
  Cash surrender value of life insurance........        (67)          (103)
  Proceeds from sale of equity investment.......         --          5,270
  Acquisition of Watkins Glen interest,
   net of cash..................................       (996)            --
  Additional investment in equity investments...     (1,348)          (410)
                                                ______________________________
Net Cash (Used in) Provided by
  Investing Activities..........................    (29,594)         2,940

FINANCING ACTIVITIES
 Payment of notes payable                                --        (12,455)
 Reacquisition of previously issued
   common stock.................................       (148)          (195)
 Additional expense of Class A Common Stock
   Offering.....................................        (45)            --
                                                ______________________________
Net Cash Used in Financing Activities...........       (193)       (12,650)
                                                ______________________________
Net Increase in Cash and Cash Equivalents ......      1,651         32,460
Cash and Cash Equivalents at Beginning of Period      8,057          9,974
                                                ______________________________
Cash and Cash Equivalents at End of Period ...... $   9,708       $ 42,434
                                                ==============================

See accompanying notes.

                       International Speedway Corporation
              Notes to Condensed Consolidated Financial Statements
                                                        May 31, 1998
                                 (Unaudited)

NOTE 1. -- BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and generally accepted accounting principles but do not include all of the information and disclosures required for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K. In management's opinion, the statements include all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to conform to the financial presentation at May 31, 1998.

Because of the seasonal concentration of racing events, the results of operations for the three-month and six-month periods ended May 31, 1997 and May 31, 1998 are not indicative of the results to be expected for the year.

Note 2. -- EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", during the first quarter of fiscal 1998. This statement requires the Company to present "Basic" and "Diluted" earnings per share on the face of the income statement for current periods and to restate earnings per share for prior periods. Weighted shares outstanding for the periods presented are:

                                        Basic               Diluted
                                        ----------          ----------
     Three months ended May 31, 1997         38,189,652          38,314,007
     Six months ended May 31, 1997           38,181,271          38,312,363
     Three months ended May 31, 1998         38,212,217          38,369,699
     Six months ended May 31, 1998           38,208,374          38,366,990

The difference between basic weighted average shares and diluted weighted average shares is related to shares issued under the Company's Long-term Incentive Restricted Stock Plan, using the treasury stock method as prescribed by the standard.

NOTE 3. -- RELATED PARTY DISCLOSURES AND TRANSACTIONS

All of the racing events that take place during the Company's fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association ("AHRMA"), the American Motorcyclist Association ("AMA"), the Automobile Racing Club of America ("ARCA"), the Championship Cup Series ("CCS"), the Federation Internationale de l'Automobile ("FIA"), the Federation Internationale Motocycliste ("FIM"), the International Race of Champions ("IROC"), the Indy Racing League ("IRL"), the Sports Car Club of America

("SCCA"), the Sportscar Vintage Racing Association ("SVRA"), the United States Auto Club ("USAC"), the United States Road Racing Championship ("USRRC"), the World Karting Association ("WKA"), and the National Association for Stock Car Auto Racing, Inc. ("NASCAR"). NASCAR, which sanctions some of the Company's principal racing events, is a member of the France Family Group which controls in excess of 55% of the combined voting power of both classes of Common Stock of the Company and some members of which serve as directors and officers. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors totaled approximately $3.4 million and $9.0 million for the three-month and six-month periods ended May 31, 1997, respectively, and approximately $5.0 million and $13.9 million for the three-month and six-month periods ended May 31, 1998, respectively.

NOTE 4. -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for income taxes and interest for the six months ended May 31, 1997 and May 31, 1998 is as follows:

                                           1997                  1998
                                        ________________________________
                                             (Thousands of Dollars)

                  Income taxes paid        $9,840           $7,875
                                        ================================
                  Interest paid            $   --                $  778
                                        ================================



NOTE 5. -- LEGAL PROCEEDINGS

In October 1996, the Company's indirect corporate subsidiary, Americrown Service Corporation ("Americrown"), was served with a Class Action Complaint filed in the Circuit Court of Talladega County, Alabama. The complaint alleges, among other things, that Americrown engaged in price-fixing activities in connection with the sale of racing souvenirs and merchandise at the Talladega Superspeedway. The complaint seeks at least $500 for each member of the class (persons buying racing souvenirs at Talladega Superspeedway since September
1992), but does not otherwise seek to recover compensatory or punitive damages or statutory attorneys' fees. Americrown, the sole defendant in this case, disputes the allegations and intends to defend the action fully and vigorously.

In March 1997, two purported class action companion lawsuits were filed in the United States District Court, Northern District of Georgia, against the Company, Americrown, and a number of other persons alleging, in substance, that the defendants unlawfully conspired to fix prices of souvenirs and merchandise sold to consumers in violation of federal antitrust laws. One suit was filed by Florida residents and the other suit was filed by Georgia residents. Both suits seek damages and injunctive relief on behalf of all persons who purchased souvenirs or merchandise from certain vendors at any NASCAR Winston Cup Series race or supporting event in the United States during the period 1991 to present. The two suits have been consolidated and the court has established a timetable to consider class certification. Discovery is proceeding. The Company and Americrown dispute the allegations and intend to defend the actions fully and vigorously.

In April 1998, Kansas International Speedway Corporation, a wholly owned subsidiary of the Company, was named as a defendant in a lawsuit filed in the District Court of Wyandotte County, Kansas, by certain county property owners against the Unified Government of Wyandotte County/Kansas City, Kansas (the "Unified Government") seeking to temporarily and permanently enjoin the development of the Kansas International Speedway on constitutional grounds. Also in April 1998, the District Attorney of Wyandotte County initiated a proceeding against the Unified Government challenging the constitutionality of the Kansas statute authorizing, among other things, the Unified Government's issuance of special obligation bonds and its exercise of eminent domain and zoning decisions regarding the development of Kansas International Speedway. The District Attorney requested an expedited review by the Supreme Court of the State of Kansas, which was granted. On July 10, 1998, the Supreme Court of the State of Kansas issued a ruling upholding the constitutionality of the Kansas statute. This ruling was favorable to the development of the Kansas International Speedway. Accordingly, the ultimate disposition of the District Court proceeding is expected to follow the precedent established by the Supreme Court ruling.

Management is presently unable to predict or quantify the outcome of these matters.

NOTE 6. -- ACQUISITION

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

                                             Pro forma - unaudited
                                             for the six months
                                        ended May 31, 1997
                                             ________________________
Total revenues                                   $ 86,208
Net income                                              20,252
Basic net income per share                                 .53
Diluted net income per share                               .53


NOTE 7. -- EQUITY INVESTMENTS

In March, 1998, the Company sold its entire equity interest in Grand Prix Association of Long Beach, Inc. ("Long Beach") for approximately $5.3 million. The Company acquired its position in Long Beach through a series of transactions during 1997. The Company recorded a pre-tax gain of approximately $1.2 million from the sale.

In March of 1998, the Company acquired an additional 5% ownership interest in the Metro-Dade Homestead Motorsports Complex ("Homestead") for approximately $2.8 million, which was substantially financed by a 7.5% interest bearing note, payable on December 31, 2001. The borrower has the option of calling $500,000 of this Note on December 31, 2000. This acquisition increased the Company's ownership of Homestead to 45%.

NOTE 8. -- LONG-TERM INCENTIVE STOCK PLANS

On April 1, 1998 a total of 22,236 restricted shares of the Company's Class A Common Stock were awarded to certain officers and managers under the Company's Long-term Incentive Plan (the "1996 Plan"). The market value of shares awarded amounted to approximately $680,000, and has been recorded as unearned compensation -- restricted stock, which is shown as a separate component of shareholders' equity in the accompanying condensed consolidated balance sheets. The unearned compensation is being amortized over the vesting period of the shares. The total expense for restricted stock awards charged against operations during the six months ended May 31, 1997 and May 31, 1998 was approximately $514,000 and $486,000, respectively.

NOTE 9. -- CREDIT FACILITY

In May of 1998, the Company entered into a five-year, unsecured, $100 million revolving line of credit facility. Borrowings under the Credit Facility will bear interest at the applicable LIBOR rate plus 40-80 basis points depending on certain financial criteria. The Credit Facility includes customary representations and warranties, covenants, defaults and conditions. At May 31, 1998 there were no borrowings under the Credit Facility.

NOTE 10 -- SUBSEQUENT EVENTS

On July 2, 1998 the Company sold an additional 4,000,000 shares of Class A Common Stock in a primary offering at a price to the public of $27.00. The net proceeds to the Company were approximately $102.3 million, after deduction of underwriting discounts and commissions and estimated expenses of the offering (approximately $117.7 million if the Underwriters' thirty-day over-allotment option to purchase 600,000 additional shares is exercised in full). The Company intends to use the net proceeds of the offering to fund its estimated investment in the proposed Kansas International Speedway, as well as to partially fund completion of additions and improvements to the Company's existing motorsports facilities.

On July 2, 1998, the Company announced the rescheduling of the NASCAR Winton Cup Series Pepsi 400 at Daytona from July 4, 1998 to October 17, 1998, as a result of the forest fire emergency in Volusia County, Florida. The rescheduling of the Pepsi 400 at Daytona will result in a shift of event-related revenues and expenses from the Company's third quarter to the fourth quarter in fiscal 1998.


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

The following table sets forth, for each of the indicated periods, certain selected income statement data as a percentage of total revenues:


                                                   Three Months ended                     Six Months Ended
                                                          May 31,                              May 31,
                                                    1997          1998                    1997          1998
                                                 (Unaudited)   (Unaudited)             (Unaudited)   (Unaudited)
                                                 _________________________             _________________________

Revenues:

  Admissions, net.............................       48.1%        45.5%               49.8%          46.2
  Motorsports related income..................       29.2         36.0                     31.8           38.4
  Food, beverage and souvenir income..........       21.0         17.4                     17.5           14.7
  Other income................................        1.7          1.1                       .9             .7
                                                   ________      ________               ________       _______
    Total revenues ...........................      100.0%        100.0%                  100.0%         100.0%

Expenses:

  Direct expenses:
    Prize and point fund monies
      and NASCAR sanction fees................      13.9           16.2                    13.6           16.2
    Motorsports related expenses..............      18.8           22.3                    13.2           15.7
    Food, beverage and souvenir expenses......      12.9            9.5                    10.2            7.6
  General and administrative expenses.........      22.8           23.1                    15.9           16.3
  Depreciation and amortization ..............       7.7            8.5                     5.2            5.9
                                                   ________      ________               ________       _______
    Total expenses ...........................      76.1           79.6                    58.1           61.7
                                                   ________      ________               ________       _______
Operating income..............................      23.9           20.4                    41.9           38.3
Interest income, net .........................       3.9            1.3                     2.7            0.6
Equity in net loss from equity investments....      (1.2)           0.5                    (1.0)          (0.2)
Gain on sale of equity investment ............        --            3.2                      --            1.1
                                                   ________      ________               ________       _______
Income before income taxes....................      26.6           25.4                    43.6           39.8
Income tax expense............................      11.5            9.6                    16.7           15.2
                                                   ________      ________               ________       _______
Net income....................................      15.1%          15.8%                   26.9%          24.6%


During fiscal 1997, the Company acquired the 50% it did not already own in Watkins Glen International ("Watkins Glen") and purchased Phoenix International Raceway ("Phoenix"). The consolidation of Watkins Glen, effective April 1, 1997, and the July 14, 1997 purchase of Phoenix resulted in increases in both revenues and expenses in fiscal 1998, as compared to the periods prior to their acquisitions in fiscal 1997. Also, during the three months ended May 31, 1997, the NASCAR Winston Cup Series event scheduled for April 1997, at Talladega Superspeedway ("Talladega") was rained out and rescheduled to May 1997. This resulted in certain revenues, primarily food, beverage and souvenir, and certain expenses, primarily motorsports related and food, beverage and souvenir, being higher for the 1997 Talladega event than comparable revenues and expenses for the 1998 event. Accordingly, the Company's results of operations are not necessarily comparable on a period-to-period basis.

Admissions revenue increased approximately $3.1 million, or 21.8%, for the three months ended May 31, 1998 as compared to the three months ended May 31, 1997. Over two-thirds of this increase was attributable to increased seating capacity and attendance, as well as an increase in the weighted average price of tickets sold, for the NASCAR Winston Cup Series and NASCAR Busch Series, Grand National Division events conducted at Talladega and Darlington Raceway ("Darlington") during the second quarter. The remaining increase was due primarily to events conducted at Phoenix and, to a lesser extent, Watkins Glen.

Admissions revenue increased approximately $8.6 million, or 21.3%, for the six months ended May 31, 1998 as compared to the six months ended May 31, 1997. Over one-half of this increase was attributable to increased seating capacity and attendance, as well as an increase in the weighted average price of tickets sold, for the Speedweeks events conducted at Daytona International Speedway ("Daytona") in the first quarter. The remaining increase was primarily attributable to the events conducted at Talladega, Phoenix and Darlington.

Motorsports related income increased approximately $5.1 million, or 58.7%, during the three months ended May 31, 1998 as compared to the three months ended May 31, 1997. Approximately two-thirds of this increase was attributable to increases in television broadcast rights fees and, to a lesser extent, sponsorship, luxury suite and hospitality rentals and advertising revenues associated with the second quarter NASCAR events conducted at Talladega and Darlington. The remainder of the increase was attributable to events conducted at Phoenix and, to a lesser extent, Watkins Glen, partially offset by a decrease in royalty revenue due to a special promotion and distribution of SEGA's DAYTONA USA games in the prior year.

Motorsports related income increased approximately $15.0 million, or 58.1%, during the six months ended May 31, 1998 as compared to the six months ended May 31, 1997. Approximately three-quarters of this increase was attributable to the Speedweeks events at Daytona and the NASCAR events conducted at Talladega and Darlington. These increases were primarily related to increased television broadcast rights fees and, to a lesser extent, increases in sponsorship, luxury suite and hospitality rentals, and advertising revenues. The majority of the remaining increase was attributable to events conducted at Phoenix and, to a lesser extent, Watkins Glen, partially offset by the decrease in royalty revenue discussed above.

Food, beverage and souvenir income increased approximately $425,000, or 6.8%, during the three months ended May 31, 1998, as compared to the three months ended May 31, 1997, due to strong sales of souvenirs at the gift shop adjacent to DAYTONA USA, increases related to the second quarter events conducted at Darlington and fees from third party vendors at Phoenix. These increases were partially offset by a decrease in revenues for the second quarter NASCAR Winston Cup Series event conducted at Talladega as compared to the rained out and rescheduled event in the prior year, which experienced increased revenues as a result of spectator attendance over multiple event days.

Food, Beverage and Souvenir income increased approximately $1.3 million, or 9.2%, during the six months ended May 31, 1998 as compared to the six months ended May 31, 1997. This increase was primarily attributable to increased attendance and, to a lesser extent, increases in certain prices at Daytona's Speedweeks events, strong sales of souvenirs at the gift shop adjacent to DAYTONA USA and fees from third party vendors at Phoenix, partially offset by a decrease in revenues associated with the second quarter event conducted at Talladega, as discussed above, and the discontinuation of services to certain events conducted at facilities not owned by the Company.

Prize and point fund monies and NASCAR sanction fees increased $2.1 million, or 50.0%, and $6.2 million, or 55.5%, for the three months and six months ended May 31, 1998, respectively, as compared to the same periods of the prior year. For the three months ended May 31, 1998, approximately one-half of the increase was related to the NASCAR events conducted at Talladega and Darlington. For the six months ended May 31, 1998, more than three-quarters of this increase was related to the NASCAR events conducted at Daytona, Talladega and Darlington. These increases were primarily attributable to increased television broadcast rights fees because standard NASCAR sanctioning agreements require that a specified percentage of television broadcast rights fees be paid as a part of prize money. The remaining increases for the three-month and six-month periods were attributable to the NASCAR Craftsman Truck Series events conducted at Phoenix and Watkins Glen in the second quarter.

Motorsports related expenses increased $3.0 million, or 53.2%, and $6.0 million, or 55.7%, for the three months and six months ended May 31, 1998, respectively, as compared to the same periods of the prior year. For both the three months and six months ended May 31, 1998, more than one-half of this increase was attributable to operating expenses, including non-NASCAR competition costs, for the events conducted at Phoenix and, to a lesser extent, Watkins Glen. The remaining increases were primarily attributable to an increase in salaries, advertising and other operating costs for events at the Company's other facilities. Motorsports related expenses as a percentage of combined admissions and motorsports related income increased 3.1% and 2.4% for the three months and six months ended May 31, 1998, respectively, as compared to the same periods of the prior year. These increases were a result of the lower margin events conducted at Phoenix and Watkins Glen, partially offset by more favorable margins associated with the second quarter NASCAR Winston Cup Series event conducted at Talladega compared to the rained out and rescheduled event in the prior year.

Food, beverage and souvenir expense decreased approximately $175,000, or 4.6%, and $215,000, or 2.6%, for the three-month and six-month periods ended May 31, 1998, respectively, as compared to the same periods of the prior year. These decreases were due primarily to lower expenses related to the NASCAR Winston Cup Series event conducted at Talladega as compared to the prior year. Food, beverage and souvenir expenses as a percentage of food, beverage and souvenir income decreased approximately 6% for both the three months and six months ended May 31, 1998, respectively, due to more favorable margins for the Talladega event as compared to the rained out and rescheduled event in the prior year, improved margins on events serviced at non-Company facilities and fees from third party vendors at Phoenix for which there are no associated revenues.

General and administrative expenses increased $2.1 million, or 30.4%, and $4.4 million, or 34.1%, for the three months and six months ended May 31, 1998, respectively, as compared to the same periods of the prior year. General and administrative expenses for Watkins Glen, prior to April 1, 1997, and Phoenix accounted for approximately one-half of the overall increase in general and administrative expenses during the three-month and six-month periods. General and administrative expenses as a percentage of total revenues remained relatively constant for both the three-month and six-month periods ended May 31, 1998 as compared to the same periods of the prior year.

Depreciation and amortization expense increased approximately $950,000, or 41.4%, and $2.0 million, or 48.2%, for the three months and six months ended May 31, 1998, respectively, as compared to the same periods of the prior year. For both the three months and six months ended May 31, 1998, more than one-half of this increase was attributable to Phoenix, including the amortization of goodwill, and to Watkins Glen prior to its acquisition on April 1, 1997. The remaining increase was attributable to ongoing improvements at the Company's other facilities.

The approximately $670,000 and $1.5 million decrease in the Company's net interest income for the three months and six months ended May 31, 1998, respectively, as compared to same periods of the prior year, resulted from lower average investment balances and interest expense related to the notes payable associated with the Phoenix acquisition and the second quarter purchase of an additional 5% interest in Homestead-Miami Speedway, LLC ("Homestead").

Equity in net income (loss) from equity investments represents the Company's pro rata share of the current income and losses from its equity investments and the amortization of the Company's investment in excess of its share of the
investee's underlying net assets.   During the three months and six months ended
May 31, 1998 this included the Company's approximately 11% indirect investment in Penske Motorsports ("PMI"), its 40% investment in Homestead, which was increased to 45% in March 1998, and its approximately 7% investment in Grand Prix Association of Long Beach ("Long Beach"), which was sold in March 1998. The comparable periods of the prior year included net losses from PMI and the Company's 50% investment in Watkins Glen through March 31, 1997.

The gain on sale of equity investments of approximately $1.2 million was a result of the Company selling its equity investment in Long Beach in March of 1998. The Company sold its investment in conjunction with Dover Downs Entertainment, Inc.'s announced plans to merge with Long Beach.
The after tax impact of this transaction was a gain of approximately $850,000.

As a result of the foregoing, the Company's net income increased approximately $1.6 million, or 34.8%, and $4.2 million, or 19.3%, for the three months and six months ended May 31, 1998, respectively, as compared to the same periods of the prior year.

Liquidity and Capital Resources

General

The Company has historically generated sufficient cash flow from operations to fund its working capital needs and capital expenditures at existing facilities, as well as to pay an annual cash dividend. At May 31, 1998, the Company had a working capital deficit of $10.2 million, compared to a working capital deficit of $25.0 million at November 30, 1997. There were no borrowings under the Company's credit facility at May 31, 1998.

Cash Flows

Net cash provided by operating activities was approximately $42.2 million for the six months ended May 31, 1998, as compared to $31.4 million for the six months ended May 31, 1997. The difference between the Company's May 31, 1998 net income of $26.2 million and the $42.2 million of operating cash flow was primarily attributable to an increase in deferred income of $6.4 million, depreciation and amortization of $6.3 million, an increase in deferred income taxes of $5.0, and an increase in income taxes payable of $2.8, partially offset by an increase in accounts receivable of $2.2 million, an increase in inventories and prepaids and other current assets of $1.6 million and the gain of $1.2 million from the sale of Grand Prix of Long Beach.

Investing activities included net proceeds from maturities of investments of $20.9 million and approximately $5.3 million in proceeds from the sale of the Company's investment in Long Beach, partially offset by capital expenditures of approximately $22.7 million. A shift in the Company's investment strategy from certificates of deposit and obligations of U.S. government agencies, classified as short-term investments, to over-night repurchase agreements, classified as cash and cash equivalents, accounted for approximately $28.4 million of the proceeds from maturities of investments during the six months ended May 31, 1998.

Net cash used in financing activities was $12.7 million for the six months ended
May 31, 1998, compared to $193,000  for the six months ended May 31, 1997.   The
Company's use of cash for financing activities reflects the payment of approximately $12.5 million on the note payable related to the Phoenix acquisition.

Capital Expenditures

Capital expenditures totaled $22.7 million for the six months ended May 31, 1998, compared to $18.0 million for the six months ended May 31, 1997. Capital expenditures during the six months ended May 31, 1998 related primarily to increased seating capacity at Daytona, Talladega and Darlington and additional luxury suites and track lighting at Daytona.

The Company expects to make approximately $42.8 million of additional capital expenditures for approved projects within the next 24 months to increase grandstand seating capacity, to construct luxury suites, and for a number of other improvements to the Company's motorsports facilities.

Future Liquidity

In May 1998, the Company entered into a five-year, unsecured, $100 million revolving line of credit facility with First Union National Bank, N.A. (the "Credit Facility"). Borrowings under the Credit Facility will bear interest at the applicable LIBOR rate plus 40-80 basis points depending on certain financial criteria. The Credit Facility includes customary representations and warranties, covenants, defaults and conditions. The Credit Facility is intended to be used for short-term working capital and to finance the development and/or acquisition of additional motorsports facilities. There were no borrowings under the Credit Facility at May 31, 1998.

On July 2, 1998 the Company sold 4,000,000 shares of Class A Common Stock in a primary offering at a price to the public of $27.00. The net proceeds to the Company were approximately $102.3 million, after deduction of underwriting discounts and commissions and estimated expenses of the offering (approximately $117.7 million if the Underwriters' thirty-day over-allotment option to purchase 600,000 additional shares is exercised in full).

The Company is currently pursuing the development of facilities in several major markets. In December 1997, the Company entered into an agreement with the Unified Government of Wyandotte County/Kansas City, Kansas for the construction of a 1.5-mile oval motor speedway near Kansas City, Kansas. The aggregate cost of acquiring and developing the first phase of the Kansas International Speedway land and facility (which will accommodate approximately 75,000 spectators) is expected to be over $200 million, which is expected to be financed with (i) approximately $58.8 million invested by the Company and funded with a portion of the proceeds from the July 1998 Class A Common Stock offering, (ii) approximately $75.0 million of proceeds from the sale of 30-year, taxable special obligation "TIF" bonds that will be serviced through payments by the Company escalating from an annual rate of approximately $4.8 million to $7.7 million, (iii) approximately $25.0 million of proceeds from the sale of tax-exempt special obligation "STAR" bonds that will be retired with state and local taxes generated within the project's boundaries, and (iv) a variety of other mechanisms and governmental incentives. However, there currently are no firm commitments from any person to purchase any of the contemplated bond instruments, and there can be no assurance that the contemplated bond financings will be consummated or that the expected terms of the bonds will not be materially changed. Moreover, completion of the Kansas International Speedway is subject to resolution of certain litigation and a number of other significant conditions, including the Company's ability to acquire the land and secure guaranteed maximum price construction contracts within the prescribed budget.

The Company believes that cash flow from operations, along with the remaining net proceeds of the July 1998 Class A Common Stock offering, will be sufficient to fund the Company's operations and approved capital expenditures for the foreseeable future. In addition, the Company intends to pursue further development and/or acquisition opportunities, the timing, size or success or associated potential capital commitments of which are unpredictable. Accordingly, a material acceleration in the Company's growth strategy could require the Company to obtain additional capital through debt and/or equity financings. Although there can be no assurance, management believes that adequate debt or equity financing would be available on satisfactory terms.

Income Taxes

The change in income taxes payable at May 31, 1998, as compared to November 30, 1997 is due to the seasonal nature of the Company's business and the timing of estimated tax deposits.

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

                Factors That May Affect Operating Results

Statements contained in this Report to the effect of the Company's or Management's anticipations, beliefs, expectations, intentions, strategies, schedules and/or words of similar import which are not purely historical fact or which apply prospectively are "forward-looking" statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements contained in this document are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control.
Such statements are also based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those contained or projected in, or even implied by, such forward-looking statements. Some of the factors that could cause the actual results to differ materially are set forth below. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings. Copies of those filings are available from the Company and/or the SEC.

Dependency upon NASCAR

The Company's success has been and will remain dependent upon maintaining a good working relationship with NASCAR, the sanctioning body for NASCAR's Winston Cup Series, the Busch Grand National Series and certain other races promoted by the Company. The Company has sanctioning agreements to promote and market eight Winston Cup Series championship point races, two Winston Cup Series non-championship point races, five Busch Grand National Series races and a number of other NASCAR races for the 1998 racing season. Each NASCAR event sanctioning agreement is awarded on an annual basis. In fiscal 1997, NASCAR-sanctioned races at the Company's facilities accounted for approximately 78% of the Company's total revenues. Although William C. France and James C. France presently control both the Company and NASCAR and management believes that the Company will continue to maintain an excellent relationship with NASCAR for the foreseeable future, NASCAR is under no obligation to continue to enter into sanctioning agreements with the Company to promote any event. Failure to obtain a sanctioning agreement for a major NASCAR event would have a material adverse effect on the Company's financial condition and results of operations. Moreover, although the Company's general growth strategy includes the possible development and/or acquisition of additional motorsports facilities, there can be no assurance that NASCAR will enter into sanctioning agreements with the Company to promote races at such facilities.


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


Uncertain Prospects of New Motorsports Facilities

The Company's growth strategy includes the potential acquisition and/or development of new motorsports facilities, including the proposed Kansas International Speedway and the possible development of a motorsports facility near Chicago, Illinois. The Company's ability to implement successfully this element of its growth strategy will depend on a number of factors, including
(i) the Company's ability to obtain one or more additional sanctioning agreements to promote Winston Cup, Busch Grand National or other major events at these new facilities, (ii) the cooperation of local government officials, (iii) the Company's capital resources, (iv) the Company's ability to control construction and operating costs, (v) the Company's ability to hire and retain qualified personnel and (vi) with respect to the proposed Kansas International Speedway, the resolution of certain pending litigation. The Company's inability to implement its expansion plans for any reason could adversely affect its business prospects. In addition, expenses associated with developing, constructing and opening a new facility may have a negative effect on the Company's financial condition and results of operations in one or more future reporting periods. The cost of any such transaction will depend on a number of factors, including the facility's location, the extent of the Company's ownership interest and the degree of any municipal or other public support. Moreover, although management believes that it will be able to obtain financing to fund the acquisition, development and/or construction of additional motorsports facilities should the Company implement this element of its growth strategy, there can be no assurance that adequate debt or equity financing will be available on satisfactory terms.


Industry Sponsorships and Government Regulation

The motorsports industry and the Company generate significant recurring revenue from the promotion, sponsorship and advertising of various companies and their products. Government regulation can adversely impact the availability to motorsports of this promotion, sponsorship and advertising revenue. Advertising by the tobacco and alcoholic beverage industries is generally subject to greater governmental regulation than advertising by other sponsors of the Company's events. In August 1996, the U.S. Food and Drug Administration (the "FDA") issued regulations concerning advertising and sales of cigarettes and smokeless tobacco to minors which would, in part, restrict tobacco industry sponsorship of all sporting events, including motorsports, effective August 1998. The FDA regulations would prohibit the present practice of tobacco product brand name sponsorship of, or identification with, motorsports events, entries and teams. If these rules become effective, no assurance can be given that suitable alternative sponsors for the events, entries and teams could be located.

Management is aware of pending legal challenges, as well as legislative initiatives, which are expected to delay and could change the scheduled implementation of these regulations. In June 1997, the major United States companies engaged in the manufacture of cigarettes and smokeless tobacco (collectively the "tobacco industry") entered into a memorandum of understanding with, among others, the Attorneys General of six states to support the adoption of federal legislation and ancillary undertakings that would resolve many of the regulatory and litigation issues affecting the United States tobacco industry, and which would have had an effect similar to the pending FDA regulations and thereby settle potential challenges. This proposed settlement required federal legislative approval and enabling legislation which was not ultimately obtained in a form satisfactory to the tobacco industry. Accordingly, the tobacco industry has recently announced that it is withdrawing from the proposed settlement. At this point, the final outcome of the challenges to the FDA regulations is uncertain, and the ultimate impact on the motorsports industry and the Company, if any, is unclear.

The Company is not aware of any proposed governmental regulation which would materially limit the availability to motorsports of promotion, sponsorship or advertising revenue from the alcoholic beverage industry. The combined advertising and sponsorship revenue from the tobacco and alcoholic beverage industries accounted for approximately 1.5% of the Company's total revenues in both the fiscal year ended August 31, 1996 ("fiscal 1996") and fiscal 1997. In addition, the tobacco and alcoholic beverage industries provide financial support to the motorsports industry through, among other things, their purchase of advertising time, their sponsorship of racing teams and their sponsorship of racing series such as NASCAR's Winston Cup Series and Busch Series, Grand National Division.


Legal Proceedings

The Company is a party to certain legal proceedings alleging price-fixing activities in connection with the sale of racing souvenirs and merchandise. While the Company disputes the allegations and intends to defend the actions fully and vigorously, neither the cost of defending the suits nor the potential damages or other remedies for which the Company could be liable is insured. In addition, management is presently unable to predict or quantify the outcome of these matters. Accordingly, there can be no assurance the defense of the suits, or a possible adverse resolution, will not require material expenditures by the Company.


Potential Conflicts of Interest

William C. France and James C. France beneficially own all of NASCAR's capital stock, and each of the France Family Executives, the Company's Vice President--Administration, the Company's General Counsel and certain other non-officer employees (collectively the "Shared Employees") devote portions of their time to NASCAR's affairs. Each of the Shared Employees devotes substantial time to the Company's affairs and all of the Company's other executive officers are available to the Company on a full-time basis. In addition, the Company strives to ensure, and management believes, that the terms of the Company's transactions with NASCAR are no less favorable to the

Company than those which could be obtained in arms'-length negotiations. Nevertheless, certain potential conflicts of interest between the Company and NASCAR exist with respect to, among other things, (i) the terms of any sanctioning agreements that may be awarded to the Company by NASCAR, (ii) the amount of time devoted by the Shared Employees and certain other Company employees to NASCAR's affairs, and (iii) the amounts charged or paid to NASCAR for office rental, transportation costs, shared executives, administrative expenses and similar items.


Competition

The Company's racing events face competition from other spectator-oriented sporting events and other leisure and recreational activities, including professional football, basketball and baseball. As a result, the Company's revenues will be affected by the general popularity of motorsports, the availability of alternative forms of recreation and changing consumer preferences. The Company's racing events also compete with other racing events sanctioned by various racing bodies such as NASCAR, Championship Auto Racing Teams, Inc. ("CART"), Indy Racing League ("IRL"), the United States Auto Club ("USAC"), the National Hot Rod Association ("NHRA"), the Sports Car Club of America ("SCCA"), the United States Road Racing Championship ("USRRC"), the Automobile Racing Club of America ("ARCA") and others. Management believes that the primary elements of competition in attracting motorsports spectators and corporate sponsors to a racing event and facility are the type and caliber of promoted racing events, facility location, sight lines, pricing and customer conveniences that contribute to a total entertainment experience. Many sports and entertainment businesses have resources that exceed those of the Company.


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


Other Regulatory Matters

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


Seasonality and Variability of Quarterly Results

The Company derives most of its income from event admissions and related revenue from a limited number of NASCAR-sanctioned races. As a result, the Company's business has been, and is expected to remain, highly seasonal based on the timing of major race events. For example, one of Darlington's Winston Cup Series events is traditionally held on the Sunday preceding Labor Day. Accordingly, the revenue and expenses for that race and/or certain of its supporting events may be recognized in either the fiscal quarter ending August 31 or in the fiscal quarter ending November 30. Further, in July 1998 the Company announced the rescheduling of the NASCAR Winston Cup Series Pepsi 400 at Daytona from July 4, 1998 to October 17, 1998, as a result of the nationally publicized forest fire emergency in Volusia County, Florida. The rescheduling of the Pepsi 400 at Daytona will result in a shift of event-related revenues and expenses from the third quarter to the fourth quarter in fiscal 1998.


Impact of the Year 2000

The Year 2000 issue is the result of computer programs and other business systems being written using two digits rather than four to represent the year. Many of the time sensitive applications and business systems of the Company and its business partners may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system failure or disruption of operations. The Year 2000 problem will impact the Company and its business partners. An assessment of the Year 2000 exposure has been made by the Company and the plans to resolve the related issues are being implemented. Most major systems have already been updated or replaced with applications that are Year 2000 compliant in the normal course of business. The Company believes it will be able to achieve Year 2000 compliance by the end of fiscal 1998. The Company has also developed a plan of communication with significant business partners to ensure that the Company's operations are not disrupted through these relationships and that the Year 2000 issues are resolved in a timely manner. The Company believes that it will satisfactorily resolve all significant Year 2000 problems and that the related costs will not be material. Estimates of Year 2000 related costs are based on numerous assumptions, including the continued availability of certain resources, the ability to correct all relevant applications and third party modification plans. There is no guarantee that the estimates will be achieved and actual costs could differ materially from those anticipated.


                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation is likely to have a material adverse effect on the Company's financial condition or results of operations.

In October 1996, the Company's indirect corporate subsidiary, Americrown Service Corporation ("Americrown"), was served with a Class Action Complaint filed in the Circuit Court of Talladega County, Alabama. The complaint alleges, among other things, that Americrown engaged in price-fixing activities in connection with the sale of racing souvenirs and merchandise at the Talladega Superspeedway. The complaint seeks at least $500 for each member of the class (persons buying racing souvenirs at Talladega Superspeedway since September
1992), but does not otherwise seek to recover compensatory or punitive damages or statutory attorneys' fees. Americrown, the sole defendant in this case, disputes the allegations and intends to defend the action fully and vigorously.

In March 1997, two purported class action companion lawsuits were filed in the United States District Court, Northern District of Georgia, against the Company, Americrown, and a number of other persons alleging, in substance, that the defendants unlawfully conspired to fix prices of souvenirs and merchandise sold to consumers in violation of federal antitrust laws. One suit was filed by Florida residents and the other suit was filed by Georgia residents. Both suits seek damages and injunctive relief on behalf of all persons who purchased souvenirs or merchandise from certain vendors at any NASCAR Winston Cup race or supporting event in the United States during the period 1991 to present. The two suits have been consolidated and the court has established a timetable to consider class certification. Discovery is proceeding. The Company and Americrown dispute the allegations and intend to defend the actions fully and vigorously.

In April 1998, Kansas International Speedway Corporation, a wholly owned subsidiary of the Company, was named as a defendant in a lawsuit filed in the District Court of Wyandotte County, Kansas, by certain county property owners against the Unified Government of Wyandotte County/Kansas City, Kansas (the "Unified Government") seeking to temporarily and permanently enjoin the development of the Kansas International Speedway on constitutional grounds. Also in April 1998, the District Attorney of Wyandotte County initiated a proceeding against the Unified Government challenging the constitutionality of the Kansas statute authorizing, among other things, the Unified Government's issuance of special obligation bonds and its exercise of eminent domain and zoning decisions regarding the development of Kansas International Speedway. The District Attorney requested an expedited review by the Supreme Court of the State of Kansas, which was granted. On July 10, 1998, the Supreme Court of the State of Kansas issued a ruling upholding the constitutionality of the Kansas statute. This ruling was favorable to the development of the Kansas International Speedway. Accordingly, the ultimate disposition of the District Court proceeding is expected to follow the precedent established by the Supreme Court ruling.

Management is presently unable to predict or quantify the outcome of these matters.


Item 6. Exhibits and Reports on Form 8-K

        a. Exhibits

           I.  (27) -  Article 5 Fin. Data Schedule for 2nd Qtr 10-Q

        b. Reports on Form 8-K

     There were no reports filed during the quarter for which this report is filed. Subsequent to the quarter for which this report is filed, on July 6, 1998, the Company filed a report on Form 8-K which reported the following "Other Events" pursuant to Item 5:
     On July 2, 1998, International Speedway Corporation issued press releases announcing its financial results for the second quarter and six months ended May 31, 1998 and the rescheduling of the Pepsi 400 to October 17, 1998 from July 4, 1998.
     Copies of the press releases were attached to the report as Exhibit 99.1 and Exhibit 99.2, respectively.

                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      INTERNATIONAL SPEEDWAY CORPORATION
                                                  (Registrant)


Date    July 14, 1998                   /s/ James C. France
                                      _____________________________________
                                       James C. France, President

Date    July 14, 1998                   /s/ Susan G. Schandel
                                      _____________________________________
                                       Susan G. Schandel,
                                         Chief Financial Officer