Form 10-Q
period 1998-08-31
INTERNATIONAL SPEEDWAY CORP
filed 1998-10-14
CIK 51548

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 1998.

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

    Class A Common Stock, - 10,867,947 shares as of September 30, 1998 Class B Common Stock, - 32,234,686 shares as of September 30, 1998

PART I. - FINANCIAL INFORMATION
Item 1. - Financial Statements

                INTERNATIONAL SPEEDWAY CORPORATION
              Condensed Consolidated Balance Sheets

                                                              November 30,   August 31,
                                                                  1997           1998
                                                                             (Unaudited)
                                                              -------------- -------------
                                                                      (IN THOUSANDS)
                            ASSETS
Current Assets:
 Cash and cash equivalents ...................................    $  9,974 $ 151,364
 Short-term investments ......................................      23,601     7,738
 Receivables, less allowances of $100 ........................       7,425    13,532
 Inventories .................................................         866     1,706
 Prepaid expenses and other current assets ...................       4,077    12,356
                                                                 ------------ ------------
Total Current Assets .........................................      45,943      $ 186,696

Property and Equipment - at cost - less accumulated
 depreciation of $53,917 and $62,614 at November 30
 and August 31, respectively .................................     166,078   194,940

Other Assets:
 Cash surrender value of life insurance ......................       3,590     3,732
 Equity investments ..........................................      45,844    45,079
 Goodwill, less accumulated amortization of $382 and
 $1,148 at November 30 and August 31, respectively ...........      40,400    39,634
 Long-term investments .......................................         500       500
 Other .......................................................         468       799
                                                                ------------ ------------
                                                                    90,802    89,744
                                                                ------------ ------------
Total Assets .................................................    $302,823 $ 471,380
                                                                ============ ============

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable ............................................    $  6,898 $   5,921
 Deferred income .............................................      49,338    82,053
 Current portion of note payable .............................      13,295     1,656
 Other current liabilities ...................................       1,388     3,330
                                                                ------------ ------------
Total Current Liabilities ....................................      70,919    92,960

Notes payable ................................................       1,007     2,775
Deferred income taxes ........................................      20,990    24,904
Commitments and Contingencies (Note 5)
Shareholders' Equity
 Class A Common Stock, $.01 par value, 80,000,000 shares
   authorized; 5,342,042 and 10,460,100 issued at November 30
   and August 31, respectively ...............................          53       105
 Class B Common Stock, $.01 par value, 40,000,000 shares
   authorized; 33,154,920 and 32,642,533 issued at November 30
   and August 31, respectively ...............................         332       326
 Additional paid-in capital ..................................      86,437   205,211
 Retained earnings ...........................................     125,457   147,260
                                                                ------------ ------------
                                                                   212,279   352,902
 Less unearned compensation-restricted stock .................       2,372     2,161
                                                                ------------ ------------
Total Shareholders' Equity ...................................     209,907   350,741
                                                                ------------ ------------
Total Liabilities and Shareholders' Equity ...................    $302,823      $ 471,380
                                                                ============ ============

See accompanying notes.

                      INTERNATIONAL SPEEDWAY CORPORATION
                Condensed Consolidated Statements of Operations

                                                        Three Months ended
                                                       August 31,  August 31,
                                                          1997        1998
                                                      (Unaudited)  (Unaudited)
                                                     _________________________
                                                       (In Thousands, Except
                                                          Per Share Data)
REVENUES:

  Admissions, net....................................   $16,337    $ 5,184
  Motorsports related income.........................    11,159       9,187
  Food, beverage and souvenir income.................     5,064       3,054
  Other income.......................................       546         397
                                                     ___________   __________
                                                         33,106      17,822
EXPENSES:

  Direct expenses:
    Prize and point fund monies
      and NASCAR sanction fees.......................     5,718       2,443
    Motorsports related expenses.....................     5,813       5,449
    Food, beverage and souvenir expenses.............     2,941       2,288
  General and administrative expenses................     7,161       9,020
  Depreciation and amortization .....................     2,711       3,309
                                                     ___________   __________
                                                         24,344      22,509
                                                     ___________   __________

Operating income (loss)..............................     8,762      (4,687)
Interest income, net ................................       460       1,385
Equity in net income from equity investments ........       697         131
                                                     ___________   __________
Income (loss) before income taxes....................     9,919      (3,171)
Income taxes (benefit) ..............................     3,934      (1,227)
                                                     ___________   __________

Net income (loss) ...................................   $ 5,985     $(1,944)
                                                     ===========   ==========
Basic net income (loss) per share (Note 2) ..........   $  0.16     $(  .05)
                                                     ===========   ==========
Diluted net income (loss) per share (Note 2) ........   $  0.16     $(  .05)
                                                     ===========   ==========
Dividends per share..................................   $  0.00     $  0.00
                                                     ===========   ==========

See accompanying notes.

                      INTERNATIONAL SPEEDWAY CORPORATION
                Condensed Consolidated Statements of Income

                                                          Nine Months ended
                                                     August 31,       August 31,
                                                        1997             1998
                                                     (Unaudited)     (Unaudited)
                                                     _________________________
                                                       (In Thousands, Except
                                                          Per Share Data)
REVENUES:
  Admissions, net....................................  $ 56,946     $  54,432
  Motorsports related income.........................    37,033        50,104
  Food, beverage and souvenir income.................    19,362        18,666
  Other income.......................................     1,261        1,095
                                                     ___________   ___________
                                                        114,602       124,297
EXPENSES:

  Direct expenses:
    Prize and point fund monies
      and NASCAR sanction fees.......................    16,831        19,727
    Motorsports related expenses.....................    16,520         22,119
    Food, beverage and souvenir expenses.............    11,264         10,396
  General and administrative expenses................    20,097         26,365
  Depreciation and amortization .....................     6,950          9,593
                                                     ___________   ___________
                                                         71,662         88,200
                                                     ___________   ___________

Operating income.....................................    42,940         36,097
Interest income, net ................................     2,624          2,013
Equity in net loss from equity investments...........       (95)          (111)
Gain on sale of equity investment ...................        --          1,245
                                                     ___________   ___________
Income before income taxes...........................    45,469         39,244
Income taxes.........................................    17,523         14,993
                                                     ___________   ___________

Net income...........................................  $ 27,946      $  24,251
                                                    ===========   ===========
Basic net income per share (Note 2) .................  $   0.73     $    0.62
                                                     ===========   ===========
Diluted net income per share (Note 2) ...............  $   0.73      $    0.62
                                                     ===========   ===========

Dividends per share..................................  $   0.06      $    0.06
                                                     ===========   ===========

See accompanying notes.

                      International Speedway Corporation
            Condensed Consolidated Statements of Shareholders' Equity



                                          CLASS A    CLASS B
                                          COMMON     COMMON                               UNEARNED
                                           STOCK      STOCK     ADDITIONAL              COMPENSATION-       TOTAL
                                          $.01 PAR   $.01 PAR    PAID-IN     RETAINED     RESTRICTED      SHAREHOLDERS'
                                           VALUE      VALUE      CAPITAL     EARNINGS       STOCK            EQUITY
                                          --------   ---------   ---------   ---------    -----------     --------------
                                                                         (IN THOUSANDS)

BALANCE AT NOVEMBER 30, 1996 ...........  $   40         $344     $82,236    $ 98,119        $(1,450)        $179,289

Activity 12/1/96 - 8/31/97 - unaudited:
  Net income ...........................      --           --          --      27,946             --           27,946
  Cash dividends ($.06 per share)             --           --          --      (2,310)            --           (2,310)
  Additional expense of Class A Common
    Stock Offering .....................      --           --         (46)         --             --              (46)
  Increase in equity investment ........      --           --       2,263          --             --            2,263
  Restricted stock granted .............      --            1       1,984          --         (1,985)              --
  Reacquisition of previously issued
    common stock .......................      --           --          --        (148)            --             (148)
  Conversion of Class B Common Stock to
    Class A Common Stock ...............      12          (12)         --          --             --               --
  Amortization of unearned compensation.      --           --          --          --            789              789

                                          --------    --------    --------   ---------      ----------     ------------
BALANCE AT AUGUST 31, 1997 - UNAUDITED        52          333      86,437     123,607         (2,646)         207,783

Activity 9/1/97 - 11/30/97 - unaudited:
  Net income ...........................      --           --          --       1,850             --            1,850
   Conversion of Class B Common Stock to
    Class A Common Stock ...............       1           (1)         --          --             --               --
  Amortization of unearned compensation.      --           --          --          --            274              274

                                          --------    --------    --------   ---------      ----------     ------------
BALANCE AT NOVEMBER 30, 1997 ...........      53          332      86,437     125,457         (2,372)         209,907

Activity 12/1/97  - 8/31/98 - unaudited:
  Net income ...........................      --           --          --      24,251                          24,251
  Public offering - Class A Common Stock      46            -     117,654          --             --          117,700
  Cash dividends ($.06 per share)              -           --          --      (2,310)            --           (2,310)
  Increase in equity investment ........       -           --         115          --             --              115
  Restricted stock granted .............      --           --         680          --            (680)             --
  Reacquisition of previously issued
    common stock .......................      --           --         (57)       (138)            --             (195)
  Conversion of Class B Common Stock to
    Class A Common Stock ...............       6           (6)         --          --             --               --
  Forfeiture of restricted shares ......      --           --        (110)         --            110               --
  Income tax benefit related to restricted
    stock plan .........................      --           --         492          --             --              492
  Amortization of unearned compensation.      --           --          --          --            781              781
                                          --------    --------   ---------   ---------      ----------     ------------
BALANCE AT AUGUST 31, 1998 - UNAUDITED    $  105         $326    $205,211    $147,260        $(2,161)        $350,741
                                          ========    ========   =========   =========      ==========     ============




See accompanying notes.

                       International Speedway Corporation
                 Condensed Consolidated Statements of Cash Flows

                                                        Nine Months ended
                                                  August 31,      August 31,
                                                     1997            1998
                                                 (Unaudited)      (Unaudited)
                                                ______________________________
                                                          (In Thousands)
OPERATING ACTIVITIES
Net income......................................   $ 27,946        $ 24,251
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization ..............      6,950           9,593
    Amortization of unearned compensation.......        789             781
    Deferred income taxes.......................      3,325           4,138
    Undistributed loss from equity investments .         95             111
    Gain on sale of equity investment ..........                        (1,245)
  Changes in Operating Assets and Liabilities:
    Receivables.................................       (457)            (6,107)
    Inventories.................................        455               (840)
    Prepaid expenses and other current assets...     (1,472)            (8,279)
    Other assets................................       (203)              (351)
    Accounts payable............................      2,212               (978)
    Deferred income.............................       (351)            32,715
    Other current liabilities...................      2,071              2,549
                                                ______________________________
Net Cash Provided by Operating Activities.......     41,360             56,338

INVESTING ACTIVITIES
  Acquisition of investments....................    (88,708)          (142,058)
  Proceeds from maturities of investments.......    158,047            157,921
  Capital expenditures..........................    (25,467)           (37,667)
  Cash surrender value of life insurance........       (113)              (142)
  Proceeds from sale of equity investment.......         --              5,270
  Acquisition of Watkins Glen interest,
   net of cash..................................       (996)
  Acquisition of Phoenix, net of cash ..........    (43,868)
  Additional investments in equity investments..    (17,696)              (410)
                                                ________________________________
Net Cash Used in
  Investing Activities..........................    (18,801)           (17,086)

FINANCING ACTIVITIES
 Payment of notes payable                                --            (13,057)
 Reacquisition of previously issued
   common stock.................................       (148)              (195)
 Issuance of Class A Common Stock                                      117,700
 Additional expense of Class A Common Stock
   Offering.....................................        (46)               -
 Cash dividends paid ...........................     (2,310)            (2,310)
                                                ________________________________
Net Cash (Used in) Provided by
   Financing Activities.........................     (2,504)           102,138
                                                ________________________________
Net Increase in Cash and Cash Equivalents ......     20,055            141,390
Cash and Cash Equivalents at Beginning of Period      8,057              9,974
                                                ________________________________
Cash and Cash Equivalents at End of Period ......  $ 28,112           $151,364
                                                ================================

See accompanying notes.

                       International Speedway Corporation
              Notes to Condensed Consolidated Financial Statements
                                                        August 31, 1998
                                 (Unaudited)

NOTE 1. -- BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and generally accepted accounting principles but do not include all of the information and disclosures required for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K. In management's opinion, the statements include all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to conform to the financial presentation at August 31, 1998.

Because of the seasonal concentration of racing events, the results of operations for the three-month and nine-month periods ended August 31, 1997 and August 31, 1998 are not indicative of the results to be expected for the year.

Note 2. -- EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", during the first quarter of fiscal 1998. This statement requires the Company to present "Basic" and "Diluted" earnings per share on the face of the income statement for current periods and to restate earnings per share for prior periods. Weighted average shares outstanding for the periods presented are:

                                        Basic               Diluted
                                        ----------          ----------
     Three months ended August 31, 1997      38,189,652          38,329,197
     Nine months ended August 31, 1997       38,184,085          38,314,226
     Three months ended August 31, 1998      40,864,391          40,864,391
     Nine months ended August 31, 1998       39,100,175          39,259,164

The difference between basic weighted average shares and diluted weighted average shares is related to shares issued under the Company's Long-term Incentive Stock Plans, using the treasury stock method as prescribed by the standard.

NOTE 3. -- RELATED PARTY DISCLOSURES AND TRANSACTIONS

All of the racing events that take place during the Company's fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association ("AHRMA"), the American Motorcyclist Association ("AMA"), the Automobile Racing Club of America ("ARCA"), the Championship Cup Series ("CCS"), the Federation Internationale de l'Automobile ("FIA"), the Federation Internationale Motocycliste ("FIM"), the International Race of Champions ("IROC"), the Indy Racing League ("IRL"), the Sports Car Club of America

("SCCA"), the Sportscar Vintage Racing Association ("SVRA"), the United States Auto Club ("USAC"), the United States Road Racing Championship ("USRRC"), the World Karting Association ("WKA"), and the National Association for Stock Car Auto Racing, Inc. ("NASCAR"). NASCAR, which sanctions some of the Company's principal racing events, is a member of the France Family Group which controls in excess of 55% of the combined voting power of both classes of Common Stock of the Company and some members of which serve as directors and officers. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors totaled approximately $4.8 million and $13.8 million for the three-month and nine-month periods ended August 31, 1997, respectively, and approximately $1.9 million and $15.8 million for the three-month and nine-month periods ended August 31, 1998, respectively.

NOTE 4. -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for income taxes and interest for the nine months ended August 31, 1997 and August 31, 1998 is as follows:

                                           1997                  1998
                                        ________________________________
                                             (Thousands of Dollars)

                  Income taxes paid        $12,985               $12,385
                                        ================================
                  Interest paid            $   31                $   926
                                        ================================


NOTE 5. -- LEGAL PROCEEDINGS

The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation is likely to have a material adverse effect on the Company's financial condition or results of operations. In addition to such routine litigation incident to its business the Company faces exposure from other legal proceedings as described below.

The Company's indirect corporate subsidiary, Americrown Service Corporation ("Americrown"), is the sole defendant in a class action proceeding in the Circuit Court of Talladega County, Alabama which was filed in October 1996. The plaintiffs allege, among other things, that Americrown engaged in price-fixing activities in connection with the sale of racing souvenirs and merchandise at the Talladega Superspeedway. The suit seeks to recover at least $500 for each member of the class but does not otherwise seek to recover compensatory or punitive damages or statutory attorneys' fees. A class consisting of persons who purchased racing souvenirs at Talladega Superspeedway since September 1992 was certified on July 30, 1998 by the court. Americrown has moved for reconsideration and intends to appeal the ruling to the Alabama Supreme Court. Americrown disputes the allegations and intends to defend the action fully and vigorously.

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

Management is presently unable to predict or quantify the outcome of these matters

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


                                             Pro forma - unaudited
                                             for the nine months
                                        ended August 31, 1997
                                             ________________________
Total revenues                                   $ 119,363
Net income                                               25,635
Basic net income per share                                  .67
Diluted net income per share                                .67





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

NOTE 8. -- LONG-TERM INCENTIVE STOCK PLANS

On April 1, 1998 a total of 22,236 restricted shares of the Company's Class A Common Stock were awarded to certain officers and managers under the Company's Long-term Incentive Plan (the "1996 Plan"). The market value of shares awarded amounted to approximately $680,000, and has been recorded as unearned compensation -- restricted stock, which is shown as a separate component of shareholders' equity in the accompanying condensed consolidated balance sheets. The unearned compensation is being amortized over the vesting period of the shares. The total expense for restricted stock awards charged against operations during the nine months ended August 31, 1997 and August 31, 1998 was approximately $789,000 and $781,000, respectively.

NOTE 9. -- CREDIT FACILITY

In May of 1998, the Company entered into a five-year, unsecured, $100 million revolving line of credit facility. Borrowings under the Credit Facility will bear interest at the applicable LIBOR rate plus 40-80 basis points depending on certain financial criteria. The Credit Facility includes customary representations and warranties, covenants, defaults and conditions. At August 31, 1998 there were no borrowings under the Credit Facility.

NOTE 10 -- CLASS A COMMON STOCK OFFERING

During July of 1998 the Company sold an additional 4,600,000 shares of Class A Common Stock in a primary offering, including the Underwriters' over-allotment, at a price to the public of $27.00. The net proceeds to the Company were approximately $117.7 million, after deduction of underwriting discounts and commissions and estimated expenses of the offering. The Company intends to use the net proceeds of the offering to fund its estimated investment in the proposed Kansas International Speedway, as well as to partially fund completion of additions and improvements to the Company's existing motorsports facilities, and for working capital and other corporate purposes.

               PART I.      FINANCIAL INFORMATION

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

General

The Company derives revenues primarily from (i) admissions to racing events and motorsports activities held at its facilities, (ii) revenue generated in conjunction with or as a result of motorsports events and activities conducted at the Company's facilities, and (iii) catering, concession and souvenir sales made during or as a result of such events and activities.

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

The following table sets forth, for each of the indicated periods, certain selected income statement data as a percentage of total revenues:

                                                   Three Months ended                     Nine Months Ended
                                                       August 31,                              August 31,
                                                    1997          1998                    1997          1998
                                                 (Unaudited)   (Unaudited)             (Unaudited)   (Unaudited)
                                                 _________________________             _________________________

Revenues:

  Admissions, net.............................       49.4%        29.1%               49.7%          43.8%
  Motorsports related income..................       33.7         51.6                     32.3           40.3
  Food, beverage and souvenir income..........       15.3         17.1                     16.9           15.0
  Other income................................        1.6          2.2                      1.1            0.9
                                                   ________      ________               ________       _______
    Total revenues ...........................      100.0%        100.0%                  100.0%         100.0%

Expenses:

  Direct expenses:
    Prize and point fund monies
      and NASCAR sanction fees................      17.3           13.7                    14.7           15.9
    Motorsports related expenses..............      17.5           30.6                    14.4           17.8
    Food, beverage and souvenir expenses......       8.9           12.8                     9.8            8.4
  General and administrative expenses.........      21.6           50.6                    17.5           21.2
  Depreciation and amortization ..............       8.2           18.6                     6.1            7.7
                                                   ________      ________               ________       _______
    Total expenses ...........................      73.5          126.3                    62.5           71.0
                                                   ________      ________               ________       _______
Operating income (loss) ......................      26.5          (26.3)                   37.5           29.0
Interest income, net .........................       1.4            7.8                     2.3            1.7
Equity in net income (loss) from equity
  investments.................................       2.1             .7                    (0.1)          (0.1)
Gain on sale of equity investment ............        --             --                      --            1.0
                                                   ________      ________               ________       _______
Income (loss) before income taxes ............      30.0          (17.8)                   39.7           31.6
Income tax expense (benefit) .................      11.9           (6.9)                   15.3           12.1
                                                   ________      ________               ________       _______
Net income (loss) ............................      18.1%         (10.9%)                  24.4%          19.5%


Seasonality and Variability of Quarterly Results

The Company derives most of its income from event admissions and related revenue from a limited number of NASCAR-sanctioned races. As a result, the Company's business has been, and is expected to remain, highly seasonal based on the timing of major events. For example, one of Darlington Raceway's ("Darlington") Winston Cup Series events is traditionally held on the Sunday preceding Labor Day. Accordingly, the timing of the Labor Day holiday in 1997 and 1998 resulted in the revenue and expenses for that race and the related supporting events being recognized in the quarter ended August 31 in fiscal 1997, while not being recognized until the quarter ending November 30 in fiscal 1998. Further, in July 1998 the Company announced the postponement of the NASCAR Winston Cup Series Pepsi 400 at Daytona from July 4, 1998 to October 17, 1998 as a result of the nationally publicized forest fire emergency throughout the state of Florida. The rescheduling of the Pepsi 400 at Daytona will result in event-related revenues and expenses being recognized in the quarter ending November 30, 1998 while corresponding revenues and expenses were recognized in the quarter ended August 31 in fiscal 1997. Accordingly, the Company's results of operations are not necessarily comparable on a period-to-period basis. As Management does not expect a material adverse impact related to the rescheduling of the Pepsi 400 at Daytona, results for the three-month and nine-month periods of the current year, as compared to the same periods of the prior year, are not indicative of the results to be expected for fiscal year 1998 as compared to fiscal year 1997.

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

Comparison of the Three and Nine Months Ended August 31, 1998 to the Three and Nine Months Ended August 31, 1997

Admissions revenue decreased approximately $11.2 million, or 68.3%, for the three months ended August 31, 1998 as compared to the three months ended August 31, 1997. The decrease was primarily attributable to the impact of the timing of the NASCAR Winston Cup Series events at Daytona International Speedway ("Daytona") and Darlington, as described above, partially offset by increased admissions for events at Watkins Glen.

Admissions revenue decreased approximately $2.5 million, or 4.4%, for the nine months ended August 31, 1998 as compared to the nine months ended August 31, 1997. The decrease in admissions revenue associated with the timing of major NASCAR events at Daytona and Darlington was largely offset by increased seating capacity and attendance, as well as an increase in the weighted average price of tickets sold, for the Speedweeks events conducted at Daytona. The remaining offsetting increase was primarily attributable to the NASCAR events conducted at Talladega Superspeedway ("Talladega"), Darlington and Watkins Glen and, to a lesser extent, events held at Phoenix for which there were no comparable revenues in 1997.

Motorsports related income decreased approximately $2.0 million, or 17.7%, during the three months ended August 31, 1998 as compared to the three months ended August 31, 1997. The decrease attributable to the timing of the NASCAR Winston Cup Series events at Daytona and Darlington was partially offset by increases in television broadcast rights fees and sponsorship revenues associated with the NASCAR Winston Cup Series event at Watkins Glen and, to a lesser extent, increases in track rental and royalty revenue.

Motorsports related income increased approximately $13.1 million, or 35.3%, during the nine months ended August 31, 1998 as compared to the nine months ended August 31, 1997. Exclusive of the impact of the timing of the NASCAR Winston Cup Series events held in the third quarter in 1997 and the fourth quarter in 1998, approximately three-quarters of this increase was attributable to the Speedweeks events at Daytona and the NASCAR events conducted at Talladega, Darlington and Watkins Glen. These increases were primarily related to increased television broadcast rights fees and, to a lesser extent, increases in sponsorship, luxury suite and hospitality rentals, and advertising revenues. The majority of the remaining increase was attributable to events conducted at Phoenix, for which there was no comparable revenue in 1997.

Food, beverage and souvenir income decreased approximately $2.0 million, or 39.7%, during the three months ended August 31, 1998, as compared to the three months ended August 31, 1997. The decrease was primarily attributable to the timing of major NASCAR events at Daytona and Darlington, as described above, partially offset by the growth in sales of souvenirs at the gift shop adjacent to DAYTONA USA.

Food, Beverage and Souvenir income decreased approximately $696,000, or 3.6%, during the nine months ended August 31, 1998 as compared to the nine months ended August 31, 1997. This decrease was primarily attributable to the impact of the timing of NASCAR Winston Cup Series events at Daytona and Darlington. The discontinuation of services to certain events conducted at facilities not owned by the Company and the decrease in revenues for the second quarter NASCAR Winston Cup Series event conducted at Talladega as compared to the rained out and rescheduled event in the prior year, which experienced increased revenues as a result of spectator attendance over multiple event days, further contributed to the decrease in food, beverage and souvenir income during the period. These decreases were partially offset by increased attendance and, to a lesser extent, increases in certain prices at Daytona's Speedweeks events, strong sales of souvenirs at the gift shop adjacent to DAYTONA USA and fees from third party vendors at Phoenix.

Prize and point fund monies and NASCAR sanction fees decreased $3.3 million, or 57.3%, and increased $2.9 million, or 17.2%, for the three months and nine months ended August 31, 1998, respectively, as compared to the same periods of the prior year. For the three months ended August 31, 1998, the decrease was attributable to the timing of the NASCAR events at Daytona and Darlington. For the nine months ended August 31, 1998, excluding the impact in the third quarter related to the timing of the certain events as discussed above, substantially all of the increase was related to the NASCAR events conducted at Daytona, Talladega, Darlington and Watkins Glen. These increases were primarily attributable to increased television broadcast rights fees because standard NASCAR sanctioning agreements require that a specified percentage of television broadcast rights fees be paid as a part of prize money. The remaining increase in the nine-month period was attributable to the NASCAR Craftsman Truck Series event conducted at Phoenix in the second quarter, for which there was no comparable event in fiscal 1997.

Motorsports related expenses decreased $364,000, or 6.3%, and increased $5.6 million, or 33.9%, for the three months and nine months ended August 31, 1998, respectively, as compared to the same periods of the prior year. The decrease during the three months ended August 31, 1998 was primarily due to the timing of the NASCAR events at Daytona and Darlington, partially offset by an increase in expenses associated with the rescheduling of the Pepsi 400 at Daytona as well as increases in personnel related costs, advertising, non-NASCAR costs of competition and other direct expenses. Over one-half of the increase for the nine-month period was attributable to the timing of the acquisitions of Phoenix and Watkins Glen in the prior year. The remaining increase was due to increases in personnel related costs, advertising, non-NASCAR costs of competition and other direct expenses as well as current period costs of rescheduling the Pepsi 400 at Daytona, partially offset by a decrease in expenses associated with the timing of the NASCAR events at Daytona and Darlington.

Food, beverage and souvenir expense decreased approximately $653,000, or 22.2%, and $868,000, or 7.7%, for the three-month and nine-month periods ended August 31, 1998, respectively, as compared to the same periods of the prior year. These decreases were primarily attributable to the timing of the NASCAR events at Daytona and Darlington, as discussed above, partially offset by increased product costs at the gift shop adjacent to DAYTONA USA, increases in personnel and other related expenses and the current period costs of rescheduling the Pepsi 400 at Daytona. Further, expenses were lower during the nine-month period, as compared to the same period of the prior year, due to the impact of additional expenses associated with the rain out and rescheduling of a NASCAR Winston Cup Series event at Talladega in the second quarter of fiscal 1997.

General and administrative expenses increased $1.9 million, or 26.0%, and $6.3 million, or 31.2%, for the three months and nine months ended August 31, 1998, respectively, as compared to the same periods of the prior year. The increases related to the timing of the acquisitions of Phoenix and Watkins Glen in the prior year, as well as the expense of assisting in local fire fighting efforts, accounted for approximately 30% and 40% of the increases for the three months and nine months ended August 31, 1998, respectively. Exclusive of the expenses of the fire fighting efforts and the timing of revenue recognition associated with the Pepsi 400 at Daytona and the NASCAR Winston Cup Series event at Darlington, general and administrative expenses as a percentage of total revenues remained relatively constant for the three-month and nine-month periods ended August 31, 1998 as compared to the same periods of the prior year.

Depreciation and amortization expense increased approximately $598,000, or 22.1%, and $2.6 million, or 38.0%, for the three months and nine months ended August 31, 1998, respectively, as compared to the same periods of the prior year. For the three months ended August 31, 1998, more than one-quarter of this increase was attributable to Phoenix, including the amortization of goodwill, for which there was no comparable expense in 1997. For the nine months ended August 31, 1998, more than one-half of this increase was attributable to the timing of the acquisitions of Phoenix and Watkins Glen in the prior year. The remaining increases were attributable to ongoing improvements at the Company's other facilities.

The Company experienced an approximately $925,000 increase and $611,000 decrease in net interest income for the three months and nine months ended August 31, 1998, respectively, as compared to same periods of the prior year, as a result of lower average investment balances prior to the investment of the proceeds of the Class A Common Stock Offering in July 1998 and interest expense related to the notes payable associated with the Phoenix acquisition and the second quarter purchase of an additional 5% interest in Homestead-Miami Speedway, LLC ("Homestead").

Equity in net income (loss) from equity investments represents the Company's pro rata share of the current income and losses from its equity investments and the amortization of the Company's investment in excess of its share of the
investee's underlying net assets.   During the three months and nine months
ended August 31, 1998 this included the Company's approximately 11% indirect investment in Penske Motorsports ("PMI"), its 40% investment in Homestead, which was increased to 45% in March 1998, and its approximately 7% investment in Grand Prix Association of Long Beach ("Long Beach"), which was sold in March 1998. The comparable periods of the prior year included net losses from PMI and the Company's 50% investment in Watkins Glen through March 31, 1997.

The gain on sale of equity investments of approximately $1.2 million was a result of the Company selling its equity investment in Long Beach in March of 1998. The Company sold its investment in conjunction with Dover Downs Entertainment, Inc.'s announced plans to merge with Long Beach. The after tax impact of this transaction was a gain of approximately $850,000.

As a result of the foregoing, the Company's net income decreased approximately $7.9 million, or 132.5%, and $3.7 million, or 13.2%, for the three months and nine months ended August 31, 1998, respectively, as compared to the same periods of the prior year.

Liquidity and Capital Resources

General

The Company has historically generated sufficient cash flow from operations to fund its working capital needs and capital expenditures at existing facilities, as well as to pay an annual cash dividend. At August 31, 1998, the Company had working capital of $93.7 million, compared to a working capital deficit of $25.0 million at November 30, 1997. This was primarily attributable to the Class A Common Stock Offering discussed below under "Cash Flows". There were no borrowings under the Company's credit facility at August 31, 1998.

Cash Flows

Net cash provided by operating activities was approximately $56.3 million for the nine months ended August 31, 1998, as compared to $41.4 million for the nine months ended August 31, 1997. The difference between the Company's August 31, 1998 net income of $24.3 million and the $56.3 million of operating cash flow was primarily attributable to an increase in deferred income of $32.7 million, depreciation and amortization of $9.6 million, an increase in deferred income taxes of $4.1 and a net increase in other current liabilities and accounts payable of $1.6, partially offset by an increase in prepaid expenses and other current assets of $8.3 million, an increase in accounts receivable of $6.1 million, and the gain of $1.2 million from the sale of Grand Prix of Long Beach.

Investing activities included capital expenditures of approximately $37.7 million, partially offset by net proceeds from maturities of investments of $15.9 million and approximately $5.3 million in proceeds from the sale of the Company's investment in Long Beach.

Net cash provided by financing activities was $102.1 million for the nine months ended August 31, 1998, compared to net cash used by financing activities of
$2.5 million  for the nine months ended August 31, 1997.   Net cash provided by
financing activities included the net proceeds from the July 1998 Class A Common Stock of approximately $117.7 million, partially offset by payments totaling approximately $13.1 million on the note payable related to the Phoenix acquisition and dividends paid of $2.3 million.

Capital Expenditures

Capital expenditures totaled approximately $37.7 million for the nine months ended August 31, 1998, compared to $25.5 million for the nine months ended August 31, 1997. Capital expenditures during the nine months ended August 31, 1998 related primarily to increased seating capacity at the Company's superspeedways, additional luxury suites at Daytona and Talladega and track lighting at Daytona.

The Company expects to make approximately $56.9 million of additional capital expenditures for approved projects within the next 24 months to increase grandstand seating capacity, to construct luxury suites, and for a number of other improvements to the Company's motorsports facilities, as well as for land and preliminary construction at Kansas International Speedway as discussed below.

Future Liquidity

In May 1998, the Company entered into a five-year, unsecured, $100 million revolving line of credit facility with First Union National Bank, N.A. (the "Credit Facility"). Borrowings under the Credit Facility will bear interest at the applicable LIBOR rate plus 40-80 basis points depending on certain financial criteria. The Credit Facility includes customary representations and warranties, covenants, defaults and conditions. The Credit Facility is intended to be used for short-term working capital and to finance the development and/or acquisition of additional motorsports facilities. There were no borrowings under the Credit Facility at August 31, 1998.

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

The Company believes that cash flow from operations, along with the remaining net proceeds of the July 1998 Class A Common Stock offering, will be sufficient to fund the Company's operations and approved capital expenditures for the foreseeable future. In addition, the Company intends to pursue further development and/or acquisition opportunities, the timing, size and success as well as associated potential capital commitments of which are unpredictable. Accordingly, a material acceleration in the Company's growth strategy could require the Company to obtain additional capital through debt and/or equity financings. Although there can be no assurance, management believes that adequate debt or equity financing would be available on satisfactory terms.

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

Industry Sponsorships and Government Regulation

The motorsports industry generates significant recurring revenue from the promotion, sponsorship and advertising of various companies and their products. Actual or proposed government regulation can adversely impact the availability to motorsports of this promotion, sponsorship and advertising revenue. Advertising by the tobacco and alcoholic beverage industries is generally subject to greater governmental regulation than advertising by other sponsors of the Corporations's events. Since August of 1996 there have been several thus far unsuccessful governmental attempts to impose restrictions on the advertising and promotion of cigarettes and smokeless tobacco, including sponsorship of motorsports activities. These regulatory efforts if successfully implemented would have prohibited the present practice of tobacco brand name sponsorship of, or identification with, motorsports events, entries and teams. At this point the ultimate outcome of these or future government efforts to regulate the advertising and promotion of cigarettes and smokeless tobacco is uncertain and the impact, if any, on the motorsports industry is unclear.

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

An assessment of the Year 2000 exposure related to information technology systems has been made and the plans to resolve the related issues are being implemented. Most major information technology systems have already been updated or replaced with applications that are Year 2000 compliant in the normal course of business. The Company believes it will be able to achieve Year 2000 compliance with regard to information technology systems by the end of fiscal 1998.

The Company suspects that some of its non-information technology systems, such as exhibit controllers, elevators, heating and air-conditioning systems, etc., with date sensitive software and embedded microprocessors may be affected, and evaluation is underway. An estimate of the costs of correcting or replacing critical non-information technology systems is incomplete.

The Company has also developed a plan of communication with significant business partners to identify and minimize disruptions to the Company's operations resulting from the Year 2000 issue. There can be no certainty that the computer programs and business systems of third parties on which the Company relies will not have an adverse effect on the Company's operations. However, because of the nature of its business, the Company believes at this time that a failure of the Company's vendors, sponsors or customers to resolve issues involving the Year 2000 problem will not be material.

The Company anticipates completing substantially all of its Year 2000 preparation during fiscal 1999. In the event the Company falls behind on its timetable for achieving Year 2000 compliance, additional internal resources will be focused on completing critical projects and developing contingency plans.
The Company at this time believes that it will satisfactorily resolve all significant Year 2000 problems and that the related costs will not be material. Estimates of Year 2000 related costs are based on numerous assumptions, including the continued availability of certain resources, the ability to correct all relevant information and non-information technology systems and third party modification plans. There is no guarantee that the estimates will be achieved and actual costs could differ materially from those anticipated.


                         PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation is likely to have a material adverse effect on the Company's financial condition or results of operations. In addition to such routine litigation incident to its business the Company faces exposure from other legal proceedings as described below.

The Company's indirect corporate subsidiary, Americrown Service Corporation ("Americrown"), is the sole defendant in a class action proceeding in the Circuit Court of Talladega County, Alabama which was filed in October 1996. The plaintiffs allege, among other things, that Americrown engaged in price-fixing activities in connection with the sale of racing souvenirs and merchandise at the Talladega Superspeedway. The suit seeks to recover at least $500 for each member of the class but does not otherwise seek to recover compensatory or punitive damages or statutory attorneys' fees. A class consisting of persons who purchased racing souvenirs at Talladega Superspeedway since September 1992 was certified on July 30, 1998 by the court. Americrown has moved for reconsideration and intends to appeal the ruling to the Alabama Supreme Court. Americrown disputes the allegations and intends to defend the action fully and vigorously.

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

Management is presently unable to predict or quantify the outcome of these matters










Item 5. Exhibits and Reports on Form 8-K

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

Copies of the press releases were attached to the report as Exhibit 99.1 and
Exhibit 99.2, respectively.
                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      INTERNATIONAL SPEEDWAY CORPORATION
                                                  (Registrant)


Date    October 14, 1998                /s/ James C. France
                                      _____________________________________
                                       James C. France, President

Date    October 14, 1998                /s/ Susan G. Schandel
                                      _____________________________________
                                       Susan G. Schandel,
                                         Chief Financial Officer