Form 10-K405
period 1998-11-30
INTERNATIONAL SPEEDWAY CORP
filed 1999-02-09
CIK 51548

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549
(Mark One)
[x]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 1998
                                    OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 13, 1999 was $844,051,914 based upon the last reported sale price of the Class A Common Stock on the NASDAQ National Market System that date and the assumption that all directors and executive officers of the Company, and their families, are affiliates. At January 1, 1999, there were no shares of Common Stock, $.10 par value per share, 11,783,598 shares of Class A Common Stock, $.01 par value per share, and 31,291,621 shares of Class B Common Stock, $.01 par value per share, outstanding.

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

                                  PART I
ITEM 1.  BUSINESS

GENERAL

   International Speedway Corporation (together with its wholly-owned subsidiaries, "ISC" or the "Company" unless otherwise required by the context), a leading promoter of motorsports activities in the United
States, owns and/or operates five of the nation's premier motorsports facilities--Daytona International Speedway in Florida; Talladega Superspeedway in Alabama; Phoenix International Raceway in Arizona; Darlington Raceway in South Carolina; and the Watkins Glen International road course facility in upstate New York. Other motorsports interests include the operation of Tucson Raceway Park in Arizona, a 45% indirect interest in the operations of the Miami Homestead Speedway in Miami, Florida and an approximately 12% indirect interest in Penske Motorsports, Inc. The Company currently promotes over 80 stock car, sports car, truck, motorcycle and other racing events annually, including eight NASCAR Winston Cup Series championship point races, two Winston Cup Series non-championship point events, five Busch Grand National Series races, the premier sports car endurance event in the United States (the Rolex 24 at Daytona) and a number of prestigious motorcycle races. The Company also owns and operates MRN Radio, the nation's largest independent sports radio network, and DAYTONA USA--The Ultimate Motorsports Attraction, a motorsports-themed entertainment complex that includes interactive media, theaters, historical memorabilia, exhibits and tours of Daytona International Speedway. In fiscal 1998, NASCAR-sanctioned races at the Company's facilities accounted for approximately 79% of the Company's total revenues.

DEVELOPMENTS DURING FISCAL 1998

      During fiscal 1998, the Company continued to expand and enhance its existing facilities. The Company added approximately 41,800 grandstand seats, growing the Company's seating capacity by approximately 11%. In addition to grandstand seating, 43 luxury suites were added at the Company's superspeedways. This 43 percent increase in luxury suites includes 28 "Superstretch" additions at Daytona, marking the first time that suites have been added on the famed backstretch of the historic facility. The Company also completed the $5.8 million track lighting project at Daytona that permits night racing events.

     In March 1998, the Company sold its entire equity interest in Grand Prix Association of Long Beach, Inc., for approximately $5.3 million. The Company recorded a gain of approximately $1.2 million from the sale. The after tax impact of this transaction was a gain of approximately $850,000.

     In May 1998, the Company entered into a five-year unsecured, $100 million revolving line of credit facility (the "Credit Facility"). The Credit Facility is intended to be used for short-term working capital and to finance the development and/or acquisition of additional motorsports facilities.
There were no borrowings under the Credit Facility at November 30, 1998.

     In July 1998, the Company announced the postponement of the NASCAR Winston Cup Series Pepsi 400 at Daytona from July 4, 1998 to October 17, 1998 as a result of the nationally publicized forest fire emergency throughout the state of Florida. This resulted in event-related revenues and expenses being recognized in the fourth quarter of fiscal 1998, compared to the third quarter of fiscal 1997. Despite the postponement and rescheduling of the 1998 Pepsi 400 at Daytona, the event marked the first ever NASCAR Winston Cup Series event run under the new lights at Daytona and the first sellout of that event since its inception.

     During July of 1998, the Company sold an additional 4,600,000 shares of Class A Common Stock in a primary offering, including the Underwriters' over-allotment, at a price to the public of $27.00. The net proceeds to the Company were approximately $117.7 million, after deduction of underwriting discounts and commissions and expenses of the offering. As of November 30, 1998, the Company had used approximately $24.4 million of the net proceeds for the acquisition of land and preliminary construction related to Kansas International Speedway and designated an additional $53.5 million for the
further funding of its investment in that facility.   The Company intends to
use the remaining net proceeds to partially fund completion of additions and improvements to the Company's existing motorsports facilities, and for working capital and other corporate purposes, including the pursuit of further expansion opportunities.

     As noted above, the Company continued to pursue the development of Kansas International Speedway during fiscal 1998. An agreement was formed between the Company and the Unified Government of Wyandotte County/Kansas City, Kansas ("Unified Government") for the construction of a 1.5-mile oval motor speedway near Kansas City, Kansas. The aggregate cost of acquiring and developing the first phase of Kansas International Speedway (which will accommodate approximately 75,000 spectators) is estimated to be approximately $224 million, which will be financed through a variety of mechanisms and government incentives. See "Managements' Discussion and Analysis - Future Liquidity".

     During the year the Company continued to explore potential locations for development of a motorsports facility in the Chicago area through the Motorsports Alliance (owned 50% by the Company and 50% by Indianapolis Motor Speedway). Subsequent to year end, the Motorsports Alliance announced that the City Council of Joliet, Illinois had approved plans to build a 1.5-mile oval superspeedway on land contiguous to the existing Route 66 Raceway. The aggregate cost of acquiring the approximately 930 acres and developing the facility (which will accommodate approximately 75,000 spectators) is estimated to be $100 million.

OPERATIONS

     The Company's operations consist principally of racing events at its six tracks. The Company also owns a 45% indirect interest in the operations of the Miami Homestead Speedway in Florida and an approximately 12% indirect interest in Penske Motorsports, Inc. In addition, the Company owns and operates the DAYTONA USA motorsports-themed entertainment complex, provides catering, merchandising and concession services at certain of its facilities through its wholly-owned subsidiary, Americrown Service Corporation ("Americrown"), and operates two radio networks--MRN Radio and the NASCAR Truck Network (collectively "MRN Radio").

     Approximately $149 million, or 79%, of the Company's fiscal 1998 revenues were attributable to NASCAR-sanctioned races at the Company's facilities, including applicable admissions, luxury suite rentals, sponsorship, television and MRN Radio broadcast rights fees, food and beverage concession and catering, souvenir, advertising and other revenues.

     The Company's fiscal 1998 revenues that were not attributable to NASCAR-sanctioned races at the Company's facilities were derived from a number of sources, including (i) admission and luxury suite rental revenue from racing events sanctioned by bodies other than NASCAR, (ii) admissions and sponsorship fees attributable to DAYTONA USA, (iii) MRN Radio's revenues from the sale of advertising and rights fees paid by broadcast affiliates with respect to events other than NASCAR-sanctioned races at the Company's facilities, (iv) merchandising, food and beverage revenues from the gift shop and snackbar adjacent to DAYTONA USA, (v) Americrown's catering, merchandising and concession revenues for the Company's non-NASCAR racing events, (vi) broadcast and sponsorship fees for such non-NASCAR racing events, and (vii) other revenues unrelated to racing events such as hangar rentals and gas sales at the Talladega Municipal Airport. None of the foregoing non-NASCAR revenue sources accounted for over 5% of the Company's fiscal 1998 revenues.

RACING EVENTS

     The 1998 race schedule for the Company included eight NASCAR Winston Cup Series races (not including the Bud Shootout at Daytona all star event or the Gatorade 125s qualifying races for the Daytona 500), five NASCAR Busch Series
- Grand National Division races and approximately 50 other NASCAR races and events. In addition, in fiscal 1998 the Company promoted over 20 other stock car, sports car, motorcycle and go-kart racing events, including events sanctioned by the United States Road Racing Championship ("USRRC"), the Automobile Racing Club of America ("ARCA"), the Indy Racing League ("IRL"), the United States Auto Club ("USAC"), the Sports Car Club of America ("SCCA"), the American Motorcyclist Association ("AMA"), the World Karting Association ("WKA"), the Championship Cup Series ("CCS"), the American Historic Racing Motorcycle Association ("AHRMA"), Historic Sportscar Racing ("HSR"), and the Sportscar Vintage Racing Association ("SVRA").

    Racing events compete not only with other sports and other recreational events scheduled at the same dates, but with other racing events sanctioned by various racing bodies such as NASCAR, IRL, Championship Auto Racing Teams, Inc. ("CART"), USAC, SCCA, USRRC, ARCA and others. Racing events sanctioned by different organizations are often held on the same dates at separate tracks. Management believes that the type and caliber of promoted racing events, facility location, sight lines, pricing and level of customer conveniences are the principal factors that distinguish competing motorsports facilities.

OTHER OPERATIONS

     MIAMI HOMESTEAD SPEEDWAY. In July 1997, the Company acquired a 40% indirect interest in the operations of the Miami Homestead Speedway located south of Miami, Florida. The Company increased its stake to 45% in March 1998. The Miami facility has a 1.5 mile oval racing track on 320 acres of leased property. The state-of-the-art facility has grandstands that seat approximately 36,000 spectators, 50 suites containing an additional 2,260 seats, and temporary seating for approximately 5,700 additional persons. The Miami facility was the site of a number of significant racing events in 1998, including the Grand Prix of Miami (a CART event) and a NASCAR Busch Series - Grand National Division event. In addition, the facility was recently awarded a NASCAR Winston Cup Series event to be held in November 1999.

     PENSKE MOTORSPORTS. The Company beneficially owns an approximately 12% indirect interest in Penske Motorsports, Inc. ("PMI"), a publicly traded promoter and marketer of motorsports events. PMI owns and operates The California Speedway near Los Angeles, California, Michigan International Speedway in Brooklyn, Michigan, North Carolina Motor Speedway in Rockingham, North Carolina and Nazareth Speedway in Nazareth, Pennsylvania. Major racing events promoted by Penske Motorsports in 1998 included five NASCAR Winston Cup

Series races, five NASCAR Busch Series - Grand National Division races and three Champ Car races sanctioned by CART. Two of the Company's directors serve on the Board of Directors of Penske Motorsports.

     DAYTONA USA. The Company's DAYTONA USA--The Ultimate Motorsports Attraction motorsports-themed entertainment complex is located adjacent to the Daytona International Speedway. DAYTONA USA includes (i) the Velocitorium, which covers approximately 50,000 square feet, stands nearly four stories high and contains numerous highly interactive motorsports exhibits, many of which are sponsored by leading consumer brands; (ii) Speedway Tours, a tram tour of the Daytona International Speedway's garage area, pit road and high banked track; (iii) the Richard Petty Riding Experience at Daytona; and (iv) for groups of fifteen or more, the VIP Tour, which includes a tour of the Winston Tower. Adjoining DAYTONA USA are (a) the Daytona Beach Area Convention and Visitors Official Welcome Center; (b) the Daytona ticket office; (c) a high tech arcade using state of the art video technology and computerized, "virtual" racing simulators; (d) the Pit Shop, which sells DAYTONA USA, Daytona International Speedway, NASCAR and race team clothing, books, collectibles and other officially licensed merchandise; and (e) the Fourth Turn Grill concessions facility. Management believes that DAYTONA USA and these adjoining facilities appeal to individual tourists, tour groups, conventions and the Company's corporate sponsors, thereby (i) increasing the use of the Company's Daytona facility, (ii) expanding the Company's concessions and souvenir sales, and (iii) providing greater visibility for the Company's business and motorsports generally, which in turn is expected to increase spectator interest.

     MRN RADIO. MRN Radio, which includes the NASCAR Truck Network, produces and syndicates NASCAR Winston Cup Series, NASCAR Busch Series - Grand National Division, Craftsman Truck Series and other races promoted by the Company and others. These networks also produce daily and weekly NASCAR racing programs. Network radio programs are currently carried by over 600 radio stations. The Company derives revenue from the sale of advertising on the networks and rights fees paid by broadcast affiliates. In addition, management believes that MRN Radio and the NASCAR Truck Network enhance the Company through increased media exposure to an expanding radio audience.

     AMERICROWN. The Company's Americrown subsidiary conducts the food, beverage and souvenir concession operations at Daytona, Talladega and Darlington. Americrown also provides catering services to corporate customers both in suites and entertainment chalets at these facilities and at Miami.

     Americrown was formed in 1989 to conduct concessions operations as part of the Company's ongoing efforts to enhance race spectators' total entertainment experience.

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

     As of November 30, 1998, the Company had approximately 440 full-time employees. The Company also engages a significant number of temporary personnel to assist during periods of peak attendance at its events. For example, the Daytona International Speedway engages approximately 2,500 persons during Speedweeks, some of whom are volunteers. None of the Company's employees are represented by a labor union. Management believes that the Company enjoys a good relationship with its employees.




ITEM 2.  PROPERTIES

MOTORSPORTS FACILITIES

     The following table sets forth certain information relating to each of the Company's speedway facilities.

                                                                   NUMBER OF     APPROXIMATE
           TRACK NAME                        LOCATION               SEATS*         ACREAGE      TRACK LENGTH
- --------------------------------   ----------------------------   -----------   ------------   -------------
Daytona International Speedway     Daytona Beach, Florida           147,823           440        2.5 miles
Talladega Superspeedway            Talladega, Alabama               121,306         1,365        2.6 miles
Phoenix International Raceway      Phoenix, Arizona                  72,542           440        1.0 miles
Darlington Raceway                 Darlington, South Carolina        55,381           230        1.3 miles
Watkins Glen International         Watkins Glen, New York            38,884         1,377        3.4 miles
Tucson Raceway Park                Tucson, Arizona                    5,372            58         .4 miles

- ----------------
*At November 30, 1998 and consisting of seating in grandstands and luxury suites (excludes infield admission).


     DAYTONA INTERNATIONAL SPEEDWAY. The Daytona International Speedway is a high banked, asphalt superspeedway which also includes a 3.6 mile road course. Management believes that this superspeedway, completed in 1959, includes a number of unique features that provide a significant competitive advantage, including (i) a tri-oval design which provides optimum viewing for race fans,
(ii) a twin tunnel underground entry system which offers easy access to the infield before and during events, and (iii) 31-degree banking which, when combined with the track's 2.5 mile length, permits exceptionally high lap speeds. Daytona International Speedway is located on approximately 440 acres of leased land in Daytona Beach, Florida. The Company's lease with the Daytona Beach Racing and Recreational Authority expires in 2032, including renewal options. The Company also owns approximately 15 acres of property adjacent to the Daytona International Speedway. The Company has recently completed a $5.8 million track lighting project that will permit night racing events, which included The Pepsi 400 at Daytona in October 1998.

     At November 30, 1998, Daytona International Speedway had 142,295 grandstand seats, 66 suites (including air conditioned luxury sky boxes and Winston Tower suites that include access to hospitality areas) that include a total of 3,528 additional seats, and 40 "Paddock Club" suites that provide seating for 2,000 along "Pit Road" in Daytona's infield. During major events, The Company also uses chalet villages and other pre-race hospitality facilities that service approximately 15,000. Pending capital improvement projects include (i) approximately 6,000 premium grandstand seats in the Winston Tower, and (ii) approximately 7,400 seats on the "superstretch", including approximately 3,100 premium seats.

     TALLADEGA SUPERSPEEDWAY. Talladega Superspeedway, which holds the record for the fastest lap speed attained in stock car racing, is a high banked, tri-oval track with an infield road course. The facility is located about 90 minutes from Atlanta, Georgia and 45 minutes from Birmingham, Alabama. The track and related parking areas are located on approximately 1,365 acres owned by The Company, most of which is reserved for agricultural uses. The Company also owns an additional 115 acres of undeveloped property located immediately north of the entrance to the Talladega track. At November

30, 1998, the facility included 119,022 grandstand seats, 30 luxury suites containing an additional 2,040 seats, a Paddock Club Suite for up to 244 spectators, and pre-race hospitality chalets providing service for approximately 10,000. The facility also includes a 400-acre campground facility, the International Motorsports Hall of Fame owned by the State of Alabama and hospitality and souvenir villages. Pending capital improvement projects include (i) additional grandstand seating for approximately 10,000 spectators, (ii) renovation of the facility's hospitality village and garage area, and (iii) the purchase of an additional 630 acres of land.

     PHOENIX INTERNATIONAL RACEWAY. The Phoenix International Raceway motorsports complex is located near Phoenix, Arizona on 440 acres owned by The Company. The complex, which was acquired by The Company in July 1997, has a 1-mile oval racing surface and a 1.5 mile road course. At November 30, 1998, the facility included 70,770 grandstand seats and 31 suites that provide seating for an additional 1,772 spectators. Pending capital improvement projects include (i) additional grandstand seating for approximately 6,000 spectators,
(ii) the purchase of an additional 320 acres of land, and (iii) a variety of other facility improvements.

     DARLINGTON RACEWAY. Darlington Raceway, the first superspeedway to host a NASCAR-sanctioned race, is a high banked track located on approximately 230 acres owned by The Company. The Darlington facility includes the 1.3 mile, "egg shaped" oval track commonly known as "too tough to tame," grandstands that seat 54,419 spectators, ten luxury suites containing an additional 962 seats and pre-race hospitality chalets providing service for approximately 4,700. Pending capital improvement projects include additional grandstand seating for approximately 4,500 spectators.

     WATKINS GLEN INTERNATIONAL. Watkins Glen International includes 3.4 mile and 2.4 mile road course tracks located on approximately 1,377 acres owned by The Company. The Watkins Glen International facility includes grandstands that seat 35,244 spectators, five suites containing an additional 640 seats and pre-race hospitality chalets providing service for approximately 8,900. Additional temporary seating for approximately 3,000 spectators was added for the NASCAR Winston Cup Series event held in August 1998. Pending capital improvement projects include (i) extensive track paving, and (ii) a variety of other facility improvements.

     TUCSON RACEWAY PARK. Tucson Raceway Park includes a progressively banked, 3/8 mile paved oval track, grandstands providing seating for 5,372 spectators, a luxury suite and other spectator facilities located on part of the Pima County Fairgrounds. The Company's sublease with the fairground manager expires in 2013, including renewals. The Company has no current plans to expand this facility.

     OTHER FACILITIES. The Company's 67,000 square foot corporate headquarters, acquired and renovated in fiscal 1997, is located on approximately nine acres across International Speedway Boulevard from Daytona International Speedway. The Company also owns approximately 14 acres of real property (including three buildings containing an aggregate of approximately 180,000 square feet) located in close proximity to Daytona International Speedway and The Company's corporate headquarters, as well as concession facilities in Daytona Beach and in Talladega. In addition, The Company leases real estate and office space in Talladega, and the property and premises at the Talladega Municipal Airport. The lease for The Company's Talladega business offices, located within the International Motorsports Hall of Fame, expires in 2002, including renewals. The Company's lease for the Talladega Municipal Airport expires in 2022, including renewals. The Company's wholly-owned subsidiaries ISC Properties and Kansas International Speedway

Corporation lease administrative office space in Charlotte, North Carolina and Kansas City, Kansas, respectively.

     TRADEMARKS. The Company has various registered and common law trademark rights, including "DAYTONA USA," the "Daytona 500," "Daytona International Speedway," "Talladega Superspeedway," "Darlington," "World Center of Racing," "Watkins Glen International," "Phoenix International Raceway" and related logos. The Company also has licenses from NASCAR, various drivers and other businesses to use names and logos for merchandising programs and product sales. Management's policy is to protect its intellectual property rights vigorously, through litigation if necessary, chiefly because of their proprietary value in merchandise and promotional sales.

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

In March 1997, two purported class action companion lawsuits were filed in the United States District Court, Northern District of Georgia, against the Company, Americrown, and a number of other persons alleging, in substance, that the defendants unlawfully conspired to fix prices of souvenirs and merchandise sold to consumers in violation of federal antitrust laws. One suit was filed by Florida residents and the other suit was filed by Georgia residents. Both suits seek damages and injunctive relief on behalf of all persons who purchased souvenirs or merchandise from certain vendors at any NASCAR Winston Cup race or supporting event in the United States during the period 1991 to present. The two suits have been consolidated and the court is considering class certification. Discovery has been concluded. The Company and Americrown dispute the allegations and intend to defend the actions fully and vigorously.

Management is presently unable to predict or quantify the outcome of these matters

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to vote of security holders.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     At November 30, 1998 International Speedway Corporation had two issued classes of capital stock: Class A Common Stock, $.01 par value per share and Class B Common Stock, $.01 par value per share. The Class A Common Stock is traded on the NASDAQ National Market System under the symbol "ISCA". The Class B Common Stock is traded on NASDAQ's Over-The-Counter Bulletin Board under the symbol "ISCB" and, at the option of the holder, is convertible to Class A
Common Stock at any time.   As of November 30, 1998 there were approximately
2,800 record holders of both classes of stock.

     The reported high and low sales prices or high and low bid information as applicable for each quarter indicated are as follows:

                                   ISCA                       ISCB(1)
                         -------------------------   -------------------------
QUARTER ENDING:              HIGH          LOW           HIGH          LOW
----------------------   -----------   -----------   -----------   -----------
February 1997 .........       24.75         19.38         24.00         16.50
May 1997 ..............       22.50         17.25         21.75         17.00
August 1997 ...........       22.00         18.63         21.88         18.75
November 1997 .........       22.50         17.00         22.63         19.75
February 1998 .........       29.75         21.25         29.13         21.50
May 1998 ..............       37.75         27.13         37.50         27.38
August 1998 ...........       36.63         27.00         36.38         27.50
November 1998 .........       36.00         23.94         35.50         23.75

- ----------------
(1) ISCB quotations were obtained from the OTC Bulletin Board and represent prices between dealers and do not include mark-up, mark-down or commission. Such quotations do not necessarily represent actual transactions.

DIVIDENDS

     Annual dividends of 6 cents per share were declared in the quarter ending in May and paid in June in fiscal years 1997 and 1998 on all classes of common stock which existed at the time.

ITEM 6. SELECTED FINANCIAL DATA

     For comparability, certain prior period results have been reclassified to conform to the presentation adopted in fiscal 1998. The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                                       Three Months   Twelve Months          Year Ended
                                          YEAR ENDED AUGUST 31,(1)     Ended Nov. 30, Ended Nov. 30, (1)      Nov. 30,
                                                                                       (Unaudited)
                                       -----------------------------   -------------  -------------      --------------------
                                         1994        1995        1996        1996          1996           1997          1998
                                         ----        ----        ----        -----         ----           ----          ----
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:

Revenues:
 Admissions, net ....................  $ 36,935    $ 43,274    $ 50,140    $  4,191     $  50,705      $  69,487      $ 86,946
 Motorsports related income .........    18,764      24,033      27,433       3,972        28,376         46,650        71,793
 Food, beverage and souvenir income .    12,291      14,442      17,505       1,943        17,723         23,408        28,597
 Other income .......................       943         423         964         390         1,192          1,829         1,632
                                       ---------   ---------   --------    --------     ---------      ---------      --------
  Total revenues ....................    68,933      82,172      96,042      10,496        97,996        141,374       188,968
Expenses:
 Direct expenses:
  Prize and point fund monies and
      NASCAR sanction fees ..........     9,412      11,765      13,865       1,301        13,724         20,567        28,767
  Motorsports related expenses ......    11,470      11,604      15,336       2,814        16,384         23,075        33,283
  Food, beverage and souvenir expenses    7,867       8,107      10,278       1,536        10,559         13,435        15,025
 General and administrative expenses .   14,307      18,202      20,930       5,057        21,721         29,486        37,842
 Depreciation and amortization .......    3,828       4,798       6,302       2,353         7,368          9,910        13,137
                                       ---------   ---------   --------    --------     ---------      ---------      --------
  Total expenses .....................   46,884      54,476      66,711      13,061        69,756         96,473       128,054
                                       ---------   ---------   --------    --------     ---------      ---------      --------
Operating income (loss)...............   22,049      27,696      29,331      (2,565)       28,240         44,901        60,914
Interest income, net .................      972       1,436         872         261           843          2,687         3,832
Equity in net income (loss) from
   equity investments ...............       207         285       1,441        (304)        1,291            366          (905)
Gain on sale of equity investment ...         -           -           -           -              -              -         1,245
                                       ---------   ---------   --------    --------     ---------      ---------      --------
Income (loss) before income taxes ....   23,228      29,417      31,644      (2,608)       30,374         47,954        65,086
Income taxes (benefit) ...............    8,662      11,054      11,963        (741)       11,540         18,158        24,894
                                       ---------   ---------   --------    --------     ---------      ---------      --------
Net income (loss) .................... $ 14,566    $ 18,363    $ 19,681    $ (1,867)    $  18,834      $  29,796      $ 40,192
                                       =========   =========   ========    ========     =========      =========      ========
Basic earnings (loss) per share (2)... $    .43    $    .54    $    .58    $   (.05)    $     .55      $     .78      $   1.00
                                       =========   =========   ========    ========     =========      =========      ========
Diluted earnings (loss) per share (2). $    .43    $    .54    $    .57    $   (.05)    $     .54      $     .78      $   1.00
                                       =========   ========    ========    ========     =========       ========      ========
Dividends per share .................. $    .04    $    .05    $    .05    $     --     $     .05      $     .06      $    .06
                                       =========   =========   ========    ========     =========      =========      ========
BALANCE SHEET DATA (END OF PERIOD):
Working capital (deficit) ............ $ 11,839    $ 20,821    $ (6,751)   $ 52,922     $  52,922      $ (24,976)     $ 27,490
Total assets .........................   96,401     119,571     152,791     234,069       234,069        302,823       476,818
Long-term debt .......................       --          --          --          --                        1,007         2,775
Total shareholders' equity ...........   68,277      85,247     106,667     179,289       179,289        209,907       366,855

----------------------

(1) The Company changed its fiscal year end to November 30 effective December 1, 1996. This resulted in a three-month transition period commencing September 1, 1996 and ending November 30, 1996. The unaudited results of the 12-month period November 30, 1996 are presented for the purpose of comparison to the fiscal year ended November 30, 1997.

(2) Earnings per share amounts prior to 1998 have been restated as required to comply with Statement of Financial Accounting Standards No. 128. See Note 1 of Notes to the Company's audited financial statements.

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

"Admissions" revenue includes ticket sales from all of the Company's events and DAYTONA USA's Track Tour and Velocitorium. Admissions revenue for racing events is recorded upon completion of the related motorsports event.

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

The following table sets forth, for each of the indicated periods, certain selected income statement data as a percentage of total revenues:

                                                        Year Ended    Three Months   Twelve Months  Year Ended    Year Ended
                                                        August 31,    Ended Nov. 30, Ended Nov. 30,  Nov. 30,      Nov. 30.
                                                                                      (Unaudited)
                                                        ----------    -------------  -------------- -----------   -----------
                                                           1996            1996           1996         1997          1998
                                                           ----            ----           ----         -----         ----
Revenues:
 Admissions, net ......................................    52.2%          39.9%           51.7%         49.1%          46.0%
 Motorsports related income ...........................    28.6           37.9            29.0          33.0           38.0
 Food, beverage and souvenir income ...................    18.2           18.5            18.1          16.6           15.1
 Other income .........................................     1.0            3.7             1.2           1.3            0.9
                                                         --------       ------           ------        ------         ------
  Total revenues ......................................    100.0%        100.0%          100.0%        100.0%         100.0%
Expenses:
 Direct expenses:
  Prize and point fund monies and NASCAR sanction fees      14.4          12.4            14.0          14.5           15.2
  Motorsports related expenses ........................     16.0          26.8            16.7          16.3           17.6
  Food, beverage and souvenir expenses ................     10.7          14.6            10.8           9.5            8.0
 General and administrative expenses ..................     21.8          48.2            22.2          20.9           20.0
 Depreciation and amortization ........................      6.6          22.4             7.5           7.0            7.0
                                                         --------       ------           --------      ------         ------
  Total expenses ......................................     69.5         124.4            71.2          68.2           67.8
                                                         --------       ------           --------      ------         ------
Operating income (loss) ...............................     30.5         (24.4)           28.8          31.8           32.2
Interest income, net ..................................      0.9           2.5             0.9           1.9            2.0
Equity in net income (loss)from equity investments  ...      1.5          (2.9)            1.3           0.2           (0.5)
Gain on sale of equity investment .....................        -            --              --             -            0.7
                                                         --------       -------          --------      ------         ------
Income (loss) before income taxes .....................     32.9         (24.8)           31.0          33.9           34.4
Income taxes (benefit).................................     12.4          (7.0)           11.8          12.8           13.1
                                                         --------       -------          --------      ------         ------
Net income (loss)......................................     20.5%        (17.8%)          19.2%         21.1%          21.3%
                                                         ========       ========         ========      ========       ======
<?TABLE>

During the year ended November 30, 1997, the Company acquired the 50% interest it did not already own in Watkins Glen International ("Watkins Glen") and purchased Phoenix International Raceway ("Phoenix"). The consolidation of
Watkins Glen, effective April 1, 1997, and the July 14, 1997 purchase of
Phoenix resulted in increases in both revenues and expenses when comparing fiscal 1998 with fiscal 1997, as well as when comparing fiscal 1997 with the same period of the prior year. Accordingly, the Company's results of operations are not necessarily comparable on a period to period basis.

COMPARISON OF FISCAL 1998 TO FISCAL 1997

Admissions revenue increased approximately $17.5 million, or 25.1%, for fiscal
1998 as compared to fiscal 1997. This increase was primarily attributable to increased seating capacity and attendance, and an increase in the weighted average price of tickets sold for the events conducted at Daytona
International Speedway ("Daytona"), Talladega Superspeedway ("Talladega"),
Phoenix, Darlington Raceway ("Darlington") and Watkins Glen.

Motorsports related income increased approximately $25.1 million, or 53.9%, during fiscal 1998 as compared to fiscal 1997. Approximately one-half of this increase was a result of increases in television broadcast rights fees. The remaining increase was primarily attributable to promotion and sponsorship fees, luxury suite and hospitality rentals, and to a lesser extent, events conducted at Phoenix for which there were no comparable events in fiscal 1997.

Food, Beverage and Souvenir income increased approximately $5.2 million, or 22.2%, during fiscal 1998 as compared to fiscal 1997. This increase was primarily attributable to increased attendance and hospitality at the Company's racing events, as well as strong sales of souvenirs at the gift shop adjacent to DAYTONA USA

Prize and point fund monies and NASCAR sanction fees increased by approximately $8.2 million, or 39.9%, during fiscal 1998 as compared to fiscal
1997. Approximately three-quarters of this increase was the result of increases in the prize and point fund monies paid by NASCAR to participants in the Company's events. This increase was primarily related to increased television broadcast rights fees because standard NASCAR sanctioning agreements require that a specified percentage of television broadcast rights fees be paid as part of the prize money.

Motorsports related expenses increased approximately $10.2 million, or 44.2%, during fiscal 1998 as compared to fiscal 1997. Approximately two-thirds of the increase was primarily attributable to increases in personnel costs, advertising, hospitality and other operating costs. The remaining increase was attributable to expenses for Phoenix and Watkins Glen for which there were no comparable expenses in fiscal 1997 due to the timing of the acquisitions.
Motorsports related expenses as a percentage of combined admissions and motorsports related income increased from approximately 19.9% to 21.0%, when comparing fiscal 1997 with fiscal 1998. This increase was primarily due to lower margin events conducted at Phoenix for which there were no comparable events in fiscal 1997.

Food, beverage and souvenir expense increased approximately $1.6 million, or 11.8%, during fiscal 1998, as compared to fiscal 1997. These increased expenses were primarily related to increased product and personnel costs.
Food, beverage and souvenir expenses as a percentage of food, beverage and souvenir income decreased from 57.4% to 52.5% for fiscal 1998 as compared to fiscal 1997. This decrease was due to economies of scale and cost containment, fees from third party vendors at Phoenix for which there are no associated costs, discontinuation of lower margin events conducted at facilities not operated by the Company and the impact of additional expense associated with the rain out and rescheduling of a NASCAR Winston Cup Series event at Talladega in the prior year.

General and administrative expenses increased $8.4 million, or 28.3%, for fiscal 1998 as compared to fiscal 1997. The increase was primarily attributable to personnel costs and professional fees, with over one-quarter of the increase related to the timing of the acquisitions of Phoenix and Watkins Glen in the prior year. General and administrative expenses as a percentage of total revenues remained relatively constant for fiscal 1998 as compared to fiscal 1997.

Depreciation and amortization expense increased approximately $3.2 million, or 32.6%, for fiscal 1998 as compared to fiscal 1997. Approximately 45% of this increase was attributable to Phoenix, including the amortization of goodwill, and to Watkins Glen for which there was no comparable expense in fiscal 1997.
The remaining increase was attributable to ongoing improvements at the Company's other facilities.

The approximately $1.1 million increase in the Company's net interest income for fiscal 1998 as compared to fiscal 1997, is attributable primarily to the investment of the proceeds of the Class A Common Stock Offering in July 1998.

Equity in net income (loss) from equity investments represents the Company's pro rata share of the current income and losses from its equity investments and the amortization of the Company's investment in excess of its share of the
investee's underlying net assets.   During fiscal 1998 this included the
Company's approximately 12% indirect investment in Penske Motorsports, Inc.
("PMI"), its 40% investment in Homestead-Miami Speedway, LLC ("Miami") the operators of the Miami Homestead Speedway, which was increased to 45% in March
1998, and its approximately 7% investment in Grand Prix Association of Long
Beach ("Long Beach"), which was sold in March 1998. Fiscal 1997 included the
Company's approximately 11% indirect investment in PMI, its 40% investment in
Miami acquired in July of 1997, its approximately 7% investment in Long Beach acquired in August of 1997, and the Company's 50% investment in Watkins Glen through March 31, 1997.

The gain on sale of equity investments of approximately $1.2 million was a result of the sale of the Company's equity investment in Long Beach in March of 1998. The Company sold its investment in conjunction with Dover Downs
Entertainment, Inc.'s announced plans to merge with Long Beach. The after tax impact of this transaction was a gain of approximately $850,000.

As a result of the foregoing, the Company's net income increased approximately
$10.4 million, or 34.9%, for fiscal 1998 as compared to fiscal 1997.

COMPARISON OF FISCAL 1997 TO THE TWELVE MONTHS ENDED NOVEMBER 30, 1996

The Company changed its fiscal year end to November 30 effective December 1, 1996. Management believes that, due to the expansion of the Company's business during the period, a comparison of the year ended November 30, 1997 to the twelve months ended November 30, 1996 is more meaningful than a comparison of the year ended November 30, 1997 to the year ended August 31, 1996. Therefore, the discussion and analysis of results of operations for fiscal 1997 is compared to the unaudited twelve months ended November 30, 1996.

Admissions revenue increased approximately $18.8 million, or 37%, during fiscal 1997 as compared to the same period of the prior year. Approximately one-third of this increase is a result of increased seating capacity and attendance at Daytona, Talladega and Darlington. Approximately one-quarter of the increase is attributable to an increase in the weighted average price of tickets sold at Daytona, Talladega and Darlington. The remainder of the increase is primarily attributable to the impact of admissions to events conducted at Watkins Glen and Phoenix.

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

Equity in net income from equity investments represents the Company's prorata share of the current income and losses from its equity investments and the amortization of the Company's investment in excess of its share of the investee's underlying net assets. In fiscal 1997 this included the Company's
11% indirect interest in PMI, its 40% investment in Miami from July of 1997, its approximately 7% investment Long Beach from August of 1997, and its 50% investment in Watkins Glen through March 31, 1997. The approximately
$900,000, or 71.6% decrease in equity in net income from equity investments during fiscal 1997, as compared to the same period of the prior year, is due to the changes in the Company's equity investments and the timing of those changes.

As a result of the foregoing, the Company's net income increased approximately
$11 million, or 58.2%, during fiscal 1997 as compared to the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

The Company has historically generated sufficient cash flow from operations to fund its working capital needs and capital expenditures at existing facilities, as well as to pay an annual cash dividend. At November 30, 1998, the Company had working capital of $27.5 million, as well as $53.5 million of investments designated for investment in Kansas International Speedway, as discussed below under "Future Liquidity", compared to a working capital deficit of $25.0 million at November 30, 1997. This was primarily attributable to the Class A Common Stock Offering discussed below under "Cash
Flows". There were no borrowings under the Company's credit facility at November 30, 1998.

CASH FLOWS

Net cash provided by operating activities was approximately $79.5 million for fiscal 1998. The difference between the Company's net income of $40.2 million and the $79.5 million of operating cash flow was primarily attributable to $13.1 million of depreciation and amortization, a $12.9 million increase in deferred income, a $5.5 million increase in deferred income taxes, a $5.3 million increase in income taxes payable and a $5.2 million combined increase in accounts payable and other current liabilities, partially offset by a $3.2 million combined increase in accounts receivable and prepaid expenses and other current assets.

Net cash used in investing activities for fiscal 1998 was approximately $152.3 million. Investing activities included the net acquisition of $84.0 million of short-term investments, capital expenditures of $71.9 million and approximately $5.3 million in proceeds from the sale of the Company's investment in Long Beach.

Net cash provided by financing activities for fiscal 1998 was approximately
$101.5 million. Net cash provided by financing activities included the net proceeds from the July 1998 Class A Common Stock Offering of approximately
$117.7 million, partially offset by payments totaling approximately $13.7 million on the note payable related to the Phoenix acquisition and dividends paid of $2.3 million.

CAPITAL EXPENDITURES

Capital expenditures totaled approximately $71.9 million for fiscal 1998 compared to $38.6 million for fiscal 1997. Approximately three-quarters of the capital expenditures during 1998 were for existing facilities. These expenditures were related primarily to increased seating capacity at the Company's superspeedways, additional luxury suites at Daytona, Talladega and Phoenix and track lighting at Daytona. The remaining capital expenditures were primarily related to the acquisition of land for Kansas International
Speedway.

The Company expects to make approximately $34.3 million of additional capital expenditures for approved projects at existing facilities within the next 24 months to increase grandstand seating capacity, to construct luxury suite and hospitality areas, and for a number of other improvements to the Company's motorsports facilities. In addition, the Company expects to make additional capital expenditures related to Kansas International Speedway as discussed below.

FUTURE LIQUIDITY

In May of 1998, the Company entered into a five-year, unsecured, $100 million revolving line of credit facility with First Union National Bank, N.A. (the
"Credit Facility"). Borrowings under the Credit Facility will bear interest at the applicable LIBOR rate plus 40-80 basis points depending on certain financial criteria. The Credit Facility includes customary representations and warranties, covenants, defaults and conditions. The Credit Facility is intended to be used for short-term working capital and to finance the development and/or acquisition of additional motorsports facilities. There were no borrowings under the Credit Facility at November 30, 1998.

In December 1997, the Company entered into an agreement with the Unified
Government of Wyandotte County/Kansas City, Kansas ("Unified Government") for the development of a 1.5-mile oval motor speedway near Kansas City, Kansas.
The aggregate cost of acquiring and developing the first phase of Kansas
International Speedway (which will accommodate approximately 75,000 spectators) is estimated to be approximately $224 million, which will be financed by i) approximately $77.9 million invested by the Company funded from the proceeds of the July 1998 Class A Common Stock offering, ii) approximately
$69.6 million of proceeds, net of accrued interest and original issue discount, from the sale of taxable special obligation ("TIF") bonds that will be serviced through payments by the Company escalating from an annual rate of approximately $4.8 million to $7.7 million, including interest at 6.15% to 6.75%, iii) approximately $24.1 million of proceeds, net of accrued interest and original issue discount, from the sale of tax-exempt sales tax special obligation ("STAR") bonds that will be retired with state and local taxes generated within the project's boundaries, and iv) a variety of other mechanisms and governmental incentives. The Company has invested approximately $26.9 million in the project primarily for land, approximately
$24.4 million of which was invested during fiscal 1998. During January 1999, the Company deposited the remaining $51 million of its portion of the project funding into a trust account concurrent with the Unified Government's issuance of the TIF and STAR bonds described above. TIF and STAR bond proceeds are awaiting disbursement subject to certain conditions of the bond insurer.

The Motorsports Alliance, LLC (owned 50% by the Company and 50% by
Indianapolis Motor Speedway) and Route 66, LLC are currently pursuing the development of a motorsports facility in the Chicago area. In January 1999, the Motorsports Alliance announced that the City Council of Joliet, Illinois had approved its plans to build a 1.5-mile oval motor speedway on land contiguous to the existing Route 66 Raceway. The aggregate cost of acquiring the approximately 930 acres and developing the facility (which will accommodate approximately 75,000 spectators) is estimated to be $100 million.

The Company believes that cash flow from operations, along with the remaining net proceeds of the July 1998 Class A Common Stock Offering and available borrowings under the Credit Facility, will be sufficient to fund i) the Company's operations and approved capital projects at existing facilities for the foreseeable future, ii) debt service requirements of the TIF bonds described above prior to the commencement of racing at Kansas International
Speedway, and iii) the Company's expected funding requirements for the proposed Chicago project. In addition, the Company intends to pursue further development and/or acquisition opportunities, the timing, size and success as well as associated potential capital commitments of which are unpredictable.
Accordingly, a material acceleration in the company's growth strategy could require the Company to obtain additional capital through debt and/or equity financings. Although there can be no assurance, management believes that adequate debt or equity financing would be available on satisfactory terms.

SEASONALITY AND QUARTERLY RESULTS

The Company derives most of its income from event admissions and related revenue from a limited number of NASCAR-sanctioned races. As a result, the Company's business has been, and is expected to remain, highly seasonal based on the timing of major events. For example, one of Darlington Raceway's
Winston Cup Series events is traditionally held on the Sunday preceding Labor
Day. Accordingly, the timing of the Labor Day holiday in 1997 and 1998 resulted in the revenue and expenses for that race and the related supporting events being recognized in the quarter ended August 31 in fiscal 1997, while not being recognized until the quarter ending November 30 in fiscal 1998.
Further, in July 1998 the Company announced the postponement of the NASCAR
Winston Cup Series Pepsi 400 at Daytona from July 4, 1998 to October 17, 1998 as a result of the nationally publicized forest fire emergency throughout the state of Florida. The rescheduling of the Pepsi 400 at Daytona resulted in event-related revenues and expenses being recognized in the quarter ending
November 30, 1998 while corresponding revenues and expenses were recognized in the quarter ended August 31 in fiscal 1997. Accordingly, the Company's results of operations are not necessarily comparable on a period-to-period basis.

     The following table presents certain unaudited financial data for each fiscal quarter of fiscal 1997 and fiscal 1998 (in thousands, except per share amounts):











                                                         FISCAL QUARTER ENDED
                                    ------------------------------------------------------------
                                     FEBRUARY 28,       MAY 31,      AUGUST 31,     NOVEMBER 30,
                                         1997            1997           1997            1997
                                    --------------   ------------   ------------   -------------
   Total Revenues .................    $ 51,866        $ 29,630       $ 33,106       $ 26,772
   Operating Income ...............      27,103           7,075          8,762          1,961
   Net Income .....................      17,475           4,486          5,985          1,850
   Basic earnings per share .......        0.46            0.12           0.16           0.05
   Diluted earnings per share .....        0.46            0.12           0.16           0.05

                                                         FISCAL QUARTER ENDED
                                    ------------------------------------------------------------
                                     FEBRUARY 28,       MAY 31,      AUGUST 31,     NOVEMBER 30,
                                         1998            1998           1998            1998
                                    --------------   ------------   ------------   -------------
   Total Revenues .................    $ 68,284        $ 38,191       $ 17,822       $ 64,671
   Operating Income (loss) ........      33,000           7,784         (4,687)        24,817
   Net Income (loss) ..............      20,149           6,046         (1,944)        15,941
   Basic earnings (loss) per share         0.53            0.16           (.05)          0.37
   Diluted earnings (loss) per share       0.53            0.16           (.05)          0.37



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

An assessment of the Year 2000 exposure related to information technology systems has been made and the plans to resolve the related issues are being implemented. Most major information technology systems have already been updated or replaced with applications that are Year 2000 compliant in the normal course of business. The Company believes it will be able to achieve Year 2000 readiness with regard to information technology systems during fiscal 1999.

The Company suspects that some of its non-information technology systems, such as exhibit controllers, elevators, heating and air-conditioning systems, etc., with date sensitive software and embedded microprocessors may be affected, and evaluation is underway. Preliminary estimates of the costs of correcting or replacing critical non-information technology systems indicate that these costs will not be material.

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

The Company anticipates completing substantially all of its Year 2000 preparation during fiscal 1999. In the event the Company falls behind on its timetable for achieving Year 2000 compliance, additional internal resources will be focused on completing critical projects and developing contingency plans. The Company at this time believes that it will satisfactorily resolve all significant Year 2000 problems. Preliminary estimates of costs to correct the identified potential problems related to the Year 2000 indicate that these costs will not exceed $500,000. Estimates of Year 2000 related costs are based on numerous assumptions, including the continued availability of certain resources, the ability to correct all relevant information and non-information technology systems and third party modification plans. There is no guarantee that the estimates will be achieved and actual costs could differ materially from those anticipated.

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

DEPENDENCY UPON NASCAR

The Company's success has been and will remain dependent upon maintaining a good working relationship with NASCAR, the sanctioning body for NASCAR's Winston Cup Series, the Busch Series - Grand National Division and certain other races promoted by the Company. The Company has sanctioning agreements to promote and market eight NASCAR Winston Cup Series championship point races, two NASCAR Winston Cup Series non-championship point races, five NASCAR Busch Series - Grand National Division races and a number of other NASCAR races for the 1998 racing season. Each NASCAR event sanctioning agreement is awarded on an annual basis. In fiscal 1998, NASCAR-sanctioned races at the Company's facilities accounted for approximately 79% of the Company's total revenues. Although William C. France and James C. France presently control both the Company and NASCAR and management believes that the Company will continue to maintain an excellent relationship with NASCAR for the foreseeable future, NASCAR is under no obligation to continue to enter into sanctioning agreements with the Company to promote any event. Failure to obtain a sanctioning agreement for a major NASCAR event would have a material adverse effect on the Company's financial condition and results of operations. Moreover, although the Company's general growth strategy includes the possible development and/or acquisition of additional motorsports facilities, there can be no assurance that NASCAR will enter into sanctioning agreements with the Company to promote races at such facilities.

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

UNCERTAIN PROSPECTS OF NEW MOTORSPORTS FACILITIES

The Company's growth strategy includes the potential acquisition and/or development of new motorsports facilities, including the proposed Kansas International Speedway and the possible development of a motorsports facility near Chicago, Illinois. The Company's ability to implement successfully this element of its growth strategy will depend on a number of factors, including
(i) the Company's ability to obtain one or more additional sanctioning agreements to promote NASCAR Winston Cup, NASCAR Busch Series - Grand National Division or other major events at these new facilities, (ii) the cooperation of local government officials, (iii) the Company's capital resources, (iv) the Company's ability to control construction and operating costs, (v) the Company's ability to hire and retain qualified personnel and (vi) with respect to the proposed Kansas International Speedway, the resolution of certain pending litigation. The Company's inability to implement its expansion plans for any reason could adversely affect its business prospects. In addition, expenses associated with developing, constructing and opening a new facility may have a negative effect on the Company's financial condition and results of operations in one or more future reporting periods. The cost of any such transaction will depend on a number of factors, including the facility's location, the extent of the Company's ownership interest and the degree of any municipal or other public support. Moreover, although management believes that it will be able to obtain financing to fund the acquisition, development and/or construction of additional motorsports facilities should the Company implement this element of its growth strategy, there can be no assurance that adequate debt or equity financing will be available on satisfactory terms.

INDUSTRY SPONSORSHIPS AND GOVERNMENT REGULATION

The motorsports industry generates significant recurring revenue from the promotion, sponsorship and advertising of various companies and their products. Actual or proposed government regulation can adversely impact the availability to motorsports of this promotion, sponsorship and advertising revenue. Advertising by the tobacco and alcoholic beverage industries is generally subject to greater governmental regulation than advertising by other sponsors of the Corporations's events. Since August of 1996 there have been several thus far unsuccessful governmental attempts to impose restrictions on the advertising and promotion of cigarettes and smokeless tobacco, including sponsorship of motorsports activities. These regulatory efforts if successfully implemented would have prohibited the present practice of tobacco brand name sponsorship of, or identification with, motorsports events, entries and teams. At this point the ultimate outcome of these or future government regulatory and legislative efforts to regulate the advertising and promotion of cigarettes and smokeless tobacco is uncertain and the impact, if any, on the motorsports industry is unclear. Recently major United States companies engaged in the manufacture of cigarettes and smokeless tobacco (collectively the "tobacco industry") entered into various agreements with the Attorneys General of all 50 states to settle certain state initiated litigation against the tobacco industry. These settlement agreements will, among other things, place limits upon the sponsorship of motorsports activities by the tobacco industry. The actual impact of these settlement agreements upon the Company's future revenues has not yet been determined. Even more recently the executive branch of the United States government has publicly stated its intention to initiate certain litigation against the tobacco industry which would be similar to that initiated by the states which was recently settled. The exact parameters of the proposed litigation and the impact, if any, of this proposed litigation upon the Company's future revenues is presently unclear.

The Company is not aware of any proposed governmental regulation which would materially limit the availability to motorsports of promotion, sponsorship or advertising revenue from the alcoholic beverage industry. The combined advertising and sponsorship revenue from the tobacco and alcoholic beverage industries accounted for approximately 1.5% and 1.6% of the Company's total revenues in fiscal 1997 and fiscal 1998, respectively. In addition, the tobacco and alcoholic beverage industries provide financial support to the motorsports industry through, among other things, their purchase of advertising time, their sponsorship of racing teams and their sponsorship of racing series such as NASCAR's Winston Cup Series and Busch Series - Grand National Division.

LEGAL PROCEEDINGS

The Company and its indirect subsidiary, Americrown Service Corporation, are parties to certain legal proceedings alleging price-fixing activities in connection with the sale of racing souvenirs and merchandise as described in "Part II - Other Information". While the Company and Americrown dispute the allegations and intend to defend the actions fully and vigorously, neither the cost of defending the suits nor the potential damages or other remedies for which the Company and Americrown might be liable is insured. Management is presently unable to predict or quantify the outcome of these matters. But, there can be no assurance the defense of the suits, or a possible adverse resolution, will not require material expenditures by the Company.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U. S. interest rates affect the interest earned on the Company's cash equivalents and short term investments as well as interest paid on its debt.

The objective of the Company's asset management activities is to provide an adequate level of interest income and liquidity to fund operations and capital expansion, while minimizing market risk. The Company utilizes short term investments consisting of certificates of deposit and obligations of U.S. Government agencies and municipal securities to minimize the interest rate risk. The Company does not believe that its interest rate risk related to its cash equivalents and short term investments is material due to the short term nature of the investments.

The Company does not believe that its interest rate risk related to its debt is material due to the balance of approximately $2.8 million.

Additionally, the Company maintained its certificates of deposit with one financial institution at November 30, 1998. The Company believes that it is not exposed to any significant credit risk on its certificates of deposit due to the strength of the financial institution and the short term nature of the certificates of deposit.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
International Speedway Corporation

     We have audited the accompanying consolidated balance sheets of International Speedway Corporation and subsidiaries as of November 30, 1997 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for the year ended August 31, 1996, the three month period ended November 30, 1996, and the years ended November 30, 1997 and 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Speedway Corporation and subsidiaries at November 30, 1997 and 1998, and the consolidated results of their operations and their cash flows for the year ended August 31, 1996, the three month period ended November 30, 1996 and the years ended November 30, 1997 and 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        Ernst & Young LLP


Jacksonville, Florida
January 22, 1999

                      INTERNATIONAL SPEEDWAY CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                        November 30
                                                                  ______________________
                                                                     1997          1998
                                                                       (In thousands)
                                ASSETS
Current Assets:
  Cash and cash equivalents .........................              $ 9,974     $ 38,676
  Short-term investments (Note 4) ...................               23,601       54,127
  Receivables, less allowance of $100 ...............                7,425        9,445
  Inventories .......................................                  866          953
  Prepaid expenses and other current assets .........                4,077        5,243
                                                                   --------     --------
Total Current Assets ................................               45,943      108,444
Property and Equipment:
  Land and leasehold improvements ...................               15,177       32,651
  Buildings, grandstands and tracks .................              153,044      198,636
  Furniture and equipment ...........................               33,168       36,726
  Construction in progress ....... ..................               18,606       23,347
                                                                   --------     --------
                                                                   219,995      291,360
  Less: accumulated depreciation ....................               53,917       65,529
                                                                   --------     --------
                                                                   166,078      225,831
Other Assets:
  Cash surrender value of life insurance ............                3,590        4,913
  Equity investments (Note 2) .......................               45,844       44,087
  Goodwill, less accumulated amortization of $382
    and $1,386, respectively (Note 3)................               40,400       38,927
  Designated investments (Note 4) ...................                    -       53,500
  Long-term investments (Note 4) ....................                  500          500
  Other .............................................                  468          616
                                                                   --------     --------
                                                                    90,802      142,543
                                                                   --------     --------
Total Assets ........................................             $302,823     $476,818
                                                                   ========     ========
                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable ..................................             $  5,896     $ 10,367
  Income taxes payable (Note 5) .....................                    7        5,088
  Deferred income ...................................               49,338       62,253
  Current portion of note payable ...................               13,295          598
  Other current liabilities .........................                2,383        2,648
                                                                   -------      --------
Total Current Liabilities ...........................               70,919       80,954
Notes Payable .......................................                1,007        2,775
Deferred Income Taxes (Note 5) ......................               20,990       26,234
Commitments and Contingencies (Note 8)
Shareholders' Equity (Notes 1 and 7):
  Class A Common Stock, $.01 par value, 80,000,000 shares
    authorized; 5,342,042 and 11,529,590 issued and outstanding
    in 1997 and 1998, respectively ..................                    53         115
  Class B Common Stock, $.01 par value, 40,000,000 shares
    authorized; 33,154,920 and 31,573,043 issued and outstanding
    in 1997 and 1998, respectively ..................                   332         316
  Additional paid-in capital ........................                86,437     205,089
  Retained earnings .................................               125,457     163,201
                                                                   ---------    --------
                                                                    212,279     368,721
  Less unearned compensation--restricted stock (Note 11)              2,372       1,866
                                                                   ---------    --------
Total Shareholders' Equity ..........................               209,907     366,855
                                                                   ---------    --------
Total Liabilities and Shareholders' Equity ..........              $302,823    $476,818
                                                                   =========    ========

See accompanying notes.
                INTERNATIONAL SPEEDWAY CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME

                                                                      THREE MONTHS
                                                       YEAR ENDED        ENDED                 YEAR ENDED
                                                       AUGUST 31,     NOVEMBER 30,             NOVEMBER 30,
                                                       -----------   --------------   --------------   -------------
                                                         1996            1996               1997              1998
                                                       -----------   --------------   --------------   -------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
 Admissions, net ...................................    $ 50,140       $  4,191         $  69,487          $  86,946
 Motorsports related income ........................      27,433          3,972            46,650             71,793
 Food, beverage and souvenir income ................      17,505          1,943            23,408             28,597
 Other income ......................................         964            390             1,829              1,632
                                                        ---------      ---------        ----------         ----------
                                                          96,042         10,496           141,374            188,968
Expenses:
 Direct expenses:
  Prize and point fund monies and NASCAR
    sanction fees ..................................      13,865          1,301            20,567             28,767
  Motorsports related expenses .....................      15,336          2,814            23,075             33,283
  Food, beverage and souvenir expenses .............      10,278          1,536            13,435             15,025
 General and administrative expenses ...............      20,930          5,057            29,486             37,842
 Depreciation and amortization .....................       6,302          2,353             9,910             13,137
                                                        ---------      ---------        ----------         ----------
                                                          66,711         13,061            96,473            128,054
                                                        ---------      ---------        ----------         ----------
Operating income (loss) ............................      29,331         (2,565)           44,901             60,914
Interest income, net ...............................         872            261             2,687              3,832
Equity in net income (loss) from
  equity investments ...............................       1,441           (304)             366                (905)
Gain on sale of equity investment ..................           -              -                 -               1,245
                                                        ---------      ----------       ----------         ----------
Income (loss) before income taxes ..................      31,644         (2,608)           47,954             65,086
Income taxes (benefit) (Note 5) ....................      11,963           (741)           18,158             24,894
                                                        ---------      ----------       ----------         ----------
Net income (loss) ..................................    $ 19,681       $ (1,867)        $  29,796          $  40,192
                                                        =========      =========        ==========         ==========
Basic earnings (loss) per share (Note 1) ...........    $   0.58       $  (0.05)        $    0.78          $    1.00
                                                        =========      ==========       ==========         ==========
Diluted earnings (loss) per share (Note 1) .........    $   0.57       $  (0.05)        $    0.78          $    1.00
                                                        =========      ==========       ==========         ==========
Dividends per share (Note 1) .......................    5.3/cent/            --         6.0/cent/          6.0/cent/
                                                        =========      ==========       ==========         ==========

See accompanying notes.

                INTERNATIONAL SPEEDWAY CORPORATION
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                CLASS A    CLASS B
                                                COMMON     COMMON                                  UNEARNED
                                                 STOCK      STOCK     ADDITIONAL                COMPENSATION--       TOTAL
                                               $.01 PAR   $.01 PAR     PAID-IN      RETAINED      RESTRICTED     SHAREHOLDERS'
                                                 VALUE      VALUE      CAPITAL      EARNINGS         STOCK          EQUITY
                                              ---------- ---------- ------------- ------------ ---------------- --------------
                                                                               (IN THOUSANDS)

BALANCE AT AUGUST 31, 1995 ..................     $--      $344       $ 1,853       $ 83,846         $ (796)       $ 85,247
 Net income .................................      --        --            --         19,681             --          19,681
 Cash dividends (5.3/cent/ per share) .......      --        --            --         (1,836)            --          (1,836)
 Reacquisition of previously issued
   common stock .............................      --        (1)           (2)        (1,705)            --          (1,708)
 Restricted stock granted (Note 11) .........      --         1         1,599             --         (1,600)             --
 Amortization of unearned
   compensation (Note 11) ...................      --        --            --             --            606             606
 Recapitalization of equity investment ......      --        --         4,677             --             --           4,677
                                                  ---      ------      --------     --------       --------        --------
BALANCE AT AUGUST 31, 1996 ..................      --       344         8,127         99,986         (1,790)        106,667
 Net loss ...................................      --        --            --         (1,867)            --          (1,867)
 Public offering - Class A Common Stock .....      40        --        74,327             --             --          74,367
 Forfeiture of restricted shares ............      --        --          (218)            --            218              --
 Amortization of unearned
   compensation (Note 11) ...................      --        --            --             --            122             122
                                                  ---      ------      --------     --------       --------        --------
BALANCE AT NOVEMBER 30, 1996 ................      40       344        82,236         98,119         (1,450)        179,289
 Net income .................................      --        --            --         29,796             --          29,796
 Cash dividends (6.0/cent/ per share) .......      --        --            --         (2,310)            --          (2,310)
 Increase in equity investments .............      --        --         2,263             --             --           2,263
 Additional expense of Class A
   Common Stock Offering ....................      --        --           (46)            --             --             (46)
 Restricted stock granted (Note 11) .........      --         1         1,984             --         (1,985)             --
 Reacquisition of previously issued
   common stock .............................      --        --            --           (148)            --            (148)
 Conversion of Class B Common Stock to
   Class A Common Stock .....................      13       (13)           --             --             --              --
 Amortization of unearned
   compensation (Note 11) ...................      --        --            --             --          1,063           1,063
                                                  ---      ------      --------     --------       --------        --------
BALANCE AT NOVEMBER 30, 1997 ................      53       332         86,437       125,457         (2,372)        209,907
  Net income ................................      --        --             --        40,192              -          40,192
  Public offering - Class A Common Stock
   (Note 7) ................................       46         -        117,654            --             --         117,700
  Cash dividends (6.0/cent/per share) .......       -        --             --        (2,310)            --          (2,310)
  Change in equity investment (Note 2) ......       -        --             (7)           --             --              (7)
  Restricted stock granted (Note 11) ........      --        --            680            --           (680)             --
  Reacquisition of previously issued
   common stock ............................       --        --            (57)         (138)            --            (195)
  Conversion of Class B Common Stock to
   Class A Common Stock ....................       16       (16)            --            --             --              --
  Forfeiture of restricted shares ...........      --        --           (110)           --            110              --
  Income tax benefit related to restricted
   stock plan (Note 11) ....................       --        --            492            --             --             492
  Amortization of unearned
   compensation (Note 11) ..................       --        --             --            --          1,076           1,076
                                                  ---      ------     ---------     ---------       --------       ---------
BALANCE AT NOVEMBER 30, 1998 ................    $115      $316       $205,089      $163,201        $(1,866)        $366,855
                                                 ====      ======     =========     =========       ========       =========

See accompanying notes.

                      INTERNATIONAL SPEEDWAY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  THREE MONTHS
                                                       YEAR ENDED        ENDED             YEAR ENDED
                                                       AUGUST 31,     NOVEMBER 30,         NOVEMBER 30,
                                                       -----------   --------------   -----------  -----------
                                                         1996            1996            1997         1998
                                                       -----------   --------------   -----------  -----------
                                                                               (IN THOUSANDS)
OPERATING ACTIVITIES
 Net income (loss) ....................................  $  19,681     $ (1,867)    $  29,796       $ 40,192
 Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
 Depreciation and amortization ........................      6,302        2,353         9,910         13,137
 Amortization of unearned compensation ................        606          122         1,063          1.076
 Deferred income taxes ................................      1,500         (766)        4,425          5,545
 Undistributed (income) loss from
   equity investments. ................................     (1,441)         304          (366)           905
 Gain on sale of equity investment ....................         --           --                       (1,245)
 Changes in Operating Assets and Liabilities:
   Receivables .........................................    (1,661)      (1,405)         (667)        (2,020)
   Inventories .........................................      (251)         156           485            (87)
   Prepaid expenses and other current assets ...........       712          651          (689)        (1,166)
   Other assets ........................................      (127)          --          (204)          (176)
   Accounts payable ....................................     1,201         (514)        2,278          4,471
   Deferred income .....................................     6,111        9,797         6,791         12,915
   Income taxes payable ................................      (267)          30           (80)         5,277
   Other current liabilities ...........................       317       (1,038)        2,192            688
                                                          ----------    ---------     ---------     ----------
 Net Cash Provided by Operating Activities .............    32,683        7,823        54,934         79,512
INVESTING ACTIVITIES
 Acquisition of investments ............................   (83,502)     (70,959)     (145,391)      (342,146)
 Proceeds from maturities of investments ...............   106,330        3,771       197,347        258,120
 Capital expenditures ..................................   (34,784)     (14,864)      (38,627)       (71,858)
 Equity investments ....................................   (15,287)          --       (17,725)          (410)
 Cash surrender value of life insurance ................      (725)      (1,123)       (1,253)        (1,323)
 Proceeds from sale of equity investment ...............         -            -             -           5,270
 Acquisition of Watkins Glen International interest,
   net of cash acquired ................................        --           --          (996)            --
 Acquisition of Phoenix International Raceway,
   net of cash acquired ................................        --           --       (43,868)            --
                                                          ----------    ---------     ---------     ----------
 Net Cash Used in Investing Activities .................   (27,968)     (83,175)      (50,513)      (152,347)
FINANCING ACTIVITIES
 Payment of notes payable ..............................         -            -              -        (13,658)
 Reacquisition of previously issued common stock .......    (1,708)          --          (148)          (195)
 Additional expense of Class A
   Common Stock Offering ...............................        --           --           (46)
 Cash dividends paid ...................................    (1,836)          --        (2,310)        (2,310)
 Issuance of Class A Common Stock ......................        --       74,367             -        117,700
 Short-term borrowings .................................        --        7,800             -              -
 Repayment of short-term borrowings ....................        --       (7,800)            -             --
                                                           ----------    ---------     ---------    -----------
 Net Cash Provided by (Used in) Financing Activities....    (3,544)      74,367        (2,504)       101,537
                                                          ----------    ---------     ---------     ----------
 Net Increase (Decrease) in Cash and Cash Equivalents ..     1,171         (985)        1,917         28,702
Cash and Cash Equivalents at Beginning of Period .......     7,871        9,042         8,057          9,974
                                                          ----------    ---------     ---------     ----------
Cash and Cash Equivalents at End of Period .............  $  9,042     $  8,057     $   9,974       $ 38,676
                                                          ==========    =========     =========     ==========

See accompanying notes.

                INTERNATIONAL SPEEDWAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        NOVEMBER 30, 1998

NOTE 1 -          DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY
OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS: International Speedway Corporation and its wholly-owned subsidiaries (the "Company") is a leading promoter of motorsports activities in the United States. The Company owns and operates five premier motorsports facilities--Daytona International Speedway ("Daytona"), a 2.5 mile, tri-oval track located in Daytona Beach, Florida; Talladega Superspeedway, a 2.6 mile, tri-oval track located in Talladega, Alabama; Phoenix International Raceway ("Phoenix"), a one mile oval track located outside of Phoenix, Arizona (See Note 3); Darlington Raceway, a 1.3 mile track located in Darlington, South Carolina; and Watkins Glen International ("Watkins Glen"), a 3.4 mile road course located in Watkins Glen, New York (See Note 3). The Company also operates Tucson Raceway Park in Pima County Arizona.

     At these facilities the Company promoted over 80 stock car, sports car, truck, motorcycle and other racing events in 1998, including eight NASCAR Winston Cup Series championship point races, two NASCAR Winston Cup Series non-championship point races, five NASCAR Busch Series--Grand National Division races, three NASCAR Craftsman Truck Series races, and a number of prestigious sports car and motorcycle races.

     The Company also has investments in other motorsports entertainment companies. The Company holds a 45% interest in Homestead-Miami Speedway, LLC ("Miami"), the operator of the Miami Homestead Speedway. The Company also holds an approximately 12% indirect interest in Penske Motorsports, Inc. ("PMI"), which owns and operates Michigan International Speedway, Pennsylvania's Nazareth Speedway, the California Speedway, and the North Carolina Motor Speedway.

     The Company owns and operates DAYTONA USA--The Ultimate Motorsports Attraction, a motorsports theme-entertainment complex that includes interactive media, theaters, historical memorabilia and exhibits and tours of Daytona International Speedway.

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

     The Company's proprietary MRN radio network and NASCAR Truck Network produces and syndicates NASCAR Winston Cup Series, NASCAR Busch Series--Grand National Division, NASCAR Craftsman Truck Series and other races promoted by the Company and others. MRN Radio also produces daily and weekly NASCAR racing programs.

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

     INVESTMENTS (NOTE 4): The Company accounts for investments in accordance with Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

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

            Buildings, grandstands and tracks .........   5-34 years
            Furniture and equipment ...................   3-20 years

     EQUITY INVESTMENTS (NOTE 2): Equity investments at November 30, 1997, represent a 40% ownership interest in Miami, a 20% ownership interest in PSH Corp (resulting in an approximately 11% indirect interest in PMI) and an approximately 7% interest in Grand Prix Association of Long Beach ("Long Beach"). At November 30, 1998, equity investments represent a 45% interest in Miami and a 20% ownership interest in PSH Corp. (resulting in an approximately

12% indirect interest in PMI). These investments are accounted for using the equity method of accounting. The Company's equity in the net income from equity investments is recorded as income with a corresponding increase in the investment. Dividends received and amortization of the Company's investment in excess of its pro rata share of the underlying assets reduce the investment. The Company's investment in excess of its pro rata share of the underlying assets is amortized by the straight-line method over 20-40 years. The Company recognizes the effects of transactions involving the sale or distribution by an equity investee of its common stock as capital transactions.

     GOODWILL (NOTE 3): Goodwill resulting from acquisitions is being amortized by the straight-line method over 40 years. Recoverability of intangibles is assessed using estimated undiscounted cash flows of related operations. The amount amortized for the years ended November 30, 1997 and November 30, 1998, was approximately $382,000 and $1,004,000, respectively.

     FAIR VALUE OF FINANCIAL INSTRUMENTS: The Company's financial instruments consist of cash, short- and long-term investments, accounts receivable and accounts payable. The carrying value of these financial instruments approximates their fair value at November 30, 1998.

     INCOME TAXES (NOTE 5): Income taxes have been provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     ADMISSION INCOME AND RACE RELATED REVENUE: Admission income and all race-related revenue is earned upon completion of an event and is stated net of admission and sales taxes collected. Refundable advance ticket sales and all race-related revenue on future events are deferred until earned.

     ADVERTISING EXPENSE: Advertising costs are expensed as incurred or, as in the case of race-related advertising, upon the completion of the event. Advertising expense was approximately $1.7 million, $290,000, $2.4 million and $3.8 million for the year ended August 31, 1996, the three months ended November 30, 1996 and the years ended November 30, 1997 and 1998, respectively.

     AMORTIZATION OF UNEARNED COMPENSATION (NOTE 11): The Company accounts for its long-term incentive stock plans in accordance with APB 25.

     EARNINGS PER SHARE: The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", during its first quarter ended February 28, 1998. This statement requires the Company to present "Basic" and "Diluted" earnings per share on the face of the income statement for current periods and to restate earnings per share for prior periods. Weighted average shares outstanding for the periods presented are:

                                                         BASIC        DILUTED
                                                     ------------   -----------
   Year ended August 31, 1996 ....................   34,191,106     34,317,430
   Three months ended November 30, 1996 ..........   35,327,263     35,470,048
   Year ended November 30, 1997 ..................   38,185,473     38,339,978
   Year ended November 30, 1998 ..................   40,025,643     40,188,800


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

     NEW ACCOUNTING PRONOUNCEMENTS: In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 130 in the first quarter of fiscal 1999. SFAS No. 130 expands or modifies disclosures and, accordingly, will have no impact on the Company's reported financial position, results of operations or cash flows.

     In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and reporting selected information about operating segments in interim financial reports and is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS 131 in its November 30, 1999 annual financial statements. SFAS 131 expands or modifies disclosures and, accordingly, will have no impact on the Company's reported financial position, results of operations or cash flows.

     COMPARABILITY: For comparability, certain 1996 and 1997 amounts have been reclassified where appropriate to conform with the presentation adopted in 1998.

NOTE 2--EQUITY INVESTMENTS

    Equity investments includes the following:

                                                                     %                               %
                                                   1997          OWNERSHIP          1998         OWNERSHIP
                                             ----------------   -----------   ---------------   ----------
                                              (IN THOUSANDS)                   (IN THOUSANDS)
   PSH Corp. .............................        $30,628            20           $31,470           20
   Grand Prix Association of Long
    Beach, Inc. ..........................          3,816             7               --            --
   Homestead-Miami Speedway, LLC .........         11,400            40            12,617           45
                                                  -------                         -------
                                                  $45,844                         $44,087
                                                  =======                         =======

     During 1998, PMI issued an additional 60,558 shares of common stock in conjunction with the 1997 investment in North Carolina Motor Speedway. The Company recorded an increase in its equity investment of PSH Corp. of approximately $190,000 and recorded a corresponding increase in deferred income taxes and additional paid-in capital of approximately $75,000 and $115,000, respectively.

      During 1998 PMI announced plans to repurchase, from time to time, up to $10 million of PMI's common stock in open market transactions. As of the Company's year end, 242,500 shares had been repurchased at prices ranging from $19.875 to $22.50 per share. As a result of these transactions, the Company recorded a reduction in its equity investment of PSH Corp. of approximately $200,000 and recorded a corresponding decrease in deferred income taxes and additional paid-in capital of approximately $80,000 and $120,000, respectively.

     In March of 1998, the Company acquired an additional 5% ownership interest in Miami for approximately $2.8 million, which was substantially financed by a 7.5% interest bearing note, payable on December 31, 2001. The borrower has the option of calling $500,000 of this note on December 31, 2000.

     In March, 1998, the Company sold its entire equity interest in Long Beach for approximately $5.3 million. The Company recorded a pre-tax gain of approximately $1.2 million from the sale.

     The Company's investment in excess of its share of underlying net assets in equity investments net of amortization amounted to $8.8 million and $8.0 million in 1997 and 1998, respectively. Amortization of the excess over the Company's share of the underlying net assets for the years ended November 30, 1997 and 1998 was approximately $416,000 and $444,000, respectively.

     The Company's share of undistributed equity in the earnings from equity investments included in retained earnings at November 30, 1997 and 1998 was approximately $2.3 million and $2.1 million, respectively.

     Summarized financial information for the Company's affiliated companies accounted for by the equity method is as follows (in thousands):

                                                      YEAR ENDED             YEAR ENDED
                                                      NOVEMBER 30,      NOVEMBER 30,
                                                         1997              1998
                                                     --------------   -------------
                                                             (IN THOUSANDS)
   Current assets .................                     $ 22,400          $ 14,907
   Noncurrent assets ..............                      379,900           359,213
   Current liabilities ............                       44,100            33,516
   Noncurrent liabilities .........                      116,200           117,785
   Minority interests .............                       84,900            86,812
   Net revenues ...................                      126,800           119,007
   Operating income ...............                       29,200            18,281
   Net income .....................                        8,900               739

NOTE 3--ACQUISITIONS

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

     On July 14, 1997, Phoenix Speedway Corporation, a newly formed wholly-owned subsidiary of the Company, acquired substantially all of the assets comprising the business and motorsports complex known as "Phoenix International Raceway" for consideration consisting of $46.4 million in cash, notes payable of $13.8 million, and related acquisition costs. Interest is being accrued on the note payable to the former principal and shareholder at an annual rate of 9%.

     The Phoenix acquisition has been accounted for under the purchase method of accounting, and accordingly, the results of operations have been included in the Company's consolidated statements of income since the date of acquisition. The purchase price was allocated to the assets and liabilities acquired based on estimated fair values at the acquisition date. The excess of the purchase price over the fair value of the net assets acquired was approximately $40.8 million and was recorded as goodwill. During fiscal 1998, a reduction of the purchase price in accordance with the original purchase agreement resulted in an approximately $469,000 adjustment to goodwill and notes payable.

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

                                                             PRO FORMA
                                        ---------------------------------------------------
                                         YEAR ENDED     THREE MONTHS ENDED      YEAR ENDED
                                         AUGUST 31,        NOVEMBER 30,        NOVEMBER 30,
                                            1996               1996                1997
                                        ------------   --------------------   -------------
                                                            (UNAUDITED)
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
   Total revenues ...................    $ 107,343            $17,449           $ 146,135
   Net income .......................       19,752                119              28,953
   Basic income per share ...........         0.58                 --                0.76
   Diluted income per share .........         0.58                 --                0.76

NOTE 4--INVESTMENTS

     The following is a summary of short-term, long-term and designated investments:

                                                         NOVEMBER 30, 1997
                                       -----------------------------------------------------
                                                        GROSS          GROSS       ESTIMATED
                                                     UNREALIZED     UNREALIZED      MARKET
                                          COST          GAINS         LOSSES         VALUE
                                       ----------   ------------   ------------   ----------
                                                          (IN THOUSANDS)

Held-to-maturity securities
   Obligations of U.S. Government
     agencies ......................    $11,936         $36            $--           $11,972
    Municipal securities ...........        957          --              2               955
                                        -------         ---            ---           -------
                                         12,893          36              2            12,927
Certificates of deposit ............     11,208          --             --            11,208
                                        -------         ---             ---          -------
                                        $24,101         $36            $ 2           $24,135
                                        =======         ===            ===           =======

                                                         NOVEMBER 30, 1998
                                       -----------------------------------------------------
                                                        GROSS          GROSS       ESTIMATED
                                                     UNREALIZED     UNREALIZED      MARKET
                                          COST          GAINS         LOSSES         VALUE
                                       ----------   ------------   ------------   ----------
                                                          (IN THOUSANDS)

Held-to-maturity securities
   Obligations of U.S. Government
     agencies ......................    $ 5,978         $--            $ --          $  5,978
    Municipal securities ...........      1,149           4              --             1,153
                                        -------         ---             ---          --------
                                          7,127           4              --             7,131
Certificates of deposit ............    101,000          --              --           101,000
                                        -------         ---             ---         ---------
                                       $108,127         $ 4            $ --          $108,131
                                       ========         ===             ===          ========

     At November 30, 1998, approximately $53.5 million of short-term investments are designated for the Company's investment in Kansas
International Speedway.  See Note 14.

     The cost and market values of held-to-maturity securities include accrued investment income of approximately $12,000 and $25,000 at November 30, 1997 and 1998, respectively.

     The cost and estimated market value of the held-to-maturity securities at November 30, 1998, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of certain securities have the right to prepay obligations.

                                                        NOVEMBER 30, 1998
                                                   --------------------------
                                                                    ESTIMATED
                                                        COST      MARKET VALUE
                                                     ----------  -------------
                                                             (IN THOUSANDS)
   Held-to-maturity securities
    Due in one year or less ........................    $6,627        $6,627
    Due after one year through three years .........       500           504
                                                        -------       -------
                                                        $7,127        $7,131
                                                        =======       =======

     The Company maintained its certificates of deposit with one financial institution at November 30, 1998. The Company believes that it is not exposed to any significant credit risk on its certificates of deposit due to the strength of the financial institution and the short-term nature of the certificates of deposit.

NOTE 5--FEDERAL AND STATE INCOME TAXES

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

     Significant components of the provision for income taxes are as follows:

                                          YEAR ENDED    THREE MONTHS   YEAR ENDED    YEAR ENDED
                                          AUGUST 31,       ENDED       NOVEMBER 30,  NOVEMBER 30,
                                          ---------     NOVEMBER 30,   ------------  ------------
                                             1996          1996            1997         1998
                                          ---------     -----------    ------------  ------------
                                                              (IN THOUSANDS)
   Current tax expense (benefit):
    Federal ...........................    $ 9,117       $(1,140)         $12,973     $15,864
    State .............................      1,310            (3)           2,042       1,869
   Deferred tax expense:
    Federal ...........................      1,341           352            2,181       6,158
    State .............................        195            50              962       1,003
                                           -------       --------         -------      -------
   Provision for income taxes .........    $11,963       $  (741)         $18,158      $24,894
                                           =======       ========        =========     =======

     The reconciliation of income tax computed at the federal statutory tax rates to income tax expense is as follows:

                                                    THREE MONTHS
                                 YEAR ENDED            ENDED            YEAR ENDED              YEAR ENDED
                                 AUGUST 31, 1996   NOVEMBER 30, 1996    NOVEMBER 30, 1997       NOVEMBER 30, 1998
                                 ----------------  -----------------    -----------------       -----------------
                                          % OF                 % OF                % OF                   % OF
                                          PRE-TAX              PRE-TAX             PRE-TAX                PRE-TAX
                                 AMOUNT   INCOME    AMOUNT     INCOME   AMOUNT     INCOME       AMOUNT     INCOME
                                 ----------------   ------------------  ---------------------   ------------ ------
                                                                       (IN THOUSANDS)
   Income tax computed at
    federal statutory rates ....   $11,075   35.0%   $ (913)  (35.0%)   $16,784     35.0%       $22,780     35.0%
   State income taxes, net of
    federal tax benefit ........       977    3.1        26     1.0       2,053      4.3          2,010      3.1
   Non-taxable share of
    (income) loss from
    unconsolidated affiliates...      (504)  (1.6)       73     2.8        (238)    (0.5)          (212)    (0.3)
   Officers' life insurance
    expense ....................       162    0.5        17     0.7          23                     (20)       -
   Other, net ..................       253    0.8        56     2.1        (464)    (0.9)           336      0.4
                                    ------   ----    -------    ----      ------    ------      -------     -----
                                   $11,963   37.8%   $ (741)  (28.4%)   $18,158     37.9%       $24,894     38.2%
                                   =======   =====   =======  =======   ========    ======      =======     =====

NOTE 6 CREDIT FACILITY

     In May of 1998, the Company entered into a five-year, unsecured, $100 million revolving line of credit facility. Borrowings under the Credit Facility will bear interest at the applicable LIBOR rate plus 40-80 basis points depending on certain financial criteria. The Credit Facility includes customary representations and warranties, covenants, defaults and conditions. At November 30, 1998 there were no borrowings under the Credit Facility.

NOTE 7--CAPITAL STOCK

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

     No shares of Preferred Stock are outstanding. See also Note 1--Basis of Presentation.

     During July of 1998, the Company sold an additional 4,600,000 shares of Class A Common Stock in a primary offering, including the Underwriters' over-allotment, at a price to the public of $27.00. The net proceeds to the Company were approximately $117.7 million, after deduction of underwriting discounts and commissions and expenses of the offering. As of November 30, 1998, the Company had used approximately $24.4 million of the net proceeds for the acquisition of land and preliminary construction related to Kansas International Speedway and designated an additional $53.5 million for the further funding of its investment in that facility. The Company intends to use the remaining proceeds to partially fund completion of additions and improvements to the Company's existing motorsports facilities, and for working capital and other corporate purposes, including the pursuit of further expansion opportunities.

NOTE 8--COMMITMENTS AND CONTINGENCIES

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

     The contribution expense for the plan was approximately $307,000, $85,000, $376,000 and $ 523,000 for the year ended August 31, 1996, for the three month period ended November 30, 1996 and the years ended November 30, 1997 and 1998, respectively.

     B. The estimated cost to complete construction in progress at November 30, 1998 for existing facilities is approximately $34.3 million. At November 30, 1998, approximately $53.5 million of short-term investments is designated for the Company's investment in Kansas International Speedway.

     C. The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation is likely to have a material adverse effect on the Company's financial condition or results of operations. In addition to such routine litigation incident to its business the Company faces exposure from other legal proceedings as described below.

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

     In March 1997, two purported class action companion lawsuits were filed in the United States District Court, Northern District of Georgia, against the Company, Americrown, and a number of other persons alleging, in substance, that the defendants unlawfully conspired to fix prices of souvenirs and merchandise sold to consumers in violation of federal antitrust laws. One suit was filed by Florida residents and the other suit was filed by Georgia residents. Both suits seek damages and injunctive relief on behalf of all persons who purchased souvenirs or merchandise from certain vendors at any NASCAR Winston Cup race or supporting event in the United States during the period 1991 to present. The two suits have been consolidated and the court is considering class certification. Discovery has been concluded. The Company and Americrown dispute the allegations and intend to defend the actions fully and vigorously.

     Management is presently unable to predict or quantify the outcome of these matters

NOTE 9--RELATED PARTY DISCLOSURES AND TRANSACTIONS

     All of the racing events that take place during the Company's fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association ("AHRMA"), the American Motorcyclist Association ("AMA"), the Automobile Racing Club of America ("ARCA"), the Championship Cup Series ("CCS"), the Federation Internationale de l'Automobile ("FIA"), the Federation Internationale Motocycliste ("FIM"), Historic Sportscar Racing ("HSR"), the International Race of Champions ("IROC"), the Indy Racing League ("IRL"), the National Association for Stock Car Auto Racing, Inc. ("NASCAR"), the Sports Car Club of America ("SCCA"), the Sportscar Vintage Racing Association ("SVRA"), the United States Auto Club ("USAC"), the United States Road Racing Championship ("USRRC"), and the World Karting Association ("WKA"). NASCAR, which sanctions some of the Company's principal racing events, is a member of the France Family Group which controls in excess of 60% of the combined voting power of the outstanding stock of the Company and some members of which serve as directors and officers. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors totaled approximately $11.6, $17.0 and $23.1 million for the years ended August 31, 1996, and November 30, 1997 and 1998, respectively. For the three month period ended November 30, 1996, monies paid by the Company to NASCAR for disbursements to competitors totaled approximately $1.1 million.

     The Company entered into collateral assignment split-dollar insurance agreements covering the lives of William C. France and James C. France and their respective spouses in October 1995. Pursuant to the agreements, the Company will advance the annual premiums of approximately $1,205,000 each year for a period of eight years. Upon surrender of the policies or payment of the death benefits thereunder, the Company is entitled to repayment of an amount equal to the cumulative premiums previously paid by the Company. The Company may cause the agreements to be terminated and the policies surrendered at any time after the cash surrender value of the policies equals the cumulative premiums advanced under the agreements. The Company records a net insurance expense representing the excess of the premiums paid over the increase in cash surrender value of the policies associated with these agreements. During the years ended November 30, 1997 and 1998, premiums paid were approximately equal to the increase in the cash surrender value of the policies.

     Poe & Brown, Inc., the servicing agent for the split-dollar insurance agreements, received a commission from an insurance company for its participation in the transactions. J. Hyatt Brown, President and Chief Executive Officer of Poe & Brown, Inc., is a Director of the Company.

NOTE 10--SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash paid for income taxes and interest for respective periods is summarized as follows:

                                 YEAR ENDED    THREE MONTHS            YEARS ENDED
                                 AUGUST 31,        ENDED               NOVEMBER 30,
                                 -----------   NOVEMBER 30,    -----------------------------
                                    1996           1996            1997             1998
                                 ----------   -------------    -------------   -------------
                                                     (IN THOUSANDS)
   Income taxes paid .........    $10,763       $185             $13,652           $13,618
                                  =======      =======           =======           =======
   Interest paid .............    $    --       $ 69             $    31               982
                                  =======      =======           =======           =======

     See Note 2 for discussion of non-cash equity investment transactions.

NOTE 11--LONG-TERM INCENTIVE STOCK PLANS

     In November 1993, the Company's Board of Directors and a majority of the Company shareholders approved the "International Speedway Corporation 1994 Long-Term Incentive Plan" (the "1994 Plan") for certain officers and managers of the Company. Under the 1994 Plan, up to 750,000 shares of the Company's Class B Common Stock were authorized to be granted as restricted stock at no
cost to 1994 Plan participants.   Awards were granted under the 1994 Plan
based upon the Company's performance in fiscal years 1994, 1995 and 1996. The ability to issue additional shares under the 1994 Plan expired with the grants based on fiscal 1996 results, which were granted January 1, 1997.

     In September 1996, the Company's Board of Directors and a majority of the Company shareholders approved the "1996 Long-Term Incentive Plan" (the "1996 Plan") for certain officers, employees and consultants of the Company. The 1996 Plan authorizes the grant of stock options (incentive and nonstatutory), stock appreciation rights ("SARs") and restricted stock. The Company has reserved an aggregate of 1,000,000 shares (subject to adjustment for stock splits and similar capital changes) of the Company's Class A Common Stock for grants under the 1996 Plan. In April 1998, the first awards of restricted stock under the 1996 Plan were made at no cost to Plan participants based upon fiscal 1997 results. There have been no grants of stock options or SARs under the 1996 Plan.

     Shares of restricted stock awarded under the 1994 and 1996 Plans vest at the rate of 50% of each award on the third anniversary of the award date and the remaining 50% on the fifth anniversary of the award date. Shares awarded under the 1994 and 1996 Plans generally are subject to forfeiture in the event of termination of employment prior to the vesting dates. The 1994 and 1996 Plan participants own the shares and may vote and receive dividends, but are subject to certain restrictions. Restrictions include the prohibition of the sale or transfer of the shares during the period prior to vesting of the shares. The Company also has the right of first refusal to purchase any shares of stock issued under the 1994 and 1996 Plans which are offered for sale subsequent to vesting.

     On January 1, 1996 and 1997 a total of 102,075 and 98,010 of the Company's Class B Common Stock , respectively, were awarded to certain officers and managers under the 1994 Plan. On April 1, 1998, 22,236 restricted shares of the Company's Class A Common Stock were awarded to certain officers and managers under the 1996 Plan. The market value of shares awarded on January 1, 1996 and 1997 and April 1, 1998 amounted to approximately $1,600,000, $1,985,000 and $680,000, respectively, and has been recorded as "Unearned compensation - restricted stock", which is shown as a separate component of shareholders' equity in the accompanying consolidated balance sheets. The unearned compensation is being amortized over the vesting periods of the shares. In accordance with APB 25, the Company will recognize a compensation charge over the vesting periods equal to the fair market value of these shares on the date awarded. The expense measured under SFAS No. 123 does not differ from that measured under APB25.

     The tax effect of income tax deductions that differ from expense under these plans is credited or charged to additional paid-in capital.

NOTE 12--CHANGE IN FISCAL YEAR END

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

CONSOLIDATED STATEMENT OF OPERATIONS

                                                                          THREE MONTHS ENDED
                                                                          NOVEMBER 30, 1995
                                                                          ------------------
                                                                              (UNAUDITED)
                                                                          (IN THOUSANDS, EXCEPT
                                                                                SHARE AND
                                                                            PER SHARE AMOUNTS)
   Revenues ........................................................          $   8,542
   Expenses ........................................................             10,016
                                                                              ----------
   Operating loss ..................................................             (1,474)
   Interest income, net ............................................                290
   Equity in net loss from equity investments ......................               (154)
                                                                              ----------
   Loss before income taxes ........................................             (1,338)
   Income tax benefit ..............................................               (318)
                                                                              ----------
   Net loss ........................................................          $  (1,020)
                                                                              ==========
   Basic loss per share ............................................          $   (0.03)
                                                                              ==========
   Diluted loss per share ..........................................          $   (0.03)
                                                                              ==========
   Weighted average number of common shares outstanding--Basic .....          34,214,610
   Weighted average number of common shares outstanding--Diluted ...          34,315,301


CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                          THREE MONTHS ENDED
                                                                          NOVEMBER 30, 1995
                                                                          -------------------
                                                                             (UNAUDITED)
                                                                            (IN THOUSANDS)
   Net cash provided by operating activities .......................          $   3,673
   Investing Activities
    Proceeds from maturities of investments, net ...................             21,053
    Capital expenditures ...........................................             (8,229)
    Investment in PSH Corp. ........................................            (14,975)
    Other investing activities .....................................               (732)
                                                                              ----------
   Net cash used in investing activities ...........................             (2,883)
   Net cash provided by financing activities .......................                 --
                                                                              ----------
   Net increase in cash and cash equivalents .......................                790
   Cash and cash equivalents at beginning of period ................              7,871
                                                                              ----------
   Cash and cash equivalents at end of period ......................          $   8,661
                                                                              ==========

NOTE 13--QUARTERLY DATA (UNAUDITED)

     The Company derives most of its income from event admissions and related revenue from a limited number of NASCAR-sanctioned races. As a result, the Company's business has been, and is expected to remain, highly seasonal based on the timing of major events. For example, one of Darlington Raceway's Winston Cup Series events is traditionally held on the Sunday preceding Labor Day. Accordingly, the timing of the Labor Day holiday in 1997 and 1998 resulted in the revenue and expenses for that race and the related supporting events being recognized in the quarter ended August 31 in fiscal 1997, while not being recognized until the quarter ending November 30 in fiscal 1998. Further, in July 1998 the Company announced the postponement of the NASCAR Winston Cup Series Pepsi 400 at Daytona from July 4, 1998 to October 17, 1998 as a result of the nationally publicized forest fire emergency throughout the state of Florida. The rescheduling of the Pepsi 400 at Daytona resulted in event-related revenues and expenses being recognized in the quarter ending November 30, 1998 while corresponding revenues and expenses were recognized in the quarter ended August 31 in fiscal 1997. Accordingly, the Company's results of operations are not necessarily comparable on a period-to-period basis.

     The following table presents certain unaudited financial data for each fiscal quarter of fiscal 1997 and fiscal 1998 (in thousands, except per share amounts):

                                                         FISCAL QUARTER ENDED
                                    ------------------------------------------------------------
                                     FEBRUARY 28,       MAY 31,      AUGUST 31,     NOVEMBER 30,
                                         1997            1997           1997            1997
                                    --------------   ------------   ------------   -------------
   Total Revenues .................    $ 51,866        $ 29,630       $ 33,106       $ 26,772
   Operating Income ...............      27,103           7,075          8,762          1,961
   Net Income .....................      17,475           4,486          5,985          1,850
   Basic earnings per share .......        0.46            0.12           0.16           0.05
   Diluted earnings per share .....        0.46            0.12           0.16           0.05

                                                         FISCAL QUARTER ENDED
                                    ------------------------------------------------------------
                                     FEBRUARY 28,       MAY 31,      AUGUST 31,     NOVEMBER 30,
                                         1998            1998           1998            1998
                                    --------------   ------------   ------------   -------------
   Total Revenues .................    $ 68,284        $ 38,191       $ 17,822       $ 64,671
   Operating Income (loss) ........      33,000           7,784         (4,687)        24,817
   Net Income (loss) ..............      20,149           6,046         (1,944)        15,941
   Basic earnings (loss) per share         0.53            0.16           (.05)          0.37
   Diluted earnings (loss) per share       0.53            0.16           (.05)          0.37



NOTE 14 -- SUBSEQUENT EVENTS

     In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas ("Unified Government") issued approximately $71.3 million in taxable special obligation revenue ("TIF") bonds and approximately $24.3 million in sales tax special obligation revenue ("STAR") bonds, in connection with the financing of the phase I construction of the proposed Kansas International Speedway. The STAR bonds will be retired with state and local taxes generated within the project's boundaries. The TIF bonds will be a liability of the Company and will be recorded as long term debt in the Company's first quarter of fiscal 1999. Commencing in 1999 and continuing through 2027, the Company will be required to make principal and interest payments escalating from an annual rate of approximately $4.8 million in 1999 to $7.7 million in 2027.
The Company has granted a mortgage and security interest in the Kansas project for its TIF Bond debt service obligations.

      The Company's phase I equity contribution to Kansas International Speedway is approximately $77.9 million, of which $24.4 million was funded during fiscal 1998, primarily for land acquisition.

     Subsequent to November 30, 1998, the Company invested an additional approximately $2.5 million in Kansas International Speedway and deposited approximately $51 million into a trust account concurrent with the Unified Government's January 1999 issuance of the TIF and STAR bonds described above. TIF and STAR bond proceeds are awaiting disbursement subject to certain conditions of the bond insurer.

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

For the year ended
 November 30, 1998

Allowance for
 doubtful accounts             $100        $  79       $  79       $ 100

For the year ended
 November 30, 1997

Allowance for
 doubtful accounts             $ 35        $ 170       $ 105       $ 100

For the three months ended
 November 30, 1996

Allowance for
 doubtful accounts             $ 35        $ (2)       $ (2)       $ 35

For the year ended
 August 31, 1996

Allowance for
 doubtful accounts             $ 35        $ 52        $ 52        $ 35



(A)  Uncollectible accounts written off, net of recoveries.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers, directors and nominees for directors of the Company are as follows:

NAME                  AGE    POSITION WITH THE COMPANY

William C. France     65     Chairman of the Board, Chief Executive Officer and Director
James C. France       54     President, Chief Operating Officer and Director
Lesa D. Kennedy       37     Executive Vice President and Director
H. Lee Combs          45     Senior Vice President--Operations and Director
Robert E. Smith       66     Vice President--Administration
Susan G. Schandel     35     Treasurer and Chief Financial Officer
Gregory J. Sullivan   43     Vice President--Marketing
John E. Graham, Jr.   50     Vice President
W. Grant Lynch, Jr.   45     Vice President
James H. Hunter       59     Vice President
John R. Saunders      42     Vice President--Corporate Administrative Services
W. Garrett Crotty     35     Secretary and General Counsel
J. Hyatt Brown        61     Director
John R. Cooper        66     Director
Robert R. Dyson       52     Director
James H. Foster       72     Director
Brian Z. France       36     Director
Christy F. Harris     53     Director
Raymond K. Mason, Jr. 43     Director
Edward H. Rensi       54     Director
Lloyd E. Reuss        62     Director
Chapman Root, II      49     Director
Thomas W. Staed       67     Director

     The Company's Articles provide that the Board of Directors be divided into three classes, with regular three year staggered terms. Messrs. James C. France, Cooper, Brian Z. France, Mason and Reuss will hold office until the annual meeting of shareholders to be held in 1999, Ms. Kennedy and Messrs. Brown, Dyson, Rensi and Staed will hold office until the annual meeting of shareholders to be held in 2000, and Messrs. William C. France, Combs, Foster, Harris and Root will hold office until the annual meeting of shareholders to be held in 2001.

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

     Mr. Robert E. Smith has served as Vice President--Administration of the Company for more than five years.

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

     Mr. John R. Saunders has served as a Vice President since 1997 and was President of Watkins Glen International from 1983 until 1997.

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

     Mr. John R. Cooper, a director since 1987, served as Vice President - Corporate Development of the Company from December 1987 until July 1994. Beginning January 1996 Mr. Cooper rejoined the Company staff.

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

     Mr. Raymond K. Mason, Jr., a director since 1981, had served as Chairman and President of American Banks of Florida, Inc., Jacksonville, Florida, from 1978 until its sale in 1998.

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

DIRECTOR COMPENSATION

     The Company pays each non-employee director a monthly retainer of $500, a $1,000 fee for each meeting of the Board of Directors attended and a $500 fee for each Board committee meeting attended. The aggregate retainers and fees paid to directors with respect to fiscal 1998 services totaled approximately $111,000. The Company also reimburses directors for all expenses incurred in connection with their activities as directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended November 30, 1998, Forms 5 and amendments thereto furnished to the Company with respect to the fiscal year ended November 30, 1998, and written representations furnished to the Company, James H. Foster and Christy F. Harris have been identified as failing to file on a timely basis reports required by section 16(a) of the Exchange Act during the fiscal year ended November 30, 1998. Mr. Foster and Mr. Harris each had one transaction which should have been reported on Form 4 which was reported late on Form 5. Mr. Harris' Form 5 was filed late. Based solely on the review, there is no other person who, at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of any class of the Company's securities that failed to file on a timely basis reports required by section 16(a) of the Exchange Act during the fiscal year ended November 30, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the total compensation paid by the Company, for services rendered during the last three fiscal years, to the Company's Chief Executive Officer and the Company's other four most highly compensated executive officers during fiscal 1998 (collectively the "Named Officers").

                             Summary Compensation Table

                                                     Long Term
                           Annual Compensation      Compensation
                     -----------------------------  -------------
Name and             Fiscal                          Restricted         All Other
Principal Position   Year      Salary    Bonus (3) Stock Awards(1)    Compensation(2)
-------------------  -----------------------------  --------------   ------ ---------
William C. France    1998    $380,513    $153,622    $      0            $774,441
Chairman and Chief   1997    $330,538    $150,282    $      0            $769,351
Executive Officer    1996    $278,707    $130,679    $      0            $771,368

James C. France      1998    $341,342    $111,168    $      0            $477,319
President and Chief  1997    $264,644    $ 96,231    $      0            $474,575
Operating Officer    1996    $224,778    $ 83,679    $      0            $473,923

Lesa D. Kennedy      1998    $222,977    $ 71,295    $121,000            $  9,559
Executive Vice       1997    $213,488    $ 75,837    $372,398            $  8,355
President            1996    $173,553    $ 69,223    $149,695            $  8,648

H. Lee Combs         1998    $218,161    $ 70,018    $121,000            $ 13,156
Sr Vice President    1997    $208,335    $ 69,672    $372,398            $ 12,373
Operations           1996    $172,226    $ 72,179    $172,020            $ 11,102

W. Grant Lynch, Jr.  1998    $187,778    $ 97,246    $ 64,406            $  9,825
Vice President       1997    $176,965    $ 55,028    $177,694            $  6,663
                     1996    $150,809    $ 52,570    $235,940            $ 10,255



     (1) For fiscal years prior to 1998, reflects the aggregate market value of shares awarded under the Company's 1994 Long-Term Incentive Plan (calculated as of the date of the award). The indicated awards were made in January with respect to services rendered in the prior fiscal year. For fiscal year 1998, reflects the aggregate market value of shares awarded under the Company's 1996 Long-Term Incentive Plan (calculated as of the date of the award). The indicated awards were made in April with respect to services rendered in the prior fiscal year. See Note 11 of Notes to the Company's Consolidated Financial Statements.

     (2) The compensation reported in this column consists of (i) payments for insurance, including premium payments and related expense for split-dollar and other life insurance, accidental death and dismemberment insurance, group health insurance, and long term disability insurance, (ii) medical expense reimbursements, and (iii) contributions to the Company's 401(k) plan. The amounts applicable to each Named Officer for each category for fiscal 1998 are as follows:
     William C. France ($773,577, $864 and $0, respectively); James C. France ($468,161, $2,758 and $6,400, respectively); Lesa D. Kennedy ($3,159,
     $0 and $6,400, respectively); H. Lee Combs ($3,142, $3,614 and $6,400, respectively); and W. Grant Lynch, Jr. ($3,031, $394 and $6,400, respectively). Pursuant to the Company's split-dollar life insurance arrangements, the premiums will be repaid to the Company in future periods. See Note 9 of Notes to the Company's Consolidated Financial Statements.

     (3) The bonus for the Chairman/CEO and President COO are the Company's estimates for fiscal 1998, which have not yet been approved by the Board of Directors of the Company.

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

     1996 LONG-TERM INCENTIVE PLAN.    The Company's 1996 Long-term Incentive
Plan (the "1996 Plan") was adopted by the Board of Directors in September 1996. The purpose of the 1996 Plan is to attract and retain key employees and consultants of the Company, to provide an incentive for them to achieve long-range performance goals, and to enable them to participate in the long-term growth of the Company.

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

     The Committee has discretion to administer the 1996 Plan in the manner which it determines, from time to time, is in the best interest of the Company. For example, the Committee will fix the terms of stock options, SARs and restricted stock grants and determine whether, in the case of options and SARs, they may be exercised immediately or at a later date or dates. Awards may also be granted subject to conditions relating to continued employment and restrictions on transfer. In addition, the Committee may provide, at the time an award is made or at any time thereafter, for the acceleration of a participant's rights or cash settlement upon a change in control of the Company. The terms and conditions of awards need not be the same for each participant. The foregoing examples illustrate, but do not limit, the manner in which the Committee may exercise its authority in administering the 1996 Plan. In addition, all questions of interpretation of the 1996 Plan will be determined by the Committee. The first awards under the 1996 Plan were made in April 1998, based upon fiscal 1997 results. The amount of the awards was based upon the Company's performance as measured against annual financial goals established in advance by the Board of Directors. These awards were restricted shares of Class A Common Stock and are initially restricted and will not immediately vest to the participant, but, instead carry a continued employment restriction of 3 years on 50% of the grant and 5 years on the other 50% of the grant. If employment ends prior to the expiration of the vesting period for reasons acceptable to the Compensation Committee (death, disability, retirement, etc.) the Company may determine to vest all or a portion of the unvested and unearned restricted shares. Termination of employment for any other reason will result in forfeiture of all unvested and unearned shares. Awards under the 1996 Plan are to be made in April 1999, based upon fiscal 1998 results and will carry restrictions equivalent to those imposed on the awards in 1998.

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

     CHAIRMAN/CEO COMPENSATION BASES. The Compensation Committee determined a 15% increase in Chairman/CEO compensation was appropriate in light of the continued growth in earnings per share in 1997.

                                                          Thomas W. Staed
                                                          Chapman J. Root, II
                                                          Lloyd E. Reuss

                             PERFORMANCE GRAPH

     The rules of the Securities and Exchange Commission ("SEC") require the Company to provide a line graph covering at least the last five fiscal years and comparing the yearly percentage change in the Company's total shareholder return on common stock with the cumulative total return of a broad equity index assuming reinvestment of dividends and the cumulative total return, assuming reinvestment of dividends, of a published industry or line-of-business index; peer issuers selected in good faith; or issuers with similar market capitalization. The graph below compares the cumulative total five year return of the Company's common stock (upon the assumption that an original $100 investment was made in pre-split common stock which automatically converted to Class B Common Stock on November 4, 1996) with that of the NASDAQ Stock Market Index (U.S. Companies) and with the 40 NASDAQ issues (U.S. companies) listed in SIC codes 7900-7999, which encompasses service businesses in the amusement, sports and recreation industry, which includes indoor operations which are not subject to the impact of weather on operations and pari-mutual and other wagering operations. The Company conducts large outdoor sporting and entertainment events which are subject to the impact of weather, and is not involved in pari-mutual or other wagering. The stock price shown has been estimated from the high and low prices for each quarter for which the close is not available. Because of the unique nature of the Company's business and the fact that only short-term public information is available concerning a limited number of companies involved in the same line of business, and no public information is available concerning other companies in that line of business, the Company does not believe that the information presented below is meaningful.

COMPARISON OF FIVE YEAR CUMULATIVE RETURN AMONG
INTERNATIONAL SPEEDWAY CORP., NASDAQ Market Index and NASDAQ SIC 7900 Index [The line graph on the information statement furnished to shareholders depicts the plotting of the following information.]

 Measurement Period             ISC         NASDAQ      NASDAQ
(Fiscal Year Covered)                       Market      SIC 7900
                                            Index       Index

Measurement Pt - 11/30/93      $100.00     $100.00     $100.00

FYE* 11/30/94                  $102.85     $100.20     $ 59.85
FYE* 11/30/95                  $246.24     $142.87     $ 48.28
FYE* 11/30/96                  $308.62     $174.91     $ 43.11
FYE  11/30/97                  $317.15     $217.89     $ 52.94
FYE  11/30/98                  $533.51     $267.00     $ 48.60

* Adjusted to reflect current fiscal year end for comparability purposes.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   As of February 8, 1999, the Company had 11,783,548 shares of Class A Common Stock and 31,291,621 shares of Class B Common Stock issued and outstanding. Each share of the Class A Common Stock is entitled to one-fifth of one vote on matters submitted to shareholder approval or a vote of shareholders. Each share of the Class B Common Stock is entitled to one vote on matters submitted to shareholder approval or a vote of shareholders. The following table sets forth certain information as of February 8, 1999 with respect to the beneficial ownership of each class of the Company's common stock by: (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of each class of common stock, (ii) each director of the Company who beneficially owns any such shares, (iii) each of the Company's executive officers who beneficially owns any such shares, and (iv) all directors and executive officers of the Company as a group. As described in the notes to the table, voting and/or investment power with respect to certain shares of common stock is shared by the named individuals. Consequently, such shares may be shown as beneficially owned by more than one person.

                                        NUMBER OF SHARES                      PERCENTAGE OF       PERCENTAGE OF
                                         OF COMMON STOCK                       COMMON STOCK       COMBINED VOTING
                                      BENEFICIALLY OWNED (2)                BENEFICIALLY OWNED    POWER OF ALL
                               -------------------------------------  --------------------------  CLASSES OF
NAME OF BENEFICIAL OWNER (1)    CLASS A      CLASS B        TOTAL      CLASS A  CLASS B   TOTAL   COMMON STOCK
-----------------------------  -------------------------------------  --------------------------  ---------------
France Family Group(3)  .....     15,972   21,158,081    21,174,053       *      67.62%   49.16%    62.89%
James C. France(4) ..........      3,000   15,352,721    15,355,721       *      49.06%   35.65%    45.63%
William C. France(5) ........      1,600   15,340,501    15,342,101       *      49.02%   35.62%    45.59%
Putnam Investments, Inc.(6)..  1,501,477            0     1,501,477     12.74%     *       3.49%      *
The Putnam
  Advisory Company, Inc.(7)..    761,100            0       761,100      6.46%     *       1.77%      *
Putnam Investment
  Management, Inc.(8)........    740,377            0       740,377      6.28%     *       1.72%      *
Lesa D. Kennedy (9)..........      3,000      383,355       386,355       *       1.23%     *        1.14%
Brian Z. France..............          0      261,740       261,740       *        *        *         *
Raymond K. Mason, Jr.(10)....          0      196,740       196,740       *        *        *         *
James H. Foster(11). ........     22,205      168,884       191,089       *        *        *         *
H. Lee Combs.................      5,372       47,116        52,488       *        *        *         *
Thomas W. Staed(12)..........      2,450       45,000        47,450       *        *        *         *
Robert R. Dyson(13)..........     17,000       29,500        46,500       *        *        *         *
James H. Hunter..............      2,211       29,113        31,324       *        *        *         *
John E. Graham, Jr...........      3,765       26,415        30,180       *        *        *         *
W. Grant Lynch, Jr...........      3,561       22,160        25,721       *        *        *         *
John R. Saunders.............      2,561       17,551        20,112       *        *        *         *
Chapman J. Root, II .........      2,500       13,500        16,000       *        *        *         *
Susan G. Schandel............      2,695       12,392        15,087       *        *        *         *
Robert E. Smith(14) .........      2,090        9,999        12,089       *        *        *         *
Gregory J. Sullivan..........      2,400        8,775        11,470       *        *        *         *
J. Hyatt Brown(15) ..........      2,400        9,000        11,400       *        *        *         *
John R. Cooper ..............      5,000        1,500         6,500       *        *        *         *
W. Garrett Crotty(16)........      1,500        4,495         5,995       *        *        *         *
Lloyd E. Reuss...............      5,000            0         5,000       *        *        *         *
Christy F. Harris(17)........      3,600          150         3,750       *        *        *         *
Edward H. Rensi..............          0        1,500         1,500       *        *        *         *
All directors and
  executive officers as a
  group (23 persons)(18) ....     94,205   21,307,593    21,401,798       *      68.09%   49.68%    63.38%

-------------------------------
  *  Less than 1%.
     (1) Unless otherwise indicated the address of each of the beneficial owners identified is c/o the Company, 1801 West International Speedway Boulevard, Daytona Beach, Florida 32114.
     (2) Unless otherwise indicated, each person has sole voting and investment power with respect to all such shares.
     (3) Reflects the aggregate of 7,600 Class A and 20,325,448 Class B shares indicated in the table as beneficially owned by James C. France, William
     C. France, Lesa D. Kennedy and Brian Z. France, as well as 4,500 Class A shares held of record and 832,633 Class B shares held beneficially by the adult children of James C. France. See footnotes (4), (5) and (9).
     (4) Includes (i) 1,500 Class A shares held of record and 304,725 Class B shares held beneficially by Sharon M. France, his spouse, (ii) 9,115,125 Class B shares held of record by Western Opportunity Limited
     Partnership ("Western Opportunity"), (iii) 4,052,369 Class B shares held of record by Carl Investment Limited Partnership ("Carl"), and
     (iv) 1,880,502 Class B shares held of record by White River Investment Limited Partnership ("White River"). James C. France is the sole shareholder and director of (x) Principal Investment Company, one of the two general partners of Western Opportunity, (y) Quaternary Investment Company, the general partner of Carl, and (z) Secondary Investment Company, one of the two general partners of White River. Also see footnote (5). Does not include an aggregate of 4,500 Class A and 832,633 Class B shares held of record by the adult children of James C. France.
     (5) Includes (i) 600 Class A shares held of record by Betty Jane France, his spouse, (ii) 9,115,125 Class B shares held of record by Western Opportunity, (iii) 3,763,750 Class B shares held of record by Polk City Limited Partnership ("Polk City"), and (iv) 1,880,502 Class B shares held of record by White River. William C. France is the sole shareholder and director of each of (x) Sierra Central Corp., one of the two general partners of Western Opportunity, (y) Boone County Corporation, the general partner of Polk City, and (z) Cen Rock Corp., one of the two general partners of White River. Also see footnote (4).
     Does not include the aggregate of 3,000 Class A and 645,095 Class B shares shown in the table as beneficially owned by Lesa D. Kennedy and Brian Z. France, adult children of William C. France.
     (6) This owner's address is One Post Office Square, Boston, Massachusetts 02109. Shares reported for Putnam Investment Management, Inc. and The Putnam Advisory Company, Inc. are included.
     (7) This owner's address is One Post Office Square, Boston, Massachusetts 02109. Shares reported are also included in those reported for Putnam Investments, Inc.
     (8) This owner's address is One Post Office Square, Boston, Massachusetts 02109. Shares reported are also included in those reported for Putnam Investments, Inc.
     (9) Includes (i) 1,500 Class A shares held of record by Ms. Kennedy as custodian for her minor son, Benjamin, (ii) 1,500 Class A shares held jointly with her spouse, and (iii) 343,950 Class B shares held of record by BBL Limited Partnership. Mrs. Kennedy is the sole shareholder and a director of BBL Company, the sole general partner of BBL Limited Partnership.
     (10) Includes 75 Class B shares owned by The Raymond K. Mason, III Trust, as to which Mr. Mason disclaims beneficial ownership.
     (11) Includes (i) 75,000 Class B shares held of record by Mr. Foster as trustee, and (ii) 65,000 Class B shares held of record by Barbara S. Foster, his spouse, as trustee, as to which Mr. Foster disclaims beneficial ownership.
     (12) Owned jointly with Barbara Staed, his spouse.
     (13) Includes 5,000 Class A shares held in the Robert R. Dyson 1987 Family Trust and 7,000 Class A Shares held as Trustee of the Charles H. Dyson Trust No. 2, U/A dated 4/15/76.
     (14) Includes 795 Class B shares held of record as joint tenants with his spouse.
     (15) Held of record as joint tenants with Cynthia R. Brown, his spouse.
     (16) Includes 100 Class B shares held by Mr. Crotty as Trustee for his son and 1,500 shares held by Bellows Falls Investment, Inc.
     (17) Includes (i) 500 Class A shares held by M. Dale Harris, his spouse,
     (ii) 1,500 Class A shares held by Mr. Harris as trustee of The Harris, Midyette, Geary, Darby & Morrell, P.A. Profit Sharing Plan and Trust,
     (iii) 100 Class A shares held by Mr. Harris as Trustee of the Harris Children's Trust as to which Mr. Harris disclaims beneficial ownership.
     (18) See footnotes (4),(5), and (9) through (17).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     NASCAR, which sanctions most of the Company's major racing events, is controlled by William C. France and James C. France. Standard NASCAR sanction agreements require racetrack operators to pay various monies to NASCAR for each sanction event conducted. Included are sanction fees and prize and point fund monies. The prize and point fund monies are distributed by NASCAR to participants in the events. The aggregate NASCAR sanction fees and prize and point fund monies paid by the Company with respect to fiscal 1996, 1997 and 1998 were $13.9 million, $20.6 million, and $28.8 million respectively.

     In addition, NASCAR and the Company share a variety of expenses in the ordinary course of business. NASCAR pays rent to the Company for office space based upon estimated fair market lease rates for comparable facilities. NASCAR also reimburses the Company for 50% of the compensation paid to personnel working in the Company's legal and risk management departments, as well as 50% of the compensation expense associated with receptionists and the Company's archive departments. The Company's payments to NASCAR for MRN Radio's broadcast rights to Craftsman Truck Series races represents an agreed-upon percentage of the Company's advertising revenues attributable to such race broadcasts. NASCAR's reimbursement for use of the Company's mail room, graphics and publications departments, and the Company's reimbursement of NASCAR for use of corporate aircraft, is based on actual usage. The aggregate amount paid by the Company to NASCAR for shared expenses, net of the amounts received from NASCAR for shared expenses, totaled approximately $359,000, $720,000, and $160,000 during fiscal 1996, 1997 and 1998, respectively. The Company strives to ensure, and management believes that, the terms of the Company's transactions with NASCAR are no less favorable to the Company than could be obtained in arms'-length negotiations.

     J. Hyatt Brown, a director of the Company, serves as President and Chief Executive Officer of Poe & Brown, Inc. ("Poe"). Poe has received commissions for serving as the Company's insurance broker for several of the Company's insurance policies, including its property and casualty policy, certain employee benefit programs and the split-dollar arrangements established for the benefit of William C. France, James C. France and their respective spouses. The aggregate commissions received by Poe in connection with Company policies were approximately $294,000, $166,000, and $240,000 during fiscal 1996, 1997 and 1998, respectively.

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

                                  PART IV

ITEM 14.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

(a)    Documents filed as a part of this report

1.     Consolidated Financial Statements listed below:

Consolidated Balance Sheets
      - November 30, 1997 and 1998

Consolidated Statements of Income
      - Year ended August 31, 1996,
        three months ended November 30, 1996 and years ended November 30, 1997 and 1998

Consolidated Statements of Shareholders' Equity
      - Year ended August 31, 1996,
        three months ended November 30, 1996 and years ended November 30, 1997 and 1998

Consolidated Statements of Cash Flows
      - Year ended August 31, 1996,
        three months ended November 30, 1996 and years ended November 30, 1997 and 1998

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

                                          INTERNATIONAL SPEEDWAY CORPORATION


DATE:    February  9, 1999              /s/ William C. France
                                        William C. France, Chairman,
                                        Chief Executive Officer & Director


DATE:    February  9, 1999              /s/ Susan G. Schandel
                                        Susan G. Schandel
                                        Chief Financial Officer


DATE:    February  9, 1999              /s/ James C. France
                                        James C. France
                                        Director


DATE:    February  9, 1999              /s/ Lesa D. Kennedy
                                        Lesa D. Kennedy
                                        Director


DATE:    February  9, 1999              /s/ H. Lee Combs
                                        H. Lee Combs
                                        Director


DATE:    February  9, 1999              /s/ James H. Foster
                                        James H. Foster
                                        Director


DATE:    February  9, 1999              /s/ J. Hyatt Brown
                                        J. Hyatt Brown
                                        Director


DATE:    February  9, 1999              /s/ Brian Z. France
                                        Brian Z. France
                                        Director


DATE:    February  9, 1999              /s/ Raymond K. Mason, Jr.
                                        Raymond K. Mason, Jr.
                                        Director


DATE:    February  9, 1999              /s/ Daniel W. Houser
                                        Daniel W. Houser
                                        Controller