Form 10-Q
period 1999-02-28
INTERNATIONAL SPEEDWAY CORP
filed 1999-04-12
CIK 51548

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 1999.

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

    Class A Common Stock, - 11,939,856 shares as of February 28, 1999.
    Class B Common Stock, - 31,135,363 shares as of February 28, 1999.

PART I. - FINANCIAL INFORMATION
Item 1. - Financial Statements

                INTERNATIONAL SPEEDWAY CORPORATION
              Condensed Consolidated Balance Sheets

                                                              November 30,   February 28,
                                                                  1998           1999
                                                                             (Unaudited)
                                                              -------------- -------------
                                                                      (IN THOUSANDS)
                            ASSETS
Current Assets:
 Cash and cash equivalents ...................................    $ 38,676 24,887
 Short-term investments ......................................      54,127 87,171
 Receivables, less allowances of $100 and $500, respectively .       9,445 12,960
 Inventories .................................................         953  1,736
 Prepaid expenses and other current assets ...................       5,243  2,878
                                                                 ------------ ------------
Total Current Assets .........................................     108,444     129,632

Property and Equipment - at cost - less accumulated
 depreciation of $65,529 and $68,880, respectively ...........     225,831     241,759

Other Assets:
 Equity investments ..........................................      44,087      44,650
 Goodwill, less accumulated amortization of $1,386 and
  $1,638, respectively .......................................      38,927 38,675
 Restricted investments (Note 2)..............................      53,500     112,713
 Other .......................................................       6,029 11,102
                                                                ------------ ------------
                                                                   142,543     207,140
                                                                ------------ ------------
Total Assets .................................................    $476,818    $578,531
                                                                ============ ============

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable ............................................    $ 10,367 10,551
 Income taxes payable ........................................       5,088 11,286
 Deferred income .............................................      62,253 55,536
 Current portion of long-term debt ...........................         598         685
 Other current liabilities ...................................       2,648  5,457
                                                                ------------ ------------
Total Current Liabilities ....................................      80,954 83,515

Long-term debt (Note 2) ......................................       2,775 71,725
Deferred income taxes ........................................      26,234 30,287
Commitments and Contingencies
Shareholders' Equity (Note 1)
 Class A Common Stock, $.01 par value, 80,000,000 shares
   authorized; 11,529,590 and 11,939,856 issued at November 30
   and February 28, respectively..............................         115    119
 Class B Common Stock, $.01 par value, 40,000,000 shares
   authorized; 31,573,043 and 31,135,363 issued at November 30
   and February 28, respectively..............................         316    312
 Additional paid-in capital ..................................     205,089     205,851
 Retained earnings ...........................................     163,201     188,344
                                                                ------------ ------------
                                                                   368,721     394,626
 Less unearned compensation-restricted stock .................       1,866  1,622
                                                                ------------ ------------
Total Shareholders' Equity ...................................     366,855     393,004
                                                                ------------ ------------
Total Liabilities and Shareholders' Equity ...................    $476,818    $578,531
                                                                ============ ============

See accompanying notes.

                      INTERNATIONAL SPEEDWAY CORPORATION
                Condensed Consolidated Statements of Income

                                                       Three Months ended
                                                    February 28,  February 28,
                                                        1998          1999
                                                     (Unaudited)   (Unaudited)
                                                     _________________________
                                                       (In Thousands, Except
                                                          Per Share Data)
REVENUES:
  Admissions, net.................................      $31,889    $37,614
  Motorsports related income......................       27,165     34,444
  Food, beverage and souvenir income..............        8,966     10,834
  Other income....................................          264        344
                                                     ___________      __________
                                                         68,284          83,236
EXPENSES:
  Direct expenses:
    Prize and point fund monies
      and NASCAR sanction fees....................       11,092      12,804
    Motorsports related expenses..................        8,154     11,080
    Food, beverage and souvenir expenses..........        4,469      5,239
  General and administrative expenses.............        8,528     10,254
  Depreciation and amortization ..................        3,041      3,626
                                                     ___________  __________
                                                         35,284     43,003
                                                     ___________  __________
Operating Income..................................       33,000     40,233
Interest income ..................................          441      2,086
Interest expense .................................         (313)       (297)
Equity in net income (loss)from equity investments         (421)        25
                                                     ___________  __________
Income before income taxes........................       32,707     42,047
Income taxes......................................       12,558     16,108
                                                     ___________  __________
Net Income........................................      $20,149    $25,939
                                                    ===========  ==========
Basic net income per share .......................       $ 0.53       $0.61
                                                     ===========  ==========
Diluted net income per share .....................       $ 0.53       $0.60
                                             ===========  ==========
Dividends per share...............................       $   --      $  --
                                                     ===========  ==========
Basic weighted average shares outstanding ........   38,204,357  42,858,839
                                                     ===========  ==========
Diluted weighted average shares outstanding ......   38,361,625   42,994,673
                                                     ===========  ==========

See accompanying notes.

                      International Speedway Corporation
            Condensed Consolidated Statements of Shareholders' Equity


                                          CLASS A    CLASS B
                                          COMMON     COMMON                               UNEARNED
                                           STOCK      STOCK     ADDITIONAL              COMPENSATION-       TOTAL
                                          $.01 PAR   $.01 PAR    PAID-IN     RETAINED     RESTRICTED      SHAREHOLDERS'
                                           VALUE      VALUE      CAPITAL     EARNINGS       STOCK            EQUITY
                                          --------   ---------   ---------   ---------    -----------     --------------
                                                                         (IN THOUSANDS)

BALANCE AT NOVEMBER 30, 1997              $ 53           $332    $ 86,437    $125,457        $(2,372)        $209,907

Activity 12/1/97  - 2/28/98 - unaudited:
  Net Income ...........................    --             --          --      20,149             --           20,149
  Change in equity investment ..........    --             --         115          --             --              115
  Reacquisition of previously issued
    Common Stock .......................    --             --         (57)       (138)            --             (195)
  Conversion of Class B Common Stock to
    Class A Common Stock ...............     2             (2)         --          --             --               --
  Forfeiture of restricted shares ......    --             --        (110)         --            110               --
  Income tax benefit related to restricted
    stock plan .........................    --             --         492          --             --              492
  Amortization of unearned compensation.    --             --          --          --            207              207
                                          -----          -----   ---------   ---------       --------        ---------
BALANCE AT FEBRUARY 28, 1998 - unaudited  $ 55           $330    $ 86,877    $145,468        $(2,055)        $230,675

Activity 3/1/98 - 11/30/98 - unaudited:
  Net income ...........................    --             --          --      20,043             --           20,043
  Public offering - Class A common stock    46             --     117,654           -             --          117,700
  Cash dividends paid ..................    --             --          --      (2,310)            --           (2,310)
  Change in equity investment ..........    --             --        (122)         --             --             (122)
  Restricted stock granted .............    --             --         680          --           (680)             --
  Conversion of Class B Common Stock to
    Class A Common Stock ...............    14            (14)         --          --             --               --
  Amortization of unearned compensation.    --             --          --          --            869              869
                                          -----          -----   ---------   ---------       --------        ---------
BALANCE AT NOVEMBER 30, 1998               115            316     205,089     163,201         (1,866)         366,855

Activity 12/1/98  - 2/28/99 - unaudited:
  Net income ...........................    --             --          --      25,939             --           25,939
  Change in equity investment ..........    --             --         (53)         --             --              (53)
  Reacquisition of previously issued
    common stock .......................    --             --        (314)       (796)            --           (1,110)
  Conversion of Class B Common Stock to
    Class A Common Stock ...............     4             (4)         --          --             --               --
  Income tax benefit related to restricted
    stock plan .........................    --             --       1,129          --             --            1,129
  Amortization of unearned compensation.    --             --          --          --            244              244
                                          -----          -----   ---------   ---------       --------        ---------
BALANCE AT FEBRUARY 28, 1999 - unaudited  $119           $312    $205,851    $188,344        $(1,622)        $393,004
                                          =====          =====   =========   =========       ========        =========



See accompanying notes.

                       International Speedway Corporation
                 Condensed Consolidated Statements of Cash Flows

                                                        Three Months ended
                                                 February 28,     February 28,
                                                    1998             1999
                                                 (Unaudited)      (Unaudited)
                                                ______________________________
                                                          (In Thousands)
OPERATING ACTIVITIES
Net income......................................   $ 20,149         $ 25,939
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization ..............      3,041            3,626
    Amortization of unearned compensation.......        207              244
    Deferred income taxes.......................      4,035            4,087
    Undistributed loss (gain) from equity
      investments ..............................        421              (25)
  Changes in operating assets and liabilities:
    Receivables.................................     (7,278)          (3,515)
    Inventories.................................       (544)            (783)
    Prepaid expenses and other current assets...       (704)           2,365
    Other assets................................       (100)              --
    Accounts payable............................      1,919              184
    Income taxes payable........................      7,915            7,327
    Deferred income.............................     (2,673)          (6,717)
    Other current liabilities...................      2,998            2,741
                                                   __________________________
Net cash provided by operating activities.......     29,386           35,473

INVESTING ACTIVITIES
  Change in short-term investments, net ........    (12,073)         (32,544)
  Capital expenditures..........................    (10,514)         (19,255)
  Cash surrender value of life insurance........        (50)             (72)
  Equity investments ...........................       (335)            (250)
  Increase in restricted investments, net ......          -          (59,213)
                                                   __________________________
Net cash used in investing activities...........    (22,972)        (111,334)

FINANCING ACTIVITIES
  Payment of long-term debt ....................         --             (530)
  Reacquisition of previously issued
   common stock.................................       (195)          (1,110)
  Proceeds from long-term debt, net ............          -           63,712
                                                   __________________________
Net cash (used in) provided by financing
   activities ..................................       (195)          62,072
                                                   __________________________
Net increase (decrease) in cash and cash
   equivalents .................................      6,219          (13,789)
Cash and cash equivalents at beginning of period      9,974           38,676
                                                   __________________________
Cash and cash equivalents at end of period .....   $ 16,193         $ 24,887
                                                   ==========================

See accompanying notes.

                       International Speedway Corporation
              Notes to Condensed Consolidated Financial Statements
                      November 30, 1998 and February 28, 1999
                                  (Unaudited)

1.  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and generally accepted accounting principles but do not include all of the information and disclosures required for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest annual report on Form 10-K for International Speedway Corporation and its wholly-owned subsidiaries (the "Company"). In management's opinion, the statements include all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to conform to the financial presentation at February 28, 1999.

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", is effective for the Company for the three months ended February 28, 1999. The Company has no items of other comprehensive income and therefore no additional disclosure requirements.

Because of the seasonal concentration of racing events, the results of operations for the three-month periods ended February 28, 1998 and 1999 are not indicative of the results to be expected for the year.

2. Long-Term Debt

Long-term debt consists of the following (in thousands):

                                   November 30             February 28
                                       1998                  1999
                                   _____________________________________
TIF bonds, net of discount of $1,705     $    0             $69,635

Notes payable                        3,373               2,775
                                    _______            ________
                                     3,373              72,410
Less current portion                        598                 685
                                    ________           ________
                                    $2,775             $71,725
                                           ========              ========

The note payable at February 28, 1999 for approximately $2.8 million bears interest at 7.5% and is payable on December 31, 2001. Scheduled principal payments on the TIF bonds for the five fiscal years following 1998 are as follows:






                                        (In Thousands)

          1999                            $    685
          2000                                155
          2001                                165
          2002                                175
          2003                                275
          Thereafter                             69,885
                                           _______
                                            71,340
          Discount                           1,705
                                           _______
                                           $69,635
                                                   =======

In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas, issued approximately $71.3 million in taxable special obligation revenue ("TIF") bonds and approximately $24.3 million in sales tax special obligation revenue ("STAR") bonds, in connection with the financing of phase I construction of the speedway in Kansas. The net proceeds were deposited into trust accounts. The STAR bonds will be retired with state and local taxes generated within the project's boundaries. The TIF bonds are a liability of the Company and are comprised of a $26.1 million, 6.15% term bond due December 1, 2017 and a $49.7 million, 6.75% term bond due December 1, 2027. Principal (mandatory redemption) payments on the TIF bonds are payable by the Company on October 1 of each year beginning in 1999. Semi-annual interest on the TIF bonds is payable on each April 1 and October 1, beginning on April 1, 1999.

Simultaneous with the issuance of the STAR and TIF bonds in January 1999, the Company deposited into a trust account the unexpended portion of its $77.9 million equity commitment to the Kansas project. Prior to the issuance of the STAR and TIF bonds, the Company had spent approximately $29.9 million related to the construction of the speedway in Kansas.

The TIF bond proceeds and the Company's equity contribution remaining in the trust accounts are classified as restricted investments on the Company's balance sheet.

The Company has granted a mortgage and security interest in the Kansas project for its TIF bond debt service obligations.

Total interest incurred by the Company was approximately $313,000 and $572,000, for the three months ended February 28, 1998 and 1999, respectively. Total interest capitalized for the three months ended February 28, 1999 was approximately $275,000.

Financing costs associated with the TIF bonds of approximately $5.9 million have been deferred and are included in other assets. These costs are being amortized on a straight-line basis over the life of the TIF bonds.




3. Related Party Disclosures and Transactions

All of the racing events that take place during the Company's fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association ("AHRMA"), the American Motorcyclist Association ("AMA"), the Automobile Racing Club of America ("ARCA"), the Championship Cup Series ("CCS"), the Federation Internationale de l'Automobile ("FIA"), the Federation Internationale Motocycliste ("FIM"), Historic Sportscar Racing ("HSR"), the International Race of Champions ("IROC"), the Indy Racing League ("IRL"), the National Association for Stock Car Auto Racing, Inc. ("NASCAR"), the Sports Car Club of America ("SCCA"), the Sportscar Vintage Racing Association ("SVRA"), the United States Auto Club ("USAC"), the United States Road Racing Championship ("USRRC"), and the World Karting Association ("WKA"). NASCAR, which sanctions some of the Company's principal racing events, is a member of the France Family Group which controls in excess of 60% of the combined voting power of the outstanding stock of the Company and some members of which serve as directors and officers. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors totaled approximately $8.9 million and $10.2 million for the three-month periods ended February 28, 1998 and February 28, 1999, respectively.

4. Supplemental Disclosures of Cash Flow Information

Cash paid for income taxes and interest for the three months ended February 28, 1998 and 1999 is as follows:

                                           1998                  1999
                                        ________________________________
                                             (Thousands of Dollars)

                  Income taxes paid        $547                  $4,687
                                        ================================
                  Interest paid            $ --                  $  123
                                        ================================

5. Legal Proceedings

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

"Admissions" revenue includes ticket sales from all of the Company's events and DAYTONA USA's Track Tours and Velocitorium. Admissions revenue for racing events is recorded upon completion of the related motorsports event.

"Motorsports related income" primarily includes television and radio broadcast rights fees, promotion and sponsorship fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating), advertising revenues, royalties from licenses of the Company's trademarks, and track rentals. The Company currently negotiates directly with television and cable networks for coverage of substantially all of its televised motorsports events. NASCAR has announced it will retain these rights and negotiate television contracts as they expire, beginning in the year 2000. The Company expects that the percentage of television broadcast rights fees that the Company currently retains from each contract will be the same under the future arrangement. The Company's revenues from corporate sponsorships are paid in accordance with negotiated contracts, with the identities of sponsors and the terms of sponsorship changing from time to time.

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

The following table sets forth, for each of the indicated periods, certain selected income statement data as a percentage of total revenues:

                                                        Three Months ended
                                                     February 28,  February 28,
                                                        1998          1999
                                                     (Unaudited)   (Unaudited)
                                                      _______________________
Revenues:

  Admissions, net....................................      46.7%       45.2%
  Motorsports related income.........................      39.8        41.4
  Food, beverage and souvenir income.................      13.1       13.0
  Other income.......................................        .4          .4
                                                     ___________   ___________
    Total revenues ..................................     100.0%      100.0%

Expenses:

  Direct expenses:
    Prize and point fund monies
      and NASCAR sanction fees.......................      16.2        15.4
    Motorsports related expenses.....................      11.9        13.3
    Food, beverage and souvenir expenses.............       6.6         6.3
  General and administrative expenses................      12.5        12.3
  Depreciation and amortization .....................       4.5         4.4
                                                     __________   ___________
    Total expenses ..................................      51.7        51.7
                                                     ___________   ___________
Operating income.....................................      48.3        48.3
Interest income .....................................        .6         2.5
Interest expense ....................................       (.4)        (.3)
Equity in net loss from equity investments...........       (.6)         --
                                                     ___________   ___________
Income before income taxes...........................      47.9        50.5
Income tax expense...................................      18.4        19.3
                                                     ___________   ___________
Net income...........................................      29.5%       31.2%


Comparison of the Three Months Ended February 28, 1999 to the Three Months Ended February 28, 1998

Admissions revenue increased approximately $5.7 million, or 18.0%, for the three months ended February 28, 1999, as compared to three months ended February 28, 1998. This increase was related to the increase in the weighted average price of tickets sold as well as increased seating capacity and attendance at the Speedweeks events held at Daytona International Speedway ("Daytona").

Motorsports related income increased approximately $7.3 million, or 26.8%, for the three months ended February 28, 1999 as compared to the three months ended February 28, 1998. Approximately three-quarters of this increase was attributable to increased television broadcast rights fees and expanded luxury suite and hospitality facilities for the Speedweeks events at Daytona. The remaining increase was primarily attributable to increased sponsorship fees and royalty revenue.

Food, beverage and souvenir income increased approximately $1.9 million, or 20.8%, for the three months ended February 28, 1999 as compared to the three months ended February 28, 1998. Catering revenues from expanded luxury suite and hospitality facilities at Daytona's Speedweeks events represented over three-quarters of the increase. The remaining increase was primarily attributable to increased attendance and, to a lesser extent, increases in certain prices at the Speedweeks events.

Prize and point fund monies and NASCAR sanction fees increased by approximately $1.7 million, or 15.4%, for the three months ended February 28, 1999 as compared to the three months ended February 28, 1998. Approximately three-quarters of this increase was due to increased prize and point fund monies paid by NASCAR to participants in the Speedweeks events. This increase was primarily attributable to the increased television broadcast rights fees because standard NASCAR sanctioning agreements require that a specified percentage of television broadcast rights fees be paid as part of the prize money.

Motorsports related expenses increased approximately $2.9 million, or 35.9%, for the three months ended February 28, 1999 as compared to the three months ended February 28, 1998. The increase was primarily attributable to personnel costs, hospitality services and supplies and, to a lesser extent, a variety of other fan amenities and operating expenses. Motorsports related expenses as a percentage of combined admissions and motorsports related income increased from approximately 13.8% for the three months ended February 28, 1998 to 15.4% for the three months ended February 28, 1999, primarily due to the margins associated with certain hospitality packages introduced during Speedweeks of 1999.

Food, beverage and souvenir expenses increased approximately $770,000, or 17.2%, for the three months ended February 28, 1999 as compared to the three months ended February 28, 1998. These increased expenses were primarily related to increased product and personnel costs. Food, beverage and souvenir expenses as a percentage of food, beverage and souvenir income decreased from 49.8% to 48.4% for the three months ended February 28, 1998 as compared to the three months ended February 28, 1999. This decrease was primarily related to certain economies of scale for catering operations in the first quarter of 1999 as compared to the same period in fiscal 1998.

General and administrative expenses increased approximately $1.7 million, or 20.2%, for the three months ended February 28, 1999 as compared to the three months ended February 28, 1998. The increase in expenses was primarily attributable to personnel costs and a variety of other expenses, including a bad debt reserve primarily related to a single customer. General and administrative expenses as a percentage of total revenues for the three months ended February 28, 1999 was relatively consistent with the three months ended February 28, 1999.

Depreciation and amortization expense increased approximately $585,000, or 19.2%, for the three months ended February 28, 1999 as compared to the three months ended February 28, 1998 as a result of the ongoing expansion of the Company's facilities.

Interest income for the three months ended February 28, 1999, increased approximately $1.6 million, or 373.0 %, as compared to the three months ended February 28, 1998. This increase was primarily due to the investment of the proceeds of the Class A Common Stock Offering in July 1998, including the Company's investments restricted to the funding of the speedway in Kansas, and, to a lesser extent, investment of the proceeds from the sale of taxable special obligation revenue ("TIF") bonds issued in January 1999 by the Unified Government of Wyandotte County/Kansas City, Kansas to partially fund the Kansas project (See "Future Liquidity").

Interest expense was relatively consistent between the three months ended February 28, 1999 and the three months ended February 28, 1998. Interest expense in fiscal 1999 was primarily attributable to the interest on the TIF bonds, net of capitalized interest, while interest expense in fiscal 1998 was related to the note payable associated with the acquisition of Phoenix.

Equity in net income (loss) from equity investments represents the Company's pro rata share of the current income and losses from its equity investments and the amortization of the Company's investment in excess of its share of the investee's underlying net assets. During the three months ended February 28, 1999 this included the Company's approximately 12% indirect investment in Penske Motorsports, Inc. ("PMI"), its 45% investment in Homestead-Miami Speedway, LLC ("Miami") and its 50% investment in Motorsports Alliance, LLC, which is pursuing development of a major motorsports facility in the Chicago area (See "Future Liquidity"). For the three months ended February 28, 1998 this included the Company's approximately 11% indirect investment in PMI, its 40% investment in Miami and its 7% investment in Grand Prix Association of Long Beach, which was sold in March of 1998.

As a result of the foregoing, the Company's net income increased approximately $5.8 million, or 28.7%, for the three months ended February 28, 1999 as compared to the three months ended February 28, 1998.

Liquidity and Capital Resources

General

The Company has historically generated sufficient cash flow from operations to fund its working capital needs and capital expenditures at existing facilities, as well as to pay an annual cash dividend. At February 28, 1999, the Company had working capital of $46.1 million, compared to working capital of $27.5
million at November 30, 1998.   There were no borrowings under the Company's
credit facility at February 28, 1999.  See "Future Liquidity".

Cash Flows

Net cash provided by operating activities was approximately $35.5 million for the three months ended February 28, 1999. The difference between the Company's net income of $25.9 million and the $35.5 million of operating cash flow was primarily attributable to a $7.3 million increase in income taxes payable, an increase in deferred income taxes of $4.1 million, depreciation and amortization of $3.6 million, an increase in other current liabilities of $2.7 million, and a decrease in prepaids and other current assets of $2.4 million, partially offset by a decrease in deferred income of $6.7 million and an increase in receivables of $3.5 million.

Net cash used in investing activities was $111.3 million for the three months ended February 28, 1999. The Company's use of cash for investing activities reflects the $59.2 million net increase in restricted investments for the project in Kansas as well as the net acquisition of $32.5 million of short-term investments and $19.3 million in capital expenditures. See "Capital Expenditures".

Net cash provided by financing activities of $62.1 million for the three months ended February 28, 1999, is related primarily to the net proceeds from the issuance of the TIF bonds. See "Future Liquidity".

Capital Expenditures

Capital expenditures totaled approximately $19.3 million for the three months ended February 28, 1999 as compared to $10.5 for the three months ended February 28, 1998. Approximately sixty percent of the capital expenditures were for existing facilities. These expenditures were related to increased seating capacity at Daytona and Talladega Superspeedway as well as a variety of other improvements to the Company's existing facilities. The remaining capital expenditures were primarily related to the construction of the speedway in Kansas.

The Company expects to make approximately $27.8 million of additional capital expenditures for approved projects at existing facilities within the next 24 months to increase grandstand seating capacity and for a number of other improvements to the Company's motorsports facilities. In addition the Company will continue to make capital expenditures related to the construction of the Kansas facility, which will be funded from restricted investments, as discussed below.

Future Liquidity

In 1998, the Company entered into a five-year, unsecured, $100 million revolving line of credit (the "Credit Facility"). Borrowings under the Credit Facility will bear interest at the applicable LIBOR rate plus 40-80 basis points depending on certain financial criteria. The Credit Facility includes customary representations and warranties, covenants, defaults and conditions. The Credit Facility is intended to be used for short-term working capital and to finance the development and/or acquisition of additional motorsports facilities. There were no borrowings under the Credit Facility at February 28, 1999.

The financing for the first phase of the development of the Kansas facility, which is currently estimated to cost approximately $224 million, is substantially completed. In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas, issued approximately $71.3 million in TIF bonds and approximately $24.3 million in sales tax special obligation revenue ("STAR")
bonds.   The STAR bonds will be retired with state and local taxes generated within the project's boundaries. The TIF bonds will be serviced through payments by the Company escalating from an annual rate of approximately $4.8 million to $7.7 million, including interest at 6.15% to 6.75%. In addition the Company has committed equity of approximately $77.9 million of which $24.4 was funded during fiscal 1998, with the remaining $53.5 million funded in the first quarter of fiscal 1999. The net TIF and STAR bond proceeds and the Company's equity contribution were deposited into trustee administered accounts for the benefit of the construction of the Kansas facility which will be owned and operated by the Company. At February 28, 1999, the Company's $112.7 million of restricted investments includes the funds remaining from the Company's equity contribution and the TIF bond proceeds.

The Motorsports Alliance, LLC (owned 50% by the Company and 50% by Indianapolis Motor Speedway) and Route 66, LLC are currently pursuing the development of a motorsports facility in the Chicago area. In January 1999, the Motorsports Alliance announced that the City of Joliet, Illinois had approved plans to build a 1.5-mile oval motor speedway on land contiguous to the existing Route 66 Raceway. The aggregate cost of acquiring the approximately 930 acres and developing the facility (which will initially accommodate approximately 75,000 spectators) is estimated to be $100 million. The Company is currently conducting due diligence on the proposed site with plans to break ground later this year.

In March 1999, the Company announced that it had entered into a development agreement with The Trump Organization, a major real estate developer, to identify and develop a site for a major motorsports facility in the metro New York City area, which includes New York, New Jersey and Connecticut.

The Company believes that cash flow from operations, along with the remaining net proceeds of the July 1998 Class A Common Stock Offering and available borrowings under the Credit Facility, will be sufficient to fund i) the Company's operations and approved capital projects at existing facilities for the foreseeable future, ii) debt service requirements of the TIF bonds described above prior to commencement of racing at the speedway in Kansas, and
iii) the Company's expected funding requirements for the proposed Chicago project. In addition, the Company intends to pursue further developments and/or acquisition opportunities (including the possible development of a new motorsports facility in the metro New York City area) the timing, size and success as well as associated potential capital commitments of which are unpredictable. Accordingly, a material acceleration in the Company's growth strategy could require the Company to obtain additional capital through debt and/or equity financings. Although there can be no assurance, management believes that adequate debt or equity financing would be available on satisfactory terms.

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

The Company suspects that some of its non-information technology systems, such as exhibit controllers, elevators, heating and air-conditioning systems, etc., with date sensitive software and embedded microprocessors may be affected, and evaluation is underway. Preliminary estimates of the costs of correcting or replacing critical non-information technology systems indicate that these costs will not be material to the Company.

The Company has also developed and implemented a plan of communication with significant business partners to identify and minimize disruptions to the Company's operations resulting from the Year 2000 issue. There can be no certainty that the computer programs and business systems of third parties on which the Company relies will not have an adverse effect on the Company's operations. However, because of the nature of its business, the Company believes at this time that a failure of the Company's vendors, sponsors or customers to resolve issues involving the Year 2000 problem will not be material to the Company.

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


Uncertain Prospects of New Motorsports Facilities

The Company's growth strategy includes the potential acquisition and/or development of new motorsports facilities, including the proposed Kansas International Speedway, the proposed motorsports facility near Chicago, Illinois. and the possible development of a motorsports facility near New York City. The Company's ability to implement successfully this element of its growth strategy will depend on a number of factors, including
(i) the Company's ability to obtain one or more additional sanctioning agreements to promote NASCAR Winston Cup, NASCAR Busch Series - Grand National Division or other major events at these new facilities, (ii) the cooperation of local government officials, (iii) the Company's capital resources, (iv) the Company's ability to control construction and operating costs, and (v) the Company's ability to hire and retain qualified personnel. The Company's inability to implement its expansion plans for any reason could adversely affect its business prospects. In addition, expenses associated with developing, constructing and opening a new facility may have a negative effect on the Company's financial condition and results of operations in one or more future reporting periods. The cost of any such transaction will depend on a number of factors, including the facility's location, the extent of the Company's ownership interest and the degree of any municipal or other public support. Moreover, although management believes that it will be able to obtain financing to fund the acquisition, development and/or construction of additional motorsports facilities should the Company implement this element of its growth strategy, there can be no assurance that adequate debt or equity financing will be available on satisfactory terms.

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

Seasonality and Quarterly Results

The Company derives most of its income from event admissions and related revenue from a limited number of NASCAR-sanctioned races. As a result, the Company's business has been, and is expected to remain, highly seasonal based on the timing of major events. For example, one of Darlington Raceway's Winston Cup Series events is traditionally held on the Sunday preceding Labor Day. Accordingly, the revenue and expenses for that race and/or the related supporting events may be recognized in either the fiscal quarter ending August 31 or the fiscal quarter ending November 30. Further, in July 1998 the Company announced the postponement of the NASCAR Winston Cup Series Pepsi 400 at Daytona from July 4, 1998 to October 17, 1998 as a result of the nationally publicized forest fire emergency throughout the state of Florida. The rescheduling of the Pepsi 400 at Daytona resulted in event-related revenues and expenses being recognized in the quarter ending November 30, 1998 while corresponding revenues and expenses were recognized in the quarter ended August 31 in fiscal 1997. Accordingly, the Company's results of operations are not necessarily comparable on a period-to-period basis.

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





                                      INTERNATIONAL SPEEDWAY CORPORATION
                                                  (Registrant)


Date    April 12, 1999                   /s/ James C. France
                                      _____________________________________
                                       James C. France, President

Date    April 12, 1999                   /s/ Susan G. Schandel
                                      _____________________________________
                                       Susan G. Schandel,
                                         Chief Financial Officer