Form 10-Q
period 1999-05-31
INTERNATIONAL SPEEDWAY CORP
filed 1999-07-15
CIK 51548

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 1999.

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

    Class A Common Stock, - 12,683,881 shares as of June 30, 1999. Class B Common Stock, - 30,410,971 shares as of June 30, 1999.

PART I. - FINANCIAL INFORMATION
Item 1. - Financial Statements

                INTERNATIONAL SPEEDWAY CORPORATION
              Condensed Consolidated Balance Sheets

                                                              November 30,     May 31,
                                                                  1998          1999
                                                                             (Unaudited)
                                                              -------------- -------------
                                                                      (IN THOUSANDS)
                            ASSETS
Current Assets:
 Cash and cash equivalents ...................................    $ 38,676    $ 32,448
 Short-term investments ......................................      54,127 64,177
 Receivables, less allowances of $100 and $500, respectively .       9,445 11,181
 Inventories .................................................         953  1,534
 Prepaid expenses and other current assets ...................       5,243  5,079
                                                                 ------------ ------------
Total Current Assets .........................................     108,444     114,419

Property and Equipment - at cost - less accumulated
 depreciation of $65,529 and $72,504, respectively ...........     225,831     257,892

Other Assets:
 Equity investments (Note 2) .................................      44,087      54,948
 Goodwill, less accumulated amortization of $1,386 and
  $1,890, respectively .........................................    38,927 38,423
 Restricted investments (Note 4)..............................      53,500     105,567
 Other .......................................................       6,029 11,127
                                                                ------------ ------------
                                                                   142,543     210,065
                                                                ------------ ------------
Total Assets .................................................    $476,818    $582,376
                                                                ============ ============

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable ............................................    $ 10,367    $  5,009
 Income taxes payable ........................................       5,088  2,817
 Deferred income .............................................      62,253 68,092
 Current portion of long-term debt ...........................         598         685
 Other current liabilities ...................................       2,648  5,202
                                                                ------------ ------------
Total Current Liabilities ....................................      80,954 81,805

Long-term debt (Note 4) ......................................       2,775 71,745
Deferred income taxes ........................................      26,234 31,299
Commitments and contingencies
Shareholders' Equity (Note 1)
 Class A Common Stock, $.01 par value, 80,000,000 shares
   authorized; 11,529,590 and 12,672,894 issued at November 30
   and May 31, respectively....................................        115    127
 Class B Common Stock, $.01 par value, 40,000,000 shares
   authorized; 31,573,043 and 30,421,958 issued at November 30
   and May 31, respectively....................................        316    304
 Additional paid-in capital ..................................     205,089     206,886
 Retained earnings ...........................................     163,201     192,602
                                                                ------------ ------------
                                                                   368,721     399,919
 Less unearned compensation-restricted stock .................       1,866  2,392
                                                                ------------ ------------
Total Shareholders' Equity ...................................     366,855     397,527
                                                                ------------ ------------
Total Liabilities and Shareholders' Equity ...................    $476,818    $582,376
                                                                ============ ============

See accompanying notes.

                      INTERNATIONAL SPEEDWAY CORPORATION
                Condensed Consolidated Statements of Income

                                                        Three Months ended
                                                       May 31,       May 31,
                                                        1998          1999
                                                     (Unaudited)   (Unaudited)
                                                     _________________________
                                                       (In Thousands, Except
                                                          Per Share Data)
REVENUES:
  Admissions, net....................................   $17,359      $20,665
  Motorsports related income.........................    13,752       16,005
  Food, beverage and souvenir income.................     6,646        7,479
  Other income.......................................       434          486
                                                     ___________   __________
                                                         38,191       44,635
EXPENSES:
  Direct expenses:
    Prize and point fund monies
      and NASCAR sanction fees.......................     6,192        6,645
    Motorsports related expenses.....................     8,516       10,420
    Food, beverage and souvenir expenses.............     3,639        4,126
  General and administrative expenses................     8,817        9,952
  Depreciation and amortization .....................     3,243        3,905
                                                     ___________   __________
                                                         30,407       35,048
                                                     ___________   __________
Operating income.....................................     7,784        9,587
Interest income .....................................       628        2,627
Interest expense ....................................      (128)        (628)
Equity in net income (loss) from equity investments..       179         (491)
Gain on sale of equity investment ...................     1,245
                                                     ___________   __________
Income before income taxes...........................     9,708       11,095
Income taxes.........................................     3,662        4,251
                                                     ___________   __________

Net Income...........................................   $ 6,046      $ 6,844
                                                     ===========   ===========
Basic earnings per share ............................    $ 0.16       $ 0.16
                                                     ===========   ===========
Diluted earnings per share ..........................    $ 0.16       $ 0.16
                                                     ===========   ===========
Dividends per share..................................    $ 0.06       $ 0.06
                                                     ===========   ===========
Basic weighted average shares outstanding ...........38,212,217    42,883,332
                                                     ===========   ===========
Diluted weighted average shares outstanding .........38,369,699    43,000,904
                                                     ===========   ===========

See accompanying notes.

                      INTERNATIONAL SPEEDWAY CORPORATION
                Condensed Consolidated Statements of Income

                                                         Six months ended
                                                       May 31,       May 31,
                                                        1998          1999
                                                     (Unaudited)   (Unaudited)
                                                     _________________________
                                                       (In Thousands, Except
                                                          Per Share Data)
REVENUES:
  Admissions, net.................................     $ 49,248       $ 58,279
  Motorsports related income......................       40,917         50,449
  Food, beverage and souvenir income..............       15,612         18,313
  Other income....................................          698            830
                                                     ___________    __________
                                                        106,475        127,871
EXPENSES:
  Direct expenses:
    Prize and point fund monies
      and NASCAR sanction fees....................       17,284         19,449
    Motorsports related expenses..................       16,670         21,500
    Food, beverage and souvenir expenses..........        8,108          9,365
  General and administrative expenses.............       17,345         20,206
  Depreciation and amortization ..................        6,284          7,531
                                                     ___________    __________
                                                         65,691         78,051
                                                     ___________    __________
Operating Income..................................       40,784         49,820
Interest income ..................................        1,069          4,713
Interest expense .................................         (441)          (925)
Equity in net loss from equity investments .......         (242)          (466)
Gain on sale of equity investment ................        1,245
                                                     ___________    __________
Income before income taxes........................       42,415         53,142
Income taxes......................................       16,220         20,359
                                                     ___________    __________
Net Income........................................      $26,195        $32,783
                                                     ===========    ==========
Basic earnings per share .........................       $ 0.69         $ 0.76
                                                     ===========    ==========
Diluted earnings per share .......................       $ 0.68         $ 0.76
                                                     ===========    ==========
Dividends per share...............................       $ 0.06         $ 0.06
                                                     ===========    ==========
Basic weighted average shares outstanding ........   38,208,374     42,871,220
                                                     ===========    ==========
Diluted weighted average shares outstanding ......   38,366,990     42,997,923
                                                     ===========    ==========

See accompanying notes.

                      International Speedway Corporation
            Condensed Consolidated Statements of Shareholders' Equity


                                          CLASS A    CLASS B
                                          COMMON     COMMON                               UNEARNED
                                           STOCK      STOCK     ADDITIONAL              COMPENSATION-       TOTAL
                                          $.01 PAR   $.01 PAR    PAID-IN     RETAINED     RESTRICTED      SHAREHOLDERS'
                                           VALUE      VALUE      CAPITAL     EARNINGS       STOCK            EQUITY
                                          --------   ---------   ---------   ---------    -----------     --------------
                                                                         (IN THOUSANDS)

BALANCE AT NOVEMBER 30, 1997                 $ 53      $332    $ 86,437    $125,457        $(2,372)        $209,907

Activity 12/1/97  - 5/31/98 - unaudited:
  Net Income ...........................        -        --          --      26,195             --           26,195
  Cash dividends declared ($.06 per share)      -         -           -      (2,310)            --           (2,310)
  Change in equity investment ..........        -        --         115          --             --              115
  Restricted stock granted .............        -         -         680          --           (680)              --
  Reacquisition of previously issued
    common stock .......................        -        --         (57)       (138)            --             (195)
  Conversion of Class B Common Stock to
    Class A Common Stock ...............        4        (4)         --          --             --               --
  Forfeiture of restricted shares ......        -        --        (110)         --            110               --
  Income tax benefit related to restricted
    stock plan .........................        -        --         492          --             --              492
  Amortization of unearned compensation.        -        --          --          --            486              486
                                             -----    -----   ---------   ---------       --------        ---------
BALANCE AT MAY 31, 1998 - unaudited            57       328      87,557     149,204         (2,456)         234,690

Activity 6/1/98 - 11/30/98 - unaudited:
  Net income ...........................        -         -          --      13,997             --           13,997
  Public offering - Class A Common Stock       46         -     117,654          --             --          117,700
  Change in equity investment ..........        -        --        (122)         --             --             (122)
  Conversion of Class B Common Stock to
    Class A Common Stock ...............       12       (12)         --          --             --               --
  Amortization of unearned compensation.        -        --          --          --            590              590
                                             -----     -----   ---------   ---------       --------        ---------
BALANCE AT NOVEMBER 30, 1998                  115       316     205,089     163,201         (1,866)         366,855

Activity 12/1/98  - 5/31/99 - unaudited:
  Net income ...........................       --        --          --      32,783             --           32,783
  Cash dividends declared ($.06 per share)      -         -          --      (2,586)             --          (2,586)
  Restricted stock granted .............        -        --       1,035          --         (1,035)              --
  Change in equity investment ..........        -        --         (53)         --             --              (53)
  Reacquisition of previously issued
    common stock .......................       --        --        (314)       (796)            --           (1,110)
  Conversion of Class B Common Stock to
    Class A Common Stock ...............       12       (12)         --          --             --               --
  Income tax benefit related to restricted
    stock plan .........................        -        --       1,129          --             --            1,129
  Amortization of unearned compensation.        -        --          --          --            509              509
                                             -----     -----   ---------   ---------       --------        ---------
BALANCE AT MAY 31, 1999 - unaudited          $127      $304    $206,886    $192,602        $(2,392)        $397,527
                                             =====     =====   =========   =========       ========        =========



See accompanying notes.

                       International Speedway Corporation
                 Condensed Consolidated Statements of Cash Flows

                                                        Six months ended
                                                   May 31,          May 31,
                                                    1998             1999
                                                 (Unaudited)      (Unaudited)
                                                ______________________________
                                                          (In Thousands)
OPERATING ACTIVITIES
Net income......................................   $ 26,195         $ 32,783
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization ..............      6,284            7,531
    Amortization of unearned compensation.......        486              509
    Deferred income taxes.......................      4,981            5,099
    Undistributed loss from equity
      investments ..............................        242              466
    Gain on sale of equity investment ..........     (1,245)
  Changes in operating assets and liabilities:
    Receivables.................................     (2,212)          (1,736)
    Inventories.................................       (639)            (581)
    Prepaid expenses and other current assets...       (919)             164
    Other assets................................       (901)
    Accounts payable............................       (204)          (5,358)
    Income taxes payable........................      2,823           (1,142)
    Deferred income.............................      6,398            5,839
    Other current liabilities...................        881             (100)
                                                   __________________________
Net cash provided by operating activities.......     42,170           43,474

INVESTING ACTIVITIES
  Change in short-term investments, net ........     20,905           (9,550)
  Capital expenditures..........................    (22,722)         (38,955)
  Cash surrender value of life insurance........       (103)            (126)
  Equity investments ...........................       (410)         (11,038)
  Increase in restricted investments, net ......          -          (52,067)
  Proceeds from sale of equity investment ......      5,270
                                                   __________________________
Net cash provided by (used in) by investing
  activities....................................      2,940         (111,736)

FINANCING ACTIVITIES
  Payment of long-term debt ....................    (12,455)            (530)
  Reacquisition of previously issued
   common stock.................................       (195)          (1,110)
  Proceeds from TIF bonds, net .................          -           63,674
                                                   __________________________
Net cash (used in) provided by financing
   activities ..................................     (12,650)         62,034
                                                   __________________________
Net increase (decrease) in cash and cash
   equivalents .................................     32,460           (6,228)
Cash and cash equivalents at beginning of period      9,974           38,676
                                                   __________________________
Cash and cash equivalents at end of period .....   $ 42,434         $ 32,448
                                                   ==========================

See accompanying notes.

                       International Speedway Corporation
              Notes to Condensed Consolidated Financial Statements
                      November 30, 1998 and May 31, 1999
                                  (Unaudited)

1.  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and generally accepted accounting principles but do not include all of the information and disclosures required for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest annual report on Form 10-K for International Speedway Corporation and its wholly-owned subsidiaries (the "Company"). In management's opinion, the statements include all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to conform to the financial presentation at May 31, 1999.

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", became effective for the Company during the first quarter of fiscal year 1999. The Company has no items of other comprehensive income and therefore no additional disclosure requirements.

Because of the seasonal concentration of racing events, the results of operations for the three-month and six-month periods ended May 31, 1998 and 1999 are not indicative of the results to be expected for the year.


2. Equity Investments

On May 5, 1999, the Motorsports Alliance, LLC ("MSA") (owned 50% by the Company and 50% by Indianapolis Motor Speedway) and the owners of Route 66 Raceway, LLC, formed a new company, Raceway Associates, LLC, ("Raceway Associates") which is owned 75% by MSA and 25% by the former owners of the Route 66 Raceway, LLC. As a result of this transaction, Raceway Associates owns the 240 acre Route 66 Raceway motorsports complex located in Joliet, Illinois, approximately 35 miles from downtown Chicago. Raceway Associates has also purchased 930 acres adjacent to the existing Route 66 complex for the proposed construction of a 1.5 mile oval motor speedway, which will initially accommodate approximately 75,000 spectators. The proposed new superspeedway development will be financed through equity of approximately $50 million from MSA and a borrowing of approximately $50 million by Raceway Associates. The members of MSA will guarantee up to $50 million in borrowings of Raceway Associates on a pro rata basis until such time as the operations of Raceway Associates meet certain financial criteria. During the six months ended May 31, 1999, the Company contributed approximately $11 million to MSA, approximately $9 million of which has been applied towards the Company's portion of the capital commitment for the acquisition of land and development of the new facility.



3. Proposed Acquisition

On May 10, 1999, the Company, 88 Corp., a merger subsidiary wholly owned by the Company, and Penske Motorsports, Inc. ("PMI") entered into an Agreement and Plan of Merger ("PMI Merger Agreement"). Upon satisfaction of the conditions set forth in the PMI Merger Agreement, PMI will merge into 88 Corp. ("the PMI Merger") and, upon consummation of the PMI Merger, PMI will be a wholly owned subsidiary of the Company.

In connection with the proposed PMI Merger, the Company, Penske Performance, Inc., Penske Corporation, (the sole shareholder of Penske Performance, Inc.,) and PSH Corp., (which owns approximately 56% of the issued and outstanding shares of PMI), entered into an Agreement and Plan of Merger which, upon satisfaction of the conditions set forth in that agreement, will result in the merger of PSH Corp. into the Company ("PSH Merger"). In addition, PSH Corp. has agreed in the PSH Merger Agreement to vote the shares owned by it in favor of the approval of the PMI Merger Agreement. It is anticipated that the PSH Merger will occur on the same date as the PMI Merger. Under certain circumstances, the PSH Merger can still be consummated even if the PMI Merger Agreement were to be terminated. Collectively, the PMI Merger and the PSH Merger and the related agreements are referred to as the "Merger" and "Merger Agreements".

Pursuant to the Merger Agreements, the Company will acquire the approximately 88%, or 12.2 million outstanding common shares, of PMI stock that it does not already own for $50.00 per share, subject to a collar provision. PMI shareholders can elect to receive this consideration as $15.00 cash and $35.00 worth of the Company's Class A Common Stock or $50.00 worth of the Company's Class A Common Stock. The total transaction value of the PMI equity (including the approximately 12% of PMI currently owned by the Company) is approximately $692 million with a net value of approximately $611 million. If all PMI shareholders elected to receive 30% of their consideration as cash ($15.00 per PMI share), the expected cash required to purchase the shares would be approximately $183 million. The Company has obtained a definitive commitment from First Union Capital Markets Corp. for a $300 million, five-year revolving credit facility, which will be used in part, to finance the Mergers.

The Company received early termination of the Hart-Scott-Rodino Act waiting period for the Mergers effective June 1, 1999 and subsequently mailed the Joint Proxy Statement/Prospectus for the transaction to stockholders of the Company and PMI. The transaction is still pending approval by PMI shareholders and approval of the issuance of the Company's stock for the Mergers by the Company's shareholders. The Company anticipates the Mergers closing on July 26, 1999 pending shareholder approval. The transaction will be accounted for under the purchase method of accounting and, accordingly, the results of the acquired operations will be included in the Company's consolidated statements of operation beginning on the date of acquisition.

4. Long-Term Debt

Long-term debt consists of the following (in thousands):




                                   November 30                May 31
                                       1998                  1999
                                   _____________________________________
TIF bond debt service funding
commitment, net of discount of $1,685    $    0             $ 69,655

Notes payable                        3,373                2,775
                                    _______            ________
                                     3,373               72,430
Less current portion                        598                  685
                                    ________           ________
                                    $2,775             $ 71,745
                                           ========              ========

The note payable at May 31, 1999 for approximately $2.8 million bears interest at 7.5% and is payable on December 31, 2001. Scheduled principal payments on the TIF bond debt service funding commitment ("Funding Commitment") for the five fiscal years following 1998 are as follows:

                                        (In Thousands)

          1999                            $    685
          2000                                155
          2001                                165
          2002                                175
          2003                                275
          Thereafter                             69,885
                                           _______
                                            71,340
          Discount                           1,685
                                           _______
                                           $69,655
                                                   =======

In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas ("Unified Government"), issued approximately $71.3 million in taxable special obligation revenue ("TIF") bonds and approximately $24.3 million in sales tax special obligation revenue ("STAR") bonds, in connection with the financing of phase I construction of the speedway in Kansas. The net proceeds were deposited into trust accounts. The STAR bonds will be retired with state and local taxes generated within the project's boundaries. The TIF bonds are comprised of a $26.1 million, 6.15% term bond due December 1, 2017 and a $49.7 million, 6.75% term bond due December 1, 2027. The TIF bonds are serviced through payments by the Unified Government, which are funded through payments made by the Company to the Unified Government in lieu of property taxes. Principal (mandatory redemption) payments per the Funding Commitment are payable by the Company on October 1 of each year beginning in 1999. The semi-annual interest component of the Funding Commitment is payable on each April 1 and October 1, beginning on April 1, 1999.

Simultaneous with the issuance of the STAR and TIF bonds in January 1999, the Company deposited into a trust account the unexpended portion of its $77.9 million equity commitment to the Kansas project. Prior to the issuance of the STAR and TIF bonds, the Company had spent approximately $29.9 million related to the construction of the speedway in Kansas.

The TIF bond proceeds and the Company's equity contribution remaining in the trust accounts are classified as restricted investments on the Company's balance sheet. The funds held in trust have been invested in a guaranteed investment contract earning an interest rate of approximately 4.75% with a maturity date of April 2001.

The Company has granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.

Total interest incurred by the Company was approximately $128,000 and $628,000 for the three months ended May 31, 1998 and 1999, respectively, and $441,000 and $925,000, for the six months ended May 31, 1998 and 1999, respectively. Total interest capitalized for the three months and six months ended May 31, 1999 was approximately $617,000 and $892,000, respectively.

Financing costs associated with the TIF bonds of approximately $6.0 million have been deferred and are included in other assets. These costs are being amortized on a straight-line basis over the life of the TIF bonds.

5. Related Party Disclosures and Transactions

All of the racing events that take place during the Company's fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association ("AHRMA"), the American Motorcyclist Association ("AMA"), the Automobile Racing Club of America ("ARCA"), the Championship Cup Series ("CCS"), the Federation Internationale de l'Automobile ("FIA"), the Federation Internationale Motocycliste ("FIM"), Historic Sportscar Racing ("HSR"), the International Race of Champions ("IROC"), the Indy Racing League ("IRL"), the National Association for Stock Car Auto Racing, Inc. ("NASCAR"), the Sports Car Club of America ("SCCA"), the Sportscar Vintage Racing Association ("SVRA"), the United States Auto Club ("USAC"), the United States Road Racing Championship ("USRRC"), and the World Karting Association ("WKA"). NASCAR, which sanctions some of the Company's principal racing events, is a member of the France Family Group which controls in excess of 60% of the combined voting power of the outstanding stock of the Company and some members of which serve as directors and officers. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors totaled approximately $5.0 million and $13.9 million for the three and six-month periods ended May 31, 1998, respectively, and approximately $ 5.3 million and $15.5 million for the three-month and six-month periods ended May 31, 1999, respectively.

6. Supplemental Disclosures of Cash Flow Information

Cash paid for income taxes and interest for the six months ended May 31, 1998 and 1999 is as follows:



                                           1998                    1999
                                        ________________________________
                                             (Thousands of Dollars)


                 Income taxes paid          $7,875              $16,396
                                        =================================
                      Interest paid         $  778              $ 1,855
                                        =================================

7. Legal Proceedings

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

8. Long-Term Incentive Plans

On April 1, 1998 and 1999, a total of 22,236 and 19,633 restricted shares of the Company's Class A Common Stock, respectively, were awarded to certain officers and managers under the Company's Long-term Incentive Plan (the "1996 Plan"). The market value of shares awarded amounted to approximately $680,000 and $1,035,000 respectively, which has been recorded as unearned compensation -
- restricted stock, and is shown as a separate component of shareholders' equity in the accompanying condensed consolidated balance sheets. The unearned compensation is being amortized over the vesting period of the shares. The total expense for restricted stock awards charged against operations during the six months ended May 31, 1998 and May 31, 1999 was approximately $486,000 and $509,000, respectively.

               PART I.      FINANCIAL INFORMATION

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

General

The Company derives revenues primarily from (i) admissions to racing events and motorsports activities held at its facilities, (ii) revenue generated in conjunction with or as a result of motorsports events conducted at its facilities, and (iii) catering, concession and souvenir sales made during or as a result of such events and activities.

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

The following table sets forth, for each of the indicated periods, certain selected income statement data as a percentage of total revenues:

                                                   Three Months ended                     Six Months Ended
                                                          May 31,                              May 31,
                                                    1998          1999                    1998          1999
                                                 (Unaudited)   (Unaudited)             (Unaudited)   (Unaudited)
                                                 _________________________             _________________________

Revenues:

  Admissions, net.............................      45.5%         46.3%                    46.2%          45.6%
  Motorsports related income..................      36.0          35.9                     38.4           39.5
  Food, beverage and souvenir income..........      17.4          16.7                     14.7           14.3
  Other income................................       1.1           1.1                       .7             .6
                                                   ________      ________               ________        _______
    Total revenues ...........................     100.0%        100.0%                   100.0%         100.0%

Expenses:

  Direct expenses:
    Prize and point fund monies
      and NASCAR sanction fees................      16.2          14.9                     16.2           15.2
    Motorsports related expenses..............      22.3          23.3                     15.7           16.8
    Food, beverage and souvenir expenses......       9.5           9.2                      7.6            7.3
  General and administrative expenses.........      23.1          22.3                     16.3           15.8
  Depreciation and amortization ..............       8.5           8.8                      5.9            5.9
                                                   ________      ________               ________       _______
    Total expenses ...........................      79.6          78.5                     61.7           61.0
                                                   ________      ________               ________       _______
Operating income..............................      20.4          21.5                     38.3           39.0
Interest income ..............................       1.6           5.9                      1.0            3.7
Interest expense .............................       (.3)         (1.4)                     (.4)          (0.7)
Equity in net loss from equity investments....       0.5            --                      (.2)            --
Gain on sale of equity investment ............       3.2          (1.1)                     1.1           (0.4)
                                                   ________      ________               ________       _______
Income before income taxes....................      25.4          24.9                     39.8           41.6
Income tax expense............................       9.6           9.6                     15.2           16.0
                                                   ________      ________               ________       _______
Net income....................................      15.8%         15.3%                    24.6%          25.6%

Comparison of the Results for the Three and Six Months Ended May 31, 1999 to the Results for the Three and Six Months Ended May 31, 1998

Admissions revenue increased approximately $3.3 million, or 19.0%, for the three months ended May 31, 1999 as compared to the three months ended May 31, 1998. While the Company experienced an increase in attendance for all of its second quarter event weekends in 1999 compared to the same event weekend in the prior year, the overall increase in admissions revenue was primarily related to the NASCAR events conducted at Talladega Superspeedway ("Talladega"). This increase was a result of increased seating capacity and attendance and, to a lesser extent, an increase in the weighted average price of the tickets sold for the NASCAR Winston Cup Series event.

Admissions revenue increased approximately $9.0 million, or 18.3%, for the six months ended May 31, 1999, as compared to six months ended May 31, 1998. This increase was primarily related to the increase in the weighted average price of tickets sold as well as increased seating capacity and attendance at the Speedweeks events held at Daytona International Speedway ("Daytona"), and, to a lesser extent, events conducted at Talladega in the second quarter.

Motorsports related income increased approximately $2.3 million , or 16.4%, during the three months ended May 31, 1999 as compared to the three months ended May 31, 1998. Over one-half of this increase was attributable to the NASCAR events held at Talladega and Darlington Raceway ("Darlington"), which experienced growth in television broadcast rights fees, sponsorship revenues and luxury suites and hospitality rentals. Strong advertising and royalty revenues also contributed to the remaining increase for the three months ended May 31, 1999.

Motorsports related income increased approximately $9.5 million, or 23.3%, for the six months ended May 31, 1999 as compared to the six months ended May 31, 1998. Over three-quarters of this increase was attributable to increased television broadcast rights fees, expanded luxury suite and hospitality facilities and increased sponsorship revenues for the Speedweeks events at Daytona, and to a lesser extent, events at the Company's other facilities. The remaining increase was primarily attributable to increased royalty and advertising revenue.

Food, beverage and souvenir income increased approximately $833,000, or
12.5%, during the three months ended May 31, 1999 as compared to the three
months ended May 31, 1998.   This increase was primarily attributable to strong
sales of souvenirs, food and beverage and catering resulting from increased attendance and seating capacity, as well as expanded hospitality facilities, at the Talladega events.

Food, beverage and souvenir income increased approximately $2.7 million, or 17.3%, for the six months ended May 31, 1999 as compared to the six months ended May 31, 1998. Over one-half of the increase related to increased catering revenues from expanded luxury suite and hospitality facilities at Daytona's Speedweeks events. The remaining increase was primarily attributable to increased attendance and seating capacity for NASCAR events conducted at the Company's superspeedways.

Prize and point fund monies and NASCAR sanction fees increased by approximately $453,000, or 7.3%, and $2.2 million, or 12.5%, for the three months and six months ended May 31, 1999, respectively, as compared to the same periods of the prior year. Approximately three-quarters of this increase was due to increased prize and point fund monies paid by NASCAR to participants in NASCAR events. Growth in television broadcast rights fees contributed significantly to these increases as standard NASCAR sanctioning agreements require that a specified percentage of broadcast rights fees be paid as part of the prize money.

Motorsports related expenses increased approximately $1.9 million, or 22.4%, and $4.8 million, or 29.0% for the three and six months ended May 31, 1999, respectively, as compared to the same periods of the prior year. The increase was primarily attributable to personnel costs, hospitality services and supplies and, to a lesser extent, a variety of other fan amenities and operating expenses. Motorsports related expenses as a percentage of combined admissions and motorsports related income increased approximately 1.0% and 1.3% for the three months and six months ended May 31, 1999 respectively, as compared to the same periods for the prior year. The slight increase in costs for the three months ended May 31, 1999 related primarily to increased costs of events at Talladega, including sanction fees for non-NASCAR events and continued expansion of fan amenities. The increase for the six months ended May 31, 1999 was primarily due to the margins associated with certain hospitality packages introduced during Speedweeks of 1999.



Food, beverage and souvenir expenses increased approximately $487,000, or 13.4%, and $1.3 million, or 15.5%, for the three months and six months ended May 31, 1999, respectively, as compared to the same periods of the prior year. These increased expenses were primarily related to increased product and personnel costs. Food, beverage and souvenir expenses as a percentage of food, beverage and souvenir income remained relatively consistent for the three months and six months ended May 31, 1999, as compared to the same periods of the prior year.

General and administrative expenses increased approximately $1.1 million, or 12.9%,and $2.9 million, or 16.5%, for the three and six months ended May 31, 1999 as compared to the same periods of the prior year. The increase in expenses was primarily attributable to personnel costs and a variety of other expenses, as well as a bad debt reserve primarily related to a single customer incurred during the first quarter of fiscal 1999. General and administrative expenses as a percentage of total revenues remained relatively constant for the three months and six months ended May 31, 1999, as compared to the same periods of the prior year.

Depreciation and amortization expense increased approximately $662,000, or 20.4%, and $1.2 million, or 19.8%, for the three months and six months ended May 31, 1999, respectively, as compared to the same periods of the prior year as a result of the ongoing expansion of the Company's facilities.

Interest income for the three months and six months ended May 31, 1999, increased by approximately $2.0 million and $3.6 million, respectively, as compared to the same periods of the prior year. This increase was primarily due to the investment of the remaining proceeds of the July 1998 Class A Common Stock Offering, including the Company's investments restricted to the funding of the speedway in Kansas, and investment of the proceeds from the sale of taxable special obligation revenue ("TIF") bonds issued in January 1999 by the Unified Government of Wyandotte County/Kansas City, Kansas ("Unified Government"), to partially fund the Kansas project (See "Future Liquidity").

Interest expense for the three months and six months ended May 31, 1999, increased by approximately $500,000 and $484,000, respectively, as compared to the same periods of the prior year. Interest expense in fiscal 1999 was primarily attributable to the interest on the TIF bond debt service funding commitment, net of capitalized interest, while interest expense in fiscal 1998 was primarily related to the note payable associated with the acquisition of Phoenix.

Equity in net income (loss) from equity investments represents the Company's pro rata share of the current income and losses from its equity investments and the amortization of the Company's investment in excess of its share of the investee's underlying net assets. During the three months and six months ended May 31, 1999, this included the Company's approximately 12% indirect investment in Penske Motorsports, Inc. ("PMI"), its 45% investment in Homestead-Miami Speedway, LLC ("Miami") and its 50% investment in Motorsports Alliance, LLC, which is pursuing development of a major motorsports facility in the Chicago area (See "Future Liquidity"). For the three months and six months ended May 31, 1998, this included the Company's approximately 11% indirect investment in PMI, its 40% investment in Miami, which increased to 45% in March of 1998, and its 7% investment in Grand Prix Association of Long Beach ("Long Beach"), which was sold in March of 1998.

In March of 1998 the Company recorded an approximately $1.2 million gain on the sale of its equity investment in Long Beach. The Company sold its investment in conjunction with Dover Downs Entertainment, Inc.'s announced plans to merge with Long Beach. The after tax impact of this transaction was approximately $850,000.

As a result of the foregoing, the Company's net income increased approximately $798,000, or 13.2%, and $6.6 million, or 25.1%, for the three months and six months ended May 31, 1999 as compared to the same periods in the prior year.

Liquidity and Capital Resources

General

The Company has historically generated sufficient cash flow from operations to fund its working capital needs and capital expenditures at existing facilities, as well as to pay an annual cash dividend. At May 31, 1999, the Company had working capital of $32.6 million, compared to working capital of $27.5 million
at November 30, 1998.   There were no borrowings under the Company's credit
facility at May 31, 1999.  See "Future Liquidity".

Cash Flows

Net cash provided by operating activities was approximately $43.5 million for the six months ended May 31, 1999 compared to $42.2 million for the six months ended May 31, 1998. The difference between the Company's net income of $32.8 million and the $43.5 million of operating cash flow was primarily attributable to depreciation and amortization of $7.5 million, an increase in deferred revenue of $5.8 million and an increase in deferred income taxes of $5.1 million, partially offset by a decrease in accounts payable of $5.4 million, an increase in receivables of $1.7 million and a decrease in income taxes payable of $1.1 million.

Net cash used in investing activities was $111.7 million for the six months ended May 31, 1999, compared to $2.9 million of net cash provided during the six months ended May 31, 1998. The Company's use of cash for investing activities reflects the $52.1 million net increase in restricted investments for the project in Kansas, $39.0 million in capital expenditures, $11.0 million for the Company's investment year to date in the Chicago project, and the net acquisition of $9.6 million of short-term investments. See "Capital Expenditures".

Net cash provided by financing activities of $62.0 million for the six months ended May 31, 1999, compared to $12.7 million of net cash used during the six months ended May 31, 1998, is related primarily to the net proceeds from the issuance of the TIF bonds. See "Future Liquidity".




Capital Expenditures

Capital expenditures totaled approximately $39.0 million for the six months ended May 31, 1999 as compared to $22.7 million for the six months ended May 31, 1998. Approximately sixty percent of these expenditures were related to increased seating capacity at Daytona, Talladega, Phoenix International Raceway and Darlington, as well as a variety of other improvements to the Company's existing facilities. The remaining capital expenditures were primarily related to the construction of the speedway in Kansas.

The Company expects to make approximately $70.0 million of additional capital expenditures for approved projects at existing facilities within the next 24 months to increase grandstand seating capacity, acquire land for expansion of parking capacity and for a variety of additional improvements to the Company's motorsports facilities. In addition, the Company will continue to make capital expenditures related to the construction of the Kansas facility which will be funded from restricted investments, as discussed below.

Future Liquidity

On May 10, 1999, the Company, 88 Corp., a merger subsidiary wholly owned by the Company, and PMI entered into an Agreement and Plan of Merger ("PMI Merger Agreement"). Upon satisfaction of the conditions set forth in the PMI Merger Agreement, PMI will merge into 88 Corp. ("the PMI Merger") and, upon consummation of the PMI Merger, PMI will be a wholly owned subsidiary of the Company.

In connection with the proposed PMI Merger, the Company, Penske Performance, Inc., Penske Corporation, (the sole shareholder of Penske Performance, Inc.), and PSH Corp., (which owns approximately 56% of the issued and outstanding shares of PMI), entered into an Agreement and Plan of Merger which, upon satisfaction of the conditions set forth in that agreement, will result in the merger of PSH Corp. into the Company ("PSH Merger"). In addition, PSH Corp. has agreed in the PSH Merger Agreement to vote the shares owned by it in favor of the approval of the PMI Merger Agreement. It is anticipated that the PSH Merger will occur on the same date as the PMI Merger. Under certain circumstances, the PSH Merger can still be consummated even if the PMI Merger Agreement were to be terminated. Collectively, the PMI Merger and PSH Merger and the related agreements are referred to as the "Mergers" and "Merger Agreements".

The Company received early termination of the Hart-Scott-Rodino Act waiting period for the Mergers effective June 1, 1999 and subsequently mailed the Joint Proxy Statement/Prospectus for the transaction to shareholders of the Company and PMI. The Company anticipates the Mergers closing on July 26, 1999, pending shareholder approval.

The Mergers will result in the Company's acquisition of Michigan Speedway in Brooklyn, Michigan; Nazareth Speedway in Nazareth, Pennsylvania; California Speedway in San Bernardino County, California; and North Carolina Speedway in Rockingham, North Carolina. The Company will also acquire the 45% interest PMI holds in Homestead-Miami Speedway, bringing the Company's ownership in that facility to 90%, as well as other PMI merchandising subsidiaries. Upon completion of the transaction, the Company will operate 10 motorsports facilities across the United States with more than 800,000 seats and 400 suites.

Pursuant to the Merger Agreements, the Company will acquire the approximately 88%, or 12.2 million outstanding common shares, of PMI stock that it does not already own for $50.00 per share, subject to a collar provision. PMI shareholders can elect to receive this consideration as $15.00 cash and $35.00 worth of the Company's Class A Common Stock or $50.00 worth of the Company's Class A Common Stock. The total transaction value of the PMI equity (including the approximately 12% of PMI currently owned by the Company) is approximately $692 million with a net value of approximately $611 million. If all PMI shareholders elected to receive 30% of their consideration as cash ($15.00 per PMI share), the expected cash required to purchase the shares would be approximately $183 million.

On July 1, 1999, the Company announced that it had obtained a definitive commitment from First Union Capital Markets Corp. which will be used in part to finance the Mergers. The transaction is structured as a $300 million fully-underwritten five-year revolving credit facility ("Credit Facility") to be syndicated to a select group of lenders. This Credit Facility will replace the Company's existing $100 million facility, under which no borrowings are outstanding at May 31, 1999, and refinance outstanding borrowings under PMI's existing credit facility at closing. In addition to financing the pending Mergers, proceeds of the new credit facility will be used for working capital and general corporate purposes. Borrowings under the Credit Facility will bear interest at the applicable LIBOR rate plus 50-100 basis points depending on certain financial criteria.

During the first quarter of 1999, the financing for the first phase of the development of the Kansas facility, which is currently estimated to cost approximately $224 million, was substantially completed. In January 1999, the Unified Government issued approximately $71.3 million in TIF bonds and approximately $24.3 million in sales tax special obligation revenue ("STAR") bonds. The STAR bonds are retired with state and local taxes generated within the project's boundaries. The TIF bonds will be serviced through payments by the Unified Government escalating from an annual rate of approximately $4.8 million to $7.7 million, including interest at 6.15% to 6.75%, which are funded by payments made by the Company to the Unified Government in lieu of property taxes. In addition, the Company has committed equity of approximately $77.9 million of which $24.4 was funded during fiscal 1998, with the remaining $53.5 million funded in the first quarter of fiscal 1999. The net TIF and STAR bond proceeds and the Company's equity contribution were deposited into trustee administered accounts for the benefit of the construction of the Kansas facility which will be owned and operated by the Company. At May 31, 1999, the Company's $105.6 million of restricted investments includes the funds remaining from the Company's equity contribution and the TIF bond proceeds.

On May 5, 1999, the Motorsports Alliance, LLC ("MSA") (owned 50% by the Company and 50% by Indianapolis Motor Speedway) and the owners of Route 66 Raceway, LLC, formed a new company, Raceway Associates, LLC, which is owned 75% by MSA and 25% by the former owners of the Route 66 Raceway. As a result of this transaction, Raceway Associates owns the 240 acre Route 66 Raceway motorsports complex located in Joliet, Illinois, approximately 35 miles from downtown Chicago. Raceway Associates has also purchased 930 acres adjacent to the existing Route 66 complex for the proposed construction of a 1.5 mile oval motor speedway, which will initially accommodate approximately 75,000 spectators. The proposed new superspeedway development will be financed through equity of approximately $50 million from MSA and a borrowing of approximately $50 million by Raceway Associates. The members of MSA will guarantee up to $50 million in borrowings of Raceway Associates on a pro rata basis until such time as the operations of Raceway Associates meet certain financial criteria. During the six months ended May 31, 1999, the Company contributed approximately $11 million to MSA, approximately $9 million of which has been applied towards the Company's portion of the capital commitment for the acquisition of land and development of the new facility.

In March 1999, the Company announced that it had entered into a development agreement with The Trump Organization, a major real estate developer, to identify and develop a site for a major motorsports facility in the metro New York City area, which includes New York, New Jersey and Connecticut. Preliminary evaluations are underway at several sites.

The Company believes that cash flow from operations, along with existing cash and short-term investment balances and available borrowings under the new Credit Facility, will be sufficient to fund i) the Company's operations and approved capital projects at existing facilities for the foreseeable future,
ii) the maximum expected cash requirement for the proposed acquisition of the outstanding common shares of PMI, iii) payments required in connection with the funding of the Unified Government's debt service requirements related to the TIF bonds described above prior to commencement of racing at the speedway in Kansas, and iv) the Company's expected equity funding requirements for the Chicago project. Also, the Company intends to pursue further developments and/or acquisition opportunities (including the possible development of a new motorsports facility in the metro New York City area) the timing, size and success as well as associated potential capital commitments of which are unpredictable. Accordingly, a material acceleration in the Company's growth strategy could require the Company to obtain additional capital through debt and/or equity financings. Although there can be no assurance, management believes that adequate debt or equity financing would be available on satisfactory terms.

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

An assessment of the Year 2000 exposure related to information technology systems has been made and the plans to resolve the related issues are being implemented. Most major information technology systems have already been updated or replaced with applications that are Year 2000 compliant in the normal course of business. The Company believes it will be able to achieve Year 2000 readiness with regard to information technology systems during the fourth quarter of fiscal 1999.

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

Risk Factors Related to the Mergers

As discussed in "Future Liquidity" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company anticipates the Mergers closing on July 26, 1999, subject to and pending shareholder approval. There are risks associated with the anticipated Mergers. A more complete description of the Mergers and the associated risks is contained in the Joint Proxy Statement/Prospectus which has already been mailed to all shareholders of the Company and PMI and in the registration statement on Form S-4 which was filed with the SEC on June 23, 1999 (collectively the "Merger Filings"). Among the risk factors contained in the Merger Filings are: Uncertainties in Integrating Business Operations, Generation of Enhanced Revenues, and Realization of Cost Savings; Dependence on NASCAR and CART; Dependence on Key Personnel; Uncertain Prospects of New Motorsports Facilities; Industry Sponsorships and Government Regulation; Legal Proceedings; Potential Conflicts of Interest; Financial Impact of Bad Weather; Liability for Personal Injuries; and Control of Combined Entity. Those risk factors related to the Mergers are not restated in this report on Form 10-Q for the Company's quarter ended May 31, 1999. To the extent that a reader deems this document to contain forward looking statements related to the Mergers, reference is made to the risk factors contained in the Merger Filings.

Dependence Upon NASCAR

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

Seasonality and Quarterly Results

The Company derives most of its income from event admissions and related revenue from a limited number of NASCAR-sanctioned races. As a result, the Company's business has been, and is expected to remain, highly seasonal based on the timing of major events. For example, one of Darlington Raceway's Winston Cup Series events is traditionally held on the Sunday preceding Labor Day. Accordingly, the revenue and expenses for that race and/or the related supporting events may be recognized in either the fiscal quarter ending August 31 or the fiscal quarter ending November 30. Further, in July 1998 the Company announced the postponement of the NASCAR Winston Cup Series Pepsi 400 at Daytona from July 4, 1998 to October 17, 1998 as a result of the nationally publicized forest fire emergency throughout the state of Florida. The rescheduling of the Pepsi 400 at Daytona resulted in event-related revenues and expenses being recognized in the quarter ending November 30, 1998 while corresponding revenues and expenses have historically been recognized in the quarter ending August 31. Accordingly, the Company's results of operations are not necessarily comparable on a period-to-period basis.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U. S. interest rates affect the interest earned on the Company's cash equivalents, short term investments and restricted investments, as well as interest paid on its debt.

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

In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas ("Unified Government") issued approximately $71.3 million in taxable special obligation revenue ("TIF") bonds in connection with the financing of the construction of the speedway in Kansas. The TIF bonds are serviced through payments by the Unified Government, which are funded through payments made by the Company to the Unified Government in lieu of property taxes. The TIF bonds are comprised of a $26.1 million, fixed rate (6.15%) term bond due December 1, 2017 and a $49.7 million fixed rate (6.75%) term bond due December 1, 2027.
The proceeds from the TIF bonds, along with the Company's equity commitment to the Kansas City track were deposited in a trust account and are classified as restricted investments on the Company's balance sheet. The trust account has invested the funds in a guaranteed investment contract earning an interest rate of approximately 4.75%.

Additionally, the Company maintained its certificates of deposit with one financial institution at May 31, 1999. The Company believes that it is not exposed to any significant credit risk on its certificates of deposit due to the strength of the financial institution and the short term nature of the certificates of deposit.

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





                                      INTERNATIONAL SPEEDWAY CORPORATION
                                                  (Registrant)


Date    July 15, 1999                   /s/ James C. France
                                      _____________________________________
                                       James C. France, President

Date    July 15, 1999                   /s/ Susan G. Schandel
                                      _____________________________________
                                       Susan G. Schandel,
                                         Chief Financial Officer