Form 10-Q
period 1999-08-31
INTERNATIONAL SPEEDWAY CORP
filed 1999-10-15
CIK 51548

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 1999.

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

    Class A Common Stock, - 22,830,080 shares as of September 30, 1999. Class B Common Stock, - 30,294,633 shares as of September 30, 1999.

PART I. - FINANCIAL INFORMATION
Item 1. - Financial Statements

                INTERNATIONAL SPEEDWAY CORPORATION
              Condensed Consolidated Balance Sheets

                                                              November 30,   August 31,
                                                                  1998          1999
                                                                             (Unaudited)
                                                              -------------- -------------
                                                                      (IN THOUSANDS)
                            ASSETS
Current Assets:
 Cash and cash equivalents ...................................    $ 38,676    $   59,110
 Short-term investments ......................................      54,127      681
 Receivables, less allowances of $100 and $650, respectively .       9,445        27,722
 Inventories .................................................         953    3,882
 Prepaid expenses and other current assets ...................       5,243        15,080
                                                                 ----------   -----------
Total Current Assets .........................................     108,444       106,475

Property and Equipment - at cost - less accumulated
 depreciation of $65,529 and $77,491, respectively ...........     225,831       614,040

Other Assets:
 Equity investments (Note 3) .................................      44,087        11,083
 Goodwill, less accumulated amortization of $1,386 and
  $3,267, respectively .......................................      38,927       546,865
 Restricted investments (Note 4)..............................      53,500        96,246
 Other .......................................................       6,029   13,877
                                                                -----------   -----------
                                                                   142,543       668,071
                                                                -----------   -----------
Total Assets .................................................    $476,818    $1,388,586
                                                                ===========   ===========

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable ............................................    $ 10,367    $   17,068
 Deferred income .............................................      62,253       114,656
 Current portion of long-term debt ...........................         598         3,185
 Other current liabilities ...................................       7,736        14,521
                                                                -----------   -----------
Total Current Liabilities ....................................      80,954       149,430

Long-term debt (Note 4) ......................................       2,775       282,540
Deferred income taxes ........................................      26,234   66,452
Minority interest ............................................           -         2,178
Commitments and contingencies
Shareholders' Equity
 Class A Common Stock, $.01 par value, 80,000,000 shares
   authorized; 11,529,590 and 22,774,872 issued at November 30
   and August 31, respectively.................................        115      228
 Class B Common Stock, $.01 par value, 40,000,000 shares
   authorized; 31,573,043 and 30,349,841 issued at November 30
   and August 31, respectively..................................       316           303
 Additional paid-in capital ..................................     205,089       687,321
 Retained earnings ...........................................     163,201       202,237
                                                                -----------   -----------
                                                                   368,721       890,089
 Less unearned compensation-restricted stock .................       1,866    2,103
                                                                -----------   -----------
Total Shareholders' Equity ...................................     366,855       887,986
                                                                -----------   -----------
Total Liabilities and Shareholders' Equity ...................    $476,818    $1,388,586
                                                                ===========   ===========

See accompanying notes.

                      INTERNATIONAL SPEEDWAY CORPORATION
                Condensed Consolidated Statements of Operations

                                                        Three Months Ended
                                                     August 31,    August 31,
                                                        1998          1999
                                                     (Unaudited)   (Unaudited)
                                                     _________________________
                                                       (In Thousands, Except
                                                          Per Share Data)
REVENUES:
  Admissions, net....................................   $ 5,184     $ 31,857
  Motorsports related income.........................     9,187       22,356
  Food, beverage and merchandise income .............     3,054       11,600
  Other income.......................................       397          413
                                                     ___________  ___________
                                                         17,822       66,226
EXPENSES:
  Direct expenses:
    Prize and point fund monies
      and NASCAR sanction fees.......................     2,443        8,803
    Motorsports related expenses.....................     5,449       10,958
    Food, beverage and merchandise expenses .........     2,288        6,630
  General and administrative expenses................     9,020       16,608
  Depreciation and amortization .....................     3,309        6,405
                                                     ___________  ___________
                                                         22,509       49,404
                                                     ___________  ___________
Operating income (loss) .............................    (4,687)      16,822
Interest income .....................................     1,462        2,070
Interest expense ....................................       (77)      (1,586)
Equity in net income (loss) from equity investments..       131       (1,006)
Minority interest ...................................         -           77
                                                     ___________  ___________
Income (loss) before income taxes....................    (3,171)      16,377
Income taxes (benefit) ..............................    (1,227)       6,742
                                                     ___________  ___________

Net Income (loss) ...................................   $(1,944)     $ 9,635
                                                     ===========  ===========
Basic earnings (loss) per share ......................   $(0.05)      $ 0.21
                                                     ===========  ===========
Diluted earnings (loss) per share ....................   $(0.05)      $ 0.20
                                                     ===========  ===========
Dividends per share..................................    $ 0.00       $ 0.00
                                                     ===========  ===========
Basic weighted average shares outstanding ...........40,864,391   46,917,080
                                                     ===========  ===========
Diluted weighted average shares outstanding .........40,864,391   47,040,272
                                                     ===========  ===========

See accompanying notes.

                      INTERNATIONAL SPEEDWAY CORPORATION
                Condensed Consolidated Statements of Income

                                                         Nine Months Ended
                                                      August 31,   August 31,
                                                        1998          1999
                                                     (Unaudited)   (Unaudited)
                                                     _________________________
                                                       (In Thousands, Except
                                                          Per Share Data)
REVENUES:
  Admissions, net.................................     $ 54,432       $ 90,136
  Motorsports related income......................       50,104         72,805
  Food, beverage and merchandise income ..........       18,666         29,913
  Other income....................................        1,095          1,243
                                                     ___________    __________
                                                        124,297        194,097
EXPENSES:
  Direct expenses:
    Prize and point fund monies
      and NASCAR sanction fees....................       19,727         28,252
    Motorsports related expenses..................       22,119         32,458
    Food, beverage and merchandise expenses ......       10,396         15,995
  General and administrative expenses.............       26,365         36,814
  Depreciation and amortization ..................        9,593         13,936
                                                     ___________    __________
                                                         88,200        127,455
                                                     ___________    __________
Operating Income..................................       36,097         66,642
Interest income ..................................        2,531          6,783
Interest expense .................................         (518)        (2,511)
Equity in net loss from equity investments .......         (111)        (1,472)
Minority interest ................................            -             77
Gain on sale of equity investment ................        1,245             --
                                                     ___________    __________
Income before income taxes........................       39,244         69,519
Income taxes......................................       14,993         27,101
                                                     ___________    __________
Net Income........................................      $24,251       $ 42,418
                                                     ===========    ==========
Basic earnings per share .........................       $ 0.62         $ 0.96
                                                     ===========    ==========
Diluted earnings per share .......................       $ 0.62         $ 0.96
                                                     ===========    ==========
Dividends per share...............................       $ 0.06         $ 0.06
                                                     ===========    ==========
Basic weighted average shares outstanding ........   39,100,175     44,229,684
                                                     ===========    ==========
Diluted weighted average shares outstanding ......   39,259,164     44,355,217
                                                     ===========    ==========

See accompanying notes.

                      International Speedway Corporation
            Condensed Consolidated Statements of Shareholders' Equity


                                          CLASS A    CLASS B
                                          COMMON     COMMON                               UNEARNED
                                           STOCK      STOCK     ADDITIONAL              COMPENSATION-       TOTAL
                                          $.01 PAR   $.01 PAR    PAID-IN     RETAINED     RESTRICTED      SHAREHOLDERS'
                                           VALUE      VALUE      CAPITAL     EARNINGS       STOCK            EQUITY
                                          --------   ---------   ---------   ---------    -----------     --------------
                                                                         (IN THOUSANDS)

BALANCE AT NOVEMBER 30, 1997                 $ 53      $332    $ 86,437    $125,457        $(2,372)        $209,907

Activity 12/1/97  - 8/31/98 - unaudited:
  Net Income ...........................        -        --          --      24,251             --           24,251
  Public offering - Class A Common Stock       46         -     117,654          --             --          117,700
  Cash dividends ($.06 per share) ......       --        --          --      (2,310)            --           (2,310)
  Change in equity investment ..........        -        --         115          --             --              115
  Restricted stock granted .............        -         -         680          --           (680)              --
  Reacquisition of previously issued
    common stock .......................        -        --         (57)       (138)            --             (195)
  Conversion of Class B Common Stock to
    Class A Common Stock ...............        6        (6)         --          --             --               --
  Forfeiture of restricted shares ......        -        --        (110)         --            110               --
  Income tax benefit related to restricted
    stock plan .........................        -        --         492          --             --              492
  Amortization of unearned compensation.        -        --          --          --            781              781
                                             -----    -----   ---------   ---------       --------        ---------
BALANCE AT AUGUST 31, 1998 - unaudited        105       326     205,211     147,260         (2,161)         350,741

Activity 9/1/98 - 11/30/98 - unaudited:
  Net income ...........................        -         -          --      15,941             --           15,941
  Change in equity investment ..........        -        --        (122)         --             --             (122)
  Conversion of Class B Common Stock to
    Class A Common Stock ...............       10       (10)         --          --             --               --
  Amortization of unearned compensation.        -        --          --          --            295              295
                                             -----     -----   ---------   ---------       --------        ---------
BALANCE AT NOVEMBER 30, 1998                  115       316     205,089     163,201         (1,866)         366,855

Activity 12/1/98  - 8/31/99 - unaudited:
  Net income ...........................       --        --          --      42,418             --           42,418
  Issuance of common stock for acquisition    100        --     480,472          --             --          480,572
  Cash dividends ($.06 per share) ......        -         -          --      (2,586)             --          (2,586)
  Restricted stock granted .............        -        --       1,035          --         (1,035)              --
  Change in equity investment ..........        -        --         (90)         --             --              (90)
  Reacquisition of previously issued
    common stock .......................       --        --        (314)       (796)            --           (1,110)
  Conversion of Class B Common Stock to
    Class A Common Stock ...............       13       (13)         --          --             --               --
  Income tax benefit related to restricted
    stock plan .........................        -        --       1,129          --             --            1,129
  Amortization of unearned compensation.        -        --          --          --            798              798
                                             -----     -----   ---------   ---------       --------        ---------
BALANCE AT AUGUST 31, 1999 - unaudited       $228      $303    $687,321    $202,237        $(2,103)        $887,986
                                             =====     =====   =========   =========       ========        =========



See accompanying notes.

                       International Speedway Corporation
                 Condensed Consolidated Statements of Cash Flows

                                                        Nine Months Ended
                                                 August 31,        August 31,
                                                    1998             1999
                                                 (Unaudited)      (Unaudited)
                                                ______________________________
                                                          (In Thousands)
OPERATING ACTIVITIES
Net income......................................   $ 24,251         $ 42,418
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization ..............      9,593           13,936
    Amortization of unearned compensation.......        781              798
    Deferred income taxes.......................      4,138            5,070
    Undistributed loss from equity investments .        111            1,472
    Minority interest ..........................          -              (77)
    Gain on sale of equity investment ..........     (1,245)              --
  Changes in operating assets and liabilities:
    Receivables.................................     (6,107)          (5,997)
    Inventories, prepaid expenses and other
      current assets ...........................     (9,119)          (1,496)
    Other assets................................       (351)          (1,372)
    Accounts payable, and other current liabilities   1,571            1,492
    Deferred income.............................     32,715           12,372
                                                    __________________________
Net cash provided by operating activities.......     56,338           68,616

INVESTING ACTIVITIES
  Change in short-term investments, net ........     15,863           53,946
  Capital expenditures..........................    (37,667)         (75,387)
  Acquisition, net of cash acquired ............          -         (134,274)
  Equity investments ...........................       (410)         (11,038)
  Increase in restricted investments, net ......          -          (42,746)
  Proceeds from sale of equity investment ......      5,270               --
  Other, net ...................................       (142)            (285)
                                                    __________________________
Net cash used in investing activities...........    (17,086)        (209,784)

FINANCING ACTIVITIES
  Payment of long-term debt ....................    (13,057)         (74,876)
  Reacquisition of previously issued
   common stock.................................       (195)          (1,110)
  Issuance of Class A Common Stock .............    117,700                -
  Proceeds from long-term debt .................          -          240,174
  Cash dividends paid ..........................     (2,310)          (2,586)
                                                   __________________________
Net cash provided by financing activities ......    102,138          161,602
                                                   __________________________
Net increase in cash and cash equivalents ......    141,390           20,434
Cash and cash equivalents at beginning of period      9,974           38,676
                                                   __________________________
Cash and cash equivalents at end of period .....   $151,364         $ 59,110
                                                   ==========================

See accompanying notes.

                       International Speedway Corporation
              Notes to Condensed Consolidated Financial Statements
                      November 30, 1998 and August 31, 1999
                                  (Unaudited)

1.  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and generally accepted accounting principles but do not include all of the information and disclosures required for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest annual report on Form 10-K for International Speedway Corporation and its wholly-owned subsidiaries (the "Company"). In management's opinion, the statements include all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to conform to the financial presentation at August 31, 1999.

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", became effective for the Company during the first quarter of fiscal year 1999. The Company has no items of other comprehensive income and therefore no additional disclosure requirements.

Because of the seasonal concentration of racing events and the acquisition in July 1999 (Note 2), the results of operations for the three-month and nine-month periods ended August 31, 1998 and 1999 are not indicative of the results to be expected for the year.

2. Acquisition

On July 26, 1999, the Company, 88 Corp., (a merger subsidiary wholly-owned by the Company), and Penske Motorsports, Inc. ("PMI") consummated an Agreement and Plan of Merger (the "PMI Merger Agreement"). Pursuant to the PMI Merger Agreement, PMI merged into 88 Corp. ("the PMI Merger") and became a wholly-owned subsidiary of the Company.

In connection with and immediately preceding the PMI Merger, the Company, Penske Performance, Inc., Penske Corporation, (the sole shareholder of Penske Performance, Inc.), and PSH Corp., (which owned approximately 56% of the issued and outstanding shares of PMI), consummated a separate Agreement and Plan of Merger which resulted in the merger of PSH Corp. into the Company.

Pursuant to the Merger Agreements, the Company acquired the approximately 88%, or 12.2 million outstanding common shares, of PMI stock that it did not already own for approximately $129.8 million and 10,029,861 shares of the Company's Class A Common Stock. Transaction costs, net of cash acquired in the transaction, totaled approximately $4.5 million. The total cash and stock consideration issued in the transaction was approximately $611.1 million.

Motorsports facilities acquired in the transaction include Michigan Speedway in Brooklyn, Michigan; Nazareth Speedway in Nazareth, Pennsylvania; California Speedway in San Bernardino County, California; and North Carolina Speedway in Rockingham, North Carolina. The Company also acquired PMI's 45% interest in Homestead-Miami Speedway, LLC ("Miami"), bringing the Company's ownership in that facility to 90%, as well as other PMI merchandising subsidiaries. As a result of the transaction, the Company operates 10 major motorsports facilities across the United States.

The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations of the former PMI, as well as Miami, have been included in the Company's consolidated statements of income as of the date of acquisition.

The transaction purchase price has been allocated to the assets and liabilities of PMI and Miami based upon preliminary estimates of their fair market value. Management does not believe the final valuation will differ materially from the preliminary valuation. The excess of the purchase price over the fair value of the net assets acquired of approximately $105.9, has been allocated, based upon the preliminary valuation, as goodwill of approximately $508.8 million and assembled workforce of approximately $900,000 amortized on a straight line basis over 40 years and five years, respectively. The amount amortized during the three months and six months ended August 31, 1999 was approximately $1.1 million.

The following unaudited pro forma financial information presents a summary of consolidated results of operations as if the Penske merger had occurred as of December 1, 1997 after giving effect to certain adjustments, including depreciation, amortization of goodwill, interest income, interest expense, equity earnings, minority interest and the related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition had been made on that date, nor are they necessarily indicative of results which may occur in the future.
                                            (Proforma - unaudited)

                                   Nine Months Ended        Nine Months Ended
                                     August 31, 1998         August 31, 1999

Total Revenues                          $ 223,912                $ 278,182
Net Income                                    23,787                   35,920
Basic income per share                       0.48                     0.66
Diluted income per share                     0.48                     0.66


3. Equity Investments

On May 5, 1999, the Motorsports Alliance, LLC ("MSA") (owned 50% by the Company and 50% by Indianapolis Motor Speedway) and the owners of Route 66 Raceway, LLC, formed a new company, Raceway Associates, LLC, ("Raceway Associates") which is owned 75% by MSA and 25% by the former owners of the Route 66 Raceway, LLC. As a result of this transaction, Raceway Associates owns the 240 acre Route 66 Raceway motorsports complex located in Joliet, Illinois, approximately 35 miles from downtown Chicago. Raceway Associates has also purchased 930 acres adjacent to the existing Route 66 complex for the proposed construction of a 1.5 mile oval motor speedway, which will initially accommodate approximately 75,000 spectators. The current estimate for the proposed new superspeedway development is $125 to $130 million, $100 million of which will be financed through equity of approximately $50 million from MSA and a borrowing of approximately $50 million by Raceway Associates. The members of MSA will guarantee up to $50 million in borrowings of Raceway Associates on a pro rata basis until such time as the operations of Raceway Associates meet certain financial criteria. Raceway Associates is currently working with local government authorities to identify potential funding mechanisms to fund anticipated project costs in excess of $100 million. In addition, the Company (through MSA) may commit additional equity to fund a portion of these additional project costs. During the nine months ended August 31, 1999, the Company contributed approximately $11 million to MSA, approximately $9 million of which has been applied towards the Company's portion of the capital commitment for the acquisition of land and development of the new facility.

As a result of the PMI merger on July 26, 1999 (Note 2), the investments in PMI and Miami are no longer equity investments, as they are included in consolidated operations.

4. Long-Term Debt

Long-term debt consists of the following (in thousands):

                                   November 30,        August 31,
                                       1998                   1999
                                   _____________________________________

Credit facilities                          $     0               $180,500

TIF bond debt service funding
  commitment, net of discount of $1,665        0              69,675

Term debt                                        0                  30,000

Notes payable                         3,373               5,550
                                    _______            ________
                                      3,373             285,725
Less current portion                         598               3,185
                                    ________           ________
                                         $ 2,775            $282,540
                                           ========              ========

Schedule of Payments:

          1999                            $    685
          2000                               2,655
          2001                               5,165
          2002                               9,225
          2003                               5,775
          Thereafter                            263,885
                                           _______
                                           287,390
          Discount                           1,665
                                           _______
                                          $285,725
                                                  ========

The Company has two Credit Facilities with financial institutions, consisting of a $300 million Credit Facility and a $20 million Credit Facility (discussed below). In July 1999, the Company entered into a $300 million fully-underwritten five-year revolving Credit Facility in order to finance a portion of the PMI acquisition (Note 2) and to refinance PMI's outstanding indebtedness. The $300 million Credit Facility matures on March 31, 2004, and pays interest monthly at LIBOR plus 50 to 100 basis points. At August 31, 1999, the Company had $124 million available under this Credit Facility.

The Company has an agreement with a group of banks for a $20 million Credit Facility, letter of credit and a $30 million term loan. The Credit Facility and term loan are collateralized by all of the assets of the Company's Miami subsidiary. The $20 million Credit Facility, which is automatically reduced to $15 million on December 31, 2002, matures on December 31, 2004. At August 31, 1999, the Company had $15.5 million available under this Credit Facility. The term loan is payable in 6 annual installments, which range from $2.5 million on December 31, 1999 to $7.0 million on December 31, 2004. Interest on the Credit Facility and term loan is paid quarterly and accrues at LIBOR plus 150 basis points. The Company has entered into an interest rate swap agreement that effectively fixes the floating rate on the outstanding balances under the term loan at 6.0% through December 31, 1999, 6.6% through December 31, 2000 and 7.1% for the remainder of the loan period.

The Credit Facilities and term loan contain various restrictive covenants.

In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas ("Unified Government"), issued approximately $71.3 million in taxable special obligation revenue ("TIF") bonds and approximately $24.3 million in sales tax special obligation revenue ("STAR") bonds, in connection with the financing of phase I construction of the speedway in Kansas. The net proceeds were deposited into trust accounts. The STAR bonds will be retired with state and local taxes generated within the project's boundaries, and are not an obligation of the Company. The TIF bonds are comprised of a $21.6 million, 6.15% term bond due December 1, 2017 and a $49.7 million, 6.75% term bond due December 1, 2027. The TIF bonds are serviced through payments by the Unified Government, which are funded through payments made by the Company to the Unified Government in lieu of property taxes. Principal (mandatory redemption) payments per the Funding Commitment are payable by the Company on October 1 of each year beginning in 1999. The semi-annual interest component of the Funding Commitment is payable on each April 1 and October 1, beginning on April 1, 1999.

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

Total interest incurred by the Company was approximately $77,000 and $1,586,000 for the three months ended August 31, 1998 and 1999, respectively, and $518,000 and $2,511,000, for the nine months ended August 31, 1998 and 1999, respectively. Total interest capitalized for the three months and nine months ended August 31, 1999 was approximately $858,000 and $1,750,000, respectively.

Financing costs of approximately $7.3 million have been deferred and are included in other assets at August 31, 1999. These costs are being amortized on an effective yield method over the life of the related financing.

5. Related Party Disclosures and Transactions

All of the racing events that take place during the Company's fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association ("AHRMA"), the American Motorcyclist Association ("AMA"), the Automobile Racing Club of America ("ARCA"), the Championship Cup Series ("CCS"), Championship Auto Racing Teams ("CART"), the Federation Internationale de l'Automobile ("FIA"), the Federation Internationale Motocycliste ("FIM"), Historic Sportscar Racing ("HSR"), the International Race of Champions ("IROC"), the Indy Racing League ("IRL"), the National Association for Stock Car Auto Racing, Inc. ("NASCAR"), the Sports Car Club of America ("SCCA"), the Sportscar Vintage Racing Association ("SVRA"), the United States Auto Club ("USAC"), the United States Road Racing Championship ("USRRC"), and the World Karting Association ("WKA"). NASCAR, which sanctions some of the Company's principal racing events, is a member of the France Family Group which controls in excess of 60% of the combined voting power of the outstanding stock of the Company and some members of which serve as directors and officers. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors totaled approximately $1.9 million and $15.8 million for the three and nine-month periods ended August 31, 1998, respectively, and approximately $8.8 million and $24.2 million for the three-month and nine-month periods ended August 31, 1999, respectively.

6. Supplemental Disclosures of Cash Flow Information

Cash paid for income taxes and interest for the nine months ended August 31, 1998 and 1999 is as follows:
                                           1998                    1999
                                        ________________________________
                                             (Thousands of Dollars)
             Income taxes paid          $ 12,385                 $ 24,486
                                        ==================================
                  Interest paid         $    926                 $  2,583
                                        ==================================

See Note 2 for discussion of non-cash acquisition transaction.

7. Legal Proceedings

Souvenir Litigation

As described below, the Company and certain subsidiaries are parties to legal proceedings alleging price-fixing activities in connection with the sale of souvenirs and merchandise. These matters are collectively referred to as the Souvenir Litigation. While the Company disputes the allegations, neither the cost of defending the suits nor the potential damages or other remedies for which the Company might be liable is insured.

The Company's indirect corporate subsidiary, Americrown Service Corporation ("Americrown"), is the sole defendant in a class action proceeding in the Circuit Court of Talladega County, Alabama which was filed in October 1996. A class consisting of persons who purchased racing souvenirs at Talladega Superspeedway since September 1992 was certified by the court on July 30, 1998. The suit seeks to recover at least $500 for each member of the class but does not otherwise seek to recover compensatory or punitive damages or statutory attorneys' fees. Americrown has moved for reconsideration of the class certification decision. Americrown has disputed the allegations and has defended the action fully and vigorously.

In March 1997, two purported class action companion lawsuits were filed in the United States District Court, Northern District of Georgia, against the Company, Americrown, and a number of other persons (including Motorsports International Corporation, previously a subsidiary of Penske Motorsports, Inc. which was acquired by the Company in the Penske Mergers). Both suits sought damages and injunctive relief on behalf of all persons who purchased souvenirs or merchandise from certain vendors at any NASCAR Winston Cup race or supporting event in the United States during the period 1991 to present. The two suits have been consolidated and class certification has not yet been decided by the court. Discovery has been concluded. The Company and Americrown have disputed the allegations and have defended the actions fully and vigorously.

Recently Americrown, Motorsports International and the Company have entered into Confidential Memoranda of Understanding ("MOU") to completely settle the Souvenir Litigation, without any admission of wrongdoing on their part. Under the terms of the MOU (which have been filed under seal with the respective courts) the Company, Americrown and Motorsports International have agreed to pay approximately $4.6 million in cash and to distribute souvenir merchandise discount coupons to settle with classes which would encompass all purchasers of souvenirs and merchandise at NASCAR Winston Cup events during the period from January 1, 1991 to the present. The parties are in the process of attempting to agree on the terms of formal Settlement Agreements, including the terms of the coupon program. Such Settlement Agreements will then be subject to review and approval by both the state and federal courts. If the Settlement Agreements are not successfully finalized, the Company, Americrown and Motorsports International intend to resume the vigorous defense of the actions.

The financial statements for the 1999 third quarter include an accrual of approximately $2.8 million representing Americrown's cash portion of the proposed Souvenir Litigation settlement. The remaining $1.8 million is attributable to Motorsports International and was recorded as a part of the merger purchase price. The effects of the discount coupon program will be recognized in future periods as coupons are redeemed.

North Carolina Speedway Dissenters' Action

In connection with Penske Motorsports' acquisition of North Carolina Speedway in 1997, certain North Carolina Speedway stockholders (constituting more than 5% of the North Carolina Speedway shares outstanding prior to the acquisition) exercised their right under North Carolina law to dissent to the price paid for the common stock of North Carolina Speedway. These dissenting shareholders were paid $16.77 per share. These dissenters have requested $55.00 per share and have sued Penske Motorsports, Penske Acquisition, Inc. and North Carolina Speedway in North Carolina Superior Court, Mecklenburg County, North Carolina. Under Penske Motorsports' agreement with Mrs. DeWitt (the former majority stockholder of North Carolina Speedway), if a dissenting stockholder, which represents more than five percent of the North Carolina Speedway stock, receives more consideration in a dissenters' action than Penske Motorsports paid in connection with the acquisition of North Carolina Speedway, all stockholders of North Carolina Speedway at the time of the acquisition, other than Penske Motorsports and its affiliates, would receive a per share amount equal to the award in dissenter's court less the per share amount paid in the acquisition ($19.61 per share to stockholders other than the dissenting shareholders). Because Penske Motorsports acquired Mrs. DeWitt's shares prior to the completion of this acquisition, Mrs. DeWitt would not be entitled to receive additional consideration for her shares. A negative decision with respect to the dissenters' proceeding could materially increase the purchase price paid for North Carolina Speedway by Penske Motorsports, which the Company would have to pay.

Management is presently unable to further predict or quantify the outcome of these matters.

8. Long-Term Incentive Plans

On April 1, 1998 and 1999, a total of 22,236 and 19,633 restricted shares of the Company's Class A Common Stock, respectively, were awarded to certain officers and managers under the Company's Long-term Incentive Plan (the "1996 Plan"). The market value of shares awarded amounted to approximately $680,000 and $1,035,000 respectively, which has been recorded as unearned compensation -
- restricted stock, and is shown as a separate component of shareholders' equity in the accompanying condensed consolidated balance sheets. The unearned compensation is being amortized over the vesting period of the shares. The total expense for restricted stock awards charged against operations during the nine months ended August 31, 1998 and August 31, 1999 was approximately $781,000 and $798,000, respectively.

9.  Subsequent Event

On October 6, 1999, the Company sold $225 million principal amount of Senior Notes due October 15, 2004 in a private placement. The unsecured Senior Notes will bear interest at 7.875% and will rank equally with all of the Company's other senior unsecured and unsubordinated indebtedness. The Company used approximately $176 million of the net proceeds from the transaction to repay outstanding borrowings under its $300 million Credit Facility. Pursuant to the Credit Facility Agreement, the size of the Credit Facility automatically reduces from $300 million to $200 million upon the Company's receipt of the proceeds from the private placement.

               PART I.      FINANCIAL INFORMATION

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

General

The Company derives revenues primarily from (i) admissions to racing events and motorsports activities held at its facilities, (ii) revenue generated in conjunction with or as a result of motorsports events conducted at its facilities, and (iii) catering, concession and merchandise made during or as a result of such events and activities.

"Admissions" revenue includes ticket sales from all of the Company's events and DAYTONA USA's Track Tours and Velocitorium. Admissions revenue for racing events is recorded upon completion of the related motorsports event.

"Motorsports related income" primarily includes television and radio broadcast rights fees, promotion and sponsorship fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating), advertising revenues, royalties from licenses of the Company's trademarks, and track rentals. The Company currently negotiates directly with television and cable networks for coverage of substantially all of its NASCAR televised motorsports events. NASCAR has announced it will retain these rights and negotiate television and ancillary media rights contracts beginning with the 2001 racing season as a result of its recent agreement with all of the television broadcasters of these events to release their contractual rights beginning with such racing season. The Company expects that the percentage of television broadcast rights fees that the Company currently retains from each contract will be the same under the future arrangement. The Company's revenues from corporate sponsorships are paid in accordance with negotiated contracts, with the identities of sponsors and the terms of sponsorship changing from time to time.

"Food, beverage and merchandise income" includes revenues from concession stands, hospitality catering and direct sales of souvenirs, programs and other merchandise, fees paid by third party vendors for the right to sell souvenirs and concessions at the Company's facilities, and the wholesale and retail sale of Good Year brand racing tires for various types of racing events.

Expenses include (i) prize and point fund monies and NASCAR sanction fees, (ii) motorsports related expenses, which include costs of competition paid to sanctioning bodies other than NASCAR, labor, advertising and other expenses associated with the Company's promotion of its racing events, and (iii) food, beverage and merchandise expenses, consisting primarily of labor and costs of goods sold.

The following table sets forth, for each of the indicated periods, certain selected income statement data as a percentage of total revenues:

                                                    Three Months ended                    Nine Months Ended
                                                        August 31,                            August 31,
                                                    1998          1999                    1998          1999
                                                 (Unaudited)   (Unaudited)             (Unaudited)   (Unaudited)
                                                 _________________________             _________________________

Revenues:

  Admissions, net.............................      29.1%         48.1%                    43.8%          46.4%
  Motorsports related income..................      51.6          33.8                     40.3           37.5
  Food, beverage and merchandise income.......      17.1          17.5                     15.0           15.4
  Other income................................       2.2           0.6                      0.9            0.7
                                                   ________      ________               ________        _______
    Total revenues ...........................     100.0%        100.0%                   100.0%         100.0%

Expenses:

  Direct expenses:
    Prize and point fund monies
      and NASCAR sanction fees................      13.7          13.3                     15.9          14.6
    Motorsports related expenses..............      30.6          16.5                     17.8          16.7
    Food, beverage and merchandise expenses...      12.8          10.0                      8.4           8.2
  General and administrative expenses.........      50.6          25.1                     21.2          19.0
  Depreciation and amortization ..............      18.6           9.7                      7.7           7.2
                                                   ________      ________               ________       _______
    Total expenses ...........................     126.3          74.6                     71.0          65.7
                                                   ________      ________               ________       _______
Operating income (loss) ......................     (26.3)         25.4                     29.0          34.3
Interest income ..............................       8.2           3.1                      2.1           3.5
Interest expense .............................      (0.4)         (2.4)                    (0.4)         (1.3)
Equity in net loss from equity investments....       0.7          (1.5)                    (0.1)          (.8)
Gain on sale of equity investment ............        --            --                      1.0             -
Minority interest ............................         -           0.1                       --           0.1
                                                   ________      ________               ________       _______
Income (loss) before income taxes.............     (17.8)         24.7                     31.6          35.8
Income tax expense (benefit) .................      (6.9)         10.1                     12.1          13.9
                                                   ________      ________               ________       _______
Net income (loss) ............................     (10.9%)        14.6%                    19.5%         21.9%

Seasonality and Quarterly Results

The Company's business has been, and is expected to remain, highly seasonal based on the timing of major events. For example, one of Darlington Raceway's Winston Cup Series events is traditionally held on the Sunday preceding Labor Day. Accordingly, the revenue and expenses for that race and/or the related supporting events may be recognized in either the fiscal quarter ending August 31 or the fiscal quarter ending November 30. Further, in July 1998 the Company announced the postponement of the NASCAR Winston Cup Series Pepsi 400 at Daytona from July 4, 1998 to October 17, 1998 as a result of the nationally publicized forest fire emergency throughout the state of Florida. This event, historically conducted in the Company's third quarter, was conducted in July in 1999.

On July 26, 1999, the Company acquired the 88% interest it did not already own in Penske Motorsports, Inc. ("PMI"). Motorsports facilities acquired in the transaction include Michigan Speedway in Brooklyn, Michigan; Nazareth Speedway in Nazareth, Pennsylvania; California Speedway in San Bernardino County, California; and North Carolina Speedway in Rockingham, North Carolina. The Company also acquired PMI's 45% interest in Homestead-Miami Speedway, LLC ("Miami"), bringing the Company's ownership in that facility to 90%, as well as other PMI merchandising subsidiaries. As a result of the transaction, the Company operates 10 major motorsports facilities across the United States with more than 800,000 seats and 400 suites (See "Acquisition"). The Company has recognized revenues and expenses associated with acquired operations on a consolidated basis subsequent to July 26, 1999, including a major event weekend consisting of a NASCAR Winston Cup Series event and NASCAR Busch Series, Grand National Division event conducted at the Michigan Speedway ("Michigan") in August of 1999.

As a result of the prior year postponement of the Pepsi 400 at Daytona and the acquisition of PMI, the Company conducted three Winston Cup Series races and two Busch Series, Grand National Division races during the third quarter of 1999 compared to one Winston Cup Series race and one Busch Series, Grand National Division race during the third quarter of 1998. Accordingly, the Company's results of operations, as well as the margins of certain expenses in relation to certain revenues, are not necessarily comparable on a period-to-period basis.

Comparison of the Results for the Three and Nine Months Ended August 31, 1999 to the Results for the Three and Nine Months Ended August 31, 1998

Admissions revenue increased approximately $26.7 million, or 514.5%, for the three months ended August 31, 1999 as compared to the three months ended August 31, 1998. The increase in admissions income was primarily attributable to the Pepsi 400 at Daytona and the NASCAR events held at the newly acquired Michigan facility, both of which were not included in the Company's results during the three months ended August 31, 1998. The aforementioned events hosted record attendance in 1999.

Admissions revenue increased approximately $35.7 million, or 65.6%, for the nine months ended August 31, 1999, as compared to the nine months ended August 31, 1998. This increase was primarily related to increases discussed above during the three months ended August 31, 1999, as well as the increase in the weighted average price of tickets sold and increased seating capacity and attendance at the Speedweeks events held at Daytona International Speedway ("Daytona"), and, to a lesser extent, events conducted at Talladega Superspeedway ("Talladega").

Motorsports related income increased approximately $13.2 million , or 143.3%, during the three months ended August 31, 1999 as compared to the three months ended August 31, 1998. This increase, primarily related to television broadcast rights fees, luxury suite and hospitality rentals and sponsorship revenues, was attributable to the timing of the Pepsi 400 at Daytona, Michigan's NASCAR events and, to a lesser extent, the NASCAR events held at Watkins Glen.

Motorsports related income increased approximately $22.7 million, or 45.3%, for the nine months ended August 31, 1999 as compared to the nine months ended August 31, 1998. Over one-half of this increase was attributable to the increases discussed above during the third quarter of 1999, with the remaining increase primarily attributable to growth in television broadcast rights fees, expanded luxury suite and hospitality facilities and increased sponsorship revenues for the Speedweeks events at Daytona and, to a lesser extent, events at the Company's other facilities.

Food, beverage and merchandise income increased approximately $8.5 million, or 279.8%, during the three months ended August 31, 1999 as compared to the three months ended August 31, 1998. This increase was attributable to the timing of the Pepsi 400 at Daytona, the merchandising activities of certain subsidiaries acquired from PMI, which included sales of Goodyear brand racing tires, and fees paid by third party vendors related to souvenir, concessions and catering operations for Michigan's NASCAR events.

Food, beverage and merchandise income increased approximately $11.2 million, or 60.3%, for the nine months ended August 31, 1999 as compared to the nine months ended August 31, 1998. The majority of the increase related to the increases discussed above during the three months ended August 31,1999, with the remaining increase primarily attributable to increased catering revenues from expanded luxury suite and hospitality facilities at Daytona's Speedweeks events, and, to a lesser extent, increased attendance and seating capacity for NASCAR events conducted at the Company's other facilities.

Prize and point fund monies and NASCAR sanction fees increased by approximately $6.4 million, or 260.3%, and $8.5 million, or 43.2%, for the three months and nine months ended August 31, 1999, respectively, as compared to the same periods of the prior year, primarily as a result of the timing of the Pepsi 400 at Daytona and Michigan's NASCAR events. Over three-quarters of the increase for both the three months and nine months ended August 31,1999 was due to increased prize and point fund monies paid by NASCAR to participants in NASCAR events. Growth in television broadcast rights fees contributed significantly to these increases as standard NASCAR sanctioning agreements require that a specified percentage of broadcast rights fees be paid as part of prize money.

Motorsports related expenses increased approximately $5.5 million, or 101.1%, and $10.3 million, or 46.7%, for the three months and nine months ended August 31, 1999, respectively, as compared to the same periods of the prior year. The increase during the three months ended August 31, 1999, was primarily related to the timing of operating expenses for the Pepsi 400 at Daytona and Michigan's NASCAR events. The increases during the three months ended August 31,1999 accounted for over one-half of the increase during the nine months ended August 31,1999. The remaining increase was primarily attributable to personnel costs, hospitality services and supplies and a variety of other fan amenities and operating expenses for Daytona's Speedweeks events and, to a lesser extent, events conducted at the Company's other facilities.

Food, beverage and merchandise expenses increased approximately $4.3 million, or 189.8%, and $5.6 million, or 53.9%, for the three months and nine months ended August 31, 1999, respectively, as compared to the same periods of the prior year primarily due to increased product and personnel costs associated with increased revenues. The increases are primarily attributable to costs associated with the sale of Goodyear brand racing tires and the timing of costs associated with the Pepsi 400 at Daytona.

General and administrative expenses increased approximately $7.6 million, or 84.1%, and $10.4 million, or 39.6%, for the three and nine months ended August 31, 1999 as compared to the same periods of the prior year. During the three months ended August 31,1999, the Company recorded a charge of approximately $2.8 million related to the cash portion of a proposed settlement in the Americrown souvenir litigation (See "Legal Proceedings"). The increase for the three months ended August 31, 1999, as compared to the three months ended August 31, 1998, is primarily related to the charge for the proposed settlement, general and administrative expenses associated with the operations acquired from PMI and the consolidation of Miami and, to a lesser extent, increases in personnel and a variety of other general and administrative expenses. Over one-half of the increase for the nine months ended August 31, 1999, compared to the nine months ended August 31,1998, was related to the proposed settlement and the acquired operations noted above. The remaining increase in expenses was primarily attributable to personnel costs and a variety of other expenses, as well as a bad debt reserve primarily related to a single customer incurred during the first quarter of fiscal 1999.

Depreciation and amortization expense increased approximately $3.1 million, or 93.6%, and $4.3 million, or 45.3%, for the three months and nine months ended August 31, 1999, respectively, as compared to the same periods of the prior year. The depreciation of assets acquired and amortization of goodwill recorded as a result of the PMI merger accounted for approximately three-quarters and one-half of the increase for the three months and nine months ended August 31, 1999, respectively. The remaining increase was a result of the ongoing expansion of the Company's facilities.

Interest income for the three months and nine months ended August 31, 1999, increased by approximately $600,000 and $4.3 million, respectively, as compared to the same periods of the prior year. This increase was primarily due to the investment of the remaining proceeds of the July 1998 Class A Common Stock Offering, including the Company's investments restricted to the funding of the speedway in Kansas, and investment of the proceeds from the sale of taxable special obligation revenue ("TIF") bonds issued in January 1999 by the Unified Government of Wyandotte County/Kansas City, Kansas ("Unified Government"), to partially fund the Kansas project (See "Future Liquidity").

Interest expense for the three months and nine months ended August 31, 1999, increased by approximately $1.5 million and $2.0 million, respectively, as compared to the same periods of the prior year. Interest expense in fiscal 1999 consists primarily of the interest on $176 million borrowed under the Company's new $300 million five-year revolving Credit Facility (See "Acquisition" and "Future Liquidity"), incurred during the three months ended August 31,1999, and interest expense on the TIF bond debt service funding commitment, net of capitalized interest. Interest expense in fiscal 1998 was primarily related to the note payable associated with the acquisition of Phoenix.

Equity in net income (loss) from equity investments represents the Company's pro rata share of the current income and losses from its equity investments and the amortization of the Company's investment in excess of its share of the investee's underlying net assets. During the three months and nine months ended August 31, 1999, this included the Company's approximately 12% indirect investment in PMI and its 45% investment in Miami through July 26, 1999, and its 50% investment in Motorsports Alliance, LLC, which is pursuing development of a major motorsports facility in the Chicago area (See "Future Liquidity"). For the three months and nine months ended August 31, 1998, this included the Company's approximately 11% indirect investment in PMI, its 40% investment in Miami, which increased to 45% in March of 1998, and its 7% investment in Grand Prix Association of Long Beach ("Long Beach"), which was sold in March of 1998.

In March of 1998 the Company recorded an approximately $1.2 million gain on the sale of its equity investment in Long Beach. The Company sold its investment in conjunction with Dover Downs Entertainment, Inc.'s announced plans to merge with Long Beach. The after tax impact of this transaction was approximately $850,000.

Income taxes increased $8.0 million and $12.1 million for the three months and nine months ended August 31, 1999, respectively. The Company's effective tax rate has, and is expected to continue to, increase compared to its historical levels primarily due to the amortization of non-deductible goodwill created in the PMI merger.

As a result of the foregoing, the Company's net income increased approximately $11.6 million, or 595.6%, and $18.2 million, or 74.9%, for the three months and nine months ended August 31, 1999 as compared to the same periods in the prior year.

Liquidity and Capital Resources

General

The Company has historically generated sufficient cash flow from operations to fund its working capital needs and capital expenditures at existing facilities, as well as to pay an annual cash dividend. In addition, the Company has used the proceeds from offerings of its Class A Common Stock and, most recently, borrowings available under its Credit Facility to fund development projects and acquisitions. The Company had borrowings of $176 million on its new $300 million Credit Facility and a working capital deficit of $43.0 million at August 31, 1999, compared to working capital of $27.5 million at November 30, 1998, primarily due to the acquisition of the approximately 88% interest the Company did not already own in PMI. See "Acquisition" and "Future Liquidity".

Cash Flows

Net cash provided by operating activities was approximately $68.6 million for the nine months ended August 31, 1999, compared to $56.3 million for the nine months ended August 31, 1998. The difference between the Company's net income of $42.4 million and the $68.6 million of operating cash flow was primarily attributable to depreciation and amortization of $13.9 million, an increase in deferred revenue of $12.4 million, and an increase in deferred income taxes of $5.1 million, partially offset by an increase in accounts receivable of $6.0 million.

Net cash used in investing activities was $209.8 million for the nine months ended August 31, 1999, compared to $17.1 million for the nine months ended August 31, 1998. The Company's use of cash for investing activities reflects $134.3 million for the cash portion of the purchase price of PMI, $75.4 million in capital expenditures, the $42.7 million net increase in restricted investments for the project in Kansas and $11.0 million for the Company's investment year to date in the Chicago project, partially offset by the net proceeds from the sale of short-term investments of $53.9 million. See "Capital Expenditures".

Net cash provided by financing activities of $161.6 million for the nine months ended August 31, 1999, compared to $102.1 million for the nine months ended August 31, 1998, is related primarily to net proceeds from borrowings under the Company's new $300 million five-year revolving Credit Facility (See "Acquisition") and the issuance of the TIF bonds, partially offset by the payment of a portion of the long-term debt acquired in the PMI merger transaction.




Capital Expenditures

Capital expenditures totaled approximately $75.4 million for the nine months ended August 31, 1999 as compared to $37.7 million for the nine months ended August 31, 1998. Almost two-thirds of these expenditures were related to expenditures at the Company's existing facilities, including increased seating capacity at Daytona, Talladega, Phoenix, Darlington, Michigan and Miami, land purchased for expansion of parking capacity and a variety of other improvements to the Company's facilities. The remaining capital expenditures were primarily related to the construction of the speedway in Kansas.

The Company expects to make approximately $66 million of additional capital expenditures for approved projects at existing facilities within the next 24 months to increase grandstand seating capacity, acquire land for expansion of parking capacity, construct luxury suites and for a variety of additional improvements to the Company's motorsports facilities. The Company also expects to spend an additional $10.1 million for 36 additional luxury suites at the Kansas speedway, which is currently under construction. The balance of the Company's capital expenditures related to the construction of the Kansas facility will be funded from restricted investments, as discussed below.

Acquisition

On July 26, 1999, the Company, 88 Corp.(a merger subsidiary wholly-owned by the Company), and PMI consummated an Agreement and Plan of Merger. Pursuant to the PMI Merger Agreement, PMI merged into 88 Corp. ("the PMI Merger") and became a wholly-owned subsidiary of the Company.

In connection with and immediately preceding the PMI Merger, the Company, Penske Performance, Inc., Penske Corporation, (the sole shareholder of Penske Performance, Inc.), and PSH Corp., (which owned approximately 56% of the issued and outstanding shares of PMI), consummated a separate Agreement and Plan of Merger which resulted in the merger of PSH Corp. into the Company.

Pursuant to the Merger Agreements, the Company acquired the approximately 88%, or 12.2 million outstanding common shares, of PMI stock that it did not already own for approximately $129.8 million and 10,029,861 shares of the Company's Class A Common Stock. Transaction costs, net of cash acquired in the transaction, totaled approximately $4.5 million. The total cash and stock consideration issued in the transaction was approximately $611.1 million.

The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations of the former PMI, as well as Miami, have been included in the Company's consolidated statements of income since the date of acquisition.

The transaction purchase price has been allocated to the assets and liabilities of PMI and Miami based upon preliminary estimates of their fair market value. Management does not believe the final valuation will differ materially from the preliminary valuation. The excess of the purchase price over the fair value of the net assets acquired of approximately $105.9, has been allocated, based upon the preliminary valuation, as goodwill of approximately $508.8 million and assembled workforce of approximately $900,000 amortized on a straight line basis over 40 years and five years, respectively. The amount amortized during the three months and six months ended August 31, 1999 was approximately $1.1 million.

The Company financed a portion of the Mergers and refinanced PMI's outstanding indebtedness through a new $300 million fully-underwritten five-year revolving Credit Facility ("Credit Facility") syndicated to a select group of lenders. This Credit Facility replaced the Company's existing $100 million facility. Borrowings under the Credit Facility bear interest at the applicable LIBOR rate plus 50-100 basis points depending on certain financial criteria. At August 31, 1999, the Company's outstanding borrowings on this Credit Facility were $176 million. In addition, at August 31, 1999, the Company had a $20 million Credit Facility, with outstanding borrowings of $4.5 million, and a $30 million term loan outstanding which are both collateralized by the assets of the Company's Miami subsidiary.

Future Liquidity

On October 6, 1999, the Company sold $225 million principal amount of Senior Notes due 2004 in a private placement. The unsecured Senior Notes will bear interest at 7.875%. The Company used approximately $176 million of the net proceeds from the transaction to repay the outstanding borrowings under the Credit Facility. The Company intends to use the remaining net proceeds of approximately $47 million to partially fund the completion of certain additions and improvements to Company's motorsports facilities and for working capital and other general corporate purposes. Pending such uses, the Company intends to invest the remaining proceeds in money market funds or other interest-bearing obligations. Pursuant to the Credit Facility agreement, the size of the Credit Facility automatically reduces from $300 million to $200 million upon the Company's receipt of the proceeds from the private placement.

During the first quarter of 1999, the financing for the first phase of the development of the Kansas facility, which is currently estimated to cost in excess of $224 million, was substantially completed. In January 1999, the Unified Government issued approximately $71.3 million in TIF bonds and approximately $24.3 million in sales tax special obligation revenue ("STAR") bonds. The STAR bonds are retired with state and local taxes generated within the project's boundaries, and are not an obligation of the Company. The TIF bonds will be serviced through payments by the Unified Government escalating from an annual rate of approximately $4.8 million to $7.7 million, including interest at 6.15% to 6.75%, which are funded by payments made by the Company to the Unified Government in lieu of property taxes. In addition, the Company has committed equity of approximately $77.9 million of which $24.4 was funded during fiscal 1998, with the remaining $53.5 million funded in the first quarter of fiscal 1999. The net TIF and STAR bond proceeds and the Company's equity contribution were deposited into trustee administered accounts for the benefit of the construction of the Kansas facility which will be owned and operated by the Company. At August 31, 1999, the Company's $96.2 million of restricted investments includes the funds remaining from the Company's equity contribution and the TIF bond proceeds.

On May 5, 1999, the Motorsports Alliance, LLC ("MSA") (owned 50% by the Company and 50% by Indianapolis Motor Speedway) and the owners of Route 66 Raceway, LLC, formed a new company, Raceway Associates, LLC, ("Raceway Associates") which is owned 75% by MSA and 25% by the former owners of the Route 66 Raceway. As a result of this transaction, Raceway Associates owns the 240 acre Route 66 Raceway motorsports complex located in Joliet, Illinois, approximately 35 miles from downtown Chicago. Raceway Associates has also purchased 930 acres adjacent to the existing Route 66 complex for the proposed construction of a 1.5 mile oval motor speedway, which will initially accommodate approximately 75,000 spectators. The current estimate for the proposed new superspeedway development is $125 to $130 million, $100 million of which will be financed through equity of approximately $50 million from MSA and a borrowing of approximately $50 million by Raceway Associates. The members of MSA will guarantee up to $50 million in borrowings of Raceway Associates on a pro rata basis until such time as the operations of Raceway Associates meet certain financial criteria.
Raceway Associates is currently working with local government authorities to identify potential funding mechanisms to fund anticipated project costs in excess of $100 million. In addition, the Company (through MSA) may commit additional equity to fund a portion of these additional project costs. During the nine months ended August 31, 1999, the Company contributed approximately $11 million to MSA, approximately $9 million of which has been applied towards the Company's portion of the capital commitment for the acquisition of land and development of the new facility.

The Company believes that cash flow from operations, along with existing cash and short-term investment balances, proceeds from the Senior Notes and available borrowings under the Company's Credit Facilities, will be sufficient to fund i) operations and approved capital projects at existing facilities for the foreseeable future, ii) payments required in connection with the funding of the Unified Government's debt service requirements related to the TIF bonds described above prior to commencement of racing at the Speedway in Kansas, iii) payments related to other currently existing debt service requirements, and iv) the Company's expected equity funding requirements for the Chicago project. The Company intends to pursue further developments and/or acquisition opportunities (including the possible development of new motorsports facilities in Denver and the New York metropolitan area) the timing, size and success as well as associated potential capital commitments of which are unpredictable. Accordingly, a material acceleration in our growth strategy could require the Company to obtain additional capital through debt and/or equity financings. Although there can be no assurance, the Company believes that adequate debt or equity financing will be available on satisfactory terms.

Inflation

Management does not believe that inflation has had a material impact on operating costs and earnings of the Company.

Impact of the Year 2000

The Year 2000 issue is the result of computer programs and other business systems being written using two digits rather than four to represent the year. Many of our time sensitive applications and business systems and those of our business partners may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system failure or disruption of operations. The Year 2000 problem will impact us and our business partners.

An assessment of our Year 2000 exposure related to our information technology systems has been made and the plans to resolve the related issues are being implemented. Most of our major information technology systems have already been updated or replaced with applications that are Year 2000 compliant in the normal course of business. We believe we will be able to achieve Year 2000 readiness with regard to the remainder of our information technology systems during the fourth quarter of fiscal 1999.

We suspect that some of our non-information technology systems, such as elevators, heating and air-conditioning systems, etc., with date sensitive software and embedded microprocessors may be affected by the Year 2000 issue, and evaluation of such systems is approaching completion. Current estimates of the costs of correcting or replacing critical non-information technology systems indicate that these costs will not be material to us.

We have also developed and implemented a plan of communication with significant business partners in an attempt to identify and minimize disruptions to our operations resulting from the Year 2000 issue. There can be no certainty that the computer programs and business systems of third parties on which we rely will not have an adverse effect on our operation . However, because of the nature of our business, we believe at this time that a failure of our vendors, sponsors or customers to resolve issues involving the Year 2000 problem will not be material to us.

We anticipate completing substantially all of our Year 2000 preparation during fiscal 1999. In the event we fall behind on our timetable for achieving Year 2000 compliance, we will need to focus additional internal resources on completing critical projects and implementing contingency plans. We at this time believe that we will satisfactorily resolve all significant Year 2000 problems. Current estimates of costs to correct the identified potential problems related to the Year 2000 indicate that these costs will not exceed $600,000. Estimates of Year 2000 related costs are based on numerous assumptions, including the continued availability of certain resources, the ability to correct all relevant information and non-information technology systems and third party modification plans. There is no assurance that the estimates will be achieved and actual costs could differ materially from those anticipated.

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




Our Inability to Integrate Successfully the Operations of Penske Motorsports with Our Business Could Negatively Impact Us.

There can be no assurance that we will integrate successfully the operations of Penske Motorsports with our business. The full benefits of our business combination with Penske Motorsports will require the integration of administrative, finance, sales and marketing organizations, and the implementation of appropriate operational, financial, and management systems and controls. The integration of different businesses is a detailed and time-consuming process and we have no experience in integrating an acquisition on the scale of the Penske Acquisition. Our inability to achieve expected cost savings and synergies or to otherwise integrate successfully the operations of Penske Motorsports could have a material adverse effect on us. The Penske acquisition involves other special risks, including:

            diversion of management attention;
            the incurrence of significant non-recurring expenses related to the transaction;
            difficulties in improving the operations, technologies and services of Penske Motorsports; and
            the risk of entering into markets or services where we have limited direct prior experience.

Our Success Depends on Our Relationship with NASCAR and CART.

Our success has been and will remain dependent on maintaining a good working relationship with NASCAR, the sanctioning body for NASCAR's Winston Cup Series, Busch Grand National Series and Craftsman Truck Series, and CART, the sanctioning body for the FedEx Championship Series. For the 1999 racing season, we have sanctioning agreements to promote and market:

            16 NASCAR Winston Cup Series events;
            12 NASCAR Busch Grand National Series events;
            6 NASCAR Craftsman Truck Series events; and
            4 CART FedEx Championship Series events.

Neither NASCAR nor CART is required to continue to enter into, renew or extend sanctioning agreements with us to promote any existing event. Moreover, although our general growth strategy includes the possible development and/or acquisition of additional motorsports facilities, it cannot be assured that any sanctioning body, including NASCAR or CART, will enter into sanctioning agreements with us to promote races at our new facilities. Failure to obtain a sanctioning agreement for a major NASCAR or CART event could negatively affect us. Similarly, neither NASCAR nor CART is obligated to modify their race schedules to allow us to more efficiently schedule our races. In addition, by sanctioning an event, neither NASCAR nor CART warrants, either expressly or by implication, nor are they responsible for, the financial or other success of the sanctioned event or the number or identity of vehicles or competitors participating in the event.

We Are Dependent on Key Personnel

Our continued success will depend upon the availability and performance of our senior management team, particularly William C. France, the Company's Chairman of the Board and Chief Executive Officer, James C. France, its President and Chief Operating Officer, and Lesa D. Kennedy, its Executive Vice President (collectively the "France Family Executives"), each of whom possesses unique and extensive industry knowledge and experience. While we believe that our senior management team has significant depth, the loss of any of our key personnel or our inability to attract and retain key employees in the future could have a material adverse effect on the Company's operations and business plans.

Uncertain Prospects of New Motorsports Facilities

Our growth strategy includes the potential acquisition and/or development of new motorsports facilities, including the proposed Kansas International Speedway, the proposed motorsports facility near Chicago, Illinois. and the possible development of a motorsports facility near New York City. Our ability to implement successfully this element of our growth strategy will depend on a number of factors, including
(i) our ability to obtain one or more additional sanctioning agreements to promote NASCAR Winston Cup, NASCAR Busch Series - Grand National Division or other major events at these new facilities, (ii) the cooperation of local government officials, (iii) our capital resources, (iv) our ability to control construction and operating costs, and (v) our ability to hire and retain qualified personnel. Our inability to implement our expansion plans for any reason could adversely affect our business prospects. In addition, expenses associated with developing, constructing and opening a new facility may have a negative effect on our financial condition and results of operations in one or more future reporting periods. The cost of any such transaction will depend on a number of factors, including the facility's location, the extent of our ownership interest and the degree of any municipal or other public support. Moreover, although we believe that we will be able to obtain financing to fund the acquisition, development and/or construction of additional motorsports facilities should we implement this element of our growth strategy, there can be no assurance that adequate debt or equity financing will be available on satisfactory terms.

Government Regulation May Adversely Affect the Availability of Sponsorships and Advertising.

The motorsports industry generates significant recurring revenue from the promotion, sponsorship and advertising of various companies and their products. Actual or proposed government regulation can negatively impact the availability to the motorsports industry of this promotion, sponsorship and advertising revenue. Advertising by the tobacco and alcoholic beverage industries is generally subject to greater governmental regulation than advertising by other sponsors of our events. In the past few years there have been several unsuccessful governmental attempts to impose restrictions on the advertising and promotion of cigarettes and smokeless tobacco, including sponsorship of motorsports activities. If successfully implemented, these regulatory efforts would have prohibited the present practice of tobacco brand name sponsorship of, or identification with, motorsports events, entries and teams. At this point, the ultimate outcome of these or future government regulatory and legislative efforts to regulate the advertising and promotion of cigarettes and smokeless tobacco is uncertain and the impact, if any, on the motorsports industry or us is unclear. Major United States companies in the tobacco industry have entered into various agreements with the Attorneys General of all 50 states to settle certain state-initiated litigation against the tobacco industry. These settlement agreements will, among other things, place limits upon the sponsorship of motorsports activities by the tobacco industry. The actual impact of these settlement agreements upon us has not yet been determined. We are not aware of any proposed governmental regulation which would materially limit the availability to motorsports of promotion, sponsorship or advertising revenue from the alcoholic beverage industry. The combined advertising and sponsorship revenue from the tobacco and alcoholic beverage industries accounted for less than 2% of our pro forma fiscal 1998 revenues. In addition, the tobacco and alcoholic beverage industries provide financial support to the motorsports industry through, among other things, their purchase of advertising time, their sponsorship of racing teams and their sponsorship of racing series such as NASCAR's Winston Cup and Busch Grand National Series.

Legal Proceedings

We are parties to certain legal proceedings as described in "Part II - Other
Information".   We are presently unable to predict or quantify the outcome of these matters. But, there can be no assurance the defense of the suits, or a possible adverse resolution, will not require material expenditures.

Certain of Our Senior Executives May Have Potential Conflicts of Interest.

William C. France and James C. France own NASCAR, and each of them, as well as our General Counsel, spend part of their time on NASCAR's business. Similarly, Gregory W. Penske, our new Senior Vice President - Western Operations, will not devote all his time to our affairs. Each of these individuals spends substantial time on our business and all of our other executive officers are available to us on a substantially full-time basis. In addition, we strive to ensure, and our management believes, that the terms of our transactions with NASCAR are no less favorable to us than those which could be obtained in arms-length negotiations. Nevertheless, certain potential conflicts of interest between us and NASCAR exist with respect to, among other things:

            the terms of any sanctioning agreements that may be awarded to us by NASCAR;
            the amount of time devoted by the employees mentioned above and certain other of our employees to NASCAR's affairs; and
            the amounts charged or paid to NASCAR for office rental, transportation costs, shared executives, administrative expenses and similar items.

We Operate in a Highly Competitive Environment.

As an entertainment company, our racing events face competition from other spectator-oriented sporting events and other leisure, entertainment and recreational activities, including professional football, basketball and
baseball.   As a result, our revenues will be affected by the general popularity of motorsports, the availability of alternative forms of recreation and changing consumer preferences. Management believes that the primary elements of competition in attracting motorsports spectators and corporate sponsors to a racing event and facility are the type and caliber of promoted racing events, facility location, sight lines, pricing and customer conveniences that contribute to a total entertainment experience. Many sports and entertainment businesses have resources that exceed ours.

Impact of Consumer Spending on Results

The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, business conditions, interest rates and taxation. These factors can impact both attendance at our events and the financial results of the motorsports industry's principal sponsors. There can be no assurance that consumer spending will not be adversely affected by economic conditions, thereby impacting our growth, revenue and profitability.

Bad Weather Could Adversely Affect Us.

We promote outdoor motorsports events. Weather conditions affect sales of, among other things, tickets, food, drinks and souvenirs at these events. Poor weather conditions could have a material negative effect on us.

We May Be Held Liable for Personal Injuries.

Motorsports can be dangerous to participants and to spectators. We maintain insurance policies that provide coverage within limits that we believe should generally be sufficient to protect us from a large financial loss due to liability for personal injuries sustained by persons on our property in the ordinary course of our business. There can be no assurance, however, that the insurance will be adequate or available at all times and in all circumstances. Our financial condition and results of operations could be negatively affected to the extent claims and expenses in connection with these injuries are greater than the amount of money that can be recovered from insurance.

We Are Subject to Environmental and Land Use Laws.

We believe that our operations are in substantial compliance with all applicable federal, state and local environmental laws and regulations. Nonetheless, if damage to persons or property or contamination of the environment is determined to have been caused or exacerbated by the conduct of our business or by pollutants, substances, contaminants or wastes used, generated or disposed of by us, we may be held liable for such damage and may be required to pay the cost of investigation and/or remediation of such contamination or any related damage. The amount of such liability as to which we are self-insured could be material. State and local laws relating to the protection of the environment can also include noise abatement laws that may be applicable to our racing events. Changes in the provisions or application of federal, state or local environmental laws, regulations or requirements, or the discovery of theretofore unknown conditions, could also require additional material expenditures by us.

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

Additionally, the Company maintains significant certificates of deposit with one financial institution. The Company believes that it is not exposed to any significant credit risk on its certificates of deposit due to the strength of the financial institution and the short term nature of the certificates of deposit.

In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas ("Unified Government") issued approximately $71.3 million in taxable special obligation revenue ("TIF") bonds in connection with the financing of the construction of the speedway in Kansas. The TIF bonds are serviced through payments by the Unified Government, which are funded through payments made by the Company to the Unified Government in lieu of property taxes. The TIF bonds are comprised of a $21.6 million, fixed rate (6.15%) term bond due December 1, 2017 and a $49.7 million fixed rate (6.75%) term bond due December 1, 2027. The proceeds from the TIF bonds, along with the Company's equity commitment to the Kansas City track were deposited in a trust account and are classified as restricted investments on the Company's balance sheet. The trust account has invested the funds in a guaranteed investment contract earning an interest rate of approximately 4.75%.

The Company is exposed to market risks related to fluctuations in interest rates on its variable rate debt, which consists of borrowings of $210.5 million at August 31, 1999 under the Company's $300.0 million and $20.0 million Credit Facilities and term debt. The Company utilizes an interest swap agreement covering the $20.0 million Credit Facility and the $30.0 million term loan to fix the interest rate through the remainder of the agreement.

Generally, fixed rate debt changes in interest rates affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. The Company manages its interest exposure by using a combination of fixed and variable rate debt. The Company does not expect changes in interest rates to have a material effect on the Company's results of operations or cash flows, although there can be no assurances that interest rates will not significantly change.

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

Souvenir Litigation

As described below, the Company and certain subsidiaries are parties to legal proceedings alleging price-fixing activities in connection with the sale of souvenirs and merchandise. These matters are collectively referred to as the Souvenir Litigation. While we dispute the allegations, neither the cost of defending the suits nor the potential damages or other remedies for which we might be liable is insured.

The Company's indirect corporate subsidiary, Americrown Service Corporation ("Americrown"), is the sole defendant in a class action proceeding in the Circuit Court of Talladega County, Alabama which was filed in October 1996. A class consisting of persons who purchased racing souvenirs at Talladega Superspeedway since September 1992 was certified by the court on July 30, 1998. The suit seeks to recover at least $500 for each member of the class but does not otherwise seek to recover compensatory or punitive damages or statutory attorneys' fees. Americrown has moved for reconsideration of the class certification decision. Americrown has disputed the allegations and has defended the action fully and vigorously.

In March 1997, two purported class action companion lawsuits were filed in the United States District Court, Northern District of Georgia, against the Company, Americrown, and a number of other persons (including Motorsports International Corporation, previously a subsidiary of Pe nske Motorsports, Inc. which was acquired by the Company in the Penske Mergers). Both suits sought damages and injunctive relief on behalf of all persons who purchased souvenirs or merchandise from certain vendors at any NASCAR Winston Cup race or supporting event in the United States during the period 1991 to present. The two suits have been consolidated and class certification has not yet been decided by the court. Discovery has been concluded. The Company and Americrown have disputed the allegations and have defended the actions fully and vigorously.

Recently Americrown, Motorsports International and the Company have entered into Confidential Memoranda of Understanding ("MOU") to completely settle the Souvenir Litigation, without any admission of wrongdoing on their part. Under the terms of the MOU (which have been filed under seal with the respective courts) the Company, Americrown and Motorsports International have agreed to pay approximately $4.6 million in cash and to distribute souvenir merchandise discount coupons to settle with classes which would encompass all purchasers of souvenirs and merchandise at NASCAR Winston Cup events during the period from January 1, 1991 to the present. The parties are in the process of attempting to agree on the terms of formal Settlement Agreements, including the terms of the coupon program. Such Settlement Agreements will then be subject to review and approval by both the state and federal courts. If the Settlement Agreements are not successfully finalized, the Company, Americrown and Motorsports International intend to resume the vigorous defense of the actions.

The financial statements for the 1999 third quarter include an accrual of approximately $2.8 million representing Americrown's cash portion of the proposed Souvenir Litigation settlement. The remaining $1.8 million is attributable to Motorsports International and was recorded as a part of the merger purchase price. The effects of the discount coupon program will be recognized in future periods as coupons are redeemed.

North Carolina Speedway Dissenters' Action

In connection with Penske Motorsports' acquisition of North Carolina Speedway in 1997, certain of the North Carolina Speedway stockholders (constituting more than 5% of the North Carolina Speedway shares outstanding prior to the acquisition) exercised their right under North Carolina law to dissent to the price paid for the common stock of North Carolina Speedway. These dissenting shareholders were paid $16.77 per share. These dissenters have requested $55.00 per share and have sued Penske Motorsports, Penske Acquisition, Inc. and North Carolina Speedway in North Carolina Superior Court, Mecklenburg County, North Carolina. Under Penske Motorsports' agreement with Mrs. DeWitt (the former majority stockholder of North Carolina Speedway), if a dissenting stockholder, which represents more than five percent of the North Carolina Speedway stock, receives more consideration in a dissenters' action than Penske Motorsports paid in connection with the acquisition of North Carolina Speedway, all stockholders of North Carolina Speedway at the time of the acquisition, other than Penske Motorsports and its affiliates, would receive a per share amount equal to the award in dissenter's court less the per share amount paid in the acquisition ($19.61 per share to stockholders other than the dissenting shareholders). Because Penske Motorsports acquired Mrs. DeWitt's shares prior to the completion of this acquisition, Mrs. DeWitt would not be entitled to receive additional consideration for her shares. A negative decision with respect to the dissenters' proceeding could materially increase the purchase price paid for North Carolina Speedway by Penske Motorsports, which we would have to pay.

Management is presently unable to further predict or quantify the outcome of these matters

Item 4.  Submission of Matters to a Vote of Security Holders

At a special meeting of stockholders on July 26, 1999 the shareholders approved:

       1. The issuance of up to 7,755,000 shares of International Speedway Class A common stock in the merger of Penske Motorsports with and into 88 Corp., a wholly owned subsidiary of International Speedway. The number of votes cast for this proposal were 26,940,700.
      The number of votes cast against this proposal were 132,614.
      The number of votes which abstained on this proposal were 34,141.

       2. The issuance of up to 5,260,000 shares of International Speedway Class A common stock in the merger of PSH Corp., the owner of approximately 56% of Penske Motorsports, with and into International Speedway.
      The number of votes cast for this proposal were 26,946,767.
      The number of votes cast against this proposal were 127,153.
      The number of votes which abstained on this proposal were 33,535.

       3. An amendment to the International Speedway Amended and Restated Articles of Incorporation to permit the International Speedway Board to determine from time to time the number of directors who will serve on the board.
      The number of votes cast for this proposal were 26,850,291.
      The number of votes cast against this proposal were 195,981.
      The number of votes which abstained on this proposal were 64,933.


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit
Number     Description of Exhibit                       Filing Status

1.  (4)(v) $300,000,000 Credit Agreement (as amended)   filed herewith
2.  (4)(v) Indenture - $225,000,000 Senior Notes        filed herewith
3.  (27)    Article 5 Fin. Data Schedule for 3rd Qtr 10-Q   filed herewith

      (b)   Reports on Form 8-K

 On June 2, 1999 the Company filed a report on Form 8-K which reported under Item 5. that the Company had received notification of early termination of the Hart-Scott-Rodino Act waiting period in connection with the Penske Mergers effective June 1, 1999.

 On July 1, 1999 the Company filed a report on Form 8-K which reported under Item 5. the Company's announcement of a definitive commitment to finance the merger with Penske Motorsports, Inc., through a $300 million fully-underwritten five-year revolving credit facility.

 On July 6, 1999 the Company filed a report on Form 8-K which reported under Item 5. the issuance of an earnings release for the second quarter and six months ended May 31, 1999.

 On July 26, 1999 the Company filed a report on Form 8-K which reported under Item 2. the closing of the Penske Mergers and the acquisition of the Penske Motorsports assets. This 8-K included the following financial statements:

Audited Year End Financial Statements of PMI (acquired business):

Consolidated Balance Sheets
 December 31, 1998 and 1999

Consolidated Statements of Income
 Years ended December 31, 1996, 1997 and 1998

Consolidated Statements of Shareholders' Equity
 Years ended December 31, 1996, 1997 and 1998

Consolidated Statements of Cash Flows
 Years ended December 31, 1996, 1997 and 1998

  Notes to Consolidated Financial Statements

Interim Financial Statements of PMI  (acquired business):

Consolidated Balance Sheets
 December 31, 1998 and March 31, 1999

Consolidated Statements of Income
 Three months ended March 31, 1998 and 1999

Consolidated Statements of Cash Flows
  Three months ended March 31, 1998 and 1999

 Notes to Consolidated Financial Statements


Unaudited Pro Forma Condensed Consolidated Financial Statements

Unaudited Pro Forma Condensed Consolidated Balance Sheet
 February 28, 1999

Unaudited Pro Forma Condensed Consolidated Statements of Income
 Three months ended February 28, 1999
 Year ended November 30, 1998

Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements

                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      INTERNATIONAL SPEEDWAY CORPORATION
                                                  (Registrant)


Date    October 15, 1999                 /s/ Susan G. Schandel
                                      _____________________________________
                                       Susan G. Schandel, Vice President &
                                         Chief Financial Officer