Form 10-K
period 1999-11-30
INTERNATIONAL SPEEDWAY CORP
filed 2000-02-28
CIK 51548

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549
(Mark One)
[x]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 1999
                                    OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 2000 was $1,342,375,015 based upon the last reported sale price of the Class A Common Stock on the NASDAQ National Market System on that date and the assumption that all directors and executive officers of the Company, and their families, are affiliates.
At January 31, 2000, there were outstanding:
        no shares of Common Stock, $.10 par value per share, 23,136,011 shares of Class A Common Stock, $.01 par value per share, and 29,965,142 shares of Class B Common Stock, $.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE. Certain of the exhibits listed in Part IV are incorporated by reference from the Joint Proxy Statement/Prospectus included in the Company's Registration Statement on Form S-4 File No. 333-81165 and the Company's Registration Statement filed on Form S-4 File No. 333-94085.

UNLESS OTHERWISE INDICATED OR THE CONTEXT OTHERWISE REQUIRES:

(I) ALL SHARE AND PER SHARE DATA FOR PERIODS PRIOR TO NOVEMBER 4, 1996 HAS BEEN RETROACTIVELY ADJUSTED TO GIVE EFFECT TO A RECAPITALIZATION AND RELATED 15-1 STOCK SPLIT WHICH BECAME EFFECTIVE ON NOVEMBER 4, 1996.

(II) A REFERENCE TO A "FISCAL" YEAR FOR PERIODS PRIOR TO AND INCLUDING AUGUST 31, 1996 MEANS THE TWELVE MONTHS ENDED AUGUST 31 OF SUCH YEAR AND FOR PERIODS SUBSEQUENT TO AUGUST 31, 1996 MEANS THE TWELVE MONTHS ENDED NOVEMBER 30 OF SUCH YEAR. THE COMPANY CHANGED ITS FISCAL YEAR EFFECTIVE DECEMBER 1, 1996.

(III) ALL INFORMATION CONTAINED IN THIS REPORT GIVES EFFECT TO THE ACQUISITION OF PENSKE MOTORSPORTS, INC. ("PMI"), CONSUMMATED ON JULY 26, 1999 (THE "PMI ACQUISITION"). AND

(IV) ALL REFERENCES TO THE "COMPANY" OR "INTERNATIONAL SPEEDWAY" INTERNATIONAL SPEEDWAY CORPORATION AND CONSOLIDATED SUBSIDIARIES AFTER GIVING EFFECT TO THE PMI ACQUISITION.

                                  PART I
ITEM 1.  BUSINESS

GENERAL

     International Speedway Corporation, a leading promoter of motorsports activities in the United States, at November 30, 1999, owned and/or operated ten of the nation's premier motorsports facilities:
     -- Daytona International Speedway in Florida;
     -- Michigan Speedway in Michigan;
     -- Talladega Superspeedway in Alabama;
     -- California Speedway in California;
     -- Phoenix International Raceway in Arizona;
     -- North Carolina Speedway in North Carolina;
     -- Darlington Raceway in South Carolina;
     -- Homestead-Miami Speedway in Florida;
     -- Nazareth Speedway in Pennsylvania; and
     -- Watkins Glen International road course facility in upstate New York.

     In 1999 motorsports facilities now owned by the Company (including Richmond International Raceway - see Recent Developments below) promoted well over 100 stock car, sports car, truck, motorcycle and other racing events, including:
     -- 18 NASCAR Winston Cup Series events;
     -- 14 NASCAR Busch Series, Grand National Division ("Busch Grand National
        Series") events;
     -- 7 NASCAR Craftsman Truck Series events;
     -- 4 CART FedEx Championship Series events;
     -- the premier sports car endurance event in the United States (the Rolex
        24 at Daytona); and
     -- a number of prestigious motorcycle races.

     In addition to events sanctioned by NASCAR, in fiscal 1999 the Company promoted other stock car, sports car, motorcycle and go-kart racing events sanctioned by Championship Auto Racing Teams, Inc. ("CART"), the United States Road Racing Championship ("USRRC"), the Automobile Racing Club of America ("ARCA"), the Indy Racing League ("IRL"), the United States Auto Club ("USAC"), the Sports Car Club of America ("SCCA"), the American Motorcyclist Association ("AMA"), the World Karting Association ("WKA"), the Championship Cup Series ("CCS"), the American Historic Racing Motorcycle Association ("AHRMA"), Historic Sportscar Racing ("HSR"), and the Sportscar Vintage Racing Association ("SVRA").

     The Company's operations consist principally of racing events at the Company's ten premier motorsports facilities, which generate revenue primarily through sales of admissions to racing events, television broadcast rights fees, sponsorship fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating), royalties from licenses of trademarks and provides catering, souvenir and food concession services at
certain facilities.   The Company also distributes and sells Goodyear brand
racing tires, owns and operates MRN Radio and the DAYTONA USA entertainment complex and produces and markets collectibles and other motorsports merchandise.

THE PMI ACQUISITION

     On July 26, 1999, the Company consummated the PMI Acquisition, in which the Company acquired the approximately 88% of PMI it did not already own for approximately $129.8 million in cash and approximately 10.0 million shares of the Company's Class A Common Stock. PMI, a leading promoter and marketer of professional motorsports in the United States, owned and operated Michigan Speedway, California Speedway, North Carolina Speedway and Nazareth Speedway. Other motorsports interests included a 45% interest in the Homestead-Miami Speedway near Miami, Florida. Through its subsidiaries, PMI also produced and marketed motorsports-related merchandise, including apparel, souvenirs and collectibles, and distributed and sold Goodyear brand racing tires in the midwestern and southern regions of the United States. In connection with the PMI Acquisition, the Company obtained a new $300 million senior credit facility ("Credit Facility") to finance a portion of the PMI Acquisition and refinance PMI's debt. On October 6, 1999 the Company sold $225 million principal amount of Senior Notes due 2004 in a private placement. The unsecured Senior Notes bear interest at 7.875%. The Company used approximately $176 million of the net proceeds from the Senior Notes transaction to repay the outstanding borrowings under the Credit Facility, which were related to a portion of the cash consideration paid in the PMI Acquisition. Pursuant to the Credit Facility agreement, the size of the Credit Facility was automatically reduced from $300 million to $200 million upon the Company's receipt of the proceeds from the Senior Notes private placement. In December 1999, the Company increased the maximum availability under its Credit Facility from $200 million to $250 million. On January 24, 2000 the Company commenced an offer to exchange the Senior Notes issued in the private placement for registered Senior Notes with substantially identical terms. The exchange offer will expire on February 28, 2000.

RECENT DEVELOPMENTS

     On December 1, 1999, the Company acquired Richmond International Raceway ("Richmond"), a 3/4-mile intermediate speedway located approximately 10 miles from downtown Richmond, Virginia, for approximately $215 million in cash. Richmond seats over 94,000 grandstand spectators and offers luxury accommodations in its 34 suites. Richmond hosts several major NASCAR events annually, including two NASCAR Winston Cup Series events, two NASCAR Busch Series, Grand National events and one NASCAR Craftsman Truck Series event. The Company financed the acquisition through approximately $160 million in borrowings under its Credit Facility. The Company utilized cash resources for the remaining $55 million.
                               ----------------
     The Company was incorporated in 1953 under the laws of the State of Florida under the name "Bill France Racing, Inc." and changed its name to "International Speedway Corporation" in 1968. Principal executive offices are located at 1801 West International Speedway Boulevard, Daytona Beach, Florida 32114, and its telephone number is (904) 254-2700.

OPERATIONS

     The Company's operations consist principally of racing events at its ten premier motorsports facilities which generate revenue primarily through sales of admissions to racing events, television broadcast rights fees, sponsorship fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating) and royalties from licenses of trademarks. The Company also conducts, either through operations of the facility or through its wholly-owned subsidiaries Americrown Service Corporation and Motorsports International Corp., souvenir merchandising operations at its Daytona, Talladega, California, North Carolina, Darlington, Miami, Nazareth and Watkins Glen facilities, food and beverage concession operations at its Daytona, Talladega, North Carolina, Darlington, Nazareth, and Watkins Glen facilities and provides catering services to corporate customers both in suites and chalets at its Daytona, Talladega, Darlington, Miami and Watkins Glen facilities.

     Motorsports International Corp. also produces and markets motorsports-related merchandise such as apparel, souvenirs and collectibles to retail customers through catalogue sales and trackside operations (unrelated to the souvenir merchandising operations described above) at certain motorsports facilities, including many of those owned and/or operated by the Company, as well as through direct sales to dealers.

     The Company's proprietary MRN radio network produces and syndicates NASCAR Winston Cup Series, NASCAR Busch Series, Grand National Division, NASCAR Craftsman Truck Series and other races promoted by the Company and others. MRN Radio also produces daily and weekly NASCAR racing programs.

     The Company owns and operates DAYTONA USA--The Ultimate Motorsports Attraction, a motorsports themed-entertainment complex that includes interactive media, theaters, historical memorabilia and exhibits, tours and riding/driving experiences of Daytona International Speedway.

     Competition Tire, one of the Company's wholly-owned subsidiaries, engages in the wholesale and retail sale and distribution of Goodyear brand racing tires for certain types of racing events.

     Approximately $234.8 million, or 79%, of the Company's fiscal 1999 revenues were attributable to NASCAR-sanctioned races at the Company's facilities, including applicable admissions, luxury suite rentals, sponsorship, television and MRN Radio broadcast rights fees, food and beverage concession and catering, souvenir, advertising and other revenues.

     The Company's fiscal 1999 revenues that were not attributable to NASCAR-sanctioned races at the Company's facilities were derived from a number of sources, including (i) admission and luxury suite rental revenue from racing events sanctioned by bodies other than NASCAR, (ii) admissions and sponsorship fees attributable to DAYTONA USA, (iii) MRN Radio's revenues from the sale of advertising and rights fees paid by broadcast affiliates with respect to events other than NASCAR-sanctioned races at the Company's facilities, (iv) Americrown's catering, merchandising and concession revenues for the Company's non-NASCAR racing events,(v) merchandising, food and beverage revenues from the gift shop and snackbar adjacent to DAYTONA USA,
(vi) sale of Goodyear racing tires with respect to events other than NASCAR-sanctioned races at the Company's facilities, (vii) broadcast and sponsorship fees for such non-NASCAR racing events, and (viii) other revenues unrelated to racing events such as hangar rentals and gas sales at the Talladega Municipal Airport. None of the foregoing non-NASCAR revenue sources accounted for over 5% of the Company's fiscal 1999 revenues.

     Racing events compete not only with other sports and other recreational events scheduled at the same dates, but with other racing events sanctioned by various racing bodies such as NASCAR, IRL, CART, USAC, SCCA, USRRC, ARCA and others. Racing events sanctioned by different organizations are often held on the same dates at separate tracks. Management believes that the type and caliber of promoted racing events, facility location, sight lines, pricing and level of customer conveniences are the principal factors that distinguish competing motorsports facilities.

OTHER ACTIVITIES

     The Company from time to time uses its track facilities for car shows, auto fairs, vehicle testing and settings for television commercials, print advertisements and motion pictures. For example, Harley Davidson uses Talladega Superspeedway as a test facility for its motorcycles. The Company also rents "show cars" for promotional events. Other motorsports interests include the operation of Tucson Raceway Park in Arizona. The Company also operates Talladega Municipal Airport, which is located adjacent to the Talladega Superspeedway.

     As of November 30, 1999, the Company had approximately 760 full-time employees. The Company also engages a significant number of temporary personnel to assist during periods of peak attendance at its events. For example, the Daytona International Speedway engages over 2,800 persons during Speedweeks, some of whom are volunteers. None of the Company's employees are represented by a labor union. Management believes that the Company enjoys a good relationship with its employees.

ITEM 2. PROPERTIES

MOTORSPORTS FACILITIES

     The following table sets forth certain information relating to each of the Company's principal motorsports facilities as of November 30, 1999:

                                                                   APPROXIMATE
                                                                    NUMBER OF
                                                                   GRANDSTAND     APPROXIMATE
TRACK NAME                                   LOCATION                 SEATS         ACREAGE      TRACK LENGTH
--------------------------------   ----------------------------   ------------   ------------   -------------
Daytona International Speedway     Daytona Beach, Florida           157,000            440        2.5 miles
Michigan Speedway                  Brooklyn, Michigan               125,000          1,000        2.0 miles
Talladega Superspeedway            Talladega, Alabama               131,000          1,365        2.6 miles
California Speedway                Fontana, California               86,000            529        2.0 miles
Phoenix International Raceway      Phoenix, Arizona                  79,000            598        1.0 miles
North Carolina Speedway            Rockingham, North Carolina        60,000            300        1.0 miles
Darlington Raceway                 Darlington, South Carolina        59,000            230        1.3 miles
Homestead-Miami Speedway           Homestead, Florida                72,000            344        1.5 miles
Nazareth Speedway                  Nazareth, Pennsylvania            44,000            230        1.0 miles
Watkins Glen International         Watkins Glen, New York            39,000          1,377        3.4 miles


     DAYTONA INTERNATIONAL SPEEDWAY. The Daytona International Speedway is a high banked, lighted, asphalt tri-oval superspeedway which also includes a 3.6 mile road course. Daytona International Speedway is located on approximately 440 acres of leased land in Daytona Beach, Florida. The Company's lease with the Daytona Beach Racing and Recreational Authority expires in 2032, including renewal options. The Company also owns various parcels of real property aggregating approximately 250 acres near the Daytona International Speedway which are used for parking and other ancillary purposes.

      MICHIGAN SPEEDWAY. The Michigan Speedway is a moderately banked asphalt tri-oval superspeedway located in Brooklyn, Michigan, approximately 70 miles southwest of Detroit and 18 miles southeast of Jackson.

     TALLADEGA SUPERSPEEDWAY. The Talladega Superspeedway is a high banked, asphalt, tri-oval superspeedway with an infield road course. The facility is located about 90 minutes from Atlanta, Georgia and 45 minutes from Birmingham, Alabama.

     THE CALIFORNIA SPEEDWAY.   The California Speedway is a moderately banked
asphalt tri-oval superspeedway located 40 miles east of Los Angeles in San Bernadino County.

     PHOENIX INTERNATIONAL RACEWAY. The Phoenix International Raceway is an asphalt oval superspeedway which also includes a 1.5 mile road course located near Phoenix, Arizona.

     NORTH CAROLINA SPEEDWAY. The North Carolina Speedway is a moderately banked asphalt oval superspeedway located in Rockingham, North Carolina, approximately 90 miles south of Raleigh, North Carolina.

     DARLINGTON RACEWAY. The Darlington Raceway is a high banked egg-shaped asphalt oval superspeedway located in Darlington, South Carolina.

     HOMESTEAD-MIAMI SPEEDWAY. The Homestead-Miami Speedway is a low banked asphalt oval superspeedway located in Homestead, Florida

     WATKINS GLEN INTERNATIONAL.  Watkins Glen International facility includes
3.4 mile and 2.4 mile road course tracks and is located near Watkins Glen, New York.

     TUCSON RACEWAY PARK. Tucson Raceway Park includes a progressively banked, 3/8 mile asphalt oval track, grandstands providing seating for approximately 5,000 spectators, a luxury suite and other spectator facilities located on part of the Pima County Fairgrounds. The Company's sublease with the fairground manager expires in 2013, including renewals.

       OTHER FACILITIES. The Company owns approximately 42 acres of real property across International Speedway Boulevard from Daytona International Speedway Boulevard on which is located a total of 5 buildings containing an aggregate of approximately 300,000 square feet. The Company's corporate headquarters and other offices and facilities are located in a portion of these facilities. The Company also owns concession facilities in Daytona Beach and in Talladega. The Company leases real estate and office space in Talladega, and the property and premises at the Talladega Municipal Airport. The lease for the Company's Talladega business offices, located within the International Motorsports Hall of Fame, expires in 2002, including renewals. The Company's lease for the Talladega Municipal Airport expires in 2022, including renewals. The Company's wholly-owned subsidiaries Phoenix Speedway Corporation, ISC Properties and Kansas International Speedway Corporation lease office space in Phoenix, Arizona, Charlotte, North Carolina and Kansas City, Kansas, respectively.

     TRADEMARKS. The Company has various registered and common law trademark rights, including "DAYTONA USA", the "Daytona 500", "Daytona International Speedway", "California Speedway", "Talladega Superspeedway", "Darlington", "World Center of Racing", "Watkins Glen International", "Phoenix International Raceway", "Grand Prix of Miami", "Michigan Speedway", "Nazareth Speedway", "North Carolina Motor Speedway", "The Rock", "RIR", "The Action Track" and related logos. The Company also has licenses from NASCAR, various drivers and other businesses to use names and logos for merchandising programs and product sales. Management's policy is to protect its intellectual property rights vigorously, through litigation if necessary, chiefly because of their proprietary value in merchandise and promotional sales.

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

     In March 1997, two purported class action companion lawsuits were filed in the United States District Court, Northern District of Georgia, against the Company, Americrown, and a number of other persons (including Motorsports International Corp., previously a subsidiary of PMI which was acquired by the Company in the Penske acquisition). Both suits sought damages and injunctive relief on behalf of all persons who purchased souvenirs or merchandise from certain vendors at any NASCAR Winston Cup race or supporting event in the United States during the period 1991 to present. The two suits have been consolidated and class certification has not yet been decided by the court. Discovery has been concluded. The Company, Americrown and Motorsports International Corp. have disputed the allegations and have defended the actions fully and vigorously.

     Recently Americrown, Motorsports International Corp. and the Company have entered into Confidential Memoranda of Understanding ("MOU") to completely settle the Souvenir Litigation, without any admission of wrongdoing on their part. Under the terms of the MOU's (which have been filed under seal with the respective courts) the Company, Americrown and Motorsports International Corp. have agreed to pay approximately $4.6 million in cash and to distribute souvenir merchandise discount coupons to settle with classes which would encompass all purchasers of souvenirs and merchandise at NASCAR Winston Cup events during the period from January 1, 1991 to the present. The parties are in the process of attempting to agree on the terms of formal Settlement Agreements, including the terms of the coupon program. Such Settlement Agreements will then be subject to review and approval by both the state and federal courts. If the Settlement Agreements are not successfully finalized, the Company, Americrown and Motorsports International Corp. intend to resume the vigorous defense of the actions.

     The financial statements for fiscal 1999 include an accrual of approximately $2.8 million representing Americrown's cash portion of the proposed Souvenir Litigation settlement. The remaining $1.8 million is attributable to Motorsports International Corp. and was recorded as a part of the PMI acquisition purchase price. The effects of the discount coupon program will be recognized in future periods as coupons are redeemed.

     In connection with PMI's acquisition of North Carolina Speedway in 1997, certain North Carolina Speedway stockholders (constituting more than 5% of the North Carolina Speedway shares outstanding prior to the acquisition) exercised their right under North Carolina law to dissent to the price paid for the common stock of North Carolina Speedway. These dissenting shareholders were paid $16.77 per share. These dissenters have requested $55.00 per share and have sued PMI, Penske Acquisition, Inc. and North Carolina Speedway in North Carolina Superior Court, Mecklenburg County, North Carolina. Under PMI's agreement with Mrs. DeWitt (the former majority stockholder of North Carolina Speedway), if a dissenting stockholder, which represents more than five percent of the North Carolina Speedway stock, receives more consideration in a dissenters' action than PMI paid in connection with the acquisition of North Carolina Speedway, all stockholders of North Carolina Speedway at the time of the acquisition, other than PMI and its affiliates, would receive a per share amount equal to the award in dissenter's court less the per share amount paid in the acquisition ($19.61 per share to stockholders other than the dissenting shareholders). Because PMI acquired Mrs. DeWitt's shares prior to the completion of this acquisition, Mrs. DeWitt would not be entitled to receive additional consideration for her shares. A negative decision with respect to the dissenters' proceeding could materially increase the purchase price paid for North Carolina Speedway by PMI, which the Company would have to pay.

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

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     At November 30, 1999 International Speedway Corporation had two issued classes of capital stock: Class A Common Stock, $.01 par value per share and Class B Common Stock, $.01 par value per share. The Class A Common Stock is traded on the NASDAQ National Market System under the symbol "ISCA". The Class B Common Stock is traded on NASDAQ's Over-The-Counter Bulletin Board under the symbol "ISCB" and, at the option of the holder, is convertible to Class A
Common Stock at any time.   As of November 30, 1999 there were approximately
3,600 record holders of both classes of stock.

     The reported high and low sales prices or high and low bid information as applicable for each quarter indicated are as follows:

                                   ISCA                       ISCB(1)
                         -------------------------   -------------------------
QUARTER ENDING:              HIGH          LOW           HIGH          LOW
----------------------   -----------   -----------   -----------   -----------
February 1998 .........      $29.75        $21.25        $29.13        $21.50
May 1998 ..............       37.75         27.13         37.50         27.38
August 1998 ...........       36.63         27.00         36.38         27.50
November 1998 .........       36.00         23.94         35.50         23.75
February 1999 .........       45.88         34.00         45.38         34.00
May 1999 ..............       56.38         44.00         56.00         44.00
August 1999 ...........       52.88         46.00         52.00         46.75
November 1999 .........       71.13         47.38         69.00         47.25

- ----------------
(1) ISCB quotations were obtained from the OTC Bulletin Board and represent prices between dealers and do not include mark-up, mark-down or commission. Such quotations do not necessarily represent actual transactions.

DIVIDENDS

     Annual dividends of 6 cents per share were declared in the quarter ending in May and paid in June in fiscal years 1998 and 1999 on all classes of common stock which existed at the time.

ITEM 6. SELECTED FINANCIAL DATA

     For comparability, certain prior period results have been reclassified to conform to the presentation adopted in fiscal 1999. The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                               Three Months    Twelve Months           Year Ended
                                          Year Ended          Ended Nov. 30, Ended Nov. 30, (1)          Nov. 30,
                                        August 31, (1)                          (Unaudited)
                                        ------------------     -------------  -------------   ----------------------------------
                                         1995        1996        1996             1996         1997           1998          1999
                                         ----        ----        ----             -----        ----           ----          ----
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:

Revenues:
 Admissions, net ....................  $ 43,274    $ 50,140    $  4,191     $  50,705      $  69,487      $ 86,946      $ 134,174
 Motorsports related income .........    24,033      27,433       3,972        28,376         46,650        71,793        116,241
 Food, beverage and merchandise
   income ...........................    14,442      17,505       1,943        17,723         23,408        28,597         46,453
 Other income .......................       423         964         390         1,192          1,829         1,632          1,854
                                       ---------   ---------   --------     ---------      ---------      ---------      --------
  Total revenues ....................    82,172      96,042      10,496        97,996        141,374       188,968        298,722
Expenses:
 Direct expenses:
  Prize and point fund monies and
      NASCAR sanction fees ..........    11,765      13,865       1,301        13,724         20,567        28,767         45,615
  Motorsports related expenses ......    11,604      15,336       2,814        16,384         23,075        33,283         51,031
  Food, beverage and merchandise
      expenses ......................     8,107      10,278       1,536        10,559         13,435        15,025         23,988
 General and administrative expenses.    18,202      20,930       5,057        21,721         29,486        37,842         57,066
 Depreciation and amortization ......     4,798       6,302       2,353         7,368          9,910        13,137         25,066
                                       ---------   ---------   --------     ---------      ---------      ---------      --------
  Total expenses ....................    54,476      66,711      13,061        69,756         96,473       128,054        202,766
                                       ---------   ---------   --------     ---------      ---------      ---------      --------
Operating income (loss)..............    27,696      29,331      (2,565)       28,240         44,901        60,914         95,956
Interest income .....................     1,436         872         330           912          3,196         4,414          8,780
Interest expense ....................        --          --         (69)          (69)          (509)         (582)        (6,839)
Equity in net income (loss) from
 equity investments .................       285       1,441        (304)        1,291            366          (905)        (1,819)
Gain on sale of equity investment ...        --          --          --            --             --         1,245             --
Minority interest ...................        --          --          --            --             --            --           (796)

                                       ---------   ---------   --------     ---------      ---------      ---------      --------
Income (loss) before income taxes ...    29,417      31,644      (2,608)       30,374         47,954        65,086         95,282
Income taxes (benefit) ..............    11,054      11,963        (741)       11,540         18,158        24,894         38,669
                                       ---------   ---------   --------     ---------      ---------      ---------      --------
Net income (loss) ...................  $ 18,363    $ 19,681    $ (1,867)    $  18,834      $  29,796      $ 40,192      $  56,613
                                       =========   =========   =========    =========      =========      =========      ========
Basic earnings (loss) per share (2)..  $    .54    $    .58    $   (.05)    $     .55      $     .78      $   1.00      $    1.22
                                       =========   =========   =========    =========      =========      =========      ========
Diluted earnings (loss) per share (2)  $    .54    $    .57    $   (.05)    $     .54      $     .78      $   1.00      $    1.22
                                       =========   ========    =========    =========      =========      =========      ========
Dividends per share .................  $    .05    $    .05    $     --     $     .05      $     .06      $    .06      $     .06
                                       =========   =========   =========    =========      =========      =========      ========
BALANCE SHEET DATA (END OF PERIOD):
Working capital (deficit) ...........  $ 20,821    $ (6,751)   $ 52,922     $  52,922      $ (24,976)     $ 25,514      $ (51,897)
Total assets ........................   119,571     152,791     234,069       234,069        302,823       476,818      1,599,127
Long-term debt ......................        --          --          --          --            1,007         2,775        496,067
Total shareholders' equity ..........    85,247     106,667     179,289       179,289        209,907       366,855        902,470

----------------------

(1) The Company changed its fiscal year end to November 30 effective December 1, 1996. This resulted in a three-month transition period commencing September 1, 1996 and ending November 30, 1996. The unaudited results of the 12-month period ended November 30, 1996 are presented for the purpose of comparison to the fiscal year ended November 30, 1997.

(2) Earnings per share amounts prior to 1998 have been restated as required to comply with Statement of Financial Accounting Standards No. 128. See Note 1 of Notes to the Company's audited financial statements.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

The Company derives revenues primarily from (i) admissions to racing events and motorsports activities held at its facilities, (ii) revenue generated in conjunction with or as a result of motorsports events conducted at its facilities, and (iii) catering, concession and merchandise services during or as a result of such events and activities.

"Admissions" revenue includes ticket sales from all of the Company's events and activities at DAYTONA USA. Admissions revenue for racing events is recorded upon completion of the related motorsports event.

"Motorsports related income" primarily includes television and radio broadcast rights fees, promotion and sponsorship fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating), advertising revenues, royalties from licenses of the Company's trademarks, and track rentals. The Company's revenues from corporate sponsorships are paid in accordance with negotiated contracts, with the identities of sponsors and the terms of sponsorship changing from time to time. The Company has historically negotiated directly with television and cable networks for coverage of substantially all of its NASCAR televised motorsports events. NASCAR retained these television and ancillary media rights in sanction agreements beginning with the 2000 racing season, but agreed to allow existing agreements with television and cable networks to be honored. NASCAR recently announced agreement with all of the television broadcasters of these events to release their contractual rights beginning with the 2001 racing season. Then, in November 1999, NASCAR announced that it had reached an agreement on a six-year television contract with NBC Sports and Turner Sports, with the two media companies combining to develop a joint venture. In addition, NASCAR announced that it had reached an agreement on an eight-year television contract with FOX and its FX cable network. Both agreements relate solely to the domestic broadcast television rights to NASCAR's Winston Cup Series and Busch Grand National Series events, and are effective beginning with the 2001 racing season. In January 2000, NASCAR announced that the total current estimate for net television revenue in the year 2001 is approximately $244 million with increases, on average, of approximately 17% per year through the 2006 season. This net television revenue estimate for 2001 is based on the entire 2000 NASCAR Winston Cup Series and NASCAR Busch Series, Grand National Division schedules. The percentage of television broadcast rights fees that the Company currently retains from each contract will be the same under the future arrangement.

"Food, beverage and merchandise income" includes revenues from concession stands, hospitality catering and direct sales of souvenirs, programs and other merchandise, fees paid by third party vendors for the right to sell souvenirs and concessions at the Company's facilities, and the wholesale and retail sale of Goodyear brand racing tires for various types of racing events.

Expenses include (i) prize and point fund monies and NASCAR sanction fees,
(ii) motorsports related expenses, which include costs of competition paid to sanctioning bodies other than NASCAR, labor, advertising and other expenses associated with the Company's promotion of its racing events, and (iii) food, beverage and merchandise expenses, consisting primarily of labor and costs of goods sold.

The following table sets forth, for each of the indicated periods, certain selected income statement data as a percentage of total revenues:


                                                        Year Ended      Year Ended      Year Ended
                                                         Nov. 30,        Nov. 30.        Nov. 30
                                                        -----------     -----------     ----------
                                                            1997            1998           1999
                                                            ----            ----           ----
Revenues:
 Admissions, net ......................................     49.1%          46.0%           44.9%
 Motorsports related income ...........................     33.0           38.0            38.9
 Food, beverage and merchandise income ................     16.6           15.1            15.6
 Other income .........................................      1.3            0.9             0.6
                                                         --------         ------          ------
  Total revenues ......................................    100.0%         100.0%          100.0%
Expenses:
 Direct expenses:
  Prize and point fund monies and NASCAR sanction fees      14.5           15.2            15.3
  Motorsports related expenses ........................     16.3           17.6            17.1
  Food, beverage and merchandise expenses .............      9.5            8.0             8.0
 General and administrative expenses ..................     20.9           20.0            19.1
 Depreciation and amortization ........................      7.0            7.0             8.4
                                                         --------         ------          ------
  Total expenses ......................................     68.2           67.8            67.9
                                                         --------         ------          ------
Operating income ......................................     31.8           32.2            32.1
Interest income .......................................      2.3            2.3             3.0
Interest expense ......................................     (0.4)          (0.3)           (2.3)
Equity in net income (loss)from equity investments  ...      0.2           (0.5)           (0.6)
Gain on sale of equity investment .....................       --            0.7              --
Minority interest .....................................       --             --            (0.3)
                                                         --------         ------          ------
Income before income taxes ............................     33.9           34.4            31.9
Income taxes ..........................................     12.8           13.1            12.9
                                                         --------         ------          ------
Net income ............................................     21.1%          21.3%           19.0%
                                                         ========        =======          ======
<?TABLE>

COMPARISON OF FISCAL 1999 TO FISCAL 1998

On July 26, 1999, the Company acquired the approximately 88% interest it did not already own in Penske Motorsports, Inc. ("PMI"). Motorsports facilities acquired in the transaction include Michigan Speedway in Brooklyn, Michigan
("Michigan");  Nazareth Speedway in Nazareth, Pennsylvania; California
Speedway in San Bernardino County, California ("California"); and North
Carolina Speedway in Rockingham, North Carolina.  The Company also acquired
PMI's 45% interest in Homestead-Miami Speedway, LLC ("Miami"), bringing the
Company's ownership in the operations of that facility to 90%, as well as other wholly-owned PMI merchandising subsidiaries. As a result of the transaction at the end of fiscal 1999, the Company operated 10 major motorsports facilities across the United States with more than 800,000 seats and 400 suites (See "Acquisition"). The Company has recognized revenues and expenses associated with the acquired operations on a consolidated basis subsequent to July, 26, 1999, including three NASCAR Winston Cup Series events, three NASCAR Busch Series, Grand National Division events, one NASCAR
Craftsman Truck Series event, and one CART FedEx Championship Series event.
As a result of the acquisition of PMI and the addition of a Busch Series, Grand National Division event to the race schedule at Phoenix International
Raceway ("Phoenix") in fiscal 1999, the Company conducted thirteen NASCAR
Winston Cup Series events, nine NASCAR Busch Series, Grand National Division events, three NASCAR Craftsman Truck Series events, and one CART FedEx
Championship Series event in fiscal 1999 compared to ten NASCAR Winston Cup
Series events, five NASCAR Busch Series, Grand National Division events, three
NASCAR Craftsman Truck Series events, and no CART FedEx Championship Series events in fiscal 1998. Accordingly, the Company's results of operations, as well as the margins of certain expenses in relation to certain revenues, are not necessarily comparable on a period-to-period basis.

Admissions revenue increased approximately $47.2 million, or 54.3%, in fiscal
1999 as compared to fiscal 1998. The increase was primarily attributable to the events conducted subsequent to July 26, 1999 at the facilities acquired in the PMI acquisition and at Miami, as well as the increase in the weighted average price of tickets sold and increased seating capacity and attendance at events held at Daytona International Speedway ("Daytona") and, to a lesser extent, events conducted at Talladega Superspeedway ("Talladega"), Phoenix and Darlington Raceway ("Darlington").

Motorsports related income increased approximately $44.4 million, or 61.9%, in fiscal 1999 as compared to fiscal 1998. Over one-half of the increase was attributable to the events conducted subsequent to July 26, 1999 at the facilities acquired in the PMI acquisition and at Miami. The remaining increase was primarily related to increased television broadcast rights, luxury suite and hospitality rentals associated with events held at Daytona and, to a lesser extent, events conducted at the Company's other facilities.

Food, beverage and merchandise revenue increased approximately $17.9 million, or 62.4%, in fiscal 1999 as compared to fiscal 1998. Events conducted subsequent to July 26, 1999 at the facilities acquired in the PMI acquisition and at Miami, combined with the activities of certain merchandising subsidiaries acquired from PMI (which included sales of Goodyear brand racing tires), accounted for over three-quarters of the increase. The remaining increase was primarily attributable to catering revenues from expanded luxury suite and hospitality facilities and increased attendance and seating capacity for events conducted at the Company's other facilities.

Prize and point fund monies and NASCAR sanction fees increased by approximately $16.8 million, or 58.6%, in fiscal 1999 as compared to fiscal
1998. Over one-half of the increase was attributable to the events conducted subsequent to July 26, 1999 at the facilities acquired in the PMI acquisition and at Miami. The remaining increase is related to growth in the Company's television broadcast rights revenues for the Company's other facilities, as standard NASCAR sanctioning agreements require that a specified percentage of broadcast rights fees be paid as part of prize money, and, to a lesser extent, the addition of a Busch Series, Grand National Division event at Phoenix in 1999. Over three-quarters of the increase in fiscal 1999 as compared to fiscal 1998 was due to increased prize and point fund monies paid by NASCAR to participants in NASCAR events.

Motorsports related expenses increased approximately $17.7 million, or 53.3%, in fiscal 1999 as compared to fiscal 1998. Over one-half of the increase was attributable to the operating expenses for events conducted subsequent to July
26, 1999 at the facilities acquired in the PMI acquisition and the consolidation of Miami. The remaining increase was primarily related to hospitality services and supplies, personnel costs and a variety of other fan amenities and operating costs for events at Daytona and, to a lesser extent, the Company's other facilities. Motorsports related expenses as a percentage of combined admissions and motorsports related income remained relatively constant for fiscal 1999 as compared to fiscal 1998.

Food, beverage and merchandise expenses increased approximately $9.0 million, or 59.7%, in fiscal 1999 as compared to fiscal 1998 primarily due to expenses associated with merchandising operations acquired in the PMI acquisition and product and personnel costs associated with increased revenues at the Company's other facilities. Food, beverage and merchandise expenses as a percentage of food, beverage and merchandise revenue decreased from 52.5% in fiscal 1998 to 51.6% in fiscal 1999 due to economies of scale and cost containment as well as fees from third party vendors at Michigan, Miami and California for which there are no associated costs, partially offset by lower margin activities of certain merchandising subsidiaries acquired in the PMI merger.

General and administrative expenses increased approximately $19.2 million, or 50.8%, in fiscal 1999 as compared to fiscal 1998. Over one-half of the increase was due to the general and administrative expenses associated with operations acquired in the PMI acquisition and the consolidation of Miami subsequent to July 26, 1999. The remaining increase was primarily attributable to increased personnel costs associated with the ongoing expansion of the Company's business, exclusive of the personnel costs associated with operations acquired in the PMI acquisition and the consolidation of Miami, and a charge of approximately $2.8 million related to the cash portion of a proposed settlement in the souvenir litigation (See
"Legal Proceedings"). General and administrative expenses as a percentage of total revenues decreased from 20.0% in fiscal 1998 to 19.1% in fiscal 1999 primarily as a result of the growth in the Company's revenues exceeding the growth in general and administrative expenses, partially offset by the charge related to the souvenir litigation.

Depreciation and amortization expense increased $11.9 million, or 90.8%, in fiscal 1999 as compared to fiscal 1998. The depreciation of assets acquired and amortization of goodwill recorded as a result of the PMI acquisition accounted for over three-quarters of the increase. The remaining increase was a result of the ongoing expansion of the Company's facilities.

Interest income for fiscal 1999 increased approximately $4.4 million as compared to fiscal 1998. This increase was primarily due to the investment of the remaining proceeds of the July 1998 Class A Common Stock Offering, including the Company's investments restricted to the funding of the speedway in Kansas, and investment of the proceeds from the sale of taxable special obligation revenue ("TIF") bonds issued in January 1999 by the Unified
Government of Wyandotte County/Kansas City, Kansas ("Unified Government"), to partially fund the Kansas project (See "Future Liquidity").

Interest expense for fiscal 1999 increased approximately $6.3 million as compared to fiscal 1998. Interest expense in fiscal 1999 was primarily attributable to interest on the $225 million principal amount of Senior Notes issued in October 1999, borrowings under the Company's five-year revolving
Credit Facility and interest expense related to the TIF bond debt service funding commitment, net of capitalized interest (See "Acquisition" and "Future
Liquidity"). Interest expense in fiscal 1998 was primarily related to the note payable associated with the acquisition of Phoenix.

Equity in net income (loss) from equity investments represents the Company's pro rata share of the current income and losses from its equity investments and the amortization of the Company's investment in excess of its share of the investee's underlying net assets. During fiscal 1999, this included the Company's approximately 12% indirect investment in PMI and its 45% investment in Miami through July 26, 1999, and its 50% investment in Motorsports
Alliance, LLC, which is pursuing development of a major motorsports facility in the Chicago area (See "Future Liquidity"). For fiscal 1998, this included the Company's approximately 12% indirect investment in PMI, its 40% investment in Miami, which increased to 45% in March of 1998, and its approximately 7% investment in Grand Prix Association of Long Beach ("Long Beach"), which was sold in March of 1998.

In March of 1998 the Company recorded an approximately $1.2 million gain on the sale of its equity investment in Long Beach. The Company sold its investment in conjunction with Dover Downs Entertainment, Inc.'s announced plans to merge with Long Beach. The after tax impact of this transaction was a gain of approximately $850,000.

Minority interest consists of the 10% interest in Miami that is not owned by the Company. This interest resulted in an approximately $796,000 reduction of pre-tax income in fiscal 1999.

Income taxes increased approximately $13.8 million in fiscal 1999 as compared to fiscal 1998. The Company's effective tax rate has increased compared to historical levels, and is expected to remain above historical levels, primarily due to the amortization of non-deductible goodwill created in the PMI acquisition.

As a result of the foregoing, the Company's net income increased approximately
$16.4 million, or 40.9%, in fiscal 1999 as compared to fiscal 1998.

COMPARISON OF FISCAL 1998 TO FISCAL 1997

During the year ended November 30, 1997, the Company acquired the 50% interest it did not already own in Watkins Glen International ("Watkins Glen") and purchased Phoenix. The consolidation of Watkins Glen, effective April 1,
1997, and the July 14, 1997 purchase of Phoenix resulted in increases in both revenues and expenses when comparing fiscal 1998 with fiscal 1997.
Accordingly, the Company's results of operations are not necessarily comparable on a period to period basis.

Admissions revenue increased approximately $17.5 million, or 25.1%, for fiscal
1998 as compared to fiscal 1997. This increase was primarily attributable to increased seating capacity and attendance, and an increase in the weighted average price of tickets sold for the events conducted at Daytona, Talladega, Phoenix, Darlington and Watkins Glen.

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

Food, beverage and merchandise income increased approximately $5.2 million, or 22.2%, during fiscal 1998 as compared to fiscal 1997. This increase was primarily attributable to increased attendance and hospitality at the Company's racing events, as well as strong sales of souvenirs at the gift shop adjacent to DAYTONA USA

Prize and point fund monies and NASCAR sanction fees increased by approximately $8.2 million, or 39.9%, during fiscal 1998 as compared to fiscal
1997. Approximately three-quarters of this increase was the result of increases in the prize and point fund monies paid by NASCAR to participants in the Company's events. This increase was primarily related to increased television broadcast rights fees because standard NASCAR sanctioning agreements require that a specified percentage of television broadcast rights fees be paid as part of the prize money.

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

Food, beverage and merchandise expense increased approximately $1.6 million, or 11.8%, during fiscal 1998, as compared to fiscal 1997. These increased expenses were primarily related to increased product and personnel costs.
Food, beverage and merchandise expenses as a percentage of food, beverage and merchandise income decreased from 57.4% to 52.5% for fiscal 1998 as compared to fiscal 1997. This decrease was due to economies of scale and cost containment, fees from third party vendors at Phoenix for which there are no associated costs, discontinuation of lower margin events conducted at facilities not operated by the Company and the impact of additional expense associated with the rain out and rescheduling of a NASCAR Winston Cup Series event at Talladega in the prior year.

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

Equity in net income (loss) from equity investments represents the Company's pro rata share of the current income and losses from its equity investments and the amortization of the Company's investment in excess of its share of the
investee's underlying net assets.   During fiscal 1998 this included the
Company's approximately 12% indirect investment in PMI, its 40% investment in
Miami which was increased to 45% in March 1998, and its approximately 7%
investment in Long Beach, which was sold in March 1998. Fiscal 1997 included the Company's approximately 11% indirect investment in PMI, its 40% investment in Miami acquired in July of 1997, its approximately 7% investment in Long
Beach acquired in August of 1997, and the Company's 50% investment in Watkins
Glen through March 31, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

The Company has historically generated sufficient cash flow from operations to fund its working capital needs and capital expenditures at existing facilities, as well as to pay an annual cash dividend. In addition, the Company has used the proceeds from offerings of its Class A Common Stock and, more recently, the net proceeds from the issuance of Senior Notes, borrowings under its Credit Facility and state and local mechanisms to fund acquisitions and development projects. The Company had $225 million principal amount of Senior Notes outstanding, total borrowings of approximately $200 million under its credit facility and term loan arrangements, a debt service funding commitment of approximately $69 million, net of discount, related to the TIF bonds issued by the Unified Government and a working capital deficit of $51.9 million at November 30, 1999, compared to working capital of approximately
$25.5 million at November 30, 1998. This is primarily due to the acquisition of the approximately 88% interest the Company did not already own in PMI in July of 1999 and funds restricted at November 30, 1999 for the purchase of Richmond International Raceway ("Richmond") and the development of the speedway in Kansas. (See "Acquisition" and "Future Liquidity")

CASH FLOWS

Net cash provided by operating activities was approximately $99 million in fiscal 1999. The difference between the Company's net income of $56.6 million and the $99 million of operating cash flow is primarily attributable to $25.1 million in depreciation and amortization, as well as a $14.5 million increase in deferred income taxes, net of the increase in deferred income taxes recorded as a result of the PMI acquisition and consolidation of Miami.

Net cash used in investing activities for fiscal 1999 was approximately $468.5 million. The Company's use of cash in investing activities reflects a $242.4 million increase in investments restricted to the purchase of Richmond and the development of the speedway in Kansas, $133.4 million for the cash portion of the purchase price of PMI, $126.6 million in capital expenditures and $17.7 million mainly for the Company's investment in the Chicago project, partially offset by the net proceeds from the sale of short-term investments of $53.9 million.

Net cash provided by financing activities for fiscal 1999 of approximately
$368.7 million is related primarily to the net proceeds of the issuance of $225 million principal amount of Senior Notes, borrowings under the Company's five-year revolving Credit Facility (See "Acquisition") and the issuance of the TIF bonds related to the Kansas project, partially offset by repayment of a portion of the Company's borrowings under the Credit Facility and, to a lesser extent, the debt service funding commitment associated with the TIF bonds.

CAPITAL EXPENDITURES

Capital expenditures totaled approximately $126.6 million for fiscal 1999 as compared to $71.9 million for fiscal 1998. Approximately 66% of these expenditures were related to expenditures at the Company's existing facilities, including increased seating capacity at Daytona, Talladega, Phoenix, Darlington, Michigan and Miami, land purchased for expansion of parking capacity and a variety of other improvements. The remaining capital expenditures were primarily related to the construction of the speedway in Kansas.

The Company expects to make approximately $55.1 million of additional capital expenditures for approved projects at existing facilities, including Richmond, within the next 24 months to increase grandstand seating capacity, acquire land for expansion of parking capacity and for a variety of additional improvements. The Company also expects to spend an additional $10.1 million for 36 additional luxury suites at the Kansas facility, which is currently under construction. The balance of the Company's capital expenditures related to the construction of the Kansas facility will be funded from restricted investments, as discussed below.

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

Pursuant to the Merger Agreements, the Company acquired the approximately 88%, or 12.2 million outstanding common shares, of PMI stock that it did not already own for approximately $129.8 million and 10,029,861 shares of the Company's Class A Common Stock. Transaction costs, net of cash acquired in the transaction, totaled approximately $3.6 million. The total cash and stock consideration issued in the transaction was approximately $611.1 million.

The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations of the former PMI, as well as Miami, have been included in the Company's consolidated statements of income since the date of acquisition.

The transaction purchase price has been allocated to the assets and liabilities of PMI and Miami based upon preliminary estimates of their fair market value. Management does not believe the final valuation will differ materially from the preliminary valuation. The excess of the purchase price over the fair value of the net assets acquired of approximately $108.2 million has been allocated, based upon the preliminary valuation, as goodwill of approximately $507.4 million and assembled workforce of approximately
$900,000, which are being amortized on a straight line basis over 40 years and five years, respectively. The amount amortized during fiscal 1999 was approximately $4.4 million.

The Company financed a portion of the aforementioned mergers and refinanced
PMI's outstanding indebtedness through a new $250 million fully-underwritten five-year revolving Credit Facility ("Credit Facility") syndicated to a select group of lenders (See "Future Liquidity"). This Credit Facility replaced the
Company's existing $100 million facility.  Borrowings under the Credit
Facility bear interest at the applicable LIBOR rate plus 50-100 basis points depending on certain financial criteria. At November 30, 1999, the Company's outstanding borrowings on this Credit Facility were $160 million related to the December 1, 1999 purchase of Richmond (See "Future Liquidity").

FUTURE LIQUIDITY

On October 6, 1999, the Company sold $225 million principal amount of Senior
Notes due 2004 in a private placement. The unsecured Senior Notes will bear interest at 7.875%. The Company used approximately $176 million of the net proceeds from the transaction to repay the outstanding borrowings under the Credit Facility, which were related to a portion of the cash consideration paid in the PMI acquisition (See "Acquisition"). The Company intends to use the remaining net proceeds of approximately $47 million to partially fund the completion of certain additions and improvements to the Company's motorsports facilities and for working capital and other general corporate purposes.
Pending such uses, the Company invested the remaining proceeds in money market funds and other interest-bearing obligations. Pursuant to the Credit Facility agreement, the size of the Credit Facility was automatically reduced from $300 million to $200 million upon the Company's receipt of the proceeds from the private placement. In December 1999, the Company increased the maximum availability under its Credit Facility from $200 million to $250 million. On
January 19, 2000 the Company commenced an offer to exchange the Senior Notes issued in the private placement for registered Senior Notes with substantially identical terms. The exchange offer will expire on February 28, 2000.

In addition to the Credit Facility described above, at November 30, 1999 the Company had a $20 million credit facility, with outstanding borrowings of $9.5 million, and a $30 million term loan outstanding. Both the $20 million credit facility and $30 million term loan are collateralized by the assets of the Company's Miami subsidiary.

During the first quarter of 1999, the financing for the first phase of the development of the Kansas facility, which is currently estimated to cost in excess of $224 million, was substantially completed. In January 1999, the Unified Government issued approximately $71.3 million in TIF bonds and approximately $24.3 million in sales tax special obligation revenue ("STAR") bonds. The STAR bonds are retired with state and local taxes generated within the project's boundaries, and are not an obligation of the Company. The TIF bonds will be serviced through payments by the Unified Government escalating from an annual rate of approximately $4.8 million to $7.7 million, including interest at 6.15% to 6.75%, which are funded by payments made by the Company to the Unified Government in lieu of property taxes. In addition, the Company initially committed equity of approximately $77.9 million of which $24.4 million was funded during fiscal 1998, with the remaining $53.5 million funded in the first quarter of fiscal 1999. The net TIF and STAR bond proceeds and the Company's initial equity contribution were deposited into trustee administered accounts for the benefit of the construction of the Kansas facility which will be owned and operated by the Company. At November 30, 1999, the Company's restricted investments include $80.7 million of the funds remaining from the Company's equity contribution and the TIF bond proceeds.

On May 5, 1999, the Motorsports Alliance, LLC ("MSA") (owned 50% by the
Company and 50% by Indianapolis Motor Speedway Corp.) and the owners of Route
66 Raceway, LLC ("Route 66"), formed a new company, Raceway Associates, LLC,
("Raceway Associates") which is owned 75% by MSA and 25% by the former owners of Route 66. As a result of this transaction, Raceway Associates owns the 240 acre Route 66 Raceway motorsports complex located in Joliet, Illinois, approximately 35 miles from downtown Chicago. Raceway Associates also purchased 930 acres adjacent to the existing Route 66 complex on which it has commenced construction of a 1.5 mile oval motor speedway, which will initially accommodate approximately 75,000 spectators. The current estimate for the new superspeedway development is $125 to $130 million, $100 million of which will be financed through equity of approximately $50 million from MSA and approximately $50 million in future borrowings by Raceway Associates. The members of MSA will guarantee up to $50 million of these borrowings of Raceway
Associates on a pro rata basis until such time as the operations of Raceway
Associates meet certain financial criteria. Further, in December 1999 the City of Joliet, Illinois sold approximately $9 million in 6.75% municipal bonds (which are to be repaid by Raceway Associates through property tax assessments over twelve years) to help fund a portion of the project costs that relate to public infrastructure for the speedway development project. In addition, the Company (through MSA) may commit additional equity to fund a portion of additional project costs in excess of $109 million. During fiscal
1999, the Company contributed approximately $17.2 million to MSA, approximately $14.6 million of which has been applied towards the Company's portion of MSA's $50 million equity commitment.

On December 1, 1999, the Company acquired the Richmond facility, a 3/4 mile intermediate speedway located approximately 10 miles from downtown Richmond, Virginia, for approximately $215 million in cash. Richmond seats over 94,000 grandstand spectators and offers luxury accommodations in 34 suites. Richmond hosts several major NASCAR events annually, including two NASCAR Winston Cup
Series events, two NASCAR Busch Series, Grand National Division events and one
NASCAR Craftsman Truck Series event. The Company financed the acquisition through $160 million in borrowings under its Credit Facility and approximately
$55 million of its existing cash resources.

During fiscal 1999, the Company announced its intention to search for a site for a major motorsports facility in the New York metro area. In January 2000, the Company announced that, through its wholly-owned subsidiary New York
International Speedway Corporation, it had entered into an agreement with the New Jersey Sports and Exposition Authority to conduct a feasibility study on the development of a motorsports facility at the Meadowlands Sports Complex in New Jersey. The feasibility study covers a twelve month period. The
Meadowlands Sports Complex, located five miles west of the Lincoln Tunnel, is the site of Giants Stadium, Continental Airlines Arena and Meadowlands
Racetrack and is the home of several professional sports franchises, horse racing, college athletics, concerts and family shows. The Company has not yet determined the feasibility of the Meadowlands (or any other) site, formulated an estimate of the costs to construct a major motorsports facility in the New
York metropolitan area, nor established a timetable for completion, or even commencement, of such a project.

The Company believes that cash flow from operations, along with existing cash and short-term investment balances, proceeds from the Senior Notes and available borrowings under the Company's credit facilities, will be sufficient to fund i) operations and approved capital projects at existing facilities for the foreseeable future, ii) payments required in connection with the funding of the Unified Government's debt service requirements related to the TIF bonds, iii) payments related to other currently existing debt service requirements, and iv) the Company's expected equity funding requirements for the Chicago project. The Company intends to pursue further development and/or acquisition opportunities (including the possible development of new motorsports facilities in Denver and the New York metropolitan area) the timing, size and success as well as associated potential capital commitments of which are unpredictable. Accordingly, a material acceleration in our growth strategy could require the Company to obtain additional capital through debt and/or equity financings. Although there can be no assurance, the Company believes that adequate debt and equity financing will be available on satisfactory terms.

SEASONALITY AND QUARTERLY RESULTS

The Company's business has been, and is expected to remain, highly seasonal based on the timing of major events. For example, one of Darlington Raceway's
Winston Cup Series events is traditionally held on the Sunday preceding Labor
Day. Accordingly, the revenue and expenses for that race and/or the related supporting events may be recognized in either the fiscal quarter ending August
31 or the fiscal quarter ending November 30. Further, in July 1998 the Company announced the postponement of the NASCAR Winston Cup Series Pepsi 400 at Daytona, historically conducted in the Company's third quarter, from July 4, 1998 to October 17, 1998 as a result of the nationally publicized forest fire emergency throughout the state of Florida. The rescheduling of the Pepsi 400 at Daytona resulted in event-related revenues and expenses being recognized in the quarter ending November 30, 1998, while corresponding revenues and expenses were recognized in the quarter ended August 31 in fiscal 1999.

On July 26, 1999, the Company acquired the 88% interest it did not already own in PMI. As a result of the transaction, the Company also acquired PMI's 45% interest in Miami, bringing the Company's ownership in that facility to 90%.
The Company has recognized revenues and expenses associated with acquired operations on a consolidated basis subsequent to July 26, 1999, including three NASCAR Winston Cup Series events and three NASCAR Busch Series, Grand
National Division events, one NASCAR Craftsman Truck Series event and one CART
FedEx Championship Series event.

Accordingly, the Company's results of operations are not necessarily comparable on a period-to-period basis.

     The following table presents certain unaudited financial data for each fiscal quarter of fiscal 1998 and fiscal 1999 (in thousands, except per share amounts):




                                                         FISCAL QUARTER ENDED
                                    ------------------------------------------------------------
                                     FEBRUARY 28,       MAY 31,      AUGUST 31,     NOVEMBER 30,
                                         1998            1998           1998            1998
                                    --------------   ------------   ------------   -------------
   Total Revenues .................    $ 68,284        $ 38,191       $ 17,822       $ 64,671
   Operating Income (loss) ........      33,000           7,784         (4,687)        24,817
   Net Income (loss) ..............      20,149           6,046         (1,944)        15,941
   Basic earnings (loss) per share         0.53            0.16          (0.05)          0.37
   Diluted earnings (loss) per share       0.53            0.16          (0.05)          0.37

                                                         FISCAL QUARTER ENDED
                                    ------------------------------------------------------------
                                     FEBRUARY 28,       MAY 31,      AUGUST 31,     NOVEMBER 30,
                                         1999            1999           1999            1999
                                    --------------   ------------   ------------   -------------
   Total Revenues .................    $83,236        $44,635        $66,226         $104,625
   Operating Income ...............     40,233          9,587         16,822           29,314
   Net Income .....................     25,939          6,844          9,635           14,195
   Basic earnings per share .......       0.61           0.16           0.21             0.27
   Diluted earnings per share .....       0.60           0.16           0.20             0.27



IMPACT OF THE YEAR 2000

The Year 2000 issue is the result of computer programs and other business systems being written using two digits rather than four to represent the year. Many of the time sensitive applications and business systems of the Company and its business partners could recognize a date using "00" as the year 1900 rather than the year 2000, which potentially could result in system failure or disruption of operations.

The Company diligently addressed the potential Year 2000 issue through remediation projects relating to its information technology systems, non-information technology systems and material third party relationships. The Company completed these initiatives at an estimated cost of $600,000. Previously disclosed as such, most of the Company's major information technology systems were updated or replaced with Year 2000 compliant applications in the normal course of business.

As of this date, the Company has not experienced any significant business disruptions or system failures as a result of the Year 2000 issue. There have been no substantial Year 2000 related issues reported from our major business partners.

Although the Year 2000 event has occurred, and while there can be no assurance that there will be no problems related to the Year 2000 for a period of time after January 1, 2000, the Company believes it will not be adversely impacted by the Year 2000 issue.

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

DEPENDENCY UPON NASCAR

The Company's success has been and will remain dependent upon maintaining a good working relationship with NASCAR, the sanctioning body for NASCAR's Winston Cup Series, the Busch Series - Grand National Division and certain other races promoted by the Company. The Company has sanctioning agreements to promote and market eleven NASCAR Winston Cup Series championship point races, two NASCAR Winston Cup Series non-championship point races, nine NASCAR Busch Series - Grand National Division races and a number of other NASCAR races for the 1999 racing season. Each NASCAR event sanctioning agreement is awarded on an annual basis. In fiscal 1999, NASCAR-sanctioned races at the Company's facilities accounted for approximately 79% of the Company's total revenues. Although William C. France and James C. France presently control both the Company and NASCAR and management believes that the Company will continue to maintain an excellent relationship with NASCAR for the foreseeable future, NASCAR is under no obligation to continue to enter into sanctioning agreements with the Company to promote any event. Failure to obtain a sanctioning agreement for a major NASCAR event would have a material adverse effect on the Company's financial condition and results of operations. Moreover, although the Company's general growth strategy includes the possible development and/or acquisition of additional motorsports facilities, there can be no assurance that NASCAR will enter into sanctioning agreements with the Company to promote races at such facilities.

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

UNCERTAIN PROSPECTS OF NEW MOTORSPORTS FACILITIES

The Company's growth strategy includes the potential acquisition and/or development of new motorsports facilities, including the Kansas
International Speedway and the development of a motorsports facility near Chicago, Illinois. The Company's ability to implement successfully this element of its growth strategy will depend on a number of factors, including
(i) the Company's ability to obtain one or more additional sanctioning agreements to promote NASCAR Winston Cup, NASCAR Busch Series - Grand National Division or other major events at these new facilities, (ii) the cooperation of local government officials, (iii) the Company's capital resources, (iv) the Company's ability to control construction and operating costs, (v) the Company's ability to hire and retain qualified personnel and (vi) with respect to the proposed Kansas International Speedway, the resolution of certain pending litigation. The Company's inability to implement its expansion plans for any reason could adversely affect its business prospects. In addition, expenses associated with developing, constructing and opening a new facility may have a negative effect on the Company's financial condition and results of operations in one or more future reporting periods. The cost of any such transaction will depend on a number of factors, including the facility's location, the extent of the Company's ownership interest and the degree of any municipal or other public support. Moreover, although management believes that it will be able to obtain financing to fund the acquisition, development and/or construction of additional motorsports facilities should the Company implement this element of its growth strategy, there can be no assurance that adequate debt or equity financing will be available on satisfactory terms.

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

The Company is not aware of any proposed governmental regulation which would materially limit the availability to motorsports of promotion, sponsorship or advertising revenue from the alcoholic beverage industry. The combined advertising and sponsorship revenue from the tobacco and alcoholic beverage industries accounted for approximately 1.6% and 1.5% of the Company's total revenues in fiscal 1998 and fiscal 1999, respectively. In addition, the tobacco and alcoholic beverage industries provide financial support to the motorsports industry through, among other things, their purchase of advertising time, their sponsorship of racing teams and their sponsorship of racing series such as NASCAR's Winston Cup Series and Busch Series - Grand National Division.

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

Additionally, the Company maintained a significant certificate of deposit with one financial institution at November 30, 1998, and a significant amount in a repurchase agreement with one financial institution at November 30, 1999 related to the December 1, 1999 purchase of Richmond (See "Future Liquidity"). The Company believes that it was not exposed to any significant credit risk on these investments due to the strength of the financial institutions and the short term nature of the investments.

In January 1999, the Unified Government issued approximately $71.3 million in TIF bonds in connection with the financing of the construction of the speedway in Kansas (See "Future Liquidity"). The TIF bonds are serviced through payments by the Unified Government, which are funded through payments made by the Company to the Unified Government in lieu of property taxes. The TIF bonds are comprised of a $21.6 million, fixed rate (6.15%) term bond due December 1, 2017 and a $49.7 million fixed rate (6.75%) term bond due December 1, 2027. The proceeds from the TIF bonds, along with the Company's initial equity commitment to the Kansas City track, were deposited in a trust account and are classified as restricted investments on the Company's balance sheet. The trust account has invested the funds in a guaranteed investment contract earning an interest rate of approximately 4.75%.

On October 6, 1999, the Company completed an offering of $225 million principal amount of Senior Notes due October 15, 2004 in a private placement. The unsecured Senior Notes bear interest at 7.875% and rank equally with all of the Company's other senior unsecured and unsubordinated indebtedness. The Senior Notes require semi-annual interest payments beginning on April 15, 2000 through maturity on October 15, 2004. The Senior Notes may be redeemed in whole or in part, at the option of the Company, at any time or from time to time at a redemption price as defined in the indenture. Certain of the Company's subsidiaries are guarantors of the Senior Notes. The Senior Notes also contain various restrictive covenants. On January 19, 2000, the Company commenced an offer to exchange the Senior Notes issued in the private placement for registered Senior Notes with substantially identical terms. The exchange offer will expire on February 28, 2000.

The Company is exposed to market risks related to fluctuations in interest rates on its variable rate debt, which consists of borrowings of $199.5 million at November 30, 1999 under the Company's $250 million Credit Facility, $20 million credit facility and $30 million term debt. The Company has an interest swap agreement covering the $20 million credit facility and the $30 million term loan to fix the interest rate through the remainder of the agreement.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Shareholders
International Speedway Corporation

     We have audited the accompanying consolidated balance sheets of International Speedway Corporation and subsidiaries as of November 30, 1998 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended November 30, 1997, 1998 and 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Speedway Corporation and subsidiaries at November 30, 1998 and 1999, and the consolidated results of their operations and their cash flows for the years ended November 30, 1997, 1998 and 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        Ernst & Young LLP


Jacksonville, Florida
January 21, 2000

                      INTERNATIONAL SPEEDWAY CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                        NOVEMBER 30,
                                                                  ______________________
                                                                     1998          1999
                                                                  ______________________
                                                                       (IN THOUSANDS)
                                ASSETS
Current Assets:
  Cash and cash equivalents .........................              $ 38,676     $    37,811
  Short-term investments (Note 5) ...................                54,127             690
  Receivables, less allowance of $100 and $1,000,
    respectively ....................................                 9,445          15,312
  Inventories .......................................                   953           3,466
  Prepaid expenses and other current assets .........                 3,267           7,696
                                                                    -------     ------------
Total Current Assets ................................               106,468          64,975

Property and Equipment, net (Note 2) ................               225,831         657,682

Other Assets:
  Equity investments (Note 3) .......................                44,087          17,423
  Goodwill, less accumulated amortization of $1,386
    and $6,753, respectively (Note 1)................                38,927         542,583
  Restricted investments (Note 1) ...................                53,500         295,929
  Other .............................................                 8,005          20,535
                                                                   --------     ------------
                                                                    144,519         876,470
                                                                   --------     ------------
Total Assets ........................................             $ 476,818     $ 1,599,127
                                                                   ========     ============
                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable ..................................             $  10,367     $    17,655
  Deferred income (Note 1) ..........................                62,253          77,119
  Current portion of long-term debt (Note 6) ........                   598           2,655
  Other current liabilities .........................                 7,736          19,443
                                                                   ---------    ------------
Total Current Liabilities ...........................                80,954         116,872

Long-Term Debt (Note 6) .............................                 2,775         496,067
Deferred Income Taxes (Note 7) ......................                26,234          72,291
Long Term Deferred Income (Note 1) ..................                    --           8,376
Minority Interest (Note 1) ..........................                    --           3,051
Commitments and Contingencies (Note 9)...............                    --              --

Shareholders' Equity (Notes 1 and 8):
  Class A Common Stock, $.01 par value, 80,000,000 shares
    authorized; 11,529,590 and 22,876,075 issued and outstanding
    in 1998 and 1999, respectively ..................                   115             229
  Class B Common Stock, $.01 par value, 40,000,000 shares
    authorized; 31,573,043 and 30,248,639 issued and outstanding
    in 1998 and 1999, respectively ..................                   316             302
  Additional paid-in capital ........................               205,089         687,321
  Retained earnings .................................               163,201         216,432
                                                                   ---------    ------------
                                                                    368,721         904,284
  Less unearned compensation--restricted stock (Note 12)              1,866           1,814
                                                                   ---------    ------------
Total Shareholders' Equity ..........................               366,855         902,470
                                                                   ---------    ------------
Total Liabilities and Shareholders' Equity ..........              $476,818     $ 1,599,127
                                                                   =========    ============

See accompanying notes.

                INTERNATIONAL SPEEDWAY CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME

                                                                                   YEAR ENDED NOVEMBER 30,
                                                                     --------------   --------------   -------------
                                                                          1997             1998              1999
                                                                     --------------   --------------   -------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
 Admissions, net ...................................                   $   69,487       $   86,946      $   134,174
 Motorsports related income ........................                       46,650           71,793          116,241
 Food, beverage and merchandise income .............                       23,408           28,597           46,453
 Other income ......................................                        1,829            1,632            1,854
                                                                       -----------      -----------      -----------
                                                                          141,374          188,968          298,722
Expenses:
 Direct expenses:
  Prize and point fund monies and NASCAR
    sanction fees ..................................                       20,567           28,767           45,615
  Motorsports related expenses .....................                       23,075           33,283           51,031
  Food, beverage and merchandise expenses ..........                       13,435           15,025           23,988
 General and administrative expenses ...............                       29,486           37,842           57,066
 Depreciation and amortization .....................                        9,910           13,137           25,066
                                                                       -----------      -----------      -----------
                                                                           96,473          128,054          202,766
                                                                       -----------      -----------      -----------
Operating income ...................................                       44,901           60,914           95,956
Interest income ....................................                        3,196            4,414            8,780
Interest expense ...................................                         (509)            (582)          (6,839)
Equity in net income (loss) from
  equity investments ...............................                          366             (905)          (1,819)
Gain on sale of equity investment ..................                            -            1,245               --
Minority interest ..................................                            -                -             (796)
                                                                       -----------      -----------      -----------
Income before income taxes .........................                       47,954           65,086           95,282
Income taxes (Note 7) ..............................                       18,158           24,894           38,669
                                                                       -----------      -----------      -----------
Net income .........................................                   $   29,796       $   40,192       $   56,613
                                                                       ===========      ===========      ===========
Basic earnings per share (Note 1) ..................                   $     0.78       $     1.00       $     1.22
                                                                       ===========      ===========      ===========
Diluted earnings per share (Note 1) ................                   $     0.78       $     1.00       $     1.22
                                                                       ===========      ===========      ===========
Dividends per share (Note 1) .......................                   $     0.06       $     0.06       $     0.06
                                                                       ===========      ===========      ===========
Basic weighted average shares outstanding (Note 1).                    38,185,473       40,025,643       46,394,614
                                                                       ===========      ===========      ===========
Diluted weighted average shares outstanding (Note 1)                   38,339,978       40,188,800       46,518,977
                                                                       ===========      ===========      ===========

See accompanying notes.

                INTERNATIONAL SPEEDWAY CORPORATION
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                CLASS A    CLASS B
                                                COMMON     COMMON                                  UNEARNED
                                                 STOCK      STOCK     ADDITIONAL                COMPENSATION--       TOTAL
                                               $.01 PAR   $.01 PAR     PAID-IN      RETAINED      RESTRICTED     SHAREHOLDERS'
                                                 VALUE      VALUE      CAPITAL      EARNINGS         STOCK          EQUITY
                                              ---------- ---------- ------------- ------------ ---------------- --------------
                                                                               (IN THOUSANDS)


BALANCE AT NOVEMBER 30, 1996 ................    $ 40      $344       $ 82,236      $ 98,119        $(1,450)       $179,289
 Net income .................................      --        --             --        29,796             --          29,796
 Cash dividends ($.06 per share) ............      --        --             --        (2,310)            --          (2,310)
 Change in equity investments (Note 3) ......      --        --          2,263            --             --           2,263
 Additional expense of Class A
   Common Stock Offering ....................      --        --            (46)           --             --             (46)
 Restricted stock granted (Note 12) .........      --         1          1,984            --         (1,985)             --
 Reacquisition of previously issued
   common stock .............................      --        --             --          (148)            --            (148)
 Conversion of Class B Common Stock to
   Class A Common Stock .....................      13       (13)            --            --             --              --
 Amortization of unearned
   compensation (Note 12) ...................      --        --             --            --          1,063           1,063
                                                 ----      -----       --------     --------       --------        --------
BALANCE AT NOVEMBER 30, 1997 ................      53       332         86,437       125,457         (2,372)        209,907
  Net income ................................      --        --             --        40,192              -          40,192
  Public offering - Class A Common Stock
   (Note 8) ................................       46         -        117,654            --             --         117,700
  Cash dividends ($.06 per share) ...........       -        --             --        (2,310)            --          (2,310)
  Change in equity investment (Note 3) ......       -        --             (7)           --             --              (7)
  Restricted stock granted (Note 12) ........      --        --            680            --           (680)             --
  Reacquisition of previously issued
   common stock ............................       --        --            (57)         (138)            --            (195)
  Conversion of Class B Common Stock to
   Class A Common Stock ....................       16       (16)            --            --             --              --
  Forfeiture of restricted shares ...........      --        --           (110)           --            110              --
  Income tax benefit related to restricted
   stock plan (Note 12) ....................       --        --            492            --             --             492
  Amortization of unearned
   compensation (Note 12) ..................       --        --             --            --          1,076           1,076
                                                 ----      -----      ---------     ---------       --------       ---------
BALANCE AT NOVEMBER 30, 1998 ................     115       316        205,089       163,201         (1,866)        366,855
  Net income ................................      --        --            --         56,613             --          56,613
  Issuance of Common Stock for PMI acquisition    100         -        480,472            --             --         480,572
  Cash dividends ($.06 per share) ...........      --        --            --         (2,586)            --          (2,586)
  Change in equity investment (Note 3) ......      --        --            (90)                          --             (90)
  Restricted stock granted (Note 12) ........      --        --          1,035            --         (1,035)             --
  Reacquisition of previously issued
   common stock .............................      --        --           (314)         (796)            --          (1,110)
  Conversion of Class B Common Stock to Class
   A Common Stock ...........................      14       (14)            --            --             --              --
  Income tax benefit related to restricted
   stock plan (Note 12)......................      --        --          1,129            --             --           1,129
  Amortization of unearned compensation (Note 12)  --        --             --            --          1,087           1,087
                                                 ----      -----      ---------     --------        --------       ---------
BALANCE AT NOVEMBER 30, 1999 ................    $229      $302       $687,321      $216,432        $(1,814)       $902,470
                                                 ====      =====      =========     ========        ========       =========

See accompanying notes.

                      INTERNATIONAL SPEEDWAY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED
                                                                         NOVEMBER 30,
                                                           ------------  ------------  -----------
                                                              1997          1998          1999
                                                           ------------  ------------  -----------
                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES
 Net income ...........................................     $ 29,796       $ 40,192       $ 56,613
 Adjustments to reconcile net income
   to net cash provided by operating activities:
 Depreciation and amortization ........................        9,910         13,137         25,066
 Amortization of unearned compensation ................        1,063          1,076          1,087
 Deferred income taxes ................................        4,425          5,545         14,458
 Undistributed (income) loss from
   equity investments. ................................         (366)           905          1,819
 Minority interest ....................................           --             --            796
 Gain on sale of equity investment ....................            -         (1,245)            --
 Changes in Operating Assets and Liabilities:
   Receivables .........................................        (667)        (2,020)         6,413
   Inventories, prepaid expenses and other current assets       (204)           723          3,549
   Other assets ........................................        (204)        (2,152)        (1,000)
   Accounts payable ....................................       2,278          4,471            593
   Deferred income .....................................       6,791         12,915        (16,789)
   Other current liabilities ...........................       2,112          5,965          6,358
                                                            ---------      ---------      ---------
 Net Cash Provided by Operating Activities .............      54,934         79,512         98,963
INVESTING ACTIVITIES
 Change in short-term investments ......................      51,956        (84,026)        53,937
 Capital expenditures ..................................     (38,627)       (71,858)      (126,596)
 Other, net ............................................      (1,253)        (1,323)        (2,245)
 Equity investments ....................................     (17,725)          (410)       (17,723)
 Increase in restricted investments, net ...............          --              -       (242,429)
 Proceeds from sale of equity investment ...............           -          5,270             --
 Acquisition of Penske Motorsports, Inc., net of cash
  acquired .............................................          --             --       (133,440)
 Acquisition of Watkins Glen International interest,
   net of cash acquired ................................        (996)            --             --
 Acquisition of Phoenix International Raceway,
   net of cash acquired ................................     (43,868)            --             --
                                                            ---------      ---------      ---------
 Net Cash Used in Investing Activities .................     (50,513)      (152,347)      (468,496)
FINANCING ACTIVITIES
 Proceeds from long-term debt ..........................          --             --        638,786
 Payment of long-term debt .............................           -        (13,658)      (254,560)
 Deferred financing costs, net .........................          --             --        (11,862)
 Reacquisition of previously issued common stock .......        (148)          (195)        (1,110)
 Additional expense of Class A
   Common Stock Offering ...............................         (46)            --             --
 Cash dividends paid ...................................      (2,310)        (2,310)        (2,586)
 Issuance of Class A Common Stock ......................          --        117,700             --
                                                            ---------      ---------      ---------
 Net Cash Provided by (Used in) Financing Activities....      (2,504)       101,537        368,668
                                                            ---------      ---------      ---------
Net Increase (Decrease) in Cash and Cash Equivalents ...       1,917         28,702           (865)
Cash and Cash Equivalents at Beginning of Period .......       8,057          9,974         38,676
                                                            ---------      ---------      ---------
Cash and Cash Equivalents at End of Period .............    $  9,974       $ 38,676       $ 37,811
                                                            =========      =========      =========

See accompanying notes.

                INTERNATIONAL SPEEDWAY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        NOVEMBER 30, 1999

NOTE 1 - DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS: International Speedway Corporation and its majority-owned subsidiaries (the "Company") is a leading promoter of motorsports activities in the United States. As of November 30, 1999, the Company owned and/or operated ten premier motorsports facilities as follows:

Track Name                          Location                    Track Length
------------------------------------------------------------------------------
Daytona International Speedway      Daytona Beach, Florida        2.5 Miles
Michigan Speedway                   Brooklyn, Michigan            2.0 Miles
Talladega Superspeedway             Talladega, Alabama            2.6 Miles
California Speedway                 Fontana, California           2.0 Miles
Phoenix International Raceway       Phoenix, Arizona              1.0 Miles
North Carolina Speedway             Rockingham, North Carolina    1.0 Miles
Darlington Raceway                  Darlington, South Carolina    1.3 Miles
Homestead-Miami Speedway            Homestead, Florida            1.5 Miles
Nazareth Speedway                   Nazareth, Pennsylvania        1.0 Miles
Watkins Glen International          Watkins Glen, New York        3.4 Miles

The Company also operates Tucson Raceway Park in Pima County Arizona.

     At these facilities the Company promoted over one hundred stock car, sports car, truck, motorcycle and other racing events in 1999, including eleven NASCAR Winston Cup Series championship point races, two NASCAR Winston Cup Series non-championship point races, nine NASCAR Busch Series, Grand National Division races, three NASCAR Craftsman Truck Series races, one CART FedEx Championship Series race, one Indy Racing League Series race, and a number of prestigious sports car and motorcycle races. The Company also conducts, either through operations of the facility or through its wholly-owned subsidiaries Americrown Service Corporation and Motorsports International Corp. (See Note 4), souvenir merchandising operations at its Daytona, Talladega, California, North Carolina, Darlington, Miami, Nazareth and Watkins Glen facilities, food and beverage concession operations at its Daytona, Talladega, North Carolina, Darlington, Nazareth, and Watkins Glen facilities and provides catering services to corporate customers both in suites and chalets at its Daytona, Talladega, Darlington, Miami and Watkins Glen facilities.

     Motorsports International Corp. also produces and markets motorsports-related merchandise such as apparel, souvenirs and collectibles to retail customers through catalogue sales and trackside operations (unrelated to the souvenir merchandising operations described above) at certain motorsports facilities, including many of those owned and/or operated by the Company, as well as through direct sales to dealers.

     The Company's proprietary MRN radio network produces and syndicates NASCAR Winston Cup Series, NASCAR Busch Series, Grand National Division, NASCAR Craftsman Truck Series and other races promoted by the Company and others. MRN Radio also produces daily and weekly NASCAR racing programs.

     The Company owns and operates DAYTONA USA--The Ultimate Motorsports Attraction, a motorsports-themed entertainment complex that includes interactive media, theaters, historical memorabilia and exhibits, tours and riding/driving experiences of Daytona International Speedway.

     Competition Tire (See Note 4), one of the Company's wholly-owned subsidiaries, engages in the wholesale and retail sale and distribution of Goodyear brand racing tires for certain types of racing events.

     The Company has a 50% equity investment in the Motorsports Alliance, LLC ("MSA"), which is owned 50% by the Company and 50% by Indianapolis Motor Speedway Corp. MSA owns a 75% interest in Raceway Associates, LLC, ("Raceway Associates") which owns the 240 acre Route 66 Raceway motorsports complex located in Joliet, Illinois, approximately 35 miles from downtown Chicago and 930 acres adjacent to the existing Route 66 Raceway motorsports complex (See
Note 3).

SIGNIFICANT ACCOUNTING POLICIES:

     PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of International Speedway Corporation, its wholly-owned subsidiaries, and Homestead-Miami Speedway, LLC, ("Miami"), a 90% owned subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation.

     CASH AND CASH EQUIVALENTS: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, bank demand deposit accounts, repurchase agreements and money market accounts at investment firms. Cash and cash equivalents exclude certificates of deposit, obligations of U.S. Government Agencies, U.S. Treasury Notes and U.S. Treasury Bills, regardless of original maturity.

     INVESTMENTS (NOTE 5): The Company accounts for investments in accordance with Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

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

     PROPERTY AND EQUIPMENT (NOTE 2): Property and equipment, including improvements to existing facilities, are stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method over the estimated useful lives as follows:

            Buildings, grandstands and tracks .........   5-34 years
            Furniture and equipment ...................   3-20 years

The carrying values of property and equipment are evaluated for impairment based upon expected future undiscounted cash flows. If events or circumstances indicate that the carrying value of an asset may not be recoverable, an impairment loss would be recognized equal to the difference between the carrying value of the asset and its fair value.

     EQUITY INVESTMENTS (NOTE 3): Equity investments are accounted for using the equity method of accounting. The Company's equity in the net income from equity investments is recorded as income with a corresponding increase in the investment. Dividends received and amortization of the Company's investment in excess of its pro rata share of the underlying assets reduce the investment. The Company's investment in excess of its pro rata share of the underlying assets is amortized by the straight-line method over 20-40 years. The Company recognizes the effects of transactions involving the sale or distribution by an equity investee of its common stock as capital transactions.

     GOODWILL (NOTE 4): Goodwill resulting from acquisitions is being amortized by the straight-line method over 40 years. Recoverability of intangibles is assessed using estimated undiscounted cash flows of related operations. Annual amortization expense for the years ended November 30, 1997, 1998 and 1999 was approximately $382,000, $1.0 million and $5.4 million, respectively. In fiscal 1999, approximately $4.3 million of this amortization is related to the acquisition of Penske Motorsports, Inc. ("PMI"), approximately $4.0 million of which is not deductible for tax purposes.

     MINORITY INTEREST: Minority interest consists of the 10% interest in Miami that is not owned by the Company.

     RESTRICTED INVESTMENTS: Restricted investments at November 30, 1999 included approximately $ 80.7 million deposited in trustee administered accounts for the benefit of the Kansas speedway project (See Note 6) and approximately $215.2 million in cash held in escrow for the Company's purchase of Richmond International Raceway (See Note 16). The funds held in trust for the Kansas speedway project have been invested in a guaranteed investment contract with a maturity date of April 2001 accruing interest at a rate of approximately 4.75%.

Restricted investments at November 30, 1998 included approximately $53.5 million in short-term investments designated for the Company's equity commitment to the Kansas speedway project (See Note 6).

     DEFERRED FINANCING FEES: Deferred financing fees are amortized over the term of the related debt and are included in other non-current assets.

     DERIVATIVE FINANCIAL INSTRUMENTS: The Company uses interest rate swap agreements to minimize the impact of interest rate fluctuations on certain floating interest rate long-term borrowings. The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest expense.

     INCOME TAXES (NOTE 7): Income taxes have been provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     REVENUE RECOGNITION/DEFERRED INCOME: Admission income and all race-related revenue is earned upon completion of an event and is stated net of admission and sales taxes collected. Advance ticket sales and all race-related revenue on future events are deferred until earned. Revenues from the sale of tires and merchandise to retail customers, catalogue sales and direct sales to dealers are recognized at the time of the sale.




     In 1999, Kansas Speedway Corporation ("KSC") began offering Founding Fan Preferred Access Speedway Seating ("PASS") agreements whereby purchasers are provided the exclusive right and obligation to purchase annual KSC season-ticket packages for sanctioned racing events for a period of thirty years under specified terms and conditions. Among other items, licensees are required to purchase all season-ticket packages when and as offered each year. Founding Fan PASS agreements automatically terminate without refund should owners not purchase any offered season tickets. KSC Founding Fan PASS fee deposits of $8.4 million at November 30, 1999 are included in long-term deferred income in the consolidated balance sheet.

Fees received under PASS agreements are being deferred prior to KSC hosting its first major motorsports event for the 2001 season. The Company will amortize net PASS fee revenues into income over the life of the PASS.

     ADVERTISING EXPENSE: Advertising costs are expensed as incurred or, as in the case of race-related advertising, upon the completion of the event. Advertising expense was approximately $2.4 million, $3.8 million and $5.8 million for the years ended November 30, 1997, 1998 and 1999, respectively.

     AMORTIZATION OF UNEARNED COMPENSATION (NOTE 12): The Company accounts for its long-term incentive stock plans in accordance with APB 25.

     EARNINGS PER SHARE: Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The difference between basic weighted average shares and diluted weighted average shares is related to shares issued under the Company's long-term incentive stock plans, using the treasury stock method as prescribed by the standard.

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

     NEW ACCOUNTING PRONOUNCEMENTS: During 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has no items of other comprehensive income and therefore no additional disclosure requirements.

     The Company also adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", in 1999. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and reporting selected information about operating segments in interim financial reports. (See Note
15)

     COMPARABILITY: For comparability, certain 1997 and 1998 amounts have been reclassified where appropriate to conform with the presentation adopted in 1999.








NOTE 2 -- PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of November 30:

                                       1998          1999
                                         (In Thousands)
Land and leasehold improvements     $ 32,651      $192,136
Buildings, grandstands and tracks    198,636       418,157
Furniture and equipment               36,726        67,875
Construction in progress              23,347        64,423
                                     -------      --------
                                     291,360       742,591
Less accumulated depreciation         65,529        84,909
                                     _______      ________
                                    $225,831      $657,682
                                    ========      ========

Depreciation expense was approximately $9.5 million, $12.1 million and $19.7 million for the years ended November 30, 1997, 1998 and 1999, respectively.

NOTE 3--EQUITY INVESTMENTS

    Equity investments includes the following:

                                                                     %                               %
                                                   1998          OWNERSHIP          1999         OWNERSHIP
                                             ----------------   -----------   ---------------   ----------
                                              (IN THOUSANDS)                   (IN THOUSANDS)
   PSH Corp. .............................        $31,470           20%           $    --           --%
   Homestead-Miami Speedway, LLC .........         12,617           45                 --           --
   Motorsports Alliance, Inc. ............             --                          17,364           50
   Competition Tire Canada ...............             --                              59           50
                                                  -------                         -------
                                                  $44,087                         $17,423
                                                  =======                         =======

     As a result of the PMI acquisition on July 26, 1999, the Company's investments in PSH Corp. (which held a 56% interest in PMI) and Miami are no longer included in equity investments. Subsequent to July 26, 1999, PMI and Miami are included in consolidated operations. (See Note 4)

     On May 5, 1999, MSA and the owners of Route 66 Raceway, LLC, formed a new company, Raceway Associates, which is owned 75% by MSA and 25% by the former owners of the Route 66 Raceway, LLC. As a result of this transaction, Raceway Associates owns the 240 acre Route 66 Raceway motorsports complex located in Joliet, Illinois, approximately 35 miles from downtown Chicago. Raceway Associates has also purchased 930 acres adjacent to the existing Route 66 complex on which it has commenced construction of a 1.5 mile oval motor speedway, which will initially accommodate approximately 75,000 spectators. The current estimate for the new superspeedway development is $125 to $130 million, $100 million of which will be financed through equity of approximately $50 million from MSA and approximately $50 million in future borrowings by Raceway Associates. The members of MSA will guarantee up to $50 million of these borrowings of Raceway Associates on a pro rata basis until such time as the operations of Raceway Associates meet certain financial criteria. Further, in December 1999, the City of Joliet, Illinois sold approximately $9 million in 6.75% municipal bonds (which are to be repaid by Raceway Associates through property tax assessments over twelve years) to help fund a portion of the project costs that relate to public infrastructure for the speedway development project. In addition, the Company (through MSA) may commit additional equity to fund a portion of additional project costs in excess of $109 million. During fiscal 1999, the Company contributed approximately $17.2 million to MSA, approximately $14.6 million of which has been applied towards the Company's portion of MSA's $50 million equity commitment.

     The Company's investment in excess of its share of underlying net assets in equity investments, net of amortization, amounted to $8.0 million in 1998. There was no investment in excess of its share of underlying net assets in equity investments at November 30, 1999 due to the acquisition of PMI and the consolidation of Miami's operating activities. Amortization of the excess over the Company's share of the underlying net assets for the years ended November 30, 1997, 1998 and 1999, was approximately $416,000, $444,000 and
$316,000, respectively.

     The Company's share of undistributed equity in the earnings from equity investments included in retained earnings at November 30, 1998 and 1999 was approximately $2.1 million and $736,000, respectively.

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

NOTE 4--ACQUISITIONS

     On April 1, 1997, the Company exercised its contractual option to acquire the 50% interest it did not already own in Watkins Glen International, Inc. ("Watkins Glen") from Corning, Inc. for approximately $3.1 million. The transaction price represented the stock's book value at December 31, 1996.

     The Company's equity in Watkins Glen's net loss through March 31, 1997 is included in equity in net income from equity investments at November 30, 1997. The acquisition of the additional 50% interest was accounted for under the purchase method. Subsequent to the acquisition on April 1, 1997, Watkins Glen is accounted for on a consolidated basis.

     On July 14, 1997, Phoenix Speedway Corporation, a newly formed wholly-owned subsidiary of the Company, acquired substantially all of the assets comprising the business and motorsports complex known as "Phoenix International Raceway" for consideration consisting of $46.4 million in cash, notes payable of $13.8 million, and related acquisition costs. Interest was accrued on the note payable to the former principal and shareholder at an annual rate of 9%. The note payable was paid in full as of December 1998.

     The Phoenix acquisition has been accounted for under the purchase method of accounting, and accordingly, the results of operations have been included in the Company's consolidated statements of income since the date of acquisition. The purchase price was allocated to the assets and liabilities acquired based on estimated fair values at the acquisition date. The excess of the purchase price over the fair value of the net assets acquired was approximately $40.8 million and was recorded as goodwill. During fiscal 1998, a reduction of the purchase price in accordance with the original purchase agreement resulted in an approximately $469,000 adjustment to goodwill and notes payable. In fiscal 1999 an adjustment to the purchase price in accordance with the original purchase agreement resulted in an increase to goodwill of approximately $867,000, with a corresponding payment to the principal and shareholder.

     On July 26, 1999, the Company, 88 Corp., (a merger subsidiary wholly-owned by the Company), and PMI consummated an Agreement and Plan of Merger (the "PMI Merger Agreement"). Pursuant to the PMI Merger Agreement, PMI merged into 88 Corp. ("the PMI Merger") and became a wholly-owned subsidiary of the Company.

     In connection with and immediately preceding the PMI Merger, the Company, Penske Performance, Inc., Penske Corporation, (the sole shareholder of Penske Performance, Inc.), and PSH Corp., (which owned approximately 56% of the issued and outstanding shares of PMI), consummated a separate Agreement and Plan of Merger which resulted in the merger of PSH Corp. into the Company.

     Pursuant to the merger agreements, the Company acquired the approximately 88%, or 12.2 million outstanding common shares, of PMI stock that it did not already own for approximately $129.8 million and 10,029,861 shares of the Company's Class A Common Stock. Transaction costs, net of cash acquired in the transaction, totaled approximately $3.6 million. The total cash and stock consideration issued in the transaction was approximately $611.1 million.

     Motorsports facilities acquired in the transaction include Michigan Speedway in Brooklyn, Michigan; Nazareth Speedway in Nazareth, Pennsylvania; California Speedway in San Bernardino County, California; and North Carolina Speedway in Rockingham, North Carolina. The Company also acquired PMI's 45% interest in Homestead-Miami Speedway, LLC ("Miami"), bringing the Company's ownership in that facility to 90%, as well as other PMI merchandising subsidiaries. As a result of the transaction, the Company operates 10 major motorsports facilities across the United States at November 30, 1999.

     The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations of the former PMI, as well as Miami, have been included in the Company's consolidated statements of income as of the date of acquisition.

     The transaction purchase price has been allocated to the assets and liabilities of PMI and Miami based upon preliminary estimates of their fair market value. Management does not believe the final valuation will differ materially from the preliminary valuation. The excess of the purchase price over the fair value of the net assets acquired of approximately $108.2 million has been allocated, based upon the preliminary valuation, as goodwill of approximately $507.4 million and assembled workforce of approximately $900,000 which are being amortized on a straight line basis over 40 years and five years, respectively.

     The following unaudited pro forma financial information presents a summary of consolidated results of operations as if the PMI acquisition had occurred as of the beginning of the year for each period presented, after giving effect to certain adjustments, including depreciation, amortization of goodwill, interest income, interest expense, equity earnings, minority interest and the related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made on that date, nor are they necessarily indicative of results which may occur in the future.










                                                                  PRO FORMA
                                                  --------------------------------------------
                                                    YEAR ENDED                 YEAR ENDED
                                                    NOVEMBER 30,               NOVEMBER 30,
                                                      1998                         1999
                                                 ---------------------------------------------

                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
   Total revenues ...................               $ 320,181                    $ 382,807
   Net income .......................                  35,596                       48,460
   Basic earnings per share .........                    0.71                         0.92
   Diluted earnings per share .......                    0.71                         0.91

NOTE 5--INVESTMENTS

     The following is a summary of investments:

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
                                       ========         ===             ===          ========

                                                         NOVEMBER 30, 1999
                                       -----------------------------------------------------
                                                        GROSS          GROSS       ESTIMATED
                                                     UNREALIZED     UNREALIZED      MARKET
                                          COST          GAINS         LOSSES         VALUE
                                       ----------   ------------   ------------   ----------
                                                          (IN THOUSANDS)

Held-to-maturity securities
    Municipal securities ...........     $ 690         $ --           $ --           $ 690
                                         ======       ======         ======          ======

     At November 30, 1998, approximately $53.5 million of $101 million invested in certificates of deposit were designated for the Company's investment in the Kansas speedway project. (See Note 6)

     The cost and market values of held-to-maturity securities include accrued investment income of approximately $25,000 and $10,000 at November 30, 1998 and 1999, respectively.

     The cost and estimated market value of the held-to-maturity securities at November 30, 1999, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of certain securities have the right to prepay obligations.

                                                        NOVEMBER 30, 1999
                                                   ---------------------------
                                                                    ESTIMATED
                                                        COST      MARKET VALUE
                                                   ------------  -------------
                                                          (IN THOUSANDS)
   Held-to-maturity securities
    Due in one year or less ........................    $ 690        $ 690
                                                        ======       ======



NOTE 6 -- LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

                                          November 30,            November 30,
                                              1998                    1999
                                          ------------            ------------
Senior Notes, net of discount of $338        $    --                $ 224,662
Credit facilities                                 --                  169,500
TIF bond debt service funding
  commitment, net of discount of $1,645           --                   69,010
Term debt                                         --                   30,000
Notes payable                                  3,373                    5,550
                                             --------               ----------
                                               3,373                  498,722
Less current portion                             598                    2,655
                                             --------               ----------
                                             $ 2,775                $ 496,067
                                             ========               ==========


Schedule of Payments:

          2000                              $   2,655
          2001                                  5,165
          2002                                  9,225
          2003                                  5,775
          2004                                391,890
          Thereafter                           85,995
                                             ---------
                                              500,705
          Discount                              1,983
                                             ---------
                                            $ 498,722
                                             =========

     On October 6, 1999, the Company completed an offering of $225 million principal amount of Senior Notes due October 15, 2004 in a private placement. The unsecured Senior Notes bear interest at 7.875% and rank equally with all of the Company's other senior unsecured and unsubordinated indebtedness. The Senior Notes require semi-annual interest payments beginning on April 15, 2000 through maturity on October 15, 2004. The Senior Notes may be redeemed in whole or in part, at the option of the Company, at any time or from time to time at a redemption price as defined in the indenture. Certain of the Company's subsidiaries are guarantors of the Senior Notes. The Senior Notes also contain various restrictive covenants. On January 19, 2000, the Company commenced an offer to exchange the Senior Notes issued in the private placement for registered Senior Notes with substantially identical terms. The exchange offer will expire on February 28, 2000.

     The total gross proceeds from the sale of the Senior Notes were $225 million, net of $349,000 discount and approximately $4.7 million of deferred financing fees. The deferred financing fees will be treated as additional interest related to the Senior Notes and amortized over the life of the Senior Notes on an effective yield method. The Company used approximately $176 million of the net proceeds from the transaction to repay outstanding borrowings under its $250 million Credit Facility

     In July 1999, the Company entered into a $300 million fully-underwritten five-year revolving credit facility ("Credit Facility") in order to finance a portion of the cash consideration in the PMI acquisition (Note 4) and to refinance PMI's outstanding indebtedness. Pursuant to the Credit Facility agreement, the size of the Credit Facility was automatically reduced from $300 million to $200 million upon the Company's receipt of the proceeds from the Senior Notes. In December, 1999, the Credit Facility was increased from $200 million to $250 million. The Credit Facility matures on March 31, 2004, and pays interest at LIBOR plus 50 to 100 basis points. At November 30, 1999, the Company had borrowings of $160 million under this Credit Facility, all of which related to the financing of the Company's December 1999 purchase of Richmond International Raceway (See Note 16). The Credit Facility contains various restrictive covenants.

     In addition, the Company's Miami subsidiary also has an agreement with a group of banks for a $20 million credit facility, letter of credit and a $30 million term loan. The credit facility and term loan are collateralized by all of the assets of the Company's Miami subsidiary. The $20 million credit facility, which is automatically reduced to $15 million on December 31, 2002, matures on December 31, 2004. At November 30, 1999, the Company had $10.5 million available under this credit facility. The term loan is payable in six annual installments, which range from $2.5 million on December 31, 1999 to $7.0 million on December 31, 2004. Interest on this credit facility and term loan is paid based on calendar quarters and accrues interest at LIBOR plus 150 basis points. The Company has entered into an interest rate swap agreement that effectively fixes the floating rate on the outstanding balances under the term loan at 6.0% through December 31, 1999, 6.6% through December 31, 2000 and 7.1% for the remainder of the loan period. This credit facility and the term loan contain various restrictive covenants.

     In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas ("Unified Government"), issued approximately $71.3 million in taxable special obligation revenue ("TIF") bonds and approximately $24.3 million in sales tax special obligation revenue ("STAR") bonds, in connection with the financing of phase I construction of the speedway in Kansas. The net proceeds were deposited into separate interest-bearing trust accounts. The STAR bonds will be retired with state and local taxes generated within the project's boundaries and are not an obligation of the Company. The TIF bonds are comprised of a $21.6 million, 6.15% term bond due December 1, 2017 and a $49.7 million, 6.75% term bond due December 1, 2027. The TIF bonds are serviced through payments by the Unified Government, which are funded through payments made by the Company to the Unified Government in lieu of property taxes ("Funding Commitment"). Principal (mandatory redemption) payments per the Funding Commitment are payable by the Company on October 1 of each year beginning in 1999. The semi-annual interest component of the Funding Commitment is payable annually on April 1 and October 1, beginning on April 1, 1999. The Company has granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.

     Simultaneous with the issuance of the STAR and TIF bonds in January 1999, the Company deposited into a trust account the unexpended portion of its initial $77.9 million equity commitment to the Kansas project. Prior to the issuance of the STAR and TIF bonds, the Company had spent approximately $29.9 million related to the construction of the speedway in Kansas. The unexpended portion of the TIF bond proceeds and the Company's equity contribution remaining in the trust accounts are classified as restricted investments on the Company's balance sheet. The funds held in trust have been invested in a guaranteed investment contract earning an interest rate of approximately 4.75% with a maturity date of April 2001.

     Total interest incurred by the Company was approximately $500,000, $600,000 and $6.8 million for the years ended November 30, 1997, 1998 and 1999, respectively. Total interest capitalized for the year ended November 30, 1999 was approximately $3.3 million. No interest was capitalized for the years ended November 30, 1997 and 1998.

     Financing costs of approximately $11.9 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 1999. These costs are being amortized on an effective yield method over the life of the related financing.

NOTE 7--FEDERAL AND STATE INCOME TAXES

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

     Significant components of the provision for income taxes are as follows:

                                                        YEAR ENDED     YEAR ENDED    YEAR ENDED
                                                        NOVEMBER 30,   NOVEMBER 30,  NOVEMBER 30,
                                                        -----------    ------------  ------------
                                                           1997            1998         1999
                                                        -----------    ------------  ------------
                                                                      (IN THOUSANDS)
   Current tax expense:
    Federal ...........................                  $ 12,973        $ 15,864       $ 20,921
    State .............................                     2,042           1,869          3,030
   Deferred tax expense (benefit):
    Federal ...........................                     2,181           6,158         14,843
    State .............................                       962           1,003           (125)
                                                         --------       ---------       ---------
   Provision for income taxes .........                  $ 18,158        $ 24,894       $ 38,669
                                                         ========        =========      =========

     The reconciliation of income tax computed at the federal statutory tax rates to income tax expense is as follows:


                                                 YEAR ENDED           YEAR ENDED              YEAR ENDED
                                              NOVEMBER 30, 1997    NOVEMBER 30, 1998       NOVEMBER 30, 1999
                                              -----------------    -----------------       -----------------
                                                          % OF                % OF                   % OF
                                                          PRE-TAX             PRE-TAX                PRE-TAX
                                               AMOUNT     INCOME   AMOUNT     INCOME       AMOUNT     INCOME
                                               ------------------  ---------------------   ------------ ------
                                                                       (IN THOUSANDS)
   Income tax computed at
    federal statutory rates ....              $ 16,784     35.0%       $ 22,780     35.0%   $ 33,349     35.0%
   State income taxes, net of
    federal tax benefit ........                 2,053      4.3           2,010      3.1       3,420      3.6
   Nondeductible goodwill ......                    --       --              --       --       1,387      1.5
   Non-taxable share of
    (income) loss from
    unconsolidated affiliates...                  (238)    (0.5)           (212)    (0.3)         58      0.1
   Officers' life insurance
    expense ....................                    23       --             (20)       -         (99)    (0.1)
   Other, net ..................                  (464)    (0.9)            336      0.4         554      0.5
                                               --------    -----       ---------    ------    -------     -----
                                              $ 18,158     37.9%       $ 24,894     38.2%   $ 38,669     40.6%
                                              ========    ======       =========    =====   =========    ======


NOTE 8--CAPITAL STOCK

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

     The Board of Directors of the Company is authorized, without further shareholder action, to divide any or all shares of the authorized Preferred Stock into series and fix and determine the designations, preferences and relative rights and qualifications, limitations, or restrictions thereon of any series so established, including voting powers, dividend rights, liquidation preferences, redemption rights and conversion privileges. No shares of Preferred Stock are outstanding. The Board of Directors has not authorized any series of Preferred Stock, and there are no plans, agreements or understandings for the authorization or issuance of any shares of Preferred Stock.

     During July of 1998, the Company sold an additional 4,600,000 shares of Class A Common Stock in a primary offering, including the Underwriters' over-allotment, at a price to the public of $27.00. The net proceeds to the Company were approximately $117.7 million, after deduction of underwriting discounts and commissions and expenses of the offering. As of November 30, 1998, the Company had used approximately $24.4 million of the net proceeds for the acquisition of land and preliminary construction related to the Kansas speedway and designated an additional $53.5 million for the further funding of its investment in that facility. The Company used the remaining proceeds to partially fund completion of additions and improvements to the Company's existing motorsports facilities, and for working capital and other corporate purposes, including the pursuit of further expansion opportunities.

NOTE 9--COMMITMENTS AND CONTINGENCIES

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

     The contribution expense for the plan was approximately $376,000, $523,000 and $580,000, for the years ended November 30, 1997, 1998, and 1999, respectively.

     As a result of the PMI acquisition, the Company assumed the PMI non-contributory profit-sharing plan, which covers employees who meet certain length of service requirements and the PMI defined contribution plan under
Section 401(k) of the Internal Revenue Code. Contributions of approximately $158,000 were made to the plans for the fiscal year ended November 30, 1999.

     B. The estimated cost to complete construction in progress at November 30, 1999 for existing facilities is approximately $52.0 million. At November 30, 1999, approximately $296 million is restricted for the Company's development of the Kansas speedway (See Note 6) and the purchase of Richmond International Raceway (See Note 16).

     The Company is a member of MSA which is owned 50% by the Company and 50% by Indianapolis Motor Speedway Corp. MSA owns a 75% interest in Raceway Associates which is constructing a major motorsports facility in Joliet, Illinois. Financing of the speedway development will include equity of approximately $50 million from the members of MSA on a pro rata basis, of which approximately $20.8 million remains to be committed at November 30, 1999, and borrowings of approximately $50 million by Raceway Associates. The members of MSA will guarantee up to $50 million in borrowings of Raceway Associates on a pro rata basis until such time as the operations of Raceway Associates meet certain financial criteria. At November 30, 1999, Raceway Associates had no outstanding borrowings under which the members of MSA were subject to the aforementioned guarantee. In addition, the Company, through MSA, may commit additional equity to fund a portion of additional speedway development project costs. (See Note 3)

     C. The Company leases its Homestead-Miami facility under an operating lease which expires December 31, 2032 and provides for subsequent renewal terms through December 31, 2075. The future minimum rental payments under such lease are as follows:

     Fiscal Year Ending
        November 30,                                 Amount
     ------------------                           ------------

      2000                                        $  2,215,000
      2001                                           2,215,000
      2002                                           2,215,000
      2003                                           2,215,000
      2004                                           2,215,000
      Thereafter                                    42,215,000
                                                   -----------
      Total                                        $53,290,000
                                                   ===========

     Rental expense for the Homestead-Miami facility for the year ended November 30, 1999 totaled $2,215,000.

     D. The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation is likely to have a material adverse effect on the Company's financial condition or results of operations. In addition to such routine litigation incident to its business the Company faces exposure from other legal proceedings as described below.

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

     In March 1997, two purported class action companion lawsuits were filed in the United States District Court, Northern District of Georgia, against the Company, Americrown, and a number of other persons (including Motorsports International Corp., previously a subsidiary of PMI which was acquired by the Company in the PMI acquisition). Both suits sought damages and injunctive relief on behalf of all persons who purchased souvenirs or merchandise from certain vendors at any NASCAR Winston Cup race or supporting event in the United States during the period 1991 to present. The two suits have been consolidated and class certification has not yet been decided by the court. Discovery has been concluded. The Company, Americrown and Motorsports International Corp. have disputed the allegations and have defended the actions fully and vigorously.

     Recently Americrown, Motorsports International Corp. and the Company have entered into Confidential Memoranda of Understanding ("MOU") to completely settle the Souvenir Litigation, without any admission of wrongdoing on their part. Under the terms of the MOU's (which have been filed under seal with the respective courts) the Company, Americrown and Motorsports International Corp. have agreed to pay approximately $4.6 million in cash and to distribute souvenir merchandise discount coupons to settle with classes which would encompass all purchasers of souvenirs and merchandise at NASCAR Winston Cup events during the period from January 1, 1991 to the present. The parties are in the process of attempting to agree on the terms of formal Settlement Agreements, including the terms of the coupon program. Such Settlement Agreements will then be subject to review and approval by both the state and federal courts. If the Settlement Agreements are not successfully finalized, the Company, Americrown and Motorsports International Corp. intend to resume the vigorous defense of the actions.

     The financial statements for fiscal 1999 include an accrual of approximately $2.8 million representing Americrown's cash portion of the proposed Souvenir Litigation settlement. The remaining $1.8 million is attributable to Motorsports International Corp. and was recorded as a part of the PMI acquisition purchase price. The effects of the discount coupon program will be recognized in future periods as coupons are redeemed.

     In connection with PMI's acquisition of North Carolina Speedway in 1997, certain North Carolina Speedway stockholders (constituting more than 5% of the North Carolina Speedway shares outstanding prior to the acquisition) exercised their right under North Carolina law to dissent to the price paid for the common stock of North Carolina Speedway. These dissenting shareholders were paid $16.77 per share. These dissenters have requested $55.00 per share and have sued PMI, Penske Acquisition, Inc. and North Carolina Speedway in North Carolina Superior Court, Mecklenburg County, North Carolina. Under PMI's agreement with Mrs. DeWitt (the former majority stockholder of North Carolina Speedway), if a dissenting stockholder, which represents more than five percent of the North Carolina Speedway stock, receives more consideration in a dissenters' action than PMI paid in connection with the acquisition of North Carolina Speedway, all stockholders of North Carolina Speedway at the time of the acquisition, other than PMI and its affiliates, would receive a per share amount equal to the award in dissenter's court less the per share amount paid in the acquisition ($19.61 per share to stockholders other than the dissenting shareholders). Because PMI acquired Mrs. DeWitt's shares prior to the completion of this acquisition, Mrs. DeWitt would not be entitled to receive additional consideration for her shares. A negative decision with respect to the dissenters' proceeding could materially increase the purchase price paid for North Carolina Speedway by PMI, which the Company would have to pay.

     Management is presently unable to predict or quantify the outcome of these matters

NOTE 10--RELATED PARTY DISCLOSURES AND TRANSACTIONS

     All of the racing events that take place during the Company's fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association ("AHRMA"), the American Motorcyclist Association ("AMA"), the Automobile Racing Club of America ("ARCA"), the Championship Auto Racing Teams ("CART"), the Championship Cup Series ("CCS"), the Federation Internationale de l'Automobile ("FIA"), the Federation Internationale Motocycliste ("FIM"), Historic Sportscar Racing ("HSR"), the International Race of Champions ("IROC"), the Indy Racing League ("IRL"), the National Association for Stock Car Auto Racing, Inc. ("NASCAR"), the Sports Car Club of America ("SCCA"), the Sportscar Vintage Racing Association ("SVRA"), the United States Auto Club ("USAC"), the United States Road Racing Championship ("USRRC"), and the World Karting Association ("WKA"). NASCAR, which sanctions some of the Company's principal racing events, is a member of the France Family Group which controls in excess of 60% of the combined voting power of the outstanding stock of the Company and some members of which serve as directors and officers. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors totaled approximately $17 million, $23.1 million and $36.2 million for the years ended November 30, 1997, 1998 and 1999, respectively.

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

     Brown & Brown, Inc., the servicing agent for the split-dollar insurance agreements, received a commission from an insurance company for its participation in the transactions. J. Hyatt Brown, President and Chief Executive Officer of Brown & Brown, Inc., is a Director of the Company.

     On May 5, 1999, MSA and the former owners of Route 66 Raceway, LLC formed a new company, Raceway Associates, which is owned 75% by MSA and 25% by the former owners of the Route 66 Raceway, LLC (See Note 3 - - Equity Investments). Route 66 Raceway, LLC owns the 240 acre Route 66 Raceway motorsports complex located in Joliet, Illinois, approximately 35 miles from downtown Chicago. As a result of this transaction the new Raceway Associates now owns the Route 66 Raceway, LLC and the Route 66 Raceway motorsports complex. Edward H. Rensi, a director of the Company, was one of the former owners of the Route 66 Raceway, LLC. Mr. Rensi owned approximately 5.13% of the Route 66 Raceway, LLC and as a result of the transaction now owns approximately 1.28% of Raceway Associates.

     Pursuant to the merger agreement for the PMI acquisition (See Note 4) the Company is currently obligated to place three individuals designated by Penske Performance, Inc. on its board of directors and to include such designees as nominees recommended by the Company's board of directors at future elections of directors by shareholders. Messrs. Roger S. Penske, Gregory W. Penske and Walter P. Czarnecki are presently the designees of Penske Performance, Inc. serving on the Company's board of directors. Penske Performance, Inc. is wholly-owned by Penske Corporation which beneficially owns more than five percent of the outstanding stock of the Company. Messrs. Penske, Penske and Czarnecki are also officers and directors of Penske Performance, Inc. and other Penske Corporation affiliates. Roger S. Penske beneficially owns a majority of the voting stock of and controls Penske Corporation and its affiliates. During fiscal 1999 subsequent to the PMI acquisition, Penske Corporation provided the Company with certain executive and legal services at a cost of approximately $313,000. Also, the Company, through certain subsidiaries acquired in the PMI acquisition, sold admissions to the Company's events, hospitality suite occupancy and related services, merchandise, apparel and racing tires and accessories to Penske Corporation and its affiliates. In fiscal 1999 subsequent to the PMI acquisition, Penske Corporation and its affiliates paid approximately $759,000 for the aforementioned goods and services. The Company has outstanding receivables and payables/accrued expenses related to Penske Corporation and its affiliates of approximately $186,000 and $433,000, respectively, at November 30, 1999.

NOTE 11--SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash paid for income taxes and interest for respective periods is summarized as follows:

                                                                YEARS ENDED
                                                                NOVEMBER 30,
                                              ___________________________________________

                                                1997               1998            1999
                                              ________           ________         ________

                                                              (IN THOUSANDS)
   Income taxes paid .........                 $13,652           $13,618           $28,645
                                               =======           =======           =======
   Interest paid .............                 $    31           $   982           $ 7,005
                                               =======           =======           =======

     See Note 3 for discussion of non-cash equity investment transactions.

NOTE 12--LONG-TERM INCENTIVE STOCK PLANS

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

     In 1996, the Company's Board of Directors and a majority of the Company shareholders approved the "1996 Long-Term Incentive Plan" (the "1996 Plan") for certain officers, employees and consultants of the Company. The 1996 Plan authorizes the grant of stock options (incentive and nonstatutory), stock appreciation rights ("SARs") and restricted stock. The Company has reserved an aggregate of 1,000,000 shares (subject to adjustment for stock splits and similar capital changes) of the Company's Class A Common Stock for grants under the 1996 Plan. In April 1998 and 1999, awards of restricted stock under the 1996 Plan were made at no cost to Plan participants based upon fiscal 1997 and 1998 results. There have been no grants of stock options or SARs under the 1996 Plan.

     Shares of restricted stock awarded under the 1994 and 1996 Plans vest at the rate of 50% of each award on the third anniversary of the award date and the remaining 50% on the fifth anniversary of the award date. Shares awarded under the 1994 and 1996 Plans generally are subject to forfeiture in the event of termination of employment prior to the vesting dates. Prior to vesting, the 1994 and 1996 Plan participants own the shares and may vote and receive dividends, but are subject to certain restrictions. Restrictions include the prohibition of the sale or transfer of the shares during the period prior to vesting of the shares. The Company also has the right of first refusal to purchase any shares of stock issued under the 1994 and 1996 Plans which are offered for sale subsequent to vesting.

    On January 1, 1997 a total of 98,010 restricted shares of the Company's Class B Common Stock was awarded to certain officers and managers under the 1994 Plan. On April 1, 1998 and 1999, 22,236 and 19,633 restricted shares of the Company's Class A Common Stock, respectively, were awarded to certain officers and managers under the 1996 Plan. The market value of shares awarded on January 1, 1997 and April 1, 1998 and 1999 amounted to approximately $2.0 million, $680,000 and $1.0 million, respectively, and has been recorded as "Unearned compensation - restricted stock", which is shown as a separate component of shareholders' equity in the accompanying consolidated balance sheets. The unearned compensation is being amortized over the vesting periods of the shares. In accordance with APB 25, the Company will recognize a compensation charge over the vesting periods equal to the fair market value of these shares on the date of the award. The expense measured under SFAS No. 123 does not differ from that measured under APB25.

     The tax effect of income tax deductions that differ from expense under these plans is credited or charged to additional paid-in capital.

NOTE 13 -- FINANCIAL INSTRUMENTS

     The carrying values of cash and cash equivalents, accounts receivable, short- and long-term investments, restricted investments, accounts payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

     Fair values of long-term debt and interest rate swaps are based on quoted market prices at the date of measurement. The Company's Credit Facilities approximate fair value as they bear interest rates that approximate market.
At November 30, 1999, the fair value of the remaining long-term debt, which includes the Senior Notes, TIF bond debt service funding commitment and the term loan, as determined by quotes from financial institutions, was $311.9 million compared to the carrying amount of $323.7 million.

     The Company entered into an interest rate swap agreement to limit the impact of the variable interest rate of certain long-term debt. The Company periodically utilizes interest rate swap agreements to limit the impact of the variable interest rate of certain long-term debt. The differential between fixed and variable rates to be paid or received on swaps is accrued as interest rates change in accordance with the agreements and is included in current interest expense. Credit risk arises from the possible inability of counterparties to meet the terms of their contracts on a net basis. The Company's interest rate swap agreement was entered into with a major financial institution which is expected to fully perform under the terms of the agreement. This agreement, with a principal notional amount of $30 million and an estimated fair value of $985,700, expires at December 31, 2004.

     The Company maintained its certificates of deposit with one financial institution at November 30, 1998, and a significant amount in a repurchase agreement with one financial institution at November 30, 1999 related to the December 1, 1999 purchase of Richmond International Raceway (Note 16). The Company believes that it was not exposed to any significant credit risk on its investments due to the strength of the financial institutions and the short-term nature of the investments.

NOTE 14--QUARTERLY DATA (UNAUDITED)

     The Company derives most of its income from event admissions and related revenue from a limited number of NASCAR-sanctioned races. As a result, the Company's business has been, and is expected to remain, highly seasonal based on the timing of major events. For example, one of Darlington Raceway's Winston Cup Series events is traditionally held on the Sunday preceding Labor Day. Accordingly, the revenue and expenses for that race and/or the related supporting events may be recognized in either the fiscal quarter ending August 31 or the fiscal quarter ending November 30. Further, in July 1998 the Company announced the postponement of the NASCAR Winston Cup Series Pepsi 400 at Daytona, historically conducted in the Company's third quarter, from July 4, 1998 to October 17, 1998 as a result of the nationally publicized forest fire emergency throughout the state of Florida. The rescheduling of the Pepsi 400 at Daytona resulted in event-related revenues and expenses being recognized in the quarter ending November 30, 1998, while corresponding revenues and expenses were recognized in the quarter ended August 31 in fiscal 1999.

On July 26, 1999, the Company acquired the approximately 88% interest it did not already own in PMI. As a result of the transaction, the Company also acquired PMI's 45% interest in Miami, bringing the Company's ownership in that facility to 90%. The Company has recognized revenues and expenses associated with acquired operations on a consolidated basis subsequent to July 26, 1999, including three NASCAR Winston Cup Series events, three NASCAR Busch Series, Grand National Division events, one NASCAR Craftsman Truck Series event and one CART FedEx Championship Series event. (See Note 4)

Accordingly, the Company's results of operations are not necessarily comparable on a period-to-period basis.

     The following table presents certain unaudited financial data for each fiscal quarter of fiscal 1998 and fiscal 1999 (in thousands, except per share amounts):

                                                         FISCAL QUARTER ENDED
                                    ------------------------------------------------------------
                                     FEBRUARY 28,       MAY 31,      AUGUST 31,     NOVEMBER 30,
                                         1998            1998           1998            1998
                                    --------------   ------------   ------------   -------------
   Total Revenues .................    $ 68,284        $ 38,191       $ 17,822       $ 64,671
   Operating Income (loss) ........      33,000           7,784         (4,687)        24,817
   Net Income (loss) ..............      20,149           6,046         (1,944)        15,941
   Basic earnings (loss) per share         0.53            0.16           (.05)          0.37
   Diluted earnings (loss) per share       0.53            0.16           (.05)          0.37

                                                         FISCAL QUARTER ENDED
                                    ------------------------------------------------------------
                                     FEBRUARY 28,       MAY 31,      AUGUST 31,     NOVEMBER 30,
                                         1999            1999           1999            1999
                                    --------------   ------------   ------------   -------------
   Total Revenues .................    $83,236        $44,635        $66,226         $104,625
   Operating Income ...............     40,233          9,587         16,822           29,314
   Net Income .....................     25,939          6,844          9,635           14,195
   Basic earnings per share .......       0.61           0.16           0.21             0.27
   Diluted earnings per share .....       0.60           0.16           0.20             0.27



NOTE 15 -- SEGMENT REPORTING

Effective November 30, 1999, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements.

The Company's primary business is the promotion of motorsports events at its race facilities. The Company's remaining business units, which are comprised of the radio network production and syndication of numerous NASCAR sanctioned events and daily and weekly NASCAR racing programs, the operation of a motorsports-themed entertainment complex, the wholesale and retail distribution of Goodyear brand racing tires and other auto accessories, certain souvenir merchandising operations not associated with the promotion of motorsports events at the Company's facilities, construction management services and leasing operations are included in the "All Other" segment. The Company evaluates financial performance of the business units on operating profit after allocation of corporate selling, general and administrative (SG&A) expenses. Corporate SG&A expenses are allocated to business units based on each business unit's net revenues to total net revenues.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment revenues were approximately $1.0 million, $1.6 million and $3.9 million for the years ended November 30, 1997, 1998 and 1999, respectively.


                                      Year Ended November 30,

                                    1997              1998              1999
                                  --------          --------          --------
                                          (In thousands)
Net Revenues:
  Motorsports Events              $121,393          $166,737       $  267,130
  All Other                         20,995            23,805           35,494
                                  ---------         ---------      -----------
  Total                           $142,388          $190,542       $  302,624
                                  =========         =========      ===========

Operating Income:
  Motorsports Events              $ 43,430          $ 57,833       $   91,913
  All Other                          1,471             3,081            4,043
                                  ---------         ---------      -----------
  Total                           $ 44,901          $ 60,914       $   95,956
                                  =========         =========      ===========

Total Assets
  Motorsports Events              $283,007          $459,401       $1,547,510
  All Other                         19,816            17,417           51,617
                                  ---------         ---------      -----------
  Total                           $302,823          $476,818       $1,599,127
                                  =========         =========      ===========

NOTE 16 -- SUBSEQUENT EVENTS

     On December 1, 1999, the Company acquired Richmond International Raceway
("Richmond").  Located ten miles from downtown Richmond, Virginia, the   mile
intermediate speedway seats over 94,000 grandstand spectators and offers luxury accommodations in the facility's thirty-four suites. Richmond hosts several major NASCAR events annually including two Winston Cup Series points events, two Busch Series, Grand National Division events, and one NASCAR Craftsman Truck Series event.

     The Company financed the $215 million transaction through $160 million in borrowings under its $250 million Credit Facility. Immediately following the transaction, the Company had $90 million available under the $250 million Credit Facility. The Company utilized its cash resources for the remaining $55 million. The Company will account for the transaction under the purchase method of accounting in its first quarter of fiscal 2000.

NOTE 17 - - CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

In connection with the sale of the Senior Notes (Note 6), the Company has entered into a registration rights agreement pursuant to which the Company has agreed to exchange the outstanding Senior Notes for registered Senior Notes in
a registered exchange offer.   Pursuant to the registered exchange offer, the
Company is required to provide condensed consolidating financial information for its subsidiary guarantors. The Company has not presented separate financial statements for each of the guarantors, because it has deemed that such financial statements would not provide the investors with any material additional information.

Included are condensed consolidating balance sheets as of November 30, 1998 and 1999 and the consolidated statements of income and cash flows for the years ended November 30, 1997, 1998 and 1999, respectively, of: (a) the Parent; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries;
(d) elimination entries necessary to consolidate Parent with guarantor and non-guarantor subsidiaries; and (e) the Company on a consolidated basis. In the 1997 condensed consolidated financial statements all subsidiaries were guarantors.

                 INTERNATIONAL SPEEDWAY CORPORATION
                CONDENSED CONSOLIDATING BALANCE SHEET
                           November 30, 1999
                               (Audited)

                                                                         COMBINED       COMBINED
                                                           PARENT        GUARANTOR    NON-GUARANTOR
                                                           COMPANY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                        -------------   ------------   ------------   ------------   ------------
                                                                                    (in thousands)
                      ASSETS
Current Assets:
  Cash and cash equivalents .........................   $     11,768    $    25,120    $       923    $        -     $    37,811
  Short-term investments ............................            690             -              --             -             690
  Receivables, net...................................         17,747          8,075          1,718        (12,228)        15,312
  Other current assets ..............................          8,258            857          2,047             -          11,162
                                                        -------------   ------------   ------------   ------------   ------------
Total Current Assets ................................         38,463         34,052          4,688        (12,228)        64,975

Property and Equipment, net..........................        174,726        377,107        105,849             -         657,682
Other Assets:
  Investment in Subsidiaries.........................        925,834          2,662             -        (928,496)            -
  Equity investments......... .......................             -          17,423             -              -          17,423
  Goodwill...........................................             -         510,635         31,948             -         542,583
  Restricted investments.............................        215,250             -          80,679             -         295,929
  Other .............................................         13,172          1,132          6,231             -          20,535
                                                        -------------   ------------   ------------   ------------   ------------
                                                           1,154,256        531,852        118,858       (928,496)       876,470
                                                        -------------   ------------   ------------   ------------   ------------
Total Assets ........................................   $  1,367,445    $   943,011    $   229,395    $  (940,724)   $ 1,599,127
                                                        =============   ============   ============   ============   ============

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and other current liabilities.....   $     14,102    $    31,317    $     6,634    $   (12,300)   $    39,753
  Deferred income ...................................         66,068          9,504          1,547             -          77,119
                                                        -------------   ------------   ------------   ------------   ------------
Total Current Liabilities ...........................         80,170         40,821          8,181        (12,300)       116,872

Long Term Debt ......................................        384,662         90,300        157,784       (136,679)       496,067
Deferred Income Taxes ...............................         34,743         38,320           (772)            -          72,291
Other Long Term Liabilities .........................             -              -           8,376             -           8,376
Minority Interest ...................................             -              -           3,051             -           3,051

Shareholders' Equity:
  Class A Common Stock...............................            229             -              -              -             229
  Class B Common Stock...............................            302             -              -              -             302
  Additional paid-in capital ........................        687,321             -              -              -         687,321
  Intercompany capital...............................             -         737,971         46,196       (784,167)            -
  Retained earnings .................................        181,832         35,599          6,579         (7,578)       216,432
                                                        -------------   ------------   ------------   ------------   ------------
                                                             869,684        773,570         52,775       (791,745)       904,284

  Less unearned compensation.........................         (1,814)            -              -              -          (1,814)
                                                        -------------   ------------   ------------   ------------   ------------
Total Shareholders' Equity ..........................        867,870        773,570         52,775       (791,745)       902,470
                                                        -------------   ------------   ------------   ------------   ------------
Total Liabilities and Shareholders' Equity ..........   $  1,367,445    $   943,011    $   229,395    $  (940,724)   $ 1,599,127
                                                        =============   ============   ============   ============   ============

                 INTERNATIONAL SPEEDWAY CORPORATION
                CONDENSED CONSOLIDATING BALANCE SHEET
                          November 30, 1998
                              (Audited)

                                                                         COMBINED       COMBINED
                                                           PARENT        GUARANTOR    NON-GUARANTOR
                                                           COMPANY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                        -------------   ------------   ------------   ------------   ------------
                                                                                    (in thousands)
                      ASSETS
Current Assets:
  Cash and cash equivalents .........................   $     27,000    $    11,543    $       133    $        -     $    38,676
  Short-term investments ............................         54,127             -              -              -          54,127
  Receivables, net...................................          8,469          1,998             -          (1,022)         9,445
  Other current assets...............................          5,561          1,272           (637)            -           6,196
                                                        -------------   ------------   ------------   ------------   ------------
Total Current Assets ................................         95,157         14,813           (504)        (1,022)       108,444

Property and Equipment, net..........................        144,006         60,311         21,514             -         225,831
Other Assets:
  Investment in Subsidiaries.........................        128,544          2,661             -        (131,205)            -
  Equity investments......... .......................             -          44,087             -              -          44,087
  Goodwill...........................................             -          38,927             -              -          38,927
  Restricted investments.............................         53,500             -              -              -          53,500
  Other .............................................          5,937             92             -              -           6,029
                                                        -------------   ------------   ------------   ------------   ------------
                                                             187,981         85,767             -        (131,205)       142,543
                                                        -------------   ------------   ------------   ------------   ------------
Total Assets ........................................   $    427,144    $   160,891    $    21,010    $  (132,227)   $   476,818
                                                        =============   ============   ============   ============   ============

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and other current liabilities.....   $     14,400    $     5,246    $        77    $    (1,022)   $    18,701
  Deferred income ...................................         56,742          5,511             -              -          62,253
                                                        -------------   ------------   ------------   ------------   ------------
Total Current Liabilities ...........................         71,142         10,757             77         (1,022)        80,954

Long Term Debt ......................................             -          71,696             13        (68,934)         2,775
Deferred Income Taxes ...............................         21,251          5,013            (30)            -          26,234

Shareholders' Equity:
  Class A Common Stock...............................            115             -              -              -             115
  Class B Common Stock...............................            316             -              -              -             316
  Additional paid-in capital ........................        198,156          6,933             -              -         205,089
  Intercompany capital...............................             -          40,109         21,284        (61,393)            -
  Retained earnings .................................        138,030         26,383           (334)          (878)       163,201
                                                        -------------   ------------   ------------   ------------   ------------
                                                             336,617         73,425         20,950        (62,271)       368,721
  Less unearned compensation.........................         (1,866)            -              -              -          (1,866)
                                                        -------------   ------------   ------------   ------------   ------------
Total Shareholders' Equity ..........................        334,751         73,425         20,950        (62,271)       366,855
                                                        -------------   ------------   ------------   ------------   ------------
Total Liabilities and Shareholders' Equity ..........   $    427,144    $   160,891    $    21,010    $  (132,227)   $   476,818
                                                        =============   ============   ============   ============   ============

                    INTERNATIONAL SPEEDWAY CORPORATION
                CONDENSED CONSOLIDATING STATEMENT OF INCOME
               FOR THE TWELVE MONTHS ENDED NOVEMBER 30, 1999
                                  (Audited)

                                                                         COMBINED       COMBINED
                                                           PARENT        GUARANTOR    NON-GUARANTOR
                                                           COMPANY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                        -------------   ------------   ------------   ------------   ------------
                                                                                     (in thousands)

Revenues:
  Admissions, net....................................   $     79,841    $    46,602    $     7,745    $       (14)   $   134,174
  Motorsports related income.........................         65,912         41,899         10,803         (2,373)       116,241
  Food, beverage and merchandise income..............          9,601         43,971          1,129         (8,248)        46,453
  Other income.......................................          1,545          6,857              4         (6,552)         1,854
                                                        -------------   ------------   ------------   ------------   ------------
    Total Revenues...................................        156,899        139,329         19,681        (17,187)       298,722

Expenses:
Direct Expenses:
  Prize and point fund monies and NASCAR sanction fees        21,333         19,775          4,507             -          45,615
  Motorsports related expenses.......................         31,559         20,774          3,163         (4,465)        51,031
  Food, beverage and merchandise expenses............          2,642         32,275             -         (10,929)        23,988
General and administrative expenses..................         30,300         24,798          3,761         (1,793)        57,066
Depreciation and amortization........................         10,297         13,817            952             -          25,066
                                                        -------------   ------------   ------------   ------------   ------------
     Total Expenses..................................         96,131        111,439         12,383        (17,187)       202,766
                                                        -------------   ------------   ------------   ------------   ------------

Operating Income.....................................         60,768         27,890          7,298             -          95,956
Interest Income......................................         17,554            716          4,120        (13,610)         8,780
Interest Expense.....................................         (4,674)        (4,716)        (4,359)         6,910         (6,839)
Equity in net income (loss ) from equity investments.             -          (1,819)            -              -          (1,819)
Minority interest....................................             -              -            (796)            -            (796)
                                                        -------------   ------------   ------------   ------------   ------------
Income (loss) before income taxes                             73,648         22,071          6,263         (6,700)        95,282
Income taxes (benefit)                                        26,716         12,602           (649)            -          38,669
                                                        -------------   ------------   ------------   ------------   ------------
Net income (loss)....................................   $     46,932    $     9,469    $     6,912    $    (6,700)   $    56,613
                                                        =============   ============   ============   ============   ============


                    INTERNATIONAL SPEEDWAY CORPORATION
                CONDENSED CONSOLIDATING STATEMENT OF INCOME
                   FOR THE YEAR ENDED NOVEMBER 30, 1998
                                (Audited)

                                                                         COMBINED       COMBINED
                                                           PARENT        GUARANTOR    NON-GUARANTOR
                                                           COMPANY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                        -------------   ------------   ------------   ------------   ------------
                                                                                    (in thousands)

Revenues:
  Admissions, net....................................   $     66,653    $    20,295    $        -     $        (2)   $    86,946
  Motorsports related income.........................         52,348         20,412             -            (967)        71,793
  Food, beverage and merchandise income..............          8,727         27,058             -          (7,188)        28,597
  Other income.......................................          1,174          5,369             -          (4,911)         1,632
                                                        -------------   ------------   ------------   ------------   ------------
    Total Revenues...................................        128,902         73,134             -         (13,068)       188,968

Expenses:
Direct Expenses:
  Prize and point fund monies and NASCAR sanction fees        18,289         10,478             -              -          28,767
  Motorsports related expenses.......................         24,283         12,019             25         (3,044)        33,283
  Food, beverage and merchandise expenses............          2,393         21,434             -          (8,802)        15,025
General and administrative expenses..................         26,415         12,312            337         (1,222)        37,842
Depreciation and amortization........................          8,342          4,795             -              -          13,137
                                                        -------------   ------------   ------------   ------------   ------------
     Total Expenses..................................         79,722         61,038            362        (13,068)       128,054
                                                        -------------   ------------   ------------   ------------   ------------

Operating Income.....................................         49,180         12,096           (362)            -          60,914
Interest Income......................................         15,758            565             -         (11,909)         4,414
Interest Expense.....................................             -          (4,304)            (1)         3,723           (582)
Equity in net income (loss ) from equity investments.             -            (905)            -              -            (905)
Gain on sale of equity investments...................             -           1,245             -              -           1,245
                                                        -------------   ------------   ------------   ------------   ------------
Income (loss) before income taxes                             64,938          8,697           (363)        (8,186)        65,086
Income taxes (benefit)                                        24,472            452            (30)            -          24,894
                                                        -------------   ------------   ------------   ------------   ------------
Net income (loss)....................................   $     40,466    $     8,245    $      (333)   $    (8,186)   $    40,192
                                                        =============   ============   ============   ============   ============


                    INTERNATIONAL SPEEDWAY CORPORATION
                CONDENSED CONSOLIDATING STATEMENT OF INCOME
                   FOR THE YEAR ENDED NOVEMBER 30, 1997
                                 (Audited)

                                                                         COMBINED
                                                           PARENT        GUARANTOR
                                                           COMPANY      SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                        -------------   ------------   ------------   ------------
                                                                               (in thousands)
Revenues:
  Admissions, net....................................   $     53,245    $    16,244    $        (2)   $    69,487
  Motorsports related income.........................         35,911         11,490           (751)        46,650
  Food, beverage and merchandise income..............          6,915         22,774         (6,281)        23,408
  Other income.......................................          1,030          4,772         (3,973)         1,829
                                                        -------------   ------------   ------------   ------------
    Total Revenues...................................         97,101         55,280        (11,007)       141,374

Expenses:
Direct Expenses:
  Prize and point fund monies and NASCAR sanction fees        12,388          8,179             -          20,567
  Motorsports related expenses.......................         18,373          6,745         (2,043)        23,075
  Food, beverage and merchandise expenses............          2,124         19,189         (7,878)        13,435
General and administrative expenses..................         21,623          8,949         (1,086)        29,486
Depreciation and amortization........................          6,912          2,998             -           9,910
                                                        -------------   ------------   ------------   ------------
     Total Expenses..................................         61,420         46,060        (11,007)        96,473
                                                        -------------   ------------   ------------   ------------

Operating Income.....................................         35,681          9,220             -          44,901
Interest Income......................................          4,873            448         (2,125)         3,196
Interest Expense.....................................            (28)        (2,056)         1,575           (509)
Equity in net income (loss ) from equity investments.             -             366             -             366
                                                        -------------   ------------   ------------   ------------
Income (loss) before income taxes                             40,526          7,978           (550)        47,954
Income taxes (benefit)                                        17,472            686             -          18,158
                                                        -------------   ------------   ------------   ------------
Net income (loss)....................................   $     23,054    $     7,292    $      (550)   $    29,796
                                                        =============   ============   ============   ============


                    INTERNATIONAL SPEEDWAY CORPORATION
              CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
               FOR THE TWELVE MONTHS ENDED NOVEMBER 30, 1999
                                 (Audited)

                                                                         COMBINED       COMBINED
                                                           PARENT        GUARANTOR    NON-GUARANTOR
                                                           COMPANY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                        -------------   ------------   ------------   ------------   ------------
                                                                                    (in thousands)


OPERATING ACTIVITIES
 Net income ........................................... $     46,932     $    9,469     $    6,912    $   (6,700)     $   56,613
 Adjustments to reconcile net income
   to cash provided by operating activities:
 Depreciation and amortization ........................       10,297         13,817            952            -           25,066
 Amortization of unearned compensation ................        1,087             -              -             -            1,087
 Deferred income taxes ................................       13,493          1,707           (742)           -           14,458
 Undistributed (income) loss from
   equity investment...................................           -           1,819             -             -            1,819
 Minority interest.....................................           -              -             796            -              796
 Changes in Operating Assets and Liabilities:
   Receivables, net....................................       (9,278)         4,905           (421)       11,207           6,413
   Other current assets................................        4,648          1,585         (2,684)           -            3,549
   Other assets .......................................          320         (1,040)          (280)           -           (1,000)
   Accounts payable and other current liabilities......          831         14,224          3,175       (11,279)          6,951
   Deferred income ....................................        9,326        (25,072)        (1,043)           -          (16,789)
                                                        -------------   ------------   ------------   ------------   ------------
Net Cash Provided by (Used in) Operating Activities ...       77,656         21,414          6,665        (6,772)         98,963

INVESTING ACTIVITIES
 Change in short term investments, net.................       53,437            500             -             -           53,937
 Capital expenditures .................................      (40,932)       (31,381)       (54,283)           -         (126,596)
 Equity investments ...................................           -         (17,723)            -             -          (17,723)
 Increase in restricted investments, net...............     (161,750)            -         (80,679)           -         (242,429)
 Acquisition net of cash acquired .....................           -        (133,440)            -             -         (133,440)
 Intercompany investing, net...........................     (243,669)       182,527         61,070           72               -
 Other, net............................................       (1,518)          (727)            -             -           (2,245)
                                                        -------------   ------------   ------------   ------------   ------------
Net Cash Used in Investing Activities .................     (394,432)          (244)       (73,892)           72        (468,496)

FINANCING ACTIVITIES
 Payment of long term debt.............................     (249,480)        (1,395)        (3,685)           -         (254,560)
 Proceeds from long term debt..........................      560,661             -          78,125            -          638,786
 Deferred financing costs, net ........................       (5,941)            -          (5,921)           -          (11,862)
 Reacquisition of previously issued common stock ......       (1,110)            -              -             -           (1,110)
 Cash dividends paid ..................................       (2,586)        (6,700)            -          6,700          (2,586)
                                                        -------------   ------------   ------------   ------------   ------------
Net Cash Provided by (Used in) Financing Activities....      301,544         (8,095)        68,519         6,700         368,668
                                                        -------------   ------------   ------------   ------------   ------------
Net Increase in Cash and Cash Equivalents .............      (15,232)        13,075          1,292            -             (865)
Cash and Cash Equivalents at Beginning of Period ......       27,000         11,543            133            -           38,676
                                                        -------------   ------------   ------------   ------------   ------------
Cash and Cash Equivalents at End of Period ............ $     11,768    $    24,618    $     1,425    $       -       $   37,811
                                                        =============   ============   ============   ============   ============

                    INTERNATIONAL SPEEDWAY CORPORATION
              CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE YEAR ENDED NOVEMBER 30, 1998
                                 (Audited)

                                                                         COMBINED       COMBINED
                                                           PARENT        GUARANTOR    NON-GUARANTOR
                                                           COMPANY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                        -------------   ------------   ------------   ------------   ------------
                                                                                    (in thousands)


OPERATING ACTIVITIES
 Net income ........................................... $     40,466    $     8,245    $      (333)    $   (8,186)    $   40,192
 Adjustments to reconcile net income
   to cash provided by operating activities:
 Depreciation and amortization ........................        8,342          4,795             -              -          13,137
 Amortization of unearned compensation ................        1,076             -              -              -           1,076
 Deferred income taxes ................................        5,746           (171)           (30)            -           5,545
 Undistributed (income) loss from
   equity investment...................................           -             905             -              -             905
 Gain on sale of equity investment.....................           -          (1,245)            -              -          (1,245)
 Changes in Operating Assets and Liabilities:
   Receivables, net....................................       (2,453)          (180)            -             613         (2,020)
   Other current assets ...............................       (2,010)           120            637             -          (1,253)
   Other assets .......................................         (376)           200             -              -            (176)
   Accounts payable and other current liabilities......        8,504          2,468             77           (613)        10,436
   Deferred income ....................................       12,308            607             -              -          12,915
                                                        -------------   ------------   ------------   ------------   ------------
Net Cash Provided by (Used in) Operating Activities ..       71,603         15,744            351         (8,186)        79,512

INVESTING ACTIVITIES
 Change in short term investments, net.................      (86,021)         7,265             -              -         (78,756)
 Capital expenditures .................................      (38,220)       (12,124)       (21,514)            -         (71,858)
 Equity investments ...................................           -            (410)            -              -            (410)
 Intercompany investing, net...........................      (37,628)        16,332         21,296             -              -
 Other, net............................................       (1,323)            -              -              -          (1,323)
                                                        -------------   ------------   ------------   ------------   ------------
Net Cash Provided by (Used in) Investing Activities....     (163,192)        11,063           (218)            -        (152,347)

FINANCING ACTIVITIES
 Payment of long term debt.............................                     (13,658)            -              -         (13,658)
 Reacquisition of previously issued common stock ......         (195)            -              -              -            (195)
 Cash dividends paid ..................................       (2,310)        (8,186)            -           8,186         (2,310)
 Issuance of Class A Common Stock......................      117,700             -              -              -         117,700
                                                        -------------   ------------   ------------   ------------   ------------
Net Cash Provided by (Used in) Financing Activities....      115,195        (21,844)            -           8,186        101,537
                                                        -------------   ------------   ------------   ------------   ------------
Net Increase in Cash and Cash Equivalents .............       23,606          4,963            133             -          28,702
Cash and Cash Equivalents at Beginning of Period ......        3,394          6,580             -              -           9,974
                                                        -------------   ------------   ------------   ------------   ------------
Cash and Cash Equivalents at End of Period .............$     27,000    $    11,543    $       133    $        -     $    38,676
                                                        =============   ============   ============   ============   ============

                    INTERNATIONAL SPEEDWAY CORPORATION
              CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                 FOR THE YEAR ENDED NOVEMBER 30, 1997
                                 (Audited)

                                                                         COMBINED
                                                           PARENT        GUARANTOR
                                                           COMPANY      SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                        -------------   ------------   ------------   ------------
                                                                               (in thousands)

OPERATING ACTIVITIES
 Net income ........................................... $     23,054    $     7,292    $      (550)   $    29,796
 Adjustments to reconcile net income
   to cash provided by operating activities:
 Depreciation and amortization ........................        6,912          2,998             -           9,910
 Amortization of unearned compensation ................        1,063             -              -           1,063
 Deferred income taxes ................................        1,138          3,287             -           4,425
 Undistributed (income) loss from
   equity investment...................................        3,290         (3,656)            -            (366)
 Changes in Operating Assets and Liabilities:
   Receivables, net....................................       (1,357)           367            323           (667)
   Other current assets ...............................         (609)           530           (125)          (204)
   Other assets .......................................           (3)          (201)            -            (204)
   Accounts payable and other current liabilities......        2,370          2,218           (198)         4,390
   Deferred income ....................................       10,809         (4,018)            -           6,791
                                                        -------------   ------------   ------------   ------------
Net Cash Provided by (Used in) Operating Activities ...       46,667          8,817           (550)        54,934

INVESTING ACTIVITIES
 Change in short term investments, net.................       52,836           (880)            -          51,956
 Capital expenditures .................................      (30,194)        (8,433)            -         (38,627)
 Equity investments ...................................         (112)       (17,613)            -         (17,725)
 Acquisition of PIR, net of cash acquired..............           -         (43,868)            -         (43,868)
 Acquisition of WGI, net of cash acquired..............           -            (996)            -            (996)
 Intercompany investing, net...........................      (66,667)        66,667             -              -
 Other, net............................................       (1,253)            -              -          (1,253)
                                                        -------------   ------------   ------------   ------------
Net Cash Used in Investing Activities ................       (45,390)        (5,123)            -         (50,513)

FINANCING ACTIVITIES
 Reacquisition of previously issued common stock ......         (148)            -              -            (148)
 Additional expense of Class A Common Stock offering...          (46)            -              -             (46)
 Cash dividends paid ..................................       (2,310)          (550)           550         (2,310)
                                                         ------------   ------------   ------------   ------------
Net Cash Provided by (Used in) Financing Activities...        (2,504)          (550)           550         (2,504)
                                                         ------------   ------------   ------------   ------------
Net Increase (Decrease) in Cash and Cash Equivalents ..       (1,227)         3,144             -           1,917
Cash and Cash Equivalents at Beginning of Period .......       4,621          3,436             -           8,057
                                                         ------------   ------------   ------------   ------------
Cash and Cash Equivalents at End of Period ............. $     3,394    $     6,580             -           9,974
                                                         ============   ============   ============   ============

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

For the year ended
 November 30, 1999

Allowance for
 doubtful accounts             $ 100        $ 950 (B)   $  50       $ 1,000

For the year ended
 November 30, 1998

Allowance for
 doubtful accounts             $ 100        $  79       $  79       $   100

For the year ended
 November 30, 1997

Allowance for
 doubtful accounts             $  35        $ 170       $ 105       $   100




(A)  Uncollectible accounts written off, net of recoveries.

(B) $57 was acquired as part of the PMI acquisition.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers, directors and nominees for directors of the Company are as follows:

NAME                  AGE    POSITION WITH THE COMPANY

William C. France     66     Chairman of the Board, Chief Executive Officer and Director
Roger S. Penske       63     Vice-Chairman and Director
James C. France       55     President, Chief Operating Officer and Director
Lesa D. Kennedy       38     Executive Vice President and Director
H. Lee Combs          46     Senior Vice President -Corporate Development and Director
John R. Saunders      43     Senior Vice President -Operations
Gregory W. Penske     37     Senior Vice President -Western Operations
Susan G. Schandel     36     Vice President, Chief Financial Officer, and Treasurer
W. Garrett Crotty     36     Vice President, Secretary and General Counsel
Gregory J. Sullivan   44     Vice President--Marketing
Robert E. Smith       67     Vice President--Administration
John E. Graham, Jr.   51     Vice President
W. Grant Lynch, Jr.   46     Vice President
James H. Hunter       60     Vice President
Les Richter           69     Vice President Special Projects
J. Hyatt Brown        62     Director
John R. Cooper        67     Director
Walter P. Czarnecki   56     Director
Robert R. Dyson       53     Director
James H. Foster       73     Director
Brian Z. France       37     Director
Christy F. Harris     54     Director
Raymond K. Mason, Jr. 44     Director
Edward H. Rensi       55     Director
Lloyd E. Reuss        63     Director
Chapman Root, II      50     Director
Thomas W. Staed       68     Director

     The Company's Articles provide that the Board of Directors be divided into three classes, with regular three year staggered terms. Ms. Kennedy and Messrs. Brown, Czarnecki, Dyson, Rensi and Staed will hold office until the annual meeting of shareholders to be held in 2000, Messrs. William C. France, Combs, Foster, Harris, Gregory W. Penske and Root will hold office until the annual meeting of shareholders to be held in 2001, and Messrs. James C. France, Cooper, Brian Z. France, Mason, Roger S. Penske and Reuss will hold office until the annual meeting of shareholders to be held in 2002. Pursuant to the merger agreement for the PMI Acquisition the Company is currently obligated to place three individuals designated by Penske Performance, Inc. on its board of directors and to include such designees as nominees recommended by the Company's board of directors at future elections of directors by shareholders. Messrs. Roger S. Penske, Gregory W. Penske and Walter P. Czarnecki are presently the designees of Penske Performance, Inc. serving on the Company's board of directors.

     William C. France and James C. France are brothers. Lesa D. Kennedy and Brian Z. France are the children of William C. France. Gregory W. Penske is the son of Roger S. Penske. There are no other family relationships among the Company's executive officers and directors.

     Mr. William C. France, a director since 1958, has served as Chairman of the Board of the Company since 1987 and as Chief Executive Officer since 1981.

     Mr. Roger S. Penske, has served as a director and Vice Chairman since July 1999. Mr. Penske was Chairman of the Board of PMI from March of 1996 until its acquisition by the Company in 1999. Prior to March 1996, Mr. Penske was Chairman of the Board of Michigan International Speedway, Inc. ("Michigan Speedway") since 1973, Chairman of the Board and President of Pennsylvania International Raceway, Inc. ("Nazareth Speedway") since 1986, and Chairman of the Board of California Speedway Corporation ("California Speedway") since 1994. Mr. Penske is also Chairman of the Board and Chief Executive Officer of Penske Corporation. Penske Corporation is a privately-owned diversified transportation services company which (among other things) holds, through its subsidiaries, interests in a number of businesses, including the Company. Mr. Penske is also a member of the Boards of Directors of General Electric Company, Detroit Diesel Corporation, United Auto Group, Inc., and Delphi Automotive Systems, Inc. Mr. Penske is also a founder of Penske Racing, Inc. and Penske Racing South, Inc.

     Mr. James C. France, a director since 1970, has served as President and Chief Operating Officer of the Company since 1987.

     Ms. Lesa D. Kennedy, a director since 1984, was appointed Executive Vice President of the Company in January 1996. Ms. Kennedy served as the Company's Secretary from 1987 until January 1996 and served as its Treasurer from 1989 until January 1996.

     Mr. H. Lee Combs, a director since 1987, was appointed the Company's Senior Vice President-Corporate Development in July 1999. He served as Senior Vice President-Operations since January 1996 until that date. Mr. Combs served as a Vice President and the Company's Chief Financial Officer from 1987 until January 1996.

     Mr. John R. Saunders has served as Senior Vice President-Operations, since July 1999. He had served as a Vice President since 1997 and was President of Watkins Glen International from 1983 until 1997.

     Mr. Gregory W. Penske has served as Senior Vice President-Western Operations and a director since July 1999. Mr. Penske had been a director of PMI since its formation and President and Chief Executive Officer since July 1, 1997. Prior to July 1, 1997, Mr. Penske served as an Executive Vice President of PMI since February 1996. In addition, Mr. Penske served as President of the California Speedway Corporation from January 1997 to January 1999. Mr. Penske is also the President of Penske Automotive Group, Inc., which owns and operates five automobile dealerships in Southern California, and has served in that position since December 1993. From July 1992 to the present, Mr. Penske served as the President of D. Longo, Inc., which owns and operates a Toyota dealership in El Monte, California and is a subsidiary of Penske Automotive Group, Inc.

     Ms. Susan G. Schandel became a Vice President in July 1999 and since January 1996 has continued to serve as the Company's Treasurer and Chief Financial Officer. From November 1992 until January 1996, Ms. Schandel served as the Company's Controller.

     Mr. W. Garrett Crotty became a Vice President in July 1999 and since 1996 has served as Secretary and General Counsel. Prior to that time he had been in the private practice of law for more than five years.

     Mr. Gregory J. Sullivan, has served as the Company's Vice
President-Marketing since November 1994.

     Mr. Robert E. Smith has served as Vice President--Administration of the Company for more than five years.

     Mr. John E. Graham, Jr., has served as a Vice President and as President of Daytona International Speedway since November 1994.

     Mr. W. Grant Lynch, Jr. has served as a Vice President and as President of Talladega Superspeedway since joining the Company in November 1993.

     Mr. James H. Hunter has served as a Vice President and as President of Darlington Raceway since joining the Company in November 1993.

     Mr. Les Richter has served as Vice President of the Company since February 2000. Mr. Richter has served as the Executive Vice President of the California Speedway since November 1994.

     Mr. J. Hyatt Brown, a director since 1987, serves as the President and Chief Executive Officer of Brown & Brown, Inc. and has been in the insurance business since 1959. Mr. Brown also serves as a director of Rock Tenn Co., SunTrust Banks, Inc., BellSouth Corporation, and FPL Group, Inc.

     Mr. John R. Cooper, a director since 1987, served as Vice President - Corporate Development of the Company from December 1987 until July 1994. Beginning January 1996 Mr. Cooper rejoined the Company staff.

     Mr. Walter P. Czarnecki has been a director since July 1999. Mr. Czarnecki had served as Vice Chairman of the Board of PMI since January 1996, and, prior thereto, served as PMI's President. Mr. Czarnecki had also served as a senior executive of the Penske Speedway Group since 1979. Mr. Czarnecki is the Executive Vice President of Penske Corporation, has been a member of the Board of Directors of Penske Corporation since 1979 and serves as a director of Penske Truck Leasing Corporation, which is the general partner of Penske Truck Leasing Co., L.P.

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

     Mr. Christy F. Harris, a director since 1984, has been engaged in the private practice of business and commercial law with Harris, Midyette & Darby P.A. for more than twenty years.

     Mr. Raymond K. Mason, Jr., a director since 1981, had served as Chairman and President of American Banks of Florida, Inc., Jacksonville, Florida, from 1978 until its sale in 1998.

     Mr. Edward H. Rensi, a director since January 1997, is currently Chairman & CEO of Team Rensi Motorsports. Mr Rensi was an executive consultant with McDonald's Corporation from 1997 to 1998. He served as President and Chief Executive Officer of McDonald's USA from 1991 until his retirement in 1997. He is also a director of Snap-On Tools.

     Mr. Lloyd E. Reuss, a director since January 1996, served as President of General Motors Corporation from 1990 until his retirement in January 1993. Mr. Reuss also serves as a director of Handleman Co., Detroit Mortgage and Realty, Co. and United States Sugar Company.

     Mr. Chapman Root, II, a director since 1992, has served as Chairman of the Root Company, a private investment company, since 1989. Mr. Root also serves as a director of First Financial Corp., and Terre Haute First National Bank.

     Mr. Thomas W. Staed, a director since 1987, is currently Chairman of Staed Family Associates and had served as President of Oceans Eleven Resorts, Inc., a hotel/motel business, from 1968 to 1999.

DIRECTOR COMPENSATION

     In 1999 the Company paid each non-employee director a monthly retainer of $750, a $1,500 fee for each meeting of the Board of Directors attended and a $750 fee for each Board committee meeting attended. The aggregate retainers and fees paid to directors with respect to fiscal 1999 services totaled approximately $192,000. The Company also reimburses directors for all expenses incurred in connection with their activities as directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended November 30, 1999, Forms 5 and amendments thereto furnished to the Company with respect to the fiscal year ended November 30, 1999, and written representations furnished to the Company, John R. Cooper, Christy F. Harris, Chapman J. Root, II, and Thomas W. Staed have been identified as failing to file on a timely basis reports required by section 16(a) of the Exchange Act during the fiscal year ended November 30, 1999. Each had one or more transactions reported on a single Form 4 for which the Form 4 was filed late. Based solely on the review, there is no other person who, at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of any class of the Company's securities that failed to file on a timely basis reports required by section 16(a) of the Exchange Act during the fiscal year ended November 30, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the total compensation paid by the Company, for services rendered during the last three fiscal years, to the Company's Chief Executive Officer and the Company's other four most highly compensated executive officers during fiscal 1999 (collectively the "Named Officers").



                             Summary Compensation Table

                                                     Long Term
                           Annual Compensation      Compensation
                     -----------------------------  -------------
Name and             Fiscal                          Restricted         All Other
Principal Position   Year      Salary    Bonus (3) Stock Awards(1)    Compensation(2)
-------------------  -----------------------------  --------------   ------ ---------
William C. France     1999    $423,485    $204,625    $      0            $768,920
Chairman and Chief    1998    $380,513    $153,622    $      0            $774,441
Executive Officer     1997    $330,538    $150,282    $      0            $769,351

James C. France       1999    $383,025    $150,390    $      0            $472,183
President and Chief   1998    $341,342    $111,168    $      0            $477,319
Operating Officer     1997    $264,644    $ 96,231    $      0            $474,575

Lesa D. Kennedy       1999    $232,940    $197,634    $174,972            $ 11,122
Executive Vice        1998    $222,977    $ 71,295    $121,000            $  9,559
President             1997    $213,488    $ 75,837    $372,398            $  8,355

H. Lee Combs          1999    $227,967    $179,727    $174,972            $ 14,377
Sr Vice President     1998    $218,161    $ 70,018    $121,000            $ 13,156
Corporate Development 1997    $208,335    $ 69,672    $372,398            $ 12,373

John R. Saunders      1999    $191,178    $153,958    $ 93,157            $ 13,470
Sr Vice President     1998    $158,336    $ 40,320    $ 64,406            $ 12,675
Operations            1997    $ 93,392    $ 14,009    $ 77,152            $  5,880






     (1) For fiscal year 1997, reflects the aggregate market value of shares awarded under the Company's 1994 Long-Term Incentive Plan (calculated as of the date of the award). The indicated awards were made in January 1997 with respect to services rendered in fiscal year 1996. For fiscal years after 1997, reflects the aggregate market value of shares awarded under the Company's 1996 Long-Term Incentive Plan (calculated as of the date of the award). The indicated awards were made in April with respect to services rendered in the prior fiscal year. See Note 12 of Notes to the Company's Consolidated Financial Statements.

     (2) The compensation reported in this column consists of (i) payments for insurance, including premium payments and related expense for split-dollar and other life insurance, accidental death and dismemberment insurance, group health insurance, and long and short term disability insurance, (ii) medical expense reimbursements, and (iii) contributions to the Company's 401(k) plan. The amounts applicable to each Named Officer for each category for fiscal 1999 are as follows:
     William C. France ($764,966, $3,954 and $0, respectively); James C.
     France ($464,293, $1,490 and $6,400, respectively); Lesa D. Kennedy ($4,722, $0 and $6,400, respectively); H. Lee Combs ($4,693, $3,284 and
     $6,400, respectively); and John R. Saunders ($4,362, $2,708 and $6,400, respectively). Pursuant to the Company's split-dollar life insurance arrangements, the premiums will be repaid to the Company in future periods. See Note 10 of Notes to the Company's Consolidated Financial Statements.

     (3) The bonus for the Chairman/CEO and President COO are the Company's estimates for fiscal 1999, which have not yet been approved by the Board of Directors of the Company.


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

     CORPORATE PERFORMANCE MEASURES USED TO DETERMINE EXECUTIVE OFFICER
COMPENSATION.    Based on Company performance (determined subjectively by the
Committee in accordance with the sound business judgment of its members after consideration of earnings per share, revenue growth and established salary ranges), the Committee established a total pool of dollars which was used to provide for increases in annual salary compensation to all employees including the Executive Officers other than the Chairman/CEO and President/COO. The Compensation Committee recommended a proposed salary for the Chairman/CEO and President/COO to the entire Board of Directors (other than the Chairman/CEO and President/COO) which approved the salaries as recommended.

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

     INCENTIVE COMPENSATION. The Company has an Annual Incentive Compensation Plan for Management in which the Executive Officers participate. As a result Executive Officer Compensation is significantly at risk. Planned incentive compensation for Executive Officers can be as high as 55% of total annual compensation.

     Each Executive Officer is assigned a target bonus opportunity based on corporate and personal goals for the year. The actual bonus for each Executive Officer will range from 0% to more than 150% of the target depending upon results of corporate and personal performance during the year. The current corporate financial measurements are earnings per share, revenue growth and operating margin. These may vary from year to year as established by the Compensation Committee. Personal performance factors are based on individual (functional) objectives and are tailored for each Executive Officer. A portion of each Executive Officer's incentive award will be based upon the Chairman/CEO and President/COO's discretionary judgment of the individual's overall performance during the plan year.

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

     Prior to vesting the participant may vote the shares and receive dividends on the restricted shares as granted. Prior to vesting the certificates for the restricted shares are held in escrow by the Company. After vesting the certificates for the restricted shares are delivered to the participant. The Company has the right of first refusal to buy any stock issued (and vested) under the 1994 Plan which any participant wishes to sell.

     1996 LONG-TERM INCENTIVE PLAN.    The Company's 1996 Long-term Incentive
Plan (the "1996 Plan") was adopted by the Board of Directors in September 1996. It was approved by the written consent of the holders of a majority of the outstanding shares of the Company in November 1996. The purpose of the 1996 Plan is to attract and retain key employees and consultants of the Company, to provide an incentive for them to achieve long-range performance goals, and to enable them to participate in the long-term growth of the Company.

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

     The Board of Directors has designated the Compensation Committee (the "Committee") to administer the 1996 Plan. Awards under the 1996 Plan will contain such terms and conditions consistent with the 1996 Plan as the Committee in its discretion approves.

     The Committee has discretion to administer the 1996 Plan in the manner which it determines, from time to time, is in the best interest of the Company. For example, the Committee will fix the terms of stock options, SARs and restricted stock grants and determine whether, in the case of options and SARs, they may be exercised immediately or at a later date or dates. Awards may also be granted subject to conditions relating to continued employment and restrictions on transfer. In addition, the Committee may provide, at the time an award is made or at any time thereafter, for the acceleration of a participant's rights or cash settlement upon a change in control of the Company. The terms and conditions of awards need not be the same for each participant. The foregoing examples illustrate, but do not limit, the manner in which the Committee may exercise its authority in administering the 1996 Plan. In addition, all questions of interpretation of the 1996 Plan will be determined by the Committee. Awards under the 1996 Plan were made in April 1998 and 1999, based upon fiscal 1997 and 1998 results. The amount of the awards was based upon the Company's performance as measured against annual financial goals established in advance by the Board of Directors. These awards were restricted shares of Class A Common Stock and are initially restricted and will not immediately vest to the participant, but, instead carry a continued employment restriction of 3 years on 50% of the grant and 5 years on the other 50% of the grant. If employment ends prior to the expiration of the vesting period for reasons acceptable to the Compensation Committee (death, disability, retirement, etc.) the Company may determine to vest all or a portion of the unvested and unearned restricted shares. Termination of employment for any other reason will result in forfeiture of all unvested and unearned shares. Awards under the 1996 Plan are to be made in April 2000, based upon fiscal 1999 results and will carry restrictions equivalent to those imposed on the awards in 1998 and 1999.

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

     CHAIRMAN/CEO COMPENSATION BASES. The Compensation Committee determined a 11% increase in Chairman/CEO compensation was appropriate in light of the continued growth in earnings per share in 1998.

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

 Measurement Period             ISC         NASDAQ      NASDAQ
(Fiscal Year Covered)                       Market      SIC 7900
                                            Index       Index

Measurement Pt - 11/30/94      $100.00     $100.00     $100.00

FYE* 11/30/95                  $239.42     $142.53     $ 80.68
FYE* 11/30/96                  $300.07     $174.58     $ 72.04
FYE  11/30/97                  $308.36     $216.34     $ 92.24
FYE  11/30/98                  $518.73     $266.60     $ 81.42
FYE  11/30/99                  $960.42     $447.56     $126.55

* Adjusted to reflect current fiscal year end for comparability purposes.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   As of January 31, 2000, the Company had 23,136,011 shares of Class A Common Stock and 29,965,142 shares of Class B Common Stock issued and outstanding. Each share of the Class A Common Stock is entitled to one-fifth of one vote on matters submitted to shareholder approval or a vote of shareholders. Each share of the Class B Common Stock is entitled to one vote on matters submitted to shareholder approval or a vote of shareholders. The following table sets forth certain information as of January 31, 2000 with respect to the beneficial ownership of each class of the Company's common stock by: (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of each class of common stock, (ii) each director of the Company who beneficially owns any such shares, (iii) each of the Company's executive officers who beneficially owns any such shares, and (iv) all directors and executive officers of the Company as a group. As described in the notes to the table, voting and/or investment power with respect to certain shares of common stock is shared by the named individuals. Consequently, such shares may be shown as beneficially owned by more than one person.

                                        NUMBER OF SHARES                      PERCENTAGE OF       PERCENTAGE OF
                                         OF COMMON STOCK                       COMMON STOCK       COMBINED VOTING
                                      BENEFICIALLY OWNED (2)                BENEFICIALLY OWNED    POWER OF ALL
                               -------------------------------------  --------------------------  CLASSES OF
NAME OF BENEFICIAL OWNER (1)    CLASS A      CLASS B        TOTAL      CLASS A  CLASS B   TOTAL   COMMON STOCK
-----------------------------  -------------------------------------  --------------------------  ---------------
France Family Group(3)  .....     23,352   21,158,081    21,181,433       *      70.61%   39.89%    61.18%
James C. France(4) ..........      4,042   15,352,721    15,356,763       *      51.24%   28.92%    44.38%
William C. France(5) ........      2,642   15,340,501    15,343,143       *      51.19%   28.89%    44.35%
Roger S. Penske(6)...........  4,577,663            0     4,577,663     19.91%     *       8.62%     2.65%
Penske Corp(7)...............  4,552,621            0     4,552,621     19.80%     *       8.57%     2.63%
Penske Performance Inc(8)....  4,552,621            0     4,552,621     19.80%     *       8.57%     2.63%
Putnam Investments, Inc.(9)..  2,059,145            0     2,059,145      8.95%     *       3.88%     1.19%
Lesa D. Kennedy (10).........      1,979      634,568       636,547       *       2.12%    1.20%     1.84%
Brian Z. France..............      1,500      495,711       497,211       *       1.65%     *        1.43%
Raymond K. Mason, Jr.(11)....      1,042      196,740       197,782       *        *        *         *
James H. Foster(12). ........     20,277      165,372       185,649       *        *        *         *
H. Lee Combs.................      9,418       42,070        51,488       *        *        *         *
Thomas W. Staed(13)..........      5,992       44,000        49,992       *        *        *         *
Robert R. Dyson(14)..........     19,500       29,500        49,000       *        *        *         *
John E. Graham, Jr...........      6,135       23,934        30,069       *        *        *         *
James H. Hunter..............      3,977       25,205        29,182       *        *        *         *
W. Grant Lynch, Jr...........      3,827       19,529        23,356       *        *        *         *
John R. Saunders.............      5,108       16,895        22,003       *        *        *         *
Chapman J. Root, II .........      3,542       13,500        17,042       *        *        *         *
Susan G. Schandel............      3,823       10,692        14,515       *        *        *         *
Robert E. Smith(15) .........      4,432        8,939        13,371       *        *        *         *
Gregory J. Sullivan..........      5,282        7,388        12,670       *        *        *         *
J. Hyatt Brown(16) ..........      2,400        9,000        11,400       *        *        *         *
Walter P. Czarnecki..........      8,230            0         8,230       *        *        *         *
W. Garrett Crotty(17)........      4,027        3,653         7,680       *        *        *         *
John R. Cooper ..............      6,042        1,500         7,542       *        *        *         *
Gregory W. Penske............      6,210            0         6,210       *        *        *         *
Lloyd E. Reuss...............      5,000            0         5,000       *        *        *         *
Christy F. Harris(18)........      4,842          150         4,992       *        *        *         *
Edward H. Rensi..............          0        1,500         1,500       *        *        *         *
All directors and
  executive officers as a
  group (26 persons)(19) ....  4,716,932   20,902,945    25,619,877     20.39%   69.76%   48.25%    63.16%

-------------------------------
  *  Less than 1%.
(1) Unless otherwise indicated the address of each of the beneficial owners identified is c/o the Company, 1801 West International Speedway Boulevard, Daytona Beach, Florida 32114.
(2) Unless otherwise indicated, each person has sole voting and investment power with respect to all such shares.
(3) Reflects the aggregate of 18,852 Class A and 20,325,448 Class B shares indicated in the table as beneficially owned by James C. France, William
      C. France, Lesa D. Kennedy and Brian Z. France, as well as 4,500 Class A shares held of record and 832,633 Class B shares held beneficially by the adult children of James C. France. See footnotes (4), (5) and (9).
(4) Includes (i) 1,500 Class A shares held of record and 304,725 Class B shares held beneficially by Sharon M. France, his spouse, (ii) 9,115,125 Class B shares held of record by Western Opportunity Limited Partnership ("Western Opportunity"), (iii) 4,052,369 Class B shares held of record by Carl Investment Limited Partnership ("Carl"), and
      (iv) 1,880,502 Class B shares held of record by White River Investment Limited Partnership ("White River"). James C. France is the sole shareholder and director of (x) Principal Investment Company, one of the two general partners of Western Opportunity, (y) Quaternary Investment Company, the general partner of Carl, and (z) Secondary Investment Company, one of the two general partners of White River. Also see footnote (5). Does not include shares held of record by the adult children of James C. France.
(5) Includes (i) 1,121 Class A shares held of record by Betty Jane France, his spouse, (ii) 9,115,125 Class B shares held of record by Western Opportunity, (iii) 4,344,874 Class B shares held of record by Polk City Limited Partnership ("Polk City"), and (iv) 1,880,502 Class B shares held of record by White River. William C. France is the sole shareholder and director of each of (x) Sierra Central Corp., one of the two general partners of Western Opportunity, (y) Boone County Corporation, the general partner of Polk City, and (z) Cen Rock Corp., one of the two general partners of White River. Also see footnote (4). Does not include the shares shown in the table as beneficially owned by Lesa D. Kennedy and Brian Z. France, adult children of William C. France.

(6) This owner's address is 13400 West Outer Drive, Detroit, MI 48239-4001. Includes 4,552,621 Class A shares shown in the table as beneficially owned by Penske Corp. and Penske Performance, Inc.
(7) This owner's address is 13400 West Outer Drive, Detroit, MI 48239-4001. Shares shown are also beneficially owned by Roger S. Penske and Penske Performance, Inc.
(8) This owner's address is 1100 North Market Street, Suite 780, Wilmington, DE 19801. Shares shown are also beneficially owned by Roger S. Penske and Penske Corp.
(9) This owner's address is One Post Office Square, Boston, Massachusetts 02109. Shares reported are also included in those reported for Putnam Investments, Inc.
(10) Includes (i) 1,500 Class A shares held of record by Ms. Kennedy as custodian for her minor son, Benjamin, (ii) 1,500 Class A shares held jointly with her spouse, and (iii) 343,950 Class B shares held of record by BBL Limited Partnership. Mrs. Kennedy is the sole shareholder and a director of BBL Company, the sole general partner of BBL Limited Partnership.
(11) Includes 75 Class B shares owned by The Raymond K. Mason, III Trust, as to which Mr. Mason disclaims beneficial ownership.
(12) Includes (i) 16,682 Class B shares held of record by BEEJA Limited Partnership and (ii) 140,000 Class B shares held of record by Mountain-Ocean Limited Partnership.
(13)  Owned jointly with Barbara Staed, his spouse.
(14) Includes 5,000 Class A shares held in the Robert R. Dyson 1987 Family Trust and 9,500 Class A Shares held as Trustee of the Charles H. Dyson Trust No. 2, U/A dated 4/15/76.
(15) Includes 1,837 Class A shares held of record as joint tenants with his spouse.
(16)  Held of record as joint tenants with Cynthia R. Brown, his spouse.
(17) Includes 100 Class B shares held by Mr. Crotty as Trustee for his son and 1,500 shares held by Bellows Falls Investment, Inc. Also includes
      208 Class A shares held by the Black, Sims & Hubka profit sharing plan as to which Mr. Crotty disclaims beneficial ownership.
(18) Includes 500 Class A shares held by M. Dale Harris, his spouse, and 1,500 Class A shares held by Mr. Harris as trustee of The Harris, Midyette, Geary, & Darby P.A. Profit Sharing Plan and Trust.
(19)  See footnotes (4) through (8), and (10) through (18).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     NASCAR, which sanctions most of the Company's major racing events, is controlled by William C. France and James C. France. Standard NASCAR sanction agreements require racetrack operators to pay various monies to NASCAR for each sanction event conducted. Included are sanction fees and prize and point fund monies. The prize and point fund monies are distributed by NASCAR to participants in the events. The aggregate NASCAR sanction fees and prize and point fund monies paid by the Company with respect to fiscal 1997, 1998 and 1999 were $20.6 million, $28.8 million and $45.6 million, respectively.

     In addition, NASCAR and the Company share a variety of expenses in the ordinary course of business. NASCAR pays rent to the Company for office space based upon estimated fair market lease rates for comparable facilities. NASCAR also reimburses the Company for 50% of the compensation paid to personnel working in the Company's legal and risk management departments, as well as 50% of the compensation expense associated with receptionists and the Company's archive departments. The Company's payments to NASCAR for MRN Radio's broadcast rights to Craftsman Truck Series races represents an agreed-upon percentage of the Company's advertising revenues attributable to such race broadcasts. NASCAR's reimbursement for use of the Company's mail room, graphics and publications departments, and the Company's reimbursement of NASCAR for use of corporate aircraft, is based on actual usage. The aggregate amount paid by the Company to NASCAR for shared expenses, net of the amounts received from NASCAR for shared expenses, totaled approximately $720,000, $160,000 and $356,000 during fiscal 1997, 1998 and 1999, respectively. The Company strives to ensure, and management believes that, the terms of the Company's transactions with NASCAR are no less favorable to the Company than could be obtained in arms'-length negotiations.

     J. Hyatt Brown, a director of the Company, serves as President and Chief Executive Officer of Brown & Brown, Inc. ("Brown"). Brown has received commissions for serving as the Company's insurance broker for several of the Company's insurance policies, including its property and casualty policy, certain employee benefit programs and the split-dollar arrangements established for the benefit of William C. France, James C. France and their respective spouses. The aggregate commissions received by Brown in connection with Company policies were approximately $166,000, $240,000 and $185,000 during fiscal 1997, 1998 and 1999, respectively.

     Pursuant to the merger agreement for the PMI acquisition the Company is currently obligated to place three individuals designated by Penske Performance, Inc. on its board of directors and to include such designees as nominees recommended by the Company's board of directors at future elections of directors by shareholders. Messrs. Roger S. Penske, Gregory W. Penske and Walter P. Czarnecki are presently the designees of Penske Performance, Inc. serving on the Company's board of directors. Penske Performance, Inc. is wholly-owned by Penske Corporation which beneficially owns more than five percent of the outstanding stock of the Company. Messrs. Penske, Penske and Czarnecki are also officers and directors of Penske Performance, Inc. and other Penske Corporation affiliates. Roger S. Penske beneficially owns a majority of the voting stock of and controls Penske Corporation and its affiliates. During fiscal 1999 subsequent to the PMI acquisition, Penske Corporation provided the Company with certain executive and legal services at a cost of approximately $313,000. Also, the Company, through certain subsidiaries acquired in the PMI acquisition, sold admissions to the Company's events, hospitality suite occupancy and related services, merchandise, apparel and racing tires and accessories to Penske Corporation and its affiliates. In fiscal 1999 subsequent to the PMI acquisition, Penske Corporation and its affiliates paid approximately $759,000 for the aforementioned goods and services. The Company has outstanding receivables and payables/accrued expenses related to Penske Corporation and its affiliates of approximately $186,000 and $433,000, respectively, at November 30, 1999.

     All of the above transactions, payments and exchanges are considered normal in the ordinary course of business. Transactions, payments and exchanges similar to all of the above are planned during the Company's current fiscal year.

     On May 5, 1999, MSA and the former owners of Route 66 Raceway, LLC formed a new company, Raceway Associates, which is owned 75% by MSA and 25% by the former owners of the Route 66 Raceway, LLC (See Note 3 - - Equity Investments). Route 66 Raceway, LLC owns the 240 acre Route 66 Raceway motorsports complex located in Joliet, Illinois, approximately 35 miles from downtown Chicago. As a result of this transaction the new Raceway Associates now owns the Route 66 Raceway, LLC and the Route 66 Raceway motorsports complex. Edward H. Rensi, a director of the Company, was one of the former owners of the Route 66 Raceway, LLC. Mr. Rensi owned approximately 5.13% of the Route 66 Raceway, LLC and as a result of the transaction now owns approximately 1.28% of Raceway Associates.

                                  PART IV

ITEM 14.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

(a)    Documents filed as a part of this report

1.     Consolidated Financial Statements listed below:

Consolidated Balance Sheets
      - November 30, 1998 and 1999

Consolidated Statements of Income
      - Years ended November 30, 1997, 1998, and 1999

Consolidated Statements of Shareholders' Equity
      - Years ended November 30, 1997, 1998, and 1999

Consolidated Statements of Cash Flows
      - Years ended November 30, 1997, 1998, and 1999

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

3.   Exhibits:

Exhibit
Number           Description of Exhibit

2.1       - Agreement and Plan of Merger, dated as of May 10, 1999, among the Company, 88 Corp. and PMI, as amended by Amendment No. 1 thereto dated as of June 21, 1999 (A)**

2.2       - Agreement and Plan of Merger, dated as of May 10, 1999, among the Company, Penske Performance, Inc., PSH Corp. and Penske Corporation (B)**

3.1       - Articles of Amendment of the Restated and Amended Articles of
            Incorporation of the Company, as filed with the Florida Department of State on July 26, 1999 (3.1)***

3.2       - Conformed Copy of Amended and Restated Articles of
            Incorporation of the Company, as amended as of July 26, 1999
            (3.2)***

3.3       - Conformed Copy of Amended and Restated By-Laws of the Company.
            (3)(ii)****

4.1       - Indenture, dated October 6, 1999, between the Company, its subsidiaries, and First Union National Bank, as Trustee. (2)*****


4.2       - Registration Rights Agreement, dated October 6, 1999, among
            Salomon Smith Barney and First Union Securities, Inc. and the Company (4.3)******

4.3       - Form of Registered Note (included in Exhibit 4.1). (2)*****

4.4       - $300,000,000 Credit Agreement, dated as of July 21, 1999, as amended, among the Company, certain subsidiaries and the lenders party thereto. (1)*****

10.1      - Daytona Property Lease (3)****

10.2      - 1994 Long-Term Incentive Plan (4)****

10.3      - 1996 Long-Term Incentive Plan (5)****

10.4      - Split-Dollar Agreement (WCF)* (6)****

10.5      - Split-Dollar Agreement (JCF)* (7)****

22        - Subsidiaries of the Registrant - filed herewith

23        - Consent of Ernst & Young LLP relating to the Company's
            Registration Statement on Form S-4
            (Commission File No. 333-94085) - filed herewith

27        - Financial Data Schedule - filed herewith

     *Compensatory Plan required to be filed as an exhibit pursuant to Item
      14(c).

    **Incorporated by reference to the Annex shown in parentheses and filed with the Joint Proxy Statement/Prospectus included in the Company's Registration Statement on Form S-4 File No. 333-81165

   ***Incorporated by reference to the exhibit shown in parentheses and filed with the Company's Report on Form 8-K dated July 26, 1999

  ****Incorporated by reference to the exhibit shown in parentheses and filed with the Company's Report on Form 10-K for the year ended November 30, 1998.

 *****Incorporated by reference to the exhibit shown in parentheses and filed with the Company's report on Form 10-Q for the quarter ended August 31, 1999.

******Incorporated by reference to the exhibit shown in parentheses and filed with the Company's Registration Statement filed on Form S-4 File No. 333-94085.

(b)  Reports on Form 8-K

     During the fourth quarter of the period covered by this report the Company filed the following reports on Form 8-K:

     The Company filed a report on Form 8-K dated September 24, 1999 which reported under Item 5. the issuance of a press release announcing the Company's intention to offer in a private placement up to $200 million principal amount of intermediate term Senior Notes.

     The Company filed a report on Form 8-K dated October 1, 1999 which reported under Item 5, the issuance of a press release on October 1, 1999 announcing the pricing of $225 million principal amount of Senior Notes due 2004 and the issuance of a press release on October 5, 1999 announcing the financial results for the third quarter and nine months ended August 31, 1999.
     The Company filed a report on Form 8-K dated October 8, 1999 which reported under Item 5, the issuance of a press release on October 8, 1999 announcing the completion of the previously announced sale of $225 million principal amount of Senior Notes due 2004 in a private placement.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                          INTERNATIONAL SPEEDWAY CORPORATION

DATE:    February 23, 2000              /s/ William C. France
                                        William C. France, Chairman,
                                        Chief Executive Officer & Director

DATE:    February 23, 2000              /s/ Susan G. Schandel
                                        Susan G. Schandel
                                        Chief Financial Officer

DATE:    February 23, 2000              /s/ James C. France
                                        James C. France
                                        Director

DATE:    February 23, 2000              /s/ Lesa D. Kennedy
                                        Lesa D. Kennedy
                                        Director

DATE:    February 23, 2000              /s/ H. Lee Combs
                                        H. Lee Combs
                                        Director

DATE:    February 23, 2000              /s/ James H. Foster
                                        James H. Foster
                                        Director

DATE:    February 23, 2000              /s/ J. Hyatt Brown
                                        J. Hyatt Brown
                                        Director

DATE:    February 23, 2000              /s/ Brian Z. France
                                        Brian Z. France
                                        Director

DATE:    February 23, 2000              /s/ Raymond K. Mason, Jr.
                                        Raymond K. Mason, Jr.
                                        Director

DATE:    February 23, 2000              /s/ Thomas W. Staed
                                        Thomas W. Staed
                                        Director

DATE:    February 23, 2000              /s/ Chapman J. Root, II
                                        Chapman J. Root, II
                                        Director

DATE:    February 23, 2000              /s/ Daniel W. Houser
                                        Daniel W. Houser
                                        Controller