Form 10-Q
period 2000-02-29
INTERNATIONAL SPEEDWAY CORP
filed 2000-04-13
CIK 51548

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2000.

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

    Class A Common Stock, - 23,224,125 shares as of March 31, 2000. Class B Common Stock, - 29,877,028 shares as of March 31, 2000.

PART I. - FINANCIAL INFORMATION
Item 1. - Financial Statements

                INTERNATIONAL SPEEDWAY CORPORATION
              Condensed Consolidated Balance Sheets

                                                              November 30,   February 29,
                                                                  1999          2000
                                                                             (Unaudited)
                                                              -------------- -------------
                                                                      (In Thousands)
                            ASSETS
Current Assets:
  Cash and cash equivalents .........................           $    37,811      $  80,340
  Short-term investments ............................                   690             --
  Receivables, less allowance of $1,000 .............                15,312         29,115
  Inventories .......................................                 3,466          5,444
  Prepaid expenses and other current assets .........                 7,696         10,241
                                                                ------------     ----------
Total Current Assets ................................                64,975        125,140

Property and Equipment - at cost - less accumulated
    depreciation of $84,909 and $93,066, respectively               657,682        716,619

Other Assets:
  Equity investments ................................                17,423         20,401
  Goodwill, less accumulated amortization of $6,753 and
    $11,357 respectively ............................               542,583        707,568
  Restricted investments (Note 3) ...................               295,929         76,483
  Other .............................................                20,535         20,130
                                                                -----------     ------------
                                                                    876,470        824,582
                                                                -----------     ------------
Total Assets ........................................           $ 1,599,127     $1,666,341
                                                                ===========     ============
                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable ..................................           $    17,655     $   21,958
  Deferred income ...................................                77,119        113,771
  Current portion of long-term debt .................                 2,655          4,155
  Income tax payable ................................                    --          6,186
  Other current liabilities .........................                19,443         22,154
                                                                ------------    ------------
Total Current Liabilities ...........................               116,872        168,224

Long-Term Debt (Note 3) .............................               496,067        493,604
Deferred Income Taxes ...............................                72,291         73,811
Long-Term Deferred Income ...........................                 8,376          9,128
Minority Interest ...................................                 3,051          2,788
Commitments and Contingencies .......................                    --             --
Shareholders' Equity
  Class A Common Stock, $.01 par value, 80,000,000 shares
    authorized; 22,876,075 and 23,179,445 issued at November
    30 and February 29, respectively ................                   229            232
  Class B Common Stock, $.01 par value, 40,000,000 shares
    authorized; 30,248,639 and 29,921,708 issued at November 30
    and February 29, respectively ...................                   302            299
  Additional paid-in capital ........................               687,321        688,136
  Retained earnings .................................               216,432        231,705
                                                                ------------    ------------
                                                                    904,284        920,372
  Less unearned compensation-restricted stock .......                 1,814          1,586
                                                                ------------    ------------
Total Shareholders' Equity ..........................               902,470        918,786
                                                                ------------    ------------
Total Liabilities and Shareholders' Equity ..........           $ 1,599,127     $1,666,341
                                                                ============    ============

See accompanying notes.

                      INTERNATIONAL SPEEDWAY CORPORATION
                 Condensed Consolidated Statements of Income

                                                        Three Months Ended
                                                     February 28,  February 29,
                                                        1999          2000
                                                           (Unaudited)
                                                     ------------   -----------
                                                       (In Thousands, Except
                                                          Per Share Data)
REVENUES:
  Admissions, net....................................   $37,614     $ 48,594
  Motorsports related income.........................    34,444       45,774
  Food, beverage and merchandise income .............    10,834       16,237
  Other income.......................................       344          990
                                                     -----------  -----------
                                                         83,236      111,595
EXPENSES:
  Direct expenses:
    Prize and point fund monies
      and NASCAR sanction fees.......................    12,804       18,792
    Motorsports related expenses.....................    11,080       17,142
    Food, beverage and merchandise expenses .........     5,239        8,553
  General and administrative expenses................    10,254       19,081
  Depreciation and amortization .....................     3,626       12,840
                                                     -----------  -----------
                                                         43,003       76,408
                                                     -----------  -----------
Operating income ....................................    40,233       35,187
Interest income .....................................     2,086        1,549
Interest expense ....................................      (297)      (8,062)
Equity in net income (loss) from equity investments .        25         (552)
Minority interest ...................................        --          263
                                                     -----------  -----------
Income before income taxes ..........................    42,047       28,385
Income taxes ........................................    16,108       12,288
                                                     -----------  -----------

Net income ..........................................   $25,939     $ 16,097
                                                     ===========  ===========
Basic earnings per share ............................    $ 0.61       $ 0.30
                                                     ===========  ===========
Diluted earnings per share ..........................    $ 0.60       $ 0.30
                                                     ===========  ===========
Dividends per share..................................    $ 0.00       $ 0.00
                                                     ===========  ===========
Basic weighted average shares outstanding ...........42,858,839   52,948,817
                                                     ===========  ===========
Diluted weighted average shares outstanding .........42,994,673   53,040,684
                                                     ===========  ===========

See accompanying notes.

                      International Speedway Corporation
            Condensed Consolidated Statements of Shareholders' Equity


                                          CLASS A    CLASS B
                                          COMMON     COMMON                               UNEARNED
                                           STOCK      STOCK     ADDITIONAL              COMPENSATION-       TOTAL
                                          $.01 PAR   $.01 PAR    PAID-IN     RETAINED     RESTRICTED      SHAREHOLDERS'
                                           VALUE      VALUE      CAPITAL     EARNINGS       STOCK            EQUITY
                                          --------   ---------   ---------   ---------    -----------     --------------
                                                                         (In Thousands)

BALANCE AT NOVEMBER 30, 1998              $115           $316    $205,089    $163,201        $(1,866)        $366,855

Activity 12/1/98  - 2/28/99 - unaudited:
  Net income ...........................    --             --          --      25,939             --           25,939
  Change in equity investment ..........    --             --         (53)         --             --              (53)
  Reacquisition of previously issued
    common stock .......................    --             --        (314)       (796)            --           (1,110)
  Conversion of Class B Common Stock to
    Class A Common Stock ...............     4             (4)         --          --             --               --
  Income tax benefit related to restricted
    stock plan .........................    --             --       1,129          --             --            1,129
  Amortization of unearned compensation.    --             --          --          --            244              244
                                          -----          -----   ---------   ---------       --------        ---------
BALANCE AT FEBRUARY 28, 1999 - unaudited   119            312     205,851     188,344         (1,622)         393,004

Activity 3/1/99 - 11/30/99  - unaudited:
  Net income ...........................    --             --          --      30,674             --           30,674
  Issuance of common stock for PMI
    acquisition ........................   100             --     480,472          --             --          480,572
  Cash dividends ($.06 per share) ......    --             --          --      (2,586)            --           (2,586)
  Change in equity investment ..........    --             --         (37)         --             --              (37)
  Restricted stock grant ...............    --             --       1,035          --         (1,035)              --
  Conversion of Class B Common Stock to
    Class A Common Stock ...............    10            (10)         --          --             --               --
  Amortization of unearned compensation.    --             --          --          --            843              843
                                          -----          -----   ---------   ---------       --------        ---------
BALANCE AT NOVEMBER 30, 1999               229            302     687,321     216,432         (1,814)         902,470

Activity 12/1/99  - 2/29/00 - unaudited:
  Net income ...........................    --             --          --      16,097             --           16,097
  Reacquisition of previously issued
    common stock .......................    --             --        (354)       (824)            --           (1,178)
  Conversion of Class B Common Stock to
    Class A Common Stock ...............     3             (3)         --          --             --               --
  Income tax benefit related to restricted
    stock plan .........................    --             --       1,169          --             --            1,169
  Amortization of unearned compensation.    --             --          --          --            228              228
                                          -----          -----   ---------   ---------       --------        ---------
BALANCE AT FEBRUARY 29, 2000 - unaudited  $232           $299    $688,136    $231,705        $(1,586)        $918,786
                                          =====          =====   =========   =========       ========        =========



See accompanying notes.

                       International Speedway Corporation
                 Condensed Consolidated Statements of Cash Flows

                                                       Three Months Ended
                                               February 28,      February 29,
                                                    1999             2000
                                                         (Unaudited)
                                               ------------      ------------
                                                          (In Thousands)
OPERATING ACTIVITIES
Net income......................................   $ 25,939        $ 16,097
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization ..............      3,626          12,840
    Amortization of unearned compensation.......        244             228
    Amortization of financing costs ............         --             436
    Deferred income taxes.......................      4,087           3,204
    Undistributed loss (gain) from equity
      investments ..............................        (25)            552
    Minority interest ..........................          -            (263)
  Changes in operating assets and liabilities:
    Receivables, net ...........................     (3,515)        (13,800)
    Inventories, prepaid expenses and other
      current assets ...........................      1,582          (4,403)
    Other assets................................         --              49
    Accounts payable, and other current liabilities   2,925           5,267
    Deferred income.............................     (6,717)         36,833
    Income tax payable .........................      7,327           7,355
                                                   ---------       ---------
Net cash provided by operating activities.......     35,473          64,395

INVESTING ACTIVITIES
  Change in short-term investments, net ........    (32,544)            690
  Capital expenditures..........................    (19,255)        (20,286)
  Acquisition ..................................         --        (215,627)
  Equity investments ...........................       (250)         (3,530)
  Change in restricted investments, net ........    (59,213)        219,446
  Other, net ...................................        (72)           (184)
                                                   ---------       ---------
Net cash used in investing activities...........   (111,334)        (19,491)

FINANCING ACTIVITIES
  Net draws under credit facilities ............         --           1,500
  Payment of long-term debt ....................       (530)         (2,500)
  Proceeds from long-term debt .................     63,712              --
  Reacquisition of previously issued
   common stock.................................     (1,110)         (1,178)
  Other ........................................         --            (197)
                                                  ----------       ---------
Net cash provided by (used in ) financing
   activities ..................................     62,072          (2,375)
                                                  ----------       ---------
Net increase (decrease) in cash and cash
 equivalents ...................................    (13,789)         42,529
Cash and cash equivalents at beginning of period     38,676          37,811
                                                   ---------       ---------
Cash and cash equivalents at end of period .....   $ 24,887        $ 80,340
                                                   =========       =========

See accompanying notes.

                       International Speedway Corporation
              Notes to Condensed Consolidated Financial Statements
                     November 30, 1999 and February 29, 2000
                                  (Unaudited)

1.  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and generally accepted accounting principles but do not include all of the information and disclosures required for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest annual report on Form 10-K for International Speedway Corporation and its majority-owned subsidiaries (the "Company"). In management's opinion, the statements include all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to conform to the financial presentation at February 29, 2000.

Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information", became effective for the Company in 1999. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and reporting selected information about operating segments in interim financial reports. (See Note 6)

Earnings per share - Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The difference between basic weighted average shares and diluted weighted average shares is related to shares issued under the Company's long-term incentive stock plans, using the treasury stock method as prescribed by the standard.

Because of the seasonal concentration of racing events and the acquisitions in July and December 1999 (Note 2), the results of operations for the three-month periods ended February 28, 1999 and February 29, 2000 are not indicative of the results to be expected for the year.

2. Acquisitions

On July 26, 1999, the Company acquired the approximately 88%, or 12.2 million outstanding common shares, of Penske Motorsports, Inc. ("PMI") stock that it did not already own for approximately $129.8 million and 10,029,861 shares of the Company's Class A Common Stock. Transaction costs, net of cash acquired in the transaction, totaled approximately $3.6 million. The total cash and stock consideration issued in the transaction was approximately $611.1 million.

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

The transaction purchase price has been allocated to the assets and liabilities of PMI and Miami based upon preliminary estimates of their fair market value. Management does not believe the final allocation will differ materially from the preliminary allocation. The excess of the purchase price over the fair value of the net assets acquired of approximately $108.2, has been allocated, based upon the preliminary allocation, as goodwill of approximately $507.4 million and assembled workforce of approximately $900,000 amortized on a straight line basis over 40 years and five years, respectively. The amount amortized during the three months ended February 29, 2000 was approximately $3.4 million.

On December 1, 1999, the Company acquired Richmond International Raceway ("Richmond") for approximately $215.6 million, including acquisition costs. The Richmond acquisition has been accounted for under the purchase method of accounting, and accordingly, the results of operations have been included in the Company's consolidated statements of income since the date of acquisition.

The purchase price was allocated to the assets and liabilities acquired based on estimated fair values at the acquisition date. The excess of the purchase price over the fair value of the net assets acquired was approximately $169.3 million and was recorded as goodwill, which is being amortized on a straight line basis over 40 years. The amount amortized during the three months ended February 29, 2000 was approximately $1.1 million.

As a result of the PMI and Richmond acquisitions, the Company operates 11 major motorsports facilities across the United States.

The following unaudited pro forma financial information presents a summary of consolidated results of operations as if the PMI and Richmond acquisitions had occurred as of December 1, 1998 after giving effect to certain adjustments, including depreciation, amortization of goodwill, interest income, interest expense, equity earnings, minority interest and the related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition had been made on that date, nor are they necessarily indicative of results which may occur in the future
 .
                                   (Proforma - unaudited)

                                    Three Months Ended
                                     February 28, 1999
                                  -----------------------
                         (In Thousands, except per share amounts)

Total Revenues                           $ 95,456
Net Income                                    14,150
Basic income per share                       0.27
Diluted income per share                     0.27


3.Long-Term Debt

Long-term debt consists of the following (in thousands):

                                   November 30,           February 29,
                                       1999                   2000
                                          -------------          ------------
Senior Notes, net of discount of
 $338 and $321                              $224,662               $224,679
Credit facilities                            169,500                171,000
TIF bond debt service funding commitment,
  net of discount of $1,645 and $1,625      69,010                 69,030
Term debt                                     30,000                 27,500
Notes payable                           5,550                  5,550
                                     ---------              ---------
                                      498,722                497,759
Less current portion                         2,655                  4,155
                                     ---------              ---------
                                          $496,067               $493,604
                                            =========             =========


On October 6, 1999, the Company completed an offering of $225 million principal amount of senior notes ("Senior Notes") due October 15, 2004 in a private placement. The unsecured Senior Notes bear interest at 7.875% and rank equally with all of the Company's other senior unsecured and unsubordinated indebtedness. The Senior Notes require semi-annual interest payments beginning on April 15, 2000 through maturity on October 15, 2004. The Senior Notes may be redeemed in whole or in part, at the option of the Company, at any time or from time to time at a redemption price as defined in the indenture. Certain of the Company's subsidiaries are guarantors of the Senior Notes (See Note 7). The Senior Notes also contain various restrictive covenants. On March 17, 2000, the Company completed an offer to exchange the Senior Notes issued in the private placement for registered senior notes ("Registered Senior Notes") with substantially identical terms.

The total gross proceeds from the sale of the Senior Notes were $225 million, net of $349,000 discount and approximately $4.7 million of deferred financing fees. The deferred financing fees will be treated as additional interest related to the Registered Senior Notes and amortized over the life of the Registered Senior Notes on an effective yield method.

In December, 1999, the Company's fully-underwritten revolving credit facility ("Credit Facility") was increased from $200 million to $250 million. The Credit Facility matures on March 31, 2004, and pays interest at LIBOR plus 50-100 basis points. At February 29, 2000, the Company had borrowings of $160 million under the Credit Facility, all of which related to the financing of the Company's December 1999 Richmond acquisition (See Note 2). The Credit Facility contains various restrictive covenants.

In addition, the Company's Miami subsidiary also has an agreement with a group of banks for a $20 million credit facility ("Miami Credit Facility") and a $27.5 million term loan. The Miami Credit Facility and term loan are collateralized by all of the assets of the Company's Miami subsidiary. The Miami Credit Facility, which is automatically reduced to $15 million on December 31, 2002, matures on December 31, 2004. At February 29, 2000, the Company had borrowings of $11 million under the Miami Credit Facility. The term loan is payable in annual installments, which range from $4.0 million to $7.0 million on December 31, 2004. Interest on the Miami Credit Facility and term loan is paid based on calendar quarters and accrues interest at LIBOR plus 75-150 basis points. The Company has entered into an interest rate swap agreement that effectively fixes the floating rate on the outstanding balances under the term loan at 6.6% through December 31, 2000 and 7.1% for the remainder of the loan period. The Miami Credit Facility and the term loan contain various restrictive covenants.

In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas ("Unified Government"), issued approximately $71.3 million in taxable special obligation revenue ("TIF") bonds and approximately $24.3 million in sales tax special obligation revenue ("STAR") bonds, in connection with the financing of phase I construction of the speedway in Kansas. The net proceeds were deposited into separate interest-bearing trust accounts. The STAR bonds will be retired with state and local taxes generated within the project's boundaries and are not an obligation of the Company. The TIF bonds are comprised of a $21.6 million, 6.15% term bond due December 1, 2017 and a $49.7 million, 6.75% term bond due December 1, 2027. The TIF bonds are serviced through payments by the Unified Government, which are funded through payments made by the Company to the Unified Government in lieu of property taxes ("Funding Commitment"). Principal (mandatory redemption) payments per the Funding Commitment are payable by the Company on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable annually on April 1 and October 1. The Company has granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.

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

Total interest incurred by the Company was approximately $297,000 and $8.1 million for the three months ended February 28, 1999 and February 29, 2000, respectively. Total interest capitalized for the three months ended February 28, 1999 and February 29, 2000, was approximately $275,000 and $1.6 million, respectively.

Financing costs of approximately $11.7 million, net of accumulated amortization, have been deferred and are included in other assets at February 29, 2000. These costs are being amortized on an effective yield method over the life of the related financing.

4. Related Party Disclosures and Transactions

All of the racing events that take place during the Company's fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association ("AHRMA"), the American Motorcyclist Association ("AMA"), the Automobile Racing Club of America ("ARCA"), the Championship Cup Series ("CCS"), Championship Auto Racing Teams ("CART"), the Federation Internationale de l'Automobile ("FIA"), the Grand American Road Racing Association ("GARRA"), the Federation Internationale Motocycliste ("FIM"), Historic Sportscar Racing ("HSR"), the International Race of Champions ("IROC"), the Indy Racing League ("IRL"), the National Association for Stock Car Auto Racing, Inc. ("NASCAR"), the Sports Car Club of America ("SCCA"), the Sportscar Vintage Racing Association ("SVRA"), the United States Auto Club ("USAC"), and the World Karting Association ("WKA"). NASCAR, which sanctions some of the Company's principal racing events, is a member of the France Family Group which controls in excess of 60% of the combined voting power of the outstanding stock of the Company and some members of which serve as directors and officers. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors totaled approximately $10.2 million and $14.7 million for the three-month periods ended February 28, 1999 and February 29, 2000, respectively.

5. Legal Proceedings

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

In March 1997, two purported class action companion lawsuits were filed in the United States District Court, Northern District of Georgia, against the Company, Americrown, and a number of other persons (including Motorsports International Corp. ("Motorsports International"), previously a subsidiary of PMI which was acquired by the Company in the PMI Acquisition). Both suits sought damages and injunctive relief on behalf of all persons who purchased souvenirs or merchandise from certain vendors at any NASCAR Winston Cup race or supporting event in the United States during the period 1991 to present. The two suits have been consolidated and class certification has not yet been decided by the court. Discovery has been concluded. The Company and Americrown have disputed the allegations and have defended the actions fully and vigorously.

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

In the third quarter of fiscal year 1999 the Company accrued approximately $2.8 million representing Americrown's cash portion of the proposed Souvenir Litigation settlement. The remaining $1.8 million is attributable to Motorsports International and was recorded as a part of the merger purchase price. The effects of the discount coupon program will be recognized in future periods as coupons are redeemed.

North Carolina Speedway Dissenters' Action

In connection with PMI's acquisition of North Carolina Speedway in 1997, certain of the North Carolina Speedway stockholders (constituting more than 5% of the North Carolina Speedway shares outstanding prior to the acquisition) exercised their right under North Carolina law to dissent to the price paid for the common stock of North Carolina Speedway. These dissenting shareholders were paid $16.77 per share. These dissenters have requested $55.00 per share and have sued PMI, Penske Acquisition, Inc. and North Carolina Speedway in North Carolina Superior Court, Mecklenburg County, North Carolina. Under PMI's agreement with Mrs. DeWitt (the former majority stockholder of North Carolina Speedway), if a dissenting stockholder, which represents more than five percent of the North Carolina Speedway stock, receives more consideration in a dissenters' action than PMI paid in connection with the acquisition of North Carolina Speedway, all stockholders of North Carolina Speedway at the time of the acquisition, other than PMI and its affiliates, would receive a per share amount equal to the award in dissenter's court less the per share amount paid in the acquisition ($19.61 per share to stockholders other than the dissenting shareholders). Because PMI acquired Mrs. DeWitt's shares prior to the completion of this acquisition, Mrs. DeWitt would not be entitled to receive additional consideration for her shares. An adverse decision with respect to the dissenters' proceeding could materially increase the price paid by PMI for the shares of North Carolina Speedway held by shareholders entitled to additional compensation. The Company would have to pay any such additional compensation, which it intends to recognize as a current expense in the event of such a decision.

Management is presently unable to further predict or quantify the outcome of these matters


6.  Segment Reporting

The following table provides segment reporting of the Company for the three months ended February 28, 1999 and February 29, 2000:

                                     1999              2000
                                  --------          --------
                                          (In thousands)
Net Revenues:
  Motorsports Events              $   80,134       $   105,269
  All Other                            3,561             8,417
                                  ----------       -----------
  Total                           $   83,695       $   113,686
                                  ==========       ===========

Operating Income:
  Motorsports Events              $   39,297       $    33,815
  All Other                              936             1,372
                                  ----------       ------------
  Total                           $   40,233       $    35,187
                                  ==========       ============

Total Assets
  Motorsports Events              $  561,033       $ 1,615,423
  All Other                           17,498            50,918
                                  ----------       ------------
  Total                           $  578,531       $ 1,666,341
                                  ==========       ============

Intersegment revenues were approximately $459,000 and $2.1 million for the three months ended February 28, 1999 and February 29, 2000, respectively.

7.  Condensed Consolidating Financial Statements

The following table presents the required condensed consolidating financial information for the Company and its subsidiary guarantors.

Included are condensed consolidating balance sheets as of February 29, 2000 and November 30, 1999 and the condensed consolidating statements of income and cash flows for the three months ended February 29, 2000 and February 28, 1999, respectively, of: (a) the Parent; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate Parent with guarantor and non-guarantor subsidiaries; and (e) the Company on a consolidated basis.

                 INTERNATIONAL SPEEDWAY CORPORATION
                CONDENSED CONSOLIDATING BALANCE SHEET
                           February 29, 2000
                               (Unaudited)

                                                                         COMBINED       COMBINED
                                                           PARENT        GUARANTOR    NON-GUARANTOR
                                                           COMPANY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                        -------------   ------------   ------------   ------------   ------------
                                                                                     (in thousands)
                      ASSETS
Current Assets:
  Cash and cash equivalents .........................   $     39,550    $    39,651    $     1,139    $        -     $    80,340
  Receivables, net...................................         25,342         22,315          1,833        (20,375)        29,115
  Other current assets ..............................          1,518         10,015          4,152             -          15,685
                                                        -------------   ------------   ------------   ------------   ------------
Total Current Assets ................................         66,410         71,981          7,124        (20,375)       125,140

Property and Equipment, net..........................        177,997        380,705        157,917             -         716,619
Other Assets:
  Investment in subsidiaries.........................      1,139,062          2,660             -      (1,141,722)            -
  Equity investments......... .......................             -          20,401             -              -          20,401
  Goodwill...........................................             -         507,592        199,976             -         707,568
  Restricted investments.............................             -              -          76,483             -          76,483
  Other .............................................         12,740          1,088          6,302             -          20,130
                                                       -------------   ------------   ------------   ------------   ------------
                                                           1,151,802        531,741        282,761     (1,141,722)       824,582
                                                        -------------   ------------   ------------   ------------   ------------
Total Assets ........................................   $  1,396,209    $   984,427    $   447,802    $(1,162,097)   $ 1,666,341
                                                        =============   ============   ============   ============   ============

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and other current liabilities.....   $     32,073    $    34,197    $     8,558    $   (20,375)   $    54,453
  Deferred income ...................................         42,570         56,651         14,550             -         113,771
                                                        -------------   ------------   ------------   ------------   ------------
Total Current Liabilities ...........................         74,643         90,848         23,108        (20,375)       168,224

Long-Term Debt ......................................        384,679         90,685        295,925       (277,685)       493,604
Deferred Income Taxes ...............................         33,126         37,642          3,043             -          73,811
Long-Term Deferred Income ...........................             -              -           9,128             -           9,128
Minority Interest ...................................             -              -           2,788             -           2,788
Commitments and Contingencies                                     -              -              -              -              -

Shareholders' Equity:
  Class A Common Stock...............................            232             -              -              -             232
  Class B Common Stock...............................            299             -              -              -             299
  Additional paid-in capital ........................        688,136             -              -              -         688,136
  Intercompany capital...............................             -         745,251        117,969       (863,220)            -
  Retained earnings .................................        216,680         20,001         (4,159)          (817)       231,705
                                                        -------------   ------------   ------------   ------------   ------------
                                                             905,347        765,252        113,810       (864,037)       920,372

  Less unearned compensation.........................          1,586             -              -              -           1,586
                                                        -------------   ------------   ------------   ------------   ------------
Total Shareholders' Equity ..........................        903,761        765,252        113,810       (864,037)       918,786
                                                        -------------   ------------   ------------   ------------   ------------
Total Liabilities and Shareholders' Equity ..........   $  1,396,209    $   984,427    $   447,802    $(1,162,097)   $ 1,666,341
                                                        =============   ============   ============   ============   ============

                 INTERNATIONAL SPEEDWAY CORPORATION
                CONDENSED CONSOLIDATING BALANCE SHEET
                           November 30, 1999
                               (Audited)

                                                                         COMBINED       COMBINED
                                                           PARENT        GUARANTOR    NON-GUARANTOR
                                                           COMPANY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                        -------------   ------------   ------------   ------------   ------------
                                                                                     (in thousands)
                      ASSETS
Current Assets:
  Cash and cash equivalents .........................   $     11,768    $    25,120    $       923    $        -     $    37,811
  Short-term investments ............................            690             -              -              -             690
  Receivables, net...................................         17,747          8,075          1,718        (12,228)        15,312
  Other current assets ..............................          8,258            857          2,047             -          11,162
                                                        -------------   ------------   ------------   ------------   ------------
Total Current Assets ................................         38,463         34,052          4,688        (12,228)        64,975

Property and Equipment, net..........................        174,726        377,107        105,849             -         657,682
Other Assets:
  Investment in Subsidiaries.........................        925,834          2,662             -        (928,496)            -
  Equity investments......... .......................             -          17,423             -              -          17,423
  Goodwill...........................................             -         510,635         31,948             -         542,583
  Restricted investments.............................        215,250             -          80,679             -         295,929
  Other .............................................         13,172          1,132          6,231             -          20,535
                                                        -------------   ------------   ------------   ------------   ------------
                                                           1,154,256        531,852        118,858       (928,496)       876,470
                                                        -------------   ------------   ------------   ------------   ------------
Total Assets ........................................   $  1,367,445    $   943,011    $   229,395    $  (940,724)   $ 1,599,127
                                                        =============   ============   ============   ============   ============

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and other current liabilities.....   $     14,102    $    31,317    $     6,634    $   (12,300)   $    39,753
  Deferred income ...................................         66,068          9,504          1,547             -          77,119
                                                        -------------   ------------   ------------   ------------   ------------
Total Current Liabilities ...........................         80,170         40,821          8,181        (12,300)       116,872

Long-Term Debt ......................................        384,662         90,300        157,784       (136,679)       496,067
Deferred Income Taxes ...............................         34,743         38,320           (772)            -          72,291
Long-Term Deferred Income ...........................             -              -           8,376             -           8,376
Minority Interest ...................................             -              -           3,051             -           3,051
Commitments and Contingencies .......................             -              -              -              -              -

Shareholders' Equity:
  Class A Common Stock...............................            229             -              -              -             229
  Class B Common Stock...............................            302             -              -              -             302
  Additional paid-in capital ........................        687,321             -              -              -         687,321
  Intercompany capital...............................             -         737,971         46,196       (784,167)            -
  Retained earnings .................................        181,832         35,599          6,579         (7,578)       216,432
                                                        -------------   ------------   ------------   ------------   ------------
                                                             869,684        773,570         52,775       (791,745)       904,284

  Less unearned compensation.........................          1,814             -              -              -           1,814
                                                        -------------   ------------   ------------   ------------   ------------
Total Shareholders' Equity ..........................        867,870        773,570         52,775       (791,745)       902,470
                                                        -------------   ------------   ------------   ------------   ------------
Total Liabilities and Shareholders' Equity ..........   $  1,367,445    $   943,011    $   229,395    $  (940,724)   $ 1,599,127
                                                        =============   ============   ============   ============   ============

                       INTERNATIONAL SPEEDWAY CORPORATION
                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                 FOR THE THREE MONTHS ENDED FEBRUARY 29, 2000
                                (Unaudited)

                                                                         COMBINED       COMBINED
                                                           PARENT        GUARANTOR    NON-GUARANTOR
                                                           COMPANY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                        -------------   ------------   ------------   ------------   ------------
                                                                                      (in thousands)

Revenues:
  Admissions, net....................................   $     44,622    $     3,458    $       514    $         -    $    48,594
  Motorsports related income.........................         38,024          8,209          1,217         (1,676)        45,774
  Food, beverage and merchandise income..............          3,233         16,520            146         (3,662)        16,237
  Other income.......................................            435          3,949            216         (3,610)           990
                                                        -------------   ------------   ------------   ------------   ------------
    Total revenues...................................         86,314         32,136          2,093         (8,948)       111,595

Expenses:
Direct Expenses:
  Prize and point fund monies and NASCAR sanction fees        15,094          3,034            664             -          18,792
  Motorsports related expenses.......................         13,186          5,696          1,472         (3,212)        17,142
  Food, beverage and merchandise expenses............             -          13,389             -          (4,836)         8,553
General and administrative expenses..................          9,362          8,373          2,246           (900)        19,081
Depreciation and amortization........................          2,736          7,951          2,153             -          12,840
                                                        -------------   ------------   ------------   ------------   ------------
     Total expenses..................................         40,378         38,443          6,535         (8,948)        76,408
                                                        -------------   ------------   ------------   ------------   ------------

Operating income (loss) .............................         45,936         (6,307)        (4,442)            -          35,187
Interest income......................................          4,774          2,622            936         (6,783)         1,549
Interest expense.....................................         (7,257)        (3,935)        (3,653)         6,783         (8,062)
Equity in net income (loss) from equity investments..             -            (552)            -              -            (552)
Minority interest....................................             -              -             263             -             263
                                                        -------------   ------------   ------------   ------------   ------------
Income (loss) before income taxes                             43,453         (8,172)        (6,896)            -          28,385
Income taxes                                                  11,469            311            508             -          12,288
                                                        -------------   ------------   ------------   ------------   ------------
Net income (loss)....................................   $     31,984    $    (8,483)   $    (7,404)   $        -     $    16,097
                                                        =============   ============   ============   ============   ============


                    INTERNATIONAL SPEEDWAY CORPORATION
                CONDENSED CONSOLIDATING STATEMENT OF INCOME
                FOR THE THREE MONTHS ENDED FEBRUARY 28, 1999
                               (Unaudited)

                                                                         COMBINED       COMBINED
                                                           PARENT        GUARANTOR    NON-GUARANTOR
                                                           COMPANY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                        -------------   ------------   ------------   ------------   ------------
                                                                                     (in thousands)

Revenues:
  Admissions, net....................................   $     37,044    $       582    $        -     $       (12)   $    37,614
  Motorsports related income.........................         34,065          1,712             -          (1,333)        34,444
  Food, beverage and merchandise income..............          4,118          9,752             -          (3,036)        10,834
  Other income.......................................            297          1,977             -          (1,930)           344
                                                        -------------   ------------   ------------   ------------   ------------
    Total revenues...................................         75,524         14,023             -          (6,311)        83,236

Expenses:
Direct Expenses:
  Prize and point fund monies and NASCAR sanction fees        12,465            339             -              -          12,804
  Motorsports related expenses.......................         11,165          1,919             10         (2,014)        11,080
  Food, beverage and merchandise expenses............          1,030          8,138             -          (3,929)         5,239
General and administrative expenses..................          7,540          2,862            220           (368)        10,254
Depreciation and amortization........................          2,338          1,288             -              -           3,626
                                                        -------------   ------------   ------------   ------------   ------------
     Total expenses..................................         34,538         14,546            230         (6,311)        43,003
                                                        -------------   ------------   ------------   ------------   ------------

Operating income (loss) .............................         40,986           (523)          (230)            -          40,233
Interest income......................................          2,919            105            520         (1,458)         2,086
Interest expense.....................................             -          (1,072)          (683)         1,458           (297)
Equity in net income from equity investments ........             -              25             -              -              25
                                                        -------------   ------------   ------------   ------------   ------------
Income (loss) before income taxes                             43,905         (1,465)          (393)            -          42,047
Income taxes (benefit)                                        15,786            394            (72)            -          16,108
                                                        -------------   ------------   ------------   ------------   ------------
Net income (loss)....................................   $     28,119    $    (1,859)   $      (321)   $        -     $    25,939
                                                        =============   ============   ============   ============   ============


                    INTERNATIONAL SPEEDWAY CORPORATION
              CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED FEBRUARY 29, 2000
                                (Unaudited)

                                                                         COMBINED       COMBINED
                                                           PARENT        GUARANTOR    NON-GUARANTOR
                                                           COMPANY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                        -------------   ------------   ------------   ------------   ------------
                                                                                     (in thousands)


OPERATING ACTIVITIES
 Net income (loss) .................................... $     31,984     $   (8,483)    $   (7,404)   $       -       $   16,097
 Adjustments to reconcile net income
   to cash provided by operating activities:
 Depreciation and amortization ........................        3,089          7,951          2,236            -           13,276
 Amortization of unearned compensation ................          228             -              -             -              228
 Deferred income taxes ................................       (1,617)         1,006          3,815            -            3,204
 Undistributed loss from equity investment ............           -             552             -             -              552
 Minority interest.....................................           -              -            (263)           -             (263)
 Changes in Operating Assets and Liabilities:
   Receivables net ....................................       (7,595)       (14,240)          (112)        8,147         (13,800)
   Inventories, prepaid expenses and other current assets      6,740         (9,158)        (1,985)           -           (4,403)
   Other assets .......................................          211            (31)          (131)           -               49
   Accounts payable and other current liabilities......       19,140          1,698           (143)       (8,073)         12,622
   Deferred income ....................................      (23,498)        47,147         13,184            -           36,833
                                                        -------------   ------------   ------------   ------------   ------------
Net cash provided by operating activities .............       28,682         26,442          9,197            74          64,395

INVESTING ACTIVITIES
 Change in short-term investments, net.................          690             -              -             -              690
 Capital expenditures .................................       (4,825)        (9,349)        (6,112)           -          (20,286)
 Acquisition ..........................................           -              -        (215,627)           -         (215,627)
 Equity investments ...................................           -          (3,530)            -             -           (3,530)
 Change in restricted investments, net ................      215,250             -           4,196            -          219,446
 Intercompany investing, net...........................     (210,715)         1,729        209,060           (74)             -
 Other, net............................................           75           (259)            -             -             (184)
                                                        -------------   ------------   ------------   ------------   ------------
 Net cash provided by (used in) investing activities ...         475        (11,409)        (8,483)          (74)        (19,491)

FINANCING ACTIVITIES
 Net draws under credit facilities ....................           -              -           1,500            -            1,500
 Payment of long term debt.............................           -              -          (2,500)           -           (2,500)
 Reacquisition of previously issued common stock ......       (1,178)            -              -             -           (1,178)
 Other ................................................         (197)            -              -             -             (197)
                                                        -------------   ------------   ------------   ------------   ------------
Net cash used in financing activities .................       (1,375)            -          (1,000)           -           (2,375)
                                                        -------------   ------------   ------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents ..       27,782         15,033           (286)           -           42,529
Cash and cash equivalents at beginning of period ......       11,768         24,618          1,425            -           37,811
                                                        -------------   ------------   ------------   ------------   ------------
Cash and cash equivalents at end of period ............ $     39,550    $    39,651    $     1,139    $       -       $   80,340
                                                        =============   ============   ============   ============   ============

                    INTERNATIONAL SPEEDWAY CORPORATION
              CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED FEBRUARY 28, 1999
                                (Unaudited)

                                                                         COMBINED       COMBINED
                                                           PARENT        GUARANTOR    NON-GUARANTOR
                                                           COMPANY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                        -------------   ------------   ------------   ------------   ------------
                                                                                     (in thousands)


OPERATING ACTIVITIES
 Net income (loss) .................................... $     28,119    $    (1,859)   $      (321)    $       -      $   25,939
 Adjustments to reconcile net income
   to cash provided by operating activities:
 Depreciation and amortization ........................        2,338          1,288             -              -           3,626
 Amortization of unearned compensation ................          244             -              -              -             244
 Deferred income taxes ................................        3,988            171            (72)            -           4,087
 Undistributed income from equity investment...........           -             (25)            -              -             (25)
 Changes in Operating Assets and Liabilities:
   Receivables, net....................................       (2,106)        (4,690)           (41)         3,322         (3,515)
   Inventories, prepaid expenses and other current assets      3,446         (1,198)          (666)            -           1,582
   Accounts payable and other current liabilities......       10,720          2,345            509         (3,322)        10,252
   Deferred income ....................................      (17,152)        10,435             -              -          (6,717)
                                                        -------------   ------------   ------------   ------------   ------------
 Net cash provided by (used in) operating activities ..       29,597          6,467           (591)            -          35,473

INVESTING ACTIVITIES
 Change in short-term investments, net.................      (32,544)            -              -              -         (32,544)
 Capital expenditures .................................       (9,420)        (2,195)        (7,640)            -         (19,255)
 Equity investments ...................................           -            (250)            -              -            (250)
 Change in restricted investments, net ................       53,500             -        (112,713)            -         (59,213)
 Intercompany investing, net...........................      (59,390)           319          4,719         54,352             -
 Other, net............................................          (72)            -              -              -             (72)
                                                        -------------   ------------   ------------   ------------   ------------
Net cash provided by (used in) investing activities....      (47,926)        (2,126)      (115,634)        54,352       (111,334)

FINANCING ACTIVITIES
 Payment of long-term debt.............................                        (530)            -              -            (530)
 Proceeds from long-term debt .........................           -           1,768        116,296        (54,352)        63,712
 Reacquisition of previously issued common stock ......       (1,110)            -              -              -          (1,110)
                                                        -------------   ------------   ------------   ------------   ------------
Net cash provided by (used in) financing activities....       (1,110)         1,238        116,296        (54,352)        62,072
                                                        -------------   ------------   ------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents ..      (19,439)         5,579             71             -         (13,789)
Cash and cash equivalents at beginning of period ......       27,000         11,543            133             -          38,676
                                                        -------------   ------------   ------------   ------------   ------------
Cash and cash equivalents at end of period .............$      7,561    $    17,122    $       204    $        -     $    24,887
                                                        =============   ============   ============   ============   ============

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

"Admissions" revenue includes ticket sales from all of the Company's racing events and activities at DAYTONA USA. Admissions revenue for racing events is recorded upon completion of the related motorsports event.

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

"Food, beverage and merchandise income" includes revenues from concession stands, hospitality catering and direct sales of souvenirs, programs and other merchandise, fees paid by third party vendors for the right to sell souvenirs and concessions at the Company's facilities, and the wholesale and retail sale of racing tires and accessories for various types of racing events.

Expenses include (i) prize and point fund monies and NASCAR sanction fees,
(ii) motorsports related expenses, which include costs of competition paid to sanctioning bodies other than NASCAR, labor, advertising and other expenses associated with the Company's promotion of its racing events, and (iii) food, beverage and merchandise expenses, consisting primarily of labor and costs of goods sold.

The following table sets forth, for each of the indicated periods, certain selected income statement data as a percentage of total revenues:



                                                    Three Months ended
                                                February 28,   February 29
                                                    1999           2000
                                                        (Unaudited)
                                                 -----------   -----------

Revenues:

  Admissions, net.............................      45.2%        43.5
  Motorsports related income..................      41.4         41.0
  Food, beverage and merchandise income.......      13.0         14.6
  Other income................................       0.4          0.9
                                                   -------       ------
    Total revenues ...........................     100.0%        100.0%

Expenses:

  Direct expenses:
    Prize and point fund monies
      and NASCAR sanction fees................      15.4         16.8
    Motorsports related expenses..............      13.3         15.4
    Food, beverage and merchandise expenses...       6.3          7.7
  General and administrative expenses.........      12.3         17.1
  Depreciation and amortization ..............       4.4         11.5
                                                   -------       ------
    Total expenses ...........................      51.7         68.5
                                                   -------       ------
Operating income .............................      48.3         31.5
Interest income ..............................       2.5          1.4
Interest expense .............................      (0.3)        (7.2)
Equity in net loss from equity investments....        --         (0.5)
Minority interest ............................         -          0.2
                                                   -------       ------
Income before income taxes ...................      50.5         25.4
Income tax expense ...........................      19.3         11.0
                                                   -------       ------
Net income ...................................      31.2%        14.4%
                                                   =======       ======

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

On July 26, 1999, the Company acquired the approximately 88% interest it did not already own in Penske Motorsports, Inc. ("PMI"). Motorsports facilities acquired in the transaction include Michigan Speedway in Brooklyn, Michigan; Nazareth Speedway in Nazareth, Pennsylvania; California Speedway in San Bernardino County, California; and North Carolina Speedway in Rockingham, North Carolina. The Company also acquired PMI's 45% interest in Homestead-Miami Speedway, LLC ("Miami"), bringing the Company's ownership in the operations of that facility to 90%, as well as other wholly-owned PMI merchandising subsidiaries. In addition, on December 1, 1999 the Company acquired Richmond International Raceway ("Richmond") which is located ten miles from downtown Richmond, Virginia (See "Acquisition"). The Company currently operates 11 major motorsports facilities across the United States with more than 900,000 seats and 400 suites.

In addition to the incremental operating expenses and depreciation and amortization resulting from these transactions, the PMI acquisition resulted in the inclusion of an additional NASCAR Winston Cup Series event, NASCAR Busch Series, Grand National Division event and a NASCAR Craftsman Truck Series event in the first quarter of fiscal 2000.

As a result of the acquisitions of PMI and Richmond, and the addition of a NASCAR Craftsman Truck Series event to the 2000 race schedule for Speedweeks at Daytona International Speedway ("Daytona"), the Company conducted two NASCAR Winston Cup Series events, two non-point NASCAR Winston Cup Series events, two NASCAR Busch Series, Grand National Division events and two NASCAR Craftsman Truck Series events during the first quarter of fiscal 2000 compared to one NASCAR Winston Cup Series event, two non-point NASCAR Winston Cup Series events, one NASCAR Busch Series, Grand National Division event, and no NASCAR Craftsman Truck Series events during the first quarter of fiscal 1999. Accordingly, the Company's results of operations, as well as the margins of certain expenses in relation to certain revenues, are not necessarily comparable on a period-to-period basis.

Comparison of the Results for the Three Months Ended February 29, 2000 to the Results for the Three Months Ended February 28, 1999

Admissions revenue increased approximately $11.0 million, or 29.2%, for the three months ended February 29, 2000, as compared to the three months ended February 28, 1999. Over one-half of this increase was a result of increased seating capacity and increased attendance, as well as an increase in the weighted average price of tickets sold, for the Speedweeks events at Daytona. The remaining increase was attributable to the events held at the newly acquired facilities.

Motorsports related income increased approximately $11.3 million, or 32.9%, for the three months ended February 29, 2000, as compared to the three months ended February 28, 1999. Over one-half of this increase was a result of increased television broadcast rights for the Speedweeks events at Daytona and, to a lessor extent, the events held at the newly acquired facilities.
The remaining increase is attributable to increases in luxury suite and hospitality rentals, sponsorship fees and track rentals at the newly acquired facilities and, to a lessor extent, increased sponsorship fees and luxury suite and hospitality rentals for the Daytona 500 and other Speedweeks events.

Food, beverage and merchandise income increased approximately $5.4 million, or 49.9%, for the three months ended February 29, 2000, as compared to the three months ended February 28, 1999. This increase was primarily a result of the increased attendance and seating capacity for Daytona's Speedweeks events, as well as events conducted at the newly acquired facilities. Sales of racing tires, accessories and other merchandise by subsidiaries acquired from PMI also contributed to the increase.

Prize and point fund monies and NASCAR sanction fees increased approximately $6.0 million, or 46.8%, for the three months ended February 29, 2000, as compared to the three months ended February 28, 1999. Approximately three quarters of the increase was attributable to the events conducted at the newly acquired facilities and the inaugural NASCAR Craftsman Truck Series event at Daytona. The remaining increase is primarily attributable to the increased television broadcast rights fees for the remaining Speedweeks events at Daytona, as standard NASCAR sanctioning agreements require that a specified percentage of broadcast rights fees be paid as part of prize money.

Motorsports related expenses increased approximately $6.1 million, or 54.7%, for the three months ended February 29, 2000, as compared to the three months ended February 28, 1999. Over two-thirds of the increase is related to the expenses for the events and operations at the newly acquired facilities. The remaining increase was primarily attributable to hospitality services and supplies, personnel costs and a variety of other amenities and operating costs for the Daytona Speedweeks events. Motorsports related expenses as a percentage of combined admissions and motorsports related income increased approximately 2.8% during the three months ended February 29, 2000 as compared to the three months ended February 28, 1999. This margin decrease was primarily attributable to the lower margins on certain events as compared to the Speedweeks events at Daytona and certain incremental operating costs associated with the newly acquired facilities.

Food, beverage and merchandise expenses increased approximately $3.3 million, or 63.3%, for the three months ended February 29, 2000, as compared to the three months ended February 28, 1999. The increase is primarily related to the product costs associated with the sale of racing tires, accessories and other merchandise by subsidiaries acquired from PMI. Product and personnel costs related to increased sales during Speedweeks at Daytona and events conducted at the recently acquired facilities also contributed to the increase. Food, beverage and merchandise expenses as a percentage of food, beverage and merchandise income increased to 52.7% for the three months ended February 29, 2000 as compared to 48.4% for the three months ended February 28, 1999. This increase is primarily attributable to the lower margin activities of certain merchandising subsidiaries acquired in the PMI acquisition.

General and administrative expenses increased approximately $8.8 million, or 86.1%, for the three months ended February 29, 2000, as compared to the three months ended February 28, 1999. Over two-thirds of the increase was due to the general and administrative expenses associated with newly acquired operations. The remaining increase is primarily attributable to increased personnel and other administrative costs associated with the ongoing expansion of the Company's business, exclusive of such costs associated with the operations acquired in the PMI and Richmond acquisitions and the consolidation of Miami. General and administrative expenses as a percentage of total revenues increased to 17.1% for the three months ended February 29, 2000 as compared to 12.3% for the three months ended February 28, 1999 primarily as a result of the general and administrative expenses associated with newly acquired operations.

Depreciation and amortization expense increased approximately $9.2 million for the three months ended February 29, 2000, as compared to the three months ended February 28, 1999. This increase was primarily due to the depreciation of assets acquired and amortization of goodwill recorded as a result of the PMI (which included the consolidation of Miami) and Richmond acquisitions.
The remaining increase was a result of the ongoing expansion of the Company's other facilities.

Interest income decreased by approximately $537,000 for the three months ended February 29, 2000, as compared to the three months ended February 28, 1999, primarily due to lower average investment balances in the current period.

Interest expense increased by approximately $7.8 million for the three months ended February 29, 2000, as compared to the three months ended February 28, 1999. Interest expense in fiscal 2000 was primarily attributable to interest on the $225 million principal amount of senior notes ("Senior Notes") issued in October 1999, borrowings under the Company's credit facilities and term loan arrangements and interest related to the taxable special obligation revenue ("TIF") bond funding commitment issued in January 1999 by the Unified Government of Wyandotte County/Kansas City, Kansas ("Unified Government") to partially fund the Kansas project, net of capitalized interest (See "Future Liquidity"). Interest expense in fiscal 1999 was primarily attributable to interest on the Company's TIF bond funding commitment, net of capitalized interest.

Equity in net income (loss) from equity investments represents the Company's pro rata share of the current income and losses from its equity investments. During the three months ended February 29, 2000, this included the Company's 50% investment in Motorsports Alliance, LLC ("MSA"), which is engaged in the development of a major motorsports facility in the Chicago area (See "Future Liquidity"). For the three months ended February 28, 1999, this included the Company's approximately 12% indirect investment in PMI, its 45% investment in Miami and its 50% investment in MSA.

Minority interest consists of the 10% interest in Miami that is not owned by the Company. This interest resulted in an approximately $263,000 increase of pre-tax income for the three months ended February 29, 2000.

Income taxes decreased approximately $3.8 million for the three months ended February 29, 2000, as compared to the three months ended February 28, 1999. The Company's effective tax rate has increased compared to historical levels, and is expected to remain above historical levels, primarily due to the amortization of non-deductible goodwill created in the PMI acquisition.

As a result of the foregoing, the Company's net income decreased approximately $9.8 million, or 37.9%, for the three months ended February 29, 2000, as compared to the three months ended February 28, 1999.

Liquidity and Capital Resources

General

The Company has historically generated sufficient cash flow from operations to fund its working capital needs and capital expenditures at existing facilities, as well as to pay an annual cash dividend. In addition, the Company has used the proceeds from offerings of its Class A Common Stock and, more recently, the net proceeds from the issuance of Senior Notes, borrowings under its credit facilities and state and local mechanisms to fund acquisitions and development projects. At February 29, 2000 the Company had $225 million principal amount of Senior Notes outstanding, total borrowings of approximately $198.5 million under its credit facilities and term loan arrangements, and a debt service funding commitment of approximately $69 million, net of discount, related to the TIF bonds issued by the Unified Government (See "Future Liquidity"). The Company had working capital deficits of approximately $43.1 million and $51.9 million at February 29, 2000 and November 30, 1999, respectively.

Cash Flows

Net cash provided by operating activities was approximately $64.4 million for the three months ended February 29, 2000, compared to approximately $35.5 million for the three months ended February 28, 1999. The difference between the Company's net income of approximately $16.1 million and the $64.4 million of operating cash flow was primarily attributable to an increase in deferred income of $36.8 million, depreciation and amortization of $13.5 million, an increase in income tax payable of $7.4 million, an increase in accounts payable and other current liabilities of $5.3 million and deferred income taxes of $3.2 million, partially offset by an increase in receivables of $13.8 million, and a combined increase in inventories, prepaid expenses and other current assets of $4.4 million.

Net cash used in investing activities was approximately $19.5 million for the three months ended February 29, 2000, compared to $111.3 million for the three months ended February 28, 1999. The Company's use of cash for investing activities reflects $215.6 million for the Company's acquisition of Richmond, $20.3 million in capital expenditures and $3.5 million to increase the Company's investment in the Chicago project, partially offset by a $219.4 million decrease in restricted investments related to the Richmond acquisition and the project in Kansas. See "Capital Expenditures".

Net cash used in financing activities was approximately $2.4 million for the three months ended February 29, 2000, compared to net cash provided of approximately $62.1 million for the three months ended February 28, 1999. The Company's use of cash for financing activities reflects $2.5 million in payments of long-term debt and $1.2 million used in reacquisition of previously issued common stock, partially offset by net draws under credit facilities of $1.5 million.

Capital Expenditures

Capital expenditures totaled approximately $20.3 million for the three months ended February 29, 2000 as compared to $19.3 million for the three months ended February 28, 1999. Over two-thirds of these expenditures were related to expenditures at the Company's existing facilities, including increased seating capacity at Daytona, Talladega, Phoenix and Michigan, land purchased for expansion of parking capacity and a variety of other improvements. The remaining capital expenditures were primarily related to the construction of the speedway in Kansas.

The Company expects to make approximately $96.0 million of additional capital expenditures for approved projects at existing facilities within the next 24 months to increase grandstand seating capacity, acquire land for expansion of parking capacity and for a variety of additional improvements. The Company also expects to spend an additional $10.1 million for 36 additional luxury
suites at the Kansas facility, which is currently under construction.   The
balance of the Company's capital expenditures related to the construction of the Kansas facility will be funded from restricted investments, as discussed below.

Acquisition

On December 1, 1999, the Company acquired Richmond for approximately $215.6 million, including acquisition costs. Located ten miles from downtown Richmond, Virginia, the 3/4 mile intermediate speedway seats over 94,000 grandstand spectators and offers luxury accommodations in the facility's 34 suites. Richmond hosts several events annually including two NASCAR Winston Cup Series points events, two NASCAR Busch Series, Grand National Division events, and one NASCAR Craftsman Truck Series event.

The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations have been included in the Company's consolidated statements of income since the date of acquisition.

The purchase price was allocated to the assets and liabilities acquired based on estimated fair values at the acquisition date. The excess of the purchase price over the fair value of the net assets acquired was approximately $169.3 million and was recorded as goodwill, which is being amortized on a straight line basis over 40 years. The amount amortized during the three months ended February 29, 2000 was approximately $1.1 million.

Future Liquidity

In December, 1999, the Company's fully-underwritten revolving credit facility ("Credit Facility"), which is syndicated to a select group of lenders, was increased from $200 million to $250 million. The Credit Facility matures on March 31, 2004, and pays interest at LIBOR rate plus 50-100 basis points. At February 29, 2000, the Company had borrowings of $160 million under the Credit Facility, all of which related to the financing of the Company's December 1999 Richmond acquisition (See "Acquisition").

In addition, the Company's Miami subsidiary also has an agreement with a group of banks for a $20 million credit facility ("Miami Credit Facility") and a $27.5 million term loan. The Miami Credit Facility and term loan are
collateralized by all of the assets of the Company's Miami subsidiary.   The
Miami Credit Facility, which is automatically reduced to $15 million on December 31, 2002, matures on December 31, 2004. At February 29, 2000, the Company had borrowings of $11 million under the Miami Credit Facility. The term loan is payable in annual installments, which range from $4.0 million to $7.0 million on December 31, 2004. Interest on the Miami Credit Facility and term loan is paid based on calendar quarters and accrues interest at LIBOR plus 75-150 basis points. The Company has entered into an interest rate swap agreement that effectively fixes the floating rate on the outstanding balance under the term loan at 6.6% through December 31, 2000 and 7.1% for the remainder of the loan period.

On October 6, 1999, the Company completed an offering of $225 million principal amount of Senior Notes due October 15, 2004 in a private placement. The unsecured Senior Notes bear interest at 7.875% and rank equally with all of the Company's other senior unsecured and unsubordinated indebtedness. The Company used approximately $176 million of the net proceeds from the transaction to repay the then outstanding borrowings under the Credit Facility, which were related to a portion of the cash consideration paid in the PMI acquisition. The remaining net proceeds are being used to partially fund the completion of certain additions and improvements to the Company's motorsports facilities and for working capital and other general corporate purposes. On March 17, 2000, the Company completed an offer to exchange the Senior Notes issued in the private placement for registered senior notes ("Registered Senior Notes") with substantially identical terms.

In January 1999, the Unified Government issued approximately $71.3 million in TIF bonds and approximately $24.3 million in sales tax special obligation revenue ("STAR") bonds, in connection with the financing of phase I construction of the speedway in Kansas. The net proceeds were deposited into separate interest-bearing trust accounts. The STAR bonds will be retired with state and local taxes generated within the project's boundaries and are not an obligation of the Company. The TIF bonds are comprised of a $21.6 million, 6.15% term bond due December 1, 2017 and a $49.7 million, 6.75% term bond due December 1, 2027. The TIF bonds are serviced through payments by the Unified Government escalating from an annual rate of approximately $4.8 million to $7.7 million including interest at 6.15% to 6.75%, which are funded through payments made by the Company to the Unified Government in lieu of property taxes. In addition, the Company has committed equity of approximately $77.9 million which, along with the net TIF and STAR bond proceeds, were deposited into trustee administered accounts for the benefit of the construction of the Kansas facility which will be owned and operated by the Company. At February 29, 2000, the Company's restricted investments include approximately $76.5 million of the funds remaining from the Company's equity contribution and the TIF bond proceeds.

On May 5, 1999, MSA (owned 50% by the Company and 50% by Indianapolis Motor Speedway Corp.) and the owners of Route 66 Raceway, LLC ("Route 66"), formed a new company, Raceway Associates, LLC, ("Raceway Associates") which is owned 75% by MSA and 25% by the former owners of Route 66. As a result of this transaction, Raceway Associates owns the 240 acre Route 66 Raceway motorsports complex located in Joliet, Illinois, approximately 35 miles from downtown Chicago. Raceway Associates also purchased 930 acres adjacent to the existing Route 66 complex on which it has commenced construction of a 1.5 mile oval motor speedway, which will initially accommodate approximately 75,000 spectators. The current estimate for the new superspeedway development is $125 to $130 million, $100 million of which will be financed through equity of approximately $50 million from MSA and approximately $50 million in future borrowings by Raceway Associates. The members of MSA have guaranteed up to $50 million in future borrowings by Raceway Associates on a pro rata basis until such time as the operations of Raceway Associates meet certain financial criteria. Further, in December 1999 the City of Joliet, Illinois sold approximately $9 million in 6.75% municipal bonds (which are to be repaid by Raceway Associates through property tax assessments over twelve years) to help fund a portion of the project costs that relate to public infrastructure for the speedway development project. It is anticipated that the members of Raceway Associates will fund the additional project costs in excess of $109 million on a pro rata basis during the construction period. In April 2000, the Company approved funding up to approximately $6.9 million as its pro-rata portion of MSA's additional funding commitment to the project. Through February 29, 2000 the Company has contributed approximately $21.2 million to MSA, approximately $17.8 million of which has been applied toward the Company's portion of MSA's $50 million equity commitment.

During fiscal 1999, the Company announced its intention to search for a site for a major motorsports facility in the New York metro area. In January 2000, the Company announced that, through its wholly-owned subsidiary, New York International Speedway Corporation, it had entered into an exclusive agreement with the New Jersey Sports and Exposition Authority to conduct a feasibility study on the development of a motorsports facility at the Meadowlands Sports Complex in New Jersey. The feasibility study covers a period not to exceed twelve months. The Meadowlands Sports Complex, located five miles west of the Lincoln Tunnel, is the site of Giants Stadium, Continental Airlines Arena and Meadowlands Racetrack and is the home of several professional sports franchises, horse racing, college athletics, concerts and family shows. The Company has not yet determined the feasibility of the Meadowlands (or any other) site, formulated an estimate of the costs to construct a major motorsports facility in the New York metropolitan area, nor established a timetable for completion, or even commencement, of such a project.

The Company believes that cash flow from operations, along with existing cash, the remaining proceeds from the Senior Notes and available borrowings under the Company's credit facilities, will be sufficient to fund i) operations and approved capital projects at existing facilities for the foreseeable future,
ii) payments required in connection with the funding of the Unified Government's debt service requirements related to the TIF bonds, iii) payments related to other currently existing debt service requirements, and iv) the Company's expected funding requirements for the Chicago project. The Company intends to pursue further development and/or acquisition opportunities (including the possible development of new motorsports facilities in Denver and the New York metropolitan area) the timing, size and success as well as associated potential capital commitments of which are unpredictable. Accordingly, a material acceleration in our growth strategy could require the Company to obtain additional capital through debt and/or equity financings. Although there can be no assurance, the Company believes that adequate debt and equity financing will be available on satisfactory terms.

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

DEPENDENCY UPON NASCAR

The Company's success has been and will remain dependent upon maintaining a good working relationship with NASCAR, the sanctioning body for NASCAR's Winston Cup Series, the Busch Series - Grand National Division and certain other races promoted by the Company. The Company has sanctioning agreements to promote and market sixteen NASCAR Winston Cup Series championship point races, two NASCAR Winston Cup Series non-championship point races, fourteen NASCAR Busch Series - Grand National Division races and a number of other NASCAR races for the 2000 racing season. Each NASCAR event sanctioning agreement is awarded on an annual basis. In fiscal 1999, NASCAR-sanctioned races at the Company's facilities accounted for approximately 79% of the Company's total revenues. Although William C. France and James C. France presently control both the Company and NASCAR and management believes that the Company will continue to maintain an excellent relationship with NASCAR for the foreseeable future, NASCAR is under no obligation to continue to enter into sanctioning agreements with the Company to promote any event. Failure to obtain a sanctioning agreement for a major NASCAR event would have a material adverse effect on the Company's financial condition and results of operations. Moreover, although the Company's general growth strategy includes the possible development and/or acquisition of additional motorsports facilities, there can be no assurance that NASCAR will enter into sanctioning agreements with the Company to promote races at such facilities.

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

UNCERTAIN PROSPECTS OF NEW MOTORSPORTS FACILITIES

The Company's growth strategy includes the potential acquisition and/or development of new motorsports facilities, including the Kansas
International Speedway and the development of a motorsports facility near Chicago, Illinois. The Company's ability to implement successfully this element of its growth strategy will depend on a number of factors, including
(i) the Company's ability to obtain one or more additional sanctioning agreements to promote NASCAR Winston Cup, NASCAR Busch Series - Grand National Division or other major events at these new facilities, (ii) the cooperation of local government officials, (iii) the Company's capital resources, (iv) the Company's ability to control construction and operating costs and (v) the Company's ability to hire and retain qualified personnel. The Company's inability to implement its expansion plans for any reason could adversely affect its business prospects. In addition, expenses associated with developing, constructing and opening a new facility may have an adverse effect on the Company's financial condition and results of operations in one or more future reporting periods. The cost of any such transaction will depend on a number of factors, including the facility's location, the extent of the Company's ownership interest and the degree of any municipal or other public support. Moreover, although management believes that it will be able to obtain financing to fund the acquisition, development and/or construction of additional motorsports facilities should the Company implement this element of its growth strategy, there can be no assurance that adequate debt or equity financing will be available on satisfactory terms.

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

The Company is not aware of any proposed governmental regulation which would materially limit the availability to motorsports of promotion, sponsorship or advertising revenue from the alcoholic beverage industry. The combined advertising and sponsorship revenue from the tobacco and alcoholic beverage industries accounted for approximately 1.5% of the Company's total revenues in fiscal 1999. In addition, the tobacco and alcoholic beverage industries provide financial support to the motorsports industry through, among other things, their purchase of advertising time, their sponsorship of racing teams and their sponsorship of racing series such as NASCAR's Winston Cup Series and Busch Series - Grand National Division.

LEGAL PROCEEDINGS

The Company and its indirect subsidiaries, Americrown and Motorsports International are parties to certain legal proceedings alleging price-fixing activities in connection with the sale of racing souvenirs and merchandise as described in "Part II - Other Information". While the Company, Americrown and Motorsports International are in the process of attempting to agree on the terms of formal Settlement Agreements which will then be subject to review and approval by both the state and federal courts, if the Settlement Agreements are not successfully finalized, the Company, Americrown and Motorsports International will resume the defense of the actions. In such event while they will continue to dispute the allegations and intend to defend the actions fully and vigorously, neither the cost of defending the suits nor the potential damages or other remedies for which the Company, Americrown and Motorsports International might be liable is insured.

Subsidiaries of the Company are parties to a dissenters' action in North Carolina as described in "Part II - Other Information". An adverse decision in the dissenters proceeding could materially increase the price paid by PMI for the shares of North Carolina Speedway held by shareholders entitled to additional compensation.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three-months ended February 29, 2000 there has been no material changes in the Company's market risk exposures.


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

In March 1997, two purported class action companion lawsuits were filed in the United States District Court, Northern District of Georgia, against the Company, Americrown, and a number of other persons (including Motorsports International previously a subsidiary of PMI which was acquired by the Company in the PMI Acquisition). Both suits sought damages and injunctive relief on behalf of all persons who purchased souvenirs or merchandise from certain vendors at any NASCAR Winston Cup race or supporting event in the United States during the period 1991 to present. The two suits have been consolidated and class certification has not yet been decided by the court. Discovery has been concluded. The Company and Americrown have disputed the allegations and have defended the actions fully and vigorously.

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

In the third quarter of fiscal year 1999 the Company accrued approximately $2.8 million representing Americrown's cash portion of the proposed Souvenir Litigation settlement. The remaining $1.8 million is attributable to Motorsports International and was recorded as a part of the merger purchase price. The effects of the discount coupon program will be recognized in future periods as coupons are redeemed.

North Carolina Speedway Dissenters' Action

In connection with PMI's acquisition of North Carolina Speedway in 1997, certain of the North Carolina Speedway stockholders (constituting more than 5% of the North Carolina Speedway shares outstanding prior to the acquisition) exercised their right under North Carolina law to dissent to the price paid for the common stock of North Carolina Speedway. These dissenting shareholders were paid $16.77 per share. These dissenters have requested $55.00 per share and have sued PMI, Penske Acquisition, Inc. and North Carolina Speedway in North Carolina Superior Court, Mecklenburg County, North Carolina. Under PMI's agreement with Mrs. DeWitt (the former majority stockholder of North Carolina Speedway), if a dissenting stockholder, which represents more than five percent of the North Carolina Speedway stock, receives more consideration in a dissenters' action than PMI paid in connection with the acquisition of North Carolina Speedway, all stockholders of North Carolina Speedway at the time of the acquisition, other than PMI and its affiliates, would receive a per share amount equal to the award in dissenter's court less the per share amount paid in the acquisition ($19.61 per share to stockholders other than the dissenting shareholders). Because PMI acquired Mrs. DeWitt's shares prior to the completion of this acquisition, Mrs. DeWitt would not be entitled to receive additional consideration for her shares. An adverse decision with respect to the dissenters' proceeding could materially increase the price paid by PMI for the shares of North Carolina Speedway held by shareholders entitled to additional compensation. The Company would have to pay any such additional compensation, which it intends to recognize as a current expense in the event of such a decision.

Management is presently unable to further predict or quantify the outcome of these matters

Item 4.  Submission of Matters to a Vote of Security Holders

     At the annual meeting of shareholders on April 5, 2000 the shareholders present unanimously approved The re-election of Ms. Lesa D. Kennedy, and Messrs. J. Hyatt Brown, Walter P. Czarnecki, Robert R. Dyson, Edward H. Rensi, and Thomas W. Staed as directors to serve for a three year term and hold office until the annual meeting of shareholders to be held in 2003. The number of votes cast in favor of this uncontested election, for which management did not solicit proxies, were 25,619,877. The number of votes cast against this proposal were 0. The number of votes which abstained on this proposal were 0.

The directors whose term of office continued after the meeting are William C. France, H. Lee Combs, James H. Foster, Christy F. Harris, Gregory W. Penske, Chapman J. Root, II, James C. France, John R. Cooper, Brian Z. France, Raymond
K. Mason, Jr., Roger S. Penske, and Lloyd E. Reuss.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      none

     (b)  Reports on Form 8-K

     On January 4, 2000 the Company filed a report on Form 8-K which reported under Item 7. the filing as an exhibit of Condensed Consolidating Financial Statements of International Speedway Corporation.

     On January 13, 2000 the Company filed a report on Form 8-K which reported under Item 5. the Company's announcement of additional detail on the impact of NASCAR television agreements in the year 2001 and the Company's announcement of an agreement with the New Jersey Sports and Exposition Authority to conduct a feasibility study to potentially develop a motorsports facility a the Meadowlands Sports Complex in East Rutherford, N.J.

     On April 4, 2000 the Company filed a report on Form 8-K which reported under Item 5. the issuance of an earnings release for the first quarter ended February 29, 2000.

                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      INTERNATIONAL SPEEDWAY CORPORATION
                                                  (Registrant)


Date    April 13, 2000                 /s/ Susan G. Schandel
                                      _____________________________________
                                       Susan G. Schandel, Vice President &
                                         Chief Financial Officer