Form 10-Q
period 2000-05-31
INTERNATIONAL SPEEDWAY CORP
filed 2000-07-17
CIK 51548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2000.

INTERNATIONAL SPEEDWAY CORPORATION
(Exact name of registrant as specified in its charter)

FLORIDA	O-2384	59-0709342
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

1801 WEST INTERNATIONAL SPEEDWAY BOULEVARD, DAYTONA BEACH, FLORIDA	32114
(Address of principal executive offices)	(Zip code)

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

Class A Common Stock - 23,385,978 shares as of June 30, 2000.

Class B Common Stock - 29,759,192 shares as of June 30, 2000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL SPEEDWAY CORPORATION Condensed Consolidated Balance Sheets
	November 30, 1999	May 31, 2000 (Unaudited)
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$ 37,811	$ 51,010
Short-term investments	690	-
Receivables, less allowance of $1,000	15,312	26,134
Inventories ..	3,466	5,638
Prepaid expenses and other current assets	7,696	12,115
Total Current Assets	64,975	94,897
Property and Equipment - at cost – less accumulated depreciation of $84,909 and $100,776, respectively ...	657,682	731,394
Other Assets:
Equity investments ....	17,423	29,114
Goodwill, less accumulated amortization of $6,753 and . $15,936, respectively	542,583	707,447
Restricted investments (Note 3) .	295,929	65,486
Other ....	20,535	21,195
	876,470 `	823,242
Total Assets ....	$ 1,599,127	$ 1,649,533
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable ....	$ 17,655	$ 17,969
Deferred income. ....	77,119	130,492
Current portion of long-term debt ..	2,655	4,155
Income taxes payable ....	-	951
Other current liabilities. ....	19,443 `	15,434
Total Current Liabilities ....	116,872	169,001
Long-Term Debt (Note 3) ....	496,067	475,641
Deferred Income Taxes ....	72,291	72,184
Long-Term Deferred Income ....	8,376	10,349
Minority Interest ....	3,051	2,752
Commitments and Contingencies	-	-
Shareholders' Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 22,876,075 and 23,351,796 issued at November 30 and May 31, respectively ....	229	234
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 30,248,639 and 29,793,374 issued at November 30 and May 31, respectively ....	302	298
Additional paid-in capital ....	687,321	690,113
Retained earnings ....	216,432	232,239
	904,284	922,884
Less: Unearned compensation-restricted stock .	1,814	3,278
Total Shareholders' Equity ....	902,470	919,606
Total Liabilities and Shareholders' Equity See accompanying notes.	$ 1,599,127	$ 1,649,533

INTERNATIONAL SPEEDWAY CORPORATION Condensed Consolidated Statements of Income
	Three Months ended
	May 31, 1999	May 31, 2000
	(Unaudited)
	(In Thousands, Except Per Share Data)
REVENUES:
Admissions, net ....	$ 20,665	$ 43,064
Motorsports related income	16,005	38,219
Food, beverage and merchandise income. ..	7,479	16,237
Other income	486	1,228
	44,635	98,748
EXPENSES:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	6,645	15,386
Motorsports related expenses .	10,420	21,610
Food, beverage and merchandise expenses	4,126	9,502
General and administrative expenses.	9,952	17,553
Depreciation and amortization	3,905	12,467
	35,048	76,518
Operating income ....	9,587	22,230
Interest income ....	2,627	1,869
Interest expense ....	(628)	(7,868)
Equity in net loss from equity investments.	(491)	(477)
Minority interest ....	-	36
North Carolina Speedway litigation (Note 5) .	-	(5,523)
Income before income taxes	11,095	10,267
Income taxes ....	4,251	6,545
Net income ....	$ 6,844	$ 3,722
Basic earnings per share > ...	$ 0.16	$ 0.07
Diluted earnings per share ed'>	$ 0.16	$ 0.07
Dividends per share ....	$ 0.06	$ 0.06
Basic weighted average shares outstanding .	42,883,332	52,967,222
Diluted weighted average shares outstanding ..	43,000,904	53,045,655
See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION Condensed Consolidated Statements of Income
	Six Months ended
	May 31, 1999	May 31, 2000
	(Unaudited)
	(In Thousands, Except Per Share Data)
REVENUES:
Admissions, net. .	$ 58,279	$ 91,658
Motorsports related income ..	50,449	83,993
Food, beverage and merchandise income.	18,313	32,474
Other income ....	830	2,218
	127,871	210,343
EXPENSES:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	19,449	34,178
Motorsports related expenses .	21,500	38,752
Food, beverage and merchandise expenses. .......................	9,365	18,055
General and administrative expenses. ..	20,206	36,634
Depreciation and amortization	7,531	25,307
	78,051	152,926
Operating income ....	49,820	57,417
Interest income ....	4,713	3,418
Interest expense ....	(925)	(15,930)
Equity in net loss from equity investments	(466)	(1,029)
Minority interest ....	-	299
North Carolina Speedway litigation (Note 5) .	-	(5,523)
Income before income taxes ..	53,142	38,652
Income taxes ....	20,359	18,833
Net income ....	$ 32,783	$19,819
Basic earnings per share	$ 0.76	$ 0.37
Diluted earnings per share	$ 0.76	$ 0.37
Dividends per share. .	$ 0.06	$ 0.06
Basic weighted average shares outstanding .	42,871,220	52,958,070
Diluted weighted average shares outstanding . See accompanying notes.	42,997,923	53,043,220

International Speedway Corporation
Condensed Consolidated Statements of Shareholders' Equity
	CLASS A COMMON STOCK $.01 PAR VALUE	CLASS B COMMON STOCK $.01 PAR VALUE	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	UNEARNED COMPENSATION- RESTRICTED STOCK	TOTAL SHAREHOLDERS’ EQUITY

	(In Thousands, Except Per Share Data)
BALANCE AT NOVEMBER 30, 1998	$115	$316	$205,089	$163,201	$(1,866)	$366,855
Activity 12/1/98- 5/31/99 - unaudited:
Net income .	-	-	-	32,783	-	32,783
Cash dividends declared ($.06 per share). ..............	-	-	-	(2,586)	-	(2,586)
Change in equity investment. ..	-	-	(53)	-	-	(53)
Restricted stock grant	-	-	1,035	-	(1,035)	-
Reacquisition of previously issued common stock	-	-	(314)	(796)	-	(1,110)
Conversion of Class B Common Stock to Class A Common Stock ..	12	(12)	-	-	-	-
Income tax benefit related to restricted stock plan	-	-	1,129	-	-	1,129
Amortization of unearned compensation ................	-	-	-	-	509	509
BALANCE AT MAY 31, 1999 - unaudited	127	304	206,886	192,602	(2,392)	397,527
Activity 6/1/99 - 11/30/99 - unaudited:
Net income .	-	-	-	23,830	-	23,830
Issuance of common stock for PMI acquisition. ......	100	-	480,472	-	-	480,572
Change in equity investment. ..	-	-	(37)	-	-	(37)
Conversion of Class B Common Stock to Class A Common Stock ..	2	(2)	-	-	-	-
Amortization of unearned compensation ................	-	-	-	-	578	578
BALANCE AT NOVEMBER 30, 1999	229	302	687,321	216,432	(1,814)	902,470
Activity 12/1/99- 5/31/00 - unaudited:
Net income .	-	-	-	19,819	-	19,819
Cash dividends declared ($.06 per share) ...............	-	-	-	(3,188)	-	(3,188)
Restricted stock grant	1	-	1,977	-	(1,978)	-
Reacquisition of previously issued common stock	-	-	(354)	(824)	-	(1,178)
Conversion of Class B Common Stock to Class A Common Stock ..	4	(4)	-	-	-	-
Income tax benefit related to restricted stock plan	-	-	1,169	-	-	1,169
Amortization of unearned compensation ................	-	-	-	-	514	514
BALANCE AT MAY 31, 2000 – unaudited .............	$234	$298	$690,113	$232,239	$(3,278)	$919,606
See accompanying notes.
International Speedway Corporation
Condensed Consolidated Statements of Cash Flows
		Six months ended
		May 31, 1999 May 31, 2000
		(Unaudited)
		(In Thousands)
OPERATING ACTIVITIES
Net income	$ 32,783	$ 19,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,531	25,307
Amortization of unearned compensation. .	509	514
Amortization of financing costs	20	707
Deferred income taxes. ..	5,099	4,872
Undistributed loss from equity investments ......................	466	1,029
Minority interest ..	-	(299)
Changes in operating assets and liabilities:
Receivables, net ..	(1,736)	(10,819)
Inventories, prepaid expenses and other current assets ..	(417)	(6,471)
Accounts payable and other current liabilities ..................	(5,458)	(8,630)
Deferred income. ..	5,839	54,775
Income taxes payable .	(1,142)
Net cash provided by operating activities. ..	43,494	82,924
INVESTING ACTIVITIES
Change in short-term investments, net ..	(9,550)	690
Capital expenditures ..	(38,955)	(51,150)
Acquisition ...	-	(215,627)
Equity investments	(11,038)	(12,720)
Change in restricted investments, net	(52,067)	230,443
Other, net ....	(126)	(924)
Net cash used in investing activities ..	(111,736)	(49,288)
FINANCING ACTIVITIES
Net payments under credit facilities	-	(16,500)
Payment of long-term debt	(530)	(2,500)
Proceeds from long-term debt .	63,654	-
Reacquisition of previously issued common stock. .................	(1,110)	(1,178)
Other ....	-	(259)
Net cash provided by (used in) financing activities .....................	62,014	(20,437)
Net (decrease) increase in cash and cash equivalents .................	(6,228)	13,199
Cash and cash equivalents at beginning of period ........................	38,676	37,811
Cash and cash-equivalents at end of period .. See accompanying notes.	$ 32,448	$ 51,010

International Speedway Corporation
Notes to Condensed Consolidated Financial Statements
November 30, 1999 and May 31, 2000
(Unaudited)

1.              Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and generally accepted accounting principles but do not include all of the information and disclosures required for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest annual report on Form 10-K for International Speedway Corporation and its majority-owned subsidiaries (the "Company"). In management's opinion, the statements include all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to conform to the financial presentation at May 31, 2000.

Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information", became effective for the Company in 1999. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and reporting selected information about operating segments in interim financial reports. (See Note 7)

Earnings per share - Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The difference between basic weighted average shares and diluted weighted average shares is related to shares issued under the Company's long-term incentive stock plans, using the treasury stock method as prescribed by the standard.

Because of the seasonal concentration of racing events and the acquisitions in July and December 1999 (Note 2), the results of operations for the three- and six-month periods ended May 31, 1999 and 2000 are not indicative of the results to be expected for the year.

2.             Acquisitions

On July 26, 1999, the Company acquired the approximately 88%, or 12.2 million outstanding common shares, of Penske Motorsports, Inc. ("PMI") stock that it did not already own for approximately $129.8 million and 10,029,861 shares of the Company’s Class A Common Stock. Transaction costs, net of cash acquired in the transaction, totaled approximately $3.6 million. The total cash and stock consideration issued in the transaction was approximately $611.1 million.

Motorsports facilities acquired in the transaction include Michigan Speedway in Brooklyn, Michigan; Nazareth Speedway in Nazareth, Pennsylvania; California Speedway in San Bernardino County, California; and North Carolina Speedway in Rockingham, North Carolina. The Company also acquired PMI’s 45% interest in Homestead-Miami Speedway, LLC ("Miami"), bringing the Company’s ownership in that facility to 90%, as well as other PMI merchandising subsidiaries. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations of the former PMI, as well as Miami, have been included in the Company’s consolidated statements of income as of the date of acquisition.

The transaction purchase price has been allocated to the assets and liabilities of PMI and Miami based upon their fair market values at the acquisition date. The excess of the purchase price over the fair value of the net assets acquired has been allocated as goodwill of approximately $512.9 million and assembled workforce of approximately $1.5 million, which are being amortized on a straight line basis over 40 years and five years, respectively. The amount amortized during the three and six-month periods ended May 31, 2000 was approximately $3.3 million and $6.7 million, respectively.

On December 1, 1999, the Company acquired Richmond International Raceway ("Richmond") for approximately $215.6 million, including acquisition costs. The Richmond acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations have been included in the Company's consolidated statements of income since the date of acquisition.

The purchase price was allocated to the assets and liabilities acquired based upon their fair market values at the acquisition date. The excess of the purchase price over the fair value of the net assets acquired was approximately $169.3 million and was recorded as goodwill, which is being amortized on a straight line basis over 40 years. The amount amortized during the three- and six-month periods ended May 31, 2000 was approximately $1.1 million and $2.1 million, respectively.

As a result of the PMI and Richmond acquisitions, at May 31, 2000 the Company operates 11 major motorsports facilities across the United States.

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

(Proforma - unaudited) Six Months Ended May 31, 1999 (In Thousands, Except Per Share Data)
Total revenues .....	$ 191,235
Net income .........	22,018
Basic income per share	0.42
Diluted income per share ..	0.42

3.              Long-Term Debt

Long-term debt consists of the following (in thousands):

	November 30, 1999	May 31, 2000
Senior Notes, net of discount of $338 and $304	$ 224,662	$ 224,696
Credit facilities ....	169,500	153,000
TIF bond debt service funding commitment, net of discount of $1,645 and $1,605 .	69,010	69,050
Term debt ....	30,000	27,500
Notes payable ....	5,550	5,550
	498,722	479,796
Less current portion .	2,655	4,155
	$ 496,067	$ 475,641

On October 6, 1999, the Company completed an offering of $225 million principal amount of senior notes ("Senior Notes") due October 15, 2004 in a private placement. The unsecured Senior Notes bear interest at 7.875% and rank equally with all of the Company’s other senior unsecured and unsubordinated indebtedness. The Senior Notes require semi-annual interest payments through maturity on October 15, 2004. The Senior Notes may be redeemed in whole or in part, at the option of the Company, at any time or from time to time at a redemption price as defined in the indenture. Certain of the Company’s subsidiaries are guarantors of the Senior Notes (See Note 8). The Senior Notes also contain various restrictive covenants. On March 17, 2000, the Company completed an offer to exchange the Senior Notes issued in the private placement for registered senior notes with substantially identical terms.

The total gross proceeds from the sale of the Senior Notes were $225 million, net of $349,000 discount and approximately $4.7 million of deferred financing fees. The deferred financing fees are being amortized over the life of the Senior Notes on an effective yield method.

In December, 1999, the Company's revolving credit facility ("Credit Facility") was increased from $200 million to $250 million. The Credit Facility matures on March 31, 2004, and accrues interest at LIBOR plus 50-100 basis points. At May 31, 2000, the Company had borrowings of $140 million under the Credit Facility, which related to the financing of the Company's December 1999 Richmond acquisition (See Note 2). The Credit Facility contains various restrictive covenants.

In May 2000, the Company’s Miami subsidiary amended its credit agreement for a $20 million credit facility (“Miami Credit Facility”) and a $27.5 million term loan (“Term Loan”). The Miami Credit Facility and Term Loan are guaranteed by the Company and have the same interest terms and restrictive covenants as the Company’s Credit Facility. The Miami Credit Facility will be automatically reduced to $15 million on December 31, 2002 and will   mature on December 31, 2004. At May 31, 2000, the Company had borrowings of $13 million under the Miami Credit Facility. The Term Loan is payable in annual installments which range from $4.0 million to $7.0 million. The Company has an interest rate swap agreement that effectively fixes the floating rate on the outstanding balance under the Term Loan at 6.1% through December 31, 2000 and 6.6% for the remainder of the loan period. In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas ("Unified Government"), issued approximately $71.3 million in taxable special obligation revenue ("TIF") bonds and approximately $24.3 million in sales tax special obligation revenue ("STAR") bonds, in connection with the financing of construction of the speedway in Kansas. The net proceeds were deposited into separate interest-bearing trust accounts. The STAR bonds will be retired with state and local taxes generated within the project’s boundaries and are not an obligation of the Company. The TIF bonds are comprised of a $21.6 million, 6.15% term bond due December 1, 2017 and a $49.7 million, 6.75% term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government, with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly-owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation. The bond financing documents contain various restrictive covenants.   The Company has agreed to guarantee the Funding Commitment until certain financial conditions have been met. Simultaneous with the issuance of the STAR and TIF bonds, KSC deposited into a trust account the unexpended portion of its initial $77.9 million equity commitment to the Kansas project. The unexpended portions of the TIF bond proceeds and KSC’s equity contribution remaining are classified as restricted investments on the Company’s balance sheet. The funds held in trust have been invested in a guaranteed investment contract earning an interest rate of approximately 4.75% with a maturity date of April 2001. Total interest incurred by the Company was approximately $628,000 and $7.9 million for the three months ended May 31, 1999 and 2000, respectively, and $925,000 and $15.9 million for the six months ended May 31, 1999 and 2000, respectively. Total interest capitalized for the three months ended May 31, 1999 and 2000 was approximately $617,000 and $1.8 million, respectively, and $892,000 and $3.4 million for the six months ended May 31, 1999 and 2000, respectively. Financing costs of approximately $11.3 million, net of accumulated amortization, have been deferred and are included in other assets at May 31, 2000. These costs are being amortized on an effective yield method over the life of the related financing.

4.             Related Party Disclosures and Transactions

All of the racing events that take place during the Company's fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association ("AHRMA"), the American Motorcyclist Association ("AMA"), the Automobile Racing Club of America ("ARCA"), the Championship Cup Series ("CCS"), Championship Auto Racing Teams ("CART"), the Federation Internationale de l'Automobile ("FIA"), the Grand American Road Racing Association ("GARRA"), the Federation Internationale Motocycliste ("FIM"), Historic Sportscar Racing ("HSR"), the International Race of Champions ("IROC"), the Indy Racing League ("IRL"), the National Association for Stock Car Auto Racing, Inc. ("NASCAR"), the Sports Car Club of America ("SCCA"), the Sportscar Vintage Racing Association ("SVRA"), the United States Auto Club ("USAC"), and the World Karting Association ("WKA"). NASCAR, which sanctions some of the Company's principal racing events, is a member of the France Family Group which controls in excess of 60% of the combined voting power of the outstanding stock of the Company and some members of which serve as directors and officers. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors totaled approximately $5.3 million and $15.5 million for the three- and six-month periods ended May 31, 1999, respectively, and approximately $12.1 million and $26.7 million for the three- and six-month periods ended May 31, 2000, respectively.

5.              Legal Proceedings

Souvenir Litigation

As described below, the Company and certain subsidiaries are parties to legal proceedings alleging price-fixing activities in connection with the sale of souvenirs and merchandise which have been settled, subject to final approval by the courts. These matters are collectively referred to as the Souvenir Litigation. While the Company disputes the allegations, neither the cost of defending the suits, the potential damages or other remedies for which the Company might be liable, nor the cost of settlement is covered by insurance.

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

Recently Americrown, Motorsports International and the Company have entered into Settlement Agreements to completely settle the Souvenir Litigation, without any admission of wrongdoing on their part. Under the terms of the Settlement Agreements (which have been filed with the respective courts) the Company, Americrown and Motorsports International have agreed to pay approximately $4.6 million in cash and to redeem $6 million in souvenir merchandise discount coupons to settle with classes which would encompass all purchasers of souvenirs and merchandise at NASCAR Winston Cup events during the period from January 1, 1991 to the present. The Settlement Agreements have been preliminarily approved by the respective courts. Publication of notice of the proposed settlements has begun and court hearings to consider final approval are scheduled for August 25, 2000. If the Settlement Agreements are not finally approved by the courts, the Company, Americrown and Motorsports International intend to resume the vigorous defense of the actions. In the third quarter of fiscal 1999 the Company accrued approximately $2.8 million representing Americrown's cash portion of the proposed Souvenir Litigation settlement. The remaining $1.8 million is attributable to Motorsports International and was recorded as a part of the PMI merger purchase price. The effects of the discount coupon program will be recognized in future periods as coupons are redeemed. The cash payments have been remitted to the Settlement Fund pending final approval by the courts. North Carolina Speedway Litigation In connection with PMI's acquisition of North Carolina Speedway in 1997, certain of the North Carolina Speedway stockholders (constituting more than 5% of the North Carolina Speedway shares outstanding prior to the acquisition) exercised their right under North Carolina law to dissent to the price paid for the common stock of North Carolina Speedway. These dissenting shareholders were originally paid $16.77 per share. These dissenters requested $55.00 per share and sued PMI, Penske Acquisition, Inc. and North Carolina Speedway in North Carolina Superior Court, Mecklenburg County, North Carolina. Under PMI's agreement with Mrs. DeWitt (the former majority stockholder of North Carolina Speedway), if a dissenting stockholder, which represented more than five percent of the North Carolina Speedway stock, received more consideration in a dissenters' action than PMI paid in connection with the acquisition of North Carolina Speedway, all stockholders of North Carolina Speedway at the time of the acquisition, other than PMI and its affiliates, would receive a per share amount equal to the award in dissenter's court less the per share amount paid in the acquisition ($19.61 per share to stockholders other than the dissenting shareholders). Because PMI acquired Mrs. DeWitt's shares prior to the completion of this acquisition, Mrs. DeWitt is not entitled to receive additional consideration for her shares. On April 25, 2000, jurors in the North Carolina Speedway Dissenter’s Action case returned a verdict upon which a judgment was entered which entitled the dissenting shareholders to $23.47 per share, an amount $3.86 to $6.70 higher than the original consideration. The financial statements for the 2000 second quarter include an accrual of approximately $5.5 million, representing the judgment and related interest, amounts due to non-dissenting former shareholders and related legal fees.

6.             Long-Term Incentive Plans

On April 1, 1999 and 2000, a total of 19,633 and 44,017 restricted shares of the Company’s Class A Common Stock, respectively, were awarded to certain officers and managers under the Company’s Long-Term Incentive Plan (the "1996 Plan"). The market value of shares awarded amounted to approximately $1.0 million and $2.0 million, respectively, which has been recorded as Unearned compensation - restricted stock, and is shown as a separate component of Shareholders’ Equity in the accompanying condensed consolidated balance sheets. The unearned compensation is being amortized over the vesting period of the shares. The total expense for restricted stock awards charged against operations during the six months ended May 31, 1999, and 2000 was approximately $509,000 and $514,000, respectively. On April 5, 2000, a total of 11,030 options to purchase the Company’s Class A Common Stock, at an exercise price of $44.50 per share, were granted under the 1996 plan to certain non-employee Directors, for their services as Directors. These options do not become exercisable until April 5, 2001, and expire on April 5, 2010.

7.              Segment Reporting

The following table provides segment reporting of the Company for the three- and six-month periods ended May 31, 1999 and 2000:

	Three Months ended		Six Months ended
	May 31, 1999	May 31, 2000	May 31, 1999	May 31, 2000
(In Thousands)
Net Revenues:
Motorsports Events	$ 35,807	$ 85,384	$ 115,941	$ 190,653
All Other	10,338	14,668	13,899	23,085
Total	$ 46,145	$ 100,052	$ 129,840	$ 213,738
Operating Income:
Motorsports Events ......	$ 9,024	$ 22,027	$ 48,321	$ 55,842
All Other .....	563	203	1,499	1,575
Total	$ 9,587	$ 22,230	$ 49,820	$ 57,417
	As of
	November 30, 1999	May 31, 2000
	(In Thousands)
Total Assets
Motorsports Events ......	$1,547,510	$1,598,627
All Other ......	51,617	50,906
Total	$1,599,127	$1,649,533
Intersegment revenues were approximately $ 1.5 million and $1.3 million for the three months ended May 31, 1999 and 2000, respectively, and $2.0 million and $3.4 million for the six months ended May 31, 1999 and 2000, respectively.

8.             Condensed Consolidating Financial Statements

The following tables present the required condensed consolidating financial information for the Company and its subsidiary guarantors and non-guarantors.

Included are condensed consolidating balance sheets as of May 31, 2000 and November 30, 1999, the condensed consolidating statements of income for the three- and six-month periods ended May 31, 2000 and 1999, and the condensed consolidating statements of cash flows for the six-month periods ended May 31, 2000 and 1999 of: (a) the Parent; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate Parent with guarantor and non-guarantor subsidiaries; and (e) the Company on a consolidated basis.

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidating Balance Sheet
May 31, 2000
(Unaudited)
	PARENT COMPANY	COMBINED GUARANTOR SUBSIDIARIES	COMBINED NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents ..	$ 17,759	$ 31,306	$ 1,945	$ -	$ 51,010
Receivables, net. ..	21,702	17,273	2,365	(15,206)	26,134
Other current assets .	1,912	13,952	1,889	-	17,753
Total Current Assets ..	41,373	62,531	6,199	(15,206)	94,897
Property and Equipment, net	119,562	490,146	121,686	-	731,394
Other Assets: .
Investment in subsidiaries. ..	1,211,489	23,098	-	(1,234,587)	-
Equity investments. . ...	-	29,114	-	-	29,114
Goodwill. ..	-	675,983	31,464	-	707,447
Restricted investments .	-	-	65,486	-	65,486
Other 0;	13,144	1,635	6,416	-	21,195
	1,224,633	729,830	103,366	(1,234,587)	823,242
Total Assets .	$ 1,385,568	$ 1,282,507	$ 231,251	$(1,249,793)	$ 1,649,533
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and other current liabilities. .........	$ 12,844	$ 34,748	$ 5,994	$ (15,077)	$ 38,509
Deferred income ..	49,025	75,593	5,874	-	130,492
Total Current Liabilities .	61,869	110,341	11,868	(15,077)	169,001
Long-Term Debt ..	364,697	257,709	159,282	(306,047)	475,641
Deferred Income Taxes	34,317	35,527	2,340	-	72,184
Long-Term Deferred Income	-	-	10,349	-	10,349
Minority Interest ..	-	-	2,752	-	2,752
Commitments and Contingencies ..	-	-	-	-	-
Shareholders' Equity:
Class A Common Stock. .	234	-	-	-	234
Class B Common Stock. .	298	-	-	-	298
Additional paid-in capital ..	690,113	-	-	-	690,113
Intercompany capital. ...	-	831,378	41,213	(872,591)	-
Retained earnings	237,318	47,552	3,447	(56,078)	232,239
	927,963	878,930	44,660	(928,669)	922,884
Less: Unearned compensation.	3,278	-	-	-	3,278
Total Shareholders' Equity .	924,685	878,930	44,660	(928,669)	919,606
Total Liabilities and Shareholders' Equity .................	$ 1,385,568	$ 1,282,507	$ 231,251	$ (1,249,793)	$ 1,649,533

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidating Balance Sheet
November 30, 1999
	PARENT COMPANY	COMBINED GUARANTOR SUBSIDIARIES	COMBINED NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents .	$ 11,768	$ 25,120	$ 923	$ 0; -	$ 37,811
Short-term investments	690	-	-	-	690
Receivables, net ..	17,747	8,075	1,718	(12,228)	15,312
Other current assets	8,258	857	2,047	-	11,162
Total Current Assets ..	38,463	34,052	4,688	(12,228)	64,975
Property and Equipment, net ..	174,726	377,107	105,849	-	657,682
Other Assets:
Investment in Subsidiaries.	925,834	2,662	-	(928,496)	-
Equity investments. . .	-	17,423	-	-	17,423
Goodwill. .	-	510,635	31,948	-	542,583
Restricted investments. .	215,250	-	80,679	-	295,929
Other	13,172	1,132	6,231	-	20,535
	1,154,256	531,852	118,858	(928,496)	876,470
Total Assets .	$ 1,367,445	$ 943,011	$ 229,395	$ (940,724)	$ 1,599,127
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and other current liabilities. ..............	$ 14,102	$ 31,317	$ 6,634	$ (12,300)	$ 39,753
Deferred income .	66,068	9,504	1,547	-	77,119
Total Current Liabilities	80,170	40,821	8,181	(12,300)	116,872
Long-Term Debt .	384,662	90,300	157,784	(136,679)	496,067
Deferred Income Taxes ..	34,743	38,320	(772)	-	72,291
Long-Term Deferred Income ..	-	-	8,376	-	8,376
Minority Interest ..	-	-	3,051	-	3,051
Commitments and Contingencies ..	-	-	-	-	-
Shareholders' Equity:
Class A Common Stock. ...	229	-	-	-	229
Class B Common Stock. ...	302	-	-	-	302
Additional paid-in capital .	687,321	-	-	-	687,321
Intercompany capital ..	-	737,971	46,196	(784,167)	-
Retained earnings	181,832	35,599	6,579	(7,578)	216,432
	869,684	773,570	52,775	(791,745)	904,284
Less: Unearned compensation	1,814	-	-	-	1,814
Total Shareholders' Equity	867,870	773,570	52,775	(791,745)	902,470
Total Liabilities and Shareholders' Equity ......................	$ 1,367,445	$ 943,011	$ 229,395	$ (940,724)	$ 1,599,127
INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidating Statement of Income
For The Three Months Ended May 31, 2000
(Unaudited)
	PARENT COMPANY	COMBINED GUARANTOR SUBSIDIARIES	COMBINED NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
	(In Thousands)
Revenues: Admissions, net .	$ 2,260	$38,937	$ 1,879	$ (12)	$ 43,064
Motorsports related income .	2,881	32,226	3,763	(651)	38,219
Food, beverage and merchandise income	447	18,868	244	(3,322)	16,237
Other income ..	374	3,392	66	(2,604)	1,228
Total revenues	5,962	93,423	5,952	(6,589)	98,748
Expenses:
Direct Expenses:
Prize and point fund monies and NASCAR sanction fees	-	15,386	-	-	15,386
Motorsports related expenses ... Food, beverage and merchandise expenses .........................	2,788 -	16,981 13,635	3,305 -	(1,464) (4,133)	21,610 9,502
General and administrative expenses	6,666	10,423	1,456	(992)	17,553
Depreciation and amortization ..	2,144	9,688	635	-	12,467
Total expenses	11,598	66,113	5,396	(6,589)	76,518
Operating income (loss)	(5,636)	27,310	556	-	22,230
Interest income ...	44,061	12,381	870	(55,443)	1,869
Interest expense. .	(7,031)	(6,224)	(1,556)	6,943	(7,868)
Equity in net loss from equity investments	-	(477)	-	-	(477)
Minority interest	-	-	36	-	36
North Carolina Speedway litigation ..	-	(5,523)	-	-	(5,523)
Income (loss) before income taxes	31,394	27,467	(94)	(48,500)	10,267
Income taxes (benefit)	6,004	689	(148)	-	6,545
Net income (loss) ..	$ 25,390	$26,778	$ 54	$ (48,500)	$ 3,722

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidating Statement Of Income
For The Three Months Ended May 31, 1999
(Unaudited)
	PARENT COMPANY	COMBINED GUARANTOR SUBSIDIARIES	COMBINED NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
			(In Thousands)
Revenues:
Admissions, net ..	$ 15,248	$ 5,417	$ -	$ -	$ 20,665
Motorsports related income ..	10,804	5,429	-	(228)	16,005
Food, beverage and merchandise income .	1,878	7,391	-	(1,790)	7,479
Other income ..	380	1,534	-	(1,428)	486
Total revenues .	28,310	19,771	-	(3,446)	44,635
Expenses:
Direct Expenses:
Prize and point fund monies and NASCAR sanction fees ........	3,508	3,137	-	-	6,645
Motorsports related expenses. ..	7,470	3,643	8	(701)	10,420
Food, beverage and merchandise expenses ..	446	6,095	-	(2,415)	4,126
General and administrative expenses .	6,996	3,093	193	(330)	9,952
Depreciation and amortization ..	2,554	1,351	-	-	3,905
Total expenses .	20,974	17,319	201	(3,446)	35,048
Operating income (loss) .	7,336	2,452	(201)	-	9,587
Interest income	2,830	165	1,363	(1,731)	2,627
Interest expense. .	-	(1,114)	(1,245)	1,731	(628)
Equity in net loss from equity investments	-	(491)	-	-	(491)
Income (loss) before income taxes	10,166	1,012	(83)	-	11,095
Income taxes ..	4,207	29	15	-	4,251
Net income (loss) ..	$ 5,959	$ 983	$ (98)	$ -	$ 6,844

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidating Statement Of Income
For The Six Months Ended May 31, 2000
(Unaudited)
	PARENT COMPANY	COMBINED GUARANTOR SUBSIDIARIES	COMBINED NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
	(In Thousands)
Revenues: Admissions, net	$ 46,862	$42,415	$ 2,393	$ (12)	$91,658
Motorsports related income. ..	40,512	40,837	4,971	(2,327)	83,993
Food, beverage and merchandise income ..	3,680	35,398	380	(6,984)	32,474
Other income. ...	804	7,541	87	(6,214)	2,218
Total revenues ..	91,858	126,191	7,831	(15,537)	210,343
Expenses: Direct Expenses:
Prize and point fund monies and NASCAR sanction fees ......	15,094	18,429	655	-	34,178
Motorsports related expenses .	15,592	23,321	4,515	(4,676)	38,752
Food, beverage and merchandise expenses	-	27,024	-	(8,969)	18,055
General and administrative expenses ..	14,461	20,989	3,076	(1,892)	36,634
Depreciation and amortization	4,198	19,692	1,417	-	25,307
Total expenses ..	49,345	109,455	9,663	(15,537)	152,926
Operating income (loss) ..	42,513	16,736	(1,832)	-	57,417
Interest income .	48,835	15,009	1,800	(62,226)	3,418
Interest expense	(14,288)	(12,328)	(3,040)	13,726	(15,930)
Equity in net loss from equity investments .	-	(1,029)	-	-	(1,029)
Minority interest ...	-	-	299	-	299
North Carolina Speedway litigation ..	-	(5,523)	-	-	(5,523)
Income (loss) before income taxes ..	77,060	12,865	(2,773)	(48,500)	38,652
Income taxes	17,562	912	359	-	18,833
Net income (loss) ..	$ 59,498	$11,953	$(3,132)	$ (48,500)	$19,819

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidating Statement of Income
For the Six Months Ended May 31, 1999
(Unaudited)
`	PARENT COMPANY	COMBINED GUARANTOR SUBSIDIARIES	COMBINED NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
	(In Thousands)
Revenues:
Admissions, net .	$ 52,292	$ 5,999	$ -	$ (12)	$ 58,279
Motorsports related income .	44,869	7,141	-	(1,561)	50,449
Food, beverage and merchandise income	5,996	17,143	-	(4,826)	18,313
Other income. .	677	3,511	-	(3,358)	830
Total revenues ..	103,834	33,794	-	(9,757)	127,871
Expenses: Direct Expenses:
Prize and point fund monies and NASCAR sanction fees ....	15,973	3,476	-	-	19,449
Motorsports related expenses ...	18,635	5,562	18	(2,715)	21,500
Food, beverage and merchandise expenses .........................	1,476	14,233	-	(6,344)	9,365
General and administrative expenses ..	14,536	5,955	413	(698)	20,206
Depreciation and amortization ..	4,892	2,639	-	-	7,531
Total expenses	55,512	31,865	431	(9,757)	78,051
Operating income (loss) .	48,322	1,929	(431)	-	49,820
Interest income .	5,749	270	1,883	(3,189)	4,713
Interest expense. ...	-	(2,186)	(1,928)	3,189	(925)
Equity in net loss from equity investments .	-	(466)	-	-	(466)
Income (loss) before income taxes .	54,071	(453)	(476)	-	53,142
Income taxes (benefit) .	19,993	423	(57)	-	20,359
Net income (loss) ..	$ 34,078	$ (876)	$ (419)	$ -	$ 32,783

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidating Statement of Cash Flows
For The Six Months Ended May 31, 2000
(Unaudited)
	PARENT COMPANY	COMBINED GUARANTOR SUBSIDIARIES	COMBINED NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
	(In Thousands)
OPERATING ACTIVITIES
Net income (loss)	$ 59,498	$ 11,953	$ (3,132)	$(48,500)	$19,819
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,905	19,692	1,417	-	26,014
Amortization of unearned compensation .......................	514	-	-	-	514
Deferred income taxes .	205	1,555	3,112	-	4,872
Undistributed loss from equity investment ...................	-	1,029	-	-	1,029
Minority interest. .	-	-	(299)	-	(299)
Changes in Operating Assets and Liabilities: Receivables, net ..	(6,265)	(6,885)	(647)	2,978	(10,819)
Inventories, prepaid expenses and other current assets	6,274	(12,904)	159	-	(6,471)
Accounts payable and other current liabilities .................	(1,243)	(348)	(2,140)	(2,779)	(6,510)
Deferred income	(8,036)	56,511	6,300	-	54,775
Net cash provided by operating activities .	55,852	70,603	4,770	(48,301)	82,924
INVESTING ACTIVITIES Change in short-term investments, net ..	690	-	-	-	690
Capital expenditures	(11,157)	(23,383)	(16,610)	-	(51,150)
Acquisition .	-	(215,627)	-	-	(215,627)
Equity investments .	-	(12,720)	-	-	(12,720)
Change in restricted investments, net ..	215,250	-	15,193	-	230,443
Intercompany investing, net	(232,792)	187,517	(3,026)	48,301	-
Other, net ..	(415)	(204)	(305)	-	(924)
Net cash (used in) provided by investing activities .....................	(28,424)	(64,417)	(4,748)	48,301	(49,288)
FINANCING ACTIVITIES Net (payments) draws under credit facilities .........................	(20,000)	-	3,500	-	(16,500)
Payment of long-term debt .	-	-	(2,500)	-	(2,500)
Reacquisition of previously issued common stock ...............	(1,178)	-	-	-	(1,178)
Other	(259)	-	-	-	(259)
Net cash (used in) provided by financing activities ......................	(21,437)	-	1,000	-	(20,437)
Net increase in cash and cash equivalents .	5,991	6,186	1,022	-	13,199
Cash and cash equivalents at beginning of period ......................	11,768	25,120	923	-	37,811
Cash and cash equivalents at end of period .	$ 17,759	$31,306	$ 1,945	$ -	$ 51,010
INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended May 31, 1999
(Unaudited)

	PARENT COMPANY	COMBINED GUARANTOR SUBSIDIARIES	COMBINED NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
	(In Thousands)
OPERATING ACTIVITIES
Net income (loss) ..	$ 34,078	$ (876)	$ (419)	$ -	$ 32,783
Adjustments to reconcile net income (loss) to net cash provided by (used in ) operating activities:
Depreciation and amortization .	4,892	2,639	20	-	7,551
Amortization of unearned compensation	509	-	-	-	509
Deferred income taxes ..	5,032	175	(108)	-	5,099
Undistributed loss from equity investment .......................	-	466	-	-	466
Changes in Operating Assets and Liabilities:
Receivables, net .	(1,216)	(985)	(20)	485	(1,736)
Inventories, prepaid expenses and other current assets ..........	2,020	(1,043)	(1,394)	-	(417)
Accounts payable and other current liabilities .....................	(5,403)	(671)	(41)	(485)	(6,600)
Deferred income .	(3,588)	9,427	-	-	5,839
Net cash provided by (used in) operating activities ........................	36,324	9,132	(1,962)	-	43,494
INVESTING ACTIVITIES Change in short-term investments, net	(9,550)	-	-	-	(9,550)
Capital expenditures ..	(16,392)	(6,772)	(15,791)	-	(38,955)
Equity investments	-	(11,038)	-	-	(11,038)
Change in restricted investments, net .	53,500	-	(105,567)	-	(52,067)
Intercompany investing, net .	(77,051)	17,213	59,838	-	-
Other, net .	(126)	-	-	-	(126)
Net cash used in investing activities .	(49,619)	(597)	(61,520)	-	(111,736)
FINANCING ACTIVITIES Payment of long-term debt ..	-	(530)	-	-	(530)
Proceeds from long-term debt ..	-	-	63,654	-	63,654
Reacquisition of previously issued common stock ....................	(1,110)	-	-	-	(1,110)
Net cash (used in ) provided by financing activities ........................	(1,110)	(530)	63,654	-	62,014
Net (decrease) increase in cash and cash equivalents .......................	(14,405)	8,005	172	-	(6,228)
Cash and cash equivalents at beginning of period	27,000	11,543	133	-	38,676
Cash and cash equivalents at end of period ..	$ 12,595	$ 19,548	$ 305	$	$ 32,448

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

"Admissions" revenue includes ticket sales for all of the Company’s racing events and activities at DAYTONA USA. Admissions revenue for racing events is recognized upon completion of the related motorsports event.

"Motorsports related income" primarily includes television and radio broadcast rights fees, promotion and sponsorship fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating), advertising revenues, royalties from licenses of the Company’s trademarks, and track rentals. The Company’s revenues from corporate sponsorships are paid in accordance with negotiated contracts, with the identities of sponsors and the terms of sponsorship changing from time to time. The Company has historically negotiated directly with television and cable networks for coverage of substantially all of its televised NASCAR events. NASCAR retained these television and ancillary media rights in sanction agreements beginning with the 2000 racing season, but agreed to allow existing agreements with television and cable networks to be honored. NASCAR then reached agreement with all of the television broadcasters of these events to release their contractual rights beginning with the 2001 racing season. In November 1999, NASCAR announced that it had reached an agreement on a six-year television contract with NBC Sports and Turner Sports, with the two media companies combining to develop a joint venture. In addition, NASCAR announced that it had reached an agreement on an eight-year television contract with FOX and its FX cable network. Both agreements relate solely to the domestic broadcast television rights to NASCAR's Winston Cup Series and Busch Series, Grand National Division events, and are effective beginning with the 2001 racing season. In January 2000, NASCAR announced that the total current estimate for   television revenue in the year 2001 would be approximately $244 million with increases, on average, of approximately 17% per year through the 2006 season. This television revenue estimate for 2001 was based on the entire existing 2000 NASCAR Winston Cup Series and NASCAR Busch Series, Grand National Division schedules. Based upon information available after the announcement of the new NASCAR Winston Cup Series and NASCAR Busch Series, Grand National Division events for 2001 at the Chicagoland Speedway and the Kansas Speedway Corporation facility, the Company presently estimates the total television revenue for 2001 to be approximately $258 million. The percentage of television broadcast rights fees that the Company currently retains from each contract will be the same under the future arrangement.

"Food, beverage and merchandise income" includes revenues from concession stands, hospitality catering, direct sales of souvenirs, programs and other merchandise, fees paid by third party vendors for the right to occupy space to sell souvenirs and concessions at the Company’s facilities, and the wholesale and retail sale of racing tires and accessories for various types of racing events.

Expenses include (i) prize and point fund monies and NASCAR sanction fees, (ii) motorsports related expenses, which include costs of competition paid to sanctioning bodies other than NASCAR, labor, advertising and other expenses associated with the Company’s promotion of its racing events, and (iii) food, beverage and merchandise expenses, consisting primarily of labor and costs of goods sold.

The following table sets forth, for each of the indicated periods, certain selected income statement data as a percentage of total revenues:

	Three Months ended May 31,		Six Months Ended May 31,
	1999 (Unaudited)	2000 (Unaudited)	1999 (Unaudited)	2000 (Unaudited)
Revenues:
Admissions, net ..	46.3%	43.6%	45.6%	43.6%
Motorsports related income ..	35.9	38.7	39.5	39.9
Food, beverage and merchandise income	16.7	16.4	14.3	15.4
Other income ..	1.1	1.3	0.6	1.1
Total revenues	100.0%	100.0%	100.0%	100.0%

Expenses:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees .....	14.9	15.6	15.2	16.3
Motorsports related expenses ...	23.3	21.9	16.8	18.4
Food, beverage and merchandise expenses ........................	9.2	9.6	7.3	8.6
General and administrative expenses .	22.3	17.8	15.8	17.4
Depreciation and amortization .	8.8	12.6	5.9	12.0
Total expenses	78.5	77.5	61.0	72.7
Operating income	21.5	22.5	39.0	27.3
Interest income	5.9	1.9	3.7	1.7
Interest expense	(1.4)	(8.0)	(0.7)	(7.6)
Equity in net loss from equity investments ..	(1.1)	(0.4)	(0.4)	(0.5)
Minority interest	-	-	-	0.1
North Carolina Speedway litigation .	-	(5.6)	-	(2.6)
Income before income taxes	24.9	10.4	41.6	18.4
Income tax expense ..	9.6	6.6	16.0	9.0
Net income .	15.3%	3.8%	25.6%	9.4%

Seasonality and Quarterly Results

The Company’s business has been, and is expected to remain, highly seasonal based on the timing of major events. For example, one of Darlington Raceway’s Winston Cup Series events is traditionally held on the Sunday preceding Labor Day. Accordingly, the revenue and expenses for that race and/or the related supporting events may be recognized in either the fiscal quarter ending August 31 or the fiscal quarter ending November 30.

On July 26, 1999, the Company acquired the approximately 88% interest it did not already own in Penske Motorsports, Inc. ("PMI"). Motorsports facilities acquired in the transaction include Michigan Speedway in Brooklyn, Michigan; Nazareth Speedway in Nazareth, Pennsylvania; California Speedway in San Bernardino County, California; and North Carolina Speedway in Rockingham, North Carolina. The Company also acquired PMI’s 45% interest in Homestead-Miami Speedway, LLC ("Miami"), bringing the Company’s ownership in the operations of that facility to 90%, as well as other PMI merchandising subsidiaries. In addition, on December 1, 1999 the Company acquired Richmond International Raceway ("Richmond") which is located ten miles from downtown Richmond, Virginia (See "Acquisition" under Liquidity and Capital Resources). The Company currently operates 11 major motorsports facilities across the United States with more than 900,000 seats and 400 suites.

In addition to the incremental operating expenses and depreciation and amortization resulting from these transactions, the acquisitions of PMI and Richmond resulted in the inclusion of following additional events during the six months ended May 31, 2000 as compared to the same period of the prior year; three combined NASCAR Winston Cup Series/NASCAR Busch Series, Grand National Division event weekends (one of which was conducted during the Company’s first fiscal quarter), a NASCAR Craftsman Truck Series event and two Championship Auto Racing Teams (“CART”) FedEx Championship Series events. As a result of these incremental revenues and expenses and the addition of a NASCAR Craftsman Truck Series event at Daytona International Speedway (“Daytona”) during the Company’s first fiscal quarter, the Company’s results of operations, as well as the margins of certain expenses in relation to certain revenues, are not comparable on a period-to-period basis.

In May 2000, NASCAR and the Indy Racing League ("IRL") announced that both the Kansas and Chicagoland speedways were awarded three major events for their inaugural seasons in 2001.   Both facilities will host a NASCAR Winston Cup Series event, NASCAR Busch Series, Grand National Division event and an Indy Racing Northern Light Series event.   In June 2000, IRL announced additional Indy Racing Northern Light Series events to be hosted by Miami as well as Richmond starting in 2001.   Separately, CART announced its CART FedEx Championship Series would not return to Miami in 2001.   As a result of these changes the fiscal 2000 and 2001 quarters will not necessarily be comparable on a period-to-period basis.

Comparison of the results for the three and six months ended May 31, 2000 to the results for the three and six months ended May 31, 1999.

Admissions revenue increased approximately $22.4 million, or 108.4%, for the three months ended May 31, 2000, as compared to the three months ended May 31, 1999. Over three-quarters of the increase is a result of the events held at the Company’s newly acquired facilities. The remaining increase is attributable to increased attendance and seating capacity and, to a lesser extent, an increase in the weighted average price of tickets sold for the second quarter events conducted at Talladega Superspeedway (“Talladega”).

Admissions revenue increased approximately $33.4 million, or 57.3%, for the six months ended May 31, 2000, as compared to the six months ended May 31, 1999. Over two-thirds of the increase is a result of the events held at the Company’s newly acquired facilities. The remaining increase is primarily attributable to an increase in the seating capacity and attendance, as well as an increase in the weighted average price of tickets sold, for the Speedweeks events at Daytona and, to a lesser extent, the events at Talladega.

Motorsports related income increased approximately $22.2 million, or 138.8%, for the three months ended May 31, 2000, as compared to the three months ended May 31, 1999. Over three-quarters of the increase is related to events conducted at the Company’s newly acquired facilities with the remaining increase primarily attributable to increases in television broadcast rights fees for Talladega and Darlington Raceway (“Darlington”) and sponsorship fees for Daytona and Talladega.

Motorsports related income increased approximately $33.5 million, or 66.5%, for the six months ended May 31, 2000, as compared to the six months ended May 31, 1999. Over three-quarters of the increase is related to events conducted at the Company’s newly acquired facilities with the remaining increase primarily attributable to the Speedweeks events and sponsorships at Daytona and, to a lesser extent, increases in television broadcast rights fees for Talladega and sponsorship fees for Talladega and Darlington.

Food, beverage and merchandise income increased approximately $8.8 million, or 117.1%, for the three months ended May 31, 2000, as compared to the three months ended May 31, 1999. The increase is primarily related to food, beverage and merchandise operations for events conducted at the Company’s newly acquired facilities as well as sales of racing tires, accessories and other merchandise by subsidiaries acquired from PMI. Increased attendance and seating capacity at Talladega also contributed to the increase.

Food, beverage and merchandise income increased approximately $14.2 million, or 77.3%, for the six months ended May 31, 2000, as compared to the six months ended May 31, 1999. Over three-quarters of the increase is related to food, beverage and merchandise operations for events at the Company’s newly acquired facilities as well as sales of racing tires, accessories and other merchandise by subsidiaries acquired from PMI. Increased attendance and seating capacity for Speedweeks at Daytona and, to a lesser extent, Talladega contributed to the remaining increase.

Other income increased approximately $742,000, or 152.7%, and $1.4 million, or 167.2%, for the three months and six months ended May 31, 2000, respectively, as compared to the same periods of the prior year. The increase is primarily attributable to rental income from the Company’s newly acquired facilities.

Prize and point fund monies and NASCAR sanction fees increased approximately $8.7 million, or 131.5%, for the three months ended May 31, 2000, as compared to the three months ended May 31, 1999. Over three-quarters of the increase is related to events conducted at the Company’s newly acquired facilities. The remaining increase is primarily attributable to the increased television broadcast rights fees for events held at Talladega and Darlington, as standard NASCAR sanctioning agreements require that a specified percentage of broadcast rights fees be paid as part of prize money.

Prize and point fund monies and NASCAR sanction fees increased approximately $14.7 million, or 75.7%, for the six months ended May 31, 2000, as compared to the six months ended May 31, 1999. Over three-quarters of this increase was attributable to the events conducted at the Company’s newly acquired facilities and the new NASCAR Craftsman Truck Series event at Daytona. The remaining increase is primarily attributable to the increased television broadcast rights fees for events held at Daytona, Talladega and Darlington.

Motorsports related expenses increased approximately $11.1 million, or 107.4%, for the three months ended May 31, 2000, as compared to the three months ended May 31, 1999. Virtually all of the increase is related to operating expenses for events and operations at the Company’s newly acquired facilities, which included the sanction fees for the CART FedEx Championship Series events at Miami and Nazareth Speedway (“Nazareth”). Motorsports related expenses as a percentage of combined admissions and motorsports related income decreased approximately 1.8% during the three months ended May 31, 2000, as compared to the three months ended May 31, 1999. This margin increase was primarily attributable to strong margins on events conducted at the newly acquired California and Richmond facilities as well as increased television broadcast rights fees for the Talladega and Darlington events, partially offset by the sanction fees included in motorsports related expense for the CART FedEx Championship Series events at Miami and Nazareth.

Motorsports related expenses increased approximately $17.3 million, or 80.2%, for the six months ended May 31, 2000, as compared to the six months ended May 31, 1999. Over three-quarters of the increase is related to the expenses for the events and operations at the Company’s newly acquired facilities. The remaining increase was primarily attributable to hospitality services and supplies, personnel costs and a variety of other amenities and operating costs for Daytona’s Speedweeks events. Motorsports related expenses as a percentage of combined admissions and motorsports related income increased approximately 2.3% during the six months ended May 31, 2000, as compared to the six months ended May 31, 1999. This margin decrease is primarily attributable to incremental operating costs and timing of events at the newly acquired facilities as well as the sanction fees included in motorsports related expenses for the CART FedEx Championship Series events at Miami and Nazareth, partially offset by strong margins from events held at the newly acquired California and Richmond facilities as well as for Daytona and Talladega.

Food, beverage and merchandise expense increased approximately $5.4 million, or 130.3%, for the three months ended May 31, 2000, as compared to the three months ended May 31, 1999. Approximately three-quarters of this increase is related to the product costs associated with the sale of racing tires, accessories and other merchandise by subsidiaries acquired in the PMI acquisition. The remaining increase is primarily attributable to the product and personnel related costs for events at the Company’s newly acquired facilities and, to a lesser extent, Talladega. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise income increased to 58.5% for the three months ended May 31, 2000, as compared to 55.2% for the three months ended May 31, 1999. This margin decrease is primarily attributable to the lower margin activities of certain merchandising subsidiaries acquired in the PMI acquisition.

Food, beverage and merchandise expense increased approximately $8.7 million, or 92.8%, for the six months ended May 31, 2000, as compared to the six months ended May 31, 1999. Over two-thirds of this increase is related to the product costs associated with the sale of racing tires, accessories and other merchandise by subsidiaries acquired in the PMI acquisition. The remaining increase is primarily attributable to the product and personnel related costs for events conducted at the Company’s newly acquired facilities as well as the Speedweeks events at Daytona. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise income increased to 55.6% for the six months ended May 31, 2000, as compared to 51.1% for the six months ended May 31, 1999. This margin decrease is primarily attributable to the lower margin activities of certain merchandising subsidiaries acquired in the PMI acquisition.

General and administrative expenses increased approximately $7.6 million, or 76.4%, and $16.4 million, or 81.3%, for the three months and six months ended May 31, 2000, respectively, as compared to the same periods of the prior year. Over three-quarters of the increase was due to the general and administrative expenses associated with the Company’s newly acquired operations. The remaining increase was due primarily to increased personnel and other costs associated with the ongoing expansion of the Company’s business, exclusive of such costs associated with the Company’s newly acquired operations. General and administrative expenses as a percentage of total revenues decreased to 17.8% for the three months ended May 31, 2000, as compared to 22.3% for the three months ended May 31, 1999. This decrease is primarily attributable to the increased revenues at newly acquired facilities. General and administrative expenses as a percentage of total revenues increased to 17.4% for the six months ended May 31, 2000, as compared to 15.8% for the six months ended May 31, 1999. This increase is primarily as a result of the general and administrative expenses associated with newly acquired operations and the timing of events.

Depreciation and amortization expense increased approximately $8.6 million and $17.8 million for the three months and six months ended May 31, 2000, respectively, as compared to the same periods of the prior year. This increase was primarily due to the depreciation of assets acquired and amortization of goodwill recorded as a result of the PMI (which included the consolidation of Miami) and Richmond acquisitions. The remaining increase was a result of the ongoing expansion of the Company’s facilities.

Interest income decreased by approximately $758,000 and $1.3 million for the three months and six months ended May 31, 2000, respectively, as compared to the same periods of the prior year. This decrease is primarily due to lower average investment balances in the current year.

Interest expense increased by approximately $7.2 million and $15.0 million for the three months and six months ended May 31, 2000, respectively, as compared to the same periods of the prior year. Interest expense in fiscal 2000 was primarily attributable to interest on the $225 million of senior notes (“Senior Notes”) issued in October 1999, borrowings under the Company’s credit facilities and term loan arrangements and interest on the Company’s funding commitment related to the taxable special obligation revenue (“TIF”) bonds issued in January 1999 by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) to partially fund the Kansas project, net of capitalized interest (See “Future Liquidity”). Interest expense during the same period of fiscal 1999 was primarily attributable to interest on the Company’s TIF bond funding commitment, net of capitalized interest.

Equity in net loss from equity investments represents the Company’s pro rata share of the current income and losses from its equity investments. During the three months and six months ended May 31, 2000, this primarily included the Company’s 50% investment in Motorsports Alliance, LLC (“MSA”), which is engaged in the development of the Chicagoland Speedway (See “Future Liquidity”). For the three months and six months ended May 31, 1999, this included the Company’s approximately 12% indirect investment in PMI, its 45% investment in Miami and its 50% investment in MSA.

Minority interest consists of the 10% interest in Miami that is not owned by the Company.

The North Carolina Speedway litigation expense represents the final resolution of the North Carolina Speedway dissenter’s action related to PMI’s acquisition of North Carolina Speedway in 1997, and includes the judgment and related interest, amounts due non-dissenting former shareholders and related legal fees. The after tax impact of this expense was approximately $5.2 million. (See “Legal Proceedings”)

The increase in the Company’s effective income tax rate for the three months and six months ended May 31, 2000, as compared to the same periods of the prior year, is primarily due to the non-deductible portion of the North Carolina Speedway litigation as well as the amortization of non-deductible goodwill created in the PMI acquisition. The Company’s effective income tax rate is expected to remain above historical levels primarily due to the amortization of non-deductible goodwill created in the PMI acquisition.

As a result of the foregoing, the Company’s net income decreased approximately $3.1 million, or 45.5%, and $13.0 million, or 39.5%, for the three months and six months ended May 31, 2000, respectively, as compared to the same periods of the prior year.

Liquidity and Capital Resources

General

The Company has historically generated sufficient cash flow from operations to fund its working capital needs and capital expenditures at existing facilities, as well as to pay an annual cash dividend. In addition, the Company has used the proceeds from offerings of its Class A Common Stock and, more recently, the net proceeds from the issuance of Senior Notes, borrowings under its credit facilities and state and local mechanisms to fund acquisitions and development projects. At May 31, 2000 the Company had $225 million principal amount of Senior Notes outstanding, total borrowings of approximately $180.5 million under its credit facilities and term loan arrangements, and a debt service funding commitment of approximately $69.1 million, net of discount, related to the TIF bonds issued by the Unified Government (See "Future Liquidity"). The Company had working capital deficits of approximately $74.1 million and $51.9 million at May 31, 2000 and November 30, 1999, respectively.

Cash Flows

Net cash provided by operating activities was approximately $82.9 million for the six months ended May 31, 2000, compared to approximately $43.5 million for the six months ended May 31, 1999. The difference between the Company’s net income of approximately $19.8 million and the $82.9 million of operating cash flow was primarily attributable to an increase in deferred income of $54.8 million, depreciation and amortization of $26.5 million, deferred income taxes of $4.9 million and an increase in income taxes payable of $2.1 million, partially offset by an increase in receivables of $10.8 million, a decrease in accounts payable and other current liabilities of $8.6 million and a combined increase in inventories, prepaid expenses and other current assets of $6.5 million.

Net cash used in investing activities was approximately $49.3 million for the six months ended May 31, 2000, compared to $111.7 million for the six months ended May 31, 1999. The Company's use of cash for investing activities reflects $215.6 million for the Company’s acquisition of Richmond, $51.2 million in capital expenditures and $12.7 million to increase the Company's investment in the Chicago project, partially offset by a $230.4 million decrease in restricted investments related to the Richmond acquisition and the project in Kansas. (See "Capital Expenditures" and “Future Liquidity”)

Net cash used in financing activities was approximately $20.4 million for the six months ended May 31, 2000, compared to net cash provided of approximately $62.0 million for the six months ended May 31, 1999. The Company's use of cash for financing activities reflects net payments under credit facilities of $16.5 million, $2.5 million in payments of long-term debt and $1.2 million used to reacquire previously issued common stock.

Capital Expenditures

Capital expenditures totaled approximately $51.2 million for the six months ended May 31, 2000 as compared to $39.0 million for the six months ended May 31, 1999. Approximately two-thirds of these expenditures were related to expenditures at the Company's existing facilities, including increased seating capacity at Daytona, Talladega and Michigan, land purchased for expansion of parking capacity and a variety of other improvements. The remaining capital expenditures were primarily related to the construction of the speedway in Kansas.

The Company expects to make approximately $73.3 million of additional capital expenditures for approved projects at existing facilities within the next 24 months to increase grandstand seating capacity, acquire land for expansion of parking capacity and for a variety of additional improvements. The Company also expects to spend an additional $10.1 million for 36 additional luxury suites at the Kansas facility. The balance of the Company's capital expenditures related to the construction of the Kansas facility will be funded from restricted investments, as discussed below.

Acquisition

On December 1, 1999, the Company acquired Richmond for approximately $215.6 million, including acquisition costs. Located ten miles from downtown Richmond, Virginia, the 3/4 mile intermediate speedway seats over 94,000 grandstand spectators and offers luxury accommodations in the facility's 34 suites. In fiscal 2000, Richmond is expected to host several events including two NASCAR Winston Cup Series points events, two NASCAR Busch Series, Grand National Division events, and one NASCAR Craftsman Truck Series event.

The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations have been included in the Company's consolidated statements of income since the date of acquisition.

The purchase price was allocated to the assets and liabilities acquired based upon their fair market values at the acquisition date. The excess of the purchase price over the fair value of the net assets acquired was approximately $169.3 million and was recorded as goodwill, which is being amortized on a straight line basis over 40 years. The amount amortized during the three- and six-month periods ended May 31, 2000 was approximately $1.1 million and $2.1 million, respectively.

Future Liquidity

In December, 1999, the Company's revolving credit facility ("Credit Facility"), which is syndicated to a select group of lenders, was increased from $200 million to $250 million. The Credit Facility matures on March 31, 2004, and accrues interest at LIBOR plus 50-100 basis points. At May 31, 2000, the Company had borrowings of $140 million under the Credit Facility, which related to the financing of the Company's December 1999 Richmond acquisition (See "Acquisition").

In May 2000, the Company’s Miami subsidiary amended its credit agreement for a $20 million credit facility (“Miami Credit Facility”) and a $27.5 million term loan (“Term Loan”). The Miami Credit Facility and Term Loan are guaranteed by the Company and have the same interest terms and restrictive covenants as the Company’s Credit Facility. The Miami Credit Facility will be automatically reduced to $15 million on December 31, 2002 and will   mature on December 31, 2004. At May 31, 2000, the Company had borrowings of $13 million under the Miami Credit Facility. The Term Loan is payable in annual installments which range from $4.0 million to $7.0 million. The Company has an interest rate swap agreement that effectively fixes the floating rate on the outstanding balance under the Term Loan at 6.1% through December 31, 2000 and 6.6% for the remainder of the loan period.

On October 6, 1999, the Company completed an offering of $225 million principal amount of Senior Notes due October 15, 2004 in a private placement. The unsecured Senior Notes bear interest at 7.875% and rank equally with all of the Company's other senior unsecured and unsubordinated indebtedness. The Company used approximately $176 million of the net proceeds from the transaction to repay the then outstanding borrowings under the Credit Facility, which were related to the PMI acquisition. The remaining net proceeds were used to partially fund the completion of certain additions and improvements to the Company's facilities and for working capital and other general corporate purposes. On March 17, 2000, the Company completed an offer to exchange the Senior Notes issued in the private placement for registered senior notes with substantially identical terms.

In January 1999, the Unified Government issued approximately $71.3 million in TIF bonds and approximately $24.3 million in sales tax special obligation revenue ("STAR") bonds, in connection with the financing of construction of the speedway in Kansas. The net proceeds were deposited into separate interest-bearing trust accounts. The STAR bonds will be retired with state and local taxes generated within the project’s boundaries and are not an obligation of the Company. The TIF bonds are comprised of a $21.6 million, 6.15% term bond due December 1, 2017 and a $49.7 million, 6.75% term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government, with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly-owned subsidiary, Kansas Speedway Corporation (“KSC”).   KSC has granted a mortgage and security interest in the Kansas Project for its Funding Commitment obligations. In addition, KSC has committed equity of approximately $77.9 million which, along with the net TIF and STAR bond proceeds, were deposited into trustee administered accounts for the benefit of the construction of the Kansas facility. At May 31, 2000, the Company's restricted investments include approximately $65.5 million of the funds remaining from the Company's equity contribution and the TIF bond proceeds.

On May 5, 1999, MSA (owned 50% by the Company and 50% by Indianapolis Motor Speedway Corp.) and the owners of Route 66 Raceway, LLC ("Route 66"), formed a new company, Raceway Associates, LLC, ("Raceway Associates") which is owned 75% by MSA and 25% by the former owners of Route 66. As a result of this transaction, Raceway Associates owns the 240 acre Route 66 Raceway motorsports complex located in Joliet, Illinois, approximately 35 miles from downtown Chicago. Raceway Associates also purchased 930 acres adjacent to the existing Route 66 complex on which it has commenced construction of Chicagoland Speedway, a 1.5 mile oval motor speedway, which will initially accommodate approximately 75,000 spectators. The current estimate for the new superspeedway development is $125 to $130 million, $100 million of which will be financed through equity of approximately $50 million from MSA and approximately $50 million in future borrowings by Raceway Associates. The members of MSA have guaranteed up to $50 million in future borrowings by Raceway Associates on a pro rata basis until such time as the operations of Raceway Associates meet certain financial criteria. In December 1999 the City of Joliet, Illinois sold approximately $9 million in 6.75% municipal bonds (which are to be repaid by Raceway Associates through property tax assessments over twelve years) to help fund a portion of the project costs that relate to public infrastructure for the speedway development project. It is anticipated that the members of Raceway Associates will fund the additional project costs in excess of $109 million on a pro rata basis during the construction period. In April 2000, the Company approved funding up to approximately $6.9 million as its pro-rata portion of MSA’s additional funding commitment to the project. Through May 31, 2000 the Company has contributed approximately $30.0 million to MSA, approximately $24.6 million of which has been applied toward the Company's portion of MSA's $50 million equity commitment.   Subsequent to May 31, 2000, Raceway Associates borrowed approximately $8.3 million for the Chicagoland Speedway construction under its construction and term loan arrangement with a group of banks.   As discussed above, this borrowing is guaranteed by the members of the MSA.

During fiscal 1999, the Company announced its intention to search for a site for a major motorsports facility in the New York metro area. In January 2000, the Company announced that, through a wholly-owned subsidiary, it had entered into an exclusive agreement with the New Jersey Sports and Exposition Authority to conduct a feasibility study on the development of a motorsports facility at the Meadowlands Sports Complex in New Jersey. The feasibility study covers a period not to exceed twelve months. The Meadowlands Sports Complex, located five miles west of the Lincoln Tunnel, is the site of Giants Stadium, Continental Airlines Arena and Meadowlands Racetrack and is the home of several professional sports franchises, horse racing, college athletics, concerts and family shows. The Company has not yet determined the feasibility of the Meadowlands (or any other) site, formulated an estimate of the costs to construct a major motorsports facility in the New York metropolitan area, nor established a timetable for completion, or even commencement, of such a project.

The Company believes that cash flow from operations, along with existing cash and available borrowings under the Company's credit facilities, will be sufficient to fund i) operations and approved capital projects at existing facilities for the foreseeable future, ii) payments required in connection with the funding of the Unified Government's debt service requirements related to the TIF bonds, iii) payments related to other currently existing debt service requirements, and iv) the Company's expected funding requirements for the Chicago project. The Company intends to pursue further development and/or acquisition opportunities (including the possible development of new motorsports facilities in Denver and the New York metropolitan area) the timing, size and success as well as associated potential capital commitments of which are unknown at this time. Accordingly, a material acceleration in our growth strategy could require the Company to obtain additional capital through debt and/or equity financings. Although there can be no assurance, the Company believes that adequate debt and equity financing will be available on satisfactory terms.

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

DEPENDENCY UPON NASCAR

The Company's success has been and will remain dependent upon maintaining a good working relationship with NASCAR, the sanctioning body for the Winston Cup Series, the Busch Series, Grand National Division and certain other races promoted by the Company. The Company has sanctioning agreements to promote sixteen NASCAR Winston Cup Series championship point races, two NASCAR Winston Cup Series non-championship point races, fourteen NASCAR Busch Series, Grand National Division races and a number of other NASCAR races for the 2000 racing season. Each NASCAR event sanctioning agreement is awarded on an annual basis. In fiscal 1999, NASCAR-sanctioned races at the Company's facilities accounted for approximately 79% of the Company's total revenues. Although William C. France and James C. France presently control both the Company and NASCAR and management believes that the Company will continue to maintain an excellent relationship with NASCAR for the foreseeable future, NASCAR is under no obligation to continue to enter into sanctioning agreements with the Company to promote any event. Failure to obtain a sanctioning agreement for a major NASCAR event would have a material adverse effect on the Company's financial condition and results of operations. Moreover, although the Company's general growth strategy includes the possible development and/or acquisition of additional motorsports facilities, there can be no assurance that NASCAR will enter into sanctioning agreements with the Company to promote races at such facilities.

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

UNCERTAIN PROSPECTS OF NEW MOTORSPORTS FACILITIES

The Company's growth strategy includes the potential acquisition and/or development of new motorsports facilities, including the Kansas and Chicagoland speedways. The Company's ability to implement successfully this element of its growth strategy will depend on a number of factors, including (i) the Company's ability to obtain and retain one or more additional sanctioning agreements to promote NASCAR Winston Cup, NASCAR Busch Series, Grand National Division or other major events at these new facilities, (ii) the cooperation of local government officials, (iii) the Company's capital resources, (iv) the Company's ability to control construction and operating costs and (v) the Company's ability to hire and retain qualified personnel. The Company's inability to implement its expansion plans for any reason could adversely affect its business prospects. In addition, expenses associated with developing, constructing and opening a new facility may have an adverse effect on the Company's financial condition and results of operations in one or more future reporting periods. The cost of any such transaction will depend on a number of factors, including the facility's location, the extent of the Company's ownership interest and the degree of any municipal or other public support. Moreover, although management believes that it will be able to obtain financing to fund the acquisition, development and/or construction of additional motorsports facilities, there can be no assurance that adequate debt or equity financing will be available on satisfactory terms.

INDUSTRY SPONSORSHIPS AND GOVERNMENT REGULATION

The motorsports industry generates significant recurring revenue from the promotion, sponsorship and advertising of various companies and their products. Actual or proposed government regulation can adversely impact the availability to motorsports of this promotion, sponsorship and advertising revenue. Advertising by the tobacco and alcoholic beverage industries is generally subject to greater governmental regulation than advertising by other sponsors of the Company’s events. Since August of 1996 there have been several thus far unsuccessful governmental attempts to impose restrictions on the advertising and promotion of cigarettes and smokeless tobacco, including sponsorship of motorsports activities. These regulatory efforts, if successfully implemented, would have prohibited the present practice of tobacco brand name sponsorship of, or identification with, motorsports events, entries and teams. At this point the ultimate outcome of these or future government regulatory and legislative efforts to regulate the advertising and promotion of cigarettes and smokeless tobacco is uncertain and the impact, if any, on the motorsports industry is unclear. Recently major United States companies engaged in the manufacture of cigarettes and smokeless tobacco (collectively the "Tobacco Industry") entered into various agreements with the Attorneys General of all 50 states to settle certain state initiated litigation against the Tobacco Industry. These settlement agreements will, among other things, place limits upon the sponsorship of motorsports activities by the Tobacco Industry. The actual impact of these settlement agreements upon the Company's future revenues has not yet been determined. Even more recently the executive branch of the United States government has publicly stated its intention to initiate certain litigation against the Tobacco Industry which would be similar to that initiated by the states which was recently settled. The exact parameters of the proposed litigation and the impact, if any, of this proposed litigation upon the Company's future revenues is presently unclear.

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

LEGAL PROCEEDINGS

The Company and its indirect subsidiaries, Americrown Service Corporation (“Americrown”) and Motorsports International Corp. (“Motorsports International”) are parties to certain legal proceedings alleging price-fixing activities in connection with the sale of racing souvenirs and merchandise which have been settled, subject to final approval by the courts as described in "Part II - Other Information”. If the Settlement Agreements are not finally approved by the courts, the Company, Americrown and Motorsports International will resume the defense of the actions. In such event, while they will continue to dispute the allegations and intend to defend the actions fully and vigorously, neither the cost of defending the suits nor the potential damages or other remedies for which the Company, Americrown and Motorsports International might be liable is insured.

Management is presently unable to predict or quantify the outcome of these matters, there can be no assurance the defense of the suits, or a possible adverse resolution, will not require material expenditures by the Company.

POTENTIAL CONFLICTS OF INTEREST

William C. France and James C. France beneficially own all of NASCAR's capital stock, and each of the France Family Executives, the Company's Vice President-Administration, the Company's Vice President and General Counsel and certain other non-officer employees (collectively the "Shared Employees") devote portions of their time to NASCAR's affairs. Each of the Shared Employees devotes substantial time to the Company's affairs and all of the Company's other executive officers are available to the Company on a full-time basis. In addition, the Company strives to ensure, and management believes, that the terms of the Company's transactions with NASCAR are no less favorable to the Company than those which could be obtained in arms'-length negotiations. Nevertheless, certain potential conflicts of interest between the Company and NASCAR exist with respect to, among other things, (i) the terms of any sanctioning agreements that may be awarded to the Company by NASCAR, (ii) the amount of time devoted by the Shared Employees and certain other Company employees to NASCAR's affairs, and (iii) the amounts charged or paid to NASCAR for office rental, transportation costs, shared executives, administrative expenses and similar items.

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

FINANCIAL IMPACT OF BAD WEATHER

The Company promotes outdoor motorsports events. Weather conditions affect sales of, among other things, tickets, concessions and souvenirs at these events. Although the Company sells tickets in advance of its most popular events, poor weather conditions could have a material adverse effect on the Company's results of operations.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the six months ended May 31, 2000 there have been no material changes in the Company’s market risk exposures.

PART II -               OTHER INFORMATION

Item 1.               Legal Proceedings

The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation is likely to have a material adverse effect on the Company's financial condition or results of operations. In addition to such routine litigation incident to its business, the Company faces exposure from other legal proceedings as described below.

Souvenir Litigation

As described below, the Company and certain subsidiaries are parties to legal proceedings alleging price-fixing activities in connection with the sale of souvenirs and merchandise which have been settled, subject to final approval by the courts. These matters are collectively referred to as the Souvenir Litigation. While the Company disputes the allegations, neither the cost of defending the suits, the potential damages or other remedies for which the Company might be liable, nor the cost of settlement is covered by insurance.

The Company's indirect corporate subsidiary, Americrown, is the sole defendant in a class action proceeding in the Circuit Court of Talladega County, Alabama which was filed in October 1996. A class consisting of persons who purchased racing souvenirs at Talladega Superspeedway since September 1992 was certified by the court on July 30, 1998. The suit seeks to recover at least $500 for each member of the class but does not otherwise seek to recover compensatory or punitive damages or statutory attorneys' fees. Americrown has moved for reconsideration of the class certification decision. Americrown has disputed the allegations and has defended the action fully and vigorously.

In March 1997, two purported class action companion lawsuits were filed in the United States District Court, Northern District of Georgia, against the Company, Americrown, and a number of other persons (including Motorsports International, previously a subsidiary of PMI which was acquired by the Company in the PMI Acquisition). Both suits sought damages and injunctive relief on behalf of all persons who purchased souvenirs or merchandise from certain vendors at any NASCAR Winston Cup race or supporting event in the United States during the period 1991 to present. The two suits have been consolidated and class certification has not yet been decided by the court. Discovery has been concluded. The Company and Americrown have disputed the allegations and have defended the actions fully and vigorously.

Recently Americrown, Motorsports International and the Company have entered into Settlement Agreements to completely settle the Souvenir Litigation, without any admission of wrongdoing on their part. Under the terms of the Settlement Agreements (which have been filed with the respective courts) the Company, Americrown and Motorsports International have agreed to pay approximately $4.6 million in cash and to redeem $6 million in souvenir merchandise discount coupons to settle with classes which would encompass all purchasers of souvenirs and merchandise at NASCAR Winston Cup events during the period from January 1, 1991 to the present. The Settlement Agreements have been preliminarily approved by the respective courts. Publication of notice of the proposed settlements has begun and court hearings to consider final approval are scheduled for August 25, 2000. If the Settlement Agreements are not finally approved by the courts, the Company, Americrown and Motorsports International intend to resume the vigorous defense of the actions.

In the third quarter of fiscal year 1999 the Company accrued approximately $2.8 million representing Americrown's cash portion of the proposed Souvenir Litigation settlement. The remaining $1.8 million is attributable to Motorsports International and was recorded as a part of the PMI merger purchase price. The effects of the discount coupon program will be recognized in future periods as coupons are redeemed. The cash payments have been remitted to the Settlement Fund pending final approval by the courts.

Management is presently unable to further predict or quantify the outcome of these matters.

North Carolina Speedway Litigation

In connection with PMI's acquisition of North Carolina Speedway in 1997, certain of the North Carolina Speedway stockholders (constituting more than 5% of the North Carolina Speedway shares outstanding prior to the acquisition) exercised their right under North Carolina law to dissent to the price paid for the common stock of North Carolina Speedway. These dissenting shareholders were paid $16.77 per share. These dissenters have requested $55.00 per share and have sued PMI, Penske Acquisition, Inc. and North Carolina Speedway in North Carolina Superior Court, Mecklenburg County, North Carolina. Under PMI's agreement with Mrs. DeWitt (the former majority stockholder of North Carolina Speedway), if a dissenting stockholder, which represented more than five percent of the North Carolina Speedway stock, received more consideration in a dissenters' action than PMI paid in connection with the acquisition of North Carolina Speedway, all stockholders of North Carolina Speedway at the time of the acquisition, other than PMI and its affiliates, would receive a per share amount equal to the award in dissenter's court less the per share amount paid in the acquisition ($19.61 per share to stockholders other than the dissenting shareholders). Because PMI acquired Mrs. DeWitt's shares prior to the completion of this acquisition, Mrs. DeWitt is not entitled to receive additional consideration for her shares.

On April 25, 2000, jurors in the North Carolina Speedway Dissenter’s Action case returned a verdict upon which a judgment was entered which entitled the dissenting shareholders to $23.47 per share, an amount $3.86 to $6.70 higher than the original consideration. The financial statements for the 2000 second quarter include an accrual of approximately $5.5 million, representing the judgment and related interest, amounts due to non-dissenting former shareholders and related legal fees.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits none

(b)           Reports on Form 8-K

On April 4, 2000 the Company filed a report on Form 8-K which reported under Item 5. the issuance of an earnings release for the first quarter ended February 29, 2000.

On April 25, 2000 the Company filed a report on Form 8-K which reported under Item 5. the issuance of a press release reporting the outcome of the North Carolina Speedway Dissenters’ action.

On May 3, 2000 the Company filed a report on Form 8-K which reported under Item 5. the issuance of a press release announcing approval of capital project expenditures and the declaration of a dividend.

On May 8, 2000 the Company filed a report on Form 8-K which reported under Item 5. the issuance of press releases announcing the award of NASCAR Winston Cup, NASCAR Busch Series, Grand National Division, and Indy Racing Northern Light Series events for 2001 at the Kansas Speedway Corporation facility and at Chicagoland Speedway.

On July 11, 2000 the Company filed a report on Form 8-K which reported under item 5. the issuance of an press release reporting earnings for the second quarter and six months ended May 31, 2000 and providing guidance on future earnings estimates and the issuance of a second press release clarifying the guidance on future earnings estimates.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTERNATIONAL SPEEDWAY CORPORATION (Registrant)
Date:	7/17/2000	/s/ Susan G. Schandel
Susan G. Schandel, Vice President & Chief Financial Officer