Form 10-Q
period 2000-08-31
INTERNATIONAL SPEEDWAY CORP
filed 2000-10-13
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2000.

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

Class A Common Stock - 23,520,457 shares as of September 30, 2000.

Class B Common Stock – 29,624,713 shares as of September 30, 2000

PART I . FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL SPEEDWAY CORPORATION Condensed Consolidated Balance Sheets
	November 30, 1999	August 31, 2000 (Unaudited)
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$ 37,811	$ 49,495
Short-term investments	690	-
Receivables, less allowance of $1,000	15,312	29,819
Inventories	3,466	5,053
Prepaid expenses and other current assets	7,696	16,567
Total Current Assets	64,975	100,934

Property and Equipment - at cost – less accumulated depreciation of $84,909 and $108,684 respectively	657,682	757,705
Other Assets:
Equity investments	17,423	28,160
Goodwill, less accumulated amortization of $6,753 and $20,517 respectively	542,583	702,874
Restricted investments (Note 3)	295,929	50,835
Other	20,535	25,009
	876,470	806,878
Total Assets	$ 1,599,127	$ 1,665,517
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 17,655	$ 15,814
Deferred income	77,119	130,478
Current portion of long-term debt	2,655	4,155
Income taxes payable	-	2,410
Other current liabilities	19,443	14,719
Total Current Liabilities	116,872	167,576
Long-Term Debt (Note 3)	496,067	476,179
Deferred Income Taxes	72,291	74,647
Long-Term Deferred Income	8,376	11,882
Minority Interest	3,051	2,514
Commitments and Contingencies	-	-
Shareholders' Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 22,876,075 and 23,473,644 issued at November 30 and August 31, respectively	229	235
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 30,248,639 and 29,671,526 issued at November 30 and August 31, respectively	302	297
Additional paid-in capital	687,321	690,114
Retained earnings	216,432	245,022
	904,284	935,668
Less: Unearned compensation-restricted stock	1,814	2,949
Total Shareholders' Equity	902,470	932,719
Total Liabilities and Shareholders' Equity	$ 1,599,127	$ 1,665,517

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION Condensed Consolidated Statements of Income
	Three Months ended
	August 31, 1999	August 31, 2000
	(Unaudited)
	(In Thousands, Except Per Share Data)
REVENUES:
Admissions, net	$ 31,857	$ 49,615
Motorsports related income	22,356	36,935
Food, beverage and merchandise income	11,600	19,704
Other income	413	921
	66,226	107,175
EXPENSES:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	8,803	14,171
Motorsports related expenses	10,958	21,380
Food, beverage and merchandise expenses	6,630	12,247
General and administrative expenses	16,608	19,275
Depreciation and amortization	6,405	12,617
	49,404	79,690
Operating income	16,822	27,485
Interest income	2,070	1,443
Interest expense	(1,586)	(7,406)
Equity in net (loss) income from equity investments	(1,006)	477
Minority interest	77	238
North Carolina Speedway litigation (Note 5)	-	-
Income before income taxes	16,377	22,237
Income taxes	6,742	9,454
Net income	$ 9,635	$ 12,783

Basic earnings per share	$0.21	$ 0.24

Diluted earnings per share	$0.20	$ 0.24

Dividends per share	$0.00	$ 0.00

Basic weighted average shares outstanding	46,917,080	52,967,222

Diluted weighted average shares outstanding	47,040,272	53,050,983

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION Condensed Consolidated Statements of Income
	Nine Months ended
	August 31, 1999	August 31, 2000
	(Unaudited)
	(In Thousands, Except Per Share Data)
REVENUES:
Admissions, net	$ 90,136	$141,273
Motorsports related income	72,805	120,928
Food, beverage and merchandise income	29,913	52,178
Other income	1,243	3,139
	194,097	317,518
EXPENSES:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	28,252	48,349
Motorsports related expenses	32,458	60,132
Food, beverage and merchandise expenses	15,995	30,302
General and administrative expenses	36,814	55,909
Depreciation and amortization	13,936	37,924
	127,455	232,616
Operating income	66,642	84,902
Interest income	6,783	4,861
Interest expense	(2,511)	(23,336)
Equity in net loss from equity investments	(1,472)	(552)
Minority interest	77	537
North Carolina Speedway litigation (Note 5)	-	(5,523)
Income before income taxes	69,519	60,889
Income taxes	27,101	28,287
Net income	$ 42,418	$32,602

Basic earnings per share	$ 0.96	$ 0.62

Diluted earnings per share	$ 0.96	$ 0.61

Dividends per share	$ 0.06	$ 0.06

Basic weighted average shares outstanding	44,229,684	52,961,132

Diluted weighted average shares outstanding	44,355,217	53,045,819

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Statements of Shareholders' Equity

	CLASS A COMMON STOCK $.01 PAR VALUE	CLASS B COMMON STOCK $.01 PAR VALUE	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	UNEARNED COMPENSATION- RESTRICTED STOCK	TOTAL SHAREHOLDERS’ EQUITY

	(In Thousands)
BALANCE AT NOVEMBER 30, 1998	$115	$316	$205,089	$163,201	$(1,866)	$366,855
Activity 12/1/98- 8/31/99 - unaudited:
Net income	-	-	-	42,418	-	42,418
Issuance of common stock for PMI acquisition	100	-	480,472	-	-	480,572
Cash dividends ($.06 per share)	-	-	-	(2,586)	-	(2,586)
Change in equity investment	-	-	(90)	-	-	(90)
Restricted stock grant	-	-	1,035	-	(1,035)	-
Reacquisition of previously issued common stock	-	-	(314)	(796)	-	(1,110)
Conversion of Class B Common Stock to Class A Common Stock	13	(13)	-	-	-	-
Income tax benefit related to restricted stock plan	-	-	1,129	-	-	1,129
Amortization of unearned compensation	-	-	-	-	798	798
BALANCE AT AUGUST 31, 1999 – unaudited	228	303	687,321	202,237	(2,103)	887,986
Activity 9/1/99 - 11/30/99 - unaudited:
Net income	-	-	-	14,195	-	14,195
Conversion of Class B Common Stock to Class A Common Stock	1	(1)	-	-	-	-
Amortization of unearned compensation	-	-	-	-	289	289
BALANCE AT NOVEMBER 30, 1999	229	302	687,321	216,432	(1,814)	902,470
Activity 12/1/99- 8/31/00 - unaudited:
Net income	-	-	-	32,602	-	32,602
Cash dividends ($.06 per share)	-	-	-	(3,188)	-	(3,188)
Restricted stock grant	1	-	1,977	-	(1,978)	-
Reacquisition of previously issued common stock	-	-	(354)	(824)	-	(1,178)
Conversion of Class B Common Stock to Class A Common Stock	5	(5)	-	-	-	-
Income tax benefit related to restricted stock plan	-	-	1,170	-	-	1,170
Amortization of unearned compensation	-	-	-	-	843	843
BALANCE AT AUGUST 31, 2000 – unaudited	$235	$297	$690,114	$245,022	$(2,949)	$932,719

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Statements of Cash Flows
	Nine months ended
	August 31, 1999	August 31, 2000
	(Unaudited)
	(In Thousands)
OPERATING ACTIVITIES
Net income	$ 42,418	$ 32,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,936	37,924
Amortization of unearned compensation	798	843
Amortization of financing costs	34	1,066
Deferred income taxes	5,070	7,335
Undistributed loss from equity investments	1,472	552
Minority interest	(77)	(537)
Changes in operating assets and liabilities:
Receivables, net	(5,997)	(14,504)
Inventories, prepaid expenses and other assets	(1,496)	(10,398)
Accounts payable and other current liabilities	6,580	(8,312)
Deferred income	12,372	56,294
Income taxes payable	(5,088)	3,580
Net cash provided by operating activities	70,022	106,445

INVESTING ACTIVITIES
Change in short-term investments, net	53,946	690
Capital expenditures	(75,387)	(85,340)
Acquisition, net of cash acquired	(134,274)	(215,627)
Equity investments	(11,038)	(11,289)
Advances to affiliate	-	(4,313)
Change in restricted investments, net	(42,746)	245,094
Other, net	(119)	(790)
Net cash used in investing activities	(209,618)	(71,575)

FINANCING ACTIVITIES
Net payments under credit facilities	-	(16,000)
Payment of long-term debt	(74,876)	(2,500)
Proceeds from long-term debt	240,174	-
Reacquisition of previously issued common stock	(1,110)	(1,178)
Cash dividends paid	(2,586)	(3,188)
Other	(1,572)	(320)
Net cash provided by (used in) financing activities	160,030	(23,186)
Net increase in cash and cash equivalents	20,434	11,684
Cash and cash equivalents at beginning of period	38,676	37,811
Cash and cash equivalents at end of period	$ 59,110	$49,495

See accompanying notes.

International Speedway Corporation

Notes to Condensed Consolidated Financial Statements

November 30, 1999 and August 31, 2000

(Unaudited)

1.              Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and generally accepted accounting principles but do not include all of the information and disclosures required for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest annual report on Form 10-K for International Speedway Corporation and its majority-owned subsidiaries (the "Company"). In management's opinion, the statements include all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to conform to the financial presentation at August 31, 2000.

Statement of Financial Accounting Standards (“SFAS”) No. 131, "Disclosures about Segments of an Enterprise and Related Information", became effective for the Company in 1999.  SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and interim financial reports. (See Note 7)

Earnings per share - Basic and diluted earnings per share are calculated in accordance with SFAS No. 128, "Earnings Per Share". The difference between basic weighted average shares and diluted weighted average shares is related to shares issued under the Company's long-term incentive stock plans, using the treasury stock method as prescribed by the standard.

Because of the seasonal concentration of racing events and the acquisitions in July and December 1999 (See Note 2), the results of operations for the three- and nine-month periods ended August 31, 1999 and 2000 are not indicative of the results to be expected for the year.

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

Motorsports facilities acquired in the transaction include Michigan International  Speedway in Brooklyn, Michigan; Nazareth Speedway in Nazareth, Pennsylvania; California Speedway in San Bernardino County, California; and North Carolina Speedway in Rockingham, North Carolina. The Company also acquired PMI’s 45% interest in Homestead-Miami Speedway, LLC ("Miami"), bringing the Company’s ownership in the operations of that facility to 90%, as well as other PMI merchandising subsidiaries. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations of the former PMI, as well as Miami, have been included in the Company’s consolidated statements of income as of the date of acquisition.

The transaction purchase price has been allocated to the assets and liabilities of PMI and Miami based upon their fair market values at the acquisition date. The excess of the purchase price over the fair value of the net assets acquired has been allocated as goodwill of approximately $512.9 million and assembled workforce of approximately $1.5 million, which are being amortized on a straight line basis over 40 years and five years, respectively. The amount amortized during the three- and nine-month periods ended August 31, 2000 was approximately $3.3 million and $10.0 million, respectively, and $1.1 million during the three- and nine-month periods ended August 31, 1999, respectively.

On December 1, 1999, the Company acquired Richmond International Raceway ("Richmond") for approximately $215.6 million, including acquisition costs. The Richmond acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations have been included in the Company's consolidated statements of income since the date of acquisition.

The purchase price was allocated to the assets and liabilities acquired based upon their fair market values at the acquisition date. The excess of the purchase price over the fair value of the net assets acquired was approximately $169.3 million and was recorded as goodwill, which is being amortized on a straight line basis over 40 years. The amount amortized during the three- and nine-month periods ended August 31, 2000 was approximately $1.1 million and $3.2 million, respectively.

As a result of the PMI and Richmond acquisitions, at August 31, 2000 the Company operates 11 major motorsports facilities across the United States.

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

(Proforma - unaudited) Nine Months Ended ___August 31, 1999_____ (In Thousands, Except Per Share Data)
Total revenues	$ 288,233
Net income	31,247
Basic income per share	0.59
Diluted income per share	0.59

3.              Long-Term Debt

Long-term debt consists of the following (in thousands):

	November 30, 1999	August 31, 2000
Senior Notes, net of discount of $338 and $286	$ 224,662	$ 224,714
Credit facilities	169,500	153,500
TIF bond debt service funding commitment, net of discount of $1,645 and $1,585	69,010	69,070
Term debt	30,000	27,500
Notes payable	5,550	5,550
	498,722	480,334
Less current portion	2,655	4,155
	$ 496,067	$ 476,179

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

In December, 1999, the Company's revolving credit facility ("Credit Facility") was increased from $200 million to $250 million. The Credit Facility matures on March 31, 2004, and accrues interest at LIBOR plus 50 -100 basis points. At August 31, 2000, the Company had borrowings of $140 million under the Credit Facility, which related to the financing of the Company's December 1999 Richmond acquisition (See Note 2). The Credit Facility contains various restrictive covenants.

In May 2000, the Company’s Miami subsidiary amended its credit agreement for a $20 million credit facility (“Miami Credit Facility”) and a $27.5 million term loan (“Term Loan”). The Miami Credit Facility and Term Loan are guaranteed by the Company and have the same interest terms and restrictive covenants as the Company’s Credit Facility. The Miami Credit Facility will be automatically reduced to $15 million on December 31, 2002 and will   mature on December 31, 2004. At August 31, 2000, the Company had borrowings of $13.5 million under the Miami Credit Facility. The Term Loan is payable in annual installments which range from $4.0 million to $7.0 million. The Company has an interest rate swap agreement that effectively fixes the floating rate on the outstanding balance under the Term Loan at 6.1% through December 31, 2000 and 6.6% for the remainder of the loan period.

In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas ("Unified Government"), issued approximately $71.3 million in taxable special obligation revenue ("TIF") bonds and approximately $24.3 million in sales tax special obligation revenue ("STAR") bonds, in connection with the financing of construction of the speedway in Kansas. The net proceeds were deposited into separate interest-bearing trust accounts. The STAR bonds will be retired with state and local taxes generated within the project’s boundaries and are not an obligation of the Company. The TIF bonds are comprised of a $21.6 million, 6.15% term bond due December 1, 2017 and a $49.7 million, 6.75% term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly-owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation. The bond financing documents contain various restrictive covenants.   The Company has agreed to guarantee KSC’s Funding Commitment until certain financial conditions have been met.

Simultaneous with the issuance of the STAR and TIF bonds, KSC deposited into a trust account the unexpended portion of its initial $77.9 million equity commitment to the Kansas project. The unexpended portions of the TIF bond proceeds and KSC’s equity contribution are classified as restricted investments on the Company’s balance sheet. The funds held in trust have been invested in a guaranteed investment contract earning an interest rate of approximately 4.75% with a maturity date of April 2001.

Total interest incurred by the Company was approximately $1.6 million and $7.4 million for the three months ended August 31, 1999 and 2000, respectively, and $2.5 million and $23.3 million for the nine months ended August 31, 1999 and 2000, respectively. Total interest capitalized for the three months ended August 31, 1999 and 2000 was approximately $858,000 and $2.3 million, respectively, and $1.8 million and $5.6 million for the nine months ended August 31, 1999 and 2000, respectively.

Financing costs of approximately $11.0 million, net of accumulated amortization, have been deferred and are included in other assets at August 31, 2000. These costs are being amortized on an effective yield method over the life of the related financing.

4.             Related Party Disclosures and Transactions

All of the racing events that take place during the Company's fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association ("AHRMA"), the American Motorcyclist Association ("AMA"), the Automobile Racing Club of America ("ARCA"), the Championship Cup Series ("CCS"), Championship Auto Racing Teams ("CART"), the Federation Internationale de l'Automobile ("FIA"), the Grand American Road Racing Association ("GARRA"), the Federation Internationale Motocycliste ("FIM"), Historic Sportscar Racing ("HSR"), the International Race of Champions ("IROC"), the Indy Racing League ("IRL"), the National Association for Stock Car Auto Racing, Inc. ("NASCAR"), the Sports Car Club of America ("SCCA"), the Sportscar Vintage Racing Association ("SVRA"), the United States Auto Club ("USAC"), and the World Karting Association ("WKA"). NASCAR, which sanctions some of the Company's principal racing events, is a member of the France Family Group which controls in excess of 60% of the combined voting power of the outstanding stock of the Company and some members of which serve as directors and officers. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors totaled approximately $8.8 million and $24.2 million for the three- and nine-month periods ended August 31, 1999, respectively, and approximately $11.1 million and $37.9 million for the three- and nine-month periods ended August 31, 2000, respectively.

5.              Legal Proceedings

Souvenir Litigation

As described below, the Company and certain subsidiaries were parties to legal proceedings alleging price-fixing activities in connection with the sale of souvenirs and merchandise which have been settled, the settlements have been given final approval by the courts and final orders have been entered in the legal proceedings on August 25, 2000. These matters are collectively referred to as the Souvenir Litigation.

The Company's indirect corporate subsidiary, Americrown Service Corporation ("Americrown"), was the sole defendant in a class action proceeding in the Circuit Court of Talladega County, Alabama which was filed in October 1996. A class consisting of persons who purchased racing souvenirs at Talladega Superspeedway since September 1992 was certified by the court on July 30, 1998. That suit sought to recover at least $500 for each member of the class but did not otherwise seek to recover compensatory or punitive damages or statutory attorneys' fees. In March 1997, two purported class action companion lawsuits were filed in the United States District Court, Northern District of Georgia, against the Company, Americrown, and a number of other persons (including Motorsports International Corp. ("Motorsports International"), previously a subsidiary of PMI which was acquired by the Company in the PMI Acquisition). Both suits sought damages and injunctive relief on behalf of all persons who purchased souvenirs or merchandise from certain vendors at any NASCAR Winston Cup race or supporting event in the United States since 1991.

Recently Americrown, Motorsports International and the Company entered into Settlement Agreements to completely settle the Souvenir Litigation, without any admission of wrongdoing on their part. Under the terms of the Settlement Agreements (which were given final approval by the respective courts on August 25, 2000) the Company, Americrown and Motorsports International have paid approximately $4.6 million in cash and agreed to redeem $6 million in souvenir merchandise discount coupons to settle with classes which encompass all purchasers of souvenirs and merchandise at NASCAR Winston Cup events during the period from January 1, 1991 to August 25, 2000. In the third quarter of fiscal 1999 the Company accrued approximately $2.8 million representing Americrown's cash portion of the proposed Souvenir Litigation settlement. The remaining $1.8 million is attributable to Motorsports International and was recorded as a part of the PMI merger purchase price. The effects of the discount coupon program will be recognized in future periods as coupons are redeemed. The cash payments have already been remitted.

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

On April 25, 2000, jurors in the North Carolina Speedway Dissenter’s Action case returned a verdict upon which a judgment was entered which entitled the dissenting shareholders to $23.47 per share, an amount $3.86 to $6.70 higher than the original consideration. The financial statements for the fiscal 2000 second quarter included an accrual of approximately $5.5 million, representing the judgment and related interest, amounts due to non-dissenting former shareholders and related legal fees.  In June 2000, substantially all of the amounts related to this judgment were paid by the Company.

6.             Long-Term Incentive Plans

On April 1, 1999 and 2000, a total of 19,633 and 44,017 restricted shares of the Company’s Class A Common Stock, respectively, were awarded to certain officers and managers under the Company’s Long-Term Incentive Plan (the "1996 Plan"). The market value of shares awarded amounted to approximately $1.0 million and $2.0 million, respectively, which has been recorded as Unearned compensation - restricted stock, and is shown as a separate component of Shareholders’ Equity in the accompanying condensed consolidated balance sheets. The unearned compensation is being amortized over the vesting period of the shares. The total expense for restricted stock awards charged against operations during the nine months ended August 31, 1999, and 2000 was approximately $798,000 and $843,000, respectively.

On April 5, 2000, a total of 11,030 options to purchase the Company’s Class A Common Stock, at an exercise price of $44.50 per share, were granted under the 1996 plan to certain non-employee Directors for their services as Directors. These options do not become exercisable until April 5, 2001, and expire on April 5, 2010.

7.              Segment Reporting

The following table provides segment reporting of the Company for the three- and nine-month periods ended August 31, 1999 and 2000:

	Three Months ended		Nine Months ended
	August 31, 1999	August 31, 2000	August 31, 1999	August 31, 2000
(In Thousands)
Revenues:
Motorsports Events	$ 55,220	$ 91,656	$ 171,161	$ 282,309
All Other	11,854	17,014	25,753	40,099
Total	$ 67,074	$ 108,670	$ 196,914	$ 322,408

Operating Income:
Motorsports Events	$ 14,892	$ 25,516	$ 63,213	$ 81,358
All Other	1,930	1,969	3,429	3,544
Total	$ 16,822	$ 27,485	$ 66,642	$ 84,902

	As of
	November 30, 1999	August 31, 2000
	(In Thousands)
Total Assets:
Motorsports Events	$1,547,510	$1,616,293
All Other	51,617	49,224
Total	$1,599,127	$1,665,517

Intersegment revenues were approximately $ 848,000 and $1.5 million for the three months ended August 31, 1999 and 2000, respectively, and $2.8 million and $4.9 million for the nine months ended August 31, 1999 and 2000, respectively.

8.             Condensed Consolidating Financial Statements

The following tables present the required condensed consolidating financial information for the Company and its subsidiary guarantors and non-guarantors.  During the nine-months ending August 31,2000, certain operations of the Company were segregated into wholly-owned guarantor subsidiaries of the Company.  As a result, the financial position, results of operations and cash flows of the Company in relation to its wholly-owned guarantor subsidiaries are not comparable on a period-to-period basis.

Included are condensed consolidating balance sheets as of August 31, 2000 and November 30, 1999, the condensed consolidating statements of income for the three- and nine-month periods ended August 31, 2000 and 1999, and the condensed consolidating statements of cash flows for the nine-month periods ended August 31, 2000 and 1999 of: (a) the Parent; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate Parent with guarantor and non-guarantor subsidiaries; and (e) the Company on a consolidated basis.

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidating Balance Sheet
August 31, 2000
(Unaudited)
	PARENT COMPANY	COMBINED GUARANTOR SUBSIDIARIES	COMBINED NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$ 13,969	$ 34,100	$ 1,426	$ -	$ 49,495
Receivables, net	224	56,870	1,744	(29,019)	29,819
Other current assets	42	19,973	1,605	-	21,620
Total Current Assets	14,235	110,943	4,775	(29,019)	100,934
Property and Equipment, net	120,526	497,738	139,441	-	757,705
Other Assets:
Investment in subsidiaries	1,456,565	23,098	-	(1,479,663)	-
Intercompany notes receivable	34,747	343,779	-	(378,526)	-
Equity investments	-	28,160	-	-	28,160
Goodwill	-	671,652	31,222	-	702,874
Restricted investments	-	-	50,835	-	50,835
Other	12,328	5,931	6,750	-	25,009
	1,503,640	1,072,620	88,807	(1,858,189)	806,878
Total Assets	$ 1,638,401	$ 1,681,301	$ 233,023	$ (1,887,208)	$ 1,665,517
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and other current liabilities	$ 12,470	$ 21,400	$ 6,839	$ (3,611)	$ 37,098
Deferred income	-	113,506	16,972	-	130,478
Total Current Liabilities	12,470	134,906	23,811	(3,611)	167,576
Long-Term Debt	692,401	7,742	151,189	(375,153)	476,179
Deferred Income Taxes	36,598	35,715	2,334	-	74,647
Long-Term Deferred Income	-	-	11,882	-	11,882
Minority Interest	-	-	2,514	-	2,514
Commitments and Contingencies	-	-	-	-	-
Shareholders' Equity:
Class A Common Stock	235	-	-	-	235
Class B Common Stock	297	-	-	-	297
Additional paid-in capital	690,114	-	-	-	690,114
Intercompany capital	-	1,359,626	18,930	(1,378,556)	-
Retained earnings	209,235	143,312	22,363	(129,888)	245,022
	899,881	1,502,938	41,293	(1,508,444)	935,668
Less: Unearned compensation – restricted stock	2,949	-	-	-	2,949
Total Shareholders' Equity	896,932	1,502,938	41,293	(1,508,444)	932,719
Total Liabilities and Shareholders’ Equity	$ 1,638,401	$ 1,681,301	$ 233,023	$ (1,887,208)	$ 1,665,517

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidating Balance Sheet
November 30, 1999
	PARENT COMPANY	COMBINED GUARANTOR SUBSIDIARIES	COMBINED NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$ 11,768	$ 25,120	$ 923	$ -	$ 37,811
Short-term investments	690	-	-	-	690
Receivables, net	17,747	8,075	1,718	(12,228)	15,312
Other current assets	8,258	857	2,047	-	11,162
Total Current Assets	38,463	34,052	4,688	(12,228)	64,975
Property and Equipment, net	174,726	377,107	105,849	-	657,682
Other Assets:
Investment in Subsidiaries	925,834	2,662	-	(928,496)	-
Equity investments	-	17,423	-	-	17,423
Goodwill	-	510,635	31,948	-	542,583
Restricted investments	215,250	-	80,679	-	295,929
Other	13,172	1,132	6,231	-	20,535
	1,154,256	531,852	118,858	(928,496)	876,470
Total Assets	$ 1,367,445	$ 943,011	$ 229,395	$ (940,724)	$ 1,599,127
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and other current liabilities	$ 14,102	$ 31,317	$ 6,634	$ (12,300)	$ 39,753
Deferred income	66,068	9,504	1,547	-	77,119
Total Current Liabilities	80,170	40,821	8,181	(12,300)	116,872
Long-Term Debt	384,662	90,300	157,784	(136,679)	496,067
Deferred Income Taxes	34,743	38,320	(772)	-	72,291
Long-Term Deferred Income	-	-	8,376	-	8,376
Minority Interest	-	-	3,051	-	3,051
Commitments and Contingencies	-	-	-	-	-
Shareholders' Equity:
Class A Common Stock	229	-	-	-	229
Class B Common Stock	302	-	-	-	302
Additional paid-in capital	687,321	-	-	-	687,321
Intercompany capital	-	737,971	46,196	(784,167)	-
Retained earnings	181,832	35,599	6,579	(7,578)	216,432
	869,684	773,570	52,775	(791,745)	904,284
Less: Unearned compensation – restricted stock	1,814	-	-	-	1,814
Total Shareholders' Equity	867,870	773,570	52,775	(791,745)	902,470
Total Liabilities and Shareholders' Equity	$ 1,367,445	$ 943,011	$ 229,395	$ (940,724)	$ 1,599,127

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidating Statement of Income
For The Three Months Ended August 31, 2000
(Unaudited)
	PARENT COMPANY	COMBINED GUARANTOR SUBSIDIARIES	COMBINED NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
	(In Thousands)
Revenues:
Admissions, net	$ -	$49,625	$ -	$ (10)	$ 49,615
Motorsports related income	-	37,073	497	(635)	36,935
Food, beverage and merchandise income	-	22,687	4	(2,987)	19,704
Other income	-	3,660	18	(2,757)	921
Total revenues	-	113,045	519	(6,389)	107,175
Expenses:
Direct Expenses:
Prize and point fund monies and NASCAR sanction fees	-	14,171	-	-	14,171
Motorsports related expenses	12	22,574	435	(1,641)	21,380
Food, beverage and merchandise expenses	-	15,814	-	(3,567)	12,247
General and administrative expenses	5,654	12,474	2,328	(1,181)	19,275
Depreciation and amortization	358	11,624	635	-	12,617
Total expenses	6,024	76,657	3,398	(6,389)	79,690
Operating (loss) income	(6,024)	36,388	(2,879)	-	27,485
Interest income	412	26,516	819	(26,304)	1,443
Interest expense	(11,999)	(19,687)	(2,024)	26,304	(7,406)
Equity in net income from equity investments	-	477	-	-	477
Minority interest	-	-	238	-	238
North Carolina Speedway litigation	-	-	-	-	-
(Loss) income before income taxes	(17,611)	43,694	(3,846)	-	22,237
Income taxes	8,758	684	12	-	9,454
Net (loss) income	$ (26,369)	$43,010	$ (3,858)	$ -	$ 12,783

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidating Statement Of Income
For The Three Months Ended August 31, 1999
(Unaudited)
	PARENT COMPANY	COMBINED GUARANTOR SUBSIDIARIES	COMBINED NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
			(In Thousands)
Revenues:
Admissions, net	$ 14,631	$ 17,228	$ -	$ (2)	$ 31,857
Motorsports related income	11,072	11,603	85	(404)	22,356
Food, beverage and merchandise income	1,758	11,207	-	(1,365)	11,600
Other income	362	1,219	4	(1,172)	413
Total revenues	27,823	41,257	89	(2,943)	66,226
Expenses:
Direct Expenses:
Prize and point fund monies and NASCAR sanction fees	2,754	6,049	-	-	8,803
Motorsports related expenses	7,009	4,667	40	(758)	10,958
Food, beverage and merchandise expenses	514	7,965	-	(1,849)	6,630
General and administrative expenses	7,241	8,885	818	(336)	16,608
Depreciation and amortization	2,700	3,471	234	-	6,405
Total expenses	20,218	31,037	1,092	(2,943)	49,404
Operating income (loss)	7,605	10,220	(1,003)	-	16,822
Interest income	2,437	201	1,201	(1,769)	2,070
Interest expense	(999)	(1,151)	(1,205)	1,769	(1,586)
Equity in net loss from equity investments	-	(1,006)	-	-	(1,006)
Minority interest	-	-	77	-	77
Income (loss) before income taxes	9,043	8,264	(930)	-	16,377
Income taxes (benefit)	1,961	5,052	(271)	-	6,742
Net income (loss)	$ 7,082	$ 3,212	$ (659)	$ -	$ 9,635

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidating Statement Of Income
For The Nine Months Ended August 31, 2000
(Unaudited)
	PARENT COMPANY	COMBINED GUARANTOR SUBSIDIARIES	COMBINED NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
	(In Thousands)
Revenues:
Admissions, net	$ -	$138,902	$ 2,391	$ (20)	$141,273
Motorsports related income	-	118,422	5,470	(2,964)	120,928
Food, beverage and merchandise income	-	61,765	384	(9,971)	52,178
Other income	-	12,005	105	(8,971)	3,139
Total revenues	-	331,094	8,350	(21,926)	317,518
Expenses:
Direct Expenses:
Prize and point fund monies and NASCAR sanction fees	-	47,694	655	-	48,349
Motorsports related expenses	(220)	61,719	4,950	(6,317)	60,132
Food, beverage and merchandise expenses	-	42,838	-	(12,536)	30,302
General and administrative expenses	14,991	38,587	5,404	(3,073)	55,909
Depreciation and amortization	946	34,926	2,052	-	37,924
Total expenses	15,717	225,764	13,061	(21,926)	232,616
Operating (loss) income	(15,717)	105,330	(4,711)	-	84,902
Interest income	40,098	50,674	2,619	(88,530)	4,861
Interest expense	(26,287)	(32,015)	(5,064)	40,030	(23,336)
Equity in net loss from equity investments	-	(552)	-	-	(552)
Minority interest	-	-	537	-	537
North Carolina Speedway litigation	-	(5,523)	-	-	(5,523)
(Loss) income before income taxes	(1,906)	117,914	(6,619)	(48,500)	60,889
Income taxes	26,320	1,596	371	-	28,287
Net (loss) income	$ (28,226)	$ 116,318	$(6,990)	$ (48,500)	$32,602

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidating Statement Of Income
For The Nine Months Ended August 31, 1999
(Unaudited)
	PARENT COMPANY	COMBINED GUARANTOR SUBSIDIARIES	COMBINED NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
			(In Thousands)
Revenues:
Admissions, net	$ 66,923	$ 23,227	$ -	$ (14)	$ 90,136
Motorsports related income	55,941	18,744	85	(1,965)	72,805
Food, beverage and merchandise income	7,754	28,350	-	(6,191)	29,913
Other income	1,039	4,730	4	(4,530)	1,243
Total revenues	131,657	75,051	89	(12,700)	194,097
Expenses:
Direct Expenses:
Prize and point fund monies and NASCAR sanction fees	18,727	9,525	-	-	28,252
Motorsports related expenses	25,644	10,229	58	(3,473)	32,458
Food, beverage and merchandise expenses	1,990	22,198	-	(8,193)	15,995
General and administrative expenses	21,777	14,840	1,231	(1,034)	36,814
Depreciation and amortization	7,592	6,110	234	-	13,936
Total expenses	75,730	62,902	1,523	(12,700)	127,455
Operating income (loss)	55,927	12,149	(1,434)	-	66,642
Interest income	8,186	471	3,084	(4,958)	6,783
Interest expense	(999)	(3,337)	(3,133)	4,958	(2,511)
Equity in net loss from equity investments	-	(1,472)	-	-	(1,472)
Minority interest	-	-	77	-	-
Income (loss) before income taxes	63,114	7,811	(1,406)	-	69,519
Income taxes (benefit)	21,954	5,475	(328)	-	27,101
Net income (loss)	$ 41,160	$ 2,336	$ (1,078)	$ -	$ 42,418

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidating Statement of Cash Flows
For The Nine Months Ended August 31, 2000
(Unaudited)
	PARENT COMPANY	COMBINED GUARANTOR SUBSIDIARIES	COMBINED NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
	(In Thousands)
OPERATING ACTIVITIES
Net (loss) income	$ (28,226)	$ 116,318	$ (6,990)	$(48,500)	$32,602
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,012	34,926	2,052	-	38,990
Amortization of unearned compensation	843	-	-	-	843
Deferred income taxes	2,486	1,743	3,106	-	7,335
Undistributed loss from equity investment	-	552	-	-	552
Minority interest	-	-	(537)	-	(537)
Changes in operating assets and liabilities:
Receivables, net	10,051	(41,320)	(26)	16,791	(14,504)
Inventories, prepaid expenses and other assets	-	(10,840)	442	-	(10,398)
Accounts payable and other current liabilities	8,853	(20,979)	(1,295)	8,689	(4,732)
Deferred income	-	37,363	18,931	-	56,294
Net cash (used in) provided by operating activities	(3,981)	117,763	15,683	(23,020)	106,445
INVESTING ACTIVITIES
Change in short-term investments, net	690	-	-	-	690
Capital expenditures	(8,256)	(42,407)	(34,677)	-	(85,340)
Acquisition, net of cash acquired	(215,627)	-	-	-	(215,627)
Equity investments	-	(11,289)	-	-	(11,289)
Advances to affiliate	-	(4,313)	-	-	(4,313)
Change in restricted investments, net	215,250	-	29,844	-	245,094
Intercompany investing, net	38,676	(50,549)	(11,147)	23,020	-
Other, net	118	(208)	(700)	-	(790)
Net cash provided by (used in) investing activities	30,851	(108,766)	(16,680)	23,020	(71,575)
FINANCING ACTIVITIES
Net (payments) draws under credit facilities	(20,000)	-	4,000	-	(16,000)
Payment of long-term debt	-	-	(2,500)	-	(2,500)
Reacquisition of previously issued common stock	(1,178)	-	-	-	(1,178)
Cash dividends paid	(3,188)	-	-	-	(3,188)
Other	(303)	(17)	-	-	(320)
Net cash (used in) provided by financing activities	(24,669)	(17)	1,500	-	(23,186)
Net increase in cash and cash equivalents	2,201	8,980	503	-	11,684
Cash and cash equivalents at beginning of period	11,768	25,120	923	-	37,811
Cash and cash equivalents at end of period	$ 13,969	$34,100	$ 1,426	$ -	$ 49,495

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended August 31, 1999
(Unaudited)

	PARENT COMPANY	COMBINED GUARANTOR SUBSIDIARIES	COMBINED NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
	(In Thousands)
OPERATING ACTIVITIES
Net income (loss)	$ 41,160	$ 2,336	$ (1,078)	$ -	$ 42,418
Adjustments to reconcile net income (loss) to net cash provided by (used in ) operating activities:
Depreciation and amortization	7,626	6,110	234	-	13,970
Amortization of unearned compensation	798	-	-	-	798
Deferred income taxes	9,700	(4,511)	(119)	-	5,070
Undistributed loss from equity investment	-	1,472	-	-	1,472
Minority interest	-	-	(77)	-	(77)
Changes in operating assets and liabilities:
Receivables, net	(6,444)	(8,707)	(16)	9,170	(5,997)
Inventories, prepaid expenses and other assets	3,787	(3,074)	(2,209)	-	(1,496)
Accounts payable and other current liabilities	(11,136)	20,155	1,740	(9,267)	1,492
Deferred income	1,746	2,688	7,938	-	12,372
Net cash provided by (used in) operating activities	47,237	16,469	6,413	(97)	70,022
INVESTING ACTIVITIES
Change in short-term investments, net	53,946	-	-	-	53,946
Capital expenditures	(25,562)	(23,180)	(26,645)	-	(75,387)
Acquisition, net of cash acquired	(134,274)	-	-	-	(134,274)
Equity investments	-	(11,038)	-	-	(11,038)
Change in restricted investments, net	53,500	-	(96,246)	-	(42,746)
Intercompany investing, net	(157,490)	104,276	53,117	97	-
Other, net	196	(313)	(2)	-	(119)
Net cash (used in) provided by investing activities	(209,684)	69,745	(69,776)	97	(209,618)
FINANCING ACTIVITIES
Payment of long-term debt	-	(74,876)	-	-	(74,876)
Proceeds from long-term debt	176,000	-	64,174	-	240,174
Reacquisition of previously issued common stock	(1,110)	-	-	-	(1,110)
Cash dividends paid	(2,586)	-	-	-	(2,586)
Other	(1,572)	-	-	-	(1,572)
Net cash provided by (used in ) financing activities	170,732	(74,876)	64,174	-	160,030
Net increase in cash and cash equivalents	8,285	11,338	811	-	20,434
Cash and cash equivalents at beginning of period	27,000	11,543	133	-	38,676
Cash and cash equivalents at end of period	$ 35,285	$ 22,881	$ 944	$ -	$ 59,110

PART I.       FINANCIAL INFORMATION

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

General

The Company derives revenues primarily from (i) admissions to racing events and motorsports activities held at its facilities, (ii) revenue generated in conjunction with or as a result of motorsports events conducted at its facilities, and (iii) catering, concession and merchandising services during or as a result of such events and activities.

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

The following table sets forth, for each of the indicated periods, certain selected income statement data as a percentage of total revenues:

	Three Months ended August 31,		Nine Months Ended August 31,
	1999 (Unaudited)	2000 (Unaudited)	1999 (Unaudited)	2000 (Unaudited)
Revenues:
Admissions, net	48.1%	46.3%	46.4%	44.5%
Motorsports related income	33.8	34.4	37.5	38.1
Food, beverage and merchandise income	17.5	18.4	15.4	16.4
Other income	0.6	0.9	0.7	1.0
Total revenues	100.0%	100.0%	100.0%	100.0%

Expenses:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	13.3	13.2	14.6	15.2
Motorsports related expenses	16.5	20.0	16.7	19.0
Food, beverage and merchandise expenses	10.0	11.4	8.2	9.6
General and administrative expenses	25.1	18.0	19.0	17.6
Depreciation and amortization	9.7	11.8	7.2	11.9
Total expenses	74.6	74.4	65.7	73.3

Operating income	25.4	25.6	34.3	26.7
Interest income	3.1	1.4	3.5	1.5
Interest expense	(2.4)	(6.9)	(1.3)	(7.3)
Equity in net (loss) income from equity investments	(1.5)	0.5	(0.8)	(0.2)
Minority interest	0.1	0.2	0.1	0.2
North Carolina Speedway litigation	-	-	-	(1.7)
Income before income taxes	24.7	20.8	35.8	19.2
Income taxes	10.1	8.9	13.9	8.9
Net income	14.6%	11.9%	21.9%	10.3%

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

On July 26, 1999, the Company acquired the approximately 88% interest it did not already own in Penske Motorsports, Inc. ("PMI"). Motorsports facilities acquired in the transaction include Michigan International Speedway in Brooklyn, Michigan (“Michigan”); Nazareth Speedway in Nazareth, Pennsylvania; California Speedway in San Bernardino County, California; and North Carolina Speedway in Rockingham, North Carolina. The Company also acquired PMI’s 45% interest in Homestead-Miami Speedway, LLC ("Miami"), bringing the Company’s ownership in the operations of that facility to 90%, as well as other PMI merchandising subsidiaries. In addition, on December 1, 1999 the Company acquired Richmond International Raceway ("Richmond") which is located ten miles from downtown Richmond, Virginia (See "Acquisition" under Liquidity and Capital Resources). The Company currently operates 11 major motorsports facilities across the United States with more than 900,000 seats and 400 suites.

In addition to the incremental operating expenses and depreciation and amortization resulting from these transactions, the acquisitions of PMI and Richmond resulted in the inclusion of the following additional events during the nine months ended August 31, 2000 as compared to the same period of the prior year; four NASCAR Winston Cup Series events (one of which was conducted during the Company’s third fiscal quarter), four NASCAR Busch Series, Grand National Division events (one of which was conducted during the Company’s third fiscal quarter), three NASCAR Craftsman Truck Series events (two of which were conducted during the Company’s third fiscal quarter),  and three Championship Auto Racing Teams (“CART”) FedEx Championship Series events (one of which was conducted during the Company’s third fiscal quarter).  As a result of these incremental revenues and expenses and the addition of a NASCAR Craftsman Truck Series event at Daytona International Speedway (“Daytona”) during the Company’s first fiscal quarter, the Company’s results of operations, as well as the margins of certain expenses in relation to certain revenues, are not comparable on a period-to-period basis.

In May 2000, NASCAR and the Indy Racing League ("IRL") announced that both the Kansas and Chicagoland speedways were awarded three major events for their inaugural seasons in 2001.   Both facilities will host a NASCAR Winston Cup Series event, NASCAR Busch Series, Grand National Division event and an Indy Racing Northern Light Series event.   In June 2000, IRL announced additional Indy Racing Northern Light Series events to be hosted by Miami as well as Richmond starting in 2001.   Separately, CART announced its CART FedEx Championship Series would not return to Miami in 2001.  More recently, the Company announced that the Kansas speedway and Darlington Raceway were awarded NASCAR Craftsman Truck Series events for the 2001 season and that, due to scheduling conflicts, the NASCAR Craftsman Truck Series event at Michigan will be removed from its 2001 schedule.  As a result of these changes the fiscal 2000 and 2001 quarters will not necessarily be comparable on a period-to-period basis.

Comparison of the results for the three and nine months ended August 31, 2000 to the results for the three and nine months ended August 31, 1999.

Admissions revenue increased approximately $17.8 million, or 55.7%, for the three months ended August 31, 2000, as compared to the three months ended August 31, 1999.  Over three-quarters of the increase is a result of the events conducted at the Company’s newly acquired facilities during the period in which there were no comparable events in the prior year.  The remaining increase is attributable to the increased seating capacity and attendance for the August 2000 NASCAR Winston Cup Series event at Michigan and, to a lesser extent, an increase in the weighted average price of tickets sold for the August 2000 events conducted at Michigan and the Pepsi 400 at Daytona.

Admissions revenue increased approximately $51.1 million, or 56.7%, for the nine months ended August 31, 2000, as compared to the nine months ended August 31, 1999.  Over three-quarters of the increase is a result of the events conducted at the Company’s newly acquired facilities during the period in which there were no comparable events in the prior year.  The remaining increase is primarily attributable to an increase in seating capacity and attendance, as well as an increase in the weighted average price of tickets sold for the Speedweeks events at Daytona and events conducted at Talladega Superspeedway (“Talladega”) and Michigan.  To a lesser extent, a higher weighted average price of tickets sold for the Pepsi 400 at Daytona contributed to the increase.

Motorsports related income increased approximately $14.6 million, or 65.2%, for the three months ended August 31, 2000, as compared to the three months ended August 31, 1999.  Approximately three-quarters of the increase is a result of the events conducted at the Company’s newly acquired facilities during the period in which there were no comparable events in the prior year.  The remaining increase is attributable to increases in television broadcast rights fees for events conducted at Watkins Glen International (“Watkins Glen”), Daytona  and Michigan and, to a lesser extent, sponsorship fees, advertising and luxury suite and hospitality rentals at events conducted at Daytona and Michigan.

Motorsports related income increased approximately $48.1 million, or 66.1%, for the nine months ended August 31, 2000, as compared to the nine months ended August 31, 1999.  Approximately three-quarters of the increase is a result of the events conducted at the Company’s newly acquired facilities during the period in which there were no comparable events in the prior  year.  The remaining increase is primarily attributable to increased television broadcast rights fees, sponsorships and expanded luxury suite and hospitality facilities for the Speedweeks events at Daytona and, to a lesser extent, events at the Company’s other facilities.

Food, beverage and merchandise income increased approximately $8.1 million, or 69.9%, for the three months ended August 31, 2000, as compared to the three months ended August 31, 1999.  Virtually all of the increase is attributable to the sales of racing tires, accessories and other merchandise by subsidiaries acquired from PMI as well as food, beverage and merchandise operations for events at the Company ’s newly acquired facilities during the period in which there were no comparable events in the prior year.

Food, beverage and merchandise income increased approximately $22.3 million, or 74.4%, for the nine months ended August 31, 2000, as compared to the nine months ended August 31, 1999.  Over three-quarters of the increase is attributable to the sales of racing tires, accessories and other merchandise by subsidiaries acquired from PMI as well as food, beverage and merchandise operations for events at the Company’s newly acquired facilities during the period in which there were no comparable events in the prior year.  Increased attendance and seating capacity for Speedweeks at Daytona and, to a lesser extent, events at the Company’s other facilities contributed to the remaining increase.

Other income increased approximately $508,000, or 123.0%, and $1.9 million, or 152.5%, for the three months and nine months ended August 31, 2000, respectively, as compared to the same period of the prior year.  The increase is primarily attributable to rental income from the Company’s newly acquired facilities.

Prize and point fund monies and NASCAR sanction fees increased approximately $5.4 million, or 61.0%, for the three months ended August 31, 2000, as compared to the three months ended August 31, 1999.  Over three-quarters of the increase is related to events conducted at the Company’s newly acquired facilities during the period in which there were no comparable expenses in the prior year.  The remaining increase is primarily attributable to the increased television broadcast rights fees for events conducted at Watkins Glen, Daytona and the August events at Michigan as standard NASCAR sanctioning agreements require that a specified percentage of broadcast rights fees be paid as part of prize money.

Prize and point fund monies and NASCAR sanction fees increased approximately $20.1 million, or 71.1%, for the nine months ended August 31, 2000, as compared to the nine months ended August 31, 1999.  Over three-quarters of this increase was attributable to the events conducted at the Company’s newly acquired facilities during the period in which there were no comparable expenses in the prior year as well as the new NASCAR Craftsman Truck Series event at Daytona.  The remaining increase is primarily attributable to the increased television broadcast rights fees for events held at Daytona, Watkins Glen, Talladega, Darlington and the August events at Michigan.

Motorsports related expenses increased approximately $10.4 million, or 95.1%, for the three months ended August 31, 2000, as compared to the three months ended August 31, 1999.  Approximately three-quarters of the increase is attributable to operating expenses for events conducted at the Company’s newly acquired facilities during the period in which there were no comparable expenses in the prior year, which included the sanction fees for the CART FedEx Championship Series and International Race of Champions (“IROC”) events at Michigan.  The remaining increase is attributable to personnel costs and a variety of other operating costs and fan amenities for the August events at Michigan and events conducted at Daytona and Watkins Glen. Motorsports related expenses as a percentage of combined admissions and motorsports related income increased approximately 4.5% during the three months ended August 31, 2000 as compared to the three months ended August 31, 1999.  This margin decrease was primarily attributable to incremental operating costs and timing of events at the newly acquired facilities as well as the sanction fees included in motorsports related expense for the CART FedEx Championship Series and IROC events at Michigan.  To a lesser extent, increased non-NASCAR sanction fees and operating expenses at the Daytona events contributed to the decrease.

Motorsports related expenses increased approximately $27.7 million, or 85.3%, for the nine months ended August 31, 2000, as compared to the three months ended August 31, 1999.  Over three-quarters of the increase is attributable to operating expenses for events conducted at the Company’s newly acquired facilities during the period in which there were no comparable expenses in the prior year, which included the sanction fees for the CART FedEx Championship Series events at Michigan, Nazareth and Miami and the IROC event at Michigan.  The remaining increase was primarily attributable to personnel costs and a variety of other operating costs and fan amenities for Daytona’s Speedweeks and Pepsi 400 events and, to a lesser extent, events conducted at the Company’s other facilities.  Motorsports related expenses as a percentage of combined admissions and motorsports related income increased approximately 3.0% during the nine months ended August 31, 2000 as compared to the nine months ended August 31, 1999.  This margin decrease is primarily attributable to incremental operating costs and timing of events at the newly acquired facilities as well as the sanction fees included in motorsports related expense for the CART FedEx Championship Series and IROC events discussed above.

Food, beverage and merchandise expense increased approximately $5.6 million, or 84.7%, and $14.3 million, or 89.4%, for the three months and nine months ended August 31, 2000, as compared to the three months and nine months ended August 31, 1999.  Substantially all of the increase is attributable to the product and operating costs related to the sales of racing tires, accessories and other merchandise by subsidiaries acquired in the PMI acquisition.  The remaining increase is primarily attributable to the product and personnel costs for events at the Company’s newly acquired facilities and, to a lesser extent during the nine month period ending August 31, 2000, the Speedweeks events at Daytona.  Food, beverage and merchandise expense as a percentage of food, beverage and merchandise income increased 5.0% and 4.6% during the three months and nine months ended August 31, 2000, as compared to the three months and nine months ended August 31, 1999, respectively.  This margin decrease is primarily attributable to the lower margin activities of certain merchandising subsidiaries acquired in the PMI acquisition.

General and administrative expenses increased approximately $2.7 million, or 16.1%, and $19.1 million, or 51.9%, for the three months and nine months ended August 31, 2000, respectively, as compared to the same periods of the prior year.  General and administrative expenses for the three months and nine months ended August 31, 1999 include a charge of approximately $2.8 million related to the cash portion of the settlement in the Americrown Service Corporation (“Americrown”) souvenir litigation (See “Legal Proceedings”).  Over three-quarters of the increase, after excluding the effects of the prior year charge for the settlement, is due to the general and administrative expenses associated with the Company’s newly acquired operations during the period in which there were no comparable expenses in the prior year.  The remaining increase was due primarily to increased personnel and other costs associated with the ongoing expansion of the Company’ s business, exclusive of such costs associated with the Company’s newly acquired operations.  General and administrative expenses as a percentage of total revenues decreased to 18.0% for the three months ended August 31, 2000, as compared to 25.1% for the three months ended August 31, 1999.  This decrease is primarily attributable to the Americrown souvenir litigation charge in the prior year with the remaining decrease attributable to increased revenues from the newly acquired facilities during the period in which there were no comparable revenues in the prior year.  General and administrative expenses as a percentage of total revenues decreased to 17.6% for the nine months ended August 31, 2000, as compared to 19.0% for the nine months ended August 31, 1999.  This decrease is primarily attributable to the Americrown souvenir litigation charge in the prior year.

Depreciation and amortization expense increased approximately $6.2 million and $24.0 million for the three months and nine months ended August 31, 2000, respectively, as compared to the same periods of the prior year.  This increase was primarily due to the depreciation of assets acquired and amortization of goodwill recorded as a result of the PMI (which included the consolidation of Miami) and Richmond acquisitions during the period in which there were no comparable expenses in the prior year.  The remaining increase was a result of the ongoing expansion of the Company’s facilities.

Interest income decreased by approximately $627,000 and $1.9 million for the three months and nine months ended August 31, 2000, respectively, as compared to the same periods of the prior year.  This decrease is primarily due to lower average investment balances in the current year.

Interest expense increased by approximately $5.8 million and $20.8 million for the three months and nine months ended August 31, 2000, respectively, as compared to the same periods of the prior year.  Interest expense in fiscal 2000 was primarily attributable to interest on the $225 million principal amount of senior notes (“Senior Notes”) issued in October 1999, borrowings under the Company’s credit facilities and term loan arrangements and interest on the Company’s funding commitment related to the taxable special obligation revenue (“TIF”) bonds issued in January 1999 by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) to partially fund the Kansas project, net of capitalized interest (See “Future Liquidity”).  Interest expense during the same period of fiscal 1999 consisted primarily of the borrowings under the Company’s revolving credit facility associated with the July 1999 acquisition of PMI and interest on the Company’s TIF bond funding commitment, net of capitalized interest.

Equity in net income (loss) from equity investments represents the Company’s pro rata share of the current income and losses from its equity investments.  During the three months and nine months ended August 31, 2000, this included the Company’s 50% investment in Motorsports Alliance, LLC (“MSA”), which is engaged in the development of the Chicagoland Speedway (See “Future Liquidity”).  For the three months and nine months ended August 31, 1999, this included the Company’s approximately 12% indirect investment in PMI and its 45% investment in Miami through the date of the PMI acquisition as well as its 50% investment in MSA.

Minority interest consists of the 10% interest in Miami that is not owned by the Company.

The North Carolina Speedway litigation expense represents the final resolution of the North Carolina Speedway dissenter’s action related to PMI’s acquisition of North Carolina Speedway in 1997 and includes the judgment and related interest, amounts due non-dissenting former shareholders and related legal fees.  The after tax impact of this expense was approximately $5.2 million. (See “Legal Proceedings”)

The increase in the Company’s effective income tax rate for the three months ended August 31, 2000, as compared to the same period of the prior year is primarily due to the amortization of non-deductible goodwill created in the PMI acquisition, partially offset by a decrease in the Company’s effective rate for certain state income taxes.  The increase in the effective income tax rate for the nine months ended August 31, 2000, as compared to the same period of the prior year, is primarily due to the amortization of non-deductible goodwill and the non-deductible portion of the North Carolina Speedway litigation incurred in the second quarter of fiscal 2000.  The Company’s effective income tax rate is expected to remain above historical levels primarily due to the amortization of non-deductible goodwill created in the PMI acquisition.

As a result of the foregoing, the Company’s net income increased approximately $3.1 million, or 32.7%, during the three months ended August 31, 2000, and decreased approximately $9.8 million, or 23.1%, during nine months ended August 31, 2000, as compared to the same periods of the prior year.

Liquidity and Capital Resources

General

The Company has historically generated sufficient cash flow from operations to fund its working capital needs and capital expenditures at existing facilities, as well as to pay an annual cash dividend. In addition, the Company has used the proceeds from offerings of its Class A Common Stock and, more recently, the net proceeds from the issuance of Senior Notes, borrowings under its credit facilities and state and local mechanisms to fund acquisitions and development projects. At August 31, 2000 the Company had $225 million principal amount of Senior Notes outstanding, total borrowings of approximately $181.0 million under its credit facilities and term loan arrangements, and a debt service funding commitment of approximately $69.1 million, net of discount, related to the TIF bonds issued by the Unified Government (See "Future Liquidity"). The Company had working capital deficits of approximately $66.6 million and $51.9 million at August 31, 2000 and November 30, 1999, respectively.

Cash Flows

Net cash provided by operating activities was approximately $106.4 million for the nine months ended August 31, 2000, compared to approximately $70.0 million for the nine months ended August 31, 1999.  The difference between the Company’s net income of approximately $32.6 million and the $106.4 million of operating cash flow was primarily attributable to an increase in deferred income of $56.3 million, depreciation and amortization of $37.9 million, deferred income taxes of $7.3 million, an increase in income tax payable of $3.6 million and amortization of financing costs of $1.1 million, partially offset by an increase in receivables of $14.5 million, a combined increase in inventories, prepaid expenses and other current assets of $10.4 million and a decrease in accounts payable and other current liabilities of $8.3 million.

Net cash used in investing activities was approximately $71.6 million for the nine months ended August 31, 2000, compared to $209.6 million for the nine months ended August 31, 1999. The Company's use of cash for investing activities reflects $215.6 million for the Company’s acquisition of Richmond, $85.3 million in capital expenditures and $15.6 million to increase the Company's investment in and advances to the Chicago project, partially offset by a $245.1 million decrease in restricted investments related to the Richmond acquisition and the project in Kansas. (See "Capital Expenditures" and “Future Liquidity”)

Net cash used in financing activities was approximately $23.2 million for the nine months ended August 31, 2000, compared to net cash provided of approximately $160.0 million for the nine months ended August 31, 1999. The Company's use of cash for financing activities reflects net payments under credit facilities of $16.0 million, $3.2 million in cash dividends paid, $2.5 million in payments of long-term debt and $1.2 million used to reacquire previously issued common stock.

Capital Expenditures

Capital expenditures totaled approximately $85.3 million for the nine months ended August 31, 2000 as compared to $75.4 million for the nine months ended August 31, 1999. Over one-half of these expenditures were related to expenditures at the Company's existing facilities, including increased seating capacity at Michigan, Daytona, Talladega and Richmond, land purchased for expansion of parking capacity and a variety of other improvements. The remaining capital expenditures were primarily related to the construction of the speedway in Kansas.

The Company expects to make approximately $78.1 million of additional capital expenditures for approved projects at its facilities within the next 24 months to increase grandstand seating capacity, acquire land for expansion of parking capacity, construct 36 additional luxury suites at the Kansas facility and for a variety of additional improvements. The Company also expects to spend an additional $10.1 million for 36 additional luxury suites and an additional $5 million for design upgrades at the Kansas facility. The balance of the Company's capital expenditures related to the construction of the Kansas facility will be funded from restricted investments, as discussed below.

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

The purchase price was allocated to the assets and liabilities acquired based upon their fair market values at the acquisition date. The excess of the purchase price over the fair value of the net assets acquired was approximately $169.3 million and was recorded as goodwill, which is being amortized on a straight line basis over 40 years. The amount amortized during the three- and nine-month periods ended August 31, 2000 was approximately $1.1 million and $3.2 million, respectively.

Future Liquidity

In December, 1999, the Company's revolving credit facility ("Credit Facility") was increased from $200 million to $250 million. The Credit Facility matures on March 31, 2004, and accrues interest at LIBOR plus 50-100 basis points. At August 31, 2000, the Company had borrowings of $140 million under the Credit Facility, which related to the financing of the Company's December 1999 Richmond acquisition (See "Acquisition").

In May 2000, the Company’s Miami subsidiary amended its credit agreement for a $20 million credit facility (“Miami Credit Facility”) and a $27.5 million term loan (“Term Loan”). The Miami Credit Facility and Term Loan are guaranteed by the Company and have the same interest terms and restrictive covenants as the Company’s Credit Facility. The Miami Credit Facility will be automatically reduced to $15 million on December 31, 2002 and will mature on December 31, 2004. At August 31, 2000, the Company had borrowings of $13.5 million under the Miami Credit Facility. The Term Loan is payable in annual installments which range from $4.0 million to $7.0 million. The Company has an interest rate swap agreement that effectively fixes the floating rate on the outstanding balance under the Term Loan at 6.1% through December 31, 2000 and 6.6% for the remainder of the loan period.

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

In January 1999, the Unified Government issued approximately $71.3 million in TIF bonds and approximately $24.3 million in sales tax special obligation revenue ("STAR") bonds, in connection with the financing of construction of the speedway in Kansas. The net proceeds were deposited into separate interest-bearing trust accounts. The STAR bonds will be retired with state and local taxes generated within the project’s boundaries and are not an obligation of the Company. The TIF bonds are comprised of a $21.6 million, 6.15% term bond due December 1, 2017 and a $49.7 million, 6.75% term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government, with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly-owned subsidiary, Kansas Speedway Corporation (“KSC”).   KSC granted a mortgage and security interest in the Kansas Project for its Funding Commitment obligation.  In addition, KSC’s initial equity commitment of approximately $77.9 million, along with the net TIF and STAR bond proceeds, were deposited into trustee administered accounts for the benefit of the construction of the Kansas facility.  At August 31, 2000, the unexpended portion of the Company’s equity contribution and TIF bond proceeds recorded as restricted investments totaled approximately $50.8 million.  Subsequent to August 31, 2000, KSC contributed an additional $5.0 million to these restricted funds in connection with the increased commitment to the Kansas facility (See “Capital Expenditures”).

On May 5, 1999, MSA (owned 50% by the Company and 50% by Indianapolis Motor Speedway Corp.) and the owners of Route 66 Raceway, LLC ("Route 66"), formed a new company, Raceway Associates, LLC, ("Raceway Associates") which is owned 75% by MSA and 25% by the former owners of Route 66. As a result of this transaction, Raceway Associates owns the 240 acre Route 66 Raceway motorsports complex located in Joliet, Illinois, approximately 35 miles from downtown Chicago. Raceway Associates also purchased 930 acres adjacent to the existing Route 66 complex on which it is constructing the Chicagoland Speedway, a 1.5 mile oval motor speedway, which will initially accommodate approximately 75,000 spectators. The current estimate for the new superspeedway development is approximately $130 million, $100 million of which will be financed through equity of approximately $50 million from MSA and approximately $50 million in future borrowings by Raceway Associates. The members of MSA have guaranteed up to $50 million in borrowings by Raceway Associates on a pro rata basis until such time as the operations of Raceway Associates meet certain financial criteria. In December 1999 the City of Joliet, Illinois sold approximately $9 million in 6.75% municipal bonds (which are to be repaid by Raceway Associates through property tax assessments over twelve years) to help fund a portion of the project costs that relate to public infrastructure for the speedway development project. It is anticipated that the members of Raceway Associates will fund the additional project costs in excess of $109 million on a pro rata basis during the construction period. In April 2000, the Company approved advances of approximately $6.9 million as its pro-rata portion of MSA’s additional funding commitment to the project. Through August 31, 2000, the Company has contributed approximately $32.4 million to MSA, including $25.0 million which has fulfilled the Company's portion of MSA's $50 million equity commitment, and approximately $3.9 million of the $6.9 million in advances.  At August 31, 2000, Raceway Associates has borrowed approximately $13.1 million for the Chicagoland Speedway construction under its construction and term loan arrangement discussed above, which is currently guaranteed by the members of the MSA.

During fiscal 1999, the Company announced its intention to search for a site for a major motorsports facility in the New York metro area. In January 2000, the Company announced that, through a wholly-owned subsidiary, it had entered into an exclusive agreement with the New Jersey Sports and Exposition Authority to conduct a feasibility study on the development of a motorsports facility at the Meadowlands Sports Complex in New Jersey. The feasibility study covers a period not to exceed twelve months. The Meadowlands Sports Complex, located five miles west of the Lincoln Tunnel, is the site of Giants Stadium, Continental Airlines Arena and Meadowlands Racetrack and is the home of certain professional sports franchises, horse racing, college athletics, concerts and family shows. The Company has not yet determined the feasibility of the Meadowlands (or any other) site, formulated an estimate of the costs to construct a major motorsports facility in the New York metropolitan area, nor established a timetable for completion, or even commencement, of such a project.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the nine months ended August  31, 2000 there have been no material changes in the Company’s market risk exposures.

PART II -               OTHER INFORMATION

Item 1.               Legal Proceedings

The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation is likely to have a material adverse effect on the Company's financial condition or results of operations. In addition to such routine litigation incident to its business, the Company has been a party to the other legal proceedings as described below which were terminated during the nine-months ended August 31, 2000.

Souvenir Litigation

As described below, the Company and certain subsidiaries were parties to legal proceedings alleging price-fixing activities in connection with the sale of souvenirs and merchandise. These matters are collectively referred to as the Souvenir Litigation. While the Company has settled the legal proceedings neither the cost of defending the suits, nor the cost of settlement is covered by insurance.

The Company's indirect corporate subsidiary, Americrown, was the sole defendant in a class action proceeding in the Circuit Court of Talladega County, Alabama which was filed in October 1996. A class consisting of persons who purchased racing souvenirs at Talladega Superspeedway since September 1992 was certified by the court on July 30, 1998. The suit sought to recover at least $500 for each member of the class but did not otherwise seek to recover compensatory or punitive damages or statutory attorneys' fees. Americrown disputed the allegations and defended the action fully and vigorously.

In March 1997, two purported class action companion lawsuits were filed in the United States District Court, Northern District of Georgia, against the Company, Americrown, and a number of other persons (including Motorsports International, previously a subsidiary of PMI which was acquired by the Company in the PMI Acquisition). Both suits sought damages and injunctive relief on behalf of all persons who purchased souvenirs or merchandise from certain vendors at any NASCAR Winston Cup race or supporting event in the United States since 1991. The two suits were consolidated. The Company and Americrown disputed the allegations and defended the actions fully and vigorously.

Recently Americrown, Motorsports International and the Company have entered into Settlement Agreements to completely settle the Souvenir Litigation, without any admission of wrongdoing on their part. Under the terms of the Settlement Agreements the Company, Americrown and Motorsports International paid approximately $4.6 million in cash into a Settlement Fund and have agreed to redeem $6 million in souvenir merchandise discount coupons (the effects of the discount coupon program will be recognized in future periods as coupons are redeemed) to settle with classes which would encompass all purchasers of souvenirs and merchandise at NASCAR Winston Cup events during the period from January 1, 1991 to August 25, 2000. The Settlement Agreements have been approved by the respective courts and final orders ending the litigation were entered on August 25, 2000.

North Carolina Speedway Litigation

As previously reported in the Company’s Report on Form 10-Q for the quarterly period ended May 31, 2000, the North Carolina Speedway Dissenter’s Action case was ended on April 25, 2000, when jurors in the case returned a verdict upon which a judgment was entered which entitled the dissenting shareholders to $23.47 per share, an amount $3.86 to $6.70 higher than the original consideration. The financial statements in that Report on Form 10-Q for the 2000 second quarter included an accrual of approximately $5.5 million, representing the judgment and related interest, amounts due to non-dissenting former shareholders and related legal fees.  In June 2000, substantially all of the amounts related to this judgment were paid by the Company.

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

On October 5, 2000 the Company filed a report on Form 8-K which reported under Item 5. the issuance of an earnings release for the three-months and nine-months ended August 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)
Date:	10/12/2000	/s/ Susan G. Schandel
Susan G. Schandel, Vice President & Chief Financial Officer