Form 10-K405
period 2001-01-30
INTERNATIONAL SPEEDWAY CORP
filed 2001-02-28
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year period ended November 30, 2000.

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

                                                                              Common Stock ‑ $.10 par value

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

[x] Yes             [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.  [x]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 2001 was $1,150,337,325.60 based upon the last reported sale price of the Class A Common Stock on the NASDAQ National Market System on that date and the assumption that all directors and executive officers of the Company, and their families, are affiliates.

At January 31, 2001, there were outstanding:

No shares of Common Stock, $.10 par value per share,

23,923,526  shares of Class A Common Stock, $.01 par value per share, and

29,214,148  shares of Class B Common Stock, $.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE. Certain of the exhibits listed in Part IV are incorporated by reference from the Company=s Registration Statement filed on Form S-4 File No. 333-94085.

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

(III) ALL INFORMATION CONTAINED IN THIS REPORT GIVES EFFECT TO THE ACQUISITIONS OF PENSKE MOTORSPORTS, INC. ("PMI"), CONSUMMATED ON JULY 26, 1999 (THE "PMI ACQUISITION") AND RICHMOND INTERNATIONAL RACEWAY ("RICHMOND") ON DECEMBER 1, 1999 (THE "RICHMOND ACQUISITION"). AND

(IV) ALL REFERENCES TO THE "COMPANY" OR "INTERNATIONAL SPEEDWAY" INTERNATIONAL SPEEDWAY CORPORATION AND CONSOLIDATED SUBSIDIARIES AFTER GIVING EFFECT TO THE PMI AND RICHMOND ACQUISITIONS.

                                                                                                    PART I

ITEM 1.  BUSINESS

GENERAL

International Speedway Corporation, a leading promoter of motorsports activities in the United States, at November 30, 2000, owned and/or operated eleven of the nation's premier motorsports facilities:

     ‑‑ Daytona International Speedway in Florida;

     -- Michigan International Speedway in Michigan;

     -- Talladega Superspeedway in Alabama;

     -- Richmond International Raceway in Virginia;

     -- California Speedway in California;

     -- Phoenix International Raceway in Arizona;

     -- North Carolina Speedway in North Carolina;

     -- Darlington Raceway in South Carolina;

     -- Homestead-Miami Speedway in Florida;

     -- Nazareth Speedway in Pennsylvania; and

     -- Watkins Glen International road course facility in upstate New York.

In 2000 motorsports facilities now owned by the Company promoted well over 100 stock car, sports car, truck, motorcycle and other racing events, including:

     -- 18 NASCAR Winston Cup Series events;

     -- 14 NASCAR Busch Series, Grand National Division events;

     --   8 NASCAR Craftsman Truck Series events;

     --   4 CART FedEx Championship Series events;

     --   1 Indy Racing Northern Light Series events;

     -- the premier sports car endurance event in the United States (the Rolex 24 at Daytona); and

     -- a number of prestigious motorcycle races.

In addition to events sanctioned by the National Association for Stock Car Auto Racing, Inc. ("NASCAR") in fiscal 2000 the Company promoted other stock car, sports car, motorcycle and go‑kart racing events sanctioned by the American Historic Racing Motorcycle Association ("AHRMA"), the American Motorcyclist Association ("AMA"), the Automobile Racing Club of America ("ARCA"), the Championship Auto Racing Teams ("CART"), the Championship Cup Series ("CCS"), the Federation Internationale de l'Automobile ("FIA"), the Federation Internationale Motocycliste ("FIM"), the Grand American Road Racing Association ("GARRA"), Historic Sportscar Racing ("HSR"), the International Race of Champions ("IROC"), the Indy Racing League ("IRL"), the Professional Monster Trucks ("ProMT"), the Sports Car Club of America ("SCCA"), the Sportscar Vintage Racing Association ("SVRA"), the United States Auto Club ("USAC") and the World Karting Association ("WKA").

The Company's operations consist principally of racing events at the Company's eleven premier motorsports facilities, which generate revenue primarily from admissions to racing events, television broadcast rights fees, promotion and sponsorship fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating), advertising revenues, royalties from licenses of the Company's trademarks, track rentals and providing catering, souvenir and food concession services at certain facilities.   The Company also distributes and sells racing tires and accessories, owns and operates Motor Racing Network, Inc. ("MRN") and the DAYTONA USA entertainment complex and produces and markets collectibles and other motorsports merchandise.

THE PMI ACQUISITION

On July 26, 1999, the Company acquired the approximately 88% of PMI it did not already own for approximately $129.8 million in cash and approximately 10.0 million shares of the Company's Class A Common Stock. PMI, a leading promoter and marketer of professional motorsports in the United States, owned and operated Michigan International Speedway, California Speedway, North Carolina Speedway and Nazareth Speedway. Other motorsports interests included a 45% interest in the Homestead‑Miami Speedway near Miami, Florida. Through its subsidiaries, PMI also produced and marketed motorsports‑related merchandise, including apparel, souvenirs and collectibles, and distributed and sold racing tires and accessories in the midwestern and southern regions of the United States. In connection with the PMI Acquisition, the Company obtained a new $300 million senior credit facility ("Credit Facility") to finance a portion of the PMI Acquisition and refinance PMI=s debt.  On October 6, 1999 the Company sold $225 million principal amount of senior notes ("Senior Notes") due 2004 in a private placement.  The unsecured Senior Notes bear interest at 7.875%.  The Company used approximately $176 million of the net proceeds from the Senior Notes transaction to repay the outstanding borrowings under the Credit Facility, which were related to a portion of the cash consideration paid in the PMI Acquisition. Pursuant to the Credit Facility agreement, the size of the Credit Facility was automatically reduced from $300 million to $200 million upon the Company=s receipt of the proceeds from the Senior Notes private placement.  In December 1999, the Company increased the maximum availability under its Credit Facility from $200 million to $250 million.  On March 17, 2000 the Company completed an offer to exchange the Senior Notes issued in the private placement for registered Senior Notes with substantially identical terms.

THE RICHMOND ACQUISITION

On December 1, 1999, the Company acquired Richmond, a 3/4‑mile intermediate speedway located approximately 10 miles from downtown Richmond, Virginia, for approximately $215.6 million. Richmond currently seats approximately 100,000 grandstand spectators and offers luxury accommodations in its 34 suites. Richmond hosts several major NASCAR events annually, including two NASCAR Winston Cup Series events, two NASCAR Busch Series, Grand National events and one NASCAR Craftsman Truck Series event. The Company financed the acquisition through approximately $160.0 million in borrowings under its Credit Facility.  The Company utilized cash resources for the remaining $55.6 million.

INCORPORATION

The Company was incorporated in 1953 under the laws of the State of Florida under the name "Bill France Racing, Inc." and changed its name to "International Speedway Corporation" in 1968. Principal executive offices are located at 1801 West International Speedway Boulevard, Daytona Beach, Florida 32114, and its telephone number is (904) 254‑2700.

OPERATIONS

The Company's operations consist principally of racing events at its eleven premier motorsports facilities which generate revenue primarily from admissions to racing events, television broadcast rights fees, promotion and sponsorship fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating) advertising revenues, royalties from licenses of the Company's trademarks and track rentals.  The Company also conducts, either through operations of the facility or through its wholly-owned subsidiaries Americrown Service Corporation ("Americrown") and Motorsports International Corp. ("Motorsports International"), souvenir merchandising operations at each of its motorsports facilities, food and beverage concession operations at each of its facilities except for those in California, Phoenix and Miami, and provides catering services to corporate customers both in suites and chalets at its Daytona, Talladega, Darlington, Miami and Watkins Glen facilities and in chalets at its Richmond and North Carolina facilities.

Motorsports International also produces and markets motorsports-related merchandise such as apparel, souvenirs and collectibles to retail customers through internet and catalogue sales and trackside operations (unrelated to the souvenir merchandising operations described above) at certain motorsports facilities, including many of those owned and/or operated by the Company, as well as through direct sales to dealers.

The Company's proprietary MRN radio network produces and syndicates NASCAR Winston Cup Series, NASCAR Busch Series, Grand National Division, NASCAR Craftsman Truck Series and other races promoted by the Company and others. MRN also produces daily and weekly NASCAR racing programs.

The Company owns and operates DAYTONA USA‑‑The Ultimate Motorsports Attraction, a motorsports themed‑entertainment complex that includes interactive media, theaters, historical memorabilia and exhibits, tours and riding/driving experiences of Daytona International Speedway.

The Company=s wholly-owned Competition Tire subsidiaries engage in the wholesale and retail sale and distribution of racing tires and accessories for certain types of racing events.  On November 15, 2000, the Company entered into a Stock Purchase Agreement whereby the Company sold its ownership in its Competition Tire subsidiaries.

Approximately $340.7 million, or 77%, of the Company's fiscal 2000 revenues were attributable to NASCAR‑sanctioned races at the Company's facilities, including applicable admissions, hospitality rentals, promotion and sponsorship, television and MRN radio broadcast rights fees, food and beverage concession and catering, souvenir, advertising and other revenues.

The Company's fiscal 2000 revenues that were not attributable to NASCAR‑sanctioned races at the Company's facilities were derived from a number of sources, including (i) admission and hospitality rental revenue from racing events sanctioned by bodies other than NASCAR, (ii) admissions and sponsorship fees attributable to DAYTONA USA, (iii) MRN's revenues from the sale of advertising and rights fees paid by broadcast affiliates with respect to events other than NASCAR‑sanctioned races at the Company's facilities, (iv) Americrown's catering, merchandising and concession revenues for the Company's non‑NASCAR racing events,(v) merchandising, food and beverage revenues from the gift shop and snackbar adjacent to DAYTONA USA, (vi) Motorsports International’s merchandising activities with respect to events other than NASCAR-sanctioned races at the Company’s facilities, (vii) sale of racing tires and accessories with respect to events other than NASCAR-sanctioned races at the Company's facilities, (viii) broadcast and sponsorship fees for such non‑NASCAR racing events, and (ix) other revenues unrelated to racing events such as hangar rentals and gas sales at the Talladega Municipal Airport, facility rental for buildings and land at Richmond used for trade shows and fairs and rental of warehouse and office space in Daytona Beach, Florida.  None of the foregoing non‑NASCAR revenue sources accounted for over 6% of the Company's fiscal 2000 revenues.

Racing events compete not only with other sports and other recreational events scheduled at the same dates, but with other racing events sanctioned by various racing bodies such as NASCAR, IRL, CART, USAC, SCCA, GARRA, ARCA and others. Racing events sanctioned by different organizations are often held on the same dates at separate tracks. Management believes that the type and caliber of promoted racing events, facility location, sight lines, pricing and level of customer conveniences are the principal factors that distinguish various motorsports facilities.

OTHER ACTIVITIES

The Company from time to time uses its track facilities for car shows, auto fairs, vehicle testing and settings for television commercials, print advertisements and motion pictures. For example, Harley Davidson uses Talladega Superspeedway as a test facility for its motorcycles.  The Company also rents "show cars" for promotional events.  Other motorsports interests include the operation of Tucson Raceway Park in Arizona.  The Company also operates Talladega Municipal Airport, which is located adjacent to the Talladega Superspeedway.  The Company rents certain of its warehouse and office space in Daytona Beach, Florida to unrelated parties.  The Richmond facility includes a  fairgrounds complex which operates various non-motorsports related events.

As of November 30, 2000, the Company had approximately 900 full‑time employees. The Company also engages a significant number of temporary personnel to assist during periods of peak attendance at its events. For example, Daytona International Speedway engages over 4,800 persons during Speedweeks, some of whom are volunteers.  None of the Company's employees are represented by a labor union. Management believes that the Company enjoys a good relationship with its employees.

ITEM 2. PROPERTIES

MOTORSPORTS FACILITIES

The following table sets forth certain information relating to each of the Company's principal motorsports facilities as of November 30, 2000:

TRACK NAME	LOCATION

APPROXIMATE

NUMBER OF

		GRANDSTAND SEATS	APPROXIMATE ACREAGE	TRACK LENGTH
Daytona International Speedway	Daytona Beach, Florida	165,000	440	2.5 miles
Michigan International Speedway	Brooklyn, Michigan	136,000	1,180	2.0 miles
Talladega Superspeedway	Talladega, Alabama	138,000	1,435	2.6 miles
Richmond International Raceway	Richmond, Virginia	100,000	635	0.8 mile
California Speedway	Fontana, California	86,000	566	2.0 miles
Phoenix International Raceway	Phoenix, Arizona	77,000	598	1.0 mile
North Carolina Speedway	Rockingham, North Carolina	60,000	300	1.0 mile
Darlington Raceway	Darlington, South Carolina	59,000	230	1.3 miles
Homestead‑Miami Speedway	Homestead, Florida	72,000	404	1.5 miles
Nazareth Speedway	Nazareth, Pennsylvania	44,000	283	1.0 mile
Watkins Glen International	Watkins Glen, New York	39,000	1,377	3.4 miles

DAYTONA INTERNATIONAL SPEEDWAY. The Daytona International Speedway is a high banked, lighted, asphalt, tri-oval superspeedway which also includes a 3.6 mile road course. Daytona International Speedway is located on approximately 440 acres of leased land in Daytona Beach, Florida. The Company's lease with the Daytona Beach Racing and Recreational Authority expires in 2032, including renewal options. The Company also owns various parcels of real property aggregating approximately 295 acres near the Daytona International Speedway which are used for parking and other ancillary purposes.

MICHIGAN INTERNATIONAL SPEEDWAY.  The Michigan International Speedway is a moderately banked, asphalt, tri-oval superspeedway located in Brooklyn, Michigan, approximately 70 miles southwest of Detroit and 18 miles southeast of Jackson.

TALLADEGA SUPERSPEEDWAY.  The Talladega Superspeedway is a high banked, asphalt, tri-oval superspeedway with an infield road course. The facility is located about 90 minutes from Atlanta, Georgia and 45 minutes from Birmingham, Alabama.

RICHMOND INTERNATIONAL RACEWAY.  The Richmond International Raceway is an asphalt, oval, intermediate speedway located approximately 10 miles from downtown Richmond, Virginia.

CALIFORNIA SPEEDWAY.   The California Speedway is a moderately banked,  asphalt, tri-oval superspeedway located 40 miles east of Los Angeles in San Bernadino County.

PHOENIX INTERNATIONAL RACEWAY.  The Phoenix International Raceway is an asphalt, oval superspeedway which also includes a 1.5 mile road course located near Phoenix, Arizona.

NORTH CAROLINA SPEEDWAY.  The North Carolina Speedway is a moderately banked, asphalt, oval superspeedway located in Rockingham, North Carolina, approximately 90 miles south of Raleigh, North Carolina.

DARLINGTON RACEWAY.  The Darlington Raceway is a high banked, egg-shaped, asphalt, oval superspeedway located in Darlington, South Carolina.

HOMESTEAD-MIAMI SPEEDWAY.  The Homestead-Miami Speedway is a low banked,  asphalt, oval superspeedway located in Homestead, Florida.  The Company operates Homestead-Miami Speedway under an agreement which expires in 2032, including renewal options.

NAZARETH SPEEDWAY.  Nazareth Speedway facility is a moderately banked, asphalt, oval superspeedway located in Nazareth, Pennsylvania.

WATKINS GLEN INTERNATIONAL.  Watkins Glen International facility includes 3.4 mile and 2.4 mile road course tracks and is located near Watkins Glen, New York.

TUCSON RACEWAY PARK.  Tucson Raceway Park includes a progressively banked, 3/8 mile, asphalt, oval track, grandstands providing seating for approximately 5,000 spectators, a luxury suite and other spectator facilities located on part of the Pima County Fairgrounds. The Company=s sublease with the fairground manager expires in 2013, including renewals.

OTHER FACILITIES.  The Company owns approximately 54 acres of real property across International Speedway Boulevard from Daytona International Speedway on which is located a total of 7 buildings containing an aggregate of approximately 375,000 square feet.  The Company=s corporate headquarters and other offices and facilities are located in a portion of these facilities. The Company also owns concession facilities in Daytona Beach and in Talladega. The Company leases real estate and office space in Talladega, and the property and premises at the Talladega Municipal Airport. The lease for the Company=s Talladega business offices, located within the International Motorsports Hall of Fame, expires in 2002, including renewals. The Company=s lease for the Talladega Municipal Airport expires in 2022, including renewals.  The Company=s wholly-owned subsidiaries Phoenix Speedway Corporation, ISC Properties and Kansas Speedway Corporation lease office space in Phoenix, Arizona, Charlotte, North Carolina and Kansas City, Kansas, respectively.  The Richmond facility includes a state fairgrounds complex which operates various non-motorsports events.

TRADEMARKS.  The Company has various registered and common law trademark rights, including "DAYTONA USA", the "Daytona 500", "Daytona International Speedway", "California Speedway", "Talladega Superspeedway", "Darlington", "World Center of Racing", "Watkins Glen International", "Phoenix International Raceway", "Grand Prix of Miami", "Michigan International Speedway", "Nazareth Speedway", "North Carolina Motor Speedway", "The Rock", "RIR", "The Action Track" and related logos. The Company also has licenses from NASCAR, various drivers and other businesses to use names and logos for merchandising programs and product sales. Management=s policy is to protect its intellectual property rights vigorously, through litigation if necessary, chiefly because of their proprietary value in merchandise and promotional sales.

ITEM 3. LEGAL PROCEEDINGS

The Company is from time to time a party to routine litigation incidental to its business.  Management does not believe that the resolution of any or all of such litigation is likely to have a material adverse effect on the Company's financial condition or results of operations.  In addition to such routine litigation incident to its business, the Company has been a party to other legal proceedings which were concluded during fiscal 2000 as described below.

Souvenir Litigation

As described below, the Company and certain subsidiaries were parties to legal proceedings alleging price‑fixing activities in connection with the sale of souvenirs and merchandise. These matters are collectively referred to as the Souvenir Litigation. While the Company has settled the legal proceedings neither the cost of defending the suits, nor the cost of settlement was covered by insurance.

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

North Carolina Speedway Litigation

As previously reported in the Company=s Report on Form 10‑Q for the quarterly period ended May 31, 2000, the North Carolina Speedway Dissenter=s Action case was ended on April 25, 2000, when jurors in the case returned a verdict upon which a judgment was entered which entitled the dissenting shareholders to $23.47 per share, an amount $3.86 to $6.70 higher than the original consideration. The financial statements in that Report on Form 10‑Q for the 2000 second quarter included an accrual of approximately $5.5 million, representing the judgment and related interest, amounts due to non‑dissenting former shareholders and related legal fees.  In June 2000, substantially all of the amounts related to this judgment were paid by the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to vote of security holders.

                                                                                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At November 30, 2000 International Speedway Corporation had two issued classes of capital stock:  Class A Common Stock, $.01 par value per share and Class B Common Stock, $.01 par value per share.  The Class A Common Stock is traded on the NASDAQ National Market System under the symbol "ISCA". The Class B Common Stock is traded on NASDAQ=s Over-The-Counter Bulletin Board under the symbol "ISCB" and, at the option of the holder, is convertible to Class A Common Stock at any time.   As of November 30, 2000 there were approximately 4,200 record holders of both classes of stock.

The reported high and low sales prices or high and low bid information as applicable for each quarter indicated are as follows:

	ISCA		ISCB(1)
Quarter Ending:	High	Low	High	Low

February 1999	$45.88	$34.00	$45.38	$34.00
May 1999	56.38	44.00	56.00	44.00
August 1999	52.88	46.00	52.00	46.75
November 1999	71.13	47.38	69.00	47.25
February 2000	65.94	42.06	64.25	42.50
May 2000	49.50	40.50	48.00	40.50
August 2000	45.75	30.13	45.25	30.00
November 2000	39.44	32.00	39.00	32.00

(1)           ISCB quotations were obtained from the OTC Bulletin Board and represent prices between dealers and do not include mark‑up, mark‑down or commission. Such quotations do not necessarily represent actual transactions.

DIVIDENDS

Annual dividends of $0.06 per share were declared in the quarter ending in May and paid in June in fiscal years 1999 and 2000 on all classes of common stock which existed at the time.

ITEM 6. SELECTED FINANCIAL DATA

For comparability, certain prior period results have been reclassified to conform to the presentation adopted in fiscal 2000. The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

	Year Ended August 31, (1)	Three Months Ended Nov. 30,	Twelve Months Ended Nov. 30 (1)	Year Ended November 30,
			(Unaudited)
	1996	1996	1996	1997	1998	1999	2000
	(In Thousands, Except Per Share Amounts)
Income Statement Data

Revenues:
Admissions, net	$ 50,140	$ 4,191	$ 50,705	$ 69,487	$ 86,946	$ 133,897	$ 192,789
Motorsports related income	27,433	3,972	28,376	46,650	71,793	115,570	175,809
Food, beverage and merchandise income	17,505	1,943	17,723	23,408	28,597	46,668	66,880
Other income	964	390	1,192	1,829	1,632	2,587	4,952
Total revenues	96,042	10,496	97,996	141,374	188,968	298,722	440,430
Expenses:
Direct expenses
Prize and point fund monies and NASCAR sanction fees	13,865	1,301	13,724	20,567	28,767	45,615	71,260
Motorsports related expenses	15,336	2,814	16,384	23,075	33,283	51,590	82,230
Food, beverage and merchandise expenses	10,278	1,536	10,559	13,435	15,025	25,539	38,448
General and administrative expenses	20,930	5,057	21,721	29,486	37,842	54,956	75,030
Depreciation and amortization	6,302	2,353	7,368	9,910	13,137	25,066	51,150
Total expenses	66,711	13,061	69,756	96,473	128,054	202,766	318,118

Operating income (loss)	29,331	(2,565)	28,240	44,901	60,914	95,956	122,312
Interest income	872	330	912	3,196	4,414	8,780	6,156
Interest expense	-	(69)	(69)	(509)	(582)	(6,839)	(30,380)
Equity in net income (loss) from equity investments	1,441	(304)	1,291	366	(905)	(1,819)	(631)
Minority interest	-	-	-	-	-	(796)	(100)
Gain on sale of equity investment	-	-	-	-	1,245	-	-
North Carolina Speedway litigation	-	-	-	-	-	-	(5,523)
Income (loss) before income taxes	31,644	(2,608)	30,374	47,954	65,086	95,282	91,834
Income taxes (benefit)	11,963	(741)	11,540	18,158	24,894	38,669	41,408
Net income (loss)	$ 19,681	$ (1,867)	$ 18,834	$ 29,796	$ 40,192	$ 56,613	$ 50,426
Basic earnings (loss) per share (2)	$ 0.58	$ (0.05)	$ 0.55	$ 0.78	$ 1.00	$ 1.22	$ 0.95
Diluted earnings (loss) per share (2)	$ 0.57	$ (0.05)	$ 0.54	$ 0.78	$ 1.00	$ 1.22	$ 0.95
Dividends per share	$ 0.05	$ -	$ 0.05	$ 0.06	$ 0.06	$ 0.06	$ 0.06

Balance Sheet Data (end of period)

Working capital (deficit)	$ (6,751)	$ 52,922	$ 52,922	$ (24,976)	$ 25,514	$ (51,897)	$ (54,041)
Total assets	152,791	234,069	234,069	302,823	476,818	1,599,127	1,665,438
Long-term debt	-	-	-	1,007	2,775	496,067	470,551
Total shareholders’ equity	106,667	179,289	179,289	209,907	366,855	902,470	950,871

(1)     The Company changed its fiscal year end to November 30 effective  December 1, 1996. This resulted in a three-month transition period commencing September 1, 1996 and ending November 30, 1996.  The unaudited results of the 12-month period ended November 30, 1996 are presented for the purpose of comparison to the fiscal year ended November 30, 1997.

(2)   Earnings per share amounts prior to 1998 have been restated as required to comply with Statement of Financial Accounting Standards No. 128.  See Note 1 of Notes to the Company=s audited financial statements.

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

"Admissions" revenue includes ticket sales for all of the Company=s racing events and activities at DAYTONA USA.  Admissions revenue for motorsport events is recognized upon completion of the related motorsports event.

"Motorsports related income" primarily includes television and radio broadcast rights fees, promotion and sponsorship fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating), advertising revenues, royalties from licenses of the Company=s trademarks, and track rentals.  The Company=s revenues from corporate sponsorships are paid in accordance with negotiated contracts, with the identities of sponsors and the terms of sponsorship changing from time to time.  The Company has historically negotiated directly with television and cable networks for coverage of substantially all of its televised NASCAR events with specified percentages of the television broadcast rights fees being paid as awards for competitors and as part of the sanction fees for the event.  In fiscal 1999 NASCAR announced it would retain and negotiate television, radio and all other electronic media rights for the NASCAR Winston Cup and Busch Series, Grand National Division.  In November 1999 NASCAR reached an agreement on a six-year television contract with NBC Sports and Turner Sports, and an eight-year agreement with FOX and its FX cable network, for the domestic television broadcast rights beginning in 2001.  The total current estimate for net domestic television broadcast rights for the entire 2001 NASCAR Winston Cup and Busch Series, Grand National Division schedules, including the new events at the Kansas and Chicagoland speedways, is approximately $259 million with increases, on average, of approximately 17% through the 2006 season.  The percentage of each event’s television broadcast rights fees that the Company will receive under the new arrangement will be the same as the percentage retained under the previous arrangement.

"Food, beverage and merchandise income" includes revenues from concession stands, hospitality catering, direct sales of souvenirs, programs and other merchandise, fees paid by third party vendors for the right to occupy space to sell souvenirs and concessions at the Company=s facilities, and the wholesale and retail sale of racing tires and accessories for various types of racing events.

"Direct expenses" include (i) prize and point fund monies and NASCAR sanction fees, (ii) motorsports related expenses, which include costs of competition paid to sanctioning bodies other than NASCAR, labor, advertising and other expenses associated with the Company=s promotion of its racing events, and (iii) food, beverage and merchandise expenses, consisting primarily of labor and costs of goods sold.

The following table sets forth, for each of the indicated periods, certain selected income statement data as a percentage of total revenues:

	Year Ended November 30,
	1998	1999	2000
Revenues:
Admissions, net	46.0%	44.8%	43.8%
Motorsports related income	38.0	38.7	39.9
Food, beverage and merchandise income	15.1	15.6	15.2
Other income	0.9	0.9	1.1
Total revenues	100.0	100.0	100.0

Expenses:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	15.2	15.3	16.2
Motorsports related expenses	17.6	17.3	18.7
Food, beverage and merchandise expenses	8.0	8.5	8.7
General and administrative expenses	20.0	18.4	17.0
Depreciation and amortization	7.0	8.4	11.6
Total expenses	67.8	67.9	72.2

Operating income	32.2	32.1	27.8
Interest income	2.3	3.0	1.4
Interest expense	(0.3)	(2.3)	(6.9)
Equity in net loss from equity investments	(0.5)	(0.6)	(0.1)
Minority interest	-	(0.3)	-
Gain on sale of equity investments	0.7	-	-
North Carolina Speedway litigation	-	-	(1.3)
Income before income taxes	34.4	31.9	20.9
Income taxes	13.1	12.9	9.5
Net income	21.3%	19.0%	11.4%

COMPARISON OF FISCAL 2000 TO FISCAL 1999

On July 26, 1999, the Company acquired the approximately 88% interest it did not already own in Penske Motorsports, Inc. (“PMI”).   Motorsports facilities acquired in the transaction include Michigan International Speedway in Brooklyn, Michigan ("Michigan");  Nazareth Speedway in Nazareth, Pennsylvania (“Nazareth”); California Speedway in San Bernardino County, California ("California"); and North Carolina Speedway in Rockingham, North Carolina.  The Company also acquired PMI=s 45% interest in Homestead-Miami Speedway, LLC ("Miami"), bringing the Company=s ownership in the operations of that facility to 90%, as well as other PMI merchandising subsidiaries.  In addition, on December 1, 1999 the Company acquired Richmond International Raceway (“Richmond”) which is located approximately ten miles from downtown Richmond, Virginia (See "Acquisition and Divestiture").  The PMI and Richmond acquisitions have been accounted for under the purchase method of accounting and, accordingly, the results of operations of the former PMI, as well as Miami and Richmond, have been included in the Company's results of operations as of the dates of acquisition.  The Company currently operates 11 major motorsports facilities across the United States with more than 950,000 seats and 450 suites.

In addition to the incremental operating expenses and depreciation and amortization resulting from these transactions, the acquisitions of PMI and Richmond resulted in the inclusion of the following additional motorsports events during fiscal 2000 as compared to fiscal 1999; five NASCAR Winston Cup Series events, five NASCAR Busch Series, Grand National Division events, four NASCAR Craftsman Truck Series events, and three CART FedEx Championship Series events. As a result of these incremental revenues and expenses and the addition of a NASCAR Craftsman Truck Series event at Daytona in fiscal 2000, the Company conducted eighteen NASCAR Winston Cup Series events, fourteen NASCAR Busch Series, Grand National Division events, eight NASCAR Craftsman Truck Series events, and four CART FedEx Championship Series events in fiscal 2000 as compared to thirteen NASCAR Winston Cup Series events, nine NASCAR Busch Series, Grand National Division events, three NASCAR Craftsman Truck Series events, and one CART FedEx Championship Series event in fiscal 1999.   Accordingly, the Company=s results of operations, as well as the margins of certain expenses in relation to certain revenues, are not comparable on a period-to-period basis.

Admissions revenue increased approximately $58.9 million, or 44.0%, in fiscal 2000 as compared to fiscal 1999.  Over three‑quarters of the increase is a result of the events conducted at the Company=s newly acquired facilities during the period in which there were no comparable events in the prior year.  The remaining increase is primarily attributable to an increase in seating capacity and attendance, as well as an increase in the weighted average price of tickets sold, for certain events at Daytona, Talladega Superspeedway ("Talladega") and Michigan.

Motorsports related income increased approximately $60.2 million, or 52.1%, in fiscal 2000 as compared to fiscal 1999.  Over one‑half of the increase is a result of the events conducted at the Company=s newly acquired facilities during the period in which there were no comparable events in the prior year.  The remaining increase is primarily attributable to increased television broadcast rights fees, sponsorships and royalties, advertising, expanded luxury suite and hospitality facilities and other rentals.

Food, beverage and merchandise income increased approximately $20.2 million, or 43.3%, in fiscal 2000 as compared to fiscal 1999.  The increase is primarily attributable to the sales of racing tires, accessories and other merchandise by subsidiaries acquired in the PMI acquisition as well as food, beverage and merchandise operations for events at the Company=s newly acquired facilities during the period in which there were no comparable events in the prior year.  Increases in food, beverage and merchandise revenues also resulted from increased attendance and seating capacity for certain events at Daytona, Michigan and Talladega.  These increases are partially offset by a decrease in revenues from the merchandising subsidiaries acquired in the PMI acquisition in which there were comparable operations during the same period of the prior year and certain special promotions conducted in fiscal 1999 that were not repeated in fiscal 2000.

Prize and point fund monies and NASCAR sanction fees increased approximately $25.6 million, or 56.2%, in fiscal 2000 as compared to fiscal 1999.  Over three‑quarters of this increase is attributable to the events conducted at the Company=s newly acquired facilities during the period in which there were no comparable expenses in the prior year as well as the addition of a NASCAR Craftsman Truck Series event at Daytona in fiscal 2000.  The remaining increase is largely attributable to increased television broadcast rights fees for comparable events year-to-year, as standard NASCAR sanctioning agreements require that a specified percentage of broadcast rights fees be paid as part of prize money.  Over three-quarters of the increase in fiscal 2000 as compared to fiscal 1999 was due to increased prize and point fund monies paid by NASCAR to participants in NASCAR events.

Motorsports related expenses increased approximately $30.6 million, or 59.4%, in fiscal 2000 as compared to fiscal 1999.  Over three‑quarters of the increase is attributable to event and operating expenses at the Company=s newly acquired facilities during the period in which there were no comparable expenses in the prior year, which include sanction fees for the CART FedEx Championship Series events and other non‑NASCAR events at Michigan, Nazareth and Miami.  The remaining increase is primarily due to increases in personnel related costs, non‑NASCAR sanction fees, and a wide variety of other operating costs and fan amenities for comparable events year-to-year.  Motorsports related expenses as a percentage of combined admissions and motorsports related income increased from 20.7% in fiscal 1999 to 22.3% in fiscal 2000.  This increase is primarily attributable to the inclusion of lower margin events in the current year due to the timing of the PMI merger in the prior year.  The increase was partially mitigated by the favorable margins on the operations of the newly acquired Richmond facility as well as the Speedweeks events at Daytona and certain other of the Company=s events and operations.

Food, beverage and merchandise expense increased approximately $12.9 million, or 50.5%, in fiscal 2000 as compared to fiscal 1999.  Substantially all of the increase is attributable to the product and operating costs related to the sales of racing tires, accessories and other merchandise by subsidiaries acquired in the PMI acquisition and, to a lesser extent, product and personnel costs for events at the Company=s newly acquired facilities during the period in which there were no comparable expenses in the prior year.  Food, beverage and merchandise expense as a percentage of food, beverage and merchandise income increased from 54.7% in fiscal 1999 to 57.5% in fiscal 2000.  This margin decrease is primarily attributable to the lower margin activities of certain merchandising subsidiaries acquired in the PMI acquisition during the period in which there were no comparable operations in the prior year.

General and administrative expenses increased approximately $20.1 million, or 36.5%, in fiscal 2000 as compared to fiscal 1999.  Fiscal 1999 general and administrative expenses included a charge of approximately $2.8 million related to the cash portion of the settlement in a certain legal proceeding involving alleged price-fixing activities of the Company and certain subsidiaries in connection with the sale of souvenirs and merchandise (See “Legal Proceedings”).  Over three‑quarters of the increase, excluding the effects of the prior year charge for the settlement, is due to the general and administrative expenses associated with the Company=s newly acquired operations during the period in which there were no comparable expenses in the prior year.  The remaining increase is primarily due to increased personnel and other costs associated with the ongoing expansion of the Company=s business.  General and administrative expenses as a percentage of total revenues decreased from 18.4% in fiscal 1999 to 17.0% in fiscal 2000.  This decrease is primarily a result of the Company’s revenue growth exceeding general and administrative expense growth combined with the souvenir litigation charge recorded in the prior year.

Depreciation and amortization expense increased approximately $26.1 million in fiscal 2000 as compared to fiscal 1999.  This increase is primarily due to the full year’s depreciation of assets acquired and amortization of goodwill recorded as a result of the PMI (which included the consolidation of Miami) and Richmond acquisitions.  The remaining increase was a result of the ongoing expansion of the Company=s facilities.

Interest income decreased by approximately $2.6 million in fiscal 2000 as compared to fiscal 1999.  This decrease is primarily due to lower average investment balances in the current year.

Interest expense increased by approximately $23.5 million in fiscal 2000 as compared to fiscal 1999.  Interest expense in fiscal 2000 is attributable to interest on the $225 million principal amount of senior notes (ASenior Notes@) issued in October 1999, borrowings under the Company=s credit facilities and term loan arrangements and interest on the Company=s funding commitment related to the taxable special obligation revenue (ATIF@) bonds issued in January 1999 by the Unified Government of Wyandotte County/Kansas City, Kansas (AUnified Government@) to partially fund the Kansas project, net of capitalized interest (See AFuture Liquidity@).  Interest expense during fiscal 1999 consisted primarily of interest on the $225 million principal amount of Senior Notes, borrowings under the Company=s revolving credit facility associated with the July 1999 acquisition of PMI and interest on the Company=s TIF bond funding commitment, net of capitalized interest.

Equity in net loss from equity investments represents the Company=s pro rata share of the current income and losses from its equity investments.  During fiscal 2000, this included the Company=s 50% investment in Motorsports Alliance, LLC (AMSA@), which owns the Route 66 Raceway and is engaged in the development of the Chicagoland Speedway (See AFuture Liquidity@).  During fiscal 1999, this included the Company=s approximately 12% indirect investment in PMI and its 45% investment in Miami through the date of the PMI acquisition, as well as its 50% investment in MSA.

Minority interest consists of the 10% interest in Miami that is not owned by the Company.

The North Carolina Speedway litigation expense represents the final resolution of the North Carolina Speedway dissenter=s action related to PMI=s acquisition of North Carolina Speedway in 1997 and includes the judgment and related interest, amounts due non-dissenting former shareholders and related legal fees.  The after tax impact of this expense was approximately $5.2 million (See “Legal Proceedings”).

The increase in the Company=s effective income tax rate during fiscal 2000 as compared to fiscal 1999 is primarily due to the amortization of non-deductible goodwill created in the PMI acquisition and the non-deductible portion of the North Carolina Speedway litigation, partially offset by a decrease in the Company=s effective rate for certain state income taxes.  The Company=s effective income tax rate is expected to remain above historical levels, for the next several years, primarily due to the amortization of non-deductible goodwill created in the PMI acquisition.

As a result of the foregoing, the Company=s net income decreased approximately $ 6.2 million, or 10.9%, during fiscal 2000 as compared to fiscal 1999.

COMPARISON OF FISCAL 1999 TO FISCAL 1998

In connection with the PMI acquisition, the Company recognized incremental operating expenses and depreciation and amortization resulting from this transaction as well as revenues and expenses associated with the following additional motorsports events on a consolidated basis in fiscal 1999 subsequent to July, 26, 1999, as compared to the same period in fiscal 1998; three NASCAR Winston Cup Series events, three NASCAR Busch Series, Grand National Division events, one NASCAR Craftsman Truck Series event, and one CART FedEx Championship Series event.  As a result of the acquisition of PMI and the addition of a Busch Series, Grand National Division event to the race schedule at Phoenix International Raceway ("Phoenix") in fiscal 1999, the Company conducted thirteen NASCAR Winston Cup Series events, nine NASCAR Busch Series, Grand National Division events, three NASCAR Craftsman Truck Series events, and one CART FedEx Championship Series event in fiscal 1999 compared to ten NASCAR Winston Cup Series events, five NASCAR Busch Series, Grand National Division events, three NASCAR Craftsman Truck Series events, and no CART FedEx Championship Series events in fiscal 1998.  Accordingly, the Company=s results of operations, as well as the margins of certain expenses in relation to certain revenues, are not comparable on a period-to-period basis.

Admissions revenue increased approximately $47.0 million, or 54.0%, in fiscal 1999 as compared to fiscal 1998.  The increase was primarily attributable to the events conducted subsequent to July 26, 1999 at the Company's newly acquired facilities, as well as the increase in the weighted average price of tickets sold and increased seating capacity and attendance at events held at Daytona and, to a lesser extent, events conducted at Talladega, Phoenix and Darlington Raceway ("Darlington").

Motorsports related income increased approximately $43.8 million, or 61.0%, in fiscal 1999 as compared to fiscal 1998.  Over one-half of the increase was attributable to the events conducted subsequent to July 26, 1999 at the Company's newly acquired facilities.  The remaining increase was primarily related to increased television broadcast rights, luxury suite and hospitality rentals associated with events held at Daytona and, to a lesser extent, events conducted at the Company=s other facilities.

Food, beverage and merchandise income increased approximately $18.1 million, or 63.2%, in fiscal 1999 as compared to fiscal 1998. Events conducted subsequent to July 26, 1999 at the Company's newly acquired facilities, combined with the activities of certain merchandising subsidiaries acquired in the PMI acquisition (which included sales of racing tires and accessories), accounted for over three-quarters of the increase.  The remaining increase was primarily attributable to catering revenues from expanded luxury suite and hospitality facilities and increased attendance and seating capacity for events conducted at the Company=s other facilities.

Prize and point fund monies and NASCAR sanction fees increased by approximately $16.8 million, or 58.6%, in fiscal 1999 as compared to fiscal 1998.  Over one-half of the increase was attributable to the events conducted subsequent to July 26, 1999 at the Company's newly acquired facilities.  The remaining increase is related to growth in the Company=s television broadcast rights revenues for the Company=s other facilities, as standard NASCAR sanctioning agreements require that a specified percentage of broadcast rights fees be paid as part of prize money, and, to a lesser extent, the addition of a Busch Series, Grand National Division event at Phoenix in 1999.  Over three-quarters of the increase in fiscal 1999 as compared to fiscal 1998 was due to increased prize and point fund monies paid by NASCAR to participants in NASCAR events.

Motorsports related expenses increased approximately $18.3 million, or 55.0%, in fiscal 1999 as compared to fiscal 1998.  Over one-half of the increase was attributable to the operating expenses for events conducted subsequent to July 26, 1999 at the Company's newly acquired facilities.    The remaining increase was primarily related to hospitality services and supplies, personnel costs and a variety of other fan amenities and operating costs for events at Daytona and, to a lesser extent, the Company=s other facilities.  Motorsports related expenses as a percentage of combined admissions and motorsports related income remained relatively constant for fiscal 1999 as compared to fiscal 1998.

Food, beverage and merchandise expenses increased approximately $10.5 million, or 70.0%, in fiscal 1999 as compared to fiscal 1998 primarily due to expenses associated with merchandising operations acquired in the PMI acquisition and product and personnel costs associated with increased revenues at the Company=s other facilities.  Food, beverage and merchandise expenses as a percentage of food, beverage and merchandise income increased from 52.5% in fiscal 1998 to 54.7% in fiscal 1999 due to lower margin activities of certain merchandising subsidiaries acquired in the PMI merger partially offset by economies of scale and cost containment as well as fees from third party vendors at Michigan, Miami and California for which there are no associated costs.

General and administrative expenses increased approximately $17.1 million, or 45.2%, in fiscal 1999 as compared to fiscal 1998.  Over one-half of the increase was due to the general and administrative expenses associated with the Company's newly acquired operations subsequent to July 26, 1999.  The remaining increase was primarily attributable to increased personnel costs associated with the ongoing expansion of the Company's business, exclusive of the personnel costs associated with the Company's newly acquired operations, and a charge of approximately $2.8 million related to the cash portion of a proposed settlement in the souvenir litigation (See “Legal Proceedings”).  General and administrative expenses as a percentage of total revenues decreased from 20.0% in fiscal 1998 to 18.4% in fiscal 1999 primarily as a result of the growth in the Company=s revenues exceeding the growth in general and administrative expenses, partially offset by the charge related to the souvenir litigation.

Depreciation and amortization expense increased $11.9 million, or 90.8%, in fiscal 1999 as compared to fiscal 1998.  The depreciation of assets acquired and amortization of goodwill recorded as a result of the PMI acquisition accounted for over three-quarters of the increase.  The remaining increase was a result of the ongoing expansion of the Company=s facilities.

Interest income for fiscal 1999 increased approximately $4.4 million as compared to fiscal 1998.  This increase was primarily due to the investment of the remaining proceeds of the July 1998 Class A Common Stock Offering, including the Company=s investments restricted to the funding of the speedway in Kansas, and investment of the proceeds from the sale of TIF bonds issued in January 1999 by the Unified Government to partially fund the Kansas project (See "Future Liquidity").

Interest expense for fiscal 1999 increased approximately $6.3 million as compared to fiscal 1998. Interest expense in fiscal 1999 was primarily attributable to interest on the $225 million principal amount of Senior Notes issued in October 1999, borrowings under the Company=s five-year revolving Credit Facility and interest expense related to the TIF bond debt service funding commitment, net of capitalized interest (See "Future Liquidity").  Interest expense in fiscal 1998 was primarily related to the note payable associated with the acquisition of Phoenix.

Equity in net loss from equity investments represents the Company=s pro rata share of the current income and losses from its equity investments and the amortization of the Company=s investment in excess of its share of the investee=s underlying net assets.  During fiscal 1999, this included the Company=s approximately 12% indirect investment in PMI and its 45% investment in Miami through July 26, 1999, and its 50% investment in MSA which was pursuing development of Chicagoland Speedway (See "Future Liquidity").  For fiscal 1998, this included the Company=s approximately 12% indirect investment in PMI, its 40% investment in Miami, which increased to 45% in March of 1998, and its approximately 7% investment in Grand Prix Association of Long Beach ("Long Beach"), which was sold in March of 1998.

In March of 1998 the Company recorded an approximately $1.2 million gain on the sale of its equity investment in Long Beach.  The Company sold its investment in conjunction with Dover Downs Entertainment, Inc.=s announced plans to merge with Long Beach.  The after tax impact of this transaction was a gain of approximately $850,000.

Minority interest consists of the 10% interest in Miami that is not owned by the Company.

Income taxes increased approximately $13.8 million in fiscal 1999 as compared to fiscal 1998.  The Company=s effective tax rate has increased compared to historical levels, and is expected to remain above historical levels, primarily due to the amortization of non-deductible goodwill created in the PMI acquisition.

As a result of the foregoing, the Company's net income increased approximately $16.4 million, or 40.9%, in fiscal 1999 as compared to fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

The Company has historically generated sufficient cash flow from operations to fund its working capital needs and capital expenditures at existing facilities, as well as to pay an annual cash dividend.  In addition, the Company has used the proceeds from offerings of its Class A Common Stock and, more recently, the net proceeds from the issuance of Senior Notes, borrowings under its credit facilities and state and local mechanisms to fund acquisitions and development projects. At November 30, 2000, the Company had $225 million principal amount of Senior Notes outstanding, total borrowings of approximately $176.5 million under its credit facilities and term loan arrangements and a funding commitment of approximately $68.9 million, net of discount, related to the TIF bonds issued by the Unified Government (See AFuture Liquidity@). The Company had working capital deficits of approximately $54.0 million and $51.9 million at November 30, 2000 and 1999, respectively.

CASH FLOWS

Net cash provided by operating activities was approximately $140.0 million in fiscal 2000.  The difference between the Company's net income of $50.4 million and the $140.0 million of operating cash flow is primarily attributable to $51.2 million in depreciation and amortization, an increase in deferred income of $37.2 million and $20.3 million in deferred income taxes, partially offset by a decrease in accounts payable and other current liabilities of $13.2 million and an increase in receivables of $7.4 million.

Net cash used in investing activities for fiscal 2000 was approximately $99.4 million. The Company=s use of cash in investing activities reflects $215.6 million for the acquisition of Richmond, $132.7 million in capital expenditures and $17.7 million to increase the Company's investment in and advances to the Chicagoland Speedway project, partially offset by a $260.7 million decrease in restricted investments related to the Richmond acquisition and the development of the Kansas facility  (See "Capital Expenditures" and "Future Liquidity").

Net cash used in financing activities for fiscal 2000 of approximately $27.8 million primarily consists of net principal payments of $23.2 million on the Company's credit facilities, term loan and TIF Bonds, as well as $3.2 million in cash dividends paid to shareholders and $1.2 million used to reacquire previously issued common stock of the Company in conjunction with the Company’s long-term incentive plan.

CAPITAL EXPENDITURES

Capital expenditures totaled approximately $132.7 million for fiscal 2000 as compared to $126.6 million for fiscal 1999.  Over one-half of these expenditures were related to the Company=s existing facilities, including increased seating capacity at Michigan, Daytona, Talladega and Richmond, land purchased for expansion of parking capacity and a variety of other improvements.  The remaining capital expenditures were primarily related to the construction of the speedway in Kansas.

The Company expects to make capital expenditures totaling approximately $53.3 million for approved projects as of November 30, 2000,  at its facilities which are expected to be completed within the next 24 months including increased grandstand seating capacity, acquisition of land for expansion of parking capacity, completion of 36 additional luxury suites and design upgrades at the Kansas facility and for a variety of additional improvements.  In addition, the balance of the Company=s capital expenditures related to the construction of the Kansas facility will be funded from restricted investments, as discussed below.

ACQUISITION AND DIVESTITURE

On December 1, 1999, the Company acquired Richmond for approximately $215.6 million, including acquisition costs. Located approximately ten miles from downtown Richmond, Virginia, the 3/4 mile intermediate speedway currently seats approximately 100,000 grandstand spectators and offers luxury accommodations in the facility's 34 suites.

The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations have been included in the Company's consolidated statements of income since the date of acquisition.

The purchase price was allocated to the assets and liabilities acquired based upon their fair market values at the acquisition date. The excess of the purchase price over the fair value of the net assets acquired was approximately $169.3 million and was recorded as goodwill, which is being amortized on a straight line basis over 40 years. The amount amortized during fiscal 2000 was approximately $4.2 million.

On November 15, 2000, the Company entered into a Stock Purchase Agreement with Competition Tire, LLC (an unrelated entity) for the sale of the Company’s ownership in its Competition Tire subsidiaries.  The adjusted gross sales price totaled approximately $7.8 million and resulted in a gain on the transaction of approximately $200,00, net of tax.

FUTURE LIQUIDITY

In December, 1999, the Company's revolving credit facility ("Credit Facility") was increased from $200 million to $250 million. The Credit Facility matures on March 31, 2004, and accrues interest at LIBOR plus 50-100 basis points, based on certain financial criteria. At November 30, 2000 the Company had outstanding borrowings of $135.0 million under the Credit Facility which related to the financing of the Company's December 1999 Richmond acquisition (See "Acquisition and Divestiture").

In May 2000, the Company=s Miami subsidiary amended its credit agreement for a $20 million credit facility (AMiami Credit Facility@) and a $27.5 million term loan (ATerm Loan@). The Miami Credit Facility and Term Loan are guaranteed by the Company and have the same interest terms and restrictive covenants as the Company=s Credit Facility. The Miami Credit Facility will be automatically reduced to $15 million on December 31, 2002 and will mature on December 31, 2004. At November 30, 2000, the Company had outstanding borrowings of $14.0 million under the Miami Credit Facility. The Term Loan is payable in annual installments which range from $4.0 million to $7.0 million. The Company has an interest rate swap agreement that effectively fixes the floating rate on the outstanding balance under the Term Loan at 6.1% through December 31, 2000 and 6.6% for the remainder of the loan period.

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

In January 1999, the Unified Government issued approximately $71.3 million in TIF bonds and approximately $24.3 million in sales tax special obligation revenue ("STAR") bonds,  in connection with the financing of construction of the speedway in Kansas.  The STAR bonds will be retired with state and local taxes generated within the project's boundaries and are not an obligation of the Company.  The TIF bonds are comprised of a $21.6 million, 6.15% term bond due December 1, 2017 and a $49.7 million, 6.75% term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government, with payments made in lieu of property taxes ("Funding Commitment") by the Company's wholly-owned subsidiary, Kansas Speedway Corporation ("KSC").  KSC granted a mortgage and security interest in the Kansas Project for its Funding Commitment obligation.  In addition, KSC's initial equity commitment of approximately $77.9 million, along with the net TIF and STAR bond proceeds, were deposited into trustee administered accounts for the benefit of the construction of the Kansas facility. At November 30, 2000, the unexpended portion of the Company=s equity contribution and TIF bond proceeds recorded as Restricted Investments totaled approximately $35.2 million.  Subsequent to November 30, 2000, KSC contributed an additional $7.5 million to a restricted investment account in connection with the additional luxury suites and design upgrades at the Kansas facility (See@Capital Expenditures@).  The Company anticipates the commencement of motorsports event operations in fiscal 2001 at the Kansas facility which has been awarded a NASCAR Winston Cup Series, NASCAR Busch Series, Grand National Division, NASCAR Craftsman Truck Series, Indy Racing Northern Light Series and ARCA RE/MAX series event for its inaugural season.

On May 5, 1999, MSA (owned 50% by the Company and 50% by Indianapolis Motor Speedway Corp.) and the owners of Route 66 Raceway, LLC ("Route 66"), formed a new company, Raceway Associates, LLC, ("Raceway Associates") which is owned 75% by MSA and 25% by the former owners of Route 66.  As a result of this transaction, Raceway Associates owns the 240 acre Route 66 Raceway motorsports complex located in Joliet, Illinois, approximately 35 miles from downtown Chicago.  Raceway Associates also owns 930 acres adjacent to the existing Route 66 complex on which it is developing the Chicagoland Speedway, a 1.5 mile oval superspeedway, which will initially accommodate approximately 75,000 spectators.  The current estimate for the new superspeedway development is approximately $130 million, $100 million of which is being financed through equity of approximately $50 million from MSA and approximately $50 million in borrowings by Raceway Associates. The members of MSA have guaranteed up to $50 million in borrowings by Raceway Associates on a pro rata basis until such time as the operations of Raceway Associates meet certain financial criteria. In December 1999 the City of Joliet, Illinois sold approximately $9 million in 6.75% municipal bonds (which are to be repaid by Raceway Associates through property tax assessments over twelve years) to help fund a portion of the project costs that relate to public infrastructure for the superspeedway development project. It is anticipated that the additional project costs in excess of $109 million will be funded from advance sales for future events and by the members of Raceway Associates on a pro rata basis during the construction period.  In April 2000, the Company approved advances of approximately $6.9 million as its pro-rata portion of MSA=s additional funding commitment to the project.  Through November 30, 2000 the Company has contributed approximately $34.1 million to MSA, including $25 million which has fulfilled the Company=s portion of MSA=s $50 million equity commitment, and approximately $5.4 million of the $6.9 million in approved advances.  At November 30, 2000, Raceway Associates has  borrowed approximately $29.7 million for the Chicagoland Speedway construction under its construction and term loan arrangement discussed above, which is currently guaranteed by the members of the MSA.  The Company anticipates the commencement of motorsports event operations in fiscal 2001 at Chicagoland Speedway which has been awarded a NASCAR Winston Cup Series, NASCAR Busch Series, Grand National Division, Indy Racing Northern Light Series and ARCA RE/MAX series event for its inaugural season.

During fiscal 1999, the Company announced its intention to search for a site for a major motorsports facility in the New York metro area. In January 2000, the Company announced that, through a wholly-owned subsidiary, it had entered into an exclusive agreement with the New Jersey Sports and Exposition Authority to conduct a feasibility study on the development of a motorsports facility at the Meadowlands Sports Complex in New Jersey. The feasibility study was recently extended for an additional six month period expiring in June, 2001.  The Meadowlands Sports Complex, located five miles west of the Lincoln Tunnel, is the site of Giants Stadium, Continental Airlines Arena and Meadowlands Racetrack and is the home of certain professional sports franchises, horse racing, college athletics, concerts and family shows. The Company has not yet determined the feasibility of the Meadowlands (or any other) site, formulated an estimate of the costs to construct a major motorsports facility in the New York metropolitan area, nor established a timetable for completion, or even commencement, of such a project.

The Company believes that cash flow from operations, along with existing cash and available borrowings under the Company's credit facilities, will be sufficient to fund i) operations and approved capital projects at existing facilities for the foreseeable future, ii) payments required in connection with the funding of the Unified Government's debt service requirements related to the TIF bonds, iii) payments related to the Company’s existing debt service requirements, and iv) the Company's expected funding requirements for the Chicago project. The Company intends to pursue further development and/or acquisition opportunities (including the possible development of new motorsports facilities in Denver and the New York metropolitan area) the timing, size and success as well as associated potential capital commitments of which are unknown at this time. Accordingly, a material acceleration in our growth strategy could require the Company to obtain additional capital through debt and/or equity financings. Although there can be no assurance, the Company believes that adequate debt and equity financing will be available on satisfactory terms.

SEASONALITY AND QUARTERLY RESULTS

The Company=s business has been, and is expected to remain, highly seasonal based on the timing of major events.  For example, one of Darlington’s Winston Cup Series events is traditionally held on the Sunday preceding Labor Day.  Accordingly, the revenue and expenses for that race and/or the related supporting events may be recognized in either the fiscal quarter ending August 31 or the fiscal quarter ending November 30.

As a result of the PMI acquisition and consolidation of Miami on July 26, 1999, and the Richmond acquisition on December 1, 1999 (See “Acquisition and Divestiture”), the Company incurred incremental operating expenses and depreciation and amortization as well as recognized revenue and expenses related to motorsports events at the newly acquired facilities in fiscal 2000 while there were no comparable operations for these newly acquired facilities during certain periods of the prior fiscal year.  As a result of the timing of these acquisitions and the addition of a NASCAR Craftsman Truck Series event at Daytona in the first quarter of fiscal 2000, the Company’s results of operations are not necessarily comparable on a period-to-period basis.

The following table presents certain unaudited financial data for each fiscal quarter of fiscal 1999 and fiscal 2000 (in thousands, except per share amounts):

Fiscal Quarter Ended
	February 28,	May 31,	August 31,	November 30,
	1999	1999	1999	1999
Total revenue	$ 83,236	$ 44,635	$ 66,226	$104,625
Operating income	40,233	9,587	16,822	29,314
Net income	25,939	6,844	9,635	14,195
Basic earnings per share	0.61	0.16	0.21	0.27
Diluted earnings per share	0.60	0.16	0.20	0.27
Fiscal Quarter Ended
	February 29,	May 31,	August 31,	November 30,
	2000	2000	2000	2000
Total revenue	$ 111,595	$ 98,748	$ 107,175	$ 122,912
Operating income	35,187	22,230	27,485	37,410
Net income	16,097	3,722	12,783	17,824
Basic earnings per share	0.30	0.07	0.24	0.34
Diluted earnings per share	0.30	0.07	0.24	0.34

The Company believes that due to the anticipated increase in revenues associated with television broadcast rights fee agreements beginning in 2001 (See “General” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), the commencement of motorsports event operations at the Kansas and Chicagoland speedways in fiscal 2001 (See “Future Liquidity”), the sale of the Company’s Competition Tire subsidiaries in the fourth quarter of 2000 (See “Acquisition and Divestiture”) and certain schedule changes for motorsports events in fiscal 2001 as compared to fiscal 2000 that the Company’s fiscal 2001 and fiscal 2000 results of operations will not be comparable on a period-to-period basis.

FACTORS THAT MAY AFFECT OPERATING RESULTS

Statements contained in this document that state the Company=s or Management=s anticipations, beliefs, expectations, hopes, intentions, predictions and/or strategies which are not purely historical fact or which apply prospectively are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21 of the Securities Exchange Act of 1934.  All forward-looking statements contained in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.  It is important to note that the Company=s actual results could differ materially from those contained or projected in, or even implied by, such forward-looking statements.  Some of the factors that could cause the actual results to differ materially are set forth below. Additional information concerning these, or other factors which could cause the actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company=s other SEC filings.  Copies of those filings are available from the Company and/or the SEC.

DEPENDENCY UPON NASCAR

The Company's success has been and will remain dependent upon maintaining a good working relationship with NASCAR, the sanctioning body for NASCAR's Winston Cup Series, the Busch Series, Grand National Division and certain other races promoted by the Company. The Company had sanctioning agreements to promote and market sixteen NASCAR Winston Cup Series championship point races, two NASCAR Winston Cup Series non‑championship point races, fourteen NASCAR Busch Series, Grand National Division races and a number of other NASCAR races for the 2000 racing season. Each NASCAR event sanctioning agreement is awarded on an annual basis. In fiscal 2000, NASCAR‑sanctioned races at the Company's facilities accounted for approximately 77% of the Company's total revenues. Although William C. France and James C. France presently control both the Company and NASCAR and management believes that the Company will continue to maintain an excellent relationship with NASCAR for the foreseeable future, NASCAR is under no obligation to continue to enter into sanctioning agreements with the Company to promote any event. Failure to obtain a sanctioning agreement for a major NASCAR event would have a material adverse effect on the Company's financial condition and results of operations. Moreover, although the Company's general growth strategy includes the possible development and/or acquisition of additional motorsports facilities, there can be no assurance that NASCAR will enter into sanctioning agreements with the Company to promote races at such facilities.

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

The Company is not aware of any proposed governmental regulation which would materially limit the availability to motorsports of promotion, sponsorship or advertising revenue from the alcoholic beverage industry. The combined advertising and sponsorship revenue from the tobacco and alcoholic beverage industries accounted for approximately 1.5% of the Company's total revenues in both fiscal 1999 and fiscal 2000. In addition, the tobacco and alcoholic beverage industries provide financial support to the motorsports industry through, among other things, their purchase of advertising time, their sponsorship of racing teams and their sponsorship of racing series such as NASCAR's Winston Cup Series and Busch Series, Grand National Division.

POTENTIAL CONFLICTS OF INTEREST

William C. France and James C. France (and their spouses) beneficially own all of NASCAR's capital stock, and each of the France Family Executives, the Company's Vice President - Administration, the Company's Vice President and General Counsel and certain other non‑officer employees (collectively the "Shared Employees") devote portions of their time to NASCAR's affairs. Each of the Shared Employees devotes substantial time to the Company's affairs and all of the Company's other executive officers are available to the Company on a full‑time basis. In addition, the Company strives to ensure, and management believes, that the terms of the Company's transactions with NASCAR are no less favorable to the Company than those which could be obtained in arms'‑length negotiations.  Nevertheless, certain potential conflicts of interest between the Company and NASCAR exist with respect to, among other things, (i) the terms of any sanctioning agreements that may be awarded to the Company by NASCAR, (ii) the amount of time devoted by the Shared Employees and certain other Company employees to NASCAR's affairs, and (iii) the amounts charged or paid to NASCAR for office rental, transportation costs, shared executives, administrative expenses and similar items.

COMPETITION

The Company's racing events face competition from other spectator‑oriented sporting events and other leisure and recreational activities, including professional football, basketball and baseball. As a result, the Company's revenues will be affected by the general popularity of motorsports, the availability of alternative forms of recreation and changing consumer preferences. The Company's racing events also compete with other racing events sanctioned by various racing bodies such as NASCAR, CART, IRL, USAC, the National Hot Rod Association ("NHRA"), SCCA, GARRA, ARCA and others.  Management believes that the primary elements of competition in attracting motorsports spectators and corporate sponsors to a racing event and facility are the type and caliber of promoted racing events, facility location, sight lines, pricing and customer conveniences that contribute to a total entertainment experience.

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

OTHER REGULATORY MATTERS

Management believes that the Company's operations are in substantial compliance with all applicable federal, state and local environmental laws and regulations. Nonetheless, if damage to persons or property or contamination of the environment is determined to have been caused or exacerbated by the conduct of the Company's business or by pollutants, substances, contaminants or wastes used, generated or disposed of by the Company, or which may be found on the property of the Company, the Company may be held liable for such damage and may be required to pay the cost of investigation and/or remediation of such contamination or any related damage. The amount of such liability as to which the Company is self‑insured could be material. State and local laws relating to the protection of the environment also include noise abatement laws that may be applicable to the Company's racing events. Changes in the provisions or application of federal, state or local environmental laws, regulations or requirements, or the discovery of theretofore unknown conditions, could also require additional material expenditures by the Company.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company=s interest income and expense are most sensitive to changes in the general level of U.S. interest rates.  In this regard, changes in U. S. interest rates affect the interest earned on the Company=s cash equivalents,  short term investments and restricted investments, as well as interest paid on certain debt instruments.

The objective of the Company=s asset management activities is to provide an adequate level of interest income and liquidity to fund operations and capital expansion, while minimizing market risk.  The Company utilizes overnight sweep accounts and short term investments to minimize the interest rate risk.  The Company does not believe that its interest rate risk related to its cash equivalents and short-term investments is material due to the nature of the investments.

In January 1999, the Unified Government issued approximately $71.3 million in TIF bonds in connection with financing of the construction of the speedway in Kansas (See "Future Liquidity").  The TIF bonds are serviced through payments by the Unified Government, which are funded through payments made by the Company to the Unified Government in lieu of property taxes.  The TIF bonds are comprised of a $21.6 million, fixed rate (6.15%) term bond due December 1, 2017 and a $49.7 million fixed rate (6.75%) term bond due December 1, 2027.  The proceeds from the TIF bonds, along with the Company's initial equity commitment to the Kansas facility, were deposited in a trust account and are classified as restricted investments on the Company's balance sheet.  The trust account has invested the funds in a guaranteed investment contract and U.S. Treasury Obligations which earn interest at rates ranging from approximately 4.75% to 6.13%.

On October 6, 1999, the Company completed an offering of $225 million principal amount of Senior Notes due October 15, 2004 in a private placement. The unsecured Senior Notes bear interest at 7.875% and rank equally with all of the Company=s other senior unsecured and unsubordinated indebtedness. The Senior Notes require semi-annual interest payments beginning on April 15, 2000 through maturity on October 15, 2004. The Senior Notes may be redeemed in whole or in part, at the option of the Company, at any time or from time to time at a redemption price as defined in the indenture.  Certain of the Company=s subsidiaries are guarantors of the Senior Notes.  The Senior Notes also contain various restrictive covenants.  On March 17, 2000, the Company completed an offer to exchange the Senior Notes issued in the private placement for registered Senior Notes with substantially identical terms.

The Company is exposed to market risks related to fluctuations in interest rates on its variable rate debt, which consists of borrowings of $176.5 million at November 30, 2000 under the Company's $250 million Credit Facility, $20 million Miami Credit Facility and $27.5 million Term Loan.  The Company has an interest swap agreement covering the Term Loan to fix the interest rate through the remainder of the agreement.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders

International Speedway Corporation

We have audited the accompanying consolidated balance sheets of International Speedway Corporation and subsidiaries as of November 30, 1999 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended November 30, 1998, 1999 and 2000.  Our audits also included the financial statement schedule listed in the index at Item 14(a).  These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Speedway Corporation and subsidiaries at November 30, 1999 and 2000, and the consolidated results of their operations and their cash flows for the years ended November 30, 1998, 1999 and 2000, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                                                                                                                            Ernst & Young LLP

Jacksonville, Florida

January 12, 2001

INTERNATIONAL SPEEDWAY CORPORATION Consolidated Balance Sheets

	November 30,
	1999	2000
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$ 37,811	$ 50,592
Short-term investments	690	200
Receivables, less allowance of $1,000 and $1,200, respectively	15,312	21,916
Inventories	3,466	3,009
Prepaid expenses and other current assets	7,696	10,793
Total Current Assets	64,975	86,510

Property and Equipment, net (Note 2)	657,682	794,869
Other Assets:
Equity investments	17,423	28,579
Goodwill, less accumulated amortization of $6,753 and $24,807, respectively (Note 1)	542,583	692,481
Restricted investments (Note 1)	295,929	35,193
Other	20,535	27,806
	876,470	784,059
Total Assets	$ 1,599,127	$ 1,665,438
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 17,655	$ 14,340
Deferred income (Note 1)	77,119	111,492
Current portion of long-term debt (Note 5)	2,655	5,165
Other current liabilities	19,443	9,554
Total Current Liabilities	116,872	140,551

Long-Term Debt (Note 5)	496,067	470,551
Deferred Income Taxes (Note 6)	72,291	88,534
Long-Term Deferred Income (Note 1)	8,376	11,780
Minority Interest (Note 1)	3,051	3,151
Commitments and Contingencies (Note 8)	-	-
Shareholders' Equity (Notes1 and 7):
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 22,876,075 and 23,687,603 issued and outstanding in 1999 and 2000, respectively	229	237
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 30,248,639 and 29,457,567 issued and outstanding in 1999 and 2000, respectively	302	294
Additional paid-in capital	687,321	690,114
Retained earnings	216,432	262,846
	904,284	953,491
Less: unearned compensation-restricted stock (Note 11)	1,814	2,620
Total Shareholders' Equity	902,470	950,871
Total Liabilities and Shareholders' Equity	$ 1,599,127	$ 1,665,438

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION Consolidated Statements of Income

	Year Ended November 30,
	1998	1999	2000
	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$ 86,946	$ 133,897	$ 192,789
Motorsports related income	71,793	115,570	175,809
Food, beverage and merchandise income	28,597	46,668	66,880
Other income	1,632	2,587	4,952
	188,968	298,722	440,430
EXPENSES:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	28,767	45,615	71,260
Motorsports related expenses	33,283	51,590	82,230
Food, beverage and merchandise expenses	15,025	25,539	38,448
General and administrative expenses	37,842	54,956	75,030
Depreciation and amortization	13,137	25,066	51,150
	128,054	202,766	318,118
Operating income	60,914	95,956	122,312
Interest income	4,414	8,780	6,156
Interest expense	(582)	(6,839)	(30,380)
Equity in net loss from equity investments	(905)	(1,819)	(631)
Minority interest	-	(796)	(100)
Gain on sale of equity investment	1,245	-	-
North Carolina Speedway litigation (Note 8)	-	-	(5,523)
Income before income taxes	65,086	95,282	91,834
Income taxes (Note 6)	24,894	38,669	________41,408
Net income	$ 40,192	$ 56,613	$ 50,426

Basic earnings per share (Note 1)	$1.00	$1.22	$ 0.95

Diluted earnings per share (Note 1)	$1.00	$1.22	$ 0.95

Dividends per share (Note 1)	$0.06	$0.06	$ 0.06

Basic weighted average shares outstanding (Note 1)	40,025,643	46,394,614	52,962,646

Diluted weighted average shares outstanding (Note 1)	40,188,800	46,518,977	53,049,293

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Shareholders' Equity

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings	Unearned Compensation- Restricted Stock	Total Shareholders’ Equity

	(In Thousands)
Balance at November 30, 1997	$53	$332	$86,437	$125,457	$(2,372)	$209,907
Net income	-	-	-	40,192	-	40,192
Public offering – Class A Common Stock (Note 7)	46	-	117,654	-	-	117,700
Cash dividends ($.06 per share)	-	-	-	(2,310)	-	(2,310)
Change in equity investment	-	-	(7)	-	-	(7)
Restricted stock grant (Note 11)	-	-	680	-	(680)	-
Reacquisition of previously issued common stock	-	-	(57)	(138)	-	(195)
Conversion of Class B Common Stock to Class A
Common Stock	16	(16)	-	-	-	-
Forfeiture of restricted shares	-	-	(110)	-	110	-
Income tax benefit related to restricted stock
plan (Note11)	-	-	492	-	-	492
Amortization of unearned compensation (Note 11)	-	-	-	-	1,076	1,076
Balance at November 30, 1998	115	316	205,089	163,201	(1,866)	366,855
Net income	-	-	-	56,613	-	56,613
Issuance of common stock for PMI acquisition	100	-	480,472	-	-	480,572
Cash dividends ($.06 per share)	-	-	-	(2,586)	-	(2,586)
Change in equity investment	-	-	(90)	-	-	(90)
Restricted stock grant (Note 11)	-	-	1,035	-	(1,035)	-
Reacquisition of previously issued common stock	-	-	(314)	(796)	-	(1,110)
Conversion of Class B Common Stock to Class A
Common Stock	14	(14)	-	-	-	-
Income tax benefit related to restricted stock
plan (Note11)	-	-	1,129	-	-	1,129
Amortization of unearned compensation (Note 11)	-	-	-	-	1,087	1,087
Balance at November 30, 1999	229	302	687,321	216,432	(1,814)	902,470
Net income	-	-	-	50,426	-	50,426
Cash dividends ($.06 per share)	-	-	-	(3,188)	-	(3,188)
Restricted stock grant (Note 11)	-	-	1,978	-	(1,978)	-
Reacquisition of previously issued common stock	-	-	(354)	(824)	-	(1,178)
Conversion of Class B Common Stock to Class A
Common Stock	8	(8)	-	-	-	-
Income tax benefit related to restricted stock
plan (Note11)	-	-	1,169	-	-	1,169
Amortization of unearned compensation (Note 11)	-	-	-	-	1,172	1,172
Balance at November 30, 2000	$237	$294	$690,114	$262,846	$(2,620)	$950,871

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows
	Year Ended November 30,
	1998	1999	2000
	(In Thousands)
OPERATING ACTIVITIES
Net income	$ 40,192	$ 56,613	$ 50,426
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	13,137	25,066	51,150
Amortization of unearned compensation	1,076	1,087	1,172
Amortization of financing costs	-	477	1,418
Deferred income taxes	5,545	14,458	20,254
Undistributed loss from equity investments	905	1,819	631
Minority interest	-	796	100
Gain on sale on sale of Competition Tire	-	-	(282)
Gain on sale of equity investment	(1,245)	-	-
Changes in operating assets and liabilities:
Receivables, net	(2,020)	6,413	(7,350)
Inventories, prepaid expenses and other current assets	723	3,549	(1,454)
Accounts payable and other current liabilities	10,436	6,951	(13,225)
Deferred income	12,915	(16,789)	37,206
Net cash provided by operating activities	81,664	100,440	140,046

INVESTING ACTIVITIES
Change in short-term investments, net	(84,026)	53,937	490
Capital expenditures	(71,858)	(126,596)	(132,661)
Acquisition, net of cash acquired	-	(133,440)	(215,627)
Proceeds from sale of Competition Tire	-	-	7,769
Proceeds from sale of equity investment	5,270	-	-
Equity investments	(410)	(17,723)	(11,859)
Advances to affiliate	-	-	(5,812)
Change in restricted investments, net	-	(242,429)	260,736
Other, net	(3,475)	(3,245)	(2,460)
Net cash used in investing activities	(154,499)	(469,496)	(99,424)

FINANCING ACTIVITIES
Net borrowings (payments) under credit facilities	-	92,022	(20,500)
Payment of long-term debt	(13,658)	(2,082)	(2,655)
Proceeds from long-term debt	-	294,276	-
Reacquisition of previously issued common stock	(195)	(1,110)	(1,178)
Cash dividends paid	(2,310)	(2,586)	(3,188)
Issuance of Class A Common Stock	117,700	-	-
Deferred financing fees	-	(12,329)	(320)
Net cash provided by (used in) financing activities	101,537	368,191	(27,841)
Net increase (decrease) in cash and cash equivalents	28,702	(865)	12,781
Cash and cash equivalents at beginning of period	9,974	38,676	37,811
Cash and cash equivalents at end of period	$ 38,676	$ 37,811	$50,592

See accompanying notes.

                                                              INTERNATIONAL SPEEDWAY CORPORATION

                                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        NOVEMBER 30, 2000

NOTE 1 - DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS:  International Speedway Corporation, including its majority‑owned subsidiaries (collectively the "Company"), is a leading promoter of motorsports activities in the United States. As of November 30, 2000, the Company owned and/or operated eleven premier motorsports facilities as follows:

Track Name	Location	Track Length

Daytona International Speedway	Daytona Beach, Florida	2.5 Miles
Michigan International Speedway	Brooklyn, Michigan	2.0 Miles
Talladega Superspeedway	Talladega, Alabama	2.6 Miles
Richmond International Raceway	Richmond, Virginia	0.8 Mile
California Speedway	Fontana, California	2.0 Miles
Phoenix International Raceway	Phoenix, Arizona	1.0 Mile
North Carolina Speedway	Rockingham, North Carolina	1.0 Mile
Darlington Raceway	Darlington, South Carolina	1.3 Miles
Homestead-Miami Speedway	Homestead, Florida	1.5 Miles
Nazareth Speedway	Nazareth, Pennsylvania	1.0 Mile
Watkins Glen International	Watkins Glen, New York	3.4 Miles

The Company also operates Tucson Raceway Park in Pima County Arizona.

At these facilities the Company promoted over one hundred stock car, sports car, truck, motorcycle and other racing events in 2000, including sixteen NASCAR Winston Cup Series championship point races, two NASCAR Winston Cup Series non‑championship point races, fourteen NASCAR Busch Series, Grand National Division races, eight NASCAR Craftsman Truck Series races, four CART FedEx Championship Series races, one Indy Racing Northern Light Series race, and a number of prestigious sports car and motorcycle races.  The Company also conducts, either through operations of the facility or through its wholly-owned subsidiaries Americrown Service Corporation ("Americrown") and Motorsports International Corp. ("Motorsports International") (See Note 3), souvenir merchandising operations at each of its motorsports facilities, food and beverage concession operations at each of its facilities except for those in California, Phoenix and Miami and provides catering services to corporate customers both in suites and chalets at its Daytona, Talladega, Darlington, Miami and Watkins Glen facilities and in chalets at its Richmond and North Carolina facilities.

Motorsports International also produces and markets motorsports-related merchandise such as apparel, souvenirs and collectibles to retail customers through internet and catalogue sales and trackside operations (unrelated to the souvenir merchandising operations described above) at certain motorsports facilities, including many of those owned and/or operated by the Company, as well as through direct sales to dealers.

The Company's proprietary MRN radio network produces and syndicates NASCAR Winston Cup Series, NASCAR Busch Series, Grand National Division, NASCAR Craftsman Truck Series and other races promoted by the Company and others. MRN radio also produces daily and weekly NASCAR racing programs.

The Company owns and operates DAYTONA USA - The Ultimate Motorsports Attraction, a motorsports-themed entertainment complex that includes interactive media, theaters, historical memorabilia and exhibits, tours and riding/driving experiences of Daytona International Speedway.

Competition Tire (See Note 3 and Note 4), one of the Company=s wholly-owned subsidiaries, engages in the wholesale and retail sale and distribution of tires and accessories for certain types of racing events.

The Company has a 50% equity investment in the Motorsports Alliance, LLC ("MSA"), which is owned 50% by the Company and 50% by Indianapolis Motor Speedway Corp. MSA owns a 75% interest in Raceway Associates, LLC, ("Raceway Associates") which owns the 240 acre Route 66 Raceway motorsports complex located in Joliet, Illinois, approximately 35 miles from downtown Chicago.  Raceway Associates also owns 930 acres adjacent to the existing Route 66 Raceway motorsports complex on which it is developing the Chicagoland Speedway, a 1.5 mile oval superspeedway which will initially accommodate approximately 75,000 spectators.

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

INVESTMENTS:  The Company accounts for investments in accordance with Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

Short‑term investments consist of certificates of deposit and securities held‑to‑maturity which are due in one year or less. Certificates of deposit are readily convertible to cash and are stated at cost.

INVENTORIES:  Inventories of items for resale are stated at the lower of cost, determined on the first‑in, first‑out basis, or market.

PROPERTY AND EQUIPMENT (NOTE 2):  Property and equipment, including improvements to existing facilities, are stated at cost. Depreciation is provided for financial reporting purposes using the straight‑line method over the estimated useful lives as follows:

            Buildings, grandstands and tracks       5‑34 years

            Furniture and equipment                        3‑20 years

The carrying values of property and equipment are evaluated for impairment based upon expected future undiscounted cash flows. If events or circumstances indicate that the carrying value of an asset may not be recoverable, an impairment loss would be recognized equal to the difference between the carrying value of the asset and its fair value.

EQUITY INVESTMENTS: Equity investments are accounted for using the equity method of accounting. The Company's equity in the net income from equity investments is recorded as income with a corresponding increase in the investment. Dividends received reduce the investment. The Company recognizes the effects of transactions involving the sale or distribution by an equity investee of its common stock as capital transactions.

Equity investments at November 30, 2000, include the Company's ownership in MSA.

Equity investments at November 30, 1999, included the Company's ownership in MSA and Competition Tire Canada (See Note 4) totaling $17.4 million and $59,000, respectively.

The Company’s share of undistributed equity in the earnings from equity investments included in retained earnings at November 30, 1999 and 2000 was approximately $736,000 and $1.4 million, respectively.

GOODWILL (NOTE 3):  Goodwill resulting from acquisitions is being amortized by the straight‑line method over 40 years. Recoverability of intangibles is assessed using estimated undiscounted cash flows of related operations.  Amortization expense for the years ended November 30, 1998, 1999 and 2000 was approximately $1.0 million, $5.4 million and $18.2 million, respectively.  In fiscal 1999 and 2000, approximately $4.0 million and $12.0 million, respectively, is not deductible for tax purposes.

MINORITY INTEREST:  Minority interest consists of the 10% interest in Homestead-Miami Speedway, LLC (“Miami”) that is not owned by the Company.

RESTRICTED INVESTMENTS:  Restricted investments at November 30, 2000 included approximately $35.2 million deposited in trustee administered accounts for the benefit of the Kansas speedway project (See Note 5).  The funds held in trust for the Kansas speedway project at November 30, 2000 have been invested in a guaranteed investment contract with a maturity date of April 2001 and U.S. Treasury Obligations which earn interest at rates ranging from approximately 4.75% to 6.13%.

Restricted investments at November 30, 1999 included approximately $ 80.7 million deposited in trustee administered accounts for the benefit of the Kansas speedway project (See Note 5) and approximately $215.2 million in cash held in escrow for the Company=s purchase of Richmond International Raceway (See Note 3).  The funds held in trust for the Kansas speedway project at November 30, 1999 have been invested in a guaranteed investment contract with a maturity date of April 2001 which earns interest at a rate of approximately 4.75%.

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

INCOME TAXES (NOTE 6):  Income taxes have been provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

REVENUE RECOGNITION/DEFERRED INCOME:  Admission income and all race‑related revenue is earned upon completion of an event and is stated net of admission and sales taxes collected.  Advance ticket sales and all race‑related revenue on future events are deferred until earned.  Revenues from the sale of tires and merchandise to retail customers, catalogue sales and direct sales to dealers are recognized at the time of the sale.

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

Fees received under PASS agreements are being deferred prior to KSC hosting its first major motorsports event for the 2001 season. The Company will amortize net PASS fee revenues into income over the expected life of the PASS.

ADVERTISING EXPENSE:  Advertising costs are expensed as incurred or, as in the case of race‑related advertising, upon the completion of the event.  Advertising expense was approximately $3.8 million, $5.8  million and $9.4 million for the years ended November 30, 1998, 1999 and 2000, respectively.

AMORTIZATION OF UNEARNED COMPENSATION (NOTE 11): The Company accounts for its long-term incentive stock plans in accordance with Accounting Principles Board (AAPB@) Opinion No. 25.

EARNINGS PER SHARE: Basic and diluted earnings per share are calculated in accordance with SFAS No. 128, "Earnings Per Share".  The difference between basic weighted average shares and diluted weighted average shares is related to shares issued under the Company's long‑term incentive stock plans, using the treasury stock method as prescribed by the standard.

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

NEW ACCOUNTING PRONOUNCEMENTS: In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, AAccounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133".   SFAS No. 137 amends SFAS No. 133, AAccounting for Derivative Instruments and Hedging Activities", to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000.  SFAS No. 133 establishes accounting and reporting standards for derivative instruments including standalone instruments, such as forward currency exchange contracts and interest rate swaps or embedded derivatives and requires that these instruments be marked-to-market on an ongoing basis.  These market value adjustments are to be included either in the income statement or shareholders= equity, depending on the nature of the transaction.  The Company adopted SFAS No. 133 on December 1, 2000 which resulted in an increase in total assets and shareholders’ equity of approximately $472,000, representing the fair market value of the interest rate swap hedge (See Notes 5 and 12).  Subsequent changes in the fair market value of the interest rate swap will be reflected in comprehensive income.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, ARevenue Recognition in Financial Statements@ which is required to be implemented no later than the fourth quarter of fiscal years beginning after December 15, 1999, and provides guidance on the recognition, presentation and disclosures of revenue in financial statements filed with the SEC.  SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies.  The Company believes that the implementation of SAB No. 101 will not have a material effect on its financial position or results of operations.

In April 2000, the FASB issued FASB Interpretation No. 44, AAccounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25".  Among other issues, that interpretation clarifies the definition of employees for purposes of applying Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination.  The implementation of this interpretation did not have a material impact on the Company=s financial position or results of operations.

COMPARABILITY:  For comparability, certain 1998 and 1999 amounts have been reclassified where appropriate to conform with the presentation adopted in 2000.

NOTE 2 -- PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of November 30:

	1999	2000
	(In Thousands)
Land and leasehold improvements	$ 192,136	$204,979
Buildings, grandstands and tracks	418,157	510,603
Furniture and equipment	67,875	70,247
Construction in progress	64,423	125,982
	742,591	911,811
Less accumulated depreciation	84,909	116,942
	$ 657,682	$794,869

Depreciation expense was approximately $12.1 million, $19.7 million and $32.6 million for  the years ended November 30, 1998, 1999 and 2000, respectively.

NOTE 3  -  ACQUISITIONS

On July 26, 1999, the Company acquired the approximately 88%, or 12.2 million outstanding common shares, of Penske Motorsports, Inc. ("PMI") stock that it did not already own for approximately $129.8 million and 10,029,861 shares of the Company=s Class A Common Stock.  Transaction costs, net of cash acquired in the transaction, totaled approximately $3.6 million.  The total cash and stock consideration issued in the transaction was approximately $611.1 million.

Motorsports facilities acquired in the transaction include Michigan International  Speedway in Brooklyn, Michigan; Nazareth Speedway in Nazareth, Pennsylvania; California Speedway in San Bernardino County, California; and North Carolina Speedway in Rockingham, North Carolina.  The Company also acquired PMI=s 45% interest in Miami, bringing the Company=s ownership in that facility to 90%, as well as other PMI merchandising subsidiaries.  The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations of the former PMI, as well as Miami, have been included in the Company=s consolidated statements of income as of the date of acquisition.

The transaction purchase price has been allocated to the assets and liabilities of PMI and Miami based upon their fair market values at the acquisition date.  The excess of the purchase price over the fair value of the net assets acquired has been allocated as goodwill of approximately $512.9 million and assembled workforce of approximately $1.5 million which are being amortized on a straight line basis over 40 years and five years, respectively.  The amount amortized during the years ended November 30, 1999 and 2000 was approximately $4.4 million and $13.3 million, respectively.

On December 1, 1999, the Company acquired Richmond International Raceway ("Richmond") for approximately $215.6 million, including acquisition costs. The Richmond acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations have been included in the Company's consolidated statements of income since the date of acquisition.

The purchase price was allocated to the assets and liabilities acquired based upon their fair market values at the acquisition date. The excess of the purchase price over the fair value of the net assets acquired was approximately $169.3 million and was recorded as goodwill, which is being amortized on a straight line basis over 40 years. The amount amortized during the year ended November 30, 2000 was approximately $4.2 million.

The following unaudited pro forma financial information, in thousands, except per share amounts, presents a summary of consolidated results of operations as if the PMI and Richmond acquisitions had occurred as of December 1, 1998 after giving effect to certain adjustments, including depreciation, amortization of goodwill, interest income, interest expense, equity earnings, minority interest and the related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made on that date, nor are they necessarily indicative of results which may occur in the future.  Due to the timing of the PMI and Richmond acquisitions, there are no pro forma adjustments affecting the year ended November 30, 2000.

Pro Forma
1999

Total revenues	$ 405,623
Net income	47,577
Basic earnings per share	0.90
Diluted earnings per share	0.90

NOTE 4  - DIVESTITURE

On November 15, 2000, the Company entered into a Stock Purchase Agreement with Competition Tire, LLC (an unrelated entity) for the sale of the Company's ownership in its Competition Tire subsidiaries.  The Company received approximately $7.8 million and recognized a gain of approximately $200,000, net of tax, on the transaction (See Note 9).

NOTE 5  -  LONG-TERM DEBT

Long-term debt consists of the following as of November 30 (In Thousands):

	1999	2000
Senior Notes, net of discount of $338 and $269	$ 224,662	$ 224,731
Credit facilities	169,500	149,000
TIF bond debt service funding commitment, net of
discount of $1,645 and $1,565	69,010	68,935
Term debt	30,000	27,500
Notes payable	5,550	5,550
	498,722	475,716
Less: current portion	2,655	5,165
	$ 496,067	$ 470,551
Schedule of Payments

2001	$ 5,165
2002	9,225
2003	5,775
2004	366,890
2005	21,505
Thereafter	68,990
477,550
Discount	1,834
$ 475,716

On October 6, 1999, the Company completed an offering of $225 million principal amount of senior notes ("Senior Notes") due October 15, 2004 in a private placement. The unsecured Senior Notes bear interest at 7.875% and rank equally with all of the Company=s other senior unsecured and unsubordinated indebtedness. The Senior Notes require semi-annual interest payments through maturity on October 15, 2004. The Senior Notes may be redeemed in whole or in part, at the option of the Company, at any time or from time to time at a redemption price as defined in the indenture. Certain of the Company=s subsidiaries are guarantors of the Senior Notes (See Note 15).   The Senior Notes also contain various restrictive covenants. On March 17, 2000, the Company completed an offer to exchange the Senior Notes issued in the private placement for registered senior notes with substantially identical terms.

The total gross proceeds from the sale of the Senior Notes were $225 million, net of $349,000 discount and approximately $4.7 million of deferred financing fees. The deferred financing fees are being amortized over the life of the Senior Notes on an effective yield method.

In December, 1999, the Company's revolving credit facility ("Credit Facility") was increased from $200 million to $250 million. The Credit Facility matures on March 31, 2004, and accrues interest at LIBOR plus 50-100 basis points based on certain financial criteria. At November 30, 2000, the Company had outstanding borrowings of $135 million under the Credit Facility which related to the financing of the Company's December 1999 Richmond acquisition (See Note 3). The Credit Facility contains various restrictive covenants.

In May 2000, the Company=s Miami subsidiary amended its credit agreement for a $20 million credit facility (AMiami Credit Facility@) and a $27.5 million term loan (ATerm Loan@). The Miami Credit Facility and Term Loan are guaranteed by the Company and have the same interest terms and restrictive covenants as the Company=s Credit Facility. The Miami Credit Facility will be automatically reduced to $15 million on December 31, 2002 and will mature on December 31, 2004. At November 30, 2000, the Company had outstanding borrowings of $14 million under the Miami Credit Facility. The Term Loan is payable in annual installments which range from $4.0 million to $7.0 million. The Company has an interest rate swap agreement that effectively fixes the floating rate on the outstanding balance under the Term Loan at 6.1% through December 31, 2000 and 6.6% for the remainder of the loan period.

In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas ("Unified Government"), issued approximately $71.3 million in taxable special obligation revenue ("TIF") bonds in connection with the financing of construction of the speedway in Kansas.  The TIF bonds are comprised of a $21.6 million, 6.15% term bond due December 1, 2017 and a $49.7 million, 6.75% term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (AFunding Commitment@) by the Company=s wholly-owned subsidiary, Kansas Speedway Corporation (AKSC@). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation. The bond financing documents contain various restrictive covenants.   The Company has agreed to guarantee KSC=s Funding Commitment until certain financial conditions have been met.

Simultaneous with the issuance of the TIF bonds, KSC deposited into a trust account the unexpended portion of its initial $77.9 million equity commitment to the Kansas project. The unexpended portions of the TIF bond proceeds and KSC=s equity contribution remaining in the trust accounts are classified as restricted investments on the Company=s balance sheet.

Total interest incurred by the Company was approximately $582,000, $6.8 million and $30.4 million for the years ended November 30, 1998, 1999 and 2000, respectively.  Total interest capitalized for the years ended November 30, 1999 and 2000 was approximately $3.3 million and $8.3 million, respectively.  No interest was capitalized for the year ended November 30, 1998.

Financing costs of approximately $11.9 million and $10.9 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 1999 and 2000, respectively.  These costs are being amortized on an effective yield method over the life of the related financing.

NOTE 6  -  FEDERAL AND STATE INCOME TAXES

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

Significant components of the provision for income taxes are as follows:

	Year Ended November 30,
	1998	1999	2000
	(In Thousands)
Current tax expense:
Federal	$ 15,864	$ 20,921	$ 18,661
State	1,869	3,030	2,493
Deferred tax expense (benefit):
Federal	6,158	14,843	19,725
State	1,003	(125)	529
Provision for income taxes	$ 24,894	$ 38,669	$ 41,408

The reconciliation of income tax computed at the federal statutory tax rates to income tax expense is as follows (percent of pre-tax income):

	Year Ended November 30,
	1998	1999	2000

Income tax computed at federal statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.1	3.6	2.1
Nondeductible goodwill	-	1.5	4.6
North Carolina Speedway litigation	-	-	1.8
Other, net	0.1	0.5	1.5
	38.2%	40.6%	45.0%

NOTE 7‑‑CAPITAL STOCK

The Company's authorized capital includes 80 million shares of Class A Common Stock, par value $.01 ("Class A Common Stock"), 40 million shares of Class B Common Stock, par value $.01 ("Class B Common Stock"), and one million shares of Preferred Stock, par value $.01 (the "Preferred Stock"). The shares of Class A Common Stock and Class B Common Stock are identical in all respects, except for voting rights and certain dividend and conversion rights as described below. Each share of Class A Common Stock entitles the holder to one‑fifth (1/5) vote on each matter submitted to a vote of the Company's shareholders and each share of Class B Common Stock entitles the holder to one (1) vote on each such matter, in each case including the election of directors.  Holders of Class A Common Stock and Class B Common Stock are entitled to receive dividends at the same rate if and when declared by the Board of Directors out of funds legally available therefrom, subject to the dividend and liquidation rights of any Preferred Stock that may be issued and outstanding.  Class A Common Stock has no conversion rights. Class B Common Stock is convertible into Class A Common Stock, in whole or in part, at any time at the option of the holder on the basis of one share of Class A Common Stock for each share of Class B Common Stock converted. Each share of Class B Common Stock will also automatically convert into one share of Class A Common Stock if, on the record date of any meeting of the shareholders, the number of shares of Class B Common Stock then outstanding is less than 10% of the aggregate number of shares of Class A Common Stock and Class B Common Stock then outstanding.

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

NOTE 8  -  COMMITMENTS AND CONTINGENCIES

A.     In 1985, International Speedway Corporation ("ISC") established a salary incentive plan (the “ISC Plan”) designed to qualify under Section 401(k) of the Internal Revenue Code. Employees of ISC and certain participating subsidiaries who have completed one month of continuous service are eligible to participate in the ISC Plan. After twelve months of continuous service, matching contributions are made to a savings trust (subject to certain limits) concurrent with employees' contributions. The level of the matching contribution depends upon the amount of the employee contribution. Employees become 100% vested upon entrance to the ISC Plan.

The contribution expense for the ISC Plan was approximately $523,000, $580,000 and $934,000 for the years ended November 30, 1998, 1999, and 2000, respectively.

As a result of the PMI acquisition, the Company assumed the PMI non-contributory profit-sharing plan, which covers employees who meet certain length of service requirements and the PMI defined contribution plan under Section 401(k) of the Internal Revenue Code (collectively the “PMI Plans”). Contributions of approximately $158,000 were made to the PMI Plans for the fiscal year ended November 30, 1999.  In April 2000, the PMI Plans were merged into the ISC Plan.

B.     The estimated cost to complete construction in progress at November 30, 2000 at the Company's existing facilities and for certain additional luxury suites and design upgrades at the Kansas facility is approximately $53.3 million.  The balance of the Company's capital expenditures related to the construction of the Kansas facility will be funded from the restricted investments (See Note 1).

The Company is a member of MSA which is owned 50% by the Company and 50% by Indianapolis Motor Speedway Corp.  MSA owns a 75% interest in Raceway Associates which is engaged in the development of the Chicagoland Speedway in Joliet, Illinois.  Financing of the speedway development includes equity of approximately $50 million from MSA and approximately $50 million in borrowings by Raceway Associates.  The members of MSA have guaranteed up to $50 million in borrowings by Raceway Associates on a pro rata basis until such time as the operations of Raceway Associates meet certain financial criteria.  In April 2000, the Company approved advances of approximately $6.9 million as its pro-rata portion of MSA=s additional funding commitment to the project.  Through November 30, 2000, the Company has contributed approximately $34.1 million to MSA, including $25.0 million which has fulfilled the Company's portion of MSA's $50 million equity commitment, and approximately $5.4 million of the $6.9 million in advances.  At November 30, 2000, Raceway Associates has borrowed approximately $29.7 million for the Chicagoland Speedway construction under its construction and term loan arrangement discussed above, which is currently guaranteed by the members of the MSA.

C.     The Company operates its Homestead-Miami facility under an operating agreement which expires December 31, 2032 and provides for subsequent renewal terms through December 31, 2075. The future minimum payments under such agreement are as follows, (In Thousands):

Fiscal year ending November 30,	Amount
2001	$ 2,215
2002	2,215
2003	2,215
2004	2,215
2005	2,215
Thereafter	40,000
Total	$ 51,075

Expenses incurred under this agreement for the Homestead-Miami facility for each of the years ended November 30, 1999 and 2000 was $2.2 million.

D.  The Company is from time to time a party to routine litigation incidental to its business.  Management does not believe that the resolution of any or all of such litigation is likely to have a material adverse effect on the Company's financial condition or results of operations.  In addition to such routine litigation incident to its business the Company has been party to other legal proceedings which were concluded during the year ending November 30, 2000 as described below:

Souvenir Litigation

As described below, the Company and certain subsidiaries were parties to legal proceedings alleging price-fixing activities in connection with the sale of souvenirs and merchandise which have been settled, the settlements have been given final approval by the courts and final orders were entered in the legal proceedings on August 25, 2000. These matters are collectively referred to as the Souvenir Litigation.

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

Americrown, Motorsports International and the Company entered into Settlement Agreements to completely settle the Souvenir Litigation, without any admission of wrongdoing on their part. Under the terms of the Settlement Agreements (which were given final approval by the respective courts on August 25, 2000) the Company, Americrown and Motorsports International have paid approximately $4.6 million in cash and agreed to redeem $6 million in souvenir merchandise discount coupons to settle with classes which encompass all purchasers of souvenirs and merchandise at NASCAR Winston Cup events during the period from January 1, 1991 to August 25, 2000. In the third quarter of fiscal 1999 the Company accrued approximately $2.8 million representing Americrown's cash portion of the proposed Souvenir Litigation settlement. The remaining $1.8 million is attributable to Motorsports International and was recorded as a part of the PMI merger purchase price. The effects of the discount coupon program will be recognized in future periods as coupons are redeemed. The cash payments have been remitted.

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

NOTE 9  -  RELATED PARTY DISCLOSURES AND TRANSACTIONS

All of the racing events that take place during the Company's fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association ("AHRMA"), the American Motorcyclist Association ("AMA"), the Automobile Racing Club of America ("ARCA"), the Championship Auto Racing Teams ("CART"), the Championship Cup Series ("CCS"), the Federation Internationale de l'Automobile ("FIA"), the Federation Internationale Motocycliste ("FIM"), the Grand American Road Racing Association ("GARRA"), Historic Sportscar Racing ("HSR"), the International Race of Champions ("IROC"), the Indy Racing League ("IRL"), the National Association  for Stock Car Auto Racing, Inc. ("NASCAR"), the Professional Monster Trucks ("ProMT"), the Sports Car Club of America ("SCCA"), the Sportscar Vintage Racing Association ("SVRA"), the United States Auto Club ("USAC") and the World Karting Association ("WKA").  NASCAR, which sanctions some of the Company's principal racing events, is a member of the France Family Group which controls in excess of 60% of the combined voting power of the  outstanding stock of the Company and some members of which serve as directors and officers. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors totaled approximately $23.1 million, $36.2 million and  $55.7 million for the years ended November 30, 1998, 1999 and 2000, respectively.  GARRA sanctions various events at certain of the Company’s facilities.  While certain officers and directors of the Company are equity investors in GARRA, no officer or director has more than a 10% equity interest.  In addition, certain officers and directors of the Company, representing a non-controlling interest, serve on GARRA’s Board of Managers.

The Company entered into collateral assignment split‑dollar insurance agreements covering the lives of William C. France and James C. France and their respective spouses in October 1995.  Pursuant to the agreements, the Company will advance the annual premiums of approximately $1,205,000 each year for a period of eight years. Upon surrender of the policies or payment of the death benefits thereunder, the Company is entitled to repayment of an amount equal to the cumulative premiums previously paid by the Company. The Company may cause the agreements to be terminated and the policies surrendered at any time after the cash surrender value of the policies equals the cumulative premiums advanced under the agreements. The Company records a net insurance expense representing the excess of the premiums paid over the increase in cash surrender value of the policies associated with these agreements.

Brown & Brown, Inc., the servicing agent for the split‑dollar insurance agreements, received a commission from an insurance company for its participation in the transactions. J. Hyatt Brown, President and Chief Executive Officer of Brown & Brown, Inc., is a Director of the Company.

On May 5, 1999, MSA and the former owners of Route 66 Raceway, LLC formed a new company, Raceway Associates, LLC which is owned 75% by MSA and 25% by the former owners of the Route 66 Raceway, LLC.  As a result of the transaction, Raceway Associates LLC owns the 240 acre Route 66 Raceway motorsports complex located in Joliet, Illinois, approximately 35 miles from downtown Chicago.  Raceway Associates also owns 930 acres adjacent to the existing Route 66 complex on which it is developing the Chicagoland Speedway, a 1.5 mile oval superspeedway which will initially accommodate approximately 75,000 spectators.  Edward H. Rensi, a director of the Company, was one of the former owners of the Route 66 Raceway, LLC.  Mr. Rensi owned approximately 5.13% of the Route 66 Raceway, LLC and as a result of the transaction now owns approximately 1.28% of Raceway Associates.

Pursuant to the merger agreement for the PMI acquisition (See Note 3) the Company is currently obligated to place three individuals designated by Penske Performance, Inc. on its board of directors and to include such designees as nominees recommended by the Company's board of directors at future elections of directors by shareholders.  Messrs. Roger S. Penske, Gregory W. Penske and Walter P. Czarnecki are presently the designees of Penske Performance, Inc. serving on the Company's board of directors.  Penske Performance, Inc. is wholly-owned by Penske Corporation which beneficially owns more than five percent of the outstanding stock of the Company.  Messrs. Penske, Penske and Czarnecki are also officers and directors of Penske Performance, Inc. and other Penske Corporation affiliates.  Roger S. Penske beneficially owns a majority of the voting stock of and controls Penske Corporation and its affiliates.  During fiscal 1999 subsequent to the PMI acquisition, and fiscal 2000, Penske Corporation provided the Company with certain executive and legal services at a cost of approximately $313,000 and $662,000, respectively.  Also, the Company, through certain subsidiaries acquired in the PMI acquisition, sold admissions to the Company's events, hospitality suite occupancy and related services, merchandise, apparel and racing tires and accessories to Penske Corporation and its affiliates.  In fiscal 1999 subsequent to the PMI acquisition, and fiscal 2000, Penske Corporation and its affiliates paid approximately $759,000 and $1.9 million, respectively, for the aforementioned goods and services.  The Company has outstanding receivables and payables/accrued expenses related to Penske Corporation and its affiliates of approximately $186,000 and $433,000, respectively, at November 30, 1999 and $295,000 and $186,000, respectively, at November 30, 2000.

The Company sold its ownership in its Competition Tire subsidiaries to Competition Tire, LLC on November 15, 2000 (See Note 4).  The ownership of Competition Tire, LLC includes Competition Tire East, Inc. (an unrelated entity), Penske Performance Holdings Corp. (a wholly-owned subsidiary of Penske Corporation) and certain former members of management of the Company's Competition Tire subsidiaries.

NOTE 10  -  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for income taxes and interest for respective periods is summarized as follows:

	Year ended November 30,
	1998	1999	2000
	(In Thousands)
Income taxes paid	$ 13,618	$ 28,645	$ 21,783

Interest paid	$ 982	$ 7,005	$ 36,985

NOTE 11  -  LONG‑TERM INCENTIVE STOCK PLANS

In November 1993, the Company=s Board of Directors and a majority of the Company shareholders approved the "International Speedway Corporation 1994 Long-Term Incentive Plan" (the "1994 Plan") for certain officers and managers of the Company.  Under the 1994 Plan, up to 750,000 shares of the Company=s Class B Common Stock were authorized to be granted as restricted stock at no cost to 1994 Plan participants.   Awards were granted under the 1994 Plan based upon the Company=s performance in fiscal years 1994, 1995 and 1996.  The ability to issue additional shares under the 1994 Plan expired with the grants based on fiscal 1996 results, which were granted January 1, 1997.

In 1996, the Company=s Board of Directors and a majority of the Company shareholders approved the "1996 Long-Term Incentive Plan" (the "1996 Plan") for certain officers, employees and consultants of the Company.  The 1996 Plan authorizes the grant of stock options (incentive and nonstatutory), stock appreciation rights ("SARs") and restricted stock. The Company has reserved an aggregate of 1,000,000 shares (subject to adjustment for stock splits and similar capital changes) of the Company=s Class A Common Stock for grants under the 1996 Plan.  In April 1998 and 1999, awards of restricted stock under the 1996 Plan were made at no cost to Plan participants based upon fiscal 1997 and 1998 results.

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

On April 1, 1998, 1999 and 2000, the Company awarded 22,236, 19,633 and 44,017 restricted shares of the Company=s Class A Common Stock, respectively, to certain officers and managers under the 1996 Plan.  The market value of shares awarded on April 1, 1998, 1999 and 2000 amounted to approximately $680,000, $1.0 million and $2.0 million, respectively, and has been recorded as "Unearned compensation - restricted stock", which is shown as a separate component of shareholders= equity in the accompanying consolidated balance sheets.  The unearned compensation is being amortized over the vesting periods of the shares.  In accordance with APB Opinion 25, the Company will recognize a compensation charge over the vesting periods equal to the fair market value of these shares on the date of the award.  The expense measured under SFAS No. 123 does not differ from that under APB Opinion 25.

On April 5, 2000 a total of 11,030 options to purchase the Company’s Class A Common Stock, at an exercise price of $44.50 per share, were granted under the 1996 Plan to certain non-employee directors for their services as directors.  These options become exercisable April 5, 2001, and expire on April 5, 2010.  As the exercise price of these stock options equal the market price of the underlying stock on the date of grant, in accordance with APB Opinion 25 no compensation expense is recognized by the Company.  For the year ended November 30, 2000, the Company’s pro forma diluted earnings per share as adjusted for compensation expense of the stock options, determined in accordance with SFAS No. 123, does not differ from actual results.

The tax effect of income tax deductions that differ from expense under these plans is credited or charged to additional paid-in capital.

NOTE 12  -  FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts receivable, short-term investments, restricted investments, accounts payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

Fair values of long-term debt and interest rate swaps are based on quoted market prices at the date of measurement. The Company=s credit facilities approximate fair value as they bear interest rates that approximate market.  At November 30, 2000, the fair value of the remaining long-term debt, which includes the Senior Notes, TIF bond Funding Commitment and Term Loan, as determined by quotes from financial institutions, was $314.2 million compared to the carrying amount of $321.2 million.

The Company entered into an interest rate swap agreement to limit the impact of the variable interest rate of certain long-term debt. The Company periodically utilizes interest rate swap agreements to limit the impact of the variable interest rate of certain long-term debt. The differential between fixed and variable rates to be paid or received on swaps is accrued as interest rates change in accordance with the agreements and is included in current interest expense. Credit risk arises from the possible inability of counterparties to meet the terms of their contracts on a net basis. The Company's interest rate swap agreement was entered into with a major financial  institution which is expected to fully perform under the terms of the  agreement.  This agreement, with a principal notional amount of $27.5 million and an estimated fair value of $472,000, expires at December 31, 2004.

The Company maintained a significant amount in a repurchase agreement with one financial institution at November 30, 1999 related to the December 1, 1999 purchase of Richmond International Raceway (Note 3).  The Company believes that it was not exposed to any significant credit risk on its investments due to the strength of the financial institution and the short-term nature of the investments.

NOTE 13  -  QUARTERLY DATA (UNAUDITED)

The Company derives most of its income from event admissions and related revenue from a limited number of NASCAR-sanctioned races. As a result, the Company=s business has been, and is expected to remain, highly seasonal based on the timing of major events.  For example, one of Darlington Raceway=s Winston Cup Series events is traditionally held on the Sunday preceding Labor Day.  Accordingly, the revenue and expenses for that race and/or the related supporting events may be recognized in either the fiscal quarter ending August 31 or the fiscal quarter ending November 30.

As a result of the PMI acquisition and consolidation of Miami on July 26, 1999, and the Richmond acquisition on December 1, 1999 (See Note 3), the Company incurred incremental operating expenses and depreciation and amortization as well as recognized revenue and expenses related to motorsports events at the newly acquired facilities in fiscal 2000 while there were no comparable operations for these newly acquired facilities during certain periods of the prior fiscal year.  As a result of the timing of these acquisitions and the addition of a NASCAR Craftsman Truck Series event at Daytona in the first quarter of fiscal 2000, the Company’s results of operations are not necessarily comparable on a period-to-period basis.

The following table presents certain unaudited financial data for each fiscal quarter of fiscal 1999 and fiscal 2000 (in thousands, except per share amounts):

	Fiscal Quarter Ended
	February 28,	May 31,	August 31,	November 30,
	1999	1999	1999	1999
Total revenue	$ 83,236	$ 44,635	$ 66,226	$104,625
Operating income	40,233	9,587	16,822	29,314
Net income	25,939	6,844	9,635	14,195
Basic earnings per share	0.61	0.16	0.21	0.27
Diluted earnings per share	0.60	0.16	0.20	0.27

	Fiscal Quarter Ended
	February 29,	May 31,	August 31,	November 30,
	2000	2000	2000	2000
Total revenue	$ 111,595	$ 98,748	$ 107,175	$ 122,912
Operating income	35,187	22,230	27,485	37,410
Net income	16,097	3,722	12,783	17,824
Basic earnings per share	0.30	0.07	0.24	0.34
Diluted earnings per share	0.30	0.07	0.24	0.34

NOTE 14  -  SEGMENT REPORTING

The Company's primary business is the promotion of motorsports events at its race facilities.  The Company=s remaining business units, which are comprised of the radio network production and syndication of numerous NASCAR sanctioned events and daily and weekly NASCAR racing programs, the operation of a motorsports-themed entertainment complex, the wholesale and retail distribution of racing tires and accessories, certain souvenir merchandising operations not associated with the promotion of motorsports events at the Company's facilities, construction management services, leasing operations, financing and licensing operations are included in the "All Other" segment.  The Company evaluates financial performance of the business units on operating profit after allocation of corporate selling, general and administrative ("SG&A") expenses.  Corporate SG&A expenses are allocated to business units based on each business unit's net revenues to total net revenues.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  Intersegment revenues were approximately $1.6 million, $3.9 million and $16.8 million for the years ended November 30, 1998, 1999, and 2000, respectively.

	Year ended November 30,
	1998	1999	2000
	(In Thousands)
Net revenues:
Motorsports events	$ 166,737	$ 267,130	$ 396,664
All other	23,805	35,494	60,582
Total	$ 190,542	$ 302,624	$ 457,246

Operating income:
Motorsports events	$ 57,833	$ 91, 913	$113,212
All other	3,081	4,043	9,100
Total	$ 60,914	$ 95,956	$ 122,312

		As of November 30,
		1999	2000
		(In Thousands)
Total assets:
Motorsports events		$ 1,547,510	$ 1,521,639
All other		51,617	143,799
Total		$ 1,599,127	$ 1,665,438

NOTE 15  -  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

In connection with the registered Senior Notes (See Note 5), the Company is required to provide condensed consolidating financial information for its subsidiary guarantors.  The Company has not presented separate financial statements for each of the guarantors, because it has deemed that such financial statements would not provide the investors with any material additional information.   During the year ended November 30, 2000, certain operations of the Company were segregated into wholly-owned guarantor subsidiaries of the Company.  As a result, the financial position, results of operations and cash flows of the Company in relation to its wholly-owned guarantor subsidiaries are not comparable on a period-to-period basis.

Included are condensed consolidating balance sheets as of November 30, 1999 and 2000, and the condensed consolidating statements of income and cash flows for the years ending November 30, 1998, 1999 and 2000, of: (a) the Parent; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate Parent with guarantor and non-guarantor subsidiaries; and (e) the Company on a consolidated basis.

Condensed Consolidating Balance Sheet As Of November 30, 2000

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations

Consolidated

	(In Thousands)

Current assets	$ 47,932	$ 92,284	$ 10,019	$ (63,725)	$ 86,510
Property and Equipment, net	123,325	506,161	165,383	-	794,869
Advances to and investments in subsidiaries	1,491,683	417,329	-	(1,909,012)	-
Equity investments	-	28,579	-	-	28,579
Goodwill, net	-	661,500	30,981	-	692,481
Other assets	12,203	8,543	42,253	-	62,999
Total Assets	$ 1,675,143	$ 1,714,396	$ 248,636	$ (1,972,737)	$ 1,665,438

Current liabilities	$ 9,638	$ 143,119	$ 25,638	$ (37,844)	$ 140,551
Long-term debt	704,260	(1,691)	160,293	(392,311)	470,551
Deferred income taxes	29,779	64,169	(5,414)	-	88,534
Other liabilities	-	-	14,931	-	14,931
Total shareholders' equity	931,466	1,508,799	53,188	(1,542,582)	950,871
Total Liabilities and Shareholders’ Equity	$ 1,675,143	$ 1,714,396	$ 248,636	$ (1,972,737)	$ 1,665,438
	Condensed Consolidating Balance Sheet As Of November 30, 1999

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations

Consolidated

	(In Thousands)

Current assets	$ 38,463	$ 34,052	$ 4,688	$ (12,228)	$ 64,975
Property and Equipment, net	174,726	377,107	105,849	-	657,682
Advances to and investments in subsidiaries	925,834	2,662	-	(928,496)	-
Equity investments	-	17,423	-	-	17,423
Goodwill, net	-	510,635	31,948	-	542,583
Other assets	228,422	1,132	86,910	-	316,464
Total Assets	$ 1,367,445	$ 943,011	$ 229,395	$ (940,724)	$ 1,599,127

Current liabilities	$ 80,170	$ 40,821	$ 8,181	$ (12,300)	$ 116,872
Long-term debt	384,662	90,300	157,784	(136,679)	496,067
Deferred income taxes	34,743	38,320	(772)	-	72,291
Other liabilities	-	-	11,427	-	11,427
Total shareholders' equity	867,870	773,570	52,775	(791,745)	902,470
Total Liabilities and Shareholders’ Equity	$ 1,367,445	$ 943,011	$ 229,395	$ (940,724)	$ 1,599,127

Condensed Consolidating Statement of Income For the Year Ended November 30, 2000

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations

Consolidated

	(In Thousands)

Total revenues	$ 104	$453,359	$ 25,749	$ (38,782)	$ 440,430
Total expenses	21,265	312,123	23,512	(38,782)	318,118
Operating (loss) income	(21,161)	141,236	2,237	-	122,312
Interest and other income (expense), net	7,915	27,262	(3,915)	(61,740)	(30,478)
Net income	5,567	103,909	2,690	(61,740)	50,426

Condensed Consolidating Statement of Income For the Year Ended November 30, 1999

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations

Consolidated

	(In Thousands)

Total revenues	$ 156,899	$139,329	$ 19,681	$ (17,187)	$ 298,722
Total expenses	96,131	111,439	12,383	(17,187)	202,766
Operating (loss) income	60,768	27,890	7,298	-	95,956
Interest and other income (expense), net	12,880	(5,819)	(1,035)	(6,700)	(674)
Net income	46,932	9,469	6,912	(6,700)	56,613

Condensed Consolidating Statement of Income For the Year Ended November 30, 1998

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations

Consolidated

	(In Thousands)

Total revenues	$ 128,902	$73,134	$ -	$ (13,068)	$ 188,968
Total expenses	79,722	61,038	362	(13,068)	128,054
Operating (loss) income	49,180	12,096	(362)	-	60,914
Interest and other income (expense), net	15,758	(3,399)	(1)	(8,186)	4,172
Net income	40,466	8,245	(333)	(8,186)	40,192

	Condensed Consolidating Statement of Cash Flows For The Year Ended November 30, 2000

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations

Consolidated

	(In Thousands)

Net cash provided by (used in) operating activities	$ (23,850)	$ 181,246	$ 17,090	$(34,440)	$ 140,046
Net cash provided by (used in) investing activities	45,510	(162,675)	(16,699)	34,440	(99,424)
Net cash provided by (used in) financing activities	(29,669)	(17)	1,845	-	(27,841)
	Condensed Consolidating Statement of Cash Flows For The Year Ended November 30, 1999

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations

Consolidated

	(In Thousands)

Net cash provided by operating activities	$ 79,133	$ 21,414	$ 6,665	$ (6,772)	$100,440
Net cash provided by (used in) investing activities	(395,432)	(244)	(73,892)	72	(469,496)
Net cash provided by (used in) financing activities	301,067	(8,095)	68,519	6,700	368,191

Condensed Consolidating Statement of Cash Flows For The Year Ended November 30, 1998

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations

Consolidated

	(In Thousands)

Net cash provided by operating activities	$ 73,755	$ 15,744	$ 351	$(8,186)	$81,664
Net cash provided by (used in) investing activities	(165,344)	11,063	(218)	-	(154,499)
Net cash provided by (used in) financing activities	115,195	(21,844)	-	8,186	101,537

Schedule II  -  Valuation and Qualifying Accounts

Description	Balance beginning of period	Additions charged to costs and expenses	Deductions (A)	Balance at end of period
(In Thousands)
For the year ended
November 30, 2000

Allowance for
Doubtful accounts	$ 1,000	$ 516	$ 316 (C)	$1,200

For the year ended
November 30, 1999

Allowance for
Doubtful accounts	$ 100	$ 950 (B)	$ 50	$ 1,000

For the year ended
November 30, 1998

Allowance for
Doubtful accounts	$ 100	$ 79	$ 79	$ 100

(A)  Uncollectible accounts written off, net of recoveries.

(B) $57 was acquired as part of the PMI acquisition.

(C) $67 was deducted as a result of the sale of the Competition Tire subsidiaries

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

          ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers, directors and nominees for directors of the Company are as follows:

NAME	AGE (as of 2/28/2001)	POSITION WITH THE COMPANY
William C. France	67	Chairman of the Board, Chief Executive Officer and Director
Roger S. Penske	64	Vice-Chairman and Director
James C. France	56	President, Chief Operating Officer and Director
Lesa D. Kennedy	39	Executive Vice President and Director
H. Lee Combs	47	Senior Vice President – Corporate Development and Director
John R. Saunders	44	Senior Vice President – Operations
Gregory W. Penske	38	Senior Vice President – Western Operations and Director
Susan G. Schandel	37	Vice President, Chief Financial Officer and Treasurer
W. Garrett Crotty	37	Vice President, Secretary and General Counsel
Robert E. Smith	68	Vice President – Administration
John E. Graham, Jr.	52	Vice President
W. Grant Lynch, Jr.	47	Vice President
James H. Hunter	61	Vice President
Leslie A. Richter	70	Vice President – Special Projects
J. Hyatt Brown	63	Director
John R. Cooper	68	Director
Walter P. Czarnecki	57	Director
Robert R. Dyson	54	Director
James H. Foster	74	Director
Brian Z. France	38	Director
Christy F. Harris	55	Director
Raymond K. Mason, Jr.	45	Director
Edward H. Rensi	56	Director
Lloyd E. Reuss	64	Director
Chapman Root, II	51	Director
Thomas W. Staed	69	Director

     The Company's Articles provide that the Board of Directors be divided into three classes, with regular three year staggered terms. Messrs. William C. France, Combs, Foster, Harris, Gregory W. Penske and Root were elected to hold office until the annual meeting of shareholders to be held in 2001, Messrs. James C. France, Cooper, Brian Z. France, Mason, Roger S. Penske and Reuss were elected to hold office until the annual meeting of shareholders to be held in 2002, and Ms. Kennedy and Messrs. Brown, Czarnecki, Dyson, Rensi and Staed were elected to hold office until the annual meeting of shareholders to be held in 2003.  Pursuant to the merger agreement for the PMI Acquisition the Company is currently obligated to place three individuals designated by Penske Performance, Inc. on its board of directors and to include such designees as nominees recommended by the Company's board of directors at future elections of directors by shareholders.  Messrs. Roger S. Penske, Gregory W. Penske and Walter P. Czarnecki are presently the designees of Penske Performance, Inc. serving on the Company's board of directors.

     For the election of directors at the Annual Meeting of Shareholders in April 2001, the Board has approved the nomination of Messrs. William C. France, Combs, Harris, Gregory W. Penske and Root as directors to serve for a three year term and hold office until the annual meeting of shareholders to be held in 2004.

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

     Mr. Roger S. Penske, has served as a director and Vice Chairman since July 1999. Mr. Penske was Chairman of the Board of PMI from March of 1996 until its acquisition by the Company in 1999. Prior to March 1996, Mr. Penske was Chairman of the Board of Michigan International Speedway, Inc. ("Michigan Speedway") since 1973, Chairman of the Board and President of Pennsylvania International Raceway, Inc. ("Nazareth Speedway") since 1986, and Chairman of the Board of California Speedway Corporation ("California Speedway") since 1994. Mr. Penske is also Chairman of the Board and Chief Executive Officer of Penske Corporation. Penske Corporation is a privately‑owned diversified transportation services company which (among other things) holds, through its subsidiaries, interests in a number of businesses, including the Company. Mr. Penske is also a member of the Boards of Directors of General Electric Company, Detroit Diesel Corporation, United Auto Group, Inc., and Delphi Automotive Systems, Inc. Mr. Penske is also a founder of Penske Racing, Inc. and Penske Racing South, Inc.

     Mr. James C. France, a director since 1970, has served as President and Chief Operating Officer of the Company since 1987.

     Ms. Lesa D. Kennedy, a director since 1984, was appointed Executive Vice President of the Company in January 1996. Ms. Kennedy served as the Company's Secretary from 1987 until January 1996 and served as its Treasurer from 1989 until January 1996.

     Mr. H. Lee Combs, a director since 1987, was appointed the Company's Senior Vice President‑Corporate Development in July 1999.  He served as Senior Vice President-Operations since January 1996 until that date. Mr. Combs served as a Vice President and the Company's Chief Financial Officer from 1987 until January 1996.

     Mr. John R. Saunders has served as Senior Vice President-Operations, since July 1999. He had served as a Vice President since 1997 and was President of Watkins Glen International from 1983 until 1997.

     Mr. Gregory W. Penske has served as Senior Vice President-Western Operations and a director since July 1999. Mr. Penske had been a director of PMI since its  formation and President and Chief Executive Officer since July 1, 1997. Prior to July 1, 1997, Mr. Penske served as an Executive Vice President of PMI since February 1996. In addition, Mr. Penske served as President of the California Speedway from January 1997 to January 1999. Mr. Penske is also the President of Penske Automotive Group, Inc., which owns and operates five automobile dealerships in Southern California, and has served in that position since December 1993. From July 1992 to the present, Mr. Penske served as the President of D. Longo, Inc., which owns and operates a Toyota dealership in El Monte, California and is a subsidiary of Penske Automotive Group, Inc.

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

     Mr. Robert E. Smith has served as Vice President‑‑Administration of the Company for more than five years.

     Mr. John E. Graham, Jr., has served as a Vice President and as President of Daytona International Speedway since November 1994.

     Mr. W. Grant Lynch, Jr. has served as a Vice President and as President of Talladega Superspeedway since joining the Company in November 1993.

     Mr. James H. Hunter has served as a Vice President and as President of Darlington Raceway since joining the Company in November 1993.

     Mr. Leslie A. Richter has served as Vice President of the Company since February 2000.  Mr. Richter has served as the Executive Vice President of the California Speedway since November 1994.

     Mr. J. Hyatt Brown, a director since 1987, serves as the President and Chief Executive Officer of Brown & Brown, Inc. and has been in the insurance business since 1959. Mr. Brown also serves as a director of Rock Tenn Co., SunTrust Banks, Inc., BellSouth Corporation, and FPL Group, Inc.

     Mr. John R. Cooper, a director since 1987, served as Vice President ‑ Corporate Development of the Company from December 1987 until July 1994. Beginning January 1996 Mr. Cooper rejoined the Company staff.

     Mr. Walter P. Czarnecki has been a director since July 1999. Mr. Czarnecki had served as Vice Chairman of the Board of PMI since January 1996, and, prior thereto, served as PMI=s President. Mr. Czarnecki had also served as a senior executive of the Penske Speedway Group since 1979. Mr. Czarnecki is the Executive Vice President of Penske Corporation, has been a member of the Board of Directors of Penske Corporation since 1979 and serves as a director of Penske Truck Leasing Corporation, which is the general partner of Penske Truck Leasing Co., L.P.

     Mr. Robert R. Dyson, a director since January 1997, has served as Chairman and Chief Executive Officer of the Dyson‑Kissner‑Moran Corporation (DKM) since November 1992.

     Mr. James H. Foster, a director since 1968, served as the Company's Senior Vice President ‑ Special Projects from January 1994 until his retirement in 1997. Mr. Foster served as President of Daytona International Speedway from 1988 until 1994.

     Mr. Brian Z. France, a director since 1994, has served as NASCAR's Vice President of Marketing and Corporate Communications since December 1992 and as the Company's Manager‑‑Group Projects since February 1994.

     Mr. Christy F. Harris, a director since 1984, has been engaged in the private practice of business and commercial law for more than twenty years and currently practices with Peterson & Myers, P.A.

     Mr. Raymond K. Mason, Jr., a director since 1981, had served as Chairman and President of American Banks of Florida, Inc., Jacksonville, Florida, from 1978 until its sale in 1998.

     Mr. Edward H. Rensi, a director since January 1997, is currently Chairman & CEO of Team Rensi Motorsports.  Mr Rensi was an executive consultant with McDonald's Corporation from 1997 to 1998.  He served as President and Chief Executive Officer of McDonald's USA from 1991 until his retirement in 1997. He is also a director of Snap‑On Tools.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended November 30, 2000, Forms 5 and amendments thereto furnished to the Company with respect to the fiscal year ended November 30, 2000, and written representations furnished to the Company, there is no person who, at any time during the fiscal year, was a director, officer, or beneficial owner of more than ten percent of any class of the Company=s securities that failed to file on a timely basis reports required by section 16(a) of the Exchange Act during the fiscal year ended November 30, 2000.

DIRECTOR COMPENSATION

     In 2000 prior to the April 2000 annual meeting the Company compensated each non‑employee director by paying a monthly retainer of $750, a $1,500 fee for each meeting of the Board of Directors attended and a $750 fee for each Board committee meeting attended. Commencing with the April 2000 annual meeting the Company compensated each non-employee director with (i) a $10,000 annual retainer which each non-employee director can elect to receive in either cash or options to acquire Class A Common Stock (in 2000 all non-employee directors elected to receive the options.); (ii) an annual grant of options worth $20,000 to acquire Class A Common Stock; and (iii) a $1,500 fee for each meeting of the Board of Directors attended and a $750 fee for each Board committee meeting attended.  Options are issued pursuant to the 1996 Long-Term Incentive Plan, and valued using the Black-Scholes method.  Accordingly, on April 5, 2000 each non-employee director received options to acquire 1,103 shares of Class A Common Stock with an exercise price of $44.50.  The options are first exercisable on April 5, 2001 and expire on April 5, 2010.  The value of the aggregate retainers and fees paid to directors with respect to fiscal 2000 services totaled approximately $192,000. The Company also reimburses directors for all expenses incurred in connection with their activities as directors.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the total compensation paid by the Company, for services rendered during the last three fiscal years, to the Company's Chief Executive Officer and the Company's other four most highly compensated executive officers during fiscal 2000 (collectively the "Named Officers").

	Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus (3)	Restricted Stock Awards (1)	All Other Compensation (2)

William C. France	2000	$445,109	$ 0	$240,202	$761,017
Chairman and Chief	1999	$423,485	$393,083	$ 0	$768,920
Executive Officer	1998	$380,513	$172,826	$ 0	$774,441

James C. France	2000	$402,837	$ 0	$173,485	$470,290
President and Chief	1999	$383,025	$316,909	$ 0	$472,183
Executive Officer	1998	$341,342	$125,064	$ 0	$477,319

Lesa D. Kennedy	2000	$270,826	$ 28,250	$109,172	$ 11,533
Executive Vice	1999	$232,940	$197,634	$174,972	$ 11,122
President	1998	$222,977	$ 71,295	$121,000	$ 9,559

Gregory W. Penske	2000	$438,900	$125,613	$ 0	$ 0
Senior Vice President -	1999	$146,774	$ 97,650	$ 0	$ 0
Western Operations	1998			$ 0	$ 0

H. Lee Combs	2000	$240,967	$ 64,974	$ 88,657	$ 14,279
Senior Vice President -	1999	$227.967	$179,727	$174,972	$ 14,377
Corporate Development	1998	$218,161	$ 70,018	$121,000	$ 13,156

(1)     Reflects the aggregate market value of shares awarded under the Company's 1996 Long‑Term Incentive Plan (calculated as of the date of the award).  The indicated awards were made in April with respect to services rendered in the prior fiscal year. See Note 12 of Notes to the Company's Consolidated Financial Statements.

(2)      The compensation reported in this column consists of (i) payments for insurance, including premium payments and related expense for split‑dollar and other life insurance, accidental death and dismemberment insurance, group health insurance, and long and short term disability insurance, (ii) medical expense reimbursements, and (iii) contributions to the Company's 401(k) plan. The  amounts applicable to each Named Officer for each category for fiscal 2000 are as follows:  William C. France ($757,017, $4,000 and $0, respectively); James C. France ($463,428, $62 and $6,800,  respectively);  Lesa D. Kennedy ($4,733, $0 and $6,800, respectively); Gregory W. Penske ($0, $0 and $0, respectively); and H. Lee Combs ($4,698, $2,781 and $6,800, respectively). Pursuant to the Company's split‑dollar life insurance arrangements, the premiums will be repaid to the Company in future periods. See Note 10 of Notes to the Company's Consolidated Financial Statements.

(3)     Both the Chairman/CEO and President/COO elected not to take incentive compensation for fiscal year 2000 performance.  Motivation for this act was solely personal and not required for corporate financial performance purposes.  The Compensation Committee and the full Board of Directors acceded to their request for fiscal year 2000.

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

     The incentive compensation for the Chairman/CEO and President/COO is, again, proposed by the Compensation Committee and presented to the full Board of Directors for ratification. Both the Chairman/CEO and President/COO elected not to take incentive compensation for fiscal year 2000 performance.  Motivation for this act was solely personal and not required for corporate financial performance purposes.  The Compensation Committee and the full Board of Directors acceded to their request for fiscal year 2000.

LONG TERM INCENTIVE PLAN COMPENSATION

     1994 LONG-TERM INCENTIVE PLAN.  In 1993, based upon recommendation of the Compensation Committee, the Company retained the HayGroup to assist in the design of a long term incentive compensation plan for specified key employees, which is known as the "International Speedway Corporation 1994 Long‑Term Incentive Plan" (the "1994 Plan").  The 1994 Plan was recommended by the Compensation Committee of the Board of Directors, unanimously approved by all outside directors and ratified by the entire Board of Directors on November 17, 1993.  It was approved by the written consent of the holders of a majority of the outstanding shares of the Company on the same date.  The purpose of the 1994 Plan was to attract and retain qualified and competent executives by providing significant opportunities for capital accumulation and to enhance the growth and profitability of International Speedway Corporation (the "Company") by focusing on long‑term goals and creation of increases in shareholder value. The 1994 Plan set aside restricted stock in the amount of 50,000 old pre 15‑1 split shares of common stock for its implementation, which were converted, on the 15‑1 basis, into 750,000 shares of Class B Common Stock.  Awards of restricted shares of stock were assigned to officers and key employees who were capable of having a significant impact on the performance of the Company.  The amount of shares for each initial participant was based primarily on an analysis and recommendations by compensation specialists of the HayGroup. Awards were granted based upon Company performance in fiscal years 1994, 1995 and 1996. The ability to issue additional shares under the 1994 Plan expired after the grants based on fiscal 1996 results. The restricted shares were granted to participants each year based upon the Company's performance as measured against annual financial goals established in advance by the Board of Directors.  Several aspects of the 1994 Plan and its implementation are subject to the discretion of the Compensation Committee.

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

     1996 LONG-TERM INCENTIVE PLAN.    The Company's 1996 Long‑term Incentive Plan (the "1996 Plan") was adopted by the Board of Directors in September 1996. It was approved by the written consent of the holders of a majority of the outstanding shares of the Company in November 1996. The purpose of the 1996 Plan is to attract and retain key employees and consultants of the Company, to provide an incentive for them to achieve long‑range performance goals, and to enable them to participate in the long‑term growth of the Company.

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

    Awards of restricted shares of Class A Common Stock were made under the 1996 Plan in April 1998, 1999 and 2000, based upon fiscal 1997, 1998 and 1999 results.  The amount of the awards was based upon the Company's performance as measured against annual financial goals established in advance by the Board of Directors. These awards of restricted shares of Class A Common Stock are initially restricted and will not immediately vest to the participant, but, instead carry a continued employment restriction of 3 years on 50% of the grant and 5 years on the other 50% of the grant.  If employment ends prior to the expiration of the vesting period for reasons acceptable to the Compensation Committee (death, disability, retirement, etc.) the Company may determine to vest all or a portion of the unvested and unearned restricted shares.  Termination of employment for any other reason will result in forfeiture of all unvested and unearned shares.  Awards of restricted shares of Class A Common Stock under the 1996 Plan are to be made in April 2001, based upon fiscal 2000 results and will carry restrictions equivalent to those imposed on the awards in 1998 - 2000.

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

     In addition, commencing with the April 2000 annual meeting, a portion of each non-employee director’s compensation  became awards of options to acquire Class A Common Stock under the 1996 Plan.  The options issued on April 5, 2000 were valued using the Black-Scholes method, have an exercise price of $44.50, are first exercisable on April 5, 2001 and expire April 5, 2010.  On April 5, 2000 each non-employee director received options to acquire 1,103 shares of Class A Common Stock with an approximate value on the date of issuance of $30,000.  Additional options to acquire Class A Common Stock under the 1996 Plan are to be awarded to non-employee directors on the date of the 2001 annual meeting (see “Director Compensation”).

COLLATERAL ASSIGNMENT SPLIT-DOLLAR INSURANCE

     In October 1995, based upon evaluation and recommendation of the Compensation Committee, the Company entered into collateral assignment split‑ dollar insurance agreements covering the lives of the Chairman/CEO, the President/COO and their respective spouses.  Pursuant to the agreements, the Company will advance annual premiums of approximately $1,205,000 each year for a period of eight years.  Upon surrender of the policies or payment of the death benefits thereunder, the Company is entitled to the repayment of an amount equal to the cumulative premiums paid by the Company.  Although Securities and Exchange Commission (SEC) rules require disclosure of the entire premium advanced by the Company in the Summary Compensation Table, the Compensation Committee determined the compensation aspect of the plan was actually less than the total premium because of the repayment requirement and represented reasonable and appropriate compensation to the covered executives, when considered in light of their total compensation package.

     CHAIRMAN/CEO COMPENSATION BASES. The Compensation Committee determined a 4.4% increase in Chairman/CEO compensation was appropriate in light of the continued growth in earnings per share in 1999.

Thomas W. Staed

Chapman J. Root, II

Lloyd E. Reuss

PERFORMANCE GRAPH

     The rules of the Securities and Exchange Commission ("SEC") require the Company to provide a line graph covering at least the last five fiscal years and comparing the yearly percentage change in the Company's total shareholder return on common stock with the cumulative total return of a broad equity index assuming reinvestment of dividends and the cumulative total return, assuming reinvestment of dividends, of a published industry or line‑of‑business index; peer issuers selected in good faith; or issuers with similar market capitalization.  The graph below compares the cumulative total five year return of the Company's common stock (upon the assumption that an original $100 investment was made in pre‑split common stock which automatically converted to Class B Common Stock on November 4, 1996) with that of the NASDAQ Stock Market Index (U.S. Companies) and with the 40 NASDAQ issues (U.S. companies) listed in SIC codes 7900‑7999, which encompasses service businesses in the amusement, sports and recreation industry, which includes indoor operations which are not subject to the impact of weather on operations and pari‑mutual and other wagering operations. The Company conducts large outdoor sporting and entertainment events which are subject to the impact of weather, and is not involved in pari‑mutual or other wagering. The stock price shown has been estimated from the high and low prices for each quarter for which the close is not available.  Because of the unique nature of the Company's business and the fact that only short‑term public information is available concerning a limited number of companies involved in the same line of business, and no public information is available concerning other companies in that line of business, the Company does not believe that the information presented below is meaningful.

COMPARISON OF FIVE YEAR CUMULATIVE RETURN AMONG

INTERNATIONAL SPEEDWAY CORP., NASDAQ Market Index and NASDAQ SIC 7900 Index

[The line graph on the information statement furnished to shareholders depicts the plotting of the following information.]

 Measurement Period                          ISC                          NASDAQ               NASDAQ

(Fiscal Year Covered)                                                          Market                    SIC 7900

                                                                                 Index                       Index

Measurement Pt ‑ 11/30/95 $100.00                   $100.00                   $100.00

FYE* 11/30/96                                        $125.33                   $122.50                   $  89.30

FYE  11/30/97                                         $128.79                   $152.60                   $109.60

FYE  11/30/98                                         $216.66                   $187.10                   $100.90

FYE  11/30/99                                         $400.02                   $322.00                   $150.70

FYE  11/30/00                                         $229.56                   $249.50                   $  85.30

* Adjusted to reflect current fiscal year end for comparability purposes.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   As of January 31, 2001, the Company had 23,923,526 shares of Class A Common Stock and 29,214,148 shares of Class B Common Stock issued and outstanding.  Each share of the Class A Common Stock is entitled to one-fifth of one vote on matters submitted to shareholder approval or a vote of shareholders.  Each share of the Class B Common Stock is entitled to one vote on matters submitted to shareholder approval or a vote of shareholders.  The following table sets forth certain information as of January 31, 2001 with respect to the beneficial ownership of each class of the Company=s common stock by:  (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of each class of common stock, (ii) each director of the Company who beneficially owns any such shares, (iii) each of the Company=s executive officers who beneficially owns any such shares, and (iv) all directors and executive officers of the Company as a group. As described in the notes to the table, voting and/or investment power with respect to certain shares of common stock is shared by the named individuals. Consequently, such shares may be shown as beneficially owned by more than one person.

	Number of Shares of Common Stock Beneficially Owned (2)			Percentage of Common Stock Beneficially Owned

Percentage of

							Combined Voting Power of All Classes of Common Stock

Name of Beneficial Owner (1)	Class A	Class B	Total	Class A	Class B	Total

France Family Group (3)	47,657	21,164,831	21,212,488	0.20%	72.45%	39.92%	62.28%
James C. France (4)	11,499	15,352,721	15,364,220	0.05%	52.55%	28.91%	45.16%
William C. France (5)	8,594	15,340,501	15,349,095	0.04%	52.51%	28.89%	45.13%
Roger S. Penske (6)	4,577,663	0	4,577,663	19.13%	0.00%	8.61%	2.69%
Penske Corp. (7)	4,552,621	0	4,552,621	19.03%	0.00%	8.57%	2.68%
Penske Performance, Inc. (8)	4,552,621	0	4,552,621	19.03%	0.00%	8.57%	2.68%
Lesa D. Kennedy (9)	14,095	620,813	634,908	0.06%	2.13%	1.19%	1.83%
Brian Z. France (10)	3,535	502,739	506,274	0.01%	1.72%	0.95%	1.48%
Raymond K. Mason (11)	1,042	196,740	197,782	0.00%	0.67%	0.37%	0.58%
James H. Foster (12)	20,277	161,102	181,379	0.08%	0.55%	0.34%	0.49%
Thomas W. Staed (13)	4,992	45,000	49,992	0.02%	0.15%	0.09%	0.14%
H. Lee Combs	10,361	39,697	50,058	0.04%	0.14%	0.09%	0.12%
Robert R. Dyson (14)	19,500	29,500	49,000	0.08%	0.10%	0.09%	0.10%
John E. Graham, Jr.	9,026	19,961	28,987	0.04%	0.07%	0.05%	0.06%
James H. Hunter	5,974	20,107	26,081	0.02%	0.07%	0.05%	0.06%
John R. Saunders	7,469	13,436	20,905	0.03%	0.05%	0.04%	0.04%
Chapman J. Root, II	5,042	12,000	17,042	0.02%	0.04%	0.03%	0.04%
W. Grant Lynch, Jr.	6,188	11,308	17,496	0.03%	0.04%	0.03%	0.04%
Susan G. Schandel (15)	5,386	10,100	15,486	0.02%	0.03%	0.03%	0.03%
J. Hyatt Brown (16)	2,400	9,000	11,400	0.01%	0.03%	0.02%	0.03%
Robert E. Smith (17)	5,196	7,960	13,156	0.02%	0.03%	0.02%	0.03%
W. Garrett Crotty (18)	3,933	3,653	7,586	0.02%	0.01%	0.01%	0.01%
John R. Cooper	6,042	1,500	7,542	0.03%	0.01%	0.01%	0.01%
Lloyd E. Reuss	9,000	0	9,000	0.04%	0.00%	0.02%	0.01%
Walter P. Czarnecki	8,230	0	8,230	0.03%	0.00%	0.02%	0.00%
Edward H. Rensi	0	1,500	1,500	0.00%	0.01%	0.00%	0.00%
Christy F. Harris (19)	5,600	150	5,750	0.02%	0.00%	0.01%	0.00%
Gregory W. Penske (20)	6,210	0	6,210	0.03%	0.00%	0.01%	0.00%
Leslie A. Richter	3,777	0	3,777	0.02%	0.00%	0.01%	0.00%
All directors and
executive officers as a
group (26 persons)(21)	4,761,031	20,908,162	25,669,193	19.90%	71.57%	48.31%	64.30%

(1)     Unless otherwise indicated the address of each of the beneficial owners identified is c/o the Company, 1801 West International Speedway Boulevard, Daytona Beach, Florida 32114.

(2)     Unless otherwise indicated, each person has sole voting and investment power with respect to all such shares.

(3)      Reflects the aggregate of 41,407 Class A and 20,325,448 Class B shares indicated in the table as beneficially owned by James C. France, William C. France, Lesa D. Kennedy and Brian Z. France, as well as 6,250 Class A shares held of record and 839,420 Class B shares held beneficially by the adult children of James C. France. See footnotes (4), (5), (9) and (10).

(4)     Includes (i) 1,500 Class A shares held of record and 304,725 Class B shares held beneficially by Sharon M. France, his spouse, (ii) 9,115,125 Class B shares held of  record by Western Opportunity Limited Partnership ("Western  Opportunity"), (iii) 4,052,369 Class B shares held of record by Carl  Investment Limited Partnership ("Carl"), and (iv) 1,880,502 Class B  shares held of record by White River Investment Limited Partnership ("White River"). James C. France is the sole shareholder and director of (x) Principal Investment Company, one of the two general partners of  Western Opportunity, (y) Quaternary Investment Company, the general partner of Carl, and (z) Secondary Investment Company, one of the two  general partners of White River. Also see     footnote (5). Does not include shares held beneficially by the adult children of James C. France.

(5)     Includes (i) 2,642 Class A shares held jointly with Betty Jane France, his spouse, (ii) 9,115,125 Class B shares held of  record by Western Opportunity, (iii) 4,344,874 Class B shares held of  record by Polk City Limited Partnership ("Polk City"), and (iv)  1,880,502 Class B shares held of record by White River. William C. France is the sole shareholder and director of each of (x) Sierra  Central Corp., one of the two general partners of Western Opportunity,  (y) Boone County Corporation, the general partner of Polk City, and (z)  Cen Rock Corp., one of the two general partners of White River. Also see footnote (4). Does not include the shares shown in the table as beneficially owned by Lesa  D. Kennedy and Brian Z. France, adult children of William C. France.

(6)     This owner=s address is 13400 West Outer Drive, Detroit, MI 48239-4001. Includes 4,552,621 Class A shares shown in the table as beneficially owned by Penske Corp. and Penske Performance, Inc.

(7)      This owner=s address is 13400 West Outer Drive, Detroit, MI 48239-4001. Shares shown are also beneficially owned by Roger S. Penske and Penske Performance, Inc.

(8)      This owner=s address is 1100 North Market Street, Suite 780, Wilmington, DE 19801.  Shares shown are also beneficially owned by Roger S. Penske and Penske Corp.

(9)     Includes (i) 2,542 Class A shares held of record by  Ms. Kennedy’s spouse as custodian for their minor son, Benjamin, (ii) 1,500 Class A shares held jointly with her spouse, (iii) 343,950 Class B shares held of record by BBL Lmited Partnership and (iv) 237,458 Class B shares held of record by Western Opportunity.  Mrs. Kennedy is the sole shareholder and a director of BBL Company, the sole general partner of BBL Limited Partnership.

(10)  Includes 244,498 Class B shares held by Zack Limited Partnership and 237,458 Class B shares held of record by Western Opportunity.  Mr. France is the sole shareholder and director of Zack Company, the sole general partner of Zack Limited Partnership.

(11)  Includes 75 Class B shares owned by The Raymond K. Mason, III Trust, as to which Mr. Mason disclaims beneficial ownership.

(12)  Includes (i) 12,698 Class B shares held of record by BEEJA Limited Partnership, (ii) 140,000 Class B shares held of record by Mountain-Ocean Limited Partnership and (iii) 833 Class A shares held with Barbara S. Foster, his spouse.

(13)  Owned jointly with Barbara Staed, his spouse.

(14)  Includes 5,000 Class A shares held in the Robert R. Dyson 1987 Family Trust and 9,500 Class A Shares held as Trustee of the Charles H. Dyson Trust No. 2, U/A dated 4/15/76.

(15)  Includes 1,204 Class A shares hale jointly with David C. Schandel, her spouse.

(16)  Held of record as joint tenants with Cynthia R. Brown, his spouse.

(17)  Includes 2,295 Class A shares held of record as joint tenants with his spouse.

(18)  Includes 100 Class B shares held by Mr. Crotty as Trustee for his son.

(19)  Includes 500 Class A shares held by M. Dale Harris, his spouse, and 1,500 Class A shares held by Mr. Harris as trustee of The Harris, Midyette, & Darby P.A. Profit Sharing Plan and Trust.

(20)  Includes 1,563 Class A shares held jointly with Patty Penske, his spouse.

(21)  See footnotes (4) through (20).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     NASCAR, which sanctions most of the Company's major racing events, is controlled by William C. France and James C. France.  Standard NASCAR sanction agreements require racetrack operators to pay various monies to NASCAR for each sanction event conducted. Included are sanction fees and prize and point fund monies. The prize and point fund monies are distributed by NASCAR to participants in the events. The aggregate NASCAR sanction fees and prize and point fund monies paid by the Company with respect to fiscal 1998, 1999 and 2000 were $28.8 million, $45.6 million, and $71.3 million, respectively.

     In addition, NASCAR and the Company share a variety of expenses in the ordinary course of business. NASCAR pays rent to the Company for office space based upon estimated fair market lease rates for comparable facilities. NASCAR also reimburses the Company for 50% of the compensation paid to personnel working in the Company's legal and risk management departments, as well as 50% of the compensation expense associated with receptionists and the Company's archive departments. The Company's payments to NASCAR for MRN Radio's broadcast rights to Craftsman Truck Series races represents an agreed‑upon percentage of the Company's advertising revenues attributable to such race broadcasts. NASCAR's reimbursement for use of the Company's mail room, graphics and publications departments, and the Company's reimbursement of  NASCAR for use of corporate aircraft, is based on actual usage. The aggregate amount paid by the Company to NASCAR for shared expenses, net of the amounts received from NASCAR for shared expenses, totaled approximately $160,000 and $356,000 during fiscal 1998 and 1999, respectively. The aggregate amount received from NASCAR by the Company for shared expenses, net of amounts paid by the Company for shared expenses, totaled approximately $281,000 during fiscal 2000. The Company strives to ensure, and management believes that, the terms of the Company's transactions with NASCAR are no less favorable to the Company than could be obtained in arms'‑length negotiations.

     J. Hyatt Brown, a director of the Company, serves as President and Chief Executive Officer of Brown & Brown, Inc. ("Brown"). Brown has received commissions for serving as the Company's insurance broker for several of the Company's insurance policies, including its property and casualty policy, certain employee benefit programs and the split‑dollar arrangements established for the benefit of William C. France, James C. France and their respective spouses. The aggregate commissions received by Brown in connection with Company policies were approximately $240,000, $185,000, and $435,000 during fiscal 1998, 1999 and 2000, respectively.

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

     Pursuant to the merger agreement for the PMI acquisition the Company is currently obligated to place three individuals designated by Penske Performance, Inc. on its board of directors and to include such designees as nominees recommended by the Company's board of directors at future elections of directors by shareholders.  Messrs. Roger S. Penske, Gregory W. Penske and Walter P. Czarnecki are presently the designees of Penske Performance, Inc. serving on the Company's board of directors.  Penske Performance, Inc. is wholly-owned by Penske Corporation which beneficially owns more than five percent of the outstanding stock of the Company.  Messrs. Penske, Penske and Czarnecki are also officers and directors of Penske Performance, Inc. and other Penske Corporation affiliates.  Roger S. Penske beneficially owns a majority of the voting stock of and controls Penske Corporation and its affiliates.  During fiscal 1999 subsequent to the PMI acquisition, and fiscal 2000, Penske Corporation provided the Company with certain executive and legal services at a cost of approximately $313,000 and $662,000, respectively.  Also, the Company, through certain subsidiaries acquired in the PMI acquisition, sold admissions to the Company's events, hospitality suite occupancy and related services, merchandise, apparel and racing tires and accessories to Penske Corporation and its affiliates.  In fiscal 1999 subsequent to the PMI acquisition, and fiscal 2000, Penske Corporation and its affiliates paid approximately $759,000 and $1.9 million, respectively, for the aforementioned goods and services.  The Company has outstanding receivables and payables/accrued expenses related to Penske Corporation and its affiliates of approximately $186,000 and $433,000, respectively, at November 30, 1999 and $295,000 and $186,000, respectively, at November 30, 2000.

     The Company sold its ownership in its Competition Tire subsidiaries to Competition Tire, LLC on November 15, 2000.  The ownership of Competition Tire, LLC includes Competition Tire East, Inc. (an unrelated entity), Penske Performance Holdings Corp. (a wholly-owned subsidiary of Penske Corporation) and certain former members of management of the Company's Competition Tire subsidiaries.

PART IV

ITEM 14.                EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES,

                                AND REPORTS ON FORM 8‑K

 (a)    Documents filed as a part of this report

1.     Consolidated Financial Statements listed below:

Consolidated Balance Sheets

      ‑ November 30, 1999 and 2000

Consolidated Statements of Income

      ‑ Years ended November 30, 1998, 1999, and 2000

Consolidated Statements of Shareholders' Equity

      ‑ Years ended November 30, 1998, 1999, and 2000

Consolidated Statements of Cash Flows

      ‑ Years ended November 30, 1998, 1999, and 2000

Notes to Consolidated Financial Statements

2.    Consolidated Financial Statement Schedules listed below:

     II ‑ Valuation and qualifying accounts

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

3.   Exhibits:

Exhibit

Number           Description of Exhibit

3.1       - Articles of Amendment of the Restated and Amended Articles of  Incorporation of the Company, as filed with the Florida Department of State on July 26, 1999 (3.1)**

3.2       - Conformed Copy of Amended and Restated Articles of Incorporation of the Company, as amended as of July 26, 1999 (3.2)**

3.3       - Conformed Copy of Amended and Restated By-Laws of the Company.  (3)(ii)***

4.1       - Indenture, dated October 6, 1999, between the Company, its subsidiaries, and First Union National Bank, as Trustee. (2)****

4.2       - Registration Rights Agreement, dated October 6, 1999, among Salomon Smith Barney and First Union Securities, Inc. and the Company (4.3)*****

4.3       - Form of Registered Note (included in Exhibit 4.1). (2)****

4.4       - $300,000,000 Credit Agreement, dated as of July 21, 1999, as amended, among the Company, certain subsidiaries and the lenders party thereto. (1)****

10.1      ‑ Daytona Property Lease (3)***

10.2      ‑ 1994 Long‑Term Incentive Plan (4)***

10.3      ‑ 1996 Long‑Term Incentive Plan (5)***

10.4      - Split-Dollar Agreement (WCF)* (6)***

10.5      - Split-Dollar Agreement (JCF)* (7)***

22        ‑ Subsidiaries of the Registrant - filed herewith

     *Compensatory Plan required to be filed as an exhibit pursuant to Item 14(c).

   **Incorporated by reference to the exhibit shown in parentheses and filed with the Company=s Report on Form 8-K dated July 26, 1999

  ***Incorporated by reference to the exhibit shown in parentheses and filed with the Company=s Report on Form 10-K for the year ended November 30, 1998.

 ****Incorporated by reference to the exhibit shown in parentheses and filed with the Company=s report on Form 10-Q for the quarter ended August 31, 1999.

*****Incorporated by reference to the exhibit shown in parentheses and filed with the Company=s Registration Statement filed on Form S-4 File No. 333-94085.

(b)  Reports on Form 8‑K

     During the fourth quarter of the period covered by this report the Company filed the following reports on Form 8-K:

     The Company filed a report on Form 8-K dated October 5, 2000 which reported under Item 5, the issuance of a press release on October 5, 2000 announcing the financial results for the third quarter and nine months ended August 31, 2000.

     The Company filed a report on Form 8-K dated January 30, 2001 which reported under Item 5, the issuance of a press release on January 30, 2001 announcing the financial results for the three-months and full year ended November 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                                                                  INTERNATIONAL SPEEDWAY CORPORATION

Date:       February 20, 2001                                  /s/ William C. France

                                                                                                  William C. France,

                                                                                                  Chairman, Chief Executive Officer & Director

Date:       February 20, 2001                                  /s/ Susan G. Schandel

                                                                                                  Susan G. Schandel

                                                                                                  Chief Financial Officer

Date:       February 20, 2001                                  /s/ James C. France

                                                                                                  James C. France

                                                                                                  Director

Date:       February 20, 2001                                  /s/ Lesa D. Kennedy

                                                                                                  Lesa D. Kennedy

                                                                                                  Director

Date:       February 20, 2001                                  /s/ H. Lee Combs

                                                                                                  H. Lee Combs

                                                                                                  Director

Date:       February 20, 2001                                  /s/ J. Hyatt Brown

                                                                                                  J. Hyatt Brown

                                                                                                  Director

Date:       February 20, 2001                                  /s/ Raymond K. Mason, Jr.

                                                                                                  Raymond K. Mason, Jr.

                                                                                                  Director

Date:       February 20, 2001                                  /s/ Thomas W. Staed

                                                                                                  Thomas W. Staed

                                                                                                  Director

Date:       February 20, 2001                                  /s/ Chapman Root, II

                                                                                                  Chapman Root, II

                                                                                                  Director

Date:       February 20, 2001                                  /s/ Lloyd E. Reuss

                                                                                                  Lloyd E. Reuss

                                                                                                  Director

Date:       February 20, 2001                                  /s/ Brian Z. France

                                                                                                  Brian Z. France

                                                                                                  Director

Date:       February 20, 2001                                  /s/ Daniel W. Houser

                                                                                                  Daniel W. Houser

Controller

SUBSIDIARIES OF THE REGISTRANT

Americrown Service Corporation,

a South Carolina Corporation

ASC Holdings, Inc.

a Kansas corporation

The California Speedway Corporation,

a Delaware Corporation

d/b/a California Speedway

Chicago Holdings, Inc.,

a Nevada Corporation

Daytona International Speedway, LLC

a Delaware LLC

Event Equipment Leasing, Inc.,

a Florida Corporation

Event Support Corporation,

a Florida Corporation

Great Western Sports, Inc.,

an Arizona Corporation,

d/b/a Tucson Raceway Park

HBP, Inc.

a Delaware corporation

Homestead-Miami Speedway, LLC

a Delaware LLC

d/b/a Homestead-Miami Speedway

International Speedway, Inc.

a Delaware corporation

ISC.COM, LLC

a Delaware LLC

ISC Properties, Inc.

a Florida Corporation

ISC Publications, Inc.

a Florida Corporation

Kansas Speedway Corporation,

a Kansas Corporation

Kansas Speedway Development Corp.

a Kansas Corporation

Miami Speedway Corp.,

a Nevada Corporation

Michigan International Speedway, Inc.

a Michigan Corporation

d/b/a Michigan Speedway

Motor Racing Network, Inc.,

a Florida Corporation

Motorsports Acceptance Corporation

a Delaware Corporation

Motorsports Alliance, LLC

a Delaware LLC

Motorsports International Corp.

a Pennsylvania Corporation

New York International Speedway Corporation

a Delaware Corporation

North American Testing Company,

a Florida Corporation

North Carolina Speedway, Inc.,

a North Carolina Corporation

d/b/a North Carolina Speedway

Pennsylvania International Raceway, Inc.

a Pennsylvania Corporation

d/b/a Nazareth Speedway

Phoenix Speedway Corp.,

a Delaware Corporation

d/b/a/ Phoenix International Raceway

Regiment, Inc.

a North Carolina Corporation

Richmond International Raceway, Inc.

a Delaware Corporation

Rocky Mountain Speedway Corporation

a Colorado Corporation

Seasonal Services, Inc.,

a Florida Corporation

South Carolina International Speedway Corporation,

a South Carolina Corporation,

d/b/a Darlington International Raceway

Talladega Superspeedway, LLC

a Delaware LLC

Watkins Glen International, Inc.,

a Delaware Corporation

d/b/a Watkins Glen International

88 Corp.

a Delaware Corporation