Form 10-Q
period 2001-02-28
INTERNATIONAL SPEEDWAY CORP
filed 2001-04-16
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2001

INTERNATIONAL SPEEDWAY CORPORATION

(Exact name of registrant as specified in its charter)

FLORIDA	O-2384	59-0709342
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)
1801 WEST INTERNATIONAL SPEEDWAY BOULEVARD, DAYTONA BEACH, FLORIDA	32114
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (386) 254-2700

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

Class A Common Stock – 24,132,363 shares as of March 31, 2001.

Class B Common Stock – 28,990,984 shares as of March 31, 2001.

PART I .           FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Balance Sheets

	November 30,	February 28,
	2000	2001
		(Unaudited)
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$50,592	$52,847
Short-term investments	200	200
Receivables, less allowance of $1,200 and $1,500, respectively	21,916	56,686
Inventories	3,009	3,500
Prepaid expenses and other current assets	10,793	10,932

Total Current Assets	86,510	124,165

Property and Equipment, net of accumulated depreciation of $116,942
and $124,794, respectively	794,869	816,059
Other Assets:
Equity investments	28,579	28,412
Goodwill, less accumulated amortization of $24,807 and
$29,331, respectively	692,481	688,002
Restricted investments (Note 2)	35,193	29,534
Other	27,806	29,172

	784,059	775,120

Total Assets	$1,665,438	$1,715,344

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,340	$16,404
Deferred income	111,492	143,493
Current portion of long-term debt (Note 2)	5,165	9,215
Income taxes payable	-	5,658
Other current liabilities	9,554	16,309

Total Current Liabilities	140,551	191,079

Long-Term Debt (Note 2)	470,551	441,540
Deferred Income Taxes	88,534	94,342
Long-Term Deferred Income	11,780	11,932
Other Long-Term Liabilities	-	219
Minority Interest	3,151	2,854
Commitments and Contingencies	-	-
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized;
23,687,603 and 24,088,378 issued and outstanding at November 30,
2000 and February 28, 2001, respectively	237	241
Class B Common Stock $.01 par value, 40,000,000 shares authorized;
29,457,567 and 29,034,969 issued and outstanding at November 30,
2000 and February 28, 2001, respectively	294	290
Additional paid-in capital	690,114	690,105
Retained earnings	262,846	285,160
Accumulated other comprehensive loss	-	(219)

	953,491	975,577
Less: unearned compensation-restricted stock	2,620	2,199

Total Shareholders’ Equity	950,871	973,378

Total Liabilities and Shareholders’ Equity	$1,665,438	$1,715,344

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Statements of Income

	Three Months Ended
	February 29,	February 28,
	2000	2001
	(Unaudited)

	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$48,594	$49,905
Motorsports related income	45,774	54,416
Food, beverage and merchandise income	16,237	15,194
Other income	990	1,174

	111,595	120,689

EXPENSES:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	18,792	19,309
Motorsports related expenses	17,142	16,659
Food, beverage and merchandise expenses	8,553	7,852
General and administrative expenses	19,081	19,508
Depreciation and amortization	12,840	12,964

	76,408	76,292

Operating income	35,187	44,397
Interest income	1,549	1,220
Interest expense	(8,062)	(6,257)
Equity in net loss from equity investments	(552)	(635)
Minority interest	263	297

Income before income taxes	28,385	39,022
Income taxes	12,288	16,272

Net income	$16,097	$22,750

Basic earnings per share	$0.30	$0.43

Diluted earnings per share	$0.30	$0.43

Dividends per share	$0.00	$0.00

Basic weighted average shares outstanding	52,948,817	52,984,474

Diluted weighted average shares outstanding	53,040,684	53,063,530

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation- Restricted Stock	Total Shareholders’ Equity

	(In Thousands)

Balance at November 30, 1999	$229	$302	$687,321	$216,432	$-	$(1,814)	$902,470
Activity 12/1/99 – 2/29/00 – unaudited:
Net income	-	-	-	16,097	-	-	16,097
Reacquisition of previously issued
common stock	-	-	(354)	(824)	-	-	(1,178)
Conversion of Class B Common Stock
to Class A Common Stock	3	(3)	-	-	-	-	-
Income tax benefit related to restricted
stock plan	-	-	1,169	-	-	-	1,169
Amortization of unearned compensation	-	-	-	-	-	228	228

Balance at February 29, 2000 – unaudited	232	299	688,136	231,705	-	(1,586)	918,786
Activity 3/1/00 – 11/30/00 – unaudited:
Net income	-	-	-	34,329	-	-	34,329
Cash dividends ($.06 per share)	-	-	-	(3,188)	-	-	(3,188)
Restricted stock grant	-	-	1,978	-	-	(1,978)	-
Conversion of Class B Common Stock
to Class A Common Stock	5	(5)	-	-	-	-	-
Amortization of unearned compensation	-	-	-	-	-	944	944

Balance at November 30, 2000	237	294	690,114	262,846	-	(2,620)	950,871
Activity 12/1/00 – 2/28/01 – unaudited:
Comprehensive income
Net income	-	-	-	22,750	-	-	22,750
Cummulative effect of change in

accounting for interest rate

swap (Note 1)
	-	-	-	-	472	-	472
Interest rate swap (Note 1)	-	-	-	-	(691)	-	(691)

Total comprehensive income	-	-	-	22,750	(219)	-	22,531
Reacquisition of previously issued
common stock	-	-	(281)	(436)	-	-	(717)
Conversion of Class B Common Stock
to Class A Common Stock	4	(4)	-	-	-	-	-
Forfeiture of restricted shares	-	-	(178)	-	-	128	(50)
Income tax benefit related to restricted
stock plan	-	-	450	-	-	-	450
Amortization of unearned compensation	-	-	-	-	-	293	293

Balance at February 28, 2001 - unaudited	$241	$290	$690,105	$285,160	$(219)	$(2,199)	$973,378

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	February 29,	February 28,
	2000	2001
	(Unaudited)

	(In Thousands)
OPERATING ACTIVITIES
Net income	$16,097	$22,750
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	12,840	12,964
Amortization of unearned compensation	228	293
Amortization of financing costs	436	351
Deferred income taxes	3,204	5,808
Undistributed loss from equity investments	552	635
Minority interest	(263)	(297)
Other, net	-	207
Changes in operating assets and liabilities:
Receivables, net	(13,800)	(34,770)
Inventories, prepaid expenses and other current assets	(4,403)	(841)
Accounts payable and other current liabilities	5,267	8,819
Deferred income	36,833	32,153
Income taxes payable	7,355	6,108

Net cash provided by operating activities	64,346	54,180

INVESTING ACTIVITIES
Change in short-term investments, net	690	-
Capital expenditures	(20,286)	(30,452)
Acquisition, net of cash acquired	(215,627)	-
Equity investments	(3,530)	(517)
Advances to affiliate	-	(1,500)
Change in restricted investments, net	219,446	5,659
Other, net	(135)	602

Net cash used in investing activities	(19,442)	(26,208)

FINANCING ACTIVITIES
Net borrowings (payments) under credit facilities	1,500	(20,000)
Payment of long-term debt	(2,500)	(5,000)
Reacquisition of previously issued common stock	(1,178)	(717)
Deferred financing fees	(197)	-

Net cash used in financing activities	(2,375)	(25,717)

Net increase in cash and cash equivalents	42,529	2,255
Cash and cash equivalents at beginning of period	37,811	50,592

Cash and cash equivalents at end of period	$80,340	$52,847

See accompanying notes.

International Speedway Corporation
Notes to Condensed Consolidated Financial Statements
November 30, 2000 and February 28, 2001
(Unaudited)

1.              Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and generally accepted accounting principles but do not include all of the information and disclosures required for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest annual report on Form 10-K for International Speedway Corporation and its majority-owned subsidiaries (the "Company"). In management's opinion, the statements include all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to conform to the financial presentation at February 28, 2001.

Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended, became effective for the Company on December 1, 2000.  SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.  SFAS 133 requires that all derivatives be recognized in the balance sheet at fair value.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item attributable to the hedged risk are recognized in earnings.  If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings.  The Company’s interest rate swap is designated as a cash flow hedge.  The cumulative effect of adoption of SFAS 133 resulted in an increase in other comprehensive income of approximately $472,000.  For the three months ended February 28, 2001, the Company had a reduction in other comprehensive income in connection with the cash flow hedge of approximately $691,000.

Earnings per share - Basic and diluted earnings per share are calculated in accordance with SFAS No. 128, "Earnings Per Share". The difference between basic weighted average shares and diluted weighted average shares is related to shares issued under the Company's long-term incentive stock plans, using the treasury stock method as prescribed by the standard.

Because of the seasonal concentration of racing events, the results of operations for the three-month periods ended February 29, 2000 and February 28, 2001 are not indicative of the results to be expected for the year.

2.              Long-Term Debt

Long-term debt consists of the following (in thousands):

	November 30, 2000	February 28, 2001

Senior Notes, net of discount of $269 and $251	$ 224,731	$ 224,749
Credit facilities	149,000	129,000
TIF bond debt service funding commitment, net of
discount of $1,565 and $1,544	68,935	68,956
Term debt	27,500	23,500
Notes payable	5,550	4,550

	475,516	450,755
Less: current portion	5,165	9,215

	$ 470,551	$ 441,540

The unsecured senior notes (“Senior Notes”) bear interest at 7.875% and rank equally with all of the Company’s other senior unsecured and unsubordinated indebtedness. The Senior Notes require semi-annual interest payments through maturity on October 15, 2004. The Senior Notes may be redeemed in whole or in part, at the option of the Company, at any time or from time to time at a redemption price as defined in the indenture. Certain of the Company’s subsidiaries are guarantors of the Senior Notes (See Note 5). The Senior Notes also contain various restrictive covenants.

The Company's $250 million revolving credit facility ("Credit Facility") matures on March 31, 2004, and accrues interest at LIBOR plus 50 -100 basis points, based on certain financial criteria.  At February 28, 2001, the Company had borrowings of $110.0 million under the Credit Facility.  The Credit Facility contains various restrictive covenants.

The Company’s Miami subsidiary has a $20 million credit facility (“Miami Credit Facility”) and a $27.5 million term loan (“Term Loan”). The Miami Credit Facility and Term Loan are guaranteed by the Company and have the same interest terms and restrictive covenants as the Company’s Credit Facility. The Miami Credit Facility will be automatically reduced to $15 million on December 31, 2002 and will mature on December 31, 2004.  At February 28, 2001, the Company had borrowings of $19.0 million under the Miami Credit Facility.  The Term Loan is payable in annual installments which range from $4.5 million to $7.0 million. The Company has an interest rate swap agreement that effectively fixes the floating rate on the outstanding balance under the Term Loan at 6.6% for the remainder of the loan period.

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

Simultaneous with the issuance of the TIF bonds, KSC deposited into a trust account the unexpended portion of its initial $77.9 million equity commitment to the Kansas project. The currently unexpended portions of the TIF bond proceeds and KSC’s equity contribution remaining in the trust accounts are classified as Restricted Investments on the Company’s balance sheet.

Total interest incurred by the Company was approximately $8.1 million and $6.3 million for the three months ended February 29, 2000 and February 28, 2001, respectively.  Total interest capitalized for the three months ended February 29, 2000 and February 28, 2001, was approximately $1.6 million and $3.1 million, respectively.

Financing costs of approximately $10.4 million, net of accumulated amortization, have been deferred and are included in other assets at February 28, 2001.  These costs are being amortized on an effective yield method over the life of the related financing.

3.             Related Party Disclosures and Transactions

All of the racing events that take place during the Company's fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association ("AHRMA"), the American Motorcyclist Association ("AMA"), the Automobile Racing Club of America ("ARCA"), Championship Auto Racing Teams ("CART"), the Championship Cup Series ("CCS"), the Federation Internationale de l'Automobile ("FIA"), the Federation Internationale Motocycliste ("FIM"), the Grand American Road Racing Association ("GARRA"), Historic Sportscar Racing ("HSR"), the International Race of Champions ("IROC"), the Indy Racing League ("IRL"), the National Association for Stock Car Auto Racing, Inc. ("NASCAR"), the Professional Monster Truck (“ProMT”), the Sports Car Club of America ("SCCA"), the Sportscar Vintage Racing Association ("SVRA"), the United States Auto Club ("USAC"), and the World Karting Association ("WKA"). NASCAR, which sanctions some of the Company's principal racing events, is a member of the France Family Group which controls in excess of 60% of the combined voting power of the outstanding stock of the Company and some members of which serve as directors and officers. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors totaled approximately $14.7 million and $17.3 million for the three-month periods ended February 29, 2000 and February 28, 2001, respectively.  GARRA sanctions various events at certain of the Company’s facilities.  While certain officers and directors of the Company are equity investors in GARRA, no officer or director has more than a 10% equity interest.  In addition, certain officers and directors of the Company, representing a non-controlling interest, serve on GARRA’s Board of Managers.

4.              Segment Reporting

The following table provides segment reporting of the Company for the three-month periods ended February 29, 2000 and February 28, 2001:

Three Months Ended
	February 29, 2000	February 28, 2001

(In Thousands)
Net revenues:
Motorsports events	$ 105,269	$ 113,393
All other	8,417	9,740

Total	$ 113,686	$ 123,133

Operating income:
Motorsports events	$ 33,815	$ 42,917
All other	1,372	1,480

Total	$ 35,187	$ 44,397

As Of
	November 30, 2000	February 28, 2001

(In Thousands)
Total assets:
Motorsports events	$ 1,521,639	$ 1,632,054
All other	143,799	83,290

Total	$ 1,665,438	$ 1,715,344

Intersegment revenues were approximately $2.1 million and $2.4 million for the three months ended February 29, 2000 and February 28, 2001, respectively.

5.             Condensed Consolidating Financial Statements

The following tables present the required condensed consolidating financial information for the Company and its subsidiary guarantors and non-guarantors.  Subsequent to the three months ending February 29, 2000, certain operations of the Company were segregated into wholly-owned guarantor subsidiaries of the Company.  As a result, the financial position, results of operations and cash flows of the Company in relation to its wholly-owned guarantor subsidiaries are not comparable on a period-to-period basis.

Included are condensed consolidating balance sheets as of February 28, 2001 and November 30, 2000, and the condensed consolidating statements of income and cash flows for the three-month periods ended February 28, 2001 and February 29, 2000 of: (a) the Parent; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate Parent with guarantor and non-guarantor subsidiaries; and (e) the Company on a consolidated basis.

	Condensed Consolidating Balance Sheet As Of February 28, 2001

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(In Thousands)

Current assets	$ 35,399	$ 123,217	$ 15,571	$ (50,022)	$ 124,165
Property and Equipment, net	127,874	507,405	180,780	-	816,059
Advances to and investments in subsidiaries	1,496,780	443,867	-	(1,940,647)	-
Equity investments	-	28,412	-	-	28,412
Goodwill, net	-	657,263	30,739	-	688,002
Other assets	13,017	9,062	36,627	-	58,706

Total Assets	$ 1,673,070	$ 1,769,226	$ 263,717	$ (1,990,669)	$ 1,715,344

Current liabilities	$ 20,989	$ 177,889	$ 35,062	$ (42,861)	$ 191,079
Long-term debt	705,783	(248)	170,391	(434,386)	441,540
Deferred income taxes	35,321	64,221	(5,200)	-	94,342
Other liabilities	-	161	14,844	-	15,005
Total shareholders' equity	910,977	1,527,203	48,620	(1,513,422)	973,378

Total Liabilities and Shareholders’ Equity	$ 1,673,070	$ 1,769,226	$ 263,717	$ (1,990,669)	$ 1,715,344

	Condensed Consolidating Balance Sheet As Of November 30, 2000

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(In Thousands)

Current assets	$ 47,932	$ 92,284	$ 10,019	$ (63,725)	$ 86,510
Property and Equipment, net	123,325	506,161	165,383	-	794,869
Advances to and investments in subsidiaries	1,491,683	417,329	-	(1,909,012)	-
Equity investments	-	28,579	-	-	28,579
Goodwill, net	-	661,500	30,981	-	692,481
Other assets	12,203	8,543	42,253	-	62,999

Total Assets	$ 1,675,143	$ 1,714,396	$ 248,636	$ (1,972,737)	$ 1,665,438

Current liabilities	$ 9,638	$ 143,119	$ 25,638	$ (37,844)	$ 140,551
Long-term debt	704,260	(1,691)	160,293	(392,311)	470,551
Deferred income taxes	29,779	64,169	(5,414)	-	88,534
Other liabilities	-	-	14,931	-	14,931
Total shareholders' equity	931,466	1,508,799	53,188	(1,542,582)	950,871

Total Liabilities and Shareholders’ Equity	$ 1,675,143	$ 1,714,396	$ 248,636	$ (1,972,737)	$ 1,665,438

Condensed Consolidating Statement Of Income For The Three Months Ended February 28, 2001

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(In Thousands)

Total revenues	$ 436	$ 149,235	$ 967	$ (29,949)	$ 120,689
Total expenses	5,652	97,012	3,577	(29,949)	76,292
Operating (loss) income	(5,216)	52,223	(2,610)	-	44,397
Interest and other income (expense), net	(14)	7,056	(1,368)	(11,049)	(5,375)
Net income	(20,467)	58,615	(4,349)	(11,049)	22,750

Condensed Consolidating Statement Of Income For The Three Months Ended February 29, 2000

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(In Thousands)

Total revenues	$ 86,314	$ 32,136	$ 2,093	$ (8,948)	$ 111,595
Total expenses	40,378	38,443	6,535	(8,948)	76,408
Operating (loss) income	45,936	(6,307)	(4,442)	-	35,187
Interest and other income (expense), net	(2,483)	(1,865)	(2,454)	-	(6,802)
Net income	31,984	(8,483)	(7,404)	-	16,097

Condensed Consolidating Statement Of Cash Flows For The Three Months Ended February 28, 2001

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(In Thousands)

Net cash provided by (used in) operating activities	$ 8,979	$ 72,876	$ 2,093	$ (29,768)	$ 54,180
Net cash provided by (used in) investing activities	15,205	(70,618)	(563)	29,768	(26,208)
Net cash provided by (used in) financing activities	(25,717)	(1,000)	1,000	-	(25,717)

Condensed Consolidating Statement Of Cash Flows For The Three Months Ended February 29, 2000

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(In Thousands)

Net cash provided by (used in) operating activities	$ 28,633	$ 26,442	$ 9,197	$ 74	$ 64,346
Net cash provided by (used in) investing activities	524	(11,409)	(8,483)	(74)	(19,442)
Net cash provided by (used in) financing activities	(1,375)	-	(1,000)	-	(2,375)

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

"Admissions" revenue includes ticket sales for all of the Company’s racing events and activities at DAYTONA USA. Admissions revenue for motorsports events is recognized upon completion of the related motorsports event.

"Motorsports related income" primarily includes television and radio broadcast rights fees, promotion and sponsorship fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating), advertising revenues, royalties from licenses of the Company's trademarks and track rentals.  The Company's revenues from corporate sponsorships are paid in accordance with negotiated contracts, with the identities of sponsors and the terms of sponsorship changing from time to time.  The Company has historically negotiated directly with television and cable networks for coverage of substantially all of its televised NASCAR events.  Under this arrangement, the event promoter would receive 100% of the broadcast rights fees for each NASCAR Winston Cup Series and Busch Series, Grand National Division event, and paid 10% of those broadcast rights fees as a component of the sanction fee to NASCAR.  The event promoter also paid 25% of the broadcast rights fees as awards to the competitors.  In fiscal 1999 NASCAR announced it would retain and negotiate television, radio and all other electronic media rights for the NASCAR Winston Cup Series and Busch Series, Grand National Division.  In November 1999 NASCAR reached an agreement on a six-year television contract with NBC Sports and Turner Sports, and an eight-year agreement with FOX and its FX cable network, for the domestic television broadcast rights beginning in 2001.  The total current estimate for domestic television broadcast rights for the entire 2001 NASCAR Winston Cup Series and Busch Series, Grand National Division schedules, including the new events at the Kansas and Chicagoland speedways, is approximately $259 million with increases, on average, of approximately 17% through the 2006 season.  Under the terms of the new arrangement, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR Winston Cup Series or Busch Series, Grand National Division event as a component of its sanction fees and remits the remaining 90% to the event promoter.  The event promoter continues to pay 25% of the gross broadcast rights fees allocated to the event as awards to the competitors.

"Food, beverage and merchandise income" includes revenues from concession stands, hospitality catering, direct sales of souvenirs, programs and other merchandise and fees paid by third party vendors for the right to occupy space to sell souvenirs and concessions at the Company’s facilities.

“Direct expenses” include (i) prize and point fund monies and NASCAR sanction fees, (ii) motorsports related expenses, which include costs of competition paid to sanctioning bodies other than NASCAR, labor, advertising and other expenses associated with the Company’s promotion of its racing events, and (iii) food, beverage and merchandise expenses, consisting primarily of labor and costs of goods sold.

The following table sets forth, for each of the indicated periods, certain selected income statement data as a percentage of total revenues:

	Three Months Ended
	February 29,	February 28,
	2000	2001
	(Unaudited)

Revenues:
Admissions, net	43.5%	41.4%
Motorsports related income	41.0	45.1
Food, beverage and merchandise income	14.6	12.6
Other income	0.9	0.9

Total revenues	100.0	100.0

Expenses:
Direct expenses:
Prize and point fund monies and NASCAR
sanction fees	16.8	16.0
Motorsports related expenses	15.4	13.8
Food, beverage and merchandise expenses	7.7	6.5
General and administrative expenses	17.1	16.2
Depreciation and amortization	11.5	10.7

Total expenses	68.5	63.2

Operating income	31.5	36.8
Interest income	1.4	1.0
Interest expense	(7.2)	(5.2)
Equity in net loss from equity investments	(0.5)	(0.5)
Minority interest	0.2	0.2

Income before income taxes	25.4	32.3
Income taxes	11.0	13.4

Net income	14.4%	18.9%

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

In addition, the Company believes that the fiscal 2001 and fiscal 2000 results of operations will not be comparable on a period-to-period basis due to the increase in revenues associated with television broadcast rights fee agreements beginning in fiscal 2001 (See “General” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), the commencement of motorsports event operations at the Kansas and Chicagoland speedways in fiscal 2001 (See “Future Liquidity”), the sale of the Company’s Competition Tire subsidiaries in the fourth quarter of 2000 and certain schedule changes for motorsports events in fiscal 2001 as compared to fiscal 2000.

Comparison of the Results for the Three Months Ended February 28, 2001 to the Results for the Three Months Ended February 29, 2000.

Admissions revenue increased approximately $1.3 million, or 2.7%, for the three months ended February 28, 2001, as compared to the three months ended February 29, 2000.  This increase was attributable to an increase in the weighted average price of tickets sold as well as increased seating capacity at the Speedweeks events conducted at Daytona International Speedway (“Daytona”) and, to a lesser extent, increased attendance at events conducted at North Carolina Speedway (“North Carolina”).  These increases were partially offset by certain events at Phoenix International Raceway (“Phoenix”) and Homestead-Miami Speedway (“Miami”)  which will be conducted during the second quarter in fiscal 2001 as compared to the first quarter of fiscal 2000.

Motorsports related income increased approximately $8.6 million, or 18.9%, for the three months ended February 28, 2001, as compared to the three months ended February 29, 2000.  The increase was a result of increased television broadcast rights fees and ancillary rights fees for the Speedweeks events at Daytona and events conducted at North Carolina, and, to a lesser extent, increases in marketing partnership revenue.

Food, beverage and merchandise income decreased approximately $1.0 million, or 6.4%, for the three months ended February 28, 2001, as compared to the three months ended February 29, 2000.  This decrease was attributable to the sale of the Company’s Competition Tire subsidiaries on November 15, 2000, partially offset by increases in food, beverage and merchandise sales.

Prize and point fund monies and NASCAR sanction fees increased approximately $517,000, or 2.8%, for the three months ended February 28, 2001, as compared to the three months ended February 29, 2000.  The increase is attributable to the increased television broadcast rights fees for the Speedweeks events at Daytona and events conducted at North Carolina, as standard NASCAR sanctioning agreements require that a specified percentage of broadcast rights fees be paid to competitors.  This increase was partially offset by a decrease in sanction fees paid by the Company to NASCAR, in accordance with the new broadcast rights agreements and, to a lesser extent, certain events at Miami which will be conducted during the second quarter of fiscal 2001 as compared to the first quarter of fiscal 2000.

Motorsports related expenses decreased approximately $483,000, or 2.8%, for the three months ended February 28, 2001, as compared to the three months ended February 29, 2000.  The decrease is attributable to cost efficiencies achieved during the Speedweeks events at Daytona and, to a lesser extent, a decrease in the non-NASCAR costs of competition associated with certain events at Phoenix which will be conducted during the second quarter of fiscal 2001 as compared to the first quarter of fiscal 2000.  This decrease was partially offset by an increase in certain other direct expenses.  Motorsports related expenses as a percentage of combined admissions and motorsports related income decreased to approximately 16.0% for the three months ended February 28, 2001 as compared to 18.2% for the three months ended February 29, 2000.  This decrease is primarily attributable to the increased television broadcast and ancillary rights fees and, to a lesser extent, the increased marketing partnership revenue as well as a decrease in expenses during the Speedweeks events at Daytona.

Food, beverage and merchandise expense decreased approximately $701,000, or 8.2%, for the three months ended February 28, 2001, as compared to the three months ended February 29, 2000.  This decrease was attributable to the sale of the Company’s Competition Tire subsidiaries on November 15, 2000, partially offset by increases in product and other costs associated with increased sales.  Food, beverage and merchandise expenses as a percentage of food, beverage and merchandise income decreased to approximately 51.7% for the three months ended February 28, 2001 as compared to 52.7% for the three months ended February 29, 2000.  This decrease is primarily attributable to the sale of the Company’s lower margin Competition Tire operations, partially offset by incremental operating expenses as a result of the expansion of the food, beverage and merchandising operations of the Company.

General and administrative expenses increased approximately $427,000, or 2.2%, for the three months ended February 28, 2001, as compared to the three months ended February 29, 2000.  Partially offsetting the increased costs related to the Company’s ongoing business in the current year were lower business expansion and merger related integration expenses incurred during the first quarter of fiscal 2001.  General and administrative expenses as a percentage of total revenues decreased to 16.2% for the three months ended February 28, 2001 as compared to 17.1% for the three months ended February 29, 2000.  This decrease is primarily a result of the Company’s revenue growth exceeding general and administrative expense growth.

Depreciation and amortization expense increased approximately $124,000, or 1.0%, for the three months ended February 28, 2001, as compared to the three months ended February 29, 2000.  The increase is attributable to the ongoing expansion of the Company’s facilities.

Interest income decreased by approximately $329,000, or 21.2%, for the three months ended February 28, 2001, as compared to the three months ended February 29, 2000.  This decrease is primarily due to lower average investment balances in the current year.

Interest expense decreased by approximately $1.8 million, or 22.4%, for the three months ended February 28, 2001, as compared to the three months ended February 29, 2000.  Over three-quarters of this decrease is attributable to capitalized interest on borrowings for the Kansas and Chicago speedway developments.  In addition, a lower average balance on the Company’s credit facilities contributed to the decrease.

The decrease in the Company’s effective income tax rate for the three months ended February 28, 2001, as compared to the three months ended February 29, 2000 is primarily attributable to the increase in pretax income in relation to non-deductible goodwill and, to a lesser extent, a decrease in the Company’s effective rate for certain state income taxes.

As a result of the foregoing, the Company’s net income increased approximately $6.7 million, or 41.3%, for the three months ended February 28, 2001, as compared to the three months ended February 29, 2000.

Liquidity and Capital Resources

General

The Company has historically generated sufficient cash flow from operations to fund its working capital needs and capital expenditures at existing facilities, as well as to pay an annual cash dividend. In addition, the Company has used the proceeds from offerings of its Class A Common Stock and, more recently, the net proceeds from the issuance of  unsecured senior notes (“Senior Notes”), borrowings under its credit facilities and state and local mechanisms to fund acquisitions and development projects. At February 28, 2001 the Company had $225 million principal amount of Senior Notes outstanding, total borrowings of approximately $152.5 million under its credit facilities and term loan arrangements, and a debt service funding commitment of approximately $69.0 million, net of discount, related to the taxable special obligation revenue (“TIF”) bonds issued by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) (See "Future Liquidity"). The Company had working capital deficits of approximately $66.9 million and $54.0 million at February 28, 2001 and November 30, 2000, respectively.

Cash Flows

Net cash provided by operating activities was approximately $54.2 million for the three months ended February 28, 2001, compared to approximately $64.3 million for the three months ended February 29, 2000.  The difference between the Company’s net income of approximately $22.8 million and the $54.2 million of operating cash flow was primarily attributable to an increase in deferred income of $32.2 million, depreciation and amortization of $13.0 million, increases in accounts payable and other current liabilities of $8.8 million, an increase in income taxes payable of $6.1 million and deferred income taxes of $5.8 million, partially offset by an increase in receivables of $34.8 million.

Net cash used in investing activities was approximately $26.2 million for the three months ended February 28, 2001, compared to $19.4 million for the three months ended February 29, 2000. The Company's use of cash for investing activities reflects $30.5 million in capital expenditures and $2.0 million to increase the Company's investment in and advances to the Chicago project, partially offset by a $5.7 million decrease in restricted investments related to the Kansas speedway development. (See "Capital Expenditures" and “Future Liquidity”)

Net cash used in financing activities was approximately $25.7 million for the three months ended February 28, 2001, compared to $2.4 million for the three months ended February 29, 2000. The Company's use of cash for financing activities reflects net payments under credit facilities of $20.0 million, $5.0 million in payments of long-term debt and $717,000 used to reacquire previously issued common stock.

Capital Expenditures

Capital expenditures totaled approximately $30.5 million for the three months ended February 28, 2001 as compared to $20.3 million for the three months ended February 29, 2000. Over one-half of these expenditures were related to the construction of the speedway in Kansas.  The remaining capital expenditures were related to expenditures at the Company's existing facilities, including increased seating capacity at California, Talladega and Daytona, land purchased for expansion of parking capacity and other uses as well as a variety of additional improvements.

The Company expects to make capital expenditures totaling approximately $66.7 million for approved projects at its facilities which are expected to be completed within the next 24 months, including acquisition of land for expansion of parking capacity and other uses, completion of grandstand seating expansion projects currently in progress and for a variety of additional improvements.  In addition, the balance of the Company's capital expenditures related to the construction of the Kansas facility will be funded from restricted investments, as discussed below.

Future Liquidity

The Company's $250 million revolving credit facility ("Credit Facility") matures on March 31, 2004, and accrues interest at LIBOR plus 50 -100 basis points, based on certain financial criteria. At February 28, 2001, the Company had borrowings of $110.0 million under the Credit Facility.

The Company’s Miami subsidiary has a $20 million credit facility (“Miami Credit Facility”) and a $27.5 million term loan (“Term Loan”). The Miami Credit Facility and Term Loan are guaranteed by the Company and have the same interest terms and restrictive covenants as the Company’s Credit Facility. The Miami Credit Facility will be automatically reduced to $15 million on December 31, 2002 and will mature on December 31, 2004. At February 28, 2001, the Company had borrowings of $19.0 million under the Miami Credit Facility. The Term Loan is payable in annual installments which range from $4.5 million to $7.0 million. The Company has an interest rate swap agreement that effectively fixes the floating rate on the outstanding balance under the Term Loan at 6.6% for the remainder of the loan period.

The Company’s $225 million principal amount of unsecured Senior Notes bear interest at 7.875% and rank equally with all of the Company's other senior unsecured and unsubordinated indebtedness.  The Senior Notes require semi-annual interest payments through maturity on October 15, 2004.  The Senior Notes may be redeemed in whole or in part, at the option of the Company, at any time or from time to time at a redemption price as defined in the indenture.

In January 1999, the Unified Government issued approximately $71.3 million in TIF bonds and approximately $24.3 million in sales tax special obligation revenue ("STAR") bonds, in connection with the financing of construction of the speedway in Kansas. The STAR bonds will be retired with state and local taxes generated within the project’s boundaries and are not an obligation of the Company. The TIF bonds are comprised of a $21.6 million, 6.15% term bond due December 1, 2017 and a $49.7 million, 6.75% term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government, with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly-owned subsidiary, Kansas Speedway Corporation (“KSC”).   KSC granted a mortgage and security interest in the Kansas Project for its Funding Commitment obligation.  In addition, the then unexpended portion of KSC’s initial equity commitment of approximately $77.9 million, along with the net TIF and STAR bond proceeds, were deposited into trustee administered accounts for the benefit of the construction of the Kansas facility.  At February 28, 2001, the currently unexpended portion of the Company’s equity contribution and TIF bond proceeds recorded as Restricted Investments totaled approximately $29.5 million.  The Company anticipates the commencement of motorsports event operations in the third quarter fiscal 2001 at the Kansas facility which has been awarded a NASCAR Winston Cup Series, NASCAR Busch Series, Grand National Division, NASCAR Craftsman Truck Series, Indy Racing Northern Light Series and ARCA RE/MAX series event for its inaugural season.

The Company is a member of Motorsports Alliance, LLC (“MSA”) (owned 50% by the Company and 50% by Indianapolis Motor Speedway Corp.) which owns 75% of Raceway Associates, LLC, ("Raceway Associates").   Raceway Associates owns the 240 acre Route 66 Raceway motorsports complex located in Joliet, Illinois, approximately 35 miles from downtown Chicago. Raceway Associates also owns 930 acres adjacent to the existing Route 66 complex on which it is developing the Chicagoland Speedway, a 1.5 mile oval superspeedway, which will initially accommodate approximately 75,000 spectators. The current estimate for the new superspeedway development is approximately $130 million, $100 million of which is being financed through equity of approximately $50 million from MSA and approximately $50 million in borrowings by Raceway Associates. The members of MSA have guaranteed up to $50 million in borrowings by Raceway Associates on a pro rata basis until such time as the operations of Raceway Associates meet certain financial criteria. In December 1999 the City of Joliet, Illinois sold approximately $9 million in 6.75% municipal bonds (which are to be repaid by Raceway Associates through property tax assessments over twelve years) to help fund a portion of the project costs that relate to public infrastructure for the superspeedway development project. It is anticipated that the additional project costs in excess of $109 million will be funded from advance sales for events at Chicagoland Speedway and by the members of Raceway Associates on a pro rata basis during the construction period. In April 2000, the Company approved advances of approximately $6.9 million as its pro-rata portion of MSA’s additional funding commitment to the project. Through February 28, 2001, the Company has contributed approximately $35.2 million to MSA, including $25.0 million which has fulfilled the Company's portion of MSA's $50 million equity commitment, and the $6.9 million in approved advances.  At February 28, 2001, Raceway Associates has borrowed approximately $36.6 million for the Chicagoland Speedway construction under its construction and term loan arrangement discussed above, which is currently guaranteed by the members of the MSA.  The Company anticipates the commencement of motorsports event operations in the third quarter of fiscal 2001 at Chicagoland Speedway which has been awarded a NASCAR Winston Cup Series, NASCAR Busch Series, Grand National Division, Indy Racing Northern Light Series and ARCA RE/MAX series event for its inaugural season.

During fiscal 1999, the Company announced its intention to search for a site for a major motorsports facility in the New York metro area. In January 2000, the Company announced that, through a wholly-owned subsidiary, it had entered into an exclusive agreement with the New Jersey Sports and Exposition Authority to conduct a feasibility study on the development of a motorsports facility at the Meadowlands Sports Complex in New Jersey. The agreement for the feasibility study will expire in June, 2001.  The Meadowlands Sports Complex, located five miles west of the Lincoln Tunnel, is the site of Giants Stadium, Continental Airlines Arena and Meadowlands Racetrack and is the home of certain professional sports franchises, horse racing, college athletics, concerts and family shows. The Company has not yet determined the feasibility of the Meadowlands (or any other) site, formulated an estimate of the costs to construct a major motorsports facility in the New York metropolitan area, nor established a timetable for completion, or even commencement, of such a project.

The Company believes that cash flow from operations, along with existing cash and available borrowings under the Company's credit facilities, will be sufficient to fund i) operations and approved capital projects at existing facilities for the foreseeable future, ii) payments required in connection with the funding of the Unified Government's debt service requirements related to the TIF bonds, iii) payments related to the Company’s existing debt service commitments, and iv) the Company's expected funding requirements for the Chicago project. The Company intends to pursue further development and/or acquisition opportunities (including the possible development of new motorsports facilities in Denver and the New York metropolitan area) the timing, size and success, as well as associated potential capital commitments of which, are unknown at this time. Accordingly, a material acceleration in our growth strategy could require the Company to obtain additional capital through debt and/or equity financings. Although there can be no assurance, the Company believes that adequate debt and equity financing will be available on satisfactory terms.

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

DEPENDENCY UPON NASCAR

The Company's success has been and will remain dependent upon maintaining a good working relationship with NASCAR, the sanctioning body for the Winston Cup Series, the Busch Series, Grand National Division and certain other races promoted by the Company. The Company has sanctioning agreements to promote seventeen NASCAR Winston Cup Series championship point races, two NASCAR Winston Cup Series non-championship point races, fifteen NASCAR Busch Series, Grand National Division races and a number of other NASCAR races for the 2001 racing season. Each NASCAR event sanctioning agreement is awarded on an annual basis. In fiscal 2000, NASCAR-sanctioned races at the Company's facilities accounted for approximately 77% of the Company's total revenues. Although William C. France and James C. France presently control both the Company and NASCAR and management believes that the Company will continue to maintain an excellent relationship with NASCAR for the foreseeable future, NASCAR is under no obligation to continue to enter into sanctioning agreements with the Company to promote any event. Failure to obtain a sanctioning agreement for a major NASCAR event would have a material adverse effect on the Company's financial condition and results of operations. Moreover, although the Company's general growth strategy includes the possible development and/or acquisition of additional motorsports facilities, there can be no assurance that NASCAR will enter into sanctioning agreements with the Company to promote races at such facilities.

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

The Company is not aware of any proposed governmental regulation which would materially limit the availability to motorsports of promotion, sponsorship or advertising revenue from the alcoholic beverage industry. The combined advertising and sponsorship revenue from the tobacco and alcoholic beverage industries accounted for approximately 1.5% of the Company's total revenues in fiscal 2000. In addition, the tobacco and alcoholic beverage industries provide financial support to the motorsports industry through, among other things, their purchase of advertising time, their sponsorship of racing teams and their sponsorship of racing series such as NASCAR's Winston Cup Series and Busch Series, Grand National Division.

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

COMPETITION

The Company's racing events face competition from other spectator-oriented sporting events and other leisure and recreational activities, including professional football, basketball and baseball. As a result, the Company's revenues will be affected by the general popularity of motorsports, the availability of alternative forms of recreation and changing consumer preferences. The Company's racing events also compete with other racing events sanctioned by various racing bodies such as NASCAR, Championship Auto Racing Teams, Inc. ("CART"), Indy Racing League ("IRL"), the United States Auto Club ("USAC"), the National Hot Rod Association ("NHRA"), the Sports Car Club of America ("SCCA"), the United States Road Racing Championship ("USRRC"), the Grand American Road Racing Association (“GARRA”), the Automobile Racing Club of America ("ARCA") and others. Management believes that the primary elements of competition in attracting motorsports spectators and corporate sponsors to a racing event and facility are the type and caliber of promoted racing events, facility location, sight lines, pricing and customer conveniences that contribute to a total entertainment experience.

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

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three months ended February 28, 2001 there have been no material changes in the Company’s market risk exposures.

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

Item 6.                        Exhibits and Reports on Form 8-K

(a)               Exhibits none

            (b)            Reports on Form 8-K

On January 30, 2001 the Company filed a report on Form 8-K which reported under Item 5. the issuance of a press release which reported earnings for the three-months and full year ended November 30, 2000.

On April 5, 2001 the Company filed a report on Form 8-K which reported under Item 5. the issuance of an earnings release for the three-months ended February 28, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)
Date:	4/16/2001	/s/ Susan G. Schandel
Susan G. Schandel, Vice President & Chief Financial Officer