Form 10-Q
period 2001-05-31
INTERNATIONAL SPEEDWAY CORP
filed 2001-07-11
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2001

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

Class A Common Stock – 24,294,573 shares as of June 30, 2001.

Class B Common Stock – 28,872,065 shares as of June 30, 2001.

PART I.           FINANCIAL INFORMATION
ITEM 1.            FINANCIAL STATEMENTS

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Balance Sheets
	November 30,	May 31,
	2000	2001
		(Unaudited)
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$50,592	$51,046
Short-term investments	200	200
Receivables, less allowance of $1,200 and $1,500, respectively	21,916	26,957
Inventories	3,009	4,032
Prepaid expenses and other current assets	10,793	20,529

Total Current Assets	86,510	102,764

Property and Equipment, net of accumulated depreciation of $116,942
and $133,046, respectively	794,869	837,313
Other Assets:
Equity investments	28,579	28,294
Goodwill, less accumulated amortization of $24,807 and
$33,855, respectively	692,481	683,478
Restricted investments (Note 2)	35,193	14,162
Other	27,806	29,028

	784,059	754,962

Total Assets	$1,665,438	$1,695,039

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,340	$9,445
Deferred income	111,492	149,853
Current portion of long-term debt (Note 2)	5,165	9,215
Other current liabilities	9,554	11,754

Total Current Liabilities	140,551	180,267

Long-Term Debt (Note 2)	470,551	415,577
Deferred Income Taxes	88,534	100,590
Long-Term Deferred Income	11,780	12,051
Other Long-Term Liabilities	-	353
Minority Interest	3,151	2,566
Commitments and Contingencies	-	-
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized;
23,687,603 and 24,289,139 issued and outstanding at November 30,
2000 and May 31, 2001, respectively	237	243
Class B Common Stock, $.01 par value, 40,000,000 shares authorized;
29,457,567 and 28,877,499 issued and outstanding at November 30,
2000 and May 31, 2001, respectively	294	289
Additional paid-in capital	690,114	691,764
Retained earnings	262,846	295,246
Accumulated other comprehensive loss (Note 1)	-	(353)

	953,491	987,189
Less: unearned compensation-restricted stock	2,620	3,554

Total Shareholders’ Equity	950,871	983,635

Total Liabilities and Shareholders’ Equity	$1,665,438	$1,695,039

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Statements of Income

	Three Months Ended
	May 31,	May 31,
	2000	2001
	(Unaudited)

	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$43,064	$44,739
Motorsports related income	38,219	52,262
Food, beverage and merchandise income	16,237	13,804
Other income	1,228	1,191

	98,748	111,996

EXPENSES:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	15,386	20,165
Motorsports related expenses	21,610	24,791
Food, beverage and merchandise expenses	9,502	7,539
General and administrative expenses	17,553	19,326
Depreciation and amortization	12,467	12,664

	76,518	84,485

Operating income	22,230	27,511
Interest income	1,869	989
Interest expense	(7,868)	(5,332)
Equity in net loss from equity investments	(477)	(643)
Minority interest	36	288
North Carolina Speedway litigation	(5,523)	-

Income before income taxes	10,267	22,813
Income taxes	6,545	9,513

Net income	$3,722	$13,300

Basic earnings per share	$0.07	$0.25

Diluted earnings per share	$0.07	$0.25

Dividends per share	$0.06	$0.06

Basic weighted average shares outstanding	52,967,222	52,998,389

Diluted weighted average shares outstanding	53,045,655	53,070,816

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Statements of Income

	Six Months Ended
	May 31,	May 31,
	2000	2001
	(Unaudited)

	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$91,658	$94,644
Motorsports related income	83,993	106,678
Food, beverage and merchandise income	32,474	28,998
Other income	2,218	2,365

	210,343	232,685

EXPENSES:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	34,178	39,474
Motorsports related expenses	38,752	41,450
Food, beverage and merchandise expenses	18,055	15,391
General and administrative expenses	36,634	38,834
Depreciation and amortization	25,307	25,628

	152,926	160,777

Operating income	57,417	71,908
Interest income	3,418	2,209
Interest expense	(15,930)	(11,589)
Equity in net loss from equity investments	(1,029)	(1,278)
Minority interest	299	585
North Carolina Speedway litigation	(5,523)	-

Income before income taxes	38,652	61,835
Income taxes	18,833	25,785

Net income	$19,819	$36,050

Basic earnings per share	$0.37	$0.68

Diluted earnings per share	$0.37	$0.68

Dividends per share	$0.06	$0.06

Basic weighted average shares outstanding	52,958,070	52,991,508

Diluted weighted average shares outstanding	53,043,220	53,067,250

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation- Restricted Stock	Total Shareholders’ Equity

	(In Thousands)

Balance at November 30, 1999	$229	$302	$687,321	$216,432	$-	$(1,814)	$902,470
Activity 12/1/99 – 5/31/00 – unaudited:
Net income	-	-	-	19,819	-	-	19,819
Cash dividends declared ($.06 per share)	-	-	-	(3,188)	-	-	(3,188)
Restricted stock grant	-	-	1,978	-	-	(1,978)	-
Reacquisition of previously issued
common stock	-	-	(354)	(824)	-	-	(1,178)
Conversion of Class B Common Stock
To Class A Common Stock	4	(4)	-	-	-	-	-
Income tax benefit related to restricted
stock plan	-	-	1,169	-	-	-	1,169
Amortization of unearned compensation	-	-	-	-	-	514	514

Balance at May 31, 2000 – unaudited	233	298	690,114	232,239	-	(3,278)	919,606
Activity 6/1/00 – 11/30/00 – unaudited:
Net income	-	-	-	30,607	-	-	30,607
Conversion of Class B Common Stock
to Class A Common Stock	4	(4)	-	-	-	-	-
Amortization of unearned compensation	-	-	-	-	-	658	658

Balance at November 30, 2000	237	294	690,114	262,846	-	(2,620)	950,871
Activity 12/1/00 – 5/31/01 – unaudited:
Comprehensive income
Net income	-	-	-	36,050	-	-	36,050
Cummulative effect of change in
accounting for interest
rate swap (Note 1)	-	-	-	-	472	-	472
Interest rate swap (Note 1)	-	-	-	-	(825)	-	(825)

Total comprehensive income	-	-	-	36,050	(353)	-	35,697
Cash dividends declared ($.06 per share)	-	-	-	(3,190)	-	-	(3,190)
Restricted stock grant	1	-	1,745	-	-	(1,746)	-
Reacquisition of previously issued
common stock	-	-	(397)	(460)	-	-	(857)
Conversion of Class B Common Stock
to Class A Common Stock	5	(5)	-	-	-	-	-
Forfeiture of restricted shares	-	-	(178)	-	-	128	(50)
Income tax benefit related to restricted
stock plan	-	-	480	-	-	-	480
Amortization of unearned compensation	-	-	-	-	-	684	684

Balance at May 31, 2001 - unaudited	$243	$289	$691,764	$295,246	$(353)	$(3,554)	$983,635

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	May 31,	May 31,
	2000	2001
	(Unaudited)

	(In Thousands)
OPERATING ACTIVITIES
Net income	$19,819	$36,050
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	25,307	25,628
Amortization of unearned compensation	514	684
Amortization of financing costs	707	702
Deferred income taxes	4,872	12,056
Undistributed loss from equity investments	1,029	1,278
Minority interest	(299)	(585)
Other, net	22	231
Changes in operating assets and liabilities:
Receivables, net	(10,819)	(5,041)
Inventories, prepaid expenses and other current assets	(6,471)	(10,601)
Accounts payable and other current liabilities	(8,630)	(5,885)
Deferred income	54,775	38,632
Income taxes payable	2,120	-

Net cash provided by operating activities	82,946	93,149

INVESTING ACTIVITIES
Change in short-term investments, net	690	-
Capital expenditures	(51,150)	(59,672)
Acquisition, net of cash acquired	(215,627)	-
Equity investments	(12,720)	(1,042)
Advances to affiliate	-	(1,500)
Change in restricted investments, net	230,443	21,031
Other, net	(946)	345

Net cash used in investing activities	(49,310)	(40,838)

FINANCING ACTIVITIES
Net payments under credit facilities	(16,500)	(46,000)
Payment of long-term debt	(2,500)	(5,000)
Reacquisition of previously issued common stock	(1,178)	(857)
Deferred financing fees	(259)	-

Net cash used in financing activities	(20,437)	(51,857)

Net increase in cash and cash equivalents	13,199	454
Cash and cash equivalents at beginning of period	37,811	50,592

Cash and cash equivalents at end of period	$51,010	$51,046

See accompanying notes.

International Speedway Corporation
Notes to Condensed Consolidated Financial Statements
November 30, 2000 and May 31, 2001
(Unaudited)

1.              Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and generally accepted accounting principles but do not include all of the information and disclosures required for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest annual report on Form 10-K for International Speedway Corporation and its majority-owned subsidiaries (the "Company"). In management's opinion, the statements include all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to conform to the financial presentation at May 31, 2001.

Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended, became effective for the Company on December 1, 2000.  SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.  SFAS 133 requires that all derivatives be recognized in the balance sheet at fair value.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item attributable to the hedged risk are recognized in earnings.  If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings.  The Company’s interest rate swap is designated as a cash flow hedge.  The cumulative effect of adoption of SFAS 133 resulted in an increase in other comprehensive income of approximately $472,000.  For the six months ended May 31, 2001, the Company had a reduction in other comprehensive income in connection with the cash flow hedge of approximately $825,000.

Earnings per share - Basic and diluted earnings per share are calculated in accordance with SFAS No. 128, "Earnings Per Share". The difference between basic weighted average shares and diluted weighted average shares is related to shares issued under the Company's long-term incentive stock plans, using the treasury stock method as prescribed by the standard.

Because of the seasonal concentration of racing events, the results of operations for the three- and six-month periods ended May 31, 2000 and 2001 are not indicative of the results to be expected for the year.

2.              Long-Term Debt

Long-term debt consists of the following (in thousands):

	November 30, 2000	May 31, 2001

Senior Notes, net of discount of $269 and $234	$ 224,731	$ 224,766
Credit facilities	149,000	103,000
TIF bond debt service funding commitment, net of
discount of $1,565 and $1,524	68,935	68,976
Term debt	27,500	23,500
Notes payable	5,550	4,550

	475,716	424,792
Less: current portion	5,165	9,215

	$ 470,551	$ 415,577

The unsecured senior notes (“Senior Notes”) bear interest at 7.875% and rank equally with all of the Company’s other senior unsecured and unsubordinated indebtedness. The Senior Notes require semi-annual interest payments through maturity on October 15, 2004. The Senior Notes may be redeemed in whole or in part, at the option of the Company, at any time or from time to time at a redemption price as defined in the indenture. Certain of the Company’s subsidiaries are guarantors of the Senior Notes (See Note 6). The Senior Notes also contain various restrictive covenants.

The Company's $250 million revolving credit facility ("Credit Facility") matures on March 31, 2004, and accrues interest at LIBOR plus 50 -100 basis points, based on certain financial criteria.  At May 31, 2001, the Company had borrowings of $85.0 million under the Credit Facility.  The Credit Facility contains various restrictive covenants.

The Company’s Miami subsidiary has a $20 million credit facility (“Miami Credit Facility”) and a $23.5 million term loan (“Term Loan”). The Miami Credit Facility and Term Loan are guaranteed by the Company and have the same interest terms and restrictive covenants as the Company’s Credit Facility. The Miami Credit Facility will be automatically reduced to $15 million on December 31, 2002 and will mature on December 31, 2004.  At May 31, 2001, the Company had borrowings of $18.0 million under the Miami Credit Facility.  The Term Loan is payable in annual installments which range from $4.5 million to $7.0 million. The Company has an interest rate swap agreement that effectively fixes the floating rate on the outstanding balance under the Term Loan at 6.6% for the remainder of the loan period.

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

Total interest incurred by the Company was approximately $7.9 million and $5.3 million for the three months ended May 31, 2000 and 2001, respectively, and $15.9 million and $11.6 million for the six months ended May 31, 2000 and 2001, respectively.  Total interest capitalized for the three months ended May 31, 2000 and 2001, was approximately $1.8 million and $3.4 million, respectively, and $3.4 million and $6.5 million for the six months ended May 31, 2000 and 2001, respectively.

Financing costs of approximately $10.0 million, net of accumulated amortization, have been deferred and are included in other assets at May 31, 2001.  These costs are being amortized on an effective yield method over the life of the related financing.

3.             Related Party Disclosures and Transactions

All of the racing events that take place during the Company's fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association ("AHRMA"), the American Motorcyclist Association ("AMA"), the Automobile Racing Club of America ("ARCA"), Championship Auto Racing Teams ("CART"), the Championship Cup Series ("CCS"), the Federation Internationale de l'Automobile ("FIA"), the Federation Internationale Motocycliste ("FIM"), the Grand American Road Racing Association ("GARRA"), Historic Sportscar Racing ("HSR"), the International Race of Champions ("IROC"), the Indy Racing League ("IRL"), the National Association for Stock Car Auto Racing, Inc. ("NASCAR"), the Professional Monster Truck (“ProMT”), the Sports Car Club of America ("SCCA"), the Sportscar Vintage Racing Association ("SVRA"), the United States Auto Club ("USAC"), and the World Karting Association ("WKA"). NASCAR, which sanctions some of the Company's principal racing events, is a member of the France Family Group which controls in excess of 60% of the combined voting power of the outstanding stock of the Company and some members of which serve as directors and officers. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors totaled approximately $12.1 million and $26.7 million for the three- and six-month periods ended May 31, 2000, and approximately $17.0 million and $34.3 million for the three- and six-month periods ended May 31, 2001, respectively.  GARRA sanctions various events at certain of the Company’s facilities.  While certain officers and directors of the Company are equity investors in GARRA, no officer or director has more than a 10% equity interest.  In addition, certain officers and directors of the Company, representing a non-controlling interest, serve on GARRA’s Board of Managers.

4.             Long-Term Incentive Plans

On April 1, 2000 and 2001, a total of 44,017 and 47,098 restricted shares of the Company’s Class A Common Stock, respectively, were awarded to certain officers and managers under the Company’s Long-Term Incentive Plan (the “1996 Plan”).  The market value of the shares awarded amounted to approximately $2.0 and $1.7 million, respectively, which has been recorded as Unearned Compensation – Restricted Stock, and is shown as a separate component of Shareholders’ Equity in the accompanying condensed consolidated balance sheets.  The unearned compensation is being amortized over the vesting period of the shares.  The total expense for restricted stock awards charged against operations during the six months ended May 31, 2000 and 2001 was approximately $514,000 and $684,000, respectively.

On April 10, 2001, a total of 11,165 options to purchase the Company’s Class A Common Stock, at an exercise price of $44.25 per share, were granted under the 1996 Plan to certain non-employee Directors, for their services as Directors.  These options do not become exercisable until April 10, 2002, and expire on April 10, 2011.  Also on April 10, 2001, a total of 24,000 options to purchase the Company’s Class A Common Stock, at an exercise price of $44.25 per share, were granted under the 1996 Plan to certain officers and managers.  These options vest over a two and one-half year period and expire on April 10, 2011.

5.              Segment Reporting

The following table provides segment reporting of the Company for the three- and six-month periods ended May 31, 2000 and 2001:

	Three Months Ended		Six Months Ended
	May 31, 2000	May 31, 2001	May 31, 2000	May 31, 2001

(In Thousands)
Net revenues:
Motorsports events	$ 85,384	$ 103,796	$ 190,653	$ 217,189
All other	14,668	10,078	23,085	19,818

Total	$ 100,052	$ 113,874	$ 213,738	$ 237,007

Operating income:
Motorsports events	$ 22,027	$ 26,922	$ 55,842	$ 69,839
All other	203	589	1,575	2,069

Total	$ 22,230	$ 27,511	$ 57,417	$ 71,908

As Of
	November 30, 2000	May 31, 2001

(In Thousands)
Total assets:
Motorsports events	$ 1,521,639	$ 1,600,575
All other	143,799	94,464

Total	$ 1,665,438	$ 1,695,039

Intersegment revenues were approximately $1.3 million and $1.9 million for the three months ended May 31, 2000 and 2001, respectively, and $3.4 million and $4.3 million for the six months ended May 31, 2000 and 2001, respectively.

6.             Condensed Consolidating Financial Statements

The following tables present the required condensed consolidating financial information for the Company and its subsidiary guarantors and non-guarantors.

Included are condensed consolidating balance sheets as of May 31, 2001 and November 30, 2000, the condensed consolidating statements of income for the three- and six-month periods ended May 31, 2001 and 2000 and the condensed consolidating statements of cash flows for the six-month periods ended May 31, 2001 and 2000 of: (a) the Parent; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate Parent with guarantor and non-guarantor subsidiaries; and (e) the Company on a consolidated basis.

	Condensed Consolidating Balance Sheet As Of May 31, 2001

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(In Thousands)

Current assets	$ 27,219	$ 99,704	$ 12,084	$ (36,243)	$ 102,764
Property and equipment, net	127,653	510,952	198,708	-	837,313
Advances to and investments in subsidiaries	1,489,689	470,066	-	(1,959,755)	-
Equity investments	-	28,294	-	-	28,294
Goodwill, net	-	652,980	30,498	-	683,478
Other assets	12,290	9,666	21,234	-	43,190

Total Assets	$ 1,656,851	$ 1,771,662	$ 262,524	$ (1,995,998)	$ 1,695,039

Current liabilities	$ 7,326	$ 165,545	$ 37,557	$ (30,161)	$ 180,267
Long-term debt	706,112	(9,293)	171,173	(452,415)	415,577
Deferred income taxes	41,330	64,293	(5,033)	-	100,590
Other liabilities	-	176	14,794	-	14,970
Total shareholders' equity	902,083	1,550,941	44,033	(1,513,422)	983,635

Total Liabilities and Shareholders’ Equity	$ 1,656,851	$ 1,771,662	$ 262,524	$ (1,995,998)	$ 1,695,039

	Condensed Consolidating Balance Sheet As Of November 30, 2000

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(In Thousands)

Current assets	$ 47,932	$ 92,284	$ 10,019	$ (63,725)	$ 86,510
Property and equipment, net	123,325	506,161	165,383	-	794,869
Advances to and investments in subsidiaries	1,491,683	417,329	-	(1,909,012)	-
Equity investments	-	28,579	-	-	28,579
Goodwill, net	-	661,500	30,981	-	692,481
Other assets	12,203	8,543	42,253	-	62,999

Total Assets	$ 1,675,143	$ 1,714,396	$ 248,636	$ (1,972,737)	$ 1,665,438

Current liabilities	$ 9,638	$ 143,119	$ 25,638	$ (37,844)	$ 140,551
Long-term debt	704,260	(1,691)	160,293	(392,311)	470,551
Deferred income taxes	29,779	64,169	(5,414)	-	88,534
Other liabilities	-	-	14,931	-	14,931
Total shareholders' equity	931,466	1,508,799	53,188	(1,542,582)	950,871

Total Liabilities and Shareholders’ Equity	$ 1,675,143	$ 1,714,396	$ 248,636	$ (1,972,737)	$ 1,665,438

Condensed Consolidating Statement Of Income For The Three Months Ended May 31, 2001

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(In Thousands)

Total revenues	$ 530	$ 121,304	$ 3,975	$ (13,813)	$ 111,996
Total expenses	5,285	86,174	6,839	(13,813)	84,485
Operating (loss) income	(4,755)	35,130	(2,864)	-	27,511
Interest and other income (expense), net	7,727	6,995	(1,374)	(18,046)	(4,698)
Net income	(5,984)	41,782	(4,452)	(18,046)	13,300

Condensed Consolidating Statement Of Income For The Three Months Ended May 31, 2000

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(In Thousands)

Total revenues	$ 5,962	$ 93,423	$ 5,952	$ (6,589)	$ 98,748
Total expenses	11,598	66,113	5,396	(6,589)	76,518
Operating (loss) income	(5,636)	27,310	556	-	22,230
Interest and other income (expense), net	37,030	157	(650)	(48,500)	(11,963)
Net income	25,390	26,778	54	(48,500)	3,722

Condensed Consolidating Statement Of Income For The Six Months Ended May 31, 2001

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(In Thousands)

Total revenues	$ 966	$ 270,539	$ 4,942	$ (43,762)	$ 232,685
Total expenses	10,937	183,186	10,416	(43,762)	160,777
Operating (loss) income	(9,971)	87,353	(5,474)	-	71,908
Interest and other income (expense), net	7,713	14,051	(2,742)	(29,095)	(10,073)
Net income	(26,451)	100,397	(8,801)	(29,095)	36,050

Condensed Consolidating Statement Of Income For The Six Months Ended May 31, 2000

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(In Thousands)

Total revenues	$ 91,858	$ 126,191	$ 7,831	$ (15,537)	$ 210,343
Total expenses	49,345	109,455	9,663	(15,537)	152,926
Operating (loss) income	42,513	16,736	(1,832)	-	57,417
Interest and other income (expense), net	34,547	(3,871)	(941)	(48,500)	(18,765)
Net income	59,498	11,953	(3,132)	(48,500)	19,819

Condensed Consolidating Statement Of Cash Flows For The Six Months Ended May 31, 2001

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(In Thousands)

Net cash provided by (used in) operating activities	$ 1,026	$ 137,743	$ 3,274	$ (48,894)	$ 93,149
Net cash provided by (used in) investing activities	47,777	(135,850)	(1,659)	48,894	(40,838)
Net cash provided by (used in) financing activities	(50,857)	(1,000)	-	-	(51,857)

Condensed Consolidating Statement Of Cash Flows For The Six Months Ended May 31, 2000

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(In Thousands)

Net cash provided by (used in) operating activities	$ 55,852	$ 70,625	$ 4,770	$ (48,301)	$ 82,946
Net cash provided by (used in) investing activities	(28,424)	(64,439)	(4,748)	48,301	(49,310)
Net cash provided by (used in) financing activities	(21,437)	-	1,000	-	(20,437)

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

"Motorsports related income" primarily includes television and radio broadcast and ancillary rights fees, promotion and sponsorship fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating), advertising revenues, royalties from licenses of the Company's trademarks and track rentals.  The Company's revenues from corporate sponsorships are paid in accordance with negotiated contracts, with the identities of sponsors and the terms of sponsorship changing from time to time.  The Company has historically negotiated directly with television and cable networks for coverage of substantially all of its televised NASCAR events.  Under these arrangements, the event promoter received 100% of the broadcast rights fees for each NASCAR Winston Cup Series and Busch Series, Grand National Division (“Busch Series”) event and paid 10% of those broadcast rights fees as a component of the sanction fee to NASCAR.  The event promoter also paid 25% of these broadcast rights fees as awards to the competitors.  In fiscal 1999 NASCAR announced it would retain and negotiate television, radio and all other electronic media rights for the NASCAR Winston Cup Series and Busch Series.  In November 1999 NASCAR reached an agreement on a six-year television contract with NBC Sports and Turner Sports, and an eight-year agreement with FOX and its FX cable network, for the domestic television broadcast rights beginning in 2001.  The total current estimate for domestic television broadcast rights for the entire 2001 NASCAR Winston Cup Series and Busch Series schedules, including the new events at the Kansas and Chicagoland speedways, is approximately $259 million with increases, on average, of approximately 17% through the 2006 season.  Under the terms of the new arrangement, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR Winston Cup Series or Busch Series event as a component of its sanction fees and remits the remaining 90% to the event promoter.  The event promoter continues to pay 25% of the gross broadcast rights fees allocated to the event as awards to the competitors.

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

The following table sets forth, for each of the indicated periods, certain selected income statement data as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2000	2001	2000	2001
	(Unaudited)

Revenues:
Admissions, net	43.6%	39.9%	43.6%	40.7%
Motorsports related income	38.7	46.7	39.9	45.8
Food, beverage and merchandise income	16.4	12.3	15.4	12.5
Other income	1.3	1.1	1.1	1.0

Total revenues	100.0	100.0	100.0	100.0

Expenses:
Direct expenses:
Prize and point fund monies and NASCAR
sanction fees	15.6	18.0	16.3	17.0
Motorsports related expenses	21.9	22.1	18.4	17.8
Food, beverage and merchandise expenses	9.6	6.7	8.6	6.6
General and administrative expenses	17.8	17.3	17.4	16.7
Depreciation and amortization	12.6	11.3	12.0	11.0

Total expenses	77.5	75.4	72.7	69.1

Operating income	22.5	24.6	27.3	30.9
Interest income	1.9	0.9	1.7	0.9
Interest expense	(8.0)	(4.8)	(7.6)	(5.0)
Equity in net loss from equity investments	(0.4)	(0.6)	(0.5)	(0.5)
Minority interest	-	0.3	0.1	0.3
North Carolina Speedway litigation	(5.6)	-	(2.6)	-

Income before income taxes	10.4	20.4	18.4	26.6
Income taxes	6.6	8.5	9.0	11.1

Net income	3.8%	11.9%	9.4%	15.5%

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

Comparison of the Results for the Three and Six Months Ended May 31, 2001 to the Results for the Three and Six Months Ended May 31, 2000.

Admissions revenue increased approximately $1.7 million, or 3.9%, for the three months ended May 31, 2001, as compared to the three months ended May 31, 2000.  Over three-quarters of this increase was attributable to increased attendance and seating capacity, primarily for certain events conducted at California Speedway (“California”) and Richmond International Raceway (“Richmond”), and the timing of certain events at other facilities in the fiscal 2001 period as compared to the same period in fiscal 2000.  The remaining increase is due to an increase in the weighted average price of tickets sold, primarily for the events conducted at Talladega Superspeedway (“Talladega”) and Richmond.  These increases were partially offset by a decrease in admissions as a result of certain schedule changes.

Admissions revenue increased approximately $3.0 million, or 3.3%, for the six months ended May 31, 2001, as compared to the six months ended May 31, 2000.  Over three-quarters of this increase was attributable to an increase in the weighted average price of tickets sold as well as increased seating capacity, primarily at the Speedweeks events conducted at Daytona International Speedway (“Daytona”) and events conducted at Talladega and Richmond.  To a lesser extent, increased attendance at certain events conducted at California and Richmond and the timing of certain events at other facilities contributed to the increase.  These increases were partially offset by decreased admissions as a result of certain schedule changes.

Motorsports related income increased approximately $14.0 million, or 36.7%, and $22.7 million, or 27.0%, for the three months and six months ended May 31, 2001, respectively, as compared to the same periods of the prior year.  The increase was a result of increased television broadcast and ancillary rights fees for NASCAR Winston Cup Series and Busch Series events conducted during the period and, to a lesser extent, increases in marketing partnership revenues and track rentals.

Food, beverage and merchandise income decreased approximately $2.4 million, or 15.0%, and $3.5 million, or 10.7%, for the three months and six months ended May 31, 2001, respectively, as compared to the same periods of the prior year.  These decreases were attributable to the sale of the Company’s Competition Tire subsidiaries on November 15, 2000, partially offset by increases in food, beverage and merchandise sales at the Company’s events and the gift shop adjacent to Daytona USA.

Prize and point fund monies and NASCAR sanction fees increased approximately $4.8 million, or 31.1%, and $5.3 million, or 15.5%, for the three months and six months ended May 31, 2001, respectively, as compared to the same periods in the prior year.  These increases were primarily attributable to the increased television broadcast and ancillary rights fees for the NASCAR Winston Cup Series and Busch Series events conducted during the periods, as standard NASCAR sanctioning agreements require that a specified percentage of broadcast and ancillary rights fees be paid to competitors.  The remaining increase is attributable to the timing of certain events in the fiscal 2001 periods as compared to the same periods in fiscal 2000.  These increases were partially offset by the previously discussed reduction in NASCAR sanction fees recognized as expense, in accordance with the new broadcast rights agreements.

Motorsports related expenses increased approximately $3.2 million, or 14.7%, for the three months ended May 31, 2001 as compared to the three months ended May 31, 2000.  The increase is primarily attributable to the timing of events at certain facilities in the fiscal 2001 period as compared to the same period in fiscal 2000, and, to a lesser extent, increases in personnel and other direct operating costs.  These increases were partially offset by lower sanction fees for the Miami Grand Prix event which was sanctioned by the Indy Racing League (“IRL”) in fiscal 2001 versus Championship Auto Racing Teams in the same period of fiscal 2000.  Motorsports related expenses as a percentage of combined admissions and motorsports related income decreased to approximately 25.6% for the three months ended May 31, 2001 as compared to 26.6% for the three months ended May 31, 2000.  This decrease is primarily attributable to increased television broadcast and ancillary rights fees, partially offset by the timing of certain events conducted in the fiscal 2001 period as compared to the same period in fiscal 2000, and other increases associated with the ongoing expansion of the Company’s business.

Motorsports related expenses increased approximately $2.7 million, or 7.0%, for the six months ended May 31, 2001, as compared to the six months ended May 31, 2000.  The increase was primarily attributable to increases in personnel and other direct operating costs and, to a lesser extent, the timing of events at certain facilities in the fiscal 2001 period as compared to the same period in fiscal 2000.  These increases were partially offset by lower sanction fees for the Miami Grand Prix event as discussed above and cost efficiencies achieved during the Speedweeks events at Daytona.  Motorsports related expenses as a percentage of combined admissions and motorsports related income decreased to approximately 20.6% for the six months ended May 31, 2001 as compared to 22.1% for the six months ended May 31, 2000.  This decrease is primarily attributable to increased television broadcast and ancillary rights fees and, to a lesser extent, increased marketing partnership revenue, partially offset by the timing of certain events conducted in the fiscal 2001 period as compared to the same period in fiscal 2000, and other increases associated with the ongoing expansion of the Company’s business.

Food, beverage and merchandise expense decreased approximately $2.0 million, or 20.7%, and 2.7 million, or 14.8%, for the three months and six months ended May 31, 2001, respectively, as compared to the same periods in the prior year.  These decreases were attributable to the sale of the Company’s Competition Tire subsidiaries on November 15, 2000, partially offset by increases associated with the ongoing expansion of food, beverage and merchandise operations and increased product and other costs associated with increased sales.  Food, beverage and merchandise expenses as a percentage of food, beverage and merchandise income decreased to approximately 54.6% and 53.1% for the three months and six months ended May 31, 2001, respectively, as compared to 58.5% and 55.6% for the same periods in the prior year.  These decreases are primarily attributable to the sale of the Company’s lower margin Competition Tire operations and, to a lesser extent, a shift in the merchandising product mix.  These decreases were partially offset by incremental operating expenses as a result of the ongoing expansion of the food, beverage and merchandising operations of the Company.

General and administrative expenses increased approximately $1.8 million, or 10.1%, and $2.2 million, or 6.0%, for the three months and six months ended May 31, 2001, respectively, as compared to the same periods in the prior year.  These increases are primarily attributable to costs associated with the Company’s ongoing business, including the operations of the newly developed Kansas Speedway, partially offset by lower business expansion and merger related integration expenses incurred during fiscal 2001, as well as the elimination of expenses related to the Competition Tire subsidiaries which were sold in November 2000.  General and administrative expenses as a percentage of total revenues decreased to 17.3% and 16.7% for the three months and six months ended May 31, 2001, respectively, as compared to 17.8% and 17.4% for the same periods in the prior year.  This decrease is primarily a result of the Company’s revenue growth exceeding general and administrative expense growth.

 Depreciation and amortization expense increased approximately $197,000, or 1.6%, and $321,000, or 1.3%, for the three months and six months ended May 31, 2001, respectively, as compared to the same periods in the prior year.  These increases are attributable to depreciation expense related to the ongoing expansion of the Company’s facilities.

Interest income decreased by approximately $880,000, or 47.1%, and $1.2 million, or 35.4%, for the three months and six months ended May 31, 2001, respectively, as compared to the same periods in the prior year.  These decreases are primarily due to lower average investment balances in the current year.

Interest expense decreased by approximately $2.5 million, or 32.2%, and $4.3 million, or 27.3%, for the three months and six months ended May 31, 2001, respectively, as compared to the same periods in the prior year.  Over two-thirds of these decreases are attributable to capitalized interest on borrowings for the Kansas and Chicago speedway developments.  In addition, a lower average balance on the Company’s credit facilities contributed to the decrease.

The North Carolina Speedway litigation expense represents the final resolution of the North Carolina Speedway dissenter’s action incurred in the second quarter of fiscal 2000.

The decrease in the Company’s effective income tax rate for the three months and six months ended May 31, 2001, as compared to the same period in the prior year is primarily attributable to the non-deductible portion of the North Carolina Speedway litigation in the second quarter of fiscal 2000 and, to a lesser extent, the increase in pretax income in relation to non-deductible goodwill and a decrease in the Company’s effective rate for certain state income taxes.

As a result of the foregoing, the Company’s net income increased approximately $9.6 million and $16.2 million for the three months and six months ended May 31, 2001, respectively, as compared to the same periods in the prior year.

Liquidity and Capital Resources

General

The Company has historically generated sufficient cash flow from operations to fund its working capital needs and capital expenditures at existing facilities, as well as to pay an annual cash dividend. In addition, the Company has used the proceeds from offerings of its Class A Common Stock and, more recently, the net proceeds from the issuance of  unsecured senior notes (“Senior Notes”), borrowings under its credit facilities and state and local mechanisms to fund acquisitions and development projects. At May 31, 2001 the Company had $225 million principal amount of Senior Notes outstanding, total borrowings of approximately $126.5 million under its credit facilities and term loan arrangements, and a debt service funding commitment of approximately $69.0 million, net of discount, related to the taxable special obligation revenue (“TIF”) bonds issued by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) (See "Future Liquidity"). The Company had working capital deficits of approximately $77.5 million and $54.0 million at May 31, 2001 and November 30, 2000, respectively.

Cash Flows

Net cash provided by operating activities was approximately $93.1 million for the six months ended May 31, 2001, compared to approximately $82.9 million for the six months ended May 31, 2000.  The difference between the Company’s net income of approximately $36.1 million and the $93.1 million of operating cash flow was primarily attributable to an increase in deferred income of $38.6 million, depreciation and amortization of $27.0 million, deferred income taxes of $12.1 million and undistributed loss from equity investments of $1.3 million, partially offset by an increase in inventories, prepaid expenses and other current assets of $10.6 million, a decrease in accounts payable and other current liabilities of $5.9 million and an increase in receivables of $5.0 million.

Net cash used in investing activities was approximately $40.8 million for the six months ended May 31, 2001, compared to approximately $49.3 million for the six months ended May 31, 2000. The Company's use of cash for investing activities reflects $59.7 million in capital expenditures and $2.5 million to increase the Company's investment in and advances to the Chicago project, partially offset by a $21.0 million decrease in restricted investments related to the Kansas Speedway development. (See "Capital Expenditures" and “Future Liquidity”)

Net cash used in financing activities was approximately $51.9 million for the six months ended May 31, 2001, compared to approximately $20.4 million for the six months ended May 31, 2000. The Company's use of cash for financing activities reflects net payments under credit facilities of $46.0 million, $5.0 million in payments of long-term debt and $857,000 used to reacquire previously issued common stock.

Capital Expenditures

Capital expenditures totaled approximately $59.7 million for the six months ended May 31, 2001, compared to $51.2 million for the six months ended May 31, 2000. Over one-half of these expenditures were related to the construction of the speedway in Kansas.  The remaining capital expenditures were related to expenditures at the Company's existing facilities, including increased seating capacity at California, Talladega and Daytona, land purchased for expansion of parking capacity and other uses as well as a variety of additional improvements.

The Company expects to make capital expenditures totaling approximately $51.2 million for approved projects at its facilities which are expected to be completed within the next 36 months, including paving, acquisition of land for expansion of parking capacity and other uses and for a variety of additional improvements.  In addition, the balance of the Company's capital expenditures related to the construction of the Kansas facility will be funded from restricted investments, as discussed below.

Future Liquidity

The Company's $250 million revolving credit facility ("Credit Facility") matures on March 31, 2004, and accrues interest at LIBOR plus 50 -100 basis points, based on certain financial criteria. At May 31, 2001, the Company had borrowings of $85.0 million under the Credit Facility.

The Company’s Miami subsidiary has a $20 million credit facility (“Miami Credit Facility”) and a $23.5 million term loan (“Term Loan”). The Miami Credit Facility and Term Loan are guaranteed by the Company and have the same interest terms and restrictive covenants as the Company’s Credit Facility. The Miami Credit Facility will be automatically reduced to $15 million on December 31, 2002 and will mature on December 31, 2004. At May 31, 2001, the Company had borrowings of $18.0 million under the Miami Credit Facility. The Term Loan is payable in annual installments which range from $4.5 million to $7.0 million. The Company has an interest rate swap agreement that effectively fixes the floating rate on the outstanding balance under the Term Loan at 6.6% for the remainder of the loan period.

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

In January 1999, the Unified Government issued approximately $71.3 million in TIF bonds and approximately $24.3 million in sales tax special obligation revenue ("STAR") bonds, in connection with the financing of construction of the speedway in Kansas. The STAR bonds will be retired with state and local taxes generated within the project’s boundaries and are not an obligation of the Company. The TIF bonds are comprised of a $21.6 million, 6.15% term bond due December 1, 2017 and a $49.7 million, 6.75% term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government, with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly-owned subsidiary, Kansas Speedway Corporation (“KSC”).   KSC granted a mortgage and security interest in the Kansas Project for its Funding Commitment obligation.  In addition, the then unexpended portion of KSC’s initial equity commitment of approximately $77.9 million, along with the net TIF and STAR bond proceeds, were deposited into trustee administered accounts for the benefit of the construction of the Kansas facility.  At May 31, 2001, the unexpended portion of the Company’s equity contribution and TIF bond proceeds recorded as Restricted Investments totaled approximately $14.2 million.  Subsequent to May 31, 2001, the Company commenced motorsports event operations at the Kansas facility which has been awarded a NASCAR Winston Cup Series, NASCAR Busch Series, NASCAR Craftsman Truck Series, an Indy Racing Northern Light Series and an ARCA RE/MAX Series event for its inaugural season.

The Company is a member of Motorsports Alliance, LLC (“MSA”) (owned 50% by the Company and 50% by Indianapolis Motor Speedway Corp.) which owns 75% of Raceway Associates, LLC, ("Raceway Associates").   Raceway Associates owns Route 66 Raceway and also owns 930 acres adjacent to the existing Route 66 complex on which it is developing the Chicagoland Speedway.  The current estimate for the new superspeedway development is approximately $135 million, $100 million of which is being financed through equity of approximately $50 million from MSA and approximately $50 million in borrowings by Raceway Associates. The members of MSA have guaranteed up to $50 million in borrowings by Raceway Associates on a pro rata basis until such time as the operations of Raceway Associates meet certain financial criteria. In December 1999 the City of Joliet, Illinois sold approximately $9 million in 6.75% municipal bonds (which are to be repaid by Raceway Associates through property tax assessments over twelve years) to help fund a portion of the project costs that relate to public infrastructure for the superspeedway development project.  The additional project costs in excess of $109 million will be funded from advance sales for events at Chicagoland Speedway and by the members of Raceway Associates on a pro rata basis during the construction period. In April 2000, the Company approved advances of approximately $6.9 million as its pro-rata portion of MSA’s additional funding commitment to the project. Through May 31, 2001, the Company has contributed approximately $35.2 million to MSA, including $25.0 million which has fulfilled the Company's portion of MSA's $50 million equity commitment, and the $6.9 million in approved advances.  At May 31, 2001, Raceway Associates has borrowed approximately $45.0 million for the Chicagoland Speedway construction under its construction and term loan arrangement discussed above, which is currently guaranteed by the members of the MSA.  The Company anticipates the commencement of motorsports event operations in the third quarter of fiscal 2001 at Chicagoland Speedway which has been awarded a NASCAR Winston Cup Series, NASCAR Busch Series, Indy Racing Northern Light Series and ARCA RE/MAX series event for its inaugural season.

During fiscal 1999, the Company announced its intention to search for a site for a major motorsports facility in the New York metro area. In January 2000, the Company announced that, through a wholly-owned subsidiary, it had entered into an exclusive agreement with the New Jersey Sports and Exposition Authority to conduct a feasibility study on the development of a motorsports facility at the Meadowlands Sports Complex in New Jersey.  The Company recently agreed to extend the agreement for an additional six month period expiring in January, 2002.  The Meadowlands Sports Complex, located five miles west of the Lincoln Tunnel, is the site of Giants Stadium, Continental Airlines Arena and Meadowlands Racetrack and is the home of certain professional sports franchises, horse racing, college athletics, concerts and family shows. The Company has not yet determined the feasibility of the Meadowlands (or any other) site, formulated an estimate of the costs to construct a major motorsports facility in the New York metropolitan area, nor established a timetable for completion, or even commencement, of such a project.

The Company believes that cash flow from operations, along with existing cash and available borrowings under the Company's credit facilities, will be sufficient to fund i) operations and approved capital projects at existing facilities for the foreseeable future, ii) payments required in connection with the funding of the Unified Government's debt service requirements related to the TIF bonds, and iii) payments related to the Company’s existing debt service commitments.  The Company intends to pursue further development and/or acquisition opportunities (including the possible development of new motorsports facilities in Denver and the New York metropolitan area) the timing, size and success, as well as associated potential capital commitments of which, are unknown at this time. Accordingly, a material acceleration in our growth strategy could require the Company to obtain additional capital through debt and/or equity financings. Although there can be no assurance, the Company believes that adequate debt and equity financing will be available on satisfactory terms.

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

DEPENDENCY UPON NASCAR

The Company's success has been and will remain dependent upon maintaining a good working relationship with NASCAR, the sanctioning body for the Winston Cup Series, the Busch Series, and certain other races promoted by the Company. The Company has sanctioning agreements to promote seventeen NASCAR Winston Cup Series championship point races, two NASCAR Winston Cup Series non-championship point races, fifteen NASCAR Busch Series races and a number of other NASCAR races for the 2001 racing season. Each NASCAR event sanctioning agreement is awarded on an annual basis. In fiscal 2000, NASCAR-sanctioned races at the Company's facilities accounted for approximately 77% of the Company's total revenues. Although William C. France and James C. France presently control both the Company and NASCAR and management believes that the Company will continue to maintain an excellent relationship with NASCAR for the foreseeable future, NASCAR is under no obligation to continue to enter into sanctioning agreements with the Company to promote any event. Failure to obtain a sanctioning agreement for a major NASCAR event would have a material adverse effect on the Company's financial condition and results of operations. Moreover, although the Company's general growth strategy includes the possible development and/or acquisition of additional motorsports facilities, there can be no assurance that NASCAR will enter into sanctioning agreements with the Company to promote races at such facilities.

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

The Company is not aware of any proposed governmental regulation which would materially limit the availability to motorsports of promotion, sponsorship or advertising revenue from the alcoholic beverage industry. The combined advertising and sponsorship revenue from the tobacco and alcoholic beverage industries accounted for approximately 1.5% of the Company's total revenues in fiscal 2000. In addition, the tobacco and alcoholic beverage industries provide financial support to the motorsports industry through, among other things, their purchase of advertising time, their sponsorship of racing teams and their sponsorship of racing series such as NASCAR's Winston Cup Series and Busch Series.

POTENTIAL CONFLICTS OF INTEREST

William C. France and James C. France beneficially own all of NASCAR's capital stock, and each of the France Family Executives, the Company's Vice President and General Counsel and certain other non-officer employees (collectively the "Shared Employees") devote portions of their time to NASCAR's affairs. Each of the Shared Employees devotes substantial time to the Company's affairs and all of the Company's other executive officers are available to the Company on a full-time basis. In addition, the Company strives to ensure, and management believes, that the terms of the Company's transactions with NASCAR are no less favorable to the Company than those which could be obtained in arms'-length negotiations. Nevertheless, certain potential conflicts of interest between the Company and NASCAR exist with respect to, among other things, (i) the terms of any sanctioning agreements that may be awarded to the Company by NASCAR, (ii) the amount of time devoted by the Shared Employees and certain other Company employees to NASCAR's affairs, and (iii) the amounts charged or paid to NASCAR for office rental, transportation costs, shared executives, administrative expenses and similar items.

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

OTHER REGULATORY MATTERS

Management believes that the Company's operations are in substantial compliance with all applicable federal, state and local environmental laws and regulations. Nonetheless, if damage to persons or property or contamination of the environment is determined to have been caused or exacerbated by the conduct of the Company's business or by pollutants, substances, contaminants or wastes used, generated or disposed of by the Company, or which may be found on the property of the Company, the Company may be held liable for such damage and may be required to pay the cost of investigation and/or remediation of such contamination or any related damage. The amount of such liability, as to which the Company is self-insured, could be material. State and local laws relating to the protection of the environment also include noise abatement laws that may be applicable to the Company's racing events. Changes in the provisions or application of federal, state or local environmental laws, regulations or requirements, or the discovery of theretofore unknown conditions, could also require additional material expenditures by the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK.

During the six months ended May 31, 2001 there have been no material changes in the Company’s market risk exposures.

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

(a)           Exhibits: none

                (b)            Reports on Form 8-K

On April 5, 2001 the Company filed a report on Form 8-K which reported under Item 5. the issuance of an earnings release for the three-months ended February 28, 2001.

On July 10, 2001 the Company filed a report on Form 8-K which reported under Item 5. the issuance of a press release which reported earnings for the second quarter and six-months ended May 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)
Date:	7/11/2001	/s/ Susan G. Schandel
Susan G. Schandel, Vice President & Chief Financial Officer