Form 10-Q
period 2001-08-31
INTERNATIONAL SPEEDWAY CORP
filed 2001-10-15
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2001

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

Class A Common Stock – 24,412,905 shares as of September 30, 2001.

Class B Common Stock – 28,753,733 shares as of September 30, 2001.

PART I.           FINANCIAL INFORMATION
ITEM 1.            FINANCIAL STATEMENTS

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Balance Sheets
	November 30,	August 31,
	2000	2001
		(Unaudited)
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$50,592	$48,130
Short-term investments	200	200
Receivables, less allowance of $1,200 and $2,300, respectively	21,916	34,536
Inventories	3,009	5,207
Prepaid expenses and other current assets	10,793	22,732

Total Current Assets	86,510	110,805

Property and Equipment, net of accumulated depreciation of $116,942
and $142,742, respectively	794,869	846,760
Other Assets:
Equity investments	28,579	32,912
Goodwill, less accumulated amortization of $24,807 and
$38,379, respectively	692,481	678,954
Restricted investments (Note 2)	35,193	5,577
Other	27,806	27,945

	784,059	745,388

Total Assets	$1,665,438	$1,702,953

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,340	$14,431
Deferred income	111,492	133,942
Current portion of long-term debt (Note 2)	5,165	9,215
Other current liabilities	9,554	16,458

Total Current Liabilities	140,551	174,046

Long-Term Debt (Note 2)	470,551	400,615
Deferred Income Taxes	88,534	107,869
Long-Term Deferred Income	11,780	11,972
Other Long-Term Liabilities	-	680
Minority Interest	3,151	2,250
Commitments and Contingencies	-	-
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized;
23,687,603 and 24,386,405 issued and outstanding at November 30,
2000 and August 31, 2001, respectively	237	244
Class B Common Stock, $.01 par value, 40,000,000 shares authorized;
29,457,567 and 28,780,233 issued and outstanding at November 30,
2000 and August 31, 2001, respectively	294	288
Additional paid-in capital	690,114	691,764
Retained earnings	262,846	317,013
Accumulated other comprehensive loss (Note 1)	-	(680)

	953,491	1,008,629
Less: unearned compensation-restricted stock	2,620	3,108

Total Shareholders’ Equity	950,871	1,005,521

Total Liabilities and Shareholders’ Equity	$1,665,438	$1,702,953

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Statements of Income

	Three Months Ended
	August 31,	August 31,
	2000	2001
	(Unaudited)

	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$49,615	$56,964
Motorsports related income	36,935	53,215
Food, beverage and merchandise income	19,704	20,631
Other income	921	1,312

	107,175	132,122

EXPENSES:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	14,171	16,803
Motorsports related expenses	21,380	29,071
Food, beverage and merchandise expenses	12,247	11,369
General and administrative expenses	19,275	21,170
Depreciation and amortization	12,617	14,326

	79,690	92,739

Operating income	27,485	39,383
Interest income	1,443	754
Interest expense	(7,406)	(7,575)
Equity in net income from equity investments	477	4,458
Minority interest	238	316

Income before income taxes	22,237	37,336
Income taxes	9,454	15,569

Net income	$12,783	$21,767

Basic earnings per share	$0.24	$0.41

Diluted earnings per share	$0.24	$0.41

Dividends per share	$0.00	$0.00

Basic weighted average shares outstanding	52,967,222	53,000,854

Diluted weighted average shares outstanding	53,050,983	53,081,623

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Statements of Income

	Nine Months Ended
	August 31,	August 31,
	2000	2001
	(Unaudited)

	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$141,273	$151,608
Motorsports related income	120,928	159,893
Food, beverage and merchandise income	52,178	49,629
Other income	3,139	3,677

	317,518	364,807

EXPENSES:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	48,349	56,277
Motorsports related expenses	60,132	70,521
Food, beverage and merchandise expenses	30,302	26,760
General and administrative expenses	55,909	60,004
Depreciation and amortization	37,924	39,954

	232,616	253,516

Operating income	84,902	111,291
Interest income	4,861	2,963
Interest expense	(23,336)	(19,164)
Equity in net (loss) income from equity investments	(552)	3,180
Minority interest	537	901
North Carolina Speedway litigation	(5,523)	-

Income before income taxes	60,889	99,171
Income taxes	28,287	41,354

Net income	$32,602	$57,817

Basic earnings per share	$0.62	$1.09

Diluted earnings per share	$0.61	$1.09

Dividends per share	$0.06	$0.06

Basic weighted average shares outstanding	52,961,132	52,994,646

Diluted weighted average shares outstanding	53,045,819	53,072,063

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation- Restricted Stock	Total Shareholders’ Equity

	(In Thousands)

Balance at November 30, 1999	$229	$302	$687,321	$216,432	$-	$(1,814)	$902,470
Activity 12/1/99 – 8/31/00 – unaudited:
Net income	-	-	-	32,602	-	-	32,602
Cash dividends ($.06 per share)	-	-	-	(3,188)	-	-	(3,188)
Restricted stock grant	-	-	1,978	-	-	(1,978)	-
Reacquisition of previously issued
common stock	-	-	(354)	(824)	-	-	(1,178)
Conversion of Class B Common Stock
to Class A Common Stock	5	(5)	-	-	-	-	-
Income tax benefit related to restricted
stock plan	-	-	1,169	-	-	-	1,169
Amortization of unearned compensation	-	-	-	-	-	843	843

Balance at August 31, 2000 – unaudited	234	297	690,114	245,022	-	(2,949)	932,718
Activity 9/1/00 – 11/30/00 – unaudited:
Net income	-	-	-	17,824	-	-	17,824
Conversion of Class B Common Stock
to Class A Common Stock	3	(3)	-	-	-	-	-
Amortization of unearned compensation	-	-	-	-	-	329	329

Balance at November 30, 2000	237	294	690,114	262,846	-	(2,620)	950,871
Activity 12/1/00 – 8/31/01 – unaudited:
Comprehensive income
Net income	-	-	-	57,817	-	-	57,817
Cummulative effect of change in
accounting for interest
rate swap (Note 1)	-	-	-	-	472	-	472
Interest rate swap (Note 1)	-	-	-	-	(1,152)	-	(1,152)

Total comprehensive income	-	-	-	57,817	(680)	-	57,137
Cash dividends ($.06 per share)	-	-	-	(3,190)	-	-	(3,190)
Restricted stock grant	1	-	1,745	-	-	(1,746)	-
Reacquisition of previously issued
common stock	-	-	(397)	(460)	-	-	(857)
Conversion of Class B Common Stock
to Class A Common Stock	6	(6)	-	-	-	-	-
Forfeiture of restricted shares	-	-	(178)	-	-	128	(50)
Income tax benefit related to restricted
stock plan	-	-	480	-	-	-	480
Amortization of unearned compensation	-	-	-	-	-	1,130	1,130

Balance at August 31, 2001 - unaudited	$244	$288	$691,764	$317,013	$(680)	$(3,108)	$1,005,521

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	August 31,	August 31,
	2000	2001
	(Unaudited)

	(In Thousands)
OPERATING ACTIVITIES
Net income	$32,602	$57,817
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	37,924	39,954
Amortization of unearned compensation	843	1,130
Amortization of financing costs	1,066	1,135
Deferred income taxes	7,335	19,335
Undistributed loss (gain) from equity investments	552	(3,180)
Minority interest	(537)	(901)
Other, net	28	653
Changes in operating assets and liabilities:
Receivables, net	(14,504)	(12,620)
Inventories, prepaid expenses and other current assets	(10,398)	(13,428)
Accounts payable and other current liabilities	(8,312)	6,995
Deferred income	56,294	22,642
Income taxes payable	3,580	-

Net cash provided by operating activities	106,473	119,532

INVESTING ACTIVITIES
Change in short-term investments, net	690	-
Capital expenditures	(85,340)	(79,264)
Acquisition, net of cash acquired	(215,627)	-
Equity investments	(11,289)	(1,202)
Advances to affiliate	(4,313)	(1,500)
Change in restricted investments, net	245,094	29,616
Other, net	(818)	403

Net cash used in investing activities	(71,603)	(51,947)

FINANCING ACTIVITIES
Net payments under credit facilities	(16,000)	(61,000)
Payment of long-term debt	(2,500)	(5,000)
Reacquisition of previously issued common stock	(1,178)	(857)
Cash dividends paid	(3,188)	(3,190)
Deferred financing fees	(320)	-

Net cash used in financing activities	(23,186)	(70,047)

Net increase (decrease) in cash and cash equivalents	11,684	(2,462)
Cash and cash equivalents at beginning of period	37,811	50,592

Cash and cash equivalents at end of period	$49,495	$48,130

See accompanying notes.

International Speedway Corporation
Notes to Condensed Consolidated Financial Statements
November 30, 2000 and August 31, 2001
(Unaudited)

1.              Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and generally accepted accounting principles but do not include all of the information and disclosures required for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest annual report on Form 10-K for International Speedway Corporation and its wholly-owned subsidiaries (the "Company"). In management's opinion, the statements include all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to conform to the financial presentation at August 31, 2001.

Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended, became effective for the Company on December 1, 2000.  SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.  SFAS 133 requires that all derivatives be recognized in the balance sheet at fair value.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item attributable to the hedged risk are recognized in earnings.  If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings.  The Company’s interest rate swap is designated as a cash flow hedge.  The cumulative effect of adoption of SFAS 133 resulted in an increase in other comprehensive income of approximately $472,000.  For the nine months ended August 31, 2001, the Company had a reduction in other comprehensive income in connection with the cash flow hedge of approximately $1.2 million.

In July 2001, the Financial Standards Accounting Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the provisions of SFAS No. 142.  SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with SFAS No. 121, “Acounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of.”

The provisions of SFAS No. 141 became effective July 1, 2001, except with regard to business combinations initiated prior to July 1, 2001.  The Company will apply the provisions of SFAS No. 141 to acquisitions subsequent to July 1, 2001.  SFAS No. 142 will be effective as of the first quarter of fiscal years beginning after December 15, 2001.  Early adoption is permitted for companies with fiscal years beginning after March 15, 2001, provided that their first quarter financial statements have not been issued.  The Company is currently evaluating the effect that the adoption of SFAS No. 142 will have on its results of operations and its financial position.

Earnings per share - Basic and diluted earnings per share are calculated in accordance with SFAS No. 128, "Earnings Per Share". The difference between basic weighted average shares and diluted weighted average shares is related to shares issued under the Company's long-term incentive stock plans, using the treasury stock method as prescribed by the standard.

Because of the seasonal concentration of racing events, the results of operations for the three- and nine-month periods ended August 31, 2000 and 2001 are not indicative of the results to be expected for the year.

2.              Long-Term Debt

Long-term debt consists of the following (in thousands):

	November 30, 2000	August 31, 2001

Senior Notes, net of discount of $269 and $216	$ 224,731	$ 224,784
Credit facilities	149,000	88,000
TIF bond debt service funding commitment, net of
discount of $1,565 and $1,504	68,935	68,996
Term debt	27,500	23,500
Notes payable	5,550	4,550

	475,716	409,830
Less: current portion	5,165	9,215

	$ 470,551	$ 400,615

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

The Company's $250 million revolving credit facility ("Credit Facility") matures on March 31, 2004, and accrues interest at LIBOR plus 50 -100 basis points, based on certain financial criteria.  At August 31, 2001, the Company had borrowings of $70 million under the Credit Facility.  The Credit Facility contains various restrictive covenants.

The Company’s Miami subsidiary has a $20 million credit facility (“Miami Credit Facility”) and a $23.5 million term loan (“Term Loan”). The Miami Credit Facility and Term Loan are guaranteed by the Company and have the same interest terms and restrictive covenants as the Company’s Credit Facility. The Miami Credit Facility will be automatically reduced to $15 million on December 31, 2002 and will mature on December 31, 2004.  At August 31, 2001, the Company had borrowings of $18.0 million under the Miami Credit Facility.  The Term Loan is payable in annual installments which range from $4.5 million to $7.0 million. The Company has an interest rate swap agreement that effectively fixes the floating rate on the outstanding balance under the Term Loan at 5.6% plus 50 –100 basis points, based on certain financial criteria, for the remainder of the loan period.

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

Simultaneous with the issuance of the TIF bonds, KSC deposited into a trust account the unexpended portion of its initial $77.9 million equity commitment to the Kansas project. The unexpended portion of KSC’s equity contribution remaining in the trust account is classified as Restricted Investments on the Company’s balance sheet.

Total interest incurred by the Company was approximately $7.4 million and $7.6 million for the three months ended August 31, 2000 and 2001, respectively, and $23.3 million and $19.2 million for the nine months ended August 31, 2000 and 2001, respectively.  Total interest capitalized for the three months ended August 31, 2000 and 2001, was approximately $2.3 million and $261,000, respectively, and $5.6 million and $6.8 million for the nine months ended August 31, 2000 and 2001, respectively.

Financing costs of approximately $9.6 million, net of accumulated amortization, have been deferred and are included in other assets at August 31, 2001.  These costs are being amortized on an effective yield method over the life of the related financing.

3.             Related Party Disclosures and Transactions

All of the racing events that take place during the Company's fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association ("AHRMA"), the American Motorcyclist Association ("AMA"), the Automobile Racing Club of America ("ARCA"), Championship Auto Racing Teams ("CART"), the Championship Cup Series ("CCS"), the Federation Internationale de l'Automobile ("FIA"), the Federation Internationale Motocycliste ("FIM"), the Grand American Road Racing Association ("GARRA"), Historic Sportscar Racing ("HSR"), the International Race of Champions ("IROC"), the Indy Racing League ("IRL"), the National Association for Stock Car Auto Racing, Inc. ("NASCAR"), the Professional Monster Truck (“ProMT”), the Sports Car Club of America ("SCCA"), the Sportscar Vintage Racing Association ("SVRA"), the United States Auto Club ("USAC"), and the World Karting Association ("WKA"). NASCAR, which sanctions some of the Company's principal racing events, is a member of the France Family Group which controls in excess of 60% of the combined voting power of the outstanding stock of the Company and some members of which serve as directors and officers. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors totaled approximately $11.1 million and $37.9 million for the three- and nine-month periods ended August 31, 2000, and approximately $14.4 million and $48.7 million for the three- and nine-month periods ended August 31, 2001, respectively.  GARRA sanctions various events at certain of the Company’s facilities.  While certain officers and directors of the Company are equity investors in GARRA, no officer or director has more than a 10% equity interest.  In addition, certain officers and directors of the Company, representing a non-controlling interest, serve on GARRA’s Board of Managers.

4.             Long-Term Incentive Plans

On April 1, 2000 and 2001, a total of 44,017 and 47,098 restricted shares of the Company’s Class A Common Stock, respectively, were awarded to certain officers and managers under the Company’s Long-Term Incentive Plan (the “1996 Plan”).  The market value of the shares awarded amounted to approximately $2.0 and $1.7 million, respectively, which has been recorded as Unearned Compensation – Restricted Stock, and is shown as a separate component of Shareholders’ Equity in the accompanying condensed consolidated balance sheets.  The unearned compensation is being amortized over the vesting period of the shares.  The total expense for restricted stock awards charged against operations during the nine months ended August 31, 2000 and 2001 was approximately $843,000 and $1.1 million, respectively.

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

5.              Segment Reporting

The following table provides segment reporting of the Company for the three- and nine-month periods ended August 31, 2000 and 2001:

	Three Months Ended		Nine Months Ended
	August 31, 2000	August 31, 2001	August 31, 2000	August 31, 2001

(In Thousands)
Net revenues:
Motorsports events	$ 91,656	$ 123,399	$ 282,309	$ 341,578
All other	17,014	10,668	40,099	29,463

Total	$ 108,670	$ 134,067	$ 322,408	$ 371,041

Operating income:
Motorsports events	$ 25,516	$ 36,630	$ 81,358	$ 104,193
All other	1,969	2,753	3,544	7,098

Total	$ 27,485	$ 39,383	$ 84,902	$ 111,291

As of
	November 30, 2000	August 31, 2001

(In Thousands)
Total assets:
Motorsports events	$ 1,521,639	$ 1,611,107
All other	143,799	91,846

Total	$ 1,665,438	$ 1,702,953

Intersegment revenues were approximately $1.5 million and $1.9 million for the three months ended August 31, 2000 and 2001, respectively, and $4.9 million and $6.2 million for the nine months ended August 31, 2000 and 2001, respectively.

6.             Condensed Consolidating Financial Statements

The following tables present the required condensed consolidating financial information for the Company and its subsidiary guarantors and non-guarantors.

Included are condensed consolidating balance sheets as of August 31, 2001 and November 30, 2000, the condensed consolidating statements of income for the three- and nine-month periods ended August 31, 2001 and 2000 and the condensed consolidating statements of cash flows for the nine-month periods ended August 31, 2001 and 2000 of: (a) the Parent; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate Parent with guarantor and non-guarantor subsidiaries; and (e) the Company on a consolidated basis.

	Condensed Consolidating Balance Sheet as of August 31, 2001

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(In Thousands)

Current assets	$ 29,499	$ 106,914	$ 9,422	$ (35,030)	$ 110,805
Property and equipment, net	128,437	512,815	205,508	-	846,760
Advances to and investments in subsidiaries	1,477,721	461,508	-	(1,939,229)	-
Equity investments	-	32,912	-	-	32,912
Goodwill, net	-	648,698	30,256	-	678,954
Other assets	12,398	9,310	11,814	-	33,522

Total Assets	$ 1,648,055	$ 1,772,157	$ 257,000	$ (1,974,259)	$ 1,702,953

Current liabilities	$ 10,226	$ 159,345	$ 34,910	$ (30,435)	$ 174,046
Long-term debt	681,249	(21,419)	171,180	(430,395)	400,615
Deferred income taxes	48,297	64,369	(4,797)	-	107,869
Other liabilities	-	179	14,723	-	14,902
Total shareholders' equity	908,283	1,569,683	40,984	(1,513,429)	1,005,521

Total Liabilities and Shareholders’ Equity	$ 1,648,055	$ 1,772,157	$ 257,000	$ (1,974,259)	$ 1,702,953

	Condensed Consolidating Balance Sheet as of November 30, 2000

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(In Thousands)

Current assets	$ 47,932	$ 92,284	$ 10,019	$ (63,725)	$ 86,510
Property and equipment, net	123,325	506,161	165,383	-	794,869
Advances to and investments in subsidiaries	1,491,683	417,329	-	(1,909,012)	-
Equity investments	-	28,579	-	-	28,579
Goodwill, net	-	661,500	30,981	-	692,481
Other assets	12,203	8,543	42,253	-	62,999

Total Assets	$ 1,675,143	$ 1,714,396	$ 248,636	$ (1,972,737)	$ 1,665,438

Current liabilities	$ 9,638	$ 143,119	$ 25,638	$ (37,844)	$ 140,551
Long-term debt	704,260	(1,691)	160,293	(392,311)	470,551
Deferred income taxes	29,779	64,169	(5,414)	-	88,534
Other liabilities	-	-	14,931	-	14,931
Total shareholders' equity	931,466	1,508,799	53,188	(1,542,582)	950,871

Total Liabilities and Shareholders’ Equity	$ 1,675,143	$ 1,714,396	$ 248,636	$ (1,972,737)	$ 1,665,438

Condensed Consolidating Statement of Income for the Three Months Ended August 31, 2001

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(In Thousands)

Total revenues	$ 492	$ 134,751	$ 11,611	$ (14,732)	$ 132,122
Total expenses	5,005	90,970	11,496	(14,732)	92,739
Operating (loss) income	(4,513)	43,781	115	-	39,383
Interest and other income (expense), net	3,751	10,639	(2,477)	(13,960)	(2,047)
Net income	5,754	32,696	(2,723)	(13,960)	21,767

Condensed Consolidating Statement of Income for the Three Months Ended August 31, 2000

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(In Thousands)

Total revenues	$ -	$ 113,045	$ 519	$ (6,389)	$ 107,175
Total expenses	6,024	76,657	3,398	(6,389)	79,690
Operating (loss) income	(6,024)	36,388	(2,879)	-	27,485
Interest and other income (expense), net	(11,587)	7,306	(967)	-	(5,248)
Net (loss) income	(26,369)	43,010	(3,858)	-	12,783

Condensed Consolidating Statement of Income for the Nine Months Ended August 31, 2001

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(In Thousands)

Total revenues	$ 1,458	$ 405,290	$ 16,553	$ (58,494)	$ 364,807
Total expenses	15,942	274,156	21,912	(58,494)	253,516
Operating (loss) income	(14,484)	131,134	(5,359)	-	111,291
Interest and other income (expense), net	11,464	24,690	(5,219)	(43,055)	(12,120)
Net (loss) income	(20,697)	133,093	(11,524)	(43,055)	57,817

Condensed Consolidating Statement of Income for the Nine Months Ended August 31, 2000

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(In Thousands)

Total revenues	$ -	$ 331,094	$ 8,350	$ (21,926)	$ 317,518
Total expenses	15,717	225,764	13,061	(21,926)	232,616
Operating (loss) income	(15,717)	105,330	(4,711)	-	84,902
Interest and other income (expense), net	13,811	12,584	(1,908)	(48,500)	(24,013)
Net (loss) income	(28,226)	116,318	(6,990)	(48,500)	32,602

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended August 31, 2001

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(In Thousands)

Net cash provided by (used in) operating activities	$ 20,982	$ 161,311	$ 1,580	$ (64,341)	$ 119,532
Net cash provided by (used in) investing activities	48,163	(162,778)	(1,673)	64,341	(51,947)
Net cash provided by (used in) financing activities	(69,047)	(1,000)	-	-	(70,047)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended August 31, 2000

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(In Thousands)

Net cash provided by (used in) operating activities	$ (3,953)	$ 117,763	$ 15,683	$ (23,020)	$ 106,473
Net cash provided by (used in) investing activities	30,823	(108,766)	(16,680)	23,020	(71,603)
Net cash provided by (used in) financing activities	(24,669)	(17)	1,500	-	(23,186)

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

"Motorsports related income" primarily includes television and radio broadcast and ancillary rights fees, promotion and sponsorship fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating), advertising revenues, royalties from licenses of the Company's trademarks and track rentals.  The Company's revenues from corporate sponsorships are paid in accordance with negotiated contracts, with the identities of sponsors and the terms of sponsorship changing from time to time.  The Company historically negotiated directly with television and cable networks for coverage of substantially all of its televised NASCAR-sanctioned events.  Under these arrangements, the event promoter received 100% of the broadcast rights fees for each NASCAR Winston Cup Series and Busch Series, Grand National Division (“Busch Series”) event and paid 10% of those broadcast rights fees as a component of the sanction fee to NASCAR.  The event promoter also paid 25% of these broadcast rights fees as awards to the competitors.  In fiscal 1999 NASCAR announced it would retain and negotiate television, radio and all other electronic media rights for the NASCAR Winston Cup Series and Busch Series.  In November 1999 NASCAR reached an agreement on a six-year television contract with NBC Sports and Turner Sports, and an eight-year agreement with FOX and its FX cable network, for the domestic television broadcast rights beginning in 2001.  The total current estimate for domestic television broadcast rights for the entire 2001 NASCAR Winston Cup Series and Busch Series schedules, including the new events at the Kansas and Chicagoland speedways, is approximately $259 million with increases, on average, of approximately 17% through the 2006 season.  Under the terms of the new arrangement, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR Winston Cup Series or Busch Series event as a component of its sanction fees and remits the remaining 90% to the event promoter.  The event promoter continues to pay 25% of the gross broadcast rights fees allocated to the event as awards to the competitors.

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

The following table sets forth, for each of the indicated periods, certain selected income statement data as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2000	2001	2000	2001
	(Unaudited)

Revenues:
Admissions, net	46.3%	43.1%	44.5%	41.6%
Motorsports related income	34.4	40.3	38.1	43.8
Food, beverage and merchandise income	18.4	15.6	16.4	13.6
Other income	0.9	1.0	1.0	1.0

Total revenues	100.0	100.0	100.0	100.0

Expenses:
Direct expenses:
Prize and point fund monies and NASCAR
sanction fees	13.2	12.7	15.2	15.4
Motorsports related expenses	20.0	22.0	19.0	19.3
Food, beverage and merchandise expenses	11.4	8.6	9.6	7.3
General and administrative expenses	18.0	16.0	17.6	16.5
Depreciation and amortization	11.8	10.9	11.9	11.0

Total expenses	74.4	70.2	73.3	69.5

Operating income	25.6	29.8	26.7	30.5
Interest income	1.4	0.6	1.5	0.8
Interest expense	(6.9)	(5.7)	(7.3)	(5.3)
Equity in net income (loss) from equity investments	0.5	3.4	(0.2)	0.9
Minority interest	0.2	0.2	0.2	0.3
North Carolina Speedway litigation	-	-	(1.7)	-

Income before income taxes	20.8	28.3	19.2	27.2
Income taxes	8.9	11.8	8.9	11.3

Net income	11.9%	16.5%	10.3%	15.9%

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

In addition, the Company believes that the fiscal 2001 and fiscal 2000 results of operations will not be comparable on a period-to-period basis due to the increase in revenues associated with television broadcast rights fee agreements beginning in fiscal 2001 (See “General” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), the commencement of motorsports event operations at the Kansas and Chicagoland speedways in fiscal 2001 (See “Future Liquidity”), the sale of the Company’s Competition Tire subsidiaries in the fourth quarter of 2000, the acquisition of the remaining 10% minority interest it did not already own in Homestead-Miami Speedway, LLC (“Miami”) from Leisure Racing Services, Inc. (“Leisure Racing”) on October 1, 2001 (See “Future Liquidity”) and certain schedule changes for motorsports events in fiscal 2001 as compared to fiscal 2000.

Comparison of the Results for the Three and Nine Months Ended August 31, 2001 to the Results for the Three and Nine Months Ended August 31, 2000.

Admissions revenue increased approximately $7.3 million, or 14.8%, for the three months ended August 31, 2001, as compared to the three months ended August 31, 2000.  The majority of this increase was attributable to new events in 2001 including the inaugural events conducted at Kansas Speedway (“Kansas”) and an Indy Racing League (“IRL”) event at Richmond International Raceway (“Richmond”).  The remaining increase was attributable to an increase in the weighted average price of tickets sold at certain events conducted at Daytona International Speedway (“Daytona”) and Michigan International Speedway (“Michigan”).  These increases were partially offset by a decrease in admissions as a result of certain schedule changes.

Admissions revenue increased approximately $10.3 million, or 7.3%, for the nine months ended August 31, 2001, as compared to the nine months ended August 31, 2000.  The majority of this increase was attributable to new events in 2001 including the inaugural events conducted at Kansas and an IRL event at Richmond.  The remaining increase is due to an increase in the weighted average price of tickets sold and increased seating capacity at the events conducted at Daytona, Talladega Superspeedway (“Talladega”) and Richmond and increased attendance at certain events conducted at California and Richmond.  These increases were partially offset by decreased admissions as a result of certain schedule changes.

Motorsports related income increased approximately $16.3 million, or 44.1%, and $39.0 million, or 32.2%, for the three months and nine months ended August 31, 2001, respectively, as compared to the same periods of the prior year.  Over three-quarters of this increase was a result of increased television broadcast and ancillary rights fees for NASCAR Winston Cup Series and Busch Series events conducted during the period.  The remaining increase is primarily attributed to marketing partnership revenues at the inaugural events at Kansas and Richmond as well as events conducted at certain other facilities and, to a lesser extent, increases in track rentals.

Food, beverage and merchandise income increased approximately $927,000, or 4.7%, for the three months ended August 31, 2001, as compared to the three months ended August 31, 2000.  This increase was primarily attributable to the merchandise sales at the inaugural events conducted at Kansas and Chicagoland Speedway (“Chicago”) as well as the food and beverage sales and catering operations at Kansas.  To a lesser extent, food, beverage and merchandise sales at the Company’s other events and merchandise sales at the gift shop adjacent to DAYTONA USA contributed to the increase.  These increases were partially offset by decreases attributable to the sale of the Company’s Competition Tire subsidiaries on November 15, 2000.

Food, beverage and merchandise income decreased approximately $2.5 million, or 4.9%, for the nine months ended August 31, 2001, as compared to the nine months ended August 31, 2000.  This decrease was attributable to the sale of the Company’s Competition Tire subsidiaries on November 15, 2000.  This decrease was partially offset by increases in merchandise sales at the inaugural events conducted at Kansas and Chicago, the food and beverage sales and catering operations at Kansas and, to a lesser extent, increases in food, beverage and merchandise sales at the Company’s other events and merchandise sales at the gift shop adjacent to DAYTONA USA.

Prize and point fund monies and NASCAR sanction fees increased approximately $2.6 million, or 18.6%, and $7.9 million, or 16.4%, for the three months and nine months ended August 31, 2001, respectively, as compared to the same periods in the prior year.  These increases were primarily attributable to the increased television broadcast rights fees for the NASCAR Winston Cup Series and Busch Series events conducted during the periods, as standard NASCAR sanctioning agreements require that a specified percentage of broadcast rights fees be paid to competitors.  The remaining increase is attributable to the timing of certain events and certain schedule changes in the fiscal 2001 periods as compared to the same periods in fiscal 2000.  These increases were partially offset by the previously discussed reduction in NASCAR sanction fees recognized as expense, in accordance with the new broadcast rights agreements.

Motorsports related expenses increased approximately $7.7 million, or 36.0%, for the three months ended August 31, 2001 as compared to the three months ended August 31, 2000.  The majority of the increase was attributable to operating costs associated with the inaugural events conducted at Kansas and Richmond, which include the sanction fees for the non-NASCAR sanctioned events.  The remaining increase is primarily attributable to increases in sanction fees for certain other non-NASCAR events and, to a lesser extent, increases in personnel and other direct operating costs.  These increases were partially offset by decreases associated with the timing of events at certain facilities in the fiscal 2001 period as compared to the same period in fiscal 2000.  Motorsports related expenses as a percentage of combined admissions and motorsports related income increased to approximately 26.4% for the three months ended August 31, 2001 as compared to 24.7% for the three months ended August 31, 2000.  This increase is primarily attributable to the operational costs, including the sanction fees for the non-NASCAR events, associated with the inaugural events at Kansas and Richmond and, to a lesser extent, other increases associated with the ongoing expansion of the Company’s business.  This increase was partially offset by increased television broadcast and ancillary rights fees.

Motorsports related expenses increased approximately $10.4 million, or 17.3%, for the nine months ended August 31, 2001, as compared to the nine months ended August 31, 2000.  The increase was primarily attributable to operating costs associated with the inaugural events conducted at Kansas and Richmond, which include the sanction fees for the non-NASCAR sanctioned events, and, to a lesser extent, increases in personnel and other direct operating costs.  These increases were partially offset by lower sanction fees for Miami’s Grand Prix event which was sanctioned by the IRL in fiscal 2001, versus Championship Auto Racing Teams in the same period of fiscal 2000.  Motorsports related expenses as a percentage of combined admissions and motorsports related income decreased to approximately 22.6% for the nine months ended August 31, 2001 as compared to 22.9% for the nine months ended August 31, 2000.  This decrease is primarily attributable to increased television broadcast and ancillary rights fees and, to a lesser extent, increased marketing partnership revenue, partially offset by operational costs, including the sanction fees for the non-NASCAR events, associated with the inaugural events at Kansas and Richmond as well as other increases associated with the ongoing expansion of the Company’s business.

Food, beverage and merchandise expense decreased approximately $878,000, or 7.2%, and $3.5 million, or 11.7%, for the three months and nine months ended August 31, 2001, respectively, as compared to the same periods in the prior year.  These decreases were attributable to the sale of the Company’s Competition Tire subsidiaries on November 15, 2000, partially offset by increases associated with the cost of sales and other merchandising expenses associated with the operations at the inaugural events conducted at Kansas and Chicago as well as the ongoing expansion of the food, beverage and merchandise operations.  Food, beverage and merchandise expenses as a percentage of food, beverage and merchandise income decreased to approximately 55.1% and 53.9% for the three months and nine months ended August 31, 2001, respectively, as compared to 62.2% and 58.1% for the same periods in the prior year.  These decreases are primarily attributable to the sale of the Company’s lower margin Competition Tire operations and, to a lesser extent, a shift in the merchandising product mix.  These decreases were partially offset by incremental operating expenses as a result of the ongoing expansion of the food, beverage and merchandising operations of the Company.

General and administrative expenses increased approximately $1.9 million, or 9.8%, and $4.1 million, or 7.3%, for the three months and nine months ended August 31, 2001, respectively, as compared to the same periods in the prior year.  These increases are primarily attributable to costs associated with the Company’s ongoing business, including the operations of the newly developed Kansas Speedway, partially offset by lower business expansion and merger related integration expenses incurred during fiscal 2001, as well as the elimination of expenses related to the Competition Tire subsidiaries which were sold in November 2000.  General and administrative expenses as a percentage of total revenues decreased to 16.0% and 16.5% for the three months and nine months ended August 31, 2001, respectively, as compared to 18.0% and 17.6% for the same periods in the prior year.  This decrease is primarily a result of the Company’s revenue growth exceeding general and administrative expense growth.

 Depreciation and amortization expense increased approximately $1.7 million, or 13.6%, and $2.0 million, or 5.4%, for the three months and nine months ended August 31, 2001, respectively, as compared to the same periods in the prior year.  Over three-quarters of these increases are attributable to the completion of the Kansas facility with the remaining increases attributable to the ongoing expansion of the Company’s other facilities.

Interest income decreased by approximately $689,000, or 47.8%, and $1.9 million, or 39.0%, for the three months and nine months ended August 31, 2001, respectively, as compared to the same periods in the prior year.  These decreases are primarily due to lower average investment balances in the current year.

Interest expense increased by approximately $169,000, or 2.3%, for the three months ended August 31, 2001, as compared to the three months ended August 31, 2000.  This increase is attributable to lower capitalized interest on borrowings for the Kansas and Chicago speedway developments as these facilities began operations in the third quarter of fiscal 2001.   Partially offsetting this increase was a decrease in the interest expense attributable to a lower average balance on the Company’s credit facilities.

Equity in net income (loss) from equity investments represents the Company’s pro rata share of the current income and losses from its 37.5% equity investment in Raceway Associates, LLC (“Raceway Associates”).  Raceway Associates owns and operates Chicago, which conducted certain of its inaugural events in the third quarter of fiscal 2001.

The North Carolina Speedway litigation expense represents the final resolution of the North Carolina Speedway dissenter’s action incurred in the second quarter of fiscal 2000.

The decrease in the Company’s effective income tax rate for the three months and nine months ended August 31, 2001, as compared to the same period in the prior year, is attributable to the increase in pretax income in relation to non-deductible goodwill and a decrease in the Company’s effective rate for certain state income taxes, as well as the non-deductible portion of the North Carolina Speedway litigation in the second quarter of fiscal 2000.

As a result of the foregoing, the Company’s net income increased approximately $9.0 million and $25.2 million for the three months and nine months ended August 31, 2001, respectively, as compared to the same periods in the prior year.

Liquidity and Capital Resources

General

The Company has historically generated sufficient cash flow from operations to fund its working capital needs and capital expenditures at existing facilities, as well as to pay an annual cash dividend. In addition, the Company has used the proceeds from offerings of its Class A Common Stock and, more recently, the net proceeds from the issuance of  unsecured senior notes (“Senior Notes”), borrowings under its credit facilities and state and local mechanisms to fund acquisitions and development projects. At August 31, 2001 the Company had $225 million principal amount of Senior Notes outstanding, total borrowings of approximately $111.5 million under its credit facilities and term loan arrangements, and a debt service funding commitment of approximately $69.0 million, net of discount, related to the taxable special obligation revenue (“TIF”) bonds issued by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) (See "Future Liquidity"). The Company had working capital deficits of approximately $63.2 million and $54.0 million at August 31, 2001 and November 30, 2000, respectively.

Cash Flows

Net cash provided by operating activities was approximately $119.5 million for the nine months ended August 31, 2001, compared to approximately $106.5 million for the nine months ended August 31, 2000.  The difference between the Company’s net income of approximately $57.8 million and the $119.5 million of operating cash flow was primarily attributable to depreciation and amortization of $40.0 million, an increase in deferred income of $22.6 million, deferred income taxes of $19.3 million, an increase in accounts payable of $7.0 million and $2.3 million in amortization of unearned compensation and financing costs, partially offset by an increase in inventories, prepaid expenses and other current assets of $13.4 million, an increase in receivables of $12.6 million and undistributed income from equity investments of $3.2 million.

Net cash used in investing activities was approximately $51.9 million for the nine months ended August 31, 2001, compared to approximately $71.6 million for the nine months ended August 31, 2000. The Company's use of cash for investing activities reflects $79.3 million in capital expenditures and $2.7 million to increase the Company's investment in and advances to the Chicago project, partially offset by a $29.6 million decrease in restricted investments related to the Kansas Speedway development. (See "Capital Expenditures" and “Future Liquidity”)

Net cash used in financing activities was approximately $70.0 million for the nine months ended August 31, 2001, compared to approximately $23.2 million for the nine months ended August 31, 2000. The Company's use of cash for financing activities reflects net payments under credit facilities of $61.0 million, $5.0 million in payments of long-term debt, $3.2 million in cash dividends paid and $857,000 used to reacquire previously issued common stock.

Capital Expenditures

Capital expenditures totaled approximately $79.3 million for the nine months ended August 31, 2001, compared to $85.3 million for the nine months ended August 31, 2000. Over one-half of these expenditures were related to the construction of the speedway in Kansas.  The remaining capital expenditures were related to expenditures at the Company's existing facilities, including increased seating capacity at California, Talladega and Daytona, land purchased for expansion of parking capacity and other uses, as well as a variety of additional improvements.

The Company expects to make capital expenditures totaling approximately $39.8 million for approved projects at its facilities which are expected to be completed within the next 36 months, including paving, acquisition of land for expansion of parking capacity and other uses and for a variety of additional improvements.  In addition, the balance of the Company's capital expenditures related to the completion of the Kansas Speedway will be funded from restricted investments, as discussed below.

Future Liquidity

The Company's $250 million revolving credit facility ("Credit Facility") matures on March 31, 2004, and accrues interest at LIBOR plus 50 -100 basis points, based on certain financial criteria. At August 31, 2001, the Company had borrowings of $70.0 million under the Credit Facility.

The Company’s Miami subsidiary has a $20 million credit facility (“Miami Credit Facility”) and a $23.5 million term loan (“Term Loan”). The Miami Credit Facility and Term Loan are guaranteed by the Company and have the same interest terms and restrictive covenants as the Company’s Credit Facility. The Miami Credit Facility will be automatically reduced to $15.0 million on December 31, 2002 and will mature on December 31, 2004. At August 31, 2001, the Company had borrowings of $18.0 million under the Miami Credit Facility. The Term Loan is payable in annual installments which range from $4.5 million to $7.0 million. The Company has an interest rate swap agreement that effectively fixes the floating rate on the outstanding balance under the Term Loan at 5.60% plus 50-100 basis points, based on certain financial criteria, for the remainder of the loan period.

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

In January 1999, the Unified Government issued approximately $71.3 million in TIF bonds and approximately $24.3 million in sales tax special obligation revenue ("STAR") bonds, in connection with the financing of construction of the speedway in Kansas. The STAR bonds will be retired with state and local taxes generated within the project’s boundaries and are not an obligation of the Company. The TIF bonds are comprised of a $21.6 million, 6.15% term bond due December 1, 2017 and a $49.7 million, 6.75% term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government, with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly-owned subsidiary, Kansas Speedway Corporation (“KSC”).   KSC granted a mortgage and security interest in the Kansas Project for its Funding Commitment obligation.  In addition, the then unexpended portion of KSC’s initial equity commitment of approximately $77.9 million, along with the net TIF and STAR bond proceeds, were deposited into trustee administered accounts for the benefit of the construction of the Kansas facility.  At August 31, 2001, the unexpended portion of the Company’s equity contribution recorded as Restricted Investments totaled approximately $5.6 million.  Kansas Speedway, which was awarded a NASCAR Winston Cup Series, NASCAR Busch Series, NASCAR Craftsman Truck Series, an Indy Racing Northern Light Series and an ARCA RE/MAX Series event for its inaugural season, successfully commenced motorsports operations in June 2001.

The Company is a member of Motorsports Alliance, LLC (“MSA”) (owned 50% by the Company and 50% by Indianapolis Motor Speedway Corp.) which owns 75% of Raceway Associates.  Raceway Associates owns Route 66 Raceway and also owns 930 acres adjacent to the existing Route 66 complex on which it developed the Chicagoland Speedway.  The Chicagoland Speedway development was financed through equity contributions of approximately $50 million from MSA and approximately $50 million in borrowings by Raceway Associates. The members of MSA have guaranteed up to $50 million in borrowings by Raceway Associates on a pro rata basis until such time as the operations of Raceway Associates meet certain financial criteria. In December 1999 the City of Joliet, Illinois sold approximately $9 million in 6.75% municipal bonds (which are to be repaid by Raceway Associates through property tax assessments over twelve years) to help fund a portion of the project costs that relate to public infrastructure for the superspeedway development project.  The additional project costs in excess of $109 million were funded from advance sales for events at Chicagoland Speedway and by the members of Raceway Associates on a pro rata basis during the construction period. In April 2000, the Company approved advances of approximately $6.9 million as its pro-rata portion of MSA’s additional funding commitment to the project. Through August 31, 2001, the Company has contributed approximately $35.2 million to MSA, including $25.0 million which has fulfilled the Company's portion of MSA's $50 million equity commitment, and the $6.9 million in approved advances.  At August 31, 2001, Raceway Associates has borrowed approximately $47.0 million for the Chicagoland Speedway construction under its construction and term loan arrangement discussed above, which is currently guaranteed by the members of the MSA.  Chicagoland Speedway, which was awarded a NASCAR Winston Cup Series, NASCAR Busch Series, an Indy Racing Northern Light Series and an ARCA RE/MAX series event for its inaugural season, successfully commenced motorsports operations in July 2001.

The Company acquired the remaining 10% minority interest it did not already own in Miami from Leisure Racing Services, Inc., on October 1, 2001.  As predetermined in the July 1997 Purchase Agreement when the Company acquired its initial 40% interest in Miami, the purchase price paid to Leisure Racing Services, Inc., was based on 10% of the negotiated facility valuation as of July 1997 plus interest.  The acquisition was accounted for under the purchase method of accounting.

During fiscal 1999, the Company announced its intention to search for a site for a major motorsports facility in the New York metro area. In January 2000, the Company announced that, through a wholly-owned subsidiary, it had entered into an exclusive agreement with the New Jersey Sports and Exposition Authority to conduct a feasibility study on the development of a motorsports facility at the Meadowlands Sports Complex in New Jersey.  The original agreement for the feasibility study was extended and now will expire in January, 2002.  The Meadowlands Sports Complex, located five miles west of the Lincoln Tunnel, is the site of Giants Stadium, Continental Airlines Arena and Meadowlands Racetrack and is the home of certain professional sports franchises, horse racing, college athletics, concerts and family shows. The Company has not yet determined the feasibility of the Meadowlands (or any other) site, formulated an estimate of the costs to construct a major motorsports facility in the New York metropolitan area, nor established a timetable for completion, or even commencement, of such a project.

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

DEPENDENCY UPON NASCAR

The Company's success has been and will remain dependent upon maintaining a good working relationship with NASCAR, the sanctioning body for the Winston Cup Series, the Busch Series, and certain other races promoted by the Company. The Company has sanctioning agreements to promote seventeen NASCAR Winston Cup Series championship point races, two NASCAR Winston Cup Series non-championship point races, fifteen NASCAR Busch Series races and a number of other NASCAR races for the 2001 racing season. Each NASCAR event sanctioning agreement is awarded on an annual basis. In fiscal 2000, NASCAR-sanctioned races at the Company's facilities accounted for approximately 77% of the Company's total revenues. Although William C. France and James C. France presently control both the Company and NASCAR and management believes that the Company will continue to maintain an excellent relationship with NASCAR for the foreseeable future, NASCAR is under no obligation to continue to enter into sanctioning agreements with the Company to promote any event. Failure to obtain a sanctioning agreement for a major NASCAR event would have a material adverse effect on the Company's financial condition and results of operations. Moreover, although the Company's general growth strategy includes the possible development and/or acquisition of additional motorsports facilities, there can be no assurance that NASCAR will enter into sanctioning agreements with the Company to promote races at such facilities.  Similarly, NASCAR is not obligated to modify race schedules to allow the Company to schedule races more efficiently.  In addition, by sanctioning an event, NASCAR does not warrant, either expressly or by implication, nor are they responsible for, the financial or other success of the sanctioned event or the number or identity of vehicles or competitors participating in the event.

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

IMPACT OF CONSUMER SPENDING ON RESULTS

The success of the Company's operations depends to a significant extent upon a number of factors relating to discretionary individual and corporate consumer spending, including economic conditions affecting disposable consumer income such as employment, business conditions, interest rates, military actions, national or local catastrophic events, and taxation. These factors can impact both attendance at the Company's events and the financial results of the motorsports industry's principal sponsors. There can be no assurance that consumer spending will not be adversely affected by economic conditions, thereby impacting the Company's growth, revenue and profitability.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK.

During the nine months ended August 31, 2001 there have been no material changes in the Company’s market risk exposures.

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

On October 5, 2001 the Company filed a report on Form 8-K which reported under item 5. the issuance of a press release on September 28, 2001 which announced the pending acquisition of the remaining 10% ownership interest in the Homestead-Miami Speedway, not previously owned by the Company.

On October 9, 2001 the Company filed a report on Form 8-K which reported under Item 5. the issuance of a press release which reported earnings for the third quarter and nine-months ended August 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)
Date:	10/12/2001	/s/ Susan G. Schandel
Susan G. Schandel, Vice President & Chief Financial Officer