Form 10-K
period 2001-11-30
INTERNATIONAL SPEEDWAY CORP
filed 2002-01-24
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year period ended November 30, 2001.

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

[x] Yes             [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.  [  ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of December 31, 2001 was $1,049,532,814.99 based upon the last reported sale price of the Class A Common Stock on the NASDAQ National Market System on that date and the assumption that all directors and executive officers of the Company, and their families, are affiliates.

At December 31, 2001, there were outstanding:
No shares of Common Stock, $.10 par value per share,
24,536,711  shares of Class A Common Stock, $.01 par value per share, and
28,627,121  shares of Class B Common Stock, $.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE. Certain of the exhibits listed in Part IV are incorporated by reference from the Company's Registration Statement filed on Form S-4, File No. 333-94085.

UNLESS OTHERWISE INDICATED OR THE CONTEXT OTHERWISE REQUIRES:

(I) ALL INFORMATION CONTAINED IN THIS REPORT GIVES EFFECT TO THE ACQUISITIONS OF PENSKE MOTORSPORTS, INC. ("Penske  Motorsports”), CONSUMMATED ON JULY 26, 1999 (THE "Penske Motorsports Acquisition") AND RICHMOND INTERNATIONAL RACEWAY ("RICHMOND") ON DECEMBER 1, 1999 (THE "RICHMOND ACQUISITION"); AND

(II) ALL REFERENCES TO “WE,” “OUR,” "COMPANY" OR "INTERNATIONAL SPEEDWAY" MEAN INTERNATIONAL SPEEDWAY CORPORATION AND ITS CONSOLIDATED SUBSIDIARIES AFTER GIVING EFFECT TO THE PMI AND RICHMOND ACQUISITIONS.

                                                                                                  PART I

ITEM 1.  BUSINESS

GENERAL

We are a leading promoter of motorsports entertainment activities in the United States and own and/or operate twelve of the nation’s major motorsports facilities:

  Daytona International Speedway in Florida;
  Talladega Superspeedway in Alabama;
  Michigan International Speedway in Michigan;
  Richmond International Raceway in Virginia;
  California Speedway in California;
  Kansas Speedway in Kansas;
  Phoenix International Raceway in Arizona;
  Homestead-Miami Speedway in Florida;
  North Carolina Speedway in North Carolina;
  Darlington Raceway in South Carolina;
  Watkins Glen International in New York; and
  Nazareth Speedway in Pennsylvania.

In addition, Raceway Associates, LLC (“Raceway Associates”), in which we hold a 37.5% indirect equity interest, owns and operates two nationally recognized major motorsports facilities in Illinois:

  Chicagoland Speedway; and
  Route 66 Raceway.

In 2001, these motorsports facilities promoted well over 100 stock car, open-wheel, sports car, truck, motorcycle and other racing events, including:

  20 NASCAR Winston Cup Series events;
  16 NASCAR Busch Series, Grand National Division events;
  8 NASCAR Craftsman Trucks Series events;
  5 Indy Racing League (“IRL”) events;
  3 Championship Auto Racing Teams (“CART”) FedEx Championship Series events;
  2 National Hot Rod Association national events;
  the premier sports car endurance event in the United States (the Rolex 24 at Daytona sanctioned by the Grand American Road Racing Association (“Grand Am”)); and
  a number of prestigious motorcycle races.

Our business consists principally of racing events at these major motorsports facilities, which, in total, currently have more than 1 million grandstand seats.  We generate revenue primarily from admissions, television, radio and ancillary rights fees, promotion and sponsorship fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating), advertising revenues, royalties from licenses of our trademarks and track rentals, as well as from catering, merchandise and food concession services at most of our facilities.  We also own and operate the Motor Racing Network, Inc. radio network, or MRN Radio, the nation’s largest independent sports radio network and  DAYTONA USA—The Ultimate Motorsports Attraction, a motorsports-themed entertainment complex and the Official Attraction of NASCAR.

We have grown significantly in recent years through both internal and external initiatives.  From fiscal 1997 through fiscal 2001, our revenues increased from $141.4 million to $528.5 million, a compound annual growth rate, or CAGR, of 39%.  In particular, our motorsports related income increased from 33% of our total revenues in fiscal 1997 to 45.1% in fiscal 2001, or at a CAGR of 50%.  Over the same period, our EBITDA increased from $54.8 million to $224.0 million, a CAGR of 42%, and our EBITDA margin increased from 38.8% in fiscal 1997 to 42.4% in fiscal 2001.

INCORPORATION

We were incorporated in 1953 under the laws of the State of Florida under the name “Bill France Racing, Inc.” and changed our name to “Daytona International Speedway Corporation” in 1955.  With the groundbreaking for Talladega Superspeedway in 1968, we changed our name to “International Speedway Corporation.”  Our principal executive offices are located at 1801 West International Speedway Boulevard, Daytona Beach, Florida 32114, and our telephone number is (386) 254-2700.  We maintain a website at http://www.iscmotorsports.com.  The information on our website is not part of this report.

OPERATIONS

Our motorsports event operations consist principally of racing events at our facilities, which include providing catering, merchandise and food concessions at most of our facilities.  Our other operations include the DAYTONA USA motorsports entertainment complex, MRN Radio, our 37.5% equity investment in Raceway Associates and certain other activities.

We derived approximately 82% of our 2001 revenues from NASCAR‑sanctioned racing events at our wholly-owned facilities, including applicable admissions, hospitality rentals, promotion and sponsorship, television and MRN radio broadcast rights fees, food and beverage concession and catering, souvenir, advertising and other revenues.

In addition to events sanctioned by NASCAR in fiscal 2001 we promoted other stock car, open-wheel, sports car, motorcycle and go‑kart racing events sanctioned by the American Historic Racing Motorcycle Association ("AHRMA"), the American Motorcyclist Association ("AMA"), the Automobile Racing Club of America , CART, the Championship Cup Series ("CCS"), the Federation Internationale de l'Automobile ("FIA"), the Federation Internationale Motocycliste ("FIM"), Grand Am, Historic Sportscar Racing ("HSR"), the International Race of Champions ("IROC"), IRL, the Professional Monster Trucks ("ProMT"), the Sports Car Club of America ("SCCA"), the Sportscar Vintage Racing Association ("SVRA"), the United States Auto Club ("USAC") and the World Karting Association ("WKA").

Americrown

We conduct, either through operations of the particular facility or through certain wholly-owned subsidiaries operating under the name Americrown, souvenir merchandising operations, food and beverage concession operations and catering services to corporate customers both in suites and chalets at most of our motorsports facilities.  However, we do not currently conduct food, beverage and catering operations at California or catering operations at Phoenix, and we provide catering services only in chalets at North Carolina.  Americrown also produces and markets motorsports-related merchandise such as apparel, souvenirs and collectibles to retail customers through internet and catalog sales.

DAYTONA USA

DAYTONA USA – The Ultimate Motorsports Attraction, our motorsports-themed entertainment complex, is located adjacent to the Daytona International Speedway and is open 364 days a year, everyday except Christmas.

DAYTONA USA includes (i) the Velocitorium, which covers approximately 60,000 square feet, stands nearly four stories high and contains numerous highly interactive motorsports exhibits (including the new Acceleration Alley racing simulator and the Daytona Dream Laps motion ride film), many of which are sponsored by leading consumer brands; (ii) DAYTONA USA’s Speedway Tours, a semi-automated tram tour of the Daytona International Speedway’s garage area, pit road and high-banked track; (iii) the Richard Petty Driving and Riding Experience at Daytona; and (iv) for groups of fifteen or more, the VIP Tour, which includes a tour of the Winston Tower.  Adjoining DAYTONA USA are (a) the Daytona Beach Area Convention and Visitors Official Welcome Center; (b) the Daytona International Speedway Ticket Office; (c) Daytona SpeedPlay, a high-tech arcade using state of the art video technology; (d) the Pit Shop, which sells DAYTONA USA, Daytona International Speedway, NASCAR and race teams’ clothing, books, collectibles and other officially licensed merchandise; and (e) the Fourth Turn Grill concessions facility.  We believe that DAYTONA USA and these adjoining facilities appeal to individual tourists, tour groups, conventions and corporate sponsors, thereby (i) increasing the use of our Daytona facility, (ii) expanding our concessions and souvenir sales and (iii) providing greater visibility for our business and motorsports generally, which in turn is expected to increase spectator interest.

MRN Radio

One of our subsidiaries, Motor Racing Network, Inc., does business under the name “MRN Radio,” but is not a radio station.  Rather, it creates race-related programming content carried on radio stations around the country.  MRN Radio produces and syndicates to radio stations the NASCAR Winston Cup races, NASCAR Busch Grand National races, NASCAR Craftsman Truck races and certain other races conducted at our tracks, as well as some races from tracks we do not own.  Each track presently has the ability to separately contract for the rights to radio broadcasts of events held at its facilities.  MRN Radio also produces and syndicates daily and weekly NASCAR racing-themed programs.  MRN Radio derives revenue from the sale of national advertising contained in its syndicated programming, as well as from rights fees paid by radio stations that broadcast the programming.

Chicagoland Speedway and Route 66 Raceway

We indirectly own 37.5% of Raceway Associates.  Raceway Associates owns Chicagoland and Route 66 Raceway.  Route 66 Raceway hosts events including National Hot Rod Association drag racing, dirt oval racing and concerts.  Chicagoland is a 1.5-mile moderately banked oval track.  The facility has grandstands that seat approximately 75,000 spectators and 24 luxury suites containing approximately 1,000 additional seats.  Chicagoland, which was awarded a NASCAR Winston Cup, NASCAR Busch Grand National, IRL and Automobile Racing Club of America RE/MAX series event for its inaugural season, successfully commenced motorsports operations in July 2001.

Other Activities

From time to time we use our track facilities for car shows, driving schools, auto fairs, vehicle testing and settings for television commercials, print advertisements and motion pictures.  We also rent “show cars” for promotional events.  We operate Talladega Municipal Airport, which is located adjacent to Talladega.  We rent certain warehouse and office space in Daytona Beach, Florida to unrelated parties.  Our Richmond facility includes a fairgrounds complex that operates various non-motorsports related events.

COMPETITION

Racing events compete with other sports such as professional football, basketball and baseball, as well as other recreational events.  Our events also compete with other racing events sanctioned by various racing bodies such as NASCAR, IRL, CART, USAC, SCCA, Grand Am, Automobile Racing Club of America and others, many of which are often held on the same dates at separate tracks.  We believe that the type and caliber of promoted racing events, facility location, sight lines, pricing and level of customer conveniences are the principal factors that distinguish competing motorsports facilities.

EMPLOYEES

As of November 30, 2001, we had over 900 full-time employees.  We also engage a significant number of temporary personnel to assist during periods of peak attendance at our events.  For example, the Daytona International Speedway engages approximately 6,500 persons during Speedweeks, some of whom are volunteers.  None of our employees are represented by a labor union.  We believe that we enjoy a good relationship with our employees.

ITEM 2. PROPERTIES

MOTORSPORTS FACILITIES

The following table sets forth information relating to each of our principal speedway facilities and those in which we have an equity interest as of November 30, 2001:

TRACK NAME	LOCATION

APPROXIMATE NUMBER OF GRANDSTAND SEATS

			APPROXIMATE ACREAGE	TRACK LENGTH
Daytona International Speedway	Daytona Beach, Florida	168,000	440	2.5 miles
Talladega Superspeedway	Talladega, Alabama	143,000	1,435	2.6 miles
Michigan International Speedway	Brooklyn, Michigan	136,000	1,180	2.0 miles
Richmond International Raceway	Richmond, Virginia	100,000	635	0.8 mile
California Speedway	Fontana, California	92,000	566	2.0 miles
Kansas Speedway	Kansas City, Kansas	78,000	1,000	1.5 miles
Phoenix International Raceway	Phoenix, Arizona	75,000	598	1.0 mile
Homestead‑Miami Speedway	Homestead, Florida	65,000	404	1.5 miles
North Carolina Speedway	Rockingham, North Carolina	60,000	300	1.0 mile
Darlington Raceway	Darlington, South Carolina	59,000	230	1.3 miles
Watkins Glen International	Watkins Glen, New York	37,000	1,377	3.4 miles
Nazareth Speedway	Nazareth, Pennsylvania	44,000	283	1.0 mile

Chicagoland Speedway (37.5%)	Joliet, Illinois	75,000	930	1.5 mile
Route 66 Raceway (37.5%)	Joliet, Illinois	30,000	240	¼ mile

DAYTONA INTERNATIONAL SPEEDWAY. The Daytona International Speedway is a high-banked, lighted, asphalt, tri-oval superspeedway that also includes a 3.6-mile road course. Daytona is located on approximately 440 acres of leased land in Daytona Beach, Florida. Our lease with the Daytona Beach Racing and Recreational Authority expires in 2032, including renewal options. We also own various parcels of real property aggregating approximately 295 acres near Daytona, which are used for parking and other ancillary purposes.

TALLADEGA SUPERSPEEDWAY.  The Talladega Superspeedway is a high-banked, asphalt, tri-oval superspeedway with an infield road course. The facility is located about 90 minutes from Atlanta, Georgia and 45 minutes from Birmingham, Alabama.

MICHIGAN INTERNATIONAL SPEEDWAY.  The Michigan International Speedway is a moderately-banked, asphalt, tri-oval superspeedway located in Brooklyn, Michigan, approximately 70 miles southwest of Detroit and 18 miles southeast of Jackson.

RICHMOND INTERNATIONAL RACEWAY.  The Richmond International Raceway is an asphalt, oval, intermediate speedway located approximately 10 miles from downtown Richmond, Virginia.

CALIFORNIA SPEEDWAY.   The California Speedway is a moderately-banked asphalt, tri-oval superspeedway located 40 miles east of Los Angeles in Fontana, California.  The facility also includes a one-quarter mile drag strip.

KANSAS SPEEDWAY.   The Kansas Speedway is an asphalt, 1.5-mile tri-oval speedway located in Kansas City, Kansas.

PHOENIX INTERNATIONAL RACEWAY.  The Phoenix International Raceway is an asphalt, oval superspeedway that also includes a 1.5-mile road course located near Phoenix, Arizona.

HOMESTEAD-MIAMI SPEEDWAY.  The Homestead-Miami Speedway is a low-banked, asphalt, oval superspeedway located in Homestead, Florida.  We operate Homestead-Miami Speedway under an agreement that expires in 2075, including renewal options.

NORTH CAROLINA SPEEDWAY.  The North Carolina Speedway is a moderately-banked, asphalt, oval superspeedway located in Rockingham, North Carolina, approximately 90 miles south of Raleigh, North Carolina.

DARLINGTON RACEWAY.  The Darlington Raceway is a high-banked, egg-shaped, asphalt, oval superspeedway located in Darlington, South Carolina.

WATKINS GLEN INTERNATIONAL.  The Watkins Glen International facility includes 3.4-mile and 2.4-mile road course tracks and is located near Watkins Glen, New York.

NAZARETH SPEEDWAY.  The Nazareth Speedway facility is a moderately-banked, asphalt, oval superspeedway located in Nazareth, Pennsylvania.

OTHER FACILITIES.  We own approximately 54 acres of real property across International Speedway Boulevard from Daytona on which are located seven buildings containing an aggregate of approximately 375,000 square feet.  Our corporate headquarters and other offices and facilities are located in a portion of these facilities. We also own concession facilities in Daytona Beach and in Talladega. We lease real estate and office space in Talladega, and the property and premises at the Talladega Municipal Airport. The lease for the Company's Talladega business offices, located within the International Motorsports Hall of Fame, expires in 2002, including renewals. Our lease for the Talladega Municipal Airport expires in 2022, including renewals.  We also have a lease for the Tucson Raceway Park in Pima County, Arizona, which expires in 2005. Two of our wholly-owned subsidiaries, Phoenix Speedway Corporation and ISC.com, rent office and other space in Phoenix, Arizona. ISC Properties rents office space in both Charlotte, North Carolina and New York, New York, and Kansas Speedway Corporation lease office space in Kansas City, Kansas.  The Richmond facility includes a state fairgrounds complex that operates various non-motorsports events.

TRADEMARKS

We have various registered and common law trademark rights, including "California Speedway", "Darlington Raceway", "Southern 500", "Too Tough to Tame", "Daytona International Speedway", "DAYTONA USA", the "Daytona 500", the "24 Hours of Daytona", "Acceleration Alley", "Daytona Dream Laps", "Speedweeks", "World Center of Racing", "Homestead-Miami Speedway", "Kansas Speedway", "Michigan International Speedway", "Nazareth Speedway", "North Carolina Speedway", "The Rock", "Phoenix International Raceway", "Richmond International Raceway", "The Action Track", "Talladega Superspeedway", "Watkins Glen International", "The Glen", "Americrown", "Motor Racing Network", "MRN", "Truxpo Truck Tour" and related logos.  We also have licenses from NASCAR, various drivers and other businesses to use names and logos for merchandising programs and product sales.  Our policy is to protect our intellectual property rights vigorously, through litigation, if necessary, chiefly because of their proprietary value in merchandise and promotional sales.

ITEM 3. LEGAL PROCEEDINGS

We are from time to time a party to routine litigation incidental to our business.  We do not believe that the resolution of any or all of such litigation is likely to have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                                                                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At November 30, 2001, International Speedway Corporation had two issued classes of capital stock:  class A common stock, $.01 par value per share, and class B common stock, $.01 par value per share.  The class A common stock is traded on the NASDAQ National Market System under the symbol "ISCA". The class B common stock is traded on NASDAQ's Over-The-Counter Bulletin Board under the symbol "ISCB" and, at the option of the holder, is convertible to class A common stock at any time.   As of November 30, 2001, there were approximately 3,400 record holders of class A common stock and approximately 850 record holders of class B common stock.

The reported high and low sales prices or high and low bid information as applicable for each quarter indicated are as follows:

	ISCA		ISCB(1)
Quarter Ending:	High	Low	High	Low

February 2000	$65.94	$42.06	$64.25	$42.50
May 2000	49.50	40.50	48.00	40.50
August 2000	45.75	30.13	45.25	30.00
November 2000	39.44	32.00	39.00	32.00
February 2001	47.25	36.25	47.00	36.25
May 2001	48.00	36.00	47.75	36.00
August 2001	44.10	38.38	44.20	38.50
November 2001	42.67	30.40	42.00	30.60

(1)           ISCB quotations were obtained from the OTC Bulletin Board and represent prices between dealers and do not include mark‑up, mark‑down or commission. Such quotations do not necessarily represent actual transactions.

DIVIDENDS

Annual dividends of $0.06 per share were declared in the quarter ending in May and paid in June in fiscal years 2000 and 2001 on all common stock that was issued at the time.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected financial data as of and for each of the five fiscal years in the period ended November 30, 2001. The income statement data for the three fiscal years in the period ended November 30, 2001, and the balance sheet data as of November 30, 2001 and November 30, 2000, have been derived from our audited historical consolidated financial statements included elsewhere in this report, which financial statements have been audited by Ernst & Young LLP, independent certified public accountants, as indicated in their report thereon. The balance sheet data as of November 30, 1999, and the income statement data and the balance sheet data as of and for the fiscal years ended November 30, 1998 and 1997, have been derived from our audited historical consolidated financial statements.  You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included or incorporated by reference elsewhere in this report.

	For the Year Ended November 30,
	1997	1998	1999	2000	2001
	(in thousands, except per share data)

Income Statement Data: Revenues:
Admissions, net..................................................	$ 69,487	$ 86,946	$ 133,897	$ 192,789	$ 214,494
Motorsports related income.............................	46,650	71,793	115,570	175,809	238,208
Food, beverage and merchandise income......	23,408	28,597	46,668	66,880	70,575
Other income.......................................................	1,829	1,632	2,587	4,952	5,233
Total revenues............................................	141,374	188,968	298,722	440,430	528,510
Expenses: Direct expenses:
Prize and point fund monies and NASCAR sanction fees...........................	20,567	28,767	45,615	71,260	87,859
Motorsports related expenses.....................	23,075	33,283	51,590	82,230	98,458
Food, beverage and merchandise expenses.....................................................	13,435	15,025	25,539	38,448	38,251
General and administrative expenses..............	29,486	37,842	54,956	75,030	79,953
Depreciation and amortization......................... Total expenses............................................	9,910 96,473	13,137 128,054	25,066 202,766	51,150 318,118	54,544 359,065

Operating income...................................................	44,901	60,914	95,956	122,312	169,445
Interest income.......................................................	3,196	4,414	8,780	6,156	3,446
Interest expense.....................................................	(509)	(582)	(6,839)	(30,380)	(26,505)
Equity in net income (loss) from equity investments...........................................................	366	(905)	(1,819)	(631)	2,935
Minority interest....................................................	-	-	(796)	(100)	992
Gain on sale of equity investment.......................	-	1,245	-	-	-
North Carolina Speedway litigation....................	-	-	-	(5,523)	-
Income before income taxes.................................	47,954	65,086	95,282	91,834	150,313
Income taxes...........................................................	18,158	24,894	38,669	41,408	62,680
Net income..............................................................	$ 29,796	$ 40,192	$ 56,613	$ 50,426	$ 87,633
Earnings per share (1):
Basic.................................................................	$ 0.78	$ 1.00	$ 1.22	$ 0.95	$ 1.65
Diluted.............................................................	$ 0.78	$ 1.00	$ 1.22	$ 0.95	$ 1.65
Dividends per share...............................................	$ 0.06	$ 0.06	$ 0.06	$ 0.06	$ 0.06
Weighted average shares outstanding (1):
Basic...............................................................	38,185,473	40,025,643	46,394,614	52,962,646	52,996,660
Diluted...........................................................	38,339,978	40,188,800	46,518,977	53,049,293	53,076,828

Balance Sheet Data (at end of period):
Working capital (deficit).......................................	$ (24,976)	$ 25,514	$ (51,897)	$ (54,041)	$ (28,471)
Total assets (2).......................................................	302,823	476,818	1,599,127	1,665,438	1,702,146
Long-term debt.......................................................	1,007	2,775	496,067	470,551	402,477
Total debt................................................................	14,302	3,373	498,722	475,716	411,702
Total shareholders’ equity (2)..............................	209,907	366,855	902,470	950,871	1,035,422

(1)   Earnings per share and weighted average share amounts prior to 1998 have been restated to comply with Statement of Financial Accounting Standard No. 128.  See Note 1 to our audited financial statements included in this report.

(2)   Does not reflect the adoption of Statement of Financial Accounting Standard No. 142, which is expected to result in a non-cash after-tax charge of approximately $513.8 million in the first quarter of fiscal 2002.  To reflect this charge, total assets and total shareholders’ equity would have been reduced by $584.3 million and $513.8 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results Of Operations

        General

We derive revenues primarily from (i) admissions to racing events and motorsports activities held at our facilities, (ii) revenue generated in conjunction with or as a result of motorsports events conducted at our facilities, and (iii) catering, concession and merchandising services during or as a result of these events and activities.

“Admissions” revenue includes ticket sales for all of our racing events and activities at DAYTONA USA. Admissions revenue for motorsports events is recognized upon completion of the related motorsports event.

“Motorsports related income” primarily includes television, radio and ancillary rights fees, promotion and sponsorship fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating), advertising revenues, royalties from licenses of our trademarks and track rentals.  Our revenues from corporate sponsorships are paid in accordance with negotiated contracts, with the identities of sponsors and the terms of sponsorship changing from time to time.  We historically negotiated directly with television and cable networks for coverage of substantially all of our televised NASCAR-sanctioned events.  Under those arrangements, the event promoter received 100% of the broadcast rights fees for each NASCAR Winston Cup and NASCAR Busch Grand National event and paid 10% of those broadcast rights fees as a component of the sanction fee to NASCAR.  The event promoter also paid 25% of those broadcast rights fees as part of awards to the competitors.  In fiscal 1999 NASCAR announced it would retain television, radio and all other electronic media rights and negotiate such rights other than radio for the NASCAR Winston Cup Series and NASCAR Busch Grand National Series.  Currently, the radio rights to the NASCAR events at our facilities are negotiated by us, and we retain 100% of the revenues.  In November 1999 NASCAR reached an agreement on a six-year television contract with NBC Sports and Turner Sports, and an eight-year agreement with FOX and its FX cable network, for the domestic television broadcast rights beginning in 2001.  The total domestic television broadcast rights fees for the entire 2001 NASCAR Winston Cup and NASCAR Busch Grand National schedules, including the new events at the Kansas and Chicagoland speedways, were approximately $259 million with scheduled future increases, on average, of approximately 17% through the 2006 season.  Under the terms of the new arrangement, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR Winston Cup or NASCAR Busch Grand National event as a component of its sanction fees and remits the remaining 90% to the event promoter.  The event promoter continues to pay 25% of the gross broadcast rights fees allocated to the event as part of awards to the competitors.

“Food, beverage and merchandise income” includes revenues from concession stands, hospitality catering, direct sales of souvenirs, programs and other merchandise and fees paid by third party vendors for the right to occupy space to sell souvenirs and concessions at our facilities.

“Direct expenses” include (i) prize and point fund monies and NASCAR sanction fees, (ii) motorsports related expenses, which include costs of competition paid to sanctioning bodies other than NASCAR, labor, advertising and other expenses associated with the promotion of our racing events, and (iii) food, beverage and merchandise expenses, consisting primarily of labor and costs of goods sold.

Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction events at our facilities, particularly with NASCAR, whose sanctioned events at our wholly-owned facilities accounted for approximately 82% of our revenues in fiscal 2001.  Further, our future operating results could be adversely impacted by the postponement and/or cancellation of a major motorsports event due to a number of factors, including inclement weather specific to our events or a general postponement and/or cancellation of all major sporting events in this country as occurred following the September 11th terrorist attacks.

Our consolidated balance sheets include significant amounts of long lived assets and goodwill.  Current accounting standards require testing these assets for impairment based on assumptions regarding our future business outlook.  While we continue to review and analyze many factors that can impact our business prospects in the future, our analyses are subjective and are based on conditions existing at and trends leading up to the time the assumptions are made.  Actual results could differ materially from these assumptions.  Our judgments with regard to our future business prospects could impact whether or not an impairment is deemed to have occurred, as well as the timing of the recognition of such an impairment charge.

Advance tickets sales and event-related revenues for future events are deferred until earned.  The recognition of event-related expenses is matched with the recognition of event-related revenues.  Revenues and related expenses from the sale of merchandise to retail customers, catalog and internet sales and direct sales to dealers are recognized at the time of sale.  We believe that our revenue recognition policies follow guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

The following table sets forth, for each of the indicated periods, certain selected income statement data as a percentage of total revenues:

	For the Year Ended November 30,
Revenues:	1999	2000	2001
Admissions, net.....................................................	44.8%	43.8%	40.6%
Motorsports related income.................................	38.7	39.9	45.1
Food, beverage & merchandise income.............	15.6	15.2	13.3
Other income...........................................................	0.9	1.1	1.0
Total revenues........................................................	100.0	100.0	100.0
Expenses: Direct expenses:
Prize and point fund monies and NASCAR sanction fees..................................................	15.3	16.2	16.6
Motorsports related expenses........................	17.3	18.7	18.6
Food, beverage and merchandise expenses.	8.5	8.7	7.3
General and administrative expenses..................	18.4	17.0	15.1
Depreciation and amortization............................. Total expenses........................................................	8.4 67.9	11.6 72.2	10.3 67.9
Operating income.......................................................	32.1	27.8	32.1
Interest income (expense) net..................................	0.7	(5.5)	(4.4)
Equity in net income (loss) from equity
investments.............................................................	(0.6)	(0.1)	0.5
Minority interest........................................................	(0.3)	-	0.2
North Carolina Speedway litigation........................	-	(1.3)	-
Income before income taxes.....................................	31.9	20.9	28.4
Income taxes...............................................................	12.9	9.5	11.8
Net income..............................................................	19.0%	11.4%	16.6%

        Comparison Of Fiscal 2001 To Fiscal 2000

Due to the following factors, our fiscal 2001 results of operations, as well as the margins of certain expenses in relation to certain revenues, are not necessarily comparable to results in fiscal 2000:

  the increase in television broadcast rights fees, and the related impact on our NASCAR-related direct expenses, as a result of the new television broadcast agreements which began in fiscal 2001 for all NASCAR Winston Cup and NASCAR Busch Grand National events;
  commencement of motorsports event operations at the Kansas and Chicagoland speedways in fiscal 2001;
  sale of our Competition Tire subsidiaries in November 2000;
  the acquisition of the remaining 10% interest we did not already own in Miami in October 2001; and
  certain schedule changes for motorsports events in fiscal 2001 as compared to fiscal 2000.

Admissions revenue increased approximately $21.7 million, or 11.3%, in fiscal 2001 as compared to fiscal 2000.  The majority of this increase is attributable to new events in 2001, including the inaugural events conducted at Kansas and an inaugural IRL event at Richmond.  An increase in the weighted average price of tickets sold and increased seating capacity at other events conducted at Daytona, Talladega and Richmond also contributed to the increase.

Motorsports related income increased approximately $62.4 million, or 35.5%, in fiscal 2001 as compared to fiscal 2000.  Almost three-quarters of this increase is a result of increased television broadcast and ancillary rights fees for NASCAR Winston Cup and NASCAR Busch Grand National events conducted during the year.  The remaining increase is primarily attributable to inaugural events at Kansas.

Food, beverage and merchandise income increased approximately $3.7 million, or 5.5%, in fiscal 2001 as compared to fiscal 2000.  The increase is primarily attributable to merchandise sales at the inaugural events conducted at Kansas and Chicagoland, as well as food and beverage sales and catering operations at Kansas.  To a lesser extent, increases in catering, food, beverage and merchandise sales at our other events and merchandise sales at the gift shop adjacent to DAYTONA USA also contributed to the increase. These increases are partially offset by a significant decrease in revenues due to the sale of our Competition Tire subsidiaries in November 2000.

Prize and point fund monies and NASCAR sanction fees increased approximately $16.6 million, or 23.3%, in fiscal 2001 as compared to fiscal 2000.  The increase is primarily attributable to the increased television broadcast rights fees for the NASCAR Winston Cup and NASCAR Busch Grand National events conducted during the year, as standard NASCAR sanctioning agreements require that a specified percentage of broadcast rights fees be paid to competitors.  The inaugural NASCAR events at Kansas also contributed to the increase.  These increases were substantially offset by the reduction in NASCAR sanction fees recognized as expense in accordance with the new broadcast rights agreements previously discussed.  Over three-quarters of the increase in fiscal 2001 as compared to fiscal 2000, after normalizing for the previously discussed fiscal 2001 decrease in NASCAR sanction fees recognized as expense under the new broadcast rights agreements, is due to increased prize and point fund monies paid by NASCAR to participants in NASCAR events.

Motorsports related expenses increased approximately $16.2 million, or 19.7%, in fiscal 2001 as compared to fiscal 2000.  The increase is primarily attributable to operating costs associated with the inaugural events conducted at Kansas and Richmond, which include the sanction fees for the non-NASCAR sanctioned events, and, to a lesser extent, increases in personnel and other direct operating costs for other events.  Motorsports related expenses as a percentage of combined admissions and motorsports related income decreased from approximately 22.3% in fiscal 2000 to approximately 21.8% in fiscal 2001.  This decrease is primarily attributable to increased television broadcast and ancillary rights fees, partially offset by increased operational costs discussed above, as well as by other increases associated with the ongoing expansion of our business.

Food, beverage and merchandise expenses decreased approximately $197,000, or 0.5%, in fiscal 2001 as compared to fiscal 2000.  A significant decrease in expenses is attributable to the sale of our Competition Tire subsidiaries in November 2000.  This decrease is substantially offset by the cost of sales and other merchandising expenses associated with our operations at the inaugural events conducted at Kansas and Chicagoland, as well as the ongoing expansion of the food, beverage and merchandise operations.  Food, beverage and merchandise expenses as a percentage of food, beverage and merchandise income decreased from approximately 57.5% in fiscal 2000 to approximately 54.2% in fiscal 2001.  This decrease is primarily attributable to the sale of our lower margin Competition Tire operations and favorable margins on our inaugural event operations at Kansas.  These decreases were partially offset by incremental operating expenses resulting from the ongoing expansion of our food, beverage and merchandising operations.

General and administrative expenses increased approximately $4.9 million, or 6.6%, in fiscal 2001 as compared to fiscal 2000.  The increase is primarily attributable to costs associated with our ongoing business, including the operations of the newly developed Kansas Speedway.  This increase is partially offset by lower business expansion and integration expenses associated with previous acquisitions incurred during fiscal 2001 as compared to fiscal 2000, as well as the elimination of expenses related to our Competition Tire subsidiaries which were sold in November 2000.  General and administrative expenses as a percentage of total revenues decreased from approximately 17.0% in fiscal 2000 to approximately 15.1% in fiscal 2001.  This decrease is primarily a result of our revenue growth combined with controlling growth in general and administrative expenses.

Depreciation and amortization expense increased approximately $3.4 million, or 6.6%, in fiscal 2001 as compared to fiscal 2000.  The increase is primarily attributable to the completion of the Kansas facility, which opened in June 2001 and was depreciated over the remainder of the fiscal year.

Interest income decreased by approximately $2.7 million, or 44.0%, in fiscal 2001 as compared to fiscal 2000.  The decrease is primarily due to lower average investment balances and, to a lesser extent, lower interest rates in fiscal 2001.

Interest expense decreased by approximately $3.9 million, or 12.8%, in fiscal 2001 as compared to fiscal 2000.  This decrease is attributable to lower average outstanding balances and lower interest rates on our credit facilities in fiscal 2001 as compared to fiscal 2000.  This decrease is partially offset by a decrease in interest capitalized on borrowings for the Kansas and Chicagoland speedways, which began operations in the third quarter of fiscal 2001.

Equity in net income from equity investments represents our pro rata share of the current income from our 37.5% equity investment in Raceway Associates.  Raceway Associates owns and operates Route 66 Raceway as well as Chicagoland, which conducted its inaugural events in fiscal 2001.

The decrease in our effective income tax rate in fiscal 2001, as compared to fiscal 2000, is primarily attributable to the non-deductible portion of the North Carolina Speedway litigation recorded in fiscal 2000 as well as the increase in pretax income in relation to non-deductible goodwill amortization.

As a result of the foregoing, our net income increased approximately $37.2 million, or 73.8%, in fiscal 2001 as compared to fiscal 2000.

        Comparison Of Fiscal 2000 To Fiscal 1999

On July 26, 1999, we acquired the approximately 88% interest we did not already own in Penske Motorsports.  Motorsports facilities acquired in the transaction include Michigan International Speedway in Brooklyn, Michigan; California Speedway in Fontana, California; North Carolina Speedway in Rockingham, North Carolina, and Nazareth Speedway in Nazareth, Pennsylvania.  We also acquired Penske Motorsports’ 45% interest in Homestead-Miami Speedway, bringing our ownership in the operations of that facility to 90%, as well as several Penske Motorsports merchandising subsidiaries.  In addition, on December 1, 1999 we acquired Richmond International Raceway, which is located approximately ten miles from downtown Richmond, Virginia.  The Penske Motorsports and Richmond acquisitions have been accounted for under the purchase method of accounting and, accordingly, the results of their operations, as well as Miami, have been included in our results of operations as of the dates of acquisition.

In addition to the incremental operating expenses and depreciation and amortization resulting from these transactions, the acquisitions of Penske Motorsports and Richmond resulted in the inclusion of the following additional motorsports events during fiscal 2000 as compared to fiscal 1999:

  5 NASCAR Winston Cup events;
  5 NASCAR Busch Grand National events;
  4 NASCAR Craftsman Truck events; and
  3 CART FedEx Championship Series events.

Accordingly, our results of operations, as well as the margins of certain expenses in relation to certain revenues, are not comparable on a period-to-period basis.

Admissions revenue increased approximately $58.9 million, or 44.0%, in fiscal 2000 as compared to fiscal 1999.  Over three-quarters of the increase is a result of the events conducted at our newly acquired facilities during the period in which there were no comparable events in the prior year.  The remaining increase is primarily attributable to an increase in seating capacity and attendance, as well as an increase in the weighted average price of tickets sold for certain events at Daytona, Talladega and Michigan.

Motorsports related income increased approximately $60.2 million, or 52.1%, in fiscal 2000 as compared to fiscal 1999.  Over one-half of the increase is a result of the events conducted at our newly acquired facilities during the period in which there were no comparable events in the prior year.  The remaining increase is primarily attributable to increased television broadcast rights fees, sponsorships and royalties, advertising, expanded luxury suite and hospitality facilities and other rentals.

Food, beverage and merchandise income increased approximately $20.2 million, or 43.3%, in fiscal 2000 as compared to fiscal 1999.  The increase is primarily attributable to the sales of racing tires, accessories and other merchandise by subsidiaries acquired in the Penske Motorsports acquisition, as well as food, beverage and merchandise operations for events at our newly acquired facilities during the period in which there were no comparable events in the prior year.  Increases in food, beverage and merchandise revenues also resulted from increased attendance and seating capacity for certain events at Daytona, Michigan and Talladega.  These increases are partially offset by a decrease in revenues from the merchandising subsidiaries acquired in the Penske Motorsports acquisition in which there were no comparable operations during the same period of the prior year and certain special promotions conducted in fiscal 1999 that were not repeated in fiscal 2000.

Prize and point fund monies and NASCAR sanction fees increased approximately $25.6 million, or 56.2%, in fiscal 2000 as compared to fiscal 1999.  Over three-quarters of this increase is attributable to the events conducted at our newly acquired facilities during the period in which there were no comparable expenses in the prior year, as well as the addition of a NASCAR Craftsman Truck event at Daytona in fiscal 2000.  The remaining increase is largely attributable to increased television broadcast rights fees for comparable events year-to-year, as standard NASCAR sanctioning agreements require that a specified percentage of broadcast rights fees be paid as part of prize money.  Over three-quarters of the increase in fiscal 2000 as compared to fiscal 1999 was due to increased prize and point fund monies paid by NASCAR to participants in NASCAR events.

Motorsports related expenses increased approximately $30.6 million, or 59.4%, in fiscal 2000 as compared to fiscal 1999.  Over three-quarters of the increase is attributable to event and operating expenses at our newly acquired facilities during the period in which there were no comparable expenses in the prior year, which include sanction fees for the CART FedEx Championship Series events and other non-NASCAR events at Michigan, Nazareth and Miami.  The remaining increase is primarily due to increases in personnel related costs, non-NASCAR sanction fees, and a wide variety of other operating costs and fan amenities for comparable events year-to-year.  Motorsports related expenses as a percentage of combined admissions and motorsports related income increased from 20.7% in fiscal 1999 to 22.3% in fiscal 2000.  This increase is primarily attributable to the inclusion of lower margin events in the current year due to the timing of the Penske Motorsports merger in the prior year.  The increase was partially mitigated by the favorable margins on the operations of the newly acquired Richmond facility as well as the Speedweeks events at Daytona and certain other of our events and operations.

Food, beverage and merchandise expenses increased approximately $12.9 million, or 50.5%, in fiscal 2000 as compared to fiscal 1999.  Substantially all of the increase is attributable to the product and operating costs related to the sales of racing tires, accessories and other merchandise by subsidiaries acquired in the Penske Motorsports acquisition.  To a lesser extent, the increase is due to product and personnel costs for events at our newly acquired facilities during the period in which there were no comparable expenses in the prior year.  Food, beverage and merchandise expenses as a percentage of food, beverage and merchandise income increased from 54.7% in fiscal 1999 to 57.5% in fiscal 2000.  This margin decrease is primarily due to the lower margin activities of certain merchandising subsidiaries acquired in the Penske Motorsports acquisition during the period in which there were no comparable operations in the prior year.

General and administrative expenses increased approximately $20.1 million, or 36.5%, in fiscal 2000 as compared to fiscal 1999.  Fiscal 1999 general and administrative expenses included a charge of approximately $2.8 million related to the cash portion of the settlement in a certain legal proceeding involving alleged price-fixing activities of ISC and certain subsidiaries in connection with the sale of souvenirs and merchandise.  Over three-quarters of the increase, excluding the effects of the prior year charge for the settlement, is due to the general and administrative expenses associated with our newly acquired operations during the period in which there were no comparable expenses in the prior year.  The remaining increase is primarily due to increased personnel and other costs associated with the ongoing expansion of our business.  General and administrative expenses as a percentage of total revenues decreased from 18.4% in fiscal 1999 to 17.0% in fiscal 2000.  This decrease is primarily a result of our revenue growth exceeding general and administrative expense growth combined with the souvenir litigation charge recorded in the prior year.

Depreciation and amortization expense increased approximately $26.1 million in fiscal 2000 as compared to fiscal 1999.  This increase is primarily due to the full year’s depreciation of assets acquired and amortization of goodwill recorded as a result of the Penske Motorsports (which included the consolidation of Miami) and Richmond acquisitions.  The remaining increase was a result of the ongoing expansion of our facilities.

Interest income decreased by approximately $2.6 million in fiscal 2000 as compared to fiscal 1999.  This decrease is primarily due to lower average investment balances in the current year.

Interest expense increased by approximately $23.5 million in fiscal 2000 as compared to fiscal 1999.  Interest expense in fiscal 2000 is attributable to interest on the $225 million principal amount of senior notes (“Senior Notes”) issued in October 1999, borrowings under our credit facilities and term loan arrangements and interest on our funding commitment related to the taxable special obligation revenue, or TIF, bonds issued in January 1999 by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) to partially fund the Kansas project, net of capitalized interest.  Interest expense during fiscal 1999 consisted primarily of (i) interest on the $225 million principal amount of Senior Notes, (ii) borrowings under our revolving credit facility associated with the July 1999 acquisition of Penske Motorsports and (iii) interest on our TIF bond funding commitment, net of capitalized interest.

Equity in net loss from equity investments represents our pro rata share of the current income and losses from our equity investments.  During fiscal 2000, this included our 50% investment in Motorsports Alliance, LLC, which owns the Route 66 Raceway and engaged in the development of Chicagoland.  During fiscal 1999, this included our approximately 12% indirect investment in Penske Motorsports and our 45% investment in Miami through the date of the Penske Motorsports acquisition, as well as our 50% investment in Motorsports Alliance.

Minority interest consists of the 10% interest in Miami that we did not own.  On October 1, 2001, we acquired that remaining 10% interest.

The North Carolina Speedway litigation expense represents the final resolution of the North Carolina Speedway dissenter’s action related to Penske Motorsports’ acquisition of North Carolina in 1997 and includes the judgment and related interest, amounts due non-dissenting former shareholders and related legal fees.  The after-tax impact of this expense was approximately $5.2 million.

The increase in our effective income tax rate during fiscal 2000 as compared to fiscal 1999 is primarily due to the amortization of non-deductible goodwill created in the Penske Motorsports acquisition and the non-deductible portion of the North Carolina Speedway litigation, partially offset by a decrease in our effective rate for certain state income taxes.

As a result of the foregoing, our net income decreased approximately $6.2 million, or 10.9%, during fiscal 2000 as compared to fiscal 1999.

Liquidity and Capital Resources

     General

We have historically generated sufficient cash flow from operations to fund our working capital needs and capital expenditures at existing facilities, as well as to pay an annual cash dividend. In addition, we have used the proceeds from offerings of our class A common stock and, more recently, the net proceeds from the issuance of  Senior Notes, borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects.  At November 30, 2001, we had $225 million principal amount of Senior Notes outstanding, total borrowings of approximately $113.5 million under our credit facilities and term loan arrangements, and a debt service funding commitment of approximately $68.9 million, net of discount, related to the TIF bonds issued by the Unified Government.  We had working capital deficits of approximately $28.5 million and $54.0 million at November 30, 2001 and 2000, respectively.

     Cash Flows

Net cash provided by operating activities was approximately $160.7 million for fiscal 2001, compared to approximately $140.1 million for fiscal 2000.  The difference between our net income of approximately $87.6 million and the $160.7 million of operating cash flow was primarily attributable to:

    depreciation and amortization of $54.5 million;
    deferred income taxes of $27.2 million;
    a decrease in inventories, prepaid expenses and other current assets of $3.4 million;
    $3.2 million in amortization of unearned compensation and financing costs; and
  an increase in accounts payable and other current liabilities of $1.8 million.

These differences are partially offset by a decrease in deferred income of $10.6 million, an increase in receivables of $3.2 million and undistributed income from equity investments of $2.9 million.

Net cash used in investing activities was approximately $72.0 million for fiscal 2001, compared to approximately $99.5 million for fiscal 2000.  Our use of cash for investing activities reflects $98.4 million in capital expenditures, $3.9 million to acquire the 10% interest in Miami and $1.5 million to increase our investment in and advances to the Chicagoland project.  These uses of cash are partially offset by a $33.9 million decrease in restricted investments related to the development of Kansas Speedway.

Net cash used in financing activities was approximately $68.3 million for fiscal 2001, compared to approximately $27.8 million for fiscal 2000.  Our use of cash for financing activities reflects net payments under credit facilities of $59.0 million, $5.2 million in payments of long-term debt, $3.2 million in cash dividends paid and $1.0 million used to reacquire previously issued common stock.

     Capital Expenditures

Capital expenditures totaled approximately $98.4 million for fiscal 2001, compared to $132.7 million for fiscal 2000.  Over 45% of these expenditures were related to the construction of the speedway in Kansas.  The remaining capital expenditures were related to expenditures at our previously existing facilities, including increased seating capacity at California, Talladega and Daytona, land purchased for expansion of parking capacity and other uses, as well as a variety of additional improvements.

We expect to make capital expenditures totaling approximately $35.8 million for approved projects at our facilities which are expected to be completed within the next twelve months.  These projects include acquisition of land for expansion of parking capacity and other uses, paving and for a variety of additional improvements including the balance of our capital expenditures related to Kansas, which will be funded from restricted investments, as discussed below.  We review the capital expenditure program periodically and modify it as required to meet current business needs.

Future Liquidity

Our $250 million senior revolving credit facility (“Credit Facility”) matures on March 31, 2004, and accrues interest at LIBOR plus 50 -100 basis points, based on certain financial criteria.  At November 30, 2001, we had borrowings of $70 million outstanding under the Credit Facility.

Our Miami subsidiary has a $20 million credit facility (“Miami Credit Facility”) and a $23.5 million term loan (“Term Loan”).  The Miami Credit Facility and Term Loan are guaranteed by us and have the same interest terms and restrictive covenants as our Credit Facility.  The Miami Credit Facility will be automatically reduced to $15.0 million on December 31, 2002 and will mature on December 31, 2004.  At November 30, 2001, we had borrowings of $20 million outstanding under the Miami Credit Facility.  The Term Loan is payable in annual installments which range from $4.5 million to $7.0 million.  We have an interest rate swap agreement that effectively fixes the floating rate on the outstanding balance under the Term Loan at 5.60% plus 50-100 basis points, based on certain consolidated financial criteria, for the remainder of the loan period.

Our $225 million principal amount of unsecured Senior Notes bears interest at 7.875% and ranks equally with all of our other senior unsecured and unsubordinated indebtedness.  The Senior Notes require semi-annual interest payments through maturity on October 15, 2004.  The Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at a redemption price as defined in the indenture.  In December 2001, we entered into an interest rate swap agreement to manage interest rate risk exposure on $100 million of the $225 million principal amount of Senior Notes.  Under this agreement, we receive fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount.  The interest rate swap effectively modifies our exposure to interest risk by converting $100 million of the 7.875% fixed-rate Senior Notes to a floating rate based on six-month LIBOR in arrears plus a spread.  The agreement is deemed to be a perfectly effective fair value hedge and therefore qualifies for the “shortcut” method of accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  As a result, no ineffectiveness is expected to be recognized in our earnings associated with the interest rate swap agreement.

In January 1999, the Unified Government issued approximately $71.3 million in TIF bonds and approximately $24.3 million in sales tax special obligation revenue (“STAR”) bonds, in connection with the financing of the construction of Kansas.  The STAR bonds will be retired with state and local taxes generated within the project’s boundaries and are not our obligation.  The TIF bonds are comprised of a $21.6 million, 6.15% term bond due December 1, 2017 and a $49.7 million, 6.75% term bond due December 1, 2027.  The TIF bonds are repaid by the Unified Government, with payments made in lieu of property taxes (“Funding Commitment”) by our wholly-owned subsidiary, Kansas Speedway Corporation, which granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.  In addition, the then unexpended portion of Kansas Speedway Corporation’s initial equity commitment of approximately $77.9 million, along with the net TIF and STAR bond proceeds, were deposited into trustee administered accounts for the benefit of the construction of the Kansas facility.  At November 30, 2001, the unexpended portion of our equity contribution recorded as Restricted Investments totaled approximately $1.3 million.  Kansas, which was awarded a NASCAR Winston Cup, a NASCAR Busch Grand National, a NASCAR Craftsman Truck, an IRL and an Automobile Racing Club of America RE/MAX Series event for its inaugural season, successfully commenced motorsports operations in mid-2001.

We are a member of Motorsports Alliance (owned 50% by us and 50% by Indianapolis Motor Speedway Corp.), which owns 75% of Raceway Associates.  Raceway Associates owns Route 66 Raceway and also owns 930 adjacent acres on which it developed Chicagoland.  The Chicagoland development was financed through equity contributions of approximately $50 million from Motorsports Alliance and approximately $50 million in borrowings by Raceway Associates.  The members of Motorsports Alliance have agreed to guarantee up to $50 million in borrowings by Raceway Associates on a pro rata basis until such time as the operations of Raceway Associates meet certain financial criteria.  In December 1999 the City of Joliet, Illinois sold approximately $9 million in 6.75% municipal bonds (which are to be repaid by Raceway Associates through property tax assessments over twelve years) to help fund a portion of the project costs that relate to public infrastructure for the superspeedway development project.  The additional project costs in excess of $109 million were funded from advance sales for events at Chicagoland and by the members of Raceway Associates on a pro rata basis during the construction period.  Through November 30, 2001, we had contributed approximately $35.2 million to Motorsports Alliance, including $25 million which has fulfilled our portion of Motorsports Alliance’s $50 million equity commitment and the $6.9 million in approved advances.  At November 30, 2001, Raceway Associates had borrowed approximately $47.8 million for the Chicagoland construction under its construction and term loan arrangement discussed above, which is currently guaranteed by the members of Motorsports Alliance.  Chicagoland, which was awarded a NASCAR Winston Cup, a NASCAR Busch Grand National, an IRL and an Automobile Racing Club of America RE/MAX series event for its inaugural season, successfully commenced motorsports operations in July 2001.

We acquired the remaining 10% interest we did not already own in Miami on October 1, 2001 for $3.9 million.  As predetermined in the July 1997 purchase agreement when we acquired our initial 40% interest in Miami, the purchase price was based on 10% of the negotiated facility valuation as of July 1997, plus interest.  The acquisition was accounted for under the purchase method of accounting.

During fiscal 1999, we announced our intention to search for a site for a major motorsports facility in the New York metropolitan area.  In January 2000, we announced that, through a wholly-owned subsidiary, we had entered into an exclusive agreement with the New Jersey Sports and Exposition Authority to conduct a feasibility study on the development of a motorsports facility at the Meadowlands Sports Complex in New Jersey.  The original agreement for the feasibility study was extended and now will expire in April 2002.  The Meadowlands Sports Complex, located five miles west of the Lincoln Tunnel, is the site of Giants Stadium, Continental Airlines Arena and Meadowlands Racetrack and is the home of professional sports franchises, horse racing, college athletics, concerts and family shows. We have not yet determined the feasibility of the Meadowlands (or any other) site, formulated an estimate of the costs to construct a major motorsports facility in the New York metropolitan area, or established a timetable for completion, or even commencement, of such a project.

Our cash flow from operations consists primarily of ticket, catering and concession sales and contracted revenues arising from television broadcast rights and marketing partnerships. While we expect our strong operating cash flow to continue in the future, our financial success depends significantly on a number of factors relating to consumer and corporate spending, including economic conditions affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates.   These factors can impact both attendance at our events and advertising and marketing dollars available from the motorsports industry’s principal sponsors.  In addition, consumer and corporate spending could be adversely affected by economic, security and other lifestyle conditions, resulting in lower than expected future operating cash flows.  General economic conditions were significantly and negatively impacted by the September 11th terrorist attacks and could be similarly affected by any future attacks or fear of such attacks or acts of war.  While a weakened economic and business climate, as well as consumer uncertainty created by such a climate, could adversely affect our financial success, we believe that cash flows from operations, along with existing cash and available borrowings under our credit facilities, will be sufficient to fund:

    operations and approved capital projects at existing facilities for the foreseeable future;
    payments required in connection with the funding of the Unified Government’s debt service requirements related to the TIF bonds; and
    payments related to our existing debt service commitments.

We intend to pursue further development and/or acquisition opportunities (including the possible development of new motorsports facilities in Denver and the New York metropolitan area) the timing, size and success, as well as associated potential capital commitments of which, are unknown at this time.  Accordingly, a material acceleration in our growth strategy could require us to obtain additional capital through debt and/or equity financings. Although there can be no assurance, we believe that adequate debt and equity financing will be available on satisfactory terms.

Future Trends in Operating Results

An important component of our operating strategy has been our long-standing practice of focusing closely on supply and demand regarding additional capacity at our facilities.  We continually evaluate the demand for our most popular racing events in order to ensure that additional capacity provides an acceptable rate of return on invested capital.  Through prudent expansion, we have historically been able to keep demand at a higher level than supply, which stimulates ticket renewals and advance sales.  This results in earlier cash flow and reduces the potential negative impact of actual and forecasted inclement weather on ticket sales.  While we will join with sponsors and offer promotions to generate additional ticket sales, we avoid rewarding last-minute ticket buyers by discounting tickets.  We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth than to recognize short-term incremental revenue.  Based on the current state of the economy and our desire to keep demand at a higher level than supply, we do not anticipate adding to our grandstand seating capacity during 2002 and foresee only modest increases in the weighted average ticket prices for our events.  We will continue to annually evaluate expansion opportunities, as well as the pricing of our tickets and other products.  Over the long term, we plan to continue to expand capacity at our speedways.

Fiscal 2001 is our first year under NASCAR’s multi-year consolidated television broadcast rights agreements with NBC Sports, Turner Sports, FOX and its FX cable network.  These agreements cover the domestic broadcast of NASCAR’s entire Winston Cup and Busch Grand National racing seasons from 2001 through 2006.  As a result, our television broadcast and ancillary rights revenues increased approximately 84% in fiscal 2001 as compared to fiscal 2000.  We expect media rights revenues, as well as certain variable costs, to continue to increase based on NASCAR’s announcement that the annual increase in the domestic television rights fees will range between 15% and 21% from 2001 through 2006, with an average increase of 17%.  The increase for fiscal 2002 is expected to be approximately 15%.

Current economic conditions may make it more difficult in the short term to increase our revenues from corporate marketing partnerships than it has been in recent years.  However, we believe that our presence in key markets and impressive portfolio of events are beneficial as we continue to pursue existing and new corporate marketing partners.  We believe that revenues from our corporate marketing partnerships will continue to grow over the long term.

In the third quarter of fiscal 2001, we completed the development of and commenced racing operations at our Kansas facility and the Chicagoland facility, in which we have a 37.5% interest.  Both facilities hosted inaugural schedules featuring major NASCAR, IRL and Automobile racing Club of America events and sold all of their grandstand seats as season ticket packages.  Due to the fact that both facilities opened in mid-2001, they were only depreciated for half of the year in fiscal 2001, while they will be depreciated for a full year in future periods.  In addition, certain operating and general expenses that were only incurred for a partial year in fiscal 2001 will be incurred by these facilities for a full year in fiscal 2002.  Further, while we capitalized approximately $6.3 million in interest for the Kansas and Chicagoland projects through their completion in mid-2001, we do not anticipate that a significant amount of our interest expense will be capitalized in fiscal 2002.  While we expect that the fiscal 2002 results for Kansas and Chicagoland will improve over the fiscal 2001 results on a pro forma basis, we expect the actual results reported will decline, impacting both expenses from Kansas and our pro rata share of the income from our investment in Raceway Associates, which owns and operates Chicagoland.

As a result of our merger with Penske Motorsports in July 1999, we recorded a significant amount of goodwill that was not deductible for tax purposes.  The amortization of this non-deductible goodwill in our financial statements resulted in a significant increase in our effective income tax rate subsequent to the merger.  As a result of our early adoption of Statement of Financial Accounting Standard (“SFAS”) No. 142, goodwill will no longer be amortized for financial reporting purposes.  As a result, our effective tax rate is expected to decrease in fiscal 2002.

Inflation

We do not believe that inflation has had a material impact on our operating costs and earnings.

Factors That May Affect Operating Results

This report and the documents incorporated by reference may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  You can identify a forward-looking statement by our use of the words “anticipate,” “estimate,” “expect,” “may,” “believe,” “objective,” “projection,” “forecast,” “goal,” and similar expressions.  These forward-looking statements include our statements regarding the timing of future events, our anticipated future operations and our anticipated future financial position and cash requirements.  Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct.  We disclose the important factors that could cause our actual results to differ from our expectations in cautionary statements made in this report and in other filings we have made with the Securities and Exchange Commission.  All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors described in this report and other factors set forth in or incorporated by reference in this report.

Many of these factors are beyond our ability to control or predict.  We caution you not to put undue reliance on forward-looking statements or to project any future results based on such statements or on present or prior earnings levels.  Some of the factors that could cause the actual results to differ materially are set forth below. Additional information concerning these, or other factors which could cause the actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's other SEC filings.  Copies of those filings are available from us and/or the SEC.

Our success depends on our relationships with motorsports sanctioning bodies, particularly NASCAR.

Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction the races we promote at our facilities, particularly NASCAR, the sanctioning body for the NASCAR Winston Cup, NASCAR Busch Grand National and the NASCAR Craftsman Truck events.  NASCAR-sanctioned races conducted by our wholly-owned subsidiaries accounted for approximately 82% of our total revenues in fiscal 2001.

Each NASCAR sanctioning agreement is awarded on an annual basis.  NASCAR is not required to continue to enter into, renew or extend sanctioning agreements with us to conduct any event.  Moreover, although our general growth strategy includes the possible development and/or acquisition of additional motorsports facilities, it cannot be assured that any sanctioning body, including NASCAR, will enter into sanctioning agreements with us to conduct races at any of our newly developed or acquired facilities.  Failure to obtain a sanctioning agreement for a major NASCAR event could negatively affect us.  Similarly, NASCAR is not obligated to modify its race schedules to allow us to schedule our races more efficiently.  By sanctioning an event, NASCAR neither warrants, expressly or by implication, nor takes responsibility for, the success, financial or otherwise, of the sanctioned event or the number or identity of vehicles or competitors participating in the event.

Bad weather could adversely affect us.

We promote outdoor motorsports events.  Weather conditions affect sales of, among other things, tickets, food, drinks and merchandise at these events.  Poor weather conditions could have a negative effect on us.

Postponement and/or cancellation of major motorsports events could adversely affect us.

If an event scheduled for one of our facilities is postponed because of weather or other reasons such as, for example, the general postponement of all major sporting events in this country following the September 11th terrorism attacks, we could incur increased expenses associated with conducting the rescheduled event, as well as possible decreased revenues from tickets, food, drinks and merchandise at the rescheduled event.  If such an event is cancelled, we would incur the expenses associated with preparing to conduct the event as well as losing the revenues, including live broadcast revenues, associated with the event, to the extent such losses were not covered by insurance.

If a cancelled event is part of the NASCAR Winston Cup Series or NASCAR Busch Grand National Series, we could experience a reduction in the amount of money received from television revenues for all of our NASCAR-sanctioned events in the series that experienced the cancellation.  This would occur if, as a result of the cancellation, and without regard to whether the cancelled event was scheduled for one or our facilities, NASCAR experienced a reduction in television revenues greater than the amount scheduled to be paid to the promoter of the cancelled event.

Our financial results depend significantly on consumer and corporate spending.

Our financial success depends significantly upon a number of factors relating to discretionary consumer and corporate spending, including economic conditions affecting disposable consumer income and corporate budgets such as:

          employment;
          business conditions;
          interest rates; and
          taxation rates.

These factors can impact both attendance at our events and advertising and marketing dollars available from the motorsports industry’s principal sponsors.  There can be no assurance that consumer and corporate spending will not be affected adversely by economic and other lifestyle conditions, thereby impacting our growth, revenue and profitability.  General economic conditions were significantly and negatively impacted by the September 11th terrorist attacks and could be similarly affected by any future attacks.  A weakened economic and business climate, as well as consumer uncertainty created by such a climate, could adversely affect our financial success.

Certain of our senior executives may have potential conflicts of interest.

William C. France, our Chairman of the Board and Chief Executive Officer, and James C. France, our President, Chief Operating Officer and one of our directors, control NASCAR.  Lesa D. Kennedy, our Executive Vice President and one of our directors, is also a Vice President of NASCAR. Each of them, as well as our general counsel, spends part of his or her time on NASCAR’s business.  Each of these individuals spends substantial time on our business and all of our other executive officers are available to us on a substantially full-time basis.  Because of these relationships, certain potential conflicts of interest between us and NASCAR exist with respect to, among other things:

           the terms of any sanctioning agreements that may be awarded to us by NASCAR;
           the amount of time the employees mentioned above and certain other of our employees devote to NASCAR’s affairs; and
           the amounts charged or paid to NASCAR for office rental, transportation costs, shared executives, administrative expenses and similar items.

Our success depends on the availability and performance of key personnel.

Our continued success depends upon the availability and performance of our senior management team, particularly William C. France, James C. France and Lesa D. Kennedy.  Each of these individuals possesses unique and extensive industry knowledge and experience.  While we believe that our senior management team has significant depth, the loss of any of the individuals mentioned above, or our inability to retain and attract key employees in the future, could have a negative effect on our operations and business plans.

We are controlled by the France family.

The France family members, together, beneficially own approximately 39.9% of our capital stock and approximately 63.1% of the combined voting power of both classes of our common stock.  Accordingly, if members of the France family vote their shares of common stock in the same manner, they can (without the approval of our other shareholders) elect our entire Board of Directors and determine the outcome of various matters submitted to shareholders for approval, including fundamental corporate transactions.  If holders of class B common stock other than the France family elect to convert their beneficially owned shares of class B common stock into shares of class A common stock and members of the France family do not convert their shares, the relative voting power of the France family will increase.  Voting control by the France family may discourage certain types of transactions involving an actual or potential change in control of us, including transactions in which the holders of class A common stock might receive a premium for their shares over prevailing market prices.

We have a material amount of goodwill which, if it becomes further impaired and we are required to write it down to comply with accounting standards, would adversely affect our financial results.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  Under SFAS 142, goodwill and other intangible assets with indefinite useful lives are no longer amortized to earnings but are reviewed at least annually for impairment at the reporting unit level.  Goodwill is the amount by which the costs of an acquisition accounted for using the purchase method exceeds the fair market value of the net assets acquired and is shown as an asset on our balance sheet.  We have elected to early adopt SFAS 142 in the first quarter of fiscal 2002 and expect to record a non-cash after-tax charge of approximately $513.8 million as a cumulative effect of change in accounting principle in the first quarter of fiscal 2002.  Even after this charge, approximately $92.7 million, or 8.3%, of our total assets as of November 30, 2001, is still represented as goodwill.  If in the future the application of the annual test for impairment of goodwill results in a reduction in the carrying value of the goodwill, we will be required to take the amount of the reduction in goodwill as a non-cash charge against operating income, which would also reduce shareholders’ equity.

Our indebtedness could adversely affect our financial condition.

        We have a significant amount of indebtedness.  As of and for the fiscal year ended November 30, 2001:

           our total debt outstanding was approximately $411.7 million;
           our interest expense was approximately $26.5 million;
           our total shareholders’ equity was approximately $1.0 billion; and
           the sufficiency of our earnings available to cover fixed charges was approximately 5.2 to 1.

As of December 31, 2001, we had approximately $180.0 million of current availability for borrowings under our senior revolving credit facility.  This credit facility contains various restrictive covenants.  While we believe cash flow from our operations will be sufficient to fund payments required to service our outstanding debt, there can be no assurance that we will always be able to meet such debt service obligations.  Should we pursue further development and/or acquisition opportunities, the timing, size and success, as well as associated potential capital commitments of which are unknown at this time, we may need to raise additional capital through debt and/or equity financings.  There can be no assurance that adequate debt and equity financing will be available on satisfactory terms.  Any such failure to service our debt or inability to obtain further financing could have a negative effect on our business and operations.

Government regulation may adversely affect the availability of sponsorships and advertising.

The motorsports industry generates significant recurring revenue from the promotion, sponsorship and advertising of various companies and their products.  Actual or proposed government regulation can impact negatively the availability to the motorsports industry of this promotion, sponsorship and advertising revenue.  Advertising by the tobacco and alcoholic beverage industries generally is subject to greater governmental regulation than advertising by other sponsors of our events.  In the past few years there were several unsuccessful regulatory attempts to impose restrictions on the advertising and promotion of cigarettes and smokeless tobacco, including sponsorship of motorsports activities.  If successfully implemented, these regulatory efforts would have prohibited the present practice of tobacco brand name sponsorship of, or identification with, motorsports events, entries and teams.  At this point, the ultimate outcome of these or future government regulatory and legislative efforts to regulate the advertising and promotion of cigarettes and smokeless tobacco is uncertain and the impact, if any, on the motorsports industry or us is unclear.

In 1999, major United States companies in the tobacco industry entered into various agreements with the Attorneys General of all 50 states to settle certain state-initiated litigation against the tobacco industry.  The settlement agreements place various limits on the sponsorship of sports, including motorsports, by the tobacco industry.  Among other things, a tobacco manufacturer is limited to a single brand name sponsorship (such as the “NASCAR Winston Cup Series”) in any twelve-month period and is prohibited from entering into any agreement for naming a stadium or arena using the brand name of a tobacco product.  The ultimate effect of these settlement agreements upon us has not been determined.  We are unaware of any proposed governmental regulation that would materially limit the availability to motorsports of promotion, sponsorship or advertising revenue from the alcoholic beverage industry.  The combined advertising and sponsorship revenue from the tobacco and alcoholic beverage industries accounted for approximately 1.3% of our total revenues in fiscal 2001.  In addition, the tobacco and alcoholic beverage industries provide financial support to the motorsports industry through, among other things, their purchase of advertising time, their sponsorship of racing teams and their sponsorship of racing series such as the NASCAR Winston Cup and NASCAR Busch Series.  Implementation of further restrictions on the advertising or promotion of tobacco or alcoholic beverage products could adversely affect us.

We may be held liable for personal injuries.

Motorsports can be dangerous to participants and spectators.  We maintain insurance policies that provide coverage within limits that we believe should generally be sufficient to protect us from a large financial loss due to liability for personal injuries sustained by persons on our property in the ordinary course of our business.  There can be no assurance, however, that the insurance will be adequate or available at all times and in all circumstances.  Our financial condition and results of operations could be affected negatively to the extent claims and expenses in connection with these injuries are greater than insurance recoveries.

We operate in a highly competitive environment.

As an entertainment company, our racing events face competition from other spectator-oriented sporting events and other leisure, entertainment and recreational activities, including professional football, basketball and baseball.  As a result, our revenues are affected by the general popularity of motorsports, the availability of alternative forms of recreation and changing consumer preferences.  Our racing events also compete with other racing events sanctioned by various racing bodies such as NASCAR, IRL, CART, United States Auto Club, National Hot Rod Association, Sports Car Club of America, Grand American Road Racing Association, the Automobile Racing Club of America and others.  For example, a promoter is planning to conduct a sports car race in 2002 on a temporary street course in downtown Miami, Florida that will be close in time and geography to events conducted at our motorsports facility in the Miami area. We believe that the primary elements of competition in attracting motorsports spectators and corporate sponsors to a racing event and facility are the type and caliber of promoted racing events, facility location, sight lines, pricing and customer conveniences that contribute to a total entertainment experience.  Many sports and entertainment businesses have resources that exceed ours.

We may be unable to acquire or develop new motorsports facilities.

Our ability to acquire or develop motorsports facilities depends on a number of factors, including but not limited to:

  our ability to obtain additional sanctioning agreements to promote NASCAR Winston Cup, NASCAR Busch Series, or other major events at any new facilities;
  the cooperation of local government officials;
  our capital resources;
  our ability to control construction and operating costs; and
  our ability to hire and retain qualified personnel.

Developing new motorsports facilities is expensive.

Expenses associated with developing, constructing and opening a new facility may negatively affect our financial condition and results of operations in one or more future reporting periods.  The cost of any new facility transaction will depend on a number of factors, including but not limited to:

           the facility’s location;
           the extent of our ownership interest in the facility; and
           the degree of any municipal or other public support.

Although we believe that we will be able to obtain financing to fund the acquisition, development and/or construction of additional motorsports facilities, we cannot be sure that adequate debt or equity financing will be available on satisfactory terms.

We are subject to environmental and land use laws.

We believe that our operations are in material compliance with all applicable federal, state and local environmental laws and regulations.  Nonetheless, if it is determined that damage to persons or property or contamination of the environment has been caused or exacerbated by the conduct of our business or by pollutants, substances, contaminants or wastes used, generated or disposed of by us, or if pollutants, substances, contaminants or wastes are found on property currently or previously owned or operated by us, we may be held liable for such damage and may be required to pay the cost of investigation and/or remediation of such contamination or any related damage.  The amount of such liability as to which we are self-insured could be material.  State and local laws relating to the protection of the environment also can include noise abatement laws that may be applicable to our racing events. Changes in the provisions or application of federal, state or local environmental laws, regulations or requirements, or the discovery of previously unknown conditions, also could require us to make additional material expenditures.

Our development of new motorsports facilities (and, to a lesser extent, the expansion of existing facilities) requires compliance with applicable federal, state and local land use planning, zoning and environmental regulations.  Regulations governing the use and development of real estate may prevent us from acquiring or developing prime locations for motorsports facilities, substantially delay or complicate the process of improving existing facilities, and/or increase the costs of any of such activities.

Our quarterly results are subject to seasonality and variability.

We derive most of our income from a limited number of NASCAR-sanctioned races.  As a result, our business has been, and is expected to remain, highly seasonal based on the timing of major racing events.  For example, one of our NASCAR Winston Cup races is traditionally held on the Sunday preceding Labor Day.  Accordingly, the revenues and expenses for that race and/or the related supporting events may be recognized in either the fiscal quarter ending August 31 or the fiscal quarter ending November 30.  Further, schedule changes as determined by NASCAR or other sanctioning bodies as well as the acquisition of additional, or divestiture of existing, motorsports facilities could impact the timing of our major events in comparison to prior or future periods.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our interest income and expense are most sensitive to changes in the general level of U.S. interest rates.  In this regard, changes in U. S. interest rates affect the interest earned on our cash equivalents, short-term investments and restricted investments, as well as interest paid on certain debt instruments.

The objective of our asset management activities is to provide an adequate level of interest income and liquidity to fund operations and capital expansion, while minimizing market risk.  We utilize overnight sweep accounts and short term investments to minimize the interest rate risk.  We do not believe that our interest rate risk related to our cash equivalents and short-term investments is material due to the nature of the investments.

In January 1999, the Unified Government issued approximately $71.3 million in TIF bonds in connection with financing of the construction of the Kansas Speedway  (See "Future Liquidity").  The TIF bonds are serviced through payments by the Unified Government, which are funded through payments made by us to the Unified Government in lieu of property taxes.  The TIF bonds are comprised of a $21.6 million, fixed rate (6.15%) term bond due December 1, 2017 and a $49.7 million fixed rate (6.75%) term bond due December 1, 2027.  The proceeds from the TIF bonds, along with our initial equity commitment to the Kansas Speedway, were deposited in a trust account and are classified as Restricted Investments on our balance sheet.  The trust account has invested the funds in U.S. Treasury Obligations which earn interest based on current interest rates.

Our $225 million principal amount of Senior Notes bear interest at 7.875% and rank equally with all our other senior unsecured and unsubordinated indebtedness. The Senior Notes require semi-annual interest payments through maturity on October 15, 2004. The Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at a redemption price as defined in the indenture.  Our subsidiaries are guarantors of the Senior Notes.  The Senior Notes also contain various restrictive covenants.

We are exposed to market risks related to fluctuations in interest rates on our variable rate debt, which consists of borrowings of $70 million at November 30, 2001 under our $250 million Credit Facility, $20 million Miami Credit Facility and $23.5 million Term Loan.  We have an interest swap agreement covering the Term Loan to fix the interest rate through the remainder of the agreement.  In December 2001, we entered into an interest swap agreement covering $100 million of the $225 million principal amount of Senior Notes to convert the fixed interest rate to a variable interest rate through the remainder of the term.

Generally, fixed rate debt changes in interest rates affect the fair market value, but not earnings or cash flows.  Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows.  We manage our interest exposure by using a combination of fixed and variable rate debt.  We do not expect changes in interest rates to have a material effect on our results of operations or cash flows, although there can be no assurances that interest rates will not significantly change.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders

International Speedway Corporation

We have audited the accompanying consolidated balance sheets of International Speedway Corporation and subsidiaries as of November 30, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended November 30, 2001, 2000 and 1999.  Our audits also included the financial statement schedule listed in the index at Item 14(a).  These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Speedway Corporation and subsidiaries at November 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years ended November 30, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                                                                                                                      /s/ Ernst & Young LLP

Jacksonville, Florida
January 11, 2002

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets
	November 30,
	2000	2001
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$50,592	$71,004
Short-term investments	200	200
Receivables, less allowance of $1,200 and $1,500, respectively	21,916	25,142
Inventories	3,009	4,583
Prepaid expenses and other current assets	10,793	6,466

Total Current Assets	86,510	107,395

Property and Equipment, net (Note 2)	794,869	855,819
Other Assets:
Equity investments (Note 8)	28,579	32,667
Goodwill, less accumulated amortization of $24,807 and $42,902, respectively (Note 1)	692,481	676,150
Restricted investments (Notes 1 and 5)	35,193	1,263
Other	27,806	28,852

	784,059	738,932

Total Assets	$1,665,438	$1,702,146

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,340	$14,918
Deferred income (Note 1)	111,492	100,932
Current portion of long-term debt (Note 5)	5,165	9,225
Other current liabilities	9,554	10,791

Total Current Liabilities	140,551	135,866

Long-Term Debt (Note 5)	470,551	402,477
Deferred Income Taxes (Note 6)	88,534	115,711
Long-Term Deferred Income (Note 1)	11,780	11,709
Other Long-Term Liabilities	-	961
Minority Interest (Note 3)	3,151	-
Commitments and Contingencies (Note 8)	-	-
Shareholders’ Equity (Notes 1 and 7):
Class A Common Stock, $.01 par value, 80,000,000 shares authorized;
23,687,603 and 24,500,608 issued and outstanding in 2000 and 2001, respectively	237	245
Class B Common Stock, $.01 par value, 40,000,000 shares authorized;
29,457,567 and 28,663,224 issued and outstanding in 2000 and 2001, respectively	294	287
Additional paid-in capital	690,114	691,670
Retained earnings	262,846	346,844
Accumulated other comprehensive loss (Note 1)	-	(961)

	953,491	1,038,085
Less unearned compensation-restricted stock (Note 11)	2,620	2,663

Total Shareholders’ Equity	950,871	1,035,422

Total Liabilities and Shareholders’ Equity	$1,665,438	$1,702,146

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Income

	Year Ended November 30,
	1999	2000	2001

	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$133,897	$192,789	$214,494
Motorsports related income	115,570	175,809	238,208
Food beverage and merchandise income	46,668	66,880	70,575
Other income	2,587	4,952	5,233

	298,722	440,430	528,510

EXPENSES:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	45,615	71,260	87,859
Motorsports related expenses	51,590	82,230	98,458
Food, beverage and merchandise expenses	25,539	38,448	38,251
General and administrative expenses	54,956	75,030	79,953
Depreciation and amortization	25,066	51,150	54,544

	202,766	318,118	359,065

Operating income	95,956	122,312	169,445
Interest income	8,780	6,156	3,446
Interest expense	(6,839)	(30,380)	(26,505)
Equity in net (loss) income from equity investments	(1,819)	(631)	2,935
Minority interest	(796)	(100)	992
North Carolina Speedway litigation (Note 8)	-	(5,523)	-

Income before income taxes	95,282	91,834	150,313
Income taxes (Note 6)	38,669	41,408	62,680

Net income	$56,613	$50,426	$87,633

Basic earnings per share (Note 1)	$1.22	$0.95	$1.65

Diluted earnings per share (Note 1)	$1.22	$0.95	$1.65

Dividends per share (Note 1)	$0.06	$0.06	$0.06

Basic weighted average shares outstanding (Note 1)	46,394,614	52,962,646	52,996,660

Diluted weighted average shares outstanding (Note 1)	46,518,977	53,049,293	53,076,828

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation- Restricted Stock	Total Shareholders’ Equity

	(In Thousands)

Balance at November 30, 1998	$115	$316	$205,089	$163,201	$-	$(1,866)	$366,855
Net income	-	-	-	56,613	-	-	56,613
Issuance of common stock for acquisition	100	-	480,472	-	-	-	480,572
Cash dividends ($.06 per share)	-	-	-	(2,586)	-	-	(2,586)
Change in equity investment	-	-	(90)	-	-	-	(90)
Restricted stock grant (Note 11)	-	-	1,035	-	-	(1,035)	-
Reacquisition of previously issued
common stock	-	-	(314)	(796)	-	-	(1,110)
Conversion of Class B Common Stock
to Class A Common Stock	14	(14)	-	-	-	-	-
Income tax benefit related to restricted
stock plan (Note 11)	-	-	1,129	-	-	-	1,129
Amortization of unearned
compensation (Note 11)	-	-	-	-	-	1,087	1,087

Balance at November 30, 1999	229	302	687,321	216,432	-	(1,814)	902,470
Net income	-	-	-	50,426	-	-	50,426
Cash dividends ($.06 per share)	-	-	-	(3,188)	-	-	(3,188)
Restricted stock grant (Note 11)	-	-	1,978	-	-	(1,978)	-
Reacquisition of previously issued
common stock	-	-	(354)	(824)	-	-	(1,178)
Conversion of Class B Common Stock
to Class A Common Stock	8	(8)	-	-	-	-	-
Income tax benefit related to restricted
stock plan (Note 11)	-	-	1,169	-	-	-	1,169
Amortization of unearned
compensation (Note 11)	-	-	-	-	-	1,172	1,172

Balance at November 30, 2000	237	294	690,114	262,846	-	(2,620)	950,871
Comprehensive income
Net income	-	-	-	87,633	-	-	87,633
Cumulative effect of change in
accounting for interest
rate swap (Note 1)	-	-	-	-	472	-	472
Interest rate swap (Note 1)	-	-	-	-	(1,433)	-	(1,433)

Total comprehensive income							86,672
Cash dividends ($.06 per share)	-	-	-	(3,190)	-	-	(3,190)
Restricted stock grant (Note 11)	1	-	1,789	-	-	(1,790)	-
Reacquisition of previously issued
common stock	-	-	(520)	(445)	-	-	(965)
Conversion of Class B Common Stock
to Class A Common Stock	7	(7)	-	-	-	-	-
Forfeiture of restricted shares	-	-	(178)	-	-	128	(50)
Income tax benefit related to restricted
stock plan (Note 11)	-	-	465	-	-	-	465
Amortization of unearned
compensation (Note 11)	-	-	-	-	-	1,619	1,619

Balance at November 30, 2001	$245	$287	$691,670	$346,844	$(961)	$(2,663)	$1,035,422

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Year Ended November 30,
	1999	2000	2001

	(In Thousands)
OPERATING ACTIVITIES
Net income	$56,613	$50,426	$87,633
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	25,066	51,150	54,544
Amortization of unearned compensation	1,087	1,172	1,619
Amortization of financing costs	477	1,418	1,566
Deferred income taxes	14,458	20,254	27,177
Undistributed loss (gain) from equity investments	1,819	631	(2,935)
Minority interest	796	100	(992)
Other	-	(254)	722
Changes in operating assets and liabilities
Receivables, net	6,413	(7,350)	(3,226)
Inventories, prepaid expenses and other current assets	3,549	(1,454)	3,394
Accounts payable and other current liabilities	6,951	(13,225)	1,815
Deferred income	(16,789)	37,206	(10,631)

Net cash provided by operating activities	100,440	140,074	160,686

INVESTING ACTIVITIES
Change in short-term investments, net	53,937	490	-
Capital expenditures	(126,596)	(132,661)	(98,379)
Acquisition, net of cash acquired	(133,440)	(215,627)	(3,878)
Proceeds from sale of Competition Tire	-	7,769	-
Equity investments	(17,723)	(11,859)	(1,202)
Advances to affiliate	-	(5,812)	(1,500)
Change in restricted investments, net	(242,429)	260,736	33,930
Other, net	(3,245)	(2,488)	(925)

Net cash used in investing activities	(469,496)	(99,452)	(71,954)

FINANCING ACTIVITIES
Net borrowings (payments) under credit facilities	92,022	(20,500)	(59,000)
Payment of long-term debt	(2,082)	(2,655)	(5,165)
Proceeds from long-term debt	294,276	-	-
Reacquisition of previously issued common stock	(1,110)	(1,178)	(965)
Cash dividends paid	(2,586)	(3,188)	(3,190)
Deferred financing fees	(12,329)	(320)	-

Net cash provided by (used in) financing activities	368,191	(27,841)	(68,320)

Net (decrease) increase in cash and cash equivalents	(865)	12,781	20,412
Cash and cash equivalents at beginning of period	38,676	37,811	50,592

Cash and cash equivalents at end of period	$37,811	$50,592	$71,004

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2001

NOTE 1  -  DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS:  International Speedway Corporation, including its majority‑owned subsidiaries (collectively the "Company"), is a leading promoter of motorsports entertainment activities in the United States. As of November 30, 2001, the Company owned and/or operated twelve of the nation’s major motorsports facilities as follows:

Track Name	Location	Track Length

Daytona International Speedway	Daytona Beach, Florida	2.5 Miles
Talladega Superspeedway	Talladega, Alabama	2.6 Miles
Michigan International Speedway	Brooklyn, Michigan	2.0 Miles
Richmond International Raceway	Richmond, Virginia	0.8 Mile
California Speedway	Fontana, California	2.0 Miles
Kansas Speedway	Kansas City, Kansas	1.5 Miles
Phoenix International Raceway	Phoenix, Arizona	1.0 Mile
Homestead-Miami Speedway	Homestead, Florida	1.5 Miles
North Carolina Speedway	Rockingham, North Carolina	1.0 Mile
Darlington Raceway	Darlington, South Carolina	1.3 Miles
Watkins Glen International	Watkins Glen, New York	3.4 Miles
Nazareth Speedway	Nazareth, Pennsylvania	1.0 Mile

In addition, Raceway Associates, LLC (“Raceway Associates”), in which the Company holds a 37.5% indirect equity interest, owns and operates Chicagoland Speedway and Route 66 Raceway, two nationally recognized major motorsports facilities in Joliet, Illinois.

In fiscal 2001, these motorsports facilities promoted well over 100 stock car, open-wheel, sports car, truck, motorcycle and other racing events, including 20 NASCAR Winston Cup Series events,  16 NASCAR Busch Series, Grand National Division events, eight NASCAR Craftsman Truck Series events, five Indy Racing League (“IRL”) Indy Racing Northern Light Series events, three Championship Auto Racing Teams (“CART”) FedEx Championship Series events, two National Hot Rod Association (“NHRA”) National events, the premier sports car event in the United States (the Rolex 24 at Daytona sanctioned by the Grand American Road Racing Association (“Grand Am”)) and a number of prestigious motorcycle events.

The Company’s business consists principally of racing events at these major motorsports facilities, which, in total, currently have more than 1 million grandstand seats.  The Company also conducts, either through operations of the facility or through its wholly-owned subsidiaries operating under the name “Americrown”, souvenir merchandising operations, food and beverage concession operations and catering services to corporate customers both in suites and chalets at most of the Company’s motorsports facilities.  However, the Company does not currently conduct food, beverage and catering operations at California or catering operations at Phoenix, and the Company provides catering services only in chalets at North Carolina.  The Company, under the name Americrown, also produces and markets motorsports-related merchandise such as apparel, souvenirs and collectibles to retail customers, through catalog and internet sales and directly to dealers.

MRN Radio, the Company's proprietary radio network, produces and syndicates NASCAR Winston Cup Series, NASCAR Busch Series, Grand National Division, NASCAR Craftsman Truck Series and other races promoted by the Company, as well as some races promoted by others. MRN Radio also produces daily and weekly NASCAR racing programs.

The Company owns and operates DAYTONA USA - The Ultimate Motorsports Attraction, a motorsports-themed entertainment complex and the Official Attraction of NASCAR that includes interactive media, theaters, historical memorabilia and exhibits, tours and riding/driving experiences of Daytona International Speedway.

SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION:  The accompanying consolidated financial statements include the accounts of International Speedway Corporation and its majority-owned subsidiaries.  All material intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS:  For purposes of reporting cash flows, cash and cash equivalents include cash on hand, bank demand deposit accounts, repurchase agreements and money market accounts at investment firms. Cash and cash equivalents exclude certificates of deposit, obligations of U.S. Government Agencies, U.S. Treasury Notes and U.S. Treasury Bills, regardless of original maturity.

The Company maintained its cash primarily with one financial institution at November 30, 2001.  The Company believes that it is not exposed to any significant credit risk on its cash balances due to the strength of the financial institution.

INVESTMENTS:  The Company accounts for investments in accordance with Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

Short‑term investments consist of certificates of deposit which are due in one year or less. Certificates of deposit are readily convertible to cash and are stated at cost.

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

EQUITY INVESTMENTS: Equity investments are accounted for using the equity method of accounting. The Company's equity in the net income (loss) from equity investments is recorded as income (loss) with a corresponding increase (decrease) in the investment. Dividends received reduce the investment. The Company recognizes the effects of transactions involving the sale or distribution by an equity investee of its common stock as capital transactions.

Equity investments at November 30, 2000 and 2001, include the Company's interest in Motorsports Alliance, LLC (“Motorsports Alliance”) (owned 50% by the Company and 50% by Indianapolis Motor Speedway Corp.), which owns a 75% interest in Raceway Associates.  Raceway Associates owns and operates Route 66 Raceway and Chicagoland Speedway (See Note 8).

The Company’s share of undistributed equity in the earnings (losses) from equity investments included in retained earnings at November 30, 2000 and 2001 was approximately ($1.4) million and $1.6 million, respectively.

GOODWILL (NOTE 3):  Goodwill resulting from acquisitions prior to July 1, 2001 is being amortized by the straight‑line method over 40 years. Recoverability of intangibles is assessed using estimated undiscounted cash flows of related operations.  Amortization expense for the years ended November 30, 1999, 2000 and 2001 was approximately $5.4 million, $18.2 million and $18.1 million, respectively.  In fiscal 1999, 2000 and 2001, approximately $4.0 million, $12.0 million and $11.9 million, respectively, is not deductible for tax purposes (See Note 1 – “New Accounting Pronouncements”).

RESTRICTED INVESTMENTS:  Restricted investments reflect deposits in trustee administered accounts for the benefit of the Kansas Speedway project (See Note 5).

DEFERRED FINANCING FEES:  Deferred financing fees are amortized over the term of the related debt and are included in other non-current assets.

DERIVATIVE FINANCIAL INSTRUMENTS (Note 12):  The Company uses interest rate swap agreements to minimize the impact of interest rate fluctuations on certain fixed and floating interest rate long-term borrowings.  The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest expense.

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

REVENUE RECOGNITION/DEFERRED INCOME:  Admission income and all race‑related revenue is earned upon completion of an event and is stated net of admission and sales taxes collected.  Advance ticket sales and all race‑related revenue on future events are deferred until earned.  Revenues from the sale of merchandise to retail customers, catalog and internet sales and direct sales to dealers are recognized at the time of the sale.

Kansas Speedway Corporation ("KSC") offers Founding Fan Preferred Access Speedway Seating ("PASS") agreements which give purchasers the exclusive right and obligation to purchase KSC season-ticket packages for certain sanctioned racing events annually for thirty years under specified terms and conditions. Among the conditions, licensees are required to purchase all season-ticket packages when and as offered each year. Founding Fan PASS agreements automatically terminate without refund should owners not purchase any offered season tickets.

 Net fees received under PASS agreements are deferred and are amortized into income over the expected life of the PASS beginning in 2001.

ADVERTISING EXPENSE:  Advertising costs are expensed as incurred or, as in the case of race‑related advertising, upon the completion of the event.  Advertising expense was approximately $5.8 million, $9.4 million and $11.2 million for the years ended November 30, 1999, 2000 and 2001, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS: In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, AAccounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133".   SFAS No. 137 amends SFAS No. 133, AAccounting for Derivative Instruments and Hedging Activities", to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000.  SFAS No. 133 establishes accounting and reporting standards for derivative instruments including standalone instruments, such as forward currency exchange contracts and interest rate swaps or embedded derivatives and requires that these instruments be marked-to-market on an ongoing basis.  These market value adjustments are to be included either in the income statement or shareholders' equity, depending on the nature of the transaction.  The Company adopted SFAS No. 133 on December 1, 2000, which resulted in an increase in total assets and shareholders’ equity of approximately $472,000, representing the fair market value of an interest rate swap hedge (See Notes 5 and 12).  Subsequent changes in the fair market value of the interest rate swap are reflected in comprehensive income (loss).

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" which is required to be implemented no later than the fourth quarter of fiscal years beginning after December 15, 1999, and provides guidance on the recognition, presentation and disclosures of revenue in financial statements filed with the SEC.  SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies.  The implementation of SAB No. 101 did not have a material effect on the Company’s financial position or results of operations.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations”.  SFAS No. 141 supercedes prior guidance and requires that all business combinations in the scope of this statement be accounted for using the purchase method.  The provisions of this statement apply to all business combinations initiated after June 30, 2001, as well as all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.  The Company adopted this statement as required on July 1, 2001, and it did not have a material affect on the financial statements.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 supercedes prior guidance and requires that goodwill no longer be amortized to earnings, but instead be annually reviewed for impairment.  The impairment test under SFAS No. 142 is based on a two-step process involving; (i) comparing the estimated fair value of the related reporting unit to its net book value, and (ii) comparing the estimated implied fair value of goodwill to its carrying value.  The Company has elected to early adopt SFAS No. 142 in the first quarter of 2002.  Accordingly, the Company will not record amortization expense of approximately $18.4 million in fiscal 2002 based on the level of goodwill as of November 30, 2001.  In addition, based on an independent appraisal firm’s valuation of the reporting unit level fair value using discounted cash flows, which reflect changes in certain assumptions since the date of the acquisitions, and the identification of qualifying intangibles, the Company expects to record a non-cash after tax charge of $513.8 million as a cumulative effect of change in accounting principle for the write-off of goodwill in the first quarter of 2002.

The write-off of goodwill results from the use of discounted cash flows in assessment of fair value for each reporting unit as required by SFAS No. 142 and the fact that certain acquired intangible assets were not reclassified and accounted for apart from goodwill upon transition to SFAS No. 142.  In addition, FASB Staff Announcement Topic No. D-100 states that the transition provisions do not allow entities to “carve-out” from goodwill any intangible assets not identified and measured at fair value in the initial rendering of a business combination and subsequently accounted for separately from goodwill.  At the date of the acquisitions, the Company recognized its relationships with multiple sanctioning bodies, including NASCAR, CART and IRL evidenced by the sanction agreement assets, and goodwill as a single asset labeled “Goodwill”.  The Company amortized the combined assets over their estimated useful lives of 40 years.  According to SFAS No. 142, the goodwill impairment loss is measured as the excess of the carrying amount of goodwill (which included the carrying amount of the acquired intangible assets) over the implied fair value of goodwill (which excludes the fair value of the acquired intangible assets).  Thus, the measured goodwill impairment loss was substantially larger than it would have been had the acquired intangible assets been initially recognized apart from goodwill.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”.  Consistent with prior guidance SFAS No. 144 continues to require a three-step approach for recognizing and measuring the impairment of assets to be held and used.  Assets to be sold must be stated at the lower of the asset’s carrying amount or fair value and depreciation is no longer recognized.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The adoption of SFAS No. 144 is not expected to have a material impact on the Company’s financial position or results of operations.

COMPARABILITY:  For comparability, certain 1999 and 2000 amounts have been reclassified where appropriate to conform with the presentation adopted in 2001.

NOTE 2  -  PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of November 30 (In Thousands):

	2000	2001

Land and leasehold improvements	$ 204,979	$ 207,406
Buildings, grandstands and tracks	510,603	709,018
Furniture and equipment	70,247	76,363
Construction in progress	125,982	15,720

	911,811	1,008,507
Less accumulated depreciation	116,942	152,688

	$ 794,869	$ 855,819

Depreciation expense was approximately $19.7 million, $32.6 million and $36.1 million for  the years ended November 30, 1999, 2000 and 2001, respectively.

NOTE 3  -  ACQUISITIONS

On July 26, 1999, the Company acquired the approximately 88%, or 12.2 million outstanding common shares, of Penske Motorsports, Inc. ("PMI") that it did not already own for approximately $129.8 million and 10,029,861 shares of the Company's Class A Common Stock.  Transaction costs, net of cash acquired in the transaction, totaled approximately $3.6 million.  The total cash and stock consideration issued in the transaction was approximately $611.1 million.

Motorsports facilities acquired in the transaction include Michigan International Speedway in Brooklyn, Michigan; California Speedway in Fontana, California; North Carolina Speedway in Rockingham, North Carolina; and Nazareth Speedway in Nazareth, Pennsylvania.  The Company also acquired PMI's 45% interest in Homestead-Miami Speedway, LLC (“Miami”), bringing the Company's ownership in that facility to 90%, as well as several PMI merchandising subsidiaries.  The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of their operations, as well as Miami, have been included in the Company's consolidated statements of income as of the date of acquisition.

The transaction purchase price was allocated to the assets and liabilities of PMI and Miami based upon their fair market values at the acquisition date.  The excess of the purchase price over the fair value of the net assets acquired was allocated as goodwill of approximately $512.9 million and assembled workforce of approximately $1.5 million, which are being amortized on a straight line basis over 40 years and five years, respectively, through November 30, 2001.  The amount amortized during the years ended November 30, 1999, 2000 and 2001 was approximately $4.4 million, $13.3 million and $13.1 million, respectively.

On December 1, 1999, the Company acquired Richmond International Raceway ("Richmond") for approximately $215.6 million, including acquisition costs. The Richmond acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations have been included in the Company's consolidated statements of income since the date of acquisition.

The purchase price was allocated to the assets and liabilities acquired based upon their fair market values at the acquisition date. The excess of the purchase price over the fair value of the net assets acquired was approximately $169.3 million and was recorded as goodwill, which is being amortized on a straight line basis over 40 years through November 30, 2001.  The amount amortized during each of the years ended November 30, 2000 and 2001 was approximately $4.2 million.

On October 1, 2001, the Company acquired the remaining 10% interest it did not already own in Miami for $3.9 million.  As predetermined in the July 1997 Purchase Agreement when the Company acquired its initial 40% interest in Miami, the purchase price was based on 10% of the negotiated facility valuation as of July 1997, plus interest.  The acquisition was accounted for under the purchase method of accounting.

NOTE 4  -  DIVESTITURE

On November 15, 2000, the Company entered into a Stock Purchase Agreement with Competition Tire, LLC (an unrelated entity) for the sale of the Company's ownership in its Competition Tire subsidiaries.  The Company received approximately $7.8 million and recognized a gain of approximately $200,000, net of tax, on the transaction (See Note 9).

NOTE 5  -  LONG-TERM DEBT

Long-term debt consists of the following as of November 30 (in thousands):

	2000	2001

Senior Notes, net of discount of $269 and $199, respectively	$ 224,731	$ 224,801
Credit facilities	149,000	90,000
TIF bond debt service funding commitment, net of discount
of $1,565 and $1,484, respectively	68,935	68,851
Term debt	27,500	23,500
Notes payable	5,550	4,550

	475,716	411,702
Less: current portion	5,165	9,225

	$ 470,551	$ 402,477

Schedule of Payments

2002	$ 9,225
2003	5,775
2004	301,890
2005	27,505
2006	635
Thereafter	68,355

413,385
Discount	1,683

$ 411,702

The Company’s $225 million principal amount of unsecured senior notes ("Senior Notes") bear interest at 7.875% and rank equally with all of the Company's other senior unsecured and unsubordinated indebtedness. The Senior Notes require semi-annual interest payments through maturity on October 15, 2004. The Senior Notes may be redeemed in whole or in part, at the option of the Company, at any time or from time to time at a redemption price as defined in the indenture. The Company's subsidiaries are guarantors of the Senior Notes (See Note 15).   The Senior Notes also contain various restrictive covenants.

The Company's $250 million senior revolving credit facility ("Credit Facility") matures on March 31, 2004, and accrues interest at LIBOR plus 50-100 basis points based on certain financial criteria. At November 30, 2001, the Company had outstanding borrowings of $70 million under the Credit Facility. The Credit Facility contains various restrictive covenants.

The Company's Miami subsidiary has a $20 million credit facility ("Miami Credit Facility") and a $23.5 million term loan ("Term Loan"). The Miami Credit Facility and Term Loan are guaranteed by the Company and have the same interest terms and restrictive covenants as the Company's Credit Facility. The Miami Credit Facility will be automatically reduced to $15 million on December 31, 2002 and will mature on December 31, 2004. At November 30, 2001, the Company had outstanding borrowings of $20 million under the Miami Credit Facility. The Term Loan is payable in annual installments, which range from $4.5 million to $7.0 million. The Company’s Miami subsidiary also has an interest rate swap agreement that effectively fixes the floating rate on the outstanding balance under the Term Loan at 5.6% plus 50-100 basis points, based on certain consolidated financial criteria of the Company, for the remainder of the loan period (See Note 12).

In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas ("Unified Government"), issued approximately $71.3 million in taxable special obligation revenue ("TIF") bonds in connection with the financing of the construction of the Kansas Speedway.  The TIF bonds are comprised of a $21.6 million, 6.15% term bond due December 1, 2017 and a $49.7 million, 6.75% term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government, with payments made in lieu of property taxes (AFunding Commitment@) by KSC.  Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation. The bond financing documents contain various restrictive covenants.   The Company has agreed to guarantee KSC's Funding Commitment until certain financial conditions have been met.

Simultaneous with the issuance of the TIF bonds, KSC deposited into a trust account the unexpended portion of its initial $77.9 million equity commitment to the Kansas project. The unexpended portion of KSC's equity contribution remaining in the trust account is classified as Restricted Investments on the Company's balance sheet (See Note 1).

Total interest incurred by the Company was approximately $6.8 million, $30.4 million and $26.5 million for the years ended November 30, 1999, 2000 and 2001, respectively.  Total interest capitalized for the years ended November 30, 1999, 2000 and 2001 was approximately $3.3 million, $8.3 million and $6.9 million, respectively.

Financing costs of approximately $10.9 million and $9.2 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2000 and 2001, respectively.  These costs are being amortized on an effective yield method over the life of the related financing.

NOTE 6  -  FEDERAL AND STATE INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Substantially all of the deferred tax liability results from the excess of tax accelerated depreciation and amortization over depreciation and amortization for financial reporting purposes.

Significant components of the provision for income taxes are as follows (in thousands):

	Year Ended November 30,
	1999	2000	2001

Current tax expense:
Federal	$ 20,921	$ 18,661	$ 31,560
State	3,030	2,493	3,944
Deferred tax expense (benefit):
Federal	14,843	19,725	23,986
State	(125)	529	3,190

Provision for income taxes	$ 38,669	$ 41,408	$ 62,680

The reconciliation of income tax computed at the federal statutory tax rates to income tax expense is as follows (percent of pre-tax income):

	Year Ended November 30,
	1999	2000	2001

Income tax computed at federal statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.6	2.1	3.1
Nondeductible goodwill	1.5	4.6	2.8
North Carolina Speedway litigation	-	1.8	-
Other, net	0.5	1.5	0.8

	40.6%	45.0%	41.7%

The Company has recorded a deferred tax asset of approximately $1.2 million related to various state net operating loss carryforwards that expire in varying amounts beginning in fiscal 2020.

NOTE 7  ‑  CAPITAL STOCK

The Company's authorized capital includes 80 million shares of Class A Common Stock, par value $.01 ("Class A Common Stock"), 40 million shares of Class B Common Stock, par value $.01 ("Class B Common Stock"), and 1 million shares of Preferred Stock, par value $.01 ("Preferred Stock"). The shares of Class A Common Stock and Class B Common Stock are identical in all respects, except for voting rights and certain dividend and conversion rights as described below. Each share of Class A Common Stock entitles the holder to one‑fifth (1/5) vote on each matter submitted to a vote of the Company's shareholders and each share of Class B Common Stock entitles the holder to one (1) vote on each such matter, in each case including the election of directors.  Holders of Class A Common Stock and Class B Common Stock are entitled to receive dividends at the same rate if and when declared by the Board of Directors out of funds legally available therefrom, subject to the dividend and liquidation rights of any Preferred Stock that may be issued and outstanding.  Class A Common Stock has no conversion rights. Class B Common Stock is convertible into Class A Common Stock, in whole or in part, at any time at the option of the holder on the basis of one share of Class A Common Stock for each share of Class B Common Stock converted. Each share of Class B Common Stock will also automatically convert into one share of Class A Common Stock if, on the record date of any meeting of the shareholders, the number of shares of Class B Common Stock then outstanding is less than 10% of the aggregate number of shares of Class A Common Stock and Class B Common Stock then outstanding.

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

The contribution expense for the ISC Plan was approximately $580,000, $934,000 and $1.2 million for the years ended November 30, 1999, 2000, and 2001, respectively.

As a result of the PMI acquisition, the Company assumed the PMI non-contributory profit-sharing plan, which covers employees who meet certain length of service requirements, and the PMI defined contribution plan under Section 401(k) of the Internal Revenue Code (collectively the “PMI Plans”). Contributions of approximately $158,000 were made to the PMI Plans for the fiscal year ended November 30, 1999.  In April 2000, the PMI Plans were merged into the ISC Plan.

B.     The estimated cost to complete construction in progress at November 30, 2001 at the Company's existing facilities is approximately $35.8 million, which includes the amounts related to Kansas Speedway which are included in Restricted Investments (See Notes 1 and 5).

The Company is a member of Motorsports Alliance, which owns a 75% interest in Raceway Associates.  Raceway Associates owns and operates Route 66 Raceway and Chicagoland Speedway (See Note 1).  The Chicagoland Speedway development was financed through equity contributions of approximately $50 million from Motorsports Alliance and approximately $50 million in borrowings by Raceway Associates.  The members of Motorsports Alliance have agreed to guarantee up to $50 million in borrowings by Raceway Associates on a pro rata basis until such time as the operations of Raceway Associates meet certain financial criteria.  Through November 30, 2001, the Company has contributed approximately $35.2 million to Motorsports Alliance, including $25.0 million, which fulfilled the Company's portion of Motorsports Alliance's $50 million equity commitment and $6.9 million in approved advances.  At November 30, 2001, Raceway Associates has borrowed approximately $47.8 million for the Chicagoland Speedway construction under the arrangement discussed above, which is currently guaranteed by the members of Motorsports Alliance.

C.     The Company operates the Homestead-Miami Speedway under an operating agreement which expires December 31, 2032 and provides for subsequent renewal terms through December 31, 2075. The future minimum payments under such agreement are as follows, (in thousands):

Fiscal year ending November 30,	Amount

2002	$ 2,215
2003	2,215
2004	2,215
2005	2,215
2006	2,215
Thereafter	37,785

Total	$ 48,860

Expenses incurred under this agreement for each of the years ended November 30, 1999, 2000 and 2001 was $2.2 million.

D.  The Company is from time to time a party to routine litigation incidental to its business.  Management does not believe that the resolution of any or all of such litigation is likely to have a material adverse effect on the Company's financial condition or results of operations.  In addition to such routine litigation incident to its business, the Company has been party to other legal proceedings which were concluded during the year ending November 30, 2000 as described below:

Souvenir Litigation

The Company and certain subsidiaries were parties to legal proceedings alleging price-fixing activities in connection with the sale of souvenirs and merchandise which have been settled.  The settlements were given final approval by the courts, and final orders were entered in the legal proceedings on August 25, 2000.

Under the terms of the settlement agreements, without any admission of wrongdoing on their part, the Company and its subsidiaries, Americrown Service Corporation (“Americrown”) and Motorsports International Corp. (“Motorsports International”) paid approximately $4.6 million in cash and agreed to redeem $6 million in souvenir merchandise discount coupons to settle with classes which encompass all purchasers of souvenirs and merchandise at NASCAR Winston Cup events during the period from January 1, 1991 to August 25, 2000.  In the third quarter of fiscal 1999 the Company accrued approximately $2.8 million representing Americrown’s cash portion of the souvenir litigation settlement.  The remaining $1.8 million is attributable to Motorports International and was recorded as a part of the PMI merger purchase price.  The effects of the discount coupon program are being recognized as the coupons are redeemed.  The cash payments were remitted in fiscal year 2000.

North Carolina Speedway Litigation

In connection with PMI’s acquisition of North Carolina Speedway in 1997, certain of the North Carolina Speedway stockholders (constituting more than 5% of the North Carolina shares outstanding prior to acquisition) exercised their right under North Carolina law to dissent to the price paid for the common stock of North Carolina Speedway.

On April 25, 2000, jurors in the North Carolina Speedway dissenter’s action case returned a verdict upon which a judgment was entered which entitled the dissenting shareholders to $23.47 per share, an amount $3.86 to $6.70 higher than the original consideration.  The financial statements for fiscal year 2000 included an accrual of approximately $5.5 million, representing the judgment and related interest, amounts due to non-dissenting former shareholders and related legal fees.  In June 2000, substantially all of the amounts related to this judgment were paid by the Company.

NOTE 9  -  RELATED PARTY DISCLOSURES AND TRANSACTIONS

All of the racing events that take place during the Company's fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association ("AHRMA"), the American Motorcyclist Association ("AMA"), the Automobile Racing Club of America ("ARCA"), CART, the Championship Cup Series ("CCS"), the Federation Internationale de l'Automobile ("FIA"), the Federation Internationale Motocycliste ("FIM"), Grand Am, Historic Sportscar Racing ("HSR"), the International Race of Champions ("IROC"), IRL, NASCAR, the Professional Monster Trucks ("ProMT"), the Sports Car Club of America ("SCCA"), the Sportscar Vintage Racing Association ("SVRA"), the United States Auto Club ("USAC") and the World Karting Association ("WKA").  NASCAR, which sanctions some of the Company's principal racing events, is a member of the France Family Group which controls in excess of 60% of the combined voting power of the outstanding stock of the Company and some members of which serve as directors and officers. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors totaled approximately $36.2 million, $55.7 million and  $75.6 million for the years ended November 30, 1999, 2000 and 2001, respectively.  Grand Am sanctions various events at certain of the Company’s facilities.  While certain officers and directors of the Company are equity investors in Grand Am, no officer or director has more than a 10% equity interest.  In addition, certain officers and directors of the Company, representing a non-controlling interest, serve on Grand Am’s Board of Managers.

In addition, NASCAR and the Company share a variety of expenses in the ordinary course of business. NASCAR pays rent to the Company for office space in the Company’s corporate office complex in Daytona Beach, Florida and the Company pays rent to NASCAR for office space in Charlotte, North Carolina and New York, New York.  These rents are based upon estimated fair market lease rates for comparable facilities. NASCAR also reimburses the Company for 50% of the compensation paid to personnel working in the Company’s legal and risk management departments, as well as 50% of the compensation expense associated with receptionists.  The Company’s payments to NASCAR for MRN Radio’s broadcast rights to NASCAR Craftsman Truck races represents an agreed-upon percentage of the Company’s advertising revenues attributable to such race broadcasts. NASCAR’s reimbursement for use of the Company’s telephone system, mailroom and janitorial, catering, transportation, graphic arts, photo and publishing services, and the Company’s reimbursement of NASCAR for use of corporate aircraft, is based on actual usage or an allocation of total actual usage. The aggregate amount paid by the Company to NASCAR for shared expenses, net of the amounts received from NASCAR for shared expenses, totaled approximately $356,000 during fiscal 1999. The aggregate amount received from NASCAR by the  Company for shared expenses, net of amounts paid by the Company for shared expenses, totaled approximately $281,000 and $239,000 during fiscal 2000 and 2001, respectively.  The Company strives to ensure, and management believes that, the terms of the Company’s transactions with NASCAR are no less favorable to the Company than could be obtained in arms’-length negotiations.

The Company entered into collateral assignment split‑dollar insurance agreements covering the lives of William C. France and James C. France and their respective spouses in October 1995.  Pursuant to the agreements, the Company will advance the annual premiums of approximately $1.2 million each year for a period of eight years. Upon surrender of the policies or payment of the death benefits thereunder, the Company is entitled to repayment of an amount equal to the cumulative premiums previously paid by the Company. The Company may cause the agreements to be terminated and the policies surrendered at any time after the cash surrender value of the policies equals the cumulative premiums advanced under the agreements. The Company records the insurance expense net of the increase in cash surrender value of the policies associated with these agreements.

J. Hyatt Brown, one of the Company’s directors, serves as President and Chief Executive Officer of Brown & Brown, Inc. (“Brown”).  Brown has received commissions for serving as the Company’s insurance broker for several of the Company’s insurance policies, including the Company’s property and casualty policy, certain employee benefit programs and the split-dollar arrangements established for the benefit of William C. France, James C. France and their respective spouses. The aggregate commissions received by Brown in connection with the Company’s policies were approximately $185,000, $435,000, and $549,000 during fiscal 1999, 2000 and 2001, respectively.

Walter P. Czarnecki, one of the Company’s directors, owns Raceway Services, which purchases tickets to events at many of the Company’s facilities.  The price paid by Raceway Services for the tickets it purchases are established on the same basis as the price paid by other purchasers of tickets to the same events without regard to Mr. Czarnecki’s status as a director.  The amounts paid for tickets by Raceway Services were approximately $141,000 and $95,000 in fiscal 2000 and 2001, respectively.

On May 5, 1999, Motorsports Alliance and the former owners of Route 66 Raceway, LLC formed Raceway Associates, which is owned 75% by Motorsports Alliance and 25% by the former owners of the Route 66 Raceway, LLC.  Edward H. Rensi, a director of the Company, was one of the former owners of the Route 66 Raceway, LLC.  Mr. Rensi owned approximately 5.13% of the Route 66 Raceway, LLC and as a result of the transaction, now owns approximately 1.28% of Raceway Associates.

Pursuant to the merger agreement for the PMI acquisition, the Company was obligated to place three individuals designated by Penske Performance, Inc., on its board of directors and to include such designees as nominees recommended by the Company’s Board of Directors at future elections of directors by shareholders.  If the holdings of Penske Performance, Inc. fall to less than 7%, but not less than 5%, of the aggregate shares of the Company’s outstanding Class A and Class B Common Stock, the Company would be obligated to include as nominees for its board of directors only two individuals designated by Penske Performance, Inc.  If the holdings of Penske Performance, Inc. fall to less than 5%, but not less than 2%, of the aggregate shares of the Company’s outstanding Class A and Class B Common Stock, the Company would be obligated to include as a nominee for its board of directors only one individual designated by Penske Performance, Inc.  If the holdings of Penske Performance, Inc. fall to less than 2% percent of the aggregate shares of the Company’s outstanding Class A and Class B Common Stock, the Company would no longer be obligated to include any individuals designated by Penske Performance, Inc. as nominees for the Company’s board of directors.  Messrs. Roger S. Penske, Gregory W. Penske and Walter P. Czarnecki are currently the designees of Penske Performance, Inc. serving on the Company’s Board of Directors.  Penske Performance, Inc. is wholly-owned by Penske Corporation which beneficially owns more than five percent of the outstanding stock of the Company.  Messrs. Penske, Penske and Czarnecki are also officers and directors of Penske Performance, Inc. and other Penske Corporation affiliates.  Roger S. Penske beneficially owns a majority of the voting stock of and controls Penske Corporation and its affiliates.  During fiscal 1999, subsequent to the PMI acquistion, fiscal 2000 and 2001,  Penske Corporation provided the Company with certain executive and legal services at a cost of approximately $313,000 and $662,000 paid in cash and $496,000, paid in both cash and stock, respectively.  Also, the Company rented Penske Corporation and its affiliates certain facilities for a driving school and sold admissions to the Company’s events, hospitality suite occupancy and related services, merchandise, apparel and racing tires and accessories to Penske Corporation, its affiliates and other related companies.  In fiscal 1999, subsequent to the PMI acquisition, fiscal 2000 and 2001, Penske Corporation, its affiliates and other related companies paid approximately $759,000, $3.6 million and $2.6 million, respectively, for the aforementioned goods and services.  The Company has outstanding receivables and payables/accrued expenses related to Penske Corporation and its affiliates of approximately $295,000 and $186,000, respectively, at November 30, 2000 and $389,000 and $30,000 respectively, at November 30, 2001.

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

NOTE 10  -  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for income taxes and interest for respective periods is summarized as follows (in thousands):

	Year ended November 30,
	1999	2000	2001

Income taxes paid	$ 28,645	$ 21,783	$ 31,942

Interest paid	$ 7,005	$ 36,985	$ 32,032

NOTE 11  -  LONG‑TERM STOCK INCENTIVE PLAN

In 1996, the Company's Board of Directors and a majority of the Company shareholders approved the 1996 Long-Term Stock Incentive Plan (the "1996 Plan") for certain officers, employees and consultants of the Company.  The 1996 Plan authorizes the grant of stock options (incentive and nonstatutory), stock appreciation rights ("SARs") and restricted stock. The Company has reserved an aggregate of 1,000,000 shares (subject to adjustment for stock splits and similar capital changes) of the Company's Class A Common Stock for grants under the 1996 Plan.

Shares awarded under the 1996 Plan generally are subject to forfeiture in the event of termination of employment prior to the vesting dates.  Prior to vesting, the 1996 Plan participants own the shares and may vote and receive dividends, but are subject to certain restrictions.  Restrictions include the prohibition of the sale or transfer of the shares during the period prior to vesting of the shares.  The Company also has the right of first refusal to purchase any shares of stock issued under the 1996 Plan which are offered for sale subsequent to vesting.

On April 1, 1999, 2000 and 2001, the Company awarded 19,633, 44,017 and 40,592 restricted shares of the Company's Class A Common Stock, respectively, to certain officers and managers under the 1996 Plan.  The market value of shares awarded on April 1, 1999, 2000 and 2001 amounted to approximately $1.0 million, $2.0 million and $1.5 million, respectively.  These shares of restricted stock, issued on April 1, awarded under the 1996 Plan vest at the rate of 50% of each award on the third anniversary of the award date and the remaining 50% on the fifth anniversary of the award date.

Additionally, on April 16, 2001, the Company awarded 6,506 restricted shares of the Company’s Class A Common Stock to certain officers under the 1996 Plan.  The market value of the shares awarded on April 16, 2001 amounted to approximately $285,000.  These shares of restricted stock, issued on April 16, 2001, vested on October 16, 2001.

The market value of the shares at the date of award has been  recorded as "Unearned compensation - restricted stock", which is shown as a separate component of shareholders' equity in the accompanying consolidated balance sheets.  The unearned compensation is being amortized over the vesting periods of the shares.  In accordance with APB Opinion 25, the Company will recognize a compensation charge over the vesting periods equal to the fair market value of these shares on the date of the award.  The expense measured under SFAS No. 123 does not differ from that under APB Opinion 25.

Commencing with the April 2000 annual meeting, a portion of each non-employee director’s compensation became awards of options to acquire shares of the Company’s Class A Common Stock under the 1996 Plan for their services as directors.  The Company granted a total of 11,030 and 11,165 options to purchase the Company’s Class A Common Stock to the non-employee directors at exercise prices of $44.50 and $44.25 per share, in April of 2000 and 2001, respectively.  These options become exercisable one year after the date of grant, and expire on the tenth anniversary of the date of grant.

On April 1, 2001, certain non-officer managers of the Company were granted a total of 24,000 options to purchase the Company’s Class A Common Stock, at an exercise price of $37.06 per share under the 1996 Plan.  These options vest over a two and one-half year period and expire on the tenth anniversary of the date of grant.

As the exercise price of these stock options equal the market price of the underlying stock on the date of grant, in accordance with APB Opinion 25 no compensation expense is recognized by the Company.  For the years ended November 30, 2000 and 2001, the Company’s pro forma diluted earnings per share as adjusted for compensation expense of the stock options, determined in accordance with SFAS No. 123, does not differ from actual results.

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

Fair values of long-term debt and interest rate swaps are based on quoted market prices at the date of measurement. The Company's credit facilities approximate fair value as they bear interest rates that approximate market.  At November 30, 2001, the fair value of the remaining long-term debt, which includes the Senior Notes, TIF bond Funding Commitment and Term Loan, as determined by quotes from financial institutions, was $327.9 million compared to the carrying amount of $317.2 million.

The Company periodically utilizes interest rate swap agreements to limit the impact of the variable interest rate of certain long-term debt. The differential between fixed and variable rates to be paid or received on swaps is accrued as interest rates change in accordance with the agreements and is included in current interest expense. Credit risk arises from the possible inability of counterparties to meet the terms of their contracts on a net basis. The Company entered into an interest swap agreement to limit  the impact of the variable interest rate on certain long-term debt. This agreement, with a principal notional amount of $23.5 million and an estimated fair value of a liability totaling $961,000 at November 30, 2001, expires at December 31, 2004.

In December 2001, the Company entered into an interest rate swap agreement for interest rate exposure management purposes on $100 million of the $225 million principal amount of Senior Notes.  This agreement involves the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount.  The interest rate swap effectively modifies the Company’s exposure to interest risk by converting $100 million of the 7.875% fixed-rate Senior Notes to a floating rate based on six-month LIBOR, in arrears, plus a spread.  The agreement is deemed to be a perfectly effective fair value hedge and therefore qualifies for the “shortcut” method of accounting under SFAS No. 133.  As a result, no ineffectiveness is expected to be recognized in our earnings associated with the interest rate swap agreement.

The Company's interest rate swap agreements were entered into with major financial  institutions which are expected to fully perform under the terms of the  agreements.

 NOTE 13  -  QUARTERLY DATA (UNAUDITED)

The Company derives most of its income from a limited number of NASCAR-sanctioned races. As a result, the Company's business has been, and is expected to remain, highly seasonal based on the timing of major events.  For example, one of Darlington Raceway's Winston Cup Series events is traditionally held on the Sunday preceding Labor Day.  Accordingly, the revenue and expenses for that race and/or the related supporting events may be recognized in either the fiscal quarter ending August 31 or the fiscal quarter ending November 30.

The Company’s fiscal 2001 results of operations are not necessarily comparable to results of fiscal 2000 as a result of the new television broadcast agreements, which began in fiscal 2001 for all NASCAR Winston Cup and NASCAR Busch Grand National events, the commencement of motorsports event operations at the Kansas facility and Chicagoland, in which we have a 37.5% interest, in fiscal 2001, the sale of the Competition Tire subsidiaries in November 2000, the acquisition of the remaining 10% interest in Miami in October 2001, and certain schedule changes for motorsports events in fiscal 2001 as compared to fiscal 2000.

The following table presents certain unaudited financial data for each fiscal quarter of fiscal 2000 and fiscal 2001 (in thousands, except per share amounts):

	Fiscal Quarter Ended
	February 29,	May 31,	August 31,	November 30,
	2000	2000	2000	2000

Total revenue	$ 111,595	$ 98,748	$ 107,175	$ 122,912
Operating income	35,187	22,230	27,485	37,410
Net income	16,097	3,722	12,783	17,824
Basic earnings per share	0.30	0.07	0.24	0.34
Diluted earnings per share	0.30	0.07	0.24	0.34

	Fiscal Quarter Ended
	February 28,	May 31,	August 31,	November 30,
	2001	2001	2001	2001

Total revenue	$ 120,689	$ 111,996	$ 132,122	$ 163,703
Operating income	44,397	27,511	39,383	58,154
Net income	22,750	13,300	21,767	29,816
Basic earnings per share	0.43	0.25	0.41	0.56
Diluted earnings per share	0.43	0.25	0.41	0.56

NOTE 14  -  SEGMENT REPORTING

The Company's primary business is the promotion of motorsports events at its race facilities.  The Company's remaining business units, which are comprised of the radio network production and syndication of numerous racing events and programs, the operation of a motorsports-themed entertainment complex, certain souvenir merchandising operations not associated with the promotion of motorsports events at the Company's facilities, construction management services, leasing operations, financing and licensing operations are included in the "All Other" segment.  The Company evaluates financial performance of the business units on operating profit after allocation of corporate selling, general and administrative ("SG&A") expenses.  Corporate SG&A expenses are allocated to business units based on each business unit's net revenues to total net revenues.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  Intersegment revenues were approximately $3.9 million, $16.8 million and $10.1 million for the years ended November 30, 1999, 2000, and 2001, respectively (in thousands).

	Year ended November 30,
	1999	2000	2001

Net revenues:
Motorsports events	$ 267,130	$ 396,664	$ 500,302
All other	35,494	60,582	38,353

Total	$ 302,624	$ 457,246	$ 538,655

Operating income:
Motorsports events	$ 91,913	$113,212	$160,279
All other	4,043	9,100	9,166

Total	$ 95,956	$ 122,312	$ 169,445

		As of November 30,
		2000	2001

Total assets:
Motorsports events		$ 1,521,639	$ 1,593,074
All other		143,799	109,072

Total		$ 1,665,438	$ 1,702,146

NOTE 15  -  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

In connection with the Senior Notes (See Note 5), the Company is required to provide condensed consolidating financial information for its subsidiary guarantors.  The Company has not presented separate financial statements for each of the guarantors, because it has deemed that such financial statements would not provide the investors with any material additional information.   During the year ended November 30, 2000, certain operations of the Company were segregated into wholly-owned guarantor subsidiaries of the Company.  Also, during the year ended November 30, 2001, certain non-guarantor subsidiaries became guarantor subsidiaries of the Company.  As a result, the financial position, results of operations and cash flows of the Company in relation to its wholly-owned guarantor and non-guarantor subsidiaries are not comparable on a period-to-period basis.

Included are condensed consolidating balance sheets as of November 30, 2000 and 2001, and the condensed consolidating statements of income and cash flows for the years ending November 30, 1999, 2000 and 2001, of: (a) the Parent; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate Parent with guarantor and non-guarantor subsidiaries; and (e) the Company on a consolidated basis (in thousands).

	Condensed Consolidating Balance Sheet As Of November 30, 2000

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Current assets	$ 47,932	$ 92,284	$ 10,019	$ (63,725)	$ 86,510
Property and equipment, net	123,325	506,161	165,383	-	794,869
Advances to and investments in subsidiaries	1,491,683	417,329	-	(1,909,012)	-
Equity investments	-	28,579	-	-	28,579
Goodwill, net	-	661,500	30,981	-	692,481
Other assets	12,203	8,543	42,253	-	62,999

Total Assets	$ 1,675,143	$ 1,714,396	$ 248,636	$ (1,972,737)	$ 1,665,438

Current liabilities	$ 9,638	$ 143,119	$ 25,638	$ (37,844)	$ 140,551
Long-term debt	704,260	(1,691)	160,293	(392,311)	470,551
Deferred income taxes	29,779	64,169	(5,414)	-	88,534
Other liabilities	-	-	14,931	-	14,931
Total shareholders' equity	931,466	1,508,799	53,188	(1,542,582)	950,871

Total Liabilities and Shareholders’ Equity	$ 1,675,143	$ 1,714,396	$ 248,636	$ (1,972,737)	$ 1,665,438

	Condensed Consolidating Balance Sheet As Of November 30, 2001

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Current assets	$ 22,404	$ 112,367	$ -	$ (27,376)	$ 107,395
Property and equipment, net	129,688	726,131	-	-	855,819
Advances to and investments in subsidiaries	1,495,643	370,038	-	(1,865,681)	-
Equity investments	-	32,667	-	-	32,667
Goodwill, net	-	676,150	-	-	676,150
Other assets	12,420	17,695	-	-	30,115

Total Assets	$ 1,660,155	$ 1,935,048	$ -	$ (1,893,057)	$ 1,702,146

Current liabilities	$ 5,600	$ 147,867	$ -	$ (17,601)	$ 135,866
Long-term debt	693,752	93,857	-	(385,132)	402,477
Deferred income taxes	36,770	78,941	-	-	115,711
Other liabilities	-	12,670	-	-	12,670
Total shareholders' equity	924,033	1,601,713	-	(1,490,324)	1,035,422

Total Liabilities and Shareholders’ Equity	$ 1,660,155	$ 1,935,048	$ -	$ (1,893,057)	$ 1,702,146

	Condensed Consolidating Statement Of Income For The Year Ended November 30, 1999

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 156,899	$139,329	$ 19,681	$ (17,187)	$ 298,722
Total expenses	96,131	111,439	12,383	(17,187)	202,766
Operating income	60,768	27,890	7,298	-	95,956
Interest and other income (expense), net	12,880	(5,819)	(1,035)	(6,700)	(674)
Net income	46,932	9,469	6,912	(6,700)	56,613

	Condensed Consolidating Statement Of Income For The Year Ended November 30, 2000

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 104	$453,359	$ 25,749	$ (38,782)	$ 440,430
Total expenses	21,265	312,123	23,512	(38,782)	318,118
Operating (loss) income	(21,161)	141,236	2,237	-	122,312
Interest and other income (expense), net	7,915	27,262	(3,915)	(61,740)	(30,478)
Net income	5,567	103,909	2,690	(61,740)	50,426

	Condensed Consolidating Statement Of Income For The Year Ended November 30, 2001

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 1,968	$ 600,733	$ -	$ (74,191)	$ 528,510
Total expenses	21,085	412,171	-	(74,191)	359,065
Operating (loss) income	(19,117)	188,562	-	-	169,445
Interest and other income (expense), net	1,009	22,055	-	(42,196)	(19,132)
Net (loss) income	(5,314)	135,143	-	(42,196)	87,633

	Condensed Consolidating Statement Of Cash Flows For The Year Ended November 30, 1999

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$ 79,133	$ 21,414	$ 6,665	$ (6,772)	$100,440
Net cash used in investing activities	(395,432)	(244)	(73,892)	72	(469,496)
Net cash provided by (used in) financing activities	301,067	(8,095)	68,519	6,700	368,191

	Condensed Consolidating Statement Of Cash Flows For The Year Ended November 30, 2000

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$ (23,850)	$ 181,274	$ 17,090	$(34,440)	$ 140,074
Net cash provided by (used in) investing activities	45,510	(162,703)	(16,699)	34,440	(99,452)
Net cash provided by (used in) financing activities	(29,669)	(17)	1,845	-	(27,841)

	Condensed Consolidating Statement Of Cash Flows For The Year Ended November 30, 2001

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$ 33,545	$ 185,443	$ -	$ (58,302)	$ 160,686
Net cash provided by (used in) investing activities	40,579	(170,835)	-	58,302	(71,954)
Net cash provided by (used in) financing activities	(69,155)	835	-	-	(68,320)

Schedule II - Valuation and Qualifying Accounts (In Thousands)

Description	Balance beginning of period	Additions charged to costs and expenses	Deductions (A)	Balance at end of period

For the year ended
November 30, 2001

Allowance for
Doubtful accounts	$ 1,200	$ 3,500	$ 3,200	$ 1,500

For the year ended
November 30, 2000

Allowance for
Doubtful accounts	$ 1,000	$ 516	$ 316 (C)	$ 1,200

For the year ended
November 30, 1999

Allowance for
Doubtful accounts	$ 100	$ 950 (B)	$ 50	$ 1,000

(A)  Uncollectible accounts written off, net of recoveries.

(B) $57 was acquired as part of the PMI acquisition.

(C) $67 was deducted as a result of the sale of the Competition Tire subsidiaries

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As of January 1, 2001 our executive officers and directors were as follows:

Name	Age	Position With ISC

William C. France	68	Chairman of the Board, Chief Executive Officer and Director
Roger S. Penske	64	Vice Chairman and Director
James C. France	57	President, Chief Operating Officer and Director
Lesa D. Kennedy	40	Executive Vice President and Director
H. Lee Combs	48	Senior Vice President – Corporate Development and Director
John R. Saunders	45	Senior Vice President – Operations
Gregory W. Penske	39	Senior Vice President – Western Operations and Director
Susan G. Schandel	38	Vice President – Administrative Services, Chief Financial Officer and Treasurer
W. Garrett Crotty	38	Vice President, Secretary and General Counsel
John E. Graham, Jr.	53	Vice President
W. Grant Lynch, Jr.	48	Vice President
Leslie A. Richter	71	Vice President – Special Projects
Paul D. H. Phipps	54	Vice President – Sales and Marketing
J. Hyatt Brown	64	Director
John R. Cooper	69	Director
Walter P. Czarnecki	58	Director
Robert R. Dyson	55	Director
Brian Z. France	39	Director
Christy F. Harris	56	Director
Raymond K. Mason, Jr.	46	Director
Edward H. Rensi	57	Director
Lloyd E. Reuss	65	Director
Chapman Root, II	52	Director
Thomas W. Staed	70	Director

Our Board of Directors is divided into three classes, with regular three year staggered terms.  Messrs. James C. France, Cooper, Brian Z. France, Mason, Roger S. Penske and Reuss hold office until the annual meeting of shareholders to be held in 2002.  Ms. Kennedy and Messrs. Brown, Czarnecki, Dyson, Rensi and Staed hold office until the annual meeting of shareholders to be held in 2003.  Messrs. William C. France, Combs, Harris, Gregory W.  Penske and Root hold office until the annual meeting of shareholders to be held in 2004.

Pursuant to the merger agreement for the acquisition of Penske Motorsports we were obligated to place three individuals designated by Penske Performance, Inc., the selling stockholder, on our Board of Directors and to include such designees as nominees recommended by our Board of Directors at future elections of directors by shareholders.  If the holdings of Penske Performance fall to less than 7%, but not less than 5%, of the aggregate shares of our outstanding class A and class B common stock, we would be obligated to include as nominees for our Board of Directors only two individuals designated by Penske Performance.  If the holdings of Penske Performance fall to less than 5%, but not less than 2%, of the aggregate shares of our outstanding class A and class B common stock, we would be obligated to include as a nominee for our Board of Directors only one individual designated by Penske Performance.  If the holdings of Penske Performance fall to less than 2% of the aggregate shares of our outstanding class A and class B common stock, we would no longer be obligated to include any individuals designated by Penske Performance as nominees for our Board of Directors.  Messrs. Roger S. Penske, Gregory W. Penske and Walter P. Czarnecki are presently the designees of Penske Performance, Inc. serving on our Board of Directors.

William C. France and James C. France are brothers.  Lesa D.  Kennedy and Brian Z. France are the children of William C. France.  Gregory W. Penske is the son of Roger S. Penske.  There are no other family relationships among our executive officers and directors.

Mr. William C. France, a director since 1958, has served as our Chairman of the Board since 1987 and as Chief Executive Officer since 1981.

Mr. Roger S. Penske has served as a director and Vice Chairman since July 1999.  Mr. Penske was Chairman of the Board of PMI from March of 1996 until its acquisition by us in 1999.  Prior to March 1996, Mr. Penske was Chairman of the Board of Michigan International Speedway, Inc. (“Michigan Speedway”) since 1973, Chairman of the Board and President of Pennsylvania International Raceway, Inc. (“Nazareth Speedway”) since 1986, and Chairman of the Board of California Speedway Corporation (“California Speedway”) since 1994.  Mr. Penske is also Chairman of the Board and Chief Executive Officer of Penske Corporation.  Penske Corporation is a privately-owned diversified transportation services company which (among other things) holds, through its subsidiaries, interests in a number of businesses, including ISC.  Mr. Penske is Chairman of the Board of United Auto Group, Inc., and Penske Truck Leasing Corporation.  Mr. Penske also a member of the Boards of Directors of General Electric Company, The Home Depot, Inc., and Delphi Automotive Systems, Inc.  Mr. Penske is also a founder of Penske Racing, Inc. and Penske Racing South, Inc.

Mr. James C. France, a director since 1970, has served as our President and Chief Operating Officer since 1987.

Ms. Lesa D. Kennedy, a director since 1984, was appointed Executive Vice President of ISC in January 1996.  Ms. Kennedy served as our Secretary from 1987 until January 1996 and served as our Treasurer from 1989 until January 1996.

Mr. H. Lee Combs, a director since 1987, was appointed Senior Vice President-Corporate Development in July 1999.  He served as Senior Vice President-Operations since January 1996 until that date.  Mr. Combs served as a Vice President and our Chief Financial Officer from 1987 until January 1996.

Mr. John R. Saunders has served as Senior Vice President-Operations since July 1999.  He had served as a Vice President since 1997 and was President of Watkins Glen International from 1983 until 1997.

Mr. Gregory W. Penske has served as Senior Vice President-Western Operations and a director since July 1999.  Mr. Penske had been a director of PMI since its formation and President and Chief Executive Officer since July 1, 1997.  Prior to July 1, 1997, Mr. Penske served as an Executive Vice President of PMI since February 1996.  In addition, Mr. Penske served as President of the California Speedway from January 1997 to January 1999.  Mr. Penske is also the President of Penske Automotive Group, Inc., which owns and operates five automobile dealerships in Southern California, and has served in that position since December 1993.  From July 1992 to the present, Mr. Penske served as the President of D. Longo, Inc., which owns and operates a Toyota dealership in El Monte, California and is a subsidiary of Penske Automotive Group, Inc. Having successfully completed his pivotal transition role in our integration plan established at the time we acquire Penske Motorsports, Mr. Penske terminated his executive officer status effective January 14, 2002 in order to devote greater attention to his Penske Automotive Group activities.  Mr. Penske’s experience and expertise remain available to us in his continuing capacity as one of our directors.

Ms. Susan G. Schandel became a Vice President in July 1999 and since January 1996 has continued to serve as our Treasurer and Chief Financial Officer.

Mr. W. Garrett Crotty became a Vice President in July 1999 and since 1996 has served as Secretary and General Counsel.

Mr. John E. Graham, Jr., has served as a Vice President and as President of Daytona International Speedway since November 1994.

Mr. W. Grant Lynch, Jr. has served as a Vice President and as President of Talladega Superspeedway since November 1993.  He has also served as President of Kansas Speedway since its inception in 1997.

Mr. Leslie A. Richter has served as a Vice President since February 2000.  Mr. Richter has served as the Executive Vice President of the California Speedway since November 1994.

Mr. Paul D.H. Phipps has served as the Vice President – Sales and Marketing since February 2001.  Mr. Phipps was the Executive Vice President of Major League Soccer for more than five years prior to that.

Mr. J. Hyatt Brown, a director since 1987, serves as the President and Chief Executive Officer of Brown & Brown, Inc. and has been in the insurance business since 1959.  Mr. Brown also serves as a director of Rock Tenn Co., SunTrust, Inc., SCPIE, Inc., BellSouth Corporation, and FPL Group, Inc.

Mr. John R. Cooper, a director since 1987, served as our Vice President - Corporate Development from December 1987 until July 1994.  Beginning January 1996 Mr. Cooper rejoined our staff.

Mr. Walter P. Czarnecki has been a director since July 1999.  Mr. Czarnecki had served as Vice Chairman of the Board of PMI since January 1996, and, prior thereto, served as PMI’s President.  Mr. Czarnecki had also served as a senior executive of the Penske Speedway Group since 1979.  Mr. Czarnecki is the Executive Vice President of Penske Corporation, has been a member of the Board of Directors of Penske Corporation since 1979 and serves as a director of Penske Truck Leasing Corporation, which is the general partner of Penske Truck Leasing Co., L.P.

Mr. Robert R. Dyson, a director since January 1997, has served as Chairman and Chief Executive Officer of the Dyson-Kissner-Moran Corporation since November 1992.

Mr. Brian Z. France, a director since 1994, has served as NASCAR’s Senior Vice President since 2000.  Previously, he served as NASCAR’s Vice President of Marketing and Corporate Communications since December 1992. He has served as our Manager--Group Projects since February 1994.

Mr. Christy F. Harris, a director since 1984, has been engaged in the private practice of business and commercial law for more than twenty years and currently practices with Peterson & Myers, P.A.

Mr. Raymond K. Mason, Jr., a director since 1981, had served as Chairman and President of American Banks of Florida, Inc., Jacksonville, Florida, from 1978 until its sale in 1998.  From 1998 to the present, Mr. Mason has served as President of the entity known as Center Bank of Jacksonville, N.A. (until August 2001, this entity was known as RCK, Inc.).

Mr. Edward H. Rensi, a director since January 1997, is currently Chairman & CEO of Team Rensi Motorsports.  Mr. Rensi was an executive consultant with McDonald’s Corporation from 1997 to 1998.  He served as President and Chief Executive Officer of McDonald’s USA from 1991 until his retirement in 1997.  He is also a director of Snap-On Tools.

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

Mr. Thomas W. Staed, a director since 1987, is currently Chairman of Staed Family Associates, Ltd., and had served as President of Oceans Eleven Resorts, Inc., a hotel/motel business, from 1968 to 1999.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended November 30, 2000, Forms 5 and amendments thereto furnished to the Company with respect to the fiscal year ended November 30, 2000, and written representations furnished to the Company, Mrs. Kennedy failed to file on a timely basis one report concerning a change in the nature of her beneficial ownership for certain indirect holdings.  There is no other person who, at any time during the fiscal year, was a director, officer, or beneficial owner of more than ten percent of any class of the Company's securities that failed to file on a timely basis reports required by section 16(a) of the Exchange Act during the fiscal year ended November 30, 2001.

DIRECTOR COMPENSATION

During the fiscal year ended November 30, 2001 we paid each non-employee director for their service as a director with (i) a $10,000 annual retainer which each non-employee director can elect to receive in either cash or options to acquire Class A common stock; (ii) an annual grant of options worth $20,000 to acquire Class A common stock; and (iii) a $1,500 fee for each meeting of the Board of Directors attended and a $750 fee for each Board committee meeting attended.  Options are issued pursuant to the 1996 Long-Term Stock Incentive Plan, and valued using the Black-Scholes method.  The value of the aggregate retainers and fees paid to non-employee directors in cash or options with respect to fiscal 2001 services totaled approximately $402,750.  The Company also reimburses directors for all expenses incurred in connection with their activities as directors.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the total compensation we paid for services rendered during the last three fiscal years to our Chief Executive Officer and our four other most highly compensated executive officers during fiscal 2001 (collectively the "Named Officers").

	Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus (3)	Restricted Stock Awards (1)	All Other Compensation (2)

William C. France	2001	$466,308	$256,042	$218,706	$772,111
Chairman and Chief	2000	$445,109	$ 0	$386,214	$761,017
Executive Officer	1999	$423,485	$393,083	$ 0	$768,920

James C. France	2001	$421,924	$189,496	$157,997	$474,144
President and Chief	2000	$402,837	$ 0	$278,942	$470,290
Executive Officer	1999	$383,025	$316,909	$ 0	$472,183

Lesa D. Kennedy	2001	$288,206	$118,627	$129,459	$ 11,935
Executive Vice	2000	$270,826	$ 27,747	$175,536	$ 11,533
President	1999	$232,940	$197,634	$174,972	$ 11,122

Gregory W. Penske	2001	$311,575	$196,374	$ 0	$ 0
Senior Vice President -	2000	$438,900	$125,613	$ 0	$ 0
Western Operations	1999	$146,774	$ 97,650	$ 0	$ 0

H. Lee Combs	2001	$259,323	$ 81,424	$ 80,722	$ 15,935
Senior Vice President -	2000	$240,967	$ 64,974	$142,550	$ 14,279
Corporate Development	1999	$227,967	$179,727	$174,972	$ 14,377

(1)     Reflects the aggregate market value of shares awarded under our 1996 Long‑Term Stock Incentive Plan (calculated as of the date of the award).  The indicated awards were made in April with respect to services rendered in the prior fiscal year. See Note 12 of Notes to our Consolidated Financial Statements.

(2)      The compensation reported in this column consists of (i) payments for insurance, including premium payments and related expense for split‑dollar and other life insurance, accidental death and dismemberment insurance, group health insurance, and long and short term disability insurance, (ii) medical expense reimbursements, and (iii) contributions to our 401(k) plan. The amounts applicable to each Named Officer for each category for fiscal 2001 are as follows:  William C. France ($768,111, $4,000 and $0, respectively); James C. France ($464,907, $2,437 and $6,800, respectively); Lesa D. Kennedy ($5,135, $0 and $6,800, respectively); Gregory W. Penske ($0, $0 and $0, respectively); and H. Lee Combs ($5,135, $4,000 and $6,800, respectively). Pursuant to the split‑dollar life insurance arrangements, the premiums will be repaid to us in future periods. See Note 10 of Notes to the our  Consolidated Financial Statements.

(3)     The Bonus for the Chairman/CEO and President/COO are our estimates for fiscal 2001, which have not yet been approved by our Board of Directors.  Both the Chairman/CEO and President/COO elected not to take incentive compensation for fiscal year 2000 performance.  Motivation for this act was solely personal and not required for corporate financial performance purposes.  The Compensation Committee and the full Board of Directors acceded to their request for fiscal year 2000.

COMMITTEE REPORT ON EXECUTIVE OFFICER COMPENSATION

International Speedway Corporation's Executive Officer Compensation is overseen by the Compensation Committee of the Board of Directors, which is composed entirely of independent directors.

PHILOSOPHY AND POLICIES.   Executive Officer Compensation is structured and administered to offer competitive compensation based on the Executive Officer's contribution and personal performance in support of International Speedway Corporation's strategic plan and business mission.

The corporate compensation plan, including salary ranges and bonus structure, is reviewed and reevaluated every year.  As part of the overall compensation plan International Speedway Corporation's Executive Officers are grouped in structured pay grades based upon job responsibility and description.  Each grade has an established range for annual salary.  The salary ranges for each grade have been evaluated and adjusted annually by the Compensation Committee based upon changes in market conditions and International Speedway Corporation’s performance factors.

CORPORATE PERFORMANCE MEASURES USED TO DETERMINE EXECUTIVE OFFICER COMPENSATION.

Based on International Speedway Corporation’s performance (determined subjectively by the Committee in accordance with the sound business judgment of its members after consideration of earnings per share, revenue growth and established salary ranges), the Committee established a total pool of dollars which was used to provide for increases in annual salary compensation to all employees including the Executive Officers other than the Chairman/CEO and President/COO.  The Compensation Committee recommended a proposed salary for the Chairman/CEO and President/COO to the entire Board of Directors (other than the Chairman/CEO and President/COO), which approved the salaries as recommended.

SALARY COMPENSATION.

All other Executive Officers' annual salaries were set by the Chairman/CEO and President/COO who were given the authority to set all salaries other than their own so long as (1) the total pool of available dollars allocated for annual salary compensation for Executive Officers was not exceeded and (2) provided each Executive Officer's annual salary was within the established range for the salary grade.  In setting Executive Officer salaries the Chairman/CEO and President/COO considered (1) International Speedway Corporation’s performance as measured against management goals approved by the Board of Directors, (2) personal performance in support of International Speedway Corporation’s goals as measured by annual evaluation criteria, and (3) intangible factors and criteria such as payments by competitors for similar positions although no particular weighting of the factors or formula was used.

In recommending the annual salaries of the Chairman/CEO and President/COO, the Committee considered similar criteria as well as the Committee members' assessment of International Speedway Corporation's financial size and condition.

INCENTIVE COMPENSATION.

International Speedway Corporation has an Annual Incentive Compensation Plan for Management in which the Executive Officers participate.  As a result Executive Officer Compensation is significantly at risk.  Planned incentive compensation for Executive Officers can be as high as 55% of total annual compensation.

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

LONG TERM INCENTIVE PLAN COMPENSATION

1994 LONG-TERM INCENTIVE PLAN.  .  The "International Speedway Corporation 1994 Long‑Term Incentive Plan" (the "1994 Plan") was recommended by the Compensation Committee of the Board of Directors, unanimously approved by all outside directors and ratified by the entire Board of Directors on November 17, 1993.  It was approved by the written consent of the holders of a majority of the outstanding shares of International Speedway Corporation on the same date.  The 1994 Plan set aside restricted stock in the amount of 50,000 old pre 15‑1 split shares of common stock for its implementation, which were converted, on the 15‑1 basis, into 750,000 shares of class B common stock.  Awards of restricted shares of stock were assigned to officers and key employees who were capable of having a significant impact on the performance of International Speedway Corporation.  Awards were granted based upon International Speedway Corporation’s performance in fiscal years 1994, 1995 and 1996. The ability to issue additional shares under the 1994 Plan expired after the grants based on fiscal 1996 results. The restricted shares were granted to participants each year based upon International Speedway Corporation's performance as measured against annual financial goals established in advance by the Board of Directors.

The shares which were granted under the 1994 Plan were initially restricted and did not immediately vest to the participant, but, instead carried a continued employment restriction of 3 years on 50% of the grant and 5 years on the other 50% of the grant.  As of January 1, 2002 no shares granted under the 1994 Plan remain unvested.  International Speedway Corporation has the right of first refusal to buy any stock issued (and vested) under the 1994 Plan which any participant wishes to sell.

1996 LONG-TERM STOCK INCENTIVE PLAN.    International Speedway Corporation's 1996 Long‑Term Stock Incentive Plan (the "1996 Plan") was adopted by the Board of Directors in September 1996. It was approved by the written consent of the holders of a majority of the outstanding shares of International Speedway Corporation in November 1996.

The 1996 Plan authorizes the grant of stock options (incentive and nonstatutory), stock appreciation rights ("SARs") and restricted stock to employees and consultants capable of contributing to International Speedway Corporation's performance. The 1996 Plan reserved an aggregate of 1,000,000 shares (subject to adjustment for stock splits and similar capital changes) of class A common stock for grants under the 1996 Plan. Incentive Stock Options may be granted only to employees eligible to receive them under the Internal Revenue Code of 1996, as amended.

The Board of Directors has designated the Compensation Committee (the "Committee") to administer the 1996 Plan. Awards under the 1996 Plan will contain such terms and conditions consistent with the 1996 Plan as the Committee in its discretion approves.

The Committee has discretion to administer the 1996 Plan in the manner which it determines, from time to time, is in the best interest of International Speedway Corporation. For example, the Committee will fix the terms of stock options, SARs and restricted stock grants and determine whether, in the case of options and SARs, they may be exercised immediately or at a later date or dates. Awards may also be granted subject to conditions relating to continued employment and restrictions on transfer. In addition, the Committee may provide, at the time an award is made or at any time thereafter, for the acceleration of a participant's rights or cash settlement upon a change in control of International Speedway Corporation. The terms and conditions of awards need not be the same for each participant. The foregoing examples illustrate, but do not limit, the manner in which the Committee may exercise its authority in administering the 1996 Plan. In addition, all questions of interpretation of the 1996 Plan will be determined by the Committee.

Awards of restricted shares of class A common stock were made under the 1996 Plan on April 1 in 1998, 1999, 2000 and 2001, based upon fiscal 1997, 1998, 1999 and 2000 results.  The amount of these April 1 awards was based upon International Speedway Corporation's performance as measured against annual financial goals established in advance by the Board of Directors. These April 1 awards of restricted shares of class A common stock are initially restricted and will not immediately vest to the participant, but, instead most carry a continued employment restriction of 3 years on 50% of the grant and 5 years on the other 50% of the grant.  If employment ends prior to the expiration of the vesting period for reasons acceptable to the Compensation Committee (death, disability, retirement, etc.) all or a portion of the unvested and unearned restricted shares may be allowed to vest.  Termination of employment for any other reason will result in forfeiture of all unvested and unearned shares.  Awards of restricted shares of class A common stock under the 1996 Plan are to be made April 1, 2002, based upon fiscal 2001 results and will carry restrictions equivalent to those imposed on the awards made on April 1 in 1998 - 2001.

Additionally, awards of restricted shares of class A common stock were made under the 1996 Plan on April 16, 2001. These April 16 awards were made based upon individual compensation considerations unique to the officers receiving the awards.  The April 16 awards of restricted shares of class A common stock were initially restricted for a period of six months and vested on October 16, 2001.  Similar awards are not planned for fiscal 2002.

Prior to vesting the participant may vote the shares and receive dividends on the restricted shares as granted.  Prior to vesting the certificates for the restricted shares will be held in escrow by International Speedway Corporation. After vesting the certificates for the restricted shares will be delivered to the participant.  International Speedway Corporation has the right of first refusal to buy any stock issued (and vested) under the 1996 Plan which any participant wishes to sell.

Commencing with the April 2000 annual meeting, a portion of each non-employee director’s compensation became awards of options to acquire class A common stock under the 1996 Plan (see “Director Compensation” and Note 11 to the Consolidated Financial Statements).  The non-employee director options are issued on the date of the annual shareholder meeting each year, were and are valued using the Black-Scholes method, have an exercise price equal to the market price of the class A common stock on the date of the grant, are first exercisable one year after the date of the grant, and expire on the tenth anniversary of the date of the grant.  Additional options to acquire class A common stock under the 1996 Plan are to be awarded to non-employee directors on the date of the 2002 annual meeting.

On April 1, 2001 24 selected non-officer managers of International Speedway Corporation were each granted an option to purchase 1,000 shares of class A common stock at an exercise price equal to the market price of the class A common stock on the date of the grant.  These options become exercisable over a two and one-half year period and expire on the tenth anniversary of the date of the grant.  If employment ends prior to the exercise of the options for reasons acceptable to the Compensation Committee (death, disability, retirement, etc.) all or a portion of the then exercisable options may be exercised within certain time limits.  Termination of employment for any other reason will result in forfeiture of all unexercised options.  Similar awards are not planned for fiscal 2002.

COLLATERAL ASSIGNMENT SPLIT-DOLLAR INSURANCE

In October 1995, based upon evaluation and recommendation of the Compensation Committee, International Speedway Corporation entered into collateral assignment split‑ dollar insurance agreements covering the lives of the Chairman/CEO, the President/COO and their respective spouses.  Pursuant to the agreements, International Speedway Corporation will advance annual premiums of approximately $1,205,000 each year for a period of eight years.  Upon surrender of the policies or payment of the death benefits thereunder, International Speedway Corporation is entitled to the repayment of an amount equal to the cumulative premiums it has paid.  Although Securities and Exchange Commission (SEC) rules require disclosure of the entire premium advanced in the Summary Compensation Table, the Compensation Committee determined the compensation aspect of the plan was actually less than the total premium because of the repayment requirement and represented reasonable and appropriate compensation to the covered executives, when considered in light of their total compensation package.

CHAIRMAN/CEO COMPENSATION BASES. The Compensation Committee determined a 4.5% increase in Chairman/CEO compensation was appropriate in light of the continued growth in earnings per share in 2000.

Thomas W. Staed
Chapman J. Root, II
Lloyd E. Reuss
Edward H. Rensi

PERFORMANCE GRAPH

The rules of the Securities and Exchange Commission ("SEC") require us to provide a line graph covering at least the last five fiscal years and comparing the yearly percentage change in our total shareholder return on a class of our common stock with the cumulative total return of a broad equity index assuming reinvestment of dividends and the cumulative total return, assuming reinvestment of dividends, of a published industry or line‑of‑business index; peer issuers selected in good faith; or issuers with similar market capitalization.  The graph below compares the cumulative total five year return of our class A common stock with that of the NASDAQ Stock Market Index (U.S. Companies) and with the 40 NASDAQ issues (U.S. companies) listed in SIC codes 7900‑7999, which encompasses service businesses in the amusement, sports and recreation industry, which includes indoor operations which are not subject to the impact of weather on operations and pari‑mutual and other wagering operations. We conduct large outdoor sporting and entertainment events which are subject to the impact of weather, and we are not involved in pari‑mutual or other wagering. The stock price shown has been estimated from the high and low prices for each quarter for which the close is not available.  Because of the unique nature of our business and the fact that only short‑term public information is available concerning a limited number of companies involved in the same line of business, and no public information is available concerning other companies in our line of business, we do not believe that the information presented below is meaningful.

COMPARISON OF FIVE-YEAR CUMULATIVE RETURN AMONG

INTERNATIONAL SPEEDWAY CORP., NASDAQ Market Index and NASDAQ SIC 7900 Index

 Measurement Period                          ISC                          NASDAQ              NASDAQ
(Fiscal Year Covered)                                                          Market                   SIC 7900
                                                                                                Index                      Index

Measurement Pt ‑ 11/30/96                 $100.00                   $100.00                   $100.00
FYE  11/30/97                                        $107.20                   $124.60                   $122.80
FYE  11/30/98                                        $178.40                   $152.70                   $113.00
FYE  11/30/99                                        $332.10                   $262.80                   $168.80
FYE  11/30/00                                        $189.10                   $203.70                   $  95.50
FYE  11/30/01                                        $200.40                   $151.70                   $145.10

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth information regarding the beneficial ownership of our Class A common stock and our Class B common stock as of December 31, 2001 by:

  all persons known to us who beneficially own 5% or more of either our Class A common stock or our Class B common stock;
  our chief executive officer and each of our other four most highly compensated executive officers in Fiscal 2001;
  each of our directors; and
  all of our directors and executive officers as a group.

As of December 31, 2001, the Company had 24,536,711 shares of Class A Common Stock and 28,627,121 shares of Class B Common Stock issued and outstanding.  Each share of the Class A Common Stock is entitled to one-fifth of one vote on matters submitted to shareholder approval or a vote of shareholders.  Each share of the Class B Common Stock is entitled to one vote on matters submitted to shareholder approval or a vote of shareholders.

As described in the notes to the table, voting and/or investment power with respect to certain shares of common stock is shared by the named individuals. Consequently, such shares may be shown as beneficially owned by more than one person.

	Number of Shares of Common Stock Beneficially Owned (2)			Percentage of Common Stock Beneficially Owned			Percentage of Combined Voting Power of All Classes of Common Stock

Name of Beneficial Owner (1)	Class A	Class B	Total	Class A	Class B	Total

France Family Group (3)	62,301	21,164,831	21,227,132	0.25%	73.93%	39.93%	63.15%
James C. France (4)	15,762	15,352,721	15,368,483	0.06%	53.63%	28.91%	45.79%
William C. France (5)	17,137	15,340,501	15,357,638	0.07%	53.59%	28.89%	45.76%
Roger S. Penske (6)	4,587,760	0	4,587,760	18.70%	0.00%	8.63%	2.74%
Penske Corp. (7)	4,552,621	0	4,552,621	18.55%	0.00%	8.56%	2.72%
Penske Performance, Inc. (8)	4,552,621	0	4,552,621	18.55%	0.00%	8.56%	2.72%
Lesa D. Kennedy (9)	19,356	621,903	641,259	0.08%	2.17%	1.21%	1.87%
Brian Z. France (10)	3,796	483,046	486,842	0.02%	1.69%	0.92%	1.44%
Raymond K. Mason (11)	1,042	196,740	197,782	0.00%	0.69%	0.37%	0.59%
H. Lee Combs	11,746	39,697	51,443	0.05%	0.14%	0.10%	0.13%
Thomas W. Staed (12)	4,992	45,000	49,992	0.02%	0.16%	0.09%	0.14%
Robert R. Dyson (13)	19,500	29,500	49,000	0.08%	0.10%	0.09%	0.10%
Chapman J. Root, II	5,042	12,000	17,042	0.02%	0.04%	0.03%	0.04%
J. Hyatt Brown (14)	2,400	9,000	11,400	0.01%	0.03%	0.02%	0.03%
Lloyd E. Reuss	9,000	0	9,000	0.04%	0.00%	0.02%	0.01%
Gregory W. Penske (15)	8,728	0	8,728	0.04%	0.00%	0.02%	0.01%
Walter P. Czarnecki	8,230	0	8,230	0.03%	0.00%	0.02%	0.00%
John R. Cooper	6,042	1,500	7,542	0.02%	0.01%	0.01%	0.01%
Christy F. Harris (16)	5,600	150	5,750	0.02%	0.00%	0.01%	0.00%
Edward H. Rensi	0	1,500	1,500	0.00%	0.01%	0.00%	0.00%
All directors and
executive officers as a
group (24 persons)(17)	4,773,243	20,715,685	25,488,928	19.45%	72.36%	47.94%	64.62%

(1)     Unless otherwise indicated the address of each of the beneficial owners identified is c/o the Company, 1801 West International Speedway Boulevard, Daytona Beach, Florida 32114.

(2)     Unless otherwise indicated, each person has sole voting and investment power with respect to all such shares.

(3)     The France Family Group consists of William C. France, James C. France, members of their families and entities controlled by the natural person members of the group.  Amounts shown reflect the non-duplicative aggregate of 58,270 Class A and 20,322,140 Class B shares indicated in the table as beneficially owned by James C. France, William C. France, Lesa D. Kennedy and Brian Z. France, as well as 4,031 Class A shares and 842,691 Class B shares held beneficially by the adult children of James C. France. See footnotes (4), (5), (9) and (10).

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

(6)     This owner's address is 13400 West Outer Drive, Detroit, MI 48239-4001. Includes the Class A shares shown in the table as beneficially owned by Penske Corp. and Penske Performance, Inc.

(7)      This owner's address is 13400 West Outer Drive, Detroit, MI 48239-4001. Shares shown are also beneficially owned by Roger S. Penske and Penske Performance, Inc.

(8)      This owner's address is 1100 North Market Street, Suite 780, Wilmington, DE 19801.  Shares shown are also beneficially owned by Roger S. Penske and Penske Corp.

(9)     Includes (i) 2,542 Class A shares held of record by Ms. Kennedy’s spouse as custodian for their minor son, Benjamin, (ii) 1,500 Class A shares held jointly with her spouse, (iii) 1,936 Class A shares and 343,950 Class B shares held of record by BBL Limited Partnership and (iv) 238,548 Class B shares held of record by Western Opportunity.  Mrs. Kennedy is the sole shareholder and a director of BBL Company, the sole general partner of BBL Limited Partnership.

(10)  Includes 244,498 Class B shares held of record by Zack Limited Partnership and 238,548 Class B shares held of record by Western Opportunity.  Mr. France is the sole shareholder and director of Zack Company, the sole general partner of Zack Limited Partnership.

(11)  Includes 75 Class B shares owned by The Raymond K. Mason, III Trust, as to which Mr. Mason disclaims beneficial ownership.

(12)  Owned jointly with Barbara Staed, his spouse.

(13)  Includes 5,000 Class A shares held in the Robert R. Dyson 1987 Family Trust and 9,500 Class A Shares held as Trustee of the Charles H. Dyson Trust No. 2, U/A dated 4/15/76.

(14)  Held of record as joint tenants with Cynthia R. Brown, his spouse.

(15)  Includes 1,563 Class A shares held by Patricia Durham Penske (his spouse) Trust.

(16)  Includes 500 Class A shares held by M. Dale Harris, his spouse, and 1,500 Class A shares held by Mr. Harris as trustee of a Profit Sharing Plan and Trust.

(17)  See footnotes (4) through (16).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NASCAR, which sanctions most of our major racing events, is controlled by William C. France and James C. France.  Standard NASCAR sanction agreements require racetrack operators to pay various monies to NASCAR for each sanction event conducted.  Included are sanction fees and prize and point fund monies. The prize and point fund monies are distributed by NASCAR to participants in the events. The aggregate NASCAR sanction fees and prize and point fund monies paid by us with respect to fiscal 1999, 2000 and 2001 were $45.6 million, $71.3 million, and $87.9 million, respectively.

In addition, NASCAR and ISC share a variety of expenses in the ordinary course of business. NASCAR pays rent to us for office space in our corporate office complex in Daytona Beach, Florida, and we pay rent to NASCAR for office space in Charlotte, North Carolina and New York, New York.  These rents are based upon estimated fair market lease rates for comparable facilities. NASCAR also reimburses us for 50% of the compensation paid to personnel working in our legal and risk management departments, as well as 50% of the compensation expense associated with receptionists.  Our payments to NASCAR for MRN Radio’s broadcast rights to NASCAR Craftsman Truck races represents an agreed-upon percentage of our advertising revenues attributable to such race broadcasts. NASCAR’s reimbursement for use of our telephone system, mailroom and janitorial, catering, transportation, graphic arts, photo and publishing services, and our reimbursement of NASCAR for use of corporate aircraft, is based on actual usage or an allocation of total actual usage. The aggregate amount paid by us to NASCAR for shared expenses, net of the amounts received from NASCAR for shared expenses, totaled approximately $356,000 during fiscal 1999. The aggregate amount received from NASCAR by us for shared expenses, net of amounts paid by us for shared expenses, totaled approximately $281,000 and $239,000 during fiscal 2000 and 2001, respectively.  We strive to ensure, and management believes that, the terms of our transactions with NASCAR are no less favorable to us than could be obtained in arms’-length negotiations.

J. Hyatt Brown, one of our directors, serves as President and Chief Executive Officer of Brown & Brown, Inc. (“Brown”).  Brown has received commissions for serving as our insurance broker for several of our insurance policies, including our property and casualty policy, certain employee benefit programs and the split-dollar arrangements established for the benefit of William C. France, James C. France and their respective spouses. The aggregate commissions received by Brown in connection with our policies were approximately $185,000, $435,000, and $549,000 during fiscal 1999, 2000 and 2001, respectively.

Walter P. Czarnecki, one of our directors, owns Raceway Services, which purchases tickets to events at many of our facilities.  The price paid by Raceway Services for the tickets it purchases are established on the same basis as the price paid by other purchasers of tickets to the same events without regard to Mr. Czarnecki’s status as a director.  The amounts paid for tickets by Raceway Services were approximately $141,000 and $95,000 in fiscal 2000 and 2001, respectively.

All of the above transactions, payments and exchanges are considered normal in the ordinary course of business. Transactions, payments and exchanges similar to all of the above are planned during our current fiscal year.

On May 5, 1999, Motorsports Alliance and the former owners of Route 66 Raceway, LLC formed Raceway Associates, which is owned 75% by Motorsports Alliance and 25% by the former owners of Route 66 Raceway, LLC.  As a result of this transaction, Raceway Associates now owns Route 66 Raceway, LLC and the Route 66 Raceway motorsports complex, as well as Chicagoland Speedway.  Edward H. Rensi, one of our directors, was one of the former owners of Route 66 Raceway, LLC.  Mr. Rensi owned approximately 5.13% of Route 66 Raceway, LLC and as a result of the transaction now owns approximately 1.28% of Raceway Associates.

Pursuant to the merger agreement for the acquisition of Penske Motorsports we were obligated to place three individuals designated by Penske Performance, Inc. on our board of directors and to include such designees as nominees recommended by our Board of Directors at future elections of directors by shareholders.  If the holdings of Penske Performance fall to less than 7%, but not less than 5%, of the aggregate shares of our outstanding class A and class B common stock, we would be obligated to include as nominees for our Board of Directors only two individuals designated by Penske Performance.  If the holdings of Penske Performance fall to less than 5%, but not less than 2%, of the aggregate shares of our outstanding class A and class B common stock, we would be obligated to include as a nominee for our Board of Directors only one individual designated by Penske Performance.  If the holdings of Penske Performance fall to less than 2% of the aggregate shares of our outstanding class A and class B common stock, we would no longer be obligated to include any individuals designated by Penske Performance as nominees for our Board of Directors.  Messrs. Roger S. Penske, Gregory W. Penske and Walter P. Czarnecki are currently the designees of Penske Performance, Inc. serving on our Board of Directors.  Penske Performance is wholly-owned by Penske Corporation, which beneficially owns more than 5% of our outstanding stock.  Messrs. Penske, Penske and Czarnecki are also officers and directors of Penske Performance and other Penske Corporation affiliates.  Roger S. Penske beneficially owns a majority of the voting stock of and controls Penske Corporation and its affiliates.

During fiscal 1999 subsequent to the acquisition, Penske Corporation provided us with certain executive and legal services at a cost of approximately $313,000.  During fiscal  2000 and 2001,  Penske Corporation provided us with certain executive and legal services at a cost of approximately $662,000  paid in cash and $496,000, paid in both cash and stock respectively.  Also, we rented Penske Corporation and its affiliates certain facilities for a driving school, sold admissions to our events, hospitality suite occupancy and related services, merchandise, apparel and racing tires and accessories to Penske Corporation, its affiliates and other related companies.  In fiscal 1999 subsequent to the Penske Motorsports acquisition, Penske Corporation, its affiliates and other related companies paid approximately $759,000 for the aforementioned goods and services.  In fiscal 2000 and 2001, Penske Corporation, its affiliates and other related companies paid approximately $3.6 million and $2.6 million, respectively, for the aforementioned goods and services.  We have outstanding receivables and payables/accrued expenses related to Penske Corporation and its affiliates of approximately $295,000 and $186,000, respectively, at November 30, 2000 and $389,000 and $30,000 respectively, at November 30, 2001.

We sold our ownership in our Competition Tire subsidiaries to Competition Tire, LLC on November 15, 2000.  The ownership of Competition Tire, LLC includes Competition Tire East, Inc. (an unrelated entity), Penske Performance Holdings Corp. (a wholly-owned subsidiary of Penske Corporation) and certain former members of management of our Competition Tire subsidiaries.

PART IV

ITEM 14.                EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES,

                                AND REPORTS ON FORM 8‑K

 (a)    Documents filed as a part of this report

1.     Consolidated Financial Statements listed below:

Consolidated Balance Sheets
      ‑ November 30, 2000 and 2001

Consolidated Statements of Income
      ‑ Years ended November 30, 1999, 2000, and 2001

Consolidated Statements of Shareholders' Equity
      ‑ Years ended November 30, 1999, 2000, and 2001

Consolidated Statements of Cash Flows
      ‑ Years ended November 30, 1999, 2000, and 2001

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

3.3           - Conformed Copy of Amended and Restated By-Laws of the Company.  (3)(ii)***

4.1           - Indenture, dated October 6, 1999, between the Company, certain subsidiaries, and First Union National Bank, as Trustee. (2)****

4.1.1        - First Supplemental Indenture, dated as of May 26, 2000, between the Company, certain subsidiaries, and First Union National Bank, as Trustee – filed herewith.

4.1.2        - Second Supplemental Indenture, dated as of July 26, 2000, between the Company, certain subsidiaries, and First Union National Bank, as Trustee – filed herewith.

4.1.3        - Third Supplemental Indenture, dated as of August 25, 2000, between the Company, certain subsidiaries, and First Union National Bank, as Trustee – filed herewith.

4.1.4        - Fourth Supplemental Indenture, dated as of December 8, 2000, between the Company, certain subsidiaries, and First Union National Bank, as Trustee – filed herewith.

4.1.5        - Fifth Supplemental Indenture, dated as of December 27, 2001, between the Company, certain subsidiaries, and First Union National Bank, as Trustee – filed herewith.

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

23.1         - Consent of Ernst &Young LLP – filed herewith

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

(b)  Reports on Form 8‑K

We filed a report on Form 8-K dated September 28, 2001 which reported under Item 5, the issuance of a press release on September 28, 2001 announcing the pending acquisition of the remaining 10% interest we did not already own in Homestead-Miami Speedway, LLC from Leisure Racing Services.  The report on Form 8-K also stated the acquisition was completed on October 1, 2001.

We filed a report on Form 8-K dated October 9, 2001 which reported under Item 5, the issuance of a press release on October 9, 2001 announcing the financial results for the third quarter and nine months ended August 31, 2001.

The Company filed a report on Form 8-K dated January 17, 2002 which reported under Item 5, the issuance of a press release on January 17, 2002 which announced the financial results for the three-months and full year ended November 30, 2001 and provided guidance on the financial impact of the adoption of SFAS 141 and 142.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William C. France William C. France	Chairman of the Board, and Chief Executive Officer (Principal Executive Officer)	January 24, 2002
/s/ James C. France James C. France	Director	January 24, 2002
/s/ Lesa D. Kennedy Lesa D. Kennedy	Director	January 24, 2002
/s/ H. Lee Combs H. Lee Combs	Director	January 24, 2002
/s/ Susan G. Schandel Susan G. Schandel	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	January 24, 2002
/s/ Daniel W. Houser Daniel W. Houser	Controller (Principal Accounting Officer)	January 24, 2002
/s/ Brian Z. France Brian Z. France	Director	January 24, 2002

SIGNATURES
(Continued)

/s/ Roger S. Penske Roger S. Penske	Director	January 24, 2002
/s/ Gregory W. Penske Gregory W. Penske	Director	January 24, 2002
/s/ Walter P. Czarnecki Walter P. Czarnecki	Director	January 24, 2002
/s/ J. Hyatt Brown J. Hyatt Brown	Director	January 24, 2002
/s/ John R. Cooper John R. Cooper	Director	January 24, 2002
/s/ Robert R. Dyson Robert R. Dyson	Director	January 24, 2002
/s/ Christy F. Harris Christy F. Harris	Director	January 24, 2002
/s/ Raymond K. Mason, Jr. Raymond K. Mason, Jr.	Director	January 24, 2002
/s/ Edward H. Rensi Edward H. Rensi	Director	January 24, 2002
/s/ Lloyd E. Reuss Lloyd E. Reuss	Director	January 24, 2002
/s/ Chapman J. Root Chapman J. Root	Director	January 24, 2002
/s/ Thomas W. Staed Thomas W. Staed	Director	January 24, 2002