Form 10-Q
period 2002-02-28
INTERNATIONAL SPEEDWAY CORP
filed 2002-04-15
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2002

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

Class A Common Stock – 24,656,673 shares as of March 31, 2002.

Class B Common Stock – 28,489,648 shares as of March 31, 2002.

PART I.           FINANCIAL INFORMATION
ITEM 1.            FINANCIAL STATEMENTS

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Balance Sheets
	November 30,	February 28,
	2001	2002
		(Unaudited)
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$71,004	$92,221
Short-term investments	200	200
Receivables, less allowance of $1,500	25,142	65,990
Inventories	4,583	6,431
Prepaid expenses and other current assets	6,466	11,342

Total Current Assets	107,395	176,184

Property and Equipment, net of accumulated depreciation of $152,688
and $161,484, respectively	855,819	855,906
Other Assets:
Equity investments	32,667	30,913
Goodwill	676,150	92,542
Other	30,115	29,264

	738,932	152,719

Total Assets	$1,702,146	$1,184,809

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,918	$14,809
Deferred income	100,932	149,809
Current portion of long-term debt	9,225	10,675
Income taxes payable	-	6,474
Other current liabilities	10,791	17,067

Total Current Liabilities	135,866	198,834

Long-Term Debt	402,477	372,955
Deferred Income Taxes	115,711	52,369
Long-Term Deferred Income	11,709	12,745
Other Long-Term Liabilities	961	877
Commitments and Contingencies	-	-
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized;
24,500,608 and 24,644,481 issued and outstanding at November 30,
2001 and February 28, 2002, respectively	245	246
Class B Common Stock, $.01 par value, 40,000,000 shares authorized;
28,663,224 and 28,501,840 issued and outstanding at November 30,
2001 and February 28, 2002, respectively	287	285
Additional paid-in capital	691,670	691,672
Retained earnings (deficit)	346,844	(141,957)
Accumulated other comprehensive loss	(961)	(877)

	1,038,085	549,369
Less: unearned compensation-restricted stock	2,663	2,340

Total Shareholders’ Equity	1,035,422	547,029

Total Liabilities and Shareholders’ Equity	$1,702,146	$1,184,809

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Statements of Income

	Three Months Ended
	February 28,	February 28,
	2001	2002
	(Unaudited)

	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$49,905	$48,848
Motorsports related income	54,416	60,218
Food, beverage and merchandise income	15,194	15,566
Other income	1,174	1,127

	120,689	125,759

EXPENSES:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	19,309	21,289
Motorsports related expenses	16,659	17,731
Food, beverage and merchandise expenses	7,852	8,416
General and administrative expenses	19,508	19,228
Depreciation and amortization	12,964	9,913

	76,292	76,577

Operating income	44,397	49,182
Interest income	1,220	284
Interest expense	(6,257)	(6,405)
Equity in net loss from equity investments	(635)	(1,754)
Minority interest	297	-

Income before income taxes and cumulative effect of accounting change	39,022	41,307
Income taxes	16,272	15,944

Income before cumulative effect of accounting change	22,750	25,363
Cumulative effect of accounting change	-	(513,827)

Net income (loss)	$22,750	$(488,464)

Basic and diluted earnings per share before cumulative
effect of accounting change	$0.43	$0.48
Cumulative effect of accounting change	-	(9.69)

Basic and diluted net income (loss) per share	$0.43	$(9.21)

Dividends per share	$0.00	$0.00

Basic weighted average shares outstanding	52,984,474	53,024,478

Diluted weighted average shares outstanding	53,063,530	53,024,478

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation- Restricted Stock	Total Shareholders’ Equity

	(In Thousands)

Balance at November 30, 2001	$245	$287	$691,670	$346,844	$(961)	$(2,663)	$1,035,422
Activity 12/1/01 – 2/28/02 – unaudited:
Comprehensive income
Net loss	-	-	-	(488,464)	-	-	(488,464)
Interest rate swap	-	-	-	-	84	-	84

Total comprehensive loss							(488,380)
Reacquisition of previously issued
common stock	-	(1)	(354)	(337)	-	-	(692)
Conversion of Class B Common Stock
to Class A Common Stock	1	(1)	-	-	-	-	-
Income tax benefit related to restricted
stock plan	-	-	356	-	-	-	356
Amortization of unearned compensation	-	-	-	-	-	323	323

Balance at February 28, 2002 - unaudited	$246	$285	$691,672	$(141,957)	$(877)	$(2,340)	$547,029

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	February 28,	February 28,
	2001	2002
	(Unaudited)

	(In Thousands)
OPERATING ACTIVITIES
Net income (loss)	$22,750	$(488,464)
Adjustments to reconcile net income to net cash provided by
operating activities:
Cumulative effect of accounting change	-	513,827
Depreciation and amortization	12,964	9,913
Amortization of unearned compensation	293	323
Amortization of financing costs	351	432
Deferred income taxes	5,808	6,887
Undistributed loss from equity investments	635	1,754
Minority interest	(297)	-
Other, net	207	(24)
Changes in operating assets and liabilities:
Receivables, net	(34,770)	(40,848)
Inventories, prepaid expenses and other current assets	(841)	(6,148)
Accounts payable and other current liabilities	8,819	6,275
Deferred income	32,153	49,771
Income taxes payable	6,108	6,474

Net cash provided by operating activities	54,180	60,172

INVESTING ACTIVITIES
Capital expenditures	(30,452)	(10,673)
Decrease in restricted investments	5,659	1,263
Equity investments	(517)	-
Advances to affiliate	(1,500)	-
Other, net	602	197

Net cash used in investing activities	(26,208)	(9,213)

FINANCING ACTIVITIES
Net payments under credit facilities	(20,000)	(20,000)
Payment of long-term debt	(5,000)	(9,050)
Reacquisition of previously issued common stock	(717)	(692)

Net cash used in financing activities	(25,717)	(29,742)

Net increase in cash and cash equivalents	2,255	21,217
Cash and cash equivalents at beginning of period	50,592	71,004

Cash and cash equivalents at end of period	$52,847	$92,221

See accompanying notes.

International Speedway Corporation
Notes to Condensed Consolidated Financial Statements
November 30, 2001 and February 28, 2002
(Unaudited)

1.              Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and generally accepted accounting principles but do not include all of the information and disclosures required for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest annual report on Form 10-K for International Speedway Corporation and its wholly-owned subsidiaries (the "Company"). In management's opinion, the statements include all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to conform to the financial presentation at February 28, 2002.

Earnings per share - Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, "Earnings Per Share". The difference between basic weighted average shares and diluted weighted average shares is related to shares issued under the Company's long-term incentive stock plans, using the treasury stock method as prescribed by the standard.

Because of the seasonal concentration of racing events, the results of operations for the three-month periods ended February 28, 2001 and 2002 are not indicative of the results to be expected for the year.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”.  Consistent with prior guidance SFAS No. 144 continues to require a three-step approach for recognizing and measuring the impairment of assets to be held and used.  Assets to be sold must be stated at the lower of the asset’s carrying amount or fair value and depreciation is no longer recognized.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The adoption of SFAS No. 144 is not expected to have a material impact on the Company’s financial position or results of operations.

2.              Accounting Change

The Company elected to early adopt SFAS No. 142, “Goodwill and Other Intangible Assets” in the first quarter of 2002.  Accordingly, the Company will not record amortization expense of approximately $18.4 million in fiscal 2002 based on the level of goodwill as of November 30, 2001.  In addition, based on an independent appraisal firm’s valuation of the reporting unit level fair value using discounted cash flows, which reflect changes in certain assumptions since the date of the acquisitions, and the identification of qualifying intangibles, the Company recorded a non-cash after tax charge of $513.8 million as a cumulative effect of accounting change for the write-off of goodwill in the first quarter of 2002.

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

A reconciliation of net income (loss) and earnings per share, adjusted to exclude amortization expense, net of tax, for the period prior to adoption and the cumulative effect of accounting change recognized in the current period, is as follows (in thousands):

	Three Months Ended
	February 28, 2001	February 28, 2002

Net income (loss)	$ 22,750	$ (488,464)
Amortization, net of tax	3,970	-
Cumulative effect of accounting change	-	513,827

Adjusted net income	$ 26,720	$ 25,363

Basic and diluted:
Net income (loss) per share	$ 0.43	$ (9.21)
Amortization, net of tax	0.07	-
Cumulative effect of accounting change	-	9.69

Adjusted net income per share	$ 0.50	$ 0.48

3.              Long-Term Debt

Long-term debt consists of the following (in thousands):

	November 30, 2001	February 28, 2002

Senior Notes, net of discount of $199 and $181	$ 224,801	$ 225,760
Credit facilities	90,000	70,000
TIF bond debt service funding commitment, net of
discount of $1,484 and $1,465	68,851	68,870
Term debt	23,500	19,000
Notes payable	4,550	-

	411,702	383,630
Less: current portion	9,225	10,675

	$ 402,477	$ 372,955

The Company’s $225 million principal amount of unsecured senior notes (“Senior Notes”) bear interest at 7.875% and rank equally with all of the Company’s other senior unsecured and unsubordinated indebtedness. The Senior Notes require semi-annual interest payments through maturity on October 15, 2004. The Senior Notes may be redeemed in whole or in part, at the option of the Company, at any time or from time to time at a redemption price as defined in the indenture. The Company’s subsidiaries are guarantors of the Senior Notes (See Note 7). The Senior Notes also contain various restrictive covenants.  In December 2001, the Company entered into an interest rate swap agreement to manage interest rate risk exposure on $100 million of the $225 million principal amount of Senior Notes.  Under this agreement, the Company receives fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount.  The interest rate swap effectively modifies the Company’s exposure to interest risk by converting $100 million of the 7.875% fixed-rate Senior Notes to a floating rate based on six-month LIBOR in arrears plus a spread.  The agreement is deemed to be a perfectly effective fair value hedge and therefore qualifies for the “shortcut” method of accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  As a result, no ineffectiveness is expected to be recognized in the Company’s earnings associated with the interest rate swap agreement.

The Company's $250 million revolving credit facility ("Credit Facility") matures on March 31, 2004, and accrues interest at LIBOR plus 50 -100 basis points, based on certain financial criteria.  At February 28, 2002, the Company had borrowings of $50 million under the Credit Facility.  The Credit Facility contains various restrictive covenants.

The Company’s Miami subsidiary has a $20 million credit facility (“Miami Credit Facility”) and a $19 million term loan (“Term Loan”). The Miami Credit Facility and Term Loan are guaranteed by the Company and have the same interest terms and restrictive covenants as the Company’s Credit Facility. The Miami Credit Facility will be automatically reduced to $15 million on December 31, 2002 and will mature on December 31, 2004.  At February 28, 2002, the Company had borrowings of $20.0 million under the Miami Credit Facility.  The Term Loan is payable in annual installments which range from $5.5 million to $7.0 million. The Company has an interest rate swap agreement that effectively fixes the floating rate on the outstanding balance under the Term Loan at 5.6% plus 50 –100 basis points, based on certain financial criteria, for the remainder of the loan period.

In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas ("Unified Government"), issued approximately $71.3 million in taxable special obligation revenue ("TIF") bonds in connection with the financing of construction of Kansas Speedway. The TIF bonds are comprised of a $21.6 million, 6.15% term bond due December 1, 2017 and a $49.7 million, 6.75% term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly-owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation. The bond financing documents contain various restrictive covenants.   The Company has agreed to guarantee KSC’s Funding Commitment until certain financial conditions have been met.

Total interest incurred by the Company was approximately $6.3 million and $6.4 million for the three months ended February 28, 2001 and 2002, respectively.  Total interest capitalized for the three months ended February 28, 2001 and 2002, was approximately $3.1 million and $123,000, respectively.

Financing costs of approximately $8.8 million, net of accumulated amortization, have been deferred and are included in other assets at February 28, 2002.  These costs are being amortized on an effective yield method over the life of the related financing.

4.             Related Party Disclosures and Transactions

All of the racing events that take place during the Company's fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association ("AHRMA"), the American Motorcyclist Association ("AMA"), the Automobile Racing Club of America ("ARCA"), Championship Auto Racing Teams ("CART"), the Championship Cup Series ("CCS"), the Federation Internationale de l'Automobile ("FIA"), the Federation Internationale Motocycliste ("FIM"), the Grand American Road Racing Association ("Grand Am"), Historic Sportscar Racing ("HSR"), the International Race of Champions ("IROC"), the Indy Racing League ("IRL"), the National Association for Stock Car Auto Racing, Inc. ("NASCAR"), the Professional Monster Truck (“ProMT”), the Sports Car Club of America ("SCCA"), the Sportscar Vintage Racing Association ("SVRA"), the United States Auto Club ("USAC"), and the World Karting Association ("WKA"). NASCAR, which sanctions some of the Company's principal racing events, is a member of the France Family Group which controls in excess of 60% of the combined voting power of the outstanding stock of the Company and some members of which serve as directors and officers. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors, which is exclusive of NASCAR sanction fees, totaled approximately $17.3 million and $19.0 million for the three-month periods ended February 28, 2001 and 2002, respectively.

5.              Legal Proceedings

On February 26, 2002 the Company received service of an amended complaint filed in the United States District Court for the Eastern District of Texas on February 21, 2002 styled Francis Ferko, as Shareholder of Speedway Motorsports, Inc. vs. National Association of Stock Car Racing, Inc., International Speedway Corporation, and Speedway Motorsports, Inc.  The overall gist of the suit is that Texas Motor Speedway should have a second Winston Cup date annually and that NASCAR should be required by the court to grant Texas Motor Speedway a second Winston Cup date annually.  The portion of this suit that is brought against the Company alleges that it conspired with NASCAR and members of the France Family to “refuse to offer a new Winston Cup race date to any non-ISC owned track whenever ISC has desired to host an additional Winston Cup race.”  The suit seeks damages claimed to have resulted to Speedway Motorsports from the alleged conspiracy as well as treble damages under the anti-trust laws.  The Company believes the suit to be without merit and intends to vigorously pursue the defense of the matter.

6.              Segment Reporting

The following table provides segment reporting of the Company for the three-month periods ended February 28, 2001 and 2002 (in thousands):

Three Months Ended
	February 28, 2001	February 28, 2002

Net revenues:
Motorsports events	$ 113,943	$ 118,677
All other	9,190	9,782

Total	$ 123,133	$ 128,459

Operating income:
Motorsports events	$ 42,205	$ 46,319
All other	2,192	2,863

Total	$ 44,397	$ 49,182

As Of
	November 30, 2001	February 28, 2002

Total Assets:
Motorsports events	$ 1,593,074	$ 1,085,514
All other	109,072	99,295

Total	$ 1,702,146	$ 1,184,809

Intersegment revenues were approximately $2.4 million and $2.7 million for the three months ended February 28, 2001and 2002, respectively.

7.             Condensed Consolidating Financial Statements

The following tables present the required condensed consolidating financial information for the Company and its subsidiary guarantors and non-guarantors.  In October 2001, certain non-guarantor subsidiaries became guarantor subsidiaries of the Company.  As a result, the results of operations and cash flows of the Company in relation to its wholly-owned guarantor and non-guarantor subsidiaries are not comparable on a period-to-period basis.

Included are condensed consolidating balance sheets as of November 30, 2001 and February 28, 2002, the condensed consolidating statements of income for the three-month periods ended February 28, 2001 and 2002 and the condensed consolidating statements of cash flows for the three-month periods ended February 28, 2001 and 2002 of: (a) the Parent; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate Parent with guarantor and non-guarantor subsidiaries; and (e) the Company on a consolidated basis (in thousands).

	Condensed Consolidating Balance Sheet As Of November 30, 2001

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Current assets	$ 22,404	$ 112,367	$ (27,376)	$ 107,395
Property and equipment, net	129,688	726,131	-	855,819
Advances to and investments in subsidiaries	1,495,643	370,038	(1,865,681)	-
Equity investments	-	32,667	-	32,667
Goodwill, net	-	676,150	-	676,150
Other assets	12,420	17,695	-	30,115

Total Assets	$ 1,660,155	$ 1,935,048	$ (1,893,057)	$ 1,702,146

Current liabilities	$ 5,600	$ 147,867	$ (17,601)	$ 135,866
Long-term debt	693,752	93,857	(385,132)	402,477
Deferred income taxes	36,770	78,941	-	115,711
Other liabilities	-	12,670	-	12,670
Total shareholders' equity	924,033	1,601,713	(1,490,324)	1,035,422

Total Liabilities and Shareholders’ Equity	$ 1,660,155	$ 1,935,048	$ (1,893,057)	$ 1,702,146

	Condensed Consolidating Balance Sheet As Of February 28, 2002

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Current assets	$ 18,999	$ 207,290	$ (50,105)	$ 176,184
Property and equipment, net	129,694	726,212	-	855,906
Advances to and investments in subsidiaries	1,511,557	387,505	(1,899,062)	-
Equity investments	-	30,913	-	30,913
Goodwill, net	-	92,542	-	92,542
Other assets	13,415	15,849	-	29,264

Total Assets	$ 1,673,665	$ 1,460,311	$ (1,949,167)	$ 1,184,809

Current liabilities	$ 16,737	$ 225,150	$ (43,053)	$ 198,834
Long-term debt	665,286	84,410	(376,741)	372,955
Deferred income taxes	42,687	9,682	-	52,369
Other liabilities	-	13,622	-	13,622
Total shareholders' equity	948,955	1,127,447	(1,529,373)	547,029

Total Liabilities and Shareholders’ Equity	$ 1,673,665	$ 1,460,311	$ (1,949,167)	$ 1,184,809

Condensed Consolidating Statement Of Income For The Three Months Ended February 28, 2001

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 436	$ 149,235	$ 967	$ (29,949)	$ 120,689
Total expenses	5,652	97,012	3,577	(29,949)	76,292
Operating (loss) income	(5,216)	52,223	(2,610)	-	44,397
Interest and other (expense) income, net	(14)	7,056	(1,368)	(11,049)	(5,375)
Net (loss) income	(20,467)	58,615	(4,349)	(11,049)	22,750

Condensed Consolidating Statement Of Income For The Three Months Ended February 28, 2002

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 488	$ 156,738	$ -	$ (31,467)	$ 125,759
Total expenses	5,793	102,251	-	(31,467)	76,577
Operating (loss) income	(5,305)	54,487	-	-	49,182
Interest and other income (expense), net	39,313	(116)	-	(47,072)	(7,875)
Income before cumulative effect of
accounting change	24,936	47,499	-	(47,072)	25,363
Net income (loss)	24,936	(466,328)	-	(47,072)	(488,464)

Condensed Consolidating Statement Of Cash Flows For The Three Months Ended February 28, 2001

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$ 8,979	$ 72,876	$ 2,093	$ (29,768)	$ 54,180
Net cash provided by (used in) investing activities	15,205	(70,618)	(563)	29,768	(26,208)
Net cash (used in) provided by financing activities	(25,717)	(1,000)	1,000	-	(25,717)

Condensed Consolidating Statement Of Cash Flows For The Three Months Ended February 28, 2002

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$ 41,713	$ 68,254	$ -	$ (49,795)	$ 60,172
Net cash used in investing activities	(26,233)	(32,775)	-	49,795	(9,213)
Net cash used in financing activities	(20,692)	(9,050)	-	-	(29,742)

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

"Admissions" revenue includes ticket sales for all of our racing events and activities at DAYTONA USA.

"Motorsports related income" primarily includes television, radio and ancillary rights fees, promotion and sponsorship fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating), advertising revenues, royalties from licenses of our trademarks and track rentals.  Commencing in 2001, NASCAR contracted directly with certain network providers for television rights to the entire NASCAR Winston Cup and Busch Grand National Series schedules.  NASCAR’s current broadcast contracts with NBC Sports and Turner Sports extend through 2006 and through 2008 with FOX and its FX cable network.  Event promoters share in the television rights fees in accordance with the provision of the sanction agreements for each NASCAR Winston Cup and Busch Grand National Series event.  Currently, the radio rights to the NASCAR events at our facilities are negotiated by us, and we retain 100% of the revenues.  Our revenues from corporate sponsorships are paid in accordance with negotiated contracts, with the identities of sponsors and the terms of sponsorship changing from time to time.

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

Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction events at our facilities, particularly with NASCAR, whose sanctioned events at our wholly-owned facilities accounted for approximately 82% of our revenues in fiscal 2001.  Further, our future operating results could be adversely impacted by the postponement and/or cancellation of a major motorsports event due to a number of factors, including inclement weather specific to our events or a general postponement and/or cancellation of all major sporting events in this country as occurred following the September 11, 2001 terrorist attacks.

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

The following table sets forth, for each of the indicated periods, certain selected income statement data as a percentage of total revenues:

	Three Months Ended
	February 28,
	2001	2002
	(Unaudited)

Revenues:
Admissions, net	41.4%	38.8%
Motorsports related income	45.1	47.9
Food, beverage and merchandise income	12.6	12.4
Other income	0.9	0.9

Total revenues	100.0	100.0
Expenses:
Direct expenses:
Prize and point fund monies and NASCAR
sanction fees	16.0	16.9
Motorsports related expenses	13.8	14.1
Food, beverage and merchandise expenses	6.5	6.7
General and administrative expenses	16.2	15.3
Depreciation and amortization	10.7	7.9

Total expenses	63.2	60.9

Operating income	36.8	39.1
Interest income	1.0	0.2
Interest expense	(5.2)	(5.1)
Equity in net loss from equity investments	(0.5)	(1.4)
Minority interest	0.2	-

Income before income taxes and cumulative effect
of accounting change	32.3	32.8
Income taxes	13.4	12.6

Income before cumulative effect of accounting change	18.9	20.2
Cumulative effect of accounting change	-	(408.6)

Net income (loss)	18.9%	(388.4)%

Future Trends in Operating Results

An important component of our operating strategy has been our long-standing practice of focusing closely on supply and demand regarding additional capacity at our facilities.  We continually evaluate the demand for our most popular racing events in order to ensure that additional capacity provides an acceptable rate of return on invested capital.  Through prudent expansion, we have historically been able to keep demand at a higher level than supply, which stimulates ticket renewals and advance sales.  This results in earlier cash flow and reduces the potential negative impact of actual and forecasted inclement weather on ticket sales.  While we will join with sponsors and offer promotions to generate additional ticket sales, we avoid rewarding last-minute ticket buyers by discounting tickets.  We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth than to recognize short-term incremental revenue.  Based on the current state of the economy and our desire to keep demand at a higher level than supply, we do not anticipate adding to our grandstand seating capacity during 2002 and have instituted only modest increases in the weighted average ticket prices for our 2002 events.  We will continue to annually evaluate expansion opportunities, as well as the pricing of our tickets and other products.  Over the long term, we plan to continue to expand capacity at our speedways.

Fiscal 2001 was our first year under NASCAR’s multi-year consolidated television broadcast rights agreements with NBC Sports, Turner Sports, FOX and its FX cable network.  These agreements cover the domestic broadcast of NASCAR’s entire Winston Cup and Busch Grand National racing seasons from 2001 through 2006.  As a result, our television broadcast and ancillary rights revenues increased approximately 84% in fiscal 2001 as compared to fiscal 2000.  We expect media rights revenues, as well as variable costs related to the percentage of broadcast rights fees required to be paid to competitors as part of NASCAR Winston Cup and Busch Grand National sanction agreements, to continue to increase based on NASCAR’s announcement that the annual increase in the domestic television rights fees will range between 15% and 21% from 2001 through 2006, with an average increase of 17%.  The increase for fiscal 2002 is approximately 15%.

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

Seasonality and Quarterly Results

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

In the third quarter of fiscal 2001, we completed the development of and commenced racing operations at the wholly owned Kansas Speedway and the Chicagoland Speedway, in which we have a 37.5% interest.  Both facilities hosted inaugural schedules featuring major NASCAR, Indy Racing League and Automobile Racing Club of America events.  Due to the fact that both facilities opened in mid-2001, they were only depreciated for half of the year in fiscal 2001, while they will be depreciated for a full year in fiscal 2002.  In addition, certain operating and general expenses that were only incurred for a partial year in fiscal 2001 will be incurred by these facilities for a full year in fiscal 2002.  Further, while we capitalized approximately $6.3 million in interest for the Kansas and Chicagoland projects through their completion in mid-2001, we do not anticipate that a significant amount of our interest expense will be capitalized in fiscal 2002.  While we expect that the fiscal 2002 results for Kansas Speedway and Chicagoland Speedway will improve over the fiscal 2001 results on a pro forma basis, we expect the actual results reported will decline, impacting both expenses from Kansas Speedway and our pro rata share of the income from our investment in Raceway Associates, which owns and operates Chicagoland Speedway.

We elected to early adopt Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” in the first quarter of 2002.  Accordingly, we will not record amortization expense of approximately $18.4 million, on a pre-tax basis, in fiscal 2002 based on the level of goodwill as of November 30, 2001.  The majority of our goodwill associated with our acquisition of Penske Motorsports, Inc. in fiscal 1999 was not deductible for tax purposes and, as a result of the discontinuance of the related amortization, our effective tax rate has decreased to 38.6% in fiscal 2002.

Based on an independent appraisal firm’s valuation of the reporting unit level fair value using discounted cash flows, which reflect changes in certain assumptions since the date of the acquisitions, and the identification of qualifying intangibles, upon adoption of SFAS No. 142 we recorded a non-cash after tax charge of $513.8 million as a cumulative effect of accounting change for the write-off of goodwill in the first quarter of 2002.The write-off of goodwill results from the use of discounted cash flows in assessment of fair value for each reporting unit as required by SFAS No. 142 and the fact that certain acquired intangible assets were not reclassified and accounted for apart from goodwill upon transition to SFAS No. 142.  In addition, FASB Staff Announcement Topic No. D-100 states that the transition provisions do not allow entities to “carve-out” from goodwill any intangible assets not identified and measured at fair value in the initial rendering of a business combination and subsequently accounted for separately from goodwill.  At the date of the acquisitions, we recognized our relationships with multiple sanctioning bodies, including NASCAR, Championship Auto Racing Teams and Indy Racing League evidenced by the sanction agreement assets, and goodwill as a single asset labeled “Goodwill”.  We amortized the combined assets over their estimated useful lives of 40 years.  According to SFAS No. 142, the goodwill impairment loss is measured as the excess of the carrying amount of goodwill (which included the carrying amount of the acquired intangible assets) over the implied fair value of goodwill (which excludes the fair value of the acquired intangible assets).  Thus, the measured goodwill impairment loss was substantially larger than it would have been had the acquired intangible assets been initially recognized apart from goodwill.

As a result of the above items our fiscal 2002 and fiscal 2001 results of operations are not comparable on a period-to-period basis.  In addition, because of the seasonal concentration of racing events, the results of operations for the three-month periods ended February 28, 2001 and 2002 are not indicative of the results to be expected for the year.

Comparison of the Results for the Three Months Ended February 28, 2002 to the Results for the Three Months Ended February 28, 2001.

Admissions revenue decreased to $48.8 million from $49.9 million, or 2.1%, for the three months ended February 28, 2002, as compared to the three months ended February 28, 2001, respectively.  The decrease was attributable to attendance at certain support events preceeding the sold-out Daytona 500 conducted at Daytona International Speedway (“Daytona”) and, to a lesser extent, attendance at events conducted at North Carolina Speedway (“North Carolina”).  The decreases in attendance were partially offset by increases in the weighted average price of tickets sold for the events conducted at Daytona and North Carolina.

Motorsports related income increased approximately $5.8 million, or 10.7%, for the three months ended February 28, 2002, as compared to the three months ended February 28, 2001.  Over three-quarters of the increase is attributable to increased television broadcast rights fees for NASCAR Winston Cup and NASCAR Busch Grand National events conducted at Daytona and North Carolina.  The remaining increase is primarily attributable to increased promotional and sponsorship revenue for events conducted at Daytona and North Carolina.  These increases were partially offset by decreases in hospitality for events conducted at Daytona.

Food, beverage and merchandise income increased approximately $372,000, or 2.4%, for the three months ended February 28, 2002, as compared to the three months ended February 28, 2001.  This increase was primarily attributable to increased food, beverage and merchandise sales at the Speedweeks events conducted at Daytona.  These increases were partially offset by a decrease in catering operations due to lower hospitality sales.

Prize and point fund monies and NASCAR sanction fees increased approximately $2.0 million, or 10.3%, for the three months ended February 28, 2002, as compared to the three months ended February 28, 2001.  Over three-quarters of this increase was due to increased prize and point fund monies paid by NASCAR to participants in events conducted at Daytona and North Carolina.  These increases were primarily attributable to the increased television broadcast rights fees for the NASCAR Winston Cup and NASCAR Busch Grand National events conducted during the quarter, as standard NASCAR sanctioning agreements require that a specified percentage of broadcast rights fees be paid to competitors.

Motorsports related expenses increased approximately $1.1 million, or 6.4%, for the three months ended February 28, 2002, as compared to the three months ended February 28, 2001.  The increase was primarily attributable to direct operating costs, including increased security measures, attributable to the Speedweeks events conducted at Daytona.  Motorsports related expenses as a percentage of combined admissions and motorsports related income remained relatively constant for the three months ended February 28, 2002, as compared to the three months ended February 28, 2001.

Food, beverage and merchandise expense increased approximately $564,000, or 7.2%, for the three months ended February 28, 2002, as compared to the three months ended February 28, 2001.  The increase is primarily attributable to the establishment of a mid-western hub of operations to support services to our Michigan, Phoenix, California, Kansas and Chicago facilities subsequent to the first quarter in fiscal 2001.  To a lesser extent, product and other costs associated with increased sales during the Speedweeks events conducted at Daytona contributed to the increase.  Food, beverage and merchandise expenses as a percentage of food, beverage and merchandise income increased to approximately 54.1% for the three months ended February 28, 2002, as compared to 51.7% for the same period in the prior year.  This increase is primarily attributable to incremental operating expenses resulting from the aforementioned expansion of our food, beverage and merchandising operations in the mid-west.

General and administrative expenses decreased approximately $280,000, or 1.4%, for the three months ended February 28, 2002, as compared to the three months ended February 28, 2001.  This decrease is primarily attributable to certain costs incurred during the prior period for which there were no comparable costs in the current period, including an increase in the allowance for doubtful accounts.  This decrease more than offset increases in costs associated with our ongoing business in the current period.  General and administrative expenses as a percentage of total revenues decreased to 15.3% for the three months ended February 28, 2002, as compared to 16.2% for the same periods in the prior year.  This decrease is primarily a result of our revenue growth combined with controlling growth in general and administrative expenses.

Depreciation and amortization expense decreased approximately $3.1 million, or 23.5%, for the three months ended February 28, 2002, as compared to the three months ended February 28, 2001.  This decrease is attributable to our adoption of SFAS No. 142 on December 1, 2001, and the related discontinuance of goodwill amortization.  During the three months ended February 28, 2001 we recorded goodwill amortization of approximately $4.6 million before tax, or $0.07 per diluted share after tax.  This decrease is partially offset by depreciation related to Kansas Speedway in the first quarter of fiscal 2002, as depreciation on Kansas Speedway did not begin until it commenced operations in the third quarter of fiscal 2001.

Interest income decreased by approximately $936,000, or 76.7%, for the three months ended February 28, 2002, as compared to the three months ended February 28, 2001.  This decrease is primarily due to lower interest rates and lower invested balances in the current year.

Interest expense increased by approximately $148,000, or 2.4%, for the three months ended February 28, 2002, as compared to the three months ended February 28, 2001.  This increase is attributable to interest capitalized in the prior year on the Kansas and Chicagoland speedway developments.  Significantly offsetting this increase was a decrease in the interest expense attributable to lower interest rates and a lower average balance on our credit facilities in the current year.

Equity in net loss from equity investments represents our pro rata share of the current losses from our 37.5% equity investment in Raceway Associates, LLC (“Raceway Associates”).  Raceway Associates owns and operates Chicagoland Speedway.  The increased loss is attributable to certain operating, interest and depreciation expenses during the current period as Chicagoland Speedway did not commence operations until the third quarter of fiscal 2001.

The decrease in our effective income tax rate for the three months ended February 28, 2002, as compared to the three months ended February 28, 2001, is primarily due to the adoption of SFAS 142 effective December 1, 2001 which requires that we no longer amortize goodwill into earnings.  The majority of our goodwill associated with the Penkse Motorsports, Inc. acquisition in fiscal 1999 was not deductible for tax purposes and therefore created a higher effective tax rate in prior periods.

As a result of the foregoing, our income before cumulative effect of accounting change increased approximately $2.6 million for the three months ended February 28, 2002, as compared to the three months ended February 28, 2001.

The cumulative effect of accounting change consists of the non-cash after-tax charge associated with our write-off of goodwill upon our adoption of SFAS No. 142 on December 1, 2001.

Liquidity and Capital Resources

General

We have historically generated sufficient cash flow from operations to fund our working capital needs and capital expenditures at existing facilities, as well as to pay an annual cash dividend. In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance of unsecured senior notes (“Senior Notes”), borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects. At February 28, 2002 we had $225 million principal amount of Senior Notes outstanding, total borrowings of approximately $89.0 million under our credit facilities and term loan arrangements, and a debt service funding commitment of approximately $68.9 million, net of discount, related to the taxable special obligation revenue (“TIF”) bonds issued by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”). We had working capital deficits of approximately $22.7 million and $28.5 million at February 28, 2002 and November 30, 2001, respectively.

Cash Flows

Net cash provided by operating activities was approximately $60.2 million for the three months ended February 28, 2002, compared to approximately $54.2 million for the three months ended February 28, 2001.  The difference between our net loss of approximately $488.5 million and the $60.2 million of operating cash flow was primarily attributable to:

·         the cumulative effect of accounting change of $513.8 million;

·         an increase in deferred income of $49.8 million;

·         depreciation and amortization of $9.9 million;

·         deferred income taxes of $6.9 million;

·         an increase in income taxes payable of $6.5 million;

·         an increase in accounts payable of $6.3 million; and

·         an undistributed loss from equity investments of $1.8 million,

These differences are partially offset by increases in receivables of $40.8 million and inventories, prepaid expenses and other current assets of $6.1 million.

Net cash used in investing activities was approximately $9.2 million for the three months ended February 28, 2002, compared to approximately $26.2 million for the three months ended February 28, 2001. Our use of cash for investing activities reflects $10.7 million in capital expenditures partially offset by a $1.3 million decrease in restricted investments related to the development of Kansas Speedway.

Net cash used in financing activities was approximately $29.7 million for the three months ended February 28, 2002, compared to approximately $25.7 million for the three months ended February 28, 2001. Our use of cash for financing activities reflects net payments under credit facilities of $20.0 million, $9.1 million in payments of long-term debt and $692,000 used to reacquire previously issued common stock.

Capital Expenditures

Capital expenditures totaled approximately $10.7 million for the three months ended February 28, 2002, compared to $30.5 million for the three months ended February 28, 2001. Capital expenditures during the three months ended February 28, 2002 related to purchases of land for expansion of parking capacity and other uses, expansion of DAYTONA USA and a variety of additional improvements.

We expect to make capital expenditures totaling approximately $49.6 million for approved projects at our facilities which are expected to be completed within the next 24 months.  These projects include acquisition of land for expansion of parking capacity and other uses and a variety of additional improvements.  We review the capital expenditure program periodically and modify it as required to meet current business needs.

Future Liquidity

Our $250 million senior revolving credit facility ("Credit Facility") matures on March 31, 2004, and accrues interest at LIBOR plus 50 -100 basis points, based on certain financial criteria. At February 28, 2002, we had borrowings of $50 million under the Credit Facility.

Our Miami subsidiary has a $20 million credit facility (“Miami Credit Facility”) and a $19 million term loan (“Term Loan”). The Miami Credit Facility and Term Loan are guaranteed by us and have the same interest terms and restrictive covenants as our Credit Facility. The Miami Credit Facility will be automatically reduced to $15 million on December 31, 2002 and will mature on December 31, 2004. At February 28, 2002, we had borrowings of $20 million under the Miami Credit Facility. The Term Loan is payable in annual installments which range from $5.5 million to $7.0 million.  We have an interest rate swap agreement that effectively fixes the floating rate on the outstanding balance under the Term Loan at 5.60% plus 50-100 basis points, based on certain consolidated financial criteria, for the remainder of the loan period.

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

In January 1999, the Unified Government issued approximately $71.3 million in TIF bonds in connection with the financing of construction of Kansas Speedway.  The TIF bonds are comprised of a $21.6 million, 6.15% term bond due December 1, 2017 and a $49.7 million, 6.75% term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government, with payments made in lieu of property taxes (“Funding Commitment”) by our wholly-owned subsidiary, Kansas Speedway Corporation.  Principal (mandatory redemption) payments per the Funding Commitment are payable by Kansas Speedway Corporation on October 1 of each year.  The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year.  Kansas Speedway Corporation granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.  We have agreed to guarantee Kansas Speedway Corporation’s Funding Commitment until certain financial conditions have been met.

We are a member of Motorsports Alliance, LLC (“Motorsports Alliance”) (owned 50% by the Company and 50% by Indianapolis Motor Speedway Corp.) which owns 75% of Raceway Associates.  Raceway Associates owns Route 66 Raceway and also owns 930 adjacent acres on which it developed Chicagoland Speedway.  The financing of the Chicagoland Speedway development includes equity contributions of approximately $50 million from Motorsports Alliance and approximately $50 million in borrowings by Raceway Associates. The members of Motorsports Alliance agreed to guarantee up to $50 million in borrowings by Raceway Associates on a pro rata basis until such time as the operations of Raceway Associates meet certain financial criteria. Through February 28, 2002, we had contributed approximately $35.2 million to Motorsports Alliance, including $25 million which has fulfilled our portion of Motorsports Alliance's $50 million equity commitment, and the $6.9 million in approved advances.  At February 28, 2002, Raceway Associates has borrowed approximately $49.9 million for the Chicagoland Speedway construction under its construction and term loan arrangement discussed above, which is currently guaranteed by the members of the Motorsports Alliance.

During fiscal 1999, we announced our intention to search for a site for a major motorsports facility in the New York metropolitan area. In January 2000, we announced that, through a wholly-owned subsidiary, we had entered into an exclusive agreement with the New Jersey Sports and Exposition Authority to conduct a feasibility study on the development of a motorsports facility at the Meadowlands Sports Complex in New Jersey.  The original agreement for the feasibility study was extended and now will expire in October 2002.  The Meadowlands Sports Complex, located five miles west of the Lincoln Tunnel, is the site of Giants Stadium, Continental Airlines Arena and Meadowlands Racetrack and is the home of professional sports franchises, horse racing, college athletics, concerts and family shows. We have not yet determined the feasibility of the Meadowlands (or any other) site, formulated an estimate of the costs to construct a major motorsports facility in the New York metropolitan area, or established a timetable for completion, or even commencement, of such a project.

Our cash flow from operations consists primarily of ticket, catering and concession sales and contracted revenues arising from television broadcast rights and marketing partnerships. While we expect our strong operating cash flow to continue in the future, our financial success depends significantly on a number of factors relating to consumer and corporate spending, including economic conditions affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates.  These factors can impact both attendance at our events and advertising and marketing dollars available from the motorsports industry’s principal sponsors.  In addition, consumer and corporate spending could be adversely affected by economic, security and other lifestyle conditions, resulting in lower than expected future operating cash flows.  General economic conditions were significantly and negatively impacted by the September 11, 2001, terrorist attacks and could be similarly affected by any future attacks or fear of such attacks or acts of war.  While a weakened economic and business climate, as well as consumer uncertainty created by such a climate, could adversely affect our financial success, we believe that cash flows from operations, along with existing cash and available borrowings under our credit facilities, will be sufficient to fund:

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

Many of these factors are beyond our ability to control or predict.  We caution you not to put undue reliance on forward-looking statements or to project any future results based on such statements or on present or prior earnings levels.  Some of the factors that could cause the actual results to differ materially are set forth below. Additional information concerning these, or other factors which could cause the actual results to differ materially from those in the forward-looking statements is contained from time to time in our other SEC filings.  Copies of those filings are available from us and/or the SEC.

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

If an event scheduled for one of our facilities is postponed because of weather or other reasons such as, for example, the general postponement of all major sporting events in this country following the September 11, 2001, terrorism attacks, we could incur increased expenses associated with conducting the rescheduled event, as well as possible decreased revenues from tickets, food, drinks and merchandise at the rescheduled event.  If such an event is cancelled, we would incur the expenses associated with preparing to conduct the event as well as losing the revenues, including live broadcast revenues, associated with the event, to the extent such losses were not covered by insurance.

If a cancelled event is part of the NASCAR Winston Cup Series or NASCAR Busch Grand National Series, we could experience a reduction in the amount of money received from television revenues for all of our NASCAR-sanctioned events in the series that experienced the cancellation.  This would occur if, as a result of the cancellation, and without regard to whether the cancelled event was scheduled for one of our facilities, NASCAR experienced a reduction in television revenues greater than the amount scheduled to be paid to the promoter of the cancelled event.

Our financial results depend significantly on consumer and corporate spending.

Our financial success depends significantly upon a number of factors relating to discretionary consumer and corporate spending, including economic conditions affecting disposable consumer income and corporate budgets such as:

·         employment;

·         business conditions;

·         interest rates; and

·         taxation rates.

These factors can impact both attendance at our events and advertising and marketing dollars available from the motorsports industry’s principal sponsors.  There can be no assurance that consumer and corporate spending will not be affected adversely by economic and other lifestyle conditions, thereby impacting our growth, revenue and profitability.  General economic conditions were significantly and negatively impacted by the September 11, 2001, terrorist attacks and could be similarly affected by any future attacks.  A weakened economic and business climate, as well as consumer uncertainty created by such a climate, could adversely affect our financial success.

Certain of our senior executives may have potential conflicts of interest.

William C. France, our Chairman of the Board and Chief Executive Officer, and James C. France, our President, Chief Operating Officer and one of our directors, control NASCAR.  Lesa D. Kennedy, our Executive Vice President and one of our directors, is also a Vice President of NASCAR. Each of them, as well as our general counsel, spends part of his or her time on NASCAR’s business.  Each of these individuals spends substantial time on our business and all of our other executive officers are available to us on a substantially full-time basis.  Because of these relationships, certain potential conflicts of interest between us and NASCAR exist with respect to, among other things:

·         the terms of any sanctioning agreements that may be awarded to us by NASCAR;

·         the amount of time the employees mentioned above and certain other of our employees devote to NASCAR’s affairs; and

·         the amounts charged or paid to NASCAR for office rental, transportation costs, shared executives, administrative expenses and similar items.

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

We are controlled by the France family.

The France family members, together, beneficially own approximately 39.9% of our capital stock and approximately 63.3% of the combined voting power of both classes of our common stock.  Accordingly, if members of the France family vote their shares of common stock in the same manner, they can (without the approval of our other shareholders) elect our entire Board of Directors and determine the outcome of various matters submitted to shareholders for approval, including fundamental corporate transactions.  If holders of class B common stock other than the France family elect to convert their beneficially owned shares of class B common stock into shares of class A common stock and members of the France family do not convert their shares, the relative voting power of the France family will increase.  Voting control by the France family may discourage certain types of transactions involving an actual or potential change in control of us, including transactions in which the holders of class A common stock might receive a premium for their shares over prevailing market prices.

We have a material amount of goodwill which, if it becomes further impaired and we are required to write it down to comply with accounting standards, would adversely affect our financial results.

On December 1, 2001, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  Under SFAS 142, goodwill and other intangible assets with indefinite useful lives are no longer amortized to earnings but are reviewed at least annually for impairment at the reporting unit level.  Goodwill is the amount by which the costs of an acquisition accounted for using the purchase method exceeds the fair market value of the net assets acquired and is shown as an asset on our balance sheet.  We recorded a non-cash after-tax charge of approximately $513.8 million as a cumulative effect of accounting change in the first quarter of fiscal 2002.  Even after this charge, approximately $92.5 million, or 7.8%, of our total assets as of February 28, 2002, is still represented as goodwill.  If in the future the application of the annual test for impairment of goodwill results in a reduction in the carrying value of the goodwill, we will be required to take the amount of the reduction in goodwill as a non-cash charge against operating income, which would also reduce shareholders’ equity.

Our indebtedness could adversely affect our financial condition.

We have a significant amount of indebtedness.  As of and for the three months ended February 28, 2002:

·         our total debt outstanding was approximately $383.6 million;

·         our interest expense was approximately $6.4 million; and

·         our total shareholders’ equity was approximately $547 million.

As of March 31, 2002, we had approximately $220 million of current availability for borrowings under our senior revolving credit facility.  This credit facility contains various restrictive covenants.  While we believe cash flow from our operations will be sufficient to fund payments required to service our outstanding debt, there can be no assurance that we will always be able to meet such debt service obligations.  Should we pursue further development and/or acquisition opportunities, the timing, size and success, as well as associated potential capital commitments of which are unknown at this time, we may need to raise additional capital through debt and/or equity financings.  There can be no assurance that adequate debt and equity financing will be available on satisfactory terms.  Any such failure to service our debt or inability to obtain further financing could have a negative effect on our business and operations.

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

Our ability to acquire or develop motorsports facilities depends on a number of factors, including but not limited to:

·         our ability to obtain additional sanctioning agreements to promote NASCAR Winston Cup, NASCAR Busch Series, or other major events at any new facilities;

·         the cooperation of local government officials;

·         our capital resources;

·         our ability to control construction and operating costs; and

·         our ability to hire and retain qualified personnel.

Developing new motorsports facilities is expensive.

Expenses associated with developing, constructing and opening a new facility may negatively affect our financial condition and results of operations in one or more future reporting periods.  The cost of any new facility transaction will depend on a number of factors, including but not limited to:

·         the facility’s location;

·         the extent of our ownership interest in the facility; and

·         the degree of any municipal or other public support.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK.

During the three months ended February 28, 2002 there have been no material changes in our market risk exposures.

PART II - OTHER INFORMATION

Item 1.             Legal Proceedings

From time to time we are a party to routine litigation incidental to our business.  We do not believe that the resolution of any or all of such litigation is likely to have a material adverse effect on our financial condition or results of operations.

On February 26, 2002 we received service of an amended complaint filed in the United States District Court for the Eastern District of Texas on February 21, 2002 styled Francis Ferko, as Shareholder of Speedway Motorsports, Inc. vs. National Association of Stock Car Racing, Inc., International Speedway Corporation, and Speedway Motorsports, Inc.  The overall gist of the suit is that Texas Motor Speedway should have a second Winston Cup date annually and that NASCAR should be required by the court to grant Texas Motor Speedway a second Winston Cup date annually.  The portion of this suit that is brought against us alleges that we conspired with NASCAR and members of the France Family to “refuse to offer a new Winston Cup race date to any non-ISC owned track whenever ISC has desired to host an additional Winston Cup race.”  The suit seeks damages claimed to have resulted to Speedway Motorsports from the alleged conspiracy as well as treble damages under the anti-trust laws.  We believe the suit to be without merit and intend to vigorously pursue the defense of the matter.

Item 4.             Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders on April 9, 2002 the shareholders present unanimously approved the re-election of Messrs. John R. Cooper, Brian Z. France, James C. France, Raymond K. Mason, Jr., Roger S. Penske, and Lloyd E. Reuss as directors to serve for a three year term and hold office until the annual meeting of shareholders to be held in 2005.  The number of votes cast in favor of this uncontested election, for which we did not solicit proxies, was 21,558,376.  No votes abstained or were cast against this uncontested election.

The directors whose term of office continued after the meeting are J. Hyatt Brown, H. Lee Combs, Walter P. Czarnecki, Robert R. Dyson, William C. France, Christy F. Harris, Lesa D. Kennedy, Gregory W. Penske, Edward H. Rensi, Chapman J. Root, II, and Thomas W. Staed.

Item 6.                        Exhibits and Reports on Form 8-K

(a)           Exhibits:

Exhibit Number	Description of Exhibit
3.1

Articles of Amendment of the Restated and Amended Articles of Incorporation of the Company, as filed with the Florida Department of State on July 26, 1999 (incorporated by reference from exhibit 3.1 of the Company’s Report on Form 8-K dated July 26, 1999)

3.2

Conformed copy of Amended and Restated Articles of Incorporation of the Company, as amended as of July 26, 1999 (incorporated by reference from exhibit 3.1 of the Company’s Report on Form 8-K dated July 26, 1999)

3.3	Conformed copy of Amended and Restated By-Laws of the Company (incorporated by reference from exhibit (3)(ii) of the Company’s Report on Form 10-K for the year November 30, 1998)

                (b)            Reports on Form 8-K

On January 17, 2002, we filed a report on Form 8-K which reported under Item 5. the issuance of a press release which reported earnings for the three-months and full year ended November 30, 2001.

On April 4, 2002, we filed a report on  Form 8-K which reported under Item 5. the issuance of a press release which reported earnings for the three-months and first quarter ended February 28, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)
Date:	04/15/2002	/s/ Susan G. Schandel
Susan G. Schandel, Vice President & Chief Financial Officer