Form 10-Q
period 2002-05-31
INTERNATIONAL SPEEDWAY CORP
filed 2002-07-11
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2002

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

Class A Common Stock – 25,152,870 shares as of June 30, 2002.

Class B Common Stock – 28,033,807 shares as of June 30, 2002.

PART I.           FINANCIAL INFORMATION
ITEM 1.            FINANCIAL STATEMENTS

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Balance Sheets
	November 30,	May 31,
	2001	2002
		(Unaudited)
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$71,004	$84,577
Short-term investments	200	200
Receivables, less allowance of $1,500	25,142	37,060
Inventories	4,583	6,351
Prepaid expenses and other current assets	6,466	9,556

Total Current Assets	107,395	137,744

Property and Equipment, net of accumulated depreciation of $152,688
and $171,717, respectively	855,819	857,890
Other Assets:
Equity investments	32,667	25,967
Goodwill	676,150	92,542
Other	30,115	29,025

	738,932	147,534

Total Assets	$1,702,146	$1,143,168

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,918	$9,971
Deferred income	100,932	156,745
Current portion of long-term debt	9,225	10,675
Income taxes payable	-	5,812
Other current liabilities	10,791	11,345

Total Current Liabilities	135,866	194,548

Long-Term Debt	402,477	322,990
Deferred Income Taxes	115,711	56,593
Long-Term Deferred Income	11,709	13,171
Other Long-Term Liabilities	961	788
Commitments and Contingencies	-	-
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized;
24,500,608 and 25,142,270 issued and outstanding at November 30,
2001 and May 31, 2002, respectively	245	251
Class B Common Stock, $.01 par value, 40,000,000 shares authorized;
28,663,224 and 28,044,407 issued and outstanding at November 30,
2001 and May 31, 2002, respectively	287	281
Additional paid-in capital	691,670	693,463
Retained earnings (deficit)	346,844	(134,179)
Accumulated other comprehensive loss	(961)	(788)

	1,038,085	559,028
Less: unearned compensation-restricted stock	2,663	3,950

Total Shareholders’ Equity	1,035,422	555,078

Total Liabilities and Shareholders’ Equity	$1,702,146	$1,143,168

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Statements of Income

	Three Months Ended
	May 31,	May 31,
	2001	2002
	(Unaudited)

	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$44,739	$45,220
Motorsports related income	52,262	55,287
Food, beverage and merchandise income	13,804	14,696
Other income	1,191	1,544

	111,996	116,747

EXPENSES:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	20,165	21,589
Motorsports related expenses	24,791	26,816
Food, beverage and merchandise expenses	7,539	7,901
General and administrative expenses	19,326	19,445
Depreciation and amortization	12,664	10,316

	84,485	86,067

Operating income	27,511	30,680
Interest income	989	340
Interest expense	(5,332)	(6,091)
Equity in net loss from equity investments	(643)	(1,524)
Minority interest	288	-

Income before income taxes	22,813	23,405
Income taxes	9,513	9,035

Net income	$13,300	$14,370

Basic earnings per share	$0.25	$0.27

Diluted earnings per share	$0.25	$0.27

Dividends per share	$0.06	$0.06

Basic weighted average shares outstanding	52,998,389	53,039,100

Diluted weighted average shares outstanding	53,070,816	53,098,524

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Statements of Operations

	Six Months Ended
	May 31,	May 31,
	2001	2002
	(Unaudited)

	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$94,644	$94,068
Motorsports related income	106,678	115,505
Food, beverage and merchandise income	28,998	30,262
Other income	2,365	2,671

	232,685	242,506

EXPENSES:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	39,474	42,878
Motorsports related expenses	41,450	44,547
Food, beverage and merchandise expenses	15,391	16,317
General and administrative expenses	38,834	38,673
Depreciation and amortization	25,628	20,229

	160,777	162,644

Operating income	71,908	79,862
Interest income	2,209	624
Interest expense	(11,589)	(12,496)
Equity in net loss from equity investments	(1,278)	(3,278)
Minority interest	585	-

Income before income taxes and cumulative effect of accounting change	61,835	64,712
Income taxes	25,785	24,979

Income before cumulative effect of accounting change	36,050	39,733
Cumulative effect of accounting change – company operations	-	(513,827)
Cumulative effect of accounting change – equity investment	-	(3,422)

Net income (loss)	$36,050	$(477,516)

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Statements of Operations (continued)

	Six Months Ended
	May 31,	May 31,
	2001	2002
	(Unaudited)

	(In Thousands, Except Per Share Amounts)

Basic earnings per share before cumulative effect of accounting change	$0.68	$0.75
Cumulative effect of accounting change	-	(9.75)

Basic net income (loss) per share	$0.68	$(9.00)

Diluted earnings per share before cumulative effect of accounting change	$0.68	$0.75
Cumulative effect of accounting change	-	(9.74)

Diluted net income (loss) per share	$0.68	$(8.99)

Dividends per share	$0.06	$0.06

Basic weighted average shares outstanding	52,991,508	53,031,869

Diluted weighted average shares outstanding	53,067,250	53,096,923

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation- Restricted Stock	Total Shareholders’ Equity

	(In Thousands)

Balance at November 30, 2001	$245	$287	$691,670	$346,844	$(961)	$(2,663)	$1,035,422
Activity 12/1/01 – 5/31/02 – unaudited:
Comprehensive (loss) income
Net loss	-	-	-	(477,516)	-	-	(477,516)
Interest rate swap	-	-	-	-	173	-	173

Total comprehensive loss							(477,343)
Cash dividends declared ($.06 per share)	-	-	-	(3,191)	-	-	(3,191)
Restricted stock grant	-	-	1,977	-	-	(1,977)	-
Reacquisition of previously issued
common stock	-	-	(515)	(316)	-	-	(831)
Conversion of Class B Common Stock
to Class A Common Stock	6	(6)	-	-	-	-	-
Income tax benefit related to restricted
stock plan	-	-	331	-	-	-	331
Amortization of unearned compensation	-	-	-	-	-	690	690

Balance at May 31, 2002 - unaudited	$251	$281	$693,463	$(134,179)	$(788)	$(3,950)	$555,078

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	May 31,	May 31,
	2001	2002
	(Unaudited)

	(In Thousands)
OPERATING ACTIVITIES
Net income (loss)	$36,050	$(477,516)
Adjustments to reconcile net income to net cash provided by
operating activities:
Cumulative effect of accounting change	-	517,249
Depreciation and amortization	25,628	20,229
Amortization of unearned compensation	684	690
Amortization of financing costs	702	863
Deferred income taxes	12,056	11,111
Undistributed loss from equity investments	1,278	3,278
Minority interest	(585)	-
Other, net	231	(30)
Changes in operating assets and liabilities:
Receivables, net	(5,041)	(11,918)
Inventories, prepaid expenses and other current assets	(10,601)	(4,361)
Accounts payable and other current liabilities	(5,885)	(7,476)
Deferred income	38,632	57,133
Income taxes payable	-	5,812

Net cash provided by operating activities	93,149	115,064

INVESTING ACTIVITIES
Capital expenditures	(59,672)	(22,966)
Proceeds from restricted investments	21,031	1,263
Equity investments	(1,042)	-
Advances to affiliate	(1,500)	-
Other, net	345	93

Net cash used in investing activities	(40,838)	(21,610)

FINANCING ACTIVITIES
Payments under credit facilities	(51,000)	(70,000)
Proceeds under credit facilities	5,000	-
Payment of long-term debt	(5,000)	(9,050)
Reacquisition of previously issued common stock	(857)	(831)

Net cash used in financing activities	(51,857)	(79,881)

Net increase in cash and cash equivalents	454	13,573
Cash and cash equivalents at beginning of period	50,592	71,004

Cash and cash equivalents at end of period	$51,046	$84,577

See accompanying notes.

International Speedway Corporation
Notes to Condensed Consolidated Financial Statements
November 30, 2001 and May 31, 2002
(Unaudited)

1.              Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and generally accepted accounting principles but do not include all of the information and disclosures required for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest annual report on Form 10-K for International Speedway Corporation and its wholly-owned subsidiaries (the "Company"). In management's opinion, the statements include all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to conform to the financial presentation at May 31, 2002.

Because of the seasonal concentration of racing events, the results of operations for the three- and six-month periods ended May 31, 2001 and 2002 are not indicative of the results to be expected for the year.

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

2.              Accounting Change

The Company elected to early adopt SFAS No. 142, “Goodwill and Other Intangible Assets” in the first quarter of 2002.  Accordingly, the Company will not record amortization expense of approximately $18.4 million in fiscal 2002 based on the level of goodwill as of November 30, 2001.  In addition, based on an independent appraisal firm’s valuation of the reporting unit level fair value using discounted cash flows, which reflect changes in certain assumptions since the date of the acquisitions, and the identification of qualifying intangibles, the Company recorded a non-cash after tax charge of $513.8 million as a cumulative effect of accounting change for the write-off of goodwill in the first quarter of 2002.  The Company evaluated its long-lived assets, including goodwill, at November 30, 2001 using estimated undiscounted cash flows in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and this analysis did not result in an impairment.

The write-off of goodwill results from the use of discounted cash flows in assessment of fair value for each reporting unit as required by SFAS No. 142 and the fact that certain acquired intangible assets were not reclassified and accounted for apart from goodwill upon transition to SFAS No. 142.  In addition, FASB Staff Announcement Topic No. D-100 states that the transition provisions do not allow entities to “carve-out” from goodwill any intangible assets not identified and measured at fair value in the initial rendering of a business combination and subsequently accounted for separately from goodwill.  At the date of the acquisitions, the Company recognized its relationships with multiple sanctioning bodies, including NASCAR, CART and IRL evidenced by the sanction agreement assets, and goodwill as a single asset labeled “Goodwill”.  The Company amortized the combined assets over their estimated useful lives of 40 years.  According to SFAS No. 142, the goodwill impairment loss is measured as the excess of the carrying amount of goodwill (which included the carrying amount of the acquired intangible assets) over the implied fair value of goodwill (which excludes the fair value of the acquired intangible assets).  Thus, the measured goodwill impairment loss was substantially larger than it would have been had the acquired intangible assets been initially recognized apart from goodwill.  If the Company were to acquire additional motorsports facilities in the future, any sanction agreement assets existing at the date of the acquisition would be recorded as an intangible asset separate from goodwill.

Raceway Associates, LLC (“Raceway Associates”), which owns and operates Chicagoland Speedway and Route 66 Raceway and in which the Company holds a 37.5% indirect equity interest, also elected to early adopt SFAS No. 142.  As a result, starting in fiscal 2002 Raceway Associates will not record amortization expense related to goodwill.  In 2002 the Company’s proportionate share of their goodwill amortization would have totaled approximately $92,000 based on Raceway Associates’ goodwill recorded at November 30, 2001.  During the second quarter of fiscal 2002 Raceway Associates completed the valuation of its Route 66 Raceway reporting unit using discounted cash flows, which reflect changes in certain assumptions since the date of Raceway Associates’ formation, that indicated impairment of the goodwill associated with Route 66 Raceway.  The Company’s proportionate share of Raceway Associates’ cumulative effect of accounting change related to the write-off of goodwill totaled approximately $3.4 million.  In accordance with SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements” the Company has recognized this impairment in the first quarter of 2002.

A reconciliation of net income (loss) and earnings per share, adjusted to exclude amortization expense, net of tax, for the period prior to adoption and the cumulative effect of accounting change recognized in the current period, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2001	May 31, 2002	May 31, 2001	May 31, 2002

Net income (loss)	$ 13,300	$ 14,370	$ 36,050	$ (477,516)
Amortization, net of tax	3,993	-	7,986	-
Cumulative effect of
accounting change	-	-	-	517,249

Adjusted net income	$ 17,293	$ 14,370	$ 44,036	$ 39,733

Basic:
Net income (loss) per share	$ 0.25	$ 0.27	$ 0.68	$ (9.00)
Amortization net of tax	0.08	-	0.15	-
Cumulative effect of
accounting change	-	-	-	9.75

Adjusted income per share	$ 0.33	$ 0.27	$ 0.83	$ 0.75

Diluted:
Net income (loss) per share	$ 0.25	$ 0.27	$ 0.68	$ (8.99)
Amortization net of tax	0.08	-	0.15	-
Cumulative effect of
accounting change	-	-	-	9.74

Adjusted income per share	$ 0.33	$ 0.27	$ 0.83	$ 0.75

3.              Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share amounts):

	Three Months Ended		Six Months Ended
	May 31, 2001	May 31, 2002	May 31, 2001	May 31, 2002

Numerator:
Income before cumulative effect
of accounting change	$ 13,300	$ 14,370	$ 36,050	$ 39,733
Cumulative effect of accounting
change	-	-	-	(517,249)

Net income (loss)	$ 13,300	$ 14,370	$ 36,050	$ (477,516)

Denominator:
Basic:
Weighted average shares
outstanding	52,998,389	53,039,100	52,991,508	53,031,869

Diluted:
Weighted average shares
outstanding	52,998,389	53,039,100	52,991,508	53,031,869
Common stock options	-	3,232	-	2,669
Contingently issuable shares	72,427	56,192	75,742	62,385

Diluted weighted average
shares outstanding	53,070,816	53,098,524	53,067,250	53,096,923

During the periods presented shares that could potentially dilute future earnings per share were not included in the computation of diluted earnings per share as to do so would have been anti-dilutive.  These shares totaled approximately 17,219 and 14,125 during the three- and six-month periods ended May 31, 2001, respectively, and approximately 29,104 and 25,650 for the three- and six-month periods ended May 31, 2002, respectively.

4.              Long-Term Debt

Long-term debt consists of the following (in thousands):

	November 30, 2001	May 31, 2002

Senior Notes, net of discount of $199 and $164	$ 224,801	$ 225,775
Credit facilities	90,000	20,000
TIF bond debt service funding commitment, net of
discount of $1,484 and $1,445	68,851	68,890
Term debt	23,500	19,000
Notes payable	4,550	-

	411,702	333,665
Less: current portion	9,225	10,675

	$ 402,477	$ 322,990

The Company’s $225 million principal amount of unsecured senior notes (“Senior Notes”) bear interest at 7.875% and rank equally with all of the Company’s other senior unsecured and unsubordinated indebtedness. The Senior Notes require semi-annual interest payments through maturity on October 15, 2004. The Senior Notes may be redeemed in whole or in part, at the option of the Company, at any time or from time to time at a redemption price as defined in the indenture. The Company’s subsidiaries are guarantors of the Senior Notes (See Note 9). The Senior Notes also contain various restrictive covenants.  In December 2001, the Company entered into an interest rate swap agreement to manage interest rate risk exposure on $100 million of the $225 million principal amount of Senior Notes.  Under this agreement, the Company receives fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount.  The interest rate swap effectively modifies the Company’s exposure to interest risk by converting $100 million of the 7.875% fixed-rate Senior Notes to a floating rate based on six-month LIBOR in arrears plus a spread.  The agreement is deemed to be a perfectly effective fair value hedge and therefore qualifies for the “shortcut” method of accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  As a result, no ineffectiveness is expected to be recognized in the Company’s earnings associated with the interest rate swap agreement.

The Company's $250 million revolving credit facility ("Credit Facility") matures on March 31, 2004, and accrues interest at LIBOR plus 50 -100 basis points, based on certain financial criteria.  At May 31, 2002, the Company did not have any borrowings outstanding under the Credit Facility.  The Credit Facility contains various restrictive covenants.

The Company’s Miami subsidiary has a $20 million credit facility (“Miami Credit Facility”) and a $19 million term loan (“Term Loan”). The Miami Credit Facility and Term Loan are guaranteed by the Company and have the same interest terms and restrictive covenants as the Company’s Credit Facility. The Miami Credit Facility will be automatically reduced to $15 million on December 31, 2002 and will mature on December 31, 2004.  At May 31, 2002, the Company’s Miami subsidiary had borrowings of $20.0 million under the Miami Credit Facility.  The Term Loan is payable in annual installments which range from $5.5 million to $7.0 million. The Company’s Miami subsidiary has an interest rate swap agreement that effectively fixes the floating rate on the outstanding balance under the Term Loan at 5.6% plus 50 –100 basis points, based on certain financial criteria, for the remainder of the loan period.

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

Total interest incurred by the Company was approximately $5.3 million and $6.1 million for the three months ended May 31, 2001 and 2002, respectively, and $11.6 million and $12.5 million for the six months ended May 31, 2001 and 2002, respectively.  Total interest capitalized for the three months ended May 31, 2001 and 2002, was approximately $3.4 million and $67,000, respectively, and $6.5 million and $190,000 for the six months ended May 31, 2001 and 2002, respectively.

Financing costs of approximately $8.4 million, net of accumulated amortization, have been deferred and are included in other assets at May 31, 2002.  These costs are being amortized on an effective yield method over the life of the related financing.

5.             Related Party Disclosures and Transactions

All of the racing events that take place during the Company's fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association ("AHRMA"), the American Motorcyclist Association ("AMA"), the Automobile Racing Club of America ("ARCA"), Championship Auto Racing Teams ("CART"), the Championship Cup Series ("CCS"), the Federation Internationale de l'Automobile ("FIA"), the Federation Internationale Motocycliste ("FIM"), the Grand American Road Racing Association ("Grand Am"), Historic Sportscar Racing ("HSR"), the International Race of Champions ("IROC"), the Indy Racing League ("IRL"), the National Association for Stock Car Auto Racing, Inc. ("NASCAR"), the Professional Monster Truck (“ProMT”), the Sports Car Club of America ("SCCA"), the Sportscar Vintage Racing Association ("SVRA"), the United States Auto Club ("USAC"), and the World Karting Association ("WKA"). NASCAR, which sanctions some of the Company's principal racing events, is a member of the France Family Group which controls in excess of 60% of the combined voting power of the outstanding stock of the Company and some members of which serve as directors and officers. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors, which are exclusive of NASCAR sanction fees, totaled approximately $17.0 million and $34.3 million for the three- and six-month periods ended May 31, 2001, and approximately $18.2 million and $37.2 million for the three- and six-month periods ended May 31, 2002, respectively.

6.              Long-Term Stock Incentive Plan

 On April 1, 2002 and May 1, 2002, a total of 41,020 and 2,380 restricted shares of the Company’s Class A Common Stock, respectively, were awarded to certain officers and managers under the Company’s Long-Term Stock Incentive Plan (the “1996 Plan”).  The market value of the shares awarded on April 1, 2002 and May 1, 2002, amounted to approximately $1.9 million and $102,000, respectively.  These shares of restricted stock awarded under the 1996 Plan vest at the rate of 50% of each award on April 1, 2005 and the remaining 50% on April 1, 2007.

 The market value of the shares at the date of award has been recorded as “Unearned compensation – restricted stock”, which is shown as a separate component of shareholders’ equity in the accompanying condensed consolidated balance sheets.  The unearned compensation is being amortized over the vesting periods of the shares.  In accordance with APB Opinion 25, the Company will recognize a compensation charge over the vesting periods equal to the fair market value of these shares on the date of award.  The expense measured under SFAS No. 123 does not differ from that under APB Opinion 25.

A portion of each non-employee director’s compensation consists of awards of options to acquire shares of the Company’s Class A Common Stock under the 1996 Plan for their services as directors.  The Company granted a total of 12,224 options to purchase the Company’s Class A Common Stock to the non-employee directors at an exercise price of $44.73 per share, in April of 2002.  These options become exercisable one year after the date of grant, and expire on the tenth anniversary of the date of grant.

On May 1, 2002, certain non-officer managers of the Company were granted a total of 13,000 options to purchase the Company’s Class A Common Stock, at an exercise price of $43.19 per share under the 1996 Plan.  These options vest over a two and one-half year period and expire on the tenth anniversary of the date of grant.

7.              Legal Proceedings

On February 26, 2002 the Company received service of an amended complaint filed in the United States District Court for the Eastern District of Texas on February 21, 2002 styled Francis Ferko, as Shareholder of Speedway Motorsports, Inc. vs. National Association of Stock Car Racing, Inc., International Speedway Corporation, and Speedway Motorsports, Inc.  The overall gist of the suit is that Texas Motor Speedway should have a second Winston Cup date annually and that NASCAR should be required by the court to grant Texas Motor Speedway a second Winston Cup date annually.  The portion of this suit that is brought against the Company alleges that it conspired with NASCAR and members of the France Family to “refuse to offer a new Winston Cup race date to any non-ISC owned track whenever ISC has desired to host an additional Winston Cup race.”  The suit seeks unspecified monetary damages from the Company which are claimed to have resulted to Speedway Motorsports from the alleged conspiracy as well as treble damages under the anti-trust laws.  The Company believes the suit to be without merit and intends to vigorously pursue the defense of the matter.

8.              Segment Reporting

The following tables provide segment reporting of the Company for the three- and six-month periods ended May 31, 2001 and 2002 (in thousands):

	Three Months Ended May 31, 2001

	Motorsport Events	All Other	Total

Revenues	$ 104,236	$ 9,605	$ 113,841
Depreciation and amortization	11,397	1,267	12,664
Operating income	25,358	2,153	27,511
Capital expenditures	26,605	2,615	29,220
Total assets	1,605,188	89,851	1,695,039
Equity investments	28,294	-	28,294
	Three Months Ended May 31, 2002

	Motorsport Events	All Other	Total

Net revenues	$ 109,634	$ 9,034	$ 118,668
Depreciation and amortization	9,086	1,230	10,316
Operating income	28,495	2,185	30,680
Capital expenditures	8,385	3,908	12,293
Total Assets	1,033,098	110,070	1,143,168
Equity investments	25,967	-	25,967
	Six Months Ended May 31, 2001

	Motorsport Events	All Other	Total

Net revenues	$ 218,179	$ 18,795	$ 236,974
Depreciation and amortization	23,048	2,580	25,628
Operating income	67,563	4,345	71,908
Capital expenditures	49,561	10,111	59,672
	Six Months Ended May 31, 2002

	Motorsport Events	All Other	Total

Net revenues	$ 228,311	$ 18,816	$ 247,127
Depreciation and amortization	17,835	2,394	20,229
Operating income	74,814	5,048	79,862
Capital expenditures	18,693	4,273	22,966

Intersegment revenues were approximately $1.8 million and $1.9 million for the three months ended May 31, 2001and 2002, respectively and $4.3 million and $4.6 million for the six months ended May 31, 2001 and 2002, respectively.

As a result of the Company’s and its equity investee’s adoption of SFAS No. 142, the motorsports events segment recorded a non-cash after tax charge of $517.2 million as a cumulative effect of accounting change for the write-off of goodwill in the first quarter of 2002.

9.             Condensed Consolidating Financial Statements

All of our subsidiaries have, jointly and severally, fully and unconditionally guaranteed, to each holder of Senior Notes and the trustee under the Indenture for the Senior Notes, the full and prompt performance of our obligations under the indenture and the Senior Notes, including the payment of principal of (or premium, if any, on) and interest on the Senior Notes, on an equal and ratable basis.

The subsidiary guarantees are unsecured obligations of each subsidiary guarantor and rank equally in right of payment with all senior indebtedness of that subsidiary guarantor and senior in right of payment to all subordinated indebtedness of that subsidiary guarantor.  The subsidiary guarantees are effectively subordinated to any secured indebtedness of the subsidiary guarantor with respect to the assets securing the indebtedness.

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

Included are condensed consolidating balance sheets as of November 30, 2001 and May 31, 2002, the condensed consolidating statements of income for the three- and six-month periods ended May 31, 2001 and 2002 and the condensed consolidating statements of cash flows for the six-month periods ended May 31, 2001 and 2002 of: (a) the Parent; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate Parent with guarantor and non-guarantor subsidiaries; and (e) the Company on a consolidated basis (in thousands).

	Condensed Consolidating Balance Sheet As Of November 30, 2001

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Current assets	$ 22,404	$ 112,367	$ (27,376)	$ 107,395
Property and equipment, net	129,688	726,131	-	855,819
Advances to and investments in subsidiaries	1,495,643	370,038	(1,865,681)	-
Equity investments	-	32,667	-	32,667
Goodwill, net	-	676,150	-	676,150
Other assets	12,420	17,695	-	30,115

Total Assets	$ 1,660,155	$ 1,935,048	$ (1,893,057)	$ 1,702,146

Current liabilities	$ 5,600	$ 147,867	$ (17,601)	$ 135,866
Long-term debt	693,752	93,857	(385,132)	402,477
Deferred income taxes	36,770	78,941	-	115,711
Other liabilities	-	12,670	-	12,670
Total shareholders' equity	924,033	1,601,713	(1,490,324)	1,035,422

Total Liabilities and Shareholders’ Equity	$ 1,660,155	$ 1,935,048	$ (1,893,057)	$ 1,702,146

	Condensed Consolidating Balance Sheet As Of May 31, 2002

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Current assets	$ 25,267	$ 134,318	$ (21,841)	$ 137,744
Property and equipment, net	130,739	727,151	-	857,890
Advances to and investments in subsidiaries	1,466,348	416,149	(1,882,497)	-
Equity investments	-	25,967	-	25,967
Goodwill, net	-	92,542	-	92,542
Other assets	14,037	14,988	-	29,025

Total Assets	$ 1,636,391	$ 1,411,115	$ (1,904,338)	$ 1,143,168

Current liabilities	$ 15,144	$ 194,071	$ (14,667)	$ 194,548
Long-term debt	644,137	39,151	(360,298)	322,990
Deferred income taxes	46,733	9,860	-	56,593
Other liabilities	-	13,959	-	13,959
Total shareholders' equity	930,377	1,154,074	(1,529,373)	555,078

Total Liabilities and Shareholders’ Equity	$ 1,636,391	$ 1,411,115	(1,904,338)	$ 1,143,168

Condensed Consolidating Statement Of Income For The Three Months Ended May 31, 2001

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 530	$ 121,304	$ 3,975	$ (13,813)	$ 111,996
Total expenses	5,285	86,174	6,839	(13,813)	84,485
Operating (loss) income	(4,755)	35,130	(2,864)	-	27,511
Interest and other income (expense), net	7,727	6,995	(1,374)	(18,046)	(4,698)
Net (loss) income	(5,984)	41,782	(4,452)	(18,046)	13,300

Condensed Consolidating Statement Of Income For The Three Months Ended May 31, 2002

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 487	$ 130,909	$ -	$ (14,649)	$ 116,747
Total expenses	5,364	95,352	-	(14,649)	86,067
Operating (loss) income	(4,877)	35,557	-	-	30,680
Interest and other (expense) income, net	(5,856)	743	-	(2,162)	(7,275)
Net (loss) income	(15,591)	32,123	-	(2,162)	14,370

Condensed Consolidating Statement Of Income For The Six Months Ended May 31, 2001

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 966	$ 270,539	$ 4,942	$ (43,762)	$ 232,685
Total expenses	10,937	183,186	10,416	(43,762)	160,777
Operating (loss) income	(9,971)	87,353	(5,474)	-	71,908
Interest and other income (expense), net	7,713	14,051	(2,742)	(29,095)	(10,073)
Net (loss) income	(26,451)	100,397	(8,801)	(29,095)	36,050

Condensed Consolidating Statement Of Income For The Six Months Ended May 31, 2002

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 975	$ 287,647	$ -	$ (46,116)	$ 242,506
Total expenses	11,157	197,603	-	(46,116)	162,644
Operating (loss) income	(10,182)	90,044	-	-	79,862
Interest and other income (expense), net	33,457	627	-	(49,234)	(15,150)
Income before cumulative effect of
accounting change	9,345	79,622	-	(49,234)	39,733
Net income (loss)	9,345	(437,627)	-	(49,234)	(477,516)

Condensed Consolidating Statement Of Cash Flows For The Six Months Ended May 31, 2001

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$ 1,026	$ 137,743	$ 3,274	$ (48,894)	$ 93,149
Net cash provided by (used in) investing activities	47,777	(135,850)	(1,659)	48,894	(40,838)
Net cash used in financing activities	(50,857)	(1,000)	-	-	(51,857)

Condensed Consolidating Statement Of Cash Flows For The Six Months Ended May 31, 2002

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$ 19,760	$ 147,139	$ -	$ (51,835)	$ 115,064
Net cash provided by (used in) investing activities	45,303	(118,748)	-	51,835	(21,610)
Net cash used in financing activities	(70,831)	(9,050)	-	-	(79,881)

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management continually reviews its accounting policies, how they are applied and how they are reported and disclosed in the financial statements.  The following is a summary of our more significant accounting policies and how they are applied in the preparation of the financial statements.

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

We review the valuation of our accounts receivable on a monthly basis.  The allowance for doubtful accounts is estimated based on historical experience of write-offs and future expectations of conditions that might impact the collectibility of accounts.

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

We use a combination of insurance and self-insurance for a number of risks including general liability, workers’ compensation, vehicle liability and employee-related health care benefits.  Liabilities associated with the risks that we retain are estimated by considering various historical trends and forward looking assumptions.  The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

We utilize derivative instruments in the form of interest rate swaps to assist in managing our interest rate risk.  We do not enter into any derivative instruments for trading purposes.  All of our derivative instruments qualify for the use of the “short-cut” method of accounting to assess hedge effectiveness in accordance with SFAS No. 133, as amended, and are recognized in our consolidated balance sheet at their fair value.  The fair value of our derivative investments are based on quoted market prices at the date of measurement.

Our estimates of deferred income taxes and the significant items giving rise to deferred tax liabilities reflect our assessment of actual future taxes to be paid on items reflected in our financial statements, giving consideration to both timing and probability of realization.  Actual income taxes could vary significantly from these estimates due to future changes in income tax law or changes or adjustments resulting from final review of our tax returns by taxing authorities, which could also adversely impact our cash flow.

Our determination of the treatment of contingent liabilities in the financial statements is based on our view of the expected outcome of the applicable contingency.  In the ordinary course of business we consult with legal counsel on matters related to litigation and other experts both within and/or outside our Company.  We accrue a liability if the likelihood of an adverse outcome is probable of occurrence and the amount is estimable.  We disclose the matter if either the likelihood of an adverse outcome is only reasonably possible or an estimate is not determinable.

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

Accounting Change

We elected to early adopt Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” in the first quarter of 2002.  Accordingly, we will not record amortization expense of approximately $18.4 million, on a pre-tax basis, in fiscal 2002 based on the level of goodwill as of November 30, 2001.  The majority of our goodwill associated with our acquisition of Penske Motorsports, Inc. in fiscal 1999 was not deductible for tax purposes and, as a result of the discontinuance of the related amortization, our estimated effective tax rate has decreased to 38.6% in fiscal 2002.

Based on an independent appraisal firm’s valuation of the reporting unit level fair value using discounted cash flows, which reflect changes in certain assumptions since the date of the acquisitions, and the identification of qualifying intangibles, upon adoption of SFAS No. 142 in the first quarter of 2002 we recorded a non-cash after tax charge of $513.8 million as a cumulative effect of accounting change for the write-off of goodwill.  We evaluated our long-lived assets, including goodwill, at November 30, 2001 using estimated undiscounted cash flows in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and this analysis did not result in an impairment.  The write-off of goodwill results from the use of discounted cash flows in assessment of fair value for each reporting unit as required by SFAS No. 142 and the fact that certain acquired intangible assets were not reclassified and accounted for apart from goodwill upon transition to SFAS No. 142.  In addition, FASB Staff Announcement Topic No. D-100 states that the transition provisions do not allow entities to “carve-out” from goodwill any intangible assets not identified and measured at fair value in the initial rendering of a business combination and subsequently accounted for separately from goodwill.  At the date of the acquisitions, we recognized our relationships with multiple sanctioning bodies, including NASCAR, Championship Auto Racing Teams and Indy Racing League evidenced by the sanction agreement assets, and goodwill as a single asset labeled “Goodwill”.  We amortized the combined assets over their estimated useful lives of 40 years.  According to SFAS No. 142, the goodwill impairment loss is measured as the excess of the carrying amount of goodwill (which included the carrying amount of the acquired intangible assets) over the implied fair value of goodwill (which excludes the fair value of the acquired intangible assets).  Thus, the measured goodwill impairment loss was substantially larger than it would have been had the acquired intangible assets been initially recognized apart from goodwill.

Raceway Associates, LLC (“Raceway Associates”), which owns and operates Chicagoland Speedway and Route 66 Raceway and in which we hold a 37.5% indirect equity interest, also elected to early adopt SFAS No. 142.  As a result, starting in fiscal 2002 Raceway Associates will not record amortization expense related to goodwill.  Our proportionate share of their goodwill amortization that would have been recorded in fiscal 2002 totals approximately $92,000 based on Raceway Associates’ goodwill recorded at November 30, 2001.  During the second quarter of fiscal 2002 Raceway Associates completed the valuation of its Route 66 Raceway reporting unit using discounted cash flows, which reflect changes in certain assumptions since the date of Raceway Associates’ formation, that indicated impairment of the goodwill associated with Route 66 Raceway .  Our proportionate share of Raceway Associates’ cumulative effect of accounting change related to the write-off of goodwill totaled approximately $3.4 million.  In accordance with SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements” we have recognized this impairment in the first quarter of 2002.

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

In the third quarter of fiscal 2001, we completed the development of and commenced racing operations at the wholly-owned Kansas Speedway and the Chicagoland Speedway, in which we have a 37.5% interest.  Both facilities hosted inaugural schedules featuring major NASCAR, Indy Racing League and Automobile Racing Club of America events.  Due to the fact that both facilities opened in mid-2001, they were only depreciated for half of the year in fiscal 2001, while they will be depreciated for a full year in fiscal 2002.  In addition, certain operating and general expenses that were only incurred for a partial year in fiscal 2001 will be incurred by these facilities for a full year in fiscal 2002.  Further, while we capitalized approximately $6.3 million in interest for the Kansas and Chicagoland projects through their completion in mid-2001, we do not anticipate that a significant amount of our interest expense will be capitalized in fiscal 2002.  While we expect that the fiscal 2002 results for Kansas Speedway and Chicagoland Speedway will improve over the fiscal 2001 results as adjusted for depreciation and interest expense on a pro forma basis, we expect the actual results reported will decline, impacting both expenses from Kansas Speedway and our pro rata share of the income from our investment in Raceway Associates, which owns and operates Chicagoland Speedway.

During our second quarter, inaugural Indy Racing League, American Motorcyclist Association and Grand American Road Racing Association events were conducted at California Speedway (“California”).  As well in the second quarter of 2002, Nazareth Raceway (“Nazareth”), whose open wheel event had historically been sanctioned by Championship Auto Racing Teams, hosted its inaugural Indy Racing League event.  In addition to these schedule changes, our quarterly results are impacted by the timing of the following events:

·         The NASCAR Craftsman Truck event held at Homestead-Miami Speedway (“Miami”) in our second quarter of fiscal 2001 will be held in our fourth quarter in fiscal 2002.

·         Watkins Glen International’s sports car event sanctioned by Grand American Road Racing Association, which was held in our second quarter of fiscal 2001, will be held in our third quarter in fiscal 2002.

·         We discontinued our operations of Tucson Raceway in November 2001, the periods subsequent to this do not include the operating results of that short track facility.

These schedule changes and other items discussed above impact the comparability of the reported amounts for the three- and six-month periods of fiscal 2002 as compared to the same periods of the prior year.  In addition, because of the seasonal concentration of racing events, the results of operations for the three- and six-month periods ended May 31, 2001 and 2002 are not indicative of the results to be expected for the year.

Comparison of the Results for the Three and Six Months Ended May 31, 2002 to the Results for the Three and Six Months Ended May 31, 2001.

The following table sets forth, for each of the indicated periods, certain selected income statement data as a percentage of total revenues:

	Three Months Ended		Six Month Ended
	May 31,		May 31,
	2001	2002	2001	2002
	(Unaudited)

Revenues:
Admissions, net	39.9%	38.7%	40.7%	38.8%
Motorsports related income	46.7	47.4	45.8	47.6
Food, beverage and merchandise income	12.3	12.6	12.5	12.5
Other income	1.1	1.3	1.0	1.1

Total revenues	100.0	100.0	100.0	100.0
Expenses:
Direct expenses:
Prize and point fund monies and NASCAR
sanction fees	18.0	18.5	17.0	17.7
Motorsports related expenses	22.1	23.0	17.8	18.4
Food, beverage and merchandise expenses	6.7	6.7	6.6	6.7
General and administrative expenses	17.3	16.7	16.7	16.0
Depreciation and amortization	11.3	8.8	11.0	8.3

Total expenses	75.4	73.7	69.1	67.1

Operating income	24.6	26.3	30.9	32.9
Interest income	0.9	0.2	0.9	0.4
Interest expense	(4.8)	(5.2)	(5.0)	(5.2)
Equity in net loss from equity investments	(0.6)	(1.3)	(0.5)	(1.4)
Minority interest	0.3	-	0.3	-

Income before income taxes and cumulative effect
of accounting change	20.4	20.0	26.6	26.7
Income taxes	8.5	7.7	11.1	10.3

Income before cumulative effect of accounting change	11.9	12.3	15.5	16.4
Cumulative effect of accounting change	-	-	-	(213.3)

Net income (loss)	11.9%	12.3%	15.5%	(196.9)%

Admissions revenue increased to $45.2 million from $44.7 million, or 1.1%, for the three months ended May 31, 2002, as compared to the three months ended May 31, 2001.  The increase was attributable to the inaugural events conducted at California as well as an increase in the weighted average price of tickets sold for the NASCAR weekend conducted at California.  To a lesser extent, increased attendance at certain events conducted at Talladega Superspeedway (“Talladega”) and Richmond International Raceway (“Richmond”) contributed to the increase.  These increases were partially offset by decreased admissions as a result of other previously discussed schedule changes.

Admissions revenue decreased to $94.1 million from $94.6 million, or 0.6%, for the six months ended May 31, 2002, as compared to the six months ended May 31, 2001.  The decrease is primarily attributable to attendance at certain support events preceding the sold-out Daytona 500 conducted at Daytona International Speedway (“Daytona”) and, to a lesser extent, schedule changes and events conducted at North Carolina Speedway (“North Carolina”).  These decreases were partially offset by increased attendance as a result of the inaugural events conducted at California as well as an increase in the weighted average price of tickets sold at certain other events conducted at Daytona, California and North Carolina.

Motorsports related income increased approximately $3.0 million, or 5.8%, for the three months ended May 31, 2002, as compared to the three months ended May 31, 2001.  The increase is primarily attributable to increased television broadcast rights fees for NASCAR Winston Cup and NASCAR Busch Grand National events conducted during the period and, to a lesser extent, promotional and sponsorship revenues, suites and hospitality and other race related revenues for the inaugural events conducted at California as well as events conducted at Richmond.  These increases were partially offset by decreases as a result of other previously discussed schedule changes.

 Motorsports related income increased approximately $8.8 million, or 8.3%, for the six months ended May 31, 2002, as compared to the six months ended May 31, 2001.  Over three-quarters of the increase is attributable to increased television broadcast rights fees for NASCAR Winston Cup and NASCAR Busch Grand National events conducted during the period.  The remaining increase is primarily attributable to increased promotional and sponsorship revenue for events conducted at Daytona, California, North Carolina and Richmond.  These increases were partially offset by decreases in hospitality for events conducted at Daytona and decreases related to certain previously discussed schedule changes.

Food, beverage and merchandise income increased approximately $892,000, or 6.5%, and $1.3 million, or 4.4%, for the three months and six months ended May 31, 2002, respectively, as compared to the same periods of the prior year.  These increases were primarily attributable to increased food, beverage and merchandise sales at events conducted during the periods, including the inaugural events conducted at California.  These increases were partially offset by a decrease in catering operations in the first quarter of fiscal 2002 due to lower hospitality sales for events conducted at Daytona, certain previously discussed schedule changes and a decrease in non-event related merchandise sales.

Prize and point fund monies and NASCAR sanction fees increased approximately $1.4 million, or 7.1%, and $3.4 million, or 8.6%, for the three months and six months ended May 31, 2002, respectively, as compared to the same periods of the prior year.  Over three-quarters of this increase was due to increases in prize and point fund monies paid by NASCAR to participants in events conducted during the periods.  These increases were primarily attributable to the increased television broadcast rights fees for the NASCAR Winston Cup and NASCAR Busch Grand National events conducted during the periods, as standard NASCAR sanctioning agreements require that a specified percentage of broadcast rights fees be paid to competitors.  These increases are partially offset by the timing of the NASCAR Craftsman Truck event at Miami in fiscal 2002.

Motorsports related expenses increased approximately $2.0 million, or 8.2%, and $3.1 million, or 7.5%, for the three months and six months ended May 31, 2002, respectively, as compared to the same periods of the prior year.  The increase was primarily attributable to sanction fees and other direct operating costs attributable to the inaugural events conducted at California and, to a lesser extent, direct operating costs, including increased security measures, attributable to other events conducted during the periods.  These increases were partially offset by the other previously discussed schedule changes.  Motorsports related expenses as a percentage of combined admissions and motorsports related income increased to approximately 26.7% and 21.3% for the three months and six months ended May 31, 2002, respectively, as compared to 25.6% and 20.6% for the same periods in the prior year.  This increase is primarily attributable to non-NASCAR sanctioned, inaugural events conducted at California and, to a lesser extent, increased event related costs at other facilities during the periods.  Partially offsetting these increases were increased television broadcast rights fees, lower sanction fees for the open wheel event at Nazareth and decreases due to other schedule changes.

Food, beverage and merchandise expense increased approximately $362,000, or 4.8%, for the three months ended May 31, 2002, as compared to the three months ended May 31, 2001.  The increase is primarily attributable to product and other costs associated with increased sales at events conducted during the period, including the inaugural events conducted at California.  These increases were partially offset by other previously discussed schedule changes and a decrease in non-event related merchandise sales.  Food, beverage and merchandise expenses as a percentage of food, beverage and merchandise income decreased to approximately 53.8% for the three months ended May 31, 2002, as compared to 54.6% for the same period in the prior year.  This decrease is primarily attributable a shift in the merchandising product mix.

Food, beverage and merchandise expense increased approximately $926,000, or 6.0%, for the six months ended May 31, 2002, as compared to the six months ended May 31, 2001.  The increase is attributable to product and other costs associated with increased sales during events conducted during the period, including the inaugural events conducted at California.  In addition, the establishment of a mid-western hub of operations to support services to our Michigan, Phoenix, California, Kansas and Chicago facilities subsequent to the first quarter in fiscal 2001 contributed to the increase.  These increases were partially offset by other previously discussed schedule changes.  Food, beverage and merchandise expenses as a percentage of food, beverage and merchandise income increased to approximately 53.9% for the six months ended May 31, 2002, as compared to 53.1% for the same period in the prior year.  This increase is attributable to incremental operating expenses resulting from the aforementioned expansion of our food, beverage and merchandising operations in the mid-west and other product and operating costs for events conducted during the period.

General and administrative expenses increased approximately $119,000, or 0.6%, and decreased approximately $161,000, or 0.4%, for the three months and six months ended May 31, 2002, respectively, as compared to the same periods of the prior year.  The slight increase during the three-month period is attributable to costs associated with our ongoing business which are partially offset by costs incurred during the prior year period for which there are no comparable costs in the current year.  The decrease during the six-month period is primarily attributable to certain costs incurred during the prior period for which there were no comparable costs in the current period which more than offset increases in costs associated with our ongoing business in the current period.  General and administrative expenses as a percentage of total revenues decreased to 16.7% and 16.0% for the three months and six months ended May 31, 2002, respectively, as compared to 17.3% and 16.7% for the same periods in the prior year.  This decrease is primarily a result of our revenue growth combined with controlling growth in general and administrative expenses.

Depreciation and amortization expense decreased approximately $2.3 million, or 18.5%, and $5.4 million, or 21.1%, for the three months and six months ended May 31, 2002, respectively, as compared to the same periods of the prior year.  These decreases are attributable to our adoption of SFAS No. 142 on December 1, 2001, and the related discontinuance of goodwill amortization.  During the three months and six months ended May 31, 2001 we recorded goodwill amortization of approximately $4.6 million and $9.2 million, respectively, before tax, or $0.08 and $0.15, repectively, per diluted share after tax.  This decrease is partially offset by depreciation related to Kansas Speedway in the current periods, as depreciation on Kansas Speedway did not begin until it commenced operations in the third quarter of fiscal 2001.

Interest income decreased by approximately $649,000, or 65.6%, and $1.6 million, or 71.8%, for the three months and six months ended May 31, 2002, respectively, as compared to the same periods of the prior year.  This decrease is primarily due to lower interest rates in the current year.

Interest expense increased by approximately $759,000, or 14.2%, and $907,000, or 7.8%, for the three months and six months ended May 31, 2002, respectively, as compared to the same periods of the prior year.  This increase is attributable to interest capitalized in the prior year on the Kansas and Chicagoland speedway developments.  Significantly offsetting this increase was a decrease in the interest expense attributable to lower interest rates and a lower average balance on our credit facilities in the current year.

Equity in net loss from equity investments represents our pro rata share of the current losses from our 37.5% equity investment in Raceway Associates.  Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway.  The increased loss is attributable to certain operating, interest and depreciation expenses during the current period as Chicagoland Speedway did not commence operations until the third quarter of fiscal 2001.

The decrease in our effective income tax rate for the three months and six months ended May 31, 2002, as compared to the same periods of the prior year, is primarily due to the adoption of SFAS 142 effective December 1, 2001 which requires that we no longer amortize goodwill into earnings.  The majority of our goodwill associated with the Penkse Motorsports, Inc. acquisition in fiscal 1999 was not deductible for tax purposes and therefore created a higher effective tax rate in prior periods.

As a result of the foregoing, our income before cumulative effect of accounting change increased approximately $1.1 million and $3.7 million for the three months and six months ended May 31, 2002, respectively, as compared to the same periods of the prior year.

The cumulative effect of accounting change recognized in the first quarter of fiscal 2002 consists of the non-cash after-tax charges associated with our write-off of goodwill, as well as the write-off of goodwill by Raceway Associates, upon adoption of SFAS No. 142 on December 1, 2001.

Liquidity and Capital Resources

General

We have historically generated sufficient cash flow from operations to fund our working capital needs and capital expenditures at existing facilities, as well as to pay an annual cash dividend. In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance of unsecured senior notes (“Senior Notes”), borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects. At May 31, 2002 we had $225 million principal amount of Senior Notes outstanding, total borrowings of approximately $39.0 million under our credit facilities and term loan arrangements, and a debt service funding commitment of approximately $68.9 million, net of discount, related to the taxable special obligation revenue (“TIF”) bonds issued by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”). We had working capital deficits of approximately $56.8 million and $28.5 million at May 31, 2002 and November 30, 2001, respectively.

Cash Flows

Net cash provided by operating activities was approximately $115.1 million for the six months ended May 31, 2002, compared to approximately $93.1 million for the six months ended May 31, 2001.  The difference between our net loss of approximately $477.5 million and the $115.1 million of operating cash flow was primarily attributable to:

·         the cumulative effect of accounting change of $517.2 million;

·         an increase in deferred income of $57.1 million;

·         depreciation and amortization of $20.2 million;

·         deferred income taxes of $11.1 million;

·         an increase in income taxes payable of $5.8 million; and

·         an undistributed loss from equity investments of $3.3 million,

These differences are partially offset by an increase in receivables of $11.9 million, a decrease in accounts payable and other current liabilities of $7.5 million and an increase in inventories, prepaid expenses and other current assets of $4.4 million.

Net cash used in investing activities was approximately $21.6 million for the six months ended May 31, 2002, compared to approximately $40.8 million for the six months ended May 31, 2001. Our use of cash for investing activities reflects $23.0 million in capital expenditures partially offset by a $1.3 million decrease in restricted investments related to the development of Kansas Speedway.

Net cash used in financing activities was approximately $79.9 million for the six months ended May 31, 2002, compared to approximately $51.9 million for the six months ended May 31, 2001. Our use of cash for financing activities reflects payments under credit facilities of $70.0 million, $9.1 million in payments of long-term debt and $831,000 used to reacquire previously issued common stock.

Capital Expenditures

Capital expenditures totaled approximately $23.0 million for the six months ended May 31, 2002, compared to $59.7 million for the six months ended May 31, 2001. Capital expenditures during the six months ended May 31, 2002 related to purchases of land and other land improvements for the expansion of parking capacity and other uses, enhancements to DAYTONA USA and a variety of additional improvements.

Based on capital projects currently approved we expect to make capital expenditures totaling approximately $37.0 million for approved projects at our facilities which are expected to be completed within the next 24 months.  These projects include acquisition of land for expansion of parking capacity and other uses and a variety of additional improvements.  We review the capital expenditure program periodically and modify it as required to meet current business needs.

Future Liquidity

Our $250 million senior revolving credit facility ("Credit Facility") matures on March 31, 2004, and accrues interest at LIBOR plus 50 -100 basis points, based on certain financial criteria. At May 31, 2002, we did not have any borrowings outstanding under the Credit Facility.

Our Miami subsidiary has a $20 million credit facility (“Miami Credit Facility”) and a $19 million term loan (“Term Loan”). The Miami Credit Facility and Term Loan are guaranteed by us and have the same interest terms and restrictive covenants as our Credit Facility. The Miami Credit Facility will be automatically reduced to $15 million on December 31, 2002 and will mature on December 31, 2004. At May 31, 2002, our Miami subsidiary had borrowings of $20 million under the Miami Credit Facility. The Term Loan is payable in annual installments which range from $5.5 million to $7.0 million.  Our Miami subsidiary has an interest rate swap agreement that effectively fixes the floating rate on the outstanding balance under the Term Loan at 5.60% plus 50-100 basis points, based on certain consolidated financial criteria, for the remainder of the loan period.

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

We are a member of Motorsports Alliance, LLC (“Motorsports Alliance”) (owned 50% by the Company and 50% by Indianapolis Motor Speedway Corp.) which owns 75% of Raceway Associates.  Raceway Associates owns Route 66 Raceway and also owns 930 adjacent acres on which it developed Chicagoland Speedway.  The financing of the Chicagoland Speedway development includes approximately $50 million in borrowings by Raceway Associates. The members of Motorsports Alliance agreed to guarantee up to $50 million in borrowings by Raceway Associates on a pro rata basis until such time as the operations of Raceway Associates meet certain financial criteria. At May 31, 2002, Raceway Associates has borrowed approximately $49.9 million for the Chicagoland Speedway construction under its construction and term loan arrangement discussed above, which is currently guaranteed by the members of the Motorsports Alliance.

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

We intend to pursue further development and/or acquisition opportunities (including the possible development of new motorsports facilities in the New York metropolitan area and Denver) the timing, size and success, as well as associated potential capital commitments of which, are unknown at this time.  Accordingly, a material acceleration in our growth strategy could require us to obtain additional capital through debt and/or equity financings.  Although there can be no assurance, we believe that adequate debt and equity financing will be available on satisfactory terms.

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

We are controlled by the France family.

The France family members, together, beneficially own approximately 39.5% of our capital stock and approximately 63.4% of the combined voting power of both classes of our common stock.  Accordingly, if members of the France family vote their shares of common stock in the same manner, they can (without the approval of our other shareholders) elect our entire Board of Directors and determine the outcome of various matters submitted to shareholders for approval, including fundamental corporate transactions.  If holders of class B common stock other than the France family elect to convert their beneficially owned shares of class B common stock into shares of class A common stock and members of the France family do not convert their shares, the relative voting power of the France family will increase.  Voting control by the France family may discourage certain types of transactions involving an actual or potential change in control of us, including transactions in which the holders of class A common stock might receive a premium for their shares over prevailing market prices.

We have a material amount of goodwill which, if it becomes further impaired and we are required to write it down to comply with accounting standards, would adversely affect our financial results.

On December 1, 2001, we and our equity investee, Raceway Associates, adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  Under SFAS 142, goodwill and other intangible assets with indefinite useful lives are no longer amortized to earnings but are reviewed at least annually for impairment at the reporting unit level.  Goodwill is the amount by which the costs of an acquisition accounted for using the purchase method exceeds the fair market value of the net assets acquired and is shown as an asset on our balance sheet.  We recorded a non-cash after-tax charge of approximately $517.2 million, including approximately $3.4 million associated with our equity investment in Raceway Associates, as a cumulative effect of accounting change in the first quarter of fiscal 2002.  Even after this charge, approximately $92.5 million, or 8.1%, of our total assets as of May 31, 2002, is still represented as goodwill.  If in the future the application of the annual test for impairment of goodwill results in a reduction in the carrying value of the goodwill, we will be required to take the amount of the reduction in goodwill as a non-cash charge against operating income, which would also reduce shareholders’ equity.

Our indebtedness could adversely affect our financial condition.

We have a significant amount of indebtedness.  As of and for the six months ended May 31, 2002:

·         our total debt outstanding was approximately $333.7 million;

·         our interest expense was approximately $12.5 million; and

·         our total shareholders’ equity was approximately $555.1 million.

As of June 30, 2002, we had approximately $250 million of current availability for borrowings under our senior revolving credit facility.  This credit facility contains various restrictive covenants.  While we believe cash flow from our operations will be sufficient to fund payments required to service our outstanding debt, there can be no assurance that we will always be able to meet such debt service obligations.  Should we pursue further development and/or acquisition opportunities, the timing, size and success, as well as associated potential capital commitments of which are unknown at this time, we may need to raise additional capital through debt and/or equity financings.  There can be no assurance that adequate debt and equity financing will be available on satisfactory terms.  Any such failure to service our debt or inability to obtain further financing could have a negative effect on our business and operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK.

During the six months ended May 31, 2002 there have been no material changes in our market risk exposures.

PART II - OTHER INFORMATION

Item 1.             Legal Proceedings

From time to time we are a party to routine litigation incidental to our business.  We do not believe that the resolution of any or all of such litigation is likely to have a material adverse effect on our financial condition or results of operations.

On February 26, 2002 we received service of an amended complaint filed in the United States District Court for the Eastern District of Texas on February 21, 2002 styled Francis Ferko, as Shareholder of Speedway Motorsports, Inc. vs. National Association of Stock Car Racing, Inc., International Speedway Corporation, and Speedway Motorsports, Inc.  The overall gist of the suit is that Texas Motor Speedway should have a second Winston Cup date annually and that NASCAR should be required by the court to grant Texas Motor Speedway a second Winston Cup date annually.  The portion of this suit that is brought against us alleges that we conspired with NASCAR and members of the France Family to “refuse to offer a new Winston Cup race date to any non-ISC owned track whenever ISC has desired to host an additional Winston Cup race.”  The suit seeks unspecified monetary damages from ISC which are claimed to have resulted to Speedway Motorsports from the alleged conspiracy as well as treble damages under the anti-trust laws.  We believe the suit to be without merit and intend to vigorously pursue the defense of the matter.

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

On June 24, 2002, we filed a report on Form 8-K which reported under Item 5. the issuance of a press release which reaffirmed  the Company’s previously issued guidance for the second quarter 2002.

On July 10, 2002, we filed a report on Form 8-K which reported under Item 5. the issuance of a press release which reported earnings for the six-months and second quarter ended May 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)
Date:	07/11 /2002	/s/ Susan G. Schandel
Susan G. Schandel, Vice President & Chief Financial Officer