Form 10-Q
period 2002-08-31
INTERNATIONAL SPEEDWAY CORP
filed 2002-10-15
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2002

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

Class A Common Stock – 25,273,557 shares as of September 30, 2002.

Class B Common Stock – 27,913,120 shares as of September 30, 2002.

PART I.           FINANCIAL INFORMATION
ITEM 1.            FINANCIAL STATEMENTS

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Balance Sheets
	November 30,	August 31,
	2001	2002
		(Unaudited)
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$71,004	$98,959
Short-term investments	200	200
Receivables, less allowance of $1,500	25,142	31,742
Inventories	4,583	6,227
Prepaid expenses and other current assets	6,466	17,262

Total Current Assets	107,395	154,390

Property and Equipment, net of accumulated depreciation of $152,688
and $182,102, respectively	855,819	858,667
Other Assets:
Equity investments	32,667	30,505
Goodwill	676,150	92,542
Other	30,115	27,845

	738,932	150,892

Total Assets	$1,702,146	$1,163,949

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,918	$12,133
Deferred income	100,932	126,536
Current portion of long-term debt	9,225	10,675
Income taxes payable	-	9,610
Other current liabilities	10,791	16,630

Total Current Liabilities	135,866	175,584

Long-Term Debt	402,477	325,211
Deferred Income Taxes	115,711	65,384
Long-Term Deferred Income	11,709	11,952
Other Long-Term Liabilities	961	986
Commitments and Contingencies	-	-
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized;
24,500,608 and 25,249,647 issued and outstanding at November 30,
2001 and August 31, 2002, respectively	245	252
Class B Common Stock, $.01 par value, 40,000,000 shares authorized;
28,663,224 and 27,937,030 issued and outstanding at November 30,
2001 and August 31, 2002, respectively	287	280
Additional paid-in capital	691,670	693,463
Retained earnings (deficit)	346,844	(104,624)
Accumulated other comprehensive loss	(961)	(986)

	1,038,085	588,385
Less: unearned compensation-restricted stock	2,663	3,553

Total Shareholders’ Equity	1,035,422	584,832

Total Liabilities and Shareholders’ Equity	$1,702,146	$1,163,949

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Statements of Income

	Three Months Ended
	August 31,	August 31,
	2001	2002
	(Unaudited)

	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$56,964	$57,099
Motorsports related income	53,215	57,752
Food, beverage and merchandise income	20,631	18,418
Other income	1,312	3,127

	132,122	136,396

EXPENSES:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	16,803	19,844
Motorsports related expenses	29,071	26,520
Food, beverage and merchandise expenses	11,369	10,629
General and administrative expenses	21,170	19,906
Depreciation and amortization	14,326	10,412

	92,739	87,311

Operating income	39,383	49,085
Interest income	754	297
Interest expense	(7,575)	(5,785)
Equity in net income from equity investments	4,458	4,538
Minority interest	316	-

Income before income taxes	37,336	48,135
Income taxes	15,569	18,580

Net income	$21,767	$29,555

Basic earnings per share	$0.41	$0.56

Diluted earnings per share	$0.41	$0.56

Dividends per share	$0.00	$0.00

Basic weighted average shares outstanding	53,000,854	53,041,210

Diluted weighted average shares outstanding	53,081,623	53,100,736

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Statements of Operations

	Nine Months Ended
	August 31,	August 31,
	2001	2002
	(Unaudited)

	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$151,608	$151,167
Motorsports related income	159,893	173,256
Food, beverage and merchandise income	49,629	48,681
Other income	3,677	5,798

	364,807	378,902

EXPENSES:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	56,277	62,722
Motorsports related expenses	70,521	71,067
Food, beverage and merchandise expenses	26,760	26,947
General and administrative expenses	60,004	58,579
Depreciation and amortization	39,954	30,641

	253,516	249,956

Operating income	111,291	128,946
Interest income	2,963	921
Interest expense	(19,164)	(18,280)
Equity in net income from equity investments	3,180	1,260
Minority interest	901	-

Income before income taxes and cumulative effect of accounting change	99,171	112,847
Income taxes	41,354	43,559

Income before cumulative effect of accounting change	57,817	69,288
Cumulative effect of accounting change – company operations	-	(513,827)
Cumulative effect of accounting change – equity investment	-	(3,422)

Net income (loss)	$57,817	$(447,961)

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Statements of Operations (continued)

	Nine Months Ended
	August 31,	August 31,
	2001	2002
	(Unaudited)

	(In Thousands, Except Per Share Amounts)

Basic earnings per share before cumulative effect of accounting change	$1.09	$1.31
Cumulative effect of accounting change	-	(9.75)

Basic earnings (loss) per share	$1.09	$(8.44)

Diluted earnings per share before cumulative effect of accounting change	$1.09	$1.30
Cumulative effect of accounting change	-	(9.74)

Diluted earnings (loss) per share	$1.09	$(8.44)

Dividends per share	$0.06	$0.06

Basic weighted average shares outstanding	52,994,646	53,035,006

Diluted weighted average shares outstanding	53,072,063	53,098,217

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Statement of Shareholders’ Equity

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss)	Unearned Compensation- Restricted Stock	Total Shareholders’ Equity

	(In Thousands)

Balance at November 30, 2001	$245	$287	$691,670	$346,844	$(961)	$(2,663)	$1,035,422
Activity 12/1/01 – 8/31/02 – unaudited:
Comprehensive loss
Net loss	-	-	-	(447,961)	-	-	(447,961)
Interest rate swap	-	-	-	-	(25)	-	(25)

Total comprehensive loss							(447,986)
Cash dividends ($.06 per share)	-	-	-	(3,191)	-	-	(3,191)
Restricted stock grant	-	-	1,977	-	-	(1,977)	-
Reacquisition of previously issued
Common stock	-	-	(515)	(316)	-	-	(831)
Conversion of Class B Common Stock
to Class A Common Stock	7	(7)	-	-	-	-	-
Income tax benefit related to restricted
stock plan	-	-	331	-	-	-	331
Amortization of unearned compensation	-	-	-	-	-	1,087	1,087

Balance at August 31, 2002 - unaudited	$252	$280	$693,463	$(104,624)	$(986)	$(3,553)	$584,832

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	August 31,	August 31,
	2001	2002
	(Unaudited)

	(In Thousands)
OPERATING ACTIVITIES
Net income (loss)	$57,817	$(447,961)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change	-	517,249
Depreciation and amortization	39,954	30,641
Amortization of unearned compensation	1,130	1,087
Amortization of financing costs	1,135	1,252
Deferred income taxes	19,335	19,902
Undistributed income from equity investments	(3,180)	(1,260)
Minority interest	(901)	-
Other, net	653	(1,606)
Changes in operating assets and liabilities:
Receivables, net	(12,620)	(3,400)
Inventories, prepaid expenses and other current assets	(13,428)	(12,044)
Accounts payable and other current liabilities	6,995	3,162
Deferred income	22,642	26,705
Income taxes payable	-	9,610

Net cash provided by operating activities	119,532	143,337

INVESTING ACTIVITIES
Capital expenditures	(79,264)	(36,802)
Proceeds from restricted investments	29,616	1,263
Proceeds from short-term investments	200	200
Purchases of short-term investments	(200)	(200)
Equity investments	(1,202)	-
Advances to affiliate	(1,500)	-
Other, net	403	16

Net cash used in investing activities	(51,947)	(35,523)

FINANCING ACTIVITIES
Payments under credit facilities	(66,000)	(70,000)
Proceeds under credit facilities	5,000	-
Payment of long-term debt	(5,000)	(9,050)
Cash dividends paid	(3,190)	(3,191)
Reacquisition of previously issued common stock	(857)	(831)
Proceeds from interest rate swap	-	3,213

Net cash used in financing activities	(70,047)	(79,859)

Net (decrease) increase in cash and cash equivalents	(2,462)	27,955
Cash and cash equivalents at beginning of period	50,592	71,004

Cash and cash equivalents at end of period	$48,130	$98,959

See accompanying notes.

International Speedway Corporation
Notes to Condensed Consolidated Financial Statements
November 30, 2001 and August 31, 2002
(Unaudited)

1.              Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and generally accepted accounting principles but do not include all of the information and disclosures required for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest annual report on Form 10-K for International Speedway Corporation and its wholly-owned subsidiaries (the "Company"). In management's opinion, the statements include all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to conform to the financial presentation at August 31, 2002.

Because of the seasonal concentration of racing events, the results of operations for the three- and nine-month periods ended August 31, 2001 and 2002 are not indicative of the results to be expected for the year.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Consistent with prior guidance SFAS No. 144 continues to require a three-step approach for recognizing and measuring the impairment of assets to be held and used.  Assets to be sold must be stated at the lower of the asset’s carrying amount or fair value and depreciation is no longer recognized.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The adoption of SFAS No. 144 is not expected to have a material impact on the Company’s financial position or results of operations.

2.              Accounting Change

The Company elected to early adopt SFAS No. 142, “Goodwill and Other Intangible Assets”, in the first quarter of 2002.  Accordingly, the Company will not record amortization expense of approximately $18.4 million in fiscal 2002 based on the level of goodwill as of November 30, 2001.  In addition, based on an independent appraisal firm’s valuation of the reporting unit level fair value using discounted cash flows, which reflect changes in certain assumptions since the date of the acquisitions, and the identification of qualifying intangibles, the Company recorded a non-cash after tax charge of $513.8 million as a cumulative effect of accounting change for the write-off of goodwill in the first quarter of 2002.  The Company evaluated its long-lived assets, including goodwill, at November 30, 2001 using estimated undiscounted cash flows in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and this analysis did not result in an impairment.

The write-off of goodwill results from the use of discounted cash flows in assessment of fair value for each reporting unit as required by SFAS No. 142 and the fact that certain acquired intangible assets were not reclassified and accounted for apart from goodwill upon transition to SFAS No. 142.  In addition, FASB Staff Announcement Topic No. D-100 states that the transition provisions do not allow entities to “carve-out” from goodwill any intangible assets not identified and measured at fair value in the initial rendering of a business combination and subsequently accounted for separately from goodwill.  At the date of the acquisitions, the Company recognized its relationships with multiple sanctioning bodies, including NASCAR, Championship Auto Racing Teams and Indy Racing League evidenced by the sanction agreement assets, and goodwill as a single asset labeled “Goodwill”.  The Company amortized the combined assets over their estimated useful lives of 40 years.  According to SFAS No. 142, the goodwill impairment loss is measured as the excess of the carrying amount of goodwill (which included the carrying amount of the acquired intangible assets) over the implied fair value of goodwill (which excludes the fair value of the acquired intangible assets).  Thus, the measured goodwill impairment loss was substantially larger than it would have been had the acquired intangible assets been initially recognized apart from goodwill.  If the Company were to acquire additional motorsports facilities in the future, any sanction agreement assets existing at the date of the acquisition would be recorded as an intangible asset separate from goodwill under SFAS No. 142.

Raceway Associates, LLC (“Raceway Associates”), which owns and operates Chicagoland Speedway and Route 66 Raceway and in which the Company holds a 37.5% indirect equity interest, also elected to early adopt SFAS No. 142.  As a result, starting in fiscal 2002 Raceway Associates will not record amortization expense related to goodwill.  In 2002 the Company’s proportionate share of their goodwill amortization would have totaled approximately $92,000 based on Raceway Associates’ goodwill as of November 30, 2001.  During the second quarter of fiscal 2002, Raceway Associates completed the valuation of its Route 66 Raceway reporting unit using discounted cash flows, which reflect changes in certain assumptions since the date of Raceway Associates’ formation, that indicated impairment of the goodwill associated with Route 66 Raceway.  The Company’s proportionate share of Raceway Associates’ cumulative effect of accounting change related to the write-off of goodwill totaled approximately $3.4 million after-tax.  In accordance with SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements” the Company has recognized this impairment in the first quarter of 2002.

A reconciliation of net income (loss) and earnings (loss) per share, adjusted to exclude amortization expense, net of tax, for the period prior to adoption and the cumulative effect of accounting change recognized in the current period, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2001	August 31, 2002	August 31, 2001	August 31, 2002

Net income (loss)	$ 21,767	$ 29,555	$ 57,817	$ (447,961)
Amortization, net of tax	3,993	-	11,979	-
Cumulative effect of
accounting change	-	-	-	517,249

Adjusted net income	$ 25,760	$ 29,555	$ 69,796	$ 69,288

Basic:
Earnings (loss) per share	$ 0.41	$ 0.56	$ 1.09	$ (8.44)
Amortization net of tax	0.08	-	0.23	-
Cumulative effect of
accounting change	-	-	-	9.75

Adjusted earnings per share	$ 0.49	$ 0.56	$ 1.32	$ 1.31

Diluted:
Earnings (loss) per share	$ 0.41	$ 0.56	$ 1.09	$ (8.44)
Amortization net of tax	0.08	-	0.23	-
Cumulative effect of
accounting change	-	-	-	9.74

Adjusted earnings per share	$ 0.49	$ 0.56	$ 1.32	$ 1.30

3.              Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share amounts):

	Three Months Ended		Nine Months Ended
	August 31, 2001	August 31, 2002	August 31, 2001	August 31, 2002

Numerator:
Income before cumulative effect
of accounting change	$ 21,767	$ 29,555	$ 57,817	$ 69,288
Cumulative effect of accounting
change	-	-	-	(517,249)

Net income (loss)	$ 21,767	$ 29,555	$ 57,817	$ (447,961)

Denominator:
Basic:
Weighted average shares
outstanding	53,000,854	53,041,210	52,994,646	53,035,006

Diluted:
Weighted average shares
outstanding	53,000,854	53,041,210	52,994,646	53,035,006
Common stock options	-	746	-	2,028
Contingently issuable shares	80,769	58,780	77,417	61,183

Diluted weighted average
shares outstanding	53,081,623	53,100,736	53,072,063	53,098,217

During the periods presented shares that could potentially dilute future earnings per share were not included in the computation of diluted earnings per share as to do so would have been anti-dilutive.  These shares totaled approximately 46,195 and 29,249 during the three- and nine-month periods ended August 31, 2001, respectively, and approximately 47,419 and 32,906 for the three- and nine-month periods ended August 31, 2002, respectively.

4.              Goodwill and Intangible Assets

The gross carrying value and accumulated amortization of the major classes of intangible assets relating to the Motorsports Events segment as of August 31, 2002 and November 30, 2001 are as follows (in thousands):

August 31, 2002
	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Trademarks	$ 226	$ 220
Other	35	6

Total amortized intangible assets	$ 261	$ 226

Non-amortized intangible assets:
Water rights	$ 535
Liquor licenses	153

Total non-amortized intangible assets	$ 688

	November 30, 2001
	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Workforce	$ 1,195	$ 355
Trademarks	226	199
Other	25	-

Total amortized intangible assets	$ 1,446	$ 554

Non-amortized intangible assets:
Water rights	$ 535
Liquor licenses	153

Total non-amortized intangible assets	$ 688

The following table presents current and expected amortization expense of the existing intangible assets as of August 31, 2002 for each of the following periods (in thousands):

Aggregate amortization expense:
For the nine months ended August 31, 2002	$ 27
Estimated amortization expense for the year ending November 30:
2003	7
2004	7
2005	7
2006	1
2007	1

The changes in the carrying amount of goodwill relating to the Motorsports Events for the nine months ended August 31, 2002, are as follows:

Balance at November 30, 2001	$ 676,150
SFAS No. 142 impairment	(584,448)
Reclassification of workforce intangible	840

Balance at August 31, 2002	$ 92,542

5.              Long-Term Debt

Long-term debt consists of the following (in thousands):

	November 30, 2001	August 31, 2002

Senior Notes, net of (discount) premium of ($199) and $2,976	$ 224,801	$ 227,976
Credit facilities	90,000	20,000
TIF bond debt service funding commitment, net of
discount of $1,484 and $1,425	68,851	68,910
Term debt	23,500	19,000
Notes payable	4,550	-

	411,702	335,886
Less: current portion	9,225	10,675

	$ 402,477	$ 325,211

The Company’s $225 million principal amount of unsecured senior notes (“Senior Notes”) bear interest at 7.875% and rank equally with all of the Company’s other senior unsecured and unsubordinated indebtedness. The Senior Notes require semi-annual interest payments through maturity on October 15, 2004. The Senior Notes may be redeemed in whole or in part, at the option of the Company, at any time or from time to time at a redemption price as defined in the indenture. The Company’s subsidiaries are guarantors of the Senior Notes (See Note 10). The Senior Notes also contain various restrictive covenants.  In December 2001, the Company entered into an interest rate swap agreement to manage interest rate risk exposure on $100 million of the $225 million principal amount of Senior Notes.  Under this agreement, the Company received fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount.  In August of 2002, the Company terminated the Senior Notes interest swap agreement and received approximately $3.2 million, which is reflected as a debt premium and is being amortized on an effective yield method over the remaining life of the Senior Notes.

The Company has a $250 million revolving credit facility ("Credit Facility") which matures on March 31, 2004, and accrues interest at LIBOR plus 50 -100 basis points, based on certain financial criteria.  At August 31, 2002, the Company did not have any borrowings outstanding under the Credit Facility.  The Credit Facility contains various restrictive covenants.

The Company’s Miami subsidiary has a $20 million credit facility (“Miami Credit Facility”) and a $19 million term loan (“Term Loan”). The Miami Credit Facility and Term Loan are guaranteed by the Company and have the same interest terms and restrictive covenants as the Company’s Credit Facility. The Miami Credit Facility will be automatically reduced to $15 million on December 31, 2002 and will mature on December 31, 2004.  At August 31, 2002, the Company’s Miami subsidiary had borrowings of $20 million under the Miami Credit Facility.  In October of 2002, the Company repaid the $20 million borrowings under the Miami Credit Facility.  The Term Loan is payable in annual installments which range from $5.5 million to $7.0 million. The Company’s Miami subsidiary has an interest rate swap agreement that effectively fixes the floating rate on the outstanding balance under the Term Loan at 5.6% plus 50 –100 basis points, based on certain financial criteria, for the remainder of the loan period.

In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas ("Unified Government"), issued approximately $71.3 million in taxable special obligation revenue ("TIF") bonds in connection with the financing of construction of Kansas Speedway. At August 31, 2002, outstanding principal on the TIF bonds are comprised of a $20.6 million, 6.15% term bond due December 1, 2017 and a $49.7 million, 6.75% term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly-owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation. The bond financing documents contain various restrictive covenants.   The Company has agreed to guarantee KSC’s Funding Commitment until certain financial conditions have been met.

Total interest incurred by the Company was approximately $7.6 million and $5.8 million for the three months ended August 31, 2001 and 2002, respectively, and $19.2 million and $18.3 million for the nine months ended August 31, 2001 and 2002, respectively.  Total interest capitalized for the three months ended August 31, 2001 and 2002, was approximately $261,000 and $83,000, respectively, and $6.8 million and $273,000 for the nine months ended August 31, 2001 and 2002, respectively.

Financing costs of approximately $8.0 million, net of accumulated amortization, have been deferred and are included in other assets at August 31, 2002.  These costs are being amortized on an effective yield method over the life of the related financing.

6.             Related Party Disclosures and Transactions

All of the racing events that take place during the Company's fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association ("AHRMA"), the American Motorcyclist Association ("AMA"), the Automobile Racing Club of America ("ARCA"), Championship Auto Racing Teams ("CART"), the Championship Cup Series ("CCS"), the Federation Internationale de l'Automobile ("FIA"), the Federation Internationale Motocycliste ("FIM"), the Grand American Road Racing Association ("Grand Am"), Historic Sportscar Racing ("HSR"), the International Race of Champions ("IROC"), the Indy Racing League ("IRL"), the National Association for Stock Car Auto Racing, Inc. ("NASCAR"), the Professional Monster Truck (“ProMT”), the Sports Car Club of America ("SCCA"), the Sportscar Vintage Racing Association ("SVRA"), the United States Auto Club ("USAC"), and the World Karting Association ("WKA"). NASCAR, which sanctions some of the Company's principal racing events, is a member of the France Family Group which controls in excess of 60% of the combined voting power of the outstanding stock of the Company and some members of which serve as directors and officers. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors, which are exclusive of NASCAR sanction fees, totaled approximately $14.4 million and $48.7 million for the three- and nine-month periods ended August 31, 2001, and approximately $16.8 million and $54.0 million for the three- and nine-month periods ended August 31, 2002, respectively.

7.              Long-Term Stock Incentive Plan

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

8.              Legal Proceedings

In February 2002 the Company received service of an amended complaint filed in the United States District Court for the Eastern District of Texas styled Francis Ferko, as Shareholder of Speedway Motorsports, Inc. vs. National Association of Stock Car Racing, Inc., International Speedway Corporation, and Speedway Motorsports, Inc.  The overall gist of the suit is that Texas Motor Speedway should have a second Winston Cup date annually and that NASCAR should be required by the court to grant Texas Motor Speedway a second Winston Cup date annually.  The portion of this suit that is brought against the Company alleges that it conspired with NASCAR and members of the France Family to “refuse to offer a new Winston Cup race date to any non-ISC owned track whenever ISC has desired to host an additional Winston Cup race.”  The suit seeks unspecified monetary damages from the Company which are claimed to have resulted to Speedway Motorsports from the alleged conspiracy as well as treble damages under the anti-trust laws.  The Company believes the suit to be without merit and intends to vigorously pursue the defense of the matter.

9.              Segment Reporting

The following tables provide segment reporting of the Company for the three- and nine-month periods ended August 31, 2001 and 2002 (in thousands):

	Three Months Ended August 31, 2001

	Motorsport Events	All Other	Total

Net revenues	$ 123,399	$ 10,668	$ 134,067
Depreciation and amortization	13,088	1,238	14,326
Operating income	36,630	2,753	39,383
Capital expenditures	18,997	595	19,592
Total assets	1,611,107	91,846	1,702,953
Equity investments	32,912	-	32,912
	Three Months Ended August 31, 2002

	Motorsport Events	All Other	Total

Net revenues	$ 127,907	$ 10,766	$ 138,673
Depreciation and amortization	9,075	1,337	10,412
Operating income	45,812	3,272	49,084
Capital expenditures	9,772	4,064	13,836
Total assets	1,020,797	143,152	1,163,949
Equity investments	30,505	-	30,505
	Nine Months Ended August 31, 2001

	Motorsport Events	All Other	Total

Net revenues	$ 341,578	$ 29,463	$ 371,041
Depreciation and amortization	36,136	3,818	39,954
Operating income	104,193	7,098	111,291
Capital expenditures	69,802	9,462	79,264
	Nine Months Ended August 31, 2002

	Motorsport Events	All Other	Total

Net revenues	$ 356,218	$ 29,582	$ 385,800
Depreciation and amortization	26,910	3,731	30,641
Operating income	120,626	8,320	128,946
Capital expenditures	30,875	5,927	36,802

Intersegment revenues were approximately $1.9 million and $2.3 million for the three months ended August 31, 2001 and 2002, respectively and $6.2 million and $6.9 million for the nine months ended August 31, 2001 and 2002, respectively.

As a result of the Company’s and its equity investee’s adoption of SFAS No. 142, the motorsports events segment recorded a non-cash after tax charge of $517.2 million as a cumulative effect of accounting change for the write-off of goodwill in the first quarter of 2002.

10.             Condensed Consolidating Financial Statements

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

Included are condensed consolidating balance sheets as of November 30, 2001 and August 31, 2002, the condensed consolidating statements of income for the three- and nine-month periods ended August 31, 2001 and 2002 and the condensed consolidating statements of cash flows for the nine-month periods ended August 31, 2001 and 2002 of: (a) the Parent; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate Parent with guarantor and non-guarantor subsidiaries; and (e) the Company on a consolidated basis (in thousands).

	Condensed Consolidating Balance Sheet As Of November 30, 2001

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Current assets	$ 22,404	$ 112,367	$ (27,376)	$ 107,395
Property and equipment, net	129,688	726,131	-	855,819
Advances to and investments in subsidiaries	1,495,643	370,038	(1,865,681)	-
Equity investments	-	32,667	-	32,667
Goodwill, net	-	676,150	-	676,150
Other assets	12,420	17,695	-	30,115

Total Assets	$ 1,660,155	$ 1,935,048	$ (1,893,057)	$ 1,702,146

Current liabilities	$ 5,600	$ 147,867	$ (17,601)	$ 135,866
Long-term debt	693,752	93,857	(385,132)	402,477
Deferred income taxes	36,770	78,941	-	115,711
Other liabilities	-	12,670	-	12,670
Total shareholders' equity	924,033	1,601,713	(1,490,324)	1,035,422

Total Liabilities and Shareholders’ Equity	$ 1,660,155	$ 1,935,048	$ (1,893,057)	$ 1,702,146

	Condensed Consolidating Balance Sheet As Of August 31, 2002

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Current assets	$ 22,173	$ 157,997	$ (25,780)	$ 154,390
Property and equipment, net	130,730	727,937	-	858,667
Advances to and investments in subsidiaries	1,467,449	422,473	(1,889,922)	-
Equity investments	-	30,505	-	30,505
Goodwill, net	-	92,542	-	92,542
Other assets	12,881	14,964	-	27,845

Total Assets	$ 1,633,233	$ 1,446,418	$ (1,915,702)	$ 1,163,949

Current liabilities	$ 18,524	$ 180,522	$ (23,462)	$ 175,584
Long-term debt	652,639	35,439	(362,867)	325,211
Deferred income taxes	55,086	10,298	-	65,384
Other liabilities	-	12,938	-	12,938
Total shareholders' equity	906,984	1,207,221	(1,529,373)	584,832

Total Liabilities and Shareholders’ Equity	$ 1,633,233	$ 1,446,418	(1,915,702)	$ 1,163,949

Condensed Consolidating Statement Of Income For The Three Months Ended August 31, 2001

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 492	$ 134,751	$ 11,611	$ (14,732)	$ 132,122
Total expenses	5,005	90,970	11,496	(14,732)	92,739
Operating (loss) income	(4,513)	43,781	115	-	39,383
Interest and other income (expense), net	3,751	10,639	(2,477)	(13,960)	(2,047)
Net income (loss)	5,754	32,696	(2,723)	(13,960)	21,767

Condensed Consolidating Statement Of Income For The Three Months Ended August 31, 2002

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 490	$ 152,889	$ -	$ (16,983)	$ 136,396
Total expenses	5,785	98,509	-	(16,983)	87,311
Operating (loss) income	(5,295)	54,380	-	-	49,085
Interest and other (expense) income, net	(5,134)	6,919	-	(2,735)	(950)
Net (loss) income	(23,790)	56,080	-	(2,735)	29,555

Condensed Consolidating Statement Of Income For The Nine Months Ended August 31, 2001

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 1,458	$ 405,290	$ 16,553	$ (58,494)	$ 364,807
Total expenses	15,942	274,156	21,912	(58,494)	253,516
Operating (loss) income	(14,484)	131,134	(5,359)	-	111,291
Interest and other income (expense), net	11,464	24,690	(5,219)	(43,055)	(12,120)
Net (loss) income	(20,697)	133,093	(11,524)	(43,055)	57,817

Condensed Consolidating Statement Of Income For The Nine Months Ended August 31, 2002

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 1,465	$ 440,536	$ -	$ (63,099)	$ 378,902
Total expenses	16,942	296,113	-	(63,099)	249,956
Operating (loss) income	(15,477)	144,423	-	-	128,946
Interest and other income (expense), net	28,323	7,547	-	(51,969)	(16,099)
(Loss) income before cumulative effect of
accounting change	(14,445)	135,702	-	(51,969)	69,288
Net (loss) income	(14,445)	(381,547)	-	(51,969)	(447,961)

Condensed Consolidating Statement Of Cash Flows For The Nine Months Ended August 31, 2001

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$ 20,982	$ 161,311	$ 1,580	$ (64,341)	$ 119,532
Net cash provided by (used in) investing activities	48,163	(162,778)	(1,673)	64,341	(51,947)
Net cash used in financing activities	(69,047)	(1,000)	-	-	(70,047)

Condensed Consolidating Statement Of Cash Flows For The Nine Months Ended August 31, 2002

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$ 17,064	$ 185,699	$ -	$ (59,426)	$ 143,337
Net cash provided by (used in) investing activities	49,749	(144,698)	-	59,426	(35,523)
Net cash used in financing activities	(70,809)	(9,050)	-	-	(79,859)

PART I.       FINANCIAL INFORMATION

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

General

We derive revenues primarily from (i) admissions to racing events and motorsports activities held at our facilities, (ii) revenue generated in conjunction with or as a result of motorsports events  and activities conducted at our facilities, and (iii) catering, concession and merchandising services during or as a result of these events and activities.

"Admissions" revenue includes ticket sales for all of our racing events, activities at DAYTONA USA and other motorsports activities and amusement.

"Motorsports related income" primarily includes television, radio and ancillary rights fees, promotion and sponsorship fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating), advertising revenues, royalties from licenses of our trademarks and track rentals.  Commencing in 2001, NASCAR contracted directly with certain network providers for television rights to the entire NASCAR Winston Cup and Busch Grand National Series schedules.  NASCAR’s current broadcast contracts with NBC Sports and Turner Sports extend through 2006 and through 2008 with FOX and its FX cable network.  Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR Winston Cup and Busch Grand National Series event.  Currently, the radio rights to the NASCAR events at our facilities are negotiated by us, and we retain 100% of the revenues.  Our revenues from corporate sponsorships are paid in accordance with negotiated contracts, with the identities of sponsors and the terms of sponsorship changing from time to time.

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

Our consolidated balance sheets include significant amounts of long-lived assets and goodwill.  Current accounting standards require testing these assets for impairment based on assumptions regarding our future business outlook.  While we continue to review and analyze many factors that can impact our business prospects in the future, our analyses are subjective and are based on conditions existing at and trends leading up to the time the assumptions are made.  Actual results could differ materially from these assumptions.  Our judgments with regard to our future business prospects could impact whether or not an impairment is deemed to have occurred, as well as the timing of the recognition of such an impairment charge.

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

From time to time we utilize derivative instruments in the form of interest rate swaps to assist in managing our interest rate risk.  We do not enter into any derivative instruments for trading purposes.  All of our derivative instruments qualify, or have qualified, for the use of the “short-cut” method of accounting to assess hedge effectiveness in accordance with SFAS No. 133, as amended, and are recognized in our consolidated balance sheet at their fair value.  The fair value of our derivative investments are based on quoted market prices at the date of measurement.

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

Our determination of the treatment of contingent liabilities in the financial statements is based on our view of the expected outcome of the applicable contingency.  In the ordinary course of business we consult with legal counsel on matters related to litigation and other experts both within and outside our Company.  We accrue a liability if the likelihood of an adverse outcome is probable of occurrence and the amount is estimable.  We disclose the matter but do not accrue a liability if either the likelihood of an adverse outcome is only reasonably possible or an estimate is not determinable.

Future Trends in Operating Results

An important component of our operating strategy has been our long-standing practice of focusing closely on supply and demand regarding additional capacity at our facilities.  We continually evaluate the demand for our most popular racing events in order to add capacity that we believe will provide an acceptable rate of return on invested capital.  Through prudent expansion, we attempt to keep demand at a higher level than supply, which stimulates ticket renewals and advance sales.  Advance ticket sales result in earlier cash flow and reduce the potential negative impact of actual and forecasted inclement weather on ticket sales.  While we will join with sponsors and offer promotions to generate additional ticket sales, we avoid rewarding last-minute ticket buyers by discounting tickets.  We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth than to recognize short-term incremental revenue.  Based on the current state of the economy and our desire to keep demand at a higher level than supply, we did not add to our grandstand seating capacity during 2002 and have instituted only modest increases in the weighted average ticket prices for our 2002 events.  Consistent with our strategy described above, we have approved a total of approximately 3,100 and 1,500 net additional grandstand seats at Richmond International Raceway (“Richmond”) and Kansas Speedway (“Kansas”), respectively, and four net additional luxury suites and a luxury “Club-type” seating suite at Richmond to be completed for their 2003 events.  In addition, we expect to continue our strategy of instituting only modest increases in weighted average ticket prices in 2003.  We will continue to evaluate expansion opportunities on an ongoing, as well as the pricing of our tickets and other products.  Over the long term, we plan to continue to expand capacity at our speedways.

Fiscal 2001 was our first year under NASCAR’s multi-year consolidated television broadcast rights agreements with NBC Sports, Turner Sports, FOX and FX.  These agreements cover the domestic broadcast of NASCAR’s entire Winston Cup and Busch Grand National racing seasons from 2001 through 2006.  As a result, our television broadcast and ancillary rights revenues increased approximately 84% in fiscal 2001 as compared to fiscal 2000.  We expect media rights revenues, as well as variable costs tied to the percentage of broadcast rights fees required to be paid to competitors as part of NASCAR Winston Cup and Busch Grand National sanction agreements, to continue to increase based on NASCAR’s announcement that the annual increase in the domestic television rights fees will range between 15% and 21% from 2001 through 2006, with an average increase of 17%.  The increase for fiscal 2002 is approximately 15% and we expect the increase for fiscal 2003 to be approximately 16%.

Future economic conditions may make it more difficult in the short term to increase our revenues from corporate marketing partnerships than it has been in recent years.  However, we believe that our presence in key markets and impressive portfolio of events are beneficial as we continue to pursue renewal and expansion of existing and establishing new corporate marketing partners.  We believe that revenues from our corporate marketing partnerships will continue to grow over the long term.

Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction events at our facilities, particularly with NASCAR, whose sanctioned events at our wholly-owned facilities accounted for approximately 82% of our revenues in fiscal 2001.  Further, our future operating results could be adversely impacted by the postponement and/or cancellation of a major motorsports event due to a number of factors, including inclement weather specific to our events, a general postponement and/or cancellation of all major sporting events in this country as occurred following the September 11, 2001 terrorist attacks, or by a terrorist attack at any mass gathering.

Accounting Change

We elected to early adopt Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” in the first quarter of 2002.  Accordingly, we will not record amortization expense of approximately $18.4 million, on a pre-tax basis, in fiscal 2002 based on the level of goodwill as of November 30, 2001.  The majority of our goodwill was associated with our acquisition of Penske Motorsports, Inc. in fiscal 1999 and was not deductible for tax purposes.  As a result of the discontinuance of the related amortization, our estimated effective tax rate has decreased to 38.6% in fiscal 2002.

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

Raceway Associates, LLC (“Raceway Associates”), which owns and operates Chicagoland Speedway (“Chicagoland”) and Route 66 Raceway and in which we hold a 37.5% indirect equity interest, also elected to early adopt SFAS No. 142.  As a result, starting in fiscal 2002 Raceway Associates will not record amortization expense related to goodwill.  Our proportionate share of their goodwill amortization that would have been recorded in fiscal 2002 totals approximately $92,000 based on Raceway Associates’ goodwill recorded as of November 30, 2001.  During the second quarter of fiscal 2002 Raceway Associates completed the valuation of its Route 66 Raceway reporting unit using discounted cash flows, which reflect changes in certain assumptions since the date of Raceway Associates’ formation, that indicated impairment of the goodwill associated with Route 66 Raceway .  Our proportionate share of Raceway Associates’ cumulative effect of accounting change related to the write-off of goodwill totaled approximately $3.4 million.  In accordance with SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements” we have recognized this impairment in the first quarter of 2002.

Seasonality and Quarterly Results

We derive most of our income from a limited number of NASCAR-sanctioned races.  As a result, our business has been, and is expected to remain, highly seasonal based on the timing of major racing events.  For example, one of our NASCAR Winston Cup races is traditionally held on the Sunday preceding Labor Day.  Accordingly, the revenues and expenses for that race and/or the related supporting events may be recognized in either the fiscal quarter ending August 31 or the fiscal quarter ending November 30.  Further, schedule changes as determined by NASCAR or other sanctioning bodies, as well as the acquisition of additional, or divestiture of existing, motorsports facilities could impact the timing of our major events in comparison to prior or future periods.

In the third quarter of fiscal 2001, we completed the development of and commenced racing operations at Kansas and Chicagoland.  Both facilities hosted inaugural schedules featuring major NASCAR, Indy Racing League and Automobile Racing Club of America events.  Due to the fact that both facilities opened in mid-2001, they were only depreciated for half of the year in fiscal 2001, while they are being depreciated for a full year in fiscal 2002.  In addition, certain operating and general expenses that were only incurred for a partial year in fiscal 2001 are being incurred by these businesses for a full year in fiscal 2002.  Further, while we capitalized approximately $6.3 million in interest for the Kansas and Chicagoland projects through their completion in mid-2001, we do not anticipate that a significant amount of our interest expense will be capitalized in fiscal 2002.  While we expect that the fiscal 2002 results for Kansas and Chicagoland will improve over the fiscal 2001 results as adjusted for depreciation and operating, general and interest expense on a pro forma basis, we expected the actual results reported to decline, impacting both expenses from Kansas and our pro rata share of the income from our investment in Raceway Associates.

Our third quarter results were impacted by certain schedule changes and by the timing of certain events as follows:

·         A Busch Grand National Series event was scheduled by NASCAR at Daytona International Speedway (“Daytona”) in the third quarter of fiscal 2002.  NASCAR scheduled this event at Watkins Glen International (“Watkins Glen”) in the third quarter of fiscal 2001;

·         Michigan International Speedway (“Michigan”) hosted its inaugural Indy Racing League event in the third quarter of fiscal 2002 in lieu of an open wheel event historically sanctioned by Championship Auto Racing Teams.  In conjunction with the Indy Racing League event, NASCAR scheduled a Craftsman Truck Series event at Michigan while an Automobile Racing Club of America event was conducted as a support event to the Championship Auto Racing Teams race in 2001.  A Craftsman Truck Series event was scheduled by NASCAR at Nazareth Raceway (“Nazareth”) in the third quarter of fiscal 2001, however, no similar event was conducted in 2002;

·         Due to the timing of the Labor Day weekend in 2002, Darlington Raceway (“Darlington”) conducted its fall Busch Grand National Series event in the third quarter of fiscal 2002 compared to this event being conducted in the fourth quarter of fiscal 2001;

·         Watkins Glen’s sports car event sanctioned by Grand American Road Racing Association, which was conducted in our second quarter of fiscal 2001, was conducted in our third quarter in fiscal 2002; and

·         We sold our interest in Tucson Raceway effective November 2001.  As a result, our 2002 operations do not include the operating results of that short track facility,

In addition to these schedule changes in our third quarter, our results for the nine months ended August 31, 2002 are impacted by the timing of the following events:

·         Inaugural Indy Racing League, American Motorcyclist Association and Grand American Road Racing Association events were conducted at California Speedway (“California”) during our second quarter of fiscal 2002;

·         The NASCAR Craftsman Truck event held at Homestead-Miami Speedway (“Miami”) in our second quarter of fiscal 2001 will be held in our fourth quarter in fiscal 2002; and

·         Nazareth hosted its inaugural Indy Racing League event during our second quarter of fiscal 2002 in lieu of an open wheel event historically sanctioned by Championship Auto Racing Teams.

These schedule changes and other items discussed above impact the comparability of the reported amounts for the three- and nine-month periods of fiscal 2002 as compared to the same periods of the prior year.  In addition, because of the seasonal concentration of racing events, the results of operations for the three- and nine-month periods ended August 31, 2001 and 2002 are not indicative of the results to be expected for the year.

Comparison of the Results for the Three and Nine Months Ended August 31, 2002 to the Results for the Three and Nine Months Ended August 31, 2001.

The following table sets forth, for each of the indicated periods, certain selected income statement data as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2001	2002	2001	2002
	(Unaudited)

Revenues:
Admissions, net	43.1%	41.9%	41.6%	39.9%
Motorsports related income	40.3	42.3	43.8	45.7
Food, beverage and merchandise income	15.6	13.5	13.6	12.9
Other income	1.0	2.3	1.0	1.5

Total revenues	100.0	100.0	100.0	100.0
Expenses:
Direct expenses:
Prize and point fund monies and NASCAR
sanction fees	12.7	14.6	15.4	16.5
Motorsports related expenses	22.0	19.5	19.3	18.8
Food, beverage and merchandise expenses	8.6	7.7	7.3	7.1
General and administrative expenses	16.0	14.6	16.5	15.5
Depreciation and amortization	10.9	7.6	11.0	8.1

Total expenses	70.2	64.0	69.5	66.0

Operating income	29.8	36.0	30.5	34.0
Interest income	0.6	0.2	0.8	0.3
Interest expense	(5.7)	(4.2)	(5.3)	(4.8)
Equity in net loss from equity investments	3.4	3.3	0.9	0.3
Minority interest	0.2	-	0.3	-

Income before income taxes and cumulative effect
of accounting change	28.3	35.3	27.2	29.8
Income taxes	11.8	13.6	11.3	11.5

Income before cumulative effect of accounting change	16.5	21.7	15.9	18.3
Cumulative effect of accounting change	-	-	-	(136.5)

Net income (loss)	16.5%	21.7%	15.9%	(118.2)%

Admissions revenue increased approximately $135,000, or 0.2%, for the three months ended August 31, 2002, as compared to the three months ended August 31, 2001.  The increase was primarily attributable to the attendance at the NASCAR Busch Grand National Series event conducted at Daytona in fiscal 2002, which was greater than the NASCAR Busch Grand National Series event conducted at Watkins Glen in the prior period.  To a lesser extent, the timing of the fall NASCAR Busch Grand National Series event conducted at Darlington and an increase in the weighted average price of tickets sold at the NASCAR Winston Cup event conducted at Daytona contributed to the increase.  These increases were partially offset by decreased admissions revenue associated with other previously discussed schedule changes.  In addition, inclement weather for certain events conducted at Michigan and Daytona negatively impacted admissions revenue.

Admissions revenue decreased approximately $441,000, or 0.3%, for the nine months ended August 31, 2002, as compared to the nine months ended August 31, 2001.  The decrease is primarily attributable to the previously discussed schedule changes and decreased attendance at certain support events preceding the sold-out Daytona 500 conducted at Daytona.  To a lesser extent, inclement weather for certain events conducted at Michigan and Daytona negatively impacted admissions revenue.  These decreases were partially offset by attendance at the NASCAR Busch Grand National Series event conducted at Daytona in the third quarter, the previously discussed inaugural events conducted at California, the timing of the fall NASCAR Busch Grand National Series event conducted at Darlington and an increase in the weighted average price of tickets sold at certain other events conducted at Daytona and California.

Motorsports related income increased approximately $4.5 million, or 8.5%, for the three months ended August 31, 2002, as compared to the three months ended August 31, 2001.  Over three-quarters of the increase is attributable to increased television broadcast rights fees for NASCAR Winston Cup and NASCAR Busch Grand National events conducted during the period. The remaining increase is primarily attributable to increased promotional and sponsorship revenues for events conducted at Michigan, Daytona and Darlington and, to a lesser extent, advertising revenues.  These increases were partially offset by decreases as a result of other previously discussed schedule changes.

Motorsports related income increased approximately $13.4 million, or 8.4%, for the nine months ended August 31, 2002, as compared to the nine months ended August 31, 2001.  Over three-quarters of the increase is attributable to increased television broadcast rights fees for NASCAR Winston Cup and NASCAR Busch Grand National events conducted during the period.  The remaining increase is primarily attributable to increased promotional and sponsorship revenue for events conducted at Daytona, California, Michigan and Richmond.  These increases were partially offset by decreases related to certain previously discussed schedule changes and a decrease in hospitality for events conducted at Daytona.

Food, beverage and merchandise income decreased approximately $2.2 million, or 10.7%, for the three months ended August 31, 2002, as compared to the three months ended August 31, 2001.  Over two-thirds of the decrease was attributable to an anticipated decrease in merchandise, food, beverage and catering sales at events conducted at Kansas and decreased merchandise and program sales at Chicagoland as both facilities held grand openings and inaugural events in the prior year. Also contributing to the decrease was a decline in concessions at certain events conducted at Michigan as a result of inclement weather and decreased attendance as previously discussed. Also contributing to the decrease at Michigan was a Michigan state law which resulted in our decision to discontinue alcohol sales by our Americrown subsidiary in order to continue to allow race fans to bring their own alcoholic beverages into the facility. To a lesser extent, non-event related merchandise sales contirbuted to the decrease.  These decreases were partially offset by an increase in food, beverage, merchandise and catering sales at events conducted at Daytona.

Food, beverage and merchandise income decreased approximately $948,000, or 1.9%, for the nine months ended August 31, 2002, as compared to the nine months ended August 31, 2001.  These decreases were primarily attributable to the previously discussed grand openings and inaugural events in the prior year at Kansas and Chicagoland.  Also contributing to the decreases were lower non-event related merchandise sales and, to a lesser extent, a decrease in catering operations in the first quarter of fiscal 2002 due to lower hospitality sales for events conducted at Daytona.  Partially offsetting these decreases were increased food, beverage, merchandise and third party commissions for certain other events conducted during the period.

Other income increased approximately $1.8 million, or 138.3%, and $2.1 million, or 57.7%, for the three months and nine months ended August 31, 2002, respectively, as compared to the same periods of the prior year.  This increase is primarily attributable to the gain on the sale of real property in the third quarter of fiscal 2002.

Prize and point fund monies and NASCAR sanction fees increased approximately $3.0 million, or 18.1%, and $6.4 million, or 11.5%, for the three months and nine months ended August 31, 2002, respectively, as compared to the same periods of the prior year.  Over three-quarters of this increase was due to increases in prize and point fund monies paid by NASCAR to participants in events conducted during the periods,  as standard NASCAR sanctioning agreements require that a specified percentage of broadcast rights fees be paid to competitors. These increases were primarily attributable to the increased television broadcast rights fees for the NASCAR Winston Cup and NASCAR Busch Grand National events conducted during the periods and, to a lesser extent, the timing of the Fall NASCAR Busch Grand National event at Darlington and the incremental increase associated with the schedule change for the NASCAR Busch Grand National event conducted at Daytona in July.

Motorsports related expenses decreased approximately $2.6 million, or 8.8%, for the three months August 31, 2002, as compared to the three months ended August 31, 2001.  Over two-thirds of the decrease is attributable to sanction fees and other direct operating costs attributable to the previously discussed schedule changes.  The remaining decrease is attributable to certain operating costs at events conducted at Kansas and Daytona.  Motorsports related expenses as a percentage of combined admissions and motorsports related income decreased to approximately 23.1% for the three months ended August 31, 2002, as compared to 26.4% for the same period in the prior year.  This decrease is primarily attributable to increased television broadcast rights fees, lower sanction fees for the open wheel event at Michigan and increased promotional and sponsorship revenues previously discussed.

Motorsports related expenses increased approximately $546,000, or 0.8%, for the nine months ended August 31, 2002, as compared to the nine months ended August 31, 2001.  The increase was primarily attributable to sanction fees and other direct operating expenses attributable to the inaugural events conducted at California and, to a lesser extent, direct operating costs, including increased security measures, attributable to other events conducted during the periods.  These increases were partially offset by lower sanction fees for the open wheel events at Michigan and Nazareth, as well as other previously discussed schedule changes.  Motorsports related expenses as a percentage of combined admissions and motorsports related income decreased to approximately 21.9% for the nine months ended August 31, 2002, as compared to 22.6% for the same period in the prior year.  This decrease is primarily attributable to increased television broadcast rights fees and lower sanction fees for the open wheel events at Michigan and Nazareth.  Partially offsetting these decreases were non-NASCAR sanctioned, inaugural events conducted at California during the second quarter of fiscal 2002.

Food, beverage and merchandise expense decreased approximately $740,000, or 6.5%, for the three months ended August 31, 2002, as compared to the three months ended August 31, 2001.  The decrease is primarily attributable to product and other costs associated with the previously discussed decrease in sales at events conducted at Kansas and Chicagoland and, to a lesser extent, a decrease in non-event related merchandise sales.  These decreases were partially offset by increased product and other costs associated with increased sales at events conducted at Daytona.  Food, beverage and merchandise expenses as a percentage of food, beverage and merchandise income increased to approximately 57.7% for the three months ended August 31, 2002, as compared to 55.1% for the same period in the prior year.  This increase is primarily attributable to the previously discussed discontinuance of alcohol sales at Michigan, lower margins on certain food and beverage sales due to pricing changes and, to a lesser extent, decreased hospitality sales. These increases were partially offset by a shift in the merchandising product mix at certain events conducted during the period.

Food, beverage and merchandise expense increased approximately $187,000, or 0.7%, for the nine months ended August 31, 2002, as compared to the nine months ended August 31, 2001.  The increase is attributable to product and other costs associated with increased sales during certain events conducted during the period, including the inaugural events at California and other schedule changes as previously discussed.  In addition, the establishment of a mid-western hub of operations to support services to our Michigan, Phoenix, California, Kansas and Chicagoland facilities subsequent to the first quarter in fiscal 2001 contributed to the increase.  These increases were partially offset by decreased sales at events conducted at Kansas and Chicagoland and by other previously discussed schedule changes.  Food, beverage and merchandise expenses as a percentage of food, beverage and merchandise income increased to approximately 55.4% for the nine months ended August 31, 2002, as compared to 53.9% for the same period in the prior year.  This increase is attributable to incremental operating expenses resulting from the aforementioned expansion of our food, beverage and merchandising operations in the mid-west.  In addition, as previously discussed, lower hospitality sales, product pricing changes and the discontinuance of alcohol sales at Michigan contributed to this increase.  These increases were partially offset by a shift in the merchandising product mix at certain events conducted during the period.

General and administrative expenses decreased approximately $1.3 million, or 6.0%, and approximately $1.4 million, or 2.4%, for the three months and nine months ended August 31, 2002, respectively, as compared to the same periods of the prior year.  The decrease is primarily attributable to costs incurred during the prior year period for which there are no comparable costs in the current year, including an increase in our allowance for doubtful accounts and, to a lesser extent, containment of certain costs attributable to our ongoing business.  General and administrative expenses as a percentage of total revenues decreased to 14.6% and 15.5% for the three months and nine months ended August 31, 2002, respectively, as compared to 16.0% and 16.5% for the same periods in the prior year.  This decrease is primarily a result of our revenue growth combined with controlling growth in general and administrative expenses.

Depreciation and amortization expense decreased approximately $3.9 million, or 27.3%, and $9.3 million, or 23.3%, for the three months and nine months ended August 31, 2002, respectively, as compared to the same periods of the prior year.  These decreases are attributable to our adoption of SFAS No. 142 on December 1, 2001, and the related discontinuance of goodwill amortization.  During the three months and nine months ended August 31, 2001 we recorded goodwill amortization of approximately $4.6 million and $13.8 million, respectively, before tax, or $0.08 and $0.23, respectively, per diluted share after tax.  This decrease is partially offset by depreciation related to Kansas in the nine-month period, as depreciation on Kansas did not begin until it commenced operations in June 2001.

Interest income decreased by approximately $457,000, or 60.6%, and $2.0 million, or 68.9%, for the three months and nine months ended August 31, 2002, respectively, as compared to the same periods of the prior year.  This decrease is primarily due to lower interest rates in the current year and, to a lesser extent, the use of restricted investments to complete the construction of Kansas in the prior year.  These decreases were partially offset by increased cash balances during the current year.

Interest expense decreased by approximately $1.8 million, or 23.6%, and $884,000, or 4.6%, for the three months and nine months ended August 31, 2002, respectively, as compared to the same periods of the prior year.  This decrease is attributable to a lower average balance on our credit facilities and decreased interest rates on the Senior Notes, as a result of an interest rate swap agreement, as well as for our credit facilities.  The decrease was partially offset by the interest capitalized in the prior year on the Kansas and Chicagoland developments.

Equity in net income from equity investments represents our pro rata share of the current income from our 37.5% equity investment in Raceway Associates.  Raceway Associates owns and operates Chicagoland and Route 66 Raceway.  The decrease for the nine months ended August 31, 2002, as compared to the same period of the prior year, is attributable to certain operating, interest and depreciation expenses during the current period as Chicagoland did not commence operations until the third quarter of fiscal 2001.

The decrease in our effective income tax rate for the three months and nine months ended August 31, 2002, as compared to the same periods of the prior year, is primarily due to the adoption of SFAS 142 effective December 1, 2001 which requires that we no longer amortize goodwill into earnings.  The majority of our goodwill associated with the Penske Motorsports, Inc. acquisition in fiscal 1999 was not deductible for tax purposes and therefore created a higher effective tax rate in prior periods.

As a result of the foregoing, our income before cumulative effect of accounting change increased approximately $7.8 million and $11.5 million for the three months and nine months ended August 31, 2002, respectively, as compared to the same periods of the prior year.

The cumulative effect of accounting change recognized in the first quarter of fiscal 2002 consists of the non-cash after-tax charges associated with our write-off of goodwill, as well as the write-off of goodwill by Raceway Associates, upon adoption of SFAS No. 142 on December 1, 2001.

Liquidity and Capital Resources

General

We have historically generated sufficient cash flow from operations to fund our working capital needs and capital expenditures at existing facilities, as well as to pay an annual cash dividend. In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance of unsecured senior notes (“Senior Notes”), borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects. At August 31, 2002 we had $225 million principal amount of Senior Notes outstanding, total borrowings of approximately $39 million under our credit facilities and term loan arrangements, and a debt service funding commitment of approximately $68.9 million, net of discount, related to the taxable special obligation revenue (“TIF”) bonds issued by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”). We had working capital deficits of approximately $21.2 million and $28.5 million at August 31, 2002 and November 30, 2001, respectively.

Cash Flows

Net cash provided by operating activities was approximately $143.3 million for the nine months ended August 31, 2002, compared to approximately $119.5 million for the nine months ended August 31, 2001.  The difference between our net loss of approximately $448 million and the $143.3 million of operating cash flow was primarily attributable to:

·         the cumulative effect of accounting change of $517.2 million;

·         depreciation and amortization of $30.6 million;

·         an increase in deferred income of $26.7 million;

·         deferred income taxes of $19.9 million;

·         an increase in income taxes payable of $9.6 million; and

·         an increase in accounts payable and other current liabilities of $3.2 million.

 These differences are partially offset by an increase in inventories, prepaid expenses and other current assets of $12 million and an increase in receivables of $3.4 million.

Net cash used in investing activities was approximately $35.5 million for the nine months ended August 31, 2002, compared to approximately $51.9 million for the nine months ended August 31, 2001. Our use of cash for investing activities reflects $36.8 million in capital expenditures partially offset by a $1.3 million decrease in restricted investments related to the development of Kansas.

Net cash used in financing activities was approximately $79.9 million for the nine months ended August 31, 2002, compared to approximately $70 million for the nine months ended August 31, 2001. Our use of cash for financing activities reflects payments under credit facilities of $70 million, $9.1 million in payments of long-term debt, $3.2 million in cash dividends paid and $831,000 used to reacquire previously issued common stock.  Partially offsetting these items is $3.2 million received in connection with the termination of the Senior Notes interest rate swap.

Capital Expenditures

Capital expenditures totaled approximately $36.8 million for the nine months ended August 31, 2002, compared to $79.3 million for the nine months ended August 31, 2001. Capital expenditures during the nine months ended August 31, 2002 related to purchases of land and other land improvements for the expansion of parking capacity and other uses, enhancements to DAYTONA USA and a variety of additional improvements.

Based on capital projects currently approved we expect to make capital expenditures totaling approximately $54.8 million for approved projects at our facilities which are expected to be completed within the next 24 months.  These projects include construction of additional grandstand seating capacity at Richmond and Kansas and four net additional luxury suites and a luxury “Club-type” seating suite at Richmond, acquisition of land for expansion of parking capacity and other uses and a variety of additional improvements.  We review the capital expenditure program periodically and modify it as required to meet current business needs.

Future Liquidity

Our $250 million senior revolving credit facility ("Credit Facility") matures on March 31, 2004, and accrues interest at LIBOR plus 50 -100 basis points, based on certain financial criteria. At August 31, 2002, we did not have any borrowings outstanding under the Credit Facility.

Our Miami subsidiary has a $20 million credit facility (“Miami Credit Facility”) and a $19 million term loan (“Term Loan”). The Miami Credit Facility and Term Loan are guaranteed by us and have the same interest terms and restrictive covenants as our Credit Facility. The Miami Credit Facility will be automatically reduced to $15 million on December 31, 2002 and will mature on December 31, 2004. At August 31, 2002, our Miami subsidiary had borrowings of $20 million under the Miami Credit Facility. In October of 2002 we repaid the $20 million borrowings under the Miami Credit Facility. The Term Loan is payable in annual installments which range from $5.5 million to $7 million.  Our Miami subsidiary has an interest rate swap agreement that effectively fixes the floating rate on the outstanding balance under the Term Loan at 5.60% plus 50-100 basis points, based on certain consolidated financial criteria, for the remainder of the loan period.

Our $225 million principal amount of unsecured Senior Notes bear interest at 7.875% and rank equally with all of our other senior unsecured and unsubordinated indebtedness.  The Senior Notes require semi-annual interest payments through maturity on October 15, 2004.  The Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at a redemption price as defined in the indenture.  In December 2001, we entered into an interest rate swap agreement to manage interest rate risk exposure on $100 million of the $225 million principal amount of Senior Notes.  Under this agreement, we received fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount.  In August of 2002, we terminated the Senior Notes interest rate swap agreement and received approximately $3.2 million, which is being amortized over the remaining life of the Senior Notes.

In January 1999, the Unified Government issued approximately $71.3 million in TIF bonds in connection with the financing of construction of Kansas Speedway.  At August 31, 2002, outstanding principal on the TIF bonds are comprised of a $20.6 million, 6.15% term bond due December 1, 2017 and a $49.7 million, 6.75% term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government, with payments made in lieu of property taxes (“Funding Commitment”) by our wholly-owned subsidiary, Kansas Speedway Corporation.  Principal (mandatory redemption) payments per the Funding Commitment are payable by Kansas Speedway Corporation on October 1 of each year.  The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year.  Kansas Speedway Corporation granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.  We have agreed to guarantee Kansas Speedway Corporation’s Funding Commitment until certain financial conditions have been met.

We are a member of Motorsports Alliance, LLC (“Motorsports Alliance”) (owned 50% by the Company and 50% by Indianapolis Motor Speedway Corp.) which owns 75% of Raceway Associates.  Raceway Associates owns and operates Chicagoland and Route 66 Raceway.  Effective July 2002, Raceway Associates amended its construction and term loan arrangement and entered into a secured revolving credit facility totaling $15 million.  The members of Motorsports Alliance agreed to guarantee the $50 million in borrowings by Raceway Associates under the construction and term loan arrangement and any additional borrowings on the $15 million revolving loan agreement on a pro rata basis until such time as the operations of Raceway Associates meet certain financial criteria. At August 31, 2002, Raceway Associates met the financial criteria and the members of Motorsports Alliance were released of the guaranty.

At August 31, 2002, we had contractual cash obligations to repay debt and to make payments under operating leases.  Payments due under these long-term obligations are as follows (in thousands):

		Obligations Due by Period

	Total	Less Than One Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt	$ 334,335	$ 10,675	$ 254,165	$ 1,140	$ 68,355
Track facility operating leases	47,186	2,215	4,430	4,430	36,111
Other operating leases	2,286	817	1,439	30	-

Total Contractual Cash Obligations	$ 383,807	$ 13,707	$ 260,034	$ 5,600	$ 104,466

During fiscal 1999, we announced our intention to search for a site for a major motorsports facility in the New York metropolitan area. In January 2000, we announced that, through a wholly-owned subsidiary, we entered into an exclusive agreement with the New Jersey Sports and Exposition Authority to pursue development of a motorsports facility at the Meadowlands Sports Complex in New Jersey.  Under the agreement, the feasibility phase was completed on October 7, 2002.  We have entered into negotiations, which extends our exclusivity for ten months.  The Meadowlands Sports Complex, located five miles west of the Lincoln Tunnel, is the site of Giants Stadium, Continental Airlines Arena and Meadowlands Racetrack and is the home of professional sports franchises, horse racing, college athletics, concerts and family shows.  The New Jersey Sports and Exposition Authority issued a Master Developer Request for Proposal for the redevelopment of the Continental Airlines Arena site in June of 2002.  This Request for Proposal process does not eliminate or modify our rights under the exclusive agreement with the Authority described above for any project involving a motorsports racetrack at the Meadowlands Sports Complex, including the Arena site, until as late as August of 2003.  Notwithstanding this fact, we elected to submit a response to the Request for Proposal that described a proposed multi-phased conceptual development on the Arena site.  The initial phase would include a mixed-use development featuring a state-of-the-art three-quarter mile speedway that would initially include 80,000 grandstand seats and an interactive motorsports-themed entertainment complex, café and retail store.  In September of 2002, the New Jersey Sports and Exposition Authority announced that it had received six proposals.  Should we be selected as a finalist in the request for proposal process, strategic alliances may be formed.  In addition, a successful public/private partnership with the New Jersey Sports and Exposition Authority and the State of New Jersey will be required, which may necessitate legislation to assist in financing of the project.  The New Jersey Sports and Exposition Authority is planning to make a decision on the initial proposals for the Arena site in the first quarter of 2003.

Our cash flow from operations consists primarily of ticket, catering and concession sales and contracted revenues arising from television broadcast rights and marketing partnerships. While we expect our strong operating cash flow to continue in the future, our financial success depends significantly on a number of factors relating to consumer and corporate spending, including economic conditions affecting disposable dollars available from the motorsports industry’s principal sponsors.  In addition, consumer and corporate spending could be adversely affected by economic, security and other lifestyle conditions, resulting in lower than expected future operating cash flows.  General economic conditions were significantly and negatively impacted by the September 11, 2001, terrorist attacks and could be similarly affected by any future attacks or fear of such attacks or acts or prospects of war.  While a weakened economic and business climate, as well as consumer uncertainty created by such a climate, could adversely affect our financial success, we believe that cash flows from operations, along with existing cash and available borrowings under our credit facilities, will be sufficient to fund:

  operations and approved capital projects at existing facilities for the foreseeable future;
  payments required in connection with the funding of the Unified Government’s debt service requirements related to the TIF bonds; and
  payments related to our existing debt service commitments.

We intend to pursue further development and/or acquisition opportunities (including the possible development of new motorsports facilities in the New York metropolitan area) the timing, size and success, as well as associated potential capital commitments of which, are unknown at this time.  Accordingly, a material acceleration in our growth strategy could require us to obtain additional capital through debt and/or equity financings.  Although there can be no assurance, we believe that adequate debt and equity financing will be available on satisfactory terms.

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

Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction the races we promote at our facilities, particularly NASCAR, the sanctioning body for the NASCAR Winston Cup, NASCAR Busch Grand National and the NASCAR Craftsman Truck events.  NASCAR-sanctioned races conducted at our wholly-owned subsidiaries accounted for approximately 82% of our total revenues in fiscal 2001.  Anything which changes the nature of our relationships with the sanctioning bodies, the way sanction agreements are awarded, or the fundamental economic terms of the sanction agreements could adversely affect our business.

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

Our financial success depends significantly upon a number of factors relating to discretionary consumer and corporate spending, including economic conditions affecting disposable consumer income and corporate budgets such as:

·         employment;

·         business conditions;

·         interest rates; and

·         taxation rates.

These factors can impact both attendance at our events and advertising and marketing dollars available from the motorsports industry’s principal sponsors.  There can be no assurance that consumer and corporate spending will not be affected adversely by economic and other lifestyle conditions, thereby impacting our growth, revenue and profitability.  General economic conditions were significantly and negatively impacted by the September 11, 2001 terrorist attacks and could be similarly affected by any future attacks or catastrophic events, especially if they occurred at a mass gathering, even if not at one of our facilities.  A weakened economic and business climate, as well as consumer uncertainty created by such a climate, could adversely affect our financial success.

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

We are controlled by the France family.

The France family members, together, beneficially own approximately 39.5% of our capital stock and approximately 63.5% of the combined voting power of both classes of our common stock.  Accordingly, if members of the France family vote their shares of common stock in the same manner, they can (without the approval of our other shareholders) elect our entire Board of Directors and determine the outcome of various matters submitted to shareholders for approval, including fundamental corporate transactions.  If holders of class B common stock other than the France family elect to convert their beneficially owned shares of class B common stock into shares of class A common stock and members of the France family do not convert their shares, the relative voting power of the France family will increase.  Voting control by the France family may discourage certain types of transactions involving an actual or potential change in control of us, including transactions in which the holders of class A common stock might receive a premium for their shares over prevailing market prices.

We have a material amount of goodwill which, if it becomes further impaired and we are required to write it down to comply with accounting standards, would adversely affect our financial results.

On December 1, 2001, we and our equity investee, Raceway Associates, adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  Under SFAS 142, goodwill and other intangible assets with indefinite useful lives are no longer amortized to earnings but are reviewed at least annually for impairment at the reporting unit level.  Goodwill is the amount by which the costs of an acquisition accounted for using the purchase method exceeds the fair market value of the net assets acquired and is shown as an asset on our balance sheet.  We recorded a non-cash after-tax charge of approximately $517.2 million, including approximately $3.4 million associated with our equity investment in Raceway Associates, as a cumulative effect of accounting change in the first quarter of fiscal 2002.  Even after this charge, approximately $92.5 million, or 8.0% of our total assets as of August 31, 2002, is still represented as goodwill.  If in the future the application of the annual test for impairment of goodwill results in a reduction in the carrying value of the goodwill, we will be required to take the amount of the reduction in goodwill as a non-cash charge against operating income, which would also reduce shareholders’ equity.

We may be held liable for personal injuries.

Motorsports can be dangerous to participants and spectators.  We maintain insurance policies that provide coverage within limits that we believe should generally be sufficient to protect us from a large financial loss due to liability for personal injuries sustained by persons on our property in the ordinary course of our business.  There can be no assurance, however, that the insurance will be adequate or available at all times and in all circumstances.  Our financial condition and results of operations could be affected negatively to the extent claims and expenses in connection with these injuries are greater than insurance recoveries or if insurance coverage for these exposures becomes unavailable or prohibitively expensive.

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

We are subject to changing governmental regulations that could increase our expenses.

We believe that our operations are in material compliance with all applicable federal, state and local environmental, land use and other laws and regulations.  Nonetheless, if it is determined that damage to persons or property or contamination of the environment has been caused or exacerbated by the operation or conduct of our business or by pollutants, substances, contaminants or wastes used, generated or disposed of by us, or if pollutants, substances, contaminants or wastes are found on property currently or previously owned or operated by us, we may be held liable for such damage and may be required to pay the cost of investigation and/or remediation of such contamination or any related damage.  The amount of such liability as to which we are self-insured could be material.  State and local laws relating to the protection of the environment also can include noise abatement laws that may be applicable to our racing events.  Our existing facilities continue to be used in situations where the standards for new facilities to comply with certain laws and regulations, including the ADA, are constantly evolving.  Changes in the provisions or application of federal, state or local environmental, land use or other laws, regulations or requirements to our facilities or operations, or the discovery of previously unknown conditions, also could require us to make additional material expenditures to remediate or attain compliance.

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

Governmental regulation may adversely affect the availability of sponsorships and advertising.

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

We have a significant amount of indebtedness.  As of and for the nine months ended August 31, 2002:

·         our total debt outstanding was approximately $335.9 million;

·         our interest expense was approximately $18.3 million; and

·         our total shareholders’ equity was approximately $584.8 million.

As of September 30, 2002, we had $250 million of current availability for borrowings under our senior revolving credit facility.  This credit facility contains various restrictive covenants.  While we believe cash flow from our operations will be sufficient to fund payments required to service our outstanding debt, there can be no assurance that we will always be able to meet such debt service obligations.  Should we pursue further development and/or acquisition opportunities, the timing, size and success, as well as associated potential capital commitments of which are unknown at this time, we may need to raise additional capital through debt and/or equity financings.  There can be no assurance that adequate debt and equity financing will be available on satisfactory terms.  Any such failure to service our debt or inability to obtain further financing could have a negative effect on our business and operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK.

During the nine months ended August 31, 2002 there have been no material changes in our market risk exposures.

ITEM 4.  CONTROL AND PROCEDURES

Subsequent to August 31, 2002 and prior to the filing of this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at August 31, 2002, and during the period prior to the execution of this report.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to August 31, 2002.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time we are a party to routine litigation incidental to our business.  We do not believe that the resolution of any or all of such litigation is likely to have a material adverse effect on our financial condition or results of operations.

In February 2002 we received service of an amended complaint filed in the United States District Court for the Eastern District of Texas on February 21, 2002 styled Francis Ferko, as Shareholder of Speedway Motorsports, Inc. vs. National Association of Stock Car Racing, Inc., International Speedway Corporation, and Speedway Motorsports, Inc.  The overall gist of the suit is that Texas Motor Speedway should have a second Winston Cup date annually and that NASCAR should be required by the court to grant Texas Motor Speedway a second Winston Cup date annually.  The portion of this suit that is brought against us alleges that we conspired with NASCAR and members of the France Family to “refuse to offer a new Winston Cup race date to any non-ISC owned track whenever ISC has desired to host an additional Winston Cup race.”  The suit seeks unspecified monetary damages from ISC which are claimed to have resulted to Speedway Motorsports from the alleged conspiracy as well as treble damages under the anti-trust laws.  We believe the suit to be without merit and intend to vigorously pursue the defense of the matter.

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

On August 29, 2002, we filed a report on Form 8-K which reported under Item 9. the issuance of a press release which announced that Chairman and CEO William C. France had undergone bypass surgery on August 28, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)
Date:	10/11/2002	/s/ Susan G. Schandel
Susan G. Schandel, Vice President & Chief Financial Officer

Certifications

(appear on following pages)

I, William C. France, certify that:

1. I have reviewed this quarterly report on Form 10-Q of International Speedway Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)         evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)         presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 11, 2002

_/s/ William C. France____________
William C. France
Chairman & Chief Executive Officer

I, James C. France, certify that:

1. I have reviewed this quarterly report on Form 10-Q of International Speedway Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)         evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)         presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 11, 2002

/s/ James C. France_____________
James C. France
President & Chief Operating Officer

I, Susan G. Schandel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of International Speedway Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)         evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)         presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 11, 2002

/s/ Susan G. Schandel
Susan G. Schandel
Vice President & Chief Financial Officer

I, Daniel W. Houser, certify that:

1. I have reviewed this quarterly report on Form 10-Q of International Speedway Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)         evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)         presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 11, 2002

/s/ Daniel W. Houser___
Daniel W. Houser
Controller & Chief Accounting Officer