Form 10-K
period 2002-11-30
INTERNATIONAL SPEEDWAY CORP
filed 2003-01-30
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year period ended November 30, 2002.

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

[x] Yes             [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.  [  ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of December 31, 2002 was $1,117,492,065 based upon the last reported sale price of the Class A Common Stock on the NASDAQ National Market System on that date and the assumption that all directors and executive officers of the Company, and their families, are affiliates.

At December 31, 2002, there were outstanding:

No shares of Common Stock, $.10 par value per share,

25,325,221  shares of Class A Common Stock, $.01 par value per share, and

27,861,456  shares of Class B Common Stock, $.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE. The information required by Part III is to be incorporated by reference from the definitive information statement which involves the election of directors at our April 2003 Annual Meeting of Shareholders and which is to be filed with the Commission not later than 120 days after November 30, 2002.  Certain of the exhibits listed in Part IV are incorporated by reference from the Company=s Registration Statement filed on Form S-4, File No. 333-94085.

UNLESS OTHERWISE INDICATED OR THE CONTEXT OTHERWISE REQUIRES, ALL REFERENCES TO “WE,” “OUR,” "COMPANY" OR "INTERNATIONAL SPEEDWAY" MEAN INTERNATIONAL SPEEDWAY CORPORATION AND ITS CONSOLIDATED SUBSIDIARIES.

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

In addition, Raceway Associates, LLC (“Raceway Associates”), in which we hold a 37.5% indirect equity interest, owns and operates two nationally recognized major motorsports facilities in Illinois:

  Chicagoland Speedway; and
  Route 66 Raceway.

In 2002, these motorsports facilities promoted well over 100 stock car, open-wheel, sports car, truck, motorcycle and other racing events, including:

  20 NASCAR Winston Cup Series events;
  16 NASCAR Busch Series, Grand National Division (“Busch Grand National”) events;
  8 NASCAR Craftsman Trucks Series events;
  8 Indy Racing League IndyCar Series (“IRL”) events;
  2 National Hot Rod Association national events;
  1 Championship Auto Racing Teams (“CART”) FedEx Championship Series event;
  the premier sports car endurance event in the United States (the Rolex 24 at Daytona sanctioned by the Grand American Road Racing Association (“Grand American”); and
  a number of prestigious motorcycle races.

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

We have grown significantly in recent years through both internal and external initiatives.  From fiscal 1998 through fiscal 2002, our revenues increased from $189.0 million to $550.6 million, a compound annual growth rate, or CAGR, of 31%.  In particular, our motorsports related income increased from 38.0% of our total revenues in fiscal 1998 to 47.2% in fiscal 2002, or at a CAGR of 38%.  Over the same period, our EBITDA increased from $74.1 million to $235.4 million, a CAGR of 34%, and our EBITDA margin increased from 39.2% in fiscal 1998 to 42.8% in fiscal 2002.  We calculate EBITDA by adding depreciation and amortization to our operating income, as determined in accordance with accounting principles generally accepted in the United States.  EBITDA is a commonly used measurement to estimate cash flows from operating earnings.

INCORPORATION

We were incorporated in 1953 under the laws of the State of Florida under the name “Bill France Racing, Inc.” and changed our name to “Daytona International Speedway Corporation” in 1957.  With the groundbreaking for Talladega Superspeedway in 1968, we changed our name to “International Speedway Corporation.”  Our principal executive offices are located at 1801 West International Speedway Boulevard, Daytona Beach, Florida 32114, and our telephone number is (386) 254-2700.  We maintain a website at http://www.iscmotorsports.com.  The information on our website is not part of this report.

OPERATIONS

Our motorsports event operations consist principally of racing events at our facilities, which include providing catering, merchandise and food concessions at most of our facilities.  Our other operations include the DAYTONA USA motorsports entertainment complex, MRN Radio, our 37.5% equity investment in Raceway Associates and certain other activities.

We derived approximately 84% of our 2002 revenues from NASCAR‑sanctioned racing events at our wholly-owned facilities, including applicable admissions, hospitality rentals, promotion and sponsorship, television and MRN radio broadcast rights fees, food and beverage concession and catering, souvenir, advertising and other revenues.

In addition to events sanctioned by NASCAR in fiscal 2002 we promoted other stock car, open-wheel, sports car, motorcycle and go‑kart racing events sanctioned by the American Historic Racing Motorcycle Association ("AHRMA"), the American Motorcyclist Association ("AMA"), the Automobile Racing Club of America , CART, the Championship Cup Series ("CCS"), the Federation Internationale de l'Automobile ("FIA"), the Federation Internationale Motocycliste ("FIM"), Grand American, Historic Sportscar Racing ("HSR"), the International Race of Champions ("IROC"), IRL, the Professional Monster Trucks ("ProMT"), the Sports Car Club of America ("SCCA"), the Sportscar Vintage Racing Association ("SVRA"), the United States Auto Club ("USAC") and the World Karting Association ("WKA").

Americrown

We conduct, either through operations of the particular facility or through certain wholly-owned subsidiaries operating under the name Americrown, souvenir merchandising operations, food and beverage concession operations and catering services to corporate customers both in suites and chalets at most of our motorsports facilities.  However, we do not currently conduct food, beverage and catering operations at California.  Americrown also produces and markets motorsports-related merchandise such as apparel, souvenirs and collectibles to retail customers, through Internet and catalog sales and directly to dealers.

DAYTONA USA

DAYTONA USA – The Ultimate Motorsports Attraction, our motorsports-themed entertainment complex, is located adjacent to the Daytona International Speedway and is open 364 days a year, everyday except Christmas.

DAYTONA USA includes (i) the Velocitorium, which covers approximately 60,000 square feet, stands nearly four stories high and contains numerous highly interactive motorsports exhibits including the Acceleration Alley racing simulator and the Daytona Dream Laps motion ride film, many of which are sponsored by leading consumer brands; (ii) DAYTONA USA’s Speedway Tours, a semi-automated tram tour of the Daytona International Speedway’s garage area, pit road and high-banked track; (iii) the Richard Petty Driving and Riding Experience at Daytona; and (iv) for groups of fifteen or more, the VIP Tour, which includes a tour of the Winston Tower.  Adjoining DAYTONA USA are (a) the Daytona Beach Area Convention and Visitors Official Welcome Center; (b) the Daytona International Speedway Ticket Office; (c) Daytona SpeedPlay, a high-tech arcade using state of the art video technology; (d) the Pit Shop, which sells DAYTONA USA, Daytona International Speedway, NASCAR and race teams’ clothing, books, collectibles and other officially licensed merchandise; and (e) the Fourth Turn Grill concessions facility.  We believe that DAYTONA USA and these adjoining facilities appeal to individual tourists, tour groups, conventions and corporate sponsors, thereby (i) increasing the use of our Daytona facility, (ii) expanding our concessions and souvenir sales and (iii) providing greater visibility for our business and motorsports generally, which in turn is expected to increase spectator interest.

MRN Radio

One of our subsidiaries, Motor Racing Network, Inc., does business under the name “MRN Radio,” but is not a radio station.  Rather, it creates race-related programming content carried on radio stations around the country, including a national satellite radio station.  MRN Radio produces and syndicates to radio stations the NASCAR Winston Cup races, NASCAR Busch Grand National races, NASCAR Craftsman Truck races and certain other races conducted at our tracks, as well as some races from tracks we do not own.  Each track presently has the ability to separately contract for the rights to radio broadcasts of events held at its facilities.  In addition, MRN Radio provides production services for Winton Cup Vision, the trackside large screen video display units, at all NASCAR Winston Cup races except for at Indianapolis Motor Speedway which is a track we do not own.  MRN Radio also produces and syndicates daily and weekly NASCAR racing-themed programs.  MRN Radio derives revenue from the sale of national advertising contained in its syndicated programming, the sale of advertising and video production services for Winston Cup Vision, as well as from rights fees paid by radio stations that broadcast the programming.

Chicagoland Speedway and Route 66 Raceway

We indirectly own 37.5% of Raceway Associates.  Raceway Associates owns Chicagoland Speedway (“Chicagoland”) and Route 66 Raceway.  Route 66 Raceway hosts events including National Hot Rod Association drag racing, dirt oval racing and concerts.  Chicagoland is a 1.5-mile moderately banked oval track.  The facility has grandstands that seat approximately 75,000 spectators and 24 luxury suites containing approximately 1,000 additional seats.  Chicagoland, which was awarded a NASCAR Winston Cup, NASCAR Busch Grand National, IRL and Automobile Racing Club of America RE/MAX series event for its inaugural season, successfully commenced motorsports operations in July 2001.

Other Activities

From time to time we use our track facilities for car shows, driving schools, auto fairs, vehicle testing and settings for television commercials, print advertisements and motion pictures.  We also rent “show cars” for promotional events.  We operate Talladega Municipal Airport, which is located adjacent to Talladega.  We rent certain warehouse and office space in Daytona Beach, Florida to other parties.  Our Richmond facility includes a fairgrounds complex that operates various non-motorsports related events.

COMPETITION

Racing events compete with other sports such as professional football, basketball and baseball, as well as other recreational events.  Our events also compete with other racing events sanctioned by various racing bodies such as NASCAR, IRL, CART, USAC, SCCA, Grand American, Automobile Racing Club of America and others, many of which are often held on the same dates at separate tracks.  We believe that the type and caliber of promoted racing events, facility location, sight lines, pricing and level of customer conveniences are the principal factors that distinguish competing motorsports facilities.

EMPLOYEES

As of November 30, 2002, we had over 900 full-time employees.  We also engage a significant number of temporary personnel to assist during periods of peak attendance at our events.  For example, we engage approximately 7,500 persons during Speedweeks at Daytona International Speedway, some of whom are volunteers.  None of our employees are represented by a labor union.  We believe that we enjoy a good relationship with our employees.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, information statements and other information with the SEC.  The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that site is http://www.sec.gov.  The address of our Internet website is www.iscmotorsports.com.  Through a link to the SEC ‘s Internet site on the Investor Relations portion of our Internet website we make available all of our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as beneficial ownership reports filed with the SEC by directors, officers and other reporting persons relating to holdings in International Speedway Corporation securities.  This information is available as soon as the filing is accepted by the SEC.

ITEM 2. PROPERTIES

MOTORSPORTS FACILITIES

The following table sets forth information relating to each of our principal speedway facilities and those in which we have an equity interest as of November 30, 2002:

TRACK NAME	LOCATION

APPROXIMATE NUMBER OF GRANDSTAND SEATS

			APPROXIMATE ACREAGE	TRACK LENGTH
Daytona International Speedway	Daytona Beach, Florida	168,000	440	2.5 miles
Talladega Superspeedway	Talladega, Alabama	143,000	1,435	2.6 miles
Michigan International Speedway	Brooklyn, Michigan	136,000	1,180	2.0 miles
Richmond International Raceway	Richmond, Virginia	100,000	635	0.8 mile
California Speedway	Fontana, California	92,000	566	2.0 miles
Kansas Speedway	Kansas City, Kansas	78,000	1,000	1.5 miles
Phoenix International Raceway	Phoenix, Arizona	75,000	598	1.0 mile
Homestead‑Miami Speedway	Homestead, Florida	65,000	404	1.5 miles
North Carolina Speedway	Rockingham, North Carolina	60,000	300	1.0 mile
Darlington Raceway	Darlington, South Carolina	59,000	230	1.3 miles
Watkins Glen International	Watkins Glen, New York	35,000	1,377	3.4 miles
Nazareth Speedway	Nazareth, Pennsylvania	44,000	283	1.0 mile

Chicagoland Speedway (37.5%)	Joliet, Illinois	75,000	930	1.5 mile
Route 66 Raceway (37.5%)	Joliet, Illinois	30,000	240	¼ mile

DAYTONA INTERNATIONAL SPEEDWAY. The Daytona International Speedway is a high-banked, lighted, asphalt, tri-oval superspeedway that also includes a 3.6-mile road course. Daytona is located on approximately 440 acres of leased land in Daytona Beach, Florida. Our lease with the Daytona Beach Racing and Recreational Authority expires in 2032, including renewal options. We also own various parcels of real property aggregating approximately 350 acres near Daytona, which are used for parking and other ancillary purposes.

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

OTHER FACILITIES.  We own approximately 54 acres of real property across International Speedway Boulevard from Daytona on which are located seven buildings containing an aggregate of approximately 375,000 square feet.  Our corporate headquarters and other offices and facilities are located in a portion of these facilities. We also own concession facilities in Daytona Beach and in Talladega. We lease real estate and office space in Talladega, and the property and premises at the Talladega Municipal Airport. The lease for the Company’s Talladega business offices, located within the International Motorsports Hall of Fame, expires in 2003, including renewals. Our lease for the Talladega Municipal Airport expires in 2022, including renewals.  Two of our wholly-owned subsidiaries, Phoenix Speedway Corporation and ISC.com, rent office and other space in Phoenix, Arizona.  The Kansas facility includes an adjacent Travel Information Center which it operates on behalf of the State of Kansas.  The Richmond facility includes a state fairgrounds complex that operates various non-motorsports events.

TRADEMARKS

We have various registered and common law trademark rights, including "California Speedway", "Darlington Raceway", “The Great American Race”, "Southern 500", "Too Tough to Tame", "Daytona International Speedway", "DAYTONA USA", the "Daytona 500", the "24 Hours of Daytona", "Acceleration Alley", "Daytona Dream Laps", "Speedweeks", "World Center of Racing", "Homestead-Miami Speedway", "Kansas Speedway", "Michigan International Speedway", "Nazareth Speedway", "North Carolina Speedway", "The Rock", "Phoenix International Raceway", "Richmond International Raceway", "The Action Track", "Talladega Superspeedway", "Watkins Glen International", "The Glen", "Americrown", "Motor Racing Network", "MRN", "Truxpo Truck Tour" and related logos.  We also have licenses from NASCAR, various drivers and other businesses to use names and logos for merchandising programs and product sales.  Our policy is to protect our intellectual property rights vigorously, through litigation, if necessary, chiefly because of their proprietary value in merchandise and promotional sales.

ITEM 3. LEGAL PROCEEDINGS

We are from time to time a party to routine litigation incidental to our business.  We do not believe that the resolution of any or all of such litigation is likely to have a material adverse effect on our financial condition or results of operations.

In February 2002 we received service of an amended complaint filed in the United States District Court for the Eastern District of Texas on February 21, 2002 styled Francis Ferko, as Shareholder of Speedway Motorsports, Inc. vs. National Association of Stock Car Racing, Inc., International Speedway Corporation, and Speedway Motorsports, Inc.  The overall gist of the suit is that Texas Motor Speedway should have a second Winston Cup date annually and that NASCAR should be required by the court to grant Texas Motor Speedway a second Winston Cup date annually.  The portion of this suit that is brought against us alleges that we conspired with NASCAR and members of the France Family to “refuse to offer a new Winston Cup race date to any non-ISC owned track whenever ISC has desired to host an additional Winston Cup race.”  The suit seeks unspecified monetary damages from ISC that are claimed to have resulted to Speedway Motorsports from the alleged conspiracy as well as treble damages under the anti-trust laws.  We believe the suit to be without merit and intend to vigorously pursue the defense of the matter.  The fees and expenses associated with the defense of the this suit are not covered by insurance and could adversely impact our financial condition or results of operations and cash flows, even if we ultimately prevail.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                                                                                  PART II

ITEM 5.      MARKET PRICE OF AND DIVIDENDS ON REGISTRANT'S COMMON EQUITY

    AND RELATED STOCKHOLDER MATTERS

At November 30, 2002, International Speedway Corporation had two issued classes of capital stock:  class A common stock, $.01 par value per share, and class B common stock, $.01 par value per share.  The class A common stock is traded on the NASDAQ National Market System under the symbol "ISCA". The class B common stock is traded on NASDAQ=s Over-The-Counter Bulletin Board under the symbol "ISCB" and, at the option of the holder, is convertible to class A common stock at any time.   As of November 30, 2002, there were approximately 3,399 record holders of class A common stock and approximately 805 record holders of class B common stock.

The reported high and low sales prices or high and low bid information as applicable for each quarter indicated are as follows:

	ISCA		ISCB(1)

	High	Low	High	Low

Fiscal 2001:
First Quarter	$ 47.25	$ 36.25	$ 47.00	$ 36.25
Second Quarter	48.00	36.00	47.75	36.00
Third Quarter	44.10	38.38	44.20	38.50
Fourth Quarter	42.67	30.40	42.00	30.60

Fiscal 2002:
First Quarter	44.87	38.41	44.50	38.65
Second Quarter	45.98	39.50	45.76	39.55
Third Quarter	42.13	34.20	42.00	34.00
Fourth Quarter	42.90	31.53	42.85	33.05

(1)           ISCB quotations were obtained from the OTC Bulletin Board and represent prices between dealers and do not include mark‑up, mark‑down or commission. Such quotations do not necessarily represent actual transactions.

DIVIDENDS

Annual dividends of $0.06 per share were declared in the quarter ending in May and paid in June in fiscal years 2001 and 2002 on all common stock that was issued at the time.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	69,419	$41.90	760,559
Equity compensation plans not approved by security holders	-	-	-

Total	69,419	$41.90	760,559

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected financial data as of and for each of the five fiscal years in the period ended November 30, 2002. The income statement data for the three fiscal years in the period ended November 30, 2002, and the balance sheet data as of November 30, 2002 and November 30, 2001, have been derived from our audited historical consolidated financial statements included elsewhere in this report, which financial statements have been audited by Ernst & Young LLP, independent certified public accountants, as indicated in their report thereon. The balance sheet data as of November 30, 2000, and the income statement data and the balance sheet data as of and for the fiscal years ended November 30, 1999 and 1998, have been derived from our audited historical consolidated financial statements.  You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included or incorporated by reference elsewhere in this report.

	For the Year Ended November 30,
	1998	1999	2000	2001	2002

	(in thousands, except per share data)

Income Statement Data: Revenues:
Admissions, net..................................................	$ 86,946	$ 133,897	$ 192,789	$ 214,494	$ 213,255
Motorsports related income.............................	71,793	115,570	175,809	238,208	259,609
Food, beverage and merchandise income......	28,597	46,668	66,880	70,575	70,396
Other income.......................................................	1,632	2,587	4,952	5,233	7,292

Total revenues............................................	188,968	298,722	440,430	528,510	550,552
Expenses: Direct expenses:
Prize and point fund monies and NASCAR sanction fees...........................	28,767	45,615	71,260	87,859	97,290
Motorsports related expenses.....................	33,283	51,590	82,230	98,458	99,441
Food, beverage and merchandise expenses.....................................................	15,025	25,539	38,448	38,251	38,109
General and administrative expenses..............	37,842	54,956	75,030	79,953	80,325
Depreciation and amortization.........................	13,137	25,066	51,150	54,544	41,154

Total expenses............................................	128,054	202,766	318,118	359,065	356,319

Operating income...................................................	60,914	95,956	122,312	169,445	194,233
Interest income.......................................................	4,414	8,780	6,156	3,446	1,211
Interest expense.....................................................	(582)	(6,839)	(30,380)	(26,505)	(24,277)
Equity in net (loss) income from equity investments...........................................................	(905)	(1,819)	(631)	2,935	1,907
Minority interest....................................................	-	(796)	(100)	992	-
Gain on sale of equity investment.......................	1,245	-	-	-	-
North Carolina Speedway litigation....................	-	-	(5,523)	-	-

Income before income taxes and cumulative.....
effect of accounting change.....................	65,086	95,282	91,834	150,313	173,074
Income taxes...........................................................	24,894	38,669	41,408	62,680	66,803

Income before cumulative effect of
accounting change....................................	40,192	56,613	50,426	87,633	106,271
Cumulative effect of accounting change (1)......	-	-	-	-	(517,249)

Net income (loss)...................................................	$ 40,192	$ 56,613	$ 50,426	$ 87,633	$ (410,978)

	For the Year Ended November 30,
	1998	1999	2000	2001	2002

	(in thousands, except per share data)

Earnings per share:
Basic earnings per share before cumulative......
effect of accounting change.........................	$ 1.00	$ 1.22	$ 0.95	$ 1.65	$ 2.00
Cumulative effect of accounting change (1)......	-	-	-	-	(9.75)

Basic earnings (loss) per share............................	$ 1.00	$ 1.22	$ 0.95	$ 1.65	$ (7.75)

Diluted earnings per share before cumulative...
effect of accounting change.........................	$ 1.00	$ 1.22	$ 0.95	$ 1.65	$ 2.00
Cumulative effect of accounting change (1)......	-	-	-	-	(9.74)

Diluted earnings (loss) per share.........................	$ 1.00	$ 1.22	$ 0.95	$ 1.65	$ (7.74)

Dividends per share...............................................	$ 0.06	$ 0.06	$ 0.06	$ 0.06	$ 0.06
Weighted average shares outstanding:
Basic...............................................................	40,025,643	46,394,614	52,962,646	52,996,660	53,036,552
Diluted...........................................................	40,188,800	46,518,977	53,049,293	53,076,828	53,101,535

Balance Sheet Data (at end of period):
Working capital (deficit).......................................	$ 25,514	$ (51,897)	$ (54,041)	$ (28,471)	$ 12,100
Total assets.............................................................	476,818	1,599,127	1,665,438	1,702,146	1,155,971
Long-term debt.......................................................	2,775	496,067	470,551	402,477	309,606
Total debt................................................................	3,373	498,722	475,716	411,702	315,381
Total shareholders’ equity...................................	366,855	902,470	950,871	1,035,422	622,325

(1)           Reflects the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 142, which resulted in a non-cash after-tax charge in the first quarter of fiscal 2002.

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

“Motorsports related income” primarily includes television, radio and ancillary rights fees, promotion and sponsorship fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating), advertising revenues, royalties from licenses of our trademarks and track rentals.  Our revenues from corporate sponsorships are paid in accordance with negotiated contracts, with the identities of sponsors and the terms of sponsorship changing from time to time.  Prior to 2001 we negotiated directly with television and cable networks for coverage of substantially all of our televised NASCAR-sanctioned events.  Under those previous arrangements, the event promoter received 100% of the broadcast rights fees for each NASCAR Winston Cup and NASCAR Busch Grand National event and paid 10% of those broadcast rights fees as a component of the sanction fee to NASCAR.  The event promoter also paid 25% of those broadcast rights fees as part of awards to the competitors.  Commencing in 2001, NASCAR contracted directly with certain network providers for television rights to the entire NASCAR Winston Cup and Busch Grand National series schedules.  NASCAR’s current broadcast contracts with NBC Sports and Turner Sports extend through 2006 and through 2008 with FOX and its FX cable network.  Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR Winston Cup and Busch Grand National series event.  Under the terms of the this arrangement, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR Winston Cup or NASCAR Busch Grand National event as a component of its sanction fees and remits the remaining 90% to the event promoter.  The event promoter continues to pay 25% of the gross broadcast rights fees allocated to the event as part of awards to the competitors.

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

Critical Accounting Estimates

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

Future Trends in Operating Results

Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction events at our facilities, particularly with NASCAR, whose sanctioned events at our wholly-owned facilities accounted for approximately 84% of our revenues in fiscal 2002.  In January 2003, NASCAR announced it would entertain discussions with track operators regarding potential movement of NASCAR Winston Cup dates to larger markets where there may be greater demand resulting in an opportunity for increased revenues to the track operators.  These schedule changes could be phased in beginning in fiscal 2004.  In addition to the potential positive financial impact for the track operators, NASCAR anticipates the sport's broadcast and corporate partners could benefit from the additional exposure generated as the events are moved into under-served areas of the country.  We believe this could be a significant development and could enhance shareholder value for companies involved in the sport, and we plan to discuss opportunities with NASCAR in the coming months.

Fiscal 2001 was our first year under NASCAR’s multi-year consolidated television broadcast rights agreements with NBC Sports, Turner Sports, FOX and FX.  These agreements cover the domestic broadcast of NASCAR’s entire Winston Cup and Busch Grand National racing seasons from 2001 through 2006.  As a result, our television broadcast and ancillary rights revenues increased approximately 84% in fiscal 2001 as compared to fiscal 2000 and approximately 15% in fiscal 2002 as compared to fiscal 2001.  We expect media rights revenues, as well as variable costs tied to the percentage of broadcast rights fees required to be paid to competitors as part of NASCAR Winston Cup and Busch Grand National sanction agreements, to continue to increase based on NASCAR’s announcement that the annual increase in the domestic television rights fees will range between 15% and 21% from 2001 through 2006, with an average increase of 17%.  We expect the increase for fiscal 2003 to be approximately 16%.

NASCAR prize and point fund monies, as well as sanction fees, ("NASCAR direct expenses") are outlined in the sanction agreement for each event and are negotiated in advance of an event.  As previously discussed, included in these NASCAR direct expenses are 25 percent of the television broadcast rights fees allocated to our NASCAR Winston Cup and Busch Grand National events for prize and point fund money.   These annually-negotiated contractual amounts paid to NASCAR contribute to the support and grow the sport of NASCAR stock car racing through payments to the teams and sanction fees to NASCAR.  As such, we do not expect these costs to decrease in the future as a percentage of admissions and motorsports related income.  We anticipate any operating margin improvement to come primarily from economies of scale and controlling costs in areas such as motorsports related and general and administrative expenses.

Current and future economic conditions may make it more difficult in the short term to increase our revenues from corporate marketing partnerships than it has been in recent years.  However, we believe that our presence in key markets and impressive portfolio of events are beneficial as we continue to pursue renewal and expansion of existing and establishing new corporate marketing partners.  We believe that revenues from our corporate marketing partnerships will continue to grow over the long term.

An important component of our operating strategy has been our long-standing practice of focusing closely on supply and demand regarding additional capacity at our facilities.  We continually evaluate the demand for our most popular racing events in order to add capacity that we believe will provide an acceptable rate of return on invested capital.  Through prudent expansion, we attempt to keep demand at a higher level than supply, which stimulates ticket renewals and advance sales.  Advance ticket sales result in earlier cash flow and reduce the potential negative impact of actual and forecasted inclement weather on ticket sales.  While we will join with sponsors and offer promotions to generate additional ticket sales, we avoid rewarding last-minute ticket buyers by discounting tickets.  We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth than to recognize short-term incremental revenue.  We recognize that a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment and other lifestyle and business conditions, can negatively impact attendance at our events.  Based on the then current state of the economy and our desire to keep demand at a higher level than supply, we did not add to our grandstand seating capacity during 2002 and instituted only modest increases in the weighted average ticket prices for our 2002 events.  Consistent with our strategy described above, we have approved a total of approximately 3,100 and 1,500 net additional grandstand seats at Richmond International Raceway (“Richmond”) and Kansas Speedway (“Kansas”), respectively, and four net additional luxury suites and a luxury “Club-type” seating suite at Richmond to be completed for their 2003 events.  In addition, based upon current and potential future economic conditions we have continued our strategy of instituting only modest increases in weighted average ticket prices in 2003.  We will continue to evaluate expansion opportunities, as well as the pricing of our tickets and other products, on an ongoing basis.  Over the long term, we plan to continue to expand capacity at our speedways.

Our future operating results could be adversely impacted by the postponement and/or cancellation of a major motorsports event due to a number of factors, including inclement weather specific to our events, a general postponement and/or cancellation of all major sporting events in this country as occurred following the September 11, 2001 terrorist attacks, by a terrorist attack at any mass gathering or fear of such an attack, or by other acts or prospects of war.

Accounting Change

We elected to early adopt SFAS No. 142, “Goodwill and Other Intangible Assets” in the first quarter of 2002.  Accordingly, we did not record goodwill amortization expense in fiscal 2002, while we recorded goodwill amortization expense of approximately $18.4 million, on a pre-tax basis, in fiscal 2001.  The majority of our goodwill was associated with our acquisition of Penske Motorsports, Inc. in fiscal 1999 and was not deductible for tax purposes.  As a result of the discontinuance of the related amortization, our estimated effective tax rate decreased to approximately 38.6% in fiscal 2002.

Based on an independent appraisal firm’s valuation of the reporting unit level fair value using discounted cash flows, which reflect changes in certain assumptions since the date of the acquisitions, and the identification of qualifying intangibles, upon adoption of SFAS No. 142 in the first quarter of 2002 we recorded a non-cash after tax charge of $513.8 million as a cumulative effect of accounting change for the write-off of goodwill.  We evaluated our long-lived assets, including goodwill, at November 30, 2001 using estimated undiscounted cash flows in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and this analysis did not result in an impairment.  The write-off of goodwill resulted from the use of discounted cash flows in assessment of fair value for each reporting unit as required by SFAS No. 142 and the fact that certain acquired intangible assets were not reclassified and accounted for apart from goodwill upon transition to SFAS No. 142.  In addition, Financial Accounting Standards Board (“FASB”) Staff Announcement Topic No. D-100 states that the transition provisions do not allow entities to “carve-out” from goodwill any intangible assets not identified and measured at fair value in the initial rendering of a business combination and subsequently accounted for separately from goodwill.  At the date of the acquisitions, we recognized our relationships with multiple sanctioning bodies, including NASCAR, CART and IRL evidenced by the sanction agreement assets, and goodwill as a single asset labeled “Goodwill.”  We amortized the combined assets over their estimated useful lives of 40 years.  According to SFAS No. 142, the goodwill impairment loss is measured as the excess of the carrying amount of goodwill (which included the carrying amount of the acquired intangible assets) over the implied fair value of goodwill (which excludes the fair value of the acquired intangible assets).  Thus, the measured goodwill impairment loss was substantially larger than it would have been had the acquired intangible assets been initially recognized apart from goodwill.

Raceway Associates, which owns and operates Chicagoland and Route 66 Raceway and in which we hold a 37.5% indirect equity interest, also elected to early adopt SFAS No. 142.  As a result, starting in fiscal 2002 Raceway Associates did not record amortization expense related to goodwill.  Our proportionate share of their goodwill amortization that would have been recorded in fiscal 2002 totaled approximately $92,000 based on Raceway Associates’ goodwill recorded as of November 30, 2001.  During the second quarter of fiscal 2002 Raceway Associates completed the valuation of its Route 66 Raceway reporting unit using discounted cash flows, which reflect changes in certain assumptions since the date of Raceway Associates’ formation, that indicated impairment of the goodwill associated with Route 66 Raceway.  Our proportionate share of Raceway Associates’ cumulative effect of accounting change related to the write-off of goodwill totaled approximately $3.4 million.  In accordance with SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements” we have recognized this impairment in the first quarter of 2002.

The following table sets forth, for each of the indicated periods, certain selected income statement data as a percentage of total revenues:

'>
	For the Year Ended November 30,
	2000	2001	2002

Revenues:
Admissions, net......................................................................................................	43.8%	40.6%	38.7%
Motorsports related income.................................................................................	39.9	45.1	47.2
Food, beverage & merchandise income..............................................................	15.2	13.3	12.8
Other income...........................................................................................................	1.1	1.0	1.3

Total revenues........................................................................................................	100.0	100.0	100.0
Expenses:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees..........................	16.2	16.6	17.6
Motorsports related expenses.........................................................................	18.7	18.6	18.1
Food, beverage and merchandise expenses..................................................	8.7	7.3	6.9
General and administrative expenses..................................................................	17.0	15.1	14.6
Depreciation and amortization..............................................................................	11.6	10.3	7.5

Total expenses........................................................................................................	72.2	67.9	64.7

Operating income.......................................................................................................	27.8	32.1	35.3
Interest income (expense) net...................................................................................	(5.5)	(4.4)	(4.2)
Equity in net (loss) income from equity investments...........................................	(0.1)	0.5	0.3
Minority interest.........................................................................................................	-	0.2	-
North Carolina Speedway litigation.........................................................................	(1.3)	-	-

Income before income taxes and cumulative effect of accounting change.......	20.9	28.4	31.4
Income taxes................................................................................................................	9.5	11.8	12.1

Income before cumulative effect of accounting change......................................	11.4	16.6	19.3
Cumulative effect of accounting change................................................................	-	-	(94.0)

Net income (loss)........................................................................................................	11.4%	16.6%	(74.7%)

Comparison of Fiscal 2002 to Fiscal 2001

In the third quarter of fiscal 2001, we completed the development of and commenced racing operations at Kansas and Chicagoland.  Both facilities hosted inaugural schedules featuring major NASCAR, IRL and Automobile Racing Club of America events.  Due to the fact that both facilities opened in mid-2001, they were only depreciated for half of the year in fiscal 2001, while they were depreciated for a full year in fiscal 2002.  In addition, certain operating and general expenses that were only incurred for a partial year in fiscal 2001 were incurred by these businesses for a full year in fiscal 2002.  Further, while we capitalized approximately $6.3 million in interest expense for the Kansas and Chicagoland projects through their completion in mid-2001, no interest expense was capitalized related to those developments in fiscal 2002.  While the fiscal 2002 results for Kansas and Chicagoland would show improvement over the fiscal 2001 results if normalized for depreciation and operating, general and interest expense, actual results reported declined, impacting both expenses related to Kansas and our pro rata share of the income from our investment in Raceway Associates.

Our fiscal 2002 results were also impacted by certain motorsports event schedule changes as follows:

·         inaugural IRL, American Motorcyclist Association and Grand American events were conducted at California Speedway (“California”) during fiscal 2002;

·         a Busch Grand National series event was scheduled by NASCAR at Daytona International Speedway (“Daytona”) in the third quarter of fiscal 2002.  NASCAR scheduled this event at Watkins Glen International in the third quarter of fiscal 2001;

·         Michigan International Speedway (“Michigan”) hosted its inaugural IRL event in fiscal 2002 in lieu of an open wheel event historically sanctioned by CART.  In conjunction with the IRL event, NASCAR scheduled a Craftsman Truck Series event at Michigan while an Automobile Racing Club of America event was conducted as a support event to the CART race in 2001;

·         a Craftsman Truck Series event was scheduled by NASCAR at Nazareth Raceway (“Nazareth”) in fiscal 2001, however, no similar event was conducted in 2002;

·         Nazareth hosted its inaugural IRL event during fiscal 2002 in lieu of an open wheel event historically sanctioned by CART;

·         we sold our interest in Tucson Raceway effective November 2001.  As a result, our 2002 operations do not include the operating results of that short track facility.

These schedule changes and other items discussed above impact the comparability of the reported amounts for fiscal 2002 as compared to fiscal 2001.

Admissions revenue decreased approximately $1.2 million, or 0.6%, in fiscal 2002 as compared to fiscal 2001. The decrease is primarily attributable to the previously discussed schedule changes at Michigan and Nazareth, decreased attendance for the CART event at California and inclement weather impacting certain support events preceding the sold-out Daytona 500 as well as certain events conducted at Michigan, Talladega Superspeedway and Darlington Raceway.  These decreases were partially offset by attendance at the NASCAR Busch Grand National series event added to the schedule at Daytona, the previously discussed inaugural events at California and an increase in the weighted average price of tickets sold for certain other events conducted at Daytona and Kansas.

Motorsports related income increased approximately $21.4 million, or 9.0%, in fiscal 2002 as compared to fiscal 2001.  Over three-quarters of this increase is a result of increased television broadcast and ancillary rights fees for NASCAR Winston Cup and NASCAR Busch Grand National series events conducted during the year.  The remaining increase is primarily attributable to increased promotional and sponsorship revenues and the inaugural events at California.  These increases were partially offset by decreases related to certain other previously discussed schedule changes, decreases in promotional and sponsorship, hospitality and other revenues for the CART event at California and hospitality at certain events at Daytona.

Food, beverage and merchandise income decreased approximately $179,000, or 0.3%, in fiscal 2002 as compared to fiscal 2001.  The decrease is primarily attributable to the anticipated decrease in merchandise, food, beverage and catering sales at events conducted at Kansas and merchandise and souvenir program sales at Chicagoland as both facilities held grand openings and inaugural events in the prior year.  To a lesser extent, non-event related merchandise sales, lower hospitality related catering sales at Daytona and inclement weather impacting attendance at certain previously discussed events contributed to the decrease.  Partially offsetting these decreases were increased food, beverage, merchandise and third party commissions for a number of other events conducted during the year, our assumption of catering operations at Phoenix International Raceway (“Phoenix”) and the previously discussed inaugural events at California.

Other income increased approximately $2.1 million, or 39.3%, in fiscal 2002 as compared to fiscal 2001.  This increase is primarily attributable to a gain on the sale of real property in the third quarter of fiscal 2002.

Prize and point fund monies and NASCAR sanction fees increased approximately $9.4 million, or 10.7%, in fiscal 2002 as compared to fiscal 2001.  The increase is primarily attributable to increased prize and point fund monies.  The majority of that increase was related to increased television broadcast rights fees for the NASCAR Winston Cup and NASCAR Busch Grand National events conducted during the year, as standard NASCAR sanctioning agreements require that a specified percentage of broadcast rights fees be paid to competitors.

Motorsports related expenses increased approximately $1.0 million, or 1.0%, in fiscal 2002 as compared to fiscal 2001.  The increase is primarily attributable to sanction fees and other direct operating costs for the inaugural events conducted at California and, to a lesser extent, strategic marketing initiatives and other direct operating costs including increased security measures at events conducted during fiscal 2002.  These increases were partially offset by lower sanction fees for the open wheel events at Michigan and Nazareth and, to a lesser extent, cost containment at a number of our events.  Motorsports related expenses as a percentage of combined admissions and motorsports related income decreased to approximately 21.0% in fiscal 2002 from approximately 21.8% in fiscal 2001.  This decrease is primarily attributable to increased television broadcast rights fees and lower sanction fees for the open wheel events at Michigan and Nazareth, partially offset by the previously discussed inaugural events at California.

Food, beverage and merchandise expenses decreased approximately $142,000, or 0.4%, in fiscal 2002 as compared to fiscal 2001.  The decrease is primarily attributable to product and other costs associated with the previously discussed decrease in sales at events conducted at Kansas and Chicagoland and, to a lesser extent, product costs related to a decrease in the current year for certain non-event merchandise sales.  These decreases are partially offset by increased product and other costs associated with increased sales at numerous events during the year, including the inaugural events at California and the assumption of catering operations at Phoenix.  Food, beverage and merchandise expenses as a percentage of food, beverage and merchandise income in fiscal 2002 was comparable to fiscal 2001, with margin improvement resulting from a decrease in certain lower margin non-event merchandise sales being offset by certain retail pricing changes and numerous other factors.

General and administrative expenses increased approximately $372,000, or 0.5%, in fiscal 2002 as compared to fiscal 2001.  Increases attributable to professional fees, certain strategic technology initiatives and insurance were largely offset by costs incurred during the prior year for which there were no comparable costs in fiscal 2002, including doubtful accounts, and containment of certain costs attributable to our ongoing business.  General and administrative expenses as a percentage of total revenue decreased from approximately 15.1% in fiscal 2001 to approximately 14.6% in fiscal 2002 primarily as a result of our revenue growth combined with a decrease in write-offs of receivables in fiscal 2002 and controlling growth in general and administrative expenses in fiscal 2002.

Depreciation and amortization expense decreased approximately $13.4 million, or 24.5%, in fiscal 2002 as compared to fiscal 2001.  The decrease is attributable to our adoption of SFAS No. 142 on December 1, 2001, and the related discontinuance of goodwill amortization.  During fiscal year 2001 we recorded goodwill amortization of approximately $18.4 million before tax, or $0.30 per diluted share after tax.  This decrease is partially offset by depreciation related to Kansas, as depreciation on Kansas did not begin until it commenced operations in June 2001.

Interest income decreased by approximately $2.2 million, or 64.9%, in fiscal 2002 as compared to fiscal 2001.  The decrease is primarily due to lower interest rates in fiscal 2002 and, to a lesser extent, the use of restricted investments to complete the construction of Kansas in fiscal 2001.  The decrease was partially offset by increased cash balances during fiscal 2002.

Interest expense decreased by approximately $2.2 million, or 8.4%, in fiscal 2002 as compared to fiscal 2001.  This decrease is attributable to lower average balances on our credit facilities and decreased interest rates on the Senior Notes, as a result of an interest rate swap agreement, as well as for our credit facilities.  This decrease was largely offset by interest capitalized on borrowings for the Kansas and Chicagoland developments during fiscal 2001, which began operations in the third quarter of fiscal 2001.

Equity in net income from equity investments represents our pro rata share of the current income from our 37.5% equity investment in Raceway Associates.  Raceway Associates owns and operates Chicagoland and Route 66 Raceway.  The decrease for fiscal 2002, as compared to fiscal 2001, is attributable to certain operating, interest and depreciation expenses during the current period as Chicagoland did not commence operations until the third quarter of fiscal 2001.

The decrease in our effective income tax rate in fiscal 2002, as compared to fiscal 2001, is primarily attributable to the adoption of SFAS No. 142 effective December 1, 2001 which requires that we no longer amortize goodwill into earnings.  The majority of our goodwill associated with the Penske Motorsports, Inc. acquisition in fiscal 1999 was not deductible for tax purposes and therefore created a higher effective tax rate in prior periods.

As a result of the foregoing, our income before cumulative effect of accounting change increased approximately $18.6 million, or 21.3%, in fiscal 2002 as compared to fiscal 2001.

The cumulative effect of accounting change recognized in the first quarter of fiscal 2002 consists of the non-cash after-tax charges associated with our write-off of goodwill, as well as the write-off of goodwill by Raceway Associates, upon adoption of SFAS No. 142 on December 1, 2001.

        Comparison Of Fiscal 2001 To Fiscal 2000

Due to the following factors, our fiscal 2001 results of operations, are not necessarily comparable to results in fiscal 2000:

·         the increase in television broadcast rights fees, and the related impact on our NASCAR-related direct expenses, as a result of the new television broadcast agreements which began in fiscal 2001 for all NASCAR Winston Cup and NASCAR Busch Grand National events;

·         commencement of motorsports event operations at the Kansas and Chicagoland speedways in fiscal 2001;

·         sale of our Competition Tire subsidiaries in November 2000;

·         the acquisition of the remaining 10% interest we did not already own in Homestead-Miami Speedway (“Miami”) in October 2001; and

·         certain schedule changes for motorsports events in fiscal 2001 as compared to fiscal 2000.

Admissions revenue increased approximately $21.7 million, or 11.3%, in fiscal 2001 as compared to fiscal 2000.  The majority of this increase is attributable to new events in 2001, including the inaugural events conducted at Kansas and an inaugural IRL event at Richmond International Raceway (“Richmond”).  An increase in the weighted average price of tickets sold and increased seating capacity at other events conducted at Daytona, Talladega and Richmond also contributed to the increase.

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

Liquidity and Capital Resources

General

We have historically generated sufficient cash flow from operations to fund our working capital needs and capital expenditures at existing facilities, as well as to pay an annual cash dividend. In addition, we have used the proceeds from offerings of our class A common stock, the net proceeds from the issuance of Senior Notes, borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects.  At November 30, 2002, we had $225 million principal amount of Senior Notes outstanding, total borrowings of approximately $19 million under our term loan arrangements, and a debt service funding commitment of approximately $68.8 million, net of discount, related to the TIF bonds issued by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”).  We had working capital of approximately $12.1 million at November 30, 2002 and a working capital deficit of approximately $28.5 million at November 30, 2001.

Cash Flows

Net cash provided by operating activities was approximately $178.6 million for fiscal 2002, compared to approximately $160.7 million for fiscal 2001.  The difference between our net loss of approximately $411.0 million and the $178.6 million of operating cash flow was primarily attributable to:

·         the cumulative effect of accounting change of $517.2 million;

·         depreciation and amortization of $41.2 million;

·         deferred income taxes of $29.5 million;

·         an increase in income taxes payable of $4.5 million;

·         an increase in accounts payable and other current liabilities of $2.9 million;

·         amortzation of unearned compensation and financing costs of $2.8 million; and

·         a decrease in inventories, prepaid expenses and other current assets of $2.2 million.

These differences are partially offset by an increase in receivables of $5.4 million, undistributed income from equity investments of $1.9 million and a decrease in deferred income of $1.8 million.

Net cash used in investing activities was approximately $40.3 million for fiscal 2002, compared to approximately $72.0 million for fiscal 2001.  Our use of cash for investing activities reflects $53.5 million in capital expenditures.  This use of cash is partially offset by $5.6 million in proceeds from subordinate sales tax special obligation revenue bonds issued by the Unified Government, $4.0 million in proceeds from Raceway Associates as repayment of previous advances, $3.8 million in proceeds relating to the sale of certain real property and other assets and $1.3 million in proceeds from restricted investments related to the development of Kansas.

Net cash used in financing activities was approximately $100.0 million for fiscal 2002, compared to approximately $68.3 million for fiscal 2001.  Our use of cash for financing activities reflects payments under credit facilities of $90.0 million, $9.2 million in payments of long-term debt, $3.2 million in cash dividends paid and $831,000 used to reacquire previously issued common stock.  Partially offsetting these items is $3.2 million received in connection with the termination of the Senior Notes interest rate swap agreement.

Capital Expenditures

Capital expenditures totaled approximately $53.5 million for fiscal 2002, compared to $98.4 million for fiscal 2001.  Capital expenditures during fiscal 2002 related to purchases of land and other land improvements for the expansion of parking capacity and other uses, enhancements to DAYTONA USA and a variety of additional improvements.

Based on capital projects currently approved we expect to make capital expenditures totaling approximately $46.8 million for approved projects at our facilities which are expected to be completed within the next 24 months.  These projects include construction of additional grandstand seating capacity at Richmond and Kansas and four net additional luxury suites and a luxury “Club-type” seating suite at Richmond, acquisition of land for expansion of parking capacity and other uses and a variety of additional improvements.  We review the capital expenditure program periodically and modify it as required to meet current business needs.

Future Liquidity

Our $250 million senior revolving credit facility (“Credit Facility”) matures on March 31, 2004, and accrues interest at LIBOR plus 50 -100 basis points, based on certain financial criteria.  At November 30, 2002, we did not have any borrowings outstanding under the Credit Facility.

Our Miami subsidiary has a $20 million credit facility (“Miami Credit Facility”) and a $19 million term loan (“Term Loan”).  The Miami Credit Facility and Term Loan are guaranteed by us and have the same interest terms and restrictive covenants as our Credit Facility.  The Miami Credit Facility will be automatically reduced to $15 million in December 2002 and matures on December 31, 2004.  At November 30, 2002, we did not have any borrowings outstanding under the Miami Credit Facility.  The Term Loan is payable in annual installments which range from $5.5 million to $7.0 million.  We have an interest rate swap agreement that effectively fixes the floating rate on the outstanding balance under the Term Loan at 5.6% plus 50-100 basis points, based on certain consolidated financial criteria, for the remainder of the loan period.

Our $225 million principal amount of unsecured Senior Notes bears interest at 7.875% and rank equally with all of our other senior unsecured and unsubordinated indebtedness.  The Senior Notes require semi-annual interest payments through maturity on October 15, 2004.  The Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at a redemption price as defined in the indenture.  In December 2001, we entered into an interest rate swap agreement to manage interest rate risk exposure on $100 million of the $225 million principal amount of Senior Notes.  Under this agreement, we received fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount.  In August 2002, we terminated the Senior Notes interest rate swap agreement and received approximately $3.2 million, which is being amortized over the remaining life of the Senior Notes.

In January 1999, the Unified Government issued approximately $71.3 million in TIF bonds in connection with the construction of Kansas Speedway.  At November 30, 2002, outstanding principal on the TIF bonds are comprised of a $20.5 million, 6.15% term bond due December 1, 2017 and a $49.7 million, 6.75% term bond due December 1, 2027.  The TIF bonds are repaid by the Unified Government, with payments made in lieu of property taxes (“Funding Commitment”) by our wholly-owned subsidiary, Kansas Speedway Corporation.  Principal (mandatory redemption) payments per the Funding Commitment are payable by Kansas Speedway Corporation on October 1 of each year.  Kansas Speedway Corporation granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.  We have agreed to guarantee Kansas Speedway Corporation’s Funding Commitment until certain financial conditions have been met.  In October 2002, the Unified Government issued additional subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas project and to fund certain additional construction.  The 2002 STAR Bonds will be retired with state and local taxes generated within the speedway’s boundaries and are not our obligation.  Kansas Speedway Corporation has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds.  At November 30, 2002, the Unified Government had $6.3 million outstanding on 2002 STAR Bonds.  We have agreed to provide financial support to Kansas Speedway Corporation, if necessary, under a keepwell agreement to perform under its guarantee of the 2002 STAR Bonds.

We are a member of Motorsports Alliance (owned 50% by us and 50% by Indianapolis Motor Speedway Corp.), which owns 75% of Raceway Associates.  Raceway Associates owns and operates Chicagoland and Route 66 Raceway.  Effective July 2002, Raceway Associates amended its $50 million construction and term loan arrangement and entered into a secured revolving credit facility totaling $15 million.  At November 30, 2002, Raceway Associates had approximately $47.6 million outstanding under its construction and term loan and did not have any borrowings outstanding under its credit facility.  The members of Motorsports Alliance have agreed to provide financial support to Raceway Associates, if necessary, under a keepwell agreement to perform under its construction and term loan and credit facility on a pro rata basis.

At November 30, 2002, we had contractual cash obligations to repay debt, to make payments under operating agreements, leases and commercial commitments in the form of guarantees and unused lines of credits.

Payments due under these long-term obligations are as follows (in thousands):

		Obligations Due by Period

	Total	Less Than One Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt	$ 314,160	$ 5,775	$ 239,395	$ 1,405	$ 67,585
Track facility operating agreement	46,795	2,220	4,440	4,440	35,695
Other operating leases	6,573	1,969	3,112	611	881

Total Contractual Cash Obligations	$ 367,528	$ 9,964	$ 246,947	$ 6,456	$ 104,161

Commercial commitment expirations are as follows (in thousands):

		Commitment Expiration by Period

	Total	Less Than One Year	1-3 Years	4-5 Years	After 5 Years

Guarantees	$ 6,320	$ -	$ 1,245	$ 1,320	$ 3,755
Keepwell agreements	23,800	2,400	4,800	4,800	11,800
Unused credit facilities	270,000	5,000	265,000	-	-

Total Commercial Commitments	$ 300,120	$ 7,400	$ 271,045	$ 6,120	$ 15,555

During fiscal 1999, we announced our intention to search for a site for a major motorsports facility in the New York metropolitan area. In January 2000, we announced that, through a wholly-owned subsidiary, we entered into an exclusive agreement with the New Jersey Sports and Exposition Authority (the “Authority”) to pursue development of a motorsports facility at the Meadowlands Sports Complex in New Jersey.  The feasibility phase of the agreement was completed on October 7, 2002.  We have entered into negotiations, which extends our exclusivity for ten months.  The Meadowlands Sports Complex, located five miles west of the Lincoln Tunnel, is the site of Giants Stadium, Continental Airlines Arena and Meadowlands Racetrack and is the home of professional sports franchises, horse racing, college athletics, concerts and family shows.  The Authority issued a Master Developer Request for Proposal for the redevelopment of the Continental Airlines Arena site in June of 2002.  This Request for Proposal process does not eliminate or modify our rights under the exclusive agreement with the Authority described above for any project involving a motorsports racetrack at the Meadowlands Sports Complex, including the Arena site, until as late as August of 2003.  Notwithstanding this fact, we elected to submit a response to the Request for Proposal that described a proposed multi-phased conceptual development on the Arena site.  We were not selected as a finalist for redevelopment of the Continental Airlines Arena site, however, we are continuing our negotiations with the Authority with respect to other property at the Meadowlands Sports Complex.

Our cash flow from operations consists primarily of ticket, catering and concession sales and contracted revenues arising from television broadcast rights and marketing partnerships. While we expect our strong operating cash flow to continue in the future, our financial success depends significantly on a number of factors relating to consumer and corporate spending, including economic conditions affecting disposable dollars available from the motorsports industry’s principal sponsors.  Consumer and corporate spending could be adversely affected by economic, security and other lifestyle conditions, resulting in lower than expected future operating cash flows.  General economic conditions were significantly and negatively impacted by the September 11, 2001, terrorist attacks and could be similarly affected by any future attacks or fear of such attacks or acts or prospects of war.  In addition, the Internal Revenue Service (the “Service”) is currently performing a routine examination of our Federal income tax returns for the years ended November 30, 1999 and 2000 and is examining certain depreciation treatments.  We believe that our application of the Federal Income Tax regulations in question, which have been applied consistently since being instituted in 1986 and have been subjected to previous Service audits, is appropriate, and we intend to vigorously defend the merits of our position if necessary.  While an adverse resolution of these matters could result in a significant negative impact on cash flow, we do not expect that such an outcome would have a material impact on earnings.

The items discussed above could adversely affect our financial success and future cash flow, however, we believe that cash flows from operations, along with existing cash and available borrowings under our existing credit facilities, will be sufficient to fund:

·         operations and approved capital projects at existing facilities for the foreseeable future;

·         payments required in connection with the funding of the Unified Government’s debt service requirements related to the TIF bonds;

·         payments related to our existing debt service commitments;

·         any adjustment that may ultimately occur as a result of the examination by the Service; and

·         the fees and expenses incurred in connection with the current legal proceeding discussed previously in Item 3 “Legal Proceedings.”

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

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost.  It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets.  SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.  Our adoption of SFAS No. 143 in fiscal 2003 is not expected to have a material impact on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.”  Consistent with prior guidance SFAS No. 144 continues to require a three-step approach for recognizing and measuring the impairment of assets to be held and used.  Assets to be sold must be stated at the lower of the asset’s carrying amount or fair value and depreciation is no longer recognized.  SFAS No. 144 is effective for years beginning after December 15, 2001.  Our adoption of SFAS No. 144 in fiscal 2003 is not expected to have a material impact on our financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.”  With the rescission of SFAS No. 4, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30.  Applying the provisions of APB Opinion No. 30 will distinguish transactions that are part of an entities recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item.  SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.  This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects.  SFAS No. 145 also makes technical corrections to existing pronouncements.  While those corrections are not substantive in nature, in some instances, they may change accounting practice.  The provisions of SFAS No. 145 shall be applied for fiscal years beginning after May 15, 2002.  Our adoption of SFAS No. 145 in fiscal 2003 is not expected to have a material impact on our financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, with earlier application encouraged.  Our adoption of SFAS No. 146 in fiscal 2003 is not expected to have a material impact on our financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The disclosure requirements of this interpretation are effective for interim and annual periods after December 15, 2002.  The initial recognition and initial measurement requirements of this interpretation are effective prospectively for guarantees issued or modified after December 31, 2002.  The interpretation’s expanded disclosures will not have a material impact on our financial position or results of operations.  We are assessing, but at this point do not believe the adoption of the recognition and initial measurement requirements of this interpretation will have a material impact on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.  We have applied the disclosure provisions in SFAS No. 148 in our consolidated financial statements and the accompanying notes included elsewhere in this report.  Our adoption of SFAS No. 148 in fiscal 2003 is not expected to have a material impact on our financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.”  This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities.  Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests.  This interpretation defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved.  This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when this interpretation becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003.  The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.  Based on the recent release of this interpretation, we have not completed our assessment as to whether or not the adoption of this interpretation will have a material impact on our financial position or results of operations.

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

Many of these factors are beyond our ability to control or predict.  We caution you not to put undue reliance on forward-looking statements or to project any future results based on such statements or on present or prior earnings levels.  Some of the factors that could cause the actual results to differ materially are set forth below. Additional information concerning these, or other factors which could cause the actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s other SEC filings.  Copies of those filings are available from us and/or the SEC.

Our success depends on our relationships with motorsports sanctioning bodies, particularly NASCAR.

Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction the races we promote at our facilities, particularly NASCAR, the sanctioning body for the NASCAR Winston Cup, NASCAR Busch Grand National and the NASCAR Craftsman Truck events.  NASCAR-sanctioned races conducted by our wholly-owned subsidiaries accounted for approximately 84% of our total revenues in fiscal 2002.

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

Our financial success depends significantly upon a number of factors relating to discretionary consumer and corporate spending, including economic conditions affecting disposable consumer income and corporate budgets such as:

·         employment;

·         business conditions;

·         interest rates; and

·         taxation rates.

These factors can impact both attendance at our events and advertising and marketing dollars available from the motorsports industry’s principal sponsors.  There can be no assurance that consumer and corporate spending will not be affected adversely by economic and other lifestyle conditions, thereby impacting our growth, revenue and profitability.  General economic conditions were significantly and negatively impacted by the September 11, 2001, terrorist attacks and could be similarly affected by any future attacks, by a terrorist attack at any mass gathering or fear of such attacks, or by other acts or prospects of war.  A weakened economic and business climate, as well as consumer uncertainty created by such a climate, could adversely affect our financial success.

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

We are controlled by the France family.

The France family members, together, beneficially own approximately 39.5% of our capital stock and approximately 63.7% of the combined voting power of both classes of our common stock.  Accordingly, if members of the France family vote their shares of common stock in the same manner, they can (without the approval of our other shareholders) elect our entire Board of Directors and determine the outcome of various matters submitted to shareholders for approval, including fundamental corporate transactions.  If holders of class B common stock other than the France family elect to convert their beneficially owned shares of class B common stock into shares of class A common stock and members of the France family do not convert their shares, the relative voting power of the France family will increase.  Voting control by the France family may discourage certain types of transactions involving an actual or potential change in control of us, including transactions in which the holders of class A common stock might receive a premium for their shares over prevailing market prices.

We have a material amount of goodwill which, if it becomes further impaired and we are required to write it down to comply with accounting standards, would adversely affect our financial results.

On December 1, 2001, we and our equity investee, Raceway Associates, adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  Under SFAS 142, goodwill and other intangible assets with indefinite useful lives are no longer amortized to earnings but are reviewed at least annually for impairment at the reporting unit level.  Goodwill is the amount by which the costs of an acquisition accounted for using the purchase method exceeds the fair market value of the net assets acquired and is shown as an asset on our balance sheet.  We recorded a non-cash after-tax charge of approximately $517.2 million, including approximately $3.4 million associated with our equity investment in Raceway Associates, as a cumulative effect of accounting change in the first quarter of fiscal 2002.  Even after this charge, approximately $92.5 million, or 8.0% of our total assets as of November 30, 2002, is still represented as goodwill.  If in the future the application of the annual test for impairment of goodwill results in a reduction in the carrying value of the goodwill, we will be required to take the amount of the reduction in goodwill as a non-cash charge against operating income, which would also reduce shareholders’ equity.

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

In 1999, major United States companies in the tobacco industry entered into various agreements with the Attorneys General of all 50 states to settle certain state-initiated litigation against the tobacco industry.  The settlement agreements place various limits on the sponsorship of sports, including motorsports, by the tobacco industry.  Among other things, a tobacco manufacturer is limited to a single brand name sponsorship (such as the “NASCAR Winston Cup Series”) in any twelve-month period and is prohibited from entering into any agreement for naming a stadium or arena using the brand name of a tobacco product.  The ultimate effect of these settlement agreements upon us has not been determined.  We are unaware of any proposed governmental regulation that would materially limit the availability to motorsports of promotion, sponsorship or advertising revenue from the alcoholic beverage industry.  The combined advertising and sponsorship revenue from the tobacco and alcoholic beverage industries accounted for approximately 1.2% of our total revenues in fiscal 2002.  In addition, the tobacco and alcoholic beverage industries provide financial support to the motorsports industry through, among other things, their purchase of advertising time, their sponsorship of racing teams and their sponsorship of racing series such as the NASCAR Winston Cup and NASCAR Busch Series.  Implementation of further restrictions on the advertising or promotion of tobacco or alcoholic beverage products could adversely affect us.

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

We have a significant amount of indebtedness.  As of and for the fiscal year ended November 30, 2002:

·         our total debt outstanding was approximately $315.4 million;

·         our interest expense was approximately $24.3 million;

·         our total shareholders’ equity was approximately $622.3 million; and

·         the sufficiency of our earnings available to cover fixed charges was approximately 7.2 to 1.

As of November 30, 2002, we had approximately $250 million of current availability for borrowings under our Credit Facility.  Our Credit Facility contains various restrictive covenants.  While we believe cash flow from our operations will be sufficient to fund payments required to service our outstanding debt, there can be no assurance that we will always be able to meet such debt service obligations.  Should we pursue further development and/or acquisition opportunities, the timing, size and success, as well as associated potential capital commitments of which are unknown at this time, we may need to raise additional capital through debt and/or equity financings.  There can be no assurance that adequate debt and equity financing will be available on satisfactory terms.  Any such failure to service our debt or inability to obtain further financing could have a negative effect on our business and operations.

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

The following table presents certain unaudited financial data for each quarter of fiscal 2001 and 2002 (in thousands, except per share amounts):

	Fiscal Quarter Ended
	February 28,	May 31,	August 31,	November 30,
	2001	2001	2001	2001

Total revenue	$ 120,689	$ 111,996	$ 132,122	$ 163,703
Operating income	44,397	27,511	39,383	58,154
Net income	22,750	13,300	21,767	29,816
Basic earnings per share	0.43	0.25	0.41	0.56
Diluted earnings per share	0.43	0.25	0.41	0.56
	Fiscal Quarter Ended
	February 28,	May 31,	August 31,	November 30,
	2002 (1)	2002	2002	2002

Total revenue	$ 125,759	$ 116,747	$ 136,396	$ 171,650
Operating income	49,182	30,680	49,085	65,287
Income before cumulative effect
of accounting change	25,363	14,370	29,555	36,983
Net (loss) income	(491,886)	14,370	29,555	36,983
Basic (loss) earnings per share	(9.28)	0.27	0.56	0.70
Diluted (loss) earnings per share	(9.26)	0.27	0.56	0.70

(1)           As a result of the adoption of SFAS No. 142, the Company’s Motorsports Events segment recorded a non-cash after-tax charge of $517.2 million as a cumulative effect of accounting change for the write-off of goodwill in the first quarter of fiscal 2002.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk from changes in interest rates in the normal course of business.  Our interest income and expense are most sensitive to changes in the general level of U.S. interest rates and the LIBOR rate.  In order to manage this exposure, we use a combination of debt instruments, including the use of derivatives in the form of interest rate swap agreements.  We do not enter into any derivatives for trading purposes.

The objective of our asset management activities is to provide an adequate level of interest income and liquidity to fund operations and capital expansion, while minimizing market risk.  We utilize overnight sweep accounts and short-term investments to minimize the interest rate risk.  We do not believe that our interest rate risk related to our cash equivalents and short-term investments is material due to the nature of the investments.

Our objective in managing our interest rate risk on our debt is to maintain a balance of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters.  Interest rate swaps are used to convert a portion of our debt portfolio from a variable rate to a fixed rate or from a fixed rate to a variable rate.

The following analysis provides quantitative information regarding our exposure to interest rate risk.  We utilize valuation models to evaluate the sensitivity of the fair value of financial instruments with exposure to market risk that assume instantaneous, parallel shifts in interest rate yield curves.  There are certain limitations inherent in the sensitivity analyses presented, primarily due to the assumption that interest rates change instantaneously.  In addition, the analyses are unable to reflect the complex market reactions that normally would arise from the market shifts modeled.

As described in Note 8 to the consolidated financial statements, we have various debt instruments that are issued at fixed and variable rates of interest.  These financial instruments which have a fixed rate of interest are exposed to fluctuations in fair value resulting from changes in market interest rates.  The fair values of long-term debt and interest rate swaps are based on quoted market prices at the date of measurement.  Our credit facilities approximate fair value as they bear interest rates that approximate market.  At November 30, 2002, our debt outstanding with a variable rate of interest has an interest rate swap agreement that effectively fixes the floating rate and, therefore, a hypothetical increase in interest rates would not increase our interest expense.  At November 30, 2002, the fair value of our total long-term debt as determined by quotes from financial institutions, was $331.3 million.  The potential decrease in fair value resulting from a hypothetical 10% shift in interest rates would be approximately $6.8 million at November 30, 2002.

We utilize derivative investments in the form of interest rate swaps to manage the fixed and floating interest rate mix of our total debt portfolio and related overall cost of borrowing.  The notional amount, interest payment and maturity dates of the swaps match the terms of the debt they are intended to modify.  The net fair value of our interest rate swaps at November 30, 2002 was a liability of approximately $874,000.  The potential decrease in fair value resulting from a hypothetical 10% shift in interest rates would be approximately $18,000.

This sensitivity analysis assumes a parallel shift in the yield curve.  Although certain assets and liabilities may have similar maturities or periods to repricing, they may not react correspondingly to changes in market interest rates.

Credit risk arises from the possible inability of counter parties to meet the terms of their contracts on a net basis.  However, we minimize such risk exposures for these instruments by limiting counter parties to large banks and financial institutions that meet established credit guidelines.  We do not expect to incur any losses as a result of counter party default.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders

International Speedway Corporation

We have audited the accompanying consolidated balance sheets of International Speedway Corporation and subsidiaries as of November 30, 2002 and 2001, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended November 30, 2002, 2001 and 2000.  Our audits also included the financial statement schedule listed in the index at Item 14(a).  These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Speedway Corporation and subsidiaries at November 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years ended November 30, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 in 2002.

                                                                                                                                                      /s/ Ernst & Young LLP

Jacksonville, Florida

January 16, 2003

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets
	November 30,
	2001	2002
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$71,004	$109,263
Short-term investments	200	200
Receivables, less allowance of $1,500	25,142	30,557
Inventories	4,583	4,799
Prepaid expenses and other current assets	6,466	3,784

Total Current Assets	107,395	148,603

Property and Equipment, net	855,819	859,096
Other Assets:
Equity investments	32,667	31,152
Goodwill	676,150	92,542
Other	30,115	24,578

	738,932	148,272

Total Assets	$1,702,146	$1,155,971

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,918	$17,506
Deferred income	100,932	98,315
Current portion of long-term debt	9,225	5,775
Income taxes payable	-	3,939
Other current liabilities	10,791	10,968

Total Current Liabilities	135,866	136,503

Long-Term Debt	402,477	309,606
Deferred Income Taxes	115,711	74,943
Long-Term Deferred Income	11,709	11,709
Other Long-Term Liabilities	961	885
Commitments and Contingencies	-	-
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized;
24,500,608 and 25,319,221 issued and outstanding in 2001 and 2002, respectively	245	253
Class B Common Stock, $.01 par value, 40,000,000 shares authorized;
28,663,224 and 27,867,456 issued and outstanding in 2001 and 2002, respectively	287	279
Additional paid-in capital	691,670	693,463
Retained earnings (deficit)	346,844	(67,641)
Accumulated other comprehensive loss	(961)	(874)

	1,038,085	625,480
Less unearned compensation-restricted stock	2,663	3,155

Total Shareholders’ Equity	1,035,422	622,325

Total Liabilities and Shareholders’ Equity	$1,702,146	$1,155,971

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Income

	Year Ended November 30,
	2000	2001	2002

	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$192,789	$214,494	$213,255
Motorsports related income	175,809	238,208	259,609
Food beverage and merchandise income	66,880	70,575	70,396
Other income	4,952	5,233	7,292

	440,430	528,510	550,552
EXPENSES:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	71,260	87,859	97,290
Motorsports related expenses	82,230	98,458	99,441
Food, beverage and merchandise expenses	38,448	38,251	38,109
General and administrative expenses	75,030	79,953	80,325
Depreciation and amortization	51,150	54,544	41,154

	318,118	359,065	356,319

Operating income	122,312	169,445	194,233
Interest income	6,156	3,446	1,211
Interest expense	(30,380)	(26,505)	(24,277)
Equity in net (loss) income from equity investments	(631)	2,935	1,907
Minority interest	(100)	992	-
North Carolina Speedway litigation	(5,523)	-	-

Income before income taxes and cumulative effect of accounting change	91,834	150,313	173,074
Income taxes	41,408	62,680	66,803

Income before cumulative effect of accounting change	50,426	87,633	106,271
Cumulative effect of accounting change – company operations	-	-	(513,827)
Cumulative effect of accounting change – equity investment	-	-	(3,422)

Net income (loss)	$50,426	$87,633	$(410,978)

Basic earnings per share before cumulative effect of accounting change	$0.95	$1.65	$2.00
Cumulative effect of accounting change	-	-	(9.75)

Basic earnings (loss) per share	$0.95	$1.65	$(7.75)

Diluted earnings per share before cumulative effect of accounting change	$0.95	$1.65	$2.00
Cumulative effect of accounting change	-	-	(9.74)

Diluted earnings (loss) per share	$0.95	$1.65	$(7.74)

Dividends per share	$0.06	$0.06	$0.06

Basic weighted average shares outstanding	52,962,646	52,996,660	53,036,552

Diluted weighted average shares outstanding	53,049,293	53,076,828	53,101,535

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation- Restricted Stock	Total Shareholders’ Equity

	(In Thousands)

Balance at November 30, 1999	$229	$302	$687,321	$216,432	$-	$(1,814)	$902,470
Net income	-	-	-	50,426	-	-	50,426
Cash dividends ($.06 per share)	-	-	-	(3,188)	-	-	(3,188)
Restricted stock grant	-	-	1,978	-	-	(1,978)	-
Reacquisition of previously issued
common stock	-	-	(354)	(824)	-	-	(1,178)
Conversion of Class B Common Stock
to Class A Common Stock	8	(8)	-	-	-	-	-
Income tax benefit related to restricted
stock plan	-	-	1,169	-	-	-	1,169
Amortization of unearned compensation	-	-	-	-	-	1,172	1,172

Balance at November 30, 2000	237	294	690,114	262,846	-	(2,620)	950,871
Comprehensive income
Net income	-	-	-	87,633	-	-	87,633
Cumulative effect of change in
accounting for interest
rate swap	-	-	-	-	472	-	472
Interest rate swap	-	-	-	-	(1,433)	-	(1,433)

Total comprehensive income							86,672
Cash dividends ($.06 per share)	-	-	-	(3,190)	-	-	(3,190)
Restricted stock grant	1	-	1,789	-	-	(1,790)	-
Reacquisition of previously issued
common stock	-	-	(520)	(445)	-	-	(965)
Conversion of Class B Common Stock
to Class A Common Stock	7	(7)	-	-	-	-	-
Forfeiture of restricted shares	-	-	(178)	-	-	128	(50)
Income tax benefit related to restricted
stock plan	-	-	465	-	-	-	465
Amortization of unearned compensation	-	-	-	-	-	1,619	1,619

Balance at November 30, 2001	245	287	691,670	346,844	(961)	(2,663)	1,035,422
Comprehensive loss
Net loss	-	-	-	(410,978)	-	-	(410,978)
Interest rate swap	-	-	-	-	87	-	87

Total comprehensive loss							(410,891)
Cash dividends ($.06 per share)	-	-	-	(3,191)	-	-	(3,191)
Restricted stock grant	-	-	1,977	-	-	(1,977)	-
Reacquisition of previously issued
common stock	-	-	(515)	(316)	-	-	(831)
Conversion of Class B Common Stock
to Class A Common Stock	8	(8)	-	-	-	-	-
Income tax benefit related to restricted
stock plan	-	-	331	-	-	-	331
Amortization of unearned compensation	-	-	-	-	-	1,485	1,485

Balance at November 30, 2002	$253	$279	$693,463	$(67,641)	$(874)	$(3,155)	$622,325

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Year Ended November 30,
	2000	2001	2002

	(In Thousands)
OPERATING ACTIVITIES
Net income (loss)	$50,426	$87,633	$(410,978)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change	-	-	517,249
Depreciation and amortization	51,150	54,544	41,154
Amortization of unearned compensation	1,172	1,619	1,485
Amortization of financing costs	1,418	1,566	1,332
Deferred income taxes	20,254	27,177	29,461
Undistributed loss (gain) from equity investments	631	(2,935)	(1,907)
Minority interest	100	(992)	-
Other, net	(254)	722	(1,634)
Changes in operating assets and liabilities
Receivables, net	(7,350)	(3,226)	(5,415)
Inventories, prepaid expenses and other current assets	(1,454)	3,394	2,209
Accounts payable and other current liabilities	(13,225)	1,815	2,873
Income taxes payable	-	-	4,544
Deferred income	37,206	(10,631)	(1,759)

Net cash provided by operating activities	140,074	160,686	178,614

INVESTING ACTIVITIES
Capital expenditures	(132,661)	(98,379)	(53,521)
Proceeds from STAR bonds	-	-	5,589
Proceeds from asset disposals	-	722	3,836
Proceeds from restricted investments	260,736	33,930	1,263
Proceeds from short-term investments	690	400	400
Purchases of short-term investments	(200)	(400)	(400)
Proceeds from affiliate	-	-	4,045
Acquisition, net of cash acquired	(215,627)	(3,878)	-
Proceeds from sale of Competition Tire	7,769	-	-
Equity investments	(11,859)	(1,202)	-
Advances to affiliate	(5,812)	(1,500)	-
Other, net	(2,488)	(1,647)	(1,533)

Net cash used in investing activities	(99,452)	(71,954)	(40,321)

FINANCING ACTIVITIES
Payments under credit facilities	(31,200)	(71,000)	(90,000)
Proceeds under credit facilities	10,700	12,000	-
Payment of long-term debt	(2,655)	(5,165)	(9,225)
Cash dividends paid	(3,188)	(3,190)	(3,191)
Reacquisition of previously issued common stock	(1,178)	(965)	(831)
Proceeds from interest rate swap	-	-	3,213
Deferred financing fees	(320)	-	-

Net cash used in financing activities	(27,841)	(68,320)	(100,034)

Net increase in cash and cash equivalents	12,781	20,412	38,259
Cash and cash equivalents at beginning of period	37,811	50,592	71,004

Cash and cash equivalents at end of period	$50,592	$71,004	$109,263

See accompanying notes

                                                             INTERNATIONAL SPEEDWAY CORPORATION

                                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                      NOVEMBER 30, 2002

NOTE 1  -  DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS:  International Speedway Corporation, including its wholly‑owned subsidiaries (collectively the "Company"), is a leading promoter of motorsports entertainment activities in the United States. As of November 30, 2002, the Company owned and/or operated twelve of the nation’s major motorsports facilities as follows:

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

In fiscal 2002, these motorsports facilities promoted well over 100 stock car, open-wheel, sports car, truck, motorcycle and other racing events, including 20 NASCAR Winston Cup Series events, 16 NASCAR Busch Series, Grand National Division events, eight NASCAR Craftsman Truck Series events, eight Indy Racing League IndyCar Series (“IRL”) events, two National Hot Rod Association (“NHRA”) National events, one Championship Auto Racing Teams (“CART”) FedEx Championship Series event, the premier sports car event in the United States (the Rolex 24 at Daytona sanctioned by the Grand American Road Racing Association (“Grand American”) and a number of prestigious motorcycle events.

The Company’s business consists principally of racing events at these major motorsports facilities, which, in total, currently have more than 1 million grandstand seats.  The Company also conducts, either through operations of the facility or through its wholly-owned subsidiaries operating under the name Americrown, souvenir merchandising operations, food and beverage concession operations and catering services to corporate customers both in suites and chalets at most of the Company’s motorsports facilities.  However, the Company does not currently conduct food, beverage and catering operations at California.  Americrown also produces and markets motorsports-related merchandise such as apparel, souvenirs and collectibles to retail customers, through Internet and catalog sales and directly to dealers.

MRN Radio, the Company's proprietary radio network, produces and syndicates NASCAR Winston Cup Series, NASCAR Busch Series, Grand National Division, NASCAR Craftsman Truck Series and other races promoted by the Company, as well as some races promoted by others. MRN Radio also provides production services for Winston Cup Vision at almost all NASCAR Winston Cup races and produces daily and weekly NASCAR racing programs.

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

The Company maintained its cash with several financial institutions at November 30, 2002.  The Company believes that it is not exposed to any significant credit risk on its cash balances due to the strength of the financial institutions.

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

Equity investments include the Company's interest in Motorsports Alliance, LLC (“Motorsports Alliance”) (owned 50% by the Company and 50% by Indianapolis Motor Speedway Corp.), which owns a 75% interest in Raceway Associates.  Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway.

The Company’s share of undistributed equity in the earnings from equity investments included in retained earnings at November 30, 2001 and 2002 was approximately $1.6 million and $40,000, respectively.

GOODWILL AND INTANGIBLE ASSETS:  On December 1, 2001, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  Under SFAS No. 142 the Company’s goodwill and other intangible assets are evaluated annually, in its fiscal fourth quarter, based upon expected future discounted cash flows at the reporting unit level.  Prior to the adoption of SFAS No. 142 goodwill was amortized by the straight‑line method over 40 years.

DEFERRED FINANCING FEES:  Deferred financing fees are amortized over the term of the related debt and are included in other non-current assets.

DERIVATIVE FINANCIAL INSTRUMENTS:  From time to time the Company uses interest rate swap agreements to minimize the impact of interest rate fluctuations on certain fixed and floating interest rate long-term borrowings.  The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest expense.

INCOME TAXES:  Income taxes have been provided using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

REVENUE RECOGNITION/DEFERRED INCOME:  Admission income and all race‑related revenue is earned upon completion of an event and is stated net of admission and sales taxes collected.  Advance ticket sales and all race‑related revenue on future events are deferred until earned.  Revenues from the sale of merchandise to retail customers, Internet and catalog sales and direct sales to dealers are recognized at the time of the sale.

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

Net fees received under PASS agreements are deferred and are amortized into income over the expected life of the PASS.

ADVERTISING EXPENSE:  Advertising costs are expensed as incurred or, as in the case of race‑related advertising, upon the completion of the event.  Advertising expense was approximately $9.4 million, $11.2 million and $11.3 million for the years ended November 30, 2000, 2001 and 2002, respectively.

STOCK-BASED COMPENSATION: The Company has a long-term incentive stock plan, which is described more fully in Note 14.  The Company accounts for its long-term incentive stock plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The Company recognizes stock-based employee compensation cost on its restricted shares awarded over their vesting periods equal to the fair market value of these shares on the date of award.  No stock-based employee compensation cost is reflected in net income (loss) relating to stock options as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock based employee compensation for the years ended November 30 (in thousands, except per share amounts):

	2000	2001	2002

Net income (loss), as reported	$ 50,426	$ 87,633	$ (410,978)
Add: Stock-based employee compensation
expense included in reported net income,
net of related tax effects	721	996	912
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects	(789)	(1,157)	(1,133)

Pro forma net income (loss)	$ 50,358	$ 87,472	$ (411,199)

Earnings per share:
Basic - as reported	$ 0.95	$ 1.65	$ (7.75)

Basic – pro forma	$ 0.95	$ 1.65	$ (7.75)

Diluted - as reported	$ 0.95	$ 1.65	$ (7.74)

Diluted – pro forma	$ 0.95	$ 1.65	$ (7.74)

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

NEW ACCOUNTING PRONOUNCEMENTS: In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost.  It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets.  SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.  The Company’s adoption of SFAS No. 143 in fiscal 2003 is not expected to have a material impact on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.”  Consistent with prior guidance SFAS No. 144 continues to require a three-step approach for recognizing and measuring the impairment of assets to be held and used.  Assets to be sold must be stated at the lower of the asset’s carrying amount or fair value and depreciation is no longer recognized.  SFAS No. 144 is effective for years beginning after December 15, 2001.  The Company’s adoption of SFAS No. 144 in fiscal 2003 is not expected to have a material impact on its financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.”  With the rescission of SFAS No. 4, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30.  Applying the provisions of APB Opinion No. 30 will distinguish transactions that are part of an entities recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item.  SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.  This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects.  SFAS No. 145 also makes technical corrections to existing pronouncements.  While those corrections are not substantive in nature, in some instances, they may change accounting practice.  The provisions of SFAS No. 145 shall be applied for fiscal years beginning after May 15, 2002.  The Company’s adoption of SFAS No. 145 in fiscal 2003 is not expected to have a material impact on its financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, with earlier application encouraged.  The Company’s adoption of SFAS No. 146 in fiscal 2003 is not expected to have a material impact on its financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The disclosure requirements of this interpretation are effective for interim and annual periods after December 15, 2002.  The initial recognition and initial measurement requirements of this interpretation are effective prospectively for guarantees issued or modified after December 31, 2002.  The interpretation’s expanded disclosures will not have a material impact on the Company’s financial position or results of operations.  The Company is assessing, but at this point does not believe the adoption of the recognition and initial measurement requirements of this interpretation will have a material impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.  The Company has applied the disclosure provisions in SFAS No. 148 in these consolidated financial statements and the accompanying notes.  The Company’s adoption of SFAS No. 148 in fiscal 2003 is not expected to have a material impact on its financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.”  This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities.  Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests.  This interpretation defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved.  This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when this interpretation becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003.  The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.  Based on the recent release of this interpretation, the Company has not completed its assessment as to whether or not the adoption of this interpretation will have a material impact on its financial position or results of operations.

COMPARABILITY:  For comparability, certain 2000 and 2001 amounts have been reclassified where appropriate to conform with the presentation adopted in 2002.

NOTE 2  -  ACCOUNTING CHANGE

The Company elected to early adopt SFAS No. 142, “Goodwill and Other Intangible Assets,” in the first quarter of 2002.  Accordingly, the Company did not record goodwill amortization expense in fiscal 2002, while we recorded goodwill amortization expense of approximately $18.4 million, on a pre-tax basis, in fiscal 2001.  In addition, based on an independent appraisal firm’s valuation of the reporting unit level fair value using discounted cash flows, which reflect changes in certain assumptions since the date of the acquisitions, and the identification of qualifying intangibles, the Company recorded a non-cash after tax charge of $513.8 million as a cumulative effect of accounting change for the write-off of goodwill in the first quarter of 2002.  The Company evaluated its long-lived assets, including goodwill, at November 30, 2001 using estimated undiscounted cash flows in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and this analysis did not result in an impairment.

The write-off of goodwill resulted from the use of discounted cash flows in assessment of fair value for each reporting unit as required by SFAS No. 142 and the fact that certain acquired intangible assets were not reclassified and accounted for apart from goodwill upon transition to SFAS No. 142.  In addition, FASB Staff Announcement Topic No. D-100 states that the transition provisions do not allow entities to “carve-out” from goodwill any intangible assets not identified and measured at fair value in the initial rendering of a business combination and subsequently accounted for separately from goodwill.  At the date of the acquisitions, the Company recognized its relationships with multiple sanctioning bodies, including NASCAR, CART and IRL evidenced by the sanction agreement assets, and goodwill as a single asset labeled “Goodwill.”  The Company amortized the combined assets over their estimated useful lives of 40 years.  According to SFAS No. 142, the goodwill impairment loss is measured as the excess of the carrying amount of goodwill (which included the carrying amount of the acquired intangible assets) over the implied fair value of goodwill (which excludes the fair value of the acquired intangible assets).  Thus, the measured goodwill impairment loss was substantially larger than it would have been had the acquired intangible assets been initially recognized apart from goodwill.  If the Company were to acquire additional motorsports facilities in the future, any sanction agreement assets existing at the date of the acquisition would be recorded as an intangible asset separate from goodwill under SFAS No. 142.

Raceway Associates which owns and operates Chicagoland Speedway and Route 66 Raceway and in which the Company holds a 37.5% indirect equity interest, also elected to early adopt SFAS No. 142.  As a result, starting in fiscal 2002 Raceway Associates did not record amortization expense related to goodwill.  In 2002 the Company’s proportionate share of their goodwill amortization would have totaled approximately $92,000 based on Raceway Associates’ goodwill as of November 30, 2001.  During the second quarter of fiscal 2002, Raceway Associates completed the valuation of its Route 66 Raceway reporting unit using discounted cash flows, which reflect changes in certain assumptions since the date of Raceway Associates’ formation, that indicated impairment of the goodwill associated with Route 66 Raceway.  The Company’s proportionate share of Raceway Associates’ cumulative effect of accounting change related to the write-off of goodwill totaled approximately $3.4 million after-tax.  In accordance with SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements” the Company has recognized this impairment in the first quarter of 2002.

A reconciliation of net income (loss) and earnings (loss) per share, adjusted to exclude amortization expense, net of tax, for the period prior to adoption and the cumulative effect of accounting change recognized in the current period, for the years ended November 30, is as follows (in thousands, except per share amounts):

	2000	2001	2002

Net income (loss)	$50,426	$87,633	$(410,978)
Amortization, net of tax	16,122	15,972	-
Cumulative effect of accounting change	-	-	517,249

Adjusted net income	66,548	103,605	106,271

Basic:
Earnings (loss) per share	$0.95	$1.65	$(7.75)
Amortization net of tax	0.30	0.30	-
Cumulative effect of accounting change	-	-	9.75

Adjusted earnings per share	$1.25	$1.95	$2.00

Diluted:
Earnings (loss) per share	$0.95	$1.65	$(7.74)
Amortization net of tax	0.30	0.30	-
Cumulative effect of accounting change	-	-	9.74

Adjusted earnings per share	$1.25	$1.95	$2.00

NOTE 3  -  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended November 30, (in thousands, except per share amounts):

	2000	2001	2002

Basic and diluted numerator:
Income before cumulative effect of accounting change	$50,426	$87,633	$106,271
Cumulative effect of accounting change	-	-	(517,249)

Net income (loss)	$50,426	$87,633	$(410,978)

Basic earnings per share calculation:
Denominator
Weighted average shares outstanding	52,962,646	52,996,660	53,036,552

Basic earnings per share
Income before cumulative effect of accounting change	$0.95	$1.65	$2.00
Cumulative effect of accounting change	-	-	(9.75)

Net income (loss)	$0.95	$1.65	$(7.75)

Diluted earnings per share calculation:
Weighted average shares outstanding	52,962,646	52,996,660	53,036,552
Common stock options	-	116	1,763
Contingently issuable shares	86,647	80,052	63,220

Diluted weighted average shares outstanding	53,049,293	53,076,828	53,101,535

Diluted earnings per share
Income before cumulative effect of accounting change	$0.95	$1.65	$2.00
Cumulative effect of accounting change	-	-	(9.74)

Net income (loss)	$0.95	$1.65	$(7.74)

During the years ended November 30, 2000, 2001 and 2002 there were approximately 7,224, 18,160 and 36,534 shares, respectively, that could potentially dilute future earnings per share that were not included in the computation of diluted earnings per share as to do so would have been anti-dilutive.

NOTE 4  -  PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of November 30 (in thousands):

	2001	2002

Land and leasehold improvements	$ 207,406	$ 210,825
Buildings, grandstands and tracks	709,018	731,415
Furniture and equipment	76,363	90,731
Construction in progress	15,720	18,558

	1,008,507	1,051,529
Less accumulated depreciation	152,688	192,433

	$ 855,819	$ 859,096

Depreciation expense was approximately $32.6 million, $36.1 million and $41.1 million for the years ended November 30, 2000, 2001 and 2002, respectively.

NOTE 5  -  GOODWILL AND INTANGIBLE ASSETS

The gross carrying value and accumulated amortization of the major classes of intangible assets relating to the Motorsports Events segment as of November 30 are as follows (in thousands):

2001
	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Workforce	$ 1,195	$ 355
Trademarks	226	199
Other	25	-

Total amortized intangible assets	$ 1,446	$ 554

Non-amortized intangible assets:
Liquor licenses	$ 153

Total non-amortized intangible assets	$ 153

2002
	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Trademarks	$ 226	$ 226
Other	35	8

Total amortized intangible assets	$ 261	$ 234

Non-amortized intangible assets:
Water rights	$ 535
Liquor licenses	153

Total non-amortized intangible assets	$ 688

The following table presents current and expected amortization expense of the existing intangible assets as of November 30, for each of the following periods (in thousands):

Aggregate amortization expense:
For the year ended November 30, 2002	$ 35
Estimated amortization expense for
the year ending November 30:
2003	7
2004	7
2005	6
2006	1
2007	1

The changes in the carrying amount of goodwill relating to the Motorsports Events segment for the year ended November 30, 2002, are as follows (in thousands):

Balance at November 3, 2001	$ 676,150
SFAS No. 142 impairment	(584,448)
Reclassification of workforce intangible	840

Balance at November 30, 2002	$ 92,542

NOTE 6  -  ACQUISITIONS

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

NOTE 7  -  DIVESTITURE

On November 15, 2000, the Company entered into a Stock Purchase Agreement with Competition Tire, LLC (an unrelated entity) for the sale of the Company's ownership in its Competition Tire subsidiaries.  The Company received approximately $7.8 million and recognized a gain of approximately $200,000, net of tax, on the transaction.

NOTE 8  -  LONG-TERM DEBT

Long-term debt consists of the following as of November 30 (in thousands):

	2001	2002

Senior Notes, net of (discount) premium of ($199) and
$2,626, respectively	$ 224,801	$ 227,626
Credit facilities	90,000	-
TIF bond debt service funding commitment, net of discount
of $1,484 and $1,405, respectively	68,851	68,755
Term debt	23,500	19,000
Notes payable	4,550	-

	411,702	315,381
Less: current portion	9,225	5,775

	$ 402,477	$ 309,606

Schedule of Payments
For the year ending November 30:
2003	$ 5,775
2004	6,890
2005	232,505
2006	635
2007	770
Thereafter	67,585

314,160
Net premium	1,221

Total	$ 315,381

The Company’s $225 million principal amount of unsecured senior notes ("Senior Notes") bear interest at 7.875% and rank equally with all of the Company=s other senior unsecured and unsubordinated indebtedness. The Senior Notes require semi-annual interest payments through maturity on October 15, 2004. The Senior Notes may be redeemed in whole or in part, at the option of the Company, at any time or from time to time at a redemption price as defined in the indenture. The Company=s subsidiaries are guarantors of the Senior Notes.  The Senior Notes also contain various restrictive covenants.  In December 2001, the Company entered into an interest rate swap agreement to manage interest rate risk exposure on $100 million of the $225 million principal amount of Senior Notes.  Under this agreement, the Company received fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount.  In August 2002, the Company terminated the Senior Notes interest rate swap agreement and received approximately $3.2 million, which is being amortized over the remaining life of the Senior Notes.

The Company's $250 million senior revolving credit facility ("Credit Facility") matures on March 31, 2004, and accrues interest at LIBOR plus 50-100 basis points based on certain financial criteria. At November 30, 2002, the Company did not have any borrowings outstanding under the Credit Facility. The Credit Facility contains various restrictive covenants.

The Company’s Miami subsidiary has a $20 million credit facility (“Miami Credit Facility”) and a $19 million term loan (“Term Loan”). The Miami Credit Facility and Term Loan are guaranteed by the Company and have the same interest terms and restrictive covenants as the Company’s Credit Facility. The Miami Credit Facility will be automatically reduced to $15 million in December 2002 and matures on December 31, 2004. At November 30, 2002, the Company did not have any borrowings outstanding under the Miami Credit Facility. The Term Loan is payable in annual installments, which range from $5.5 million to $7.0 million. The Company’s Miami subsidiary also has an interest rate swap agreement that effectively fixes the floating rate on the outstanding balance under the Term Loan at 5.6% plus 50-100 basis points, based on certain consolidated financial criteria of the Company, for the remainder of the loan period.

In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas ("Unified Government"), issued approximately $71.3 million in taxable special obligation revenue ("TIF") bonds in connection with the financing of the construction of the Kansas Speedway.  At November 30, 2002, outstanding principal on the TIF bonds are comprised of a $20.5 million, 6.15% term bond due December 1, 2017 and a $49.7 million, 6.75% term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government, with payments made in lieu of property taxes (“Funding Commitment”) by KSC.  Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation. The bond financing documents contain various restrictive covenants.   The Company has agreed to guarantee KSC’s Funding Commitment until certain financial conditions have been met.

 Total interest incurred by the Company was approximately $30.4 million, $26.5 million and $24.3 million for the years ended November 30, 2000, 2001 and 2002, respectively.  Total interest capitalized for the years ended November 30, 2000, 2001 and 2002 was approximately $8.3 million, $6.9 million and $415,000, respectively.

Financing costs of approximately $9.2 million and $7.6 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2001 and 2002, respectively.  These costs are being amortized on an effective yield method over the life of the related financing.

NOTE 9  -  FEDERAL AND STATE INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the provision for income taxes for the years ended November 30, are as follows (in thousands):

	2000	2001	2002

Current tax expense:
Federal	$ 18,661	$ 31,560	$ 29,441
State	2,493	3,944	7,902
Deferred tax expense (benefit):
Federal	19,725	23,986	29,526
State	529	3,190	(66)

Provision for income taxes	$ 41,408	$ 62,680	$ 66,803

The reconciliation of income tax computed at the federal statutory tax rates to income tax expense for the years ended November 30, are as follows (percent of pre-tax income):

	2000	2001	2002

Income tax computed at federal statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.1	3.1	3.6
Nondeductible goodwill	4.6	2.8	-
North Carolina Speedway litigation	1.8	-	-
Other, net	1.5	0.8	-

	45.0%	41.7%	38.6%

The components of the net deferred tax assets (liabilities) at November 30 are as follows (in thousands):

	2001	2002

Amortization and depreciation	$ 296	$ 48,138
Deferred revenues	4,389	4,412
Deferred expenses	2,941	2,645
Loss carryforwards	1,230	2,672
Compensation related	1,539	1,373
Accruals	815	987
Other	379	275

Deferred tax assets	11,589	60,502

Amortization and depreciation	(125,309)	(130,916)
Equity investment	(1,662)	(4,210)
Other	(329)	(319)

Deferred tax liabilities	(127,300)	(135,445)

Net deferred tax liabilities	$ (115,711)	$ (74,943)

The Company has recorded deferred tax assets related to various state net operating loss carryforwards totaling approximately $65.6 million, that expire in varying amounts beginning in fiscal 2020.

NOTE 10  ‑  CAPITAL STOCK

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

NOTE 11  -  COMMITMENTS AND CONTINGENCIES

A.  International Speedway Corporation has a salary incentive plan (the “ISC Plan”) designed to qualify under Section 401(k) of the Internal Revenue Code. Employees of ISC and certain participating subsidiaries who have completed one month of continuous service are eligible to participate in the ISC Plan. After twelve months of continuous service, matching contributions are made to a savings trust (subject to certain limits) concurrent with employees' contributions. The level of the matching contribution depends upon the amount of the employee contribution. Employees become 100% vested upon entrance to the ISC Plan.

The contribution expense for the ISC Plan was approximately $934,000, $1.2 million and $1.2 million for the years ended November 30, 2000, 2001, and 2002, respectively.

B.  The estimated cost to complete approved projects and current construction in progress at November 30, 2002 at the Company's existing facilities is approximately $46.8 million.

C.  In October 2002, the Unified Government issued additional subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction.  The 2002 STAR Bonds will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation.  Kansas Speedway Corporation has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds.  At November 30, 2002, the Unified Government had $6.3 million outstanding on 2002 STAR Bonds.  The Company has agreed to provide financial support to Kansas Speedway Corporation, if necessary, under a keepwell agreement to perform under its guarantee of the 2002 STAR Bonds.

D.  The Company is a member of Motorsports Alliance (owned 50% by us and 50% by Indianapolis Motor Speedway Corp.), which owns 75% of Raceway Associates.  Raceway Associates owns and operates Chicagoland and Route 66 Raceway.  Effective July 2002, Raceway Associates amended its $50 million construction and term loan arrangement and entered into a secured revolving credit facility totaling $15 million.  At November 30, 2002, Raceway Associates had approximately $47.6 million outstanding under its construction and term loan and did not have any borrowings outstanding under its credit facility.  The members of Motorsports Alliance have agreed to provide financial support to Raceway Associates, if necessary, under a keepwell agreement to perform under its construction and term loan and credit facility on a pro rata basis.

E.  The Company operates the Homestead-Miami Speedway under an operating agreement which expires December 31, 2032 and provides for subsequent renewal terms through December 31, 2075. The Company also has various operating leases for equipment.  The future minimum payments under the operating agreement and leases utilized by the Company having initial or remaining noncancellable terms in excess of one year at November 30, 2002, are as follows, (in thousands):

	Track Operating	Operating
For the year ending November 30:	Agreement	Leases

2003	$ 2,220	$ 1,969
2004	2,220	1,915
2005	2,220	1,197
2006	2,220	381
2007	2,220	230
Thereafter	35,695	881

Total	$ 46,795	$ 6,573

Total expenses incurred under the track operating agreement, these operating leases and all other rentals during the years ended November 30, 2000, 2001 and 2002 was $10.0 million, $11.4 million and $11.8 million, respectively.

F.  The Internal Revenue Service (the “Service”) is currently performing a routine examination of the Company’s Federal income tax returns for the years ended November 30, 1999 and 2000 and is examining certain depreciation treatments.  The Company believes that its application of the Federal Income Tax regulations in question, which have been applied consistently since being instituted in 1986 and have been subjected to previous Service audits, is appropriate, and intends to vigorously defend the merits of its position if necessary.  While an adverse resolution of these matters could result in a significant impact on cash flow, the Company does not expect that such an outcome would have a material impact on earnings.  The Company believes that its cash flows from operations, along with existing cash and available borrowings under its existing credit facilities, are sufficient to fund its operations and approved capital projects at existing facilities for the foreseeable future, payments required in connection with the funding of the Unified Government’s debt service requirements related to the TIF bonds, payments related to its existing debt service commitments, any adjustment that may ultimately occur as a result of the examination by the Service and the fees and expenses incurred in connection with the current legal proceedings discussed in item G of this Note.

G.  The Company is from time to time a party to routine litigation incidental to its business.  Management does not believe that the resolution of any or all of such litigation is likely to have a material adverse effect on the Company's financial condition or results of operations.

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

Current Litigation

In addition to the legal proceedings concluded during the year ending November 30, 2000, in February 2002 the Company received service of an amended complaint filed in the United States District Court for the Eastern District of Texas styled Francis Ferko, as Shareholder of Speedway Motorsports, Inc. vs. National Association of Stock Car Racing, Inc., International Speedway Corporation, and Speedway Motorsports, Inc.  The overall gist of the suit is that Texas Motor Speedway should have a second Winston Cup date annually and that NASCAR should be required by the court to grant Texas Motor Speedway a second Winston Cup date annually.  The portion of this suit that is brought against the Company alleges that it conspired with NASCAR and members of the France Family to “refuse to offer a new Winston Cup race date to any non-ISC owned track whenever ISC has desired to host an additional Winston Cup race.”  The suit seeks unspecified monetary damages from the Company which are claimed to have resulted to Speedway Motorsports from the alleged conspiracy as well as treble damages under the anti-trust laws.  The Company believes the suit to be without merit and intends to vigorously pursue the defense of the matter.  The fees and expenses associated with the defense of this suit are not covered by insurance and could adversely impact our financial condition or results of operations and cash flows, even if we ultimately prevail.

NOTE 12  -  RELATED PARTY DISCLOSURES AND TRANSACTIONS

All of the racing events that take place during the Company's fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association ("AHRMA"), the American Motorcyclist Association ("AMA"), the Automobile Racing Club of America ("ARCA"), CART, the Championship Cup Series ("CCS"), the Federation Internationale de l'Automobile ("FIA"), the Federation Internationale Motocycliste ("FIM"), Grand American, Historic Sportscar Racing ("HSR"), the International Race of Champions ("IROC"), IRL, NASCAR, the Professional Monster Trucks ("ProMT"), the Sports Car Club of America ("SCCA"), the Sportscar Vintage Racing Association ("SVRA"), the United States Auto Club ("USAC") and the World Karting Association ("WKA").  NASCAR, which sanctions some of the Company's principal racing events, is a member of the France Family Group which controls in excess of 60% of the combined voting power of the outstanding stock of the Company and some members of which serve as directors and officers. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors totaled approximately $55.7 million, $75.6 million and  $83.3 million for the years ended November 30, 2000, 2001 and 2002, respectively.

In addition, NASCAR and the Company share a variety of expenses in the ordinary course of business. NASCAR pays rent to the Company for office space in the Company’s corporate office complex in Daytona Beach, Florida.  The Company paid rent to NASCAR for office space in Charlotte, North Carolina and New York, New York through mid-fiscal 2002.  These rents are based upon estimated fair market lease rates for comparable facilities. NASCAR purchases various tickets and credentials, catering services and suite, track and other equipment rentals from the Company based on similar prices paid by unrelated, third party purchasers of similar items.  The Company pays NASCAR for certain advertising, participation in NASCAR racing series banquets and the use of NASCAR trademarks based on similar prices paid by unrelated, third party purchasers of similar items.  NASCAR also reimburses the Company for 50% of the compensation paid to personnel working in the Company’s legal and risk management departments, as well as 50% of the compensation expense associated with receptionists.  The Company’s payments to NASCAR for MRN Radio’s broadcast rights to NASCAR Craftsman Truck races represents an agreed-upon percentage of the Company’s advertising revenues attributable to such race broadcasts. NASCAR’s reimbursement for use of the Company’s telephone system, mailroom and janitorial, catering, transportation, graphic arts, photo and publishing services, and the Company’s reimbursement of NASCAR for use of corporate aircraft, is based on actual usage or an allocation of total actual usage. The aggregate amount received from NASCAR by the Company for shared expenses, net of amounts paid by the Company for shared expenses, totaled approximately $1.6 million, $1.5 million and $1.8 million during fiscal 2000, 2001 and 2002, respectively.

Grand American sanctions various events at certain of the Company’s facilities.  While certain officers and directors of the Company are equity investors in Grand American, no officer or director has more than a 10% equity interest.  In addition, certain officers and directors of the Company, representing a non-controlling interest, serve on Grand American’s Board of Managers.  Standard Grand American sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by Grand American to participants in the events. Sanction fees paid by the Company to Grand American totaled approximately $1.4 million, $1.2 million and $1.3 million for the years ended November 30, 2000, 2001 and 2002, respectively.

In addition, Grand American and the Company share a variety of expenses in the ordinary course of business. Grand American pays rent to the Company for office space in the Company’s corporate office complex in Daytona Beach, Florida.  These rents are based upon estimated fair market lease rates for comparable facilities. Grand American purchases various tickets and credentials, sponsorship, catering services and suite, track and other equipment rentals from the Company based on similar prices paid by unrelated, third party purchasers of similar items.  The Company pays Grand American for the use of Grand American’s trademarks based on similar prices paid by unrelated, third party purchasers of similar items.  Grand American’s reimbursement for use of the Company’s telephone system, mailroom and janitorial, catering, transportation, graphic arts, photo and publishing services is based on actual usage or an allocation of total actual usage. The aggregate amount received from Grand American by the Company for shared expenses, net of amounts paid by the Company for shared expenses, totaled approximately $191,000, $168,000 and $237,000 during fiscal 2000, 2001 and 2002, respectively.

The Company strives to ensure, and management believes that, the terms of the Company’s transactions with NASCAR and Grand American are no less favorable to the Company than could be obtained in arms-length negotiations.

The Company has collateral assignment split‑dollar insurance agreements covering the lives of William C. France and James C. France and their respective spouses.  Pursuant to the agreements, the Company advanced the annual premiums of approximately $1.2 million each year for a period of eight years which ended in fiscal 2002. Upon surrender of the policies or payment of the death benefits thereunder, the Company is entitled to repayment of an amount equal to the cumulative premiums previously paid by the Company. The Company may cause the agreements to be terminated and the policies surrendered at any time after the cash surrender value of the policies equals the cumulative premiums advanced under the agreements. The Company recorded the insurance expense net of the increase in cash surrender value of the policies associated with these agreements.

Crotty & Bartlett, P.A., a law firm controlled by siblings of W. Garrett Crotty, one of the Company’s executive officers, leases office space located in the Company’s corporate office complex in Daytona Beach, Florida.  The Company engages Crotty & Bartlett for certain legal and consulting services.  The aggregate amount paid to Crotty & Bartlett by the Company for legal and consulting services, net of amounts received by the Company for leased office space, totaled approximately $154,000, $134,000 and $73,000 during fiscal 2000, 2001 and 2002, respectively.

J. Hyatt Brown, one of the Company’s directors, serves as President and Chief Executive Officer of Brown & Brown, Inc. (“Brown”).  Brown has received commissions for serving as the Company’s insurance broker for several of the Company’s insurance policies, including the Company’s property and casualty policy, certain employee benefit programs and the split-dollar arrangements established for the benefit of William C. France, James C. France and their respective spouses. The aggregate commissions received by Brown in connection with the Company’s policies were approximately $435,000, $549,000 and $475,000, during fiscal 2000, 2001 and 2002, respectively.

Chapman J. Root, II, one of the Company’s directors, is a control person and affiliate of the Root Company, Inc., Root Communications Group and various other entities, including the operations of various radio stations which purchase broadcasting rights to certain programs and live events produced by MRN Radio.  The price paid by these radio stations for the broadcast rights are established on the same basis as the price paid by other radio stations for similar broadcasts and in similar markets.  The amounts paid by these entities to MRN Radio for the broadcast rights were approximately $10,000, $10,000 and $8,000, during fiscal 2000, 2001 and 2002.  In addition, in fiscal 2000 and 2001, the Company purchased certain real properties from entities affiliated with Mr. Root for a total of $743,000 paid in cash and $2.7 million paid in cash and exchange of other certain real property owned by the Company, respectively.

Walter P. Czarnecki, one of the Company’s directors, owns Raceway Services, which purchases tickets and hospitality suite occupancy to events at many of the Company’s facilities.  The price paid by Raceway Services for these items are established on the same basis as the price paid by other purchasers to the same events without regard to Mr. Czarnecki’s status as a director.  The amounts paid by Raceway Services to the Company totaled approximately $141,000, $95,000 and $376,000, during fiscal 2000, 2001 and 2002, respectively.

Raceway Associates is owned 75% by Motorsports Alliance and 25% by the former owners of the Route 66 Raceway, LLC.  Edward H. Rensi, a director of the Company, owns approximately 1.28% of Raceway Associates.

Pursuant to the merger agreement for the PMI acquisition, the Company was obligated to place three individuals designated by Penske Performance, Inc., on its board of directors and to include such designees as nominees recommended by the Company’s Board of Directors at future elections of directors by shareholders.  If the holdings of Penske Performance, Inc. fall to less than 7%, but not less than 5%, of the aggregate shares of the Company’s outstanding Class A and Class B Common Stock, the Company would be obligated to include as nominees for its board of directors only two individuals designated by Penske Performance, Inc.  If the holdings of Penske Performance, Inc. fall to less than 5%, but not less than 2%, of the aggregate shares of the Company’s outstanding Class A and Class B Common Stock, the Company would be obligated to include as a nominee for its board of directors only one individual designated by Penske Performance, Inc.  If the holdings of Penske Performance, Inc. fall to less than 2% percent of the aggregate shares of the Company’s outstanding Class A and Class B Common Stock, the Company would no longer be obligated to include any individuals designated by Penske Performance, Inc. as nominees for the Company’s board of directors.  Messrs. Roger S. Penske, Gregory W. Penske and Walter P. Czarnecki are currently the designees of Penske Performance, Inc. serving on the Company’s Board of Directors.  Penske Performance, Inc. is wholly-owned by Penske Corporation which presently beneficially owns slightly more than three percent of the outstanding stock of the Company.  Messrs. Penske, Penske and Czarnecki are also officers and directors of Penske Performance, Inc. and other Penske Corporation affiliates.  Roger S. Penske beneficially owns a majority of the voting stock of and controls Penske Corporation and its affiliates.  During fiscal 2000 and 2001,  Penske Corporation provided the Company with certain executive and legal services at a cost of approximately $662,000 paid in cash and $496,000, paid in both cash and stock, respectively.  Also, the Company rented Penske Corporation and its affiliates certain facilities for a driving school and sold admissions to the Company’s events, hospitality suite occupancy and related services, merchandise, apparel and racing tires (prior to the sale of the Company’s Competition Tire subsidiaries) and accessories to Penske Corporation, its affiliates and other related companies.  In fiscal 2000, 2001 and 2002, Penske Corporation, its affiliates and other related companies paid approximately $3.6 million, $2.6 million and $1.2 million, respectively, for the aforementioned goods and services.  The Company has outstanding receivables and payables/accrued expenses related to Penske Corporation and its affiliates of approximately $389,000 and $30,000, respectively, at November 30, 2001 and receivables of approximately $44,000 at November 30, 2002.

The Company sold its ownership in its Competition Tire subsidiaries to Competition Tire, LLC on November 15, 2000.  The ownership of Competition Tire, LLC includes Competition Tire East, Inc. (an unrelated entity), Penske Performance Holdings Corp. (a wholly-owned subsidiary of Penske Corporation) and certain former members of management of the Company's Competition Tire subsidiaries.

NOTE 13  -  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for income taxes and interest for the years ended November 30, is summarized as follows (in thousands):

	2000	2001	2002

Income taxes paid	$ 21,783	$ 31,942	$ 32,290

Interest paid	$ 36,985	$ 32,032	$ 25,146

NOTE 14  -  LONG‑TERM STOCK INCENTIVE PLAN

The Company’s 1996 Long-Term Stock Incentive Plan (the “1996 Plan”) authorizes the grant of stock options (incentive and nonstatutory), stock appreciation rights and restricted stock.  The Company has reserved an aggregate of 1,000,000 shares (subject to adjustment for stock splits and similar capital changes) of the Company’s Class A Common Stock for grants under the 1996 Plan.

Restricted Stock Awards

Restricted shares awarded under the 1996 Plan generally are subject to forfeiture in the event of termination of employment prior to vesting dates.  Prior to vesting, the 1996 Plan participants own the shares and may vote and receive dividends, but are subject to certain restrictions.  Restrictions include the prohibition of the sale or transfer of the shares during the period prior to vesting of the shares.  The Company also has the right of first refusal to purchase any shares of stock issued under the 1996 Plan which are offered for sale subsequent to vesting.

The Company awarded and issued 44,017, 40,592 and 43,400 restricted shares of the Company’s Class A Common Stock during the years ended November 30, 2000, 2001 and 2002 , respectively, to certain officers and managers under the 1996 Plan.  These shares of restricted stock vest at the rate of 50% of each award on the third anniversary of the award date and the remaining 50% on the fifth anniversary of the award date.

Additionally, in April 2001, the Company awarded and issued 6,506 restricted shares of the Company’s Class A Common Stock to certain officers under the 1996 Plan.  These shares of restricted stock vested on October 16, 2001.

The weighted average grant date fair value of restricted shares granted during the years ended November 30, 2000, 2001 and 2002 totaled $44.94, $38.00 and $45.55, respectively.

The market value of the shares at the date of award has been recorded as “Unearned compensation – restricted stock”, which is shown as a separate component of shareholders’ equity in the accompanying consolidated balance sheets.  The unearned compensation is being amortized over the vesting periods of the shares.  In accordance with APB Opinion 25, the Company will recognize a compensation charge over the vesting periods equal to the fair market value of these shares on the date of the award.  The total compensation charge recognized as expense during the years ended November 30, 2000, 2001 and 2002, totaled $1.2 million, $1.6 million and $1.5 million, respectively.

Nonqualified and Incentive Stock Options

The Company applies the measurement provisions of APB Opinion 25 and related interpretations in accounting for its stock option plans.  A portion of each non-employee director’s compensation for their service as a director is through awards of options to acquire shares of the Company’s Class A Common Stock under the 1996 Plan.  These options become exercisable one year after the date of grant and expire on the tenth anniversary of the date of grant.  The Company also grants options to certain non-officer managers to purchase the Company’s Class A Common Stock under the 1996 Plan.  These options vest over a two and one-half year period and expire on the tenth anniversary of the date of grant.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2000	2001	2002

Expected life (years)	5	5	5
Dividend yield	0.13%	0.15%	0.14%
Expected volatility	30.9%	35.9%	34.4%
Risk-free interest rate	5.75%	4.65%	4.58%
Weighted average fair value of options
Granted	$ 16.58	$ 15.21	$ 16.51

The following table summarizes the activity for options to purchase shares of Class A Common Stock issued and outstanding:

	Weighted Average Exercise Price	Number of Shares

Outstanding at December 1, 1999	$ -	-
Granted	44.50	11,030

Outstanding at November 30, 2000	44.50	11,030
Granted	39.34	35,165

Outstanding at November 30, 2001	40.58	46,195
Granted	43.94	25,224
Forfeited	37.06	(2,000)

Outstanding at November 30, 2002	$ 41.90	69,419

Exercisable at:
November 30, 2000	$ -	-
November 30, 2001	41.38	19,022
November 30, 2002	41.65	41,176

The following table summarized information about stock options outstanding and exercisable at November 30, 2002:

	Outstanding			Exercisable

Exercise Price Range	Options	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

$37.06-$44.73	69,419	8.6	$41.90	41,176	$41.65

The tax effect of income tax deductions that differ from expense for financial reporting purposes under these plans is credited or charged to additional paid-in capital.

NOTE 15  -  FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts receivable, short-term investments, accounts payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

Fair values of long-term debt and interest rate swaps are based on quoted market prices at the date of measurement. The Company’s credit facilities approximate fair value as they bear interest rates that approximate market.  At November 30, 2002, the fair value of the remaining long-term debt, which includes the Senior Notes, TIF bond Funding Commitment and Term Loan, as determined by quotes from financial institutions, was $331.3 million compared to the carrying amount of $315.4 million.

From time to time the Company utilizes interest rate swap agreements to limit the impact of the variable interest rate of certain long-term debt. The differential between fixed and variable rates to be paid or received on swaps is accrued as interest rates change in accordance with the agreements and is included in current interest expense. Credit risk arises from the possible inability of counterparties to meet the terms of their contracts on a net basis. The Company entered into an interest swap agreement to limit the impact of the variable interest rate on certain long-term debt. This agreement, with a principal notional amount of $19 million and an estimated fair value of a liability totaling $874,000 at November 30, 2002, expires at December 31, 2004.

The Company's interest rate swap agreement was entered into with a major financial  institutions which is expected to fully perform under the terms of the  agreements.

 NOTE 16  -  QUARTERLY DATA (UNAUDITED)

The Company derives most of its income from a limited number of NASCAR-sanctioned races. As a result, the Company’s business has been, and is expected to remain, highly seasonal based on the timing of major events.  For example, one of Darlington Raceway’s Winston Cup Series events is traditionally held on the Sunday preceding Labor Day.  Accordingly, the revenue and expenses for that race and/or the related supporting events may be recognized in either the fiscal quarter ending August 31 or the fiscal quarter ending November 30.

The Company’s fiscal 2002 results of operations are not necessarily comparable to results of fiscal 2001 as a result of the completion, in the third quarter of fiscal 2001, of the development and commencement of racing operations at Kansas Speedway and Chicagoland.  Both facilities hosted inaugural schedules featuring major NASCAR, IRL and Automobile Racing Club of America events.  Due to the fact that both facilities opened in mid-2001, they were only depreciated for half of the year in fiscal 2001, while they were depreciated for a full year in fiscal 2002.  In addition, certain operating and general expenses that were only incurred for a partial year in fiscal 2001 were incurred by these businesses for a full year in fiscal 2002.  Further, while the Company capitalized approximately $6.3 million in interest expense for the Kansas and Chicagoland projects through their completion in mid-2001, no interest expense was capitalized related to those developments in fiscal 2002.  The Company’s fiscal 2002 results were also impacted by certain motorsports event schedule changes.

The following table presents certain unaudited financial data for each quarter of fiscal 2001 and 2002 (in thousands, except per share amounts):

	Fiscal Quarter Ended
	February 28,	May 31,	August 31,	November 30,
	2001	2001	2001	2001

Total revenue	$ 120,689	$ 111,996	$ 132,122	$ 163,703
Operating income	44,397	27,511	39,383	58,154
Net income	22,750	13,300	21,767	29,816
Basic earnings per share	0.43	0.25	0.41	0.56
Diluted earnings per share	0.43	0.25	0.41	0.56
	Fiscal Quarter Ended
	February 28,	May 31,	August 31,	November 30,
	2002 (1)	2002	2002	2002

Total revenue	$ 125,759	$ 116,747	$ 136,396	$ 171,650
Operating income	49,182	30,680	49,085	65,287
Income before cumulative effect
of accounting change	25,363	14,370	29,555	36,983
Net (loss) income	(517,249)	14,370	29,555	36,983
Basic (loss) earnings per share	(9.28)	0.27	0.56	0.70
Diluted (loss) earnings per share	(9.26)	0.27	0.56	0.70

(1)           As a result of the adoption of SFAS No. 142, the Company’s Motorsports Events segment recorded a non-cash after-tax charge of $517.2 million as a cumulative effect of accounting change for the write-off of goodwill in the first quarter of fiscal 2002.

NOTE 17  -  SEGMENT REPORTING

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  Intersegment sales are accounted for at prices comparable to unaffiliated customers.  Intersegment revenues were approximately $16.8 million, $10.1 million and $9.2 million for the years ended November 30, 2000, 2001, and 2002, respectively (in thousands).

	For The Year Ended November 30, 2000
	Motorsports Events	All Other	Total

Revenues	$ 396,664	$ 60,582	$ 457,246
Depreciation and amortization	44,989	6,161	51,150
Operating income	113,212	9,100	122,312
Capital expenditures	110,446	22,215	132,661
Total assets	1,521,639	143,799	1,665,438
Equity Investments	28,579	-	28,579
	For The Year Ended November 30, 2001
	Motorsports Events	All Other	Total

Revenues	$ 500,302	$ 38,353	$ 538,655
Depreciation and amortization	49,570	4,974	54,544
Operating income	160,279	9,166	169,445
Capital expenditures	87,729	10,650	98,379
Total assets	1,593,074	109,072	1,702,146
Equity Investments	32,667	-	32,667
	For The Year Ended November 30, 2002
	Motorsports Events	All Other	Total

Revenues	$ 521,181	$ 38,538	$ 559,719
Depreciation and amortization	36,021	5,133	41,154
Operating income	184,163	10,070	194,233
Capital expenditures	45,752	7,769	53,521
Total assets	1,036,611	119,360	1,155,971
Equity Investments	31,152	-	31,152

As a result of the adoption of SFAS No. 142, the Motorsports Events segment recorded a non-cash after-tax charge of $517.2 million as a cumulative effect of accounting change for the write-off of goodwill in the first quarter of fiscal 2002.

NOTE 18  -  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

In connection with the Senior Notes, the Company is required to provide condensed consolidating financial information for its subsidiary guarantors.  All of the Company’s subsidiaries have, jointly and severally, fully and unconditionally guaranteed, to each holder of Senior Notes and the trustee under the Indenture for the Senior Notes, the full and prompt performance of the Company’s obligations under the indenture and the Senior Notes, including the payment of principal of (or premium, if any, on) and interest on the Senior Notes, on a equal and ratable basis.

The subsidiary guarantees are unsecured obligations of each subsidiary guarantor and rank equally in right of payment with all senior indebtedness of that subsidiary guarantor and senior in right of payment to all subordinated indebtedness of that subsidiary guarantor.  The subsidiary guarantees are effectively subordinated to any secured indebtedness of the subsidiary guarantor with respect to the assets securing that indebtedness.

In the absence of both default and notice there are not restrictions imposed by the Company’s Credit Facility, Senior Notes, or the guarantees on the Company’s ability to obtain funds from its subsidiaries by dividend or loan.

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

Included are condensed consolidating balance sheets as of November 30, 2001 and 2002, and the condensed consolidating statements of income and cash flows for the years ending November 30, 2000, 2001 and 2002, of: (a) the Parent; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate Parent with guarantor and non-guarantor subsidiaries; and (e) the Company on a consolidated basis (in thousands).

	Condensed Consolidating Balance Sheet As Of November 30, 2001

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Current assets	$ 22,404	$ 112,367	$ -	$ (27,376)	$ 107,395
Property and equipment, net	129,688	726,131	-	-	855,819
Advances to and investments in subsidiaries	1,495,643	370,038	-	(1,865,681)	-
Equity investments	-	32,667	-	-	32,667
Goodwill, net	-	676,150	-	-	676,150
Other assets	12,420	17,695	-	-	30,115

Total Assets	$ 1,660,155	$ 1,935,048	$ -	$ (1,893,057)	$ 1,702,146

Current liabilities	$ 5,600	$ 147,867	$ -	$ (17,601)	$ 135,866
Long-term debt	693,752	93,857	-	(385,132)	402,477
Deferred income taxes	36,770	78,941	-	-	115,711
Other liabilities	-	12,670	-	-	12,670
Total shareholders' equity	924,033	1,601,713	-	(1,490,324)	1,035,422

Total Liabilities and Shareholders’ Equity	$ 1,660,155	$ 1,935,048	$ -	$ (1,893,057)	$ 1,702,146

	Condensed Consolidating Balance Sheet As Of November 30, 2002

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Current assets	$ 13,226	$ 144,981	$ -	$ (9,604)	$ 148,603
Property and equipment, net	130,857	728,239	-	-	859,096
Advances to and investments in subsidiaries	1,460,352	423,909	-	(1,884,261)	-
Equity investments	-	31,152	-	-	31,152
Goodwill, net	-	92,542	-	-	92,542
Other assets	13,723	10,855	-	-	24,578

Total Assets	$ 1,618,158	$ 1,431,678	$ -	$ (1,893,865)	$ 1,155,971

Current liabilities	$ (3,455)	$ 147,285	$ -	$ (7,327)	$ 136,503
Long-term debt	653,687	13,085	-	(357,166)	309,606
Deferred income taxes	34,423	40,520	-	-	74,943
Other liabilities	11	12,583	-	-	12,594
Total shareholders' equity	933,492	1,218,205	-	(1,529,372)	622,325

Total Liabilities and Shareholders’ Equity	$ 1,618,158	$ 1,431,678	$ -	$ (1,893,865)	$ 1,155,971

	Condensed Consolidating Statement Of Income For The Year Ended November 30, 2000

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 104	$453,359	$ 25,749	$ (38,782)	$ 440,430
Total expenses	21,265	312,123	23,512	(38,782)	318,118
Operating (loss) income	(21,161)	141,236	2,237	-	122,312
Interest and other income (expense), net	7,915	27,262	(3,915)	(61,740)	(30,478)
Net income	5,567	103,909	2,690	(61,740)	50,426
	Condensed Consolidating Statement Of Income For The Year Ended November 30, 2001

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 1,968	$ 600,733	$ -	$ (74,191)	$ 528,510
Total expenses	21,085	412,171	-	(74,191)	359,065
Operating (loss) income	(19,117)	188,562	-	-	169,445
Interest and other income (expense), net	1,009	22,055	-	(42,196)	(19,132)
Net (loss) income	(5,314)	135,143	-	(42,196)	87,633
	Condensed Consolidating Statement Of Income For The Year Ended November 30, 2002

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 1,981	$ 637,639	$ -	$ (89,068)	$ 550,552
Total expenses	24,228	421,159	-	(89,068)	356,319
Operating (loss) income	(22,247)	216,480	-	-	194,233
Interest and other income (expense), net	21,862	10,743	-	(53,764)	(21,159)
Income before cumulative effect of accounting change	11,665	148,370	-	(53,764)	106,271
Net income (loss)	11,665	(368,879)	-	(53,764)	(410,978)

	Condensed Consolidating Statement Of Cash Flows For The Year Ended November 30, 2000

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$ (23,850)	$ 181,274	$ 17,090	$(34,440)	$ 140,074
Net cash provided by (used in) investing activities	45,510	(162,703)	(16,699)	34,440	(99,452)
Net cash provided by (used in) financing activities	(29,669)	(17)	1,845	-	(27,841)
	Condensed Consolidating Statement Of Cash Flows For The Year Ended November 30, 2001

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$ 33,545	$ 185,443	$ -	$ (58,302)	$ 160,686
Net cash provided by (used in) investing activities	40,579	(170,835)	-	58,302	(71,954)
Net cash provided by (used in) financing activities	(69,155)	835	-	-	(68,320)
	Condensed Consolidating Statement Of Cash Flows For The Year Ended November 30, 2002

	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$ 9,909	$ 229,967	$ -	$ (61,262)	$ 178,614
Net cash provided by (used in) investing activities	56,308	(157,891)	-	61,262	(40,321)
Net cash used in financing activities	(70,809)	(29,225)	-	-	(100,034)

Schedule II - Valuation and Qualifying Accounts (In Thousands)

Description	Balance beginning of period	Additions charged to costs and expenses	Deductions (A)	Balance at end of period

For the year ended November 30, 2002

Allowance for doubtful accounts	$ 1,500	$ 248	$ 248	$ 1,500

For the year ended November 30, 2001

Allowance for doubtful accounts	1,200	3,500	3,200	1,500

For the year ended November 30, 2000

Allowance for doubtful accounts	1,000	516	316 (B)	1,200

(A)  Uncollectible accounts written off, net of recoveries.

(B) $67 was deducted as a result of the sale of the Competition Tire subsidiaries

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

          ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Pursuant to General Instruction G. (3) the information required by Part III (Items 10, 11, 12, and 13) is to be incorporated by reference from our definitive information statement (filed pursuant to Regulation 14C) which involves the election of directors and which is to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 14.                CONTROL AND PROCEDURES

Subsequent to November 30, 2002 and prior to the filing of this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at November 30, 2002, and during the period prior to the filing of this report.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to November 30, 2002.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure control procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

ITEM 15.                EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES,

                                AND REPORTS ON FORM 8‑K

 (a)    Documents filed as a part of this report

1.     Consolidated Financial Statements listed below:

Consolidated Balance Sheets

      ‑ November 30, 2001 and 2002

Consolidated Statements of Income

      ‑ Years ended November 30, 2000, 2001, and 2002

Consolidated Statements of Shareholders' Equity

      ‑ Years ended November 30, 2000, 2001, and 2002

Consolidated Statements of Cash Flows

      ‑ Years ended November 30, 2000, 2001, and 2002

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

(b)  Reports on Form 8‑K

We filed a report on Form 8-K dated October 10, 2002 which reported under Item 9, the issuance of a press release on October 10, 2002 announcing the financial results for the third quarter and nine months ended August 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William C. France William C. France	Chairman of the Board, and Chief Executive Officer (Principal Executive Officer)	January 24, 2002
/s/ James C. France James C. France	Director	January 24, 2002
/s/ Lesa D. Kennedy Lesa D. Kennedy	Director	January 24, 2002
/s/ H. Lee Combs H. Lee Combs	Director	January 24, 2002
/s/ Susan G. Schandel Susan G. Schandel	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	January 24, 2002
/s/ Daniel W. Houser Daniel W. Houser	Controller (Principal Accounting Officer)	January 24, 2002
/s/ Brian Z. France Brian Z. France	Director	January 24, 2002

SIGNATURES
(Continued)

/s/ J. Hyatt Brown J. Hyatt Brown	Director	January 24, 2002
/s/ Robert R. Dyson Robert R. Dyson	Director	January 24, 2002
/s/ Raymond K. Mason, Jr. Raymond K. Mason, Jr.	Director	January 24, 2002
/s/ Thomas W. Staed Thomas W. Staed	Director	January 24, 2002

Certifications

(appear on following pages)

I, William C. France, certify that:

1. I have reviewed this annual report on Form 10-K of International Speedway Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)         evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)         presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 24, 2003

_/s/ William C. France____________
William C. France
Chairman & Chief Executive Officer

I, James C. France, certify that:

1. I have reviewed this annual report on Form 10-K of International Speedway Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)         evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)         presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 24, 2003

/s/ James C. France_____________
James C. France
President & Chief Operating Officer

I, Susan G. Schandel, certify that:

1. I have reviewed this annual report on Form 10-K of International Speedway Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)         evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)         presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 24, 2003

/s/ Susan G. Schandel
Susan G. Schandel
Vice President & Chief Financial Officer

I, Daniel W. Houser, certify that:

1. I have reviewed this annual report on Form 10-K of International Speedway Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)         evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)         presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 24, 2003

/s/ Daniel W. Houser___
Daniel W. Houser
Controller & Chief Accounting Officer