Form 10-Q
period 2003-02-28
INTERNATIONAL SPEEDWAY CORP
filed 2003-04-11
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2003

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

Class A Common Stock – 25,576,363 shares as of March 31, 2003.
Class B Common Stock – 27,610,997 shares as of March 31, 2003.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Balance Sheets
	November 30,	February 28,
	2002	2003
		(Unaudited)
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$109,263	$148,742
Short-term investments	200	200
Receivables, less allowance of $1,500	30,557	80,360
Inventories	4,799	7,196
Prepaid expenses and other current assets	3,784	11,648

Total Current Assets	148,603	248,146

Property and Equipment, net of accumulated depreciation of $192,433
and $203,053, respectively	859,096	860,703
Other Assets:
Equity investments	31,152	29,602
Goodwill	92,542	92,542
Other	24,578	20,327

	148,272	142,471

Total Assets	$1,155,971	$1,251,320

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$17,506	$17,492
Deferred income	98,315	151,576
Current portion of long-term debt	5,775	6,775
Income taxes payable	3,939	10,786
Other current liabilities	10,968	17,222

Total Current Liabilities	136,503	203,851

Long-Term Debt	309,606	302,776
Deferred Income Taxes	74,943	83,959
Long-Term Deferred Income	11,709	11,753
Other Long-Term Liabilities	885	847
Commitments and Contingencies	-	-
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized;
25,319,221 and 25,553,863 issued and outstanding at November 30,
2002 and February 28, 2003, respectively	253	256
Class B Common Stock, $.01 par value, 40,000,000 shares authorized;
27,867,456 and 27,633,497 issued and outstanding at November 30,
2002 and February 28, 2003, respectively	279	276
Additional paid-in capital	693,463	693,489
Retained deficit	(67,641)	(42,277)
Accumulated other comprehensive loss	(874)	(836)

	625,480	650,908
Less: unearned compensation-restricted stock	3,155	2,774

Total Shareholders’ Equity	622,325	648,134

Total Liabilities and Shareholders’ Equity	$1,155,971	$1,251,320

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Statements of Operations

	Three Months Ended
	February 28,	February 28,
	2002	2003
	(Unaudited)

	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$48,848	$47,048
Motorsports related income	60,218	66,465
Food, beverage and merchandise income	15,566	16,022
Other income	1,127	1,347

	125,759	130,882

EXPENSES:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	21,289	23,534
Motorsports related expenses	17,731	19,362
Food, beverage and merchandise expenses	8,416	8,041
General and administrative expenses	19,228	20,551
Depreciation and amortization	9,913	10,553

	76,577	82,041

Operating income	49,182	48,841
Interest income	284	222
Interest expense	(6,405)	(5,933)
Equity in net loss from equity investments	(1,754)	(1,550)

Income before income taxes and cumulative effect of accounting change	41,307	41,580
Income taxes	15,944	16,216

Income before cumulative effect of accounting change	25,363	25,364
Cumulative effect of accounting change – company operations	(513,827)	-
Cumulative effect of accounting change – equity investment	(3,422)	-

Net (loss) income	$(491,886)	$25,364

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Statements of Operations (continued)

	Three Months Ended
	February 28,	February 28,
	2002	2003
	(Unaudited)

	(In Thousands, Except Per Share Amounts)

Basic earnings per share before cumulative effect of accounting change	$0.48	$0.48
Cumulative effect of accounting change	(9.75)	-

Basic (loss) earnings per share	$(9.27)	$0.48

Diluted earnings per share before cumulative effect of accounting change	$0.48	$0.48
Cumulative effect of accounting change	(9.74)	-

Diluted (loss) earnings per share	$(9.26)	$0.48

Dividends per share	$0.00	$0.00

Basic weighted average shares outstanding	53,024,478	53,041,210

Diluted weighted average shares outstanding	53,095,162	53,120,970

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Statement of Shareholders’ Equity

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss)	Unearned Compensation- Restricted Stock	Total Shareholders’ Equity

	(In Thousands)

Balance at November 30, 2002	$253	$279	$693,463	$(67,641)	$(874)	$(3,155)	$622,325
Activity 12/1/02 – 2/28/03 – unaudited:
Comprehensive income
Net income	-	-	-	25,364	-	-	25,364
Interest rate swap	-	-	-	-	38	-	38

Total comprehensive income							25,402
Restricted stock grant	-	-	26	-	-	(26)	-
Conversion of Class B Common Stock
to Class A Common Stock	3	(3)	-	-	-	-	-
Amortization of unearned compensation	-	-	-	-	-	407	407

Balance at February 28, 2003 - unaudited	$256	$276	$693,489	$(42,277)	$(836)	$(2,774)	$648,134

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	February 28,	February 28,
	2002	2003
	(Unaudited)

	(In Thousands)
OPERATING ACTIVITIES
Net (loss) income	$(491,886)	$25,364
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Cumulative effect of accounting change	517,249	-
Depreciation and amortization	9,913	10,553
Amortization of unearned compensation	323	407
Amortization of financing costs	432	80
Deferred income taxes	6,887	9,016
Undistributed loss from equity investments	1,754	1,550
Other, net	(24)	(50)
Changes in operating assets and liabilities:
Receivables, net	(40,848)	(49,803)
Inventories, prepaid expenses and other current assets	(6,148)	(10,254)
Accounts payable and other current liabilities	6,275	6,240
Deferred income	49,771	53,305
Income taxes payable	6,474	6,847

Net cash provided by operating activities	60,172	53,255

INVESTING ACTIVITIES
Capital expenditures	(10,673)	(12,145)
Proceeds from asset disposals	335	50
Proceeds from affiliate	-	4,075
Proceeds from restricted investments	1,263	-
Other, net	(138)	(256)

Net cash used in investing activities	(9,213)	(8,276)

FINANCING ACTIVITIES
Payment of long-term debt	(9,050)	(5,500)
Payments under credit facilities	(20,000)	-
Reacquisition of previously issued common stock	(692)	-

Net cash used in financing activities	(29,742)	(5,500)

Net increase in cash and cash equivalents	21,217	39,479
Cash and cash equivalents at beginning of period	71,004	109,263

Cash and cash equivalents at end of period	$92,221	$148,742

See accompanying notes.

International Speedway Corporation
Notes to Condensed Consolidated Financial Statements
 February 28, 2003
(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and generally accepted accounting principles but do not include all of the information and disclosures required for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest annual report on Form 10-K for International Speedway Corporation and its wholly-owned subsidiaries (the "Company"). In management's opinion, the statements include all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to conform to the financial presentation at February 28, 2003.

Because of the seasonal concentration of racing events, the results of operations for the three-month periods ended February 28, 2002 and 2003 are not indicative of the results to be expected for the year.

Stock-Based Compensation: The Company has a long-term incentive stock plan which it accounts for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The Company recognizes stock-based employee compensation cost on its restricted shares awarded over their vesting periods equal to the fair market value of these shares on the date of award.  No stock-based employee compensation cost is reflected in net income (loss) relating to stock options as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock based employee compensation for the three months ended February 28 (in thousands, except per share amounts):

Three Months Ended
	February 28, 2002	February 28, 2003

Net (loss) income, as reported	$ (491,886)	$ 25,364
Add: Stock-based employee compensation
expense included in reported net (loss)
income, net of related tax effects	198	248
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(244)	(311)

Pro forma net (loss) income	$ (491,932)	$ 25,301

(Loss) earnings per share:
Basic - as reported	$ (9.27)	$ 0.48

Basic – pro forma	$ (9.28)	$ 0.48

Three Months Ended
	February 28, 2002	February 28, 2003

Diluted - as reported	$ (9.26)	$ 0.48

Diluted – pro forma	$ (9.27)	$ 0.48

2. Accounting Change

The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” in the first quarter of 2002.  Based on an independent appraisal firm’s valuation of the reporting unit level fair value using discounted cash flows, which reflect changes in certain assumptions after the date of the acquisitions, and the identification of qualifying intangibles, the Company recorded a non-cash after tax charge of $513.8 million as a cumulative effect of accounting change for the write-off of goodwill in the first quarter of 2002.

Raceway Associates, LLC (“Raceway Associates”) which owns and operates Chicagoland Speedway and Route 66 Raceway and in which the Company holds a 37.5% indirect equity interest, also adopted SFAS No. 142 in the first quarter of 2002.  During the second quarter of fiscal 2002, Raceway Associates completed the valuation of its Route 66 Raceway reporting unit using discounted cash flows, which reflect changes in certain assumptions after the date of Raceway Associates’ formation, that indicated impairment of the goodwill associated with Route 66 Raceway.  The Company’s proportionate share of Raceway Associates’ cumulative effect of accounting change related to the write-off of goodwill totaled approximately $3.4 million after-tax.  In accordance with SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements” the Company recognized this impairment in the first quarter of 2002.

3. New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost.  It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets.  The Company’s adoption of SFAS No. 143 in fiscal 2003 did not have a material impact on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.”  Consistent with prior guidance SFAS No. 144 continues to require a three-step approach for recognizing and measuring the impairment of assets to be held and used.  Assets to be sold must be stated at the lower of the asset’s carrying amount or fair value, and depreciation is no longer recognized.  The Company’s adoption of SFAS No. 144 in fiscal 2003 did not have a material impact on its financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.”  With the rescission of SFAS No. 4, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30.  Applying the provisions of APB Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent and that meet the criteria for classification as an extraordinary item.  SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.  This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects.  SFAS No. 145 also makes technical corrections to existing pronouncements.  While those corrections are not substantive in nature, in some instances, they may change accounting practice.  The Company’s adoption of SFAS No. 145 in fiscal 2003 did not have a material impact on its financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The Company’s adoption of SFAS No. 146 in fiscal 2003 did not have a material impact on its financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Company has applied the disclosure provisions of this interpretation in these consolidated financial statements and the accompanying notes.  The Company’s adoption of this interpretation in fiscal 2003 did not have a material impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has applied the disclosure provisions in SFAS No. 148 in these consolidated financial statements and the accompanying notes.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities.  Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests.  This interpretation defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved.  This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when this interpretation becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003.  The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.  The Company’s adoption of this interpretation in fiscal 2003 did not have a material impact on its financial position or results of operations.

4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share amounts):

	Three Months Ended
	February 28, 2002	February 28, 2003

Basic and diluted numerator:
Income before cumulative effect of
accounting change	$ 25,363	$ 25,364
Cumulative effect of accounting change	(517,249)	-

Net (loss) income	$ (491,886)	$ 25,364

Basic earnings per share calculation:
Denominator
Weighted average shares outstanding	53,024,478	53,041,210

Basic earnings per share
Income before cumulative effect of
accounting change	$ 0.48	$ 0.48
Cumulative effect of accounting change	(9.75)	-

Net (loss) income	$ (9.27)	$ 0.48

Diluted earnings per share calculation:
Weighted average shares outstanding	53,024,478	53,041,210
Common stock options	2,107	322
Contingently issuable shares	68,577	79,438

Diluted weighted average shares
outstanding	53,095,162	53,120,970

Diluted earnings per share
Income before cumulative effect of
accounting change	$ 0.48	$ 0.48
Cumulative effect of accounting change	(9.74)	-

Net (loss) income	$ (9.26)	$ 0.48

During the periods presented shares that could potentially dilute future earnings per share were not included in the computation of diluted earnings per share as to do so would have been anti-dilutive.  These shares totaled approximately 22,195 and 47,419 during the three-month periods ended February 28, 2002 and 2003, respectively.

5. Goodwill and Intangible Assets

The gross carrying value and accumulated amortization of the major classes of intangible assets relating to the Motorsports Events segment are as follows (in thousands):

November 30, 2002
	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Trademarks	$ 226	$ 226
Food, beverage and merchandise contracts	35	8

Total amortized intangible assets	$ 261	$ 234

Non-amortized intangible assets:
Water rights	$ 535
Liquor licenses	153

Total non-amortized intangible assets	$ 688

February 28, 2003
	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Food, beverage and merchandise contracts	$ 35	$ 10

Total amortized intangible assets	$ 35	$ 10

Non-amortized intangible assets:
Water rights	$ 535
Liquor licenses	215

Total non-amortized intangible assets	$ 750

The following table presents current and expected amortization expense of the existing intangible assets as of February 28, 2003 for each of the following periods (in thousands):

Aggregate amortization expense:
For the three months ended February 28, 2003	$ 2
Estimated amortization expense for the year ending November 30:
2003	7
2004	7
2005	6
2006	1
2007	1

There were no changes in the carrying amount of goodwill for the three months ended February 28, 2003.

6. Long-Term Debt

Long-term debt consists of the following (in thousands):

	November 30, 2002	February 28, 2003

Senior Notes, net of premium of $2,626 and $2,277	$ 227,626	$ 227,277
TIF bond debt service funding commitment, net of
discount of $1,405 and $1,386	68,755	68,774
Term debt	19,000	13,500

	315,381	309,551
Less: current portion	5,775	6,775

	$ 309,606	$ 302,776

The Company’s $225 million principal amount of unsecured senior notes (“Senior Notes”) bear interest at 7.875% and rank equally with all of the Company’s other senior unsecured and unsubordinated indebtedness. The Senior Notes require semi-annual interest payments through maturity on October 15, 2004. The Senior Notes may be redeemed in whole or in part, at the option of the Company, at any time or from time to time at a redemption price as defined in the indenture. The Company’s subsidiaries are guarantors of the Senior Notes. The Senior Notes also contain various restrictive covenants.

In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas ("Unified Government"), issued approximately $71.3 million in taxable special obligation revenue ("TIF") bonds in connection with the financing of construction of Kansas Speedway. At February 28, 2003, outstanding principal on the TIF bonds are comprised of a $20.5 million, 6.15% term bond due December 1, 2017 and a $49.7 million, 6.75% term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly-owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation. The bond financing documents contain various restrictive covenants. The Company has agreed to guarantee KSC’s Funding Commitment until certain financial conditions have been met.

The Company has a $250 million revolving credit facility ("Credit Facility") which matures on March 31, 2004, and accrues interest at LIBOR plus 50 -100 basis points, based on certain financial criteria. At February 28, 2003, the Company did not have any borrowings outstanding under the Credit Facility. The Credit Facility contains various restrictive covenants.

The Company’s Miami subsidiary has a $15 million credit facility (“Miami Credit Facility”) and a $13.5 million term loan (“Term Loan”). The Miami Credit Facility and Term Loan are guaranteed by the Company and have the same interest terms and restrictive covenants as the Company’s Credit Facility. The Miami Credit Facility matures on December 31, 2004. At February 28, 2003, the Company did not have any borrowings outstanding under the Miami Credit Facility.  The Term Loan is payable in annual installments which range from $6.5 million to $7.0 million. The Company’s Miami subsidiary has an interest rate swap agreement that effectively fixes the floating rate on the outstanding balance under the Term Loan at 5.6% plus 50 –100 basis points, based on certain consolidated financial criteria of the Company, for the remainder of the loan period.

Total interest incurred by the Company was approximately $6.4 million and $5.9 million for the three months ended February 28, 2002 and 2003, respectively. Total interest capitalized for the three months ended February 28, 2002 and 2003, was approximately $123,000 and $92,000 respectively.

Financing costs of approximately $7.2 million, net of accumulated amortization, have been deferred and are included in other assets at February 28, 2003. These costs are being amortized on an effective yield method over the life of the related financing.

7. Related Party Disclosures and Transactions

All of the racing events that take place during the Company's fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association ("AHRMA"), the American Motorcyclist Association ("AMA"), the Automobile Racing Club of America ("ARCA"), Championship Auto Racing Teams ("CART"), the Championship Cup Series ("CCS"), the Federation Internationale de l'Automobile ("FIA"), the Federation Internationale Motocycliste ("FIM"), the Grand American Road Racing Association ("Grand American"), Historic Sportscar Racing ("HSR"), the International Race of Champions ("IROC"), the Indy Racing League ("IRL"), the National Association for Stock Car Auto Racing, Inc. ("NASCAR"), the Sports Car Club of America ("SCCA"), the Sportscar Vintage Racing Association ("SVRA"), the United States Auto Club ("USAC"), and the World Karting Association ("WKA"). NASCAR, which sanctions some of the Company's principal racing events, is a member of the France Family Group, which controls in excess of 60% of the combined voting power of the outstanding stock of the Company, and some members of which serve as directors and officers. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors, which are exclusive of NASCAR sanction fees, totaled approximately $19.0 million and $21.0 million for the three-month periods ended February 28, 2002 and 2003, respectively.

8. Long-Term Stock Incentive Plan

In January 2003, the Company awarded and issued 683 restricted shares of the Company’s Class A Common Stock to certain managers under the Company’s Long-Term Stock Incentive Plan (the “1996 Plan”).  These shares of restricted stock will fully vest in July 2003.

The market value of the shares at the date of award has been recorded as “Unearned compensation – restricted stock,” which is shown as a separate component of shareholders’ equity in the accompanying condensed consolidated balance sheets.  The unearned compensation is being amortized over the vesting periods of the shares.  In accordance with APB Opinion 25, the Company will recognize a compensation charge over the vesting periods equal to the fair market value of these shares on the date of award.  The total compensation charge recognized as expense during the three-month periods ended February 28, 2002 and 2003, totaled $323,000 and $407,000, respectively.

9. Commitments and Contingencies

A.  In October 2002, the Unified Government issued additional subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction.  The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway’s boundaries and are not the Company’s obligation.  Kansas Speedway Corporation has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds.  At February 28, 2003, the Unified Government had $6.3 million in 2002 STAR Bonds outstanding.  The Company has agreed to provide financial support to Kansas Speedway Corporation, if necessary, under a keepwell agreement, to support Kansas Speedway Corporation’s guarantee of the 2002 STAR Bonds.

B.  The Company is a member of Motorsports Alliance (owned 50% by the Company and 50% by Indianapolis Motor Speedway Corp.) which owns 75% of Raceway Associates.  Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway.  Raceway Associates has a term loan arrangement, which requires quarterly principal and interest payments and matures November 15, 2012, and a $15 million secured revolving credit facility, which matures September 15, 2005.  At February 28, 2003, Raceway Associates had approximately $46.4 million outstanding under its term loan and $4.0 million outstanding under its credit facility.  The members of Motorsports Alliance have agreed to provide financial support to Raceway Associates on a pro rata basis, if necessary, under a keepwell agreement to support performance under its term loan and credit facility.

C.  The Company is from time to time a party to routine litigation incidental to its business.  Management does not believe that the resolution of any or all of such litigation is likely to have a material adverse effect on the Company’s financial condition or results of operations.

In addition to such routine litigation incident to its business, the Company has been party to other legal proceedings.

Current Litigation

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

10.Segment Reporting

The following tables provide segment reporting of the Company for the three-month periods ended February 28, 2002 and 2003 (in thousands):

	Three Months Ended February 28, 2002

	Motorsport Events	All Other	Total

Revenues	$ 118,677	$ 9,782	$ 128,459
Depreciation and amortization	8,749	1,164	9,913
Operating income	46,319	2,863	49,182
Capital expenditures	10,308	365	10,673
Total assets	1,085,514	99,295	1,184,809
Equity investments	30,913	-	30,913
	Three Months Ended February 28, 2003

	Motorsport Events	All Other	Total

Revenues	$ 124,952	$ 9,037	$ 133,989
Depreciation and amortization	9,186	1,367	10,553
Operating income	46,683	2,158	48,841
Capital expenditures	8,862	3,283	12,145
Total assets	1,111,981	139,339	1,251,320
Equity investments	29,602	-	29,602

Intersegment revenues were approximately $2.7 million and $3.1 million for the three months ended February 28, 2002 and 2003, respectively.

As a result of the adoption of SFAS No. 142, the Motorsports Events segment recorded a non-cash after-tax charge of $517.2 million as a cumulative effect of accounting change for the write-off of goodwill in the first quarter of fiscal 2002.

11. Condensed Consolidating Financial Statements

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

In the absence of both default and notice, there are no restrictions imposed by the Company’s Credit Facility, Senior Notes, or guarantees on the Company’s ability to obtain funds from its subsidiaries by dividend or loan.

Included are condensed consolidating balance sheets as of November 30, 2002 and February 28, 2003, the condensed consolidating statements of income for the three-month periods ended February 28, 2002 and 2003 and the condensed consolidating statements of cash flows for the three-month periods ended February 28, 2002 and 2003, of: (a) the Parent; (b) the guarantor subsidiaries; (c) elimination entries necessary to consolidate Parent with guarantor subsidiaries; and (d) the Company on a consolidated basis (in thousands).

Condensed Consolidating Balance Sheet As Of November 30, 2002

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Current assets	$ 13,226	$ 144,981	$ (9,604)	$ 148,603
Property and equipment, net	130,857	728,239	-	859,096
Advances to and investments in subsidiaries	1,460,352	423,909	(1,884,261)	-
Other assets	13,723	134,549	-	148,272

Total Assets	$ 1,618,158	$ 1,431,678	$ (1,893,865)	$ 1,155,971

Current liabilities	$ (3,455)	$ 147,285	$ (7,327)	$ 136,503
Long-term debt	653,687	13,085	(357,166)	309,606
Deferred income taxes	34,423	40,520	-	74,943
Other liabilities	11	12,583	-	12,594
Total shareholders' equity	933,492	1,218,205	(1,529,372)	622,325

Total Liabilities and Shareholders’ Equity	$ 1,618,158	$ 1,431,678	$ (1,893,865)	$ 1,155,971

Condensed Consolidating Balance Sheet As Of February 28, 2003

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Current assets	$ 35,559	$ 230,773	$ (18,186)	$ 248,146
Property and equipment, net	130,405	730,298	-	860,703
Advances to and investments in subsidiaries	1,451,953	429,751	(1,881,704)	-
Other assets	13,578	128,893	-	142,471

Total Assets	$ 1,631,495	$ 1,519,715	$ (1,899,890)	$ 1,251,320

Current liabilities	$ 13,982	$ 207,191	$ (17,322)	$ 203,851
Long-term debt	657,026	(1,793)	(352,457)	302,776
Deferred income taxes	42,779	41,180	-	83,959
Other liabilities	11	12,589	-	12,600
Total shareholders' equity	917,697	1,260,548	(1,530,111)	648,134

Total Liabilities and Shareholders’ Equity	$ 1,631,495	$ 1,519,715	$ (1,899,890)	$ 1,251,320

Condensed Consolidating Statement Of Income (Loss) For The Three Months Ended February 28, 2002

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 488	$ 156,738	$ (31,467)	$ 125,759
Total expenses	5,793	102,251	(31,467)	76,577
Operating (loss) income	(5,305)	54,487	-	49,182
Interest and other income (expense), net	39,313	(116)	(47,072)	(7,875)
Income before cumulative effect of
accounting change	24,936	47,499	(47,072)	25,363
Net income (loss)	24,936	(469,750)	(47,072)	(491,886)

Condensed Consolidating Statement Of Income For The Three Months Ended February 28, 2003

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 504	$ 161,485	$ (31,107)	$ 130,882
Total expenses	7,998	105,150	(31,107)	82,041
Operating (loss) income	(7,494)	56,335	-	48,841
Interest and other (expense) income, net	(405)	474	(7,330)	(7,261)
Net (loss) income	(16,202)	48,896	(7,330)	25,364

Condensed Consolidating Statement Of Cash Flows For The Three Months Ended February 28, 2002

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$ 41,713	$ 68,254	$ (49,795)	$ 60,172
Net cash used in investing activities	(26,233)	(32,775)	49,795	(9,213)
Net cash used in financing activities	(20,692)	(9,050)	-	(29,742)

Condensed Consolidating Statement Of Cash Flows For The Three Months Ended February 28, 2003

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$ 2,414	$ 59,584	$ (8,743)	$ 53,255
Net cash provided by (used in) investing activities	11,747	(28,766)	8,743	(8,276)
Net cash used in financing activities	-	(5,500)	-	(5,500)

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

"Motorsports related income" primarily includes television, radio and ancillary rights fees, promotion and sponsorship fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating), advertising revenues, royalties from licenses of our trademarks and track rentals. Our revenues from corporate sponsorships are paid in accordance with negotiated contracts, with the identities of sponsors and the terms of sponsorship changing from time to time.  Commencing in 2001, NASCAR contracts directly with certain network providers for television rights to the entire NASCAR Winston Cup and Busch Series schedules.  NASCAR’s current broadcast contracts with NBC Sports and Turner Sports extend through 2006 and through 2008 with FOX and its FX cable network.  Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR Winston Cup and Busch Series event.  Under the terms of this arrangement, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR Winston Cup or Busch Series event as a component of its sanction fees and remits the remaining 90% to the event promoter.  The event promoter pays 25% of the gross broadcast rights fees allocated to the event as part of awards to the competitors.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management continually reviews its accounting policies, how they are applied and how they are reported and disclosed in the financial statements.  The following is a summary of our more significant accounting estimates and how they are applied in the preparation of the financial statements.

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

Fiscal 2001 was our first year under NASCAR’s multi-year consolidated television broadcast rights agreements with NBC Sports, Turner Sports, FOX and FX.  These agreements cover the domestic broadcast of NASCAR’s entire Winston Cup and Busch Series racing seasons from 2001 through 2006.  As a result, our television broadcast and ancillary rights revenues increased approximately 84% in fiscal 2001, approximately 15% in fiscal 2002 and are expected to increase approximately 16% in fiscal 2003 as compared to the respective prior fiscal years.  We expect media rights revenues, as well as variable costs tied to the percentage of broadcast rights fees required to be paid to competitors as part of NASCAR Winston Cup and Busch Series sanction agreements, to continue to increase based on NASCAR’s announcement that the annual increase in the domestic television rights fees will range between 15% and 21% from 2001 through 2006, with an average increase of 17%.

NASCAR prize and point fund monies, as well as sanction fees, ("NASCAR direct expenses") are outlined in the sanction agreement for each event and are negotiated in advance of an event.  As previously discussed, included in these NASCAR direct expenses are 25% of the television broadcast rights fees allocated to our NASCAR Winston Cup and Busch Series events for prize and point fund money.   These annually-negotiated contractual amounts paid to NASCAR contribute to the support and growth of the sport of NASCAR stock car racing through payments to the teams and sanction fees to NASCAR.  As such, we do not expect these costs to decrease in the future as a percentage of admissions and motorsports related income.  We anticipate any operating margin improvement to come primarily from economies of scale and controlling costs in areas such as motorsports related and general and administrative expenses.

Current and future economic conditions may make it more difficult in the short term to increase our revenues from corporate marketing partnerships than it has been in recent years.  However, we believe that our presence in key markets and impressive portfolio of events are beneficial as we continue to pursue renewal and expansion of existing marketing partnerships and establishing new corporate marketing partners.  We believe that revenues from our corporate marketing partnerships will continue to grow over the long term.

An important component of our operating strategy has been our long-standing practice of focusing closely on supply and demand regarding additional capacity at our facilities.  We continually evaluate the demand for our most popular racing events in order to add capacity that we believe will provide an acceptable rate of return on invested capital.  Through prudent expansion, we attempt to keep demand at a higher level than supply, which stimulates ticket renewals and advance sales.  Advance ticket sales result in earlier cash flow and reduce the potential negative impact of actual and forecasted inclement weather on ticket sales.  While we will join with sponsors and offer promotions to generate additional ticket sales, we avoid rewarding last-minute ticket buyers by discounting tickets.  We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth than to recognize short-term incremental revenue.  We recognize that a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment and other lifestyle and business conditions, can negatively impact attendance at our events.  Based upon current and potential future economic conditions we have instituted only modest increases in our weighted average ticket prices in fiscal 2003.  In addition, we have limited the expansion of capacity at our facilities for our 2003 events to a total of approximately 3,100 and 1,500 net additional grandstand seats at Richmond International Raceway (“Richmond”) and Kansas Speedway (“Kansas”), respectively, and six net additional luxury suites at Richmond.  We will continue to evaluate expansion opportunities, as well as the pricing of our tickets and other products, on an ongoing basis.  Over the long term, we plan to continue to expand capacity at our speedways.

Our future operating results could be adversely impacted by the postponement or cancellation of a major motorsports event.  A postponement or cancellation could be caused by a number of factors, including inclement weather specific to our events, a general postponement or cancellation of all major sporting events in this country (as occurred following the September 11, 2001 terrorist attacks), by a terrorist attack at any mass gathering or fear of such an attack, by conditions resulting from the war with Iraq or by other acts or prospects of war.

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

Because of the seasonal concentration of racing events, the results of operations for the three-month periods ended February 28, 2002 and 2003 are not indicative of the results to be expected for the year.

Comparison of the Results for the Three Months Ended February 28, 2003 to the Results for the Three Months Ended February 28, 2002.

The following table sets forth, for each of the indicated periods, certain selected income statement data as a percentage of total revenues:

	Three Months Ended
	February 28,
	2002	2003
	(Unaudited)

Revenues:
Admissions, net	38.8%	36.0%
Motorsports related income	47.9	50.8
Food, beverage and merchandise income	12.4	12.2
Other income	0.9	1.0

Total revenues	100.0	100.0
Expenses:
Direct expenses:
Prize and point fund monies and NASCAR
sanction fees	16.9	18.0
Motorsports related expenses	14.1	14.8
Food, beverage and merchandise expenses	6.7	6.1
General and administrative expenses	15.3	15.7
Depreciation and amortization	7.9	8.1

Total expenses	60.9	62.7

Operating income	39.1	37.3
Interest income	0.2	0.2
Interest expense	(5.1)	(4.5)
Equity in net loss from equity investments	(1.4)	(1.2)

Income before income taxes and cumulative effect
of accounting change	32.8	31.8
Income taxes	12.6	12.4

Income before cumulative effect of accounting change	20.2	19.4
Cumulative effect of accounting change	(411.3)	-

Net income (loss)	(391.1%)	19.4%

During our first quarter of 2003 inclement weather adversely impacted several events during Speedweeks, including the Daytona 500, as well as severely impacting the events in North Carolina.  In addition, we believe the ongoing economic downturn, coupled with geopolitical developments, had a significant negative impact on attendance-related revenues in our first quarter.

Admissions revenue decreased approximately $1.8 million, or 3.7%, for the three months ended February 28, 2003, as compared to the three months ended February 28, 2002.  The decrease was attributable to attendance at certain events conducted during Speedweeks at Daytona International Speedway (“Daytona”) and, to a lesser extent, attendance at events conducted at North Carolina Speedway (“North Carolina”).  The decreases in attendance were partially offset by increases in the weighted average price of tickets sold for the events conducted during Speedweeks at Daytona.

Motorsports related income increased approximately $6.2 million, or 10.4%, for the three months ended February 28, 2003, as compared to the three months ended February 28, 2002.  Substantially all of the increase is attributable to television broadcast rights fees for NASCAR Winston Cup and NASCAR Busch Series events conducted at Daytona and North Carolina.  Sponsorship revenue for events conducted during Speedweeks at Daytona also contributed to the increase.  These increases were partially offset by decreases in sponsorship revenues for events conducted at North Carolina.

Food, beverage and merchandise income increased approximately $456,000, or 2.9%, for the three months ended February 28, 2003, as compared to the three months ended February 28, 2002.  This increase was primarily attributable to nonrecurring income of approximately $1.6 million related to our ongoing activities to audit third party vendors’ sales reports for prior years.  This increase was partially offset by lower food, beverage and merchandise sales attributable to decreased attendance and inclement weather during Speedweeks events conducted at Daytona and, to a lesser extent events conducted at North Carolina.

Prize and point fund monies and NASCAR sanction fees increased approximately $2.2 million, or 10.5%, for the three months ended February 28, 2003, as compared to the three months ended February 28, 2002. Over three-quarters of this increase was due to increased prize and point fund monies paid by NASCAR to participants in events conducted at Daytona and North Carolina.  These increases were primarily attributable to the increased television broadcast rights fees for the NASCAR Winston Cup and NASCAR Busch Series events conducted during the quarter, as standard NASCAR sanctioning agreements require that a specified percentage of broadcast rights fees be paid to competitors.

Motorsports related expenses increased approximately $1.6 million, or 9.2%, for the three months ended February 28, 2003, as compared to the three months ended February 28, 2002.  The increase was primarily attributable to consumer marketing initiatives launched in mid fiscal 2002 and, to a lesser extent, increased insurance costs.  Motorsports related expenses as a percentage of combined admissions and motorsports related income increased to approximately 17.1% for the three months ended February 28, 2003, as compared to 16.3% for the same period in the prior year.  This increase is primarily attributable to the previously discussed increased costs combined with the decrease in admissions revenues and is partially offset by the increased television broadcast rights fees for NASCAR Winston Cup and NASCAR Busch Series events.

Food, beverage and merchandise expense decreased approximately $375,000, or 4.5%, for the three months ended February 28, 2003, as compared to the three months ended February 28, 2002. The decrease is primarily attributable to decreased product and other costs associated with decreased sales.  Food, beverage and merchandise expenses as a percentage of food, beverage and merchandise income decreased to approximately 50.2% for the three months ended February 28, 2003, as compared to 54.1% for the same period in the prior year. This decrease is primarily attributable to the previously discussed nonrecurring income related to our ongoing activities to audit third party vendors’ sales reports for prior years.

General and administrative expenses increased approximately $1.3 million, or 6.9%, for the three months ended February 28, 2003, as compared to the three months ended February 28, 2002. This increase is primarily attributable to legal costs associated with ongoing legal proceedings (see Part II – Other Information “Legal Proceedings”).  In addition, expenses related to strategic technology initiatives launched in mid fiscal 2002 and, to a lesser extent, insurance costs also contributed to the increase. General and administrative expenses as a percentage of total revenues increased to 15.7% for the three months ended February 28, 2003, as compared to 15.3% for the same periods in the prior year. This increase is primarily a result of the previously discussed increased costs combined with the decrease in admissions revenues and is partially offset by the increased television broadcast rights fees for NASCAR Winston Cup and NASCAR Busch Series events.

Depreciation and amortization expense increased approximately $640,000, or 6.5%, for the three months ended February 28, 2003, as compared to the three months ended February 28, 2002.  This increase is primarily attributable to recently implemented technology initiatives and additional capital spending at our facilities.

Interest income decreased by approximately $62,000, or 21.8%, for the three months ended February 28, 2003, as compared to the three months ended February 28, 2002. This decrease is primarily due to the repayment of the advances to Raceway Associates, LLC (“Raceway Associates”).

Interest expense decreased by approximately $472,000, or 7.4%, for the three months ended February 28, 2003, as compared to the three months ended February 28, 2002.  This decrease is primarily attributable to our payoff of our revolving credit facilities in the prior year.

Equity in net loss from equity investments represents our pro rata share of the current losses from our 37.5% equity investment in Raceway Associates.  Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway.

The increase in our effective income tax rate for the three months ended February 28, 2003, as compared to the three months ended February 28, 2002, is primarily attributable to an increase in our blended state tax rate.

As a result of the foregoing, our income before cumulative effect of accounting change remained constant for the three months ended February 28, 2003, as compared to the three months ended February 28, 2002.

The cumulative effect of accounting change recognized in the first quarter of fiscal 2002 consists of the non-cash after-tax charges associated with our write-off of goodwill, as well as the write-off of goodwill by Raceway Associates, upon adoption of SFAS No. 142 on December 1, 2001.

Liquidity and Capital Resources

General

We have historically generated sufficient cash flow from operations to fund our working capital needs and capital expenditures at existing facilities, as well as to pay an annual cash dividend. In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance of senior notes (“Senior Notes”), borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects. At February 28, 2003 we had $225 million principal amount of Senior Notes outstanding, total borrowings of approximately $13.5 million under term loan, and a debt service funding commitment of approximately $68.8 million, net of discount, related to the taxable special obligation revenue (“TIF”) bonds issued by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”). We had working capital of approximately $44.3 million and $12.1 million at February 28, 2003 and November 30, 2002, respectively.

Cash Flows

Net cash provided by operating activities was approximately $53.3 million for the three months ended February 28, 2003, compared to approximately $60.2 million for the three months ended February 28, 2002. The difference between our net income of approximately $25.4 million and the $53.3 million of operating cash flow was primarily attributable to:

· an increase in deferred income of $53.3 million;

· depreciation and amortization of $10.6 million;

· deferred income taxes of $9.0 million;

· an increase in income taxes payable of $6.8 million;

· an increase in accounts payable and other current liabilities of $6.2 million; and

· an undistributed loss from equity investments of $1.6 million.

 These differences are partially offset by an increase in receivables of $49.8 million and an increase in inventories, prepaid expenses and other current assets of $10.3 million.

Net cash used in investing activities was approximately $8.3 million for the three months ended February 28, 2003, compared to approximately $9.2 million for the three months ended February 28, 2002. Our use of cash for investing activities reflects $12.1 million in capital expenditures partially offset by $4.1 million in proceeds from Raceway Associates, LLC (“Raceway Associates”) as repayment of previous advances.

Net cash used in financing activities was approximately $5.5 million for the three months ended February 28, 2003, compared to approximately $29.7 million for the three months ended February 28, 2002. Our use of cash for financing activities reflects payments on our term loan.

Capital Expenditures

Capital expenditures totaled approximately $12.1 million for the three months ended February 28, 2003, compared to $10.7 million for the three months ended February 28, 2002. Capital expenditures during the three months ended February 28, 2003 related to increased grandstand seating capacity and six additional luxury suites at Richmond, acquisition of land for expansion of parking capacity and other uses, purchase of equipment and other assets associated with our food, beverage and merchandising operations at California and a variety of additional improvements.

Based on capital projects currently approved we expect to make capital expenditures totaling approximately $72.2 million for approved projects at our facilities, which are expected to be completed within the next 24 months.  These projects include a variety of improvements and renovations at our facilities, completion of the additional grandstand seating capacity and six additional luxury suites at Richmond, construction of additional grandstand seating capacity at Kansas, acquisition of land for expansion of parking capacity and other uses and various additional improvements.  We review the capital expenditure program periodically and modify it as required to meet current business needs.

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

In January 1999, the Unified Government issued approximately $71.3 million in TIF bonds in connection with the financing of construction of Kansas Speedway.  At February 28, 2003, outstanding principal on the TIF bonds are comprised of a $20.5 million, 6.15% term bond due December 1, 2017 and a $49.7 million, 6.75% term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by our wholly-owned subsidiary, Kansas Speedway Corporation.  Principal (mandatory redemption) payments per the Funding Commitment are payable by Kansas Speedway Corporation on October 1 of each year.  The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year.  Kansas Speedway Corporation granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation. We have agreed to guarantee Kansas Speedway Corporation’s Funding Commitment until certain financial conditions have been met.  In October 2002, the Unified Government issued additional subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas project and to fund certain additional construction.  The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway’s boundaries and are not our obligation.  Kansas Speedway Corporation has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds.  At February 28, 2003, the Unified Government had $6.3 million in 2002 STAR Bonds outstanding.  We have agreed to provide financial support to Kansas Speedway Corporation, if necessary, under a keepwell agreement, to support Kansas Speedway Corporation’s guarantee of the 2002 STAR Bonds.

Our $250 million senior revolving credit facility ("Credit Facility") matures on March 31, 2004, and accrues interest at LIBOR plus 50 -100 basis points, based on certain financial criteria. At February 28, 2003, we did not have any borrowings outstanding under the Credit Facility.

Our Miami subsidiary has a $15 million credit facility (“Miami Credit Facility”) and a $13.5 million term loan (“Term Loan”). The Miami Credit Facility and Term Loan are guaranteed by us and have the same interest terms and restrictive covenants as our Credit Facility. The Miami Credit Facility matures on December 31, 2004. At February 28, 2003, our Miami subsidiary did not have any borrowings under the Miami Credit Facility. The Term Loan is payable in annual installments which range from $6.5 million to $7.0 million.  Our Miami subsidiary has an interest rate swap agreement that effectively fixes the floating rate on the outstanding balance under the Term Loan at 5.60% plus 50-100 basis points, based on certain consolidated financial criteria, for the remainder of the loan period.

We are a member of Motorsports Alliance, LLC (“Motorsports Alliance”) (owned 50% by us and 50% by Indianapolis Motor Speedway Corp.) which owns 75% of Raceway Associates.  Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway.  Raceway Associates has a term loan arrangement, which requires quarterly principal and interest payments and matures November 15, 2012, and a $15 million secured revolving credit facility, which matures September 15, 2005.  At February 28, 2003, Raceway Associates had approximately $46.4 million outstanding under its term loan and $4.0 million outstanding under its credit facility.  The members of Motorsports Alliance have agreed to provide financial support to Raceway Associates on a pro rata basis, if necessary, under a keepwell agreement to support performance under its term loan and credit facility.

At February 28, 2003, we had contractual cash obligations to repay debt, to make payments under operating agreements, leases and commercial commitments in the form of guarantees and unused lines of credits.

Payments due under these long-term obligations are as follows (in thousands):

		Obligations Due by Period

	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years

Long-term debt	$ 308,660	$ 6,775	$ 232,895	$ 1,405	$ 67,585
Track facility operating agreement	46,425	2,220	4,440	4,440	35,325
Other operating leases	6,477	2,105	3,011	550	811

Total Contractual Cash Obligations	$ 361,562	$ 11,100	$ 240,346	$ 6,395	$ 103,721

Commercial commitment expirations are as follows (in thousands):

		Commitment Expiration by Period

	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years

Guarantees	$ 6,320	$ 560	$ 1,490	$ 1,050	$ 3,220
Keepwell agreements	25,200	4,150	5,050	4,800	11,200
Unused credit facilities	265,000	-	265,000	-	-

Total Commercial Commitments	$ 296,520	$ 4,710	$ 271,540	$ 5,850	$ 14,420

During fiscal 1999, we announced our intention to search for a site for a major motorsports facility in the New York metropolitan area. In January 2000, we announced that, through a wholly-owned subsidiary, we entered into an agreement with the New Jersey Sports and Exposition Authority (the “Authority”) granting our subsidiary the exclusive right to pursue development of a motorsports facility at the Meadowlands Sports Complex in New Jersey.    Although we continue to negotiate with the Authority for the right to develop a motorsports facility at the Meadowlands, we are also currently evaluating alternative sites in the New York metropolitan area.

Our cash flow from operations consists primarily of ticket, hospitality, catering and concession sales and contracted revenues arising from television broadcast rights and marketing partnerships. While we expect our strong operating cash flow to continue in the future, our financial success depends significantly on a number of factors relating to consumer and corporate spending, including economic conditions affecting marketing dollars available from the motorsports industry’s principal sponsors.  Consumer and corporate spending could be adversely affected by economic, security and other lifestyle conditions, resulting in lower than expected future operating cash flows.  General economic conditions were significantly and negatively impacted by the September 11, 2001, terrorist attacks and could be similarly affected by any future attacks or fear of such attacks, by conditions resulting from the war with Iraq or other acts or prospects of war.  In addition, the Internal Revenue Service (the “Service”) is currently performing a routine examination of our Federal income tax returns for the years ended November 30, 1999 and 2000 and is examining certain depreciation treatments.  We believe that our application of the Federal Income Tax regulations in question, which have been applied consistently since being instituted in 1986 and have been subjected to previous Service audits, is appropriate, and we intend to vigorously defend the merits of our position, if necessary.  While an adverse resolution of these matters could result in a significant negative impact on cash flow, we do not expect that such an outcome would have a material impact on earnings.

While the items discussed above could adversely affect our financial success and future cash flow, we believe that cash flows from operations, along with existing cash and available borrowings under our existing credit facilities, will be sufficient to fund:

· operations and approved capital projects at existing facilities for the foreseeable future;

· payments required in connection with the funding of the Unified Government’s debt service requirements related to the TIF bonds;

· payments related to our existing debt service commitments;

· any potential payments associated with our debt guarantees and keepwell agreements;

· any adjustment that may ultimately occur as a result of the examination by the Service; and

· the fees and expenses incurred in connection with the current legal proceeding discussed in Part II – Other Information  under Legal Proceedings.

We intend to pursue further development and/or acquisition opportunities (including the possible development of a new motorsports facility in the New York metropolitan area) the timing, size and success, as well as associated potential capital commitments of which, are unknown at this time.  Accordingly, a material acceleration in our growth strategy could require us to obtain additional capital through debt and/or equity financings. Although there can be no assurance, we believe that adequate debt and equity financing will be available on satisfactory terms.

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

Many of these factors are beyond our ability to control or predict.  We caution you not to put undue reliance on forward-looking statements or to project any future results based on such statements or on present or prior earnings levels.  Some of the factors that could cause the actual results to differ materially are contained in our annual report on Form 10-K. Additional information concerning these, or other factors which could cause the actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s other Securities and Exchange Commission filings.  Copies of those filings are available from us and/or the Securities and Exchange Commission.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK.

During the three months ended February 28, 2003 there have been no material changes in our market risk exposures.

ITEM 4.CONTROL AND PROCEDURES

Subsequent to February 28, 2003 and prior to the filing of this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at February 28, 2003, and during the period prior to the filing of this report.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to February 28, 2003.

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

PART II -OTHER INFORMATION

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

ITEM 5.  Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders on April 9, 2003 the shareholders present unanimously approved the election of Larry Aiello, Jr. and the re-election of Lesa D. Kennedy and Messrs. J. Hyatt Brown, Edward H. Rensi, and Thomas W. Staed as directors to serve for a three year term and hold office until the annual meeting of shareholders to be held in 2006.  The number of votes cast in favor of this uncontested election, for which we did not solicit proxies, was 21,701,342.  No votes abstained or were cast against this uncontested election.

The directors whose term of office continued after the meeting are Brian Z. France, James C. France, William C. France, Christy F. Harris, Raymond K. Mason, Jr., Gregory W. Penske, Lloyd E. Reuss, and Chapman J. Root, II.

ITEM 6.Exhibits and Reports on Form 8-K

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

3.3	Conformed copy of Amended and Restated By-Laws of the Company, as amended as of April 9, 2003.
99.1	Certification required by Section 906 of Sarbanes-Oxley Act of 2002

    (b) Reports on Form 8-K

On January 23, 2003, we filed a report on Form 8-K which reported under Item 9. the issuance of a press release which reported earnings results for the fourth quarter and year ended November 30, 2002.

On February 27, 2003, we filed a report on Form 8-K which reported under Item 9. the issuance of a press release which updated our expectations for revenues and earnings for the first quarter ending February 28, 2003.

On April 8, 2003 we filed a report on Form 8-K which reported under Item 9. the issuance of a press release which reported earnings results for the first quarter ended February 28, 2003 and which updated our expectations for revenues and earnings for the second quarter ending May 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)
Date:	04/10/2003	/s/ Susan G. Schandel
Susan G. Schandel, Vice President & Chief Financial Officer

Certifications

(appear on following pages)

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

Date: April 10, 2003

/s/ James C. France_____________
James C. France
Chief Executive Officer

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

Date: April 10, 2003

/s/ Susan G. Schandel

Susan G. Schandel
Vice President & Chief Financial Officer

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

Date: April 10, 2003

/s/ Daniel W. Houser___
Daniel W. Houser
Controller & Chief Accounting Officer