Form 10-Q
period 2003-05-31
INTERNATIONAL SPEEDWAY CORP
filed 2003-07-10
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2003

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

Class A Common Stock – 27,987,529 shares as of June 30, 2003.

Class B Common Stock – 25,230,842 shares as of June 30, 2003.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Balance Sheets
	November 30, 2002	May 31, 2003
		(Unaudited)
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$109,263	$196,145
Short-term investments	200	200
Receivables, less allowance of $1,500	30,557	39,912
Inventories	4,799	6,542
Prepaid expenses and other current assets	3,784	10,929

Total Current Assets	148,603	253,728

Property and Equipment, net of accumulated depreciation of $192,433
and $213,498, respectively	859,096	857,519
Other Assets:
Equity investments	31,152	28,130
Goodwill	92,542	92,542
Other	24,578	20,568

	148,272	141,240

Total Assets	$1,155,971	$1,252,487

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$17,506	$9,929
Deferred income	98,315	155,338
Current portion of long-term debt	5,775	6,775
Income taxes payable	3,939	7,512
Other current liabilities	10,968	12,029

Total Current Liabilities	136,503	191,583

Long-Term Debt	309,606	302,446
Deferred Income Taxes	74,943	88,255
Long-Term Deferred Income	11,709	11,817
Other Long-Term Liabilities	885	759
Commitments and Contingencies	-	-
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized;
25,319,221 and 27,955,269 issued and outstanding at November 30,
2002 and May 31, 2003, respectively	253	279
Class B Common Stock, $.01 par value, 40,000,000 shares authorized;
27,867,456 and 25,263,102 issued and outstanding at November 30,
2002 and May 31, 2003, respectively	279	253
Additional paid-in capital	693,463	694,740
Retained deficit	(67,641)	(32,989)
Accumulated other comprehensive loss	(874)	(747)

	625,480	661,536
Less: unearned compensation-restricted stock	3,155	3,909

Total Shareholders’ Equity	622,325	657,627

Total Liabilities and Shareholders’ Equity	$1,155,971	$1,252,487

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Statements of Operations

	Three Months Ended May 31,
	2002	2003
	(Unaudited)

	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$45,220	$43,639
Motorsports related income	55,287	59,218
Food, beverage and merchandise income	14,696	15,182
Other income	1,544	1,528

	116,747	119,567

EXPENSES:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	21,589	23,837
Motorsports related expenses	26,816	24,977
Food, beverage and merchandise expenses	7,901	9,453
General and administrative expenses	19,445	20,187
Depreciation and amortization	10,316	10,969
Homestead-Miami Speedway track reconfiguration	-	2,829

	86,067	92,252

Operating income	30,680	27,315
Interest income	340	486
Interest expense	(6,091)	(5,850)
Equity in net loss from equity investments	(1,524)	(1,472)

Income before income taxes	23,405	20,479
Income taxes	9,035	7,987

Net income	$14,370	$12,492

Basic earnings per share	$0.27	$0.24

Diluted earnings per share	$0.27	$0.24

Dividends per share	$0.06	$0.06

Basic weighted average shares outstanding	53,039,100	53,056,569

Diluted weighted average shares outstanding	53,098,524	53,126,268

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Statements of Operations

	Six Months Ended May 31,
	2002	2003
	(Unaudited)

	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$94,068	$90,687
Motorsports related income	115,505	125,683
Food, beverage and merchandise income	30,262	31,204
Other income	2,671	2,875

	242,506	250,449

EXPENSES:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	42,878	47,371
Motorsports related expenses	44,547	44,339
Food, beverage and merchandise expenses	16,317	17,494
General and administrative expenses	38,673	40,738
Depreciation and amortization	20,229	21,522
Homestead-Miami Speedway track reconfiguration	-	2,829

	162,644	174,293

Operating income	79,862	76,156
Interest income	624	708
Interest expense	(12,496)	(11,783)
Equity in net loss from equity investments	(3,278)	(3,022)

Income before income taxes and cumulative effect of accounting change	64,712	62,059
Income taxes	24,979	24,203

Income before cumulative effect of accounting change	39,733	37,856
Cumulative effect of accounting change – company operations	(513,827)	-
Cumulative effect of accounting change – equity investment	(3,422)	-

Net (loss) income	$(477,516)	$37,856

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Statements of Operations (continued)

	Six Months Ended May 31,
	2002	2003
	(Unaudited)

	(In Thousands, Except Per Share Amounts)

Basic earnings per share before cumulative effect of accounting change	$0.75	$0.71
Cumulative effect of accounting change	(9.75)	-

Basic (loss) earnings per share	$(9.00)	$0.71

Diluted earnings per share before cumulative effect of accounting change	$0.75	$0.71
Cumulative effect of accounting change	(9.74)	-

Diluted (loss) earnings per share	$(8.99)	$0.71

Dividends per share	$0.06	$0.06

Basic weighted average shares outstanding	53,031,869	53,048,974

Diluted weighted average shares outstanding	53,096,923	53,123,704

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Statement of Shareholders’ Equity

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss)	Unearned Compensation- Restricted Stock	Total Shareholders’ Equity

	(In Thousands)

Balance at November 30, 2002	$253	$279	$693,463	$(67,641)	$(874)	$(3,155)	$622,325
Activity 12/1/02 – 5/31/03 – unaudited:
Comprehensive income
Net income	-	-	-	37,856	-	-	37,856
Interest rate swap	-	-	-	-	127	-	127

Total comprehensive income							37,983
Cash dividends declared ($.06 per share)	-	-	-	(3,193)	-	-	(3,193)
Restricted stock grant	-	-	1,595	-	-	(1,595)	-
Reacquisition of previously issued
common stock	-	-	(317)	(11)	-	-	(328)
Conversion of Class B Common Stock
to Class A Common Stock	26	(26)	-	-	-	-	-
Income tax expense related to restricted
stock plan	-	-	(1)	-	-	-	(1)
Amortization of unearned compensation	-	-	-	-	-	841	841

Balance at May 31, 2003 – unaudited	$279	$253	$694,740	$(32,989)	$(747)	$(3,909)	$657,627

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Statements of Cash Flows

	Six Months Ended May 31,
	2002	2003
	(Unaudited)

	(In Thousands)
OPERATING ACTIVITIES
Net (loss) income	$(477,516)	$37,856
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Cumulative effect of accounting change	517,249	-
Depreciation and amortization	20,229	21,522
Amortization of unearned compensation	690	841
Amortization of financing costs	863	160
Deferred income taxes	11,111	13,312
Undistributed loss from equity investments	3,278	3,022
Homestead-Miami Speedway track reconfiguration	-	2,829
Other, net	(30)	(65)
Changes in operating assets and liabilities:
Receivables, net	(11,918)	(9,355)
Inventories, prepaid expenses and other current assets	(4,361)	(8,896)
Accounts payable and other current liabilities	(7,476)	(9,709)
Deferred income	57,133	57,131
Income taxes payable	5,812	3,572

Net cash provided by operating activities	115,064	112,220

INVESTING ACTIVITIES
Capital expenditures	(22,966)	(22,774)
Proceeds from asset disposals	355	99
Proceeds from affiliate	-	4,075
Proceeds from short-term investments	200	200
Purchases of short-term investments	(200)	(200)
Proceeds from restricted investments	1,263	-
Other, net	(262)	(910)

Net cash used in investing activities	(21,610)	(19,510)

FINANCING ACTIVITIES
Payment of long-term debt	(9,050)	(5,500)
Payments under credit facilities	(70,000)	-
Reacquisition of previously issued common stock	(831)	(328)

Net cash used in financing activities	(79,881)	(5,828)

Net increase in cash and cash equivalents	13,573	86,882
Cash and cash equivalents at beginning of period	71,004	109,263

Cash and cash equivalents at end of period	$84,577	$196,145

See accompanying notes.

International Speedway Corporation
Notes to Condensed Consolidated Financial Statements
 May 31, 2003
(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and generally accepted accounting principles but do not include all of the information and disclosures required for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest annual report on Form 10-K for International Speedway Corporation and its wholly-owned subsidiaries (the "Company"). In management's opinion, the statements include all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to conform to the financial presentation at May 31, 2003.

Because of the seasonal concentration of racing events, the results of operations for the three- and six-month periods ended May 31, 2002 and 2003 are not indicative of the results to be expected for the year.

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

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock based employee compensation for the three- and six-month periods ended May 31 (in thousands, except per share amounts):

	Three Months Ended May 31,		Six Months Ended May 31,
	2002	2003	2002	2003

Net income (loss), as reported	$ 14,370	$ 12,492	$ (477,516)	$ 37,856
Add: Stock-based employee compensation
expense included in reported net (loss)
income, net of related tax effects	225	265	424	513
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(274)	(323)	(519)	(634)

Pro forma net income (loss)	$ 14,321	$ 12,434	$ (477,611)	$ 37,735

Earnings (loss) per share:
Basic - as reported	$ 0.27	$ 0.24	$ (9.00)	$ 0.71

Basic – pro forma	$ 0.27	$ 0.23	$ (9.01)	$ 0.71

	Three Months Ended May 31,		Six Months Ended May 31,
	2002	2003	2002	2003

Diluted - as reported	$ 0.27	$ 0.24	$ (8.99)	$ 0.71

Diluted – pro forma	$ 0.27	$ 0.23	$ (9.00)	$ 0.71

2. Accounting Change

The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” in the first quarter of 2002.  Based on an independent appraisal firm’s valuation of the reporting unit level fair value using discounted cash flows, which reflect changes in certain assumptions after the date of the acquisitions, and the identification of qualifying intangibles, the Company recorded a non-cash after-tax charge of $513.8 million as a cumulative effect of accounting change for the write-off of goodwill in the first quarter of 2002.

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Company has applied the disclosure provisions of this interpretation in these condensed consolidated financial statements and the accompanying notes.  The Company’s adoption of this interpretation in fiscal 2003 did not have a material impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has applied the disclosure provisions in SFAS No. 148 in these condensed consolidated financial statements and the accompanying notes.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities.  Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests.  This interpretation defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved.  This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when this interpretation becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003.  The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.  The Company is currently evaluating the impact, if any, of the adoption of this interpretation on its financial position and results of operations.

4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three- and six-month periods ending May 31 (in thousands, except share amounts):

	Three Months Ended May 31,		Six Months Ended May 31,
	2002	2003	2002	2003

Basic and diluted numerator:
Income before cumulative effect of
accounting change	$ 14,370	$ 12,492	$ 39,733	$ 37,856
Cumulative effect of accounting change	-	-	(517,249)	-

Net income (loss)	$ 14,370	$ 12,492	$ (477,516)	$ 37,856

Basic earnings per share calculation:
Denominator
Weighted average shares outstanding	53,039,100	53,056,569	53,031,869	53,048,974

Basic earnings per share
Income before cumulative effect of
accounting change	$ 0.27	$ 0.24	$ 0.75	$ 0.71
Cumulative effect of accounting change	-	-	(9.75)	-

Net income (loss)	$ 0.27	$ 0.24	$ (9.00)	$ 0.71

Diluted earnings per share calculation:
Weighted average shares outstanding	53,039,100	53,056,569	53,031,869	53,048,974
Common stock options	3,232	955	2,669	639
Contingently issuable shares	56,192	68,744	62,385	74,091

Diluted weighted average shares
outstanding	53,098,524	53,126,268	53,096,923	53,123,704

Diluted earnings per share
Income before cumulative effect of
accounting change	$ 0.27	$ 0.24	$ 0.75	$ 0.71
Cumulative effect of accounting change	-	-	(9.74)	-

Net income (loss)	$ 0.27	$ 0.24	$ (8.99)	$ 0.71

During the periods presented shares that could potentially dilute future earnings per share were not included in the computation of diluted earnings per share as to do so would have been anti-dilutive.  These shares totaled 29,104 and 54,154 during the three months ended May 31, 2002 and 2003, respectively, and 25,650 and 50,787 for the six months ended May 31, 2002 and 2003, respectively.

5. Goodwill and Intangible Assets

The gross carrying value and accumulated amortization of the major classes of intangible assets relating to the Motorsports Events segment are as follows (in thousands):

November 30, 2002
	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Food, beverage and merchandise contracts	$ 35	$ 8

Total amortized intangible assets	$ 35	$ 8

Non-amortized intangible assets:
Water rights	$ 535
Liquor licenses	153

Total non-amortized intangible assets	$ 688

May 31, 2003
	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Food, beverage and merchandise contracts	$ 248	$ 18

Total amortized intangible assets	$ 248	$ 18

Non-amortized intangible assets:
Water rights	$ 535
Liquor licenses	263

Total non-amortized intangible assets	$ 798

The following table presents current and expected amortization expense of the existing intangible assets as of May 31, 2003 for each of the following periods (in thousands):

Aggregate amortization expense:
For the six months ended May 31, 2003	$ 10
Estimated amortization expense for the year ending November 30:
2003	32
2004	45
2005	44
2006	38
2007	38

There were no changes in the carrying amount of goodwill for the six months ended May 31, 2003.

6. Long-Term Debt

Long-term debt consists of the following (in thousands):

	November 30, 2002	May 31, 2003

Senior Notes, including premium of $2,626 and $1,927	$ 227,626	$ 226,927
TIF bond debt service funding commitment, net of
discount of $1,405 and $1,366	68,755	68,794
Term debt	19,000	13,500

	315,381	309,221
Less: current portion	5,775	6,775

	$ 309,606	$ 302,446

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

In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas ("Unified Government"), issued approximately $71.3 million in taxable special obligation revenue ("TIF") bonds in connection with the financing of construction of Kansas Speedway. At May 31, 2003, outstanding principal on the TIF bonds are comprised of a $20.5 million, 6.15% term bond due December 1, 2017 and a $49.7 million, 6.75% term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly-owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation. The bond financing documents contain various restrictive covenants. The Company has agreed to guarantee KSC’s Funding Commitment until certain financial conditions have been met.

The Company has a $250 million revolving credit facility ("Credit Facility") which matures on March 31, 2004, and accrues interest at LIBOR plus 50 -100 basis points, based on certain financial criteria. At May 31, 2003, the Company did not have any borrowings outstanding under the Credit Facility. The Credit Facility contains various restrictive covenants.

The Company’s Miami subsidiary has a $15 million credit facility (“Miami Credit Facility”) and a $13.5 million term loan (“Term Loan”). The Miami Credit Facility and Term Loan are guaranteed by the Company and have the same interest terms and restrictive covenants as the Company’s Credit Facility. The Miami Credit Facility matures on December 31, 2004. At May 31, 2003, the Company did not have any borrowings outstanding under the Miami Credit Facility.  The Term Loan is payable in annual installments which range from $6.5 million to $7.0 million. The Company’s Miami subsidiary has an interest rate swap agreement that effectively fixes the floating rate on the outstanding balance under the Term Loan at 5.6% plus 50 –100 basis points, based on certain consolidated financial criteria of the Company, for the remainder of the loan period.

Total interest incurred by the Company was approximately $6.1 million and $5.9 million for the three months ended May 31, 2002 and 2003, respectively, and $12.5 million and $11.8 million for the six months ended May 31, 2002 and 2003, repectively. Total interest capitalized for the three months ended May 31, 2002 and 2003, was approximately $67,000 and $146,000 respectively, and approximately $190,000 and $238,000 for the six months ended May 31, 2003, respectively.

Financing costs of approximately $6.8 million, net of accumulated amortization, have been deferred and are included in other assets at May 31, 2003. These costs are being amortized on an effective yield method over the life of the related financing.

7. Related Party Disclosures and Transactions

All of the racing events that take place during the Company's fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association ("AHRMA"), the American Motorcyclist Association ("AMA"), the Automobile Racing Club of America ("ARCA"), Championship Auto Racing Teams ("CART"), the Championship Cup Series ("CCS"), the Federation Internationale de l'Automobile ("FIA"), the Federation Internationale Motocycliste ("FIM"), the Grand American Road Racing Association ("Grand American"), Historic Sportscar Racing ("HSR"), the International Race of Champions ("IROC"), the Indy Racing League ("IRL"), the National Association for Stock Car Auto Racing, Inc. ("NASCAR"), the Sports Car Club of America ("SCCA"), the Sportscar Vintage Racing Association ("SVRA"), the United States Auto Club ("USAC"), and the World Karting Association ("WKA"). NASCAR, which sanctions some of the Company's principal racing events, is a member of the France Family Group, which controls approximately 60% of the combined voting power of the outstanding stock of the Company, and some members of which serve as directors and officers. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors, which are exclusive of NASCAR sanction fees, totaled approximately $18.2 million and $20.1 million for the three months ended May 31, 2002 and 2003, respectively, and approximately $37.2 million and $41.0 million for the six months ended May 31, 2002 and 2003, respectively.

8. Long-Term Stock Incentive Plan

In January 2003 and April 2003, the Company awarded and issued a total of 683 and 39,194 restricted shares of the Company’s Class A Common Stock, respectively, to certain managers under the Company’s Long-Term Stock Incentive Plan (the “1996 Plan”).  The shares of restricted stock issued in January 2003, vest in July 2003.  The shares of restricted stock issued in April 2003, vest at the rate of 50% on the third anniversary of the award date and the remaining 50% on the fifth anniversary of the award date.

The market value of the shares at the date of award has been recorded as “Unearned compensation – restricted stock,” which is shown as a separate component of shareholders’ equity in the accompanying condensed consolidated balance sheets.  The unearned compensation is being amortized over the vesting periods of the shares.  In accordance with APB Opinion 25, the Company will recognize a compensation charge over the vesting periods equal to the fair market value of these shares on the date of award.  The total compensation charge recognized as expense totaled approximately $367,000 and $434,000, for the three months ended May 31, 2002 and 2003, respectively, and approximately $690,000 and $841,000, for the six months ended May 31, 2002 and 2003, respectively.

A portion of each non-employee director’s compensation consists of awards of options to acquire shares of the Company’s Class A Common Stock under the 1996 Plan for their services as directors.  The Company granted a total of 11,915 options to purchase the Company’s Class A Common Stock to the non-employee directors at an exercise price of $39.79 per share, in April 2003.  These options become exercisable one year after the date of grant, and expire on the tenth anniversary of the date of grant.

9. Commitments and Contingencies

In October 2002, the Unified Government issued additional subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction.  The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway’s boundaries and are not the Company’s obligation.  KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds.  At May 31, 2003, the Unified Government had $6.3 million in 2002 STAR Bonds outstanding.  Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.

The Company is a member of Motorsports Alliance (owned 50% by the Company and 50% by Indianapolis Motor Speedway LLC) which owns 75% of Raceway Associates.  Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway.  Raceway Associates has a term loan arrangement, which requires quarterly principal and interest payments and matures November 15, 2012, and a $15 million secured revolving credit facility, which matures September 15, 2005.  At May 31, 2003, Raceway Associates had approximately $45.2 million outstanding under its term loan and no borrowings outstanding under its credit facility.  Under a keepwell agreement, the members of Motorsports Alliance have agreed to provide financial assistance to Raceway Associates, if necessary, on a pro rata basis to support performance under its term loan and credit facility.

In connection with the Company’s automobile and workers’ compensation insurance coverages, in March 2003, the Company issued a standby letter of credit agreement in favor of the insurer.  The letter of credit, which expires on December 15, 2003, increases to a maximum of approximately $1.0 million and is automatically renewed on an annual basis.  At May 31, 2003, there are no amounts drawn on the standby letter of credit.

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

Current Litigation

In February 2002 the Company was served in a proceeding filed in the United States District Court for the Eastern District of Texas.  The complaint in the case has been amended twice and is presently styled Francis Ferko, and Russell Vaughn as Shareholders of Speedway Motorsports, Inc. vs. National Association of [sic] Stock Car Auto Racing, Inc., International Speedway Corporation, and Speedway Motorsports, Inc.  The overall gist of the suit is that Texas Motor Speedway should have a second NASCAR Winston Cup Series date annually and that NASCAR should be required by the court to grant Texas Motor Speedway a second NASCAR Winston Cup Series date annually.  The portion of this suit that is brought against the Company alleges that it conspired with NASCAR and members of the France Family to “refuse to offer a new Winston Cup race date to any non-ISC owned track whenever ISC has desired to host an additional Winston Cup race.”  The suit seeks unspecified monetary damages from the Company which are claimed to have resulted to Speedway Motorsports from the alleged conspiracy as well as treble damages under the anti-trust laws.  The Company believes the suit to be without merit and intends to vigorously pursue the defense of the matter.

10.Homestead-Miami Speedway Track Reconfiguration

In May 2003, the Company began a major track reconfiguration project at Homestead-Miami Speedway to increase the track banking to a maximum of 20 degrees in the turns through an innovative variable-degree banking system, which is expected to enhance the quality of the racing entertainment at this facility.  The reconfiguration project is anticipated to be completed for the NASCAR Winston Cup, Busch and Craftsman Truck series events in the fourth quarter of fiscal 2003.  In order to complete the track reconfiguration, certain assets, which were not fully depreciated, were removed.  As a result, the Company recorded a non-cash before-tax charge of approximately $2.8 million, representing the net book value of the assets which were removed, in the second quarter of fiscal 2003.

11.Segment Reporting

The following tables provide segment reporting of the Company for the three- and six-month periods ended May 31, 2002 and 2003 (in thousands):

	Three Months Ended May 31, 2002

	Motorsport Events	All Other	Total

Revenues	$ 109,634	$ 9,034	$ 118,668
Depreciation and amortization	9,086	1,230	10,316
Operating income	28,495	2,185	30,680
Capital expenditures	8,385	3,908	12,293
Total assets	1,033,098	110,070	1,143,168
Equity investments	25,967	-	25,967

	Three Months Ended May 31, 2003

	Motorsport Events	All Other	Total

Revenues	$ 112,563	$ 9,320	$ 121,883
Depreciation and amortization	9,522	1,447	10,969
Operating income	26,127	1,188	27,315
Capital expenditures	10,320	309	10,629
Total assets	1,076,512	175,975	1,252,487
Equity investments	28,130	-	28,130

	Six Months Ended May 31, 2002

	Motorsport Events	All Other	Total

Revenues	$ 228,311	$ 18,816	$ 247,127
Depreciation and amortization	17,835	2,394	20,229
Operating income	74,814	5,048	79,862
Capital expenditures	18,693	4,273	22,966

	Six Months Ended May 31, 2003

	Motorsport Events	All Other	Total

Revenues	$ 237,515	$ 18,357	$ 255,872
Depreciation and amortization	18,708	2,814	21,522
Operating income	72,810	3,346	76,156
Capital expenditures	20,165	2,609	22,774

Intersegment revenues were approximately $1.9 million and $2.3 million for the three months ended May 31, 2002 and 2003, respectively and approximately $4.6 million and $5.4 million for the six months ended May 31, 2002 and 2003, respectively.

As a result of the adoption of SFAS No. 142, the Motorsports Events segment recorded a non-cash after-tax charge of $517.2 million as a cumulative effect of accounting change for the write-off of goodwill in the first quarter of fiscal 2002.

12. Condensed Consolidating Financial Statements

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

Included are condensed consolidating balance sheets as of November 30, 2002 and May 31, 2003, the condensed consolidating statements of operations for the three- and six-month periods ended May 31, 2002 and 2003 and the condensed consolidating statements of cash flows for the six-month periods ended May 31, 2002 and 2003, of: (a) the Parent; (b) the guarantor subsidiaries; (c) elimination entries necessary to consolidate Parent with guarantor subsidiaries; and (d) the Company on a consolidated basis (in thousands).

	Condensed Consolidating Balance Sheet as of November 30, 2002

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Current assets	$ 13,226	$ 144,981	$ (9,604)	$ 148,603
Property and equipment, net	130,857	728,239	-	859,096
Advances to and investments in subsidiaries	1,460,352	423,909	(1,884,261)	-
Other assets	13,723	134,549	-	148,272

Total Assets	$ 1,618,158	$ 1,431,678	$ (1,893,865)	$ 1,155,971

Current liabilities	$ (3,455)	$ 147,285	$ (7,327)	$ 136,503
Long-term debt	653,687	13,085	(357,166)	309,606
Deferred income taxes	34,423	40,520	-	74,943
Other liabilities	11	12,583	-	12,594
Total shareholders' equity	933,492	1,218,205	(1,529,372)	622,325

Total Liabilities and Shareholders’ Equity	$ 1,618,158	$ 1,431,678	$ (1,893,865)	$ 1,155,971

	Condensed Consolidating Balance Sheet as of May 31, 2003

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Current assets	$ 65,877	$ 198,651	$ (10,800)	$ 253,728
Property and equipment, net	128,754	728,765	-	857,519
Advances to and investments in subsidiaries	1,412,323	431,000	(1,843,323)	-
Other assets	13,637	127,603	-	141,240

Total Assets	$ 1,620,591	$ 1,486,019	$ (1,854,123)	$ 1,252,487

Current liabilities	$ 15,526	$ 186,163	$ (10,106)	$ 191,583
Long-term debt	657,927	(41,404)	(314,077)	302,446
Deferred income taxes	46,766	41,489	-	88,255
Other liabilities	12	12,564	-	12,576
Total shareholders' equity	900,360	1,287,207	(1,529,940)	657,627

Total Liabilities and Shareholders’ Equity	$ 1,620,591	$ 1,486,019	$ (1,854,123)	$ 1,252,487

	Condensed Consolidating Statement of Operations For The Three Months Ended May 31, 2002

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 487	$ 130,909	$ (14,649)	$ 116,747
Total expenses	5,364	95,352	(14,649)	86,067
Operating (loss) income	(4,877)	35,557	-	30,680
Interest and other (expense) income, net	(5,856)	743	(2,162)	(7,275)
Net (loss) income	(15,591)	32,123	(2,162)	14,370

	Condensed Consolidating Statement of Operations For The Three Months Ended May 31, 2003

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 522	$ 150,579	$ (31,534)	$ 119,567
Total expenses	6,753	117,033	(31,534)	92,252
Operating (loss) income	(6,231)	33,546	-	27,315
Interest and other (expense) income, net	(4,374)	808	(3,270)	(6,836)
Net (loss) income	(14,251)	30,013	(3,270)	12,492

	Condensed Consolidating Statement of Operations For The Six Months Ended May 31, 2002

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 975	$ 287,647	$ (46,116)	$ 242,506
Total expenses	11,157	197,603	(46,116)	162,644
Operating (loss) income	(10,182)	90,044	-	79,862
Interest and other income (expense), net	33,457	627	(49,234)	(15,150)
Income before cumulative effect of
accounting change	9,345	79,622	(49,234)	39,733
Net income (loss)	9,345	(437,627)	(49,234)	(477,516)

	Condensed Consolidating Statement of Operations For The Six Months Ended May 31, 2003

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 1,026	$ 312,064	$ (62,641)	$ 250,449
Total expenses	14,751	222,183	(62,641)	174,293
Operating (loss) income	(13,725)	89,881	-	76,156
Interest and other (expense) income, net	(4,779)	1,282	(10,600)	(14,097)
Net (loss) income	(30,453)	78,909	(10,600)	37,856

	Condensed Consolidating Statement of Cash Flows For The Six Months Ended May 31, 2002

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$ 19,760	$ 147,139	$ (51,835)	$ 115,064
Net cash provided by (used in) investing activities	45,303	(118,748)	51,835	(21,610)
Net cash used in financing activities	(70,831)	(9,050)	-	(79,881)

	Condensed Consolidating Statement of Cash Flows For The Six Months Ended May 31, 2003

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$ (816)	$ 125,219	$ (12,183)	$ 112,220
Net cash provided by (used in) investing activities	53,263	(84,956)	12,183	(19,510)
Net cash used in financing activities	(328)	(5,500)	-	(5,828)

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

"Motorsports related income" primarily includes television, radio and ancillary rights fees, promotion and sponsorship fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating), advertising revenues, royalties from licenses of our trademarks and track rentals. Our revenues from corporate sponsorships are paid in accordance with negotiated contracts, with the identities of sponsors and the terms of sponsorship changing from time to time.  Since 2001, NASCAR contracts directly with certain network providers for television rights to the entire NASCAR Winston Cup (NASCAR Nextel Cup starting in 2004) and Busch series schedules.  NASCAR’s current broadcast contracts with NBC Sports and Turner Sports extend through 2006 and through 2008 with FOX and its FX cable network.  Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR Winston Cup and Busch Series event.  Under the terms of this arrangement, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR Winston Cup or Busch series event as a component of its sanction fees and remits the remaining 90% to the event promoter.  The event promoter pays 25% of the gross broadcast rights fees allocated to the event as part of awards to the competitors.

"Food, beverage and merchandise income" includes revenues from concession stands, hospitality catering, direct sales of souvenirs, programs and other merchandise and fees paid by third party vendors for the right to occupy space to sell souvenirs and concessions at our facilities.

“Direct expenses” include (i) prize and point fund monies and NASCAR sanction fees, (ii) motorsports related expenses, which include costs of competition paid to sanctioning bodies other than NASCAR, labor, advertising and other expenses associated with the promotion of our motorsports events and activities, and (iii) food, beverage and merchandise expenses, consisting primarily of labor and costs of goods sold.

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

From time to time we utilize derivative instruments in the form of interest rate swaps to assist in managing our interest rate risk.  We do not enter into any derivative instruments for trading purposes.  All of our derivative instruments qualify, or have qualified, for the use of the “short-cut” method of accounting to assess hedge effectiveness in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 133, as amended, and are recognized in our consolidated balance sheet at their fair value.  The fair value of our derivative investments are based on quoted market prices at the date of measurement.

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

Future Trends in Operating Results

Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction events at our facilities, particularly with NASCAR, whose sanctioned events at our wholly-owned facilities accounted for approximately 84% of our revenues in fiscal 2002. In June 2003, NASCAR announced that Nextel Communications will become the title sponsor of NASCAR’s premier national series under a ten-year agreement beginning in 2004.  NASCAR also announced that the NASCAR Nextel Cup Series will consist of 36 championship points races at 23 tracks in 19 states in 2004.  Nextel will replace R.J. Reynolds’ Winston brand as title sponsor of NASCAR’s Cup series.  R.J. Reynolds has sponsored the NASCAR Winston Cup Series since 1971.  We view this announcement as a positive development for the sport’s fans, promoters, teams, sponsors and broadcast partners.

In January 2003, NASCAR announced it would entertain and discuss proposals from track operators regarding potential realignment of NASCAR Winston Cup Series dates to more geographically diverse and potentially more desirable markets where there may be greater demand resulting in an opportunity for increased revenues to the track operators.  In June 2003 we announced that NASCAR approved our proposal for realignment of NASCAR Nextel Cup (formerly Winston Cup) Series dates between our North Carolina, Darlington and California facilities for the 2004 season.  As a result of the realignment, California Speedway will host an additional NASCAR Nextel Cup Series event weekend during the Labor Day weekend, Darlington Raceway will host NASCAR Nextel Cup Series race weekends in March and November and North Carolina Speedway will host one NASCAR Nextel Cup Series event weekend in February.  We believe that this realignment will result in a net positive impact to our fiscal 2004 revenue and earnings and will provide an opportunity to increase the sport’s exposure in the highly desirable southern California market, which will benefit the sport’s fans, teams, sponsors and television broadcast partners as well.

Fiscal 2001 was our first year under NASCAR’s multi-year consolidated television broadcast rights agreements with NBC Sports, Turner Sports, FOX and FX.  These agreements cover the domestic broadcast of NASCAR’s entire Winston Cup (Nextel Cup starting in 2004) and Busch series racing seasons from 2001 through 2006.  As a result, our combined television broadcast and ancillary rights revenues increased approximately 84% in fiscal 2001, approximately 15% in fiscal 2002 and are expected to increase approximately 16% in fiscal 2003 as compared to the respective prior fiscal years.  We expect media rights revenues, as well as variable costs tied to the percentage of broadcast rights fees required to be paid to competitors as part of NASCAR Winston Cup (NASCAR Nextel Cup starting in 2004) and Busch series sanction agreements, to continue to increase based on NASCAR’s announcement that the annual increase in the domestic television rights fees will range between 15% and 21% from 2001 through 2006, with an average annual increase of 17%.

NASCAR prize and point fund monies, as well as sanction fees, ("NASCAR direct expenses") are outlined in the sanction agreement for each event and are negotiated in advance of an event.  As previously discussed, included in these NASCAR direct expenses are 25% of the television broadcast rights fees allocated to our NASCAR Winston Cup (NASCAR Nextel Cup starting in 2004) and Busch series events as part of prize and point fund money.   These annually-negotiated contractual amounts paid to NASCAR contribute to the support and growth of the sport of NASCAR stock car racing through payments to the teams and sanction fees paid to NASCAR.  As such, we do not expect these costs to decrease in the future as a percentage of admissions and motorsports related income.  We anticipate any operating margin improvement to come primarily from economies of scale and controlling costs in areas such as motorsports related and general and administrative expenses.

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

An important component of our operating strategy has been our long-standing practice of focusing closely on supply and demand regarding additional capacity at our facilities.  We continually evaluate the demand for our most popular racing events in order to add capacity that we believe will provide an acceptable rate of return on invested capital.  Through prudent expansion, we attempt to keep demand at a higher level than supply, which stimulates ticket renewals and advance sales.  Advance ticket sales result in earlier cash flow and reduce the potential negative impact of actual and forecasted inclement weather on ticket sales.  While we will join with sponsors and offer promotions to generate additional ticket sales, we avoid rewarding last-minute ticket buyers by discounting tickets.  We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth than to recognize short-term incremental revenue.  We recognize that a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment and other lifestyle and business conditions, can negatively impact attendance at our events.  Based upon current and potential future economic conditions we have instituted only modest increases in our weighted average ticket prices in fiscal 2003.  In addition, we have limited the expansion of capacity at our facilities for our 2003 events to a total of approximately 3,100 and 1,500 net additional grandstand seats at Richmond International Raceway (“Richmond”) and Kansas Speedway (“Kansas”), respectively, and six net additional luxury suites at Richmond.  These additional seats and suites have been sold on a season basis for fiscal 2003.  We will continue to evaluate expansion opportunities, as well as the pricing of our tickets and other products, on an ongoing basis.  Over the long term, we plan to continue to expand capacity at our speedways.

Our future operating results could be adversely impacted by the postponement or cancellation of a major motorsports event.  A postponement or cancellation could be caused by a number of factors, including inclement weather, a general postponement or cancellation of all major sporting events in this country (as occurred following the September 11, 2001 terrorist attacks), by a terrorist attack at any mass gathering or fear of such an attack, by conditions resulting from the recent war with Iraq or by other acts or prospects of war.

Seasonality and Quarterly Results

We derive most of our income from a limited number of NASCAR-sanctioned races.  As a result, our business has been, and is expected to remain, highly seasonal based on the timing of major racing events.  For example, one of our NASCAR Winston Cup Series (NASCAR Nextel Cup Series starting in 2004) races is traditionally held on the Sunday preceding Labor Day.  Accordingly, the revenues and expenses for that race and/or the related supporting events may be recognized in either the fiscal quarter ending August 31 or the fiscal quarter ending November 30.  Further, schedule changes as determined by NASCAR or other sanctioning bodies, as well as the acquisition of additional, or divestiture of existing, motorsports facilities could impact the timing of our major events in comparison to prior or future periods.

Because of the seasonal concentration of racing events, the results of operations for the three- and six-month periods ended May 31, 2002 and 2003 are not indicative of the results to be expected for the year.

Comparison of the Results for the Three and Six Months Ended May 31, 2003 to the Results for the Three and Six Months Ended May 31, 2002.

The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2002	2003	2002	2003
	(Unaudited)

Revenues:
Admissions, net	38.7%	36.5%	38.8%	36.2%
Motorsports related income	47.4	49.5	47.6	50.2
Food, beverage and merchandise income	12.6	12.7	12.5	12.5
Other income	1.3	1.3	1.1	1.1

Total revenues	100.0	100.0	100.0	100.0
Expenses:
Direct expenses:
Prize and point fund monies and NASCAR
sanction fees	18.5	19.9	17.7	18.9
Motorsports related expenses	23.0	20.9	18.4	17.7
Food, beverage and merchandise expenses	6.7	7.9	6.7	7.0
General and administrative expenses	16.7	16.9	16.0	16.3
Depreciation and amortization	8.8	9.2	8.3	8.6
Homestead-Miami Speedway track reconfiguration	-	2.4	-	1.1

Total expenses	73.7	77.2	67.1	69.6

Operating income	26.3	22.8	32.9	30.4
Interest income	0.2	0.4	0.4	0.3
Interest expense	(5.2)	(4.9)	(5.2)	(4.7)
Equity in net loss from equity investments	(1.3)	(1.2)	(1.4)	(1.2)

Income before income taxes and cumulative effect
of accounting change	20.0	17.1	26.7	24.8
Income taxes	7.7	6.7	10.3	9.7

Income before cumulative effect of accounting change	12.3	10.4	16.4	15.1
Cumulative effect of accounting change	-	-	(213.3)	-

Net income (loss)	12.3%	10.4%	(196.9)%	15.1%

During our first quarter of 2003, inclement weather adversely impacted several events during Speedweeks, including the Daytona 500, and as well severely impacted the events at North Carolina Speedway (“North Carolina”).  During our second quarter of 2003, inclement weather resulted in the rescheduling of the Busch series event at Darlington Raceway (“Darlington”) from Saturday to Monday and severely impacted the Bikeweek motorcycle events at Daytona International Speedway (“Daytona”).  We believe that the threat of inclement weather for our second quarter events at Talladega Superspeedway (“Talladega”) adversely impacted tickets sales during the week preceding its events.  In addition, we believe that the ongoing economic downturn, coupled with ongoing geopolitical issues, has had a significant negative impact on attendance-related revenues year-to-date in fiscal 2003.

Our second quarter results were also impacted by the timing of the following events:

· California Speedway (“California”) conducted an Indy Racing League (“IRL”) event in the second quarter of fiscal 2002.  That event will be conducted in the fourth quarter of fiscal 2003.

· Nazareth Speedway (“Nazareth”) conducted an IRL event in the second quarter of fiscal 2002.  That event will be conducted in the third quarter of fiscal 2003.

Admissions revenue decreased from approximately $45.2 million to approximately $43.6 million, or 3.5%, for the three months ended May 31, 2003, as compared to the three months ended May 31, 2002.  This decrease was primarily attributable to the timing of the IRL events at California and Nazareth in fiscal 2003 as compared to fiscal 2002.   Attendance at the events conducted at Talladega, Daytona and Darlington also contributed to the decrease.  These decreases are partially offset by increased seating capacity and attendance for events conducted at Richmond, increased attendance at motorcycle events conducted at California and an increase in the weighted average price of tickets sold for many of the NASCAR events conducted during the period, including our sold out NASCAR Winston Cup Series events at California and Richmond.

Admissions revenue decreased from approximately $94.1 million to $90.7 million, or 3.6%, for the six months ended May 31, 2003, as compared to the six months ended May 31, 2002.  The decrease is primarily attributable to the previously discussed timing of IRL events at California and Nazareth and attendance at certain events conducted during Speedweeks at Daytona.  Attendance at events conducted at Talladega, North Carolina, the Daytona motorcycle events and Darlington also contributed to the decrease. These decreases are partially offset by increased seating capacity and attendance for events conducted at Richmond, increased attendance at motorcycle events conducted at California and an increase in the weighted average price of tickets sold for many of the NASCAR events conducted during the period including the Daytona 500 and our sold out NASCAR Winston Cup Series events at California and Richmond.

Motorsports related income increased approximately $3.9 million, or 7.1%, and approximately $10.2 million, or 8.8%, for the three months and six months ended May 31, 2003, respectively, as compared to the same periods of the prior year.  Substantially all of the increases during the three and six month periods are attributable to the television broadcast rights fees for the NASCAR Winston Cup and Busch series events conducted during the respective periods.  The addition of suites at Richmond and other hospitality related increases also contributed to the increase.  These increases are partially offset by decreases attributable to the previously discussed timing of IRL events at California and Nazareth.

Food, beverage and merchandise income increased approximately $486,000, or 3.3%, and approximately $942,000, or 3.1%, for the three months and six months ended May 31, 2003, respectively, as compared to the same periods of the prior year.  The increases are primarily related to our Americrown subsidiary assuming food concession and catering operations at California, which were operated by a third party vendor that paid California a commission in prior years.  Also, $1.6 million of non-recurring income related to our ongoing activities to audit third party vendors was recorded in our first quarter and significantly contributed to the increase during the six months ended May 31, 2003.  These increases were partially offset by the lower food, beverage and merchandise sales attributable to previously discussed decreased attendance as well as the timing of IRL events at California and Nazareth.

Prize and point fund monies and NASCAR sanction fees increased approximately $2.2 million, or 10.4%, and approximately $4.5 million, or 10.5%, for the three months and six months ended May 31, 2003, respectively, as compared to the same periods of the prior year. Over three-quarters of these increases were due to increased prize and point fund monies paid by NASCAR to participants in events during the periods.  Over one-half of these increases were attributable to the increased television broadcast rights fees for the NASCAR Winston Cup and Busch series events conducted during the three and six month periods, as standard NASCAR sanctioning agreements require that a specified percentage of broadcast rights fees be paid to competitors.

Motorsports related expenses decreased approximately $1.8 million, or 6.9%, and $208,000, or 0.5%, for the three months and six months ended May 31, 2003, respectively, as compared to the same periods of the prior year.  These decreases are primarily related to the previously discussed timing of IRL events at California and Nazareth.  These decreases are partially offset by costs associated with consumer marketing initiatives launched in mid fiscal 2002 and increases other event related costs, including insurance.  Motorsports related expenses as a percentage of combined admissions and motorsports related income decreased to approximately 24.3% and 20.5% for the three months and six months ended May 31, 2003, respectively, as compared to approximately 26.7% and 21.3% for the same periods in the prior year.  These decreases are attributable to the previously discussed timing of IRL events at California and Nazareth, which include non-NASCAR sanction fees recorded as part of motorsports related expenses, and the increase in television broadcast rights fees partially offset by the previously discussed increased costs.

Food, beverage and merchandise expense increased approximately $1.6 million, or 19.6%, and approximately $1.2 million, or 7.2%, respectively, for the three months and six months ended May 31, 2003, as compared to the same periods of the prior year. These increases are primarily attributable to our Americrown subsidiary assuming food concession and catering operations at California, which were operated by a third party vendor that paid California a commission in prior years.  These increases are partially offset by decreased product and other variable costs associated with decreased sales.  Food, beverage and merchandise expenses as a percentage of food, beverage and merchandise income increased to approximately 62.3% and 56.1% for the three months and six months ended May 31, 2003, respectively, as compared to approximately 53.8% and 53.9% for the same periods in the prior year. These increases are primarily attributable to the expenses related to the assumption of food concession and catering operations at California, holding certain retail price points constant despite increasing product costs and the relationship of decreased sales to certain fixed costs.  This decrease is partially offset for the six months ended May 31, 2003 by the previously discussed nonrecurring income related to our ongoing activities to audit third party vendors’ sales reports for prior years.

General and administrative expenses increased approximately $742,000, or 3.8%, and approximately $2.1 million, or 5.3%, for the three months and six months ended May 31, 2003, respectively, as compared to the same periods of the prior year. These increases are primarily attributable to costs associated with certain ongoing legal proceedings (see Part II – Other Information “Legal Proceedings”), expenses related to the expansion of our ongoing business, including strategic technology initiatives launched in mid fiscal 2002, and insurance costs.  These increases are partially offset by certain professional fees incurred in fiscal 2002 for which there are no comparable costs in the current period. General and administrative expenses as a percentage of total revenues increased to approximately 16.9% and 16.3% for the three months and six months ended May 31, 2003, as compared to approximately 16.7% and 16.0% for the same periods in the prior year. These slight increases are primarily the result of the previously discussed decreased revenues related to the timing of the California and Nazareth IRL events and increased legal and other costs, which were partially offset by the increased television broadcast rights fees for NASCAR Winston Cup and Busch series events.

Depreciation and amortization expense increased approximately $653,000, or 6.3%, and approximately $1.3 million, or 6.4%, for the three months and six months ended May 31, 2003, respectively, as compared to the same periods of the prior year.  These increases are primarily attributable to recently implemented strategic initiatives and additional capital spending at our facilities.

During the second quarter of fiscal 2003 we recorded a non-cash before-tax charge of approximately $2.8 million for the net book value of certain undepreciated assets removed in connection with a major track reconfiguration project at Homestead-Miami Speedway (“Miami”).  The project will increase the track banking to a maximum of 20 degrees in the turns through an innovative variable-degree banking system which is expected to enhance the quality of the racing entertainment at this facility.  We anticipate that the reconfiguration project will be completed for our fourth quarter NASCAR Winston Cup, Busch and Craftsman Truck series events.

Interest income increased by approximately $146,000, or 42.9%, and approximately $84,000, or 13.5%, for the three months and six months ended May 31, 2003, as compared to the same periods of the prior year. These increases are primarily due to higher cash balances in the current year.

Interest expense decreased by approximately $241,000, or 4.0%, and approximately $713,000, or 5.7%, for the three months and six months ended May 31, 2003, respectively, as compared to the same periods of the prior year.  These decreases are primarily attributable to the payoff of our revolving credit facilities in the prior year.

Equity in net loss from equity investments represents our pro rata share of the current losses from our 37.5% equity investment in Raceway Associates, LLC (“Raceway Associates”).  Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway.  Due to the seasonal concentration of Raceway Associates’ motorsports events, the results for the three-month and six month-periods ended May 31, 2003 are not indicative of the results expected for the year.

The increases in our effective income tax rates for the three months and six months ended May 31, 2003, as compared to the same periods of the prior year, are primarily attributable to an increase in our blended state tax rate.

As a result of the foregoing, our net income for the three months ended May 31, 2003 decreased to approximately $12.5 million as compared to $14.4 million for the same period of the prior year.  Our income before cumulative effect of accounting change for the six months ended May 31, 2003, decreased to approximately $37.9 million as compared to approximately $39.7 million for the six months ended May 31, 2002.

The cumulative effect of accounting change recognized in the first quarter of fiscal 2002 consists of the non-cash after-tax charges associated with our write-off of goodwill, as well as the write-off of goodwill by Raceway Associates, upon adoption of SFAS No. 142 on December 1, 2001.

Liquidity and Capital Resources

General

We have historically generated sufficient cash flow from operations to fund our working capital needs and capital expenditures at existing facilities, as well as to pay an annual cash dividend. In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance of senior notes (“Senior Notes”), borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects. At May 31, 2003 we had $225.0 million principal amount of Senior Notes outstanding, total borrowings of approximately $13.5 million under a term loan, and a debt service funding commitment of approximately $68.8 million, net of discount, related to the taxable special obligation revenue (“TIF”) bonds issued by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”). We had working capital of approximately $62.1 million and $12.1 million at May 31, 2003 and November 30, 2002, respectively.

Cash Flows

Net cash provided by operating activities was approximately $112.2 million for the six months ended May 31, 2003, compared to approximately $115.1 million for the six months ended May 31, 2002. The difference between our net income of approximately $37.9 million and the $112.2 million of operating cash flow was primarily attributable to:

· an increase in deferred income of $57.1 million;

· depreciation and amortization of $21.5 million;

· deferred income taxes of $13.3 million;

· an increase in income taxes payable of $3.6 million;

· an undistributed loss from equity investments of $3.0 million; and

· a pre-tax charge in connection with the Miami track reconfiguration of $2.8 million.

These differences are partially offset by a decrease in accounts payable and other current liabilities of $9.7 million, an increase in receivables of $9.4 million and an increase in inventories, prepaid expenses and other current assets of $8.9 million.

Net cash used in investing activities was approximately $19.5 million for the six months ended May 31, 2003, compared to approximately $21.6 million for the six months ended May 31, 2002. Our use of cash for investing activities reflects $22.8 million in capital expenditures partially offset by $4.1 million in proceeds from Raceway Associates as repayment of previous advances.

Net cash used in financing activities was approximately $5.8 million for the six months ended May 31, 2003, compared to approximately $79.9 million for the six months ended May 31, 2002. Our use of cash for financing activities reflects payments on our term loan of $5.5 million and $328,000 used to reaquire previously issued common stock.

Capital Expenditures

Capital expenditures totaled approximately $22.8 million for the six months ended May 31, 2003, compared to $23.0 million for the six months ended May 31, 2002. Capital expenditures during the six months ended May 31, 2003 related to increased grandstand seating capacity and six additional luxury suites at Richmond, increased grandstand seating capacity at Kansas, acquisition of land for expansion of parking capacity and other uses, purchase of equipment and other assets associated with our food, beverage and merchandising operations at California and a variety of other improvements and renovations to our facilities.

Based on capital projects currently approved we expect to make capital expenditures totaling approximately $60.1 million, subsequent to May 31, 2003, which are expected to be completed within the next 24 months.  These projects include a reconfiguration to increase track banking at Miami, track lighting at California, construction of a pedestrian/vehicle tunnel at Phoenix, acquisition of land for expansion of parking, camping capacity and other uses, installation of SAFER (steel and foam energy reduction) walls at Richmond and a variety of other improvements and renovations to our facilities.

As a result of these currently approved projects and current year capital expenditures made through May 31, 2003, we expect our total fiscal 2003 capital expenditures will be approximately $75-80 million.

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

In January 1999, the Unified Government issued approximately $71.3 million in TIF bonds in connection with the financing of construction of Kansas Speedway.  At May 31, 2003, outstanding principal on the TIF bonds are comprised of a $20.5 million, 6.15% term bond due December 1, 2017 and a $49.7 million, 6.75% term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by our wholly-owned subsidiary, Kansas Speedway Corporation.  Principal (mandatory redemption) payments per the Funding Commitment are payable by Kansas Speedway Corporation on October 1 of each year.  The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year.  Kansas Speedway Corporation granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation. We have agreed to guarantee Kansas Speedway Corporation’s Funding Commitment until certain financial conditions have been met.  In October 2002, the Unified Government issued additional subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas project and to fund certain additional construction.  The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway’s boundaries and are not our obligation.  Kansas Speedway Corporation has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds.  At May 31, 2003, the Unified Government had $6.3 million in 2002 STAR Bonds outstanding.  Under a keepwell agreement, we have agreed to provide financial assistance to Kansas Speedway Corporation, if necessary, to support it’s guarantee of the 2002 STAR Bonds.

Our $250 million senior revolving credit facility ("Credit Facility") matures on March 31, 2004, and accrues interest at LIBOR plus 50 -100 basis points, based on certain financial criteria. At May 31, 2003, we did not have any borrowings outstanding under the Credit Facility.

Our Miami subsidiary has a $15 million credit facility (“Miami Credit Facility”) and a $13.5 million term loan (“Term Loan”). The Miami Credit Facility and Term Loan are guaranteed by us and have the same interest terms and restrictive covenants as our Credit Facility. The Miami Credit Facility matures on December 31, 2004. At May 31, 2003, our Miami subsidiary did not have any borrowings outstanding under the Miami Credit Facility. The Term Loan is payable in annual installments which range from $6.5 million to $7.0 million.  Our Miami subsidiary has an interest rate swap agreement that effectively fixes the floating rate on the outstanding balance under the Term Loan at 5.60% plus 50-100 basis points, based on certain consolidated financial criteria, for the remainder of the loan period.

We are a member of Motorsports Alliance, LLC (“Motorsports Alliance”) (owned 50% by us and 50% by Indianapolis Motor Speedway LLC) which owns 75% of Raceway Associates.  Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway.  Raceway Associates has a term loan arrangement, which requires quarterly principal and interest payments and matures November 15, 2012, and a $15 million secured revolving credit facility, which matures September 15, 2005.  At May 31, 2003, Raceway Associates had approximately $45.2 million outstanding under its term loan and no borrowings outstanding under its credit facility.  Under a keepwell agreement, the members of Motorsports Alliance have agreed to provide financial assistance to Raceway Associates on a pro rata basis, if necessary, to support performance under its term loan and credit facility.

At May 31, 2003, we had contractual cash obligations to repay debt, to make payments under operating agreements, leases and commercial commitments in the form of guarantees and unused lines of credit.

Payments due under these long-term obligations are as follows as of May 31, 2003 (in thousands):

		Obligations Due by Period

	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years

Long-term debt	$ 308,660	$ 6,775	$ 232,895	$ 1,405	$ 67,585
Track facility operating agreement	45,870	2,220	4,440	4,440	34,770
Other operating leases	6,093	2,130	2,715	495	753

Total Contractual Cash Obligations	$ 360,623	$ 11,125	$ 240,050	$ 6,340	$ 103,108

Commercial commitment expirations are as follows as of May 31, 2003 (in thousands):

		Commitment Expiration by Period

	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years

Guarantees	$ 6,320	$ 560	$ 1,490	$ 1,050	$ 3,220
Keepwell agreements	22,600	2,400	4,800	4,800	10,600
Unused credit facilities	265,516	250,516	15,000	-	-

Total Commercial Commitments	$ 294,436	$ 253,476	$ 21,290	$ 5,850	$ 13,820

During fiscal 1999, we announced our intention to search for a site for a major motorsports facility in the New York metropolitan area. In January 2000, we announced that, through a wholly-owned subsidiary, we entered into an agreement with the New Jersey Sports and Exposition Authority granting our subsidiary the exclusive right to pursue development of a motorsports facility at the Meadowlands Sports Complex in New Jersey.    Although we continue to negotiate for the right to develop a motorsports facility at the Meadowlands, we are also currently evaluating alternative sites in the New York metropolitan area.

Our cash flow from operations consists primarily of ticket, hospitality, catering and concession sales and contracted revenues arising from television broadcast rights and marketing partnerships. While we expect our strong operating cash flow to continue in the future, our financial results depend significantly on a number of factors relating to consumer and corporate spending, including economic conditions affecting marketing dollars available from the motorsports industry’s principal sponsors.  Consumer and corporate spending could be adversely affected by economic, security and other lifestyle conditions, resulting in lower than expected future operating cash flows.  General economic conditions were significantly and negatively impacted by the September 11, 2001, terrorist attacks and the recent war with Iraq and could be similarly affected by any future attacks or fear of such attacks, or by conditions resulting from other acts or prospects of war.  Any future attacks or wars or related threats could also increase our expenses related to insurance, security or other related matters.  In addition, the Internal Revenue Service (the “Service”) is currently performing a periodic examination of our federal income tax returns for the years ended November 30, 1999, 2000 and 2001 and is examining the tax depreciation treatment for a significant portion of our motorsports entertainment facility assets.  In accordance with SFAS No. 109 “Accounting for Income Taxes” we have accrued a deferred tax liability based on the differences between our financial reporting and tax bases of such assets in our condensed consolidated balance sheet as of May 31, 2003.  We believe that our application of the federal income tax regulations in question, which have been applied consistently since being instituted in 1986 and have been subjected to previous Service audits, is appropriate and we intend to vigorously defend the merits of our position, if necessary.  While an adverse resolution of these matters could result in a material negative impact on cash flow, we believe that we have provided adequate reserves as part of our deferred tax liability in our condensed consolidated financial statements as of May 31, 2003 and, as a result, do not expect that such an outcome would have a material adverse effect on results of operations.

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

We intend to pursue further development and/or acquisition opportunities (including the possible development of new motorsports facilities, including the New York metropolitan area) the timing, size and success, as well as associated potential capital commitments of which, are unknown at this time.  Accordingly, a material acceleration in our growth strategy could require us to obtain additional capital through debt and/or equity financings. Although there can be no assurance, we believe that adequate debt and equity financing will be available on satisfactory terms.

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

Many of these factors are beyond our ability to control or predict.  We caution you not to put undue reliance on forward-looking statements or to project any future results based on such statements or on present or prior earnings levels.  Some of the factors that could cause the actual results to differ materially are attached to this report as an exhibit.  Additional information concerning these, or other factors that could cause the actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s annual report on form 10-K and other Securities and Exchange Commission filings.  Copies of those filings are available from us and/or the Securities and Exchange Commission.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK.

During the six months ended May 31, 2003 there have been no material changes in our market risk exposures.

ITEM 4.CONTROL AND PROCEDURES

Subsequent to May 31, 2003 and prior to the filing of this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at May 31, 2003, and during the period prior to the filing of this report.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to May 31, 2003.

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

In February 2002 we were served in a proceeding filed in the United States District Court for the Eastern District of Texas.  The complaint in the case has been amended twice and is presently styled Francis Ferko, and Russell Vaughn as Shareholders of Speedway Motorsports, Inc. vs. National Association of [sic] Stock Car Auto Racing, Inc., International Speedway Corporation, and Speedway Motorsports, Inc.  The overall gist of the suit is that Texas Motor Speedway should have a second NASCAR Winston Cup Series date annually and that NASCAR should be required by the court to grant Texas Motor Speedway a second NASCAR Winston Cup Series date annually.  The portion of this suit that is brought against us alleges that we conspired with NASCAR and members of the France Family to “refuse to offer a new Winston Cup race date to any non-ISC owned track whenever ISC has desired to host an additional Winston Cup race.”  The suit seeks unspecified monetary damages from ISC that are claimed to have resulted to Speedway Motorsports from the alleged conspiracy as well as treble damages under the anti-trust laws.  We believe the suit to be without merit and intend to vigorously pursue the defense of the matter.

ITEM 4.  Submission of Matters to a Vote of Security Holders

All of the information called for by this item was included in our report on form 10-Q for the period ended February 28, 2003.

ITEM 6.Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit Number	Description of Exhibit
3.1

Articles of Amendment of the Restated and Amended Articles of Incorporation of the Company, as filed with the Florida Department of State on July 26, 1999 (incorporated by reference from exhibit 3.1 of the Company’s Report on Form 8-K dated July 26, 1999)

3.2

Conformed copy of Amended and Restated Articles of Incorporation of the Company, as amended as of July 26, 1999 (incorporated by reference from exhibit 3.2 of the Company’s Report on Form 8-K dated July 26, 1999)

3.3	Conformed copy of Amended and Restated By-Laws of the Company, as amended as of April 9, 2003. (incorporated by reference from exhibit 3.3 of the Company’s Report on Form 10-Q dated April 10, 2003)
99.1	Certification required by Section 906 of Sarbanes-Oxley Act of 2002
99.2	Additional Factors That May Affect Operating Results

                (b) Reports on Form 8-K

On April 8, 2003 we filed a report on Form 8-K that reported under Item 9 the issuance of a press release that reported earnings results for the first quarter ended February 28, 2003 and which updated our expectations for revenues and earnings for the second quarter ending May 31, 2003.

On May 6, 2003, we filed a report on Form 8-K that reported under Item 9 the issuance of a press release on May 5, 2003 which reported record events at California and Richmond, updated guidance for Fiscal 2003 second quarter and full year, and reviewed plans for the possible reconfiguration of the track at Homestead-Miami Speedway, including a possible charge for removal of assets not yet fully depreciated in connection with the reconfiguration.

On May 7, 2003, we filed a report on Form 8-K that reported under Item 9 the issuance of a press release on May 7, 2003 which announced the filing of a registration statement for a secondary equity offering of 3,477,621 shares of Class A Common Stock, which would include an option for the underwriters to purchase an additional 521, 643 shares to cover over-allotments, if any.

On May 21, 2003, we filed a report on Form 8-K that reported under Item 9 the issuance of a press release on May 20, 2003 that announced the commencement of the secondary equity offering of 3,477,621 shares of Class A Common Stock at a public offering price of $35.50 per share. The release also reported the inclusion of an option for the underwriters to purchase an additional 521,643 shares to cover over-allotments, if any.

On May 21, 2003, we filed a report on Form 8-K under Item 7 that included the Underwriting Agreement for the secondary equity offering.

On May 27, 2003 we filed a report on Form 8-K that reported under Item 9 the issuance of a press release on May 27, 2003 that announced the closing of a previously announced secondary offering of 3,999,264 shares of its Class A Common Stock at a public offering price of $35.50 per share, which included 521,643 shares purchased by the managing underwriters to cover over-allotments.

On June 13, 2003 we filed a report on Form 8-K that reported under Item 9 the issuance of a press release on June 13, 2003 that announced that NASCAR had approved our proposal for the realignment of NASCAR Winston Cup Series dates among our North Carolina, Darlington and California facilities. The release reported that in the 2004 season as a result of the realignment, California Speedway will host an additional Winston Cup event weekend during the Labor Day weekend, Darlington Raceway will host race Winston Cup race weekends in March and November, and North Carolina Speedway will host one Winston Cup event weekend in February.

On July 9, 2003 we filed a report on Form 8-K that reported under Items 9 and 12 the issuance of a press release on July 9, 2003 that reported earnings results for the second quarter ended May 31, 2003 and furnished a copy of the earnings release to the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)
Date:	07/10/2003	/s/ Susan G. Schandel
Susan G. Schandel, Vice President Chief Financial Officer

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

Date: July 10, 2003

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

Date: July 10, 2003

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

Date: July 10, 2003

/s/ Daniel W. Houser___
Daniel W. Houser
Controller & Chief Accounting Officer