Form 10-Q
period 2003-08-31
INTERNATIONAL SPEEDWAY CORP
filed 2003-10-10
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2003

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

Class A Common Stock – 28,165,503 shares as of September 30, 2003.

Class B Common Stock – 25,052,672 shares as of September 30, 2003.

PART I.         FINANCIAL INFORMATION
ITEM 1.         FINANCIAL STATEMENTS

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Balance Sheets
	November 30, 2002	August 31, 2003
		(Unaudited)
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$109,263	$217,823
Short-term investments	200	200
Receivables, less allowance of $1,500	30,557	42,292
Inventories	4,799	6,533
Prepaid expenses and other current assets	3,784	13,759

Total Current Assets	148,603	280,607

Property and Equipment, net of accumulated depreciation of $192,433
and $224,355, respectively	859,096	865,812
Other Assets:
Equity investments	31,152	33,306
Goodwill	92,542	92,542
Other	24,578	20,264

	148,272	146,112

Total Assets	$1,155,971	$1,292,531

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$17,506	$16,135
Deferred income	98,315	130,208
Current portion of long-term debt	5,775	6,775
Income taxes payable	3,939	12,926
Other current liabilities	10,968	16,524

Total Current Liabilities	136,503	182,568

Long-Term Debt	309,606	302,115
Deferred Income Taxes	74,943	100,901
Long-Term Deferred Income	11,709	12,175
Other Long-Term Liabilities	885	587
Commitments and Contingencies	-	-
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized;
25,319,221 and 28,144,258 issued and outstanding at November 30,
2002 and August 31, 2003, respectively	253	281
Class B Common Stock, $.01 par value, 40,000,000 shares authorized;
27,867,456 and 25,073,917 issued and outstanding at November 30,
2002 and August 31, 2003, respectively	279	251
Additional paid-in capital	693,463	694,733
Retained (deficit) earnings	(67,641)	2,964
Accumulated other comprehensive loss	(874)	(574)

	625,480	697,655
Less: unearned compensation-restricted stock	3,155	3,470

Total Shareholders’ Equity	622,325	694,185

Total Liabilities and Shareholders’ Equity	$1,155,971	$1,292,531

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Statements of Operations

	Three Months Ended August 31,
	2002	2003
	(Unaudited)

	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$57,099	$62,689
Motorsports related income	57,752	74,873
Food, beverage and merchandise income	18,418	21,615
Other income	3,127	1,451

	136,396	160,628

EXPENSES:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	19,844	26,329
Motorsports related expenses	26,520	31,573
Food, beverage and merchandise expenses	10,629	12,053
General and administrative expenses	19,906	20,652
Depreciation and amortization	10,412	10,978

	87,311	101,585

Operating income	49,085	59,043
Interest income	297	561
Interest expense	(5,785)	(5,834)
Equity in net income from equity investments	4,538	5,176

Income before income taxes	48,135	58,946
Income taxes	18,580	22,993

Net income	$29,555	$35,953

Basic earnings per share	$0.56	$0.68

Diluted earnings per share	$0.56	$0.68

Dividends per share	$0.00	$0.00

Basic weighted average shares outstanding	53,041,210	53,064,693

Diluted weighted average shares outstanding	53,100,736	53,135,632

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Statements of Operations

	Nine Months Ended August 31,
	2002	2003
	(Unaudited)

	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$151,167	$153,376
Motorsports related income	173,256	200,556
Food, beverage and merchandise income	48,681	52,819
Other income	5,798	4,326

	378,902	411,077

EXPENSES:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	62,722	73,700
Motorsports related expenses	71,067	75,912
Food, beverage and merchandise expenses	26,947	29,547
General and administrative expenses	58,579	61,390
Depreciation and amortization	30,641	32,500
Homestead-Miami Speedway track reconfiguration	-	2,829

	249,956	275,878

Operating income	128,946	135,199
Interest income	921	1,269
Interest expense	(18,280)	(17,617)
Equity in net income from equity investments	1,260	2,154

Income before income taxes and cumulative effect of accounting change	112,847	121,005
Income taxes	43,559	47,196

Income before cumulative effect of accounting change	69,288	73,809
Cumulative effect of accounting change – company operations	(513,827)	-
Cumulative effect of accounting change – equity investment	(3,422)	-

Net (loss) income	$(447,961)	$73,809

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Statements of Operations (continued)

	Nine Months Ended August 31,
	2002	2003
	(Unaudited)

	(In Thousands, Except Per Share Amounts)

Basic earnings per share before cumulative effect of accounting change	$1.31	$1.39
Cumulative effect of accounting change	(9.75)	-

Basic (loss) earnings per share	$(8.44)	$1.39

Diluted earnings per share before cumulative effect of accounting change	$1.30	$1.39
Cumulative effect of accounting change	(9.74)	-

Diluted (loss) earnings per share	$(8.44)	$1.39

Dividends per share	$0.06	$0.06

Basic weighted average shares outstanding	53,035,006	53,054,252

Diluted weighted average shares outstanding	53,098,217	53,127,718

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Statement of Shareholders’ Equity

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss)	Unearned Compensation- Restricted Stock	Total Shareholders’ Equity

	(In Thousands)

Balance at November 30, 2002	$253	$279	$693,463	$(67,641)	$(874)	$(3,155)	$622,325
Activity 12/1/02 – 8/31/03 – unaudited:
Comprehensive income
Net income	-	-	-	73,809	-	-	73,809
Interest rate swap	-	-	-	-	300	-	300

Total comprehensive income							74,109
Cash dividends ($.06 per share)	-	-	-	(3,193)	-	-	(3,193)
Restricted stock grant	-	-	1,595	-	-	(1,595)	-
Reacquisition of previously issued
common stock	-	-	(325)	(11)	-	-	(336)
Conversion of Class B Common Stock
to Class A Common Stock	28	(28)	-	-	-	-	-
Amortization of unearned compensation	-	-	-	-	-	1,280	1,280

Balance at August 31, 2003 – unaudited	$281	$251	$694,733	$2,964	$(574)	$(3,470)	$694,185

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended August 31,
	2002	2003
	(Unaudited)

	(In Thousands)
OPERATING ACTIVITIES
Net (loss) income	$(447,961)	$73,809
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Cumulative effect of accounting change	517,249	-
Depreciation and amortization	30,641	32,500
Amortization of unearned compensation	1,087	1,280
Amortization of financing costs	1,252	240
Deferred income taxes	19,902	25,958
Undistributed income from equity investments	(1,260)	(2,154)
Homestead-Miami Speedway track reconfiguration	-	2,829
Other, net	(1,606)	(49)
Changes in operating assets and liabilities:
Receivables, net	(3,400)	(11,735)
Inventories, prepaid expenses and other current assets	(12,044)	(11,723)
Accounts payable and other current liabilities	3,162	4,185
Deferred income	26,705	32,359
Income taxes payable	9,610	8,987

Net cash provided by operating activities	143,337	156,486

INVESTING ACTIVITIES
Capital expenditures	(36,802)	(42,116)
Proceeds from asset disposals	399	178
Proceeds from affiliate	-	4,075
Proceeds from short-term investments	200	200
Purchases of short-term investments	(200)	(200)
Proceeds from restricted investments	1,263	-
Other, net	(383)	(1,034)

Net cash used in investing activities	(35,523)	(38,897)

FINANCING ACTIVITIES
Payment of long-term debt	(9,050)	(5,500)
Cash dividends paid	(3,191)	(3,193)
Reacquisition of previously issued common stock	(831)	(336)
Payments under credit facilities	(70,000)	-
Proceeds from interest rate swap	3,213	-

Net cash used in financing activities	(79,859)	(9,029)

Net increase in cash and cash equivalents	27,955	108,560
Cash and cash equivalents at beginning of period	71,004	109,263

Cash and cash equivalents at end of period	$98,959	$217,823

See accompanying notes.

International Speedway Corporation
Notes to Condensed Consolidated Financial Statements
August 31, 2003
(Unaudited)

1.              Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and generally accepted accounting principles but do not include all of the information and disclosures required for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest annual report on Form 10-K for International Speedway Corporation and its wholly-owned subsidiaries (the "Company"). In management's opinion, the statements include all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to conform to the financial presentation at August 31, 2003.

Because of the seasonal concentration of racing events, the results of operations for the three- and nine-month periods ended August 31, 2002 and 2003 are not indicative of the results to be expected for the year.

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

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock based employee compensation for the three- and nine-month periods ended August 31 (in thousands, except per share amounts):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2002	2003	2002	2003

Net income (loss), as reported	$ 29,555	$ 35,953	$ (447,961)	$ 73,809
Add: Stock-based employee compensation
expense included in reported net (loss)
income, net of related tax effects	243	268	667	781
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(306)	(323)	(825)	(957)

Pro forma net income (loss)	$ 29,492	$ 35,898	$ (448,119)	$ 73,633

Earnings (loss) per share:
Basic - as reported	$ 0.56	$ 0.68	$ (8.44)	$ 1.39

Basic – pro forma	$ 0.56	$ 0.68	$ (8.45)	$ 1.39

	Three Months Ended August 31,		Nine Months Ended August 31,
	2002	2003	2002	2003

Diluted - as reported	$ 0.56	$ 0.68	$ (8.44)	$ 1.39

Diluted – pro forma	$ 0.56	$ 0.68	$ (8.44)	$ 1.39

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities.  Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests.  This interpretation defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved.  This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when this interpretation becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003.  The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.  The Company is currently evaluating the impact, if any, of the adoption of this interpretation on its financial position and results of operations.

In April 2003, the FASB amended and clarified financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” through the issuance of SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company’s adoption of SFAS No. 149 in fiscal 2003 did not have a material impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity.  SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position.  Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 or otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 is not expected to have a material impact on the Company’s financial position or results of operations.

4.              Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three- and nine-month periods ending August 31 (in thousands, except share amounts):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2002	2003	2002	2003

Basic and diluted numerator:
Income before cumulative effect of
accounting change	$ 29,555	$ 35,953	$ 69,288	$ 73,809
Cumulative effect of accounting change	-	-	(517,249)	-

Net income (loss)	$ 29,555	$ 35,953	$ (447,961)	$ 73,809

Basic earnings per share calculation:
Denominator
Weighted average shares outstanding	53,041,210	53,064,693	53,035,006	53,054,252

Basic earnings per share
Income before cumulative effect of
accounting change	$ 0.56	$ 0.68	$ 1.31	$ 1.39
Cumulative effect of accounting change	-	-	(9.75)	-

Net income (loss)	$ 0.56	$ 0.68	$ (8.44)	$ 1.39

Diluted earnings per share calculation:
Weighted average shares outstanding	53,041,210	53,064,693	53,035,006	53,054,252
Common stock options	746	1,225	2,028	834
Contingently issuable shares	58,780	69,714	61,183	72,632

Diluted weighted average shares
outstanding	53,100,736	53,135,632	53,098,217	53,127,718

	Three Months Ended August 31,		Nine Months Ended August 31,
	2002	2003	2002	2003

Diluted earnings per share
Income before cumulative effect of
accounting change	$ 0.56	$ 0.68	$ 1.30	$ 1.39
Cumulative effect of accounting change	-	-	(9.74)	-

Net income (loss)	$ 0.56	$ 0.68	$ (8.44)	$ 1.39

During the periods presented shares that could potentially dilute future earnings per share were not included in the computation of diluted earnings per share as to do so would have been anti-dilutive.  These shares totaled 47,419 and 59,334 during the three months ended August 31, 2002 and 2003, respectively, and 32,906 and 53,636 for the nine months ended August 31, 2002 and 2003, respectively.

5.              Goodwill and Intangible Assets

The gross carrying value and accumulated amortization of the major classes of intangible assets relating to the Motorsports Events segment are as follows (in thousands):

November 30, 2002
	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Food, beverage and merchandise contracts	$ 35	$ 8

Total amortized intangible assets	$ 35	$ 8

Non-amortized intangible assets:
Water rights	$ 535
Liquor licenses	153

Total non-amortized intangible assets	$ 688

August 31, 2003
	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Food, beverage and merchandise contracts	$ 248	$ 29

Total amortized intangible assets	$ 248	$ 29

Non-amortized intangible assets:
Water rights	$ 535
Liquor licenses	263

Total non-amortized intangible assets	$ 798

The following table presents current and expected amortization expense of the existing intangible assets as of August 31, 2003 for each of the following periods (in thousands):

Aggregate amortization expense:
For the nine months ended August 31, 2003	$ 21
Estimated amortization expense for the year ending November 30:
2003	32
2004	45
2005	44
2006	38
2007	38

There were no changes in the carrying amount of goodwill for the nine months ended August 31, 2003.

6.              Long-Term Debt

Long-term debt consists of the following (in thousands):

	November 30, 2002	August 31, 2003

Senior Notes, including premium of $2,626 and $1,576	$ 227,626	$ 226,576
TIF bond debt service funding commitment, net of
discount of $1,405 and $1,346	68,755	68,814
Term debt	19,000	13,500

	315,381	308,890
Less: current portion	5,775	6,775

	$ 309,606	$ 302,115

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

In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”), issued approximately $71.3 million in taxable special obligation revenue (“TIF”) bonds in connection with the financing of construction of Kansas Speedway. At August 31, 2003, outstanding principal on the TIF bonds are comprised of a $20.5 million, 6.15% term bond due December 1, 2017 and a $49.7 million, 6.75% term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly-owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation. The bond financing documents contain various restrictive covenants.   The Company has agreed to guarantee KSC’s Funding Commitment until certain financial conditions have been met.

At August 31, 2003 the Company had a $250 million revolving credit facility (“Credit Facility”) scheduled to mature on March 31, 2004, which accrued interest at LIBOR plus 50 -100 basis points, based on certain financial criteria.  At August 31, 2003, the Company did not have any borrowings outstanding under the Credit Facility.  On September 12, 2003 the Company entered into a $300 million revolving credit facility (“2003 Credit Facility”).  Upon execution of the 2003 Credit Facility, the Company terminated its then existing $250 million Credit Facility.  The 2003 Credit Facility is scheduled to mature in September 2008, and accrues interest at LIBOR plus 62.5 – 150 basis points, based on the Company’s highest debt rating as determined by specified rating agencies.  The 2003 Credit Facility contains various restrictive covenants.

The Company’s Miami subsidiary has a $15 million credit facility (“Miami Credit Facility”) and a $13.5 million term loan (“Term Loan”). The Miami Credit Facility and Term Loan are guaranteed by the Company and have the same interest terms and restrictive covenants as the Company’s Credit Facility. The Miami Credit Facility matures on December 31, 2004.  At August 31, 2003, the Company did not have any borrowings outstanding under the Miami Credit Facility.  The Term Loan is payable in annual installments of $6.5 million at December 31, 2003 and $7.0 million at December 31, 2004. The Company’s Miami subsidiary has an interest rate swap agreement that effectively fixes the floating rate on the outstanding balance under the Term Loan at 5.6% plus 50 –100 basis points, based on certain consolidated financial criteria of the Company, for the remainder of the loan period.  In October 2003, the Company permanently reduced the full amount of the borrowings available under the Miami Credit Facility.  There was no reduction in the amount of or change in the payment schedule for the Term Loan.

Total interest incurred by the Company was approximately $5.8 million for each of the three months ended August 31, 2002 and 2003, and $18.3 million and $17.6 million for the nine months ended August 31, 2002 and 2003, respectively.  Total interest capitalized for the three months ended August 31, 2002 and 2003, was approximately $83,000 and $157,000 respectively, and approximately $273,000 and $395,000 for the nine months ended August 31, 2002 and 2003, respectively.

Financing costs of approximately $6.3 million, net of accumulated amortization, have been deferred and are included in other assets at August 31, 2003.  These costs are being amortized on an effective yield method over the life of the related financing.

7.             Related Party Disclosures and Transactions

All of the racing events that take place during the Company's fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association ("AHRMA"), the American Motorcyclist Association ("AMA"), the Automobile Racing Club of America ("ARCA"), Championship Auto Racing Teams ("CART"), the Championship Cup Series ("CCS"), the Federation Internationale de l'Automobile ("FIA"), the Federation Internationale Motocycliste ("FIM"), the Grand American Road Racing Association ("Grand American"), Historic Sportscar Racing ("HSR"), the International Race of Champions ("IROC"), the Indy Racing League ("IRL"), the National Association for Stock Car Auto Racing, Inc. ("NASCAR"), the Sports Car Club of America ("SCCA"), the Sportscar Vintage Racing Association ("SVRA"), the United States Auto Club ("USAC"), and the World Karting Association ("WKA"). NASCAR, which sanctions some of the Company's principal racing events, is a member of the France Family Group, which controls approximately 60% of the combined voting power of the outstanding stock of the Company, and some members of which serve as directors and officers. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors, which are exclusive of NASCAR sanction fees, totaled approximately $16.8 million and $22.4 million for the three months ended August 31, 2002 and 2003, respectively, and approximately $54.0 million and $63.4 million for the nine months ended August 31, 2002 and 2003, respectively.

8.              Long-Term Stock Incentive Plan

In January 2003 and April 2003, the Company awarded and issued a total of 683 and 39,194 restricted shares of the Company’s Class A Common Stock, respectively, to certain managers under the Company’s Long-Term Stock Incentive Plan (the “1996 Plan”).  The shares of restricted stock issued in January 2003, vested in July 2003.  The shares of restricted stock issued in April 2003, vest at the rate of 50% on the third anniversary of the award date and the remaining 50% on the fifth anniversary of the award date.

The market value of the shares at the date of award has been recorded as “Unearned compensation – restricted stock,” which is shown as a separate component of shareholders’ equity in the accompanying condensed consolidated balance sheets.  The unearned compensation is being amortized over the vesting periods of the shares.  In accordance with APB Opinion 25, the Company will recognize a compensation charge over the vesting periods equal to the fair market value of these shares on the date of award.  The total compensation charge recognized as expense totaled approximately $397,000 and $439,000, for the three months ended August 31, 2002 and 2003, respectively, and approximately $1.1 million and $1.3 million for the nine months ended August 31, 2002 and 2003, respectively.

A portion of each non-employee director’s compensation consists of awards of options to acquire shares of the Company’s Class A Common Stock under the 1996 Plan for their services as directors.  The Company granted a total of 11,915 options to purchase the Company’s Class A Common Stock to the non-employee directors at an exercise price of $39.79 per share, in April 2003 and 1,014 options to purchase the Company’s Class A Common Stock at an exercise price of $41.10 per share to a newly-elected non-employee director in September 2003.  All of these options become exercisable on April 9, 2004, and expire on April 9, 2013.

9.              Commitments and Contingencies

In October 2002, the Unified Government issued additional subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction.  The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway’s boundaries and are not the Company’s obligation.  KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds.  At August 31, 2003, the Unified Government had $6.3 million in 2002 STAR Bonds outstanding.  Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.

The Company is a member of Motorsports Alliance (owned 50% by the Company and 50% by Indianapolis Motor Speedway LLC) which owns 75% of Raceway Associates.  Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway.  Raceway Associates has a term loan arrangement, which requires quarterly principal and interest payments and matures November 15, 2012, and a $15 million secured revolving credit facility, which matures September 15, 2005.  At August 31, 2003, Raceway Associates had approximately $44.0 million outstanding under its term loan and $2.0 million outstanding under its credit facility.  Under a keepwell agreement, the members of Motorsports Alliance have agreed to provide financial assistance to Raceway Associates, if necessary, on a pro rata basis to support performance under its term loan and credit facility.

In connection with the Company’s automobile and workers’ compensation insurance coverages, in March 2003, the Company issued a standby letter of credit agreement in favor of the insurer.  The letter of credit, which expires on December 15, 2003, increases to a maximum of approximately $1.0 million and is automatically renewed on an annual basis.  At August 31, 2003, there are no amounts drawn on the standby letter of credit.

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

Current Litigation

In February 2002 the Company was served in a proceeding filed in the United States District Court for the Eastern District of Texas.  The complaint in the case has been amended twice and is presently styled Francis> Ferko, and Russell Vaughn as Shareholders of Speedway Motorsports, Inc. vs. National Association of [sic] Stock Car Auto Racing, Inc., International Speedway Corporation, and Speedway Motorsports, Inc..  The overall gist of the suit is that Texas Motor Speedway should have a second NASCAR Winston Cup Series date annually and that NASCAR should be required by the court to grant Texas Motor Speedway a second NASCAR Winston Cup Series date annually.  The portion of this suit that is brought against the Company alleges that it conspired with NASCAR and members of the France Family to “refuse to offer a new Winston Cup race date to any non-ISC owned track whenever ISC has desired to host an additional Winston Cup race.”  The suit seeks unspecified monetary damages from the Company which are claimed to have resulted to Speedway Motorsports from the alleged conspiracy as well as treble damages under the anti-trust laws.  Fact discovery is now complete pursuant to the current pretrial scheduling order.  However, there are several discovery motions currently pending before the Court, the resolution of which may have the effect of reopening fact discovery in the coming months to a limited extent in order to address the issues before the Court.  In addition, the parties have agreed that each side may depose up to an additional three witnesses, not previously deposed, appearing on the opposing side’s ultimate trial witness list.  Therefore, there is the possibility of an additional six fact witness depositions occurring prior to trial.  Other than the pending motions and the possible additional fact witnesses the main focus in the next few months will be on expert discovery. The Company continues to believe the suit to be without merit and intends to continue to vigorously pursue the defense of the matter.

10.            Homestead-Miami Speedway Track Reconfiguration

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

11.            Segment Reporting

The following tables provide segment reporting of the Company for the three- and nine-month periods ended August 31, 2002 and 2003 (in thousands):

	Three Months Ended August 31, 2002

	Motorsport Events	All Other	Total

Revenues	$ 127,907	$ 10,766	$ 138,673
Depreciation and amortization	9,075	1,337	10,412
Operating income	45,813	3,272	49,085
Capital expenditures	9,772	4,064	13,836
Total assets	1,020,797	143,152	1,163,949
Equity investments	30,505	-	30,505

	Three Months Ended August 31, 2003

	Motorsport Events	All Other	Total

Revenues	$ 151,874	$ 11,611	$ 163,485
Depreciation and amortization	9,614	1,364	10,978
Operating income	55,153	3,890	59,043
Capital expenditures	18,188	1,154	19,342
Total assets	1,097,667	194,864	1,292,531
Equity investments	33,306	-	33,306

	Nine Months Ended August 31, 2002

	Motorsport Events	All Other	Total

Revenues	$ 356,218	$ 29,582	$ 385,800
Depreciation and amortization	26,910	3,731	30,641
Operating income	120,626	8,320	128,946
Capital expenditures	30,875	5,927	36,802

	Nine Months Ended August 31, 2003

	Motorsport Events	All Other	Total

Revenues	$ 389,389	$ 29,968	$ 419,357
Depreciation and amortization	28,322	4,178	32,500
Operating income	127,963	7,236	135,199
Capital expenditures	38,353	3,763	42,116

Intersegment revenues were approximately $2.3 million and $2.9 million for the three months ended August 31, 2002 and 2003, respectively and approximately $6.9 million and $8.3 million for the nine months ended August 31, 2002 and 2003, respectively.

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

Included are condensed consolidating balance sheets as of November 30, 2002 and August 31, 2003, the condensed consolidating statements of operations for the three- and nine-month periods ended August 31, 2002 and 2003 and the condensed consolidating statements of cash flows for the nine-month periods ended August 31, 2002 and 2003, of: (a) the Parent; (b) the guarantor subsidiaries; (c) elimination entries necessary to consolidate Parent with guarantor subsidiaries; and (d) the Company on a consolidated basis (in thousands).

	Condensed Consolidating Balance Sheet as of November 30, 2002

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Current assets	$ 13,226	$ 144,981	$ (9,604)	$ 148,603
Property and equipment, net	130,857	728,239	-	859,096
Advances to and investments in subsidiaries	1,460,352	423,909	(1,884,261)	-
Other assets	13,723	134,549	-	148,272

Total Assets	$ 1,618,158	$ 1,431,678	$ (1,893,865)	$ 1,155,971

Current liabilities	$ (3,455)	$ 147,285	$ (7,327)	$ 136,503
Long-term debt	653,687	13,085	(357,166)	309,606
Deferred income taxes	34,423	40,520	-	74,943
Other liabilities	11	12,583	-	12,594
Total shareholders' equity	933,492	1,218,205	(1,529,372)	622,325

Total Liabilities and Shareholders’ Equity	$ 1,618,158	$ 1,431,678	$ (1,893,865)	$ 1,155,971

	Condensed Consolidating Balance Sheet as of August 31, 2003

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Current assets	$ 24,728	$ 267,315	$ (11,436)	$ 280,607
Property and equipment, net	128,065	737,747	-	865,812
Advances to and investments in subsidiaries	1,445,252	432,209	(1,877,461)	-
Other assets	13,427	132,685	-	146,112

Total Assets	$ 1,611,472	$ 1,569,956	$ (1,888,897)	$ 1,292,531

Current liabilities	$ 20,699	$ 172,433	$ (10,564)	$ 182,568
Long-term debt	658,785	(8,455)	(348,215)	302,115
Deferred income taxes	58,478	42,423	-	100,901
Other liabilities	13	12,749	-	12,762
Total shareholders' equity	873,497	1,350,806	(1,530,118)	694,185

Total Liabilities and Shareholders’ Equity	$ 1,611,472	$ 1,569,956	$ (1,888,897)	$ 1,292,531

	Condensed Consolidating Statement of Operations For The Three Months Ended August 31, 2002

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 490	$ 152,889	$ (16,983)	$ 136,396
Total expenses	5,785	98,509	(16,983)	87,311
Operating (loss) income	(5,295)	54,380	-	49,085
Interest and other (expense) income, net	(5,134)	6,919	(2,735)	(950)
Net (loss) income	(23,790)	56,080	(2,735)	29,555

	Condensed Consolidating Statement of Operations For The Three Months Ended August 31, 2003

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 502	$ 188,659	$ (28,533)	$ 160,628
Total expenses	6,629	123,489	(28,533)	101,585
Operating (loss) income	(6,127)	65,170	-	59,043
Interest and other (expense) income, net	(4,030)	7,343	(3,410)	(97)
Net (loss) income	(27,293)	66,656	(3,410)	35,953

	Condensed Consolidating Statement of Operations For The Nine Months Ended August 31, 2002

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 1,465	$ 440,536	$ (63,099)	$ 378,902
Total expenses	16,942	296,113	(63,099)	249,956
Operating (loss) income	(15,477)	144,423	-	128,946
Interest and other income (expense), net	28,323	7,547	(51,969)	(16,099)
(Loss) income before cumulative effect of
accounting change	(14,445)	135,702	(51,969)	69,288
Net loss	(14,445)	(381,547)	(51,969)	(447,961)

	Condensed Consolidating Statement of Operations For The Nine Months Ended August 31, 2003

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 1,528	$ 500,723	$ (91,174)	$ 411,077
Total expenses	21,380	345,672	(91,174)	275,878
Operating (loss) income	(19,852)	155,051	-	135,199
Interest and other (expense) income, net	(8,809)	8,625	(14,010)	(14,194)
Net (loss) income	(57,746)	145,565	(14,010)	73,809

	Condensed Consolidating Statement of Cash Flows For The Nine Months Ended August 31, 2002

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$ 17,064	$ 185,699	$ (59,426)	$ 143,337
Net cash provided by (used in) investing activities	49,749	(144,698)	59,426	(35,523)
Net cash used in financing activities	(70,809)	(9,050)	-	(79,859)

	Condensed Consolidating Statement of Cash Flows For The Nine Months Ended August 31, 2003

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$ (8,262)	$ 180,163	$ (15,415)	$ 156,486
Net cash provided by (used in) investing activities	21,591	(75,903)	15,415	(38,897)
Net cash used in financing activities	(3,529)	(5,500)	-	(9,029)

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

Advance ticket sales and event-related revenues for future events are deferred until earned.  The recognition of event-related expenses is matched with the recognition of event-related revenues.  Revenues and related expenses from the sale of merchandise to retail customers, catalog and internet sales and direct sales to dealers are recognized at the time of sale.  We believe that our revenue recognition policies follow guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

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

In January 2003, NASCAR announced it would entertain and discuss proposals from track operators regarding potential realignment of NASCAR Winston Cup Series dates to more geographically diverse and potentially more desirable markets where there may be greater demand resulting in an opportunity for increased revenues to the track operators.  In June 2003 we announced that NASCAR approved our proposal for realignment of NASCAR Nextel Cup (formerly Winston Cup) Series dates between our North Carolina, Darlington and California facilities for the 2004 season.  As a result of the realignment, The California Speedway (“California”) will host an additional NASCAR Nextel Cup Series event weekend during the Labor Day weekend, Darlington Raceway (“Darlington”) will host NASCAR Nextel Cup Series race weekends in March and November and North Carolina Speedway (“North Carolina”) will host one NASCAR Nextel Cup Series event weekend in February.  We believe that this realignment will result in a net positive impact to our fiscal 2004 revenue and earnings and will provide an opportunity to increase the sport’s exposure in the highly desirable southern California market, which will benefit the sport’s fans, teams, sponsors and television broadcast partners as well.

Fiscal 2001 was our first year under NASCAR’s multi-year consolidated television broadcast rights agreements with NBC Sports, Turner Sports, FOX and FX.  These agreements cover the domestic broadcast of NASCAR’s entire Winston Cup (Nextel Cup starting in 2004) and Busch series racing seasons from 2001 through 2006.  As a result, our combined television broadcast and ancillary rights revenues increased approximately 84% in fiscal 2001, approximately 15% in fiscal 2002 and are expected to increase approximately 16% in fiscal 2003 as compared to the respective prior fiscal years.   We expect media rights revenues, as well as variable costs tied to the percentage of broadcast rights fees required to be paid to competitors as part of NASCAR Winston Cup (NASCAR Nextel Cup starting in 2004) and Busch series sanction agreements, to continue to increase based on NASCAR’s announcement that the annual increase in the domestic television rights fees will range between 15% and 21% from 2001 through 2006.  It is currently expected that our combined television broadcast and ancillary rights revenues will increase approximately 21% in fiscal 2004 as compared to fiscal 2003.

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

An important component of our operating strategy has been our long-standing practice of focusing closely on supply and demand regarding additional capacity at our facilities.  We continually evaluate the demand for our most popular racing events in order to add capacity that we believe will provide an acceptable rate of return on invested capital.  Through prudent expansion, we attempt to keep demand at a higher level than supply, which stimulates ticket renewals and advance sales.  Advance ticket sales result in earlier cash flow and reduce the potential negative impact of actual and forecasted inclement weather on ticket sales.  While we will join with sponsors and offer promotions to generate additional ticket sales, we avoid rewarding last-minute ticket buyers by discounting tickets.  We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth than to recognize short-term incremental revenue.  We recognize that a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment and other lifestyle and business conditions, can negatively impact attendance at our events.  Based upon current and potential future economic conditions we have instituted only modest increases in our weighted average ticket prices in fiscal 2003.  In addition, we have limited the expansion of capacity at our facilities for our 2003 events to a total of approximately 3,100 and 1,500 net additional grandstand seats at Richmond International Raceway (“Richmond”) and Kansas Speedway (“Kansas”), respectively, and six net additional luxury suites at Richmond.  These additional seats and suites have been sold on a season basis for fiscal 2003.  As well, our currently approved capital projects include an additional approximately 1,400 seats at Richmond that will be marketed on a season basis for fiscal 2004.We will continue to evaluate expansion opportunities, as well as the pricing of our tickets and other products, on an ongoing basis.  Over the long term, we plan to continue to expand capacity at our speedways.

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

Because of the seasonal concentration of racing events, the results of operations for the three- and nine-month periods ended August 31, 2002 and 2003 are not indicative of the results to be expected for the year.

Comparison of the Results for the Three and Nine Months Ended August 31, 2003 to the Results for the Three and Nine Months Ended August 31, 2002.

The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2002	2003	2002	2003
	(Unaudited)

Revenues:
Admissions, net	41.9%	39.0%	39.9%	37.3%
Motorsports related income	42.3	46.6	45.7	48.8
Food, beverage and merchandise income	13.5	13.5	12.9	12.8
Other income	2.3	0.9	1.5	1.1

Total revenues	100.0	100.0	100.0	100.0
Expenses:
Direct expenses:
Prize and point fund monies and NASCAR
sanction fees	14.6	16.4	16.5	17.9
Motorsports related expenses	19.5	19.7	18.8	18.5
Food, beverage and merchandise expenses	7.7	7.4	7.1	7.2
General and administrative expenses	14.6	12.9	15.5	14.9
Depreciation and amortization	7.6	6.8	8.1	7.9
Homestead-Miami Speedway track reconfiguration	-	-	-	0.7

Total expenses	64.0	63.2	66.0	67.1

Operating income	36.0	36.8	34.0	32.9
Interest income	0.2	0.3	0.3	0.3
Interest expense	(4.2)	(3.6)	(4.8)	(4.3)
Equity in net loss from equity investments	3.3	3.2	0.3	0.5

Income before income taxes and cumulative effect
of accounting change	35.3	36.7	29.8	29.4
Income taxes	13.6	14.3	11.5	11.4

Income before cumulative effect of accounting change	21.7	22.4	18.3	18.0
Cumulative effect of accounting change	-	-	(136.5)	-

Net income (loss)	21.7%	22.4%	(118.2)%	18.0%

During fiscal 2003, inclement weather, and/or the threat of inclement weather, adversely impacted many of our major events including:

•         Several events during Speedweeks 2003, including the Daytona 500;

•         The February NASCAR events at North Carolina, including its NASCAR Busch series event, which was rescheduled to the following Monday;

•         The March motorcycle events at Daytona International Speedway (“Daytona”), including its Daytona 200 Superbike event that was rescheduled to the following Monday;

•         The March NASCAR events at Darlington, including its NASCAR Busch series event, which was rescheduled to the following Monday;

•         The April NASCAR events at Talladega Superspeedway (“Talladega”) where we believe race week sales were impacted by the threat of inclement weather; and

•         The August events, including the NASCAR Winston Cup event, at Watkins Glen International (“Watkins Glen”).

In addition, we believe that the ongoing economic downturn, coupled with ongoing geopolitical issues, has had a significant negative impact on attendance-related revenues year-to-date in fiscal 2003.

Our results, as compared to the same periods of the prior year,  were impacted by the timing of the following events:

•         The fall NASCAR Winston Cup event at Darlington, historically scheduled for the Sunday of Labor Day weekend, is recorded in our third quarter in fiscal 2003 as compared to our fourth quarter in fiscal 2002;

•         The inaugural Dale Earnhardt Tribute Concert to benefit the Dale Earnhardt Foundation was hosted at Daytona in June 2003 for which Daytona made donations, received a rental fee and provided certain event support services, and our Americrown subsidiary provided certain concessions, catering and merchandising services;

•         Nazareth Speedway (“Nazareth”) conducted an Indy Racing League (“IRL”) event in the second quarter of fiscal 2002.  That event was conducted in the third quarter of fiscal 2003; and

•         California conducted an IRL event in the second quarter of fiscal 2002.  That event will be conducted in the fourth quarter of fiscal 2003.

Admissions revenue increased from approximately $ 57.1 million to approximately $62.7 million, or 9.8%, for the three months ended August 31, 2003, as compared to the three months ended August 31, 2002.  This increase was primarily attributable to the timing of the sold out fall NASCAR Winston Cup event at Darlington and, to a lesser extent, the timing of the IRL event at Nazareth.   An increase in the weighted average price of tickets sold for our two sold out NASCAR Winston Cup events at Michigan International Speedway (“Michigan”), as well as the Pepsi 400 at Daytona also contributed to the increase.  These increases were partially offset by the impact of inclement weather at our Watkins Glen events in the current year and admission decreases for certain support events and other ancillary activities.

Admissions revenue increased from approximately $151.2 million to $153.4 million, or 1.5%, for the nine months ended August 31, 2003, as compared to the nine months ended August 31, 2002.  The increase was primarily attributable to the timing of the sold out fall NASCAR Winston Cup event at Darlington.  An increase in seating capacity and attendance at Richmond and an increase in the weighted average price of tickets sold for many of our NASCAR events conducted during the period, including the Daytona 500 and our sold out NASCAR Winston Cup Series events at Michigan, California and Richmond, also contributed to the increase.   These increases were partially offset by a decrease in attendance for certain events, including those noted above which were impacted by inclement weather.

Motorsports related income increased approximately $17.1 million, or 29.6%, and approximately $27.3 million, or 15.8%, for the three months and nine months ended August 31, 2003, respectively, as compared to the same periods of the prior year.  Substantially all of the increases during the three and nine month periods were attributable to the television broadcast rights fees for the NASCAR Winston Cup and Busch series events conducted during the respective periods and the timing of the fall NASCAR Winston Cup event at Darlington.  Sponsorship and hospitality revenues also contributed to the increases.  These increases were partially offset by a decrease in the entitlement fees for the August NASCAR Winston Cup event at Michigan.  In addition, the timing of the IRL event at California negatively impacted the comparison of the current year nine month period to the same period of the prior year.

Food, beverage and merchandise income increased approximately $3.2 million, or 17.4%, and approximately $4.1 million, or 8.5%, for the three months and nine months ended August 31, 2003, respectively, as compared to the same periods of the prior year.  The timing of the fall NASCAR Winston Cup event at Darlington and sales at the Dale Earnhardt Tribute Concert contributed significantly to the increase.  In addition, our Americrown subsidiary’s assumption of food concession and catering operations at California, which were operated by a third party vendor that paid California a commission in prior years, as well as $1.6 million of non-recurring income related to our ongoing activities to audit third party vendors contributed significantly to the increase during the nine months ended August 31, 2003.  These increases were partially offset by the lower food, beverage and merchandise sales attributable to previously discussed attendance decreases.  In addition, the timing of the IRL event at California negatively impacted the comparison of the current year nine month period to the same period of the prior year.

Other income decreased approximately $1.7 million, or 53.6%, and $1.5 million, or 25.4%, for the three months and nine months ended August 31, 2002, respectively, as compared to the same periods of the prior year.  This decrease was primarily attributable to a gain on the sale of real property in the third quarter of fiscal 2002.

Prize and point fund monies and NASCAR sanction fees increased approximately $6.5 million, or 32.7%, and approximately $11.0 million, or 17.5%, for the three months and nine months ended August 31, 2003, respectively, as compared to the same periods of the prior year.  The timing of the fall NASCAR Winston Cup event at Darlington contributed significantly to the increases.  Excluding the timing of the Darlington event, over three-quarters of the increases were due to increased prize and point fund monies paid by NASCAR to participants in events during the periods.  Over one-half of these increases were attributable to the increased television broadcast rights fees for the NASCAR Winston Cup and Busch series events conducted during the three and nine month periods, as standard NASCAR sanctioning agreements require that a specified percentage of broadcast rights fees be paid to competitors.

Motorsports related expenses increased approximately $5.1 million, or 19.1%, and $4.8 million, or 6.8%, for the three months and nine months ended August 31, 2003, respectively, as compared to the same periods of the prior year.  The increase during the three-month period was primarily related to the timing of the IRL event at Nazareth , the fall NASCAR Winston Cup event at Darlington, expenses related to the Dale Earnhardt Tribute Concert at Daytona and increases in other event related costs including insurance  and consumer marketing related costs. The increase during the nine-month period was primarily related to the timing of the fall NASCAR Winston Cup event at Darlington, expenses related to the Dale Earnhardt Tribute Concert at Daytona and increases in  other consumer marketing and event related costs including insurance,  partially offset by the timing of the IRL event at California.  Motorsports related expenses as a percentage of combined admissions and motorsports related income remained relatively constant as compared to the same periods in the prior year as the increase in television broadcast rights fees were partially offset by the previously discussed increased costs.

Food, beverage and merchandise expense increased approximately $1.4 million, or 13.4%, and approximately $2.6 million, or 9.6%, for the three months and nine months ended August 31, 2003, respectively, as compared to the same periods of the prior year.  The timing of the fall NASCAR Winston Cup event at Darlington and the costs associated with sales at the Dale Earnhardt Tribute concert contributed significantly to these increases.  In addition, costs associated with our Americrown subsidiary’s assumption of food concession and catering operations at California, which were operated by a third party vendor that paid California a commission in prior years, contributed significantly to the increase during the nine months ended August 31, 2003.  These increases were partially offset by decreased product and other variable costs associated with decreased sales at certain events. Food, beverage and merchandise expenses as a percentage of food, beverage and merchandise income were approximately 55.8% and 55.9% for the three months and nine months ended August 31, 2003, respectively, as compared to approximately 57.7% and 55.4% for the same periods in the prior year.  The margin improvement in the current year three-month period, as compared to the same period of the prior year, is primarily due to the timing of the Darlington event, the elimination of certain lower margin operations in the current year and other operating efficiencies.  The slight decrease in margin for the nine-month period, as compared to the same period of the prior year, was primarily attributable to the expenses related to the assumption of food concession and catering operations at California, holding certain retail price points constant despite increasing product costs, and the relationship of decreased sales to certain fixed costs.  This decrease is partially offset for the nine months ended August 31, 2003 by the previously discussed nonrecurring income related to our ongoing activities to audit third party vendors’ sales reports for prior years.

General and administrative expenses increased approximately $746,000, or 3.7%, and approximately $2.8 million, or 4.8%, for the three months and nine months ended August 31, 2003, respectively, as compared to the same periods of the prior year.  These increases were primarily attributable to costs associated with certain ongoing legal proceedings (see Part II – Other Information “Legal Proceedings”) and other expenses related to the expansion of our ongoing business.  General and administrative expenses as a percentage of total revenues decreased to approximately 12.9% and 14.9% for the three months and nine months ended August 31, 2003, respectively, as compared to approximately 14.6% and 15.5% for the same periods in the prior year.  These decreases are primarily the result of increased television broadcast rights fees and the increased revenue resulting from the timing of the fall NASCAR event at Darlington, partially offset by the previously discussed increases in general and administrative expenses.

Depreciation and amortization expense increased approximately $566,000, or 5.4%, and approximately $1.9 million, or 6.1%, for the three months and nine months ended August 31, 2003, respectively, as compared to the same periods of the prior year.  These increases were primarily attributable to recently implemented strategic initiatives and ongoing capital improvements at our facilities.

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

Interest income increased by approximately $264,000, or 88.9%, and approximately $348,000, or 37.8%, for the three months and nine months ended August 31, 2003, as compared to the same periods of the prior year.  These increases were primarily due to higher cash balances in the current year.

Interest expense increased by approximately $49,000, or 0.8%, and decreased approximately $663,000, or 3.6%, for the three months and nine months ended August 31, 2003, respectively, as compared to the same periods of the prior year.  The decrease in interest expense resulting from the payoff of our revolving credit facilities in the prior year was partially offset in the three-month period and more than offset in the nine-month period by an increase in interest expense from our Senior Notes due to an interest rate swap agreement in place in the prior year that was terminated in August 2002.

Equity in net income  from equity investments represents our pro rata share of the current income from our 37.5% equity investment in Raceway Associates, LLC (“Raceway Associates”).  Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway.  Due to the seasonal concentration of Raceway Associates’ motorsports events, the results for the three months and nine months ended August 31, 2003 are not indicative of the results expected for the year.

The increases in our effective income tax rates for the three months and nine months ended August 31, 2003, as compared to the same periods of the prior year, were primarily attributable to an increase in our blended state tax rate.

As a result of the foregoing, our net income for the three months ended August 31, 2003 increased to approximately $36.0 million as compared to $29.6 million for the same period of the prior year.  Our income before cumulative effect of accounting change for the nine months ended August 31, 2003, increased to approximately $73.8 million as compared to approximately $69.3 million for the nine months ended August 31, 2002.

The cumulative effect of accounting change recognized in the first quarter of fiscal 2002 consists of the non-cash after-tax charges associated with our write-off of goodwill, as well as the write-off of goodwill by Raceway Associates, upon adoption of SFAS No. 142 on December 1, 2001.

Liquidity and Capital Resources

General

We have historically generated sufficient cash flow from operations to fund our working capital needs and capital expenditures at existing facilities, as well as to pay an annual cash dividend. In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance of senior notes (“Senior Notes”), borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects. At August 31, 2003 we had $225.0 million principal amount of Senior Notes outstanding, total borrowings of approximately $13.5 million under a term loan, and a debt service funding commitment of approximately $68.8 million, net of discount, related to the taxable special obligation revenue (“TIF”) bonds issued by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”). We had working capital of approximately $98.0 million and $12.1 million at August 31, 2003 and November 30, 2002, respectively.

Cash Flows

Net cash provided by operating activities was approximately $156.5 million for the nine months ended August 31, 2003, compared to approximately $143.3 million for the nine months ended August 31, 2002.  The difference between our net income of approximately $73.8 million and the $156.5 million of operating cash flow was primarily attributable to:

•         depreciation and amortization of $32.5 million;

•         an increase in deferred income of $32.4 million;

•         deferred income taxes of $26.0 million;

•         an increase in income taxes payable of $9.0 million;

•         an increase in accounts payable and other current liabilities of $4.2 million;

•         a pre-tax charge in connection with the Miami track reconfiguration of $2.8 million; and

•         amortization of unearned compensation of $1.3 million

These differences are partially offset by an increase in receivables of $11.7 million, an increase in inventories, prepaid expenses and other current assets of $11.7 million and an undistributed gain from equity investments of $2.2 million.

Net cash used in investing activities was approximately $38.9 million for the nine months ended August 31, 2003, compared to approximately $35.5 million for the nine months ended August 31, 2002. Our use of cash for investing activities reflects $42.1 million in capital expenditures partially offset by $4.1 million in proceeds from Raceway Associates as repayment of previous advances.

Net cash used in financing activities was approximately $9.0 million for the nine months ended August 31, 2003, compared to approximately $79.9 million for the nine months ended August 31, 2002. Our use of cash for financing activities reflects payments on our term loan of $5.5 million, $3.2 million in cash dividends paid and $336,000 used to reacquire previously issued common stock.

Capital Expenditures

Capital expenditures totaled approximately $42.1 million for the nine months ended August 31, 2003, compared to $36.8 million for the nine months ended August 31, 2002. Capital expenditures during the nine months ended August 31, 2003, were related to increased grandstand seating capacity, construction of six additional luxury suites and installation of SAFER (steel and foam energy reduction) walls at Richmond, the track reconfiguration project at Miami, the purchase of equipment and other assets associated with our food, beverage and merchandising operations at California, acquisition of land and land improvements for expansion of parking, camping capacity and other uses, work on the new pedestrian/vehicular tunnel at Phoenix International Raceway (“Phoenix”), increased grandstand seating capacity at Kansas and a variety of other improvements and renovations to our facilities.

Based on capital projects currently approved we expect to make capital expenditures totaling approximately $99.0 million subsequent to August 31, 2003, which are expected to be completed within the next 24 months.  These projects include the completion of the reconfiguration project at Miami and the pedestrian/vehicular tunnel at Phoenix, track lighting at California and Darlington, acquisition of land and land improvements for expansion of parking, camping capacity and other uses and a variety of other improvements and renovations to our facilities.

As a result of these currently approved projects and current year capital expenditures made through August 31, 2003, we expect our total fiscal 2003 capital expenditures will be approximately $80 - $85 million.

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

In January 1999, the Unified Government issued approximately $71.3 million in TIF bonds in connection with the financing of construction of Kansas Speedway.  At August 31, 2003, outstanding principal on the TIF bonds are comprised of a $20.5 million, 6.15% term bond due December 1, 2017 and a $49.7 million, 6.75% term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by our wholly-owned subsidiary, Kansas Speedway Corporation.  Principal (mandatory redemption) payments per the Funding Commitment are payable by Kansas Speedway Corporation on October 1 of each year.  The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year.  Kansas Speedway Corporation granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.  We have agreed to guarantee Kansas Speedway Corporation’s Funding Commitment until certain financial conditions have been met.  In October 2002, the Unified Government issued additional subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction.  The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway’s boundaries and are not our obligation.  Kansas Speedway Corporation has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds.  At August 31, 2003, the Unified Government had $6.3 million in 2002 STAR Bonds outstanding.  Under a keepwell agreement, we have agreed to provide financial assistance to Kansas Speedway Corporation, if necessary, to support its guarantee of the 2002 STAR Bonds.

On September 12, 2003 we entered into a $300 million revolving credit facility (“2003 Credit Facility”).  Upon execution of the 2003 Credit Facility, we terminated our then existing $250 million credit facility.  We did not have any borrowings outstanding under the $250 million credit facility.  The 2003 Credit Facility is scheduled to mature in September 2008, and accrues interest at LIBOR plus 62.5 – 150 basis points, based on our highest debt rating as determined by specified rating agencies.

Our Miami subsidiary has a $15 million credit facility (“Miami Credit Facility”) and a $13.5 million term loan (“Term Loan”). The Miami Credit Facility and Term Loan are guaranteed by us and have the same interest terms and restrictive covenants as our Credit Facility. The Miami Credit Facility matures on December 31, 2004. At August 31, 2003, our Miami subsidiary did not have any borrowings outstanding under the Miami Credit Facility. The Term Loan is payable in annual installments of $6.5 million at December 31, 2003 and $7.0 million at December 31. 2004.  Our Miami subsidiary has an interest rate swap agreement that effectively fixes the floating rate on the outstanding balance under the Term Loan at 5.60% plus 50-100 basis points, based on certain consolidated financial criteria, for the remainder of the loan period.  In October 2003, we permanently reduced the full amount of the borrowings available under the Miami Credit Facility.  There was no reduction in the amount of or change in the payment schedule for the Term Loan.

We are a member of Motorsports Alliance, LLC (“Motorsports Alliance”) (owned 50% by us and 50% by Indianapolis Motor Speedway LLC) which owns 75% of Raceway Associates.  Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway.  Raceway Associates has a term loan arrangement, which requires quarterly principal and interest payments and matures November 15, 2012, and a $15 million secured revolving credit facility, which matures September 15, 2005.  At August 31, 2003, Raceway Associates had approximately $44.0 million outstanding under its term loan and $2.0 million outstanding under its credit facility.  Under a keepwell agreement, the members of Motorsports Alliance have agreed to provide financial assistance to Raceway Associates, if necessary, on a pro rata basis to support performance under its term loan and credit facility.

At August 31, 2003, we had contractual cash obligations to repay debt, to make payments under operating agreements, leases and commercial commitments in the form of guarantees and unused lines of credit.

Payments due under these long-term obligations are as follows as of August 31, 2003 (in thousands):

		Obligations Due by Period

	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years

Long-term debt	$ 308,660	$ 6,775	$ 232,895	$ 1,405	$ 67,585
Track facility operating agreement	45,315	2,220	4,440	4,440	34,215
Other operating leases	6,338	2,345	2,722	577	694

Total Contractual Cash Obligations	$ 360,313	$ 11,340	$ 240,057	$ 6,422	$ 102,494

Commercial commitment expirations are as follows as of August 31, 2003 (in thousands):

		Commitment Expiration by Period

	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years

Guarantees	$ 6,320	$ 560	$ 1,490	$ 1,050	$ 3,220
Keepwell agreements	23,000	2,400	5,800	4,800	10,000
Unused credit facilities (1)	265,773	250,773	15,000	-	-

Total Commercial Commitments	$ 295,093	$ 253,733	$ 22,290	$ 5,850	$ 13,220

(1)                 On September 12, 2003 the $250 million credit facility, scheduled to mature in March 2004, was terminated and we entered into the $300 million 2003 Credit Facility, which matures in September 2008.  In October 2003, we permanently reduced the full amount of the borrowings available under the $15 million Miami Credit Facility, which is scheduled to mature in December 2004.

During fiscal 1999, we announced our intention to search for a site for a major motorsports facility in the New York metropolitan area. Our efforts have included, through a wholly-owned subsidiary, negotiations with the New Jersey Sports and Exposition Authority regarding the development of a motorsports facility at the Meadowlands Sports Complex in New Jersey.    While we continue to discuss the possibility of a motorsports facility with Meadowlands officials, we are also currently evaluating alternative sites in the New York metropolitan area.

Our cash flow from operations consists primarily of ticket, hospitality, catering and concession sales and contracted revenues arising from television broadcast rights and marketing partnerships. While we expect our strong operating cash flow to continue in the future, our financial results depend significantly on a number of factors relating to consumer and corporate spending, including economic conditions affecting marketing dollars available from the motorsports industry’s principal sponsors.  Consumer and corporate spending could be adversely affected by economic, security and other lifestyle conditions, resulting in lower than expected future operating cash flows.  General economic conditions were significantly and negatively impacted by the September 11, 2001, terrorist attacks and the recent war with Iraq and could be similarly affected by any future attacks or fear of such attacks, or by conditions resulting from other acts or prospects of war.  Any future attacks or wars or related threats could also increase our expenses related to insurance, security or other related matters.  In addition, the Internal Revenue Service (the “Service”) is currently performing a periodic examination of our federal income tax returns for the years ended November 30, 1999, 2000 and 2001 and is examining the tax depreciation treatment for a significant portion of our motorsports entertainment facility assets.  In accordance with SFAS No. 109 “Accounting for Income Taxes” we have accrued a deferred tax liability based on the differences between our financial reporting and tax bases of such assets in our condensed consolidated balance sheet as of August 31, 2003.  We believe that our application of the federal income tax regulations in question, which have been applied consistently since being adopted in 1986 and have been subjected to previous Service audits, is appropriate and we intend to vigorously defend the merits of our position, if necessary.  While an adverse resolution of these matters could result in a material negative impact on cash flow, we believe that we have provided adequate reserves as part of our deferred tax liability in our condensed consolidated financial statements as of August 31, 2003 and, as a result, do not expect that such an outcome would have a material adverse effect on results of operations.

While the items discussed above could adversely affect our financial success and future cash flow, we believe that cash flows from operations, along with existing cash and available borrowings under our existing credit facilities, will be sufficient to fund:

•         operations and approved capital projects at existing facilities for the foreseeable future;

•         payments required in connection with the funding of the Unified Government’s debt service requirements related to the TIF bonds;

•         payments related to our existing debt service commitments;

•         any potential payments associated with our debt guarantees and keepwell agreements;

•         any adjustment that may ultimately occur as a result of the examination by the Service; and

•         the fees and expenses incurred in connection with the current legal proceeding discussed in Part II – Other Information  under Legal Proceedings.

We intend to pursue further development and/or acquisition opportunities (including the possible development of new motorsports facilities, including the New York metropolitan and other areas) the timing, size and success, as well as associated potential capital commitments of which, are unknown at this time.  Accordingly, a material acceleration in our growth strategy could require us to obtain additional capital through debt and/or equity financings. Although there can be no assurance, we believe that adequate debt and equity financing will be available on satisfactory terms.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK.

During the nine months ended August 31, 2003 there have been no material changes in our market risk exposures.

ITEM 4.  CONTROL AND PROCEDURES

Subsequent to August 31, 2003 and prior to the filing of this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at August 31, 2003, and during the period prior to the filing of this report.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to August 31, 2003.

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

In February 2002 we were served in a proceeding filed in the United States District Court for the Eastern District of Texas.  The complaint in the case has been amended twice and is presently styled Francis Ferko, and Russell Vaughn as Shareholders of Speedway Motorsports, Inc. vs. National Association of [sic] Stock Car Auto Racing, Inc., International Speedway Corporation, and Speedway Motorsports, Inc.  The overall gist of the suit is that Texas Motor Speedway should have a second NASCAR Winston Cup Series date annually and that NASCAR should be required by the court to grant Texas Motor Speedway a second NASCAR Winston Cup Series date annually.  The portion of this suit that is brought against us alleges that we conspired with NASCAR and members of the France Family to “refuse to offer a new Winston Cup race date to any non-ISC owned track whenever ISC has desired to host an additional Winston Cup race.”  The suit seeks unspecified monetary damages from ISC that are claimed to have resulted to Speedway Motorsports from the alleged conspiracy as well as treble damages under the anti-trust laws.  Fact discovery is now complete pursuant to the current pretrial scheduling order.  However, there are several discovery motions currently pending before the Court, the resolution of which may have the effect of reopening fact discovery in the coming months to a limited extent in order to address the issues before the Court.  In addition, the parties have agreed that each side may depose up to an additional three witnesses, not previously deposed, appearing on the opposing side’s ultimate trial witness list.  Therefore, there is the possibility of an additional six fact witness depositions occurring prior to trial.  Other than the pending motions and the possible additional fact witnesses the main focus in the next few months will be on expert discovery. We continue to believe the suit to be without merit and intend to continue to vigorously pursue the defense of the matter.

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
4

Conformed copy of the $300,000,000 Credit Agreement dated as of September 12, 2003  among International Speedway Corporation, a Florida corporation, the Subsidiaries of the Borrower, the lenders identified therein and Wachovia Bank, National Association, as Administrative Agent for the Lenders.

99.1	Certification required by Section 906 of Sarbanes-Oxley Act of 2002
99.2	Additional Factors That May Affect Operating Results

                (b)            Reports on Form 8-K

On June 13, 2003 we filed a report on Form 8-K that reported under Item 9 the issuance of a press release on June 13, 2003 that announced that NASCAR had approved our proposal for the realignment of NASCAR Winston Cup Series (NASCAR Nextel Cup Series starting in 2004) dates among our North Carolina, Darlington and California facilities.  The release reported that in the 2004 season as a result of the realignment, California Speedway will host an additional Winston Cup event weekend during the Labor Day weekend, Darlington Raceway will host race Winston Cup race weekends in March and November, and North Carolina Speedway will host one Winston Cup event weekend in February.

On July 9, 2003 we filed a report on Form 8-K that reported under Item 9 the issuance of a press release on July 9, 2003 that reported earnings results for the second quarter ended May 31, 2003.

On September 3, 2003 we filed a report on Form 8-K that reported under Item 9 the issuance of a press release that Bill Graves, President and Chief Executive Officer of the American Trucking Association had joined our Board of Directors.

On September 15, 2003 we filed a report on Form 8-K that reported under Item 9 the issuance of a press release on September 12, 2003 that we had closed on a five year $300 million revolving credit facility.

On October 8, 2003 we filed a report on Form 8-K that reported under Items 9 and 12 the issuance of a press release that reported earnings results for the third quarter and nine months ended August 31, 2003 and which updated our expectations for revenues and earnings for the fourth quarter ending November 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)
Date:	10/10/2003	/s/ Susan G. Schandel
Susan G. Schandel, Vice President & Chief Financial Officer

Certifications

(appear on following pages)

I, James C. France, certify that:

1. I have reviewed this quarterly report on Form 10-Q of International Speedway Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)         Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

c)         Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)         Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)         All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)         Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: October 10, 2003

/s/ James C. France
James C. France
Chief Executive Officer

I, Susan G. Schandel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of International Speedway Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)         Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

c)         Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)         Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)         All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)         Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: October 10, 2003

/s/ Susan G. Schandel

Susan G. Schandel
Vice President & Chief Financial Officer

I, Daniel W. Houser, certify that:

1. I have reviewed this quarterly report on Form 10-Q of International Speedway Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)         Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

c)         Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)         Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)         All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)         Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: October 10, 2003

/s/ Daniel W. Houser
Daniel W. Houser
Controller & Chief Accounting Officer