Form 10-K
period 2003-11-30
INTERNATIONAL SPEEDWAY CORP
filed 2004-01-30
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year period ended November 30, 2003.

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

[x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.

[x] Yes [ ] No

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of May 30, 2003 was $1,273,329,187.50 based upon the last reported sale price of the Class A Common Stock on the NASDAQ National Market System on that date and the assumption that all directors and executive officers of the Company, and their families, are affiliates.

At December 31, 2003, there were outstanding:

No shares of Common Stock, $.10 par value per share,
28,366,869 shares of Class A Common Stock, $.01 par value per share, and
24,850,914 shares of Class B Common Stock, $.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE. The information required by Part III is to be incorporated by reference from the definitive information statement which involves the election of directors at our April 2004 Annual Meeting of Shareholders and which is to be filed with the Commission not later than 120 days after November 30, 2003. Certain of the exhibits listed in Part IV are incorporated by reference from the Company' s Registration Statement filed on Form S-4, File No. 333-94085.

EXCEPT AS EXPRESSLY INDICATED OR UNLESS THE CONTEXT OTHERWISE REQUIRES, "ISC," "WE," "OUR," "COMPANY," "US, "OR"INTERNATIONAL SPEEDWAY"MEAN INTERNATIONAL SPEEDWAY CORPORATION, A FLORIDA CORPORATION, AND ITS CONSOLIDATED SUBSIDIARIES.

PART I

ITEM 1. BUSINESS

GENERAL

We are a leading promoter of motorsports entertainment activities in the United States. We own and/or operate twelve of the nation's major motorsports facilities:

  Daytona International Speedway in Florida ;
  Talladega Superspeedway in Alabama ;
  Michigan International Speedway in Michigan ;
  Richmond International Raceway in Virginia ;
  California Speedway in California ;
  Kansas Speedway in Kansas ;
  Phoenix International Raceway in Arizona ;
  Homestead-Miami Speedway in Florida ;
  North Carolina Speedway in North Carolina ;
  Darlington Raceway in South Carolina ;
  Watkins Glen International in New York ; and
  Nazareth Speedway in Pennsylvania.

In addition, Raceway Associates, LLC ("Raceway Associates"), in which we hold a 37.5% indirect equity interest, owns and operates two nationally recognized major motorsports facilities in Illinois :

  Chicagoland Speedway; and
  Route 66 Raceway.

In 2003, these motorsports facilities promoted well over 100 stock car, open wheel, sports car, truck, motorcycle and other racing events, including:

  20 National Association for Stock Car Auto Racing ("NASCAR") Winston Cup Series events;
  16 NASCAR Busch Series events;
  8 NASCAR Craftsman Trucks Series events;
  8 Indy Racing League ("IRL") IndyCar Series events;
  2 National Hot Rod Association ("NHRA") national events;
  the premier sports car endurance event in the United States (the Rolex 24 at Daytona sanctioned by the Grand American Road Racing Association ("Grand American")); and
  a number of prestigious motorcycle races.

Our business consists principally of racing events at these major motorsports facilities, which, in total, currently have more than one million grandstand seats. We generate revenue primarily from admissions, television, radio and ancillary rights fees, promotion and sponsorship fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating), advertising revenues, royalties from licenses of our trademarks and track rentals, as well as from catering, merchandise and food concession services at all of our motorsports facilities. We also own and operate the Motor Racing Network, Inc. radio network, or MRN Radio, the nation's largest independent motorsports radio network in terms of event programming and DAYTONA USA—The Ultimate Motorsports Attraction, a motorsports-themed entertainment complex and the Official Attraction of NASCAR.

We have grown significantly in recent years through both internal and external initiatives. From fiscal 1999 through fiscal 2003, our revenues increased from $298.7 million to $575.7 million, a compound annual growth rate, or CAGR, of 17.8%. In particular, our motorsports related income increased from 38.7% of our total revenues in fiscal 1999 to 49.5% in fiscal 2003, a CAGR of 25.3%. We remain focused on several growth opportunities, including maximizing our media income and exposure and developing long-term marketing partnerships. These initiatives have improved our financial stability by providing more predictable and recurring revenues and cash flows.

INCORPORATION

We were incorporated in 1953 under the laws of the State of Florida under the name"Bill France Racing, Inc."and changed our name to"Daytona International Speedway Corporation"in 1957. With the groundbreaking for Talladega Superspeedway in 1968, we changed our name to"International Speedway Corporation."Our principal executive offices are located at 1801 West International Speedway Boulevard, Daytona Beach, Florida 32114, and our telephone number is (386) 254-2700. We maintain a website at http://www.iscmotorsports.com. The information on our website is not part of this report.

OPERATIONS

Our motorsports event operations consist principally of racing events at our facilities, which include providing catering, merchandise and food concessions at all of our motorsports facilities that host NASCAR Winston Cup Series events. Our other operations include the DAYTONA USA motorsports entertainment complex, MRN Radio, our 37.5% equity investment in Raceway Associates and certain other activities. We derived approximately 85% of our 2003 revenues from NASCAR-sanctioned racing events at our wholly-owned facilities.

In addition to events sanctioned by NASCAR in fiscal 2003 we promoted other stock car, open wheel, sports car, motorcycle and go-kart racing events sanctioned by the American Historic Racing Motorcycle Association ("AHRMA"), the American Motorcyclist Association ("AMA"), the Automobile Racing Club of America ("ARCA"), the Championship Cup Series ("CCS"), the Federation Internationale de l'Automobile ("FIA"), the Federation Internationale Motocycliste ("FIM"), Grand American, Historic Sportscar Racing ("HSR"), the International Race of Champions ("IROC"), IRL, the Sports Car Club of America ("SCCA"), the Sportscar Vintage Racing Association ("SVRA"), the United States Auto Club ("USAC") and the World Karting Association ("WKA").

Americrown

We conduct, either through operations of the particular facility or through certain wholly-owned subsidiaries operating under the name"Americrown, "souvenir merchandising operations, food and beverage concession operations and catering services to customers both in suites and chalets at all of our motorsports facilities. Americrown also produces and markets motorsports-related merchandise such as apparel, souvenirs and collectibles to retail customers, through internet and catalog sales, and directly to dealers.

DAYTONA USA

DAYTONA USA - The Ultimate Motorsports Attraction, our motorsports-themed entertainment complex, is located adjacent to the Daytona International Speedway and is open 364 days a year, everyday except Christmas.

DAYTONA USA includes (i) the Velocitorium, which covers approximately 60,000 square feet, stands nearly four stories high and contains numerous highly interactive motorsports exhibits (including the Acceleration Alley racing simulator and the Daytona Dream Laps motion ride film), many of which are sponsored by leading consumer brands; (ii) DAYTONA USA's Speedway Tours, a semi-automated tram tour of the Daytona International Speedway's garage area, pit road and high-banked track; (iii) the Richard Petty Driving and Riding Experience at Daytona; and (iv) for groups of fifteen or more, the VIP Tour, which includes a tour of the Winston Tower (NEXTEL Tower beginning in 2004).

Adjoining DAYTONA USA are (i) the Daytona Beach Area Convention and Visitors Official Welcome Center; (ii) the Daytona International Speedway ticket office; (iii) Daytona SpeedPlay, a high-tech arcade using state of the art video technology; (iv) the Pit Shop, which sells DAYTONA USA, Daytona International Speedway, NASCAR and race teams' clothing, books, collectibles and other officially licensed merchandise; and (v) the Fourth Turn Grill concessions facility.

We believe that DAYTONA USA and these adjoining facilities appeal to individual tourists, tour groups, conventions and corporate sponsors, thereby (i) increasing the use of our Daytona facility, (ii) expanding our concessions and souvenir sales and (iii) providing greater visibility for our business and motorsports generally, which increases spectator interest.

MRN Radio

One of our subsidiaries, Motor Racing Network, Inc., does business under the name"MRN Radio, "but is not a radio station. Rather, it creates race-related programming content carried on radio stations around the country, including a national satellite radio station. MRN Radio produces and syndicates to radio stations the NASCAR Winston Cup (NASCAR NEXTEL Cup beginning in 2004), NASCAR Busch and NASCAR Craftsman Truck series races and certain other races conducted at our tracks, as well as some races from tracks we do not own. Each track presently has the ability to separately contract for the rights to radio broadcasts of events held at its facilities. In addition, MRN Radio provides production services for Winton Cup Vision (NEXTEL Cup Vision beginning in 2004), the trackside large screen video display units, at all NASCAR Cup Series races except at Indianapolis Motor Speedway, which is a track we do not own. MRN Radio also produces and syndicates daily and weekly NASCAR racing-themed programs. MRN Radio derives revenue from the sale of national advertising contained in its syndicated programming, the sale of advertising and video production services for Winston Cup Vision (NEXTEL Cup Vision beginning in 2004), as well as from rights fees paid by radio stations that broadcast the programming.

Chicagoland Speedway and Route 66 Raceway

We indirectly own 37.5% of Raceway Associates. Raceway Associates owns Chicagoland Speedway ("Chicagoland") and Route 66 Raceway. Route 66 Raceway hosts events including NHRA drag racing, dirt oval racing and concerts and has grandstands that seat approximately 30,000 spectators. Chicagoland is a 1.5-mile moderately banked oval track. The facility has grandstands, which seat approximately 75,000 spectators, and 24 luxury suites containing approximately 1,000 additional seats. Chicagoland promotes a NASCAR Winston Cup (NASCAR NEXTEL Cup beginning in 2004) Series, NASCAR Busch Series, IRL IndyCar series and ARCA RE/MAX series event.

Other Activities

From time to time we use our track facilities for car shows, driving schools, riding experiences, auto fairs, vehicle testing, concerts, festivals and settings for television commercials, print advertisements and motion pictures. We also rent"show cars"for promotional events. We operate Talladega Municipal Airport, which is located adjacent to Talladega. We rent certain warehouse and office space in Daytona Beach, Florida to other parties. Our Richmond facility includes a fairgrounds complex that operates various non-motorsports related events.

COMPETITION

Racing events compete with other sports such as professional football, basketball, hockey and baseball, as well as other recreational events and activities. Our events also compete with other racing events sanctioned by various racing bodies such as NASCAR, IRL, Championship Auto Racing Teams ("CART"), USAC, SCCA, Grand American, ARCA and others, many of which are often held on the same dates at separate tracks. We believe that the type and caliber of promoted racing events, facility location, sight lines, pricing and level of customer conveniences are the principal factors that distinguish competing motorsports facilities.

EMPLOYEES

As of November 30, 2003, we had over 900 full-time employees. We also engage a significant number of temporary personnel to assist during periods of peak attendance at our events, some of whom are volunteers. None of our employees are represented by a labor union. We believe that we enjoy a good relationship with our employees.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, information statements and other information with the SEC. Our SEC filings are available to the public over the internet at the SEC's seb site at http://www.sec.gov. You may also read and copy any document we file with the SEC at its public reference facilities at 450 Fifth Street, N.W., Washington, D.C. 20549. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Room of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities. You can also obtain information about us at the offices of the National Association of Securities Dealers, 1735 K St., N.W., Washington, D.C. 20006. The address of our internet website is http://www.iscmotorsports.com. Through a link to the SEC's internet site on the Investor Relations portion of our internet website we make available all of our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as beneficial ownership reports filed with the SEC by directors, officers and other reporting persons relating to holdings in International Speedway Corporation securities. This information is available as soon as the filing is accepted by the SEC.

ITEM 2. PROPERTIES

MOTORSPORTS FACILITIES

The following table sets forth information relating to each of our speedway facilities and those in which we have an equity interest as of November 30, 2003 :

TRACK NAME	LOCATION

APPROXIMATE NUMBER OF GRANDSTAND SEATS

			APPROXIMATE ACREAGE	TRACK LENGTH
Daytona International Speedway	Daytona Beach, Florida	168,000	440	2.5 miles
Talladega Superspeedway	Talladega, Alabama	143,000	1,435	2.6 miles
Michigan International Speedway	Brooklyn, Michigan	136,000	1,180	2.0 miles
Richmond International Raceway	Richmond, Virginia	104,000	635	0.8 miles
California Speedway	Fontana, California	92,000	566	2.0 miles
Kansas Speedway	Kansas City, Kansas	80,000	1,000	1.5 miles
Phoenix International Raceway	Phoenix, Arizona	75,000	598	1.0 mile
Homestead-Miami Speedway	Homestead, Florida	65,000	404	1.5 miles
North Carolina Speedway	Rockingham, North Carolina	60,000	300	1.0 mile
Darlington Raceway	Darlington, South Carolina	59,000	230	1.3 miles
Watkins Glen International	Watkins Glen, New York	35,000	1,377	3.4 miles
Nazareth Speedway	Nazareth, Pennsylvania	37,000	283	1.0 mile

Chicagoland Speedway (37.5%)	Joliet, Illinois	75,000	930	1.5 mile
Route 66 Raceway (37.5%)	Joliet, Illinois	30,000	240	0.25 mile

DAYTONA INTERNATIONAL SPEEDWAY. Daytona International Speedway is a high-banked, lighted, asphalt, tri-oval superspeedway that also includes a 3.6-mile road course. The lease on the property expires in 2032, including renewal options. We also own various parcels of real property aggregating approximately 350 acres near Daytona International Speedway, which are used for parking and other ancillary purposes.

TALLADEGA SUPERSPEEDWAY. Talladega Superspeedway is a high-banked, asphalt, tri-oval superspeedway with a 1.34-mile infield road course. The facility is located about 90 minutes from Atlanta, Georgia and 45 minutes from Birmingham, Alabama.

MICHIGAN INTERNATIONAL SPEEDWAY. Michigan International Speedway is a moderately-banked, asphalt, tri-oval superspeedway located in Brooklyn, Michigan, approximately 70 miles southwest of Detroit and 18 miles southeast of Jackson.

RICHMOND INTERNATIONAL RACEWAY. Richmond International Raceway is a moderately-banked, lighted, asphalt, oval, intermediate speedway located approximately 10 miles from downtown Richmond, Virginia.

CALIFORNIA SPEEDWAY. California Speedway is a moderately-banked, asphalt, tri-oval superspeedway located 40 miles east of Los Angeles in Fontana, California. The facility also includes a quarter mile drag strip and a 2.8-mile road course.

KANSAS SPEEDWAY. Kansas Speedway is a moderately-banked, asphalt, tri-oval superspeedway located in Kansas City, Kansas.

PHOENIX INTERNATIONAL RACEWAY. Phoenix International Raceway is a low-banked, asphalt, oval superspeedway that also includes a 1.5-mile road course located near Phoenix, Arizona.

HOMESTEAD-MIAMI SPEEDWAY. Homestead-Miami Speedway is a variable-degree banked, asphalt, oval superspeedway located in Homestead, Florida. We operate Homestead-Miami Speedway under an agreement that expires in 2075, including renewal options. During fiscal 2003 we completed a major track reconfiguration project at Homestead-Miami Speedway that included an increase of the track banking to a maximum of 20 degrees in the turns through an innovative variable-degree banking system, which enhanced the quality of the racing entertainment at this facility. The major reconfiguration project was completed prior to our fourth quarter NASCAR Winston Cup, NASCAR Busch and NASCAR Craftsman Truck series events.

NORTH CAROLINA SPEEDWAY. North Carolina Speedway is a moderately-banked, asphalt, oval superspeedway located in Rockingham, North Carolina, approximately 90 miles south of Raleigh, North Carolina.

DARLINGTON RACEWAY. Darlington Raceway is a high-banked, asphalt, egg-shaped superspeedway located in Darlington, South Carolina.

WATKINS GLEN INTERNATIONAL. Watkins Glen International includes 3.4-mile and 2.4-mile road course tracks and is located near Watkins Glen, New York.

NAZARETH SPEEDWAY. Nazareth Speedway is a moderately-banked, asphalt, oval superspeedway located in Nazareth, Pennsylvania.

OTHER FACILITIES. We own approximately 54 acres of real property on International Speedway Boulevard across from Daytona International Speedway on which are located seven buildings containing an aggregate of approximately 375,000 square feet. Our corporate headquarters and other offices and facilities are located in a portion of these facilities. We also own concession facilities in Talladega. We lease real estate and office space in Talladega, and the property and premises at the Talladega Municipal Airport. The lease for our Talladega ticketing offices, which are currently located within the International Motorsports Hall of Fame expires in fiscal 2009. Our lease for the Talladega Municipal Airport expires in 2022, including renewals. Our wholly-owned subsidiary, Phoenix Speedway Corporation leases office space in Phoenix, Arizona. The Kansas facility includes an adjacent Travel Information Center, which it operates on behalf of the State of Kansas. The Richmond facility includes a state fairgrounds complex that operates various non-motorsports events.

INTELLECTUAL PROPERTY

We have various registered and common law trademark rights, including, but not limited to, "California Speedway," "Darlington Raceway," "The Great American Race," "Southern 500," "Too Tough to Tame," "Daytona International Speedway," "D AYTONA USA, "the"Daytona 500, "the"24 Hours of Daytona," "Acceleration Alley," "Daytona Dream Laps," "Speedweeks," "World Center of Racing," "Homestead-Miami Speedway," "Kansas Speedway," "Michigan International Speedway," "Nazareth Speedway," "North Carolina Speedway," "The Rock," "Phoenix International Raceway," "Richmond International Raceway," "The Action Track," "Talladega Superspeedway," "Watkins Glen International," "The Glen," "Americrown," "Motor Racing Network," "MRN," "International Speedway Race Rewards"and related logos. We also have licenses from NASCAR, various drivers and other businesses to use names and logos for merchandising programs and product sales. Our policy is to protect our intellectual property rights vigorously, through litigation, if necessary, chiefly because of their proprietary value in merchandise and promotional sales.

ITEM 3. LEGAL PROCEEDINGS

We are from time to time a party to routine litigation incidental to our business. We do not believe that the resolution of any or all of such litigation will have a material adverse effect on our financial condition or results of operations.

In February 2002 we were served in a proceeding filed in the United States District Court for the Eastern District of Texas. The complaint in the case has been amended twice and is presently styled Francis Ferko, and Russell Vaughn as Shareholders of Speedway Motorsports, Inc. vs. National Association of [sic] Stock Car Auto Racing, Inc., International Speedway Corporation, and Speedway Motorsports, Inc. The overall gist of the suit is that Texas Motor Speedway should have a second NASCAR Winston Cup Series date annually and that NASCAR should be required by the court to grant Texas Motor Speedway a second NASCAR Winston Cup Series date annually. The portion of this suit that is brought against us alleges that we conspired with NASCAR to"refuse to offer a new Winston Cup race date to any non-ISC owned track whenever ISC has desired to host an additional Winston Cup race."The complaint seeks unspecified monetary damages from ISC that are claimed to have resulted to Speedway Motorsports from the alleged conspiracy as well as treble damages under the anti-trust laws. Fact discovery is now complete pursuant to the current pretrial scheduling order and expert discovery is expected to be completed shortly. Based upon the totality of the evidence adduced in support of the position of the plaintiffs during the discovery process when considered in light of the various rulings by the court on various pre-trial, discovery and procedural matters we believe that the ultimate likelihood of a material adverse result for us is remote. We intend to continue to vigorously pursue our defense of the matter. The fees and expenses associated with the defense of this suit are not covered by insurance and could adversely impact our financial condition or results of operations and cash flows, even if we ultimately prevail. Further, the time devoted to this matter by management and the possible impact of litigation uncertainty on business negotiations occurring prior to resolution of this matter could also adversely impact our financial condition or results of operations and cash flows. Finally, even if the direct effect of the resolution of this case does not result in a material adverse impact on us, it is possible that the resolution of this case could result in industry-wide changes in the way race schedules are determined by sanctioning bodies, which could indirectly have a material adverse impact on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

At November 30, 2003, International Speedway Corporation had two issued classes of capital stock: class A common stock, $.01 par value per share, and class B common stock, $.01 par value per share. The class A common stock is traded on the NASDAQ National Market System under the symbol"ISCA". The class B common stock is traded on the Over-The-Counter Bulletin Board under the symbol"ISCB.OB"and, at the option of the holder, is convertible to class A common stock at any time. As of November 30, 2003, there were approximately 2,786 record holders of class A common stock and approximately 761 record holders of class B common stock.

The reported high and low sales prices or high and low bid information, as applicable, for each quarter indicated are as follows:

	ISCA		ISCB.OB(1)

	High	Low	High	Low

Fiscal 2002:
First Quarter	$ 44.87	$ 38.41	$ 44.50	$ 38.65
Second Quarter	45.98	39.50	45.76	39.55
Third Quarter	42.13	34.20	42.00	34.00
Fourth Quarter	42.90	31.53	42.50	33.05

Fiscal 2003:
First Quarter	39.52	35.36	39.00	35.50
Second Quarter	40.38	35.94	40.20	36.05
Third Quarter	42.24	36.98	42.00	37.50
Fourth Quarter	46.64	40.00	46.50	40.00

(1) ISCB quotations were obtained from the OTC Bulletin Board and represent prices between dealers and do not include mark-up, mark-down or commission. Such quotations do not necessarily represent actual transactions.

DIVIDENDS

Annual dividends of $0.06 per share were declared in the quarter ended in May and paid in June in fiscal years 2002 and 2003 on all common stock that was issued at the time.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	82,348	$ 41.58	707,753
Equity compensation plans not approved by security holders	-	-	-

Total	82,348	$ 41.58	707,753

RECENT SALES OF UNREGISTERED SECURITIES

We have not sold any of our securities which were not registered under the Securities Act within the last three years.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected financial data as of and for each of the last five fiscal years in the period ended November 30, 2003. The income statement data for the three fiscal years in the period ended November 30, 2003, and the balance sheet data as of November 30, 2002 and November 30, 2003, have been derived from our audited historical consolidated financial statements included elsewhere in this report, which financial statements have been audited by Ernst & Young LLP, independent certified public accountants, as indicated in their report thereon. The balance sheet data as of November 30, 2001, and the income statement data and the balance sheet data as of and for the fiscal years ended November 30, 1999 and 2000, have been derived from our audited historical consolidated financial statements. You should read the selected financial data set forth below in conjunction with"Management's Discussion and Analysis of Financial Condition and Results of Operations"and our consolidated financial statements and the accompanying notes included or incorporated by reference elsewhere in this report.

	For the Year Ended November 30,
	1999	2000	2001	2002	2003

	(in thousands, except per share data)

Income Statement Data:
Revenues:
Admissions, net	$ 133,897	$ 192,789	$ 214,494	$ 213,255	$ 210,535
Motorsports related income	115,570	175,809	238,208	259,609	284,902
Food, beverage and merchandise income	46,668	66,880	70,575	70,396	74,199
Other income	2,587	4,952	5,233	7,292	6,109

Total revenues	298,722	440,430	528,510	550,552	575,745
Expenses:
Direct expenses:
........... Prize and point fund monies and
........... NASCAR sanction fees	45,615	71,260	87,859	97,290	107,821
........... Motorsports related expenses	51,590	82,230	98,458	99,441	102,231
........... Food, beverage and merchandise
........... expenses	25,539	38,448	38,251	38,109	41,250
General and administrative expenses	54,956	75,030	79,953	80,325	85,773
Depreciation and amortization	25,066	51,150	54,544	41,154	44,171
Homestead-Miami Speedway track
........... reconfiguration	-	-	-	-	2,829

Total expenses	202,766	318,118	359,065	356,319	384,075

Operating income	95,956	122,312	169,445	194,233	191,670
Interest income	8,780	6,156	3,446	1,211	1,821
Interest expense	(6,839)	(30,380)	(26,505)	(24,277)	(23,179)
Equity in net (loss) income from equity
investments	(1,819)	(631)	2,935	1,907	2,553
Minority interest	(796)	(100)	992	-	-
North Carolina Speedway litigation	-	(5,523)	-	-	-

Income before income taxes and cumulative
effect of accounting change	95,282	91,834	150,313	173,074	172,865
Income taxes	38,669	41,408	62,680	66,803	67,417

Income before cumulative effect of
accounting change	56,613	50,426	87,633	106,271	105,448
Cumulative effect of accounting change (1)	-	-	-	(517,249)	-

Net income (loss)	$ 56,613	$ 50,426	$ 87,633	$ (410,978)	$ 105,448

	For the Year Ended November 30,
	1999	2000	2001	2002	2003

	(in thousands, except per share data)

Earnings per share:
Basic earnings per share before cumulative
effect of accounting change	$ 1.22	$ 0.95	$ 1.65	$ 2.00	$ 1.99
Cumulative effect of accounting change (1)	-	-	-	(9.75)	-

Basic earnings (loss) per share	$ 1.22	$ 0.95	$ 1.65	$ (7.75)	$ 1.99

Diluted earnings per share before cumulative
effect of accounting change	$ 1.22	$ 0.95	$ 1.65	$ 2.00	$ 1.98
Cumulative effect of accounting change (1)	-	-	-	(9.74)	-

Diluted earnings (loss) per share	$ 1.22	$ 0.95	$ 1.65	$ (7.74)	$ 1.98

Dividends per share	$ 0.06	$ 0.06	$ 0.06	$ 0.06	$ 0.06
Weighted average shares outstanding:
Basic	46,394,614	52,962,646	52,996,660	53,036,552	53,057,077
Diluted	46,518,977	53,049,293	53,076,828	53,101,535	53,133,282

Balance Sheet Data (at end of period):
Cash and cash equivalents	$ 37,811	$ 50,592	$ 71,004	$ 109,263	$ 223,973
Working capital (deficit)	(51,897)	(54,041)	(28,471)	12,100	(104,761)
Total assets	1,599,127	1,665,438	1,702,146	1,155,971	1,303,792
Long-term debt	496,067	470,551	402,477	309,606	75,168
Total debt	498,722	475,716	411,702	315,381	308,131
Total shareholders' equity (1)	902,470	950,871	1,035,422	622,325	726,465

Reflects the adoption of Statement of Financial Accounting Standard ("SFAS") No. 142, which resulted in a non-cash after-tax charge of approximately $517.2 million in the first quarter of fiscal 2002. Included in this charge is approximately $3.4 million associated with our equity investment in Raceway Associates.

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

"Admissions"revenue includes ticket sales for all of our racing events, activities at DAYTONA USA and other motorsports activities and amusements.

"Motorsports related income"primarily includes television, radio and ancillary rights fees, promotion and sponsorship fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating), advertising revenues, royalties from licenses of our trademarks and track rentals.  Our revenues from corporate sponsorships are paid in accordance with negotiated contracts, with the identities of sponsors and the terms of sponsorship changing from time to time. Since 2001, NASCAR has contracted directly with certain network providers for television rights to the entire NASCAR Winston Cup (NASCAR NEXTEL Cup beginning in 2004) and NASCAR Busch series schedules. NASCAR's current broadcast contracts with NBC Sports and Turner Sports extend through 2006 and through 2008 with FOX and its FX cable network (with the final two years at NASCAR's option). Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR Winston Cup (NASCAR NEXTEL Cup beginning in 2004) and NASCAR Busch series event. Under the terms of this arrangement, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR Winston Cup (NASCAR NEXTEL Cup beginning in 2004) or NASCAR Busch series event as a component of its sanction fees and remits the remaining 90% to the event promoter. The event promoter pays 25% of the gross broadcast rights fees allocated to the event as part of awards to the competitors.

"Food, beverage and merchandise income"includes revenues from concession stands, hospitality catering, direct sales of souvenirs, programs and other merchandise and fees paid by third party vendors for the right to occupy space to sell souvenirs and concessions at our facilities.

"Direct expenses"include (i) prize and point fund monies and NASCAR sanction fees, (ii) motorsports related expenses, which include costs of competition paid to sanctioning bodies other than NASCAR, labor, advertising and other expenses associated with the promotion of our motorsports events and activities, and (iii) food, beverage and merchandise expenses, consisting primarily of labor and costs of goods sold.

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

Advance ticket sales and event-related revenues for future events are deferred until earned. The recognition of event-related expenses is matched with the recognition of event-related revenues. Revenues and related expenses from the sale of merchandise to retail customers, catalog and internet sales and direct sales to dealers are recognized at the time of sale. We believe that our revenue recognition policies follow guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements."

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

We use a combination of insurance and self-insurance for a number of risks including general liability, workers' compensation, vehicle liability and employee-related health care benefits. Liabilities associated with the risks that we retain are estimated by considering various historical trends and forward looking assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

From time to time we utilize derivative instruments in the form of interest rate swaps to assist in managing our interest rate risk. We do not enter into any derivative instruments for trading purposes. All of our derivative instruments qualify, or have qualified, for the use of the"short-cut"method of accounting to assess hedge effectiveness in accordance with SFAS No. 133, as amended, and are recognized in our consolidated balance sheet at their fair value. The fair value of our derivative investments are based on quoted market prices at the date of measurement.

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

Future Trends in Operating Results

Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction events at our facilities, particularly with NASCAR, whose sanctioned events at our wholly-owned facilities accounted for approximately 85% of our revenues in fiscal 2003. In June 2003, NASCAR announced that Nextel Communications will become the title sponsor of NASCAR's premier national series under a ten-year agreement beginning in 2004. Nextel will replace R. J. Reynolds' Winston brand as title sponsor of NASCAR's Cup series. R. J. Reynolds has sponsored the NASCAR Winston Cup Series since 1971. We view the NEXTEL NASCAR Cup Series sponsorship as a positive development for the sport's fans, promoters, teams, sponsors and broadcast partners.

In January 2003, NASCAR announced it would entertain and discuss proposals from track operators regarding potential realignment of NASCAR NEXTEL Cup (formerly Winston Cup) Series dates to more geographically diverse and potentially more desirable markets where there may be greater demand resulting in an opportunity for increased revenues to the track operators. In June 2003 we announced that NASCAR approved our proposal for realignment of NASCAR NEXTEL Cup Series dates between our North Carolina, Darlington and California facilities for the 2004 season. As a result of the realignment, The California Speedway ("California") will host an additional NASCAR NEXTEL Cup Series event weekend during the Labor Day weekend, Darlington Raceway ("Darlington") will host NASCAR NEXTEL Cup Series race weekends in March and November and North Carolina Speedway ("North Carolina") will host one NASCAR NEXTEL Cup Series event weekend in February. We believe that this realignment will result in a net positive impact to our fiscal 2004 revenue and earnings and will provide an opportunity to increase the sport's exposure in the highly desirable Southern California market, which will benefit the sport's fans, teams, sponsors and television broadcast partners as well. NASCAR has indicated that it is open to discussion regarding additional date realignments, and we believe we are well positioned to capitalize on these future opportunities.

Fiscal 2001 was our first year under NASCAR's multi-year consolidated television broadcast rights agreements with NBC Sports, Turner Sports, FOX and FX. These agreements cover the domestic broadcast of NASCAR's entire Winston Cup (NEXTEL Cup beginning in 2004) and Busch series racing seasons from 2001 through 2006. As a result, our combined television broadcast and ancillary rights revenues increased approximately 84% in fiscal 2001, approximately 15% in fiscal 2002, approximately 17% in 2003 and are expected to increase approximately 21% in fiscal 2004 as compared to the respective prior fiscal years. We expect media rights revenues, as well as variable costs tied to the percentage of broadcast rights fees required to be paid to competitors as part of NASCAR NEXTEL Cup and NASCAR Busch series sanction agreements, to continue to increase based on NASCAR's announcement that the annual increase in the domestic television rights fees will range between 15% and 21% from 2001 through 2006. Television broadcast and ancillary rights fees received from NASCAR for the NASCAR Winston Cup and NASCAR Busch series events conducted at our majority-owned facilities were $116.0 million, $133.8 million and $156.4 million in fiscal years 2001, 2002 and 2003, respectively.

NASCAR prize and point fund monies, as well as sanction fees, ("NASCAR direct expenses") are outlined in the sanction agreement for each event and are negotiated in advance of an event. As previously discussed, included in these NASCAR direct expenses are 25% of the television broadcast rights fees allocated to our NASCAR Winston Cup (NASCAR NEXTEL Cup beginning in 2004) and NASCAR Busch series events as part of prize and point fund money. These annually negotiated contractual amounts paid to NASCAR contribute to the support and growth of the sport of NASCAR stock car racing through payments to the teams and sanction fees paid to NASCAR. As such, we do not expect these costs to decrease in the future as a percentage of admissions and motorsports related income. We anticipate any operating margin improvement to come primarily from economies of scale and controlling costs in areas such as motorsports related and general and administrative expenses.

Current and future economic conditions may impact our ability to secure revenues from corporate marketing partnerships. However, we believe that our presence in key markets and impressive portfolio of events are beneficial as we continue to pursue renewal and expansion of existing marketing partnerships and establish new corporate marketing partners. We believe that revenues from our corporate marketing partnerships will continue to grow over the long term.

An important component of our operating strategy has been our long-standing practice of focusing closely on supply and demand regarding additional capacity at our facilities. We continually evaluate the demand for our most popular racing events in order to add capacity that we believe will provide an acceptable rate of return on invested capital. Through prudent expansion, we attempt to keep demand at a higher level than supply, which stimulates ticket renewals and advance sales. Advance ticket sales result in earlier cash flow and reduce the potential negative impact of actual and forecasted inclement weather on ticket sales. While we will join with sponsors and offer promotions to generate additional ticket sales, we avoid rewarding last-minute ticket buyers by discounting tickets. We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth than to recognize short-term incremental revenue. We recognize that a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment and other lifestyle and business conditions, can negatively impact attendance at our events. Based upon the then current economic conditions we instituted only modest increases in our weighted average ticket prices in fiscal 2003 and have continued this pricing strategy for fiscal 2004. In addition, we limited the expansion of capacity at our facilities for our fiscal 2003 events to a total of approximately 3,100 and 1,500 net additional grandstand seats at Richmond International Raceway ("Richmond") and Kansas Speedway ("Kansas"), respectively, and six net additional luxury suites at Richmond. These additional seats and suites were sold on a season basis for fiscal 2003. Our currently approved capital projects include approximately 1,400 additional seats at Richmond that have been sold on a season basis for fiscal 2004. We will continue to evaluate expansion opportunities, as well as the pricing and packaging of our tickets and other products, on an ongoing basis. Over the long term, we plan to continue to expand capacity at our speedways.

From time to time we are a party to routine litigation incidental to our business. We do not believe that the resolution of any or all of such litigation will have a material adverse effect on our financial condition or results of operations.

In February 2002 we were served in a proceeding filed in the United States District Court for the Eastern District of Texas. The complaint in the case has been amended twice and is presently styled Francis Ferko, and Russell Vaughn as Shareholders of Speedway Motorsports, Inc. vs. National Association of [sic] Stock Car Auto Racing, Inc., International Speedway Corporation, and Speedway Motorsports, Inc. The overall gist of the suit is that Texas Motor Speedway should have a second NASCAR Winston Cup Series date annually and that NASCAR should be required by the court to grant Texas Motor Speedway a second NASCAR Winston Cup Series date annually. The portion of this suit that is brought against us alleges that we conspired with NASCAR to"refuse to offer a new Winston Cup race date to any non-ISC owned track whenever ISC has desired to host an additional Winston Cup race."The complaint seeks unspecified monetary damages from ISC that are claimed to have resulted to Speedway Motorsports from the alleged conspiracy as well as treble damages under the anti-trust laws. Fact discovery is now complete pursuant to the current pretrial scheduling order and expert discovery is expected to be completed shortly. Based upon the totality of the evidence adduced in support of the position of the plaintiffs during the discovery process when considered in light of the various rulings by the court on various pre-trial, discovery and procedural matters we believe that the ultimate likelihood of a material adverse result for us is remote. We intend to continue to vigorously pursue our defense of the matter. The fees and expenses associated with the defense of this suit are not covered by insurance and could adversely impact our financial condition or results of operations and cash flows, even if we ultimately prevail. Further, the time devoted to this matter by management and the possible impact of litigation on business negotiations occurring prior to resolution of this matter could also adversely impact our financial condition or results of operations and cash flows. Finally, even if the direct effect of the resolution of this case does not result in a material adverse impact on us, it is possible that the resolution of this case could result in industry-wide changes in the way race schedules are determined by sanctioning bodies, which could indirectly have a material adverse impact on us.

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

The following table sets forth, for each of the indicated periods, certain selected income statement data as a percentage of total revenues:

	For the Year Ended November 30,
	2001	2002	2003

Revenues:
Admissions, net	40.6%	38.7%	36.6%
Motorsports related income	45.1	47.2	49.5
Food, beverage & merchandise income	13.3	12.8	12.9
Other income	1.0	1.3	1.0

Total revenues	100.0	100.0	100.0
Expenses:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	16.6	17.6	18.7
Motorsports related expenses	18.6	18.1	17.7
Food, beverage and merchandise expenses	7.3	6.9	7.2
General and administrative expenses	15.1	14.6	14.9
Depreciation and amortization	10.3	7.5	7.7
Homestead-Miami Speedway track reconfiguration	-	-	0.5

Total expenses	67.9	64.7	66.7

Operating income	32.1	35.3	33.3
Interest income (expense) net	(4.4)	(4.2)	(3.7)
Equity in net income from equity investments	0.5	0.3	0.4
Minority interest	0.2	-	-

Income before income taxes and cumulative effect of accounting change	28.4	31.4	30.0
Income taxes	11.8	12.1	11.7

Income before cumulative effect of accounting change	16.6	19.3	18.3
Cumulative effect of accounting change	-	(94.0)	-

Net income (loss)	16.6%	(74.7%)	18.3%

Comparison of Fiscal 2003 to Fiscal 2002

During fiscal 2003, inclement weather, and the threat of inclement weather, adversely impacted many of our major events including:

  Several events during Speedweeks 2003, including the Daytona 500;
  The February NASCAR events at North Carolina, including its NASCAR Busch Series event, which was rescheduled to the following Monday;
  The March motorcycle events at Daytona International Speedway ("Daytona"), including the Daytona 200 Superbike event, which was rescheduled to the following Monday;
  The March NASCAR events at Darlington, including its NASCAR Busch Series event, which was rescheduled to the following Monday;
  The April NASCAR events at Talladega Superspeedway ("Talladega") where we believe race week sales were impacted by the threat of inclement weather;
  The August events, including the NASCAR Winston Cup Series event, at Watkins Glen International ("Watkins Glen"); and
  The November CART Champ Car and supporting events scheduled at California, which were postponed and later cancelled due to a state of emergency declared in San Bernadino County, California and surrounding counties as a result of wildfires in the region.

In addition, we believe that the economic downturn, coupled with ongoing geopolitical issues, have had a significant negative impact on attendance-related revenues in fiscal 2003.

Our results, as compared to the same periods of the prior year, were also impacted by the inaugural Dale Earnhardt Tribute Concert to benefit the Dale Earnhardt Foundation, which was hosted at Daytona in June 2003. In connection with this event, Daytona made donations, received a rental fee and provided certain event support services, and our Americrown subsidiary provided certain concessions, catering and merchandising services.

Admissions revenue decreased from approximately $ 213.3 million to approximately $210.5 million, or 1.3%, in fiscal 2003 as compared to fiscal 2002. This decrease was primarily attributable to the cancellation of the CART Champ Car weekend and other instances of inclement weather, as well as the impact of general economic and geopolitical conditions as described above. These decreases were partially offset by increased seating capacity at Richmond and Kansas and increased attendance at several events including the NASCAR Winston Cup weekend at the newly reconfigured Homestead-Miami Speedway ("Miami"). Our Miami track was reconfigured prior to its 2003 NASCAR events in order to increase the track banking to a maximum of 20 degrees in the turns through an innovative variable-degree banking system, which succeeded in enhancing the quality of the racing entertainment at this facility.

Motorsports related income increased approximately $25.3 million, or 9.7%, in fiscal 2003 as compared to fiscal 2002. Substantially all of the increase was attributable to the television broadcast rights fees for the NASCAR Winston Cup and NASCAR Busch series events conducted during the year. Hospitality, sponsorship, advertising, track rentals and licensing revenues also contributed to the increase. These increases were partially offset by the cancellation of the CART Champ Car weekend at California and a decrease in the entitlement fees for the August NASCAR Winston Cup event at Michigan International Speedway ("Michigan").

Food, beverage and merchandise income increased approximately $3.8 million, or 5.4%, in fiscal 2003 as compared to fiscal 2002. Our Americrown subsidiary's assumption of food concession and catering operations at California, which were operated by a third party vendor that paid California a commission in prior years, a non-recurring $1.6 million payment related to our ongoing activities to audit third party vendors and the Dale Earnhardt Tribute Concert at Daytona contributed significantly to the increase during fiscal 2003. These increases were partially offset by the lower food, beverage and merchandise sales attributable to previously discussed attendance decreases.

Other income decreased approximately $1.2 million, or 16.2%, in fiscal 2003 as compared to fiscal 2002. This decrease was primarily attributable to a gain on the sale of real property in the third quarter of fiscal 2002.

Prize and point fund monies and NASCAR sanction fees increased approximately $10.5 million, or 10.8%, in fiscal 2003 as compared to fiscal 2002. Over three-quarters of the increase was due to increased prize and point fund monies paid by NASCAR to participants in events during the periods. Over one-half of these increases were attributable to the increased television broadcast rights fees for the NASCAR Winston Cup and NASCAR Busch series events conducted during fiscal 2003, as standard NASCAR sanctioning agreements require that a specified percentage of broadcast rights fees be paid to competitors.

Motorsports related expenses increased approximately $2.8 million, or 2.8%, in fiscal 2003 as compared to fiscal 2002. The increase was primarily related to increases in consumer marketing initiatives and event related costs for comparable events, including insurance, as well as expenses related to the Dale Earnhardt Tribute Concert at Daytona, partially offset by the cancellation of the CART Champ Car event weekend. Motorsports related expenses as a percentage of combined admissions and motorsports related income decreased from approximately 21.0% in fiscal 2002 to approximately 20.6% in fiscal 2003 primarily due to the increase in television broadcast rights fees and the cancellation of the CART Champ Car event weekend, partially offset by the previously discussed increased costs.

Food, beverage and merchandise expense increased approximately $3.1 million, or 8.2%, in fiscal 2003 as compared to fiscal 2002.  Costs associated with our Americrown subsidiary's assumption of food concession and catering operations at California, which were operated by a third party vendor that paid California a commission in prior years, and expenses related to the Dale Earnhardt Tribute Concert at Daytona contributed significantly to the increase during fiscal 2003. These increases were partially offset by decreased product and other variable costs associated with previously discussed decreases in sales associated with lower attendance at certain events. Food, beverage and merchandise expenses as a percentage of food, beverage and merchandise income increased from approximately 54.1% in fiscal 2002 to approximately 55.6% in fiscal 2003. This margin decrease was primarily attributable to the expenses related to the assumption of food concession and catering operations at California, holding certain retail price points constant despite increasing product costs, and the relationship of decreased sales to certain fixed costs. This decrease was partially offset by the previously discussed non-recurring income related to our ongoing activities to audit third party vendors' sales reports for prior years.

General and administrative expenses increased approximately $5.4 million, or 6.8%, in fiscal 2003 as compared to fiscal 2002.  The increase was primarily attributable to costs associated with certain ongoing legal proceedings (see Item 3."Legal Proceedings"), a write-off related to our claim for the return of the sanction fee paid to CART for the cancelled CART Champ Car event (as described below), and other expenses related to the expansion of our ongoing business, partially offset by decreases in certain other operating expenses and professional fees. As previously discussed, the November CART Champ Car and supporting events scheduled at California were postponed and later cancelled due to a state of emergency declared in San Bernadino County, California and surrounding counties as a result of wildfires in the region. Subsequent to the cancellation, CART refused to return the $2.5 million Organization and Rights fee ("Sanction Fee") we paid to them in advance of the event in accordance with terms of the Official Organizer/Promoter Agreement ("Agreement") for the event. As a result, we filed a Complaint for Declaratory Relief with the U.S. District Court, Central District of California against CART, Inc. seeking declaration that the wildfires constituted a"force majeure"as described in the Agreement. Per the terms specified in the Agreement, we are due back the $2.5 million Sanction Fee paid to CART, less a mutually agreed upon amount for legitimate expenses reasonably incurred by CART in preparing for the event. While we feel we have a solid legal position regarding the return of the Sanction Fee, recent bankruptcy court proceedings involving CART have indicated that a recovery of the amount paid, less any legitimate pre-event expenses, is highly unlikely. General and administrative expenses as a percentage of total revenues increased slightly from approximately 14.6% in fiscal 2002 to approximately 14.9% in fiscal 2003.  The increase is primarily the result of the previously discussed legal fees and charge related to the write-off of our claim for return of the CART Champ Car event Sanction Fee, partially offset by the increase in television broadcast rights fees.

Depreciation and amortization expense increased approximately $3.0 million, or 7.3%, in fiscal 2003 as compared to fiscal 2002. These increases were primarily attributable to certain strategic initiatives implemented in mid fiscal 2002 and ongoing capital improvements at our facilities.

During the second quarter of fiscal 2003 we recorded a non-cash before-tax charge of approximately $2.8 million for the net book value of certain undepreciated assets removed in connection with a major track reconfiguration project at Miami. As previously discussed, the project increased the track banking to a maximum of 20 degrees in the turns through an innovative variable-degree banking system, which enhanced the quality of the racing entertainment at this facility. The reconfiguration project was completed for our fourth quarter NASCAR Winston Cup, NASCAR Busch and NASCAR Craftsman Truck series events.

Interest income increased by approximately $610,000, or 50.4%, in fiscal 2003 as compared to fiscal 2002.  These increases were primarily due to higher cash balances in the current year.

Interest expense decreased approximately $1.1 million, or 4.5%, in fiscal 2003 as compared to fiscal 2002. The decrease in interest expense resulting from the payoff of our revolving credit facilities in the prior year was partially offset by an increase in interest expense from our Senior Notes due to an interest rate swap agreement in place in the prior year that was terminated in August 2002.

Equity in net income from equity investments represents our pro rata share of the current income from our 37.5% equity investment in Raceway Associates. Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway.

The increase in our effective income tax rate in fiscal 2003 as compared to fiscal 2002, was primarily attributable to an increase in our blended state tax rate.

As a result of the foregoing, our income before cumulative effect of accounting change decreased from approximately $106.3 million to approximately $105.4 million, or 0.8%, in fiscal 2003 as compared to fiscal 2002.

The cumulative effect of accounting change recognized in the first quarter of fiscal 2002 consists of the non-cash after-tax charges associated with our write-off of goodwill, as well as the write-off of goodwill by Raceway Associates, upon adoption of SFAS No. 142 on December 1, 2001.

Comparison of Fiscal 2002 to Fiscal 2001

In the third quarter of fiscal 2001, we completed the development of and commenced racing operations at Kansas and Chicagoland. Both facilities hosted inaugural schedules featuring major NASCAR, IRL and ARCA events. Due to the fact that both facilities opened in mid-2001, they were only depreciated for half of the year in fiscal 2001, while they were depreciated for a full year in fiscal 2002. In addition, certain operating and general expenses that were only incurred for a partial year in fiscal 2001 were incurred by these businesses for a full year in fiscal 2002. Further, while we capitalized approximately $6.3 million in interest expense for the Kansas and Chicagoland projects through their completion in mid-2001, no interest expense was capitalized related to those developments in fiscal 2002. While the fiscal 2002 results for Kansas and Chicagoland would show improvement over the fiscal 2001 results if normalized for depreciation and operating, general and interest expenses, actual results reported declined, impacting both expenses related to Kansas and our pro rata share of the income from our investment in Raceway Associates.

Our fiscal 2002 results were also impacted by certain motorsports event schedule changes as follows:

  inaugural IRL, American Motorcyclist Association and Grand American events were conducted at California during fiscal 2002;
  a NASCAR Busch Series event was scheduled by NASCAR at Daytona in the third quarter of fiscal 2002. NASCAR scheduled this event at Watkins Glen in the third quarter of fiscal 2001;
  Michigan hosted its inaugural IRL event in fiscal 2002 in lieu of an open wheel event historically sanctioned by CART. In conjunction with the IRL event, NASCAR scheduled a NASCAR Craftsman Truck Series event at Michigan while an ARCA event was conducted as a support event to the CART race in 2001;
  a NASCAR Craftsman Truck Series event was scheduled by NASCAR at Nazareth Speedway ("Nazareth") in fiscal 2001, however, no similar event was conducted in 2002;
  Nazareth hosted its inaugural IRL event during fiscal 2002 in lieu of an open wheel event historically sanctioned by CART; and
  we sold our interest in Tucson Raceway effective November 2001. As a result, our 2002 operations do not include the operating results of that short track facility.

These schedule changes and other items discussed above impact the comparability of the reported amounts for fiscal 2002 as compared to fiscal 2001.

Admissions revenue decreased from approximately $214.5 million to approximately $213.3 million, or 0.6%, in fiscal 2002 as compared to fiscal 2001. The decrease is primarily attributable to the previously discussed schedule changes at Michigan and Nazareth, decreased attendance for the CART event at California and inclement weather impacting certain support events preceding the sold-out Daytona 500 as well as certain events conducted at Michigan, Talladega and Darlington. These decreases were partially offset by attendance at the NASCAR Busch Series event added to the schedule at Daytona, the previously discussed inaugural events at California and an increase in the weighted average price of tickets sold for certain other events conducted at Daytona and Kansas.

Motorsports related income increased approximately $21.4 million, or 9.0%, in fiscal 2002 as compared to fiscal 2001. Over three-quarters of this increase is a result of increased television broadcast and ancillary rights fees for NASCAR Winston Cup and NASCAR Busch series events conducted during the year. The remaining increase is primarily attributable to increased sponsorship revenues and the inaugural events at California. These increases were partially offset by decreases related to certain other previously discussed schedule changes, decreases in sponsorship, hospitality and other revenues for the CART event at California and hospitality at certain events at Daytona.

Food, beverage and merchandise income decreased approximately $179,000, or 0.3%, in fiscal 2002 as compared to fiscal 2001. The decrease is primarily attributable to the anticipated decrease in merchandise, food, beverage and catering sales at events conducted at Kansas and merchandise and souvenir program sales at Chicagoland as both facilities held grand openings and inaugural events in the prior year. To a lesser extent, non-event related merchandise sales, lower hospitality related catering sales at Daytona and inclement weather impacting attendance at certain previously discussed events contributed to the decrease. Partially offsetting these decreases were increased food, beverage, merchandise and third party commissions for a number of other events conducted during the year, our assumption of catering operations at Phoenix International Raceway ("Phoenix") and the previously discussed inaugural events at California.

Other income increased approximately $2.1 million, or 39.3%, in fiscal 2002 as compared to fiscal 2001. This increase is primarily attributable to a gain on the sale of real property in the third quarter of fiscal 2002.

Prize and point fund monies and NASCAR sanction fees increased approximately $9.4 million, or 10.7%, in fiscal 2002 as compared to fiscal 2001. The increase is primarily attributable to increased prize and point fund monies. The majority of that increase was related to increased television broadcast rights fees for the NASCAR Winston Cup and NASCAR Busch series events conducted during the year, as standard NASCAR sanctioning agreements require that a specified percentage of broadcast rights fees be paid to competitors.

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

General and administrative expenses increased approximately $372,000, or 0.5%, in fiscal 2002 as compared to fiscal 2001. Increases attributable to professional fees, certain strategic technology initiatives and insurance were largely offset by costs incurred during the prior year for which there were no comparable costs in fiscal 2002, including doubtful accounts, and containment of certain costs attributable to our ongoing business. General and administrative expenses as a percentage of total revenue decreased from approximately 15.1% in fiscal 2001 to approximately 14.6% in fiscal 2002 primarily as a result of our revenue growth combined with a decrease in write-offs of receivables and controlling growth in general and administrative expenses in fiscal 2002.

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

Liquidity and Capital Resources

General

We have historically generated sufficient cash flow from operations to fund our working capital needs and capital expenditures at existing facilities, as well as to pay an annual cash dividend. In addition, we have used the proceeds from offerings of our class A common stock, the net proceeds from the issuance of Senior Notes, borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects. At November 30, 2003, we had $225 million principal amount of Senior Notes outstanding, total borrowings of approximately $13.5 million under a term loan arrangement, and a debt service funding commitment of approximately $68.6 million, net of discount, related to the TIF bonds issued by the Unified Government of Wyandotte County/Kansas City, Kansas ("Unified Government"). We had a working capital deficit of approximately $104.8 million at November 30, 2003 and working capital of approximately $12.1 million at November 30, 2002. The working capital deficit at November 30, 2003 is primarily due to the reclassification of the Senior Notes, which mature in October 2004 (See"Future Liquidity"), from long-term to current.

Cash Flows

Net cash provided by operating activities was approximately $194.7 million for fiscal 2003, compared to approximately $178.6 million for fiscal 2002. The difference between our net income of approximately $105.4 million and the approximately $194.7 million of operating cash flow was primarily attributable to:

  depreciation and amortization of approximately $44.2 million;
  deferred income taxes of approximately $38.5 million;
  an increase in deferred income of approximately $8.9 million;
  an increase in income taxes payable of approximately $2.9 million;
  the non-cash charge related to the Homestead-Miami Speedway track reconfiguration of approximately $2.8 million; and
  amortzation of unearned compensation and financing costs of approximately $2.0 million;

These differences are partially offset by an increase in receivables of approximately $7.4 million and undistributed income from equity investments of approximately $2.6 million.

Net cash used in investing activities was approximately $69.9 million for fiscal 2003, compared to approximately $40.3 million for fiscal 2002. Our use of cash for investing activities reflects approximately $72.6 million in capital expenditures. This use of cash is partially offset by approximately $4.1 million in proceeds from Raceway Associates as repayment of previous advances.

Net cash used in financing activities was approximately $10.1 million for fiscal 2003, compared to approximately $100.0 million for fiscal 2002. Our use of cash for financing activities reflects approximately $5.8 million in payments of long-term debt, approximately $3.2 million in cash dividends paid, approximately $820,000 in deferred financing costs and approximately $352,000 used to reacquire previously issued common stock.

Capital Expenditures

Capital expenditures totaled approximately $72.6 million for fiscal 2003, compared to approximately $53.5 million for fiscal 2002. Capital expenditures during fiscal 2003 were related to the track reconfiguration project at Miami, including the installation of SAFER (steel and foam energy reduction) walls, increased grandstand seating capacity, additional luxury suites and installation of SAFER walls at Richmond, purchases of land and other land improvements for the expansion of parking, camping capacity and other uses, construction of the new pedestrian/vehicular tunnel at Phoenix, track lighting at California and Darlington, the purchase of equipment and other assets associated with our food, beverage and merchandising operations at California, increased grandstand seating capacity at Kansas and a variety of other improvements and renovations to our facilities.

Based on capital projects currently approved by our board of directors, we expect to make capital expenditures totaling approximately $68.6 million at our existing facilities within the next 24 months. These projects include the acquisition of land and land improvements for expansion of parking, camping capacity and other uses, the completion of the track lighting projects at California and Darlington and a variety of additional improvements and renovations to our facilities. We review our capital expenditure program periodically and modify it as required to meet current business needs.

Future Liquidity

Our $225 million principal amount of unsecured Senior Notes bear interest at 7.875% and rank equally with all of our other senior unsecured and unsubordinated indebtedness. The Senior Notes require semi-annual interest payments through maturity on October 15, 2004. The Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at a redemption price as defined in the indenture. In November 2003, we entered into an interest rate swap agreement to manage interest rate risk exposure on $150 million of the $225 million principal amount of Senior Notes. Under this agreement, we received fixed rate amounts in exchange for floating rate interest payments without an exchange of the underlying principal amount. In January 2004, we terminated the Senior Notes interest rate swap agreement and received approximately $544,000, which will be amortized over the remaining life of the Senior Notes.

In January 1999, the Unified Government issued approximately $71.3 million in TIF bonds in connection with the construction of Kansas Speedway. At November 30, 2003, outstanding principal on the TIF bonds are comprised of a $20.2 million, 6.15% term bond due December 1, 2017 and a $49.7 million, 6.75% term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government, with payments made in lieu of property taxes ("Funding Commitment") by our wholly-owned subsidiary, Kansas Speedway Corporation. Principal (mandatory redemption) payments per the Funding Commitment are payable by Kansas Speedway Corporation on October 1 of each year. Kansas Speedway Corporation granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation. We have agreed to guarantee Kansas Speedway Corporation's Funding Commitment until certain financial conditions have been met. In October 2002, the Unified Government issued additional subordinate sales tax special obligation revenue bonds ("2002 STAR Bonds") totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas project and to fund certain additional construction. The 2002 STAR Bonds will be retired with state and local taxes generated within the speedway's boundaries and are not our obligation. Kansas Speedway Corporation has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At November 30, 2003, the Unified Government had $6.3 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, we have agreed to provide financial assistance to Kansas Speedway Corporation, if necessary, to support its guarantee of the 2002 STAR Bonds.

On September 12, 2003 we entered into a $300 million revolving credit facility ("2003 Credit Facility"). Upon execution of the 2003 Credit Facility, we terminated our then existing $250 million credit facility. The 2003 Credit Facility is scheduled to mature in September 2008, and accrues interest at LIBOR plus 62.5-150 basis points, based on our highest debt rating as determined by specified rating agencies. At November 30, 2003, we did not have any borrowings outstanding under the 2003 Credit Facility.

Our Miami subsidiary has a $15 million credit facility ("Miami Credit Facility") and a $13.5 million term loan ("Term Loan"). The Miami Credit Facility and Term Loan are guaranteed by us and have the same interest terms and restrictive covenants as our 2003 Credit Facility. In October 2003, we permanently reduced the full amount of the borrowings available under the Miami Credit Facility, which matures on December 31, 2004. The Term Loan is payable in annual installments of $6.5 million at December 31, 2003 and $7.0 million at December 31, 2004. We have an interest rate swap agreement that effectively fixes the floating rate on the outstanding balance under the Term Loan at 5.6% plus 50-100 basis points, based on certain consolidated financial criteria, for the remainder of the loan period.

We are a member of Motorsports Alliance (owned 50% by us and 50% by Indianapolis Motor Speedway Corp.), which owns 75% of Raceway Associates. Raceway Associates owns and operates Chicagoland and Route 66 Raceway. Raceway Associates has a term loan arrangement, which requires quarterly principal and interest payments and matures November 15, 2012, and a $15 million secured revolving credit facility, which matures September 15, 2005. At November 30, 2003, Raceway Associates had approximately $42.8 million outstanding under its term loan and approximately $1.0 million outstanding under its credit facility. Under a keepwell agreement, the members of Motorsports Alliance have agreed to provide financial assistance to Raceway Associates, if necessary, on a pro rata basis to support performance under its term loan and credit facility.

At November 30, 2003, we had contractual cash obligations to repay debt, to make payments under operating agreements, leases and commercial commitments in the form of guarantees and unused lines of credits.

Payments due under these long-term obligations are as follows as of November 30, 2003 (in thousands):

		Obligations Due by Period

	Total	Less Than One Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt	$ 308,385	$ 231,890	$ 8,140	$ 1,685	$ 66,670
Track facility operating agreement	44,760	2,220	4,440	4,440	33,660
Other operating leases	10,333	2,611	3,068	1,180	3,474

Total Contractual Cash Obligations	$ 363,478	$ 236,721	$ 15,648	$ 7,305	$ 103,804

Commercial commitment expirations are as follows as of November 30, 2003 (in thousands):

		Commitment Expiration by Period

	Total	Less Than One Year	1-3 Years	4-5 Years	After 5 Years

Guarantees	$ 6,320	$ 560	$ 1,490	$ 1,050	$ 3,220
Keepwell agreements	21,900	2,400	5,300	4,800	9,400
Unused credit facilities	301,427	1,427	-	300,000	-

Total Commercial Commitments	$ 329,647	$ 4,387	$ 6,790	$ 305,850	$ 12,620

During fiscal 1999, we announced our intention to search for a site for a major motorsports facility in the New York metropolitan area. Our efforts have included, through a wholly-owned subsidiary, negotiations with the New Jersey Sports and Exposition Authority regarding the development of a motorsports facility at the Meadowlands Sports Complex in New Jersey. While we continue to discuss the possibility of a motorsports facility with New Jersey officials, we are also currently evaluating alternative sites in the New York metropolitan area. In addition, we recently expanded our search to other underserved metropolitan areas in the country, including the Pacific Northwest.

Our cash flow from operations consists primarily of ticket, hospitality, merchandise, catering and concession sales and contracted revenues arising from television broadcast rights and marketing partnerships. While we expect our strong operating cash flow to continue in the future, our financial results depend significantly on a number of factors relating to consumer and corporate spending, including economic conditions affecting marketing dollars available from the motorsports industry's principal sponsors. Consumer and corporate spending could be adversely affected by economic, security and other lifestyle conditions, resulting in lower than expected future operating cash flows. General economic conditions were significantly and negatively impacted by the September 11, 2001, terrorist attacks and the recent war with Iraq and could be similarly affected by any future attacks or fear of such attacks, or by conditions resulting from other acts or prospects of war. Any future attacks or wars or related threats could also increase our expenses related to insurance, security or other related matters. In addition, the Internal Revenue Service (the"Service") is currently performing a periodic examination of our federal income tax returns for the years ended November 30, 1999, 2000 and 2001 and is examining the tax depreciation treatment for a significant portion of our motorsports entertainment facility assets. In accordance with SFAS No. 109"Accounting for Income Taxes"we have accrued a deferred tax liability based on the differences between our financial reporting and tax bases of such assets. See Note 8 to our audited consolidated financial statements, included elsewhere in this document, for further information. We believe that our application of the federal income tax regulations in question, which have been applied consistently since being adopted in 1986 and have been subjected to previous Service audits, is appropriate and we intend to vigorously defend the merits of our position, if necessary. While an adverse resolution of these matters could result in a material negative impact on cash flow, we believe that we have provided adequate reserves in our consolidated financial statements as of November 30, 2003 and, as a result, do not expect that such an outcome would have a material adverse effect on results of operations.

While the items discussed above could adversely affect our financial success and future cash flow, we believe that cash flows from operations, along with existing cash and available borrowings under our existing credit facilities, will be sufficient to fund:

  operations and approved capital projects at existing facilities for the foreseeable future;
  payments required in connection with the funding of the Unified Government's debt service requirements related to the TIF bonds;
  payments related to our existing debt service commitments;
  any potential payments associated with our debt guarantees and keepwell agreements;
  any adjustment that may ultimately occur as a result of the examination by the Service; and
  the fees and expenses incurred in connection with the current legal proceeding discussed in Item 3"Legal Proceedings."

We intend to pursue further development and/or acquisition opportunities (including the possible development of new motorsports facilities, including the New York metropolitan area, the Pacific Northwest and other areas) the timing, size and success, as well as associated potential capital commitments of which, are unknown at this time. Accordingly, a material acceleration in our growth strategy could require us to obtain additional capital through debt and/or equity financings. Although there can be no assurance, we believe that adequate debt and equity financing will be available on satisfactory terms.

Inflation

We do not believe that inflation has had a material impact on our operating costs and earnings.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations."SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. Our adoption of SFAS No. 143 in fiscal 2003 did not have a material impact on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets."Consistent with prior guidance SFAS No. 144 continues to require a three-step approach for recognizing and measuring the impairment of assets to be held and used. Assets to be sold must be stated at the lower of the asset's carrying amount or fair value and depreciation is no longer recognized. Our adoption of SFAS No. 144 in fiscal 2003 did not have a material impact on our financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002."With the rescission of SFAS No. 4, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. Applying the provisions of APB Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. Our adoption of SFAS No. 145 in fiscal 2003 did not have a material impact on our financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Our adoption of SFAS No. 146 in fiscal 2003 did not have a material impact on our financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee entered into or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. We have applied the disclosure provisions of this interpretation in our consolidated financial statements and the accompanying notes, included elsewhere in this report. Our adoption of this interpretation in fiscal 2003 did not have a material impact on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123."SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation, "to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have applied the disclosure provisions in SFAS No. 148 in these consolidated financial statements and the accompanying notes, included elsewhere in this report.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities."This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements, "addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. This interpretation defines the concept of"variable interests"and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. This interpretation applies to interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003 and for all other types of entities in financial statements for periods ending after March 15, 2004. If it is reasonably possible that an enterprise will initially consolidate or disclose information about a variable interest entity when this interpretation becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after December 31, 2003. We are currently evaluating the impact, if any, of the adoption of this interpretation on our financial position and results of operations.

In April 2003, the FASB amended and clarified financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities, "through the issuance of SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Our adoption of SFAS No. 149 in fiscal 2003 did not have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."SFAS No. 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. Our adoption of SFAS No. 150 in fiscal 2003 did not have a material impact on our financial position or results of operations.

Factors That May Affect Operating Results

This report and the documents incorporated by reference may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify a forward-looking statement by our use of the words"anticipate," "estimate," "expect," "may," "believe," "objective," "projection," "forecast," "goal, "and similar expressions. These forward-looking statements include our statements regarding the timing of future events, our anticipated future operations and our anticipated future financial position and cash requirements. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. We disclose the important factors that could cause our actual results to differ from our expectations in cautionary statements made in this report and in other filings we have made with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors described in this report and other factors set forth in or incorporated by reference in this report.

Many of these factors are beyond our ability to control or predict. We caution you not to put undue reliance on forward-looking statements or to project any future results based on such statements or on present or prior earnings levels. Some of the factors that could cause the actual results to differ materially are set forth in an exhibit to this report. Additional information concerning these, or other factors which could cause the actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's other SEC filings. Copies of those filings are available from us and/or the SEC.

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

As described in Note 7 to the consolidated financial statements, we have various debt instruments that are issued at fixed and variable rates of interest. These financial instruments, which have a fixed rate of interest, are exposed to fluctuations in fair value resulting from changes in market interest rates. The fair values of long-term debt and interest rate swaps are based on quoted market prices at the date of measurement. Our credit facilities approximate fair value as they bear interest rates that approximate market. At November 30, 2003, our debt outstanding with a variable rate of interest has an interest rate swap agreement that effectively fixes the floating rate and $150 million of our fixed rate Senior Notes has an interest rate swap agreement that effectively changes the fixed rate to a floating rate, therefore, a hypothetical increase in interest rates by 1% would increase our interest expense by approximately $1.5 million. At November 30, 2003, the fair value of our total long-term debt as determined by quotes from financial institutions, was $323.6 million. The potential decrease in fair value resulting from a hypothetical 10% shift in interest rates would be approximately $4.4 million at November 30, 2003.

We utilize derivative investments in the form of interest rate swaps to manage the fixed and floating interest rate mix of our total debt portfolio and related overall cost of borrowing. The notional amount, interest payment and maturity dates of the swaps match the terms of the debt they are intended to modify. The fair value of our interest rate swaps at November 30, 2003 was a liability of approximately $486,000. The interest rate swap agreement on the Senior Notes was terminated in January 2004 and we received approximately $544,000, which will be amortized over the remaining life of the Senior Notes. The potential decrease in fair value resulting from a hypothetical 10% shift in interest rates on the Term Loan interest rate swap would be approximately $7,000.

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

We have audited the accompanying consolidated balance sheets of International Speedway Corporation and subsidiaries as of November 30, 2002 and 2003, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended November 30, 2003. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Speedway Corporation and subsidiaries at November 30, 2002 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 in 2002.

/s/ Ernst & Young LLP

Jacksonville, Florida
January 15, 2004

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets
	November 30,
	2002	2003
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$109,263	$223,973
Short-term investments	200	201
Receivables, less allowance of $1,500 in 2002 and 2003	30,557	37,996
Inventories	4,799	5,496
Prepaid expenses and other current assets	3,784	4,078

Total Current Assets	148,603	271,744

Property and Equipment, net	859,096	884,623
Other Assets:
Equity investments	31,152	33,706
Goodwill	92,542	92,542
Other	24,578	21,177

	148,272	147,425

Total Assets	$1,155,971	$1,303,792

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$5,775	$232,963
Accounts payable	17,506	15,739
Deferred income	98,315	106,998
Income taxes payable	3,939	6,877
Other current liabilities	10,968	13,928

Total Current Liabilities	136,503	376,505

Long-Term Debt	309,606	75,168
Deferred Income Taxes	74,943	113,414
Long-Term Deferred Income	11,709	11,894
Other Long-Term Liabilities	885	346
Commitments and Contingencies	-	-
Shareholders' Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized;
25,319,221 and 28,359,173 issued and outstanding in 2002 and 2003, respectively	253	283
Class B Common Stock, $.01 par value, 40,000,000 shares authorized;
27,867,456 and 24,858,610 issued and outstanding in 2002 and 2003, respectively	279	249
Additional paid-in capital	693,463	694,719
Retained (deficit) earnings	(67,641)	34,602
Accumulated other comprehensive loss	(874)	(333)

	625,480	729,520
Less unearned compensation-restricted stock	3,155	3,055

Total Shareholders' Equity	622,325	726,465

Total Liabilities and Shareholders' Equity	$1,155,971	$1,303,792

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Year Ended November 30,
	2001	2002	2003

	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$214,494	$213,255	$210,535
Motorsports related income	238,208	259,609	284,902
Food, beverage and merchandise income	70,575	70,396	74,199
Other income	5,233	7,292	6,109

	528,510	550,552	575,745
EXPENSES:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	87,859	97,290	107,821
Motorsports related expenses	98,458	99,441	102,231
Food, beverage and merchandise expenses	38,251	38,109	41,250
General and administrative expenses	79,953	80,325	85,773
Depreciation and amortization	54,544	41,154	44,171
Homestead-Miami Speedway track reconfiguration	-	-	2,829

	359,065	356,319	384,075

Operating income	169,445	194,233	191,670
Interest income	3,446	1,211	1,821
Interest expense	(26,505)	(24,277)	(23,179)
Equity in net income from equity investments	2,935	1,907	2,553
Minority interest	992	-	-

Income before income taxes and cumulative effect of accounting change	150,313	173,074	172,865
Income taxes	62,680	66,803	67,417

Income before cumulative effect of accounting change	87,633	106,271	105,448
Cumulative effect of accounting change - company operations	-	(513,827)	-
Cumulative effect of accounting change - equity investment	-	(3,422)	-

Net income (loss)	$87,633	$(410,978)	$105,448

Basic earnings per share before cumulative effect of accounting change	$1.65	$2.00	$1.99
Cumulative effect of accounting change	-	(9.75)	-

Basic earnings (loss) per share	$1.65	$(7.75)	$1.99

Diluted earnings per share before cumulative effect of accounting change	$1.65	$2.00	$1.98
Cumulative effect of accounting change	-	(9.74)	-

Diluted earnings (loss) per share	$1.65	$(7.74)	$1.98

Dividends per share	$0.06	$0.06	$0.06

Basic weighted average shares outstanding	52,996,660	53,036,552	53,057,077

Diluted weighted average shares outstanding	53,076,828	53,101,535	53,133,282

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Changes in Shareholders' Equity
	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation- Restricted Stock	Total Shareholders' Equity

	(In Thousands)
Balance at November 30, 2000	$237	$294	$690,114	$262,846	$-	$(2,620)	$950,871
Comprehensive income
Net income	-	-	-	87,633	-	-	87,633
Cumulative effect of change in
accounting for interest
rate swap	-	-	-	-	472	-	472
Interest rate swap	-	-	-	-	(1,433)	-	(1,433)

Total comprehensive income							86,672
Cash dividends ($.06 per share)	-	-	-	(3,190)	-	-	(3,190)
Restricted stock grant	1	-	1,789	-	-	(1,790)	-
Reacquisition of previously issued
common stock	-	-	(520)	(445)	-	-	(965)
Conversion of Class B Common Stock
to Class A Common Stock	7	(7)	-	-	-	-	-
Forfeiture of restricted shares	-	-	(178)	-	-	128	(50)
Income tax benefit related to restricted
stock plan	-	-	465	-	-	-	465
Amortization of unearned compensation	-	-	-	-	-	1,619	1,619

Balance at November 30, 2001	245	287	691,670	346,844	(961)	(2,663)	1,035,422
Comprehensive loss
Net loss	-	-	-	(410,978)	-	-	(410,978)
Interest rate swap	-	-	-	-	87	-	87

Total comprehensive loss							(410,891)
Cash dividends ($.06 per share)	-	-	-	(3,191)	-	-	(3,191)
Restricted stock grant	-	-	1,977	-	-	(1,977)	-
Reacquisition of previously issued
common stock	-	-	(515)	(316)	-	-	(831)
Conversion of Class B Common Stock
to Class A Common Stock	8	(8)	-	-	-	-	-
Income tax benefit related to restricted
stock plan	-	-	331	-	-	-	331
Amortization of unearned compensation	-	-	-	-	-	1,485	1,485

Balance at November 30, 2002	253	279	693,463	(67,641)	(874)	(3,155)	622,325
Comprehensive income
Net income	-	-	-	105,448	-	-	105,448
Interest rate swap	-	-	-	-	541	-	541

Total comprehensive income							105,989
Cash dividends ($.06 per share)	-	-	-	(3,193)	-	-	(3,193)
Restricted stock grant	-	-	1,595	-	-	(1,595)	-
Reacquisition of previously issued
common stock	-	-	(340)	(12)	-	-	(352)
Conversion of Class B Common Stock
to Class A Common Stock	30	(30)	-	-	-	-	-
Income tax benefit related to restricted
stock plan	-	-	1	-	-	-	1
Amortization of unearned compensation	-	-	-	-	-	1,695	1,695

Balance at November 30, 2003	$283	$249	$694,719	$34,602	$(333)	$(3,055)	$726,465

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Year Ended November 30,
	2001	2002	2003

	(In Thousands)
OPERATING ACTIVITIES
Net income (loss)	$87,633	$(410,978)	$105,448
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change	-	517,249	-
Depreciation and amortization	54,544	41,154	44,171
Deferred income taxes	27,177	29,461	38,471
Homestead-Miami Speedway track reconfiguration	-	-	2,829
Amortization of unearned compensation	1,619	1,485	1,695
Amortization of financing costs	1,566	1,332	294
Undistributed income from equity investments	(2,935)	(1,907)	(2,553)
Minority interest	(992)	-	-
Other, net	722	(1,634)	(37)
Changes in operating assets and liabilities
Receivables, net	(3,226)	(5,415)	(7,439)
Inventories, prepaid expenses and other current assets	3,394	2,209	(990)
Accounts payable and other current liabilities	1,815	2,873	1,040
Income taxes payable	-	4,544	2,939
Deferred income	(10,631)	(1,759)	8,868

Net cash provided by operating activities	160,686	178,614	194,736

INVESTING ACTIVITIES
Capital expenditures	(98,379)	(53,521)	(72,587)
Proceeds from affiliate	-	4,045	4,075
Proceeds from short-term investments	400	400	400
Purchases of short-term investments	(400)	(400)	(400)
Proceeds from asset disposals	722	3,836	178
Proceeds from STAR bonds	-	5,589	-
Proceeds from restricted investments	33,930	1,263	-
Acquisition, net of cash acquired	(3,878)	-	-
Equity investments	(1,202)	-	-
Advances to affiliate	(1,500)	-	-
Other, net	(1,647)	(1,533)	(1,552)

Net cash used in investing activities	(71,954)	(40,321)	(69,886)

FINANCING ACTIVITIES
Payment of long-term debt	(5,165)	(9,225)	(5,775)
Cash dividends paid	(3,190)	(3,191)	(3,193)
Reacquisition of previously issued common stock	(965)	(831)	(352)
Deferred financing fees	-	-	(820)
Payments under credit facilities	(71,000)	(90,000)	-
Proceeds under credit facilities	12,000	-	-
Proceeds from interest rate swap	-	3,213	-

Net cash used in financing activities	(68,320)	(100,034)	(10,140)

Net increase in cash and cash equivalents	20,412	38,259	114,710
Cash and cash equivalents at beginning of period	50,592	71,004	109,263

Cash and cash equivalents at end of period	$71,004	$109,263	$223,973

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2003

NOTE 1 - DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS: International Speedway Corporation, including its wholly-owned subsidiaries (collectively the"Company"), is a leading promoter of motorsports entertainment activities in the United States. As of November 30, 2003, the Company owned and/or operated twelve of the nation's major motorsports facilities as follows:

Track Name	Location	Track Length

Daytona International Speedway	Daytona Beach, Florida	2.5 Miles
Talladega Superspeedway	Talladega, Alabama	2.6 Miles
Michigan International Speedway	Brooklyn, Michigan	2.0 Miles
Richmond International Raceway	Richmond, Virginia	0.8 Miles
California Speedway	Fontana, California	2.0 Miles
Kansas Speedway	Kansas City, Kansas	1.5 Miles
Phoenix International Raceway	Phoenix, Arizona	1.0 Mile
Homestead-Miami Speedway	Homestead, Florida	1.5 Miles
North Carolina Speedway	Rockingham, North Carolina	1.0 Mile
Darlington Raceway	Darlington, South Carolina	1.3 Miles
Watkins Glen International	Watkins Glen, New York	3.4 Miles
Nazareth Speedway	Nazareth, Pennsylvania	1.0 Mile

In addition, Raceway Associates, LLC ("Raceway Associates"), in which the Company holds a 37.5% indirect equity interest, owns and operates Chicagoland Speedway and Route 66 Raceway, two nationally recognized major motorsports facilities in Joliet, Illinois.

In fiscal 2003, these motorsports facilities promoted well over 100 stock car, open wheel, sports car, truck, motorcycle and other racing events, including 20 National Association for Stock Car Auto Racing ("NASCAR") Winston Cup Series events, 16 NASCAR Busch Series events, eight NASCAR Craftsman Truck Series events, eight Indy Racing League ("IRL") IndyCar Series events, two National Hot Rod Association ("NHRA") National events, the premier sports car event in the United States (the Rolex 24 at Daytona sanctioned by the Grand American Road Racing Association ("Grand American")) and a number of prestigious motorcycle events.

The Company's business consists principally of racing events at these major motorsports facilities, which, in total, currently have more than one million grandstand seats. The Company also conducts, either through operations of the particular facility or through certain wholly-owned subsidiaries operating under the name Americrown, souvenir merchandising operations, food and beverage concession operations and catering services to customers both in suites and chalets at all of the Company's motorsports facilities. Americrown also produces and markets motorsports-related merchandise such as apparel, souvenirs and collectibles to retail customers, through internet and catalog sales and directly to dealers.

MRN Radio, the Company's proprietary radio network, produces and syndicates to radio stations the NASCAR Winston Cup, NASCAR Busch and NASCAR Craftsman Truck series races and certain other races promoted by the Company, as well as some races promoted by others. In addition, MRN Radio provides production services for Winston Cup Vision, the trackside large screen video display units, at all NASCAR Winston Cup Series races except at Indianapolis Motor Speedway, which is a track not owned by the Company. MRN Radio also produces and syndicates daily and weekly NASCAR racing-themed programs.

The Company owns and operates DAYTONA USA - The Ultimate Motorsports Attraction, a motorsports-themed entertainment complex and the Official Attraction of NASCAR that includes interactive media, theaters, historical memorabilia and exhibits, tours, as well as riding and driving experiences of Daytona International Speedway.

SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of International Speedway Corporation and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, bank demand deposit accounts and repurchase agreements. Cash and cash equivalents exclude certificates of deposit regardless of original maturity.

The Company maintained its cash primarily with two financial institutions at November 30, 2003. The Company believes that it is not exposed to any significant credit risk on its cash balances due to the strength of the financial institutions.

RECEIVABLES: Receivables are stated at their estimated collectible amounts. The allowance for doubtful accounts is estimated based on historical experience of write offs and future expectations of conditions that might impact the collectibility of accounts.

INVENTORIES: Inventories of items for resale are stated at the lower of cost, determined on the first-in, first-out basis, or market.

PROPERTY AND EQUIPMENT: Property and equipment, including improvements to existing facilities, are stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method over the estimated useful lives as follows:

Buildings, grandstands and tracks 5-34 years

Furniture and equipment 3-20 years

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

Equity investments consist of the Company's interest in Motorsports Alliance, LLC ("Motorsports Alliance") (owned 50% by the Company and 50% by Indianapolis Motor Speedway Corp.), which owns a 75% interest in Raceway Associates. Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway.

The Company's share of undistributed equity in the earnings from equity investments included in retained earnings at November 30, 2002 and 2003 was approximately $40,000 and $2.6 million, respectively.

GOODWILL AND INTANGIBLE ASSETS: On December 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets."Under SFAS No. 142 the Company's goodwill and other intangible assets are evaluated annually, in its fiscal fourth quarter, based upon expected future discounted cash flows at the reporting unit level. Prior to the adoption of SFAS No. 142, goodwill was amortized by the straight-line method over 40 years.

DEFERRED FINANCING FEES: Deferred financing fees are amortized over the term of the related debt and are included in other non-current assets.

DERIVATIVE FINANCIAL INSTRUMENTS: From time to time the Company uses interest rate swap agreements to minimize the impact of interest rate fluctuations on certain long-term borrowings with fixed and floating interest rates. The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest expense.

INCOME TAXES: Income taxes have been provided using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

REVENUE RECOGNITION/DEFERRED INCOME: Admission income and all race-related revenue is earned upon completion of an event and is stated net of admission and sales taxes collected. Advance ticket sales and all race-related revenue on future events are deferred until earned. Revenues from the sale of merchandise to retail customers, internet and catalog sales, and direct sales to dealers are recognized at the time of the sale.

Kansas Speedway Corporation ("KSC") offers Founding Fan Preferred Access Speedway Seating ("PASS") agreements, which give purchasers the exclusive right and obligation to purchase KSC season-ticket packages for certain sanctioned racing events annually for thirty years under specified terms and conditions. Among the conditions, licensees are required to purchase all season-ticket packages when and as offered each year. Founding Fan PASS agreements automatically terminate without refund should owners not purchase any offered season tickets.

Net fees received under PASS agreements are deferred and are amortized into income over the expected life of the PASS.

ADVERTISING EXPENSE: Advertising costs are expensed as incurred or, as in the case of race-related advertising, upon the completion of the event. Race-related advertising included in prepaid expenses and other current assets at November 30, 2002 and 2003 was approximately $360,000 and $419,000, respectively. Advertising expense was approximately $11.2 million, $11.4 million and $11.9 million for the years ended November 30, 2001, 2002 and 2003, respectively.

STOCK-BASED COMPENSATION: The Company has a long-term incentive stock plan, which is described more fully in Note 14. The Company accounts for its long-term incentive stock plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees, "and related interpretations. The Company recognizes stock-based employee compensation cost on its restricted shares awarded over their vesting periods in an amount equal to the fair market value of these shares on the date of award. No stock-based employee compensation cost is reflected in net income (loss) relating to stock options as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation, "to stock based employee compensation for the years ended November 30 (in thousands, except per share amounts):

	2001	2002	2003

Net income (loss), as reported	$ 87,633	$ (410,978)	$ 105,448
Add: Stock-based employee compensation
expense included in reported net income,
net of related tax effects	996	912	1,034
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects	(1,157)	(1,133)	(1,256)

Pro forma net income (loss)	$ 87,472	$ (411,199)	$ 105,226

Earnings (loss) per share:
Basic - as reported	$ 1.65	$ (7.75)	$ 1.99

Basic - pro forma	$ 1.65	$ (7.75)	$ 1.98

Diluted - as reported	$ 1.65	$ (7.74)	$ 1.98

Diluted - pro forma	$ 1.65	$ (7.74)	$ 1.98

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS: In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations."SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The Company's adoption of SFAS No. 143 in fiscal 2003 did not have a material impact on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets."Consistent with prior guidance SFAS No. 144 continues to require a three-step approach for recognizing and measuring the impairment of assets to be held and used. Assets to be sold must be stated at the lower of the asset's carrying amount or fair value, and depreciation is no longer recognized. The Company's adoption of SFAS No. 144 in fiscal 2003 did not have a material impact on its financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002."With the rescission of SFAS No. 4, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. Applying the provisions of APB Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances they may change accounting practice. The Company's adoption of SFAS No. 145 in fiscal 2003 did not have a material impact on its financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company's adoption of SFAS No. 146 in fiscal 2003 did not have a material impact on its financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee entered into or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has applied the disclosure provisions of this interpretation in these consolidated financial statements and the accompanying notes. The Company's adoption of this interpretation in fiscal 2003 did not have a material impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123."SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation, "to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has applied the disclosure provisions in SFAS No. 148 in these consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities."This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements, "addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. This interpretation defines the concept of"variable interests"and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. This interpretation applies to interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003 and for all other types of entities in financial statements for periods ending after March 15, 2004. If it is reasonably possible that an enterprise will initially consolidate or disclose information about a variable interest entity when this interpretation becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after December 31, 2003. The Company is currently evaluating the impact, if any, of the adoption of this interpretation on its financial position and results of operations.

In April 2003, the FASB amended and clarified financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities, "through the issuance of SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company's adoption of SFAS No. 149 in fiscal 2003 did not have a material impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."SFAS No. 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. The Company's adoption of SFAS No. 150 in fiscal 2003 did not have a material impact on its financial position or results of operations.

COMPARABILITY: For comparability, certain 2001 and 2002 amounts have been reclassified where appropriate to conform with the presentation adopted in 2003.

NOTE 2 - ACCOUNTING CHANGE

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets, "in the first quarter of 2002. Based on an independent appraisal firm's valuation of the reporting unit level fair value using discounted cash flows, which reflect changes in certain assumptions after the date of the acquisitions, and the identification of qualifying intangibles, the Company recorded a non-cash after tax charge of $513.8 million as a cumulative effect of accounting change for the write-off of goodwill in the first quarter of 2002.

Raceway Associates which owns and operates Chicagoland Speedway and Route 66 Raceway and in which the Company holds a 37.5% indirect equity interest, also adopted SFAS No. 142 in the first quarter of 2002. During the second quarter of fiscal 2002, Raceway Associates completed the valuation of its Route 66 Raceway reporting unit using discounted cash flows, which reflect changes in certain assumptions since the date of Raceway Associates' formation, that indicated impairment of the goodwill associated with Route 66 Raceway. The Company's proportionate share of Raceway Associates' cumulative effect of accounting change related to the write-off of goodwill totaled approximately $3.4 million after-tax. In accordance with SFAS No. 3"Reporting Accounting Changes in Interim Financial Statements"the Company recognized this impairment in the first quarter of 2002.

A reconciliation of net income (loss) and earnings (loss) per share, adjusted to exclude amortization expense, net of tax, for the period prior to adoption and the cumulative effect of accounting change recognized in the period of adoption, for the years ended November 30, is as follows (in thousands, except per share amounts):

	2001	2002	2003

Net income (loss)	$87,633	$(410,978)	$105,448
Amortization, net of tax	15,972	-	-
Cumulative effect of accounting change	-	517,249	-

Adjusted net income	103,605	106,271	105,448

Basic:
Earnings (loss) per share	$1.65	$(7.75)	$1.99
Amortization net of tax	0.30	-	-
Cumulative effect of accounting change	-	9.75	-

Adjusted earnings per share	$1.95	$2.00	$1.99

Diluted:
Earnings (loss) per share	$1.65	$(7.74)	$1.98
Amortization net of tax	0.30	-	-
Cumulative effect of accounting change	-	9.74	-

Adjusted earnings per share	$1.95	$2.00	$1.98

NOTE 3 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended November 30, (in thousands, except per share amounts):

	2001	2002	2003

Basic and diluted earnings (loss) per share numerator:
Income before cumulative effect of accounting change	$87,633	$106,271	$105,448
Cumulative effect of accounting change	-	(517,249)	-

Net income (loss)	$87,633	$(410,978)	$105,448

Basic earnings per share denominator:
Weighted average shares outstanding	52,996,660	53,036,552	53,057,077

	2001	2002	2003

Basic earnings per share:
Income before cumulative effect of accounting change	$1.65	$2.00	$1.99
Cumulative effect of accounting change	-	(9.75)	-

Net income (loss)	$1.65	$(7.75)	$1.99

Diluted earnings per share denominator:
Weighted average shares outstanding	52,996,660	53,036,552	53,057,077
Common stock options	116	1,763	1,650
Contingently issuable shares	80,052	63,220	74,555

Diluted weighted average shares outstanding	53,076,828	53,101,535	53,133,282

Diluted earnings per share:
Income before cumulative effect of accounting change	$1.65	$2.00	$1.98
Cumulative effect of accounting change	-	(9.74)	-

Net income (loss)	$1.65	$(7.74)	$1.98

During the years ended November 30, 2001, 2002 and 2003 there were approximately 18,160, 36,534 and 52,082 shares, respectively, that could potentially dilute future earnings per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of November 30 (in thousands):

	2002	2003

Land and leasehold improvements	$ 210,825	$ 230,773
Buildings, grandstands and tracks	731,415	766,353
Furniture and equipment	90,731	103,120
Construction in progress	18,558	20,049

	1,051,529	1,120,295
Less accumulated depreciation	192,433	235,672

	$ 859,096	$ 884,623

Depreciation expense was approximately $36.1 million, $41.1 million and $44.1 million for the years ended November 30, 2001, 2002 and 2003, respectively.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

The gross carrying value and accumulated amortization of the major classes of intangible assets relating to the Motorsports Events segment as of November 30 are as follows (in thousands):

2002
	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Food, beverage and merchandise contracts	$ 35	$ 8

Total amortized intangible assets	$ 35	$ 8

Non-amortized intangible assets:
Water rights	$ 535
Liquor licenses	153

Total non-amortized intangible assets	$ 688

2003
	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Food, beverage and merchandise contracts	$ 276	$ 44

Total amortized intangible assets	$ 276	$ 44

Non-amortized intangible assets:
Water rights	$ 535
Liquor licenses	266

Total non-amortized intangible assets	$ 801

The following table presents current and expected amortization expense of the existing intangible assets as of November 30, for each of the following periods (in thousands):

Aggregate amortization expense:
For the year ended November 30, 2003	$ 36
Estimated amortization expense for
the year ending November 30:
2004	45
2005	44
2006	38
2007	38
2008	38

There were no changes in the carrying amount of goodwill for the year ended November 30, 2003.

NOTE 6 - ACQUISITIONS

On October 1, 2001, the Company acquired the remaining 10% interest it did not already own in Homestead-Miami Speedway ("Miami") for $3.9 million. As predetermined in the July 1997 Purchase Agreement when the Company acquired its initial 40% interest in Miami, the purchase price was based on 10% of the negotiated facility valuation as of July 1997, plus interest. The acquisition was accounted for under the purchase method of accounting.

NOTE 7 - LONG-TERM DEBT

Long-term debt consists of the following as of November 30 (in thousands):

	2002	2003

Senior Notes, including premiums of $2,626 and $1,226,
respectively	$ 227,626	$ 226,226
Senior Notes, interest rate swap	-	(153)
TIF bond debt service funding commitment, net of discount
of $1,405 and $1,327, respectively	68,755	68,558
Term Loan	19,000	13,500

	315,381	308,131
Less: current portion	5,775	232,963

	$ 309,606	$ 75,168

Schedule of Payments
For the year ending November 30:
2004	$ 231,890
2005	7,505
2006	635
2007	770
2008	915
Thereafter	66,670

308,385
Net discount	(101)
Senior Notes, interest rate swap	(153)

Total	$ 308,131

The Company's $225 million principal amount of unsecured senior notes ("Senior Notes") bear interest at 7.875% and rank equally with all of the Company' s other senior unsecured and unsubordinated indebtedness. The Senior Notes require semi-annual interest payments through maturity on October 15, 2004. The Senior Notes may be redeemed in whole or in part, at the option of the Company, at any time or from time to time at a redemption price as defined in the indenture. The Company' s subsidiaries are guarantors of the Senior Notes. The Senior Notes also contain various restrictive covenants. In November 2003, the Company entered into an interest rate swap agreement to manage interest rate risk exposure on $150 million of the $225 million principal amount of Senior Notes. Under this agreement, the Company received fixed rate amounts in exchange for floating rate interest payments without an exchange of the underlying principal amount. The interest rate swap effectively modified the Company's exposure to interest risk by converting $150 million of the 7.875% fixed-rate Senior Notes to a floating rate based on six-month LIBOR in arrears plus a spread. In January 2004, the Company terminated the Senior Notes interest rate swap agreement and received approximately $544,000, which will be amortized over the remaining life of the Senior Notes.

In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas ("Unified Government"), issued approximately $71.3 million in taxable special obligation revenue ("TIF") bonds in connection with the financing of the construction of the Kansas Speedway. At November 30, 2003, outstanding principal on the TIF bonds are comprised of a $20.2 million, 6.15% term bond due December 1, 2017 and a $49.7 million, 6.75% term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government, with payments made in lieu of property taxes ("Funding Commitment") by KSC. Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation. The bond financing documents contain various restrictive covenants. The Company has agreed to guarantee KSC's Funding Commitment until certain financial conditions have been met.

On September 12, 2003 the Company entered into a $300 million revolving credit facility ("2003 Credit Facility"). Upon execution of the 2003 Credit Facility, the Company terminated its then existing $250 million credit facility. The 2003 Credit Facility is scheduled to mature in September 2008, and accrues interest at LIBOR plus 62.5-150 basis points, based on the Company's highest debt rating as determined by specified rating agencies. At November 30, 2003, the Company did not have any borrowings outstanding under the 2003 Credit Facility. The 2003 Credit Facility contains various restrictive covenants.

The Company's Miami subsidiary has a $15 million credit facility ("Miami Credit Facility") and a $13.5 million term loan ("Term Loan"). The Miami Credit Facility and Term Loan are guaranteed by the Company and have the same interest terms and restrictive covenants as the Company's 2003 Credit Facility. In October 2003, the Company permanently reduced the full amount of the borrowings available under the Miami Credit Facility, which matures on December 31, 2004. The Term Loan is payable in annual installments of $6.5 million at December 31, 2003 and $7.0 million at December 31, 2004. The Company's Miami subsidiary has an interest rate swap agreement that effectively fixes the floating rate on the outstanding balance under the Term Loan at 5.6% plus 50-100 basis points, based on certain consolidated financial criteria of the Company, for the remainder of the loan period.

Total interest incurred by the Company was approximately $26.5 million, $24.3 million and $23.2 million for the years ended November 30, 2001, 2002 and 2003, respectively. Total interest capitalized for the years ended November 30, 2001, 2002 and 2003 was approximately $6.9 million, $415,000 and $794,000, respectively.

Financing costs of approximately $7.6 million and $6.8 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2002 and 2003, respectively. These costs are being amortized on an effective yield method over the life of the related financing.

NOTE 8 - FEDERAL AND STATE INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the provision for income taxes for the years ended November 30, are as follows (in thousands):

	2001	2002	2003

Current tax expense:
Federal	$ 31,560	$ 29,441	$ 24,480
State	3,944	7,902	4,466
Deferred tax expense (benefit):
Federal	23,986	29,526	36,329
State	3,190	(66)	2,142

Provision for income taxes	$ 62,680	$ 66,803	$ 67,417

The reconciliation of income tax computed at the federal statutory tax rates to income tax expense for the years ended November 30, are as follows (percent of pre-tax income):

	2001	2002	2003

Income tax computed at federal statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.1	3.6	3.1
Nondeductible goodwill	2.8	-	-
Other, net	0.8	-	0.9

	41.7%	38.6%	39.0%

The components of the net deferred tax assets (liabilities) at November 30 are as follows (in thousands):

	2002	2003

Amortization and depreciation	$ 48,138	$ 38,527
Deferred revenues	4,412	4,315
Loss carryforwards	2,672	2,840
Deferred expenses	2,645	2,454
Accruals	987	2,062
Compensation related	1,373	1,505
Other	275	199

Deferred tax assets	60,502	51,902

Amortization and depreciation	(130,916)	(157,664)
Equity investment	(4,210)	(7,322)
Other	(319)	(330)

Deferred tax liabilities	(135,445)	(165,316)

Net deferred tax liabilities	$ (74,943)	$ (113,414)

The Company has recorded deferred tax assets related to various state net operating loss carryforwards totaling approximately $69.3 million, that expire in varying amounts beginning in fiscal 2020.

NOTE 9 - CAPITAL STOCK

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

International Speedway Corporation has a salary incentive plan (the"ISC Plan") designed to qualify under Section 401(k) of the Internal Revenue Code. Employees of International Speedway Corporation and certain participating subsidiaries who have completed one month of continuous service are eligible to participate in the ISC Plan. After twelve months of continuous service, matching contributions are made to a savings trust (subject to certain limits) concurrent with employees' contributions. The level of the matching contribution depends upon the amount of the employee contribution. Employees become 100% vested upon entrance to the ISC Plan.

The contribution expense for the ISC Plan was approximately $1.2 million for each of the years ended November 30, 2001, 2002, and 2003, respectively.

The estimated cost to complete approved projects and current construction in progress at November 30, 2003 at the Company's existing facilities is approximately $68.6 million.

In October 2002, the Unified Government issued additional subordinate sales tax special obligation revenue bonds ("2002 STAR Bonds") totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds will be retired with state and local taxes generated within the speedway's boundaries and are not the Company's obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At November 30, 2003, the Unified Government had $6.3 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC's guarantee of the 2002 STAR Bonds.

The Company is a member of Motorsports Alliance (owned 50% by the Company and 50% by Indianapolis Motor Speedway Corp.), which owns 75% of Raceway Associates. Raceway Associates owns and operates Chicagoland and Route 66 Raceway. Raceway Associates has a term loan arrangement, which requires quarterly principal and interest payments and matures November 15, 2012, and a $15 million secured revolving credit facility, which matures September 15, 2005. At November 30, 2003, Raceway Associates had approximately $42.8 million outstanding under its term loan and approximately $1.0 million outstanding under its credit facility. Under a keepwell agreement, the members of Motorsports Alliance have agreed to provide financial assistance to Raceway Associates, if necessary, on a pro rata basis to support performance under its term loan and credit facility.

The Company operates Miami under an operating agreement which expires December 31, 2032 and provides for subsequent renewal terms through December 31, 2075. The Company also has various operating leases for office space and equipment. The future minimum payments under the operating agreement and leases utilized by the Company having initial or remaining noncancellable terms in excess of one year at November 30, 2003, are as follows (in thousands):

	Track
	Operating	Operating
For the year ending November 30:	Agreement	Leases

2004	$ 2,220	$ 2,611
2005	2,220	2,029
2006	2,220	1,039
2007	2,220	633
2008	2,220	547
Thereafter	33,660	3,474

Total	$ 44,760	$ 10,333

Total expenses incurred under the track operating agreement, these operating leases and all other rentals during the years ended November 30, 2001, 2002 and 2003 were $11.4 million, $11.8 million and $12.4 million, respectively.

The Internal Revenue Service (the"Service") is currently performing a periodic examination of the Company's federal income tax returns for the years ended November 30, 1999, 2000 and 2001 and is examining the tax depreciation treatment for a significant portion of its motorsports entertainment facility assets. In accordance with SFAS No. 109"Accounting for Income Taxes"the Company has accrued a deferred tax liability based on the difference between its financial reporting and tax bases of such assets (See Note 8). The Company believes that its application of the federal income tax regulations in question, which have been applied consistently since being adopted in 1986 and have been subjected to previous Service audits, is appropriate, and intends to vigorously defend the merits of its position if necessary. While an adverse resolution of these matters could result in a material negative impact on cash flow, the Company believes that it has provided adequate reserves in its consolidated financial statements as of November 30, 2003 and, as a result does not expect that such an outcome would have a material adverse impact on results of operations. The Company believes that its cash flows from operations, along with existing cash and available borrowings under its existing credit facilities, are sufficient to fund its: (i) operations and approved capital projects at existing facilities for the foreseeable future; (ii) payments required in connection with the funding of the Unified Government's debt service requirements related to the TIF bonds; (iii) payments related to its existing debt service commitments; (iv) any potential payments associated with its debt guarantees and keepwell agreements; (v) any adjustment that may ultimately occur as a result of the examination by the Service; and (vi) the fees and expenses incurred in connection with the current legal proceeding discussed in this Note.

The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation willhave a material adverse effect on the Company's financial condition or results of operations.

In addition to such routine litigation incident to its business, the Company is a party to other legal proceedings described below.

Current Litigation

In February 2002 the Company received service in a proceeding filed in the United States District Court for the Eastern District of Texas. The complaint in the case has been amended twice and is presently styled Francis Ferko, and Russell Vaughn as Shareholders of Speedway Motorsports, Inc. vs. National Association of [sic] Stock Car Auto Racing, Inc., International Speedway Corporation, and Speedway Motorsports, Inc. The overall gist of the suit is that Texas Motor Speedway should have a second NASCAR Winston Cup Series date annually and that NASCAR should be required by the court to grant Texas Motor Speedway a second NASCAR Winston Cup Series date annually. The portion of this suit that is brought against the Company alleges that it conspired with NASCAR to"refuse to offer a new Winston Cup race date to any non-ISC owned track whenever ISC has desired to host an additional Winston Cup race."The complaint seeks unspecified monetary damages from ISC that are claimed to have resulted to Speedway Motorsports from the alleged conspiracy as well as treble damages under the anti-trust laws. Fact discovery is now complete pursuant to the current pretrial scheduling order and expert discovery is expected to be completed shortly. Based upon the totality of the evidence adduced in support of the position of the plaintiffs during the discovery process when considered in light of the various rulings by the court on various pre-trial, discovery and procedural matters the Company believes that the ultimate likelihood of a material adverse result for ISC is remote. The Company intends to continue to vigorously pursue its defense of the matter. The fees and expenses associated with the defense of this suit are not covered by insurance and could adversely impact the Company's financial condition or results of operations and cash flows, even if the Company ultimately prevails. Further, the time devoted to this matter by management and the possible impact of litigation uncertainty on business negotiations occurring prior to resolution of this matter could also adversely impact the Company's financial condition or results of operations and cash flows. Finally, even if the direct effect of the resolution of this case does not result in a material adverse impact on the Company, it is possible that the resolution of this case could result in industry-wide changes in the way race schedules are determined by sanctioning bodies, which could indirectly have a material adverse impact on the Company.

NOTE 11 - RELATED PARTY DISCLOSURES AND TRANSACTIONS

All of the racing events that take place during the Company's fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association ("AHRMA"), the American Motorcyclist Association ("AMA"), the Automobile Racing Club of America ("ARCA"), the Championship Cup Series ("CCS"), the Federation Internationale de l'Automobile ("FIA"), the Federation Internationale Motocycliste ("FIM"), Grand American, Historic Sportscar Racing ("HSR"), the International Race of Champions ("IROC"), IRL, NASCAR, the Sports Car Club of America ("SCCA"), the Sportscar Vintage Racing Association ("SVRA"), the United States Auto Club ("USAC") and the World Karting Association ("WKA"). NASCAR, which sanctions some of the Company's principal racing events, is a member of the France Family Group which controls in excess of 60% of the combined voting power of the outstanding stock of the Company and some members of which serve as directors and officers. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors totaled approximately $75.6 million, $83.3 million and $92.2 million for the years ended November 30, 2001, 2002 and 2003, respectively.

Since 2001, NASCAR has contracted directly with certain network providers for television rights to the entire NASCAR Winston Cup and NASCAR Busch series schedules. NASCAR Winston Cup and NASCAR Busch series event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR Winston Cup and NASCAR Busch series event. Under the terms of this arrangement, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR Winston Cup or NASCAR Busch series event as a component of its sanction fees and remits the remaining 90% to the event promoter. The event promoter pays 25% of the gross broadcast rights fees allocated to the event as part of the previously discussed prize money paid to NASCAR for disbursement to competitors. The Company's television broadcast and ancillary rights fees received from NASCAR for the NASCAR Winston Cup and NASCAR Busch series events conducted at its majority-owned facilities were $116.0 million, $133.8 million and $156.4 million in fiscal years 2001, 2002 and 2003, respectively.

In addition, NASCAR and the Company share a variety of expenses in the ordinary course of business. NASCAR pays rent, as well as a related maintenance fee (allocated based on square footage), to the Company for office space in the Company's corporate office complex in Daytona Beach, Florida. The Company paid rent to NASCAR for office space in Charlotte, North Carolina and New York, New York through mid-fiscal 2002. These rents are based upon estimated fair market lease rates for comparable facilities. NASCAR pays the Company for various tickets and credentials, catering services, suites, participation in a NASCAR racing event banquet, exhibit and display space, track and other equipment rentals based on similar prices paid by unrelated, third party purchasers of similar items. The Company pays NASCAR for certain advertising, participation in NASCAR racing series banquets and the use of NASCAR trademarks based on similar prices paid by unrelated, third party purchasers of similar items. NASCAR also reimburses the Company for 50% of the compensation paid to certain personnel working in the Company's legal, risk management and transportation departments, as well as 50% of the compensation expense associated with receptionists. The Company reimburses NASCAR for 50% of the compensation paid to one of the personnel working in NASCAR's legal department. The Company's payments to NASCAR for MRN Radio's broadcast rights to NASCAR Craftsman Truck races represents an agreed-upon percentage of the Company's advertising revenues attributable to such race broadcasts. NASCAR's reimbursement for use of the Company's telephone system, mailroom, janitorial services, catering, graphic arts, photo and publishing services, and the Company's reimbursement of NASCAR for use of corporate aircraft, is based on actual usage or an allocation of total actual usage. The aggregate amount received from NASCAR by the Company for shared expenses, net of amounts paid by the Company for shared expenses, totaled approximately $1.5 million, $1.8 million and $2.4 million during fiscal 2001, 2002 and 2003, respectively.

Grand American sanctions various events at certain of the Company's facilities. While certain officers and directors of the Company are equity investors in Grand American, no officer or director has more than a 10% equity interest. In addition, certain officers and directors of the Company, representing a non-controlling interest, serve on Grand American's Board of Managers. Standard Grand American sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by Grand American to participants in the events. Sanction fees paid by the Company to Grand American totaled approximately $1.2 million, $1.3 million and $1.3 million for the years ended November 30, 2001, 2002 and 2003, respectively.

In addition, Grand American and the Company share a variety of expenses in the ordinary course of business. Grand American pays rent to the Company for office space in the Company's corporate office complex in Daytona Beach, Florida. These rents are based upon estimated fair market lease rates for comparable facilities. Grand American purchases various sponsorship, catering services, hospitality and equipment rentals from the Company based on similar prices paid by unrelated, third party purchasers of similar items. The Company pays Grand American for the use of Grand American's trademarks based on similar prices paid by unrelated, third party purchasers of similar items. Grand American's reimbursement for use of the Company's telephone system, mailroom and janitorial, graphic arts, photo and publishing services is based on actual usage or an allocation of total actual usage. The aggregate amount received from Grand American by the Company for shared expenses, net of amounts paid by the Company for shared expenses, totaled approximately $168,000, $237,000 and $205,000 during fiscal 2001, 2002 and 2003, respectively.

The Company strives to ensure, and management believes that, the terms of the Company's transactions with NASCAR and Grand American are no less favorable to the Company than could be obtained in arms-length negotiations.White River Investment Limited Partnership and Western Opportunity Limited Partnership, both members of the France Family Group, were among the selling shareholders in the Company's secondary offering of Class A Common Stock, which closed in May 2003. In connection with that secondary offering all of the selling shareholders had agreed to fully reimburse the Company for all expenses in excess of approximately $75,000, which were associated with the offering. Following the closing of that secondary offering, in accordance with an allocation agreed among all the selling shareholders, and as a result of the reimbursement arrangement, the Company invoiced and White River Investment Limited Partnership and Western Opportunity Limited Partnership reimbursed the Company approximately $295,000 and $85,000, respectively, for expenses incurred by the Company as a result of that secondary offering. In addition, during fiscal 2003, certain members of the France Family Group paid the Company for the utilization of security services, purchase of catering services, event tickets and certain equipment and the Company purchased a vehicle from a France Family Group member. The amounts paid for these items were based on actual costs incurred, similar prices paid by unrelated third party purchasers of similar items or estimated fair market values. The aggregate amount received by the Company for these items, net of amounts paid by the Company for the vehicle, totaled approximately $77,000.

The Company has collateral assignment split-dollar insurance agreements covering the lives of William C. France and James C. France and their respective spouses. Pursuant to the agreements, the Company advanced the annual premiums of approximately $1.2 million each year for a period of eight years which ended in fiscal 2002. Upon surrender of the policies or payment of the death benefits thereunder, the Company is entitled to repayment of an amount equal to the cumulative premiums previously paid by the Company. The Company may cause the agreements to be terminated and the policies surrendered at any time after the cash surrender value of the policies equals the cumulative premiums advanced under the agreements. The Company recorded the insurance expense net of the increase in cash surrender value of the policies associated with these agreements.

Crotty & Bartlett, P.A., a law firm controlled by siblings of W. Garrett Crotty, one of the Company's executive officers, leases office space located in the Company's corporate office complex in Daytona Beach, Florida. The Company engages Crotty & Bartlett for certain legal and consulting services. The aggregate amount paid to Crotty & Bartlett by the Company for legal and consulting services, net of amounts received by the Company for leased office space, totaled approximately $134,000, $73,000 and $96,000 during fiscal 2001, 2002 and 2003, respectively.

J. Hyatt Brown, one of the Company's directors, serves as President and Chief Executive Officer of Brown & Brown, Inc. ("Brown"). Brown has received commissions for serving as the Company's insurance broker for several of the Company's insurance policies, including the Company's property and casualty policy, certain employee benefit programs and the split-dollar arrangements established for the benefit of William C. France, James C. France and their respective spouses. The aggregate commissions received by Brown in connection with the Company's policies were approximately $549,000, $475,000 and $443,000, during fiscal 2001, 2002 and 2003, respectively.

Chapman J. Root, II, one of the Company's directors until June 15, 2003, is a control person and affiliate of the Root Company, Inc., Root Communications Group and various other entities, including the operations of various radio stations which purchase broadcasting rights to certain programs and live events produced by MRN Radio. The price paid by these radio stations for the broadcast rights are established on the same basis as the price paid by other radio stations for similar broadcasts and in similar markets. The amounts paid by these entities to MRN Radio for the broadcast rights were approximately $10,000 and $8,000, during fiscal 2001 and 2002. There were no amounts paid by these entities to MRN Radio for the broadcast rights during fiscal 2003 prior to the end of Mr. Root's directorship. In addition, in fiscal 2001, the Company purchased certain real properties from entities affiliated with Mr. Root for a total of $2.7 million paid in cash and exchange of other certain real property owned by the Company.

Walter P. Czarnecki, one of the Company's directors until April 9, 2003, owns Raceway Services, which purchases tickets and hospitality suite occupancy to events at many of the Company's facilities. The price paid by Raceway Services for these items is established on the same basis as the price paid by other purchasers to the same events without regard to Mr. Czarnecki's status as a director. The amounts paid by Raceway Services to the Company totaled approximately $95,000, $376,000 and $120,000, during fiscal 2001, 2002 and 2003 (prior to the end of Mr. Czarnecki's directorship), respectively.

Raceway Associates is owned 75% by Motorsports Alliance and 25% by the former owners of the Route 66 Raceway, LLC. Edward H. Rensi, a director of the Company, owns approximately 1.28% of Raceway Associates.

Pursuant to the merger agreement for the PMI acquisition, the Company originally was obligated to place up to three individuals designated by Penske Performance, Inc., on its board of directors and to include such designees as nominees recommended by the Company's Board of Directors at future elections of directors by shareholders, based upon the amount of Company stock held by Penske Performance, Inc. As the holdings of Penske Performance, Inc. have fallen to less than 2% percent of the aggregate shares of the Company's outstanding Class A and Class B Common Stock, the Company is no longer obligated to include any individuals designated by Penske Performance, Inc. as nominees for the Company's board of directors. Until April 2003 Messrs. Roger S. Penske, Gregory W. Penske and Walter P. Czarnecki were the designees of Penske Performance, Inc. serving on the Company's Board of Directors. Mr. Gregory W. Penske remains on the Company's Board of Directors. Penske Performance, Inc. is a wholly-owned by Penske Corporation. Messrs. Roger S. Penske and Czarnecki were also officers and directors of Penske Performance, Inc. and other Penske Corporation affiliates. Mr. Gregory W. Penske is also an officer and director of Penske Performance, Inc. and other Penske Corporation affiliates, as well as the son of Roger S. Penske. Roger S. Penske beneficially owns a majority of the voting stock of and controls Penske Corporation and its affiliates. During fiscal 2001, Penske Corporation provided the Company with certain executive and legal services at a cost of approximately $496,000, paid in both cash and stock. The Company rented Penske Corporation and its affiliates certain facilities for a driving school and sold admissions to the Company's events, hospitality suite occupancy and related services, merchandise and accessories to Penske Corporation, its affiliates and other related companies. Also, Penske Truck Leasing rented certain vehicles and sold related supplies and services to the Company. In fiscal 2001, 2002 and 2003, the aggregate amount received from Penske Corporation, its affiliates and other related companies, net of amounts paid by the Company, totaled approximately $2.6 million, $1.2 million and $887,000, respectively, for the aforementioned goods and services.

NOTE 12 - HOMESTEAD-MIAMI SPEEDWAY TRACK RECONFIGURATION

During the second quarter of fiscal 2003 the Company recorded a non-cash before-tax charge of approximately $2.8 million for the net book value of certain undepreciated assets removed in connection with a major track reconfiguration project at Miami. The project increased the track banking to a maximum of 20 degrees in the turns through an innovative variable-degree banking system, which enhanced the quality of the racing entertainment at this facility. The reconfiguration was completed prior to Miami's fourth quarter NASCAR Winston Cup, NASCAR Busch and NASCAR Craftsman Truck series events.

NOTE 13 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for income taxes and interest for the years ended November 30, is summarized as follows (in thousands):

	2001	2002	2003

Income taxes paid	$ 31,942	$ 32,290	$ 26,070

Interest paid	$ 32,032	$ 25,146	$ 23,796

NOTE 14 - LONG-TERM STOCK INCENTIVE PLAN

The Company's 1996 Long-Term Stock Incentive Plan (the"1996 Plan") authorizes the grant of stock options (incentive and nonstatutory), stock appreciation rights and restricted stock. The Company has reserved an aggregate of 1,000,000 shares (subject to adjustment for stock splits and similar capital changes) of the Company's Class A Common Stock for grants under the 1996 Plan.

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

The Company awarded and issued 40,592, 43,400 and 37,726 restricted shares of the Company's Class A Common Stock during the years ended November 30, 2001, 2002 and 2003, respectively, to certain officers and managers under the 1996 Plan. These shares of restricted stock vest at the rate of 50% of each award on the third anniversary of the award date and the remaining 50% on the fifth anniversary of the award date.

Also, in April 2001 the Company awarded and issued 6,506 restricted shares of the Company's Class A Common Stock to certain managers and officers under the 1996 Plan. These shares of restricted stock vested on October 16, 2001. In January and April of 2003, the Company awarded and issued 683 and 1,468, respectively, restricted shares of the Company's Class A Common Stock to certain managers and officers under the 1996 Plan. These shares of restricted shock vested on July 3, 2003, and October 1, 2003, respectively.

The weighted average grant date fair value of restricted shares granted during the years ended November 30, 2001, 2002 and 2003 was $38.00, $45.55 and $40.03, respectively.

The market value of the shares at the date of award has been recorded as"Unearned compensation - restricted stock", which is shown as a separate component of shareholders' equity in the accompanying consolidated balance sheets. The unearned compensation is being amortized over the vesting periods of the shares. In accordance with APB Opinion 25, the Company will recognize a compensation charge over the vesting periods equal to the fair market value of these shares on the date of the award. The total compensation charge recognized as expense during the years ended November 30, 2001, 2002 and 2003, totaled $1.6 million, $1.5 million and $1.7 million, respectively.

Nonqualified and Incentive Stock Options

The Company applies the measurement provisions of APB Opinion 25 and related interpretations in accounting for its stock option plans. A portion of each non-employee director's compensation for their service as a director is through awards of options to acquire shares of the Company's Class A Common Stock under the 1996 Plan. These options become exercisable one year after the date of grant and expire on the tenth anniversary of the date of grant. The Company also grants options to certain non-officer managers to purchase the Company's Class A Common Stock under the 1996 Plan. These options vest over a two and one-half year period and expire on the tenth anniversary of the date of grant.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2001	2002	2003

Expected life (years)	5	5	5
Dividend yield	0.15%	0.14%	0.15%
Expected volatility	35.9%	34.4%	31.9%
Risk-free interest rate	4.7%	4.6%	2.9%
Weighted average fair value of options
Granted	$ 15.21	$ 16.51	$ 13.02

The following table summarizes the activity for options to purchase shares of Class A Common Stock issued and outstanding:

	Weighted Average Exercise Price	Number of Shares

Outstanding at November 30, 2000	$ 44.50	11,030
Granted	39.34	35,165

Outstanding at November 30, 2001	40.58	46,195
Granted	43.94	25,224
Forfeited	37.06	(2,000)

Outstanding at November 30, 2002	41.90	69,419
Granted	39.89	12,929

Outstanding at November 30, 2003	41.58	82,348

Exercisable at:
November 30, 2001	$ 41.38	19,022
November 30, 2002	41.65	41,176
November 30, 2003	41.81	65,077

The following table summarizes information about stock options outstanding and exercisable at November 30, 2003 :

	Outstanding			Exercisable

Exercise Price Range	Options	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

$37.06-$44.73	82,348	7.9	$41.58	65,077	$41.81

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

Fair values of long-term debt and interest rate swaps are based on quoted market prices at the date of measurement. The Company's credit facilities approximate fair value as they bear interest rates that approximate market. At November 30, 2003, the fair value of the remaining long-term debt, which includes the Senior Notes, TIF bond Funding Commitment and Term Loan, as determined by quotes from financial institutions, was $323.6 million compared to the carrying amount of $308.1 million.

From time to time the Company utilizes interest rate swap agreements to manage the fixed and floating interest rate mix of its total debt portfolio and related overall costs of borrowing. The differential between fixed and variable rates to be paid or received on swaps is accrued as interest rates change in accordance with the agreements and is included in current interest expense. Credit risk arises from the possible inability of counterparties to meet the terms of their contracts on a net basis. At November 30, 2003 the Company had interest swap agreements related to a portion of its Senior Notes and its Term Loan. These agreements, with principal notional amounts of approximately $150 million and $13.5 million, respectively, have an estimated fair value of a liability totaling approximately $486,000 at November 30, 2003. In January 2004, the Company terminated the Senior Notes interest rate swap agreement. The Term Loan interest rate swap agreement expires December 31, 2004.

The Company's interest rate swap agreements were entered into with major financial institutions which are expected to fully perform under the terms of the agreements.

NOTE 16 - QUARTERLY DATA (UNAUDITED)

The Company derives most of its income from a limited number of NASCAR-sanctioned races. As a result, the Company's business has been, and is expected to remain, highly seasonal based on the timing of major events. For example, one of the Company's NASCAR Winston Cup Series events is traditionally held on the Sunday preceding Labor Day. Accordingly, the revenue and expenses for that race and/or the related supporting events may be recognized in either the fiscal quarter ending August 31 or the fiscal quarter ending November 30.

The following table presents certain unaudited financial data for each quarter of fiscal 2002 and 2003 (in thousands, except per share amounts):

	Fiscal Quarter Ended
	February 28,	May 31,	August 31,	November 30,
	2002 (1)	2002	2002	2002

Total revenue	$ 125,759	$ 116,747	$ 136,396	$ 171,650
Operating income	49,182	30,680	49,085	65,287
Income before cumulative effect
of accounting change	25,363	14,370	29,555	36,983
Net (loss) income	(491,886)	14,370	29,555	36,983
Basic (loss) earnings per share	(9.27)	0.27	0.56	0.70
Diluted (loss) earnings per share	(9.26)	0.27	0.56	0.70

	Fiscal Quarter Ended
	February 28,	May 31,	August 31,	November 30,
	2003	2003	2003	2003

Total revenue	$ 130,882	$ 119,567	$ 160,628	$ 164,668
Operating income	48,841	27,315	59,043	56,471
Net income	25,364	12,492	35,953	31,639
Basic earnings per share	0.48	0.24	0.68	0.60
Diluted earnings per share	0.48	0.24	0.68	0.60

(1) Reflects the adoption of SFAS No. 142, which resulted in a non-cash after-tax charge of approximately $517.2 million in the first quarter of fiscal 2002. Included in this charge is approximately $3.4 million associated with the Company's equity investment in Raceway Associates.

NOTE 17 - SEGMENT REPORTING

The Company's primary business is the promotion of motorsports events at its race facilities. The Company' s remaining business units, which are comprised of the radio network production and syndication of numerous racing events and programs, the operation of a motorsports-themed entertainment complex, certain souvenir merchandising operations not associated with the promotion of motorsports events at the Company's facilities, construction management services, leasing operations, financing and licensing operations are included in the"All Other"segment. The Company evaluates financial performance of the business units on operating profit after allocation of corporate general and administrative ("G&A") expenses. Corporate G&A expenses are allocated to business units based on each business unit's net revenues to total net revenues.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at prices comparable to unaffiliated customers. Intersegment revenues were approximately $10.1 million, $9.2 million and $10.4 million for the years ended November 30, 2001, 2002, and 2003, respectively (in thousands).

	For The Year Ended November 30, 2001
	Motorsports Events	All Other	Total

Revenues	$ 500,302	$ 38,353	$ 538,655
Depreciation and amortization	49,570	4,974	54,544
Operating income	160,279	9,166	169,445
Capital expenditures	87,729	10,650	98,379
Total assets	1,593,074	109,072	1,702,146
Equity investments	32,667	-	32,667

	For The Year Ended November 30, 2002
	Motorsports Events	All Other	Total

Revenues	$ 521,181	$ 38,538	$ 559,719
Depreciation and amortization	36,021	5,133	41,154
Operating income	184,163	10,070	194,233
Capital expenditures	45,752	7,769	53,521
Total assets	1,036,611	119,360	1,155,971
Equity investments	31,152	-	31,152

	For The Year Ended November 30, 2003
	Motorsports Events	All Other	Total

Revenues	$ 547,358	$ 38,831	$ 586,189
Depreciation and amortization	38,581	5,590	44,171
Operating income	181,857	9,813	191,670
Capital expenditures	67,957	4,630	72,587
Total assets	1,106,644	197,148	1,303,792
Equity investments	33,706	-	33,706

As a result of the adoption of SFAS No. 142, the Motorsports Events segment recorded a non-cash after-tax charge of $517.2 million as a cumulative effect of accounting change for the write-off of goodwill in the first quarter of fiscal 2002.

NOTE 18 - CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

In connection with the Senior Notes, the Company is required to provide condensed consolidating financial information for its subsidiary guarantors. All of the Company's subsidiaries have, jointly and severally, fully and unconditionally guaranteed, to each holder of Senior Notes and the trustee under the Indenture for the Senior Notes, the full and prompt performance of the Company's obligations under the indenture and the Senior Notes, including the payment of principal of (or premium, if any, on) and interest on the Senior Notes, on a equal and ratable basis.

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

In the absence of both default and notice, there are no restrictions imposed by the Company's 2003 Credit Facility, Senior Notes, or the guarantees on the Company's ability to obtain funds from its subsidiaries by dividend or loan. The Company has not presented separate financial statements for each of the guarantors, because it has deemed that such financial statements would not provide the investors with any material additional information.

Included are condensed consolidating balance sheets as of November 30, 2002 and 2003, and the condensed consolidating statements of income and cash flows for the years ending November 30, 2001, 2002 and 2003, of: (a) the Parent; (b) the guarantor subsidiaries; (c) elimination entries necessary to consolidate Parent with guarantor subsidiaries; and (d) the Company on a consolidated basis (in thousands).

	Condensed Consolidating Balance Sheet As Of November 30, 2002

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Current assets	$ 13,226	$ 144,981	$ (9,604)	$ 148,603
Property and equipment, net	130,857	728,239	-	859,096
Advances to and investments in subsidiaries	1,460,352	423,909	(1,884,261)	-
Equity investments	-	31,152	-	31,152
Goodwill, net	-	92,542	-	92,542
Other assets	13,723	10,855	-	24,578

Total Assets	$ 1,618,158	$ 1,431,678	$ (1,893,865)	$ 1,155,971

Current liabilities	$ (3,455)	$ 147,285	$ (7,327)	$ 136,503
Long-term debt	653,687	13,085	(357,166)	309,606
Deferred income taxes	34,423	40,520	-	74,943
Other liabilities	11	12,583	-	12,594
Total shareholders' equity	933,492	1,218,205	(1,529,372)	622,325

Total Liabilities and Shareholders' Equity	$ 1,618,158	$ 1,431,678	$ (1,893,865)	$ 1,155,971

	Condensed Consolidating Balance Sheet As Of November 30, 2003

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Current assets	$ 16,105	$ 264,396	$ (8,757)	$ 271,744
Property and equipment, net	126,965	757,658	-	884,623
Advances to and investments in subsidiaries	1,450,303	425,580	(1,875,883)	-
Equity investments	-	33,706	-	33,706
Goodwill, net	-	92,542	-	92,542
Other assets	14,388	6,789	-	21,177

Total Assets	$ 1,607,761	$ 1,580,671	$ (1,884,640)	$ 1,303,792

Current liabilities	$ 235,547	$ 149,373	$ (8,415)	$ 376,505
Long-term debt	425,573	(3,757)	(346,648)	75,168
Deferred income taxes	45,479	67,935	-	113,414
Other liabilities	13	12,227	-	12,240
Total shareholders' equity	901,149	1,354,893	(1,529,577)	726,465

Total Liabilities and Shareholders' Equity	$ 1,607,761	$ 1,580,671	$ (1,884,640)	$ 1,303,792

	Condensed Consolidating Statement Of Income For The Year Ended November 30, 2001

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 1,968	$ 600,733	$ (74,191)	$ 528,510
Total expenses	21,085	412,171	(74,191)	359,065
Operating (loss) income	(19,117)	188,562	-	169,445
Interest and other income (expense), net	1,009	22,055	(42,196)	(19,132)
Net (loss) income	(5,314)	135,143	(42,196)	87,633

	Condensed Consolidating Statement Of Income For The Year Ended November 30, 2002

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 1,981	$ 637,639	$ (89,068)	$ 550,552
Total expenses	24,228	421,159	(89,068)	356,319
Operating (loss) income	(22,247)	216,480	-	194,233
Interest and other income (expense), net	21,862	10,743	(53,764)	(21,159)
Income before cumulative effect of accounting change	11,665	148,370	(53,764)	106,271
Net income (loss)	11,665	(368,879)	(53,764)	(410,978)

	Condensed Consolidating Statement Of Income For The Year Ended November 30, 2003

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 2,057	$ 687,539	$ (113,851)	$ 575,745
Total expenses	29,128	468,798	(113,851)	384,075
Operating (loss) income	(27,071)	218,741	-	191,670
Interest and other (expense) income, net	(14,195)	11,240	(15,850)	(18,805)
Net (loss) income	(30,495)	151,793	(15,850)	105,448
	Condensed Consolidating Statement Of Cash Flows For The Year Ended November 30, 2001

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$ 33,545	$ 185,443	$ (58,302)	$ 160,686
Net cash provided by (used in) investing activities	40,579	(170,835)	58,302	(71,954)
Net cash provided by (used in) financing activities	(69,155)	835	-	(68,320)

	Condensed Consolidating Statement Of Cash Flows For The Year Ended November 30, 2002

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$ 9,909	$ 229,967	$ (61,262)	$ 178,614
Net cash provided by (used in) investing activities	56,308	(157,891)	61,262	(40,321)
Net cash used in financing activities	(70,809)	(29,225)	-	(100,034)

	Condensed Consolidating Statement Of Cash Flows For The Year Ended November 30, 2003

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$ (4,716)	$ 217,237	$ (17,785)	$ 194,736
Net cash provided by (used in) investing activities	9,985	(97,656)	17,785	(69,886)
Net cash provided by (used in) financing activities	(4,365)	(5,775)	-	(10,140)

Schedule II - Valuation and Qualifying Accounts (In Thousands)

Description	Balance beginning of period	Additions charged to costs and expenses	Deductions (A)	Balance at end of period

For the year ended November 30, 2003

Allowance for doubtful accounts	$ 1,500	$ 2,609	$ 2,609	$ 1,500

For the year ended November 30, 2002

Allowance for doubtful accounts	1,500	248	248	1,500

For the year ended November 30, 2001

Allowance for doubtful accounts	1,200	3,500	3,200	1,500

(A) Uncollectible accounts written off, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Subsequent to November 30, 2003 and prior to the filing of this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at November 30, 2003, and during the period prior to the filing of this report. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to November 30, 2003.

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

PART III

Pursuant to General Instruction G. (3) the information required by Part III (Items 10, 11, 12, 13, and 14) is to be incorporated by reference from our definitive information statement (filed pursuant to Regulation 14C) which involves the election of directors and which is to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES,

AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this report

1. Consolidated Financial Statements listed below:

Consolidated Balance Sheets

- November 30, 2002 and 2003

Consolidated Statements of Income

- Years ended November 30, 2001, 2002, and 2003

Consolidated Statements of Shareholders' Equity

- Years ended November 30, 2001, 2002, and 2003

Consolidated Statements of Cash Flows

- Years ended November 30, 2001, 2002, and 2003

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

3.3 - Conformed Copy of Amended and Restated By-Laws of the Company. (3)(ii)***

4.1 - Indenture, dated October 6, 1999, between the Company, certain subsidiaries, and First Union National Bank, as Trustee. (2)****

4.1.1 - First Supplemental Indenture, dated as of May 26, 2000, between the Company, certain subsidiaries, and First Union National Bank, as Trustee. (4.1.1)*****

4.1.2 - Second Supplemental Indenture, dated as of July 26, 2000, between the Company, certain subsidiaries, and First Union National Bank, as Trustee. (4.1.2)*****

4.1.3 - Third Supplemental Indenture, dated as of August 25, 2000, between the Company, certain subsidiaries, and First Union National Bank, as Trustee. (4.1.3)*****

4.1.4 - Fourth Supplemental Indenture, dated as of December 8, 2000, between the Company, certain subsidiaries, and First Union National Bank, as Trustee. (4.1.4)*****

4.1.5 - Fifth Supplemental Indenture, dated as of December 27, 2001, between the Company, certain subsidiaries, and First Union National Bank, as Trustee. (4.1.5)*****

4.1.6 - Sixth Supplemental Indenture, dated as of July 17, 2002, between the Company, certain subsidiaries, and Wachovia Bank, National Association, formerly known as First Union National Bank, as Trustee - filed herewith.

4.2 - Registration Rights Agreement, dated October 6, 1999, among Salomon Smith Barney and First Union Securities, Inc. and the Company (4.3)******

4.3 - Form of Registered Note (included in Exhibit 4.1). (2)****

4.4 - $300,000,000 Credit Agreement, dated as of September 12, 2003, among the Company, certain subsidiaries and the lenders party thereto. (1)*******

10.1 - Daytona Property Lease (3)********

10.2 - 1994 Long-Term Incentive Plan (4)********

10.3 - 1996 Long-Term Incentive Plan (5)********

10.4 - Split-Dollar Agreement (WCF)* (6)********

10.5 - Split-Dollar Agreement (JCF)* (7)********

22 - Subsidiaries of the Registrant - filed herewith

23.1 - Consent of Ernst &Young LLP - filed herewith

31.1 - Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer - filed herewith

31.2 - Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer - filed herewith

31.3 - Rule 13a-14(a) / 15d-14(a) Certification of Chief Accounting Officer - filed herewith

32 - Section 1350 Certification - filed herewith

99.1 - Additional Factors That May Affect Operating Results - filed herewith

*Compensatory Plan required to be filed as an exhibit pursuant to Item 14(c).
**Incorporated by reference to the exhibit shown in parentheses and filed with the Company' s Report on Form 8-K dated July 26, 1999
***Incorporated by reference to the exhibit shown in parentheses and filed with the Company' s report on Form 10-Q for the quarter ended February 28, 2003.
****Incorporated by reference to the exhibit shown in parentheses and filed with the Company' s report on Form 10-Q for the quarter ended August 31, 1999.
***** Incorporated by reference to the exhibit shown in parentheses and filed with the Company' s Report on Form 10-K for the year ended November 30, 2002.
******Incorporated by reference to the exhibit shown in parentheses and filed with the Company' s Registration Statement filed on Form S-4 File No. 333-94085.
*******Incorporated by reference to the exhibit shown in parentheses and filed with the Company' s report on Form 10-Q for the quarter ended August 31, 2003.
********Incorporated by reference to the exhibit shown in parentheses and filed with the Company' s Report on Form 10-K for the year ended November 30, 1998.

(b) Reports on Form 8-K

We filed a report on Form 8-K dated September 3, 2003 which reported under Item 9, the issuance of a press release on September 3, 2003 announcing that Bill Graves had joined our Board of Directors.

We filed a report on Form 8-K dated September 12, 2003 which reported under Item 9, the issuance of a press release on September 12, 2003 announcing we had closed on a five year $300 million revolving credit facility.

We filed a report on Form 8-K dated October 8, 2003 which reported under Item 9, the issuance of a press release on October 8, 2003 announcing the financial results for the third quarter and nine months ended August 31, 2003 and updating earnings guidance for the fourth quarter and full year.

We filed a report on Form 8-K dated October 29, 2003 which reported under Item 9, the issuance of a press releases concerning the postponement and subsequent cancellation of events scheduled to conducted at the California Speedway on November 1 and November 2, 2003 because of the state of emergency due to the wildfires in southern California, and which provided guidance concerning the expected impact to our fourth quarter results as a result of the cancellations.

We filed a report on Form 8-K dated November 4, 2003, which reported under Item 9, the issuance of a press release on November 4, 2003 announcing that a wholly owned subsidiary of ISC had filed a Complaint for Declaratory Relief with the U.S. District Court, Central District of California against CART, Inc., seeking a declaration that wildfires throughout San Bernardino County, California, and surrounding areas beginning October 21, 2003, constituted a "force majeure" as described in the Official Organizer/Promoter Agreement which led to the cancellation of The King Taco 500 event scheduled to occur on November 2, 2003, at California Speedway.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James C. France James C. France	Chief Executive Officer and Vice Chairman of the Board (Principal Executive Officer)	January 26, 2004
/s/ Susan G. Schandel Susan G. Schandel	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	January 26, 2004
/s/ Daniel W. Houser Daniel W. Houser	Controller (Principal Accounting Officer)	January 26, 2004
/s/ William C. France William C. France	Director	January 26, 2004
/s/ Lesa France Kennedy Lesa France Kennedy	Director	January 26, 2004
/s/ Brian Z. France Brian Z. France	Director	January 26, 2004
/s/ J. Hyatt Brown J. Hyatt Brown	Director	January 26, 2004
/s/ Raymond K. Mason, Jr. Raymond K. Mason, Jr.	Director	January 26, 2004
/s/ Larry Aiello, Jr. Larry Aiello, Jr.	Director	January 26, 2004