Form 10-Q
period 2004-02-29
INTERNATIONAL SPEEDWAY CORP
filed 2004-04-08
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2004

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

Class A Common Stock – 28,444,129 shares as of March 31, 2004.

Class B Common Stock – 24,773,654 shares as of March 31, 2004.

PART I. FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets
	November 30, 2003	February 29, 2004
		(Unaudited)
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$223,973	$251,071
Short-term investments	201	201
Receivables, less allowance of $1,500 in 2003 and 2004	37,996	83,833
Inventories	5,496	8,033
Prepaid expenses and other current assets	4,078	11,237

Total Current Assets	271,744	354,375

Property and Equipment, net of accumulated depreciation of $235,672
and $247,092, respectively	884,623	895,318
Other Assets:
Equity investments	33,706	32,024
Goodwill	92,542	92,542
Other	21,177	21,121

	147,425	145,687

Total Assets	$1,303,792	$1,395,380

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$232,963	$233,554
Accounts payable	15,739	20,824
Deferred income	106,998	147,637
Income taxes payable	6,877	14,638
Other current liabilities	13,928	20,290

Total Current Liabilities	376,505	436,943

Long-Term Debt	75,168	68,188
Deferred Income Taxes	113,414	123,064
Long-Term Deferred Income	11,894	11,933
Other Long-Term Liabilities	346	515
Commitments and Contingencies	-	-
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized;
28,359,173 and 28,417,522 issued and outstanding at November 30,
2003 and February 29, 2004, respectively	283	284
Class B Common Stock, $.01 par value, 40,000,000 shares authorized;
24,858,610 and 24,800,261 issued and outstanding at November 30,
2003 and February 29, 2004, respectively	249	248
Additional paid-in capital	694,719	694,719
Retained earnings	34,602	62,395
Accumulated other comprehensive loss	(333)	(258)

	729,520	757,388
Less: unearned compensation-restricted stock	3,055	2,651

Total Shareholders’ Equity	726,465	754,737

Total Liabilities and Shareholders’ Equity	$1,303,792	$1,395,380

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Three Months Ended
	February 28, 2003	February 29, 2004
	(Unaudited)

	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$47,048	$47,269
Motorsports related income	66,465	79,141
Food, beverage and merchandise income	16,022	16,347
Other income	1,347	1,415

	130,882	144,172

EXPENSES:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	23,534	26,333
Motorsports related expenses	19,362	22,585
Food, beverage and merchandise expenses	8,041	9,583
General and administrative expenses	20,551	21,889
Depreciation and amortization	10,553	11,497

	82,041	91,887

Operating income	48,841	52,285
Interest income	222	659
Interest expense	(5,933)	(5,475)
Equity in net loss from equity investments	(1,550)	(1,681)

Income before income taxes	41,580	45,788
Income taxes	16,216	17,995

Net income	$25,364	$27,793

Basic earnings per share	$0.48	$0.52

Diluted earnings per share	$0.48	$0.52

Dividends per share	$0.00	$0.00

Basic weighted average shares outstanding	53,041,210	53,065,938

Diluted weighted average shares outstanding	53,120,970	53,162,847

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statement of Shareholders’ Equity

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Unearned Compensation- Restricted Stock	Total Shareholders’ Equity

	(In Thousands)

Balance at November 30, 2003	$283	$249	$694,719	$34,602	$(333)	$(3,055)	$726,465
Activity 12/1/03 – 2/29/04 – unaudited:
Comprehensive income
Net income	-	-	-	27,793	-	-	27,793
Interest rate swap	-	-	-	-	75	-	75

Total comprehensive income							27,868
Conversion of Class B Common Stock
to Class A Common Stock	1	(1)	-	-	-	-	-
Amortization of unearned compensation	-	-	-	-	-	404	404

Balance at February 29, 2004 – unaudited	$284	$248	$694,719	$62,395	$(258)	$(2,651)	$754,737

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Three Months Ended
	February 28, 2003	February 29, 2004
	(Unaudited)

	(In Thousands)
OPERATING ACTIVITIES
Net income	$25,364	$27,793
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	10,553	11,497
Amortization of unearned compensation	407	404
Amortization of financing costs	80	(6)
Deferred income taxes	9,016	9,650
Undistributed loss from equity investments	1,550	1,681
Other, net	(50)	4
Changes in operating assets and liabilities:
Receivables, net	(49,803)	(45,837)
Inventories, prepaid expenses and other current assets	(10,254)	(9,712)
Accounts payable and other liabilities	6,240	11,646
Deferred income	53,305	40,678
Income taxes payable	6,847	7,761

Net cash provided by operating activities	53,255	55,559

INVESTING ACTIVITIES
Capital expenditures	(12,145)	(22,177)
Proceeds from asset disposals	50	5
Proceeds from affiliate	4,075	-
Other, net	(256)	(333)

Net cash used in investing activities	(8,276)	(22,505)

FINANCING ACTIVITIES
Payment of long-term debt	(5,500)	(6,500)
Proceeds from interest rate swap	-	544

Net cash used in financing activities	(5,500)	(5,956)

Net increase in cash and cash equivalents	39,479	27,098
Cash and cash equivalents at beginning of period	109,263	223,973

Cash and cash equivalents at end of period	$148,742	$251,071

See accompanying notes.

International Speedway Corporation
Notes to Consolidated Financial Statements
February 29, 2004
(Unaudited)

1. Basis of Presentation

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and generally accepted accounting principles but do not include all of the information and disclosures required for complete financial statements. The balance sheet at November 30, 2003, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest annual report on Form 10-K for International Speedway Corporation and its wholly-owned subsidiaries (the "Company"). In management's opinion, the statements include all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to conform to the financial presentation at February 29, 2004.

Because of the seasonal concentration of racing events, the results of operations for the three-month periods ended February 28, 2003 and February 29, 2004 are not indicative of the results to be expected for the year.

Stock-Based Compensation: The Company has a long-term incentive stock plan which it accounts for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The Company recognizes stock-based employee compensation cost on its restricted shares awarded over their vesting periods equal to the fair market value of these shares on the date of award.  No stock-based employee compensation cost is reflected in net income relating to stock options as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock based employee compensation for the three-month periods ended February 28 and February 29 (in thousands, except per share amounts):

	Three Months Ended
	February 28, 2003	February 29, 2004

Net income, as reported	$ 25,364	$ 27,793
Add: Stock-based employee compensation
expense included in reported net income,
net of related tax effects	248	245
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(311)	(285)

Pro forma net income	$ 25,301	$ 27,753

Three Months Ended
	February 28, 2003	February 29, 2004

Earnings per share:
Basic - as reported	$ 0.48	$ 0.52

Basic – pro forma	$ 0.48	$ 0.52

Diluted - as reported	$ 0.48	$ 0.52

Diluted – pro forma	$ 0.48	$ 0.52

2. New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities.  Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests.  This interpretation defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved.  This interpretation currently applies to interests in variable interest entities or potential variable interest entities, commonly referred to as special-purpose entities, and to all other types of entities in financial statements for periods ending after March 15, 2004. If it is reasonably possible that an enterprise will initially consolidate or disclose information about a variable interest entity when this interpretation becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after December 31, 2003. The Company does not have any interests in special-purpose entities and is currently evaluating the impact, if any, of the adoption of this interpretation on its financial position and results of operations.

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three-month periods ended February 28 and February 29 (in thousands, except share amounts):

	Three Months Ended
	February 28, 2003	February 29, 2004

Basic and diluted numerator:
Net income	$ 25,364	$ 27,793

Basic earnings per share calculation:
Denominator
Weighted average shares outstanding	53,041,210	53,065,938

	Three Months Ended
	February 28, 2003	February 29, 2004

Basic earnings per share
Net income	$ 0.48	$ 0.52

Diluted earnings per share calculation:
Weighted average shares outstanding	53,041,210	53,065,938
Common stock options	322	7,541
Contingently issuable shares	79,438	89,368

Diluted weighted average shares
outstanding	53,120,970	53,162,847

Diluted earnings per share
Net income	$ 0.48	$ 0.52

Anti-dilutive shares excluded in the
computation of diluted earnings per share	47,419	-

4. Goodwill and Intangible Assets

The gross carrying value and accumulated amortization of the major classes of intangible assets relating to the Motorsports Events segment, which are included in other assets on the accompanying balance sheet, are as follows (in thousands):

November 30, 2003
	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Food, beverage and merchandise contracts	$ 276	$ 44

Total amortized intangible assets	$ 276	$ 44

Non-amortized intangible assets:
Water rights	$ 535
Liquor licenses	266

Total non-amortized intangible assets	$ 801

February 29, 2004
	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Food, beverage and merchandise contracts	$ 276	$ 54

Total amortized intangible assets	$ 276	$ 54

Non-amortized intangible assets:
Water rights	$ 535
Liquor licenses	266

Total non-amortized intangible assets	$ 801

The following table presents current and expected amortization expense of the existing intangible assets as of February 29, 2004 for each of the following periods (in thousands):

Aggregate amortization expense:
For the three months ended February 29, 2004	$ 10
Estimated amortization expense for the year ending November 30:
2004	45
2005	44
2006	38
2007	38
2008	38

There were no changes in the carrying amount of goodwill during the three months ended February 29, 2004.

5. Long-Term Debt

Long-term debt consists of the following (in thousands):

	November 30, 2003	February 29, 2004

Senior Notes, including premiums of $1,226 and $1,164	$ 226,226	$ 226,164
Senior Notes, interest rate swap	(153)	-
TIF bond debt service funding commitment, net of
discount of $1,327 and $1,307	68,558	68,578
Term Loan	13,500	7,000

	308,131	301,742
Less: current portion	232,963	233,554

	$ 75,168	$ 68,188

The Company’s $225 million principal amount of unsecured senior notes (“Senior Notes”) bear interest at 7.875% and rank equally with all of the Company’s other senior unsecured and unsubordinated indebtedness. The Senior Notes require semi-annual interest payments through maturity on October 15, 2004. The Senior Notes may be redeemed in whole or in part, at the option of the Company, at any time or from time to time at a redemption price as defined in the indenture. The Company’s subsidiaries are guarantors of the Senior Notes. The Senior Notes also contain various restrictive covenants. In November 2003, the Company entered into an interest rate swap agreement to manage interest rate risk exposure on $150 million of the $225 million principal amount of Senior Notes. Under this agreement, the Company received fixed rate amounts in exchange for floating rate interest payments without an exchange of the underlying principal amount. In January 2004, the Company terminated the Senior Notes interest rate swap agreement and received approximately $544,000, which is being amortized over the remaining life of the Senior Notes.

In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”), issued approximately $71.3 million in taxable special obligation revenue (“TIF”) bonds in connection with the financing of construction of Kansas Speedway. At February 29, 2004, outstanding principal on the TIF bonds is comprised of a $20.2 million, 6.15% term bond due December 1, 2017 and a $49.7 million, 6.75% term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly-owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation. The bond financing documents contain various restrictive covenants. The Company has agreed to guarantee KSC’s Funding Commitment until certain financial conditions have been met.

The Company has a $300 million revolving credit facility (“Credit Facility”), which is scheduled to mature in September 2008 and accrues interest at LIBOR plus 62.5 – 150 basis points, based on the Company’s highest debt rating as determined by specified rating agencies.At February 29, 2004, the Company did not have any borrowings outstanding under the Credit Facility.The Credit Facility contains various restrictive covenants.

The Company’s Miami subsidiary has a $7 million term loan (“Term Loan”), which is guaranteed by the Company and has the same restrictive covenants as the Credit Facility. The final payment under the Term Loan is payable on December 31, 2004. The Company’s Miami subsidiary has an interest rate swap agreement that effectively fixes the floating rate on the outstanding balance under the Term Loan at 5.6% plus 50 –100 basis points, based on certain consolidated financial criteria of the Company, for the remainder of the loan period.

Total interest incurred by the Company was approximately $5.9 million and $5.5 million for the three months ended February 28, 2003 and February 29, 2004, respectively. Total interest capitalized for the three months ended February 28, 2003 and February 29, 2004, was approximately $92,000 and $279,000, respectively.

Financing costs of approximately $6.4 million, net of accumulated amortization, have been deferred and are included in other assets at February 29, 2004. These costs are being amortized on an effective yield method over the life of the related financing.

6. Related Party Disclosures and Transactions

All of the racing events that take place during the Company's fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association ("AHRMA"), the American Motorcyclist Association ("AMA"), the Automobile Racing Club of America ("ARCA"), the Championship Cup Series ("CCS"), the Federation Internationale de l'Automobile ("FIA"), the Federation Internationale Motocycliste ("FIM"), the Grand American Road Racing Association ("Grand American"), Historic Sportscar Racing ("HSR"), the International Race of Champions ("IROC"), the Indy Racing League ("IRL"), the National Association for Stock Car Auto Racing, Inc. ("NASCAR"), the Sports Car Club of America ("SCCA"), the Sportscar Vintage Racing Association ("SVRA"), the United States Auto Club ("USAC"), and the World Karting Association ("WKA"). NASCAR, which sanctions some of the Company's principal racing events, is a member of the France Family Group, which controls approximately 60% of the combined voting power of the outstanding stock of the Company, and some members of which serve as directors and officers. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors, which are exclusive of NASCAR sanction fees, totaled approximately $21.0 million and $23.5 million for the three months ended February 28, 2003 and February 29, 2004, respectively.

NASCAR contracts directly with certain network providers for television rights to the entire NASCAR NEXTEL Cup (NASCAR Winston Cup prior to 2004) and NASCAR Busch series schedules.  Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR NEXTEL Cup and NASCAR Busch series event.  Under the terms of this arrangement, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR NEXTEL Cup or NASCAR Busch series event as a component of its sanction fees and remits the remaining 90% to the event promoter.  The event promoter pays 25% of the gross broadcast rights fees allocated to the event as part of the previously discussed prize money paid to NASCAR for disbursement to competitors.  The Company’s television broadcast and ancillary rights fees received from NASCAR for the NASCAR NEXTEL Cup and NASCAR Busch series events conducted at its wholly-owned facilities were $39.7 million and $48.4 million for the three months ended February 28, 2003 and February 29, 2004, respectively.

7. Commitments and Contingencies

In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction.  The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds.  At February 29, 2004, the Unified Government had $5.8 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.

The Company is a member of Motorsports Alliance, LLC (“Motorsports Alliance”) (owned 50% by the Company and 50% by Indianapolis Motor Speedway LLC) which owns 75% of Raceway Associates, LLC (“Raceway Associates”).  Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway.  Raceway Associates has a term loan arrangement, which requires quarterly principal and interest payments and matures November 15, 2012, and a $15 million secured revolving credit facility, which matures September 15, 2005.  At February 29, 2004, Raceway Associates had approximately $41.6 million outstanding under its term loan and no borrowings outstanding under its credit facility.  Under a keepwell agreement, the members of Motorsports Alliance have agreed to provide financial assistance to Raceway Associates, if necessary, on a pro rata basis to support its performance under its term loan and credit facility.

In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties. The letters of credit, which expire on December 15, 2004, increase to a maximum of approximately $2.3 million and are automatically renewed on an annual basis.  At February 29, 2004, there are no amounts drawn on the standby letters of credit.

The Internal Revenue Service (the “Service”) is currently performing a periodic examination of the Company’s federal income tax returns for the years ended November 30, 1999, 2000, 2001 and 2002 and is examining the tax depreciation treatment for a significant portion of its motorsports entertainment facility assets.  In accordance with SFAS No. 109 “Accounting for Income Taxes” the Company has accrued a deferred tax liability based on the differences between its financial reporting and tax bases of such assets. The Company believes that its application of the federal income tax regulations in question, which have been applied consistently since being adopted in 1986 and have been subjected to previous Service audits, is appropriate, and intends to vigorously defend the merits of its position, if necessary.  While an adverse resolution of these matters could result in a material negative impact on cash flow, the Company believes that it has provided adequate reserves in its consolidated financial statements as of February 29, 2004, and, as a result, does not expect that such an outcome would have a material adverse impact on results of operations.  The Company believes that its existing cash, cash equivalents and short-term investments, combined with the cash provided by current operations and available borrowings under its Credit Facility will be sufficient to fund its:  (i) operations and approved capital projects at existing facilities for the foreseeable future; (ii) payments required in connection with the funding of the Unified Government’s debt service requirements related to the TIF bonds; (iii) payments related to its existing debt service commitments; (iv) any potential payments associated with its debt guarantees and keepwell agreements; (v) any adjustment that may ultimately occur as a result of the examination by the Service; and (vi) the fees and expenses incurred in connection with the current legal proceeding discussed in this Note.

The Company is from time to time a party to routine litigation incidental to its business.  Management does not believe that the resolution of any or all of such litigation will have a material adverse effect on the Company’s financial condition or results of operations.

In addition to such routine litigation incident to its business, the Company is a party to other legal proceedings described below.

Current Litigation

In February 2002 the Company was served in a proceeding filed in the United States District Court for the Eastern District of Texas.  The complaint in the case has been amended twice and is presently styled Francis Ferko, and Russell Vaughn as Shareholders of Speedway Motorsports, Inc. vs. National Association of [sic] Stock Car Auto Racing, Inc., International Speedway Corporation, and Speedway Motorsports, Inc.  The overall gist of the allegations contained in the complaint is that Texas Motor Speedway should have a second NASCAR Winston Cup Series date annually and that NASCAR should be required by the court to grant Texas Motor Speedway a second NASCAR Winston Cup Series date annually.  The portion of the complaint that includes the Company alleges that it conspired with NASCAR and members of the France Family to “refuse to offer a new Winston Cup race date to any non-ISC owned track whenever ISC has desired to host an additional Winston Cup race.”  The complaint seeks unspecified monetary damages from the Company, which are claimed to have resulted to Speedway Motorsports from the alleged conspiracy as well as treble damages under the anti-trust laws.  Fact and expert discovery is now complete pursuant to the current pretrial scheduling order.  However, there are several motions currently pending before the Court, the resolution of which may have the effect of reopening discovery in the coming months to a limited extent in order to address the issues before the Court.  In addition, the parties have agreed that each side may depose up to an additional three witnesses, not previously deposed, appearing on the opposing side’s ultimate trial witness list.  Therefore, there is the possibility of an additional six fact witness depositions occurring prior to trial.  At this stage of the proceedings the plaintiffs seem to be seeking damages from the Company based upon Texas Motor Speedway and Las Vegas Motor Speedway not receiving additional annual NASCAR Winston Cup Series dates that went instead to facilities in which the Company has an ownership interest.  Based upon the totality of the evidence adduced in support of the position of the plaintiffs during the discovery process when considered in light of the various rulings by the court on various pre-trial, discovery and procedural matters, the Company believes that the likelihood of a material adverse result is remote.  The Company intends to continue to vigorously pursue the defense of the matter, although the Company is participating in court ordered mediation.  The fees and expenses associated with the defense of this suit, which are expensed as incurred, are not covered by insurance and could adversely impact the Company’s financial condition or results of operations and cash flows, even if the Company ultimately prevails.  Further, the time devoted to this matter by management and possible impact of litigation uncertainty on business negotiations occurring prior to resolution of this matter could also adversely impact the Company’s financial condition or results of operations and cash flows.  Finally, even if the direct effect of the resolution of this case does not result in a material adverse impact on the Company, it is possible that the resolution of this case could result in industry-wide changes in the way race schedules are determined by sanctioning bodies, which could indirectly have a material adverse impact on the Company.

8.  Segment Reporting

The following tables provide segment reporting of the Company for the three-month periods ended February 28, 2003 and February 29, 2004 (in thousands):

	Three Months Ended February 28, 2003

	Motorsport Events	All Other	Total

Revenues	$ 124,952	$ 9,037	$ 133,989
Depreciation and amortization	9,186	1,367	10,553
Operating income	46,683	2,158	48,841
Capital expenditures	9,845	2,300	12,145
Total assets	1,111,981	139,339	1,251,320
Equity investments	29,602	-	29,602

	Three Months Ended February 29, 2004

	Motorsport Events	All Other	Total

Revenues	$ 137,310	$ 10,197	$ 147,507
Depreciation and amortization	10,139	1,358	11,497
Operating income	49,315	2,970	52,285
Capital expenditures	10,315	11,862	22,177
Total assets	1,196,141	199,239	1,395,380
Equity investments	32,024	-	32,024

Intersegment revenues were approximately $3.1 million and $3.3 million for the three months ended February 28, 2003 and February 29, 2004, respectively.

9.    Condensed Consolidating Financial Statements

In connection with the Senior Notes, the Company is required to provide condensed consolidating financial information for its subsidiary guarantors.  All of the Company’s subsidiaries have, jointly and severally, fully and unconditionally guaranteed, to each holder of Senior Notes and the trustee under the Indenture for the Senior Notes, the full and prompt performance of the Company’s obligations under the indenture and the Senior Notes, including the payment of principal (or premium, if any, on) and interest on the Senior Notes, on an equal and ratable basis.

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

Included in the tables below, are condensed consolidating balance sheets as of November 30, 2003 and February 29, 2004, and the condensed consolidating statements of operations and cash flows for the three-month periods ended February 28, 2003 and February 29, 2004, of: (a) the Parent; (b) the guarantor subsidiaries; (c) elimination entries necessary to consolidate Parent with guarantor subsidiaries; and (d) the Company on a consolidated basis (in thousands).

	Condensed Consolidating Balance Sheet as of November 30, 2003

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Current assets	$ 16,105	$ 264,396	$ (8,757)	$ 271,744
Property and equipment, net	126,965	757,658	-	884,623
Advances to and investments in subsidiaries	1,450,303	425,580	(1,875,883)	-
Other assets	14,388	133,037	-	147,425

Total Assets	$ 1,607,761	$ 1,580,671	$ (1,884,640)	$ 1,303,792

Current liabilities	$ 235,547	$ 149,373	$ (8,415)	$ 376,505
Long-term debt	425,573	(3,757)	(346,648)	75,168
Deferred income taxes	45,479	67,935	-	113,414
Other liabilities	13	12,227	-	12,240
Total shareholders' equity	901,149	1,354,893	(1,529,577)	726,465

Total Liabilities and Shareholders’ Equity	$ 1,607,761	$ 1,580,671	$ (1,884,640)	$ 1,303,792

	Condensed Consolidating Balance Sheet as of February 29, 2004

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Current assets	$ 25,605	$ 347,615	$ (18,845)	$ 354,375
Property and equipment, net	127,215	768,103	-	895,318
Advances to and investments in subsidiaries	1,456,858	426,648	(1,883,506)	-
Other assets	14,422	131,265	-	145,687

Total Assets	$ 1,624,100	$ 1,673,631	$ (1,902,351)	$ 1,395,380

Current liabilities	$ 257,339	$ 198,449	$ (18,845)	$ 436,943
Long-term debt	426,648	(4,205)	(354,255)	68,188
Deferred income taxes	54,698	68,366	-	123,064
Other liabilities	13	12,435	-	12,448
Total shareholders' equity	885,402	1,398,586	(1,529,251)	754,737

Total Liabilities and Shareholders’ Equity	$ 1,624,100	$ 1,673,631	$ (1,902,351)	$ 1,395,380

	Condensed Consolidating Statement of Operations For The Three Months Ended February 28, 2003

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 504	$ 161,485	$ (31,107)	$ 130,882
Total expenses	7,998	105,150	(31,107)	82,041
Operating (loss) income	(7,494)	56,335	-	48,841
Interest and other (expense) income, net	(405)	474	(7,330)	(7,261)
Net (loss) income	(16,202)	48,896	(7,330)	25,364

	Condensed Consolidating Statement of Operations For The Three Months Ended February 29, 2004

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 547	$ 184,669	$ (41,044)	$ 144,172
Total expenses	8,103	124,828	(41,044)	91,887
Operating (loss) income	(7,556)	59,841	-	52,285
Interest and other income (expense), net	1,746	207	(8,450)	(6,497)
Net (loss) income	(16,150)	52,393	(8,450)	27,793

	Condensed Consolidating Statement of Cash Flows For The Three Months Ended February 28, 2003

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$ 2,414	$ 59,584	$ (8,743)	$ 53,255
Net cash provided by (used in) investing activities	11,747	(28,766)	8,743	(8,276)
Net cash used in financing activities	-	(5,500)	-	(5,500)

	Condensed Consolidating Statement of Cash Flows For The Three Months Ended February 29, 2004

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$ 6,515	$ 57,836	$ (8,792)	$ 55,559
Net cash used in investing activities	(6,605)	(24,692)	8,792	(22,505)
Net cash provided by (used in) financing activities	544	(6,500)	-	(5,956)

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

"Admissions" revenue includes ticket sales for all of our racing events, activities at DAYTONA USA and other motorsports activities and amusements.

"Motorsports related income" primarily includes television, radio and ancillary rights fees, promotion and sponsorship fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating), advertising revenues, royalties from licenses of our trademarks and track rentals. Our revenues from corporate sponsorships are paid in accordance with negotiated contracts, with the identities of sponsors and the terms of sponsorship changing from time to time. NASCAR contracts directly with certain network providers for television rights to the entire NASCAR NEXTEL Cup (NASCAR Winston Cup prior to 2004) and NASCAR Busch series schedules.  NASCAR’s current broadcast contracts with NBC Sports and Turner Sports extend through 2006 and through 2008 with FOX and its FX cable network (with the final two years at NASCAR’s option).  Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR NEXTEL Cup  and NASCAR Busch series event.  Under the terms of this arrangement, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR NEXTEL Cup or NASCAR Busch series event as a component of its sanction fees and remits the remaining 90% to the event promoter.  The event promoter pays 25% of the gross broadcast rights fees allocated to the event as part of awards to the competitors.

"Food, beverage and merchandise income" includes revenues from concession stands, hospitality catering, direct sales of souvenirs, programs and other merchandise and fees paid by third party vendors for the right to occupy space to sell souvenirs and concessions at our facilities.

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

Revenue Recognition. Advance ticket sales and event-related revenues for future events are deferred until earned, which is generally once the events are conducted.  The recognition of event-related expenses is matched with the recognition of event-related revenues.  Revenues and related expenses from the sale of merchandise to retail customers, catalog and internet sales and direct sales to dealers are recognized at the time of sale.  We believe that our revenue recognition policies follow guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.”

Accounts Receivable. We review the valuation of our accounts receivable on a monthly basis.  The allowance for doubtful accounts is estimated based on historical experience of write-offs and future expectations of conditions that might impact the collectibility of accounts.

Long-lived Assets and Goodwill. Our consolidated balance sheets include significant amounts of long-lived assets and goodwill.  Current accounting standards require testing these assets for impairment based on assumptions regarding our future business outlook.  While we continue to review and analyze many factors that can impact our business prospects in the future, our analyses are subjective and are based on conditions existing at and trends leading up to the time the assumptions are made.  Actual results could differ materially from these assumptions.  Our judgments with regard to our future business prospects could impact whether or not an impairment is deemed to have occurred, as well as the timing of the recognition of such an impairment charge.

Insurance. We use a combination of insurance and self-insurance for a number of risks including general liability, workers’ compensation, vehicle liability and employee-related health care benefits.  Liabilities associated with the risks that we retain are estimated by considering various historical trends and forward looking assumptions.  The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Derivative Instruments. From time to time we utilize derivative instruments in the form of interest rate swaps to assist in managing our interest rate risk.  We do not enter into any derivative instruments for trading purposes.  All of our derivative instruments qualify, or have qualified, for the use of the “short-cut” method of accounting to assess hedge effectiveness in accordance with SFAS No. 133, as amended, and are recognized in our consolidated balance sheet at their fair value.  The fair values of our derivative investments are based on quoted market prices at the date of measurement.

Income Taxes. Our estimates of deferred income taxes and the significant items giving rise to deferred tax liabilities reflect our assessment of actual future taxes to be paid on items reflected in our financial statements, giving consideration to both timing and probability of realization.  Actual income taxes could vary significantly from these estimates due to future changes in income tax law or changes or adjustments resulting from final review of our tax returns by taxing authorities, which could also adversely impact our cash flow.

Contingent Liabilities. Our determination of the treatment of contingent liabilities in the financial statements is based on our view of the expected outcome of the applicable contingency.  In the ordinary course of business we consult with legal counsel on matters related to litigation and other experts both within and outside our Company.  We accrue a liability if the likelihood of an adverse outcome is probable and the amount is estimable.  We disclose the matter but do not accrue a liability if either the likelihood of an adverse outcome is only reasonably possible or an estimate is not determinable.  Legal and other costs incurred in conjunction with loss contingencies are expensed as incurred.

Future Trends in Operating Results

Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction events at our facilities, particularly with NASCAR, whose sanctioned events at our wholly-owned facilities accounted for approximately 85% of our revenues in fiscal 2003. In January 2003, NASCAR announced it would entertain and discuss proposals from track operators regarding potential realignment of NASCAR NEXTEL Cup Series dates to more geographically diverse and potentially more desirable markets where there may be greater demand, resulting in an opportunity for increased revenues to the track operators.  In June 2003, we announced that NASCAR approved our proposal for realignment of NASCAR NEXTEL Cup Series dates between our North Carolina, Darlington and California facilities for the 2004 season.  As a result of the realignment, The California Speedway (“California”) will host an additional NASCAR NEXTEL Cup Series event weekend during the Labor Day weekend, Darlington Raceway (“Darlington”) will host NASCAR NEXTEL Cup Series race weekends in March and November and North Carolina Speedway (“North Carolina”) hosted one NASCAR NEXTEL Cup Series event weekend in February.  We believe that this realignment will result in a net positive impact to our fiscal 2004 revenue and earnings and will provide an opportunity to increase the sport’s exposure in the highly desirable Southern California market, which will benefit the sport’s fans, teams, sponsors and television broadcast partners as well.  NASCAR has indicated that it is open to discussion regarding additional date realignments. We believe we are well positioned to capitalize on these future opportunities.

Fiscal 2001 was our first year under NASCAR’s multi-year consolidated television broadcast rights agreements with NBC Sports, Turner Sports, FOX and FX.  These agreements cover the domestic broadcast of NASCAR’s NEXTEL Cup and Busch series racing seasons from 2001 through 2006.  As a result, our combined television broadcast and ancillary rights revenues increased approximately 84% in fiscal 2001, approximately 15% in fiscal 2002, approximately 17% in 2003 and are expected to increase approximately 21% in fiscal 2004, as compared to the respective prior fiscal years.   We expect media rights revenues, as well as variable costs tied to the percentage of broadcast rights fees required to be paid to competitors as part of NASCAR NEXTEL Cup and NASCAR Busch series sanction agreements, to continue to increase based on NASCAR’s announcement that the annual increase in the domestic television rights fees will range between 15% and 21% from 2001 through 2006.  Television broadcast and ancillary rights fees received from NASCAR for the NASCAR NEXTEL Cup and NASCAR Busch series events conducted at our wholly-owned facilities for the three months ended February 29, 2004 were $48.4 million as compared to  $39.7 million during the same period of the prior year.

NASCAR prize and point fund monies, as well as sanction fees, ("NASCAR direct expenses") are outlined in the sanction agreement for each event and are negotiated in advance of an event.  As previously discussed, included in these NASCAR direct expenses are 25% of the gross domestic television broadcast rights fees allocated to our NASCAR NEXTEL Cup and NASCAR Busch series events as part of prize and point fund money.   These annually negotiated contractual amounts paid to NASCAR contribute to the support and growth of the sport of NASCAR racing through payments to the teams and sanction fees paid to NASCAR.  As such, we do not expect these costs to decrease in the future as a percentage of admissions and motorsports related income.  We anticipate any operating margin improvement to come primarily from economies of scale and controlling costs in areas such as motorsports related and general and administrative expenses.

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

An important component of our operating strategy has been our long-standing practice of focusing closely on supply and demand regarding additional capacity at our facilities.  We continually evaluate the demand for our most popular racing events in order to add capacity that we believe will provide an acceptable rate of return on invested capital.  Through prudent expansion, we attempt to keep demand at a higher level than supply, which stimulates ticket renewals and advance sales.  Advance ticket sales result in earlier cash flow and reduce the potential negative impact of actual and forecasted inclement weather on ticket sales.  While we will join with sponsors and offer promotions to generate additional ticket sales, we avoid rewarding last-minute ticket buyers by discounting tickets.  We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth than to recognize short-term incremental revenue.  We recognize that a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment and other lifestyle and business conditions, can negatively impact attendance at our events.  Based upon current economic conditions, we have instituted only modest increases in our weighted average ticket prices for fiscal 2004.  In addition, we have limited the expansion of capacity at our facilities in fiscal 2004 to approximately 1,400 additional seats at Richmond that have been sold on a season basis. We will continue to evaluate expansion opportunities, as well as the pricing and packaging of our tickets and other products, on an ongoing basis.  Over the long term, we plan to continue to expand capacity at our speedways.

From time to time we are a party to routine litigation incidental to our business.  We do not believe that the resolution of any or all of such litigation will have a material adverse effect on our financial condition or results of operations.

In February 2002 we were served in a proceeding filed in the United States District Court for the Eastern District of Texas.  The complaint in the case has been amended twice and is presently styled Francis Ferko, and Russell Vaughn as Shareholders of Speedway Motorsports, Inc. vs. National Association of [sic] Stock Car Auto Racing, Inc., International Speedway Corporation, and Speedway Motorsports, Inc.  The overall gist of the allegations contained in the complaint is that Texas Motor Speedway should have a second NASCAR Winston Cup Series date annually and that NASCAR should be required by the court to grant Texas Motor Speedway a second NASCAR Winston Cup Series date annually.  The portion of the complaint that is directed against us alleges that we conspired with NASCAR and members of the France Family to “refuse to offer a new Winston Cup race date to any non-ISC owned track whenever ISC has desired to host an additional Winston Cup race.”  The complaint seeks unspecified monetary damages from ISC, which are claimed to have resulted to Speedway Motorsports from the alleged conspiracy as well as treble damages under the anti-trust laws.  Fact and expert discovery is now complete pursuant to the current pretrial scheduling order.   However, there are several motions currently pending before the Court, the resolution of which may have the effect of reopening discovery in the coming months to a limited extent in order to address the issues before the Court.  In addition, the parties have agreed that each side may depose up to an additional three witnesses, not previously deposed, appearing on the opposing side’s ultimate trial witness list.  Therefore, there is the possibility of an additional six fact witness depositions occurring prior to trial.  At this stage of the proceedings the plaintiffs seem to be seeking damages from ISC based upon Texas Motor Speedway and Las Vegas Motor Speedway not receiving additional annual NASCAR Winston Cup Series dates that went instead to facilities in which we have an ownership interest.  Based upon the totality of the evidence adduced in support of the position of the plaintiffs during the discovery process when considered in light of the various rulings by the court on various pre-trial, discovery and procedural matters, we believe that the ultimate likelihood of a material adverse result for us is remote.  We intend to continue to vigorously pursue our defense of the matter, although we are participating in court directed mediation.  The fees and expenses associated with the defense of this suit are not covered by insurance and could adversely impact our financial condition or results of operations and cash flows, even if we ultimately prevail.  Further, the time devoted to this matter by management and the possible impact of litigation on business negotiations occurring prior to resolution of this matter could also adversely impact our financial condition or results of operations and cash flows.  Finally, even if the direct effect of the resolution of this case does not result in a material adverse impact on us, it is possible that the resolution of this case could result in industry-wide changes in the way race schedules are determined by sanctioning bodies, which could indirectly have a material adverse impact on us.

Our future operating results could be adversely impacted by the postponement or cancellation of one or more major motorsports events.  A postponement or cancellation could be caused by a number of factors, including inclement weather, a general postponement or cancellation of all major sporting events in this country (as occurred following the September 11, 2001 terrorist attacks), by a terrorist attack at any mass gathering or fear of such an attack, by conditions resulting from the war with Iraq or by other acts or prospects of war.

Seasonality and Quarterly Results

We derive most of our income from a limited number of NASCAR-sanctioned races.  As a result, our business has been, and is expected to remain, highly seasonal based on the timing of major racing events.  For example, one of our NASCAR NEXTEL Cup races is traditionally held on the Sunday preceding Labor Day.  Accordingly, the revenues and expenses for that race and/or the related supporting events may be recognized in either the fiscal quarter ending August 31 or the fiscal quarter ending November 30.  Further, schedule changes as determined by NASCAR or other sanctioning bodies, as well as the acquisition of additional, or divestiture of existing motorsports facilities could impact the timing of our major events in comparison to prior or future periods.

The 2004 Indy Racing League (“IRL”) event weekend at Homestead-Miami Speedway (“Miami”) was conducted in our first fiscal quarter as compared to being conducted in our second fiscal quarter in 2003.  This scheduling change impacts the comparability of these reporting periods.

Because of the seasonal concentration of racing events, the results of operations for the three-month periods ended February 29, 2004 and February 28, 2003 are not indicative of the results to be expected for the year.

Comparison of the Results for the Three Months Ended February 29, 2004 to the Results for the Three Months Ended February 28, 2003.

The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended
	February 28,	February 29,
	2003	2004
	(Unaudited)

Revenues:
Admissions, net	36.0%	32.8%
Motorsports related income	50.8	54.9
Food, beverage and merchandise income	12.2	11.3
Other income	1.0	1.0

Total revenues	100.0	100.0
Expenses:
Direct expenses:
Prize and point fund monies and NASCAR
sanction fees	18.0	18.3
Motorsports related expenses	14.8	15.7
Food, beverage and merchandise expenses	6.1	6.5
General and administrative expenses	15.7	15.2
Depreciation and amortization	8.1	8.0

Total expenses	62.7	63.7

Operating income	37.3	36.3
Interest income	0.2	0.5
Interest expense	(4.5)	(3.8)
Equity in net loss from equity investments	(1.2)	(1.2)

Income before income taxes	31.8	31.8
Income taxes	12.4	12.5

Net income	19.4%	19.3%

Admissions revenue increased approximately $221,000, or 0.5%, for the three months ended February 29, 2004, as compared to the three months ended February 28, 2003.  The increase was attributable to the timing of the IRL weekend at Miami, an increase in the weighted average price of tickets sold for certain events during Speedweeks at Daytona International Speedway (“Daytona”) and attendance and pricing for the NEXTEL Cup weekend at North Carolina Speedway (“North Carolina”).  These increases were partially offset by attendance decreases for certain Speedweeks events supporting our sold-out Daytona 500, including the Busch Series event which was rescheduled to the following Monday due to inclement weather.

Motorsports related income increased approximately $12.7 million, or 19.1%, for the three months ended February 29, 2004, as compared to the three months ended February 28, 2003.  The increase is primarily attributable to television broadcast rights fees for NASCAR NEXTEL Cup and NASCAR Busch Series events conducted at Daytona and North Carolina.  Sponsorship, advertising, hospitality revenues and other race related revenues for events conducted during the quarter and the timing of the IRL weekend at Miami also contributed to the increase.

Food, beverage and merchandise income increased approximately $325,000, or 2.0%, for the three months ended February 29, 2004, as compared to the three months ended February 28, 2003.  This increase was primarily attributable to our Americrown subsidiary assuming certain operations that were conducted by third party vendors paying us a commission on sales in prior years and the timing of the IRL weekend at Miami.  These increases were significantly offset by nonrecurring income of approximately $1.6 million, or $0.02 per diluted share after tax, recorded in the 2003 fiscal period related to our ongoing activities to audit third party vendors’ sales reports for prior years.

Prize and point fund monies and NASCAR sanction fees increased approximately $2.8 million, or 11.9%, for the three months ended February 29, 2004, as compared to the three months ended February 28, 2003. This increase was primarily due to increased prize and point fund monies paid by NASCAR to participants in events conducted at Daytona and North Carolina.  These increases were primarily attributable to the increased television broadcast rights fees for the NASCAR NEXTEL Cup and NASCAR Busch Series events conducted during the quarter, as standard NASCAR sanctioning agreements require that a specified percentage of broadcast rights fees be paid to competitors.

Motorsports related expenses increased approximately $3.2 million, or 16.6%, for the three months ended February 29, 2004, as compared to the three months ended February 28, 2003.  The increase was primarily attributable to sanction fees and other costs related to the timing of the IRL event weekend at Miami and, to a lesser extent, increased operating costs for certain other events conducted during the period.  Motorsports related expenses as a percentage of combined admissions and motorsports related income increased to approximately 17.9% for the three months ended February 29, 2004, as compared to 17.1% for the same period in the prior year.  This increase is primarily attributable to the increase in non-NASCAR sanction fees and other operating costs related to the timing of the IRL weekend at Miami as well as other costs related to events held during the quarter.  These increases are partially offset by increases in television broadcast rights revenue.

Food, beverage and merchandise expenses increased approximately $1.5 million, or 19.2%, for the three months ended February 29, 2004, as compared to the three months ended February 28, 2003. This increase was primarily attributable to our Americrown subsidiary assuming certain operations that were conducted by third party vendors paying us a commission on sales in prior years and, to a lesser extent,  the timing of the IRL weekend at Miami.   Food, beverage and merchandise expenses as a percentage of food, beverage and merchandise income increased to approximately 58.6% for the three months ended February 28, 2004, as compared to 50.2% for the same period in the prior year. This increase is primarily attributable to the previously discussed nonrecurring income related to third party vendor audits in the prior year period and current period costs for our Americrown subsidiary’s assumption of certain operations that were conducted by third party vendors paying us a commission on sales in prior years.

General and administrative expenses increased approximately $1.3 million, or 6.5%, for the three months ended February 29, 2004, as compared to the three months ended February 28, 2003. This increase is primarily attributable to state and local taxes, strategic initiatives and costs related to the expansion of our ongoing business, partially offset by a reduction in legal costs and other professional fees. General and administrative expenses as a percentage of total revenues decreased to 15.2% for the three months ended February 29, 2004, as compared to 15.7% for the same periods in the prior year. This decrease is primarily a result of increased television broadcast rights fees for NASCAR NEXTEL Cup and NASCAR Busch Series events.

Depreciation and amortization expense increased approximately $944,000, or 8.9%, for the three months ended February 29, 2004, as compared to the three months ended February 28, 2003.  This increase is primarily attributable to the track reconfiguration project at Miami completed in the fourth quarter of fiscal 2003, other additional capital spending at our facilities and strategic technology initiatives.

Interest income increased by approximately $437,000, or 196.8%, for the three months ended February 29, 2004, as compared to the three months ended February 28, 2003.The increase was primarily due to higher cash balances in the current year period.

Interest expense decreased by approximately $458,000, or 7.7%, for the three months ended February 29, 2004, as compared to the three months ended February 28, 2003.  This decrease during the current period is primarily attributable to the termination of an interest rate swap agreement on our senior notes due October 2004 (“Senior Notes”) in December 2003, an increase in capitalized interest and a lower average outstanding balance on the Miami term loan due December 2004 (“Term Loan”).

Equity in net loss from equity investments represents our pro rata share of the current losses from our 37.5% equity investment in Raceway Associates, LLC (“Raceway Associates”).  Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway. Because of the seasonal concentration of racing events at these facilities, the results of operations for the three-month periods ended February 29, 2004 and February 28, 2003 are not indicative of the results to be expected for the year.

The increase in our effective income tax rate for the three months ended February 29, 2004, as compared to the three months ended February 28, 2003, is primarily attributable to an increase in our blended state tax rate.

As a result of the foregoing, our net income increased approximately $2.4 million, or 9.6%, for the three months ended February 29, 2004, as compared to the three months ended February 28, 2003.

Liquidity and Capital Resources

General

We have historically generated sufficient cash flow from operations to fund our working capital needs and capital expenditures at existing facilities, as well as to pay an annual cash dividend. In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance ofthe Senior Notes, borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects. At February 29, 2004, we had cash, cash equivalents and short-term investments totaling approximately $251.3 million,  $225 million principal amount of Senior Notes outstanding, total borrowings of approximately $7.0 million under a term loan, and a debt service funding commitment of approximately $68.6 million, net of discount, related to the taxable special obligation revenue (“TIF”) bonds issued by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”). We had working capital deficits of approximately $82.6 million and $104.8 million at February 29, 2004 and November 30, 2003, respectively.  The working capital deficits are primarily due to the Senior Notes, which mature in October 2004.

Our current liquidity is primarily generated from our ongoing motorsports operations, and we expect our strong operating cash flow to continue in the future.  We believe the existing cash, cash equivalents and short-term investments, combined with the cash provided by current operations will be sufficient to fund the working capital deficit, including the payment of the Senior Notes maturing in October 2004.  In addition, we have the full amount available to draw upon under our $300 million revolving credit facility (“Credit Facility”), if needed.  See “Future Liquidity” for additional disclosures relating to our Credit Facility and certain risks that may affect our near term operating results and liquidity.

Cash Flows

Net cash provided by operating activities was approximately $55.6 million for the three months ended February 29, 2004, compared to approximately $53.3 million for the three months ended February 28, 2003.The difference between our net income of approximately $27.8 million and the approximately $55.6 million of operating cash flow was primarily attributable to:

• an increase in deferred income of approximately $40.7 million;

• an increase in accounts payable and other liabilities of approximately $11.7 million;

• depreciation and amortization of approximately $11.5 million;

• deferred income taxes of approximately $9.7 million;

• an increase in income taxes payable of approximately $7.8 million; and

• undistributed loss from equity investments of approximately $1.7 million.

These differences are partially offset by an increase in receivables of approximately $45.8 million and an increase in inventories, prepaid expenses and other current assets of approximately $9.7 million.

Net cash used in investing activities was approximately $22.5 million for the three months ended February 29, 2004, compared to approximately $8.3 million for the three months ended February 28, 2003. Our use of cash for investing activities reflects approximately $22.2 million in capital expenditures, as further described below.

Net cash used in financing activities was approximately $6.0 million for the three months ended February 29, 2004, compared to approximately $5.5 million for the three months ended February 28, 2003. Our use of cash for financing activities reflects payments on our term loan of approximately $6.5 million partially offset by proceeds from the termination of an interest rate swap of approximately $544,000.

Capital Expenditures

Capital expenditures totaled approximately $22.2 million for the three months ended February 29, 2004, compared to approximately $12.1 million for the three months ended February 28, 2003. Capital expenditures during the three months ended February 29, 2004, were related to acquisition of land and land improvements for expansion of parking, camping capacity and other uses, track lighting projects at California and Darlington, the installation of SAFER (steel and foam energy reduction) walls at Phoenix, construction of an IMAX theater at DAYTONA USA, the purchase of equipment and other assets associated with our food, beverage and merchandising operations and a variety of other improvements and renovations to our facilities.

Based on capital projects currently approved we expect to make capital expenditures totaling approximately $151.1 million subsequent to February 29, 2004, which are expected to be completed within the next 24 months.  This includes a multi-faceted infield renovation project at Daytona, consisting of a new pedestrian/vehicle tunnel which will be able to accommodate team transport vehicles and guests specialty vehicles, new NASCAR NEXTEL Cup and Busch garages, a new Gatorade Victory Lane, a Fan Zone located between the new NASCAR NEXTEL Cup and Busch garages, new specialty vehicle parking, new scoring trilons and expansion of the existing media center.  Other projects include the acquisition of land and land improvements for expansion of parking, camping capacity and other uses, the installation of SAFER (steel and foam energy reduction) walls at several facilities, the purchase of equipment and other assets associated with our food, beverage and merchandising operations, completion of track lighting projects at California and Darlington, increased grandstand seating capacity at Richmond, completion of an IMAX theater at DAYTONA USA and a variety of other improvements and renovations to our facilities.

As a result of these currently approved projects and current year capital expenditures made through February 29, 2004, we expect our total fiscal 2004 capital expenditures will be approximately $130-$140 million.

We review the capital expenditure program periodically and modify it as required to meet current business needs.

Future Liquidity

Our $225 million principal amount of unsecured Senior Notes bear interest at 7.875% and rank equally with all of our other senior unsecured and unsubordinated indebtedness.The Senior Notes require semi-annual interest payments through maturity on October 15, 2004.The Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at a redemption price as defined in the indenture.  Our subsidiaries are guarantors of the Senior Notes.

In January 1999, the Unified Government issued approximately $71.3 million in TIF bonds in connection with the financing of construction of Kansas Speedway. At February 29, 2004, outstanding principal on the TIF bonds are comprised of a $20.2 million, 6.15% term bond due December 1, 2017 and a $49.7 million, 6.75% term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by our wholly-owned subsidiary, Kansas Speedway Corporation. Principal (mandatory redemption) payments per the Funding Commitment are payable by Kansas Speedway Corporation on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. Kansas Speedway Corporation granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.We have agreed to guarantee Kansas Speedway Corporation’s Funding Commitment until certain financial conditions have been met. In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway’s boundaries and are not our obligation. Kansas Speedway Corporation has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At February 29, 2004, the Unified Government had $5.8 million in 2002 STAR Bonds outstanding.  Under a keepwell agreement, we have agreed to provide financial assistance to Kansas Speedway Corporation, if necessary, to support its guarantee of the 2002 STAR Bonds.

Our $300 million Credit Facility is scheduled to mature in September 2008, and accrues interest at LIBOR plus 62.5 – 150 basis points, based on our highest debt rating as determined by specified rating agencies.  At February 29, 2004, we did not have any borrowings outstanding under the Credit Facility.

Our Miami subsidiary’s $7 million Term Loan is guaranteed by us. The final payment under the Term Loan is payable on December 31, 2004. Our Miami subsidiary has an interest rate swap agreement that effectively fixes the floating rate on the outstanding balance under the Term Loan at 5.60% plus 50-100 basis points, based on certain consolidated financial criteria, for the remainder of the loan period.

We are a member of Motorsports Alliance, LLC (“Motorsports Alliance”) (owned 50% by us and 50% by Indianapolis Motor Speedway LLC) which owns 75% of Raceway Associates.  Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway.  Raceway Associates has a term loan arrangement, which requires quarterly principal and interest payments and matures November 15, 2012, and a $15 million secured revolving credit facility, which matures September 15, 2005.  At February 29, 2004, Raceway Associates had approximately $41.6 million outstanding under its term loan and no borrowings outstanding under its credit facility.  Under a keepwell agreement, the members of Motorsports Alliance have agreed to provide financial assistance to Raceway Associates, if necessary, on a pro rata basis to support performance under its term loan and credit facility.

At February 29, 2004, we had contractual cash obligations to repay debt and to make payments under operating agreements, leases and commercial commitments in the form of guarantees and unused lines of credit.

Payments due under these long-term obligations are as follows as of February 29, 2004 (in thousands):

		Obligations Due by Period

	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years

Long-term debt	$ 301,885	$ 232,390	$ 1,140	$ 1,685	$ 66,670
Track facility operating agreement	44,205	2,220	4,440	4,440	33,105
Other operating leases	11,828	3,266	3,955	1,179	3,428

Total Contractual Cash Obligations	$ 357,918	$ 237,876	$ 9,535	$ 7,304	$ 103,203

Commercial commitment expirations are as follows as of February 29, 2004 (in thousands):

		Commitment Expiration by Period

	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years

Guarantees	$ 5,760	$ 685	$ 1,320	$ 905	$ 2,850
Keepwell agreements	20,800	2,400	4,800	4,800	8,800
Unused credit facilities	301,877	1,877	-	300,000	-

Total Commercial Commitments	$ 328,437	$ 4,962	$ 6,120	$ 305,705	$ 11,650

During fiscal 1999, we announced our intention to search for a site for a major motorsports facility in the New York metropolitan area. Our efforts have included, through a wholly-owned subsidiary, negotiations with the New Jersey Sports and Exposition Authority regarding the development of a motorsports facility at the Meadowlands Sports Complex in New Jersey. While we continue to discuss the possibility of a motorsports facility with New Jersey officials, we are also currently evaluating alternative sites in the New York metropolitan area. In light of NASCAR’s announcement regarding potential realignment of the NASCAR NEXTEL Cup Series schedule, we also believe there are potential development opportunities in new, untapped markets across the country, including the Pacific Northwest.  As such, we are exploring opportunities for public/private partnerships targeted to develop one or more motorsports facilities in new markets.  The possibility of establishing a public/private partnership varies greatly, however, from market to market.

Our cash flow from operations consists primarily of ticket, hospitality, merchandise, catering and concession sales and contracted revenues arising from television broadcast rights and marketing partnerships. While we expect our strong operating cash flow to continue in the future, our financial results depend significantly on a number of factors relating to consumer and corporate spending, including economic conditions affecting marketing dollars available from the motorsports industry’s principal sponsors.  Consumer and corporate spending could be adversely affected by economic, security and other lifestyle conditions, resulting in lower than expected future operating cash flows.  General economic conditions were significantly and negatively impacted by the September 11, 2001 terrorist attacks and the war with Iraq and could be similarly affected by any future attacks or fear of such attacks, or by conditions resulting from other acts or prospects of war.  Any future attacks or wars or related threats could also increase our expenses related to insurance, security or other related matters.  In addition, the Internal Revenue Service (the “Service”) is currently performing a periodic examination of our federal income tax returns for the years ended November 30, 1999, 2000, 2001 and 2002 and is examining the tax depreciation treatment for a significant portion of our motorsports entertainment facility assets.  In accordance with SFAS No. 109 “Accounting for Income Taxes,” we have accrued a deferred tax liability based on the differences between our financial reporting and tax bases of such assets in our consolidated balance sheet as of February 29, 2004. We believe that our application of the federal income tax regulations in question, which have been applied consistently since being adopted in 1986 and have been subjected to previous Service audits, is appropriate and we intend to vigorously defend the merits of our position, if necessary.  While an adverse resolution of these matters could result in a material negative impact on cash flow, we believe that we have provided adequate reserves in our consolidated financial statements as of February 29, 2004, and, as a result, do not expect that such an outcome would have a material adverse effect on results of operations.

While the items discussed above could adversely affect our financial success and future cash flow, we believe that cash flows from operations, along with existing cash, cash equivalents, short-term investments and available borrowings under our Credit Facility, will be sufficient to fund:

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK.

During the three months ended February 29, 2004, there have been no material changes in our market risk exposures.

ITEM 4.DISCLOSURE CONTROLS AND PROCEDURES

Subsequent to February 29, 2004 and prior to the filing of this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at February 29, 2004, and during the period prior to the filing of this report.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to February 29, 2004.

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

In February 2002 we were served in a proceeding filed in the United States District Court for the Eastern District of Texas.  The complaint in the case has been amended twice and is presently styled Francis Ferko, and Russell Vaughn as Shareholders of Speedway Motorsports, Inc. vs. National Association of [sic] Stock Car Auto Racing, Inc., International Speedway Corporation, and Speedway Motorsports, Inc.  The overall gist of the allegations contained in the complaint is that Texas Motor Speedway should have a second NASCAR Winston Cup Series date annually and that NASCAR should be required by the court to grant Texas Motor Speedway a second NASCAR Winston Cup Series date annually.  The portion of the complaint that is directed against us alleges that we conspired with NASCAR and members of the France Family to “refuse to offer a new Winston Cup race date to any non-ISC owned track whenever ISC has desired to host an additional Winston Cup race.”  The complaint seeks unspecified monetary damages from ISC, which are claimed to have resulted to Speedway Motorsports from the alleged conspiracy as well as treble damages under the anti-trust laws.  Fact and expert discovery is now complete pursuant to the current pretrial scheduling order.   However, there are several motions currently pending before the Court, the resolution of which may have the effect of reopening discovery in the coming months to a limited extent in order to address the issues before the Court.  In addition, the parties have agreed that each side may depose up to an additional three witnesses, not previously deposed, appearing on the opposing side’s ultimate trial witness list.  Therefore, there is the possibility of an additional six fact witness depositions occurring prior to trial. At this stage of the proceedings the plaintiffs seem to be seeking damages from ISC based upon Texas Motor Speedway and Las Vegas Motor Speedway not receiving additional annual NASCAR Winston Cup Series dates that went instead to facilities in which we have an ownership interest.  Based upon the totality of the evidence adduced in support of the position of the plaintiffs during the discovery process when considered in light of the various rulings by the court on various pre-trial, discovery and procedural matters we believe that the ultimate likelihood of a material adverse result for us is remote.  We intend to continue to vigorously pursue our defense of the matter, although we are participating in court directed mediation.  The fees and expenses associated with the defense of this suit are not covered by insurance and could adversely impact our financial condition or results of operations and cash flows, even if we ultimately prevail.  Further, the time devoted to this matter by management and the possible impact of litigation on business negotiations occurring prior to resolution of this matter could also adversely impact our financial condition or results of operations and cash flows.  Finally, even if the direct effect of the resolution of this case does not result in a material adverse impact on us, it is possible that the resolution of this case could result in industry-wide changes in the way race schedules are determined by sanctioning bodies, which could indirectly have a material adverse impact on us.

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
31.1 31.2 31.3 32 99.1

Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer – filed herewith

Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer  – filed herewith

Rule 13a-14(a) / 15d-14(a) Certification of Chief Accounting Officer – filed herewith

Section 1350 Certification – filed herewith

Additional Factors That May Affect Operating Results filed herewith

 (b) Reports on Form 8-K

On January 22, 2004 we filed a report on Form 8-K that reported under Items 9 and 12 the issuance of a press release that reported earnings results for the fourth quarter and fiscal year ended November 30, 2003 and reiterated guidance for the 2004 first quarter and fiscal year.

On April 6, 2004 we filed a report on Form 8-K that reported under Items 9 and 12 the issuance of a press release that reported earnings results for the first quarter ended February 29, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)
Date:	4/8/2004	/s/ Susan G. Schandel
Susan G. Schandel, Vice President & Chief Financial Officer