Form 10-Q
period 2004-05-31
INTERNATIONAL SPEEDWAY CORP
filed 2004-07-09
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Class A Common Stock -28,592,496 shares as of June 30, 2004.
Class B Common Stock -24,665,885 shares as of June 30, 2004.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets
	November 30, 2003	May 31, 2004
		(Unaudited)
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$223,973	$364,275
Short-term investments	201	200
Receivables, less allowance of $1,500 in 2003 and 2004	37,996	49,305
Inventories	5,496	9,397
Prepaid expenses and other current assets	4,078	11,584

Total Current Assets	271,744	434,761

Property and Equipment Held For Sale	-	30,330
Property and Equipment, net of accumulated depreciation of $235,672
and $244,314, respectively	884,623	862,718
Other Assets:
Equity investments	33,706	30,771
Goodwill	92,542	92,542
Other	21,177	25,077

	147,425	148,390

Total Assets	$1,303,792	$1,476,199

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$232,963	$7,390
Accounts payable	15,739	18,655
Deferred income	106,998	167,375
Income taxes payable	6,877	5,709
Other current liabilities	13,928	14,359

Total Current Liabilities	376,505	213,488

Long-Term Debt	75,168	369,966
Deferred Income Taxes	113,414	122,750
Long-Term Deferred Income	11,894	11,913
Other Long-Term Liabilities	346	284
Commitments and Contingencies	-	-
Shareholders' Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized;
28,359,173 and 28,568,591 issued and outstanding at November 30,
2003 and May 31, 2004, respectively	283	286
Class B Common Stock, $.01 par value, 40,000,000 shares authorized;
24,858,610 and 24,689,790 issued and outstanding at November 30,
2003 and May 31, 2004, respectively	249	247
Additional paid-in capital	694,719	696,484
Retained earnings	34,602	65,224
Accumulated other comprehensive loss	(333)	(166)

	729,520	762,075
Less: unearned compensation-restricted stock	(3,055)	(4,277)

Total Shareholders' Equity	726,465	757,798

Total Liabilities and Shareholders' Equity	$1,303,792	$1,476,199

.

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Three Months Ended
	May 31, 2003	May 31, 2004
	(Unaudited)

	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$43,624	$46,179
Motorsports related income	59,261	67,465
Food, beverage and merchandise income	15,179	17,396
Other income	1,526	1,705

	119,590	132,745
EXPENSES:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	23,838	25,853
Motorsports related expenses	25,139	25,694
Food, beverage and merchandise expenses	9,453	11,168
General and administrative expenses	19,623	21,804
Depreciation and amortization	10,461	11,031
Impairment of long-lived assets	-	13,217
Homestead-Miami Speedway track reconfiguration	2,829	-

	91,343	108,767

Operating income	28,247	23,978
Interest income	477	1,105
Interest expense	(5,850)	(6,993)
Loss on early redemption of debt	-	(4,988)
Equity in net loss from equity investments	(1,472)	(1,254)

Income from continuing operations before income taxes	21,402	11,848
Income taxes	8,633	5,206

Income from continuing operations	12,769	6,642
Net loss from discontinued operations, net of income tax benefits of $646 and $300	(277)	(583)

Net income	$12,492	$6,059

Basic earnings per share:
Income from continuing operations	$0.24	$0.12
Loss from discontinued operations	-	(0.01)

Net income	$0.24	$0.11

Diluted earnings per share:
Income from continuing operations	$0.24	$0.12
Loss from discontinued operations	-	(0.01)

Net income	$0.24	$0.11

Dividends per share	$0.06	$0.06

Basic weighted average shares outstanding	53,056,569	53,080,611

Diluted weighted average shares outstanding	53,126,268	53,167,488

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Six Months Ended
	May 31, 2003	May 31, 2004
	(Unaudited)

	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$88,302	$90,623
Motorsports related income	117,138	135,956
Food, beverage and merchandise income	31,154	33,686
Other income	2,871	3,118

	239,465	263,383

EXPENSES:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	42,457	46,641
Motorsports related expenses	43,350	46,916
Food, beverage and merchandise expenses	17,494	20,751
General and administrative expenses	39,596	43,260
Depreciation and amortization	20,510	22,020
Impairment of long-lived assets	-	13,217
Homestead-Miami Speedway track reconfiguration	2,829	-

	166,236	192,805

Operating income	73,229	70,578
Interest income	691	1,759
Interest expense	(11,783)	(12,468)
Loss on early redemption of debt	-	(4,988)
Equity in net loss from equity investments	(3,022)	(2,935)

Income from continuing operations before income taxes	59,115	51,946
Income taxes	23,548	21,118

Income from continuing operations	35,567	30,828
Net income from discontinued operations, net of income taxes of $655 and $1,784	2,289	3,024

Net income	$37,856	$33,852

Basic earnings per share:
Income from continuing operations	$0.67	$0.58
Income from discontinued operations	0.04	0.06

Net income	$0.71	$0.64

Diluted earnings per share:
Income from continuing operations	$0.67	$0.58
Income from discontinued operations	0.04	0.06

Net income	$0.71	$0.64

Dividends per share	$0.06	$0.06

Basic weighted average shares outstanding	53,048,974	53,073,315

Diluted weighted average shares outstanding	53,123,704	53,165,208

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statement of Shareholders' Equity

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Unearned Compensation- Restricted Stock	Total Shareholders' Equity

	(In Thousands)

Balance at November 30, 2003	$283	$249	$694,719	$34,602	$(333)	$(3,055)	$726,465
Activity 12/1/03 - 5/31/04 - unaudited:
Comprehensive income
Net income	-	-	-	33,852	-	-	33,852
Interest rate swap	-	-	-	-	167	-	167

Total comprehensive income							34,019
Cash dividends declared ($.06 per share)	-	-	-	(3,196)	-	-	(3,196)
Exercise of stock options	-	-	37	-	-	-	37
Restricted stock grant	1	-	2,022	-	-	(2,023)	-
Reacquisition of previously issued
common stock	-	-	(352)	(34)	-	-	(386)
Conversion of Class B Common Stock
to Class A Common Stock	2	(2)	-	-	-	-	-
Income tax benefit related to restricted
stock plan	-	-	58	-	-	-	58
Amortization of unearned compensation	-	-	-	-	-	801	801

Balance at May 31, 2004 - unaudited	$286	$247	$696,484	$65,224	$(166)	$(4,277)	$757,798

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Six Months Ended
	May 31, 2003	May 31, 2004
	(Unaudited)

	(In Thousands)
OPERATING ACTIVITIES
Net income	$37,856	$33,852
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	20,510	22,020
Discontinued operations depreciation	1,012	843
Amortization of unearned compensation	841	801
Amortization of financing costs	160	(67)
Deferred income taxes	13,312	9,336
Undistributed loss from equity investments	3,022	2,935
Impairment of long-lived assets	-	13,217
Homestead-Miami Speedway track reconfiguration	2,829	-
Loss on early redemption of debt	-	4,988
Other, net	(65)	12
Changes in operating assets and liabilities:
Receivables, net	(9,355)	(11,309)
Inventories, prepaid expenses and other assets	(8,896)	(11,453)
Accounts payable and other liabilities	(9,709)	(6,367)
Deferred income	57,131	60,396
Income taxes payable	3,572	(1,110)

Net cash provided by operating activities	112,220	118,094

INVESTING ACTIVITIES
Capital expenditures	(22,774)	(39,559)
Proceeds from asset disposals	99	7
Acquisition costs	-	(1,124)
Proceeds from affiliate	4,075	-
Proceeds from short-term investments	200	200
Purchases of short-term investments	(200)	(200)
Other, net	(910)	(406)

Net cash used in investing activities	(19,510)	(41,082)

FINANCING ACTIVITIES
Proceeds from long-term debt	-	299,570
Payment of long-term debt	(5,500)	(231,500)
Payment of long-term debt redemption premium	-	(5,340)
Proceeds from interest rate swaps	-	2,771
Deferred financing costs	-	(1,862)
Reacquisition of previously issued common stock	(328)	(386)
Exercise of Class A Common Stock Options	-	37

Net cash (used in) provided by financing activities	(5,828)	63,290

Net increase in cash and cash equivalents	86,882	140,302
Cash and cash equivalents at beginning of period	109,263	223,973

Cash and cash equivalents at end of period	$196,145	$364,275

See accompanying notes.

International Speedway Corporation
Notes to Consolidated Financial Statements
May 31, 2004
(Unaudited)

1. Basis of Presentation

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and generally accepted accounting principles but do not include all of the information and disclosures required for complete financial statements. The balance sheet at November 30, 2003, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest annual report on Form 10-K for International Speedway Corporation and its wholly owned subsidiaries (the "Company"). In management's opinion, the statements include all adjustments, which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to conform to the financial presentation at May 31, 2004.

In 2003, NASCAR announced that, beginning in 2004, Nextel Communications would replace R.J. Reynolds as the sponsor of its Cup Series. In this document, the term "NASCAR NEXTEL Cup Series," is used referring to the old NASCAR Winston Cup Series (as NASCAR's Cup series was named until 2004) as well as the NASCAR NEXTEL Cup Series.

Because of the seasonal concentration of racing events, the results of operations for the three- and six-month periods ended May 31, 2003 and May 31, 2004 are not indicative of the results to be expected for the year.

Stock-Based Compensation: The Company has a long-term incentive stock plan which it accounts for under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company recognizes stock-based employee compensation cost on its restricted shares awarded over their vesting periods equal to the fair market value of these shares on the date of award. No stock-based employee compensation cost is reflected in net income relating to stock options as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock based employee compensation for the three- and six-month periods ended May 31 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	May 31, 2003	May 31, 2004	May 31, 2003	May 31, 2004

Net income, as reported	$ 12,492	$ 6,059	$ 37,856	$ 33,852
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects

	265	241	513	486
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects

	(323)	(287)	(634)	(572)

Pro forma net income	$ 12,434	$ 6,013	$ 37,735	$ 33,766

Earnings per share:
Basic - as reported	$ 0.24	$ 0.11	$ 0.71	$ 0.64

Basic - pro forma	$ 0.23	$ 0.11	$ 0.71	$ 0.64

Diluted - as reported	$ 0.24	$ 0.11	$ 0.71	$ 0.64

Diluted - pro forma	$ 0.23	$ 0.11	$ 0.71	$ 0.64

2. New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. This interpretation defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. The Company does not currently have any interests in variable interest entities, therefore its adoption of this interpretation in fiscal 2004 did not have an impact on its financial position, results of operations or disclosures.

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three- and six-month periods ended May 31 (in thousands, except share amounts):

	Three Months Ended		Six Months Ended
	May 31, 2003	May 31, 2004	May 31, 2003	May 31, 2004

Basic and diluted numerator:
Net income	$ 12,492	$ 6,059	$ 37,856	$ 33,852

Basic earnings per share calculation:
Denominator
Weighted average shares outstanding	53,056,569	53,080,611	53,048,974	53,073,315

Basic earnings per share
Net income	$ 0.24	$ 0.11	$ 0.71	$ 0.64

Diluted earnings per share calculation:
Denominator
Weighted average shares outstanding	53,056,569	53,080,611	53,048,974	53,073,315
Common stock options	955	7,795	639	7,668
Contingently issuable shares	68,744	79,082	74,091	84,225

Diluted weighted average shares
outstanding	53,126,268	53,167,488	53,123,704	53,165,208

Diluted earnings per share
Net income	$ 0.24	$ 0.11	$ 0.71	$ 0.64

Anti-dilutive shares excluded in the
computation of diluted earnings per share	54,154	3,269	50,787	1,635

4. Acquisition

In May 2004, the Company announced that through its North Carolina Speedway, Inc. subsidiary it had entered into an agreement to acquire the assets of Martinsville Speedway ("Martinsville"), and to assume the operations as well as certain liabilities of Martinsville for approximately $192 million, plus certain acquisition costs. Through May 31, 2004, the Company has recorded approximately $2.3 million of capitalized acquisition related costs, which are included in other assets. Martinsville is privately owned, and certain members of the France Family Group, which controls in excess of 60% of the combined voting interest of the Company, own 50% of Martinsville. The acquisition will be funded by $100.4 million in proceeds from the sale of the assets of North Carolina Speedway ("North Carolina") (see Note 5) and approximately $91.6 million in cash. The Martinsville acquisition is expected to close in July 2004. Martinsville's operations will be included in the Company's consolidated operations subsequent to the date of acquisition.

Located in Virginia near Greensboro and Winston-Salem, Martinsville is one of only two one-half mile tracks on the NASCAR NEXTEL Cup Series circuit. It seats approximately 63,000 grandstand spectators and offers premium accommodations in the facility's 25 suites. Martinsville annually conducts two NASCAR NEXTEL Cup and NASCAR Craftsman Truck series event weekends, including one during the Chase for the NASCAR NEXTEL Cup, which, assuming the acquisition of Martinsville closes on schedule, will be included in the Company's fiscal 2004 fourth quarter operations. In addition, Martinsville hosts a NASCAR Late Model Stock Car event annually. These events strengthen the Company's presence in the motorsports industry and afford the Company further expansion opportunities in terms of seat and suite additions, as well as increased fan amenities.

The purchase price for the Martinsville acquisition is subject to certain non-material adjustments and prorations at closing, and will be allocated to the assets acquired and liabilities assumed based upon their fair market values at the acquisition date, as determined by an independent appraisal. Included in this acquisition are certain indefinite-lived intangible assets attributable to the NASCAR sanction agreements currently in place and goodwill.

5. Discontinued Operations

The operations of North Carolina were included in the Motorsports Event segment. For the three- and six-month periods ended May 31, 2003 and 2004, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations of North Carolina are presented as discontinued operations. During the three months ended May 31, 2003 and 2004, total revenues recognized by North Carolina were approximately $97,000 and $215,000, respectively, and pre-tax loss was approximately $923,000 and $883,000, respectively. During the six months ended May 31, 2003 and 2004, total revenues recognized by North Carolina were approximately $11.2 million and $13.7 million, respectively, and pre-tax income was approximately $2.9 million and $4.8 million, respectively.

6. Impairment of Long-Lived Assets

SFAS No. 144 requires impairment losses equal to the difference between the carrying value of the asset and its fair value to be recognized for long-lived assets, if events or circumstances indicate that the carrying value of an asset may not be recoverable. In May 2004, the Company announced its intention to request realignment of the NASCAR Busch Series and Indy Racing League IndyCar Series events, currently conducted at Nazareth Speedway ("Nazareth"), to other motorsports facilities within its portfolio and its intention to suspend indefinitely major motorsports event operations at the facility after completion of its fiscal 2004 events. The Company believes that it can more successfully grow these events over the long term at a facility other than Nazareth and is currently working toward realignments with the sanctioning bodies involved.

The realignment of the events conducted at Nazareth and the indefinite suspension of major motorsports event operations at the facility are expected to have a significant adverse effect on Nazareth's future revenues and cash flows. As a result of these changes in Nazareth's operations, in the second quarter of fiscal 2004 a detailed analysis of Nazareth's long-lived assets and their estimated future undiscounted cash flows was completed. The projected undiscounted cash flow analysis was not sufficient to recover the carrying amount of Nazareth's property and equipment. The Company evaluated Nazareth's long-lived assets' estimated fair value using a discounted cash flow assessment as well as comparable prices for similar property, which resulted in the identification and measurement of an impairment loss of approximately $13.2 million, or $0.16 per diluted share.

7. Goodwill and Intangible Assets

The gross carrying value and accumulated amortization of the major classes of intangible assets relating to the Motorsports Events segment, which are included in other assets on the accompanying balance sheet, are as follows (in thousands):

November 30, 2003
	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Food, beverage and merchandise contracts	$ 276	$ 44

Total amortized intangible assets	$ 276	$ 44

Non-amortized intangible assets:
Water rights	$ 535
Liquor licenses	266

Total non-amortized intangible assets	$ 801

May 31, 2004
	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Food, beverage and merchandise contracts	$ 276	$ 65

Total amortized intangible assets	$ 276	$ 65

Non-amortized intangible assets:
Water rights	$ 535
Liquor licenses	266

Total non-amortized intangible assets	$ 801

The following table presents current and expected amortization expense of the existing intangible assets as of May 31, 2004 for each of the following periods (in thousands):

Aggregate amortization expense:
For the six months ended May 31, 2004	$ 21
Estimated amortization expense for the year ending November 30:
2004	49
2005	48
2006	43
2007	43
2008	43

There were no changes in the carrying amount of goodwill during the six months ended May 31, 2004.

8. Long-Term Debt

Long-term debt consists of the following (in thousands):

	November 30, 2003	May 31, 2004

7.875% Senior Notes	$ 226,226	$
7.875% Senior Notes, interest rate swap	(153)	-
4.20% Senior Notes due 2009	-	151,869
5.40% Senior Notes due 2014	-	149,889
TIF bond debt service funding commitment	68,558	68,598
Term Loan	13,500	7,000

	308,131	377,356
Less: current portion	232,963	7,390

	$ 75,168	$ 369,966

On April 23, 2004, the Company completed an offering of $300.0 million principal amount of unsecured senior notes ("2004 Senior Notes") in a private placement. At May 31, 2004, outstanding 2004 Senior Notes totaled approximately $301.8 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 4.2% and are due April 2009 ("4.2% Senior Notes") and $150.0 million principal amount unsecured senior notes, which bear interest at 5.4% and are due April 2014. The 2004 Senior Notes require semi-annual interest payments beginning October 15, 2004 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at the option of the Company, at any time or from time to time at redemption prices as defined in the indenture. The Company's subsidiaries are guarantors of the 2004 Senior Notes. The 2004 Senior Notes also contain various restrictive covenants.

Total gross proceeds from the sale of the 2004 Senior Notes were $300.0 million, net of discounts of approximately $431,000 and approximately $2.4 million of deferred financing fees. The deferred financing fees will be treated as additional interest expense and amortized over the life of the 2004 Senior Notes on an effective yield method. In March 2004, the Company entered into interest rate swap agreements to effectively lock in the interest rate on approximately $150.0 million of the 4.2% Senior Notes. The Company terminated these interest rate swap agreements on April 23, 2004 and received approximately $2.2 million, which is being amortized over the life of the 4.2% Senior Notes.

In January 2004, the Company terminated the interest rate swap agreement on the 7.875% senior notes ("1999 Senior Notes") and received approximately $544,000, which was being amortized over the remaining life of the 1999 Senior Notes. On May 28, 2004, the Company used the net proceeds from the 2004 Senior Notes to redeem and retire all outstanding $225.0 million principal amount of the 1999 Senior Notes, which were due October 15, 2004, including the payment of a redemption premium in the amount of approximately $5.3 million and accrued interest.

The net redemption premium, associated unamortized net deferred financing costs, unamortized original issuance discount and unamortized deferred gain related to previously deferred interest rate swap terminations, associated with the 1999 Senior Notes were recorded as a loss on early redemption of debt totaling approximately $5.0 million in May 2004.

In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas ("Unified Government"), issued approximately $71.3 million in taxable special obligation revenue ("TIF") bonds in connection with the financing of construction of Kansas Speedway. At May 31, 2004, outstanding TIF bonds totaled approximately $68.6 million, net of the unamortized discount, which is comprised of a $20.2 million principal amount, 6.15% term bond due December 1, 2017 and $49.7 million principal amount, 6.75% term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes ("Funding Commitment") by the Company's wholly-owned subsidiary, Kansas Speedway Corporation ("KSC"). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation. The bond financing documents contain various restrictive covenants. The Company has agreed to guarantee KSC's Funding Commitment until certain financial conditions have been met.

The Company has a $300.0 million revolving credit facility ("Credit Facility"), which is scheduled to mature in September 2008 and accrues interest at LIBOR plus 62.5 - 150 basis points, based on the Company's highest debt rating as determined by specified rating agencies. At May 31, 2004, the Company did not have any borrowings outstanding under the Credit Facility. The Credit Facility contains various restrictive covenants.

The Company's Miami subsidiary has a $7.0 million term loan ("Term Loan"), which is guaranteed by the Company and has the same restrictive covenants as the Credit Facility. The final payment under the Term Loan is payable on December 31, 2004. The Company's Miami subsidiary has an interest rate swap agreement that effectively fixes the floating rate on the outstanding balance under the Term Loan at 5.6% plus 50 -100 basis points, based on certain consolidated financial criteria of the Company, for the remainder of the loan period.

Total interest incurred by the Company was approximately $5.9 million and $7.0 million for the three months ended May 31, 2003 and 2004, respectively, and $11.8 million and $12.5 million for the six months ended May 31, 2003 and 2004, respectively. Total interest capitalized for the three months ended May 31, 2003 and 2004, was approximately $146,000 and $194,000, respectively, and approximately $238,000 and $473,000 for the six months ended May 31, 2003 and 2004, respectively.

Financing costs of approximately $8.0 million, net of accumulated amortization, have been deferred and are included in other assets at May 31, 2004. These costs are being amortized on an effective yield method over the life of the related financing.

9. Related Party Disclosures and Transactions

All of the racing events that take place during the Company's fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association ("AHRMA"), the American Motorcyclist Association ("AMA"), the Automobile Racing Club of America ("ARCA"), the Championship Cup Series ("CCS"), the Federation Internationale de l'Automobile ("FIA"), the Federation Internationale Motocycliste ("FIM"), the Grand American Road Racing Association ("Grand American"), Historic Sportscar Racing ("HSR"), the International Race of Champions ("IROC"), the Indy Racing League ("IRL"), the National Association for Stock Car Auto Racing, Inc. ("NASCAR"), the Sports Car Club of America ("SCCA"), the Sportscar Vintage Racing Association ("SVRA"), the United States Auto Club ("USAC"), and the World Karting Association ("WKA"). NASCAR, which sanctions some of the Company's principal racing events, is a member of the France Family Group, which controls approximately 60% of the combined voting power of the outstanding stock of the Company, and some members of which serve as directors and officers. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors, which are exclusive of NASCAR sanction fees, totaled approximately $20.1 million and $21.8 million for the three months ended May 31, 2003 and 2004, respectively, and approximately $41.0 million and $45.4 million for the six months ended May 31, 2003 and 2004, respectively.

NASCAR contracts directly with certain network providers for television rights to the entire NASCAR NEXTEL Cup and NASCAR Busch series schedules. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR NEXTEL Cup and NASCAR Busch series event. Under the terms of this arrangement, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR NEXTEL Cup or NASCAR Busch series event as a component of its sanction fees and remits the remaining 90% to the event promoter. The event promoter pays 25% of the gross broadcast rights fees allocated to the event as part of the previously discussed prize money paid to NASCAR for disbursement to competitors. The Company's television broadcast and ancillary rights fees received from NASCAR for the NASCAR NEXTEL Cup and NASCAR Busch series events conducted at its wholly-owned facilities were $32.5 million and $39.6 million for the three months ended May 31, 2003 and 2004, respectively, and approximately $72.1 million and $88.0 million for the six months ended May 31, 2003 and 2004, respectively.

10. Commitments and Contingencies

In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds ("2002 STAR Bonds") totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway's boundaries and are not the Company's obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At May 31, 2004, the Unified Government had $5.8 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC's guarantee of the 2002 STAR Bonds.

The Company is a member of Motorsports Alliance, LLC ("Motorsports Alliance") (owned 50% by the Company and 50% by Indianapolis Motor Speedway LLC), which owns 75% of Raceway Associates, LLC ("Raceway Associates"). Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway. Raceway Associates has a term loan arrangement, which requires quarterly principal and interest payments and matures November 15, 2012, and a $15 million secured revolving credit facility, which matures September 15, 2005. At May 31, 2004, Raceway Associates had approximately $40.4 million outstanding under its term loan and no borrowings outstanding under its credit facility. Under a keepwell agreement, the members of Motorsports Alliance have agreed to provide financial assistance to Raceway Associates, if necessary, on a pro rata basis to support its performance under its term loan and credit facility.

In connection with the Company's automobile and workers' compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties. The letters of credit, which expire on December 15, 2004, increase to a maximum of approximately $2.3 million and are automatically renewed on an annual basis. At May 31, 2004, there were no amounts drawn on the standby letters of credit.

The Internal Revenue Service (the "Service") is currently performing a periodic examination of the Company's federal income tax returns for the years ended November 30, 1999, 2000, 2001 and 2002 and is examining the tax depreciation treatment for a significant portion of its motorsports entertainment facility assets. In accordance with SFAS No. 109 "Accounting for Income Taxes" the Company has accrued a deferred tax liability based on the differences between its financial reporting and tax bases of such assets. The Company believes that its application of the federal income tax regulations in question, which have been applied consistently since being adopted in 1986 and have been subjected to previous Service audits, is appropriate, and intends to vigorously defend the merits of its position, if necessary. While an adverse resolution of these matters could result in a material negative impact on cash flow, the Company believes that it has provided adequate reserves in its consolidated financial statements as of May 31, 2004, and, as a result, does not expect that such an outcome would have a material adverse impact on results of operations. The Company believes that its existing cash, cash equivalents and short-term investments, combined with the cash provided by current operations and available borrowings under its Credit Facility will be sufficient to fund its: (i) operations and approved capital projects at existing facilities for the foreseeable future; (ii) payments required in connection with the funding of the Unified Government's debt service requirements related to the TIF bonds; (iii) payments related to its existing debt service commitments; (iv) any potential payments associated with its keepwell agreements; and (v) any adjustment that may ultimately occur as a result of the examination by the Service.

The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation will have a material adverse effect on the Company's financial condition or results of operations.

In addition to such routine litigation incident to its business, the Company is a party to other legal proceedings described below.

Current Litigation

In February 2002 the Company was served in a proceeding filed in the United States District Court for the Eastern District of Texas. The case is styled Francis Ferko, and Russell Vaughn as Shareholders of Speedway Motorsports, Inc. vs. National Association of [sic] Stock Car Auto Racing, Inc., International Speedway Corporation, and Speedway Motorsports, Inc . The overall gist of the allegations contained in the complaint was that Texas Motor Speedway should have a second NASCAR Winston Cup Series date annually and that NASCAR should be required by the court to grant Texas Motor Speedway a second NASCAR Winston Cup Series date annually. The portion of the complaint that included the Company alleged that it conspired with NASCAR and members of the France Family to "refuse to offer a new Winston Cup race date to any non-ISC owned track whenever ISC has desired to host an additional Winston Cup race." The complaint sought unspecified monetary damages from the Company, which were claimed to have resulted to Speedway Motorsports from the alleged conspiracy as well as treble damages under the anti-trust laws. Through the Company's participation in court ordered mediation the terms of the Settlement Agreement were reached in April 2004. Upon the satisfaction of certain preconditions to the Settlement Agreement becoming effective it was filed with the court in May 2004. Pursuant to the terms of the Settlement Agreement, the Company's North Carolina Speedway, Inc. subsidiary sold North Carolina's tangible and intangible assets and operations to a subsidiary of Speedway Motorsports for $100.4 million. The sale of North Carolina's assets closed on July 1, 2004. The Settlement Agreement which was approved by the Court on July 1, 2004, releases ISC and NASCAR from all claims related to the litigation. The released claims include, but are not limited to, allegations or assertions with respect to the awarding and/or sanctioning of races, the effect of the common control of NASCAR and ISC residing in the France Family Group, and the market power either individually or jointly of NASCAR and ISC.

11. Segment Reporting

The following tables provide segment reporting of the Company for the three- and six- month periods ended May 31, 2003 and 2004 (in thousands):

	Three Months Ended May 31, 2003

	Motorsports Event	All Other	Total

Revenues	$ 112,465	$ 9,441	$ 121,906
Depreciation and amortization	9,014	1,447	10,461
Operating income	27,064	1,183	28,247
Capital expenditures	10,320	309	10,629
Total assets	1,076,512	175,975	1,252,487
Equity investments	28,130	-	28,130

	Three Months Ended May 31, 2004

	Motorsports Event	All Other	Total

Revenues	$ 123,167	$ 11,999	$ 135,166
Depreciation and amortization	9,598	1,433	11,031
Operating income	21,395	2,583	23,978
Capital expenditures	15,699	1,683	17,382
Total assets	1,225,973	250,226	1,476,199
Equity investments	30,771	-	30,771

	Six Months Ended May 31, 2003

	Motorsports Event	All Other	Total

Revenues	$ 226,353	$ 18,535	$ 244,888
Depreciation and amortization	17,696	2,814	20,510
Operating income	69,940	3,289	73,229
Capital expenditures	20,165	2,609	22,774

	Six Months Ended May 31, 2004

	Motorsports Event	All Other	Total

Revenues	$ 246,943	$ 22,196	$ 269,139
Depreciation and amortization	19,229	2,791	22,020
Operating income	65,081	5,497	70,578
Capital expenditures	26,014	13,545	39,559

Intersegment revenues were approximately $2.3 million and $2.4 million for the three months ended May 31, 2003 and 2004, respectively and approximately $5.4 million and $5.8 million for the six months ended May 31, 2003 and 2004, respectively.

12. Condensed Consolidating Financial Statements

In connection with the 2004 Senior Notes, the Company is required to provide condensed consolidating financial information for its subsidiary guarantors. All of the Company's subsidiaries have, jointly and severally, fully and unconditionally guaranteed, to each holder of 2004 Senior Notes and the trustee under the Indenture for the 2004 Senior Notes, the full and prompt performance of the Company's obligations under the indenture and the 2004 Senior Notes, including the payment of principal (or premium, if any, on) and interest on the 2004 Senior Notes, on an equal and ratable basis.

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

In the absence of both default and notice, there are no restrictions imposed by the Company's Credit Facility, 2004 Senior Notes, or guarantees on the Company's ability to obtain funds from its subsidiaries by dividend or loan. The Company has not presented separate financial statements for each of the guarantors, because it has deemed that such financial statements would not provide the investors with any material additional information.

Included in the tables below, are condensed consolidating balance sheets as of November 30, 2003 and May 31, 2004, and the condensed consolidating statements of operations for the three- and six-month periods ended May 31, 2003 and 2004, and the condensed consolidating statements of cash flows for the six-month periods ended May 31, 2003 and 2004, of: (a) the Parent; (b) the guarantor subsidiaries; (c) elimination entries necessary to consolidate Parent with guarantor subsidiaries; and (d) the Company on a consolidated basis (in thousands).

	Condensed Consolidating Balance Sheet at November 30, 2003

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Current assets	$ 16,105	$ 264,396	$ (8,757)	$ 271,744
Property and equipment, net	126,965	757,658	-	884,623
Advances to and investments in subsidiaries	1,450,303	425,580	(1,875,883)	-
Other assets	14,388	133,037	-	147,425

Total Assets	$ 1,607,761	$ 1,580,671	$ (1,884,640)	$ 1,303,792

Current liabilities	$ 235,547	$ 149,373	$ (8,415)	$ 376,505
Long-term debt	425,573	(3,757)	(346,648)	75,168
Deferred income taxes	45,479	67,935	-	113,414
Other liabilities	13	12,227	-	12,240
Total shareholders' equity	901,149	1,354,893	(1,529,577)	726,465

Total Liabilities and Shareholders' Equity	$ 1,607,761	$ 1,580,671	$ (1,884,640)	$ 1,303,792

	Condensed Consolidating Balance Sheet at May 31, 2004

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Current assets	$ 15,841	$ 429,276	$ (10,356)	$ 434,761
Property and equipment held for sale	-	30,330	-	30,330
Property and equipment, net	127,632	735,086	-	862,718
Advances to and investments in subsidiaries	1,489,369	412,733	(1,902,102)	-
Other assets	18,447	129,943	-	148,390

Total Assets	$ 1,651,289	$ 1,737,368	$ (1,912,458)	$ 1,476,199

Current liabilities	$ 16,943	$ 206,901	$ (10,356)	$ 213,488
Long-term debt	714,491	28,326	(372,851)	369,966
Deferred income taxes	58,715	64,035	-	122,750
Other liabilities	13	12,184	-	12,197
Total shareholders' equity	861,127	1,425,922	(1,529,251)	757,798

Total Liabilities and Shareholders' Equity	$ 1,651,289	$ 1,737,368	$ (1,912,458)	$ 1,476,199

	Condensed Consolidating Statement of Operations For The Three Months Ended May 31, 2003

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 521	$ 150,628	$ (31,559)	$ 119,590
Total expenses	6,753	116,149	(31,559)	91,343
Operating (loss) income	(6,232)	34,479	-	28,247
Interest and other (expense) income, net	(4,374)	799	(3,270)	(6,845)
Net (loss) income	(14,235)	29,997	(3,270)	12,492

	Condensed Consolidating Statement of Operations For The Three Months Ended May 31, 2004

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 534	$ 145,645	$ (13,434)	$ 132,745
Total expenses	8,316	113,885	(13,434)	108,767
Operating (loss) income	(7,782)	31,760	-	23,978
Interest and other (expense) income, net	(9,646)	631	(3,115)	(12,130)
Net (loss) income	(21,186)	30,360	(3,115)	6,059

	Condensed Consolidating Statement of Operations For The Six Months Ended May 31, 2003

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 1,026	$ 301,080	$ (62,641)	$ 239,465
Total expenses	14,751	214,126	(62,641)	166,236
Operating (loss) income	(13,725)	86,954	-	73,229
Interest and other (expense) income, net	(4,779)	1,265	(10,600)	(14,114)
Net (loss) income	(30,436)	78,892	(10,600)	37,856

	Condensed Consolidating Statement of Operations For The Six Months Ended May 31, 2004

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 1,081	$ 316,780	$ (54,478)	$ 263,383
Total expenses	16,419	230,864	(54,478)	192,805
Operating (loss) income	(15,338)	85,916	-	70,578
Interest and other (expense) income, net	(7,900)	833	(11,565)	(18,632)
Net (loss) income	(37,336)	82,753	(11,565)	33,852

	Condensed Consolidating Statement of Cash Flows For The Six Months Ended May 31, 2003

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$ (816)	$ 125,219	$ (12,183)	$ 112,220
Net cash provided by (used in) investing activities	53,263	(84,956)	12,183	(19,510)
Net cash used in financing activities	(328)	(5,500)	-	(5,828)

	Condensed Consolidating Statement of Cash Flows For The Six Months Ended May 31, 2004

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$ (14,231)	$ 144,232	$ (11,907)	$ 118,094
Net cash (used in) provided by investing activities	(54,712)	1,723	11,907	(41,082)
Net cash provided by (used in) financing activities	69,790	(6,500)	-	63,290

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

General

In 2003, NASCAR announced that, beginning in 2004, Nextel Communications would replace R.J. Reynolds as the sponsor of its Cup Series. In this document, when we use the term "NASCAR NEXTEL Cup Series," we are referring to the old NASCAR Winston Cup Series (as NASCAR's Cup series was named until 2004) as well as the NASCAR NEXTEL Cup Series.

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

"Motorsports related income" primarily includes television, radio and ancillary rights fees, promotion and sponsorship fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating), advertising revenues, royalties from licenses of our trademarks and track rentals. Our revenues from corporate sponsorships are paid in accordance with negotiated contracts, with the identities of sponsors and the terms of sponsorship changing from time to time. NASCAR contracts directly with certain network providers for television rights to the entire NASCAR NEXTEL Cup and NASCAR Busch series schedules. NASCAR's current broadcast contracts with NBC Sports and Turner Sports extend through 2006 and through 2008 with FOX and its FX cable network (with the final two years at NASCAR's option). Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR NEXTEL Cup and NASCAR Busch series event. Under the terms of this arrangement, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR NEXTEL Cup or NASCAR Busch series event as a component of its sanction fees and remits the remaining 90% to the event promoter. The event promoter pays 25% of the gross broadcast rights fees allocated to the event as part of awards to the competitors.

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

Revenue Recognition.Advance ticket sales and event-related revenues for future events are deferred until earned, which is generally once the events are conducted. The recognition of event-related expenses is matched with the recognition of event-related revenues. Revenues and related expenses from the sale of merchandise to retail customers, catalog and internet sales and direct sales to dealers are recognized at the time of sale. We believe that our revenue recognition policies follow guidance issued by the SEC in Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements."

Accounts Receivable.We review the valuation of our accounts receivable on a monthly basis. The allowance for doubtful accounts is estimated based on historical experience of write-offs and future expectations of conditions that might impact the collectibility of accounts.

Long-lived Assets and Goodwill.Our consolidated balance sheets include significant amounts of long-lived assets and goodwill. Current accounting standards require testing these assets for impairment based on assumptions regarding our future business outlook. While we continue to review and analyze many factors that can impact our business prospects in the future, our analyses are subjective and are based on conditions existing at and trends leading up to the time the assumptions are made. Actual results could differ materially from these assumptions. Our judgments with regard to our future business prospects could impact whether or not an impairment is deemed to have occurred, as well as the timing of the recognition of such an impairment charge.

Insurance.We use a combination of insurance and self-insurance for a number of risks including general liability, workers' compensation, vehicle liability and employee-related health care benefits. Liabilities associated with the risks that we retain are estimated by considering various historical trends and forward looking assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Derivative Instruments.From time to time, we utilize derivative instruments in the form of interest rate swaps to assist in managing our interest rate risk. We do not enter into any derivative instruments for trading purposes. All of our derivative instruments qualify, or have qualified, for the use of the "short-cut" method of accounting to assess hedge effectiveness in accordance with SFAS No. 133, as amended, and are recognized in our consolidated balance sheet at their fair value. The fair values of our derivative investments are based on quoted market prices at the date of measurement.

Income Taxes.Our estimates of deferred income taxes and the significant items giving rise to deferred tax assets and liabilities reflect our assessment of actual future taxes to be paid on items reflected in our financial statements, giving consideration to both timing and probability of realization. Actual income taxes could vary significantly from these estimates due to future changes in income tax law or changes or adjustments resulting from final review of our tax returns by taxing authorities, which could also adversely impact our cash flow.

Contingent Liabilities.Our determination of the treatment of contingent liabilities in the financial statements is based on our view of the expected outcome of the applicable contingency. In the ordinary course of business we consult with legal counsel on matters related to litigation and other experts both within and outside our Company. We accrue a liability if the likelihood of an adverse outcome is probable and the amount is estimable. We disclose the matter but do not accrue a liability if either the likelihood of an adverse outcome is only reasonably possible or an estimate is not determinable. Legal and other costs incurred in conjunction with loss contingencies are expensed as incurred.

Acquisition and Divestiture

In May 2004, we announced that through our North Carolina Speedway, Inc. subsidiary we had entered into an agreement to acquire the assets of Martinsville Speedway ("Martinsville"), and to assume the operations as well as certain liabilities of Martinsville for approximately $192 million, plus certain acquisition costs. Martinsville is privately owned, and certain members of the France Family Group, which controls in excess of 60% of the combined voting interest of the Company, own 50% of Martinsville. The acquisition will be funded by $100.4 million in proceeds from the sale of the assets of North Carolina Speedway ("North Carolina") and approximately $91.6 million in cash. The Martinsville acquisition is expected to close in July 2004, and will be accounted for under the purchase method of accounting. Martinsville's operations will be included in our consolidated operations subsequent to the date of acquisition. Through May 31, 2004, we recorded approximately $2.3 million of capitalized acquisition related costs, which are included in other assets.

Located in Virginia near Greensboro and Winston-Salem, Martinsville is one of only two one-half mile tracks on the NASCAR NEXTEL Cup Series circuit. It seats approximately 63,000 grandstand spectators and offers premium accommodations in the facility's 25 suites. Martinsville annually conducts two NASCAR NEXTEL Cup and NASCAR Craftsman Truck series event weekends, including one during the Chase for the NASCAR NEXTEL Cup which, assuming the acquisition of Martinsville closes on schedule, will be included in our fiscal 2004 fourth quarter results of operations. In addition, Martinsville hosts a NASCAR Late Model Stock Car event annually. These events strengthen our presence in the motorsports industry and afford us further expansion opportunities in terms of seat and suite additions, as well as increased fan amenities.

The purchase price for the Martinsville acquisition is subject to certain non-material adjustments and prorations at closing, and will be allocated to the assets acquired and liabilities assumed based upon their fair market values at the acquisition date, as determined by an independent appraisal. Included in this acquisition are certain indefinite-lived intangible assets attributable to the NASCAR sanction agreements currently in place and goodwill.

As required by the settlement agreement in the Ferko/Vaughn litigation ("Settlement Agreement") (see Part II - Other Information under Legal Proceedings) dated April 8, 2004, our North Carolina Speedway, Inc. subsidiary entered into an Asset Purchase Agreement with a subsidiary of Speedway Motorsports, Inc. ("SMI") for the sale of the tangible and intangible assets and operations of North Carolina. Under the terms of the Settlement Agreement, SMI's subsidiary purchased North Carolina's assets and assumed its operations for approximately $100.4 million in cash. The sale of North Carolina's assets closed on July 1, 2004 and we expect to record an approximate $36 million after-tax gain in our third quarter of fiscal 2004.

For the three- and six-month periods ended May 31, 2003 and 2004, in accordance with Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," the results of operations of North Carolina are presented as discontinued operations and its assets being sold are presented as property and equipment held for sale in our May 31, 2004 consolidated balance sheet.

Impairment of Long-Lived Assets

SFAS No. 144 requires impairment losses equal to the difference between the carrying value of the asset and its fair value to be recognized for long-lived assets, if events or circumstances indicate that the carrying value of an asset may not be recoverable. In May 2004, we announced our intention to request realignment of the NASCAR Busch Series and Indy Racing League IndyCar Series events, currently conducted at Nazareth Speedway ("Nazareth"), to other motorsports facilities within our portfolio and our intention to suspend indefinitely major motorsports event operations at the facility after completion of its fiscal 2004 events. We believe that we can more successfully grow these events over the long term at a facility other than Nazareth and we are currently working toward realignments with the sanctioning bodies involved.

The realignment of the events conducted at Nazareth and the indefinite suspension of major motorsports event operations at the facility are expected to have a significant adverse effect on Nazareth's future revenues and cash flows. As a result of these changes in Nazareth's operations, in the second quarter of fiscal 2004 a detailed analysis of Nazareth's long-lived assets and their estimated future undiscounted cash flows was completed. The projected undiscounted cash flow analysis was not sufficient to recover the carrying amount of Nazareth's property and equipment. We evaluated Nazareth's long-lived assets' estimated fair value using a discounted cash flow assessment as well as comparable prices for similar property, which resulted in the identification and measurement of an impairment loss of approximately $13.2 million, or $0.16 per diluted share.

Future Trends in Operating Results

Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction events at our facilities, particularly with NASCAR, whose sanctioned events at our wholly-owned facilities accounted for approximately 85% of our revenues in fiscal 2003. In January 2003, NASCAR announced it would entertain and discuss proposals from track operators regarding potential realignment of NASCAR NEXTEL Cup Series dates to more geographically diverse and potentially more desirable markets where there may be greater demand, resulting in an opportunity for increased revenues to the track operators. In June 2003, we announced that NASCAR approved our proposal for realignment of NASCAR NEXTEL Cup Series events among certain of our facilities for the 2004 season. The net result of these realignments was that The California Speedway ("California") will host an additional NASCAR NEXTEL Cup Series event weekend during the Labor Day weekend beginning in 2004 and the schedule of events at North Carolina was reduced to one NASCAR NEXTEL Cup Series event weekend in February 2004. Further, in May 2004 we received NASCAR's approval for the realignment of additional NASCAR NEXTEL Cup events in our portfolio beginning in fiscal 2005. The net results of these additional realignments is the addition of a second NEXTEL Cup weekend for Phoenix International Raceway ("Phoenix") beginning in 2005 and the reduction of Darlington's event schedule by one NEXTEL Cup weekend. We believe that these realignments will result in a net positive impact to our fiscal 2004 and 2005 revenue and earnings and will provide an opportunity to increase the sport's exposure in highly desirable markets, which will benefit the sport's fans, teams, sponsors and television broadcast partners as well. NASCAR has indicated that it is open to discussion regarding additional date realignments. We believe we are well positioned to capitalize on these future opportunities.

Fiscal 2001 was our first year under NASCAR's multi-year consolidated television broadcast rights agreements with NBC Sports, Turner Sports, FOX and FX. These agreements cover the domestic broadcast of NASCAR's NEXTEL Cup and Busch series racing seasons from 2001 through 2006. As a result, our combined television broadcast and ancillary rights revenues increased approximately 84% in fiscal 2001, approximately 15% in fiscal 2002, approximately 17% in 2003 and are expected to increase approximately 21% in fiscal 2004, as compared to the respective prior fiscal years. We expect media rights revenues, as well as variable costs tied to the percentage of broadcast rights fees required to be paid to competitors as part of NASCAR NEXTEL Cup and NASCAR Busch series sanction agreements, to continue to increase over the term of the current contracts based on NASCAR's announcement that the annual increase in the domestic television rights fees will range between 15% and 21% from 2001 through 2006. Television broadcast and ancillary rights fees received from NASCAR for the NASCAR NEXTEL Cup and NASCAR Busch series events conducted at our wholly-owned facilities for the three months and six months ended May 31, 2004 were $39.6 million and $88.0 million, respectively, as compared to $32.5 million and $72.1 million, respectively, during the same periods of the prior year.

NASCAR prize and point fund monies, as well as sanction fees ("NASCAR direct expenses"), are outlined in the sanction agreement for each event and are negotiated in advance of an event. As previously discussed, included in these NASCAR direct expenses are 25% of the domestic television broadcast rights fees allocated to our NASCAR NEXTEL Cup and NASCAR Busch series events as part of prize and point fund money. These annually negotiated contractual amounts paid to NASCAR contribute to the support and growth of the sport of NASCAR stock car racing through payments to the teams and sanction fees paid to NASCAR. As such, we do not expect these costs to decrease in the future as a percentage of admissions and motorsports related income. We anticipate any operating margin improvement to come primarily from economies of scale and controlling costs in areas such as motorsports related and general and administrative expenses.

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

An important component of our operating strategy has been our long-standing practice of focusing closely on supply and demand regarding additional capacity at our facilities. We continually evaluate the demand for our most popular racing events in order to add capacity that we believe will provide an acceptable rate of return on invested capital. Through prudent expansion, we attempt to keep demand at a higher level than supply, which stimulates ticket renewals and advance sales. Advance ticket sales result in earlier cash flow and reduce the potential negative impact of actual and forecasted inclement weather on ticket sales. While we will join with sponsors and offer promotions to generate additional ticket sales, we avoid rewarding last-minute ticket buyers by discounting tickets. We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth than to recognize short-term incremental revenue. We recognize that a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment and other lifestyle and business conditions, can negatively impact attendance at our events. Based upon recent economic conditions, we instituted only modest increases in our weighted average ticket prices for fiscal 2004. In addition, we have limited the expansion of capacity at our facilities in fiscal 2004 to approximately 1,400 additional seats at Richmond that have been sold on a season basis. We will continue to evaluate expansion opportunities, as well as the pricing and packaging of our tickets and other products, on an ongoing basis. Over the long term, we plan to continue to expand capacity at our speedways.

From time to time, we are a party to routine litigation incidental to our business. We do not believe that the resolution of any or all of such litigation will have a material adverse effect on our financial condition or results of operations.

Our future operating results could be adversely impacted by the postponement or cancellation of one or more major motorsports events. A postponement or cancellation could be caused by a number of factors, including inclement weather, a general postponement or cancellation of all major sporting events in this country (as occurred following the September 11, 2001 terrorist attacks), a terrorist attack at any mass gathering or fear of such an attack, conditions resulting from the war with Iraq or other acts or prospects of war.

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

The 2004 IRL event weekend at Homestead-Miami Speedway ("Miami") was conducted in our first fiscal quarter as compared to being conducted in our second fiscal quarter in 2003. As well, the 2004 NASCAR Craftsman Truck Series event at Darlington will be conducted in our fourth fiscal quarter as compared to being conducted in our second fiscal quarter in 2003. These scheduling changes impact the comparability of the respective reporting periods.

Because of the seasonal concentration of racing events, the results of operations for the three-and six-month periods ended May 31, 2004 and 2004 are not indicative of the results to be expected for the year.

Comparison of the Results for the Three and Six Months Ended May 31, 2004 to the Results for the Three and Six Months Ended May 31, 2003.

The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2003	2004	2003	2004
	(Unaudited)		(Unaudited)

Revenues:
Admissions, net	36.5%	34.8%	36.9%	34.4%
Motorsports related income	49.5	50.8	48.9	51.6
Food, beverage and merchandise income	12.7	13.1	13.0	12.8
Other income	1.3	1.3	1.2	1.2

Total revenues	100.0	100.0	100.0	100.0
Expenses:
Direct expenses:
Prize and point fund monies and NASCAR
sanction fees	19.9	19.5	17.7	17.7
Motorsports related expenses	21.0	19.4	18.1	17.8
Food, beverage and merchandise expenses	7.9	8.3	7.3	7.9
General and administrative expenses	16.4	16.4	16.5	16.4
Depreciation and amortization	8.8	8.3	8.6	8.4
Impairment of long-lived assets	-	10.0	-	5.0
Homestead-Miami Speedway track reconfiguration	2.4	-	1.2	-

Total expenses	76.4	81.9	69.4	73.2

Operating income	23.6	18.1	30.6	26.8
Interest income	0.4	0.8	0.3	0.6
Interest expense	(4.9)	(5.3)	(4.9)	(4.7)
Loss on early retirement of debt	-	(3.8)	-	(1.9)
Equity in net loss from equity investments	(1.2)	(0.9)	(1.3)	(1.1)

Income from continuing operations before income taxes	17.9	8.9	24.7	19.7
Income taxes	7.2	3.9	9.8	8.0

Income from continuing operations	10.7	5.0	14.9	11.7

Net (loss) income from discontinued operations	(0.3)	(0.4)	0.9	1.2

Net income	10.4%	4.6%	15.8%	12.9%

Admissions revenue increased approximately $2.6 million, or 5.9%, for the three months ended May 31, 2004, as compared to the three months ended May 31, 2003. This increase was primarily attributable to:

          increased attendance for the NASCAR NEXTEL Cup weekends at Talladega Superspeedway ("Talladega") and Darlington;
          increased attendance for the NASCAR Busch Series event at California preceding the sold-out NASCAR NEXTEL Cup event at that facility;
          increased seating capacity for the sold-out NASCAR NEXTEL Cup event as well as increased attendance for the NASCAR Busch Series event at Richmond International Raceway ("Richmond"), and;
          increased attendance for certain motorcycle races at Daytona International Speedway ("Daytona").

  To a lesser extent, an increase in the weighted average ticket price for events at Richmond contributed to the increase. These increases were partially offset by the timing of the IRL weekend at Miami and the NASCAR Craftsman Truck Series event at Darlington as well as implementation of a new tiered pricing structure for the Talladega events.

  Admissions revenue increased approximately $2.3 million, or 2.6%, for the six months ended May 31, 2004, as compared to the six months ended May 31, 2003. This increase was primarily attributable to the previously discussed second quarter increases in attendance and seating capacity. To a lesser extent, an increase in the weighted average ticket price for events at Richmond and certain support events during Speedweeks at Daytona contributed to the increase. These increases were partially offset by attendance decreases for certain Speedweeks events supporting our sold-out Daytona 500, including the Busch Series event which was rescheduled to the following Monday due to inclement weather, implementation of a new tiered pricing structure for the events at Talladega, and, to a lesser extent, the timing of the NASCAR Craftsman Truck Series event at Darlington.

  Motorsports related income increased approximately $8.2 million, or 13.8%, and approximately $18.8 million, or 16.1%, for the three months and six months ended May 31, 2004, as compared to the same periods of the prior year. These increases were primarily attributable to television broadcast rights fees for NASCAR NEXTEL Cup and NASCAR Busch series events conducted during the respective periods. Advertising, sponsorship and, hospitality revenues and other race related revenues for events conducted during the periods also contributed to the increase. These increases were partially offset by the previously described timing of events at Miami and Darlington and a decrease in licensing revenues.

  Food, beverage and merchandise income increased approximately $2.2 million, or 14.6%, and approximately $2.5 million, or 8.1%, for the three months and six months ended May 31, 2004, as compared to the same periods of the prior year. These increases were primarily attributable to our Americrown subsidiary assuming certain operations that were conducted by third party vendors paying us a commission on sales in prior years combined with the previously described attendance increases. Sales at the gift shop adjacent to DAYTONA USA also contributed to the increases. These increases were partially offset by the previously described timing of events at Miami and Darlington. Further, the increase during the six month period was significantly offset by nonrecurring income of approximately $1.6 million, or $0.02 per diluted share, recorded in the 2003 fiscal period related to our ongoing activities to audit third party vendors' sales reports for prior years.

  Prize and point fund monies and NASCAR sanction fees increased approximately $2.0 million, or 8.5%, and approximately $4.2 million, or 9.9%, for the three months and six months ended May 31, 2004, as compared to the same periods of the prior year. This increase was primarily due to increased prize and point fund monies paid by NASCAR to participants in events conducted during the periods. These increases were primarily attributable to the increased television broadcast rights fees for the NASCAR NEXTEL Cup and NASCAR Busch series events conducted during the periods, as standard NASCAR sanction agreements require that a specified percentage of broadcast rights fees be paid to competitors.

  Motorsports related expenses increased approximately $555,000, or 2.2%, and approximately $3.6 million, or 8.2%, for the three months and six months ended May 31, 2004, as compared to the same periods of the prior year. The increases were primarily attributable to increased operating costs for certain events and other activities conducted during the periods. The increase for the three-month period was significantly offset by the timing of the IRL weekend at Miami mainly due to non-NASCAR sanction fees recorded as part of motorsports related expenses. Motorsports related expenses as a percentage of combined admissions and motorsports related income decreased to approximately 22.6% during the three-month period ended May 31, 2004, as compared to 24.4% during the same period in the prior year, mainly due to the increase in television broadcast rights fees and the previously discussed timing of the Miami IRL weekend. Motorsports related expenses as a percentage of combined admissions and motorsports related income decreased to approximately 20.7% for the six-month periods ended May 31, 2004, as compared to 21.1% during the same period in the prior year, mainly due to increased television broadcast rights fees offsetting increases in operating costs and non-NASCAR sanction fees.

  Food, beverage and merchandise expenses increased approximately $1.7 million, or 18.1%, and approximately $3.3 million, or 18.6%, for the three months and six months ended May 31, 2004, as compared to the same periods of the prior year. These increases were primarily attributable to increased product and other variable costs associated with increased sales and to our Americrown subsidiary assuming certain operations that were conducted by third party vendors paying us a commission on sales in prior years. Food, beverage and merchandise expenses as a percentage of food, beverage and merchandise income increased to approximately 64.2% and 61.6% for the three months and six months ended May 31, 2004, respectively, as compared to 62.3% and 56.2% for the same respective periods in the prior year. These increases are primarily attributable to the current period costs for our Americrown subsidiary's assumption of certain operations that were conducted by third party vendors paying us a commission on sales in prior years. As well, the previously discussed nonrecurring income related to third party vendor audits recorded in the first quarter of the prior year contributed significantly to the favorable margin during that period. These increases are partially offset by increased sales and margin improvement for our Americrown subsidiary's concession business.

  General and administrative expenses increased approximately $2.2 million, or 11.1%, and approximately $3.7 million, or 9.3%, for the three months and six months ended May 31, 2004, as compared to the same periods of the prior year. These increases were attributable to a net increase in a number of costs related to the expansion of our ongoing business as well as certain strategic development costs. General and administrative expenses as a percentage of total revenues were consistent for the three- and six-month periods ended May 31, 2004, as compared to the same periods in the prior year, with increased television broadcast rights fees for NASCAR NEXTEL Cup and NASCAR Busch series events offsetting increases in general and administrative expenses.

  Depreciation and amortization expense increased approximately $570,000, or 5.4%, and approximately $1.5 million, or 7.4%, for the three months and six months ended May 31, 2004, as compared to the same periods of the prior year. This increase is primarily attributable to the track reconfiguration project at Miami completed in the fourth quarter of fiscal 2003, the installation of SAFER (steel and foam energy reduction) walls at Richmond, Miami, Phoenix, Talladega and California, a new pedestrian/vehicular tunnel at Phoenix, certain strategic technology initiatives and other ongoing improvements to our facilities.

  The approximately $13.2 million, or $0.16 per diluted share, non-cash charge for impairment of long-lived assets relates to our previously discussed strategic decision to request realignment of the NASCAR and IRL race event dates from Nazareth to other facilities within our portfolio beginning in fiscal 2005.

  During the second quarter of fiscal 2003 we recorded a non-cash before-tax charge of approximately $2.8 million, or $0.03 per diluted share, for the net book value of certain undepreciated assets removed in connection with a major track reconfiguration project at Miami. The project increased the track banking to a maximum of 20 degrees in the turns through an innovative variable-degree banking system which we believe succeeded in enhancing the quality of racing entertainment at this facility.

  Interest income increased by approximately $628,000, or 131.7%, and approximately $1.1 million, or 154.6%, for the three months and six months ended May 31, 2004, as compared to the same periods of the prior year. The increase was primarily due to higher cash balances in the current year period, which included the proceeds of the $300 million senior notes issued in April 2004.

  Interest expense increased by approximately $1.1 million, or 19.5%, and approximately $685,000, or 5.8%, for the three months and six months ended May 31, 2004, as compared to the same periods of the prior year. On April 23, 2004, we closed on a private placement of $150 million 4.20 percent senior notes due 2009, and $150 million 5.40 percent senior notes due 2014 (collectively the "2004 Senior Notes). We used a substantial majority of the net proceeds from the transaction to redeem our existing $225 million 7.875 percent senior notes issued in October 1999 and due October 15, 2004 ("1999 Senior Notes"), including the payment of redemption premium and accrued interest on May 28, 2004. Interest on the 2004 Senior Notes issued in April 2004 was approximately $1.5 million. In addition, we continued to incur interest of approximately $1.6 million on our previously existing 1999 Senior Notes from April 23, 2004 through May 28, 2004. The increase in interest for the 2004 Senior Notes was partially offset by the amortization of premium on an interest rate swap terminated early in the current year, a decrease in the amount outstanding on a term loan for our Miami facility and an increase in capitalized interest.

  As discussed above, we used the proceeds from our 2004 Senior Notes to redeem and retire all of our outstanding 1999 Senior Notes. As a result, in the second quarter of fiscal 2004 we recorded an approximately $5.0 million loss on early retirement of debt comprised of a redemption premium of approximately $5.3 million, associated unamortized net deferred financing costs and unamortized original issuance discount, which were partially offset by gain recognition on unamortized deferred interest rate swap terminations associated with the 1999 Senior Notes.

  Equity in net loss from equity investments represents our pro rata share of the current losses from our 37.5% equity investment in Raceway Associates. Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway. Because of the seasonal concentration of racing events at these facilities, the results of operations for the three- and six-month periods ended May 31, 2004 and May 31, 2003 are not indicative of the results to be expected for the year.

  The increase in our effective income tax rate for the three months and six months ended May 31, 2004, as compared to the same periods of the prior year, is primarily attributable to state tax implications related to the impairment of Nazareth's long-lived assets and, to a lesser extent, an increase in our blended state tax rate. In addition, the effective income tax rate of our continuing operations increased in all periods presented as a result of the allocation of income taxes to North Carolina, which are presented as discontinued, net of tax. Because of the aforementioned items, our effective income tax rate on continuing operations is 43.9% for the second quarter of fiscal 2004. We expect our effective income tax rate on continuing operations for each of the third and fourth quarters of fiscal 2004 to be approximately 39.3%.

  The operations of North Carolina are presented as discontinued operations, net of tax, from the beginning of each period presented in accordance with SFAS No. 144. As previously discussed, the sale of North Carolina's assets to SMI closed on July 1, 2004.

  As a result of the foregoing, our net income decreased approximately $6.4 million, or $0.13 per diluted share, and approximately $4.0 million, or $0.07 per diluted share, for the three months and six months ended May 31, 2004, respectively, as compared to the same respective periods of the prior year.

  Liquidity and Capital Resources

  General

  We have historically generated sufficient cash flow from operations to fund our working capital needs and capital expenditures at existing facilities, as well as to pay an annual cash dividend. In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance of long-term debt, borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects. At May 31, 2004, we had cash, cash equivalents and short-term investments totaling approximately $364.5 million, $300.0 million principal amount of senior notes outstanding, total borrowings of $7.0 million under a term loan, and a debt service funding commitment of approximately $69.9 million principal amount related to the taxable special obligation revenue ("TIF") bonds issued by the Unified Government of Wyandotte County/Kansas City, Kansas ("Unified Government"). We had working capital of approximately $221.3 million at May 31, 2004. At November 30, 2003 we had a working capital deficit of $104.8 million primarily due to the 1999 Senior Notes, which were repaid in full in May 2004 with the proceeds from issuance of the 2004 Senior Notes.

  Our current liquidity is primarily generated from our ongoing motorsports operations, and we expect our strong operating cash flow to continue in the future. In addition, we have the full amount available to draw upon under our $300.0 million revolving credit facility ("Credit Facility"), if needed. See "Future Liquidity" for additional disclosures relating to our Credit Facility and certain risks that may affect our near term operating results and liquidity.

  Cash Flows

  Net cash provided by operating activities was approximately $118.1 million for the six months ended May 31, 2004, compared to approximately $112.2 million for the six months ended May 31, 2003. The difference between our net income of approximately $33.9 million and the approximately $118.1 million of operating cash flow was primarily attributable to:

             an increase in deferred income of approximately $60.4 million;
             depreciation and amortization of approximately $22.0 million;
             an impairment of long-lived assets of approximately $13.2 million;
             deferred income taxes of approximately $9.3 million;
             a loss on early retirement of debt of approximately $5.0 million; and
             undistributed loss from equity investments of approximately $2.9 million.

  These differences are partially offset by an increase in inventories, prepaid expenses and other assets of approximately $11.5 million, an increase in receivables of approximately $11.3 million and a decrease in accounts payable and other liabilities of approximately $6.4 million.

  Net cash used in investing activities was approximately $41.1 million for the six months ended May 31, 2004, compared to approximately $19.5 million for the six months ended May 31, 2003. Our use of cash for investing activities reflects approximately $39.6 million in capital expenditures, as further described below, and approximately $1.1 million of capitalized acquisition costs related to the Martinsville Speedway, as further described below.

  Net cash provided by financing activities was approximately $63.3 million for the six months ended May 31, 2004, compared to the net cash used in financing activities of approximately $5.8 million for the six months ended May 31, 2003. Our cash provided by financing activities reflects the proceeds from the issuance of the 2004 Senior Notes of approximately $299.6 million and the proceeds from the termination of the interest rate swap agreements of approximately $2.8 million. These proceeds from financing activities were partially offset by the retirement of our 1999 Senior Notes and payments on our term loan aggregating approximately $231.5 million, payment of the redemption premium attributable to the 1999 Senior Notes of approximately $5.3 million and payment of deferred financing costs related to the 2004 Senior Notes of approximately $1.9 million.

  Capital Expenditures

  Capital expenditures totaled approximately $39.6 million for the six months ended May 31, 2004, compared to approximately $22.8 million for the six months ended May 31, 2003. Capital expenditures during the six months ended May 31, 2004, were related to acquisition of land and land improvements for expansion of parking, camping capacity and other uses, the installation of SAFER (steel and foam energy reduction) walls at several facilities, track lighting projects at California and Darlington, increased grandstand seating capacity at Richmond, construction of an IMAX theater at DAYTONA USA, the purchase of equipment and other assets associated with our food, beverage and merchandising operations and a variety of other improvements and renovations to our facilities.

  Based on capital projects currently approved we expect to make capital expenditures totaling approximately $138.1 million subsequent to May 31, 2004, which are expected to be completed within the next 24 months. This includes our previously announced multi-faceted infield renovation project at Daytona, the acquisition of land and land improvements for expansion of parking, camping capacity and other uses, the installation of SAFER (steel and foam energy reduction) walls at several facilities, the installation of and completion of track lighting projects at Phoenix, California and Darlington, the purchase of equipment and other assets associated with our food, beverage and merchandising operations and a variety of other improvements and renovations to our facilities.

  As a result of these currently approved projects and current year capital expenditures made through May 31, 2004, we expect our total fiscal 2004 capital expenditures will be approximately $135 - $145 million.

  We review the capital expenditure program periodically and modify it as required to meet current business needs.

  Future Liquidity

  On April 23, 2004, we completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. At May 31, 2004, outstanding 2004 Senior Notes totaled approximately $301.8 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 4.2% and are due April 2009 and $150.0 million principal amount unsecured senior notes, which bear interest at 5.4% and are due April 2014. The 2004 Senior Notes require semi-annual interest payments beginning October 15, 2004 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Our subsidiaries are guarantors of the 2004 Senior Notes.

  Total gross proceeds from the sale of the 2004 Senior Notes were $300.0 million, net of discounts of approximately $431,000 and approximately $2.4 million of deferred financing fees. The deferred financing fees will be treated as additional interest expense and amortized over the life of the 2004 Senior Notes on an effective yield method. In March 2004, we entered into interest rate swap agreements to effectively lock in the interest rate of approximately $150.0 million of the 4.2% Senior Notes. We terminated these interest rate swap agreements on April 23, 2004 and received approximately $2.2 million, which is being amortized over the life of the 4.2% Senior Notes.

  In January 1999, the Unified Government issued approximately $71.3 million in TIF bonds in connection with the financing of construction of Kansas Speedway. At May 31, 2004 outstanding TIF bonds totaled approximately $68.6 million, net of the unamortized discount, which is comprised of a $20.2 million principal amount, 6.15% term bond due December 1, 2017 and a $49.7 million principal amount, 6.75% term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes ("Funding Commitment") by our wholly-owned subsidiary, Kansas Speedway Corporation. Principal (mandatory redemption) payments per the Funding Commitment are payable by Kansas Speedway Corporation on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. Kansas Speedway Corporation granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation. We have agreed to guarantee Kansas Speedway Corporation's Funding Commitment until certain financial conditions have been met. In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds ("2002 STAR Bonds") totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway's boundaries and are not our obligation. Kansas Speedway Corporation has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At May 31, 2004, the Unified Government had $5.8 million in 2002 STAR Bonds outstanding. Under a keepwell agreement, we have agreed to provide financial assistance to Kansas Speedway Corporation, if necessary, to support its guarantee of the 2002 STAR Bonds.

  Our $300.0 million Credit Facility is scheduled to mature in September 2008, and accrues interest at LIBOR plus 62.5 - 150 basis points, based on our highest debt rating as determined by specified rating agencies. At May 31, 2004, we did not have any borrowings outstanding under the Credit Facility.

  Our Miami subsidiary's $7.0 million Term Loan is guaranteed by us. The final payment under the Term Loan is payable on December 31, 2004. Our Miami subsidiary has an interest rate swap agreement that effectively fixes the floating rate on the outstanding balance under the Term Loan at 5.60% plus 50-100 basis points, based on certain consolidated financial criteria, for the remainder of the loan period.

  We are a member of Motorsports Alliance, LLC ("Motorsports Alliance") (owned 50% by us and 50% by Indianapolis Motor Speedway LLC), which owns 75% of Raceway Associates. Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway. Raceway Associates has a term loan arrangement, which requires quarterly principal and interest payments and matures November 15, 2012, and a $15 million secured revolving credit facility, which matures September 15, 2005. At May 31, 2004, Raceway Associates had approximately $40.4 million outstanding under its term loan and no borrowings outstanding under its credit facility. Under a keepwell agreement, the members of Motorsports Alliance have agreed to provide financial assistance to Raceway Associates, if necessary, on a pro rata basis to support performance under its term loan and credit facility.

  At May 31, 2004, we had contractual cash obligations to repay debt and to make payments under operating agreements, leases and commercial commitments in the form of guarantees and unused lines of credit.

  Payments due under these long-term obligations are as follows as of May 31, 2004 (in thousands):

		Obligations Due by Period

	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years

Long-term debt	$ 376,885	$ 7,390	$ 1,140	$ 151,685	$ 216,670
Track facility operating agreement	43,650	2,220	4,440	4,440	32,550
Other operating leases	11,611	3,377	3,737	1,175	3,322

Total Contractual Cash Obligations	$ 432,146	$ 12,987	$ 9,317	$ 157,300	$ 252,542

  Commercial commitment expirations are as follows as of May 31, 2004 (in thousands):

		Commitment Expiration by Period

	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years

Guarantees	$ 5,760	$ 685	$ 1,320	$ 905	$ 2,850
Keepwell agreements	20,200	2,400	4,800	4,800	8,200
Unused credit facilities	302,101	2,101	-	300,000	-

Total Commercial Commitments	$ 328,061	$ 5,186	$ 6,120	$ 305,705	$ 11,050

  During fiscal 1999, we announced our intention to search for a site for a major motorsports facility in the New York metropolitan area. Our efforts have included the evaluation of many different locations, including the Meadowlands Sports Complex in New Jersey. Most recently we identified a combination of land parcels in the New York City borough of Staten Island that could potentially be utilized for the development of a major speedway. During the three months ended May 31, 2004, we capitalized approximately $1.0 million in legal, consulting and other costs related to our negotiations, through a wholly-owned subsidiary, for the purchase of these parcels. As is customary, the purchase will depend on the outcome of an extensive due diligence process. In addition, the ultimate decision of whether to develop a motorsports facility in the area will be based on the overall results of a detailed feasibility study, including estimated construction cost, availability of public financing, permitting considerations, traffic and transportation analyses and other necessary project reviews. In light of NASCAR's publicly announced position regarding additional potential realignment of the NASCAR NEXTEL Cup Series schedule, we also believe there are potential development opportunities in new, untapped markets across the country, including the Pacific Northwest. As such, we are exploring opportunities for public/private partnerships targeted to develop one or more motorsports facilities in new markets. The possibility of establishing a public/private partnership varies greatly, however, from market to market.

  Our cash flow from operations consists primarily of ticket, hospitality, merchandise, catering and concession sales and contracted revenues arising from television broadcast rights and marketing partnerships. While we expect our strong operating cash flow to continue in the future, our financial results depend significantly on a number of factors relating to consumer and corporate spending, including economic conditions affecting marketing dollars available from the motorsports industry's principal sponsors. Consumer and corporate spending could be adversely affected by economic, security and other lifestyle conditions, resulting in lower than expected future operating cash flows. General economic conditions were significantly and negatively impacted by the September 11, 2001 terrorist attacks and the war with Iraq and could be similarly affected by any future attacks or fear of such attacks, or by conditions resulting from other acts or prospects of war. Any future attacks or wars or related threats could also increase our expenses related to insurance, security or other related matters. In addition, the Internal Revenue Service (the "Service") is currently performing a periodic examination of our federal income tax returns for the years ended November 30, 1999, 2000, 2001 and 2002 and is examining the tax depreciation treatment for a significant portion of our motorsports entertainment facility assets. In accordance with SFAS No. 109 "Accounting for Income Taxes," we have accrued a deferred tax liability based on the differences between our financial reporting and tax bases of such assets in our consolidated balance sheet as of May 31, 2004. We believe that our application of the federal income tax regulations in question, which have been applied consistently since being adopted in 1986 and have been subjected to previous Service audits, is appropriate and we intend to vigorously defend the merits of our position, if necessary. While an adverse resolution of these matters could result in a material negative impact on cash flow, we believe that we have provided adequate reserves in our consolidated financial statements as of May 31, 2004, and, as a result, do not expect that such an outcome would have a material adverse effect on results of operations.

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
             any potential payments associated with our keepwell agreements; and
             any adjustment that may ultimately occur as a result of the examination by the Service;

  We intend to pursue further development and/or acquisition opportunities (including the possible development of new motorsports facilities, including the New York metropolitan area, the Pacific Northwest and other areas), the timing, size and success, as well as associated potential capital commitments of which, are unknown at this time. Accordingly, a material acceleration in our growth strategy could require us to obtain additional capital through debt and/or equity financings. Although there can be no assurance, we believe that adequate debt and equity financing will be available on satisfactory terms.

  Inflation

  We do not believe that inflation has had a material impact on our operating costs and earnings.

  Factors That May Affect Operating Results

  This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify a forward-looking statement by our use of the words "anticipate," "estimate," "expect," "may," "believe," "objective," "projection," "forecast," "goal," and similar expressions. These forward-looking statements include our statements regarding the timing of future events, our anticipated future operations and our anticipated future financial position and cash requirements. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. We disclose the important factors that could cause our actual results to differ from our expectations in cautionary statements made in this report and in other filings we have made with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors described in this report and other factors set forth in or incorporated by reference in this report. Many of these factors are beyond our ability to control or predict. We caution you not to put undue reliance on forward-looking statements or to project any future results based on such statements or on present or prior earnings levels. Some of the factors that could cause the actual results to differ materially are attached to this report as an exhibit. Additional information concerning these or other factors that could cause the actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's annual report on form 10-K and other Securities and Exchange Commission filings. Copies of those filings are available from us and/or the Securities and Exchange Commission.

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  During the six months ended May 31, 2004, there have been no material changes in our market risk exposures.

  ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

  Subsequent to May 31, 2004 and prior to the filing of this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at May 31, 2004, and during the period prior to the filing of this report. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to May 31, 2004.

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

  In February 2002 we were served in a proceeding filed in the United States District Court for the Eastern District of Texas. The case is styled Francis Ferko, and Russell Vaughn as Shareholders of Speedway Motorsports, Inc. vs. National Association of [sic] Stock Car Auto Racing, Inc., International Speedway Corporation, and Speedway Motorsports, Inc. The overall gist of the allegations contained in the complaint was that Texas Motor Speedway should have a second NASCAR Winston Cup Series date annually and that NASCAR should be required by the court to grant Texas Motor Speedway a second NASCAR Winston Cup Series date annually. The portion of the complaint that was directed against us alleges that we conspired with NASCAR and members of the France Family to "refuse to offer a new Winston Cup race date to any non-ISC owned track whenever ISC has desired to host an additional Winston Cup race." The complaint sought unspecified monetary damages from ISC, which were claimed to have resulted to Speedway Motorsports from the alleged conspiracy as well as treble damages under the anti-trust laws. Through our participation in court ordered mediation the terms of the Settlement Agreement were reached in April 2004. Upon the satisfaction of certain preconditions to the Settlement Agreement becoming effective it was filed with the court in May 2004. Pursuant to the terms of the Settlement Agreement our North Carolina Speedway, Inc. subsidiary will sell the North Carolina tangible and intangible assets and operations to a subsidiary of Speedway Motorsports for $100.4 million. The Sale of North Carolina's assets closed on July 1, 2004. The Settlement Agreement which was approved by the Court on July 1, 2004, releases ISC and NASCAR from all claims related to the litigation. The released claims include, but are not limited to, allegations or assertions with respect to the awarding and/or sanctioning of races, the effect of the common control of NASCAR and ISC residing in the France Family Group, and the market power either individually or jointly of NASCAR and ISC.

  ITEM 6. Exhibits and Reports on Form 8-K
  (a) Exhibits:

  Exhibit Number
Exhibit Number	Description of Exhibit
3.1

  Articles of Amendment of the Restated and Amended Articles of Incorporation of the Company, as filed with the Florida Department of State on July 26, 1999 (incorporated by reference from exhibit 3.1 of the Company's Report on Form 8-K dated July 26, 1999)

3.2

  Conformed copy of Amended and Restated Articles of Incorporation of the Company, as amended as of July 26, 1999 (incorporated by reference from exhibit 3.2 of the Company's Report on Form 8-K dated July 26, 1999)

3.3	Conformed copy of Amended and Restated By-Laws of the Company, as amended as of April 9, 2003. (incorporated by reference from exhibit 3.3 of the Company's Report on Form 10-Q dated April 10, 2003)
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer - filed herewith
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer - filed herewith
31.3	Rule 13a-14(a) / 15d-14(a) Certification of Chief Accounting Officer - filed herewith
32	Section 1350 Certification - filed herewith
99.1	Additional Factors That May Affect Operating Results filed herewith

  (b) Reports on Form 8-K

  On April 6, 2004 we filed a report on Form 8-K that reported under Items 9 and 12 the issuance of a press release that reported earnings results for the first quarter ended February 29, 2004.

  On April 19, 2004 we filed a report on Form 8-K that reported under Items 5 and 9 the issuance of a press release that announced our intention to offer a private placement of up to $300 million of Senior Notes.

  On April 19, 2004 we filed a report on Form 8-K that reported under Items 5 and 9 the issuance of a press release that announced the pricing of our privately placed of Senior Notes.

  On April 23, 2004 we filed a report on Form 8-K that reported under Items 5 and 9 the issuance of a press release that announced the closing of our privately placed Senior Notes and the Notice of Redemption for our Senior Notes due 2004.

  On May 14, 2004 we filed a report on Form 8-K that reported under Items 5 and 9 the issuance of a press release that announcedwe were to acquire Martinsville Speedway, settlement had been reached in the Ferko/Vaughn litigation, North Carolina (Rockingham) was to be sold, several other date realignments and the addition of a second NASCAR NEXTEL Cup race at Phoenix.

  On July 1, 2004 we filed a report on Form 8-K that reported under Items 5 and 9 the issuance of a press release that announcedthe Court had approved the settlement in the Ferko/Vaughn litigation, and that the sale of North Carolina (Rockingham) had closed.

  On July 7, 2004 we filed a report on Form 8-K that reported under Items 9 and 12 the issuance of a press release that reported earnings results for the second quarter and six months ended May 31, 2004.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)
Date:	7/8/2004	/s/ Susan G. Schandel
Susan G. Schandel, Senior Vice President & Chief Financial Officer