Form 10-Q
period 2004-08-31
INTERNATIONAL SPEEDWAY CORP
filed 2004-10-08
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2004

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

Class A Common Stock - 28,730,413 shares as of September 30, 2004.
Class B Common Stock - 24,537,634 shares as of September 30, 2004.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets
	November 30, 2003	August 31, 2004
	(Unaudited)
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$223,973	$286,133
Short-term investments	201	200
Receivables, less allowance of $1,500 in 2003 and 2004	37,996	46,104
Inventories	5,496	9,600
Prepaid expenses and other current assets	4,078	17,950

Total Current Assets	271,744	359,987

Property and Equipment, net of accumulated depreciation of $235,672
and $254,247, respectively	884,623	926,662
Other Assets:
Equity investments	33,706	36,023
Intangible assets, net	1,033	149,000
Goodwill	92,542	98,688
Other	20,144	21,828

	147,425	305,539

Total Assets	$1,303,792	$1,592,188

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$232,963	$7,390
Accounts payable	15,739	32,710
Deferred income	106,998	159,847
Income taxes payable	6,877	3,667
Other current liabilities	13,928	18,432

Total Current Liabilities	376,505	222,046

Long-Term Debt	75,168	369,893
Deferred Income Taxes	113,414	161,483
Long-Term Deferred Income	11,894	11,772
Other Long-Term Liabilities	346	198
Commitments and Contingencies	-	-
Shareholders' Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized;
28,359,173 and 28,692,895 issued and outstanding at November 30,
2003 and August 31, 2004, respectively	283	287
Class B Common Stock, $.01 par value, 40,000,000 shares authorized;
24,858,610 and 24,575,152 issued and outstanding at November 30,
2003 and August 31, 2004, respectively	249	246
Additional paid-in capital	694,719	696,846
Retained earnings	34,602	133,314
Accumulated other comprehensive loss	(333)	(89)

	729,520	830,604
Less: unearned compensation-restricted stock	(3,055)	(3,808)

Total Shareholders' Equity	726,465	826,796

Total Liabilities and Shareholders' Equity	$1,303,792	$1,592,188

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Three Months Ended
	August 31, 2003	August 31, 2004
	(Unaudited)

	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$62,673	$56,735
Motorsports related income	74,806	75,753
Food, beverage and merchandise income	21,612	22,083
Other income	1,449	1,912

	160,540	156,483
EXPENSES:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	26,329	23,278
Motorsports related expenses	31,610	33,041
Food, beverage and merchandise expenses	12,053	14,997
General and administrative expenses	20,169	23,243
Depreciation and amortization	10,470	11,159

	100,631	105,718

Operating income	59,909	50,765
Interest income	554	1,065
Interest expense	(5,834)	(4,833)
Equity in net income from equity investments	5,176	5,253

Income from continuing operations before income taxes	59,805	52,250
Income taxes	23,305	20,547

Income from continuing operations	36,500	31,703
(Loss) income from discontinued operations, net of income taxes of $(311) and $13	(547)	50
Gain on sale of discontinued operations, net of income taxes of $27,589	-	36,337

Net income	$35,953	$68,090

Basic earnings per share:
Income from continuing operations	$0.69	$0.60
(Loss) income from discontinued operations	(0.01)	-
Gain on sale of discontinued operations	-	0.68

Net income	$0.68	$1.28

Diluted earnings per share:
Income from continuing operations	$0.69	$0.60
(Loss) income from discontinued operations	(0.01)	-
Gain on sale of discontinued operations	-	0.68

Net income	$0.68	$1.28

Dividends per share	$0.00	$0.00

Basic weighted average shares outstanding	53,064,693	53,092,962

Diluted weighted average shares outstanding	53,135,632	53,194,807

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Nine Months Ended
	August 31, 2003	August 31, 2004
	(Unaudited)

	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$150,975	$147,358
Motorsports related income	191,944	211,709
Food, beverage and merchandise income	52,766	55,769
Other income	4,320	5,030

	400,005	419,866

EXPENSES:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	68,786	69,919
Motorsports related expenses	74,960	79,957
Food, beverage and merchandise expenses	29,547	35,748
General and administrative expenses	59,765	66,503
Depreciation and amortization	30,980	33,179
Impairment of long-lived assets	-	13,217
Homestead-Miami Speedway track reconfiguration	2,829	-

	266,867	298,523

Operating income	133,138	121,343
Interest income	1,245	2,824
Interest expense	(17,617)	(17,301)
Loss on early redemption of debt	-	(4,988)
Equity in net income from equity investments	2,154	2,318

Income from continuing operations before income taxes	118,920	104,196
Income taxes	46,853	41,665

Income from continuing operations	72,067	62,531
Income from discontinued operations, net of income taxes of $343 and $1,796	1,742	3,074
Gain on sale of discontinued operations, net of income taxes of $27,589	-	36,337

Net income	$73,809	$101,942

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations (continued)

	Nine Months Ended
	August 31, 2003	August 31, 2004
	(Unaudited)

	(In Thousands, Except Per Share Amounts)
Basic earnings per share:
Income from continuing operations	$1.36	$1.18
Income from discontinued operations	0.03	0.06
Gain on sale of discontinued operations	-	0.68

Net income	$1.39	$1.92

Diluted earnings per share:
Income from continuing operations	$1.36	$1.18
Income from discontinued operations	0.03	0.06
Gain on sale of discontinued operations	-	0.68

Net income	$1.39	$1.92

Dividends per share	$0.06	$0.06

Basic weighted average shares outstanding	53,054,252	53,079,888

Diluted weighted average shares outstanding	53,127,718	53,175,098

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statement of Shareholders' Equity

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation- Restricted Stock	Total Shareholders' Equity

	(Unaudited)
	(In Thousands)

Balance at November 30, 2003	$283	$249	$694,719	$34,602	$(333)	$(3,055)	$726,465
Activity 12/1/03 - 8/31/04:
Comprehensive income
Net income	-	-	-	101,942	-	-	101,942
Interest rate swap	-	-	-	-	244	-	244

Total comprehensive income							102,186
Cash dividends ($.06 per share)	-	-	-	(3,196)	-	-	(3,196)
Exercise of stock options	-	-	399	-	-	-	399
Restricted stock grant	1	-	2,022	-	-	(2,023)	-
Reacquisition of previously issued
common stock	-	-	(352)	(34)	-	-	(386)
Conversion of Class B Common Stock
to Class A Common Stock	3	(3)	-	-	-	-	-
Income tax benefit related to restricted
stock plan	-	-	58	-	-	-	58
Amortization of unearned compensation	-	-	-	-	-	1,270	1,270

Balance at August 31, 2004	$287	$246	$696,846	$133,314	$(89)	$(3,808)	$826,796

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Nine Months Ended
	August 31, 2003	August 31, 2004
	(Unaudited)

	(In Thousands)
OPERATING ACTIVITIES
Net income	$73,809	$101,942
Adjustments to reconcile net income to net cash provided by
operating activities:
Gain on sale of discontinued operations	-	(63,926)
Depreciation and amortization	32,500	34,022
Amortization of unearned compensation	1,280	1,270
Amortization of financing costs	240	91
Deferred income taxes	25,958	48,069
Undistributed loss from equity investments	(2,154)	(2,318)
Impairment of long-lived assets	-	13,217
Homestead-Miami Speedway track reconfiguration	2,829	-
Loss on early redemption of debt	-	4,988
Other, net	(49)	608
Changes in operating assets and liabilities:
Receivables, net	(11,735)	(4,267)
Inventories, prepaid expenses and other assets	(11,723)	(17,861)
Accounts payable and other liabilities	4,185	6,117
Deferred income	32,359	48,785
Income taxes payable	8,987	(3,152)

Net cash provided by operating activities	156,486	167,585

INVESTING ACTIVITIES
Capital expenditures	(42,116)	(71,524)
Proceeds from asset disposals	178	85
Acquisition of business	-	(193,745)
Proceeds from sale of discontinued operations	-	100,391
Proceeds from affiliate	4,075	-
Proceeds from short-term investments	200	200
Purchases of short-term investments	(200)	(200)
Other, net	(1,034)	(477)

Net cash used in investing activities	(38,897)	(165,270)

FINANCING ACTIVITIES
Proceeds from long-term debt	-	299,570
Payment of long-term debt	(5,500)	(231,500)
Payment of long-term debt redemption premium	-	(5,340)
Proceeds from interest rate swaps	-	2,771
Cash dividends paid	(3,193)	(3,196)
Deferred financing costs	-	(2,473)
Reacquisition of previously issued common stock	(336)	(386)
Exercise of Class A common stock options	-	399

Net cash (used in) provided by financing activities	(9,029)	59,845

Net increase in cash and cash equivalents	108,560	62,160
Cash and cash equivalents at beginning of period	109,263	223,973

Cash and cash equivalents at end of period	$217,823	$286,133

See accompanying notes.

International Speedway Corporation
Notes to Consolidated Financial Statements
August 31, 2004
(Unaudited)

1. Basis of Presentation

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States but do not include all of the information and disclosures required for complete financial statements. The balance sheet at November 30, 2003, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest annual report on Form 10-K for International Speedway Corporation and its wholly owned subsidiaries (the "Company"). In management's opinion, the statements include all adjustments, which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to conform to the financial presentation at August 31, 2004.

In 2003, NASCAR announced that, beginning in 2004, Nextel Communications would replace R.J. Reynolds as the sponsor of its Cup Series. In this document, the term "NASCAR NEXTEL Cup Series," is used referring to the old NASCAR Winston Cup Series (as NASCAR's Cup series was named until 2004) as well as the NASCAR NEXTEL Cup Series.

Because of the seasonal concentration of racing events, the results of operations for the three- and nine-month periods ended August 31, 2003 and August 31, 2004 are not indicative of the results to be expected for the year.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock based employee compensation for the three- and nine-month periods ended August 31 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	August 31, 2003	August 31, 2004	August 31, 2003	August 31, 2004

Net income, as reported	$35,953	$68,090	$73,809	$101,942
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	268	285	781	771
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(323)	(344)	(957)	(916)

Pro forma net income	$35,898	$68,031	$73,633	$101,797

Earnings per share:
Basic - as reported	$0.68	$1.28	$1.39	$1.92

Basic - pro forma	$0.68	$1.28	$1.39	$1.92

Diluted - as reported	$0.68	$1.28	$1.39	$1.92

Diluted - pro forma	$0.68	$1.28	$1.39	$1.91

2. New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. This interpretation defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. The Company does not currently have any interests in variable interest entities, therefore its adoption of this interpretation in fiscal 2004 did not have an impact on its financial position or results of operations.

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three- and nine-month periods ended August 31 (in thousands, except share amounts):

	Three Months Ended		Nine Months Ended
	August 31, 2003	August 31, 2004	August 31, 2003	August 31, 2004

Basic and diluted numerator:
Income from continuing operations	$36,500	$31,703	$72,067	$62,531
(Loss) income from discontinued operations	(547)	50	1,742	3,074
Gain on sale of discontinued operations	-	36,337	-	36,337

Net income	$35,953	$68,090	$73,809	$101,942

Basic earnings per share denominator:
Weighted average shares outstanding	53,064,693	53,092,962	53,054,252	53,079,888

Basic earnings per share:
Income from continuing operations	$0.69	$0.60	$1.36	$1.18
(Loss) income from discontinued operations	(0.01)	-	0.03	0.06
Gain on sale of discontinued operations	-	0.68	-	0.68

Net income	$0.68	$1.28	$1.39	$1.92

Diluted earnings per share denominator:
Weighted average shares outstanding	53,064,693	53,092,962	53,054,252	53,079,888
Common stock options	1,225	18,033	834	11,123
Contingently issuable shares	69,714	83,812	72,632	84,087

Diluted weighted average shares
outstanding	53,135,632	53,194,807	53,127,718	53,175,098

Diluted earnings per share:
Income from continuing operations	$0.69	$0.60	$1.36	$1.18
(Loss) income from discontinued operations	(0.01)	-	0.03	0.06
Gain on sale of discontinued operations	-	0.68	-	0.68

Net income	$0.68	$1.28	$1.39	$1.92

Anti-dilutive shares excluded in the
computation of diluted earnings per share	59,334	-	53,636	1,090

4. Acquisition of Business

On July 13, 2004, the Company acquired the assets of Martinsville Speedway ("Martinsville"), and assumed the operations as well as certain liabilities of Martinsville for approximately $194.6 million, including acquisition costs. Martinsville was privately owned, with certain members of the France Family Group, which controls in excess of 60% of the combined voting interest of the Company, owning 50% of Martinsville. The acquisition was funded by $100.4 million in proceeds from the sale of the assets of North Carolina Speedway ("North Carolina") (see Note 5) and approximately $94.2 million in cash. Martinsville's operations are included in the Company's consolidated operations subsequent to the date of acquisition.

Located in Virginia near Greensboro and Winston-Salem, Martinsville is one of only two one-half mile tracks on the NASCAR NEXTEL Cup Series circuit. It seats approximately 63,000 grandstand spectators and offers premium accommodations in the facility's 25 suites. Martinsville annually conducts two NASCAR NEXTEL Cup and NASCAR Craftsman Truck series event weekends, including one during the Chase for the NASCAR NEXTEL Cup which will be included in the Company's fiscal 2004 fourth quarter operations. In addition, Martinsville hosts a NASCAR Late Model Stock Car event annually. These events strengthen the Company's presence in the motorsports industry and afford the Company further expansion opportunities in terms of seat and suite additions, as well as increased fan amenities.

The purchase price for the Martinsville acquisition was allocated to the assets acquired and liabilities assumed based upon their fair market values at the acquisition date, as determined by an independent appraisal. Included in this acquisition were certain indefinite-lived intangible assets attributable to the NASCAR sanction agreements in place at the time of acquisition and goodwill. The intangible assets and goodwill are included in the Motorsports Event segment and approximately $65.0 million is expected to be deductible for income tax purposes. As this acquisition is not considered significant, pro forma financial information is not being presented. The purchase price allocation to the net assets acquired is as follows (in thousands):

Current assets	$4,019
Property and equipment	34,278
Intangible assets	148,000
Goodwill	12,324
Current liabilities	(4,062)

Total purchase price	$194,559

5. Discontinued Operations

As required by the settlement agreement in the Ferko/Vaughn litigation ("Settlement Agreement") (see Note 10 - Terminated Litigation) dated April 8, 2004, the Company's North Carolina Speedway, Inc. subsidiary entered into an Asset Purchase Agreement with Speedway Motorsports, Inc. ("SMI") for the sale of the tangible and intangible assets and operations of North Carolina. Under the terms of the Settlement Agreement, SMI's subsidiary purchased North Carolina's assets and assumed its operations for approximately $100.4 million in cash. The sale of North Carolina's assets closed on July 1, 2004 and the Company recorded an after-tax gain in the third quarter of fiscal 2004 of approximately $36.3 million.

The operations of North Carolina were included in the Motorsports Event segment. For the three- and nine-month periods ended August 31, 2003 and 2004, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations of North Carolina are presented as discontinued operations. During the three months ended August 31, 2003 and 2004, total revenues recognized by North Carolina were approximately $93,000 and $24,000, respectively, and pre-tax (loss) income was approximately $(858,000) and $63,000, respectively. During the nine months ended August 31, 2003 and 2004, total revenues recognized by North Carolina were approximately $11.3 million and $13.8 million, respectively, and pre-tax income was approximately $2.1 million and $4.9 million, respectively.

6. Impairment of Long-Lived Assets

SFAS No. 144 requires impairment losses equal to the difference between the carrying value of the asset and its fair value to be recognized for long-lived assets, if events or circumstances indicate that the carrying value of an asset may not be recoverable. In May 2004, the Company announced its intention to request realignment of the NASCAR Busch Series and Indy Racing League IndyCar Series events, currently conducted at Nazareth Speedway ("Nazareth"), to other motorsports facilities within its portfolio and its intention to suspend indefinitely major motorsports event operations at the facility after completion of its fiscal 2004 events. The Company believes that it can more successfully grow these events over the long term at a facility other than Nazareth. For the 2005 event season, the aforementioned events have been realigned to the Company's Watkins Glen facility.

The realignment of the events conducted at Nazareth and the indefinite suspension of major motorsports event operations at the facility are expected to have a significant adverse effect on Nazareth's future revenues and cash flows. As a result of these changes in Nazareth's operations, in the second quarter of fiscal 2004 a detailed analysis of Nazareth's long-lived assets and their estimated future undiscounted cash flows was completed. The projected undiscounted cash flows were not sufficient to recover the carrying amount of Nazareth's property and equipment. The Company evaluated Nazareth's long-lived assets' estimated fair value using a discounted cash flow assessment as well as comparable prices for similar property, which resulted in the identification and measurement of an impairment loss of approximately $13.2 million, or $0.16 per diluted share.

7. Goodwill and Intangible Assets

The gross carrying value, accumulated amortization and net carrying value of the major classes of intangible assets relating to the Motorsports Event segment, which are included in other assets on the accompanying balance sheet, are as follows (in thousands):

	November 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized intangible assets:
Food, beverage and merchandise contracts	$276	$44	$232

Total amortized intangible assets	276	44	232
Non-amortized intangible assets:
Water rights	535	-	535
Liquor licenses	266	-	266

Total non-amortized intangible assets	801	-	801

Total intangible assets	$1,077	$44	$1,033

	August 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized intangible assets:
Food, beverage and merchandise contracts	$276	$77	$199

Total amortized intangible assets	276	77	199
Non-amortized intangible assets:
NASCAR sanction agreements	148,000	-	148,000
Water rights	535	-	535
Liquor licenses	266	-	266

Total non-amortized intangible assets	148,801	-	148,801

Total intangible assets	$149,077	$77	$149,000

The following table presents current and expected amortization expense of the existing intangible assets as of August 31, 2004 for each of the following periods (in thousands):

Aggregate amortization expense:
For the nine months ended August 31, 2004	$33
Estimated amortization expense for the year ending November 30:
2004	49
2005	48
2006	43
2007	43
2008	43

The changes in the carrying value of goodwill are as follows (in thousands):

Balance at November 30, 2003	$92,542
Martinsville acquisition	12,324
North Carolina Speedway sale	(6,178)

Balance at August 31, 2004	$98,688

8. Long-Term Debt

Long-term debt consists of the following (in thousands):

	November 30, 2003	August 31, 2004

7.875% Senior Notes	$226,226	$-
7.875% Senior Notes, interest rate swap	(153)	-
4.20% Senior Notes due 2009	-	151,774
5.40% Senior Notes due 2014	-	149,892
TIF bond debt service funding commitment	68,558	68,617
Term Loan	13,500	7,000

	308,131	377,283
Less: current portion	232,963	7,390

	$75,168	$369,893

On April 23, 2004, the Company completed an offering of $300.0 million principal amount of unsecured senior notes ("2004 Senior Notes") in a private placement. At August 31, 2004, outstanding 2004 Senior Notes totaled approximately $301.7 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 4.2% and are due April 2009 ("4.2% Senior Notes"), and $150.0 million principal amount unsecured senior notes, which bear interest at 5.4% and are due April 2014. The 2004 Senior Notes require semi-annual interest payments beginning October 15, 2004 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at the option of the Company, at any time or from time to time at redemption prices as defined in the indenture. The Company's subsidiaries are guarantors of the 2004 Senior Notes. The 2004 Senior Notes also contain various restrictive covenants. On September 27, 2004, the Company completed an offer to exchange the 2004 Senior Notes issued in the private placement for registered senior notes with substantially identical terms.

Total gross proceeds from the sale of the 2004 Senior Notes were $300.0 million, net of discounts of approximately $431,000 and approximately $2.6 million of deferred financing fees. The deferred financing fees will be treated as additional interest expense and amortized over the life of the 2004 Senior Notes on an effective yield method. In March 2004, the Company entered into interest rate swap agreements to effectively lock in the interest rate on approximately $150.0 million of the 4.2% Senior Notes. The Company terminated these interest rate swap agreements on April 23, 2004 and received approximately $2.2 million, which is being amortized over the life of the 4.2% Senior Notes.

In January 2004, the Company terminated the interest rate swap agreement on the 7.875% senior notes ("1999 Senior Notes") and received approximately $544,000, which was being amortized over the remaining life of the 1999 Senior Notes. On May 28, 2004, the Company used the net proceeds from the 2004 Senior Notes to redeem and retire all outstanding $225.0 million principal amount of the 1999 Senior Notes, which were due October 15, 2004, including the payment of a redemption premium in the amount of approximately $5.3 million and accrued interest. The net redemption premium, associated unamortized net deferred financing costs, unamortized original issuance discount and unamortized deferred gain related to previously deferred interest rate swap terminations, associated with the 1999 Senior Notes were recorded as a net loss on early redemption of debt totaling approximately $5.0 million in May 2004.

In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas ("Unified Government"), issued approximately $71.3 million in taxable special obligation revenue ("TIF") bonds in connection with the financing of construction of Kansas Speedway. At August 31, 2004, outstanding TIF bonds totaled approximately $68.6 million, net of the unamortized discount, which is comprised of a $20.2 million principal amount, 6.15% term bond due December 1, 2017 and $49.7 million principal amount, 6.75% term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes ("Funding Commitment") by the Company's wholly-owned subsidiary, Kansas Speedway Corporation ("KSC"). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation. The bond financing documents contain various restrictive covenants. The Company has agreed to guarantee KSC's Funding Commitment until certain financial conditions have been met.

The Company has a $300.0 million revolving credit facility ("Credit Facility"), which is scheduled to mature in September 2008 and accrues interest at LIBOR plus 62.5 - 150 basis points, based on the Company's highest debt rating as determined by specified rating agencies. At August 31, 2004, the Company did not have any borrowings outstanding under the Credit Facility. The Credit Facility contains various restrictive covenants.

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

Total interest incurred by the Company was approximately $5.8 million and $4.8 million for the three months ended August 31, 2003 and 2004, respectively, and $17.6 million and $17.3 million for the nine months ended August 31, 2003 and 2004, respectively. Total interest capitalized for the three months ended August 31, 2003 and 2004, was approximately $157,000 and $356,000, respectively, and approximately $395,000 and $829,000 for the nine months ended August 31, 2003 and 2004, respectively.

Financing costs of approximately $8.0 million, net of accumulated amortization, have been deferred and are included in other assets at August 31, 2004. These costs are being amortized on an effective yield method over the life of the related financing.

9. Related Party Disclosures and Transactions

All of the racing events that take place during the Company's fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association ("AHRMA"), the American Motorcyclist Association ("AMA"), the Automobile Racing Club of America ("ARCA"), the Championship Cup Series ("CCS"), the Federation Internationale de l'Automobile ("FIA"), the Federation Internationale Motocycliste ("FIM"), the Grand American Road Racing Association ("Grand American"), Historic Sportscar Racing ("HSR"), the International Race of Champions ("IROC"), the Indy Racing League ("IRL"), the National Association for Stock Car Auto Racing, Inc. ("NASCAR"), the Sports Car Club of America ("SCCA"), the Sportscar Vintage Racing Association ("SVRA"), the United States Auto Club ("USAC"), and the World Karting Association ("WKA"). NASCAR, which sanctions some of the Company's principal racing events, is a member of the France Family Group, which controls approximately 60% of the combined voting power of the outstanding stock of the Company, and some members of which serve as directors and officers. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR from continuing operations for disbursement to competitors, which are exclusive of NASCAR sanction fees, totaled approximately $22.4 million and $19.8 million for the three months ended August 31, 2003 and 2004, respectively, and approximately $59.3 million and $60.5 million for the nine months ended August 31, 2003 and 2004, respectively. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors for events at North Carolina included in discontinued operations totaled approximately $4.1 million and $4.6 million for the nine months ended August 31, 2003 and 2004, respectively. There were no amounts paid by the discontinued operations for the three months ended August 31, 2003 and 2004.

NASCAR contracts directly with certain network providers for television rights to the entire NASCAR NEXTEL Cup and NASCAR Busch series schedules. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR NEXTEL Cup and NASCAR Busch series event. Under the terms of this arrangement, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR NEXTEL Cup or NASCAR Busch series event as a component of its sanction fees and remits the remaining 90% to the event promoter. The event promoter pays 25% of the gross broadcast rights fees allocated to the event as part of the previously discussed prize money paid to NASCAR for disbursement to competitors. The Company's television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR NEXTEL Cup and NASCAR Busch series events conducted at its wholly-owned facilities were $38.2 million and $36.0 million for the three months ended August 31, 2003 and 2004, respectively, and approximately $103.1 million and $115.2 million for the nine months ended August 31, 2003 and 2004, respectively. Television broadcast and ancillary rights fees received from NASCAR for the NASCAR NEXTEL Cup and NASCAR Busch series events held at North Carolina and included in discontinued operations totaled approximately $7.2 million and $8.8 million for the nine months ended August 31, 2003 and 2004, respectively. There were no amounts received by the discontinued operations for the three months ended August 31, 2003 and 2004.

10. Commitments and Contingencies

In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds ("2002 STAR Bonds") totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway's boundaries and are not the Company's obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At August 31, 2004, the Unified Government had $5.8 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC's guarantee of the 2002 STAR Bonds.

The Company is a member of Motorsports Alliance, LLC ("Motorsports Alliance") (owned 50% by the Company and 50% by Indianapolis Motor Speedway LLC), which owns 75% of Raceway Associates, LLC ("Raceway Associates"). Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway. Raceway Associates has a term loan arrangement, which requires quarterly principal and interest payments and matures November 15, 2012, and a $15 million secured revolving credit facility, which matures September 15, 2005. At August 31, 2004, Raceway Associates had approximately $39.2 million outstanding under its term loan and $1.5 million outstanding under its credit facility. Under a keepwell agreement, the members of Motorsports Alliance have agreed to provide financial assistance to Raceway Associates, if necessary, on a pro rata basis to support its performance under its term loan and credit facility.

In connection with the Company's automobile and workers' compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties. The letters of credit, which expire on December 15, 2004, increase to a maximum of approximately $1.8 million and are automatically renewed on an annual basis. At August 31, 2004, there were no amounts drawn on the standby letters of credit.

The Internal Revenue Service (the "Service") is currently performing a periodic examination of the Company's federal income tax returns for the years ended November 30, 1999, 2000, 2001 and 2002 and is examining the tax depreciation treatment for a significant portion of its motorsports entertainment facility assets. In accordance with SFAS No. 109 "Accounting for Income Taxes" the Company has accrued a deferred tax liability based on the differences between its financial reporting and tax bases of such assets. The Company believes that its application of the federal income tax regulations in question, which have been applied consistently since being adopted in 1986 and have been subjected to previous Service audits, is appropriate, and intends to vigorously defend the merits of its position, if necessary. While an adverse resolution of these matters could result in a material negative impact on cash flow, the Company believes that it has provided adequate reserves in its consolidated financial statements as of August 31, 2004, and, as a result, does not expect that such an outcome would have a material adverse impact on results of operations. The Company believes that its existing cash, cash equivalents and short-term investments, combined with the cash provided by current operations and available borrowings under its Credit Facility will be sufficient to fund its: (i) operations and approved capital projects at existing facilities for the foreseeable future; (ii) payments required in connection with the funding of the Unified Government's debt service requirements related to the TIF bonds; (iii) payments related to its existing debt service commitments; (iv) any potential payments associated with its keepwell agreements; and (v) any adjustment that may ultimately occur as a result of the examination by the Service.

The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation will have a material adverse effect on the Company's financial condition or results of operations.

In addition to such routine litigation incident to its business, the Company was a party to the legal proceedings described below.

Terminated Litigation

In February 2002 the Company was served in a proceeding filed in the United States District Court for the Eastern District of Texas. The case was styled Francis Ferko, and Russell Vaughn as Shareholders of Speedway Motorsports, Inc. vs. National Association of [sic] Stock Car Auto Racing, Inc., International Speedway Corporation, and Speedway Motorsports, Inc . The overall gist of the allegations contained in the complaint was that Texas Motor Speedway should have a second NASCAR Winston Cup Series date annually and that NASCAR should be required by the court to grant Texas Motor Speedway a second NASCAR Winston Cup Series date annually. The portion of the complaint that included the Company alleged that it conspired with NASCAR and members of the France Family to "refuse to offer a new Winston Cup race date to any non-ISC owned track whenever ISC has desired to host an additional Winston Cup race." The complaint sought unspecified monetary damages from the Company, which were claimed to have resulted to Speedway Motorsports from the alleged conspiracy as well as treble damages under the anti-trust laws. Through the Company's participation in court ordered mediation the terms of the Settlement Agreement were reached in April 2004. Upon the satisfaction of certain preconditions to the Settlement Agreement becoming effective it was filed with the court in May 2004. The Settlement Agreement was approved by the court on July 1, 2004. Pursuant to the terms of the Settlement Agreement, the Company's North Carolina Speedway, Inc. subsidiary sold North Carolina's tangible and intangible assets and operations to a subsidiary of Speedway Motorsports for $100.4 million on July 1, 2004. The Settlement Agreement approved by the Court releases ISC and NASCAR from all claims related to the litigation. The released claims include, but are not limited to, allegations or assertions with respect to the awarding and/or sanctioning of races, the effect of the common control of NASCAR and ISC residing in the France Family Group, and the market power either individually or jointly of NASCAR and ISC.

11. Segment Reporting

The following tables provide segment reporting of the Company for the three- and nine- month periods ended August 31, 2003 and 2004 (in thousands):

	Three Months Ended August 31, 2003

	Motorsports Event	All Other	Total

Revenues	$151,716	$11,433	$163,149
Depreciation and amortization	9,106	1,364	10,470
Operating income	56,005	3,904	59,909
Capital expenditures	18,188	1,154	19,342
Total assets	1,097,667	194,864	1,292,531
Equity investments	33,306	-	33,306

	Three Months Ended August 31, 2004

	Motorsports Event	All Other	Total

Revenues	$142,649	$15,437	$158,086
Depreciation and amortization	9,718	1,441	11,159
Operating income	46,378	4,387	50,765
Capital expenditures	27,728	4,237	31,965
Total assets	1,351,695	240,493	1,592,188
Equity investments	36,023	-	36,023

	Nine Months Ended August 31, 2003

	Motorsports Event	All Other	Total

Revenues	$378,069	$29,968	$408,037
Depreciation and amortization	26,802	4,178	30,980
Operating income	125,945	7,193	133,138
Capital expenditures	38,353	3,763	42,116

	Nine Months Ended August 31, 2004

	Motorsports Event	All Other	Total

Revenues	$389,592	$37,633	$427,225
Depreciation and amortization	28,947	4,232	33,179
Operating income	111,459	9,884	121,343
Capital expenditures	53,742	17,782	71,524

Intersegment revenues were approximately $2.6 million and $1.6 million for the three months ended August 31, 2003 and 2004, respectively and approximately $8.0 million and $7.4 million for the nine months ended August 31, 2003 and 2004, respectively.

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

Included in the tables below, are condensed consolidating balance sheets as of November 30, 2003 and August 31, 2004, and the condensed consolidating statements of operations for the three- and nine-month periods ended August 31, 2003 and 2004, and the condensed consolidating statements of cash flows for the nine-month periods ended August 31, 2003 and 2004, of: (a) the Parent; (b) the guarantor subsidiaries; (c) elimination entries necessary to consolidate Parent with guarantor subsidiaries; and (d) the Company on a consolidated basis (in thousands).

	Condensed Consolidating Balance Sheet at November 30, 2003

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Current assets	$16,105	$264,396	$(8,757)	$271,744
Property and equipment, net	126,965	757,658	-	884,623
Advances to and investments in subsidiaries	1,450,303	425,580	(1,875,883)	-
Other assets	14,388	133,037	-	147,425

Total Assets	$1,607,761	$1,580,671	$(1,884,640)	$1,303,792

Current liabilities	$235,547	$149,373	$(8,415)	$376,505
Long-term debt	425,573	(3,757)	(346,648)	75,168
Deferred income taxes	45,479	67,935	-	113,414
Other liabilities	13	12,227	-	12,240
Total shareholders' equity	901,149	1,354,893	(1,529,577)	726,465

Total Liabilities and Shareholders' Equity	$1,607,761	$1,580,671	$(1,884,640)	$1,303,792

	Condensed Consolidating Balance Sheet at August 31, 2004

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Current assets	$14,764	$355,194	$(9,971)	$359,987
Property and equipment, net	152,699	773,963	-	926,662
Advances to and investments in subsidiaries	1,446,618	364,406	(1,811,024)	-
Other assets	16,271	289,268	-	305,539

Total Assets	$1,630,352	$1,782,831	$(1,820,995)	$1,592,188

Current liabilities	$30,944	$201,073	$(9,971)	$222,046
Long-term debt	666,072	(14,406)	(281,773)	369,893
Deferred income taxes	69,318	92,165	-	161,483
Other liabilities	13	11,957	-	11,970
Total shareholders' equity	864,005	1,492,042	(1,529,251)	826,796

Total Liabilities and Shareholders' Equity	$1,630,352	$1,782,831	$(1,820,995)	$1,592,188

	Condensed Consolidating Statement of Operations For The Three Months Ended August 31, 2003

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$502	$188,571	$(28,533)	$160,540
Total expenses	6,629	122,535	(28,533)	100,631
Operating (loss) income	(6,127)	66,036	-	59,909
Interest and other (expense) income, net	(4,030)	7,336	(3,410)	(104)
Net (loss) income	(27,310)	66,673	(3,410)	35,953

	Condensed Consolidating Statement of Operations For The Three Months Ended August 31, 2004

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$583	$181,565	$(25,665)	$156,483
Total expenses	7,063	124,320	(25,665)	105,718
Operating (loss) income	(6,480)	57,245	-	50,765
Interest and other income, net	24,161	7,379	(30,055)	1,485
Net income	2,047	96,098	(30,055)	68,090

	Condensed Consolidating Statement of Operations For The Nine Months Ended August 31, 2003

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$1,528	$489,651	$(91,174)	$400,005
Total expenses	21,380	336,661	(91,174)	266,867
Operating (loss) income	(19,852)	152,990	-	133,138
Interest and other (expense) income, net	(8,809)	8,601	(14,010)	(14,218)
Net (loss) income	(57,746)	145,565	(14,010)	73,809

	Condensed Consolidating Statement of Operations For The Nine Months Ended August 31, 2004

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$1,664	$498,345	$(80,143)	$419,866
Total expenses	23,482	355,184	(80,143)	298,523
Operating (loss) income	(21,818)	143,161	-	121,343
Interest and other income (expense), net	16,261	8,212	(41,620)	(17,147)
Net (loss) income	(35,289)	178,851	(41,620)	101,942

	Condensed Consolidating Statement of Cash Flows For The Nine Months Ended August 31, 2003

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(8,262)	$180,163	$(15,415)	$156,486
Net cash provided by (used in) investing activities	21,591	(75,903)	15,415	(38,897)
Net cash used in financing activities	(3,529)	(5,500)	-	(9,029)

	Condensed Consolidating Statement of Cash Flows For The Nine Months Ended August 31, 2004

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$18,685	$190,862	$(41,962)	$167,585
Net cash used in investing activities	(84,514)	(122,718)	41,962	(165,270)
Net cash provided by (used in) financing activities	66,345	(6,500)	-	59,845

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

Long-lived Assets, Goodwill and Other Intangible Assets. Our consolidated balance sheets include significant amounts of long-lived assets, goodwill and other intangible assets. Current accounting standards require testing these assets for impairment based on assumptions regarding our future business outlook. While we continue to review and analyze many factors that can impact our business prospects in the future, our analyses are subjective and are based on conditions existing at and trends leading up to the time the assumptions are made. Actual results could differ materially from these assumptions. Our judgments with regard to our future business prospects could impact whether or not an impairment is deemed to have occurred, as well as the timing of the recognition of such an impairment charge.

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

Derivative Instruments. From time to time, we utilize derivative instruments in the form of interest rate swaps to assist in managing our interest rate risk. We do not enter into any derivative instruments for trading purposes. All of our derivative instruments qualify, or have qualified, for the use of the "short-cut" method of accounting to assess hedge effectiveness in accordance with SFAS No. 133, as amended, and are recognized in our consolidated balance sheet at their fair value. The fair values of our derivative investments are based on quoted market prices at the date of measurement.

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

Acquisition and Divestiture

On July 13, 2004, we acquired the assets of Martinsville Speedway ("Martinsville"), and assumed the operations as well as certain liabilities of Martinsville for approximately $194.6 million, including acquisition costs. Martinsville was privately owned, with certain members of the France Family Group, which controls in excess of 60% of the combined voting interest of the Company, owning 50% of Martinsville. The acquisition was funded by $100.4 million in proceeds from the sale of the assets of North Carolina Speedway ("North Carolina") and approximately $94.2 million in cash. Martinsville's operations are included in our consolidated operations subsequent to the date of acquisition.

Located in Virginia near Greensboro and Winston-Salem, Martinsville is one of only two one-half mile tracks on the NASCAR NEXTEL Cup Series circuit. It seats approximately 63,000 grandstand spectators and offers premium accommodations in the facility's 25 suites. Martinsville annually conducts two NASCAR NEXTEL Cup and NASCAR Craftsman Truck series event weekends, including one during the Chase for the NASCAR NEXTEL Cup which will be included in our fiscal 2004 fourth quarter results of operations. In addition, Martinsville hosts a NASCAR Late Model Stock Car event annually. These events strengthen our presence in the motorsports industry and afford us further expansion opportunities in terms of seat and suite additions, as well as increased fan amenities.

As required by the settlement agreement in the Ferko/Vaughn litigation ("Settlement Agreement") (see Part II - Other Information under Legal Proceedings) dated April 8, 2004, our North Carolina Speedway, Inc. subsidiary entered into an Asset Purchase Agreement with Speedway Motorsports, Inc. ("SMI") for the sale of the tangible and intangible assets and operations of North Carolina. Under the terms of the Settlement Agreement, SMI's subsidiary purchased North Carolina's assets and assumed its operations for approximately $100.4 million in cash. The sale of North Carolina's assets closed on July 1, 2004 and we recorded an after-tax gain in our third quarter of fiscal 2004 of approximately $36.3 million.

For the three- and nine-month periods ended August 31, 2003 and 2004, in accordance with Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," the results of operations of North Carolina are presented as discontinued operations.

Impairment of Long-Lived Assets

SFAS No. 144 requires impairment losses equal to the difference between the carrying value of the asset and its fair value to be recognized for long-lived assets, if events or circumstances indicate that the carrying value of an asset may not be recoverable. In May 2004, we announced our intention to request realignment of the NASCAR Busch Series and Indy Racing League IndyCar Series events, currently conducted at Nazareth Speedway ("Nazareth"), to other motorsports facilities within our portfolio and our intention to suspend indefinitely major motorsports event operations at the facility after completion of its fiscal 2004 events. We believe that we can more successfully grow these events over the long term at a facility other than Nazareth. For the 2005 event season, the aforementioned events have been realigned to our Watkins Glen facility.

The realignment of the events conducted at Nazareth and the indefinite suspension of major motorsports event operations at the facility are expected to have a significant adverse effect on Nazareth's future revenues and cash flows. As a result of these changes in Nazareth's operations, in the second quarter of fiscal 2004 a detailed analysis of Nazareth's long-lived assets and their estimated future undiscounted cash flows was completed. The projected undiscounted cash flows were not sufficient to recover the carrying amount of Nazareth's property and equipment. We evaluated Nazareth's long-lived assets' estimated fair value using a discounted cash flow assessment as well as comparable prices for similar property, which resulted in the identification and measurement of an impairment loss of approximately $13.2 million, or $0.16 per diluted share.

Future Trends in Operating Results

Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction events at our facilities, particularly with NASCAR, whose sanctioned events at our wholly-owned facilities accounted for approximately 84% of our revenues in fiscal 2003. In January 2003, NASCAR announced it would entertain and discuss proposals from track operators regarding potential realignment of NASCAR NEXTEL Cup Series dates to more geographically diverse and potentially more desirable markets where there may be greater demand, resulting in an opportunity for increased revenues to the track operators. In June 2003, we announced that NASCAR approved our proposal for realignment of NASCAR NEXTEL Cup Series events among certain of our facilities for the 2004 season. The net result of these realignments was that The California Speedway ("California") hosted an additional NASCAR NEXTEL Cup Series event weekend during the Labor Day weekend beginning in 2004 and the schedule of events at North Carolina was reduced to one NASCAR NEXTEL Cup Series event weekend in February 2004. Further, in May 2004 we received NASCAR's approval for the realignment of additional NASCAR NEXTEL Cup events in our portfolio beginning in fiscal 2005. The net results of these additional realignments is the addition of a second NEXTEL Cup weekend for Phoenix International Raceway ("Phoenix") beginning in 2005 and the reduction of Darlington Raceway's ("Darlington") event schedule by one NEXTEL Cup weekend. We believe that these realignments will result in a net positive impact to our fiscal 2004 and 2005 revenue and earnings and will provide an opportunity to increase the sport's exposure in highly desirable markets, which will benefit the sport's fans, teams, sponsors and television broadcast partners as well. NASCAR has indicated that it is open to discussion regarding additional date realignments. We believe we are well positioned to capitalize on these future opportunities.

Fiscal 2001 was our first year under NASCAR's multi-year consolidated television broadcast rights agreements with NBC Sports, Turner Sports, FOX and FX. These agreements cover the domestic broadcast of NASCAR's NEXTEL Cup and Busch series racing seasons from 2001 through 2006. We expect media rights revenues, as well as variable costs tied to the percentage of broadcast rights fees required to be paid to competitors as part of NASCAR NEXTEL Cup and NASCAR Busch series sanction agreements, to continue to increase over the term of the current contracts based on NASCAR's announcement that the annual increase in the domestic television rights fees will range between 15% and 21% from 2001 through 2006. Television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR NEXTEL Cup and NASCAR Busch series events conducted at our wholly-owned facilities for the three months and nine months ended August 31, 2004 were $36.0 million and $115.2 million, respectively, as compared to $38.2 million and $103.1 million, respectively, during the same periods of the prior year.

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

An important component of our operating strategy has been our long-standing practice of focusing closely on supply and demand regarding additional capacity at our facilities. We continually evaluate the demand for our most popular racing events in order to add capacity that we believe will provide an acceptable rate of return on invested capital. Through prudent expansion, we attempt to keep demand at a higher level than supply, which stimulates ticket renewals and advance sales. Advance ticket sales result in earlier cash flow and reduce the potential negative impact of actual and forecasted inclement weather on ticket sales. While we will join with sponsors and offer promotions to generate additional ticket sales, we avoid rewarding last-minute ticket buyers by discounting tickets. We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth than to capture short-term incremental revenue. We recognize that a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment and other lifestyle and business conditions, can negatively impact attendance at our events. Based upon recent economic conditions, we instituted only modest increases in our weighted average ticket prices for fiscal 2004 and currently anticipate this trend will continue into fiscal 2005. In addition, we have limited the expansion of capacity at our facilities in fiscal 2004 to approximately 1,400 additional seats at Richmond that have been sold on a season basis. We recently announced that we will add approximately 1,600 additional seats at Kansas Speedway ("Kansas") and 900 club seats along with six incremental suites at Michigan International Speedway ("Michigan") for the fiscal 2005 event season. We will continue to evaluate expansion opportunities, as well as the pricing and packaging of our tickets and other products, on an ongoing basis. Over the long term, we plan to continue to expand capacity at our speedways.

From time to time, we are a party to routine litigation incidental to our business. We do not believe that the resolution of any or all of such litigation will have a material adverse effect on our financial condition or results of operations.

The postponement or cancellation of one or more major motorsports events could adversely impact our future operating results. A postponement or cancellation could be caused by a number of factors, including inclement weather, a general postponement or cancellation of all major sporting events in this country (as occurred following the September 11, 2001 terrorist attacks), a terrorist attack at any mass gathering or fear of such an attack, conditions resulting from the war with Iraq or other acts or prospects of war.

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

This situation occurred for the NASCAR NEXTEL Cup and Busch series Labor Day weekend events that were conducted at California in our fourth fiscal quarter in 2004 with the corresponding events conducted at our Darlington facility in the third fiscal quarter of 2003. As well, the 2004 NASCAR Craftsman Truck Series event at Darlington will be conducted in our fourth fiscal quarter as compared to being conducted in our second fiscal quarter in 2003 and the 2004 Grand American Road Racing Association event at California will be conducted in our fourth fiscal quarter as compared to our third fiscal quarter in 2003. These scheduling changes impact the comparability of the respective reporting periods.

Future schedule changes as determined by NASCAR or other sanctioning bodies, as well as the acquisition of additional, or divestiture of existing, motorsports facilities could impact the timing of our major events in comparison to prior or future periods.

Because of the seasonal concentration of racing events, the results of operations for the three-and nine-month periods ended August 31, 2003 and 2004 are not indicative of the results to be expected for the year.

Comparison of the Results for the Three and Nine Months Ended August 31, 2004 to the Results for the Three and Nine Months Ended August 31, 2003.

The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2003	2004	2003	2004
	(Unaudited)		(Unaudited)

Revenues:
Admissions, net	39.0%	36.3%	37.7%	35.1%
Motorsports related income	46.6	48.4	48.0	50.4
Food, beverage and merchandise income	13.5	14.1	13.2	13.3
Other income	0.9	1.2	1.1	1.2

Total revenues	100.0	100.0	100.0	100.0
Expenses:
Direct expenses:
Prize and point fund monies and NASCAR
sanction fees	16.4	14.9	17.2	16.7
Motorsports related expenses	19.7	21.1	18.8	19.0
Food, beverage and merchandise expenses	7.5	9.6	7.4	8.5
General and administrative expenses	12.6	14.9	14.9	15.9
Depreciation and amortization	6.5	7.1	7.7	7.9
Impairment of long-lived assets	-	-	-	3.1
Homestead-Miami Speedway track reconfiguration	-	-	0.7	-

Total expenses	62.7	67.6	66.7	71.1

Operating income	37.3	32.4	33.3	28.9
Interest income	0.4	0.7	0.3	0.7
Interest expense	(3.6)	(3.1)	(4.4)	(4.1)
Loss on early retirement of debt	-	-	-	(1.2)
Equity in net income from equity investments	3.2	3.4	0.5	0.5

Income from continuing operations before income taxes	37.3	33.4	29.7	24.8
Income taxes	14.6	13.1	11.7	9.9

Income from continuing operations	22.7	20.3	18.0	14.9

Net (loss) income from discontinued operations	(0.3)	-	0.5	0.7
Gain on sale of discontinued operations	-	23.2	-	8.7

Net income	22.4%	43.5%	18.5%	24.3%

Admissions revenue decreased to approximately $56.7 million, or 9.5%, for the three months ended August 31, 2004, from approximately $62.7 million for the three months ended August 31, 2003. This decrease was primarily attributable to the timing of the Labor Day NASCAR NEXTEL Cup and Busch series events, which were conducted at Darlington in fiscal 2003 in the third quarter and conducted at California in fiscal 2004 in the fourth quarter. The timing of the California GARRA event, conducted in our third fiscal quarter in 2003 and our fourth fiscal quarter in 2004, also contributed to the decrease. Revenues for our events at Michigan, which included two sold-out NASCAR NEXTEL Cup events, our July events at Daytona International Speedway ("Daytona"), which included the rain-delayed NASCAR NEXTEL Cup Pepsi 400, our sold-out Indy Racing League and NASCAR Craftsman Truck Series events at Kansas Speedway and the NASCAR NEXTEL Cup weekend at Watkins Glen, International ("Watkins Glen"), were comparable to the prior year period.

Admissions revenue decreased to approximately $147.4 million, or 2.4%, for the nine months ended August 31, 2004, from approximately $151.0 for the nine months ended August 31, 2003. This decrease was primarily attributable to the previously discussed timing of Labor Day events and, to a lesser extent, the timing of the California GARRA event. Certain Speedweeks events supporting our sold-out Daytona 500, including the NASCAR Busch Series event which was rescheduled to the following Monday due to inclement weather, and, to a lesser extent, the timing of the NASCAR Craftsman Truck Series event at Darlington also contributed to the decrease. These decreases were offset by admissions increases for NASCAR weekends at Richmond, Talladega, Darlington and California as well as an increase for the March motorcycle events at Daytona.

Motorsports related income increased approximately $947,000, or 1.3%, and approximately $19.8 million, or 10.3%, for the three months and nine months ended August 31, 2004, respectively, as compared to the same periods of the prior year. These increases were primarily attributable to television broadcast rights fees for NASCAR NEXTEL Cup and Busch series events conducted during the respective periods. Advertising, sponsorship, camping, hospitality and other race related revenues for events conducted during the periods also contributed to the increase. These increases were significantly offset by the previously discussed timing of NASCAR Labor Day events and, to a lesser extent, the previously discussed timing of events at California and Darlington as well as a decrease in licensing revenues.

Food, beverage and merchandise income increased approximately $471,000, or 2.2%, and approximately $3.0 million, or 5.7%, for the three months and nine months ended August 31, 2004, respectively, as compared to the same periods of the prior year. These increases were primarily attributable to our Americrown subsidiary performing services at non-ISC venues in 2004 as well as assuming certain merchandise operations that were conducted by third party vendors paying us a commission on sales in prior years. Increased attendance at certain events and sales at the gift shop adjacent to DAYTONA USA also contributed to the increases. These increases were significantly offset by the previously described timing of the NASCAR Labor Day events and the Dale Earnhardt Tribute Concert held at Daytona in June 2003, which was not held in 2004. Further, the increase during the nine month period was significantly offset by nonrecurring income of approximately $1.6 million, or $0.02 per diluted share, recorded in the 2003 fiscal period related to our ongoing activities to audit third party vendors' sales reports for prior years.

Prize and point fund monies and NASCAR sanction fees decreased approximately $3.1 million, or 11.6%, and increased approximately $1.1 million, or 1.6%, for the three months and nine months ended August 31, 2004, respectively, as compared to the same periods of the prior year. Increases were primarily due to increased prize and point fund monies paid by NASCAR to participants in events conducted during the periods. These increases were primarily attributable to the increased television broadcast rights fees for the NASCAR NEXTEL Cup and Busch series events conducted during the periods, as standard NASCAR sanction agreements require that a specified percentage of broadcast rights fees be paid to competitors. These increases were more than offset for the three-month period and significantly offset for the nine-month period by the timing of the NASCAR Labor Day events and, to a lesser extent, the timing of Darlington's NASCAR Craftsman Truck Series event.

Motorsports related expenses increased approximately $1.4 million, or 4.5%, and approximately $5.0 million, or 6.7%, for the three months and nine months ended August 31, 2004, respectively, as compared to the same periods of the prior year. The increases were primarily attributable to increased operating costs for comparable events and activities conducted during the respective periods, costs related to our MRN Radio subsidiary's NEXTEL Vision program (video production services for at-track large screen video displays) and certain strategic marketing initiatives. These increases were partially offset by the timing of the NASCAR Labor Day events and the Dale Earnhardt Tribute Concert held at Daytona in June 2003. Motorsports related expenses as a percentage of combined admissions and motorsports related income increased to approximately 24.9% and 22.3% during the three-month and nine month periods ended August 31, 2004, respectively, as compared to 23.0% and 21.9% during the same respective periods in the prior year. The increases were primarily due to the timing of the Labor Day events, increases in operating costs for comparable events and certain strategic marketing costs, partially offset by the increase in television broadcast rights fees.

Food, beverage and merchandise expenses increased approximately $2.9 million, or 24.4%, and approximately $6.2 million, or 21.0%, for the three months and nine months ended August 31, 2004, respectively, as compared to the same periods of the prior year. These increases were primarily attributable to increased product and other variable costs associated with our Americrown subsidiary performing services at certain non-ISC venues in the third quarter of 2004, increased sales at many of our comparable events and the gift shop adjacent to DAYTONA USA and Americrown's assumption of certain merchandise operations that were conducted by third party vendors paying us a commission on sales in prior years. These increases are partially offset by the timing of the NASCAR Labor Day events and the Dale Earnhardt Tribute Concert held at Daytona in June 2003. Food, beverage and merchandise expenses as a percentage of food, beverage and merchandise income increased to approximately 67.9% and 64.1% for the three months and nine months ended August 31, 2004, respectively, as compared to 55.8% and 56.0% for the same respective periods in the prior year. These increases are primarily attributable to Americrown's assumption of certain operations that were conducted by third party vendors paying us a commission on sales in prior years, the timing of the NASCAR Labor Day events and the Dale Earnhardt Tribute Concert and the current period costs for Americrown's expansion to certain non-ISC venues, which contributed a lower margin than ordinarily achieved at ISC owned facilities. In addition, the previously discussed nonrecurring income related to third party vendor audits recorded in the first quarter of the prior year contributed significantly to the favorable margin during that period.

General and administrative expenses increased approximately $3.1 million, or 15.2%, and approximately $6.7 million, or 11.3%, for the three months and nine months ended August 31, 2004, respectively, as compared to the same periods of the prior year. These increases were attributable to a net increase in certain costs related to the expansion of our ongoing business and increases in other general expenses including Martinsville operations. As well, certain strategic development costs contributed to the increase during the nine-month period. In addition, during the three months ended August 31, 2004 we recorded an approximately $670,000 non-cash charge associated with the net book value of certain undepreciated assets removed during the renovation of Daytona's infield. General and administrative expenses as a percentage of total revenues increased to approximately 14.9% and 15.8% for the three months and nine months ended August 31, 2004, respectively, as compared to 12.6% and 14.9% for the same respective periods in the prior year. These increases are primarily due to the timing of the NASCAR Labor Day events and, to a lesser extent, the non-cash charge associated with the Daytona infield renovation, as well as increased costs related to the ongoing expansion of our business. These increases were partially offset by the increase in television broadcast rights fees.

Depreciation and amortization expense increased approximately $689,000, or 6.6%, and approximately $2.2 million, or 7.1%, for the three months and nine months ended August 31, 2004, respectively, as compared to the same periods of the prior year. These increases are primarily attributable to the track reconfiguration project at Miami completed in the fourth quarter of fiscal 2003, the installation of SAFER (steel and foam energy reduction) walls at most of our facilities, a new pedestrian/vehicular tunnel at Phoenix, certain strategic technology initiatives and other ongoing improvements to our facilities. Our acquisition of Martinsville Speedway in July 2004 also contributed to the increase.

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

Interest income increased by approximately $511,000, or 92.2%, and approximately $1.6 million, or 126.8%, for the three months and nine months ended August 31, 2004, respectively, as compared to the same periods of the prior year. These increases were primarily due to higher cash balances in the current year period, which included unused portions of the proceeds of the $300 million senior notes issued in April 2004.

Interest expense decreased by approximately $1.0 million, or 17.2%, and approximately $316,000, or 1.8%, for the three months and nine months ended August 31, 2004, respectively, as compared to the same periods of the prior year. On April 23, 2004, we closed on a private placement of $150 million 4.20 percent senior notes due 2009, and $150 million 5.40 percent senior notes due 2014 (collectively the "2004 Senior Notes). We used a substantial majority of the net proceeds from the transaction to redeem our existing $225 million 7.875 percent senior notes issued in October 1999 and due October 15, 2004 ("1999 Senior Notes"), including the payment of redemption premium and accrued interest on May 28, 2004. We continued to incur interest of approximately $1.6 million on our previously existing 1999 Senior Notes from April 23, 2004 through May 28, 2004. In addition to the decrease in interest rate for the 2004 Senior Notes as compared to the previously outstanding 1999 Senior Notes, amortization of premiums on interest rate swaps, increases in capitalized interest and a decrease in the amount outstanding on a term loan for our Miami facility also contributed to the decrease in interest expense during the respective periods.

As discussed above, we used the proceeds from our 2004 Senior Notes to redeem and retire all of our outstanding 1999 Senior Notes. As a result, during the nine months ended August 31, 2004 we recorded an approximately $5.0 million loss on early retirement of debt comprised of a redemption premium of approximately $5.3 million, associated unamortized net deferred financing costs and unamortized original issuance discount, which were partially offset by gain recognition on unamortized deferred interest rate swap terminations associated with the 1999 Senior Notes.

Equity in net income from equity investments represents our pro rata share of the current income from our 37.5% equity investment in Raceway Associates. Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway. Because of the seasonal concentration of racing events at these facilities, the results of operations for the three- and nine-month periods ended August 31, 2004 and August 31, 2003 are not indicative of the results to be expected for the year.

The increase in our effective income tax rate for the three months ended August 31, 2004, as compared to the same period of the prior year, is primarily attributable to an increase in our blended state tax rate. The increase in our effective income tax rate for the nine months ended August 31, 2004, as compared to the same period of the prior year, is primarily attributable to state tax implications related to the impairment of Nazareth's long-lived assets and, to a lesser extent, an increase in our blended state tax rate. In addition, the effective income tax rate of our continuing operations increased in all periods presented as a result of the allocation of income taxes to North Carolina, which are presented as discontinued, net of tax.

The operations and gain on sale of North Carolina are presented as discontinued operations, net of tax, from the beginning of each period presented in accordance with SFAS No. 144. As previously discussed, the sale of North Carolina's assets to SMI closed on July 1, 2004.

As a result of the foregoing, our net income increased approximately $32.1 million, or $0.60 per diluted share, and approximately $28.1 million, or $0.53 per diluted share, for the three months and nine months ended August 31, 2004, respectively, as compared to the same respective periods of the prior year.

Liquidity and Capital Resources

General

We have historically generated sufficient cash flow from operations to fund our working capital needs and capital expenditures at existing facilities, as well as to pay an annual cash dividend. In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance of long-term debt, borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects. At August 31, 2004, we had cash, cash equivalents and short-term investments totaling approximately $286.3 million, $300.0 million principal amount of senior notes outstanding, total borrowings of $7.0 million under a term loan, and a debt service funding commitment of approximately $69.9 million principal amount related to the taxable special obligation revenue ("TIF") bonds issued by the Unified Government of Wyandotte County/Kansas City, Kansas ("Unified Government"). We had working capital of approximately $137.9 million at August 31, 2004. At November 30, 2003 we had a working capital deficit of $104.8 million primarily due to the 1999 Senior Notes, which were repaid in full in May 2004 with the proceeds from issuance of the 2004 Senior Notes.

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

Cash Flows

Net cash provided by operating activities was approximately $167.6 million for the nine months ended August 31, 2004, compared to approximately $156.5 million for the nine months ended August 31, 2003. The difference between our net income of approximately $101.9 million and the approximately $167.6 million of operating cash flow was primarily attributable to:

  an increase in deferred income of approximately $48.8 million;
  deferred income taxes of approximately $48.1 million;
  depreciation and amortization of approximately $34.0 million; and
  an impairment of long-lived assets of approximately $13.2 million.

These differences are partially offset by the gain on sale of discontinued operations of approximately $63.9 million and an increase in inventories, prepaid expenses and other assets of approximately $17.9 million.

Net cash used in investing activities was approximately $165.3 million for the nine months ended August 31, 2004, compared to approximately $38.9 million for the nine months ended August 31, 2003. Our use of cash for investing activities reflects the Martinsville acquisition of approximately $193.7 million and approximately $71.5 million in capital expenditures, as further described below. These uses of cash in investing activities were partially offset by the proceeds from the sale of North Carolina of approximately $100.4 million.

Net cash provided by financing activities was approximately $59.8 million for the nine months ended August 31, 2004, compared to the net cash used in financing activities of approximately $9.0 million for the nine months ended August 31, 2003. Our cash provided by financing activities reflects the proceeds from the issuance of the 2004 Senior Notes of approximately $299.6 million and the proceeds from the termination of the interest rate swap agreements of approximately $2.8 million. These proceeds from financing activities were partially offset by the retirement of our 1999 Senior Notes and payments on our term loan aggregating approximately $231.5 million, payment of the redemption premium attributable to the 1999 Senior Notes of approximately $5.3 million, dividends paid of approximately $3.2 million and payment of deferred financing costs related to the 2004 Senior Notes of approximately $2.5 million.

Capital Expenditures

Capital expenditures totaled approximately $71.5 million for the nine months ended August 31, 2004, compared to approximately $42.1 million for the nine months ended August 31, 2003. Capital expenditures during the nine months ended August 31, 2004, were related to our previously announced multi-faceted infield renovation project at Daytona, acquisition of land and land improvements for expansion of parking, camping capacity and other uses, the installation of SAFER (steel and foam energy reduction) walls at several facilities, track lighting projects at California and Darlington, increased grandstand seating capacity at Richmond, construction of an IMAX theater at DAYTONA USA, the purchase of equipment and other assets associated with our food, beverage and merchandising operations and a variety of other improvements and renovations to our facilities.

Based on capital projects currently approved, we expect to make capital expenditures totaling approximately $147.5 million subsequent to August 31, 2004, which are expected to be completed within the next 24 months. This includes the completion of our multi-faceted infield renovation project at Daytona, the acquisition of land and land improvements for expansion of parking, camping capacity and other uses, improvements at Michigan including the previously discussed club seating and suite additions, the installation of and completion of track lighting projects at Phoenix, California and Darlington, the purchase of equipment and other assets associated with our food, beverage and merchandising operations, the installation of SAFER (steel and foam energy reduction) walls at several facilities, increased grandstand seating capacity at Kansas and a variety of other improvements and renovations to our facilities.

As a result of these currently approved projects and current year capital expenditures made through August 31, 2004, we expect our total fiscal 2004 capital expenditures will be approximately $135 million to $145 million. We anticipate future capital spending, related to our existing facilities and operations, to be in the range of $80 million to $100 million per year, with some years being higher or lower depending on the size and timing of specific projects.

We review the capital expenditure program periodically and modify it as required to meet current business needs.

Future Liquidity

On April 23, 2004, we completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. At August 31, 2004, outstanding 2004 Senior Notes totaled approximately $301.7 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 4.2% and are due April 2009, and $150.0 million principal amount unsecured senior notes, which bear interest at 5.4% and are due April 2014. The 2004 Senior Notes require semi-annual interest payments beginning October 15, 2004 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Our subsidiaries are guarantors of the 2004 Senior Notes. On September 27, 2004, we completed an offer to exchange the 2004 Senior Notes issued in the private placement for registered senior notes with substantially identical terms.

Total gross proceeds from the sale of the 2004 Senior Notes were $300.0 million, net of discounts of approximately $431,000 and approximately $2.6 million of deferred financing fees. The deferred financing fees will be treated as additional interest expense and amortized over the life of the 2004 Senior Notes on an effective yield method. In March 2004, we entered into interest rate swap agreements to effectively lock in the interest rate of approximately $150.0 million of the 4.2% Senior Notes. We terminated these interest rate swap agreements on April 23, 2004 and received approximately $2.2 million, which is being amortized over the life of the 4.2% Senior Notes.

In January 1999, the Unified Government issued approximately $71.3 million in TIF bonds in connection with the financing of construction of Kansas Speedway. At August 31, 2004 outstanding TIF bonds totaled approximately $68.6 million, net of the unamortized discount, which is comprised of a $20.2 million principal amount, 6.15% term bond due December 1, 2017 and a $49.7 million principal amount, 6.75% term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes ("Funding Commitment") by our wholly-owned subsidiary, Kansas Speedway Corporation. Principal (mandatory redemption) payments per the Funding Commitment are payable by Kansas Speedway Corporation on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. Kansas Speedway Corporation granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation. We have agreed to guarantee Kansas Speedway Corporation's Funding Commitment until certain financial conditions have been met. In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds ("2002 STAR Bonds") totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway's boundaries and are not our obligation. Kansas Speedway Corporation has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At August 31, 2004, the Unified Government had $5.8 million in 2002 STAR Bonds outstanding. Under a keepwell agreement, we have agreed to provide financial assistance to Kansas Speedway Corporation, if necessary, to support its guarantee of the 2002 STAR Bonds.

Our $300.0 million Credit Facility is scheduled to mature in September 2008, and accrues interest at LIBOR plus 62.5 - 150 basis points, based on our highest debt rating as determined by specified rating agencies. At August 31, 2004, we did not have any borrowings outstanding under the Credit Facility.

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

We are a member of Motorsports Alliance, LLC ("Motorsports Alliance") (owned 50% by us and 50% by Indianapolis Motor Speedway LLC), which owns 75% of Raceway Associates. Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway. Raceway Associates has a term loan arrangement, which requires quarterly principal and interest payments and matures November 15, 2012, and a $15 million secured revolving credit facility, which matures September 15, 2005. At August 31, 2004, Raceway Associates had approximately $39.2 million outstanding under its term loan and $1.5 million outstanding under its credit facility. Under a keepwell agreement, the members of Motorsports Alliance have agreed to provide financial assistance to Raceway Associates, if necessary, on a pro rata basis to support performance under its term loan and credit facility.

At August 31, 2004, we had contractual cash obligations to repay debt and to make payments under operating agreements, leases and commercial commitments in the form of guarantees and unused lines of credit.

Payments due under these long-term obligations are as follows as of August 31, 2004 (in thousands):

		Obligations Due by Period

	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years

Long-term debt	$376,885	$7,390	$1,140	$151,685	$216,670
Track facility operating agreement	43,095	2,220	4,440	4,440	31,995
Other operating leases	10,698	3,161	3,439	1,069	3,029

Total Contractual Cash Obligations	$430,678	$12,771	$9,019	$157,194	$251,694

Commercial commitment expirations are as follows as of August 31, 2004 (in thousands):

		Commitment Expiration by Period

	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years

Guarantees	$5,760	$685	$1,320	$905	$2,850
Keepwell agreements	20,350	2,400	5,550	4,800	7,600
Unused credit facilities	301,843	1,843	-	300,000	-

Total Commercial Commitments	$327,953	$4,928	$6,870	$305,705	$10,450

During fiscal 1999, we announced our intention to search for a site for a major motorsports facility in the New York metropolitan area. Our efforts have included the evaluation of many different locations, including the Meadowlands Sports Complex in New Jersey. Most recently we identified a combination of land parcels in the New York City borough of Staten Island that could potentially be utilized for the development of a major speedway. During the nine months ended August 31, 2004, we capitalized approximately $5.6 million in legal and consulting relating to due diligence and feasibility studies as well as other costs related to our negotiations, through a wholly-owned subsidiary, for the purchase of these parcels. As is customary, the purchase will depend on the outcome of an extensive due diligence process. In addition, the ultimate decision of whether to develop a motorsports facility in the area will be based on the overall results of a detailed feasibility study, including estimated construction cost, availability of public financing, permitting considerations, traffic and transportation analyses and other necessary project reviews.

In light of NASCAR's publicly announced position regarding additional potential realignment of the NASCAR NEXTEL Cup Series schedule, we also believe there are potential development opportunities in new, untapped markets across the country. As such, we have been and are exploring opportunities for public/private partnerships targeted to develop one or more motorsports facilities in new markets. In the Pacific Northwest, a site in Snohomish County, Washington has been selected as a preferred location for the potential development of a racing facility. The site is located approximately 30 miles north of Seattle, the nation's 12th largest media market, and would draw from NASCAR's significant fan base in the region. On October 6, 2004, the City of Marysville and Snohomish County officials presented a proposal for a public/private partnership to Washington's Legislative Committee on Economic Development and International Relations. While this is an important first step, it is too early to tell if the necessary public participation will actually materialize or if it will be sufficient to allow for the development of the facilty.

Our cash flow from operations consists primarily of ticket, hospitality, merchandise, catering and concession sales and contracted revenues arising from television broadcast rights and marketing partnerships. While we expect our strong operating cash flow to continue in the future, our financial results depend significantly on a number of factors relating to consumer and corporate spending, including economic conditions affecting marketing dollars available from the motorsports industry's principal sponsors. Consumer and corporate spending could be adversely affected by economic, security and other lifestyle conditions, resulting in lower than expected future operating cash flows. General economic conditions were significantly and negatively impacted by the September 11, 2001 terrorist attacks and the war with Iraq and could be similarly affected by any future attacks or fear of such attacks, or by conditions resulting from other acts or prospects of war. Any future attacks or wars or related threats could also increase our expenses related to insurance, security or other related matters. In addition, the Internal Revenue Service (the "Service") is currently performing a periodic examination of our federal income tax returns for the years ended November 30, 1999, 2000, 2001 and 2002 and is examining the tax depreciation treatment for a significant portion of our motorsports entertainment facility assets. In accordance with SFAS No. 109 "Accounting for Income Taxes," we have accrued a deferred tax liability based on the differences between our financial reporting and tax bases of such assets in our consolidated balance sheet as of August 31, 2004. We believe that our application of the federal income tax regulations in question, which have been applied consistently since being adopted in 1986 and have been subjected to previous Service audits, is appropriate and we intend to vigorously defend the merits of our position, if necessary. While an adverse resolution of these matters could result in a material negative impact on cash flow, we believe that we have provided adequate reserves in our consolidated financial statements as of August 31, 2004, and, as a result, do not expect that such an outcome would have a material adverse effect on results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the nine months ended August 31, 2004, there have been no material changes in our market risk exposures.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

Subsequent to August 31, 2004 and prior to the filing of this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at August 31, 2004, and during the period prior to the filing of this report. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to August 31, 2004.

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

In February 2002 we were served in a proceeding filed in the United States District Court for the Eastern District of Texas. The case was styled Francis Ferko, and Russell Vaughn as Shareholders of Speedway Motorsports, Inc. vs. National Association of [sic] Stock Car Auto Racing, Inc., International Speedway Corporation, and Speedway Motorsports, Inc. The overall gist of the allegations contained in the complaint was that Texas Motor Speedway should have a second NASCAR Winston Cup Series date annually and that NASCAR should be required by the court to grant Texas Motor Speedway a second NASCAR Winston Cup Series date annually. The portion of the complaint that was directed against us alleged that we conspired with NASCAR and members of the France Family to "refuse to offer a new Winston Cup race date to any non-ISC owned track whenever ISC has desired to host an additional Winston Cup race." The complaint sought unspecified monetary damages from ISC, which were claimed to have resulted to Speedway Motorsports from the alleged conspiracy as well as treble damages under the anti-trust laws. Through our participation in court ordered mediation the terms of the Settlement Agreement were reached in April 2004. Upon the satisfaction of certain preconditions to the Settlement Agreement becoming effective it was filed with the court in May 2004 and approved by the court on July 1, 2004. Pursuant to the terms of the Settlement Agreement our North Carolina Speedway, Inc. subsidiary sold the North Carolina tangible and intangible assets and operations to a subsidiary of Speedway Motorsports for $100.4 million on July 1, 2004. The Settlement Agreement approved by the Court releases ISC and NASCAR from all claims related to the litigation. The released claims include, but are not limited to, allegations or assertions with respect to the awarding and/or sanctioning of races, the effect of the common control of NASCAR and ISC residing in the France Family Group, and the market power either individually or jointly of NASCAR and ISC.

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

32
Section 1350 Certification - filed herewith

99.1
Additional Factors That May Affect Operating Results filed herewith

(b) Reports on Form 8-K

On July 1, 2004 we filed a report on Form 8-K that reported under Items 5 and 9 the issuance of a press release that announced the Court had approved the settlement in the Ferko/Vaughn litigation, and that the sale of North Carolina (Rockingham) had closed.

On July 7, 2004 we filed a report on Form 8-K that reported under Items 9 and 12 the issuance of a press release that reported earnings results for the second quarter and six months ended May 31, 2004.

On August 10, 2004 we filed a report on Form 8-K that filed under Item 7 the Restated Consolidated Financial Statements listed below:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
- November 30, 2002 and 2003
Consolidated Statements of Operations
- Years ended November 30, 2001, 2002, and 2003
Consolidated Statements of Shareholders' Equity
- Years ended November 30, 2001, 2002, and 2003
Consolidated Statements of Cash Flows
- Years ended November 30, 2001, 2002, and 2003
Notes to Consolidated Financial Statements Schedule II - Valuation and Qualifying Accounts

Consolidated Balance Sheets
- November 30, 2003 and February 29, 2004 (unaudited)
Consolidated Statements of Operations (unaudited)
- Three Months ended February 28, 2003 and February 29, 2004
Consolidated Statement of Shareholders' Equity (unaudited)
- Three Months ended February 29, 2004
Consolidated Statements of Cash Flows (unaudited)
- Three Months ended February 28, 2003 and February 29, 2004
Notes to Consolidated Financial Statements (unaudited)

On October 7, 2004 we filed a report on Form 8-K that reported under Items 2.02 and 8.01 the issuance of a press release that reported earnings results for the third quarter and nine months ended August 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)
Date:	10/8/2004	/s/ Susan G. Schandel
Susan G. Schandel, Senior Vice President & Chief Financial Officer