Form 10-K
period 2004-11-30
INTERNATIONAL SPEEDWAY CORP
filed 2005-02-08
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year period ended November 30, 2004.

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

[x] Yes             [ ] No

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of May 31, 2004 was $1,593,377,960 based upon the last reported sale price of the Class A Common Stock on the NASDAQ National Market System on that date and the assumption that all directors and executive officers of the Company, and their families, are affiliates.

At December 31, 2004, there were outstanding:

No shares of Common Stock, $.10 par value per share,
28,875,169 shares of Class A Common Stock, $.01 par value per share, and
24,395,001 shares of Class B Common Stock, $.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE. The information required by Part III is to be incorporated by reference from the definitive information statement which involves the election of directors at our April 2005 Annual Meeting of Shareholders and which is to be filed with the Commission not later than 120 days after November 30, 2004. Certain of the exhibits listed in Part IV are incorporated by reference from the Company's Registration Statement filed on Form S-4, File No. 333-118168.

EXCEPT AS EXPRESSLY INDICATED OR UNLESS THE CONTEXT OTHERWISE REQUIRES, "ISC," "WE," "OUR," "COMPANY," "US," OR "INTERNATIONAL SPEEDWAY" MEAN INTERNATIONAL SPEEDWAY CORPORATION, A FLORIDA CORPORATION, AND ITS SUBSIDIARIES.

BEGINNING IN 2004, NEXTEL COMMUNICATIONS REPLACED R.J. REYNOLDS AS THE SPONSOR OF THE NASCAR CUP SERIES. IN THIS DOCUMENT, WHEN WE USE THE TERM "NASCAR NEXTEL CUP SERIES," WE ARE REFERRING TO THE OLD NASCAR WINSTON CUP SERIES (AS NASCAR'S CUP SERIES WAS NAMED UNTIL 2004) AS WELL AS THE NASCAR NEXTEL CUP SERIES.

PART I

ITEM 1. BUSINESS

GENERAL

We are a leading promoter of motorsports entertainment activities in the United States. The general nature of our business is a motorsports themed amusement enterprise; furnishing amusement to the public in the form of motorsports themed entertainment. We currently own and/or operate eleven of the nation's major motorsports facilities:

  Daytona International Speedway in Florida;
  Talladega Superspeedway in Alabama;
  Michigan International Speedway in Michigan;
  Richmond International Raceway in Virginia;
  California Speedway in California;
  Kansas Speedway in Kansas;
  Phoenix International Raceway in Arizona;
  Homestead-Miami Speedway in Florida;
  Martinsville Speedway in Virginia;
  Darlington Raceway in South Carolina; and
  Watkins Glen International in New York.

In addition, Raceway Associates, LLC ("Raceway Associates"), in which we hold a 37.5% indirect equity interest, owns and operates two nationally recognized major motorsports facilities in Illinois:

  Chicagoland Speedway; and
  Route 66 Raceway.

In 2004, these motorsports facilities promoted well over 100 stock car, open wheel, sports car, truck, motorcycle and other racing events, including:

  20 National Association for Stock Car Auto Racing ("NASCAR") NEXTEL Cup Series events;
  14 NASCAR Busch Series events;
  nine NASCAR Craftsman Trucks Series events;
  seven Indy Racing League ("IRL") IndyCar Series events;
  two National Hot Rod Association ("NHRA") POWERade drag racing events;
  the premier sports car endurance event in the United States (the Rolex 24 at Daytona sanctioned by the Grand American Road Racing Association ("Grand American")); and
  a number of prestigious motorcycle races.

Our business consists principally of racing events at these major motorsports facilities, which, in total, currently have more than one million grandstand seats. We generate revenue primarily from admissions, television, radio and ancillary rights fees, promotion and sponsorship fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating), advertising revenues, royalties from licenses of our trademarks and track rentals, as well as from catering, merchandise and food concession services at all of our wholly-owned motorsports facilities. We also own and operate the Motor Racing Network, Inc. radio network, or MRN Radio, the nation's largest independent motorsports radio network in terms of event programming, and DAYTONA USA-The Ultimate Motorsports Attraction, a motorsports-themed entertainment complex and the Official Attraction of NASCAR.

We have grown significantly in recent years through both internal and external initiatives. From fiscal 2000 through fiscal 2004, our revenues increased from approximately $418.4 million to $647.8 million, a compound annual growth rate, or CAGR, of 11.6%. In particular, our motorsports related income increased from 39.3% of our total revenues in fiscal 2000 to 51.7% in fiscal 2004, a CAGR of 19.5%. We remain focused on several growth opportunities, including maximizing our media income and exposure and developing long-term marketing partnerships. These initiatives have broadened our financial stability through more predictable and recurring revenues and cash flows and should enable us to maintain our leadership position in the motorsports entertainment industry.

INCORPORATION

We were incorporated in 1953 under the laws of the State of Florida under the name "Bill France Racing, Inc." and changed our name to "Daytona International Speedway Corporation" in 1957. With the groundbreaking for Talladega Superspeedway in 1968, we changed our name to "International Speedway Corporation." Our principal executive offices are located at 1801 West International Speedway Boulevard, Daytona Beach, Florida 32114, and our telephone number is (386) 254-2700. We maintain a website at http://www.iscmotorsports.com. The information on our website is not part of this report.

OPERATIONS

The general nature of our business is a motorsports themed amusement enterprise, furnishing amusement to the public in the form of motorsports themed entertainment. Our motorsports event operations consist principally of racing events at our facilities, which include providing catering, merchandise and food concessions at all of our motorsports facilities that host NASCAR NEXTEL Cup Series events. Our other operations include the DAYTONA USA motorsports entertainment complex, MRN Radio, our 37.5% equity investment in Raceway Associates and certain other activities. We derived approximately 84.9% of our 2004 revenues from NASCAR-sanctioned racing events at our wholly-owned facilities.

In addition to events sanctioned by NASCAR in fiscal 2004 we promoted other stock car, open wheel, sports car, motorcycle and go-kart racing events sanctioned by the American Historic Racing Motorcycle Association ("AHRMA"), the American Motorcyclist Association ("AMA"), the Automobile Racing Club of America ("ARCA"), the Clear Channel - Championship Cup Series ("CCS"), the Federation Internationale de l'Automobile ("FIA"), the Federation Internationale Motocycliste ("FIM"), Grand American, Historic Sportscar Racing ("HSR"), the International Race of Champions ("IROC"), IPOWERacing, IRL, the National Hot Rod Association ("NHRA"), the Sports Car Club of America ("SCCA"), the Sportscar Vintage Racing Association ("SVRA"), the United States Auto Club ("USAC") and the World Karting Association ("WKA").

Americrown

We conduct, either through operations of the particular facility or through certain wholly-owned subsidiaries operating under the name "Americrown," souvenir merchandising operations, and food and beverage concession operations for customers at all of our motorsports facilities. In addition, we conduct catering services to customers both in suites and chalets at substantially all of our motorsports facilities. Americrown also produces and markets motorsports-related merchandise such as apparel, souvenirs and collectibles to retail customers, through internet and catalog sales, and directly to dealers.

DAYTONA USA

DAYTONA USA - The Ultimate Motorsports Attraction, our motorsports-themed entertainment complex, is located adjacent to the Daytona International Speedway and is open 364 days a year, everyday except Christmas.

DAYTONA USA includes (i) the Velocitorium, which covers approximately 60,000 square feet, stands nearly four stories high and contains numerous highly interactive motorsports exhibits (including the Acceleration Alley racing simulator, the Daytona Dream Laps motion ride film, Sixteen Second Pit Stop Challenge and the Toyota Tundra driving simulator), many of which are sponsored by leading consumer brands; (ii) the 258 seat Pepsi IMAX Theater featuring the Daytona 500 Movie; (iii) DAYTONA USA's Gatorade Victory Lane where the winning car of the current Daytona 500 winner is displayed; (iv) DAYTONA USA's Speedway Tours, a semi-automated tram tour of Daytona International Speedway's garage area, pit road, Gatorade Victory Lane and high-banked track; (v) the Richard Petty Driving and Riding Experience at Daytona; and (iv) for groups of 15 or more, the VIP Tour, which includes a tour of the NEXTEL Tower.

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

MRN Radio

One of our subsidiaries, Motor Racing Network, Inc., does business under the name "MRN Radio," but is not a radio station. Rather, it creates motorsports-related programming content carried on radio stations around the country, including a national satellite radio service. MRN Radio produces and syndicates to radio stations live coverage of the NASCAR NEXTEL Cup, NASCAR Busch and NASCAR Craftsman Truck series races and certain other races conducted at our tracks, as well as some races conducted at tracks we do not own. Each track presently has the ability to separately contract for the rights to radio broadcasts of events held at its facilities. In addition, MRN Radio provides production services for NEXTEL Vision, the trackside large screen video display units, at all NASCAR NEXTEL Cup Series event weekends except at Indianapolis Motor Speedway, which is a track we do not own. MRN Radio also produces and syndicates daily and weekly NASCAR racing-themed programs. MRN Radio derives revenue from the sale of national advertising contained in its syndicated programming, the sale of advertising and audio and video production services for NEXTEL Vision, as well as from rights fees paid by radio stations that broadcast the programming.

Chicagoland Speedway and Route 66 Raceway

We indirectly own 37.5% of Raceway Associates. Raceway Associates owns Chicagoland Speedway ("Chicagoland") and Route 66 Raceway. Route 66 Raceway hosts events including NHRA POWERade drag racing series events, dirt oval racing and concerts and has grandstands that seat approximately 30,000 spectators. Chicagoland is a 1.5-mile moderately banked, asphalt, oval track. The facility has grandstands, which seat approximately 75,000 spectators, and 24 luxury suites containing approximately 1,000 additional seats. Chicagoland promotes a NASCAR NEXTEL Cup Series, NASCAR Busch Series, IRL IndyCar Series and Automobile Racing Club of America RE/MAX Series event.

Other Activities

From time to time, we use our track facilities for testing for teams, driving schools, riding experiences, car shows, auto fairs, concerts and settings for television commercials, print advertisements and motion pictures. We also rent "show cars" for promotional events. We operate Talladega Municipal Airport, which is located adjacent to Talladega. We rent certain warehouse and office space in Daytona Beach, Florida to third parties. We own property in Daytona Beach, Florida, upon which we conduct agricultural operations. Our Richmond facility includes a fairgrounds complex, which operates various non-motorsports related events. We recently invested in a company that is developing products to be marketed as secure radio frequency identification (RFID) cashless payment, access control and age verification systems.

COMPETITION

Racing events compete with other sports such as professional football, basketball, hockey and baseball, as well as other recreational events and activities. Our events also compete with other racing events sanctioned by various racing bodies such as NASCAR, IRL, CCS, USAC, SCCA, Grand American, ARCA and others, many of which are often held on the same dates at separate tracks. We believe that the type and caliber of promoted racing events, facility location, sight lines, pricing, variety of motorsports themed amusement options and level of customer conveniences and amenities are the principal factors that distinguish competing motorsports facilities.

EMPLOYEES

As of November 30, 2004, we had over 1,000 full-time employees. We also engage a significant number of temporary personnel to assist during periods of peak attendance at our events, some of whom are volunteers. None of our employees are represented by a labor union. We believe that we enjoy a good relationship with our employees.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, information statements and other information with the SEC. Our SEC filings are available to the public over the internet at the SEC's web site at http://www.sec.gov. You may also read and copy any document we file with the SEC at its public reference facilities at 450 Fifth Street, N.W., Washington, D.C. 20549. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Room of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities. You can also obtain information about us at the offices of the National Association of Securities Dealers, 1735 K St., N.W., Washington, D.C. 20006. The address of our internet website is http://www.iscmotorsports.com. Through a link to the SEC's internet site on the Investor Relations portion of our internet website we make available all of our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as beneficial ownership reports filed with the SEC by directors, officers and other reporting persons relating to holdings in International Speedway Corporation securities. This information is available as soon as the filing is accepted by the SEC.

ITEM 2. PROPERTIES

MOTORSPORTS FACILITIES

The following table sets forth current information relating to each of our speedway facilities and those in which we have an equity interest:

TRACK NAME	LOCATION

APPROXIMATE NUMBER OF GRANDSTAND SEATS

			APPROXIMATE ACREAGE	TRACK LENGTH
Daytona International Speedway	Daytona Beach, Florida	168,000	440	2.5 miles
Talladega Superspeedway	Talladega, Alabama	143,000	1,435	2.6 miles
Michigan International Speedway	Brooklyn, Michigan	136,000	1,180	2.0 miles
Richmond International Raceway	Richmond, Virginia	105,000	635	0.8 miles
California Speedway	Fontana, California	92,000	566	2.0 miles
Kansas Speedway	Kansas City, Kansas	80,000	1,000	1.5 miles
Phoenix International Raceway	Phoenix, Arizona	75,000	598	1.0 mile
Homestead‑Miami Speedway	Homestead, Florida	65,000	404	1.5 miles
Martinsville Speedway (1)	Martinsville, Virginia	64,000	250	0.5 miles
Darlington Raceway	Darlington, South Carolina	59,000	230	1.3 miles
Watkins Glen International	Watkins Glen, New York	35,000	1,377	3.4 miles

Chicagoland Speedway (37.5%)	Joliet, Illinois	75,000	930	1.5 mile
Route 66 Raceway (37.5%)	Joliet, Illinois	30,000	240	1/4 mile

(1)          Acquired on July 13, 2004

DAYTONA INTERNATIONAL SPEEDWAY. Daytona International Speedway is a high-banked, lighted, asphalt, tri-oval superspeedway that also includes a 3.6-mile road course. The lease on the property expires in 2032, including renewal options. We also own various parcels of real property aggregating approximately 500 acres near Daytona International Speedway, which are used for parking and other ancillary purposes.

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

MARTINSVILLE SPEEDWAY. Martinsville Speedway is a moderately-banked, asphalt and concrete, oval speedway located in Martinsville, Virginia, approximately 50 miles north of Winston-Salem, North Carolina.

DARLINGTON RACEWAY. Darlington Raceway is a high-banked, asphalt, egg-shaped superspeedway located in Darlington, South Carolina.

WATKINS GLEN INTERNATIONAL. Watkins Glen International includes 3.4-mile and 2.4-mile road course tracks and is located near Watkins Glen, New York.

OTHER FACILITIES. We own approximately 54 acres of real property on International Speedway Boulevard across from Daytona International Speedway on which are located seven buildings containing an aggregate of approximately 375,000 square feet. Our corporate headquarters and other offices and facilities are located in a portion of these facilities.  In addition, we own property in Daytona Beach, Florida, upon which we conduct agricultural operations.  We also own concession facilities in Talladega. We lease real estate and office space in Talladega, and the property and premises at the Talladega Municipal Airport. Our wholly-owned subsidiary, Phoenix Speedway Corp. leases office space in Phoenix, Arizona. The Kansas facility includes an adjacent Travel Information Center, which it operates on behalf of the State of Kansas. The Richmond facility includes a state fairgrounds complex that operates various non-motorsports events.

Through our majority-owned subsidiary 380 Development, we purchased approximately 677 acres in the New York City borough of Staten Island that could potentially be used for the development of a proposed motorsports and retail development project we are pursuing with Related Retail Corporation (the minority member of 380 Development). Substantially all of these properties were acquired after our fiscal year ended November 30, 2004. We are currently conducting a detailed feasibility study to further analyze construction costs, the level of public incentives and environmental impacts.  Whether we ultimately construct a track or pursue alternative options for the development of this New York real estate will largely depend on the results of this study.

INTELLECTUAL PROPERTY

We have various registered and common law trademark rights, including, but not limited to, "California Speedway," "Darlington Raceway," "The Great American Race," "Southern 500," "Too Tough to Tame," "Daytona International Speedway," "DAYTONA USA," the "Daytona 500," the "24 Hours of Daytona," "Acceleration Alley," "Daytona Dream Laps," "Speedweeks," "World Center of Racing," "Homestead-Miami Speedway," "Kansas Speedway," "Martinsville Speedway," "Michigan International Speedway," "Phoenix International Raceway," "Richmond International Raceway," "The Action Track," "Talladega Superspeedway," "Watkins Glen International," "The Glen," "Americrown," "Motor Racing Network," "MRN," "International Speedway Race Rewards" and related logos. We also have licenses from NASCAR, various drivers and other businesses to use names and logos for merchandising programs and product sales. Our policy is to protect our intellectual property rights vigorously, through litigation, if necessary, chiefly because of their proprietary value in merchandise and promotional sales.

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

PART II

ITEM 5.    MARKET PRICE OF AND DIVIDENDS ON REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At November 30, 2004, International Speedway Corporation had two issued classes of capital stock: class A common stock, $.01 par value per share, and class B common stock, $.01 par value per share. The class A common stock is traded on the NASDAQ National Market System under the symbol "ISCA". The class B common stock is traded on the Over-The-Counter Bulletin Board under the symbol "ISCB.OB" and, at the option of the holder, is convertible to class A common stock at any time. As of November 30, 2004, there were approximately 2,737 record holders of class A common stock and approximately 697 record holders of class B common stock.

The reported high and low sales prices or high and low bid information, as applicable, for each quarter indicated are as follows:

	ISCA		ISCB.OB(1)

	High	Low	High	Low

Fiscal 2003:
First Quarter	$ 39.52	$ 35.36	$ 39.00	$ 35.50
Second Quarter	40.38	35.94	40.20	36.05
Third Quarter	42.24	36.98	42.00	37.50
Fourth Quarter	46.64	40.00	46.50	40.00

Fiscal 2004:
First Quarter	48.50	41.92	48.00	42.25
Second Quarter	49.26	41.01	49.00	41.50
Third Quarter	53.90	46.75	53.35	46.60
Fourth Quarter	54.85	46.07	54.00	46.25

(1) ISCB quotations were obtained from the OTC Bulletin Board and represent prices between dealers and do not include mark‑up, mark‑down or commission. Such quotations do not necessarily represent actual transactions.

DIVIDENDS

Annual dividends of $0.06 per share were declared in the quarter ended in May and paid in June in fiscal years 2002, 2003 and 2004 on all common stock that was issued at the time.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	108,707	$ 42.73	619,516
Equity compensation plans not approved by security holders	-	-	-

Total	108,707	$ 42.73	619,516

RECENT SALES OF UNREGISTERED SECURITIES

On April 23, 2004, pursuant to Rule 144A of the Securities Act of 1933, we completed a private placement of $300.0 million principal amount of unsecured senior notes.  Subsequently, on September 27, 2004, we completed an offer to exchange the unsecured senior notes issued in the private placement for registered senior notes with substantially identical terms.  The registered notes and the notes issued in the private placement are collectively referred to herein as the "2004 Senior Notes."  The 2004 Senior Notes are comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 4.2% and are due April 2009, and $150.0 million principal amount unsecured senior notes, which bear interest at 5.4% and are due April 2014.  The 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity.

Total gross proceeds from the sale of the 2004 Senior Notes were $300.0 million, net of discounts of approximately $431,000 and approximately $2.6 million of deferred financing fees.  The initial purchasers of the 2004 Senior Notes were Wachovia Capital Markets, LLC, Banc One Capital Markets, Inc., SunTrust Capital Markets, Inc., Citigroup Global Markets, Inc. and Morgan Keegan & Company, Inc.  We were advised by the initial purchasers that the 2004 Senior Notes were issued only to "qualified institutional buyers" in reliance on Rule 144A under the Securities Act of 1933 and outside the United States in accordance with Regulation S under the Securities Act of 1933.

The Company used a substantial majority of the net proceeds from the transaction to redeem its existing $225 million 7.875 percent Senior Notes due October 15, 2004, including the payment of redemption premium and accrued interest.  The remainder of the proceeds will be used for general corporate purposes.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected financial data as of and for each of the last five fiscal years in the period ended November 30, 2004. The income statement data for the three fiscal years in the period ended November 30, 2004, and the balance sheet data as of November 30, 2003 and November 30, 2004, have been derived from our audited historical consolidated financial statements included elsewhere in this report, which financial statements have been audited by Ernst & Young LLP, our independent registered public accounting firm, as indicated in their report thereon. The balance sheet data as of November 30, 2002, and the income statement data and the balance sheet data as of and for the fiscal years ended November 30, 2000 and 2001, have been derived from our audited historical consolidated financial statements. You should read the selected financial data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the accompanying notes included or incorporated by reference elsewhere in this report.

	For the Year Ended November 30,
	2000	2001	2002	2003	2004

	(in thousands, except per share data)

Income Statement Data:
Revenues:
Admissions, net	$ 183,209	$ 205,552	$ 205,754	$ 203,699	$ 222,545
Motorsports related income	164,271	221,552	241,666	265,209	334,943
Food, beverage and merchandise income	66,091	69,612	69,516	74,075	83,236
Other income	4,830	5,181	7,230	6,072	7,124

Total revenues	418,401	501,897	524,166	549,055	647,848
Expenses:
Direct expenses:
Prize and point fund monies and
NASCAR sanction fees	63,976	78,464	87,388	96,882	119,322
Motorsports related expenses	76,187	92,500	94,375	97,988	113,098
Food, beverage and merchandise
expenses	38,146	37,800	37,614	41,250	52,260
General and administrative expenses	71,268	75,887	76,266	82,403	90,307
Depreciation and amortization	45,972	49,659	38,184	40,860	44,443
Homestead-Miami Speedway track
reconfiguration	-	-	-	2,829	-

Total expenses	295,549	334,310	333,827	362,212	419,430

Operating income	122,852	167,587	190,339	186,843	228,418
Interest income	6,098	3,406	1,187	1,789	4,053
Interest expense	(30,380)	(26,505)	(24,276)	(23,179)	(21,723)
Loss on early redemption of debt	-	-	-	-	(4,988)
Equity in net (loss) income from equity
investments	(631)	2,935	1,907	2,553	2,754
Minority interest	(100)	992	-	-	-
North Carolina Speedway litigation	(5,523)	-	-	-	-

Income from continuing operations before
income taxes and cumulative effect
of accounting change	92,316	148,415	169,157	168,006	208,514
Income taxes	43,377	61,592	65,945	66,041	82,218

Income from continuing operations before
cumulative effect of accounting change	48,939	86,823	103,212	101,965	126,296
Income (loss) from discontinued operations(1)	1,487	810	(60,962)	3,483	(6,315)
Gain on sale of discontinued operations	-	-	-	-	36,337
Cumulative effect of accounting change (2)	-	-	(453,228)	-	-

Net income (loss)	$ 50,426	$ 87,633	$ (410,978)	$ 105,448	$ 156,318

	For the Year Ended November 30,
	2000	2001	2002	2003	2004

	(in thousands, except per share data)

Basic Earnings per share:
Income from continuing operations before
....... cumulative effect of accounting change	$ 0.92	$ 1.64	$ 1.95	$ 1.92	$ 2.38
Income (loss) from discontinued operations (1)	0.03	0.01	(1.15)	0.07	(0.12)
Gain on sale of discontinued operations	-	-	-	-	0.68
Cumulative effect of accounting change (2)	-	-	(8.55)	-	-

Net income (loss)	$ 0.95	$ 1.65	$ (7.75)	$ 1.99	$ 2.94

Diluted earnings per share:
Income from continuing operations before
....... cumulative effect of accounting change	$ 0.92	$ 1.64	$ 1.94	$ 1.92	$ 2.37
Income (loss) from discontinued operations (1)	0.03	0.01	(1.14)	0.06	(0.11)
Gain on sale of discontinued operations	-	-	-	-	0.68
Cumulative effect of accounting change (2)	-	-	(8.54)	-	-

Net income (loss)	$ 0.95	$ 1.65	$ (7.74)	$ 1.98	$ 2.94

Dividends per share	$ 0.06	$ 0.06	$ 0.06	$ 0.06	$ 0.06

Weighted average shares outstanding:
Basic	52,962,646	52,996,660	53,036,552	53,057,077	53,084,437
Diluted	53,049,293	53,076,828	53,101,535	53,133,282	53,182,776

Balance Sheet Data (at end of period):
Cash and cash equivalents	$ 50,592	$ 71,004	$ 109,263	$ 223,973	$ 275,778
Working capital (deficit)	(54,041)	(28,471)	12,100	(104,761)	149,879
Total assets	1,665,438	1,702,146	1,155,971	1,303,792	1,619,510
Long-term debt	470,551	402,477	309,606	75,168	369,315
Total debt	475,716	411,702	315,381	308,131	376,820
Total shareholders' equity	950,871	1,035,422	622,325	726,465	881,738

(1)          Reflects the accounting for discontinued operations of North Carolina Speedway, which was sold on July 1, 2004, and Nazareth Speedway which is currently held for sale. The loss from discontinued operations in fiscal 2002 includes the adoption of Statement of Financial Accounting Standard ("SFAS") No. 142, which resulted in a non-cash after-tax charge of approximately $64.0 million.  The loss from discontinued operations in fiscal 2004 includes the non-cash after-tax impairment of Nazareth's long-lived assets of approximately $8.6 million.

(2)          Reflects the adoption of SFAS No. 142, which resulted in a non-cash after-tax charge of approximately $453.2 million in the first quarter of fiscal 2002. Included in this charge is approximately $3.4 million associated with our equity investment in Raceway Associates.

ITEM 7.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations

General

The general nature of our business is a motorsports themed amusement enterprise; furnishing amusement to the public in the form of motorsports themed entertainment. We derive revenues primarily from (i) admissions to motorsports events and motorsports themed amusement activities held at our facilities, (ii) revenue generated in conjunction with or as a result of motorsports events and motorsports themed amusement activities conducted at our facilities, and (iii) catering, concession and merchandising services during or as a result of these events and amusement activities.

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

Acquisition and Divestiture

On July 13, 2004, we acquired the assets of Martinsville Speedway ("Martinsville"), and assumed the operations as well as certain liabilities of Martinsville for approximately $194.7 million, including acquisition costs. Martinsville was privately owned, with certain members of the France Family Group, which controls in excess of 60% of the combined voting interest of the Company, owning 50% of Martinsville. The acquisition was funded by $100.4 million in proceeds from the sale of the assets of North Carolina Speedway ("North Carolina") and approximately $94.3 million in cash. Martinsville's operations are included in our consolidated operations subsequent to the date of acquisition.

Located in Virginia near Greensboro and Winston-Salem, Martinsville is one of only two one-half mile tracks on the NASCAR NEXTEL Cup Series circuit. It seats approximately 64,000 grandstand spectators and offers premium accommodations in the facility's 25 suites. Martinsville annually conducts two NASCAR NEXTEL Cup and NASCAR Craftsman Truck series event weekends, including one during the Chase for the NASCAR NEXTEL Cup which was included in our fiscal 2004 results of operations. In addition, Martinsville hosts a NASCAR Late Model Stock Car event annually. These events strengthen our presence in the motorsports industry and afford us further expansion opportunities in terms of seat and suite additions, as well as increased fan amenities.

As required by the settlement agreement in the Ferko/Vaughn litigation ("Settlement Agreement") dated April 8, 2004, our North Carolina Speedway, Inc. subsidiary entered into an Asset Purchase Agreement with Speedway Motorsports, Inc. ("SMI") for the sale of the tangible and intangible assets and operations of North Carolina. Under the terms of the Settlement Agreement, SMI's subsidiary purchased North Carolina's assets and assumed its operations for approximately $100.4 million in cash. The sale of North Carolina's assets closed on July 1, 2004 and we recorded an after-tax gain in our third quarter of fiscal 2004 of approximately $36.3 million.

For all periods presented, the results of operations of North Carolina, including the gain on sale, are presented as discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets". See "Impairment of Long-Lived Assets" below regarding the classification of Nazareth Speedway ("Nazareth") as discontinued operations as well.

Impairment of Long-Lived Assets

SFAS No. 144 requires impairment losses equal to the difference between the carrying value of the asset and its fair value to be recognized for long-lived assets, if events or circumstances indicate that the carrying value of an asset may not be recoverable. In May 2004, we announced our intention to request realignment of the NASCAR Busch Series and Indy Racing League IndyCar Series events, currently conducted at Nazareth, to other motorsports facilities within our portfolio and our intention to suspend indefinitely major motorsports event operations at the facility after completion of its fiscal 2004 events. We believe that we can more successfully grow these events over the long term at a facility other than Nazareth. For the 2005 event season, the aforementioned events have been realigned to our Watkins Glen facility.

The realignment of the events conducted at Nazareth and the indefinite suspension of major motorsports event operations at the facility are expected to have a significant adverse effect on Nazareth's future revenues and cash flows. As a result of these changes in Nazareth's operations, in the second quarter of fiscal 2004 an analysis of Nazareth's long-lived assets and their estimated future undiscounted cash flows was completed. The projected undiscounted cash flows were not sufficient to recover the carrying amount of Nazareth's property and equipment. We evaluated Nazareth's long-lived assets' estimated fair value using a discounted cash flow assessment as well as comparable prices for similar property, which resulted in the identification and measurement of an impairment loss of approximately $13.2 million, or $0.16 per diluted share.

During our fourth fiscal quarter we decided to pursue the sale of our Nazareth property. In accordance with SFAS No. 144, for all periods presented the results of operations of Nazareth, including the impairment charge recorded in fiscal 2004, are presented as discontinued operations.

Equity Investment

We acquired approximately 24.5% interest in Proximities, Inc. ("Proximities") in November 2004 through the purchase of Proximities' Series B Preferred Stock for approximately $2.0 million. Proximities is developing products which are to be marketed as secure radio frequency identification (RFID) cashless payment, access control and age verification systems. These products allow customers to purchase concessions and merchandise quickly and easily using the fast, secure payment station which is linked to a pre-authorized credit card. Proximities is a variable interest entity as determined in accordance with FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." We do not consolidate the operations of Proximities as we are not the primary beneficiary. The maximum exposure to loss as a result of our involvement with Proximities consists of our equity investment at November 30, 2004 of approximately $2.0 million.

Future Trends in Operating Results

Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction events at our facilities, particularly with NASCAR, whose sanctioned events at our wholly-owned facilities accounted for approximately 84.9% of our revenues in fiscal 2004. In January 2003, NASCAR announced it would entertain and discuss proposals from track operators regarding potential realignment of NASCAR NEXTEL Cup Series dates to more geographically diverse and potentially more desirable markets where there may be greater demand, resulting in an opportunity for increased revenues to the track operators. In June 2003, we announced that NASCAR approved our proposal for realignment of NASCAR NEXTEL Cup Series events among certain of our facilities for the 2004 season. The net result of these realignments was that The California Speedway ("California") hosted an additional NASCAR NEXTEL Cup Series event weekend during the Labor Day weekend beginning in 2004 and the schedule of events at North Carolina was reduced to one NASCAR NEXTEL Cup Series event weekend in February 2004. Further, in May 2004 we received NASCAR's approval for the realignment of additional NASCAR NEXTEL Cup events in our portfolio beginning in fiscal 2005. The net results of the 2005 realignments is the addition of a second NEXTEL Cup weekend for Phoenix International Raceway ("Phoenix") beginning in 2005 and the reduction of Darlington Raceway's ("Darlington") event schedule by one NEXTEL Cup weekend. The 2004 realignments resulted in a net positive impact to our fiscal 2004 revenue and earnings and provided an opportunity to increase the sport's exposure in highly desirable markets, which we believe benefits the sport's fans, teams, sponsors and television broadcast partners as well promoters. We believe that the 2005 realignments will provide us additional net positive revenue and earnings impact as well as further enhance the other aforementioned benefits.  NASCAR has indicated that it is open to discussion regarding additional date realignments. We believe we are well positioned to capitalize on these future opportunities.

Fiscal 2001 was our first year under NASCAR's multi-year consolidated television broadcast rights agreements with NBC Sports, Turner Sports, FOX and FX. These agreements cover the domestic broadcast of NASCAR's NEXTEL Cup and Busch series racing seasons from 2001 through 2006. We expect media rights revenues, as well as variable costs tied to the percentage of broadcast rights fees required to be paid to competitors as part of NASCAR NEXTEL Cup and NASCAR Busch series sanction agreements, to continue to increase over the term of the current contracts based on NASCAR's announcement that the annual increase in the domestic television rights fees will range between 15% and 21% from 2001 through 2006. Television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR NEXTEL Cup and NASCAR Busch series events conducted at our wholly-owned facilities for fiscal 2004, 2003 and 2002 were $188.9 million, $140.8 million and $120.5 million, respectively.

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

An important component of our operating strategy has been our long-standing practice of focusing closely on supply and demand regarding additional capacity at our facilities. We continually evaluate the demand for our most popular racing events in order to add capacity that we believe will provide an acceptable rate of return on invested capital. Through prudent expansion, we attempt to keep demand at a higher level than supply, which stimulates ticket renewals and advance sales. Advance ticket sales result in earlier cash flow and reduce the potential negative impact of actual and forecasted inclement weather on ticket sales. While we will join with sponsors and offer promotions to generate additional ticket sales, we avoid rewarding last-minute ticket buyers by discounting tickets. We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth than to capture short-term incremental revenue. We recognize that a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment and other lifestyle and business conditions, can negatively impact attendance at our events. Based upon recent economic conditions, we instituted only modest increases in our weighted average ticket prices for fiscal 2005. In addition, we limited the expansion of capacity at our facilities in fiscal 2004 to approximately 1,400 additional seats at our Richmond facility that were sold on a season basis. We will add approximately 1,600 additional seats at Kansas Speedway ("Kansas") and 900 club seats along with six incremental suites at Michigan International Speedway ("Michigan") for the fiscal 2005 event season. We will continue to evaluate expansion opportunities, as well as the pricing and packaging of our tickets and other products, on an ongoing basis. Over the long term, we plan to continue to expand capacity at our speedways.

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

The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	For the Year Ended November 30,
	2002	2003	2004

Revenues:
Admissions, net	39.2%	37.1%	34.4%
Motorsports related income	46.1	48.3	51.7
Food, beverage and merchandise income	13.3	13.5	12.8
Other income	1.4	1.1	1.1

Total revenues	100.0	100.0	100.0
Expenses:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	16.6	17.7	18.4
Motorsports related expenses	18.1	17.9	17.4
Food, beverage and merchandise expenses	7.2	7.5	8.1
General and administrative expenses	14.5	15.0	13.9
Depreciation and amortization	7.3	7.4	6.9
Homestead-Miami Speedway track reconfiguration	-	0.5	-

Total expenses	63.7	66.0	64.7

Operating income	36.3	34.0	35.3
Interest expense, net	(4.4)	(3.9)	(2.7)
Loss on early redemption of debt	-	-	(0.8)
Equity in net income from equity investments	0.4	0.5	0.4

Income from continuing operations before income taxes and cumulative
effect of accounting change	32.3	30.6	32.2
Income taxes	12.6	12.0	12.7

Income from continuing operations before cumulative effect of
accounting change	19.7	18.6	19.5
(Loss) income from discontinued operations	(11.6)	0.6	(1.0)
Gain on sale of discontinued operations	-	-	5.6
Cumulative effect of accounting change	(86.5)	-	-

Net (loss) income	(78.4%)	19.2%	24.1%

Comparison of Fiscal 2004 to Fiscal 2003

As previously discussed, in July 2004 we sold the assets and operations of our North Carolina facility.  Further, motorsport event operations were suspended at Nazareth at the end of the 2004 season and its long-lived assets are held for sale at November 30, 2004. As a result, the results of operations for North Carolina and Nazareth are recorded as discontinued operations in all periods presented in accordance with SFAS No. 144.  This is of particular significance in the comparison of fiscal 2004 to fiscal 2003 due to event realignment in fiscal 2004. The net result of this realignment was that California hosted an additional NASCAR NEXTEL Cup Series event weekend beginning in 2004 and the schedule of events at North Carolina was reduced from two NASCAR NEXTEL Cup Series event weekends in fiscal 2003 to one in fiscal 2004. While the results of the 2004 event weekend realigned to California is included in our fiscal 2004 operating revenues and expenses, the fiscal 2004 and fiscal 2003 event results of North Carolina are recorded in discontinued operations.

Admissions revenue increased approximately $18.8 million, or 9.3%, in fiscal 2004 as compared to fiscal 2003. This increase was primarily attributable to the realignment of the NASCAR NEXTEL Cup weekend to California and our purchase of Martinsville in July 2004, which resulted in the addition of a NASCAR NEXTEL Cup weekend in our fourth fiscal quarter. Strong attendance at many of our other fiscal 2004 events, as well as an increase in the weighted average price of tickets sold for certain events, also contributed to the increase.  These increases were partially offset by admissions decreases at certain Speedweeks events supporting our sold-out Daytona 500, including the NASCAR Busch Series event which was rescheduled to the following Monday due to inclement weather.

Motorsports related income increased approximately $69.7 million, or 26.3%, in fiscal 2004 as compared to fiscal 2003. Over three-quarters of the increase was attributable to the increase in television broadcast rights fees for the NASCAR NEXTEL Cup and NASCAR Busch series events conducted during the year, the realignment of the NASCAR NEXTEL Cup weekend to California and the acquisition of Martinsville. Sponsorship, advertising, hospitality, camping and other event related revenues also contributed to the increase.

Food, beverage and merchandise income increased approximately $9.2 million, or 12.4%, in fiscal 2004 as compared to fiscal 2003. These increases were primarily attributable to the realignment of an additional NASCAR NEXTEL Cup weekend to California, our Americrown subsidiary performing services at non-ISC venues in 2004 as well as assuming certain merchandise operations that were conducted by third party vendors paying us a commission on sales in prior years and revenues from the additional NASCAR NEXTEL Cup weekend at Martinsville. Increased attendance at certain events, catering sales and sales at the gift shop adjacent to DAYTONA USA also contributed to the increases. These increases were offset by sales at the Dale Earnhardt Tribute Concert held at Daytona International Speedway ("Daytona") in June 2003, for which no comparable event was held in 2004, and by nonrecurring income of approximately $1.6 million recorded in the 2003 fiscal period related to our ongoing activities to audit third party vendors' sales reports for prior years.

Prize and point fund monies and NASCAR sanction fees increased approximately $22.4 million, or 23.2%, in fiscal 2004 as compared to fiscal 2003. Over one-half of the increase was attributable to the realignment of an additional NASCAR NEXTEL Cup weekend to California and the additional NASCAR NEXTEL Cup weekend at Martinsville. Increased prize and point fund monies paid by NASCAR to participants in comparable events during fiscal 2004 also contributed significantly to the increase. Over three-quarters of these increases were attributable to the increased television broadcast rights fees for the NASCAR NEXTEL Cup and NASCAR Busch series events conducted during fiscal 2004, as standard NASCAR sanctioning agreements require that a specified percentage of broadcast rights fees be paid to competitors.

Motorsports related expenses increased approximately $15.1 million, or 15.4%, in fiscal 2004 as compared to fiscal 2003. The increases were primarily attributable to the realignment of the NASCAR NEXTEL Cup weekend to California and the acquisition of Martinsville, increased operating costs for comparable events and activities conducted during fiscal 2004, costs related to our MRN Radio subsidiary's NEXTEL Vision program (video production services for at-track large screen video displays) and certain strategic marketing initiatives. These increases were partially offset by the Dale Earnhardt Tribute Concert held at Daytona in June 2003 and certain expenses related to the 2003 CART Champ Car weekend at California which was postponed and later cancelled due to wildfires in the region. Motorsports related expenses as a percentage of combined admissions and motorsports related income decreased to approximately 20.3% in fiscal 2004 as compared to 20.9 % for the prior year. The decrease was primarily due to the increased television broadcast rights fees, partially offset by the increases in operating costs for comparable events and certain strategic marketing costs.

Food, beverage and merchandise expense increased approximately $11.0 million, or 26.7%, in fiscal 2004 as compared to fiscal 2003. These increases were primarily attributable to increased sales at many of our comparable events and the gift shop adjacent to DAYTONA USA, Americrown's assumption of certain merchandise operations that were conducted by third party vendors paying us a commission on sales in prior years, the realignment of the NASCAR NEXTEL Cup weekend to California and the acquisition of Martinsville. Increased product and other variable costs associated with our Americrown subsidiary performing services at certain non-ISC venues in fiscal 2004 also contributed to the increase. These increases are partially offset by costs of the Dale Earnhardt Tribute Concert held at Daytona in June 2003. Food, beverage and merchandise expenses as a percentage of food, beverage and merchandise income increased from approximately 55.7% in fiscal 2003 to approximately 62.8% in fiscal 2004. This margin decrease was primarily attributable to Americrown's assumption of certain operations that were conducted by third party vendors paying us a commission on sales in prior years, Americrown's expansion to certain non-ISC venues, which contributed a lower margin than ordinarily achieved at ISC owned facilities, and the previously discussed nonrecurring income of approximately $1.6 million related to third party vendor audits recorded in the prior year which contributed to the favorable margin during that period.

General and administrative expenses increased approximately $7.9 million, or 9.6%, in fiscal 2004 as compared to fiscal 2003. The increase was primarily attributable to a net increase in certain costs related to the growth of our core business, increases in other general expenses including Martinsville, strategic development costs and non-cash charges of approximately $1.0 million related to undepreciated assets removed in renovations at Daytona and Michigan in fiscal 2004. The increases are partially offset by the CART Champ Car sanction fee for the cancelled event at California recorded as a bad debt expense in fiscal 2003. General and administrative expenses as a percentage of total revenues decreased from approximately 15.0% in fiscal 2003 to approximately 13.9% in fiscal 2004. The decrease is primarily attributable to the increase in television broadcast right fees and revenues from the realignment of the NASCAR NEXTEL Cup weekend to California and the acquisition of Martinsville, partially offset by the previously described expense increases.

Depreciation and amortization expense increased approximately $3.6 million, or 8.8%, in fiscal 2004 as compared to fiscal 2003. These increases are primarily attributable to the track reconfiguration project at Homestead-Miami Speedway ("Miami") completed in the fourth quarter of fiscal 2003, the installation of SAFER (steel and foam energy reduction) walls at most of our facilities, seat and suite additions at our Richmond facility, a new pedestrian/vehicular tunnel at Phoenix and other ongoing improvements to our facilities. Our acquisition of Martinsville in July 2004 also contributed to the increase.

Interest income increased by approximately $2.3 million, or 126.6%, in fiscal 2004 as compared to fiscal 2003. This increase was primarily due to higher cash balances in the current year.

Interest expense decreased approximately $1.5 million, or 6.3%, in fiscal 2004 as compared to fiscal 2003. On April 23, 2004, we closed on a private placement of $150 million 4.20 percent senior notes due 2009, and $150 million 5.40 percent senior notes due 2014 (collectively the "2004 Senior Notes"). We used a substantial majority of the net proceeds from the transaction to redeem our existing $225 million 7.875 percent senior notes issued in October 1999 and due October 15, 2004 ("1999 Senior Notes"), including the payment of redemption premium and accrued interest on May 28, 2004. We continued to incur interest of approximately $1.6 million on our previously existing 1999 Senior Notes from April 23, 2004 through May 28, 2004. In addition to the decrease in interest rate for the 2004 Senior Notes as compared to the previously outstanding 1999 Senior Notes, amortization of premiums on interest rate swaps, increases in capitalized interest and a decrease in the amount outstanding on a term loan for our Miami facility also contributed to the decrease in interest expense during fiscal 2004.

As discussed above, we used the proceeds from our 2004 Senior Notes to redeem and retire all of our outstanding 1999 Senior Notes. As a result, during fiscal 2004 we recorded approximately $5.0 million loss on early retirement of debt comprised of a redemption premium of approximately $5.3 million, associated unamortized net deferred financing costs and unamortized original issuance discount, which were partially offset by gain recognition on unamortized deferred interest rate swap terminations associated with the 1999 Senior Notes.

Equity in net income from equity investments represents our pro rata share of the current income from our 37.5% equity investment in Raceway Associates and, to a much lesser extent, our 24.5% equity investment in Proximities. Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway.

Our effective income tax rate remained relatively constant in fiscal 2004 as compared to fiscal 2003, with an increase in our blended state tax rate offset by an increase in tax exempt interest income included in income from continuing operations.

As a result of the foregoing, our income from continuing operations before cumulative effect of accounting change increased from approximately $102.0 million to approximately $126.3 million, or 23.9%, in fiscal 2004 as compared to fiscal 2003.

The operations and gain on sale of North Carolina and the operations of Nazareth are presented as discontinued operations, net of tax, for all periods presented in accordance with SFAS No. 144.

As a result of the foregoing, our net income increased from approximately $105.4 million to approximately $156.3 million, or 48.2%, in fiscal 2004 as compared to fiscal 2003.

Comparison of Fiscal 2003 to Fiscal 2002

During fiscal 2003, inclement weather, and the threat of inclement weather, adversely impacted many of our major events including:

  Several events during Speedweeks 2003, including the Daytona 500;
  The March motorcycle events at Daytona, including the Daytona 200 Superbike event, which was rescheduled to the following Monday;
  The March NASCAR events at Darlington, including its NASCAR Busch Series event, which was rescheduled to the following Monday;
  The April NASCAR events at Talladega Superspeedway ("Talladega") where we believe race week sales were impacted by the threat of inclement weather;
  The August events, including the NASCAR NEXTEL Cup Series event, at Watkins Glen International ("Watkins Glen"); and
  The November CART Champ Car and supporting events scheduled at California, which were postponed and later cancelled due to a state of emergency declared in San Bernadino County, California and surrounding counties as a result of wildfires in the region.

In addition, we believe that the economic downturn, coupled with ongoing geopolitical issues, had a significant negative impact on attendance-related revenues in fiscal 2003.

Our fiscal 2003 results, as compared to fiscal 2002, were also impacted by the Dale Earnhardt Tribute Concert to benefit the Dale Earnhardt Foundation, which was hosted at Daytona in June 2003. In connection with this event, Daytona made donations, received a rental fee and provided certain event support services, and our Americrown subsidiary provided certain concessions, catering and merchandising services.

Admissions revenue decreased from approximately $ 205.8 million to approximately $203.7 million, or 1.0%, in fiscal 2003 as compared to fiscal 2002. This decrease was primarily attributable to the cancellation of the CART Champ Car weekend and other instances of inclement weather, as well as the impact of general economic and geopolitical conditions as described above. These decreases were partially offset by increased seating capacity at Richmond and Kansas and increased attendance at several events including the NASCAR NEXTEL Cup weekend at the newly reconfigured Homestead-Miami Speedway. Our Miami track was reconfigured prior to its 2003 NASCAR events in order to increase the track banking to a maximum of 20 degrees in the turns through an innovative variable-degree banking system, which succeeded in enhancing the quality of the racing entertainment at this facility.

Motorsports related income increased approximately $23.5 million, or 9.7%, in fiscal 2003 as compared to fiscal 2002. Substantially all of the increase was attributable to the television broadcast rights fees for the NASCAR NEXTEL Cup and NASCAR Busch series events conducted during the year. Hospitality, sponsorship, advertising, track rentals and licensing revenues also contributed to the increase. These increases were partially offset by the cancellation of the CART Champ Car weekend at California and a decrease in the entitlement fees for the August NASCAR NEXTEL Cup event at Michigan.

Food, beverage and merchandise income increased approximately $4.6 million, or 6.6%, in fiscal 2003 as compared to fiscal 2002. Our Americrown subsidiary's assumption of food concession and catering operations at California, which were operated by a third party vendor that paid California a commission in prior years, a non-recurring $1.6 million payment related to our ongoing activities to audit third party vendors and the Dale Earnhardt Tribute Concert at Daytona contributed significantly to the increase during fiscal 2003. These increases were partially offset by the lower food, beverage and merchandise sales attributable to previously discussed attendance decreases.

Other income decreased approximately $1.2 million, or 16.0%, in fiscal 2003 as compared to fiscal 2002. This decrease was primarily attributable to a gain on the sale of real property in the third quarter of fiscal 2002.

Prize and point fund monies and NASCAR sanction fees increased approximately $9.5 million, or 10.9%, in fiscal 2003 as compared to fiscal 2002. Over three-quarters of the increase was due to increased prize and point fund monies paid by NASCAR to participants in events during the periods. Over one-half of these increases were attributable to the increased television broadcast rights fees for the NASCAR NEXTEL Cup and NASCAR Busch series events conducted during fiscal 2003, as standard NASCAR sanctioning agreements require that a specified percentage of broadcast rights fees be paid to competitors.

Motorsports related expenses increased approximately $3.6 million, or 3.8%, in fiscal 2003 as compared to fiscal 2002. The increase was primarily related to increases in consumer marketing initiatives and event related costs for comparable events, including insurance, as well as expenses related to the Dale Earnhardt Tribute Concert at Daytona, partially offset by the cancellation of the CART Champ Car event weekend. Motorsports related expenses as a percentage of combined admissions and motorsports related income decreased from approximately 21.1% in fiscal 2002 to approximately 20.9% in fiscal 2003 primarily due to the increase in television broadcast rights fees and the cancellation of the CART Champ Car event weekend, partially offset by the previously discussed increased costs.

Food, beverage and merchandise expense increased approximately $3.6 million, or 9.7%, in fiscal 2003 as compared to fiscal 2002. Costs associated with our Americrown subsidiary's assumption of food concession and catering operations at California, which were operated by a third party vendor that paid California a commission in prior years, and expenses related to the Dale Earnhardt Tribute Concert at Daytona contributed significantly to the increase during fiscal 2003. These increases were partially offset by decreased product and other variable costs associated with previously discussed decreases in sales associated with lower attendance at certain events. Food, beverage and merchandise expenses as a percentage of food, beverage and merchandise income increased from approximately 54.1% in fiscal 2002 to approximately 55.7% in fiscal 2003. This margin decrease was primarily attributable to the expenses related to the assumption of food concession and catering operations at California, holding certain retail price points constant despite increasing product costs, and the relationship of decreased sales to certain fixed costs. This decrease was partially offset by the previously discussed non-recurring income related to our ongoing activities to audit third party vendors' sales reports for prior years.

General and administrative expenses increased approximately $6.1 million, or 8.0%, in fiscal 2003 as compared to fiscal 2002. The increase was primarily attributable to costs associated with certain ongoing legal proceedings, a write-off related to our claim for the return of the sanction fee paid to CART for the cancelled CART Champ Car event (as described below), and other expenses related to the expansion of our ongoing business, partially offset by decreases in certain other operating expenses and professional fees. The November CART Champ Car and supporting events scheduled at California were postponed and later cancelled due to a state of emergency declared in San Bernadino County, California and surrounding counties as a result of wildfires in the region. Subsequent to the cancellation, CART refused to return the $2.5 million Organization and Rights fee ("Sanction Fee") we paid to them in advance of the event in accordance with terms of the Official Organizer/Promoter Agreement ("Agreement") for the event. As a result, we filed a Complaint for Declaratory Relief with the U.S. District Court, Central District of California against CART, Inc. seeking declaration that the wildfires constituted a "force majeure" as described in the Agreement. Per the terms specified in the Agreement, we are due back the $2.5 million Sanction Fee paid to CART, less a mutually agreed upon amount for legitimate expenses reasonably incurred by CART in preparing for the event. While we feel we have a solid legal position regarding the return of the Sanction Fee, recent bankruptcy court proceedings involving CART have indicated that a full recovery of the amount paid, less any legitimate pre-event expenses, is highly unlikely. General and administrative expenses as a percentage of total revenues increased from approximately 14.6% in fiscal 2002 to approximately 15.0% in fiscal 2003. The increase is primarily the result of the previously discussed legal fees and charge related to the write-off of our claim for return of the CART Champ Car event Sanction Fee, partially offset by the increase in television broadcast rights fees.

Depreciation and amortization expense increased approximately $2.7 million, or 7.0%, in fiscal 2003 as compared to fiscal 2002. These increases were primarily attributable to certain strategic initiatives implemented in mid fiscal 2002 and ongoing capital improvements at our facilities.

During the second quarter of fiscal 2003 we recorded a non-cash before-tax charge of approximately $2.8 million for the net book value of certain undepreciated assets removed in connection with a major track reconfiguration project at Miami. As previously discussed, the project increased the track banking to a maximum of 20 degrees in the turns through an innovative variable-degree banking system, which enhanced the quality of the racing entertainment at this facility. The reconfiguration project was completed for our fourth quarter fiscal 2003 NASCAR NEXTEL Cup, NASCAR Busch and NASCAR Craftsman Truck series events.

Interest income increased by approximately $602,000, or 50.7%, in fiscal 2003 as compared to fiscal 2002. These increases were primarily due to higher cash balances in fiscal 2003.

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

As a result of the foregoing, our income from continuing operations before cumulative effect of accounting change decreased from approximately $103.2 million to approximately $102.0 million, or 1.2%, in fiscal 2003 as compared to fiscal 2002.

The operations of North Carolina and Nazareth are presented as discontinued operations, net of tax, for all periods presented in accordance with SFAS No. 144. As previously discussed, the sale of North Carolina's assets to SMI closed on July 1, 2004 and motorsport event operations at Nazareth were suspended at the end of the 2004 season and its long-lived assets held for sale.

The cumulative effect of accounting change recognized in the first quarter of fiscal 2002 consists of the non-cash after-tax charges associated with our write-off of goodwill, as well as the write-off of goodwill by Raceway Associates, upon adoption of SFAS No. 142 on December 1, 2001.

Liquidity and Capital Resources

General

We have historically generated sufficient cash flow from operations to fund our working capital needs and capital expenditures at existing facilities, as well as to pay an annual cash dividend. In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance of long-term debt, borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects. At November 30, 2004, we had cash, cash equivalents and short-term investments totaling approximately $276.0 million, $300.0 million principal amount of senior notes outstanding, total borrowings of $7.0 million under a term loan, and a debt service funding commitment of approximately $69.5 million principal amount related to the taxable special obligation revenue ("TIF") bonds issued by the Unified Government of Wyandotte County/Kansas City, Kansas ("Unified Government"). We had working capital of approximately $149.9 million at November 30, 2004. At November 30, 2003 we had a working capital deficit of $104.8 million primarily due to the 1999 Senior Notes, which were repaid in full in May 2004 with the proceeds from issuance of the 2004 Senior Notes.

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

Cash Flows

Net cash provided by operating activities was approximately $226.0 million for fiscal 2004, compared to approximately $194.7 million for fiscal 2003. The difference between our net income of approximately $156.3 million and the approximately $226.0 million of operating cash flow was primarily attributable to:

  deferred income taxes of approximately $52.1 million;
  depreciation and amortization of approximately $45.7 million;
  an increase in income taxes payable of approximately $18.4 million;
  the approximately $13.2 million non-cash charge related to the impairment of Nazareth's long-lived assets;
  an increase in accounts payable, deferred income and other current liabilities of approximately $12.4 million;
  an approximately $5.0 million loss on early retirement of our 1999 Senior Notes; and
  amortization of unearned compensation and financing costs of approximately $2.0 million;

These differences were partially offset by an approximately $63.9 million gain on the sale of North Carolina's assets, an increase in receivables of approximately $11.0 million, undistributed income from equity investments of approximately $2.8 million and an increase in inventories, prepaid expenses and other assets of approximately $2.6 million.

Net cash used in investing activities was approximately $233.5 million for fiscal 2004, compared to approximately $69.9 million for fiscal 2003. Our use of cash for investing activities reflects approximately $195.3 million for the acquisition of businesses, substantially consisting of the acquisition of Martinsville, approximately $135.2 million in capital expenditures and approximately $2.0 million for the purchase of our 24.5% interest in Proximities. This use of cash is partially offset by approximately $100.4 million in proceeds from the sale of North Carolina.

Net cash from financing activities was approximately $59.3 million for fiscal 2004, compared to approximately $10.1 million used in financing activities for fiscal 2003. The approximately $299.6 million in proceeds from the issuance of our 2004 Senior Notes and approximately $2.8 million in proceeds from an interest rate swap were partially offset by our use of cash for financing activities including approximately $231.9 million for the early redemption of our 1999 Senior Notes and payments of other term debt, approximately $5.3 million for the related redemption premium, approximately $2.6 million in deferred financing fees and a cash dividend paid of approximately $3.2 million.

Capital Expenditures

Capital expenditures totaled approximately $135.2 million for fiscal 2004, compared to approximately $72.6 million for fiscal 2003. Capital expenditures during fiscal 2004 related primarily to our previously announced multi-faceted infield renovation project at Daytona, acquisition of land and land improvements for expansion of parking, camping capacity and other uses, the installation of SAFER (steel and foam energy reduction) walls at several facilities, track lighting projects at California, Darlington and Phoenix, increased grandstand seating capacity at Richmond, construction of an IMAX theater at DAYTONA USA, the purchase of equipment and other assets associated with our food, beverage and merchandising operations and a variety of other improvements and renovations to our facilities.

Based on capital projects currently approved, we expect to make capital expenditures totaling approximately $110.7 million subsequent to November 30, 2004, which are expected to be completed within the next 24 months. This includes the acquisition of land and land improvements at various facilities for expansion of parking, camping capacity and other uses, improvements at Michigan including the previously discussed club seating and suite additions, the installation of and completion of track lighting projects at Miami, Phoenix, California and Darlington, the completion of our multi-faceted infield renovation project at Daytona, the purchase of equipment and other assets associated with our food, beverage and merchandising operations, increased grandstand seating capacity at Kansas, the completion of the installation of SAFER (steel and foam energy reduction) walls at several facilities, and a variety of other improvements and renovations to our facilities.

As a result of these currently approved projects and estimated additional approvals in fiscal 2005, we expect our total fiscal 2005 capital expenditures will be approximately $100 million.

We review the capital expenditure program periodically and modify it as required to meet current business needs.

Future Liquidity

On April 23, 2004, we completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, we completed an offer to exchange the 2004 Senior Notes for registered senior notes with substantially identical terms. At November 30, 2004, outstanding 2004 Senior Notes totaled approximately $301.6 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 4.2% and are due April 2009, and $150.0 million principal amount unsecured senior notes, which bear interest at 5.4% and are due April 2014. The 2004 Senior Notes require semi-annual interest payments beginning October 15, 2004 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Our subsidiaries are guarantors of the 2004 Senior Notes.

Total gross proceeds from the sale of the 2004 Senior Notes were $300.0 million, net of discounts of approximately $431,000 and approximately $2.6 million of deferred financing fees. The deferred financing fees will be treated as additional interest expense and amortized over the life of the 2004 Senior Notes on a straight line method, which approximates the effective yield method. In March 2004, we entered into interest rate swap agreements to effectively lock in the interest rate of approximately $150.0 million of the 4.2% Senior Notes. We terminated these interest rate swap agreements on April 23, 2004 and received approximately $2.2 million, which is being amortized over the life of the 4.2% Senior Notes.

In January 1999, the Unified Government issued approximately $71.3 million in TIF bonds in connection with the financing of construction of Kansas Speedway. At November 30, 2004 outstanding TIF bonds totaled approximately $68.2 million, net of the unamortized discount, which is comprised of a $19.8 million principal amount, 6.15% term bond due December 1, 2017 and a $49.7 million principal amount, 6.75% term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes ("Funding Commitment") by our wholly-owned subsidiary, Kansas Speedway Corporation. Principal (mandatory redemption) payments per the Funding Commitment are payable by Kansas Speedway Corporation on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. Kansas Speedway Corporation granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation. We have agreed to guarantee Kansas Speedway Corporation's Funding Commitment until certain financial conditions have been met. In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds ("2002 STAR Bonds") totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway's boundaries and are not our obligation. Kansas Speedway Corporation has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At November 30, 2004, the Unified Government had $5.8 million in 2002 STAR Bonds outstanding. Under a keepwell agreement, we have agreed to provide financial assistance to Kansas Speedway Corporation, if necessary, to support its guarantee of the 2002 STAR Bonds.

Our $300.0 million Credit Facility is scheduled to mature in September 2008, and accrues interest at LIBOR plus 62.5 - 150 basis points, based on our highest debt rating as determined by specified rating agencies. At November 30, 2004, we did not have any borrowings outstanding under the Credit Facility.

Our Miami subsidiary's $7.0 million Term Loan is guaranteed by us. The final payment under the Term Loan was paid on December 31, 2004. Our Miami subsidiary had an interest rate swap agreement that effectively fixed the floating rate on the outstanding balance under the Term Loan at 5.60% plus 50-100 basis points, based on certain consolidated financial criteria. This interest rate swap expired on December 31, 2004.

We are a member of Motorsports Alliance, LLC ("Motorsports Alliance") (owned 50% by us and 50% by Indianapolis Motor Speedway LLC), which owns 75% of Raceway Associates. Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway. Raceway Associates has a term loan arrangement, which requires quarterly principal and interest payments and matures November 15, 2012, and a $15 million secured revolving credit facility, which matures September 15, 2005. At November 30, 2004, Raceway Associates had approximately $38.0 million outstanding under its term loan and no borrowings outstanding under its credit facility. Under a keepwell agreement, the members of Motorsports Alliance have agreed to provide financial assistance to Raceway Associates, if necessary, on a pro rata basis to support performance under its term loan and credit facility.

At November 30, 2004, we had contractual cash obligations to repay debt and to make payments under operating agreements, leases and commercial commitments in the form of guarantees and unused lines of credit.

Payments due under these long-term obligations are as follows as of November 30, 2004 (in thousands):

		Obligations Due by Period

	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years

Long-term debt	$ 376,495	$ 7,505	$ 1,405	$ 151,990	$ 215,595
Track facility operating agreement	42,540	2,220	4,440	4,440	31,440
Other operating leases	9,906	2,878	3,084	1,012	2,932

Total Contractual Cash Obligations	$ 428,941	$ 12,603	$ 8,929	$ 157,442	$ 249,967

Commercial commitment expirations are as follows as of November 30, 2004 (in thousands):

		Commitment Expiration by Period

	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years

Guarantees	$ 5,760	$ 685	$ 1,320	$ 905	$ 2,850
Keepwell agreements	19,000	2,400	4,800	4,800	7,000
Unused credit facilities	301,843	1,843	-	300,000	-

Total Commercial Commitments	$ 326,603	$ 4,928	$ 6,120	$ 305,705	$ 9,850

During fiscal 1999, we announced our intention to search for a site for a major motorsports facility in the New York metropolitan area. Our efforts have included the evaluation of many different locations. Most recently we identified a combination of land parcels in the New York City borough of Staten Island that could potentially be utilized for the development of a major speedway. Through our majority-owned subsidiary, 380 Development, we have closed on the purchases of approximately 677 total acres for approximately $110.0 million, substantially all of which were acquired after our fiscal year ended November 30, 2004. The aggregate of these parcels represents the largest block of undeveloped land in the five boroughs of New York City. The properties are part of a proposed motorsports and retail development project the Company is pursuing with Related Retail Corporation (the minority member of 380 Development), a retail specialist whose developments include the Time Warner Center in Manhattan and the Gateway Retail Center in Brooklyn. The proposed project is expected to consist of a three-quarter-mile, high-banked motorsports facility with approximately 80,000 grandstand seats and 64 luxury suites, complemented by a 50-acre retail center featuring nationally known stores offering year-round shopping opportunities. ISC currently expects the speedway portion of the development will cost between $550 and $600 million, including the aforementioned land purchases, and could open in late 2009 or 2010. While we believe a facility in New York provides significant long-term strategic value for ISC, these property acquisitions are only small steps in a long and complex process. In addition to working closely with the appropriate governmental agencies responsible for approval and permitting, we are conducting a detailed feasibility study to further analyze construction costs, determine the level of public incentives, and review environmental impacts including traffic, noise, air quality and remediation required, if any. Whether we ultimately construct a track or pursue alternative options for the development of this prime New York real estate will largely depend on the results of this study. During fiscal 2004, we capitalized approximately $9.3 million in legal and other professional fees relating to due diligence and feasibility studies, as well as other costs related to our negotiations, through our majority-owned subsidiary, for the purchase of these parcels.

In light of NASCAR's publicly announced position regarding additional potential realignment of the NASCAR NEXTEL Cup Series schedule, we also believe there are potential development opportunities in new, underserved markets across the country. As such, we have been and are exploring opportunities for public/private partnerships targeted to develop one or more motorsports facilities in new markets, including the Pacific Northwest.  We recently announced that after preliminary due diligence on a site proposed by Snohomish County and the City of Marysville, Washington, it was determined the site-specific costs of such a project were beyond what was originally anticipated. As a result, Snohomish County and Marysville withdrew their proposal, which has allowed us to resume exploration of other potential locations. While we remain optimistic in our ability to construct a motorsports facility in this region of the country, it is too early to tell if the necessary public participation will materialize or if it will be sufficient to allow for the development of such a facility.

Our cash flow from operations consists primarily of ticket, hospitality, merchandise, catering and concession sales and contracted revenues arising from television broadcast rights and marketing partnerships. While we expect our strong operating cash flow to continue in the future, our financial results depend significantly on a number of factors relating to consumer and corporate spending, including economic conditions affecting marketing dollars available from the motorsports industry's principal sponsors. Consumer and corporate spending could be adversely affected by economic, security and other lifestyle conditions, resulting in lower than expected future operating cash flows. General economic conditions were significantly and negatively impacted by the September 11, 2001 terrorist attacks and the war with Iraq and could be similarly affected by any future attacks or fear of such attacks, or by conditions resulting from other acts or prospects of war. Any future attacks or wars or related threats could also increase our expenses related to insurance, security or other related matters. In addition, the Internal Revenue Service (the "Service") is currently performing a periodic examination of our federal income tax returns for the years ended November 30, 1999 through 2003 and is examining the tax depreciation treatment for a significant portion of our motorsports entertainment facility assets. In accordance with SFAS No. 109 "Accounting for Income Taxes," we have accrued a deferred tax liability based on the differences between our financial reporting and tax bases of such assets in our consolidated balance sheet as of November 30, 2004. We believe that our application of the federal income tax regulations in question, which have been applied consistently since being adopted in 1986 and have been subjected to previous Service audits, is appropriate and we intend to vigorously defend the merits of our position, if necessary. While an adverse resolution of these matters could result in a material negative impact on cash flow, we believe that we have provided adequate reserves in our consolidated financial statements as of November 30, 2004, and, as a result, do not expect that such an outcome would have a material adverse effect on results of operations.

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

We intend to pursue further development and/or acquisition opportunities (including the possible development of new motorsports facilities, such as the New York metropolitan area, the Pacific Northwest and other areas), the timing, size and success, as well as associated potential capital commitments of which, are unknown at this time. Accordingly, a material acceleration in our growth strategy could require us to obtain additional capital through debt and/or equity financings. Although there can be no assurance, we believe that adequate debt and equity financing will be available on satisfactory terms.

Inflation

We do not believe that inflation has had a material impact on our operating costs and earnings.

Recent Accounting Pronouncements

In January 2003 and as revised in December 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. Prior to this interpretation, two enterprises generally had been included in consolidated financial statements because one enterprise controls the other through voting interests. This interpretation defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. Our adoption of this interpretation in fiscal 2004 did not have an impact on our financial position or results of operations.

In December 2004 the FASB issued revised SFAS No. 123R, "Share-Based Payment."  SFAS No. 123R sets accounting requirements for "share-based" compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123R is effective in interim or annual periods beginning after June 15, 2005.  We will be required to adopt SFAS No. 123R in our third quarter of fiscal 2005 and currently disclose the effect on net (loss) income and (loss) earnings per share of the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." We are currently evaluating the impact of the adoption of SFAS 123R on our financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

In December 2004 the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29."  SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. Our adoption of SFAS No. 153 is not expected to have a material impact on our financial position or results of operations.

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

Many of these factors are beyond our ability to control or predict. We caution you not to put undue reliance on forward-looking statements or to project any future results based on such statements or on present or prior earnings levels. Some of the factors that could cause the actual results to differ materially are set forth in an exhibit to this report. Additional information concerning these, or other factors, which could cause the actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's other SEC filings. Copies of those filings are available from us and/or the SEC.

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

Our objective in managing our interest rate risk on our debt is to maintain a balance of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. Interest rate swaps are used from time to time to convert a portion of our debt portfolio from a variable rate to a fixed rate or from a fixed rate to a variable rate.

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

As described in Note 8 to the consolidated financial statements, we have various debt instruments that are issued at fixed and variable rates of interest. These financial instruments, which have a fixed rate of interest, are exposed to fluctuations in fair value resulting from changes in market interest rates. The fair values of long-term debt and interest rate swaps are based on quoted market prices at the date of measurement. Our credit facilities approximate fair value as they bear interest rates that approximate market. At November 30, 2004, our debt outstanding with a variable rate of interest has an interest rate swap agreement that effectively fixes the floating rate, therefore, a hypothetical increase in interest rates by 1% would not result in an increase in our interest expense. At November 30, 2004, the fair value of our total long-term debt as determined by quotes from financial institutions, was $383.5 million. The potential decrease in fair value resulting from a hypothetical 10% shift in interest rates would be approximately $14.4 million at November 30, 2004.

From time to time we utilize derivative investments in the form of interest rate swaps to manage the fixed and floating interest rate mix of our total debt portfolio and related overall cost of borrowing. The notional amount, interest payment and maturity dates of the swaps match the terms of the debt they are intended to modify. The fair value of our interest rate swap on the Term Loan at November 30, 2004 was a liability of approximately $22,000. The Term Loan was repaid and the related interest rate swap expired on December 31, 2004.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

International Speedway Corporation

We have audited the accompanying consolidated balance sheets of International Speedway Corporation and subsidiaries as of November 30, 2003 and 2004, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended November 30, 2004. Our audits also included the financial statement schedule listed in the index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Speedway Corporation and subsidiaries at November 30, 2003 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of International Speedway Corporation's internal control over financial reporting as of November 30, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 28, 2005, expressed an unqualified opinion thereon.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 in 2002.

Ernst & Young LLP
Jacksonville, Florida
January 28, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

International Speedway Corporation

We have audited management's assessment, included in the accompanying Report of Management on International Speedway Corporation's Internal Control Over Financial Reporting, that International Speedway Corporation maintained effective internal control over financial reporting as of November 30, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). International Speedway Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment about the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Report of Management on International Speedway Corporation's Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of a motorsports entertainment complex acquired during 2004, which is included in the 2004 consolidated financial statements of International Speedway Corporation and constituted $206 million of total assets and an immaterial amount of net assets as of November 30, 2004 and an immaterial amount of revenues and net income for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at this motorsports entertainment complex because of the timing of the acquisition which was completed in July 2004. Our audit of internal control over financial reporting of International Speedway Corporation also did not include an evaluation of the internal control over financial reporting of this motorsports entertainment complex.

In our opinion, management's assessment that International Speedway Corporation maintained effective internal control over financial reporting as of November 30, 2004, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, International Speedway Corporation maintained, in all material respects, effective internal control over financial reporting as of November 30, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of International Speedway Corporation and subsidiaries as of November 30, 2003 and 2004, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended November 30, 2004, and our report dated January 28, 2005, expressed an unqualified opinion thereon.

Ernst & Young LLP

Jacksonville, Florida
January 28, 2005

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets
	November 30,
	2003	2004
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$223,973	$275,778
Short-term investments	201	200
Receivables, less allowance of $1,500 in 2003 and 2004	37,996	52,798
Inventories	5,496	7,267
Prepaid expenses and other current assets	4,078	5,032

Total Current Assets	271,744	341,075

Property and Equipment, net	884,623	969,095
Other Assets:
Equity investments	33,706	38,468
Intangible assets, net	1,033	148,989
Goodwill	92,542	99,265
Other	20,144	22,618

	147,425	309,340

Total Assets	$1,303,792	$1,619,510

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$232,963	$7,505
Accounts payable	15,739	28,854
Deferred income	106,998	114,518
Income taxes payable	6,877	25,241
Other current liabilities	13,928	15,078

Total Current Liabilities	376,505	191,196

Long-Term Debt	75,168	369,315
Deferred Income Taxes	113,414	165,617
Long-Term Deferred Income	11,894	11,503
Other Long-Term Liabilities	346	141
Commitments and Contingencies	-	-
Shareholders' Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized;
28,359,173 and 28,858,934 issued and outstanding in 2003 and 2004, respectively	283	289
Class B Common Stock, $.01 par value, 40,000,000 shares authorized;
24,858,610 and 24,409,903 issued and outstanding in 2003 and 2004, respectively	249	244
Additional paid-in capital	694,719	696,882
Retained earnings	34,602	187,689
Accumulated other comprehensive loss	(333)	(22)

	729,520	885,082
Less unearned compensation-restricted stock	3,055	3,344

Total Shareholders' Equity	726,465	881,738

Total Liabilities and Shareholders' Equity	$1,303,792	$1,619,510

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Year Ended November 30,
	2002	2003	2004

	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$205,754	$203,699	$222,545
Motorsports related income	241,666	265,209	334,943
Food, beverage and merchandise income	69,516	74,075	83,236
Other income	7,230	6,072	7,124

	524,166	549,055	647,848
EXPENSES:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	87,388	96,882	119,322
Motorsports related expenses	94,375	97,988	113,098
Food, beverage and merchandise expenses	37,614	41,250	52,260
General and administrative expenses	76,266	82,403	90,307
Depreciation and amortization	38,184	40,860	44,443
Homestead-Miami Speedway track reconfiguration	-	2,829	-

	333,827	362,212	419,430

Operating income	190,339	186,843	228,418
Interest income	1,187	1,789	4,053
Interest expense	(24,276)	(23,179)	(21,723)
Loss on early redemption of debt	-	-	(4,988)
Equity in net income from equity investments	1,907	2,553	2,754

Income from continuing operations before income taxes and
cumulative effect of accounting change	169,157	168,006	208,514
Income taxes	65,945	66,041	82,218

Income from continuing operations before cumulative effect of accounting change	103,212	101,965	126,296
(Loss) income from discontinued operations, net of income taxes of $858,000,
$1.4 million and ($3.7) million	(60,962)	3,483	(6,315)
Gain on sale of discontinued operations, net of income taxes of $27.6 million	-	-	36,337
Cumulative effect of accounting change - company operations	(449,806)	-	-
Cumulative effect of accounting change - equity investment	(3,422)	-	-

Net (loss) income	$(410,978)	$105,448	$156,318

Basic earnings per share:
Income from continuing operations	$1.95	$1.92	$2.38
(Loss) income from discontinued operations	(1.15)	0.07	(0.12)
Gain on sale of discontinued operations	-	-	0.68
Cumulative effect of accounting change	(8.55)	-	-

Net (loss) income	$(7.75)	$1.99	$2.94

Diluted earnings per share:
Income from continuing operations	$1.94	$1.92	$2.37
(Loss) income from discontinued operations	(1.14)	0.06	(0.11)
Gain on sale of discontinued operations	-	-	0.68
Cumulative effect of accounting change	(8.54)	-	-

Net (loss) income	$(7.74)	$1.98	$2.94

Dividends per share	$0.06	$0.06	$0.06

Basic weighted average shares outstanding	53,036,552	53,057,077	53,084,437

Diluted weighted average shares outstanding	53,101,535	53,133,282	53,182,776

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Changes in Shareholders' Equity
	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Unearned Compensation- Restricted Stock	Total Shareholders' Equity

	(In Thousands)
Balance at November 30, 2001	$245	$287	$691,670	$346,844	$(961)	$(2,663)	$1,035,422
Comprehensive loss
Net loss	-	-	-	(410,978)	-	-	(410,978)
Interest rate swap	-	-	-	-	87	-	87

Total comprehensive loss							(410,891)
Cash dividends ($.06 per share)	-	-	-	(3,191)	-	-	(3,191)
Restricted stock grant	-	-	1,977	-	-	(1,977)	-
Reacquisition of previously issued
common stock	-	-	(515)	(316)	-	-	(831)
Conversion of Class B Common Stock
to Class A Common Stock	8	(8)	-	-	-	-	-
Income tax benefit related to restricted
stock plan	-	-	331	-	-	-	331
Amortization of unearned compensation	-	-	-	-	-	1,485	1,485

Balance at November 30, 2002	253	279	693,463	(67,641)	(874)	(3,155)	622,325
Comprehensive income
Net income	-	-	-	105,448	-	-	105,448
Interest rate swap	-	-	-	-	541	-	541

Total comprehensive income							105,989
Cash dividends ($.06 per share)	-	-	-	(3,193)	-	-	(3,193)
Restricted stock grant	-	-	1,595	-	-	(1,595)	-
Reacquisition of previously issued
common stock	-	-	(340)	(12)	-	-	(352)
Conversion of Class B Common Stock
to Class A Common Stock	30	(30)	-	-	-	-	-
Income tax benefit related to restricted
stock plan	-	-	1	-	-	-	1
Amortization of unearned compensation	-	-	-	-	-	1,695	1,695

Balance at November 30, 2003	283	249	694,719	34,602	(333)	(3,055)	726,465
Comprehensive income
Net income	-	-	-	156,318	-	-	156,318
Interest rate swap	-	-	-	-	311	-	311

Total comprehensive income							156,629
Cash dividends ($.06 per share)	-	-	-	(3,196)	-	-	(3,196)
Exercise of stock options	-	-	442	-	-	-	442
Restricted stock grant	1	-	2,022	-	-	(2,023)	-
Reacquisition of previously issued
common stock	-	-	(361)	(35)	-	-	(396)
Conversion of Class B Common Stock
to Class A Common Stock	5	(5)	-	-	-	-	-
Income tax benefit related to restricted
stock plan	-	-	60	-	-	-	60
Amortization of unearned compensation	-	-	-	-	-	1,734	1,734

Balance at November 30, 2004	$289	$244	$696,882	$187,689	$(22)	$(3,344)	$881,738

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Year Ended November 30,
	2002	2003	2004

	(In Thousands)
OPERATING ACTIVITIES
Net (loss) income	$(410,978)	$105,448	$156,318
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	41,154	44,171	45,687
Amortization of financing costs	1,332	294	250
Amortization of unearned compensation	1,485	1,695	1,734
Deferred income taxes	29,461	38,471	52,146
Undistributed income from equity investments	(1,907)	(2,553)	(2,754)
Impairment of long-lived assets	-	-	13,217
Gain on sale of discontinued operations	-	-	(63,926)
Loss on early redemption of debt	-	-	4,988
Homestead-Miami Speedway track reconfiguration	-	2,829	-
Cumulative effect of accounting change	517,249	-	-
Other, net	(1,634)	(37)	1,028
Changes in operating assets and liabilities
Receivables, net	(5,415)	(7,439)	(10,959)
Inventories, prepaid expenses and other assets	2,209	(990)	(2,569)
Accounts payable and other liabilities	2,873	1,040	9,215
Deferred income	(1,759)	8,868	3,187
Income taxes payable	4,544	2,939	18,424

Net cash provided by operating activities	178,614	194,736	225,986

INVESTING ACTIVITIES
Capital expenditures	(53,521)	(72,587)	(135,218)
Proceeds from asset disposals	3,836	178	86
Acquisition of businesses	-	-	(195,325)
Proceeds from sale of discontinued operations	-	-	100,391
Equity investment	-	-	(2,008)
Proceeds from short-term investments	400	400	400
Purchases of short-term investments	(400)	(400)	(400)
Proceeds from affiliate	4,045	4,075	-
Proceeds from STAR bonds	5,589	-	-
Proceeds from restricted investments	1,263	-	-
Other, net	(1,533)	(1,552)	(1,442)

Net cash used in investing activities	(40,321)	(69,886)	(233,516)

FINANCING ACTIVITIES
Proceeds from long-term debt	-	-	299,570
Payment of long-term debt	(9,225)	(5,775)	(231,890)
Payment of long-term debt redemption premium	-	-	(5,340)
Deferred financing fees	-	(820)	(2,626)
Proceeds from interest rate swap	3,213	-	2,771
Cash dividends paid	(3,191)	(3,193)	(3,196)
Reacquisition of previously issued common stock	(831)	(352)	(396)
Exercise of Class A common stock options	-	-	442
Payments under credit facilities	(90,000)	-	-

Net cash (used in) provided by financing activities	(100,034)	(10,140)	59,335

Net increase in cash and cash equivalents	38,259	114,710	51,805
Cash and cash equivalents at beginning of period	71,004	109,263	223,973

Cash and cash equivalents at end of period	$109,263	$223,973	$275,778

See accompanying notes

                                                      INTERNATIONAL SPEEDWAY CORPORATION

                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                NOVEMBER 30, 2004

NOTE 1 - DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS: International Speedway Corporation, including its wholly‑owned subsidiaries (collectively the "Company"), is a leading promoter of motorsports entertainment activities in the United States. As of November 30, 2004, the Company owned and/or operated eleven of the nation's major motorsports facilities as follows:

Track Name	Location	Track Length

Daytona International Speedway	Daytona Beach, Florida	2.5 Miles
Talladega Superspeedway	Talladega, Alabama	2.6 Miles
Michigan International Speedway	Brooklyn, Michigan	2.0 Miles
Richmond International Raceway	Richmond, Virginia	0.8 Miles
California Speedway	Fontana, California	2.0 Miles
Kansas Speedway	Kansas City, Kansas	1.5 Miles
Phoenix International Raceway	Phoenix, Arizona	1.0 Mile
Homestead-Miami Speedway	Homestead, Florida	1.5 Miles
Martinsville Speedway	Martinsville, Virginia	0.5 Miles
Darlington Raceway	Darlington, South Carolina	1.3 Miles
Watkins Glen International	Watkins Glen, New York	3.4 Miles

In addition, Raceway Associates, LLC ("Raceway Associates"), in which the Company holds a 37.5% indirect equity interest, owns and operates Chicagoland Speedway and Route 66 Raceway, two nationally recognized major motorsports facilities in Joliet, Illinois.

In fiscal 2004, these motorsports facilities promoted well over 100 stock car, open wheel, sports car, truck, motorcycle and other racing events, including 20 National Association for Stock Car Auto Racing ("NASCAR") NEXTEL Cup Series events, 14 NASCAR Busch Series events, nine NASCAR Craftsman Truck Series events, seven Indy Racing League ("IRL") IndyCar Series events, two National Hot Rod Association ("NHRA") POWERade drag racing series events, the premier sports car endurance event in the United States (the Rolex 24 at Daytona sanctioned by the Grand American Road Racing Association ("Grand American")) and a number of prestigious motorcycle events.

The general nature of the Company's business is a motorsports themed amusement enterprise, furnishing amusement to the public in the form of motorsports themed entertainment. The Company's motorsports event operations consist principally of racing events at these major motorsports facilities, which, in total, currently have more than one million grandstand seats. The Company also conducts, either through operations of the particular facility or through certain wholly-owned subsidiaries operating under the name "Americrown," souvenir merchandising operations, and food and beverage concession operations for customers at all of its motorsports facilities. In addition, the Company conducts catering services to customers both in suites and chalets at substantially all of its motorsports facilities. Americrown also produces and markets motorsports-related merchandise such as apparel, souvenirs and collectibles to retail customers, through internet and catalog sales and directly to dealers.

MRN Radio, the Company's proprietary radio network, produces and syndicates to radio stations the NASCAR NEXTEL Cup, NASCAR Busch and NASCAR Craftsman Truck series races and certain other races conducted at the Company's tracks, as well as some races from tracks the Company does not own. In addition, MRN Radio provides production services for NEXTEL Vision, the trackside large screen video display units, at all NASCAR NEXTEL Cup Series event weekends except at Indianapolis Motor Speedway, which is a track not owned by the Company. MRN Radio also produces and syndicates daily and weekly NASCAR racing-themed programs.

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

CASH AND CASH EQUIVALENTS: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, bank demand deposit accounts, overnight sweep accounts and highly liquid, variable rate instruments used in the Company's cash management program.

The Company maintained its cash and cash equivalents primarily with two financial institutions at November 30, 2004. The Company believes that it is not exposed to any significant credit risk on its cash balances due to the strength of the financial institutions.

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

Buildings, grandstands and tracks	10-30 years
Furniture and equipment	3-8 years

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

Equity investments consist of the Company's interests in Motorsports Alliance, LLC ("Motorsports Alliance") and Proximities, Inc ("Proximities").

Motorsports Alliance (owned 50% by the Company and 50% by Indianapolis Motor Speedway Corp.), owns a 75% interest in Raceway Associates. Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway.

Proximities is developing products which are to be marketed as secure radio frequency identification (RFID) cashless payment, access control and age verification systems. These products allow customers to purchase concessions and merchandise quickly and easily using the fast, secure payment station which is linked to a pre-authorized credit card. The Company acquired an approximately 24.5% interest in Proximities in November 2004 through the purchase of Series B Preferred Stock for approximately $2.0 million.  Proximities is a variable interest entity as determined in accordance with Financial Accounting Standards Board "FASB" Interpretation No. 46, "Consolidation of Variable Interest Entities."  The Company does not consolidate the operations of Proximities as it is not the primary beneficiary.  The company's maximum exposure to loss as a result of its involvement with Proximities consists of its equity investment at November 30, 2004 of approximately $2.0 million.

The Company's share of undistributed equity in the earnings from equity investments included in retained earnings at November 30, 2003 and 2004 was approximately $2.6 million and $5.3 million, respectively.

GOODWILL AND INTANGIBLE ASSETS: On December 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142 the Company's goodwill and other intangible assets are evaluated annually for impairment, in its fiscal fourth quarter, based upon expected future discounted cash flows at the reporting unit level.

DEFERRED FINANCING FEES: Deferred financing fees are amortized over the term of the related debt and are included in other non-current assets.

DERIVATIVE FINANCIAL INSTRUMENTS: From time to time the Company utilizes interest rate swap agreements to minimize the impact of interest rate fluctuations on certain long-term borrowings with fixed and floating interest rates. All of the Company's interest rate swap agreements qualify, or have qualified, for the use of the "short-cut" method of accounting to assess hedge effectiveness in accordance with SFAS No. 133, as amended and are recognized in its consolidated balance sheet at their fair value. The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest expense. The change in the fair value of the interest rate swap, which is established as an effective hedge, is included in other comprehensive income.

INCOME TAXES: Income taxes have been provided using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

REVENUE RECOGNITION/DEFERRED INCOME: Admission income and all race-related revenue is earned upon completion of an event and is stated net of admission and sales taxes collected. Advance ticket sales and all race‑related revenue on future events are deferred until earned. Revenues from the sale of merchandise to retail customers, catalog and internet sales, and direct sales to dealers are recognized at the time of the sale.

Kansas Speedway Corporation ("KSC") offers Preferred Access Speedway Seating ("PASS") agreements, which give purchasers the exclusive right and obligation to purchase KSC season-ticket packages for certain sanctioned racing events annually through fiscal year 2030, under specified terms and conditions. Among the conditions, licensees are required to purchase all season-ticket packages when and as offered each year. PASS agreements automatically terminate without refund should owners not purchase any offered season tickets.

Net fees received under PASS agreements are deferred and are amortized into income over the term of the agreements which expire in fiscal 2030. Long-term deferred income under the PASS agreements total approximately $11.1 million and $10.8 million at November 30, 2003 and 2004, respectively.

ADVERTISING EXPENSE: Advertising costs are expensed as incurred or, as in the case of race‑related advertising, upon the completion of the event. Race-related advertising included in prepaid expenses and other current assets at November 30, 2003 and 2004 was approximately $419,000 and $749,000, respectively. Advertising expense from continuing operations was approximately $10.2 million, $10.7 million and $12.1 million for the years ended November 30, 2002, 2003 and 2004, respectively.

LOSS CONTINGENCIES: Legal and other costs incurred in conjunction with loss contingencies are expensed as incurred.

STOCK-BASED COMPENSATION: The Company has a long-term incentive stock plan, which is described more fully in Note 15. The Company accounts for its long-term incentive stock plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company recognizes stock-based employee compensation cost on its restricted shares awarded over their vesting periods in an amount equal to the fair market value of these shares on the date of award. No stock-based employee compensation cost is reflected in net income (loss) relating to stock options as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net (loss) income and (loss) earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock based employee compensation for the years ended November 30 (in thousands, except per share amounts):

	2002	2003	2004

Net (loss) income, as reported	$ (410,978)	$ 105,448	$ 156,318
Add: Stock-based employee compensation
expense included in reported net (loss)
income, net of related tax effects	912	1,034	1,051
Deduct: Stock-based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects	(1,133)	(1,256)	(1,251)

Pro forma net (loss) income	$ (411,199)	$ 105,226	$ 156,118

(Loss) earnings per share:
Basic - as reported	$ (7.75)	$ 1.99	$ 2.94

Basic - pro forma	$ (7.75)	$ 1.98	$ 2.94

Diluted - as reported	$ (7.74)	$ 1.98	$ 2.94

Diluted - pro forma	$ (7.74)	$ 1.98	$ 2.94

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

NEW ACCOUNTING PRONOUNCEMENTS: In January 2003 and as revised in December 2003, the Financial Accounting Standards Board "FASB" issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. Prior to this interpretation, two enterprises generally had been included in consolidated financial statements because one enterprise controls the other through voting interests. This interpretation defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. The Company's adoption of this interpretation in fiscal 2004 did not have an impact on its financial position or results of operations.

In December 2004 the FASB issued revised SFAS No. 123R, "Share-Based Payment."  SFAS No. 123R sets accounting requirements for "share-based" compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123R is effective in interim or annual periods beginning after June 15, 2005.  The Company will be required to adopt SFAS No. 123R in its third quarter of fiscal 2005 and currently discloses the effect on net (loss) income and (loss) earnings per share of the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company is currently evaluating the impact of the adoption of SFAS 123R on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

In December 2004 the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29."  SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company's adoption of SFAS No. 153 is not expected to have a material impact on its financial position or results of operations.

COMPARABILITY: For comparability, certain 2002 and 2003 amounts have been reclassified where appropriate to conform with the presentation in 2004.

NOTE 2 - ACCOUNTING CHANGE

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," in the first quarter of 2002. Based on an independent appraisal firm's valuation of the reporting unit level fair value using discounted cash flows, which reflect changes in certain assumptions after the date of the acquisitions, and the identification of qualifying intangibles, the Company recorded a non-cash after tax charge of $449.8 million as a cumulative effect of accounting change for the write-off of goodwill attributable to its continuing operations in the first quarter of 2002.

Raceway Associates which owns and operates Chicagoland Speedway and Route 66 Raceway and in which the Company holds a 37.5% indirect equity interest, also adopted SFAS No. 142 in the first quarter of 2002. During the second quarter of fiscal 2002, Raceway Associates completed the valuation of its Route 66 Raceway reporting unit using discounted cash flows, which reflect changes in certain assumptions since the date of Raceway Associates' formation, that indicated impairment of the goodwill associated with Route 66 Raceway. The Company's proportionate share of Raceway Associates' cumulative effect of accounting change related to the write-off of goodwill totaled approximately $3.4 million after-tax. In accordance with SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements" the Company recognized this impairment in the first quarter of 2002.

As a result of the adoption of SFAS No. 142 at the beginning of fiscal 2002, the accounting for goodwill and other intangible assets has been presented on a consistent basis for all periods presented in these consolidated financial statements.

NOTE 3 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended November 30, (in thousands, except per share amounts):

	2002	2003	2004

Basic and diluted:
Income from continuing operations before cumulative
effect of accounting change	$103,212	$101,965	$126,296
(Loss) income from discontinued operations	(60,962)	3,483	(6,315)
Gain on sale of discontinued operations	-	-	36,337
Cumulative effect of accounting change	(453,228)	-	-

Net (loss) income	$(410,978)	$105,448	$156,318

Basic earnings per share denominator:
Weighted average shares outstanding	53,036,552	53,057,077	53,084,437

Basic earnings per share:
Income from continuing operations before cumulative
effect of accounting change	$1.95	$1.92	$2.38
(Loss) income from discontinued operations	(1.15)	0.07	(0.12)
Gain on sale of discontinued operations	-	-	0.68
Cumulative effect of accounting change	(8.55)	-	-

Net (loss) income	$(7.75)	$1.99	$2.94

Diluted earnings per share denominator:
Weighted average shares outstanding	53,036,552	53,057,077	53,084,437
Common stock options	1,763	1,650	12,123
Contingently issuable shares	63,220	74,555	86,216

Diluted weighted average shares outstanding	53,101,535	53,133,282	53,182,776

Diluted earnings per share:
Income from continuing operations before cumulative
effect of accounting change	$1.94	$1.92	$2.37
(Loss) income from discontinued operations	(1.14)	0.06	(0.11)
Gain on sale of discontinued operations	-	-	0.68
Cumulative effect of accounting change	(8.54)	-	-

Net (loss) income	$(7.74)	$1.98	$2.94

Anti-dilutive shares excluded in the computation of
diluted (loss) earnings per share	36,534	52,082	817

NOTE 4 - ACQUISITION OF BUSINESS

On July 13, 2004, the Company acquired the assets of Martinsville Speedway ("Martinsville"), and assumed the operations as well as certain liabilities of Martinsville for approximately $194.7 million, including acquisition costs. Martinsville was privately owned, with certain members of the France Family Group, which controls in excess of 60% of the combined voting interest of the Company, owning 50% of Martinsville. The acquisition was funded by $100.4 million in proceeds from the sale of the assets of North Carolina Speedway ("North Carolina") (see Note 5) and approximately $94.3 million in cash. Martinsville's operations are included in the Company's consolidated operations subsequent to the date of acquisition.

Located in Virginia near Greensboro and Winston-Salem, Martinsville is one of only two one-half mile tracks on the NASCAR NEXTEL Cup Series circuit. It seats approximately 64,000 grandstand spectators and offers premium accommodations in the facility's 25 suites. Martinsville annually conducts two NASCAR NEXTEL Cup and NASCAR Craftsman Truck series event weekends, including one during the Chase for the NASCAR NEXTEL Cup which is included in the Company's fiscal 2004 fourth quarter operations. In addition, Martinsville hosts a NASCAR Late Model Stock Car event annually. These events strengthen the Company's presence in the motorsports industry and afford the Company further expansion opportunities in terms of seat and suite additions, as well as increased fan amenities.

The purchase price for the Martinsville acquisition was allocated to the assets acquired and liabilities assumed based upon their fair market values at the acquisition date, as determined by an independent appraisal. Included in this acquisition were certain indefinite-lived intangible assets attributable to the NASCAR sanction agreements in place at the time of acquisition and goodwill. The intangible assets and goodwill are included in the Motorsports Event segment.  All of the goodwill attributable to the acquisition is expected to be deductible for income tax purposes. As this acquisition is not considered significant, pro forma financial information is not presented. The purchase price allocation to the significant assets acquired is as follows (in thousands):

Property and equipment	$34,278
Intangible assets	148,000
Goodwill	12,442

NOTE 5 - DISCONTINUED OPERATIONS AND IMPAIRMENT OF LONG-LIVED ASSETS

As required by the settlement agreement in the Ferko/Vaughn litigation ("Settlement Agreement") (see Note 11 - Terminated Litigation) dated April 8, 2004, the Company's North Carolina Speedway, Inc. subsidiary entered into an Asset Purchase Agreement with Speedway Motorsports, Inc. ("SMI") for the sale of the tangible and intangible assets and operations of North Carolina. Under the terms of the Settlement Agreement, SMI's subsidiary purchased North Carolina's assets and assumed its operations for approximately $100.4 million in cash. The sale of North Carolina's assets closed on July 1, 2004 and the Company recorded an after-tax gain in the third quarter of fiscal 2004 of approximately $36.3 million.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires impairment losses equal to the difference between the carrying value of the asset and its fair value to be recognized for long-lived assets, if events or circumstances indicate that the carrying value of an asset may not be recoverable. In May 2004, the Company announced its intention to request realignment of the NASCAR Busch Series and Indy Racing League IndyCar Series events, currently conducted at Nazareth Speedway ("Nazareth"), to other motorsports facilities within its portfolio starting in fiscal 2005 and its intention to suspend indefinitely major motorsports event operations at the facility after completion of its fiscal 2004 events. The Company believes that it can more successfully grow these events over the long term at a facility other than Nazareth. For the 2005 event season, the aforementioned events have been realigned to the Company's Watkins Glen facility.

The realignment of the events conducted at Nazareth and the indefinite suspension of major motorsports event operations at the facility are expected to have a significant adverse effect on Nazareth's future revenues and cash flows. As a result of these changes in Nazareth's operations, in the second quarter of fiscal 2004 a detailed analysis of Nazareth's long-lived assets and their estimated future undiscounted cash flows was completed. The projected undiscounted cash flows were not sufficient to recover the carrying amount of Nazareth's property and equipment. The Company evaluated Nazareth's long-lived assets' estimated fair value using a discounted cash flow assessment as well as comparable prices for similar property, which resulted in the identification and measurement of an impairment loss of approximately $13.2 million, or $0.16 per diluted share. During the fourth quarter of fiscal 2004 the Company decided to pursue the sale of its Nazareth property.

The operations of North Carolina and Nazareth were included in the Motorsports Event segment. In accordance with SFAS No. 144 the results of operations of North Carolina and Nazareth, including the gain on sale of North Carolina and the impairment loss at Nazareth described above, are presented as discontinued operations in all periods presented. During the years ended November 30, 2002, 2003 and 2004, total revenues recognized by North Carolina and Nazareth were approximately $26.4 million, $26.9 million and $17.0 million, respectively, and pre-tax income (loss) was approximately $3.9 million, $4.9 million and ($10.0) million, respectively. North Carolina's and Nazareth's assets held for sale included in property and equipment, net of accumulated depreciation, totaled approximately $53.0 million and $8.3 million at November 30, 2003 and 2004, respectively.  In addition, goodwill attributable to North Carolina totaled approximately $6.2 million at November 30, 2003.  Unless indicated otherwise, all disclosures in the notes to the consolidated financial statements relate to continuing operations.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of November 30 (in thousands):

	2003	2004

Land and leasehold improvements	$ 230,773	$ 244,186
Buildings, grandstands and tracks	766,353	797,944
Furniture and equipment	103,120	110,310
Construction in progress	20,049	82,144

	1,120,295	1,234,584
Less accumulated depreciation	235,672	265,489

	$ 884,623	$ 969,095

Depreciation expense from continuing operations was approximately $38.1 million, $40.8 million and $44.4 million for the years ended November 30, 2002, 2003 and 2004, respectively.

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

The gross carrying value and accumulated amortization of the major classes of intangible assets relating to the Motorsports Event segment as of November 30 are as follows (in thousands):

	2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized intangible assets:
Food, beverage and merchandise contracts	$ 276	$ 44	$ 232

Total amortized intangible assets	276	44	232
Non-amortized intangible assets:
Water rights	535	-	535
Liquor licenses	266	-	266

Total non-amortized intangible assets	801	-	801

Total intangible assets	$ 1,077	$ 44	$ 1,033

	2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized intangible assets:
Food, beverage and merchandise contracts	$ 276	$ 88	$ 188

Total amortized intangible assets	276	88	188
Non-amortized intangible assets:
NASCAR sanction agreements	148,000	-	148,000
Water rights	535	-	535
Liquor licenses	266	-	266

Total non-amortized intangible assets	148,801	-	148,801

Total intangible assets	$ 149,077	$ 88	$ 148,989

The following table presents current and expected amortization expense of the existing intangible assets as of November 30, for each of the following periods (in thousands):

Aggregate amortization expense:
For the year ended November 30, 2004	$ 44
Estimated amortization expense for the year ending
November 30:
2005	55
2006	43
2007	43
2008	43
2009	1

The changes in the carrying value of goodwill are as follows (in thousands):

Balance at November 30, 2003	$ 92,542
Acquisition of businesses	12,902
Sale of discontinued operations	(6,179)

Balance at November 30, 2004	$ 99,265

NOTE 8 - LONG-TERM DEBT

Long-term debt consists of the following as of November 30 (in thousands):

	2003	2004

7.875% Senior Notes	$ 226,226	$ -
7.875% Senior Notes, interest rate swap	(153)	-
4.20% Senior Notes due 2009	-	151,679
5.40% Senior Notes due 2014	-	149,894
TIF bond debt service funding commitment	68,558	68,247
Term Loan	13,500	7,000

	308,131	376,820
Less: current portion	232,963	7,505

	$ 75,168	$ 369,315

Schedule of Payments (in thousands)
For the year ending November 30:
2005	$ 7,505
2006	635
2007	770
2008	915
2009	151,075
Thereafter	215,595

376,495
Net premium	325

Total	$ 376,820

On April 23, 2004, the Company completed an offering of $300.0 million principal amount of unsecured senior notes  in a private placement. On September 27, 2004, the Company completed an offer to exchange these unsecured senior notes for registered senior notes with substantially identical terms ("2004 Senior Notes").  At November 30, 2004, outstanding 2004 Senior Notes totaled approximately $301.6 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 4.2% and are due April 2009 ("4.2% Senior Notes"), and $150.0 million principal amount unsecured senior notes, which bear interest at 5.4% and are due April 2014. The 2004 Senior Notes require semi-annual interest payments beginning October 15, 2004 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at the option of the Company, at any time or from time to time at redemption prices as defined in the indenture. The Company's subsidiaries are guarantors of the 2004 Senior Notes. The 2004 Senior Notes also contain various restrictive covenants. Total gross proceeds from the sale of the 2004 Senior Notes were $300.0 million, net of discounts of approximately $431,000 and approximately $2.6 million of deferred financing fees. The deferred financing fees will be treated as additional interest expense and amortized over the life of the 2004 Senior Notes on a straight line method, which approximates the effective yield method. In March 2004, the Company entered into interest rate swap agreements to effectively lock in the interest rate on approximately $150.0 million of the 4.2% Senior Notes. The Company terminated these interest rate swap agreements on April 23, 2004 and received approximately $2.2 million, which is being amortized over the life of the 4.2% Senior Notes.

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

In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas ("Unified Government"), issued approximately $71.3 million in taxable special obligation revenue ("TIF") bonds in connection with the financing of construction of Kansas Speedway. At November 30, 2004, outstanding TIF bonds totaled approximately $68.2 million, net of the unamortized discount, which is comprised of a $19.8 million principal amount, 6.15% term bond due December 1, 2017 and $49.7 million principal amount, 6.75% term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes ("Funding Commitment") by the Company's wholly-owned subsidiary, KSC. Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation. The bond financing documents contain various restrictive covenants. The Company has agreed to guarantee KSC's Funding Commitment until certain financial conditions have been met.

The Company has a $300.0 million revolving credit facility ("Credit Facility"), which is scheduled to mature in September 2008 and accrues interest at LIBOR plus 62.5 - 150 basis points, based on the Company's highest debt rating as determined by specified rating agencies. At November 30, 2004, the Company did not have any borrowings outstanding under the Credit Facility. The Credit Facility contains various restrictive covenants.

The Company's wholly-owned subsidiary, Homestead-Miami Speedway ("Miami"), has a $7.0 million term loan ("Term Loan"), which is guaranteed by the Company and has the same restrictive covenants as the Credit Facility. The final payment under the Term Loan was paid on December 31, 2004. The Company's Miami subsidiary had an interest rate swap agreement that effectively fixed the floating rate on the outstanding balance under the Term Loan at 5.6% plus 50 -100 basis points, based on certain consolidated financial criteria of the Company. This interest rate swap expired on December 31, 2004.

Total interest from continuing operations incurred by the Company was approximately $24.3 million, $23.2 million and $21.7 million for the years ended November 30, 2002, 2003 and 2004, respectively. Total interest capitalized from continuing operations for the years ended November 30, 2002, 2003 and 2004 was approximately $415,000 and $794,000 and $1.6 million, respectively.

Financing costs of approximately $6.8 million and $7.8 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2003 and 2004, respectively. These costs are being amortized on a straight line method, which approximates the effective yield method, over the life of the related financing.

NOTE 9 - FEDERAL AND STATE INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the provision for income taxes from continuing operations for the years ended November 30, are as follows (in thousands):

	2002	2003	2004

Current tax expense:
Federal	$ 28,940	$ 23,833	$ 46,839
State	7,510	4,054	6,311
Deferred tax expense:
Federal	29,134	36,029	26,327
State	361	2,125	2,741

Provision for income taxes	$ 65,945	$ 66,041	$ 82,218

The reconciliation of income tax computed at the federal statutory tax rates to income tax expense from continuing operations for the years ended November 30, is as follows (percent of pre-tax income):

	2002	2003	2004

Income tax computed at federal statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.5	3.1	3.4
Other, net	0.5	1.2	1.0

	39.0%	39.3%	39.4%

The components of the net deferred tax assets (liabilities) at November 30 are as follows (in thousands):

	2003	2004

Amortization and depreciation	$ 38,527	$ 32,911
Deferred revenues	4,315	4,240
Deferred expenses	2,454	2,795
Compensation related	1,759	2,247
Loss carryforwards	2,840	1,995
Accruals	1,808	1,854
Other	199	142

Deferred tax assets	51,902	46,184

Amortization and depreciation	(157,664)	(202,057)
Equity investment	(7,322)	(9,263)
Other	(330)	(481)

Deferred tax liabilities	(165,316)	(211,801)

Net deferred tax liabilities	$ (113,414)	$ (165,617)

The Company has recorded deferred tax assets related to various state net operating loss carryforwards totaling approximately $54.6 million, that expire in varying amounts beginning in fiscal 2019.

NOTE 10 - CAPITAL STOCK

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

International Speedway Corporation has a salary incentive plan (the "ISC Plan") designed to qualify under Section 401(k) of the Internal Revenue Code. Employees of International Speedway Corporation and certain participating subsidiaries who have completed one month of continuous service are eligible to participate in the ISC Plan. After twelve months of continuous service, matching contributions are made to a savings trust (subject to certain limits) concurrent with employees' contributions. The level of the matching contribution depends upon the amount of the employee contribution. Employees become 100% vested upon entrance to the ISC Plan. The contribution expense from continuing operations for the ISC Plan was approximately $1.2 million, $1.2 million and $1.3 million, for the years ended November 30, 2002, 2003, and 2004, respectively.

The estimated cost to complete approved projects and current construction in progress at November 30, 2004 at the Company's existing facilities is approximately $110.7 million.

In October 2002, the Unified Government issued additional subordinate sales tax special obligation revenue bonds ("2002 STAR Bonds") totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds will be retired with state and local taxes generated within the speedway's boundaries and are not the Company's obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At November 30, 2004, the Unified Government had $5.8 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC's guarantee of the 2002 STAR Bonds.

The Company is a member of Motorsports Alliance (owned 50% by the Company and 50% by Indianapolis Motor Speedway Corp.), which owns 75% of Raceway Associates. Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway. Raceway Associates has a term loan arrangement, which requires quarterly principal and interest payments and matures November 15, 2012, and a $15 million secured revolving credit facility, which matures September 15, 2005. At November 30, 2004, Raceway Associates had approximately $38.0 million outstanding under its term loan and no borrowings outstanding under its credit facility. Under a keepwell agreement, the members of Motorsports Alliance have agreed to provide financial assistance to Raceway Associates, if necessary, on a pro rata basis to support performance under its term loan and credit facility.

The Company operates Miami under an operating agreement which expires December 31, 2032 and provides for subsequent renewal terms through December 31, 2075. The Company also has various operating leases for office space and equipment. The future minimum payments under the operating agreement and leases utilized by the Company having initial or remaining noncancellable terms in excess of one year at November 30, 2004, are as follows (in thousands):

	Track
	Operating	Operating
For the year ending November 30:	Agreement	Leases

2005	$ 2,220	$ 2,878
2006	2,220	2,094
2007	2,220	990
2008	2,220	577
2009	2,220	435
Thereafter	31,440	2,932

Total	$ 42,540	$ 9,906

Total expenses incurred from continuing operations under the track operating agreement, these operating leases and all other rentals during the years ended November 30, 2002, 2003 and 2004 were $11.3 million, $12.2 million and $14.9 million, respectively.

In connection with the Company's automobile and workers' compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties. The letters of credit, which expire on December 15, 2005, increase to a maximum of approximately $1.8 million and are automatically renewed on an annual basis. At November 30, 2004, there were no amounts drawn on the standby letters of credit.

The Internal Revenue Service (the "Service") is currently performing a periodic examination of the Company's federal income tax returns for the years ended November 30, 1999 through 2003 and is examining the tax depreciation treatment for a significant portion of its motorsports entertainment facility assets. In accordance with SFAS No. 109 "Accounting for Income Taxes" the Company has accrued a deferred tax liability based on the difference between its financial reporting and tax bases of such assets (See Note 8). The Company believes that its application of the federal income tax regulations in question, which have been applied consistently since being adopted in 1986 and have been subjected to previous Service audits, is appropriate, and intends to vigorously defend the merits of its position, if necessary. While an adverse resolution of these matters could result in a material negative impact on cash flow, the Company believes that it has provided adequate reserves in its consolidated financial statements as of November 30, 2004 and, as a result, does not expect that such an outcome would have a material adverse impact on results of operations. The Company believes that its existing cash, cash equivalents and short-term investments, combined with the cash provided by current operations and available borrowings under its Credit Facility will be sufficient to fund its: (i) operations and approved capital projects at existing facilities for the foreseeable future; (ii) payments required in connection with the funding of the Unified Government's debt service requirements related to the TIF bonds; (iii) payments related to its existing debt service commitments; (iv) any potential payments associated with its keepwell agreements; and (v) any adjustment that may ultimately occur as a result of the examination by the Service.

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

NASCAR contracts directly with certain network providers for television rights to the entire NASCAR NEXTEL Cup and NASCAR Busch series schedules. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR NEXTEL Cup and NASCAR Busch series event. Under the terms of this arrangement, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR NEXTEL Cup or NASCAR Busch series event as a component of its sanction fees and remits the remaining 90% to the event promoter. The event promoter pays 25% of the gross broadcast rights fees allocated to the event as part of the previously discussed prize money paid to NASCAR for disbursement to competitors. The Company's television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR NEXTEL Cup and NASCAR Busch series events conducted at its wholly-owned facilities were $120.5 million, $140.8 million and $188.9 million in fiscal years 2002, 2003 and 2004, respectively. Television broadcast and ancillary rights fees received from NASCAR for the NASCAR NEXTEL Cup and NASCAR Busch series events held at North Carolina and the NASCAR Busch Series event held at Nazareth and included in discontinued operations totaled approximately $12.7 million, $14.9 million and $9.3 million for the years ended November 30, 2002, 2003 and 2004, respectively.

Chapman J. Root, II, one of the Company's directors until June 15, 2003, was a control person and affiliate of the Root Company, Inc., Root Communications Group and various other entities, including the operations of various radio stations which purchase broadcasting rights to certain programs and live events produced by MRN Radio. The price paid by these radio stations for the broadcast rights are established on the same basis as the price paid by other radio stations for similar broadcasts and in similar markets. The amounts paid by these entities to MRN Radio for the broadcast rights were approximately $8,000 during fiscal 2002. There were no amounts paid by these entities to MRN Radio for the broadcast rights during fiscal 2003 prior to the end of Mr. Root's directorship.

Walter P. Czarnecki, one of the Company's directors until April 9, 2003, owns Raceway Services, which purchases tickets and hospitality suite occupancy to events at many of the Company's facilities. The price paid by Raceway Services for these items is established on the same basis as the price paid by other purchasers to the same events without regard to Mr. Czarnecki's previous status as a director. The amounts paid by Raceway Services to the Company totaled approximately $376,000 and $120,000, during fiscal 2002 and 2003 (prior to the end of Mr. Czarnecki's directorship), respectively.

Raceway Associates is owned 75% by Motorsports Alliance and 25% by the former owners of the Route 66 Raceway, LLC. Edward H. Rensi, a director of the Company, owns approximately 1.28% of Raceway Associates. The Company owns an indirect equity investment in Chicagoland Speedway through the Company's equity investment in Motorsports Alliance.  The Company pays Chicagoland Speedway a rights fee to sell programs and radio broadcasts and in fiscal 2003 and 2004 additional rights fees to sell merchandise as well as in fiscal 2004 rights fees for advertising related to the events held at the facility. Chicagoland pays the Company for the purchase of programs and for costs related to the use of the Company's jet dryers at its events. The net amounts paid by the Company were approximately $57,000, $629,000 and $621,000, during fiscal 2002, 2003 and 2004, respectively.

Pursuant to the merger agreement for the PMI acquisition, the Company originally was obligated to place up to three individuals designated by Penske Performance, Inc., on its board of directors and to include such designees as nominees recommended by the Company's Board of Directors at future elections of directors by shareholders, based upon the amount of Company stock held by Penske Performance, Inc. As the holdings of Penske Performance, Inc. have fallen to less than 2% percent of the aggregate shares of the Company's outstanding Class A and Class B Common Stock, the Company is no longer obligated to include any individuals designated by Penske Performance, Inc. as nominees for the Company's board of directors. Until April 2003 Messrs. Roger S. Penske, Gregory W. Penske and Walter P. Czarnecki were the designees of Penske Performance, Inc. serving on the Company's Board of Directors. Mr. Gregory W. Penske remains on the Company's Board of Directors. Penske Performance, Inc. is wholly-owned by Penske Corporation. Messrs. Roger S. Penske and Czarnecki were also officers and directors of Penske Performance, Inc. and other Penske Corporation affiliates. Mr. Gregory W. Penske is also an officer and director of Penske Performance, Inc. and other Penske Corporation affiliates, as well as the son of Roger S. Penske. Roger S. Penske beneficially owns a majority of the voting stock of and controls Penske Corporation and its affiliates. The Company rented Penske Corporation and its affiliates certain facilities for a driving school and sold hospitality suite occupancy and related services, merchandise and accessories to Penske Corporation, its affiliates and other related companies.  In a special promotional arrangement designed to grow demand while maintaining price integrity, the Company sold approximately 8,000 tickets for certain events at discounts greater than those afforded any other ticket purchaser to Penske Automotive Group, one of the largest automobile retailers in Southern California, which effected distribution of those tickets.  Also, Penske Truck Leasing rented certain vehicles and sold related supplies and services to the Company. In fiscal 2002, 2003 and 2004, the aggregate amount received from Penske Corporation, its affiliates and other related companies, net of amounts paid by the Company, totaled approximately $1.2 million, $887,000 and $2.4 million, respectively, for the aforementioned goods and services.

NOTE 13 - HOMESTEAD-MIAMI SPEEDWAY TRACK RECONFIGURATION

During the second quarter of fiscal 2003 the Company recorded a non-cash before-tax charge of approximately $2.8 million for the net book value of certain undepreciated assets removed in connection with a major track reconfiguration project at Miami. The project increased the track banking to a maximum of 20 degrees in the turns through an innovative variable-degree banking system, which enhanced the quality of the racing entertainment at this facility. The reconfiguration was completed prior to Miami's fiscal 2003 fourth quarter NASCAR NEXTEL Cup, NASCAR Busch and NASCAR Craftsman Truck series events.

NOTE 14 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for income taxes and interest for the years ended November 30, is summarized as follows (in thousands):

	2002	2003	2004

Income taxes paid	$ 32,290	$ 26,070	$ 35,962

Interest paid	$ 25,146	$ 23,796	$ 23,414

NOTE 15 - LONG‑TERM STOCK INCENTIVE PLAN

The Company's 1996 Long-Term Stock Incentive Plan (the "1996 Plan") authorizes the grant of stock options (incentive and nonstatutory), stock appreciation rights and restricted stock. The Company has reserved an aggregate of 1,000,000 shares (subject to adjustment for stock splits and similar capital changes) of the Company's Class A Common Stock for grants under the 1996 Plan.

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

The Company awarded and issued 43,400, 37,726 and 47,068 restricted shares of the Company's Class A Common Stock during the years ended November 30, 2002, 2003 and 2004, respectively, to certain officers and managers under the 1996 Plan. These shares of restricted stock vest at the rate of 50% of each award on the third anniversary of the award date and the remaining 50% on the fifth anniversary of the award date.

In January and April of 2003 and May of 2004, the Company awarded and issued 683, 1,468 and 764, respectively, restricted shares of the Company's Class A Common Stock to certain managers and officers under the 1996 Plan. These shares of restricted stock vested on July 3, 2003, October 1, 2003 and November 1, 2004, respectively.

The weighted average grant date fair value of restricted shares granted during the years ended November 30, 2002, 2003 and 2004 was $45.55, $40.03 and $42.28, respectively.

The market value of the shares at the date of award has been recorded as "Unearned compensation - restricted stock," which is shown as a separate component of shareholders' equity in the accompanying consolidated balance sheets. The unearned compensation is being amortized over the vesting periods of the shares. In accordance with APB Opinion 25, the Company will recognize a compensation charge over the vesting periods equal to the fair market value of these shares on the date of the award. The total compensation charge from continuing operations recognized as expense during the years ended November 30, 2002, 2003 and 2004, totaled approximately $1.5 million, $1.7 million and $1.7 million, respectively.

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

The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2002	2003	2004

Expected life (years)	5	5	5
Dividend yield	0.14%	0.15%	0.14%
Expected volatility	34.4%	31.9%	30.4%
Risk-free interest rate	4.6%	2.9%	3.5%
Weighted average fair value of options
granted	$ 16.51	$ 13.02	$ 14.30

The following table summarizes the activity for options to purchase shares of Class A Common Stock issued and outstanding:

	Weighted Average Exercise Price	Number of Shares

Outstanding at November 30, 2001	$ 40.58	46,195
Granted	43.94	25,224
Forfeited	37.06	(2,000)

Outstanding at November 30, 2002	41.90	69,419
Granted	39.89	12,929

Outstanding at November 30, 2003	41.58	82,348
Granted	43.75	38,025
Exercised	37.94	(11,666)

Outstanding at November 30, 2004	42.73	108,707

Exercisable at:
November 30, 2002	$ 41.65	41,176
November 30, 2003	41.81	65,077
November 30, 2004	42.19	80,006

The following table summarizes information about stock options outstanding and exercisable at November 30, 2004:

	Outstanding			Exercisable

Exercise Price Range	Options	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

$37.06-$47.99	108,707	7.8	$42.73	80,006	$42.19

The tax effect of income tax deductions that differ from expense for financial reporting purposes under these plans is credited or charged to additional paid-in capital.

NOTE 16 - FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts receivable, short-term investments, accounts payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

Fair values of long-term debt and interest rate swaps are based on quoted market prices at the date of measurement. The Company's credit facilities approximate fair value as they bear interest rates that approximate market. At November 30, 2004, the fair value of the remaining long-term debt, which includes the 2004 Senior Notes, TIF bond Funding Commitment and Term Loan, as determined by quotes from financial institutions, was $383.5 million compared to the carrying amount of $376.8 million.

From time to time the Company utilizes interest rate swap agreements to manage the fixed and floating interest rate mix of its total debt portfolio and related overall costs of borrowing. The differential between fixed and variable rates to be paid or received on swaps is accrued as interest rates change in accordance with the agreements and is included in current interest expense. Credit risk arises from the possible inability of counterparties to meet the terms of their contracts on a net basis. At November 30, 2004 the Company had an interest swap agreement related to its Term Loan. This agreement, with principal notional amount of approximately $7.0 million, had an estimated fair value of a liability totaling approximately $22,000 at November 30, 2004. The Term Loan interest rate swap agreement expired December 31, 2004.

NOTE 17 - QUARTERLY DATA (UNAUDITED)

The Company derives most of its income from a limited number of NASCAR-sanctioned races. As a result, the Company's business has been, and is expected to remain, highly seasonal based on the timing of major events. For example, one of the Company's NASCAR NEXTEL Cup Series events is traditionally held on the Sunday preceding Labor Day. Accordingly, the revenue and expenses for that race and/or the related supporting events may be recognized in either the fiscal quarter ending August 31 or the fiscal quarter ending November 30.

The following table presents certain unaudited financial data for each quarter of fiscal 2003 and 2004 (in thousands, except per share amounts):

	Fiscal Quarter Ended
	February 28,	May 31,	August 31,	November 30,
	2003	2003	2003	2003

Total revenue	$ 119,866	$ 118,080	$ 159,041	$ 152,068
Operating income	45,487	28,934	60,589	51,833
Income from continuing operations	23,116	13,159	36,877	28,813
Net income	25,364	12,492	35,953	31,639
Basic earnings per share	0.48	0.24	0.68	0.60
Diluted earnings per share	0.48	0.24	0.68	0.60

	Fiscal Quarter Ended
	February 29,	May 31,	August 31,	November 30,
	2004	2004	2004	2004

Total revenue	$ 130,625	$ 131,125	$ 154,844	$ 231,254
Operating income	47,068	37,720	51,048	92,582
Income from continuing operations	24,450	15,595	31,810	54,441
Net income	27,793	6,059	68,090	54,376
Basic earnings per share	0.52	0.11	1.28	1.02
Diluted earnings per share	0.52	0.11	1.28	1.02

NOTE 18 - SEGMENT REPORTING

The general nature of the Company's business is a motorsports themed amusement enterprise, furnishing amusement to the public in the form of motorsports themed entertainment. The Company's motorsports event operations consist principally of racing events at its major motorsports facilities. The Company's remaining business units, which are comprised of the radio network production and syndication of numerous racing events and programs, the operation of a motorsports-themed amusement  and entertainment complex, certain souvenir merchandising operations not associated with the promotion of motorsports events at the Company's facilities, construction management services, leasing operations, financing and licensing operations and agricultural operations are included in the "All Other" segment. The Company evaluates financial performance of the business units on operating profit after allocation of corporate general and administrative ("G&A") expenses. Corporate G&A expenses are allocated to business units based on each business unit's net revenues to total net revenues.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at prices comparable to unaffiliated customers. Intersegment revenues were approximately $9.2 million, $10.4 million and $9.0 million for the years ended November 30, 2002, 2003, and 2004, respectively (in thousands).

	For The Year Ended November 30, 2002
	Motorsports Event	All Other	Total

Revenues	$ 494,796	$ 38,538	$ 533,334
Depreciation and amortization	33,051	5,133	38,184
Operating income	180,351	9,988	190,339
Capital expenditures	45,752	7,769	53,521
Total assets	1,036,611	119,360	1,155,971
Equity investments	31,152	-	31,152
	For The Year Ended November 30, 2003
	Motorsports Event	All Other	Total

Revenues	$ 520,441	$ 39,058	$ 559,499
Depreciation and amortization	35,270	5,590	40,860
Operating income	177,133	9,710	186,843
Capital expenditures	67,957	4,630	72,587
Total assets	1,106,644	197,148	1,303,792
Equity investments	33,706	-	33,706
	For The Year Ended November 30, 2004
	Motorsports Event	All Other	Total

Revenues	$ 609,086	$ 47,774	$ 656,860
Depreciation and amortization	38,788	5,655	44,443
Operating income	217,067	11,351	228,418
Capital expenditures	113,098	22,120	135,218
Total assets	1,343,303	276,207	1,619,510
Equity investments	36,489	1,979	38,468

As a result of the adoption of SFAS No. 142, the Motorsports Event segment recorded a non-cash after-tax charge of $453.2 million as a cumulative effect of accounting change for the write-off of goodwill in the first quarter of fiscal 2002.

NOTE 19 - CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

In connection with the 2004 Senior Notes, the Company is required to provide condensed consolidating financial information for its subsidiary guarantors. All of the Company's subsidiaries have, jointly and severally, fully and unconditionally guaranteed, to each holder of 2004 Senior Notes and the trustee under the Indenture for the 2004 Senior Notes, the full and prompt performance of the Company's obligations under the indenture and the 2004 Senior Notes, including the payment of principal of (and premium, if any, on) and interest on the 2004 Senior Notes, on a equal and ratable basis.

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

In the absence of both default and notice, there are no restrictions imposed by the Company's Credit Facility, 2004 Senior Notes, or the guarantees on the Company's ability to obtain funds from its subsidiaries by dividend or loan. The Company has not presented separate financial statements for each of the guarantors, because it has deemed that such financial statements would not provide the investors with any material additional information.

Included in the tables below, are condensed consolidating balance sheets as of November 30, 2003 and 2004, and the condensed consolidating statements of operations and cash flows for the years ending November 30, 2002, 2003 and 2004, of: (a) the Parent; (b) the guarantor subsidiaries; (c) elimination entries necessary to consolidate Parent with guarantor subsidiaries; and (d) the Company on a consolidated basis (in thousands).

Condensed Consolidating Balance Sheet At November 30, 2003

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Current assets	$ 16,105	$ 264,396	$ (8,757)	$ 271,744
Property and equipment, net	126,965	757,658	-	884,623
Advances to and investments in subsidiaries	1,450,303	425,580	(1,875,883)	-
Other assets	14,388	133,037	-	147,425

Total Assets	$ 1,607,761	$ 1,580,671	$ (1,884,640)	$ 1,303,792

Current liabilities	$ 235,547	$ 149,373	$ (8,415)	$ 376,505
Long-term debt	425,573	(3,757)	(346,648)	75,168
Deferred income taxes	45,479	67,935	-	113,414
Other liabilities	13	12,227	-	12,240
Total shareholders' equity	901,149	1,354,893	(1,529,577)	726,465

Total Liabilities and Shareholders' Equity	$ 1,607,761	$ 1,580,671	$ (1,884,640)	$ 1,303,792

Condensed Consolidating Balance Sheet At November 30, 2004

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Current assets	$ 11,615	$ 341,898	$ (12,438)	$ 341,075
Property and equipment, net	179,537	789,558	-	969,095
Advances to and investments in subsidiaries	1,461,951	374,952	(1,836,903)	-
Other assets	16,380	292,960	-	309,340

Total Assets	$ 1,669,483	$ 1,799,368	$ (1,849,341)	$ 1,619,510

Current liabilities	$ 44,963	$ 145,499	$ 734	$ 191,196
Long-term debt	676,525	135,042	(442,252)	369,315
Deferred income taxes	48,617	117,000	-	165,617
Other liabilities	32	11,612	-	11,644
Total shareholders' equity	899,346	1,390,215	(1,407,823)	881,738

Total Liabilities and Shareholders' Equity	$ 1,669,483	$ 1,799,368	$ (1,849,341)	$ 1,619,510

Condensed Consolidating Statement Of Operations For The Year Ended November 30, 2002

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 1,981	$ 611,278	$ (89,093)	$ 524,166
Total expenses	24,228	398,692	(89,093)	333,827
Operating (loss) income	(22,247)	212,586	-	190,339
Interest and other income (expense), net	21,862	10,720	(53,764)	(21,182)
Income from continuing operations	11,665	145,311	(53,764)	103,212
Net income (loss)	11,665	(368,879)	(53,764)	(410,978)

Condensed Consolidating Statement Of Operations For The Year Ended November 30, 2003

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 2,057	$ 660,849	$ (113,851)	$ 549,055
Total expenses	29,128	446,935	(113,851)	362,212
Operating (loss) income	(27,071)	213,914	-	186,843
Interest and other (expense) income, net	(14,195)	11,208	(15,850)	(18,837)
(Loss) income from continuing operations	(30,495)	148,310	(15,850)	101,965
Net (loss) income	(30,495)	151,793	(15,850)	105,448

Condensed Consolidating Statement Of Operations For The Year Ended November 30, 2004

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 2,175	$ 763,643	$ (117,970)	$ 647,848
Total expenses	31,367	506,033	(117,970)	419,430
Operating (loss) income	(29,192)	257,610	-	228,418
Interest and other income (expense), net	14,794	9,594	(44,292)	(19,904)
(Loss) income from continuing operations	(446)	171,034	(44,292)	126,296
Net (loss) income	(446)	201,056	(44,292)	156,318

	Condensed Consolidating Statement Of Cash Flows For The Year Ended November 30, 2002

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$ 9,909	$ 229,967	$ (61,262)	$ 178,614
Net cash provided by (used in) investing activities	56,308	(157,891)	61,262	(40,321)
Net cash used in financing activities	(70,809)	(29,225)	-	(100,034)
	Condensed Consolidating Statement Of Cash Flows For The Year Ended November 30, 2003

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$ (4,716)	$ 217,237	$ (17,785)	$ 194,736
Net cash provided by (used in) investing activities	9,985	(97,656)	17,785	(69,886)
Net cash used in financing activities	(4,365)	(5,775)	-	(10,140)
	Condensed Consolidating Statement Of Cash Flows For The Year Ended November 30, 2004

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$ 48,810	$ 208,638	$ (31,462)	$ 225,986
Net cash used in investing activities	(117,506)	(147,472)	31,462	(233,516)
Net cash provided by (used in) financing activities	66,225	(6,890)	-	59,335

Schedule II - Valuation and Qualifying Accounts (In Thousands)

Description	Balance beginning of period	Additions charged to costs and expenses	Deductions (A)	Balance at end of period

For the year ended November 30, 2004
Allowance for doubtful accounts	$ 1,500	$ 427	$ 427	$ 1,500

For the year ended November 30, 2003

Allowance for doubtful accounts	1,500	2,609	2,609	1,500

For the year ended November 30, 2002

Allowance for doubtful accounts	1,500	248	248	1,500

(A) Uncollectible accounts written off, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Based on that evaluation, our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at November 30, 2004, and during the period prior to and including the date of this report. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to November 30, 2004.

Because of its inherent limitations, our disclosure controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Report of Management on International Speedway Corporation's Internal Control Over Financial Reporting

January 28, 2005

We, as members of management of International Speedway Corporation, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our disclosure controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the motorsports entertainment complex acquired during 2004, which is included in the 2004 consolidated financial statements and constituted $206 million of total assets and an immaterial amount of net assets as of November 30, 2004 and an immaterial amount of revenues and net income for the year then ended. We did not assess the effectiveness of internal control over financial reporting at this motorsports entertainment complex because of the timing of the acquisition which was completed in July 2004.

We, under the supervision of and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, assessed the Company's internal control over financial reporting as of November 30, 2004, based on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of November 30, 2004, based on the specified criteria.

Management's assessment of the effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

PART IV

ITEM 15.              EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this report

1. Consolidated Financial Statements listed below:

Consolidated Balance Sheets
 - November 30, 2003 and 2004

Consolidated Statements of Operations
 - Years ended November 30, 2002, 2003, and 2004

Consolidated Statements of Changes in Shareholders' Equity
 - Years ended November 30, 2002, 2003, and 2004

Consolidated Statements of Cash Flows
 - Years ended November 30, 2002, 2003, and 2004

Notes to Consolidated Financial Statements

2. Consolidated Financial Statement Schedules listed below:

 II - Valuation and qualifying accounts

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

3. Exhibits:

Exhibit

Number Description of Exhibit

3.1          - Articles of Amendment of the Restated and Amended Articles of Incorporation of the Company, as filed with the Florida Department of State on July 26, 1999. (3.1)**

3.2          - Conformed Copy of Amended and Restated Articles of Incorporation of the Company, as amended as of July 26, 1999. (3.2)**

3.3          - Conformed Copy of Amended and Restated By-Laws of the Company. (3)(ii)***

4.1          - Indenture, dated April 23, 2004, between the Company, certain subsidiaries, and Wachovia Bank, National Association, as Trustee. (4.1)****

4.2          - Indenture, dated April 23, 2004, between the Company, certain subsidiaries, and Wachovia Bank, National Association, as Trustee. (4.2)****

4.3          - Registration Rights Agreement, dated as of April 23, 2004, among the Company, certain subsidiaries, Wachovia Capital Markets, LLC, Banc One Capital Markets, Inc. and SunTrust Capital Markets, Inc. (4.3)****

4.4          - Form of Registered Note due 2009 (included in Exhibit 4.1). (4.1)****

4.5          - Form of Registered Note due 2014 (included in Exhibit 4.2). (4.2)****

4.6          - $300,000,000 Credit Agreement, dated as of September 12, 2003, among the Company, certain subsidiaries and the lenders party thereto. (1)*****

10.1        - Daytona Property Lease. (3)******

10.2        - 1996 Long - Term Incentive Plan. (5)******

10.3        - Split-Dollar Agreement (WCF).* (6)******

10.4        - Split-Dollar Agreement (JCF).* (7)******

21           - Subsidiaries of the Registrant - filed herewith.

23.1        - Consent of Ernst &Young LLP - filed herewith.

31.1        - Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer - filed herewith.

31.2        - Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer - filed herewith.

31.3        - Rule 13a-14(a) / 15d-14(a) Certification of Chief Accounting Officer - filed herewith.

32           - Section 1350 Certification - filed herewith.

99.1        - Additional Factors That May Affect Operating Results - filed herewith.

 *Compensatory Plan required to be filed as an exhibit pursuant to Item 14(c).

 **Incorporated by reference to the exhibit shown in parentheses and filed with the Company's Report on Form 8-K dated July 26, 1999

 ***Incorporated by reference to the exhibit shown in parentheses and filed with the Company's report on Form 10-Q for the quarter ended February 28, 2003.

 ****Incorporated by reference to the exhibit shown in parentheses and filed with the Company's Registration Statement filed on Form S-4 File No. 333-118168.

 *****Incorporated by reference to the exhibit shown in parentheses and filed with the Company's report on Form 10-Q for the quarter ended August 31, 2003.

 ******Incorporated by reference to the exhibit shown in parentheses and filed with the Company's Report on Form 10-K for the year ended November 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James C. France ____ James C. France	Chief Executive Officer and Vice Chairman of the Board (Principal Executive Officer)	January 21, 2005
/s/ Susan G. Schandel Susan G. Schandel	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	January 21, 2005
/s/ Daniel W. Houser Daniel W. Houser	Vice President, Controller, Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)	January 21, 2005
/s/ William C. France _ William C. France	Director	January 21, 2005
/s/ Lesa France Kennedy _______ Lesa France Kennedy	Director	January 21, 2005
/s/ Brian Z. France _____ Brian Z. France	Director	February 2, 2005
/s/ J. Hyatt Brown ______ J. Hyatt Brown	Director	February 2, 2005
/s/ Raymond K. Mason, Jr. Raymond K. Mason, Jr.	Director	February 2, 2005
/s/ Larry Aiello, Jr. ____ Larry Aiello, Jr.	Director	February 2, 2005