Form 10-K/A
period 2004-11-30
INTERNATIONAL SPEEDWAY CORP
filed 2005-02-10
CIK 51548

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

NOTE 12 - RELATED PARTY DISCLOSURES AND TRANSACTIONS

All of the racing events that take place during the Company's fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association ("AHRMA"), the American Motorcyclist Association ("AMA"), the Automobile Racing Club of America ("ARCA"), the Clear Channel - Championship Cup Series ("CCS"), the Federation Internationale de l'Automobile ("FIA"), the Federation Internationale Motocycliste ("FIM"), Grand American, Historic Sportscar Racing ("HSR"), the International Race of Champions ("IROC"), IPOWERacing, IRL, NASCAR, the National Hot Rod Association ("NHRA"), the Sports Car Club of America ("SCCA"), the Sportscar Vintage Racing Association ("SVRA"), the United States Auto Club ("USAC") and the World Karting Association ("WKA"). NASCAR, which sanctions some of the Company's principal racing events, is a member of the France Family Group which controls in excess of 60% of the combined voting power of the outstanding stock of the Company, and some members of which serve as directors and officers of the Company. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR from continuing operations for disbursement to competitors, which are exclusive of NASCAR sanction fees, totaled approximately $75.1 million, $83.1 million and $102.5 million for the years ended November 30, 2002, 2003 and 2004, respectively. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors for events at North Carolina and Nazareth included in discontinued operations totaled approximately $8.2 million, $9.0 million and $5.4 million for the years ended November 30, 2002 , 2003 and 2004, respectively.

NASCAR contracts directly with certain network providers for television rights to the entire NASCAR NEXTEL Cup and NASCAR Busch series schedules. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR NEXTEL Cup and NASCAR Busch series event. Under the terms of this arrangement, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR NEXTEL Cup or NASCAR Busch series event as a component of its sanction fees and remits the remaining 90% to the event promoter. The event promoter pays 25% of the gross broadcast rights fees allocated to the event as part of the previously discussed prize money paid to NASCAR for disbursement to competitors. The Company's television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR NEXTEL Cup and NASCAR Busch series events conducted at its wholly-owned facilities were $120.5 million, $140.8 million and $188.9 million in fiscal years 2002, 2003 and 2004, respectively. Television broadcast and ancillary rights fees received from NASCAR for the NASCAR NEXTEL Cup and NASCAR Busch series events held at North Carolina and the NASCAR Busch Series event held at Nazareth and included in discontinued operations totaled approximately $12.7 million, $14.9 million and $9.3 million for the years ended November 30, 2002 , 2003 and 2004, respectively.

In addition, NASCAR and the Company share a variety of expenses in the ordinary course of business. NASC AR pays rent, as well as a related maintenance fee (allocated based on square footage), to the Company for office space in the Company's corporate office complex in Daytona Beach , Florida . The Company paid rent to NASCAR for office space in Charlotte, North Carolina and New York, New York through mid-fiscal 2002. These rents are based upon estimated fair market lease rates for comparable facilities. NASCAR pays the Company for various tickets and credentials, program advertising, catering services, suites, participation in a NASCAR racing event banquet, exhibit and display space, track and other equipment rentals based on similar prices paid by unrelated, third party purchasers of similar items. The Company pays NASCAR for certain advertising, participation in NASCAR racing series banquets and the use of NASCAR trademarks and intellectual images and rents production space for NEXTEL Vision based on similar prices paid by unrelated, third party purchasers of similar items. NASCAR also reimburses the Company for 50% of the compensation paid to certain personnel working in the Company's legal, risk management and transportation departments, as well as 50% of the compensation expense associated with certain receptionists. The Company reimburses NASCAR for 50% of the compensation paid to two of the personnel working in NASCAR's legal department. The Company's payments to NASCAR for MRN Radio's broadcast rights to NASCAR Craftsman Truck races represents an agreed-upon percentage of the Company's advertising revenues attributable to such race broadcasts. NASCAR's reimbursement for use of the Company's telephone system, mailroom, janitorial services, security services, catering, graphic arts, photo and publishing services, and the Company's reimbursement of NASCAR for use of corporate aircraft, is based on actual usage or an allocation of total actual usage. The aggregate amount received from NASCAR by the Company for shared expenses, net of amounts paid by the Company for shared expenses, totaled approximately $1.8 million, $2.4 million and $1.2 million during fiscal 2002, 2003 and 2004, respectively.

Grand American sanctions various events at certain of the Company's facilities. While certain officers and directors of the Company are equity investors in Grand American, no officer or director has more than a 10% equity interest. In addition, certain officers and directors of the Company, representing a non-controlling interest, serve on Grand American's Board of Managers. Standard Grand American sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by Grand American to participants in the events. Sanction fees paid by the Company to Grand American totaled approximately $1.3 million, $1.3 million and $924,000 for the years ended November 30, 2002 , 2003 and 2004, respectively.

In addition, Grand American and the Company share a variety of expenses in the ordinary course of business. Grand American pays rent to the Company for office space in the Company's corporate office complex in Daytona Beach, Florida. These rents are based upon estimated fair market lease rates for comparable facilities. Grand American purchases various program advertising, sponsorship, catering services, hospitality and track and equipment rentals from the Company based on similar prices paid by unrelated, third party purchasers of similar items. The Company pays Grand American for the use of Grand American's trademarks based on similar prices paid by unrelated, third party purchasers of similar items. Grand American's reimbursement for use of the Company's telephone system, mailroom, security, graphic arts, photo and publishing services is based on actual usage or an allocation of total actual usage. The aggregate amount received from Grand American by the Company for shared expenses, net of amounts paid by the Company for shared expenses, totaled approximately $237,000, $205,000 and $226,000 during fiscal 2002, 2003 and 2004, respectively.

The Company strives to ensure, and management believes that, the terms of the Company's transactions with NASCAR and Grand American are no less favorable to the Company than could be obtained in arms-length negotiations. White River Investment Limited Partnership and Western Opportunity Limited Partnership, both members of the France Family Group, were among the selling shareholders in the Company's secondary offering of Class A Common Stock, which closed in May 2003. In connection with that secondary offering all of the selling shareholders had agreed to fully reimburse the Company for all expenses in excess of approximately $75,000, which were associated with the offering. Following the closing of that secondary offering, in accordance with an allocation agreed among all the selling shareholders, and as a result of the reimbursement arrangement, the Company invoiced and White River Investment Limited Partnership and Western Opportunity Limited Partnership reimbursed the Company approximately $295,000 and $85,000, respectively, for expenses incurred by the Company as a result of that secondary offering. In addition, certain members of the France Family Group paid the Company for the utilization of security services, purchase of catering services, event tickets, maintenance services, event planning and certain equipment. In fiscal 2003, the Company purchased a vehicle from a France Family Group member. During fiscal 2004, the Company provided publishing and distribution services for Game Change Marketing, LLC, and tickets to Brand Sense Marketing, which are companies owned by a France Family Group member and leased certain parcels of land from WCF and JCF, LLC, which is owned by France Family Group members. The land parcels are used primarily for parking during the events held at Martinsville Speedway. The amounts paid for these items were based on actual costs incurred, similar prices paid by unrelated third party purchasers of similar items or estimated fair market values. The aggregate amount received by the Company for these items, net of amounts paid, totaled approximately $23,000, $77,000 and $266,000 during fiscal 2002, 2003 and 2004, respectively.

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

Crotty & Bartlett, P.A., a law firm controlled by siblings of W. Garrett Crotty, one of the Company's executive officers, leases office space located in the Company's corporate office complex in Daytona Beach, Florida. The Company engages Crotty & Bartlett for certain legal and consulting services. The aggregate amount paid to Crotty & Bartlett by the Company for legal and consulting services, net of amounts received by the Company for leased office space, totaled approximately $73,000, $96,000 and $119,000 during fiscal 2002, 2003 and 2004, respectively.

J. Hyatt Brown, one of the Company's directors, serves as President and Chief Executive Officer of Brown & Brown, Inc. ("Brown"). Brown has received commissions for serving as the Company's insurance broker for several of the Company's insurance policies, including the Company's property and casualty policy, certain employee benefit programs and the split-dollar arrangements established for the benefit of William C. France, James C. France and their respective spouses. The aggregate commissions received by Brown in connection with the Company's policies were approximately $475,000, $443,000 and $390,000, during fiscal 2002, 2003 and 2004, respectively.

Kinsey, Vincent Pyle, L.C., a law firm which Christy F. Harris, one of the Company's directors, joined in fiscal 2004, provided legal services to the Company during fiscal 2004. The Company paid approximately $301,000 for these services, which were charged to the Company on the same basis as those provided other clients.

Chapman J. Root, II, one of the Company's directors until June 15, 2003 , was a control person and affiliate of the Root Company, Inc., Root Communications Group and various other entities, including the operations of various radio stations which purchase broadcasting rights to certain programs and live events produced by MRN Radio. The price paid by these radio stations for the broadcast rights are established on the same basis as the price paid by other radio stations for similar broadcasts and in similar markets. The amounts paid by these entities to MRN Radio for the broadcast rights were approximately $8,000 during fiscal 2002. There were no amounts paid by these entities to MRN Radio for the broadcast rights during fiscal 2003 prior to the end of Mr. Root's directorship.

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

Pursuant to the merger agreement for the PMI acquisition, the Company originally was obligated to place up to three individuals designated by Penske Performance, Inc., on its board of directors and to include such designees as nominees recommended by the Company's Board of Directors at future elections of directors by shareholders, based upon the amount of Company stock held by Penske Performance, Inc. As the holdings of Penske Performance, Inc. have fallen to less than 2% percent of the aggregate shares of the Company's outstanding Class A and Class B Common Stock, the Company is no longer obligated to include any individuals designated by Penske Performance, Inc. as nominees for the Company's board of directors. Until April 2003 Messrs. Roger S. Penske, Gregory W. Penske and Walter P. Czarnecki were the designees of Penske Performance, Inc. serving on the Company's Board of Directors. Mr. Gregory W. Penske remains on the Company's Board of Directors. Penske Performance, Inc. is wholly-owned by Penske Corporation. Messrs. Roger S. Penske and Czarnecki were also officers and directors of Penske Performance, Inc. and other Penske Corporation affiliates. Mr. Gregory W. Penske is also an officer and director of Penske Performance, Inc. and other Penske Corporation affiliates, as well as the son of Roger S. Penske. Roger S. Penske beneficially owns a majority of the voting stock of and controls Penske Corporation and its affiliates. The Company rented Penske Corporation and its affiliates certain facilities for a driving school and sold hospitality suite occupancy and related services, merchandise and accessories to Penske Corporation, its affiliates and other related companies. In a special promotional arrangement designed to grow demand while maintaining price integrity, the Company sold approximately 8,000 tickets for certain events at discounts greater than those afforded any other ticket purchaser to Penske Automotive Group, one of the largest automobile retailers in Southern California , which effected distribution of those tickets. Also, Penske Truck Leasing rented certain vehicles and sold related supplies and services to the Company. In fiscal 2002, 2003 and 2004, the aggregate amount received from Penske Corporation, its affiliates and other related companies, net of amounts paid by the Company, totaled approximately $1.2 million, $887,000 and $2.4 million, respectively, for the aforementioned goods and services.

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