Form 10-Q
period 2005-02-28
INTERNATIONAL SPEEDWAY CORP
filed 2005-04-06
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2005

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

Class A Common Stock - 29,048,327 shares as of February 28, 2005.
Class B Common Stock - 24,224,360 shares as of February 28, 2005.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets
	November 30, 2004	February 28, 2005
	(Unaudited)
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$160,978	$106,059
Short-term investments	115,000	84,645
Receivables, less allowance of $1,500 in 2004 and 2005	52,798	107,260
Inventories	7,267	9,779
Prepaid expenses and other current assets	5,032	15,050

Total Current Assets	341,075	322,793

Property and Equipment, net of accumulated depreciation of $265,489 and $277,174,
respectively	969,095	1,088,618
Other Assets:
Equity investments	36,489	34,471
Intangible assets, net	148,989	149,580
Goodwill	99,265	99,331
Other	24,597	24,389

	309,340	307,771

Total Assets	$1,619,510	$1,719,182

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$7,505	$505
Accounts payable	28,854	29,324
Deferred income	114,518	163,207
Income taxes payable	25,241	26,178
Other current liabilities	15,078	20,460

Total Current Liabilities	191,196	239,674

Long-Term Debt	369,315	369,242
Deferred Income Taxes	165,617	175,306
Long-Term Deferred Income	11,503	11,428
Other Long-Term Liabilities	141	107
Commitments and Contingencies	-	-
Shareholders' Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized:
28,858,934 and 29,048,327 issued and outstanding at November 30, 2004
and February 28, 2005, respectively	289	291
Class B Common Stock, $.01 par value, 40,000,000 shares authorized:
24,409,903 and 24,224,360 issued and outstanding at November 30, 2004
and February 28, 2005, respectively	244	242
Additional paid-in capital	696,882	697,029
Retained earnings	187,689	228,754
Accumulated other comprehensive loss	(22)	-

	885,082	926,316
Less: unearned compensation-restricted stock	3,344	2,891

Total Shareholders' Equity	881,738	923,425

Total Liabilities and Shareholders' Equity	$1,619,510	$1,719,182

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Three Months Ended
	February 29, 2004	February 28, 2005
	(Unaudited)

	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$44,433	$55,784
Motorsports related	68,489	100,269
Food, beverage and merchandise	16,290	20,949
Other	1,413	2,430

	130,625	179,432
EXPENSES:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	20,788	31,484
Motorsports related	21,218	28,435
Food, beverage and merchandise	9,583	12,632
General and administrative	21,222	23,171
Depreciation and amortization	10,746	11,863

	83,557	107,585

Operating income	47,068	71,847
Interest income	654	970
Interest expense	(5,475)	(3,055)
Equity in net loss from equity investments	(1,681)	(1,531)

Income from continuing operations before income taxes	40,566	68,231
Income taxes	16,116	27,113

Income from continuing operations	24,450	41,118
Income (loss) from discontinued operations, net of income taxes of $1,879 and $(64)	3,343	(53)

Net income	$27,793	$41,065

Basic earnings per share:
Income from continuing operations	$0.46	$0.77
Income (loss) from discontinued operations	0.06	-

Net income	$0.52	$0.77

Diluted earnings per share:
Income from continuing operations	$0.46	$0.77
Income (loss) from discontinued operations	0.06	-

Net income	$0.52	$0.77

Dividends per share	$0.00	$0.00

Basic weighted average shares outstanding	53,065,938	53,101,260

Diluted weighted average shares outstanding	53,162,847	53,223,241

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statement of Shareholders' Equity

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Unearned Compensation- Restricted Stock	Total Shareholders' Equity

	(Unaudited)
	(In Thousands)

Balance at November 30, 2004	$289	$244	$696,882	$187,689	$(22)	$(3,344)	$881,738
Activity 12/1/04 - 2/28/05:
Comprehensive income
Net income	-	-	-	41,065	-	-	41,065
Interest rate swap	-	-	-	-	22	-	22

Total comprehensive income							41,087
Exercise of stock options	-	-	147	-	-	-	147
Conversion of Class B Common Stock
to Class A Common Stock	2	(2)	-	-	-	-	-
Amortization of unearned compensation	-	-	-	-	-	453	453

Balance at February 28, 2005	$291	$242	$697,029	$228,754	$-	$(2,891)	$923,425

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Three Months Ended
	February 29, 2004	February 28, 2005
	(Unaudited)

	(In Thousands)
OPERATING ACTIVITIES
Net income	$27,793	$41,065
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	11,497	11,863
Amortization of unearned compensation	404	453
Amortization of financing costs	(6)	148
Deferred income taxes	9,650	9,689
Undistributed loss from equity investments	1,681	1,531
Other, net	4	13
Changes in operating assets and liabilities:
Receivables, net	(45,837)	(54,399)
Inventories, prepaid expenses and other assets	(9,712)	(12,548)
Accounts payable and other liabilities	11,646	4,695
Deferred income	40,678	48,614
Income taxes payable	7,761	937

Net cash provided by operating activities	55,559	52,061

INVESTING ACTIVITIES
Capital expenditures	(22,177)	(130,211)
Proceeds from asset disposals	5	27
Acquisition of business	-	(764)
Proceeds from affiliate	-	487
Proceeds from short-term investments	-	99,040
Purchases of short-term investments	-	(68,685)
Other, net	(333)	(11)

Net cash used in investing activities	(22,505)	(100,117)

FINANCING ACTIVITIES
Payment of long-term debt	(6,500)	(7,000)
Proceeds from interest rate swap	544	-
Exercise of Class A common stock options	-	147
Other, net	-	(10)

Net cash used in financing activities	(5,956)	(6,863)

Net increase (decrease) in cash and cash equivalents	27,098	(54,919)
Cash and cash equivalents at beginning of period	223,973	160,978

Cash and cash equivalents at end of period	$251,071	$106,059

See accompanying notes.

International Speedway Corporation
Notes to Consolidated Financial Statements
February 28, 2005
(Unaudited)

1. Basis of Presentation

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States but do not include all of the information and disclosures required for complete financial statements. The balance sheet at November 30, 2004, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest annual report on Form 10-K for International Speedway Corporation and its wholly owned subsidiaries (the "Company"). In management's opinion, the statements include all adjustments, which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to conform to the financial presentation at February 28, 2005.

Because of the seasonal concentration of racing events, the results of operations for the three-month periods ended February 29, 2004 and February 28, 2005 are not indicative of the results to be expected for the year.

Cash and Cash Equivalents and Short-Term Investments: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, bank demand deposit accounts and overnight sweep accounts used in the Company's cash management program. All highly liquid investments with stated maturities of three months or less from the date of purchase are classified as cash equivalents.

The Company's short-term investments consist primarily of highly liquid, variable rate instruments which have stated maturities of greater than three months and have been classified as available-for-sale. The Company has determined that its investment securities are available and intended for use in current operations and, accordingly, has classified such investment securities as current assets.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the three-month periods ended February 29 and February 28 (in thousands, except per share amounts):

	Three Months Ended
	February 29, 2004	February 28, 2005

Net income, as reported	$27,793	$41,065
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	245	273
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(285)	(320)

Pro forma net income	$27,753	$41,018

Earnings per share:
Basic - as reported	$0.52	$0.77

Basic - pro forma	$0.52	$0.77

Diluted - as reported	$0.52	$0.77

Diluted - pro forma	$0.52	$0.77

2. New Accounting Pronouncements

In December 2004 the FASB issued revised SFAS No. 123R, "Share-Based Payment." SFAS No. 123R sets accounting requirements for "share-based" compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123R is effective in interim or annual periods beginning after June 15, 2005. The Company will be required to adopt SFAS No. 123R in its fourth quarter of fiscal 2005 and currently discloses the effect on net (loss) income and (loss) earnings per share of the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company's adoption of SFAS 123R is not expected to have a material impact on its financial position or results of operations.

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

In July 2004 the Emerging Issues Task Force reached consensus on Issue No 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock" (EITF Issue No. 02-14). The guidance states that investors that have the ability to exercise significant influence over the operational and financial policies of the investee should apply the equity method of accounting only when it has an investment in common stock and/or an investment that is in-substance common stock. The guidance in EITF Issue No. 02-14 is to be applied to reporting periods beginning after September 15, 2004. The Company's investment in Proximities, Inc. ("Proximities") Series B Preferred Stock, which the Company was accounting for under the equity method at November 30, 2004, is not common stock or in-substance common stock and, therefore, the equity method of accounting was discontinued upon adoption of EITF Issue No. 02-14 on December 1, 2004. In accordance with the guidance, previously recognized equity method losses were not reversed. Effective December 1, 2004, the Company accounted for its investment in Proximities under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities."

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three-month periods ended February 29 and February 28 (in thousands, except share amounts):

	Three Months Ended
	February 29, 2004	February 28, 2005

Basic and diluted numerator:
Income from continuing operations	$24,450	$41,118
Income (loss) from discontinued operations	3,343	(53)

Net income	$27,793	$41,065

Basic earnings per share denominator:
Weighted average shares outstanding	53,065,938	53,101,260

Basic earnings per share:
Income from continuing operations	$0.46	$0.77
Income (loss) from discontinued operations	0.06	-

Net income	$0.52	$0.77

Diluted earnings per share denominator:
Weighted average shares outstanding	53,065,938	53,101,260
Common stock options	7,541	20,760
Contingently issuable shares	89,368	101,221

Diluted weighted average shares
outstanding	53,162,847	53,233,241

Diluted earnings per share:
Income from continuing operations	$0.46	$0.77
Income (loss) from discontinued operations	0.06	-

Net income	$0.52	$0.77

Anti-dilutive shares excluded in the
computation of diluted earnings per share	-	-

4. Discontinued Operations And Impairment of Long-Lived Assets

As required by the settlement agreement in the Ferko/Vaughn litigation ("Settlement Agreement") dated April 8, 2004, the Company's North Carolina Speedway, Inc. subsidiary entered into an Asset Purchase Agreement with Speedway Motorsports, Inc. ("SMI") for the sale of the tangible and intangible assets and operations of North Carolina Speedway ("North Carolina"). Under the terms of the Settlement Agreement, SMI's subsidiary purchased North Carolina's assets and assumed its operations. The sale of North Carolina's assets closed on July 1, 2004.

In May 2004, the Company announced its intention to request realignment of the NASCAR Busch Series and Indy Racing League IndyCar Series events, then conducted at Nazareth Speedway ("Nazareth"), to other motorsports facilities within its portfolio starting in fiscal 2005 and its intention to suspend indefinitely major motorsports event operations at the facility after completion of its fiscal 2004 events. For the 2005 event season, the aforementioned events have been realigned to the Company's Watkins Glen facility. During the fourth quarter of fiscal 2004 the Company decided to pursue the sale of its Nazareth property.

The operations of North Carolina and Nazareth were included in the Motorsports Event segment. In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" the results of operations of North Carolina and Nazareth are presented as discontinued operations in all periods presented. During the three months ended February 29, 2004, revenues recognized by North Carolina and Nazareth totaled approximately $13.5 million and pre-tax income was approximately $5.2 million. During the three months ended February 28, 2005, there were no revenues recognized by Nazareth and its pre-tax loss was approximately $117,000. Nazareth's assets held for sale included in property and equipment, net of accumulated depreciation, totaled approximately $8.3 million at November 30, 2004 and February 28, 2005. Unless indicated otherwise, all disclosures in the notes to the consolidated financial statements relate to continuing operations.

5. Goodwill and Intangible Assets

The gross carrying value, accumulated amortization and net carrying value of the major classes of intangible assets relating to the Motorsports Event segment are as follows (in thousands):

	November 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized intangible assets:
Food, beverage and merchandise contracts	$276	$88	$188

Total amortized intangible assets	276	88	188
Non-amortized intangible assets:
NASCAR sanction agreements	148,000	-	148,000
Water rights	535	-	535
Liquor licenses	266	-	266

Total non-amortized intangible assets	148,801	-	148,801

Total intangible assets	$149,077	$88	$149,989

	February 28, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized intangible assets:
Customer database	$500	$25	$475
Food, beverage and merchandise contracts	276	101	175

Total amortized intangible assets	776	126	650
Non-amortized intangible assets:
NASCAR sanction agreements	148,000	-	148,000
Water rights	535	-	535
Liquor licenses	266	-	266
Trademarks and Tradenames	129	-	129

Total non-amortized intangible assets	148,930	-	148,930

Total intangible assets	$149,706	$126	$149,580

The following table presents current and expected amortization expense of the existing intangible assets as of February 28, 2005 for each of the following periods (in thousands):

Aggregate amortization expense:
For the three months ended February 28, 2005	$38
Estimated amortization expense for the year ending November 30:
2005	155
2006	143
2007	143
2008	143
2009	101

The changes in the carrying value of goodwill are as follows (in thousands):

Balance at November 30, 2004	$99,265
Goodwill acquired	70
Adjustments	(4)

Balance at February 28, 2005	$99,331

Goodwill acquired consists of internet based web-portal operations included in our Motorsports Event segment, acquired in December 2004. Goodwill adjustments relate to certain estimated expenses associated with the July 2004 Martinsville Speedway acquisition.

6. Long-Term Debt

Long-term debt consists of the following (in thousands):

	November 30, 2004	February 28, 2005

4.20% Senior Notes due 2009	$ 151,679	$ 151,584
5.40% Senior Notes due 2014	149,894	149,897
TIF bond debt service funding commitment	68,247	68,266
Term Loan	7,000	-

	376,820	369,747
Less: current portion	7,505	505

	$ 369,315	$ 369,242

On April 23, 2004, the Company completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, the Company completed an offer to exchange these unsecured senior notes for registered senior notes with substantially identical terms ("2004 Senior Notes"). At February 28, 2005, outstanding 2004 Senior Notes totaled approximately $301.5 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 4.2% and are due April 2009 ("4.2% Senior Notes"), and $150.0 million principal amount unsecured senior notes, which bear interest at 5.4% and are due April 2014. The 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at the option of the Company, at any time or from time to time at redemption prices as defined in the indenture. The Company's subsidiaries are guarantors of the 2004 Senior Notes. The 2004 Senior Notes also contain various restrictive covenants. Total gross proceeds from the sale of the 2004 Senior Notes were $300.0 million, net of discounts of approximately $431,000 and approximately $2.6 million of deferred financing fees. The deferred financing fees will be treated as additional interest expense and amortized over the life of the 2004 Senior Notes on a straight line method, which approximates the effective yield method. In March 2004, the Company entered into interest rate swap agreements to effectively lock in the interest rate on approximately $150.0 million of the 4.2% Senior Notes. The Company terminated these interest rate swap agreements on April 23, 2004 and received approximately $2.2 million, which is being amortized over the life of the 4.2% Senior Notes.

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

In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas ("Unified Government"), issued approximately $71.3 million in taxable special obligation revenue ("TIF") bonds in connection with the financing of construction of Kansas Speedway. At February 28, 2005, outstanding TIF bonds totaled approximately $68.3 million, net of the unamortized discount, which is comprised of a $19.8 million principal amount, 6.15% term bond due December 1, 2017 and $49.7 million principal amount, 6.75% term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes ("Funding Commitment") by the Company's wholly-owned subsidiary, Kansas Speedway Corporation ("KSC"). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation. The bond financing documents contain various restrictive covenants.

The Company has a $300.0 million revolving credit facility ("Credit Facility"), which is scheduled to mature in September 2008 and accrues interest at LIBOR plus 62.5 - 150 basis points, based on the Company's highest debt rating as determined by specified rating agencies. At February 28, 2005, the Company did not have any borrowings outstanding under the Credit Facility. The Credit Facility contains various restrictive covenants.

The Company's wholly-owned subsidiary, Homestead-Miami Speedway ("Miami"), had a $7.0 million term loan ("Term Loan"), which was guaranteed by the Company and had the same restrictive covenants as the Credit Facility. The final payment under the Term Loan was paid on December 31, 2004. The Company's Miami subsidiary had an interest rate swap agreement that effectively fixed the floating rate on the outstanding balance under the Term Loan at 5.6% plus 50 -100 basis points, based on certain consolidated financial criteria of the Company. This interest rate swap expired on December 31, 2004.

Total interest incurred by the Company was approximately $5.5 million and $3.1 million for the three months ended February 29, 2004 and February 28, 2005, respectively. Total interest capitalized for the three months ended February 29, 2004 and February 28, 2005, was approximately $279,000 and $2.1 million, respectively.

Financing costs of approximately $7.8 million and $7.6 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2004 and February 28, 2005, respectively. These costs are being amortized on a straight line method, which approximates the effective yield method, over the life of the related financing.

7. Related Party Disclosures and Transactions

All of the racing events that take place during the Company's fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association ("AHRMA"), the American Motorcyclist Association ("AMA"), the Automobile Racing Club of America ("ARCA"), the Clear Channel-Championship Cup Series ("CCS"), the Federation Internationale de l'Automobile ("FIA"), the Federation Internationale Motocycliste ("FIM"), the Grand American Road Racing Association ("Grand American"), Historic Sportscar Racing ("HSR"), the International Race of Champions ("IROC"), IPOWERacing, the Indy Racing League ("IRL"), the National Association for Stock Car Auto Racing, Inc. ("NASCAR"), the National Hot Rod Association (" NHRA"), the Sports Car Club of America ("SCCA"), the Sportscar Vintage Racing Association ("SVRA"), the United States Auto Club ("USAC") and the World Karting Association ("WKA"). NASCAR, which sanctions some of the Company's principal racing events, is a member of the France Family Group which controls in excess of 60% of the combined voting power of the outstanding stock of the Company, and some members of which serve as directors and officers of the Company. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR from continuing operations for disbursement to competitors, which are exclusive of NASCAR sanction fees, totaled approximately $18.9 million and $28.3 million for the three months ended February 29, 2004 and February 28, 2005, respectively. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors for events at North Carolina included in discontinued operations totaled approximately $4.6 million for the three months ended February 29, 2004. There were no prize and point fund monies paid by the Company to NASCAR related to the discontinued operations for the three months ended February 28, 2005.

NASCAR contracts directly with certain network providers for television rights to the entire NASCAR NEXTEL Cup and NASCAR Busch series schedules. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR NEXTEL Cup and NASCAR Busch series event. Under the terms of this arrangement, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR NEXTEL Cup or NASCAR Busch series event as a component of its sanction fees and remits the remaining 90% to the event promoter. The event promoter pays 25% of the gross broadcast rights fees allocated to the event as part of the previously discussed prize money paid to NASCAR for disbursement to competitors. The Company's television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR NEXTEL Cup and NASCAR Busch series events conducted at its wholly-owned facilities were $39.8 million and $59.5 million for the three months ended February 29, 2004 and February 28, 2005, respectively. Television broadcast and ancillary rights fees received from NASCAR for the NASCAR NEXTEL Cup and NASCAR Busch series events conducted at North Carolina and included in discontinued operations totaled approximately $8.8 million for the three months ended February 29, 2004. There were no amounts received related to the discontinued operations for the three months ended February 28, 2005.

8. Commitments and Contingencies

In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds ("2002 STAR Bonds") totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway's boundaries and are not the Company's obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At February 28, 2005, the Unified Government had $5.1 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC's guarantee of the 2002 STAR Bonds.

The Company is a member of Motorsports Alliance, LLC ("Motorsports Alliance") (owned 50% by the Company and 50% by Indianapolis Motor Speedway LLC), which owns 75% of Raceway Associates, LLC ("Raceway Associates"). Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway. Raceway Associates has a term loan arrangement, which requires quarterly principal and interest payments and matures November 15, 2012, and a $15 million secured revolving credit facility, which matures September 15, 2005. At February 28, 2005, Raceway Associates had approximately $36.8 million outstanding under its term loan and no borrowings outstanding under its credit facility. Under a keepwell agreement, the members of Motorsports Alliance have agreed to provide financial assistance to Raceway Associates, if necessary, on a pro rata basis to support its performance under its term loan and credit facility.

In December 2004, the Company, through its majority-owned subsidiary, 380 Development, LLC ("380 Development"), purchased a total of 677 acres of land in the New York City borough of Staten Island that could potentially be utilized for the development of a major motorsports entertainment and retail development project. The minority member of 380 Development is a subsidiary of Related Retail Corporation ("Related"), a retail development specialist whose developments include the Time Warner Center in Manhattan and the Gateway Retail Center in Brooklyn. There are operating and development agreements between the Company and Related which will govern the development and operation of the planned project and impose reciprocal obligations on the parties with respect to the project. Related issued a limited recourse promissory note ("Promissory Note") payable to the Company for its approximately 12.4% ownership of 380 Development and its proportionate share of the agreed project development expenses until such time as the status of the project approval is ultimately determined. The Promissory Note is secured by Related's ownership in 380 Development.

In connection with the Company's automobile and workers' compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling $2.7 million at February 28, 2005. The letters of credit expire on December 15, 2005 and are automatically renewed on an annual basis. At February 28, 2005, there were no amounts drawn on the standby letters of credit.

The Internal Revenue Service (the "Service") is currently performing a periodic examination of the Company's federal income tax returns for the years ended November 30, 1999 through 2003 and is challenging the tax depreciation treatment for a significant portion of its motorsports entertainment facility assets. In accordance with SFAS No. 109 "Accounting for Income Taxes" the Company has accrued a deferred tax liability based on the differences between its financial reporting and tax bases of such assets. The Company believes that its application of the federal income tax regulations in question, which have been applied consistently since being adopted in 1986 and have been subjected to previous Service audits, is appropriate, and intends to vigorously defend the merits of its position, if necessary. While an adverse resolution of these matters could result in a material negative impact on cash flow, the Company believes that it has provided adequate reserves in its consolidated financial statements as of February 28, 2005, and, as a result, does not expect that such an outcome would have a material adverse impact on results of operations. The Company believes that its existing cash, cash equivalents and short-term investments, combined with the cash provided by current operations and available borrowings under its Credit Facility will be sufficient to fund its: (i) operations and approved capital projects at existing facilities for the foreseeable future; (ii) payments required in connection with the funding of the Unified Government's debt service requirements related to the TIF bonds; (iii) payments related to its existing debt service commitments; (iv) any potential payments associated with its keepwell agreements; and (v) any adjustment that may ultimately occur as a result of the examination by the Service.

The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation will have a material adverse effect on the Company's financial condition or results of operations.

9. Segment Reporting

The following tables provide segment reporting of the the Company for the three-month periods ended February 29, 2004 and February 28, 2005 (in thousands):

	Three Months Ended February 29, 2004

	Motorsports Event	All Other	Total

Revenues	$ 123,763	$ 10,197	$ 133,960
Depreciation and amortization	9,388	1,358	10,746
Operating income	44,154	2,914	47,068
Capital expenditures	10,315	11,862	22,177
Total assets	1,196,141	199,239	1,395,380
Equity investments	32,024	-	32,024

	Three Months Ended February 28, 2005

	Motorsports Event	All Other	Total

Revenues	$ 171,396	$ 10,347	$ 181,743
Depreciation and amortization	10,292	1,571	11,863
Operating income	69,582	2,265	71,847
Capital expenditures	124,331	5,880	130,211
Total assets	1,548,551	170,631	1,719,182
Equity investments	34,471	-	34,471

Intersegment revenues were approximately $3.3 million and $2.3 million for the three months ended February 29, 2004 and February 28, 2005, respectively.

10. Condensed Consolidating Financial Statements

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

Included in the tables below, are condensed consolidating balance sheets as of November 30, 2004 and February 28, 2005, and the condensed consolidating statements of operations for the three-month periods ended February 29, 2004 and February 28, 2005, and the condensed consolidating statements of cash flows for the three-month periods ended February 29, 2004 and February 28, 2005, of: (a) the Parent; (b) the guarantor subsidiaries; (c) elimination entries necessary to consolidate Parent with guarantor subsidiaries; and (d) the Company on a consolidated basis (in thousands).

	Condensed Consolidating Balance Sheet at November 30, 2004

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Current assets	$ 11,615	$ 341,898	$ (12,438)	$ 341,075
Property and equipment, net	179,537	789,558	-	969,095
Advances to and investments in subsidiaries	1,461,951	374,952	(1,836,903)	-
Other assets	16,380	292,960	-	309,340

Total Assets	$ 1,669,483	$ 1,799,368	$ (1,849,341)	$ 1,619,510

Current liabilities	$ 44,963	$ 145,499	$ 734	$ 191,196
Long-term debt	676,525	135,042	(442,252)	369,315
Deferred income taxes	48,617	117,000	-	165,617
Other liabilities	32	11,612	-	11,644
Total shareholders' equity	899,346	1,390,215	(1,407,823)	881,738

Total Liabilities and Shareholders' Equity	$ 1,669,483	$ 1,799,368	$ (1,849,341)	$ 1,619,510

	Condensed Consolidating Balance Sheet at February 28, 2005

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Current assets	$ 38,560	$ 322,736	$ (38,503)	$ 322,793
Property and equipment, net	182,856	905,762	-	1,088,618
Advances to and investments in subsidiaries	1,645,833	586,838	(2,232,671)	-
Other assets	16,593	291,178	-	307,771

Total Assets	$ 1,883,842	$ 2,106,514	$ (2,271,174)	$ 1,719,182

Current liabilities	$ 55,865	$ 173,964	$ 9,845	$ 239,674
Long-term debt	888,319	184,343	(703,420)	369,242
Deferred income taxes	57,502	117,804	-	175,306
Other liabilities	29	11,506	-	11,535
Total shareholders' equity	882,127	1,618,897	(1,577,599)	923,425

Total Liabilities and Shareholders' Equity	$ 1,883,842	$ 2,106,514	$(2,271,174)	$1,719,182

	Condensed Consolidating Statement of Operations For The Three Months Ended February 29, 2004

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 547	$ 171,122	$ (41,044)	$ 130,625
Total expenses	8,103	116,498	(41,044)	83,557
Operating (loss) income	(7,556)	54,624	-	47,068
Interest and other income (expense), net	1,746	202	(8,450)	(6,502)
(Loss) income from continuing operations	(16,150)	49,050	(8,450)	24,450
Net (loss) income	(16,150)	52,393	(8,450)	27,793

	Condensed Consolidating Statement of Operations For The Three Months Ended February 28, 2005

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 568	$ 224,481	$ (45,617)	$ 179,432
Total expenses	8,159	145,043	(45,617)	107,585
Operating (loss) income	(7,591)	79,438	-	71,847
Interest and other income (expense), net	6,670	834	(11,120)	(3,616)
(Loss) income from continuing operations	(17,818)	70,056	(11,120)	41,118
Net (loss) income	(17,818)	70,003	(11,120)	41,065

	Condensed Consolidating Statement of Cash Flows For The Three Months Ended February 29, 2004

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$ 6,515	$ 57,836	$ (8,792)	$ 55,559
Net cash used in investing activities	(6,605)	(24,692)	8,792	(22,505)
Net cash provided by (used in) financing activities	544	(6,500)	-	(5,956)

	Condensed Consolidating Statement of Cash Flows For The Three Months Ended February 28, 2005

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$ (22,297)	$ 50,302	$ 24,056	$ 52,061
Net cash provided by (used in) investing activities	23,913	(99,974)	(24,056)	(100,117)
Net cash provided by (used in) financing activities	137	(7,000)	-	(6,863)

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

Derivative Instruments. From time to time, we utilize derivative instruments in the form of interest rate swaps to assist in managing our interest rate risk. We do not enter into any interest rate swap derivative instruments for trading purposes. All of our interest rate swap derivative instruments qualify, or have qualified, for the use of the "short-cut" method of accounting to assess hedge effectiveness in accordance with SFAS No. 133, as amended, and are recognized in our consolidated balance sheet at their fair value. Our investment in Proximities, Inc. Series B Preferred Stock includes an option to convert said stock into common stock. This conversion feature represents an embedded derivative which is carried at its estimated fair value with the change in fair value being recognized in earnings in accordance with SFAS No. 133, as amended.

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

Future Trends in Operating Results

Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction events at our facilities, particularly with NASCAR, whose sanctioned events at our wholly-owned facilities accounted for approximately 84.9% of our revenues in fiscal 2004. In January 2003, NASCAR announced it would entertain and discuss proposals from track operators regarding potential realignment of NASCAR NEXTEL Cup Series dates to more geographically diverse and potentially more desirable markets where there may be greater demand, resulting in an opportunity for increased revenues to the track operators. In June 2003, we announced that NASCAR approved our proposal for realignment of NASCAR NEXTEL Cup Series events among certain of our facilities for the 2004 season. In May 2004 we received NASCAR's approval for the realignment of additional NASCAR NEXTEL Cup events in our portfolio beginning in fiscal 2005. The net results of the 2005 realignments is the addition of a second NEXTEL Cup weekend for Phoenix International Raceway ("Phoenix") beginning in 2005 and the reduction of Darlington Raceway's event schedule by one NEXTEL Cup weekend. We believe that the 2005 realignments will provide us additional net positive revenue and earnings as well as further enhance the sport's exposure in highly desirable markets, which we believe benefits the sport's fans, teams, sponsors and television broadcast partners as well as promoters. NASCAR has indicated that it is open to discussion regarding additional date realignments. We believe we are well positioned to capitalize on these future opportunities.

Fiscal 2001 was our first year under NASCAR's multi-year consolidated television broadcast rights agreements with NBC Sports, Turner Sports, FOX and FX. These agreements cover the domestic broadcast of NASCAR's NEXTEL Cup and Busch series racing seasons from 2001 through 2006. NASCAR has previously announced that over the term of the current contracts for domestic television rights the annual increase in the fees for those rights will range between 15% and 21% from 2001 through 2006. The expected industry increase for fiscal 2005 is 18%. As media rights revenues increase so do the variable costs tied to the percentage of broadcast rights fees required to be paid to competitors as part of NASCAR NEXTEL Cup and NASCAR Busch series sanction agreements. Television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR NEXTEL Cup and NASCAR Busch series events conducted at our wholly-owned facilities during the three months ended February 28, 2005 were approximately $59.5 million as compared to approximately $39.8 million during the same period of the prior year.

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

An important component of our operating strategy has been our long-standing practice of focusing closely on supply and demand regarding additional capacity at our facilities. We continually evaluate the demand for our most popular racing events in order to add capacity that we believe will provide an acceptable rate of return on invested capital. Through prudent expansion, we attempt to keep demand at a higher level than supply, which stimulates ticket renewals and advance sales. Advance ticket sales result in earlier cash flow and reduce the potential negative impact of actual and forecasted inclement weather on ticket sales. While we will join with sponsors and offer promotions to generate additional ticket sales, we avoid rewarding last-minute ticket buyers by discounting tickets. We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth than to capture short-term incremental revenue. We recognize that a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment and other lifestyle and business conditions, can negatively impact attendance at our events. Accordingly, we instituted only modest increases in our weighted average ticket prices for fiscal 2005. To date we have limited the expansion of capacity at our facilities in fiscal 2005 to approximately 1,600 additional seats at Kansas Speedway ("Kansas") and 900 club seats along with six incremental suites at Michigan International Speedway ("Michigan"). We will continue to evaluate expansion opportunities, as well as the pricing and packaging of our tickets and other products, on an ongoing basis. Over the long term, we plan to continue to expand capacity at our speedways.

Since we compete with newer entertainment venues for patrons and sponsors, we will continue to evaluate opportunities to enhance our facilities, thereby producing additional revenue generating opportunities for us and improving the experience for our guests. One major example of these efforts is the infield renovation at Daytona International Speedway ("Daytona") that was completed for the start of the 2005 racing season. The new infield boasts numerous fan amenities and unique revenue generating opportunities, including garage walk-through areas, additional merchandise and concessions vending areas, waterfront luxury recreational vehicle parking areas and other special amenities such as the infield's signature structure, the Daytona 500 Club. Overlooking Gatorade Victory Lane, the Daytona 500 Club provides an unparalleled hospitality and entertainment experience, including banquet and bar facilities with full service, world-class cuisine, NEXTEL FANZONE and pre-race access and a reserved seat in Gatorade Victory Lane with a post-race party. Finally, a key component of the infield renovation was the construction of a large tunnel in turn one to accommodate team haulers and guest recreational vehicles and to better facilitate traffic flow in and out of the infield. Daytona's garage area and infield was one of the oldest on the race circuit. The new modernized infield area is befitting of the premier status of the Daytona 500, and helps teams prepare for competition while allowing more fans to experience the pre-race excitement first-hand. Importantly, the fan and guest response to our renovation efforts at Daytona has been overwhelmingly positive and have resulted in incremental direct and, we believe, indirect revenue generation. Another significant example of our efforts to enhance the fan experience includes the renovation of Michigan's front stretch, including new ticket gates, new vendor and display areas, and several new concession stands, as well as the aforementioned addition of 900 new club seats and six incremental luxury suites.

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

Because of the seasonal concentration of racing events, the results of operations for the three-month periods ended February 29, 2004 and February 28, 2005 are not indicative of the results to be expected for the year.

Comparison of the Results for the Three Months Ended February 28, 2005 to the Results for the Three Months Ended February 29, 2004.

The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended
	February 29,	February 28,
	2004	2005
	(Unaudited)

Revenues:
Admissions, net	34.0%	31.1%
Motorsports related	52.4	55.9
Food, beverage and merchandise	12.5	11.7
Other	1.1	1.3

Total revenues	100.0	100.0
Expenses:
Direct expenses:
Prize and point fund monies and NASCAR
sanction fees	15.9	17.6
Motorsports related	16.2	15.9
Food, beverage and merchandise	7.4	7.0
General and administrative	16.3	12.9
Depreciation and amortization	8.2	6.6

Total expenses	64.0	60.0

Operating income	36.0	40.0
Interest income	0.6	0.5
Interest expense	(4.2)	(1.7)
Equity in net loss from equity investments	(1.3)	(0.8)

Income from continuing operations before income taxes	31.1	38.0
Income taxes	12.4	15.1

Income from continuing operations	18.7	22.9
Net income (loss) from discontinued operations	2.6	-

Net income	21.3%	22.9%

The comparison of the three months ended February 28, 2005 to the same period of the prior year is impacted by the following factors:

  As part of the fiscal 2005 event date realignments, The California Speedway ("California") hosted a triple header NASCAR weekend including a NASCAR NEXTEL Cup, Busch and Craftsman Truck series event during our first fiscal quarter. In the prior year, California hosted the corresponding NASCAR NEXTEL Cup and Busch series events in the second fiscal quarter and the NASCAR Craftsman Truck Series event in the fourth fiscal quarter;
  Speedweeks at Daytona was highlighted by the debut of the facility's renovated infield featuring the new Daytona 500 Club, the new Gatorade Victory Lane and numerous fan friendly amenities in the NEXTEL FANZONE, which features various forms of entertainment, live national television and radio broadcasts, opportunities for fans to view garage and inspection areas first hand and specialty cuisine at the upscale "Bistro"; and
  The Indy Racing League ("IRL") event hosted at Homestead-Miami Speedway ("Miami") in the first fiscal quarter of 2004 was held in the second fiscal quarter of 2005.

Admissions revenue increased approximately $11.4 million, or 25.5%, during the three months ended February 28, 2005, as compared to the same period of the prior year. The increase is primarily due to the previously discussed realignment of events at California and to increased attendance for the NASCAR events conducted during Speedweeks at Daytona supporting our sold out Daytona 500. These increases were partially offset by the previously discussed timing of the IRL event at Miami.

Motorsports related income increased approximately $31.8 million, or 46.4%, during the three months ended February 28, 2005, as compared to the same period of the prior year. Over one-half of the increase was attributable to the previously discussed realignment of events at California. Increased television broadcast rights fees, sponsorship, hospitality, NEXTEL FANZONE passes, parking and other service revenues for Speedweeks at Daytona also significantly contributed to the increase, with many of these increases being driven directly or indirectly by the previously discussed infield renovations. These increases were partially offset by the previously discussed timing of the IRL event at Miami.

Food, beverage and merchandise income increased approximately $4.7 million, or 28.6%, during the three months ended February 28, 2005, as compared to the same period of the prior year. Over three-quarters of the increase was attributable to the previously discussed realignment of events at California. Higher revenues resulting from increased attendance and hospitality units and additional points of sale in the newly renovated infield for events during Speedweeks at Daytona also contributed to the increase. These increases were partially offset by our Americrown subsidiary's merchandising, concession and catering revenues from the NASCAR weekend hosted in the first fiscal quarter of 2004 at North Carolina Speedway ("North Carolina"), a facility which we sold in July 2004 and whose operations are recorded as discontinued operations in all periods presented, as well as the previously discussed timing of the IRL event at Miami.

Other income increased approximately $1.0 million, or 72.0%, during the three months ended February 28, 2005, as compared to the same period of the prior year. The increase was primarily attributable to agricultural operations and non-motorsports related rentals.

Prize and point fund monies and NASCAR sanction fees increased approximately $10.7 million, or 51.5%, during the three months ended February 28, 2005, as compared to the same period of the prior year. Over three-quarters of the increase was attributable to the previously discussed realignment of events at California. The remaining increase was primarily attributable to the increased television broadcast rights fees for the NASCAR NEXTEL Cup and Busch series events at Daytona as standard NASCAR sanctioning agreements require that a specified percentage of television broadcast rights fees be paid to competitors.

Motorsports related expenses increased approximately $7.2 million, or 34.0%, during the three months ended February 28, 2005, as compared to the same period of the prior year. Over three-quarters of the increase was attributable to event related expenses associated with the previously discussed realignment of events at California and to Speedweeks at Daytona, which included operating expenses associated with the previously discussed infield renovation. Certain consumer and corporate marketing sales initiatives and expenses related to Martinsville Speedway ("Martinsville"), which was purchased in July 2004, also contributed to the increase. These increases are partially offset by the previously discussed timing of the IRL event at Miami. Motorsports related expenses as a percentage of combined admissions and motorsports related income decreased from approximately 18.8% in the first fiscal quarter of 2004 to approximately 18.2% in first fiscal quarter of 2005, primarily due to the timing of the IRL event at Miami, which included non-NASCAR event sanction costs, the increase in television broadcast rights fees and the realignment of events at California. These positive margin factors were partially offset by the previously noted expense increases.

Food, beverage and merchandise expense increased approximately $3.0 million, or 31.8%, during the three months ended February 28, 2005 as compared to the same period of the prior year. The increase was primarily attributable to the previously discussed realignment of events at California and variable and other event costs associated with increased sales during the Speedweeks events at Daytona. These increases were partially offset by our Americrown subsidiary's variable and other event costs for the NASCAR weekend hosted in the first fiscal quarter of 2004 at North Carolina, as well as the previously discussed timing of the IRL event at Miami. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise income increased from approximately 58.8% in the first fiscal quarter of 2004 to approximately 60.3% in the first fiscal quarter of 2005. Factors contributing to the margin decrease include costs of an expanded merchandising strategy implemented in late-fiscal 2004, which included certain personnel related costs, inventory management programs, enhancements of the fan shopping experience and improvements in point of sale systems, as well as lower margin upscale catering cuisine offered in the new NEXTEL FANZONE and Daytona 500 Club. The North Carolina NASCAR and Miami IRL events included in the fiscal 2004 period also contributed to the decrease. These decreases were partially offset by the realignment of the California events to the first quarter in fiscal 2005.

General and administrative expenses increased approximately $1.9 million, or 9.2%, during the three months ended February 28, 2005 as compared to the same period of the prior year. The increase is primarily related to a net increase in certain costs related to the growth of our core business, hurricane repair costs associated with storms in late fiscal 2004 and general and administrative expenses associated with Martinsville Speedway, which was purchased in July 2004. These increases were partially offset by a decrease in legal fees and strategic development expenses. General and administrative expenses as a percentage of total revenues decreased from approximately 16.3% in the first fiscal quarter of 2004 to approximately 12.9% in the first fiscal quarter of 2005. The decrease is primarily due to increased revenues associated with the realignment of events at California, television broadcast rights fees and other Speedweeks revenues as well as the decrease in legal and strategic development expenses in the fiscal 2005 period, partially offset by the previously noted net increases in other general and administrative expenses.

Depreciation and amortization expense increased approximately $1.1 million, or 10.4%, during the three months ended February 28, 2005, as compared to the same period of the prior year. The increase was primarily attributable to the acquisition of Martinsville, the Daytona infield reconfiguration project as well as other ongoing capital spending.

Interest income increased by approximately $316,000, or 48.3%, during the three months ended February 28, 2005, as compared to the same period of the prior year. This increase was primarily due to higher yield on short-term investments in the current period.

Interest expense decreased approximately $2.4 million, or 44.2%, during the three months ended February 28, 2005, as compared to the same period of the prior year. On April 23, 2004, we closed on a private placement of $150 million 4.20 percent senior notes due 2009, and $150 million 5.40 percent senior notes due 2014 (collectively the "2004 Senior Notes"). We used a substantial majority of the net proceeds from the transaction to redeem our then existing $225 million 7.875 percent senior notes issued in October 1999 and due October 15, 2004 ("1999 Senior Notes"). The decrease in interest expense is primarily due to the lower interest rates on the 2004 Senior Notes outstanding during the current period as compared to the interest rates on the 1999 Senior Notes outstanding during the same period of the prior year. An increase in capitalized interest also contributed to the overall decrease in interest expense.

Equity in net loss from equity investments represents our pro rata share of the current loss from our 37.5% equity investment in Raceway Associates, LLC ("Raceway Associates"). Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway. Because of the seasonal concentration of racing events, the results of operations for the three-month periods ended February 28, 2005 and February 29, 2004 are not indicative of the results to be expected for the year.

Our effective income tax rate remained relatively consistent during the three months ended February 28, 2005 as compared to the same period of the prior year.

As a result of the foregoing, our income from continuing operations increased from approximately $24.5 million to approximately $41.1 million, or 68.2%, during the three months ended February 28, 2005, as compared to the same period of the prior year.

The operations of North Carolina and Nazareth Speedway are presented as discontinued operations, net of tax, for all periods presented in accordance with SFAS No. 144.

As a result of the foregoing, our net income increased from approximately $27.8 million to approximately $41.1 million, or 47.8%, during the three months ended February 28, 2005 as compared to the same period of the prior year.

Liquidity and Capital Resources

General

We have historically generated sufficient cash flow from operations to fund our working capital needs and capital expenditures at existing facilities, as well as to pay an annual cash dividend. In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance of long-term debt, borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects. At February 28, 2005, we had cash, cash equivalents and short-term investments totaling approximately $190.7 million, $300.0 million principal amount of senior notes outstanding and a debt service funding commitment of approximately $69.5 million principal amount related to the taxable special obligation revenue ("TIF") bonds issued by the Unified Government of Wyandotte County/Kansas City, Kansas ("Unified Government"). We had working capital of approximately $83.1 million and $149.9 million at February 28, 2005 and November 30, 2004, respectively.

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

Cash Flows

Net cash provided by operating activities was approximately $52.1 million for the three months ended February 28, 2005, compared to approximately $55.6 million for the three months ended February 29, 2004. The difference between our net income of approximately $41.1 million and the approximately $52.1 million of operating cash flow was primarily attributable to:

  an increase in deferred income of approximately $48.6 million;
  depreciation and amortization of approximately $11.9 million;
  deferred income taxes of approximately $9.7 million; and
  an increase in accounts payable and other liabilities of approximately $4.7 million;

These differences were partially offset by an approximately $54.4 million increase in receivables and an increase in inventories, prepaid expenses and other assets of approximately $12.5 million.

Net cash used in investing activities was approximately $100.1 million for the three months ended February 28, 2005, compared to approximately $22.5 million for the three months ended February 29, 2004. Our use of cash for investing activities reflects approximately $130.2 million in capital expenditures and approximately $68.7 million for the purchase of short-term investments. This use of cash is partially offset by approximately $99.0 million in proceeds from the sale of short-term investments.

Net cash used in financing activities was approximately $6.9 million for the three months ended February 28, 2005, compared to approximately $6.0 million for the three months ended February 29, 2004. Our use of cash for financing activities reflects approximately $7.0 million for the payment of long-term debt.

Capital Expenditures

Capital expenditures totaled approximately $130.2 million for the three months ended February 28, 2005, compared to approximately $22.2 million for the three months ended February 29, 2004. Approximately $109.8 million of the capital expenditures during the three months ended February 28, 2005 were related to the purchase of land parcels in the New York City Borough of Staten Island for a potential major speedway development and other costs related to due diligence and feasibility studies for this project (see "Future Liquidity"). The remaining capital expenditures were primarily related to the completion of our multi-faceted infield renovation project at Daytona, the purchase of equipment and other assets associated with our food, beverage and merchandising operations, acquisition of land and land improvements for expansion of parking, camping capacity and other uses, a track lighting project at Phoenix, improvements at Michigan including club seating and suite additions and a variety of other improvements and renovations to our facilities.

Based on capital projects currently approved for our existing facilities, we plan to make capital expenditures totaling approximately $91.5 million subsequent to February 28, 2005, which are expected to be completed within the next 24 months. This includes the acquisition of land and land improvements at various facilities for expansion of parking, camping capacity and other uses, completion of the previously discussed renovations and improvements at Michigan including the club seating and suite additions, the installation and/or completion of track lighting projects at Miami, Phoenix and Darlington, the purchase of equipment and other assets associated with our food, beverage and merchandising operations, increased grandstand seating capacity at Kansas, and a variety of other improvements and renovations to our facilities.

As a result of these currently approved projects and estimated additional approvals in fiscal 2005, we expect our total fiscal 2005 capital expenditures at our existing facilities will be approximately $100 million.

We review the capital expenditure program periodically and modify it as required to meet current business needs.

Future Liquidity

On April 23, 2004, we completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, we completed an offer to exchange the 2004 Senior Notes for registered senior notes with substantially identical terms. At February 28, 2005, outstanding 2004 Senior Notes totaled approximately $301.5 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 4.2% and are due April 2009, and $150.0 million principal amount unsecured senior notes, which bear interest at 5.4% and are due April 2014. The 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Our subsidiaries are guarantors of the 2004 Senior Notes.

In January 1999, the Unified Government issued approximately $71.3 million in TIF bonds in connection with the financing of construction of Kansas Speedway. At February 28, 2005 outstanding TIF bonds totaled approximately $68.3 million, net of the unamortized discount, which is comprised of a $19.8 million principal amount, 6.15% term bond due December 1, 2017 and a $49.7 million principal amount, 6.75% term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes ("Funding Commitment") by our wholly-owned subsidiary, Kansas Speedway Corporation. Principal (mandatory redemption) payments per the Funding Commitment are payable by Kansas Speedway Corporation on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. Kansas Speedway Corporation granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.

In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds ("2002 STAR Bonds") totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway's boundaries and are not our obligation. Kansas Speedway Corporation has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At February 28, 2005, the Unified Government had $5.1 million in 2002 STAR Bonds outstanding. Under a keepwell agreement, we have agreed to provide financial assistance to Kansas Speedway Corporation, if necessary, to support its guarantee of the 2002 STAR Bonds.

Our $300.0 million Credit Facility is scheduled to mature in September 2008, and accrues interest at LIBOR plus 62.5 - 150 basis points, based on our highest debt rating as determined by specified rating agencies. At February 28, 2005, we did not have any borrowings outstanding under the Credit Facility.

We are a member of Motorsports Alliance, LLC ("Motorsports Alliance") (owned 50% by us and 50% by Indianapolis Motor Speedway LLC), which owns 75% of Raceway Associates. Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway. Raceway Associates has a term loan arrangement, which requires quarterly principal and interest payments and matures November 15, 2012, and a $15 million secured revolving credit facility, which matures September 15, 2005. At February 28, 2005, Raceway Associates had approximately $36.8 million outstanding under its term loan and no borrowings outstanding under its credit facility. Under a keepwell agreement, the members of Motorsports Alliance have agreed to provide financial assistance to Raceway Associates, if necessary, on a pro rata basis to support performance under its term loan and credit facility.

At February 28, 2005, we had contractual cash obligations to repay debt and to make payments under operating agreements, leases and commercial commitments in the form of guarantees and unused lines of credit.

Payments due under these long-term obligations are as follows as of February 28, 2005 (in thousands):

		Obligations Due by Period

	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years

Long-term debt	$ 369,495	$ 505	$ 1,405	$ 151,990	$ 215,595
Track facility operating agreement	10,175	2,933	3,359	1,047	2,836
Other operating leases	41,985	2,220	4,440	4,440	30,885

Total Contractual Cash Obligations	$ 421,655	$ 5,658	$ 9,204	$ 157,477	$ 249,316

Commercial commitment expirations are as follows as of February 28, 2005 (in thousands):

		Commitment Expiration by Period

	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years

Guarantees	$ 5,075	$ 805	$ 1,050	$ 630	$ 2,590
Keepwell agreements	18,400	2,400	4,800	4,800	6,400
Unused credit facilities	302,673	2,673	-	300,000	-

Total Commercial Commitments	$ 326,148	$ 5,878	$ 5,850	$ 305,430	$ 8,990

During fiscal 1999, we announced our intention to search for a site for a major motorsports entertainment facility in the New York metropolitan area. Our efforts included the evaluation of many different locations. Ultimately we identified a combination of land parcels in the New York City borough of Staten Island aggregating approximately 667 acres that could potentially be utilized for the development of a major motorsports entertainment and retail development project. In the aggregate these parcels represent the largest block of undeveloped land in the five boroughs of New York City. Recently our majority-owned subsidiary, 380 Development, LLC ("380 Development"), purchased the total 677 acres for approximately $110.4 million. The minority member of 380 Development is a subsidiary of Related Retail Corporation ("Related"), a retail development specialist whose developments include the Time Warner Center in Manhattan and the Gateway Retail Center in Brooklyn. There are operating and development agreements between us and Related which will govern the development and operation of the planned project and impose mutual and reciprocal obligations on the parties with respect to the project. In addition, Related's approximately 12.4% membership interest in 380 Development is pledged to secure a note to us for Related's proportionate share of the agreed project development expenses until such time as the status of project approval is ultimately determined. The proposed project is expected to consist of a three-quarter-mile, high-banked motorsports facility with approximately 80,000 grandstand seats and 64 luxury suites, complemented by a 50-acre retail center featuring nationally known stores offering year-round shopping opportunities. We currently expect the speedway portion of the development will cost between $550 and $600 million, including the aforementioned land purchases, and could open in late 2009 or 2010. While we believe a facility in New York provides significant long-term strategic value for us, these property acquisitions are only small steps in a long and complex process. In addition to working closely with the appropriate governmental agencies responsible for approval and permitting, we are conducting a detailed feasibility study to further analyze construction costs, determine the level of public incentives, and review environmental impacts including traffic, noise, air quality and remediation required, if any. Whether we ultimately construct a track or pursue alternative options for the development of this prime New York real estate will largely depend on the results of this study.

In light of NASCAR's publicly announced position regarding additional potential realignment of the NASCAR NEXTEL Cup Series schedule, we also believe there are potential development opportunities in new, underserved markets across the country. As such, we have been and are exploring opportunities for public/private partnerships targeted to develop one or more motorsports facilities in new markets, including the Pacific Northwest. In late fiscal 2004 we announced that after preliminary due diligence on a site proposed by Snohomish County and the City of Marysville, Washington, it was determined the site-specific costs of such a project were beyond what was originally anticipated. As a result, Snohomish County and Marysville withdrew their proposal, which has allowed us to resume exploration of other potential locations. While we remain optimistic in our ability to construct a motorsports facility in this region of the country, it is too early to tell if the necessary public participation will materialize or if it will be sufficient to allow for the development of such a facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three months ended February 28, 2005, there have been no material changes in our market risk exposures.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

Subsequent to February 28, 2005 and prior to the filing of this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at February 28, 2005, and during the period prior to the filing of this report.

As a result of our acquisition of Martinsville in the third quarter of fiscal 2004, we have expanded our internal controls over financial reporting to include its operations. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b) Reports on Form 8-K

On December 15, 2004 we filed a report on Form 8-K that reported under Items 7.01 and 8.01 the issuance of a press release on December 15, 2004 which initiated 2005 financial guidance and reported the acquisition by a majority owned subsidiary of the Company of approximately 450 acres of waterfront property in the New York City borough of Staten Island.

On January 27, 2005 we filed a report on Form 8-K that reported under Items 2.02 and 7.01 the issuance of a press release on January 27, 2005 which reported earnings results for the fourth quarter and fiscal year ended November 30, 2004. The release also reiterated previously issued guidance for the first quarter of 2005.

On January 28, 2005 we filed a report on Form 8-K that filed under Item 9.01 the Unaudited Consolidated Statements of Operations for Fiscal 2002, 2003, 2004 which had been restated to reflect the discontinuation of operations at Nazareth Speedway and North Carolina Speedway.

On February 2, 2005 we filed a report on Form 8-K that reported under Item 8.01 the fact that we supplement our consolidated financial statements under accounting principles generally accepted in the United States ("GAAP") with the presentation of EBITDA, a non-GAAP financial measure and that we consider EBITDA to be an important indicator of our operating margin. A reconciliation of GAAP reporting to EBITDA was included in the report.

On February 8, 2005 we filed a report on Form 8-K that reported under Item 8.01 the issuance of a press release that reported we had signed a multi-year, multi-million dollar official status agreement with Checkers Drive-In Restaurants, Inc. (NASDAQ: CHKR) ("Checkers(R)/Rally's(R)").

On April 5, 2005 we filed a report on Form 8-K that reported under Items 2.02, 7.01 and 9.01 the issuance of a press release that reported earnings results for the first quarter and three months ended February 28, 2005, announced the settlement of our claims in bankruptcy against CART, and updated earnings guidance.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)
Date:	4/5/2005	/s/ Susan G. Schandel
Susan G. Schandel, Senior Vice President & Chief Financial Officer