Form 10-Q
period 2005-05-31
INTERNATIONAL SPEEDWAY CORP
filed 2005-07-07
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2005

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

Class A Common Stock - 29,255,608 shares as of May 31, 2005.
Class B Common Stock - 24,061,771 shares as of May 31, 2005.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets
	November 30, 2004	May 31, 2005
	(Unaudited)
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$160,978	$94,652
Short-term investments	115,000	137,760
Receivables, less allowance of $1,500 in 2004 and 2005	52,798	67,094
Inventories	7,267	10,095
Prepaid expenses and other current assets	5,032	13,174

Total Current Assets	341,075	322,775

Property and Equipment, net of accumulated depreciation of $265,489
and $289,466, respectively	969,095	1,113,060
Other Assets:
Equity investments	36,489	33,100
Intangible assets, net	148,989	149,541
Goodwill	99,265	99,507
Other	24,597	23,830

	309,340	305,978

Total Assets	$1,619,510	$1,741,813

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$7,505	$505
Accounts payable	28,854	22,521
Deferred income	114,518	181,216
Income taxes payable	25,241	21,660
Other current liabilities	15,078	17,407

Total Current Liabilities	191,196	243,309

Long-Term Debt	369,315	369,169
Deferred Income Taxes	165,617	170,407
Long-Term Deferred Income	11,503	11,866
Other Long-Term Liabilities	141	94
Commitments and Contingencies	-	-
Shareholders' Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized;
28,858,934 and 29,255,608 issued and outstanding at November 30,
2004 and May 31, 2005, respectively	289	293
Class B Common Stock, $.01 par value, 40,000,000 shares authorized;
24,409,903 and 24,061,771 issued and outstanding at November 30,
2004 and May 31, 2005, respectively	244	241
Additional paid-in capital	696,882	699,670
Retained earnings	187,689	251,971
Accumulated other comprehensive loss	(22)	-

	885,082	952,175
Less: unearned compensation-restricted stock	3,344	5,207

Total Shareholders' Equity	881,738	946,968

Total Liabilities and Shareholders' Equity	$1,619,510	$1,741,813

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Three Months Ended
	May 31, 2004	May 31, 2005
	(Unaudited)

	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$45,639	$48,510
Motorsports related	66,386	88,700
Food, beverage and merchandise	17,396	17,911
Other	1,704	2,326

	131,125	157,447
EXPENSES:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	24,759	31,625
Motorsports related	24,969	31,292
Food, beverage and merchandise	11,303	12,007
General and administrative	21,501	23,071
Depreciation and amortization	10,873	12,586

	93,405	110,581

Operating income	37,720	46,866
Interest income	1,104	1,368
Interest expense	(6,993)	(3,305)
Loss on early redemption of debt	(4,988)	-
Equity in net loss from equity investments	(1,254)	(1,371)

Income from continuing operations before income taxes	25,589	43,558
Income taxes	9,994	17,018

Income from continuing operations	15,595	26,540
Loss from discontinued operations, net of income tax benefits of $5,087 and $62	(9,536)	(39)

Net income	$6,059	$26,501

Basic earnings per share:
Income from continuing operations	$0.29	$0.50
Loss from discontinued operations	(0.18)	-

Net income	$0.11	$0.50

Diluted earnings per share:
Income from continuing operations	$0.29	$0.50
Loss from discontinued operations	(0.18)	-

Net income	$0.11	$0.50

Dividends per share	$0.06	$0.06

Basic weighted average shares outstanding	53,080,611	53,127,314

Diluted weighted average shares outstanding	53,167,488	53,231,643

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Six Months Ended
	May 31, 2004	May 31, 2005
	(Unaudited)

	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$90,072	$104,294
Motorsports related	134,875	188,969
Food, beverage and merchandise	33,686	38,860
Other	3,117	4,756

	261,750	336,879
EXPENSES:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	45,547	63,109
Motorsports related	46,187	59,727
Food, beverage and merchandise	20,886	24,639
General and administrative	42,723	46,242
Depreciation and amortization	21,619	24,449

	176,962	218,166

Operating income	84,788	118,713
Interest income	1,758	2,338
Interest expense	(12,468)	(6,360)
Loss on early redemption of debt	(4,988)	-
Equity in net loss from equity investments	(2,935)	(2,902)

Income from continuing operations before income taxes	66,155	111,789
Income taxes	26,110	44,131

Income from continuing operations	40,045	67,658
Loss from discontinued operations, net of income tax benefits of $3,208 and $126	(6,193)	(92)

Net income	$33,852	$67,566

Basic earnings per share:
Income from continuing operations	$0.75	$1.27
Loss from discontinued operations	(0.11)	-

Net income	$0.64	$1.27

Diluted earnings per share:
Income from continuing operations	$0.75	$1.27
Loss from discontinued operations	(0.11)	-

Net income	$0.64	$1.27

Dividends per share	$0.06	$0.06

Basic weighted average shares outstanding	53,073,315	53,114,430

Diluted weighted average shares outstanding	53,165,208	53,227,585

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statement of Shareholders' Equity

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Unearned Compensation- Restricted Stock	Total Shareholders' Equity

	(Unaudited)
	(In Thousands)

Balance at November 30, 2004	$289	$244	$696,882	$187,689	$(22)	$(3,344)	$881,738
Activity 12/1/04 - 5/31/05:
Comprehensive income
Net income	-	-	-	67,566	-	-	67,566
Interest rate swap	-	-	-	-	22	-	22

Total comprehensive income							67,588
Cash dividends declared ($.06 per share)	-	-	-	(3,199)	-	-	(3,199)
Restricted stock grant	1	-	2,851	-	-	(2,852)	-
Reacquisition of previously issued
common stock	-	-	(426)	(85)	-	-	(511)
Exercise of stock options	-	-	285	-	-	-	285
Conversion of Class B Common Stock
to Class A Common Stock	3	(3)	-	-	-	-	-
Forfeiture of restricted shares	-	-	(74)	-	-	46	(28)
Income tax benefit related to restricted
stock plan	-	-	152	-	-	-	152
Amortization of unearned compensation	-	-	-	-	-	943	943

Balance at May 31, 2005	$293	$241	$699,670	$251,971	$-	$(5,207)	$946,968

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Six Months Ended
	May 31, 2004	May 31, 2005
	(Unaudited)

	(In Thousands)
OPERATING ACTIVITIES
Net income	$33,852	$67,566
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	21,619	24,449
Discontinued operations depreciation	1,244	-
Amortization of unearned compensation	801	915
Amortization of financing costs	(67)	288
Deferred income taxes	9,336	4,790
Undistributed loss from equity investments	2,935	2,902
Impairment of long-lived assets	13,217	-
Loss on early redemption of debt	4,988	-
Other, net	12	431
Changes in operating assets and liabilities:
Receivables, net	(11,309)	(14,233)
Inventories, prepaid expenses and other assets	(11,453)	(11,018)
Accounts payable and other liabilities	(6,367)	(9,825)
Deferred income	60,396	67,061
Income taxes payable	(1,110)	(3,429)

Net cash provided by operating activities	118,094	129,897

INVESTING ACTIVITIES
Capital expenditures	(39,559)	(166,157)
Proceeds from asset disposals	7	29
Acquisition of businesses	(1,124)	(764)
Proceeds from affiliate	-	487
Proceeds from short-term investments	200	208,390
Purchases of short-term investments	(202,725)	(231,150)
Other, net	(406)	178

Net cash used in investing activities	(243,607)	(188,987)

FINANCING ACTIVITIES
Proceeds from long-term debt	299,570	-
Payment of long-term debt	(231,500)	(7,000)
Payment of long-term debt redemption premium	(5,340)	-
Proceeds from interest rate swaps	2,771	-
Deferred financing costs	(1,862)	(10)
Reacquisition of previously issued common stock	(386)	(511)
Exercise of Class A common stock options	37	285

Net cash provided by (used in) financing activities	63,290	(7,236)

Net decrease in cash and cash equivalents	(62,223)	(66,326)
Cash and cash equivalents at beginning of period	223,973	160,978

Cash and cash equivalents at end of period	$161,750	$94,652

See accompanying notes.

International Speedway Corporation
Notes to Consolidated Financial Statements
May 31, 2005
(Unaudited)

1. Basis of Presentation

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States but do not include all of the information and disclosures required for complete financial statements. The balance sheet at November 30, 2004, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest annual report on Form 10-K for International Speedway Corporation and its wholly owned subsidiaries (the "Company"). In management's opinion, the statements include all adjustments, which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to conform to the financial presentation at May 31, 2005.

Because of the seasonal concentration of racing events, the results of operations for the for the three- and six-month periods ended May 31, 2004 and 2005 are not indicative of the results to be expected for the year.

Cash and Cash Equivalents and Short-Term Investments: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, bank demand deposit accounts and overnight sweep accounts used in the Company's cash management program. All highly liquid investments with stated maturities of three months or less from the date of purchase are classified as cash equivalents.

The Company's short-term investments consist primarily of highly liquid, variable rate instruments, which have stated maturities of greater than three months and have been classified as available-for-sale. The Company has determined that its investment securities are available and intended for use in current operations and, accordingly, has classified such investment securities as current assets.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the three- and six-month periods ended May 31 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	May 31, 2004	May 31, 2005	May 31, 2004	May 31, 2005

Net income, as reported	$6,059	$26,501	$33,852	$67,566
Add: Stock-based employee compensation
expense included in reported net income, net of related tax effects	241	282	486	558
Deduct: Stock-based employee
compensation expense determined under fair value based method for all awards, net of related tax effects	(287)	(315)	(572)	(639)

Pro forma net income	$6,013	$26,468	$33,766	$67,485

Earnings per share:
Basic - as reported	$0.11	$0.50	$0.64	$1.27

Basic - pro forma	$0.11	$0.50	$0.64	$1.27

Diluted - as reported	$0.11	$0.50	$0.64	$1.27

Diluted - pro forma	$0.11	$0.50	$0.64	$1.27

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

In July 2004 the Emerging Issues Task Force reached consensus on Issue No 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock" (EITF Issue No. 02-14). The guidance states that investors that have the ability to exercise significant influence over the operational and financial policies of the investee should apply the equity method of accounting only when they have an investment in common stock and/or an investment that is in-substance common stock. The guidance in EITF Issue No. 02-14 is to be applied to reporting periods beginning after September 15, 2004. The Company's investment in Proximities, Inc. ("Proximities") Series B Preferred Stock, which the Company was accounting for under the equity method at November 30, 2004, is not common stock or in-substance common stock and, therefore, the equity method of accounting was discontinued upon adoption of EITF Issue No. 02-14 on December 1, 2004. In accordance with the guidance, previously recognized equity method losses were not reversed. Effective December 1, 2004, the Company accounted for its investment in Proximities under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities."

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three- and six-month periods ended May 31 (in thousands, except share amounts):

	Three Months Ended		Six Months Ended
	May 31, 2004	May 31, 2005	May 31, 2004	May 31, 2005

Basic and diluted numerator:
Income from continuing operations	$15,595	$26,540	$40,045	$67,658
Loss from discontinued operations	(9,536)	(39)	(6,193)	(92)

Net income	$6,059	$26,501	$33,852	$67,566

Basic earnings per share denominator:
Weighted average shares outstanding	53,080,611	53,127,314	53,073,315	53,114,430

Basic earnings per share:
Income from continuing operations	$0.29	$0.50	$0.75	$1.27
Loss from discontinued operations	(0.18)	-	(0.11)	-

Net income	$0.11	$0.50	$0.64	$1.27

Diluted earnings per share denominator:
Weighted average shares outstanding	53,080,611	53,127,314	53,073,315	53,114,430
Common stock options	7,795	21,297	7,668	21,029
Contingently issuable shares	79,082	83,032	84,225	92,126

Diluted weighted average shares
outstanding	53,167,488	53,231,643	53,165,208	53,227,585

Diluted earnings per share:
Income from continuing operations	$0.29	$0.50	$0.75	$1.27
Loss from discontinued operations	(0.18)	-	(0.11)	-

Net income	$0.11	$0.50	$0.64	$1.27

Anti-dilutive shares excluded in the
computation of diluted earnings per share	3,269	-	1,635	-

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

The operations of North Carolina and Nazareth were included in the Motorsports Event segment. In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" the results of operations of North Carolina and Nazareth are presented as discontinued operations in all periods presented. During the three- and six-month periods ended May 31, 2004, revenues recognized by North Carolina and Nazareth totaled approximately $1.9 million and $15.4 million, respectively, and pre-tax loss was approximately $14.6 million and $9.4 million, respectively. During the three- and six-month periods ended May 31, 2005, there were no revenues recognized by Nazareth and its pre-tax loss was approximately $100,000 and $218,000, respectively. Nazareth's assets held for sale included in property and equipment, net of accumulated depreciation, totaled approximately $8.3 million at November 30, 2004 and May 31, 2005. Unless indicated otherwise, all disclosures in the notes to the consolidated financial statements relate to continuing operations.

5. Goodwill and Intangible Assets

The gross carrying value, accumulated amortization and net carrying value of the major classes of intangible assets relating to the Motorsports Event segment are as follows (in thousands):

	November 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized intangible assets:
Food, beverage and merchandise contracts	$276	$88	$188

Total amortized intangible assets	276	88	188
Non-amortized intangible assets:
NASCAR sanction agreements	148,000	-	148,000
Water rights	535	-	535
Liquor licenses	266	-	266

Total non-amortized intangible assets	148,801	-	148,801

Total intangible assets	$149,077	$88	$148,989

	May 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized intangible assets:
Customer database	$500	$50	$450
Food, beverage and merchandise contracts	276	115	161

Total amortized intangible assets	776	165	611
Non-amortized intangible assets:
NASCAR sanction agreements	148,000	-	148,000
Water rights	535	-	535
Liquor licenses	266	-	266
Trademarks and tradenames	129	-	129

Total non-amortized intangible assets	148,930	-	148,930

Total intangible assets	$149,706	$165	$149,541

The following table presents current and expected amortization expense of the existing intangible assets as of May 31, 2005 for each of the following periods (in thousands):

Aggregate amortization expense:
For the six months ended May 31, 2005	$77
Estimated amortization expense for the year ending November 30:
2005	$155
2006	143
2007	143
2008	143
2009	101

The changes in the carrying value of goodwill are as follows (in thousands):

Balance at November 30, 2004	$99,265
Goodwill acquired	70
Adjustments	172

Balance at May 31, 2005	$99,507

Goodwill acquired consists of internet based web-portal operations included in our Motorsports Event segment, acquired in December 2004. Goodwill adjustments relate to certain estimated expenses associated with the July 2004 Martinsville Speedway acquisition.

6. Long-Term Debt

Long-term debt consists of the following (in thousands):

	November 30, 2004	May 31, 2005

4.20% Senior Notes due 2009	$151,679	$151,488
5.40% Senior Notes due 2014	149,894	149,900
TIF bond debt service funding commitment	68,247	68,286
Term Loan	7,000	-

	376,820	369,674
Less: current portion	7,505	505

	$369,315	$369,169

On April 23, 2004, the Company completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, the Company completed an offer to exchange these unsecured senior notes for registered senior notes with substantially identical terms ("2004 Senior Notes"). At May 31, 2005, outstanding 2004 Senior Notes totaled approximately $301.4 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 4.2% and are due April 2009 ("4.2% Senior Notes"), and $150.0 million principal amount unsecured senior notes, which bear interest at 5.4% and are due April 2014. The 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at the option of the Company, at any time or from time to time at redemption prices as defined in the indenture. The Company's subsidiaries are guarantors of the 2004 Senior Notes. The 2004 Senior Notes also contain various restrictive covenants. Total gross proceeds from the sale of the 2004 Senior Notes were $300.0 million, net of discounts of approximately $431,000 and approximately $2.6 million of deferred financing fees. The deferred financing fees will be treated as additional interest expense and amortized over the life of the 2004 Senior Notes on a straight-line method, which approximates the effective yield method. In March 2004, the Company entered into interest rate swap agreements to effectively lock in the interest rate on approximately $150.0 million of the 4.2% Senior Notes. The Company terminated these interest rate swap agreements on April 23, 2004 and received approximately $2.2 million, which is being amortized over the life of the 4.2% Senior Notes.

In January 2004, the Company terminated the interest rate swap agreement on its previously outstanding 7.875% senior notes ("1999 Senior Notes") and received approximately $544,000, which was being amortized over the remaining life of the 1999 Senior Notes. On May 28, 2004, the Company used the net proceeds from the 2004 Senior Notes to redeem and retire all outstanding $225.0 million principal amount of the 1999 Senior Notes, which were due October 15, 2004, including the payment of a redemption premium in the amount of approximately $5.3 million and accrued interest. The net redemption premium, associated unamortized net deferred financing costs, unamortized original issuance discount and unamortized deferred gain related to previously deferred interest rate swap terminations, associated with the 1999 Senior Notes were recorded as a net loss on early redemption of debt totaling approximately $5.0 million in May 2004.

In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas ("Unified Government"), issued approximately $71.3 million in taxable special obligation revenue ("TIF") bonds in connection with the financing of construction of Kansas Speedway. At May 31, 2005, outstanding TIF bonds totaled approximately $68.3 million, net of the unamortized discount, which is comprised of a $19.8 million principal amount, 6.15% term bond due December 1, 2017 and $49.7 million principal amount, 6.75% term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes ("Funding Commitment") by the Company's wholly-owned subsidiary, Kansas Speedway Corporation ("KSC"). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation. The bond financing documents contain various restrictive covenants.

The Company has a $300.0 million revolving credit facility ("Credit Facility"), which is scheduled to mature in September 2008 and accrues interest at LIBOR plus 62.5 - 150 basis points, based on the Company's highest debt rating as determined by specified rating agencies. At May 31, 2005, the Company did not have any borrowings outstanding under the Credit Facility. The Credit Facility contains various restrictive covenants.

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

Total interest incurred by the Company was approximately $7.0 million and $3.3 million for the three months ended May 31, 2004 and 2005, respectively, and $12.5 million and $6.4 million for the six months ended May 31, 2004 and 2005, respectively. Total interest capitalized for the three months ended May 31, 2004 and 2005, was approximately $194,000 and $1.8 million, respectively, and approximately $473,000 and $3.8 million for the six months ended May 31, 2004 and 2005, respectively.

Financing costs of approximately $7.8 million and $7.4 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2004 and May 31, 2005, respectively. These costs are being amortized on a straight-line method, which approximates the effective yield method, over the life of the related financing.

7. Related Party Disclosures and Transactions

All of the racing events that take place during the Company's fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association ("AHRMA"), the American Motorcyclist Association ("AMA"), the Automobile Racing Club of America ("ARCA"), the Clear Channel-Championship Cup Series ("CCS"), the Federation Internationale de l'Automobile ("FIA"), the Federation Internationale Motocycliste ("FIM"), the Grand American Road Racing Association ("Grand American"), Historic Sportscar Racing ("HSR"), the International Race of Champions ("IROC"), IPOWERacing, the Indy Racing League ("IRL"), the National Association for Stock Car Auto Racing, Inc. ("NASCAR"), the National Hot Rod Association (" NHRA"), the Sports Car Club of America ("SCCA"), the Sportscar Vintage Racing Association ("SVRA"), the United States Auto Club ("USAC") and the World Karting Association ("WKA"). NASCAR, which sanctions some of the Company's principal racing events, is a member of the France Family Group which controls in excess of 60% of the combined voting power of the outstanding stock of the Company, and some members of which serve as directors and officers of the Company. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR from continuing operations for disbursement to competitors, which are exclusive of NASCAR sanction fees, totaled approximately $21.1 million and $27.1 million for the three months ended May 31, 2004 and 2005, respectively, and approximately $40.0 million and $55.4 million for the six months ended May 31, 2004 and 2005, respectively.

Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors for events at North Carolina and Nazareth included in discontinued operations totaled approximately $791,000 and $5.4 million for the three- and six-month periods ended May 31, 2004, respectively. There were no prize and point fund monies paid by the Company to NASCAR related to the discontinued operations for the three- and six-month periods ended May 31, 2005.

NASCAR contracts directly with certain network providers for television rights to the entire NASCAR NEXTEL Cup and NASCAR Busch series schedules. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR NEXTEL Cup and NASCAR Busch series event. Under the terms of this arrangement, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR NEXTEL Cup or NASCAR Busch series event as a component of its sanction fees and remits the remaining 90% to the event promoter. The event promoter pays 25% of the gross broadcast rights fees allocated to the event as part of the previously discussed prize money paid to NASCAR for disbursement to competitors. The Company's television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR NEXTEL Cup and NASCAR Busch series events conducted at its wholly-owned facilities were $39.2 million and $56.8 million for the three months ended May 31, 2004 and 2005, respectively, and approximately $79.0 million and $116.3 million for the six months ended May 31, 2004 and 2005, respectively.

Television broadcast and ancillary rights fees received from NASCAR for the NASCAR NEXTEL Cup and NASCAR Busch series events conducted at North Carolina and Nazareth included in discontinued operations totaled approximately $545,000 and $9.3 million for the three- and six-month periods ended May 31, 2004, respectively. There were no amounts received related to the discontinued operations for the three- and six-month periods ended May 31, 2005, respectively.

8. Commitments and Contingencies

In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds ("2002 STAR Bonds") totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway's boundaries and are not the Company's obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At May 31, 2005, the Unified Government had $5.1 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC's guarantee of the 2002 STAR Bonds.

The Company is a member of Motorsports Alliance, LLC ("Motorsports Alliance") (owned 50% by the Company and 50% by Indianapolis Motor Speedway LLC), which owns 75% of Raceway Associates, LLC ("Raceway Associates"). Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway. Raceway Associates has a term loan arrangement, which requires quarterly principal and interest payments and matures November 15, 2012, and a $15 million secured revolving credit facility, which matures September 15, 2005. At May 31, 2005, Raceway Associates had approximately $35.6 million outstanding under its term loan and no borrowings outstanding under its credit facility. Under a keepwell agreement, the members of Motorsports Alliance have agreed to provide financial assistance to Raceway Associates, if necessary, on a pro rata basis to support its performance under its term loan and credit facility.

In December 2004, the Company, through its majority-owned subsidiary, 380 Development, LLC ("380 Development"), purchased a total of 677 acres of land in the New York City borough of Staten Island that could potentially be utilized for the development of a major motorsports entertainment and retail development project. The minority member of 380 Development is a subsidiary of Related Retail Corporation ("Related"), a retail development specialist whose developments include the Time Warner Center in Manhattan and the Gateway Retail Center in Brooklyn. There are operating and development agreements between the Company and Related, which will govern the development and operation of the planned project and impose reciprocal obligations on the parties with respect to the project. Related issued a limited recourse promissory note ("Promissory Note") payable to the Company for its approximately 12.4% ownership of 380 Development and its proportionate share of the agreed project development expenses until such time as the status of the project approval is ultimately determined. The Promissory Note is secured by Related's ownership in 380 Development.

In connection with the Company's automobile and workers' compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling $2.7 million at May 31, 2005. The letters of credit expire on December 15, 2005 and are automatically renewed on an annual basis. At May 31, 2005, there were no amounts drawn on the standby letters of credit.

The Internal Revenue Service (the "Service") is currently performing a periodic examination of the Company's federal income tax returns for the years ended November 30, 1999 through 2003 and has challenged the tax depreciation treatment for a significant portion of its motorsports entertainment facility assets. In May 2005, the Company received a report from the Service requesting downward adjustments to its tax depreciation expense for the fiscal years ended November 30, 1999 and 2000, respectively, which could potentially result in the reclassification of approximately $24.7 million of tax liability from deferred to current. Including related interest, the combined after-tax cash flow impact of these requested adjustments is approximately $32.9 million. In order to prevent incurring additional interest, the Company deposited the requested approximately $32.9 million for the fiscal years ended November 30, 1999 and 2000, with the Service in June 2005. Additional adjustments to the Company's tax depreciation expense are expected to be requested later by the Service for fiscal years ended November 30, 2001 through 2004. Including related interest, the Company estimates the combined after-tax cash flow impact of these additional federal tax adjustments, and related state tax revisions for all periods, to range between $90.0 million and $110.0 million. Accordingly, to further prevent incurring interest the Company deposited approximately $64.0 million with the Service in late June 2005 related to the anticipated federal tax adjustments for fiscal years 2001 through 2003. The Company's deposits are not a payment of tax, and it will receive accrued interest on any of these funds ultimately returned to it. The Company believes that its application of the federal income tax regulations in question, which have been applied consistently since being adopted in 1986 and have been subjected to previous IRS audits, is appropriate, and it intends to vigorously defend the merits of its position. The administrative appeals process within the Service is expected to take six to 18 months to complete. If the Company's appeal is not resolved satisfactorily, it will evaluate all of its options, including litigation. In accordance with SFAS No. 109 "Accounting for Income Taxes," the Company has accrued a deferred tax liability based on the differences between its financial reporting and tax bases of such assets in its consolidated balance sheet as of May 31, 2005. While an adverse resolution of these matters could result in a material negative impact on cash flow, the Company believes that it has provided adequate reserves related to these matters in its consolidated financial statements as of May 31, 2005.

The Company believes that its existing cash, cash equivalents and short-term investments, combined with the cash provided by current operations and available borrowings under its Credit Facility will be sufficient to fund its: (i) operations and approved capital projects at existing facilities for the foreseeable future; (ii) payments required in connection with the funding of the Unified Government's debt service requirements related to the TIF bonds; (iii) payments related to its existing debt service commitments; (iv) any potential payments associated with its keepwell agreements; and (v) any payment of tax that may ultimately occur as a result of the examination by the Service.

The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation will have a material adverse effect on the Company's financial condition or results of operations.

9. Segment Reporting

The following tables provide segment reporting of the Company for the three- and six- month periods ended May 31, 2004 and 2005 (in thousands):

	Three Months Ended May 31, 2004

	Motorsports Event	All Other	Total

Revenues	$ 121,547	$ 11,999	$ 133,546
Depreciation and amortization	9,440	1,433	10,873
Operating income	35,146	2,574	37,720
Capital expenditures	15,699	1,683	17,382
Total assets	1,225,973	250,226	1,476,199
Equity investments	30,771	-	30,771

	Three Months Ended May 31, 2005

	Motorsports Event	All Other	Total

Revenues	$ 148,241	$ 11,161	$ 159,402
Depreciation and amortization	10,870	1,716	12,586
Operating income	44,834	2,032	46,866
Capital expenditures	30,761	5,185	35,946
Total assets	1,561,512	180,301	1,741,813
Equity investments	33,100	-	33,100

	Six Months Ended May 31, 2004

	Motorsports Event	All Other	Total

Revenues	$ 245,310	$ 22,196	$267,506
Depreciation and amortization	18,828	2,791	21,619
Operating income	79,300	5,488	84,788
Capital expenditures	26,014	13,545	39,559

	Six Months Ended May 31, 2005

	Motorsports Event	All Other	Total

Revenues	$ 319,637	$ 21,508	$ 341,145
Depreciation and amortization	21,162	3,287	24,449
Operating income	114,416	4,297	118,713
Capital expenditures	155,092	11,065	166,157

Intersegment revenues were approximately $2.4 million and $2.0 million for the three months ended May 31, 2004 and 2005, respectively and approximately $5.8 million and $4.3 million for the six months ended May 31, 2004 and 2005, respectively.

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

Included in the tables below, are condensed consolidating balance sheets as of November 30, 2004 and May 31, 2005, and the condensed consolidating statements of operations for the three- and six-month periods ended May 31, 2004 and 2005, and the condensed consolidating statements of cash flows for the six-month periods ended May 31, 2004 and 2005, of: (a) the Parent; (b) the guarantor subsidiaries; (c) elimination entries necessary to consolidate Parent with guarantor subsidiaries; and (d) the Company on a consolidated basis (in thousands).

	Condensed Consolidating Balance Sheet at November 30, 2004

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Current assets	$ 11,615	$ 341,898	$ (12,438)	$ 341,075
Property and equipment, net	179,537	789,558	-	969,095
Advances to and investments in subsidiaries	1,461,951	374,952	(1,836,903)	-
Other assets	16,380	292,960	-	309,340

Total Assets	$ 1,669,483	$ 1,799,368	$ (1,849,341)	$ 1,619,510

Current liabilities	$ 44,963	$ 145,499	$ 734	$ 191,196
Long-term debt	676,525	135,042	(442,252)	369,315
Deferred income taxes	48,617	117,000	-	165,617
Other liabilities	32	11,612	-	11,644
Total shareholders' equity	899,346	1,390,215	(1,407,823)	881,738

Total Liabilities and Shareholders' Equity	$ 1,669,483	$ 1,799,368	$ (1,849,341)	$ 1,619,510

	Condensed Consolidating Balance Sheet at May 31, 2005

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Current assets	$ 28,502	$ 318,835	$ (24,562)	$ 322,775
Property and equipment, net	182,490	930,570	-	1,113,060
Advances to and investments in subsidiaries	1,657,942	626,423	(2,284,365)	-
Other assets	16,455	289,523	-	305,978

Total Assets	$ 1,885,389	$ 2,165,351	$ (2,308,927)	$ 1,741,813

Current liabilities	$ 38,785	$ 193,377	$ 11,147	$ 243,309
Long-term debt	927,810	196,473	(755,114)	369,169
Deferred income taxes	52,702	117,705	-	170,407
Other liabilities	25	11,935	-	11,960
Total shareholders' equity	866,067	1,645,861	(1,564,960)	946,968

Total Liabilities and Shareholders' Equity	$ 1,885,389	$ 2,165,351	$ (2,308,927)	$ 1,741,813

	Condensed Consolidating Statement of Operations For The Three Months Ended May 31, 2004

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 534	$ 144,025	$ (13,434)	$131,125
Total expenses	8,316	98,523	(13,434)	93,405
Operating (loss) income	(7,782)	45,502	-	37,720
Interest and other (expense) income, net	(9,646)	631	(3,116)	(12,131)
(Loss) income from continuing operations	(21,186)	39,897	(3,116)	15,595
Net (loss) income	(21,186)	30,361	(3,116)	6,059

	Condensed Consolidating Statement of Operations For The Three Months Ended May 31, 2005

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 547	$ 195,178	$ (38,278)	$ 157,447
Total expenses	7,444	141,415	(38,278)	110,581
Operating (loss) income	(6,897)	53,763	-	46,866
Interest and other income (expense), net	2,092	2,036	(7,436)	(3,308)
(Loss) income from continuing operations	(13,103)	47,079	(7,436)	26,540
Net (loss) income	(13,103)	47,040	(7,436)	26,501

	Condensed Consolidating Statement of Operations For The Six Months Ended May 31, 2004

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 1,081	$ 315,147	$ (54,478)	$261,750
Total expenses	16,419	215,021	(54,478)	176,962
Operating (loss) income	(15,338)	100,126	-	84,788
Interest and other (expense) income, net	(7,900)	833	(11,566)	(18,633)
(Loss) income from continuing operations	(37,336)	88,947	(11,566)	40,045
Net (loss) income	(37,336)	82,754	(11,566)	33,852

	Condensed Consolidating Statement of Operations For The Six Months Ended May 31, 2005

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 1,115	$ 419,659	$ (83,895)	$ 336,879
Total expenses	15,603	286,458	(83,895)	218,166
Operating (loss) income	(14,488)	133,201	-	118,713
Interest and other income (expense), net	8,762	2,870	(18,556)	(6,924)
(Loss) income from continuing operations	(30,921)	117,135	(18,556)	67,658
Net (loss) income	(30,921)	117,043	(18,556)	67,566

	Condensed Consolidating Statement of Cash Flows For The Six Months Ended May 31, 2004

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$ (14,231)	$ 144,232	$ (11,907)	$ 118,094
Net cash used in investing activities	(54,712)	(200,802)	11,907	(243,607)
Net cash provided by (used in) financing activities	69,790	(6,500)	-	63,290

	Condensed Consolidating Statement of Cash Flows For The Six Months Ended May 31, 2005

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$ (44,104)	$ 170,020	$ 3,981	$ 129,897
Net cash provided by (used in) investing activities	51,021	(236,027)	(3,981)	(188,987)
Net cash used in financing activities	(236)	(7,000)	-	(7,236)

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

"Motorsports related income" primarily includes television, radio and ancillary rights fees, promotion and sponsorship fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating), advertising revenues, royalties from licenses of our trademarks and track rentals. Our revenues from corporate sponsorships are paid in accordance with negotiated contracts, with the identities of sponsors and the terms of sponsorship changing from time to time. NASCAR contracts directly with certain network providers for television rights to the entire NASCAR NEXTEL Cup and NASCAR Busch series schedules. NASCAR's current broadcast contracts with NBC Sports, Turner Sports, FOX and its FX cable network extend through 2006. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR NEXTEL Cup and NASCAR Busch series event. Under the terms of this arrangement, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR NEXTEL Cup or NASCAR Busch series event as a component of its sanction fees and remits the remaining 90% to the event promoter. The event promoter pays 25% of the gross broadcast rights fees allocated to the event as part of awards to the competitors.

"Food, beverage and merchandise income" includes revenues from concession stands, hospitality catering, direct sales of souvenirs, programs and other merchandise and fees paid by third party vendors for the right to occupy space to sell souvenirs and concessions at our facilities.

"Direct expenses" include (i) prize and point fund monies and NASCAR sanction fees, (ii) motorsports related expenses, which include costs of competition paid to sanctioning bodies other than NASCAR, labor, advertising and other expenses associated with the promotion of all of our motorsports events and activities, and (iii) food, beverage and merchandise expenses, consisting primarily of labor and costs of goods sold.

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

Insurance. We use a combination of insurance and self-insurance for a number of risks including general liability, workers' compensation, vehicle liability and employee-related health care benefits. Liabilities associated with the risks that we retain are estimated by considering various historical trends and forward-looking assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Derivative Instruments. From time to time, we utilize derivative instruments in the form of interest rate swaps to assist in managing our interest rate risk. We do not enter into any interest rate swap derivative instruments for trading purposes. All of our interest rate swap derivative instruments qualify, or have qualified, for the use of the "short-cut" method of accounting to assess hedge effectiveness in accordance with Statement of Financial Accounting Standard ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, and are recognized in our consolidated balance sheet at their fair value. Our investment in Proximities, Inc. Series B Preferred Stock includes an option to convert said stock into common stock. This conversion feature represents an embedded derivative, which is carried at its estimated fair value with the change in fair value being recognized in earnings in accordance with SFAS No. 133, as amended.

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

Definitive Agreement to Sell Nazareth Speedway Real Property

In June 2005, we announced our indirect wholly-owned subsidiary, Pennsylvania International Raceway, Inc., entered into an agreement with Brookside Realty, Inc. ("Brookside") for the sale of 158 acres on which Nazareth Speedway is located for approximately $18.8 million. On July 1, 2005, Brookside notified us of its intention to terminate the acquisition in accordance with the provisions of the agreement because timely and financially reasonable government approval of its proposed development of the real property was either unlikely or not feasible. We continue to hold the property for sale and are renewing our marketing efforts for the real property. Nazareth Speedway's results of operations are presented as discontinued for all periods presesnted.

Future Trends in Operating Results

Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction events at our facilities, particularly with NASCAR, whose sanctioned events at our wholly-owned facilities accounted for approximately 84.9% of our revenues in fiscal 2004. In January 2003, NASCAR announced it would entertain and discuss proposals from track operators regarding potential realignment of NASCAR NEXTEL Cup Series dates to more geographically diverse and potentially more desirable markets where there may be greater demand, resulting in an opportunity for increased revenues to the track operators. In June 2003, we announced that NASCAR approved our proposal for realignment of NASCAR NEXTEL Cup Series events among certain of our facilities for the 2004 season. In May 2004 we received NASCAR's approval for the realignment of additional NASCAR NEXTEL Cup events in our portfolio beginning in fiscal 2005. The net result of the 2005 realignments is the addition of a second NEXTEL Cup weekend for Phoenix International Raceway ("Phoenix") beginning in 2005 and the reduction of Darlington Raceway's event schedule by one NEXTEL Cup weekend. We believe that the 2005 realignments will provide us additional net positive revenue and earnings as well as further enhance the sport's exposure in highly desirable markets, which we believe benefits the sport's fans, teams, sponsors and television broadcast partners as well as promoters. NASCAR has indicated that it is open to discussion regarding additional date realignments. We believe we are well positioned to capitalize on these future opportunities.

Fiscal 2001 was our first year under NASCAR's multi-year consolidated television broadcast rights agreements with NBC Sports, Turner Sports, FOX and FX. These agreements cover the domestic broadcast of NASCAR's NEXTEL Cup and Busch series racing seasons from 2001 through 2006. NASCAR has previously announced that over the term of the current contracts for domestic television rights the annual increase in the fees for those rights will range between 15% and 21% from 2001 through 2006. The expected industry increase for fiscal 2005 is 18%. As media rights revenues increase so do the variable costs tied to the percentage of broadcast rights fees required to be paid to competitors as part of NASCAR NEXTEL Cup and NASCAR Busch series sanction agreements. Television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR NEXTEL Cup and NASCAR Busch series events conducted at our wholly-owned facilities during the three months and six months ended May 31, 2005 were approximately $56.8 million and $116.3 million, respectively, as compared to approximately $39.2 million and $79.0 million, respectively, during the same periods of the prior year.

NASCAR has begun the process to negotiate the next consolidated broadcast rights agreement which would take effect starting in 2007, and we expect an announcement from NASCAR by late 2005, or potentially early 2006 regarding the new agreement. NASCAR recently announced that it did not elect to exercise its two-year option with FOX, a move that had been widely anticipated. From published reports, we believe that NASCAR's current broadcast partners are very pleased with the property, and are interested in renewing their agreements. In addition, other broadcasters have been public about their interest in broadcasting the sport. At this time we do not know what financial arrangements, length of term or structure will be included in the new agreement. The current broadcast agreements contain an approximately $400 million industry average annual rights fee with a 17% average annual growth rate that results in a 2006 total industry rights fee of around $570 million. This 2006 rights fee is approximately 43% percent higher than the $400 million average annual fee for the agreement. We believe the new agreement will include a substantial double-digit increase over the $400 million annual industry average with single-digit escalators over the term of the contract. This level of increase is comparable with other established sports properties.

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

An important component of our operating strategy has been our long-standing practice of focusing closely on supply and demand regarding additional capacity at our facilities. We continually evaluate the demand for our most popular racing events in order to add capacity that we believe will provide an acceptable rate of return on invested capital. Through prudent expansion, we attempt to keep demand at a higher level than supply, which stimulates ticket renewals and advance sales. Advance ticket sales result in earlier cash flow and reduce the potential negative impact of actual and forecasted inclement weather on ticket sales. While we will join with sponsors and offer promotions to generate additional ticket sales, we avoid rewarding last-minute ticket buyers by discounting tickets. We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth than to capture short-term incremental revenue. We recognize that a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment and other lifestyle and business conditions, can negatively impact attendance at our events. In fiscal 2005 we instituted modest increases in our weighted average ticket prices and have expanded capacity at certain of our facilities, including approximately 1,600 additional seats at Kansas Speedway ("Kansas"), 870 grandstand seats and 16 suites at Homestead-Miami Speedway ("Miami") and 900 club seats along with six incremental suites at Michigan International Speedway ("Michigan"). We will continue to evaluate expansion opportunities, as well as the pricing and packaging of our tickets and other products, on an ongoing basis. Over the long term, we plan to continue to expand capacity at our speedways.

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

In May 2005, we announced we entered into an agreement with Casto Lifestyle Properties, L.P. ("Casto") to pursue a joint venture for the development of a commercial mixed-use shopping center project on approximately 50 acres currently owned by us. Located directly across U.S. Highway 92 from our Daytona facility, the acreage currently includes several office buildings that house our corporate headquarters and certain related operations of ours and NASCAR, as well as a limited number of other tenants. The total project, which will be developed and financed by the joint venture, is estimated to be constructed at a cost in excess of $75 million and would be comprised of retail, entertainment, office and residential components designed to complement surrounding commercial developments. Next steps for the project include a detailed feasibility study in which a number of key issues will be addressed. Provided the results of the feasibility study are favorable and appropriate leasing considerations are attained, the Company expects to move forward with the project within the next six to 12 months.

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

Because of the seasonal concentration of racing events, the results of operations for the three-and six-month periods ended May 31, 2004 and 2005 are not indicative of the results to be expected for the year.

Comparison of the Results for the Three and Six Months Ended May 31, 2005 to the Results for the Three and Six Months Ended May 31, 2004.

The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2004	2005	2004	2005
	(Unaudited)		(Unaudited

Revenues:
Admissions, net	34.8%	30.8%	34.4%	31.0%
Motorsports related	50.6	56.3	51.5	56.1
Food, beverage and merchandise	13.3	11.4	12.9	11.5
Other	1.3	1.5	1.2	1.4

Total revenues	100.0	100.0	100.0	100.0
Expenses:
Direct expenses:
Prize and point fund monies and NASCAR
sanction fees	18.9	20.1	17.4	18.7
Motorsports related	19.0	19.9	17.6	17.7
Food, beverage and merchandise	8.6	7.6	8.0	7.3
General and administrative	16.4	14.6	16.3	13.8
Depreciation and amortization	8.3	8.0	8.3	7.3

Total expenses	71.2	70.2	67.6	64.8

Operating income	28.8	29.8	32.4	35.2
Interest income	0.8	0.9	0.7	0.7
Interest expense	(5.3)	(2.1)	(4.8)	(1.9)
Loss on early redemption of debt	(3.8)	-	(1.9)	-
Equity in net loss from equity investments	(1.0)	(0.9)	(1.1)	(0.8)

Income from continuing operations before income taxes	19.5	27.7	25.3	33.2
Income taxes	7.6	10.8	10.0	13.1

Income from continuing operations	11.9	16.9	15.3	20.1
Loss from discontinued operations	(7.3)	(0.1)	(2.4)	-

Net income	4.6%	16.8%	12.9%	20.1%

The comparison of the three and six months ended May 31, 2005 to the same period of the prior year is impacted by the following factors:

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
  Also, as part of the fiscal 2005 event date realignments, Phoenix hosted a NASCAR NEXTEL Cup and Busch series event during our second fiscal quarter. In the prior year, Darlington Raceway ("Darlington") hosted the corresponding events in the fourth fiscal quarter;
  In July 2004, we acquired the assets and assumed the operations and certain liabilities of Martinsville Speedway ("Martinsville"). The timing of the acquisition in fiscal 2004 resulted in an incremental NASCAR NEXTEL Cup and Craftsman Truck series event during our second fiscal quarter of 2005;
  During the fourth quarter of 2004, we decided to pursue the sale of Nazareth Speedway ("Nazareth") due to the realignment of Nazareth's events to our Watkins Glen facility starting with the 2005 event season. The results of operations for Nazareth are recorded as discontinued operations for all periods presented in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets";
  Speedweeks at Daytona was highlighted by the debut of the facility's previously discussed newly renovated infield;
  The Indy Racing League ("IRL") event hosted at Miami in the first fiscal quarter of 2004 was held in the second fiscal quarter of 2005;
  During the second quarter of fiscal 2005, we reached settlement with the CART Liquidation Trust that allowed a claim in our favor of $1.75 million in the CART bankruptcy; and
  During the second quarter of 2004, we refinanced our outstanding $225 million senior notes due in October 2004 and paid a redemption premium on the previously outstanding senior notes.

Admissions revenue increased approximately $2.9 million, or 6.3%, during the three months ended May 31, 2005, as compared to the same period in the prior year. The increase is primarily due to the previously discussed realignment of events to Phoenix and the timing of the acquisition of Martinsville, as well as increased attendance for the Darlington NASCAR weekend and the timing of the IRL event at Miami. These increases were partially offset by the previously discussed realignment of events at California.

Admissions revenue increased approximately $14.2 million, or 15.8%, during the six months ended May 31, 2005, as compared to the same period in the prior year. The increase is primarily due to the previously discussed realignment of events to Phoenix and the timing of the Craftsman Truck Series event at California, the timing of the acquisition of Martinsville, increased attendance for the NASCAR events conducted during Speedweeks at Daytona supporting our sold out Daytona 500 and increased attendance for the Darlington NASCAR weekend. These increases were partially offset by a decrease in attendance for the California NASCAR NEXTEL Cup and Busch series events. We believe that the timing of the announcement of the 2005 season date change in the fall of fiscal 2004, which created a shorter selling opportunity, as well as record-breaking rainfall during the final month leading up to the race weekend adversely impacted sales for these events.

Motorsports related revenue increased approximately $22.3 million, or 33.6%, and $54.1 million, or 40.1%, during the three months and six months ended May 31, 2005, respectively, as compared to the same periods of the prior year. The increases are primarily due to the previously discussed realignment of events to Phoenix, the timing of the acquisition of Martinsville and increased television broadcast rights fees, sponsorship and hospitality revenues for comparable NASCAR NEXTEL Cup weekends hosted at our facilities. The timing of the IRL event at Miami also contributed to the current year increase during the three-month period ended May 31, 2005. Combined increases for the three-month period ended May 31, 2005 are partially offset by the California realignment.

Food, beverage and merchandise revenue increased approximately $515,000, or 3.0%, and $5.2 million, or 15.4%, during the three and six months ended May 31, 2005, respectively, as compared to the same periods of the prior year. The increases for the three- and six-month periods are primarily related to the previously discussed realignment of events to Phoenix and the timing of the acquisition of Martinsville. The timing of the IRL event at Miami contributed to the increase during the three-month period, with combined increases for the three-month period partially offset by the California realignment. In addition to the previously discussed factors, increases for the six-month period also include higher revenues resulting from increased attendance, an increase in hospitality units and additional points of sale in the newly renovated infield for events during Speedweeks at Daytona. The aforementioned increases are partially offset by our Americrown subsidiary's merchandising, concession and catering revenues from the NASCAR weekend hosted in the first fiscal quarter of 2004 at North Carolina Speedway ("North Carolina"), a facility which we sold in July 2004 and the NASCAR Busch Series weekend hosted in the second quarter of fiscal 2004 at Nazareth, which suspended motorsports operations at the end of its 2004 season and is held for sale. The operations for both of these facilities are recorded as discontinued operations in all periods presented.

Other revenue increased approximately $622,000 or 36.5%, and $1.6 million, or 52.6%, during the three and six month periods ended May 31, 2005, respectively, as compared to the same period of the prior year. The increases were primarily attributable to agricultural operations and non-motorsports related rentals.

Prize and point fund monies and NASCAR sanction fees increased approximately $6.9 million, or 27.7%, and $17.6 million, or 38.6%, during the three-month and six-month periods ended May 31, 2005, respectively, as compared to the same periods of the prior year. These increases were attributable to the previously discussed realignment of events to Phoenix and the timing of the acquisition of Martinsville. The remaining increase was primarily attributable to the increase in television broadcast rights fees for comparable NASCAR NEXTEL Cup and Busch series events held at our facilities as standard NASCAR sanctioning agreements require that a specified percentage of television broadcast rights fees be paid to competitors. The increase for the three-month period is partially offset by the previously discussed timing of the California NASCAR events. Increases for the six month period include the timing of the NASCAR Craftsman Truck Series event at California.

Motorsports related expenses increased approximately $6.3 million, or 25.3%, and $13.5 million, or 29.3%, during the three-month and six-month periods ended May 31, 2005, respectively, as compared to the same periods of the prior year. The increases are primarily related to the realignment of events to Phoenix and the timing of the acquisition of Martinsville, increases in expenses for comparable events during the periods and certain strategic consumer and corporate marketing initiatives. The results for the three-month period also include expenses related to the timing of the IRL weekend at Miami which were more than offset by costs associated with the timing of events at California. Increases during the six-month period included Speedweeks at Daytona, which included operating expenses associated with the previously discussed infield renovation. Motorsports related expenses as a percentage of combined admissions and motorsports related income of 22.8% and 20.4% for the three- and six-month periods ended May 31, 2005, respectively, are comparable to the same periods of the prior year, with the revenue increases from television broadcast rights fees, the realignment of events to Phoenix, the timing of the acquisition of Martinsville and the timing of the IRL weekend at Miami offset by the previously noted expense increases. The three month period is also partially offset by the timing of events at California.

Food, beverage and merchandise expense increased approximately $704,000, or 6.2%, and $3.8 million, or 18.0%, during the three-month and six-month periods ended May 31, 2005, respectively, as compared to the same periods of the prior year. The increases are primarily attributable to the previously discussed realignment of events to Phoenix and the timing of the acquisition of Martinsville. Increases in other event related costs for certain events held at our facilities during this period also contributed to the increase. The three month results are impacted by the previously discussed timing of NASCAR events at California and the IRL weekend at Miami. These increases are partially offset by the events held at North Carolina and Nazareth in the first and second fiscal quarters of 2004, respectively, for which there were no comparable events in fiscal 2005. Food, beverage and merchandise expense as a percentage of food, beverage merchandise revenue increased to approximately 67.0% and 63.4% for the three-and six-months ended May 31, 2005, respectively, as compared to 65.0% and 62.0% for the same respective periods in the prior year. The increases are primarily related to increases in operating costs related to concession operations at some of our facilities as well as costs of an expanded merchandising strategy implemented in late-fiscal 2004, which include certain personnel related costs, inventory management programs, enhancement to the fan shopping experience and improvements in point of sale systems. The increase for the six-month period also includes lower margin upscale catering cuisine offered in the new NEXTEL FANZONE and Daytona 500 Club.

General and administrative expenses increased approximately $1.6 million, or 7.3%, and $3.5 million, or 8.2%, during the three-month and six-month periods ended May 31, 2005, respectively, as compared to the same periods of the prior year. The increases are primarily related to a net increase in certain costs related to the growth of our core business, general and administrative expenses associated with the timing of the acquisition of Martinsville and a non-cash charge associated with certain asset replacements at Richmond International Raceway. These increases were partially offset by the recovery of a portion of the previously recorded bad debt expense related to our claim against CART (as described below) and lower legal fees and strategic development expenses. The increase for the six-month period also includes hurricane repair costs associated with storms in late fiscal 2004. During the second quarter of fiscal 2005, we reached settlement with the CART Liquidation Trust that allowed a claim in our favor of $1.75 million in the CART bankruptcy. The claim is based on the failure to return the sanction fee paid to CART, less allowable expenses, for the 2003 event scheduled in California that was canceled because of the state of emergency due to wildfires in Southern California at the time. The U.S. Bankruptcy Court, Southern District of Indiana, approved the good faith settlement at a hearing in May, and we recovered the full $1.75 million of the allowed claim. Accordingly, we recorded the $1.75 million recovery as a reduction of bad debt expense in the quarter ended May 31, 2005. General and administrative expenses as a percentage of total revenues decreased to approximately 14.7% and 13.7% for the three-months and six-months ended May 31, 2005, respectively, as compared to 16.4% and 16.3% for the same respective periods in the prior year. The decrease is primarily related to the previously discussed Phoenix realignment and the incremental Martinsville events, as well as increased television broadcast revenues and the recovery in the CART settlement, partially offset by the previously noted net increases in general and administrative expenses. The margin improvement during the three month period also includes the timing of the Miami IRL weekend and is also partially offset by the timing of the California events. Margin improvement during the six-month period is also attributable to an increase in revenues for Speedweeks at Daytona as well as the decreases in legal and strategic development expenses.

Depreciation and amortization expense increased approximately $1.7 million, or 15.8%, and $2.8 million, or 13.1%, during the three-month and six-month periods ended May 31, 2005, respectively, as compared to the same periods of the prior year. The increase was primarily attributable to the Daytona infield renovation project and the acquisition of Martinsville, as well as other ongoing capital spending.

Interest income increased by approximately $264,000, or 23.9%, and $580,000 or 33.0%, during the three-month and six-month periods ended May 31, 2005, respectively, as compared to the same periods of the prior year. These increases were primarily due to higher yield on short-term investments in the current periods partially offset by lower outstanding cash balances.

Interest expense decreased approximately $3.7 million, or 52.7%, and $6.1 million, or 49.0%, during the three-month and six-month periods ended May 31, 2005, respectively, as compared to the same periods of the prior year. On April 23, 2004, we closed on a private placement of $150 million 4.20 percent senior notes due 2009, and $150 million 5.40 percent senior notes due 2014 (collectively the "2004 Senior Notes"). On May 28, 2004, we used a substantial majority of the net proceeds from the transaction to redeem our then existing $225 million 7.875 percent senior notes issued in October 1999 and due October 15, 2004 ("1999 Senior Notes"), including the payment of redemption premium and accrued interest. The decrease in interest expense is largely due to the lower interest rates on the 2004 Senior Notes outstanding during the current period as compared to the interest rates on the 1999 Senior Notes outstanding during the same period of the prior year and, to a lesser extent, the incremental interest on the 2004 Senior Notes from April 23, 2004. An increase in capitalized interest, primarily related to the proposed construction of a speedway in Staten Island, New York and, to a lesser extent, certain other construction projects, also contributed to the decrease in interest expense.

Equity in net loss from equity investments represents our pro rata share of the current loss from our 37.5% equity investment in Raceway Associates, LLC ("Raceway Associates"). Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway. Because of the seasonal concentration of racing events, the results of operations for the three-month and six-month periods ended May 31, 2005 and 2004, respectively, are not indicative of the results to be expected for the year.

Our effective tax rate remained consistent during the three-month and six-month periods ended May 31, 2005 as compared to the same periods of the prior year. We currently expect our effective tax rate for the third and fourth quarters of fiscal year 2005 will range between 38.5% and 39.0%, resulting in an annual effective tax rate for the year ended November 30, 2005 of approximately 39.0%. This reduction in the effective tax rate as compared to the first half of fiscal year 2005 and prior fiscal year is a result of the reduced interest accrual related to the ongoing IRS examination of our federal income tax returns for the fiscal years 1999 through 2003. This interest accrual had been included in our previously estimated tax rate for the entire fiscal year ending November 30, 2005. See "Future Liquidity" for further discussion regarding the examination of our federal income tax returns.

As a result of the foregoing, our income from continuing operations increased from approximately $15.6 million to approximately $26.5 million, or 70.2%, during the three months ended May 31, 2005, as compared to the same period of the prior year and from approximately $40.0 million to approximately $67.7 million, or 69.0%, during the six months ended May 31, 2005, as compared to the same period of the prior year.

The operations of North Carolina and Nazareth are presented as discontinued operations, net of tax, for all periods presented in accordance with SFAS No. 144. The fiscal 2004 periods include an approximately $8.6 million after-tax, non-cash charge for impairment of long-lived assets related to the realignment of the NASCAR and IRL race event dates from Nazareth to other facilities within our portfolio beginning in fiscal 2005.

As a result of the foregoing, our net income increased approximately $20.4 million, or $0.39 per diluted share, and approximately $33.7 million, or $0.63 per diluted share, for the three months and six months ended May 31, 2005, as compared to the respective periods of the prior year.

Liquidity and Capital Resources

General

We have historically generated sufficient cash flow from operations to fund our working capital needs and capital expenditures at existing facilities, as well as to pay an annual cash dividend. In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance of long-term debt, borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects. At May 31, 2005, we had cash, cash equivalents and short-term investments totaling approximately $232.4 million, $300.0 million principal amount of senior notes outstanding and a debt service funding commitment of approximately $69.5 million principal amount related to the taxable special obligation revenue ("TIF") bonds issued by the Unified Government of Wyandotte County/Kansas City, Kansas ("Unified Government"). We had working capital of approximately $79.5 million and $149.9 million at May 31, 2005 and November 30, 2004, respectively.

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

Cash Flows

Net cash provided by operating activities was approximately $129.9 million for the six months ended May 31, 2005, compared to approximately $118.1 million for the six months ended May 31, 2004. The difference between our net income of approximately $67.6 million and the approximately $129.9 million of operating cash flow was primarily attributable to:

  an increase in deferred income of approximately $67.1 million;
  depreciation and amortization of approximately $24.4 million;
  deferred income taxes of approximately $4.8 million; and
  an undistributed loss from equity investments of approximately $2.9 million;

These differences were partially offset by an approximately $14.2 million increase in receivables, an increase in inventories, prepaid expenses and other assets of approximately $11.0 million, a decrease in accounts payable and other liabilities of approximately $9.8 million and a decrease in income taxes payable of approximately $3.4 million.

Net cash used in investing activities was approximately $189.0 million for the six months ended May 31, 2005, compared to approximately $243.6 million for the three months ended May 31, 2004. Our use of cash for investing activities reflects approximately $ 231.2 million for the purchase of short-term investments and approximately $166.2 million in capital expenditures. This use of cash is partially offset by approximately $208.4 million in proceeds from the sale of short-term investments.

Net cash used in financing activities was approximately $7.2 million for the six months ended May 31, 2005, compared to approximately $63.3 million provided by financing activities for the six months ended May 31, 2004. Our use of cash for financing activities reflects approximately $7.0 million for the payment of long-term debt.

Capital Expenditures

Capital expenditures totaled approximately $166.2 million for the six months ended May 31, 2005, compared to approximately $39.6 million for the six months ended May 31, 2004. Approximately $113.2 million of the capital expenditures during the six months ended May 31, 2005 were related to the purchase of land parcels in the New York City Borough of Staten Island for a potential major speedway development and other costs related to due diligence and feasibility studies for this project (see "Future Liquidity"). The remaining capital expenditures were primarily related to the completion of our multi-faceted infield renovation project at Daytona, improvements at Michigan including club seating and suite additions, the purchase of equipment and other assets associated with our food, beverage and merchandising operations, suite and club seat additions to be completed for the fourth quarter events at Miami, acquisition of land and land improvements for expansion of parking, camping capacity and other uses, a track lighting project at Phoenix, and a variety of other improvements and renovations to our facilities.

Based on capital projects currently approved for our existing facilities, we plan to make capital expenditures totaling approximately $141.5 million subsequent to May 31, 2005, which are expected to be completed within the next 24 months. This includes seat and suite additions and the completion of track lighting at Miami, seat and suite additions at Phoenix, the acquisition of land and land improvements at various facilities for expansion of parking, camping capacity and other uses, completion of the previously discussed renovations and improvements at Michigan, the purchase of equipment and other assets associated with our food, beverage and merchandising operations, increased grandstand seating capacity at Kansas, and a variety of other improvements and renovations to our facilities.

As a result of these currently approved projects and estimated additional approvals in fiscal 2005, we expect our total fiscal 2005 capital expenditures at our existing facilities will be approximately $100 million.

We review the capital expenditure program periodically and modify it as required to meet current business needs.

Future Liquidity

On April 23, 2004, we completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, we completed an offer to exchange the 2004 Senior Notes for registered senior notes with substantially identical terms. At May 31, 2005, outstanding 2004 Senior Notes totaled approximately $301.4 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 4.2% and are due April 2009, and $150.0 million principal amount unsecured senior notes, which bear interest at 5.4% and are due April 2014. The 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Our subsidiaries are guarantors of the 2004 Senior Notes.

In January 1999, the Unified Government issued approximately $71.3 million in TIF bonds in connection with the financing of construction of Kansas Speedway. At May 31, 2005 outstanding TIF bonds totaled approximately $68.3 million, net of the unamortized discount, which is comprised of a $19.8 million principal amount, 6.15% term bond due December 1, 2017 and a $49.7 million principal amount, 6.75% term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes ("Funding Commitment") by our wholly-owned subsidiary, Kansas Speedway Corporation. Principal (mandatory redemption) payments per the Funding Commitment are payable by Kansas Speedway Corporation on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. Kansas Speedway Corporation granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.

In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds ("2002 STAR Bonds") totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway's boundaries and are not our obligation. Kansas Speedway Corporation has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At May 31, 2005, the Unified Government had $5.1 million in 2002 STAR Bonds outstanding. Under a keepwell agreement, we have agreed to provide financial assistance to Kansas Speedway Corporation, if necessary, to support its guarantee of the 2002 STAR Bonds.

Our $300.0 million Credit Facility is scheduled to mature in September 2008, and accrues interest at LIBOR plus 62.5 - 150 basis points, based on our highest debt rating as determined by specified rating agencies. At May 31, 2005, we did not have any borrowings outstanding under the Credit Facility.

We are a member of Motorsports Alliance, LLC ("Motorsports Alliance") (owned 50% by us and 50% by Indianapolis Motor Speedway LLC), which owns 75% of Raceway Associates. Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway. Raceway Associates has a term loan arrangement, which requires quarterly principal and interest payments and matures November 15, 2012, and a $15 million secured revolving credit facility, which matures September 15, 2005. At May 31, 2005, Raceway Associates had approximately $35.6 million outstanding under its term loan and no borrowings outstanding under its credit facility. Under a keepwell agreement, the members of Motorsports Alliance have agreed to provide financial assistance to Raceway Associates, if necessary, on a pro rata basis to support performance under its term loan and credit facility.

At May 31, 2005, we had contractual cash obligations to repay debt and to make payments under operating agreements, leases and commercial commitments in the form of guarantees and unused lines of credit.

Payments due under these long-term obligations are as follows as of May 31, 2005 (in thousands):

		Obligations Due by Period

	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years

Long-term debt	$ 369,495	$ 505	$ 1,405	$ 151,990	$ 215,595
Track facility operating agreement	41,518	2,220	4,440	4,440	30,418
Other operating leases	9,659	2,855	3,124	956	2,724

Total Contractual Cash Obligations	$ 420,672	$ 5,580	$ 8,969	$ 157,386	$ 248,737

Commercial commitment expirations are as follows as of May 31, 2005 (in thousands):

		Commitment Expiration by Period

	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years

Guarantees	$ 5,075	$ 805	$ 1,050	$ 630	$ 2,590
Keepwell agreements	17,800	2,400	4,800	4,800	5,800
Unused credit facilities	302,673	2,673	-	300,000	-

Total Commercial Commitments	$ 325,548	$ 5,878	$ 5,850	$ 305,430	$ 8,390

During fiscal 1999, we announced our intention to search for a site for a major motorsports entertainment facility in the New York metropolitan area. Our efforts included the evaluation of many different locations. Ultimately we identified a combination of land parcels in the New York City borough of Staten Island aggregating approximately 677 acres that could potentially be utilized for the development of a major motorsports entertainment and retail development project. In the aggregate these parcels represent the largest block of undeveloped land in the five boroughs of New York City. Our majority-owned subsidiary, 380 Development, LLC ("380 Development"), purchased the total 677 acres for approximately $110.4 million. The minority member of 380 Development is a subsidiary of Related Retail Corporation ("Related"), a retail development specialist whose developments include the Time Warner Center in Manhattan and the Gateway Retail Center in Brooklyn. There are operating and development agreements between us and Related which will govern the development and operation of the planned project and impose mutual and reciprocal obligations on the parties with respect to the project. In addition, Related's approximately 12.4% membership interest in 380 Development is pledged to secure a note to us for Related's proportionate share of the agreed project development expenses until such time as the status of project approval is ultimately determined. The proposed project is expected to consist of a three-quarter-mile, high-banked motorsports facility with approximately 80,000 grandstand seats and 64 luxury suites, complemented by a 50-acre retail center featuring nationally known stores offering year-round shopping opportunities. We currently expect the speedway portion of the development will cost between $550 and $600 million, including the aforementioned land purchases, and could open in late 2009 or 2010. While we believe a facility in New York provides significant long-term strategic value for us, these property acquisitions are only small steps in a long and complex process. In addition to working closely with the appropriate governmental agencies responsible for approval and permitting, we are conducting a detailed feasibility study to further analyze construction costs, determine the level of public incentives, and review environmental impacts including traffic, noise, air quality and remediation required, if any. Whether we ultimately construct a track or pursue alternative options for the development of this prime New York real estate will largely depend on the results of this study.

In light of NASCAR's publicly announced position regarding additional potential realignment of the NASCAR NEXTEL Cup Series schedule, we also believe there are potential development opportunities in new, underserved markets across the country. As such, we have been and are exploring opportunities for public/private partnerships targeted to develop one or more motorsports facilities in new markets, including the Northwest US. In June 2005, we announced we had identified a preferred site for the development of a motorsports facility in Kitsap County, approximately 20 miles outside of Seattle, Washington, the country's twelfth largest media market. We have secured an option to purchase approximately 950 acres for the potential future home of an 80,000-seat, state-of-the-art racing venue. Financial terms have not been disclosed. We are conducting ongoing project due diligence to further analyze construction costs and review environmental impacts including traffic, noise, air quality, and others, if any. While we remain optimistic about our ability to construct a motorsports facility in this region of the country, it is too early to tell if the necessary public participation will materialize or if it will be sufficient to allow for the development of such a facility.

The Internal Revenue Service (the "Service") is currently performing a periodic examination of our federal income tax returns for the years ended November 30, 1999 through 2003 and has challenged the tax depreciation treatment for a significant portion of our motorsports entertainment facility assets. In May 2005 we received a report from the Service requesting downward adjustments to our tax depreciation expense for the fiscal years ended November 30, 1999 and 2000, respectively, which could potentially result in the reclassification of approximately $24.7 million of tax liability from deferred to current. Including related interest, the combined after-tax cash flow impact of these requested adjustments is approximately $32.9 million. In order to prevent incurring additional interest, we deposited the requested approximately $32.9 million for the fiscal years ended November 30, 1999 and 2000, with the Service in June 2005. Additional adjustments to our tax depreciation expense are expected to be requested later by the Service for fiscal years ended November 30, 2001 through 2004. Including related interest, we estimate the combined after-tax cash flow impact of these additional federal tax adjustments, and related state tax revisions for all periods, to range between $90.0 million and $110.0 million. Accordingly, to further prevent incurring interest we deposited approximately $64.0 million with the Service in late June 2005 related to the anticipated federal tax adjustments for fiscal years 2001 through 2003. Our deposits are not a payment of tax, and we will receive accrued interest on any of these funds ultimately returned to us. As a result of the deposits paid to the Service on fiscal years 1999 through 2003 discussed above, we have reduced our interest accrual included in our estimated tax rate. Our effective tax rate for our third and fourth fiscal quarters of fiscal year 2005 are currently estimated to range between 38.5% and 39.0%, resulting in an annual effective tax rate of approximately 39.0% for the fiscal year ended November 30, 2005. We believe that our application of the federal income tax regulations in question, which have been applied consistently since being adopted in 1986 and have been subjected to previous IRS audits, is appropriate, and we intend to vigorously defend the merits of our position. It is important to note the federal American Jobs Creation Act of 2004 legislation, which was effective on October 23, 2004, provides owners of motorsports entertainment facility assets a seven-year recovery period for tax depreciation purposes. The motorsports provision applies prospectively from the date of enactment through January 1, 2008. Driven by our long-term capital investment strategy, we and others in the industry are pursuing a permanent seven-year prospective tax depreciation provision. The administrative appeals process within the Service is expected to take six to 18 months to complete. If our appeal is not resolved satisfactorily, we will evaluate all of our options, including litigation. In accordance with SFAS No. 109 "Accounting for Income Taxes," we have accrued a deferred tax liability based on the differences between our financial reporting and tax bases of such assets in our consolidated balance sheet as of May 31, 2005. While an adverse resolution of these matters could result in a material negative impact on cash flow, we believe that we have provided adequate reserves related to these matters in our consolidated financial statements as of May 31, 2005, and, as a result, do not expect that such an outcome would have a material adverse effect on results of operations.

Our cash flow from operations consists primarily of ticket, hospitality, merchandise, catering and concession sales and contracted revenues arising from television broadcast rights and marketing partnerships. While we expect our strong operating cash flow to continue in the future, our financial results depend significantly on a number of factors relating to consumer and corporate spending, including economic conditions affecting marketing dollars available from the motorsports industry's principal sponsors. Consumer and corporate spending could be adversely affected by economic, security and other lifestyle conditions, resulting in lower than expected future operating cash flows. General economic conditions were significantly and negatively impacted by the September 11, 2001 terrorist attacks and the war in Iraq and could be similarly affected by any future attacks or fear of such attacks, or by conditions resulting from other acts or prospects of war. Any future attacks or wars or related threats could also increase our expenses related to insurance, security or other related matters. While the items discussed above could adversely affect our financial success and future cash flow, we believe that cash flows from operations, along with existing cash, cash equivalents, short-term investments and available borrowings under our Credit Facility, will be sufficient to fund:

  operations and approved capital projects at existing facilities for the foreseeable future;
  payments required in connection with the funding of the Unified Government's debt service requirements related to the TIF bonds;
  payments related to our existing debt service commitments;
  any potential payments associated with our keepwell agreements; and
  any payment of tax that may ultimately occur as a result of the examination by the Service.

We intend to pursue further development and/or acquisition opportunities (including the possible development of new motorsports facilities, such as the New York metropolitan area, the Northwest US and other areas), the timing, size and success, as well as associated potential capital commitments of which, are unknown at this time. Accordingly, a material acceleration in our growth strategy could require us to obtain additional capital through debt and/or equity financings. Although there can be no assurance, we believe that adequate debt and equity financing will be available on satisfactory terms.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the six months ended May 31, 2005, there have been no material changes in our market risk exposures.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

Subsequent to May 31, 2005 and prior to the filing of this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at May 31, 2005 , and during the period prior to the filing of this report.

As a result of our acquisition of Martinsville in the third quarter of fiscal 2004, we have expanded our internal controls over financial reporting to include its operations. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 6, 2005 we filed a report on Form 8-K that reported under Item 8.01 the issuance of a press release that reported the directors elected at the annual meeting and the announcement of an annual dividend.

On May 19, 2005 we filed a report on Form 8-K that reported under Item 8.01 the issuance of a press release which announced our entering into an agreement with Casto Lifestyle Properties, L.P. ("Casto") to pursue a joint venture for the development of a commercial mixed-use shopping center project on approximately 50 acres currently owned by the Company.

On May 31, 2005 we filed a report on Form 8-K that reported under Items 1.01 and 8.01 that on May 24, 2005 Pennsylvania International Raceway, Inc., our indirect wholly-owned subsidiary, had entered into an agreement with Brookside Realty, Inc. for the sale of 158 acres on which Nazareth Speedway is located for approximately $19 million.

On June 3, 2005 we filed a report on Form 8-K that reported under Items 8.01 and 9.01 the issuance of a press release on June 2, 2005 which announced we had received a report from the Internal Revenue Service (the "IRS") requesting downward adjustments of approximately $33 and $37 million to our tax depreciation expense for the fiscal years ended November 30, 1999 and 2000, respectively.

On June 24, 2005 we filed a report on Form 8-K that reported under Items 8.01 and 9.01 the issuance of a press release on June 23, 2005 which announced we had identified a preferred site for the development of a motorsports facility in Kitsap County, approximately 20 miles outside of Seattle, Washington and had secured an option to purchase approximately 950 acres for the potential future home of an 80,000-seat, state-of-the-art racing venue.

On July 5, 2005 we filed a report on Form 8-K that reported under Item 1.02 that on July 1, Pennsylvania International Raceway, Inc., an indirect wholly-owned subsidiary of the Registrant, was notified by Brookside Realty, Inc. that the agreement for the sale of 158 acres on which Nazareth Speedway is located for approximately $19 million was terminated because Brookside had determined that timely and financially reasonable governmental approval of its proposed redevelopment of the real property was either unlikely or not feasible.

On July 7, 2005 we filed a report on Form 8-K that reported under Items 2.02, 7.01, 8.01 and 9.01 the issuance of a press release that reported earnings results for the second quarter and six months ended May 31, 2005, and updated earnings guidance.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)
Date:	7/7/2005	/s/ Susan G. Schandel
Susan G. Schandel, Senior Vice President & Chief Financial Officer