Form 10-Q
period 2005-08-31
INTERNATIONAL SPEEDWAY CORP
filed 2005-10-07
CIK 51548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2005
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

YES [X] NO [ ]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
Class A Common Stock	29,333,291 shares	as of August 31, 2005.
Class B Common Stock	23,988,778 shares	as of August 31, 2005

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets
	November 30, 2004	August 31, 2005
	(Unaudited)
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$160,978	$50,644
Short-term investments	115,000	94,575
Receivables, less allowance of $1,500 in 2004 and 2005	52,798	48,113
Inventories	7,267	9,947
Prepaid expenses and other current assets	5,032	27,446

Total Current Assets	341,075	230,725

Property and Equipment, net of accumulated depreciation of $265,489
and $302,504, respectively	969,095	1,137,967
Other Assets:
Equity investments	36,489	39,038
Intangible assets, net	148,989	149,502
Goodwill	99,265	99,507
Deposits with Internal Revenue Service	-	96,913
Other	24,597	23,685

	309,340	408,645

Total Assets	$1,619,510	$1,777,337

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$7,505	$505
Accounts payable	28,854	19,803
Deferred income	114,518	172,100
Income taxes payable	25,241	14,465
Other current liabilities	15,078	21,717

Total Current Liabilities	191,196	228,590

Long-Term Debt	369,315	369,096
Deferred Income Taxes	165,617	183,587
Long-Term Deferred Income	11,503	11,602
Other Long-Term Liabilities	141	81
Commitments and Contingencies	-	-
Shareholders' Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized;
28,858,934 and 29,333,291 issued and outstanding at November 30,
2004 and August 31, 2005, respectively	289	294
Class B Common Stock, $.01 par value, 40,000,000 shares authorized;
24,409,903 and 23,988,778 issued and outstanding at November 30,
2004 and August 31, 2005, respectively	244	240
Additional paid-in capital	696,882	699,865
Retained earnings	187,689	288,723
Accumulated other comprehensive loss	(22)	-

	885,082	989,122
Less: unearned compensation-restricted stock	3,344	4,741

Total Shareholders' Equity	881,738	984,381

Total Liabilities and Shareholders' Equity	$1,619,510	$1,777,337

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Three Months Ended
	August 31, 2004	August 31, 2005
	(Unaudited)

	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$56,085	$58,911
Motorsports related	74,821	85,219
Food, beverage and merchandise	22,027	20,316
Other	1,911	2,073

	154,844	166,519
EXPENSES:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	23,278	26,411
Motorsports related	31,401	32,493
Food, beverage and merchandise	14,960	13,573
General and administrative	22,999	24,934
Depreciation and amortization	11,158	13,089

	103,796	110,500

Operating income	51,048	56,019
Interest income	1,062	1,224
Interest expense	(4,833)	(3,225)
Equity in net income from equity investments	5,253	5,938

Income from continuing operations before income taxes	52,530	59,956
Income taxes	20,720	23,152

Income from continuing operations	31,810	36,804
Loss from discontinued operations, net of income taxes of $(160) and $(68)	(57)	(52)
Gain on sale of discontinued operations, net of income taxes of $27,589	36,337	-

Net income	$68,090	$36,752

Basic earnings per share:
Income from continuing operations	$0.60	$0.69
Loss from discontinued operations	-	-
Gain on sale of discontinued operations	0.68	-

Net income	$1.28	$0.69

Diluted earnings per share:
Income from continuing operations	$0.60	$0.69
Loss from discontinued operations	-	-
Gain on sale of discontinued operations	0.68	-

Net income	$1.28	$0.69

Dividends per share	$-	$-

Basic weighted average shares outstanding	53,092,962	53,141,565

Diluted weighted average shares outstanding	53,194,807	53,254,908

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Nine Months Ended
	August 31, 2004	August 31, 2005
	(Unaudited)

	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$146,157	$163,205
Motorsports related	209,696	274,188
Food, beverage and merchandise	55,713	59,176
Other	5,028	6,829

	416,594	503,398
EXPENSES:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	68,825	89,520
Motorsports related	77,588	92,220
Food, beverage and merchandise	35,846	38,212
General and administrative	65,722	71,176
Depreciation and amortization	32,777	37,538

	280,758	328,666

Operating income	135,836	174,732
Interest income	2,820	3,562
Interest expense	(17,301)	(9,585)
Loss on early redemption of debt	(4,988)	-
Equity in net income from equity investments	2,318	3,036

Income from continuing operations before income taxes	118,685	171,745
Income taxes	46,830	67,283

Income from continuing operations	71,855	104,462
Loss from discontinued operations, net of income taxes of $(3,368) and $(194)	(6,250)	(144)
Gain on sale of discontinued operation, net of income taxes of $27,589	36,337	-

Net income	$101,942	$104,318

Basic earnings per share:
Income from continuing operations	$1.35	$1.96
Loss from discontinued operations	(0.11)	-
Gain on sale of discontinued operations	0.68	-

Net income	$1.92	$1.96

Diluted earnings per share:
Income from continuing operations	$1.35	$1.96
Loss from discontinued operations	(0.11)	-
Gain on sale of discontinued operations	0.68	-

Net income	$1.92	$1.96

Dividends per share	$0.06	$0.06

Basic weighted average shares outstanding	53,079,888	53,123,541

Diluted weighted average shares outstanding	53,175,098	53,236,759

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statement of Shareholders' Equity

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Unearned Compensation Restricted Stock	Total Shareholders' Equity

	(Unaudited)
	(In Thousands)

Balance at November 30, 2004	$289	$244	$696,882	$187,689	$(22)	$(3,344)	$881,738
Activity 12/1/04 - 8/31/05:
Comprehensive income
Net income	-	-	-	104,318	-	-	104,318
Interest rate swap	-	-	-	-	22	-	22

Total comprehensive income							104,340
Cash dividends ($.06 per share)	-	-	-	(3,199)	-	-	(3,199)
Restricted stock grant	1	-	2,906	-	-	(2,907)	-
Reacquisition of previously issued
common stock	-	-	(426)	(85)	-	-	(511)
Exercise of stock options	-	-	430	-	-	-	430
Conversion of Class B Common Stock
to Class A Common Stock	4	(4)	-	-	-	-	-
Forfeiture of restricted shares	-	-	(74)	-	-	46	(28)
Income tax benefit related to restricted
stock plan	-	-	147	-	-	-	147
Amortization of unearned compensation	-	-	-	-	-	1,464	1,464

Balance at August 31, 2005	$294	$240	$699,865	$288,723	$-	$(4,741)	$984,381

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Nine Months Ended
	August 31, 2004	August 31, 2005
	(Unaudited)

	(In Thousands)
OPERATING ACTIVITIES
Net income	$101,942	$104,318
Adjustments to reconcile net income to net cash provided by
operating activities:
Gain on sale of discontinued operations	(63,926)	-
Depreciation and amortization	32,777	37,538
Discontinued operations depreciation	1,245	-
Amortization of unearned compensation	1,270	1,436
Amortization of financing costs	91	430
Deferred income taxes	48,069	17,970
Undistributed income from equity investments	(2,318)	(3,036)
Impairment of long-lived assets	13,217	-
Loss on early redemption of debt	4,988	-
Other, net	608	431
Changes in operating assets and liabilities:
Receivables, net	(4,267)	4,748
Inventories, prepaid expenses and other assets	(17,861)	(25,160)
Deposits with Internal Revenue Service	-	(96,913)
Accounts payable and other liabilities	6,117	(5,614)
Deferred income	48,785	57,681
Income taxes	(3,152)	(10,629)

Net cash provided by operating activities	167,585	83,200

INVESTING ACTIVITIES
Capital expenditures	(71,524)	(203,535)
Proceeds from asset disposals	85	29
Acquisition of businesses	(193,745)	(764)
Proceeds from sale of discontinued operations	100,391	-
Proceeds from affiliate	-	487
Proceeds from short-term investments	225	305,025
Purchases of short-term investments	(205,225)	(284,600)
Other, net	(477)	114

Net cash used in investing activities	(370,270)	(183,244)

FINANCING ACTIVITIES
Proceeds from long-term debt	299,570	-
Payment of long-term debt	(231,500)	(7,000)
Payment of long-term debt redemption premium	(5,340)	-
Proceeds from interest rate swaps	2,771	-
Cash dividends paid	(3,196)	(3,199)
Deferred financing costs	(2,473)	(10)
Reacquisition of previously issued common stock	(386)	(511)
Exercise of Class A common stock options	399	430

Net cash provided by (used in) financing activities	59,845	(10,290)

Net decrease in cash and cash equivalents	(142,840)	(110,334)
Cash and cash equivalents at beginning of period	223,973	160,978

Cash and cash equivalents at end of period	$81,133	$50,644

See accompanying notes.

International Speedway Corporation Notes to Consolidated Financial Statements August 31, 2005 (Unaudited)
1. Basis of Presentation

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States but do not include all of the information and disclosures required for complete financial statements. The balance sheet at November 30, 2004, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest annual report on Form 10-K for International Speedway Corporation and its wholly owned subsidiaries (the "Company"). In management's opinion, the statements include all adjustments, which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to conform to the financial presentation at August 31, 2005.

Because of the seasonal concentration of racing events, the results of operations for the for the three- and nine-month periods ended August 31, 2004 and 2005 are not indicative of the results to be expected for the year.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the three- and nine-month periods ended August 31 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	August 31, 2004	August 31, 2005	August 31, 2004	August 31, 2005

Net income, as reported	$68,090	$36,752	$101,942	$104,318
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	285	317	771	875
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(344)	(369)	(916)	(1,007)

Pro forma net income	$68,031	$36,700	$101,797	$104,186

Earnings per share:
Basic - as reported	$1.28	$0.69	$1.92	$1.96

Basic - pro forma	$1.28	$0.69	$1.92	$1.96

Diluted - as reported	$1.28	$0.69	$1.92	$1.96

Diluted - pro forma	$1.28	$0.69	$1.91	$1.96

2. New Accounting Pronouncements

In December 2004 the FASB issued revised SFAS No. 123R, "Share-Based Payment." SFAS No. 123R sets accounting requirements for "share-based" compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123R is effective in annual periods beginning after June 15, 2005. The Company will be required to adopt SFAS No. 123R in its first quarter of fiscal 2006 and currently discloses the effect on net (loss) income and (loss) earnings per share of the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company's adoption of SFAS 123R is not expected to have a material impact on its financial position or results of operations.

In December 2004 the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29." SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company's adoption of SFAS No. 153 in the fourth quarter of fiscal 2005 is not expected to have an impact on its financial position or results of operations.

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

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three- and nine-month periods ended August 31 (in thousands, except share amounts):
	Three Months Ended		Nine Months Ended
	August 31, 2004	August 31, 2005	August 31, 2004	August 31, 2005

Basic and diluted numerator:
Income from continuing operations	$31,810	$36,804	$71,855	$104,462
Loss from discontinued operations	(57)	(52)	(6,250)	(144)
Gain on sale of discontinued operations	36,337	-	36,337	-

Net income	$68,090	$36,752	$101,942	$104,318

Basic earnings per share denominator:
Weighted average shares outstanding	53,092,962	53,141,565	53,079,888	53,123,541

Basic earnings per share:
Income from continuing operations	$0.60	$0.69	$1.35	$1.96
Loss from discontinued operations	-	-	(0.11)	-
Gain on sale of discontinued operations	0.68	-	0.68	-

Net income	$1.28	$0.69	$1.92	$1.96

Diluted earnings per share denominator:
Weighted average shares outstanding	53,092,962	53,141,565	53,079,888	53,123,541
Common stock options	18,033	24,803	11,123	22,287
Contingently issuable shares	83,812	88,540	84,087	90,931

Diluted weighted average shares
outstanding	53,194,807	53,254,908	53,175,098	53,236,759

Diluted earnings per share:
Income from continuing operations	$0.60	$0.69	$1.35	$1.96
Loss from discontinued operations	-	-	(0.11)	-
Gain on sale of discontinued operations	0.68	-	0.68	-

Net income	$1.28	$0.69	$1.92	$1.96

Anti-dilutive shares excluded in the
computation of diluted earnings per share	-	-	1,090	-

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

In August 2004, the Company announced its intention to request realignment of the NASCAR Busch Series and Indy Racing League IndyCar Series events, then conducted at Nazareth Speedway ("Nazareth"), to other motorsports facilities within its portfolio starting in fiscal 2005 and its intention to suspend indefinitely major motorsports event operations at the facility after completion of its fiscal 2004 events. For the 2005 event season, the aforementioned events have been realigned to the Company's Watkins Glen facility. During the fourth quarter of fiscal 2004 the Company decided to pursue the sale of its Nazareth property.

The operations of North Carolina and Nazareth were included in the Motorsports Event segment. In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" the results of operations of North Carolina and Nazareth are presented as discontinued operations in all periods presented. During the three- and nine-month periods ended August 31, 2004, revenues recognized by North Carolina and Nazareth totaled approximately $1.6 million and $17.0 million, respectively, and pre-tax income was approximately $63.7 million and $54.3 million, respectively. During the three- and nine-month periods ended August 31, 2005, there were no revenues recognized by Nazareth and its pre-tax loss was approximately $120,000 and $338,000, respectively. Nazareth's assets held for sale included in property and equipment, net of accumulated depreciation, totaled approximately $6.8 million at November 30, 2004 and August 31, 2005. Unless indicated otherwise, all disclosures in the notes to the consolidated financial statements relate to continuing operations.

5. Goodwill and Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of the major classes of intangible assets relating to the Motorsports Event segment are as follows (in thousands):

.

	November 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized intangible assets:
Food, beverage and merchandise contracts	$276	$88	$188

Total amortized intangible assets	276	88	188
Non-amortized intangible assets:
NASCAR sanction agreements	148,000	-	148,000
Water rights	535	-	535
Liquor licenses	266	-	266

Total non-amortized intangible assets	148,801	-	148,801

Total intangible assets	$149,077	$88	$148,989

	August 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized intangible assets:
Customer database	$500	$75	$425
Food, beverage and merchandise contracts	276	129	147

Total amortized intangible assets	776	204	572
Non-amortized intangible assets:
NASCAR sanction agreements	148,000	-	148,000
Water rights	535	-	535
Liquor licenses	266	-	266
Trademarks and tradenames	129	-	129

Total non-amortized intangible assets	148,930	-	148,930

Total intangible assets	$149,706	$204	$149,502

The following table presents current and expected amortization expense of the existing intangible assets as of August 31, 2005 for each of the following periods (in thousands):
Aggregate amortization expense:
For the nine months ended August 31, 2005	$116
Estimated amortization expense for the year ending November 30:
2005	$155
2006	143
2007	143
2008	143
2009	101

The changes in the carrying value of goodwill are as follows (in thousands):
Balance at November 30, 2004	$99,265
Goodwill acquired	70
Adjustments	172

Balance at August 31, 2005	$99,507

Goodwill acquired consists of internet based web-portal operations included in our Motorsports Event segment, acquired in December 2004. Goodwill adjustments relate to certain estimated expenses associated with the July 2004 Martinsville Speedway acquisition.

6. Long-Term Debt
Long-term debt consists of the following (in thousands):
	November 30, 2004	August 31, 2005

4.20% Senior Notes due 2009	$151,679	$151,393
5.40% Senior Notes due 2014	149,894	149,903
TIF bond debt service funding commitment	68,247	68,305
Term Loan	7,000	-

	376,820	369,601
Less: current portion	7,505	505

	$369,315	$369,096

On April 23, 2004, the Company completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, the Company completed an offer to exchange these unsecured senior notes for registered senior notes with substantially identical terms ("2004 Senior Notes"). At August 31, 2005, outstanding 2004 Senior Notes totaled approximately $301.3 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 4.2% and are due April 2009 ("4.2% Senior Notes"), and $150.0 million principal amount unsecured senior notes, which bear interest at 5.4% and are due April 2014. The 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at the option of the Company, at any time or from time to time at redemption prices as defined in the indenture. The Company's subsidiaries are guarantors of the 2004 Senior Notes. The 2004 Senior Notes also contain various restrictive covenants. Total gross proceeds from the sale of the 2004 Senior Notes were $300.0 million, net of discounts of approximately $431,000 and approximately $2.6 million of deferred financing fees. The deferred financing fees will be treated as additional interest expense and amortized over the life of the 2004 Senior Notes on a straight-line method, which approximates the effective yield method. In March 2004, the Company entered into interest rate swap agreements to effectively lock in the interest rate on approximately $150.0 million of the 4.2% Senior Notes. The Company terminated these interest rate swap agreements on April 23, 2004 and received approximately $2.2 million, which is being amortized over the life of the 4.2% Senior Notes.

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

In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas ("Unified Government"), issued approximately $71.3 million in taxable special obligation revenue ("TIF") bonds in connection with the financing of construction of Kansas Speedway. At August 31, 2005, outstanding TIF bonds totaled approximately $68.3 million, net of the unamortized discount, which is comprised of a $19.8 million principal amount, 6.15% term bond due December 1, 2017 and $49.7 million principal amount, 6.75% term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes ("Funding Commitment") by the Company's wholly-owned subsidiary, Kansas Speedway Corporation ("KSC"). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation. The bond financing documents contain various restrictive covenants.

The Company has a $300.0 million revolving credit facility ("Credit Facility"), which is scheduled to mature in September 2008 and accrues interest at LIBOR plus 62.5 - 150 basis points, based on the Company's highest debt rating as determined by specified rating agencies. At August 31, 2005, the Company did not have any borrowings outstanding under the Credit Facility. The Credit Facility contains various restrictive covenants.

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

Total interest incurred by the Company was approximately $4.8 million and $3.2 million for the three months ended August 31, 2004 and 2005, respectively, and $17.3 million and $9.6 million for the nine months ended August 31, 2004 and 2005, respectively. Total interest capitalized for the three months ended August 31, 2004 and 2005, was approximately $356,000 and $1.8 million, respectively, and approximately $829,000 and $5.7 million for the nine months ended August 31, 2004 and 2005, respectively.

Financing costs of approximately $7.8 million and $7.2 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2004 and August 31, 2005, respectively.

These costs are being amortized on a straight-line method, which approximates the effective yield method, over the life of the related financing.
7. Related Party Disclosures and Transactions

All of the racing events that take place during the Company's fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association ("AHRMA"), the American Motorcyclist Association ("AMA"), the Automobile Racing Club of America ("ARCA"), the Clear Channel-Championship Cup Series ("CCS"), the Federation Internationale de l'Automobile ("FIA"), the Federation Internationale Motocycliste ("FIM"), the Grand American Road Racing Association ("Grand American"), Historic Sportscar Racing ("HSR"), the International Race of Champions ("IROC"), IPOWERacing, the Indy Racing League ("IRL"), the National Association for Stock Car Auto Racing, Inc. ("NASCAR"), the National Hot Rod Association (" NHRA"), the Sports Car Club of America ("SCCA"), the Sportscar Vintage Racing Association ("SVRA"), the United States Auto Club ("USAC") and the World Karting Association ("WKA"). NASCAR, which sanctions some of the Company's principal racing events, is a member of the France Family Group which controls in excess of 60% of the combined voting power of the outstanding stock of the Company, and some members of which serve as directors and officers of the Company. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR from continuing operations for disbursement to competitors, which are exclusive of NASCAR sanction fees, totaled approximately $19.8 million and $22.5 million for the three months ended August 31, 2004 and 2005, respectively, and approximately $59.7 million and $78.0 million for the nine months ended August 31, 2004 and 2005, respectively.

Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors for events at North Carolina and Nazareth included in discontinued operations totaled approximately $5.4 million for the nine-month period ended August 31, 2004. There were no prize and point fund monies paid by the Company to NASCAR related to the discontinued operations for the three-month period ended August 31, 2004 and the three- and nine-month periods ended August 31, 2005.

NASCAR contracts directly with certain network providers for television rights to the entire NASCAR NEXTEL Cup and NASCAR Busch series schedules. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR NEXTEL Cup and NASCAR Busch series event. Under the terms of this arrangement, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR NEXTEL Cup or NASCAR Busch series event as a component of its sanction fees and remits the remaining 90% to the event promoter. The event promoter pays 25% of the gross broadcast rights fees allocated to the event as part of the previously discussed prize money paid to NASCAR for disbursement to competitors. The Company's television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR NEXTEL Cup and NASCAR Busch series events conducted at its wholly-owned facilities were $36 million and $43.3 million for the three months ended August 31, 2004 and 2005, respectively, and approximately $115.0 million and $159.5 million for the nine months ended August 31, 2004 and 2005, respectively.

Television broadcast and ancillary rights fees received from NASCAR for the NASCAR NEXTEL Cup and NASCAR Busch series events conducted at North Carolina and Nazareth included in discontinued operations totaled approximately $64,000 and $9.4 million for the three- and nine-month periods ended August 31, 2004, respectively. There were no amounts received related to the discontinued operations for the three- and nine-month periods ended August 31, 2005, respectively.

8. Commitments and Contingencies
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds ("2002 STAR Bonds") totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway's boundaries and are not the Company's obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At August 31, 2005, the Unified Government had $5.1 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC's guarantee of the 2002 STAR Bonds.

The Company is a member of Motorsports Alliance, LLC ("Motorsports Alliance") (owned 50% by the Company and 50% by Indianapolis Motor Speedway LLC), which owns 75% of Raceway Associates, LLC ("Raceway Associates"). Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway. Raceway Associates has a term loan arrangement, which requires quarterly principal and interest payments and matures November 15, 2012, and a $15 million secured revolving credit facility, which matured in September 2005. Raceway Associates is currently in the process of negotiating a new revolving credit facility. At August 31, 2005, Raceway Associates had approximately $34.4 million outstanding under its term loan and no borrowings outstanding under its then existing credit facility. Under a keepwell agreement, the members of Motorsports Alliance have agreed to provide financial assistance to Raceway Associates, if necessary, on a pro rata basis to support its performance under its term loan and credit facility.

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

In connection with the Company's automobile and workers' compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling $2.7 million at August 31, 2005. The letters of credit expire on December 15, 2005 and are automatically renewed on an annual basis. At August 31, 2005, there were no amounts drawn on the standby letters of credit.

The Internal Revenue Service (the "Service") is currently performing a periodic examination of the Company's federal income tax returns for the years ended November 30, 1999 through 2004 and has challenged the tax depreciation treatment for a significant portion of its motorsports entertainment facility assets. In May 2005, the Company received a report from the Service requesting downward adjustments to its tax depreciation expense for the fiscal years ended November 30, 1999 and 2000, respectively, which could potentially result in the reclassification of approximately $24.7 million of tax liability from deferred to current. Including related interest, the combined after-tax cash flow impact of these requested adjustments is approximately $32.9 million. In order to prevent incurring additional interest, the Company deposited the requested approximately $32.9 million for the fiscal years ended November 30, 1999 and 2000, with the Service in June 2005. Additional adjustments to the Company's tax depreciation expense are expected to be requested later by the Service for fiscal years ended November 30, 2001 through 2004. Including related interest, the Company estimates the combined after-tax cash flow impact of these additional federal tax adjustments, and related state tax revisions for all periods, to range between $90.0 million and $110.0 million. Accordingly, to further prevent incurring interest the Company deposited approximately $64.0 million with the Service in late June 2005 related to the anticipated federal tax adjustments for fiscal years 2001 through 2003 and it expects to deposit amounts relating to fiscal year 2004 in the next six to nine months. The Company's deposits are not a payment of tax, and it will receive accrued interest on any of these funds ultimately returned to it. At August 31, 2005, the approximately $96.9 million previously described deposits with the Service are classified as long-term assets in the Company's consolidated financial statements. The Company believes that its application of the federal income tax regulations in question, which have been applied consistently since being adopted in 1986 and have been subjected to previous IRS audits, is appropriate, and it intends to vigorously defend the merits of its position. The administrative appeals process within the Service is currently expected to take nine to 21 months to complete. If the Company's appeal is not resolved satisfactorily, it will evaluate all of its options, including litigation. In accordance with SFAS No. 109 "Accounting for Income Taxes," the Company has

accrued a deferred tax liability based on the differences between its financial reporting and tax bases of such assets in its consolidated balance sheet as of August 31, 2005. While an adverse resolution of these matters could result in a material negative impact on cash flow, the Company believes that it has provided adequate reserves related to these matters in its consolidated financial statements as of August 31, 2005.

The Company believes that its existing cash, cash equivalents and short-term investments, combined with the cash provided by current operations and available borrowings under its Credit Facility will be sufficient to fund its: (i) operations and approved capital projects at existing facilities for the foreseeable future; (ii) payments required in connection with the funding of the Unified Government's debt service requirements related to the TIF bonds; (iii) payments related to its existing debt service commitments; (iv) equity contributions and loans to the newly formed SMISC, LLC joint venture (see Note 11); (v) any potential payments associated with its keepwell agreements; (vi) any payment of tax that may ultimately occur as a result of the examination by the Service; and (vii) the fees and expenses incurred in connection with the current legal proceeding discussed in this Note.

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

Current Litigation

On July 13, 2005, Kentucky Speedway, LLC filed a civil action in the Eastern District of Kentucky against NASCAR and the Company alleging that "NASCAR and ISC have acted, and continue to act, individually and in combination and collusion with each other and other companies that control tracks hosting NASCAR NEXTEL Cup Series, to illegally restrict the award of ... NASCAR NEXTEL Cup Series [races]." The complaint seeks damages and an injunction requiring NASCAR to establish a competitive bidding process for NEXTEL Cup events and prohibiting further violations of the antitrust laws. Other than some vaguely conclusory allegations, the complaint fails to specify any conduct by International Speedway Corporation (ISC) other than conducting and growing its motorsports entertainment business for the benefit of its shareholders. The Company believes the allegations to be without merit and intends to defend itself vigorously. The Company has retained counsel and is pursuing defenses to the suit while maintaining potential counterclaim remedies available to it to recover the damages caused by the filing of the suit. On September 12, 2005 counsel for the Company filed a motion to dismiss the complaint for improper jurisdiction and venue as well as the lack of any antitrust injury allegations. While it is premature to quantify either the likelihood or the potential magnitude of an adverse decision, the fees and expenses associated with the defense of this suit are not covered by insurance and could adversely impact the Company's financial condition or results of operations and cash flows, even if we ultimately prevail. Further, the time devoted to this matter by management and the possible impact of litigation on business negotiations occurring prior to resolution of this matter could also adversely impact our financial condition or results of operations and cash flows. Finally, even if the direct effect of the resolution of this case does not result in a material adverse impact on us, it is possible that the resolution of this case could result in industry‑wide changes in the way race schedules are determined by sanctioning bodies, which could indirectly have a material adverse impact on us.

9. Segment Reporting
The following tables provide segment reporting of the Company for the three- and nine- month periods ended August 31, 2004 and 2005 (in thousands):

	Three Months Ended August 31, 2004

	Motorsports Event	All Other	Total

Revenues	$141,010	$15,437	$156,447
Depreciation and amortization	9,717	1,441	11,158
Operating income	46,667	4,381	51,048
Capital expenditures	27,728	4,237	31,965
Total assets	1,351,695	240,493	1,592,188
Equity investments	36,023	-	36,023

	Three Months Ended August 31, 2005

	Motorsports Event	All Other	Total

Revenues	$155,472	$14,166	$169,638
Depreciation and amortization	11,243	1,846	13,089
Operating income	51,638	4,381	56,019
Capital expenditures	25,852	11,526	37,378
Total assets	1,533,319	244,018	1,777,337
Equity investments	39,038	-	39,038

	Nine Months Ended August 31, 2004

	Motorsports Event	All Other	Total

Revenues	$386,320	$37,633	$423,953
Depreciation and amortization	28,545	4,232	32,777
Operating income	125,967	9,869	135,836
Capital expenditures	53,742	17,782	71,524

	Nine Months Ended August 31, 2005

	Motorsports Event	All Other	Total

Revenues	$475,109	$35,674	$510,783
Depreciation and amortization	32,405	5,133	37,538
Operating income	166,054	8,678	174,732
Capital expenditures	180,944	22,591	203,535

Intersegment revenues were approximately $1.6 million and $3.1 million for the three months ended August 31, 2004 and 2005, respectively and approximately $7.4 million for both of the nine months ended August 31, 2004 and 2005, respectively.

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

Included in the tables below, are condensed consolidating balance sheets as of November 30, 2004 and August 31, 2005, and the condensed consolidating statements of operations for the three- and nine-month periods ended August 31, 2004 and 2005, and the condensed consolidating statements of cash flows for the nine-month periods ended August 31, 2004 and 2005, of: (a) the Parent; (b) the guarantor subsidiaries; (c) elimination entries necessary to consolidate Parent with guarantor subsidiaries; and (d) the Company on a consolidated basis (in thousands).

	Condensed Consolidating Balance Sheet at November 30, 2004

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Current assets	$ 11,615	$ 341,898	$ (12,438)	$ 341,075
Property and equipment, net	179,537	789,558	-	969,095
Advances to and investments in subsidiaries	1,461,951	374,952	(1,836,903)	-
Other assets	16,380	292,960	-	309,340

Total Assets	$ 1,669,483	$ 1,799,368	$ (1,849,341)	$ 1,619,510

Current liabilities	$ 44,963	$ 145,499	$ 734	$ 191,196
Long-term debt	676,525	135,042	(442,252)	369,315
Deferred income taxes	48,617	117,000	-	165,617
Other liabilities	32	11,612	-	11,644
Total shareholders' equity	899,346	1,390,215	(1,407,823)	881,738

Total Liabilities and Shareholders' Equity	$ 1,669,483	$ 1,799,368	$ (1,849,341)	$ 1,619,510

	Condensed Consolidating Balance Sheet at August 31, 2005

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Current assets	$15,515	$234,199	$(18,989)	$230,725
Property and equipment, net	183,194	954,773	-	1,137,967
Advances to and investments in subsidiaries	1,667,095	738,765	(2,405,860)	-
Other assets	113,266	295,379	-	408,645

Total Assets	$1,979,070	$2,223,116	$(2,424,849)	$1,777,337

Current liabilities	$33,625	$192,866	$2,099	$228,590
Long-term debt	1,040,060	205,645	(876,609)	369,096
Deferred income taxes	64,833	118,754	-	183,587
Other liabilities	21	11,662	-	11,683
Total shareholders' equity	840,531	1,694,189	(1,550,339)	984,381

Total Liabilities and Shareholders' Equity	$1,979,070	$2,223,116	$(2,424,849)	$1,777,337

	Condensed Consolidating Statement of Operations For The Three Months Ended August 31, 2004

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$583	$179,926	$(25,665)	$154,844
Total expenses	7,063	122,398	(25,665)	103,796
Operating (loss) income	(6,480)	57,528	-	51,048
Interest and other income, net	24,161	7,376	(30,055)	1,482
Income from continuing operations	2,047	59,818	(30,055)	31,810
Net income	2,047	96,098	(30,055)	68,090

	Condensed Consolidating Statement of Operations For The Three Months Ended August 31, 2005

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$591	$194,562	$(28,634)	$166,519
Total expenses	7,526	131,608	(28,634)	110,500
Operating (loss) income	(6,935)	62,954	-	56,019
Interest and other (expense) income, net	(4,088)	10,799	(2,774)	3,937
(Loss) income from continuing operations	(26,197)	65,775	(2,774)	36,804
Net (loss) income	(26,197)	65,723	(2,774)	36,752

	Condensed Consolidating Statement of Operations For The Nine Months Ended August 31, 2004

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$1,664	$495,073	$(80,143)	$416,594
Total expenses	23,482	337,419	(80,143)	280,758
Operating (loss) income	(21,818)	157,654	-	135,836
Interest and other income (expense), net	16,261	8,208	(41,620)	(17,151)
(Loss) income from continuing operations	(35,289)	148,764	(41,620)	71,855
Net (loss) income	(35,289)	178,851	(41,620)	101,942

	Condensed Consolidating Statement of Operations For The Nine Months Ended August 31, 2005

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$1,706	$614,221	$(112,529)	$503,398
Total expenses	23,129	418,066	(112,529)	328,666
Operating (loss) income	(21,423)	196,155	-	174,732
Interest and other income (expense), net	4,674	13,669	(21,330)	(2,987)
(Loss) income from continuing operations	(57,118)	182,910	(21,330)	104,462
Net (loss) income	(57,118)	182,766	(21,330)	104,318

	Condensed Consolidating Statement of Cash Flows For The Nine Months Ended August 31, 2004

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$18,685	$190,862	$(41,962)	$167,585
Net cash used in investing activities	(84,514)	(327,718)	41,962	(370,270)
Net cash provided by (used in) financing activities	66,345	(6,500)	-	59,845

	Condensed Consolidating Statement of Cash Flows For The Nine Months Ended August 31, 2005

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(149,912)	$246,526	$(13,414)	$83,200
Net cash provided by (used in) investing activities	152,843	(349,501)	13,414	(183,244)
Net cash used in financing activities	(3,290)	(7,000)	-	(10,290)

11. Joint Venture
On August 30, 2005, the Company and Speedway Motorsports Inc. ("SMI") announced they had entered into a 50/50 joint venture named SMISC, LLC, which will conduct business under the name Motorsports Authentics, to produce, market and sell motorsports licensed merchandise, including apparel and souvenirs. Also on August 30, 2005, they announced that SMISC, LLC and an indirect subsidiary named Motorsports Authentics, Inc had entered into a definitive agreement dated August 29, 2005 to purchase Action Performance Companies Inc. ("Action") for $13.00 per common share, or approximately $245 million, in cash. The acquisition is structured as a merger of Motorsports Authentics, Inc., with and into Action, and the surviving entity will be operated by Motorsports Authentics. The acquisition is expected to close by December 31, 2005, and is subject to several conditions including Action shareholder approval, regulatory approvals required under the Hart-Scott-Rodino Act, consents and certificates from certain counterparties to Action's material contracts as well as the lack of any material adverse event to Action's business. Upon closing of the Action acquisition the Company will contribute 50% of the purchase price to SMISC, LLC utilizing its existing cash and borrowings from its Credit Facility and SMI will contribute the other 50%.
The Company expects to account for its 50% ownership of the joint venture investment in Motorsports Authentics as an equity investment.

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

Long-lived Assets, Goodwill and Other Intangible Assets. Our consolidated balance sheets include significant amounts of long-lived assets, goodwill and other intangible assets. Current accounting standards require testing these assets for impairment, either upon the occurrence of an impairment indicator or annually, based on assumptions regarding our future business outlook. While we continue to review and analyze many factors that can impact our business prospects in the future, our analyses are subjective and are based on conditions existing at and trends leading up to the time the assumptions are made. Actual results could differ materially from these assumptions. Our judgments with regard to our future business prospects could impact whether or not an impairment is deemed to have occurred, as well as the timing of the recognition of such an impairment charge.

Equity Method of Accounting. We apply the equity method accounting for our investment in joint ventures and other investees whenever we can exert significant influence on the investee but do not have effective control over the investee. We periodically evaluate these equity investments for potential impairment where the decline in value is determined to be other than temporary.

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

Derivative Instruments. From time to time, we utilize derivative instruments in the form of interest rate swaps to assist in managing our interest rate risk. We do not enter into any interest rate swap derivative instruments for trading purposes. While we currently are not utilizing interest rate swap derivative instruments, all historically have qualified for the use of the "short-cut" method of accounting to assess hedge effectiveness in accordance with Statement of Financial Accounting Standard ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, and were recognized in our consolidated balance sheet at their fair value. Our investment in Proximities, Inc. Series B Preferred Stock includes an option to convert said stock into common stock. This conversion feature represents an embedded derivative, which is carried at its estimated fair value with the change in fair value being recognized in earnings in accordance with SFAS No. 133, as amended.

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

Fiscal 2001 was our first year under NASCAR's multi-year consolidated television broadcast rights agreements with NBC Sports, Turner Sports, FOX and FX. These agreements cover the domestic broadcast of NASCAR's NEXTEL Cup and Busch series racing seasons from 2001 through 2006. The expected industry increase for fiscal 2005 is 18%. As media rights revenues increase so do the variable costs tied to the percentage of broadcast rights fees required to be paid to competitors as part of NASCAR NEXTEL Cup and NASCAR Busch series sanction agreements. Television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR NEXTEL Cup and NASCAR Busch series events conducted at our wholly-owned facilities during the three months and nine months ended August 31, 2005 were approximately $43.3 million and $159.5 million, respectively, as compared to approximately $36.0 million and $115.0 million, respectively, during the same periods of the prior year.

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

NASCAR has begun the process to negotiate the next consolidated broadcast rights agreement which would take effect starting in 2007, and we expect an announcement from NASCAR in late 2005 or early 2006 regarding the new agreement. NASCAR recently announced that it did not elect to exercise its two-year option with FOX, a move that had been widely anticipated. From published reports, we believe that NASCAR's current broadcast partners are very pleased with the property, and are interested in renewing their agreements. In addition, other broadcasters have been public about their interest in broadcasting the sport. At this time we do not know what financial arrangements, length of term or structure will be included in the new agreement. The current broadcast agreements contain an approximately $400 million industry average annual rights fee with a 17% average annual growth rate that results in a 2006 total industry rights fee of approximately $570 million. This 2006 rights fee is approximately 43% percent higher than the approximately $400 million average annual fee for the current agreement. We believe the new agreement will include a substantial double-digit increase over the $400 million annual industry average with single-digit escalators over the term of the contract. This level of increase is comparable with other established sports properties.

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

An important component of our operating strategy has been our long-standing practice of focusing closely on supply and demand regarding additional capacity at our facilities. We continually evaluate the demand for our most popular racing events in order to add capacity that we believe will provide an acceptable rate of return on invested capital. Through prudent expansion, we attempt to keep demand at a higher level than supply, which stimulates ticket renewals and advance sales. Advance ticket sales result in earlier cash flow and reduce the potential negative impact of actual and forecasted inclement weather on ticket sales. While we will join with sponsors to offer promotions to generate additional ticket sales, we avoid rewarding last-minute ticket buyers by discounting tickets. We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth than to capture short-term incremental revenue. We recognize that a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment and other lifestyle and business conditions, can negatively impact attendance at our events. In fiscal 2005 we instituted modest increases in our weighted average ticket prices and have expanded capacity at certain of our facilities, including approximately 1,600 additional seats at Kansas Speedway ("Kansas"), 870 grandstand seats and 16 suites at Homestead-Miami Speedway ("Miami") and 900 club seats along with six incremental suites at Michigan International Speedway ("Michigan"). We will continue to evaluate expansion opportunities, as well as the pricing and packaging of our tickets and other products, on an ongoing basis. Over the long term, we plan to continue to expand capacity at our speedways.

Since we compete with newer entertainment venues for patrons and sponsors, we will continue to evaluate opportunities to enhance our facilities, thereby producing additional revenue generating opportunities for us and improving the experience for our guests. One major example of these efforts is the infield renovation at Daytona International Speedway ("Daytona") that was completed for the start of the 2005 racing season. The new infield features numerous fan amenities and unique revenue generating opportunities, including garage walk-through areas, additional merchandise and concessions vending areas, waterfront luxury recreational vehicle parking areas, a large tunnel to accommodate team haulers and guest recreational vehicles in and out of the infield and other special amenities such as the infield's signature structure, the Daytona 500 Club. The fan and guest response to our renovation efforts at Daytona has been overwhelmingly positive and has resulted in incremental direct and, we believe, indirect revenue generation. Another significant example of our efforts to enhance the fan experience includes the renovation of Michigan's front stretch, including new ticket gates, new vendor and display areas, and several new concession stands, as well as the aforementioned addition of 900 new club seats and six incremental luxury suites.

From time to time, we are a party to routine litigation incidental to our business. We do not believe that the resolution of any or all of such litigation will have a material adverse effect on our financial condition or results of operations.

In addition to such routine litigation incident to its business, the Company is a party to other legal proceedings described below.

Current Litigation

On July 13, 2005, Kentucky Speedway, LLC filed a civil action in the Eastern District of Kentucky against NASCAR and us alleging that "NASCAR and ISC have acted, and continue to act, individually and in combination and collusion with each other and other companies that control tracks hosting NASCAR NEXTEL Cup Series, to illegally restrict the award of ... NASCAR NEXTEL Cup Series [races]." The complaint seeks damages and an injunction requiring NASCAR to establish a competitive bidding process for NEXTEL Cup events and prohibiting further violations of the antitrust laws. Other than some vaguely conclusory allegations, the complaint fails to specify any conduct by International Speedway Corporation ("ISC") other than conducting and growing its motorsports entertainment business for the benefit of its shareholders. We believe the allegations to be without merit and intend to defend ourself vigorously. We have retained counsel and are pursuing defenses to the suit while maintaining potential counterclaim remedies available to us to recover the damages caused by the filing of the suit. On September 12, 2005 our counsel filed a motion to dismiss the complaint for improper jurisdiction and venue as well as the lack of any antitrust injury allegations. While it is premature to quantify either the likelihood or the potential magnitude of an adverse decision, the fees and expenses associated with the defense of this suit are not covered by insurance and could adversely impact our financial condition or results of operations and cash flows, even if we ultimately prevail. Further, the time devoted to this matter by management and the possible impact of litigation on business negotiations occurring prior to resolution of this matter could also adversely impact our financial condition or results of operations and cash flows. Finally, even if the direct effect of the resolution of this case does not result in a material adverse impact on us, it is possible that the resolution of this case could result in industry‑wide changes in the way race schedules are determined by sanctioning bodies, which could indirectly have a material adverse impact on us.

The postponement or cancellation of one or more major motorsports events could adversely impact our future operating results. A postponement or cancellation could be caused by a number of factors, including inclement weather, a general postponement or cancellation of all major sporting events in this country (as occurred following the September 11, 2001 terrorist attacks), a terrorist attack at any mass gathering or fear of such an attack, conditions resulting from the war in Iraq or other acts or prospects of war.

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

Because of the seasonal concentration of racing events, the results of operations for the three-and nine-month periods ended August 31, 2004 and 2005 are not indicative of the results to be expected for the year.

Comparison of the Results for the Three and Nine Months Ended August 31, 2005 to the Results for the Three and Nine Months Ended August 31, 2004.
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2004	2005	2004	2005
	(Unaudited)		(Unaudited)

Revenues:
Admissions, net	36.2%	35.4%	35.1%	32.4%
Motorsports related	48.3	51.2	50.3	54.5
Food, beverage and merchandise	14.2	12.2	13.4	11.8
Other	1.3	1.2	1.2	1.3

Total revenues	100.0	100.0	100.0	100.0
Expenses:
Direct expenses:
Prize and point fund monies and NASCAR
sanction fees	15.0	15.9	16.5	17.8
Motorsports related	20.3	19.5	18.6	18.3
Food, beverage and merchandise	9.7	8.2	8.6	7.6
General and administrative	14.8	14.9	15.8	14.1
Depreciation and amortization	7.2	7.9	7.9	7.5

Total expenses	67.0	66.4	67.4	65.3

Operating income	33.0	33.6	32.6	34.7
Interest income	0.7	0.7	0.7	0.7
Interest expense	(3.1)	(1.9)	(4.2)	(1.9)
Loss on early redemption of debt	-	-	(1.2)	-
Equity in net loss from equity investments	3.3	3.6	0.6	0.6

Income from continuing operations before income taxes	33.9	36.0	28.5	34.1
Income taxes	13.4	13.9	11.2	13.4

Income from continuing operations	20.5	22.1	17.3	20.7
Loss from discontinued operations	-	-	(1.5)-
Gain on sale of discontinued operations	23.5	-	8.7	-

Net income	44.0%	22.1%	24.5%	20.7%

The comparison of the three and nine months ended August 31, 2005 to the same period of the prior year is impacted by the following factors:

As part of the fiscal 2005 event date realignments, Phoenix hosted a NASCAR NEXTEL Cup and Busch series event during our second fiscal quarter. In the prior year, Darlington hosted the corresponding events in the fourth fiscal quarter;

Also, as part of the fiscal 2005 event date realignments, the California NASCAR Craftsman Truck Series was held during the first quarter of the fiscal year, whereas in fiscal year 2004 the event was held in the fourth fiscal quarter;

In July 2004, we acquired the assets and assumed the operations and certain liabilities of Martinsville Speedway ("Martinsville"). The timing of the acquisition in fiscal 2004 resulted in an incremental NASCAR NEXTEL Cup and Craftsman Truck series event during our second fiscal quarter of 2005;

Also, in July 2004, we sold the assets and operations of our North Carolina Speedway ("North Carolina") and during the fourth quarter of 2004, we decided to pursue the sale of Nazareth due to the realignment of Nazareth's events to our Watkins Glen International ("Watkins Glen") facility starting with the 2005 event season. Watkins Glen hosted a Busch Series event during the third fiscal quarter of 2005 and will host an Indy Racing League ("IRL") event during the fourth fiscal quarter of 2005, both of which were held at Nazareth during the prior fiscal year. Therefore, the results of operations for North Carolina and Nazareth are recorded as discontinued operations for all periods presented in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets";

Speedweeks at Daytona was highlighted by the debut of the facility's previously discussed newly renovated infield;
In fiscal year 2005, we reached settlement with the CART Liquidation Trust that allowed a claim in our favor of $1.75 million in the CART bankruptcy; and
In fiscal year 2004, we refinanced our outstanding $225 million senior notes due in October 2004 and paid a redemption premium on the previously outstanding senior notes.

Admissions revenue increased approximately $2.8 million, or 5.0%, during the three months ended August 31, 2005, as compared to the same period in the prior year. The increase is primarily due to increased attendance and weighted average ticket price at the Michigan Craftsman Truck event and the previously discussed realignment of events to Watkins Glen. To a lesser extent, the Kansas IRL weekend and the Pepsi 400 weekend at Daytona also contributed to the increase.

Admissions revenue increased approximately $17.0 million, or 11.7%, during the nine months ended August 31, 2005, as compared to the same period in the prior year. The increase is primarily due to the previously discussed realignment of events to Phoenix and Watkins Glen, the timing of the acquisition of Martinsville, the timing of the Craftsman Truck Series event at California, increased attendance for the NASCAR events conducted during Speedweeks at Daytona supporting our sold out Daytona 500, increased attendance and weighted average ticket price for the Craftsman Truck Series event at Michigan and increased attendance for the Darlington NASCAR weekend. These increases were partially offset by a decrease in attendance for the California NASCAR NEXTEL Cup and Busch series events conducted in the first quarter of fiscal 2005. We believe that the timing of the announcement of the 2005 season date change in the fall of fiscal 2004, which created a shorter selling opportunity, as well as record-breaking rainfall during the final month leading up to the race weekend adversely impacted sales for the first quarter fiscal 2005 California events.

Motorsports related revenue increased approximately $10.4 million, or 13.9%, and $64.5 million, or 30.8%, during the three and nine months ended August 31, 2005, respectively, as compared to the same periods of the prior year. The increases are primarily due to increased television broadcast rights fees, sponsorship, hospitality and other race related revenues for comparable NASCAR NEXTEL Cup weekends hosted at our facilities as well as the previously discussed realignment of the Busch Series event to Watkins Glen. The previously discussed realignment of events to Phoenix and the timing of the acquisition of Martinsville also contributed to the current year increase during the nine-month period ended August 31, 2005.

Food, beverage and merchandise revenue decreased approximately $1.7 million, or 7.8%, and increased approximately $3.5 million, or 6.2%, during the three and nine months ended August 31, 2005, respectively, as compared to the same periods of the prior year. Both the three month and nine month periods are impacted by decreases related to our Americrown subsidiary performing services at non-ISC venues in fiscal 2004, partially offset by increased catering and concession operations at comparable NASCAR NEXTEL Cup weekends hosted at our facilities during these periods. Increases for the nine month period, compared to the same period of the prior year, also include the previously discussed realignment of events to Phoenix, the timing of the acquisition of Martinsville and higher revenues resulting from increased attendance, hospitality units and additional points of sale in the newly renovated infield for events during Speedweeks at Daytona.

Other revenue increased approximately $162,000 or 8.5%, and $1.8 million, or 35.8%, during the three and nine month periods ended August 31, 2005, respectively, as compared to the same period of the prior year. The increases were primarily attributable to agricultural operations.

Prize and point fund monies and NASCAR sanction fees increased approximately $3.1 million, or 13.5%, and $20.7 million, or 30.1%, during the three-month and nine-month periods ended August 31, 2005, respectively, as compared to the same periods of the prior year. These increases are primarily attributable to the increase in television broadcast rights fees for comparable NASCAR NEXTEL Cup and Busch series events held at our facilities as standard NASCAR sanctioning agreements require that a specified percentage of television broadcast rights fees be paid to competitors. The previously discussed realignment of the Busch Series event to Watkins Glen also contributed to the increase. Increases for the nine month period also include the previously discussed realignment of events to Phoenix, the timing of the acquisition of Martinsville and the timing of the NASCAR Craftsman Truck Series event at California.

Motorsports related expenses increased approximately $1.1 million, or 3.5%, and $14.6 million, or 18.9%, during the three-month and nine-month periods ended August 31, 2005, respectively, as compared to the same periods of the prior year. The increases are primarily related to operating expenses for comparable events during the periods, including operating expenses associated with the previously discussed Daytona infield renovation, the realignment of the Busch Series event to Watkins Glen and certain strategic consumer and corporate marketing initiatives. Increases during the nine-month period also included the realignment of events to Phoenix and the timing of the acquisition of Martinsville. Motorsports related expenses as a percentage of combined admissions and motorsports related income decreased to approximately 22.5% and 21.1% for the three-months and nine-months ended August 31, 2005, respectively, as compared to 24.0% and 21.8% for the same respective periods in the prior year, primarily due to revenue increases from television broadcast rights fees. The margin improvement for the nine month period also includes the realignment of events to Phoenix and the timing of the acquisition of Martinsville, partially offset by the previously noted expense increases.

Food, beverage and merchandise expense decreased approximately $1.4 million, or 9.3%, and increased $2.4 million, or 6.6%, during the three-month and nine-month periods ended August 31, 2005, respectively, as compared to the same periods of the prior year. The three and nine month periods include decreases primarily related to our Americrown subsidiary performing services at non-ISC venues in fiscal 2004. These decreases are partially offset by increases in other event related costs for certain events held at our facilities during these periods. The increases for the nine month period are primarily attributable to the previously discussed realignment of events to Phoenix and the timing of the acquisition of Martinsville. The increases for the nine month period are partially offset by the previously discussed decreases. Food, beverage and merchandise expense as a percentage of food, beverage merchandise revenue decreased to approximately 66.8% for the three months ended August 31, 2005 as compared to 67.9% for the same period in the prior year. This decrease is primarily attributable to our Americrown subsidiary performing services at lower margin non-ISC venues in fiscal 2004, increased concession and catering sales for the Michigan NASCAR NEXTEL Cup weekends and the Pepsi 400 weekend at Daytona in fiscal 2005 and certain wholesale merchandise sales during the third quarter of fiscal 2004. These decreases are partially offset by increased operating and selling costs for the merchandise sales at the Pepsi 400 weekend at Daytona as well as costs of an expanded merchandising strategy implemented in late-fiscal 2004, which includes certain personnel related costs, inventory management program and enhancement of the fan shopping experience. Food, beverage and merchandise expense as a percentage of food, beverage merchandise revenue increased to approximately 64.6% for the nine months ended August 31, 2005 as compared to 64.3% for the same period in the prior year. The increases are primarily related to increases in operating costs related to concession operations at some of our facilities, as well as the previously discussed operating and selling costs for the merchandise sales at the Pepsi 400 weekend at Daytona and the costs of an expanded merchandising strategy implemented in late-fiscal 2004. Also, contributing to the increase for the nine month period is the lower margin upscale catering cuisine offered in the new NEXTEL FANZONE and Daytona 500 Club during Speedweeks. These increases are partially offset by the Phoenix realignment and our Americrown subsidiary performing lower margin services at non-ISC venues in fiscal year 2004 as well as certain wholesale merchandise sales during fiscal year 2004.

General and administrative expenses increased approximately $1.9 million, or 8.4%, and $5.5 million, or 8.3%, during the three-month and nine-month periods ended August 31, 2005, respectively, as compared to the same periods of the prior year. The increases are primarily related to a net increase in certain costs related to the growth of our core business and general and administrative expenses associated with the timing of the acquisition of Martinsville. These increases are partially offset by a non-cash charge associated with the net book value of certain undepreciated assets removed during the renovation of Daytona's infield during third fiscal quarter of 2004, and a decrease in professional fees and strategic development expenses. The increase for the nine-month period also includes hurricane repair costs associated with storms in late fiscal 2004 and a non-cash charge associated with certain asset replacements at Richmond International Raceway. The increases for the nine-month period were partially offset by the recovery of a portion of the previously recorded bad debt expense related to our claim against CART. During fiscal 2005, we reached settlement with the CART Liquidation Trust that allowed a claim in our favor of $1.75 million in the CART bankruptcy. The claim is based on the failure to return the sanction fee paid to CART, less allowable expenses, for the 2003 event scheduled in California that was canceled because of the state of emergency due to wildfires in Southern California at the time. The U.S. Bankruptcy Court, Southern District of Indiana, approved the good faith settlement at a hearing in May, and we recovered the full $1.75 million of the allowed claim. Accordingly, we recorded the $1.75 million recovery as a reduction of bad debt expense in the second fiscal quarter of 2005. General and administrative expenses as a percentage of total revenues were comparable at approximately 15.0% and 14.9% for the three-month periods ended August 31, 2005 and 2004, respectively. Increased television broadcast rights and the previously discussed prior year non-cash charge associated with the undepreciated assets removed during the renovation of Daytona's infield are offset by previously noted net increases in general and administrative expenses. For the nine-months ended August 31, 2005, general and administrative expenses as a percentage of total revenues decreased from approximately 15.8% to 14.1% primarily due to increased television broadcast revenues, the previously discussed Phoenix realignment and the incremental Martinsville events, the recovery in the CART settlement, increases in revenues for Speedweeks at Daytona and the decreases in professional and strategic development expenses. The decreases are partially offset by previously noted net increases in general and administrative expenses.

Depreciation and amortization expense increased approximately $1.9 million, or 17.3%, and $4.8 million, or 14.5%, during the three-month and nine-month periods ended August 31, 2005, respectively, as compared to the same periods of the prior year. The increase was primarily attributable to the Daytona infield renovation project, certain retail technology projects, the acquisition of Martinsville, the Michigan front stretch reconfiguration project and other ongoing capital spending.

Interest income increased by approximately $162,000, or 15.3%, and $742,000 or 26.3%, during the three-month and nine-month periods ended August 31, 2005, respectively, as compared to the same periods of the prior year. These increases were primarily due to higher yield on short-term investments in the current periods partially offset by lower outstanding cash and short term investment balances.

Interest expense decreased approximately $1.6 million, or 33.3%, and $7.7 million, or 44.6%, during the three-month and nine-month periods ended August 31, 2005, respectively, as compared to the same periods of the prior year. An increase in capitalized interest, primarily related to land purchased for the proposed construction of a speedway in Staten Island, New York and, to a lesser extent, certain other construction projects, also contributed to the decrease in interest expense. The decrease for the nine month period also includes the closing of a private placement of $150 million 4.20 percent senior notes due 2009, and $150 million 5.40 percent senior notes due 2014 (collectively the "2004 Senior Notes") on April 23, 2004. On May 28, 2004, we used a substantial majority of the net proceeds from the transaction to redeem our then existing $225 million 7.875 percent senior notes issued in October 1999 and due October 15, 2004 ("1999 Senior Notes"), including the payment of redemption premium and accrued interest. The decrease in interest expense is largely due to the lower interest rates on the 2004 Senior Notes outstanding during the nine month period as compared to the interest rates on the 1999 Senior Notes outstanding during the same period of the prior year and, to a lesser extent, the incremental interest on the 2004 Senior Notes from April 23, 2004.

Equity in net income from equity investments represents our pro rata share of the current loss from our 37.5% equity investment in Raceway Associates, LLC ("Raceway Associates"). Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway. Because of the seasonal concentration of racing events, the results of operations for the three-month and nine-month periods ended August 31, 2005 and 2004, respectively, are not indicative of the results to be expected for the year.

Our effective tax rate decreased from 39.4% to 38.6% and 39.5% to 39.2% during the three-month and nine-month periods ended August 31, 2005, respectively, as compared to the same periods of the prior year. These decreases are primarily a result of deposits made during our fiscal 2005 third quarter with the Internal Revenue Service (the "Service") to stop the accrual of interest on contested items in our ongoing federal tax examination. This interest accrual had been included in our previously estimated tax rate for the entire fiscal year ending November 30, 2005. We currently expect our effective tax rate for the fourth quarter of fiscal year 2005 will range between 38.5% and 39.0%, resulting in an annual effective tax rate for the fiscal year ended November 30, 2005 of approximately 39.0%. See "Future Liquidity" for further discussion regarding the examination of our federal income tax returns.

As a result of the foregoing, our income from continuing operations increased from approximately $31.8 million to approximately $36.8 million, or 15.7%, during the three months ended August 31, 2005, as compared to the same period of the prior year and increased from approximately $71.9 million to approximately $104.5 million, or 45.4%, during the nine months ended August 31, 2005, as compared to the same period of the prior year.

The operations of North Carolina and Nazareth are presented as discontinued operations, net of tax, for all periods presented in accordance with SFAS No. 144. The fiscal 2004 periods include an approximately $36.3 million after-tax gain related to the sale of North Carolina's assets. Also included in the fiscal 2004 nine month period is an $8.6 million after-tax, non-cash charge for impairment of long-lived assets related to the realignment of the NASCAR and IRL race event dates from Nazareth to other facilities within our portfolio beginning in fiscal 2005.

As a result of the foregoing, our net income decreased approximately $31.3 million, or $0.59 per diluted share, and increased approximately $2.4 million, or $0.04 per diluted share, for the three month and nine month periods ended August 31, 2005, respectively, as compared to the respective periods of the prior year.

Liquidity and Capital Resources
General

We have historically generated sufficient cash flow from operations to fund our working capital needs and capital expenditures at existing facilities, as well as to pay an annual cash dividend. In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance of long-term debt, borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects. At August 31, 2005, we had cash, cash equivalents and short-term investments totaling approximately $145.2 million, $300.0 million principal amount of senior notes outstanding and a debt service funding commitment of approximately $69.5 million principal amount related to the taxable special obligation revenue ("TIF") bonds issued by the Unified Government of Wyandotte County/Kansas City, Kansas ("Unified Government"). We had working capital of approximately $2.1 million and $149.9 million at August 31, 2005 and November 30, 2004, respectively. The reduction in our working capital during the nine months ended August 31, 2005 is primarily attributable to capital expenditures and deposits made with the Service during this period.

Our current liquidity is primarily generated from our ongoing motorsports operations, and we expect our strong operating cash flow to continue in the future. In addition, we have the full amount available to draw upon under our revolving credit facility ("Credit Facility"), if needed. See "Future Liquidity" for additional disclosures relating to our Credit Facility and certain risks that may affect our near term operating results and liquidity.

Cash Flows

Net cash provided by operating activities was approximately $83.2 million for the nine months ended August 31, 2005, compared to approximately $167.6 million for the nine months ended August 31, 2004. The difference between our net income of approximately $104.3 million and the approximately $83.2 million of operating cash flow was primarily attributable to:

Income tax deposits made with the Service in June 2005 of approximately $96.9 million in connection with the ongoing federal income tax examination (see "Future Liquidity");

an increase in inventories, prepaid expenses and other assets of approximately $25.2 million;
a decrease in income taxes payable of approximately $10.6 million;
a decrease in accounts payable and other liabilities of approximately $5.6 million ; and
undistributed income from equity investments of approximately $3.0 million.

These differences were partially offset by an increase in deferred income of approximately $57.7 million, depreciation and amortization expense of approximately $37.5 million, deferred income taxes of approximately $18.0 million and a decrease in accounts receivables of approximately $4.7 million.

Net cash used in investing activities was approximately $183.2 million for the nine months ended August 31, 2005, compared to approximately $370.3 million for the nine months ended August 31, 2004. Our use of cash for investing activities reflects approximately $ 284.6 million for the purchase of short-term investments and approximately $203.5 million in capital expenditures. This use of cash is partially offset by approximately $305.0 million in proceeds from the sale of short-term investments.

Net cash used in financing activities was approximately $10.3 million for the nine months ended August 31, 2005, compared to approximately $59.8 million provided by financing activities for the nine months ended August 31, 2004. Our use of cash for financing activities reflects approximately $7.0 million for the payment of long-term debt and $3.2 million in cash dividends paid.

Capital Expenditures

Capital expenditures totaled approximately $203.5 million for the nine months ended August 31, 2005, compared to approximately $71.5 million for the nine months ended August 31, 2004. Over one-half of the capital expenditures during the nine months ended August 31, 2005 were related to the purchase of land parcels in the New York City Borough of Staten Island for a potential major speedway development and other costs related to due diligence and feasibility studies for this project (see "Future Liquidity"). The remaining capital expenditures were primarily related to the completion of improvements at Michigan including club seating and suite additions, the completion of our multi-faceted infield renovation project at Daytona, the purchase of equipment and other assets associated with our food, beverage and merchandising operations, suite and club seat additions to be completed for the fourth quarter events at Miami, track lighting projects at Miami and Phoenix, acquisition of land and land improvements for expansion of parking, camping capacity and other uses and a variety of other improvements and renovations to our facilities.

Based on capital projects currently approved for our existing facilities, we plan to make capital expenditures totaling approximately $161.6 million subsequent to August 31, 2005, which are expected to be completed within the next 24 months. This includes the acquisition of land and land improvements at various facilities for expansion of parking, camping capacity and other uses, seat and suite additions at Phoenix and Darlington, seat and suite additions and the completion of track lighting at Miami, paving and a variety of other improvements and renovations to our facilities.

As a result of these currently approved projects and estimated additional approvals in fiscal 2005, we expect our total fiscal 2005 capital expenditures at our existing facilities will be approximately $110 million to $120 million.

We review the capital expenditure program periodically and modify it as required to meet current business needs.
Future Liquidity
On April 23, 2004, we completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, we completed an offer to exchange the 2004 Senior Notes for registered senior notes with substantially identical terms. At August 31, 2005, outstanding 2004 Senior Notes totaled approximately $301.3 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 4.2% and are due April 2009, and $150.0 million principal amount unsecured senior notes, which bear interest at 5.4% and are due April 2014. The 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Our subsidiaries are guarantors of the 2004 Senior Notes.

In January 1999, the Unified Government issued approximately $71.3 million in TIF bonds in connection with the financing of construction of Kansas Speedway. At August 31, 2005 outstanding TIF bonds totaled approximately $68.3 million, net of the unamortized discount, which is comprised of a $19.8 million principal amount, 6.15% term bond due December 1, 2017 and a $49.7 million principal amount, 6.75% term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes ("Funding Commitment") by our wholly-owned subsidiary, Kansas Speedway Corporation. Principal (mandatory redemption) payments per the Funding Commitment are payable by Kansas Speedway Corporation on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. Kansas Speedway Corporation granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.

In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds ("2002 STAR Bonds") totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway's boundaries and are not our obligation. Kansas Speedway Corporation has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At August 31, 2005, the Unified Government had $5.1 million in 2002 STAR Bonds outstanding. Under a keepwell agreement, we have agreed to provide financial assistance to Kansas Speedway Corporation, if necessary, to support its guarantee of the 2002 STAR Bonds.

Our $300.0 million Credit Facility is scheduled to mature in September 2008, and accrues interest at LIBOR plus 62.5 - 150 basis points, based on our highest debt rating as determined by specified rating agencies. At August 31, 2005, we did not have any borrowings outstanding under the Credit Facility.

We are a member of Motorsports Alliance, LLC ("Motorsports Alliance") (owned 50% by us and 50% by Indianapolis Motor Speedway LLC), which owns 75% of Raceway Associates. Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway. Raceway Associates has a term loan arrangement, which requires quarterly principal and interest payments and matures November 15, 2012, and a $15 million secured revolving credit facility, which matured in September 2005. Raceway Associates is currently in the process of negotiating a new revolving credit facility. At August 31, 2005, Raceway Associates had approximately $34.4 million outstanding under its term loan and no borrowings outstanding under its then existing credit facility. Under a keepwell agreement, the members of Motorsports Alliance have agreed to provide financial assistance to Raceway Associates, if necessary, on a pro rata basis to support performance under its term loan and credit facility.

During fiscal 1999, we announced our intention to search for a site for a major motorsports entertainment facility in the New York metropolitan area. Our efforts included the evaluation of many different locations. Ultimately we identified a combination of land parcels in the New York City borough of Staten Island aggregating approximately 677 acres that could potentially be utilized for the development of a major motorsports entertainment and retail development project. In the aggregate these parcels represent the largest block of undeveloped land in the five boroughs of New York City. Our majority-owned subsidiary, 380 Development, LLC ("380 Development"), purchased the total 677 acres for approximately $110.4 million. The minority member of 380 Development is a subsidiary of Related Retail Corporation ("Related"), a retail development specialist whose developments include the Time Warner Center in Manhattan and the Gateway Retail Center in Brooklyn. There are operating and development agreements between us and Related which will govern the development and operation of the planned project and impose mutual and reciprocal obligations on the parties with respect to the project. In addition, Related's approximately 12.4% membership interest in 380 Development is pledged to secure a note to us for Related's proportionate share of the agreed project development expenses until such time as the status of project approval is ultimately determined. The proposed project is expected to consist of a three-quarter-mile, high-banked motorsports facility with approximately 80,000 grandstand seats and 64 luxury suites, complemented by a 50-acre retail center featuring nationally known stores offering year-round shopping opportunities. Upon successful completion of the development, the site will be divided with ISC retaining 100% ownership of the motorsports entertainment facility and Related retaining 100% ownership of the retail center. We currently expect the speedway portion of the development will cost between $550 and $600 million, including the aforementioned land purchases, and could open in late 2009 or 2010. While we believe a facility in New York provides significant long-term strategic value for us, these property acquisitions are only small steps in a long and complex process. In addition to working closely with the appropriate governmental agencies responsible for approval and permitting, we are conducting a detailed feasibility study to further analyze construction costs, determine the level of public incentives, and review environmental impacts including traffic, noise, air quality and remediation required, if any. Whether we ultimately construct a track or pursue alternative options for the development of this prime New York real estate will largely depend on the results of this study.

In light of NASCAR's publicly announced position regarding additional potential realignment of the NASCAR NEXTEL Cup Series schedule, we also believe there are potential development opportunities in new, underserved markets across the country. As such, we have been and are exploring opportunities for public/private partnerships targeted to develop one or more motorsports facilities in new markets, including the Northwest US. In June 2005, we announced we had identified a preferred site for the development of a motorsports facility in Kitsap County, approximately 20 miles outside of Seattle, Washington, the country's twelfth largest media market. We have secured an option to purchase approximately 950 acres for the potential future home of an 81,500-seat, state-of-the-art racing venue. Financial terms have not been disclosed. We are conducting ongoing project due diligence to further analyze construction costs and review environmental impacts including traffic, noise, air quality, and others, if any. While we remain optimistic about our ability to construct a motorsports facility in this region of the country, it is too early to tell if the necessary public participation will materialize or if it will be sufficient to allow for the development of such a facility.

The Service is currently performing a periodic examination of our federal income tax returns for the years ended November 30, 1999 through 2004 and has challenged the tax depreciation treatment for a significant portion of our motorsports entertainment facility assets. In May 2005 we received a report from the Service requesting downward adjustments to our tax depreciation expense for the fiscal years ended November 30, 1999 and 2000, respectively, which could potentially result in the reclassification of approximately $24.7 million of tax liability from deferred to current. Including related interest, the combined after-tax cash flow impact of these requested adjustments is approximately $32.9 million. In order to prevent incurring additional interest, we deposited the requested approximately $32.9 million for the fiscal years ended November 30, 1999 and 2000, with the Service in June 2005. Additional adjustments to our tax depreciation expense are expected to be requested later by the Service for fiscal years ended November 30, 2001 through 2004. Including related interest, we estimate the combined after-tax cash flow impact of these additional federal tax adjustments, and related state tax revisions for all periods, to range between $90.0 million and $110.0 million. Accordingly, to further prevent incurring interest we deposited approximately $64.0 million with the Service in late June 2005 related to the anticipated federal tax adjustments for fiscal years 2001 through 2003 and we expect to deposit amounts related to fiscal year 2004 in the next six to nine months. Our deposits are not a payment of tax, and we will receive accrued interest on any of these funds ultimately returned to us. At August 31, 2005, the approximately $96.9 million previously discussed deposits with the Service are classified long-term assets in our consolidated financial statements. As a result of the deposits paid to the Service on fiscal years 1999 through 2003 discussed above, we have reduced our interest accrual included in our estimated tax rate. Our effective tax rate for our fourth fiscal quarter of fiscal year 2005 is currently estimated to range between 38.5% and 39.0%, resulting in an annual effective tax rate of approximately 39.0% for the fiscal year ended November 30, 2005. We believe that our application of the federal income tax regulations in question, which have been applied consistently since being adopted in 1986 and have been subjected to previous IRS audits, is appropriate, and we intend to vigorously defend the merits of our position. It is important to note the federal American Jobs Creation Act of 2004 legislation, which was effective on October 23, 2004, provides owners of motorsports entertainment facility assets a seven-year recovery period for tax depreciation purposes. The motorsports provision applies prospectively from the date of enactment through January 1, 2008. Driven by our long-term capital investment strategy, we and others in the industry are pursuing a permanent seven-year prospective tax depreciation provision. The administrative appeals process within the Service is currently expected to take nine to 21 months to complete. If our appeal is not resolved satisfactorily, we will evaluate all of our options, including litigation. In accordance with SFAS No. 109 "Accounting for Income Taxes," we have accrued a deferred tax liability based on the differences between our financial reporting and tax bases of such assets in our consolidated balance sheet as of August 31, 2005. While an adverse resolution of these matters could result in a material negative impact on cash flow, we believe that we have provided adequate reserves related to these matters in our consolidated financial statements as of August 31, 2005, and, as a result, do not expect that such an outcome would have a material adverse effect on results of operations.

In May 2005, we announced we entered into an agreement with Casto Lifestyle Properties, L.P. ("Casto") to pursue a joint venture for the development of a commercial mixed-use shopping center project on approximately 50 acres currently owned by us. Located directly across U.S. Highway 92 from our Daytona facility, the acreage currently includes several office buildings that house our corporate headquarters and certain related operations of ours and NASCAR, as well as a limited number of other tenants. The total project, which will be developed by us and the joint venture, is estimated to be constructed at a cost in excess of $75 million and would be comprised of retail, entertainment, office and residential components designed to complement surrounding commercial developments. Next steps for the project include a detailed feasibility study in which a number of key issues will be addressed. Provided the results of the feasibility study are favorable and appropriate leasing considerations are attained, the Company expects to move forward with the project within the next three to nine months. If we proceed with the project it is expected that certain of our existing corporate headquarter offices and other buildings, which are not currently fully depreciated, will be razed during the next 12 to 24 months.

On August 30, 2005, the Company and Speedway Motorsports Inc. ("SMI") announced they had entered into a 50/50 joint venture named SMISC, LLC, which will conduct business under the name Motorsports Authentics, to produce, market and sell motorsports licensed merchandise, including apparel and souvenirs. Also on August 30, 2005, they announced that SMISC, LLC and an indirect subsidiary named Motorsports Authentics, Inc had entered into a definitive agreement dated August 29, 2005 to purchase Action Performance Companies Inc. ("Action") for $13.00 per common share, or approximately $245 million, in cash. The acquisition is structured as a merger of Motorsports Authentics, Inc., with and into Action, and the surviving entity will be operated by Motorsports Authentics. The acquisition is expected to close by December 31, 2005, and is subject to several conditions including Action shareholder approval, regulatory approvals required under the Hart-Scott-Rodino Act, consents and certificates from certain counterparties to Action's material contracts as well as the lack of any material adverse event to Action's business. Upon closing of the Action acquisition we will contribute 50% of the purchase price to SMISC, LLC utilizing our existing cash and borrowings from our Credit Facility and SMI will contribute the other 50%.

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
equity contributions and loans to the newly formed SMISC, LLC joint venture;

any potential payments associated with our keepwell agreements;
any payment of tax that may ultimately occur as a result of the examination by the Service; and
the fees and expenses incurred in connection with the current legal proceeding discussed in Part II "Legal Proceedings."

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the nine months ended August 31, 2005, there have been no material changes in our market risk exposures.
ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

Subsequent to August 31, 2005 and prior to the filing of this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at August 31, 2005, and during the period prior to the filing of this report.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Current Litigation

On July 13, 2005, Kentucky Speedway, LLC filed a civil action in the Eastern District of Kentucky against NASCAR and the Company alleging that "NASCAR and ISC have acted, and continue to act, individually and in combination and collusion with each other and other companies that control tracks hosting NASCAR NEXTEL Cup Series, to illegally restrict the award of ... NASCAR NEXTEL Cup Series [races]." The complaint seeks damages and an injunction requiring NASCAR to establish a competitive bidding process for NEXTEL Cup events and prohibiting further violations of the antitrust laws. Other than some vaguely conclusory allegations, the complaint fails to specify any conduct by International Speedway Corporation (ISC) other than conducting and growing its motorsports entertainment business for the benefit of its shareholders. The Company believes the allegations to be without merit and intends to defend itself vigorously. The Company has retained counsel and is pursuing defenses to the suit while maintaining potential counterclaim remedies available to it to recover the damages caused by the filing of the suit. On September 12, 2005 counsel for the Company filed a motion to dismiss the complaint for improper jurisdiction and venue as well as the lack of any antitrust injury allegations. While it is premature to quantify either the likelihood or the potential magnitude of an adverse decision, the fees and expenses associated with the defense of this suit are not covered by insurance and could adversely impact the Company's financial condition or results of operations and cash flows, even if we ultimately prevail. Further, the time devoted to this matter by management and the possible impact of litigation on business negotiations occurring prior to resolution of this matter could also adversely impact our financial condition or results of operations and cash flows. Finally, even if the direct effect of the resolution of this case does not result in a material adverse impact on us, it is possible that the resolution of this case could result in industry‑wide changes in the way race schedules are determined by sanctioning bodies, which could indirectly have a material adverse impact on us.

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

On July 15, 2005 we filed a report on Form 8-K that reported under Item 8.01 that on July 13, 2005, Kentucky Speedway, LLC filed a civil action in the Eastern District of Kentucky against NASCAR and the Company seeking damages and an injunction requiring NASCAR to establish a competitive bidding process for NEXTEL Cup events and prohibiting further violations of the antitrust laws. The filing noted that other than some vaguely conclusory allegations, the complaint fails to specify any conduct by International Speedway Corporation (ISC) other than conducting and growing its motorsports entertainment business for the benefit of its shareholders. The Company believes the allegations to be without merit and intends to defend itself vigorously.

On August 30, 2005 we filed a report on Form 8-K that reported under Items 1.01, 7.01, 8.01 and 9.01 the issuance of a press release by International Speedway Corporation ("ISC"), Speedway Motorsports, Inc. ("SMI") and Action Performance Companies, Inc. ("Action") on August 30, 2005 which announced the execution of an Agreement and Plan of Merger, dated as of August 29, 2005 (the "Merger Agreement"), by and among Action, SMISC, LLC ("SMISC"), a newly-formed joint venture between ISC and SMI, and Motorsports Authentics, Inc., an indirect wholly-owned subsidiary of Motorsports Authentics ("Merger Sub").

On October 6, 2005 we filed a report on Form 8-K that reported under Items 2.02, 7.01 and 9.01 the issuance of a press release that reported earnings results for the third quarter and nine months ended August 31, 2005, and updated earnings guidance.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTERNATIONAL SPEEDWAY CORPORATION (Registrant)
Date:	10/5/2005	/s/ Susan G. Schandel
Susan G. Schandel, Senior Vice President & Chief Financial Officer