Form 10-K
period 2005-11-30
INTERNATIONAL SPEEDWAY CORP
filed 2006-02-10
CIK 51548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year period ended November 30, 2005
INTERNATIONAL SPEEDWAY CORPORATION (Exact name of registrant as specified in its charter)
1801 WEST INTERNATIONAL SPEEDWAY BOULEVARD, DAYTONA BEACH, FLORIDA		32114
(Address of principal executive offices)		(Zip code)
FLORIDA	O-2384	59-0709342
(State or other jurisdiction of incorporation)	(Commission File Number)	(Commission File Number)
Registrant's telephone number, including area code: (386) 254-2700

Securities registered pursuant to Section 12 (b) of the Act:
Title of each class	Name of each exchange on which registered
Class A Common Stock - $.01 par value	NASDAQ/National Market System
Securities registered pursuant to Section 12 (g) of the Act:
Common Stock ‑ $.10 par value
Class B Common Stock - $.01 par value
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES [X] NO [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES [ ] NO [X]

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
YES [X] NO [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [ ] NO [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of May 31, 2005 was $1,982,267,037 based upon the last reported sale price of the Class A Common Stock on the NASDAQ National Market System on that date and the assumption that all directors and executive officers of the Company, and their families, are affiliates.

At December 31, 2005, there were outstanding:
No shares of Common Stock, $.10 par value per share,
29,615,261 shares of Class A Common Stock, $.01 par value per share, and
23,707,141 shares of Class B Common Stock, $.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE. The information required by Part III is to be incorporated by reference from the definitive information statement which involves the election of directors at our April 2006 Annual Meeting of Shareholders and which is to be filed with the Commission not later than 120 days after November 30, 2005. Certain of the exhibits listed in Part IV are incorporated by reference from the Company's Registration Statement filed on Form S-4, File No. 333-118168.

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

PART I

ITEM 1. BUSINESS

GENERAL

We are a leading promoter of motorsports entertainment activities in the United States . The general nature of our business is a motorsports themed amusement enterprise; furnishing amusement to the public in the form of motorsports themed entertainment. We currently own and/or operate eleven of the nation's major motorsports facilities:

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
In addition, Raceway Associates, LLC ("Raceway Associates"), in which we hold a 37.5% indirect equity interest, owns and operates two nationally recognized major motorsports facilities in Illinois:
Chicagoland Speedway; and
Route 66 Raceway.
In 2005, these motorsports facilities promoted well over 100 stock car, open wheel, sports car, truck, motorcycle and other racing events, including:
21 National Association for Stock Car Auto Racing ("NASCAR") NEXTEL Cup Series events;
15 NASCAR Busch Series events;
nine NASCAR Craftsman Trucks Series events;
eight Indy Racing League ("IRL") IndyCar Series events;
two National Hot Rod Association ("NHRA") POWERade drag racing events;
the premier sports car endurance event in the United States (the Rolex 24 at Daytona sanctioned by the Grand American Road Racing Association ("Grand American")); and
a number of other prestigious stock car, sports car, open wheel and motorcycle events.

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

We have grown significantly in recent years through both internal and external initiatives. From fiscal 2001 through fiscal 2005, our revenues increased from approximately $501.9 million to $740.1 million, a compound annual growth rate, or CAGR, of 10.2%. In particular, our motorsports related revenues increased from 44.1% of our total revenues in fiscal 2001 to 55.2% in fiscal 2005, a CAGR of 16.5%. We remain focused on several growth opportunities, including developing long-term marketing partnerships and maximizing our media income and exposure. These initiatives have broadened our financial stability through more predictable and recurring revenues and cash flows and should enable us to maintain our leadership position in the motorsports entertainment industry.

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

OPERATIONS

The general nature of our business is a motorsports themed amusement enterprise, furnishing amusement to the public in the form of motorsports themed entertainment. Our motorsports event operations consist principally of racing events at our facilities, which include providing catering, merchandise and food concessions at all of our motorsports facilities that host NASCAR NEXTEL Cup Series events. Our other operations include the DAYTONA USA motorsports entertainment complex, MRN Radio, our 37.5% equity investment in Raceway Associates, our 50% equity investment in the joint venture SMISC, LLC ("SMISC"), which conducts business through a wholly-owned subsidiary Motorsports Authentics, and certain other activities. We derived approximately 86.2% of our 2005 revenues from NASCAR‑sanctioned racing events at our wholly-owned facilities.

In addition to events sanctioned by NASCAR, in fiscal 2005 we promoted other stock car, open wheel, sports car, motorcycle and go‑kart racing events sanctioned by the American Historic Racing Motorcycle Association, the American Motorcyclist Association, the Automobile Racing Club of America ("ARCA"), the Clear Channel - Championship Cup Series ("CCS"), the Federation Internationale de l'Automobile, the Federation Internationale Motocycliste, Grand American, Historic Sportscar Racing, the International Race of Champions, IRL, NHRA, the Porsche Club of America, the Sports Car Club of America ("SCCA"), the Sportscar Vintage Racing Association, the United States Auto Club ("USAC") and the World Karting Association.

Food, Beverage and Merchandise Operations

We conduct, either through operations of the particular facility or through certain wholly-owned subsidiaries operating under the name "Americrown," souvenir merchandising operations, food and beverage concession operations and catering services, both in suites and chalets, for customers at all of our motorsports entertainment facilities. We also produce and market motorsports-related merchandise such as apparel, souvenirs and collectibles to retail customers, through our RacingOne.com internet site and directly to dealers.

DAYTONA USA

DAYTONA USA - The Ultimate Motorsports Attraction, our motorsports-themed entertainment complex, is located adjacent to the Daytona International Speedway and is open 364 days a year, everyday except Christmas.

DAYTONA USA includes (i) the Velocitorium, which covers approximately 60,000 square feet, stands nearly four stories high and contains numerous highly interactive motorsports exhibits, many of which are sponsored by leading consumer brands (including the Acceleration Alley racing simulators, the Daytona Dream Laps motion ride film, the Ford Sixteen Second Pit Stop Challenge and the Toyota Tundra driving simulator); (ii) the 258 seat Pepsi IMAX Theater featuring the Daytona 500 Movie and NASCAR 3D the IMAX experience; (iii) DAYTONA USA's Gatorade Victory Lane where the car of the current Daytona 500 winner is displayed; (iv) DAYTONA USA's Speedway Tours, a semi-automated tram tour of Daytona International Speedway's garage area, pit road, Gatorade Victory Lane and high-banked track; (v) the Richard Petty Driving and Riding Experience at Daytona; (vi) for groups of 15 or more, the VIP Tour, which includes a tour of the NEXTEL Tower and (vii) non-event time rentals of our facilities including the Bill France Room, Daytona 500 Club, Lake Lloyd Community Center, NEXTEL FANZONE Garages and Suites.

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

MRN Radio

Our subsidiary, Motor Racing Network, Inc., does business under the name "MRN Radio," but is not a radio station. Rather, it creates motorsports-related programming content carried on radio stations around the country, including a national satellite radio service. MRN Radio produces and syndicates to radio stations live coverage of the NASCAR NEXTEL Cup, NASCAR Busch and NASCAR Craftsman Truck series races and certain other races conducted at our tracks, as well as some races conducted at tracks we do not own. Each track presently has the ability to separately contract for the rights to radio broadcasts of events held at its facilities. In addition, MRN Radio provides production services for NEXTEL Vision, the trackside large screen video display units, at all NASCAR NEXTEL Cup Series event weekends except at Indianapolis Motor Speedway, which is a track we do not own. MRN Radio also produces and syndicates daily and weekly NASCAR racing-themed programs. MRN Radio derives revenue from the sale of national advertising contained in its syndicated programming, the sale of advertising and audio and video production services for NEXTEL Vision, as well as from rights fees paid by radio stations that broadcast the programming.

Equity Investments

We indirectly own 37.5% of Raceway Associates. Raceway Associates owns Chicagoland Speedway ("Chicagoland") and Route 66 Raceway. Route 66 Raceway hosts events including NHRA POWERade drag racing series events, dirt oval racing and concerts and has grandstands that seat approximately 30,000 spectators. Chicagoland is a 1.5-mile moderately banked, asphalt, oval superspeedway. The facility has grandstands, which seat approximately 75,000 spectators, and 24 luxury suites containing approximately 1,000 additional seats. Chicagoland promotes a NASCAR NEXTEL Cup Series, NASCAR Busch Series, IRL IndyCar Series and ARCA RE/MAX Series event.
We recently partnered with Speedway Motorsports Incorporated ("SMI") in a 50/50 joint venture, SMISC, which, through a wholly-owned subsidiary, conducts business under the name Motorsports Authentics. Motorsports Authentics operates as an independent company with us and SMI as equal owners and is the leader in design, promotion, marketing and distribution of motorsports licensed merchandise. Motorsports Authentics has licenses for exclusive and non-exclusive distribution with teams competing in NASCAR and other major motorsports series. Its products include a broad range of motorsports-related die-cast replica collectibles, apparel, gifts and other memorabilia, which are marketed through a combination of mass retail, domestic wholesale, trackside, international and collector's club distribution channels.

Other Activities

From time to time, we use our track facilities for testing for teams, driving schools, riding experiences, car shows, auto fairs, concerts and settings for television commercials, print advertisements and motion pictures. We also rent "show cars" for promotional events. We operate Talladega Municipal Airport, which is located adjacent to Talladega Superspeedway ("Talladega"). We rent certain warehouse and office space in Daytona Beach, Florida to third parties. We own property in Daytona Beach, Florida, upon which we conduct agricultural operations. Our Richmond facility includes a fairgrounds complex, which operates various non-motorsports related events. We have an investment in a company that is developing products to be marketed as secure radio frequency identification ("RFID") cashless payment, access control and age verification systems.

COMPETITION

Racing events compete with other professional sports such as football, basketball, hockey and baseball, as well as other recreational events and activities. Our events also compete with other racing events sanctioned by various racing bodies such as NASCAR, IRL, CCS, USAC, SCCA, Grand American, ARCA and others, many of which are often held on the same dates at separate tracks. We believe that the type and caliber of promoted racing events, facility location, sight lines, pricing, variety of motorsports themed amusement options and level of customer conveniences and amenities are the principal factors that distinguish competing motorsports facilities.

EMPLOYEES

As of November 30, 2005, we had over 1,000 full-time employees. We also engage a significant number of temporary personnel to assist during periods of peak attendance at our events, some of whom are volunteers. None of our employees are represented by a labor union. We believe that we enjoy a good relationship with our employees.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, information statements and other information with the SEC. Our SEC filings are available to the public over the internet at the SEC's web site at http://www.sec.gov. You may also read and copy any document we file with the SEC at its public reference facilities at 450 Fifth Street, N.W., Washington, D.C. 20549. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Room of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities. You can also obtain information about us at the offices of the National Association of Securities Dealers, 1735 K St., N.W., Washington, D.C. 20006. The address of our internet website is http://www.iscmotorsports.com. Through a link on the Investor Relations portion of our internet website we make available all of our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as beneficial ownership reports filed with the SEC by directors, officers and other reporting persons relating to holdings in International Speedway Corporation securities. This information is available as soon as the filing is accepted by the SEC.

ITEM 1A. RISK FACTORS

This report and the documents incorporated by reference may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify a forward-looking statement by our use of the words "anticipate," "estimate," "expect," "may," "believe," "objective," "projection," "forecast," "goal," and similar expressions. These forward-looking statements include our statements regarding the timing of future events, our anticipated future operations and our anticipated future financial position and cash requirements. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. We disclose below, in cautionary statements made in this report, and in other filings we have made with the Securities and Exchange Commission the important factors that could cause our actual results to differ from our expectations. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors described below and other factors set forth in or incorporated by reference in this report.

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

Our success depends on our relationships with motorsports sanctioning bodies, particularly NASCAR, and the continuation of present sanctioning practices

Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction the races we promote at our facilities, particularly NASCAR, the sanctioning body for the NASCAR NEXTEL Cup, NASCAR Busch and NASCAR Craftsman Truck series events. NASCAR-sanctioned races conducted at our wholly-owned subsidiaries accounted for approximately 86.2% of our total revenues in fiscal 2005. Each NASCAR sanctioning agreement is awarded on an annual basis. NASCAR is not required to continue to enter into, renew or extend sanctioning agreements with us to conduct any event. Any adverse change in the present sanctioning practices, such as the proposal to establish a bid system contained in the Kentucky Speedway litigation, could adversely impact our operations and revenue. Moreover, although our general growth strategy includes the possible development and/or acquisition of additional motorsports facilities, it cannot be assured that any sanctioning body, including NASCAR, will enter into sanctioning agreements with us to conduct races at any of our newly developed or acquired facilities. Failure to obtain a sanctioning agreement for a major NASCAR event could negatively affect us. Similarly, notwithstanding NASCAR's approvals of our proposals for realignment of NASCAR NEXTEL Cup Series dates among our facilities in fiscal 2004, 2005 and 2006, NASCAR is not obligated to modify its race schedules to allow us to schedule our races more efficiently. By sanctioning an event, NASCAR neither warrants, expressly or by implication, nor takes responsibility for, the success, financial or otherwise, of the sanctioned event or the number or identity of vehicles or competitors participating in the event.

Bad weather could adversely affect us

We promote outdoor motorsports events. Weather conditions affect sales of, among other things, tickets, food, drinks and merchandise at these events. Poor weather conditions could have a negative effect on us, particularly as it relates to walk-up ticket sales.

Postponement and/or cancellation of major motorsports events could adversely affect us

If an event scheduled for one of our facilities is postponed because of weather or other reasons such as, for example, the general postponement of all major sporting events in the United States following the September 11, 2001 terrorism attacks, we could incur increased expenses associated with conducting the rescheduled event, as well as possible decreased revenues from tickets, food, drinks and merchandise at the rescheduled event. If such an event is cancelled, we would incur the expenses associated with preparing to conduct the event as well as losing the revenues, including live broadcast revenues, associated with the event, to the extent such losses were not covered by insurance.

If a cancelled event is part of the NASCAR NEXTEL Cup or NASCAR Busch series, in the year of cancellation we could experience a reduction in the amount of money we expect to receive from television revenues for all of our NASCAR-sanctioned events in the series that experienced the cancellation. This would occur if, as a result of the cancellation, and without regard to whether the cancelled event was scheduled for one of our facilities, NASCAR experienced a reduction in television revenues greater than the amount scheduled to be paid to the promoter of the cancelled event.

Our financial results depend significantly on consumer and corporate spending

Our financial results depend significantly upon a number of factors relating to discretionary consumer and corporate spending, including economic conditions affecting disposable consumer income and corporate budgets such as:
  employment;
  business conditions;
  interest rates; and
  taxation rates.

These factors can impact both attendance at our events and advertising and marketing dollars available from the motorsports industry's principal sponsors and potential sponsors. There can be no assurance that consumer and corporate spending will not be affected adversely by economic and other lifestyle conditions, thereby impacting our growth, revenue and profitability. General economic conditions were significantly and negatively impacted by the September 11, 2001 terrorist attacks and the war in Iraq and could be similarly affected by any future attacks, by a terrorist attack at any mass gathering or fear of such attacks, or by other acts or prospects of war. Any future attacks or wars or related threats could also increase our expenses related to insurance, security or other related matters. A weakened economic and business climate, as well as consumer uncertainty created by such a climate, could adversely affect our financial results. Finally, our financial results could also be adversely impacted by a widespread outbreak of a severe epidemiological crisis.

Certain of our senior executives may have potential conflicts of interest

Members of the France Family Group own and control NASCAR. William C. France, our Chairman of the Board, James C. France, our Vice Chairman and Chief Executive Officer, and Lesa France Kennedy, our President and one of our directors, are all members of the France Family Group in addition to holding positions with NASCAR. Each of them, as well as our general counsel, spends part of his or her time on NASCAR's business. Each of these individuals spends substantial time on our business and all of our other executive officers are available to us on a substantially full-time basis. Because of these relationships, even though all related party transactions are approved by our Audit Committee, certain potential conflicts of interest between us and NASCAR exist with respect to, among other things:

  the terms of any sanctioning agreements that may be awarded to us by NASCAR;
  the amount of time the employees mentioned above and certain of our other employees devote to NASCAR's affairs; and
  the amounts charged or paid to NASCAR for office rental, transportation costs, shared executives, administrative expenses and similar items.

Our success depends on the availability and performance of key personnel

Our continued success depends upon the availability and performance of our senior management team, including William C. France, James C. France, Lesa France Kennedy and John R. Saunders. Each of these individuals possesses unique and extensive industry knowledge and experience. While we believe that our senior management team has significant depth, the loss of any of the individuals mentioned above, or our inability to retain and attract key employees in the future, could have a negative effect on our operations and business plans.

We are controlled by the France family

The France Family Group members, together, beneficially own approximately 35% of our capital stock and approximately 60% of the combined voting power of both classes of our common stock. Accordingly, if members of the France Family Group vote their shares of common stock in the same manner, they can (without the approval of our other shareholders) elect our entire Board of Directors and determine the outcome of various matters submitted to shareholders for approval, including fundamental corporate transactions. If holders of class B common stock other than the France Family Group elect to convert their beneficially owned shares of class B common stock into shares of class A common stock and members of the France Family Group do not convert their shares, the relative voting power of the France Family Group will increase. Voting control by the France Family Group may discourage certain types of transactions involving an actual or potential change in control of us, including transactions in which the holders of class A common stock might receive a premium for their shares over prevailing market prices.

The IRS is currently performing a periodic examination of certain of our federal income tax returns that could result in a material negative impact on cash flow

The Internal Revenue Service (the "Service") is currently performing a periodic examination of our federal income tax returns for the years ended November 30, 1999 through November 30, 2004 and is challenging the tax depreciation treatment for a significant portion of our motorsports entertainment facility assets. In accordance with SFAS No. 109 "Accounting for Income Taxes" we have accrued a deferred tax liability based on the differences between our financial reporting and tax bases of such assets. While we believe that our application of the federal income tax regulations in question is appropriate, and we intend to vigorously defend the merits of our position, an adverse resolution of these matters could result in a material negative impact on cash flow.

Future impairment of goodwill and other intangible assets or long-lived assets could adversely affect our financial results

Our consolidated balance sheets include significant amounts of goodwill and other intangible assets and long-lived assets. We account for our goodwill and other intangible assets in accordance with SFAS No. SFAS No. 142, "Goodwill and Other Intangible Assets" and for our long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In fiscal 2002 we recorded a non-cash after-tax charge of approximately $453.2 million, including approximately $3.4 million associated with our equity investment in Raceway Associates, as a cumulative effect of accounting change upon adoption of SFAS No. 142. In fiscal 2004, we recorded a non-cash before-tax charge of approximately $13.2 million as an impairment of long-lived assets due to our decision to indefinitely suspend major motorsports event operations at our Nazareth facility after completion of its fiscal 2004 events. As of November 30, 2005, goodwill and other intangible assets and property and equipment accounts for approximately $1,427.7 million, or 79.4% of our total assets. Both SFAS No. 142 and No. 144 require testing goodwill and other intangible assets and long-lived assets for impairment based on assumptions regarding our future business outlook. While we continue to review and analyze many factors that can impact our business prospects in the future, our analyses are subjective and are based on conditions existing at and trends leading up to the time the assumptions are made. Actual results could differ materially from these assumptions. Our judgments with regard to our future business prospects could impact whether or not an impairment is deemed to have occurred, as well as the timing of the recognition of such an impairment charge. If in the future a testing for impairment of goodwill and other intangible assets or long-lived assets results in a reduction in their carrying value, we will be required to take the amount of the reduction in such goodwill and other intangible assets or long-lived assets as a non-cash charge against operating income, which would also reduce shareholders' equity.

We may be held liable for personal injuries

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

In addition, sanctioning bodies could impose more stringent rules and regulations for safety, security and operational activities. Such regulations include, for example, the installation of new retaining walls at our facilities, which have increased our capital expenditures, and increased security procedures which have increased our operational expenses.

We operate in a highly competitive environment

As an entertainment company, our racing events face competition from other spectator-oriented sporting events and other leisure, entertainment and recreational activities, including professional football, basketball, hockey and baseball. As a result, our revenues are affected by the general popularity of motorsports, the availability of alternative forms of recreation and changing consumer preferences. Our racing events also compete with other racing events sanctioned by various racing bodies such as NASCAR, IRL, United States Auto Club, National Hot Rod Association, International Motorsports Association, Sports Car Club of America, Grand American Road Racing Association, the Automobile Racing Club of America and others. We believe that the primary elements of competition in attracting motorsports spectators and corporate sponsors to a racing event and facility are the type and caliber of promoted racing events, facility location, sight lines, pricing and customer conveniences that contribute to a total entertainment experience. Many sports and entertainment businesses have resources that exceed ours.

We are subject to changing governmental regulations and legal standards that could increase our expenses

We believe that our operations are in material compliance with all applicable federal, state and local environmental, land use and other laws and regulations. Nonetheless, if it is determined that damage to persons or property or contamination of the environment has been caused or exacerbated by the operation or conduct of our business or by pollutants, substances, contaminants or wastes used, generated or disposed of by us, or if pollutants, substances, contaminants or wastes are found on property currently or previously owned or operated by us, we may be held liable for such damage and may be required to pay the cost of investigation and/or remediation of such contamination or any related damage. The amount of such liability as to which we are self-insured could be material. State and local laws relating to the protection of the environment also can include noise abatement laws that may be applicable to our racing events. Our existing facilities continue to be used in situations where the standards for new facilities to comply with certain laws and regulations, including the Americans with Disabilities Act, are constantly evolving. Changes in the provisions or application of federal, state or local environmental, land use or other laws, regulations or requirements to our facilities or operations, or the discovery of previously unknown conditions, also could require us to make additional material expenditures to remediate or attain compliance.

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

We may be unable to acquire or develop new motorsports facilities

Our ability to acquire or develop motorsports facilities, such as our efforts in New York City and the Pacific Northwest, depends on a number of factors, including, but not limited to:
  our ability to obtain additional or realign existing sanctioning agreements to promote NASCAR NEXTEL Cup Series, NASCAR Busch Series or other major events at any new facilities;
  the cooperation of local government officials;
  our capital resources;
  our ability to control construction and operating costs; and
  our ability to hire and retain qualified personnel.

Developing new motorsports facilities is expensive

Expenses associated with developing, constructing and opening a new facility, such as those under consideration in New York City and the Pacific Northwest, may negatively affect our financial condition and results of operations in one or more future reporting periods. The cost of any new facility transaction will depend on a number of factors, including but not limited to:

  the facility's location;
  the extent of our ownership interest in the facility; and
  the degree of any municipal or other public incentives or support.

Although we believe that we will be able to obtain financing to fund the acquisition, development and/or construction of additional motorsports facilities, we cannot be sure that adequate debt or equity financing will be available on satisfactory terms.

Our quarterly results are subject to seasonality and variability

We derive most of our income from a limited number of NASCAR-sanctioned races. As a result, our business has been, and is expected to remain, highly seasonal based on the timing of major racing events. For example, one of our NASCAR NEXTEL Cup Series races is traditionally held on the Sunday preceding Labor Day. Accordingly, the revenues and expenses for that race and/or the related supporting events may be recognized in either the fiscal quarter ending August 31 or the fiscal quarter ending November 30. Further, schedule changes as determined by NASCAR or other sanctioning bodies, as well as the acquisition of additional, or divestiture of existing, motorsports facilities could impact the timing of our major events in comparison to prior or future periods.

The following table presents certain unaudited financial data for each quarter of fiscal 2004 and 2005 (in thousands, except per share amounts):

	Fiscal Quarter Ended
	February 29,	May 31,	August 31,	November 30,
	2004	2004	2004	2004

Total revenue	$ 130,625	$ 131,125	$ 154,844	$ 231,254
Operating income	47,068	37,720	51,048	92,582
Income from continuing operations	24,450	15,595	31,810	54,441
Net income	27,793	6,059	68,090	54,376
Basic earnings per share	0.52	0.11	1.28	1.02
Diluted earnings per share	0.52	0.11	1.28	1.02
	Fiscal Quarter Ended
	February 28,	May 31,	August 31,	November 30,
	2005	2005	2005	2005

Total revenue	$ 179,432	$ 157,447	$ 166,519	$ 236,730
Operating income	71,847	46,866	56,019	90,533
Income from continuing operations	41,118	26,540	36,804	54,612
Net income	41,065	26,501	36,752	55,044
Basic earnings per share	0.77	0.50	0.69	1.04
Diluted earnings per share	0.77	0.50	0.69	1.03

Governmental regulation may adversely affect the availability of sponsorships and advertising

The motorsports industry generates significant recurring revenue from the promotion, sponsorship and advertising of various companies and their products. Actual or proposed government regulation can impact negatively the availability to the motorsports industry of this promotion, sponsorship and advertising revenue. As examples, advertising by the tobacco and alcoholic beverage industries generally is subject to greater governmental regulation than advertising by other sponsors of our events. The combined advertising and sponsorship revenue from the tobacco and alcoholic beverage industries accounted for approximately 0.6% of our total revenues in fiscal 2005. In addition, the tobacco and alcoholic beverage industries have provided financial support to the motorsports industry through, among other things, their purchase of advertising time, their sponsorship of racing teams and their sponsorship of racing series such as the NASCAR NEXTEL Cup and NASCAR Busch series. Implementation of further restrictions on the advertising or promotion of tobacco or alcoholic beverage products could adversely affect us.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. PROPERTIES

MOTORSPORTS FACILITIES
The following table sets forth current information relating to each of our motorsports facilities and those in which we have an equity interest:

TRACK NAME	LOCATION

APPROXIMATE NUMBER OF GRANDSTAND SEATS

			APPROXIMATE ACREAGE	TRACK LENGTH
Daytona International Speedway	Daytona Beach, Florida	168,000	440	2.5 miles
Talladega Superspeedway	Talladega, Alabama	143,000	1,435	2.6 miles
Michigan International Speedway	Brooklyn, Michigan	137,000	1,180	2.0 miles
Richmond International Raceway	Richmond, Virginia	105,000	635	0.8 miles
California Speedway	Fontana, California	92,000	566	2.0 miles
Kansas Speedway	Kansas City, Kansas	82,000	1,000	1.5 miles
Phoenix International Raceway	Phoenix, Arizona	76,000	598	1.0 mile
Homestead‑Miami Speedway	Homestead, Florida	66,000	404	1.5 miles
Martinsville Speedway	Martinsville, Virginia	64,000	250	0.5 miles
Darlington Raceway	Darlington, South Carolina	59,000	230	1.3 miles
Watkins Glen International	Watkins Glen, New York	36,000	1,377	3.4 miles

Chicagoland Speedway (37.5%)	Joliet, Illinois	75,000	930	1.5 mile
Route 66 Raceway (37.5%)	Joliet, Illinois	30,000	240	.25 mile

DAYTONA INTERNATIONAL SPEEDWAY. Daytona International Speedway is a high-banked, lighted, asphalt, tri-oval superspeedway that also includes a 3.6-mile road course. The lease on the property expires in 2032, including renewal options. We also own various parcels of real property aggregating approximately 500 acres near Daytona International Speedway, which are used for agricultural purposes, except during events when they are used for parking and other ancillary purposes.

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

CALIFORNIA SPEEDWAY. California Speedway is a moderately-banked, lighted, asphalt, tri-oval superspeedway located 40 miles east of Los Angeles in Fontana, California. The facility also includes a quarter mile drag strip and a 2.8-mile road course.

KANSAS SPEEDWAY. Kansas Speedway is a moderately-banked, asphalt, tri-oval superspeedway located in Kansas City, Kansas.
PHOENIX INTERNATIONAL RACEWAY. Phoenix International Raceway is a low-banked, lighted, asphalt, oval superspeedway that also includes a 1.5-mile road course located near Phoenix, Arizona.

HOMESTEAD-MIAMI SPEEDWAY. Homestead-Miami Speedway is a variable-degree banked, lighted, asphalt, oval superspeedway located in Homestead, Florida. We operate Homestead-Miami Speedway under an agreement that expires in 2075, including renewal options.

MARTINSVILLE SPEEDWAY. Martinsville Speedway is a moderately-banked, asphalt and concrete, oval speedway located in Martinsville, Virginia, approximately 50 miles north of Winston-Salem, North Carolina.

DARLINGTON RACEWAY. Darlington Raceway is a high-banked, lighted, asphalt, egg-shaped superspeedway located in Darlington, South Carolina.
WATKINS GLEN INTERNATIONAL. Watkins Glen International includes 3.4-mile and 2.4-mile road course tracks and is located near Watkins Glen, New York.

OTHER FACILITIES. We own approximately 54 acres of real property on International Speedway Boulevard across from Daytona International Speedway on which are located seven buildings containing an aggregate of approximately 375,000 square feet. Our corporate headquarters and other offices and facilities are located in a portion of these facilities. In addition, we own property in Daytona Beach, Florida, upon which we conduct agricultural operations. We also own concession facilities in Talladega, Alabama. We lease real estate and office space in Talladega, Alabama and the property and premises at the Talladega Municipal Airport. Our wholly-owned subsidiary, Phoenix Speedway Corp. leases office space in Avondale, Arizona. The Richmond facility includes a state fairgrounds complex that operates various non-motorsports events.

Through our majority-owned subsidiary, 380 Development, LLC ("380 Development"), we purchased approximately 677 acres in the New York City borough of Staten Island that could potentially be used for the development of a proposed motorsports and retail development project we are pursuing with Related Retail Corporation (the minority member of 380 Development). In addition to building grassroots support for the project and working closely with the appropriate governmental agencies responsible for approval and permitting, we continue to conduct a detailed feasibility study to further analyze construction costs, determine the level of available public incentives, and review environmental impacts including traffic, noise, air quality and remediation required, if any. Whether we ultimately construct a speedway or pursue alternative options for the development of this prime New York real estate will largely depend on the results of this study.

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

In addition to such routine litigation incident to its business, the Company is a party to another legal proceeding described below.
Current Litigation

On July 13, 2005, Kentucky Speedway, LLC filed a civil action in the Eastern District of Kentucky against NASCAR and us alleging that "NASCAR and ISC have acted, and continue to act, individually and in combination and collusion with each other and other companies that control tracks hosting NASCAR NEXTEL Cup Series, to illegally restrict the award of ... NASCAR NEXTEL Cup Series [races]." The complaint seeks damages and an injunction requiring NASCAR to establish a competitive bidding process for NEXTEL Cup events and prohibiting further violations of the antitrust laws. Other than some vaguely conclusory allegations, the complaint fails to specify any conduct by International Speedway Corporation ("ISC") other than conducting and growing its motorsports entertainment business for the benefit of its shareholders. We believe the allegations to be without merit and intend to defend ourself vigorously. We have retained counsel and are pursuing defenses to the suit while maintaining potential counterclaim remedies available to us to recover the damages caused by the filing of the suit. On September 12, 2005 our counsel filed a motion to dismiss the complaint for improper jurisdiction and venue as well as the lack of any antitrust injury allegations. On January 27, 2006, the court denied our motion to dismiss the complaint and established a February 1, 2007 deadline for the completion of pre-trial discovery. Based upon the current timeline a trial on the merits of the case is scheduled for no earlier than August 2007. In the interim, our counsel have filed motions seeking to allow an interim appeal of the ruling on the jurisdiction and venue issues. If allowed to proceed, such an appeal would not delay the discovery process while being pursued. While it is premature to quantify either the likelihood or the potential magnitude of an adverse decision, the fees and expenses associated with the defense of this suit are not covered by insurance and could adversely impact our financial condition or results of operations and cash flows, even if we ultimately prevail. Further, the time devoted to this matter by management and the possible impact of litigation on business negotiations occurring prior to resolution of this matter could also adversely impact our financial condition or results of operations and cash flows. Finally, even if the direct effect of the resolution of this case does not result in a material adverse impact on us, it is possible that the resolution of this case could result in industry‑wide changes in the way race schedules are determined by sanctioning bodies, which could indirectly have a material adverse impact on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.     MARKET PRICE OF AND DIVIDENDS ON REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At November 30, 2005, International Speedway Corporation had two issued classes of capital stock: class A common stock, $.01 par value per share, and class B common stock, $.01 par value per share. The class A common stock is traded on the NASDAQ National Market System under the symbol "ISCA." The class B common stock is traded on the Over-The-Counter Bulletin Board under the symbol "ISCB.OB" and, at the option of the holder, is convertible to class A common stock at any time. As of November 30, 2005, there were approximately 2,742 record holders of class A common stock and approximately 605 record holders of class B common stock.

The reported high and low sales prices or high and low bid information, as applicable, for each quarter indicated are as follows:

	ISCA		ISCB.OB(1)

	High	Low	High	Low

Fiscal 2004:
First Quarter	$ 48.50	$ 41.92	$ 48.00	$ 42.25
Second Quarter	49.26	41.01	49.00	41.50
Third Quarter	53.90	46.75	53.35	46.60
Fourth Quarter	54.85	46.07	54.00	46.25

Fiscal 2005:
First Quarter	56.50	48.80	56.00	49.00
Second Quarter	60.59	51.50	58.50	51.50
Third Quarter	60.15	53.60	59.25	53.50
Fourth Quarter	56.35	50.45	55.00	50.00

(1) ISCB quotations were obtained from the OTC Bulletin Board and represent prices between dealers and do not include mark‑up, mark‑down or commission. Such quotations do not necessarily represent actual transactions.

DIVIDENDS
Annual dividends of $0.06 per share were declared in the quarter ended in May and paid in June in fiscal years 2001 through 2005 on all common stock that was issued at the time.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	126,622	$ 46.28	538,616
Equity compensation plans not approved by security holders	-	-	-

Total	126,622	$ 46.28	538,616

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

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected financial data as of and for each of the last five fiscal years in the period ended November 30, 2005. The income statement data for the three fiscal years in the period ended November 30, 2005, and the balance sheet data as of November 30, 2004 and November 30, 2005, have been derived from our audited historical consolidated financial statements included elsewhere in this report, which financial statements have been audited by Ernst & Young LLP, our independent registered public accounting firm, as indicated in their report thereon. The balance sheet data as of November 30, 2003, and the income statement data and the balance sheet data as of and for the fiscal years ended November 30, 2001 and 2002, have been derived from our audited historical consolidated financial statements. You should read the selected financial data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the accompanying notes included elsewhere in this report.

For the Year Ended November 30,
2001	2002	2003	2004	2005

(in thousands, except per share data)

Income Statement Data:
Revenues:
Admissions, net	$ 205,552	$ 205,754	$ 203,699	$ 222,545	$ 234,768
Motorsports related	221,552	241,666	265,209	334,943	408,514
Food, beverage and merchandise	69,612	69,516	74,075	83,236	87,269
Other	5,181	7,230	6,072	7,124	9,578

Total revenues	501,897	524,166	549,055	647,848	740,129
Expenses:
Direct expenses:
Prize and point fund monies and NASCAR
sanction fees	78,464	87,388	96,882	119,322	136,816
Motorsports related	92,500	94,375	97,771	113,073	134,395
Food, beverage and merchandise	37,800	37,614	41,467	52,285	56,773
General and administrative	75,887	76,266	82,403	90,307	95,987
Depreciation and amortization	49,659	38,184	40,860	44,443	50,893
Homestead-Miami Speedway track reconfiguration	-	-	2,829	-	-

Total expenses	334,310	333,827	362,212	419,430	474,864

Operating income	167,587	190,339	186,843	228,418	265,265
Interest income	3,406	1,187	1,789	4,053	4,860
Interest expense	(26,505)	(24,276)	(23,179)	(21,723)	(12,693)
Loss on early redemption of debt	-	-	-	(4,988)	-
Equity in net income from equity investments	2,935	1,907	2,553	2,754	3,516
Minority interest	992	-	-	-	-

Income from continuing operations before
income taxes and cumulative effect
of accounting change	148,415	169,157	168,006	208,514	260,948
Income taxes	61,592	65,945	66,041	82,218	101,876

Income from continuing operations before
cumulative effect of accounting change	86,823	103,212	101,965	126,296	159,072
Income (loss) from discontinued operations(1)	810	(60,962)	3,483	(6,315)	289
Gain on sale of discontinued operations	-	-	-	36,337	-
Cumulative effect of accounting change (2)	-	(453,228)	-	-	-

Net income (loss)	$ 87,633	$ (410,978)	$ 105,448	$ 156,318	$ 159,361

	For the Year Ended November 30,
2001	2002	2003	2004	2005

	(in thousands, except per share data)

Basic Earnings per share:
Income from continuing operations before
cumulative effect of accounting change	$ 1.64	$ 1.95	$ 1.92	$ 2.38	$ 2.99
Income (loss) from discontinued operations (1)	0.01	(1.15)	0.07	(0.12)	0.01
Gain on sale of discontinued operations	-	-	-	0.68	-
Cumulative effect of accounting change (2)	-	(8.55)	-	-	-

Net income (loss)	$ 1.65	$ (7.75)	$ 1.99	$ 2.94	$ 3.00

Diluted earnings per share:
Income from continuing operations before
cumulative effect of accounting change	$ 1.64	$ 1.94	$ 1.92	$ 2.37	$ 2.99
Income (loss) from discontinued operations (1)	0.01	(1.14)	0.06	(0.11)	-
Gain on sale of discontinued operations	-	-	-	0.68	-
Cumulative effect of accounting change (2)	-	(8.54)	-	-	-

Net income (loss)	$ 1.65	$ (7.74)	$ 1.98	$ 2.94	$ 2.99

Dividends per share	$ 0.06	$ 0.06	$ 0.06	$ 0.06	$ 0.06

Weighted average shares outstanding:
Basic	52,996,660	53,036,552	53,057,077	53,084,437	53,128,533
Diluted	53,076,828	53,101,535	53,133,282	53,182,776	53,240,183

Balance Sheet Data (at end of period):
Cash and cash equivalents	$ 71,004	$ 109,263	$ 223,973	$ 160,978	$ 130,758
Working (deficit) capital	(28,471)	12,100	(104,761)	149,879	14,887
Total assets	1,702,146	1,155,971	1,303,792	1,619,510	1,797,069
Long-term debt	402,477	309,606	75,168	369,315	368,387
Total debt	411,702	315,381	308,131	376,820	369,022
Total shareholders' equity	1,035,422	622,325	726,465	881,738	1,039,955

(1)           Reflects the accounting for discontinued operations of North Carolina Speedway, which was sold on July 1, 2004, and Nazareth Speedway which is currently held for sale. The loss from discontinued operations in fiscal 2002 includes the adoption of Statement of Financial Accounting Standard ("SFAS") No. 142, which resulted in a non-cash after-tax charge of approximately $64.0 million. The loss from discontinued operations in fiscal 2004 includes the non-cash after-tax impairment of Nazareth's long-lived assets of approximately $8.6 million. The discontinued operations in fiscal 2005 includes the subsequent non-cash after-tax write-up of certain grandstand assets at Nazareth, which will be relocated to and used at Darlington Raceway in fiscal 2006, of approximately $471,000.

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

"Motorsports related revenue" primarily includes television, radio and ancillary rights fees, promotion and sponsorship fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating), advertising, track rentals and royalties from licenses of our trademarks. Our revenues from corporate sponsorships are paid in accordance with negotiated contracts, with the identities of sponsors and the terms of sponsorship changing from time to time. NASCAR contracts directly with certain network providers for television rights to the entire NASCAR NEXTEL Cup and NASCAR Busch series schedules. NASCAR's current broadcast contracts with NBC Sports, Turner Sports, FOX and its FX cable network extend through 2006 (see "Future Trends in Operating Results" discussing subsequent years broadcast contracts). Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR NEXTEL Cup and NASCAR Busch series event. Under the terms of this arrangement, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR NEXTEL Cup or NASCAR Busch series event as a component of its sanction fees and remits the remaining 90% to the event promoter. The event promoter pays 25% of the gross broadcast rights fees allocated to the event as part of awards to the competitors.

"Food, beverage and merchandise revenue" includes revenues from concession stands, direct sales of souvenirs, hospitality catering, programs and other merchandise and fees paid by third party vendors for the right to occupy space to sell souvenirs and concessions at our facilities.

Direct expenses include (i) prize and point fund monies and NASCAR sanction fees, (ii) motorsports related expenses, which include labor, advertising, costs of competition paid to sanctioning bodies other than NASCAR and other expenses associated with the promotion of all of our motorsports events and activities, and (iii) food, beverage and merchandise expenses, consisting primarily of labor and costs of goods sold.

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

Revenue Recognition. Advance ticket sales and event-related revenues for future events are deferred until earned, which is generally once the events are conducted. The recognition of event-related expenses is matched with the recognition of event-related revenues. Revenues and related expenses from the sale of merchandise to retail customers, internet sales and direct sales to dealers are recognized at the time of sale. We believe that our revenue recognition policies follow guidance issued by the SEC in Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements."

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

Self-Insurance Reserves. We use a combination of insurance and self-insurance for a number of risks including general liability, workers' compensation, vehicle liability and employee-related health care benefits. Liabilities associated with the risks that we retain are estimated by considering various historical trends and forward-looking assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

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

Acquisition and Divestitures
Martinsville Speedway and North Carolina Speedway

On July 13, 2004, we acquired the assets of Martinsville Speedway ("Martinsville"), and assumed the operations as well as certain liabilities of Martinsville for approximately $194.8 million, including acquisition costs. Martinsville was privately owned, with certain members of the France Family Group, which controls in excess of 60% of the combined voting interest of ISC, owning 50% of Martinsville. The acquisition was funded by $100.4 million in proceeds from the sale of the assets of North Carolina Speedway ( "North Carolina") and approximately $94.4 million in cash. Martinsville's operations are included in our consolidated operations subsequent to the date of acquisition.

As required by the settlement agreement in the Ferko/Vaughn litigation ("Settlement Agreement") dated April 8, 2004, our North Carolina Speedway, Inc. subsidiary entered into an Asset Purchase Agreement with SMI for the sale of the tangible and intangible assets and operations of North Carolina. Under the terms of the Settlement Agreement, SMI's subsidiary purchased North Carolina's assets and assumed its operations for approximately $100.4 million in cash. The sale of North Carolina's assets closed on July 1, 2004 and we recorded an after-tax gain in our third quarter of fiscal 2004 of approximately $36.3 million.

For all periods presented, the results of operations of North Carolina, including the gain on sale, are presented as discontinued operations.
Nazareth Speedway

In May 2004, we announced our intention to request realignment of the NASCAR Busch Series and IRL IndyCar Series events, then conducted at Nazareth Speedway ("Nazareth"), to other motorsports facilities within our portfolio and our intention to suspend indefinitely major motorsports event operations at the facility after completion of its fiscal 2004 events. For the 2005 event season, the aforementioned events were realigned to our Watkins Glen International ("Watkins Glen") facility.

The realignment of the events conducted at Nazareth and the indefinite suspension of major motorsports event operations at the facility had a significant adverse effect on Nazareth's future revenues and cash flows. As a result of these changes in Nazareth's operations, in the second quarter of fiscal 2004 an analysis of Nazareth's long-lived assets and its estimated future undiscounted cash flows was completed. The projected undiscounted cash flows were not sufficient to recover the carrying amount of Nazareth's property and equipment. We evaluated the estimated fair value of Nazareth's long-lived assets using a discounted cash flow assessment as well as comparable prices for similar property, which resulted in the identification and measurement of an impairment loss of approximately $13.2 million, or $0.16 per diluted share in the fiscal quarter ended May 31, 2004. In the fourth quarter of fiscal 2005, we identified certain grandstand assets which were previously fully impaired, that we will relocate to and use at our Darlington Raceway ("Darlington") facility in fiscal 2006. The assets that will be relocated to and used at Darlington were adjusted to their net book value during the fourth quarter of fiscal 2005, resulting in an after-tax write-up of approximately $471,000, or $0.01 per diluted share. In January 2006, we entered into an agreement with NZSW, LLC for the sale of 158 acres, on which Nazareth Speedway is located, for approximately $18.8 million. The sale transaction is expected to close in fiscal 2006 and is contingent upon, among other items, the purchaser's right to terminate the agreement during the due diligence period. Upon closing the transaction, we expect to record an after-tax gain from discontinued operations of approximately $6.0 to $7.0 million, or $0.11 to $0.13 per diluted share.

For all periods presented, the results of operations of Nazareth, including the impairment loss and subsequent write-up of certain grandstand assets, are presented as discontinued operations.
Pikes Peak International Raceway

On October 7, 2005, we acquired the assets and assumed certain liabilities of Pikes Peak International Raceway ("Pikes Peak") for approximately $12.0 million. Subsequent to the purchase we requested realignment of the NASCAR Busch Series event, then conducted at Pikes Peak, to another motorsports facility within our portfolio starting in fiscal 2006 and suspended indefinitely major motorsports event operations at the facility on October 31, 2005. We believe that we can more successfully grow this event over the long term at a facility other than Pikes Peak. For the 2006 event season, the aforementioned event has been realigned to our Martinsville facility. We intend to relocate certain Pikes Peak fixed assets to other facilities within our portfolio. These assets include grandstand seating and other structures that can be utilized for future speedway expansion projects.

Equity and Other Investments
Motorsports Authentics

On August 30, 2005, we partnered with SMI in a 50/50 joint venture, SMISC, which, through a wholly-owned subsidiary, conducts business under the name Motorsports Authentics. Motorsports Authentics operates as an independent company with us and SMI as equal owners. Also on August 30, 2005, we announced that SMISC had entered into a definitive agreement dated August 29, 2005, to purchase the stock of Action Performance Companies, Inc. ("Action"). The acquisition was structured as a merger of a wholly-owned subsidiary of Motorsports Authentics, LLC into Action.

The acquisition of Action was completed on December 9, 2005, which resulted in an investment of approximately $123.8 million and was combined with the net assets and merchandising operations of Team Caliber, which Motorsports Authentics acquired on September 8, 2005. As a result of these acquisitions, Motorsports Authentics is now a leader in design, promotion, marketing and distribution of motorsports licensed merchandise. Motorsports Authentics has licenses for exclusive and non-exclusive distribution with teams competing in NASCAR and other major motorsports series. Its products include a broad range of motorsports-related die-cast replica collectibles, apparel, gifts and other memorabilia, which are marketed through a combination of mass retail, domestic wholesale, trackside, international and collector's club distribution channels.

Proximities, Inc.

We acquired an approximately 24.5% interest in Proximities, Inc. ("Proximities") in November 2004 through the purchase of Proximities' Series B Preferred Stock for approximately $2.0 million. Proximities is developing products which are to be marketed as secure RFID cashless payment, access control and age verification systems. These products allow customers to purchase concessions and merchandise quickly and easily using the fast, secure RFID wristband which is linked to a pre-authorized credit card. Proximities is a variable interest entity as determined in accordance with FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." We do not consolidate the operations of Proximities as we are not the primary beneficiary. The maximum exposure to loss as a result of our involvement with Proximities consists of our investment at November 30, 2005 of approximately $2.0 million.

Future Trends in Operating Results

Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction events at our facilities, particularly with NASCAR, whose sanctioned events at our wholly-owned facilities accounted for approximately 86.2% of our revenues in fiscal 2005. In January 2003, NASCAR announced it would entertain and discuss proposals from track operators regarding potential realignment of NASCAR NEXTEL Cup Series dates to more geographically diverse and potentially more desirable markets where there may be greater demand, resulting in an opportunity for increased revenues to the track operators. In June 2003, we announced that NASCAR approved our proposal for realignment of NASCAR NEXTEL Cup Series events among certain of our facilities for the 2004 season. In May 2004 we received NASCAR's approval for the realignment of additional NASCAR NEXTEL Cup events in our portfolio beginning in fiscal 2005. The net result of the 2005 realignments is the addition of a second NEXTEL Cup weekend for Phoenix International Raceway ("Phoenix") beginning in 2005 and the reduction of Darlington's event schedule by one NEXTEL Cup weekend. In October 2005 we received NASCAR's approval for the realignment of a NASCAR Busch Series event from our recently acquired Pikes Peak facility to Martinsville in fiscal 2006. We believe that the realignments will provide us additional net positive revenue and earnings as well as further enhance the sport's exposure in highly desirable markets, which we believe benefits the sport's fans, teams, sponsors and television broadcast partners as well as promoters. NASCAR has indicated that it is open to discussion regarding additional date realignments. We believe we are well positioned to capitalize on these future opportunities.

Fiscal 2001 was our first year under NASCAR's multi-year consolidated television broadcast rights agreements with NBC Sports, Turner Sports, FOX and FX. These agreements cover the domestic broadcast of NASCAR's NEXTEL Cup and Busch series racing seasons from 2001 through 2006. Under these agreements, television rights fees are expected to increase approximately 15 percent for the industry in fiscal 2006. Television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR NEXTEL Cup and NASCAR Busch series events conducted at our wholly-owned facilities for fiscal 2005, 2004 and 2003 were approximately $235.9 million, $188.9 million and $140.8 million, respectively.

The 2005 NEXTEL Cup Series season was the most viewed ever for broadcasters FOX/FX and NBC/TNT. Over 400 million viewers tuned in to watch NASCAR's three premier series last year as the NEXTEL Cup, Busch and Craftsman Truck series posted average annual household increases of four, 22 and 19 percent, respectively. We believe the increased television viewership is a result of the ongoing growth in fan and media awareness of NASCAR racing due to Nextel's sponsorship of the Cup series, the benefits of Realignment and the Chase for the Championship, and increased popularity of drivers in the Busch and Craftsman Truck series. In addition, strong promotional support and programming by the networks has helped the sport reach new fans nationwide.

NASCAR has entered into new combined eight-year agreements with FOX, ABC/ESPN and TNT beginning in 2007 for the domestic broadcast and related rights for its NEXTEL Cup, Busch and Craftsman Truck series. The agreements are expected to total approximately $4.5 billion, resulting in an approximate $560 million gross average annual rights fee for the industry, a more than 40 percent increase over the current contract average of $400 million annually. With an expected annual rights fees increase over the contract period of between three and five percent annually, we anticipate 2007 industry rights fees to range between approximately $470 million and $500 million. While the 2007 rights fees will be less than the 2006 rights fees of approximately $576 million, in our opinion it should not overshadow the strategic importance and expected long-term benefits of the new contracts. Over the past several years, there has been a shift of major sports programming from network to cable. The cable broadcasters can support a higher investment through subscriber fees not available to networks, which has resulted in increased rights fees for these sports properties. Cable, however, reaches far fewer households than network broadcasts. We view NASCAR's decision to keep approximately two-thirds of its event schedule on network television as important to the sport's future growth. The structure should continue to drive increased fan and media awareness for all three racing series, which will help fuel our long-term attendance and corporate-related revenues. We also welcome the chance to re-establish the sport's broadcast relationship with ESPN, which we believe will result in further exposure for NASCAR racing. First, we believe the Busch Series will significantly benefit from the improved continuity of its season-long presence on ESPN. In addition, we believe the sport as a whole will benefit from the increased ancillary programming and nightly and weekly NASCAR-branded programming and promotions, similar to what ESPN does with the other major sports. Of course the most significant benefit of the new contracts is the substantial increase in earnings and cash flow visibility for the entire industry over the contract period.

As media rights revenues fluctuate so do the variable costs tied to the percentage of broadcast rights fees required to be paid to competitors as part of NASCAR NEXTEL Cup, Busch and Craftsman Truck series sanction agreements. NASCAR prize and point fund monies, as well as sanction fees ("NASCAR direct expenses"), are outlined in the sanction agreement for each event and are negotiated in advance of an event. As previously discussed, included in these NASCAR direct expenses are 25% of the gross domestic television broadcast rights fees allocated to our NASCAR NEXTEL Cup, Busch and Craftsman Truck series events as part of prize and point fund money. These annually negotiated contractual amounts paid to NASCAR contribute to the support and growth of the sport of NASCAR stock car racing through payments to the teams and sanction fees paid to NASCAR. As such, we do not expect these costs to decrease in the future as a percentage of admissions and motorsports related income. We anticipate any operating margin improvement to come primarily from economies of scale and controlling costs in areas such as motorsports related and general and administrative expenses.

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

An important component of our operating strategy has been our long-standing practice of focusing closely on supply and demand regarding additional capacity at our facilities. We continually evaluate the demand for our most popular racing events in order to add capacity that we believe will provide an acceptable rate of return on invested capital. Through prudent expansion, we attempt to keep demand at a higher level than supply, which stimulates ticket renewals and advance sales. Advance ticket sales result in earlier cash flow and reduce the potential negative impact of actual and forecasted inclement weather on ticket sales. While we will join with sponsors to offer promotions to generate additional ticket sales, we avoid rewarding last-minute ticket buyers by discounting tickets. We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth than to capture short-term incremental revenue. We recognize that a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment and other lifestyle and business conditions, can negatively impact attendance at our events. Accordingly, we instituted only modest increases in our weighted average ticket prices for fiscal 2005 and 2006. In addition, we limited the expansion of our facilities in fiscal 2005, to approximately 1,500 additional seats at Kansas Speedway ("Kansas"), 870 grandstand seats and 16 suites at Homestead-Miami Speedway ("Miami") and 870 club seats along with six incremental suites at Michigan International Speedway ("Michigan"). For fiscal 2006, at Phoenix we are replacing 14,000 grandstand seats behind Turns 3 and 4 with upgraded grandstands behind Turn 1, providing improved sightlines and a more premium seat for our fans. In addition, we are replacing an aging suite building with modern luxury suites along the top of the grandstands behind Turn 1, resulting in a net increase of three to six suites. We are also adding a 100-person premier club called Octane atop the Turn 1 grandstands, which will provide guests with an elite setting to experience racing in style. Also during fiscal 2006, at Darlington we will be removing 3,500 grandstand seats behind Turn 2 and replacing them with a new 6,500-seat grandstand structure behind Turn 1, a net capacity increase of approximately 3,000 seats. We will continue to evaluate expansion opportunities, as well as the pricing and packaging of our tickets and other products, on an ongoing basis. Over the long term, we plan to continue to expand capacity at our speedways.

Since we compete with newer entertainment venues for patrons and sponsors, we will continue to evaluate opportunities to enhance our facilities, thereby producing additional revenue generating opportunities for us and improving the experience for our guests. One major example of these efforts is the infield renovation at Daytona International Speedway ("Daytona") that was completed for the start of the 2005 racing season. The new infield features numerous fan amenities and unique revenue generating opportunities, including garage walk-through areas, additional merchandise and concessions vending areas, waterfront luxury recreational vehicle parking areas, a large tunnel to accommodate team haulers and guest recreational vehicles in and out of the infield and other special amenities such as the infield's signature structure, the Daytona 500 Club. The fan and guest response to our renovation efforts at Daytona has been overwhelmingly positive and has resulted in incremental direct and, we believe, indirect revenue generation. Another example of our efforts to enhance the fan experience includes the renovation of Michigan's front stretch, including new ticket gates, new vendor and display areas, and several new concession stands, as well as the aforementioned addition of club seats and luxury suites. For fiscal 2006, we have additional renovation projects scheduled to occur at California Speedway ("California") and Talladega. At California, we have announced plans to renovate and expand the facility's front midway area. The new plaza will feature a full-service outdoor cafe with cuisine by celebrity chef Wolfgang Puck, in addition to a town center, retail store and concert stage. Other highlights include shade features, modified entry gates, expanded hospitality areas, radio broadcast locations, giant video walls, leisure areas and grass and water accents. This project is a direct result of fan feedback, and further demonstrates our commitment to providing a premium entertainment environment for our guests. We have also announced plans to repave Talladega's 2.6 mile oval in time for that facility's fall NASCAR NEXTEL Cup weekend. Talladega's racing surface has not been repaved since 1979, and we believe the newly paved racing surface will enhance the thrilling on-track competition.

From time to time, we are a party to routine litigation incidental to our business. We do not believe that the resolution of any or all of such litigation will have a material adverse effect on our financial condition or results of operations.

In addition to such routine litigation incident to its business, the Company is a party to another legal proceeding described below.

Current Litigation

On July 13, 2005, Kentucky Speedway, LLC filed a civil action in the Eastern District of Kentucky against NASCAR and us alleging that "NASCAR and ISC have acted, and continue to act, individually and in combination and collusion with each other and other companies that control tracks hosting NASCAR NEXTEL Cup Series, to illegally restrict the award of ... NASCAR NEXTEL Cup Series [races]." The complaint seeks damages and an injunction requiring NASCAR to establish a competitive bidding process for NEXTEL Cup events and prohibiting further violations of the antitrust laws. Other than some vaguely conclusory allegations, the complaint fails to specify any conduct by International Speedway Corporation ("ISC") other than conducting and growing its motorsports entertainment business for the benefit of its shareholders. We believe the allegations to be without merit and intend to defend ourself vigorously. We have retained counsel and are pursuing defenses to the suit while maintaining potential counterclaim remedies available to us to recover the damages caused by the filing of the suit. On September 12, 2005 our counsel filed a motion to dismiss the complaint for improper jurisdiction and venue as well as the lack of any antitrust injury allegations. On January 27, 2006, the court denied our motion to dismiss the complaint and established a February 1, 2007 deadline for the completion of pre-trial discovery. Based upon the current timeline a trial on the merits of the case is scheduled for no earlier than August 2007. In the interim, our counsel have filed motions seeking to allow an interim appeal of the ruling on the jurisdiction and venue issues. If allowed to proceed, such an appeal would not delay the discovery process while being pursued. While it is premature to quantify either the likelihood or the potential magnitude of an adverse decision, the fees and expenses associated with the defense of this suit are not covered by insurance and could adversely impact our financial condition or results of operations and cash flows, even if we ultimately prevail. Further, the time devoted to this matter by management and the possible impact of litigation on business negotiations occurring prior to resolution of this matter could also adversely impact our financial condition or results of operations and cash flows. Finally, even if the direct effect of the resolution of this case does not result in a material adverse impact on us, it is possible that the resolution of this case could result in industry‑wide changes in the way race schedules are determined by sanctioning bodies, which could indirectly have a material adverse impact on us.

The postponement or cancellation of one or more major motorsports events could adversely impact our future operating results. A postponement or cancellation could be caused by a number of factors, including inclement weather, a widespread outbreak of a severe epidemiological crisis, a general postponement or cancellation of all major sporting events in this country (as occurred following the September 11, 2001 terrorist attacks), a terrorist attack at any mass gathering or fear of such an attack, conditions resulting from the war in Iraq or other acts or prospects of war.

The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:
	For the Year Ended November 30,
	2003	2004	2005

Revenues:
Admissions, net	37.1%	34.4%	31.7%
Motorsports related	48.3	51.7	55.2
Food, beverage and merchandise	13.5	12.8	11.8
Other	1.1	1.1	1.3

Total revenues	100.0	100.0	100.0
Expenses:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	17.7	18.4	18.5
Motorsports related	17.8	17.4	18.1
Food, beverage and merchandise	7.6	8.1	7.7
General and administrative	15.0	13.9	13.0
Depreciation and amortization	7.4	6.9	6.9
Homestead-Miami Speedway track reconfiguration	0.5	-	-

Total expenses	66.0	64.7	64.2

Operating income	34.0	35.3	35.8
Interest expense, net	(3.9)	(2.7)	(1.0)
Loss on early redemption of debt	-	(0.8)	-
Equity in net income from equity investments	0.5	0.4	0.5

Income from continuing operations before income taxes	30.6	32.2	35.3
Income taxes	12.0	12.7	13.8

Income from continuing operations	18.6	19.5	21.5
Income (loss) from discontinued operations	0.6	(1.0)	-
Gain on sale of discontinued operations	-	5.6	-

Net income	19.2%	24.1%	21.5%

Comparison of Fiscal 2005 to Fiscal 2004
The comparison of fiscal 2005 to fiscal 2004 is impacted by the following factors:
  In July 2004, we acquired the assets and assumed the operations and certain liabilities of Martinsville. The timing of the acquisition in fiscal 2004 resulted in an incremental NASCAR NEXTEL Cup and Craftsman Truck series event during fiscal 2005;

  During fiscal 2004, we sold the assets and operations of North Carolina and made a decision to pursue the sale of Nazareth due to the realignment of Nazareth's events to our Watkins Glen facility starting with the 2005 event season. Accordingly, the results of operations for North Carolina and Nazareth are recorded as discontinued operations for all periods presented in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". Watkins Glen hosted a NASCAR Busch Series event and an IRL event included in our continuing operations during fiscal year 2005, while the corresponding events held at Nazareth during the prior fiscal year are recorded as part of discontinued operations;

As part of NASCAR's fiscal 2005 event date realignments, a NASCAR NEXTEL Cup and Busch series weekend historically hosted by Darlington was realigned to Phoenix;
Speedweeks at Daytona was highlighted by the debut of the facility's previously discussed newly renovated infield;
In fiscal 2005, we reached settlement with the CART Liquidation Trust that allowed a claim in our favor of $1.75 million in the Championship Auto Racing Teams ("CART") bankruptcy; and
In fiscal 2004, we refinanced our outstanding $225 million senior notes originally due in October 2004 and paid a redemption premium on the previously outstanding senior notes.

Admissions revenue increased approximately $12.2 million, or 5.5%, in fiscal 2005 compared to fiscal 2004. The increase is primarily due to:

  The previously discussed timing of the acquisition of Martinsville;
  Realignment of events to Watkins Glen;
  The net impact of the realignment of events to Phoenix from Darlington;
  Increased attendance for the NASCAR events conducted during Speedweeks at Daytona supporting our sold out Daytona 500;
  Rescheduling of the NASCAR Craftsman Truck Series event at Michigan from the IRL weekend in fiscal 2004 to the June NASCAR NEXTEL Cup weekend in fiscal 2005, resulting in increased attendance and weighted average ticket price; and
  Increased attendance for the remaining Darlington NASCAR weekend.

These increases are partially offset by certain admissions decreases including attendance for the California NASCAR NEXTEL Cup and Busch series events conducted in the first quarter of fiscal 2005.

Motorsports related revenue increased approximately $73.6 million, or 22.0%, in fiscal 2005 compared to fiscal 2004. The increase is primarily due to increased television broadcast rights fees, sponsorship, hospitality and other race related revenues for comparable NASCAR NEXTEL Cup weekends hosted at our facilities as well the timing of the acquisition of Martinsville and the realignment of events to Watkins Glen. The net impact of realignment of events to Phoenix from Darlington also contributed to the current year increase.

Food, beverage and merchandise revenue increased approximately $4.0 million, or 4.8%, in fiscal 2005 compared to fiscal 2004. The increase is primarily due to catering, merchandise and concession operations for comparable NASCAR NEXTEL Cup weekends, the net impact of realignment of events to Phoenix from Darlington, the timing of the acquisition of Martinsville and higher revenues resulting from increased attendance, hospitality units and additional points of sale in the newly renovated infield for events during Speedweeks at Daytona. These increases are partially offset by decreases primarily related to our Americrown subsidiary performing services at non-ISC venues in fiscal 2004.

Other revenue increased approximately $2.5 million, or 34.4%, during fiscal 2005 compared to fiscal 2004. The increase is primarily attributable to agricultural operations and rental income from non-motorsports activities.

Prize and point fund monies and NASCAR sanction fees increased approximately $17.5 million, or 14.7%, in fiscal 2005, as compared to fiscal 2004. The increase is primarily attributable to the increase in television broadcast rights fees for comparable NASCAR NEXTEL Cup and Busch series events held at our facilities as standard NASCAR sanctioning agreements require that a specified percentage of television broadcast rights fees be paid to competitors. The previously discussed realignment of the NASCAR Busch Series event to Watkins Glen also contributed to the increase, as well as the timing of the acquisition of Martinsville.

Motorsports related expenses increased approximately $21.3 million, or 18.9%, in fiscal 2005 compared to fiscal 2004. The increase is primarily related to increased operating expenses for comparable events during the periods, including operating expenses associated with the previously discussed Daytona infield renovation, certain strategic consumer and corporate marketing initiatives and services donated to hurricane relief efforts. Increases during fiscal 2005 also included the realignment of events to Watkins Glen, the net impact of realignment of events to Phoenix from Darlington and the timing of the acquisition of Martinsville. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue increased to approximately 20.9% for fiscal 2005, as compared to 20.3% for fiscal 2004, primarily due to the previously discussed expenses as well as the expenses and the sanction fee for the realigned Watkins Glen IRL event. These increases are partially offset by increased revenues from the television broadcast rights fees and the timing of the Martinsville acquisition.

Food, beverage and merchandise expense increased $4.5 million, or 8.6%, during fiscal 2005 as compared to fiscal 2004. The increase is primarily attributable to event related costs, including increases associated with the additional events at Martinsville and the realignment of events to Phoenix from Darlington, certain merchandise inventory writedowns and inventory donated to hurricane relief efforts. These increases are partially offset by services at non-ISC venues in fiscal 2004. Food, beverage and merchandise expense as a percentage of food, beverage merchandise revenue increased to approximately 65.1% for fiscal 2005 as compared to 62.8% for fiscal 2004. The increases are primarily related to previously discussed inventory writedowns, increased operating and selling costs associated with an expanded merchandising strategy implemented in late-fiscal 2004 and donated merchandise. Also contributing to the increase for fiscal 2005 is the lower margin upscale catering cuisine offered in the new NEXTEL FANZONE and Daytona 500 Club during Speedweeks. These increases are partially offset by our Americrown subsidiary performing lower margin services at non-ISC venues in fiscal year 2004 and the realignment of events to Phoenix from Darlington.

General and administrative expenses increased approximately $5.7 million, or 6.3%, during fiscal 2005 as compared to fiscal 2004. The increases are primarily related to a net increase in certain costs related to the growth of our core business, expenses associated with the timing of the acquisition of Martinsville, hurricane repair costs associated with storms in late fiscal 2004 and a non-cash charge associated with certain asset replacements at Richmond International Raceway. These increases are partially offset by the recovery of a portion of the previously recorded bad debt expense related to our claim against CART, non-cash charges associated with the net book value of certain undepreciated assets removed during the renovation of Daytona's infield and Michigan's frontstretch during fiscal 2004, and a decrease in professional fees and strategic development expenses. During fiscal 2005, we reached settlement with the CART Liquidation Trust that allowed a claim in our favor of $1.75 million in the CART bankruptcy. The claim was based on the failure to return the sanction fee paid to CART, less allowable expenses, for the 2003 event scheduled in California that was canceled because of the state of emergency due to wildfires in Southern California at the time. The U.S. Bankruptcy Court, Southern District of Indiana, approved the good faith settlement at a hearing in May, and we recovered the full $1.75 million of the allowed claim. Accordingly, we recorded the $1.75 million recovery as a reduction of bad debt expense during fiscal 2005. General and administrative expenses as a percentage of total revenues decreased from approximately 13.9% to 13.0% primarily due to increased television broadcast revenues, the recovery in the CART settlement, decreases in professional and strategic development expenses, increases in revenues for Speedweeks at Daytona and the previously discussed incremental Martinsville events. The decreases are partially offset by previously noted net increases in general and administrative expenses.

Depreciation and amortization expense increased approximately $6.5 million, or 14.5%, during fiscal 2005 as compared to fiscal 2004. The increase was primarily attributable to the Daytona infield renovation project, certain retail technology projects, the Michigan front stretch reconfiguration project, the acquisition of Martinsville, and other ongoing capital spending.

Interest income increased by approximately $807,000, or 19.9%, during fiscal 2005 as compared to fiscal 2004. These increases were primarily due to higher yield on short-term investments in the current periods partially offset by lower outstanding cash and short term investment balances.

Interest expense decreased approximately $9.0 million, or 41.6%, during fiscal 2005 compared to fiscal 2004. An increase in capitalized interest, primarily related to land purchased for the proposed construction of a speedway in Staten Island, New York and, to a lesser extent, certain other construction projects contributed to the decrease in interest expense. Also contributing to the decrease in fiscal 2005 is our May 28, 2004, refinancing of $225 million 7.875 percent senior notes issued in October 1999 and due October 15, 2004, ("1999 Senior Notes") with $150 million 4.20 percent senior notes due 2009, and $150 million 5.40 percent senior notes due 2014 (collectively the "2004 Senior Notes") issued on April 23, 2004. To a lesser extent, the incremental interest on the 1999 Senior Notes from April 23, 2004 to May 28, 2004 contributed to lower interest expense in fiscal 2005.

Equity in net income from equity investments represents our pro rata share of the current income from our 37.5% equity investment in Raceway Associates and our 50% equity investment in a joint venture doing business under the name Motorsports Authentics. Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway. Motorsports Authentics is the leader in design, promotion, marketing and distribution of motorsports licensed merchandise.

Our effective tax rate decreased from 39.4% to 39.0% during fiscal 2005 compared to fiscal 2004. This decrease is primarily a result of deposits made during fiscal 2005 with the Service to stop the accrual of interest on contested items in our ongoing federal tax examination combined with the increase in pretax income in fiscal 2005 compared to fiscal 2004. See "Future Liquidity" for further discussion regarding the examination of our federal income tax returns.

As a result of the foregoing, our income from continuing operations increased from approximately $126.3 million to approximately $159.1 million, or 26.0%, during fiscal 2005, as compared to the same period of the prior year.

The operations of North Carolina and Nazareth are presented as discontinued operations, net of tax, for all periods presented in accordance with SFAS No. 144. The fiscal 2004 periods include an approximately $36.3 million after-tax gain related to the sale of North Carolina's assets. Also included in fiscal 2004 is an $8.6 million after-tax, non-cash charge for impairment of long-lived assets related to the realignment of the NASCAR and IRL race event dates from Nazareth to other facilities within our portfolio beginning in fiscal 2005. In fiscal 2005, discontinued operations include a $471,000 after-tax non-cash gain related to the decision made in the fourth quarter to relocate and use certain grandstand assets from Nazareth to Darlington, which had previously been written off.

As a result of the foregoing, our net income increased approximately $3.0 million, or $0.05 per diluted share, for fiscal 2005 compared to fiscal 2004.
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

  As previously discussed, the Company acquired Martinsville in July of fiscal 2004 which resulted in an additional Nextel Cup weekend in fiscal 2004 in which there was no comparable event in fiscal 2003.

In fiscal 2003, we recorded a bad debt expense of $2.5 million related to the CART Champ Car sanction fee for the cancelled event at California.
In fiscal 2004, we refinanced our outstanding $225 million senior notes due in October 2004 and paid a redemption premium on the previously outstanding senior notes.

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

Motorsports related revenue increased approximately $69.7 million, or 26.3%, in fiscal 2004 as compared to fiscal 2003. Over three-quarters of the increase was attributable to the increase in television broadcast rights fees for the NASCAR NEXTEL Cup and NASCAR Busch series events conducted during the year, the realignment of the NASCAR NEXTEL Cup weekend to California and the acquisition of Martinsville. Sponsorship, advertising, hospitality, camping and other event related revenues also contributed to the increase.

Food, beverage and merchandise revenue increased approximately $9.2 million, or 12.4%, in fiscal 2004 as compared to fiscal 2003. These increases were primarily attributable to the realignment of an additional NASCAR NEXTEL Cup weekend to California, our Americrown subsidiary performing services at non-ISC venues in 2004 as well as assuming certain merchandise operations that were conducted by third party vendors paying us a commission on sales in prior years and revenues from the additional NASCAR NEXTEL Cup weekend at Martinsville. Increased attendance at certain events, catering sales and sales at the gift shop adjacent to DAYTONA USA also contributed to the increases. These increases were offset by sales at the Dale Earnhardt Tribute Concert held at Daytona in June 2003, for which no comparable event was held in 2004, and by nonrecurring income of approximately $1.6 million recorded in the 2003 fiscal period related to our ongoing activities to audit third party vendors' sales reports for prior years.

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

Motorsports related expenses increased approximately $15.3 million, or 15.7%, in fiscal 2004 as compared to fiscal 2003. The increases were primarily attributable to the realignment of the NASCAR NEXTEL Cup weekend to California and the acquisition of Martinsville, increased operating costs for comparable events and activities conducted during fiscal 2004, costs related to our MRN Radio subsidiary's NEXTEL Vision program (video production services for at-track large screen video displays) and certain strategic marketing initiatives. These increases were partially offset by the Dale Earnhardt Tribute Concert held at Daytona in June 2003 and certain expenses related to the 2003 CART Champ Car weekend at California which was postponed and later cancelled due to wildfires in the region. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue decreased to approximately 20.3% in fiscal 2004 as compared to 20.9 % for the prior year. The decrease was primarily due to the increased television broadcast rights fees, partially offset by the increases in operating costs for comparable events and certain strategic marketing costs.

Food, beverage and merchandise expense increased approximately $10.8 million, or 26.1%, in fiscal 2004 as compared to fiscal 2003. These increases were primarily attributable to increased sales at many of our comparable events and the gift shop adjacent to DAYTONA USA , Americrown's assumption of certain merchandise operations that were conducted by third party vendors paying us a commission on sales in prior years, the realignment of the NASCAR NEXTEL Cup weekend to California and the acquisition of Martinsville. Increased product and other variable costs associated with our Americrown subsidiary performing services at certain non-ISC venues in fiscal 2004 also contributed to the increase. These increases are partially offset by costs of the Dale Earnhardt Tribute Concert held at Daytona in June 2003. Food, beverage and merchandise expenses as a percentage of food, beverage and merchandise revenue increased from approximately 56.0% in fiscal 2003 to approximately 62.8% in fiscal 2004. This margin decrease was primarily attributable to Americrown's assumption of certain operations that were conducted by third party vendors paying us a commission on sales in prior years, Americrown's expansion to certain non-ISC venues, which contributed a lower margin than ordinarily achieved at ISC owned facilities, and the previously discussed nonrecurring income of approximately $1.6 million related to third party vendor audits recorded in the prior year which contributed to the favorable margin during that period.

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

Interest expense decreased approximately $1.5 million, or 6.3%, in fiscal 2004 as compared to fiscal 2003. On April 23, 2004, we issued the 2004 Senior Notes, using a substantial majority of the net proceeds from the transaction to redeem our existing 1999 Senior Notes, including the payment of redemption premium and accrued interest on May 28, 2004. We continued to incur interest of approximately $1.6 million on our previously existing 1999 Senior Notes from April 23, 2004 through May 28, 2004. In addition to the decrease in interest rate for the 2004 Senior Notes as compared to the previously outstanding 1999 Senior Notes, amortization of premiums on interest rate swaps, increases in capitalized interest and a decrease in the amount outstanding on a term loan for our Miami facility also contributed to the decrease in interest expense during fiscal 2004.

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
Liquidity and Capital Resources
General

We have historically generated sufficient cash flow from operations to fund our working capital needs and capital expenditures at existing facilities, as well as to pay an annual cash dividend. In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance of long-term debt, borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects. At November 30, 2005, we had cash, cash equivalents and short-term investments totaling approximately $139.0 million, $300.0 million principal amount of senior notes outstanding and a debt service funding commitment of approximately $69.0 million principal amount related to the taxable special obligation revenue ("TIF") bonds issued by the Unified Government of Wyandotte County/Kansas City, Kansas ("Unified Government"). We had working capital of approximately $14.9 million and $149.9 million, at November 30, 2005 and 2004, respectively. The reduction in our working capital during the fiscal year ended November 30, 2005 is primarily attributable to capital expenditures and deposits made with the Service during this period.

Our current liquidity is primarily generated from our ongoing motorsports operations, and we expect our strong operating cash flow to continue in the future. In addition, as of January 31, 2006, we have approximately $230.0 million available to draw upon under our revolving credit facility ("Credit Facility"), if needed. See "Future Liquidity" for additional disclosures relating to our Credit Facility and certain risks that may affect our near term operating results and liquidity.

Cash Flows

Net cash provided by operating activities was approximately $146.8 million for fiscal 2005, compared to approximately $226.0 million for fiscal 2004. The difference between our net income of approximately $159.4 million and the approximately $146.8 million of operating cash flow was primarily attributable to:

Income tax deposits made with the Service in June 2005 of approximately $96.9 million in connection with the ongoing federal income tax examination (see "Future Liquidity");
a decrease in accounts payable and other liabilities of approximately $5.4 million ;
a decrease in income taxes payable of approximately $5.0 million; and
undistributed income from equity investments of approximately $3.5 million.

These differences were partially offset by depreciation and amortization expense of approximately $50.9 million, deferred income taxes of approximately $29.2 million, an increase in deferred income of approximately $9.2 million and a decrease in accounts receivables of approximately $7.3 million.

Net cash used in investing activities was approximately $166.2 million for fiscal 2005, compared to approximately $348.3 million for fiscal 2004. Our use of cash for investing activities reflects approximately $324.2 million for the purchase of short-term investments, approximately $248.9 million in capital expenditures, approximately $12.7 million for the purchase of Pikes Peak and another business and the equity investment in SMISC of approximately $11.6 million. This use of cash is partially offset by approximately $431.0 million in proceeds from the sale of short-term investments.

Net cash used in financing activities was approximately $10.8 million for fiscal 2005, compared to approximately $59.3 million provided by financing activities for fiscal 2004. Our use of cash for financing activities reflects approximately $7.5 million for the payment of long-term debt and $3.2 million in cash dividends paid.

Capital Expenditures

Capital expenditures totaled approximately $248.9 million for fiscal 2005, compared to approximately $135.2 million for fiscal 2004. Approximately one-half of the capital expenditures during fiscal 2005 were related to the purchase of land parcels in the New York City Borough of Staten Island for a potential major speedway development and other costs related to due diligence and feasibility studies for this project (see "Future Liquidity"). The remaining capital expenditures were primarily related to the completion of improvements at Michigan including club seating and suite additions, suite and club seat additions at Miami, our multi-faceted infield renovation project at Daytona, acquisition of land and land improvements for expansion of parking, camping capacity and other uses, track lighting projects at Miami and Phoenix, the purchase of equipment and other assets associated with our food, beverage and merchandising operations and a variety of other improvements and renovations to our facilities.

At November 30, 2005, we have approximately $122.2 million in capital projects currently approved for our existing facilities. These projects include the acquisition of land and land improvements at various facilities for expansion of parking, camping capacity and other uses, seat, suite and club additions at Phoenix, the repaving of Talladega's racing surface, the renovation and expansion of California's front midway area, seat additions at Darlington and a variety of other improvements and renovations to our facilities.

As a result of these currently approved projects and estimated additional approvals in fiscal 2006 and subsequent years, we expect our annual capital expenditures at our existing facilities will be approximately $80 million to $100 million, depending on the timing of certain projects.

We review the capital expenditure program periodically and modify it as required to meet current business needs.
Future Liquidity

On April 23, 2004, we completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, we completed an offer to exchange the 2004 Senior Notes for registered senior notes with substantially identical terms. At November 30, 2005, outstanding 2004 Senior Notes totaled approximately $301.2 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 4.2% and are due April 2009, and $150.0 million principal amount unsecured senior notes, which bear interest at 5.4% and are due April 2014. The 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Our subsidiaries are guarantors of the 2004 Senior Notes.

In January 1999, the Unified Government issued approximately $71.3 million in TIF bonds in connection with the financing of construction of Kansas Speedway. At November 30, 2005 outstanding TIF bonds totaled approximately $67.8 million, net of the unamortized discount, which is comprised of a $19.3 million principal amount, 6.15% term bond due December 1, 2017 and a $49.7 million principal amount, 6.75% term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes ("Funding Commitment") by our wholly-owned subsidiary, Kansas Speedway Corporation. Principal (mandatory redemption) payments per the Funding Commitment are payable by Kansas Speedway Corporation on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. Kansas Speedway Corporation granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.

In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds ("2002 STAR Bonds") totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway's boundaries and are not our obligation. Kansas Speedway Corporation has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At November 30, 2005, the Unified Government had $5.1 million in 2002 STAR Bonds outstanding. Under a keepwell agreement, we have agreed to provide financial assistance to Kansas Speedway Corporation, if necessary, to support its guarantee of the 2002 STAR Bonds.

Our $300.0 million Credit Facility is scheduled to mature in September 2008, and accrues interest at LIBOR plus 62.5 - 150 basis points, based on our highest debt rating as determined by specified rating agencies. At November 30, 2005, we did not have any borrowings outstanding under the Credit Facility. In December 2005, we borrowed approximately $80.0 million from our Credit Facility as part of the equity contribution totaling approximately $123.8 million to SMISC in connection with its acquisition of Action. In January 2006, we repaid approximately $10.0 million of these Credit Facility borrowings and currently have approximately $70.0 million outstanding on our Credit Facility.

We are a member of Motorsports Alliance, LLC ("Motorsports Alliance") (owned 50% by us and 50% by Indianapolis Motor Speedway LLC), which owns 75% of Raceway Associates. Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway. Raceway Associates has a term loan arrangement, which requires quarterly principal and interest payments and matures November 15, 2012, and a $15 million secured revolving credit facility, which matures in September 2008. At November 30, 2005, Raceway Associates had approximately $33.2 million outstanding under its term loan and no borrowings outstanding under its existing credit facility. Under a keepwell agreement, the members of Motorsports Alliance have agreed to provide financial assistance to Raceway Associates, if necessary, on a pro rata basis to support performance under its term loan and credit facility.

We have guaranteed minimum royalty payments under certain agreements through December 2015, with a remaining maximum exposure at November 30, 2005, of approximately $12.5 million.

At November 30, 2005 we had contractual cash obligations to repay debt and to make payments under operating agreements, leases and commercial commitments in the form of guarantees and unused lines of credit.

Payments due under these long-term obligations are as follows as of November 30, 2005 (in thousands):
		Obligations Due by Period

	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years

Long-term debt	$ 368,990	$ 635	$ 1,685	$ 152,320	$ 214,350
Track facility operating agreement	40,320	2,220	4,440	4,440	29,220
Other operating leases	12,043	3,896	4,015	1,066	3,066

Total Contractual Cash Obligations	$ 421,353	$ 6,751	$ 10,140	$ 157,826	$ 246,636

Commercial commitment expirations are as follows as of November 30, 2005 (in thousands):

		Commitment Expiration by Period

	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years

Guarantees	$ 17,575	$ 805	$ 1,050	$ 630	$ 15,090
Keepwell agreements	16,600	2,400	4,800	4,800	4,600
Unused credit facilities	302,420	2,420	300,000	-	-

Total Commercial Commitments	$ 336,595	$ 5,625	$ 305,850	$ 5,430	$ 19,690

During fiscal 1999, we announced our intention to search for a site for a major motorsports entertainment facility in the New York metropolitan area. Our efforts included the evaluation of many different locations. Ultimately we identified a combination of land parcels in the New York City borough of Staten Island aggregating approximately 677 acres that could potentially be utilized for the development of a major motorsports entertainment and retail development project. In the aggregate these parcels represent the largest block of undeveloped land in the five boroughs of New York City. Our majority-owned subsidiary, 380 Development, purchased the total 677 acres for approximately $110.4 million. The minority member of 380 Development is a subsidiary of Related Retail Corporation ("Related"), a retail development specialist whose developments include the Time Warner Center in Manhattan and the Gateway Retail Center in Brooklyn. There are operating and development agreements between us and Related which will govern the development and operation of the planned project and impose mutual and reciprocal obligations on the parties with respect to the project. In addition, Related's approximately 12.4% membership interest in 380 Development is pledged to secure a note to us for Related's proportionate share of the agreed project development expenses until such time as the status of project approval is ultimately determined. The proposed project is expected to consist of a three-quarter-mile, high-banked motorsports facility with approximately 80,000 grandstand seats and 64 luxury suites, complemented by a 50-acre retail center featuring nationally known stores offering year-round shopping opportunities. Upon successful completion of the development, the site will be divided with ISC retaining 100% ownership of the motorsports entertainment facility and Related retaining 100% ownership of the retail center. We currently expect the speedway portion of the development will cost between $550 and $600 million, including the aforementioned land purchases, and could open in 2010. While we believe a facility in New York provides significant long-term strategic value for us, these property acquisitions were only small steps in a long and complex process. In addition to building grassroots support for the project and working closely with the appropriate governmental agencies responsible for approval and permitting, we continue to conduct a detailed feasibility study to further analyze construction costs, determine the level of available public incentives, and review environmental impacts including traffic, noise, air quality and remediation required, if any. Whether we ultimately construct a speedway or pursue alternative options for the development of this prime New York real estate will largely depend on the results of this study.

In light of NASCAR's publicly announced position regarding additional potential realignment of the NASCAR NEXTEL Cup Series schedule, we also believe there are potential development opportunities in other new, underserved markets across the country. As such, we have been and are exploring opportunities for public/private partnerships targeted to develop one or more motorsports facilities in new markets, including the Northwest US. In June 2005, we announced we had identified a preferred site for the development of a motorsports facility in Kitsap County, approximately 20 miles outside of Seattle, Washington, the country's twelfth largest media market. We have secured an option to purchase approximately 950 acres for the potential future home of an 81,500-seat, state-of-the-art racing venue, which could also open in 2011. We are conducting ongoing project due diligence to review environmental impacts including traffic, noise, air quality, and others, if any. In November 2005, we announced a public-private partnership financing proposal for a $345 million motorsports facility where ISC, through its subsidiary Great Western Sports Inc., will pay approximately $166 million, or nearly half of the project cost. Kitsap, Pierce and Mason Counties would form a tri-county Public Speedway Authority ("PSA") to issue bonds that will help finance construction of the speedway. These bonds would be repaid through a sales tax credit issued by the state to the PSA, and from a local tax on the facility. State legislation is required to create the PSA and authorize the issuance of general obligation bonds to help finance the project. While we have significant local support, we believe it is in the best long-term interest of our project to not introduce the necessary legislation in the shortened session of the 2006 Washington Legislature (convened in early January and concludes in March), which is already facing a full agenda of action items. We are currently evaluating all options available to us, including introducing the legislation in the full 2007 session, and will decide on the best course of action for the project over the next several months. While we remain optimistic about our ability to construct a motorsports facility in this region of the country, it is too early to tell if the necessary public participation will materialize or if it will be sufficient to allow for the development of such a facility.

The Service is currently performing a periodic examination of our federal income tax returns for the years ended November 30, 1999 through 2004 and has challenged the tax depreciation treatment for a significant portion of our motorsports entertainment facility assets. In fiscal 2005, we received reports from the Service requesting downward adjustments to our tax depreciation expense for the fiscal years ended November 30, 1999 through 2002, which could potentially result in the reclassification of approximately $63.6 million of tax liability from deferred to current. Including related interest, the combined after-tax cash flow impact of these requested adjustments is approximately $79.4 million. In order to prevent incurring additional interest, we deposited approximately $79.4 million for the fiscal years ended November 30, 1999 through 2002, with the Service in June 2005. Additional adjustments to our tax depreciation expense are expected to be requested later by the Service for fiscal years ended November 30, 2003 and 2004. Including related interest, we estimate the combined after-tax cash flow impact of these additional federal tax adjustments, and related state tax revisions for all periods, to range between $50.0 million and $60.0 million at November 30, 2005. Accordingly, to further prevent incurring interest we deposited approximately $17.5 million with the Service in late June 2005 related to the anticipated federal tax adjustments for fiscal year 2003 and we expect to deposit amounts related to fiscal year 2004 in fiscal 2006. Our deposits are not a payment of tax, and we will receive accrued interest on any of these funds ultimately returned to us. At November 30, 2005, the approximately $96.9 million of previously discussed deposits with the Service are classified as long-term assets in our consolidated financial statements. As a result of the deposits paid to the Service for fiscal years 1999 through 2003 discussed above, we have reduced our interest accrual included in our estimated tax rate. Our effective tax rate for fiscal year 2005 was approximately 39.0%. We believe that our application of the federal income tax regulations in question, which have been applied consistently since being adopted in 1986 and have been subjected to previous IRS audits, is appropriate, and we intend to vigorously defend the merits of our position. The administrative appeals process within the Service is currently expected to take six to 18 months to complete. If our appeal is not resolved satisfactorily, we will evaluate all of our options, including litigation. It is important to note the federal American Jobs Creation Act of 2004 legislation, which was effective on October 23, 2004, provides owners of motorsports entertainment facility assets a seven-year recovery period for tax depreciation purposes. The motorsports provision applies prospectively from the date of enactment through January 1, 2008. We and others in the industry are pursuing a permanent seven-year prospective tax depreciation provision. In accordance with SFAS No. 109 "Accounting for Income Taxes," we have accrued a deferred tax liability based on the differences between our financial reporting and tax bases of such assets in our consolidated balance sheet as of November 30, 2005. While an adverse resolution of these matters could result in a material negative impact on cash flow, we believe that we have provided adequate reserves related to these matters in our consolidated financial statements as of November 30, 2005, and, as a result, do not expect that such an outcome would have a material adverse effect on results of operations.

In May 2005, we announced we entered into an agreement with Casto Lifestyle Properties, L.P. ("Casto") to pursue a joint venture for the development of a commercial mixed-use shopping center project on approximately 50 acres currently owned by us. Located directly across U.S. Highway 92 from our Daytona facility, the acreage currently includes several office buildings that house our corporate headquarters and certain related operations of ours and NASCAR, as well as a limited number of other tenants. The total project, which will be developed by us and the joint venture, is estimated to be constructed at a cost in excess of $75 million and would be comprised of retail, entertainment, office and residential components designed to complement surrounding commercial developments. Next steps for the project include a detailed feasibility study in which a number of key issues will be addressed. Provided the results of the feasibility study are favorable and appropriate leasing considerations are attained, we expect to move forward with the project within the next three to six months. If we proceed with the project it is expected that certain of our existing corporate headquarter offices and other buildings, which are not currently fully depreciated, will be razed during the next 12 to 24 months.

On December 9, 2005, SMISC purchased the stock of Action, which was structured as a merger of an indirect wholly-owned subsidiary of SMISC into Action. Upon the consummation of the merger, Action's outstanding common stock was cancelled and the holders were to receive $13 in cash in exchange for each share of Action common stock. The total purchase price of approximately $247.6 million was funded through equal equity contributions from us and SMI of approximately $123.8 million, including transaction expenses, to SMISC. Our share of the equity contribution was funded from existing cash and borrowings of approximately $80.0 million from our Credit Facility.

Our cash flow from operations consists primarily of ticket, hospitality, merchandise, catering and concession sales and contracted revenues arising from television broadcast rights and marketing partnerships. While we expect our strong operating cash flow to continue in the future, our financial results depend significantly on a number of factors relating to consumer and corporate spending, including economic conditions affecting marketing dollars available from the motorsports industry's principal sponsors. Consumer and corporate spending could be adversely affected by economic, security and other lifestyle conditions resulting in lower than expected future operating cash flows. General economic conditions were significantly and negatively impacted by the September 11, 2001 terrorist attacks and the war in Iraq and could be similarly affected by any future attacks or fear of such attacks, or by conditions resulting from other acts or prospects of war. Any future attacks or wars or related threats could also increase our expenses related to insurance, security or other related matters. Also, our financial results could be adversely impacted by a widespread outbreak of a severe epidemiological crisis. While the items discussed above could adversely affect our financial success and future cash flow, we believe that cash flows from operations, along with existing cash, cash equivalents, short-term investments and available borrowings under our Credit Facility, will be sufficient to fund:

operations and approved capital projects at existing facilities for the foreseeable future;
payments required in connection with the funding of the Unified Government's debt service requirements related to the TIF bonds;
payments related to our existing debt service commitments;
any potential payments associated with our keepwell agreements;
any payment of tax that may ultimately occur as a result of the examination by the Service; and
the fees and expenses incurred in connection with the current legal proceeding discussed in Item 3 "Legal Proceedings."

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

Recent Accounting Pronouncements

In December 2004 the FASB issued revised SFAS No. 123R, "Share-Based Payment." SFAS No. 123R sets accounting requirements for "share-based" compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123R is effective in annual periods beginning after June 15, 2005. We will be required to adopt SFAS No. 123R in our first quarter of fiscal 2006 and currently disclose the effect on net income and earnings per share of the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" in the notes to our consolidated financial statements. The adoption of SFAS 123R is not expected to have a material impact on our financial position or results of operations.

In December 2004 the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29." SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 in the fourth quarter of fiscal 2005 did not have an impact on our financial position or results of operations.

In June 2005, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 05-06, "Determining the Amortization Period for Leasehold Improvements." The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. As this is consistent with our current policy, the adoption of EITF Issue No. 05-06 did not have an impact on our financial position or results of operations.

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

As described in Note 7 to the consolidated financial statements, we have various debt instruments that are issued at fixed rates. These financial instruments, which have a fixed rate of interest, are exposed to fluctuations in fair value resulting from changes in market interest rates. The fair values of long-term debt are based on quoted market prices at the date of measurement. Our credit facilities approximate fair value as they bear interest rates that approximate market. At November 30, 2005, we did not have any variable debt outstanding, therefore, a hypothetical increase in interest rates by 1% would not result in an increase in our interest expense. At November 30, 2005, the fair value of our total long-term debt as determined by quotes from financial institutions, was approximately $373.1 million. The potential decrease in fair value resulting from a hypothetical 10% shift in interest rates would be approximately $10.0 million at November 30, 2005.

From time to time we utilize derivative investments in the form of interest rate swaps to manage the fixed and floating interest rate mix of our total debt portfolio and related overall cost of borrowing. The notional amount, interest payment and maturity dates of the swaps match the terms of the debt they are intended to modify. At November 30, 2005 we did not have any interest rate swap agreements in place.

Credit risk arises from the possible inability of counterparties to meet the terms of their contracts on a net basis. However, we minimize such risk exposures for these instruments by limiting counterparties to large banks and financial institutions that meet established credit guidelines. We do not expect to incur any losses as a result of counterparty default.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders International Speedway Corporation

We have audited the accompanying consolidated balance sheets of International Speedway Corporation and subsidiaries as of November 30, 2004 and 2005, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended November 30, 2005. Our audits also included the financial statement schedule listed in the index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board ( United States ). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Speedway Corporation and subsidiaries at November 30, 2004 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of International Speedway Corporation's internal control over financial reporting as of November 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 3, 2006, expressed an unqualified opinion thereon.

Ernst & Young LLP Certified Public Accountants
Jacksonville, Florida February 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders International Speedway Corporation

We have audited management's assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that International Speedway Corporation maintained effective internal control over financial reporting as of November 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). International Speedway Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment about the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board ( United States ). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management's assessment that International Speedway Corporation maintained effective internal control over financial reporting as of November 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, International Speedway Corporation maintained, in all material respects, effective internal control over financial reporting as of November 30, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of International Speedway Corporation and subsidiaries as of November 30, 2004 and 2005, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended November 30, 2005, and our report dated February 3, 2006, expressed an unqualified opinion thereon.

Ernst & Young LLP Certified Public Accountants
Jacksonville, Florida February 3, 2006

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets
	November 30,
	2004	2005
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$160,978	$130,758
Short-term investments	115,000	8,200
Receivables, less allowance of $1,500 in 2004 and 2005	52,798	45,557
Inventories	7,267	6,528
Prepaid expenses and other current assets	5,032	6,335

Total Current Assets	341,075	197,378

Property and Equipment, net	969,095	1,178,682
Other Assets:
Equity investments	36,489	51,160
Intangible assets, net	148,989	149,464
Goodwill	99,265	99,507
Deposits with Internal Revenue Service	-	96,913
Other	24,597	23,965

	309,340	421,009

Total Assets	$1,619,510	$1,797,069

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$7,505	$635
Accounts payable	28,854	19,274
Deferred income	114,518	123,870
Income taxes payable	25,241	20,067
Other current liabilities	15,078	18,645

Total Current Liabilities	191,196	182,491

Long-Term Debt	369,315	368,387
Deferred Income Taxes	165,617	194,825
Long-Term Deferred Income	11,503	11,342
Other Long-Term Liabilities	141	69
Commitments and Contingencies	-	-
Shareholders' Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized;
28,858,934 and 29,394,344 issued and outstanding in 2004 and 2005, respectively	289	295
Class B Common Stock, $.01 par value, 40,000,000 shares authorized;
24,409,903 and 23,928,058 issued and outstanding in 2004 and 2005, respectively	244	239
Additional paid-in capital	696,882	699,879
Retained earnings	187,689	343,766
Accumulated other comprehensive loss	(22)	-

	885,082	1,044,179
Less unearned compensation-restricted stock	3,344	4,224

Total Shareholders' Equity	881,738	1,039,955

Total Liabilities and Shareholders' Equity	$1,619,510	$1,797,069

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Year Ended November 30,
	2003	2004	2005

	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$203,699	$222,545	$234,768
Motorsports related	265,209	334,943	408,514
Food, beverage and merchandise	74,075	83,236	87,269
Other	6,072	7,124	9,578

	549,055	647,848	740,129
EXPENSES:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	96,882	119,322	136,816
Motorsports related	97,771	113,073	134,395
Food, beverage and merchandise	41,467	52,285	56,773
General and administrative	82,403	90,307	95,987
Depreciation and amortization	40,860	44,443	50,893
Homestead-Miami Speedway track reconfiguration	2,829	-	-

	362,212	419,430	474,864

Operating income	186,843	228,418	265,265
Interest income	1,789	4,053	4,860
Interest expense	(23,179)	(21,723)	(12,693)
Loss on early redemption of debt	-	(4,988)	-
Equity in net income from equity investments	2,553	2,754	3,516

Income from continuing operations before income taxes	168,006	208,514	260,948
Income taxes	66,041	82,218	101,876

Income from continuing operations	101,965	126,296	159,072
Income (loss) from discontinued operations, net of income taxes of $1.4 million,
$3.7) million and $0, respectively	3,483	(6,315)	289
Gain on sale of discontinued operations, net of income taxes of $27.6 million	-	36,337	-

Net income	$105,448	$156,318	$159,361

Basic earnings per share:
Income from continuing operations	$1.92	$2.38	$2.99
Income (loss) from discontinued operations	0.07	(0.12)	0.01
Gain on sale of discontinued operations	-	0.68	-

Net income	$1.99	$2.94	$3.00

Diluted earnings per share:
Income from continuing operations	$1.92	$2.37	$2.99
Income (loss) from discontinued operations	0.06	(0.11)	-
Gain on sale of discontinued operations	-	0.68	-

Net income	$1.98	$2.94	$2.99

Dividends per share	$0.06	$0.06	$0.06

Basic weighted average shares outstanding	53,057,077	53,084,437	53,128,533

Diluted weighted average shares outstanding	53,133,282	53,182,776	53,240,183

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Changes in Shareholders' Equity
	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Unearned Compensation- Restricted Stock	Total Shareholders' Equity

	(In Thousands)
Balance at November 30, 2002	$253	$279	$693,463	$(67,641)	$(874)	$(3,155)	$622,325
Comprehensive income
Net income	-	-	-	105,448	-	-	105,448
Interest rate swap	-	-	-	-	541	-	541

Total comprehensive income							105,989
Cash dividends ($.06 per share)	-	-	-	(3,193)	-	-	(3,193)
Restricted stock grant	-	-	1,595	-	-	(1,595)	-
Reacquisition of previously issued
common stock	-	-	(340)	(12)	-	-	(352)
Conversion of Class B Common Stock
to Class A Common Stock	30	(30)	-	-	-	-	-
Income tax benefit related to restricted
stock plan	-	-	1	-	-	-	1
Amortization of unearned compensation	-	-	-	-	-	1,695	1,695

Balance at November 30, 2003	283	249	694,719	34,602	(333)	(3,055)	726,465
Comprehensive income
Net income	-	-	-	156,318	-	-	156,318
Interest rate swap	-	-	-	-	311	-	311

Total comprehensive income							156,629
Cash dividends ($.06 per share)	-	-	-	(3,196)	-	-	(3,196)
Exercise of stock options	-	-	442	-	-	-	442
Restricted stock grant	1	-	2,022	-	-	(2,023)	-
Reacquisition of previously issued
common stock	-	-	(361)	(35)	-	-	(396)
Conversion of Class B Common Stock
to Class A Common Stock	5	(5)	-	-	-	-	-
Income tax benefit related to restricted
stock plan	-	-	60	-	-	-	60
Amortization of unearned compensation	-	-	-	-	-	1,734	1,734

Balance at November 30, 2004	289	244	696,882	187,689	(22)	(3,344)	881,738

Comprehensive income
Net income	-	-	-	159,361	-	-	159,361
Interest rate swap	-	-	-	-	22	-	22

Total comprehensive income							159,383
Cash dividends ($.06 per share)	-	-	-	(3,199)	-	-	(3,199)
Exercise of stock options	-	-	444	-	-	-	444
Restricted stock grant	1	-	2,906	-	-	(2,907)	-
Reacquisition of previously issued
common stock	-	-	(426)	(85)	-	-	(511)
Conversion of Class B Common Stock
to Class A Common Stock	5	(5)	-	-	-	-	-
Forfeitures of restricted shares	-	-	(74)	-	-	46	(28)
Income tax benefit related to restricted
stock plan	-	-	147	-	-	-	147
Amortization of unearned compensation	-	-	-	-	-	1,981	1,981

Balance at November 30, 2005	$295	$239	$699,879	$343,766	$-	$(4,224)	$1,039,955

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Year Ended November 30,
	2003	2004	2005

	(In Thousands)
OPERATING ACTIVITIES
Net income	$105,448	$156,318	$159,361
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	40,860	44,443	50,893
Discontinued operations depreciation	3,311	1,244	-
Amortization of unearned compensation	1,695	1,734	1,953
Amortization of financing costs	294	250	569
Deferred income taxes	38,471	52,146	29,208
Undistributed income from equity investments	(2,553)	(2,754)	(3,516)
Impairment of long-lived assets	-	13,217	-
Gain on sale of discontinued operations	-	(63,926)	-
Loss on early redemption of debt	-	4,988	-
Homestead-Miami Speedway track reconfiguration	2,829	-	-
Other, net	(37)	1,028	(248)
Changes in operating assets and liabilities
Receivables, net	(7,439)	(10,959)	7,304
Inventories, prepaid expenses and other assets	(990)	(2,569)	(644)
Deposits with Internal Revenue Service	-	-	(96,913)
Accounts payable and other liabilities	1,040	9,215	(5,359)
Deferred income	8,868	3,187	9,191
Income taxes	2,939	18,424	(5,027)

Net cash provided by operating activities	194,736	225,986	146,772

INVESTING ACTIVITIES
Capital expenditures	(72,587)	(135,218)	(248,850)
Proceeds from asset disposals	178	86	31
Acquisition of businesses	-	(195,325)	(12,660)
Proceeds from sale of discontinued operations	-	100,391	-
Purchase of equity investments	-	(2,008)	(11,642)
Proceeds from short-term investments	400	147,650	430,950
Purchases of short-term investments	(400)	(262,450)	(324,150)
Proceeds from affiliate	4,075	-	487
Other, net	(1,552)	(1,442)	(377)

Net cash used in investing activities	(69,886)	(348,316)	(166,211)

FINANCING ACTIVITIES
Proceeds from long-term debt	-	299,570	-
Payment of long-term debt	(5,775)	(231,890)	(7,505)
Payment of long-term debt redemption premium	-	(5,340)	-
Deferred financing fees	(820)	(2,626)	(10)
Proceeds from interest rate swap	-	2,771	-
Cash dividends paid	(3,193)	(3,196)	(3,199)
Reacquisition of previously issued common stock	(352)	(396)	(511)
Exercise of Class A common stock options	-	442	444

Net cash (used in) provided by financing activities	(10,140)	59,335	(10,781)

Net increase (decrease) in cash and cash equivalents	114,710	(62,995)	(30,220)
Cash and cash equivalents at beginning of period	109,263	223,973	160,978

Cash and cash equivalents at end of period	$223,973	$160,978	$130,758

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2005
NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS: International Speedway Corporation, including its wholly‑owned subsidiaries (collectively the "Company"), is a leading promoter of motorsports entertainment activities in the United States . As of November 30, 2005, the Company owned and/or operated eleven of the nation's major motorsports facilities as follows:

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

In 2005, these motorsports facilities promoted well over 100 stock car, open wheel, sports car, truck, motorcycle and other racing events, including:
21 National Association for Stock Car Auto Racing ("NASCAR") NEXTEL Cup Series events;
15 NASCAR Busch Series events;
nine NASCAR Craftsman Trucks Series events;
eight Indy Racing League ("IRL") IndyCar Series events;
two National Hot Rod Association ("NHRA") POWERade drag racing events;
the premier sports car endurance event in the United States (the Rolex 24 at Daytona sanctioned by the Grand American Road Racing Association ("Grand American")); and
a number of other prestigious stock car, sports car, open wheel and motorcycle events.

The general nature of the Company's business is a motorsports themed amusement enterprise, furnishing amusement to the public in the form of motorsports themed entertainment. The Company's motorsports event operations consist principally of racing events at these major motorsports facilities, which, in total, currently have more than one million grandstand seats. The Company also conducts, either through operations of the particular facility or through certain wholly-owned subsidiaries operating under the name "Americrown," souvenir merchandising operations, food and beverage concession operations and catering services, both in suites and chalets, for customers at all of its motorsports entertainment facilities. The Company also produces and markets motorsports-related merchandise such as apparel, souvenirs and collectibles to retail customers, through its RacingOne.com internet site and directly to dealers.

MRN Radio, the Company's proprietary radio network, produces and syndicates to radio stations the NASCAR NEXTEL Cup, Busch and Craftsman Truck series races and certain other races conducted at the Company's tracks, as well as some races from tracks the Company does not own. In addition, MRN Radio provides production services for NEXTEL Vision, the trackside large screen video display units, at all NASCAR NEXTEL Cup Series event weekends except at Indianapolis Motor Speedway, which is a track not owned by the Company. MRN Radio also produces and syndicates daily and weekly NASCAR racing-themed programs.

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

CASH AND CASH EQUIVALENTS AND SHORT TERM INVESTMENTS: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, bank demand deposit accounts and overnight sweep accounts used in the Company's cash management program. All highly liquid investments with stated maturities of three months or less from the date of purchase are classified as cash equivalents.

The Company maintained its cash and cash equivalents primarily with two financial institutions at November 30, 2005. The Company believes that it is not exposed to any significant credit risk on its cash balances due to the strength of the financial institutions.

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

Buildings, grandstands and tracks	10‑30 years
Furniture and equipment	3‑8 years

The carrying values of property and equipment are evaluated for impairment based upon expected future undiscounted cash flows. If events or circumstances indicate that the carrying value of an asset may not be recoverable, an impairment loss would be recognized equal to the difference between the carrying value of the asset and its fair value.

EQUITY INVESTMENTS: The Company's investments in joint ventures and other investees where it can exert significant influence on the investee, but does not have effective control over the investee, are accounted for using the equity method of accounting. The Company's equity in the net income from equity method investments is recorded as income with a corresponding increase in the investment. Dividends received reduce the investment. The Company recognizes the effects of transactions involving the sale or distribution by an equity investee of its common stock as capital transactions.

Equity method investments consist of the Company's interests in Motorsports Alliance, LLC ("Motorsports Alliance") and SMISC, LLC ("SMISC").

Motorsports Alliance (owned 50% by the Company and 50% by Indianapolis Motor Speedway LLC), owns a 75% interest in Raceway Associates. Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway.

On August 30, 2005, the Company partnered with Speedway Motorsports Incorporated ("SMI") in a 50/50 joint venture, SMISC, which, through a wholly-owned subsidiary, conducts business under the name Motorsports Authentics. Motorsports Authentics operates as an independent company with the Company and SMI as equal owners. Also on August 30, 2005, the Company announced that SMISC had entered into a definitive agreement dated August 29, 2005, to purchase the stock of Action Performance Companies, Inc. ("Action"). The acquisition was structured as a merger of a wholly-owned subsidiary of Motorsports Authentics, LLC into Action (see subsequent event Note 19).

The acquisition of Action was completed on December 9, 2005, which resulted in an investment of approximately $123.8 million and was combined with the net assets and merchandising operations of Team Caliber, which Motorsports Authentics acquired on September 8, 2005. As a result of these acquisitions, Motorsports Authentics is now a leader in design, promotion, marketing and distribution of motorsports licensed merchandise. Motorsports Authentics has licenses for exclusive and non-exclusive distribution with teams competing in NASCAR and other major motorsports series. Its products include a broad range of motorsports-related die-cast replica collectibles, apparel, gifts and other memorabilia, which are marketed through a combination of mass retail, domestic wholesale, trackside, international and collector's club distribution channels.

The Company's share of undistributed equity in the earnings from equity investments included in retained earnings at November 30, 2004 and 2005 was approximately $5.4 million and $8.9 million, respectively.

OTHER INVESTMENTS: Other investments in equity securities which are not considered common stock equivalents in accordance with Emerging Issues Task Force Issue No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock" consist of the Company's investment in Proximities, Inc. ("Proximities"). This investment is accounted for under Statement of Financial Accounting Standard ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities."

Proximities is developing products which are to be marketed as secure radio frequency identification ("RFID") cashless payment, access control and age verification systems. These products allow customers to purchase concessions and merchandise quickly and easily using the fast, secure RFID wristband which is linked to a pre-authorized credit card. The Company acquired an approximately 24.5% interest in Proximities in November 2004 through the purchase of Series B Preferred Stock for approximately $2.0 million. Proximities is a variable interest entity as determined in accordance with Financial Accounting Standards Board "FASB" Interpretation No. 46, "Consolidation of Variable Interest Entities." The Company does not consolidate the operations of Proximities as it is not the primary beneficiary. The company's maximum exposure to loss as a result of its involvement with Proximities consists of its equity investment at November 30, 2005 of approximately $2.0 million.

GOODWILL AND INTANGIBLE ASSETS: The Company's goodwill and other intangible assets are evaluated for impairment, either upon the occurrence of an impairment indicator or annually, in its fiscal fourth quarter, based on assumptions regarding the Company's future business outlook and expected future discounted cash flows at the reporting unit level.

DEFERRED FINANCING FEES: Deferred financing fees are amortized over the term of the related debt and are included in other non-current assets.

DERIVATIVE FINANCIAL INSTRUMENTS: From time to time the Company utilizes derivative instruments in the form of interest rate swaps to assist in managing its interest rate risk. The Company does not enter into any interest rate swap derivative instruments for trading purposes. While the Company is not currently utilizing interest rate swap derivative instruments, all historically have qualified for the use of the "short-cut" method of accounting to assess hedge effectiveness in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, and were recognized in its consolidated balance sheet at their fair value. The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest expense. The change in the fair value of the interest rate swap, which is established as an effective hedge, is included in other comprehensive income.

INCOME TAXES: Income taxes have been provided using the liability method. Under this method the Company's estimates of deferred income taxes and the significant items giving rise to deferred tax assets and liabilities reflect our assessment of actual future taxes to be paid on items reflected in our financial statements, giving consideration to both timing and probability of realization.

REVENUE RECOGNITION: Advance ticket sales and event-related revenues for future events are deferred until earned, which is generally once the events are conducted. The recognition of event-related expenses is matched with the recognition of event-related revenues. Revenues and related expenses from the sale of merchandise to retail customers, internet sales and direct sales to dealers are recognized at the time of the sale.

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

Net fees received under PASS agreements are deferred and are amortized into income over the term of the agreements which expire in fiscal 2030. Long-term deferred income under the PASS agreements totals approximately $10.8 million and $10.5 million at November 30, 2004 and 2005, respectively.

ADVERTISING EXPENSE: Advertising costs are expensed as incurred or, as in the case of race‑related advertising, upon the completion of the event. Race-related advertising included in prepaid expenses and other current assets at November 30, 2004 and 2005 was approximately $749,000 and $920,000, respectively. Advertising expense from continuing operations was approximately $10.7 million, $12.1 million and $14.7 million for the years ended November 30, 2003, 2004 and 2005, respectively.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock based employee compensation for the years ended November 30 (in thousands, except per share amounts):

	2003	2004	2005

Net income, as reported	$ 105,448	$ 156,318	$ 159,361
Add: Stock-based employee compensation
expense included in reported net income,
net of related tax effects	1,034	1,051	1,190
Deduct: Stock-based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects	(1,256)	(1,251)	(1,388)

Pro forma net income	$ 105,226	$ 156,118	$ 159,163

Earnings per share:
Basic - as reported	$ 1.99	$ 2.94	$ 3.00

Basic - pro forma	$ 1.98	$ 2.94	$ 3.00

Diluted - as reported	$ 1.98	$ 2.94	$ 2.99

Diluted - pro forma	$ 1.98	$ 2.94	$ 2.99

USE OF ESTIMATES: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS: In December 2004 the FASB issued revised SFAS No. 123R, "Share-Based Payment." SFAS No. 123R sets accounting requirements for "share-based" compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123R is effective in annual periods beginning after June 15, 2005. The Company will be required to adopt SFAS No. 123R in its first quarter of fiscal 2006 and currently discloses the effect on net income and earnings per share of the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company's adoption of SFAS 123R is not expected to have a material impact on its financial position or results of operations.

In December 2004 the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29." SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company's adoption of SFAS No. 153 in the fourth quarter of fiscal 2005 did not have an impact on its financial position or results of operations.

In June 2005, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 05-06, "Determining the Amortization Period for Leasehold Improvements." The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. As this is consistent with the Company's current policy, the adoption of EITF Issue No. 05-06 did not have an impact on its financial position or results of operations.

COMPARABILITY: For comparability, certain 2003 and 2004 amounts have been reclassified where appropriate to conform with the presentation in 2005.
NOTE 2 - EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the years ended November 30, (in thousands, except per share amounts):
	2003	2004	2005

Basic and diluted:
Income from continuing operations	$101,965	$126,296	$159,072
Income (loss) from discontinued operations	3,483	(6,315)	289
Gain on sale of discontinued operations	-	36,337	-

Net income	$105,448	$156,318	$159,361

Basic earnings per share denominator:
Weighted average shares outstanding	53,057,077	53,084,437	53,128,533

Basic earnings per share:
Income from continuing operations	$1.92	$2.38	$2.99
Income (loss) from discontinued operations	0.07	(0.12)	0.01
Gain on sale of discontinued operations	-	0.68	-

Net income	$1.99	$2.94	$3.00

Diluted earnings per share denominator:
Weighted average shares outstanding	53,057,077	53,084,437	53,128,533
Common stock options	1,650	12,123	21,293
Contingently issuable shares	74,555	86,216	90,357

Diluted weighted average shares outstanding	53,133,282	53,182,776	53,240,183

Diluted earnings per share:

Income from continuing operations	$1.92	$2.37	$2.99
Income (loss) from discontinued operations	0.06	(0.11)	-
Gain on sale of discontinued operations	-	0.68	-

Net income	$1.98	$2.94	$2.99

Anti-dilutive shares excluded in the computation of
diluted earnings per share	52,082	817	7,274

NOTE 3 - ACQUISITION OF BUSINESSES

On July 13, 2004, the Company acquired the assets of Martinsville Speedway ("Martinsville"), and assumed the operations as well as certain liabilities of Martinsville for approximately $194.8 million, including acquisition costs. Martinsville was privately owned, with certain members of the France Family Group, which controls in excess of 60% of the combined voting interest of the Company, owning 50% of Martinsville. The acquisition was funded by $100.4 million in proceeds from the sale of the assets of North Carolina Speedway ( "North Carolina") (see Note 4) and approximately $94.4 million in cash. Martinsville's operations are included in the Company's consolidated operations subsequent to the date of acquisition.

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

Property and equipment	$34,278
Intangible assets	148,000
Goodwill	12,614

On October 7, 2005, the Company acquired the assets and assumed certain liabilities of Pikes Peak International Raceway ("Pikes Peak") for approximately $12.0 million. The purchase price for the Pikes Peak acquisition was allocated to the assets acquired based upon their fair market values at the acquisition date including, land of approximately $6.1 million and fixed assets of approximately $5.9 million. As this acquisition is not considered significant, pro forma financial information is not presented.

Subsequent to the purchase, the Company requested realignment of the NASCAR Busch Series event, then conducted at Pikes Peak, to another motorsports facility within its portfolio starting in fiscal 2006 and suspended indefinitely major motorsports event operations at the facility on October 31, 2005. The Company believes that it can more successfully grow this event over the long term at a facility other than Pikes Peak. For the 2006 event season, this event has been realigned to the Company's Martinsville facility. The Company intends to relocate certain Pikes Peak fixed assets to other facilities within its portfolio. These assets include grandstand seating and other structures that can be utilized for future speedway expansion projects.

NOTE 4 - DISCONTINUED OPERATIONS AND IMPAIRMENT OF LONG-LIVED ASSETS

As required by the settlement agreement in the Ferko/Vaughn litigation ("Settlement Agreement") dated April 8, 2004, the Company's North Carolina Speedway, Inc. subsidiary entered into an Asset Purchase Agreement with SMI for the sale of the tangible and intangible assets and operations of North Carolina. Under the terms of the Settlement Agreement, SMI's subsidiary purchased North Carolina's assets and assumed its operations for approximately $100.4 million in cash. The sale of North Carolina's assets closed on July 1, 2004 and the Company recorded an after-tax gain in the third quarter of fiscal 2004 of approximately $36.3 million.

In May 2004, the Company announced its intention to request realignment of the NASCAR Busch Series and IRL IndyCar Series events, then conducted at Nazareth Speedway ("Nazareth"), to other motorsports facilities within its portfolio and its intention to suspend indefinitely major motorsports event operations at the facility after completion of its fiscal 2004 events. For the 2005 event season, these events were realigned to the Company's Watkins Glen International facility.

The realignment of the events conducted at Nazareth and the indefinite suspension of major motorsports event operations at the facility had a significant adverse effect on Nazareth's future revenues and cash flows. As a result of these changes in Nazareth's operations, in the second quarter of fiscal 2004 an analysis of Nazareth's long-lived assets and its estimated future undiscounted cash flows was completed. The projected undiscounted cash flows were not sufficient to recover the carrying amount of Nazareth's property and equipment. The Company evaluated the estimated fair value of Nazareth's long-lived assets using a discounted cash flow assessment as well as comparable prices for similar property, which resulted in the identification and measurement of an impairment loss of approximately $13.2 million, or $0.16 per diluted share in the fiscal quarter ended May 31, 2004. In the fourth quarter of fiscal 2005, the Company identified certain grandstand assets which were previously fully impaired, that it will relocate to and use at its Darlington Raceway facility in fiscal 2006. The assets that will be relocated to and used at Darlington were adjusted to their net book value during the fourth quarter of fiscal 2005, resulting in an after-tax write-up of approximately $471,000, or $0.01 per diluted share. In January 2006, the Company entered into an agreement with NZSW, LLC for the sale of 158 acres, on which Nazareth Speedway is located, for approximately $18.8 million. The sale transaction is expected to close in fiscal 2006 and is contingent upon, among other items, the purchaser's right to terminate the agreement during the due diligence period. Upon closing the transaction, we expect to record an after-tax gain from discontinued operations of approximately $6.0 to $7.0 million, or $0.11 to $0.13 per diluted share.

The operations of North Carolina and Nazareth were included in the Motorsports Event segment. In accordance with SFAS No. 144 the results of operations of North Carolina and Nazareth, including the gain on sale of North Carolina and the impairment loss and subsequent write-up of certain grandstand assets at Nazareth, are presented as discontinued operations in all periods presented. During the years ended November 30, 2003, 2004 and 2005, total revenues recognized by North Carolina and Nazareth were approximately $26.9 million, $17.0 million and $0, respectively, and pre-tax income (loss) was approximately $4.9 million, ($10.0) million and $289,000, respectively. Nazareth's assets held for sale included in property and equipment, net of accumulated depreciation, totaled approximately $6.8 million at November 30, 2004 and 2005. Unless indicated otherwise, all disclosures in the notes to the consolidated financial statements relate to continuing operations.

NOTE 5 - PROPERTY AND EQUIPMENT
Property and equipment consists of the following as of November 30 (in thousands):
	2004	2005

Land and leasehold improvements	$ 244,186	$ 284,051
Buildings, grandstands and tracks	797,944	915,425
Furniture and equipment	110,310	130,408
Construction in progress	82,144	164,111

	1,234,584	1,493,995
Less accumulated depreciation	265,489	315,313

	$ 969,095	$1,178,682

Depreciation expense from continuing operations was approximately $40.8 million, $44.4 million and $50.7 million for the years ended November 30, 2003, 2004 and 2005, respectively.
NOTE 6 - GOODWILL AND INTANGIBLE ASSETS
The gross carrying value and accumulated amortization of the major classes of intangible assets relating to the Motorsports Event segment as of November 30 are as follows (in thousands):
	2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized intangible assets:
Food, beverage and merchandise contracts	$ 276	$ 88	$ 188

Total amortized intangible assets	276	88	188
Non-amortized intangible assets:
NASCAR sanction agreements	148,000	-	148,000
Other	801	-	801

Total non-amortized intangible assets	148,801	-	148,801

Total intangible assets	$ 149,077	$ 88	$ 148,989

	2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized intangible assets:
Customer database	$ 500	$ 100	$ 400
Food, beverage and merchandise contracts	276	142	134

Total amortized intangible assets	776	242	534
Non-amortized intangible assets:
NASCAR sanction agreements	148,000	-	148,000
Other	930	-	930

Total non-amortized intangible assets	148,930	-	148,930

Total intangible assets	$ 149,706	$ 242	$ 149,464

The following table presents current and expected amortization expense of the existing intangible assets as of November 30, for each of the following periods (in thousands):
Amortization expense for the year ended
November 30, 2005	$ 154
Estimated amortization expense for the year ending
November 30:
2006	143
2007	143
2008	143
2009	101
2010	1

The changes in the carrying value of goodwill are as follows (in thousands):

Balance at November 30, 2004	$ 99,265
Goodwill acquired	70
Adjustments	172

Balance at November 30, 2005	$ 99,507

Goodwill acquired consists of internet based web-portal operations included in our Motorsports Event segment, acquired in December 2004. Goodwill adjustments relate to certain estimated expenses associated with the July 2004 Martinsville acquisition.

NOTE 7 - LONG-TERM DEBT
Long-term debt consists of the following as of November 30 (in thousands):

	2004	2005

4.20% Senior Notes due 2009	$ 151,679	$ 151,297
5.40% Senior Notes due 2014	149,894	149,905
TIF bond debt service funding commitment	68,247	67,820
Term Loan	7,000	-

	376,820	369,022
Less: current portion	7,505	635

	$ 369,315	$ 368,387

Schedule of Payments (in thousands)
For the year ending November 30:
2006	$ 635
2007	770
2008	915
2009	151,075
2010	1,245
Thereafter	214,350

368,990
Net premium	32

Total	$ 369,022

On April 23, 2004, the Company completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, the Company completed an offer to exchange these unsecured senior notes for registered senior notes with substantially identical terms ("2004 Senior Notes"). At November 30, 2005, outstanding 2004 Senior Notes totaled approximately $301.2 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 4.2% and are due April 2009 ("4.2% Senior Notes"), and $150.0 million principal amount unsecured senior notes, which bear interest at 5.4% and are due April 2014. The 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at the option of the Company, at any time or from time to time at redemption prices as defined in the indenture. The Company's subsidiaries are guarantors of the 2004 Senior Notes. The 2004 Senior Notes also contain various restrictive covenants. Total gross proceeds from the sale of the 2004 Senior Notes were $300.0 million, net of discounts of approximately $431,000 and approximately $2.6 million of deferred financing fees. The deferred financing fees are being treated as additional interest expense and amortized over the life of the 2004 Senior Notes on a straight-line method, which approximates the effective yield method. In March 2004, the Company entered into interest rate swap agreements to effectively lock in the interest rate on approximately $150.0 million of the 4.2% Senior Notes. The Company terminated these interest rate swap agreements on April 23, 2004 and received approximately $2.2 million, which is being amortized over the life of the 4.2% Senior Notes.

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

In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas ("Unified Government"), issued approximately $71.3 million in taxable special obligation revenue ("TIF") bonds in connection with the financing of construction of Kansas Speedway. At November 30, 2005, outstanding TIF bonds totaled approximately $67.8 million, net of the unamortized discount, which is comprised of a $19.3 million principal amount, 6.15% term bond due December 1, 2017 and $49.7 million principal amount, 6.75% term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes ("Funding Commitment") by the Company's wholly-owned subsidiary, Kansas Speedway Corporation ("KSC"). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation. The bond financing documents contain various restrictive covenants.

The Company has a $300.0 million revolving credit facility ("Credit Facility"), which is scheduled to mature in September 2008 and accrues interest at LIBOR plus 62.5 - 150 basis points, based on the Company's highest debt rating as determined by specified rating agencies. At November 30, 2005, the Company did not have any borrowings outstanding under the Credit Facility. The Credit Facility contains various restrictive covenants.

The Company's wholly-owned subsidiary, Homestead-Miami Speedway ("Miami"), had a term loan ("Term Loan"), which was guaranteed by the Company and had the same restrictive covenants as the Credit Facility. The final payment of $7.0 million, under the Term Loan, was paid on December 31, 2004. The Company's Miami subsidiary had an interest rate swap agreement that effectively fixed the floating rate on the outstanding balance under the Term Loan at 5.6% plus 50 -100 basis points, based on certain consolidated financial criteria of the Company. This interest rate swap expired on December 31, 2004.

Total interest expense from continuing operations incurred by the Company was approximately $23.2 million, $21.7 million and $12.7 million for the years ended November 30, 2003, 2004 and 2005, respectively. Total interest capitalized for the years ended November 30, 2003, 2004 and 2005 was approximately $794,000, $1.6 million and $7.6 million, respectively.

Financing costs of approximately $7.8 million and $6.9 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2004 and 2005, respectively. These costs are being amortized on a straight line method, which approximates the effective yield method, over the life of the related financing.

NOTE 8 - FEDERAL AND STATE INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the provision for income taxes from continuing operations for the years ended November 30, are as follows (in thousands):
	2003	2004	2005

Current tax expense:
Federal	$ 23,833	$ 46,839	$ 64,832
State	4,054	6,311	8,091
Deferred tax expense:
Federal	36,029	26,327	26,122
State	2,125	2,741	2,831

Provision for income taxes	$ 66,041	$ 82,218	$ 101,876

The reconciliation of income tax expense computed at the federal statutory tax rates to income tax expense from continuing operations for the years ended November 30, is as follows (percent of pre-tax income):

	2003	2004	2005

Income tax computed at federal statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.1	3.4	3.2
Other, net	1.2	1.0	0.8

	39.3%	39.4%	39.0%

The components of the net deferred tax assets (liabilities) at November 30 are as follows (in thousands):

	2004	2005

Amortization and depreciation	$ 32,911	$ 27,014
Deferred revenues	4,240	4,173
Deferred expenses	2,795	2,663
Loss carryforwards	1,995	2,422
Compensation related	2,247	2,004
Accruals	1,854	1,584
Other	142	103

Deferred tax assets	46,184	39,963

Amortization and depreciation	(202,057)	(224,471)
Equity investment	(9,263)	(9,895)
Other	(481)	(422)

Deferred tax liabilities	(211,801)	(234,788)

Net deferred tax liabilities	$ (165,617)	$ (194,825)

The Company has recorded deferred tax assets related to various state net operating loss carryforwards totaling approximately $65.1 million, that expire in varying amounts beginning in fiscal 2020.
NOTE 9 ‑ CAPITAL STOCK

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

International Speedway Corporation has a salary incentive plan (the "ISC Plan") designed to qualify under Section 401(k) of the Internal Revenue Code. Employees of International Speedway Corporation and certain participating subsidiaries who have completed one month of continuous service are eligible to participate in the ISC Plan. After twelve months of continuous service, matching contributions are made to a savings trust (subject to certain limits) concurrent with employees' contributions. The level of the matching contribution depends upon the amount of the employee contribution. Employees become 100% vested upon entrance to the ISC Plan. The contribution expense from continuing operations for the ISC Plan was approximately $1.2 million, $1.3 million and $1.4 million, for the years ended November 30, 2003, 2004, and 2005, respectively.

The estimated cost to complete approved projects and current construction in progress at November 30, 2005 at the Company's existing facilities is approximately $122.2 million.

In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds ("2002 STAR Bonds") totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway's boundaries and are not the Company's obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At November 30, 2005, the Unified Government had $5.1 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC's guarantee of the 2002 STAR Bonds.

The Company is a member of Motorsports Alliance (owned 50% by the Company and 50% by Indianapolis Motor Speedway LLC), which owns 75% of Raceway Associates. Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway. Raceway Associates has a term loan arrangement, which requires quarterly principal and interest payments and matures November 15, 2012, and a $15 million secured revolving credit facility, which matures in September 2008. At November 30, 2005, Raceway Associates had approximately $33.2 million outstanding under its term loan and no borrowings outstanding under its then existing credit facility. Under a keepwell agreement, the members of Motorsports Alliance have agreed to provide financial assistance to Raceway Associates, if necessary, on a pro rata basis to support its performance under its term loan and credit facility.

The Company has guaranteed minimum royalty payments under certain agreements through December 2015, with a remaining maximum exposure at November 30, 2005, of approximately $12.5 million.

In December 2004, the Company, through its majority-owned subsidiary, 380 Development, LLC ("380 Development"), purchased a total of 677 acres of land in the New York City borough of Staten Island that could potentially be utilized for the development of a major motorsports entertainment and retail development project. The minority member of 380 Development is a subsidiary of Related Retail Corporation ("Related"), a retail development specialist whose developments include the Time Warner Center in Manhattan and the Gateway Retail Center in Brooklyn. There are operating and development agreements between the Company and Related, which will govern the development and operation of the planned project and impose reciprocal obligations on the parties with respect to the project. Related issued a limited recourse promissory note ("Promissory Note") payable to the Company for its approximately 12.4% membership interest of 380 Development and its proportionate share of the agreed project development expenses until such time as the status of the project approval is ultimately determined. The Promissory Note is secured by Related's ownership in 380 Development.

The Company operates Miami under an operating agreement which expires December 31, 2032 and provides for subsequent renewal terms through December 31, 2075. The Company also has various operating leases for office space and equipment. The future minimum payments under the operating agreement and leases utilized by the Company having initial or remaining noncancellable terms in excess of one year at November 30, 2005, are as follows (in thousands):

	Track
	Operating	Operating
For the year ending November 30:	Agreement	Leases

2006	$ 2,220	$ 3,896
2007	2,220	2,497
2008	2,220	1,518
2009	2,220	619
2010	2,220	447
Thereafter	29,220	3,066

Total	$ 40,320	$ 12,043

Total expenses incurred from continuing operations under the track operating agreement, these operating leases and all other rentals during the years ended November 30, 2003, 2004 and 2005 were $12.2 million, $14.9 million and $19.0 million, respectively.

In connection with the Company's automobile and workers' compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling $2.4 million at November 30, 2005. The letters of credit expire on December 15, 2006 and are automatically renewed on an annual basis. At November 30, 2005, there were no amounts drawn on the standby letters of credit.

The Internal Revenue Service (the "Service") is currently performing a periodic examination of the Company's federal income tax returns for the years ended November 30, 1999 through 2004 and has challenged the tax depreciation treatment for a significant portion of its motorsports entertainment facility assets. In fiscal 2005, the Company received reports from the Service requesting downward adjustments to its tax depreciation expense for the fiscal years ended November 30, 1999 through 2002, which could potentially result in the reclassification of approximately $63.6 million of tax liability from deferred to current. Including related interest, the combined after-tax cash flow impact of these requested adjustments is approximately $79.4 million. In order to prevent incurring additional interest, the Company deposited approximately $79.4 million for the fiscal years ended November 30, 1999 through 2002, with the Service in June 2005. Additional adjustments to the Company's tax depreciation expense are expected to be requested later by the Service for fiscal years ended November 30, 2003 and 2004. Including related interest, the Company estimates the combined after-tax cash flow impact of these additional federal tax adjustments, and related state tax revisions for all periods, to range between $50.0 million and $60.0 million at November 30, 2005. Accordingly, to further prevent incurring interest the Company deposited approximately $17.5 million with the Service in June 2005 related to the anticipated federal tax adjustments for fiscal year 2003. The Company expects to deposit amounts related to fiscal 2004 in fiscal 2006. The Company's deposits are not a payment of tax, and it will receive accrued interest on any of these funds ultimately returned to it. At November 30, 2005, the approximately $96.9 million of deposits with the Service are classified as long-term assets in the Company's consolidated financial statements. The Company believes that its application of the federal income tax regulations in question, which have been applied consistently since being adopted in 1986 and have been subjected to previous IRS audits, is appropriate, and it intends to vigorously defend the merits of its position. The administrative appeals process within the Service is currently expected to take six to 18 months to complete. If the Company's appeal is not resolved satisfactorily, it will evaluate all of its options, including litigation. In accordance with SFAS No. 109 "Accounting for Income Taxes," the Company has accrued a deferred tax liability based on the differences between its financial reporting and tax bases of such assets in its consolidated balance sheet as of November 30, 2005. While an adverse resolution of these matters could result in a material negative impact on cash flow, the Company believes that it has provided adequate reserves related to these matters in its consolidated financial statements as of November 30, 2005.

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

In addition to such routine litigation incident to its business, the Company is a party to another legal proceeding described below.

Current Litigation

On July 13, 2005, Kentucky Speedway, LLC filed a civil action in the Eastern District of Kentucky against NASCAR and the Company alleging that "NASCAR and ISC have acted, and continue to act, individually and in combination and collusion with each other and other companies that control tracks hosting NASCAR NEXTEL Cup Series, to illegally restrict the award of ... NASCAR NEXTEL Cup Series [races]." The complaint seeks damages and an injunction requiring NASCAR to establish a competitive bidding process for NEXTEL Cup events and prohibiting further violations of the antitrust laws. Other than some vaguely conclusory allegations, the complaint fails to specify any conduct by International Speedway Corporation (ISC) other than conducting and growing its motorsports entertainment business for the benefit of its shareholders. The Company believes the allegations to be without merit and intends to defend itself vigorously. The Company has retained counsel and is pursuing defenses to the suit while maintaining potential counterclaim remedies available to it to recover the damages caused by the filing of the suit. On September 12, 2005 counsel for the Company filed a motion to dismiss the complaint for improper jurisdiction and venue as well as the lack of any antitrust injury allegations. On January 27, 2006, the court denied our motion to dismiss the complaint and established a February 1, 2007 deadline for the completion of pre-trial discovery. Based upon the current timeline a trial on the merits of the case is scheduled for no earlier than August 2007. In the interim, our counsel have filed motions seeking to allow an interim appeal of the ruling on the jurisdiction and venue issues. If allowed to proceed, such an appeal would not delay the discovery process while being pursued. While it is premature to quantify either the likelihood or the potential magnitude of an adverse decision, the fees and expenses associated with the defense of this suit are not covered by insurance and could adversely impact the Company's financial condition or results of operations and cash flows, even if we ultimately prevail. Further, the time devoted to this matter by management and the possible impact of litigation on business negotiations occurring prior to resolution of this matter could also adversely impact our financial condition or results of operations and cash flows. Finally, even if the direct effect of the resolution of this case does not result in a material adverse impact on us, it is possible that the resolution of this case could result in industry‑wide changes in the way race schedules are determined by sanctioning bodies, which could indirectly have a material adverse impact on us.

NOTE 11 - RELATED PARTY DISCLOSURES AND TRANSACTIONS

All of the racing events that take place during the Company's fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association, the American Motorcyclist Association, the Automobile Racing Club of America, the Clear Channel - Championship Cup Series, the Federation Internationale de l'Automobile, the Federation Internationale Motocycliste, Grand American, Historic Sportscar Racing, the International Race of Champions, IRL, NASCAR, NHRA, the Porsche Club of America, the Sports Car Club of America, the Sportscar Vintage Racing Association, the United States Auto Club and the World Karting Association. NASCAR, which sanctions some of the Company's principal racing events, is a member of the France Family Group which controls in excess of 60% of the combined voting power of the outstanding stock of the Company, and some members of which serve as directors and officers of the Company. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR from continuing operations for disbursement to competitors, which are exclusive of NASCAR sanction fees, totaled approximately $83.1 million, $102.5 million and $118.5 million for the years ended November 30, 2003, 2004 and 2005, respectively. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors for events at North Carolina and Nazareth included in discontinued operations totaled approximately $9.0 million, $5.4 million and $0 for the years ended November 30, 2003, 2004 and 2005, respectively.

Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire NASCAR NEXTEL Cup and Busch series schedules. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR NEXTEL Cup and Busch series event. Under the terms of this arrangement, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR NEXTEL Cup or Busch series event as a component of its sanction fees and remits the remaining 90% to the event promoter. The event promoter pays 25% of the gross broadcast rights fees allocated to the event as part of the previously discussed prize money paid to NASCAR for disbursement to competitors. The Company's television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR NEXTEL Cup and Busch series events conducted at its wholly-owned facilities were $140.8 million, $188.9 million and $235.9 million in fiscal years 2003, 2004 and 2005, respectively. Television broadcast and ancillary rights fees received from NASCAR for the NASCAR NEXTEL Cup and Busch series events held at North Carolina and the NASCAR Busch Series event held at Nazareth and included in discontinued operations totaled approximately $14.9 million, $9.3 million and $0 for the years ended November 30, 2003, 2004 and 2005, respectively.

In addition, NASCAR and the Company share a variety of expenses in the ordinary course of business. NASCAR pays rent, as well as a related maintenance fee (allocated based on square footage), to the Company for office space in the Company's corporate office complex in Daytona Beach, Florida. The Company paid rent to NASCAR for office space in Los Angeles, California beginning October 2005. These rents are based upon estimated fair market lease rates for comparable facilities. NASCAR pays the Company for radio, program and strategic initiative advertising, hospitality and suite rentals, various tickets and credentials, catering services, participation in a NASCAR racing event banquet, and track and other equipment rentals based on similar prices paid by unrelated, third party purchasers of similar items. The Company pays NASCAR for certain advertising, participation in NASCAR racing series banquets, the use of NASCAR trademarks and intellectual images and production space for NEXTEL Vision based on similar prices paid by unrelated, third party purchasers of similar items. The Company's payments to NASCAR for MRN Radio's broadcast rights to NASCAR Craftsman Truck races represents an agreed-upon percentage of the Company's advertising revenues attributable to such race broadcasts. In fiscal 2004 and 2005 NASCAR is reimbursing the Company for the buyout of the remaining rights associated with a certain sponsorship agreement. NASCAR also reimburses the Company for 50% of the compensation paid to certain personnel working in the Company's legal, risk management and transportation departments, as well as 50% of the compensation expense associated with certain receptionists. The Company reimburses NASCAR for 50% of the compensation paid to certain personnel working in NASCAR's legal department. NASCAR's reimbursement for use of the Company's mailroom, janitorial services, security services, catering, graphic arts, photo and publishing services, telephone system and the Company's reimbursement of NASCAR for use of corporate aircraft, is based on actual usage or an allocation of total actual usage. The aggregate amount received from NASCAR by the Company for shared expenses, net of amounts paid by the Company for shared expenses, totaled approximately $2.4 million, $2.8 million and $3.6 million during fiscal 2003, 2004 and 2005, respectively.

Grand American sanctions various events at certain of the Company's facilities. While certain officers and directors of the Company are equity investors in Grand American, no officer or director has more than a 10% equity interest. In addition, certain officers and directors of the Company, representing a non-controlling interest, serve on Grand American's Board of Managers. Standard Grand American sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by Grand American to participants in the events. Sanction fees paid by the Company to Grand American totaled approximately $1.3 million, $924,000 and $1.1 million for the years ended November 30, 2003, 2004 and 2005, respectively.

In addition, Grand American and the Company share a variety of expenses in the ordinary course of business. Grand American pays rent to the Company for office space in the Company's corporate office complex in Daytona Beach, Florida. These rents are based upon estimated fair market lease rates for comparable facilities. Grand American purchases various advertising, catering services, suites and hospitality and track and equipment rentals from the Company based on similar prices paid by unrelated, third party purchasers of similar items. The Company pays Grand American for the use of Grand American's trademarks based on similar prices paid by unrelated, third party purchasers of similar items. Grand American's reimbursement for use of the Company's mailroom, telephone system, security, graphic arts, photo and publishing services is based on actual usage or an allocation of total actual usage. The aggregate amount received from Grand American by the Company for shared expenses, net of amounts paid by the Company for shared expenses, totaled approximately $205,000, $226,000 and $223,000 during fiscal 2003, 2004 and 2005, respectively.

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

Certain members of the France Family Group paid the Company for the utilization of security services, event planning, event tickets, purchase of catering services, maintenance services, and certain equipment. In fiscal 2003, the Company purchased a vehicle from a France Family Group member. During the last quarter of fiscal 2004 and all of fiscal 2005, the Company provided publishing and distribution services for Game Change Marketing, LLC, and in fiscal 2004 tickets to Brand Sense Marketing, which are companies owned by a France Family Group member and leased certain parcels of land from WCF and JCF, LLC, which is owned by France Family Group members. The land parcels are used primarily for parking during the events held at Martinsville Speedway. The amounts paid for these items were based on actual costs incurred, similar prices paid by unrelated third party purchasers of similar items or estimated fair market values. The aggregate amount received by the Company for these items, net of amounts paid, totaled approximately $77,000, $266,000 and $3.3 million during fiscal 2003, 2004 and 2005, respectively.

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

Crotty & Bartlett, P.A., a law firm controlled by siblings of W. Garrett Crotty, one of the Company's executive officers, leases office space located in the Company's corporate office complex in Daytona Beach, Florida. The Company engages Crotty & Bartlett for certain legal and consulting services. The aggregate amount paid to Crotty & Bartlett by the Company for legal and consulting services, net of amounts received by the Company for leased office space, totaled approximately $96,000, $119,000 and $180,000 during fiscal 2003, 2004 and 2005, respectively.

J. Hyatt Brown, one of the Company's directors, serves as President and Chief Executive Officer of Brown & Brown, Inc. ("Brown & Brown"). Brown & Brown has received commissions for serving as the Company's insurance broker for several of the Company's insurance policies, including the Company's property and casualty policy, certain employee benefit programs and the split-dollar arrangements established for the benefit of William C. France, James C. France and their respective spouses. The aggregate commissions received by Brown & Brown in connection with the Company's policies were approximately $443,000, $390,000 and $507,000, during fiscal 2003, 2004 and 2005, respectively.

Kinsey, Vincent Pyle, L.C., a law firm which Christy F. Harris, one of the Company's directors, joined in fiscal 2004, provided legal services to the Company during fiscal 2004 and 2005. The Company paid approximately $301,000 and $359,000 for these services in fiscal 2004 and 2005, which were charged to the Company on the same basis as those provided other clients.

Walter P. Czarnecki, one of the Company's directors until April 9, 2003, owns Raceway Services, which purchases tickets and hospitality suite occupancy to events at many of the Company's facilities. The price paid by Raceway Services for these items is established on the same basis as the price paid by other purchasers to the same events without regard to Mr. Czarnecki's previous status as a director. The amounts paid by Raceway Services to the Company totaled approximately $120,000, during fiscal 2003 (prior to the end of Mr. Czarnecki's directorship).

Mr. Gregory W. Penske, one of the Company's directors, is also an officer and director of Penske Performance, Inc. and other Penske Corporation affiliates, as well as the son of Roger S. Penske. Roger S. Penske beneficially owns a majority of the voting stock of and controls Penske Corporation and its affiliates. The Company rented Penske Corporation and its affiliates certain facilities for a driving school and sold hospitality suite occupancy and related services, merchandise and accessories to Penske Corporation, its affiliates and other related companies. In a special promotional arrangement designed to grow demand while maintaining price integrity, the Company sold approximately 8,000 tickets for certain events during fiscal 2004 and 2005 at discounts greater than those afforded any other ticket purchaser to Penske Automotive Group, one of the largest automobile retailers in Southern California, which effected distribution of those tickets. Penske Truck Leasing rented certain vehicles and sold related supplies and services to the Company. Also, the Company paid Penske Corporation for the use of certain trademarks. In fiscal 2003, 2004 and 2005, the aggregate amount received from Penske Corporation, its affiliates and other related companies, net of amounts paid by the Company, totaled approximately $887,000, $2.4 million and $1.5 million, respectively, for the aforementioned goods and services.

Raceway Associates is owned 75% by Motorsports Alliance and 25% by the former owners of the Route 66 Raceway, LLC. Edward H. Rensi, a director of the Company, sold his approximately 1.28% ownership interest in Raceway Associates in fiscal 2005. The Company owns an indirect equity investment in Chicagoland Speedway through the Company's equity investment in Motorsports Alliance. The Company pays Chicagoland Speedway a rights fee to sell merchandise, programs and radio broadcasts . Chicagoland pays the Company for the purchase of programs and for costs related to the use of the Company's jet dryers and other event support at its events. The net amounts paid by the Company were approximately $629,000, $621,000 and $572,000, during fiscal 2003, 2004 and 2005, respectively.

NOTE 12 - HOMESTEAD-MIAMI SPEEDWAY TRACK RECONFIGURATION

During the second quarter of fiscal 2003 the Company recorded a non-cash before-tax charge of approximately $2.8 million for the net book value of certain undepreciated assets removed in connection with a major track reconfiguration project at Miami. The project increased the track banking to a maximum of 20 degrees in the turns through an innovative variable-degree banking system, which enhanced the quality of the racing entertainment at this facility. The reconfiguration was completed prior to Miami's fiscal 2003 fourth quarter NASCAR NEXTEL Cup, Busch and Craftsman Truck series events.

NOTE 13 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes and interest for the years ended November 30, is summarized as follows (in thousands):
	2003	2004	2005

Income taxes paid	$ 26,070	$ 35,962	$ 84,093

Interest paid	$ 23,796	$ 23,414	$ 19,679

NOTE 14 - LONG‑TERM STOCK INCENTIVE PLAN

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

The Company awarded and issued 37,726, 47,068 and 52,575 restricted shares of the Company's Class A Common Stock during the years ended November 30, 2003, 2004 and 2005, respectively, to certain officers and managers under the 1996 Plan. These shares of restricted stock vest at the rate of 50% of each award on the third anniversary of the award date and the remaining 50% on the fifth anniversary of the award date.

In January and April 2003 and May 2004, the Company awarded and issued 683, 1,468 and 764, respectively, restricted shares of the Company's Class A Common Stock to certain managers and officers under the 1996 Plan. These shares of restricted stock vested on July 3, 2003, October 1, 2003 and November 1, 2004, respectively.

In July 2005 the Company awarded and issued 1,024, restricted shares of the Company's Class A Common Stock to certain managers under the 1996 Plan. These shares of restricted stock vest over a three year period.

The weighted average grant date fair value of restricted shares granted during the years ended November 30, 2003, 2004 and 2005 was $40.03, $42.28 and $54.23, respectively.

The market value of the shares at the date of award has been recorded as "Unearned compensation - restricted stock," which is shown as a separate component of shareholders' equity in the accompanying consolidated balance sheets. The unearned compensation is being amortized over the vesting periods of the shares. In accordance with APB Opinion 25, the Company will recognize a compensation charge over the vesting periods equal to the fair market value of these shares on the date of the award. The total compensation charge from continuing operations recognized as expense during the years ended November 30, 2003, 2004 and 2005, was approximately $1.7 million, $1.7 million and $2.0 million, respectively.

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

The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:
	2003	2004	2005

Expected life (in years)	5	5	5
Dividend yield	0.15%	0.14%	0.11%
Expected volatility	31.9%	30.4%	25.3%
Risk-free interest rate	2.9%	3.5%	3.2%
Weighted average fair value of options
granted	$ 13.02	$ 14.30	$ 16.17
The following table summarizes the activity for options to purchase shares of Class A Common Stock issued and outstanding:
	Weighted Average Exercise Price	Number of Shares

Outstanding at November 30, 2002	$ 41.90	69,419
Granted	39.89	12,929

Outstanding at November 30, 2003	41.58	82,348
Granted	43.75	38,025
Exercised	37.94	(11,666)

Outstanding at November 30, 2004	42.73	108,707
Granted	57.01	29,097
Exercised	39.75	(11,182)

Outstanding at November 30, 2005	$ 46.28	126,622

Exercisable at:
November 30, 2003	$ 41.81	65,077
November 30, 2004	42.19	80,006
November 30, 2005	44.14	94,833
The following table summarizes information about stock options outstanding and exercisable at November 30, 2005:
	Outstanding			Exercisable

Exercise Price Range	Options	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

$37.06-$44.73	87,500	6.7	$42.51	78,148	$42.55
$47.99-$57.01	39,122	9.3	54.70	16,685	51.59

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

Fair values of long-term debt and interest rate swaps are based on quoted market prices at the date of measurement. The Company's credit facilities approximate fair value as they bear interest rates that approximate market. At November 30, 2005, the fair value of the remaining long-term debt, which includes the 2004 Senior Notes and TIF bond Funding Commitment, as determined by quotes from financial institutions, was $373.1 million compared to the carrying amount of $369.0 million.

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

The following table presents certain unaudited financial data for each quarter of fiscal 2004 and 2005 (in thousands, except per share amounts):
	Fiscal Quarter Ended
	February 29,	May 31,	August 31,	November 30,
	2004	2004	2004	2004

Total revenue	$ 130,625	$ 131,125	$ 154,844	$ 231,254
Operating income	47,068	37,720	51,048	92,582
Income from continuing operations	24,450	15,595	31,810	54,441
Net income	27,793	6,059	68,090	54,376
Basic earnings per share	0.52	0.11	1.28	1.02
Diluted earnings per share	0.52	0.11	1.28	1.02
	Fiscal Quarter Ended
	February 28,	May 31,	August 31,	November 30,
	2005	2005	2005	2005

Total revenue	$ 179,432	$ 157,447	$166,519	$ 236,730
Operating income	71,847	46,866	56,019	90,533
Income from continuing operations	41,118	26,540	36,804	54,612
Net income	41,065	26,501	36,752	55,044
Basic earnings per share	0.77	0.50	0.69	1.04
Diluted earnings per share	0.77	0.50	0.69	1.03
NOTE 17 - SEGMENT REPORTING

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at prices comparable to unaffiliated customers. Intersegment revenues were approximately $10.4 million, $9.0 million and $12.2 million for the years ended November 30, 2003, 2004, and 2005, respectively (in thousands).

	For The Year Ended November 30, 2003
	Motorsports Event	All Other	Total

Revenues	$ 520,441	$ 39,058	$ 559,499
Depreciation and amortization	35,270	5,590	40,860
Operating income	177,133	9,710	186,843
Capital expenditures	67,957	4,630	72,587
Total assets	1,106,644	197,148	1,303,792
Equity investments	33,706	-	33,706
	For The Year Ended November 30, 2004
	Motorsports Event	All Other	Total

Revenues	$ 609,086	$ 47,774	$ 656,860
Depreciation and amortization	38,788	5,655	44,443
Operating income	217,067	11,351	228,418
Capital expenditures	113,098	22,120	135,218
Total assets	1,343,303	276,207	1,619,510
Equity investments	36,489	-	36,489
	For The Year Ended November 30, 2005
	Motorsports Event	All Other	Total

Revenues	$ 702,870	$ 49,455	$ 752,325
Depreciation and amortization	43,971	6,922	50,893
Operating income	255,459	9,806	265,265
Capital expenditures	222,736	26,114	248,850
Total assets	1,538,614	258,455	1,797,069
Equity investments	51,160	-	51,160
NOTE 18 - CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Included in the tables below, are condensed consolidating balance sheets as of November 30, 2004 and 2005, and the condensed consolidating statements of operations and cash flows for the years ended November 30, 2003, 2004 and 2005, of: (a) the Parent; (b) the guarantor subsidiaries; (c) elimination entries necessary to consolidate Parent with guarantor subsidiaries; and (d) the Company on a consolidated basis (in thousands).

	Condensed Consolidating Balance Sheet At November 30, 2004

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Current assets	$ 11,615	$ 341,898	$ (12,438)	$ 341,075
Property and equipment, net	179,537	789,558	-	969,095
Advances to and investments in subsidiaries	1,461,951	374,952	(1,836,903)	-
Other assets	16,380	292,960	-	309,340

Total Assets	$ 1,669,483	$ 1,799,368	$ (1,849,341)	$ 1,619,510

Current liabilities	$ 44,963	$ 145,499	$ 734	$ 191,196
Long-term debt	676,525	135,042	(442,252)	369,315
Deferred income taxes	48,617	117,000	-	165,617
Other liabilities	32	11,612	-	11,644
Total shareholders' equity	899,346	1,390,215	(1,407,823)	881,738

Total Liabilities and Shareholders' Equity	$ 1,669,483	$ 1,799,368	$ (1,849,341)	$ 1,619,510

	Condensed Consolidating Balance Sheet At November 30, 2005

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Current assets	$ 21,883	$ 194,183	$ (18,688)	$ 197,378
Property and equipment, net	181,234	997,448	-	1,178,682
Advances to and investments in subsidiaries	1,706,785	748,555	(2,455,340)	-
Other assets	113,618	307,391	-	421,009

Total Assets	$ 2,023,520	$ 2,247,577	$ (2,474,028)	$ 1,797,069

Current liabilities	$ 36,034	$ 141,600	$ 4,857	$ 182,491
Long-term debt	1,049,757	244,719	(926,089)	368,387
Deferred income taxes	53,123	141,702	-	194,825
Other liabilities	18	11,393	-	11,411
Total shareholders' equity	884,588	1,708,163	(1,552,796)	1,039,955

Total Liabilities and Shareholders' Equity	$ 2,023,520	$ 2,247,577	$ (2,474,028)	$ 1,797,069

	Condensed Consolidating Statement Of Operations For The Year Ended November 30, 2003

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 2,057	$ 660,849	$ (113,851)	$ 549,055
Total expenses	29,128	446,935	(113,851)	362,212
Operating (loss) income	(27,071)	213,914	-	186,843
Interest and other (expense) income, net	(14,195)	11,208	(15,850)	(18,837)
(Loss) income from continuing operations	(30,495)	148,310	(15,850)	101,965
Net (loss) income	(30,495)	151,793	(15,850)	105,448
	Condensed Consolidating Statement Of Operations For The Year Ended November 30, 2004

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 2,175	$ 763,643	$ (117,970)	$ 647,848
Total expenses	31,367	506,033	(117,970)	419,430
Operating (loss) income	(29,192)	257,610	-	228,418
Interest and other income (expense), net	14,794	9,594	(44,292)	(19,904)
(Loss) income from continuing operations	(446)	171,034	(44,292)	126,296
Net (loss) income	(446)	201,056	(44,292)	156,318
	Condensed Consolidating Statement Of Operations For The Year Ended November 30, 2005

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$ 2,211	$ 878,267	$ (140,349)	$ 740,129
Total expenses	31,649	583,564	(140,349)	474,864
Operating (loss) income	(29,438)	294,703	-	265,265
Interest and other income (expense), net	(134)	19,992	(24,175)	(4,317)
(Loss) income from continuing operations	(13,592)	196,839	(24,175)	159,072
Net (loss) income	(13,592)	197,128	(24,175)	159,361

	Condensed Consolidating Statement Of Cash Flows For The Year Ended November 30, 2003

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$ (4,716)	$ 217,237	$ (17,785)	$ 194,736
Net cash provided by (used in) investing activities	9,985	(97,656)	17,785	(69,886)
Net cash used in financing activities	(4,365)	(5,775)	-	(10,140)
	Condensed Consolidating Statement Of Cash Flows For The Year Ended November 30, 2004

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$ 48,810	$ 208,638	$ (31,462)	$ 225,986
Net cash (used in) investing activities	(117,506)	(262,272)	31,462	(348,316)
Net cash provided by (used in) financing activities	66,225	(6,890)	-	59,335
	Condensed Consolidating Statement Of Cash Flows For The Year Ended November 30, 2005

	Parent Company	Combined Guarantor Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$ (113,798)	$ 274,372	$ (13,802)	$ 146,772
Net cash provided by (used in) investing activities	123,919	(303,932)	13,802	(166,211)
Net cash used in financing activities	(3,276)	(7,505)	-	(10,781)
NOTE 19 - SUBSEQUENT EVENTS

On December 9, 2005, SMISC purchased the stock of Action, which was structured as a merger of a wholly-owned subsidiary of Motorsports Authentics, LLC into Action. Upon the consummation of the merger, Action's outstanding common stock was cancelled and the holders were to receive $13 in cash in exchange for each share of Action common stock. The total purchase price, of approximately $247.6 million, was funded through equal equity contributions from the Company and SMI of approximately $123.8 million, including transaction expenses, to SMISC. The Company's share of the equity contribution was funded from existing cash and borrowings of approximately $80.0 million from its Credit Facility.

Schedule II - Valuation and Qualifying Accounts (In Thousands)

Description	Balance beginning of period	Additions charged to costs and expenses	Deductions (A)	Balance at end of period

For the year ended November 30, 2005
Allowance for doubtful accounts	$ 1,500	$ 277	$ 277	$ 1,500

For the year ended November 30, 2004

Allowance for doubtful accounts	1,500	427	427	1,500

For the year ended November 30, 2003

Allowance for doubtful accounts	1,500	2,609	2,609	1,500

(A) Uncollectible accounts written off, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Based on that evaluation, our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at November 30, 2005, and during the period prior to and including the date of this report. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to November 30, 2005 .

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

Report of Management on Internal Control Over Financial Reporting
February 3, 2006

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

We, under the supervision of and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, assessed the Company's internal control over financial reporting as of November 30, 2005, based on criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of November 30, 2005 , based on the specified criteria.

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
Consolidated Balance Sheets ‑ November 30, 2004 and 2005
Consolidated Statements of Operations ‑ Years ended November 30, 2003, 2004, and 2005
Consolidated Statements of Changes in Shareholders' Equity ‑ Years ended November 30, 2003, 2004, and 2005
Consolidated Statements of Cash Flows ‑ Years ended November 30, 2003, 2004, and 2005
Notes to Consolidated Financial Statements
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

4.4	- Form of Registered Note due 2009 (included in Exhibit 4.1). (4.1)****
4.5	- Form of Registered Note due 2014 (included in Exhibit 4.2). (4.2)****
4.6	- $300,000,000 Credit Agreement, dated as of September 12, 2003, among the Company, certain subsidiaries and the lenders party thereto. (1)*****
10.1	‑ Daytona Property Lease. (3)******
10.2	‑ 1996 Long‑Term Incentive Plan. (5)******
10.3	- Split-Dollar Agreement (WCF).* (6)******
10.4	- Split-Dollar Agreement (JCF).* (7)******
21	‑ Subsidiaries of the Registrant - filed herewith.
23.1	- Consent of Ernst &Young LLP - filed herewith.
31.1	- Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer - filed herewith
31.2	- Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer - filed herewith.
31.3	- Rule 13a-14(a) / 15d-14(a) Certification of Chief Accounting Officer - filed herewith.
32	- Section 1350 Certification - filed herewith.
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

Signature	Title	Date
/s/ James C. France James C. France	Chief Executive Officer and Vice Chairman of the Board (Principal Executive Officer)	February 3, 2006
/s/ Susan G. Schandel Susan G. Schandel	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 3, 2006
/s/ Daniel W. Houser Daniel W. Houser	Vice President, Controller, Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)	February 3, 2006
/s/ William C. France William C. France	Director	February 3, 2006
/s/ Lesa France Kennedy Lesa France Kennedy	Director	February 3, 2006
/s/ Brian Z. France Brian Z. France	Director	February 3, 2006
/s/ J. Hyatt Brown ___________ J. Hyatt Brown	Director	February 3, 2006
/s/ Raymond K. Mason, Jr. Raymond K. Mason, Jr.	Director	February 3, 2006
/s/ Larry Aiello, Jr. Larry Aiello, Jr.	Director	February 3, 2006