Form 10-Q
period 2006-02-28
INTERNATIONAL SPEEDWAY CORP
filed 2006-04-10
CIK 51548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2006
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
INTERNATIONAL SPEEDWAY CORPORATION
(Exact name of registrant as specified in its charter)

FLORIDA	O-2384	59-0709342

(State or other jurisdiction	(Commission File Number)	(I.R.S. Employer
of incorporation)		Identification No.)

1801 WEST INTERNATIONAL SPEEDWAY BOULEVARD, DAYTONA BEACH, FLORIDA	32114

(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (386) 254-2700
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class A Common Stock	29,650,081 shares	as of February 28, 2006.
Class B Common Stock	23,673,321 shares	as of February 28, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30, 2005	February 28, 2006
	(Unaudited)
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$130,758	$99,211
Short-term investments	8,200	200
Receivables, less allowance of $1,500 in 2005 and 2006	45,557	128,306
Inventories	6,528	7,895
Prepaid expenses and other current assets	6,335	12,412

Total Current Assets	197,378	248,024

Property and Equipment, net of accumulated depreciation of $315,313 and $328,732, respectively	1,178,682	1,186,663
Other Assets:
Equity investments	51,160	173,139
Intangible assets, net	149,464	149,429
Goodwill	99,507	99,507
Deposits with Internal Revenue Service	96,913	96,913
Other	23,965	23,260

	421,009	542,248

Total Assets	$1,797,069	$1,976,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$635	$635
Accounts payable	19,274	24,562
Deferred income	123,870	178,377
Income taxes payable	20,067	34,532
Other current liabilities	18,645	24,170

Total Current Liabilities	182,491	262,276

Long-Term Debt	368,387	418,314
Deferred Income Taxes	194,825	200,499
Long-Term Deferred Income	11,342	11,117
Other Long-Term Liabilities	69	57
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 29,215,778 and 29,471,515 issued and outstanding at November 30, 2005 and February 28, 2006, respectively	292	295
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 23,928,058 and 23,673,321 issued and outstanding at November 30, 2005 and February 28, 2006, respectively	239	236
Additional paid-in capital	695,658	696,322
Retained earnings	343,766	387,819

Total Shareholders’ Equity	1,039,955	1,084,672

Total Liabilities and Shareholders’ Equity	$1,797,069	$1,976,935

     See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Three Months Ended
	February 28, 2005	February 28, 2006
	(Unaudited)
	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$55,784	$55,520
Motorsports related	100,269	114,323
Food, beverage and merchandise	20,949	21,863
Other	2,430	2,228

	179,432	193,934
EXPENSES:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	31,484	34,536
Motorsports related	28,435	30,814
Food, beverage and merchandise	12,632	13,165
General and administrative	23,171	23,493
Depreciation and amortization	11,863	13,463

	107,585	115,471

Operating income	71,847	78,463
Interest income	970	934
Interest expense	(3,055)	(4,068)
Equity in net loss from equity investments	(1,531)	(2,497)

Income from continuing operations before income taxes	68,231	72,832
Income taxes	27,113	28,701

Income from continuing operations	41,118	44,131
Loss from discontinued operations, net of income tax benefits of $64 and $83	(53)	(78)

Net income	$41,065	$44,053

Basic earnings per share:
Income from continuing operations	$0.77	$0.83
Loss from discontinued operations	—	—

Net income	$0.77	$0.83

Diluted earnings per share:
Income from continuing operations	$0.77	$0.83
Loss from discontinued operations	—	—

Net income	$0.77	$0.83

Dividends per share	$—	$—

Basic weighted average shares outstanding	53,101,260	53,144,014

Diluted weighted average shares outstanding	53,223,241	53,249,635

     See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statement of Shareholders’ Equity

	Class A Common	Class B Common			Total
	Stock $.01	Stock $.01	Additional	Retained	Shareholders’
	Par Value	Par Value	Paid-in Capital	Earnings	Equity
			(Unaudited)
			(In Thousands)
Balance at November 30, 2005	$292	$239	$695,658	$343,766	$1,039,955
Activity 12/1/05 - 2/28/06:
Comprehensive income
Net income	—	—	—	44,053	44,053
Exercise of stock options	—	—	43	—	43
Conversion of Class B Common Stock to Class A Common Stock	3	(3)	—	—	—
Income tax benefit related to stock compensation plan	—	—	1	—	1
Stock-based compensation	—	—	620	—	620

Balance at February 28, 2006	$295	$236	$696,322	$387,819	$1,084,672

     See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Three Months Ended
	February 28, 2005	February 28, 2006
	(Unaudited)
	(In Thousands)
OPERATING ACTIVITIES
Net income	$41,065	$44,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,863	13,463
Stock-based compensation	453	620
Amortization of financing costs	148	141
Deferred income taxes	9,689	5,674
Loss from equity investments	1,531	2,497
Other, net	13	—
Changes in operating assets and liabilities:
Receivables, net	(54,399)	(82,749)
Inventories, prepaid expenses and other assets	(12,548)	(7,476)
Accounts payable and other liabilities	4,695	12,154
Deferred income	48,614	54,282
Income taxes	937	14,466

Net cash provided by operating activities	52,061	57,125

INVESTING ACTIVITIES
Capital expenditures	(130,211)	(22,811)
Proceeds from asset disposals	27	49
Purchase of equity investments	—	(124,476)
Acquisition of business	(764)	—
Proceeds from affiliate	487	—
Proceeds from short-term investments	99,040	28,000
Purchases of short-term investments	(68,685)	(20,000)
Other, net	(11)	523

Net cash used in investing activities	(100,117)	(138,715)

FINANCING ACTIVITIES
Proceeds under credit facility	—	80,000
Payments under credit facility	—	(30,000)
Payment of long-term debt	(7,000)	—
Exercise of Class A common stock options	147	43
Deferred financing costs	(10)	—

Net cash (used in) provided by financing activities	(6,863)	50,043

Net decrease in cash and cash equivalents	(54,919)	(31,547)
Cash and cash equivalents at beginning of period	160,978	130,758

Cash and cash equivalents at end of period	$106,059	$99,211

See accompanying notes.

International Speedway Corporation
Notes to Consolidated Financial Statements
February 28, 2006
(Unaudited)
1. Basis of Presentation
The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States but do not include all of the information and disclosures required for complete financial statements. The balance sheet at November 30, 2005, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest annual report on Form 10-K for International Speedway Corporation and its wholly owned subsidiaries (the “Company”). In management’s opinion, the statements include all adjustments, which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature.
Certain reclassifications have been made to conform to the financial presentation at February 28, 2006.
Because of the seasonal concentration of racing events, the results of operations for the three-month periods ended February 28, 2005 and 2006 are not indicative of the results to be expected for the year.
Income Taxes: Income taxes have been provided for using the liability method. Under this method the Company’s estimates of deferred income taxes and the significant items giving rise to deferred tax assets and liabilities reflect our assessment of actual future taxes to be paid on items reflected in our financial statements, giving consideration to both timing and probability of realization.
The Company establishes tax reserves related to certain matters, including penalties and interest, in the period when it is determined that it is probable that additional taxes, penalties and interest will be paid, and the amount is reasonably estimable. Such tax reserves are adjusted, as needed, in light of changing circumstances, such as statute of limitations expirations and other developments relating to uncertain tax positions and current tax items under examination, appeal or litigation.
2. New Accounting Pronouncements
In December 2004 the Financial Accounting Standards Board issued revised Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment.” SFAS No. 123(R) sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123(R) is effective in annual periods beginning after June 15, 2005. The Company adopted SFAS No. 123(R) in this quarter using the modified-prospective-transition method and currently discloses the pro forma effect on net income and earnings per share of the fair value recognition provisions of SFAS No. 123(R) for periods prior to adoption. The Company’s adoption of SFAS No. 123(R) did not have a material impact on its financial position, results of operations or cash flows. See Note 3 for further information and the required disclosures under SFAS No. 123(R).
3. Long-Term Stock Incentive Plan
The Company’s 1996 Long-Term Stock Incentive Plan (the “1996 Plan”) authorizes the grant of stock options (incentive and nonqualified), stock appreciation rights and restricted stock. The Company has reserved an aggregate of 1,000,000 shares (subject to adjustment for stock splits and similar capital changes) of the Company’s Class A Common Stock for grants under the 1996 Plan.
Prior to December 1, 2005 the Company accounted for the 1996 Plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company recognized stock-based employee compensation cost on its restricted shares awarded over their vesting periods equal to the fair market value of these shares on the date of award. No stock-based employee compensation cost was reflected in the Statement of Operations relating to stock options for the three months ended February 28, 2005, as all options granted under the 1996 Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.
Effective December 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the three months ended February 28, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Compensation cost for share-based payments granted subsequent to December 1, 2005, is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense for the three months ended February 28, 2006, totaled approximately $620,000. Results for prior periods have not been restated.
As a result of adopting SFAS No. 123(R) on December 1, 2005, the Company’s income before income taxes and net income for the three months ended February 28, 2006, are approximately $103,000 and $63,000 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. The adoption of SFAS No. 123(R) had no impact on basic and diluted earnings per share for the three months ended February 28, 2006.
Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the vesting of restricted stock awards and exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for restricted stock awards and options (“Excess Tax Benefits”) to be classified as financing cash flows. The adoption of SFAS No. 123(R) had no effect on cash flows for the three months ended February 28, 2006.
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation after giving consideration to potential forfeitures for the three months ended February 28, 2005. For purposes of this pro forma disclosure, the fair value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods (in thousands, except per share amounts):

February 28,
2005
Net income, as reported	$41,065
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	273
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(315)

Pro forma net income	$41,023

Earnings per share:
Basic — as reported	$0.77

Basic — pro forma	$0.77

Diluted — as reported	$0.77

Diluted — pro forma	$0.77

Restricted Stock Awards
Restricted stock awarded under the 1996 Plan generally is subject to forfeiture in the event of termination of employment prior to vesting dates. Prior to vesting, the 1996 Plan participants own the shares and may vote and receive dividends, but are subject to certain restrictions. Restrictions include the prohibition of the sale or transfer of the shares during the period prior to vesting of the shares. The Company also has the right of first refusal to purchase any shares of stock issued under the 1996 Plan which are offered for sale subsequent to vesting.
Restricted stock of the Company’s Class A Common Stock awarded under the 1996 Plan generally vest at the rate of 50% of each award on the third anniversary of the award date and the remaining 50% on the fifth anniversary of the award date.
The fair value of nonvested restricted stock is determined based on the opening trading price of the Company’s Class A Common Stock on the grant date. There was no restricted stock granted during the three months ended February 28, 2005 and 2006.
A summary of the status of the Company’s restricted stock as of February 28, 2006, and changes during the three months ended February 28, 2006, is presented below:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Grant-Date	Remaining	Intrinsic
	Restricted	Fair Value	Contractual	Value
	Shares	(Per Share)	Term (Years)	(in thousands)

Outstanding at November 30, 2005	178,566	$45.21
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding at February 28, 2006	178,566	45.21	2.6	$8,460

As of February 28, 2006, there was approximately $3.7 million of total unrecognized compensation cost related to nonvested restricted stock awards granted under the 1996 Plan. This cost is expected to be recognized over a weighted-average period of 2.6 years.
The Company issued 60,637 shares of restricted stock awards of the Company’s Class A Common Stock in April 2006, to certain officers and managers under the 1996 Plan. The grant date fair value of these restricted stock awards was $50.90 per share.
Nonqualified and Incentive Stock Options
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
The fair value of each option granted is estimated on the grant date using the Black-Scholes-Merton option-pricing model that uses the weighted average assumptions noted in the following table. Expected volatilities are based on implied volatilities from historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is estimated based on historical exercise behavior and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

2005
Expected volatility	25.3%
Expected dividends	0.11%
Expected term (in years)	5
Risk-free rate	3.2%
A summary of option activity under the 1996 Plan as of February 28, 2006, and changes during the three months then ended is presented below:

			Weighted-
			Average
			Remaining	Aggregate
		Weighted -	Contractual	Intrinsic
		Average	Term	Value
Options	Shares	Exercise Price	(Years)	(in thousands)

Outstanding at November 30, 2005	126,622	$46.28
Granted	—	—
Exercised	(1,000)	43.19
Forfeited	(3,000)	40.84

Outstanding at February 28, 2006	122,622	46.44	7.3	$402

Exercisable at February 28, 2006	91,167	$44.25	6.7	$356

The total intrinsic value of options exercised during the three months ended February 28, 2006 was approximately $3,000.

A summary of the status of the Company’s nonvested stock options under the 1996 Plan as of February 28, 2006, and changes during the three months then ended is presented below:

		Weighted-Average
		Grant-Date
Options	Shares	Fair Value

Nonvested at November 30, 2005	31,789	$15.50
Granted	—	—
Vested	—	—
Forfeited	(334)	13.91

Nonvested at February 28, 2006	31,455	15.52

As of February 28, 2006, there was approximately $324,000 of total unrecognized compensation cost related to nonvested stock options granted under the 1996 Plan. That cost is expected to be recognized over a weighted-average period of one year.
4. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three-month periods ended February 28 (in thousands, except share amounts):

	Three Months Ended
	February 28,	February 28,
	2005	2006

Basic and diluted:
Income from continuing operations	$41,118	$44,131
Loss from discontinued operations	(53)	(78)

Net income	$41,065	$44,053

Basic earnings per share denominator:
Weighted average shares outstanding	53,101,260	53,144,014

Basic earnings per share:
Income from continuing operations	$0.77	$0.83
Loss from discontinued operations	—	—

Net income	$0.77	$0.83

Diluted earnings per share denominator:
Weighted average shares outstanding	53,101,260	53,144,014
Common stock options	20,760	13,776
Contingently issuable shares	101,221	91,845

Diluted weighted average shares outstanding	53,223,241	53,249,635

Diluted earnings per share:
Income from continuing operations	$0.77	$0.83
Loss from discontinued operations	—	—

Net income	$0.77	$0.83

Anti-dilutive shares excluded in the computation of diluted earnings per share	—	39,122

5. Equity Investments
Equity method investments consist of the Company’s interests in Motorsports Alliance, LLC (“Motorsports Alliance”) and SMISC, LLC (“SMISC”).
Motorsports Alliance (owned 50% by the Company and 50% by Indianapolis Motor Speedway, LLC), owns a 75% interest in Raceway Associates, LLC (“Raceway Associates”). Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway.
On August 30, 2005, the Company partnered with Speedway Motorsports Incorporated (“SMI”) in a 50/50 joint venture, SMISC, which, through a wholly-owned subsidiary Motorsports Authentics, LLC, conducts business under the name Motorsports Authentics. Motorsports Authentics operates as an independent company with the Company and SMI as equal owners. Also on August 30, 2005, the Company announced that SMISC had entered into a definitive agreement dated August 29, 2005, to purchase the stock of Action Performance Companies, Inc. (“Action”). On December 9, 2005, SMISC purchased the stock of Action, which was structured as a merger of a wholly-owned subsidiary of Motorsports Authentics, LLC into Action.
The acquisition of Action resulted in an investment of approximately $124.5 million and was combined with the net assets and merchandising operations of Team Caliber, which Motorsports Authentics acquired on September 8, 2005. As a result of these acquisitions, Motorsports Authentics is now a leader in design, promotion, marketing and distribution of motorsports licensed merchandise. Motorsports Authentics has licenses for exclusive and non-exclusive distribution with teams competing in the National Association for Stock Car Auto Racing, Inc. (“NASCAR”) and other major motorsports series. Its products include a broad range of motorsports-related die-cast replica collectibles, apparel, gifts and other memorabilia, which are marketed through a combination of mass retail, domestic wholesale, trackside, international and collector’s club distribution channels.
6. Discontinued Operations
In May 2004, the Company announced its intention to request realignment of the NASCAR Busch Series and IRL IndyCar Series events, then conducted at Nazareth Speedway (“Nazareth”), to other motorsports facilities within its portfolio and its intention to suspend indefinitely major motorsports event operations at the facility after completion of its fiscal 2004 events. In late fiscal 2004, the Company decided to pursue the sale of the Nazareth assets.
In January 2006, the Company entered into an agreement with NZSW, LLC for the sale of 158 acres, on which Nazareth Speedway is located, for approximately $18.8 million. The sale transaction is expected to close in fiscal 2006 and is contingent upon, among other items, the purchaser’s right to terminate the agreement during the due diligence period. Upon closing the transaction, the Company expects to record an after-tax gain from discontinued operations of approximately $6.0 to $7.0 million, or $0.11 to $0.13 per diluted share.
The operations of Nazareth were included in the Motorsports Event segment. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of Nazareth are presented as discontinued operations in all periods presented. During the three months ended February 28, 2005 and 2006, there were no revenues recognized by Nazareth and its pre-tax loss was approximately $117,000 and $161,000, respectively. Nazareth’s assets held for sale included in property and equipment, net of accumulated depreciation, totaled approximately $6.8 million at November 30, 2005 and February 28, 2006. Unless indicated otherwise, all disclosures in the notes to the consolidated financial statements relate to continuing operations.

7. Goodwill and Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of the major classes of intangible assets relating to the Motorsports Event segment are as follows (in thousands):

	November 30, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Customer database	$500	$100	$400
Food, beverage and merchandise contracts	276	142	134

Total amortized intangible assets	776	242	534
Non-amortized intangible assets:
Relationship with NASCAR — sanctioning agreements	148,000	—	148,000
Other	930	—	930

Total non-amortized intangible assets	148,930	—	148,930

Total intangible assets	$149,706	$242	$149,464

	February 28, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Customer database	$500	$125	$375
Food, beverage and merchandise contracts	276	152	124

Total amortized intangible assets	776	277	499
Non-amortized intangible assets:
Relationship with NASCAR — sanctioning agreements	148,000	—	148,000
Other	930	—	930

Total non-amortized intangible assets	148,930	—	148,930

Total intangible assets	$149,706	$277	$149,429

The following table presents current and expected amortization expense of the existing intangible assets as of February 28, 2006 for each of the following periods (in thousands):

Aggregate amortization expense for the three months ended February 28, 2006	$35
Estimated amortization expense for the year ending November 30:
2006	$143
2007	143
2008	143
2009	101
2010	1
There were no changes in the carrying value of goodwill during the three months ended February 28, 2006.

8. Long-Term Debt
Long-term debt consists of the following (in thousands):

	November 30,	February 28,
	2005	2006

4.20% Senior Notes due 2009	$151,297	$151,202
5.40% Senior Notes due 2014	149,905	149,908
Credit Facility	—	50,000
TIF bond debt service funding commitment	67,820	67,839

	369,022	418,949
Less: current portion	635	635

	$368,387	$418,314

On April 23, 2004, the Company completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, the Company completed an offer to exchange these unsecured senior notes for registered senior notes with substantially identical terms (“2004 Senior Notes”). At February 28, 2006, outstanding 2004 Senior Notes totaled approximately $301.1 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 4.2% and are due April 2009 (“4.2% Senior Notes”), and $150.0 million principal amount unsecured senior notes, which bear interest at 5.4% and are due April 2014. The 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at the option of the Company, at any time or from time to time at redemption prices as defined in the indenture. The Company’s subsidiaries are guarantors of the 2004 Senior Notes. The 2004 Senior Notes also contain various restrictive covenants. Total gross proceeds from the sale of the 2004 Senior Notes were $300.0 million, net of discounts of approximately $431,000 and approximately $2.6 million of deferred financing fees. The deferred financing fees are being treated as additional interest expense and amortized over the life of the 2004 Senior Notes on a straight-line method, which approximates the effective yield method. In March 2004, the Company entered into interest rate swap agreements to effectively lock in the interest rate on approximately $150.0 million of the 4.2% Senior Notes. The Company terminated these interest rate swap agreements on April 23, 2004 and received approximately $2.2 million, which is being amortized over the life of the 4.2% Senior Notes.
In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”), issued approximately $71.3 million in taxable special obligation revenue (“TIF”) bonds in connection with the financing of construction of Kansas Speedway. At February 28, 2006, outstanding TIF bonds totaled approximately $67.8 million, net of the unamortized discount, which is comprised of a $19.3 million principal amount, 6.15% term bond due December 1, 2017 and $49.7 million principal amount, 6.75% term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly-owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation. The bond financing documents contain various restrictive covenants.
The Company has a $300.0 million revolving credit facility (“Credit Facility”), which is scheduled to mature in September 2008 and accrues interest at LIBOR plus 62.5 — 150 basis points, based on the Company’s highest debt rating as determined by specified rating agencies. At February 28, 2006, the Company had $50.0 million in borrowings outstanding under the Credit Facility. The Credit Facility contains various restrictive covenants. In March 2006, the Company repaid $40.0 million in borrowings under the Credit Facility.
Total interest expense from continuing operations incurred by the Company was approximately $3.1 million and $4.1 million for the three months ended February 28, 2005 and 2006, respectively. Total interest capitalized for the three months ended February 28, 2005 and 2006, was approximately $2.1 million and $1.9 million, respectively.
Financing costs of approximately $6.9 million and $6.7 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2005 and February 28, 2006, respectively. These costs are being amortized on a straight line method, which approximates the effective yield method, over the life of the related financing.

9. Related Party Disclosures and Transactions
All of the racing events that take place during the Company’s fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association, the American Motorcyclist Association, the Automobile Racing Club of America, the Clear Channel — Championship Cup Series, the Federation Internationale de l’Automobile, the Federation Internationale Motocycliste, the Grand American Road Racing Association, Historic Sportscar Racing, the International Race of Champions, the Indy Racing League, NASCAR, the National Hot Rod Association, the Porsche Club of America, the Sports Car Club of America, the Sportscar Vintage Racing Association, the United States Auto Club and the World Karting Association. NASCAR, which sanctions some of the Company’s principal racing events, is a member of the France Family Group which controls in excess of 60% of the combined voting power of the outstanding stock of the Company, and some members of which serve as directors and officers of the Company. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR from continuing operations for disbursement to competitors, which are exclusive of NASCAR sanction fees, totaled approximately $28.3 million and $31.2 million for the three months ended February 28, 2005 and 2006, respectively. There were no prize and point fund monies paid by the Company to NASCAR related to the discontinued operations for the three months ended February 28, 2005 and 2006, respectively.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire NASCAR NEXTEL Cup and Busch series schedules. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR NEXTEL Cup and Busch series event. Under the terms of this arrangement, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR NEXTEL Cup or Busch series event as a component of its sanction fees and remits the remaining 90% to the event promoter. The event promoter pays 25% of the gross broadcast rights fees allocated to the event as part of the previously discussed prize money paid to NASCAR for disbursement to competitors. The Company’s television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR NEXTEL Cup and Busch series events conducted at its wholly-owned facilities were $59.5 million and $70.4 million for the three months ended February 28, 2005 and 2006, respectively. There were no television broadcast and ancillary rights fees received from NASCAR related to the discontinued operations during the three months ended February 28, 2005 and 2006, respectively.

10. Commitments and Contingencies
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At February 28, 2006, the Unified Government had approximately $4.3 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
The Company is a member of Motorsports Alliance (owned 50% by the Company and 50% by Indianapolis Motor Speedway LLC), which owns 75% of Raceway Associates. Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway. Raceway Associates has a term loan arrangement, which requires quarterly principal and interest payments and matures November 15, 2012, and a $15 million secured revolving credit facility, which matures in September 2008. At February 28, 2006, Raceway Associates had approximately $32.0 million outstanding under its term loan and no borrowings outstanding under its then existing credit facility. Under a keepwell agreement, the members of Motorsports Alliance have agreed to provide financial assistance to Raceway Associates, if necessary, on a pro rata basis to support its performance under its term loan and credit facility.
The Company has guaranteed minimum royalty payments under certain agreements through December 2015, with a remaining maximum exposure at February 28, 2006, of approximately $12.5 million.
In December 2004, the Company, through its majority-owned subsidiary, 380 Development, LLC (“380 Development”), purchased a total of 677 acres of land in the New York City borough of Staten Island that could potentially be utilized for the development of a major motorsports entertainment and retail development project. The minority member of 380 Development is a subsidiary of Related Retail Corporation (“Related”), a retail development specialist whose developments include the Time Warner Center in Manhattan and the Gateway Retail Center in Brooklyn. There are operating and development agreements between the Company and Related, which will govern the development and operation of the planned project and impose reciprocal obligations on the parties with respect to the project. Related issued a limited recourse promissory note (“Promissory Note”) payable to the Company for its approximately 12.4% membership interest of 380 Development and its proportionate share of the agreed project development expenses until such time as the status of the project approval is ultimately determined. The Promissory Note is secured by Related’s ownership in 380 Development.
In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling $2.6 million at February 28, 2006. The letters of credit expire on December 15, 2006 and are automatically renewed on an annual basis. At February 28, 2006, there were no amounts drawn on the standby letters of credit.
The Internal Revenue Service (the “Service”) is currently performing a periodic examination of the Company’s federal income tax returns for the years ended November 30, 1999 through 2004 and has challenged the tax depreciation treatment of a significant portion of its motorsports entertainment facility assets. In fiscal 2005, the Company received reports from the Service requesting downward adjustments to its tax depreciation expense for the fiscal years ended November 30, 1999 through 2002, which could potentially result in the reclassification of approximately $63.6 million of income taxes from deferred to current. Including related interest, the combined after-tax cash flow impact of these requested adjustments is approximately $79.4 million. In order to prevent incurring additional interest, the Company deposited approximately $79.4 million for the fiscal years ended November 30, 1999 through 2002, with the Service in June 2005. Additional adjustments to the Company’s tax depreciation expense are expected to be requested later by the Service for fiscal years ended November 30, 2003 and 2004. Accordingly, to further prevent incurring interest the Company deposited an additional approximately $17.5 million with the Service in June 2005 related to the anticipated federal tax adjustments for fiscal year 2003. Including related interest, the Company estimates the combined after-tax cash flow impact of these additional federal tax adjustments for fiscal 2004 and 2005, and related state tax revisions for all periods, to range between

$50.0 million and $60.0 million at February 28, 2006. The Company’s deposits are not a payment of tax, and it will receive accrued interest on any of these funds ultimately returned to it. At February 28, 2006, the approximately $96.9 million of deposits with the Service are classified as long-term assets in the Company’s consolidated financial statements. The Company believes that its application of the federal income tax regulations in question, which have been applied consistently since being adopted in 1986 and have been subjected to previous IRS audits, is appropriate, and it intends to vigorously defend the merits of its position. The administrative appeals process within the Service is currently expected to take nine to 18 months to complete. If the Company’s appeal is not resolved satisfactorily, it will evaluate all of its options, including litigation. In accordance with SFAS No. 109 “Accounting for Income Taxes,” the Company has accrued a deferred tax liability based on the differences between its financial reporting and tax bases of such assets in its consolidated balance sheet as of February 28, 2006. While an adverse resolution of these matters could result in a material negative impact on cash flow, including payment of taxes from amounts currently on deposit with the Service, the Company believes that it has provided adequate reserves related to these matters including interest charges through February 28, 2006 totaling approximately $11.4 million, and, as a result, does not expect that such an outcome would have a material adverse effect on results of operations.
The Company believes that its existing cash, cash equivalents and short-term investments, combined with the cash provided by current operations and available borrowings under its Credit Facility will be sufficient to fund its: (i) operations and approved capital projects at existing facilities for the foreseeable future; (ii) payments required in connection with the funding of the Unified Government’s debt service requirements related to the TIF bonds; (iii) payments related to its existing debt service commitments; (iv) any potential payments associated with its keepwell agreements; (v) any payment of tax and related interest that may ultimately occur as a result of the examination by the Service; and (vi) the fees and expenses incurred in connection with the current legal proceeding discussed in this Note.
Current Litigation
The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation will have a material adverse effect on the Company’s financial condition or results of operations.
In addition to such routine litigation incident to its business, the Company is a party to litigation described below.
On July 13, 2005, Kentucky Speedway, LLC filed a civil action in the Eastern District of Kentucky against NASCAR and the Company alleging that “NASCAR and ISC have acted, and continue to act, individually and in combination and collusion with each other and other companies that control tracks hosting NASCAR NEXTEL Cup Series, to illegally restrict the award of ... NASCAR NEXTEL Cup Series [races].” The complaint seeks damages and an injunction requiring NASCAR to establish a competitive bidding process for NEXTEL Cup events and prohibiting further violations of the antitrust laws. Other than some vaguely conclusory allegations, the complaint fails to specify any conduct by International Speedway Corporation (“ISC”) other than conducting and growing its motorsports entertainment business for the benefit of its shareholders. The Company believes the allegations to be without merit and intends to defend itself vigorously. The Company has retained counsel and is pursuing defenses to the suit while maintaining potential counterclaim remedies available to it to recover the damages caused by the filing of the suit. On September 12, 2005 counsel for the Company filed a motion to dismiss the complaint for improper jurisdiction and venue as well as the lack of any antitrust injury allegations. On January 27, 2006, the court denied the Company’s motion to dismiss the complaint and established a February 1, 2007 deadline for the completion of pre-trial discovery. Based upon the current timeline a trial on the merits of the case is scheduled for no earlier than August 2007. While it is premature to quantify either the likelihood or the potential magnitude of an adverse decision, the fees and expenses associated with the defense of this suit are not covered by insurance and could adversely impact the Company’s financial condition or results of operations and cash flows, even if the Company ultimately prevails. Further, the time devoted to this matter by management and the possible impact of litigation on business negotiations occurring prior to resolution of this matter could also adversely impact our financial condition or results of operations and cash flows. Finally, even if the direct effect of the resolution of this case does not result in a material adverse impact on us, it is possible that the resolution of this case could result in industry-wide changes in the way race schedules are determined by sanctioning bodies, which could indirectly have a material adverse impact on the Company.

11. Segment Reporting
The following tables provide segment reporting of the Company for the three-month periods ended February 28, 2005 and 2006 (in thousands):

	Three Months Ended February 28, 2005
	Motorsports	All
	Event	Other	Total

Revenues	$171,396	$10,347	$181,743
Depreciation and amortization	10,292	1,571	11,863
Operating income	69,582	2,265	71,847
Capital expenditures	124,331	5,880	130,211
Total assets	1,548,551	170,631	1,719,182
Equity investments	34,471	—	34,471

	Three Months Ended February 28, 2006
	Motorsports	All
	Event	Other	Total

Revenues	$185,309	$11,461	$196,770
Depreciation and amortization	11,676	1,787	13,463
Operating income	75,569	2,894	78,463
Capital expenditures	18,616	4,195	22,811
Total assets	1,722,551	254,384	1,976,935
Equity investments	173,139	—	173,139
Intersegment revenues were approximately $2.3 million and $2.8 million for the three months ended February 28, 2005 and 2006, respectively.
12. Condensed Consolidating Financial Statements
In connection with the 2004 Senior Notes, the Company is required to provide condensed consolidating financial information for its subsidiary guarantors. All of the Company’s subsidiaries have, jointly and severally, fully and unconditionally guaranteed, to each holder of 2004 Senior Notes and the trustee under the Indenture for the 2004 Senior Notes, the full and prompt performance of the Company’s obligations under the indenture and the 2004 Senior Notes, including the payment of principal (or premium, if any) and interest on the 2004 Senior Notes, on an equal and ratable basis.
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
In the absence of both default and notice, there are no restrictions imposed by the Company’s Credit Facility, 2004 Senior Notes, or guarantees on the Company’s ability to obtain funds from its subsidiaries by dividend or loan. The Company has not presented separate financial statements for each of the guarantors, because it has deemed that such financial statements would not provide the investors with any material additional information.
Included in the tables below, are condensed consolidating balance sheets as of November 30, 2005 and February 28, 2006, and condensed consolidating statements of operations and cash flows for the three-month periods ended February 28, 2005 and 2006, of: (a) the Parent; (b) the guarantor subsidiaries; (c)

elimination entries necessary to consolidate Parent with guarantor subsidiaries; and (d) the Company on a consolidated basis (in thousands).

	Condensed Consolidating Balance Sheet At November 30, 2005
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Current assets	$21,883	$194,183	$(18,688)	$197,378
Property and equipment, net	181,234	997,448	—	1,178,682
Advances to and investments in subsidiaries	1,706,785	748,555	(2,455,340)	—
Other assets	113,618	307,391	—	421,009

Total Assets	$2,023,520	$2,247,577	$(2,474,028)	$1,797,069

Current liabilities	$36,034	$141,600	$4,857	$182,491
Long-term debt	1,049,757	244,719	(926,089)	368,387
Deferred income taxes	53,123	141,702	—	194,825
Other liabilities	18	11,393	—	11,411
Total shareholders’ equity	884,588	1,708,163	(1,552,796)	1,039,955

Total Liabilities and Shareholders’ Equity	$2,023,520	$2,247,577	$(2,474,028)	$1,797,069

	Condensed Consolidating Balance Sheet At February 28, 2006
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Current assets	$37,607	$246,934	$(36,517)	$248,024
Property and equipment, net	183,148	1,003,515	—	1,186,663
Advances to and investments in subsidiaries	1,697,316	679,155	(2,376,471)	—
Other assets	112,905	429,343	—	542,248

Total Assets	$2,030,976	$2,358,947	$(2,412,988)	$1,976,935

Current liabilities	$73,930	$200,821	$(12,475)	$262,276
Long-term debt	1,030,265	235,269	(847,220)	418,314
Deferred income taxes	58,239	142,260	—	200,499
Other liabilities	15	11,159	—	11,174
Total shareholders’ equity	868,527	1,769,438	(1,553,293)	1,084,672

Total Liabilities and Shareholders’ Equity	$2,030,976	$2,358,947	$(2,412,988)	$1,976,935

	Condensed Consolidating Statement of Operations
	For The Three Months Ended February 28, 2005
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Total revenues	$568	$224,481	$(45,617)	$179,432
Total expenses	8,159	145,043	(45,617)	107,585
Operating (loss) income	(7,591)	79,438	—	71,847
Interest and other income (expense), net	6,670	834	(11,120)	(3,616)
(Loss) income from continuing operations	(17,818)	70,056	(11,120)	41,118
Net (loss) income	(17,818)	70,003	(11,120)	41,065

	Condensed Consolidating Statement of Operations
	For The Three Months Ended February 28, 2006
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Total revenues	$628	$250,044	$(56,738)	$193,934
Total expenses	8,051	164,158	(56,738)	115,471
Operating (loss) income	(7,423)	85,886	—	78,463
Interest and other income (expense), net	5,848	1,646	(13,125)	(5,631)
(Loss) income from continuing operations	(16,725)	73,981	(13,125)	44,131
Net (loss) income	(16,725)	73,903	(13,125)	44,053

	Condensed Consolidating Statement of Cash Flows
	For The Three Months Ended February 28, 2005
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(22,297)	$50,302	$24,056	$52,061
Net cash provided by (used in) investing activities	23,913	(99,974)	(24,056)	(100,117)
Net cash provided by (used in) financing activities	137	(7,000)	—	(6,863)

	Condensed Consolidating Statement of Cash Flows
	For The Three Months Ended February 28, 2006
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$7,089	$62,664	$(12,628)	$57,125
Net cash used in investing activities	(61,749)	(89,594)	12,628	(138,715)
Net cash provided by financing activities	50,043	—	—	50,043

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
“Admissions” revenue includes ticket sales for all of our racing events, activities at DAYTONA USA and other motorsports activities and amusements.
“Motorsports related revenue” primarily includes television, radio and ancillary rights fees, promotion and sponsorship fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating), advertising, track rentals and royalties from licenses of our trademarks.
“Food, beverage and merchandise revenue” includes revenues from concession stands, direct sales of souvenirs, hospitality catering, programs and other merchandise and fees paid by third party vendors for the right to occupy space to sell souvenirs and concessions at our facilities.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While our estimates and assumptions are based on conditions existing at and trends leading up to the time the estimates and assumptions are made, actual results could differ materially from those estimates and assumptions. We continually review our accounting policies, how they are applied and how they are reported and disclosed in the financial statements.
The following is a summary of our critical accounting policies and estimates and how they are applied in the preparation of the financial statements.
Basis of Presentation and Consolidation. We consolidate all entities we control by ownership of a majority voting interest. We do not currently have variable interest entities for which we are the primary beneficiary. If we have variable interest entities for which we are the primary beneficiary, we will consolidate those entities. Our judgment in determining if we are the primary beneficiary of a variable interest entity includes assessing our level of involvement in establishing the entity, determining whether we provide more than half of any management, operational or financial support to the entity, and determining if we absorb the majority of the entity’s expected losses or returns.

We apply the equity method of accounting for our investments in joint ventures and other investees whenever we can exert significant influence on the investee but do not have effective control over the investee. Our consolidated net income includes our share of the net earnings or losses from these investees. Our judgment regarding the level of influence over each equity method investee includes considering factors such as our ownership interest, board representation and policy-making decisions. We periodically evaluate these equity investments for potential impairment where a decline in value is determined to be other than temporary.
We use the cost method to account for investments in entities that we do not control and for which we do not have the ability to exercise significant influence over operating and financial policies.
We eliminate all significant intercompany transactions from financial results.
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
Our revenues from marketing partnerships are paid in accordance with negotiated contracts, with the identities of partners and the terms of sponsorship changing from time to time. Some of our marketing partnership agreements include multiple specified elements, such as tickets, hospitality chalets, suites, display space and signage. The allocation of such marketing partnership revenues between the multiple elements is based on relative fair value. The sponsorship revenue allocated to an event is recognized when the event is conducted.
Revenues and related costs from the sale of merchandise to retail customers, internet sales and direct sales to dealers are recognized at the time of sale.
Accounts Receivable. We regularly review the collectibility of our accounts receivable. An allowance for doubtful accounts is estimated based on historical experience of write-offs and future expectations of conditions that might impact the collectibility of accounts.
Business Combinations. All business combinations are accounted for under the purchase method. Whether net assets or common stock is acquired, fair values are determined and assigned to the purchased assets and assumed liabilities of the acquired entity. The excess of the cost of the acquisition over fair value of the net assets acquired (including recognized intangibles) is recorded as goodwill. Business combinations involving existing motorsports entertainment facilities commonly result in a significant portion of the purchase price being allocated to the fair value of the facility’s long-term relationship with sanctioning bodies, such as NASCAR, Grand American Road Racing Association (“Grand American”) and/or Indy Racing League (“IRL”), which enables the facility to host profitable motorsports events year after year. While individual sanction agreements may be of terms as short as one year, a significant portion of the purchase price in excess of the fair value of acquired tangible assets is commonly paid to acquire anticipated future cash flows from these relationships which are expected to continue for the foreseeable future. As such, these intangible assets are deemed to have an indefinite life.

Capitalization and Depreciation Policies. Property and equipment are stated at cost. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Depreciation and amortization for financial statement purposes are provided on a straight-line basis over the estimated useful lives of the assets. When we construct assets, we capitalize direct costs of the project, including, but not limited to, certain preacquisition costs, permitting costs, fees paid to architects and contractors, certain costs of our design and construction subsidiary and property taxes.
We must make estimates and assumptions when accounting for capital expenditures. Whether an expenditure is considered an operating expense or a capital asset is a matter of judgment. When constructing or purchasing assets, we must determine whether existing assets are being replaced or otherwise impaired, which also is a matter of judgment. Our depreciation expense for financial statement purposes is highly dependent on the assumptions we make about our assets’ estimated useful lives. We determine the estimated useful lives based upon our experience with similar assets, industry, legal and regulatory factors, and our expectations of the usage of the asset. Whenever events or circumstances occur which change the estimated useful life of an asset, we account for the change prospectively.
Interest costs associated with major development and construction projects are capitalized as part of the cost of the project. Interest is typically capitalized on amounts expended using the weighted-average cost of our outstanding borrowings, since we typically do not borrow funds directly related to a development or construction project. Whether we capitalize interest on a project depends on our management’s actions and begins when development or construction activities begin and ceases when such activities are substantially complete or are suspended for more than a brief period.
Impairment of Long-lived Assets, Goodwill and Other Intangible Assets. Our consolidated balance sheets include significant amounts of long-lived assets, goodwill and other intangible assets. Our intangible assets are comprised of assets having finite useful lives, which are amortized over that period, and goodwill and other non-amortizable intangible assets with indefinite useful lives. Current accounting standards require testing these assets for impairment, either upon the occurrence of an impairment indicator or annually, based on assumptions regarding our future business outlook. While we continue to review and analyze many factors that can impact our business prospects in the future, our analyses are subjective and are based on conditions existing at and trends leading up to the time the estimates and assumptions are made. Actual results could differ materially from these estimates and assumptions. Our judgments with regard to our future business prospects could impact whether or not an impairment is deemed to have occurred, as well as the timing of the recognition of such an impairment charge. Our equity method investees also perform such tests for impairment of long-lived assets, goodwill and other intangible assets.
Self-Insurance Reserves. We use a combination of insurance and self-insurance for a number of risks including general liability, workers’ compensation, vehicle liability and employee-related health care benefits. Liabilities associated with the risks that we retain are estimated by considering various historical trends and forward-looking assumptions related to costs, claim counts and payments. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.
Income Taxes. The tax law requires that certain items be included in our tax return at different times than when these items are reflected in our consolidated financial statements. Some of these differences are permanent, such as expenses not deductible on our tax return. However, some differences reverse over time, such as depreciation expense, and these temporary differences create deferred tax assets and liabilities. Our estimates of deferred income taxes and the significant items giving rise to deferred tax assets and liabilities reflect our assessment of actual future taxes to be paid on items reflected in our financial statements, giving consideration to both timing and probability of realization. Actual income taxes could vary significantly from these estimates due to future changes in income tax law or changes or adjustments resulting from final review of our tax returns by taxing authorities, which could also adversely impact our cash flow.
In the ordinary course of business, there are many transactions and calculations where the ultimate tax outcome is uncertain. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws. We recognize probable liabilities for anticipated tax audit issues based on an estimate of the ultimate resolution of whether, and the extent to which, additional taxes will be due. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals. Such differences could have an impact on the income tax provision and operating results in the period in which such determination is made.

Contingent Liabilities. Our determination of the treatment of contingent liabilities in the financial statements is based on our view of the expected outcome of the applicable contingency. In the ordinary course of business we consult with legal counsel on matters related to litigation and other experts both within and outside our company. We accrue a liability if the likelihood of an adverse outcome is probable and the amount of loss is reasonably estimable. We disclose the matter but do not accrue a liability if either the likelihood of an adverse outcome is only reasonably possible or an estimate of loss is not determinable. Legal and other costs incurred in conjunction with loss contingencies are expensed as incurred.
Discontinued Operations
In May 2004, we announced our intention to request realignment of the NASCAR Busch Series and IRL IndyCar Series events, then conducted at Nazareth Speedway (“Nazareth”), to other motorsports facilities within our portfolio and our intention to suspend indefinitely major motorsports event operations at the facility after completion of its fiscal 2004 events. In late fiscal 2004, we decided to pursue the sale of the Nazareth assets.
In January 2006, we entered into an agreement with NZSW, LLC for the sale of 158 acres, on which Nazareth Speedway is located, for approximately $18.8 million. The sale transaction is expected to close in fiscal 2006 and is contingent upon, among other items, the purchaser’s right to terminate the agreement during the due diligence period. Upon closing the transaction, we expect to record an after-tax gain from discontinued operations of approximately $6.0 to $7.0 million, or $0.11 to $0.13 per diluted share.
For all periods presented, the results of operations of Nazareth are presented as discontinued operations.
Equity Investments
On August 30, 2005, we partnered with Speedway Motorsports, Inc. (“SMI”) in a 50/50 joint venture, SMISC, LLC (“SMISC”), which, through a wholly-owned subsidiary Motorsports Authentics, LLC, conducts business under the name Motorsports Authentics. Motorsports Authentics operates as an independent company with us and SMI as equal owners. Also on August 30, 2005, we announced that SMISC had entered into a definitive agreement dated August 29, 2005, to purchase the stock of Action Performance Companies, Inc. (“Action”). The acquisition was structured as a merger of a wholly-owned subsidiary of Motorsports Authentics, LLC into Action.
The acquisition of Action was completed on December 9, 2005, which resulted in an investment of approximately $124.5 million and was combined with the net assets and merchandising operations of Team Caliber, which Motorsports Authentics acquired on September 8, 2005. As a result of these acquisitions, Motorsports Authentics is now a leader in design, promotion, marketing and distribution of motorsports licensed merchandise. Motorsports Authentics has licenses for exclusive and non-exclusive distribution with teams competing in NASCAR and other major motorsports series. Its products include a broad range of motorsports-related die-cast replica collectibles, apparel, gifts and other memorabilia, which are marketed through a combination of mass retail, domestic wholesale, trackside, international and collector’s club distribution channels.

Future Trends in Operating Results
Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction events at our facilities, particularly with NASCAR, whose sanctioned events at our wholly-owned facilities accounted for approximately 86.2% of our revenues in fiscal 2005. In January 2003, NASCAR announced it would entertain and discuss proposals from track operators regarding potential realignment of NASCAR NEXTEL Cup Series dates to more geographically diverse and potentially more desirable markets where there may be greater demand, resulting in an opportunity for increased revenues to the track operators. NASCAR approved realignments of certain events at our facilities for the 2004 and 2005 seasons. We believe that the realignments have provided, and will continue to provide, additional net positive revenue and earnings as well as further enhance the sport’s exposure in highly desirable markets, which we believe benefits the sport’s fans, teams, sponsors and television broadcast partners as well as promoters. NASCAR has indicated that it is open to discussion regarding additional date realignments. We believe we are well positioned to capitalize on these future opportunities.
Fiscal 2001 was our first year under NASCAR’s multi-year consolidated television broadcast rights agreements with NBC Sports, Turner Sports, FOX and FX. These agreements cover the domestic broadcast of NASCAR’s NEXTEL Cup and Busch series racing seasons from 2001 through 2006. Under these agreements, television rights fees are expected to increase approximately 15 percent for the industry in fiscal 2006. Television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR NEXTEL Cup and NASCAR Busch series events conducted at our wholly-owned facilities during the three months ended February 28, 2006 and 2005 were approximately $70.4 million and $59.5 million, respectively.
The 2005 NEXTEL Cup Series season was the most viewed ever for broadcasters FOX/FX and NBC/TNT. Over 400 million viewers tuned in to watch NASCAR’s three premier series last year as the NEXTEL Cup, Busch and Craftsman Truck series posted average annual household viewership increases of 4, 22 and 19 percent, respectively. We believe the increased television viewership is a result of the ongoing growth in fan and media awareness of NASCAR racing due to Nextel’s sponsorship of the Cup series, the benefits of realignment, the Chase for the Championship, and increased popularity of drivers in the Busch and Craftsman Truck series. In addition, strong promotional support and programming by the networks has helped the sport reach new fans nationwide.
NASCAR has entered into new combined eight-year agreements with FOX, ABC/ESPN and TNT beginning in 2007 for the domestic broadcast and related rights for its NEXTEL Cup, Busch and Craftsman Truck series. The agreements are expected to total approximately $4.5 billion, resulting in an approximate $560 million gross average annual rights fee for the industry, a more than 40 percent increase over the current contract average of $400 million annually. With an expected annual rights fees increase over the contract period of between three and five percent annually, we anticipate 2007 industry rights fees to range between approximately $470 million and $500 million. While the 2007 rights fees will be less than the 2006 rights fees of approximately $576 million, in our opinion it should not overshadow the strategic importance and expected long-term benefits of the new contracts. Over the past several years, there has been a shift of major sports programming from network to cable. The cable broadcasters can support a higher investment through subscriber fees not available to networks, which has resulted in increased rights fees for these sports properties. Cable, however, reaches far fewer households than network broadcasts. We view NASCAR’s decision to keep approximately two-thirds of its event schedule on network television as important to the sport’s future growth. The structure should continue to drive increased fan and media awareness for all three racing series, which will help fuel our long-term attendance and corporate-related revenues. We also welcome the chance to re-establish the sport’s broadcast relationship with ESPN, which we believe will result in further exposure for NASCAR racing. First, we believe the NASCAR Busch Series will significantly benefit from the improved continuity of its season-long presence on ESPN. In addition, we believe the sport as a whole will benefit from the increased ancillary programming and nightly and weekly NASCAR-branded programming and promotions, similar to what ESPN does with the other major sports. Of course the most significant benefit of the new contracts is the substantial increase in earnings and cash flow visibility for the entire industry over the contract period.

As media rights revenues fluctuate so do the variable costs tied to the percentage of broadcast rights fees required to be paid to competitors as part of NASCAR NEXTEL Cup, Busch and Craftsman Truck series sanction agreements. NASCAR prize and point fund monies, as well as sanction fees (“NASCAR direct expenses”), are outlined in the sanction agreement for each event and are negotiated in advance of an event. As previously discussed, included in these NASCAR direct expenses are 25% of the gross domestic television broadcast rights fees allocated to our NASCAR NEXTEL Cup, Busch and Craftsman Truck series events as part of prize and point fund money. These annually negotiated contractual amounts paid to NASCAR contribute to the support and growth of the sport of NASCAR stock car racing through payments to the teams and sanction fees paid to NASCAR. As such, we do not expect these costs to decrease in the future as a percentage of admissions and motorsports related income. We anticipate any operating margin improvement to come primarily from economies of scale and controlling costs in areas such as motorsports related and general and administrative expenses.
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
An important component of our operating strategy has been our long-standing practice of focusing closely on supply and demand regarding additional capacity at our facilities. We continually evaluate the demand for our most popular racing events in order to add capacity that we believe will provide an acceptable rate of return on invested capital. Through prudent expansion, we attempt to keep demand at a higher level than supply, which stimulates ticket renewals and advance sales. Advance ticket sales result in earlier cash flow and reduce the potential negative impact of actual and forecasted inclement weather on ticket sales. While we will join with sponsors to offer promotions to generate additional ticket sales, we avoid rewarding last-minute ticket buyers by discounting tickets. We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth than to capture short-term incremental revenue. We recognize that a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment and other lifestyle and business conditions, can negatively impact attendance at our events. Accordingly, we have instituted only modest increases in our weighted average ticket prices for fiscal 2006. In addition, we are limiting the expansion of our facilities in fiscal 2006 to projects at Phoenix International Raceway (“Phoenix”) and Darlington Raceway (“Darlington”). At Phoenix we are replacing 14,000 grandstand seats behind Turns 3 and 4 with upgraded grandstands behind Turn 1, providing improved sightlines and a more premium seat for our fans. In addition, we are replacing an aging suite building with modern luxury suites along the top of the grandstands behind Turn 1. We are also adding a 100-person premier club called Octane atop the Turn 1 grandstands, which will provide guests with an elite setting to experience racing in style. Also, at Darlington we will be removing 3,500 grandstand seats behind Turn 2 and replacing them with a new 6,500-seat grandstand structure behind Turn 1, a net capacity increase of approximately 3,000 seats. We will continue to evaluate expansion opportunities, as well as the pricing and packaging of our tickets and other products, on an ongoing basis. Over the long term, we plan to continue to expand capacity at our speedways.
Since we compete with newer entertainment venues for patrons and sponsors, we will continue to evaluate opportunities to enhance our facilities, thereby producing additional revenue generating opportunities for us and improving the experience for our guests. One major example of these efforts is the infield renovation at Daytona International Speedway (“Daytona”) that was completed for the start of the 2005 racing season. The new infield features numerous fan amenities and unique revenue generating opportunities, including garage walk-through areas, additional merchandise and concessions vending areas, waterfront luxury recreational vehicle parking areas, a large tunnel to accommodate team haulers and guest recreational vehicles in and out of the infield and other special amenities such as the infield’s signature structure, the Daytona 500 Club. The fan and guest response to our renovation efforts at Daytona has been overwhelmingly positive and has resulted in incremental direct and, we believe, indirect revenue generation. Another example of our efforts to enhance the fan experience includes the fiscal 2005 renovation of Michigan International Speedway’s (“Michigan”) front stretch, including new ticket gates, new vendor and display areas, and several new concession stands, as well as the addition of club seats and luxury suites. For fiscal 2006, we have additional renovation projects scheduled to occur at California

Speedway (“California”) and Talladega Superspeedway (“Talladega”). At California, we have announced plans to renovate and expand the facility’s front midway area. The new plaza will feature a full-service outdoor café with cuisine by celebrity chef Wolfgang Puck, in addition to a town center, retail store and concert stage. Other highlights include shade features, modified entry gates, expanded hospitality areas, radio broadcast locations, giant video walls, leisure areas and grass and water accents. This project is a direct result of fan feedback, and further demonstrates our commitment to providing a premium entertainment environment for our guests. We have also announced plans to repave Talladega’s 2.6 mile oval in time for that facility’s fall NASCAR NEXTEL Cup weekend. Talladega’s racing surface has not been repaved since 1979, and we believe the newly paved racing surface will enhance the thrilling on-track competition.
Daytona International Speedway Lease Extension
On March 29, 2006, we announced that Daytona has amended its lease agreement with the Daytona Beach Racing and Recreational Facilities District (the “District”). The amended lease extends the relationship between Daytona and the District through November 7, 2054.
The new lease requires an initial annual payment, excluding applicable sales taxes, of $500,000 and includes scheduled rent increases every five years. Accounting principles generally accepted in the United States require the total lease cost over the revised lease term to be recognized on a straight-line basis. As a result, we expect to record approximately $500,000 in lease expense for fiscal 2006, including sales taxes. For fiscal years 2007 through 2054, we anticipate this lease expense, including sales taxes, to approximate $800,000 per year.
Current Litigation
From time to time, we are a party to routine litigation incidental to our business. We do not believe that the resolution of any or all of such litigation will have a material adverse effect on our financial condition or results of operations.
In addition to such routine litigation incident to its business, we are a party to litigation described below.
On July 13, 2005, Kentucky Speedway, LLC filed a civil action in the Eastern District of Kentucky against NASCAR and us alleging that “NASCAR and ISC have acted, and continue to act, individually and in combination and collusion with each other and other companies that control tracks hosting NASCAR NEXTEL Cup Series, to illegally restrict the award of ... NASCAR NEXTEL Cup Series [races].” The complaint seeks damages and an injunction requiring NASCAR to establish a competitive bidding process for NEXTEL Cup events and prohibiting further violations of the antitrust laws. Other than some vaguely conclusory allegations, the complaint fails to specify any conduct by International Speedway Corporation (“ISC”) other than conducting and growing its motorsports entertainment business for the benefit of its shareholders. We believe the allegations to be without merit and intend to defend ourself vigorously. We have retained counsel and are pursuing defenses to the suit while maintaining potential counterclaim remedies available to us to recover the damages caused by the filing of the suit. On September 12, 2005 our counsel filed a motion to dismiss the complaint for improper jurisdiction and venue as well as the lack of any antitrust injury allegations. On January 27, 2006, the court denied our motion to dismiss the complaint and established a February 1, 2007 deadline for the completion of pre-trial discovery. Based upon the current timeline a trial on the merits of the case is scheduled for no earlier than August 2007. While it is premature to quantify either the likelihood or the potential magnitude of an adverse decision, the fees and expenses associated with the defense of this suit are not covered by insurance and could adversely impact our financial condition or results of operations and cash flows, even if we ultimately prevail. Further, the time devoted to this matter by management and the possible impact of litigation on business negotiations occurring prior to resolution of this matter could also adversely impact our financial condition or results of operations and cash flows. Finally, even if the direct effect of the resolution of this case does not result in a material adverse impact on us, it is possible that the resolution of this case could result in industry-wide changes in the way race schedules are determined by sanctioning bodies, which could indirectly have a material adverse impact on us.

Postponement and/or Cancellation of Major Motorsports Events
The postponement or cancellation of one or more major motorsports events could adversely impact our future operating results. A postponement or cancellation could be caused by a number of factors, including, but not limited to, inclement weather, a widespread outbreak of a severe epidemiological crisis, a general postponement or cancellation of all major sporting events in this country (as occurred following the September 11, 2001 terrorist attacks), a terrorist attack at any mass gathering or fear of such an attack, conditions resulting from the war in Iraq or other acts or prospects of war.
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
Because of the seasonal concentration of racing events, the results of operations for the three-month periods ended February 28, 2005 and 2006 are not indicative of the results to be expected for the year.

Comparison of the Results for the Three Months Ended February 28, 2006 to the Results for the Three Months Ended February 28, 2005.
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended
	February 28,	February 28,
	2005	2006
	(Unaudited)
Revenues:
Admissions, net	31.1%	28.6%
Motorsports related	55.9	59.0
Food, beverage and merchandise	11.7	11.3
Other	1.3	1.1

Total revenues	100.0	100.0
Expenses:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	17.6	17.8
Motorsports related	15.9	15.9
Food, beverage and merchandise	7.0	6.8
General and administrative	12.9	12.1
Depreciation and amortization	6.6	6.9

Total expenses	60.0	59.5

Operating income	40.0	40.5
Interest income	0.5	0.5
Interest expense	(1.7)	(2.1)
Equity in net loss from equity investments	(0.8)	(1.3)

Income from continuing operations before income taxes	38.0	37.6
Income taxes	15.1	14.8

Income from continuing operations	22.9	22.8
Loss from discontinued operations	—	(0.1)

Net income	22.9%	22.7%

Admissions revenue decreased slightly, less than 0.5%, during the three months ended February 28, 2006, as compared to the same period of the prior year.This decrease, primarily related to the events at California, is largely offset by increased attendance and weighted average ticket price for certain NASCAR events conducted during Speedweeks at Daytona supporting our sold out Daytona 500.
Motorsports related revenue increased approximately $14.1 million, or 14.0%, during the three months ended February 28, 2006, as compared to the same period of the prior year. Over two-thirds of the increase is attributable to television broadcast rights fees for our NASCAR NEXTEL Cup and Busch series events during the period. The final settlement of 2005 NASCAR ancillary rights fees due and sponsorship, advertising, hospitality, NEXTEL FANZONE passes, parking and other service revenues for Speedweeks at Daytona also contributed to the increase.
Food, beverage and merchandise revenue increased approximately $914,000, or 4.4%, during the three months ended February 28, 2006, as compared to the same period of the prior year. The increase is primarily related to increased attendance and catering sales during Speedweeks at Daytona, partially offset by gift shop sales and California events during the period.
Prize and point fund monies and NASCAR sanction fees increased approximately $3.1 million, or 9.7%, during the three months ended February 28, 2006, as compared to the same period of the prior year. Over three-quarters of the increase is attributable to the increased television broadcast rights fees for the

NASCAR NEXTEL Cup and Busch series events during the period as standard NASCAR sanctioning agreements require that a specified percentage of television broadcast rights fees be paid to competitors.
Motorsports related expenses increased approximately $2.4 million, or 8.4%, during the three months ended February 28, 2006, as compared to the same period of the prior year. Over one-half of the increase is attributable to event related expenses for Speedweeks at Daytona and, to a lesser extent, events at California. Certain consumer marketing sales initiatives and a net increase in a variety of other costs also contributed to the increase. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue decreased slightly for the first fiscal quarter of 2006 compared to the first fiscal quarter of 2005, with the increase in television broadcast rights fees largely offset by the previously noted expense increases.
Food, beverage and merchandise expense increased approximately $533,000, or 4.2%, during the three months ended February 28, 2006 as compared to the same period of the prior year. The increase was primarily attributable to the increased sales during the Speedweeks events at Daytona. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue was consistent with the same period of the prior year.
General and administrative expenses increased approximately $322,000, or 1.4%, during the three months ended February 28, 2006 as compared to the same period of the prior year. The increase is primarily related to a net increase in certain costs related to the growth of our core business, partially offset by certain state taxes and hurricane repair costs in the prior year. General and administrative expenses as a percentage of total revenues decreased from approximately 12.9% in the first fiscal quarter of 2005 to approximately 12.1% in the first fiscal quarter of 2006. The decrease is primarily due to increases in television broadcast rights fees and other Speedweeks revenues, partially offset by the previously noted net increases in other general and administrative expenses.
Depreciation and amortization expense increased approximately $1.6 million, or 13.5%, during the three months ended February 28, 2006, as compared to the same period of the prior year. The increase was primarily attributable to major projects placed in service midway through fiscal 2005, including the Daytona infield renovation, the Michigan front stretch reconfiguration, suite and seat additions at Homestead-Miami Speedway, retail technology and other ongoing capital improvements.
Interest income decreased by approximately $36,000, or 3.7%, during the three months ended February 28, 2006, as compared to the same period of the prior year. This decrease was primarily due to lower average cash balances partially offset by higher yields on deposits and short-term investments in the current period.
Interest expense increased approximately $1.0 million, or 33.2%, during the three months ended February 28, 2006, as compared to the same period of the prior year. The increase in interest expense is primarily due to borrowing outstanding on our Credit Facility and a decrease in capitalized interest during the current period due to major projects placed in service midway through fiscal 2005.
Equity in net loss from equity investments represents our pro rata share of the current loss from our 37.5% equity investment in Raceway Associates, LLC (“Raceway Associates”) and our 50.0% equity investment in SMISC. Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway. Because of the seasonal concentration of racing events, the results of operations for the three-month periods ended February 28, 2006 and February 28, 2005 are not indicative of the results to be expected for the year.
Our effective income tax rate decreased slightly during the three months ended February 28, 2006 as compared to the same period of the prior year. This decrease is primarily a result of deposits made during the third quarter of fiscal 2005 with the Internal Revenue Service to stop the accrual of interest on contested items in our ongoing federal tax examination.
As a result of the foregoing, our income from continuing operations increased from approximately $41.1 million to approximately $44.1 million, or 7.3%, during the three months ended February 28, 2006, as compared to the same period of the prior year.
The operations of Nazareth Speedway are presented as discontinued operations, net of tax, for all periods presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144.
As a result of the foregoing, our net income increased from approximately $41.1 million to approximately $44.1 million, or 7.3%, during the three months ended February 28, 2006 as compared to the same period of the prior year.
Liquidity and Capital Resources
General
We have historically generated sufficient cash flow from operations to fund our working capital needs and capital expenditures at existing facilities, as well as to pay an annual cash dividend. In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance of long-term debt, borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects. At February 28, 2006, we had cash, cash equivalents and short-term investments totaling approximately $99.4 million, $300.0 million principal amount of senior notes outstanding, $50.0 million outstanding on our revolving credit facility (“Credit Facility”) and a debt service funding commitment of approximately $69.0 million principal amount related to the taxable special obligation revenue (“TIF”) bonds issued by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”). We had a working capital deficit of approximately $14.3 million at February 28, 2006, compared to working capital of $14.9 million at November 30, 2005. The reduction in our working capital during the three months ended February 28, 2006, is primarily attributable to our additional investment in SMISC for its purchase of Action and capital expenditures during this period and related borrowings on our Credit Facility.
Our current liquidity is primarily generated from our ongoing motorsports operations, and we expect our strong operating cash flow to continue in the future. In addition, as of March 31, 2006, we have approximately $290.0 million available to draw upon under our Credit Facility, if needed. See “Future Liquidity” for additional disclosures relating to our Credit Facility and certain risks that may affect our near term operating results and liquidity.
          Cash Flows
Net cash provided by operating activities was approximately $57.1 million for the three months ended February 28, 2006, compared to approximately $52.1 million for the three months ended February 28, 2005. The difference between our net income of approximately $44.1 million and the approximately $57.1 million of operating cash flow was primarily attributable to:
•	an increase in deferred income of approximately $54.3 million;

•	an increase in income taxes payable of approximately $14.5 million;

•	depreciation and amortization expense of approximately $13.5 million;

•	an increase in accounts payable and other liabilities of approximately $12.2 million;

•	deferred income taxes of approximately $5.7 million; and

•	undistributed losses from equity investments of approximately $2.5 million.
These differences were partially offset by an increase in accounts receivables of approximately $82.7 million and an increase in inventories, prepaid expenses and other assets of approximately $7.5 million.
Net cash used in investing activities was approximately $138.7 million for the three months ended February 28, 2006, compared to approximately $100.1 million for the three months ended February 28, 2005. Our use of cash for investing activities reflects approximately $124.5 million for our equity investment in SMISC in connection with its acquisition of Action, approximately $22.8 million in capital expenditures and purchases of short-term investments of approximately $20.0 million. This use of cash is partially offset by approximately $28.0 million in proceeds from the sale of short-term investments.
Net cash provided by financing activities was approximately $50.0 million for the three months ended February 28, 2006, compared to approximately $6.9 million used in financing activities for the three months ended February 28, 2005. Cash provided by financing activities reflects approximately $80.0 million in proceeds under our Credit Facility and is partially offset by payments under our Credit Facility of approximately $30.0 million.
          Capital Expenditures
Capital expenditures totaled approximately $22.8 million for the three months ended February 28, 2006, compared to approximately $130.2 million for the three months ended February 28, 2005. The capital expenditures during the three months ended February 28, 2006, consisted primarily of seat, suite and club additions at Phoenix, seat additions at Darlington and capital expenditures related to the potential major speedway development New York City Borough of Staten Island (see “Future Liquidity”). The remaining capital expenditures were related to a variety of other improvements and renovations to our facilities.
At February 28, 2006, we have approximately $110.9 million in capital projects currently approved for our existing facilities. These projects include the acquisition of land and land improvements at various facilities for expansion of parking, camping capacity and other uses, the repaving of Talladega’s racing surface, seat, suite and club additions at Phoenix, the renovation and expansion of California’s front midway area, seat additions at Darlington and a variety of other improvements and renovations to our facilities that enable us to effectively compete with other sports venues for consumer and corporate spending.
As a result of these currently approved projects and estimated additional approvals in fiscal 2006, we expect our total fiscal 2006 capital expenditures at our existing facilities will be approximately $80.0 million to $90.0 million, depending on the timing of certain projects.
We review the capital expenditure program periodically and modify it as required to meet current business needs.
Future Liquidity
On April 23, 2004, we completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, we completed an offer to exchange the 2004 Senior Notes for registered senior notes with substantially identical terms. At February 28, 2006, outstanding 2004 Senior Notes totaled approximately $301.1 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 4.2% and are due April 2009, and $150.0 million principal amount unsecured senior notes, which bear interest at 5.4% and are due April 2014. The 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Our subsidiaries are guarantors of the 2004 Senior Notes.
In January 1999, the Unified Government issued approximately $71.3 million in TIF bonds in connection with the financing of construction of Kansas Speedway. At February 28, 2006, outstanding TIF bonds totaled approximately $67.8 million, net of the unamortized discount, which is comprised of a $19.3 million principal amount, 6.15% term bond due December 1, 2017 and a $49.7 million principal amount, 6.75% term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by our wholly-owned subsidiary, Kansas Speedway Corporation. Principal (mandatory redemption) payments per the Funding Commitment are payable by Kansas Speedway Corporation on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. Kansas Speedway Corporation granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction.

The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway’s boundaries and are not our obligation. Kansas Speedway Corporation has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At February 28, 2006, the Unified Government had approximately $4.3 million in 2002 STAR Bonds outstanding. Under a keepwell agreement, we have agreed to provide financial assistance to Kansas Speedway Corporation, if necessary, to support its guarantee of the 2002 STAR Bonds.
Our $300.0 million Credit Facility is scheduled to mature in September 2008, and accrues interest at LIBOR plus 62.5 — 150 basis points, based on our highest debt rating as determined by specified rating agencies. At February 28, 2006, we had approximately $50.0 million in borrowings outstanding under the Credit Facility. In March 2006, we repaid approximately $40.0 million of these Credit Facility borrowings and currently have approximately $10.0 million outstanding on our Credit Facility.
We are a member of Motorsports Alliance, LLC (“Motorsports Alliance”) (owned 50% by us and 50% by Indianapolis Motor Speedway LLC), which owns 75% of Raceway Associates. Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway. Raceway Associates has a term loan arrangement, which requires quarterly principal and interest payments and matures November 15, 2012, and a $15 million secured revolving credit facility, which matures in September 2008. At February 28, 2006, Raceway Associates had approximately $32.0 million outstanding under its term loan and no borrowings outstanding under its existing credit facility. Under a keepwell agreement, the members of Motorsports Alliance have agreed to provide financial assistance to Raceway Associates, if necessary, on a pro rata basis to support performance under its term loan and credit facility.
We have guaranteed minimum royalty payments under certain agreements through December 2015, with a remaining maximum exposure at February 28, 2006, of approximately $12.5 million.
During fiscal 1999, we announced our intention to search for a site for a major motorsports entertainment facility in the New York metropolitan area. Our efforts included the evaluation of many different locations. Ultimately we identified a combination of land parcels in the New York City borough of Staten Island aggregating approximately 677 acres that could potentially be utilized for the development of a major motorsports entertainment and retail development project. In the aggregate these parcels represent the largest block of undeveloped land in the five boroughs of New York City. Our majority-owned subsidiary, 380 Development, LLC (“380 Development”), purchased the total 677 acres for approximately $110.4 million. The minority member of 380 Development is a subsidiary of Related Retail Corporation (“Related”), a retail development specialist whose developments include the Time Warner Center in Manhattan and the Gateway Retail Center in Brooklyn. There are operating and development agreements between us and Related which will govern the development and operation of the planned project and impose mutual and reciprocal obligations on the parties with respect to the project. In addition, Related’s approximately 12.4% membership interest in 380 Development is pledged to secure a note to us for Related’s proportionate share of the agreed project development expenses until such time as the status of project approval is ultimately determined. The proposed project is expected to consist of a three-quarter-mile, high-banked motorsports facility with approximately 80,000 grandstand seats and 64 luxury suites, complemented by a 50-acre retail center featuring nationally known stores offering year-round shopping opportunities. Upon successful completion of the development, the site will be divided with ISC retaining 100% ownership of the motorsports entertainment facility and Related retaining 100% ownership of the retail center. We currently expect the speedway portion of the development will cost between $550 and $600 million, including the aforementioned land purchases, and could open in 2010. While we believe a facility in New York provides significant long-term strategic value for us, these property acquisitions were only small steps in a long and complex process. In addition to building grassroots support for the project and working closely with the appropriate governmental agencies responsible for approval and permitting, we continue to conduct a detailed feasibility study to further analyze construction costs, determine the level of available public incentives, and review environmental impacts including traffic, noise, air quality and remediation required, if any. Whether we ultimately construct a speedway or pursue alternative options for the development of this prime New York real estate will largely depend on the results of this study.
In light of NASCAR’s publicly announced position regarding additional potential realignment of the NASCAR NEXTEL Cup Series schedule, we also believe there are potential development opportunities in other new, underserved markets across the country. As such, we have been and are exploring opportunities for public/private partnerships targeted to develop one or more motorsports facilities in new markets, including the Northwest US. In June 2005, we announced we had identified a preferred site for the development of a motorsports facility in Kitsap County, Washington, approximately 20 miles outside of Seattle, Washington, the country’s twelfth largest media market. We have secured an option to purchase approximately 950 acres for the potential future home of an 81,500-seat, state-of-the-art racing venue, which could open in 2011. We are conducting ongoing project due diligence to review environmental impacts including traffic, noise, air quality, and others, if any. In November 2005, we announced a public-private partnership financing proposal for a $345 million motorsports facility where ISC, through its subsidiary Great Western Sports Inc., would pay approximately $166 million, or nearly half of the project cost. Kitsap, Pierce and Mason Counties would form a tri-county Public Speedway Authority (“PSA”) to issue bonds that would help finance construction of the speedway. These bonds would be repaid through a sales tax credit issued by the state to the PSA, and from a local tax on the facility. State legislation is required to create the PSA and authorize the issuance of general obligation bonds to help finance the project. We are currently evaluating all options available to us, including introducing the legislation in the full 2007 session of the Washington Legislature, and will decide on the best course of action for the project later this year. While we remain optimistic about our ability to construct a motorsports facility in this region of the country, it is too early to tell if the necessary public participation will materialize or if it will be sufficient to allow for the development of such a facility.
The Internal Revenue Service (the “Service”) is currently performing a periodic examination of our federal income tax returns for the years ended November 30, 1999 through 2004 and has challenged the tax depreciation treatment of a significant portion of our motorsports entertainment facility assets. In fiscal 2005, we received reports from the Service requesting downward adjustments to our tax depreciation expense for the fiscal years ended November 30, 1999 through 2002, which could potentially result in the reclassification of approximately $63.6 million of income taxes from deferred to current. Including related interest, the combined after-tax cash flow impact of these requested adjustments is approximately $79.4 million. In order to prevent incurring additional interest, we deposited approximately $79.4 million for the fiscal years ended November 30, 1999 through 2002, with the Service in June 2005. Additional adjustments to our tax depreciation expense are expected to be requested later by the Service for fiscal years ended November 30, 2003 and 2004. Accordingly, to further prevent incurring interest we deposited an additional approximately $17.5 million with the Service in late June 2005 related to the anticipated federal tax adjustments for fiscal year 2003. Including related interest, we estimate the combined after-tax cash flow impact of these additional federal tax adjustments for fiscal 2004 and 2005, and related state tax revisions for all periods, to range between $50.0 million and $60.0 million at February 28, 2006. Our deposits are not a payment of tax, and we will receive accrued interest on any of these funds ultimately returned to us. At February 28, 2006, the approximately $96.9 million of previously discussed deposits with the Service are classified as long-term assets in our consolidated financial statements. We believe that our application of the federal income tax regulations in question, which have been applied consistently since being adopted in 1986 and have been subjected to previous IRS audits, is appropriate, and we intend to vigorously defend the merits of our position. The administrative appeals process within the Service is currently expected to take nine to 18 months to complete. If our appeal is not resolved satisfactorily, we will evaluate all of our options, including litigation. It is important to note the Federal American Jobs Creation Act of 2004 legislation, which was effective on October 23, 2004, provides owners of motorsports entertainment facility assets a seven-year recovery period for tax depreciation purposes. The motorsports provision applies prospectively from the date of enactment through January 1, 2008. We and others in the industry are pursuing a permanent seven-year prospective tax depreciation provision. In accordance with SFAS No. 109 “Accounting for Income Taxes,” we have accrued a deferred tax liability based on the differences between our financial reporting and tax bases of such assets in our consolidated balance sheet as of February 28, 2006. While an adverse resolution of these matters could result in a material negative impact on cash flow, including payment of taxes from amounts currently on deposit with the Service, we believe that we have provided adequate reserves related to these matters including interest charges through February 28, 2006 totaling approximately $11.4 million, and, as a result, do not expect that such an outcome would have a material adverse effect on results of operations.
In May 2005, we announced we entered into an agreement with Casto Lifestyle Properties, L.P. to pursue a joint venture for the development of a commercial mixed-use shopping center project on approximately 50 acres we currently own. Located directly across U.S. Highway 92 from our Daytona facility, the acreage currently includes several office buildings that house our corporate headquarters and certain related operations of ours and NASCAR, as well as a limited number of other tenants. The total project, which will be developed by us and the joint venture, is estimated to be constructed at a cost in excess of $75 million and would be comprised of retail, entertainment, office and residential components designed to complement surrounding commercial developments. Next steps for the project include a detailed feasibility study in which a number of key issues will be addressed. Provided the results of the feasibility study are favorable and appropriate leasing considerations are attained, we expect to move forward with the project within the next three to six months. If we proceed with the project it is expected that certain of our existing corporate headquarter offices and other buildings, which are not currently fully depreciated, will be razed during the next 12 to 24 months.
Our cash flow from operations consists primarily of ticket, hospitality, merchandise, catering and concession sales and contracted revenues arising from television broadcast rights and marketing partnerships. While we expect our strong operating cash flow to continue in the future, our financial results depend significantly on a number of factors relating to consumer and corporate spending, including economic conditions affecting marketing dollars available from the motorsports industry’s principal sponsors. Consumer and corporate spending could be adversely affected by economic, security and other lifestyle conditions resulting in lower than expected future operating cash flows. General economic conditions were significantly and negatively impacted by the September 11, 2001 terrorist attacks and the war in Iraq and could be similarly affected by any future attacks or fear of such attacks, or by conditions resulting from other acts or prospects of war. Any future attacks or wars or related threats could also increase our expenses related to insurance, security or other related matters. Also, our financial results could be adversely impacted by a widespread outbreak of a severe epidemiological crisis. While the items discussed above could adversely affect our financial success and future cash flow, we believe that cash flows from operations, along with existing cash, cash equivalents, short-term investments and available borrowings under our Credit Facility, will be sufficient to fund:
•	operations and approved capital projects at existing facilities for the foreseeable future;

•	payments required in connection with the funding of the Unified Government’s debt service requirements related to the TIF bonds;

•	payments related to our existing debt service commitments;

•	any potential payments associated with our keepwell agreements;

•	any payment of tax that may ultimately occur as a result of the examination by the Service; and

•	the fees and expenses incurred in connection with the current legal proceeding discussed in Part II “Legal Proceedings.”
We intend to pursue further development and/or acquisition opportunities (including the possible development of new motorsports facilities, such as the New York metropolitan area, the Northwest US and other areas), the timing, size and success, as well as associated potential capital commitments, of which are unknown at this time. Accordingly, a material acceleration of our growth strategy could require us to obtain additional capital through debt and/or equity financings. Although there can be no assurance, we believe that adequate debt and equity financing will be available on satisfactory terms.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the three months ended February 28, 2006, there have been no material changes in our market risk exposures.
ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES
Subsequent to February 28, 2006, and prior to the filing of this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at February 28, 2006, and during the period prior to the filing of this report.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to routine litigation incidental to our business. We do not believe that the resolution of any or all of such litigation will have a material adverse effect on our financial condition or results of operations.
In addition to such routine litigation incident to its business, we are a party to another legal proceeding described below.
Current Litigation
On July 13, 2005, Kentucky Speedway, LLC filed a civil action in the Eastern District of Kentucky against NASCAR and us alleging that “NASCAR and ISC have acted, and continue to act, individually and in combination and collusion with each other and other companies that control tracks hosting NASCAR NEXTEL Cup Series, to illegally restrict the award of ... NASCAR NEXTEL Cup Series [races].” The complaint seeks damages and an injunction requiring NASCAR to establish a competitive bidding process for NEXTEL Cup events and prohibiting further violations of the antitrust laws. Other than some vaguely conclusory allegations, the complaint fails to specify any conduct by International Speedway Corporation (“ISC”) other than conducting and growing its motorsports entertainment business for the benefit of its shareholders. We believe the allegations to be without merit and intend to defend ourself vigorously. We have retained counsel and are pursuing defenses to the suit while maintaining potential counterclaim remedies available to us to recover the damages caused by the filing of the suit. On September 12, 2005 our counsel filed a motion to dismiss the complaint for improper jurisdiction and venue as well as the lack of any antitrust injury allegations. On January 27, 2006, the court denied our motion to dismiss the complaint and established a February 1, 2007 deadline for the completion of pre-trial discovery. Based upon the current timeline a trial on the merits of the case is scheduled for no earlier than August 2007. While it is premature to quantify either the likelihood or the potential magnitude of an adverse decision, the fees and expenses associated with the defense of this suit are not covered by insurance and could adversely impact our financial condition or results of operations and cash flows, even if we ultimately prevail. Further, the time devoted to this matter by management and the possible impact of litigation on business negotiations occurring prior to resolution of this matter could also adversely impact our financial condition or results of operations and cash flows. Finally, even if the direct effect of the resolution of this case does not result in a material adverse impact on us, it is possible that the resolution of this case could result in industry-wide changes in the way race schedules are determined by sanctioning bodies, which could indirectly have a material adverse impact on us.
ITEM 1A. RISK FACTORS
This report and the documents incorporated by reference may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify a forward-looking statement by our use of the words “anticipate,” “estimate,” “expect,” “may,” “believe,” “objective,” “projection,” “forecast,” “goal,” and similar expressions. These forward-looking statements include our statements regarding the timing of future events, our anticipated future operations and our anticipated future financial position and cash requirements. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. We previously disclosed in response to Item 1A to Part I of our report on Form 10-K for the fiscal year ended November 30, 2005 the important factors that could cause our actual results to differ from our expectations. There have been no material changes to those risk factors.
All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors previously disclosed and other factors set forth in or incorporated by reference in this report.
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

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Articles of Amendment of the Restated and Amended Articles of Incorporation of the Company, as filed with the Florida Department of State on July 26, 1999 (incorporated by reference from exhibit 3.1 of the Company’s Report on Form 8-K dated July 26, 1999)

3.2	Conformed copy of Amended and Restated Articles of Incorporation of the Company, as amended as of July 26, 1999 (incorporated by reference from exhibit 3.2 of the Company’s Report on Form 8-K dated July 26, 1999)

3.3	Conformed copy of Amended and Restated By-Laws of the Company, as amended as of April 9, 2003. (incorporated by reference from exhibit 3.3 of the Company’s Report on Form 10-Q dated April 10, 2003)

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer — filed herewith

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer — filed herewith

31.3	Rule 13a-14(a) / 15d-14(a) Certification of Chief Accounting Officer — filed herewith

32	Section 1350 Certification — filed herewith
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SPEEDWAY CORPORATION
(Registrant)
Date: 4/10/2006	/s/ Susan G. Schandel Susan G. Schandel, Senior Vice President
& Chief Financial Officer