Form 10-Q
period 2006-05-31
INTERNATIONAL SPEEDWAY CORP
filed 2006-07-07
CIK 51548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2006
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
INTERNATIONAL SPEEDWAY CORPORATION
(Exact name of registrant as specified in its charter)

FLORIDA	O-2384	59-0709342
(State or other jurisdiction	(Commission	(I.R.S. Employer
of incorporation)	File Number)	Identification No.)

1801 WEST INTERNATIONAL SPEEDWAY BOULEVARD, DAYTONA BEACH, FLORIDA	32114
(Address of principal executive offices)	(Zip code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐     NO  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class A Common Stock	31,067,128 shares	as of May 31, 2006.

Class B Common Stock	22,309,102 shares	as of May 31, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30, 2005	May 31, 2006
	(Unaudited)
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$130,758	$86,583
Short-term investments	8,200	35,300
Receivables, less allowance of $1,500 in 2005 and 2006	45,557	75,927
Inventories	6,528	7,390
Prepaid expenses and other current assets	6,335	17,844

Total Current Assets	197,378	223,044

Property and Equipment, net of accumulated depreciation of $315,313 and $342,330, respectively	1,178,682	1,206,962
Other Assets:
Equity investments	51,160	170,926
Intangible assets, net	149,464	149,386
Goodwill	99,507	99,507
Deposits with Internal Revenue Service	96,913	96,913
Other	23,965	23,053

	421,009	539,785

Total Assets	$1,797,069	$1,969,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$635	$635
Accounts payable	19,274	26,198
Deferred income	123,870	202,816
Income taxes payable	20,067	25,212
Other current liabilities	18,645	20,052

Total Current Liabilities	182,491	274,913

Long-Term Debt	368,387	368,241
Deferred Income Taxes	194,825	203,693
Long-Term Deferred Income	11,342	11,313
Other Long-Term Liabilities	69	41
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 29,215,778 and 30,868,468 issued and outstanding at November 30, 2005 and May 31, 2006, respectively	292	308
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 23,928,058 and 22,309,102 issued and outstanding at November 30, 2005 and May 31, 2006, respectively	239	223
Additional paid-in capital	695,658	696,936
Retained earnings	343,766	414,123

Total Shareholders’ Equity	1,039,955	1,111,590

Total Liabilities and Shareholders’ Equity	$1,797,069	$1,969,791

     See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Three Months Ended
	May 31, 2005	May 31, 2006
	(Unaudited)
	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$48,510	$49,279
Motorsports related	88,700	101,925
Food, beverage and merchandise	17,911	18,162
Other	2,326	2,717

	157,447	172,083

EXPENSES:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	31,625	34,566
Motorsports related	31,292	32,453
Food, beverage and merchandise	12,007	11,404
General and administrative	23,071	27,705
Depreciation and amortization	12,586	13,779

	110,581	119,907

Operating income	46,866	52,176
Interest income	1,368	1,087
Interest expense	(3,305)	(2,832)
Equity in net loss from equity investments	(1,371)	(2,186)

Income from continuing operations before income taxes	43,558	48,245
Income taxes	17,018	17,518

Income from continuing operations	26,540	30,727
Loss from discontinued operations, net of income tax benefits of $62 and $65	(39)	(40)

Net income	$26,501	$30,687

Basic earnings per share:
Income from continuing operations	$0.50	$0.58
Loss from discontinued operations	—	—

Net income	$0.50	$0.58

Diluted earnings per share:
Income from continuing operations	$0.50	$0.58
Loss from discontinued operations	—	—

Net income	$0.50	$0.58

Dividends per share	$0.06	$0.08

Basic weighted average shares outstanding	53,127,314	53,165,845

Diluted weighted average shares outstanding	53,231,643	53,266,521

     See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Six Months Ended
	May 31, 2005	May 31, 2006
	(Unaudited)
	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$104,294	$104,799
Motorsports related	188,969	216,247
Food, beverage and merchandise	38,860	40,025
Other	4,756	4,945

	336,879	366,016

EXPENSES:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	63,109	69,101
Motorsports related	59,727	63,266
Food, beverage and merchandise	24,639	24,570
General and administrative	46,242	51,198
Depreciation and amortization	24,449	27,242

	218,166	235,377

Operating income	118,713	130,639
Interest income	2,338	2,021
Interest expense	(6,360)	(6,900)
Equity in net loss from equity investments	(2,902)	(4,683)

Income from continuing operations before income taxes	111,789	121,077
Income taxes	44,131	46,219

Income from continuing operations	67,658	74,858
Loss from discontinued operations, net of income tax benefits of $126 and $148	(92)	(118)

Net income	$67,566	$74,740

Basic earnings per share:
Income from continuing operations	$1.27	$1.41
Loss from discontinued operations	—	—

Net income	$1.27	$1.41

Diluted earnings per share:
Income from continuing operations	$1.27	$1.40
Loss from discontinued operations	—	—

Net income	$1.27	$1.40

Dividends per share	$0.06	$0.08

Basic weighted average shares outstanding	53,114,430	53,155,050

Diluted weighted average shares outstanding	53,227,585	53,258,199

     See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statement of Shareholders’ Equity

	Class A Common	Class B Common			Total
	Stock $.01	Stock $.01	Additional	Retained	Shareholders’
	Par Value	Par Value	Paid-in Capital	Earnings	Equity
			(Unaudited)
			(In Thousands)
Balance at November 30, 2005	$292	$239	$695,658	$343,766	$1,039,955
Activity 12/1/05 - 5/31/06:
Comprehensive income:
Net income	—	—	—	74,740	74,740
Cash dividends declared ($.08 per share)	—	—	—	(4,270)	(4,270)
Exercise of stock options	—	—	145	—	145
Reacquisition of previously issued common stock	—	—	(347)	(113)	(460)
Conversion of Class B Common Stock to Class A Common Stock	16	(16)	—	—	—
Income tax benefit related to stock-based compensation	—	—	197	—	197
Stock based compensation	—	—	1,283	—	1,283

Balance at May 31, 2006	$308	$223	$696,936	$414,123	$1,111,590

     See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Six Months Ended
	May 31, 2005	May 31, 2006
	(Unaudited)
	(In Thousands)
OPERATING ACTIVITIES
Net income	$67,566	$74,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,449	27,242
Stock-based compensation	915	1,283
Amortization of financing costs	288	282
Deferred income taxes	4,790	8,868
Loss from equity investments	2,902	4,683
Other, net	431	(105)
Changes in operating assets and liabilities:
Receivables, net	(14,233)	(30,370)
Inventories, prepaid expenses and other assets	(11,018)	(12,437)
Accounts payable and other liabilities	(9,825)	2,824
Deferred income	67,061	78,917
Income taxes	(3,429)	5,157

Net cash provided by operating activities	129,897	161,084

INVESTING ACTIVITIES
Capital expenditures	(166,157)	(54,290)
Proceeds from asset disposals	29	161
Purchase of equity investments	—	(124,577)
Acquisition of business	(764)	—
Proceeds from affiliate	487	128
Proceeds from short-term investments	208,390	50,600
Purchases of short-term investments	(231,150)	(77,700)
Other, net	178	549

Net cash used in investing activities	(188,987)	(205,129)

FINANCING ACTIVITIES
Proceeds under credit facility	—	80,000
Payments under credit facility	—	(80,000)
Payment of long-term debt	(7,000)	—
Exercise of Class A common stock options	285	145
Excess tax benefits relating to stock-based compensation	—	185
Reacquisition of previously issued common stock	(511)	(460)
Deferred financing costs	(10)	—

Net cash used in by financing activities	(7,236)	(130)

Net decrease in cash and cash equivalents	(66,326)	(44,175)
Cash and cash equivalents at beginning of period	160,978	130,758

Cash and cash equivalents at end of period	$94,652	$86,583

     See accompanying notes.

International Speedway Corporation
Notes to Consolidated Financial Statements
May 31, 2006
(Unaudited)
1. Basis of Presentation
The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States but do not include all of the information and disclosures required for complete financial statements. The balance sheet at November 30, 2005, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest annual report on Form 10-K for International Speedway Corporation and its wholly owned subsidiaries (the “Company”). In management’s opinion, the statements include all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature.
Unless indicated otherwise, all disclosures in the notes to the consolidated financial statements relate to continuing operations. Certain prior period reclassifications have been made to conform to the financial presentation at May 31, 2006.
Because of the seasonal concentration of racing events, the results of operations for the three- and six-month periods ended May 31, 2005 and 2006 are not indicative of the results to be expected for the year.
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
2. New Accounting Pronouncements
In December 2004 the Financial Accounting Standards Board issued revised Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment.” SFAS No. 123(R) sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123(R) is effective in annual periods beginning after June 15, 2005. The Company adopted SFAS No. 123(R) in the first quarter using the modified-prospective-transition method and currently discloses the pro forma effect on net income and earnings per share of the fair value recognition provisions of SFAS No. 123(R) for periods prior to adoption. The Company’s adoption of SFAS No. 123(R) did not have a material impact on its financial position, results of operations or cash flows. See Note 3 for further information and the required disclosures under SFAS No. 123(R).
3. Long-Term Stock Incentive Plan
The Company’s 1996 Long-Term Stock Incentive Plan (the “1996 Plan”) authorizes the grant of stock options (incentive and nonqualified), stock appreciation rights and restricted stock. The Company has reserved an aggregate of 1,000,000 shares (subject to adjustment for stock splits and similar capital changes) of the Company’s Class A Common Stock for grants under the 1996 Plan. The 1996 Plan will terminate in September, 2006. All unvested stock options and restricted stock granted prior to the termination will continue to vest and will continue to be exercisable in accordance with their original terms.
Prior to December 1, 2005 the Company accounted for the 1996 Plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company recognized stock-based employee compensation cost on its restricted shares awarded over their vesting periods equal to the fair market value of these shares on the date of award. No stock-based employee compensation cost was reflected in the Consolidated Statement of Operations relating to stock options for the three and six months ended May 31, 2005, as all options granted under the 1996 Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.
Effective December 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the three and six months ended May 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Compensation cost for all share-based payments granted subsequent to December 1, 2005, is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense for the three and six months ended May 31, 2006, totaled approximately $663,000 and $1.3 million, respectively. Results for prior periods have not been restated.
As a result of adopting SFAS No. 123(R) on December 1, 2005, the Company’s income before income taxes and net income are approximately $91,000 and $56,000 lower, respectively, for the three months ended May 31, 2006, and approximately $194,000 and $120,000 lower, respectively, for the six months ended May 31, 2006, than if it had continued to account for share-based compensation under APB Opinion No. 25. The adoption of SFAS No. 123(R) had no impact on basic and diluted earnings per share for the three and six months ended May 31, 2006.
Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the vesting of restricted stock awards and exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for restricted stock awards and options (“Excess Tax Benefits”) to be classified as financing cash flows. The $185,000 Excess Tax Benefits relating to stock-based compensation classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123(R).

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation after giving consideration to potential forfeitures for the three and six months ended May 31, 2005. For purposes of this pro forma disclosure, the fair value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods (in thousands, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	May 31, 2005	May 31, 2005
Net income, as reported	$26,501	$67,566
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	282	558
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(311)	(629)

Pro forma net income	$26,472	$67,495

Earnings per share:
Basic — as reported	$0.50	$1.27

Basic — pro forma	$0.50	$1.27

Diluted — as reported	$0.50	$1.27

Diluted — pro forma	$0.50	$1.27

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
The fair value of nonvested restricted stock is determined based on the opening trading price of the Company’s Class A Common Stock on the grant date. The Company granted 60,015 shares of restricted stock awards of the Company’s Class A Common Stock in April 2006, to certain officers and managers under the 1996 Plan. The grant date fair value of these restricted stock awards was $50.90 per share.

A summary of the status of the Company’s restricted stock as of May 31, 2006, and changes during the six months ended May 31, 2006, is presented below:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Grant-Date	Remaining	Intrinsic
	Restricted	Fair Value	Contractual	Value
	Shares	(Per Share)	Term (Years)	(in thousands)

Outstanding at November 30, 2005	178,566	$45.21
Granted	60,015	50.90
Vested	(39,104)	38.62
Forfeited	(817)	50.46

Outstanding at May 31, 2006	198,660	48.21	3.4	$9,643

As of May 31, 2006, there was approximately $6.2 million of total unrecognized compensation cost related to nonvested restricted stock awards granted under the 1996 Plan. This cost is expected to be recognized over a weighted-average period of 3.4 years. The total fair value of restricted stock awards vested during both the three and six months ended May 31, 2006, was approximately $2.0 million.
Nonqualified and Incentive Stock Options
A portion of each non-employee director’s compensation for their service as a director is through awards of options to acquire shares of the Company’s Class A Common Stock under the 1996 Plan. These options become exercisable one year after the date of grant and expire on the tenth anniversary of the date of grant. The Company also grants options to certain non-officer managers to purchase the Company’s Class A Common Stock under the 1996 Plan. These options generally vest over a two and one-half year period and expire on the tenth anniversary of the date of grant.
The fair value of each option granted is estimated on the grant date using the Black-Scholes-Merton option-pricing valuation model that uses the weighted average assumptions noted in the following table. Expected volatilities are based on implied volatilities from historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is estimated based on historical exercise behavior and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

2005
Expected volatility	25.3%
Expected dividends	0.11%
Expected term (in years)	5
Risk-free rate	3.2%

A summary of option activity under the 1996 Plan as of May 31, 2006, and changes during the six months then ended is presented below:

			Weighted-
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
		Average	Term	Value
Options	Shares	Exercise Price	(Years)	(in thousands)

Outstanding at November 30, 2005	126,622	$46.28
Granted	—	—
Exercised	(3,666)	39.68
Forfeited	(8,334)	43.75

Outstanding at May 31, 2006	114,622	46.67	7.0	$452

Exercisable at May 31, 2006	84,836	$44.44	6.4	$401

The total intrinsic value of options exercised during the six months ended May 31, 2006 was approximately $32,000. Cash received from options exercised under the stock-based payment arrangements for the six months ended May 31, 2006, was approximately $145,000. The actual tax benefit realized for the tax deductions from exercise of the stock options totaled approximately $12,000 for the six months ended May 31, 2006.
A summary of the status of the Company’s nonvested stock options under the 1996 Plan as of May 31, 2006, and changes during the six months then ended is presented below:

		Weighted-
		Average
		Grant-Date
Options	Shares	Fair Value

Nonvested at November 30, 2005	31,455	$15.52
Granted	—	—
Vested	—	—
Forfeited	(1,669)	14.81

Nonvested at May 31, 2006	29,786	15.56

As of May 31, 2006, there was approximately $227,000 of total unrecognized compensation cost related to nonvested stock options granted under the 1996 Plan. That cost is expected to be recognized over a weighted-average period of one year.
In April, 2006, the Company’s shareholders’ approved the 2006 Long-Term Incentive Plan (the “2006 Plan”) which authorizes the grant of stock options (incentive and non-qualified), stock appreciation rights, restricted and unrestricted stock, cash awards and Performance Units (as defined in the 2006 Plan) to employees, consultants and advisors of the Company capable of contributing to the Company’s performance. The Company has reserved an aggregate of 1,000,000 shares (subject to adjustment for stock splits and similar capital changes) of the Company’s Class A Common Stock for grants under the 2006 Plan. Incentive Stock Options may be granted only to employees eligible to receive them under the Internal Revenue Code of 1996, as amended. The Board of Directors has appointed the Compensation Committee (the “Committee”) to administer the 2006 Plan. Awards under the 2006 Plan will contain such terms and conditions not inconsistent with the 2006 Plan as the Committee in its discretion approves. The Committee has discretion to administer the 2006 Plan in the manner which it determines, from time to time, is in the best interest of the Company. Since its approval, there have been no awards granted under the 2006 Plan.
4. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three- and six-month periods ended May 31 (in thousands, except share amounts):

	Three Months Ended		Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2005	2006	2005	2006

Basic and diluted:
Income from continuing operations	$26,540	$30,727	$67,658	$74,858
Loss from discontinued operations	(39)	(40)	(92)	(118)

Net income	$26,501	$30,687	$67,566	$74,740

Basic earnings per share denominator:
Weighted average shares outstanding	53,127,314	53,165,845	53,114,430	53,155,050

Basic earnings per share:
Income from continuing operations	$0.50	$0.58	$1.27	$1.41
Loss from discontinued operations	—	—	—	—

Net income	$0.50	$0.58	$1.27	$1.41

Diluted earnings per share denominator:
Weighted average shares outstanding	53,127,314	53,165,845	53,114,430	53,155,050
Common stock options	21,297	15,994	21,029	14,885
Contingently issuable shares	83,032	84,682	92,126	88,264

Diluted weighted average shares outstanding	53,231,643	53,266,521	53,227,585	53,258,199

Diluted earnings per share:
Income from continuing operations	$0.50	$0.58	$1.27	$1.40
Loss from discontinued operations	—	—	—	—

Net income	$0.50	$0.58	$1.27	$1.40

Anti-dilutive shares excluded in the computation of diluted earnings per share	—	29,097	—	34,110

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

The acquisition of Action resulted in an investment of approximately $124.6 million and was combined with the net assets and merchandising operations of Team Caliber, which Motorsports Authentics acquired on September 8, 2005. As a result of these acquisitions, Motorsports Authentics is now a leader in design, promotion, marketing and distribution of motorsports licensed merchandise. Motorsports Authentics has licenses for exclusive and non-exclusive distribution with teams competing in the National Association for Stock Car Auto Racing, Inc. (“NASCAR”) and other major motorsports series. Its products include a broad range of motorsports-related die-cast replica collectibles, apparel, gifts and other memorabilia, which are marketed through a combination of mass retail, domestic wholesale, trackside, international and collector’s club distribution channels.
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
The operations of Nazareth were included in the Motorsports Event segment. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of Nazareth are presented as discontinued operations in all periods presented. During the three and six months ended May 31, 2005 and 2006, there were no revenues recognized by Nazareth. Nazareth’s pre-tax loss was approximately $100,000 and $218,000 during the three and six months ended May 31, 2005, respectively, and approximately $106,000 and $267,000 during the three and six months ended May 31, 2006, respectively. Nazareth’s assets held for sale included in property and equipment, net of accumulated depreciation, totaled approximately $6.8 million at November 30, 2005 and May 31, 2006.
7. Goodwill and Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of the major classes of intangible assets relating to the Motorsports Event segment are as follows (in thousands):

		November 30, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Customer database	$500	$100	$400
Food, beverage and merchandise contracts	276	142	134

Total amortized intangible assets	776	242	534

Non-amortized intangible assets:
Relationship with NASCAR — sanctioning agreements	148,000	—	148,000
Other	930	—	930

Total non-amortized intangible assets	148,930	—	148,930

Total intangible assets	$149,706	$242	$149,464

		May 31, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Customer database	$500	$150	$350
Food, beverage and merchandise contracts	276	163	113

Total amortized intangible assets	776	313	463

Non-amortized intangible assets:
Relationship with NASCAR — sanctioning agreements	148,000	—	148,000
Other	923	—	923

Total non-amortized intangible assets	148,923	—	148,923

Total intangible assets	$149,699	$313	$149,386

The following table presents current and expected amortization expense of the existing intangible assets as of May 31, 2006 for each of the following periods (in thousands):

Aggregate amortization expense for the six months ended May 31, 2006	$71
Estimated amortization expense for the year ending November 30:
2006	$143
2007	143
2008	143
2009	101
2010	1
There were no changes in the carrying value of goodwill during the six months ended May 31, 2006.
8. Long-Term Debt
Long-term debt consists of the following (in thousands):

	November 30,	May 31,
	2005	2006

4.20% Senior Notes due 2009	$151,297	$151,106
5.40% Senior Notes due 2014	149,905	149,911
Credit Facility	—	—
TIF bond debt service funding commitment	67,820	67,859

	369,022	368,876
Less: current portion	635	635

	$368,387	$368,241

On April 23, 2004, the Company completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, the Company completed an offer to exchange these unsecured senior notes for registered senior notes with substantially identical terms (“2004 Senior Notes”). At May 31, 2006, outstanding 2004 Senior Notes totaled approximately $301.0 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 4.2% and are due April 2009 (“4.2% Senior Notes”), and $150.0 million principal amount unsecured senior notes, which bear interest at 5.4% and are due April 2014. The 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at the opt ion of the Company, at any time or from time to time at redemption prices as defined in the indenture. The Company’s subsidiaries are guarantors of the 2004 Senior Notes. The 2004 Senior Notes also contain various restrictive covenants. Total gross proceeds from the sale of the 2004 Senior Notes were $300.0 million, net of discounts of approximately $431,000 and approximately $2.6 million of deferred financing fees. The deferred financing fees are being treated as additional interest expense and amortized over the life of the 2004 Senior Notes on a straight-line method, which approximates the effective yield method. In March 2004, the Company entered into interest rate swap agreements to effectively lock in the interest rate on approximately $150.0 million of the 4.2% Senior Notes. The Company terminated these interest rate swap agreements on April 23, 2004 and received approximately $2.2 million, which is being amortized over the life of the 4.2% Senior Notes.
In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”), issued approximately $71.3 million in taxable special obligation revenue (“TIF”) bonds in connection with the financing of construction of Kansas Speedway. At May 31, 2006, outstanding TIF bonds totaled approximately $67.9 million, net of the unamortized discount, which is comprised of a $19.3 million principal amount, 6.15% term bond due December 1, 2017 and $49.7 million principal amount, 6.75% term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly-owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation. The bond financing documents contain various restrictive covenants.
At May 31, 2006, the Company had a $300.0 million revolving credit facility (“Credit Facility”) scheduled to mature in September 2008 which accrued interest at LIBOR plus 62.5 — 150 basis points, based on the Company’s highest debt rating as determined by specified rating agencies. At May 31, 2006, the Company did not have any borrowings outstanding under the Credit Facility. On June 16, 2006, the Company entered into a $300.0 million revolving credit facility (“2006 Credit Facility”). The 2006 Credit Facility contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions. Upon execution of the 2006 Credit Facility, the Company terminated its then existing $300.0 million Credit Facility. The 2006 Credit Facility is scheduled to mature in June 2011, and accrues interest at LIBOR plus 30.0 — 80.0 basis points, based on the Company’s highest debt rating as determined by specified rating agencies. The 2006 Credit Facility contains various restrictive covenants.
Total interest expense from continuing operations incurred by the Company was approximately $3.3 million and $2.8 million for the three months ended May 31, 2005 and 2006, respectively, and $6.4 million and $6.9 million for the six months ended May 31, 2005 and 2006, respectively. Total interest capitalized for the three months ended May 31, 2005 and 2006, was approximately $1.8 million and $2.0 million, respectively, and approximately $3.8 and $3.9 million for the six months ended May 31, 2005 and 2006, respectively.
Financing costs of approximately $6.9 million and $6.5 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2005 and May 31, 2006, respectively. These costs are being amortized on a straight line method, which approximates the effective yield method, over the life of the related financing.

9. Related Party Disclosures and Transactions
All of the racing events that take place during the Company’s fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association, the American Motorcyclist Association, the Automobile Racing Club of America, the Clear Channel — Championship Cup Series, the Federation Internationale de l’Automobile, the Federation Internationale Motocycliste, the Grand American Road Racing Association, Historic Sportscar Racing, the International Race of Champions, the Indy Racing League, NASCAR, the National Hot Rod Association, the Porsche Club of America, the Sports Car Club of America, the Sportscar Vintage Racing Association, the United States Auto Club and the World Karting Association. NASCAR, which sanctions some of the Company’s principal racing events, is a member of the France Family Group which controls in excess of 60% of the combined voting power of the outstanding stock of the Company, and some members of which serve as directors and officers of the Company. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR from continuing operations for disbursement to competitors, which are exclusive of NASCAR sanction fees, totaled approximately $27.1 million and $29.8 million for the three months ended May 31, 2005 and 2006, respectively, and approximately $55.4 million and $60.9 million for the six months ended May 31, 2005 and 2006, respectively. There were no prize and point fund monies paid by the Company to NASCAR related to the discontinued operations for the three and six months ended May 31, 2005 and 2006, respectively.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire NASCAR NEXTEL Cup and Busch series schedules. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR NEXTEL Cup and Busch series event. Under the terms of this arrangement, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR NEXTEL Cup or Busch series event as a component of its sanction fees and remits the remaining 90% to the event promoter. The event promoter pays 25% of the gross broadcast rights fees allocated to the event as part of the previously discussed prize money paid to NASCAR for disbursement to competitors. The Company’s television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR NEXTEL Cup and Busch series events conducted at its wholly-owned facilities were $56.7 million and $65.0 million for the three months ended May 31, 2005 and 2006, respectively, and $116.2 million and $135.4 million for the six months ended May 31, 2005 and 2006, respectively. There were no television broadcast and ancillary rights fees received from NASCAR related to the discontinued operations during the three and six months ended May 31, 2005 and 2006, respectively.

10. Commitments and Contingencies
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At May 31, 2006, the Unified Government had approximately $4.3 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
The Company is a member of Motorsports Alliance (owned 50% by the Company and 50% by Indianapolis Motor Speedway LLC), which owns 75% of Raceway Associates. Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway. Raceway Associates has a term loan arrangement, which requires quarterly principal and interest payments and matures November 15, 2012, and a $15 million secured revolving credit facility, which matures in September 2008. At May 31, 2006, Raceway Associates had approximately $30.8 million outstanding under its term loan and no borrowings outstanding under its then existing credit facility. Under a keepwell agreement, the members of Motorsports Alliance have agreed to provide financial assistance to Raceway Associates, if necessary, on a pro rata basis to support its performance under its term loan and credit facility.
The Company has guaranteed minimum royalty payments under certain agreements through December 2015, with a remaining maximum exposure at May 31, 2006, of approximately $12.5 million.
In December 2004, the Company, through its majority-owned subsidiary, 380 Development, LLC (“380 Development”), purchased a total of 677 acres of land in the New York City borough of Staten Island that could potentially be utilized for the development of a major motorsports entertainment and retail development project. The minority member of 380 Development is a subsidiary of The Related Companies (“Related”), a real estate development specialist whose developments include the Time Warner Center in Manhattan and the Gateway Center in Brooklyn. There are operating and development agreements between the Company and Related, which will govern the development and operation of the planned project and impose mutual and reciprocal obligations on the parties with respect to the project. Related issued a limited recourse promissory note (“Promissory Note”) payable to the Company for its approximately 12.4% membership interest of 380 Development and its proportionate share of the agreed project development expenses until such time as the status of the project approval is ultimately determined. The Promissory Note is secured by Related’s ownership in 380 Development.
In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling $2.6 million at May 31, 2006. At May 31, 2006, there were no amounts drawn on the standby letters of credit.
The Internal Revenue Service (the “Service”) is currently performing a periodic examination of the Company’s federal income tax returns for the years ended November 30, 1999 through 2004 and has challenged the tax depreciation treatment of a significant portion of its motorsports entertainment facility assets. In fiscal 2005, the Company received reports from the Service requesting downward adjustments to its tax depreciation expense for the fiscal years ended November 30, 1999 through 2002, which could potentially result in the reclassification of approximately $63.6 million of income taxes from deferred to current. Including related interest, the combined after-tax cash flow impact of these requested adjustments is approximately $79.4 million. In order to prevent incurring additional interest, the Company deposited approximately $79.4 million for the fiscal years ended November 30, 1999 through 2002, with the Service in June 2005. Additional adjustments to the Company’s tax depreciation expense are expected to be requested later by the Service for fiscal years ended November 30, 2003 and 2004. Accordingly, to further prevent incurring interest the Company deposited an additional approximately $17.5 million with the Service in June 2005 related to the anticipated federal tax adjustments for fiscal year 2003. Including related interest, the Company estimates the combined after-tax cash flow impact of these additional federal tax adjustments for fiscal 2004 and 2005, and related state tax revisions for all periods, to range between $50.0 million and $60.0 million at May 31, 2006. The Company’s deposits are not a payment of tax, and it will receive accrued interest on any of these funds ultimately returned to it. At May 31, 2006, the approximately $96.9 million of deposits with the Service are classified as long-term assets in the Company’s consolidated financial statements. The Company believes that its application of the federal income tax regulations in question, which have been applied consistently since being adopted in 1986 and have been subjected to previous IRS audits, is appropriate, and it intends to vigorously defend the merits of its position. Once commenced by the Service, the administrative appeals process is expected to take six to 15 months to complete. If the Company’s appeal is not resolved satisfactorily, it will evaluate all of its options, including litigation. In accordance with SFAS No. 109 “Accounting for Income Taxes,” the Company has accrued a deferred tax liability based on the differences between its financial reporting and tax bases of such assets in its consolidated balance sheet as of May 31, 2006. While an adverse resolution of these matters could result in a material negative impact on cash flow, including payment of taxes from amounts currently on deposit with the Service, the Company believes that it has provided adequate reserves related to these matters including interest charges through May 31, 2006 totaling approximately $11.8 million, and, as a result, does not expect that such an outcome would have a material adverse effect on results of operations.
The Company believes that its existing cash, cash equivalents and short-term investments, combined with the cash provided by current operations and available borrowings under its 2006 Credit Facility will be sufficient to fund its: (i) operations and approved capital projects at existing facilities for the foreseeable future; (ii) payments required in connection with the funding of the Unified Government’s debt service requirements related to the TIF bonds; (iii) payments related to its existing debt service commitments; (iv) any potential payments associated with its keepwell agreements; (v) any payment of tax and related interest that may ultimately occur as a result of the examination by the Service; and (vi) the fees and expenses incurred in connection with the current legal proceeding discussed in this Note.
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

11. Segment Reporting
The following tables provide segment reporting of the Company for the three- and six-month periods ended May 31, 2005 and 2006 (in thousands):

	Three Months Ended May 31, 2005
	Motorsports	All
	Event	Other	Total

Revenues	$148,241	$11,161	$159,402
Depreciation and amortization	10,870	1,716	12,586
Operating income	44,834	2,032	46,866
Capital expenditures	30,761	5,185	35,946
Total assets	1,561,512	180,301	1,741,813
Equity investments	33,100	—	33,100

	Three Months Ended May 31, 2006
	Motorsports	All
	Event	Other	Total

Revenues	$162,392	$11,683	$174,075
Depreciation and amortization	11,893	1,886	13,779
Operating income	49,875	2,301	52,176
Capital expenditures	29,274	2,205	31,479
Total assets	1,699,013	270,778	1,969,791
Equity investments	170,926	—	170,926

	Six Months Ended May 31, 2005
	Motorsports	All
	Event	Other	Total

Revenues	$319,637	$21,508	$341,145
Depreciation and amortization	21,162	3,287	24,449
Operating income	114,416	4,297	118,713
Capital expenditures	155,092	11,065	166,157

	Six Months Ended May 31, 2006
	Motorsports	All
	Event	Other	Total

Revenues	$347,701	$23,144	$370,845
Depreciation and amortization	23,569	3,673	27,242
Operating income	125,444	5,195	130,639
Capital expenditures	47,890	6,400	54,290
Intersegment revenues were approximately $2.0 million and $2.0 million for the three months ended May 31, 2005 and 2006, respectively and approximately $4.3 million and $4.8 million for the six months ended May 31, 2005 and 2006, respectively.

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
In the absence of both default and notice, there are no restrictions imposed by the Company’s Credit Facility, 2006 Credit Facility, 2004 Senior Notes, or guarantees on the Company’s ability to obtain funds from its subsidiaries by dividend or loan. The Company has not presented separate financial statements for each of the guarantors, because it has deemed that such financial statements would not provide the investors with any material additional information.
Included in the tables below, are condensed consolidating balance sheets as of November 30, 2005 and May 31, 2006, condensed consolidating statements of operations for the three- and six-month periods ended May 31, 2005 and 2006, and condensed consolidating statements of cash flows for the six-month periods ended May 31, 2005 and 2006, of: (a) the Parent; (b) the guarantor subsidiaries; (c) elimination entries necessary to consolidate Parent with guarantor subsidiaries; and (d) the Company on a consolidated basis (in thousands).

	Condensed Consolidating Balance Sheet At November 30, 2005
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Current assets	$21,883	$194,183	$(18,688)	$197,378
Property and equipment, net	181,234	997,448	—	1,178,682
Advances to and investments in subsidiaries	1,706,785	748,555	(2,455,340)	—
Other assets	113,618	307,391	—	421,009

Total Assets	$2,023,520	$2,247,577	$(2,474,028)	$1,797,069

Current liabilities	$36,034	$141,600	$4,857	$182,491
Long-term debt	1,049,757	244,719	(926,089)	368,387
Deferred income taxes	53,123	141,702	—	194,825
Other liabilities	18	11,393	—	11,411
Total shareholders’ equity	884,588	1,708,163	(1,552,796)	1,039,955

Total Liabilities and Shareholders’ Equity	$2,023,520	$2,247,577	$(2,474,028)	$1,797,069

	Condensed Consolidating Balance Sheet At May 31, 2006
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Current assets	$22,355	$224,078	$(23,389)	$223,044
Property and equipment, net	182,734	1,024,228	—	1,206,962
Advances to and investments in subsidiaries	1,646,880	759,049	(2,405,929)	—
Other assets	112,641	427,144	—	539,785

Total Assets	$1,964,610	$2,434,499	$(2,429,318)	$1,969,791

Current liabilities	$51,369	$222,713	$831	$274,913
Long-term debt	1,020,865	(1,352,871)	700,247	368,241
Deferred income taxes	60,982	142,711	—	203,693
Other liabilities	8	11,346	—	11,354
Total shareholders’ equity	831,386	3,410,600	(3,130,396)	1,111,590

Total Liabilities and Shareholders’ Equity	$1,964,610	$2,434,499	$(2,429,318)	$1,969,791

	Condensed Consolidating Statement of Operations
	For The Three Months Ended May 31, 2005
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Total revenues	$547	$195,178	$(38,278)	$157,447
Total expenses	7,444	141,415	(38,278)	110,581
Operating (loss) income	(6,897)	53,763	—	46,866
Interest and other income (expense), net	2,092	2,036	(7,436)	(3,308)
(Loss) income from continuing operations	(13,103)	47,079	(7,436)	26,540
Net (loss) income	(13,103)	47,040	(7,436)	26,501

	Condensed Consolidating Statement of Operations
	For The Three Months Ended May 31, 2006
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Total revenues	$585	$203,872	$(32,374)	$172,083
Total expenses	10,371	141,910	(32,374)	119,907
Operating (loss) income	(9,786)	61,962	—	52,176
Interest and other (expense) income, net	(14,197)	15,666	(5,400)	(3,931)
(Loss) income from continuing operations	(33,372)	69,499	(5,400)	30,727
Net (loss) income	(33,372)	69,459	(5,400)	30,687

	Condensed Consolidating Statement of Operations
	For The Six Months Ended May 31, 2005
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Total revenues	$1,115	$419,659	$(83,895)	$336,879
Total expenses	15,603	286,458	(83,895)	218,166
Operating (loss) income	(14,488)	133,201	—	118,713
Interest and other income (expense), net	8,762	2,870	(18,556)	(6,924)
(Loss) income from continuing operations	(30,921)	117,135	(18,556)	67,658
Net (loss) income	(30,921)	117,043	(18,556)	67,566

	Condensed Consolidating Statement of Operations
	For The Six Months Ended May 31, 2006
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Total revenues	$1,213	$453,915	$(89,112)	$366,016
Total expenses	18,422	306,067	(89,112)	235,377
Operating (loss) income	(17,209)	147,848	—	130,639
Interest and other (expense) income, net	(8,349)	17,312	(18,525)	(9,562)
(Loss) income from continuing operations	(50,097)	143,480	(18,525)	74,858
Net (loss) income	(50,097)	143,362	(18,525)	74,740

	Condensed Consolidating Statement of Cash Flows
	For The Six Months Ended May 31, 2005
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(44,104)	$170,020	$3,981	$129,897
Net cash provided by (used in) investing activities	51,021	(236,027)	(3,981)	(188,987)
Net cash used in financing activities	(236)	(7,000)	—	(7,236)

	Condensed Consolidating Statement of Cash Flows
	For The Six Months Ended May 31, 2006
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(33,137)	$212,071	$(17,850)	$161,084
Net cash provided by (used in) investing activities	29,467	(252,446)	17,850	(205,129)
Net cash used in financing activities	(130)	—	—	(130)

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
“Admissions, net” revenue includes ticket sales for all of our racing events, activities at DAYTONA USA and other motorsports activities and amusements, net of any applicable taxes.
“Motorsports related revenue” primarily includes television, radio and ancillary rights fees, marketing partnership fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating), advertising, track rentals and royalties from licenses of our trademarks.
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
Our revenues from marketing partnerships are paid in accordance with negotiated contracts, with the identities of partners and the terms of sponsorship changing from time to time. Some of our marketing partnership agreements are for multiple facilities and/or events and include multiple specified elements, such as tickets, hospitality chalets, suites, display space and signage for each included event. The allocation of such marketing partnership revenues between the multiple elements, events and facilities is based on relative fair value. The sponsorship revenue allocated to an event is recognized when the event is conducted.
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
The acquisition of Action was completed on December 9, 2005, which resulted in an investment of approximately $124.6 million and was combined with the net assets and merchandising operations of Team Caliber, which Motorsports Authentics acquired on September 8, 2005. As a result of these acquisitions, Motorsports Authentics is now a leader in design, promotion, marketing and distribution of motorsports licensed merchandise. Motorsports Authentics has licenses for exclusive and non-exclusive distribution with teams competing in NASCAR and other major motorsports series. Its products include a broad range of motorsports-related die-cast replica collectibles, apparel, gifts and other memorabilia, which are marketed through a combination of mass retail, domestic wholesale, trackside, international and collector’s club distribution channels.
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
Fiscal 2001 was our first year under NASCAR’s multi-year consolidated television broadcast rights agreements with NBC Sports, Turner Sports, FOX and FX. These agreements cover the domestic broadcast of NASCAR’s NEXTEL Cup and Busch series racing seasons from 2001 through 2006. Under these agreements, television rights fees are expected to increase approximately 15 percent for the industry in fiscal 2006. Television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR NEXTEL Cup and NASCAR Busch series events conducted at our wholly-owned facilities during the three- and six-month periods ended May 31, 2006 were approximately $65.0 million and $135.4 million, respectively, as compared to approximately $56.7 and $116.2, respectively, during the same periods of the prior year.
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
An important component of our operating strategy has been our long-standing practice of focusing closely on supply and demand regarding additional capacity at our facilities. We continually evaluate the demand for our most popular racing events in order to add capacity that we believe will provide an acceptable rate of return on invested capital. Through prudent expansion, we attempt to keep demand at a higher level than supply, which stimulates ticket renewals and advance sales. Advance ticket sales result in earlier cash flow and reduce the potential negative impact of actual and forecasted inclement weather on ticket sales. While we will join with sponsors to offer promotions to generate additional ticket sales, we avoid rewarding last-minute ticket buyers by discounting tickets. We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth than to capture short-term incremental revenue. We recognize that a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment and other lifestyle and business conditions, can negatively impact attendance at our events. Accordingly, we have instituted only modest increases in our weighted average ticket prices for fiscal 2006. In addition, we are limiting the expansion of our facilities in fiscal 2006 to projects at Phoenix International Raceway (“Phoenix”) and Darlington Raceway (“Darlington”). At Phoenix we replaced 14,000 grandstand seats behind Turns 3 and 4 with upgraded grandstands behind Turn 1, which provided improved sightlines and a more premium seat for our fans. In addition, we replaced an aging suite building with modern luxury suites along the top of the grandstands behind Turn 1. We also added a 100-person premier club atop the Turn 1 grandstands, which provides guests with an elite setting to experience racing in style. Also, at Darlington we removed 3,500 grandstand seats behind Turn 2 and replaced them with a new 6,500-seat grandstand structure behind Turn 1, a net capacity increase of approximately 3,000 seats. We will continue to evaluate expansion opportunities, as well as the pricing and packaging of our tickets and other products, on an ongoing basis. Over the long term, we plan to continue to expand capacity at our speedways.
Since we compete with newer entertainment venues for patrons and sponsors, we will continue to evaluate opportunities to enhance our facilities, thereby producing additional revenue generating opportunities for us and improving the experience for our guests. One major example of these efforts is the infield renovation at Daytona International Speedway (“Daytona”) that was completed for the start of the 2005 racing season. The infield renovation features numerous fan amenities and unique revenue generating opportunities, including garage walk-through areas, additional merchandise and concessions vending areas, waterfront luxury recreational vehicle parking areas, a large tunnel to accommodate team haulers and guest recreational vehicles in and out of the infield and other special amenities such as the infield’s signature structure, the Daytona 500 Club. The fan and guest response to our renovation efforts at Daytona has been overwhelmingly positive and has resulted in incremental direct and, we believe, indirect revenue generation. Another example of our efforts to enhance the fan experience includes the fiscal 2005 renovation of Michigan International Speedway’s (“Michigan”) front stretch, including new ticket gates, new vendor and display areas, and several new concession stands, as well as the addition of club seats and luxury suites. For fiscal 2006, we have additional renovation projects scheduled to occur at California Speedway (“California”) and Talladega Superspeedway (“Talladega”). At California, we are renovating and expanding the facility’s front midway area. The new plaza will feature a full-service outdoor café with cuisine by celebrity chef Wolfgang Puck, in addition to a town center, retail store and concert stage. Other highlights include shade features, modified entry gates, expanded hospitality areas, radio broadcast locations, giant video walls, leisure areas and grass and water accents. This project is a direct result of fan feedback, and further demonstrates our commitment to providing a premium entertainment environment for our guests. We are also repaving Talladega’s 2.6 mile oval in time for that facility’s fall NASCAR NEXTEL Cup weekend. Talladega’s racing surface has not been repaved since 1979, and we believe the newly paved racing surface will enhance the thrilling on-track competition.
Daytona International Speedway Lease Extension
On March 29, 2006, Daytona amended its lease agreement with the Daytona Beach Racing and Recreational Facilities District (the “District”). The amended lease extends the relationship between Daytona and the District through November 7, 2054.
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
In addition to such routine litigation incident to our business, we are a party to litigation described below.
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
Because of the seasonal concentration of racing events, the results of operations for the three- and six-month periods ended May 31, 2005 and 2006 are not indicative of the results to be expected for the year.
Comparison of the Results for the Three and Six Months Ended May 31, 2006 to the Results for the Three and Six Months Ended May 31, 2005.
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2005	2006	2005	2006
	(Unaudited)		(Unaudited)
Revenues:
Admissions, net	30.8%	28.6%	31.0%	28.6%
Motorsports related	56.3	59.2	56.1	59.1
Food, beverage and merchandise	11.4	10.6	11.5	10.9
Other	1.5	1.6	1.4	1.4

Total revenues	100.0	100.0	100.0	100.0
Expenses:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	20.1	20.1	18.7	18.9
Motorsports related	19.9	18.9	17.7	17.3
Food, beverage and merchandise	7.6	6.6	7.3	6.7
General and administrative	14.6	16.1	13.8	14.0
Depreciation and amortization	8.0	8.0	7.3	7.4

Total expenses	70.2	69.7	64.8	64.3

Operating income	29.8	30.3	35.2	35.7
Interest income	0.9	0.6	0.7	0.6
Interest expense	(2.1)	(1.6)	(1.9)	(1.9)
Equity in net loss from equity investments	(0.9)	(1.3)	(0.8)	(1.3)

Income from continuing operations before income taxes	27.7	28.0	33.2	33.1
Income taxes	10.8	10.2	13.1	12.6

Income from continuing operations	16.9	17.8	20.1	20.5
Loss from discontinued operations	(0.1)	—	—	(0.1)

Net income	16.8%	17.8%	20.1%	20.4%

The comparison of the three and six months ended May 31, 2006 to the same respective periods of the prior year is impacted by the following factors:
•	An IRL event was held at Phoenix during our second fiscal quarter of 2005. No corresponding event was held in the second quarter of fiscal 2006.

•	A Grand American event was held at California in the second fiscal quarter of 2005 while no corresponding event was held in the second quarter of fiscal 2006. A Grand American event was held at Phoenix in the second quarter of fiscal 2006 while no corresponding event was held at Phoenix in the second quarter of fiscal 2005.

•	Concerts and certain other activities ancillary to the March 2005 motorcycle events at Daytona were not repeated in the second fiscal quarter of 2006.

•	In the second quarter of 2006 Daytona hosted the Great North American RV Rally. No similar event was conducted in fiscal 2005.
Admissions revenue increased approximately $769,000, or 1.6%, and $505,000, or 0.5%, during the three and six months ended May 31, 2006, respectively, as compared to the same respective periods of the prior year. The increase for the three month period is primarily a result of an increase in the weighted average price of tickets sold for a majority of our events as well as increased attendance for events at Darlington, Martinsville Speedway and Homestead-Miami Speedway (“Miami”). These increases are partially offset by the net decrease in admissions related to the previously noted non-comparable events. Admissions for the six month period are impacted by the previously mentioned factors as well as a decrease in attendance related to the first fiscal quarter events at California, which are largely offset by increased attendance and weighted average ticket prices for certain NASCAR events conducted during Speedweeks at Daytona supporting our sold out Daytona 500.
Motorsports related revenue increased approximately $13.2 million, or 14.9%, and $27.3 million, or 14.4%, during the three and six months ended May 31, 2006, respectively, as compared to the same respective periods of the prior year. Approximately two-thirds of the increases are attributable to television broadcast and ancillary rights fees for our NASCAR NEXTEL Cup and Busch series events during the periods. Marketing partnership, suite and hospitality, advertising, track rental, licensing and other service revenues also contributed to the increases. These increases are partially offset by the net decrease in revenue from the previously mentioned non-comparable events.
Food, beverage and merchandise revenue increased approximately $251,000, or 1.4%, and $1.7 million, or 3.0%, during the three and six months ended May 31, 2006, respectively, as compared to the same respective periods of the prior year. The increase during the three month period is primarily related to a net increase in attendance and the rescheduling due to inclement weather of the NASCAR NEXTEL Cup event at Talladega, which resulted in incremental sales. The increase in the six month period is impacted by the previously mentioned factors as well as increased attendance and catering sales during Speedweeks at Daytona, partially offset by decreased gift shop sales and a decrease in attendance for the first fiscal quarter events at California.
Prize and point fund monies and NASCAR sanction fees increased approximately $2.9 million, or 9.3%, and $6.0 million, or 9.5%, during the three and six months ended May 31, 2006, respectively, as compared to the same respective periods of the prior year. Over three-quarters of the increases are attributable to the increased television broadcast rights fees for the NASCAR NEXTEL Cup and Busch series events during the period as standard NASCAR sanctioning agreements require that a specified percentage of television broadcast rights fees be paid to competitors.
Motorsports related expenses increased approximately $1.2 million, or 3.7%, and $3.5 million, or 5.9%, during the three and six months ended May 31, 2006, respectively, as compared to the same respective periods of the prior year. These increases are attributable to event related expenses for comparable events during the periods, certain consumer marketing sales initiatives and a net increase in a variety of other costs partially offset by the net decrease in expenses for the previously noted non-comparable events. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue decreased slightly for the three and six months ended May 31, 2006 as compared to the same periods of the prior year, with the increase in television broadcast rights fees largely offset by the previously noted expense increases.
Food, beverage and merchandise expense decreased approximately $603,000, or 5.0%, and $69,000, or 0.3%, during the three and six months ended May 31, 2006, respectively, as compared to the same respective periods of the prior year. These decreases are primarily attributable to margin improvement on certain catering and concession sales and a net decrease in expense related to non-comparable events, partially offset by variable costs associated with higher sales related to an increase in attendance for certain events and the rescheduled event at Talladega. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue decreased to approximately 62.8% and 61.4% for the three and six months ended May 31, 2006, respectively, as compared to 67.0% and 63.4% for the same respective periods in the prior year. The margin improvement is primarily due to improved catering and concession margins.
General and administrative expenses increased approximately $4.6 million, or 20.1%, and $5.0 million, or 10.7%, during the three and six months ended May 31, 2006, respectively, as compared to the same respective periods of the prior year. These increases are primarily related to legal fees, the recovery in the second fiscal quarter of 2005 of a portion of the previously recorded bad debt expense related to our claim against CART for the return of the 2003 sanction fee for the event that was canceled due to wildfires in Southern California at the time and a net increase in certain costs related to the growth of our core business, partially offset by certain state taxes and non-recurring losses in the prior year. General and administrative expenses as a percentage of total revenues increased to approximately 16.1% and 14.0% for the three and six months ended May 31, 2006, respectively, as compared to 14.7% and 13.7% for the same respective periods in the prior year. The increase is primarily due to the previously discussed increases in legal fees, the bad debt recovery in the second quarter of 2005 and net increases in other general and administrative expenses, partially offset by increases in television broadcast rights fees and other revenues.
Depreciation and amortization expense increased approximately $1.2 million, or 9.5%, and $2.8 million, or 11.4%, during the three and six months ended May 31, 2006, respectively, as compared to the same respective periods of the prior year. The increase during the three month period is primarily attributable to the Michigan front stretch reconfiguration, suite and seat additions at Miami and Phoenix and other ongoing capital improvements. The increase during the six month period is impacted by the previously mentioned factors as well as depreciation related to the Daytona infield renovation completed in the first quarter of 2005.
Interest income decreased by approximately $281,000, or 20.5%, and $317,000 or 13.6%, during the three and six months ended May 31, 2006, respectively, as compared to the same respective periods of the prior year. These decreases were primarily due to lower average cash and short-term investment balances partially offset by higher yields in the current period.
Interest expense decreased approximately $473,000, or 14.3%, and increased approximately $540,000, or 8.5%, during the three and six months ended May 31, 2006, respectively, as compared to the same respective periods of the prior year. The decrease in interest expense is primarily due to lower fees related to our Credit Facility and an increase in capitalized interest. This decrease is partially offset for the three month period and more than offset for the six month period by interest expense related to borrowings on our Credit Facility that were fully repaid early in our second fiscal quarter.
Equity in net loss from equity investments represents our pro rata share of the current loss from our 37.5% equity investment in Raceway Associates, LLC (“Raceway Associates”) and our 50.0% equity investment in SMISC. Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway. Because of the seasonal concentration of racing events, the results of operations for the three- and six-month periods ended May 31, 2006 and 2005 are not indicative of the results to be expected for the year.
Our effective income tax rate decreased to approximately 36.3% and 38.2% for the three- and six-month periods ended May 31, 2006, respectively, as compared to 39.1% and 39.5% for the same respective periods of the prior year. These decreases are primarily a result of one time benefits relating to discreet items in the second fiscal quarter of fiscal 2006, including the implementation of certain restructuring initiatives and the finalization of certain state tax matters. Deposits made during the third quarter of fiscal

2005 with the Internal Revenue Service (“Service”) to stop the accrual of interest on contested items in our ongoing federal tax examination also contributed to the decreased rate. We expect our annual effective income tax rate for fiscal 2006 to range from 38.5% to 39.0% as a result.
As a result of the foregoing, our income from continuing operations increased from approximately $26.5 million to approximately $30.7 million, or 15.8%, during the three months ended May 31, 2006, as compared to the same period of the prior year and from approximately $67.7 million to approximately $74.9 million, or 10.6%, during the six months ended May 31, 2006, as compared to the same period of the prior year.
The operations of Nazareth Speedway are presented as discontinued operations, net of tax, for all periods presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144.
As a result of the foregoing, net income increased from approximately $26.5 million, or $0.50 per diluted share, to approximately $30.7 million, or $0.58 per diluted share, during the three months ended May 31, 2006, as compared to the same period of the prior year and from approximately $67.6 million, or $1.27 per diluted share, to approximately $74.7 million, or $1.40 per diluted share, during the six months ended May 31, 2006, as compared to the same period of the prior year.
Liquidity and Capital Resources
General
We have historically generated sufficient cash flow from operations to fund our working capital needs and capital expenditures at existing facilities, as well as to pay an annual cash dividend. In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance of long-term debt, borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects. At May 31, 2006, we had cash, cash equivalents and short-term investments totaling approximately $121.9 million, $300.0 million principal amount of senior notes outstanding and a debt service funding commitment of approximately $69.0 million principal amount related to the taxable special obligation revenue (“TIF”) bonds issued by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”). We had a working capital deficit of approximately $51.9 million at May 31, 2006, compared to working capital of $14.9 million at November 30, 2005. The reduction in our working capital during the six months ended May 31, 2006, is primarily attributable to our additional investment in SMISC of approximately $124.6 million, for its purchase of Action as well as capital expenditures during this period.
Our liquidity is primarily generated from our ongoing motorsports operations, and we expect our strong operating cash flow to continue in the future. In addition, as of May 31, 2006, we have approximately $300.0 million available to draw upon under our revolving credit facility (“Credit Facility”), if needed. See “Future Liquidity” for additional disclosures relating to our Credit Facility and certain risks that may affect our near term operating results and liquidity.
Cash Flows
Net cash provided by operating activities was approximately $161.1 million for the six months ended May 31, 2006, compared to approximately $129.9 million for the six months ended May 31, 2005. The difference between our net income of approximately $74.7 million and the approximately $161.1 million of operating cash flow was primarily attributable to:
•	an increase in deferred income of approximately $78.9 million;

•	depreciation and amortization expense of approximately $27.2 million;

•	deferred income taxes of approximately $8.9 million;

•	an increase in income taxes payable of approximately $5.2 million;

•	losses from equity investments of approximately $4.7 million; and

•	an increase in accounts payable and other liabilities of approximately $2.8 million.
These differences were partially offset by an increase in accounts receivable of approximately $30.4 million and an increase in inventories, prepaid expenses and other assets of approximately $12.4 million.
Net cash used in investing activities was approximately $205.1 million for the six months ended May 31, 2006, compared to approximately $189.0 million for the six months ended May 31, 2005. Our use of cash for investing activities reflects approximately $124.6 million for our equity investment in SMISC in connection with its acquisition of Action, purchases of short-term investments of approximately $77.7 million and approximately $54.3 million in capital expenditures. This use of cash is partially offset by approximately $50.6 million in proceeds from the sale of short-term investments.
Net cash used in financing activities was approximately $130,000 for the six months ended May 31, 2006, compared to approximately $7.2 million for the six months ended May 31, 2005. Cash used in financing activities reflects the reacquisition of previously issued common stock of approximately $460,000. This use of cash is partially offset by approximately $185,000 in excess tax benefits relating to stock-based compensation and approximately $145,000 received from exercise of Class A common stock options. We also borrowed and repaid approximately $80.0 million under our Credit Facility during this period.
Capital Expenditures
Capital expenditures totaled approximately $54.3 million for the six months ended May 31, 2006, compared to approximately $166.2 million for the six months ended May 31, 2005. The capital expenditures during the six months ended May 31, 2006, consisted primarily of seat, suite and club additions at Phoenix, seat additions at Darlington and capital expenditures related to the potential major speedway development in the New York City Borough of Staten Island (see “Future Liquidity”). The remaining capital expenditures were related to a variety of other improvements and renovations to our facilities.
At May 31, 2006, we have approximately $118.8 million in capital projects currently approved for our existing facilities. These projects include the acquisition of land and land improvements at various facilities for expansion of parking, camping capacity and other uses, the repaving of Talladega’s racing surface, the renovation and expansion of California’s front midway area, and a variety of other improvements and renovations to our facilities that enable us to effectively compete with other sports venues for consumer and corporate spending.
As a result of these currently approved projects and estimated additional approvals in fiscal 2006, we expect our total fiscal 2006 capital expenditures at our existing facilities will be approximately $80.0 million to $90.0 million, depending on the timing of certain projects.
We review the capital expenditure program periodically and modify it as required to meet current business needs.
Future Liquidity
On April 23, 2004, we completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, we completed an offer to exchange the senior notes for registered senior notes with substantially identical terms (“2004 Senior Notes”). At May 31, 2006, outstanding 2004 Senior Notes totaled approximately $301.0 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 4.2% and are due April 2009, and $150.0 million principal amount unsecured senior notes, which bear interest at 5.4% and are due April 2014. The 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Our subsidiaries are guarantors of the 2004 Senior Notes.
In January 1999, the Unified Government issued approximately $71.3 million in TIF bonds in connection with the financing of construction of Kansas Speedway. At May 31, 2006, outstanding TIF bonds totaled approximately $67.9 million, net of the unamortized discount, which is comprised of a $19.3 million principal amount, 6.15% term bond due December 1, 2017 and a $49.7 million principal amount, 6.75% term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by our wholly-owned subsidiary, Kansas Speedway Corporation. Principal (mandatory redemption) payments per the Funding Commitment are payable by Kansas Speedway Corporation on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. Kansas Speedway Corporation granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway’s boundaries and are not our obligation. Kansas Speedway Corporation has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At May 31, 2006, the Unified Government had approximately $4.3 million in 2002 STAR Bonds outstanding. Under a keepwell agreement, we have agreed to provide financial assistance to Kansas Speedway Corporation, if necessary, to support its guarantee of the 2002 STAR Bonds.
Our $300.0 million Credit Facility was scheduled to mature in September 2008, and accrued interest at LIBOR plus 62.5 - 150 basis points, based on our highest debt rating as determined by specified rating agencies. At May 31, 2006, we did not have any borrowings outstanding under the Credit Facility. On June 16, 2006, we entered into a $300.0 million revolving credit facility (“2006 Credit Facility”). The 2006 Credit Facility contains a feature that allows us to increase the credit facility to a total of $500.0 million, subject to certain conditions. Upon execution of the 2006 Credit Facility, we terminated our then existing $300.0 million Credit Facility. The 2006 Credit Facility is scheduled to mature in June 2011, and accrues interest at LIBOR plus 30.0 — 80.0 basis points, based on our highest debt rating as determined by specified rating agencies.
We are a member of Motorsports Alliance, LLC (“Motorsports Alliance”) (owned 50% by us and 50% by Indianapolis Motor Speedway LLC), which owns 75% of Raceway Associates. Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway. Raceway Associates has a term loan arrangement, which requires quarterly principal and interest payments and matures November 15, 2012, and a $15 million secured revolving credit facility, which matures in September 2008. At May 31, 2006, Raceway Associates had approximately $30.8 million outstanding under its term loan and no borrowings outstanding under its existing credit facility. Under a keepwell agreement, the members of Motorsports Alliance have agreed to provide financial assistance to Raceway Associates, if necessary, on a pro rata basis to support performance under its term loan and credit facility.
We have guaranteed minimum royalty payments under certain agreements through December 2015, with a remaining maximum exposure at May 31, 2006, of approximately $12.5 million.
During fiscal 1999, we announced our intention to search for a site for a major motorsports entertainment facility in the New York metropolitan area. Our efforts included the evaluation of many different locations. Ultimately we identified a combination of land parcels in the New York City borough of Staten Island aggregating approximately 677 acres that could potentially be utilized for the development of a major motorsports entertainment and retail development project. In the aggregate these parcels represent the largest block of undeveloped land in the five boroughs of New York City. Our majority-owned subsidiary, 380 Development, LLC (“380 Development”), purchased the total 677 acres for approximately $110.4 million. The minority member of 380 Development is a subsidiary of The Related Companies (“Related”), a real estate development specialist whose developments include the Time Warner Center in Manhattan and the Gateway Center in Brooklyn. There are operating and development agreements between us and Related which will govern the development and operation of the planned project and impose mutual and reciprocal obligations on the parties with respect to the project. In addition, Related’s approximately 12.4% membership interest in 380 Development is pledged to secure a note to us for Related’s proportionate share of the agreed project development expenses until such time as the status of project approval is ultimately determined. The proposed project is expected to consist of a three-quarter-mile, high-banked motorsports facility with approximately 80,000 grandstand seats and 64 luxury suites, complemented by a 50-acre retail center featuring nationally known stores offering year-round shopping opportunities. Upon successful completion of the permitting process, the site will be divided with ISC retaining 100% ownership of the land for the motorsports entertainment facility and Related retaining 100% ownership of the land for the retail center. We currently expect the speedway portion of the development will cost between $550 and $600 million, including the aforementioned land purchases, and could open at the earliest in 2010. While we believe a facility in New York provides significant long-term strategic value for us, these property acquisitions were only small steps in a long and complex process. In addition to building grassroots support for the project and working closely with the appropriate governmental agencies responsible for approval and permitting, we continue to conduct a detailed feasibility study to further analyze construction costs, determine the level of available public incentives, and review environmental impacts including traffic, noise, air quality and remediation required, if any. Whether we ultimately construct a speedway or pursue alternative options for the development of this prime New York real estate will largely depend on the results of this study.
In light of NASCAR’s publicly announced position regarding additional potential realignment of the NASCAR NEXTEL Cup Series schedule, we also believe there are potential development opportunities in other new, underserved markets across the country. As such, we have been and are exploring opportunities for public/private partnerships targeted to develop one or more motorsports facilities in new markets, including the Northwest US. In June 2005, we announced we had identified a preferred site for the development of a motorsports facility in Kitsap County, Washington, approximately 20 miles outside of Seattle, Washington, the country’s 13th largest media market. We have secured an option to purchase approximately 950 acres for the potential future home of an 81,500-seat, state-of-the-art venue, which could open in 2011. We are conducting ongoing project due diligence to review environmental impacts including traffic, noise, air quality, and others, if any. In November 2005, we announced a public-private partnership financing proposal for a $345 million motorsports and multi-use recreational facility where we, through our wholly-owned subsidiary Great Western Sports Inc., would pay approximately $166 million, or nearly half of the project cost. Kitsap, Pierce and Mason Counties would form a tri-county Public Speedway Authority (“PSA”) to issue bonds that would help finance construction of the speedway. These bonds would be repaid through a sales tax credit issued by the state to the PSA, and from a local tax on the facility. State legislation is required to create the PSA and authorize the issuance of general obligation bonds to help finance the project. The PSA would also have to be approved by each of the counties. We are currently evaluating all options available to us, including introducing the necessary legislation in the full 2007 session of the Washington Legislature, and will decide on the best course of action for the project later this year. While we remain optimistic about our ability to construct a motorsports and multi-use recreational facility in this region of the country, it is too early to tell if the necessary public participation will materialize or if it will be sufficient to allow for the development of such a facility.
The Service is currently performing a periodic examination of our federal income tax returns for the years ended November 30, 1999 through 2004 and has challenged the tax depreciation treatment of a significant portion of our motorsports entertainment facility assets. In fiscal 2005, we received reports from the Service requesting downward adjustments to our tax depreciation expense for the fiscal years ended November 30, 1999 through 2002, which could potentially result in the reclassification of approximately $63.6 million of income taxes from deferred to current. Including related interest, the combined after-tax cash flow impact of these requested adjustments is approximately $79.4 million. In order to prevent incurring additional interest, we deposited approximately $79.4 million for the fiscal years ended November 30, 1999 through 2002, with the Service in June 2005. Additional adjustments to our tax depreciation expense are expected to be requested later by the Service for fiscal years ended November 30, 2003 and 2004. Accordingly, to further prevent incurring interest we deposited an additional approximately $17.5 million with the Service in late June 2005 related to the anticipated federal tax adjustments for fiscal year 2003. Including related interest, we estimate the combined after-tax cash flow impact of these additional federal tax adjustments for fiscal 2004 and 2005, and related state tax revisions for all periods, to range between $50.0 million and $60.0 million at May 31, 2006. Our deposits are not a payment of tax, and we will receive accrued interest on any of these funds ultimately returned to us. At May 31, 2006, the approximately $96.9 million of previously discussed deposits with the Service are classified as long-term assets in our consolidated financial statements. We believe that our application of the federal income tax regulations in question, which have been applied consistently since being adopted in 1986 and have been subjected to previous IRS audits, is appropriate, and we intend to vigorously defend the merits of our position. Once commenced by the Service, the administrative appeals process is expected to take six to 15 months to complete. If our appeal is not resolved satisfactorily, we will evaluate all of our options, including litigation. It is important to note the Federal American Jobs Creation Act of 2004 legislation, which was effective on October 23, 2004, provides owners of motorsports entertainment facility assets a seven-year recovery period for tax depreciation purposes. The motorsports provision applies prospectively from the date of enactment through January 1, 2008. We and others in the industry are pursuing a permanent seven-year prospective tax depreciation provision. In accordance with SFAS No. 109 “Accounting for Income Taxes,” we have accrued a deferred tax liability based on the differences between our financial reporting and tax bases of such assets in our consolidated balance sheet as of May 31, 2006. While an adverse resolution of these matters could result in a material negative impact on cash flow, including payment of taxes from amounts currently on deposit with the Service, we believe that we have provided adequate reserves related to these matters including interest charges through May 31, 2006 totaling approximately $11.8 million, and, as a result, do not expect that such an outcome would have a material adverse effect on results of operations.
In May 2005, we announced we are pursuing a joint venture for the development of a commercial mixed-use entertainment shopping center project on approximately 50 acres we currently own. Located directly across U.S. Highway 92 from our Daytona facility, the acreage currently includes several office buildings that house our corporate headquarters and certain related operations of ours and NASCAR, as well as a limited number of other tenants. The total project, which will be developed by us and the joint venture, is estimated to be constructed at a cost in excess of $75 million and would be comprised of retail, entertainment, office and residential components designed to complement surrounding commercial developments. In May 2006, we terminated our relationship with Casto Lifestyle Properties, LP and are currently evaluating potential developers for the joint venture. We are also completing our detailed feasibility study in which a number of key issues will be addressed. Provided we are able to enter into an agreement with a suitable developer and the results of the feasibility study are favorable and appropriate leasing considerations are attained, we expect to move forward with the project within the next three to six months. If we proceed with the project it is expected that certain of our existing corporate headquarter offices and other buildings, which are not currently fully depreciated, will be razed during the next 9 to 24 months resulting in a yet to be determined, non-cash charge to earnings.
Our cash flow from operations consists primarily of ticket, hospitality, merchandise, catering and concession sales and contracted revenues arising from television broadcast rights and marketing partnerships. We believe that cash flows from operations, along with existing cash, cash equivalents, short-term investments and available borrowings under our 2006 Credit Facility, will be sufficient to fund:
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
While we expect our strong operating cash flow to continue in the future, our financial results depend significantly on a number of factors relating to consumer and corporate spending, including economic conditions affecting marketing dollars available from the motorsports industry’s principal sponsors. Consumer and corporate spending could be adversely affected by economic, security and other lifestyle conditions resulting in lower than expected future operating cash flows. General economic conditions were significantly and negatively impacted by the September 11, 2001 terrorist attacks and the war in Iraq and could be similarly affected by any future attacks or fear of such attacks, or by conditions resulting from other acts or prospects of war. Any future attacks or wars or related threats could also increase our expenses related to insurance, security or other related matters. Also, our financial results could be adversely impacted by a widespread outbreak of a severe epidemiological crisis. The items discussed above could have a singular or compounded material adverse affect on our financial success and future cash flow.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the six months ended May 31, 2006, there have been no material changes in our market risk exposures.
ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES
Subsequent to May 31, 2006, and prior to the filing of this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at May 31, 2006, and during the period prior to the filing of this report.
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
In addition to such routine litigation incident to our business, we are a party to another legal proceeding described below.
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
ITEM 6. EXHIBITS
(a) Exhibits

Exhibit
Number	Description of Exhibit
3.1	Articles of Amendment of the Restated and Amended Articles of Incorporation of the Company, as filed with the Florida Department of State on July 26, 1999 (incorporated by reference from exhibit 3.1 of the Company’s Report on Form 8-K dated July 26, 1999)

3.2	Conformed copy of Amended and Restated Articles of Incorporation of the Company, as amended as of July 26, 1999 (incorporated by reference from exhibit 3.2 of the Company’s Report on Form 8-K dated July 26, 1999)

3.3	Conformed copy of Amended and Restated By-Laws of the Company, as amended as of April 9, 2003. (incorporated by reference from exhibit 3.3 of the Company’s Report on Form 10-Q dated April 10, 2003)

10.1	Conformed copy of $300,000,000 Credit Agreement dated as of June 16, 2006 among the Company, certain Domestic Subsidiaries of the Company from time to time party thereto, the Lenders parties thereto and Wachovia Bank, National Association, as Administrative Agent — filed herewith

Exhibit
Number	Description of Exhibit
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer — filed herewith

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer — filed herewith

31.3	Rule 13a-14(a) / 15d-14(a) Certification of Chief Accounting Officer — filed herewith

32	Section 1350 Certification — filed herewith
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SPEEDWAY CORPORATION
(Registrant)
Date:	7/7/2006	/s/ Susan G. Schandel

Susan G. Schandel, Senior Vice President
& Chief Financial Officer