Form 10-Q
period 2006-08-31
INTERNATIONAL SPEEDWAY CORP
filed 2006-10-06
CIK 51548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2006
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
INTERNATIONAL SPEEDWAY CORPORATION
(Exact name of registrant as specified in its charter)

FLORIDA (State or other jurisdiction of incorporation)	O-2384 (Commission File Number)	59-0709342 (I.R.S. Employer Identification No.)

1801 WEST INTERNATIONAL SPEEDWAY BOULEVARD, DAYTONA BEACH, FLORIDA (Address of principal executive offices)	32114 (Zip code)
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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑            Accelerated filer ☐            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Class A Common Stock	31,134,513 shares	as of August 31, 2006.
Class B Common Stock	22,241,717 shares	as of August 31, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30, 2005	August 31, 2006
	(Unaudited)
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$130,758	$42,286
Short-term investments	8,200	80,300
Receivables, less allowance of $1,500 in 2005 and 2006	45,557	55,401
Inventories	6,528	6,427
Prepaid expenses and other current assets	6,335	30,213

Total Current Assets	197,378	214,627

Property and Equipment, net of accumulated depreciation of $315,313 and $356,747, respectively	1,178,682	1,218,056
Other Assets:
Equity investments	51,160	176,365
Intangible assets, net	149,464	149,350
Goodwill	99,507	99,507
Deposits with Internal Revenue Service	96,913	96,913
Other	23,965	24,166

	421,009	546,301

Total Assets	$1,797,069	$1,978,984

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$635	$635
Accounts payable	19,274	20,630
Deferred income	123,870	180,063
Income taxes payable	20,067	19,545
Other current liabilities	18,645	23,882

Total Current Liabilities	182,491	244,755

Long-Term Debt	368,387	368,168
Deferred Income Taxes	194,825	208,287
Long-Term Deferred Income	11,342	11,145
Other Long-Term Liabilities	69	31
Commitments and Contingencies	—	—
Shareholders' Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 29,215,778 and 30,935,853 issued and outstanding at November 30, 2005 and August 31, 2006, respectively	292	309
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 23,928,058 and 22,241,717 issued and outstanding at November 30, 2005 and August 31, 2006, respectively	239	222
Additional paid-in capital	695,658	697,672
Retained earnings	343,766	448,395

Total Shareholders' Equity	1,039,955	1,146,598

Total Liabilities and Shareholders' Equity	$1,797,069	$1,978,984

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Three Months Ended
	August 31, 2005	August 31, 2006
	(Unaudited)
	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$58,911	$56,918
Motorsports related	85,219	100,541
Food, beverage and merchandise	20,316	19,410
Other	2,073	2,023

	166,519	178,892

EXPENSES:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	26,411	30,320
Motorsports related	32,493	41,620
Food, beverage and merchandise	13,573	12,430
General and administrative	24,934	28,391
Depreciation and amortization	13,089	14,323

	110,500	127,084

Operating income	56,019	51,808
Interest income	1,224	1,363
Interest expense	(3,225)	(2,713)
Equity in net income from equity investments	5,938	5,451

Income from continuing operations before income taxes	59,956	55,909
Income taxes	23,152	21,610

Income from continuing operations	36,804	34,299
Loss from discontinued operations, net of income tax benefits of $68 and $60	(52)	(27)

Net income	$36,752	$34,272

Basic earnings per share:
Income from continuing operations	$0.69	$0.64
Loss from discontinued operations	—	—

Net income	$0.69	$0.64

Diluted earnings per share:
Income from continuing operations	$0.69	$0.64
Loss from discontinued operations	—	—

Net income	$0.69	$0.64

Dividends per share	$—	$—

Basic weighted average shares outstanding	53,141,565	53,177,570

Diluted weighted average shares outstanding	53,254,908	53,272,124

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Nine Months Ended
	August 31, 2005	August 31, 2006
	(Unaudited)
	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$163,205	$161,718
Motorsports related	274,188	316,788
Food, beverage and merchandise	59,176	59,435
Other	6,829	6,969

	503,398	544,910

EXPENSES:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	89,520	99,422
Motorsports related	92,220	104,886
Food, beverage and merchandise	38,212	37,000
General and administrative	71,176	79,589
Depreciation and amortization	37,538	41,565

	328,666	362,462

Operating income	174,732	182,448
Interest income	3,562	3,384
Interest expense	(9,585)	(9,613)
Equity in net income from equity investments	3,036	768

Income from continuing operations before income taxes	171,745	176,987
Income taxes	67,283	67,829

Income from continuing operations	104,462	109,158
Loss from discontinued operations, net of income tax benefits of $194 and $208	(144)	(146)

Net income	$104,318	$109,012

Basic earnings per share:
Income from continuing operations	$1.96	$2.05
Loss from discontinued operations	—	—

Net income	$1.96	$2.05

Diluted earnings per share:
Income from continuing operations	$1.96	$2.05
Loss from discontinued operations	—	—

Net income	$1.96	$2.05

Dividends per share	$0.06	$0.08

Basic weighted average shares outstanding	53,123,541	53,162,611

Diluted weighted average shares outstanding	53,236,759	53,262,895

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statement of Shareholders' Equity

	Class A Common	Class B Common			Total
	Stock $.01	Stock $.01	Additional	Retained	Shareholders'
	Par Value	Par Value	Paid-in Capital	Earnings	Equity

			(Unaudited) (In Thousands)
Balance at November 30, 2005	$292	$239	$695,658	$343,766	$1,039,955
Activity 12/1/05 - 8/31/06:
Comprehensive income:
Net income	—	—	—	109,012	109,012
Cash dividends ($.08 per share)	—	—	—	(4,270)	(4,270)
Exercise of stock options	—	—	145	—	145
Reacquisition of previously issued common stock	—	—	(347)	(113)	(460)
Conversion of Class B Common Stock to Class A Common Stock	17	(17)	—	—	—
Income tax benefit related to stock-based compensation	—	—	197	—	197
Stock-based compensation	—	—	2,019	—	2,019

Balance at August 31, 2006	$309	$222	$697,672	$448,395	$1,146,598

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Nine Months Ended
	August 31, 2005	August 31, 2006
	(Unaudited)
	(In Thousands)
OPERATING ACTIVITIES
Net income	$104,318	$109,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,538	41,565
Stock-based compensation	1,436	2,019
Amortization of financing costs	430	410
Deferred income taxes	17,970	13,462
Income from equity investments	(3,036)	(768)
Excess tax benefits relating to stock-based compensation	—	(185)
Other, net	431	(105)
Changes in operating assets and liabilities:
Receivables, net	4,748	(9,844)
Inventories, prepaid expenses and other assets	(25,160)	(23,866)
Deposits with Internal Revenue Service	(96,913)	—
Accounts payable and other liabilities	(5,614)	6,957
Deferred income	57,681	55,996
Income taxes	(10,629)	(325)

Net cash provided by operating activities	83,200	194,328

INVESTING ACTIVITIES
Capital expenditures	(203,535)	(81,282)
Proceeds from asset disposals	29	161
Purchase of equity investments	—	(124,565)
Acquisition of business	(764)	—
Proceeds from affiliate	487	128
Proceeds from short-term investments	305,025	52,050
Purchases of short-term investments	(284,600)	(124,150)
Other, net	114	(374)

Net cash used in investing activities	(183,244)	(278,032)

FINANCING ACTIVITIES
Proceeds under credit facility	—	80,000
Payments under credit facility	—	(80,000)
Payment of long-term debt	(7,000)	—
Cash dividends paid	(3,199)	(4,270)
Exercise of Class A common stock options	430	145
Excess tax benefits relating to stock-based compensation	—	185
Reacquisition of previously issued common stock	(511)	(460)
Deferred financing costs	(10)	(368)

Net cash used in financing activities	(10,290)	(4,768)

Net decrease in cash and cash equivalents	(110,334)	(88,472)
Cash and cash equivalents at beginning of period	160,978	130,758

Cash and cash equivalents at end of period	$50,644	$42,286

See accompanying notes.

International Speedway Corporation
Notes to Consolidated Financial Statements
August 31, 2006
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
Unless indicated otherwise, all disclosures in the notes to the consolidated financial statements relate to continuing operations. Certain prior period reclassifications have been made to conform to the financial presentation at August 31, 2006.
Because of the seasonal concentration of racing events, the results of operations for the three- and nine-month periods ended August 31, 2005 and 2006 are not indicative of the results to be expected for the year.
Income Taxes: Income taxes have been provided for using the liability method. Under this method the Company's estimates of deferred income taxes and the significant items giving rise to deferred tax assets and liabilities reflect its assessment of actual future taxes to be paid on items reflected in its financial statements, giving consideration to both timing and probability of realization.
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
2. New Accounting Pronouncements
In December 2004 the Financial Accounting Standards Board issued revised Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share-Based Payment." SFAS No. 123(R) sets accounting requirements for "share-based" compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123(R) is effective in annual periods beginning after June 15, 2005. The Company adopted SFAS No. 123(R) in the first quarter using the modified-prospective-transition method and currently discloses the pro forma effect on net income and earnings per share of the fair value recognition provisions of SFAS No. 123(R) for periods prior to adoption. The Company's adoption of SFAS No. 123(R) did not have a material impact on its financial position, results of operations or cash flows. See Note 3 for further information and the required disclosures under SFAS No. 123(R).
In June 2006 the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential impact that the adoption of this interpretation will have on its financial position and results of operations.

In June 2006 the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 06-03, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement." EITF No. 06-03 addresses the accounting for externally imposed taxes on revenue-producing transactions that take place between a seller and its customer, including, but not limited to sales, use, value added, and certain excise taxes. EITF No. 06-03 also provides guidance on the disclosure of an entity's accounting policies for presenting such taxes on a gross or net basis and the amount of such taxes reported on a gross basis. EITF No. 06-03 is effective for interim and fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential effect that the adoption of this EITF will have on its financial statements.
In September 2006 the FASB issued SFAS No. 157, "Fair Value Measurements" which establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. SFAS No 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the potential impact that the adoption of this statement will have on its financial position and results of operations.
3. Long-Term Stock Incentive Plan
The Company's 1996 Long-Term Stock Incentive Plan (the "1996 Plan") authorizes the grant of stock options (incentive and nonqualified), stock appreciation rights and restricted stock. The Company has reserved an aggregate of 1,000,000 shares (subject to adjustment for stock splits and similar capital changes) of the Company's Class A Common Stock for grants under the 1996 Plan. The 1996 Plan terminated in September 2006. All unvested stock options and restricted stock granted prior to the termination will continue to vest and will continue to be exercisable in accordance with their original terms.
Prior to December 1, 2005 the Company accounted for the 1996 Plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." The Company recognized stock-based compensation cost on its restricted shares awarded on the accelerated method over their vesting periods equal to the fair market value of these shares on the date of award. No stock-based employee compensation cost was reflected in the Consolidated Statement of Operations relating to stock options for the three and nine months ended August 31, 2005, as all options granted under the 1996 Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.
Effective December 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment," using the modified-prospective-transition method and accordingly prior periods have not been restated to reflect the impact of SFAS 123(R). Under that transition method, compensation cost recognized during the three and nine months ended August 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense for the three and nine months ended August 31, 2006, totaled approximately $736,000 and $2.0 million, respectively. Stock-based compensation expense for the three and nine months ended August 31, 2005, totaled approximately $520,000 and $1.4 million, respectively, under the intrinsic value method in accordance with APB No. 25.
As a result of adopting SFAS No. 123(R) on December 1, 2005, the Company's income before income taxes and net income are approximately $124,000 and $77,000 lower, respectively, for the three months ended August 31, 2006, and approximately $318,000 and $196,000 lower, respectively, for the nine months ended August 31, 2006, than if it had continued to account for share-based compensation under APB Opinion No. 25. The adoption of SFAS No. 123(R) had no impact on basic and diluted earnings per share for the three and nine months ended August 31, 2006.
Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the vesting of restricted stock awards and exercise of stock options as operating cash flows in the

Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for restricted stock awards and options ("excess tax benefits") to be classified as financing cash flows. The $185,000 excess tax benefits relating to stock-based compensation classified as a financing cash inflow would have been classified as an operating cash inflow prior to the adoption of SFAS No. 123(R).
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation after giving consideration to potential forfeitures for the three and nine months ended August 31, 2005. For purposes of this pro forma disclosure, the fair value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options' vesting periods (in thousands, except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	August 31, 2005	August 31, 2005
Net income, as reported	$36,752	$104,318
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	317	875
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(371)	(999)

Pro forma net income	$36,698	$104,194

Earnings per share:
Basic — as reported	$0.69	$1.96

Basic — pro forma	$0.69	$1.96

Diluted — as reported	$0.69	$1.96

Diluted — pro forma	$0.69	$1.96

Restricted Stock Awards
Restricted stock awarded under the 1996 Plan generally is subject to forfeiture in the event of termination of employment prior to vesting dates. Prior to vesting, the 1996 Plan participants own the shares and may vote and receive dividends, but are subject to certain restrictions. Restrictions include the prohibition of the sale or transfer of the shares during the period prior to vesting of the shares. The Company also has the right of first refusal to purchase any shares of stock issued under the 1996 Plan which are offered for sale subsequent to vesting. The Company records stock-based compensation cost on its restricted shares awarded on the accelerated method over the requisite service period.
Restricted stock of the Company's Class A Common Stock awarded under the 1996 Plan generally vest at the rate of 50% of each award on the third anniversary of the award date and the remaining 50% on the fifth anniversary of the award date.
The fair value of nonvested restricted stock is determined based on the opening trading price of the Company's Class A Common Stock on the grant date. The Company granted 53,599 and 60,015 shares of restricted stock awards of the Company's Class A Common Stock during the nine months ended August 31, 2005 and 2006, respectively, to certain officers and managers under the 1996 Plan. The weighted average grant date fair value of these restricted stock awards was $54.23 and $50.90 per share, respectively.

A summary of the status of the Company's restricted stock as of August 31, 2006, and changes during the nine months ended August 31, 2006, is presented below:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Grant-Date	Remaining	Intrinsic
	Restricted	Fair Value	Contractual	Value
	Shares	(Per Share)	Term (Years)	(in thousands)

Unvested at November 30, 2005	178,566	$45.21
Granted	60,015	50.90
Vested	(39,104)	38.62
Forfeited	(817)	50.46

Unvested at August 31, 2006	198,660	48.21	3.2	$9,615

As of August 31, 2006, there was approximately $5.5 million of total unrecognized compensation cost related to unvested restricted stock awards granted under the 1996 Plan. This cost is expected to be recognized over a weighted-average period of 3.2 years. No restricted stock awards vested during the three months ended August 31, 2005 and 2006, respectively. The total fair value of restricted stock awards vested during the nine months ended August 31, 2005 and 2006, was approximately $2.3 million and $2.0 million, respectively.
Nonqualified and Incentive Stock Options
A portion of each non-employee director's compensation for their service as a director is through awards of options to acquire shares of the Company's Class A Common Stock under the 1996 Plan. These options become exercisable one year after the date of grant and expire on the tenth anniversary of the date of grant. The Company also grants options to certain non-officer managers to purchase the Company's Class A Common Stock under the 1996 Plan. These options generally vest over a two and one-half year period and expire on the tenth anniversary of the date of grant. The Company records stock-based compensation cost on its stock options awarded on the straight-line method over the requisite service period.
The fair value of each option granted is estimated on the grant date using the Black-Scholes-Merton option-pricing valuation model that uses the assumptions noted in the following table. Expected volatilities are based on implied volatilities from historical volatility of the Company's stock and other factors. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is estimated based on historical exercise behavior and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2005	2006
Expected volatility	25.3%	24.8%-32.8%
Weighted average volatility	25.3%	27.3%
Expected dividends	0.11%	0.16%
Expected term (in years)	5.0	5.1-6.8
Risk-free rate	3.2%	5.0%-5.1%

A summary of option activity under the 1996 Plan as of August 31, 2006, and changes during the nine months then ended is presented below:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
		Average	Contractual	Value
Options	Shares	Exercise Price	Term (Years)	(in thousands)

Outstanding at November 30, 2005	126,622	$46.28
Granted	33,417	46.37
Exercised	(3,666)	39.68
Forfeited	(11,334)	45.96

Outstanding at August 31, 2006	145,039	46.49	7.4	$502

Vested and expected to vest at August 31, 2006	142,805	$46.47	7.4	$497

Exercisable at August 31, 2006	92,601	$45.60	6.4	$386

The weighted average grant-date fair value of options granted during the three and nine months ended August 31, 2005 and 2006 was $16.17 and $16.60, respectively. The total intrinsic value of options exercised during the three months ended August 31, 2005 was approximately $70,000. No options were exercised during the three months ended August 31, 2006. The total intrinsic value of options exercised during the nine months ended August 31, 2005 and 2006 was approximately $180,000 and $32,000, respectively. Cash received from options exercised under the stock-based payment arrangements for the nine months ended August 31, 2006, was approximately $145,000. The actual tax benefit realized for the tax deductions from exercise of the stock options totaled approximately $12,000 for the nine months ended August 31, 2006.
As of August 31, 2006, there was approximately $619,000 of total unrecognized compensation cost related to unvested stock options granted under the 1996 Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years.
In April, 2006, the Company's shareholders' approved the 2006 Long-Term Incentive Plan (the "2006 Plan") which authorizes the grant of stock options (incentive and non-qualified), stock appreciation rights, restricted and unrestricted stock, cash awards and Performance Units (as defined in the 2006 Plan) to employees, consultants and advisors of the Company capable of contributing to the Company's performance. The Company has reserved an aggregate of 1,000,000 shares (subject to adjustment for stock splits and similar capital changes) of the Company's Class A Common Stock for grants under the 2006 Plan. Incentive Stock Options may be granted only to employees eligible to receive them under the Internal Revenue Code of 1996, as amended. The Board of Directors has appointed the Compensation Committee (the "Committee") to administer the 2006 Plan. Awards under the 2006 Plan will contain such terms and conditions not inconsistent with the 2006 Plan as the Committee in its discretion approves. The Committee has discretion to administer the 2006 Plan in the manner which it determines, from time to time, is in the best interest of the Company. There have been no awards granted under the 2006 Plan.

4. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three- and nine-month periods ended August 31 (in thousands, except share amounts):

	Three Months Ended		Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2005	2006	2005	2006

Basic and diluted:
Income from continuing operations	$36,804	$34,299	$104,462	$109,158
Loss from discontinued operations	(52)	(27)	(144)	(146)

Net income	$36,752	$34,272	$104,318	$109,012

Basic earnings per share denominator:
Weighted average shares outstanding	53,141,565	53,177,570	53,123,541	53,162,611

Basic earnings per share:
Income from continuing operations	$0.69	$0.64	$1.96	$2.05
Loss from discontinued operations	—	—	—	—

Net income	$0.69	$0.64	$1.96	$2.05

Diluted earnings per share denominator:
Weighted average shares outstanding	53,141,565	53,177,570	53,123,541	53,162,611
Common stock options	24,803	12,358	22,287	14,043
Contingently issuable shares	88,540	82,196	90,931	86,241

Diluted weighted average shares outstanding	53,254,908	53,272,124	53,236,759	53,262,895

Diluted earnings per share:
Income from continuing operations	$0.69	$0.64	$1.96	$2.05
Loss from discontinued operations	—	—	—	—

Net income	$0.69	$0.64	$1.96	$2.05

Anti-dilutive shares excluded in the computation of diluted earnings per share	—	69,539	—	45,919

5. Equity Investments
Equity method investments consist of the Company's interests in Motorsports Alliance, LLC ("Motorsports Alliance") and SMISC, LLC ("SMISC").
Motorsports Alliance (owned 50% by the Company and 50% by Indianapolis Motor Speedway, LLC), owns a 75% interest in Raceway Associates, LLC ("Raceway Associates"). Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway.
On August 30, 2005, the Company partnered with Speedway Motorsports Incorporated ("SMI") in a 50/50 joint venture, SMISC, which, through a wholly-owned subsidiary Motorsports Authentics, LLC, conducts business under the name Motorsports Authentics. Motorsports Authentics operates as an independent company with the Company and SMI as equal owners. Also on August 30, 2005, the Company announced that SMISC had entered into a definitive agreement dated August 29, 2005, to purchase the stock of Action Performance Companies, Inc. ("Action"). On December 9, 2005, SMISC purchased the stock of Action, which was structured as a merger of a wholly-owned subsidiary of Motorsports Authentics, LLC into Action.
The acquisition of Action resulted in an investment of approximately $124.6 million and was combined with the net assets and merchandising operations of Team Caliber, which Motorsports Authentics acquired on September 8, 2005. As a result of these acquisitions, Motorsports Authentics is now a leader in design, promotion, marketing and distribution of motorsports licensed merchandise. Motorsports Authentics has licenses for exclusive and non-exclusive distribution with teams competing in the National Association for Stock Car Auto Racing, Inc. ("NASCAR") and other major motorsports series. Its products include a broad range of motorsports-related die-cast replica collectibles, apparel, gifts and other memorabilia, which are marketed through a combination of mass retail, domestic wholesale, trackside, international and collector's club distribution channels.
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
In January 2006, the Company entered into an agreement with NZSW, LLC ("NZSW") for the sale of 158 acres, on which Nazareth Speedway is located, for approximately $18.8 million. Under the terms of the contract the sale transaction is expected to close within the next five months. Upon closing the transaction, the Company expects to record an after-tax gain from discontinued operations of approximately $6.0 to $7.0 million, or $0.11 to $0.13 per diluted share.
The operations of Nazareth were included in the Motorsports Event segment. In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations of Nazareth are presented as discontinued operations in all periods presented. During the three and nine months ended August 31, 2005 and 2006, there were no revenues recognized by Nazareth. Nazareth's pre-tax loss was approximately $120,000 and $338,000 during the three and nine months ended August 31, 2005, respectively, and approximately $329,000 and $596,000 during the three and nine months ended August 31, 2006, respectively. Nazareth's assets held for sale are included in property and equipment, net of accumulated depreciation, and totaled approximately $6.8 million at November 30, 2005 and August 31, 2006.
7. Goodwill and Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of the major classes of intangible assets relating to the Motorsports Event segment are as follows (in thousands):

	November 30, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Customer database	$500	$100	$400
Food, beverage and merchandise contracts	276	142	134

Total amortized intangible assets	776	242	534

Non-amortized intangible assets:
NASCAR — sanctioning agreements	148,000	—	148,000
Other	930	—	930

Total non-amortized intangible assets	148,930	—	148,930

Total intangible assets	$149,706	$242	$149,464

	August 31, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Customer database	$500	$175	$325
Food, beverage and merchandise contracts	276	174	102

Total amortized intangible assets	776	349	427

Non-amortized intangible assets:
NASCAR — sanctioning agreements	148,000	—	148,000
Other	923	—	923

Total non-amortized intangible assets	148,923	—	148,923

Total intangible assets	$149,699	$349	$149,350

The following table presents current and expected amortization expense of the existing intangible assets as of August 31, 2006 for each of the following periods (in thousands):

Aggregate amortization expense for the nine months ended August 31, 2006	$107
Estimated amortization expense for the year ending November 30:
2006	$143
2007	143
2008	143
2009	101
2010	1
There were no changes in the carrying value of goodwill during the nine months ended August 31, 2006.
8. Long-Term Debt
Long-term debt consists of the following (in thousands):

	November 30,	August 31,
	2005	2006

4.20% Senior Notes due 2009	$151,297	$151,011
5.40% Senior Notes due 2014	149,905	149,914
TIF bond debt service funding commitment	67,820	67,878

	369,022	368,803
Less: current portion	635	635

	$368,387	$368,168

On April 23, 2004, the Company completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, the Company completed an offer to exchange these unsecured senior notes for registered senior notes with substantially identical terms ("2004 Senior Notes"). At August 31, 2006, outstanding 2004 Senior Notes totaled approximately $300.9 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 4.2% and are due April 2009 ("4.2% Senior Notes"), and $150.0 million principal amount unsecured senior notes, which bear interest at 5.4% and are due April 2014. The 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at the option of the Company, at any time or from time to time at redemption prices as defined in the indenture. The Company's subsidiaries are guarantors of the 2004 Senior Notes. The 2004 Senior Notes also contain various restrictive covenants. Total gross proceeds from the sale of the 2004 Senior Notes were $300.0 million, net of discounts of approximately $431,000 and approximately $2.6 million of deferred financing fees. The deferred financing fees are being treated as additional interest expense and amortized over the life of the 2004 Senior Notes on a straight-line method, which approximates the effective yield method. In March 2004, the Company entered into interest rate swap agreements to effectively lock in the interest rate on approximately $150.0 million of the 4.2% Senior Notes. The Company terminated these interest rate swap agreements on April 23, 2004 and received approximately $2.2 million, which is being amortized over the life of the 4.2% Senior Notes.
In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas ("Unified Government"), issued approximately $71.3 million in taxable special obligation revenue ("TIF") bonds in connection with the financing of construction of Kansas Speedway. At August 31, 2006, outstanding TIF bonds totaled approximately $67.9 million, net of the unamortized discount, which is comprised of a $19.3 million principal amount, 6.15% term bond due December 1, 2017 and $49.7 million principal amount, 6.75% term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes ("Funding Commitment") by the Company's wholly-owned subsidiary, Kansas Speedway Corporation ("KSC"). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation. The bond financing documents contain various restrictive covenants.
At November 30, 2005, the Company had a $300.0 million revolving credit facility ("Credit Facility") scheduled to mature in September 2008 which accrued interest at LIBOR plus 62.5 — 150 basis points, based on the Company's highest debt rating as determined by specified rating agencies. On June 16, 2006, the Company entered into a $300.0 million revolving credit facility ("2006 Credit Facility"). The 2006 Credit Facility contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions. Upon execution of the 2006 Credit Facility, the Company terminated its then existing $300.0 million Credit Facility. The 2006 Credit Facility is scheduled to mature in June 2011, and accrues interest at LIBOR plus 30.0 — 80.0 basis points, based on the Company's highest debt rating as determined by specified rating agencies. The 2006 Credit Facility contains various restrictive covenants. At August 31, 2006, the Company did not have any borrowings outstanding under the 2006 Credit Facility.
Total interest expense from continuing operations incurred by the Company was approximately $3.2 million and $2.7 million for the three months ended August 31, 2005 and 2006, respectively, and $9.6 million for each of the nine months ended August 31, 2005 and 2006, respectively. Total interest capitalized for the three months ended August 31, 2005 and 2006, was approximately $1.8 million and $2.3 million, respectively, and approximately $5.7 and $6.2 million for the nine months ended August 31, 2005 and 2006, respectively.
Financing costs of approximately $6.9 million and $6.7 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2005 and August 31, 2006, respectively. These costs are being amortized on a straight line method, which approximates the effective yield method, over the life of the related financing.

9. Related Party Disclosures and Transactions
All of the racing events that take place during the Company's fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association, the American Motorcyclist Association, the Automobile Racing Club of America, the Clear Channel — Championship Cup Series, the Federation Internationale de l'Automobile, the Federation Internationale Motocycliste, the Grand American Road Racing Association, Historic Sportscar Racing, the International Race of Champions, the Indy Racing League, NASCAR, the National Hot Rod Association, the Porsche Club of America, the Sports Car Club of America, the Sportscar Vintage Racing Association, the United States Auto Club and the World Karting Association. NASCAR, which sanctions some of the Company's principal racing events, is a member of the France Family Group which controls in excess of 60% of the combined voting power of the outstanding stock of the Company, and some members of which serve as directors and officers of the Company. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR from continuing operations for disbursement to competitors, which are exclusive of NASCAR sanction fees, totaled approximately $22.5 million and $25.9 million for the three months ended August 31, 2005 and 2006, respectively, and approximately $78.0 million and $86.8 million for the nine months ended August 31, 2005 and 2006, respectively. There were no prize and point fund monies paid by the Company to NASCAR related to the discontinued operations for the three and nine months ended August 31, 2005 and 2006, respectively.
NASCAR contracts directly with certain network providers for television rights to the entire NASCAR NEXTEL Cup and Busch series schedules. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR NEXTEL Cup and Busch series event. Under the terms of this arrangement, NASCAR retains 10% of the gross broadcast rights fees allocated to each NASCAR NEXTEL Cup or Busch series event as a component of its sanction fees and remits the remaining 90% to the event promoter. The event promoter pays 25% of the gross broadcast rights fees allocated to the event as part of the previously discussed prize money paid to NASCAR for disbursement to competitors. The Company's television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR NEXTEL Cup and Busch series events conducted at its wholly-owned facilities were $43.3 million and $51.0 million for the three months ended August 31, 2005 and 2006, respectively, and $159.5 million and $186.3 million for the nine months ended August 31, 2005 and 2006, respectively. There were no television broadcast and ancillary rights fees received from NASCAR related to the discontinued operations during the three and nine months ended August 31, 2005 and 2006, respectively.

10. Commitments and Contingencies
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds ("2002 STAR Bonds") totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway's boundaries and are not the Company's obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At August 31, 2006, the Unified Government had approximately $4.3 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC's guarantee of the 2002 STAR Bonds.
The Company is a member of Motorsports Alliance (owned 50% by the Company and 50% by Indianapolis Motor Speedway LLC), which owns 75% of Raceway Associates. Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway. Raceway Associates has a term loan arrangement, which requires quarterly principal and interest payments and matures November 15, 2012, and a $15 million secured revolving credit facility, which matures in September 2008. At August 31, 2006, Raceway Associates had approximately $29.6 million outstanding under its term loan and no borrowings outstanding under its then existing credit facility. Under a keepwell agreement, the members of Motorsports Alliance have agreed to provide financial assistance to Raceway Associates, if necessary, on a pro rata basis to support its performance under its term loan and credit facility.
The Company has guaranteed minimum royalty payments under certain agreements through December 2015, with a remaining maximum exposure at August 31, 2006, of approximately $12.5 million.
In December 2004, the Company, through its majority-owned subsidiary, 380 Development, LLC ("380 Development"), purchased a total of 676 acres of land in the New York City borough of Staten Island that could potentially be utilized for the development of a major motorsports entertainment and retail development project. The minority member of 380 Development is a subsidiary of The Related Companies ("Related"), a real estate development specialist whose developments include the Time Warner Center in Manhattan and the Gateway Center in Brooklyn. There are operating and development agreements between the Company and Related, which will govern the development and operation of the planned project and impose mutual and reciprocal obligations on the parties with respect to the project. Related issued a limited recourse promissory note ("Promissory Note") payable to the Company for its approximately 12.4% membership interest of 380 Development and its proportionate share of the agreed project development expenses until such time as the status of the project approval is ultimately determined. The Promissory Note is secured by Related's ownership in 380 Development.
In connection with the Company's automobile and workers' compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling $2.6 million at August 31, 2006. At August 31, 2006, there were no amounts drawn on the standby letters of credit.
The Internal Revenue Service (the "Service") is currently performing a periodic examination of the Company's federal income tax returns for the years ended November 30, 1999 through 2005 and has challenged the tax depreciation treatment of a significant portion of its motorsports entertainment facility assets. In fiscal 2005, the Company received reports from the Service requesting downward adjustments to its tax depreciation expense for the fiscal years ended November 30, 1999 through 2002, which could potentially result in the reclassification of approximately $63.6 million of income taxes from deferred to current. Including related interest, the combined after-tax cash flow impact of these requested adjustments is approximately $79.4 million. In order to prevent incurring additional interest, the Company deposited approximately $79.4 million for the fiscal years ended November 30, 1999 through 2002, with the Service in June 2005. Additional adjustments to the Company's tax depreciation expense are expected to be requested later by the Service for fiscal years ended November 30, 2003 through 2005. Accordingly, to further prevent incurring interest the Company deposited an additional approximately $17.5 million with the Service in June 2005 related to the anticipated federal tax adjustments for fiscal year 2003. Including related interest, the Company estimates the combined after-tax cash flow impact of the additional federal tax adjustments expected for fiscal 2004 and 2005, and related state tax revisions for all periods, to range between $40.0 million and $50.0 million at August 31, 2006. The Company's deposits are not a payment of tax, and it will receive accrued interest on any of these funds ultimately returned to it. At August 31, 2006, the approximately $96.9 million of deposits with the Service are classified as long-term assets in the Company's consolidated financial statements. The Company believes that its application of the federal income tax regulations in question, which have been applied consistently since being adopted in 1986 and have been subjected to previous IRS audits, is appropriate, and it intends to vigorously defend the merits of its position. Once commenced by the Service, the administrative appeals process is expected to take six to 15 months to complete. If the Company's appeal is not resolved satisfactorily, it will evaluate all of its options, including litigation. In accordance with SFAS No. 109 "Accounting for Income Taxes," the Company has accrued a deferred tax liability based on the differences between its financial reporting and tax bases of such assets in its consolidated balance sheet as of August 31, 2006. While an adverse resolution of these matters could result in a material negative impact on cash flow, including payment of taxes from amounts currently on deposit with the Service, the Company believes that it has provided adequate reserves related to these matters including interest charges through August 31, 2006 totaling approximately $11.9 million, and, as a result, does not expect that such an outcome would have a material adverse effect on results of operations.
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
On July 13, 2005, Kentucky Speedway, LLC filed a civil action in the Eastern District of Kentucky against NASCAR and the Company alleging that "NASCAR and ISC have acted, and continue to act, individually and in combination and collusion with each other and other companies that control tracks hosting NASCAR NEXTEL Cup Series, to illegally restrict the award of ... NASCAR NEXTEL Cup Series [races]." The complaint seeks damages and an injunction requiring NASCAR to establish a competitive bidding process for NEXTEL Cup events and prohibiting further violations of the antitrust laws. Other than some vaguely conclusory allegations, the complaint fails to specify any conduct by International Speedway Corporation ("ISC") other than conducting and growing its motorsports entertainment business for the benefit of its shareholders. The Company believes the allegations to be without merit and intends to defend itself vigorously. The Company has retained counsel and is pursuing defenses to the suit while maintaining potential counterclaim remedies available to it to recover the damages caused by the filing of the suit. The court has established a February 1, 2007 deadline for the completion of pre-trial discovery. Based upon the current timeline a trial on the merits of the case is scheduled for no earlier than August 2007. While it is premature to quantify either the likelihood or the potential magnitude of an adverse decision, the fees and expenses associated with the defense of this suit are not covered by insurance and could adversely impact the Company's financial condition or results of operations and cash flows, even if the Company ultimately prevails. Further, the time devoted to this matter by management and the possible impact of litigation on business negotiations occurring prior to resolution of this matter could also adversely impact our financial condition or results of operations and cash flows. Finally, even if the direct effect of the resolution of this case does not result in a material adverse impact on us, it is possible that the resolution of this case could result in industry-wide changes in the way race schedules are determined by sanctioning bodies, which could indirectly have a material adverse impact on the Company.

11. Segment Reporting
The following tables provide segment reporting of the Company for the three- and nine-month periods ended August 31, 2005 and 2006 (in thousands):

	Three Months Ended August 31, 2005
	Motorsports	All
	Event	Other	Total

Revenues	$155,472	$14,166	$169,638
Depreciation and amortization	11,243	1,846	13,089
Operating income	51,638	4,381	56,019
Capital expenditures	25,852	11,526	37,378
Total assets	1,533,319	244,018	1,777,337
Equity investments	39,038	—	39,038

	Three Months Ended August 31, 2006
	Motorsports	All
	Event	Other	Total

Revenues	$167,314	$13,565	$180,879
Depreciation and amortization	12,038	2,285	14,323
Operating income	48,981	2,827	51,808
Capital expenditures	23,047	3,945	26,992
Total assets	1,698,713	280,271	1,978,984
Equity investments	176,365	—	176,365

	Nine Months Ended August 31, 2005
	Motorsports	All
	Event	Other	Total

Revenues	$475,109	$35,674	$510,783
Depreciation and amortization	32,405	5,133	37,538
Operating income	166,054	8,678	174,732
Capital expenditures	180,944	22,591	203,535

	Nine Months Ended August 31, 2006
	Motorsports	All
	Event	Other	Total

Revenues	$515,015	$36,709	$551,724
Depreciation and amortization	35,607	5,958	41,565
Operating income	174,426	8,022	182,448
Capital expenditures	70,937	10,345	81,282
Intersegment revenues were approximately $3.1 million and $2.0 million for the three months ended August 31, 2005 and 2006, respectively and approximately $7.4 million and $6.8 million for the nine months ended August 31, 2005 and 2006, respectively.

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
In the absence of both default and notice, there are no restrictions imposed by the Company's 2006 Credit Facility, 2004 Senior Notes, or guarantees on the Company's ability to obtain funds from its subsidiaries by dividend or loan. The Company has not presented separate financial statements for each of the guarantors, because it has deemed that such financial statements would not provide the investors with any material additional information.
Included in the tables below, are condensed consolidating balance sheets as of November 30, 2005 and August 31, 2006, condensed consolidating statements of operations for the three- and nine-month periods ended August 31, 2005 and 2006, and condensed consolidating statements of cash flows for the nine-month periods ended August 31, 2005 and 2006, of: (a) the Parent; (b) the guarantor subsidiaries; (c) elimination entries necessary to consolidate Parent with guarantor subsidiaries; and (d) the Company on a consolidated basis (in thousands).

	Condensed Consolidating Balance Sheet At November 30, 2005
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Current assets	$21,883	$194,183	$(18,688)	$197,378
Property and equipment, net	181,234	997,448	—	1,178,682
Advances to and investments in subsidiaries	1,706,785	748,555	(2,455,340)	—
Other assets	113,618	307,391	—	421,009

Total Assets	$2,023,520	$2,247,577	$(2,474,028)	$1,797,069

Current liabilities	$36,034	$141,600	$4,857	$182,491
Long-term debt	1,049,757	249,719	(926,089)	368,387
Deferred income taxes	53,123	141,702	—	194,825
Other liabilities	18	11,393	—	11,411
Total shareholders' equity	884,588	1,708,163	(1,552,796)	1,039,955

Total Liabilities and Shareholders' Equity	$2,023,520	$2,247,577	$(2,474,028)	$1,797,069

	Condensed Consolidating Balance Sheet At August 31, 2006
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Current assets	$19,138	$218,780	$(23,291)	$214,627
Property and equipment, net	179,847	1,038,209	—	1,218,056
Advances to and investments in subsidiaries	1,635,309	807,077	(2,442,386)	—
Other assets	113,504	432,797	—	546,301

Total Assets	$1,947,798	$2,496,863	$(2,465,677)	$1,978,984

Current liabilities	$45,048	$197,319	$2,388	$244,755
Long-term debt	1,034,158	(1,362,300)	696,310	368,168
Deferred income taxes	65,102	143,185	—	208,287
Other liabilities	7	11,169	—	11,176
Total shareholders' equity	803,483	3,507,490	(3,164,375)	1,146,598

Total Liabilities and Shareholders' Equity	$1,947,798	$2,496,863	$(2,465,677)	$1,978,984

	Condensed Consolidating Statement of Operations
	For The Three Months Ended August 31, 2005
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Total revenues	$591	$194,562	$(28,634)	$166,519
Total expenses	7,526	131608	(28,634)	110,500
Operating (loss) income	(6,935)	62,954	—	56,019
Interest and other (expense) income, net	(4,088)	10,799	(2,774)	3,937
(Loss) income from continuing operations	(26,197)	65,775	(2,774)	36,804
Net (loss) income	(26,197)	65,723	(2,774)	36,752

	Condensed Consolidating Statement of Operations
	For The Three Months Ended August 31, 2006
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Total revenues	$566	$206,793	$(28,467)	$178,892
Total expenses	10,793	144,758	(28,467)	127,084
Operating (loss) income	(10,227)	62,035	—	51,808
Interest and other (expense) income, net	(5,260)	15,239	(5,878)	4,101
(Loss) income from continuing operations	(28,638)	68,815	(5,878)	34,299
Net (loss) income	(28,638)	68,788	(5,878)	34,272

	Condensed Consolidating Statement of Operations
	For The Nine Months Ended August 31, 2005
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Total revenues	$1,706	$614,221	$(112,529)	$503,398
Total expenses	23,129	418,066	(112,529)	328,666
Operating (loss) income	(21,423)	196,155	—	174,732
Interest and other income (expense), net	4,674	13,669	(21,330)	(2,987)
(Loss) income from continuing operations	(57,118)	182,910	(21,330)	104,462
Net (loss) income	(57,118)	182,766	(21,330)	104,318

	Condensed Consolidating Statement of Operations
	For The Nine Months Ended August 31, 2006
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Total revenues	$1,779	$660,710	$(117,579)	$544,910
Total expenses	29,215	450,826	(117,579)	362,462
Operating (loss) income	(27,436)	209,884	—	182,448
Interest and other (expense) income, net	(13,609)	32,551	(24,403)	(5,461)
(Loss) income from continuing operations	(78,735)	212,296	(24,403)	109,158
Net (loss) income	(78,735)	212,150	(24,403)	109,012

	Condensed Consolidating Statement of Cash Flows
	For The Nine Months Ended August 31, 2005
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(149,912)	$246,526	$(13,414)	$83,200
Net cash provided by (used in) investing activities	152,843	(349,501)	13,414	(183,244)
Net cash used in financing activities	(3,290)	(7,000)	—	(10,290)

	Condensed Consolidating Statement of Cash Flows
	For The Nine Months Ended August 31, 2006
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(56,872)	$273,469	$(22,269)	$194,328
Net cash provided by (used in) investing activities	55,687	(355,988)	22,269	(278,032)
Net cash used in financing activities	(4,768)	—	—	(4,768)

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
"Admissions, net" revenue includes ticket sales for all of our racing events, activities at DAYTONA USA and other motorsports activities and amusements, net of any applicable taxes.
"Motorsports related revenue" primarily includes television, radio and ancillary rights fees, marketing partnership fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating), advertising, track rentals and royalties from licenses of our trademarks.
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
Basis of Presentation and Consolidation. We consolidate all entities we control by ownership of a majority voting interest. We do not currently have variable interest entities for which we are the primary beneficiary. If we ever have variable interest entities for which we are the primary beneficiary, we will consolidate those entities. Our judgment in determining if we are the primary beneficiary of a variable interest entity includes assessing our level of involvement in establishing the entity, determining whether we provide more than half of any management, operational or financial support to the entity, and determining if we absorb the majority of the entity's expected losses or returns.
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
Business Combinations. All business combinations are accounted for under the purchase method. Whether net assets or common stock is acquired, fair values are determined and assigned to the purchased assets and assumed liabilities of the acquired entity. The excess of the cost of the acquisition over fair value of the net assets acquired (including recognized intangibles) is recorded as goodwill. Business combinations involving existing motorsports entertainment facilities commonly result in a significant portion of the purchase price being allocated to the fair value of the contract-based intangible asset associated with long-term relationships manifest in the sanction agreements with sanctioning bodies, such as NASCAR, Grand American Road Racing Association ("Grand American") and/or Indy Racing League ("IRL"). The continuity of sanction agreements with these bodies has historically enabled the facility operator to host motorsports events year after year. While individual sanction agreements may be of terms as short as one year, a significant portion of the purchase price in excess of the fair value of acquired tangible assets is commonly paid to acquire anticipated future cash flows from events promoted pursuant to these agreements which are expected to continue for the foreseeable future and therefore, in accordance with SFAS No. 141, are recorded as indefinite-lived intangible assets recognized apart from goodwill.
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
We must make estimates and assumptions when accounting for capital expenditures. Whether an expenditure is considered an operating expense or a capital asset is a matter of judgment. When constructing or purchasing assets, we must determine whether existing assets are being replaced or otherwise impaired, which also is a matter of judgment. Our depreciation expense for financial statement purposes is highly dependent on the assumptions we make about our assets' estimated useful lives. We determine the estimated useful lives based upon our experience with similar assets, industry, legal and regulatory factors, and our expectations of the usage of the asset. Whenever events or circumstances occur which change the estimated useful life of an asset, we account for the change prospectively.
Interest costs associated with major development and construction projects are capitalized as part of the cost of the project. Interest is typically capitalized on amounts expended using the weighted-average cost of our outstanding borrowings, since we typically do not borrow funds directly related to a development or construction project. We capitalize interest on a project when development or construction activities begin and cease when such activities are substantially complete or are suspended for more than a brief period.
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

In the ordinary course of business, there are many transactions and calculations where the ultimate tax outcome is uncertain. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws. We recognize probable liabilities for tax audit issues, including interest and penalties, based on an estimate of the ultimate resolution of whether, and the extent to which, additional taxes will be due. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals. Such differences could have an impact on the income tax provision and operating results in the period in which such determination is made.
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
In January 2006, we entered into an agreement with NZSW, LLC ("NZSW") for the sale of 158 acres, on which Nazareth Speedway is located, for approximately $18.8 million. Under the terms of the contract the sale transaction is expected to close within the next five months. Upon closing the transaction, we expect to record an after-tax gain from discontinued operations of approximately $6.0 to $7.0 million, or $0.11 to $0.13 per diluted share.
For all periods presented, the results of operations of Nazareth are presented as discontinued operations.
Equity Investments
On August 30, 2005, we partnered with Speedway Motorsports, Inc. ("SMI") in a 50/50 joint venture, SMISC, LLC ("SMISC"), which, through a wholly-owned subsidiary Motorsports Authentics, LLC, conducts business under the name Motorsports Authentics. Motorsports Authentics operates as an independent company with us and SMI as equal owners. Also on August 30, 2005, we announced that SMISC had entered into a definitive agreement dated August 29, 2005, to purchase the stock of Action Performance Companies, Inc. ("Action"). The acquisition was structured as a merger of a wholly-owned subsidiary of Motorsports Authentics, LLC into Action.
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

Limited Partnership Agreement
In October 2006 we entered into a limited partnership agreement with Group Motorise International ("GMI") to organize, promote and hold certain racing events at Circuit Gilles Villeneuve, including a NASCAR Busch Series and Grand American Rolex Sports Car Series presented by Crown Royal Special Reserve race weekend in the third quarter of fiscal 2007. Circuit Gilles Villeneuve is a road course located in Montreal, Quebec, at which GMI currently promotes a successful F1 Canadian Grand Prix event. We are currently evaluating the terms and appropriate financial reporting treatment of the limited partnership agreement.
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
Fiscal 2001 was our first year under NASCAR's multi-year consolidated television broadcast rights agreements with NBC Sports, Turner Sports, FOX and FX. These agreements cover the domestic broadcast of NASCAR's NEXTEL Cup and Busch series racing seasons from 2001 through 2006. Under these agreements, television rights fees are expected to increase approximately 15 percent for the industry in fiscal 2006. Television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR NEXTEL Cup and NASCAR Busch series events conducted at our wholly-owned facilities during the three- and nine-month periods ended August 31, 2006 were approximately $51.0 million and $186.3 million, respectively, as compared to approximately $43.3 and $159.5, respectively, during the same periods of the prior year.
NASCAR has entered into new combined eight-year agreements with FOX, ABC/ESPN, TNT and SPEED beginning in 2007 for the domestic broadcast and related rights for its NEXTEL Cup, Busch and Craftsman Truck series. The agreements are expected to total approximately $4.5 billion over the eight year period from 2007 through 2014. This results in an approximate $560 million gross average annual rights fee for the industry, a more than 40 percent increase over the current contract average of $400 million annually. The industry rights fees are expected to approximate $505 million for 2007, with increases, on average, of approximately three percent per year through the 2014 season. The annual increase is expected to vary between two and four percent per year over the period. While the 2007 rights fees will be less than the 2006 rights fees of approximately $576 million, in our opinion this should not overshadow the strategic importance and expected long-term benefits of the new contracts. Over the past several years, there has been a shift of major sports programming from network to cable. The cable broadcasters can support a higher investment through subscriber fees not available to networks, which has resulted in increased rights fees for these sports properties. Cable, however, reaches far fewer households than network broadcasts. We view NASCAR's decision to keep approximately two-thirds of its event schedule on network television as important to the sport's future growth. The structure should continue to drive increased fan and media awareness for all three racing series, which will help fuel our long-term attendance and corporate-related revenues. We also welcome the chance to re-establish the sport's broadcast relationship with ESPN, which we believe will result in further exposure for NASCAR racing. First, we believe the NASCAR Busch Series will significantly benefit from the improved continuity of its season-long presence on ESPN. In addition, we believe the sport as a whole will benefit from the increased ancillary programming and nightly and weekly NASCAR-branded programming and promotions, similar to what ESPN does with the other major sports. The most significant benefit of the new contracts is the substantial increase in earnings and cash flow visibility for the entire industry over the contract period.
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
An important component of our operating strategy has been our long-standing practice of focusing closely on supply and demand regarding additional capacity at our facilities. We continually evaluate the demand for our most popular racing events in order to add capacity that we believe will provide an acceptable rate of return on invested capital. Through prudent expansion, we attempt to keep demand at a higher level than supply, which stimulates ticket renewals and advance sales. Advance ticket sales result in earlier cash flow and reduce the potential negative impact of actual and forecasted inclement weather on ticket sales. While we will join with sponsors to offer promotions to generate additional ticket sales, we avoid rewarding last-minute ticket buyers by discounting tickets. We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth than to capture short-term incremental revenue. We recognize that a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment and other lifestyle and business conditions, can negatively impact attendance at our events. Accordingly, we have instituted only modest increases in our weighted average ticket prices for fiscal 2006. In addition, we are limiting the expansion of our facilities in fiscal 2006 to projects at Phoenix International Raceway ("Phoenix") and Darlington Raceway ("Darlington"). At Phoenix we added 14,000 grandstand seats behind Turn 1, which replaced a similar amount of seats that were previously located along the backstretch and behind Turn 3. These new grandstand seats behind Turn 1 provided improved sightlines and a more premium seat for our fans. In addition, we replaced an aging suite building with modern luxury suites along the top of the grandstands behind Turn 1. We also added a 100-person premier club atop the Turn 1 grandstands, which provides guests with an elite setting to experience racing in style. Also, at Darlington we removed 3,500 grandstand seats behind Turn 2 and replaced them with a new 6,500-seat grandstand structure behind Turn 1, a net capacity increase of approximately 3,000 seats. In August 2006 we announced a net expansion of our Richmond International Raceway ("Richmond") which will be completed in time for its NASCAR NEXTEL Cup and Busch series spring events. Richmond will be removing approximately 2,900 obstructed view grandstand seats from Turns 3 and 4 and are adding approximately 7,800 grandstand seats in a new, state-of-the-art, 18-story structure located in Turn 1. The new, three-tiered grandstand will also include a 700-person, members-only Club for individual fans looking to enjoy a race weekend in style or businesses seeking to entertain clients. The Club will also serve as a unique site for special events on non-race weekends throughout the year. We will continue to evaluate expansion opportunities, as well as the pricing and packaging of our tickets and other products, on an ongoing basis. Over the long term, we plan to continue to expand capacity at our speedways.
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

The infield renovation features numerous fan amenities and unique revenue generating opportunities, including garage walk-through areas, additional merchandise and concessions vending areas, waterfront luxury recreational vehicle parking areas, a large tunnel to accommodate team haulers and guest recreational vehicles in and out of the infield and other special amenities such as the infield's signature structure, the Daytona 500 Club. The fan and guest response to our renovation efforts at Daytona has been overwhelmingly positive and has resulted in incremental direct and, we believe, indirect revenue generation. Another example of our efforts to enhance the fan experience includes the fiscal 2005 renovation of Michigan International Speedway's ("Michigan") front stretch, including new ticket gates, new vendor and display areas, and several new concession stands, as well as the addition of club seats and luxury suites. For fiscal 2006, we have additional renovation projects at California Speedway ("California") and Talladega Superspeedway ("Talladega"). At California, we renovated and expanded the facility's front midway area. The new plaza features a full-service outdoor cafe with cuisine by celebrity chef Wolfgang Puck, in addition to a town center, retail store and concert stage. Other highlights include shade features, modified entry gates, expanded hospitality areas, radio broadcast locations, giant video walls, leisure areas and grass and water accents. This project was the direct result of fan feedback, and further demonstrates our commitment to providing a premium entertainment environment for our guests. We also repaved Talladega's 2.6 mile oval in time for that facility's fall NASCAR NEXTEL Cup weekend. Talladega's racing surface had not been repaved since 1979, and we believe the newly paved racing surface will enhance the thrilling on-track competition.
Daytona International Speedway Lease Extension
On March 29, 2006, Daytona amended its lease agreement with the Daytona Beach Racing and Recreational Facilities District (the "District"). The amended lease extends the relationship between Daytona and the District through November 7, 2054.
The new lease required an initial annual payment, excluding applicable sales taxes, of $500,000 and includes scheduled rent increases every five years. Accounting principles generally accepted in the United States require the total lease cost over the revised lease term to be recognized on a straight-line basis. As a result, we expect to record approximately $500,000 in lease expense for fiscal 2006, including sales taxes. For fiscal years 2007 through 2054, we anticipate this lease expense, including sales taxes, to approximate $800,000 per year.
Current Litigation
From time to time, we are a party to routine litigation incidental to our business. We do not believe that the resolution of any or all of such litigation will have a material adverse effect on our financial condition or results of operations.
In addition to such routine litigation incident to our business, we are a party to litigation described below.
On July 13, 2005, Kentucky Speedway, LLC filed a civil action in the Eastern District of Kentucky against NASCAR and us alleging that "NASCAR and ISC have acted, and continue to act, individually and in combination and collusion with each other and other companies that control tracks hosting NASCAR NEXTEL Cup Series, to illegally restrict the award of ... NASCAR NEXTEL Cup Series [races]." The complaint seeks damages and an injunction requiring NASCAR to establish a competitive bidding process for NEXTEL Cup events and prohibiting further violations of the antitrust laws. Other than some vaguely conclusory allegations, the complaint fails to specify any conduct by International Speedway Corporation ("ISC") other than conducting and growing its motorsports entertainment business for the benefit of its shareholders. We believe the allegations to be without merit and intend to defend ourself vigorously. We have retained counsel and are pursuing defenses to the suit while maintaining potential counterclaim remedies available to us to recover the damages caused by the filing of the suit. The court has established a February 1, 2007 deadline for the completion of pre-trial discovery. Based upon the current timeline a trial on the merits of the case is scheduled for no earlier than August 2007. While it is premature to quantify either the likelihood or the potential magnitude of an adverse decision, the fees and expenses associated with the defense of this suit are not covered by insurance and could adversely impact our financial condition or results of operations and cash flows, even if we ultimately prevail. Further, the time devoted to this matter by management and the possible impact of litigation on business negotiations occurring prior to resolution of this matter could also adversely impact our financial condition or results of operations and cash flows. Finally, even if the direct effect of the resolution of this case does not result in a material adverse impact on us, it is possible that the resolution of this case could result in industry-wide changes in the way race schedules are determined by sanctioning bodies, which could indirectly have a material adverse impact on us.
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
Because of the seasonal concentration of racing events, the results of operations for the three- and nine-month periods ended August 31, 2005 and 2006 are not indicative of the results to be expected for the year.

Comparison of the Results for the Three and Nine Months Ended August 31, 2006 to the Results for the Three and Nine Months Ended August 31, 2005.
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2005	2006	2005	2006
	(Unaudited)		(Unaudited)

Revenues:
Admissions, net	35.4%	31.8%	32.4%	29.7%
Motorsports related	51.2	56.2	54.5	58.1
Food, beverage and merchandise	12.2	10.9	11.8	10.9
Other	1.2	1.1	1.3	1.3

Total revenues	100.0	100.0	100.0	100.0
Expenses:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	15.9	16.9	17.8	18.3
Motorsports related	19.5	23.3	18.3	19.2
Food, beverage and merchandise	8.1	6.9	7.6	6.8
General and administrative	15.0	15.9	14.1	14.6
Depreciation and amortization	7.9	8.0	7.5	7.6

Total expenses	66.4	71.0	65.3	66.5

Operating income	33.6	29.0	34.7	33.5
Interest income	0.7	0.8	0.7	0.6
Interest expense	(1.9)	(1.5)	(1.9)	(1.8)
Equity in net income from equity investments	3.6	3.0	0.6	0.1

Income from continuing operations before income taxes	36.0	31.3	34.1	32.4
Income taxes	13.9	12.1	13.4	12.4

Income from continuing operations	22.1	19.2	20.7	20.0
Loss from discontinued operations	—	—	—	—

Net income	22.1%	19.2%	20.7%	20.0%

The comparison of the three and nine months ended August 31, 2006 to the same respective periods of the prior year is impacted by the following factors:
An IRL event was held at Phoenix during our second fiscal quarter of 2005. No corresponding event was held in fiscal 2006;

A Grand American event was held at California in the second fiscal quarter of 2005 while no corresponding event was held in fiscal 2006;

A Grand American event was held at Phoenix in the second quarter of fiscal 2006 while the corresponding event was held at Phoenix in the fourth quarter of fiscal 2005;

Concerts and certain other activities ancillary to the March 2005 motorcycle events at Daytona were not repeated in fiscal 2006;

In the second quarter of 2006 Daytona hosted the Great North American RV Rally. No similar event was conducted in fiscal 2005;

An IRL event was held at Watkins Glen International ("Watkins Glen") during our third fiscal quarter of 2006. The corresponding event was held in the fourth quarter of fiscal 2005; and

A NASCAR Busch series event was held at Martinsville Speedway ("Martinsville") in the third fiscal quarter of 2006 while no corresponding event was held in 2005.
Admissions revenue decreased approximately $2.0 million, or 3.4%, and $1.5 million, or 0.9%, during the three and nine months ended August 31, 2006, respectively, as compared to the same respective periods of the prior year. The decrease for the three-month period is primarily a result of a decrease in attendance for Pepsi 400 weekend at Daytona, the June NASCAR weekend at Michigan International Speedway ("Michigan"), and the consolidation into a single day of racing for the ARCA series event and NASCAR Craftsman Truck Series event at Kansas Speedway ("Kansas"). These decreases are partially offset by an increase in the weighted average price of tickets sold for a majority of our events and admissions related to the previously noted non-comparable events. Admissions for the nine-month period are impacted by the previously mentioned factors as well as a decrease in attendance related to the first fiscal quarter events at California, which are largely offset by increased attendance and weighted average ticket prices for certain NASCAR events conducted during Speedweeks at Daytona supporting our sold out Daytona 500.
Motorsports related revenue increased approximately $15.3 million, or 18.0%, and $42.6 million, or 15.5%, during the three and nine months ended August 31, 2006, respectively, as compared to the same respective periods of the prior year. Approximately one-half and two-thirds of the increases are attributable to television broadcast and ancillary rights fees for our NASCAR NEXTEL Cup and Busch series events during the three- and nine-month periods, respectively. Marketing partnership, suite and hospitality, advertising, track rental, licensing and other service revenues also contributed to the increases.
Food, beverage and merchandise revenue decreased approximately $906,000, or 4.5%, and increased approximately $259,000, or 0.4%, during the three and nine months ended August 31, 2006, respectively, as compared to the same respective periods of the prior year. The decrease during the three-month period is primarily related to a decrease in attendance at the Pepsi 400 weekend and June NASCAR weekend at Michigan. This is partially offset by increase in admissions related to the previously noted non-comparable events. The increase in the nine-month period is impacted by the previously mentioned factors as well as increased attendance and catering sales during Speedweeks at Daytona, partially offset by decreased gift shop sales and a decrease in attendance for the first fiscal quarter events at California.
Prize and point fund monies and NASCAR sanction fees increased approximately $3.9 million, or 14.8%, and $9.9 million, or 11.1%, during the three and nine months ended August 31, 2006, respectively, as compared to the same respective periods of the prior year. The increase is primarily attributable to increased television broadcast rights fees for the NASCAR NEXTEL Cup and Busch series events during the period as standard NASCAR sanctioning agreements require specific percentage of television broadcast rights fees be paid to competitors and, to a lesser extent, the previously discussed Busch Series event held at Martinsville in the third fiscal quarter.
Motorsports related expenses increased approximately $9.1 million, or 28.1%, and $12.7 million, or 13.7%, during the three and nine months ended August 31, 2006, respectively, as compared to the same respective periods of the prior year. Approximately one third of the increase is attributable to event related expenses for non-comparable events held in the third fiscal quarter, which includes sanction fees for the previously discussed IRL event at Watkins Glen. Other increases are attributable to event related expenses for comparable events during the periods, certain consumer marketing and sales initiatives, and a net increase in a variety of other costs. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue increased to approximately 26.4% and 21.9% for the three and nine months ended August 31, 2006, respectively, as compared to 22.5% and 21.1% for the same respective periods in the prior year. The margin decrease for the three and nine months ended August 31, 2006 as compared to the same periods of the prior year, is primarily due to the previously discussed event expenses associated with the lower margin expected from the non-comparable events during the third fiscal quarter. The margin for the nine-month period is partially offset by the event expenses associated with non-comparable events in the first and second quarters.
Food, beverage and merchandise expense decreased approximately $1.1 million, or 8.4%, and $1.2 million, or 3.2%, during the three and nine months ended August 31, 2006, respectively, as compared to the same respective periods of the prior year. These decreases are primarily attributable to margin improvement on certain catering and concession sales and variable costs associated with lower sales related to a decrease in attendance at certain events, partially offset by an increase in expense related to non-comparable events. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue decreased to approximately 64.0% and 62.3% for the three and nine months ended August 31, 2006, respectively, as compared to 66.8% and 64.6% for the same respective periods in the prior year. The margin improvement is primarily due to improved catering and concession margins.
General and administrative expenses increased approximately $3.5 million, or 13.9%, and $8.4 million, or 11.8%, during the three and nine months ended August 31, 2006, respectively, as compared to the same respective periods of the prior year. These increases are primarily related to legal fees, certain expenses paid in connection with our development of a commercial mixed-use entertainment shopping center project in Daytona Beach, Florida, and a net increase in certain costs related to the growth of our core business, partially offset by certain state taxes and non-recurring charges in the prior year. The nine-month period was also impacted by the recovery in the second fiscal quarter of 2005 of a portion of the previously recorded bad debt expense related to our claim against CART. CART agreed to return the 2003 sanction fee for the event that was canceled due to wildfires in Southern California at the time. General and administrative expenses as a percentage of total revenues increased to approximately 15.9% and 14.6% for the three and nine months ended August 31, 2006, respectively, as compared to 15.0% and 14.1% for the same respective periods in the prior year. The increase is primarily due to the previously discussed increases in legal fees, commercial mixed-use entertainment shopping center project expenses, the bad debt recovery in the second quarter of 2005, and net increases in other general and administrative expenses.
Depreciation and amortization expense increased approximately $1.2 million, or 9.4%, and $4.0 million, or 10.7%, during the three and nine months ended August 31, 2006, respectively, as compared to the same respective periods of the prior year. The increase during the three-month period is primarily attributable to the suite and seat additions at Miami and other ongoing capital improvements. The increase during the nine-month period is impacted by the previously mentioned factors as well as the Daytona infield renovation, Michigan front stretch reconfiguration, Phoenix suite and seat additions, and other ongoing capital improvements.
Interest income increased by approximately $139,000, or 11.4%, and decreased by approximately $178,000 or 5.0%, during the three and nine months ended August 31, 2006, respectively, as compared to the same respective periods of the prior year. The fluctuations are primarily due to lower average cash and short-term investment balances offset by higher yields in the current period.
Interest expense decreased approximately $512,000, or 15.9%, and increased approximately $28,000, or 0.3%, during the three and nine months ended August 31, 2006, respectively, as compared to the same respective periods of the prior year. The decrease in the three-month period is primarily due to an increase in capitalized interest and the lower fees related to our new credit facility. The increase for the nine-month period is primarily related to borrowings on our credit facility that were fully repaid early in our second fiscal quarter and is almost entirely offset by the previously mentioned increased capitalized interest and decreased fees.
Equity in net income from equity investments represents our pro rata share of the current income from our 37.5% equity investment in Raceway Associates, LLC ("Raceway Associates") partially offset by the current loss from our 50.0% equity investment in SMISC. Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway. Because of the seasonal concentration of racing events, the results of operations for the three- and nine-month periods ended August 31, 2006 and 2005 are not indicative of the results to be expected for the year.
Our effective income tax rate remained relatively consistent during the three months ended August 31, 2006 as compared to the same period of the prior year, while it decreased to approximately 38.3% for the nine-month period ended August 31, 2006 as compared to 39.2% for the same respective period of the prior year. This decrease is primarily a result of one time benefits relating to discrete items in the second fiscal quarter of fiscal 2006, including the implementation of certain restructuring initiatives and the finalization of certain state tax matters. Deposits made during the third quarter of fiscal 2005 with the Internal Revenue Service ("Service") to stop the accrual of interest on contested items in our ongoing federal tax examination also contributed to the decreased rate. We expect our annual effective income tax rate for fiscal 2006 to range from 38.5% to 39.0%.
As a result of the foregoing, our income from continuing operations decreased from approximately $36.8 million to approximately $34.3 million, or 6.8%, during the three months ended August 31, 2006, as compared to the same period of the prior year and increased from approximately $104.5 million to approximately $109.2 million, or 4.5%, during the nine months ended August 31, 2006, as compared to the same period of the prior year.
The operations of Nazareth Speedway are presented as discontinued operations, net of tax, for all periods presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144.
As a result of the foregoing, net income decreased from approximately $36.8 million, or $0.69 per diluted share, to approximately $34.3 million, or $0.64 per diluted share, during the three months ended August 31, 2006, as compared to the same period of the prior year and increased from approximately $104.3 million, or $1.96 per diluted share, to approximately $109.0 million, or $2.05 per diluted share, during the nine months ended August 31, 2006, as compared to the same period of the prior year.
Liquidity and Capital Resources
General
We have historically generated sufficient cash flow from operations to fund our working capital needs and capital expenditures at existing facilities, as well as to pay an annual cash dividend. In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance of long-term debt, borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects. At August 31, 2006, we had cash, cash equivalents and short-term investments totaling approximately $122.6 million, $300.0 million principal amount of senior notes outstanding and a debt service funding commitment of approximately $69.0 million principal amount related to the taxable special obligation revenue ("TIF") bonds issued by the Unified Government of Wyandotte County/Kansas City, Kansas ("Unified Government"). We had a working capital deficit of approximately $30.1 million at August 31, 2006, compared to working capital of $14.9 million at November 30, 2005. The reduction in our working capital during the nine months ended August 31, 2006, is primarily attributable to our additional investment in SMISC of approximately $124.6 million, for its purchase of Action as well as capital expenditures during this period.
Our liquidity is primarily generated from our ongoing motorsports operations, and we expect our strong operating cash flow to continue in the future. In addition, as of August 31, 2006, we have approximately $300.0 million available to draw upon under our revolving credit facility, if needed. See "Future Liquidity" for additional disclosures relating to our credit facility and certain risks that may affect our near term operating results and liquidity.
Cash Flows
Net cash provided by operating activities was approximately $194.3 million for the nine months ended August 31, 2006, compared to approximately $83.2 million for the nine months ended August 31, 2005. The difference between our net income of approximately $109.0 million and the approximately $194.3 million of operating cash flow was primarily attributable to:
an increase in deferred income of approximately $56.0 million;

depreciation and amortization expense of approximately $41.6 million;

deferred income taxes of approximately $13.5 million;

an increase in accounts payable and other liabilities of approximately $7.0 million; and

stock-based compensation of approximately $2.0 million.
These differences were partially offset by an increase in inventories, prepaid expenses and other assets of approximately $23.9 million and an increase in accounts receivable of approximately $9.8 million.
Net cash used in investing activities was approximately $278.0 million for the nine months ended August 31, 2006, compared to approximately $183.2 million for the nine months ended August 31, 2005. Our use of cash for investing activities reflects approximately $124.6 million for our equity investment in SMISC in connection with its acquisition of Action, purchases of short-term investments of approximately $124.2 million and approximately $81.3 million in capital expenditures. This use of cash is partially offset by approximately $52.1 million in proceeds from the sale of short-term investments.
Net cash used in financing activities was approximately $4.8 million for the nine months ended August 31, 2006, compared to approximately $10.3 million for the nine months ended August 31, 2005. Cash used in financing activities consists primarily of cash dividends paid totaling approximately $4.3 million. We also borrowed and repaid approximately $80.0 million under our credit facility during this period.
Capital Expenditures
Capital expenditures totaled approximately $81.3 million for the nine months ended August 31, 2006, compared to approximately $203.5 million for the nine months ended August 31, 2005. The capital expenditures during the nine months ended August 31, 2006, consisted primarily of seat, suite and club additions at Phoenix, seat additions at Darlington, capital expenditures related to the potential major speedway development in the New York City Borough of Staten Island (see "Future Liquidity"), repaving of Talladega's racing surface and the renovation and expansion of California's Midway area. The remaining capital expenditures were related to a variety of other improvements and renovations to our facilities.
At August 31, 2006, we have approximately $96.5 million in capital projects currently approved for our existing facilities. These projects include the acquisition of land and land improvements at various facilities for expansion of parking, camping capacity and other uses, seat and club additions at Richmond, completion of the repaving of Talladega's racing surface and a variety of other improvements and renovations to our facilities that enable us to effectively compete with other sports venues for consumer and corporate spending.
As a result of these currently approved projects and estimated additional approvals in fiscal 2006, we expect our total fiscal 2006 capital expenditures at our existing facilities will be approximately $80.0 million to $85.0 million, depending on the timing of certain projects.
We review the capital expenditure program periodically and modify it as required to meet current business needs.
Future Liquidity
On April 23, 2004, we completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, we completed an offer to exchange the senior notes for registered senior notes with substantially identical terms ("2004 Senior Notes"). At August 31, 2006, outstanding 2004 Senior Notes totaled approximately $300.9 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 4.2% and are due April 2009, and $150.0 million principal amount unsecured senior notes, which bear interest at 5.4% and are due April 2014. The 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Our subsidiaries are guarantors of the 2004 Senior Notes.
In January 1999, the Unified Government issued approximately $71.3 million in TIF bonds in connection with the financing of construction of Kansas Speedway. At August 31, 2006, outstanding TIF bonds totaled approximately $67.9 million, net of the unamortized discount, which is comprised of a $19.3 million principal amount, 6.15% term bond due December 1, 2017 and a $49.7 million principal amount, 6.75% term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes ("Funding Commitment") by our wholly-owned subsidiary, Kansas Speedway Corporation. Principal (mandatory redemption) payments per the Funding Commitment are payable by Kansas Speedway Corporation on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. Kansas Speedway Corporation granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds ("2002 STAR Bonds") totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway's boundaries and are not our obligation. Kansas Speedway Corporation has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At August 31, 2006, the Unified Government had approximately $4.3 million in 2002 STAR Bonds outstanding. Under a keepwell agreement, we have agreed to provide financial assistance to Kansas Speedway Corporation, if necessary, to support its guarantee of the 2002 STAR Bonds.
On June 16, 2006, we entered into a $300.0 million revolving credit facility ("2006 Credit Facility"). The 2006 Credit Facility contains a feature that allows us to increase the credit facility to a total of $500.0 million, subject to certain conditions. Upon execution of the 2006 Credit Facility, we terminated our then existing $300.0 million credit facility. The 2006 Credit Facility is scheduled to mature in June 2011, and accrues interest at LIBOR plus 30.0 — 80.0 basis points, based on our highest debt rating as determined by specified rating agencies. At August 31, 2006, we did not have any borrowings outstanding under the Credit Facility.
We are a member of Motorsports Alliance, LLC ("Motorsports Alliance") (owned 50% by us and 50% by Indianapolis Motor Speedway LLC), which owns 75% of Raceway Associates. Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway. Raceway Associates has a term loan arrangement, which requires quarterly principal and interest payments and matures November 15, 2012, and a $15 million secured revolving credit facility, which matures in September 2008. At August 31, 2006, Raceway Associates had approximately $29.6 million outstanding under its term loan and no borrowings outstanding under its existing credit facility. Under a keepwell agreement, the members of Motorsports Alliance have agreed to provide financial assistance to Raceway Associates, if necessary, on a pro rata basis to support performance under its term loan and credit facility.
We have guaranteed minimum royalty payments under certain agreements through December 2015, with a remaining maximum exposure at August 31, 2006, of approximately $12.5 million.
During fiscal 1999, we announced our intention to search for a site for a major motorsports entertainment facility in the New York metropolitan area. Our efforts included the evaluation of many different locations. Ultimately we identified a combination of land parcels in the New York City borough of Staten Island aggregating approximately 676 acres that could potentially be utilized for the development of a major motorsports entertainment and retail development project. In the aggregate these parcels represent the largest block of undeveloped land in the five boroughs of New York City. Our majority-owned subsidiary, 380 Development, LLC ("380 Development"), purchased the total 676 acres for approximately $110.4 million. The minority member of 380 Development is a subsidiary of The Related Companies ("Related"), a real estate development specialist whose developments include the Time Warner Center in Manhattan and the Gateway Center in Brooklyn. There are operating and development agreements between us and Related which will govern the development and operation of the planned project and impose mutual and reciprocal obligations on the parties with respect to the project. In addition, Related's approximately 12.4% membership interest in 380 Development is pledged to secure a note to us for Related's proportionate share of the agreed project development expenses until such time as the status of project approval is ultimately determined. The proposed project is currently expected to consist of a three-quarter-mile, high-banked motorsports facility with approximately 80,000 grandstand seats and 64 luxury suites and could open at the earliest in 2011. The speedway will be complemented by a 50-acre retail center featuring nationally known stores offering year-round shopping opportunities. Upon successful completion of the permitting process, the site will be divided with ISC retaining 100% ownership of the land for the motorsports entertainment facility and Related retaining 100% ownership of the land for the retail center. We expect the speedway portion of the development could cost approximately $600 million, including the aforementioned land purchases. In September 2006, as a result of communications from the New York State Department of Environmental Conservation ("DEC") and the New York City Department of

Sanitation ("DOS"), which provide oversight for the fill operations at the site, we ceased such fill operations while we address certain issues they raised. We are working closely with DEC and DOS to reach a mutually agreeable plan for moving forward and will continue to cooperate with them to the fullest. While we believe a facility in New York provides significant long-term strategic value for us, these property acquisitions were only small steps in a long and complex process. In addition to building grassroots support for the project and working closely with the appropriate governmental agencies responsible for approval and permitting, we continue to conduct a detailed feasibility study to further analyze construction costs, determine the level of available public incentives, and review environmental impacts including traffic, noise, air quality and remediation required, if any. Whether we ultimately construct a speedway or pursue alternative options for the development of this prime New York real estate will largely depend on the results of this study.
In light of NASCAR's publicly announced position regarding additional potential realignment of the NASCAR NEXTEL Cup Series schedule, we also believe there are potential development opportunities in other new, underserved markets across the country. As such, we have been and are exploring opportunities for public/private partnerships targeted to develop one or more motorsports facilities in new markets, including the Northwest US. In June 2005, we announced we had identified a preferred site for the development of a motorsports facility in Kitsap County, Washington, approximately 20 miles outside of Seattle, Washington, the country's 13th largest media market. We have secured an option to purchase approximately 950 acres for the potential future home of an 81,500-seat, state-of-the-art venue, which could open in 2011. We are conducting ongoing project due diligence to review environmental impacts including traffic, noise, air quality, and others, if any. In November 2005, we announced a public-private partnership financing proposal for a $345 million motorsports and multi-use recreational facility where we, through our wholly-owned subsidiary Great Western Sports Inc., would pay approximately $166 million, or nearly half of the project cost. Kitsap, Pierce and Mason Counties would form a tri-county Public Speedway Authority ("PSA") to issue bonds that would help finance construction of the speedway. These bonds would be repaid through a sales tax credit issued by the state to the PSA, and from a local tax on the facility. State legislation is required to create the PSA and authorize the issuance of general obligation bonds to help finance the project. The PSA would also have to be approved by each of the counties. We are currently evaluating all options available to us, including introducing the necessary legislation in the full 2007 session of the Washington Legislature, and will decide on the best course of action for the project later this year. While we remain optimistic about our ability to construct a motorsports and multi-use recreational facility in this region of the country, it is too early to tell if the necessary public participation will materialize or if it will be sufficient to allow for the development of such a facility.
The Service is currently performing a periodic examination of our federal income tax returns for the years ended November 30, 1999 through 2005 and has challenged the tax depreciation treatment of a significant portion of our motorsports entertainment facility assets. In fiscal 2005, we received reports from the Service requesting downward adjustments to our tax depreciation expense for the fiscal years ended November 30, 1999 through 2002, which could potentially result in the reclassification of approximately $63.6 million of income taxes from deferred to current. Including related interest, the combined after-tax cash flow impact of these requested adjustments is approximately $79.4 million. In order to prevent incurring additional interest, we deposited approximately $79.4 million for the fiscal years ended November 30, 1999 through 2002, with the Service in June 2005. Additional adjustments to our tax depreciation expense are expected to be requested later by the Service for fiscal years ended November 30, 2003 through 2005. Accordingly, to further prevent incurring interest we deposited an additional approximately $17.5 million with the Service in late June 2005 related to the anticipated federal tax adjustments for fiscal year 2003. Including related interest, we estimate the combined after-tax cash flow impact of the additional federal tax adjustments expected for fiscal 2004 and 2005, and related state tax revisions for all periods, to range between $40.0 million and $50.0 million at August 31, 2006. Our deposits are not a payment of tax, and we will receive accrued interest on any of these funds ultimately returned to us. At August 31, 2006, the approximately $96.9 million of previously discussed deposits with the Service are classified as long-term assets in our consolidated financial statements. We believe that our application of the federal income tax regulations in question, which have been applied consistently since being adopted in 1986 and have been subjected to previous IRS audits, is appropriate, and we intend to vigorously defend the merits of our position. Once commenced by the Service, the administrative appeals process is expected to take six to 15 months to complete. If our appeal is not resolved satisfactorily, we will evaluate all of our options, including litigation. It is important to note the Federal American Jobs Creation Act of 2004 legislation, which was effective on October 23, 2004, provides owners of motorsports entertainment facility assets a seven-year recovery period for tax depreciation purposes. The motorsports provision applies prospectively from the date of enactment through January 1, 2008. We and others in the industry are pursuing a permanent seven-year prospective tax depreciation provision. In accordance with SFAS No. 109 "Accounting for Income Taxes," we have accrued a deferred tax liability based on the differences between our financial reporting and tax bases of such assets in our consolidated balance sheet as of August 31, 2006. While an adverse resolution of these matters could result in a material negative impact on cash flow, including payment of taxes from amounts currently on deposit with the Service, we believe that we have provided adequate reserves related to these matters including interest charges through August 31, 2006 totaling approximately $11.9 million, and, as a result, do not expect that such an outcome would have a material adverse effect on results of operations.
In May 2005, we announced we are pursuing a joint venture for the development of a commercial mixed-use entertainment shopping center project on approximately 50 acres we currently own. Located directly across U.S. Highway 92 from our Daytona motorsports entertainment facility, the acreage currently includes several office buildings that house our corporate headquarters and certain related operations of ours and NASCAR, as well as a limited number of other tenants. The total project, which will be developed by us and the joint venture, is estimated to be constructed at a cost in excess of $75 million and would be comprised of retail, entertainment, office and residential components designed to complement surrounding commercial developments. We are currently evaluating potential developers for the joint venture and are also completing our detailed feasibility study in which a number of key issues will be addressed. Provided we are able to enter into an agreement with a suitable developer and the results of the feasibility study are favorable and appropriate leasing considerations are attained, we expect to move forward with the project within the next three to six months. If we proceed with the project it is expected that certain of our existing corporate headquarter offices and other buildings, which are not currently fully depreciated, will be razed during the next 6 to 24 months resulting in a yet to be determined, non-cash charge to earnings.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the nine months ended August 31, 2006, there have been no material changes in our market risk exposures.
ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES
Subsequent to August 31, 2006, and prior to the filing of this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at August 31, 2006, and during the period prior to the filing of this report.
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
Current Litigation
On July 13, 2005, Kentucky Speedway, LLC filed a civil action in the Eastern District of Kentucky against NASCAR and us alleging that "NASCAR and ISC have acted, and continue to act, individually and in combination and collusion with each other and other companies that control tracks hosting NASCAR NEXTEL Cup Series, to illegally restrict the award of ... NASCAR NEXTEL Cup Series [races]." The complaint seeks damages and an injunction requiring NASCAR to establish a competitive bidding process for NEXTEL Cup events and prohibiting further violations of the antitrust laws. Other than some vaguely conclusory allegations, the complaint fails to specify any conduct by International Speedway Corporation ("ISC") other than conducting and growing its motorsports entertainment business for the benefit of its shareholders. We believe the allegations to be without merit and intend to defend ourself vigorously. We have retained counsel and are pursuing defenses to the suit while maintaining potential counterclaim remedies available to us to recover the damages caused by the filing of the suit. The court has established a February 1, 2007 deadline for the completion of pre-trial discovery. Based upon the current timeline a trial on the merits of the case is scheduled for no earlier than August 2007. While it is premature to quantify either the likelihood or the potential magnitude of an adverse decision, the fees and expenses associated with the defense of this suit are not covered by insurance and could adversely impact our financial condition or results of operations and cash flows, even if we ultimately prevail. Further, the time devoted to this matter by management and the possible impact of litigation on business negotiations occurring prior to resolution of this matter could also adversely impact our financial condition or results of operations and cash flows. Finally, even if the direct effect of the resolution of this case does not result in a material adverse impact on us, it is possible that the resolution of this case could result in industry-wide changes in the way race schedules are determined by sanctioning bodies, which could indirectly have a material adverse impact on us.
ITEM 1A. RISK FACTORS
This report and the documents incorporated by reference may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify a forward-looking statement by our use of the words "anticipate," "estimate," "expect," "may," "believe," "objective," "projection," "forecast," "goal," and similar expressions. These forward-looking statements include our statements regarding the timing of future events, our anticipated future operations and our anticipated future financial position and cash requirements. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. We previously disclosed in response to Item 1A to Part I of our report on Form 10-K for the fiscal year ended November 30, 2005 the important factors that could cause our actual results to differ from our expectations. Except as set forth below there have been no material changes to those risk factors.
We are subject to changing governmental regulations and legal standards that could increase our expenses
With the possible exception of the issues concerning fill operations on Staten Island raised in the September 2006 communications from the New York State Department of Environmental Conservation ("DEC") and the New York City Department of Sanitation ("DOS"), we believe that our operations are in material compliance with all applicable federal, state and local environmental, land use and other laws and regulations. We ceased the fill operations on Staten Island while we address certain issues the DEC and DOS raised. Nonetheless, if it is determined that damage to persons or property or contamination of the environment has been caused or exacerbated by the operation or conduct of our business or by pollutants, substances, contaminants or wastes used, generated or disposed of by us, or if pollutants, substances, contaminants or wastes are found on property currently or previously owned or operated by us, we may be held liable for such damage and may be required to pay the cost of investigation and/or remediation of such contamination or any related damage. The amount of such liability as to which we are self-insured could be material. State and local laws relating to the protection of the environment also can include noise abatement laws that may be applicable to our racing events. Our existing facilities continue to be used in situations where the standards for new facilities to comply with certain laws and regulations, including the Americans with Disabilities Act, are constantly evolving. Changes in the provisions or application of federal, state or local environmental, land use or other laws, regulations or requirements to our facilities or operations, or the discovery of previously unknown conditions, also could require us to make additional material expenditures to remediate or attain compliance.
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

INTERNATIONAL SPEEDWAY CORPORATION
(Registrant)
Date: 10/6/2006	/s/ Susan G. Schandel
Susan G. Schandel, Senior Vice President
& Chief Financial Officer