Form 10-K
period 2006-11-30
INTERNATIONAL SPEEDWAY CORP
filed 2007-02-13
CIK 51548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report
Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the fiscal year period ended November 30, 2006
INTERNATIONAL SPEEDWAY CORPORATION
(Exact name of registrant as specified in its charter)

1801 WEST INTERNATIONAL SPEEDWAY BOULEVARD,
DAYTONA BEACH, FLORIDA	32114
(Address of principal executive offices)	(Zip code)

FLORIDA	O-2384	59-0709342
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification Number)
Registrant’s telephone number, including area code: (386) 254-2700
Securities registered pursuant to Section 12 (b) of the Act:

Title of each class Class A Common Stock — $.01 par value	Name of each exchange on which registered NASDAQ/National Market System
Securities registered pursuant to Section 12 (g) of the Act:
Common Stock — $.10 par value
Class B Common Stock — $.01 par value
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer”in Rule 12b-2 of the Exchange Act. (Check one):
                         Large accelerated filer ☑            Accelerated filer ☐            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The aggregate market value of the voting stock held by nonaffiliates of the registrant as of May 31, 2006 was $1,668,294,753.41 based upon the last reported sale price of the Class A Common Stock on the NASDAQ National Market System on that date and the assumption that all directors and executive officers of the Company, and their families, are affiliates.
At December 31, 2006, there were outstanding:
No shares of Common Stock, $.10 par value per share, 31,288,232 shares of Class A Common Stock, $.01 par value per share, and 22,085,463 shares of Class B Common Stock, $.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE. The information required by Part III is to be incorporated by reference from the definitive information statement which involves the election of directors at our April 2007 Annual Meeting of Shareholders and which is to be filed with the Commission not later than 120 days after November 30, 2006. Certain of the exhibits listed in Part IV are incorporated by reference from the Company’s Registration Statement filed on Form S-4, File No. 333-118168.
EXCEPT AS EXPRESSLY INDICATED OR UNLESS THE CONTEXT OTHERWISE REQUIRES, “ISC,” “WE,” “OUR,” “COMPANY,” “US,” OR “INTERNATIONAL SPEEDWAY” MEAN INTERNATIONAL SPEEDWAY CORPORATION, A FLORIDA CORPORATION, AND ITS SUBSIDIARIES.
BEGINNING IN 2004, NEXTEL COMMUNICATIONS REPLACED R.J. REYNOLDS AS THE SPONSOR OF THE NASCAR CUP SERIES. IN THIS DOCUMENT, WHEN WE USE THE TERM “NASCAR NEXTEL CUP SERIES,” WE ARE REFERRING TO THE OLD NASCAR WINSTON CUP SERIES (AS NASCAR’S CUP SERIES WAS NAMED UNTIL 2004) AS WELL AS THE NASCAR NEXTEL CUP SERIES.

PART I
ITEM 1. BUSINESS
GENERAL
We are a leading promoter of motorsports entertainment activities in the United States. The general nature of our business is a motorsports themed amusement enterprise; furnishing amusement to the public in the form of motorsports themed entertainment. We currently own and/or operate eleven of the nation’s major motorsports entertainment facilities:
•	Daytona International Speedway in Florida;

•	Talladega Superspeedway in Alabama;

•	Michigan International Speedway in Michigan;

•	Richmond International Raceway in Virginia;

•	California Speedway in California;

•	Kansas Speedway in Kansas;

•	Phoenix International Raceway in Arizona;

•	Homestead-Miami Speedway in Florida;

•	Martinsville Speedway in Virginia;

•	Darlington Raceway in South Carolina; and

•	Watkins Glen International in New York.
In addition, Raceway Associates, LLC (“Raceway Associates”), in which we held a 37.5 percent indirect equity interest during 2006 (see Item 1 “Equity Investments” and Item 7 “Acquisitions and Divestures” and “Future Liquidity” for further discussion regarding our acquisition of the remaining equity interest), owns and operates two nationally recognized major motorsports entertainment facilities in Illinois:
•	Chicagoland Speedway; and

•	Route 66 Raceway.

In 2006, these motorsports entertainment facilities promoted well over 100 stock car, open wheel, sports car, truck, motorcycle and other racing events, including:
•	21 National Association for Stock Car Auto Racing (“NASCAR”) NEXTEL Cup Series events;

•	16 NASCAR Busch Series events;

•	nine NASCAR Craftsman Trucks Series events;

•	six Indy Racing League (“IRL”) IndyCar Series events;

•	one National Hot Rod Association (“NHRA”) POWERade drag racing events;

•	the premier sports car endurance event in the United States (the Rolex 24 at Daytona sanctioned by the Grand American Road Racing Association (“Grand American”)); and

•	a number of other prestigious stock car, sports car, open wheel and motorcycle events.
Our business consists principally of racing events at these major motorsports entertainment facilities, which, in total, currently have more than one million grandstand seats. We generate revenue primarily from admissions, television, radio and ancillary rights fees, promotion and sponsorship fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating), advertising revenues, royalties from licenses of our trademarks and track rentals, as well as from catering, merchandise and food concession services at our wholly-owned motorsports entertainment facilities. We also own and operate the Motor Racing Network, Inc. radio network, or MRN Radio, the nation’s largest independent motorsports radio network in terms of event programming, and DAYTONA USA—The Ultimate Motorsports Attraction, a motorsports-themed entertainment complex and the Official Attraction of NASCAR.
We have grown significantly in recent years through both internal and external initiatives. From fiscal 2002 through fiscal 2006, our revenues increased from approximately $524.2 million to $798.4 million, a compound annual growth rate, or CAGR, of 11.1 percent. In particular, our motorsports related revenues increased from 46.1 percent of our total revenues in fiscal 2002 to 58.4 percent in fiscal 2006, a CAGR of 17.8 percent. We remain focused on several growth opportunities, including developing long-term marketing partnerships and maximizing our media income and exposure. These initiatives have broadened our financial stability through more predictable and recurring revenues and cash flows and should enable us to maintain our leadership position in the motorsports entertainment industry.
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

OPERATIONS
The general nature of our business is a motorsports themed amusement enterprise, furnishing amusement to the public in the form of motorsports themed entertainment. Our motorsports event operations consist principally of racing events at our major motorsports entertainment facilities, which include providing catering, merchandise and food concessions at our motorsports entertainment facilities that host NASCAR NEXTEL Cup Series events. Our other operations include the DAYTONA USA motorsports entertainment complex, MRN Radio, our 37.5 percent equity investment in Raceway Associates, our 50.0 percent equity investment in the joint venture SMISC, LLC (“SMISC”), which conducts business through a wholly-owned subsidiary Motorsports Authentics, and certain other activities. We derived approximately 87.6 percent of our 2006 revenues from NASCAR-sanctioned racing events at our wholly-owned facilities.
In addition to events sanctioned by NASCAR, in fiscal 2006 we promoted other stock car, open wheel, sports car, motorcycle and go-kart racing events sanctioned by the American Historic Racing Motorcycle Association, the American Motorcyclist Association, the Automobile Racing Club of America (“ARCA”), the American Sportbike Racing Association — Championship Cup Series (“CCS”), Grand American, Historic Sportscar Racing, the International Race of Champions, IRL, NHRA, the Porsche Club of America, the Sports Car Club of America (“SCCA”), the Sportscar Vintage Racing Association, the United States Auto Club (“USAC”) and the World Karting Association.
Food, Beverage and Merchandise Operations
We conduct, either through operations of the particular facility or through certain wholly-owned subsidiaries operating under the name “Americrown,” souvenir merchandising operations, food and beverage concession operations and catering services, both in suites and chalets, for customers at each of our wholly-owned motorsports entertainment facilities. We also market and distribute motorsports-related merchandise such as apparel, souvenirs and collectibles to retail customers, through our RacingOne.com internet site and directly to dealers.
DAYTONA USA
DAYTONA USA — The Ultimate Motorsports Attraction, our motorsports-themed entertainment complex, is located adjacent to the Daytona International Speedway and is open 364 days a year, everyday except Christmas.
DAYTONA USA includes (i) the Velocitorium, which covers approximately 60,000 square feet, stands nearly four stories high and contains numerous highly interactive motorsports exhibits, many of which are sponsored by leading consumer brands (including the Acceleration Alley racing simulators, the Daytona Dream Laps motion ride film, the Ford Sixteen Second Pit Stop Challenge and the Toyota Tundra driving simulator); (ii) the 258 seat Pepsi IMAX Theater featuring the Daytona 500 Movie and NASCAR 3D the IMAX experience; (iii) DAYTONA USA’s Gatorade Victory Lane where the car of the current Daytona 500 winner is displayed; (iv) DAYTONA USA’s Speedway Tours, a semi-automated tram tour of Daytona International Speedway’s garage area, pit road, Gatorade Victory Lane and high-banked track; (v) the Richard Petty Driving and Riding Experience at Daytona; (vi) for groups of 15 or more, the VIP Tour, which includes a tour of the NEXTEL Tower and (vii) non-event time rentals of our facilities including the Bill France Room, Daytona 500 Club, Lake Lloyd Community Center, NEXTEL FANZONE Garages and Suites.

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
MRN Radio
Our subsidiary, Motor Racing Network, Inc., does business under the name “MRN Radio,” but is not a radio station. Rather, it creates motorsports-related programming content carried on radio stations around the country, including a national satellite radio service. MRN Radio produces and syndicates to radio stations live coverage of the NASCAR NEXTEL Cup, NASCAR Busch and NASCAR Craftsman Truck series races and certain other races conducted at our motorsports entertainment facilities, as well as some races conducted at motorsports entertainment facilities we do not own. Each track presently has the ability to separately contract for the rights to radio broadcasts of events held at its facilities. In addition, MRN Radio provides production services for NEXTEL Vision, the trackside large screen video display units, at all NASCAR NEXTEL Cup Series event weekends except at Indianapolis Motor Speedway, which is a track we do not own. MRN Radio also produces and syndicates daily and weekly NASCAR racing-themed programs. MRN Radio derives revenue from the sale of national advertising contained in its syndicated programming, the sale of advertising and audio and video production services for NEXTEL Vision, as well as from rights fees paid by radio stations that broadcast the programming.
Equity Investments
Raceway Associates
At November 30, 2006, we indirectly owned 37.5 percent of Raceway Associates, which owns Chicagoland Speedway (“Chicagoland”) and Route 66 Raceway, both of which are located in Joliet Illinois. Route 66 Raceway hosts events including NHRA POWERade drag racing series events, dirt oval racing and concerts and has grandstands that seat approximately 30,000 spectators. Chicagoland is a 1.5-mile moderately banked, asphalt, oval superspeedway. The motorsports entertainment facility has grandstands, which seat approximately 75,000 spectators, and 24 luxury suites containing approximately 1,000 additional seats. Chicagoland promotes a NASCAR NEXTEL Cup Series, NASCAR Busch Series, IRL IndyCar Series and ARCA RE/MAX Series event.
In November 2006, we announced that, through a wholly-owned subsidiary, we had entered into a purchase agreement with Indianapolis Motor Speedway Corporation (“IMS”) to indirectly acquire an additional 37.5 percent interest in Raceway Associates. As a result of the transaction, we will own 100.0 percent of Motorsports Alliance, LLC (“Motorsports Alliance”), which owns 75.0 percent of Raceway Associates. Concurrent with the IMS transaction, we also exercised our right to purchase the minority partners’ remaining 25.0 percent interest in Raceway Associates pursuant to the 1999 Raceway Associates formation agreement.

All the above transactions closed on February 2, 2007, for a total purchase price of approximately $102.4 million in cash. These transactions will be accounted for as a business combination.
Motorsports Authentics
On August 30, 2005, we partnered with Speedway Motorsports Incorporated (“SMI”) in a 50/50 joint venture, SMISC, which, through a wholly-owned subsidiary, conducts business under the name Motorsports Authentics. Motorsports Authentics operates as an independent company with us and SMI as equal owners and is the leader in design, promotion, marketing and distribution of motorsports licensed merchandise. Motorsports Authentics has licenses for exclusive and non-exclusive distribution with teams competing in NASCAR and other major motorsports series. Its products include a broad range of motorsports-related die-cast replica collectibles, apparel, gifts and other memorabilia, which are marketed through a combination of mass retail, domestic wholesale, trackside, international and collector’s club distribution channels.
Other Activities
From time to time, we use our track facilities for testing for teams, driving schools, riding experiences, car shows, auto fairs, concerts and settings for television commercials, print advertisements and motion pictures. We also rent “show cars” for promotional events. We operate Talladega Municipal Airport, which is located adjacent to Talladega Superspeedway (“Talladega”). We rent certain warehouse and office space in Daytona Beach, Florida to third parties. We own property in Daytona Beach, Florida, upon which we conduct agricultural operations. Our Richmond facility includes a fairgrounds complex, which operates various non-motorsports related events.
COMPETITION
Racing events compete with other professional sports such as football, basketball, hockey and baseball, as well as other recreational events and activities. Our events also compete with other racing events sanctioned by various racing bodies such as NASCAR, IRL, CCS, USAC, SCCA, Grand American, ARCA and others, many of which are often held on the same dates at separate motorsports entertainment facilities. We believe that the type and caliber of promoted racing events, facility location, sight lines, pricing, variety of motorsports themed amusement options and level of customer conveniences and amenities are the principal factors that distinguish competing motorsports entertainment facilities.
EMPLOYEES
As of November 30, 2006, we had over 1,100 full-time employees. We also engage a significant number of temporary personnel to assist during periods of peak attendance at our events, some of whom are volunteers. None of our employees are represented by a labor union. We believe that we enjoy a good relationship with our employees.
AVAILABLE INFORMATION
We file annual, quarterly and current reports, information statements and other information with the SEC. Our SEC filings are available to the public over the internet at the SEC’s web site at http://www.sec.gov. You may also read and copy any document we file with the SEC at its public reference facilities at 450 Fifth Street, N.W., Washington,

D.C. 20549. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Room of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities. You can also obtain information about us at the offices of the National Association of Securities Dealers, 1735 K St., N.W., Washington, D.C. 20006. The address of our internet website is http://www.iscmotorsports.com. Through a link on the Investor Relations portion of our internet website we make available all of our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as beneficial ownership reports filed with the SEC by directors, officers and other reporting persons relating to holdings in International Speedway Corporation securities. This information is available as soon as the filing is accepted by the SEC.

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
Our success depends on our relationships with motorsports sanctioning bodies, particularly NASCAR, and the continuation of present sanctioning practices
Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction the races we promote at our facilities, particularly NASCAR, the sanctioning body for the NASCAR NEXTEL Cup, NASCAR Busch and NASCAR Craftsman Truck series events. NASCAR-sanctioned races conducted at our wholly-owned subsidiaries accounted for approximately 87.6 percent of our total revenues in fiscal 2006. Each NASCAR sanctioning agreement is awarded on an annual basis. NASCAR is not required to continue to enter into, renew or extend sanctioning agreements with us to conduct any event. Any adverse change in the present sanctioning practices, such as the proposal to establish a bid system contained in the complaint in the Kentucky Speedway litigation, could adversely impact our operations and revenue. Moreover, although our general growth strategy includes the possible development and/or acquisition of additional motorsports entertainment facilities, it cannot be assured that any sanctioning body, including NASCAR, will enter into sanctioning agreements with us to conduct races at any of our newly developed or acquired motorsports entertainment facilities. Failure to obtain a sanctioning agreement for a major NASCAR event could negatively affect us. Similarly, notwithstanding NASCAR’s approvals of our proposals for realignment of NASCAR NEXTEL Cup Series dates among our facilities in fiscal 2004, 2005 and 2006, NASCAR is not obligated to modify its race schedules to allow us to schedule our races more efficiently. By sanctioning an event, NASCAR neither warrants, expressly or by implication, nor takes responsibility for, the success, financial or otherwise, of the sanctioned event or the number or identity of vehicles or competitors participating in the event.
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
•	employment;

•	business conditions;

•	interest rates; and

•	taxation rates.
These factors can impact both attendance at our events and advertising and marketing dollars available from the motorsports industry’s principal sponsors and potential sponsors. There can be no assurance that consumer and corporate spending will not be affected adversely by economic and other lifestyle conditions, thereby impacting our growth, revenue and profitability. General economic conditions were significantly and negatively impacted by the September 11, 2001 terrorist attacks and the war in Iraq and could be similarly affected by any future attacks, by a terrorist attack at any mass gathering or fear of such attacks, or by other acts or prospects of war. Any future attacks or wars or related threats could also increase our expenses related to insurance, security or other related matters. A weakened economic and business climate, as well as consumer uncertainty created by such a climate, could adversely affect our financial results. Finally, our financial results could also be adversely impacted by a widespread outbreak of a severe epidemiological crisis.
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

Committee, certain potential conflicts of interest between us and NASCAR exist with respect to, among other things:
•	the terms of any sanctioning agreements that may be awarded to us by NASCAR;

•	the amount of time the employees mentioned above and certain of our other employees devote to NASCAR’s affairs; and

•	the amounts charged or paid to NASCAR for office rental, transportation costs, shared executives, administrative expenses and similar items.
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
We are controlled by the France family
The France Family Group members, together, beneficially own approximately 35.0 percent of our capital stock and over 60.0 percent of the combined voting power of both classes of our common stock. Accordingly, if members of the France Family Group vote their shares of common stock in the same manner, they can (without the approval of our other shareholders) elect our entire Board of Directors and determine the outcome of various matters submitted to shareholders for approval, including fundamental corporate transactions. If holders of class B common stock other than the France Family Group elect to convert their beneficially owned shares of class B common stock into shares of class A common stock and members of the France Family Group do not convert their shares, the relative voting power of the France Family Group will increase. Voting control by the France Family Group may discourage certain types of transactions involving an actual or potential change in control of us, including transactions in which the holders of class A common stock might receive a premium for their shares over prevailing market prices.
The IRS is currently performing a periodic examination of certain of our federal income tax returns that could result in a material negative impact on cash flow
The Internal Revenue Service (the “Service”) is currently performing a periodic examination of our federal income tax returns for the years ended November 30, 1999 through November 30, 2005 and is challenging the tax depreciation treatment for a significant portion of our motorsports entertainment facility assets. In accordance with SFAS No. 109 “Accounting for Income Taxes” we have accrued a deferred tax liability based on the differences between our financial reporting and tax bases of such assets and have recorded a reserve for additional interest that may be due. While we believe that our application of the federal income tax regulations in question is appropriate, and we intend to vigorously defend the merits of our position, an adverse resolution of these matters could result in a material negative impact on cash flow.

Future impairment of goodwill and other intangible assets or long-lived assets could adversely affect our financial results
Our consolidated balance sheets include significant amounts of goodwill and other intangible assets and long-lived assets. We account for our goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and for our long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In fiscal 2002, we recorded a non-cash after-tax charge of approximately $453.2 million, including approximately $3.4 million associated with our equity investment in Raceway Associates, as a cumulative effect of accounting change upon adoption of SFAS No. 142. In fiscal 2004, we recorded a non-cash before-tax charge of approximately $13.2 million as an impairment of long-lived assets due to our decision to indefinitely suspend major motorsports event operations at our Nazareth facility after completion of its fiscal 2004 events. In fiscal 2006, we recorded a non-cash before-tax charge of approximately $84.7 million as an impairment of long-lived assets due to our decision to discontinue pursuit of a speedway development on Staten Island. As of November 30, 2006, goodwill and other intangible assets and property and equipment accounts for approximately $1,406.1 million, or 73.2 percent of our total assets. Both SFAS No. 142 and No. 144 require testing goodwill and other intangible assets and long-lived assets for impairment based on assumptions regarding our future business outlook. While we continue to review and analyze many factors that can impact our business prospects in the future, our analyses are subjective and are based on conditions existing at and trends leading up to the time the assumptions are made. Actual results could differ materially from these assumptions. Our judgments with regard to our future business prospects could impact whether or not an impairment is deemed to have occurred, as well as the timing of the recognition of such an impairment charge. If future testing for impairment of goodwill and other intangible assets or long-lived assets results in a reduction in their carrying value, we will be required to take the amount of the reduction in such goodwill and other intangible assets or long-lived assets as a non-cash charge against operating income, which would also reduce shareholders’ equity.
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
We operate in a highly competitive environment
As an entertainment company, our racing events face competition from other spectator-oriented sporting events and other leisure, entertainment and recreational activities, including professional football, basketball, hockey and baseball. As a result, our revenues are affected by the general popularity of motorsports, the availability of alternative forms of recreation and changing consumer preferences. Our racing events also compete with other racing events sanctioned by various racing bodies such as NASCAR, IRL, USAC, NHRA, International Motorsports Association, SCCA, Grand American, ARCA and others. We believe that the primary elements of competition in attracting motorsports spectators and corporate sponsors to a racing event and facility are the type and caliber of promoted racing events, facility location, sight lines, pricing and customer conveniences that contribute to a total entertainment experience. Many sports and entertainment businesses have resources that exceed ours.

We are subject to changing governmental regulations and legal standards that could increase our expenses
With the possible exception of issues concerning fill operations on Staten Island raised in September 2006 communications from the New York State Department of Environmental Conservation (“DEC”) and the New York City Department of Sanitation (“DOS”), we believe that our operations are in material compliance with all applicable federal, state and local environmental, land use and other laws and regulations. We ceased fill operations on Staten Island while we address certain issues the DEC and DOS raised. Nonetheless, if it is determined that damage to persons or property or contamination of the environment has been caused or exacerbated by the operation or conduct of our business or by pollutants, substances, contaminants or wastes used, generated or disposed of by us, or if pollutants, substances, contaminants or wastes are found on property currently or previously owned or operated by us, we may be held liable for such damage and may be required to pay the cost of investigation and/or remediation of such contamination or any related damage. The amount of such liability as to which we are self-insured could be material. State and local laws relating to the protection of the environment also can include noise abatement laws that may be applicable to our racing events. Our existing facilities continue to be used in situations where the standards for new facilities to comply with certain laws and regulations, including the Americans with Disabilities Act, are constantly evolving. Changes in the provisions or application of federal, state or local environmental, land use or other laws, regulations or requirements to our facilities or operations, or the discovery of previously unknown conditions, also could require us to make additional material expenditures to remediate or attain compliance.
Our development of new motorsports entertainment facilities (and, to a lesser extent, the expansion of existing facilities) requires compliance with applicable federal, state and local land use planning, zoning and environmental regulations. Regulations governing the use and development of real estate may prevent us from acquiring or developing prime locations for motorsports entertainment facilities, substantially delay or complicate the process of improving existing facilities, and/or increase the costs of any of such activities.
We may be unable to acquire or develop new motorsports entertainment facilities
Our ability to acquire or develop motorsports entertainment facilities, such as our efforts in the New York City area and the Pacifi1`c Northwest, depends on a number of factors, including, but not limited to:
•	our ability to obtain additional or realign existing sanctioning agreements to promote NASCAR NEXTEL Cup Series, NASCAR Busch Series or other major events at any new facilities;

•	the cooperation of local government officials;

•	our capital resources;

•	our ability to control construction and operating costs; and

•	our ability to hire and retain qualified personnel.
Developing new motorsports entertainment facilities is expensive
Expenses associated with developing, constructing and opening a new motorsports entertainment facility, such as those under consideration in the Pacific Northwest and the New York Metropolitan area, may negatively affect our financial condition and results of operations in one or more future reporting periods. The cost of any new facility transaction will depend on a number of factors, including but not limited to:
•	the facility’s location;

•	the extent of our ownership interest in the facility; and

•	the degree of any municipal or other public incentives or support.
Although we believe that we will be able to obtain financing to fund the acquisition, development and/or construction of additional motorsports entertainment facilities, we cannot be sure that adequate debt or equity financing will be available on satisfactory terms.

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
Future schedule changes as determined by NASCAR or other sanctioning bodies, as well as the acquisition of additional, or divestiture of existing, motorsports entertainment facilities could impact the timing of our major events in comparison to prior or future periods.
The following table presents certain unaudited financial data for each quarter of fiscal 2005 and 2006 (in thousands, except per share amounts):

	Fiscal Quarter Ended
	February 28,	May 31,	August 31,	November 30,
	2005	2005	2005	2005

Total revenue	$179,432	$157,447	$166,519	$236,730
Operating income	71,847	46,866	56,019	90,533
Income from continuing operations	41,118	26,540	36,804	54,612
Net income	41,065	26,501	36,752	55,044
Basic earnings per share	0.77	0.50	0.69	1.04
Diluted earnings per share	0.77	0.50	0.69	1.03

	Fiscal Quarter Ended
	February 28,	May 31,	August 31,	November 30,
	2006	2006	2006	2006

Total revenue	$193,934	$172,083	$178,892	$253,460
Operating income	78,463	52,176	51,808	16,719
Income from continuing operations	44,131	30,727	34,299	7,823
Net income	44,053	30,687	34,272	7,792
Basic earnings per share	0.83	0.58	0.64	0.15
Diluted earnings per share	0.83	0.58	0.64	0.15

Governmental regulation may adversely affect the availability of sponsorships and advertising
The motorsports industry generates significant recurring revenue from the promotion, sponsorship and advertising of various companies and their products. Actual or proposed government regulation can impact negatively the availability to the motorsports industry of this promotion, sponsorship and advertising revenue. As examples, advertising by the tobacco and alcoholic beverage industries generally is subject to greater governmental regulation than advertising by other sponsors of our events. The combined advertising and sponsorship revenue from the tobacco and alcoholic beverage industries accounted for approximately 0.7 percent of our total revenues in fiscal 2006. In addition, the tobacco and alcoholic beverage industries have provided financial support to the motorsports industry through, among other things, their purchase of advertising time, their sponsorship of racing teams and their sponsorship of racing series such as the NASCAR NEXTEL Cup and NASCAR Busch series. Implementation of further restrictions on the advertising or promotion of tobacco or alcoholic beverage products could adversely affect us.
ITEM 1B. UNRESOLVED STAFF COMMENTS

ITEM 2. PROPERTIES
MOTORSPORTS ENTERTAINMENT FACILITIES
The following table sets forth information relating to each of our motorsports entertainment facilities and those in which we have an equity interest as of November 30, 2006:

		APPROXIMATE
		NUMBER OF
		GRANDSTAND	APPROXIMATE	TRACK
TRACK NAME	LOCATION	SEATS	ACREAGE	LENGTH

Daytona International Speedway	Daytona Beach, Florida	168,000	440	2.5 miles
Talladega Superspeedway	Talladega, Alabama	143,000	1,435	2.6 miles
Michigan International Speedway	Brooklyn, Michigan	137,000	1,180	2.0 miles
Richmond International Raceway	Richmond, Virginia	105,000	635	0.8 miles
California Speedway	Fontana, California	92,000	566	2.0 miles
Kansas Speedway	Kansas City, Kansas	82,000	1,000	1.5 miles
Phoenix International Raceway	Phoenix, Arizona	76,000	598	1.0 mile
Homestead-Miami Speedway	Homestead, Florida	69,000	404	1.5 miles
Martinsville Speedway	Martinsville, Virginia	64,000	250	0.5 miles
Darlington Raceway	Darlington, South Carolina	62,000	230	1.3 miles
Watkins Glen International	Watkins Glen, New York	35,000	1,377	3.4 miles

Chicagoland Speedway (37.5%)	Joliet, Illinois	75,000	930	1.5 mile
Route 66 Raceway (37.5%)	Joliet, Illinois	30,000	240	1/4 mile
DAYTONA INTERNATIONAL SPEEDWAY. Daytona International Speedway is a high-banked, lighted, asphalt, tri-oval superspeedway that also includes a 3.6-mile road course. The lease on the property expires in 2054, including renewal options. The facility is located in Daytona Beach, Florida.
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
WATKINS GLEN INTERNATIONAL. Watkins Glen International includes 3.4-mile and 2.4-mile road course tracks and is located near Watkins Glen, New York.
OTHER FACILITIES. We own approximately 71 acres of real property on International Speedway Boulevard across from Daytona International Speedway on which are located seven buildings containing an aggregate of approximately 375,000 square feet. Our corporate headquarters and other offices and facilities are located in a portion of these facilities. In addition, we own property in Daytona Beach, Florida, aggregating approximately 500 acres near Daytona International Speedway, on which we conduct agricultural operations except during events when they are used for parking and other ancillary purposes. We also own concession facilities in Talladega, Alabama. We lease real estate and office space in Talladega, Alabama and the property and premises at the Talladega Municipal Airport. Our wholly-owned subsidiary, Phoenix Speedway Corp. leases office space in Avondale, Arizona. The Richmond facility includes a state fairgrounds complex that operates various non-motorsports events.
Through our majority-owned subsidiary, 380 Development, LLC (“380 Development”), we purchased approximately 676 acres in the New York City borough of Staten Island that we targeted for the development of a major motorsports entertainment and retail development project. In December 2006, due to a variety of factors, we announced our decision to discontinue pursuit of a speedway development on Staten Island. We have begun to research and develop market demand studies to assist in the evaluation of various alternative strategies for the Staten Island acreage, including potentially selling the property in whole or in parts, or developing the property with a third party for some other use. See “Future Liquidity” and Note 4 in the Consolidated Financial Statements included elsewhere in this document for further discussion regarding the discontinuance of the pursuit of this speedway development.

INTELLECTUAL PROPERTY
We have various registered and common law trademark rights, including, but not limited to, “California Speedway,” “Darlington Raceway,” “The Great American Race,” “Southern 500,” “Too Tough to Tame,” “Daytona International Speedway,” “DAYTONA USA,” the “Daytona 500,” the “24 Hours of Daytona,” “Acceleration Alley,” “Daytona Dream Laps,” “Speedweeks,” “World Center of Racing,” “Homestead-Miami Speedway,” “Kansas Speedway,” “Martinsville Speedway,” “Michigan International Speedway,” “Phoenix International Raceway,” “Richmond International Raceway,” “The Action Track,” “Talladega Superspeedway,” “Watkins Glen International,” “The Glen,” “Americrown,” “Motor Racing Network,” “MRN,” “International Speedway Race Rewards” and related logos. We also have licenses from NASCAR, various drivers and other businesses to use names and logos for merchandising programs and product sales. Our policy is to protect our intellectual property rights vigorously, through litigation, if necessary, chiefly because of their proprietary value in merchandise and promotional sales.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we are a party to routine litigation incidental to our business. We do not believe that the resolution of any or all of such litigation will have a material adverse effect on our financial condition or results of operations.
In addition to such routine litigation incident to its business, the Company is a party to the legal proceeding described below.
Current Litigation
In July 2005, Kentucky Speedway, LLC filed a civil action in the Eastern District of Kentucky against NASCAR and us alleging that “NASCAR and ISC have acted, and continue to act, individually and in combination and collusion with each other and other companies that control motorsports entertainment facilities hosting NASCAR NEXTEL Cup Series, to illegally restrict the award of .... NASCAR NEXTEL Cup Series [races].” The complaint seeks damages and an injunction requiring NASCAR to establish a competitive bidding process for NEXTEL Cup events and prohibiting further violations of the antitrust laws. Other than some vaguely conclusory allegations, the complaint fails to specify any conduct by International Speedway Corporation (“ISC”) other than conducting and growing its motorsports entertainment business for the benefit of its shareholders. We believe the allegations to be without merit and intend to defend ourself vigorously. We have retained counsel and are pursuing defenses to the suit while maintaining potential counterclaim remedies available to us to recover the damages caused by the filing of the suit. The court has established a February 1, 2007 deadline for the completion of pre-trial discovery factual matters which is to be followed by discovery of expert opinion matters. Based upon the current timeline a trial on the merits of the case is scheduled for no earlier than Fall 2007. While it is premature to quantify either the likelihood or the potential magnitude of an adverse decision, the fees and expenses associated with the defense of this suit are not covered by insurance and could adversely impact our financial condition or results of operations and cash flows, even if we ultimately prevail. Further, the time devoted to this matter by management and the possible impact of litigation on business negotiations occurring prior to resolution of this matter could also adversely impact our financial condition or results of operations and cash flows. Finally, even if the direct effect of the resolution of this case does not result in a material adverse impact on us, it is possible that the resolution of this case could result in industry-wide changes in the way race schedules are determined by sanctioning bodies, which could indirectly have a material adverse impact on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.
PART II

ITEM 5.	MARKET PRICE OF AND DIVIDENDS ON REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
At November 30, 2006, International Speedway Corporation had two issued classes of capital stock: class A common stock, $.01 par value per share, and class B common stock, $.01 par value per share. The class A common stock is traded on the NASDAQ National Market System under the symbol “ISCA.” The class B common stock is traded on the Over-The-Counter Bulletin Board under the symbol “ISCB.OB” and, at the option of the holder, is convertible to class A common stock at any time. As of November 30, 2006, there were approximately 2,662 record holders of class A common stock and approximately 506 record holders of class B common stock.
The reported high and low sales prices or high and low bid information, as applicable, for each quarter indicated are as follows:

	ISCA		ISCB.OB(1)

	High	Low	High	Low
Fiscal 2005:
First Quarter	$56.50	$48.80	$56.00	$49.00
Second Quarter	60.59	51.50	58.50	51.50
Third Quarter	60.15	53.60	59.25	53.50
Fourth Quarter	56.35	50.45	55.00	50.00

Fiscal 2006:
First Quarter	55.00	43.60	54.50	42.94
Second Quarter	51.86	47.25	51.15	47.35
Third Quarter	48.85	43.48	48.75	43.34
Fourth Quarter	54.33	47.85	54.25	47.88

(1)	ISCB quotations were obtained from the OTC Bulletin Board and represent prices between dealers and do not include mark-up, mark-down or commission. Such quotations do not necessarily represent actual transactions.
DIVIDENDS
Annual dividends were declared in the quarter ended in May and paid in June in fiscal years 2002 through 2005 of $0.06 per share and $0.08 per share in fiscal 2006 on all common stock that was issued at the time.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
Equity Compensation Plan Information

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	143,039	$46.4	1,000,000
Equity compensation plans not approved by security holders	—	—	—

Total	143,039	$46.4	1,000,000

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected financial data as of and for each of the last five fiscal years in the period ended November 30, 2006. The income statement data for the three fiscal years in the period ended November 30, 2006, and the balance sheet data as of November 30, 2005 and November 30, 2006, have been derived from our audited historical consolidated financial statements included elsewhere in this report. The balance sheet data as of November 30, 2004, and the income statement data and the balance sheet data as of and for the fiscal years ended November 30, 2002 and 2003, have been derived from our audited historical consolidated financial statements. You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included elsewhere in this report.

	For the Year Ended November 30,
	2002	2003	2004	2005	2006
	(in thousands, except per share data)
Income Statement Data:
Revenues:
Admissions, net	$205,754	$203,699	$222,545	$234,768	$235,251
Motorsports related	241,666	265,209	334,943	408,514	466,095
Food, beverage and merchandise	69,516	74,075	83,236	87,269	87,288
Other	7,230	6,072	7,124	9,578	9,735

Total revenues	524,166	549,055	647,848	740,129	798,369
Expenses:
Direct:
Prize and point fund monies and NASCAR sanction fees	87,388	96,882	119,322	136,816	151,203
Motorsports related	94,375	97,771	113,073	134,395	144,445
Food, beverage and merchandise	37,614	41,467	52,285	56,773	53,141
General and administrative	76,266	82,403	90,307	95,987	106,497
Depreciation and amortization	38,184	40,860	44,443	50,893	56,833
Impairment of long-lived assets	—	—	—	—	87,084
Homestead-Miami Speedway track reconfiguration	—	2,829	—	—	—

Total expenses	333,827	362,212	419,430	474,864	599,203

Operating income	190,339	186,843	228,418	265,265	199,166
Interest income	1,187	1,789	4,053	4,860	5,312
Interest expense	(24,276)	(23,179)	(21,723)	(12,693)	(12,349)
Equity in net income from equity investments	1,907	2,553	2,754	3,516	318
Loss on early redemption of debt	—	—	(4,988)	—	—

Income from continuing operations before income taxes and cumulative effect of accounting change	169,157	168,006	208,514	260,948	192,447
Income taxes	65,945	66,041	82,218	101,876	75,467

Income from continuing operations before cumulative effect of accounting change	103,212	101,965	126,296	159,072	116,980
(Loss) income from discontinued operations(1)	(60,962)	3,483	(6,315)	289	(176)
Gain on sale of discontinued operations	—	—	36,337	—	—
Cumulative effect of accounting change (2)	(453,228)	—	—	—	—

Net (loss) income	$(410,978)	$105,448	$156,318	$159,361	$116,804

	For the Year Ended November 30,
	2002	2003	2004	2005	2006
	(in thousands, except per share data)
Basic Earnings per share:
Income from continuing operations before cumulative effect of accounting change	$1.95	$1.92	$2.38	$2.99	$2.20
(Loss) income from discontinued operations (1)	(1.15)	0.07	(0.12)	0.01	—
Gain on sale of discontinued operations	—	—	0.68	—	—
Cumulative effect of accounting change (2)	(8.55)	—	—	—	—

Net (loss) income	$(7.75)	$1.99	$2.94	$3.00	$2.20

Diluted earnings per share:
Income from continuing operations before cumulative effect of accounting change	$1.94	$1.92	$2.37	$2.99	$2.20
(Loss) income from discontinued operations (1)	(1.14)	0.06	(0.11)	—	(0.01)
Gain on sale of discontinued operations	—	—	0.68	—	—
Cumulative effect of accounting change (2)	(8.54)	—	—	—	—

Net (loss) income	$(7.74)	$1.98	$2.94	$2.99	$2.19

Dividends per share	$0.06	$0.06	$0.06	$0.06	$0.08

Weighted average shares outstanding:
Basic	53,036,552	53,057,077	53,084,437	53,128,533	53,166,458
Diluted	53,101,535	53,133,282	53,182,776	53,240,183	53,270,623

Balance Sheet Data (at end of period):
Cash and cash equivalents	$109,263	$223,973	$160,978	$130,758	$59,681
Working capital (deficit)	12,100	(104,761)	149,879	14,887	7,298
Total assets	1,155,971	1,303,792	1,619,510	1,797,069	1,922,059
Long-term debt	309,606	75,168	369,315	368,387	367,324
Total debt	315,381	308,131	376,820	369,022	368,094
Total shareholders’ equity	622,325	726,465	881,738	1,039,955	1,155,115

(1)	Reflects the accounting for discontinued operations of North Carolina Speedway, which was sold on July 1, 2004, and Nazareth Speedway which is currently held for sale. The loss from discontinued operations in fiscal 2002 includes the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 142, which resulted in a non-cash after-tax charge of approximately $64.0 million. The loss from discontinued operations in fiscal 2004 includes the non-cash after-tax impairment of Nazareth’s long-lived assets of approximately $8.6 million. The discontinued operations in fiscal 2005 includes the subsequent non-cash after-tax write-up of certain grandstand assets at Nazareth, which were relocated to and used at Darlington Raceway (“Darlington”) in fiscal 2006, of approximately $471,000.

(2)	Reflects the adoption of SFAS No. 142, which resulted in a non-cash after-tax charge of approximately $453.2 million in the first quarter of fiscal 2002. Included in this charge is approximately $3.4 million associated with our equity investment in Raceway Associates.

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
“Motorsports related” revenue primarily includes television, radio and ancillary rights fees, marketing partnership fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating), advertising, track rentals and royalties from licenses of our trademarks.
“Food, beverage and merchandise” revenue includes revenues from concession stands, direct sales of souvenirs, hospitality catering, programs and other merchandise and fees paid by third party vendors for the right to occupy space to sell souvenirs and concessions at our facilities.
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
Basis of Presentation and Consolidation. We consolidate all entities we control by ownership of a majority voting interest. Also, if we ever have variable interest entities for which we are the primary beneficiary, we will consolidate those entities. We do not currently have variable interest entities for which we are the primary beneficiary. Our judgment in determining if we are the primary beneficiary of a variable interest entity includes assessing our level of involvement in establishing the entity, determining whether we provide more than half of any management, operational or financial support to the entity, and determining if we absorb the majority of the entity’s expected losses or returns.
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
NASCAR contracts directly with certain network providers for television rights to the entire NASCAR NEXTEL Cup and NASCAR Busch series schedules. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR NEXTEL Cup and NASCAR Busch series event. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR NEXTEL Cup or NASCAR Busch series event as a component of its sanction fees and remits the remaining 90.0 percent to the event promoter. The event promoter pays 25.0 percent of the gross broadcast rights fees allocated to the event as part of awards to the competitors.
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
Business Combinations. All business combinations are accounted for under the purchase method. Whether net assets or common stock is acquired, fair values are determined and assigned to the purchased assets and assumed liabilities of the acquired entity. The excess of the cost of the acquisition over fair value of the net assets acquired (including recognized intangibles) is recorded as goodwill. Business combinations involving existing motorsports entertainment facilities commonly result in a significant portion of the purchase price being allocated to the fair value of the contract-based intangible asset associated with long-term relationships manifest in the sanction agreements with sanctioning bodies, such as NASCAR, Grand American and/or IRL. The continuity of sanction agreements with these bodies has historically enabled the facility operator to host motorsports events year after year. While individual sanction agreements may be of terms as short as one year, a significant portion of the purchase price in excess of the fair value of acquired tangible assets is commonly paid to acquire anticipated future cash flows from events promoted pursuant to these agreements which are expected to continue for the foreseeable future and therefore, in accordance with SFAS No. 141, are recorded as indefinite-lived intangible assets recognized apart from goodwill.
Capitalization and Depreciation Policies. Property and equipment are stated at cost. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Depreciation and amortization for financial statement purposes are provided on a straight-line basis over the estimated useful lives of the assets. When we construct assets, we capitalize costs of the project, including, but not limited to, certain preacquisition costs, permitting costs, fees paid to architects and contractors, certain costs of our design and construction subsidiary, property taxes and interest.
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

Acquisition and Divestitures
Martinsville Speedway and North Carolina Speedway
On July 13, 2004, we acquired the assets of Martinsville Speedway (“Martinsville”), and assumed the operations as well as certain liabilities of Martinsville for approximately $194.8 million, including acquisition costs. Martinsville was privately owned, with certain members of the France Family Group, which controls in excess of 60.0 percent of the combined voting interest of ISC, owning 50.0 percent of Martinsville. The acquisition was funded by $100.4 million in proceeds from the sale of the assets of North Carolina Speedway (“North Carolina”) and approximately $94.4 million in cash. Martinsville’s operations are included in our consolidated operations subsequent to the date of acquisition.
As required by the settlement agreement in the Ferko/Vaughn litigation (“Settlement Agreement”) dated April 8, 2004, our North Carolina Speedway, Inc. subsidiary entered into an Asset Purchase Agreement with SMI for the sale of the tangible and intangible assets and operations of North Carolina. Under the terms of the Settlement Agreement, SMI’s subsidiary purchased North Carolina’s assets and assumed its operations for approximately $100.4 million in cash. The sale of North Carolina’s assets closed on July 1, 2004 and we recorded an after-tax gain in our third quarter of fiscal 2004 of approximately $36.3 million.
For all periods presented, the results of operations of North Carolina, including the gain on sale, are presented as discontinued operations.
Nazareth Speedway
After the completion of Nazareth Speedway’s (“Nazareth”) fiscal 2004 events we suspended indefinitely its major motorsports event operations. The NASCAR Busch Series and IRL IndyCar Series events, then conducted at Nazareth, were realigned to other motorsports entertainment facilities within our portfolio.
In January 2006, we entered into an agreement with NZSW, LLC (“NZSW”) for the sale of 158 acres, on which Nazareth Speedway is located, for approximately $18.8 million. Under the terms of the contract the sale transaction is expected to close during fiscal 2007. Upon closing the transaction, we expect to record an after-tax gain from discontinued operations of approximately $6.0 to $7.0 million, or $0.11 to $0.13 per diluted share.
For all periods presented, the results of operations of Nazareth are presented as discontinued operations.
Pikes Peak International Raceway
On October 7, 2005, we acquired the assets and assumed certain liabilities of Pikes Peak International Raceway (“Pikes Peak”) for approximately $12.0 million. Subsequent to the purchase, the NASCAR Busch Series event, then conducted at Pikes Peak, was realigned to another motorsports entertainment facility within our portfolio for the fiscal 2006 racing season and we suspended indefinitely major motorsports event operations at the facility on October 31, 2005. We intend to relocate certain Pikes Peak fixed assets to other facilities within our portfolio. These assets include grandstand seating and other structures that can be utilized for future speedway expansion projects. We are currently pursuing the sale of the land on which Pikes Peak is located.
Raceway Associates
In November 2006, we announced that, through a wholly-owned subsidiary, we had entered into a purchase agreement with IMS to indirectly acquire an additional 37.5 percent interest in Raceway Associates. As a result of the transaction, we will own 100.0 percent of Motorsports Alliance, which owns 75.0 percent of Raceway Associates. Concurrent with the IMS transaction, we also exercised our right to purchase the minority partners’ remaining 25.0 percent interest in Raceway Associates pursuant to the 1999 Raceway Associates formation agreement.
All the above transactions closed on February 2, 2007, for a total purchase price of approximately $102.4 million. These transactions will be accounted for as a business combination.
We believe that Chicagoland Speedway and Route 66 are uniquely attractive assets well-positioned in the nation’s third largest media market. The region boasts a strong motorsports fan base, demonstrated by six consecutive years of season ticket sell-outs at Chicagoland Speedway since opening in 2001. We believe our active representation on Raceway Associates’ management committee since 2001 and extensive knowledge of the motorsports business will help ensure a seamless integration into ISC.

Impairment of Long-Lived Assets
During fiscal 1999, we announced our intention to search for a site for a major motorsports entertainment facility in the New York metropolitan area (see “Future Liquidity”). The decision to discontinue our speedway development efforts on Staten Island, in our fiscal 2006 fourth quarter, resulted in a non-cash, pre-tax charge in our results of approximately $84.7 million, or $1.01 per diluted share after-tax. Accounting principles generally accepted in the United States require that the property be valued at its current fair value, which is estimated by an independent appraisal at approximately $65.0 million. Prior to the write-off, we had capitalized spending of approximately $150.0 million through November 30, 2006, including: (1) $123.0 million for land and related improvements, (2) $11.0 million for costs related solely to the development of the speedway, and (3) $16.0 million for capitalized interest and property taxes. The value of the property is expected to be in excess of $100.0 million once it is filled and ready for sale.
Equity and Other Investments
Motorsports Authentics
On August 30, 2005, we partnered with SMI in a 50/50 joint venture, SMISC, which, through a wholly-owned subsidiary Motorsports Authentics, LLC, conducts business under the name Motorsports Authentics. Motorsports Authentics operates as an independent company with us and SMI as equal owners. Also on August 30, 2005, we announced that SMISC had entered into a definitive agreement dated August 29, 2005, to purchase the stock of Action Performance Companies, Inc. (“Action”). The acquisition was structured as a merger of a wholly-owned subsidiary of Motorsports Authentics, LLC into Action.
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
Proximities, Inc.
We acquired an approximately 24.5 percent interest in Proximities, Inc. (“Proximities”) in November 2004 through the purchase of Proximities’ Series B Preferred Stock for approximately $2.0 million. Proximities is developing products which are to be marketed as secure Radio Frequency Identification cashless payment, access control and age verification systems. Proximities is a variable interest entity as determined in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” We do not consolidate the operations of Proximities as we are not the primary beneficiary. The maximum exposure to loss as a result of our involvement with Proximities at November 30, 2006 is approximately $243,000.
Limited Partnership Agreement
In October 2006 we entered into a limited partnership agreement with Group Motorisé International (“GMI”) to organize, promote and hold certain racing events at Circuit Gilles Villeneuve, including a NASCAR Busch Series and Grand American Rolex Sports Car Series presented by Crown Royal Special Reserve race weekend in the third quarter of fiscal 2007. Circuit Gilles Villeneuve is a road course located in Montréal, Quebec, at which GMI currently promotes a successful F1 Canadian Grand Prix event. The agreement is not expected to have a material effect on our financial condition or results of operations in fiscal 2007.

Future Trends in Operating Results
Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction events at our facilities, particularly with NASCAR, whose sanctioned events at our wholly-owned facilities accounted for approximately 87.6 percent of our revenues in fiscal 2006. In January 2003, NASCAR announced it would entertain and discuss proposals from track operators regarding potential realignment of NASCAR NEXTEL Cup Series dates to more geographically diverse and potentially more desirable markets where there may be greater demand, resulting in an opportunity for increased revenues to the track operators. NASCAR approved realignments of certain NASCAR NEXTEL Cup and other events at our facilities for the 2004, 2005 and 2006 seasons. We believe that the realignments have provided, and will continue to provide, additional net positive revenue and earnings as well as further enhance the sport’s exposure in highly desirable markets, which we believe benefits the sport’s fans, teams, sponsors and television broadcast partners as well as promoters. NASCAR has indicated that it is open to discussion regarding additional date realignments. We believe we are well positioned to capitalize on these future opportunities.
Fiscal 2006 was our last year under NASCAR’s multi-year consolidated television broadcast rights agreements with NBC Sports, Turner Sports, FOX and FX. These agreements cover the domestic broadcast of NASCAR’s NEXTEL Cup and Busch series racing seasons from 2001 through 2006. Under these agreements, television rights fees increased approximately 15.7 percent for the industry in fiscal 2006. Television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR NEXTEL Cup and NASCAR Busch series events conducted at our wholly-owned facilities for fiscal 2006, 2005 and 2004 were approximately $273.4 million, $235.9 million and $188.9 million, respectively.
NASCAR has entered into new combined eight-year agreements with FOX, ABC/ESPN, TNT and SPEED beginning in 2007 for the domestic broadcast and related rights for its NEXTEL Cup, Busch and Craftsman Truck series. The agreements are expected to total approximately $4.5 billion over the eight year period from 2007 through 2014. This results in an approximate $560.0 million gross average annual rights fee for the industry, a more than 40.0 percent increase over the current contract average of $400.0 million annually. The industry rights fees are expected to approximate $505.0 million for 2007, with increases, on average, of approximately three percent per year through the 2014 season. The annual increase is expected to vary between two and four percent per year over the period. While the 2007 rights fees will be less than the 2006 rights fees of approximately $576.0 million, in our opinion this should not overshadow the strategic importance and expected long-term benefits of the new contracts. Over the past several years, there has been a shift of major sports programming from network to cable. The cable broadcasters can support a higher investment through subscriber fees not available to networks, which has resulted in increased rights fees for these sports properties. Cable, however, reaches far fewer households than network broadcasts. We view NASCAR’s decision to keep approximately two-thirds of its event schedule on network television as important to the sport’s future growth. The structure should continue to drive increased fan and media awareness for all three racing series, which will help fuel our long-term attendance and corporate-related revenues. We also welcome the chance to re-establish the sport’s broadcast relationship with ESPN, which we believe will result in further exposure for NASCAR racing. First, we believe the NASCAR Busch Series will significantly benefit from the improved continuity of its season-long presence on ESPN. In addition, we believe the sport as a whole will benefit from the increased ancillary programming and nightly and weekly NASCAR-branded programming and promotions, similar to what ESPN does with the other major sports. The most significant benefit of the new contracts is the substantial increase in earnings and cash flow visibility for the entire industry over the contract period.
As media rights revenues fluctuate so do the variable costs tied to the percentage of broadcast rights fees required to be paid to competitors as part of NASCAR NEXTEL Cup, Busch and Craftsman Truck series sanction agreements. NASCAR prize and point fund monies, as well as sanction fees (“NASCAR direct expenses”), are outlined in the sanction agreement for each event and are negotiated in advance of an event. As previously discussed, included in these NASCAR direct expenses are 25.0 percent of the gross domestic television broadcast rights fees allocated to our NASCAR NEXTEL Cup, Busch and Craftsman Truck series events as part of prize and point fund money. These annually negotiated contractual amounts paid to NASCAR contribute to the support and growth of the sport of NASCAR stock car racing through payments to the teams and sanction fees paid to NASCAR. As such, we do not expect these costs to decrease in the future as a percentage of admissions and motorsports related income. We anticipate any operating margin improvement to come primarily from economies of scale and controlling costs in areas such as motorsports related and general and administrative expenses.

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
An important component of our operating strategy has been our long-standing practice of focusing closely on supply and demand regarding additional capacity at our facilities. We continually evaluate the demand for our most popular racing events in order to add capacity that we believe will provide an acceptable rate of return on invested capital. Through prudent expansion, we attempt to keep demand at a higher level than supply, which stimulates ticket renewals and advance sales. Advance ticket sales result in earlier cash flow and reduce the potential negative impact of actual and forecasted inclement weather on ticket sales. While we will join with sponsors to offer promotions to generate additional ticket sales, we avoid rewarding last-minute ticket buyers by discounting tickets. We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth than to capture short-term incremental revenue. We recognize that a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment and other lifestyle and business conditions, can negatively impact attendance at our events. Accordingly, we have instituted only modest increases in our weighted average ticket prices for fiscal 2007. In addition, we are limiting the expansion of our facilities in fiscal 2007 to projects at our Richmond International Raceway (“Richmond”) which will be completed in time for its NASCAR NEXTEL Cup and Busch series spring events. Richmond will be removing approximately 2,900 obstructed view grandstand seats from Turns 3 and 4 and are adding approximately 7,800 grandstand seats in a new, state-of-the-art, 18-story structure located in Turn 1. The new, three-tiered grandstand will also include a 700-person, members-only Club for individual fans looking to enjoy a race weekend in style or businesses seeking to entertain clients. The Club will also serve as a unique site for special events on non-race weekends throughout the year. We will continue to evaluate expansion opportunities, as well as the pricing and packaging of our tickets and other products, on an ongoing basis. Over the long term, we plan to continue to expand capacity at our speedways.
Since we compete with newer entertainment venues for patrons and sponsors, we will continue to evaluate opportunities to enhance our facilities, thereby producing additional revenue generating opportunities for us and improving the experience for our guests. One major example of these efforts is the infield renovation at Daytona International Speedway (“Daytona”) that was completed for the start of the 2005 racing season. The infield renovation features numerous fan amenities and unique revenue generating opportunities, including garage walk-through areas, additional merchandise and concessions vending areas, waterfront luxury recreational vehicle parking areas, a large tunnel to accommodate team haulers and guest recreational vehicles in and out of the infield and other special amenities such as the infield’s signature structure, the Daytona 500 Club. The fan and guest response to our renovation efforts at Daytona has been overwhelmingly positive and has resulted in incremental direct and, we believe, indirect revenue generation. Another example of our efforts to enhance the fan experience includes the fiscal 2005 renovation of Michigan International Speedway’s (“Michigan”) front stretch, including new ticket gates, new vendor and display areas, and several new concession stands, as well as the addition of club seats and luxury suites. For fiscal 2006, we completed additional renovation projects at California Speedway (“California”) and Talladega Superspeedway (“Talladega”). At California, we renovated and expanded the facility’s front midway area. The new plaza features a full-service outdoor café with cuisine by celebrity chef Wolfgang Puck, in addition to a town center, retail store and concert stage. Other highlights include shade features, modified entry gates, expanded hospitality areas, radio broadcast locations, giant video walls, leisure areas and grass and water accents. This project was the direct result of fan feedback, and further demonstrates our commitment to providing a premium entertainment environment for our guests. We also repaved Talladega’s 2.6 mile oval in time for that facility’s fall NASCAR NEXTEL Cup weekend. Talladega’s racing surface had not been repaved since 1979, and we believe the newly paved racing surface enhanced the thrilling on-track competition.

Daytona International Speedway Lease Extension
On March 29, 2006, Daytona amended its lease agreement with the Daytona Beach Racing and Recreational Facilities District (the “District”). The amended lease extends the relationship between Daytona and the District through November 7, 2054.
The new lease required an initial annual payment, excluding applicable sales taxes, of $500,000 and includes scheduled rent increases every five years. Accounting principles generally accepted in the United States require the total lease cost over the revised lease term to be recognized on a straight-line basis. As a result, this lease expense in fiscal 2006, including sales taxes, totaled approximately $500,000. For fiscal years 2007 through 2054, we anticipate this lease expense, including sales taxes, to approximate $800,000 per year.
Current Litigation
From time to time, we are a party to routine litigation incidental to our business. We do not believe that the resolution of any or all of such litigation will have a material adverse effect on our financial condition or results of operations.
In addition to such routine litigation incident to our business, we are a party to the litigation described below.
In July 2005, Kentucky Speedway, LLC filed a civil action in the Eastern District of Kentucky against NASCAR and us alleging that “NASCAR and ISC have acted, and continue to act, individually and in combination and collusion with each other and other companies that control motorsports entertainment facilities hosting NASCAR NEXTEL Cup Series, to illegally restrict the award of ... NASCAR NEXTEL Cup Series [races].” The complaint seeks damages and an injunction requiring NASCAR to establish a competitive bidding process for NEXTEL Cup events and prohibiting further violations of the antitrust laws. Other than some vaguely conclusory allegations, the complaint fails to specify any conduct by International Speedway Corporation (“ISC”) other than conducting and growing its motorsports entertainment business for the benefit of its shareholders. We believe the allegations to be without merit and intend to defend ourself vigorously. We have retained counsel and are pursuing defenses to the suit while maintaining potential counterclaim remedies available to us to recover the damages caused by the filing of the suit. The court has established a February 1, 2007 deadline for the completion of pre-trial discovery factual matters which is to be followed by discovery of expert opinion matters. Based upon the current timeline a trial on the merits of the case is scheduled for no earlier than Fall 2007. While it is premature to quantify either the likelihood or the potential magnitude of an adverse decision, the fees and expenses associated with the defense of this suit are not covered by insurance and could adversely impact our financial condition or results of operations and cash flows, even if we ultimately prevail. Further, the time devoted to this matter by management and the possible impact of litigation on business negotiations occurring prior to resolution of this matter could also adversely impact our financial condition or results of operations and cash flows. Finally, even if the direct effect of the resolution of this case does not result in a material adverse impact on us, it is possible that the resolution of this case could result in industry-wide changes in the way race schedules are determined by sanctioning bodies, which could indirectly have a material adverse impact on us.
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

The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	For the Year Ended November 30,
	2004	2005	2006

Revenues:
Admissions, net	34.4%	31.7%	29.5%
Motorsports related	51.7	55.2	58.4
Food, beverage and merchandise	12.8	11.8	10.9
Other	1.1	1.3	1.2

Total revenues	100.0	100.0	100.0
Expenses:
Direct:
Prize and point fund monies and NASCAR sanction fees	18.4	18.5	18.9
Motorsports related	17.4	18.1	18.1
Food, beverage and merchandise	8.1	7.7	6.7
General and administrative	13.9	13.0	13.4
Depreciation and amortization	6.9	6.9	7.1
Impairment of long-lived assets	—	—	10.9

Total expenses	64.7	64.2	75.1

Operating income	35.3	35.8	24.9
Interest expense, net	(2.7)	(1.0)	(0.9)
Equity in net income from equity investments	0.4	0.5	0.1
Loss on early redemption of debt	(0.8)	—	—

Income from continuing operations before income taxes	32.2	35.3	24.1
Income taxes	12.7	13.8	9.5

Income from continuing operations	19.5	21.5	14.6
(Loss) income from discontinued operations	(1.0)	—	—
Gain on sale of discontinued operations	5.6	—	—

Net income	24.1%	21.5%	14.6%

Comparison of Fiscal 2006 to Fiscal 2005
The comparison of fiscal 2006 to fiscal 2005 is impacted by the following factors:
•    IRL events were conducted at California and Phoenix International Raceway (“Phoenix”) during fiscal 2005 while no corresponding events were conducted in fiscal 2006;
•    A NASCAR Busch series event was conducted at Martinsville in fiscal 2006 while no corresponding event was conducted by us in fiscal 2005;
•    A NASCAR Craftsman Truck series event was realigned from Richmond in fiscal 2005 to Talladega in fiscal 2006 resulting in a significant attendance increase for the event; and
•    In fiscal 2005, we reached settlement with the CART Liquidation Trust that allowed a claim in our favor of approximately $1.8 million in the Championship Auto Racing Teams (“CART”) bankruptcy.
Admissions revenue increased approximately $483,000, or 0.2 percent, in fiscal 2006 compared to fiscal 2005. Increased admissions revenue resulted from an increase in the weighted average price of tickets sold for the majority of our events and increases in attendance for events at Homestead-Miami Speedway (“Miami”), Darlington, Talladega and certain NASCAR events conducted during Speedweeks at Daytona supporting our sold out Daytona 500 are largely offset by the previously discussed absence of IRL events in the fiscal 2006 event schedules for California and Phoenix as well as decreased attendance for the Pepsi 400 weekend at Daytona and events at Michigan.
Motorsports related revenue increased approximately $57.6 million, or 14.1 percent, in fiscal 2006 compared to fiscal 2005. The increase is primarily due to television broadcast rights fees for our NASCAR NEXTEL Cup and Busch series events and, to a lesser extent, increased sponsorship, hospitality, advertising and other race related revenues. These increases are partially offset by the net decrease in revenues from non-comparable events and activities described above.
Food, beverage and merchandise revenue in fiscal 2006 is consistent with fiscal 2005. Increases in catering and concessions revenues for fiscal 2006 are largely offset by a net decrease in revenues from non-comparable events and activities described above.
Prize and point fund monies and NASCAR sanction fees increased approximately $14.4 million, or 10.5 percent, in fiscal 2006, as compared to fiscal 2005. The increase is primarily attributable to the increase in television broadcast rights fees for comparable NASCAR NEXTEL Cup and Busch series events held at our facilities as standard NASCAR sanctioning agreements require that a specified percentage of television broadcast rights fees be paid to competitors. The addition of the NASCAR Busch Series event at Martinsville in fiscal 2006 also contributed to the current year increase.
Motorsports related expenses increased approximately $10.1 million, or 7.5 percent, in fiscal 2006 compared to fiscal 2005. The increase is primarily related to increased operating expenses for comparable events, MRN operating expenses supporting additional revenue growth, certain consumer marketing and sales initiatives, and a net increase in a variety of other costs. These increases are partially offset by event expenses related to the Phoenix and California IRL events that were held in 2005, but not in 2006, and other non-comparable events and activities year over year. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue decreased from approximately 20.9 percent in fiscal 2005 to approximately 20.6 percent for fiscal 2006. The decrease is primarily attributable to increased television broadcast rights fees partially offset by the previously discussed expense increases.
Food, beverage and merchandise expense decreased $3.6 million, or 6.4 percent, during fiscal 2006 as compared to fiscal 2005. The decrease is primarily attributable to margin improvement on certain catering and concession sales, operational cost containment, variable costs associated with decreased attendance at certain events, a decrease in merchandise inventory write-downs in 2006 as compared to 2005 and inventory donated to hurricane relief efforts in 2005. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue decreased from approximately 65.1 percent in fiscal 2005 to approximately 60.9 percent for 2006. This decrease is attributable to the previously discussed margin improvement and cost containment.
General and administrative expenses increased approximately $10.5 million, or 10.9 percent, during fiscal 2006 as compared to fiscal 2005. These increases are primarily related to legal fees, certain expenses paid in connection with our development of a commercial mixed-use entertainment and shopping complex in Daytona Beach, Florida, and a net increase in certain costs related to the growth of our core business, partially offset by certain state taxes and non-recurring charges in the prior year. The comparison of fiscal 2006 to fiscal 2005 general and administrative expenses is also impacted by the fiscal 2005 recovery of $1.8 million of previously recorded bad debt expense related to our claim against CART (see the discussion of general and administrative expenses under “Comparison of Fiscal 2005 to Fiscal 2004”). General and administrative expenses as a percentage of total revenues increased slightly from approximately 13.0 percent in fiscal 2005 to 13.3 percent for fiscal 2006 primarily due to the previously noted net increase in general and administrative expenses largely offset by the increase in television broadcast rights fees.
Depreciation and amortization expense increased approximately $5.9 million, or 11.7 percent, during fiscal 2006 as compared to fiscal 2005. The increase was primarily attributable to certain retail technology projects, the Miami and Phoenix suite and grandstand additions, the Michigan and Daytona renovations, and a variety of other ongoing capital improvements.
We recently announced our intention to discontinue our speedway development efforts on Staten Island which resulted in a non-cash, pre-tax charge for the impairment of long-lived assets of approximately $84.7 million, or $1.01 per diluted share, in the fourth quarter of fiscal 2006 (see “Future Liquidity”). To a much lesser extent, certain other asset impairments also contributed to the charge.
Interest income increased by approximately $452,000, or 9.3 percent, during fiscal 2006 as compared to fiscal 2005. The increase was primarily due to higher yield on short-term investments in the current periods partially offset by lower outstanding cash and short term investment balances.
Interest expense decreased approximately $344,000, or 2.7 percent, during fiscal 2006 compared to fiscal 2005. The decrease is primarily due to an increase in capitalized interest, primarily related to land, land improvement and development costs for the Staten Island project and, to a lesser extent, certain other construction projects as well as lower fees related to our new credit facility.
Equity in net income from equity investments represents our pro rata share of the current income and losses from our 37.5 percent equity investment in Raceway Associates and our 50.0 percent equity investment in SMISC. Raceway Associates owns and operates Chicagoland Speedway and Route 66 raceway. SMISC owns and operate Motorsports Authentics, which is a leader in design, promotion, marketing, and distribution of motorsports licensed merchandise.
Our effective tax rate increased from 39.0 percent to 39.2 percent during fiscal 2006 compared to fiscal 2005. This increase is primarily a result of certain state tax implications relating to the aforementioned impairment of long-lived assets. The increase is partially offset by one time benefits relating to discrete items in the second fiscal quarter of 2006, including the implementation of certain restructuring initiatives, the finalization of certain state tax matters and deposits made during fiscal 2005 and 2006 with the Service to stop the accrual of interest on contested items in our ongoing federal tax examination. See “Future Liquidity” for further discussion regarding the examination of our federal income tax returns.
As a result of the foregoing, our income from continuing operations decreased from approximately $159.1 million to approximately $117.0 million, or 26.5 percent, during fiscal 2006, as compared to the same period of the prior year.
The operations of Nazareth are presented as discontinued operations, net of tax, for all periods presented in accordance with SFAS No. 144. In fiscal 2005, discontinued operations include a $471,000 after-tax non-cash gain related to the decision made in the fourth quarter to relocate and use certain grandstand assets from Nazareth to Darlington, which had previously been written off.
As a result of the foregoing, our net income decreased approximately $42.6 million, or $0.80 per diluted share, for fiscal 2006 compared to fiscal 2005.
Comparison of Fiscal 2005 to Fiscal 2004
The comparison of fiscal 2005 to fiscal 2004 is impacted by the following factors:
•	In July 2004, we acquired the assets and assumed the operations and certain liabilities of Martinsville. The timing of the acquisition in fiscal 2004 resulted in an incremental NASCAR NEXTEL Cup and Craftsman Truck series event during fiscal 2005;

•	During fiscal 2004, we sold the assets and operations of North Carolina and made a decision to pursue the sale of Nazareth due to the realignment of Nazareth’s events to our Watkins Glen facility starting with the 2005 event season. Accordingly, the results of operations for North Carolina and Nazareth are recorded as discontinued operations for all periods presented in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. Watkins Glen hosted a NASCAR Busch Series event and an IRL event included in our continuing operations during fiscal year 2005, while the corresponding events held at Nazareth during the prior fiscal year are recorded as part of discontinued operations;

•	As part of NASCAR’s fiscal 2005 event date realignments, a NASCAR NEXTEL Cup and Busch series weekend historically hosted by Darlington was realigned to Phoenix;

•	Speedweeks at Daytona was highlighted by the debut of the facility’s previously discussed newly renovated infield;

•	In fiscal 2005, we reached settlement with the CART Liquidation Trust that allowed a claim in our favor of $1.8 million in the CART bankruptcy; and

•	In fiscal 2004, we refinanced our outstanding $225.0 million senior notes originally due in October 2004 and paid a redemption premium on the previously outstanding senior notes.
Admissions revenue increased approximately $12.2 million, or 5.5 percent, in fiscal 2005 compared to fiscal 2004. The increase is primarily due to:
•	The previously discussed timing of the acquisition of Martinsville;

•	Realignment of events to Watkins Glen;

•	The net impact of the realignment of events to Phoenix from Darlington;

•	Increased attendance for the NASCAR events conducted during Speedweeks at Daytona supporting our sold out Daytona 500;

•	Rescheduling of the NASCAR Craftsman Truck Series event at Michigan from the IRL weekend in fiscal 2004 to the June NASCAR NEXTEL Cup weekend in fiscal 2005, resulting in increased attendance and weighted average ticket price; and

•	Increased attendance for the remaining Darlington NASCAR weekend.
These increases are partially offset by certain admissions decreases including attendance for the California NASCAR NEXTEL Cup and Busch series events conducted in the first quarter of fiscal 2005.
Motorsports related revenue increased approximately $73.6 million, or 22.0 percent, in fiscal 2005 compared to fiscal 2004. The increase is primarily due to increased television broadcast rights fees, sponsorship, hospitality and other race related revenues for comparable NASCAR NEXTEL Cup weekends hosted at our facilities as well the timing of the acquisition of Martinsville and the realignment of events to Watkins Glen. The net impact of realignment of events to Phoenix from Darlington also contributed to the current year increase.
Food, beverage and merchandise revenue increased approximately $4.0 million, or 4.8 percent, in fiscal 2005 compared to fiscal 2004. The increase is primarily due to catering, merchandise and concession operations for comparable NASCAR NEXTEL Cup weekends, the net impact of realignment of events to Phoenix from Darlington, the timing of the acquisition of Martinsville and higher revenues resulting from increased attendance, hospitality units and additional points of sale in the newly renovated infield for events during Speedweeks at Daytona. These increases are partially offset by decreases primarily related to our Americrown subsidiary performing services at non-ISC venues in fiscal 2004.
Prize and point fund monies and NASCAR sanction fees increased approximately $17.5 million, or 14.7 percent, in fiscal 2005, as compared to fiscal 2004. The increase is primarily attributable to the increase in television broadcast rights fees for comparable NASCAR NEXTEL Cup and Busch series events held at our facilities as standard NASCAR sanctioning agreements require that a specified percentage of television broadcast rights fees be paid to competitors. The previously discussed realignment of the NASCAR Busch Series event to Watkins Glen also contributed to the increase, as well as the timing of the acquisition of Martinsville.
Motorsports related expenses increased approximately $21.3 million, or 18.9 percent, in fiscal 2005 compared to fiscal 2004. The increase is primarily related to increased operating expenses for comparable events during the periods, including operating expenses associated with the previously discussed Daytona infield renovation, certain strategic consumer and corporate marketing initiatives and services donated to hurricane relief efforts. Increases during fiscal 2005 also included the realignment of events to Watkins Glen, the net impact of realignment of events to Phoenix from Darlington and the timing of the acquisition of Martinsville. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue increased to approximately 20.9 percent for fiscal 2005, as compared to 20.3 percent for fiscal 2004, primarily due to the previously discussed expenses as well as the expenses and the sanction fee for the realigned Watkins Glen IRL event. These increases are partially offset by increased revenues from the television broadcast rights fees and the timing of the Martinsville acquisition.
Food, beverage and merchandise expense increased $4.5 million, or 8.6 percent, during fiscal 2005 as compared to fiscal 2004. The increase is primarily attributable to event related costs, including increases associated with the additional events at Martinsville and the realignment of events to Phoenix from Darlington, certain merchandise inventory writedowns and inventory donated to hurricane relief efforts. These increases are partially offset by services at non-ISC venues in fiscal 2004. Food, beverage and merchandise expense as a percentage of food, beverage merchandise revenue increased to approximately 65.1 percent for fiscal 2005 as compared to 62.8 percent for fiscal 2004. The increases are primarily related to previously discussed inventory writedowns, increased operating and selling costs associated with an expanded merchandising strategy implemented in late-fiscal 2004 and donated merchandise. Also contributing to the increase for fiscal 2005 is the lower margin upscale catering cuisine offered in the new NEXTEL FANZONE and Daytona 500 Club during Speedweeks. These increases are partially offset by our Americrown subsidiary performing lower margin services at non-ISC venues in fiscal year 2004 and the realignment of events to Phoenix from Darlington.
General and administrative expenses increased approximately $5.7 million, or 6.3 percent, during fiscal 2005 as compared to fiscal 2004. The increases are primarily related to a net increase in certain costs related to the growth of our core business, expenses associated with the timing of the acquisition of Martinsville, hurricane repair costs associated with storms in late fiscal 2004 and a non-cash charge associated with certain asset replacements at Richmond. These increases are partially offset by the recovery of a portion of the previously recorded bad debt expense related to our claim against CART, non-cash charges associated with the net book value of certain undepreciated assets removed during the renovation of Daytona’s infield and Michigan’s frontstretch during fiscal 2004, and a decrease in professional fees and strategic development expenses. During fiscal 2005, we reached settlement with the CART Liquidation Trust that allowed a claim in our favor of $1.8 million in the CART bankruptcy. The claim was based on the failure to return the sanction fee paid to CART, less allowable expenses, for the 2003 event scheduled in California that was canceled because of the state of emergency due to wildfires in Southern California at the time. The U.S. Bankruptcy Court, Southern District of Indiana, approved the good faith settlement at a hearing in May, and we recovered the full $1.8 million of the allowed claim. Accordingly, we recorded the $1.8 million recovery as a reduction of bad debt expense during fiscal 2005. General and administrative expenses as a percentage of total revenues decreased from approximately 13.9 percent to 13.0 percent primarily due to increased television broadcast revenues, the recovery in the CART settlement, decreases in professional and strategic development expenses, increases in revenues for Speedweeks at Daytona and the previously discussed incremental Martinsville events. The decreases are partially offset by previously noted net increases in general and administrative expenses.
Depreciation and amortization expense increased approximately $6.5 million, or 14.5 percent, during fiscal 2005 as compared to fiscal 2004. The increase was primarily attributable to the Daytona infield renovation project, certain retail technology projects, the Michigan front stretch reconfiguration project, the acquisition of Martinsville, and other ongoing capital spending.
Interest income increased by approximately $807,000, or 19.9 percent, during fiscal 2005 as compared to fiscal 2004. These increases were primarily due to higher yield on short-term investments in the current periods partially offset by lower outstanding cash and short term investment balances.
Interest expense decreased approximately $9.0 million, or 41.6 percent, during fiscal 2005 compared to fiscal 2004. An increase in capitalized interest, primarily related to land purchased for the proposed construction of a speedway in Staten Island, New York and, to a lesser extent, certain other construction projects contributed to the decrease in interest expense. Also contributing to the decrease in fiscal 2005 is our May 28, 2004, refinancing of $225.0 million 7.9 percent senior notes issued in October 1999 and due October 15, 2004, (“1999 Senior Notes”) with $150.0 million 4.2 percent senior notes due 2009, and $150.0 million 5.4 percent senior notes due 2014 (collectively the “2004 Senior Notes”) issued on April 23, 2004. To a lesser extent, the incremental interest on the 1999 Senior Notes from April 23, 2004 to May 28, 2004 contributed to lower interest expense in fiscal 2005.
Equity in net income from equity investments represents our pro rata share of the current income from our 37.5 percent equity investment in Raceway Associates and our 50.0 percent equity investment in Motorsports Authentics. Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway. Motorsports Authentics is the leader in design, promotion, marketing and distribution of motorsports licensed merchandise.
Our effective tax rate decreased from 39.4 percent to 39.0 percent during fiscal 2005 compared to fiscal 2004. This decrease is primarily a result of deposits made during fiscal 2005 with the Service to stop the accrual of interest on contested items in our ongoing federal tax examination combined with the increase in pretax income in fiscal 2005 compared to fiscal 2004. See “Future Liquidity” for further discussion regarding the examination of our federal income tax returns.
As a result of the foregoing, our income from continuing operations increased from approximately $126.3 million to approximately $159.1 million, or 26.0 percent, during fiscal 2005, as compared to the same period of the prior year.
The operations of North Carolina and Nazareth are presented as discontinued operations, net of tax, for all periods presented in accordance with SFAS No. 144. The fiscal 2004 periods include an approximately $36.3 million after-tax gain related to the sale of North Carolina’s assets. Also included in fiscal 2004 is an $8.6 million after-tax, non-cash charge for impairment of long-lived assets related to the realignment of the NASCAR and IRL race event dates from Nazareth to other facilities within our portfolio beginning in fiscal 2005. In fiscal 2005, discontinued operations include a $471,000 after-tax non-cash gain related to the decision made in the fourth quarter to relocate and use certain grandstand assets from Nazareth to Darlington, which had previously been written off.

As a result of the foregoing, our net income increased approximately $3.0 million, or $0.05 per diluted share, for fiscal 2005 compared to fiscal 2004.
Liquidity and Capital Resources
General
We have historically generated sufficient cash flow from operations to fund our working capital needs and capital expenditures at existing facilities, as well as to pay an annual cash dividend. In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance of long-term debt, borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects. At November 30, 2006, we had cash, cash equivalents and short-term investments totaling approximately $137.7 million, $300.0 million principal amount of senior notes outstanding and a debt service funding commitment of approximately $68.4 million principal amount related to the taxable special obligation revenue (“TIF”) bonds issued by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”). We had working capital of approximately $7.3 million at November 30, 2006, compared to $14.9 million at November 30, 2005.
Our liquidity is primarily generated from our ongoing motorsports operations, and we expect our strong operating cash flow to continue in the future. In addition, as of November 30, 2006, we have approximately $300.0 million available to draw upon under our revolving credit facility, if needed. See “Future Liquidity” for additional disclosures relating to our credit facility and certain risks that may affect our near term operating results and liquidity.
Cash Flows
Net cash provided by operating activities was approximately $241.4 million for fiscal 2006, compared to approximately $146.8 million for fiscal 2005. The difference between our net income of approximately $116.8 million and the approximately $241.4 million of operating cash flow was primarily attributable to:
•	impairments on long-lived assets of approximately $87.1 million;

•	depreciation and amortization expense of approximately $56.8 million;

•	stock-based compensation of approximately $2.7 million; and

•	an increase in income taxes payable of approximately $2.6 million;
These differences were partially offset by deposits with the Internal Revenue Service of approximately $13.9 million, an increase in accounts receivable of approximately $7.1 million and deferred income taxes of approximately $4.2 million.
Net cash used in investing activities was approximately $307.1 million for fiscal 2006, compared to approximately $166.2 million for fiscal 2005. Our use of cash for investing activities reflects purchases of short-term investments of approximately $150.7 million, approximately $124.6 million for our equity investment in SMISC in connection with its acquisition of Action, approximately $110.4 million in capital expenditures and approximately $3.0 million in advances to affiliates. This use of cash is partially offset by approximately $80.9 million in proceeds from the sale of short-term investments.
Net cash used in financing activities was approximately $5.4 million for fiscal 2006, compared to approximately $10.8 million for fiscal 2005. Cash used in financing activities consists primarily of cash dividends paid totaling approximately $4.3 million. We also borrowed and repaid approximately $80.0 million under our credit facility during this period.

Capital Expenditures
Capital expenditures totaled approximately $110.4 million for fiscal 2006, compared to approximately $248.9 million for fiscal 2005. The capital expenditures for fiscal 2006, consisted primarily of seat, suite and club additions at Phoenix, seat additions at Darlington, capital expenditures related to the potential major speedway development in the New York City Borough of Staten Island (see “Future Liquidity”), repaving of Talladega’s racing surface and the renovation and expansion of California’s Midway area. The remaining capital expenditures were related to a variety of other improvements and renovations to our facilities.
At November 30, 2006, we have approximately $62.5 million in capital projects currently approved for our existing facilities. These projects include the acquisition of land and land improvements at various facilities for expansion of parking, camping capacity and other uses, seat and club additions at Richmond and a variety of other improvements and renovations to our facilities that enable us to effectively compete with other sports venues for consumer and corporate spending.
As a result of these currently approved projects and estimated additional approvals in fiscal 2007, we expect our total fiscal 2007 capital expenditures at our existing facilities will be approximately $80.0 million to $90.0 million, depending on the timing of certain projects.
We review the capital expenditure program periodically and modify it as required to meet current business needs.
Future Liquidity
Long-Term Obligations and Commitments
On April 23, 2004, we completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, we completed an offer to exchange the senior notes for registered senior notes with substantially identical terms (“2004 Senior Notes”). At November 30, 2006, outstanding 2004 Senior Notes totaled approximately $300.8 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 4.2 percent and are due April 2009, and $150.0 million principal amount unsecured senior notes, which bear interest at 5.4 percent and are due April 2014. The 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Our subsidiaries are guarantors of the 2004 Senior Notes.
In January 1999, the Unified Government issued approximately $71.3 million in TIF bonds in connection with the financing of construction of Kansas Speedway. At November 30, 2006, outstanding TIF bonds totaled approximately $67.3 million, net of the unamortized discount, which is comprised of a $18.7 million principal amount, 6.2 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by our wholly-owned subsidiary, Kansas Speedway Corporation. Principal (mandatory redemption) payments per the Funding Commitment are payable by Kansas Speedway Corporation on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. Kansas Speedway Corporation granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway’s boundaries and are not our obligation. Kansas Speedway Corporation has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At November 30, 2006, the Unified Government had approximately $4.3 million in 2002 STAR Bonds outstanding. Under a keepwell agreement, we have agreed to provide financial assistance to Kansas Speedway Corporation, if necessary, to support its guarantee of the 2002 STAR Bonds.
On June 16, 2006, we entered into a $300.0 million revolving credit facility (“2006 Credit Facility”). The 2006 Credit Facility contains a feature that allows us to increase the credit facility to a total of $500.0 million, subject to certain conditions. Upon execution of the 2006 Credit Facility, we terminated our then existing $300.0 million credit facility. The 2006 Credit Facility is scheduled to mature in June 2011, and accrues interest at LIBOR plus 30.0 — 80.0 basis points, based on our highest debt rating as determined by specified rating agencies. At November 30, 2006, we did not have any borrowings outstanding under the Credit Facility.
We are a member of Motorsports Alliance (owned 50.0 percent by us and 50.0 percent by IMS), which owns 75.0 percent of Raceway Associates. Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway. Raceway Associates has a term loan arrangement, which requires quarterly principal and interest payments and matures November 15, 2012, and a $15.0 million secured revolving credit facility, which matures in September 2008. At November 30, 2006, Raceway Associates had approximately $28.4 million outstanding under its term loan and no borrowings outstanding under its existing credit facility. Under a keepwell agreement, the members of Motorsports Alliance have agreed to provide financial assistance to Raceway Associates, if necessary, on a pro rata basis to support performance under its term loan and credit facility.
We have guaranteed minimum royalty payments under certain agreements through December 2015, with a remaining maximum exposure at November 30, 2006, of approximately $12.5 million.

At November 30, 2006 we had contractual cash obligations to repay debt and to make payments under operating agreements, leases and commercial commitments in the form of guarantees and unused lines of credit.
Payments due under these long-term obligations are as follows as of November 30, 2006 (in thousands):

		Obligations Due by Period
		Less Than			After
	Total	One Year	2-3 Years	4-5 Years	5 Years

Long-term debt	$368,355	$770	$151,990	$2,675	$212,920
Motorsports entertainment facility operating agreement	38,100	2,220	4,440	4,440	27,000
Other operating leases	47,233	3,945	4,453	2,465	36,370

Total Contractual Cash Obligations	$453,688	$6,935	$160,883	$9,580	$276,290

Commercial commitment expirations are as follows as of November 30, 2006 (in thousands):

		Commitment Expiration by Period
		Less Than			After
	Total	One Year	2-3 Years	4-5 Years	5 Years

Guarantees	$16,770	$515	$905	$595	$14,755
Keepwell agreements	14,200	2,400	4,800	4,800	2,200
Unused credit facilities	302,082	2,082	—	300,000	—

Total Commercial Commitments	$333,052	$4,997	$5,705	$305,395	$16,955

Raceway Associates Acquistion
In November 2006, we announced that, through a wholly-owned subsidiary, we had entered into a purchase agreement with IMS to indirectly acquire an additional 37.5 percent interest in Raceway Associates. As a result of the transaction we will own 100.0 percent of Motorsports Alliance, which owns 75.0 percent of Raceway Associates. Concurrent with the IMS transaction, we also exercised our right to purchase the minority partners’ remaining 25.0 percent interest in Raceway Associates pursuant to the 1999 Raceway Associates formation agreement.
All of the above transactions closed on February 2, 2007, for a total purchase price of approximately $102.4 million which was paid utilizing existing cash on hand and approximately $62.0 million in borrowings on our 2006 Credit Facility. In connection with these transactions, we acquired Raceway Associates net assets, including approximately $39.7 million in third party debt. These transactions will be accounted for as a business combination.
Northwest US Speedway Development
In light of NASCAR’s publicly announced position regarding additional potential realignment of the NASCAR NEXTEL Cup Series schedule, we also believe there are potential development opportunities in other new, underserved markets across the country. As such, we have been and are exploring opportunities for public/private partnerships targeted to develop one or more motorsports entertainment facilities in new markets, including the Northwest US. In June 2005, we announced we had identified a preferred site for the development of a motorsports entertainment facility in Kitsap County, Washington, approximately 20 miles outside of Seattle, Washington, the country’s 13th largest media market. We have secured an option to purchase approximately 950 acres for the potential future home of a professional motorsports and entertainment and family recreation facility including a closed-course speedway, grandstands and other seating with capacity for at least 83,000 attendees, which could open in 2011. We are conducting ongoing project due diligence to review environmental impacts including traffic, noise, air quality, and others, if any.
State legislation is required to create a Public Speedway Authority (“PSA”) and authorize the issuance of general obligation bonds to help finance the project. These bonds would be repaid through a sales tax credit issued by the state to the PSA, and from a local tax on the facility. The legislation would require us to invest a minimum of approximately $180.0 million in the project, among other obligations. We expect to introduce the required legislation into the 2007 Session of the Washington Legislature in hopes of successfully completing this stage of the process. While we remain optimistic about our ability to construct a motorsports and multi-use recreational facility in this region of the country, it is too early to tell if the necessary public participation will materialize or if it will be sufficient to allow for the development of such a facility.
New York Metropolitan Speedway Development
During fiscal 1999, we announced our intention to search for a site for a major motorsports entertainment facility in the New York metropolitan area. Our efforts included the evaluation of many different locations. Most recently, we identified a combination of land parcels in the New York City borough of Staten Island aggregating approximately 676 acres that we targeted for the development of a major motorsports entertainment and retail development project. Our majority-owned subsidiary, 380 Development, purchased the total 676 acres for approximately $110.4 million in early fiscal 2005.
In December 2006, we announced our decision to discontinue pursuit of a speedway development on Staten Island. The decision was driven by a variety of factors, including: (1) the inability to secure the critical local political support that is necessary to secure the required land-use change approvals for a speedway development; (2) even if we had secured the necessary political support, it became apparent that we would have been faced with unacceptable approval requirements, including operational restrictions that would have made the facility difficult to operate and a significant challenge to market; and (3) the increased risk that these unacceptable approval requirements could result in higher construction spending and annual operating costs, which would have a significant negative impact on the financial model for the speedway development.

Our operating and development agreements with The Related Companies have been terminated, the note payable to us from Related which was secured by a pledge of Related’s 12.4 percent proportionate minority interest in 380 Development has been cancelled and the minority interest surrendered to us.
The decision to discontinue our speedway development efforts on Staten Island, in our fiscal 2006 fourth quarter, resulted in a non-cash, pre-tax charge in our results of approximately $84.7 million, or $1.01 per diluted share after-tax. Accounting rules generally accepted in the US require that the property be valued at its current fair value, which is estimated by an independent appraisal at approximately $65.0 million. Prior to the write-off, we had capitalized spending of approximately $150.0 million through November 30, 2006, including: (1) $123.0 million for land and related improvements, (2) $11.0 million for costs related solely to the development of the speedway, and (3) $16.0 million for capitalized interest and property taxes. The value of the property is expected to be in excess of $100.0 million once it is filled and ready for sale. In September 2006, as a result of communications from the New York State Department of Environmental Conservation (“DEC”) and the New York City Department of Sanitation (“DOS”), which provide oversight for the fill operations at the site, we ceased fill operations while we address certain issues they raised. We continue to work with these agencies to resolve these issues and anticipate being able to resume fill operations in the coming months.
We have begun to research and develop market demand studies to assist in the evaluation of various alternative strategies for the Staten Island acreage, including potentially selling the property in whole or in parts, or developing the property with a third party for some other use. Given that the property is the largest undeveloped acreage of land in the five boroughs of New York City, we believe it will be attractive to a wide range of developers and users. The site is currently zoned as-of-right for industrial use and could provide ease of access through a deep-water dock located on site. Also, the property can be easily accessed from the local highway system.
Although we are disappointed that our speedway development efforts were unsuccessful on Staten Island, we remain committed to pursuing the development of a motorsports entertainment facility in the region. Due to the considerable interest in and support for NASCAR racing in the metro New York market, we believe a premier motorsports entertainment facility will have a significant positive impact on the area’s economy and prove to be a long-term community asset.
Joint Venture Development
In May 2005, we announced we are pursuing a joint venture for the development of a commercial mixed-use entertainment shopping center project on approximately 71 acres we currently own. Located directly across International Speedway Boulevard (U.S. Highway 92) from our Daytona motorsports entertainment facility, the acreage currently includes several office buildings that house our corporate headquarters and certain related operations of ours and NASCAR. The total project, which will be developed by us and the joint venture, is anticipated to be comprised of retail, entertainment, office and residential components designed to complement surrounding commercial developments. We are currently negotiating a joint venture agreement with a developer and are also completing our detailed feasibility study in which a number of key issues will be addressed. Provided we are able to enter into an agreement with this developer and the results of the feasibility study are favorable and appropriate leasing considerations are attained, we expect to move forward with the project within the next three months. If we proceed with the project it is expected that certain of our existing corporate headquarter offices and other buildings, which are not currently fully depreciated, will be razed during the next 6 to 24 months resulting in a yet to be determined, non-cash charge to earnings.
Internal Revenue Service Examination
The Service is currently performing a periodic examination of our federal income tax returns for the years ended November 30, 1999 through 2005 and has challenged the tax depreciation treatment of a significant portion of our motorsports entertainment facility assets. Through November 30, 2006, we have received reports from the Service requesting downward adjustments to our tax depreciation expense for the fiscal years ended November 30, 1999 through 2004, which could potentially result in the reclassification of approximately $94.5 million of income taxes from deferred to current. Including related interest, the combined after-tax cash flow impact of these requested adjustments is approximately $110.8 million. In order to prevent incurring additional interest, we have deposited approximately $110.8 million, with the Service. In December 2006, we received a report from the Service with respect to our fiscal year ended November 30, 2005, which could potentially result in the the reclassification of approximately $6.6 million of income taxes from deferred to current. Accordingly, in order to prevent incurring additional interest, we deposited an additional $7.1 million with the Service in January 2007. Additional adjustments to our tax depreciation expense are expected to be requested later by the Service for the fiscal year ended November 30, 2006. Including related interest, we estimate the combined after-tax cash flow impact of the additional federal tax adjustments for fiscal 2006, and related state tax revisions for all periods, to range between $30.0 million and $40.0 million at November 30, 2006. Our deposits are not a payment of tax, and we will receive accrued interest on any of these funds ultimately returned to us. At November 30, 2006, the approximately $110.8 million of previously discussed deposits with the Service are classified as long-term assets in our consolidated financial statements. We believe that our application of the federal income tax regulations in question, which have been applied consistently since being adopted in 1986 and have been subjected to previous IRS audits, is appropriate, and we intend to vigorously defend the merits of our position. Once commenced by the Service, the administrative appeals process is expected to take six to fifteen months to complete. If our appeal is not resolved satisfactorily, we will evaluate all of our options, including litigation. It is important to note the Federal American Jobs Creation Act of 2004 legislation, which was effective on October 23, 2004, provides owners of motorsports entertainment facility assets a seven-year recovery period for tax depreciation purposes. The motorsports provision applies prospectively from the date of enactment through January 1, 2008. We and others in the industry are pursuing a seven-year prospective tax depreciation provision. In accordance with SFAS No. 109 “Accounting for Income Taxes,” we have accrued a deferred tax liability based on the differences between our financial reporting and tax bases of such assets in our consolidated balance sheet as of November 30, 2006. While an adverse resolution of these matters could result in a material negative impact on cash flow, including payment of taxes from amounts currently on deposit with the Service, we believe that we have provided adequate reserves related to these matters including interest charges through November 30, 2006 totaling approximately $12.6 million, and, as a result, do not expect that such an outcome would have a material adverse effect on results of operations.

Future Cash Flows
Our cash flow from operations consists primarily of ticket, hospitality, merchandise, catering and concession sales and contracted revenues arising from television broadcast rights and marketing partnerships. We believe that cash flows from operations, along with existing cash, cash equivalents, short-term investments and available borrowings under our 2006 Credit Facility, will be sufficient to fund:
•	operations and approved capital projects at existing facilities for the foreseeable future;

•	payments required in connection with the purchase of additional interests in Raceway Associates;

•	payments required in connection with the funding of the Unified Government’s debt service requirements related to the TIF bonds;

•	payments related to our existing debt service commitments;

•	any potential payments associated with our keepwell agreements;

•	any payment of tax that may ultimately occur as a result of the examination by the Service; and

•	the fees and expenses incurred in connection with the current legal proceeding discussed in Part II “Legal Proceedings.”
We intend to pursue further development and/or acquisition opportunities (including the possible development of new motorsports entertainment facilities, such as the New York metropolitan area, the Northwest US and other areas), the timing, size and success, as well as associated potential capital commitments, of which are unknown at this time. Accordingly, a material acceleration of our growth strategy could require us to obtain additional capital through debt and/or equity financings. Although there can be no assurance, we believe that adequate debt and equity financing will be available on satisfactory terms.
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
Recent Accounting Pronouncements
In December 2004 the FASB issued revised SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123(R) is effective in annual periods beginning after June 15, 2005. We adopted SFAS No. 123(R) in the first quarter of fiscal 2006, using the modified-prospective-transition method and currently disclose the pro forma effect on net income and earnings per share of the fair value recognition provisions of SFAS No. 123(R) for periods prior to adoption. Our adoption of SFAS No. 123(R) did not have a material impact on our financial position, results of operations or cash flows.
In June 2006 the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the potential impact that the adoption of this interpretation will have on its financial position and results of operations.
In June 2006 the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” EITF No. 06-03 addresses the accounting for externally imposed taxes on revenue-producing transactions that take place between a seller and its customer, including, but not limited to sales, use, value added, and certain excise taxes. EITF No. 06-03 also provides guidance on the disclosure of an entity’s accounting policies for presenting such taxes on a gross or net basis and the amount of such taxes reported on a gross basis. EITF No. 06-03 is effective for interim and fiscal years beginning after December 15, 2006. We are currently evaluating the potential effect that the adoption of this EITF will have on our financial statements.
In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” which establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the potential impact that the adoption of this statement will have on our financial position and results of operations.

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
As described in Note 7 to the consolidated financial statements, we have various debt instruments that are issued at fixed rates. These financial instruments, which have a fixed rate of interest, are exposed to fluctuations in fair value resulting from changes in market interest rates. The fair values of long-term debt are based on quoted market prices at the date of measurement. Our credit facilities approximate fair value as they bear interest rates that approximate market. At November 30, 2006, we did not have any variable debt outstanding; therefore, a hypothetical increase in interest rates by 1.0 percent would not result in an increase in our interest expense. At November 30, 2006, the fair value of our total long-term debt as determined by quotes from financial institutions was approximately $370.5 million. The potential decrease in fair value resulting from a hypothetical 10.0 percent shift in interest rates would be approximately $8.6 million at November 30, 2006.
From time to time we utilize derivative investments in the form of interest rate swaps to manage the fixed and floating interest rate mix of our total debt portfolio and related overall cost of borrowing. The notional amount, interest payment and maturity dates of the swaps match the terms of the debt they are intended to modify. At November 30, 2006 we did not have any interest rate swap agreements in place.
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
We have audited the accompanying consolidated balance sheets of International Speedway Corporation and subsidiaries as of November 30, 2005 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended November 30, 2006. Our audits also included the financial statement schedule listed in Item 15a. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Speedway Corporation and subsidiaries at November 30, 2005 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of International Speedway Corporation’s internal control over financial reporting as of November 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 6, 2007, expressed an unqualified opinion thereon.
Ernst & Young LLP

Certified Public Accountants
Jacksonville, Florida
February 6, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
International Speedway Corporation
We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that International Speedway Corporation maintained effective internal control over financial reporting as of November 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). International Speedway Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that International Speedway Corporation maintained effective internal control over financial reporting as of November 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, International Speedway Corporation maintained, in all material respects, effective internal control over financial reporting as of November 30, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of International Speedway Corporation and subsidiaries as of November 30, 2005 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended November 30, 2006, and our report dated February 6, 2007, expressed an unqualified opinion thereon.
Ernst & Young LLP

Certified Public Accountants
Jacksonville, Florida
February 6, 2007

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30,
	2005	2006
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$130,758	$59,681
Short-term investments	8,200	78,000
Receivables, less allowance of $1,500 in 2005 and $1,000 in 2006	45,557	52,699
Inventories	6,528	3,976
Deferred income taxes	—	995
Prepaid expenses and other current assets	6,335	8,251

Total Current Assets	197,378	203,602

Property and Equipment, net	1,178,682	1,157,313
Other Assets:
Equity investments	51,160	175,915
Intangible assets, net	149,464	149,314
Goodwill	99,507	99,507
Deposits with Internal Revenue Service	96,913	110,813
Other	23,965	25,595

	421,009	561,144

Total Assets	$1,797,069	$1,922,059

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$635	$770
Accounts payable	19,274	29,577
Deferred income	123,870	124,254
Income taxes payable	20,067	22,477
Other current liabilities	18,645	19,226

Total Current Liabilities	182,491	196,304

Long-Term Debt	368,387	367,324
Deferred Income Taxes	194,825	191,642
Long-Term Deferred Income	11,342	10,808
Other Long-Term Liabilities	69	866
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 29,394,344 and 31,078,307 issued and outstanding in 2005 and 2006, respectively	295	311
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 23,928,058 and 22,100,263 issued and outstanding in 2005 and 2006, respectively	239	221
Additional paid-in capital	699,879	698,396
Retained earnings	343,766	456,187

	1,044,179	1,155,115
Less unearned compensation — restricted stock	4,224	—

Total Shareholders’ Equity	1,039,955	1,155,115

Total Liabilities and Shareholders’ Equity	$1,797,069	$1,922,059

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Year Ended November 30,
	2004	2005	2006
	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$222,545	$234,768	$235,251
Motorsports related	334,943	408,514	466,095
Food, beverage and merchandise	83,236	87,269	87,288
Other	7,124	9,578	9,735

	647,848	740,129	798,369
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	119,322	136,816	151,203
Motorsports related	113,073	134,395	144,445
Food, beverage and merchandise	52,285	56,773	53,141
General and administrative	90,307	95,987	106,497
Depreciation and amortization	44,443	50,893	56,833
Impairment of long-lived assets	—	—	87,084

	419,430	474,864	599,203

Operating income	228,418	265,265	199,166
Interest income	4,053	4,860	5,312
Interest expense	(21,723)	(12,693)	(12,349)
Equity in net income from equity investments	2,754	3,516	318
Loss on early redemption of debt	(4,988)	—	—

Income from continuing operations before income taxes	208,514	260,948	192,447
Income taxes	82,218	101,876	75,467

Income from continuing operations	126,296	159,072	116,980
(Loss) income from discontinued operations, net of income taxes of ($3.7) million, $0 and ($268), respectively	(6,315)	289	(176)
Gain on sale of discontinued operations, net of income taxes of $27.6 million	36,337	—	—

Net income	$156,318	$159,361	$116,804

Basic earnings per share:
Income from continuing operations	$2.38	$2.99	$2.20
(Loss) income from discontinued operations	(0.12)	0.01	—
Gain on sale of discontinued operations	0.68	—	—

Net income	$2.94	$3.00	$2.20

Diluted earnings per share:
Income from continuing operations	$2.37	$2.99	$2.20
(Loss) income from discontinued operations	(0.11)	—	(0.01)
Gain on sale of discontinued operations	0.68	—	—

Net income	$2.94	$2.99	$2.19

Dividends per share	$0.06	$0.06	$0.08

Basic weighted average shares outstanding	53,084,437	53,128,533	53,166,458

Diluted weighted average shares outstanding	53,182,776	53,240,183	53,270,623

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity

	Class A	Class B			Accumulated
	Common	Common			Other	Unearned
	Stock	Stock	Additional		Comprehensive	Compensation-	Total
	$.01 Par	$.01 Par	Paid-in	Retained	(Loss)	Restricted	Shareholders’
	Value	Value	Capital	Earnings	Income	Stock	Equity

	(In Thousands)
Balance at November 30, 2003	$283	$249	$694,719	$34,602	$(333)	$(3,055)	$726,465
Comprehensive income
Net income	—	—	—	156,318	—	—	156,318
Interest rate swap	—	—	—	—	311	—	311

Total comprehensive income							156,629
Cash dividends ($.06 per share)	—	—	—	(3,196)	—	—	(3,196)
Exercise of stock options	—	—	442	—	—	—	442
Restricted stock grant	1	—	2,022	—	—	(2,023)	—
Reacquisition of previously issued common stock	—	—	(361)	(35)	—	—	(396)
Conversion of Class B Common Stock to Class A Common Stock	5	(5)	—	—	—	—	—
Income tax benefit related to restricted stock plan	—	—	60	—	—	—	60
Amortization of unearned compensation	—	—	—	—	—	1,734	1,734

Balance at November 30, 2004	289	244	696,882	187,689	(22)	(3,344)	881,738
Comprehensive income
Net income	—	—	—	159,361	—	—	159,361
Interest rate swap	—	—	—	—	22	—	22

Total comprehensive income							159,383
Cash dividends ($.06 per share)	—	—	—	(3,199)	—	—	(3,199)
Exercise of stock options	—	—	444	—	—	—	444
Restricted stock grant	1	—	2,906	—	—	(2,907)	—
Reacquisition of previously issued common stock	—	—	(426)	(85)	—	—	(511)
Conversion of Class B Common Stock to Class A Common Stock	5	(5)	—	—	—	—	—
Forfeitures of restricted shares	—	—	(74)	—	—	46	(28)
Income tax benefit related to restricted stock plan	—	—	147	—	—	—	147
Amortization of unearned compensation	—	—	—	—	—	1,981	1,981

Balance at November 30, 2005	295	239	699,879	343,766	—	(4,224)	1,039,955
Comprehensive income
Net income	—	—	—	116,804	—	—	116,804
Cash dividends ($.08 per share)	—	—	—	(4,270)	—	—	(4,270)
Exercise of stock options	—	—	189	—	—	—	189
Statement 123(R) transition impact on restricted stock plan	(3)	—	(4,221)	—	—	4,224	—
Reacquisition of previously issued common stock	—	—	(347)	(113)	—	—	(460)
Conversion of Class B Common Stock to Class A Common Stock	18	(18)	—	—	—	—	—
Award of shares granted under long-term stock incentive plan	1	—	(1)	—	—	—	—
Income tax benefit related to stock-based compensation	—	—	197	—	—	—	197
Stock-based compensation	—	—	2,700	—	—	—	2,700

Balance at November 30, 2006	$311	$221	$698,396	$456,187	$—	$—	$1,155,115

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Year Ended November 30,
	2004	2005	2006
	(In Thousands)
OPERATING ACTIVITIES
Net income	$156,318	$159,361	$116,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,443	50,893	56,833
Discontinued operations depreciation	1,244	—	—
Stock-based compensation	1,734	1,953	2,700
Amortization of financing costs	250	569	538
Deferred income taxes	52,146	29,208	(4,178)
Income from equity investments	(2,754)	(3,516)	(318)
Impairment of long-lived assets	13,217	—	87,084
Gain on sale of discontinued operations	(63,926)	—	—
Loss on early redemption of debt	4,988	—	—
Excess tax benefits relating to stock-based compensation	—	—	(185)
Other, net	1,028	(248)	23
Changes in operating assets and liabilities
Receivables, net	(10,959)	7,304	(7,142)
Inventories, prepaid expenses and other assets	(2,569)	(644)	336
Deposits with Internal Revenue Service	—	(96,913)	(13,900)
Accounts payable and other liabilities	9,215	(5,359)	345
Deferred income	3,187	9,191	(150)
Income taxes	18,424	(5,027)	2,607

Net cash provided by operating activities	225,986	146,772	241,397

INVESTING ACTIVITIES
Capital expenditures	(135,218)	(248,850)	(110,374)
Proceeds from asset disposals	86	31	182
Acquisition of businesses	(195,325)	(12,660)	—
Proceeds from sale of discontinued operations	100,391	—	—
Purchase of equity investments	(2,008)	(11,642)	(124,565)
Proceeds from short-term investments	147,650	430,950	80,855
Purchases of short-term investments	(262,450)	(324,150)	(150,655)
Proceeds from affiliate	—	487	128
Advance to affiliate	—	—	(3,000)
Other, net	(1,442)	(377)	314

Net cash used in investing activities	(348,316)	(166,211)	(307,115)

FINANCING ACTIVITIES
Proceeds under credit facility	—	—	80,000
Payments under credit facility	—	—	(80,000)
Proceeds from long-term debt	299,570	—	—
Payment of long-term debt	(231,890)	(7,505)	(635)
Payment of long-term debt redemption premium	(5,340)	—	—
Deferred financing fees	(2,626)	(10)	(368)
Proceeds from interest rate swap	2,771	—	—
Cash dividends paid	(3,196)	(3,199)	(4,270)
Reacquisition of previously issued common stock	(396)	(511)	(460)
Exercise of Class A common stock options	442	444	189
Excess tax benefits relating to stock-based compensation	—	—	185

Net cash provided by (used in) financing activities	59,335	(10,781)	(5,359)

Net decrease in cash and cash equivalents	(62,995)	(30,220)	(71,077)
Cash and cash equivalents at beginning of year	223,973	160,978	130,758

Cash and cash equivalents at end of year	$160,978	$130,758	$59,681

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2006
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF BUSINESS: International Speedway Corporation, including its wholly-owned subsidiaries (collectively the “Company”), is a leading promoter of motorsports entertainment activities in the United States. As of November 30, 2006, the Company owned and/or operated eleven of the nation’s major motorsports entertainment facilities as follows:

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
In addition, Raceway Associates, LLC (“Raceway Associates”), in which the Company holds a 37.5 percent indirect equity interest, owns and operates Chicagoland Speedway and Route 66 Raceway, two nationally recognized major motorsports entertainment facilities in Joliet, Illinois.
In 2006, these motorsports entertainment facilities promoted well over 100 stock car, open wheel, sports car, truck, motorcycle and other racing events, including:
•	21 National Association for Stock Car Auto Racing (“NASCAR”) NEXTEL Cup Series events;

•	16 NASCAR Busch Series events;

•	nine NASCAR Craftsman Trucks Series events;

•	six Indy Racing League (“IRL”) IndyCar Series events;

•	one National Hot Rod Association (“NHRA”) POWERade drag racing events;

•	the premier sports car endurance event in the United States (the Rolex 24 at Daytona sanctioned by the Grand American Road Racing Association (“Grand American”); and

•	a number of other prestigious stock car, sports car, open wheel and motorcycle events.
The general nature of the Company’s business is a motorsports themed amusement enterprise, furnishing amusement to the public in the form of motorsports themed entertainment. The Company’s motorsports event operations consist principally of racing events at these major motorsports entertainment facilities, which, in total, currently have more than one million grandstand seats. The Company also conducts, either through operations of the particular facility or through certain wholly-owned subsidiaries operating under the name “Americrown,” souvenir merchandising operations, food and beverage concession operations and catering services, both in suites and chalets, for customers at its motorsports entertainment facilities. The Company also markets and distributes motorsports-related merchandise such as apparel, souvenirs and collectibles to retail customers, through its RacingOne.com internet site and directly to dealers.
MRN Radio, the Company’s proprietary radio network, produces and syndicates to radio stations the NASCAR NEXTEL Cup, Busch and Craftsman Truck series races and certain other races conducted at the Company’s motorsports entertainment facilities, as well as some races from motorsports entertainment facilities the Company does not own. In addition, MRN Radio provides production services for NEXTEL Vision, the trackside large screen video display units, at all NASCAR NEXTEL Cup Series event weekends except at Indianapolis Motor Speedway, which is a track not owned by the Company. MRN Radio also produces and syndicates daily and weekly NASCAR racing-themed programs.
The Company owns and operates DAYTONA USA — The Ultimate Motorsports Attraction, a motorsports-themed entertainment complex and the Official Attraction of NASCAR that includes interactive media, theaters, historical memorabilia and exhibits, tours, as well as riding and driving experiences of Daytona International Speedway.
SIGNIFICANT ACCOUNTING POLICIES:
PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of International Speedway Corporation and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.
CASH AND CASH EQUIVALENTS AND SHORT TERM INVESTMENTS: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, bank demand deposit accounts and overnight sweep accounts used in the Company’s cash management program. All highly liquid investments with stated maturities of three months or less from the date of purchase are classified as cash equivalents.
The Company maintained its cash and cash equivalents primarily with two financial institutions at November 30, 2006. The Company believes that it is not exposed to any significant credit risk on its cash balances due to the strength of the financial institutions.
The Company’s short-term investments consist primarily of highly liquid, variable rate instruments, which have stated maturities of greater than three months and have been classified as available-for-sale. The Company has determined that its investment securities are available and intended for use in current operations and, accordingly, has classified such investment securities as current assets.
RECEIVABLES: Receivables are stated at their estimated collectible amounts. The allowance for doubtful accounts is estimated based on historical experience of write offs and future expectations of conditions that might impact the collectibility of accounts.
INVENTORIES: Inventories, consisting of finished goods, are stated at the lower of cost, determined on the first-in, first-out basis, or market.
PROPERTY AND EQUIPMENT: Property and equipment, including improvements to existing facilities, are stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method over the estimated useful lives as follows:

Buildings, grandstands and motorsports entertainment facilities	10-30 years
Furniture and equipment	3-8 years
The carrying values of property and equipment are evaluated for impairment upon the occurrence of an impairment indicator based upon expected future undiscounted cash flows. If events or circumstances indicate that the carrying value of an asset may not be recoverable, an impairment loss would be recognized equal to the difference between the carrying value of the asset and its fair value.
EQUITY INVESTMENTS: The Company’s investments in joint ventures and other investees where it can exert significant influence on the investee, but does not have effective control over the investee, are accounted for using the equity method of accounting. The Company’s equity in the net income (loss) from equity method investments is recorded as income (loss) with a corresponding increase (decrease) in the investment. Dividends received reduce the investment. The Company recognizes the effects of transactions involving the sale or distribution by an equity investee of its common stock as capital transactions.
Equity method investments consist of the Company’s interests in Motorsports Alliance, LLC (“Motorsports Alliance”) and SMISC, LLC (“SMISC”).
Motorsports Alliance (owned 50.0 percent by the Company and 50.0 percent by Indianapolis Motor Speedway LLC), owns a 75.0 percent interest in Raceway Associates. Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway. See Subsequent Event Note 18.
On August 30, 2005, the Company partnered with Speedway Motorsports Incorporated (“SMI”) in a 50/50 joint venture, SMISC, LLC (“SMISC”), which, through a wholly-owned subsidiary Motorsports Authentics, LLC, conducts business under the name Motorsports Authentics. Motorsports Authentics operates as an independent company with the Company and SMI as equal owners. Also on August 30, 2005, the Company announced that SMISC had entered into a definitive agreement dated August 29, 2005, to purchase the stock of Action Performance Companies, Inc. (“Action”). On December 9, 2005, SMISC purchased the stock of Action, which was structured as a merger of a wholly-owned subsidiary of Motorsports Authentics, LLC into Action.
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
The Company’s share of undistributed equity in the earnings from equity investments included in retained earnings at November 30, 2005 and 2006 was approximately $8.9 million and $9.0 million, respectively.
OTHER INVESTMENTS: Other investments consist of the Company’s investment in Proximities, Inc. (“Proximities”). This investment is accounted for under Statement of Financial Accounting Standard (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”
Proximities is developing products which are to be marketed as secure radio frequency identification (“RFID”) cashless payment, access control and age verification systems. Proximities is a variable interest entity as determined in accordance with Financial Accounting Standards Board “FASB” Interpretation No. 46, “Consolidation of Variable Interest Entities.” The Company does not consolidate the operations of Proximities as it is not the primary beneficiary. The Company’s maximum exposure to loss as a result of its involvement with Proximities at November 30, 2006 totaled approximately $243,000.

GOODWILL AND INTANGIBLE ASSETS: The Company’s goodwill and other intangible assets are evaluated for impairment, either upon the occurrence of an impairment indicator or annually, in its fiscal fourth quarter, based on assumptions regarding the Company’s future business outlook and expected future discounted cash flows at the reporting unit level.
DEFERRED FINANCING FEES: Deferred financing fees are amortized over the term of the related debt and are included in other non-current assets.
DERIVATIVE FINANCIAL INSTRUMENTS: From time to time the Company utilizes derivative instruments in the form of interest rate swaps to assist in managing its interest rate risk. The Company does not enter into any interest rate swap derivative instruments for trading purposes. While the Company is not currently utilizing interest rate swap derivative instruments, all historically have qualified for the use of the “short-cut” method of accounting to assess hedge effectiveness in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended, and were recognized in its consolidated balance sheet at their fair value. The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest expense. The change in the fair value of the interest rate swap, which is established as an effective hedge, is included in other comprehensive income.
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
Kansas Speedway Corporation (“KSC”) offers Preferred Access Speedway Seating (“PASS”) agreements, which give purchasers the exclusive right and obligation to purchase KSC season-ticket packages for certain sanctioned racing events annually through fiscal year 2030, under specified terms and conditions. Among the conditions, licensees are required to purchase all season-ticket packages when and as offered each year. PASS agreements automatically terminate without refund should owners not purchase any offered season tickets.
Net fees received under PASS agreements are deferred and are amortized into income over the term of the agreements which expire in fiscal 2030. Long-term deferred income under the PASS agreements totals approximately $10.5 million and $10.2 million at November 30, 2005 and 2006, respectively.
ADVERTISING EXPENSE: Advertising costs are expensed as incurred or, as in the case of race-related advertising, upon the completion of the event. Race-related advertising included in prepaid expenses and other current assets at November 30, 2005 and 2006 was approximately $920,000 and $868,000, respectively. Advertising expense from continuing operations was approximately $12.1 million, $14.7 million and $17.2 million for the years ended November 30, 2004, 2005 and 2006, respectively.
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
NEW ACCOUNTING PRONOUNCEMENTS: In December 2004 the Financial Accounting Standards Board issued revised Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment.” SFAS No. 123(R) sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123(R) is effective in annual periods beginning after June 15, 2005. The Company adopted SFAS No. 123(R) in the first quarter of 2006 using the modified-prospective-transition method and currently discloses the pro forma effect on net income and earnings per share of the fair value recognition provisions of SFAS No. 123(R) for periods prior to adoption. The Company’s adoption of SFAS No. 123(R) did not have a material impact on its financial position, results of operations or cash flows. See Note 13 for further information and the required disclosures under SFAS No. 123(R).
In June 2006 the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential impact that the adoption of this interpretation will have on its financial position and results of operations.
In June 2006 the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” EITF No. 06-03 addresses the accounting for externally imposed taxes on revenue-producing transactions that take place between a seller and its customer, including, but not limited to sales, use, value added, and certain excise taxes. EITF No. 06-03 also provides guidance on the disclosure of an entity’s accounting policies for presenting such taxes on a gross or net basis and the amount of such taxes reported on a gross basis. EITF No. 06-03 is effective for interim and fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential effect that the adoption of this EITF will have on its financial statements.
In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” which establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the potential impact that the adoption of this statement will have on its financial position and results of operations.

NOTE 2 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the years ended November 30, (in thousands, except per share amounts):

	2004	2005	2006

Basic and diluted:
Income from continuing operations	$126,296	$159,072	$116,980
(Loss) income from discontinued operations	(6,315)	289	(176)
Gain on sale of discontinued operations	36,337	—	—

Net income	$156,318	$159,361	$116,804

Basic earnings per share denominator:
Weighted average shares outstanding	53,084,437	53,128,533	53,166,458

Basic earnings per share:
Income from continuing operations	$2.38	$2.99	$2.20
(Loss) income from discontinued operations	(0.12)	0.01
Gain on sale of discontinued operations	0.68	—	—

Net income	$2.94	$3.00	$2.20

Diluted earnings per share denominator:
Weighted average shares outstanding	53,084,437	53,128,533	53,166,458
Common stock options	12,123	21,293	14,943
Contingently issuable shares	86,216	90,357	89,222

Diluted weighted average shares outstanding	53,182,776	53,240,183	53,270,623

Diluted earnings per share:

Income from continuing operations	$2.37	$2.99	$2.20
(Loss) income from discontinued operations	(0.11)	—	(0.01)
Gain on sale of discontinued operations	0.68	—	—

Net income	$2.94	$2.99	$2.19

Anti-dilutive shares excluded in the computation of diluted earnings per share	817	7,274	49,068

NOTE 3 — ACQUISITION OF BUSINESSES
Martinsville Speedway
On July 13, 2004, the Company acquired the assets of Martinsville Speedway (“Martinsville”), and assumed the operations as well as certain liabilities of Martinsville for approximately $194.8 million, including acquisition costs. Martinsville was privately owned, with certain members of the France Family Group, which controls in excess of 60.0 percent of the combined voting interest of the Company, owning 50.0 percent of Martinsville. The acquisition was funded by $100.4 million in proceeds from the sale of the assets of North Carolina Speedway (“North Carolina”) (see Note 4) and approximately $94.4 million in cash. Martinsville’s operations are included in the Company’s consolidated operations subsequent to the date of acquisition.
The purchase price for the Martinsville acquisition was allocated to the assets acquired and liabilities assumed based upon their fair market values at the acquisition date, as determined by an independent appraisal. Included in this acquisition were certain indefinite-lived intangible assets attributable to the NASCAR sanction agreements in place at the time of acquisition and goodwill. The Company believes that these sanction agreements and the associated cash flows will continue for the foreseeable future and therefore, in accordance with SFAS No. 141 and 142, their value has bee classified as indefinite-lived intangible assets recognized apart from goodwill. The intangible assets and goodwill are included in the Motorsports Event segment. All of the goodwill attributable to the acquisition is expected to be deductible for income tax purposes. As this acquisition is not considered significant, pro forma financial information is not presented. The purchase price allocation to the significant assets acquired is as follows (in thousands):

Property and equipment	$34,278
NASCAR — sanction agreements	148,000
Goodwill	12,614

Page59

Pikes Peak International Raceway
On October 7, 2005, the Company acquired the assets and assumed certain liabilities of Pikes Peak International Raceway (“Pikes Peak”) for approximately $12.0 million. The purchase price for the Pikes Peak acquisition was allocated to the assets acquired based upon their fair market values at the acquisition date including, land of approximately $6.1 million and fixed assets of approximately $5.9 million. As this acquisition is not considered significant, pro forma financial information is not presented.
Subsequent to the purchase, the NASCAR Busch Series event, then conducted at Pikes Peak, was realigned to another motorsports entertainment facility within its portfolio for the fiscal 2006 racing season and the Company suspended indefinitely major motorsports event operations at the facility on October 31, 2005. The Company intends to relocate certain Pikes Peak fixed assets to other facilities within its portfolio. These assets include grandstand seating and other structures that can be utilized for future speedway expansion projects. The Company is currently pursing the sale of the land on which Pikes Peak is located.
NOTE 4 — DISCONTINUED OPERATIONS AND IMPAIRMENT OF LONG-LIVED ASSETS
North Carolina Speedway
As required by the settlement agreement in the Ferko/Vaughn litigation (“Settlement Agreement”) dated April 8, 2004, the Company’s North Carolina Speedway, Inc. subsidiary entered into an Asset Purchase Agreement with SMI for the sale of the tangible and intangible assets and operations of North Carolina. Under the terms of the Settlement Agreement, SMI’s subsidiary purchased North Carolina’s assets and assumed its operations for approximately $100.4 million in cash. The sale of North Carolina’s assets closed on July 1, 2004 and the Company recorded an after-tax gain in the third quarter of fiscal 2004 of approximately $36.3 million.
Nazareth Speedway
After the completion of Nazareth Speedway’s (“Nazareth”) fiscal 2004 events, the Company suspended indefinitely major motorsports event operations at the facility. The NASCAR Busch Series and IRL IndyCar Series events, then conducted at Nazareth, were realigned to other motorsports entertainment facilities within its portfolio.
As a result of these changes in Nazareth’s operations, an impairment analysis was performed in accordance with SFAS No. 142, which resulted in the identification and measurement of an impairment loss of approximately $13.2 million, or $0.16 per diluted share in the fiscal quarter ended May 31, 2004. In the fourth quarter of fiscal 2005, the Company identified certain grandstand assets which were previously fully impaired, that it relocated to its Darlington Raceway facility in fiscal 2006. The assets that were relocated to Darlington were adjusted to their net book value during the fourth quarter of fiscal 2005, resulting in an after-tax write-up of approximately $471,000, or $0.01 per diluted share.
In January 2006, the Company entered into an agreement with NZSW, LLC for the sale of 158 acres, on which Nazareth Speedway is located, for approximately $18.8 million. Under the terms of the contract the sale transaction is expected to close during fiscal 2007. Upon closing the transaction, the Company expects to record an after-tax gain from discontinued operations of approximately $6.0 to $7.0 million, or $0.11 to $0.13 per diluted share.

The operations of North Carolina and Nazareth were included in the Motorsports Event segment. In accordance with SFAS No. 144 the results of operations of North Carolina and Nazareth, including the gain on sale of North Carolina and the impairment loss and subsequent write-up of certain grandstand assets at Nazareth, are presented as discontinued operations in all periods presented. During the year ended November 30, 2004 total revenues recognized by North Carolina and Nazareth were approximately $17.0 million. There were no revenues recognized by Nazareth for the years ended November 30, 2005 and 2006. Pre-tax (loss) income during the years ended November 30, 2004, 2005 and 2006 was approximately ($10.0) million, $289,000 and ($444,000), respectively. Nazareth’s assets held for sale included in property and equipment, net of accumulated depreciation, totaled approximately $6.8 million at November 30, 2005 and 2006. Unless indicated otherwise, all disclosures in the notes to the consolidated financial statements relate to continuing operations.
New York Metropolitan Speedway Development
During fiscal 1999, the Company announced its intention to search for a site for a major motorsports entertainment facility in the New York metropolitan area. The Company’s efforts included the evaluation of many different locations. Most recently, the Company identified a combination of land parcels in the New York City borough of Staten Island aggregating approximately 676 acres that it targeted for the development of a major motorsports entertainment and retail development project. The Company’s majority-owned subsidiary, 380 Development, LLC (“380 Development”), purchased the total 676 acres for approximately $110.4 million in early fiscal 2005.
In December 2006, the Company announced its decision to discontinue pursuit of a speedway development on Staten Island. The decision was driven by a variety of factors, including: (1) the inability to secure the critical local political support that is necessary to secure the required land-use change approvals for a speedway development; (2) even if it had secured the necessary political support, it became apparent that it would have been faced with unacceptable approval requirements, including operational restrictions that would have made the facility difficult to operate and a significant challenge to market; and (3) the increased risk that these unacceptable approval requirements could result in higher construction spending and annual operating costs, which would have a significant negative impact on the financial model for the speedway development.
The operating and development agreements between the Company and The Related Companies (“Related”) have been terminated, the note payable to The Company from Related which was secured by a pledge of Related’s 12.4 percent proportionate minority interest in 380 Development has been cancelled and the minority interest surrendered to the Company.
The decision to discontinue our speedway development efforts on Staten Island, in the fourth quarter of fiscal 2006, resulted in a non-cash, pre-tax charge in the Company’s results of approximately $84.7 million, or $1.01 per diluted share after-tax, which is include in the Motorsports Event segment. U.S. generally accepted accounting principles require that the property be valued at its current fair value, which is estimated by an independent appraisal at approximately $65.0 million. Prior to the write-off, the Company had capitalized spending of approximately $150.0 million through November 30, 2006, including: (1) $123.0 million for land and related improvements, (2) $11.0 million for costs related solely to the development of the speedway, and (3) $16.0 million for capitalized interest and property taxes.
The Company has begun to research and develop market demand studies to assist in the evaluation of various alternative strategies for the Staten Island acreage, including potentially selling the property in whole or in parts, or developing the property with a third party for some other use. Given that the property is the largest undeveloped acreage of land in the five boroughs of New York City, the Company believes it will be attractive to a wide range of developers and users. The site is currently zoned as-of-right for industrial use and could provide ease of access through a deep-water dock located on site. Also, the property can be easily accessed from the local highway system.

NOTE 5 — PROPERTY AND EQUIPMENT
Property and equipment consists of the following as of November 30 (in thousands):

	2005	2006

Land and leasehold improvements	$284,051	$289,731
Buildings, grandstands and motorsports entertainment facilities	915,425	981,023
Furniture and equipment	130,408	141,134
Construction in progress	164,111	116,644

	1,493,995	1,528,532
Less accumulated depreciation	315,313	371,219

	$1,178,682	$1,157,313

Depreciation expense from continuing operations was approximately $44.4 million, $50.7 million and $56.7 million for the years ended November 30, 2004, 2005 and 2006, respectively.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS
The gross carrying value and accumulated amortization of the major classes of intangible assets relating to the Motorsports Event segment as of November 30 are as follows (in thousands):

		2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Customer database	$500	$100	$400
Food, beverage and merchandise contracts	276	142	134

Total amortized intangible assets	776	242	534
Non-amortized intangible assets:
NASCAR — sanction agreements	148,000	—	148,000
Other	930	—	930

Total non-amortized intangible assets	148,930	—	148,930

Total intangible assets	$149,706	$242	$149,464

		2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Customer database	$500	$200	$300
Food, beverage and merchandise contracts	276	185	91

Total amortized intangible assets	776	385	391
Non-amortized intangible assets:
NASCAR — sanction agreements	148,000	—	148,000
Other	923	—	923

Total non-amortized intangible assets	148,923	—	148,923

Total intangible assets	$149,699	$385	$149,314

The following table presents current and expected amortization expense of the existing intangible assets as of November 30, for each of the following periods (in thousands):

Amortization expense for the year ended November 30, 2006	$143

Estimated amortization expense for the year ending November 30:
2007	143
2008	143
2009	101
2010	1
2011	1
There were no changes in the carrying value of goodwill during the year ended November 30, 2006.

NOTE 7 — LONG-TERM DEBT
Long-term debt consists of the following as of November 30 (in thousands):

	2005	2006

4.2 percent Senior Notes due 2009	$151,297	$150,915
5.4 percent Senior Notes due 2014	149,905	149,917
TIF bond debt service funding commitment	67,820	67,262

	369,022	368,094
Less: current portion	635	770

	$368,387	$367,324

Schedule of Payments (in thousands)

For the year ending November 30:
2007	$770
2008	915
2009	151,075
2010	1,245
2011	1,430
Thereafter	212,920

368,355
Net premium	(261)

Total	$368,094

On April 23, 2004, the Company completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, the Company completed an offer to exchange these unsecured senior notes for registered senior notes with substantially identical terms (“2004 Senior Notes”). At November 30, 2006, outstanding 2004 Senior Notes totaled approximately $300.8 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 4.2 percent and are due April 2009 (“4.2 percent Senior Notes”), and $150.0 million principal amount unsecured senior notes, which bear interest at 5.4 percent and are due April 2014. The 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at the option of the Company, at any time or from time to time at redemption prices as defined in the indenture. The Company’s subsidiaries are guarantors of the 2004 Senior Notes. The 2004 Senior Notes also contain various restrictive covenants. Total gross proceeds from the sale of the 2004 Senior Notes were $300.0 million, net of discounts of approximately $431,000 and approximately $2.6 million of deferred financing fees. The deferred financing fees are being treated as additional interest expense and amortized over the life of the 2004 Senior Notes on a straight-line method, which approximates the effective yield method. In March 2004, the Company entered into interest rate swap agreements to effectively lock in the interest rate on approximately $150.0 million of the 4.2 percent Senior Notes. The Company terminated these interest rate swap agreements on April 23, 2004 and received approximately $2.2 million, which is being amortized over the life of the 4.2 percent Senior Notes.
In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”), issued approximately $71.3 million in taxable special obligation revenue (“TIF”) bonds in connection with the financing of construction of Kansas Speedway. At November 30, 2006, outstanding TIF bonds totaled approximately $67.3 million, net of the unamortized discount, which is comprised of a $18.7 million principal amount, 6.2 percent term bond due December 1, 2017 and $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly-owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation. The bond financing documents contain various restrictive covenants.
On June 16, 2006, the Company entered into a $300.0 million revolving credit facility (“2006 Credit Facility”). The 2006 Credit Facility contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions. Upon execution of the 2006 Credit Facility, the Company terminated its then existing $300.0 million credit facility. The 2006 Credit Facility is scheduled to mature in June 2011, and accrues interest at LIBOR plus 30.0-80.0 basis points, based on the Company’s highest debt rating as determined by specified rating agencies. The 2006 Credit Facility contains various restrictive covenants. At November 30, 2006, the Company did not have any borrowings outstanding under the 2006 Credit Facility.
Total interest expense from continuing operations incurred by the Company was approximately $21.7 million, $12.7 million and $12.3 million for the years ended November 30, 2004, 2005 and 2006, respectively. Total interest capitalized for the years ended November 30, 2004, 2005 and 2006 was approximately $1.6 million, $7.6 million and $8.4 million, respectively.
Financing costs of approximately $6.9 million and $6.5 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2005 and 2006, respectively. These costs are being amortized on a straight line method, which approximates the effective yield method, over the life of the related financing.
NOTE 8 — FEDERAL AND STATE INCOME TAXES
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the provision for income taxes from continuing operations for the years ended November 30, are as follows (in thousands):

	2004	2005	2006

Current tax expense:
Federal	$46,839	$64,832	$73,890
State	6,311	8,091	6,061
Deferred tax expense (benefit):
Federal	26,327	26,122	(5,799)
State	2,741	2,831	1,315

Provision for income taxes	$82,218	$101,876	$75,467

The reconciliation of income tax expense computed at the federal statutory tax rates to income tax expense from continuing operations for the years ended November 30, is as follows (percent of pre-tax income):

	2004	2005	2006

Income tax computed at federal statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.4	3.2	3.1
Other, net	1.0	0.8	1.1

	39.4%	39.0%	39.2%

The components of the net deferred tax assets (liabilities) at November 30 are as follows (in thousands):

	2005	2006

Impaired long-lived assets	$—	$34,683
Amortization and depreciation	27,014	21,038
Deferred revenues	4,173	4,076
Deferred expenses	2,663	2,765
Loss carryforwards	2,422	2,919
Compensation related	2,004	2,147
Accruals	1,584	1,599
Other	103	114

Deferred tax assets	39,963	69,341
Valuation allowance	—	(3,677)

Deferred tax assets, net of valuation allowance	39,963	65,664

Amortization and depreciation	(224,471)	(244,194)
Equity investment	(9,895)	(11,786)
Other	(422)	(331)

Deferred tax liabilities	(234,788)	(256,311)

Net deferred tax liabilities	$(194,825)	$(190,647)

Deferred tax assets — current	$—	$995
Deferred tax liabilities — noncurrent	(194,825)	(191,642)

Net deferred tax liabilities	$(194,825)	$(190,647)

The Company has recorded deferred tax assets related to various state net operating loss carryforwards totaling approximately $88.4 million, that expire in varying amounts beginning in fiscal 2020. The valuation allowance increased by approximately $3.7 million during the fiscal year ended November 30, 2006, and is attributable to the impairment of long-lived assets. The valuation allowance has been provided due to the uncertainty regarding the realizability of state deferred tax assets associated with the impaired long-lived assets. In evaluating the Company’s ability to recover its deferred income tax assets it considers all available positive and negative evidence, including operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis.
NOTE 9 — CAPITAL STOCK
The Company’s authorized capital includes 80.0 million shares of Class A Common Stock, par value $.01 (“Class A Common Stock”), 40.0 million shares of Class B Common Stock, par value $.01 (“Class B Common Stock”), and 1.0 million shares of Preferred Stock, par value $.01 (“Preferred Stock”). The shares of Class A Common Stock and Class B Common Stock are identical in all respects, except for voting rights and certain dividend and conversion rights as described below. Each share of Class A Common Stock entitles the holder to one-fifth (1/5) vote on each matter submitted to a vote of the Company’s shareholders and each share of Class B Common Stock entitles the holder to one (1) vote on each such matter, in each case including the election of directors. Holders of Class A Common Stock and Class B Common Stock are entitled to receive dividends at the same rate if and when declared by the Board of Directors out of funds legally available therefrom, subject to the dividend and liquidation rights of any Preferred Stock that may be issued and outstanding. Class A Common Stock has no conversion rights. Class B Common Stock is convertible into Class A Common Stock, in whole or in part, at any time at the option of the holder on the basis of one share of Class A Common Stock for each share of Class B Common Stock converted. Each share of Class B Common Stock will also automatically convert into one share of Class A Common Stock if, on the record date of any meeting of the shareholders, the number of shares of Class B Common Stock then outstanding is less than 10.0 percent of the aggregate number of shares of Class A Common Stock and Class B Common Stock then outstanding.
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
NOTE 10 — COMMITMENTS AND CONTINGENCIES
International Speedway Corporation has a salary incentive plan (the “ISC Plan”) designed to qualify under Section 401(k) of the Internal Revenue Code. Employees of International Speedway Corporation and certain participating subsidiaries who have completed one month of continuous service are eligible to participate in the ISC Plan. After twelve months of continuous service, matching contributions are made to a savings trust (subject to certain limits) concurrent with employees’ contributions. The level of the matching contribution depends upon the amount of the employee contribution. Employees become 100 percent vested upon entrance to the ISC Plan. The contribution expense from continuing operations for the ISC Plan was approximately $1.3 million, $1.4 million and $1.5 million, for the years ended November 30, 2004, 2005, and 2006, respectively.
The estimated cost to complete approved projects and current construction in progress at November 30, 2006 at the Company’s existing facilities is approximately $62.5 million.
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At November 30, 2006, the Unified Government had approximately $4.3 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
The Company is a member of Motorsports Alliance (owned 50.0 percent by the Company and 50.0 percent by Indianapolis Motor Speedway LLC (“IMS”)), which owns 75.0 percent of Raceway Associates. Raceway Associates owns and operates Chicagoland Speedway and Route 66 Raceway. Raceway Associates has a term loan arrangement, which requires quarterly principal and interest payments and matures November 15, 2012, and a $15.0 million secured revolving credit facility, which matures in September 2008. At November 30, 2006, Raceway Associates had approximately $28.4 million outstanding under its term loan and no borrowings outstanding under its then existing credit facility. Under a keepwell agreement, the members of Motorsports Alliance have agreed to provide financial assistance to Raceway Associates, if necessary, on a pro rata basis to support its performance under its term loan and credit facility.
The Company has guaranteed minimum royalty payments under certain agreements through December 2015, with a remaining maximum exposure at November 30, 2006, of approximately $12.5 million.

The Company operates Miami under an operating agreement which expires December 31, 2032 and provides for subsequent renewal terms through December 31, 2075. The Company also has various operating leases for office space and equipment. The future minimum payments under the operating agreement and leases utilized by the Company having initial or remaining noncancellable terms in excess of one year at November 30, 2006, are as follows (in thousands):

	Operating	Operating
For the year ending November 30:	Agreement	Leases

2007	$2,220	$3,945
2008	2,220	2,763
2009	2,220	1,690
2010	2,220	1,319
2011	2,220	1,146
Thereafter	27,000	36,370

Total	$38,100	$47,233

Total expenses incurred from continuing operations under the track operating agreement, these operating leases and all other rentals during the years ended November 30, 2004, 2005 and 2006 were $14.9 million, $19.0 million and $22.0 million, respectively.
In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling $2.1 million at November 30, 2006. At November 30, 2006, there were no amounts drawn on the standby letters of credit.
The Internal Revenue Service (the “Service”) is currently performing a periodic examination of the Company’s federal income tax returns for the years ended November 30, 1999 through 2005 and has challenged the tax depreciation treatment of a significant portion of its motorsports entertainment facility assets. Through November 30, 2006, the Company has received reports from the Service requesting downward adjustments to its tax depreciation expense for the fiscal years ended November 30, 1999 through 2004, which could potentially result in the reclassification of approximately $94.5 million of income taxes from deferred to current. Including related interest, the combined after-tax cash flow impact of these requested adjustments is approximately $110.8 million. In order to prevent incurring additional interest, the Company deposited approximately $110.8 million with the Service. In December 2006, the Company received a report from the Service with respect to our fiscal year ended November 30, 2005, which could potentially result in the reclassification of approximately $6.6 million of income taxes from deferred to current. Accordingly, in order to prevent incurring additional interest, the Company deposited an additional $7.1 million with the Service in January 2007. Additional adjustments to the Company’s tax depreciation expense are expected to be requested later by the Service for fiscal year ended November 30, 2006. Including related interest, the Company estimates the combined after-tax cash flow impact of the additional federal tax adjustments expected for fiscal 2006, and related state tax revisions for all periods, to range between $30.0 million and $40.0 million at November 30, 2006. The Company’s deposits are not a payment of tax, and it will receive accrued interest on any of these funds ultimately returned to it. At November 30, 2006, the approximately $110.8 million of deposits with the Service are classified as long-term assets in the Company’s consolidated financial statements. The Company believes that its application of the federal income tax regulations in question, which have been applied consistently since being adopted in 1986 and have been subjected to previous IRS audits, is appropriate, and it intends to vigorously defend the merits of its position. Once commenced by the Service, the administrative appeals process is expected to take six to fifteen months to complete. If the Company’s appeal is not resolved satisfactorily, it will evaluate all of its options, including litigation. In accordance with SFAS No. 109 “Accounting for Income Taxes,” the Company has accrued a deferred tax liability based on the differences between its financial reporting and tax bases of such assets in its consolidated balance sheet as of November 30, 2006. While an adverse resolution of these matters could result in a material negative impact on cash flow, including payment of taxes from amounts currently on deposit with the Service, the Company believes that it has provided adequate reserves related to these matters including interest charges through November 30, 2006 totaling approximately $12.6 million, and, as a result, does not expect that such an outcome would have a material adverse effect on results of operations.

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
On July 13, 2005, Kentucky Speedway, LLC filed a civil action in the Eastern District of Kentucky against NASCAR and the Company alleging that “NASCAR and ISC have acted, and continue to act, individually and in combination and collusion with each other and other companies that control motorsports entertainment facilities hosting NASCAR NEXTEL Cup Series, to illegally restrict the award of ... NASCAR NEXTEL Cup Series [races].” The complaint seeks damages and an injunction requiring NASCAR to establish a competitive bidding process for NEXTEL Cup events and prohibiting further violations of the antitrust laws. Other than some vaguely conclusory allegations, the complaint fails to specify any conduct by International Speedway Corporation (“ISC”) other than conducting and growing its motorsports entertainment business for the benefit of its shareholders. The Company believes the allegations to be without merit and intends to defend itself vigorously. The Company has retained counsel and is pursuing defenses to the suit while maintaining potential counterclaim remedies available to it to recover the damages caused by the filing of the suit. The court has established a February 1, 2007 deadline for the completion of pre-trial discovery factual matters which is to be followed by discovery of expert opinion matters. Based upon the current timeline a trial on the merits of the case is scheduled for no earlier than Fall 2007. While it is premature to quantify either the likelihood or the potential magnitude of an adverse decision, the fees and expenses associated with the defense of this suit are not covered by insurance and could adversely impact the Company’s financial condition or results of operations and cash flows, even if the Company ultimately prevails. Further, the time devoted to this matter by management and the possible impact of litigation on business negotiations occurring prior to resolution of this matter could also adversely impact our financial condition or results of operations and cash flows. Finally, even if the direct effect of the resolution of this case does not result in a material adverse impact on us, it is possible that the resolution of this case could result in industry-wide changes in the way race schedules are determined by sanctioning bodies, which could indirectly have a material adverse impact on the Company.
NOTE 11 — RELATED PARTY DISCLOSURES AND TRANSACTIONS
All of the racing events that take place during the Company’s fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association, the American Motorcyclist Association, the Automobile Racing Club of America, the American Sportbike Racing Association — Championship Cup Series, Grand American, Historic Sportscar Racing, the International Race of Champions, IRL, NASCAR, NHRA, the Porsche Club of America, the Sports Car Club of America, the Sportscar Vintage Racing Association, the United States Auto Club and the World Karting Association. NASCAR, which sanctions some of the Company’s principal racing events, is a member of the France Family Group which controls in excess of 60.0 percent of the combined voting power of the outstanding stock of the Company, and some members of which serve as directors and officers of the Company. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR from continuing operations for disbursement to competitors, which are exclusive of NASCAR sanction fees, totaled approximately $102.5 million, $118.5 million and $131.3 million for the years ended November 30, 2004, 2005 and 2006, respectively. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors for events at North Carolina and Nazareth included in discontinued operations totaled approximately $5.4 million for the year ended November 30, 2004. There were no prize and point fund monies paid to NASCAR related to discontinued operations for the years ended November 30, 2005 and 2006, respectively.

Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire NASCAR NEXTEL Cup and Busch series schedules. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR NEXTEL Cup and Busch series event. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR NEXTEL Cup or Busch series event as a component of its sanction fees and remits the remaining 90.0 percent to the event promoter. The event promoter pays 25.0 percent of the gross broadcast rights fees allocated to the event as part of the previously discussed prize money paid to NASCAR for disbursement to competitors. The Company’s television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR NEXTEL Cup and Busch series events conducted at its wholly-owned facilities were $188.9 million, $235.9 million and $273.4 million in fiscal years 2004, 2005 and 2006, respectively. Television broadcast and ancillary rights fees received from NASCAR for the NASCAR NEXTEL Cup and Busch series events held at North Carolina and the NASCAR Busch Series event held at Nazareth and included in discontinued operations totaled approximately $9.3 million for the year ended November 30, 2004. There were no television broadcast and ancillary rights fees received from NASCAR related to discontinued operations during the years ended November 30, 2005 and 2006, respectively.
In addition, NASCAR and the Company share a variety of expenses in the ordinary course of business. NASCAR pays rent, as well as a related maintenance fee (allocated based on square footage), to the Company for office space in the Company’s corporate office complex in Daytona Beach, Florida. The Company paid rent to NASCAR for office space in Los Angeles, California beginning October 2005. These rents are based upon estimated fair market lease rates for comparable facilities. NASCAR pays the Company for radio, program and strategic initiative advertising, hospitality and suite rentals, various tickets and credentials, catering services, participation in a NASCAR racing event banquet, and track and other equipment rentals based on similar prices paid by unrelated, third party purchasers of similar items. The Company pays NASCAR for certain advertising, participation in NASCAR racing series banquets, the use of NASCAR trademarks and intellectual images and production space for NEXTEL Vision based on similar prices paid by unrelated, third party purchasers of similar items. The Company’s payments to NASCAR for MRN Radio’s broadcast rights to NASCAR Craftsman Truck races represents an agreed-upon percentage of the Company’s advertising revenues attributable to such race broadcasts. In fiscal 2005 and 2006 NASCAR is reimbursing the Company for the buyout of the remaining rights associated with a certain sponsorship agreement. NASCAR also reimburses the Company for 50.0 percent of the compensation paid to certain personnel working in the Company’s legal, risk management and transportation departments, as well as 50.0 percent of the compensation expense associated with certain receptionists. The Company reimburses NASCAR for 50.0 percent of the compensation paid to certain personnel working in NASCAR’s legal department. NASCAR’s reimbursement for use of the Company’s mailroom, janitorial services, security services, catering, graphic arts, photo and publishing services, telephone system and the Company’s reimbursement of NASCAR for use of corporate aircraft, is based on actual usage or an allocation of total actual usage. The aggregate amount received from NASCAR by the Company for shared expenses, net of amounts paid by the Company for shared expenses, totaled approximately $2.8 million, $3.6 million and $3.6 million during fiscal 2004, 2005 and 2006, respectively.
Grand American sanctions various events at certain of the Company’s facilities. While certain officers and directors of the Company are equity investors in Grand American, no officer or director has more than a 10.0 percent equity interest. In addition, certain officers and directors of the Company, representing a non-controlling interest, serve on Grand American’s Board of Managers. Standard Grand American sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by Grand American to participants in the events. Sanction fees paid by the Company to Grand American totaled approximately $924,000, $1.1 million and $1.2 million for the years ended November 30, 2004, 2005 and 2006, respectively.
In addition, Grand American and the Company share a variety of expenses in the ordinary course of business. Grand American pays rent to the Company for office space in the Company’s corporate office complex in Daytona Beach, Florida. These rents are based upon estimated fair market lease rates for comparable facilities. Grand American purchases various advertising, catering services, suites and hospitality and track and equipment rentals from the Company based on similar prices paid by unrelated, third party purchasers of similar items. The Company pays Grand American for the use of Grand American’s trademarks based on similar prices paid by unrelated, third party purchasers of similar items. Grand American’s reimbursement for use of the Company’s mailroom, telephone system, security, graphic arts, photo and publishing services is based on actual usage or an allocation of total actual usage.

The aggregate amount received from Grand American by the Company for shared expenses, net of amounts paid by the Company for shared expenses, totaled approximately $226,000, $223,000 and $510,000 during fiscal 2004, 2005 and 2006, respectively.
The Company strives to ensure, and management believes that, the terms of the Company’s transactions with NASCAR and Grand American are no less favorable to the Company than could be obtained in arms-length negotiations.
Certain members of the France Family Group paid the Company for the utilization of security services, event planning, event tickets, purchase of catering services, maintenance services, and certain equipment. During the last quarter of fiscal 2004 and all of fiscal 2005, the Company provided publishing and distribution services for Game Change Marketing, LLC, and in fiscal 2004 tickets to Brand Sense Marketing, which are companies owned by a France Family Group member and leased certain parcels of land from WCF and JCF, LLC, which is owned by France Family Group members. The land parcels are used primarily for parking during the events held at Martinsville Speedway. The amounts paid for these items were based on actual costs incurred, similar prices paid by unrelated third party purchasers of similar items or estimated fair market values. The aggregate amount received by the Company for these items, net of amounts paid, totaled approximately $266,000, $3.3 million and $2.4 million during fiscal 2004, 2005 and 2006, respectively.
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
Crotty & Bartlett, P.A., a law firm controlled by siblings of W. Garrett Crotty, one of the Company’s executive officers, leased office space located in the Company’s corporate office complex in Daytona Beach, Florida. The Company engages Crotty & Bartlett for certain legal and consulting services. The aggregate amount paid to Crotty & Bartlett by the Company for legal and consulting services, net of amounts received by the Company for leased office space, totaled approximately $119,000, $180,000 and $150,000 during fiscal 2004, 2005 and 2006, respectively.
J. Hyatt Brown, one of the Company’s directors, serves as President and Chief Executive Officer of Brown & Brown, Inc. (“Brown & Brown”). Brown & Brown has received commissions for serving as the Company’s insurance broker for several of the Company’s insurance policies, including the Company’s property and casualty policy, certain employee benefit programs and the split-dollar arrangements established for the benefit of William C. France, James C. France and their respective spouses. The aggregate commissions received by Brown & Brown in connection with the Company’s policies were approximately $390,000, $507,000 and $565,000, during fiscal 2004, 2005 and 2006, respectively.
Kinsey, Vincent Pyle, L.C., a law firm which Christy F. Harris, one of the Company’s directors, joined in fiscal 2004, provided legal services to the Company during fiscal 2004, 2005 and 2006. The Company paid approximately $301,000, $359,000 and $169,000 for these services in fiscal 2004, 2005 and 2006, which were charged to the Company on the same basis as those provided other clients.
Mr. Gregory W. Penske, one of the Company’s directors, is also an officer and director of Penske Performance, Inc. and other Penske Corporation affiliates, as well as the son of Roger S. Penske. Roger S. Penske beneficially owns a majority of the voting stock of and controls Penske Corporation and its affiliates. The Company rented Penske Corporation and its affiliates certain facilities for a driving school and sold hospitality suite occupancy and related services, merchandise and accessories to Penske Corporation, its affiliates and other related companies. In a special promotional arrangement designed to grow demand while maintaining price integrity, the Company sold approximately 8,000 tickets for certain events during fiscal 2004 and 2005 at discounts greater than those afforded any other ticket purchaser to Penske Automotive Group, one of the largest automobile retailers in Southern California, which effected distribution of those tickets. Penske Truck Leasing rented certain vehicles and sold related supplies and services to the Company. Also, the Company paid Penske Corporation for the use of certain trademarks. In fiscal 2004, 2005 and 2006, the aggregate amount received from Penske Corporation, its affiliates and other related companies, net of amounts paid by the Company, totaled approximately $2.4 million, $1.5 million and $1.9 million, respectively, for the aforementioned goods and services.
Raceway Associates is owned 75.0 percent by Motorsports Alliance and 25.0 percent by the former owners of the Route 66 Raceway, LLC. Edward H. Rensi, a director of the Company, sold his approximately 1.3 percent ownership interest in Raceway Associates to unrelated third parties in fiscal 2005. The Company owns an indirect equity investment in Chicagoland Speedway through the Company’s equity investment in Motorsports Alliance. The Company pays Chicagoland Speedway fees to sell merchandise and programs on its property and conduct radio broadcasts of its events. Chicagoland pays the Company for the purchase of programs and for costs related to the use of the Company’s jet dryers and other event support at its events. The net amounts paid by the Company were approximately $621,000, $572,000 and $636,000, during fiscal 2004, 2005 and 2006, respectively.
NOTE 12 — SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes and interest for the years ended November 30, is summarized as follows (in thousands):

	2004	2005	2006
Income taxes paid	$35,962	$84,093	$79,228

Interest paid	$23,414	$19,679	$20,380

NOTE 13 — LONG-TERM STOCK INCENTIVE PLAN
The Company’s 1996 Long-Term Stock Incentive Plan (the “1996 Plan”) authorized the grant of stock options (incentive and nonqualified), stock appreciation rights and restricted stock. The Company reserved an aggregate of 1,000,000 shares (subject to adjustment for stock splits and similar capital changes) of the Company’s Class A Common Stock for grants under the 1996 Plan. The 1996 Plan terminated in September 2006. All unvested stock options and restricted stock granted prior to the termination will continue to vest and will continue to be exercisable in accordance with their original terms.

In April, 2006, the Company’s shareholders’ approved the 2006 Long-Term Incentive Plan (the “2006 Plan”) which authorizes the grant of stock options (incentive and non-qualified), stock appreciation rights, restricted and unrestricted stock, cash awards and Performance Units (as defined in the 2006 Plan) to employees, consultants and advisors of the Company capable of contributing to the Company’s performance. The Company has reserved an aggregate of 1,000,000 shares (subject to adjustment for stock splits and similar capital changes) of the Company’s Class A Common Stock for grants under the 2006 Plan. Incentive Stock Options may be granted only to employees eligible to receive them under the Internal Revenue Code of 1996, as amended. The 2006 Plan approved by the shareholders appoints the Compensation Committee (the “Committee”) to administer the 2006 Plan. Awards under the 2006 Plan will contain such terms and conditions not inconsistent with the 2006 Plan as the Committee in its discretion approves. The Committee has discretion to administer the 2006 Plan in the manner which it determines, from time to time, is in the best interest of the Company. There have been no awards granted under the 2006 Plan.
Prior to December 1, 2005 the Company accounted for the 1996 Plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company recognized stock-based compensation cost on its restricted shares awarded on the accelerated method over their vesting periods equal to the fair market value of these shares on the date of award. No stock-based employee compensation cost was reflected in the Consolidated Statement of Operations relating to stock options for the fiscal years ended November 30, 2004 and 2005, as all options granted under the 1996 Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.
Effective December 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective-transition method and accordingly prior periods have not been restated to reflect the impact of SFAS 123(R). Under that transition method, compensation cost recognized during the fiscal year ended November 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense for the fiscal year ended November 30, 2006, totaled approximately $2.7 million. Stock-based compensation expense for the fiscal years ended November 30, 2004 and 2005, totaled approximately $1.7 million and $2.0 million, respectively, under the intrinsic value method in accordance with APB No. 25.

As a result of adopting SFAS No. 123(R) on December 1, 2005, the Company’s income before income taxes and net income are approximately $459,000 and $283,000 lower, respectively, for the fiscal year ended November 30, 2006, than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the fiscal year ended November 30, 2006 are $0.01 lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25.
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
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation after giving consideration to potential forfeitures for the years ended November 30. For purposes of this pro forma disclosure, the fair value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods (in thousands, except per share amounts):

	2004	2005
Net income, as reported	$156,318	$159,361

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,051	1,190

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,242)	(1,380)

Pro forma net income	$156,127	$159,171

Earnings per share:
Basic — as reported	$2.94	$3.00

Basic — pro forma	$2.94	$3.00

Diluted — as reported	$2.94	$2.99

Diluted — pro forma	$2.94	$2.99

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

Restricted stock of the Company’s Class A Common Stock awarded under the 1996 Plan generally vest at the rate of 50.0 percent of each award on the third anniversary of the award date and the remaining 50.0 percent on the fifth anniversary of the award date.
The fair value of nonvested restricted stock is determined based on the opening trading price of the Company’s Class A Common Stock on the grant date. The Company granted 47,832, 53,599 and 60,015 shares of restricted stock awards of the Company’s Class A Common Stock during the fiscal years ended November 30, 2004, 2005 and 2006, respectively, to certain officers and managers under the 1996 Plan. The weighted average grant date fair value of these restricted stock awards was $42.28, $54.23 and $50.90 per share, respectively.
A summary of the status of the Company’s restricted stock as of November 30, 2006, and changes during the fiscal year ended November 30, 2006, is presented below:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Grant-Date	Remaining	Intrinsic
	Restricted	Fair Value	Contractual	Value
	Shares	(Per Share)	Term (Years)	(in thousands)

Unvested at November 30, 2005	178,566	$45.2
Granted	60,015	50.9
Vested	(39,104)	38.6
Forfeited	(4,997)	48.5

Unvested at November 30, 2006	194,480	$48.2	2.9	$10,080

As of November 30, 2006, there was approximately $4.8 million of total unrecognized compensation cost related to unvested restricted stock awards granted under the 1996 Plan. This cost is expected to be recognized over a weighted-average period of 2.9 years. The total fair value of restricted stock awards vested during the fiscal years ended November 30, 2004, 2005 and 2006, was approximately $1.4 million, $2.3 million and $2.0 million, respectively.

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

	2004	2005	2006
Expected volatility	30.4%	25.3%	24.8%-32.8%
Weighted average volatility	30.4%	25.3%	27.3%
Expected dividends	0.14%	0.11%	0.16%
Expected term (in years)	5.0	5.0	5.1-6.8
Risk-free rate	3.2%-3.9%	3.2%	5.0%-5.1%

A summary of option activity under the 1996 Plan as of November 30, 2006, and changes during the year then ended is presented below:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
		Average	Contractual	Value
Options	Shares	Exercise Price	Term (Years)	(in thousands)

Outstanding at November 30, 2005	126,622	$46.3
Granted	33,417	46.4
Exercised	(4,666)	40.4
Forfeited	(12,334)	46.9

Outstanding at November 30, 2006	143,039	$46.4	7.2	$901

Vested and expected to vest at November 30, 2006	141,161	$46.4	7.2	$893

Exercisable at November 30, 2006	98,950	$45.3	6.2	$719

The weighted average grant-date fair value of options granted during the fiscal years ended November 30, 2004, 2005 and 2006 was $14.3, $16.2 and $16.6, respectively. The total intrinsic value of options exercised during the fiscal years ended November 30, 2004, 2005 and 2006 was approximately $158,000, $181,000 and $39,000, respectively. The actual tax benefit realized for the tax deductions from exercise of the stock options totaled approximately $62,000, $70,000 and $15,000 for the fiscal years ended November 30, 2004, 2005 and 2006, respectively.
As of November 30, 2006, there was approximately $455,000 of total unrecognized compensation cost related to unvested stock options granted under the 1996 Plan. That cost is expected to be recognized over a weighted-average period of 1.1 years.
NOTE 14 — FINANCIAL INSTRUMENTS
The carrying values of cash and cash equivalents, accounts receivable, short-term investments, accounts payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities.
Fair values of long-term debt and interest rate swaps are based on quoted market prices at the date of measurement. The Company’s credit facilities approximate fair value as they bear interest rates that approximate market. At November 30, 2006, the fair value of the remaining long-term debt, which includes the 2004 Senior Notes and TIF bond Funding Commitment, as determined by quotes from financial institutions, was $370.5 million compared to the carrying amount of $368.1 million.
NOTE 15 — QUARTERLY DATA (UNAUDITED)
The Company derives most of its income from a limited number of NASCAR-sanctioned races. As a result, the Company’s business has been, and is expected to remain, highly seasonal based on the timing of major events. For example, one of the Company’s NASCAR NEXTEL Cup Series events is traditionally held on the Sunday preceding Labor Day. Accordingly, the revenue and expenses for that race and/or the related supporting events may be recognized in either the fiscal quarter ending August 31 or the fiscal quarter ending November 30.

The following table presents certain unaudited financial data for each quarter of fiscal 2005 and 2006 (in thousands, except per share amounts):

	Fiscal Quarter Ended
	February 28,	May 31,	August 31,	November 30,
	2005	2005	2005	2005
Total revenue	$179,432	$157,447	$166,519	$236,730
Operating income	71,847	46,866	56,019	90,533
Income from continuing operations	41,118	26,540	36,804	54,612
Net income	41,065	26,501	36,752	55,044
Basic earnings per share	0.77	0.50	0.69	1.04
Diluted earnings per share	0.77	0.50	0.69	1.03

	Fiscal Quarter Ended
	February 28,	May 31,	August 31,	November 30,
	2006	2006	2006	2006(1)
Total revenue	$193,934	$172,083	$178,892	$253,460
Operating income	78,463	52,176	51,808	16,719
Income from continuing operations	44,131	30,727	34,299	7,823
Net income	44,053	30,687	34,272	7,792
Basic earnings per share	0.83	0.58	0.64	0.15
Diluted earnings per share	0.83	0.58	0.64	0.15

(1) The fourth quarter of fiscal 2006 includes the impairment of long-lived assets totaling approximately $87.1 million, or $1.04 per basic and diluted share after-tax.
NOTE 16 — SEGMENT REPORTING
The general nature of the Company’s business is a motorsports themed amusement enterprise, furnishing amusement to the public in the form of motorsports themed entertainment. The Company’s motorsports event operations consist principally of racing events at its major motorsports entertainment facilities. The Company’s remaining business units, which are comprised of the radio network production and syndication of numerous racing events and programs, the operation of a motorsports-themed amusement and entertainment complex, certain souvenir merchandising operations not associated with the promotion of motorsports events at the Company’s facilities, construction management services, leasing operations, financing and licensing operations and agricultural operations are included in the “All Other” segment. The Company evaluates financial performance of the business units on operating profit after allocation of corporate general and administrative (“G&A”) expenses. Corporate G&A expenses are allocated to business units based on each business unit’s net revenues to total net revenues.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at prices comparable to unaffiliated customers. Intersegment revenues were approximately $9.0 million, $12.2 million and $8.5 million for the years ended November 30, 2004, 2005, and 2006, respectively (in thousands).

	For The Year Ended November 30, 2004
	Motorsports	All
	Event	Other	Total
Revenues	$609,086	$47,774	$656,860
Depreciation and amortization	38,788	5,655	44,443
Operating income	217,067	11,351	228,418
Capital expenditures	113,098	22,120	135,218
Total assets	1,343,303	276,207	1,619,510
Equity investments	36,489	—	36,489

	For The Year Ended November 30, 2005
	Motorsports	All
	Event	Other	Total
Revenues	$702,870	$49,455	$752,325
Depreciation and amortization	43,971	6,922	50,893
Operating income	255,459	9,806	265,265
Capital expenditures	222,736	26,114	248,850
Total assets	1,538,614	258,455	1,797,069
Equity investments	51,160	—	51,160

	For The Year Ended November 30, 2006
	Motorsports	All
	Event	Other	Total
Revenues	$758,263	$48,577	$806,840
Depreciation and amortization	49,295	7,538	56,833
Operating income	188,133	11,033	199,166
Capital expenditures	96,635	13,739	110,374
Total assets	1,627,129	294,930	1,922,059
Equity investments	175,915	—	175,915
NOTE 17 — CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
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
Included in the tables below, are condensed consolidating balance sheets as of November 30, 2005 and 2006, and the condensed consolidating statements of operations and cash flows for the years ended November 30, 2004, 2005 and 2006, of: (a) the Parent; (b) the guarantor subsidiaries; (c) elimination entries necessary to consolidate Parent with guarantor subsidiaries; and (d) the Company on a consolidated basis (in thousands).

	Condensed Consolidating Balance Sheet At November 30, 2005
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Current assets	$21,883	$194,183	$(18,688)	$197,378
Property and equipment, net	181,234	997,448	—	1,178,682
Advances to and investments in subsidiaries	1,706,785	748,555	(2,455,340)	—
Other assets	113,618	307,391	—	421,009

Total Assets	$2,023,520	$2,247,577	$(2,474,028)	$1,797,069

Current liabilities	$36,034	$141,600	$4,857	$182,491
Long-term debt	1,049,757	244,719	(926,089)	368,387
Deferred income taxes	53,123	141,702	—	194,825
Other liabilities	18	11,393	—	11,411
Total shareholders’ equity	884,588	1,708,163	(1,552,796)	1,039,955

Total Liabilities and Shareholders’ Equity	$2,023,520	$2,247,577	$(2,474,028)	$1,797,069

	Condensed Consolidating Balance Sheet At November 30, 2006
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Current assets	$16,396	$208,430	$(21,224)	$203,602
Property and equipment, net	176,574	980,739	—	1,157,313
Advances to and investments in subsidiaries	1,659,901	734,303	(2,394,204)	—
Other assets	127,371	433,773	—	561,144

Total Assets	$1,980,242	$2,357,245	$(2,415,428)	$1,922,059

Current liabilities	$39,617	$150,125	$6,562	$196,304
Long-term debt	1,037,135	48,411	(718,222)	367,324
Deferred income taxes	58,586	133,056	—	191,642
Other liabilities	5	11,669	—	11,674
Total shareholders’ equity	844,899	2,013,984	(1,703,768)	1,155,115

Total Liabilities and Shareholders’ Equity	$1,980,242	$2,357,245	$(2,415,428)	$1,922,059

	Condensed Consolidating Statement Of Operations
	For The Year Ended November 30, 2004
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Total revenues	$2,175	$763,643	$(117,970)	$647,848
Total expenses	31,367	506,033	(117,970)	419,430
Operating (loss) income	(29,192)	257,610	—	228,418
Interest and other income (expense), net	14,794	9,594	(44,292)	(19,904)
(Loss) income from continuing operations	(446)	171,034	(44,292)	126,296
Net (loss) income	(446)	201,056	(44,292)	156,318

	Condensed Consolidating Statement Of Operations
	For The Year Ended November 30, 2005
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Total revenues	$2,211	$878,267	$(140,349)	$740,129
Total expenses	31,649	583,564	(140,349)	474,864
Operating (loss) income	(29,438)	294,703	—	265,265
Interest and other (expense) income, net	(134)	19,992	(24,175)	(4,317)
(Loss) income from continuing operations	(13,592)	196,839	(24,175)	159,072
Net (loss) income	(13,592)	197,128	(24,175)	159,361

	Condensed Consolidating Statement Of Operations
	For The Year Ended November 30, 2006
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Total revenues	$2,252	$941,957	$(145,840)	$798,369
Total expenses	40,085	704,958	(145,840)	599,203
Operating (loss) income	(37,833)	236,999	—	199,166
Interest and other (expense) income, net	(21,442)	42,327	(27,604)	(6,719)
(Loss) income from continuing operations	(38,119)	182,703	(27,604)	116,980
Net (loss) income	(38,119)	182,527	(27,604)	116,804

	Condensed Consolidating Statement Of Cash Flows
	For The Year Ended November 30, 2004
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$48,810	$208,638	$(31,462)	$225,986
Net cash used in investing activities	(117,506)	(262,272)	31,462	(348,316)
Net cash provided by (used in) financing activities	66,225	(6,890)	—	59,335

	Condensed Consolidating Statement Of Cash Flows
	For The Year Ended November 30, 2005
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(113,798)	$274,372	$(13,802)	$146,772
Net cash provided by (used in) investing activities	123,919	(303,932)	13,802	(166,211)
Net cash used in financing activities	(3,276)	(7,505)	—	(10,781)

	Condensed Consolidating Statement Of Cash Flows
	For The Year Ended November 30, 2006
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(39,131)	$303,891	$(23,363)	$241,397
Net cash provided by (used in) investing activities	37,075	(367,553)	23,363	(307,115)
Net cash used in financing activities	(4,724)	(635)	—	(5,359)
NOTE 18 — SUBSEQUENT EVENT — PURCHASE OF RACEWAY ASSOCIATES
In November 2006, the Company announced that, through a wholly-owned subsidiary, it had entered into a purchase agreement with IMS to indirectly acquire an additional 37.5 percent interest in Raceway Associates. As a result of the transaction, the Company will own 100.0 percent of Motorsports Alliance, which owns 75.0 percent of Raceway Associates. Concurrent with the IMS transaction, the Company also exercised its right to purchase the minority partners’ remaining 25.0 percent interest in Raceway Associates pursuant to the 1999 Raceway Associates formation agreement.
All the above transactions closed on February 2, 2007, for a total purchase price of approximately $102.4 million which was paid for utilizing existing cash on hand and approximately $62.0 million in borrowings on the Company’s 2006 Credit Facility. In connection with these transactions, the Company acquired Raceway Associates net assets, including approximately $39.7 million in third party debt. These transactions will be accounted for as a business combination.

The Company believes that Chicagoland Speedway and Route 66 are uniquely attractive assets well-positioned in the nation’s third largest media market. The region boasts a strong motorsports fan base, demonstrated by six consecutive years of season ticket sell-outs at Chicagoland Speedway since opening in 2001. The Company believes its active representation on Raceway Associates’ management committee since 2001 and extensive knowledge of the motorsports business will help ensure a seamless integration into ISC.
The purchase price for the Raceway Associates acquisition will be allocated to the assets acquired and liabilities assumed based on their fair market values at the acquisition date. Included in this acquisition are certain indefinite-lived intangible assets attributable to the NASCAR sanction agreements in place at the time of acquisition and goodwill. The Company will engage an independent appraisal firm to assist in the determination of the fair market value of such assets and liabilities.

Schedule II — Valuation and Qualifying Accounts (In Thousands)

		Additions
	Balance	charged to
	beginning of	costs and	Deductions	Balance at end
Description	period	expenses	(A)	of period

For the year ended November 30, 2006
Allowance for doubtful accounts	$1,500	$340	$840	$1,000

For the year ended November 30, 2005
Allowance for doubtful accounts	1,500	227	227	1,500

For the year ended November 30, 2004
Allowance for doubtful accounts	1,500	427	427	1,500

(A)	Uncollectible accounts written off, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Based on that evaluation, our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at November 30, 2006, and during the period prior to and including the date of this report. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to November 30, 2006.
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
February 6, 2007
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
We, under the supervision of and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, assessed the Company’s internal control over financial reporting as of November 30, 2006, based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of November 30, 2006, based on the specified criteria.
Management’s assessment of the effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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
Consolidated Balance Sheets - November 30, 2005 and 2006
Consolidated Statements of Operations - Years ended November 30, 2004, 2005, and 2006
Consolidated Statements of Changes in Shareholders’ Equity - Years ended November 30, 2004, 2005, and 2006
Consolidated Statements of Cash Flows - Years ended November 30, 2004, 2005, and 2006
Notes to Consolidated Financial Statements
2. Consolidated Financial Statement Schedules listed below:
II — Valuation and qualifying accounts
All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

3. Exhibits:

Exhibit
Number	Description of Exhibit
3.1	- Articles of Amendment of the Restated and Amended Articles of Incorporation of the Company, as filed with the Florida Department of State on July 26, 1999. (3.1)**

3.2	- Conformed Copy of Amended and Restated Articles of Incorporation of the Company, as amended as of July 26, 1999. (3.2)**

3.3	- Conformed Copy of Amended and Restated By-Laws of the Company. (3)(ii)***

4.1	- Indenture, dated April 23, 2004, between the Company, certain subsidiaries, and Wachovia Bank, National Association, as Trustee. (4.1)****

4.2	- Indenture, dated April 23, 2004, between the Company, certain subsidiaries, and Wachovia Bank, National Association, as Trustee. (4.2)****

4.3	- Registration Rights Agreement, dated as of April 23, 2004, among the Company, certain subsidiaries, Wachovia Capital Markets, LLC, Banc One Capital Markets, Inc. and SunTrust Capital Markets, Inc. (4.3)****

4.4	- Form of Registered Note due 2009 (included in Exhibit 4.1). (4.1)****

4.5	- Form of Registered Note due 2014 (included in Exhibit 4.2). (4.2)****

4.6	- $300,000,000 Credit Agreement, dated as of June 16, 2006, among the Company, certain subsidiaries and the lenders party thereto. (1)*****

10.1	- Daytona Property Lease. (3)******

10.2	- First Amendment to Daytona Property Lease. — filed herewith.

10.3	- Second Amendment to Daytona Property Lease. — filed herewith.

10.4	- 1996 Long-Term Incentive Plan. (5)******

10.5	- Split-Dollar Agreement (WCF).* (6)******

10.6	- Split-Dollar Agreement (JCF).* (7)******

21	- Subsidiaries of the Registrant — filed herewith.

23.1	- Consent of Ernst &Young LLP – filed herewith.

31.1	- Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer – filed herewith

31.2	- Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer – filed herewith.

31.3	- Rule 13a-14(a) / 15d-14(a) Certification of Chief Accounting Officer – filed herewith.

32	- Section 1350 Certification – filed herewith.

*	Compensatory Plan required to be filed as an exhibit pursuant to Item 14(c).

**	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s Report on Form 8-K dated July 26, 1999.

***	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s report on Form 10-Q for the quarter ended February 28, 2003.

****	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s Registration Statement filed on Form S-4 File No. 333-118168.

*****	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s report on Form 10-Q for the quarter ended May 31, 2006.

******	Incorporated by reference to the exhibit shown in parentheses and filed with the Company=s Report on Form 10-K for the year ended November 30, 1998.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James C. France James C. France	Chief Executive Officer and Vice Chairman of the Board (Principal Executive Officer)	February 6, 2007

/s/ Susan G. Schandel Susan G. Schandel	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 6, 2007

/s/ Daniel W. Houser Daniel W. Houser	Vice President, Controller, Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)	February 6, 2007

/s/ William C. France William C. France	Director	February 6, 2007

/s/ Lesa France Kennedy Lesa France Kennedy	Director	February 6, 2007

/s/ Brian Z. France Brian Z. France	Director	February 6, 2007

/s/ J. Hyatt Brown J. Hyatt Brown	Director	February 6, 2007

/s/ Raymond K. Mason, Jr. Raymond K. Mason, Jr.	Director	February 6, 2007

/s/ Larry Aiello, Jr. Larry Aiello, Jr.	Director	February 6, 2007