Form 10-Q
period 2007-02-28
INTERNATIONAL SPEEDWAY CORP
filed 2007-04-09
CIK 51548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2007
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class A Common Stock	31,206,747 shares	as of February 28, 2007.

Class B Common Stock	21,963,363 shares	as of February 28, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30, 2006	February 28, 2007
	(Unaudited)
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$59,681	$98,626
Short-term investments	78,000	200
Receivables, less allowance of $1,000 in 2006 and $1,000 in 2007	52,699	122,346
Inventories	3,976	6,583
Deferred income taxes	995	1,125
Prepaid expenses and other current assets	8,251	16,373

Total Current Assets	203,602	245,253

Property and Equipment, net of accumulated depreciation of $371,219 and $388,222, respectively	1,157,313	1,302,453
Other Assets:
Equity investments	175,915	129,623
Intangible assets, net	149,314	195,070
Goodwill	99,507	99,507
Deposits with Internal Revenue Service	110,813	117,936
Other	25,595	27,849

	561,144	569,985

Total Assets	$1,922,059	$2,117,691

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$770	$2,584
Accounts payable	29,577	23,012
Deferred income	124,254	197,413
Income taxes payable	22,477	31,651
Other current liabilities	19,226	23,445

Total Current Liabilities	196,304	278,105

Long-Term Debt	367,324	441,641
Deferred Income Taxes	191,642	196,308
Long-Term Deferred Income	10,808	16,075
Other Long-Term Liabilities	866	4,663
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 31,078,307 and 31,011,622 issued and outstanding in 2006 and 2007, respectively	311	310
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 22,100,263 and 21,963,363 issued and outstanding in 2006 and 2007, respectively	221	220
Additional paid-in capital	698,396	688,363
Retained earnings	456,187	492,006

Total Shareholders’ Equity	1,155,115	1,180,899

Total Liabilities and Shareholders’ Equity	$1,922,059	$2,117,691

     See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Three Months Ended
	February 28, 2006	February 28, 2007
	(Unaudited)
	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$55,520	$55,310
Motorsports related	114,323	108,433
Food, beverage and merchandise	21,863	19,164
Other	2,228	2,272

	193,934	185,179
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	34,536	32,462
Motorsports related	30,814	30,943
Food, beverage and merchandise	13,165	10,849
General and administrative	23,493	27,248
Depreciation and amortization	13,463	17,907

	115,471	119,409

Operating income	78,463	65,770
Interest income	934	1,358
Interest expense	(4,068)	(4,040)
Equity in net loss from equity investments	(2,497)	(4,317)

Income from continuing operations before income taxes	72,832	58,771
Income taxes	28,701	22,932

Income from continuing operations	44,131	35,839
Loss from discontinued operations, net of income tax benefits of $83 and $48	(78)	(20)

Net income	$44,053	$35,819

Basic earnings per share:
Income from continuing operations	$0.83	$0.67
Loss from discontinued operations	—	—

Net income	$0.83	$0.67

Diluted earnings per share:
Income from continuing operations	$0.83	$0.67
Loss from discontinued operations	—	—

Net income	$0.83	$0.67

Dividends per share	$—	$—

Basic weighted average shares outstanding	53,144,014	53,093,944

Diluted weighted average shares outstanding	53,249,635	53,216,404

     See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statement of Shareholders’ Equity

	Class A Common	Class B Common			Total
	Stock $.01	Stock $.01	Additional	Retained	Shareholders’
	Par Value	Par Value	Paid-in Capital	Earnings	Equity
			(Unaudited)
			(In Thousands)

Balance at November 30, 2006	$311	$221	$698,396	$456,187	$1,155,115
Activity 12/1/06 - 2/28/07:
Comprehensive income:
Net income	—	—	—	35,819	35,819
Exercise of stock options	—	—	256	—	256
Reacquisition of previously issued common stock	(2)	—	(10,998)	—	(11,000)
Conversion of Class B Common Stock to Class A Common Stock	1	(1)	—	—	—
Income tax benefit related to stock-based compensation	—	—	14	—	14
Stock-based compensation	—	—	695	—	695

Balance at February 28, 2007	$310	$220	$688,363	$492,006	$1,180,899

     See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Three Months Ended
	February 28, 2006	February 28, 2007
	(Unaudited)
	(In Thousands)
OPERATING ACTIVITIES
Net income	$44,053	$35,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,463	17,907
Stock-based compensation	620	695
Amortization of financing costs	141	128
Deferred income taxes	5,674	4,536
Loss from equity investments	2,497	4,317
Other, net	—	42
Changes in operating assets and liabilities:
Receivables, net	(82,749)	(67,775)
Inventories, prepaid expenses and other assets	(7,476)	(10,217)
Deposits with Internal Revenue Service	—	(7,123)
Accounts payable and other liabilities	12,154	8,260
Deferred income	54,282	63,614
Income taxes	14,466	9,188

Net cash provided by operating activities	57,125	59,391

INVESTING ACTIVITIES
Capital expenditures	(22,811)	(37,107)
Proceeds from asset disposals	49	—
Purchase of equity investments	(124,476)	—
Acquisition of business, net of cash acquired	—	(87,002)
Proceeds from affiliate	—	67
Proceeds from short-term investments	28,000	83,250
Purchases of short-term investments	(20,000)	(5,450)
Other, net	523	(8)

Net cash used in investing activities	(138,715)	(46,250)

FINANCING ACTIVITIES
Proceeds under credit facility	80,000	65,000
Payments under credit facility	(30,000)	—
Payment of long-term debt	—	(28,452)
Exercise of Class A common stock options	43	256
Reacquisition of previously issued common stock	—	(11,000)

Net cash provided by financing activities	50,043	25,804

Net (decrease) increase in cash and cash equivalents	(31,547)	38,945
Cash and cash equivalents at beginning of period	130,758	59,681

Cash and cash equivalents at end of period	$99,211	$98,626
	D
     See accompanying notes.

International Speedway Corporation
Notes to Consolidated Financial Statements
February 28, 2007
(Unaudited)
1. Basis of Presentation
The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States but do not include all of the information and disclosures required for complete financial statements. The balance sheet at November 30, 2006, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest annual report on Form 10-K for International Speedway Corporation and its wholly owned subsidiaries (the “Company”). In management’s opinion, the statements include all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature.
Unless indicated otherwise, all disclosures in the notes to the consolidated financial statements relate to continuing operations.
Because of the seasonal concentration of racing events, the results of operations for the three month periods ended February 28, 2006 and 2007 are not indicative of the results to be expected for the year.
2. New Accounting Pronouncements
In June 2006 the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential impact that the adoption of this interpretation will have on its financial position and results of operations.
In June 2006 the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” EITF No. 06-03 addresses the accounting for externally imposed taxes on revenue-producing transactions that take place between a seller and its customer, including, but not limited to sales, use, value added, and certain excise taxes. EITF No. 06-03 also provides guidance on the disclosure of an entity’s accounting policies for presenting such taxes on a gross or net basis and the amount of such taxes reported on a gross basis. EITF No. 06-03 is effective for interim and fiscal years beginning after December 15, 2006. The adoption of this EITF will not have a significant impact on the Company’s financial statements.
In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” which establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the potential impact that the adoption of this statement will have on its financial position and results of operations.
In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” which, among other things, permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 was issued to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact that the adoption of this statement will have on its financial position and results of operations.
3. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended February 28 (in thousands, except share amounts):

	Three Months Ended
	February 28,	February 28,
	2006	2007

Basic and diluted:
Income from continuing operations	$44,131	$35,839
Loss from discontinued operations	(78)	(20)

Net income	$44,053	$35,819

Basic earnings per share denominator:
Weighted average shares outstanding	53,144,014	53,093,944

Basic earnings per share:
Income from continuing operations	$0.83	$0.67
Loss from discontinued operations	—	—

Net income	$0.83	$0.67

Diluted earnings per share denominator:
Weighted average shares outstanding	53,144,014	53,093,944
Common stock options	13,776	18,763
Contingently issuable shares	91,845	103,697

Diluted weighted average shares outstanding	53,249,635	53,216,404

Diluted earnings per share:
Income from continuing operations	$0.83	$0.67
Loss from discontinued operations	—	—

Net income	$0.83	$0.67

Anti-dilutive shares excluded in the computation of diluted earnings per share	39,122	46,764

4. Acquisition of Businesses
Raceway Associates, LLC
On February 2, 2007, the Company acquired the 62.5 percent ownership interest in Raceway Associates, LLC (“Raceway Associates”) it did not previously own, bringing its ownership to 100.0 percent. Raceway Associates operates Chicagoland Speedway (“Chicagoland”) and Route 66 Raceway (“Route 66”). The total purchase price of approximately $102.4 million including acquisition costs was paid with cash on hand and approximately $65.0 million in borrowings on the Company’s revolving credit facility.
In connection with these transactions, the Company acquired Raceway Associates’ net assets, including approximately $39.7 million in third party debt. These transactions have been accounted for as a business combination and are included in our consolidated operations subsequent to the date of acquisition.

The purchase price for the Raceway Associates acquisition will be allocated to the assets acquired and liabilities assumed based on their fair market values at the acquisition date as determined by an independent appraisal. Included in this acquisition are certain indefinite-lived intangible assets attributable to the sanction agreements in place at the time of acquisition. The intangible assets are included in the Motorsports Event segment and are expected to be deductible for income tax purposes. The Company has engaged an independent appraisal firm to assist in the determination of the fair market value of such assets and liabilities and expects such valuation to be completed prior to the end of our fiscal quarter ending May 31, 2007. As the acquisition is not considered significant, pro forma and preliminary purchase price allocation financial information are not presented.
5. Discontinued Operations
After the completion of Nazareth Speedway’s (“Nazareth”) fiscal 2004 events, the Company suspended indefinitely major motorsports event operations at the facility. The National Association for Stock Car Auto Racing (“NASCAR”) Busch Series and Indy Racing League (“IRL”) IndyCar Series events, then conducted at Nazareth, were realigned to other motorsports entertainment facilities within the company’s portfolio.
In January 2006, the Company entered into an agreement with NZSW, LLC for the sale of 158 acres, on which Nazareth Speedway is located, for approximately $18.8 million. Under the terms of the contract the sale transaction is expected to close during fiscal 2007. Upon closing the transaction, the Company expects to record an after-tax gain from discontinued operations of approximately $6.0 million to $7.0 million, or $0.11 to $0.13 per diluted share.
The operations of Nazareth were included in the Motorsports Event segment. In accordance with SFAS No. 144 the results of operations of Nazareth are presented as discontinued operations in all periods presented. There were no revenues recognized by Nazareth for the three months ended February 28, 2006 and 2007. Nazareth’s pre-tax loss during the three months ended February 28, 2006 and 2007 was approximately $161,000 and $89,000, respectively. Nazareth’s assets held for sale included in property and equipment, net of accumulated depreciation, totaled approximately $6.8 million at November 30, 2006 and February 28, 2007. Unless indicated otherwise, all disclosures in the notes to the consolidated financial statements relate to continuing operations.
6. Goodwill and Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of the major classes of intangible assets relating to the Motorsports Event segment are as follows (in thousands):

		November 30, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Customer database	$500	$200	$300
Food, beverage and merchandise contracts	276	185	91

Total amortized intangible assets	776	385	391
Non-amortized intangible assets:
NASCAR — sanction agreements	148,000	—	148,000
Other	923	—	923

Total non-amortized intangible assets	148,923	—	148,923

Total intangible assets	$149,699	$385	$149,314

		February 28, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Customer database	$500	$225	$275
Food, beverage and merchandise contracts	251	160	91

Total amortized intangible assets	751	385	366
Non-amortized intangible assets:
NASCAR — sanction agreements	193,781	—	193,781
Other	923	—	923

Total non-amortized intangible assets	194,704	—	194,704

Total intangible assets	$195,455	$385	$195,070

The following table presents current and expected amortization expense of the existing intangible assets as of February 28, 2007 for each of the following periods (in thousands):

Amortization expense for the three months ended February 28, 2007	$25

Estimated amortization expense for the year ending November 30:
2007	143
2008	143
2009	101
2010	1
2011	1
There were no changes in the carrying value of goodwill during the three months ended February 28, 2007.
7. Long-Term Debt
Long-term debt consists of the following (in thousands):

	November 30,	February 28,
	2006	2007

4.2% Senior Notes	$150,915	$150,820
5.4% Senior Notes	149,917	149,920
4.9% Bank Loan	—	3,288
6.3% Bank Loan	—	271
5.8% Revenue Bond	—	2,445
6.8% Revenue Bond	—	5,200
Credit Facility	—	65,000
TIF bond debt service funding commitment	67,262	67,281

	368,094	444,225
Less: current portion	770	2,584

	$367,324	$441,641

On April 23, 2004, the Company completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, the Company completed an offer to exchange these unsecured senior notes for registered senior notes with substantially identical terms (“2004 Senior Notes”). At February 28, 2007, outstanding 2004 Senior Notes totaled approximately $300.7 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 4.2 percent and are due April 2009 (“4.2 percent Senior Notes”), and $150.0 million principal amount unsecured senior notes, which bear interest at 5.4 percent and are due April 2014. The 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at the option of the Company, at any time or from time to time at redemption prices as defined in the indenture. The Company’s subsidiaries are guarantors of the 2004 Senior Notes. The 2004 Senior Notes also contain various restrictive covenants. Total gross proceeds from the sale of the 2004 Senior Notes were $300.0 million, net of discounts of approximately $431,000 and approximately $2.6 million of deferred financing fees. The deferred financing fees are being treated as additional interest expense and amortized over the life of the 2004 Senior Notes on a straight-line method, which approximates the effective yield method. In March 2004, the Company entered into interest rate swap agreements to effectively lock in the interest rate on approximately $150.0 million of the 4.2 percent Senior Notes. The Company terminated these interest rate swap agreements on April 23, 2004 and received approximately $2.2 million, which is being amortized over the life of the 4.2 percent Senior Notes.
In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”), issued approximately $71.3 million in taxable special obligation revenue (“TIF”) bonds in connection with the financing of construction of Kansas Speedway. At February 28, 2007, outstanding TIF bonds totaled approximately $67.3 million, net of the unamortized discount, which is comprised of a $18.7 million principal amount, 6.2 percent term bond due December 1, 2017 and $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly-owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation. The bond financing documents contain various restrictive covenants.
In connection with the Company’s February 2, 2007, acquisition of the 62.5 percent ownership interest in Raceway Associates it did not previously own, it assumed approximately $39.7 million in third party debt, consisting of three bank term loans and two revenue bonds payable.
The first bank term loan (“Chicagoland Term Loan”) was a construction loan for the development of Chicagoland with principal outstanding at the date of acquisition of approximately $28.4 million. The Chicagoland Term Loan had an original ten year term and was due November 15, 2012, with equal payments of principal, in the amount of $1.2 million, and interest due quarterly. The Company paid the remaining principal and accrued interest on the Chicagoland Term Loan subsequent to the acquisition in February 2007. The second bank term loan (“4.9 percent Bank Loan”) consists of a construction and mortgage note with principal outstanding at the date of acquisition of approximately $3.3 million, original 20 year term due June 2018, with a current interest rate of 4.9 percent and a monthly payment of $48,000 principal and interest. Interest adjustment dates will occur on June 1, 2008, and 2013. On those dates the interest rate and the monthly payments will be adjusted. At February 28, 2007, outstanding principal on the 4.9 percent Bank Loan was approximately $3.3 million. The third bank term loan (“6.3 percent Bank Loan”) consists of a mortgage note with principal outstanding at the date of acquisition of approximately $271,000, original five year term due February 2008, with a fixed interest rate of 6.3 percent and a monthly payment of $25,000 principal and interest. At February 28, 2007, outstanding principal on the 6.3 percent Bank Loan was approximately $271,000. The first revenue bonds payable (“5.8 percent Revenue Bonds”) consist of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements with principal outstanding at the date of acquisition of approximately $2.5 million. The 5.8 percent Revenue Bonds have an initial interest rate of 5.8 percent and a monthly payment of $29,000 principal and interest. The interest rate will be recalculated on June 1, 2008 and will continue until maturity in June 2018. At February 28, 2007, outstanding principal on the 5.8 percent Revenue Bonds was approximately $2.4 million. The second revenue bonds payable (“6.8 percent Revenue Bonds”) are special service area revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements with principal outstanding at the date of acquisition of approximately $5.2 million. The 6.8 percent Revenue Bonds are billed and paid as a special assessment on real estate taxes. Interest payments are due on a semi-annual basis at 6.8 percent with principal payments due annually. Final maturity of the 6.8 percent Revenue Bonds is January 1, 2012. At February 28, 2007, outstanding principal on the 6.8 percent Revenue Bonds was approximately $5.2 million.

On June 16, 2006, the Company entered into a $300.0 million revolving credit facility (“2006 Credit Facility”). The 2006 Credit Facility allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions. The 2006 Credit Facility is scheduled to mature in June 2011, and accrues interest at LIBOR plus 30.0-80.0 basis points, based on the Company’s highest debt rating as determined by specified rating agencies. The 2006 Credit Facility contains various restrictive covenants. At February 28, 2007, the Company had $65.0 million in borrowings outstanding under the 2006 Credit Facility. As of April 2, 2007, the Company has repaid the $65.0 million in borrowings under the 2006 Credit Facility.
Total interest expense from continuing operations incurred by the Company was approximately $4.1 million and $4.0 million for the three months ended February 28, 2006 and 2007, respectively. Total interest capitalized for the three months ended February 28, 2006 and 2007, was approximately $1.9 million and $1.2 million, respectively.
Financing costs of approximately $6.5 million and $6.3 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2006 and February 28, 2007, respectively. These costs are being amortized on a straight line method, which approximates the effective yield method, over the life of the related financing.
8. Capital Stock
Stock Purchase Plan
In December 2006 the Company announced that its Board of Directors had authorized a share repurchase program (“Stock Purchase Plan”) under which it may purchase up to $50.0 million of its outstanding Class A common shares through November 30, 2007. The timing and amount of any shares repurchased under the Stock Purchase Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plan may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates. During the first fiscal quarter of 2007 the Company purchased 209,736 shares of its Class A common shares, at an average of approximately $52.41 per share, for a total of approximately $11.0 million under the Stock Purchase Plan.
9. Related Party Disclosures and Transactions
All of the racing events that take place during the Company’s fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association, the American Motorcyclist Association, the Automobile Racing Club of America, the American Sportbike Racing Association — Championship Cup Series, Grand American Road Racing Association, Historic Sportscar Racing, the International Race of Champions, IRL, NASCAR, the National Hot Rod Association, the Porsche Club of America, the Sports Car Club of America, the Sportscar Vintage Racing Association, the United States Auto Club and the World Karting Association. NASCAR, which sanctions some of the Company’s principal racing events, is controlled by members of the France Family Group which, in turn, controls in excess of 60.0 percent of the combined voting power of the outstanding stock of the Company. Additionally, some members of the France Family Group serve as directors and officers of the Company. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR from continuing operations for disbursement to competitors, which are exclusive of NASCAR sanction fees, totaled approximately $31.2 million and $28.9 million for the three months ended February 28, 2006 and 2007, respectively. There were no prize and point fund monies paid by the Company to NASCAR related to the discontinued operations for the three months ended February 28, 2006 and 2007, respectively.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire NASCAR NEXTEL Cup, Busch and Craftsman Truck series schedules. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR NEXTEL Cup, Busch and Craftsman Truck series event. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR NEXTEL Cup, Busch and Craftsman Truck series event as a component of its sanction fees and remits the remaining 90.0 percent to the event promoter. The event promoter pays 25.0 percent of the gross broadcast rights fees allocated to the event as part of the previously discussed prize money paid to NASCAR for disbursement to competitors. The Company’s television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR NEXTEL Cup, Busch and Truck series events conducted at its wholly-owned facilities were approximately $70.4 million and $61.1 million for the three months ended February 28, 2006 and 2007, respectively. There were no television broadcast and ancillary rights fees received from NASCAR related to discontinued operations during the three months ended February 28, 2006 and 2007, respectively.
10. Commitments and Contingencies
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At February 28, 2007, the Unified Government had approximately $3.8 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
The Company has guaranteed minimum royalty payments under certain agreements through December 2015, with a remaining maximum exposure at February 28, 2007, of approximately $12.5 million.
In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling approximately $2.5 million at February 28, 2007. At February 28, 2007, there were no amounts drawn on the standby letters of credit.
The Internal Revenue Service (the “Service”) is currently performing a periodic examination of the Company’s federal income tax returns for the years ended November 30, 1999 through 2005 and has challenged the tax depreciation treatment of a significant portion of its motorsports entertainment facility assets. Through February 28, 2007, the Company has received reports from the Service requesting downward adjustments to its tax depreciation expense for the fiscal years ended November 30, 1999 through 2005, which could potentially result in the reclassification of approximately $101.1 million of income taxes from deferred to current. Including related interest, the combined after-tax cash flow impact of these requested adjustments is approximately $117.9 million. In order to prevent incurring additional interest, the Company has approximately $117.9 million on deposit with the Service as of February 28, 2007, which is classified as long-term assets in the Company’s consolidated financial statements. The Company’s deposits are not a payment of tax, and it will receive accrued interest on any of these funds ultimately returned to it. Including related interest, the Company estimates the combined after-tax cash flow impact of future additional federal tax adjustments expected for fiscal 2006, and related state tax revisions and interest for all periods, to range between $30.0 million and $40.0 million at February 28, 2007. Once commenced by the Service, the administrative appeals process is expected to take six to fifteen months to complete. If the Company’s appeal is not resolved satisfactorily, the Company will evaluate all of its options, including litigation. The Company believes that its application of the federal income tax regulations in question, which have been applied consistently since being adopted in 1986 and have been subjected to previous IRS audits, is appropriate, and it intends to vigorously defend the merits of its position. In accordance with SFAS No. 109 “Accounting for Income Taxes,” the Company has accrued a deferred tax liability based on the differences between its financial reporting and tax bases of such assets in its consolidated balance sheet as of February 28, 2007. While an adverse resolution of these matters could result in a material negative impact on cash flow, including payment of taxes from amounts currently on deposit with the Service, the Company believes that it has provided adequate reserves related to these matters including interest charges through February 28, 2007 totaling approximately $12.9 million, and, as a result, does not expect that such an outcome would have a material adverse effect on results of operations.
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
In July 2005, Kentucky Speedway, LLC filed a civil action in the Eastern District of Kentucky against NASCAR and the Company alleging that “NASCAR and ISC have acted, and continue to act, individually and in combination and collusion with each other and other companies that control motorsports entertainment facilities hosting NASCAR NEXTEL Cup Series, to illegally restrict the award of ... NASCAR NEXTEL Cup Series [races].” The complaint was recently amended to seek, in addition to damages, an injunction requiring NASCAR to “develop objective factors for the award of NEXTEL Cup races”, “divestiture of ISC and NASCAR so that the France Family and anyone else does not share ownership of both companies or serve as officers or directors of both companies”, “ISC’s divestiture of at least 8 of its 12 racetracks that currently operate a NEXTEL Cup race” and prohibiting further violations of the antitrust laws. Curiously, the complaint does not ask the court to cause NASCAR to award a NEXTEL Cup race to the Kentucky Speedway. Other than some vaguely conclusory allegations, the complaint fails to specify any specific unlawful conduct by International Speedway Corporation (“ISC”). The Company believes the allegations to be without legal or factual merit and intends to defend itself vigorously. The Company continues to pursue defenses to the suit while maintaining potential counterclaim remedies available to it to recover the damages caused by the filing of the suit. Based upon the current timeline established by the court a trial on the merits of the case is scheduled for no earlier than Fall 2007. While it is premature to quantify either the likelihood or the potential magnitude of an adverse decision, the fees and expenses associated with the defense of this suit are not covered by insurance and could adversely impact the Company’s financial condition or results of operations and cash flows, even if the Company ultimately prevails. Further, the time devoted to this matter by management and the possible impact of litigation on business negotiations occurring prior to resolution of this matter could also adversely impact our financial condition or results of operations and cash flows. Finally, even if the direct effect of the resolution of this case does not result in a material adverse impact on us, it is possible that the resolution of this case could result in industry wide changes in the way race schedules are determined by sanctioning bodies, which could indirectly have a material adverse impact on the Company.
11. Segment Reporting
The following tables provide segment reporting of the Company for the three-month periods ended February 28, 2006 and 2007 (in thousands):

	Three Months Ended February 28, 2006
	Motorsports	All
	Event	Other	Total

Revenues	$185,309	$11,461	$196,770
Depreciation and amortization	11,676	1,787	13,463
Operating income	75,569	2,894	78,463
Capital expenditures	18,616	4,195	22,811
Total assets	1,722,551	254,384	1,976,935
Equity investments	173,139	—	173,139

	Three Months Ended February 28, 2007
	Motorsports	All
	Event	Other	Total

Revenues	$176,257	$10,297	$186,554
Depreciation and amortization	13,968	3,939	17,907
Operating income	67,251	(1,481)	65,770
Capital expenditures	23,762	13,345	37,107
Total assets	1,830,336	287,355	2,117,691
Equity investments	129,623	—	129,623
Intersegment revenues were approximately $2.8 million and $1.4 million for the three months ended February 28, 2006 and 2007, respectively.
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
In the absence of both default and notice, there are no restrictions imposed by the Company’s 2006 Credit Facility, 2004 Senior Notes, or guarantees on the Company’s ability to obtain funds from its subsidiaries by dividend or loan. The Company has not presented separate financial statements for each of the guarantors, because it has deemed that such financial statements would not provide the investors with any material additional information.
Included in the tables below, are condensed consolidating balance sheets as of November 30, 2006 and February 28, 2007, condensed consolidating statements of operations for the three-month periods ended February 28, 2006 and 2007, and condensed consolidating statements of cash flows for the three-month periods ended February 28, 2006 and 2007, of: (a) the Parent; (b) the guarantor subsidiaries; (c) elimination entries necessary to consolidate Parent with guarantor subsidiaries; and (d) the Company on a consolidated basis (in thousands).

	Condensed Consolidating Balance Sheet At November 30, 2006
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Current assets	$16,396	$208,430	$(21,224)	$203,602
Property and equipment, net	176,574	980,739	—	1,157,313
Advances to and investments in subsidiaries	1,659,901	734,303	(2,394,204)	—
Other assets	127,371	433,773	—	561,144

Total Assets	$1,980,242	$2,357,245	$(2,415,428)	$1,922,059

Current liabilities	$39,617	$150,125	$6,562	$196,304
Long-term debt	1,037,135	48,411	(718,222)	367,324
Deferred income taxes	58,586	133,056	—	191,642
Other liabilities	5	11,669	—	11,674
Total shareholders’ equity	844,899	2,013,984	(1,703,768)	1,155,115

Total Liabilities and Shareholders’ Equity	$1,980,242	$2,357,245	$(2,415,428)	$1,922,059

	Condensed Consolidating Balance Sheet At February 28, 2007
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Current assets	$66,073	$216,401	$(37,221)	$245,253
Property and equipment, net	176,112	1,126,341	—	1,302,453
Advances to and investments in subsidiaries	3,060,134	926,476	(3,986,610)	—
Other assets	134,780	435,205	—	569,985

Total Assets	$3,437,099	$2,704,423	$(4,023,831)	$2,117,691

Current liabilities	$81,158	$224,818	$(27,871)	$278,105
Long-term debt	1,292,215	141,216	(991,790)	441,641
Deferred income taxes	63,252	133,056	—	196,308
Other liabilities	—	20,738	—	20,738
Total shareholders’ equity	2,000,474	2,184,595	(3,004,170)	1,180,899

Total Liabilities and Shareholders’ Equity	$3,437,099	$2,704,423	$(4,023,831)	$2,117,691

	Condensed Consolidating Statement of Operations
	For The Three Months Ended February 28, 2006
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Total revenues	$628	$250,044	$(56,738)	$193,934
Total expenses	8,051	164,158	(56,738)	115,471
Operating (loss) income	(7,423)	85,886	—	78,463
Interest and other income (expense), net	5,848	1,646	(13,125)	(5,631)
(Loss) income from continuing operations	(16,725)	73,981	(13,125)	44,131
Net (loss) income	(16,725)	73,903	(13,125)	44,053

	Condensed Consolidating Statement of Operations
	For The Three Months Ended February 28, 2007
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Total revenues	$367	$237,512	$(52,700)	$185,179
Total expenses	9,881	162,228	(52,700)	119,409
Operating (loss) income	(9,514)	75,284	—	65,770
Interest and other income (expense), net	649	5,829	(13,477)	(6,999)
(Loss) income from continuing operations	(20,721)	70,037	(13,477)	35,839
Net (loss) income	(20,721)	70,017	(13,477)	35,819

	Condensed Consolidating Statement of Cash Flows
	For The Three Months Ended February 28, 2006
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$7,089	$62,664	$(12,628)	$57,125
Net cash used in investing activities	(61,749)	(89,594)	12,628	(138,715)
Net cash provided by financing activities	50,043	—	—	50,043

	Condensed Consolidating Statement of Cash Flows
	For The Three Months Ended February 28, 2007
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$407	$90,897	$(31,913)	$59,391
Net cash used in investing activities	(24,566)	(53,597)	31,913	(46,250)
Net cash provided by (used in) financing activities	54,256	(28,452)	—	25,804

13. Subsequent Event
On April 2, 2007, the Company announced that despite agreeing to substantial changes to the required legislation to help fund the development of a motorsports entertainment facility in Kitsap County, Washington, it had recently become apparent that additional modifications would be proposed to the bill. Due to the increased risk that the collective modifications would have a significant negative impact on the project’s financial model, the Company felt it was in its best long-term interest to discontinue its efforts at the site. As a result, the Company will record a non-cash pre-tax charge in the fiscal 2007 second quarter of approximately $5.5 million to $6.5 million, or $0.07 to $0.08 per diluted share after-tax, to reflect the write-off of certain capitalized costs including legal, consulting, capitalized interest and other project-specific costs. The Company still believes the Pacific Northwest represents an attractive long-term opportunity, and remains interested in a motorsports entertainment facility development project in the region.

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
We apply the equity method of accounting for our investments in joint ventures and other investees whenever we can exert significant influence on the investee but do not have effective control over the investee. Our consolidated net income includes our share of the net earnings or losses from these investees. Our judgment regarding the level of influence over each equity method investee includes considering factors such as our ownership interest, board representation and policy making decisions. We periodically evaluate these equity investments for potential impairment where a decline in value is determined to be other than temporary.
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
NASCAR contracts directly with certain network providers for television rights to the entire NASCAR NEXTEL Cup, Busch and Craftsman Truck series schedules. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR NEXTEL Cup, Busch and Craftsman Truck series event. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR NEXTEL Cup, Busch and Craftsman Truck series event as a component of its sanction fees and remits the remaining 90.0 percent to the event promoter. The event promoter pays 25.0 percent of the gross broadcast rights fees allocated to the event as part of awards to the competitors.
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
Business Combinations. All business combinations are accounted for under the purchase method. Whether net assets or common stock is acquired, fair values are determined and assigned to the purchased assets and assumed liabilities of the acquired entity. The excess of the cost of the acquisition over fair value of the net assets acquired (including recognized intangibles) is recorded as goodwill. Business combinations involving existing motorsports entertainment facilities commonly result in a significant portion of the purchase price being allocated to the fair value of the contract-based intangible asset associated with long-term relationships manifest in the sanction agreements with sanctioning bodies, such as NASCAR, Grand American Road Racing Association and/or Indy Racing League. The continuity of sanction agreements with these bodies has historically enabled the facility operator to host motorsports events year after year. While individual sanction agreements may be of terms as short as one year, a significant portion of the purchase price in excess of the fair value of acquired tangible assets is commonly paid to acquire anticipated future cash flows from events promoted pursuant to these agreements which are expected to continue for the foreseeable future and therefore, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, are recorded as indefinite-lived intangible assets recognized apart from goodwill.
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
Acquisition and Divestitures
Raceway Associates, LLC
On February 2, 2007, we acquired the 62.5 percent ownership interested in Raceway Associates, LLC (“Raceway Associates”) we did not previously own, bringing our ownership to 100.0 percent. Raceway Associates operates Chicagoland Speedway (“Chicagoland”) and Route 66 Raceway (“Route 66”). The total purchase price of approximately $102.4 million including acquisition costs was paid with cash on hand and approximately $65.0 million in borrowings on our revolving credit facility.
In connection with these transactions, we acquired Raceway Associates’ net assets, including approximately $39.7 million in third party debt. These transactions have been accounted for as a business combination and are included in our consolidated operations subsequent to the date of acquisition.
We believe that Chicagoland and Route 66 are uniquely attractive assets well-positioned in the nation’s third largest media market. The region boasts a strong motorsports fan base, demonstrated by six consecutive years of season ticket sell-outs at Chicagoland since opening in 2001.
The purchase price for the Raceway Associates acquisition will be allocated to the assets acquired and liabilities assumed based on their fair market values at the acquisition date as determined by an independent appraisal. Included in this acquisition are certain indefinite-lived intangible assets attributable to the sanction agreements in place at the time of acquisition. We have engaged an independent appraisal firm to assist in the determination of the fair market value of such assets and liabilities and expect such valuation to be completed prior to the end of our fiscal quarter ending May 31, 2007.
Nazareth Speedway
After the completion of Nazareth Speedway’s (“Nazareth”) fiscal 2004 events we suspended indefinitely its major motorsports event operations. The NASCAR Busch Series and Indy Racing League (“IRL”) IndyCar Series events, then conducted at Nazareth, were realigned to other motorsports entertainment facilities within our portfolio.
In January 2006, we entered into an agreement with NZSW, LLC for the sale of 158 acres, on which Nazareth Speedway is located, for approximately $18.8 million. Under the terms of the contract the sale transaction is expected to close during fiscal 2007. Upon closing the transaction, we expect to record an after-tax gain from discontinued operations of approximately $6.0 million to $7.0 million, or $0.11 to $0.13 per diluted share.
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
Stock Repurchases
In December 2006 we announced that our Board of Directors had authorized a share repurchase program (“Stock Purchase Plan”) under which we may purchase up to $50.0 million of our outstanding Class A common shares through November 30, 2007. The timing and amount of any shares repurchased under the Stock Purchase Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plan may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from

Company insiders or their affiliates. During the first fiscal quarter of 2007 we purchased 209,736 shares of its Class A common shares, at an average of approximately $52.41 per share, for a total of approximately $11.0 million under the Stock Purchase Plan.
Future Trends in Operating Results
Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction events at our facilities, particularly with NASCAR, whose sanctioned events at our wholly-owned facilities accounted for approximately 87.6 percent of our revenues in fiscal 2006. In January 2003, NASCAR announced it would entertain and discuss proposals from track operators regarding potential realignment of NASCAR NEXTEL Cup Series dates to more geographically diverse and potentially more desirable markets where there may be greater demand, resulting in an opportunity for increased revenues to the track operators. NASCAR approved realignments of certain NASCAR NEXTEL Cup and other events at our facilities for the 2004, 2005, 2006 and 2007 seasons. We believe that the realignments have provided, and will continue to provide, incremental net positive revenue and earnings as well as further enhance the sport’s exposure in highly desirable markets, which we believe benefits the sport’s fans, teams, sponsors and television broadcast partners as well as promoters. NASCAR has indicated that it is open to discussion regarding additional date realignments. We believe we are well positioned to capitalize on these future opportunities.
Fiscal 2006 was our last year under NASCAR’s multi-year consolidated television broadcast rights agreements with NBC Sports, Turner Sports, FOX and FX. Television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR NEXTEL Cup and NASCAR Busch series events conducted at our wholly-owned facilities under these agreements for fiscal 2006 were approximately $273.4 million. NASCAR has entered into new combined eight-year agreements with FOX, ABC/ESPN, TNT and SPEED beginning in 2007 for the domestic broadcast and related rights for its NEXTEL Cup, Busch and Craftsman Truck series. The agreements are expected to total approximately $4.5 billion over the eight year period from 2007 through 2014. This results in an approximate $560.0 million gross average annual rights fee for the industry, a more than 40.0 percent increase over the previous contract average of $400.0 million annually. The industry rights fees are expected to approximate $505.0 million for 2007, with increases, on average, of approximately three percent per year through the 2014 season. The annual increase is expected to vary between two and four percent per year over the period. While the 2007 industry rights fees will be less than the 2006 industry rights fees of approximately $576.0 million, in our opinion this should not overshadow the strategic importance and expected long-term benefits of the new contracts. Over the past several years, there has been a shift of major sports programming from network to cable. The cable broadcasters can support a higher investment through subscriber fees not available to networks, which has resulted in increased rights fees for these sports properties. Cable, however, reaches far fewer households than network broadcasts. We view NASCAR’s decision to keep approximately two-thirds of its event schedule on network television as important to the sport’s future growth. The structure should continue to drive increased fan and media awareness for all three racing series, which will help fuel our long-term attendance and corporate-related revenues. We also welcome the chance to re-establish the sport’s broadcast relationship with ESPN, which we believe will result in further exposure for NASCAR racing. First, we believe the NASCAR Busch Series will significantly benefit from the improved continuity of its season-long presence on ESPN. In addition, we believe the sport as a whole will benefit from the increased ancillary programming and nightly and weekly NASCAR-branded programming and promotions, similar to what ESPN does with the other major sports. The most significant benefit of the new contracts is the substantial increase in earnings and cash flow visibility for the entire industry over the contract period.
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
An important component of our operating strategy has been our long-standing practice of focusing closely on supply and demand regarding additional capacity at our facilities. We continually evaluate the demand for our most popular racing events in order to add capacity that we believe will provide an acceptable rate of return on invested capital. Through prudent expansion, we attempt to keep demand at a higher level than supply, which stimulates ticket renewals and advance sales. Advance ticket sales result in earlier cash flow and reduce the potential negative impact of actual and forecasted inclement weather on ticket sales. While we will join with sponsors to offer promotions to generate additional ticket sales, we avoid rewarding last-minute ticket buyers by discounting tickets. We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth than to capture short-term incremental revenue. We recognize that a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment and other lifestyle and business conditions, can negatively impact attendance at our events. Accordingly, we have instituted only modest increases in our weighted average ticket prices for fiscal 2007. In addition, we are limiting the expansion of our facilities in fiscal 2007 to projects at our Richmond International Raceway (“Richmond”) which will be completed in time for its NASCAR NEXTEL Cup and Busch series spring events. Richmond is removing approximately 2,900 obstructed view grandstand seats from Turns 3 and 4 and adding approximately 7,800 grandstand seats in a new, state-of-the-art, 180 foot tall structure located in Turn 1. The new, three-tiered grandstand will also include a 700-person, members-only Club for individual fans looking to enjoy a race weekend in style or businesses seeking to entertain clients. The Club will also serve as a unique site for special events on non-race weekends throughout the year. We will continue to evaluate expansion opportunities, as well as the pricing and packaging of our tickets and other products, on an ongoing basis. Over the long term, we plan to continue to expand capacity at our speedways.
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
In July 2005, Kentucky Speedway, LLC filed a civil action in the Eastern District of Kentucky against NASCAR and us alleging that “NASCAR and ISC have acted, and continue to act, individually and in combination and collusion with each other and other companies that control motorsports entertainment facilities hosting NASCAR NEXTEL Cup Series, to illegally restrict the award of ... NASCAR NEXTEL Cup Series [races].” The complaint was recently amended to seek, in addition to damages, an injunction requiring NASCAR to “develop objective factors for the award of NEXTEL Cup races”, “divestiture of ISC and NASCAR so that the France Family and anyone else does not share ownership of both companies or serve as officers or directors of both companies”, “ISC’s divestiture of at least 8 of its 12 racetracks that currently operate a NEXTEL Cup race” and prohibiting further violations of the antitrust laws. Curiously, the complaint does not ask the court to cause NASCAR to award a NEXTEL Cup race to the Kentucky Speedway. Other than some vaguely conclusory allegations, the complaint fails to specify any specific unlawful conduct by us. We believe the allegations to be without legal or factual merit and intend to defend ourselves vigorously. We continue to pursue defenses to the suit while maintaining potential counterclaim remedies to recover the damages caused by the filing of the suit. Based upon the current timeline established by the court a trial on the merits of the case is scheduled for no earlier than Fall 2007. While it is premature to quantify either the likelihood or the potential magnitude of an adverse decision, the fees and expenses associated with the defense of this suit are not covered by insurance and could adversely impact the our financial condition or results of operations and cash flows, even if we ultimately prevail. Further, the time devoted to this matter by management and the possible impact of litigation on business negotiations occurring prior to resolution of this matter could also adversely impact our financial condition or results of operations and cash flows. Finally, even if the direct effect of the resolution of this case does not result in a material adverse impact on us, it is possible that the resolution of this case could result in industry wide changes in the way race schedules are determined by sanctioning bodies, which could indirectly have a material adverse impact on us.
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
Because of the seasonal concentration of racing events, the results of operations for the three month periods ended February 28, 2006 and 2007 are not indicative of the results to be expected for the year.

Comparison of the Results for the Three Months Ended February 28, 2007 to the Results for the Three Months Ended February 28, 2006.
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended
	February 28,	February 28,
	2006	2007
	(Unaudited)

Revenues:
Admissions, net	28.6%	29.9%
Motorsports related	58.9	58.6
Food, beverage and merchandise	11.3	10.3
Other	1.2	1.2

Total revenues	100.0	100.0
Expenses:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	17.8	17.5
Motorsports related	15.9	16.7
Food, beverage and merchandise	6.8	5.9
General and administrative	12.1	14.7
Depreciation and amortization	6.9	9.7

Total expenses	59.5	64.5

Operating income	40.5	35.5
Interest income	0.5	0.7
Interest expense	(2.1)	(2.2)
Equity in net loss from equity investments	(1.3)	(2.3)

Income from continuing operations before income taxes	37.6	31.7
Income taxes	14.8	12.4

Income from continuing operations	22.8	19.3
Loss from discontinued operations	(0.1)	—

Net income	22.7%	19.3%

The comparison of the three months ended February 28, 2007 to the same period of the prior year is impacted by the following factors:
•	Fiscal 2006 was our last year under NASCAR’s multi-year consolidated television broadcast rights agreement with NBC Sports, Turner Sports, FOX, and FX. Beginning 2007, NASCAR has entered into a new combined eight year agreements with FOX, ABC/ESPN, TNT, and Speed for the domestic broadcast and related rights for its NEXTEL Cup, Busch, and Craftsman Truck series. While the average annual broadcast rights for the contract beginning in 2007 is higher than the contract ending in 2006, 2007 rights fees will be less than the 2006 rights fees. See discussion under “Future Trends in Operating Results.”

•	On February 2, 2007, we acquired the 62.5 percent ownership interest in Raceway Associates we did not previously own, bringing our ownership to 100.0 percent. This acquisition was accounted for as a business combination and the operations of Raceway Associates are included in our consolidated operations subsequent to the date of acquisition. Prior to this date, we had accounted for their operations as an equity method investment.
Admissions revenue decreased slightly from $55.5 million to $55.3 million, or 0.4 percent, during the three months ended February 28, 2007, as compared to the same period of the prior year. This is primarily a result of a slight decrease in attendance partially offset by a higher weighted average ticket price for certain NASCAR events conducted during Speedweeks at Daytona supporting our sold out Daytona 500. Certain non-comparable events also contributed to the slight decrease.

Motorsports related revenue decreased approximately $5.9 million, or 5.2 percent, during the three months ended February 28, 2007, as compared to the same period of the prior year. The decrease is primarily attributable to the previously discussed new television broadcast and ancillary rights contract for our NASCAR NEXTEL Cup, Busch, and Craftsman Truck series events during the three month period. This decrease is partially offset by increased sponsorship, hospitality and advertising revenues.
Food, beverage and merchandise revenue decreased approximately $2.7 million, or 12.3 percent, during the three months ended February 28, 2007, as compared to the same period of the prior year. The decrease is primarily related to a decrease in attendance for certain NASCAR events conducted during Speedweeks at Daytona. To a lesser extent, lower internet merchandise sales due to a transition of the online operation to a third party also contributed to the decrease.
Prize and point fund monies and NASCAR sanction fees decreased approximately $2.1 million, or 6.0 percent, during the three months ended February 28, 2007, as compared to the same period of the prior year. The decrease is primarily attributable to the previously discussed decrease in television broadcast rights fees for the NASCAR NEXTEL Cup, Busch and Craftsman Truck series events during the period as standard NASCAR sanctioning agreements require specific percentage of television broadcast rights fees be paid to competitors.
Motorsports related expenses increased slightly by approximately $129,000, or 0.4 percent, during the three months ended February 28, 2007, as compared to the same period of the prior year. The slight increase is a result of effective event management. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue increased to approximately 18.9 percent for the three months ended February 28, 2007, as compared to 18.1 percent for the same period in the prior year. The margin decrease is primarily due to previously discussed decrease in television broadcast and ancillary rights fees for the NASCAR NEXTEL Cup, Busch, and Craftsman Truck series events during the three month period.
Food, beverage and merchandise expense decreased approximately $2.3 million, or 17.6 percent during the three months ended February 28, 2007, as compared to the same period of the prior year. The decrease is primarily attributable to margin improvement in all areas of this business and variable costs associated with lower sales related to a decrease in attendance. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue decreased to approximately 56.6 percent for the three months ended February 28, 2007, as compared to 60.2 percent for the same period in the prior year.
General and administrative expenses increased approximately $3.8 million, or 16.0 percent, during the three months ended February 28, 2007, as compared to the same period of the prior year. This increase is primarily related to legal fees and a net increase in certain costs related to the growth of our core business. General and administrative expenses as a percentage of total revenues increased to approximately 14.7 percent for the three months ended February 28, 2007, as compared to 12.1 percent for the same period in the prior year. The increase is primarily due to the previously discussed decrease in television broadcast and ancillary rights fees for the NASCAR NEXTEL Cup, Busch, and Craftsman Truck series events during the three month period.
Depreciation and amortization expense increased approximately $4.4 million, or 33.0 percent, during the three months ended February 28, 2007, as compared to the same period of the prior year. The increase is primarily attributable to approximately $2.6 million in additional depreciation associated with a building located in Daytona Beach, Florida which ceased being used in the first fiscal quarter of 2007 and is not expected to be used in the future. The remaining increase is related to our acquisition of Raceway Associates in February 2007, Talladega track repaving, Phoenix International Raceway (“Phoenix”) suite and seat additions, and other ongoing capital improvements.
Interest income increased by approximately $424,000, or 45.4 percent, during the three months ended February 28, 2007, as compared to the same period of the prior year. The increase is primarily due to higher average cash and short-term investment balances and higher yields in the current period.
Interest expense decreased slightly by approximately $28,000, or 0.7 percent, during the three months ended February 28, 2007, as compared to the same period of the prior year. The decrease in the period is primarily due to lower average borrowings on and lower fees related to our credit facility in the current period. These decreases are almost entirely offset by a decrease in capitalized interest during the current period.

Equity in net loss from equity investments represents our 50.0 percent equity investment in SMISC, LLC, and our pro rata share of the loss from our 37.5 percent equity investment in Raceway Associates prior to the acquisition in February 2007. Because of the seasonal concentration of racing events, the results of operations for the three month periods ended February 28, 2007 and 2006 are not indicative of the results to be expected for the year.
Our effective income tax rate decreased from approximately 39.4 percent to approximately 39.0 percent, during the three months ended February 28, 2007 as compared to the same period of the prior year. This decrease is primarily due to a decrease in our blended state tax rate. Deposits made during the fourth quarter of fiscal 2006 and first quarter of fiscal 2007 with the Internal Revenue Service (“Service”) to stop the accrual of interest on contested items in our ongoing federal tax examination also contributed to the decreased rate. See “Future Liquidity” for further discussion regarding the examination of our federal income tax returns.
As a result of the foregoing, our income from continuing operations decreased from approximately $44.1 million to approximately $35.8 million, or 18.8 percent, during the three months ended February 28, 2007, as compared to the same period of the prior year.
The operations of Nazareth are presented as discontinued operations, net of tax, for all periods presented in accordance with SFAS No. 144.
As a result of the foregoing, net income decreased from approximately $44.1 million, or $0.83 per diluted share, to approximately $35.8 million, or $0.67 per diluted share, during the three months ended February 28, 2007, as compared to the same period of the prior year. The decrease in the earnings per diluted share is partially offset by the reduction in the weighted average shares outstanding as a result of the previously discussed stock repurchase program.
Liquidity and Capital Resources
General
We have historically generated sufficient cash flow from operations to fund our working capital needs and capital expenditures at existing facilities, as well as to pay an annual cash dividend. In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance of long-term debt, borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects. At February 28, 2007, we had cash, cash equivalents and short-term investments totaling approximately $98.8 million and long-term debt outstanding, including the current portion, of approximately $444.2 million. The long-term debt includes approximately $65.0 million borrowed by us for the purchase of Raceway Associates and approximately $11.2 million of Raceway Associates’ long-term debt which was assumed in the acquisition. We had a working capital deficit of approximately $32.9 million at February 28, 2007, primarily as a result of the cash paid in connection with the Raceway Associates’ acquisition. At November 30, 2006, we had working capital of approximately $7.3 million.
Our liquidity is primarily generated from our ongoing motorsports operations, and we expect our strong operating cash flow to continue in the future. In addition, as of February 28, 2007, we have approximately $235.0 million available to draw upon under our revolving credit facility, if needed. See “Future Liquidity” for additional disclosures relating to our credit facility and certain risks that may affect our near term operating results and liquidity.
Cash Flows
Net cash provided by operating activities was approximately $59.4 million for the three months ended February 28, 2007, compared to approximately $57.1 million for the three months ended February 28, 2006. The difference between our net income of approximately $35.8 million and the approximately $59.4 million of operating cash flow was primarily attributable to:
•	an increase in deferred income of approximately $63.6 million;

•	depreciation and amortization expense of approximately $17.9 million;

•	an increase in income taxes payable of approximately $9.2 million;

•	an increase in accounts payable and other liabilities of approximately $8.3 million;

•	deferred income taxes of approximately $4.5 million; and

•	loss from equity investments of approximately $4.3 million.
These differences were partially offset by an increase in accounts receivable of approximately $67.8 million, an increase in inventories, prepaid expenses and other assets of approximately $10.2 million and deposits with the Internal Revenue Service of approximately $7.1 million.
Net cash used in investing activities was approximately $46.3 million for the three months ended February 28, 2007, compared to approximately $138.7 million for the three months ended February 28, 2006. Our use of cash for investing activities reflects our acquisition of the remaining 62.5 percent interest in Raceway Associates we did not previously own totaling approximately $87.0 million, net of cash acquired, approximately $37.1 million in capital expenditures and purchases of short-term investments of approximately $5.5 million. This use of cash is partially offset by approximately $83.3 million in proceeds from the sale of short-term investments.
Net cash provided by financing activities was approximately $25.8 million for the three months ended February 28, 2007, compared to approximately $50.0 million for the three months ended February 28, 2006. Cash provided by financing activities consists primarily of $65.0 million in borrowings under our 2006 Credit Facility. Partially offsetting the proceeds are payments of approximately $28.5 million of long-term debt assumed in the acquisition of Raceway Associates and approximately $11.0 million in acquisitions of previously issued common stock.
Capital Expenditures
Capital expenditures totaled approximately $37.1 million for the three months ended February 28, 2007, compared to approximately $22.8 million for the three months ended February 28, 2006. Over one quarter of the capital expenditures during the three months ended February 28, 2007, relate to the construction of certain buildings supporting our operations and administration functions in Daytona Beach, Florida. Other capital expenditures include seat and club additions at Richmond and a variety of other improvements and renovations to our facilities.
At February 28, 2007, we have approximately $36.1 million in capital projects currently approved for our existing facilities. These projects include the acquisition of land and land improvements at various facilities for expansion of parking, camping capacity and other uses, the completion of seat and club additions at Richmond and a variety of other improvements and renovations to our facilities that enable us to effectively compete with other sports venues for consumer and corporate spending.
As a result of these currently approved projects and estimated additional approvals in fiscal 2007, we expect our total fiscal 2007 capital expenditures at our existing facilities will be approximately $80.0 million to $90.0 million, depending on the timing of certain projects.
We review the capital expenditure program periodically and modify it as required to meet current business needs.
Future Liquidity
Long-Term Obligations and Commitments
On April 23, 2004, we completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, we completed an offer to exchange the senior notes for registered senior notes with substantially identical terms (“2004 Senior Notes”). At November 30, 2006, outstanding 2004 Senior Notes totaled approximately $300.7 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 4.2 percent and are due April 2009, and $150.0 million principal amount unsecured senior notes, which bear interest at 5.4 percent and are due April 2014. The 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Our subsidiaries are guarantors of the 2004 Senior Notes.

In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”), issued approximately $71.3 million in taxable special obligation revenue (“TIF”) bonds in connection with the financing of construction of Kansas Speedway. At February 28, 2007, outstanding TIF bonds totaled approximately $67.3 million, net of the unamortized discount, which is comprised of a $18.7 million principal amount, 6.2 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by our wholly-owned subsidiary, Kansas Speedway Corporation. Principal (mandatory redemption) payments per the Funding Commitment are payable by Kansas Speedway Corporation on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. Kansas Speedway Corporation granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway’s boundaries and are not our obligation. Kansas Speedway Corporation has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At February 28, 2007, the Unified Government had approximately $3.8 million in 2002 STAR Bonds outstanding. Under a keepwell agreement, we have agreed to provide financial assistance to Kansas Speedway Corporation, if necessary, to support its guarantee of the 2002 STAR Bonds.
In connection with our February 2, 2007, acquisition of the 62.5 percent ownership interest in Raceway Associates we did not previously own, we assumed approximately $39.7 million in third party debt, consisting of three bank term loans and two revenue bonds payable.
The first bank term loan (“Chicagoland Term Loan”) was a construction loan for the development of Chicagoland with principal outstanding at the date of acquisition of approximately $28.4 million. The Chicagoland Term Loan had an original ten year term and was due November 15, 2012, with equal payments of principal, in the amount of $1.2 million, and interest due quarterly. We paid the remaining principal and accrued interest on the Chicagoland Term Loan subsequent to the acquisition in February 2007. The second bank term loan (“4.9 percent Bank Loan”) consists of a construction and mortgage note with principal outstanding at the date of acquisition of approximately $3.3 million, original 20 year term due June 2018, with a current interest rate of 4.9 percent and a monthly payment of $48,000 principal and interest. Interest adjustment dates will occur on June 1, 2008, and 2013. On those dates the interest rate and the monthly payments will be adjusted. At February 28, 2007, outstanding principal on the 4.9 percent Bank Loan was approximately $3.3 million. The third bank term loan (“6.3 percent Bank Loan”) consists of a mortgage note with principal outstanding at the date of acquisition of approximately $271,000, original five year term due February 2008, with a fixed interest rate of 6.3 percent and a monthly payment of $25,000 principal and interest. At February 28, 2007, outstanding principal on the 6.3 percent Bank Loan was approximately $271,000. The first revenue bonds payable (“5.8 percent Revenue Bonds”) consist of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements with principal outstanding at the date of acquisition of approximately $2.5 million. The 5.8 percent Revenue Bonds have an initial interest rate of 5.8 percent and a monthly payment of $29,000 principal and interest. The interest rate will be recalculated on June 1, 2008 and will continue until maturity in June 2018. At February 28, 2007, outstanding principal on the 5.8 percent Revenue Bonds was approximately $2.4 million. The second revenue bonds payable (“6.8 percent Revenue Bonds”) are special service area revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements with principal outstanding at the date of acquisition of approximately $5.2 million. The 6.8 percent Revenue Bonds are billed and paid as a special assessment on real estate taxes. Interest payments are due on a semi-annual basis at 6.8 percent with principal payments due annually. Final maturity of the 6.8 percent Revenue Bonds is January 1, 2012. At February 28, 2007, outstanding principal on the 6.8 percent Revenue Bonds was approximately $5.2 million.
On June 16, 2006, we entered into a $300.0 million revolving credit facility (“2006 Credit Facility”). The 2006 Credit Facility allows us to increase the credit facility to a total of $500.0 million, subject to certain conditions. The 2006 Credit Facility is scheduled to mature in June 2011, and accrues interest at LIBOR plus 30.0-80.0 basis points, based on the our highest debt rating as determined by specified rating agencies.

At February 28, 2007, we had $65.0 million in borrowings outstanding under the 2006 Credit Facility. As of April 2, 2007, we have repaid the $65.0 million in borrowings under the 2006 Credit Facility.
We have guaranteed minimum royalty payments under certain agreements through December 2015, with a remaining maximum exposure at February 28, 2007, of approximately $12.5 million.
Speedway Developments
In light of NASCAR’s publicly announced position regarding additional potential realignment of the NASCAR NEXTEL Cup Series schedule, we also believe there are potential development opportunities in other new, underserved markets across the country. As such, we have been and are exploring opportunities for public/private partnerships targeted to develop one or more motorsports entertainment facilities in new markets, including Denver, Colorado, the Northwest US and the New York Metropolitan area.
Denver Speedway Development
In February 2007, we announced that we are exploring the possibility of pursuing a public-private partnership to develop a national-level motorsports entertainment facility in Adams County near Denver International Airport.
Through a wholly-owned subsidiary, we are evaluating a number of land parcels, and look forward to working with public entities to explore the feasibility of a jointly funded motorsports entertainment facility that could accommodate approximately 75,000 fans and bring considerable economic impact to the region.
The project is in a very early phase and no decisions have been made regarding the location, the potential cost, or how the public-private partnership might be structured if the facility were to be constructed.
Northwest US Speedway Development
In June 2005, we announced we had identified a preferred site for the development of a motorsports entertainment facility in Kitsap County, Washington, approximately 20 miles outside of Seattle, Washington, the country’s 14th largest media market. We had secured an option to purchase approximately 950 acres for the potential future home of a professional motorsports entertainment and family recreation facility, including a closed-course speedway, grandstands and other seating with capacity for at least 83,000 attendees.
State legislation is required to create a Public Speedway Authority and authorize the issuance of bonds to help finance the project. In early February 2007, the necessary legislation was introduced into both the Washington State House of Representatives and Senate in hopes of successfully completing this stage of the process. On April 2, 2007, we announced that despite agreeing to substantial changes to the required legislation to help fund the development of a motorsports entertainment facility, it had recently become apparent that additional modifications would be proposed to the bill. Due to the increased risk that the collective modifications would have a significant negative impact on the project’s financial model, we felt it was in its best long-term interest to discontinue our efforts at the site. As a result, we will record a non-cash pre-tax charge in the fiscal 2007 second quarter of approximately $5.5 million to $6.5 million, or $0.07 to $0.08 per diluted share after-tax, to reflect the write-off of certain capitalized costs including legal, consulting, capitalized interest and other project-specific costs. We still believe the Pacific Northwest represents an attractive long-term opportunity, and remain interested in a motorsports entertainment facility development project in the region.
New York Metropolitan Speedway Development
During fiscal 1999, we announced our intention to search for a site for a major motorsports entertainment facility in the New York metropolitan area. Our efforts included the evaluation of many different locations. Most recently, we identified a combination of land parcels in the New York City borough of Staten Island aggregating approximately 676 acres that we targeted for the development of a major motorsports entertainment and retail development project. Our then majority-owned subsidiary, 380 Development, purchased the total 676 acres for approximately $110.4 million in early fiscal 2005.
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
The decision to discontinue our speedway development efforts on Staten Island resulted in a non-cash, pre-tax charge in our fiscal 2006 fourth quarter results of approximately $84.7 million, or $1.01 per diluted share after-tax. Accounting rules generally accepted in the US require that the property be valued at its current fair value, which is estimated by an independent appraisal at approximately $65.0 million. Prior to the write-off, we had capitalized spending of approximately $150.0 million through November 30, 2006, including: (1) $123.0 million for land and related improvements, (2) $11.0 million for costs related solely to the development of the speedway, and (3) $16.0 million for capitalized interest and property taxes. The value of the property is expected to be in excess of $100.0 million once it is filled and ready for sale. In September 2006, as a result of communications from the New York State Department of Environmental Conservation (“DEC”) and the New York City Department of Sanitation (“DOS”), which provide oversight for the fill operations at the site, we ceased fill operations while we address certain issues they raised, including the presence of, and potential need to remediate, fill containing constituents above regulatory thresholds. Recently the DEC directed us to prepare a fill removal plan for the fill containing constituents above our permitted regulatory thresholds. We are in the early stages of preparing the plan and discussing the exact parameters of the fill removal with the DEC. At the present time, due to the fact that we are in the early stages of preparing the removal plan and due to the existence of other potentially responsible parties, we cannot reasonably estimate the range of loss associated with this fill removal process, but we do not expect it to be material. We continue to work with these agencies to resolve these issues and will resume fill operations as soon as those issues are addressed.
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
Joint Venture Development
In May 2005, we announced we are pursuing a joint venture for the development of a commercial mixed-use entertainment shopping center project on approximately 71 acres we currently own. Located directly across International Speedway Boulevard (U.S. Highway 92) from our Daytona motorsports entertainment facility, the acreage currently includes several office buildings that house our corporate headquarters and certain related operations of ours and NASCAR. The total project, which will be developed by us and a large and well-respected third-party developer as part of a joint venture, is anticipated to be comprised of retail, entertainment, office and residential components designed to complement surrounding commercial developments. If the results of our ongoing feasibility study are favorable and appropriate leasing considerations are attained and we proceed with the project, it is expected that certain of our existing corporate headquarter offices and other buildings, which are not currently fully depreciated, will be razed during the next 6 to 24 months. This will result in a non-cash charge relating to depreciation of approximately $12 million in total, or $0.14 per diluted share after tax, over the remaining three quarters of fiscal 2007.
Internal Revenue Service Examination
The Service is currently performing a periodic examination of our federal income tax returns for the years ended November 30, 1999 through 2005 and has challenged the tax depreciation treatment of a significant portion of our motorsports entertainment facility assets. Through February 28, 2007, we have received reports from the Service requesting downward adjustments to our tax depreciation expense for the fiscal years ended November 30, 1999 through 2005, which could potentially result in the reclassification of approximately $101.1 million of income taxes from deferred to current. Including related interest, the combined after-tax cash flow impact of these requested adjustments is approximately $117.9 million. In order to prevent incurring additional interest, we have approximately $117.9 million on deposit with the Service as of February 28, 2007, which is classified as long-term assets in our consolidated financial statements. Our deposits are not a payment of tax, and we will receive accrued interest on any of these funds ultimately returned to us. Including related interest, we estimate the combined after-tax cash flow impact of future additional federal tax adjustments expected for fiscal 2006, and related state tax revisions and interest for all periods, to range between $30.0 million and $40.0 million at February 28, 2007. Once commenced by the Service, the administrative appeals process is expected to take six to fifteen months to complete. If our appeal is not resolved satisfactorily, we will evaluate all of our options, including litigation. We believe that our application of the federal income tax regulations in question, which have been applied consistently since being adopted in 1986 and have been subjected to previous IRS audits, is appropriate, and we intend to vigorously defend the merits of our position. It is important to note the Federal American Jobs Creation Act of 2004 legislation, which was effective on October 23, 2004, provides owners of motorsports entertainment facility assets a seven-year recovery period for tax depreciation purposes. The motorsports provision applies prospectively from the date of enactment through January 1, 2008. We and others in the industry are pursuing a seven-year prospective tax depreciation provision. In accordance with SFAS No. 109 “Accounting for Income Taxes,” we have accrued a deferred tax liability based on the differences between our financial reporting and tax bases of such assets in our consolidated balance sheet as of February 28, 2007. While an adverse resolution of these matters could result in a material negative impact on cash flow, including payment of taxes from amounts currently on deposit with the Service, we believe that we have provided adequate reserves related to these matters including interest charges through February 28, 2007 totaling approximately $12.9 million, and, as a result, does not expect that such an outcome would have a material adverse effect on results of operations.
Future Cash Flows
Our cash flow from operations consists primarily of ticket, hospitality, merchandise, catering and concession sales and contracted revenues arising from television broadcast rights and marketing partnerships. We believe that cash flows from operations, along with existing cash, cash equivalents, short-term investments and available borrowings under our 2006 Credit Facility, will be sufficient to fund:
•	operations and approved capital projects at existing facilities for the foreseeable future;

•	payments required in connection with the funding of the Unified Government’s debt service requirements related to the TIF bonds;

•	payments related to our existing debt service commitments;

•	payments for share repurchases under our Stock Purchase Plan;

•	any potential payments associated with our keepwell agreements;

•	any payment of tax that may ultimately occur as a result of the examination by the Service; and

•	the fees and expenses incurred in connection with the current legal proceeding discussed in Part II “Legal Proceedings.”
We intend to pursue further development and/or acquisition opportunities (including the possible development of new motorsports entertainment facilities, such as the New York metropolitan area, the Northwest US, Denver and other areas), the timing, size and success, as well as associated potential capital commitments, of which are unknown at this time. Accordingly, a material acceleration of our growth strategy could require us to obtain additional capital through debt and/or equity financings. Although there can be no assurance, we believe that adequate debt and equity financing will be available on satisfactory terms.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the three months ended February 28, 2007, there have been no material changes in our market risk exposures.
ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES
Subsequent to February 28, 2007, and prior to the filing of this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at February 28, 2007, and during the period prior to the filing of this report.
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
In addition to such routine litigation incident to its business, we are a party to the legal proceeding described below.
Current Litigation
In July 2005, Kentucky Speedway, LLC filed a civil action in the Eastern District of Kentucky against NASCAR and us alleging that “NASCAR and ISC have acted, and continue to act, individually and in combination and collusion with each other and other companies that control motorsports entertainment facilities hosting NASCAR NEXTEL Cup Series, to illegally restrict the award of ... NASCAR NEXTEL Cup Series [races].” The complaint was recently amended to seek, in addition to damages, an injunction requiring NASCAR to “develop objective factors for the award of NEXTEL Cup races”, “divestiture of ISC and NASCAR so that the France Family and anyone else does not share ownership of both companies or serve as officers or directors of both companies”, “ISC’s divestiture of at least 8 of its 12 racetracks that currently operate a NEXTEL Cup race” and prohibiting further violations of the antitrust laws. Curiously, the complaint does not ask the court to cause NASCAR to award a NEXTEL Cup race to the Kentucky Speedway. Other than some vaguely conclusory allegations, the complaint fails to specify any specific unlawful conduct by us. We believe the allegations to be without legal or factual merit and intend to defend ourselves vigorously. We continue to pursue defenses to the suit while maintaining potential counterclaim remedies to recover the damages caused by the filing of the suit. Based upon the current timeline established by the court a trial on the merits of the case is scheduled for no earlier than Fall 2007. While it is premature to quantify either the likelihood or the potential magnitude of an adverse decision, the fees and expenses associated with the defense of this suit are not covered by insurance and could adversely impact the our financial condition or results of operations and cash flows, even if we ultimately prevail. Further, the time devoted to this matter by management and the possible impact of litigation on business negotiations occurring prior to resolution of this matter could also adversely impact our financial condition or results of operations and cash flows. Finally, even if the direct effect of the resolution of this case does not result in a material adverse impact on us, it is possible that the resolution of this case could result in industry wide changes in the way race schedules are determined by sanctioning bodies, which could indirectly have a material adverse impact on us.
ITEM 1A. RISK FACTORS
This report and the documents incorporated by reference may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify a forward-looking statement by our use of the words “anticipate,” “estimate,” “expect,” “may,” “believe,” “objective,” “projection,” “forecast,” “goal,” and similar expressions. These forward-looking statements include our statements regarding the timing of future events, our anticipated future operations and our anticipated future financial position and cash requirements. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. We previously disclosed in response to Item 1A to Part I of our report on Form 10-K for the fiscal year ended November 30, 2006 the important factors that could cause our actual results to differ from our expectations. Except as set forth below there have been no material changes to those risk factors.
We are subject to changing governmental regulations and legal standards that could increase our expenses
With the exception of issues concerning the fill operations on Staten Island raised by the New York State Department of Environmental Conservation (“DEC”) and the New York City Department of Sanitation (“DOS”), including the presence of, and potential need to remediate, fill containing constituents above permitted regulatory thresholds, we believe that our operations are in material compliance with all applicable federal, state and local environmental, land use and other laws and regulations. Recently the DEC directed us to prepare a fill removal plan for the fill containing constituents above our permitted regulatory thresholds. We are in the early stages of preparing the plan and discussing the exact parameters of the fill removal with the DEC. At the present time, due to the fact that we are in the early stages of preparing the removal plan and due to the existence of other potentially responsible parties, we cannot reasonably estimate the range of loss associated with this fill removal process, but we do not expect it to be material. Nonetheless, if it is determined that damage to persons or property or contamination of the environment has been caused or exacerbated by the operation or conduct of our business or by pollutants, substances, contaminants or wastes used, generated or disposed of by us, or if pollutants, substances, contaminants or wastes are found on property currently or previously owned or operated by us, we may be held liable for such damage and may be required to pay the cost of investigation and/or remediation of such contamination or any related damage. The amount of such liability as to which we are self-insured could be material. State and local laws relating to the protection of the environment also can include noise abatement laws that may be applicable to our racing events. Our existing facilities continue to be used in situations where the standards for new facilities to comply with certain laws and regulations, including the Americans with Disabilities Act, are constantly evolving. Changes in the provisions or application of federal, state or local environmental, land use or other laws, regulations or requirements to our facilities or operations, or the discovery of previously unknown conditions, also could require us to make additional material expenditures to remediate or attain compliance.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				(d) Maximum number of
			(c) Total number of	shares (or approximate dollar
		(b) Average	shares purchased as part	value of shares) that may yet
	(a) Total number	price paid per	of publicly announced	be purchased under the plans
Period	of shares purchased	share	plans or programs	or programs (in thousands)
December 1, 2006 - December 31, 2006	19,113	$52.28	19,113	$49,000
January 1, 2007 - January 31, 2007	96,500	51.77	96,500	44,001
February 1, 2007 - February 28, 2007	94,123	53.09	94,123	39,000

	209,736	52.41	209,736

In December 2006 we announced that our Board of Directors had authorized a share repurchase program (“Stock Purchase Plan”) under which we may purchase up to $50.0 million of our outstanding Class A common shares through November 30, 2007. The timing and amount of any shares repurchased under the Stock Purchase Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plan may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates. During the first fiscal quarter of 2007 we purchased 209,736 shares of its Class A common shares, at an average of approximately $52.41 per share, for a total of approximately $11.0 million under the Stock Purchase Plan. The transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1.

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

INTERNATIONAL SPEEDWAY CORPORATION
(Registrant)
Date: 4/5/2007	/s/ Susan G. Schandel
Susan G. Schandel, Senior Vice President
& Chief Financial Officer