Form 10-Q
period 2007-05-31
INTERNATIONAL SPEEDWAY CORP
filed 2007-07-10
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class A Common Stock	31,142,166 shares	as of May 31, 2007.

Class B Common Stock	21,780,416 shares	as of May 31, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30, 2006	May 31, 2007
	(Unaudited)
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$59,681	$80,091
Short-term investments	78,000	19,185
Receivables, less allowance of $1,000 in 2006 and $1,000 in 2007	52,699	78,842
Inventories	3,976	6,776
Deferred income taxes	995	1,179
Prepaid expenses and other current assets	8,251	19,097

Total Current Assets	203,602	205,170

Property and Equipment, net of accumulated depreciation of $371,219 and $407,234, respectively	1,157,313	1,291,027
Other Assets:
Equity investments	175,915	129,346
Intangible assets, net	149,314	179,055
Goodwill	99,507	118,587
Deposits with Internal Revenue Service	110,813	117,936
Other	25,595	27,658

	561,144	572,582

Total Assets	$1,922,059	$2,068,779

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$770	$2,521
Accounts payable	29,577	21,338
Deferred income	124,254	219,541
Income taxes payable	22,477	25,345
Other current liabilities	19,226	24,633

Total Current Liabilities	196,304	293,378

Long-Term Debt	367,324	376,404
Deferred Income Taxes	191,642	198,452
Long-Term Deferred Income	10,808	16,026
Other Long-Term Liabilities	866	5,119
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 31,078,307 and 30,937,406 issued and outstanding in 2006 and 2007, respectively	311	309
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 22,100,263 and 21,780,416 issued and outstanding in 2006 and 2007, respectively	221	218
Additional paid-in capital	698,396	673,823
Retained earnings	456,187	505,050

Total Shareholders’ Equity	1,155,115	1,179,400

Total Liabilities and Shareholders’ Equity	$1,922,059	$2,068,779

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Three Months Ended
	May 31, 2006	May 31, 2007
	(Unaudited)
	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$49,279	$57,238
Motorsports related	101,925	101,973
Food, beverage and merchandise	18,162	20,201
Other	2,717	2,130

	172,083	181,542
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	34,566	33,812
Motorsports related	32,453	38,844
Food, beverage and merchandise	11,404	12,052
General and administrative	27,705	31,496
Depreciation and amortization	13,779	21,241
Impairment of long-lived assets	—	9,076

	119,907	146,521

Operating income	52,176	35,021
Interest income	1,087	939
Interest expense	(2,832)	(3,700)
Equity in net loss from equity investments	(2,186)	(294)

Income from continuing operations before income taxes	48,245	31,966
Income taxes	17,518	13,570

Income from continuing operations	30,727	18,396
Loss from discontinued operations, net of income tax benefits of $65 and $37	(40)	(6)

Net income	$30,687	$18,390

Basic earnings per share:
Income from continuing operations	$0.58	$0.35
Loss from discontinued operations	—	—

Net income	$0.58	$0.35

Diluted earnings per share:
Income from continuing operations	$0.58	$0.35
Loss from discontinued operations	—	—

Net income	$0.58	$0.35

Dividends per share	$0.08	$0.10

Basic weighted average shares outstanding	53,165,845	52,813,292

Diluted weighted average shares outstanding	53,266,521	52,923,911

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Six Months Ended
	May 31, 2006	May 31, 2007
	(Unaudited)
	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$104,799	$112,548
Motorsports related	216,247	210,406
Food, beverage and merchandise	40,025	39,365
Other	4,945	4,402

	366,016	366,721
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	69,101	66,274
Motorsports related	63,266	69,787
Food, beverage and merchandise	24,570	22,901
General and administrative	51,198	58,744
Depreciation and amortization	27,242	39,148
Impairment of long-lived assets	—	9,076

	235,377	265,930

Operating income	130,639	100,791
Interest income	2,021	2,297
Interest expense	(6,900)	(7,740)
Equity in net loss from equity investments	(4,683)	(4,611)

Income from continuing operations before income taxes	121,077	90,737
Income taxes	46,219	36,502

Income from continuing operations	74,858	54,235
Loss from discontinued operations, net of income tax benefits of $148 and $85	(118)	(26)

Net income	$74,740	$54,209

Basic earnings per share:
Income from continuing operations	$1.41	$1.02
Loss from discontinued operations	—	—

Net income	$1.41	$1.02

Diluted earnings per share:
Income from continuing operations	$1.40	$1.02
Loss from discontinued operations	—	—

Net income	$1.40	$1.02

Dividends per share	$0.08	$0.10

Basic weighted average shares outstanding	53,155,050	52,952,076

Diluted weighted average shares outstanding	53,258,199	53,068,615

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statement of Shareholders’ Equity

	Class A Common	Class B Common			Total
	Stock $.01	Stock $.01	Additional	Retained	Shareholders’
	Par Value	Par Value	Paid-in Capital	Earnings	Equity
	(Unaudited)
	(In Thousands)
Balance at November 30, 2006	$311	$221	$698,396	$456,187	$1,155,115
Activity 12/1/06 - 5/31/07:
Comprehensive income:
Net income	—	—	—	54,209	54,209
Cash dividend declared ($.10 per share)	—	—	—	(5,292)	(5,292)
Exercise of stock options	—	—	272	—	272
Reacquisition of previously issued common stock	(5)	—	(26,460)	(54)	(26,519)
Conversion of Class B Common Stock to Class A Common Stock	3	(3)	—	—	—
Income tax benefit related to stock-based compensation	—	—	145	—	145
Stock-based compensation	—	—	1,470	—	1,470

Balance at May 31, 2007	$309	$218	$673,823	$505,050	$1,179,400

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Six Months Ended
	May 31, 2006	May 31, 2007
	(Unaudited)
	(In Thousands)
OPERATING ACTIVITIES
Net income	$74,740	$54,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,242	39,148
Stock-based compensation	1,283	1,470
Amortization of financing costs	282	259
Deferred income taxes	8,868	7,883
Loss from equity investments	4,683	4,611
Impairment of long-lived assets	—	6,143
Excess tax benefits relating to stock-based compensation	(185)	(131)
Other, net	(105)	729
Changes in operating assets and liabilities:
Receivables, net	(30,370)	(24,271)
Inventories, prepaid expenses and other assets	(12,437)	(13,188)
Deposits with Internal Revenue Service	—	(7,123)
Accounts payable and other liabilities	2,824	1,029
Deferred income	78,917	85,693
Income taxes	5,342	3,013

Net cash provided by operating activities	161,084	159,474

INVESTING ACTIVITIES
Capital expenditures	(54,290)	(56,112)
Proceeds from asset disposals	161	—
Purchase of equity investments	(124,577)	—
Acquisition of business, net of cash acquired	—	(87,093)
Proceeds from affiliate	128	67
Proceeds from short-term investments	50,600	83,450
Purchases of short-term investments	(77,700)	(24,635)
Other, net	549	54

Net cash used in investing activities	(205,129)	(84,269)

FINANCING ACTIVITIES
Proceeds under credit facility	80,000	65,000
Payments under credit facility	(80,000)	(65,000)
Payment of long-term debt	—	(28,679)
Exercise of Class A common stock options	145	272
Excess tax benefits relating to stock-based compensation	185	131
Reacquisition of previously issued common stock	(460)	(26,519)

Net cash used in financing activities	(130)	(54,795)

Net (decrease) increase in cash and cash equivalents	(44,175)	20,410
Cash and cash equivalents at beginning of period	130,758	59,681

Cash and cash equivalents at end of period	$86,583	$80,091

See accompanying notes.

International Speedway Corporation
Notes to Consolidated Financial Statements
May 31, 2007
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
Because of the seasonal concentration of racing events, the results of operations for the three and six months ended May 31, 2006 and 2007 are not indicative of the results to be expected for the year.
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
In June 2006 the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” EITF No. 06-03 addresses the accounting for externally imposed taxes on revenue-producing transactions that take place between a seller and its customer, including, but not limited to sales, use, value added, and certain excise taxes. EITF No. 06-03 also provides guidance on the disclosure of an entity’s accounting policies for presenting such taxes on a gross or net basis and the amount of such taxes reported on a gross basis. EITF No. 06-03 is effective for interim and fiscal years beginning after December 15, 2006. The Company’s adoption of this EITF in the second quarter of fiscal 2007 did not have an impact on the Company’s financial statements.
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
3. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended May 31 (in thousands, except share amounts):

	Three Months Ended		Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2006	2007	2006	2007

Basic and diluted:
Income from continuing operations	$30,727	$18,396	$74,858	$54,235
Loss from discontinued operations	(40)	(6)	(118)	(26)

Net income	$30,687	$18,390	$74,740	$54,209

Basic earnings per share denominator:
Weighted average shares outstanding	53,165,845	52,813,292	53,155,050	52,952,076

Basic earnings per share:
Income from continuing operations	$0.58	$0.35	$1.41	$1.02
Loss from discontinued operations	—	—	—	—

Net income	$0.58	$0.35	$1.41	$1.02

Diluted earnings per share denominator:
Weighted average shares outstanding	53,165,845	52,813,292	53,155,050	52,952,076
Common stock options	15,994	17,834	14,885	18,299
Contingently issuable shares	84,682	92,785	88,264	98,240

Diluted weighted average shares outstanding	53,266,521	52,923,911	53,258,199	53,068,615

Diluted earnings per share:
Income from continuing operations	$0.58	$0.35	$1.40	$1.02
Loss from discontinued operations	—	—	—	—

Net income	$0.58	$0.35	$1.40	$1.02

Anti-dilutive shares excluded in the computation of diluted earnings per share	29,097	24,097	34,110	35,431

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

The purchase price for the Raceway Associates acquisition was allocated to the assets acquired and liabilities assumed based on their fair market values at the acquisition date as determined by an independent appraisal. Included in this acquisition are certain indefinite-lived intangible assets attributable to the sanction agreements in place at the time of acquisition and goodwill. The intangible assets and goodwill are included in the Motorsports Event segment and are expected to be deductible for income tax purposes. As the acquisition is not considered significant, pro forma and purchase price allocation financial information are not presented.
5. Discontinued Operations and Impairment of Long-Lived Assets
Nazareth Speedway
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
The operations of Nazareth were included in the Motorsports Event segment. In accordance with SFAS No. 144 the results of operations of Nazareth are presented as discontinued operations in all periods presented. There were no revenues recognized by Nazareth for the three and six months ended May 31, 2006 and 2007. Nazareth’s pre-tax loss was approximately $106,000 and $23,000 for the three months ended May 31, 2006 and 2007, respectively, and 267,000 and $112,000 for the six months ended May 31, 2006 and 2007, respectively. Nazareth’s assets held for sale included in property and equipment, net of accumulated depreciation, totaled approximately $6.8 million at November 30, 2006 and May 31, 2007. Unless indicated otherwise, all disclosures in the notes to the consolidated financial statements relate to continuing operations.
Northwest US Speedway Development
On April 2, 2007, the Company announced that despite agreeing to substantial changes to the required legislation to help fund the development of a motorsports entertainment facility in Kitsap County, Washington, it had become apparent that additional modifications would be proposed to the bill. Due to the increased risk that the collective modifications would have a significant negative impact on the project’s financial model, the Company felt it was in its best long-term interest to discontinue its efforts at the site. As a result, the Company recorded a non-cash pre-tax charge in the fiscal 2007 second quarter of approximately $5.9 million, or $0.07 per diluted share after-tax, to reflect the write-off of certain capitalized costs including legal, consulting, capitalized interest and other project-specific costs.
New York Metropolitan Speedway Development
In September 2006 the Company ceased fill operations at its Staten Island real property while it addressed the issues raised in communications from the New York State Department of Environmental Conservation (“DEC”) and the New York City Department of Sanitation (“DOS”), including the presence of, and potential need to remediate, fill containing constituents above regulatory thresholds. In May 2007, the Company entered into a Consent Order with the DEC to resolve the issues surrounding these fill operations and the prior placement of fill at the site that contained constituents above regulatory thresholds. The Consent Order requires the Company to remove non-compliant fill pursuant to an approved comprehensive fill removal plan. The Consent Order also required the Company to pay a penalty to DEC of $562,500, half of which was paid in May 2007 and the other half of which has been suspended so long as the Company complies with the terms of the Consent Order. Included in the Impairment of Long-lived Assets section of our consolidated statements of operations for the three and six months ended May 31, 2007, is the Company’s estimated total costs, including the portion of the penalty which has been paid, attributable to the expected fill removal process of approximately $2.9 million, or $0.04 per diluted share after-tax. The Company is currently evaluating the existence of other responsible parties and potential recoveries from such parties, if any. The Company continues to work with the DEC and other agencies to resolve these issues and expect to resume fill operations within the next several months after complying with the Consent Order and once other appropriate regulatory approvals are obtained. The costs associated with the fill removal process are expected to be paid within the next several months, once the DEC has approved our plan and the fill is removed.
6. Goodwill and Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of the major classes of intangible assets relating to the Motorsports Event segment are as follows (in thousands):

	November 30, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Customer database	$500	$200	$300
Food, beverage and merchandise contracts	276	185	91

Total amortized intangible assets	776	385	391
Non-amortized intangible assets:
NASCAR — sanction agreements	148,000	—	148,000
Other	923	—	923

Total non-amortized intangible assets	148,923	—	148,923

Total intangible assets	$149,699	$385	$149,314

	May 31, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Customer database	$500	$250	$250
Food, beverage and merchandise contracts	251	182	69

Total amortized intangible assets	751	432	319
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	923	—	923

Total non-amortized intangible assets	178,736	—	178,736

Total intangible assets	$179,487	$432	$179,055

The following table presents current and expected amortization expense of the existing intangible assets as of May 31, 2007 for each of the following periods (in thousands):

Amortization expense for the six months ended May 31, 2007	$72

Estimated amortization expense for the year ending November 30:
2007	$143
2008	143
2009	101
2010	1
2011	1

The changes in the carrying value of goodwill are as follows (in thousands):

Balance at November 30, 2006	$99,507
Goodwill acquired	19,080

Balance at May 31, 2007	$118,587

Goodwill acquired consists of the February 2, 2007, acquisition of Raceway Associates and is included in our Motorsports Event segment.
7. Long-Term Debt
Long-term debt consists of the following (in thousands):

	November 30,	May 31,
	2006	2007

4.2% Senior Notes	$150,915	$150,725
5.4% Senior Notes	149,917	149,922
4.9% Bank Loan	—	3,184
6.3% Bank Loan	—	200
5.8% Revenue Bond	—	2,394
6.8% Revenue Bond	—	5,200
TIF bond debt service funding commitment	67,262	67,300

	368,094	378,925
Less: current portion	770	2,521

	$367,324	$376,404

On April 23, 2004, the Company completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, the Company completed an offer to exchange these unsecured senior notes for registered senior notes with substantially identical terms (“2004 Senior Notes”). At May 31, 2007, outstanding 2004 Senior Notes totaled approximately $300.6 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 4.2 percent and are due April 2009 (“4.2 percent Senior Notes”), and $150.0 million principal amount unsecured senior notes, which bear interest at 5.4 percent and are due April 2014. The 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at the option of the Company, at any time or from time to time at redemption prices as defined in the indenture. The Company’s wholly-owned domestic subsidiaries are guarantors of the 2004 Senior Notes. The 2004 Senior Notes also contain various restrictive covenants. Total gross proceeds from the sale of the 2004 Senior Notes were $300.0 million, net of discounts of approximately $431,000 and approximately $2.6 million of deferred financing fees. The deferred financing fees are being treated as additional interest expense and amortized over the life of the 2004 Senior Notes on a straight-line method, which approximates the effective yield method. In March 2004, the Company entered into interest rate swap agreements to effectively lock in the interest rate on approximately $150.0 million of the 4.2 percent Senior Notes. The Company terminated these interest rate swap agreements on April 23, 2004 and received approximately $2.2 million, which is being amortized over the life of the 4.2 percent Senior Notes.
In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”), issued approximately $71.3 million in taxable special obligation revenue (“TIF”) bonds in connection with the financing of construction of Kansas Speedway. At May 31, 2007, outstanding TIF bonds totaled approximately $67.3 million, net of the unamortized discount, which is comprised of a $18.7 million principal amount, 6.2 percent term bond due December 1, 2017 and $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly-owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation. The bond financing documents contain various restrictive covenants.
In connection with the Company’s February 2, 2007, acquisition of the 62.5 percent ownership interest in Raceway Associates it did not previously own, it assumed approximately $39.7 million in third party debt, consisting of three bank term loans and two revenue bonds payable. The first bank term loan (“Chicagoland Term Loan”) was a construction loan for the development of Chicagoland with principal outstanding at the date of acquisition of approximately $28.4 million. The Chicagoland Term Loan had an original ten year term and was due November 15, 2012, with equal payments of principal, in the amount of $1.2 million, and interest due quarterly. The Company paid the remaining principal and accrued interest on the Chicagoland Term Loan subsequent to the acquisition in February 2007. The second bank term loan (“4.9 percent Bank Loan”) consists of a construction and mortgage note with principal outstanding at the date of acquisition of approximately $3.3 million, original 20 year term due June 2018, with a current interest rate of 4.9 percent and a monthly payment of $48,000 principal and interest. The interest rate and monthly payments will be adjusted on June 1, 2008, and 2013. At May 31, 2007, outstanding principal on the 4.9 percent Bank Loan was approximately $3.2 million. The third bank term loan (“6.3 percent Bank Loan”) consists of a mortgage note with principal outstanding at the date of acquisition of approximately $271,000, original five year term due February 2008, with a fixed interest rate of 6.3 percent and a monthly payment of $25,000 principal and interest. At May 31, 2007, outstanding principal on the 6.3 percent Bank Loan was approximately $200,000. The first revenue bonds payable (“5.8 percent Revenue Bonds”) consist of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements with principal outstanding at the date of acquisition of approximately $2.5 million. The 5.8 percent Revenue Bonds have an initial interest rate of 5.8 percent and a monthly payment of $29,000 principal and interest. The interest rate will be adjusted on June 1, 2008 and will continue until maturity in June 2018. At May 31, 2007, outstanding principal on the 5.8 percent Revenue Bonds was approximately $2.4 million. The second revenue bonds payable (“6.8 percent Revenue Bonds”) are special service area revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements with principal outstanding at the date of acquisition of approximately $5.2 million. The 6.8 percent Revenue Bonds are billed and paid as a special assessment on real estate taxes. Interest payments are due on a semi-annual basis at 6.8 percent with principal payments due annually. Final maturity of the 6.8 percent Revenue Bonds is January 2012. At May 31, 2007, outstanding principal on the 6.8 percent Revenue Bonds was approximately $5.2 million.
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
Total interest expense from continuing operations incurred by the Company was approximately $2.8 million and $3.7 million for the three months ended May 31, 2006 and 2007, respectively, and $6.9 million and $7.7 million for the six months ended May 31, 2006 and 2007, respectively. Total interest capitalized for the three months ended May 31, 2006 and 2007, was approximately $2.0 million and $1.6 million, respectively, and approximately $3.9 million and $2.8 million for the six months ended May 31, 2006 and 2007, respectively.
Financing costs of approximately $6.5 million and $6.1 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2006 and May 31, 2007, respectively. These costs are being amortized on a straight line method, which approximates the effective yield method, over the life of the related financing.
8. Capital Stock
Stock Purchase Plan
In December 2006 the Company announced that its Board of Directors had authorized a share repurchase program (“Stock Purchase Plan”) under which it may purchase up to $50.0 million of its outstanding Class A common shares. In July 2007, the Company’s Board of Directors authorized an increase to the Stock

Purchase Plan under which it now may purchase up to $150.0 million of its outstanding Class A common shares through November 30, 2008. The timing and amount of any shares repurchased under the Stock Purchase Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plan may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates. During the six months ended May 31, 2007 the Company purchased 501,432 shares of its Class A common shares, at an average of approximately $51.81 per share, for a total of approximately $26.0 million under the Stock Purchase Plan.
9. Long-Term Stock Incentive Plan
In April 2007, the Company awarded and issued a total of 53,865 restricted shares of the Company’s Class A common shares to certain officers and managers under the Company’s Long-Term Stock Incentive Plan (the “2006 Plan”). The shares of restricted stock awarded in April 2007, vest at the rate of 50.0 percent on the third anniversary of the award date and the remaining 50.0 percent on the fifth anniversary of the award date. The weighted average grant date fair value of these restricted share awards was $51.70 per share. In accordance with SFAS 123(R) “Share-Based Payment” the Company is recognizing stock-based compensation on its restricted shares awarded on the accelerated method over the requisite service period.
10. Related Party Disclosures and Transactions
All of the racing events that take place during the Company’s fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association, the American Motorcyclist Association, the Automobile Racing Club of America, the American Sportbike Racing Association — Championship Cup Series, Grand American Road Racing Association, Historic Sportscar Racing, the International Race of Champions, IRL, NASCAR, the National Hot Rod Association, the Porsche Club of America, the Sports Car Club of America, the Sportscar Vintage Racing Association, the United States Auto Club and the World Karting Association. NASCAR, which sanctions some of the Company’s principal racing events, is controlled by members of the France Family Group which, in turn, controls in excess of 60.0 percent of the combined voting power of the outstanding stock of the Company. Additionally, some members of the France Family Group serve as directors and officers of the Company. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR from continuing operations for disbursement to competitors, which are exclusive of NASCAR sanction fees, totaled approximately $29.8 million and $28.5 million for the three months ended May 31, 2006 and 2007, respectively, and approximately $60.9 million and $57.4 million for the six months ended May 31, 2006 and 2007, respectively. There were no prize and point fund monies paid by the Company to NASCAR related to the discontinued operations for the three and six months ended May 31, 2006 and 2007, respectively.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire NASCAR NEXTEL Cup, Busch and Craftsman Truck series schedules. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR NEXTEL Cup, Busch and Craftsman Truck series event. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR NEXTEL Cup, Busch and Craftsman Truck series event as a component of its sanction fees and remits the remaining 90.0 percent to the event promoter. The event promoter pays 25.0 percent of the gross broadcast rights fees allocated to the event as part of the previously discussed prize money paid to NASCAR for disbursement to competitors. The Company’s television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR NEXTEL Cup, Busch and Truck series events conducted at its wholly-owned facilities were approximately $65.0 million and $58.2 million for the three months ended May 31, 2006 and 2007, respectively, and $135.4 million and $119.5 million for the six months ended May 31, 2006 and 2007, respectively. There were no television broadcast and ancillary rights fees received from NASCAR related to discontinued operations during the three and six months ended May 31, 2006 and 2007, respectively.
11. Commitments and Contingencies
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At May 31, 2007, the Unified Government had approximately $3.8 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
The Company has guaranteed minimum royalty payments under certain agreements through December 2015, with a remaining maximum exposure at May 31, 2007, of approximately $12.5 million.
In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling approximately $3.1 million at May 31, 2007. At May 31, 2007, there were no amounts drawn on the standby letters of credit.
The Internal Revenue Service (the “Service”) is currently performing a periodic examination of the Company’s federal income tax returns for the years ended November 30, 1999 through 2005 and has challenged the tax depreciation treatment of a significant portion of its motorsports entertainment facility assets. Through May 31, 2007, the Company has received reports from the Service requesting downward adjustments to its tax depreciation expense for the fiscal years ended November 30, 1999 through 2005, which could potentially result in the reclassification of approximately $101.1 million of income taxes from deferred to current. Including related interest, the combined after-tax cash flow impact of these requested adjustments is approximately $117.9 million. In order to prevent incurring additional interest, the Company has approximately $117.9 million on deposit with the Service as of May 31, 2007, which is classified as long-term assets in the Company’s consolidated financial statements. The Company’s deposits are not a payment of tax, and it will receive accrued interest on any of these funds ultimately returned to it. Including related interest, the Company estimates the combined after-tax cash flow impact of future additional federal tax adjustments expected for fiscal 2006, and related state tax revisions and interest for all periods, to range between $30.0 million and $40.0 million at May 31, 2007. In June 2007, the Service commenced the administrative appeals process which is expected to take six to fifteen months to complete. If the Company’s appeal is not resolved satisfactorily, the Company will evaluate all of its options, including litigation. The Company believes that its application of the federal income tax regulations in question, which have been applied consistently since being adopted in 1986 and have been subjected to previous IRS audits, is appropriate, and it intends to vigorously defend the merits of its position. In accordance with SFAS No. 109 “Accounting for Income Taxes,” the Company has accrued a deferred tax liability based on the differences between its financial reporting and tax bases of such assets in its consolidated balance sheet as of May 31, 2007. While an adverse resolution of these matters could result in a material negative impact on cash flow, including payment of taxes from amounts currently on deposit with the Service, the Company believes that it has provided adequate reserves related to these matters including interest charges through May 31, 2007 totaling approximately $13.2 million, and, as a result, does not expect that such an outcome would have a material adverse effect on results of operations.
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
In July 2005, Kentucky Speedway, LLC filed a civil action in the Eastern District of Kentucky against NASCAR and the Company alleging that “NASCAR and ISC have acted, and continue to act, individually and in combination and collusion with each other and other companies that control motorsports entertainment facilities hosting NASCAR NEXTEL Cup Series, to illegally restrict the award of ... NASCAR NEXTEL Cup Series [races].” The complaint was recently amended to seek, in addition to damages, an injunction requiring NASCAR to “develop objective factors for the award of NEXTEL Cup races”, “divestiture of ISC and NASCAR so that the France Family and anyone else does not share ownership of both companies or serve as officers or directors of both companies”, “ISC’s divestiture of at least 8 of its 12 racetracks that currently operate a NEXTEL Cup race” and prohibiting further alleged violations of the antitrust laws. Curiously, the complaint does not ask the court to cause NASCAR to award a NEXTEL Cup race to the Kentucky Speedway. Other than some vaguely conclusory allegations, the complaint fails to specify any specific unlawful conduct by the Company. Pre-trial “discovery” in the case was recently concluded and based upon all of the evidentiary materials adduced the Company believes even more strongly than before that the case is without legal or factual merit. At this point the likelihood of a materially adverse result appears to be remote, although there is always an element of uncertainty in litigation. It is premature to attempt to quantify the potential magnitude of a remotely possible adverse decision, although the Company intends to continue to defend itself vigorously while maintaining potential claims and remedies available to it to recover the damages caused by the filing of the suit. At a status conference in late May 2007 the Court modified the timeline for the case to extend the time periods for the conclusion of submission of summary judgment materials until September 24, 2007 and to tentatively set the date for a trial (if needed) of up to five weeks beginning in March 2008. The fees and expenses associated with the defense of this suit are not covered by insurance and could adversely impact the Company’s financial condition or results of operations and cash flows, even if the Company ultimately prevails. Further, the time devoted to this matter by management and the possible impact of litigation on business negotiations occurring prior to resolution of this matter could also adversely impact the Company’s financial condition or results of operations and cash flows. Finally, even if the direct effect of the resolution of this case does not result in a material adverse impact on the Company, it is remotely possible that the resolution of this case could result in industry wide changes in the way race schedules are determined by sanctioning bodies, which could indirectly have a material adverse impact on the Company.
12. Segment Reporting
The following tables provide segment reporting of the Company for the three and six months ended May 31, 2006 and 2007 (in thousands):

	Three Months Ended May 31, 2006
	Motorsports	All
	Event	Other	Total

Revenues	$162,392	$11,683	$174,075
Depreciation and amortization	11,893	1,886	13,779
Operating income	49,875	2,301	52,176
Capital expenditures	29,274	2,205	31,479
Total assets	1,699,013	270,778	1,969,791
Equity investments	170,926	—	170,926

	Three Months Ended May 31, 2007
	Motorsports	All
	Event	Other	Total

Revenues	$170,496	$11,711	$182,207
Depreciation and amortization	15,443	5,798	21,241
Operating income	34,559	462	35,021
Capital expenditures	14,843	4,162	19,005
Total assets	1,795,494	273,285	2,068,779
Equity investments	129,346	—	129,346

	Six Months Ended May 31, 2006
	Motorsports	All
	Event	Other	Total

Revenues	$347,701	$23,144	$370,845
Depreciation and amortization	23,569	3,673	27,242
Operating income	125,444	5,195	130,639
Capital expenditures	47,890	6,400	54,290

	Six Months Ended May 31, 2007
	Motorsports	All
	Event	Other	Total

Revenues	$346,753	$22,008	$368,761
Depreciation and amortization	29,411	9,737	39,148
Operating income (loss)	101,810	(1,019)	100,791
Capital expenditures	38,605	17,507	56,112
Intersegment revenues were approximately $2.0 million and $665,000 for the three months ended May 31, 2006 and 2007, respectively, and approximately $4.8 million and $2.0 million for the six months ended May 31, 2006 and 2007, respectively.
13. Condensed Consolidating Financial Statements
In connection with the 2004 Senior Notes, the Company is required to provide condensed consolidating financial information for its subsidiary guarantors. All of the Company’s wholly-owned domestic subsidiaries have, jointly and severally, fully and unconditionally guaranteed, to each holder of 2004 Senior Notes and the trustee under the Indenture for the 2004 Senior Notes, the full and prompt performance of the Company’s obligations under the indenture and the 2004 Senior Notes, including the payment of principal (or premium, if any) and interest on the 2004 Senior Notes, on an equal and ratable basis.
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
Included in the tables below, are condensed consolidating balance sheets as of November 30, 2006 and May 31, 2007, condensed consolidating statements of operations for the three and six months ended May 31, 2006 and 2007, and condensed consolidating statements of cash flows for the six months ended May 31, 2006 and 2007, of: (a) the Parent; (b) the guarantor subsidiaries; (c) elimination entries necessary to consolidate Parent with guarantor subsidiaries; and (d) the Company on a consolidated basis (in thousands).

	Condensed Consolidating Balance Sheet At November 30, 2006
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Current assets	$16,396	$208,430	$(21,224)	$203,602
Property and equipment, net	176,574	980,739	—	1,157,313
Advances to and investments in subsidiaries	1,659,901	734,303	(2,394,204)	—
Other assets	127,371	433,773	—	561,144

Total Assets	$1,980,242	$2,357,245	$(2,415,428)	$1,922,059

Current liabilities	$39,617	$150,125	$6,562	$196,304
Long-term debt	1,037,135	48,411	(718,222)	367,324
Deferred income taxes	58,586	133,056	—	191,642
Other liabilities	5	11,669	—	11,674
Total shareholders’ equity	844,899	2,013,984	(1,703,768)	1,155,115

Total Liabilities and Shareholders’ Equity	$1,980,242	$2,357,245	$(2,415,428)	$1,922,059

	Condensed Consolidating Balance Sheet At May 31, 2007
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Current assets	$26,278	$205,478	$(26,586)	$205,170
Property and equipment, net	177,860	1,113,167	—	1,291,027
Advances to and investments in subsidiaries	3,023,599	988,354	(4,011,953)	—
Other assets	134,595	437,987	—	572,582

Total Assets	$3,362,332	$2,744,986	$(4,038,539)	$2,068,779

Current liabilities	$55,815	$238,824	$(1,261)	$293,378
Long-term debt	1,289,001	101,796	(1,014,393)	376,404
Deferred income taxes	66,653	131,799	—	198,452
Other liabilities	—	21,145	—	21,145
Total shareholders’ equity	1,950,863	2,251,422	(3,022,885)	1,179,400

Total Liabilities and Shareholders’ Equity	$3,362,332	$2,744,986	$(4,038,539)	$2,068,779

	Condensed Consolidating Statement of Operations
	For The Three Months Ended May 31, 2006
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Total revenues	$585	$203,872	$(32,374)	$172,083
Total expenses	10,371	141,910	(32,374)	119,907
Operating (loss) income	(9,786)	61,962	—	52,176
Interest and other (expense) income, net	(14,197)	15,666	(5,400)	(3,931)
(Loss) income from continuing operations	(33,372)	69,499	(5,400)	30,727
Net (loss) income	(33,372)	69,459	(5,400)	30,687

	Condensed Consolidating Statement of Operations
	For The Three Months Ended May 31, 2007
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Total revenues	$195	$213,031	$(31,684)	$181,542
Total expenses	15,057	163,148	(31,684)	146,521
Operating (loss) income	(14,862)	49,883	—	35,021
Interest and other (expense) income, net	(8,378)	10,409	(5,086)	(3,055)
(Loss) income from continuing operations	(29,707)	53,189	(5,086)	18,396
Net (loss) income	(29,707)	53,183	(5,086)	18,390

	Condensed Consolidating Statement of Operations
	For The Six Months Ended May 31, 2006
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Total revenues	$1,213	$453,915	$(89,112)	$366,016
Total expenses	18,422	306,067	(89,112)	235,377
Operating (loss) income	(17,209)	147,848	—	130,639
Interest and other (expense) income, net	(8,349)	17,312	(18,525)	(9,562)
(Loss) income from continuing operations	(50,097)	143,480	(18,525)	74,858
Net (loss) income	(50,097)	143,362	(18,525)	74,740

	Condensed Consolidating Statement of Operations
	For The Six Months Ended May 31, 2007
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Total revenues	$562	$450,543	$(84,384)	$366,721
Total expenses	24,938	325,376	(84,384)	265,930
Operating (loss) income	(24,376)	125,167	—	100,791
Interest and other (expense) income, net	(7,729)	16,238	(18,563)	(10,054)
(Loss) income from continuing operations	(50,428)	123,226	(18,563)	54,235
Net (loss) income	(50,428)	123,200	(18,563)	54,209

	Condensed Consolidating Statement of Cash Flows
	For The Six Months Ended May 31, 2006
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(33,137)	$212,071	$(17,850)	$161,084
Net cash provided by (used in) investing activities	29,467	(252,446)	17,850	(205,129)
Net cash used in financing activities	(130)	—	—	(130)

	Condensed Consolidating Statement of Cash Flows
	For The Six Months Ended May 31, 2007
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(40,701)	$221,199	$(21,024)	$159,474
Net cash provided by (used in) investing activities	72,135	(177,428)	21,024	(84,269)
Net cash used in financing activities	(26,116)	(28,679)	—	(54,795)

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
“Admissions, net” revenue includes ticket sales for all of our racing events, activities at DAYTONA USA (which was renamed “ daytona 500 eXperience ” effective July 1, 2007) and other motorsports activities and amusements, net of any applicable taxes.
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
Business Combinations. All business combinations are accounted for under the purchase method. Whether net assets or common stock is acquired, fair values are determined and assigned to the purchased assets and assumed liabilities of the acquired entity. The excess of the cost of the acquisition over fair value of the net assets acquired (including recognized intangibles) is recorded as goodwill. Business combinations involving existing motorsports entertainment facilities commonly result in a significant portion of the purchase price being allocated to the fair value of the contract-based intangible asset associated with long-term relationships manifest in the sanction agreements with sanctioning bodies, such as NASCAR, Grand American Road Racing Association (“Grand American”) and/or Indy Racing League (“IRL”). The continuity of sanction agreements with these bodies has historically enabled the facility operator to host motorsports events year after year. While individual sanction agreements may be of terms as short as one year, a significant portion of the purchase price in excess of the fair value of acquired tangible assets is commonly paid to acquire anticipated future cash flows from events promoted pursuant to these agreements which are expected to continue for the foreseeable future and therefore, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, are recorded as indefinite-lived intangible assets recognized apart from goodwill.
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
The purchase price for the Raceway Associates acquisition was allocated to the assets acquired and liabilities assumed based on their fair market values at the acquisition date as determined by an independent appraisal. Included in this acquisition are certain indefinite-lived intangible assets attributable to the sanction agreements in place at the time of acquisition and goodwill.
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
Impairment of Long-Lived Assets
Northwest US Speedway Development
On April 2, 2007, we announced that despite agreeing to substantial changes to the required legislation to help fund the development of a motorsports entertainment facility in Kitsap County, Washington, it had become apparent that additional modifications would be proposed to the bill. Due to the increased risk that the collective modifications would have a significant negative impact on the project’s financial model, we felt it was in our best long-term interest to discontinue our efforts at the site. As a result, we recorded a non-cash pre-tax charge in the fiscal 2007 second quarter of approximately $5.9 million, or $0.07 per diluted share after-tax, to reflect the write-off of certain capitalized costs including legal, consulting, capitalized interest and other project-specific costs. We still believe the Pacific Northwest represents an attractive long-term opportunity, and remain interested in a motorsports entertainment facility development project in the region.
New York Metropolitan Speedway Development
In September 2006 we ceased fill operations at our Staten Island real property while we addressed the issues raised in communications from the New York State Department of Environmental Conservation (“DEC”) and the New York City Department of Sanitation (“DOS”), including the presence of, and potential need to remediate, fill containing constituents above regulatory thresholds. In May 2007, we entered into a Consent Order with the DEC to resolve the issues surrounding these fill operations and the prior placement of fill at the site that contained constituents above regulatory thresholds. The Consent

Order requires us to remove non-compliant fill pursuant to an approved comprehensive fill removal plan. The Consent Order also required us to pay a penalty to DEC of $562,500, half of which was paid in May 2007 and the other half of which has been suspended so long as we comply with the terms of the Consent Order. Included in the Impairment of Long-lived Assets section of our consolidated statements of operations for the three and six months ended May 31, 2007, is our estimated total costs, including the portion of the penalty which has been paid, attributable to the expected fill removal process of approximately $2.9 million, or $0.04 per diluted share after-tax. We are currently evaluating the existence of other responsible parties and potential recoveries from such parties, if any. We continue to work with the DEC and other agencies to resolve these issues and expect to resume fill operations within the next several months after complying with the Consent Order and once other appropriate regulatory approvals are obtained. The costs associated with the fill removal process are expected to be paid within the next several months, once the DEC has approved our plan and the fill is removed.
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
Stock Repurchases
In December 2006 we announced that our Board of Directors had authorized a share repurchase program (“Stock Purchase Plan”) under which we may purchase up to $50.0 million of our outstanding Class A common shares. In July 2007, our Board of Directors authorized an increase to the Stock Purchase Plan under which we now may purchase up to $150.0 million of our outstanding Class A common shares through November 30, 2008. The timing and amount of any shares repurchased under the Stock Purchase Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plan may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates. During the six months ended May 31, 2007, we purchased 501,432 shares of our Class A common shares, at an average of approximately $51.81 per share, for a total of approximately $26.0 million under the Stock Purchase Plan.
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
Our growth strategy includes investing in certain joint ventures opportunities. In these equity investments we exert significant influence on the investee but do not have effective control over the investee. Our consolidated net income includes our share of the net earnings or losses from these investees. Equity investments include certain risks that can adversely impact our financial position and results of operations. In the fourth quarter of fiscal 2005 we partnered with Speedway Motorsports, Inc. (“SMI”) in our 50/50 joint venture, SMISC, LLC, which, through its wholly-owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics. During the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006, Motorsports Authentics acquired Team Caliber and Action Performance, Inc. (“Action Performance”) and became a leader in design, promotion, marketing and distribution of motorsports licensed merchandise. While Motorsports Authentics has made significant progress subsequent to its acquisitions of Team Caliber and Action Performance, in order to accelerate the improvement of its business operations and more effectively position itself for long-term success it hired a new as President and Chief Executive Officer in June 2007. Under this new leadership, Motorsports Authentics initiated a comprehensive review of its business. Based on this preliminary evaluation to date, we now expect Motorsports Authentics to recognize a loss between $15.0 million and $20.0 million for fiscal 2007. Our 50.0 percent share of this loss is expected to result in an approximate $0.15 to $0.20 reduction in our annual diluted per share after-tax earnings, which assumes limited income tax benefit recognized from such loss. At the present time we continue to believe in the strategic rationale for our equity investment and that Motorsports Authentics has significant potential for generating future growth in earnings and cash flow.
An important component of our operating strategy has been our long-standing practice of focusing closely on supply and demand regarding additional capacity at our facilities. We continually evaluate the demand for our most popular racing events in order to add capacity that we believe will provide an acceptable rate of return on invested capital. Through prudent expansion, we attempt to keep demand at a higher level than supply, which stimulates ticket renewals and advance sales. Advance ticket sales result in earlier cash flow and reduce the potential negative impact of actual and forecasted inclement weather on ticket sales. While we will join with sponsors to offer promotions to generate additional ticket sales, we avoid rewarding last-minute ticket buyers by discounting tickets. We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth than to capture short-term incremental revenue. We recognize that a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment and other lifestyle and business conditions, can negatively impact attendance at our events. Accordingly, we have instituted only modest increases in our weighted average ticket prices for fiscal 2007. In addition, we have limited the expansion of our facilities in fiscal 2007 to projects at our Richmond International Raceway (“Richmond”) which were completed for its NASCAR NEXTEL Cup and Busch series spring events. Richmond removed approximately 2,900 obstructed view grandstand seats from Turns 3 and 4 and added approximately 7,800 grandstand seats in a new, state-of-the-art, 180 foot tall structure located in Turn 1. The new, three-tiered grandstand also includes a 700-person, members-only Club for individual fans looking to enjoy a race weekend in style or businesses seeking to entertain clients. The Club will also serve as a unique site for special events on non-race weekends throughout the year. We will continue to evaluate expansion opportunities, as well as the pricing and packaging of our tickets and other products, on an ongoing basis. Over the long term, we plan to continue to expand capacity at our speedways.
Since we compete with newer entertainment venues for patrons and sponsors, we will continue to evaluate opportunities to enhance our facilities, thereby producing additional revenue generating opportunities for us and improving the experience for our guests. One major example of these efforts is the infield renovation at Daytona International Speedway (“Daytona”) that was completed for the start of the 2005 racing season. The infield renovation features numerous fan amenities and unique revenue generating opportunities, including garage walk-through areas, additional merchandise and concessions vending areas, waterfront luxury recreational vehicle parking areas, a large tunnel to accommodate team haulers and guest recreational vehicles in and out of the infield and other special amenities such as the infield’s signature structure, the Daytona 500 Club. The fan and guest response to our renovation efforts at Daytona has been overwhelmingly positive and has resulted in incremental direct and, we believe, indirect revenue generation. Another example of our efforts to enhance the fan experience includes the fiscal 2005 renovation of Michigan International Speedway’s (“Michigan”) front stretch, including new ticket gates, new vendor and display areas, and several new concession stands, as well as the addition of club seats and luxury suites. For fiscal 2006, we completed additional renovation projects at California Speedway (“California”) and Talladega Superspeedway (“Talladega”). At California, we renovated and expanded the facility’s front midway area. The new plaza features a full-service outdoor café with cuisine by celebrity chef Wolfgang Puck, in addition to a town center, retail store and concert stage. Other highlights include shade features, modified entry gates, expanded hospitality areas, radio broadcast locations, giant video walls, leisure areas and grass and water accents. This project was the direct result of fan feedback, and further demonstrates our commitment to providing a premium entertainment environment for our guests. We also repaved Talladega’s 2.6 mile oval. Talladega’s racing surface had not been repaved since 1979, and we believe the newly paved racing surface enhanced the thrilling on-track competition.
Current Litigation
From time to time, we are a party to routine litigation incidental to our business. We do not believe that the resolution of any or all of such litigation will have a material adverse effect on our financial condition or results of operations.
In addition to such routine litigation incident to our business, we are a party to the litigation described below.
In July 2005, Kentucky Speedway, LLC filed a civil action in the Eastern District of Kentucky against NASCAR and us alleging that “NASCAR and ISC have acted, and continue to act, individually and in combination and collusion with each other and other companies that control motorsports entertainment facilities hosting NASCAR NEXTEL Cup Series, to illegally restrict the award of ... NASCAR NEXTEL Cup Series [races].” The complaint was recently amended to seek, in addition to damages, an injunction requiring NASCAR to “develop objective factors for the award of NEXTEL Cup races”, “divestiture of ISC and NASCAR so that the France Family and anyone else does not share ownership of both companies or serve as officers or directors of both companies”, “ISC’s divestiture of at least 8 of its 12 racetracks that currently operate a NEXTEL Cup race” and prohibiting further alleged violations of the antitrust laws. Curiously, the complaint does not ask the court to cause NASCAR to award a NEXTEL Cup race to the Kentucky Speedway. Other than some vaguely conclusory allegations, the complaint fails to specify any specific unlawful conduct by us. Pre-trial “discovery” in the case was recently concluded and based upon all of the evidentiary materials adduced we believe even more strongly than before that the case is without legal or factual merit. At this point the likelihood of a materially adverse result appears to be remote, although there is always an element of uncertainty in litigation. It is premature to attempt to quantify the potential magnitude of a remotely possible adverse decision, although we intend to continue to defend ourselves vigorously while maintaining potential claims and remedies available to us to recover the damages caused by the filing of the suit. At a status conference in late May 2007 the Court modified the timeline for the case to extend the time periods for the conclusion of submission of summary judgment materials until September 24, 2007 and to tentatively set the date for a trial (if needed) of up to five weeks beginning in March 2008. The fees and expenses associated with the defense of this suit are not covered by insurance and could adversely impact our financial condition or results of operations and cash flows, even if we prevail. Further, the time devoted to this matter by management and the possible impact of litigation on business negotiations occurring prior to resolution of this matter could also adversely impact our financial condition or results of operations and cash flows. Finally, even if the direct effect of the resolution of this case does not result in a material adverse impact on us, it is remotely possible that the resolution of this case could result in industry wide changes in the way race schedules are determined by sanctioning bodies, which could indirectly have a material adverse impact on us.
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
Because of the seasonal concentration of racing events, the results of operations for the three and six month periods ended May 31, 2006 and 2007 are not indicative of the results to be expected for the year.

Comparison of the Results for the Three and Six Months Ended May 31, 2007 to the Results for the Three and Six Months Ended May 31, 2006.
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2006	2007	2006	2007
	(Unaudited)

Revenues:
Admissions, net	28.6%	31.5%	28.6%	30.7%
Motorsports related	59.2	56.2	59.1	57.4
Food, beverage and merchandise	10.6	11.1	10.9	10.7
Other	1.6	1.2	1.4	1.2

Total revenues	100.0	100.0	100.0	100.0
Expenses:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	20.1	18.6	18.9	18.1
Motorsports related	18.9	21.4	17.3	19.0
Food, beverage and merchandise	6.6	6.6	6.7	6.2
General and administrative	16.1	17.4	14.0	16.0
Depreciation and amortization	8.0	11.7	7.4	10.7
Impairment on long-lived assets	0.0	5.0	0.0	2.5

Total expenses	69.7	80.7	64.3	72.5

Operating income	30.3	19.3	35.7	27.5
Interest income	0.6	0.5	0.6	0.6
Interest expense	(1.6)	(2.0)	(1.9)	(2.1)
Equity in net loss from equity investments	(1.3)	(0.2)	(1.3)	(1.3)

Income from continuing operations before income taxes	28.0	17.6	33.1	24.7
Income taxes	10.2	7.5	12.6	10.0

Income from continuing operations	17.8	10.1	20.5	14.7
Loss from discontinued operations	0.0	0.0	0.0	0.0

Net income	17.8%	10.1%	20.5%	14.7%

The comparison of the three and six months ended May 31, 2007 to the same periods of the prior year is impacted by the following factors:
•	Fiscal 2006 was our last year under NASCAR’s multi-year consolidated television broadcast rights agreement with NBC Sports, Turner Sports, FOX, and FX. Beginning in 2007, NASCAR has entered into new combined eight year agreements with FOX, ABC/ESPN, TNT, and Speed for the domestic broadcast and related rights for its NEXTEL Cup, Busch, and Craftsman Truck series. While the average annual broadcast rights for the contract beginning in 2007 is higher than the average for the contract ending in 2006, 2007 rights fees will be less than the 2006 rights fees. See discussion under “Future Trends in Operating Results.”

•	On February 2, 2007, we acquired the 62.5 percent ownership interest in Raceway Associates we did not previously own, bringing our ownership to 100.0 percent. This acquisition was accounted for as a business combination and the operations of Raceway Associates are included in our consolidated operations subsequent to the date of acquisition. Prior to this date, we had accounted for their operations as an equity method investment.

•	An IRL event and NASCAR Craftsman Truck Series event was held at the Kansas Speedway (“Kansas”) in the third quarter of fiscal 2006. The corresponding events were conducted in the second quarter of fiscal 2007.

•	Grand American events were held at Phoenix International Raceway (“Phoenix”) and Homestead Miami Speedway (“Miami”) in the second fiscal quarter of 2006 while no corresponding events were held in the second fiscal quarter of 2007.

•	Richmond completed its aforementioned seat and club addition project in the second quarter of fiscal 2007.

•	In the second quarter of fiscal 2007 we recognized impairments of long-lived assets totaling approximately $9.1 million, or $0.11 per diluted share after-tax, primarily attributable to the aforementioned discontinuance of the speedway development in Kitsap County, Washington and the costs associated with the fill removal process at our Staten Island property.
Admissions revenue increased approximately $8.0 million, or 16.2 percent, and $7.7 million, or 7.4 percent, during the three and six months ended May 31, 2007, respectively, as compared to the same periods of the prior year. The increases for the three and six month periods are primarily attributable to the aforementioned timing of events at Kansas, seat and club additions at Richmond and, to a lesser extent, other non-comparable events during the periods.
Motorsports related revenue was consistent for the three months ended May 31, 2007 and decreased approximately $5.8 million, or 2.7 percent, during the six months ended May 31, 2007, as compared to the same respective periods of the prior year. The previously discussed decrease in the television broadcast and ancillary rights for our NASCAR NEXTEL Cup, Busch, and Craftsman Truck Series is offset by the timing of events at Kansas as well as increases in sponsorship, advertising and other revenues for comparable events and activities during the second quarter. The decrease in television broadcast and ancillary rights are partially offset by the aforementioned factors and other first quarter event revenues for the six month period.
Food, beverage and merchandise revenue increased approximately $2.0 million, or 11.2 percent, and decreased approximately $660,000, or 1.6 percent, during the three and six months ended May 31, 2007, respectively, as compared to the same periods of the prior year. The increase for the three month period is primarily attributable to the timing of events at Kansas, seat and club additions at Richmond and, to a lesser extent, certain other non-comparable events during the period. Attendance for certain NASCAR events conducted during Speedweeks at Daytona contributed to a decrease in the six-month period.
Prize and point fund monies and NASCAR sanction fees decreased approximately $754,000, or 2.2 percent, and $2.8 million, or 4.1 percent, during the three and six months ended May 31, 2007, as compared to the same periods of the prior year. The decrease is primarily attributable to the previously discussed decrease in television broadcast rights fees for the NASCAR NEXTEL Cup, Busch and Craftsman Truck series events during the period as standard NASCAR sanctioning agreements require specific percentage of television broadcast rights fees be paid to competitors. This decrease is partially offset by the timing of the NASCAR Craftsman Truck event at Kansas.
Motorsports related expenses increased by approximately $6.4 million, or 19.7 percent, and $6.5 million, or 10.3 percent, during the three and six months ended May 31, 2007, respectively, as compared to the same periods of the prior year. The increases are primarily attributable to the timing of events at Kansas, the consolidation of Raceway Associates and increases in other event related expenses driven significantly by rescheduled events at Richmond and Darlington Raceway due to inclement weather. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue increased to approximately 24.4 percent and 21.6 percent for the three and six months ended May 31, 2007, as compared to 21.5 percent and 19.7 percent for the same respective periods in the prior year. The margin decrease is primarily due to the previously discussed decrease in television broadcast and ancillary rights fees for the NASCAR NEXTEL Cup, Busch, and Craftsman Truck Series events during the three and six month periods combined with the aforementioned expense increases, partially offset by increases in certain motorsports related revenues during the respective periods.
Food, beverage and merchandise expense increased approximately $648,000, or 5.7 percent, and decreased approximately $1.7 million, or 6.8 percent, during the three and six months ended May 31, 2007, respectively, as compared to the same periods of the prior year. The increase for the three month period is impacted by the timing of events at Kansas and certain other non-comparable events. The decrease for the six month period is primarily attributable to the lower cost of sales in all areas of this business and variable cost associated with lower sales related to certain decreases in attendance in the first quarter partially offset by the aforementioned timing of events in the second quarter. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue decreased to approximately 59.7 percent and 58.2 percent for the three and six months ended May 31, 2007, as compared to 62.8 percent and 61.4 percent for the same respective periods in the prior year. The margin increase for the three month period is primarily attributable to the improved merchandising margins at certain events. The margin increase for the six month period is attributable to margin increases in all areas of this business.
General and administrative expenses increased approximately $3.8 million, or 13.7 percent, and $7.5 million, or 14.7 percent, during the three and six months ended May 31, 2007, respectively, as compared to the same periods of the prior year. These increases are primarily related to costs of litigation, the consolidation of Raceway Associates, certain operating costs related to our pursuit of development projects as well as a net increase in costs related to the growth of our core business. General and administrative expenses as a percentage of total revenues increased to approximately 17.3 percent and 16.0 percent for the three and six months ended May 31, 2007, as compared to 16.1 percent and 14.0 percent for the same respective periods in the prior year. The increases are primarily due to the previously discussed decrease in television broadcast and ancillary rights fees for the NASCAR NEXTEL Cup, Busch, and Craftsman Truck series events combined with aforementioned expense increases partially offset by revenue for certain non-comparable events during the three and six month periods.
Depreciation and amortization expense increased approximately $7.5 million, or 54.2 percent, and $11.9 million, or 43.7 percent, during the three and six months ended May 31, 2007, respectively, as compared to the same periods of the prior year. The increase is primarily attributable to approximately $4.6 million of depreciation recognized during the three months ended May 31, 2007, attributable to certain of our existing offices and other buildings which are expected to be razed during the next 6 to 24 months as part of our Daytona Live! project in Daytona Beach (see further discussion in “Future Liquidity”). In addition, we recognized approximately $2.6 million in additional depreciation associated with a building located in Daytona Beach, Florida which ceased being used in the first fiscal quarter of 2007 and was subsequently razed. The remaining increase is related to our acquisition of Raceway Associates in February 2007, Talladega’s track repaving, suite and seat additions added at Phoenix in fiscal 2006, and other ongoing capital improvements.
The $9.1 million non-cash charge for impairment of long-lived assets is primarily attributable to our announcement on April 2, 2007, that we were abandoning our pursuit of the development of a motorsports entertainment facility in Kitsap County, Washington. In addition, in May 2007, we entered into the Consent Order with DEC for the fill removal process on our Staten Island property and accrued the estimated total costs for such fill removal. See discussion under “Future Liquidity – Speedway Developments.”
Interest income decreased by approximately $148,000, or 13.6 percent, and increased $276,000, or 13.7 percent, during the three and six months ended May 31, 2007, respectively, as compared to the same periods of the prior year. The three month decrease is primarily due to lower average cash and short-term investment balances as a result of cash used for the acquisition of the remaining interest in Raceway Associates in February 2007 and the implementation of a stock repurchase program in late December 2006, partially offset by higher yields on investments. The six month increase is due to higher average cash and short-term investment balances early in the first quarter coupled with higher yields on investments.
Interest expense increased by approximately $868,000, or 30.6 percent, and $840,000, or 12.2 percent, during the three and six months ended May 31, 2007, respectively, as compared to the same periods of the prior year. The increases during the three and six month periods are primarily due to less capitalized interest and the assumption of third party debt in connection with the Raceway Associates acquisition. The increase during the six month period is also due to by borrowings on our credit facility to partially finance the acquisition of the remaining interest in Raceway Associates which were paid off early in our second quarter.
Equity in net loss from equity investments represents our 50.0 percent equity investment in SMISC, LLC, and our pro rata share of the loss from our 37.5 percent equity investment in Raceway Associates prior to the acquisition of the remaining interest in February 2007. Because of the seasonal concentration of racing events, the results of operations for the three and six month periods ended May 31, 2007, are not indicative of the results to be expected for the year.

Our effective income tax rate increased to approximately 42.5 percent and 40.2 percent, for the three and six months ended May 31, 2007, respectively, as compared to 36.3 percent and 38.2 percent for the same respective periods of the prior year. These increases are is primarily a result of one time benefits relating to discrete items in the second quarter of fiscal 2006, including the implementation of certain restructuring initiatives and the finalization of certain state tax matters. The tax treatment associated with the losses incurred in our equity investments and certain state tax implications relating to the aforementioned impairment of long-lived assets recognized in the second quarter of fiscal 2007 also contributed to the increased rate. A decrease in our overall blended state tax rate and deposits made during the fourth quarter of fiscal 2006 and first quarter of fiscal 2007 with the Internal Revenue Service (“Service”) to stop the accrual of interest on contested items in our ongoing federal tax examination partially offset the overall increased rate. See “Future Liquidity” for further discussion regarding the examination of our federal income tax returns.
As a result of the foregoing, our income from continuing operations decreased from approximately $30.7 million to approximately $18.4 million, or 40.1 percent, during the three months ended May 31, 2007, as compared to the same period of the prior year and from approximately $74.9 million to $54.2 million, or 27.5 percent, during the six months ended May 31, 2007, as compared to the same period of the prior year.
The operations of Nazareth are presented as discontinued operations, net of tax, for all periods presented in accordance with SFAS No. 144.
As a result of the foregoing, net income decreased from approximately $30.7 million, or $0.58 per diluted share, to approximately $18.4 million, or $0.35 per diluted share, during the three months ended May 31, 2007, as compared to the same period of the prior year and from approximately $74.7 million, or $1.40 diluted shares, to approximately $54.2 million, or $1.02 per diluted share, during the six months ended May 31, 2007, as compared to the same period of the prior year. The decrease in the earnings per diluted share is partially offset by the reduction in the weighted average shares outstanding as a result of the previously discussed stock repurchase program.
Liquidity and Capital Resources
General
We have historically generated sufficient cash flow from operations to fund our working capital needs and capital expenditures at existing facilities, as well as to pay an annual cash dividend. In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance of long-term debt, borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects. At May 31, 2007, we had cash, cash equivalents and short-term investments totaling approximately $99.3 million and long-term debt outstanding, including the current portion, of approximately $378.9 million. The long-term debt includes approximately $11.0 million of Raceway Associates’ long-term debt which was assumed in the acquisition. We had a working capital deficit of approximately $88.2 million at May 31, 2007, primarily as a result of the cash paid in connection with the Raceway Associates’ acquisition. At November 30, 2006, we had working capital of approximately $7.3 million.
Our liquidity is primarily generated from our ongoing motorsports operations, and we expect our strong operating cash flow to continue in the future. In addition, as of May 31, 2007, we have approximately $300.0 million available to draw upon under our revolving credit facility, if needed. See “Future Liquidity” for additional disclosures relating to our credit facility and certain risks that may affect our near term operating results and liquidity.
Cash Flows
Net cash provided by operating activities was approximately $159.5 million for the six months ended May 31, 2007, compared to approximately $161.1 million for the six months ended May 31, 2006. The difference between our net income of approximately $54.2 million and the approximately $159.5 million of operating cash flow was primarily attributable to:
•	an increase in deferred income of approximately $85.7 million;

•	depreciation and amortization expense of approximately $39.1 million;

•	deferred income taxes of approximately $7.8 million;

•	non-cash impairments of long-lived assets of approximately $6.1 million;

•	loss from equity investments of approximately $4.6 million; and

•	an increase in income taxes payable of approximately $3.0 million.
These differences were partially offset by an increase in accounts receivable of approximately $24.3 million, an increase in inventories, prepaid expenses and other assets of approximately $13.2 million and deposits with the Internal Revenue Service of approximately $7.1 million.
Net cash used in investing activities was approximately $84.3 million for the six months ended May 31, 2007, compared to approximately $205.1 million for the six months ended May 31, 2006. Our use of cash for investing activities reflects our acquisition of the remaining 62.5 percent interest in Raceway Associates we did not previously own totaling approximately $87.1 million, net of cash acquired, approximately $56.1 million in capital expenditures and purchases of short-term investments of approximately $24.6 million. This use of cash is partially offset by approximately $83.5 million in proceeds from the sale of short-term investments.
Net cash used in financing activities was approximately $54.8 million for the six months ended May 31, 2007, compared to approximately $130,000 for the six months ended May 31, 2006. Cash used in financing activities reflects $65.0 million of payments under our 2006 Credit Facility and payments of approximately $28.7 million of long-term debt assumed in connection with the acquisition of Raceway Associates and approximately $26.5 million in acquisitions of previously issued common stock. Partially offsetting the cash used is $65.0 million in borrowings under our 2006 Credit Facility.
Capital Expenditures
Capital expenditures totaled approximately $56.1 million for the six months ended May 31, 2007, compared to approximately $54.3 million for the six months ended May 31, 2006. The capital expenditures during the six months ended May 31, 2007, relate to the construction of certain buildings supporting our operations and administration functions in Daytona Beach, Florida, seats and club additions at Richmond and a variety of other improvements and renovations to our facilities.
At May 31, 2007, we have approximately $59.7 million in capital projects currently approved for our existing facilities. These projects include the acquisition of land and land improvements at various facilities for expansion of parking, camping capacity and other uses, the repaving of Darlington’s racing surface, and a variety of other improvements and renovations to our facilities that enable us to effectively compete with other sports venues for consumer and corporate spending.
As a result of these currently approved projects and estimated additional approvals in fiscal 2007, we expect our total fiscal 2007 capital expenditures at our existing facilities will be approximately $80.0 million to $90.0 million, depending on the timing of certain projects.
We review the capital expenditure program periodically and modify it as required to meet current business needs.
Future Liquidity
Long-Term Obligations and Commitments
On April 23, 2004, we completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, we completed an offer to exchange the senior notes for registered senior notes with substantially identical terms (“2004 Senior Notes”). At May 31, 2007, outstanding 2004 Senior Notes totaled approximately $300.6 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 4.2 percent and are due April 2009, and $150.0 million principal amount unsecured senior notes, which bear interest at 5.4 percent and are due April 2014. The 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Our wholly-owned domestic subsidiaries are guarantors of the 2004 Senior Notes.
In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”), issued approximately $71.3 million in taxable special obligation revenue (“TIF”) bonds in connection with the financing of construction of Kansas Speedway. At May 31, 2007, outstanding TIF bonds totaled approximately $67.3 million, net of the unamortized discount, which is comprised of a $18.7 million principal amount, 6.2 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by our wholly-owned subsidiary, Kansas Speedway Corporation. Principal (mandatory redemption) payments per the Funding Commitment are payable by Kansas Speedway Corporation on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. Kansas Speedway Corporation granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway’s boundaries and are not our obligation. Kansas Speedway Corporation has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At May 31, 2007, the Unified Government had approximately $3.8 million in 2002 STAR Bonds outstanding. Under a keepwell agreement, we have agreed to provide financial assistance to Kansas Speedway Corporation, if necessary, to support its guarantee of the 2002 STAR Bonds.
In connection with our February 2, 2007, acquisition of the 62.5 percent ownership interest in Raceway Associates we did not previously own, we assumed approximately $39.7 million in third party debt, consisting of three bank term loans and two revenue bonds payable. The first bank term loan (“Chicagoland Term Loan”) was a construction loan for the development of Chicagoland with principal outstanding at the date of acquisition of approximately $28.4 million. The Chicagoland Term Loan had an original ten year term and was due November 15, 2012, with equal payments of principal, in the amount of $1.2 million, and interest due quarterly. We paid the remaining principal and accrued interest on the Chicagoland Term Loan subsequent to the acquisition in February 2007. The second bank term loan (“4.9 percent Bank Loan”) consists of a construction and mortgage note with principal outstanding at the date of acquisition of approximately $3.3 million, original 20 year term due June 2018, with a current interest rate of 4.9 percent and a monthly payment of $48,000 principal and interest. The interest rate and monthly payments will be adjusted on June 1, 2008, and 2013. At May 31, 2007, outstanding principal on the 4.9 percent Bank Loan was approximately $3.2 million. The third bank term loan (“6.3 percent Bank Loan”) consists of a mortgage note with principal outstanding at the date of acquisition of approximately $271,000, original five year term due February 2008, with a fixed interest rate of 6.3 percent and a monthly payment of $25,000 principal and interest. At May 31, 2007, outstanding principal on the 6.3 percent Bank Loan was approximately $200,000. The first revenue bonds payable (“5.8 percent Revenue Bonds”) consist of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements with principal outstanding at the date of acquisition of approximately $2.5 million. The 5.8 percent Revenue Bonds have an initial interest rate of 5.8 percent and a monthly payment of $29,000 principal and interest. The interest rate will be adjusted on June 1, 2008 and will continue until maturity in June 2018. At May 31, 2007, outstanding principal on the 5.8 percent Revenue Bonds was approximately $2.4 million. The second revenue bonds payable (“6.8 percent Revenue Bonds”) are special service area revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements with principal outstanding at the date of acquisition of approximately $5.2 million. The 6.8 percent Revenue Bonds are billed and paid as a special assessment on real estate taxes. Interest payments are due on a semi-annual basis at 6.8 percent with principal payments due annually. Final maturity of the 6.8 percent Revenue Bonds is January 2012. At May 31, 2007, outstanding principal on the 6.8 percent Revenue Bonds was approximately $5.2 million.
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
We have guaranteed minimum royalty payments under certain agreements through December 2015, with a remaining maximum exposure at May 31, 2007, of approximately $12.5 million.
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
Denver Speedway Development
In February 2007, we announced that we are exploring the possibility of pursuing a public-private partnership to develop a national-level motorsports entertainment facility in the Denver metropolitan region.
Through a wholly-owned subsidiary, we are evaluating a number of land parcels, and look forward to working with public entities to explore the feasibility of a jointly funded motorsports entertainment facility that could accommodate approximately 75,000 fans and bring considerable economic impact to the area.
The project is in a very early phase and we do not have a pre-determined timetable for concluding our potential site evaluation or determining a specific course of action concerning the pursuit of a public-private partnership to fund the project.
Northwest US Speedway Development
In June 2005, we announced we had secured an option to purchase approximately 950 acres for the development of a motorsports entertainment facility in Kitsap County, Washington, approximately 20 miles outside of Seattle, Washington, the country’s 14th largest media market. State legislation was required to create a Public Speedway Authority and authorize the issuance of bonds to help finance the project. In early February 2007, the necessary legislation was introduced into both the Washington State House of Representatives and Senate in hopes of successfully completing this stage of the process. On April 2, 2007, we announced that despite agreeing to substantial changes to the legislation, it became apparent that additional modifications would be proposed to the bill. Due to the increased risk that the collective modifications would have a significant negative impact on the project’s financial model, we felt it was in our best long-term interest to discontinue our efforts at the Kitsap County site. As a result, we have terminated our land option and recorded a non-cash pre-tax charge in the fiscal 2007 second quarter of approximately $5.9 million, or $0.07 per diluted share after-tax, to reflect the write-off of certain capitalized costs including legal, consulting, capitalized interest and other project-specific costs. We still believe the Pacific Northwest represents an attractive long-term opportunity, and remain interested in a motorsports entertainment facility development project in the region.
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
The decision to discontinue our speedway development efforts on Staten Island resulted in a non-cash, pre-tax charge in our fiscal 2006 fourth quarter results of approximately $84.7 million, or $1.01 per diluted share after-tax. Accounting rules generally accepted in the US require that the property be valued at its then current fair value, which was estimated by an independent appraisal at approximately $65.0 million. Prior to the write-off, we had capitalized spending of approximately $150.0 million through November 30, 2006, including: (1) $123.0 million for land and related improvements, (2) $11.0 million for costs related solely to the development of the speedway, and (3) $16.0 million for capitalized interest and property taxes. The value of the property is expected to be in excess of $100.0 million once it is filled and ready for sale. As previously discussed, we ceased fill operations while we address certain issues the DEC and DOS raised, including the presence of, and potential need to remediate, fill containing constituents above regulatory thresholds. In May 2007, we entered into a Consent Order with DEC to resolve the issues surrounding these fill operations and the prior placement of fill at the site that contained constituents above regulatory thresholds. The Consent Order requires us to remove non-compliant fill pursuant to the comprehensive fill removal plan. The Consent Order also required us to pay a penalty to DEC of $562,500, half of which was paid in May 2007 and the other half of which has been suspended so long as we comply with the terms of the Consent Order. We recognized the estimated total costs, including the penalty paid, attributable to the expected fill removal process totaling approximately $2.9 million, or $0.04 per diluted share after-tax, in the second quarter of fiscal 2007. We are currently evaluating the existence of other responsible parties and potential recoveries from such parties, if any. We continue to work with the DEC and other agencies to resolve these issues and expect to resume fill operations within the next several months after appropriate regulatory approvals are obtained. The costs associated with the fill removal process are expected to be paid within the next several months, once the DEC has approved our plan and the fill is removed.
We have begun to market the property for disposition and anticipate engaging in discussions with several potential buyers and/or joint venture partners over the next several months. Our prior market demand studies indicate that the most likely future use will be port-related industrial development. We continue to evaluate various alternative strategies for the Staten Island acreage, including potentially selling the property in whole or in parts, or developing the property with a third party for some other use. Given that the property is the largest undeveloped acreage of land in the five boroughs of New York City, we believe it will be attractive to a wide range of developers and users. The site is currently zoned as-of-right for industrial use and could provide ease of access through a deep-water dock located on site. Also, the property can be easily accessed from the local highway system.
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
Daytona Live! Development
In May 2007, we announced we had entered into a 50/50 joint venture (the “Joint Venture”) with The Cordish Company (“Cordish”), one of the largest and most respected developers in the country, to explore a potential mixed-use entertainment destination development to be named Daytona Live!, on 71 acres we currently own. Located directly across International Speedway Boulevard (U.S. Highway 92) from our Daytona motorsports entertainment facility, the acreage currently includes several office buildings that house our corporate headquarters and certain related operations of ours, NASCAR and Grand American. Preliminary conceptual designs call for a 200,000 square foot mixed-use retail/dining/entertainment area as well as a 2,500-seat movie theater, a residential component and a 160-room hotel. In addition, the redevelopment could also include approximately 200,000 square feet of office space to house the headquarters of ISC, NASCAR, Grand American and their related businesses, and additional space for other tenants. Final design plans are expected to be completed by the end of 2007 and will incorporate the results of local market studies and further project analysis. The Joint Venture is hopeful to receive all necessary permitting and other approvals in the next twelve months. The current estimated cost for the redevelopment is approximately $250 million. Both ISC and Cordish will contribute an equal amount of equity to the joint venture. We expect our contribution to range between $15 million and $20 million in cash, as well as land currently owned. The remainder of the project will be primarily privately financed by the Joint Venture. However, specific financing considerations for the Joint Venture are dependent on several factors including lease arrangements and availability of public incentives. Lastly, if the Joint Venture proceeds with the project, it is expected that several of our existing offices and other buildings, which are not fully depreciated, will be razed during the next six to 24 months. This will result in a non-cash charge relating to additional depreciation of approximately $12.0 million in total, or $0.14 per diluted share after tax, over the final three quarters of fiscal 2007. Approximately $4.6 million, or $0.05 per diluted share after tax, of this additional depreciation is included in our second quarter fiscal 2007 results.
Internal Revenue Service Examination
The Service is currently performing a periodic examination of our federal income tax returns for the years ended November 30, 1999 through 2005 and has challenged the tax depreciation treatment of a significant portion of our motorsports entertainment facility assets. Through May 31, 2007, we have received reports from the Service requesting downward adjustments to our tax depreciation expense for the fiscal years ended November 30, 1999 through 2005, which could potentially result in the reclassification of approximately $101.1 million of income taxes from deferred to current. Including related interest, the combined after-tax cash flow impact of these requested adjustments is approximately $117.9 million. In order to prevent incurring additional interest, we have approximately $117.9 million on deposit with the Service as of May 31, 2007, which is classified as long-term assets in our consolidated financial statements. Our deposits are not a payment of tax, and we will receive accrued interest on any of these funds ultimately returned to us. Including related interest, we estimate the combined after-tax cash flow impact of future additional federal tax adjustments expected for fiscal 2006, and related state tax revisions and interest for all periods, to range between $30.0 million and $40.0 million at May 31, 2007. In June 2007 the Service commenced the administrative appeals process which is expected to take six to fifteen months to complete. If our appeal is not resolved satisfactorily, we will evaluate all of our options, including litigation. We believe that our application of the federal income tax regulations in question, which have been applied consistently since being adopted in 1986 and have been subjected to previous IRS audits, is appropriate, and we intend to vigorously defend the merits of our position. In accordance with SFAS No. 109 “Accounting for Income Taxes,” we have accrued a deferred tax liability based on the differences between our financial reporting and tax bases of such assets in our consolidated balance sheet as of May 31, 2007. While an adverse resolution of these matters could result in a material negative impact on cash flow, including payment of taxes from amounts currently on deposit with the Service, we believe that we have provided adequate reserves related to these matters including interest charges through May 31, 2007 totaling approximately $13.2 million, and, as a result, does not expect that such an outcome would have a material adverse effect on results of operations. It is important to note the Federal American Jobs Creation Act of 2004 legislation, which was effective on October 23, 2004, provides owners of motorsports entertainment facility assets a seven-year recovery period for tax depreciation purposes. The motorsports provision applies prospectively from the date of enactment through January 1, 2008. We and others in the industry are pursuing an extension of this seven-year prospective tax depreciation provision.
Future Cash Flows
Our cash flow from operations consists primarily of ticket, hospitality, merchandise, catering and concession sales and contracted revenues arising from television broadcast rights and marketing partnerships. We believe that cash flows from operations, along with existing cash, cash equivalents, short-term investments and available borrowings under our 2006 Credit Facility, will be sufficient to fund:
•	operations and approved capital projects at existing facilities for the foreseeable future;

•	payments required in connection with the funding of the Unified Government’s debt service requirements related to the TIF bonds;

•	payments related to our existing debt service commitments;

•	payments for share repurchases under our Stock Purchase Plan;

•	any potential payments associated with our keepwell agreements;

•	any equity contributions in connection with the Daytona Live! development;

•	any payment of tax that may ultimately occur as a result of the examination by the Service; and

•	the fees and expenses incurred in connection with the current legal proceeding discussed in Part II “Legal Proceedings.”
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the six months ended May 31, 2007, there have been no material changes in our market risk exposures.
ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES
Subsequent to May 31, 2007, and prior to the filing of this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at May 31, 2007, and during the period prior to the filing of this report.
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
Current Litigation
In July 2005, Kentucky Speedway, LLC filed a civil action in the Eastern District of Kentucky against NASCAR and us alleging that “NASCAR and ISC have acted, and continue to act, individually and in combination and collusion with each other and other companies that control motorsports entertainment facilities hosting NASCAR NEXTEL Cup Series, to illegally restrict the award of ... NASCAR NEXTEL Cup Series [races].” The complaint was recently amended to seek, in addition to damages, an injunction requiring NASCAR to “develop objective factors for the award of NEXTEL Cup races”, “divestiture of ISC and NASCAR so that the France Family and anyone else does not share ownership of both companies or serve as officers or directors of both companies”, “ISC’s divestiture of at least 8 of its 12 racetracks that currently operate a NEXTEL Cup race” and prohibiting further alleged violations of the antitrust laws. Curiously, the complaint does not ask the court to cause NASCAR to award a NEXTEL Cup race to the Kentucky Speedway. Other than some vaguely conclusory allegations, the complaint fails to specify any specific unlawful conduct by us. Pre-trial “discovery” in the case was recently concluded and based upon all of the evidentiary materials adduced we believe even more strongly than before that the case is without legal or factual merit. At this point the likelihood of a materially adverse result appears to be remote, although there is always an element of uncertainty in litigation. It is premature to attempt to quantify the potential magnitude of a remotely possible adverse decision, although we intend to continue to defend ourselves vigorously while maintaining potential claims and remedies available to us to recover the damages caused by the filing of the suit. At a status conference in late May 2007 the Court modified the timeline for the case to extend the time periods for the conclusion of submission of summary judgment materials until September 24, 2007 and to tentatively set the date for a trial (if needed) of up to five weeks beginning in March 2008. The fees and expenses associated with the defense of this suit are not covered by insurance and could adversely impact our financial condition or results of operations and cash flows, even if we prevail. Further, the time devoted to this matter by management and the possible impact of litigation on business negotiations occurring prior to resolution of this matter could also adversely impact our financial condition or results of operations and cash flows. Finally, even if the direct effect of the resolution of this case does not result in a material adverse impact on us, it is remotely possible that the resolution of this case could result in industry wide changes in the way race schedules are determined by sanctioning bodies, which could indirectly have a material adverse impact on us.
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
Our success depends on the availability and performance of key personnel
Following the death of our Chairman, William C. France, on June 4, 2007, our continued success depends more than ever upon the availability and performance of the remainder of our senior management team, including James C. France, Lesa France Kennedy and John R. Saunders. Each of these individuals possesses unique and extensive industry knowledge and experience. While we believe that our senior management team has significant depth, the additional loss of any of the individuals mentioned above, or our inability to retain and attract key employees in the future, could have a negative effect on our operations and business plans.
We are subject to changing governmental regulations and legal standards that could increase our expenses
With the exception of issues concerning the fill operations on Staten Island raised by the New York State Department of Environmental Conservation (“DEC”) and the New York City Department of Sanitation (“DOS”), including the presence of, and potential need to remediate, fill containing constituents above permitted regulatory thresholds, we believe that our operations are in material compliance with all applicable federal, state and local environmental, land use and other laws and regulations. In May 2007, we entered into a Consent Order with DEC to resolve several issues surrounding these fill operations and the acceptance of fill at the site that did not comply with certain regulatory standards. The Consent Order requires us to remove non-compliant fill pursuant to the comprehensive fill removal plan. The Consent Order also required us to pay a penalty to DEC of $562,500, half of which was paid in May 2007 and the other half of which will be held in abeyance so long as we comply with the terms of the Consent Order. Nonetheless, if it is determined that damage to persons or property or contamination of the environment has been caused or exacerbated by the operation or conduct of our business or by pollutants, substances, contaminants or wastes used, generated or disposed of by us, or if pollutants, substances, contaminants or wastes are found on property currently or previously owned or operated by us, we may be held liable for such damage and may be required to pay the cost of investigation and/or remediation of such contamination or any related damage. The amount of such liability as to which we are self-insured could be material. State and local laws relating to the protection of the environment also can include noise abatement laws that may be applicable to our racing events. Our existing facilities continue to be used in situations where the standards for new facilities to comply with certain laws and regulations, including the Americans with Disabilities Act, are constantly evolving. Changes in the provisions or application of federal, state or local environmental, land use or other laws, regulations or requirements to our facilities or operations, or the discovery of previously unknown conditions, also could require us to make additional material expenditures to remediate or attain compliance.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				(d) Maximum number of
			(c) Total number of	shares (or approximate dollar
		(b) Average	shares purchased as part	value of shares) that may yet
	(a) Total number	price paid per	of publicly announced	be purchased under the plans
Period	of shares purchased	share	plans or programs	or programs (in thousands)
March 1, 2007 - March 31, 2007	95,636	$52.24	95,636	$34,000
April 1, 2007 - April 30, 2007	96,803	51.61	96,803	29,000
May 1, 2007 - May 31, 2007	99,257	50.33	99,257	24,000

	291,696	51.38	291,696

In December 2006 we announced that our Board of Directors had authorized a share repurchase program (“Stock Purchase Plan”) under which we may purchase up to $50.0 million of our outstanding Class A common shares. In July 2007, our Board of Directors authorized an increase to the Stock Purchase Plan under which we now may purchase up to $150.0 million of our outstanding Class A common shares through November 30, 2008. The timing and amount of any shares repurchased under the Stock Purchase Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plan may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates. During the six months ended May 31, 2007, we purchased 501,432 shares of our Class A common shares, at an average of approximately $51.81 per share, for a total of approximately $26.0 million under the Stock Purchase Plan. The transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1.

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

INTERNATIONAL SPEEDWAY CORPORATION
(Registrant)
Date: 7/10/2007	/s/ Susan G. Schandel

Susan G. Schandel, Senior Vice President
& Chief Financial Officer