Form 10-Q
period 2007-08-31
INTERNATIONAL SPEEDWAY CORP
filed 2007-10-09
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class A Common Stock	30,782,959 shares	as of August 31, 2007.

Class B Common Stock	21,646,210 shares	as of August 31, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30, 2006	August 31, 2007
	(Unaudited)
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$59,681	$57,009
Short-term investments	78,000	39,250
Receivables, less allowance of $1,000 in 2006 and 2007	52,699	57,886
Inventories	3,976	6,195
Deferred income taxes	995	1,311
Prepaid expenses and other current assets	8,251	35,466

Total Current Assets	203,602	197,117

Property and Equipment, net of accumulated depreciation of $371,219 and $412,194, respectively	1,157,313	1,281,383
Other Assets:
Equity investments	175,915	112,201
Intangible assets, net	149,314	179,019
Goodwill	99,507	118,605
Deposits with Internal Revenue Service	110,813	117,936
Other	25,595	27,644

	561,144	555,405

Total Assets	$1,922,059	$2,033,905

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$770	$2,565
Accounts payable	29,577	21,257
Deferred income	124,254	192,319
Income taxes payable	22,477	19,723
Other current liabilities	19,226	28,068

Total Current Liabilities	196,304	263,932

Long-Term Debt	367,324	375,654
Deferred Income Taxes	191,642	206,705
Long-Term Deferred Income	10,808	16,070
Other Long-Term Liabilities	866	5,744
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 31,078,307 and 30,603,208 issued and outstanding in 2006 and 2007, respectively	311	306
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 22,100,263 and 21,646,210 issued and outstanding in 2006 and 2007, respectively	221	216
Additional paid-in capital	698,396	650,709
Retained earnings	456,187	514,569

Total Shareholders’ Equity	1,155,115	1,165,800

Total Liabilities and Shareholders’ Equity	$1,922,059	$2,033,905

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Three Months Ended
	August 31, 2006	August 31, 2007
	(Unaudited)
	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$56,918	$62,970
Motorsports related	100,541	113,689
Food, beverage and merchandise	19,410	17,663
Other	2,023	1,978

	178,892	196,300

EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	30,320	35,067
Motorsports related	41,620	47,099
Food, beverage and merchandise	12,430	10,605
General and administrative	28,391	31,383
Depreciation and amortization	14,323	23,825
Impairment of long-lived assets	—	108

	127,084	148,087

Operating income	51,808	48,213
Interest income	1,363	1,402
Interest expense	(2,713)	(4,041)
Equity in net income (loss) from equity investments	5,451	(17,145)

Income from continuing operations before income taxes	55,909	28,429
Income taxes	21,610	18,882

Income from continuing operations	34,299	9,547
Loss from discontinued operations, net of income tax benefits of $60 and $40	(27)	(30)

Net income	$34,272	$9,517

Basic earnings per share:
Income from continuing operations	$0.64	$0.18
Loss from discontinued operations	—	—

Net income	$0.64	$0.18

Diluted earnings per share:
Income from continuing operations	$0.64	$0.18
Loss from discontinued operations	—	—

Net income	$0.64	$0.18

Dividends per share	$—	$—

Basic weighted average shares outstanding	53,177,570	52,473,146

Diluted weighted average shares outstanding	53,272,124	52,583,820

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Nine Months Ended
	August 31, 2006	August 31, 2007
	(Unaudited)

	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$161,718	$175,518
Motorsports related	316,788	324,095
Food, beverage and merchandise	59,435	57,028
Other	6,969	6,380

	544,910	563,021

EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	99,422	101,341
Motorsports related	104,886	116,886
Food, beverage and merchandise	37,000	33,506
General and administrative	79,589	90,127
Depreciation and amortization	41,565	62,973
Impairment of long-lived assets	—	9,184

	362,462	414,017

Operating income	182,448	149,004
Interest income	3,384	3,699
Interest expense	(9,613)	(11,781)
Equity in net income (loss) from equity investments	768	(21,756)

Income from continuing operations before income taxes	176,987	119,166
Income taxes	67,829	55,384

Income from continuing operations	109,158	63,782
Loss from discontinued operations, net of income tax benefits of $208 and $126	(146)	(56)

Net income	$109,012	$63,726

Basic earnings per share:
Income from continuing operations	$2.05	$1.21
Loss from discontinued operations	—	—

Net income	$2.05	$1.21

Diluted earnings per share:
Income from continuing operations	$2.05	$1.20
Loss from discontinued operations	—	—

Net income	$2.05	$1.20

Dividends per share	$0.08	$0.10

Basic weighted average shares outstanding	53,162,611	52,791,267

Diluted weighted average shares outstanding	53,262,895	52,905,851

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statement of Shareholders’ Equity

	Class A Common	Class B Common			Total
	Stock $.01	Stock $.01	Additional	Retained	Shareholders’
	Par Value	Par Value	Paid-in Capital	Earnings	Equity
	(Unaudited)
	(In Thousands)

Balance at November 30, 2006	$311	$221	$698,396	$456,187	$1,155,115
Activity 12/1/06 — 8/31/07:
Comprehensive income:
Net income	—	—	—	63,726	63,726
Cash dividend declared ($.10 per share)	—	—	—	(5,292)	(5,292)
Exercise of stock options	—	—	357	—	357
Reacquisition of previously issued common stock	(10)	—	(51,455)	(52)	(51,517)
Conversion of Class B Common Stock to Class A Common Stock	5	(5)	—	—	—
Income tax benefit related to stock-based compensation	—	—	178	—	178
Stock-based compensation	—	—	3,233	—	3,233

Balance at August 31, 2007	$306	$216	$650,709	$514,569	$1,165,800

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Nine Months Ended
	August 31, 2006	August 31, 2007
	(Unaudited)
	(In Thousands)
OPERATING ACTIVITIES
Net income	$109,012	$63,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,565	62,973
Stock-based compensation	2,019	3,233
Amortization of financing costs	410	388
Deferred income taxes	13,462	16,004
(Income) loss from equity investments	(768)	21,756
Impairment of long-lived assets, non-cash	—	6,143
Excess tax benefits relating to stock-based compensation	(185)	(169)
Other, net	(105)	1,314
Changes in operating assets and liabilities:
Receivables, net	(9,844)	(3,315)
Inventories, prepaid expenses and other assets	(23,866)	(28,737)
Deposits with Internal Revenue Service	—	(7,123)
Accounts payable and other liabilities	6,957	9,465
Deferred income	55,996	58,515
Income taxes	(325)	(2,576)

Net cash provided by operating activities	194,328	201,597

INVESTING ACTIVITIES
Capital expenditures	(81,282)	(70,439)
Proceeds from asset disposals	161	—
Purchase of equity investments	(124,565)	—
Acquisition of business, net of cash acquired	—	(87,111)
Proceeds from affiliate	128	67
Proceeds from short-term investments	52,050	105,120
Purchases of short-term investments	(124,150)	(66,370)
Other, net	(374)	58

Net cash used in investing activities	(278,032)	(118,675)

FINANCING ACTIVITIES
Proceeds under credit facility	80,000	65,000
Payments under credit facility	(80,000)	(65,000)
Payment of long-term debt	—	(29,311)
Exercise of Class A common stock options	145	357
Cash dividends paid	(4,270)	(5,292)
Excess tax benefits relating to stock-based compensation	185	169
Reacquisition of previously issued common stock	(460)	(51,517)
Deferred financing costs	(368)	—

Net cash used in financing activities	(4,768)	(85,594)

Net decrease in cash and cash equivalents	(88,472)	(2,672)
Cash and cash equivalents at beginning of period	130,758	59,681

Cash and cash equivalents at end of period	$42,286	$57,009

See accompanying notes.

International Speedway Corporation
Notes to Consolidated Financial Statements
August 31, 2007
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
Because of the seasonal concentration of racing events, the results of operations for the three and nine months ended August 31, 2006 and 2007 are not indicative of the results to be expected for the year.
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
3. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended August 31 (in thousands, except share amounts):

	Three Months Ended		Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2006	2007	2006	2007

Basic and diluted:
Income from continuing operations	$34,299	$9,547	$109,158	$63,782
Loss from discontinued operations	(27)	(30)	(146)	(56)

Net income	$34,272	$9,517	$109,012	$63,726

Basic earnings per share denominator:
Weighted average shares outstanding	53,177,570	52,473,146	53,162,611	52,791,267

Basic earnings per share:
Income from continuing operations	$0.64	$0.18	$2.05	$1.21
Loss from discontinued operations	—	—	—	—

Net income	$0.64	$0.18	$2.05	$1.21

Diluted earnings per share denominator:
Weighted average shares outstanding	53,177,570	52,473,146	53,162,611	52,791,267
Common stock options	12,358	17,956	14,043	18,184
Contingently issuable shares	82,196	92,718	86,241	96,400

Diluted weighted average shares outstanding	53,272,124	52,583,820	53,262,895	52,905,851

Diluted earnings per share:
Income from continuing operations	$0.64	$0.18	$2.05	$1.20
Loss from discontinued operations	—	—	—	—

Net income	$0.64	$0.18	$2.05	$1.20

Anti-dilutive shares excluded in the computation of diluted earnings per share	69,539	65,540	45,919	45,467

4. Acquisition of Businesses
Raceway Associates, LLC
On February 2, 2007, the Company acquired the 62.5 percent ownership interest in Raceway Associates, LLC (“Raceway Associates”) it did not previously own, bringing its ownership to 100.0 percent. Raceway Associates operates Chicagoland Speedway (“Chicagoland”) and Route 66 Raceway (“Route 66”). The purchase price for the 62.5 percent ownership interest totaled approximately $111.1 million, including approximately $102.4 million paid to the prior owners, the assumption of third party liabilities and acquisition costs, net of cash received. The purchase price was paid with cash on hand and approximately $65.0 million in borrowings on the Company’s revolving credit facility. This transaction has been accounted for as a business combination and is included in our consolidated operations subsequent to the date of acquisition.

The purchase price for the Raceway Associates acquisition was preliminarily allocated to the assets acquired and liabilities assumed based on their fair market values at the acquisition date as determined primarily by an independent appraisal. Included in this acquisition are certain indefinite-lived intangible assets attributable to the sanction agreements in place at the time of acquisition and goodwill. The intangible assets and goodwill are included in the Motorsports Event segment and are expected to be deductible for income tax purposes. As the acquisition is not considered significant, pro forma and purchase price allocation financial information are not presented.
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
The operations of Nazareth were included in the Motorsports Event segment. In accordance with SFAS No. 144 the results of operations of Nazareth are presented as discontinued operations in all periods presented. There were no revenues recognized by Nazareth for the three and nine months ended August 31, 2006 and 2007. Nazareth’s pre-tax loss was approximately $329,000 and $70,000 for the three months ended August 31, 2006 and 2007, respectively, and $596,000 and $182,000 for the nine months ended August 31, 2006 and 2007, respectively. Nazareth’s assets held for sale included in property and equipment, net of accumulated depreciation, totaled approximately $6.8 million at November 30, 2006 and August 31, 2007. Unless indicated otherwise, all disclosures in the notes to the consolidated financial statements relate to continuing operations.
Northwest US Speedway Development
Since 2005, the Company had been pursuing development of a motorsports entertainment facility in Kitsap County, Washington, which required State Legislation to help finance the project. In early 2007 this legislation was introduced in both the Washington State House of Representatives and Senate. On April 2, 2007, the Company announced that despite agreeing to substantial changes to the required legislation it had become apparent that additional modifications would be proposed to the bill. Due to the increased risk that the collective modifications would have a significant negative impact on the project’s financial model, the Company felt it was in its best long-term interest to discontinue its efforts at the site. As a result, the Company recorded a non-cash pre-tax charge in the fiscal 2007 second quarter of approximately $5.9 million, or $0.07 per diluted share after-tax, to reflect the write-off of certain capitalized costs including legal, consulting, capitalized interest and other project-specific costs. The charge is included in Impairment of Long-lived Assets in the consolidated statements of operations for the nine months ended August 31, 2007.
New York Metropolitan Speedway Development
In September 2006 the Company ceased fill operations at its Staten Island real property while it addressed the issues raised in communications from the New York State Department of Environmental Conservation (“DEC”) and the New York City Department of Sanitation (“DOS”), including the presence of, and potential need to remediate, fill containing constituents above regulatory thresholds. In May 2007, the Company entered into a Consent Order with the DEC to resolve the issues surrounding these fill operations and the prior placement of fill at the site that contained constituents above regulatory thresholds. The Consent Order requires the Company to remove non-compliant fill pursuant to an approved comprehensive fill removal plan. The Company commenced fill removal activities in September 2007, and it expects the fill removal to be complete in three to four months. The Consent Order also required the Company to pay a penalty to DEC of $562,500, half of which was paid in May 2007 and the other half of which has been suspended so long as the Company complies with the terms of the Consent Order. Included in Impairment of Long-lived Assets in the consolidated statements of operations for the three and nine months ended August 31, 2007, is the Company’s estimated total costs, including the portion of the penalty which has been paid, attributable to the expected fill removal process of approximately $108,000 and $3.0 million, respectively, or $0.00 and $0.04 per diluted share after-tax, respectively. The costs associated with the fill removal process will be paid within the next several months, as the fill is removed. The Company continues to evaluate the existence of other responsible parties and potential recoveries from such parties, if any. The Company expects to resume fill operations within the next several months after complying with the Consent Order and once other appropriate regulatory approvals are obtained.
6. Equity Investments
The Company's growth strategy includes investing in certain joint venture opportunities. In these equity investments the Company exerts significant influence on the investee but does not have effective control over the investee, which adds an element of risk that can adversely impact its financial position and results of operations. In the fourth quarter of fiscal 2005 the Company partnered with Speedway Motorsports, Inc. ("SMI") in its 50/50 joint venture, SMISC, LLC, which, through its wholly-owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics. During the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006, Motorsports Authentics acquired Team Caliber and Action Performance, Inc. ("Action Performance"), respectively, and became a leader in design, promotion, marketing and distribution of motorsports licensed merchandise. Although Motorsports Authentics made significant progress towards integrating the companies and improving its business operations, in order to accelerate this improvement and more effectively position itself for long-term success it hired a new President and Chief Executive Officer in June 2007. Under this new leadership, Motorsports Authentics is making important changes to the business and is finalizing its plans for fiscal 2008. As a result of certain significant driver and team changes and other excess fiscal 2007 merchandise on-hand, Motorsports Authentics recognized a write-down of certain inventory and related assets in the third quarter of fiscal 2007. The Company's 50.0 percent portion of this charge totaled approximately $12.4 million, or $0.24 per diluted share after tax, and is included in Equity in Net Loss From Equity Investments in its consolidated statements of operations for the three and nine months ended August 31, 2007.

At the present time the Company continues to believe in the strategic rationale for its equity investment and that Motorsports Authentics has significant potential for generating future growth in earnings and cash flow.

7. Goodwill and Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of the major classes of intangible assets relating to the Motorsports Event segment are as follows (in thousands):

	November 30, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Customer database	$500	$200	$300
Food, beverage and merchandise contracts	276	185	91

Total amortized intangible assets	776	385	391
Non-amortized intangible assets:
NASCAR — sanction agreements	148,000	—	148,000
Other	923	—	923

Total non-amortized intangible assets	148,923	—	148,923

Total intangible assets	$149,699	$385	$149,314

	August 31, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Customer database	$500	$275	$225
Food, beverage and merchandise contracts	251	193	58

Total amortized intangible assets	751	468	283
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	923	—	923

Total non-amortized intangible assets	178,736	—	178,736

Total intangible assets	$179,487	$468	$179,019

The following table presents current and expected amortization expense of the existing intangible assets as of August 31, 2007 for each of the following periods (in thousands):

Amortization expense for the nine months ended August 31, 2007	$108

Estimated amortization expense for the year ending November 30:
2007	$143
2008	143
2009	101
2010	1
2011	1
The changes in the carrying value of goodwill are as follows (in thousands):

Balance at November 30, 2006	$99,507
Goodwill acquired	19,098

Balance at August 31, 2007	$118,605

Goodwill acquired consists of the February 2, 2007, acquisition of Raceway Associates and is included in our Motorsports Event segment.
8. Long-Term Debt
Long-term debt consists of the following (in thousands):

	November 30,	August 31,
	2006	2007

4.2% Senior Notes	$150,915	$150,628
5.4% Senior Notes	149,917	149,925
4.9% Bank Loan	—	3,114
6.3% Bank Loan	—	128
5.8% Revenue Bond	—	2,359
6.8% Revenue Bond	—	4,745
TIF bond debt service funding commitment	67,262	67,320

	368,094	378,219
Less: current portion	770	2,565

	$367,324	$375,654

On April 23, 2004, the Company completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, the Company completed an offer to exchange these unsecured senior notes for registered senior notes with substantially identical terms (“2004 Senior Notes”). At August 31, 2007, outstanding 2004 Senior Notes totaled approximately $300.6 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 4.2 percent and are due April 2009 (“4.2 percent Senior Notes”), and $150.0 million principal amount unsecured senior notes, which bear interest at 5.4 percent and are due April 2014. The 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at the option of the Company, at any time or from time to time at redemption prices as defined in the indenture. The Company’s wholly-owned domestic subsidiaries are guarantors of the 2004 Senior Notes. The 2004 Senior Notes also contain various restrictive covenants. Total gross proceeds from the sale of the 2004 Senior Notes were $300.0 million, net of discounts of approximately $431,000 and approximately $2.6 million of deferred financing fees. The deferred financing fees are being treated as additional interest expense and amortized over the life of the 2004 Senior Notes on a straight-line method, which approximates the effective yield method. In March 2004, the Company entered into interest rate swap agreements to effectively lock in the interest rate on approximately $150.0 million of the 4.2 percent Senior Notes. The Company terminated these interest rate swap agreements on April 23, 2004 and received approximately $2.2 million, which is being amortized over the life of the 4.2 percent Senior Notes.
In connection with the Company’s February 2, 2007, acquisition of the 62.5 percent ownership interest in Raceway Associates it did not previously own, it assumed approximately $39.7 million in third party debt, consisting of three bank term loans and two revenue bonds payable. The first bank term loan (“Chicagoland Term Loan”) was a construction loan for the development of Chicagoland with principal outstanding at the date of acquisition of approximately $28.4 million. The Company paid the remaining principal and accrued interest on the Chicagoland Term Loan subsequent to the acquisition in February 2007. The second bank term loan (“4.9 percent Bank Loan”) consists of a construction and mortgage note with principal outstanding at the date of acquisition of approximately $3.3 million, original 20 year term due June 2018, with a current interest rate of 4.9 percent and a monthly payment of $48,000 principal and interest. The interest rate and monthly payments will be adjusted on June 1, 2008, and 2013. At August 31, 2007, outstanding principal on the 4.9 percent Bank Loan was approximately $3.1 million. The third bank term loan (“6.3 percent Bank Loan”) consists of a mortgage note with principal outstanding at the date of acquisition of approximately $271,000, original five year term due February 2008, with a fixed interest rate of 6.3 percent and a monthly payment of $25,000 principal and interest. At August 31, 2007, outstanding principal on the 6.3 percent Bank Loan was approximately $128,000. The first revenue bonds payable (“5.8 percent Revenue Bonds”) consist of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements with principal outstanding at the date of acquisition of approximately $2.5 million. The 5.8 percent Revenue Bonds have an initial interest rate of 5.8 percent and a monthly payment of $29,000 principal and interest. The interest rate will be adjusted on June 1, 2008 and will continue until maturity in June 2018. At August 31, 2007, outstanding principal on the 5.8 percent Revenue Bonds was approximately $2.4 million. The second revenue bonds payable (“6.8 percent Revenue Bonds”) are special service area revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements with principal outstanding at the date of acquisition of approximately $5.2 million. The 6.8 percent Revenue Bonds are billed and paid as a special assessment on real estate taxes. Interest payments are due on a semi-annual basis at 6.8 percent with principal payments due annually. Final maturity of the 6.8 percent Revenue Bonds is January 2012. At August 31, 2007, outstanding principal on the 6.8 percent Revenue Bonds was approximately $4.7 million.
In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”), issued approximately $71.3 million in taxable special obligation revenue (“TIF”) bonds in connection with the financing of construction of Kansas Speedway. At August 31, 2007, outstanding TIF bonds totaled approximately $67.3 million, net of the unamortized discount, which is comprised of a $18.7 million principal amount, 6.2 percent term bond due December 1, 2017 and $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly-owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation. The bond financing documents contain various restrictive covenants.
On June 16, 2006, the Company entered into a $300.0 million revolving credit facility (“2006 Credit Facility”). The 2006 Credit Facility allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions. The 2006 Credit Facility is scheduled to mature in June 2011, and accrues interest at LIBOR plus 30.0-80.0 basis points, based on the Company’s highest debt rating as determined by specified rating agencies. At August 31, 2007, the Company did not have any borrowings outstanding under the 2007 Credit Facility. The 2006 Credit Facility contains various restrictive covenants.
Total interest expense from continuing operations incurred by the Company was approximately $2.7 million and $4.0 million for the three months ended August 31, 2006 and 2007, respectively, and $9.6 million and $11.8 million for the nine months ended August 31, 2006 and 2007, respectively. Total interest capitalized for the three months ended August 31, 2006 and 2007, was approximately $2.3 million and $1.1 million, respectively, and approximately $6.2 million and $3.8 million for the nine months ended August 31, 2006 and 2007, respectively.

Financing costs of approximately $6.5 million and $5.9 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2006 and August 31, 2007, respectively. These costs are being amortized on a straight line method, which approximates the effective yield method, over the life of the related financing.
9. Capital Stock
Stock Purchase Plan
In December 2006 the Company announced that its Board of Directors had authorized a share repurchase program (“Stock Purchase Plan”) under which it may purchase up to $50.0 million of its outstanding Class A common shares. In July 2007, the Company’s Board of Directors authorized a $100.0 million increase to the Stock Purchase Plan allowing the Company to purchase up to a total of $150.0 million of its outstanding Class A common shares through November 30, 2008. The timing and amount of any shares repurchased under the Stock Purchase Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plan may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates. During the nine months ended August 31, 2007 the Company purchased 996,143 shares of its Class A common shares, at an average cost of approximately $51.20 per share (including commissions), for a total of approximately $51.0 million under the Stock Purchase Plan.
10. Income Taxes
The tax treatment of providing a valuation allowance related to the losses incurred in the Company's equity investments is the principal cause of the increased effective income tax rate during the three and nine months ended August 31, 2007.

Also, in July 2007, the state of Michigan enacted Senate Bill 94, known as the Michigan Business Tax Act, which replaces their single business tax with a business income tax and a modified gross receipts tax. These new taxes take effect on January 1, 2008 and are accounted for as income tax under SFAS No. 109 "Accounting for Income Taxes". SFAS No. 109 stipulates accounting for the effects of tax law changes in the period of enactment. Therefore, even though the new income tax regime is not effective until our fiscal year 2008, the Company accounted for the tax law changes in its third quarter of fiscal 2007. The effect of the tax law changes was to increase deferred income tax expense by approximately $1.6 million, or approximately $0.03 per diluted share, during the three and nine months ended August 31, 2007.

As a result of the above items the Company's effective income tax rate increased from the statutory income rate to approximately 66.4 percent and 46.5 percent, respectively, for the three and nine months ended August 31, 2007.
11. Long-Term Stock Incentive Plan
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
In July 2007, the Company granted a total of 18,340 options to the non-employee directors and 45,000 options to certain non-officer managers to purchase the Company’s Class A Common Stock. The exercise price for both groups of options is $52.71 per share. The non-employee director’s options become exercisable one year after the date of grant and expire on the tenth anniversary of the date of grant. The non-officer manager’s options vest over a two and one-half year period and expire on the tenth anniversary of the date of grant. In accordance with SFAS 123(R) the Company is recognizing stock-based compensation on its stock options granted on the straight-line method over the requisite service period. The fair value of each option granted is estimated on the grant date using the Black-Scholes-Merton option-pricing valuation model that uses the assumptions in the following table.

Expected volatility	22.5%-28.7%
Weighted average volatility	24.3%
Expected dividends	0.2%
Expected term (in years)	4.9-7.1
Risk-free rate	4.9%
12. Related Party Disclosures and Transactions
All of the racing events that take place during the Company’s fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association, the American Motorcyclist Association, the Automobile Racing Club of America, the American Sportbike Racing Association — Championship Cup Series, Grand American Road Racing Association, Historic Sportscar Racing, the International Race of Champions, IRL, NASCAR, the National Hot Rod Association, the Porsche Club of America, the Sports Car Club of America, the Sportscar Vintage Racing Association, the United States Auto Club and the World Karting Association. NASCAR, which sanctions some of the Company’s principal racing events, is controlled by members of the France Family Group which, in turn, controls in excess of 65.0 percent of the combined voting power of the outstanding stock of the Company. Additionally, some members of the France Family Group serve as directors and officers of the Company. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR from continuing operations for disbursement to competitors, which are exclusive of NASCAR sanction fees, totaled approximately $25.9 million and $29.7 million for the three months ended August 31, 2006 and 2007, respectively, and approximately $86.8 million and $87.1 million for the nine months ended August 31, 2006 and 2007, respectively. There were no prize and point fund monies paid by the Company to NASCAR related to the discontinued operations for the three and nine months ended August 31, 2006 and 2007, respectively.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire NASCAR NEXTEL Cup, Busch and Craftsman Truck series schedules. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR NEXTEL Cup, Busch and Craftsman Truck series event. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR NEXTEL Cup, Busch and Craftsman Truck series event as a component of its sanction fees and remits the remaining 90.0 percent to the event promoter. The event promoter pays 25.0 percent of the gross broadcast rights fees allocated to the event as part of the previously discussed prize money paid to NASCAR for disbursement to competitors. The Company’s television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR NEXTEL Cup, Busch and Truck series events conducted at its wholly-owned facilities were approximately $51.1 million and $56.9 million for the three months ended August 31, 2006 and 2007, respectively, and $186.6 million and $176.4 million for the nine months ended August 31, 2006 and 2007, respectively. There were no television broadcast and ancillary rights fees received from NASCAR related to discontinued operations during the three and nine months ended August 31, 2006 and 2007, respectively.
13. Commitments and Contingencies
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At August 31, 2007, the Unified Government had approximately $3.8 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.

The Company has guaranteed minimum royalty payments under certain agreements through December 2015, with a remaining maximum exposure at August 31, 2007, of approximately $12.5 million.
In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling approximately $3.1 million at August 31, 2007. At August 31, 2007, there were no amounts drawn on the standby letters of credit.
The Internal Revenue Service (the “Service”) is currently performing a periodic examination of the Company’s federal income tax returns for the years ended November 30, 1999 through 2005 and has challenged the tax depreciation treatment of a significant portion of its motorsports entertainment facility assets. Through August 31, 2007, the Company has received reports from the Service requesting downward adjustments to its tax depreciation expense for the fiscal years ended November 30, 1999 through 2005, which could potentially result in the reclassification of approximately $101.1 million of income taxes from deferred to current. Including related interest, the combined after-tax cash flow impact of these requested adjustments is approximately $117.9 million. In order to prevent incurring additional interest related to fiscal 2005 and prior, the Company has approximately $117.9 million on deposit with the Service as of August 31, 2007, which is classified as long-term assets in the Company’s consolidated financial statements. The Company’s deposits are not a payment of tax, and it will receive accrued interest on any of these funds ultimately returned to it. Including related interest, the Company estimates the combined after-tax cash flow impact of future additional federal tax adjustments expected for fiscal 2006, and related state tax revisions and interest for all periods, to range between $30.0 million and $40.0 million at August 31, 2007. In June 2007, the Service commenced the administrative appeals process which is expected to take six to fifteen months to complete. If the Company’s appeal is not resolved satisfactorily, the Company will evaluate all of its options, including litigation. The Company believes that its application of the federal income tax regulations in question, which have been applied consistently since their enactment and have been subjected to previous IRS audits, is appropriate, and it intends to vigorously defend the merits of its position. In accordance with SFAS No. 109 “Accounting for Income Taxes,” the Company has accrued a deferred tax liability based on the differences between its financial reporting and tax bases of such assets in its consolidated balance sheet as of August 31, 2007. While an adverse resolution of these matters could result in a material negative impact on cash flow, including payment of taxes from amounts currently on deposit with the Service, the Company believes that it has provided adequate reserves related to these matters including interest charges through August 31, 2007 totaling approximately $13.4 million, and, as a result, does not expect that such an outcome would have a material adverse effect on results of operations.
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
14. Segment Reporting
The following tables provide segment reporting of the Company for the three and nine months ended August 31, 2006 and 2007 (in thousands):

	Three Months Ended August 31, 2006
	Motorsports	All
	Event	Other	Total

Revenues	$167,314	$13,565	$180,879
Depreciation and amortization	12,038	2,285	14,323
Operating income	48,981	2,827	51,808
Capital expenditures	23,047	3,945	26,992
Total assets	1,698,713	280,271	1,978,984
Equity investments	176,365	—	176,365

	Three Months Ended August 31, 2007
	Motorsports	All
	Event	Other	Total

Revenues	$183,336	$13,934	$197,270
Depreciation and amortization	15,732	8,093	23,825
Operating income	46,333	1,880	48,213
Capital expenditures	7,134	7,193	14,327
Total assets	1,756,542	277,363	2,033,905
Equity investments	112,201	—	112,201

	Nine Months Ended August 31, 2006
	Motorsports	All
	Event	Other	Total

Revenues	$515,015	$36,709	$551,724
Depreciation and amortization	35,607	5,958	41,565
Operating income	174,426	8,022	182,448
Capital expenditures	70,937	10,345	81,282

	Nine Months Ended August 31, 2007
	Motorsports	All
	Event	Other	Total

Revenues	$530,089	$35,942	$566,031
Depreciation and amortization	45,143	17,830	62,973
Operating income	148,143	861	149,004
Capital expenditures	45,739	24,700	70,439
Intersegment revenues were approximately $2.0 million and $1.0 million for the three months ended August 31, 2006 and 2007, respectively, and approximately $6.8 million and $3.0 million for the nine months ended August 31, 2006 and 2007, respectively.
15. Condensed Consolidating Financial Statements
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
Included in the tables below, are condensed consolidating balance sheets as of November 30, 2006 and August 31, 2007, condensed consolidating statements of operations for the three and nine months ended August 31, 2006 and 2007, and condensed consolidating statements of cash flows for the nine months ended August 31, 2006 and 2007, of: (a) the Parent; (b) the guarantor subsidiaries; (c) elimination entries necessary to consolidate Parent with guarantor subsidiaries; and (d) the Company on a consolidated basis (in thousands).

	Condensed Consolidating Balance Sheet At November 30, 2006
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Current assets	$16,396	$208,430	$(21,224)	$203,602
Property and equipment, net	176,574	980,739	—	1,157,313
Advances to and investments in subsidiaries	1,659,901	734,303	(2,394,204)	—
Other assets	127,371	433,773	—	561,144

Total Assets	$1,980,242	$2,357,245	$(2,415,428)	$1,922,059

Current liabilities	$39,617	$150,125	$6,562	$196,304
Long-term debt	1,037,135	48,411	(718,222)	367,324
Deferred income taxes	58,586	133,056	—	191,642
Other liabilities	5	11,669	—	11,674
Total shareholders’ equity	844,899	2,013,984	(1,703,768)	1,155,115

Total Liabilities and Shareholders’ Equity	$1,980,242	$2,357,245	$(2,415,428)	$1,922,059

	Condensed Consolidating Balance Sheet At August 31, 2007
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Current assets	$16,639	$205,054	$(24,576)	$197,117
Property and equipment, net	187,684	1,093,699	—	1,281,383
Advances to and investments in subsidiaries	2,985,732	988,354	(3,974,086)	—
Other assets	134,829	420,576	—	555,405

Total Assets	$3,324,884	$2,707,683	$(3,998,662)	$2,033,905

Current liabilities	$49,258	$213,889	$785	$263,932
Long-term debt	1,313,043	101,139	(1,038,528)	375,654
Deferred income taxes	73,300	133,405	—	206,705
Other liabilities	—	21,814	—	21,814
Total shareholders’ equity	1,889,283	2,237,436	(2,960,919)	1,165,800

Total Liabilities and Shareholders’ Equity	$3,324,884	$2,707,683	$(3,998,662)	$2,033,905

	Condensed Consolidating Statement of Operations
	For The Three Months Ended August 31, 2006
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Total revenues	$566	$206,793	$(28,467)	$178,892
Total expenses	10,793	144,758	(28,467)	127,084
Operating (loss) income	(10,227)	62,035	—	51,808
Interest and other (expense) income, net	(5,260)	15,239	(5,878)	4,101
(Loss) income from continuing operations	(28,638)	68,815	(5,878)	34,299
Net (loss) income	(28,638)	68,788	(5,878)	34,272

	Condensed Consolidating Statement of Operations
	For The Three Months Ended August 31, 2007
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Total revenues	$46	$223,253	$(26,999)	$196,300
Total expenses	17,358	157,728	(26,999)	148,087
Operating (loss) income	(17,312)	65,525	—	48,213
Interest and other (expense) income, net	(10,352)	(5,111)	(4,321)	(19,784)
(Loss) income from continuing operations	(38,463)	52,331	(4,321)	9,547
Net (loss) income	(38,463)	52,301	(4,321)	9,517

	Condensed Consolidating Statement of Operations
	For The Nine Months Ended August 31, 2006
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Total revenues	$1,779	$660,710	$(117,579)	$544,910
Total expenses	29,215	450,826	(117,579)	362,462
Operating (loss) income	(27,436)	209,884	—	182,448
Interest and other (expense) income, net	(13,609)	32,551	(24,403)	(5,461)
(Loss) income from continuing operations	(78,735)	212,296	(24,403)	109,158
Net (loss) income	(78,735)	212,150	(24,403)	109,012

	Condensed Consolidating Statement of Operations
	For The Nine Months Ended August 31, 2007
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Total revenues	$608	$673,796	$(111,383)	$563,021
Total expenses	42,296	483,104	(111,383)	414,017
Operating (loss) income	(41,688)	190,692	—	149,004
Interest and other (expense) income, net	(18,081)	11,127	(22,884)	(29,838)
(Loss) income from continuing operations	(88,891)	175,557	(22,884)	63,782
Net (loss) income	(88,891)	175,501	(22,884)	63,726

	Condensed Consolidating Statement of Cash Flows
	For The Nine Months Ended August 31, 2006
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(56,872)	$273,469	$(22,269)	$194,328
Net cash provided by (used in) investing activities	55,687	(355,988)	22,269	(278,032)
Net cash used in financing activities	(4,768)	—	—	(4,768)

	Condensed Consolidating Statement of Cash Flows
	For The Nine Months Ended August 31, 2007
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(56,169)	$283,075	$(25,309)	$201,597
Net cash provided by (used in) investing activities	112,493	(256,477)	25,309	(118,675)
Net cash used in financing activities	(56,283)	(29,311)	—	(85,594)

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
“Admissions, net” revenue includes ticket sales for all of our racing events, activities at daytona 500 eXperience and other motorsports activities and amusements, net of any applicable taxes.
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

Acquisition and Divestitures
Raceway Associates, LLC
On February 2, 2007, we acquired the 62.5 percent ownership interested in Raceway Associates, LLC (“Raceway Associates”) we did not previously own, bringing our ownership to 100.0 percent. Raceway Associates operates Chicagoland Speedway (“Chicagoland”) and Route 66 Raceway (“Route 66”). The purchase price for the 62.5 percent ownership interest totaled approximately $111.1 million, including approximately $102.4 million paid to the prior owners, the assumption of third party liabilities and acquisition costs, net of cash received. The purchase price was paid with cash on hand and approximately $65.0 million in borrowings on our revolving credit facility. This transaction has been accounted for as a business combination and is included in our consolidated operations subsequent to the date of acquisition.
We believe that Chicagoland and Route 66 are uniquely attractive assets well-positioned in the nation’s third largest media market with a strong motorsports fan base. The purchase price for the Raceway Associates acquisition was preliminarily allocated to the assets acquired and liabilities assumed based on their fair market values at the acquisition date as determined primarily by an independent appraisal. Included in this acquisition are certain indefinite-lived intangible assets attributable to the sanction agreements in place at the time of acquisition and goodwill.
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
Impairment of Long-Lived Assets
Northwest US Speedway Development
Since 2005, we had been pursuing development of a motorsports entertainment facility in Kitsap County, Washington, which required State Legislation to help finance the project. In early 2007 this legislation was introduced in both the Washington State House of Representatives and Senate. On April 2, 2007, we announced that despite agreeing to substantial changes to the required legislation it had become apparent that additional modifications would be proposed to the bill. Due to the increased risk that the collective modifications would have a significant negative impact on the project’s financial model, we felt it was in our best long-term interest to discontinue our efforts at the site. As a result, we recorded a non-cash pre-tax charge in the fiscal 2007 second quarter of approximately $5.9 million, or $0.07 per diluted share after-tax, to reflect the write-off of certain capitalized costs including legal, consulting, capitalized interest and other project-specific costs. The charge is included in Impairment of Long-lived Assets in our consolidated statements of operations for the nine months ended August 31, 2007. We still believe the Pacific Northwest represents an attractive long-term opportunity, and remain interested in a motorsports entertainment facility development project in the region.
New York Metropolitan Speedway Development
In September 2006 we ceased fill operations at our Staten Island real property while we addressed the issues raised in communications from the New York State Department of Environmental Conservation (“DEC”) and the New York City Department of Sanitation (“DOS”), including the presence of, and potential need to remediate, fill containing constituents above regulatory thresholds. In May 2007, we entered into a Consent Order with the DEC to resolve the issues surrounding these fill operations and the prior placement of fill at the site that contained constituents above regulatory thresholds. The Consent

Order requires us to remove non-compliant fill pursuant to an approved comprehensive fill removal plan. We commenced fill removal activities in September 2007, and we expect the fill removal to be complete in three to four months. The Consent Order also required us to pay a penalty to DEC of $562,500, half of which was paid in May 2007 and the other half of which has been suspended so long as we comply with the terms of the Consent Order. Included in Impairment of Long-lived Assets in our consolidated statements of operations for the three and nine months ended August 31, 2007, is our estimated total costs, including the portion of the penalty which has been paid, attributable to the expected fill removal process of approximately $108,000 and $3.0 million, respectively, or $0.00 and $0.04 per diluted share after-tax, respectively. The costs associated with the fill removal process will be paid within the next several months, as the fill is removed. We continue to evaluate the existence of other responsible parties and potential recoveries from such parties, if any. We expect to resume fill operations within the next several months after complying with the Consent Order and once other appropriate regulatory approvals are obtained. We recently entered into negotiations with a third party for the sale of the 676-acre Staten Island property.
Limited Partnership Agreement
In October 2006 we entered into a limited partnership agreement with Group Motorisé International (“GMI”) to organize, promote and hold certain racing events at Circuit Gilles Villeneuve, including a NASCAR Busch Series and Grand American Rolex Sports Car Series presented by Crown Royal Special Reserve race weekend during the third quarter of fiscal 2007. Circuit Gilles Villeneuve is a road course located in Montréal, Quebec, at which GMI currently promotes a successful F1 Canadian Grand Prix event. The agreement did not have a material effect on our financial condition or results of operations in fiscal 2007.
Stock Repurchases
In December 2006 we announced that our Board of Directors had authorized a share repurchase program (“Stock Purchase Plan”) under which we may purchase up to $50.0 million of our outstanding Class A common shares. In July 2007, our Board of Directors authorized a $100.0 million increase to the Stock Purchase Plan allowing us to purchase up to a total of $150.0 million of our outstanding Class A common shares through November 30, 2008. The timing and amount of any shares repurchased under the Stock Purchase Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plan may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates. During the nine months ended August 31, 2007, we purchased 993,143 shares of our Class A common shares, at an average cost of approximately $51.20 per share (including commissions), for a total of approximately $51.0 million under the Stock Purchase Plan.
Income Taxes
The tax treatment of providing a valuation allowance related to the losses incurred in our equity investments is the principal cause of the increased effective income tax rate during the three and nine months ended August 31, 2007.
Also, in July 2007, the state of Michigan enacted Senate Bill 94, known as the Michigan Business Tax Act, which replaces their single business tax with a business income tax and a modified gross receipts tax. These new taxes take effect on January 1, 2008 and are accounted for as income tax under SFAS No. 109 “Accounting for Income Taxes”. SFAS No. 109 stipulates accounting for the effects of tax law changes in the period of enactment. Therefore, even though the new income tax regime is not effective until our fiscal year 2008, we accounted for the tax law changes in our third quarter of fiscal 2007. The effect of the tax changes was to increase deferred income tax expense by approximately $1.6 million, or approximately $0.03 per diluted share after-tax, during the three and nine months ended August 31, 2007.
As a result of the above items our effective income tax rate increased from the statutory income tax rate to approximately 66.4 percent and 46.5 percent, respectively for the three and nine months ended August 31, 2007,
Future Trends in Operating Results
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
Fiscal 2006 was our last year under NASCAR’s multi-year consolidated television broadcast rights agreements with NBC Sports, Turner Sports, FOX and FX. Television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR NEXTEL Cup and NASCAR Busch series events conducted at our wholly-owned facilities under these agreements for fiscal 2006 were approximately $273.4 million. NASCAR has entered into new combined eight-year agreements with FOX, ABC/ESPN, TNT and SPEED beginning in 2007 for the domestic broadcast and related rights for its NEXTEL Cup, Busch and Craftsman Truck series. The agreements are expected to total approximately $4.5 billion over the eight year period from 2007 through 2014. This results in an approximate $560.0 million gross average annual rights fee for the industry, a more than 40.0 percent increase over the previous contract average of $400.0 million annually. The industry rights fees are expected to approximate $505.0 million for 2007, with increases, on average, of approximately three percent per year through the 2014 season. The annual increase is expected to vary between two and four percent per year over the period. While the 2007 industry rights fees will be less than the 2006 industry rights fees of approximately $576.0 million, in our opinion this should not overshadow the strategic importance and expected long-term benefits of the new contracts. Over the past several years, there has been a shift of major sports programming from network to cable. The cable broadcasters can support a higher investment through subscriber fees not available to networks, which has resulted in increased rights fees for these sports properties. Cable, however, reaches far fewer households than network broadcasts. We view NASCAR’s decision to keep approximately two-thirds of its NEXTEL Cup Series event schedule on network television as important to the sport’s future growth. The structure should continue to drive increased fan and media awareness for all three racing series, which will help fuel our long-term attendance and corporate-related revenues. We also welcome the chance to re-establish the sport’s broadcast relationship with ESPN, which we believe will result in further exposure for NASCAR racing. First, we believe the NASCAR Busch Series will significantly benefit from the improved continuity of its season-long presence on ESPN. In addition, we believe the sport as a whole will benefit from the increased ancillary programming and nightly and weekly NASCAR-branded programming and promotions, similar to what ESPN does with the other major sports. The most significant benefit of the new contracts is the substantial increase in earnings and cash flow visibility for the entire industry over the contract period.
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

Our growth strategy includes investing in certain joint venture opportunities. In these equity investments we exert significant influence on the investee but do not have effective control over the investee, which adds an element of risk that can adversely impact our financial position and results of operations. In the fourth quarter of fiscal 2005 we partnered with Speedway Motorsports, Inc. ("SMI") in our 50/50 joint venture, SMISC, LLC, which, through its wholly-owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics. During the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006, Motorsports Authentics acquired Team Caliber and Action Performance, Inc. ("Action Performance"), respectively, and became a leader in design, promotion, marketing and distribution of motorsports licensed merchandise. Although Motorsports Authentics made significant progress towards integrating the companies and improving its business operations, in order to accelerate this improvement and more effectively position itself for long-term success it hired a new President and Chief Executive Officer in June 2007. Under this new leadership, Motorsports Authentics is making important changes to the business and is finalizing its plans for fiscal 2008. As a result of certain significant driver and team changes and other excess fiscal 2007 merchandise on-hand, Motorsports Authentics recognized a write-down of certain inventory and related assets in the third quarter of fiscal 2007. Our 50.0 percent portion of this charge totaled approximately $12.4 million, or $0.24 per diluted share after tax, and is included in Equity in Net Loss From Equity Investments in our consolidated statements of operations for the three and nine months ended August 31, 2007.
At the present time we continue to believe in the strategic rationale for our equity investment and that Motorsports Authentics has significant potential for generating future growth in earnings and cash flow.
An important component of our operating strategy has been our long-standing practice of focusing closely on supply and demand regarding additional capacity at our facilities. We continually evaluate the demand for our most popular racing events in order to add capacity that we believe will provide an acceptable rate of return on invested capital. Through prudent expansion, we attempt to keep demand at a higher level than supply, which stimulates ticket renewals and advance sales. Advance ticket sales result in earlier cash flow and reduce the potential negative impact of actual and forecasted inclement weather on ticket sales. While we will join with sponsors to offer promotions to generate additional ticket sales, we avoid rewarding last-minute ticket buyers by discounting tickets. We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth than to capture short-term incremental revenue. We recognize that a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment and other lifestyle and business conditions, can negatively impact attendance at our events. Accordingly, we have instituted only modest increases in our weighted average ticket prices for fiscal 2007. In addition, we have limited the expansion of our facilities in fiscal 2007 to projects at our Richmond International Raceway (“Richmond”) which were completed for its NASCAR NEXTEL Cup and Busch series spring events. Richmond removed approximately 2,900 obstructed view grandstand seats from Turns 3 and 4 and added approximately 7,800 grandstand seats in a new, state-of-the-art, 180 foot tall structure located in Turn 1. The new, three-tiered grandstand also includes a 700-person, members-only Club for individual fans looking to enjoy a race weekend in style or businesses seeking to entertain clients. The Club also serves as a unique site for special events on non-race weekends throughout the year. We will continue to evaluate expansion opportunities, as well as the pricing and packaging of our tickets and other products, on an ongoing basis. Over the long term, we plan to continue to expand capacity at our speedways.
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
Because of the seasonal concentration of racing events, the results of operations for the three and nine month periods ended August 31, 2006 and 2007 are not indicative of the results to be expected for the year.
Comparison of the Results for the Three and Nine Months Ended August 31, 2007 to the Results for the Three and Nine Months Ended August 31, 2006.
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended			Nine Months Ended
	August 31,	August 31,		August 31,	August 31,
	2006	2007		2006	2007
			(Unaudited)

Revenues:
Admissions, net	31.8%	32.1%		29.7%	31.2%
Motorsports related	56.2	57.9		58.1	57.6
Food, beverage and merchandise	10.9	9.0		10.9	10.1
Other	1.1	1.0		1.3	1.1

Total revenues	100.0	100.0		100.0	100.0
Expenses:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	16.9	17.9		18.3	18.0
Motorsports related	23.3	24.0		19.2	20.7
Food, beverage and merchandise	6.9	5.4		6.8	6.0
General and administrative	15.9	16.0		14.6	16.0
Depreciation and amortization	8.0	12.1		7.6	11.2
Impairment of long-lived assets	0.0	0.0		0.0	1.6

Total expenses	71.0	75.4		66.5	73.5

Operating income	29.0	24.6		33.5	26.5
Interest income	0.8	0.7		0.6	0.7
Interest expense	(1.5)	(2.1)		(1.8)	(2.1)
Equity in net loss from equity investments	3.0	(8.7)		0.1	(3.9)

Income from continuing operations before income taxes	31.3	14.5		32.4	21.2
Income taxes	12.1	9.6		12.4	9.9

Income from continuing operations	19.2	4.9		20.0	11.3
Loss from discontinued operations	0.0	0.0		0.0	0.0

Net income	19.2%	4.9%		20.0%	11.3%

The comparison of the three and nine months ended August 31, 2007 to the same periods of the prior year is impacted by the following factors:
•	Fiscal 2006 was our last year under NASCAR’s multi-year consolidated television broadcast rights agreement with NBC Sports, Turner Sports, FOX, and FX. Beginning in 2007, NASCAR has entered into new combined eight year agreements with FOX, ABC/ESPN, TNT, and Speed for the domestic broadcast and related rights for its NEXTEL Cup, Busch, and Craftsman Truck series. While the average annual broadcast rights for the contract beginning in 2007 is higher than the average for the contract ended in 2006, 2007 rights fees will be less than the 2006 rights fees. See discussion under “Future Trends in Operating Results.”

•	On February 2, 2007, we acquired the 62.5 percent ownership interest in Raceway Associates we did not previously own, bringing our ownership to 100.0 percent. This acquisition was accounted for as a business combination and the operations of Raceway Associates are included in our consolidated operations subsequent to the date of acquisition. Raceway Associates operates Chicagoland Speedway (“Chicagoland”) and Route 66 Raceway (“Route 66”). Prior to this date, we had accounted for their operations as an equity method investment. A NASCAR Busch Series event and NEXTEL Cup Series event were held at Chicagoland along with a NHRA POWERade Drag Racing Series event at Route 66 in the third fiscal quarter of 2007.

•	In the second and third quarter of fiscal 2007 we recognized impairments of long-lived assets totaling approximately $9.2 million, or $0.11 per diluted share after-tax, primarily attributable to the aforementioned discontinuance of the speedway development in Kitsap County, Washington and the costs associated with the fill removal process at our Staten Island property.

•	In the third quarter of fiscal 2007 we recognized approximately $1.6 million, or $0.03 per diluted share after-tax, in deferred income tax expense attributable to the enactment of an income based tax system in the state of Michigan. See discussion under “Income Taxes.”

•	In the third quarter of fiscal 2007, included in Equity in Net Loss From Equity Investments in our consolidated statements of operations, we recognized our portion of Motorsports Authentics write-down of certain inventory and related assets of approximately $12.4 million, or $0.24 per diluted share after tax.
The following event schedule changes also impact comparability:
•	An IRL Series event and NASCAR Craftsman Truck Series event were held at the Kansas Speedway (“Kansas”) in the third quarter of fiscal 2006. The corresponding events were conducted in the second quarter of fiscal 2007.

•	A Grand American event was held at Phoenix International Raceway (“Phoenix”) in the second fiscal quarter of 2006 while no corresponding event was held in 2007.

•	A NASCAR Busch Series event was held at Martinsville Speedway (“Martinsville”) in the third fiscal quarter of 2006. In connection with our limited partnership agreement with GMI, the NASCAR Busch Series event was realigned to and held at Circuit Gilles Villeneuve in the third quarter of fiscal 2007. The operations of the limited partnership with GMI, including the realigned NASCAR Busch Series event, are accounted for as an equity method investment. See discussion under “Limited Partnership Agreement.”
Admissions revenue increased approximately $6.1 million, or 10.6 percent, and $13.8 million, or 8.5 percent, during the three and nine months ended August 31, 2007, respectively, as compared to the same periods of the prior year. The majority of the increase for the three month period is attributable to the consolidation of Chicagoland and Route 66. The increase is substantially offset by the movement of the IRL and NASCAR Craftsman Truck series events at Kansas to the second quarter in fiscal 2007. A decrease in attendance for the Pepsi 400 weekend at Daytona and the June NASCAR weekend at Michigan also partially offset the increase. The increase for the nine month period is attributable to aforementioned factors, with the exception of the timing of events at Kansas, as well as the addition of seat and club expansion at Richmond in the second quarter of fiscal 2007.
Motorsports related revenue increased approximately 13.1 million, or 13.1 percent, and 7.3 million, or 2.3 percent during the three months and nine months ended August 31, 2007, respectively, as compared to the same respective periods of the prior year. The majority of the increase for the three month period is attributable to the consolidation of Chicagoland and Route 66. The previously discussed decrease in the television broadcast and ancillary rights for our NASCAR NEXTEL Cup, Busch, and Craftsman Truck series, and the timing of events at Kansas partially offset the increase. The increase for the nine month period is attributable to aforementioned factors with the exception of the timing of events at Kansas.
Food, beverage and merchandise revenue decreased approximately $1.7 million, or 9.0 percent, and $2.4 million, or 4.0 percent, during the three and nine months ended August 31, 2007, respectively, as compared to the same periods of the prior year. The decrease for the three month period is substantially attributable to the timing of events at Kansas and inclement weather at the August NEXTEL Cup event at Michigan. The decrease was partially offset by the consolidation of Chicagoland and Route 66. Attendance for certain NASCAR events conducted during Speedweeks at Daytona and inclement weather at the August NEXTEL Cup event at Michigan contributed to the decrease in the nine month period.
Prize and point fund monies and NASCAR sanction fees increased approximately $4.7 million, or 15.7 percent, and $1.9 million, or 1.9 percent, during the three and nine months ended August 31, 2007, as compared to the same periods of the prior year. The increases are primarily attributable to the consolidation of Chicagoland, partially offset by a decrease in television broadcast rights fees for the NASCAR NEXTEL Cup, Busch and Craftsman Truck series events during the periods as standard NASCAR sanctioning agreements require that a specific percentage of television broadcast rights fees be paid to competitors.
Motorsports related expenses increased by approximately $5.5 million, or 13.2 percent, and $12.0 million, or 11.4 percent, during the three and nine months ended August 31, 2007, respectively, as compared to the same periods of the prior year. The increase for the three month period is primarily attributable to the consolidation of Chicagoland and Route 66 and was partially offset by the timing of events at Kansas. The increase for the nine month period is primarily due to the consolidation of Chicagoland and Route 66. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue increased to 26.7 percent and 23.4 percent for the three and nine months ended August 31, 2007, respectively, as compared to 26.4 percent and 21.9 percent for the same respective periods in the prior year. The margin decrease due to the previously discussed decrease in television broadcast and ancillary rights fees for the NASCAR NEXTEL Cup, Busch, and Craftsman Truck series events during the three and nine month periods more than offset the margin increase from the consolidation of Chicagoland and Route 66.
Food, beverage and merchandise expense decreased approximately $1.8 million, or 14.7 percent, and $3.5 million, or 9.4 percent, during the three and nine months ended August 31, 2007, respectively, as compared to the same periods of the prior year. The decrease for the three month period is primarily impacted by the timing of events at Kansas and lower variable costs. The decrease for the nine month period is primarily attributable to lower variable costs associated with lower sales related to certain decreases in attendance in the first quarter. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue decreased to approximately 60.0 percent and 58.8 percent for the three and nine months ended August 31, 2007, respectively, as compared to 64.0 percent and 62.3 percent for the same respective periods in the prior year. The margin increases for the three and nine month periods are substantially attributable to the consolidation of Chicagoland and Route 66. To a lesser extent the margin increase for the nine month period is attributable to improved margins in all areas of this business.
General and administrative expenses increased approximately $3.0 million, or 10.5 percent, and $10.5 million, or 13.2 percent, during the three and nine months ended August 31, 2007, respectively, as compared to the same periods of the prior year. The increase in the three and nine month periods is primarily attributable to the consolidation of Chicagoland and Route 66 and a net increase in costs related to our ongoing business. General and administrative expenses as a percentage of total revenues increased to approximately 16.0 percent for both the three and nine months ended August 31, 2007, as compared to 15.9 percent and 14.6 percent for the same respective periods in the prior year. The decreased margin during the three month period is primarily due to decreased revenues associated with the timing of the events at Kansas as well as the previously discussed decrease in television broadcast and ancillary rights fees for the NASCAR NEXTEL Cup, Busch, and Craftsman Truck series events. The additional revenues combined with the previously discussed expenses attributable to the consolidation of Raceway Associates substantially offset the decreased margin during the three month period. The decreased margin during the nine month period is attributable to the aforementioned factors with the exception of the timing of the events at Kansas.
Depreciation and amortization expense increased approximately $9.5 million, or 66.3 percent, and $21.4 million, or 51.5 percent, during the three and nine months ended August 31, 2007, respectively, as compared to the same periods of the prior year. The increases are primarily attributable to approximately

$6.9 million and $11.6 million of depreciation recognized during the three and nine months ended August 31, 2007, attributable to certain of our existing offices and other buildings which are expected to be razed during the next 3 to 21 months as part of our Daytona Live! project in Daytona Beach (see further discussion in “Future Liquidity”). In addition, we recognized approximately $2.6 million in additional depreciation associated with a building located in Daytona Beach, Florida which ceased being used in the first fiscal quarter of 2007 and was subsequently razed. The remaining increase is related to our acquisition of Raceway Associates in February 2007, seat and club additions at Richmond, Talladega’s track repaving, and other ongoing capital improvements.
The impairment of long-lived assets is primarily attributable to our announcement on April 2, 2007, that we were abandoning our pursuit of the development of a motorsports entertainment facility in Kitsap County, Washington. In addition, in May 2007, we entered into the Consent Order with DEC for the fill removal process on our Staten Island property and accrued the estimated total costs for such fill removal. See discussion under “Future Liquidity — Speedway Developments.”
Interest income increased by approximately $39,000, or 2.9 percent, and $315,000, or 9.3 percent, during the three and nine months ended August 31, 2007, respectively, as compared to the same periods of the prior year. The three month increase is primarily due to higher yields on investments substantially offset by lower average cash and short-term investment balances. The nine month increase is due to higher average cash and short-term investment balances early in the first quarter coupled with higher yields on investments.
Interest expense increased by approximately $1.3 million, or 48.9 percent, and $2.2 million, or 22.6 percent, during the three and nine months ended August 31, 2007, respectively, as compared to the same periods of the prior year. The increases during the three and nine month periods are primarily due to less capitalized interest and the assumption of third party debt in connection with the Raceway Associates acquisition.
Equity in net income (loss) from equity investments represents our 50.0 percent equity investment in SMISC, LLC, including the previously discussed inventory and related assets write-down by Motorsports Authentics (see discussion in “Future Trends in Operating Results”) and our pro rata share of the loss from our 37.5 percent equity investment in Raceway Associates prior to the acquisition of the remaining interest in February 2007. Because of the seasonal concentration of racing events, the results of operations for the three and nine month periods ended August 31, 2007, are not indicative of the results to be expected for the year.

Our effective income tax rate increased to approximately 66.4 percent and 46.5 percent, for the three and nine months ended August 31, 2007, respectively, as compared to 38.7 percent and 38.3 percent for the same respective periods of the prior year. These increases are primarily a result of the tax treatment of providing a valuation allowance related to the losses incurred in our equity investments, the previously discussed change in the Michigan tax law during the third quarter of fiscal 2007 and certain state tax implications relating to the aforementioned impairment of long-lived assets recognized in the second quarter of fiscal 2007. As well, certain one time benefits relating to discrete items in the second quarter of fiscal 2006, including the implementation of certain restructuring initiatives and the finalization of certain state tax matters also contributed to the increased rate. A decrease in our overall blended state tax rate and deposits made during the fourth quarter of fiscal 2006 and first quarter of fiscal 2007 with the Internal Revenue Service ("Service") to stop the accrual of interest on contested items in our ongoing federal tax examination partially offset the overall increased rate. See "Future Liquidity" for further discussion regarding the examination of our federal income tax returns.

As a result of the foregoing, our income from continuing operations decreased from approximately $34.3 million to approximately $9.5 million, or 72.2 percent, during the three months ended August 31, 2007, as compared to the same period of the prior year and from approximately $109.2 million to $63.8 million, or 41.6 percent, during the nine months ended August 31, 2007, as compared to the same period of the prior year.
The operations of Nazareth are presented as discontinued operations, net of tax, for all periods presented in accordance with SFAS No. 144.

As a result of the foregoing, net income decreased from approximately $34.3 million, or $0.64 per diluted share, to approximately $9.5 million, or $0.18 per diluted share, during the three months ended August 31, 2007, as compared to the same period of the prior year and from approximately $109.0 million, or $2.05 per diluted share, to approximately $63.7 million, or $1.20 per diluted share, during the nine months ended August 31, 2007, as compared to the same period of the prior year. The decrease in the earnings per diluted share is partially offset by the reduction in the weighted average shares outstanding as a result of the previously discussed stock repurchase program.
Liquidity and Capital Resources
General
We have historically generated sufficient cash flow from operations to fund our working capital needs and capital expenditures at existing facilities, as well as to pay an annual cash dividend. In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance of long-term debt, borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects. At August 31, 2007, we had cash, cash equivalents and short-term investments totaling approximately $96.3 million and long-term debt outstanding, including the current portion, of approximately $378.2 million. The long-term debt includes approximately $10.3 million of Raceway Associates’ long-term debt which was assumed in the acquisition. We had a working capital deficit of approximately $66.8 million at August 31, 2007, primarily as a result of the cash used for the Raceway Associates’ acquisition and acquisitions of our common stock under our Stock Purchase Plan. At November 30, 2006, we had working capital of approximately $7.3 million.
Our liquidity is primarily generated from our ongoing motorsports operations, and we expect our strong operating cash flow to continue in the future. In addition, as of August 31, 2007, we have approximately $300 million available to draw upon under our revolving credit facility, if needed. See “Future Liquidity” for additional disclosures relating to our credit facility and certain risks that may affect our near term operating results and liquidity.
Cash Flows
Net cash provided by operating activities was approximately $201.6 million for the nine months ended August 31, 2007, compared to approximately $194.3 million for the nine months ended August 31, 2006. The difference between our net income of approximately $63.7 million and the approximately $201.6 million of operating cash flow was primarily attributable to:
•	depreciation and amortization expense of approximately $63.0 million;

•	an increase in deferred income of approximately $58.5 million;

•	loss from equity investments of approximately $21.8 million;

•	deferred income taxes of approximately $16.0 million;

•	an increase in accounts payable of approximately $9.5 million;

•	non-cash impairments of long-lived assets of approximately $6.1 million; and

•	stock-based compensation of approximately $3.2 million
These differences were partially offset by an increase in inventories, prepaid expenses and other assets of approximately $28.7 million, deposits with the Internal Revenue Service of approximately $7.1 million, an increase in accounts receivable of approximately $3.3 million, and income taxes of approximately $2.6 million.
Net cash used in investing activities was approximately $118.7 million for the nine months ended August 31, 2007, compared to approximately $278.0 million for the nine months ended August 31, 2006. Our use of cash for investing activities reflects our acquisition of the remaining 62.5 percent interest in Raceway Associates we did not previously own totaling approximately $87.1 million, net of cash acquired, approximately $70.4 million in capital expenditures and purchases of short-term investments of approximately $66.4 million. This use of cash is partially offset by approximately $105.1 million in proceeds from the sale of short-term investments.
Net cash used in financing activities was approximately $85.6 million for the nine months ended August 31, 2007, compared to approximately $4.8 for the nine months ended August 31, 2006. Cash used in financing activities reflects $65.0 million of payments under our 2006 Credit Facility, approximately $51.5 million in acquisitions of previously issued common stock, payments of approximately $29.3 million of long-term debt assumed in connection with the acquisition of Raceway Associates and approximately $5.3 million in cash dividends paid. Partially offsetting the cash used is $65.0 million in borrowings under our 2006 Credit Facility.
Capital Expenditures
Capital expenditures totaled approximately $70.4 million for the nine months ended August 31, 2007, compared to approximately $81.3 million for the nine months ended August 31, 2006. The capital expenditures during the nine months ended August 31, 2007, related to the construction of certain buildings supporting our operations and administration functions in Daytona Beach, Florida, seats and club additions at Richmond, enhanced seating areas and a new premium recreational vehicle parking area at Michigan and a variety of other improvements and renovations to our facilities.
At August 31, 2007, we have approximately $111.1 million in capital projects currently approved for our existing facilities. These projects include the acquisition of land and land improvements at various facilities for expansion of parking, camping capacity and other uses, installation of lighting at Chicagoland, improvements at Darlington including a new tunnel, suite renovations and repaving of the racing surface, improvements at California to enhance the fan experience, including installation of escalators to improve fan traffic and mobility, and a variety of other improvements and renovations to our facilities that enable us to effectively compete with other sports venues for consumer and corporate spending.
As a result of these currently approved projects and estimated additional approvals in fiscal 2007, we expect our total fiscal 2007 capital expenditures at our existing facilities will be approximately $80.0 million to $90.0 million, depending on the timing of certain projects.
We review the capital expenditure program periodically and modify it as required to meet current business needs.
Future Liquidity
Long-Term Obligations and Commitments
On April 23, 2004, we completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, we completed an offer to exchange the senior notes for registered senior notes with substantially identical terms (“2004 Senior Notes”). At August 31, 2007, outstanding 2004 Senior Notes totaled approximately $300.6 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 4.2 percent and are due April 2009, and $150.0 million principal amount unsecured senior notes, which bear interest at 5.4 percent and are due April 2014. The 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Our wholly-owned domestic subsidiaries are guarantors of the 2004 Senior Notes.
In connection with our February 2, 2007, acquisition of the 62.5 percent ownership interest in Raceway Associates we did not previously own, we assumed approximately $39.7 million in third party debt, consisting of three bank term loans and two revenue bonds payable. The first bank term loan (“Chicagoland Term Loan”) was a construction loan for the development of Chicagoland with principal outstanding at the date of acquisition of approximately $28.4 million. We paid the remaining principal and accrued interest on the Chicagoland Term Loan subsequent to the acquisition in February 2007. The second bank term loan (“4.9 percent Bank Loan”) consists of a construction and mortgage note with principal outstanding at the date of acquisition of approximately $3.3 million, original 20 year term due June 2018, with a current interest rate of 4.9 percent and a monthly payment of $48,000 principal and interest. The interest rate and monthly payments will be adjusted on June 1, 2008, and 2013. At August 31, 2007, outstanding principal on the 4.9 percent Bank Loan was approximately $3.1 million. The third bank term loan (“6.3 percent Bank Loan”) consists of a mortgage note with principal outstanding at the date of acquisition of approximately $271,000, original five year term due February 2008, with a fixed interest rate of 6.3 percent and a monthly payment of $25,000 principal and interest. At August 31, 2007, outstanding principal on the 6.3 percent Bank Loan was approximately $128,000. The first revenue bonds payable (“5.8 percent Revenue Bonds”) consist of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements with principal outstanding at the date of acquisition of approximately $2.5 million. The 5.8 percent Revenue Bonds have an initial interest rate of 5.8 percent and a monthly payment of $29,000 principal and interest. The interest rate will be adjusted on June 1, 2008 and will continue until maturity in June 2018. At August 31, 2007, outstanding principal on the 5.8 percent Revenue Bonds was approximately $2.4 million. The second revenue bonds payable (“6.8 percent Revenue Bonds”) are special service area revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements with principal outstanding at the date of acquisition of approximately $5.2 million. The 6.8 percent Revenue Bonds are billed and paid as a special assessment on real estate taxes. Interest payments are due on a semi-annual basis at 6.8 percent with principal payments due annually. Final maturity of the 6.8 percent Revenue Bonds is January 2012. At August 31, 2007, outstanding principal on the 6.8 percent Revenue Bonds was approximately $4.7 million.
In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”), issued approximately $71.3 million in taxable special obligation revenue (“TIF”) bonds in connection with the financing of construction of Kansas Speedway. At August 31, 2007, outstanding TIF bonds totaled approximately $67.3 million, net of the unamortized discount, which is comprised of a $18.7 million principal amount, 6.2 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by our wholly-owned subsidiary, Kansas Speedway Corporation. Principal (mandatory redemption) payments per the Funding Commitment are payable by Kansas Speedway Corporation on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. Kansas Speedway Corporation granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway’s boundaries and are not our obligation. Kansas Speedway Corporation has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At August 31, 2007, the Unified Government had approximately $3.8 million in 2002 STAR Bonds outstanding. Under a keepwell agreement, we have agreed to provide financial assistance to Kansas Speedway Corporation, if necessary, to support its guarantee of the 2002 STAR Bonds.
On June 16, 2006, we entered into a $300.0 million revolving credit facility (“2006 Credit Facility”). The 2006 Credit Facility allows us to increase the credit facility to a total of $500.0 million, subject to certain conditions. The 2006 Credit Facility is scheduled to mature in June 2011, and accrues interest at LIBOR plus 30.0-80.0 basis points, based on the our highest debt rating as determined by specified rating agencies. At August 31, 2007, we did not have any borrowings outstanding under the 2007 Credit Facility.
We have guaranteed minimum royalty payments under certain agreements through December 2015, with a remaining maximum exposure at August 31, 2007, of approximately $12.5 million.
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
Northwest US Speedway Development
In June 2005, we announced we had secured an option to purchase approximately 950 acres for the development of a motorsports entertainment facility in Kitsap County, Washington, approximately 20 miles outside of Seattle, Washington, the country’s 14th largest media market. State legislation was required to create a Public Speedway Authority and authorize the issuance of bonds to help finance the project. In early February 2007, the necessary legislation was introduced into both the Washington State House of Representatives and Senate in hopes of successfully completing this stage of the process. On April 2, 2007, we announced that despite agreeing to substantial changes to the legislation, it became apparent that additional modifications would be proposed to the bill. Due to the increased risk that the collective modifications would have a significant negative impact on the project’s financial model, we felt it was in our best long-term interest to discontinue our efforts at the Kitsap County site. As a result, we have terminated our land option and recorded a non-cash pre-tax charge in the fiscal 2007 second quarter of approximately $5.9 million, or $0.07 per diluted share after-tax, to reflect the write-off of certain capitalized costs including legal, consulting, capitalized interest and other project-specific costs. The charge is included in Impairment of Long-lived Assets in our consolidated statements of operations for the nine months ended August 31, 2007. We still believe the Pacific Northwest represents an attractive long-term opportunity, and remain interested in a motorsports entertainment facility development project in the region.
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
The decision to discontinue our speedway development efforts on Staten Island resulted in a non-cash, pre-tax charge in our fiscal 2006 fourth quarter results of approximately $84.7 million, or $1.01 per diluted share after-tax. Accounting rules generally accepted in the US require that the property be valued at its then current fair value, which was estimated by an independent appraisal at approximately $65.0 million. Prior to the write-off, we had capitalized spending of approximately $150.0 million through November 30, 2006, including: (1) $123.0 million for land and related improvements, (2) $11.0 million for costs related solely to the development of the speedway, and (3) $16.0 million for capitalized interest and property taxes. The value of the property is expected to be in excess of $100.0 million once it is filled and ready for sale. As previously discussed, we ceased fill operations while we address certain issues the DEC and DOS raised, including the presence of, and potential need to remediate, fill containing constituents above regulatory thresholds. In May 2007, we entered into a Consent Order with DEC to resolve the issues surrounding these fill operations and the prior placement of fill at the site that contained constituents above regulatory thresholds. The Consent Order requires us to remove non-compliant fill pursuant to the comprehensive fill removal plan. We commenced fill removal activities in September 2007, and we expect the fill removal to be complete in three to four months. The Consent Order also required us to pay a penalty to DEC of $562,500, half of which was paid in May 2007 and the other half of which has been suspended so long as we comply with the terms of the Consent Order. Included in Impairment of Long-lived Assets in our consolidated statements of operations for the three and nine months ended August 31, 2007, is our estimated total costs, including the portion of the penalty which has been paid, attributable to the expected fill removal process of approximately $108,000 and $3.0 million, respectively, or $0.00 and $0.04 per diluted share after-tax, respectively. The costs associated with the fill removal process will be paid within the next several months as fill is removed. We continue to evaluate the existence of other responsible parties and potential recoveries from such parties, if any. We expect to resume fill operations within the next several months after complying with the Consent Order and once other appropriate regulatory approvals are obtained. As previously discussed, we recently entered into negotiations with a third party for the sale of the 676-acre Staten Island property.
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
Daytona Live! Development
In May 2007, we announced we had entered into a 50/50 joint venture (the “Joint Venture”) with The Cordish Company (“Cordish”), one of the largest and most respected developers in the country, to explore a potential mixed-use entertainment destination development to be named Daytona Live!, on 71 acres we currently own. Located directly across International Speedway Boulevard (U.S. Highway 92) from our Daytona motorsports entertainment facility, the acreage currently includes several office buildings that house our corporate headquarters and certain related operations of ours, NASCAR and Grand American. Preliminary conceptual designs call for a 200,000 square foot mixed-use retail/dining/entertainment area as well as a 2,500-seat movie theater, a residential component and a 160-room hotel. In addition, the initial redevelopment could also include approximately 200,000 square feet of office space to house the headquarters of ISC, NASCAR, Grand American and their related businesses, and additional space for other tenants. Final design plans are expected to be completed by the end of 2007 and will incorporate the results of local market studies and further project analysis. The Joint Venture is hopeful to receive all necessary permitting and other approvals in the next twelve months. The current estimated cost for the initial redevelopment is approximately $250 million. Both ISC and Cordish will contribute an equal amount of equity to the joint venture. We expect our contribution to range between $15 million and $20 million in cash, as well as land currently owned. The remainder of the project will be primarily privately financed by the Joint Venture. However, specific financing considerations for the Joint Venture are dependent on several factors including lease arrangements and availability of public incentives. Lastly, if the Joint Venture proceeds with the project, it is expected that several of our existing offices and other buildings, which were not fully depreciated, will be razed during the next three to 21 months. This resulted in the recognition of non-cash charges relating to additional depreciation approximately $6.9 million and $11.6 million, or $0.08 and $0.13 per diluted share, during the three and nine months ended August 31, 2007, respectively. We expect to recognize approximately $0.5 million, or $0.01 per diluted share, of additional depreciation during our fourth quarter of fiscal 2007.

Internal Revenue Service Examination
The Service is currently performing a periodic examination of our federal income tax returns for the years ended November 30, 1999 through 2005 and has challenged the tax depreciation treatment of a significant portion of our motorsports entertainment facility assets. Through August 31, 2007, we have received reports from the Service requesting downward adjustments to our tax depreciation expense for the fiscal years ended November 30, 1999 through 2005, which could potentially result in the reclassification of approximately $101.1 million of income taxes from deferred to current. Including related interest, the combined after-tax cash flow impact of these requested adjustments is approximately $117.9 million. In order to prevent incurring additional interest related to fiscal 2005 and prior, we have approximately $117.9 million on deposit with the Service as of August 31, 2007, which is classified as long-term assets in our consolidated financial statements. Our deposits are not a payment of tax, and we will receive accrued interest on any of these funds ultimately returned to us. Including related interest, we estimate the combined after-tax cash flow impact of future additional federal tax adjustments expected for fiscal 2006, and related state tax revisions and interest for all periods, to range between $30.0 million and $40.0 million at August 31, 2007. In June 2007 the Service commenced the administrative appeals process which is expected to take six to fifteen months to complete. If our appeal is not resolved satisfactorily, we will evaluate all of our options, including litigation. We believe that our application of the federal income tax regulations in question, which have been applied consistently since their enactment and have been subjected to previous IRS audits, is appropriate, and we intend to vigorously defend the merits of our position. In accordance with SFAS No. 109 “Accounting for Income Taxes,” we have accrued a deferred tax liability based on the differences between our financial reporting and tax bases of such assets in our consolidated balance sheet as of August 31, 2007. While an adverse resolution of these matters could result in a material negative impact on cash flow, including payment of taxes from amounts currently on deposit with the Service, we believe that we have provided adequate reserves related to these matters including interest charges through August 31, 2007 totaling approximately $13.4 million, and, as a result, does not expect that such an outcome would have a material adverse effect on results of operations. It is important to note the Federal American Jobs Creation Act of 2004 legislation, which was effective on October 23, 2004, provides owners of motorsports entertainment facility assets a seven-year recovery period for tax depreciation purposes. The motorsports provision applies prospectively from the date of enactment through January 1, 2008. We and others in the industry are pursuing an extension of this seven-year prospective tax depreciation provision.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the nine months ended August 31, 2007, there have been no material changes in our market risk exposures.
ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES
Subsequent to August 31, 2007, and prior to the filing of this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at August 31, 2007, and during the period prior to the filing of this report.
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
We are subject to changing governmental regulations and legal standards that could increase our expenses
With the exception of issues concerning the fill operations on Staten Island raised by the New York State Department of Environmental Conservation (“DEC”) and the New York City Department of Sanitation (“DOS”), including the presence of, and need to remediate, fill containing constituents above permitted regulatory thresholds, we believe that our operations are in material compliance with all applicable federal, state and local environmental, land use and other laws and regulations. In May 2007, we entered into a Consent Order with DEC to resolve several issues surrounding these fill operations and the acceptance of fill at the site that did not comply with certain regulatory standards. The Consent Order requires us to remove non-compliant fill pursuant to the comprehensive fill removal plan. We commenced fill removal activities in September 2007, and we expect the fill removal activities to be complete in three to four months. The Consent Order also required us to pay a penalty to DEC of $562,500, half of which was paid in May 2007 and the other half of which has been suspended so long as we comply with the terms of the Consent Order. Nonetheless, if it is determined that damage to persons or property or contamination of the environment has been caused or exacerbated by the operation or conduct of our business or by pollutants, substances, contaminants or wastes used, generated or disposed of by us, or if pollutants, substances, contaminants or wastes are found on property currently or previously owned or operated by us, we may be held liable for such damage and may be required to pay the cost of investigation and/or remediation of such contamination or any related damage. The amount of such liability as to which we are self-insured could be material. State and local laws relating to the protection of the environment also can include noise abatement laws that may be applicable to our racing events. Our existing facilities continue to be used in situations where the standards for new facilities to comply with certain laws and regulations, including the Americans with Disabilities Act, are constantly evolving. Changes in the provisions or application of federal, state or local environmental, land use or other laws, regulations or requirements to our facilities or operations, or the discovery of previously unknown conditions, also could require us to make additional material expenditures to remediate or attain compliance.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				(d) Maximum number
				of shares (or
				approximate dollar
			(c) Total number of	value of shares)
			shares purchased as	that may yet be
			part of publicly	purchased under the
	(a) Total number	(b) Average price	announced plans or	plans or programs
Period	of shares purchased	paid per share	programs	(in thousands)
June 1, 2007 — June 30, 2007	94,223	$53.07	94,223	$119,000
July 1, 2007 — July 31, 2007	195,380	51.18	195,380	109,000
August 1, 2007 — August 31, 2007	205,108	48.75	205,108	99,000

	494,711		494,711

In December 2006 we announced that our Board of Directors had authorized a share repurchase program (“Stock Purchase Plan”) under which we may purchase up to $50.0 million of our outstanding Class A common shares. In July 2007, our Board of Directors authorized an increase to the Stock Purchase Plan under which we now may purchase up to $150.0 million of our outstanding Class A common shares through November 30, 2008. The timing and amount of any shares repurchased under the Stock Purchase Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plan may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates. During the nine months ended August 31, 2007, we purchased 996,143 shares of our Class A common shares, at an average cost of approximately $51.20 per share (including commissions), for a total of approximately $51.0 million under the Stock Purchase Plan. The transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1.

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

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)
Date: 10/9/2007	/s/ Susan G. Schandel
Susan G. Schandel, Senior Vice President
& Chief Financial Officer