Form 10-K
period 2007-11-30
INTERNATIONAL SPEEDWAY CORP
filed 2008-01-29
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year period ended November 30, 2007
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
YES ☐ NO ☑
The aggregate market value of the voting stock held by nonaffiliates of the registrant as of May 31, 2007 was $1,808,238,116 based upon the last reported sale price of the Class A Common Stock on the NASDAQ National Market System on that date and the assumption that all directors and executive officers of the Company, and their families, are affiliates.
At December 31, 2007, there were outstanding:
No shares of Common Stock, $.10 par value per share,
29,823,106 shares of Class A Common Stock, $.01 par value per share, and
21,549,507 shares of Class B Common Stock, $.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE. The information required by Part III is to be incorporated by reference from the definitive information statement which involves the election of directors at our April 2008 Annual Meeting of Shareholders and which is to be filed with the Commission not later than 120 days after November 30, 2007. Certain of the exhibits listed in Part IV are incorporated by reference from the Company’s Registration Statement filed on Form S-4, File No. 333-118168.
EXCEPT AS EXPRESSLY INDICATED OR UNLESS THE CONTEXT OTHERWISE REQUIRES, “ISC,” “WE,” “OUR,” “COMPANY,” “US,” OR “INTERNATIONAL SPEEDWAY” MEAN INTERNATIONAL SPEEDWAY CORPORATION, A FLORIDA CORPORATION, AND ITS SUBSIDIARIES.

PART I
ITEM 1. BUSINESS
GENERAL
We are a leading promoter of motorsports entertainment activities in the United States. The general nature of our business is a motorsports themed amusement enterprise; furnishing amusement to the public in the form of motorsports themed entertainment. We currently own and/or operate thirteen of the nation’s major motorsports entertainment facilities:
•	Daytona International Speedway in Florida;

•	Talladega Superspeedway in Alabama;

•	Michigan International Speedway in Michigan;

•	Richmond International Raceway in Virginia;

•	California Speedway in California;

•	Kansas Speedway in Kansas;

•	Phoenix International Raceway in Arizona;

•	Chicagoland Speedway in Illinois;

•	Homestead-Miami Speedway in Florida;

•	Martinsville Speedway in Virginia;

•	Darlington Raceway in South Carolina;

•	Watkins Glen International in New York; and

•	Route 66 Raceway in Illinois.
In 2007, these motorsports entertainment facilities promoted well over 100 stock car, open wheel, sports car, truck, motorcycle and other racing events, including:
•	21 National Association for Stock Car Auto Racing (“NASCAR”) NEXTEL Cup Series events;

•	16 NASCAR Busch Series events;

•	nine NASCAR Craftsman Trucks Series events;

•	six Indy Racing League (“IRL”) IndyCar Series events;

•	one National Hot Rod Association (“NHRA”) POWERade drag racing event;

•	the premier sports car endurance event in the United States (the Rolex 24 at Daytona sanctioned by the Grand American Road Racing Association (“Grand American”)); and

•	a number of other prestigious stock car, sports car, open wheel and motorcycle events.
Our business consists principally of racing events at these major motorsports entertainment facilities, which, in total, currently have more than one million grandstand seats. We generate revenue primarily from admissions, television, radio and ancillary rights fees, promotion and sponsorship fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating), advertising revenues, royalties from licenses of our trademarks and track rentals, as well as from catering, merchandise and food concession services at our wholly-owned motorsports entertainment facilities. We also own and operate the Motor Racing Network, Inc. radio network, or MRN Radio, the nation’s largest independent motorsports radio network in terms of event programming, and Daytona 500 EXperience—The Ultimate Motorsports Attraction, a motorsports-themed entertainment complex and the Official Attraction of NASCAR.
Over the past several years, our business has grown through both internal and external initiatives. From fiscal 2003 through fiscal 2007, our revenues increased from approximately $549.1 million to $816.6 million, a compound annual growth rate, or CAGR, of 10.4 percent. Significantly contributing to this increase was motorsports related revenues, which grew at a CAGR of 15.2 percent over the period. Motorsports related revenues represented 48.3 percent of our total revenues in fiscal 2003 and 57.3 percent in fiscal 2007. Motorsports related revenues are primarily associated with television rights fees and sales to corporate marketing partners. The substantial majority of these revenues are supported by multi-year contracts that include annual growth escalators. This structure has broadened our financial stability through more predictable and recurring revenues and cash flows and should enable us to maintain our leadership position in the motorsports entertainment industry.
Starting in fiscal 2008, entitlement of two of NASCAR’s premiere series will change. The NASCAR NEXTEL Cup Series will become the NASCAR SPRINT Cup Series and the NASCAR Busch Series will become the NASCAR Nationwide Series. Throughout this document, the naming convention for these series is consistent with the branding in fiscal 2007.
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

OPERATIONS
The general nature of our business is a motorsports themed amusement enterprise, furnishing amusement to the public in the form of motorsports themed entertainment. Our motorsports event operations consist principally of racing events at our major motorsports entertainment facilities, which include providing catering, merchandise and food concessions at our motorsports entertainment facilities that host NASCAR NEXTEL Cup Series events except for catering and food concessions at Chicagoland Speedway (“Chicagoland”) and Route 66 Raceway (“Route 66”). Our other operations include the Daytona 500 EXperience motorsports entertainment complex, MRN Radio, our 50.0 percent equity investment in the joint venture SMISC, LLC (“SMISC”), which conducts business through a wholly-owned subsidiary Motorsports Authentics, and certain other activities. We derived approximately 85.8 percent of our 2007 revenues from NASCAR-sanctioned racing events at our wholly-owned facilities.
In addition to events sanctioned by NASCAR, in fiscal 2007 we promoted other stock car, open wheel, sports car, motorcycle and go-kart racing events sanctioned by the American Historic Racing Motorcycle Association, the American Motorcyclist Association, the Automobile Racing Club of America (“ARCA”), the American Sportbike Racing Association — Championship Cup Series (“CCS”), the Federation International de L’Automobile, the Federation International Motocycliste, Grand American, Historic Sportscar Racing, IRL, the National Auto Sport Association, NHRA, the National Muscle Car Association, the National Mustang Racers Association, the Porsche Club of America, the Sports Car Club of America (“SCCA”), the Sportscar Vintage Racing Association, the United States Auto Club (“USAC”), the Vintage Auto Racing Association and the World Karting Association.
Food, Beverage and Merchandise Operations
We conduct, either through operations of the particular facility or through certain wholly-owned subsidiaries operating under the name “Americrown,” souvenir merchandising operations, food and beverage concession operations and catering services, both in suites and chalets, for customers at each of our wholly-owned motorsports entertainment facilities with the exception of food and beverage concessions and catering services at Chicagoland and Route 66.
MRN Radio
Our subsidiary, Motor Racing Network, Inc., does business under the name “MRN Radio,” but is not a radio station. Rather, it creates motorsports-related programming content carried on radio stations around the country, including a national satellite radio service. MRN Radio produces and syndicates to radio stations live coverage of the NASCAR NEXTEL Cup, NASCAR Busch and NASCAR Craftsman Truck series races and certain other races conducted at our motorsports entertainment facilities, as well as some races conducted at motorsports entertainment facilities we do not own. Each track presently has the ability to separately contract for the rights to radio broadcasts of NASCAR and certain other events held at its facilities. In addition, MRN Radio provides production services for NEXTEL Vision, the trackside large screen video display units, at substantially all NASCAR NEXTEL Cup Series event weekends. MRN Radio also produces and syndicates daily and weekly NASCAR racing-themed programs. MRN Radio derives revenue from the sale of national advertising contained in its syndicated programming, the sale of advertising and audio and video production services for NEXTEL Vision, as well as from rights fees paid by radio stations that broadcast the programming.
Daytona 500 EXperience
The Company owns and operates the Daytona 500 EXperience — The Ultimate Motorsports Attraction, a

motorsports-themed entertainment complex and the Official Attraction of NASCAR. The Daytona 500 EXperience, (formerly DAYTONA USA) includes interactive media, rides, theaters, historical memorabilia and exhibits, tours, as well as riding and driving experiences of Daytona International Speedway (“ Daytona”).
EQUITY INVESTMENTS
Motorsports Authentics
In the fourth quarter of fiscal 2005 we and Speedway Motorsports Incorporated (“SMI”) created a new 50/50 joint venture, SMISC, LLC, which, through a wholly-owned subsidiary named Motorsports Authentics, LLC, conducts business under the name Motorsports Authentics. Motorsports Authentics is, and operates as, an independent company in which we and SMI are equal equity owners. It is the leader in design, promotion, marketing and distribution of motorsports licensed merchandise. Motorsports Authentics has licenses for exclusive and non-exclusive distribution with teams competing in NASCAR and other major motorsports series. Its products include a broad range of motorsports-related die-cast replica collectibles, apparel, gifts and other memorabilia, which are marketed through a combination of mass retail, domestic wholesale, trackside and collector’s club distribution channels.
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
Employees
As of November 30, 2007, we had over 1,100 full-time employees. We also engage a significant number of temporary personnel to assist during periods of peak attendance at our events, some of whom are volunteers. None of our employees are represented by a labor union. We believe that we enjoy a good relationship with our employees.

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
ITEM 1A. RISK FACTORS
•	Forward-looking statements.
This report contains forward-looking statements. The documents incorporated into this report by reference may also contain forward-looking statements. You can identify a forward-looking statement by our use of the words “anticipate,” “estimate,” “expect,” “may,” “believe,” “objective,” “projection,” “forecast,” “goal,” and similar expressions. Forward-looking statements include our statements regarding the timing of future events, our anticipated future operations and our anticipated future financial position and cash requirements.
We believe that the expectations reflected in our forward-looking statements are reasonable. We do not know whether our expectations will ultimately prove correct.
In the section that follows below, in cautionary statements made elsewhere in this report, and in other filings we have made with the Securities and Exchange Commission we list the important factors that could cause our actual results to differ from our expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors described below and other factors set forth in or incorporated by reference in this report.
These factors and cautionary statements apply to all future forward-looking statements we make. Many of these factors are beyond our ability to control or predict. Do not put undue reliance on forward-looking statements or project any future results based on such statements or on present or prior earnings levels.
Additional information concerning these, or other factors, which could cause the actual results to differ materially from those in our forward-looking statements is contained from time to time in our other SEC filings. Copies of those filings are available from us and/or the SEC.
•	Adverse changes in our relationships with NASCAR and other motorsports sanctioning bodies, or their present sanctioning practices could limit our future success.
Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction the races we promote at our facilities, particularly NASCAR. NASCAR-sanctioned races conducted at our wholly-owned subsidiaries accounted for approximately 85.8 percent of our total revenues in fiscal 2007. Each NASCAR sanctioning agreement is awarded on an annual basis and NASCAR is not required to continue to enter into, renew or extend sanctioning agreements with us to conduct any event. Any adverse change in the present sanctioning practices (such as the proposal to establish a bid system which was contained in the complaint in the Kentucky Speedway litigation), could adversely impact our operations and revenue. Moreover, although our general growth strategy includes the possible development and/or acquisition of additional motorsports entertainment facilities, we have no assurance that any sanctioning body, including NASCAR, will enter into sanctioning agreements with us to conduct races at any newly developed or acquired motorsports entertainment facilities. Failure to obtain a sanctioning agreement for a major NASCAR event could negatively affect us. Similarly, although NASCAR has in the past approved our requests for realignment of sanctioned events, NASCAR is not obligated to modify its race schedules to allow us to schedule our races more efficiently or profitably.
•	Delay, postponement or cancellation of major motorsports events because of weather or other factors could adversely affect us.
We promote outdoor motorsports entertainment events. Weather conditions affect sales of, among other things, tickets, food, drinks and merchandise at these events. Poor weather conditions prior to an event, or even the forecast of poor weather conditions, could have a negative impact on us, particularly for walk-up ticket sales to events which are not sold out in advance. If an event scheduled for one of our facilities is delayed or postponed because of weather or other reasons such as, for example, the general postponement of all major sporting events in the United States following the September 11, 2001 terrorism attacks, we could incur increased expenses associated with conducting the rescheduled event, as well as possible decreased revenues from tickets, food, drinks and merchandise at the rescheduled event. If such an event is cancelled, we would incur the expenses associated with preparing to conduct the event as well as losing the revenues, including any live broadcast revenues, associated with the event, to the extent such losses were not covered by insurance.
If a cancelled event is part of the NASCAR Sprint Cup, NASCAR Nationwide or NASCAR Craftsman Truck series, in the year of cancellation we could experience a reduction in the amount of money we expect to receive from television revenues for all of our NASCAR-sanctioned events in the series that experienced the cancellation. This would occur if, as a result of the cancellation, and without regard to whether the cancelled event was scheduled for one of our facilities, NASCAR experienced a reduction in television revenues greater than the amount scheduled to be paid to the promoter of the cancelled event.
•	Changes, declines and delays in consumer and corporate spending could adversely affect us.
Our financial results depend significantly upon a number of factors relating to discretionary consumer and corporate spending, including economic conditions affecting disposable consumer income and corporate budgets such as:
•	employment;

•	business conditions;

•	interest rates; and

•	taxation rates.
These factors can impact both attendance at our events and advertising and marketing dollars available from the motorsports industry’s principal sponsors and potential sponsors. Economic and other lifestyle conditions adversely affect consumer and corporate spending thereby impacting our growth, revenue and profitability. General economic conditions were significantly and negatively impacted by the September 11, 2001 terrorist attacks and the war in Iraq and could be similarly affected by any future attacks, by a terrorist attack at any mass gathering or fear of such attacks, or by other acts or prospects of war. Any future attacks or wars or related threats could also increase our expenses related to insurance, security or other related matters. A weakened economic and business climate, as well as consumer uncertainty created by such a climate, could adversely affect our financial results. Finally, our financial results could also be adversely impacted by a widespread outbreak of a severe epidemiological crisis.
•	France Family Group control of NASCAR creates conflicts of interest.
Members of the France Family Group own and control NASCAR. James C. France, our Chairman of the Board and Chief Executive Officer, and Lesa France Kennedy, our President and one of our directors, are both members of the France Family Group in addition to holding positions with NASCAR. Each of them, as well as our general counsel, spends part of his or her time on NASCAR’s business. Because of these relationships, even though all related party transactions are approved by our Audit Committee, certain potential conflicts of interest between us and NASCAR exist with respect to, among other things:
•	the terms of any sanctioning agreements that may be awarded to us by NASCAR;

•	the amount of time the employees mentioned above and certain of our other employees devote to NASCAR’s affairs; and

•	the amounts charged or paid to NASCAR for office rental, transportation costs, shared executives, administrative expenses and similar items.
France Family Group members, together, beneficially own approximately 35.0 percent of our capital stock and over 65.0 percent of the combined voting power of both classes of our common stock. Historically members of the France Family Group have voted their shares of common stock in the same manner. Accordingly, they can (without the approval of our other shareholders) elect our entire Board of Directors and determine the outcome of various matters submitted to shareholders for approval, including fundamental corporate transactions and have done so in the past. If holders of class B common stock other than the France Family Group elect to convert their beneficially owned shares of class B common stock into shares of class A common stock and members of the France Family Group do not convert their shares, the relative voting power of the France Family Group will increase. Voting control by the France Family Group may discourage certain types of transactions involving an actual or potential change in control of us, including transactions in which the holders of class A common stock might receive a premium for their shares over prevailing market prices.
•	Our success depends on the availability and performance of key personnel
Our continued success depends upon the availability and performance of our senior management team which possesses unique and extensive industry knowledge and experience. Our inability to retain and attract key employees in the future, could have a negative effect on our operations and business plans.
•	The IRS is currently performing a periodic examination of certain of our federal income tax returns that could result in a material negative impact on cash flow
The Internal Revenue Service (the “Service”) is currently performing a periodic examination of our federal income tax returns for the years ended November 30, 1999 through November 30, 2005 and is challenging the tax depreciation treatment for a significant portion of our motorsports entertainment facility assets. In accordance with SFAS No. 109 “Accounting for Income Taxes” we have accrued a deferred tax liability based on the differences between our financial reporting and tax bases of such assets and have recorded a reserve for additional interest that may be due., An adverse resolution of these matters could result in a material negative impact on cash flow, including payment of taxes from amounts currently on deposit with the Service.

•	Future impairment of goodwill and other intangible assets or long-lived assets by us or our equity investments and joint ventures could adversely affect our financial results
Our consolidated balance sheets include significant amounts of goodwill and other intangible assets and long-lived assets which could be subject to impairment.
•	In fiscal 2006, we recorded a non-cash before-tax charge of approximately $84.7 million as an impairment of long-lived assets due to our decision to discontinue pursuit of a speedway development on Staten Island.

•	In fiscal 2007, we recorded a before-tax charge of approximately $13.1 million as an impairment of long-lived assets due to our decisions to discontinue pursuit of a speedway development in Kitsap County, Washington, costs associated with the fill removal process at our Staten Island property and impairment charges relating to certain other long-lived assets.
As of November 30, 2007, goodwill and other intangible assets and property and equipment accounts for approximately $1,601.0 million, or 80.8 percent of our total assets. We account for our goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and for our long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Both SFAS No. 142 and No. 144 require testing goodwill and other intangible assets and long-lived assets for impairment based on assumptions regarding our future business outlook. While we continue to review and analyze many factors that can impact our business prospects in the future, our analyses are subjective and are based on conditions existing at and trends leading up to the time the assumptions are made. Actual results could differ materially from these assumptions. Our judgments with regard to our future business prospects could impact whether or not an impairment is deemed to have occurred, as well as the timing of the recognition of such an impairment charge. If future testing for impairment of goodwill and other intangible assets or long-lived assets results in a reduction in their carrying value, we will be required to take the amount of the reduction in such goodwill and other intangible assets or long-lived assets as a non-cash charge against operating income, which would also reduce shareholders’ equity.
In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments we exert significant influence on the investee but do not have effective control over the investee, which adds an additional element of risk that can adversely impact our financial position and results of operations.
Our equity investments at November 30, 2007, totaled 76.8 million, consisting primarily of our 50/50 joint venture, SMISC operating as Motorsports Authentics. Motorsports Authentics consolidated balance sheets include significant amounts of goodwill and other intangible assets and long-lived assets. In fiscal 2007, Equity in Net Loss From Equity Investments includes a net loss of $57.0 million, or $1.04 per diluted share, representing our portion of the results from our 50 percent indirect interest in Motorsports Authentics which is comprised of a loss from operations, that included the write-down of certain inventory and related assets and an impairment of goodwill, certain intangibles and other long-lived assets. Our portion of the Motorsports Authentics net loss from operations for fiscal 2006 included in Equity in Net Loss From Equity Investments was $3.3 million, or $0.05 per diluted share.

•	Personal injuries to spectators and participants could adversely affect financial results.
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
•	We operate in a highly competitive environment
As an entertainment company, our racing events face competition from other spectator-oriented sporting events and other leisure, entertainment and recreational activities, including professional football, basketball, hockey and baseball. As a result, our revenues are affected by the general popularity of motorsports, the availability of alternative forms of recreation and changing consumer preferences. Our racing events also compete with other racing events sanctioned by various racing bodies such as NASCAR, IRL, USAC, NHRA, International Motorsports Association, SCCA, Grand American, ARCA and others. Many sports and entertainment businesses have resources that exceed ours.
•	We are subject to changing governmental regulations and legal standards that could increase our expenses
With the exception of issues concerning the fill operations on Staten Island raised by the New York State Department of Environmental Conservation (“DEC”) and the New York City Department of Sanitation (“DOS”), including the presence of, and need to remediate, fill containing constituents above permitted regulatory thresholds, we believe that our operations are in material compliance with all applicable federal, state and local environmental, land use and other laws and regulations. In May 2007, we entered into a Consent Order with DEC to resolve several issues surrounding these fill operations and the acceptance of fill at the site that did not comply with certain regulatory standards. The Consent Order requires us to remove non-compliant fill pursuant to the comprehensive fill removal plan. We commenced fill removal activities in September 2007, and we expect the fill removal process activities to be complete in the first quarter of fiscal 2008. The Consent Order also required us to pay a penalty to DEC of $562,500, half of which was paid in May 2007 and the other half of which has been suspended so long as we comply with the terms of the Consent Order.
A small portion of our property in Daytona Beach, near our corporate headquarter is in the process of having certain constituents above permitted levels in Florida remediated by a prior occupant of the property who has admitted causing the contamination and has assumed full liability for the remediation of the site. On January 25, 2008 we learned that during certain tests requested by the Florida DEP, in connection with this remediation four monitoring wells appear to have constituents above permitted levels indicative of a gasoline spill. These gasoline constituents appear at this time to be unrelated to the other remediation activities. Additional tests specifically designed to look for these materials are being performed in order to provide confirmation of the results reported to us. We face the risks that these chemicals may actually be present, that the redevelopment of the site into the Daytona Live! Project could be delayed during the cleanup, and that we may have to bear, at least temporarily, the cost of the cleanup. Considering that we have just become aware of this issue, we are unable at the present time to determine if we have a loss, an estimate of the range of this possible loss and whether or not the range of possible loss is of a material nature.

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
•	Our quarterly results are subject to seasonality and variability
We derive most of our income from a limited number of NASCAR-sanctioned races. As a result, our business has been, and is expected to remain, highly seasonal based on the timing of major racing events. For example, one of our NASCAR Sprint Cup Series races is traditionally held on the Sunday preceding Labor Day. Accordingly, the revenues and expenses for that race and/or the related supporting events may be recognized in either the fiscal quarter ending August 31 or the fiscal quarter ending November 30.
Future schedule changes as determined by NASCAR or other sanctioning bodies, as well as the acquisition of additional, or divestiture of existing, motorsports entertainment facilities could impact the timing of our major events in comparison to prior or future periods.
ITEM 1B. UNRESOLVED STAFF COMMENTS. None

ITEM 2. PROPERTIES
Motorsports Entertainment Facilities
The following table sets forth current information relating to each of our motorsports entertainment facilities:

		APPROXIMATE NUMBER OF
		GRANDSTAND	APPROXIMATE
TRACK NAME	LOCATION	SEATS	ACREAGE	TRACK LENGTH

Daytona International Speedway	Daytona Beach, Florida	168,000	440	2.5 miles
Talladega Superspeedway	Talladega, Alabama	143,000	1,435	2.6 miles
Michigan International Speedway	Brooklyn, Michigan	131,000	1,180	2.0 miles
Richmond International Raceway	Richmond, Virginia	109,000	635	0.8 miles
California Speedway	Fontana, California	92,000	566	2.0 miles
Kansas Speedway	Kansas City, Kansas	82,000	1,000	1.5 miles
Phoenix International Raceway	Phoenix, Arizona	76,000	598	1.0 mile
Chicagoland Speedway	Joliet, Illinois	75,000	930	1.5 miles
Homestead-Miami Speedway	Homestead, Florida	65,000	404	1.5 miles
Martinsville Speedway	Martinsville, Virginia	62,000	250	0.5 miles
Darlington Raceway	Darlington, South Carolina	62,000	230	1.3 miles
Watkins Glen International	Watkins Glen, New York	35,000	1,377	3.4 miles
Route 66 Raceway	Joliet, Illinois	30,000	240	1/4 mile
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
CHICAGOLAND SPEEDWAY. Chicagoland Speedway is a moderately-banked, asphalt, tri-oval superspeedway located in Joliet, Illinois, approximately 35 miles from Chicago, Illinois.
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
WATKINS GLEN INTERNATIONAL. Watkins Glen International includes 3.4-mile and 2.4-mile road course tracks and is located near Watkins Glen, New York.
ROUTE 66 RACEWAY. Route 66 Raceway includes a quarter mile drag strip and dirt oval speedway. The facilities are located in Joliet, Illinois, approximately 35 miles from Chicago, Illinois, adjacent to Chicagoland.
OTHER FACILITIES: We own approximately 150 acres of real property near Daytona International Speedway which is home to our corporate headquarters and other offices and facilities. In addition, we also own 500 acres near Daytona on which we conduct agricultural operations except during events when they are used for parking and other ancillary purposes. We also own concession facilities in Talladega, Alabama. We lease real estate and office space in Talladega, Alabama and the property and premises at the Talladega Municipal Airport. Our wholly-owned subsidiary, Phoenix Speedway Corp. leases office space in Avondale, Arizona and the California Speedway (“California”) leases an office location in Los Angeles, California. The Richmond facility includes a state fairgrounds complex that operates various non-motorsports events.
Through our majority-owned subsidiary, 380 Development, LLC (“380 Development”), we purchased approximately 676 acres in the New York City borough of Staten Island that we targeted for the development of a major motorsports entertainment and retail development project. In November 2006, due to a variety of factors, we decided to discontinue pursuit of a speedway development on Staten Island. We are currently pursuing the sale of the property in whole or in parts. See “Future Liquidity” and Note 4 in the Consolidated Financial Statements included elsewhere in this document for further discussion regarding the discontinuance of the pursuit of this speedway development.
Intellectual Property
We have various registered and common law trademark rights, including, but not limited to, “California Speedway,” “Chicagoland Speedway,” “Darlington Raceway,” “The Great American Race,” “Southern 500,” “Too Tough to Tame,” “Daytona International Speedway,” “ Daytona 500 EXperience,” the “Daytona 500,” the “24 Hours of Daytona,” “Acceleration Alley,” “Daytona Dream Laps,” “Speedweeks,” “World Center of Racing,” “Homestead-Miami Speedway,” “Kansas Speedway,” “Martinsville Speedway,” “Michigan International Speedway,” “Phoenix International Raceway,” “Richmond International Raceway,” “Route 66 Raceway,” “The Action Track,” “Talladega Superspeedway,” “Watkins Glen International,” “The Glen,” “Americrown,” “Motor Racing Network,” “MRN,” and related logos. We also have licenses from NASCAR, various drivers and other businesses to use names and logos for merchandising programs and product sales. Our policy is to protect our intellectual property rights vigorously, through litigation, if necessary, chiefly because of their proprietary value in merchandise and promotional sales.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we are a party to routine litigation incidental to our business. We do not believe that the resolution of any or all of such litigation will have a material adverse effect on our financial condition or results of operations.
In addition to such routine litigation incident to our business, we are a party to the litigation described below.
In July 2005, Kentucky Speedway, LLC filed a civil action in the Eastern District of Kentucky against NASCAR and us which alleged that “NASCAR and ISC have acted, and continue to act, individually and in combination and collusion with each other and other companies that control motorsports entertainment facilities hosting NASCAR NEXTEL Cup Series, to illegally restrict the award of ... NASCAR NEXTEL Cup Series [races].” The complaint was amended in 2007 to seek, in addition to damages, an injunction requiring NASCAR to “develop objective factors for the award of NEXTEL Cup races”, “divestiture of ISC and NASCAR so that the France Family and anyone else does not share ownership of both companies or serve as officers or directors of both companies”, “ISC’s divestiture of at least 8 of its 12 racetracks that currently operate a NEXTEL Cup race” and prohibiting further alleged violations of the antitrust laws. The complaint did not ask the court to cause NASCAR to award a NEXTEL Cup race to the Kentucky Speedway. Other than some vaguely conclusory allegations, the complaint failed to specify any specific unlawful conduct by us. Pre-trial “discovery” in the case was concluded and based upon all of the factual and expert evidentiary materials adduced we were more firmly convinced than ever that the case was without legal or factual merit.
On January 7, 2008 our position was vindicated when the Federal District Court Judge hearing the case ruled in favor of ISC and NASCAR and entered a judgment which stated:
IT IS ORDERED AND ADJUDGED that all claims of the plaintiff, Kentucky Speedway, LLC, be, and they are, hereby dismissed, with prejudice, at the cost of the plaintiff.”
The Opinion and Order of the courted entered on the same day concluded:

After careful consideration and a thorough review of the record, and granting [Kentucky] Speedway the benefit of the doubt on all reasonable inferences therefrom, the court concludes that [Kentucky] Speedway has failed to make out its case.
Subsequently, on January 11, 2008 Kentucky Speedway, LLC filed a Notice of Appeal to the United States Court of Appeal for the Sixth Circuit. We expect the appellate process to be resolved in our favor in approximately 18 to 24 months.
At this point the likelihood of a materially adverse result appears to be remote, although there is always an element of uncertainty in litigation. It is premature to attempt to quantify the potential magnitude of such a remote possible adverse decision.
The fees and expenses associated with the defense of this suit have not been covered by insurance and have adversely impacted our financial condition. Since the judgment entered by the court allows us to seek recovery of our “costs” (not including attorney fees) from the Kentucky Speedway, we are preparing materials to submit to the court to have the amount of our allowable costs determined and intend to pursue recovery from the Kentucky Speedway of the maximum amounts allowed by the court, which should include those costs necessarily incurred in successfully defending the appeal to the Sixth Circuit.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II
ITEM 5. MARKET PRICE OF AND DIVIDENDS ON REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
At November 30, 2007, International Speedway Corporation had two issued classes of capital stock: class A common stock, $.01 par value per share, and class B common stock, $.01 par value per share. The class A common stock is traded on the NASDAQ National Market System under the symbol “ISCA.” The class B common stock is traded on the Over-The-Counter Bulletin Board under the symbol “ISCB.OB” and, at the option of the holder, is convertible to class A common stock at any time. As of November 30, 2007, there were approximately 2,578 record holders of class A common stock and approximately 493 record holders of class B common stock.
The reported high and low sales prices or high and low bid information, as applicable, for each quarter indicated are as follows:

	ISCA		ISCB.OB(1)
	High	Low	High	Low

Fiscal 2006:
First Quarter	$55.00	$43.60	$54.50	$42.94
Second Quarter	51.86	47.25	51.15	47.35
Third Quarter	48.85	43.48	48.75	43.34
Fourth Quarter	54.33	47.85	54.25	47.88

Fiscal 2007:
First Quarter	$54.78	$50.86	$54.20	$50.75
Second Quarter	53.79	48.52	53.00	48.75
Third Quarter	53.99	46.43	53.59	45.00
Fourth Quarter	52.41	42.17	50.25	41.72

(1)	ISCB quotations were obtained from the OTC Bulletin Board and represent prices between dealers and do not include mark-up, mark-down or commission. Such quotations do not necessarily represent actual transactions.
Stock Purchase Plan
In December 2006 we announced that our Board of Directors had authorized a share repurchase program (“Stock Purchase Plan”) under which we could purchase up to $50.0 million of our outstanding Class A common shares. In July 2007, our Board of Directors authorized a $100.0 million increase to the Stock Purchase Plan allowing us to purchase up to $150.0 million of our outstanding Class A common shares through November 30, 2008. The timing and amount of any shares repurchased under the Stock Purchase Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plan may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates. During fiscal 2007, we purchased 1,642,114 shares of our Class A common shares, at an average cost of approximately $49.33 per share (including commissions), for a total of approximately $81.0 million under the Stock Purchase Plan. The transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1.

				(d) Maximum number
				of shares (or
				approximate dollar
			(c) Total number of	value of shares)
			shares purchased as	that may yet be
			part of publicly	purchased under the
	(a) Total number	(b) Average price	announced plans or	plans or programs
Period	of shares purchased	paid per share	programs	(in thousands)
December 1, 2006 — August 31, 2007	996,143	$51.20	996,143	$99,000
September 1, 2007 — September 30,2007	211,379	47.31	211,379	89,000
October 1, 2007 — October 31, 2007	209,024	47.84	209,024	79,000
November 1, 2007 — November 30, 2007	225,568	44.33	225,568	69,000

	1,642,114		1,642,114

Dividends
Annual dividends were declared in the quarter ended in May and paid in June in fiscal years 2003 through 2005 of $0.06 and $0.08 and $0.10 in fiscal years 2006 and 2007, respectively, per share on all common stock that was issued at the time.
Securities Authorized For Issuance Under Equity Compensation Plans
Equity Compensation Plan Information

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	193,228	$48.6	883,795
Equity compensation plans not approved by security holders	—	—	—

Total	193,228	$48.6	883,795

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected financial data as of and for each of the last five fiscal years in the period ended November 30, 2007. The income statement data for the three fiscal years in the period ended November 30, 2007, and the balance sheet data as of November 30, 2006 and November 30, 2007, have been derived from our audited historical consolidated financial statements included elsewhere in this report. The balance sheet data as of November 30, 2005, and the income statement data and the balance sheet data as of and for the fiscal years ended November 30, 2003 and 2004, have been derived from our audited historical consolidated financial statements. You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included elsewhere in this report.

	For the Year Ended November 30,
	2003	2004	2005	2006	2007

		(in thousands, except per share data)

Income Statement Data:
Revenues:
Admissions, net	$203,699	$222,545	$234,768	$235,251	$253,685
Motorsports related	265,209	334,943	408,514	466,095	467,804
Food, beverage and merchandise	74,075	83,236	87,269	87,288	84,163
Other	6,072	7,124	9,578	9,735	10,911

Total revenues	549,055	647,848	740,129	798,369	816,563
Expenses:
Direct:
Prize and point fund monies and NASCAR sanction fees	96,882	119,322	136,816	151,203	151,311
Motorsports related	97,771	113,073	134,395	144,445	162,722
Food, beverage and merchandise	41,467	52,285	56,773	53,141	48,490
General and administrative	82,403	90,307	95,987	106,497	118,982
Depreciation and amortization	40,860	44,443	50,893	56,833	80,205
Impairment of long-lived assets	2,829	—	—	87,084	13,110

Total expenses	362,212	419,430	474,864	599,203	574,820

Operating income	186,843	228,418	265,265	199,166	241,743
Interest income	1,789	4,053	4,860	5,312	4,990
Interest expense	(23,179)	(21,723)	(12,693)	(12,349)	(15,628)
Equity in net income (loss) from equity investments	2,553	2,754	3,516	318	(58,147)
Loss on early redemption of debt	—	(4,988)	—	—	—

Income from continuing operations before income taxes	168,006	208,514	260,948	192,447	172,958
Income taxes	66,041	82,218	101,876	75,467	86,667

Income from continuing operations	101,965	126,296	159,072	116,980	86,291
Income (loss) from discontinued operations(1)	3,483	(6,315)	289	(176)	(90)
Gain on sale of discontinued operations	—	36,337	—	—	—

Net income	$105,448	$156,318	$159,361	$116,804	$86,201

	For the Year Ended November 30,
	2003	2004	2005	2006	2007

		(in thousands, except per share data)

Basic Earnings per share:
Income from continuing operations	$1.92	$2.38	$2.99	$2.20	$1.64
Income (loss) from discontinued operations (1)	0.07	(0.12)	0.01	—	—
Gain on sale of discontinued operations	—	0.68	—	—	—

Net income	$1.99	$2.94	$3.00	$2.20	$1.64

Diluted earnings per share:
Income from continuing operations	$1.92	$2.37	$2.99	$2.20	$1.64
Income (loss) from discontinued operations (1)	0.06	(0.11)	—	(0.01)	—
Gain on sale of discontinued operations	—	0.68	—	—	—

Net income	$1.98	$2.94	$2.99	$2.19	$1.64

Dividends per share	$0.06	$0.06	$0.06	$0.08	$0.10

Weighted average shares outstanding:
Basic	53,057,077	53,084,437	53,128,533	53,166,458	52,557,550
Diluted	53,133,282	53,182,776	53,240,183	53,270,623	52,669,934

Balance Sheet Data (at end of period):
Cash and cash equivalents	$223,973	$160,978	$130,758	$59,681	$57,316
Working capital (deficit)	(104,761)	149,879	14,887	7,298	(52,477)
Total assets	1,303,792	1,619,510	1,797,069	1,922,059	1,982,117
Long-term debt	75,168	369,315	368,387	367,324	375,009
Total debt	308,131	376,820	369,022	368,094	377,547
Total shareholders’ equity	726,465	881,738	1,039,955	1,155,115	1,159,088

(1)	Reflects the accounting for discontinued operations of North Carolina Speedway, which was sold on July 1, 2004, and Nazareth Speedway which is currently held for sale. The loss from discontinued operations in fiscal 2004 includes the non-cash after-tax impairment of Nazareth’s long-lived assets of approximately $8.6 million. The discontinued operations in fiscal 2005 includes the subsequent non-cash after-tax write-up of certain grandstand assets at Nazareth, which were relocated to and used at Darlington Raceway (“Darlington”) in fiscal 2006, of approximately $471,000.

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
Starting in fiscal 2008, entitlement of two of NASCAR’s premiere series will change. The NASCAR NEXTEL Cup Series will become the NASCAR SPRINT Cup Series and the NASCAR Busch Series will become the NASCAR Nationwide Series. Throughout this document, the naming convention for these series is consistent with the branding in fiscal 2007.
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
NASCAR contracts directly with certain network providers for television rights to the entire NASCAR NEXTEL Cup and Busch series schedules as well as the NASCAR Craftsman Truck series schedule beginning in fiscal year 2007. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR NEXTEL Cup, Busch and Craftsman Truck series event. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR NEXTEL Cup, Busch and Craftsman Truck series event as a component of its sanction fees and remits the remaining 90.0 percent to the event promoter. The event promoter pays 25.0 percent of the gross broadcast rights fees allocated to the event as part of awards to the competitors.
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
Accounts Receivable. We regularly review the collectability of our accounts receivable. An allowance for doubtful accounts is estimated based on historical experience of write-offs and future expectations of conditions that might impact the collectability of accounts.
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
Capitalization and Depreciation Policies. Property and equipment are stated at cost. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Depreciation and amortization for financial statement purposes are provided on a straight-line basis over the estimated useful lives of the assets. When we construct assets, we capitalize costs of the project, including, but not limited to, certain pre-acquisition costs, permitting costs, fees paid to architects and contractors, certain costs of our design and construction subsidiary, property taxes and interest.
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
Impairment of Long-lived Assets, Goodwill and Other Intangible Assets. Our consolidated balance sheets include significant amounts of long-lived assets, goodwill and other intangible assets. Our intangible assets are comprised of assets having finite useful lives, which are amortized over that period, and goodwill and other non-amortizable intangible assets with indefinite useful lives. Current accounting standards require testing these assets for impairment, either upon the occurrence of an impairment indicator or annually, based on assumptions regarding our future business outlook. While we continue to review and analyze many factors that can impact our business prospects in the future, our analyses are subjective and are based on conditions existing at, and trends leading up to, the time the estimates and assumptions are made. Actual results could differ materially from these estimates and assumptions. Our judgments with regard to our future business prospects could impact whether or not an impairment is deemed to have occurred, as well as the timing of the recognition of such an impairment charge. Our equity method investees also perform such tests for impairment of long-lived assets, goodwill and other intangible assets.
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
Acquisition and Divestitures
Raceway Associates
On February 2, 2007, we acquired the 62.5 percent ownership interested in Raceway Associates, LLC (“Raceway Associates”) we did not previously own, bringing our ownership to 100.0 percent. Raceway Associates operates Chicagoland and Route 66. The purchase price for the 62.5 percent ownership interest totaled approximately $111.1 million, including approximately $102.4 million paid to the prior owners, the assumption of third party liabilities and acquisition costs, net of cash received. The purchase price was paid with cash on hand and approximately $65.0 million in borrowings on our revolving credit facility. This transaction has been accounted for as a business combination and is included in our consolidated operations subsequent to the date of acquisition.
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
In January 2006, we entered into an agreement with NZSW, LLC for the sale of 158 acres, on which Nazareth Speedway is located, for approximately $18.8 million. On October 9, 2007, we terminated our agreement with NZSW, LLC in accordance with its terms as a result of a default by NZSW, LLC. The property continues to be marketed and a sale is expected to occur in fiscal 2008.
For all periods presented, the results of operations of Nazareth are presented as discontinued operations.

Impairment of Long-Lived Assets
Northwest US Speedway Development
Since 2005, we had been pursuing development of a motorsports entertainment facility in Kitsap County, Washington, which required State Legislation to help finance the project. In early 2007 this legislation was introduced in both the Washington State House of Representatives and Senate. On April 2, 2007, we announced that despite agreeing to substantial changes to the required legislation it had become apparent that additional modifications would be proposed to the bill. Due to the increased risk that the collective modifications would have a significant negative impact on the project’s financial model, we felt it was in our best long-term interest to discontinue our efforts at the site. As a result, we recorded a non-cash pre-tax charge in fiscal 2007 of approximately $5.9 million, or $0.07 per diluted share after-tax, to reflect the write-off of certain capitalized costs including legal, consulting, capitalized interest and other project-specific costs. The charge is included in Impairment of Long-lived Assets in our consolidated statements of operations for the year ended November 30, 2007. We still believe the Pacific Northwest represents an attractive long-term opportunity, and remain interested in a motorsports entertainment facility development project in the region.
New York Metropolitan Speedway Development
In September 2006 we ceased fill operations at our Staten Island real property while we addressed the issues raised in communications from the DEC and DOS, including the presence of, and potential need to remediate, fill containing constituents above regulatory thresholds. In May 2007, we entered into a Consent Order with the DEC to resolve the issues surrounding these fill operations and the prior placement of fill at the site that contained constituents above regulatory thresholds. The Consent Order requires us to remove non-compliant fill pursuant to an approved comprehensive fill removal plan. We commenced fill removal activities in September 2007, and we expect the fill removal to be complete in the first quarter of fiscal 2008. The Consent Order also required us to pay a penalty to DEC of $562,500, half of which was paid in May 2007 and the other half of which has been suspended so long as we comply with the terms of the Consent Order. Included in Impairment of Long-lived Assets in our consolidated statements of operations at November 30, 2007, is our estimated total costs, including the portion of the penalty which has been paid, attributable to the expected fill removal process of approximately $4.9 million, respectively, or $0.06 per diluted share, respectively. We continue to evaluate the existence of other responsible parties and potential recoveries from such parties, if any. We expect to resume fill operations within the next several months after complying with the Consent Order and once other appropriate regulatory approvals are obtained. The property is currently marketed for sale and we are confident that, on a timely basis, we will agree to terms with a buyer.
Although we are disappointed that our speedway development efforts were unsuccessful on Staten Island, we still have an interest in pursuing the development of a motorsports entertainment facility in the region. Due to the considerable interest in and support for NASCAR racing in the metro New York market, we believe a premier motorsports entertainment facility will have a significant positive impact on the area’s economy and prove to be a long-term community asset.
Equity and Other Investments
Motorsports Authentics
In the fourth quarter of fiscal 2005 we partnered with SMI in a 50/50 joint venture, SMISC, LLC, which, through its wholly-owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics. During the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006, Motorsports Authentics acquired Team Caliber and Action Performance, Inc., respectively, and became a leader in design, promotion, marketing and distribution of motorsports licensed merchandise. Although

Motorsports Authentics made significant progress towards integrating the companies and improving its business operations, in order to accelerate this improvement and more effectively position itself for long-term success it hired a new President and Chief Executive Officer in June 2007. Under this new leadership, Motorsports Authentics is making important changes to the business and has finalized its plans for fiscal 2008.
As a result of certain significant driver and team changes and excess merchandise on-hand, Motorsports Authentics recognized a write-down of certain inventory and related assets in the third quarter of fiscal 2007. In addition, during the fourth quarter of fiscal 2007 Motorsports Authentics completed forward looking strategic financial planning. The resulting financial projections were utilized in its annual valuation analysis of goodwill, certain intangible assets and other long-lived assets which resulted in an impairment charge on such assets.
Our 50.0 percent portion of Motorsports Authentics’ fiscal 2007 net loss is approximately $57.0 million, or $1.04 per diluted share, which includes the aforementioned inventory and related asset write-down of approximately $12.4 million, or $0.24 per diluted share, and impairment charges of approximately $34.8 million, or $0.65 per diluted share, included in Equity in Net Loss From Equity Investments in our consolidated statements of operations for the year ended November 30, 2007. While we were disappointed in the fiscal 2007 results from Motorsports Authentics, at the present time we continue to believe the sale of licensed merchandise represents a significant opportunity in the sport and are confident that the current management at Motorsports Authentics has developed a solid plan for the future.
Limited Partnership Agreement
In October 2006 we entered into a limited partnership agreement with Group Motorisé International (“GMI”) to organize, promote and hold certain racing events at Circuit Gilles Villeneuve, including a NASCAR Busch Series and Grand American Rolex Sports Car Series presented by Crown Royal Special Reserve race weekend, in the third quarter of fiscal 2007. Circuit Gilles Villeneuve is a road course located in Montréal, Quebec, at which GMI currently promotes a successful F1 Canadian Grand Prix event. The agreement did not have a material effect on our financial condition or results of operations in fiscal 2007.
Stock Purchase Plan
In December 2006 we announced that our Board of Directors had authorized the Stock Purchase Plan under which we could purchase up to $50.0 million of our outstanding Class A common shares. In July 2007, our Board of Directors authorized a $100.0 million increase to the Stock Purchase Plan allowing us to purchase up to a total of $150.0 million of our outstanding Class A common shares through November 30, 2008. The timing and amount of any shares repurchased under the Stock Purchase Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plan may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates. During fiscal 2007, we purchased 1,642,114 shares of our Class A common shares, at an average cost of approximately $49.33 per share (including commissions), for a total of approximately $81.0 million under the Stock Purchase Plan.
Income Taxes
The tax treatment related to the uncertainties associated with the losses incurred by our equity investee SMISC, is the principal cause of the increased effective income tax rate for the fiscal year ended November 30, 2007.

Future Trends in Operating Results
Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction events at our facilities, particularly with NASCAR, whose sanctioned events at our wholly-owned facilities accounted for approximately 85.8 percent of our revenues in fiscal 2007. In January 2003, NASCAR announced it would entertain and discuss proposals from track operators regarding potential realignment of NASCAR NEXTEL Cup Series dates to more geographically diverse and potentially more desirable markets where there may be greater demand, resulting in an opportunity for increased revenues to the track operators. NASCAR approved realignments of certain NASCAR NEXTEL Cup and other events at our facilities for the 2004, 2005, 2006 and 2007 seasons. We believe that the realignments have provided, and will continue to provide, incremental net positive revenue and earnings as well as further enhance the sport’s exposure in highly desirable markets, which we believe benefits the sport’s fans, teams, sponsors and television broadcast partners as well as promoters. NASCAR has indicated that it is open to discussion regarding additional date realignments. We believe we are well positioned to capitalize on these future opportunities.
Fiscal 2006 was our last year under NASCAR’s multi-year consolidated television broadcast rights agreements with NBC Sports, Turner Sports, FOX and FX. NASCAR entered into new combined eight-year agreements with FOX, ABC/ESPN, TNT and SPEED beginning in 2007 for the domestic broadcast and related rights for its NEXTEL Cup, Busch and Craftsman Truck series. The agreements are expected to total approximately $4.5 billion over the eight year period from 2007 through 2014. This results in an approximate $560.0 million gross average annual rights fee for the industry, a more than 40.0 percent increase over the previous contract average of $400.0 million annually. The industry rights fees were approximately $505.0 million for 2007, and will increase, on average, by approximately three percent per year through the 2014 season. The annual increase is expected to vary between two and four percent per year over the period. While the 2007 industry rights fees were less than the 2006 industry rights fees of approximately $576.0 million, in our opinion this should not overshadow the strategic importance and expected long-term benefits of the new contracts. Over the past several years, there has been a shift of major sports programming from network to cable. The cable broadcasters can support a higher investment through subscriber fees not available to networks, which has resulted in increased rights fees for these sports properties. Cable, however, reaches far fewer households than network broadcasts. We view NASCAR’s decision to keep approximately two-thirds of its NEXTEL Cup Series event schedule on network television as important to the sport’s future growth. The structure should continue to drive increased fan and media awareness for all three racing series, which will help fuel our long-term attendance and corporate-related revenues. We also welcome the chance to re-establish the sport’s broadcast relationship with ESPN, which we believe will result in further exposure for NASCAR racing. First, we believe the NASCAR Busch Series will significantly benefit from the improved continuity of its season-long presence on ESPN. In addition, we believe the sport as a whole will benefit from the increased ancillary programming and nightly and weekly NASCAR-branded programming and promotions, similar to what ESPN does with the other major sports. The most significant benefit of the new contracts is the substantial increase in earnings and cash flow visibility for the entire industry over the contract period. Television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR NEXTEL Cup and Busch series events and the NASCAR Craftsman Truck series events beginning in fiscal 2007, conducted at our wholly-owned facilities under these agreements were approximately $235.9 million, $273.4 million and $253.3 million for fiscal 2005, 2006 and 2007, respectively.
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
An important component of our operating strategy has been our long-standing practice of focusing closely on supply and demand regarding additional capacity at our facilities. We continually evaluate the demand for our most popular racing events in order to add capacity that we believe will provide an acceptable rate of return on invested capital. Through prudent expansion, we attempt to keep demand at a higher level than supply, which stimulates ticket renewals and advance sales. Advance ticket sales result in earlier cash flow and reduce the potential negative impact of actual and forecasted inclement weather on ticket sales. While we will join with sponsors to offer promotions to generate additional ticket sales, we avoid rewarding last-minute ticket buyers by discounting tickets. We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth than to capture short-term incremental revenue. In addition to weather, there are a number of factors that impact attendance at our events, including demand in the marketplace and discretionary consumer spending trends affected by employment and other lifestyle and business conditions. Accordingly, we have instituted only modest increases in our weighted average ticket prices for fiscal 2008. Over the long term, we will continue to optimize capacity, as well as the pricing and packaging of our tickets and other products.
Since we compete with newer entertainment venues for patrons and sponsors, we will continue to evaluate opportunities to enhance our facilities, thereby producing additional revenue generating opportunities for us and improving the experience for our guests. One major example of these efforts is the infield renovation at Daytona that was completed for the start of the 2005 racing season. The infield renovation features numerous fan amenities and unique revenue generating opportunities, including garage walk-through areas, additional merchandise and concessions vending areas, waterfront luxury recreational vehicle parking areas, a large tunnel to accommodate team haulers and guest recreational vehicles in and out of the infield and other special amenities such as the infield’s signature structure, the Daytona 500 Club. Another example of our efforts to enhance the fan experience includes the fiscal 2005 renovation of Michigan International Speedway’s (“Michigan”) front stretch, including new ticket gates, new vendor and display areas, and several new concession stands, as well as the addition of club seats and luxury suites. For fiscal 2006, we completed additional renovation projects at California Speedway (“California”) and Talladega Superspeedway (“Talladega”). At California, we renovated and expanded the facility’s front midway area. The new plaza features a full-service outdoor café with cuisine by celebrity chef Wolfgang Puck, in addition to a town center, retail store and concert stage. Other highlights include shade features, modified entry gates, expanded hospitality areas, radio broadcast locations, giant video walls, leisure areas and grass and water accents. This project was the direct result of fan feedback, and further demonstrates our commitment to providing a premium entertainment environment for our guests. We also repaved Talladega’s 2.6 mile oval in fiscal 2006. Talladega’s racing surface had not been repaved since 1979, and we believe the newly paved racing surface enhanced the thrilling on-track competition. In fiscal 2007, in connection with the construction of the three-tiered grandstand at Richmond International Raceway (“Richmond”), we completed a 700-person, members only Club for individual fans looking to enjoy a race weekend in style or businesses seeking to entertain clients. The Club also serves as a unique site for special events on non-race weekends throughout the year. For fiscal 2008, we are installing track lighting at Chicagoland as well as improving certain electrical infrastructure in certain camping areas. We are also repaving Darlington Raceway (“Darlington”) and constructing a tunnel which will give improved access to the infield and renovating certain suite facilities. Daytona is completing improvements to its FanZone deck and infield road course. Daytona and Michigan are renovating certain grandstands into wider, more comfortable seats. And, Richmond and California are adding escalators to certain grandstands which will improve the fan traffic flow during events.
Current Litigation
From time to time, we are a party to routine litigation incidental to our business. We do not believe that the resolution of any or all of such litigation will have a material adverse effect on our financial condition or results of operations.
In addition to such routine litigation incident to our business, we are a party to the litigation described below.
In July 2005, Kentucky Speedway, LLC filed a civil action in the Eastern District of Kentucky against NASCAR and us which alleged that “NASCAR and ISC have acted, and continue to act, individually and in combination and collusion with each other and other companies that control motorsports entertainment facilities hosting NASCAR NEXTEL Cup Series, to illegally restrict the award of ... NASCAR NEXTEL Cup Series [races].” The complaint was amended in 2007 to seek, in addition to damages, an injunction requiring NASCAR to “develop objective factors for the award of NEXTEL Cup races”, “divestiture of ISC and NASCAR so that the France Family and anyone else does not share ownership of both companies or serve as officers or directors of both companies”, “ISC’s divestiture of at least 8 of its 12 racetracks that currently operate a NEXTEL Cup race” and prohibiting further alleged violations of the antitrust laws. The complaint did not ask the court to cause NASCAR to award a NEXTEL Cup race to the Kentucky Speedway. Other than some vaguely conclusory allegations, the complaint failed to specify any specific unlawful conduct by us. Pre-trial “discovery” in the case was concluded and based upon all of the factual and expert evidentiary materials adduced we were more firmly convinced than ever that the case was without legal or factual merit.
On January 7, 2008 our position was vindicated when the Federal District Court Judge hearing the case ruled in favor of ISC and NASCAR and entered a judgment which stated:
IT IS ORDERED AND ADJUDGED that all claims of the plaintiff, Kentucky Speedway, LLC, be, and they are, hereby dismissed, with prejudice, at the cost of the plaintiff.”
The Opinion and Order of the courted entered on the same day concluded:
After careful consideration and a thorough review of the record, and granting [Kentucky] Speedway the benefit of the doubt on all reasonable inferences therefrom, the court concludes that [Kentucky] Speedway has failed to make out its case.
Subsequently, on January 11, 2008 Kentucky Speedway, LLC filed a Notice of Appeal to the United States Court of Appeal for the Sixth Circuit. We expect the appellate process to be resolved in our favor in approximately 18 to 24 months.
At this point the likelihood of a materially adverse result appears to be remote, although there is always an element of uncertainty in litigation. It is premature to attempt to quantify the potential magnitude of such a remote possible adverse decision.
The fees and expenses associated with the defense of this suit have not been covered by insurance and have adversely impacted our financial condition. Since the judgment entered by the court allows us to seek recovery of our “costs” (not including attorney fees) from the Kentucky Speedway, we are preparing materials to submit to the court to have the amount of our allowable costs determined and intend to pursue recovery from the Kentucky Speedway of the maximum amounts allowed by the court, which should include those costs necessarily incurred in successfully defending the appeal to the Sixth Circuit.

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
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	For the Year Ended November 30,
	2005	2006	2007

Revenues:
Admissions, net	31.7%	29.5%	31.1%
Motorsports related	55.2	58.4	57.3
Food, beverage and merchandise	11.8	10.9	10.3
Other	1.3	1.2	1.3

Total revenues	100.0	100.0	100.0
Expenses:
Direct:
Prize and point fund monies and NASCAR sanction fees	18.5	18.9	18.5
Motorsports related	18.1	18.1	19.9
Food, beverage and merchandise	7.7	6.7	5.9
General and administrative	13.0	13.4	14.6
Depreciation and amortization	6.9	7.1	9.8
Impairment of long-lived assets	—	10.9	1.7

Total expenses	64.2	75.1	70.4

Operating income	35.8	24.9	29.6
Interest expense, net	(1.0)	(0.9)	(1.3)
Equity in net income (loss) from equity investments	0.5	0.1	(7.1)

Income from continuing operations before income taxes	35.3	24.1	21.2
Income taxes	13.8	9.5	10.6

Income from continuing operations	21.5	14.6	10.6
Income (loss) from discontinued operations	—	—	—

Net income	21.5%	14.6%	10.6%

Comparison of Fiscal 2007 to Fiscal 2006
The comparison of fiscal 2007 to fiscal 2006 is impacted by the following factors:
•	Fiscal 2006 was our last year under NASCAR’s multi-year consolidated television broadcast rights agreement with NBC Sports, Turner Sports, FOX, and FX. Beginning in 2007, NASCAR has entered into new combined eight year agreements with FOX, ABC/ESPN, TNT, and Speed for the domestic broadcast and related rights for its NEXTEL Cup, Busch, and Craftsman Truck series. While the average annual broadcast rights for the contract beginning in 2007 is higher than the average for the contract ended in 2006, 2007 rights fees were less than the 2006 rights fees. See discussion under “Future Trends in Operating Results”;

•	On February 2, 2007, we acquired the 62.5 percent ownership interest in Raceway Associates we did not previously own, bringing our ownership to 100.0 percent. This acquisition was accounted for as a business combination and the operations of Raceway Associates are included in our consolidated operations subsequent to the date of acquisition. Raceway Associates operates Chicagoland and Route 66. Prior to this date, we had accounted for their operations as an equity method investment. A NASCAR Busch Series event, NEXTEL Cup Series event, ARCA Series event, and an IRL Series event were held at Chicagoland along with a NHRA POWERade Drag Racing Series event at Route 66 during fiscal 2007;

•	During fiscal 2007, approximately $12.1 million, or $0.14 per diluted share after tax, of depreciation was accelerated above our normal depreciation rates related to certain existing offices and other buildings in Daytona Beach, Florida which were razed in fiscal 2007, as part of our Daytona Live! project (see further discussion in “Future Liquidity”). In addition, we recognized approximately $2.6 million in additional depreciation associated with a building located in Daytona Beach, Florida, that was vacated and subsequently razed in fiscal 2007;

•	In fiscal 2007, we recognized impairments of long-lived assets totaling approximately $13.1 million, or $0.09 per diluted share, primarily attributable to the aforementioned discontinuance of the speedway development in Kitsap County, Washington, the costs associated with the fill removal process at our Staten Island property and impairments of certain other long-lived assets;

•	In fiscal 2007, Equity in Net Loss From Equity Investments includes a net loss of $57.0 million, or $1.04 per diluted share, representing our portion of the results from our 50 percent indirect interest in Motorsports Authentics’ loss from operations, which includes the write-down of certain inventory and related assets and an impairment of goodwill, certain intangibles and other long-lived assets. Our portion of the Motorsports Authentics net loss from operations for fiscal 2006 included in Equity in Net Loss From Equity Investments was $3.3 million, or $0.05 per diluted share. See discussion under “Future Trends in Operating Results”;

•	A NASCAR Busch Series event was held at Martinsville Speedway (“Martinsville”) in the third fiscal quarter of 2006. In connection with our limited partnership agreement with GMI, the NASCAR Busch Series event was realigned from Martinsville to Circuit Gilles Villeneuve, Montreal and conducted in the third quarter of fiscal 2007. The operations of the limited partnership with GMI, including the realigned NASCAR Busch Series event, were not material to the 2007 results of operations. See discussion under “Limited Partnership Agreement”; and

•	In November 2006, we announced our intention to discontinue our speedway development efforts on Staten Island which resulted in a non-cash, pre-tax charge for the impairment of long-lived assets of approximately $84.7 million, or $1.01 per diluted share, in the fourth quarter of fiscal 2006 (see “Future Liquidity”).
Admissions revenue increased approximately $18.4 million, or 7.8 percent, in fiscal 2007 as compared to fiscal 2006. This increase is primarily a result of the consolidation of Raceway Associates and, to a lesser extent, seat and club additions at Richmond. This increase was partially offset by certain decreases in attendance related to certain NASCAR events conducted at California, Talladega, Michigan and Daytona.
Motorsports related revenue increased approximately $1.7 million, or 0.4 percent, in fiscal 2007 as compared to fiscal 2006. The increase is primarily due to the consolidation of Raceway Associates and, to a lesser extent, increases in advertising, parking, sponsorship as well as suites and hospitality revenue for comparable events. This increase is largely offset by the previously discussed decrease in the television broadcast and ancillary rights for our NASCAR NEXTEL Cup, Busch, and Craftsman Truck series.
Food, beverage and merchandise revenue decreased approximately $3.1 million, or 3.6 percent, in fiscal 2007 as compared to fiscal 2006. The decrease is primarily attributable to previously discussed attendance decreases and inclement weather for several major events. This decrease was partially offset by the consolidation of Raceway Associates.
Prize and point fund monies and NASCAR sanction fees increased approximately $108,000, or 0.1 percent, in fiscal 2007 as compared to fiscal 2006. This increase is primarily related to the consolidation of Raceway Associates and is almost entirely offset by the decrease in television broadcast rights fees for the NASCAR NEXTEL Cup, Busch and Craftsman Truck series events as standard NASCAR sanctioning agreements require that a specific percentage of television broadcast rights fees be paid to competitors.
Motorsports related expense increased by approximately $18.3 million, or 12.7 percent, in fiscal 2007 as compared to fiscal 2006. The increase was primarily due to the consolidation of Raceway Associates. Motorsports related expense as a percentage of combined admissions and motorsports related revenue increased to 22.6 percent, as compared to 20.6 percent for the same respective period in the prior year. The margin decrease is primarily due to the previously discussed decrease in television broadcast and ancillary rights fees for the NASCAR NEXTEL Cup, Busch, and Craftsman Truck series events.
Food, beverage and merchandise expense decreased approximately $4.7 million, or 8.8 percent, in fiscal 2007 as compared to fiscal 2006. The decrease is primarily attributable to lower variable costs associated with lower sales related to previously discussed decreases in attendance. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue decreased to approximately 57.6 percent in fiscal 2007, as compared to 60.9 percent for fiscal 2006. The margin improvement is largely attributable to the consolidation of Raceway Associates and, to a lesser extent, to improved margins in all areas of this business.
General and administrative expense increased approximately $12.5 million, or 11.7 percent, in fiscal 2007 as compared to fiscal 2006. The increase is primarily attributable to the consolidation of Raceway Associates and a net increase in costs related to our ongoing business. General and administrative expenses as a percentage of total revenues increased to approximately 14.6 percent for fiscal 2007, as compared to 13.3 percent for fiscal 2006. The change is primarily due to the decrease in revenue related to television broadcast and ancillary rights fees for the NASCAR NEXTEL Cup, Busch, and Craftsman Truck series events.
Depreciation and amortization expense increased approximately $23.4 million, or 41.1 percent, in fiscal 2007 as compared to fiscal 2006. Approximately $14.7 million of this increase is related to the previously discussed acceleration of depreciation on certain buildings on our Daytona campus. The remaining increase is related to our acquisition of Raceway Associates in February 2007, seat and club additions at Richmond, Talladega’s track repaving, and other ongoing capital improvements.

The impairment of long-lived assets is primarily attributable to our decision to abandon pursuit of the development of a motorsports entertainment facility in Kitsap County, Washington and estimated costs of fill removal related to our Staten Island property. To a lesser extent, certain other long-lived asset impairments also contributed to the charge. See discussion under “Future Liquidity — Speedway Developments.”
Interest income decreased by approximately $322,000, or 6.1 percent, during fiscal 2007 as compared to fiscal 2006. The decrease is primarily due to lower average cash and short-term investment balances as a result of the acquisition of the remaining interest in Raceway Associates and $81.0 million in cash used in connection with our previously discussed stock repurchase program.
Interest expense increased by approximately $3.3 million, or 26.6 percent, during fiscal 2007 as compared to fiscal 2006. The increase is primarily due to lower capitalized interest and the assumption of certain debt in connection with the Raceway Associates acquisition.
Equity in net loss from equity investments substantially represents our 50.0 percent equity investment Motorsports Authentics and our pro rata share of the loss from our 37.5 percent equity investment in Raceway Associates prior to the acquisition of the remaining interest in February 2007.
Our effective income tax rate increased from approximately 39.2 percent to 50.1 percent during fiscal 2007 compared to fiscal 2006. This increase is primarily a result of the tax treatment related to the uncertainties associated with the losses incurred in our equity investments and certain state tax implications relating to the aforementioned impairment of long-lived assets which resulted in limited tax benefits being recognized for these items. As well, certain one time benefits relating to discrete items in the second quarter of fiscal 2006, including the implementation of certain restructuring initiatives and the finalization of certain state tax matters also contributed to the increased rate. A decrease in our overall blended state tax rate and deposits made during the fourth quarter of fiscal 2006 and first quarter of fiscal 2007 with the Service to stop the accrual of interest on contested items in our ongoing federal tax examination partially offset the overall increased rate. See “Future Liquidity” for further discussion regarding the examination of our federal income tax returns.
As a result of the foregoing, our income from continuing operations decreased from approximately $117.0 million to approximately $86.3 million, or 26.2 percent, during fiscal 2007 as compared to fiscal 2006.
The operations of Nazareth are presented as discontinued operations, net of tax, for all periods presented in accordance with SFAS No. 144.
As a result of the foregoing, net income decreased approximately $30.6 million, or $0.55 per diluted share, for fiscal 2007 as compared to fiscal 2006. The decrease in the earnings per diluted share is partially offset by the reduction in the weighted average shares outstanding as a result of the previously discussed stock repurchase program.

Comparison of Fiscal 2006 to Fiscal 2005
The comparison of fiscal 2006 to fiscal 2005 is impacted by the following factors:
•	IRL events were conducted at California and Phoenix International Raceway (“Phoenix”) during fiscal 2005 while no corresponding events were conducted in fiscal 2006;

•	A NASCAR Busch series event was conducted at Martinsville in fiscal 2006 while no corresponding event was conducted by us in fiscal 2005;

•	A NASCAR Craftsman Truck series event was realigned from Richmond in fiscal 2005 to Talladega in fiscal 2006 resulting in a significant attendance increase for the event;

•	In fiscal 2005, we reached settlement with the CART Liquidation Trust that allowed a claim in our favor of approximately $1.8 million in the Championship Auto Racing Teams (“CART”) bankruptcy; and

•	In November 2006, we decided to discontinue our speedway development efforts on Staten Island which resulted in a non-cash, pre-tax charge for the impairment of long-lived assets of approximately $84.7 million, or $1.01 per diluted share, in the fourth quarter of fiscal 2006 (see “Future Liquidity”).
Admissions revenue increased approximately $483,000, or 0.2 percent, in fiscal 2006 compared to fiscal 2005. Increased admissions revenue resulted from an increase in the weighted average price of tickets sold for the majority of our events and increases in attendance for events at Homestead-Miami Speedway (“Miami”), Darlington, Talladega and certain NASCAR events conducted during Speedweeks at Daytona supporting our sold out Daytona 500. This increase was largely offset by the previously discussed absence of IRL events in the fiscal 2006 event schedules for California and Phoenix as well as decreased attendance for the Pepsi 400 weekend at Daytona and events at Michigan.
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
Motorsports related expense increased approximately $10.1 million, or 7.5 percent, in fiscal 2006 compared to fiscal 2005. The increase is primarily related to increased operating expenses for comparable events, MRN operating expenses supporting additional revenue growth, certain consumer marketing and sales initiatives, and a net increase in a variety of other costs. These increases are partially offset by event expenses related to the Phoenix and California IRL events that were held in 2005, but not in 2006, and other non-comparable events and activities year over year. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue decreased from approximately 20.9 percent in fiscal 2005 to approximately 20.6 percent for fiscal 2006. The decrease is primarily attributable to increased television broadcast rights fees partially offset by the previously discussed expense increases.
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
General and administrative expense increased approximately $10.5 million, or 10.9 percent, during fiscal 2006 as compared to fiscal 2005. These increases are primarily related to legal fees, certain expenses paid in connection with our development of a commercial mixed-use entertainment and shopping complex in Daytona Beach, Florida, and a net increase in certain costs related to the growth of our core business, partially offset by certain state taxes and non-recurring charges in the prior year. The comparison of fiscal 2006 to fiscal 2005 general and administrative expenses is also impacted by the fiscal 2005 recovery of $1.8 million of previously recorded bad debt expense related to our claim against CART. General and administrative expenses as a percentage of total revenues increased slightly from approximately 13.0 percent in fiscal 2005 to 13.3 percent for fiscal 2006 primarily due to the previously noted net increase in general and administrative expenses largely offset by the increase in television broadcast rights fees.
Depreciation and amortization expense increased approximately $5.9 million, or 11.7 percent, during fiscal 2006 as compared to fiscal 2005. The increase was primarily attributable to certain retail technology projects, the Miami and Phoenix suite and grandstand additions, the Michigan and Daytona renovations, and a variety of other ongoing capital improvements.
Our decision in November 2006, to discontinue our speedway development efforts on Staten Island resulted in a non-cash, pre-tax charge for the impairment of long-lived assets of approximately $84.7 million, or $1.01 per diluted share, in the fourth quarter of fiscal 2006. To a much lesser extent, certain other asset impairments also contributed to the charge.
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
Equity in net income from equity investments represents our 50.0 percent equity investment Motorsports Authentics and our pro rata share of the income from our 37.5 percent equity investment in Raceway Associates.

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
Liquidity and Capital Resources
General
We have historically generated sufficient cash flow from operations to fund our working capital needs and capital expenditures at existing facilities, payments of an annual cash dividend and more recently, to repurchase our shares under our Stock Purchase Plan. In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance of long-term debt, borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects. At November 30, 2007, we had cash, cash equivalents and short-term investments totaling approximately $96.6 million, $300.0 million principal amount of senior notes outstanding, a debt service funding commitment of approximately $67.6 million principal amount related to the taxable special obligation revenue (“TIF”) bonds issued by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”); and, $10.5 million principal amount of other third party debt. We had a working capital deficit of approximately $52.5 million at November 30, 2007, primarily as a result of the cash used for the Raceway Associates’ acquisition and acquisitions of our common stock under our Stock Purchase Plan. At November 30, 2006, we had working capital of $7.3 million.
Our liquidity is primarily generated from our ongoing motorsports operations, and we expect our strong operating cash flow to continue in the future. In addition, as of November 30, 2007, we have approximately $300.0 million available to draw upon under our revolving credit facility, if needed. See “Future Liquidity” for additional disclosures relating to our credit facility and certain risks that may affect our near term operating results and liquidity.
Cash Flows
Net cash provided by operating activities was approximately $258.1 million for fiscal 2007, compared to approximately $241.4 million for fiscal 2006. The difference between our net income of approximately $86.2 million in fiscal 2007, and the approximately $258.1 million of operating cash flow was primarily attributable to:
•	depreciation and amortization expense of approximately $80.2 million;

•	loss from equity investments of approximately $58.1 million;

•	deferred income taxes of approximately $23.4 million;

•	impairments of long-lived assets of approximately $8.2 million;

•	a decrease in receivables of approximately $7.5 million;

•	an increase in accounts payable and other liabilities of approximately $5.0 million; and

•	stock-based compensation of approximately $4.0 million
These differences were partially offset by deposits with the Service of approximately $7.1 million, a decrease in deferred income of approximately $5.7 million and an increase in inventories, prepaid expenses and other assets of approximately $2.1 million.
Net cash used in investing activities was approximately $144.3 million for fiscal 2007, compared to approximately $307.1 million for fiscal 2006. Our use of cash in fiscal 2007, for investing activities reflects capital expenditures of approximately $96.1 million, our acquisition of the remaining 62.5 percent interest in Raceway Associates we did not previously own totaling approximately $87.1 million, net of cash acquired, and purchases of short-term investments of approximately $66.6 million. This use of cash is partially offset by approximately $105.3 million in proceeds from the sale of short-term investments.
Net cash used in financing activities was approximately $116.2 million for fiscal 2007, compared to approximately $5.4 million for fiscal 2006. Cash used in financing activities in fiscal 2007, consists primarily of acquisitions of previously issued common stock totaling approximately $81.5 million, payments of approximately $29.9 million of long term debt primarily consisting of debt assumed in connection with the acquisition of Raceway Associates and cash dividends paid totaling approximately $5.3 million. We also borrowed and repaid approximately $65.0 million under our credit facility during this period.
Capital Expenditures
Capital expenditures totaled approximately $96.1 million for fiscal 2007, compared to approximately $110.4 million for fiscal 2006. The capital expenditures during fiscal 2007, related to the construction of certain buildings supporting our operations and administration functions in Daytona Beach, Florida, seats and club additions at Richmond, infield renovations and grandstand seat restorations at Daytona, enhanced seating areas and a new premium recreational vehicle parking area at Michigan and a variety of other improvements and renovations to our facilities.
At November 30, 2007, we have approximately $76.1 million in capital projects currently approved for our existing facilities. These projects include the installation of lighting at Chicagoland, construction of new media centers at Homestead and Watkins Glen International (“ Watkins Glen”), improvements at Darlington including a new tunnel, suite renovations and repaving of the racing surface, installation of grandstand escalators at Richmond and California and a variety of other improvements and renovations to our facilities that enable us to effectively compete with other sports venues for consumer and corporate spending.
As a result of these currently approved projects and estimated additional approvals in fiscal 2008, we expect our total fiscal 2008 capital expenditures at our existing facilities will be approximately $90.0 million to $100.0 million, depending on the timing of certain projects.
We review the capital expenditure program periodically and modify it as required to meet current business needs.

Future Liquidity
Long-Term Obligations and Commitments
On April 23, 2004, we completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, we completed an offer to exchange the senior notes for registered senior notes with substantially identical terms (“2004 Senior Notes”). At November 30, 2007, outstanding 2004 Senior Notes totaled approximately $300.5 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 4.2 percent and are due April 2009, and $150.0 million principal amount unsecured senior notes, which bear interest at 5.4 percent and are due April 2014. The 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Our subsidiaries are guarantors of the 2004 Senior Notes.
In connection with our February 2, 2007, acquisition of the 62.5 percent ownership interest in Raceway Associates we did not previously own, we assumed approximately $39.7 million in third party debt, consisting of three bank term loans and two revenue bonds payable. The first bank term loan (“Chicagoland Term Loan”) was a construction loan for the development of Chicagoland with principal outstanding at the date of acquisition of approximately $28.4 million. We paid the remaining principal and accrued interest on the Chicagoland Term Loan subsequent to the acquisition in February 2007. The second bank term loan (“4.9 percent Bank Loan”) consists of a construction and mortgage note with principal outstanding at the date of acquisition of approximately $3.3 million, original 20 year term due June 2018, with a current interest rate of 4.9 percent and a monthly payment of $48,000 principal and interest. The interest rate and monthly payments will be adjusted on June 1, 2008, and 2013. At November 30, 2007, outstanding principal on the 4.9 percent Bank Loan was approximately $3.0 million. The third bank term loan (“6.3 percent Bank Loan”) consists of a mortgage note with principal outstanding at the date of acquisition of approximately $271,000, original five year term due February 2008, with a fixed interest rate of 6.3 percent and a monthly payment of $25,000 principal and interest. At November 30, 2007, outstanding principal on the 6.3 percent Bank Loan was approximately $54,000. The first revenue bonds payable (“5.8 percent Revenue Bonds”) consist of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements with principal outstanding at the date of acquisition of approximately $2.5 million. The 5.8 percent Revenue Bonds have an initial interest rate of 5.8 percent and a monthly payment of $29,000 principal and interest. The interest rate will be adjusted on June 1, 2008 and will continue until maturity in June 2018. At November 30, 2007, outstanding principal on the 5.8 percent Revenue Bonds was approximately $2.3 million. The second revenue bonds payable (“6.8 percent Revenue Bonds”) are special service area revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements with principal outstanding at the date of acquisition of approximately $5.2 million. The 6.8 percent Revenue Bonds are billed and paid as a special assessment on real estate taxes. Interest payments are due on a semi-annual basis at 6.8 percent with principal payments due annually. Final maturity of the 6.8 percent Revenue Bonds is January 2012. At November 30, 2007, outstanding principal on the 6.8 percent Revenue Bonds was approximately $5.2 million.
In January 1999, the Unified Government issued approximately $71.3 million in TIF bonds in connection with the financing of construction of Kansas Speedway. At November 30, 2007, outstanding TIF bonds totaled approximately $66.6 million, net of the unamortized discount, which is comprised of a $17.9 million principal amount, 6.2 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by our wholly-owned subsidiary, Kansas Speedway Corporation. Principal (mandatory redemption) payments per the Funding Commitment are payable by Kansas Speedway Corporation on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. Kansas Speedway

Corporation granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway’s boundaries and are not our obligation. Kansas Speedway Corporation has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At November 30, 2007, the Unified Government had approximately $3.8 million in 2002 STAR Bonds outstanding. Under a keepwell agreement, we have agreed to provide financial assistance to Kansas Speedway Corporation, if necessary, to support its guarantee of the 2002 STAR Bonds.
On June 16, 2006, we entered into a $300.0 million revolving credit facility (“2006 Credit Facility”). The 2006 Credit Facility contains a feature that allows us to increase the credit facility to a total of $500.0 million, subject to certain conditions. The 2006 Credit Facility is scheduled to mature in June 2011, and accrues interest at LIBOR plus 30.0 — 80.0 basis points, based on our highest debt rating as determined by specified rating agencies. At November 30, 2007, we did not have any borrowings outstanding under the Credit Facility.
We have guaranteed minimum royalty payments under certain agreements through December 2015, with a remaining maximum exposure at November 30, 2007, of approximately $12.5 million.
At November 30, 2007 we had contractual cash obligations to repay debt and to make payments under operating agreements, leases and commercial commitments in the form of guarantees and unused lines of credit. Payments due under these long-term obligations are as follows as of November 30, 2007 (in thousands):

		Obligations Due by Period
		Less Than			After
	Total	One Year	2-3 Years	4-5 Years	5 Years

Long-term debt	$378,102	$2,538	$155,752	$6,923	$212,889
Motorsports entertainment facility operating agreement	35,880	2,220	4,440	4,440	24,780
Other operating leases	50,516	4,993	6,642	3,123	35,758

Total Contractual Cash Obligations	$464,497	$9,750	$166,834	$14,486	$273,427

Commercial commitment expirations are as follows as of November 30, 2007 (in thousands):

		Commitment Expiration by Period
		Less Than			After
	Total	One Year	2-3 Years	4-5 Years	5 Years

Guarantees	$16,255	$535	$630	$645	$14,445
Unused credit facilities	300,000	—	—	300,000	—

Total Commercial Commitments	$316,255	$535	$630	$300,645	$14,445

Stock Purchase Plan
In December 2006 we announced that our Board of Directors had authorized the Stock Purchase Plan under which we could purchase up to $50.0 million of our outstanding Class A common shares. In July 2007, our Board of Directors authorized a $100.0 million increase to the Stock Purchase Plan allowing us to purchase up to a total of $150.0 million of our outstanding Class A common shares through November 30, 2008. The timing and amount of any shares repurchased under the Stock Purchase Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plan may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates. During fiscal 2007, we purchased 1,642,114 shares of our Class A common shares, at an average cost of approximately $49.33 per share (including commissions), for a total of approximately $81.0 million under the Stock Purchase Plan. At November 30, 2007, we have approximately $69.0 million remaining under the existing stock repurchase program.
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
Through a wholly-owned subsidiary, we look forward to working with public entities to explore the feasibility of a jointly funded motorsports entertainment facility that could accommodate approximately 75,000 fans and bring considerable economic impact to the area.
The project is in a very early phase and we do not have a pre-determined timetable for determining a specific course of action concerning the pursuit of a public-private partnership to fund the project.
     Northwest US Speedway Development
Since 2005, we had been pursuing development of a motorsports entertainment facility in Kitsap County, Washington, which required State Legislation to help finance the project. In early 2007 this legislation was introduced in both the Washington State House of Representatives and Senate. On April 2, 2007, we announced that despite agreeing to substantial changes to the required legislation it had become apparent that additional modifications would be proposed to the bill. Due to the increased risk that the collective modifications would have a significant negative impact on the project’s financial model, we felt it was in our best long-term interest to discontinue our efforts at the site. As a result, we recorded a non-cash pre-tax charge in fiscal 2007 of approximately $5.9 million, or $0.07 per diluted share after-tax, to reflect the write-off of certain capitalized costs including legal, consulting, capitalized interest and other project-specific costs. The charge is included in Impairment of Long-lived Assets in our consolidated statements of operations for the year ended November 30, 2007. We still believe the Pacific Northwest represents an attractive long-term opportunity, and remain interested in a motorsports entertainment facility development project in the region.
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
The decision to discontinue our speedway development efforts on Staten Island resulted in a non-cash, pre-tax charge in our fiscal 2006 fourth quarter results of approximately $84.7 million, or $1.01 per diluted share after-tax. Accounting rules generally accepted in the US require that the property be valued at its then current fair value, which was estimated by an independent appraisal at approximately $65.0 million. Prior to the write-off, we had capitalized spending of approximately $150.0 million through November 30, 2006, including: (1) $123.0 million for land and related improvements, (2) $11.0 million for costs related solely to the development of the speedway, and (3) $16.0 million for capitalized interest and property taxes. The value of the property is expected to be in excess of $100.0 million once it is filled and ready for sale. As previously discussed, we ceased fill operations while we addressed certain issues the DEC and DOS raised, including the presence of, and potential need to remediate, fill containing constituents above regulatory thresholds. In May 2007, we entered into a Consent Order with DEC to resolve the issues surrounding these fill operations and the prior placement of fill at the site that contained constituents above regulatory thresholds. The Consent Order requires us to remove non-compliant fill pursuant to the comprehensive fill removal plan. We commenced fill removal activities in September 2007, and we expect the fill removal to be complete in the first quarter of fiscal 2008. The Consent Order also required us to pay a penalty to DEC of $562,500, half of which was paid in May 2007 and the other half of which has been suspended so long as we comply with the terms of the Consent Order. The estimated total costs, including the portion of the penalty which has been paid, attributable to the expected fill removal process of approximately $4.9 million, or $0.06 per diluted share has been recognized as an Impairment of Long-lived Assets in our consolidated statements of operations for the fiscal year ended November 30, 2007. We continue to evaluate the existence of other responsible parties and potential recoveries from such parties, if any. We expect to resume fill operations within the next several months after complying with the Consent Order and once other appropriate regulatory approvals are obtained. The property is currently marketed for sale and we are confident that, on a timely basis, we will agree to terms with a buyer.
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
     Daytona Live! Development
In May 2007, we announced we had entered into a 50/50 joint venture (the “Joint Venture”) with The Cordish Company (“Cordish”), one of the largest and most respected developers in the country, to explore a potential mixed-use entertainment destination development to be named Daytona Live!, on 71 acres we currently own. Located directly across International Speedway Boulevard (U.S. Highway 92) from our Daytona motorsports entertainment facility, the acreage currently includes an office building that houses our corporate headquarters and certain offices of NASCAR. Preliminary conceptual designs call for a 200,000 square foot mixed-use retail/dining/entertainment area as well as a 2,500-seat movie theater, a residential component and a 160-room hotel. In addition, the initial development could also include approximately 188,000 square feet of office space to house the headquarters of ISC, NASCAR, Grand American and their related businesses, and additional space for other tenants. Final design plans for the initial development are expected to be completed by the middle of 2008 and will incorporate the results of local market studies and further project analysis. The Joint Venture is hopeful to receive all necessary permitting and other approvals for the initial development in the next twelve months. The current estimated cost for the initial development is approximately $250.0 million. Both ISC and Cordish will contribute an equal amount of equity to the joint venture. We expect our contribution to range between $15.0 million and $20.0 million in cash, as well as land currently owned. The remainder of the project will be primarily privately financed by the Joint Venture. However, specific financing considerations for the Joint Venture are dependent on several factors including lease arrangements and availability of public incentives. Lastly, if the Joint Venture proceeds with the project, it is expected that our existing office building, which is not fully depreciated, will be razed once the new office building is completed. We expect to recognize approximately $2.1 million, or $0.03 per diluted share, of additional depreciation during fiscal 2008.
     Kansas Hotel and Casino Development
In April 2007, the Kansas State Legislature authorized four land-based casino licenses, including one for Wyandotte County. The Kansas Lottery Commission will act as the state’s casino owner and will recommend one or more managers to the Kansas Gaming Commission which has final approval in selecting the company to manage the one casino permitted under state law for Wyandotte County. In September 2007, our wholly owned subsidiary Kansas Speedway Development Corporation (“KSDC”) and Cordish submitted a joint proposal to the Unified Government of Kansas City and Wyandotte County for the development of a casino, hotel and retail and entertainment project in Wyandotte County, on property adjacent to Kansas Speedway. As of December 13, 2007, the Unified Government has approved rezoning of 102 acres at Kansas Speedway to allow development of the proposed project and endorsed our proposal (among others) to the Kansas Lottery for further consideration in compliance with procedures originally established by the Kansas Lottery. The Lottery Commission is presently evaluating proposals for Wyandotte County casino projects and will then seek to negotiate management agreements with those managers it intends to recommend to the Gaming Commission. By statute, the timeline for this process would take between 150 and 270 days, with an outside completion date of October 2008. The initial development is expected to cost in excess of $670.0 million, and would be financed by the joint venture between KSDC and Cordish. In December 2007, the joint venture negotiated a memorandum of understanding with Hard Rock Hotel Holdings to brand the entertainment destination development as a Hard Rock Hotel & Casino.
     Internal Revenue Service Examination
The Service is currently performing a periodic examination of our federal income tax returns for the years ended November 30, 1999 through 2005 and has challenged the tax depreciation treatment of a significant portion of our motorsports entertainment facility assets. Through November 30, 2007, we have received reports from the Service requesting downward adjustments to our tax depreciation expense for the fiscal years ended November 30, 1999 through 2005, which could potentially result in the reclassification of approximately $101.1 million of income taxes from deferred to current. Including related interest, the combined after-tax cash flow impact of these requested adjustments is approximately $117.9 million. In order to prevent incurring additional interest related to fiscal 2005 and prior years, we have approximately $117.9 million on deposit with the Service as of November 30, 2007, which is classified as long-term assets in our consolidated financial statements. Our deposits are not a payment of tax, and we will receive accrued interest on any of these funds ultimately returned to us. Including related interest, we estimate the combined after-tax cash flow impact of future additional federal tax adjustments for fiscal 2006, and related state tax revisions and interest for all periods, to range between $30.0 million and $40.0 million at November 30, 2007. In June 2007 the Service commenced the administrative appeals process which is expected to take up to twelve months to complete. If our appeal is not resolved satisfactorily, we will evaluate all of our options, including litigation. We believe that our application of the federal income tax regulations in question, which have been applied consistently since their enactment and have been subjected to previous IRS audits, is appropriate, and we intend to vigorously defend the merits of our position. In accordance with SFAS No. 109 “Accounting for Income Taxes,” we have accrued a deferred tax liability based on the differences between our financial reporting and tax bases of such assets in our consolidated balance sheet as of November 30, 2007. While an adverse resolution of these matters could result in a material negative impact on cash flow, including payment of taxes from amounts currently on deposit with the Service, we believe that we have provided adequate reserves related to these matters including interest charges through November 30, 2007 totaling approximately $13.7 million, and, as a result, do not expect that such an outcome would have a material adverse effect on results of operations. It is important to note the Federal American Jobs Creation Act of 2004 legislation, which was effective on October 23, 2004, provides owners of motorsports entertainment facility assets a seven-year recovery period for tax depreciation purposes. The motorsports provision applies prospectively from the date of enactment through January 1, 2008. We and others in the industry are pursuing an extension of this seven-year prospective tax depreciation provision.
Future Cash Flows
Our cash flow from operations consists primarily of ticket, hospitality, merchandise, catering and concession sales and contracted revenues arising from television broadcast rights and marketing partnerships. We believe that cash flows from operations, along with existing cash, cash equivalents, short-term investments and available borrowings under our 2006 Credit Facility, will be sufficient to fund:
•	operations and approved capital projects at existing facilities for the foreseeable future;

•	payments required in connection with the funding of the Unified Government’s debt service requirements related to the TIF bonds;

•	payments related to our existing debt service commitments;

•	payments for share repurchases under our Stock Purchase Plan;

•	any potential payments associated with our keepwell agreements;

•	any equity contributions in connection with the Daytona Live! and Kansas Hotel and Casino developments;

•	any payment of tax that may ultimately occur as a result of the examination by the Service; and

•	the fees and expenses incurred in connection with the current legal proceeding discussed in Part II “Legal Proceedings.”
We remain interested in pursuing further development and/or acquisition opportunities (including the possible development of new motorsports entertainment facilities, such as the New York metropolitan area, the Northwest US, Denver and other areas), the timing, size and success, as well as associated potential capital commitments, of which are unknown at this time. Accordingly, a material acceleration of our growth strategy could require us to obtain additional capital through debt and/or equity financings. Although there can be no assurance, we believe that adequate debt and equity financing will be available on satisfactory terms.
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
Recent Accounting Pronouncements
In June 2006 the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We do not believe the adoption of this interpretation in our first quarter of fiscal 2008 will have a significant impact on our financial position and results of operations.

In June 2006 the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” EITF No. 06-03 addresses the accounting for externally imposed taxes on revenue-producing transactions that take place between a seller and its customer, including, but not limited to sales, use, value added, and certain excise taxes. EITF No. 06-03 also provides guidance on the disclosure of an entity’s accounting policies for presenting such taxes on a gross or net basis and the amount of such taxes reported on a gross basis. Our adoption of this EITF in the second quarter of fiscal 2007 did not have an impact on our financial statements and we have disclosed our accounting policy for presenting such taxes.
In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” which establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not believe the adoption of this statement in our first quarter of fiscal 2008 will have a significant impact on our financial position and results of operations.
In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 gives companies the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have elected not to measure eligible items at fair value and do not believe the adoption of this statement in our first quarter of fiscal 2008 will have a significant impact on our financial position and results of operations.
In December 2007 the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” which replaces SFAS No. 141. SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt the provisions of this statement in fiscal 2010.
In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51.” SFAS No. 160 changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently evaluating the potential impact that the adoption of this statement will have on our financial position and results of operations.

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
     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risk from changes in interest rates in the normal course of business. Our interest income and expense are most sensitive to changes in the general level of U.S. interest rates and the LIBOR rate. In order to manage this exposure, from time to time we use a combination of debt instruments, including the use of derivatives in the form of interest rate swap agreements. We do not enter into any derivatives for trading purposes.
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
Our objective in managing our interest rate risk on our debt is to negotiate the most favorable interest rate structures that we can and, as market conditions evolve, adjust our balance of fixed and variable rate debt to optimize our overall borrowing costs within reasonable risk parameters. Interest rate swaps are used from time to time to convert a portion of our debt portfolio from a variable rate to a fixed rate or from a fixed rate to a variable rate.
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
As described in Note 8 to the consolidated financial statements, we have various debt instruments that are issued at fixed rates. These financial instruments, which have a fixed rate of interest, are exposed to fluctuations in fair value resulting from changes in market interest rates. The fair values of long-term debt are based on quoted market prices at the date of measurement. Our credit facilities approximate fair value as they bear interest rates that approximate market. At November 30, 2007, we did not have any variable debt outstanding; therefore, a hypothetical increase in interest rates by 1.0 percent would not result in an increase in our interest expense. At November 30, 2007, the fair value of our total long-term debt as determined by quotes from financial institutions was approximately $383.4 million. The potential decrease in fair value resulting from a hypothetical 10.0 percent shift in interest rates would be approximately $5.5 million at November 30, 2007.
From time to time we utilize derivative investments in the form of interest rate swaps to manage the fixed and floating interest rate mix of our total debt portfolio and related overall cost of borrowing. The notional amount, interest payment and maturity dates of the swaps match the terms of the debt they are intended to modify. At November 30, 2007 we did not have any interest rate swap agreements in place.
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
We have audited the accompanying consolidated balance sheets of International Speedway Corporation and subsidiaries (the Company) as of November 30, 2006 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended November 30, 2007. Our audits also included the financial statement schedule listed in Item 15a. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of Motorsports Authentics, LLC (a corporation in which International Speedway Corporation has a 50 percent interest), have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, as of November 30, 2007 and for the year then ended, insofar as it relates to the amounts included for Motorsports Authentics, LLC, is based solely on the report of the other auditors. In the consolidated financial statements, International Speedway Corporation’s investment in Motorsports Authentics, LLC is stated at $76 million at November 30, 2007, and the Company’s equity in the net loss of Motorsports Authentics, LLC is stated at $57 million for the year then ended.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audits and the report of other auditors the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Speedway Corporation and subsidiaries at November 30, 2006 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of International Speedway Corporation’s internal control over financial reporting as of November 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 28, 2008, expressed an unqualified opinion thereon.
Ernst & Young LLP
Certified Public Accountants
Jacksonville, Florida
January 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     The Board of Directors and Shareholders
We have audited International Speedway Corporation’s (the Company) internal control over financial reporting as of November 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). International Speedway Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
As indicated in the accompanying Report of Management on International Speedway Corporation’s Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of a motorsports entertainment complex acquired during 2007, which is included in the 2007 consolidated financial statements of International Speedway Corporation and constituted $191 million of total assets as of November 30, 2007, and $48 million of revenues and $7 million of net income for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at this motorsports entertainment complex because of the timing of the acquisition which was completed in February 2007. Our audit of internal control over financial reporting of International Speedway Corporation also did not include an evaluation of the internal control over financial reporting of this motorsports entertainment complex.
In our opinion, International Speedway Corporation maintained, in all material respects, effective internal control over financial reporting as of November 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of International Speedway Corporation as of November 30, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2007 of International Speedway Corporation and our report dated January 28, 2008 expressed an unqualified opinion thereon. The financial statements of Motorsports Authentics, LLC (a corporation in which International Speedway Corporation has a 50 percent interest), have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, as of November 30, 2007 and for the year then ended, insofar as it relates to the amounts included for Motorsports Authentics, LLC, is based solely on the report of the other auditors. In the consolidated financial statements, International Speedway Corporation’s investment in Motorsports Authentics, LLC is stated at $76 million, at November 30, 2007, and the Company’s equity in the net loss of Motorsports Authentics, LLC is stated at $57 million, for the year then ended.
Ernst & Young LLP
Certified Public Accountants
Jacksonville, Florida
January 28, 2008

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30,
	2006	2007
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$59,681	$57,316
Short-term investments	78,000	39,250
Receivables, less allowance of $1,000 in 2006 and $1,200 in 2007	52,699	46,860
Inventories	3,976	4,508
Deferred income taxes	995	1,345
Prepaid expenses and other current assets	8,251	10,547

Total Current Assets	203,602	159,826

Property and Equipment, net	1,157,313	1,303,178
Other Assets:
Equity investments	175,915	76,839
Intangible assets, net	149,314	178,984
Goodwill	99,507	118,791
Deposits with Internal Revenue Service	110,813	117,936
Other	25,595	26,563

	561,144	519,113

Total Assets	$1,922,059	$1,982,117

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$770	$2,538
Accounts payable	29,577	37,508
Deferred income	124,254	128,631
Income taxes payable	22,477	22,179
Other current liabilities	19,226	21,447

Total Current Liabilities	196,304	212,303

Long-Term Debt	367,324	375,009
Deferred Income Taxes	191,642	214,109
Long-Term Deferred Income	10,808	15,531
Other Long-Term Liabilities	866	6,077
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 31,078,307 and 30,010,422 issued and outstanding in 2006 and 2007, respectively	311	300
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 22,100,263 and 21,593,025 issued and outstanding in 2006 and 2007, respectively	221	216
Additional paid-in capital	698,396	621,528
Retained earnings	456,187	537,044

Total Shareholders’ Equity	1,155,115	1,159,088

Total Liabilities and Shareholders’ Equity	$1,922,059	$1,982,117

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Year Ended November 30,
	2005	2006	2007
	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$234,768	$235,251	$253,685
Motorsports related	408,514	466,095	467,804
Food, beverage and merchandise	87,269	87,288	84,163
Other	9,578	9,735	10,911

	740,129	798,369	816,563
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	136,816	151,203	151,311
Motorsports related	134,395	144,445	162,722
Food, beverage and merchandise	56,773	53,141	48,490
General and administrative	95,987	106,497	118,982
Depreciation and amortization	50,893	56,833	80,205
Impairment of long-lived assets	—	87,084	13,110

	474,864	599,203	574,820

Operating income	265,265	199,166	241,743
Interest income	4,860	5,312	4,990
Interest expense	(12,693)	(12,349)	(15,628)
Equity in net income (loss) from equity investments	3,516	318	(58,147)

Income from continuing operations before income taxes	260,948	192,447	172,958
Income taxes	101,876	75,467	86,667

Income from continuing operations	159,072	116,980	86,291
Income (loss) from discontinued operations, net of income taxes of $0, ($268) and ($166), respectively	289	(176)	(90)

Net income	$159,361	$116,804	$86,201

Basic earnings per share:
Income from continuing operations	$2.99	$2.20	$1.64
Income (loss) from discontinued operations	0.01	—	—

Net income	$3.00	$2.20	$1.64

Diluted earnings per share:
Income from continuing operations	$2.99	$2.20	$1.64
Income (loss) from discontinued operations	—	(0.01)	—

Net income	$2.99	$2.19	$1.64

Dividends per share	$0.06	$0.08	$0.10

Basic weighted average shares outstanding	53,128,533	53,166,458	52,557,550

Diluted weighted average shares outstanding	53,240,183	53,270,623	52,669,934

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity

	Class A	Class B			Accumulated
	Common	Common			Other	Unearned
	Stock	Stock	Additional		Comprehensive	Compensation-	Total
	$.01 Par	$.01 Par	Paid-in	Retained	(Loss)	Restricted	Shareholders’
	Value	Value	Capital	Earnings	Income	Stock	Equity
	(In Thousands)
Balance at November 30, 2004	$289	$244	$696,882	$187,689	$(22)	$(3,344)	$881,738
Comprehensive income
Net income	—	—	—	159,361	—	—	159,361
Interest rate swap	—	—	—	—	22	—	22
Total comprehensive income							159,383
Cash dividends ($.06 per share)	—	—	—	(3,199)	—	—	(3,199)
Exercise of stock options	—	—	444	—	—	—	444
Restricted stock grant	1	—	2,906	—	—	(2,907)	—
Reacquisition of previously issued common stock	—	—	(426)	(85)	—	—	(511)
Conversion of Class B Common Stock to Class A Common Stock	5	(5)	—	—	—	—	—
Forfeitures of restricted shares	—	—	(74)	—	—	46	(28)
Income tax benefit related to restricted stock plan	—	—	147	—	—	—	147
Amortization of unearned compensation	—	—	—	—	—	1,981	1,981

Balance at November 30, 2005	295	239	699,879	343,766	—	(4,224)	1,039,955
Comprehensive income
Net income	—	—	—	116,804	—	—	116,804
Cash dividends ($.08 per share)	—	—	—	(4,270)	—	—	(4,270)
Exercise of stock options	—	—	189	—	—	—	189
Statement 123(R) transition impact on restricted stock plan	(3)	—	(4,221)	—	—	4,224	—
Reacquisition of previously issued common stock	—	—	(347)	(113)	—	—	(460)
Conversion of Class B Common Stock to Class A Common Stock	18	(18)	—	—	—	—	—
Award of shares granted under long-term stock incentive plan	1	—	(1)	—	—	—	—
Income tax benefit related to stock-based compensation	—	—	197	—	—	—	197
Stock-based compensation	—	—	2,700	—	—	—	2700

Balance at November 30, 2006	311	221	698,396	456,187	—	—	1,155,115
Comprehensive income
Net income	—	—	—	86,201	—	—	86,201
Cash dividends ($.10 per share)	—	—	—	(5,292)	—	—	(5,292)
Exercise of stock options	—	—	357	—	—	—	357
Reacquisition of previously issued common stock	(16)	—	(81,448)	(52)	—	—	(81,516)
Conversion of Class B Common Stock to Class A Common Stock	5	(5)	—	—	—	—	—
Income tax benefit related to stock-based compensation	—	—	177	—	—	—	177
Stock-based compensation	—	—	4,046	—	—	—	4,046

Balance at November 30, 2007	$300	$216	$621,528	$537,044	$—	$—	$1,159,088

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Year Ended November 30,
	2005	2006	2007
	(In Thousands)
OPERATING ACTIVITIES
Net income	$159,361	$116,804	$86,201
Adjustments to reconcile net income to net cash provided by Operating activities:
Depreciation and amortization	50,893	56,833	80,205
Stock-based compensation	1,953	2,700	4,046
Amortization of financing costs	569	538	517
Deferred income taxes	29,208	(4,178)	23,374
(Income) loss from equity investments	(3,516)	(318)	58,147
Impairment of long-lived assets	—	87,084	8,170
Excess tax benefits relating to stock-based compensation	—	(185)	(170)
Other, net	(248)	23	154
Changes in operating assets and liabilities
Receivables, net	7,304	(7,142)	7,525
Inventories, prepaid expenses and other assets	(644)	336	(2,142)
Deposits with Internal Revenue Service	(96,913)	(13,900)	(7,123)
Accounts payable and other liabilities	(5,359)	345	5,045
Deferred income	9,191	(150)	(5,712)
Income taxes	(5,027)	2,607	(121)

Net cash provided by operating activities	146,772	241,397	258,116
INVESTING ACTIVITIES
Capital expenditures	(248,850)	(110,374)	(96,060)
Acquisition of businesses, net of cash acquired	(12,660)	—	(87,111)
Purchase of equity investments	(11,642)	(124,565)	—
Proceeds from short-term investments	430,950	80,855	105,320
Purchases of short-term investments	(324,150)	(150,655)	(66,570)
Proceeds from affiliate	487	128	67
Advance to affiliate	—	(3,000)	(200)
Other, net	(346)	496	264

Net cash used in investing activities	(166,211)	(307,115)	(144,290)
FINANCING ACTIVITIES
Proceeds under credit facility	—	80,000	65,000
Payments under credit facility	—	(80,000)	(65,000)
Payment of long-term debt	(7,505)	(635)	(29,910)
Deferred financing fees	(10)	(368)	—
Cash dividends paid	(3,199)	(4,270)	(5,292)
Reacquisition of previously issued common stock	(511)	(460)	(81,516)
Exercise of Class A common stock options	444	189	357
Excess tax benefits relating to stock-based compensation	—	185	170

Net cash used in financing activities	(10,781)	(5,359)	(116,191)

Net decrease in cash and cash equivalents	(30,220)	(71,077)	(2,365)
Cash and cash equivalents at beginning of year	160,978	130,758	59,681

Cash and cash equivalents at end of year	$130,758	$59,681	$57,316

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF BUSINESS: International Speedway Corporation, including its wholly-owned subsidiaries (collectively the “Company”), is a leading promoter of motorsports entertainment activities in the United States. As of November 30, 2007, the Company owned and/or operated thirteen of the nation’s major motorsports entertainment facilities as follows:

Track Name	Location	Track Length
Daytona International Speedway	Daytona Beach, Florida	2.5 miles
Talladega Superspeedway	Talladega, Alabama	2.6 miles
Michigan International Speedway	Brooklyn, Michigan	2.0 miles
Richmond International Raceway	Richmond, Virginia	0.8 miles
California Speedway	Fontana, California	2.0 miles
Kansas Speedway	Kansas City, Kansas	1.5 miles
Phoenix International Raceway	Phoenix, Arizona	1.0 mile
Chicagoland Speedway	Joliet, Illinois	1.5 miles
Homestead-Miami Speedway	Homestead, Florida	1.5 miles
Martinsville Speedway	Martinsville, Virginia	0.5 miles
Darlington Raceway	Darlington, South Carolina	1.3 miles
Watkins Glen International	Watkins Glen, New York	3.4 miles
Route 66 Raceway	Joliet, Illinois	1/4 mile
In 2007, these motorsports entertainment facilities promoted well over 100 stock car, open wheel, sports car, truck, motorcycle and other racing events, including:
•	21 National Association for Stock Car Auto Racing (“NASCAR”) NEXTEL Cup Series events;

•	16 NASCAR Busch Series events;

•	nine NASCAR Craftsman Trucks Series events;

•	six Indy Racing League (“IRL”) IndyCar Series events;

•	one National Hot Rod Association (“NHRA”) POWERade drag racing event;

•	the premier sports car endurance event in the United States (the Rolex 24 at Daytona sanctioned by the Grand American Road Racing Association (“Grand American”)); and

•	a number of other prestigious stock car, sports car, open wheel and motorcycle events.
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
Motor Racing Network, Incorporated (“MRN Radio”), the Company’s proprietary radio network, produces and syndicates to radio stations live coverage of the NASCAR NEXTEL Cup, Busch and Craftsman Truck series races and certain other races conducted at the Company’s motorsports entertainment facilities, as well as some races from motorsports entertainment facilities the Company does not own. In addition, MRN Radio provides production services for NEXTEL Vision, the trackside large screen video display units, at substantially all NASCAR NEXTEL Cup Series event weekends. MRN Radio also produces and syndicates daily and weekly NASCAR racing-themed programs.
The Company owns and operates Daytona 500 EXperience — The Ultimate Motorsports Attraction, a motorsports-themed entertainment complex and the Official Attraction of NASCAR. Daytona 500 EXperience, (formerly DAYTONA USA) includes interactive media, theaters, historical memorabilia and exhibits, tours, as well as riding and driving experiences of Daytona International Speedway (“ Daytona”).
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
The Company maintained its cash and cash equivalents primarily with a limited number of financial institutions at November 30, 2007. The Company believes that it is not exposed to any significant credit risk on its cash balances due to the strength of the financial institutions.
The Company’s short-term investments consist primarily of highly liquid, variable rate instruments, which have stated maturities of greater than three months and have been classified as available-for-sale. These short-term investments are recorded at cost which approximates fair value. The Company has determined that its investment securities are available and intended for use in current operations and, accordingly, has classified such investment securities as current assets.
RECEIVABLES: Receivables are stated at their estimated collectible amounts. The allowance for doubtful accounts is estimated based on historical experience of write offs and future expectations of conditions that might impact the collectability of accounts.
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
Leasehold improvements are depreciated over the shorter of the related lease term or their estimated useful lives. The carrying values of property and equipment are evaluated for impairment upon the occurrence of an impairment indicator based upon expected future undiscounted cash flows. If events or circumstances indicate that the carrying value of an asset may not be recoverable, an impairment loss would be recognized equal to the difference between the carrying value of the asset and its fair value.
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
REVENUE RECOGNITION: Advance ticket sales and event-related revenues for future events are deferred until earned, which is generally once the events are conducted. The recognition of event-related expenses is matched with the recognition of event-related revenues. Revenues and related expenses from the sale of merchandise to retail customers, internet sales and direct sales to dealers are recognized at the time of the sale. Revenues are presented net of any applicable taxes collected and remitted to governmental agencies.
Kansas Speedway Corporation (“KSC”) and Chicagoland Speedway (“Chicagoland”) offer Preferred Access Speedway Seating (“PASS”) agreements, which give purchasers the exclusive right and obligation to purchase season-ticket packages for certain sanctioned racing events annually, under specified terms and conditions. Among the conditions, licensees are required to purchase all season-ticket packages when and as offered each year. PASS agreements automatically terminate without refund should owners not purchase any offered season tickets.
Net fees received under PASS agreements are deferred and are amortized into income over the term of the agreements. Long-term deferred income under the PASS agreements totals approximately $10.7 million and $15.4 million at November 30, 2006 and 2007, respectively.

ADVERTISING EXPENSE: Advertising costs are expensed as incurred or, as in the case of race-related advertising, upon the completion of the event. Race-related advertising included in prepaid expenses and other current assets at November 30, 2006 and 2007 was approximately $868,000 and $595,000, respectively. Advertising expense from continuing operations was approximately $14.7 million, $17.2 million and $18.5 million for the years ended November 30, 2005, 2006 and 2007, respectively.
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
NEW ACCOUNTING PRONOUNCEMENTS: In June 2006 the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of this interpretation in its first quarter of fiscal 2008 will have a significant impact on its financial position and results of operations.
In June 2006 the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” EITF No. 06-03 addresses the accounting for externally imposed taxes on revenue-producing transactions that take place between a seller and its customer, including, but not limited to sales, use, value added, and certain excise taxes. EITF No. 06-03 also provides guidance on the disclosure of an entity’s accounting policies for presenting such taxes on a gross or net basis and the amount of such taxes reported on a gross basis. The Company’s adoption of this EITF in the second quarter of fiscal 2007 did not have an impact on its financial statements and the Company has disclosed its accounting policy for presenting such taxes.
In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” which establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe the adoption of this statement in its first quarter of fiscal 2008 will have a significant impact on its financial position and results of operations.
In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 gives companies the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has elected not to measure eligible items at fair value and does not believe the adoption of this statement in its first quarter of fiscal 2008 will have a significant impact on its financial position and results of operations.
In December 2007 the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” which replaces SFAS No. 141. SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt the provisions of this statement in fiscal 2010.
In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51.” SFAS No. 160 changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently evaluating the potential impact that the adoption of this statement will have on its financial position and results of operations.

NOTE 2 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the years ended November 30, (in thousands, except per share amounts):

	2005	2006	2007

Basic and diluted:
Income from continuing operations	$159,072	$116,980	$86,291
Income (loss) from discontinued operations	289	(176)	(90)

Net income	$159,361	$116,804	$86,201

Basic earnings per share denominator:
Weighted average shares outstanding	53,128,533	53,166,458	52,557,550

Basic earnings per share:
Income from continuing operations	$2.99	$2.20	$1.64
Income (loss) from discontinued operations	0.01	—	—

Net income	$3.00	$2.20	$1.64

Diluted earnings per share denominator:
Weighted average shares outstanding	53,128,533	53,166,458	52,557,550
Common stock options	21,293	14,943	16,419
Contingently issuable shares	90,357	89,222	95,965

Diluted weighted average shares outstanding	53,240,183	53,270,623	52,669,934

Diluted earnings per share:

Income from continuing operations	$2.99	$2.20	$1.64
Income (loss) from discontinued operations	—	(0.01)	—

Net income	$2.99	$2.19	$1.64

Anti-dilutive shares excluded in the computation of diluted earnings per share	7,274	49,068	65,904

NOTE 3 — ACQUISITION OF BUSINESSES
Raceway Associates, LLC
On February 2, 2007, the Company acquired the 62.5 percent ownership interest in Raceway Associates, LLC (“Raceway Associates”) it did not previously own, bringing its ownership to 100.0 percent. Raceway Associates operates Chicagoland and Route 66 Raceway (“Route 66”). The purchase price for the

62.5 percent ownership interest totaled approximately $111.1 million, including approximately $102.4 million paid to the prior owners, the assumption of third party liabilities and acquisition costs, net of cash received. The purchase price was paid with cash on hand and approximately $65.0 million in borrowings on the Company’s revolving credit facility. This transaction has been accounted for as a business combination and is included in our consolidated operations subsequent to the date of acquisition.
The purchase price for the Raceway Associates acquisition was preliminarily allocated to the assets acquired and liabilities assumed based on their fair market values at the acquisition date. Included in this acquisition are certain indefinite-lived intangible assets attributable to the sanction agreements in place at the time of acquisition of approximately $29.8 million and goodwill of approximately $19.3 million. The intangible assets and goodwill are included in the Motorsports Event segment and are expected to be deductible for income tax purposes. As the acquisition is not considered significant, pro forma and purchase price allocation financial information are not presented.
NOTE 4 — DISCONTINUED OPERATIONS AND IMPAIRMENT OF LONG-LIVED ASSETS
Nazareth Speedway
After the completion of Nazareth Speedway’s (“Nazareth”) fiscal 2004 events, the Company suspended indefinitely major motorsports event operations at the facility. The NASCAR Busch Series and IRL IndyCar Series events, then conducted at Nazareth, were realigned to other motorsports entertainment facilities within the Company’s portfolio.
In January 2006, the Company entered into an agreement with NZSW, LLC for the sale of 158 acres, on which Nazareth Speedway is located, for approximately $18.8 million. On October 9, 2007, the Company terminated its agreement with NZSW, LLC in accordance with the terms as a result of a default by NZSW, LLC. The property continues to be marketed and a sale is expected to occur in fiscal 2008.
The operations of Nazareth were included in the Motorsports Event segment. In accordance with SFAS No. 144 the results of operations of Nazareth are presented as discontinued operations in all periods presented. There were no revenues recognized by Nazareth for the years ended November 30, 2005, 2006, and 2007. Nazareth’s pre-tax income was approximately $289,000 in fiscal 2005, and pre-tax loss was $444,000 and $256,000 for the fiscal years 2006 and 2007, respectively. Nazareth’s assets held for sale included in property and equipment, net of accumulated depreciation, totaled approximately $6.8 million at November 30, 2006 and November 30, 2007. Unless indicated otherwise, all disclosures in the notes to the consolidated financial statements relate to continuing operations.
Northwest US Speedway Development
Since 2005, the Company had been pursuing development of a motorsports entertainment facility in Kitsap County, Washington, which required State Legislation to help finance the project. In early 2007 this legislation was introduced in both the Washington State House of Representatives and Senate. On April 2, 2007, the Company announced that despite agreeing to substantial changes to the required legislation it had become apparent that additional modifications would be proposed to the bill. Due to the increased risk that the collective modifications would have a significant negative impact on the project’s financial model, the Company felt it was in its best long-term interest to discontinue its efforts at the site. As a result, the Company recorded a non-cash pre-tax charge in fiscal 2007 of approximately $5.9 million, or $0.07 per diluted share after-tax, to reflect the write-off of certain capitalized costs including legal, consulting, capitalized interest and other project-specific costs. The charge is included in Impairment of Long-lived Assets in the Company’s consolidated statements of operations for the year ended November 30, 2007 and is included in the Motorsports Event Segment.
New York Metropolitan Speedway Development
During fiscal 1999, the Company announced its intention to search for a site for a major motorsports entertainment facility in the New York metropolitan area. The Company’s efforts included the evaluation of many different locations. Most recently, the Company identified a combination of land parcels in the New York City borough of Staten Island aggregating approximately 676 acres that it targeted for the development of a major motorsports entertainment and retail development project. The Company’s then majority-owned subsidiary, 380 Development,

LLC (“380 Development”), purchased the total 676 acres for approximately $110.4 million in early fiscal 2005.
In November 2006, the Company decided to discontinue pursuit of a speedway development on Staten Island. The decision was driven by a variety of factors, including: (1) the inability to secure the critical local political support that is necessary to secure the required land-use change approvals for a speedway development; (2) even if the Company had secured the necessary political support, it became apparent that it would have been faced with unacceptable approval requirements, including operational restrictions that would have made the facility difficult to operate and a significant challenge to market; and (3) the increased risk that these unacceptable approval requirements could result in higher construction spending and annual operating costs, which would have a significant negative impact on the financial model for the speedway development.
The decision to discontinue our speedway development efforts on Staten Island resulted in a non-cash, pre-tax charge in the Company’s fiscal 2006 fourth quarter of approximately $84.7 million, or $1.01 per diluted share after-tax. Accounting rules generally accepted in the US require that the property be valued at its then current fair value, which was approximately $65.0 million. Prior to the write-off, the Company had capitalized spending of approximately $150.0 million through November 30, 2006, including: (1) $123.0 million for land and related improvements, (2) $11.0 million for costs related solely to the development of the speedway, and (3) $16.0 million for capitalized interest and property taxes. The value of the property is expected to be in excess of $100.0 million once it is filled and ready for sale. The Company ceased fill operations while it addressed certain issues the New York Department of Environmental Conservation (“DEC”) and the New York City Department of Sanitation (“DOS”) raised, including the presence of, and potential need to remediate, fill containing constituents above regulatory thresholds. In May 2007, the Company entered into a Consent Order with DEC to resolve the issues surrounding these fill operations and the prior placement of fill at the site that contained constituents above regulatory thresholds. The Consent Order requires the Company to remove non-compliant fill pursuant to the comprehensive fill removal plan. The Company commenced fill removal activities in September 2007, and it expects the fill removal to be complete in the first quarter of fiscal 2008. The Consent Order also required the Company to pay a penalty to DEC of $562,500, half of which was paid in May 2007 and the other half of which has been suspended so long as it complies with the terms of the Consent Order. The estimated total costs, including the portion of the penalty which has been paid, attributable to the expected fill removal process of approximately $4.9 million, or $0.06 per diluted share after-tax has been recognized as an Impairment of Long-lived Assets in the Company’s consolidated statements of operations for the fiscal year ended November 30, 2007 and is included in the Motorsports Event segment. The Company continues to evaluate the existence of other responsible parties and potential recoveries from such parties, if any. The property is currently marketed for sale and the Company is confident that, on a timely basis, it will agree to terms with a buyer.
NOTE 5 — PROPERTY AND EQUIPMENT
Property and equipment consists of the following as of November 30 (in thousands):

	2006	2007

Land and leasehold improvements	$289,731	$319,413
Buildings, grandstands and motorsports entertainment facilities	981,023	1,119,430
Furniture and equipment	141,134	143,672
Construction in progress	116,644	130,855

	1,528,532	1,713,370
Less accumulated depreciation	371,219	410,192

	$1,157,313	$1,303,178

Depreciation expense from continuing operations was approximately $50.7 million, $56.7 million and $80.1 million for the years ended November 30, 2005, 2006 and 2007, respectively. Fiscal 2007 depreciation expense includes approximately $14.7 million of additional depreciation related to certain existing offices and other buildings in Daytona Beach, Florida which were razed in fiscal 2007 or are expected to be razed during the next 21 months.

NOTE 6: EQUITY INVESTMENTS:
Equity investments consist of the Company’s 50.0 percent interest in SMISC, LLC at November 30, 2006 and 2007, as well as its 37.5 percent indirect interest in Raceway associates at November 30, 2006 (see Note 3).
The Company’s share of undistributed equity in the earnings (loss) from equity investments included in retained earnings at November 30, 2006 and 2007, was approximately $9.0 million and ($60.3) million respectively.
Summarized financial information on the Company’s equity investments as of and for the years ended November 30, are as follows (in thousands):

	2005	2006	2007

Current assets		$118,186	$46,569
Noncurrent assets		369,423	148,113
Current liabilities		63,437	28,629
Noncurrent liabilities		53,176	16,500
Net sales	$60,013	275,764	217,035
Gross profit	30,557	101,689	41,976
Operating income (loss)	9,091	1,320	(113,643)
Net income (loss)	6,855	1,865	(115,491)
NOTE 7 — GOODWILL AND INTANGIBLE ASSETS
The gross carrying value and accumulated amortization of the major classes of intangible assets relating to the Motorsports Event segment as of November 30 are as follows (in thousands):

		2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Customer database	$500	$200	$300
Food, beverage and merchandise contracts	276	185	91

Total amortized intangible assets	776	385	391
Non-amortized intangible assets:
NASCAR — sanction agreements	148,000	—	148,000
Other	923	—	923

Total non-amortized intangible assets	148,923	—	148,923

Total intangible assets	$149,699	$385	$149,314

		2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Customer database	$500	$300	$200
Food, beverage and merchandise contracts	251	203	48

Total amortized intangible assets	751	503	248
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	923	—	923

Total non-amortized intangible assets	178,736	—	178,736

Total intangible assets	$179,487	$503	$178,984

The following table presents current and expected amortization expense of the existing intangible assets as of November 30, for each of the following periods (in thousands):

Amortization expense for the year ended November 30, 2007	$143
Estimated amortization expense for the year ending November 30:
2008	143
2009	101
2010	1
2011	1
2012	1

The changes in the carrying value of goodwill are as follows (in thousands):

Balance at November 30, 2006	$99,507
Goodwill acquired	19,284

Balance at November 30, 2007	$118,791

Goodwill acquired consists of the February 2, 2007 acquisition of Raceway Associates and is included in our Motorsports Event segment.
NOTE 8 — LONG-TERM DEBT
Long-term debt consists of the following as of November 30 (in thousands):

	November 30, 2006	November 30, 2007

4.2 percent Senior Notes	$150,915	$150,533
5.4 percent Senior Notes	149,917	149,928
4.9 percent Bank Loan	—	2,973
6.3 percent Bank Loan	—	54
5.8 percent Revenue Bond	—	2,289
6.8 percent Revenue Bond	—	5,200
TIF bond debt service funding commitment	67,262	66,569

	368,094	377,547
Less: current portion	770	2,538

	$367,324	$375,009

Schedule of Payments (in thousands)
For the year ending November 30:
2008	$2,538
2009	152,740
2010	3,012
2011	3,306
2012	3,617
Thereafter	212,889

378,102
Net premium	(555)

Total	$377,547

On April 23, 2004, the Company completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, the Company completed an offer to exchange these unsecured senior notes for registered senior notes with substantially identical terms (“2004 Senior Notes”). At November 30, 2007, outstanding 2004 Senior Notes totaled approximately $300.5 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 4.2 percent and are due April 2009 (“4.2 percent Senior Notes”), and $150.0 million principal amount unsecured senior notes, which bear interest at 5.4 percent and are due April 2014. The 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at the option of the Company, at any time or from time to time at redemption prices as defined in the indenture. The Company’s subsidiaries are guarantors of the 2004 Senior Notes. The 2004 Senior Notes also contain various restrictive covenants. Total gross proceeds from the sale of the 2004 Senior Notes were $300.0 million, net of discounts of approximately $431,000 and approximately $2.6 million of deferred financing fees. The deferred financing fees are being treated as additional interest expense and amortized over the life of the 2004 Senior Notes on a straight-line method, which approximates the effective yield method. In March 2004, the Company entered into interest rate swap agreements to effectively lock in the interest rate on approximately $150.0 million of the 4.2 percent Senior Notes. The Company terminated these interest rate swap agreements on April 23, 2004 and received approximately $2.2 million, which is being amortized over the life of the 4.2 percent Senior Notes.
In connection with the Company’s February 2, 2007, acquisition of the 62.5 percent ownership interest in Raceway Associates it did not previously own, it assumed approximately $39.7 million in third party debt, consisting of three bank term loans and two revenue bonds payable. The first bank term loan (“Chicagoland Term Loan”) was a construction loan for the development of Chicagoland with principal outstanding at the date of acquisition of approximately $28.4 million. The Company paid the remaining principal and accrued interest on the Chicagoland Term Loan subsequent to the acquisition in February 2007. The second bank term loan (“4.9 percent Bank Loan”) consists of a construction and mortgage note with principal outstanding at the date of acquisition of approximately $3.3 million, original 20 year term due June 2018, with a current interest rate of 4.9 percent and a monthly payment of $48,000 principal and interest. The interest rate and monthly payments will be adjusted on June 1, 2008, and 2013. At November, 2007, outstanding principal on the 4.9 percent Bank Loan was approximately $3.0 million. The third bank term loan (“6.3 percent Bank Loan”) consists of a mortgage note with principal outstanding at the date of acquisition of approximately $271,000, original five year term due February 2008, with a fixed interest rate of 6.3 percent and a monthly payment of $25,000 principal and interest. At November 30, 2007, outstanding principal on the 6.3 percent Bank Loan was approximately $54,000. The first revenue bonds payable (“5.8 percent Revenue Bonds”) consist of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements with principal outstanding at the date of acquisition of approximately $2.5 million. The 5.8 percent Revenue Bonds have an initial interest rate of 5.8 percent and a monthly payment of $29,000 principal and interest. The interest rate will be adjusted on June 1, 2008 and will continue until maturity in June 2018. At November 30, 2007, outstanding principal on the 5.8 percent Revenue Bonds was approximately $2.3 million. The second revenue bonds payable (“6.8 percent Revenue Bonds”) are special service area revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements with principal outstanding at the date of acquisition of approximately $5.2 million. The 6.8 percent Revenue Bonds are billed and paid as a special assessment on real estate taxes. Interest payments are due on a semi-annual basis at 6.8 percent with principal payments due annually. Final maturity of the 6.8 percent Revenue Bonds is January 2012. At November 30, 2007, outstanding principal on the 6.8 percent Revenue Bonds was approximately $5.2 million.
In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”), issued approximately $71.3 million in taxable special obligation revenue (“TIF”) bonds in connection with the financing of construction of Kansas Speedway. At November 30, 2007, outstanding TIF bonds totaled approximately $66.6 million, net of the unamortized discount, which is comprised of a $17.9 million principal amount, 6.2 percent term bond due December 1, 2017 and $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly-owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation. The bond financing documents contain various restrictive covenants.
On June 16, 2006, the Company entered into a $300.0 million revolving credit facility (“2006 Credit Facility”). The 2006 Credit Facility contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions. The 2006 Credit Facility is scheduled to mature in June 2011, and accrues interest at LIBOR plus 30.0-80.0 basis points, based on the Company’s highest debt rating as determined by specified rating agencies. The 2006 Credit Facility contains various restrictive covenants. At November 30, 2007, the Company did not have any borrowings outstanding under the 2006 Credit Facility.
Total interest expense from continuing operations incurred by the Company was approximately $12.7 million, $12.3 million and $15.6 million for the years ended November 30, 2005, 2006 and 2007, respectively. Total interest capitalized for the years ended November 30, 2005, 2006 and 2007 was approximately $7.6 million, $8.4 million and $5.1 million, respectively.
Financing costs of approximately $6.5 million and $5.7 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2006 and 2007, respectively. These costs are being amortized on a straight line method, which approximates the effective yield method, over the life of the related financing.
NOTE 9 — FEDERAL AND STATE INCOME TAXES
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the provision for income taxes from continuing operations for the years ended November 30, are as follows (in thousands):

	2005	2006	2007

Current tax expense:
Federal	$64,832	$73,890	$56,828
State	8,091	6,061	6,600
Deferred tax expense (benefit):
Federal	26,122	(5,799)	21,582
State	2,831	1,315	1,658

Provision for income taxes	$101,876	$75,467	$86,668

The reconciliation of income tax expense computed at the federal statutory tax rates to income tax expense from continuing operations for the years ended November 30, is as follows (percent of pre-tax income):

	2005	2006	2007

Income tax computed at federal statutory rates	35.0%	35.0%	35.0%
Loss from equity investment	—	—	10.3
State income taxes, net of federal tax benefit	3.2	3.1	3.6
Other, net	0.8	1.1	1.2

	39.0%	39.2%	50.1%

The components of the net deferred tax assets (liabilities) at November 30 are as follows (in thousands):

	2006	2007

Impaired long-lived assets	$34,683	$36,985
Amortization and depreciation	21,038	16,160
Loss carryforwards	2,919	4,989
Deferred revenues	4,076	3,968
Accruals	1,599	3,548
Compensation related	2,147	2,577
Deferred expenses	2,765	1,781
Other	114	26

Deferred tax assets	69,341	70,034
Valuation allowance	(3,677)	(5,630)

Deferred tax assets, net of valuation allowance	65,664	64,404

Amortization and depreciation	(244,194)	(276,652)
Equity investment	(11,786)	(249)
Other	(331)	(267)

Deferred tax liabilities	(256,311)	(277,168)

Net deferred tax liabilities	$(190,647)	$(212,764)

Deferred tax assets — current	$995	$1,345
Deferred tax liabilities — noncurrent	(191,642)	(214,109)

Net deferred tax liabilities	$(190,647)	$(212,764)

     The Company has recorded deferred tax assets related to various state net operating loss carryforwards totaling approximately $5.0 million that expire in varying amounts beginning in fiscal 2020. The valuation allowance increased by approximately $2.0 million during the fiscal year ended November 30, 2007, and is attributable to loss carryforwards and, to a lesser extent impairments of long-lived assets. The valuation allowance has been provided due to the uncertainty regarding the realizability of state deferred tax assets associated with these loss carryforwards and impaired long-lived assets. In evaluating the Company’s ability to recover its deferred income tax assets it considers all available positive and negative evidence, including operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis.

NOTE 10 — CAPITAL STOCK
The Company’s authorized capital includes 80.0 million shares of Class A Common Stock, par value $.01 (“Class A Common Stock”), 40.0 million shares of Class B Common Stock, par value $.01 (“Class B Common Stock”), and 1.0 million shares of Preferred Stock, par value $.01 (“Preferred Stock”). The shares of Class A Common Stock and Class B Common Stock are identical in all respects, except for voting rights and certain dividend and conversion rights as described below. Each share of Class A Common Stock entitles the holder to one-fifth (1/5) vote on each matter submitted to a vote of the Company’s shareholders and each share of Class B Common Stock entitles the holder to one (1) vote on each such matter, in each case including the election of directors. Holders of Class A Common Stock and Class B Common Stock are entitled to receive dividends at the same rate if and when declared by the Board of Directors out of funds legally available therefrom, subject to the dividend and liquidation rights of any Preferred Stock that may be issued and outstanding. Class A Common Stock has no conversion rights. Class B Common Stock is convertible into Class A Common Stock, in whole or in part, at any time at the option of the holder on the basis of one share of Class A Common Stock for each share of Class B Common Stock converted. Each share of Class B Common Stock will also automatically convert into one share of Class A Common Stock if, on the record date of any meeting of the shareholders, the number of shares of Class B Common Stock then outstanding is less than 10 percent of the aggregate number of shares of Class A Common Stock and Class B Common Stock then outstanding.
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
Stock Purchase Plan
In December 2006 the Company announced that the Board of Directors had authorized a share repurchase program (“Stock Purchase Plan”) under which the Company may purchase up to $50.0 million of its outstanding Class A common shares. In July 2007, the Board of Directors authorized a $100.0 million increase to the Stock Purchase Plan allowing us to purchase up to a total of $150.0 million of our outstanding Class A common shares through November 30, 2008. The timing and amount of any shares repurchased under the Stock Purchase Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plan may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates. During fiscal 2007, the company purchased 1,642,114 shares of its Class A common shares, at an average cost of approximately $49.33 per share (including commissions), for a total of approximately $81.0 million under the Stock Purchase Plan.
NOTE 11 — COMMITMENTS AND CONTINGENCIES
International Speedway Corporation has a salary incentive plan (the “ISC Plan”) designed to qualify under Section 401(k) of the Internal Revenue Code. Employees of International Speedway Corporation and certain participating subsidiaries who have completed one month of continuous service are eligible to participate in the ISC Plan. After twelve months of continuous service, matching contributions are made to a savings trust (subject to certain limits) concurrent with employees’ contributions. The level of the matching contribution depends upon the amount of the employee contribution. Employees become 100 percent vested upon entrance to the ISC Plan. The contribution expense from continuing operations for the ISC Plan was approximately $1.4 million, $1.5 million and $1.6 million for the years ended November 30, 2005, 2006, and 2007, respectively.

The estimated cost to complete approved projects and current construction in progress at November 30, 2007 at the Company’s existing facilities is approximately $76.1 million.
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At November 30, 2007, the Unified Government had approximately $3.8 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
The Company has guaranteed minimum royalty payments under certain agreements through December 2015, with a remaining maximum exposure at November 30, 2007, of approximately $12.5 million.
The Company operates Homestead — Miami Speedway under an operating agreement which expires December 31, 2032 and provides for subsequent renewal terms through December 31, 2075. The Company operates Daytona under an operating lease agreement which expires November 7, 2054. The Company also has various operating leases for office space and equipment. The future minimum payments under the operating agreement and leases utilized by the Company having initial or remaining non-cancelable terms in excess of one year at November 30, 2007, are as follows (in thousands):

	Operating	Operating
For the year ending November 30:	Agreement	Leases

2008	$2,220	$4,993
2009	2,220	3,677
2010	2,220	2,965
2011	2,220	1,920
2012	2,220	1,203
Thereafter	24,780	35,758

Total	$35,880	$50,516

Total expenses incurred from continuing operations under the track operating agreement, these operating leases and all other rentals during the years ended November 30, 2005, 2006 and 2007 were $19.0 million, $22.0 million, and $24.3 million, respectively.
In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling $2.8 million at November 30, 2007. At November 30, 2007, there were no amounts drawn on the standby letters of credit.
The Internal Revenue Service (“Service”) is currently performing a periodic examination of the Company’s federal income tax returns for the years ended November 30, 1999 through 2005 and has challenged the tax depreciation treatment of a significant portion of its motorsports entertainment facility assets. Through November 30, 2007, the Company has received reports from the Service requesting downward adjustments to its tax depreciation expense for the fiscal years ended November 30, 1999 through 2005, which could potentially result in the reclassification of approximately $101.1 million of income taxes from deferred to current. Including related interest, the combined after-tax cash flow impact of these requested adjustments is approximately $117.9 million. In order to prevent incurring additional interest related to fiscal 2005 and prior, the Company has approximately $117.9 million on deposit with the Service as of November 30, 2007, which is classified as long-term assets in our consolidated financial statements. Our deposits are not a payment of tax, and the Company will receive accrued interest on any of these funds ultimately returned to it. Including related interest, the Company estimates the combined after-tax cash flow impact of future additional federal tax adjustments expected for fiscal 2006, and related state tax revisions and interest for all periods, to range between $30.0 million and $40.0 million at November 30, 2007. In June 2007 the Service commenced the administrative appeals process which is expected to take three to twelve months to complete. If the Company’s appeal is not resolved satisfactorily, it will evaluate all of its options, including litigation. The Company believes that its application of the federal income tax regulations in question, which have been applied consistently since their enactment and have been subjected to previous IRS audits, is appropriate, and it intends to vigorously defend the merits of its position. In accordance with SFAS No. 109 “Accounting for Income Taxes,” the Company has accrued a deferred tax liability based on the differences between its financial reporting and tax bases of such assets in its consolidated balance sheet as of November 30, 2007. While an adverse resolution of these matters could result in a material negative impact on cash flow, including payment of taxes from amounts currently on deposit with the Service, the Company believes that it has provided adequate reserves related to these matters including interest charges through November 30, 2007 totaling approximately $13.7 million, and, as a result, does not expect that such an outcome would have a material adverse effect on results of operations.
A small portion of the Company’s property in Daytona Beach, near its corporate headquarters is in the process of having certain contaminants remediated by a prior occupant of the property who has admitted causing the contamination and has assumed full liability for the remediation of the site. On January 25, 2008 the Company was notified that certain testing being performed in connection with this remediation indicated possible other contaminants exist that appear to be unrelated to the remediation activities. The Company has started the process of performing tests to determine the existence and nature of the possible contaminants. Considering that the Company has just become aware of this issue, it is unable at the present time to determine if it has a loss, an estimate of the range of this possible loss and whether or not the range of possible loss is of a material nature.
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
In July 2005, Kentucky Speedway, LLC filed a civil action in the Eastern District of Kentucky against NASCAR and the Company which alleged that “NASCAR and ISC have acted, and continue to act, individually and in combination and collusion with each other and other companies that control motorsports entertainment facilities hosting NASCAR NEXTEL Cup Series, to illegally restrict the award of ... NASCAR NEXTEL Cup Series [races].” The complaint was amended in 2007 to seek, in addition to damages, an injunction requiring NASCAR to “develop objective factors for the award of NEXTEL Cup races”, “divestiture of ISC and NASCAR so that the France Family and anyone else does not share ownership of both companies or serve as officers or directors of both companies”, “ISC’s divestiture of at least 8 of its 12 racetracks that currently operate a NEXTEL Cup race” and prohibiting further alleged violations of the antitrust laws. The complaint did not ask the court to cause NASCAR to award a NEXTEL Cup race to the Kentucky Speedway. Other than some vaguely conclusory allegations, the complaint failed to specify any specific unlawful conduct by the Company. Pre-trial “discovery” in the case was concluded and based upon all of the factual and expert evidentiary materials adduced management was more firmly convinced than ever that the case was without legal or factual merit.
On January 7, 2008 the Company’s position was vindicated when the Federal District Court Judge hearing the case ruled in favor of ISC and NASCAR and dismissed all claims of Kentucky Speedway, LLC. Subsequently, on January 11, 2008 Kentucky Speedway, LLC filed a Notice of Appeal to the United States Court of Appeal for the Sixth Circuit. Management expects the appellate process to be resolved in our favor in approximately 18 to 24 months.
At this point the likelihood of a materially adverse result appears to be remote, although there is always an element of uncertainty in litigation. It is premature to attempt to quantify the potential magnitude of such a remote possible adverse decision.
The fees and expenses associated with the defense of this suit have not been covered by insurance and have adversely impacted our financial condition. Since the judgment entered by the court allows the Company to seek recovery of its “costs” (not including attorney fees) from the Kentucky Speedway, the Company is preparing materials to submit to the court to have the amount of the Company’s allowable costs determined and intend to pursue recovery from the Kentucky Speedway of the maximum amounts allowed by the court, which should include those costs necessarily incurred in successfully defending the appeal to the Sixth Circuit.
NOTE 12 — RELATED PARTY DISCLOSURES AND TRANSACTIONS
All of the racing events that take place during the Company’s fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association, the American Motorcyclist Association, the Automobile Racing Club of America, the American Sportbike Racing Association — Championship Cup Series, the Federation Internationale de L’Automobile, the Federation Internationale Motocycliste, Grand American, Historic Sportscar Racing, IRL, NASCAR, NHRA, the National Muscle Car Association, the National Mustang Racers Association, the Porsche Club of America, the Sports Car Club of

America, the Sportscar Vintage Racing Association, the United States Auto Club and the World Karting Association. NASCAR, which sanctions some of the Company’s principal racing events, is a member of the France Family Group which controls in excess of 65.0 percent of the combined voting power of the outstanding stock of the Company, and some members of which serve as directors and officers of the Company. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR from continuing operations for disbursement to competitors, which are exclusive of NASCAR sanction fees, totaled approximately $118.5 million, $131.3 million and $129.2 million, for the years ended November 30, 2005, 2006 and 2007, respectively. There were no prize and point fund monies paid to NASCAR related to discontinued operations. The Company has outstanding receivables related to NASCAR and its affiliates of approximately $25.9 million and $25.2 million at November 30, 2006 and 2007, respectively.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire NASCAR NEXTEL Cup and Busch series schedules and the NASCAR Craftsman Truck series schedule beginning in fiscal 2007. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR NEXTEL Cup and Busch series event and each NASCAR Craftsman Truck series event beginning in fiscal 2007. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR NEXTEL Cup, Busch or Craftsman Truck series event as a component of its sanction fees and remits the remaining 90.0 percent to the event promoter. The event promoter pays 25.0 percent of the gross broadcast rights fees allocated to the event as part of the previously discussed prize money paid to NASCAR for disbursement to competitors. The Company’s television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR NEXTEL Cup and Busch series events and the NASCAR Craftsman Truck series events beginning in fiscal 2007 conducted at its wholly-owned facilities were $235.9 million, $273.4 million and $253.3 million in fiscal years 2005, 2006 and 2007, respectively. There were no television broadcast and ancillary rights fees received from NASCAR related to discontinued operations.
In addition, NASCAR and the Company share a variety of expenses in the ordinary course of business. NASCAR pays rent, as well as a related maintenance fee (allocated based on square footage), to the Company for office space in Daytona Beach, Florida. The Company pays rent to NASCAR for office space in Los Angeles, California. These rents are based upon estimated fair market lease rates for comparable facilities. NASCAR pays the Company for radio, program and strategic initiative advertising, hospitality and suite rentals, various tickets and credentials, catering services, participation in a NASCAR racing event banquet, and track and other equipment rentals based on similar prices paid by unrelated, third party purchasers of similar items. The Company pays NASCAR for certain advertising, participation in NASCAR racing series banquets, the use of NASCAR trademarks and intellectual images and production space for NEXTEL Vision based on similar prices paid by unrelated, third party purchasers of similar items. The Company’s payments to NASCAR for MRN Radio’s broadcast rights to NASCAR Craftsman Truck races represents an agreed-upon percentage of the Company’s advertising revenues attributable to such race broadcasts. In fiscal 2006 and 2007 NASCAR is reimbursing the Company for the buyout of the remaining rights associated with a certain sponsorship agreement. NASCAR also reimburses the Company for 50.0 percent of the compensation paid to certain personnel working in the Company’s legal, risk management and transportation departments, as well as 50.0 percent of the compensation expense associated with certain receptionists. The Company reimburses NASCAR for 50.0 percent of the compensation paid to certain personnel working in NASCAR’s legal department. NASCAR’s reimbursement for use of the Company’s mailroom, janitorial services, security services, catering, graphic arts, photo and publishing services, telephone system and the Company’s reimbursement of NASCAR for use of corporate aircraft, is based on actual usage or an allocation of total actual usage. The aggregate amount received from NASCAR by the Company for shared expenses, net of amounts paid by the Company for shared expenses, totaled approximately $3.6 million, $3.6 million and $6.5 million during fiscal 2005, 2006 and 2007, respectively.
Grand American sanctions various events at certain of the Company’s facilities. While certain officers and directors of the Company are equity investors in Grand American, no officer or director has more than a 10.0 percent equity interest. In addition, certain officers and directors of the Company, representing a non-controlling interest, serve on Grand American’s Board of Managers. Standard Grand American sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by Grand American to participants in the events. Sanction fees paid by the Company to Grand American totaled approximately $1.1 million, $1.2 million and $1.5 million for the years ended November 30, 2005, 2006 and 2007, respectively.

In addition, Grand American and the Company share a variety of expenses in the ordinary course of business. Grand American pays rent to the Company for office space in Daytona Beach, Florida. These rents are based upon estimated fair market lease rates for comparable facilities. Grand American purchases various advertising, catering services, suites and hospitality and track and equipment rentals from the Company based on similar prices paid by unrelated, third party purchasers of similar items. The Company pays Grand American for the use of Grand American’s trademarks based on similar prices paid by unrelated, third party purchasers of similar items. Grand American’s reimbursement for use of the Company’s mailroom, telephone system, security, graphic arts, photo and publishing services is based on actual usage or an allocation of total actual usage. The aggregate amount received from Grand American by the Company for shared expenses, net of amounts paid by the Company for shared expenses, totaled approximately $223,000, $510,000 and $441,000 during fiscal 2005, 2006 and 2007, respectively.
The Company strives to ensure, and management believes that, the terms of the Company’s transactions with NASCAR and Grand American are no less favorable to the Company than could be obtained in arms-length negotiations.
Certain members of the France Family Group paid the Company for the utilization of security services, event planning, event tickets, purchase of catering services, maintenance services, and certain equipment. During fiscal 2005, the Company provided publishing and distribution services for Game Change Marketing, LLC, which is a company owned by a France Family Group member and leased certain parcels of land from WCF and JCF, LLC, which is owned by France Family Group members. The land parcels are used primarily for parking during the events held at Martinsville Speedway (“Martinsville”). The amounts paid for these items were based on actual costs incurred, similar prices paid by unrelated third party purchasers of similar items or estimated fair market values. The aggregate amount received by the Company for these items, net of amounts paid, totaled approximately $3.3 million, $2.4 million and $3.6 million during fiscal 2005, 2006 and 2007, respectively.
The Company has collateral assignment split-dollar insurance agreements covering the lives of James C. France, his spouse, and the surviving spouse of William C. France. Upon surrender of the policies or payment of the death benefits thereunder, the Company is entitled to repayment of an amount equal to the cumulative premiums previously paid by the Company. The Company may cause the agreements to be terminated and the policies surrendered at any time after the cash surrender value of the policies equals the cumulative premiums advanced under the agreements. The Company recorded the insurance expense net of the increase in cash surrender value of the policies associated with these agreements.
Crotty, Bartlett & Kelly, P.A. (“Crotty, Bartlett & Kelly”), a law firm controlled by siblings of W. Garrett Crotty, one of the Company’s executive officers, leased office space located in the Company’s corporate office complex in Daytona Beach, Florida. The Company engages Crotty, Bartlett & Kelly for certain legal and consulting services. The aggregate amount paid to Crotty, Bartlett & Kelly by the Company for legal and consulting services, net of amounts received by the Company for leased office space, totaled approximately $180,000, $150,000 and $162,000 during fiscal 2005, 2006 and 2007, respectively.
J. Hyatt Brown, one of the Company’s directors, serves as President and Chief Executive Officer of Brown & Brown, Inc. (“Brown & Brown”). Brown & Brown has received commissions for serving as the Company’s insurance broker for several of the Company’s insurance policies, including the Company’s property and casualty policy, certain employee benefit programs and the aforementioned split-dollar arrangements. The aggregate commissions received by Brown & Brown in connection with the Company’s policies were approximately $507,000, $565,000 and $554,000 during fiscal 2005, 2006 and 2007, respectively.
Kinsey, Vincent Pyle, L.C., a law firm which Christy F. Harris, one of the Company’s directors, joined in fiscal 2004, provided legal services to the Company during fiscal 2005, 2006 and 2007. The Company paid approximately $359,000, $169,000 and $375,000 for these services in fiscal 2005, 2006 and 2007, which were charged to the Company on the same basis as those provided other clients.

Mr. Gregory W. Penske, one of the Company’s directors through April 2007, is also an officer and director of Penske Performance, Inc. and other Penske Corporation affiliates, as well as the son of Roger S. Penske. Roger S. Penske beneficially owns a majority of the voting stock of and controls Penske Corporation and its affiliates. The Company rented Penske Corporation and its affiliates certain facilities for a driving school and sold hospitality suite occupancy and related services, merchandise and accessories to Penske Corporation, its affiliates and other related companies. In a special promotional arrangement designed to grow demand while maintaining price integrity, the Company sold approximately 8,000 tickets for certain events during 2005 at discounts greater than those afforded any other ticket purchaser to Penske Automotive Group, one of the largest automobile retailers in Southern California, which effected distribution of those tickets. Penske Truck Leasing rented certain vehicles and sold related supplies and services to the Company. Also, the Company paid Penske Corporation for the use of certain trademarks. In fiscal 2005, 2006 and 2007, the aggregate amount received from Penske Corporation, its affiliates and other related companies, net of amounts paid by the Company, totaled approximately $1.5 million, $1.9 million and $203,000, respectively for the aforementioned goods and services.
Raceway Associates was owned 75.0 percent by Motorsports Alliance and 25.0 percent by the former owners of the Route 66 prior to the company’s purchase in February 2007. Edward H. Rensi, a director of the Company, sold his approximately 1.3 percent ownership interest in Raceway Associates to unrelated third parties in fiscal 2005. In 2005 and 2006, the Company owned an indirect equity investment in Chicagoland through the Company’s equity investment in Motorsports Alliance. The Company paid Chicagoland fees to sell merchandise and programs on its property and conduct radio broadcasts of its events. Chicagoland paid the Company for the purchase of programs and for costs related to the use of the Company’s jet dryers and other event support at its events. The net amounts paid by the Company were approximately $572,000 and $636,000 during fiscal 2005 and 2006, respectively.
NOTE 13 — SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes and interest for the years ended November 30, is summarized as follows (in thousands):

	2005	2006	2007

Income taxes paid	$84,093	$79,228	$66,169

Interest paid	$19,679	$20,380	$19,804

NOTE 14 — LONG-TERM STOCK INCENTIVE PLAN
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
Prior to December 1, 2005 the Company accounted for the 1996 Plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company recognized stock-based compensation cost on its restricted shares awarded on the accelerated method over their vesting periods equal to the fair market value of these shares on the date of award. No stock-based employee compensation cost was reflected in the Consolidated Statement of Operations relating to stock options for the fiscal year ended November 30, 2005, as all options granted under the 1996 Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.
Effective December 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective-transition method and accordingly prior periods have not been restated to reflect the impact of SFAS 123(R). Under that transition method, compensation cost recognized during the fiscal years ended November 30, 2006 and 2007 include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense for the fiscal years ended November 30, 2006 and 2007, totaled approximately $2.7 million and $4.0 million, respectively. Stock-based compensation expense for the fiscal year ended November 30, 2005, totaled approximately $2.0 million, under the intrinsic value method in accordance with APB No. 25.
As a result of adopting SFAS No. 123(R) on December 1, 2005, the Company’s income before income taxes and net income are approximately $459,000 and $283,000, and $669,000 and $411,000 lower, for the fiscal years ended November 30, 2006 and 2007, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the fiscal year ended November 30, 2006 and 2007 are $0.01 and $0.01 lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25.
Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the vesting of restricted stock awards and exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for restricted stock awards and options (“excess tax benefits”) to be classified as financing cash flows. The $185,000 and $170,000 excess tax benefits relating to stock-based compensation classified as a financing cash inflow for the years ended November 30, 2006 and 2007, respectively, would have been classified as an operating cash inflow prior to the adoption of SFAS No. 123(R).
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation after giving consideration to potential forfeitures for the year ended November 30, 2005. For purposes of this pro forma disclosure, the fair value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods (in thousands, except per share amounts):

2005
Net income, as reported	$159,361

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,190

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,380)

Pro forma net income	$159,171

Earnings per share:
Basic — as reported	$3.00

Basic — pro forma	$3.00

Diluted — as reported	$2.99

Diluted — pro forma	$2.99

Restricted Stock Awards
Restricted stock awarded under the 1996 Plan and 2006 Plan (collectively the “Plans”) generally are subject to forfeiture in the event of termination of employment prior to vesting dates. Prior to vesting, the Plans participants own the shares and may vote and receive dividends, but are subject to certain restrictions. Restrictions include the prohibition of the sale or transfer of the shares during the period prior to vesting of the shares. The Company also has the right of first refusal to purchase any shares of stock issued under the Plans which are offered for sale subsequent to vesting. The Company records stock-based compensation cost on its restricted shares awarded on the accelerated method over the requisite service period.
Restricted stock of the Company’s Class A Common Stock awarded under the Plans generally vest at the rate of 50.0 percent of each award on the third anniversary of the award date and the remaining 50.0 percent on the fifth anniversary of the award date.
The fair value of nonvested restricted stock is determined based on the opening trading price of the Company’s Class A Common Stock on the grant date. The Company granted 53,599, 60,015 and 53,865 shares of restricted stock awards of the Company’s Class A Common Stock during the fiscal years ended November 30, 2005, 2006 and 2007, respectively, to certain officers and managers under the Plans. The weighted average grant date fair value of these restricted stock awards was $54.23, $50.90 and $51.70 per share, respectively.

A summary of the status of the Company’s restricted stock as of November 30, 2007, and changes during the fiscal year ended November 30, 2007, is presented as follows:

		Weighted-Average	Weighted-Average	Aggregate
		Grant-Date	Remaining	Intrinsic
	Restricted	Fair Value	Contractual	Value
	Shares	(Per Share)	Term (Years)	(in thousands)

Unvested at November 30, 2006	194,480	$48.2
Granted	53,865	51.7
Vested	(68,185)	45.8
Forfeited	(409)	53.2

Unvested at November 30, 2007	179,751	$50.1	3.0	$7,659.2

As of November 30, 2007, there was approximately $4.2  million of total unrecognized compensation cost related to unvested restricted stock awards granted under the Stock Plans. This cost is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of restricted stock awards vested during the fiscal years ended November 30, 2005, 2006 and 2007, was approximately $2.3 million, $2.0 million and $3.6 million, respectively.
Nonqualified and Incentive Stock Options
A portion of each non-employee director’s compensation for their service as a director is through awards of options to acquire shares of the Company’s Class A Common Stock under the Plans. These options become exercisable one year after the date of grant and expire on the tenth anniversary of the date of grant. The Company also grants options to certain non-officer managers to purchase the Company’s Class A Common Stock under the Plans. These options generally vest over a two and one-half year period and expire on the tenth anniversary of the date of grant. The Company records stock-based compensation cost on its stock options awarded on the straight-line method over the requisite service period.
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

	2005	2006	2007
Expected volatility	25.3%	24.8%-32.8%	22.5%-28.7%
Weighted average volatility	25.3%	27.3%	24.3%
Expected dividends	0.11%	0.16%	0.2%
Expected term (in years)	5.0	5.1-6.8	4.9-7.1
Risk-free rate	3.2%	5.0%-5.1%	4.9%

A summary of option activity under the Stock Plan as of November 30, 2007, and changes during the year then ended is presented as follows:

			Weighted-Average	Aggregate
			Remaining	Intrinsic
		Weighted-Average	Contractual	Value
Options	Shares	Exercise Price	Term (Years)	(in thousands)

Outstanding at November 30, 2006	143,039	$46.4
Granted	63,340	52.7
Exercised	(8,484)	42.1
Forfeited	(4,667)	51.4

Outstanding at November 30, 2007	193,228	$48.6	7.3	$51.9

Vested and expected to vest at November 30, 2007	189,748	$48.5	7.2	$51.9

Exercisable at November 30, 2007	111,538	$46.2	5.8	$51.9

The weighted average grant-date fair value of options granted during the fiscal years ended November 30, 2005, 2006 and 2007 was $16.2, $16.6 and $17.4, respectively. The total intrinsic value of options exercised during the fiscal years ended November 30, 2005, 2006 and 2007 was approximately $181,000, $39,000 and $85,000, respectively. The actual tax benefit realized for the tax deductions from exercise of the stock options totaled approximately $70,000, $15,000 and $33,000 for the fiscal years ended November 30, 2005, 2006 and 2007, respectively.
As of November 30, 2007, there was approximately $1.4 million of total unrecognized compensation cost related to unvested stock options granted under the Stock Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years.
NOTE 15 — FINANCIAL INSTRUMENTS
The carrying values of cash and cash equivalents, accounts receivable, short-term investments, accounts payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities.
Fair values of long-term debt and interest rate swaps are based on quoted market prices at the date of measurement. The Company’s credit facilities approximate fair value as they bear interest rates that approximate market. At November 30, 2007, the fair value of the remaining long-term debt, as determined by quotes from financial institutions, was $383.4 million compared to the carrying amount of $377.5 million.
NOTE 16 — QUARTERLY DATA (UNAUDITED)
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

The following table presents certain unaudited financial data for each quarter of fiscal 2006 and 2007 (in thousands, except per share amounts):

	Fiscal Quarter Ended
	February 28,	May 31,	August 31,	November 30,
	2006	2006	2006	2006(1)

Total revenue	$193,934	$172,083	$178,892	$253,460
Operating income	78,463	52,176	51,808	16,719
Income from continuing operations	44,131	30,727	55,909	7,823
Net income	44,053	30,687	34,272	7,792
Basic earnings per share	0.83	0.58	0.64	0.15
Diluted earnings per share	0.83	0.58	0.64	0.15

	Fiscal Quarter Ended
	February 28,	May 31,	August 31,	November 30,
	2007	2007	2007(2)	2007(2)

Total revenue	$185,179	$181,542	$196,300	$253,542
Operating income	65,770	35,021	48,213	92,739
Income from continuing operations	35,839	18,396	9,547	22,509
Net income	35,819	18,390	9,517	22,475
Basic earnings per share	0.67	0.35	0.18	0.43
Diluted earnings per share	0.67	0.35	0.18	0.43

(1)      The fourth quarter of fiscal 2006 includes a non-cash, pre-tax charge for the impairment of long-lived assets of approximately $84.7 million, or $1.01 per diluted share related to the Company’s decision to discontinue its speedway development efforts on Staten Island.
(2)      In fiscal 2007, Equity in Net Loss From Equity Investments includes a net loss of $57.0 million, or $1.04 per diluted share, representing the Company's results from its 50.0 percent indirect interest in Motorsports Authentics’ loss from operations, which includes the third quarter write-down of certain inventory and related assets and a fourth quarter impairment of goodwill, certain intangibles and other long-lived assets.
NOTE 17 — SEGMENT REPORTING
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at prices comparable to unaffiliated customers. Intersegment revenues were approximately $12.2 million, $8.5 million and $4.0 million for the years ended November 30, 2005, 2006, and 2007, respectively (in thousands).

	For The Year Ended November 30, 2005
	Motorsports	All
	Event	Other	Total

Revenues	$702,870	$49,455	$752,325
Depreciation and amortization	43,971	6,922	50,893
Operating income	255,459	9,806	265,265
Equity investments income	3,516	—	3,156
Capital expenditures	222,736	26,114	248,850
Total assets	1,538,614	258,455	1,797,069
Equity investments	51,160	—	51,160

	For The Year Ended November 30, 2006
	Motorsports	All
	Event	Other	Total

Revenues	$758,263	$48,577	$806,840
Depreciation and amortization	49,295	7,538	56,833
Operating income	188,133	11,033	199,166
Equity investments income	318	—	318
Capital expenditures	96,635	13,739	110,374
Total assets	1,627,129	294,930	1,922,059
Equity investments	175,915	—	175,915

	For The Year Ended November 30, 2007
	Motorsports	All
	Event	Other	Total

Revenues	$771,221	$49,357	$820,578
Depreciation and amortization	60,225	19,980	80,205
Operating income	238,827	2,916	241,743
Equity investments loss	(58,147)	—	(58,147)
Capital expenditures	72,152	23,908	96,060
Total assets	1,701,518	280,599	1,982,117
Equity investments	76,839	—	76,839
NOTE 18 — CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
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
Included in the tables below, are condensed consolidating balance sheets as of November 30, 2006 and 2007, and the condensed consolidating statements of operations and cash flows for the years ended November 30, 2005, 2006 and 2007, of: (a) the Parent; (b) the guarantor subsidiaries; (c) elimination entries necessary to consolidate Parent with guarantor subsidiaries; and (d) the Company on a consolidated basis (in thousands).

	Condensed Consolidating Balance Sheet At November 30, 2006
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Current assets	$16,396	$208,430	$(21,224)	$203,602
Property and equipment, net	176,574	980,739	—	1,157,313
Advances to and investments in subsidiaries	1,659,901	734,303	(2,394,204)	—
Other assets	127,371	433,773	—	561,144

Total Assets	$1,980,242	$2,357,245	$(2,415,428)	$1,922,059

Current liabilities	$39,617	$150,125	$6,562	$196,304
Long-term debt	1,037,135	48,411	(718,222)	367,324
Deferred income taxes	58,586	133,056	—	191,642
Other liabilities	5	11,669	—	11,674
Total shareholders’ equity	844,899	2,013,984	(1,703,768)	1,155,115

Total Liabilities and Shareholders’ Equity	$1,980,242	$2,357,245	$(2,415,428)	$1,922,059

	Condensed Consolidating Balance Sheet At November 30, 2007
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Current assets	$17,882	$163,062	$(21,118)	$159,826
Property and equipment, net	184,188	1,118,990	—	1,303,178
Advances to and investments in subsidiaries	2,971,213	1,011,557	(3,982,770)	—
Other assets	133,919	385,194	—	519,113

Total Assets	$3,307,202	$2,678,803	$(4,003,888)	$1,982,117

Current liabilities	$39,877	$166,992	$5,434	$212,303
Long-term debt	1,312,018	43,383	(980,392)	375,009
Deferred income taxes	58,633	155,476	—	214,109
Other liabilities	—	21,608	—	21,608
Total shareholders’ equity	1,896,674	2,291,344	(3,028,930)	1,159,088

Total Liabilities and Shareholders’ Equity	$3,307,202	$2,678,803	$(4,003,888)	$1,982,117

	Condensed Consolidating Statement of Operations For The Year Ended November 30, 2005
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Total revenues	$2,211	$878,267	$(140,349)	$740,129
Total expenses	31,649	583,564	(140,349)	474,864
Operating (loss) income	(29,438)	294,703	—	265,265
Interest and other income (expense), net	(134)	19,992	(24,175)	(4,317)
(Loss) income from continuing operations	(13,592)	196,839	(24,175)	159,072
Net (loss) income	(13,592)	197,128	(24,175)	159,361

	Condensed Consolidating Statement of Operations For The Year Ended November 30, 2006
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Total revenues	$2,252	$941,957	$(145,840)	$798,369
Total expenses	40,085	704,958	(145,840)	599,203
Operating (loss) income	(37,833)	236,999	—	199,166
Interest and other (expense) income, net	(21,442)	42,327	(27,604)	(6,719)
(Loss) income from continuing operations	(38,119)	182,703	(27,604)	116,980
Net (loss) income	(38,119)	182,527	(27,604)	116,804

	Condensed Consolidating Statement of Operations For The Year Ended November 30, 2007
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Total revenues	$1,684	$952,890	$(138,011)	$816,563
Total expenses	52,415	660,416	(138,011)	574,820
Operating (loss) income	(50,731)	292,474	—	241,743
Interest and other (expense) income, net	(30,565)	(12,716)	(25,504)	(68,785)
(Loss) income from continuing operations	(52,311)	164,106	(25,504)	86,291
Net (loss) income	(52,311)	164,016	(25,504)	86,201

	Condensed Consolidating Statement of Cash Flows For The Year Ended November 30, 2005
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(113,798)	$274,372	$(13,802)	$146,772
Net cash provided by (used in) investing activities	123,919	(303,932)	13,802	(166,211)
Net cash used in financing activities	(3,276)	(7,505)	—	(10,781)

	Condensed Consolidating Statement of Cash Flows For The Year Ended November 30, 2006
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(39,131)	$303,891	$(23,363)	$241,397
Net cash provided by (used in) investing activities	37,075	(367,553)	23,363	(307,115)
Net cash used in financing activities	(4,724)	(635)	—	(5,359)

	Condensed Consolidating Statement of Cash Flows For The Year Ended November 30, 2007
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(39,181)	$324,035	$(26,738)	$258,116
Net cash provided by (used in) investing activities	128,769	(299,797)	26,738	(144,290)
Net cash used in financing activities	(86,281)	(29,910)	—	(116,191)

Schedule II — Valuation and Qualifying Accounts (In Thousands)

		Additions
	Balance	charged to		Balance
	beginning	costs and		at end of
Description	of period	expenses	Deductions (A)	period

For the year ended November 30, 2007 Allowance for doubtful accounts	$1,000	$667	$467	$1,200
For the year ended November 30, 2006 Allowance for doubtful accounts	1,500	340	840	1,000
For the year ended November 30, 2005 Allowance for doubtful accounts	1,500	227	227	1,500

(A)	Uncollectible accounts written off, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Based on that evaluation, our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at November 30, 2007, and during the period prior to and including the date of this report. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to November 30, 2007.
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
January 28, 2008
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
Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of a motorsports entertainment complex acquired during 2007, which is included in the 2007 consolidated financial statements and constituted $191 million of total assets as of November 30, 2007 and revenues and net income for the year then ended of $48 million and $7 million, respectively. We did not assess the effectiveness of internal control over financial reporting of this motorsports entertainment complex because of the timing of the acquisition which was completed in February 2007.
We, under the supervision of and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, assessed the Company’s internal control over financial reporting as of November 30, 2007, based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of November 30, 2007, based on the specified criteria.
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
Consolidated Balance Sheets
- November 30, 2006 and 2007
Consolidated Statements of Operations
- Years ended November 30, 2005, 2006, and 2007
Consolidated Statements of Changes in Shareholders’ Equity
- Years ended November 30, 2005, 2006, and 2007
Consolidated Statements of Cash Flows
- Years ended November 30, 2005, 2006, and 2007
Notes to Consolidated Financial Statements
2. Consolidated Financial Statement Schedules listed below:
II — Valuation and qualifying accounts
All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

3. Exhibits:

Exhibit
Number	Description of Exhibit
3.1	— Articles of Amendment of the Restated and Amended Articles of Incorporation of the Company, as filed with the Florida Department of State on July 26, 1999. (3.1)**

3.2	— Conformed Copy of Amended and Restated Articles of Incorporation of the Company, as amended as of July 26, 1999. (3.2)**

3.3	— Conformed Copy of Amended and Restated By-Laws of the Company. (3)(ii)***

4.1	— Indenture, dated April 23, 2004, between the Company, certain subsidiaries, and Wachovia Bank, National Association, as Trustee. (4.1)****

4.2	— Indenture, dated April 23, 2004, between the Company, certain subsidiaries, and Wachovia Bank, National Association, as Trustee. (4.2)****

4.3
— Registration Rights Agreement, dated as of April 23, 2004, among the Company, certain subsidiaries, Wachovia Capital Markets, LLC, Banc One Capital Markets, Inc. and SunTrust Capital Markets, Inc. (4.3)****

4.4	— Form of Registered Note due 2009 (included in Exhibit 4.1). (4.1)****

4.5	— Form of Registered Note due 2014 (included in Exhibit 4.2). (4.2)****

4.6	— $300,000,000 Credit Agreement, dated as of September 12, 2003, among the Company, certain subsidiaries and the lenders party thereto. (1)*****

10.1	— Daytona Property Lease. (3)******

10.2	— 1996 Long-Term Incentive Plan. (5)******

10.3	— Split-Dollar Agreement (WCF).* (6)******

10.4	— Split-Dollar Agreement (JCF).* (7)******

21	— Subsidiaries of the Registrant — filed herewith.

23.1	— Consent of Ernst &Young LLP — filed herewith.

23.2	— Consent of Grant Thornton LLP — filed herewith.

31.1	— Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer — filed herewith

31.2	— Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer — filed herewith.

31.3	— Rule 13a-14(a) / 15d-14(a) Certification of Chief Accounting Officer — filed herewith.

Exhibit
Number	Description of Exhibit
32	— Section 1350 Certification — filed herewith.

99	Report of Registered Public Accounting Firm and Consolidated Financial Statements of Motorsports Authentics, LLC as of and for the years ended November 30, 2007 and 2006.

*	Compensatory Plan required to be filed as an exhibit pursuant to Item 14(c).

**	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s Report on Form 8-K dated July 26, 1999

***	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s report on Form 10-Q for the quarter ended February 28, 2003.

****	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s Registration Statement filed on Form S-4 File No. 333-118168.

*****	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s report on Form 10-Q for the quarter ended August 31, 2003.

******	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s Report on Form 10-K for the year ended November 30, 1998.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James C. France James C. France	Chief Executive Officer and Vice Chairman of the Board (Principal Executive Officer)	January 28, 2008

/s/ Susan G. Schandel Susan G. Schandel	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	January 28, 2008

/s/ Daniel W. Houser Daniel W. Houser	Vice President, Controller, Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)	January 28, 2008

/s/ Lesa France Kennedy Lesa France Kennedy	Director	January 28, 2008

/s/ Brian Z. France Brian Z. France	Director	January 28, 2008

/s/ J. Hyatt Brown J. Hyatt Brown	Director	January 28, 2008

/s/ Raymond K. Mason, Jr. Raymond K. Mason, Jr.	Director	January 28, 2008

/s/ Larry Aiello, Jr. Larry Aiello, Jr.	Director	January 28, 2008