Form 10-Q
period 2008-02-29
INTERNATIONAL SPEEDWAY CORP
filed 2008-04-09
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 29, 2008
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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class A Common Stock	29,060,544 shares	as of February 29, 2008

Class B Common Stock	21,525,928 shares	as of February 29, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30, 2007	February 29, 2008
	(Unaudited)
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$57,316	$74,125
Short-term investments	39,250	200
Receivables, less allowance of $1,200 in 2007 and 2008, respectively	46,860	118,255
Inventories	4,508	5,224
Deferred income taxes	1,345	1,424
Prepaid expenses and other current assets	10,547	15,605

Total Current Assets	159,826	214,833

Property and Equipment, net of accumulated depreciation of $410,192 and $422,075, respectively	1,303,178	1,310,803
Other Assets:
Equity investments	76,839	78,781
Intangible assets, net	178,984	178,948
Goodwill	118,791	118,791
Deposits with Internal Revenue Service	117,936	117,936
Other	26,563	23,362

	519,113	517,818

Total Assets	$1,982,117	$2,043,454

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$2,538	$2,553
Accounts payable	37,508	29,114
Deferred income	128,631	171,592
Income taxes payable	22,179	17,961
Other current liabilities	21,447	23,251

Total Current Liabilities	212,303	244,471

Long-Term Debt	375,009	393,795
Deferred Income Taxes	214,109	78,177
Long-Term Tax Liabilities	—	159,836
Long-Term Deferred Income	15,531	15,201
Other Long-Term Liabilities	6,077	5,738
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 30,010,422 and 28,889,093 issued and outstanding in 2007 and 2008, respectively	300	289
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 21,593,025 and 21,525,928 issued and outstanding in 2007 and 2008, respectively	216	215
Additional paid-in capital	621,528	572,477
Retained earnings	537,044	573,255

Total Shareholders’ Equity	1,159,088	1,146,236

Total Liabilities and Shareholders’ Equity	$1,982,117	$2,043,454

     See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Three Months Ended
	February 28, 2007	February 29, 2008
	(Unaudited)
	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$55,310	$56,113
Motorsports related	108,114	112,845
Food, beverage and merchandise	19,164	22,690
Other	2,272	2,211

	184,860	193,859
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	32,462	33,053
Motorsports related	30,624	35,336
Food, beverage and merchandise	10,849	12,784
General and administrative	27,248	27,711
Depreciation and amortization	17,907	17,317
Impairment of long-lived assets	—	731

	119,090	126,932

Operating income	65,770	66,927
Interest income and other	1,358	(3,060)
Interest expense	(4,040)	(3,593)
Equity in net (loss) income from equity investments	(4,317)	1,794

Income from continuing operations before income taxes	58,771	62,068
Income taxes	22,932	25,826

Income from continuing operations	35,839	36,242
Loss from discontinued operations, net of income tax benefits of $48 and $33	(20)	(31)

Net income	$35,819	$36,211

Basic earnings per share:
Income from continuing operations	$0.67	$0.71
Loss from discontinued operations	—	—

Net income	$0.67	$0.71

Diluted earnings per share:
Income from continuing operations	$0.67	$0.71
Loss from discontinued operations	—	—

Net income	$0.67	$0.71

Basic weighted average shares outstanding	53,093,944	50,928,554

Diluted weighted average shares outstanding	53,216,404	51,038,079

     See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statement of Shareholders’ Equity

	Class A Common	Class B Common			Total
	Stock $.01	Stock $.01	Additional	Retained	Shareholders’
	Par Value	Par Value	Paid-in Capital	Earnings	Equity
	(Unaudited)
	(In Thousands)

Balance at November 30, 2007	$300	$216	$621,528	$537,044	$1,159,088
Activity 12/1/07 — 2/29/08:
Comprehensive income:
Net income	—	—	—	36,211	36,211
Reacquisition of previously issued common stock	(12)	—	(49,988)	—	(50,000)
Conversion of Class B Common Stock to Class A Common Stock	1	(1)	—	—	—
Stock-based compensation	—	—	937	—	937

Balance at February 29, 2008	$289	$215	$572,477	$573,255	$1,146,236

     See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Three Months Ended
	February 28, 2007	February 29, 2008
	(Unaudited)
	(In Thousands)
OPERATING ACTIVITIES
Net income	$35,819	$36,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,907	17,317
Stock-based compensation	695	937
Amortization of financing costs	128	129
Deferred income taxes	4,536	4,418
Loss (income) from equity investments	4,317	(1,794)
Impairment of long-lived assets, non-cash	—	328
Other, net	42	3,707
Changes in operating assets and liabilities:
Receivables, net	(67,775)	(71,395)
Inventories, prepaid expenses and other assets	(10,217)	(5,774)
Deposits with Internal Revenue Service	(7,123)	—
Accounts payable and other liabilities	8,260	5,744
Deferred income	63,614	42,631
Income taxes	9,188	15,188

Net cash provided by operating activities	59,391	47,647

INVESTING ACTIVITIES
Capital expenditures	(37,107)	(37,981)
Acquisition of business, net of cash acquired	(87,002)	—
Proceeds from affiliate	67	—
Proceeds from short-term investments	83,250	41,300
Purchases of short-term investments	(5,450)	(2,250)
Other, net	(8)	(781)

Net cash (used in) provided by investing activities	(46,250)	288

FINANCING ACTIVITIES
Proceeds under credit facility	65,000	20,000
Payment of long-term debt	(28,452)	(1,126)
Exercise of Class A common stock options	256	—
Reacquisition of previously issued common stock	(11,000)	(50,000)

Net cash provided by (used in) financing activities	25,804	(31,126)

Net increase in cash and cash equivalents	38,945	16,809
Cash and cash equivalents at beginning of period	59,681	57,316

Cash and cash equivalents at end of period	$98,626	$74,125

     See accompanying notes.

International Speedway Corporation
Notes to Consolidated Financial Statements
February 29, 2008
(Unaudited)
1. Basis of Presentation
The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States but do not include all of the information and disclosures required for complete financial statements. The balance sheet at November 30, 2007, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest annual report on Form 10-K for International Speedway Corporation and its wholly owned subsidiaries (the “Company”). In management’s opinion, the statements include all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature.
Unless indicated otherwise, all disclosures in the notes to the consolidated financial statements relate to continuing operations.
Starting in fiscal 2008, entitlement of two of the National Association for Stock Car Auto Racing’s (“NASCAR”) premiere series has changed. The NASCAR NEXTEL Cup Series became the NASCAR Sprint Cup Series and the NASCAR Busch Series became the NASCAR Nationwide Series. Throughout this document, the naming convention for these series is consistent with the branding in fiscal 2008.
Reclassifications. Certain prior year amounts in the Consolidated Statements of Operations have been reclassified to conform to the current year presentation.
Because of the seasonal concentration of racing events, the results of operations for the three months ended February 28, 2007 and February 29, 2008 are not indicative of the results to be expected for the year.
2. New Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of income tax positions taken or expected to be taken on a tax return. Also, FIN 48 provides guidance on de-recognition, classification, interest and penalties, disclosure, and transition. See Note 10 for a discussion of the Company’s adoption of this interpretation in the first quarter of fiscal 2008.
In September 2006 the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” which establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company’s adoption of this statement in the first quarter of fiscal 2008 did not have an impact on its financial position and results of operations.
In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 gives companies the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has elected not to measure eligible items at fair value and, as such, the adoption of this statement in the first quarter of fiscal 2008 did not have an impact on its financial position and results of operations.

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
In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51.” SFAS No. 160 changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently evaluating the potential impact that the adoption of this statement will have on its financial position and results of operations and will adopt the provisions of this statement in fiscal 2010.
3. Accounting Adjustment
During the quarter ended February 29, 2008, the Company recorded a non-cash charge totaling approximately $3.8 million, or $0.07 per diluted share, to correct the carrying value amount of certain other assets. This adjustment was recorded as a reduction of interest income in the consolidated statement of operations. The Company believes the adjustment is not material to its consolidated financial statements for the years ended November 30, 2005, 2006 and 2007. The Company does not expect it to be material to its consolidated financial statements as of and for the year ended November 30, 2008. In accordance with Staff Accounting Bulletin 108, the Company considered qualitative and quantitative factors, including the income from continuing operations it reported in each of the prior years and expect to report for the current year, the non-cash nature of the adjustment and its substantial shareholders’ equity at the end of each of the prior years.
Due to the tax exempt nature of this adjustment to interest income and other the Company’s effective income tax rate increased from the statutory income rate to approximately 41.6 percent for the three months ended February 29, 2008.

4. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended February 28, 2007 and February 29, 2008 (in thousands, except share amounts):

	Three Months Ended
	February 28,	February 29,
	2007	2008
Basic and diluted:
Income from continuing operations	$35,839	$36,242
Loss from discontinued operations	(20)	(31)

Net income	$35,819	$36,211

Basic earnings per share denominator:
Weighted average shares outstanding	53,093,944	50,928,554

Basic earnings per share:
Income from continuing operations	$0.67	$0.71
Loss from discontinued operations	—	—

Net income	$0.67	$0.71

Diluted earnings per share denominator:
Weighted average shares outstanding	53,093,944	50,928,554
Common stock options	18,763	2,386
Contingently issuable shares	103,697	107,139

Diluted weighted average shares outstanding	53,216,404	51,038,079

Diluted earnings per share:
Income from continuing operations	$0.67	$0.71
Loss from discontinued operations	—	—

Net income	$0.67	$0.71

Anti-dilutive shares excluded in the computation of diluted earnings per share	46,764	175,915

5. Discontinued Operations and Impairment of Long-Lived Assets
Nazareth Speedway
After the completion of Nazareth Speedway’s (“Nazareth”) fiscal 2004 events the Company suspended indefinitely its major motorsports event operations. The NASCAR Nationwide Series and Indy Racing League (“IRL”) IndyCar Series events, then conducted at Nazareth, were realigned to other motorsports entertainment facilities within the Company’s portfolio. The property, on which Nazareth Speedway is located, continues to be marketed for sale and the Company is confident that, on a timely basis, it will agree to terms with a buyer. For all periods presented, the results of operations of Nazareth are presented as discontinued operations.
Staten Island Property
In connection with the Company’s search for a site for a major motorsports entertainment facility in the New York metropolitan area its then majority-owned subsidiary, 380 Development, LLC, purchased a total 676 acres located in the New York City borough of Staten Island in early fiscal 2005. In December 2006, the Company announced its decision to discontinue pursuit of the speedway development on Staten Island. The Company ceased fill operations while it addressed certain issues the New York Department of Environmental Conservation (“DEC”) and the New York City Department of Sanitation (“DOS”) raised, including the presence of, and potential need to remediate, fill containing constituents above regulatory thresholds. In May 2007, the Company entered into a Consent Order with DEC to resolve the issues surrounding these fill operations and the prior placement of fill at the site that contained constituents above regulatory thresholds. The Consent Order requires the Company to remove non-compliant fill pursuant to the comprehensive fill removal plan. The Company commenced fill removal activities in September 2007, and it expects the fill removal to be complete in the second quarter of fiscal 2008. The Consent Order also required the Company to pay a penalty to DEC of $562,500, half of which was paid in May 2007 and the other half of which has been suspended so long as it complies with the terms of the Consent Order. In the first quarter of fiscal 2008 the Company accrued an additional approximately $403,000 attributable to the ongoing fill removal process, which has been recognized as an Impairment of Long-lived Assets in its consolidated statements of operations. The Company continues to evaluate the existence of other responsible parties and potential recoveries from such parties, if any. The Company expects to resume fill operations within the next several months after complying with the Consent Order and once other appropriate regulatory approvals are obtained. The property is currently marketed for sale and the Company is confident that, on a timely basis, it will agree to terms with a buyer.
6. Equity Investments
Summarized financial information on the Company’s equity investments for the three months ended February 28, 2007 and February 29, 2008, are as follows (in thousands):

	Three Months Ended
	February 28,	February 29,
	2007	2008

Net sales	$50,976	$60,333
Gross profit	12,880	19,306
Operating (loss) income	(8,857)	3,426
Net (loss) income	(9,277)	3,588
7. Goodwill and Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of the major classes of intangible assets relating to the Motorsports Event segment are as follows (in thousands):

	November 30, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Customer database	$500	$300	$200
Food, beverage and merchandise contracts	251	203	48

Total amortized intangible assets	751	503	248
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	923	—	923

Total non-amortized intangible assets	178,736	—	178,736

Total intangible assets	$179,487	$503	$178,984

	February 29, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Customer database	$500	$325	$175
Food, beverage and merchandise contracts	251	214	37

Total amortized intangible assets	751	539	212
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	923	—	923

Total non-amortized intangible assets	178,736	—	178,736

Total intangible assets	$179,487	$539	$178,948

The following table presents current and expected amortization expense of the existing intangible assets as of February 29, 2008 for each of the following periods (in thousands):

Amortization expense for the three months ended February 29, 2008	$36

Estimated amortization expense for the year ending November 30:
2008	$143
2009	101
2010	1
2011	1
2012	1
There were no changes in the carrying value of goodwill during the three months ended February 29, 2008.
8. Long-Term Debt
Long-term debt consists of the following (in thousands):

	November 30,	February 29,
	2007	2008

4.2 percent Senior Notes	$150,534	$150,438
5.4 percent Senior Notes	149,928	149,931
4.9 percent Bank Loan	2,973	2,865
6.3 percent Bank Loan	54	—
5.8 percent Revenue Bonds	2,289	2,236
6.8 percent Revenue Bonds	5,200	4,290
TIF bond debt service funding commitment	66,569	66,588
2006 Credit facility	—	20,000

	377,547	396,348
Less: current portion	2,538	2,553

	$375,009	$393,795

On April 23, 2004, the Company completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, the Company completed an offer to exchange these unsecured senior notes for registered senior notes with substantially identical terms (“2004 Senior Notes”). At February 29, 2008, outstanding 2004 Senior Notes totaled approximately $300.4 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 4.2 percent and are due April 2009 (“4.2 percent Senior Notes”), and $150.0 million principal amount unsecured senior notes, which bear interest at 5.4 percent and are due April 2014. The 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at the option of the Company, at any time or from time to time at redemption prices as defined in the indenture. The Company’s subsidiaries are guarantors of the 2004 Senior Notes. The 2004 Senior Notes also contain various restrictive covenants. Total gross proceeds from the sale of the 2004 Senior Notes were $300.0 million, net of discounts of approximately $431,000 and approximately $2.6 million of deferred financing fees. The deferred financing fees are being treated as additional interest expense and amortized over the life of the 2004 Senior Notes on a straight-line method, which approximates the effective yield method. In March 2004, the Company entered into interest rate swap agreements to effectively lock in the interest rate on approximately $150.0 million of the 4.2 percent Senior Notes. The Company terminated these interest rate swap agreements on April 23, 2004 and received approximately $2.2 million, which is being amortized over the life of the 4.2 percent Senior Notes.
In connection with the Company’s February 2, 2007, acquisition of the 62.5 percent ownership interest in Raceway Associates, LLC (“Raceway Associates”) it did not previously own, it assumed approximately $39.7 million in third party debt, consisting of three bank term loans and two revenue bonds payable. The first bank term loan (“Chicagoland Term Loan”) was a construction loan for the development of Chicagoland Speedway (“Chicagoland”) with principal outstanding at the date of acquisition of approximately $28.4 million. The Company paid the remaining principal and accrued interest on the Chicagoland Term Loan subsequent to the acquisition in February 2007. The second bank term loan (“4.9 percent Bank Loan”) consists of a construction and mortgage note with principal outstanding at the date of acquisition of approximately $3.3 million, original 20 year term due June 2018, with a current interest rate of 4.9 percent and a monthly payment of $48,000 principal and interest. The interest rate and monthly payments will be adjusted on June 1, 2008, and 2013. At February, 2008, outstanding principal on the 4.9 percent Bank Loan was approximately $2.9 million. The third bank term loan (“6.3 percent Bank Loan”) consists of a mortgage note with principal outstanding at the date of acquisition of approximately $271,000, original five year term due which matured and was fully paid in February, 2008. The first revenue bonds payable (“5.8 percent Revenue Bonds”) consist of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements with principal outstanding at the date of acquisition of approximately $2.5 million. The 5.8 percent Revenue Bonds have an initial interest rate of 5.8 percent and a monthly payment of $29,000 principal and interest. The interest rate will be adjusted on June 1, 2008 and will continue until maturity in June 2018. At February 29, 2008, outstanding principal on the 5.8 percent Revenue Bonds was approximately $2.2 million. The second revenue bonds payable (“6.8 percent Revenue Bonds”) are special service area revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements with principal outstanding at the date of acquisition of approximately $5.2 million. The 6.8 percent Revenue Bonds are billed and paid as a special assessment on real estate taxes. Interest payments are due on a semi-annual basis at 6.8 percent with principal payments due annually. Final maturity of the 6.8 percent Revenue Bonds is January 2012. At February 29, 2008, outstanding principal on the 6.8 percent Revenue Bonds was approximately $4.3 million.
In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”), issued approximately $71.3 million in taxable special obligation revenue (“TIF”) bonds in connection with the financing of construction of Kansas Speedway. At February 29, 2008, outstanding TIF bonds totaled approximately $66.6 million, net of the unamortized discount, which is comprised of a $17.9 million principal amount, 6.2 percent term bond due December 1, 2017 and $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly-owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation. The bond financing documents contain various restrictive covenants.
The Company currently has a $300.0 million revolving credit facility (“2006 Credit Facility”) which contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions. The 2006 Credit Facility is scheduled to mature in June 2011, and accrues interest at LIBOR plus 30.0-80.0 basis points, based on the Company’s highest debt rating as determined by specified rating agencies. The 2006 Credit Facility contains various restrictive covenants. At February 29, 2008, there was $20.0 million outstanding under the 2006 Credit Facility. In March 2008, the Company repaid the $20.0 million in borrowings under the 2006 Credit Facility.
Total interest expense from continuing operations incurred by the Company was approximately $4.0 million and $3.6 million for the three months ended February 28, 2007 and February 29, 2008, respectively. Total interest capitalized for the three months ended February 28, 2007 and February 29, 2008, was approximately $1.2 million and $1.5 million, respectively.
Financing costs of approximately $5.7 million and $5.5 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2007 and February 29, 2008, respectively. These costs are being amortized on a straight line method, which approximates the effective yield method, over the life of the related financing.
9. Capital Stock
Stock Purchase Plan
In fiscal 2007 the Company began implementing a share repurchase program (“Stock Purchase Plan 1”) under which it is authorized to purchase up to $150.0 million of its outstanding Class A common shares through November 30, 2008. In February 2008 the Company announced that its Board of Directors had authorized an incremental $100.0 million share repurchase program (“Stock Purchase Plan 2”). Stock Purchase Plan 1 and Stock Purchase Plan 2 are collectively described as the “Stock Purchase Plans.” The Stock Purchase Plans allow the Company to purchase up to $250.0 million of its outstanding Class A common shares. The timing and amount of any shares repurchased under the Stock Purchase Plans will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plans may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates. Since inception of the Stock Purchase Plans through February 29, 2008, the Company has purchased 2,838,840 shares of its Class A common shares, for a total of approximately $131.0 million. Included in these totals are the purchases of 1,196,726 shares of its Class A common shares during the three months ended February 29, 2008, at an average cost of approximately $41.78 per share (including commissions), for a total of approximately $50.0 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At February 29, 2008, the Company has approximately $119.0 million remaining under the current Stock Purchase Plans.
10. Income Taxes
In June 2006, the FASB issued FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attributes for financial statement disclosure of income tax positions taken or expected to be taken on a tax return. Also, FIN 48 provides guidance on de-recognition, classification, interest and penalties, disclosure, and transition. Effective December 1, 2007, the Company has adopted the provisions of FIN 48 and there was no material effect on the financial statements. As a result, there was no cumulative effect related to adopting FIN 48. However, certain amounts have been reclassified in the statement of financial position in order to comply with the requirements of the statement.
As of December 1, 2007, the Company has a total liability of approximately $156.3 million for uncertain tax positions, inclusive of tax, interest, and penalties. Of this amount, approximately $130.0 million represents income tax liability for uncertain tax positions related to various federal and state income tax matters, primarily the tax depreciation issue currently under examination. If the accrued liability was de-recognized, approximately $2.5 million of taxes would impact the Company’s consolidated statement of operations as a reduction to its effective tax rate. Included in the balance sheet at December 1, 2007 are approximately $127.5 million of items of which, under existing tax laws, the ultimate deductibility is certain but for which the timing of the deduction is uncertain. Because of the impact of deferred income tax accounting, a deduction in a subsequent period would result in a deferred tax asset. Accordingly, upon de-recognition, the tax benefits associated with the reversal of these timing differences would have no impact, except for related interest and penalties, on the Company’s effective income tax rate. For the three months ended February 29, 2008, the accrued tax liability for uncertain tax positions increased by approximately $2.8 million, of which approximately $0.2 million impacted the effective rate.

The Company recognizes interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. As of December 1, 2007, the Company has accrued approximately $25.7 million of interest and $0.6 million of penalties related to uncertain tax positions. As of February 29, 2008, the total amounts for accrued interest and penalties were approximately $26.4 million and $0.6 million, respectively. As of December 1, 2007 and February 29, 2008, if the accrued interest was de-recognized, approximately $15.6 million and $16.1 million, respectively, would impact the Company’s consolidated statement of operations as a reduction to its effective tax rate.
The Company is subject to taxation in the US and various state jurisdictions and subject to examination by those authorities for the tax years ending November 30, 1999 and forward. We are currently under the appeal process of the examination by the Internal Revenue Service (the “Service”) for the tax years ending November 30, 1999 to November 30, 2005. It is possible that this appeal process will conclude in the next three to 12 months. Therefore, it is possible a reduction in the accrued liabilities for uncertain tax positions may occur; however, quantification of an estimated range cannot be made at this time.
11. Related Party Disclosures and Transactions
All of the racing events that take place during the Company’s fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association, the American Motorcyclist Association, the Automobile Racing Club of America, the American Sportbike Racing Association — Championship Cup Series, Grand American Road Racing Association, Historic Sportscar Racing, IRL, NASCAR, the National Hot Rod Association, the Porsche Club of America, the Sports Car Club of America, the Sportscar Vintage Racing Association, the United States Auto Club and the World Karting Association. NASCAR, which sanctions some of the Company’s principal racing events, is controlled by members of the France Family Group which, in turn, controls in excess of 66.0 percent of the combined voting power of the outstanding stock of the Company. Additionally, some members of the France Family Group serve as directors and officers of the Company. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR from continuing operations for disbursement to competitors, which are exclusive of NASCAR sanction fees, totaled approximately $28.9 million and $29.4 million for the three months ended February 28, 2007 and February 29, 2008, respectively. There were no prize and point fund monies paid by the Company to NASCAR related to the discontinued operations for the three months ended February 28, 2007 and February 29, 2008.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire NASCAR Sprint Cup, Nationwide and Craftsman Truck series schedules. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR Sprint Cup, Nationwide and Craftsman Truck series event. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Sprint Cup, Nationwide and Craftsman Truck series event as a component of its sanction fees and remits the remaining 90.0 percent to the event promoter. The event promoter pays 25.0 percent of the gross broadcast rights fees allocated to the event as part of the previously discussed prize money paid to NASCAR for disbursement to competitors. The Company’s television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR Sprint Cup, Nationwide and Craftsman Truck series events conducted at its wholly-owned facilities were approximately $61.1 million and $63.0 million for the three months ended February 28, 2007 and February 29, 2008, respectively. There were no television broadcast and ancillary rights fees received from NASCAR related to discontinued operations during the three months ended February 28, 2007 and February 29, 2008.
12. Commitments and Contingencies
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At February 29, 2008, the Unified Government had approximately $3.2 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
The Company has guaranteed minimum royalty payments under certain agreements through December 2015, with a remaining maximum exposure at February 29, 2008, of approximately $12.5 million.
In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling $3.3 million at February 29, 2008. At February 29, 2008, there were no amounts drawn on the standby letters of credit.
As previously discussed, the Service is currently performing a periodic examination of the Company’s federal income tax returns for the years ended November 30, 1999 through 2005 and has challenged the tax depreciation treatment of a significant portion of its motorsports entertainment facility assets. In order to prevent incurring additional interest related to fiscal 2005 and prior, the Company has approximately $117.9 million on deposit with the Service as of February 29, 2008, which is classified as long-term assets in its consolidated financial statements. The Company’s deposits are not a payment of tax, and it will receive accrued interest on any of these funds ultimately returned to it. In June 2007 the Service commenced the administrative appeals process which is currently expected to take three to twelve months to complete. If the Company’s appeal is not resolved satisfactorily, it will evaluate all of its options, including litigation. The Company believes that its application of the federal income tax regulations in question, which have been applied consistently since their enactment and have been subjected to previous IRS audits, is appropriate, and it intends to vigorously defend the merits of its position. While an adverse resolution of these matters could result in a material negative impact on cash flow, including payment of taxes from amounts currently on deposit with the Service, the Company believes that it has provided adequate reserves related to these matters including interest charges through February 29, 2008, and, as a result, does not expect that such an outcome would have a material adverse effect on results of operations.
A small portion of the Company’s property in Daytona Beach, near its corporate headquarters is in the process of having certain contaminants remediated by a prior occupant of the property who has admitted causing the contamination and has assumed full liability for the remediation of the site. As previously reported, on January 25, 2008 the Company was notified that certain testing being performed in connection with this remediation indicated the possible presence of other contaminants that appeared to be unrelated to the ongoing remediation activities. The Company has since investigated, performed additional tests and determined that the other contaminants are not present on the subject property.
Current Litigation
The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation will have a material adverse effect on the Company’s financial condition or results of operations.
In addition to such routine litigation incident to its business, the Company remains a party to the Kentucky Speedway litigation described in its annual report on Form 10-K for the fiscal year ended November 30, 2007. There have been no material changes in the status of that litigation.

13. Segment Reporting
The following tables provide segment reporting of the Company for the three months ended February 28, 2007 and February 29, 2008 (in thousands):

	Three Months Ended February 28, 2007
	Motorsports	All
	Event	Other	Total

Revenues	$176,257	$9,979	$186,236
Depreciation and amortization	13,968	3,939	17,907
Operating income (loss)	67,235	(1,465)	65,770
Capital expenditures	23,762	13,345	37,107
Total assets	1,830,336	287,355	2,117,691
Equity investments	129,623	—	129,623

	Three Months Ended February 29, 2008
	Motorsports	All
	Event	Other	Total

Revenues	$184,145	$11,013	$195,158
Depreciation and amortization	15,115	2,202	17,317
Operating income	65,930	997	66,927
Capital expenditures	28,029	9,952	37,981
Total assets	1,784,676	258,778	2,043,454
Equity investments	78,781	—	78,781
Intersegment revenues were approximately $1.4 million and $1.3 million for the three months ended February 28, 2007 and February 29, 2008, respectively.
14. Condensed Consolidating Financial Statements
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
Included in the tables below, are condensed consolidating balance sheets as of November 30, 2007 and February 29, 2008, condensed consolidating statements of operations for the three months ended February 28, 2007 and February 29, 2008, and condensed consolidating statements of cash flows for the three months ended February 28, 2007 and February 29, 2008, of: (a) the Parent; (b) the guarantor subsidiaries; (c) elimination entries necessary to consolidate Parent with guarantor subsidiaries; and (d) the Company on a consolidated basis (in thousands).

	Condensed Consolidating Balance Sheet at November 30, 2007
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Current assets	$17,882	$163,062	$(21,118)	$159,826
Property and equipment, net	184,188	1,118,990	—	1,303,178
Advances to and investments in subsidiaries	2,971,213	1,011,557	(3,982,770)	—
Other assets	133,919	385,194	—	519,113

Total Assets	$3,307,202	$2,678,803	$(4,003,888)	$1,982,117

Current liabilities	$39,877	$166,992	$5,434	$212,303
Long-term debt	1,312,018	43,383	(980,392)	375,009
Deferred income taxes	58,633	155,476	—	214,109
Other liabilities	—	21,608	—	21,608
Total shareholders’ equity	1,896,674	2,291,344	(3,028,930)	1,159,088

Total Liabilities and Shareholders’ Equity	$3,307,202	$2,678,803	$(4,003,888)	$1,982,117

	Condensed Consolidating Balance Sheet at February 29, 2008
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Current assets	$41,635	$208,016	$(34,818)	$214,833
Property and equipment, net	34,152	1,276,651	—	1,310,803
Advances to and investments in subsidiaries	2,960,380	897,532	(3,857,912)	—
Other assets	130,690	387,128	—	517,818

Total Assets	$3,166,857	$2,769,327	$(3,892,730)	$2,043,454

Current liabilities	$44,320	$167,195	$32,956	$244,471
Long-term debt	1,217,902	28,327	(852,434)	393,795
Deferred income taxes	(77,298)	155,475	—	78,177
Other liabilities	159,836	20,939	—	180,775
Total shareholders’ equity	1,822,097	2,397,391	(3,073,252)	1,146,236

Total Liabilities and Shareholders’ Equity	$3,166,857	$2,769,327	$(3,892,730)	$2,043,454

	Condensed Consolidating Statement of Operations
	For The Three Months Ended February 28, 2007
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Total revenues	$367	$237,193	$(52,700)	$184,860
Total expenses	9,881	161,909	(52,700)	119,090
Operating (loss) income	(9,514)	75,284	—	65,770
Interest and other (expense) income, net	649	5,829	(13,477)	(6,999)
(Loss) income from continuing operations	(20,721)	70,037	(13,477)	35,839
Net (loss) income	(20,721)	70,017	(13,477)	35,819

	Condensed Consolidating Statement of Operations
	For The Three Months Ended February 29, 2008
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Total revenues	$525	$247,599	$(54,265)	$193,859
Total expenses	9,567	171,630	(54,265)	126,932
Operating (loss) income	(9,042)	75,969	—	66,927
Interest and other (expense) income, net	(962)	9,841	(13,738)	(4,859)
(Loss) income from continuing operations	(25,514)	75,494	(13,738)	36,242
Net (loss) income	(25,514)	75,463	(13,738)	36,211

	Condensed Consolidating Statement of Cash Flows
	For The Three Months Ended February 28, 2007
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$407	$90,897	$(31,913)	$59,391
Net cash used in investing activities	(24,566)	(53,597)	31,913	(46,250)
Net cash provided by (used in) financing activities	54,256	(28,452)	—	25,804

	Condensed Consolidating Statement of Cash Flows
	For The Three Months Ended February 29,2008
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(10,943)	$31,111	$27,479	$47,647
Net cash provided by (used in) investing activities	45,343	(17,576)	(27,479)	288
Net cash used in financing activities	(30,000)	(1,126)	—	(31,126)

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
Direct expenses include (i) prize and point fund monies and National Association for Stock Car Auto Racing (“NASCAR”) sanction fees, (ii) motorsports related expenses, which include labor, advertising, costs of competition paid to sanctioning bodies other than NASCAR and other expenses associated with the promotion of all of our motorsports events and activities, and (iii) food, beverage and merchandise expenses, consisting primarily of labor and costs of goods sold.
Starting in fiscal 2008, entitlement of two of NASCAR’s premiere series has changed. The NASCAR NEXTEL Cup Series became the NASCAR Sprint Cup Series and the NASCAR Busch Series became the NASCAR Nationwide Series. Throughout this document, the naming convention for these series is consistent with the branding in fiscal 2008.
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
NASCAR contracts directly with certain network providers for television rights to the entire NASCAR Sprint Cup, Nationwide and Craftsman Truck series schedules. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR Sprint Cup, Nationwide and Craftsman Truck series event. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Sprint Cup, Nationwide and Craftsman Truck series event as a component of its sanction fees and remits the remaining 90.0 percent to the event promoter. The event promoter pays 25.0 percent of the gross broadcast rights fees allocated to the event as part of awards to the competitors.
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
Discontinued Operations
Nazareth Speedway
After the completion of Nazareth Speedway’s (“Nazareth”) fiscal 2004 events we suspended indefinitely its major motorsports event operations. The NASCAR Nationwide Series and IRL IndyCar Series events, then conducted at Nazareth, were realigned to other motorsports entertainment facilities within our portfolio. The property, on which Nazareth Speedway is located, continues to be marketed for sale and we are confident that, on a timely basis, we will agree to terms with a buyer. For all periods presented, the results of operations of Nazareth are presented as discontinued operations.
Impairment of Long-Lived Assets
Staten Island Property
In connection with our search for a site for a major motorsports entertainment facility in the New York metropolitan area our then majority-owned subsidiary, 380 Development, LLC (“380 Development”), purchased a total 676 acres located in the New York City borough of Staten Island in early fiscal 2005. In December 2006, we announced our decision to discontinue pursuit of the speedway development on Staten Island. We ceased fill operations while we addressed certain issues the New York Department of Environmental Conservation (“DEC”) and the New York City Department of Sanitation (“DOS”) raised, including the presence of, and potential need to remediate, fill containing constituents above regulatory thresholds. In May 2007, we entered into a Consent Order with DEC to resolve the issues surrounding these fill operations and the prior placement of fill at the site that contained constituents above regulatory thresholds. The Consent Order requires us to remove non-compliant fill pursuant to the comprehensive fill removal plan. We commenced fill removal activities in September 2007, and we expect the fill removal to be complete in the second quarter of fiscal 2008. The Consent Order also required us to pay a penalty to DEC of $562,500, half of which was paid in May 2007 and the other half of which has been suspended so long as we comply with the terms of the Consent Order. In the first quarter of fiscal 2008 we accrued an additional approximately $403,000 attributable to the ongoing fill removal process, which has been recognized as an Impairment of Long-lived Assets in our consolidated statements of operations. We continue to evaluate the existence of other responsible parties and potential recoveries from such parties, if any. We expect to resume fill operations within the next several months after complying with the Consent Order and once other appropriate regulatory approvals are obtained. The property is currently marketed for sale and we are confident that, on a timely basis, we will agree to terms with a buyer.
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
Equity and Other Investments
Motorsports Authentics
In the fourth quarter of fiscal 2005 we partnered with SMI in a 50/50 joint venture, SMISC, LLC, which, through its wholly-owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics. During the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006, Motorsports Authentics acquired Team Caliber and Action Performance, Inc., respectively, and became a leader in design, promotion, marketing and distribution of motorsports licensed merchandise. Motorsports Authentics made significant progress towards improving its business operations. To accelerate this improvement and more effectively position itself for long-term success it hired a new President and Chief Executive Officer in June 2007. Under this new leadership, Motorsports Authentics is making important changes to the business and is executing its plans for fiscal 2008.
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
We continue to believe the sale of licensed merchandise represents a significant opportunity in the sport and are confident that the current management at Motorsports Authentics has developed a solid plan for the future. Our 50.0 percent portion of Motorsports Authentics’ results was equity in net income of approximately $1.8 million for the first fiscal quarter of 2008 as compared to equity in net loss of approximately $3.4 million for the same period of the prior year. While we are encouraged with the fiscal 2008 year-to-date results, this trend may not be indicative of the results for the year as the sale of licensed merchandise, like other areas of our business, is vulnerable to multiple risks including inclement weather and economic trends impacting consumer discretionary spending.
Stock Purchase Plan
In fiscal 2007 we began implementing a share repurchase program (“Stock Purchase Plan 1”) under which we are authorized to purchase up to $150.0 million of our outstanding Class A common shares through November 30, 2008. In February 2008 we announced that our Board of Directors had authorized an incremental $100.0 million share repurchase program (“Stock Purchase Plan 2”). Stock Purchase Plan 1 and Stock Purchase Plan 2 are collectively described as the “Stock Purchase Plans.” The Stock Purchase Plans allow us to purchase up to $250.0 million of our outstanding Class A common shares. The timing and amount of any shares repurchased under the Stock Purchase Plans will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plans may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates. Since inception of the Stock Purchase Plans through February 29, 2008, we have purchased 2,838,840 shares of our Class A common shares, for a total of approximately $131.0 million. Included in these totals are the purchases of 1,196,726 shares of our Class A common shares during the three months ended February 29, 2008, at an average cost of approximately $41.78 per share (including commissions), for a total of approximately $50.0 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At February 29, 2008, we have approximately $119.0 million remaining under the current Stock Purchase Plans.
Accounting Adjustment
During the quarter ended February 29, 2008, we recorded a non-cash charge totaling approximately $3.8 million, or $0.07 per diluted share, to correct the carrying value amount of certain other assets. This adjustment was recorded as a reduction of interest income in the consolidated statement of operations. We believe the adjustment is not material to our consolidated financial statements for the years ended November 30, 2005, 2006 and 2007. We do not expect it to be material to our consolidated financial statements as of and for the year ended November 30, 2008. In accordance with Staff Accounting Bulletin 108, we considered qualitative and quantitative factors, including the income from continuing operations it reported in each of the prior years and expect to report for the current year, the non-cash nature of the adjustment and our substantial shareholders’ equity at the end of each of the prior years.
Due to the tax exempt nature of this adjustment to interest income and other our effective income tax rate increased from the statutory income rate to approximately 41.6 percent for the three months ended February 29, 2008.
Future Trends in Operating Results
Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction events at our facilities, particularly with NASCAR, whose sanctioned events at our wholly-owned facilities accounted for approximately 85.8 percent of our revenues in fiscal 2007. In January 2003, NASCAR announced it would entertain and discuss proposals from track operators regarding potential realignment of NASCAR NEXTEL Cup Series dates to more geographically diverse and potentially more desirable markets where there may be greater demand, resulting in an opportunity for increased revenues to the track operators. NASCAR approved realignments of certain NASCAR Sprint Cup and other events at our facilities for the 2004, 2005, 2006 and 2007 seasons. We believe that the realignments have provided, and will continue to provide, incremental net positive revenue and earnings as well as further enhance the sport’s exposure in highly desirable markets, which we believe benefits the sport’s fans, teams, sponsors and television broadcast partners as well as promoters. NASCAR has indicated that it is open to discussion regarding additional date realignments. We believe we are well positioned to capitalize on these future opportunities.
Starting in 2007, NASCAR entered into new combined eight-year agreements with FOX, ABC/ESPN, TNT and SPEED for the domestic broadcast and related rights for its Sprint Cup, Nationwide and Craftsman Truck series. The agreements total approximately $4.5 billion over the eight year period from 2007 through 2014. This results in an approximate $560.0 million gross average annual rights fee for the industry, a more than 40.0 percent increase over the previous contract average of $400.0 million annually. The industry rights fees were approximately $505.0 million for 2007, and will increase, on average, by approximately three percent per year through the 2014 season. The annual increase is expected to vary between two and four percent per year over the period. While the 2007 industry rights fees were less than the 2006 industry rights fees of approximately $576.0 million, in our opinion this should not overshadow the strategic importance and expected long-term benefits of the new contracts. NASCAR viewership remains strong, with NASCAR Sprint Cup events consistently the highest rated televised sporting events, second only to the National Football League. Over the past several years, there has been a shift of major sports programming from network to cable. The cable broadcasters can support a higher investment through subscriber fees not available to networks, which has resulted in increased rights fees for these sports properties. Cable, however, reaches far fewer households than network broadcasts. We view NASCAR’s decision to keep approximately two-thirds of its Sprint Cup Series event schedule on network television as important to the sport’s future growth. The structure should continue to drive increased fan and media awareness for all three racing series, which will help fuel our long-term attendance and corporate-related revenues. We also welcome the re-establishment of the sport’s broadcast relationship with ESPN, which we believe results in further exposure for NASCAR racing. First, we believe the NASCAR Nationwide Series has and will continue to significantly benefit from the improved continuity of its season-long presence on ESPN. In addition, we believe the sport as a whole benefits from the increased ancillary programming and nightly and weekly NASCAR-branded programming and promotions, similar to what ESPN does with the other major sports. The most significant benefit of the new contracts is the substantial increase in earnings and cash flow visibility for the entire industry over the contract period. Television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR Sprint Cup, Busch and Craftsman Truck series events conducted at our wholly-owned facilities under these agreements were approximately $61.3 million and $63.0 million for the three months ended February 28, 2007 and February 29, 2008, respectively.
As media rights revenues fluctuate so do the variable costs tied to the percentage of broadcast rights fees required to be paid to competitors as part of NASCAR Sprint Cup, Nationwide and Craftsman Truck series sanction agreements. NASCAR prize and point fund monies, as well as sanction fees (“NASCAR direct expenses”), are outlined in the sanction agreement for each event and are negotiated in advance of an event. As previously discussed, included in these NASCAR direct expenses are 25.0 percent of the gross domestic television broadcast rights fees allocated to our NASCAR Sprint Cup, Nationwide and Craftsman Truck series events, as part of prize and point fund money. These annually negotiated contractual amounts paid to NASCAR contribute to the support and growth of the sport of NASCAR stock car racing through payments to the teams and sanction fees paid to NASCAR. As such, we do not expect these costs to decrease in the future as a percentage of admissions and motorsports related income. We anticipate any operating margin improvement to come primarily from economies of scale and controlling costs in areas such as motorsports related and general and administrative expenses.
Economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates, may impact our ability to secure revenues from corporate marketing partnerships. However, we believe that our presence in key markets, impressive portfolio of events and attractive fan demographics are beneficial as we continue to pursue renewal and expansion of existing marketing partnerships and establish new corporate marketing partners. This has most recently been demonstrated by our multi-year, multi-facility official status agreement with Coca Cola and our first multi-year facility naming rights agreement between Auto Club of Southern California and our California facility. We believe that revenues from our corporate marketing partnerships will continue to grow over the long term, contributing to strong earnings and cash flow stability and predictability.
An important component of our operating strategy has been our long-standing practice of focusing closely on supply and demand regarding additional capacity at our facilities. We continually evaluate the demand for our most popular racing events in order to add capacity that we believe will provide an acceptable rate of return on invested capital. Through prudent expansion, we attempt to keep demand at a higher level than supply, which stimulates ticket renewals and advance sales. Advance ticket sales result in earlier cash flow and reduce the potential negative impact of actual and forecasted inclement weather on ticket sales. While we will join with sponsors to offer promotions to generate additional ticket sales, we avoid rewarding last-minute ticket buyers by discounting tickets. We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth than to capture short-term incremental revenue. In addition to weather, there are a number of factors that impact attendance at our events and related admissions and food, beverage and merchandise revenues, including demand in the marketplace and discretionary consumer spending trends affected by employment and other lifestyle and business conditions. Accordingly, we have instituted only modest increases in our weighted average ticket prices for fiscal 2008. Over the long term, we will continue to optimize capacity, as well as the pricing and packaging of our tickets and other products.
Since we compete with newer entertainment venues for patrons and sponsors, we will continue to evaluate opportunities to enhance our facilities, thereby producing additional revenue opportunities and improving the event experience for our guests. Major examples of these efforts include:
•	The infield renovation at Daytona that was completed for the start of the 2005 racing season. The Sprint FANZONE features numerous fan amenities and unique revenue generating opportunities, including garage walk-through areas, additional merchandise and concessions vending areas, waterfront luxury recreational vehicle parking areas, a large tunnel to accommodate team haulers and guest recreational vehicles in and out of the infield and other special amenities such as the infield’s signature structure, the Daytona 500 Club. In fiscal 2008 we are completing additions to the Sprint FANZONE as well as improvements to Daytona’s infield road course;

•	The fiscal 2005 renovation of Michigan International Speedway’s (“Michigan”) front stretch, including new ticket gates, new vendor and display areas, and several new concession stands, as well as the addition of club seats and luxury suites. In fiscal 2008 we are upgrading seating and sight lines in turn one;

•	The fiscal 2006 renovations and expansions at the Auto Club Speedway (formerly The California Speedway), where we renovated and expanded the facility’s front midway area. The new plaza features a full-service outdoor café with cuisine by celebrity chef Wolfgang Puck, in addition to a town center, retail store and concert stage. Other highlights include shade features, modified entry gates, expanded hospitality areas, radio broadcast locations, giant video walls, leisure areas and grass and water accents. This project was the direct result of fan feedback, and further demonstrates our commitment to providing a premium entertainment environment for our guests. In fiscal 2008, we are adding escalators to improve traffic flow to suites and tower seats as well as adding other fan amenities;

•	In fiscal 2006 we replaced approximately 14,000 grandstand seats behind turns three and four at Phoenix International Raceway with upgraded grandstands and luxury suites behind turn one which provided improved sightlines and a more premium seating and suite experience for our fans. We also added a 100-person premier club called Octane atop the turn one grandstands, which provided guests with an elite setting to experience racing in style;

•	We repaved Talladega’s 2.6 mile oval in fiscal 2006. Talladega’s racing surface had not been repaved since 1979, and we believe the newly paved racing surface enhanced the thrilling on-track competition;

•	In fiscal 2007, in connection with the construction of the three-tiered grandstand at Richmond International Raceway (“Richmond”), we completed a 700-person, members only Torque Club for individual fans looking to enjoy a race weekend in style or businesses seeking to entertain clients. The Torque Club also serves as a unique site for special events on non-race weekends throughout the year. Escalators to improve traffic flow to the new Torque Club and grandstand are being added in fiscal 2008;

•	For fiscal 2008, we are installing track lighting at Chicagoland as well as improving certain electrical infrastructure in certain camping areas;

•	For fiscal 2008, we are repaving Darlington Raceway (“Darlington”) and constructing a tunnel which will give improved access to the infield; and

•	For fiscal 2008, we are constructing new media centers at Watkins Glen International and Homestead-Miami Speedway which are expected to increase appeal to media content providers, sports journalists, racing team owners and drivers and others involved in the motorsports industry.
Our growth strategies include exploring ways to grow our businesses through acquisitions, developments and joint ventures. This has most recently been demonstrated through the acquisitions of the additional interests in Raceway Associates, LLC, owner and operator of Chicagoland Speedway and Route 66 Raceway, our Motorsports Authentics joint venture (see previous discussion of “Equity and Other Investments”) and our planned joint ventures with the Cordish Company (see “Future Liquidity”).
Current Litigation
From time to time, we are a party to routine litigation incidental to our business. We do not believe that the resolution of any or all of such litigation will have a material adverse effect on our financial condition or results of operations.
In addition to such routine litigation incident to our business, we remain a party to the Kentucky Speedway litigation described in our annual report on Form 10-K for the fiscal year ended November 27, 2007. There have been no material changes from the information previously reported.
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
Seasonality and Quarterly Results
We derive most of our income from a limited number of NASCAR-sanctioned races. As a result, our business has been, and is expected to remain, highly seasonal based on the timing of major racing events. For example, one of our NASCAR Sprint Cup races is traditionally held on the Sunday preceding Labor Day. Accordingly, the revenues and expenses for that race and/or the related supporting events may be recognized in either the fiscal quarter ending August 31 or the fiscal quarter ending November 30.
Future schedule changes as determined by NASCAR or other sanctioning bodies, as well as the acquisition of additional, or divestiture of existing, motorsports facilities could impact the timing of our major events in comparison to prior or future periods.
Because of the seasonal concentration of racing events, the results of operations for the three month periods ended February 28, 2007 and February 29, 2008 are not indicative of the results to be expected for the year.

Comparison of the Results for the Three Months Ended February 29, 2008 to the Results for the Three Months Ended February 28, 2007.
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended
	February 28,	February 29,
	2007	2008

	(Unaudited)
Revenues:
Admissions, net	29.9%	29.0%
Motorsports related	58.6	58.2
Food, beverage and merchandise	10.3	11.7
Other	1.2	1.1

Total revenues	100.0	100.0
Expenses:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	17.5	17.1
Motorsports related	16.7	18.2
Food, beverage and merchandise	5.9	6.6
General and administrative	14.7	14.3
Depreciation and amortization	9.7	8.9
Impairment of long-lived assets	—	0.4

Total expenses	64.5	65.5

Operating income	35.5	34.5
Interest income and other	0.7	(1.6)
Interest expense	(2.2)	(1.8)
Equity in net (loss) income from equity investments	(2.3)	0.9

Income from continuing operations before income taxes	31.7	32.0
Income taxes	12.4	13.3

Income from continuing operations	19.3	18.7
Loss from discontinued operations	—	—

Net income	19.3%	18.7%

Admissions revenue increased approximately $0.8 million, or 1.5 percent, during the three months ended February 29, 2008, as compared to the same period of the prior year. The increase for the three month period is attributable to the increase in attendance for certain events conducted during Speedweeks at Daytona supporting the 50th running of the sold out Daytona 500. The increase is substantially offset by a decrease in attendance related to certain NASCAR events conducted at Auto Club Speedway which were impacted by inclement weather.
Motorsports related revenue increased approximately $4.7 million, or 4.4 percent, during the three months ended February 29, 2008, as compared to the same period of the prior year. The increase for the three month period is primarily attributable to increased sponsorship and television broadcast and ancillary rights for our NASCAR Sprint Cup, Nationwide and Craftsman Truck series events conducted at Daytona and Auto Club Speedway. To a lesser extent Sprint FANZONE passes, hospitality and other race related revenues for events conducted at Daytona contributed to the increase.
Food, beverage and merchandise revenue increased approximately $3.5 million, or 18.4 percent, during the three months ended February 29, 2008, as compared to the same period of the prior year. The increase for the three month period is substantially due to the previously discussed increased attendance at events conducted during Speedweeks at Daytona and consists primarily of increased merchandise sales.

Prize and point fund monies and NASCAR sanction fees increased approximately $0.6 million, or 1.8 percent, during the three months ended February 29, 2008, as compared to the same period of the prior year. The increase is substantially due to the previously discussed increase in television broadcast rights fees for the NASCAR Sprint Cup, Nationwide and Craftsman Truck series events during the period as standard NASCAR sanctioning agreements require specific percentage of television broadcast rights fees to be paid to competitors.
Motorsports related expenses increased by approximately $4.7 million, or 15.4 percent, during the three months ended February 29, 2008, as compared to the same period of the prior year. The increase for the three month period is primarily attributable to events conducted during Speedweeks at Daytona, including substantial promotional and advertising expenses for the 50th running of the Daytona 500. To a lesser extent advertising and other race related expenses for events conducted at Auto Club Speedway contributed to the increase. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue increased to 20.9 percent for the three months ended February 29, 2008, as compared to 18.7 percent for the same period in the prior year. The margin decrease is primarily due to the previously discussed increased amount of promotional and advertising expenses associated with events conducted during the three month period.
Food, beverage and merchandise expense increased approximately $1.9 million, or 17.8 percent, during the three months ended February 29, 2008, as compared to the same period of the prior year. The increase for the three month period is primarily attributable to variable costs associated with the higher sales during Speedweeks events conducted at Daytona. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue decreased slightly to approximately 56.3 percent for the three months ended February 29, 2008, as compared to 56.6 percent for the same period in the prior year.
General and administrative expenses increased approximately $0.5 million, or 1.7 percent, during the three months ended February 29, 2008, as compared to the same period of the prior year. The increase in the three month period is primarily attributable to the full quarter of expenses relating to Chicagoland Speedway and Route 66 Raceway in fiscal 2008 as compared to only one month of such expenses in the same period of the prior year subsequent to the February 2, 2007 acquisition. Property taxes and other costs related to our ongoing business also contributed to the increase. Partially offsetting these increases was a reduction in legal fees. General and administrative expenses as a percentage of total revenues decreased slightly to approximately 14.3 percent for the three months ended February 29, 2008, as compared to 14.7 percent for the same period in the prior year. The increased margin during the three month period is primarily due to the previously discussed increases in revenues and reduction in legal fees partially offset by the increases in property taxes and other costs related to our ongoing business.
Depreciation and amortization expense decreased approximately $0.6 million, or 3.3 percent, during the three months ended February 29, 2008, as a result of compared to the same period of the prior year. The first quarter of fiscal 2007 included approximately $2.6 million additional accelerated depreciation on certain buildings on our Daytona Beach campus as compared to approximately $0.5 million of comparable accelerated depreciation in the first quarter of fiscal 2008 (see our Daytona Live! discussion in “Future Liquidity”). Partially offsetting this decrease was a full quarter of depreciation relating to Chicagoland Speedway and Route 66 Raceway in fiscal 2008 as compared to only one month of such depreciation in the same period of the prior year subsequent to the February 2, 2007 acquisition.
The impairment of long-lived assets is primarily attributable to an increase in the estimated costs of fill removal related to our Staten Island property. To a lesser extent, certain other long-lived asset impairments also contributed to the charge. See discussion under “Future Liquidity — Speedway Developments.”
Interest income and other decreased by approximately $4.4 million during the three months ended February 29, 2008, as compared to the same period of the prior year. The decrease is substantially due to the previously discussed non-cash charge of $3.8 million, or $0.07 per diluted share, to correct the carrying value of certain other assets. To a lesser extent, lower average cash and short-term investment balances slightly offset by higher yields on investment balances contributed to the decrease.
Interest expense decreased by approximately $0.4 million, or 11.1 percent, during the three months ended February 29, 2008, as compared to the same period of the prior year. The decrease is primarily due to higher capitalized interest and lower average borrowings on our credit facility in the current period.

Equity in net (loss) income from equity investments represents our 50.0 percent equity investment in SMISC, LLC and our pro rata share of the loss from our 37.5 percent equity investment in Raceway Associates prior to the acquisition of the remaining interest in February 2007. Because of the seasonal concentration of racing events, the results of operations for the three month periods ended February 28, 2007 and February 29, 2008, are not indicative of the results to be expected for the year.
Our effective income tax rate increased to approximately 41.6 percent for the three months ended February 29, 2008, as compared to 39.0 percent for the same respective period of the prior year. The increase is substantially a result of the tax exempt nature of the previously discussed non-cash charge to interest income and other during the first quarter of fiscal 2008.
As a result of the foregoing, our income from continuing operations increased from approximately $35.8 million to approximately $36.2 million, or 1.1 percent, during the three months ended February 29, 2008, as compared to the same period of the prior year.
The operations of Nazareth are presented as discontinued operations, net of tax, for all periods presented in accordance with SFAS No. 144.
As a result of the foregoing, net income increased from approximately $35.8 million, or $0.67 per diluted share, to approximately $36.2 million, or $0.71 per diluted share, during the three months ended February 29, 2008, as compared to the same period of the prior year. The increase in the earnings per diluted share is partially enhanced by the reduction in the weighted average shares outstanding as a result of the previously discussed stock repurchase program.
Liquidity and Capital Resources
General
We have historically generated sufficient cash flow from operations to fund our working capital needs and capital expenditures at existing facilities, payments of an annual cash dividend and more recently, to repurchase our shares under our Stock Purchase Plan. In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance of long-term debt, borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects. Our liquidity is primarily generated from our ongoing motorsports operations, and we expect our strong operating cash flow to continue in the future. In addition, as of February 29, 2008, we have approximately $280.0 million available to draw upon under our revolving credit facility, if needed. See “Future Liquidity” for additional disclosures relating to our credit facility and certain risks that may affect our near term operating results and liquidity.
During the quarter ended February 29, 2008, our significant cash flows items include the following:
•	net cash provided by operating activities totaled approximately $47.6 million;

•	capital expenditures totaling approximately 38.0 million;

•	proceeds from the net sales of short-term investments totaling approximately $39.1 million;

•	proceeds from our credit facility totaling approximately $20.0 million; and

•	reacquisition’s of previously issued common stock totaling approximately $50.0 million.
Capital Expenditures
Capital expenditures totaled approximately $38.0 million for the three months ended February 29, 2008, compared to approximately $37.1 million for the three months ended February 28, 2007. The capital expenditures during the three months ended February 29, 2008, related to the installation of lighting at Chicagoland, improvements at Darlington including a new tunnel and repaving of the racing surface, construction of certain buildings supporting our operations and administration functions in Daytona Beach, Florida, seats and club additions at Richmond, enhanced seating areas and a new premium recreational vehicle parking area at Michigan and a variety of other improvements and renovations to our facilities.

At February 29, 2008, we have approximately $55.0 million in capital projects currently approved for our existing facilities. These projects include the acquisition of land and land improvements at various facilities for expansion of parking, camping capacity and other uses, installation of lighting at Chicagoland, improvements at Darlington including a new tunnel and repaving of the racing surface, improvements at California to enhance the fan experience, including installation of escalators to improve fan traffic and mobility, and a variety of other improvements and renovations to our facilities that enable us to effectively compete with other sports venues for consumer and corporate spending.
As a result of these currently approved projects and anticipated additional approvals in fiscal 2008, we expect our total fiscal 2008 capital expenditures at our existing facilities will be approximately $90 million to $100 million, depending on the timing of certain projects.
We review the capital expenditure program periodically and modify it as required to meet current business needs.
Future Liquidity
Long-Term Obligations and Commitments
On April 23, 2004, we completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, we completed an offer to exchange the senior notes for registered senior notes with substantially identical terms (“2004 Senior Notes”). At February 29, 2008, outstanding 2004 Senior Notes totaled approximately $300.4 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 4.2 percent and are due April 2009, and $150.0 million principal amount unsecured senior notes, which bear interest at 5.4 percent and are due April 2014. The 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Our subsidiaries are guarantors of the 2004 Senior Notes.
In connection with our February 2, 2007, acquisition of the 62.5 percent ownership interest in Raceway Associates we did not previously own, we assumed approximately $39.7 million in third party debt, consisting of three bank term loans and two revenue bonds payable. The first bank term loan (“Chicagoland Term Loan”) was a construction loan for the development of Chicagoland with principal outstanding at the date of acquisition of approximately $28.4 million. We paid the remaining principal and accrued interest on the Chicagoland Term Loan subsequent to the acquisition in February 2007. The second bank term loan (“4.9 percent Bank Loan”) consists of a construction and mortgage note with principal outstanding at the date of acquisition of approximately $3.3 million, original 20 year term due June 2018, with a current interest rate of 4.9 percent and a monthly payment of $48,000 principal and interest. The interest rate and monthly payments will be adjusted on June 1, 2008, and 2013. At February 29, 2008, outstanding principal on the 4.9 percent Bank Loan was approximately $2.9 million. The third bank term loan (“6.3 percent Bank Loan”) consists of a mortgage note with principal outstanding at the date of acquisition of approximately $271,000, original five year term which matured and was fully paid in February 2008. The first revenue bonds payable (“5.8 percent Revenue Bonds”) consist of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements with principal outstanding at the date of acquisition of approximately $2.5 million. The 5.8 percent Revenue Bonds have an initial interest rate of 5.8 percent and a monthly payment of $29,000 principal and interest. The interest rate will be adjusted on June 1, 2008 and will continue until maturity in June 2018. At February 29, 2008, outstanding principal on the 5.8 percent Revenue Bonds was approximately $2.2 million. The second revenue bonds payable (“6.8 percent Revenue Bonds”) are special service area revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements with principal outstanding at the date of acquisition of approximately $5.2 million. The 6.8 percent Revenue Bonds are billed and paid as a special assessment on real estate taxes. Interest payments are due on a semi-annual basis at 6.8 percent with principal payments due annually. Final maturity of the 6.8 percent Revenue Bonds is January 2012. At February 29, 2008, outstanding principal on the 6.8 percent Revenue Bonds was approximately $4.3 million.
In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) issued approximately $71.3 million in TIF bonds in connection with the financing of construction of Kansas Speedway. At February 29, 2008, outstanding TIF bonds totaled approximately $66.6 million, net of the unamortized discount, which is comprised of a $17.9 million principal amount, 6.2 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by our wholly-owned subsidiary, Kansas Speedway Corporation. Principal (mandatory redemption) payments per the Funding Commitment are payable by Kansas Speedway Corporation on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. Kansas Speedway Corporation granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway’s boundaries and are not our obligation. Kansas Speedway Corporation has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At February 29, 2008, the Unified Government had approximately $3.2 million in 2002 STAR Bonds outstanding. Under a keepwell agreement, we have agreed to provide financial assistance to Kansas Speedway Corporation, if necessary, to support its guarantee of the 2002 STAR Bonds.
We currently have a $300.0 million revolving credit facility (“2006 Credit Facility”) which contains a feature that allows us to increase the credit facility to a total of $500.0 million, subject to certain conditions. The 2006 Credit Facility is scheduled to mature in June 2011, and accrues interest at LIBOR plus 30.0 — 80.0 basis points, based on our highest debt rating as determined by specified rating agencies. At February 29, 2008, there was $20.0 million outstanding under the 2006 Credit Facility. In March 2008, we repaid the $20.0 million in borrowings under the 2006 Credit Facility.
We have guaranteed minimum royalty payments under certain agreements through December 2015, with a remaining maximum exposure at February 29, 2008, of approximately $12.5 million.
Speedway Developments
In light of NASCAR’s publicly announced position regarding additional potential realignment of the NASCAR Sprint Cup Series schedule, we also believe there are potential development opportunities in other new, underserved markets across the country. As such, we have been and are exploring opportunities for public/private partnerships targeted to develop one or more motorsports entertainment facilities in new markets, including Denver, Colorado, the Northwest US and the New York Metropolitan area.
Daytona Live! Development
In May 2007, we announced we had entered into a 50/50 joint venture (the “Joint Venture”) with The Cordish Company (“Cordish”), one of the largest and most respected developers in the country, to explore a potential mixed-use entertainment destination development to be named Daytona Live!, on 71 acres we currently own. Located directly across International Speedway Boulevard (U.S. Highway 92) from our Daytona International Speedway motorsports entertainment facility, the acreage currently includes an office building which will house our corporate headquarters and certain offices of NASCAR. Preliminary conceptual designs call for a 200,000 square foot mixed-use retail/dining/entertainment area as well as a movie theater with up to 2,500-seats, a residential component and a 160-room hotel. The initial development is intended to include approximately 188,000 square feet of office space to house the headquarters of ISC, NASCAR, Grand American and their related businesses, and additional space for other tenants. Final design plans for the initial development are expected to be completed by the middle of 2008 and will incorporate the results of local market studies and further project analysis. The Joint Venture is hopeful to receive all necessary permitting and other approvals for the initial development in the next twelve months. The current estimated cost for the initial development is approximately $250.0 million. Both ISC and Cordish will contribute an equal amount of equity to the joint venture. We expect our contribution to range between $15.0 million and $20.0 million in cash, as well as land currently owned. The remainder of the project will be primarily privately financed by the Joint Venture. However, specific financing considerations for the Joint Venture are dependent on several factors including lease arrangements, availability of public incentives and overall market conditions. Lastly, if the Joint Venture proceeds with the project, it is expected that our existing office building, which is not fully depreciated, will be razed once the new office building is completed. We expect to recognize approximately $2.1 million, or $0.03 per diluted share, of additional depreciation during fiscal 2008.
Kansas Hotel and Casino Development
In April 2007, the Kansas State Legislature authorized four land-based casino licenses, including one for Wyandotte County. The Kansas Lottery Commission will act as the state’s casino owner and will recommend one or more managers to the Kansas Gaming Commission which has final approval in selecting the company to manage the one casino permitted under state law for Wyandotte County. In September 2007, our wholly owned subsidiary Kansas Speedway Development Corporation (“KSDC”) and The Cordish Company, with whom we have formed a joint venture to pursue this project, submitted a joint proposal to the Unified Government for the development of a casino, hotel and retail and entertainment project in Wyandotte County, on property adjacent to Kansas Speedway. As of December 13, 2007, the Unified Government has approved rezoning of 102 acres at Kansas Speedway to allow development of the proposed project and endorsed our proposal (among others) to the Kansas Lottery for further consideration in compliance with procedures originally established by the Kansas Lottery. The Lottery Commission is presently evaluating proposals for Wyandotte County casino projects and will then seek to negotiate management agreements with those managers it intends to recommend to the Gaming Commission. By statute, the timeline for this process would take between 150 and 270 days, with an outside completion date estimated to be October 2008. The initial development is expected to cost in excess of $670.0 million, and would be financed by the joint venture between KSDC and Cordish. In December 2007, the joint venture negotiated a memorandum of understanding with Hard Rock Hotel Holdings to brand the entertainment destination development as a Hard Rock Hotel & Casino.
Internal Revenue Service Examination
The Internal Revenue Service (the “Service”) is currently performing a periodic examination of our federal income tax returns for the years ended November 30, 1999 through 2005 and has challenged the tax depreciation treatment of a significant portion of our motorsports entertainment facility assets. In order to prevent incurring additional interest related to fiscal 2005 and prior, we have approximately $117.9 million on deposit with the Service as of February 29, 2008, which is classified as long-term assets in our consolidated financial statements. Our deposits are not a payment of tax, and we will receive accrued interest on any of these funds ultimately returned to it. In June 2007 the Service commenced the administrative appeals process which is currently expected to take three to twelve months to complete. If our appeal is not resolved satisfactorily, we will evaluate all of our options, including litigation. We believe that our application of the federal income tax regulations in question, which have been applied consistently since their enactment and have been subjected to previous IRS audits, is appropriate, and we intend to vigorously defend the merits of our position. While an adverse resolution of these matters could result in a material negative impact on cash flow, including payment of taxes from amounts currently on deposit with the Service, we believe that we have provided adequate reserves related to these matters including interest charges through February 29, 2008, and, as a result, do not expect that such an outcome would have a material adverse effect on results of operations.
Future Cash Flows
Our cash flow from operations consists primarily of ticket, hospitality, merchandise, catering and concession sales and contracted revenues arising from television broadcast rights and marketing partnerships. We believe that cash flows from operations, along with existing cash, cash equivalents, short-term investments and available borrowings under our 2006 Credit Facility, will be sufficient to fund:
•	operations and approved capital projects at existing facilities for the foreseeable future;

•	payments required in connection with the funding of the Unified Government’s debt service requirements related to the TIF bonds;

•	payments related to our existing debt service commitments;

•	payments for share repurchases under our Stock Purchase Plans;

•	any potential payments associated with our keepwell agreements;

•	any equity contributions in connection with the Daytona Live! and Kansas Hotel and Casino developments; and

•	any payment of tax that may ultimately occur as a result of the examination by the Service.
We remain interested in pursuing further development and/or acquisition opportunities (including the possible development of new motorsports entertainment facilities, such as the New York metropolitan area, the Northwest US, Denver and other areas), the timing, size and success, as well as associated potential capital commitments, of which are unknown at this time. Accordingly, a material acceleration of our growth strategy could require us to obtain additional capital through debt and/or equity financings. While we believe that adequate debt and equity financing will be available on satisfactory terms, we are vulnerable to macroeconomic factors that impact the availability of capital in corporate credit markets.
While we expect our strong operating cash flow to continue in the future, our financial results depend significantly on a number of factors relating to consumer and corporate spending, including economic conditions affecting consumer behavior and marketing dollars available from the motorsports industry’s principal sponsors. Consumer and corporate spending could be adversely affected by economic, security and other lifestyle conditions resulting in lower than expected future operating cash flows. General economic conditions were significantly and negatively impacted by the September 11, 2001 terrorist attacks and the war in Iraq and could be similarly affected by any future attacks or fear of such attacks, or by conditions resulting from other acts or prospects of war. Any future attacks or wars or related threats could also increase our expenses related to insurance, security or other related matters. Also, our financial results could be adversely impacted by a widespread outbreak of a severe epidemiological crisis. The items discussed above could have a singular or compounded material adverse affect on our financial success and future cash flow.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the three months ended February 29, 2008, there have been no material changes in our market risk exposures.
ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES
Subsequent to February 29, 2008, and prior to the filing of this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at February 29, 2008, and during the period prior to the filing of this report.
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

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
This report and the documents incorporated by reference may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify a forward-looking statement by our use of the words “anticipate,” “estimate,” “expect,” “may,” “believe,” “objective,” “projection,” “forecast,” “goal,” and similar expressions. These forward-looking statements include our statements regarding the timing of future events, our anticipated future operations and our anticipated future financial position and cash requirements. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. We previously disclosed in response to Item 1A to Part I of our report on Form 10-K for the fiscal year ended November 30, 2007 the important factors that could cause our actual results to differ from our expectations. Except as set forth below there have been no material changes to those risk factors.
We are subject to changing governmental regulations and legal standards that could increase our expenses
A small portion of our property in Daytona Beach, near our corporate headquarters is in the process of having certain constituents above permitted levels in Florida remediated by a prior occupant of the property who has admitted causing the contamination and has assumed full liability for the remediation of the site. On January 25, 2008 we learned that during certain tests requested by the Florida DEP, in connection with this remediation four monitoring wells appear to have constituents above permitted levels indicative of a gasoline spill. Additional tests specifically designed to look for these materials were performed which failed to provide confirmation of the results previously reported to us. At this point, we have concluded that these contaminants are not present on the subject property.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				(d) Maximum number
				of shares (or
				approximate dollar
			(c) Total number of	value of shares)
			shares purchased as	that may yet be
			part of publicly	purchased under the
	(a) Total number	(b) Average price	announced plans or	plans or programs
Period	of shares purchased	paid per share	programs	(in thousands)
December 1, 2007 — December 31, 2007	472,975	$42.29	472,975	$49,900
January 1, 2008 — January 31, 2008	365,424	41.05	365,424	34,000
February 1, 2008 — February 29, 2008	358,327	41.86	358,327	119,000

	1,196,726		1,196,726

In fiscal 2007 we began implementing a share repurchase program (“Stock Purchase Plan 1”) under which we are authorized to purchase up to $150.0 million of our outstanding Class A common shares through November 30, 2008. In February 2008 we announced that our Board of Directors had authorized an incremental $100.0 million share repurchase program (“Stock Purchase Plan 2”). Stock Purchase Plan 1 and Stock Purchase Plan 2 are collectively described as the “Stock Purchase Plans.” The Stock Purchase Plans allow us to purchase up to $250.0 million of our outstanding Class A common shares. The timing and amount of any shares repurchased under the Stock Purchase Plans will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plans may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates. Since inception of the Stock Purchase Plans through February 29, 2008, we have purchased 2,838,840 shares of our Class A common shares, for a total of approximately $131.0 million. Included in these totals are the purchases of 1,196,726 shares of our Class A common shares during the three months ended February 29, 2008, at an average cost of approximately $41.78 per share (including commissions), for a total of approximately $50.0 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule

10b5-1. At February 29, 2008, we have approximately $119.0 million remaining under the current Stock Purchase Plans.
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

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)
Date:	April 8, 2008	/s/ Daniel W. Houser
Daniel W. Houser, Vice President,
Chief Financial Officer, Treasurer