Form 10-Q
period 2008-05-31
INTERNATIONAL SPEEDWAY CORP
filed 2008-07-10
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class A Common Stock	28,192,064 shares	as of May 31, 2008
Class B Common Stock	21,444,416 shares	as of May 31, 2008

     PART I. FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30, 2007	May 31, 2008
	(Unaudited)
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$57,316	$81,096
Short-term investments	39,250	200
Receivables, less allowance of $1,200 in 2007 and 2008, respectively	46,860	72,364
Inventories	4,508	5,655
Deferred income taxes	1,345	1,476
Prepaid expenses and other current assets	10,547	17,570

Total Current Assets	159,826	178,361

Property and Equipment, net of accumulated depreciation of $410,192 and $439,372, respectively	1,303,178	1,327,147
Other Assets:
Equity investments	76,839	80,869
Intangible assets, net	178,984	178,912
Goodwill	118,791	118,791
Deposits with Internal Revenue Service	117,936	117,936
Other	26,563	25,108

	519,113	521,616

Total Assets	$1,982,117	$2,027,124

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$2,538	$152,901
Accounts payable	37,508	22,734
Deferred income	128,631	200,139
Income taxes payable	22,179	15,408
Other current liabilities	21,447	24,082

Total Current Liabilities	212,303	415,264

Long-Term Debt	375,009	223,264
Deferred Income Taxes	214,109	80,794
Long-Term Tax Liabilities	—	160,656
Long-Term Deferred Income	15,531	14,798
Other Long-Term Liabilities	6,077	5,931
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 30,010,422 and 28,028,972 issued and outstanding in 2007 and 2008, respectively	300	280
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 21,593,025 and 21,444,416 issued and outstanding in 2007 and 2008, respectively	216	214
Additional paid-in capital	621,528	532,618
Retained earnings	537,044	593,305

Total Shareholders’ Equity	1,159,088	1,126,417

Total Liabilities and Shareholders’ Equity	$1,982,117	$2,027,124

     See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION

Consolidated Statements of Operations

	Three Months Ended
	May 31, 2007	May 31, 2008
	(Unaudited)
	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$57,238	$53,432
Motorsports related	101,383	101,240
Food, beverage and merchandise	20,201	17,738
Other	2,130	2,527

	180,952	174,937
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	33,812	34,728
Motorsports related	38,254	38,688
Food, beverage and merchandise	12,052	11,747
General and administrative	31,496	28,269
Depreciation and amortization	21,241	17,436
Impairment of long-lived assets	9,076	1,150

	145,931	132,018

Operating income	35,021	42,919
Interest income and other	939	384
Interest expense	(3,700)	(3,294)
Equity in net (loss) income from equity investments	(294)	2,960

Income from continuing operations before income taxes	31,966	42,969
Income taxes	13,570	16,961

Income from continuing operations	18,396	26,008
Loss from discontinued operations, net of income tax benefits of $37 and $33	(6)	(36)

Net income	$18,390	$25,972

Basic earnings per share:
Income from continuing operations	$0.35	$0.52
Loss from discontinued operations	—	—

Net income	$0.35	$0.52

Diluted earnings per share:
Income from continuing operations	$0.35	$0.52
Loss from discontinued operations	—	—

Net income	$0.35	$0.52

Dividends per share	$0.10	$0.12

Basic weighted average shares outstanding	52,813,292	49,836,724

Diluted weighted average shares outstanding	52,923,911	49,927,320

     See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION

Consolidated Statements of Operations

	Six Months Ended
	May 31, 2007	May 31, 2008
	(Unaudited)
	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$112,548	$109,545
Motorsports related	209,498	214,085
Food, beverage and merchandise	39,365	40,428
Other	4,402	4,738

	365,813	368,796
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	66,274	67,781
Motorsports related	68,879	74,024
Food, beverage and merchandise	22,901	24,531
General and administrative	58,744	55,980
Depreciation and amortization	39,148	34,753
Impairment of long-lived assets	9,076	1,881

	265,022	258,950

Operating income	100,791	109,846
Interest income and other	2,297	(2,676)
Interest expense	(7,740)	(6,887)
Equity in net (loss) income from equity investments	(4,611)	4,754

Income from continuing operations before income taxes	90,737	105,037
Income taxes	36,502	42,787

Income from continuing operations	54,235	62,250
Loss from discontinued operations, net of income tax benefits of $85 and $66	(26)	(67)

Net income	$54,209	$62,183

Basic earnings per share:
Income from continuing operations	$1.02	$1.23
Loss from discontinued operations	—	—

Net income	$1.02	$1.23

Diluted earnings per share:
Income from continuing operations	$1.02	$1.23
Loss from discontinued operations	—	—

Net income	$1.02	$1.23

Dividends per share	$0.10	$0.12

Basic weighted average shares outstanding	52,952,076	50,379,656

Diluted weighted average shares outstanding	53,068,615	50,479,717

     See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statement of Shareholders’ Equity

	Class A Common	Class B Common			Total
	Stock $.01	Stock $.01	Additional	Retained	Shareholders’
	Par Value	Par Value	Paid-in Capital	Earnings	Equity
	(Unaudited)
	(In Thousands)
Balance at November 30, 2007	$300	$216	$621,528	$537,044	$1,159,088
Activity 12/1/07 - 5/31/08:
Comprehensive income:
Net income	—	—	—	62,183	62,183
Cash dividend declared ($0.12 per share)	—	—	—	(5,972)	(5,972)
Reacquisition of previously issued common stock	(22)	—	(90,425)	50	(90,397)
Conversion of Class B Common Stock to Class A Common Stock	2	(2)	—	—	—
Income tax benefit related to stock-based compensation	—	—	(101)	—	(101)
Stock-based compensation	—	—	1,616	—	1,616

Balance at May 31, 2008	$280	$214	$532,618	$593,305	$1,126,417

     See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Six Months Ended
	May 31, 2007	May 31, 2008
	(Unaudited)
	(In Thousands)
OPERATING ACTIVITIES
Net income	$54,209	$62,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,148	34,753
Stock-based compensation	1,470	1,616
Amortization of financing costs	259	259
Deferred income taxes	7,883	7,304
Loss (income) from equity investments	4,611	(4,754)
Excess tax benefits relating to stock-based compensation	(131)	(7)
Impairment of long-lived assets, non-cash	6,143	460
Other, net	729	3,778
Changes in operating assets and liabilities:
Receivables, net	(24,271)	(25,504)
Inventories, prepaid expenses and other assets	(13,188)	(8,798)
Deposits with Internal Revenue Service	(7,123)	—
Accounts payable and other liabilities	1,029	(7,598)
Deferred income	85,693	70,775
Income taxes	3,013	13,034

Net cash provided by operating activities	159,474	147,501

INVESTING ACTIVITIES
Capital expenditures	(56,112)	(69,844)
Acquisition of business, net of cash acquired	(87,093)	—
Proceeds from affiliate	67	—
Advance to affiliate	—	(1,296)
Proceeds from short-term investments	83,450	41,500
Purchases of short-term investments	(24,635)	(2,450)
Purchases of equity investments	—	(81)
Other, net	54	75

Net cash used in investing activities	(84,269)	(32,096)

FINANCING ACTIVITIES
Proceeds under credit facility	65,000	20,000
Payments under credit facility	(65,000)	(20,000)
Payment of long-term debt	(28,679)	(1,235)
Exercise of Class A common stock options	272	—
Excess tax benefits relating to stock-based compensation	131	7
Reacquisition of previously issued common stock	(26,519)	(90,397)

Net cash used in financing activities	(54,795)	(91,625)

Net increase in cash and cash equivalents	20,410	23,780
Cash and cash equivalents at beginning of period	59,681	57,316

Cash and cash equivalents at end of period	$80,091	$81,096

     See accompanying notes.

International Speedway Corporation
Notes to Consolidated Financial Statements
May 31, 2008
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
Starting in fiscal 2008, branding of two of the National Association for Stock Car Auto Racing’s (“NASCAR”) premiere series changed. The NASCAR NEXTEL Cup Series became the NASCAR Sprint Cup Series and the NASCAR Busch Series became the NASCAR Nationwide Series. Throughout this document, the naming convention for these series is consistent with the branding in fiscal 2008.
Reclassifications. Certain prior year amounts in the Consolidated Statements of Operations have been reclassified to conform to the current year presentation.
Because of the seasonal concentration of racing events, the results of operations for the three and six months ended May 31, 2007 and 2008 are not indicative of the results to be expected for the year.
2. New Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of income tax positions taken or expected to be taken on a tax return. Also, FIN 48 provides guidance on de-recognition, classification, interest and penalties, disclosure, and transition. See Note 11 for a discussion of the Company’s adoption of this interpretation in the first quarter of fiscal 2008.
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

In December 2007 the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”, which replaces SFAS No. 141. SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt the provisions of this statement in fiscal 2010.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the potential impact that the adoption of this statement will have on its financial position and results of operations and will adopt the provisions of this statement in fiscal 2009.
In April 2008, the FASB issued Staff Position (“FSP”) 142-3 “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 “Goodwill and Other Intangible Assets”. FSP 142-3 also requires additional disclosures on information that can be used to assess the extent to which future cash flows associated with intangible assets are affected by an entity’s intent or ability to renew or extend such arrangements and on associated accounting policies. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact that the adoption of this statement will have on its financial position and results of operations and will adopt the provisions of this statement in fiscal 2009.
3. Accounting Adjustment
During the quarter ended February 29, 2008, the Company recorded a non-cash charge totaling approximately $3.8 million, or $0.07 per diluted share, to correct the carrying value amount of certain other assets. This adjustment was recorded as a reduction of interest income in the consolidated statement of operations. The Company believes the adjustment is not material to its consolidated financial statements for the years ended November 30, 2005, 2006 and 2007. The Company does not expect it to be material to its consolidated financial statements as of and for the year ended November 30, 2008. In accordance with Staff Accounting Bulletin 108, the Company considered qualitative and quantitative factors, including the income from continuing operations it reported in each of the prior years and expects to report for the current year, the non-cash nature of the adjustment and its substantial shareholders’ equity at the end of each of the prior years.

Due to the tax exempt nature of this adjustment to interest income and other the Company’s effective income tax rate increased from the statutory income rate to approximately 40.7 percent for the six months ended May 31, 2008.
4. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended May 31 (in thousands, except share amounts):

	Three Months Ended		Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2007	2008	2007	2008
Basic and diluted:
Income from continuing operations	$18,396	$26,008	$54,235	$62,250
Loss from discontinued operations	(6)	(36)	(26)	(67)

Net income	$18,390	$25,972	$54,209	$62,183

Basic earnings per share denominator:
Weighted average shares outstanding	52,813,292	49,836,724	52,952,076	50,379,656

Basic earnings per share:
Income from continuing operations	$0.35	$0.52	$1.02	$1.23
Loss from discontinued operations	—	—	—	—

Net income	$0.35	$0.52	$1.02	$1.23

Diluted earnings per share denominator:
Weighted average shares outstanding	52,813,292	49,836,724	52,952,076	50,379,656
Common stock options	17,834	2,466	18,299	2,426
Contingently issuable shares	92,785	88,130	98,240	97,635

Diluted weighted average shares outstanding	52,923,911	49,927,320	53,068,615	50,479,717

Diluted earnings per share:
Income from continuing operations	$0.35	$0.52	$1.02	$1.23
Loss from discontinued operations	—	—	—	—

Net income	$0.35	$0.52	$1.02	$1.23

Anti-dilutive shares excluded in the computation of diluted earnings per share	24,097	173,419	35,431	174,667

5. Discontinued Operations and Impairment of Long-Lived Assets
Nazareth Speedway
After the completion of Nazareth Speedway’s (“Nazareth”) fiscal 2004 events the Company suspended that facility’s major motorsports event operations. The NASCAR Nationwide Series and Indy Racing League (“IRL”) IndyCar Series events, then conducted at Nazareth, were realigned to other motorsports entertainment facilities within the Company’s portfolio. The property on which Nazareth Speedway is located continues to be marketed for sale and discussions are underway with multiple parties. For all periods presented, the results of operations of Nazareth are presented as discontinued operations.
Staten Island Property
In connection with the Company’s search for a site for a major motorsports entertainment facility in the New York metropolitan area its then majority-owned subsidiary, 380 Development, LLC, purchased a total 676 acres located in the New York City borough of Staten Island in early fiscal 2005. In December 2006, the Company announced its decision to discontinue pursuit of the speedway development on Staten Island. The Company ceased fill operations while it addressed certain issues the New York Department of Environmental Conservation (“DEC”) and the New York City Department of Sanitation (“DOS”) raised, including the presence of, and potential need to remediate, fill containing constituents above regulatory thresholds. In May 2007, the Company entered into a Consent Order with DEC to resolve the issues surrounding these fill operations and the prior placement of fill at the site that contained constituents above regulatory thresholds. The Consent Order required the Company to remove non-compliant fill pursuant to the comprehensive fill removal plan. The Company completed fill removal activities in the second quarter of fiscal 2008. The Consent Order also required the Company to pay a penalty to DEC of $562,500, half of which was paid in May 2007 and the other half of which has been suspended so long as the Company complies with the terms of the Consent Order. During the three and six month periods ended May 31, 2008, the Company incurred an additional approximately $1.0 million and $1.4 million, respectively, attributable to the fill removal process, which has been recognized as an Impairment of Long-lived Assets in the consolidated statements of operations. The property is currently marketed for sale and the Company has received significant interest from multiple parties.
6. Equity Investments
Summarized financial information on the company’s equity investments for the three and six months ended May 31, 2007 and 2008, are as follows (in thousands):

	Three Months Ended
	May 31,	May 31,
	2007	2008
Net sales	$62,535	$57,365
Gross profit	24,374	22,394
Operating (loss) income	(228)	3,748
Net (loss) income	(553)	5,960

	Six Months Ended
	May 31,	May 31,
	2007	2008
Net sales	$113,511	$117,698
Gross profit	37,254	41,700
Operating (loss) income	(9,085)	7,174
Net (loss) income	(9,830)	9,548
7. Goodwill and Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of the major classes of intangible assets relating to the Motorsports Event segment are as follows (in thousands):

		November 30, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Customer database	$500	$300	$200
Food, beverage and merchandise contracts	251	203	48

Total amortized intangible assets	751	503	248
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	923	—	923

Total non-amortized intangible assets	178,736	—	178,736

Total intangible assets	$179,487	$503	$178,984

		May 31, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Customer database	$500	$350	$150
Food, beverage and merchandise contracts	251	225	26

Total amortized intangible assets	751	575	176
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	923	—	923

Total non-amortized intangible assets	178,736	—	178,736

Total intangible assets	$179,487	$575	$178,912

The following table presents current and expected amortization expense of the existing intangible assets as of May 31, 2008 for each of the following periods (in thousands):

Amortization expense for the six months ended May 31, 2008	$72

Estimated amortization expense for the year ending November 30:
2008	$143
2009	101
2010	1
2011	1
2012	1
There were no changes in the carrying value of goodwill during the six months ended May 31, 2008.
8. Long-Term Debt
Long-term debt consists of the following (in thousands):

	November 30,	May 31,
	2007	2008

4.2 percent Senior Notes	$150,534	$150,342
5.4 percent Senior Notes	149,928	149,934
4.9 percent Bank Loan	2,973	2,792
6.3 percent Bank Loan	54	—
5.8 percent Revenue Bonds	2,289	2,200
6.8 percent Revenue Bonds	5,200	4,290
TIF bond debt service funding commitment	66,569	66,607
2006 Credit facility	—	—

	377,547	376,165
Less: current portion	2,538	152,901

	$375,009	$223,264

On April 23, 2004, the Company completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, the Company completed an offer to exchange these unsecured senior notes for registered senior notes with substantially identical terms (“2004 Senior Notes”). At May 31, 2008, outstanding 2004 Senior Notes totaled approximately $300.3 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 4.2 percent and are due April 2009 (“4.2 percent Senior Notes”), and

$150.0 million principal amount unsecured senior notes, which bear interest at 5.4 percent and are due April 2014. The 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at the option of the Company, at any time or from time to time at redemption prices as defined in the indenture. The Company’s subsidiaries are guarantors of the 2004 Senior Notes. The 2004 Senior Notes also contain various restrictive covenants. Total gross proceeds from the sale of the 2004 Senior Notes were $300.0 million, net of discounts of approximately $431,000 and approximately $2.6 million of deferred financing fees. The deferred financing fees are being treated as additional interest expense and amortized over the life of the 2004 Senior Notes on a straight-line method, which approximates the effective yield method. In March 2004, the Company entered into interest rate swap agreements to effectively lock in the interest rate on approximately $150.0 million of the 4.2 percent Senior Notes. The Company terminated these interest rate swap agreements on April 23, 2004 and received approximately $2.2 million, which is being amortized over the life of the 4.2 percent Senior Notes.
In June 2008 the Company entered into an interest rate swap agreement to effectively lock in a substantial portion of the interest rate on approximately $150.0 million notional amount in anticipation of refinancing the $150.0 million 4.2% Senior Notes that mature in April 2009.  Under this agreement, the Company receives floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount.
In connection with the Company’s February 2, 2007, acquisition of the 62.5 percent ownership interest in Raceway Associates, LLC (“Raceway Associates”) it did not previously own, it assumed approximately $39.7 million in third party debt, consisting of three bank term loans and two revenue bonds payable.
•	The first bank term loan (“Chicagoland Term Loan”) was a construction loan for the development of Chicagoland Speedway (“Chicagoland”) with principal outstanding at the date of acquisition of approximately $28.4 million. The Company paid the remaining principal and accrued interest on the Chicagoland Term Loan subsequent to the acquisition in February 2007.

•	The second bank term loan (“4.9 percent Bank Loan”) consists of a construction and mortgage note with principal outstanding at the date of acquisition of approximately $3.3 million, original 20 year term due June 2018, with a current interest rate of 4.9 percent and a monthly payment of $48,000 principal and interest. The interest rate and monthly payments will be adjusted on June 1, 2008, and 2013. At May 31, 2008, outstanding principal on the 4.9 percent Bank Loan was approximately $2.8 million.

•	The third bank term loan (“6.3 percent Bank Loan”) consists of a mortgage note with principal outstanding at the date of acquisition of approximately $271,000, original five year term due which matured and was fully paid in February, 2008.

•	The first revenue bonds payable (“5.8 percent Revenue Bonds”) consist of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements with principal outstanding at the date of acquisition of approximately $2.5 million. The 5.8 percent Revenue Bonds have an initial interest rate of 5.8 percent and a monthly payment of $29,000 principal and interest. The interest rate will be adjusted on June 1, 2008 and will continue until maturity in June 2018. At May 31, 2008, outstanding principal on the 5.8 percent Revenue Bonds was approximately $2.2 million.

•	The second revenue bonds payable (“6.8 percent Revenue Bonds”) are special service area revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements with principal outstanding at the date of acquisition of approximately $5.2 million. The 6.8 percent Revenue Bonds are billed and paid as a special assessment on real estate taxes. Interest payments are due on a semi-annual basis at 6.8 percent with principal payments due annually. Final maturity of the 6.8 percent Revenue Bonds is January 2012. At May 31, 2008, outstanding principal on the 6.8 percent Revenue Bonds was approximately $4.3 million.
In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”), issued approximately $71.3 million in taxable special obligation revenue (“TIF”) bonds in connection with the financing of construction of Kansas Speedway. At May 31, 2008, outstanding TIF bonds totaled approximately $66.6 million, net of the unamortized discount, which is comprised of a $17.9 million principal amount, 6.2 percent term bond due December 1, 2017 and $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly-owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation. The bond financing documents contain various restrictive covenants.
The Company currently has a $300.0 million revolving credit facility (“2006 Credit Facility”) which contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions. The 2006 Credit Facility is scheduled to mature in June 2011, and accrues interest at LIBOR plus 30.0-80.0 basis points, based on the Company’s highest debt rating as determined by specified rating agencies. The 2006 Credit Facility contains various restrictive covenants. At May 31, 2008 there were no outstanding borrowings under the 2006 Credit Facility.
Total interest expense from continuing operations incurred by the Company was approximately $3.7 million and $3.3 million for the three months ended May 31, 2007 and 2008, respectively, and $7.7 million and $6.9 million for the six months ended May 31, 2007 and 2008, respectively. Total interest capitalized for the three months ended May 31, 2007 and 2008, was approximately $1.6 million and $1.8 million, respectively, and approximately $2.8 million and $3.3 million for the six months ended May 31, 2007 and 2008, respectively.
Financing costs of approximately $5.7 million and $5.3 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2007 and May 31, 2008, respectively. These costs are being amortized on a straight line method, which approximates the effective yield method, over the life of the related financing.
9. Capital Stock
Stock Purchase Plans
In fiscal 2007 the Company implemented a share repurchase program under which it is authorized to purchase up to $150.0 million of its outstanding Class A common shares.  In February 2008 the Company announced that its Board of Directors had authorized an incremental $100.0 million share repurchase program, collectively these programs are described as the “Stock Purchase Plans.”  The Stock Purchase Plans allow the Company to purchase up to $250.0 million of its outstanding Class A common shares.  The timing and amount of any shares repurchased under the Stock Purchase Plans will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plans may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates. Since inception of the Stock Purchase Plans through May 31, 2008, the Company has purchased 3,805,486 shares of its Class A common shares, for a total of approximately $171.0 million.  Included in these totals are the purchases of 2,163,372 shares of its Class A common shares during the six months ended May 31, 2008, at an average cost of approximately $41.60 per share (including commissions), for a total of approximately $90.0 million.  These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1.  At May 31, 2008, the Company has approximately $79.0 million remaining under the current Stock Purchase Plans.
10. Long-Term Stock Incentive Plan
In April 2008, the Company awarded and issued a total of 26,277 restricted shares of the Company’s Class A common shares to certain officers and managers under the Company’s Long-Term Stock Incentive Plan (the “2006 Plan”). The shares of restricted stock awarded in April 2008, vest at the rate of 50.0 percent on the third anniversary of the award date and the remaining 50.0 percent on the fifth anniversary of the award date. The weighted average grant date fair value of these restricted share awards was $41.20 per share. In accordance with SFAS 123(R) “Share-Based Payment” the Company is recognizing stock-based compensation on its restricted shares awarded on the accelerated method over the requisite service period.

11. Income Taxes
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
As of December 1, 2007, the Company has a total liability of approximately $156.3 million for uncertain tax positions, inclusive of tax, interest, and penalties. Of this amount, approximately $130.0 million represents income tax liability for uncertain tax positions related to various federal and state income tax matters, primarily the tax depreciation issue currently under examination. If the accrued liability was de-recognized, approximately $2.5 million of taxes would impact the Company’s consolidated statement of operations as a reduction to its effective tax rate. Included in the balance sheet at December 1, 2007 are approximately $127.5 million of items of which, under existing tax laws, the ultimate deductibility is certain but for which the timing of the deduction is uncertain. Because of the impact of deferred income tax accounting, a deduction in a subsequent period would result in a deferred tax asset. Accordingly, upon de-recognition, the tax benefits associated with the reversal of these timing differences would have no impact, except for related interest and penalties, on the Company’s effective income tax rate. For the six months ended May 31, 2008, the accrued tax liability for uncertain tax positions increased by approximately $2.9 million, of which approximately $0.3 million impacted the effective rate.
The Company recognizes interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. As of December 1, 2007, the Company has accrued approximately $25.7 million of interest and $0.6 million of penalties related to uncertain tax positions. As of May 31, 2008, the total amounts for accrued interest and penalties were approximately $27.1 million and $0.6 million, respectively. As of December 1, 2007 and May 31, 2008, if the accrued interest was de-recognized, approximately $15.6 million and $16.5 million, respectively, would impact the Company’s consolidated statement of operations as a reduction to its effective tax rate.
The Company is subject to taxation in the US and various state jurisdictions and subject to examination by those authorities for the tax years ending November 30, 1999 and forward. The Company is currently under the appeal process of the examination by the Internal Revenue Service (the “Service”) for the tax years ending November 30, 1999 to November 30, 2005. It is possible that this appeal process will conclude in the next three to 12 months (see Note 13). Therefore, it is possible a reduction in the accrued liabilities for uncertain tax positions may occur; however, quantification of an estimated range cannot be made at this time.
12. Related Party Disclosures and Transactions
All of the racing events that take place during the Company’s fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association, the American Motorcyclist Association, the Automobile Racing Club of America, the American Sportbike Racing Association — Championship Cup Series, Grand American Road Racing Association, Historic Sportscar Racing, IRL, NASCAR, the National Hot Rod Association, the Porsche Club of America, the Sports Car Club of America, the Sportscar Vintage Racing Association, the United States Auto Club and the World Karting Association. NASCAR, which sanctions some of the Company’s principal racing events, is controlled by members of the France Family Group which, in turn, controls in excess of 67.0 percent of the combined voting power of the outstanding stock of the Company. Additionally, some members of the France Family Group serve as directors and officers of the Company. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR from continuing operations for disbursement to competitors, which are exclusive of NASCAR sanction fees, totaled approximately $28.5 million and $29.0 million for the three months ended May 31, 2007 and 2008, respectively, and approximately $57.4 million and $58.4 million for the six months ended May 31, 2007 and 2008, respectively. There were no prize and point fund monies paid by the Company to NASCAR related to the discontinued operations for the three and six months ended May 31, 2007 and 2008, respectively.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire NASCAR Sprint Cup, Nationwide and Craftsman Truck series schedules. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR Sprint Cup, Nationwide and Craftsman Truck series event. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Sprint Cup, Nationwide and Craftsman Truck series event as a component of its sanction fees and remits the remaining 90.0 percent to the event promoter. The event promoter pays 25.0 percent of the gross broadcast rights fees allocated to the event as part of the previously discussed prize money paid to NASCAR for disbursement to competitors. The Company’s television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR Sprint Cup, Nationwide and Craftsman Truck series events conducted at its wholly-owned facilities were approximately $58.2 million and $59.3 million for the three months ended May 31, 2007 and 2008, respectively, and $119.5 million and $122.3 million for the six months ended May 31, 2007 and 2008, respectively. There were no television broadcast and ancillary rights fees received from NASCAR related to discontinued operations during the three and six months ended May 31, 2007 and 2008, respectively.
13. Commitments and Contingencies
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At May 31, 2008, the Unified Government had approximately $3.2 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
The Company has guaranteed minimum royalty payments under certain agreements through December 2015, with a remaining maximum exposure at May 31, 2008, of approximately $12.5 million.
In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling $3.3 million at May 31, 2008. At May 31, 2008, there were no amounts drawn on the standby letters of credit.
As previously discussed, the Service is currently performing a periodic examination of the Company’s federal income tax returns for the years ended November 30, 1999 through 2005 and has challenged the tax depreciation treatment of a significant portion of its motorsports entertainment facility assets. In order to prevent incurring additional interest related to fiscal 2005 and prior, the Company has approximately $117.9 million on deposit with the Service as of May 31, 2008, which is classified as long-term assets in its consolidated financial statements. The Company’s deposits are not a payment of tax, and it will receive accrued interest on any of these funds ultimately returned to it. In June 2007 the Service commenced the administrative appeals process which is currently expected to take an additional three to twelve months to complete. If the Company’s appeal is not resolved satisfactorily, it will evaluate all of its options, including litigation. The Company believes that its application of the federal income tax regulations in question, which have been applied consistently since their enactment and have been subjected to previous IRS audits, is appropriate, and it intends to vigorously defend the merits of its position. While an adverse resolution of these matters could result in a material negative impact on cash flow, including payment of taxes from amounts currently on deposit with the Service, the Company believes that it has provided adequate reserves related to these matters including interest charges through May 31, 2008, and, as a result, does not expect that such an outcome would have a material adverse effect on results of operations.
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
14. Segment Reporting
The following tables provide segment reporting of the Company for the three and six months ended May 31, 2007 and 2008 (in thousands):

	Three Months Ended May 31, 2007
	Motorsports	All
	Event	Other	Total

Revenues	$170,496	$11,121	$181,617
Depreciation and amortization	15,443	5,798	21,241
Operating income	34,501	520	35,021
Capital expenditures	14,843	4,162	19,005
Total assets	1,795,494	273,285	2,068,779
Equity investments	129,346	—	129,346

	Three Months Ended May 31, 2008
	Motorsports	All
	Event	Other	Total

Revenues	$164,115	$11,492	$175,607
Depreciation and amortization	15,327	2,109	17,436
Operating income	42,522	397	42,919
Capital expenditures	26,511	5,352	31,863
Total assets	1,741,035	286,089	2,027,124
Equity investments	80,869	—	80,869

	Six Months Ended May 31, 2007
	Motorsports	All
	Event	Other	Total

Revenues	$346,753	$21,100	$367,853
Depreciation and amortization	29,411	9,737	39,148
Operating income	101,752	(961)	100,791
Capital expenditures	38,605	17,507	56,112

	Six Months Ended May 31, 2008
	Motorsports	All
	Event	Other	Total

Revenues	$348,260	$22,505	$370,765
Depreciation and amortization	30,442	4,311	34,753
Operating income (loss)	108,452	1,394	109,846
Capital expenditures	54,540	15,304	69,844
Intersegment revenues were approximately $665,000 and $670,000 for the three months ended May 31, 2007 and 2008, respectively, and approximately $2.0 million for the six months ended May 31, 2007 and 2008, respectively.
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
Included in the tables below, are condensed consolidating balance sheets as of November 30, 2007 and May 31, 2008, condensed consolidating statements of operations for the three and six months ended May 31, 2007 and 2008, and condensed consolidating statements of cash flows for the six months ended May 31, 2007 and 2008, of: (a) the Parent; (b) the guarantor subsidiaries; (c) elimination entries necessary to consolidate Parent with guarantor subsidiaries; and (d) the Company on a consolidated basis (in thousands).

	Condensed Consolidating Balance Sheet at November 30, 2007
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Current assets	$17,882	$163,062	$(21,118)	$159,826
Property and equipment, net	184,188	1,118,990	—	1,303,178
Advances to and investments in subsidiaries	2,971,213	1,011,557	(3,982,770)	—
Other assets	133,919	385,194	—	519,113

Total Assets	$3,307,202	$2,678,803	$(4,003,888)	$1,982,117

Current liabilities	$39,877	$166,992	$5,434	$212,303
Long-term debt	1,312,018	43,383	(980,392)	375,009
Deferred income taxes	58,633	155,476	—	214,109
Other liabilities	—	21,608	—	21,608
Total shareholders’ equity	1,896,674	2,291,344	(3,028,930)	1,159,088

Total Liabilities and Shareholders’ Equity	$3,307,202	$2,678,803	$(4,003,888)	$1,982,117

	Condensed Consolidating Balance Sheet at May 31, 2008
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Current assets	$41,731	$150,802	$(14,172)	$178,361
Property and equipment, net	33,077	1,294,070	—	1,327,147
Advances to and investments in subsidiaries	2,960,943	933,427	(3,894,370)	—
Other assets	130,378	391,238	—	521,616

Total Assets	$3,166,129	$2,769,537	$(3,908,542)	$2,027,124

Current liabilities	$249,338	$166,074	$(148)	$415,264
Long-term debt	1,083,361	25,844	(885,941)	223,264
Deferred income taxes	(74,681)	155,475	—	80,794
Other liabilities	160,656	20,729	—	181,385
Total shareholders’ equity	1,747,455	2,401,415	(3,022,453)	1,126,417

Total Liabilities and Shareholders’ Equity	$3,166,129	$2,769,537	$(3,908,542)	$2,027,124

	Condensed Consolidating Statement of Operations
	For The Three Months Ended May 31, 2007
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Total revenues	$195	$212,441	$(31,684)	$180,952
Total expenses	15,057	162,558	(31,684)	145,931
Operating (loss) income	(14,862)	49,883	—	35,021
Interest and other (expense) income, net	(8,378)	10,409	(5,086)	(3,055)
(Loss) income from continuing operations	(29,707)	53,189	(5,086)	18,396
Net (loss) income	(29,707)	53,183	(5,086)	18,390

	Condensed Consolidating Statement of Operations
	For The Three Months Ended May 31, 2008
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Total revenues	$384	$204,542	$(29,989)	$174,937
Total expenses	8,958	153,049	(29,989)	132,018
Operating (loss) income	(8,574)	51,493	—	42,919
Interest and other (expense) income, net	(8,577)	7,697	930	50
(Loss) income from continuing operations	(28,851)	53,929	930	26,008
Net (loss) income	(28,851)	53,893	930	25,972

	Condensed Consolidating Statement of Operations
	For The Six Months Ended May 31, 2007
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Total revenues	$562	$449,635	$(84,384)	$365,813
Total expenses	24,938	324,468	(84,384)	265,022
Operating (loss) income	(24,376)	125,167	—	100,791
Interest and other (expense) income, net	(7,729)	16,238	(18,563)	(10,054)
(Loss) income from continuing operations	(50,428)	123,226	(18,563)	54,235
Net (loss) income	(50,428)	123,200	(18,563)	54,209

	Condensed Consolidating Statement of Operations
	For The Six Months Ended May 31, 2008
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Total revenues	$909	$452,141	$(84,254)	$368,796
Total expenses	18,525	324,679	(84,254)	258,950
Operating (loss) income	(17,616)	127,462	—	109,846
Interest and other (expense) income, net	(9,539)	17,538	(12,808)	(4,809)
(Loss) income from continuing operations	(54,365)	129,423	(12,808)	62,250
Net (loss) income	(54,365)	129,356	(12,808)	62,183

	Condensed Consolidating Statement of Cash Flows
	For The Six Months Ended May 31, 2007
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(40,701)	$221,199	$(21,024)	$159,474
Net cash provided by (used in) investing activities	72,135	(177,428)	21,024	(84,269)
Net cash used in financing activities	(26,116)	(28,679)	—	(54,795)

	Condensed Consolidating Statement of Cash Flows
	For The Six Months Ended May 31, 2008
		Combined
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$10,888	$161,949	$(25,336)	$147,501
Net cash provided by (used in) investing activities	80,068	(137,500)	25,336	(32,096)
Net cash used in financing activities	(90,390)	(1,235)	—	(91,625)

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
Starting in fiscal 2008, branding of two of NASCAR’s premiere series changed. The NASCAR NEXTEL Cup Series became the NASCAR Sprint Cup Series and the NASCAR Busch Series became the NASCAR Nationwide Series. Throughout this document, the naming convention for these series is consistent with the branding in fiscal 2008.
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
Basis of Presentation and Consolidation. We consolidate all entities we control by ownership of a majority voting interest. Also, if we have variable interest entities for which we are the primary beneficiary, we consolidate those entities. Our judgment in determining if we are the primary beneficiary of a variable interest entity includes assessing our level of involvement in establishing the entity, determining whether we provide more than half of any management, operational or financial support to the entity, and determining if we absorb the majority of the entity’s expected losses or returns.

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
Revenue Recognition. Advance ticket sales and event-related revenues for future events are deferred until earned, which is generally once the events are conducted. MRN Radio’s revenue from the sale of advertising and audio/video production services are recognized at the time the advertisements are broadcast or services are performed. The recognition of event-related expenses is matched with the recognition of event-related revenues.
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
Discontinued Operations
Nazareth Speedway
After the completion of Nazareth Speedway’s (“Nazareth”) fiscal 2004 events we suspended its major motorsports event operations. The NASCAR Nationwide Series and IRL IndyCar Series events, then conducted at Nazareth, were realigned to other motorsports entertainment facilities within our portfolio. The property on which Nazareth Speedway is located continues to be marketed for sale and discussions are underway with multiple parties. For all periods presented, the results of operations of Nazareth are presented as discontinued operations.
Impairment of Long-Lived Assets
Staten Island Property
In connection with the our search for a site for a major motorsports entertainment facility in the New York metropolitan area its then majority-owned subsidiary, 380 Development, LLC, purchased a total 676 acres located in the New York City borough of Staten Island in early fiscal 2005. In December 2006, we announced our decision to discontinue pursuit of the speedway development on Staten Island. We ceased fill operations while we addressed certain issues the New York Department of Environmental Conservation (“DEC”) and the New York City Department of Sanitation (“DOS”) raised, including the presence of, and potential need to remediate, fill containing constituents above regulatory thresholds. In May 2007, we entered into a Consent Order with DEC to resolve the issues surrounding these fill operations and the prior placement of fill at the site that contained constituents above regulatory thresholds. The Consent Order required us to remove non-compliant fill pursuant to the comprehensive fill removal plan. We completed fill removal activities in the second quarter of fiscal 2008. The Consent Order also required us to pay a penalty to DEC of $562,500, half of which was paid in May 2007 and the other half of which has been suspended so long as we comply with the terms of the Consent Order. During the three and six month periods ended May 31, 2008, we incurred an additional approximately $1.0 million and $1.4 million, respectively, attributable to the fill removal process, which has been recognized as an Impairment of Long-lived Assets in the consolidated statements of operations. The property is currently marketed for sale and we have received significant interest from multiple parties.
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
Equity and Other Investments
Motorsports Authentics
In the fourth quarter of fiscal 2005 we partnered with SMI in a 50/50 joint venture, SMISC, LLC, which, through its wholly-owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics. During the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006, Motorsports Authentics acquired Team Caliber and Action Performance, Inc., respectively, and became a leader in design, promotion, marketing and distribution of motorsports licensed merchandise. Subsequent to the acquisitions, Motorsports Authentics made significant progress towards improving the acquired business operations. To accelerate this improvement and more effectively position itself for long-term success it hired a new President and Chief Executive Officer in June 2007. Under this new leadership, Motorsports Authentics is making important changes to the business and is executing its plans for fiscal 2008.

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
We continue to believe the sale of licensed merchandise represents a significant opportunity in the sport and are confident that the current management at Motorsports Authentics has developed a solid plan for the future. Our 50.0 percent portion of Motorsports Authentics’ results was equity in net income of approximately $3.0 million for the second fiscal quarter of 2008 as compared to equity in net loss of approximately $246,000 for the same period of the prior year and equity in net income of approximately $4.8 million for the six months ending May 31, 2008 as compared to equity in net loss of approximately $3.7 million for the same period of the prior year. While we are encouraged with the fiscal 2008 year-to-date results, this trend may not be indicative of the results for the year as the sale of licensed merchandise, like other areas of our business, is vulnerable to multiple risks including inclement weather and economic trends impacting consumer discretionary spending.
Stock Purchase Plans
In fiscal 2007 we implemented a share repurchase program under which we are authorized to purchase up to $150.0 million of our outstanding Class A common shares.  In February 2008 we announced that our Board of Directors had authorized an incremental $100.0 million share repurchase program, collectively these programs are described as the “Stock Purchase Plans.”  The Stock Purchase Plans allow us to purchase up to $250.0 million of our outstanding Class A common shares.  The timing and amount of any shares repurchased under the Stock Purchase Plans will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plans may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates. Since inception of the Stock Purchase Plans through May 31, 2008, we have purchased 3,805,486 shares of our Class A common shares, for a total of approximately $171.0 million.  Included in these totals are the purchases of 2,163,372 shares of our Class A common shares during the six months ended May 31, 2008, at an average cost of approximately $41.60 per share (including commissions), for a total of approximately $90.0 million.  These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1.  At May 31, 2008, we have approximately $79.0 million remaining under the current Stock Purchase Plans.
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
Due to the tax exempt nature of this adjustment to interest income and other our effective income tax rate increased from the statutory income rate to approximately 40.7 percent for the six months ended May 31, 2008.
Future Trends in Operating Results
Economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates, may impact our ability to sell tickets to our events and to secure revenues from corporate marketing partnerships. We believe that adverse economic trends, particularly the rise in unemployment and increased fuel and food costs, have significantly contributed to the decrease in attendance for certain of our motorsports entertainment events during fiscal 2008. The persistence of these trends could continue to adversely impact event attendance. With regard to corporate marketing partnerships, we believe that our presence in key markets, impressive portfolio of events and attractive fan demographics are beneficial and help to mitigate adverse economic trends as we continue to pursue renewal and expansion of existing marketing partnerships and establish new corporate marketing partners. This has most recently been demonstrated by our multi-year, multi- facility official status agreement with Coca Cola and our first multi-year facility naming rights agreement between Auto Club of Southern California and our California facility. We believe that revenues from our corporate marketing partnerships will continue to grow over the long term, contributing to strong earnings and cash flow stability and predictability.
An important component of our operating strategy has been our long-standing practice of focusing closely on supply and demand regarding additional capacity at our facilities. We continually evaluate the demand for our most popular racing events in order to only add capacity that we believe will provide an acceptable rate of return on invested capital. Through prudent expansion, we attempt to keep demand at a higher level than supply, which stimulates ticket renewals and advance sales. Advance ticket sales result in earlier cash flow and reduce the potential negative impact of actual and forecasted inclement weather on ticket sales. While we will join with sponsors to offer promotions to generate additional ticket sales, we avoid rewarding last-minute ticket buyers by discounting tickets. We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth than to capture short-term incremental revenue. In addition to weather, there are a number of factors that impact attendance at our events and related admissions and food, beverage and merchandise revenues, including demand in the marketplace and discretionary consumer spending trends affected by employment and other lifestyle and business conditions. Accordingly, we have instituted only modest increases in our weighted average ticket prices for fiscal 2008. Over the long term, we will continue to optimize capacity, as well as the pricing and packaging of our tickets and other products.
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
Starting in 2007, NASCAR entered into new combined eight-year agreements with FOX, ABC/ESPN, TNT and SPEED for the domestic broadcast and related rights for its Sprint Cup, Nationwide and Craftsman Truck series. The agreements total approximately $4.5 billion over the eight year period from 2007 through 2014. This results in an approximate $560.0 million gross average annual rights fee for the industry, a more than 40.0 percent increase over the previous contract average of $400.0 million annually. The industry rights fees were approximately $505.0 million for 2007, and will increase, on average, by approximately three percent per year through the 2014 season. The annual increase is expected to vary between two and four percent per year over the period. While the 2007 industry rights fees were less than the 2006 industry rights fees of approximately $576.0 million, in our opinion this should not overshadow the strategic importance and expected long-term benefits of the new contracts. NASCAR viewership remains strong, with NASCAR Sprint Cup events consistently the highest rated televised sporting events, second only to the National Football League. Over the past several years, there has been a shift of major sports programming from network to cable. The cable broadcasters can support a higher investment through subscriber fees not available to networks, which has resulted in increased rights fees for these sports properties. Cable, however, reaches far fewer households than network broadcasts. We view NASCAR’s decision to keep approximately two-thirds of its Sprint Cup Series event schedule on network television as important to the sport’s future growth. The structure should continue to drive increased fan and media awareness for all three racing series, which will help fuel our long-term attendance and corporate-related revenues. We also welcome the re-establishment of the sport’s broadcast relationship with ESPN, which we believe results in further exposure for NASCAR racing. First, we believe the NASCAR Nationwide Series has and will continue to significantly benefit from the improved continuity of its season-

long presence on ESPN. In addition, we believe the sport as a whole benefits from the increased ancillary programming and nightly and weekly NASCAR-branded programming and promotions, similar to what ESPN does with the other major sports. The most significant benefit of the new contracts is the substantial increase in earnings and cash flow visibility for the entire industry over the contract period. Television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR Sprint Cup, Busch and Craftsman Truck series events conducted at our wholly-owned facilities under these agreements were approximately $58.2 million and $59.3 million for the three months ended May 31, 2007 and 2008, respectively, and approximately $119.5 million and $122.3 million for the six months ended May 31, 2007 and 2008, respectively.
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
Since we compete with newer entertainment venues for patrons and sponsors, we will continue to evaluate opportunities to enhance our facilities, thereby producing additional revenue opportunities and improving the event experience for our guests. Major examples of these efforts include:
•	The infield renovation at Daytona International Speedway (“Daytona”) that was completed for the start of the 2005 racing season. The Sprint FANZONE features numerous fan amenities and unique revenue generating opportunities, including garage walk-through areas, additional merchandise and concessions vending areas, waterfront luxury recreational vehicle parking areas, a large tunnel to accommodate team haulers and guest recreational vehicles in and out of the infield and other special amenities such as the infield’s signature structure, the Daytona 500 Club. In fiscal 2008 we are completing additions to the Sprint FANZONE as well as improvements to Daytona’s infield road course;

•	The fiscal 2005 renovation of Michigan International Speedway’s (“Michigan”) front stretch, including new ticket gates, new vendor and display areas, and several new concession stands, as well as the addition of club seats and luxury suites. In fiscal 2008 we are upgrading seating and sight lines in turn one;

•	The fiscal 2006 renovations and expansions at the Auto Club Speedway (formerly The California Speedway), where we renovated and expanded the facility’s front midway area. The new plaza features a full-service outdoor café with cuisine by celebrity chef Wolfgang Puck, in addition to a town center, retail store and concert stage. Other highlights include shade features, modified entry gates, expanded hospitality areas, radio broadcast locations, giant video walls, leisure areas and grass and water accents. This project was the direct result of fan feedback, and further demonstrates our commitment to providing a premium entertainment environment for our guests. In fiscal 2008, we are adding escalators to improve traffic flow to suites and tower seats as well as adding other fan amenities;

•	In fiscal 2006 we replaced approximately 14,000 grandstand seats behind turns three and four at Phoenix International Raceway (“Phoenix”) with upgraded grandstands and luxury suites behind turn one which provided improved sightlines and a more premium seating and suite experience for our fans. We also added a 100-person premier club called Octane atop the turn one grandstands, which provided guests with an elite setting to experience racing in style;

•	We repaved Talladega Superspeedway’s (“Talladega”) 2.6 mile oval in fiscal 2006. Talladega’s racing surface had not been repaved since 1979, and we believe the newly paved racing surface enhanced the thrilling on-track competition;

•	In fiscal 2007, in connection with the construction of the three-tiered grandstand at Richmond International Raceway (“Richmond”), we completed a 700-person, members only Torque Club for individual fans looking to enjoy a race weekend in style or businesses seeking to entertain clients. The Torque Club also serves as a unique site for special events on non-race weekends throughout the year. Escalators to improve traffic flow to the new Torque Club and grandstand are being added in fiscal 2008;

•	For fiscal 2008, we are installing track lighting at Chicagoland Speedway (“Chicagoland”) as well as improving certain electrical infrastructure in certain camping areas;

•	For fiscal 2008, we are repaving Darlington Raceway (“Darlington”) and constructing a tunnel which will give improved access to the infield; and

•	For fiscal 2008, we are constructing new media centers at Watkins Glen International and Homestead-Miami Speedway (“Homestead”) which are expected to increase appeal to media content providers, sports journalists, racing team owners and drivers and others involved in the motorsports industry.
Our growth strategies include exploring ways to grow our businesses through acquisitions, developments and joint ventures. This has most recently been demonstrated through the acquisitions of the additional interests in Raceway Associates, LLC, owner and operator of Chicagoland and Route 66 Raceway, our Motorsports Authentics joint venture (see previous discussion of “Equity and Other Investments”) and our planned joint ventures with the Cordish Company (see “Future Liquidity”).
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
Future schedule changes as determined by NASCAR or other sanctioning bodies, as well as our request for event realignment or the acquisition of additional, or divestiture of existing, motorsports facilities could impact the timing of our major events in comparison to prior or future periods.
Because of the seasonal concentration of racing events, the results of operations for the three and six month periods ended May 31, 2007 and 2008 are not indicative of the results to be expected for the year.

Comparison of the Results for the Three and Six Months Ended May 31, 2008 to the Results for the Three and Six Months Ended May 31, 2007.
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended			Six Months Ended
	May 31,	May 31,		May 31,	May 31,
	2007	2008		2007	2008
			(Unaudited)

Revenues:
Admissions, net	31.6%	30.5%		30.8%	29.7%
Motorsports related	56.0	57.9		57.3	58.0
Food, beverage and merchandise	11.2	10.1		10.7	11.0
Other	1.2	1.5		1.2	1.3

Total revenues	100.0	100.0		100.0	100.0
Expenses:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	18.7	19.8		18.1	18.4
Motorsports related	21.1	22.1		18.8	20.1
Food, beverage and merchandise	6.7	6.7		6.2	6.6
General and administrative	17.4	16.2		16.1	15.2
Depreciation and amortization	11.7	10.0		10.7	9.4
Impairment on long-lived assets	5.0	0.7		2.5	0.5

Total expenses	80.6	75.5		72.4	70.2

Operating income	19.4	24.5		27.6	29.8
Interest income	0.5	0.2		0.6	(0.7)
Interest expense	(2.0)	(1.9)		(2.1)	(1.9)
Equity in net (loss) income from equity investments	(0.2)	1.7		(1.3)	1.3

Income from continuing operations before income taxes	17.7	24.5		24.8	28.5
Income taxes	7.5	9.7		10.0	11.6

Income from continuing operations	10.2	14.8		14.8	16.9
Loss from discontinued operations	--	--		--	--

Net income	10.2%	14.8%		14.8%	16.9%

Admissions revenue decreased approximately $3.8 million, or 6.6 percent, and $3.0 million, or 2.7 percent, during the three and six months ended May 31, 2008, respectively, as compared to the same periods of the prior year. The decrease for the three month period is primarily attributable to the decreases in attendance for certain events conducted at Talladega, Phoenix, Richmond, Martinsville Speedway (“Martinsville”) and Kansas Speedway (“Kansas”). The decrease for the six month period is primarily attributable to the previously discussed events as well as the impact of inclement weather at certain events conducted at Auto Club Speedway and is partially offset by the increase in attendance for certain events conducted during Speedweeks at Daytona supporting the 50th running of the sold out Daytona 500.
Motorsports related revenue was consistent for the three months ended May 31, 2008 and increased approximately $4.6 million, or 2.2 percent, during the six months ended May 31, 2008, as compared to the same respective periods of the prior year. For the three month period, decreases in sponsorship revenues at certain IRL events conducted at Kansas and Homestead and advertising revenues were offset by an increase in television broadcast and ancillary rights for our NASCAR Sprint Cup, Nationwide and Craftsman Truck series events conducted during the period, as well as increased sponsorship revenues at certain NASCAR events conducted at Richmond, Talladega and Martinsville. The increase for the six month period is primarily attributable to increased sponsorship and television broadcast and ancillary rights for our NASCAR Sprint Cup, Nationwide and Craftsman Truck series events conducted at Daytona and Auto Club Speedway as well as the previously mentioned factors. To a lesser extent Sprint FANZONE passes, hospitality and other race related revenues for events conducted at Daytona contributed to the increase.

Food, beverage and merchandise revenue decreased approximately $2.5 million, or 12.2 percent, and increased approximately $1.1 million, or 2.7 percent, during the three and six months ended May 31, 2008, respectively, as compared to the same periods of the prior year. The decrease for the three month period is primarily attributable to the previously discussed decreases in attendance for certain events and consists primarily of decreases in concessions and catering. The increase for the six month period is substantially due to the previously mentioned increased attendance at events conducted during Speedweeks at Daytona, supporting the 50th running of the sold out Daytona 500, and consists primarily of higher per capita merchandise sales, partially offset by the previously mentioned decreases in attendance during the second fiscal quarter events.
Prize and point fund monies and NASCAR sanction fees increased approximately $916,000, or 2.7 percent, and $1.5 million, or 2.3 percent, during the three and six months ended May 31, 2008, as compared to the same periods of the prior year. The increases are primarily due to the previously discussed increase in television broadcast rights fees for the NASCAR Sprint Cup, Nationwide and Craftsman Truck series events during the period as standard NASCAR sanctioning agreements require a specific percentage of television broadcast rights fees to be paid to competitors as well as increased NASCAR point fund monies which are also paid to competitors.
Motorsports related expenses increased by approximately $434,000, or 1.1 percent, and $5.1 million, or 7.5 percent, during the three and six months ended May 31, 2008 respectively, as compared to the same periods of the prior year. The increase for the three and six month periods are primarily attributable to promotional and advertising expenses for certain events conducted during the periods including promotional and advertising expenses for the 50th running of the Daytona 500 in the first fiscal quarter. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue increased to approximately 25.0 percent and 22.9 percent for the three and six months ended May 31, 2008, as compared to 24.1 percent and 21.1 percent for the same respective periods in the prior year. The margin decrease is primarily due to the previously discussed increased amount of promotional and advertising expenses associated with events conducted during the three and six month periods.
Food, beverage and merchandise expense decreased approximately $305,000, or 2.5 percent, and increased approximately $1.6 million, or 7.1 percent, during the three and six months ended May 31, 2008, respectively, as compared to the same periods of the prior year. The decrease for the three month period is primarily attributable to variable costs associated with the previously discussed attendance decreases. The increase for the six month period is substantially attributable to variable costs associated with the higher sales during Speedweeks events conducted at Daytona, partially offset by the previously discussed decreases in the second fiscal quarter. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue increased to approximately 66.2 percent and 60.7 percent for the three and six months ended May 31, 2008, as compared to 59.7 percent and 58.2 percent for the same respective periods in the prior year. The margin decrease is primarily due to reduced catering and merchandising margins.
General and administrative expenses decreased approximately $3.2 million, or 10.2 percent, and $2.8 million, or 4.7 percent, during the three and six months ended May 31, 2008, respectively, as compared to the same periods of the prior year. The decreases in the three and six month periods are primarily attributable to reductions in legal fees and certain operating costs related to the pursuit of development projects. The decrease in the six month period is partially offset by the six months of expenses relating to Chicagoland and Route 66 Raceway in fiscal 2008 as compared to only four months of such expenses in the same period of the prior year subsequent to the February 2, 2007 acquisition. Increased property taxes and other costs related to our ongoing business also partially offset the decrease. General and administrative expenses as a percentage of total revenues decreased to approximately 16.2 percent and 15.2 percent for the three and six months ended May 31, 2008, as compared to 17.1 percent and 16.1 percent for the same respective periods in the prior year. The increased margin during the three and six month periods are primarily due to the previously discussed reduction in legal and other costs partially offset by the increases in property taxes and other costs related to our ongoing business.
Depreciation and amortization expense decreased approximately $3.8 million, or 17.9 percent, and $4.4 million, or 11.2 percent, during the three and six months ended May 31, 2008, respectively, as compared to the same periods of the prior year. The second quarter of fiscal 2007 included approximately $4.6 million additional accelerated depreciation for certain buildings being razed on our Daytona Beach campus as compared to approximately $0.5 million of comparable accelerated depreciation in the second quarter of fiscal 2008. Partially offsetting this decrease were other ongoing capital improvements. The six month period included $7.2 million of additional accelerated depreciation of the above mentioned buildings, in fiscal 2007, as compared to $1.0 million of comparable accelerated depreciation in the same period in fiscal 2008. Partially offsetting this decrease were six months of depreciation relating to Chicagoland and Route 66 Raceway in fiscal 2008 as compared to only 4 months of such depreciation in the same period of the prior year subsequent to the February 2, 2007 acquisition as well as other ongoing capital improvements.
For the three month period ended May 31, 2008, the $1.1 million non-cash charge for impairment of long-lived assets is primarily attributable to an increase in the estimated costs of fill removal related to our Staten Island property. To a lesser extent, certain other long-lived asset impairments also contributed to the charge. For the three month period ended May 31, 2007, the $9.1 million non-cash charge for impairment of long-lived assets was primarily attributable to our announcement on April 2, 2007, that we were abandoning our pursuit of the development of a motorsports entertainment facility in Kitsap County, Washington. In addition, in May 2007, we had entered into the Consent Order with DEC for the fill removal process on our Staten Island property and accrued the estimated total costs for such fill removal. See “Future Liquidity – Speedway Developments” for discussion of the Staten Island property.
Interest income decreased by approximately $555,000 and $5.0 million during the three and six months ended May 31, 2008, respectively, as compared to the same periods of the prior year. The decrease in the three month period is substantially due to lower cash and short-term investment balances driven by use of cash for Stock Purchase Plans. The decrease in the six month period is substantially due to the previously discussed non-cash charge of $3.8 million, or $0.07 per diluted share, to correct the carrying value of certain other assets. To a lesser extent, lower average cash and short-term investment balances contributed to the decrease.
Interest expense decreased by approximately $406,000, or 11.0 percent, and $853,000, or 11.0 percent, during the three and six months ended May 31, 2008, respectively, as compared to the same periods of the prior year. The decreases in the three and six month periods are primarily due to higher capitalized interest and lower average borrowings on our credit facility in the current periods.
Equity in net (loss) income from equity investments represents our pro rata share of the (loss) income from our 50.0 percent equity investment in SMISC, LLC and our pro rata share of the loss from our 37.5 percent equity investment in Raceway Associates prior to the acquisition of the remaining interest in February 2007 (see Equity and Other Investments — Motorsports Authentics). Because of the seasonal concentration of racing events, the results of operations for the three and six month periods ended May 31, 2008, are not indicative of the results to be expected for the year.
Our effective income tax rate was approximately 39.5 percent and 40.7 percent, for the three and six months ended May 31, 2008, respectively, as compared to 42.5 percent and 40.2 percent for the same respective periods of the prior year. The decrease in the effective income tax rate for the three months ended May 31, 2008 is primarily due to the tax treatment associated with losses incurred in our equity investments and certain state tax implications relating to the impairment of long-lived assets recognized in the second quarter of fiscal 2007. These decreases were offset during the six month period ended May 31, 2008, by the tax exempt nature of the previously discussed non-cash charge to interest income and other during the first quarter of fiscal 2008.
As a result of the foregoing, our income from continuing operations increased from approximately $18.4 million to approximately $26.0 million, or 41.4 percent, during the three months ended May 31, 2008, as compared to the same period of the prior year and from approximately $54.2 million to $62.3 million, or 14.8 percent, during the six months ended May 31, 2008, as compared to the same period of the prior year.
The operations of Nazareth are presented as discontinued operations, net of tax, for all periods presented in accordance with SFAS No. 144.
As a result of the foregoing, net income increased from approximately $18.4 million, or $0.35 per diluted share, to approximately $26.0 million, or $0.52 per diluted share, during the three months ended May 31, 2008, as compared to the same period of the prior year and from approximately $54.2 million, or $1.02 per diluted shares, to approximately $62.2 million, or $1.23 per diluted share, during the six months ended May 31, 2008, as compared to the same period of the prior year. The increase in the earnings per diluted share is enhanced by the reduction in the weighted average shares outstanding as a result of the previously discussed stock repurchase program (see Stock Purchase Plans).
.Liquidity and Capital Resources
General
We have historically generated sufficient cash flow from operations to fund our working capital needs and capital expenditures at existing facilities, payments of an annual cash dividend and more recently, to repurchase our shares under our Stock Purchase Plan. In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance of long-term debt, borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects. Our liquidity is primarily generated from our ongoing motorsports operations, and we expect our strong operating cash flow to continue in the future. In addition, as of May 31, 2008, we have approximately $300.0 million available to draw upon under our revolving credit facility, if needed. See “Future Liquidity” for additional disclosures relating to our credit facility and certain risks that may affect our near term operating results and liquidity.
During the six months ended May 31, 2008, our significant cash flows items include the following:
•	net cash provided by operating activities totaled approximately $147.5 million;

•	capital expenditures totaling approximately 69.8 million;

•	proceeds from the net sales of short-term investments totaling approximately $39.1 million; and

•	reacquisition’s of previously issued common stock totaling approximately $90.4 million.
Capital Expenditures
Capital expenditures totaled approximately $69.8 million for the six months ended May 31, 2008, compared to approximately $56.1 million for the six months ended May 31, 2007. The capital expenditures during the six months ended May 31, 2008, related to the installation of lighting at Chicagoland, improvements at Darlington including a new tunnel and repaving of the racing surface, construction of certain buildings supporting our operations and administration functions in Daytona Beach, Florida, escalators at Richmond, enhanced seating areas and a new premium recreational vehicle parking area at Michigan and a variety of other improvements and renovations to our facilities.
At May 31, 2008, we have approximately $101.0 million in capital projects currently approved for our existing facilities. These projects include the acquisition of land and land improvements at various facilities for expansion of parking, camping capacity and other uses, completion of lighting at Chicagoland and improvements at Darlington, improvements at California to enhance the fan experience, including installation of escalators to improve fan traffic and mobility, grandstand seating enhancements at Michigan and a variety of other improvements and renovations to our facilities that enable us to effectively compete with other sports venues for consumer and corporate spending.
As a result of these currently approved projects and anticipated additional approvals in fiscal 2008, we expect our total fiscal 2008 capital expenditures at our existing facilities will be approximately $100 million, depending on the timing of certain projects.
We review the capital expenditure program periodically and modify it as required to meet current business needs.
Future Liquidity
Long-Term Obligations and Commitments
On April 23, 2004, we completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, we completed an offer to exchange the senior notes for registered senior notes with substantially identical terms (“2004 Senior Notes”). At May 31, 2008, outstanding 2004 Senior Notes totaled approximately $300.3 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 4.2 percent and are due April 2009 (“4.2 percent Senior Notes”), and $150.0 million principal amount unsecured senior notes, which bear interest at 5.4 percent and are due April 2014. The 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Our subsidiaries are guarantors of the 2004 Senior Notes.
In June 2008 we entered into an interest rate swap agreement to effectively lock in a substantial portion of the interest rate on approximately $150.0 million notional amount in anticipation of refinancing the $150.0 million 4.2 percent Senior Notes that mature in April 2009.  Under this agreement, we receive floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount.
In connection with our February 2, 2007, acquisition of the 62.5 percent ownership interest in Raceway Associates we did not previously own, we assumed approximately $39.7 million in third party debt, consisting of three bank term loans and two revenue bonds payable.
•	The first bank term loan (“Chicagoland Term Loan”) was a construction loan for the development of Chicagoland with principal outstanding at the date of acquisition of approximately $28.4 million. We paid the remaining principal and accrued interest on the Chicagoland Term Loan subsequent to the acquisition in February 2007.

•	The second bank term loan (“4.9 percent Bank Loan”) consists of a construction and mortgage note with principal outstanding at the date of acquisition of approximately $3.3 million, original 20 year term due June 2018, with a current interest rate of 4.9 percent and a monthly payment of $48,000 principal and interest. The interest rate and monthly payments will be adjusted on June 1, 2008, and 2013. At May 31, 2008, outstanding principal on the 4.9 percent Bank Loan was approximately $2.8 million.

•	The third bank term loan (“6.3 percent Bank Loan”) consists of a mortgage note with principal outstanding at the date of acquisition of approximately $271,000, original five year term which matured and was fully paid in February 2008.

•	The first revenue bonds payable (“5.8 percent Revenue Bonds”) consist of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements with principal outstanding at the date of acquisition of approximately $2.5 million. The 5.8 percent Revenue Bonds have an initial interest rate of 5.8 percent and a monthly payment of $29,000 principal and interest. The interest rate will be adjusted on June 1, 2008 and will continue until maturity in June 2018. At May 31, 2008, outstanding principal on the 5.8 percent Revenue Bonds was approximately $2.2 million.

•	The second revenue bonds payable (“6.8 percent Revenue Bonds”) are special service area revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements with principal outstanding at the date of acquisition of approximately $5.2 million. The 6.8 percent Revenue Bonds are billed and paid as a special assessment on real estate taxes. Interest payments are due on a semi-annual basis at 6.8 percent with principal payments due annually. Final maturity of the 6.8 percent Revenue Bonds is January 2012. At May 31, 2008, outstanding principal on the 6.8 percent Revenue Bonds was approximately $4.3 million.
In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) issued approximately $71.3 million in TIF bonds in connection with the financing of construction of Kansas Speedway. At May 31, 2008, outstanding TIF bonds totaled approximately $66.6 million, net of the unamortized discount, which is comprised of a $17.9 million principal amount, 6.2 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by our wholly-owned subsidiary, Kansas Speedway Corporation. Principal (mandatory redemption) payments per the Funding Commitment are payable by Kansas Speedway Corporation on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. Kansas Speedway Corporation granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.

In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway’s boundaries and are not our obligation. Kansas Speedway Corporation has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At May 31, 2008, the Unified Government had approximately $3.2 million in 2002 STAR Bonds outstanding. Under a keepwell agreement, we have agreed to provide financial assistance to Kansas Speedway Corporation, if necessary, to support its guarantee of the 2002 STAR Bonds.
We currently have a $300.0 million revolving credit facility (“2006 Credit Facility”) which contains a feature that allows us to increase the credit facility to a total of $500.0 million, subject to certain conditions. The 2006 Credit Facility is scheduled to mature in June 2011, and accrues interest at LIBOR plus 30.0 — 80.0 basis points, based on our highest debt rating as determined by specified rating agencies. At May 31, 2008 there were no outstanding borrowings under the 2006 Credit Facility.
We have guaranteed minimum royalty payments under certain agreements through December 2015, with a remaining maximum exposure at May 31, 2008, of approximately $12.5 million.
Speedway Developments
In light of NASCAR’s publicly announced position regarding additional potential realignment of the NASCAR Sprint Cup Series schedule, we also believe there are still potential development opportunities in other new, underserved markets across the country. As such, we have been and are exploring opportunities for public/private partnerships targeted to develop one or more motorsports entertainment facilities in new markets, including Denver, Colorado, the Northwest US and the New York Metropolitan area.
Daytona Live! Development
In May 2007, we announced we had entered into a 50/50 joint venture (the “DLJV”) with The Cordish Company (“Cordish”), one of the largest and most respected developers in the country, to explore a potential mixed-use entertainment destination development to be named Daytona Live!, on 71 acres we already own. Located directly across International Speedway Boulevard from our Daytona International Speedway motorsports entertainment facility, the acreage currently includes an existing office building which houses our present corporate headquarters and certain offices of NASCAR. Preliminary conceptual designs call for a 200,000 square foot mixed-use retail/dining/entertainment area as well as a movie theater with up to 2,500-seats, a residential component and a 160-room hotel. The initial development will also include approximately 188,000 square feet of new office space to house the new headquarters of ISC, NASCAR, Grand American and their related businesses, and additional space for other tenants. Construction of the office building is underway and is expected to be complete by the fourth quarter of 2009. Final design plans for the development of the retail/dining/entertainment components are expected to be completed by the third quarter of 2008 and will incorporate the results of local market studies and further project analysis. The DLJV is hopeful to receive all necessary permitting and other approvals for the initial development during 2008. The current estimated cost for the initial development is approximately $250.0 million. Both ISC and Cordish will contribute an equal amount of equity to the DLJV. We expect our contribution to range between $5.0 million and $10.0 million in cash, as well as land currently owned. The remainder of the project will be primarily privately financed by the DLJV. However, specific financing considerations for the DLJV are dependent on several factors including lease arrangements, availability of project financing and overall market conditions. Lastly, if the DLJV proceeds with the retail/dining/entertainment phase of the project, our existing office building, which is not fully depreciated, will be razed once the new office building is completed. We expect to recognize approximately $2.1 million, or $0.03 per diluted share, of additional depreciation during fiscal 2008.
We are currently evaluating the terms of the Daytona Live! JV arrangements to determine if they are, or any portion of the arrangements are, considered to be variable interest entities in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities.” If the operations are determined to be variable interest entities for which we are determined to be the primary beneficiary, we will consolidate such entity or entities. The financing arrangements for the new headquarters office building are expected to close in the third quarter of fiscal 2008 at which time we will evaluate such portion of the project.
Kansas Hotel and Casino Development
In April 2007, the Kansas State Legislature authorized the development of four land-based casinos to be operated on behalf of the State by private management companies, including one for Wyandotte County, the locale of our Kansas Speedway.  The Kansas Lottery Commission will act as the state’s casino owner. The Kansas Gaming Commission has final approval in selecting the company to manage the one casino permitted under state law for Wyandotte County.  In September 2007, our wholly owned subsidiary Kansas Speedway Development Corporation (“KSDC”) and The Cordish Company, with whom we have formed a joint venture (“KJV”) to pursue this project, submitted a joint proposal to the Unified Government for the development of a casino, hotel and retail and entertainment project in Wyandotte County, on property adjacent to Kansas Speedway.  The Unified Government has approved rezoning of 102 acres at Kansas Speedway to allow development of the proposed project.   The Kansas Lottery Commission approved our proposal and those of the other casino projects proposed for Wyandotte County and negotiated management agreements with those respective managers. It then recommended the managers to the Gaming Commission which is expected to award the management agreement and development rights for Wyandotte County in September 2008.  The initial development is expected to cost in excess of $670.0 million, and would be financed by the KJV between KSDC and Cordish.  In December 2007, the KJV negotiated a memorandum of understanding with Hard Rock Hotel Holdings to brand the entertainment destination development as a Hard Rock Hotel & Casino.
We are currently evaluating the terms of the Kansas JV arrangements to determine if they are, or any portion of the arrangements are, considered to be variable interest entities in accordance with the FASB Interpretation No. 46(R). If the operations are determined to be variable interest entities for which we are determined to be the primary beneficiary, we will consolidate such entity or entities.
Internal Revenue Service Examination
The Internal Revenue Service (the “Service”) is currently performing a periodic examination of our federal income tax returns for the years ended November 30, 1999 through 2005 and has challenged the tax depreciation treatment of a significant portion of our motorsports entertainment facility assets. In order to prevent incurring additional interest related to fiscal 2005 and prior, we have approximately $117.9 million on deposit with the Service as of May 31, 2008, which is classified as long-term assets in our consolidated financial statements. Our deposits are not a payment of tax, and we will receive accrued interest on any of these funds ultimately returned to it. In June 2007 the Service commenced the administrative appeals process which is currently expected to take and additional three to twelve months to complete. If our appeal is not resolved satisfactorily, we will evaluate all of our options, including litigation. We believe that our application of the federal income tax regulations in question, which have been applied consistently since their enactment and have been subjected to previous IRS audits, is appropriate, and we intend to vigorously defend the merits of our position. While an adverse resolution of these matters could result in a material negative impact on cash flow, including payment of taxes from amounts currently on deposit with the Service, we believe that we have provided adequate reserves related to these matters including interest charges through May 31, 2008, and, as a result, do not expect that such an outcome would have a material adverse effect on results of operations.
Future Cash Flows
Our cash flow from operations consists primarily of ticket, hospitality, merchandise, catering and concession sales and contracted revenues arising from television broadcast rights and marketing partnerships. We believe that cash flows from operations, along with existing cash, cash equivalents, short-term investments, available borrowings under our 2006 Credit Facility, and the anticipated refinancing of the 4.2 percent Senior Notes, will be sufficient to fund:
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the three and six months ended May 31, 2008, there have been no material changes in our market risk exposures.
ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES
Subsequent to May 31, 2008, and prior to the filing of this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at May 31, 2008, and during the period prior to the filing of this report.
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
We are subject to changing governmental regulations and legal standards that could increase our expenses
A small portion of our property in Daytona Beach, near our corporate headquarters is in the process of having certain constituents above permitted levels in Florida remediated by a prior occupant of the property who has admitted causing the contamination and has assumed full liability for the remediation of the site. On January 25, 2008 we learned that during certain tests requested by the Florida DEP, in connection with this remediation four monitoring wells appeared to have constituents above permitted levels indicative of a gasoline spill. Additional tests specifically designed to look for these materials were performed which failed to provide confirmation of the preliminary results previously reported to us. At this point, we have concluded that these contaminants are not present on the subject property.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				(d) Maximum number of
				shares (or approximate
			(c) Total number of	dollar value of shares)
	(a)	(b)	shares purchased as	that may yet be
	Total number	Average	part of publicly	purchased under the
	of shares	price paid	announced plans or	plans or programs (in
Period	purchased	per share	programs	thousands)
March 1, 2008 - March 31, 2008	498,954	$40.08	498,954	$99,000
April 1, 2008 - April 30, 2008	236,666	42.25	236,666	89,000
May 1, 2008 - May 31, 2008	231,026	43.29	231,026	79,000

	966,646		966,646

In fiscal 2007 we implemented a share repurchase program under which we are authorized to purchase up to $150.0 million of our outstanding Class A common shares.  In February 2008 we announced that our Board of Directors had authorized an incremental $100.0 million share repurchase program, collectively these programs are described as the “Stock Purchase Plans.”  The Stock Purchase Plans allow us to purchase up to $250.0 million of our outstanding Class A common shares.  The timing and amount of any shares repurchased under the Stock Purchase Plans will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plans may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates. Since inception of the Stock Purchase Plans through May 31, 2008, we have purchased 3,805,486 shares of our Class A common shares, for a total of approximately $171.0 million.  Included in these totals are the purchases of 2,163,372 shares of our Class A common shares during the six months ended May 31, 2008, at an average cost of approximately $41.60 per share (including commissions), for a total of approximately $90.0 million.  These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1.  At May 31, 2008, we have approximately $79.0 million remaining under the current Stock Purchase Plans.

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

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)
Date: July 9, 2008	/s/ Daniel W. Houser
Daniel W. Houser, Vice President,
Chief Financial Officer, Treasurer