Form 10-Q
period 2008-08-31
INTERNATIONAL SPEEDWAY CORP
filed 2008-10-10
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2008
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class A Common Stock	27,548,564 shares	as of August 31, 2008
Class B Common Stock	21,344,727 shares	as of August 31, 2008

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30, 2007	August 31, 2008
	(Unaudited)
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$57,316	$51,610
Short-term investments	39,250	200
Restricted cash	—	3,206
Receivables, less allowance of $1,200 in 2007 and 2008, respectively	46,860	60,685
Inventories	4,508	5,454
Deferred income taxes	1,345	5,155
Prepaid expenses and other current assets	10,547	23,342

Total Current Assets	159,826	149,652

Property and Equipment, net of accumulated depreciation of $410,192 and $456,479, respectively	1,303,178	1,323,773
Other Assets:
Long-term restricted cash and investments	—	43,379
Equity investments	76,839	80,983
Intangible assets, net	178,984	178,876
Goodwill	118,791	118,791
Deposits with Internal Revenue Service	117,936	117,936
Other	26,563	34,675

	519,113	574,640

Total Assets	$1,982,117	$2,048,065

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$2,538	$152,875
Accounts payable	37,508	27,270
Deferred income	128,631	151,700
Income taxes payable	22,179	7,884
Other current liabilities	21,447	23,904

Total Current Liabilities	212,303	363,633

Long-Term Debt	375,009	273,381
Deferred Income Taxes	214,109	92,914
Long-Term Tax Liabilities	—	160,884
Long-Term Deferred Income	15,531	14,890
Other Long-Term Liabilities	6,077	9,338
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 30,010,422 and 27,385,472 issued and outstanding in 2007 and 2008, respectively	300	274
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 21,593,025 and 21,344,727 issued and outstanding in 2007 and 2008, respectively	216	213
Additional paid-in capital	621,528	503,784
Retained earnings	537,044	631,978
Accumulated other comprehensive loss	—	(3,224)

Total Shareholders’ Equity	1,159,088	1,133,025

Total Liabilities and Shareholders’ Equity	$1,982,117	$2,048,065

     See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Three Months Ended
	August 31, 2007	August 31, 2008
	(Unaudited)
	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$62,970	$62,697
Motorsports related	112,954	129,572
Food, beverage and merchandise	17,663	18,393
Other	1,978	2,546

	195,565	213,208
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	35,067	44,076
Motorsports related	46,364	50,888
Food, beverage and merchandise	10,605	11,670
General and administrative	31,383	27,651
Depreciation and amortization	23,825	17,865
Impairment of long-lived assets	108	33

	147,352	152,183

Operating income	48,213	61,025
Interest income and other	1,402	398
Interest expense	(4,041)	(4,012)
Equity in net loss from equity investments	(17,145)	(140)
Minority interest	—	130

Income from continuing operations before income taxes	28,429	57,401
Income taxes	18,882	18,559

Income from continuing operations	9,547	38,842
Loss from discontinued operations, net of income tax benefits of $40 and $41	(30)	(51)

Net income	$9,517	$38,791

Basic earnings per share:
Income from continuing operations	$0.18	$0.79
Loss from discontinued operations	—	—

Net income	$0.18	$0.79

Diluted earnings per share:
Income from continuing operations	$0.18	$0.79
Loss from discontinued operations	—	—

Net income	$0.18	$0.79

Dividends per share	$—	$—

Basic weighted average shares outstanding	52,473,146	49,035,405

Diluted weighted average shares outstanding	52,583,820	49,123,363

     See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Nine Months Ended
	August 31, 2007	August 31, 2008
	(Unaudited)
	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$175,518	$172,242
Motorsports related	322,453	343,657
Food, beverage and merchandise	57,028	58,821
Other	6,380	7,284

	561,379	582,004

EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	101,341	111,857
Motorsports related	115,244	124,912
Food, beverage and merchandise	33,506	36,201
General and administrative	90,127	83,631
Depreciation and amortization	62,973	52,618
Impairment of long-lived assets	9,184	1,914

	412,375	411,133

Operating income	149,004	170,871
Interest income and other	3,699	(2,278)
Interest expense	(11,781)	(10,899)
Equity in net (loss) income from equity investments	(21,756)	4,614
Minority interest	—	130

Income from continuing operations before income taxes	119,166	162,438
Income taxes	55,384	61,346

Income from continuing operations	63,782	101,092

Loss from discontinued operations, net of income tax benefits of $126 and $107	(56)	(118)

Net income	$63,726	$100,974

Basic earnings per share:
Income from continuing operations	$1.21	$2.02
Loss from discontinued operations	—	—

Net income	$1.21	$2.02

Diluted earnings per share:
Income from continuing operations	$1.20	$2.02
Loss from discontinued operations	—	—

Net income	$1.20	$2.02

Dividends per share	$0.10	$0.12

Basic weighted average shares outstanding	52,791,267	49,929,943

Diluted weighted average shares outstanding	52,905,851	50,025,969

     See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statement of Shareholders’ Equity

	Class A	Class B
	Common	Common			Accumulated
	Stock	Stock	Additional		Other	Total
	$.01 Par	$.01 Par	Paid-in	Retained	Comprehensive	Shareholders'
	Value	Value	Capital	Earnings	Loss	Equity

	(Unaudited)
	(In Thousands)
Balance at November 30, 2007	$300	$216	$621,528	$537,044	$—	$1,159,088
Activity 12/1/07 - 8/31/08:
Comprehensive income
Net income	—	—	—	100,974	—	100,974
Interest rate swap	—	—	—	—	(3,224)	(3,224)

Total comprehensive income						97,750
Cash dividends ($.12 per share)	—	—	—	(5,960)	—	(5,960)
Reacquisition of previously issued common stock	(29)	—	(119,934)	50	—	(119,913)
Minority interest	—	—	—	(130)	—	(130)
Conversion of Class B Common Stock to Class A Common Stock	3	(3)	—	—	—	—
Income tax benefit related to restricted stock plan	—	—	(101)	—	—	(101)
Stock-based compensation	—	—	2,291	—	—	2,291

Balance at August 31, 2008	$274	$213	$503,784	$631,978	$(3,224)	$1,133,025

     See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Nine Months Ended
	August 31, 2007	August 31, 2008
	(Unaudited)
	(In Thousands)
OPERATING ACTIVITIES
Net income	$63,726	$100,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,973	52,618
Minority interest	—	(130)
Stock-based compensation	3,233	2,291
Amortization of financing costs	388	387
Deferred income taxes	16,004	15,845
Loss (income) from equity investments	21,756	(4,614)
Excess tax benefits relating to stock-based compensation	(169)	(7)
Impairment of long-lived assets, non-cash	6,143	308
Other, net	1,314	3,826
Changes in operating assets and liabilities:
Receivables, net	(3,315)	(13,825)
Inventories, prepaid expenses and other assets	(28,737)	(13,540)
Deposits with Internal Revenue Service	(7,123)	—
Accounts payable and other liabilities	9,465	5,090
Deferred income	58,515	22,428
Income taxes	(2,576)	5,638

Net cash provided by operating activities	201,597	177,289

INVESTING ACTIVITIES
Capital expenditures	(70,439)	(87,422)
Acquisition of business, net of cash acquired	(87,111)	—
Proceeds from affiliate	67	4,700
Advance to affiliate	—	(16,572)
Increase in restricted cash	—	(46,585)
Proceeds from short-term investments	105,120	41,500
Purchases of short-term investments	(66,370)	(2,450)
Purchases of equity investments	—	(81)
Other, net	58	850

Net cash used in investing activities	(118,675)	(106,060)

FINANCING ACTIVITIES
Proceeds under credit facility	65,000	20,000
Payments under credit facility	(65,000)	(20,000)
Proceeds of long-term debt	—	51,300
Payment of long-term debt	(29,311)	(2,369)
Exercise of Class A common stock options	357	—
Cash dividends paid	(5,292)	(5,960)
Excess tax benefits relating to stock-based compensation	169	7
Reacquisition of previously issued common stock	(51,517)	(119,913)

Net cash used in financing activities	(85,594)	(76,935)

Net decrease in cash and cash equivalents	(2,672)	(5,706)
Cash and cash equivalents at beginning of period	59,681	57,316

Cash and cash equivalents at end of period	$57,009	$51,610

     See accompanying notes.

International Speedway Corporation
Notes to Consolidated Financial Statements
August 31, 2008
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
Starting in fiscal 2008, branding of two of the National Association for Stock Car Auto Racing’s (“NASCAR”) premiere series changed. The NASCAR NEXTEL Cup Series became the NASCAR Sprint Cup Series and the NASCAR Busch Series became the NASCAR Nationwide Series. Throughout the interim financial statements, the naming convention for these series is consistent with the branding in fiscal 2008.
Reclassifications. Certain prior year amounts in the Consolidated Statements of Operations have been reclassified to conform to the current year presentation.
Because of the seasonal concentration of racing events, the results of operations for the three and nine months ended August 31, 2007 and 2008 are not indicative of the results to be expected for the year.
Restricted Cash and Investments: Restricted cash and investments at August 31, 2008 include approximately $46.6 million deposited in trustee administered accounts, consisting of cash and certificates of deposit, for the construction of our new headquarters building (see Note 6).
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

4. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended August 31 (in thousands, except share amounts):

	Three Months Ended		Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2007	2008	2007	2008
Basic and diluted:
Income from continuing operations	$9,547	$38,842	$63,782	$101,092
Loss from discontinued operations	(30)	(51)	(56)	(118)

Net income	$9,517	$38,791	$63,726	$100,974

Basic earnings per share denominator:
Weighted average shares outstanding	52,473,146	49,035,405	52,791,267	49,929,943

Basic earnings per share:
Income from continuing operations	$0.18	$0.79	$1.21	$2.02
Loss from discontinued operations	—	—	—	—

Net income	$0.18	$0.79	$1.21	$2.02

Diluted earnings per share denominator:
Weighted average shares outstanding	52,473,146	49,035,405	52,791,267	49,929,943
Common stock options	17,956	357	18,184	1,736
Contingently issuable shares	92,718	87,601	96,400	94,290

Diluted weighted average shares outstanding	52,583,820	49,123,363	52,905,851	50,025,969

Diluted earnings per share:
Income from continuing operations	$0.18	$0.79	$1.20	$2.02
Loss from discontinued operations	—	—	—	—

Net income	$0.18	$0.79	$1.20	$2.02

Anti-dilutive shares excluded in the computation of diluted earnings per share	65,540	201,522	45,467	183,619

5. Discontinued Operations and Impairment of Long-Lived Assets
Nazareth Speedway
After the completion of Nazareth Speedway’s (“Nazareth”) fiscal 2004 events the Company suspended that facility’s major motorsports event operations. The NASCAR Nationwide Series and Indy Racing League (“IRL”) IndyCar Series events, then conducted at Nazareth, were realigned to other motorsports entertainment facilities within the Company’s portfolio. The property on which the former Nazareth Speedway was located continues to be marketed for sale and discussions are underway with multiple parties. For all periods presented, the results of operations of Nazareth are presented as discontinued operations.
Staten Island Property
In connection with the Company’s search for a site for a major motorsports entertainment facility in the New York metropolitan area its then majority-owned subsidiary, 380 Development, LLC, purchased a total 676 acres located in the New York City borough of Staten Island in early fiscal 2005. Land improvements including fill operations were subsequently commenced. In December 2006, the Company announced its decision to discontinue pursuit of the speedway development on Staten Island. The Company ceased fill operations while it addressed certain issues raised by the New York Department of Environmental Conservation (“DEC”) and the New York City Department of Sanitation (“DOS”), including the presence of, and need to remediate, fill containing constituents above regulatory thresholds. In May 2007, the Company entered into a Consent Order with DEC to resolve the issues surrounding these fill operations and the prior placement of fill at the site that contained constituents above regulatory thresholds. The Consent Order required the Company to remove non-compliant fill pursuant to the comprehensive fill removal plan. The Company completed fill removal activities in the second quarter of fiscal 2008. The Consent Order required the Company to pay a penalty to DEC of $562,500, half of which was paid in May 2007 and the other half of which has been suspended so long as the Company has complied with the terms of the Consent Order. During the nine month period ended August 31, 2008, the Company incurred an additional approximately $1.4 million, attributable to the fill removal process, which has been recognized as an Impairment of Long-lived Assets in the consolidated statements of operations. The property is currently marketed for sale and the Company has received significant interest from multiple parties.
6. Equity and Other Investments
Daytona Live! Development
In May 2007, the Company announced that it entered into a 50/50 joint venture (the “DLJV”) with The Cordish Company (“Cordish”), one of the largest and most respected developers in the country, to explore a potential mixed-use entertainment destination development to be named Daytona Live!, on 71 acres it already owns. Located directly across International Speedway Boulevard from the Company’s Daytona International Speedway motorsports entertainment facility, the acreage currently includes an existing office building which houses the Company’s present corporate headquarters and certain offices of NASCAR. Preliminary conceptual designs call for a 200,000 square foot mixed-use retail/dining/entertainment area as well as a movie theater with up to 2,500-seats, a residential component and a 160-room hotel. The initial development will also include approximately 188,000 square feet of office space to house the new headquarters of ISC, NASCAR, Grand American and their related businesses, and additional space for other tenants. Construction of the office building is underway and is expected to be complete by the fourth quarter of 2009. Final design plans for the development of the retail/dining/entertainment components are expected to be completed by the end of 2008 and will incorporate the results of local market studies and further project analysis. The DLJV is hopeful it will receive all necessary permitting and other approvals for the initial development during 2008. The current estimated cost for the initial development is approximately $250.0 million. The new headquarters office building was financed in July 2008 through a $51.3 million construction term loan obtained by Daytona Beach Live! Headquarters Building, LLC (“DBLHB”) a wholly owned subsidiary of the DLJV which was created to own and operate the office building once it is completed. Both ISC and Cordish anticipate contributing an equal amount to the DLJV for the remaining equity necessary for the project. The Company expects its contribution to range between $10.0 million and $15.0 million, plus land it currently owns. The remainder of the project is expected to be primarily privately financed by the DLJV. Specific financing considerations for the DLJV are dependent on several factors, including lease arrangements, availability of project financing and overall market conditions. Lastly, when the new headquarters building is completed the Company will relocate from its existing office building, which is not fully depreciated, and is expected to be subsequently razed. The Company expects to recognize approximately $2.1 million, or $0.03 per diluted share, of additional depreciation on this existing office building during fiscal 2008.
In accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, the Company has determined that DBLHB is a variable interest entity for which it is considered to be the primary beneficiary. As the primary beneficiary the Company has consolidated this entity in its financial statements as of August 31, 2008. As discussed above, in July 2008, DBLHB entered into a construction term loan agreement to finance the completion of the building. The construction loan agreement is collateralized by the underlying assets of DBLHB, including cash and real property of the new headquarters building which have a carrying value of approximately $54.2 million, at August 31, 2008, and is included in the Restricted Cash, Long-Term Restricted Cash and Investments, and Property and Equipment amounts recorded on the Consolidated Balance Sheets and Minority Interest amount recorded on the Consolidated Statements of Operations. As a master tenant of the building the Company has entered into a 25-year lease arrangement with DBLHB whereby such lease payments are consistent with the terms of the construction term loan funding requirements.The headquarters building financing is non-recourse to the Company and is secured by the lease between the Company and DBLHB.
In addition, the Company has evaluated the existing arrangements of DLJV and its remaining projects and has determined them to be variable interest entities as of August 31, 2008. The Company is presently not considered to be the primary beneficiary of these entities and accordingly it has accounted for them as equity investments in its financial statements at August 31, 2008. The maximum exposure of loss to the Company, as a result of its involvement with the DLJV, is approximately $2.5 million at August 31, 2008. The Company does not expect this determination to change during the course of the development of the project.
Kansas Hotel and Casino Development
In September 2007, The Company’s wholly owned subsidiary Kansas Speedway Development Corporation (“KSDC”) and The Cordish Company, with whom the Company has formed a joint venture (“KJV”), submitted a joint proposal to the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) for the development of a casino, hotel, retail and entertainment project in Wyandotte County, on property adjacent to Kansas Speedway. The Unified Government has approved rezoning of 102 acres at Kansas Speedway to allow development of the proposed project. In December 2007, the KJV negotiated a memorandum of understanding with Hard Rock Hotel Holdings to brand the entertainment destination development as a Hard Rock Hotel & Casino. The Kansas Lottery Commission will act as the state’s casino owner. The 1.5 million-square-foot, Hard Rock Hotel & Casino is expected to include a 300-room luxury hotel; a state-of-the-art casino with 3,000 slot machines and 140 gaming tables; 275,000 square-feet of destination retail, dining and entertainment including a live music venue; first-class resort amenities; and extensive meeting and convention facilities. In September 2008, the Kansas Lottery Gaming Facility Review Board awarded the casino management contract for Wyandotte County, Kansas to the KJV. Included in KJV’s proposal was ISC’s commitment to petition NASCAR to realign a second NASCAR Sprint Cup Series race to Kansas Speedway by no later than 2011. The source of the race, which will come from one of ISC’s other facilities, has not been determined.

The initial development is expected to cost approximately $705.0 million to construct and is scheduled for completion in fiscal 2011. Depending upon market conditions, the Company and Cordish anticipate contributing between 20.0 and 40.0 percent of the total cost to the KJV. The remaining portion is expected to be funded by non-recourse, secured debt financing obtained by the KJV. During construction of the hotel and casino entertainment development, the KJV will operate an initial phase casino with approximately 2,000 slot machines and 75 gaming tables.  The estimated construction cost for the initial phase casino is between $80.0 million and $90.0 million, with construction beginning in the first quarter of 2009 and opening in late fiscal 2009.  The Company’s 50.0 percent cash contribution to construct the initial phase casino will be between $40.0 million and $45.0 million, and will be part of the total Company contribution for the project.  As of August 31, 2008, the Company's maximum exposure to loss, as a result of its involvement with the KJV, is approximately $12.7 million. The Company has evaluated the existing arrangements of the KJV and has determined it to be a variable interest entity at August 31, 2008, in accordance with the FASB Interpretation No. 46(R); however it has been determined that the Company is not the primary beneficiary and accordingly it has been accounted for as an equity investment in the Company’s financial statements at August 31, 2008. The Company does not expect this determination to change during the course of the development of the project.
Including the aforementioned equity investments, the Company’s equity investments include a 50/50 joint venture with Speedway Motorsports, Inc. in, SMISC, LLC, which, through its wholly-owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics, the Company’s 50.0 percent limited partnership investment in Stock-Car Montreal L.P. and the Company’s pro rata share of its 37.5 percent equity investment in Raceway Associates prior to the acquisition of the remaining interest in February 2007.
Summarized financial information on the Company’s equity investments for the three and nine months ended August 31, 2007 and 2008, are as follows (in thousands):

	Three Months Ended
	August 31,	August 31,
	2007	2008

Net sales	$64,243	$56,356
Gross profit	(8,938)	16,646
Operating (loss) income	(34,097)	101
Net (loss) income	(34,291)	(280)

	Nine Months Ended
	August 31,	August 31,
	2007	2008

Net sales	$160,997	$174,054
Gross profit	24,309	58,346
Operating (loss) income	(43,653)	7,275
Net (loss) income	(44,121)	9,268
7. Goodwill and Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of the major classes of intangible assets relating to the Motorsports Event segment are as follows (in thousands):

	November 30, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Customer database	$500	$300	$200
Food, beverage and merchandise contracts	251	203	48

Total amortized intangible assets	751	503	248
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	923	—	923

Total non-amortized intangible assets	178,736	—	178,736

Total intangible assets	$179,487	$503	$178,984

	August 31, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Customer database	$500	$375	$125
Food, beverage and merchandise contracts	251	236	15

Total amortized intangible assets	751	611	140
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	923	—	923

Total non-amortized intangible assets	178,736	—	178,736

Total intangible assets	$179,487	$611	$178,876

The following table presents current and expected amortization expense of the existing intangible assets as of August 31, 2008 for each of the following periods (in thousands):

Amortization expense for the nine months ended August 31, 2008	$108
Estimated amortization expense for the year ending November 30:

2008	$143
2009	101
2010	1
2011	1
2012	1
There were no changes in the carrying value of goodwill during the nine months ended August 31, 2008.
8. Long-Term Debt
Long-term debt consists of the following (in thousands):

	November 30,	August 31,
	2007	2008

4.2 percent Senior Notes	$150,534	$150,247
5.4 percent Senior Notes	149,928	149,936
5.8 percent Bank Loan	2,973	2,686
6.3 percent Bank Loan	54	—
4.8 percent Revenue Bonds	2,289	2,141
6.8 percent Revenue Bonds	5,200	3,320
6.25 percent Construction Term Loan	—	51,300
TIF bond debt service funding commitment	66,569	66,626
2006 Credit facility	—	—

	377,547	426,256
Less: current portion	2,538	152,875

	$375,009	$273,381

On April 23, 2004, the Company completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, the Company completed an offer to exchange these unsecured senior notes for registered senior notes with substantially identical terms (“2004 Senior Notes”). At August 31, 2008, outstanding 2004 Senior Notes totaled approximately $300.2 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 4.2 percent and are due April 2009 (“4.2 percent Senior Notes”), and $150.0 million principal amount unsecured senior notes, which bear interest at 5.4 percent and are due April 2014. The 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at the option of the Company, at any time or from time to time at redemption prices as defined in the indenture. The Company’s subsidiaries are guarantors of the 2004 Senior Notes. The 2004 Senior Notes also contain various restrictive covenants. Total gross proceeds from the sale of the 2004 Senior Notes were $300.0 million, net of discounts of approximately $431,000 and approximately $2.6 million of deferred financing fees. The deferred financing fees are being treated as additional interest expense and amortized over the life of the 2004 Senior Notes on a straight-line method, which approximates the effective yield method. In March 2004, the Company entered into interest rate swap agreements to effectively lock in the interest rate on approximately

$150.0 million of the 4.2 percent Senior Notes. The Company terminated these interest rate swap agreements on April 23, 2004 and received approximately $2.2 million, which is being amortized over the life of the 4.2 percent Senior Notes.
In June 2008, the Company entered into an interest rate swap agreement to effectively lock in a substantial portion of the interest rate on approximately $150.0 million notional amount in anticipation of refinancing the $150.0 million 4.2% Senior Notes that mature in April 2009. Under this agreement, the Company receives floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. This agreement, with a principal notional amount of $150.0 million and an estimated fair value of a liability totaling $3.2 million at August 31, 2008, expires in February 2009.
In connection with the Company’s February 2, 2007, acquisition of the 62.5 percent ownership interest in Raceway Associates, LLC (“Raceway Associates”) it did not previously own, it assumed approximately $39.7 million in third party debt, consisting of three bank term loans and two revenue bonds payable.
•	The first bank term loan (“Chicagoland Term Loan”) was a construction loan for the development of Chicagoland Speedway (“Chicagoland”) with principal outstanding at the date of acquisition of approximately $28.4 million. The Company paid the remaining principal and accrued interest on the Chicagoland Term Loan subsequent to the acquisition in February 2007.

•	The second bank term loan (“5.8 percent Bank Loan”) consists of a construction and mortgage note with principal outstanding at the date of acquisition of approximately $3.3 million, original 20 year term due June 2018, with a current interest rate of 5.8 percent and a monthly payment of $48,000 principal and interest. The interest rate and monthly payments will be adjusted on June 1, 2013. At August 31, 2008, outstanding principal on the 5.8 percent Bank Loan was approximately $2.7 million.

•	The third bank term loan (“6.3 percent Bank Loan”) consists of a mortgage note with principal outstanding at the date of acquisition of approximately $271,000, original five year term due which matured and was fully paid in February, 2008.

•	The first revenue bonds payable (“4.8 percent Revenue Bonds”) consist of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements with principal outstanding at the date of acquisition of approximately $2.5 million. The 4.8 percent Revenue Bonds have an initial interest rate of 4.8 percent and a monthly payment of $29,000 principal and interest. At August 31, 2008, outstanding principal on the 4.8 percent Revenue Bonds was approximately $2.1 million.

•	The second revenue bonds payable (“6.8 percent Revenue Bonds”) are special service area revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements with principal outstanding at the date of acquisition of approximately $5.2 million. The 6.8 percent Revenue Bonds are billed and paid as a special assessment on real estate taxes. Interest payments are due on a semi-annual basis at 6.8 percent with principal payments due annually. Final maturity of the 6.8 percent Revenue Bonds is January 2012. At August 31, 2008, outstanding principal on the 6.8 percent Revenue Bonds was approximately $3.3 million.
In July 2008, DBLHB entered into a construction term loan agreement to finance the construction of the Company’s new headquarters building (see Note 6). The loan is comprised of a $51.3 million principal amount with an interest rate of 6.25 percent which matures 25 years after the completion of the headquarters building.
In January 1999, the Unified Government, issued approximately $71.3 million in taxable special obligation revenue (“TIF”) bonds in connection with the financing of construction of Kansas Speedway. At August 31, 2008, outstanding TIF bonds totaled approximately $66.6 million, net of the unamortized discount, which is comprised of a $17.9 million principal amount, 6.2 percent term bond due December 1, 2017 and $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly-owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation. The bond financing documents contain various restrictive covenants.
The Company currently has a $300.0 million revolving credit facility (“2006 Credit Facility”) which contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions. The 2006 Credit Facility is scheduled to mature in June 2011, and accrues interest at LIBOR plus 30.0-80.0 basis points, based on the Company’s highest debt rating as determined by specified rating agencies. The 2006 Credit Facility contains various restrictive covenants. At August 31, 2008 there were no outstanding borrowings under the 2006 Credit Facility. On October 1, 2008, the Company borrowed $150.0 million from the 2006 Credit Facility.

Total interest expense from continuing operations incurred by the Company was approximately $4.0 million for the three months ended August 31, 2007 and 2008, respectively, and $11.8 million and $10.9 million for the nine months ended August 31, 2007 and 2008, respectively. Total interest capitalized for the three months ended August 31, 2007 and 2008, was approximately $1.1 million and $1.6 million, respectively, and approximately $3.8 million and $4.9 million for the nine months ended August 31, 2007 and 2008, respectively.
Financing costs of approximately $5.7 million and $5.1 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2007 and August 31, 2008, respectively. These costs are being amortized on a straight line method, which approximates the effective yield method, over the life of the related financing.
9. Capital Stock
Stock Purchase Plans
In fiscal 2007 the Company implemented a share repurchase program under which it is authorized to purchase up to $150.0 million of its outstanding Class A common shares. In February 2008, the Company announced that its Board of Directors had authorized an incremental $100.0 million share repurchase program. Collectively these programs are described as the “Stock Purchase Plans.” The Stock Purchase Plans allow the Company to purchase up to $250.0 million of its outstanding Class A common shares. The timing and amount of any shares repurchased under the Stock Purchase Plans will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plans may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates. Since inception of the Stock Purchase Plans through August 31, 2008, the Company has purchased 4,548,675 shares of its Class A common shares, for a total of approximately $200.5 million. Included in these totals are the purchases of 2,906,561 shares of its Class A common shares during the nine months ended August 31, 2008, at an average cost of approximately $41.12 per share (including commissions), for a total of approximately $119.5 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At August 31, 2008, the Company has approximately $49.5 million remaining under the current Stock Purchase Plans.
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
In July 2008, the Company granted a total of 20,288 options to the non-employee directors and 30,000 options to certain non-officer managers to purchase the Company’s Class A Common Stock. The exercise price for both groups of options is $39.03 per share. The non-employee director’s options become exercisable one year after the date of grant and expire on the tenth anniversary of the date of grant. The non-officer manager’s options vest over a two and one-half year period and expire on the tenth anniversary of the date of grant. In accordance with SFAS 123(R) the Company is recognizing stock-based compensation on its stock options granted on the straight-line method over the requisite service period. The fair value of each option granted is estimated on the grant date using the Black-Scholes-Merton option-pricing valuation model that uses the assumptions in the following table.

Expected volatility	21.2%-24.2%
Weighted average volatility	22.4%
Expected dividends	0.3%
Expected term (in years)	5.0-7.3
Risk-free rate	3.3%-3.6%
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
As of December 1, 2007, the Company has a total liability of approximately $156.3 million for uncertain tax positions, inclusive of tax, interest, and penalties. Of this amount, approximately $130.0 million represents income tax liability for uncertain tax positions related to various federal and state income tax matters, primarily the tax depreciation issue currently under examination. If the accrued liability was de-recognized, approximately $2.5 million of taxes would impact the Company’s consolidated statement of operations as a reduction to its effective tax rate. Included in the balance sheet at December 1, 2007 are approximately $127.5 million of items of which, under existing tax laws, the ultimate deductibility is certain but for which the timing of the deduction is uncertain. Because of the impact of deferred income tax accounting, a deduction in a subsequent period would result in a deferred tax asset. Accordingly, upon de-recognition, the tax benefits associated with the reversal of these timing differences would have no impact, except for related interest and penalties, on the Company’s effective income tax rate. For the nine months ended August 31, 2008, the accrued tax liability for uncertain tax positions increased by approximately $2.7 million, of which approximately $0.2 million impacted the effective rate.
The Company recognizes interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. As of December 1, 2007, the Company has accrued approximately $25.7 million of interest and $0.6 million of penalties related to uncertain tax positions. As of August 31, 2008, the total amounts for accrued interest and penalties were approximately $27.5 million and $0.6 million, respectively. As of December 1, 2007 and August 31, 2008, if the accrued interest was de-recognized, approximately $15.6 million and $16.7 million, respectively, would impact the Company’s consolidated statement of operations as a reduction to its effective tax rate.
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
The tax treatment of providing a valuation allowance related to the losses incurred in the Company’s equity investments, as well as changes in the Michigan tax law during the third quarter of fiscal 2007 are the principal causes of the increased effective income tax rate during the three and nine months ended August 31, 2007.
The tax treatment of certain restructuring initiatives is the principal cause of the decreased effective income tax rate during the three and nine months ended August 31, 2008. The decrease was partially offset during the nine month period ended August 31, 2008, by the tax exempt nature of the previously discussed non-cash charge to interest income during the first quarter of fiscal 2008.
As a result of the above items the Company’s effective income tax rate increased from the statutory income rate to approximately 66.4 percent and 46.5 percent, respectively, for the three and nine months ended August 31, 2007, and decreased from the statutory income rate to approximately 32.3 percent and 37.8 percent for the three and nine months ended August 31, 2008.
12. Related Party Disclosures and Transactions
All of the racing events that take place during the Company’s fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association, the American Motorcyclist Association, the Automobile Racing Club of America, the American Sportbike Racing Association — Championship Cup Series, Grand American Road Racing Association, Historic Sportscar Racing, IRL, NASCAR, the National Hot Rod Association, the Porsche Club of America, the Sports Car Club of America, the Sportscar Vintage Racing Association, the United States Auto Club and the World Karting Association. NASCAR, which sanctions some of the Company’s principal racing events, is controlled by members of the France Family Group which, in turn, controls in excess of 68.0 percent of the combined voting power of the outstanding stock of the Company. Additionally, some members of the France Family Group serve as directors and officers of the Company. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR from continuing operations for disbursement to competitors, which are exclusive of NASCAR sanction fees, totaled approximately $29.7 million and $37.1 million for the three months ended August 31, 2007 and 2008, respectively, and approximately $87.1 million and $95.5 million for the nine months ended August 31, 2007 and 2008, respectively. There were no prize and point fund monies paid by the Company to NASCAR related to the discontinued operations for the three and nine months ended August 31, 2007 and 2008, respectively.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire NASCAR Sprint Cup, Nationwide and Craftsman Truck series schedules. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR Sprint Cup, Nationwide and Craftsman Truck series event. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Sprint Cup, Nationwide and Craftsman Truck series event as a component of its sanction fees and remits the remaining 90.0 percent to the event promoter. The event promoter pays 25.0 percent of the gross broadcast rights fees allocated to the event as part of the previously discussed prize money paid to NASCAR for disbursement to competitors. The Company’s television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR Sprint Cup, Nationwide and Craftsman Truck series events conducted at its wholly-owned facilities, and recorded as part of motorsports related revenue, were approximately $56.9 million and $69.6 million for the three months ended August 31, 2007 and 2008, respectively, and $176.4 million and $191.8 million for the nine months ended August 31, 2007 and 2008, respectively. There were no television broadcast and ancillary rights fees received from NASCAR related to discontinued operations during the three and nine months ended August 31, 2007 and 2008, respectively.

13. Commitments and Contingencies
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal and any required premium and interest on the 2002 STAR Bonds. At August 31, 2008, the Unified Government had approximately $3.2 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
The Company has guaranteed minimum royalty payments under certain agreements through December 2015, with a remaining maximum exposure at August 31, 2008, of approximately $12.2 million.
In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling $3.3 million at August 31, 2008. At August 31, 2008, there were no amounts drawn on the standby letters of credit.
As previously discussed, the Service is currently performing a periodic examination of the Company’s federal income tax returns for the years ended November 30, 1999 through 2005 and has challenged the tax depreciation treatment of a significant portion of its motorsports entertainment facility assets. In order to prevent incurring additional interest related to years through fiscal 2005, the Company has approximately $117.9 million on deposit with the Service as of August 31, 2008, which is classified as long-term assets in its consolidated financial statements. The Company’s deposits are not a payment of tax, and it will receive accrued interest on any of these funds ultimately returned to it. In June 2007 the Service commenced the administrative appeals process which is currently expected to take an additional three to twelve months to complete. If the Company’s appeal is not resolved satisfactorily, it will evaluate all of its options, including litigation. The Company believes that its application of the federal income tax regulations in question, which have been applied consistently since their enactment and have been subjected to previous IRS audits, is appropriate, and it intends to vigorously defend the merits of its position. While an adverse resolution of these matters could result in a material negative impact on cash flow, including payment of taxes from amounts currently on deposit with the Service, the Company believes that it has provided adequate reserves related to these matters including interest charges through August 31, 2008, and, as a result, does not expect that such an outcome would have a material adverse effect on results of operations.
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

14. Segment Reporting
The following tables provide segment reporting of the Company for the three and nine months ended August 31, 2007 and 2008 (in thousands):

	Three Months Ended August 31, 2007
	Motorsports	All
	Event	Other	Total

Revenues	$183,336	$13,200	$196,536
Depreciation and amortization	15,732	8,093	23,825
Operating income	46,217	1,996	48,213
Capital expenditures	7,134	7,193	14,327
Total assets	1,756,542	277,363	2,033,905
Equity investments	112,201	—	112,201

	Three Months Ended August 31, 2008
	Motorsports	All
	Event	Other	Total

Revenues	$200,999	$13,260	$214,259
Depreciation and amortization	15,788	2,077	17,865
Operating income	58,758	2,267	61,025
Capital expenditures	38,237	11,204	49,441
Total assets	1,744,052	304,013	2,048,065
Equity investments	80,983	—	80,983

	Nine Months Ended August 31, 2007
	Motorsports	All
	Event	Other	Total

Revenues	$530,089	$34,300	$564,389
Depreciation and amortization	45,143	17,830	62,973
Operating income	148,027	977	149,004
Capital expenditures	45,739	24,700	70,439

	Nine Months Ended August 31, 2008
	Motorsports	All
	Event	Other	Total

Revenues	$549,259	$35,765	$585,024
Depreciation and amortization	46,230	6,388	52,618
Operating income	167,210	3,661	170,871
Capital expenditures	66,266	21,156	87,422
Intersegment revenues were approximately $1.0 million and $1.1 million for the three months ended August 31, 2007 and 2008, respectively, and approximately $3.0 million for the nine months ended August 31, 2007 and 2008, respectively.
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
Included in the tables below, are condensed consolidating balance sheets as of November 30, 2007 and August 31, 2008, condensed consolidating statements of operations for the three and nine months ended August 31, 2007 and 2008, and condensed consolidating statements of cash flows for the nine months ended August 31, 2007 and 2008, of: (a) the Parent; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiary, consisting of the consolidated DBLHB variable interest entity; (d) elimination entries necessary to consolidate Parent with guarantor and non-guarantor subsidiary(ies); and (e) the Company on a consolidated basis (in thousands).

	Condensed Consolidating Balance Sheet at November 30, 2007
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Current assets	$17,882	$163,062	$—	$(21,118)	$159,826
Property and equipment, net	184,188	1,118,990	—	—	1,303,178
Advances to and investments in subsidiaries	2,971,213	1,011,557	—	(3,982,770)	—
Other assets	133,919	385,194	—	—	519,113

Total Assets	$3,307,202	$2,678,803	$—	$(4,003,888)	$1,982,117

Current liabilities	$39,877	$166,992	$—	$5,434	$212,303
Long-term debt	1,312,018	43,383	—	(980,392)	375,009
Deferred income taxes	58,633	155,476	—	—	214,109
Other liabilities	—	21,608	—	—	21,608
Total shareholders’ equity	1,896,674	2,291,344	—	(3,028,930)	1,159,088

Total Liabilities and Shareholders’ Equity	$3,307,202	$2,678,803	$—	$(4,003,888)	$1,982,117

	Condensed Consolidating Balance Sheet at August 31, 2008
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Current assets	$23,481	$136,687	$3,206	$(13,722)	$149,652
Property and equipment, net	31,889	1,285,244	6,640	—	1,323,773
Advances to and investments in subsidiaries	2,877,409	944,826	—	(3,822,235)	—
Other assets	142,779	388,539	43,322	—	574,640

Total Assets	$3,075,558	$2,755,296	$53,168	$(3,835,957)	$2,048,065

Current liabilities	$182,620	$177,724	$2,128	$1,161	$363,633
Long-term debt	1,094,762	(60,874)	51,300	(811,807)	273,381
Deferred income taxes	(62,561)	155,475	—	—	92,914
Other liabilities	164,108	21,004	—	—	185,112
Total shareholders’ equity	1,696,629	2,461,967	(260)	(3,025,311)	1,133,025

Total Liabilities and Shareholders’ Equity	$3,075,558	$2,755,296	$53,168	$(3,835,957)	$2,048,065

	Condensed Consolidating Statement of Operations
	For The Three Months Ended August 31, 2007
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Total revenues	$46	$222,518	$—	$(26,999)	$195,565
Total expenses	17,358	156,993	—	(26,999)	147,352
Operating (loss) income	(17,312)	65,525	—	—	48,213
Interest and other (expense) income, net	(10,352)	(5,111)	—	(4,321)	(19,784)
(Loss) income from continuing operations	(38,463)	52,331	—	(4,321)	9,547
Net (loss) income	(38,463)	52,301	—	(4,321)	9,517

	Condensed Consolidating Statement of Operations
	For The Three Months Ended August 31, 2008
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Total revenues	$355	$237,633	$—	$(24,780)	$213,208
Total expenses	8,824	168,139	—	(24,780)	152,183
Operating (loss) income	(8,469)	69,494	—	—	61,025
Interest and other (expense) income, net	3,733	4,525	(130)	(11,752)	(3,624)
(Loss) income from continuing operations	(18,773)	69,497	(130)	(11,752)	38,842
Net (loss) income	(18,773)	69,446	(130)	(11,752)	38,791

	Condensed Consolidating Statement of Operations
	For The Nine Months Ended August 31, 2007
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Total revenues	$608	$672,154	$—	$(111,383)	$561,379
Total expenses	42,296	481,462	—	(111,383)	412,375
Operating (loss) income	(41,688)	190,692	—	—	149,004
Interest and other (expense) income, net	(18,081)	11,127	—	(22,884)	(29,838)
(Loss) income from continuing operations	(88,891)	175,557	—	(22,884)	63,782
Net (loss) income	(88,891)	175,501	—	(22,884)	63,726

	Condensed Consolidating Statement of Operations
	For The Nine Months Ended August 31, 2008
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Total revenues	$1,264	$689,774	$—	$(109,034)	$582,004
Total expenses	27,349	492,818	—	(109,034)	411,133
Operating (loss) income	(26,085)	196,956	—	—	170,871
Interest and other (expense) income, net	(5,806)	22,063	(130)	(24,560)	(8,433)
(Loss) income from continuing operations	(73,138)	198,920	(130)	(24,560)	101,092
Net (loss) income	(73,138)	198,802	(130)	(24,560)	100,974

	Condensed Consolidating Statement of Cash Flows
	For The Nine Months Ended August 31, 2007
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(56,169)	$283,075	$—	$(25,309)	$201,597
Net cash provided by (used in) investing activities	112,493	(256,477)	—	25,309	(118,675)
Net cash used in financing activities	(56,283)	(29,311)	—	—	(85,594)

	Condensed Consolidating Statement of Cash Flows
	For The Nine Months Ended August 31, 2008
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(38,837)	$250,430	$1,925	$(36,229)	$177,289
Net cash provided by (used in) investing activities	162,119	(251,183)	(53,225)	36,229	(106,060)
Net cash (used in) provided in financing activities	(125,866)	(2,369)	51,300	—	(76,935)

PART I.	FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Discontinued Operations
Nazareth Speedway
After the completion of Nazareth Speedway’s (“Nazareth”) fiscal 2004 events we suspended its major motorsports event operations. The NASCAR Nationwide Series and IRL IndyCar Series events, then conducted at Nazareth, were realigned to other motorsports entertainment facilities within our portfolio. The property on which the former Nazareth Speedway was located continues to be marketed for sale and discussions are underway with multiple parties. For all periods presented, the results of operations of Nazareth are presented as discontinued operations.
Impairment of Long-Lived Assets
Staten Island Property
In connection with the our search for a site for a major motorsports entertainment facility in the New York metropolitan area our then majority-owned subsidiary, 380 Development, LLC, purchased a total 676 acres located in the New York City borough of Staten Island in early fiscal 2005. Land improvements including fill operations were subsequently commenced. In December 2006, we announced our decision to discontinue pursuit of the speedway development on Staten Island. We ceased ongoing fill operations while we addressed certain issues raised by the New York Department of Environmental Conservation (“DEC”) and the New York City Department of Sanitation (“DOS”), including the presence of, and need to remediate, fill containing constituents above regulatory thresholds. In May 2007, we entered into a Consent Order with DEC to resolve the issues surrounding these fill operations and the prior placement of fill at the site that contained constituents above regulatory thresholds. The Consent Order required us to remove non-compliant fill pursuant to the comprehensive fill removal plan. We completed fill removal activities in the second quarter of fiscal 2008. The Consent Order required us to pay a penalty to DEC of $562,500, half of which was paid in May 2007 and the other half of which has been suspended so long as we have complied with the terms of the Consent Order. During the nine month period ended August 31, 2008, we incurred an additional approximately $1.4 million, attributable to the fill removal process, which has been recognized as an Impairment of Long-lived Assets in the consolidated statements of operations. The property is currently marketed for sale and we have received significant interest from multiple parties.

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
Equity and Other Investments
Motorsports Authentics
In the fourth quarter of fiscal 2005 we partnered with Speedway Motorsports, Inc. in a 50/50 joint venture, SMISC, LLC, which, through its wholly-owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics. During the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006, Motorsports Authentics acquired Team Caliber and Action Performance, Inc., respectively, and became a leader in design, promotion, marketing and distribution of motorsports licensed merchandise. Subsequent to the acquisitions, Motorsports Authentics made significant progress towards improving the acquired business operations. To accelerate this improvement and more effectively position itself for long-term success in June 2007 it hired a new President and Chief Executive Officer. Under this new leadership, Motorsports Authentics is making important changes to the business and is executing well against its plans for fiscal 2008.
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
We continue to believe the sale of licensed merchandise represents a significant opportunity in the sport and are optimistic that the current management at Motorsports Authentics has developed a solid plan for the future. Our 50.0 percent portion of Motorsports Authentics’ results was equity in net income of approximately $196,000 for the third fiscal quarter of 2008 as compared to equity in net loss of approximately $16.9 million for the same period of the prior year and equity in net income of approximately $5.0 million for the nine months ending August 31, 2008 as compared to equity in net loss of approximately $20.6 million for the same period of the prior year. While we are encouraged with the fiscal 2008 year-to-date results, this trend may not be indicative of the results for future periods as the sale of licensed merchandise, like other areas of our business, is vulnerable to multiple risks including inclement weather and economic trends impacting consumer discretionary spending.
Stock Purchase Plans
In fiscal 2007 we implemented a share repurchase program under which we are authorized to purchase up to $150.0 million of our outstanding Class A common shares. In February 2008 we announced that our Board of Directors had authorized an incremental $100.0 million share repurchase program. Collectively these programs are described as the “Stock Purchase Plans.” The Stock Purchase Plans allow us to purchase up to $250.0 million of our outstanding Class A common shares. The timing and amount of any shares repurchased under the Stock Purchase Plans will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plans may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates. Since inception of the Stock Purchase Plans through August 31, 2008, we have purchased 4,548,675 shares of our Class A common shares, for a total of approximately $200.5 million. Included in these totals are the purchases of 2,906,561 shares of our Class A common shares during the nine months ended August 31, 2008, at an average cost of approximately $41.12 per share (including commissions), for a total of approximately $119.5 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At August 31, 2008, we have approximately $49.5 million remaining under the current Stock Purchase Plans.
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
Income Taxes
The tax treatment of providing a valuation allowance related to the losses incurred in our equity investments, as well as changes in the Michigan tax law during the third quarter of fiscal 2007 are the principal causes of the increased effective income tax rate during the three and nine months ended August 31, 2007.

The tax treatment of certain restructuring initiatives is the principal cause of the decreased effective income tax rate during the three and nine months ended August 31, 2008. The decrease was partially offset during the nine month period ended August 31, 2008, by the tax exempt nature of the previously discussed non-cash charge to interest income during the first quarter of fiscal 2008.
As a result of the above items our effective income tax rate increased from the statutory income rate to approximately 66.4 percent and 46.5 percent, respectively, for the three and nine months ended August 31, 2007, and decreased from the statutory income rate to approximately 32.3 percent and 37.8 percent for the three and nine months ended August 31, 2008.
Future Trends in Operating Results
Economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates, may impact our ability to sell tickets to our events and to secure revenues from corporate marketing partnerships. We believe that adverse economic trends, particularly credit availability, the decline in consumer confidence, the rise in unemployment and increased fuel and food costs, have significantly contributed to the decrease in attendance for certain of our motorsports entertainment events during fiscal 2008. The persistence of these trends could continue to adversely impact event attendance-related revenues. With regard to corporate marketing partner relationships, we believe that our presence in key markets, impressive portfolio of events and attractive fan demographics are beneficial and help to mitigate adverse economic trends as we continue to pursue renewal and expansion of existing marketing partnerships and establish new corporate relationships. This has most recently been demonstrated by our multi-year, multi- facility official status agreement with Coca Cola and our first multi-year facility naming rights agreement between Auto Club of Southern California and our California facility. As the economic outlook has further deteriorated over the past months, however, we have begun to see a slow down in corporate spending for hospitality. In addition, the process of securing sponsorship deals has become more time consuming as corporations are more closely scrutinizing their marketing budgets. Despite these current economic conditions, we continue to believe that revenues from our corporate marketing relationships will grow over the long term, contributing to strong earnings and cash flow stability and predictability.
An important component of our operating strategy has been our long-standing practice of focusing closely on supply and demand regarding additional capacity at our facilities. We continually evaluate the demand for our most popular racing events in order to only add capacity that we believe will provide an acceptable rate of return on invested capital. Through prudent expansion, we attempt to keep demand at a higher level than supply, which stimulates ticket renewals and advance sales. Advance ticket sales result in earlier cash flow and reduce the potential negative impact of actual and forecasted inclement weather on ticket sales. While we will adjust pricing outside of the sales cycle as needed as well as join with sponsors to offer promotions to generate additional ticket sales, we avoid rewarding last-minute ticket buyers by discounting tickets. We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth than to capture short-term incremental revenue. In addition to weather, there are a number of factors that impact attendance at our events and related admissions and food, beverage and merchandise revenues, including demand in the marketplace and discretionary consumer spending trends affected by employment and other lifestyle and economic conditions. Accordingly, we have instituted only modest increases in our weighted average ticket prices for fiscal 2008 and expect this positioning to continue into 2009. Over the long term, we will continue to optimize capacity, as well as the pricing and packaging of our tickets and other products.
Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction events at our facilities, particularly with NASCAR, whose sanctioned events at our wholly-owned facilities accounted for approximately 85.8 percent of our revenues in fiscal 2007. In January 2003, NASCAR announced it would entertain and discuss proposals from track operators regarding potential realignment of NASCAR Sprint Cup Series dates to more geographically diverse and potentially more desirable markets where there may be greater demand, resulting in an opportunity for increased revenues to the track operators. NASCAR approved realignments of certain NASCAR Sprint Cup and other events at our facilities for the 2004 through 2007 seasons. We believe that the realignments have provided, and will continue to provide, incremental net positive revenue and earnings as well as further enhance the sport’s exposure in highly desirable markets, which we believe benefits the sport’s fans, teams, sponsors and television broadcast partners as well as promoters. NASCAR has indicated that it is open to discussion regarding additional date realignments, and we plan to petition NASCAR for additional realignments of events in connection with our recently announced hotel and casino project at Kansas Speedway (see “Kansas Hotel and Casino Development”). We believe we are well positioned to capitalize on these future opportunities.
Starting in 2007, NASCAR entered into new combined eight-year agreements with FOX, ABC/ESPN, TNT and SPEED for the domestic broadcast and related rights for its Sprint Cup, Nationwide and Craftsman Truck series. The agreements total approximately $4.5 billion over the eight year period from 2007 through 2014. This results in an approximate $560.0 million gross average annual rights fee for the industry, a more than 40.0 percent increase over the previous contract average of $400.0 million annually. The industry rights fees were approximately $505.0 million for 2007, and will increase, on average, by approximately three percent per year through the 2014 season. The annual increase is expected to vary between two and four percent per year over the period. While the 2007 industry rights fees were less than the 2006 industry rights fees of approximately $576.0 million, in our opinion this should not overshadow the strategic importance and expected long-term benefits of the new contracts. NASCAR viewership is growing in

2008 and remains strong, with NASCAR Sprint Cup events consistently the highest rated televised sporting events, second only to the National Football League. Over the past several years, there has been a shift of major sports programming from network to cable. The cable broadcasters can support a higher investment through subscriber fees not available to networks, which has resulted in increased rights fees for these sports properties. Cable, however, reaches far fewer households than network broadcasts. We view NASCAR’s decision to keep approximately two-thirds of its Sprint Cup Series event schedule on network television as important to the sport’s future growth. The structure should continue to drive increased fan and media awareness for all three racing series, which will help fuel our long-term attendance and corporate-related revenues. We also welcomed the re-establishment of the sport’s broadcast relationship with ESPN, which we believe results in further exposure for NASCAR racing. First, we believe the NASCAR Nationwide Series has and will continue to significantly benefit from the improved continuity of its season-long presence on ESPN. In addition, we believe the sport as a whole benefits from the increased ancillary programming and nightly and weekly NASCAR-branded programming and promotions, similar to what ESPN does with the other major sports. The most significant benefit of the new contracts is the substantial increase in earnings and cash flow visibility for the entire industry over the contract period. Television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR Sprint Cup, Nationwide and Craftsman Truck series events conducted at our wholly-owned facilities under these agreements, and recorded as part of motorsports related revenue, were approximately $56.9 million and $69.6 million for the three months ended August 31, 2007 and 2008, respectively, and approximately $176.4 million and $191.8 million for the nine months ended August 31, 2007 and 2008, respectively.
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
Since we compete with newer entertainment venues for patrons and sponsors, we will continue to evaluate opportunities to enhance our facilities, thereby producing additional revenue opportunities and improving the event experience for our guests. Major examples of these efforts include:
•	The infield renovation at Daytona International Speedway (“Daytona”) that was completed for the start of the 2005 racing season. The Sprint FANZONE features numerous fan amenities and unique revenue generating opportunities, including garage walk-through areas, additional merchandise and concessions vending areas, waterfront luxury recreational vehicle parking areas, a large tunnel to accommodate team haulers and guest recreational vehicles in and out of the infield and other special amenities such as the infield’s signature structure, the Daytona 500 Club. In fiscal 2008 we have completed additions to the Sprint FANZONE as well as improvements to Daytona’s infield road course;

•	The fiscal 2005 renovation of Michigan International Speedway’s (“Michigan”) front stretch, including new ticket gates, new vendor and display areas, and several new concession stands, as well as the addition of club seats and luxury suites. In fiscal 2008 we are upgrading seating and sight lines in turn one;

•	The fiscal 2006 renovations and expansions at the Auto Club Speedway (formerly The California Speedway), where we renovated and expanded the facility’s front midway area. The new plaza features a full-service outdoor café with cuisine by celebrity chef Wolfgang Puck, in addition to a town center, retail store and concert stage. Other highlights include shade features, modified entry gates, expanded hospitality areas, radio broadcast locations, giant video walls, leisure areas and grass and water accents. This project was the direct result of fan feedback, and further demonstrates our commitment to providing a premium entertainment environment for our guests. In fiscal 2008, we are adding escalators to improve traffic flow to suites and tower seats as well as adding other fan amenities;

•	In fiscal 2006 we replaced approximately 14,000 grandstand seats behind turns three and four at Phoenix International Raceway (“Phoenix”) with upgraded grandstands and luxury suites behind turn one which provided improved sightlines and a more premium seating and suite experience for our fans. We also added a 100-person premier club called Octane atop the turn one grandstands, which provided guests with an elite setting to experience racing in style;

•	We repaved Talladega Superspeedway’s (“Talladega”) 2.6 mile oval in fiscal 2006. Talladega’s racing surface had not been repaved since 1979, and we believe the newly paved racing surface enhanced the thrilling on-track competition;

•	In fiscal 2007, in connection with the construction of the three-tiered grandstand at Richmond International Raceway (“Richmond”), we completed a 700-person, members only Torque Club for individual fans looking to enjoy a race weekend in style or businesses seeking to entertain clients. The Torque Club also serves as a unique site for special events on non-race weekends throughout the year. Escalators to improve traffic flow to the new Torque Club and grandstand are being added in fiscal 2008;

•	In fiscal 2008, we installed track lighting at Chicagoland Speedway (“Chicagoland”) as well as improving certain electrical infrastructure in certain camping areas;

•	In fiscal 2008, we repaved Darlington Raceway (“Darlington”) and constructed a tunnel which will give improved access to the infield;

•	In fiscal 2008, we constructed a new media center at Watkins Glen International (“Watkins Glen”) which is expected to increase appeal to media content providers, sports journalists, racing team owners and drivers and others involved in the motorsports industry; and

•	In fiscal 2008, we are constructing a new media center at Homestead-Miami Speedway (“Homestead”) which is expected to increase appeal to media content providers, sports journalists, racing team owners and drivers and others involved in the motorsports industry.
Our growth strategies include exploring ways to grow our businesses through acquisitions, developments and joint ventures. This has most recently been demonstrated through the acquisitions of the additional interests in Raceway Associates, LLC, owner and operator of Chicagoland and Route 66 Raceway, our Motorsports Authentics joint venture (see previous discussion of “Equity and Other Investments”) and our planned real estate development joint ventures with the Cordish Company (see “Daytona Live! Development” and “Kansas Hotel and Casino Development”).
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
Because of the seasonal concentration of racing events, the results of operations for the three and nine month periods ended August 31, 2007 and 2008 are not indicative of the results to be expected for the year.

Comparison of the Results for the Three and Nine Months Ended August 31, 2008 to the Results for the Three and Nine Months Ended August 31, 2007.
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2007	2008	2007	2008
	(Unaudited)
Revenues:
Admissions, net	32.2%	29.4%	31.3%	29.6%
Motorsports related	57.8	60.8	57.4	59.1
Food, beverage and merchandise	9.0	8.6	10.2	10.1
Other	1.0	1.2	1.1	1.2

Total revenues	100.0	100.0	100.0	100.0
Expenses:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	17.9	20.7	18.1	19.2
Motorsports related	23.7	23.9	20.5	21.5
Food, beverage and merchandise	5.4	5.4	6.0	6.2
General and administrative	16.0	13.0	16.1	14.4
Depreciation and amortization	12.2	8.4	11.2	9.0
Impairment on long-lived assets	0.1	0.0	1.6	0.3

Total expenses	75.3	71.4	73.5	70.6

Operating income	24.7	28.6	26.5	29.4
Interest income and other	0.7	0.2	0.7	(0.4)
Interest expense	(2.1)	(1.9)	(2.1)	(1.9)
Equity in net (loss) income from equity investments	(8.8)	(0.1)	(3.9)	0.8
Minority interest	0.0	0.1	0.0	0.0

Income from continuing operations before income taxes	14.5	26.9	21.2	27.9
Income taxes	9.6	8.7	9.9	10.5

Income from continuing operations	4.9	18.2	11.3	17.4
Loss from discontinued operations	0.0	0.0	0.0	0.0

Net income	4.9%	18.2%	11.3%	17.4%

The following event schedule changes impact the comparability for the three and nine month periods ending August 31, 2008 and 2007:
•	The fall NASCAR Sprint Cup and Nationwide series events were held at the Auto Club Speedway in California in the third quarter of fiscal 2008. The corresponding events were conducted in the fourth quarter of fiscal 2007.

•	An IRL Series event was held at Michigan in the third fiscal quarter of 2007 while no corresponding event was held in 2008.
•	In the third quarter of fiscal 2007, included in Equity in Net Loss From Equity Investments in our consolidated statements of operations, we recognized our portion of Motorsports Authentics write-down of certain inventory and related assets of approximately $12.4 million or $0.24 per diluted share after tax.
Admissions revenue decreased approximately $0.3 million, or 0.4 percent, and $3.3 million, or 1.9 percent, during the three and nine months ended August 31, 2008, respectively, as compared to the same periods of the prior year. The slight decrease for the three month period is primarily attributable to the decreases in attendance for certain events conducted during the period significantly offset by the timing of the fall events at the Auto Club Speedway. The decrease for the nine month period is primarily attributable to the previously discussed third quarter attendance, decreases in attendance for second quarter events and the impact of inclement weather at certain spring events conducted at Auto Club Speedway. These decreases are partially offset by the increase in attendance for certain events conducted during Speedweeks at Daytona supporting the 50th running of the sold out Daytona 500 and the timing of the fall events at Auto Club Speedway.
Motorsports related revenue increased approximately $16.6 million, or 14.7 percent, for the three months ended August 31, 2008 and increased approximately $21.2 million, or 6.6 percent, during the nine months ended August 31, 2008, as compared to the same respective periods of the prior year. For the three month period, the increase was primarily attributable to the timing of the fall events at Auto Club Speedway, an increase in television broadcast and ancillary rights for our NASCAR Sprint Cup, Nationwide and Craftsman Truck series events conducted during the period, as well as increased sponsorship revenues at certain NASCAR events conducted at Daytona, Watkins Glen and Michigan. The increase was partially offset by the IRL Series event conducted at Michigan in fiscal 2007 as well as decreases in sponsorship, hospitality and other revenues at certain events conducted during the quarter. The increase for the nine month period is primarily attributable to the timing of the fall events at Auto Club Speedway, increased sponsorship and television broadcast and ancillary rights for our NASCAR Sprint Cup, Nationwide and Craftsman Truck series events conducted during the fiscal year as well as the previously mentioned factors. To a lesser extent Sprint FANZONE passes, hospitality and other race related revenues for events conducted at Daytona contributed to the increase.
Food, beverage and merchandise revenue increased approximately $0.7 million, or 4.1 percent, and $1.8 million, or 3.1 percent, during the three and nine months ended August 31, 2008, respectively, as compared to the same periods of the prior year. The increase for the three month period is primarily attributable to the timing of the fall events at Auto Club Speedway offset by the previously discussed decreases in attendance for certain events. The increase for the nine month period is substantially due to the previously discussed factors as well as the increased attendance at events conducted during Speedweeks at Daytona, supporting the 50th running of the sold out Daytona 500, which consists primarily of higher per capita merchandise sales, partially offset by the decreases in attendance for certain events during the second fiscal quarter.
Prize and point fund monies and NASCAR sanction fees increased approximately $9.0 million, or 25.7 percent, and $10.5 million, or 10.4 percent, during the three and nine months ended August 31, 2008, as compared to the same periods of the prior year. The increases are primarily due to the timing of the fall events at Auto Club Speedway as well as the previously discussed increase in television broadcast rights fees for the NASCAR Sprint Cup, Nationwide and Craftsman Truck series events during the period as standard NASCAR sanctioning agreements require a specific percentage of television broadcast rights fees to be paid to competitors as well as increased NASCAR point fund monies.
Motorsports related expenses increased by approximately $4.5 million, or 9.8 percent, and $9.7 million, or 8.4 percent, during the three and nine months ended August 31, 2008 respectively, as compared to the same periods of the prior year. The increase for the three and nine month periods are primarily attributable to promotional and advertising expenses for certain events conducted during the periods including the 50th running of the Daytona 500 in the first fiscal quarter. Also contributing to the increase was the timing of the fall events at Auto Club Speedway. The increase was partially offset by costs associated with the IRL Series weekend at Michigan in fiscal 2007. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue increased to approximately 26.5 percent and 24.2 percent for the three and nine months ended August 31, 2008, as compared to 26.4 percent and 23.1 percent for the same respective periods in the prior year. The slight margin decrease is primarily due to the previously discussed increased promotional and advertising expenses.
Food, beverage and merchandise expense increased approximately $1.1 million, or 10.0 percent, and $2.7 million, or 8.0 percent, during the three and nine months ended August 31, 2008, respectively, as compared to the same periods of the prior year. The increase for the three month period is primarily attributable to the timing of the fall events at Auto Club Speedway partially offset by the decrease in variable costs associated with the previously discussed attendance decreases. The increase for the nine month period is attributable to the previously discussed factors and the variable costs associated with the higher sales during Speedweeks at Daytona, partially offset by the previously discussed decreases in attendance in the second fiscal quarter. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue is 63.4 percent and 61.5 percent for the three and nine months ended August 31, 2008, as compared to 60.0 percent and 58.8 percent for the same respective periods in the prior year. The margin decrease for the three month period is primarily due to reduced catering and merchandising margins.
General and administrative expenses decreased approximately $3.7 million, or 11.9 percent, and $6.5 million, or 7.2 percent, during the three and nine months ended August 31, 2008, respectively, as compared to the same periods of the prior year. The decreases in the three and nine month periods are primarily attributable to reductions in legal fees, certain operating costs related to the pursuit of development projects and an adjustment to property taxes. The decrease in the nine month period is partially offset by nine months of expenses relating to Chicagoland and Route 66 Raceway in fiscal 2008 as compared to only seven months of such expenses in the same period of the prior year subsequent to the February 2, 2007 acquisition. General and administrative expenses as a percentage of total revenues decreased to approximately 13.0 percent and 14.4 percent for the three and nine months ended August 31, 2008, as compared to 16.1 percent for the same respective periods in the prior year. The margin improvement during the three and nine month periods is primarily due to the previously discussed reduction in legal costs partially offset by increases in other costs related to our ongoing operations.
Depreciation and amortization expense decreased approximately $6.0 million, or 25.0 percent, and $10.4 million, or 16.4 percent, during the three and nine months ended August 31, 2008, respectively, as compared to the same periods of the prior year.
•	The three months ended August 31, 2007 included approximately $6.9 million additional accelerated depreciation for certain buildings being razed on our Daytona Beach campus, compared to $0.5 million in the comparable period of the current year. The current year decrease is partially offset by other ongoing capital improvements.

•	The nine months ended August 31, 2007 included $14.2 million of additional accelerated depreciation of the above mentioned buildings, compared to $1.6 million in the comparable period of the current year. The decrease is partially offset by depreciation expense associated with nine months of depreciation relating to Chicagoland and Route 66 Raceway in fiscal 2008 as compared to only seven months in the same period of the prior year subsequent to the February 2, 2007 acquisition, as well as other ongoing capital improvements.
For the three month periods ended August 31, 2008 and 2007, there were no significant non-cash charges for impairment of long-lived assets. For the nine month period:
•	Ended August 31, 2008, there was approximately $1.9 million of non-cash charges primarily attributable to an increase in the estimated costs of fill removal related to our Staten Island property. To a lesser extent, certain other long-lived asset impairments also contributed to the charge.

•	Ended August 31, 2007, the $9.2 million non-cash charge for impairment of long-lived assets was primarily attributable to our announcement on April 2, 2007, that we were abandoning our pursuit of the development of a motorsports entertainment facility in Kitsap County, Washington. In addition, in May 2007, we had entered into the Consent Order with DEC for the fill removal process on our Staten Island property and accrued the estimated total costs for such fill removal. See “Future Liquidity — Speedway Developments” for discussion of the Staten Island property.
Interest income decreased by approximately $1.0 million and $6.0 million during the three and nine months ended August 31, 2008, respectively, as compared to the same periods of the prior year. The decrease is primarily due to lower cash and short-term investment balances driven by use of cash for Stock Purchase Plans. The previously discussed non-cash charge of $3.8 million, or $0.07 per diluted share, to correct the carrying value of certain other assets significantly impacted the nine month period.
Interest expense remained consistent for the three months, and decreased approximately $900,000, or 7.5 percent, during the nine months ended August 31, 2008, as compared to the same periods of the prior year. The decrease in the nine month period is primarily due to higher capitalized interest and lower average borrowings on our credit facility in the current periods. The decrease is slightly offset by the interest expense related to our new headquarters building.
Equity in net (loss) income from equity investments improved significantly in the current fiscal periods as compared to the same respective periods of the prior year primarily due to the operations of Motorsports Authentics (see “Equity and Other Investments”). Our 50.0 percent limited partnership investment in Stock-Car Montreal L.P. and our pro rata share of the loss from our 37.5 percent equity investment in Raceway Associates prior to the acquisition of the remaining interest in February 2007 also contributed to the improvement in the current year.
Our effective income tax rate was approximately 32.3 percent and 37.8 percent, for the three and nine months ended August 31, 2008, respectively, as compared to 66.4 percent and 46.5 percent for the same respective periods of the prior year. The decrease in the effective income tax rate for the three months ended August 31, 2008 is primarily due to the tax treatment associated with losses incurred in our equity investments and changes in the Michigan tax law recognized in the third quarter of fiscal 2007 as well as certain restructuring initiatives in fiscal 2008. The decrease in the effective income tax rate for the nine months ended August 31, 2008 is primarily due to the aforementioned items as well as certain state tax implications relating to the impairment of long-lived assets recognized in the second quarter of fiscal 2007. The decrease was partially offset during the nine month period ended August 31, 2008, by the tax exempt nature of the aforementioned non-cash charge to interest income and other during the first quarter of fiscal 2008.
As a result of the foregoing, our income from continuing operations increased from approximately $9.5 million to approximately $38.8 million during the three months ended August 31, 2008, as compared to the same period of the prior year and from approximately $63.8 million to approximately $101.1 million during the nine months ended August 31, 2008, as compared to the same period of the prior year.
The operations of Nazareth are presented as discontinued operations, net of tax, for all periods presented in accordance with SFAS No. 144.
As a result of the foregoing, net income increased from approximately $9.5 million, or $0.18 per diluted share, to approximately $38.8 million, or $0.79 per diluted share, during the three months ended August 31, 2008, as compared to the same period of the prior year and from approximately $63.7 million, or $1.20 per diluted shares, to approximately $101.0 million, or $2.02 per diluted share, during the nine months ended August 31, 2008, as compared to the same period of the prior year. The increase in the earnings per diluted share is enhanced by the reduction in the weighted average shares outstanding as a result of the previously discussed stock repurchase program (see Stock Purchase Plans).

Liquidity and Capital Resources
General
We have historically generated sufficient cash flow from operations to fund our working capital needs and capital expenditures at existing facilities, payments of an annual cash dividend and, more recently, to repurchase our shares under our Stock Purchase Plan. In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance of long-term debt, borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects. Our liquidity is primarily generated from our ongoing motorsports operations, and we expect our strong operating cash flow to continue in the future. In addition, as of August 31, 2008, we had $300.0 million available to draw upon under our revolving credit facility. While we believe that we will be able to refinance our $150.0 million senior notes, which mature in April 2009, on satisfactory terms, on October 1, 2008 we borrowed $150 million on this revolving credit facility as a safeguard. See “Future Liquidity — Long-Term Obligations and Commitments” and “Future Cash Flows” for additional disclosures relating to our senior notes, credit facility and certain risks that may affect our near term operating results and liquidity.
During the nine months ended August 31, 2008, our significant cash flows items include the following:
•	net cash provided by operating activities totaled approximately $177.3 million;

•	capital expenditures totaling approximately $87.4 million;

•	proceeds from the net sales of short-term investments totaling approximately $39.1 million;

•	advances to affiliates, net of proceeds from affiliates, totaling approximately $11.9 million;

•	proceeds of long-term debt, net of increase in restricted cash, totaling approximately $4.7 million;

•	dividends paid totaling approximately $6.0 million; and

•	reacquisitions of previously issued common stock totaling approximately $119.9 million.
Capital Expenditures
Capital expenditures totaled approximately $87.4 million for the nine months ended August 31, 2008, compared to approximately $70.4 million for the nine months ended August 31, 2007. The capital expenditures during the nine months ended August 31, 2008, related to the installation of lighting at Chicagoland, improvements at Darlington including a new tunnel and repaving of the racing surface, escalators at Richmond, media center expansion at Watkins Glen, additions to the Sprint FANZONE as well as improvements to the infield road course at Daytona, escalators and other fan experience improvements at California, enhanced seating areas and a new premium recreational vehicle parking area at Michigan and a variety of other improvements and renovations to our facilities.
At August 31, 2008, we have approximately $87.6 million in capital projects currently approved for our existing facilities. These projects include the construction of our new headquarters building, grandstand seating enhancements at Daytona and Michigan, media center expansion at Homestead, improvements at California to enhance the fan experience, acquisition of land and land improvements at various facilities for expansion of parking, camping capacity and other uses and a variety of other improvements and renovations to our facilities that enable us to effectively compete with other sports venues for consumer and corporate spending.
As a result of these currently approved projects and anticipated additional approvals in fiscal 2008, we expect our total fiscal 2008 capital expenditures at our existing facilities will be approximately $90 million to $95 million, depending on the timing of certain projects.
We review the capital expenditure program periodically and modify it as required to meet current business needs.
Future Liquidity
Long-Term Obligations and Commitments
On April 23, 2004, we completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, we completed an offer to exchange the senior notes for registered senior notes with substantially identical terms (“2004 Senior Notes”). At August 31, 2008, outstanding 2004 Senior Notes totaled approximately $300.2 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 4.2 percent and are due April 2009 (“4.2 percent Senior Notes”), and $150.0 million principal amount unsecured senior notes, which bear interest at 5.4 percent and are due April 2014. The 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Our subsidiaries are guarantors of the 2004 Senior Notes.

In June 2008 we entered into an interest rate swap agreement to effectively lock in a substantial portion of the interest rate on approximately $150.0 million notional amount in anticipation of refinancing the $150.0 million 4.2 percent Senior Notes that mature in April 2009. Under this agreement, we receive floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. This agreement, with a principal notional amount of $150.0 million and an estimated fair value of a liability totaling $3.2 million at August 31, 2008, expires in February 2009.
In connection with our February 2, 2007, acquisition of the 62.5 percent ownership interest in Raceway Associates we did not previously own, we assumed approximately $39.7 million in third party debt, consisting of three bank term loans and two revenue bonds payable.
•	The first bank term loan (“Chicagoland Term Loan”) was a construction loan for the development of Chicagoland with principal outstanding at the date of acquisition of approximately $28.4 million. We paid the remaining principal and accrued interest on the Chicagoland Term Loan subsequent to the acquisition in February 2007.

•	The second bank term loan (“5.8 percent Bank Loan”) consists of a construction and mortgage note with principal outstanding at the date of acquisition of approximately $3.3 million, original 20 year term due June 2018, with a current interest rate of 5.8 percent and a monthly payment of $48,000 principal and interest. The interest rate and monthly payments will be adjusted on June 1, 2013. At August 31, 2008, outstanding principal on the 5.8 percent Bank Loan was approximately $2.7 million.

•	The third bank term loan (“6.3 percent Bank Loan”) consists of a mortgage note with principal outstanding at the date of acquisition of approximately $271,000, original five year term which matured and was fully paid in February 2008.

•	The first revenue bonds payable (“4.8 percent Revenue Bonds”) consist of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements with principal outstanding at the date of acquisition of approximately $2.5 million. The 4.8 percent Revenue Bonds have an initial interest rate of 4.8 percent and a monthly payment of $29,000 principal and interest. At August 31, 2008, outstanding principal on the 4.8 percent Revenue Bonds was approximately $2.1 million.

•	The second revenue bonds payable (“6.8 percent Revenue Bonds”) are special service area revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements with principal outstanding at the date of acquisition of approximately $5.2 million. The 6.8 percent Revenue Bonds are billed and paid as a special assessment on real estate taxes. Interest payments are due on a semi-annual basis at 6.8 percent with principal payments due annually. Final maturity of the 6.8 percent Revenue Bonds is January 2012. At August 31, 2008, outstanding principal on the 6.8 percent Revenue Bonds was approximately $3.3 million.
In July 2008, Daytona Beach Live! Headquarters Building, LLC (“DBLHB”) entered into a construction term loan agreement to finance the construction of our new headquarters building (see “Daytona Live! Development”). The loan is comprised of a $51.3 million principal amount with an interest rate of 6.25 percent which matures 25 years after the completion of the headquarters building.
In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) issued approximately $71.3 million in TIF bonds in connection with the financing of construction of Kansas Speedway. At August 31, 2008, outstanding TIF bonds totaled approximately $66.6 million, net of the unamortized discount, which is comprised of a $17.9 million principal amount, 6.2 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by our wholly-owned subsidiary, Kansas Speedway Corporation. Principal (mandatory redemption) payments per the Funding Commitment are payable by Kansas Speedway Corporation on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. Kansas Speedway Corporation granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway’s boundaries and are not our obligation. Kansas Speedway Corporation has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At August 31, 2008, the Unified Government had approximately $3.2 million in 2002 STAR Bonds outstanding. Under a keepwell agreement, we have agreed to provide financial assistance to Kansas Speedway Corporation, if necessary, to support its guarantee of the 2002 STAR Bonds.
We currently have a $300.0 million revolving credit facility (“2006 Credit Facility”) which contains a feature that allows us to increase the credit facility to a total of $500.0 million, subject to certain conditions. The 2006 Credit Facility is scheduled to mature in

June 2011, and accrues interest at LIBOR plus 30.0 — 80.0 basis points, based on our highest debt rating as determined by specified rating agencies. At August 31, 2008 there were no outstanding borrowings under the 2006 Credit Facility. On October 1, 2008 we borrowed $150 million from the 2006 Credit Facility.
We have guaranteed minimum royalty payments under certain agreements through December 2015, with a remaining maximum exposure at August 31, 2008, of approximately $12.2 million.
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
Daytona Live! Development
In May 2007, we announced we had entered into a 50/50 joint venture (the “DLJV”) with The Cordish Company (“Cordish”), one of the largest and most respected developers in the country, to explore a potential mixed-use entertainment destination development to be named Daytona Live!, on 71 acres we already own. Located directly across International Speedway Boulevard from our Daytona International Speedway motorsports entertainment facility, the acreage currently includes an existing office building which houses our present corporate headquarters and certain offices of NASCAR. Preliminary conceptual designs call for a 200,000 square foot mixed-use retail/dining/entertainment area as well as a movie theater with up to 2,500-seats, a residential component and a 160-room hotel. The initial development will also include approximately 188,000 square feet of office space to house the new headquarters of ISC, NASCAR, Grand American and their related businesses, and additional space for other tenants. Construction of the office building is underway and is expected to be complete by the fourth quarter of 2009. Final design plans for the development of the retail/dining/entertainment components are expected to be completed by the end of 2008 and will incorporate the results of local market studies and further project analysis. The DLJV is hopeful it will receive all necessary permitting and other approvals for the initial development during 2008.
The current estimated cost for the initial development is approximately $250.0 million. The new headquarters office building was financed in July 2008 through a $51.3 million construction term loan obtained by DBLHB a wholly owned subsidiary of the DLJV which was created to own and operate the office building once it is completed. Both ISC and Cordish anticipate contributing equal amounts to the DLJV for the remaining equity necessary for the project. We expect our contribution to range between $10.0 million and $15.0 million, plus land we currently own. The balance of funding is expected to be primarily privately financed by the DLJV. Specific financing considerations for the DLJV are dependent on several factors, including lease arrangements, availability of project financing and overall market conditions. Lastly, when the new headquarters building is completed we will relocate from our existing office building, which is not fully depreciated and is expected be subsequently razed. We expect to recognize approximately $2.1 million, or $0.03 per diluted share, of additional depreciation on this existing office building during fiscal 2008.
In accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, we have determined that DBLHB is a variable interest entity for which we are considered to be the primary beneficiary. As the primary beneficiary we have consolidated this entity in our financial statements as of August 31, 2008. As discussed above, in July 2008, DBLHB entered into a construction term loan agreement to finance the headquarters building. The construction loan agreement is collateralized by the underlying assets of DBLHB, including cash and the real property of the new office building which have a carrying value of approximately $54.2 million, at August 31, 2008, and is included in the Restricted Cash, Long-Term Restricted Cash and Investments, and Property and Equipment amounts recorded on the Consolidated Balance Sheets and Minority Interest amount recorded on the Consolidated Statements of Operations. As master tenant of the building we have entered into a 25-year lease arrangement with DBLHB whereby such lease payments are consistent with the terms of the construction term loan funding requirements. The headquarters building financing is non-recourse to us and is secured by the lease between us and DBLHB.
In addition, we have evaluated the existing arrangements of DLJV and its remaining projects and have determined them to be variable interest entities as of August 31, 2008. We are presently not considered to be the primary beneficiary of these entities and accordingly have accounted for them as equity investments in our financial statements at August 31, 2008. The maximum exposure of loss to us, as a result of our involvement with the DLJV, is approximately $2.5 million at August 31, 2008. We do not expect this determination to change during the course of the development of the project.
Kansas Hotel and Casino Development
In September 2007, our wholly owned subsidiary Kansas Speedway Development Corporation (“KSDC”) and The Cordish Company, with whom we have formed a joint venture (“KJV”) to pursue this project, submitted a joint proposal to the Unified Government for the development of a casino, hotel and retail and entertainment project in Wyandotte County, on property adjacent to Kansas Speedway. The Unified Government has approved rezoning of 102 acres at Kansas Speedway to allow development of the proposed project. In December 2007, the KJV negotiated a memorandum of understanding with Hard Rock Hotel Holdings to brand the entertainment destination development as a Hard Rock Hotel & Casino. The Kansas Lottery Commission will act as the state’s casino owner. In September 2008, the Kansas Lottery Gaming Facility Review Board awarded the casino management contract for Wyandotte County, Kansas to the KJV. Included in KJV’s proposal was our commitment to petition NASCAR to realign a second NASCAR Sprint Cup Series race to Kansas Speedway by no later than 2011. The source of the race, which will come from one of our other facilities, has not been determined.
The 1.5 million-square-foot, Hard Rock Hotel & Casino is expected to include a 300-room luxury hotel; a state-of-the-art casino with 3,000 slot machines and 140 gaming tables; 275,000 square-feet of destination retail, dining and entertainment including a live music venue; first-class resort amenities; and extensive meeting and convention facilities. The initial development is expected to cost approximately $705.0 million to construct and is scheduled for completion in fiscal 2011. Depending upon market conditions, we and Cordish anticipate contributing between 20.0 and 40.0 percent of the total cost to the KJV. The remaining portion is expected to be funded by non-recourse, secured debt financing obtained by the KJV. During construction of the hotel and casino entertainment development, the KJV will operate an initial phase casino with approximately 2,000 slot machines and 75 gaming tables.  The estimated construction cost for the initial phase casino is between $80.0 million and $90.0 million, with construction beginning in the first quarter of 2009 and opening in late fiscal 2009.  Our 50.0 percent cash contribution to construct the initial phase casino will be between $40.0 million and $45.0 million, and will be part of our total cash contribution for the project. As of August 31, 2008, our maximum exposure to loss, as a result of our involvement with the KJV, is approximately $12.7 million. We have evaluated the existing arrangements of the KJV and have determined it to be a variable interest entity at August 31, 2008, in accordance with the FASB Interpretation No. 46(R), however it has been determined that we are not the primary beneficiary and accordingly it has been accounted for as an equity investment in our financial statements at August 31, 2008. We do not expect this determination to change during the course of the development of the project.
Internal Revenue Service Examination
The Internal Revenue Service (the “Service”) is currently performing a periodic examination of our federal income tax returns for the years ended November 30, 1999 through 2005 and has challenged the tax depreciation treatment of a significant portion of our motorsports entertainment facility assets. In order to prevent incurring additional interest related to years through fiscal 2005, we have approximately $117.9 million on deposit with the Service as of August 31, 2008, which is classified as long-term assets in our consolidated financial statements. Our deposits are not a payment of tax, and we will receive accrued interest on any of these funds ultimately returned to it. In June 2007 the Service commenced the administrative appeals process which is currently expected to take and additional three to twelve months to complete. If our appeal is not resolved satisfactorily, we will evaluate all of our options, including litigation. We believe that our application of the federal income tax regulations in question, which have been applied consistently since their enactment and have been subjected to previous IRS audits, is appropriate, and we intend to vigorously defend the merits of our position. While an adverse resolution of these matters could result in a material negative impact on cash flow, including payment of taxes from amounts currently on deposit with the Service, we believe that we have provided adequate reserves related to these matters including interest charges through August 31, 2008, and, as a result, do not expect that such an outcome would have a material adverse effect on results of operations.
Future Cash Flows
Our cash flow from operations consists primarily of ticket, hospitality, merchandise, catering and concession sales and contracted revenues arising from television broadcast rights and marketing partnerships. We believe that cash flows from operations, along with existing cash, cash equivalents, short-term investments, available borrowings under our 2006 Credit Facility, and the anticipated refinancing of the 4.2 percent Senior Notes maturing in April 2009, will be sufficient to fund:
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
During the three and nine months ended August 31, 2008, there have been no material changes in our market risk exposures.

ITEM 4.	DISCLOSURE CONTROLS AND PROCEDURES
Subsequent to August 31, 2008, and prior to the filing of this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at August 31, 2008, and during the period prior to the filing of this report.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				(d) Maximum number of
				shares (or approximate
			(c) Total number of	dollar value of shares)
	(a)	(b)	shares purchased as	that may yet be
	Total number	Average	part of publicly	purchased under the
	of shares	price paid	announced plans or	plans or programs (in
Period	purchased	per share	programs	thousands)
June 1, 2008 - June 30, 2008	272,822	$42.82	272,822	$67,000
July 1, 2008 - July 31, 2008	274,004	37.72	274,004	57,000
August 1, 2008 - August 31, 2008	196,363	38.19	196,363	49,500

	743,189		743,189

In fiscal 2007 we implemented a share repurchase program under which we are authorized to purchase up to $150.0 million of our outstanding Class A common shares. In February 2008 we announced that our Board of Directors had authorized an incremental $100.0 million share repurchase program. Collectively these programs are described as the “Stock Purchase Plans.” The Stock Purchase Plans allow us to purchase up to $250.0 million of our outstanding Class A common shares. The timing and amount of any shares repurchased under the Stock Purchase Plans will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plans may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates. Since inception of the Stock Purchase Plans through August 31, 2008, we have purchased 4,548,675 shares of our Class A common shares, for a total of approximately $200.5 million. Included in these totals are the purchases of 2,906,561 shares of our Class A common shares during the nine months ended August 31, 2008, at an average cost of approximately $41.12 per share (including commissions), for a total of approximately $119.5 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At August 31, 2008, we have approximately $49.5 million remaining under the current Stock Purchase Plans.

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

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)
Date: October 9, 2008	/s/ Daniel W. Houser
Daniel W. Houser, Vice President,
Chief Financial Officer, Treasurer