Form 10-K
period 2008-11-30
INTERNATIONAL SPEEDWAY CORP
filed 2009-01-29
CIK 51548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year period ended November 30, 2008
INTERNATIONAL SPEEDWAY CORPORATION
(Exact name of registrant as specified in its charter)

1801 WEST INTERNATIONAL SPEEDWAY BOULEVARD, DAYTONA BEACH, FLORIDA	32114
(Address of principal executive offices)	(Zip code)

FLORIDA	O-2384	59-0709342
(State or other jurisdiction of	(Commission File Number)	(I.R.S. Employer Identification Number)
incorporation)
Registrant’s telephone number, including area code: (386) 254-2700
Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock — $.01 par value	NASDAQ/National Market System
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
YES ☐ NO ☑
The aggregate market value of the voting stock held by nonaffiliates of the registrant as of May 31, 2008 was $1,376,179,182.72 based upon the last reported sale price of the Class A Common Stock on the NASDAQ National Market System on Friday, May 30, 2008 and the assumption that all directors and executive officers of the Company, and their families, are affiliates.
At December 31, 2008, there were outstanding: No shares of Common Stock, $.10 par value per share, 27,868,700 shares of Class A Common Stock, $.01 par value per share, and 20,842,787 shares of Class B Common Stock, $.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE. The information required by Part III is to be incorporated by reference from the definitive information statement which involves the election of directors at our April 2009 Annual Meeting of Shareholders and which is to be filed with the Commission not later than 120 days after November 30, 2008. Certain of the exhibits listed in Part IV are incorporated by reference from the Company’s Registration Statement filed on Form S-4, File No. 333-118168.
EXCEPT AS EXPRESSLY INDICATED OR UNLESS THE CONTEXT OTHERWISE REQUIRES, “ISC,” “WE,” “OUR,” “COMPANY,” “US,” OR “INTERNATIONAL SPEEDWAY” MEAN INTERNATIONAL SPEEDWAY CORPORATION, A FLORIDA CORPORATION, AND ITS SUBSIDIARIES.

PART I
ITEM 1. BUSINESS
GENERAL
We are a leading owner of major motorsports entertainment facilities and promoter of motorsports themed entertainment activities in the United States. Our motorsports themed event operations consist principally of racing events at our major motorsports entertainment facilities. We currently own and/or operate 13 of the nation’s major motorsports entertainment facilities:
•	Daytona International Speedway in Florida;

•	Talladega Superspeedway in Alabama;

•	Michigan International Speedway in Michigan;

•	Richmond International Raceway in Virginia;

•	Auto Club Speedway of Southern California in California;

•	Kansas Speedway in Kansas;

•	Chicagoland Speedway in Illinois;

•	Phoenix International Raceway in Arizona;

•	Homestead-Miami Speedway in Florida;

•	Martinsville Speedway in Virginia;

•	Darlington Raceway in South Carolina;

•	Watkins Glen International in New York; and

•	Route 66 Raceway in Illinois.
In 2008, these motorsports entertainment facilities promoted well over 100 stock car, open wheel, sports car, truck, motorcycle and other racing events, including:
•	21 National Association for Stock Car Auto Racing (“NASCAR”) Sprint Cup Series events;

•	16 NASCAR Nationwide Series events;

•	nine NASCAR Craftsman Truck Series events;

•	five Indy Racing League (“IRL”) IndyCar Series events;

•	one National Hot Rod Association (“NHRA”) POWERade drag racing event;

•	six Grand American Road Racing Association (“Grand American”) events including the premier sports car endurance event in the United States, the Rolex 24 at Daytona; and

•	a number of other prestigious stock car, sports car, open wheel and motorcycle events.
Our business consists principally of promoting racing events at these major motorsports entertainment facilities, which, in total, currently have more than one million grandstand seats and over 550 suites. We earn revenues and generate substantial cash flows primarily from admissions, television and ancillary media rights fees, promotion and sponsorship fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating), advertising revenues, royalties from licenses of our trademarks and track rentals. We own Americrown Service Corporation (“Americrown”), which provides catering, concessions and merchandise sales and service at certain of our motorsports entertainment facilities. We also own and operate the Motor Racing Network, Inc. radio network, or MRN Radio, the nation’s largest independent motorsports radio network in terms of event programming, and the Daytona 500 EXperience—The Ultimate Motorsports Attraction, a motorsports themed entertainment complex and the Official Attraction of NASCAR.
Over the past several years, our business has grown through both internal and external initiatives. From fiscal 2004 through fiscal 2008, our revenues increased from approximately $646.3 million to $787.3 million. Significantly contributing to this increase was motorsports related revenues, which represented 51.6 percent of our total revenues in fiscal 2004 and 58.8 percent in fiscal 2008. Motorsports related revenues are primarily associated with domestic media rights fees from NASCAR’s eight year consolidated television broadcast rights agreements with FOX, ABC/ESPN, TNT and SPEED for the domestic broadcast and related rights for its Sprint Cup, Nationwide and Craftsman Truck series. Also contributing to Motorsports related revenues are sales to corporate marketing partners. The substantial majority of these revenues are supported by multi-year contracts that include annual growth escalators. This structure has broadened our financial stability through more predictable and recurring revenues and cash flows and should enable us to maintain our leadership position in the motorsports entertainment industry.
At the beginning of fiscal 2008, entitlement of two of NASCAR’s premiere series changed. The NASCAR NEXTEL Cup Series became the NASCAR Sprint Cup Series and the NASCAR Busch Series became the NASCAR Nationwide Series. Throughout this document, the naming convention for these series is consistent with the branding in fiscal 2008.
INCORPORATION
We were incorporated in 1953 under the laws of the State of Florida under the name “Bill France Racing, Inc.” and changed our name to “Daytona International Speedway Corporation” in 1957. With the groundbreaking for Talladega Superspeedway in 1968, we changed our name to “International Speedway Corporation.” Our principal executive offices are located at 1801 West International Speedway Boulevard, Daytona Beach, Florida 32114, and our telephone number is (386) 254-2700. We maintain a website at http://www.iscmotorsports.com . The information on our website is not part of this report.
OPERATIONS
The general nature of our business is a motorsports themed amusement enterprise, furnishing amusement to the public in the form of motorsports themed entertainment. Our motorsports themed event operations consist principally of racing events at our major motorsports entertainment facilities, which include providing catering, merchandise and food concessions at our motorsports entertainment facilities that host NASCAR Sprint Cup Series events except for catering and food concessions at Chicagoland Speedway (“Chicagoland”) and Route 66 Raceway (“Route 66”). Our other operations include the Daytona 500 EXperience motorsports entertainment complex, MRN Radio, our 50.0 percent equity investment in the joint venture SMISC, LLC (“SMISC”), which conducts business through a wholly owned subsidiary Motorsports Authentics, LLC, and certain other activities. We derived approximately 87.5 percent of our 2008 revenues from NASCAR-sanctioned racing events at our wholly owned motorsports entertainment facilities.
In addition to events sanctioned by NASCAR, in fiscal 2008, we promoted other stock car, open wheel, sports car, motorcycle and go-kart racing events sanctioned by the American Historic Racing Motorcycle Association, the American Motorcyclist Association, AMA Pro Racing, the Automobile Racing Club of America (“ARCA”), the American Sportbike Racing Association — Championship Cup Series (“CCS”), the Federation International de L’Automobile, the Federation International Motocycliste, Grand American, Historic Grand Prix, Historic Sportscar Racing, IRL, NHRA, the Porsche Club of America, the Sports Car Club of America (“SCCA”), the Sportscar Vintage Racing Association, Team Demo Association, the United States Auto Club (“USAC”), and the World Karting Association.
Americrown — Food, Beverage and Merchandise Operations
We conduct, either through operations of the particular facility or through certain wholly owned subsidiaries operating under the name “Americrown,” souvenir merchandising operations, food and beverage concession operations and catering services, both in suites and chalets, for customers at each of our motorsports entertainment facilities with the exception of food and beverage concessions and catering services at Chicagoland and Route 66.

MRN Radio
Our subsidiary, Motor Racing Network, Inc., does business under the name “MRN Radio,” but is not a radio station. Rather, it creates motorsports-related programming content carried on radio stations around the country, including a national satellite radio service, Sirius XM Radio. MRN Radio produces and syndicates to radio stations live coverage of the NASCAR Sprint Cup, Nationwide and Craftsman Truck series races and certain other races conducted at our motorsports entertainment facilities, as well as some races conducted at motorsports entertainment facilities we do not own. Each track presently has the ability to separately contract for the rights to radio broadcasts of NASCAR and certain other events held at its facilities. In addition, MRN Radio provides production services for Sprint Vision, the trackside large screen video display units, at substantially all NASCAR Series event weekends. MRN Radio also produces and syndicates daily and weekly NASCAR racing-themed programs. MRN Radio derives revenue from the sale of national advertising contained in its syndicated programming, the sale of advertising and audio and video production services for Sprint Vision, as well as from rights fees paid by radio stations that broadcast the programming.
Daytona 500 EXperience
We own and operate the Daytona 500 EXperience — The Ultimate Motorsports Attraction, a motorsports-themed entertainment complex and the Official Attraction of NASCAR. The Daytona 500 EXperience includes interactive media, rides, theaters, historical memorabilia and exhibits, tours, as well as riding and driving experiences of Daytona International Speedway (“Daytona”).
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
EQUITY INVESTMENTS
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
Daytona Live! Development
In May 2007, we announced we had entered into a 50/50 joint venture (the “DLJV”) with The Cordish Company (“Cordish”), one of the largest and most respected developers in the country, to explore a potential mixed-use entertainment destination development on 71 acres. The development named Daytona Live! is located directly across International Speedway Boulevard from our Daytona motorsports entertainment facility. The acreage that we currently own includes an existing office building which houses our present corporate headquarters and certain offices of NASCAR.
Preliminary conceptual designs call for a 200,000 square foot mixed-use retail/dining/entertainment area as well as a movie theater with up to 2,500-seats, a residential component and a 160-room hotel. The initial development will also include approximately 188,000 square feet of office space to house the new headquarters of ISC, NASCAR, Grand American and their related businesses, and additional space for other tenants. Construction of the office building is underway and is expected to be complete by the fourth quarter of 2009. To date, Cobb Theaters has signed on to anchor Daytona Live! with a 65,000 square foot, 14 screen theater. The theater will feature digital projection with 3-D capabilities, stadium seating and a loge level providing 350 reserved premium seats, and a full-service restaurant as well as in-seat service for food and beverages.

Final design plans for the development of the retail/dining/entertainment and hotel components are being completed and will incorporate the results of local market studies and further project analysis. The DLJV is hopeful it will receive all necessary permitting and other approvals for the initial development during 2009.
Our equity investments also include our 50.0 percent limited partnership investment in Stock-Car Montreal L.P. and our pro rata share of our 37.5 percent equity investment in Raceway Associates, LLC (“Raceway Associates”) prior to the acquisition of the remaining interest in February 2007.
Competition
We are among the largest owners of major motorsports themed entertainment facilities based on revenues, number of facilities owned or operated, number of motorsports themed events promoted and market capitalization. Racing events compete with other professional sports such as football, basketball, hockey and baseball, as well as other recreational events and activities. Our events also compete with other racing events sanctioned by various racing bodies such as NASCAR, IRL, CCS, USAC, SCCA, Grand American, ARCA and others, many of which are often held on the same dates at separate motorsports entertainment facilities. We believe that the type and caliber of promoted racing events, facility location, sight lines, pricing, variety of motorsports themed amusement options and level of customer conveniences and amenities are the principal factors that distinguish competing motorsports entertainment facilities.
Employees
As of November 30, 2008, we had over 1,000 full-time employees. We also engage a significant number of temporary personnel to assist during periods of peak attendance at our events, some of whom are volunteers. None of our employees are represented by a labor union. We believe that we enjoy a good relationship with our employees.
Company Website Access and SEC Filings
The Company’s website may be accessed at http://www.iscmotorsports.com. Through a link on the Investor Relations portion of our internet website, you can access all of our filings with the Securities and Exchange Commission (“SEC”). However, in the event that the website is inaccessible our filings are available to the public over the internet at the SEC’s website at http://www.sec.gov. You may also read and copy any document we file with the SEC at its public reference facilities at 100 F Street, NE, Washington, D.C. 20549. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities. You can also obtain information about us at the offices of the National Association of Securities Dealers, 1735 K St., N.W., Washington, D.C. 20006.
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
In the section that follows below, in cautionary statements made elsewhere in this report, and in other filings we have made with the SEC, we list the important factors that could cause our actual results to differ from our expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors described below and other factors set forth in or incorporated by reference in this report.
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
Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction the races we promote at our facilities, particularly NASCAR. NASCAR-sanctioned races conducted at our wholly-owned subsidiaries accounted for approximately 87.5 percent of our total revenues in fiscal 2008. Each NASCAR sanctioning agreement is awarded on an annual basis and NASCAR is not required to continue to enter into, renew or extend sanctioning agreements with us to conduct any event. Any adverse change in the present sanctioning practices (such as the proposal to establish a bid system which was contained in the complaint in the Kentucky Speedway litigation), could adversely impact our operations and revenue. Moreover, although our general growth strategy includes the possible development and/or acquisition of additional motorsports entertainment facilities, we have no assurance that any sanctioning body, including NASCAR, will enter into sanctioning agreements with us to conduct races at any newly developed or acquired motorsports entertainment facilities. Failure to obtain a sanctioning agreement for a major NASCAR event could negatively affect us. Similarly, although NASCAR has in the past approved our requests for realignment of sanctioned events, NASCAR is not obligated to modify its race schedules to allow us to schedule our races more efficiently or profitably.
•	Changes, declines and delays in consumer and corporate spending as well as illiquid credit markets could adversely affect us.
Our financial results depend significantly upon a number of factors relating to discretionary consumer and corporate spending, including economic conditions affecting disposable consumer income and corporate budgets such as:
•	employment;

•	business conditions;

•	interest rates; and

•	taxation rates.
These factors can impact both attendance at our events and advertising and marketing dollars available from the motorsports industry’s principal sponsors and potential sponsors. Economic and other lifestyle conditions such as illiquid consumer and business credit markets adversely affect consumer and corporate spending thereby impacting our growth, revenue and profitability. Unavailability of credit on favorable terms can adversely impact our growth, development and capital spending plans. General economic conditions were significantly and negatively impacted by the September 11, 2001 terrorist attacks and the war in Iraq and could be similarly affected by any future attacks, by a terrorist attack at any mass gathering or fear of such attacks, or by other acts or prospects of war. Any future attacks or wars or related threats could also increase our expenses related to insurance, security or other related matters. A weakened economic and business climate, as well as consumer uncertainty and the loss of consumer confidence created by such a climate, could adversely affect our financial results. Finally, our financial results could also be adversely impacted by a widespread outbreak of a severe epidemiological crisis.
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
France Family Group members, together, beneficially own approximately 38.0 percent of our capital stock and over 68.0 percent of the combined voting power of both classes of our common stock. Historically members of the France Family Group have voted their shares of common stock in the same manner. Accordingly, they can (without the approval of our other shareholders) elect our entire Board of Directors and determine the outcome of various matters submitted to shareholders for approval, including fundamental corporate transactions and have done so in the past. If holders of class B common stock other than the France Family Group elect to convert their beneficially owned shares of class B common stock into shares of class A common stock and members of the France Family Group do not convert their shares, the relative voting power of the France Family Group will increase. Voting control by the France Family Group may discourage certain types of transactions involving an actual or potential change in control of us, including transactions in which the holders of class A common stock might receive a premium for their shares over prevailing market prices.
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
The Internal Revenue Service (the “Service”) is currently performing a periodic examination of our federal income tax returns for the years ended November 30, 1999 through November 30, 2005 and is challenging the tax depreciation treatment for a significant portion of our motorsports entertainment facility assets. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109 “Accounting for Income Taxes” we have accrued a deferred tax liability based on the differences between our financial reporting and tax bases of such assets and have recorded a reserve for additional interest that may be due. An adverse resolution of these matters could result in a material negative impact on cash flow, including payment of taxes from amounts currently on deposit with the Service.
•	Future impairment of goodwill and other intangible assets or long-lived assets by us or our equity investments and joint ventures could adversely affect our financial results
Our consolidated balance sheets include significant amounts of goodwill and other intangible assets and long-lived assets which could be subject to impairment.
•	In fiscal 2006, we recorded a non-cash before-tax charge of approximately $84.7 million as an impairment of long-lived assets due to our decision to discontinue pursuit of a speedway development on Staten Island;

•	In fiscal 2007, we recorded a before-tax charge of approximately $13.1 million as an impairment of long-lived assets due to our decisions to discontinue pursuit of a speedway development in Kitsap County, Washington, costs associated with the fill removal process at our Staten Island property and impairment charges relating to certain other long-lived assets; and

•	In fiscal 2008, we recorded a before-tax charge of approximately $2.2 million as an impairment of long-lived assets primarily attributable to costs associated with the fill removal process at our Staten Island property and impairments of certain other long-lived assets.
As of November 30, 2008, goodwill and other intangible assets and property and equipment accounts for approximately $1,628.8 million, or 74.7 percent of our total assets. We account for our goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and for our long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Both SFAS No. 142 and No. 144 require testing goodwill and other intangible assets and long-lived assets for impairment based on assumptions regarding our future business outlook. While we continue to review and analyze many factors that can impact our business prospects in the future, our analyses are subjective and are based on conditions existing at and trends leading up to the time the assumptions are made. Actual results could differ materially from these assumptions. Our judgments with regard to our future business prospects could impact whether or not an impairment is deemed to have occurred, as well as the timing of the recognition of such an impairment charge. If future testing for impairment of goodwill and other intangible assets or long-lived assets results in a reduction in their carrying value, we will be required to take the amount of the reduction in such goodwill and other intangible assets or long-lived assets as a non-cash charge against operating income, which would also reduce shareholders’ equity.
In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments we exert significant influence on the investee but do not have effective control over the investee, which adds an additional element of risk that can adversely impact our financial position and results of operations.
Our equity investments at November 30, 2008, totaled $77.6 million, consisting primarily of our 50/50 joint venture with SMISC, operating as Motorsports Authentics. Motorsports Authentics consolidated balance sheets include significant amounts of goodwill and other intangible assets and long-lived assets. In fiscal year 2008, Equity in Net Income From Equity Investments includes net income of approximately $1.6 million, or $0.04 per diluted share, representing our portion of the results from our 50.0 percent indirect interest in Motorsports Authentics. In fiscal 2007, Equity in Net Loss From Equity Investments includes a net loss of $57.0 million, or $1.04 per diluted share, which is comprised of a loss from operations, that included the write-down of certain inventory and related assets and an impairment of goodwill, certain intangibles and other long-lived assets. Our portion of the Motorsports Authentics net loss from operations for fiscal 2006 included in Equity in Net Loss From Equity Investments was $3.3 million, or $0.05 per diluted share.
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
With the exception of issues concerning the fill operations on Staten Island raised by the New York State Department of Environmental Conservation (“DEC”) and the New York City Department of Sanitation (“DOS”), including the presence of, and need to remediate, fill containing constituents above permitted regulatory thresholds, we believe that our operations are in material compliance with all applicable federal, state and local environmental, land use and other laws and regulations. In May 2007, we entered into a Consent Order with DEC to resolve several issues surrounding these fill operations and the prior placement of fill at the site that contained constituents above regulatory thresholds. The Consent Order required us to remove non-compliant fill pursuant to the comprehensive fill removal plan. We completed fill removal activities in the second quarter of fiscal 2008. The Consent Order also required us to pay a penalty to DEC of $562,500, half of which was paid in May 2007 and the other half of which has been suspended so long as we comply with the terms of the Consent Order.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None

ITEM 2. PROPERTIES
Motorsports Entertainment Facilities
The following table sets forth current information relating to each of our motorsports entertainment facilities as of November 30, 2008:

				NASCAR
				SPRINT	OTHER		MEDIA
		2008 YEAR END CAPACITY		CUP	MAJOR	MARKETS	MARKET
TRACK NAME	LOCATION	SEATS	SUITES	EVENTS	EVENTS(1)	SERVED	RANK
Daytona International Speedway	Daytona Beach, Florida	159,000	112	4	7	Orlando/Central Florida	19
Talladega Superspeedway	Talladega, Alabama	143,000	30	2	3	Atlanta/ Birmingham	8/40
Michigan International Speedway	Brooklyn, Michigan	129,000	44	2	3	Detroit	11
Richmond International Raceway	Richmond, Virginia	109,000	41	2	3	Washington D.C.	9
Auto Club Speedway of Southern California	Fontana, California	91,000	90	2	4	Los Angeles	2
Kansas Speedway	Kansas City, Kansas	80,000	54	1	4	Kansas City	31
Chicagoland Speedway	Joliet, Illinois	75,000	24	1	3	Chicago	3
Phoenix International Raceway	Phoenix, Arizona	67,000	46	2	3	Phoenix	12
Homestead-Miami Speedway	Homestead, Florida	63,000	71	1	4	Miami	16
Martinsville Speedway	Martinsville, Virginia	61,000	22	2	2	Greensboro/Winston-Salem	46
Darlington Raceway	Darlington, South Carolina	61,000	16	1	1	Columbia	81
Watkins Glen International	Watkins Glen, New York	35,000	8	1	4	Buffalo/Rochester	50/78
Route 66 Raceway	Joliet, Illinois	30,000	—	—	1 (2)	Chicago	3

(1)	Other major events include NASCAR Nationwide and Craftsman Truck series; IRL; ARCA; Grand American; and, AMA Pro Racing.

(2)	Route 66 hosts a NHRA POWERade Drag Racing Series event.
DAYTONA INTERNATIONAL SPEEDWAY. Daytona International Speedway is a 2.5 mile high-banked, lighted, asphalt, tri-oval superspeedway that also includes a 3.6-mile road course. The lease on the property expires in 2054, including renewal options. The facility is situated on 440 acres and is located in Daytona Beach, Florida.
TALLADEGA SUPERSPEEDWAY. Talladega Superspeedway is a 2.6 mile high-banked, asphalt, tri-oval superspeedway with a 1.3-mile infield road course. The facility is situated on 1,435 acres and is located about 90 minutes from Atlanta, Georgia and 45 minutes from Birmingham, Alabama.
MICHIGAN INTERNATIONAL SPEEDWAY. Michigan International Speedway is a 2.0 mile moderately-banked, asphalt, tri-oval superspeedway. The facility is situated on 1,180 acres and is located in Brooklyn, Michigan, approximately 70 miles southwest of Detroit and 18 miles southeast of Jackson.
RICHMOND INTERNATIONAL RACEWAY. Richmond International Raceway is a 0.8 mile moderately-banked, lighted, asphalt, oval, intermediate speedway. The facility is situated on 635 acres and is located approximately 10 miles from downtown Richmond, Virginia.

AUTO CLUB SPEEDWAY OF SOUTHERN CALIFORNIA. Auto Club Speedway of Southern California is a 2.0 mile moderately-banked, lighted, asphalt, tri-oval superspeedway. The facility is situated on 566 acres and is located approximately 40 miles east of Los Angeles in Fontana, California. The facility also includes a quarter mile drag strip and a 2.8-mile road course.
KANSAS SPEEDWAY. Kansas Speedway is a 1.5 mile moderately-banked, asphalt, tri-oval superspeedway. The facility is situated on 1,000 acres and is located in Kansas City, Kansas.
CHICAGOLAND SPEEDWAY. Chicagoland Speedway is a 1.5 mile moderately-banked, lighted, asphalt, tri-oval superspeedway. The facility is situated on 930 acres and is located in Joliet, Illinois, approximately 35 miles from Chicago, Illinois.
PHOENIX INTERNATIONAL RACEWAY. Phoenix International Raceway is a 1.0 mile low-banked, lighted, asphalt, oval superspeedway. The facility is situated on 598 acres that also includes a 1.5-mile road course located near Phoenix, Arizona.
HOMESTEAD-MIAMI SPEEDWAY. Homestead-Miami Speedway is a 1.5 mile variable-degree banked, lighted, asphalt, oval superspeedway. The facility is situated on 404 acres and is located in Homestead, Florida. We operate Homestead-Miami Speedway under an agreement that expires in 2075, including renewal options.
MARTINSVILLE SPEEDWAY. Martinsville Speedway is a 0.5 mile moderately-banked, asphalt and concrete, oval speedway. The facility is situated on 250 acres and is located in Martinsville, Virginia, approximately 50 miles north of Winston-Salem, North Carolina.
DARLINGTON RACEWAY. Darlington Raceway is a 1.3 mile high-banked, lighted, asphalt, egg-shaped superspeedway. The facility is situated on 230 acres and is located in Darlington, South Carolina.
WATKINS GLEN INTERNATIONAL. Watkins Glen International includes 3.4-mile and 2.4-mile road course tracks. The facility is situated on 1,377 acres and is located near Watkins Glen, New York.
ROUTE 66 RACEWAY. Route 66 Raceway includes a quarter mile drag strip and dirt oval speedway. The facility, adjacent to Chicgoland, is situated on 240 acres and is located in Joliet, Illinois, approximately 35 miles from Chicago, Illinois.
OTHER FACILITIES: We own approximately 150 acres of real property near Daytona International Speedway which is home to our corporate headquarters and other offices and facilities. In addition, we also own 500 acres near Daytona on which we conduct agricultural operations except during events when they are used for parking and other ancillary purposes. We also own concession facilities in Talladega, Alabama. We lease real estate and office space in Talladega, Alabama and the property and premises at the Talladega Municipal Airport. Our wholly owned subsidiary, Phoenix Speedway Corp. leases office space in Avondale, Arizona and the Auto Club Speedway of Southern California (“Auto Club Speedway”) leases an office location in Los Angeles, California.
Through our majority-owned subsidiary, 380 Development, LLC (“380 Development”), we purchased approximately 676 acres in the New York City borough of Staten Island that we targeted for the development of a major motorsports entertainment and retail development project. In November 2006, due to a variety of factors, we decided to discontinue pursuit of a speedway development on Staten Island. We are currently pursuing the sale of the property in whole or in parts. See “Future Liquidity” and Note 5 in the Consolidated Financial Statements included elsewhere in this document for further discussion regarding the discontinuance of the pursuit of this speedway development.
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
On January 7, 2008 our position was vindicated when the Federal District Court Judge hearing the case ruled in favor of ISC and NASCAR and entered a judgment which stated:
“IT IS ORDERED AND ADJUDGED that all claims of the plaintiff, Kentucky Speedway, LLC, be, and they are, hereby dismissed, with prejudice, at the cost of the plaintiff.”
The Opinion and Order of the courted entered on the same day concluded:
“After careful consideration and a thorough review of the record, and granting [Kentucky] Speedway the benefit of the doubt on all reasonable inferences therefrom, the court concludes that [Kentucky] Speedway has failed to make out its case.”
Subsequently, on January 11, 2008 Kentucky Speedway, LLC filed a Notice of Appeal to the United States Court of Appeal for the Sixth Circuit. The appellate briefing process has been completed and we are awaiting notification from the appellate court about the scheduling of oral argument. We expect the appellate process to be resolved in our favor in approximately 6 to 12 months.
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

PART II
ITEM 5. MARKET PRICE OF AND DIVIDENDS ON REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
At November 30, 2008, we had two issued classes of capital stock: class A common stock, $.01 par value per share, and class B common stock, $.01 par value per share. The class A common stock is traded on the NASDAQ National Market System under the symbol “ISCA.” The class B common stock is traded on the Over-The-Counter Bulletin Board under the symbol “ISCB.OB” and, at the option of the holder, is convertible to class A common stock at any time. As of November 30, 2008, there were approximately 2,448 record holders of class A common stock and approximately 473 record holders of class B common stock.
The reported high and low sales prices or high and low bid information, as applicable, for each quarter indicated are as follows:

	ISCA		ISCB.OB(1)
	High	Low	High	Low
Fiscal 2007:
First Quarter	$54.78	$50.86	$54.20	$50.75
Second Quarter	53.79	48.52	53.00	48.75
Third Quarter	53.99	46.43	53.59	45.00
Fourth Quarter	52.41	42.17	50.25	41.72

Fiscal 2008:
First Quarter	$43.99	$38.23	$43.95	$38.50
Second Quarter	44.74	38.00	44.50	38.00
Third Quarter	44.75	35.45	44.50	35.15
Fourth Quarter	42.58	20.76	42.04	20.65

(1)	ISCB quotations were obtained from the OTC Bulletin Board and represent prices between dealers and do not include mark-up, mark-down or commission. Such quotations do not necessarily represent actual transactions.
Stock Purchase Plan
An important component of our capital allocation strategy is returning capital to shareholders. We have solid operating margins that generate substantial operating cash flow. Using these internally generated proceeds, we have returned a significant amount of capital to shareholders primarily through our share repurchase program.
In December 2006 we implemented a share repurchase program under which we are authorized to purchase up to $150.0 million of our outstanding Class A common shares. In February 2008 we announced that our Board of Directors had authorized an incremental $100.0 million share repurchase program. Collectively these programs are described as the “Stock Purchase Plans.” The Stock Purchase Plans allow us to purchase up to $250.0 million of our outstanding Class A common shares. The timing and amount of any shares repurchased under the Stock Purchase Plans will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plans may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates.
In September 2008, as a result of our desire to build cash balances due to the challenges facing the credit markets, we suspended purchases under the Stock Purchase Plans. We have $150.0 million in senior notes maturing in April 2009 (see “Future Liquidity”). This past October we drew down on our $300.0 million 2006 Credit Facility (see “Future Liquidity”). If we are not able to secure acceptable terms for a refinancing in early 2009, we will use these borrowings under the 2006 Credit Facility as a bridge to a more favorable credit market and utilize operating cash flow to pay down the balance on the 2006 Credit Facility in the interim. Once we have secured a favorable long-term credit financing solution, we expect to resume repurchasing shares under the Stock Purchase Plans.

Since inception of the Stock Purchase Plans through November 30, 2008, we have purchased 4,730,479 shares of our Class A common shares, for a total of approximately $208.0 million. Included in these totals are the purchases of 3,088,365 shares of our Class A common shares during the fiscal year ended November 30, 2008, at an average cost of approximately $41.13 per share (including commissions), for a total of approximately $127.0 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At November 30, 2008, we have approximately $42.0 million remaining repurchase authority under the current Stock Purchase Plans.

				(d) Maximum number
				of shares (or
				approximate dollar
			(c) Total number of	value of shares)
			shares purchased as	that may yet be
			part of publicly	purchased under the
	(a) Total number	(b) Average price	announced plans or	plans or programs
Period	of shares purchased	paid per share	programs	(in thousands)
December 1, 2007 — August 31, 2008	2,906,561	$41.12	2,906,561	$49,500

September 1, 2008 — September 30,2008	181,804	41.25	181,804	42,000

October 1, 2008 — October 31, 2008	—	—	—	42,000

November 1, 2008 — November 30, 2008	—	—	—	42,000

	3,088,365		3,088,365

Dividends
Annual dividends were declared in the quarter ended in May and paid in June in the fiscal years reported below on all common stock that was issued at the time (amount per share):

Fiscal Year:	Annual Dividend
2004	$0.06
2005	0.06
2006	0.08
2007	0.10
2008	0.12
Securities Authorized For Issuance Under Equity Compensation Plans
Equity Compensation Plan Information

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	237,849	$46.40	807,230
Equity compensation plans not approved by security holders	—	—	—

Total	237,849	$46.40	807,230

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected financial data as of and for each of the last five fiscal years in the period ended November 30, 2008. The income statement data for the three fiscal years in the period ended November 30, 2008, and the balance sheet data as of November 30, 2007 and November 30, 2008, have been derived from our audited historical consolidated financial statements included elsewhere in this report. The balance sheet data as of November 30, 2006, and the income statement data and the balance sheet data as of and for the fiscal years ended November 30, 2004 and 2005, have been derived from our audited historical consolidated financial statements. You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included elsewhere in this report.

	For the Year Ended November 30,
	2004	2005	2006	2007	2008
	(in thousands, except per share data)
Income Statement Data:
Revenues:
Admissions, net	$222,545	$234,768	$235,251	$253,685	$236,105
Motorsports related	333,440	406,926	463,891	465,469	462,835
Food, beverage and merchandise	83,236	87,269	87,288	84,163	78,119
Other	7,124	9,578	9,735	10,911	10,195

Total revenues	646,345	738,541	796,165	814,228	787,254
Expenses:
Direct:
Prize and point fund monies and NASCAR sanction fees	119,322	136,816	151,203	151,311	154,655
Motorsports related	111,570	132,807	142,241	160,387	166,047
Food, beverage and merchandise	52,285	56,773	53,141	48,490	48,159
General and administrative	90,307	95,987	106,497	118,982	109,439
Depreciation and amortization	44,443	50,893	56,833	80,205	70,911
Impairment of long-lived assets	—	—	87,084	13,110	2,237

Total expenses	417,927	473,276	596,999	572,485	551,448

Operating income	228,418	265,265	199,166	241,743	235,806
Interest income and other	4,053	4,860	5,312	4,990	(1,630)
Interest expense	(21,723)	(12,693)	(12,349)	(15,628)	(15,861)

Minority Interest	—	—	—	—	324
Equity in net income (loss) from equity investments	2,754	3,516	318	(58,147)	(1,203)
Loss on early redemption of debt	(4,988)	—	—	—	—

Income from continuing operations before income taxes	208,514	260,948	192,447	172,958	217,436
Income taxes	82,218	101,876	75,467	86,667	82,678

Income from continuing operations	126,296	159,072	116,980	86,291	134,758
(Loss) income from discontinued operations(1)	(6,315)	289	(176)	(90)	(163)
Gain on sale of discontinued operations	36,337	—	—	—	—

Net income	$156,318	$159,361	$116,804	$86,201	$134,595

	For the Year Ended November 30,
	2004	2005	2006	2007	2008
	(in thousands, except per share data)
Basic Earnings per share:
Income from continuing operations	$2.38	$2.99	$2.20	$1.64	$2.71
Income (loss) from discontinued operations (1)	(0.12)	0.01	—	—	—
Gain on sale of discontinued operations	0.68	—	—	—	—

Net income	$2.94	$3.00	$2.20	$1.64	$2.71

Diluted earnings per share:
Income from continuing operations	$2.37	$2.99	$2.20	$1.64	$2.71
(Loss) income from discontinued operations (1)	(0.11)	—	(0.01)	—	—
Gain on sale of discontinued operations	0.68	—	—	—	—

Net income	$2.94	$2.99	$2.19	$1.64	$2.71

Dividends per share	$0.06	$0.06	$0.08	$0.10	$0.12

Weighted average shares outstanding:
Basic	53,084,437	53,128,533	53,166,458	52,557,550	49,589,465
Diluted	53,182,776	53,240,183	53,270,623	52,669,934	49,688,909

Balance Sheet Data (at end of period):
Cash and cash equivalents	$160,978	$130,758	$59,681	$57,316	$218,920
Working capital (deficit)	149,879	14,887	7,298	(52,477)	(27,760)
Total assets	1,619,510	1,797,069	1,922,059	1,982,117	2,180,819
Long-term debt	369,315	368,387	367,324	375,009	422,045
Total debt	376,820	369,022	368,094	377,547	575,047
Total shareholders’ equity	881,738	1,039,955	1,155,115	1,159,088	1,141,359

(1)	Reflects the accounting for discontinued operations of North Carolina Speedway, which was sold on July 1, 2004, and Nazareth Speedway (“Nazareth”), which is currently held for sale. The loss from discontinued operations in fiscal 2004 includes the non-cash after-tax impairment of Nazareth’s long-lived assets of approximately $8.6 million. The discontinued operations in fiscal 2005 includes the subsequent non-cash after-tax write-up of certain grandstand assets at Nazareth, which were relocated to and used at Darlington Raceway (“Darlington”) in fiscal 2006, of approximately $471,000.

GAAP to Non-GAAP Reconciliation
The following financial information is presented below using other than U.S. generally accepted accounting principles (“non-GAAP”), and is reconciled to comparable information presented using GAAP. Non-GAAP net income and diluted earnings per share below are derived by adjusting amounts determined in accordance with GAAP for certain items presented in the accompanying selected operating statement data, net of taxes.
The 2004 adjustments relate to the write-off of the net book value of certain undepreciated assets removed in connection with major track reconfiguration/renovation projects at Homestead-Miami Speedway, Daytona International Speedway and Michigan International Speedway and charges associated with refinancing the majority of our long-term debt.
The 2006 adjustment relates to the impairment of long-lived assets as a result of our decision to discontinue our speedway development project on Staten Island.
The adjustments for 2007 relate to accelerated depreciation for certain office and related buildings in Daytona Beach; the impairment of long-lived assets primarily related to our decision to discontinue development efforts in Kitsap County, Washington, and costs related to fill removal on our Staten Island property; and, the impairment of goodwill and intangible assets, and write-down of certain inventory and related assets by Motorsports Authentics.
The adjustments for 2008 relate to accelerated depreciation for certain office and related buildings in Daytona Beach; the impairment of long-lived assets associated with the fill removal process on the Staten Island property and the net book value of certain assets retired from service; a tax benefit associated with certain restructuring initiatives; non-cash charge to correct the carrying value of certain other assets; and, a provision on working capital advances associated with our joint venture project in Kansas for the development of a gaming and entertainment destination.
We believe such non-GAAP information is useful and meaningful to investors, and is used by investors and us to assess core operations. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income, net income or diluted earnings per share, which are determined in accordance with GAAP.

	For the Year Ended November 30,
	2004	2005	2006	2007	2008
	(in thousands, except per share data)
Net income	$156,318	$159,361	$116,804	$86,201	$134,595

Net loss (income) from Discontinued operations	6,315	(289)	176	90	163
Gain on sale of discontinued operations	(36,337)	—	—	—	—

Income from continuing operations	126,296	159,072	116,980	86,291	134,758

Adjustments, net of tax:
Track reconfiguration/renovation projects at Homestead-Miami, Daytona and Michigan	608	—	—	—	—
Interim interest on debt redeemed	995	—	—	—	—
Loss on early redemption of debt	3,028	—	—	—	—
Additional Depreciation	—	—	—	9,009	1,278
MA impairment and inventory-related write-down of equity investment	—	—	—	46,327	—
Impairment of long-lived assets	—	—	55,441	8,390	1,374
Tax benefit associated with restructuring initiatives	—	—	—	—	(3,477)
Correction of certain other assets’ carrying value	—	—	—	—	3,758
Provision on advances to Kansas Joint Venture	—	—	—	—	1,409

Non-GAAP net income	$130,927	$159,072	$172,421	$150,017	$139,100

	For the Year Ended November 30,
	2004	2005	2006	2007	2008
	(in thousands, except per share data)
Diluted earnings per share	$2.94	$2.99	$2.19	$1.64	$2.71

Net loss (income) from Discontinued operations	0.11	—	0.01	—	—
Gain on sale of discontinued operations	(0.68)	—	—	—	—

Diluted earnings per share from continuing operations	2.37	2.99	2.20	1.64	2.71

Adjustments, net of tax:
Track reconfiguration/renovation projects at Homestead-Miami, Daytona and Michigan	0.01	—	—	—	—
Interim interest on debt redeemed	0.02	—	—	—	—
Loss on early redemption of debt	0.06	—	—	—	—
Additional Depreciation	—	—	—	0.17	0.02
MA impairment and inventory-related write-down of equity investment	—	—	—	0.88	—
Impairment of long-lived assets			1.04	0.16	0.03
Tax benefit associated with restructuring initiatives	—	—	—	—	(0.07)
Correction of certain other assets’ carrying value	—	—	—	—	0.08
Provision on advances to Kansas joint venture	—	—	—	—	0.03

Non-GAAP diluted earnings per share	$2.46	$2.99	$3.24	$2.85	$2.80

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
“Motorsports related” revenue primarily includes television and ancillary media rights fees, promotion and sponsorship fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating), advertising revenues, royalties from licenses of our trademarks and track rentals.
“Food, beverage and merchandise” revenue includes revenues from concession stands, direct sales of souvenirs, hospitality catering, programs and other merchandise and fees paid by third party vendors for the right to occupy space to sell souvenirs and concessions at our motorsports entertainment facilities.
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
At the beginning of fiscal 2008, entitlement of two of NASCAR’s premiere series changed. The NASCAR NEXTEL Cup Series became the NASCAR Sprint Cup Series and the NASCAR Busch Series became the NASCAR Nationwide Series. Throughout this document, the naming convention for these series is consistent with the branding in fiscal 2008.
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
Basis of Presentation and Consolidation. We consolidate all entities we control by ownership of a majority voting interest and variable interest entities for which we are the primary beneficiary. Our judgment in determining if we are the primary beneficiary of a variable interest entity includes assessing our level of involvement in establishing the entity, determining whether we provide more than half of any management, operational or financial support to the entity, and determining if we absorb the majority of the entity’s expected losses or returns.
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
NASCAR contracts directly with certain network providers for television rights to the entire NASCAR Sprint Cup and Nationwide series schedules as well as the NASCAR Craftsman Truck series schedule beginning in fiscal year 2007. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR Sprint Cup, Nationwide and Craftsman Truck series event. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Sprint Cup, Nationwide and Craftsman Truck series event as a component of its sanction fees and remits the remaining 90.0 percent to the event promoter. The event promoter pays 25.0 percent of the gross broadcast rights fees allocated to the event as part of awards to the competitors.
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
In the ordinary course of business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Accruals for uncertain tax positions are provided for in accordance with the requirements of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Under this interpretation, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50.0 percent likelihood of being realized upon the ultimate settlement. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals. Such differences could have a material impact on the income tax provision and operating results in the period in which such determination is made.
Derivative Instruments. From time to time, we utilize derivative instruments in the form of interest rate swaps and locks to assist in managing our interest rate risk. We do not enter into any interest rate swap or lock derivative instruments for trading purposes. We account for the interest rate swaps and locks in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended.
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
We believe that the Chicagoland and Route 66 acquisitions are well-positioned in the nation’s third largest media market with a strong motorsports fan base. The purchase price for the Raceway Associates acquisition was allocated to the assets acquired and liabilities assumed based on their fair market values at the acquisition date. Included in this acquisition are certain indefinite-lived intangible assets attributable to the sanction agreements in place at the time of acquisition and goodwill.
Nazareth Speedway
After the completion of Nazareth Speedway’s (“Nazareth”) fiscal 2004 events we suspended indefinitely its major motorsports event operations. The NASCAR Nationwide Series and IRL IndyCar Series events, then conducted at Nazareth, were realigned to other motorsports entertainment facilities within our portfolio. The property on which the former Nazareth Speedway was located continues to be marketed for sale. For all periods presented, the results of operations of Nazareth are presented as discontinued operations.
Impairment of Long-Lived Assets
Northwest US Speedway Development
Since 2005, we had been pursuing development of a motorsports entertainment facility in Kitsap County, Washington, which required State Legislation to help finance the project. In early 2007 this legislation was introduced in both the Washington State House of Representatives and Senate. On April 2, 2007, we announced that despite agreeing to substantial changes to the required legislation it had become apparent that additional modifications would be proposed to the bill. Due to the increased risk that the collective modifications would have a significant negative impact on the project’s financial model, we felt it was in our best long-term interest to discontinue our efforts at the site. As a result, we recorded a non-cash pre-tax charge in fiscal 2007 of approximately $5.9 million, or $0.07 per diluted share, to reflect the write-off of certain capitalized costs including legal, consulting, capitalized interest and other project-specific costs. The charge is included in Impairment of Long-lived Assets in our consolidated statements of operations for the year ended November 30, 2007. We still believe the Pacific Northwest represents an attractive long-term opportunity, and remain interested in a motorsports entertainment facility development project in the region.
New York Metropolitan Speedway Development
In September 2006 we ceased fill operations at our Staten Island real property while we addressed the issues raised in communications from the New York State Department of Environmental Conservation (“DEC”) and the New York City Department of Sanitation (“DOS”), including the presence of, and potential need to remediate, fill containing constituents above regulatory thresholds. In May 2007, we entered into a Consent Order with the DEC to resolve the issues surrounding these fill operations and the prior placement of fill at the site that contained constituents above regulatory thresholds. The Consent Order required us to remove non-compliant fill pursuant to an approved comprehensive fill removal plan. We completed fill removal activities in the second quarter of fiscal 2008. The Consent Order also required us to pay a penalty to DEC of $562,500, half of which was paid in May 2007 and the other half of which has been suspended so long as we comply with the terms of the Consent Order. Included in Impairment of Long-lived Assets in our consolidated statements of operations at November 30, 2007 and 2008, is our estimated total costs, including the portion of the penalty which has been paid, attributable to the expected fill removal process of approximately $4.9 million, or $0.06 per diluted share, and $1.5 million, or $0.02 per diluted share, respectively. The property is currently marketed for sale and we have received interest from multiple parties.
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
Equity and Other Investments
Motorsports Authentics
In the fourth quarter of fiscal 2005 we partnered with Speedway Motorsports, Inc. in a 50/50 joint venture, SMISC, LLC (“SMISC”), which, through its wholly-owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics. During the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006, Motorsports Authentics acquired Team Caliber and Action Performance, Inc., respectively, and became a leader in design, promotion, marketing and distribution of motorsports licensed merchandise. Subsequent to the acquisitions, Motorsports Authentics made significant progress towards improving the acquired business operations and delivered a profit for fiscal 2008 in a challenging economy. We continue to believe the sale of licensed merchandise represents a significant opportunity in the sport and are optimistic that Motorsports Authentics has a solid plan for the future.
In fiscal 2007, as a result of certain significant driver and team changes and excess merchandise on-hand, Motorsports Authentics recognized a write-down of certain inventory and related assets in the third quarter. In addition, during the fourth quarter of fiscal 2007 Motorsports Authentics completed forward looking strategic financial planning. The resulting financial projections were utilized in its annual valuation analysis of goodwill, certain intangible assets and other long-lived assets which resulted in an impairment charge on such assets.
Our 50.0 percent portion of Motorsports Authentics’ fiscal 2008 net income is approximately $1.6 million, or $0.04 per diluted share and fiscal 2007 net loss is approximately $57.0 million, or $1.04 per diluted share, which included the aforementioned inventory and related asset write-down of approximately $12.4 million, or $0.24 per diluted share, and impairment charges of approximately $34.8 million, or $0.65 per diluted share, are included in Equity in Net (Loss) Income From Equity Investments in our consolidated statements of operations for the years ended November 30, 2008 and 2007, respectively.
Daytona Live! Development
In May 2007, we announced we had entered into a 50/50 joint venture (the “DLJV”), with The Cordish Company (“Cordish”), one of the largest and most respected developers in the country, to explore a potential mixed-use entertainment destination development on 71 acres. The development named Daytona Live! is located directly across International Speedway Boulevard from our Daytona motorsports entertainment facility. The acreage that we currently own includes an existing office building which houses our present corporate headquarters and certain offices of NASCAR.
Preliminary conceptual designs call for a 200,000 square foot mixed-use retail/dining/entertainment area as well as a movie theater with up to 2,500-seats, a residential component and a 160-room hotel. The initial development will also include approximately 188,000 square feet of office space to house the new headquarters of ISC, NASCAR, Grand American and their related businesses, and additional space for other tenants. Construction of the office building is underway and is expected to be complete by the fourth quarter of 2009. To date, Cobb Theaters has signed on to anchor Daytona Live! with a 65,000 square foot, 14 screen theater. The theater will feature digital projection with 3-D capabilities, stadium seating and a loge level providing 350 reserved premium seats, and a full-service restaurant as well as in-seat service for food and beverages.
Final design plans for the development of the retail/dining/entertainment and hotel components are being completed and will incorporate the results of local market studies and further project analysis. The DLJV is hopeful it will receive all necessary permitting and other approvals for the initial development during 2009.
The current estimated cost for the initial development, which includes the new headquarters office building and the retail/dining/entertainment, hotel and residential components, is approximately $250.0 million. The new headquarters office building was financed in July 2008 through a $51.3 million construction term loan obtained by Daytona Beach Live! Headquarters Building, LLC (“DBLHB”), a wholly owned subsidiary of the DLJV, which was created to own and operate the office building once it is completed. Both ISC and Cordish anticipate contributing equal amounts to the DLJV for the remaining equity necessary for the project. We expect our contribution to range between $10.0 million and $15.0 million, plus land we currently own. The balance is expected to be funded primarily by private financing obtained by the DLJV. Specific financing considerations for the DLJV are dependent on several factors, including lease arrangements, availability of project financing and overall market conditions. Lastly, when the new headquarters building is completed we will relocate from our existing office building, which is not fully depreciated and is expected be subsequently razed. During fiscal 2008 we recognized $2.1 million, or, $0.03 per diluted share, respectively, of additional depreciation on this existing office building. During fiscal 2007 we recognized approximately $14.7 million, or $0.17 per diluted share on this existing office building and certain other offices and buildings which were razed in fiscal 2007. We expect to recognize approximately $1.0 million, or $0.01 per diluted share, of additional depreciation on the existing office building in fiscal 2009.
In accordance with the FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, we have determined that DBLHB is a variable interest entity for which we are considered to be the primary beneficiary. As the primary beneficiary we have consolidated this entity in our financial statements as of November 30, 2008. As discussed above, in July 2008, DBLHB entered into a construction term loan agreement to finance the headquarters building. The construction loan agreement is collateralized by the underlying assets of DBLHB, including cash and the real property of the new office building which have a carrying value of approximately $54.5 million, at November 30, 2008, and are included in the Restricted Cash, Long-Term Restricted Cash and Investments, and Property and Equipment amounts included in the Consolidated Balance Sheets and Minority Interest amount recorded on the Consolidated Statements of Operations. As master tenant of the building we have entered into a 25-year lease arrangement with DBLHB whereby such lease payments are consistent with the terms of the construction term loan funding requirements. The headquarters building financing is non-recourse to us and is secured by the lease between us and DBLHB.
In addition, we have evaluated the existing arrangements of DLJV and its remaining projects and have determined them to be variable interest entities as of November 30, 2008. We are presently not considered to be the primary beneficiary of these entities and accordingly have accounted for them as equity investments in our financial statements at November 30, 2008. The maximum exposure of loss to us, as a result of our involvement with the DLJV, is approximately $2.9 million at November 30, 2008. We do not expect this determination will change during the course of the development of the project.
Kansas Hotel and Casino Development
In September 2007, our wholly owned subsidiary Kansas Speedway Development Corporation (“KSDC”) and The Cordish Company, with whom we have formed a joint venture (“KJV”), to pursue this project, submitted a joint proposal to the Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) for the development of a casino, hotel and retail and entertainment project in Wyandotte County, on property adjacent to Kansas Speedway. The Unified Government has approved rezoning of approximately 102 acres at Kansas Speedway to allow development of the proposed project. In December 2007, the KJV negotiated a memorandum of understanding with Hard Rock Hotel Holdings to brand the entertainment destination development as a Hard Rock Hotel & Casino. The Kansas Lottery Commission will act as the state’s casino owner.
In September 2008, the Kansas Lottery Gaming Facility Review Board awarded the casino management contract for the Northeast Kansas gaming zone to the KJV. On December 5, 2008, KJV withdrew its application for Lottery Gaming Facility Manager for the Northeast Kansas gaming zone due to the uncertainty in the global financial markets and the expected inability to debt finance the full project at reasonable rates. We and Cordish anticipated contributing between 20.0 and 40.0 percent of the total cost to the KJV. The remaining portion was expected to be funded by non-recourse, secured debt financing obtained by the KJV. We contributed working capital loans of approximately $2.1 million to the KJV as of November 30, 2008. As a result of KJV’s withdrawal of its application, we received approximately $12.5 million from the KJV, reflecting our share of the refund of the gaming license deposit. In addition, we recognized a charge of approximately $2.3 million, or $0.03 per diluted share, in the fourth quarter of fiscal 2008 to provide for the remaining working capital funds previously advanced to the KJV.
The proposal included a 1.5 million-square-foot, Hard Rock Hotel & Casino which was expected to include a 300-room luxury hotel; a state-of-the-art casino with 3,000 slot machines and 140 gaming tables; 275,000 square-feet of destination retail, dining and entertainment including a live music venue; first-class resort amenities; and extensive meeting and convention facilities. The initial development was expected to cost approximately $705.0 million to construct. Included in KJV’s proposal was our commitment to petition NASCAR to realign a second NASCAR

Sprint Cup Series race to Kansas Speedway by no later than 2011. The source of the race, which will come from one of our other facilities, has not been determined.
The proposal anticipated the development to be completed during fiscal 2011. However, in the current financing environment we required the flexibility, if needed, to phase in the hotel, convention facilities, and additional entertainment components. As this was technically not permitted within the existing agreement, and this agreement could not be modified, prior to KJV’s $25.0 million deposit becoming non-refundable and the partners becoming obligated to build the entire project, KJV withdrew its application.
At the beginning of 2009, the State of Kansas re-opened the bidding process for the casino management contract and we look forward to resubmitting an application with a phased approach for the non-gaming amenities.
We have evaluated the existing arrangements of the KJV and have determined it to be a variable interest entity at November 30, 2008, in accordance with the FASB Interpretation No. 46(R), however it has been determined that we are not the primary beneficiary and accordingly it has been accounted for as an equity investment in our financial statements at November 30, 2008.
Our equity investments also include our 50.0 percent limited partnership investment in Stock-Car Montreal L.P. and our pro rata share of our 37.5 percent equity investment in Raceway Associates prior to the acquisition of the remaining interest in February 2007.
Stock Purchase Plan
An important component of our capital allocation strategy is returning capital to shareholders. We have solid operating margins that generate substantial operating cash flow. Using these internally generated proceeds, we have returned a significant amount of capital to shareholders primarily through our share repurchase program.
In December 2006 we implemented a share repurchase program under which we are authorized to purchase up to $150.0 million of our outstanding Class A common shares. In February 2008 we announced that our Board of Directors had authorized an incremental $100.0 million share repurchase program. Collectively these programs are described as the “Stock Purchase Plans.” The Stock Purchase Plans allow us to purchase up to $250.0 million of our outstanding Class A common shares. The timing and amount of any shares repurchased under the Stock Purchase Plans will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plans may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates.
In September 2008, as a result of our desire to build cash balances due to the challenges facing the credit markets, we suspended purchases under the Stock Purchase Plans. We have $150.0 million in senior notes maturing in April 2009 (see “Future Liquidity”). This past October we drew down on our $300.0 million 2006 Credit Facility (see “Future Liquidity”). If we are not able to secure acceptable terms for a refinancing in early 2009, we will use these borrowings under the 2006 Credit Facility as a bridge to a more favorable credit market and utilize operating cash flow to pay down the balance on the 2006 Credit Facility in the interim. Once we have secured a favorable long-term credit financing solution, we expect to resume repurchasing shares under the Stock Purchase Plans.
Since inception of the Stock Purchase Plans through November 30, 2008, we have purchased 4,730,479 shares of our Class A common shares, for a total of approximately $208.0 million. Included in these totals are the purchases of 3,088,365 shares of our Class A common shares during the fiscal year ended November 30, 2008, at an average cost of approximately $41.13 per share (including commissions), for a total of approximately $127.0 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At November 30, 2008, we have approximately $42.0 million remaining repurchase authority under the current Stock Purchase Plans.

Accounting Adjustment
During the first quarter of fiscal 2008, we recorded a non-cash charge totaling approximately $3.8 million, or $0.07 per diluted share, to correct the carrying value amount of certain other assets. This adjustment was recorded in interest income and other in the consolidated statement of operations. We believe the adjustment is not material to our consolidated financial statements for the years ended November 30, 2006, 2007 and 2008. In accordance with Staff Accounting Bulletin 108, we considered qualitative and quantitative factors, including the income from continuing operations we reported in each of the prior years and for the current year, the non-cash nature of the adjustment and our substantial shareholders’ equity at the end of each of the prior years.
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
On January 7, 2008 our position was vindicated when the Federal District Court Judge hearing the case ruled in favor of ISC and NASCAR and entered a judgment which stated:
“IT IS ORDERED AND ADJUDGED that all claims of the plaintiff, Kentucky Speedway, LLC, be, and they are, hereby dismissed, with prejudice, at the cost of the plaintiff.”
The Opinion and Order of the courted entered on the same day concluded:
“After careful consideration and a thorough review of the record, and granting [Kentucky] Speedway the benefit of the doubt on all reasonable inferences therefrom, the court concludes that [Kentucky] Speedway has failed to make out its case.”
Subsequently, on January 11, 2008 Kentucky Speedway, LLC filed a Notice of Appeal to the United States Court of Appeal for the Sixth Circuit. The appellate briefing process has been completed and we are awaiting notification from the appellate court about the scheduling of oral argument. We expect the appellate process to be resolved in our favor in approximately 6 to 12 months.
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
Future Trends in Operating Results
Economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates, may impact our ability to sell tickets to our events and to secure revenues from corporate marketing partnerships. We believe that adverse economic trends, particularly credit availability, the decline in consumer confidence, the rise in unemployment and increased fuel and food costs, significantly contributed to the decrease in attendance for certain of our motorsports entertainment events during fiscal 2008. We currently expect substantially all of these trends to continue into 2009, which will adversely impact event attendance-related revenues.
An important component of our operating strategy has been our long-standing practice of focusing closely on supply and demand when evaluating ticket pricing and adding incremental capacity at our facilities. By effectively managing ticket prices and seating capacity, we can stimulate ticket renewals and advance sales. Advance ticket sales result in earlier cash flow and reduce the potential negative impact of actual and forecasted inclement weather on ticket sales.
With any ticketing program, we first examine our pricing structure to ensure that prices are inline with market demand. Typically, we raise prices on select areas of our facilities during any one year. When necessary, we will reduce pricing on inventory. We are sensitive to the economic challenges that many of our fans face, and to address this, beginning in 2009 we are lowering prices on over 150,000 seats, or 15 percent of our grandstand capacity, for NASCAR Sprint Cup events across the Company. In addition, we have created ticket packages that provide added value opportunities, making it more affordable for our fans to attend live events. These packages may include an “all-you-can-eat” component; fuel saving offers; military discounts; and, we have added general admission only grandstands where in many cases, children’s admissions are free. We are also continuing to provide a number of expanded installment payment programs. While we will adjust pricing outside of the sales cycle as needed as well as join with sponsors to offer promotions to generate additional ticket sales, we avoid rewarding last-minute ticket buyers by discounting tickets. We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth than to capture short-term incremental revenue.
With regard to corporate marketing partner relationships, we believe that our presence in key markets, impressive portfolio of events and attractive fan demographics are beneficial and help to mitigate adverse economic trends as we continue to pursue renewal and expansion of existing marketing partnerships and establish new corporate relationships. For example, fiscal 2008 was the first year of our multi-year, multi- facility official status agreement with Coca Cola, which ranks as one of the most significant official status marketing partnerships in our history. In addition, we benefited from our first multi-year facility naming rights agreement between Auto Club of Southern California and our California facility that began in 2008.
As the economic outlook further deteriorated in the latter part of fiscal 2008, however, we began to see a slow down in corporate spending for hospitality. In addition, the process of securing sponsorship deals became more time consuming as corporations are more closely scrutinizing their marketing budgets. We expect these trends to continue into 2009, which will negatively impact year-over-year comparability.
Despite current economic conditions, we continue to bring not only new sponsors into the sport but are also able to create new official status categories. For example, we recently announced a five-year, multi-track partnership with ServiceMaster. In addition, NextEra Energy Resources, the nation’s largest provider of wind and solar energy, became an official status partner of Daytona International Speedway (“Daytona”) and Homestead-Miami Speedway (“Homestead”), as well as took major race entitlement positions with both Florida-based speedways. We continue to believe that revenues from our corporate marketing relationships will grow over the long term, contributing to strong earnings and cash flow stability and predictability.
Domestic broadcast and ancillary media rights fees revenues are an important component to our revenue and earnings stream. Starting in 2007, NASCAR entered into new combined eight-year agreements with FOX, ABC/ESPN, TNT and SPEED for the domestic broadcast and related rights for its three national touring series -— Sprint Cup, Nationwide and Craftsman Truck. The agreements total approximately $4.5 billion over the eight year period from 2007 through 2014. This results in an approximate $560.0 million gross average annual rights fee for the industry, a more than 40.0 percent increase over the previous contract average of $400.0 million annually. The industry rights fees were approximately $515.0 million for 2008, and will increase, on average, by approximately three percent per year through the 2014 season. The annual increase is expected to vary between two and four percent per year over the period. While the 2008 industry rights fees were less than the 2006 industry rights fees of approximately $576.0 million, in our opinion this should not overshadow the strategic importance and expected long-term benefits of the new contracts.
NASCAR viewership for all three of its national touring series grew in 2008, with NASCAR Sprint Cup events consistently the highest rated televised professional sporting events on any given weekend, second only to the National Football League. In addition, NASCAR Nationwide races are the second most-watched form of motorsports entertainment in the country.
Over the past several years, there has been a shift of major sports programming from network to cable. The cable broadcasters can support a higher investment through subscriber fees not available to networks, which has resulted in increased rights fees for these sports properties. Cable, however, reaches far fewer households than network broadcasts. We view NASCAR’s decision to keep approximately two-thirds of its NASCAR Sprint Cup Series event schedule on network television as important to the sport’s future growth. The structure should continue to drive increased fan and media awareness for all three racing series, which will help fuel our long-term attendance and corporate-related revenues. We also welcomed the re-establishment of the sport’s broadcast relationship with ESPN, which we believe results in further exposure for NASCAR racing. We believe the NASCAR Nationwide Series has and will continue to significantly benefit from the improved continuity of its season-long presence on ESPN. In addition, we believe the sport as a whole benefits from the increased ancillary programming and nightly and weekly NASCAR-branded programming and promotions, similar to what ESPN does with the other major sports.
The most significant benefit of the new contracts is the substantial increase in earnings and cash flow visibility for the entire industry over the contract period. Television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR Sprint Cup, Nationwide and Craftsman Truck races conducted at our wholly-owned facilities under these agreements, and recorded as part of motorsports related revenue, were approximately $273.4 million, $253.3 million and $257.0 million for fiscal 2006, 2007 and 2008, respectively. Operating income generated by these media rights were approximately $201.2 million, $187.0 million and $189.4 million for fiscal 2006, 2007 and 2008, respectively.
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
Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction events at our facilities, particularly with NASCAR, whose sanctioned events at our wholly-owned facilities accounted for approximately 87.5 percent of our revenues in fiscal 2008. NASCAR continues to entertain and discuss proposals from track operators regarding potential realignment of NASCAR Sprint Cup Series dates to more geographically diverse and potentially more desirable markets where there may be greater demand, resulting in an opportunity for increased revenues to the track operators. NASCAR approved realignments of certain NASCAR Sprint Cup and other events at our facilities for the 2004 through 2007 seasons. We believe that the realignments have provided, and will continue to provide, incremental net positive revenue and earnings as well as further enhance the sport’s exposure in highly desirable markets, which we believe benefits the sport’s fans, teams, sponsors and television broadcast partners as well as promoters. We believe we are well positioned to capitalize on these future opportunities. One example is our proposed hotel and casino project at Kansas Speedway (see “Kansas Hotel and Casino Development”). NASCAR has indicated that it is open to discussion regarding additional date realignments, and, assuming our proposal is awarded the casino management contract by the State of Kansas as part of the current re-bidding process, we plan to petition NASCAR for additional date realignments for the speedway.

Since we compete with newer entertainment venues for patrons and sponsors, we will continue to evaluate opportunities to enhance our facilities, thereby producing additional revenue opportunities and improving the event experience for our guests. Major examples of these efforts include:
Fiscal 2006
•	Renovations and expansions at the Auto Club Speedway of Southern California (“Auto Club Speedway”) (formerly The California Speedway), where we renovated and expanded the facility’s front midway area. The new plaza features a full-service outdoor café with cuisine by celebrity chef Wolfgang Puck, in addition to a town center, retail store and concert stage. Other highlights include shade features, modified entry gates, expanded hospitality areas, radio broadcast locations, giant video walls, leisure areas and grass and water accents. This project was the direct result of fan feedback, and further demonstrates our commitment to providing a premium entertainment environment for our guests. In fiscal 2008, we are adding escalators to improve traffic flow to suites and tower seats as well as adding other fan amenities;

•	We replaced approximately 14,000 grandstand seats behind turns three and four at Phoenix International Raceway (“Phoenix”) with upgraded grandstands and luxury suites behind turn one which provided improved sightlines and a more premium seating and suite experience for our fans. We also added a 100-person premier club called Octane atop the turn one grandstands, which provided guests with an elite setting to experience racing in style; and

•	We repaved Talladega Superspeedway’s (“Talladega”) 2.6 mile oval. Talladega’s racing surface had not been repaved since 1979, and we believe the newly paved racing surface has enhanced the thrilling on-track competition.
Fiscal 2007
•	In connection with the construction of the three-tiered grandstand at Richmond International Raceway (“Richmond”), we completed a 700-person, members only Torque Club for individual fans looking to enjoy a race weekend in style or businesses seeking to entertain clients. The Torque Club also serves as a unique site for special events on non-race weekends throughout the year. Escalators to improve traffic flow to the new Torque Club and grandstand were added in fiscal 2008.
Fiscal 2008
•	We installed track lighting at Chicagoland as well as improved certain electrical infrastructure in certain camping areas. In addition to enhancing the guest experience, we now have the flexibility to run events later in the day in the event of inclement weather;

•	We repaved Darlington Raceway (“Darlington”) and constructed a tunnel in Turn 3 that provides improved access for fans and allows emergency vehicles to easily enter and exit the infield area of the track. These collective projects mark the largest one-time investment in the 50-year history of the storied South Carolina facility;

•	We enhanced seating at Michigan International Speedway (“Michigan”) to provide wider seats, seatbacks and more leg room for fans. We also added incremental camping capacity and new shower/restroom facilities for our on-site overnight guests, as well as installed a state-of-the-art 110-foot, three-sided LED scoreboard for fans to more easily follow the on-track competition. Finally, we added additional branded way-finding signage to help pedestrians, motorists and campers find their way in, out and around the 1,400-acre racetrack property; and

•	We constructed new media centers at Watkins Glen International (“Watkins Glen”) and Homestead, which we believe increased appeal to media content providers, sports journalists, racing team owners and drivers and others involved in the motorsports industry.

Our growth strategies also include exploring ways to grow our businesses through acquisitions, developments and joint ventures. This has most recently been demonstrated through the acquisitions of the additional interests in Raceway Associates, owner and operator of Chicagoland and Route 66, our Motorsports Authentics joint venture (see previous discussion of “Equity and Other Investments”) and our planned real estate development joint ventures with The Cordish Company (see “Daytona Live! Development” and “Kansas Hotel and Casino Development”).
Postponement and/or Cancellation of Major Motorsports Events
The postponement or cancellation of one or more major motorsports events could adversely impact our future operating results. A postponement or cancellation could be caused by a number of factors, including, but not limited to, inclement weather, a widespread outbreak of a severe epidemiological crisis, a general postponement or cancellation of all major sporting events in this country (as occurred following the September 11, 2001 terrorist attacks), a terrorist attack at any mass gathering or fear of such an attack, conditions resulting from the wars in Iraq and Afghanistan or other acts or prospects of war.
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	For the Year Ended November 30,
	2006	2007	2008

Revenues:
Admissions, net	29.5%	31.2%	30.0%
Motorsports related	58.4	57.2	58.8
Food, beverage and merchandise	10.9	10.3	9.9
Other	1.2	1.3	1.3

Total revenues	100.0	100.0	100.0
Expenses:
Direct:
Prize and point fund monies and NASCAR sanction fees	18.9	18.6	19.6
Motorsports related	18.1	19.7	21.1
Food, beverage and merchandise	6.7	6.0	6.1
General and administrative	13.4	14.6	13.9
Depreciation and amortization	7.1	9.8	9.0
Impairment of long-lived assets	10.9	1.6	0.3

Total expenses	75.1	70.3	70.0

Operating income	24.9	29.7	30.0
Interest expense, net	(0.9)	(1.3)	(2.2)
Minority interest	—	—	—
Equity in net income (loss) from equity investments	0.1	(7.2)	(0.2)

Income from continuing operations before income taxes	24.1	21.2	27.6
Income taxes	9.5	10.6	10.5

Income from continuing operations	14.6	10.6	17.1
Loss from discontinued operations	—	—	—

Net income	14.6%	10.6%	17.1%

Comparison of Fiscal 2008 to Fiscal 2007
The comparison of fiscal 2008 to fiscal 2007 is impacted by the following factors:
•	Economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates, impact our ability to sell tickets to our events and to secure revenues from corporate marketing partnerships. We believe that adverse economic trends, particularly credit availability, the decline in consumer confidence, the rise in unemployment and increased fuel and food costs, significantly contributed to the decrease in attendance for certain of our motorsports entertainment events during fiscal 2008;

•	During fiscal 2008, approximately $2.1 million, or $0.03 per diluted share, of depreciation was accelerated above our normal depreciation rates relating to our existing office building in Daytona Beach, Florida which is expected to be razed subsequent to us moving in to our new headquarters office building as part of our Daytona Live! project (see further discussion in “Future Liquidity”). During fiscal 2007, depreciation was accelerated above our normal depreciation rates relating to this existing office building and certain other offices and buildings which were razed in fiscal 2007 as part of our Daytona Live! Project totaling approximately $14.7 million, or $0.17 per diluted share;

•	In fiscal 2007 and 2008, we recognized impairments of long-lived assets totaling approximately $13.1 million, or $0.09 per diluted share, and $2.2 million, or $0.03 per diluted share, respectively, primarily attributable to costs associated with the fill removal process at our Staten Island property and impairments of certain other long-lived assets. The fiscal 2007 impairments also included the aforementioned discontinuance of the speedway development in Kitsap County, Washington;

•	During the first quarter of fiscal 2008, we recorded a non-cash charge totaling approximately $3.8 million, or $0.07 per diluted share, to correct the carrying value amount of certain other assets. This adjustment was recorded in interest income and other in the consolidated statement of operations. We believe the adjustment is not material to our consolidated financial statements for the years ended November 30, 2006, 2007 and 2008; and

•	In fiscal 2008, Equity in Net Loss From Equity Investments includes the previously discussed charge of approximately $2.3 million, or $0.03 per diluted share, as a result of KJV’s withdrawal of its application for its casino management contract and income of approximately $1.6 million, or $0.04 per diluted share, representing our portion of the results from our 50.0 percent indirect interest in Motorsports Authentics. Our portion of Motorsports Authentics net loss for fiscal 2007 included in Equity in Net Loss From Equity Investments was approximately $57.0 million, or $1.04 per diluted share, which includes the write-down of certain inventory and related assets and an impairment of goodwill, certain intangibles and other long-lived assets. See discussion under “Future Trends in Operating Results.”
Admissions revenue decreased approximately $17.6 million, or 6.9 percent, in fiscal 2008 as compared to fiscal 2007. The decrease is primarily attributable to the decreases in attendance due to previously discussed adverse economic trends, for events and to a lesser extent, the impact of inclement weather at certain spring events conducted at Auto Club Speedway. These decreases are partially offset by the increase in attendance for certain events conducted during Speedweeks at Daytona supporting the 50th running of the sold out Daytona 500 and, to a lesser extent, the increase in attendance at certain events at Chicagoland. The overall decrease in attendance was also partially offset by a slight increase in the weighted average ticket price of tickets sold for the majority of our events.
Motorsports related revenue decreased approximately $2.6 million, or 0.6 percent, in fiscal 2008 as compared to fiscal 2007. The decrease is primarily due to the decrease in suite and hospitality revenue, track rentals, motorsports publishing services, and advertising for comparable events. This decrease is partially offset by an increase in the television broadcast and ancillary rights for our NASCAR Sprint Cup, Nationwide, and Craftsman Truck series.
Food, beverage and merchandise revenue decreased approximately $6.0 million, or 7.2 percent, in fiscal 2008 as compared to fiscal 2007. The decrease is primarily attributable to previously discussed adverse economic conditions affecting attendance and inclement weather for the above mentioned event. The decrease was partially offset by the increased merchandise and concession sales for certain events conducted during Speedweeks at Daytona supporting the 50th running of the sold out Daytona 500.
Prize and point fund monies and NASCAR sanction fees increased approximately $3.3 million, or 2.2 percent, in fiscal 2008 as compared to fiscal 2007. This increase is primarily related to the increase in television broadcast rights fees for the NASCAR Sprint Cup, Nationwide and Craftsman Truck series events as standard NASCAR sanctioning agreements require that a specific percentage of television broadcast rights fees be paid to competitors and, to a lesser extent, increased NASCAR sanction fees.
Motorsports related expense increased by approximately $5.7 million, or 3.5 percent, in fiscal 2008 as compared to fiscal 2007. The increase is primarily attributable to promotional and advertising expenses for certain events conducted during the period including the 50th running of the sold out Daytona 500. The increase was partially offset by costs associated with the IRL Series weekend at Michigan in fiscal 2007 that did not occur in fiscal 2008. Motorsports related expense as a percentage of combined admissions and motorsports related revenue increased to 23.8 percent, as compared to 22.3 percent for the same respective period in the prior year. The margin decrease is primarily due to the previously discussed increased promotional and advertising expenses, combined with the previously discussed revenue decreases.
Food, beverage and merchandise expense decreased approximately $331,000, or 0.7 percent, in fiscal 2008 as compared to fiscal 2007. The decrease is primarily attributable to lower variable costs associated with lower sales related to the previously discussed decreases in attendance. Substantially offsetting this decrease were increased variable costs associated with the increased sales attributable to the previously discussed increase in attendance for certain events conducted during Speedweeks at Daytona supporting the 50th running of the sold out Daytona 500. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue increased to approximately 61.7 percent in fiscal 2008, as compared to 57.6 percent for fiscal 2007. The margin decrease is primarily due to reduced catering and the sale of lower margin merchandise and concessions.
General and administrative expense decreased approximately $9.5 million, or 8.0 percent, in fiscal 2008 as compared to fiscal 2007. The decrease is primarily attributable to reductions in legal fees, certain operating costs related to the pursuit of development projects, an adjustment to certain other property taxes in addition to certain cost containment initiatives. The decrease is partially offset by twelve months of expenses relating to Chicagoland and Route 66 in fiscal 2008 as compared to only ten months of such expenses in the same period of the prior year subsequent to the February 2, 2007 acquisition. General and administrative expenses as a percentage of total revenues decreased to approximately 13.9 percent for fiscal 2008, as compared to 14.6 percent for fiscal 2007. The change is primarily due to the previously discussed reduction in general and administrative expenses partially offset by the previously discussed revenue decreases.
Depreciation and amortization expense decreased approximately $9.3 million, or 11.6 percent, in fiscal 2008 as compared to fiscal 2007. The decrease substantially consists of the reduction of the previously discussed accelerated depreciation on certain office and other buildings. The decrease is partially offset by depreciation expense associated with twelve months of depreciation relating to Chicagoland and Route 66 in fiscal 2008 as compared to only ten months in the same period of the prior year subsequent to the February 2, 2007 acquisition, as well as other ongoing capital improvements.
Interest income and other decreased by approximately $6.6 million, or 132.7 percent, during fiscal 2008 as compared to fiscal 2007. The decrease is primarily due to the previously discussed non-cash charge of $3.8 million, or $0.07 per diluted share, to correct the carrying value of certain other assets. Lower cash and short-term investment balances driven by use of cash for our previously discussed Stock Purchase Plans impacted the period as well.
Interest expense increased by approximately $233,000, or 1.5 percent, during fiscal 2008 as compared to fiscal 2007. The increase is primarily due to the interest expense related to our new headquarters building and interest on borrowings related to our revolving credit facility (see discussion under “Liquidity and Capital Resources — General”). The increase is substantially offset by higher capitalized interest and lower average borrowings on our credit facility in the current periods.
Equity in net loss from equity investments improved significantly in the current fiscal period as compared to the same respective period of the prior year primarily due to the operations of Motorsports Authentics (see “Equity and Other Investments”). Our pro rata share of the loss from our 37.5 percent equity investment in Raceway Associates prior to the acquisition of the remaining interest in February 2007 also contributed to the improvement in the current year. Partially offsetting the above items was the previously discussed charge relating to the KJV.
Our effective income tax rate decreased from approximately 50.1 percent to 38.0 percent during fiscal 2008 compared to fiscal 2007. This decrease in the effective income tax rate is primarily due to the tax treatment associated with losses incurred in fiscal 2007 and income earned in fiscal 2008 by Motorsports Authentics as well as certain restructuring initiatives in fiscal 2008 and certain state tax implications relating to the impairment of long-lived assets recognized in fiscal 2007. The decrease was partially offset by the tax exempt nature of the aforementioned non-cash charge to interest income and other during the first quarter of fiscal 2008.
The operations of Nazareth are presented as discontinued operations, net of tax, for all periods presented in accordance with SFAS No. 144.
As a result of the foregoing, net income increased approximately $48.4 million, or $0.46 per diluted share, for fiscal 2008 as compared to fiscal 2007. Also contributing to the increase in the earnings per diluted share is the reduction in the weighted average shares outstanding as a result of the previously discussed stock repurchase program.
Comparison of Fiscal 2007 to Fiscal 2006
The comparison of fiscal 2007 to fiscal 2006 is impacted by the following factors:
•	Fiscal 2006 was our last year under NASCAR’s multi-year consolidated television broadcast rights agreement with NBC Sports, Turner Sports, FOX, and FX. Beginning in 2007, NASCAR entered into new combined eight year agreements with FOX, ABC/ESPN, TNT, and Speed for the domestic broadcast and related rights for its Sprint Cup, Nationwide, and Craftsman Truck series. While the average annual broadcast rights for the contract beginning in 2007 is higher than the average for the contract ended in 2006, 2007 rights fees were less than the 2006 rights fees. See discussion under “Future Trends in Operating Results”;

•	On February 2, 2007, we acquired the 62.5 percent ownership interest in Raceway Associates we did not previously own, bringing our ownership to 100.0 percent. This acquisition was accounted for as a business combination and the operations of Raceway Associates are included in our consolidated operations subsequent to the date of acquisition. Raceway Associates operates Chicagoland and Route 66. Prior to this date, we had accounted for their operations as an equity method investment. A NASCAR Nationwide Series event, Sprint Cup Series event, ARCA Series event, and an IRL Series event were held at Chicagoland along with a NHRA POWERade Drag Racing Series event at Route 66 during fiscal 2007;

•	During fiscal 2007, approximately $14.7 million, or $0.17 per diluted share after tax, of depreciation was accelerated above our normal depreciation rates related to certain existing offices and other buildings in Daytona Beach, Florida which were razed in fiscal 2007, as part of our Daytona Live! project (see further discussion in “Future Liquidity”);

•	In fiscal 2007, we recognized impairments of long-lived assets totaling approximately $13.1 million, or $0.09 per diluted share, primarily attributable to the aforementioned discontinuance of the speedway development in Kitsap County, Washington, the costs associated with the fill removal process at our Staten Island property and impairments of certain other long-lived assets;

•	In fiscal 2007, Equity in Net Loss From Equity Investments includes a net loss of $57.0 million, or $1.04 per diluted share, representing our portion of the results from our 50.0 percent indirect interest in Motorsports Authentics’ loss from operations, which includes the write-down of certain inventory and related assets and an impairment of goodwill, certain intangibles and other long-lived assets. Our portion of the Motorsports Authentics net loss from operations for fiscal 2006 included in Equity in Net Loss From Equity Investments was $3.3 million, or $0.05 per diluted share. See discussion under “Equity and Other Investments”;

•	A NASCAR Nationwide Series event was held at Martinsville Speedway (“Martinsville”) in the third fiscal quarter of 2006. In connection with our limited partnership agreement with GMI, the NASCAR Nationwide Series event was realigned from Martinsville to Circuit Gilles Villeneuve, Montreal and conducted in the third quarter of fiscal 2007. The operations of the limited partnership with GMI, including the realigned NASCAR Nationwide Series event, were not material to the 2007 results of operations; and

•	In November 2006, we announced our intention to discontinue our speedway development efforts on Staten Island which resulted in a non-cash, pre-tax charge for the impairment of long-lived assets of approximately $84.7 million, or $1.01 per diluted share, in the fourth quarter of fiscal 2006 (see “Impairment of Long-Lived Assets”).

Admissions revenue increased approximately $18.4 million, or 7.8 percent, in fiscal 2007 as compared to fiscal 2006. This increase is primarily a result of the consolidation of Raceway Associates and, to a lesser extent, seat and club additions at Richmond. This increase was partially offset by certain decreases in attendance related to certain NASCAR events conducted at Auto Club Speedway, Talladega, Michigan and Daytona.
Motorsports related revenue increased approximately $1.6 million, or 0.3 percent, in fiscal 2007 as compared to fiscal 2006. The increase is primarily due to the consolidation of Raceway Associates and, to a lesser extent, increases in advertising, parking, sponsorship as well as suites and hospitality revenue for comparable events. This increase is largely offset by the previously discussed decrease in the television broadcast and ancillary rights for our NASCAR Sprint Cup, Nationwide, and Craftsman Truck series.
Food, beverage and merchandise revenue decreased approximately $3.1 million, or 3.6 percent, in fiscal 2007 as compared to fiscal 2006. The decrease is primarily attributable to previously discussed attendance decreases and inclement weather for several major events. This decrease was partially offset by the consolidation of Raceway Associates.
Prize and point fund monies and NASCAR sanction fees increased approximately $108,000, or 0.1 percent, in fiscal 2007 as compared to fiscal 2006. This increase is primarily related to the consolidation of Raceway Associates and is almost entirely offset by the decrease in television broadcast rights fees for the NASCAR Sprint Cup, Nationwide and Craftsman Truck series events as standard NASCAR sanctioning agreements require that a specific percentage of television broadcast rights fees be paid to competitors.
Motorsports related expense increased by approximately $18.1 million, or 12.8 percent, in fiscal 2007 as compared to fiscal 2006. The increase was primarily due to the consolidation of Raceway Associates. Motorsports related expense as a percentage of combined admissions and motorsports related revenue increased to 22.3 percent, as compared to 20.4 percent for the same respective period in the prior year. The margin decrease is primarily due to the previously discussed decrease in television broadcast and ancillary rights fees for the NASCAR Sprint Cup, Nationwide, and Craftsman Truck series events.
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
General and administrative expense increased approximately $12.5 million, or 11.7 percent, in fiscal 2007 as compared to fiscal 2006. The increase is primarily attributable to the consolidation of Raceway Associates and a net increase in costs related to our ongoing business. General and administrative expenses as a percentage of total revenues increased to approximately 14.6 percent for fiscal 2007, as compared to 13.3 percent for fiscal 2006. The change is primarily due to the decrease in revenue related to television broadcast and ancillary rights fees for the NASCAR Sprint Cup, Nationwide, and Craftsman Truck series events.
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
The impairment of long-lived assets is primarily attributable to our decision to abandon pursuit of the development of a motorsports entertainment facility in Kitsap County, Washington and estimated costs of fill removal related to our Staten Island property. To a lesser extent, certain other long-lived asset impairments also contributed to the charge. See discussion under “Impairment of Long-Lived Assets.”
Interest income and other decreased by approximately $322,000, or 6.1 percent, during fiscal 2007 as compared to fiscal 2006. The decrease is primarily due to lower average cash and short-term investment balances as a result of the acquisition of the remaining interest in Raceway Associates and $81.0 million in cash used in connection with our previously discussed stock repurchase program. See discussion under “Stock Purchase Plan.”
Interest expense increased by approximately $3.3 million, or 26.6 percent, during fiscal 2007 as compared to fiscal 2006. The increase is primarily due to lower capitalized interest and the assumption of certain debt in connection with the Raceway Associates acquisition.
Equity in net loss from equity investments substantially represents our 50.0 percent equity investment Motorsports Authentics and our pro rata share of the loss from our 37.5 percent equity investment in Raceway Associates prior to the aforementioned acquisition of the remaining interest in February 2007.
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
Liquidity and Capital Resources
General
We have historically generated sufficient cash flow from operations to fund our working capital needs and capital expenditures at existing facilities, payments of an annual cash dividend and more recently, to repurchase our shares under our Stock Purchase Plan. In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance of long-term debt, borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects. At November 30, 2008, we had cash, cash equivalents and short-term investments totaling approximately $219.1 million, $300.0 million principal amount of senior notes outstanding, $150.0 million in current borrowings on our $300.0 million revolving credit facility, a debt service funding commitment of approximately $66.7 million principal amount related to the taxable special obligation revenue (“TIF”) bonds issued by the Unified Government; and, $7.9 million principal amount of other third party debt. At November 30, 2008, we had a working capital deficit of $27.8 million, primarily as a result of the cash used for the acquisitions of our common stock under our Stock Purchase Plans. At November 30, 2007, we had a working capital deficit of $52.5 million, primarily as a result of the cash used for the Raceway Associates’ acquisition and acquisitions of our common stock under our Stock Purchase Plans.
Our liquidity is primarily generated from our ongoing motorsports operations, and we expect our strong operating cash flow to continue in the future. In addition, as of November 30, 2008, we have approximately $150.0 million available to draw upon under our revolving credit facility, if needed. See “Future Liquidity” for additional disclosures relating to our credit facility and certain risks that may affect our near term operating results and liquidity.
As it relates to capital allocation, our top priority is fan and competitor safety, as well as regulatory compliance. In addition, we remain focused on driving incremental earnings by improving the fan experience to increase ticket sales.
Beyond that, we are also making strategic investments in external projects that complement our core business and provide value for our shareholders. Those options include ancillary real estate development; acquisitions; new market development; and share repurchases.

During fiscal year 2008, our significant cash flows items include the following:
•	net cash provided by operating activities totaled approximately $220.9 million;

•	capital expenditures totaling approximately $107.0 million;

•	proceeds from the net sales of short-term investments totaling approximately $39.1 million;

•	advances to affiliates, net of proceeds from affiliates, totaling approximately $13.8 million;

•	proceeds of long-term debt, net of payments and an increase in restricted cash, totaling approximately $8.7 million;

•	proceeds under our 2006 Credit Facility, net of payments, totaling approximately $150.0 million;

•	dividends paid totaling approximately $6.0 million; and

•	reacquisitions of previously issued common stock totaling approximately $127.4 million.
Capital Expenditures
Capital expenditures totaled approximately $107.0 million for fiscal 2008, compared to approximately $96.1 million for fiscal 2007. The capital expenditures at our existing facilities totaling approximately $91.6 million, during fiscal 2008 related to the installation of lighting at Chicagoland, improvements at Darlington including a new tunnel and repaving of the racing surface, enhanced seating areas and a new premium recreational vehicle parking area at Michigan, additions to the Sprint FANZONE as well as improvements to the infield road course at Daytona, media center expansions at Watkins Glen and Homestead, escalators at Richmond escalators and other fan experience improvements at Auto Club Speedway, and a variety of other improvements and renovations to our facilities. Other capital expenditures totaling approximately $15.4 million substantially consists of construction on our new headquarters building and ongoing site work associated with our Staten Island facility.
At November 30, 2008, we have approximately $41.8 million in capital projects currently approved for our existing facilities. These projects include grandstand seating enhancements at Daytona and Michigan, improvements at Auto Club Speedway to enhance the fan experience, installation of lighting at Route 66’s dragstrip, new leaderboard at Homestead, acquisition of land and land improvements at various facilities for expansion of parking, camping capacity and other uses and a variety of other improvements and renovations to our facilities that enable us to effectively compete with other sports venues for consumer and corporate spending. We also estimate the cost to complete our new headquarters building at November 30, 2008 is approximately $45.2 million.
As a result of these currently approved projects and estimated additional approvals in fiscal 2009, we expect our total fiscal 2009 capital expenditures at our existing facilities will be approximately $65.0 million, depending on the timing of certain projects.
We review the capital expenditure program periodically and modify it as required to meet current business needs.
Future Liquidity
General
As discussed in “Future Trends in Operating Results”, economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates, may impact our ability to sell tickets to our events and to secure revenues from corporate marketing partnerships. We believe that adverse economic trends, particularly credit availability, the decline in consumer confidence, the rise in unemployment and increased fuel and food costs, significantly contributed to the decrease in attendance for certain of our motorsports entertainment events during fiscal 2008. We currently expect substantially all of these trends to continue into 2009, which will negatively impact year-over-year comparability for most all of our revenue categories with the exception of domestic broadcast and ancillary media rights fees.
Our cash flow from operations consists primarily of ticket, hospitality, merchandise, catering and concession sales and contracted revenues arising from television broadcast rights and marketing partnerships. Despite current economic conditions, we believe that cash flows from operations, along with existing cash, cash equivalents, short-

term investments and available borrowings under our 2006 Credit Facility, will be sufficient to fund:
•	operations and approved capital projects at existing facilities for the foreseeable future;

•	payments required in connection with the funding of the Unified Government’s debt service requirements related to the TIF bonds;

•	payments related to our existing debt service commitments;

•	any equity contributions in connection with the Daytona Live! and Kansas Hotel and Casino developments;

•	any potential payments associated with our keepwell agreements;

•	payments for share repurchases under our Stock Purchase Plan;

•	any payment of tax that may ultimately occur as a result of the examination by the Service; and

•	the fees and expenses incurred in connection with the current legal proceeding discussed in Part II “Legal Proceedings.”
Accordingly, in October 2008, as a result of our desire to build cash balances due to the challenges facing the credit markets, we drew down on our $300.0 million 2006 Credit Facility (see below in “Future Liquidity”) the $150.0 million necessary to fund the $150.0 million in senior notes maturing in April 2009 (see below in “Future Liquidity”). If we are not able to secure acceptable terms for a refinancing in early 2009, we will use these borrowings under the 2006 Credit Facility as a bridge to a more favorable credit market and utilize operating cash flow to pay down the balance on the 2006 Credit Facility in the interim.
We remain interested in pursuing further development and/or acquisition opportunities (including the possible development of new motorsports entertainment facilities, such as the New York metropolitan area, the Northwest US, Denver and other areas), the timing, size and success, as well as associated potential capital commitments, of which are unknown at this time. Accordingly, a material acceleration of our growth strategy could require us to obtain additional capital through debt and/or equity financings. Although there can be no assurance, over the longer term we believe that adequate debt and equity financing will be available on satisfactory terms.
While we expect our strong operating cash flow to continue in the future, our financial results depend significantly on a number of factors. In addition to economic conditions, consumer and corporate spending could be adversely affected by security and other lifestyle conditions resulting in lower than expected future operating cash flows. General economic conditions were significantly and negatively impacted by the September 11, 2001 terrorist attacks and the wars in Iraq and Afghanistan and could be similarly affected by any future attacks or fear of such attacks, or by conditions resulting from other acts or prospects of war. Any future attacks or wars or related threats could also increase our expenses related to insurance, security or other related matters. Also, our financial results could be adversely impacted by a widespread outbreak of a severe epidemiological crisis. The items discussed above could have a singular or compounded material adverse affect on our financial success and future cash flow.
Long-Term Obligations and Commitments
On April 23, 2004, we completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, we completed an offer to exchange the senior notes for registered senior notes with substantially identical terms (“2004 Senior Notes”). At November 30, 2008, outstanding 2004 Senior Notes totaled approximately $300.1 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 4.2 percent and are due April 2009, and $150.0 million principal amount unsecured senior notes, which bear interest at 5.4 percent and are due April 2014. The 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Our wholly-owned domestic subsidiaries are guarantors of the 2004 Senior Notes.
In June 2008 we entered into an interest rate lock agreement to effectively lock in a substantial portion of the interest rate exposure on approximately $150.0 million notional amount in anticipation of refinancing the $150.0 million 4.2 percent Senior Notes that mature in April 2009. This interest rate lock was designated and qualified as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This agreement, with a principal notional amount of $150.0 million and an estimated fair value of a liability totaling $21.8 million at November 30, 2008, expires in February 2009. The estimated fair value is based on relevant market information and quoted market prices at November 30, 2008 and is recognized in other comprehensive loss in the consolidated financial statements. If we are not able to secure acceptable terms for a refinancing of the 4.2 percent Senior Notes in early 2009 we expect to extend the current interest rate lock prior to its termination for a period to be determined, based on management’s best estimate for when the debt refinancing will occur, and will redesignate the interest rate lock agreement as a cash flow hedge transaction.
In connection with our February 2, 2007, acquisition of the 62.5 percent ownership interest in Raceway Associates we did not previously own, we assumed approximately $39.7 million in third party debt, consisting of three bank term loans and two revenue bonds payable.
•	The first bank term loan (“Chicagoland Term Loan”) was a construction loan for the development of Chicagoland with principal outstanding at the date of acquisition of approximately $28.4 million. We paid the remaining principal and accrued interest on the Chicagoland Term Loan subsequent to the acquisition in February 2007.

•	The second bank term loan (“5.8 percent Bank Loan”) consists of a construction and mortgage note with principal outstanding at the date of acquisition of approximately $3.3 million, original 20 year term due June 2018, with a current interest rate of 5.8 percent and a monthly payment of $48,000 principal and interest. The interest rate and monthly payments will be adjusted on June 1, 2013. At November 30, 2008, outstanding principal on the 5.8 percent Bank Loan was approximately $2.5 million.

•	The third bank term loan (“6.3 percent Bank Loan”) consists of a mortgage note with principal outstanding at the date of acquisition of approximately $271,000, original five year term which matured and was fully paid in February 2008.

•	The first revenue bonds payable (“4.8 percent Revenue Bonds”) consist of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements with principal outstanding at the date of acquisition of approximately $2.5 million. The 4.8 percent Revenue Bonds have an initial interest rate of 4.8 percent and a monthly payment of $29,000 principal and interest. At November 30, 2008, outstanding principal on the 4.8 percent Revenue Bonds was approximately $2.1 million.

•	The second revenue bonds payable (“6.8 percent Revenue Bonds”) are special service area revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements with principal outstanding at the date of acquisition of approximately $5.2 million. The 6.8 percent Revenue Bonds are billed and paid as a special assessment on real estate taxes. Interest payments are due on a semi-annual basis at 6.8 percent with principal payments due annually. Final maturity of the 6.8 percent Revenue Bonds is January 2012. At November 30, 2008, outstanding principal on the 6.8 percent Revenue Bonds was approximately $3.3 million.
In July 2008, DBLHB entered into a construction term loan agreement to finance the construction of our new headquarters building (see “Daytona Live! Development”). The loan is comprised of a $51.3 million principal amount with an interest rate of 6.25 percent which matures 25 years after the completion of the headquarters building.
In January 1999, the Unified Government issued approximately $71.3 million in TIF bonds in connection with the financing of construction of Kansas Speedway. At November 30, 2008, outstanding TIF bonds totaled approximately $65.7 million, net of the unamortized discount, which is comprised of a $17.9 million principal amount, 6.2 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by our wholly-owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway’s boundaries and are not our obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At November 30, 2008, the Unified Government had approximately $3.2 million in 2002 STAR Bonds outstanding. Under a keepwell agreement, we have agreed to provide financial assistance to KSC, if necessary, to support its guarantee of the 2002 STAR Bonds.
On June 16, 2006, we entered into a $300.0 million revolving credit facility (“2006 Credit Facility”). The 2006 Credit Facility contains a feature that allows us to increase the credit facility to a total of $500.0 million, subject to certain conditions. The 2006 Credit Facility is scheduled to mature in June 2011, and accrues interest at LIBOR plus 30.0 — 80.0 basis points, based on our highest debt rating as determined by specified rating agencies. At November 30, 2008, we had approximately $150.0 million outstanding under the 2006 Credit Facility.
We have guaranteed minimum royalty payments under certain agreements through December 2015, with a remaining maximum exposure at November 30, 2008, of approximately $12.0 million.
At November 30, 2008 we had contractual cash obligations to repay debt and to make payments under operating agreements, leases and commercial commitments in the form of guarantees and unused lines of credit. Payments due under these long-term obligations are as follows as of November 30, 2008 (in thousands):

		Obligations Due by Period
		Less Than			After
	Total	One Year	2-3 Years	4-5 Years	5 Years

Long-term debt	$575,897	$152,851	$157,101	$5,939	$260,006
Motorsports entertainment facility operating agreement	33,660	2,220	4,440	4,440	22,560
Other operating leases	48,673	4,668	5,833	2,744	35,428

Total Contractual Cash Obligations	$658,230	$159,739	$167,374	$13,123	$317,994

We have a total long-term tax liability of approximately $161.8 million for uncertain tax positions, inclusive of tax, interest, and penalties included in our consolidated balance sheet at November 30, 2008, related to various federal and state income tax matters, primarily the tax depreciation issue currently under examination (see “Internal Revenue Service Examination” for further discussion). The contractual cash obligations table above excludes the long-term liability for these uncertain tax positions as we are unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities.
Commercial commitment expirations are as follows as of November 30, 2008 (in thousands):

		Commitment Expiration by Period
		Less Than			After
	Total	One Year	2-3 Years	4-5 Years	5 Years

Guarantees	$15,226	$370	$595	$595	$13,666
Unused credit facilities	150,000	—	150,000	—	—

Total Commercial Commitments	$165,226	$370	$150,595	$595	$13,666

Stock Purchase Plan
In December 2006 we implemented a share repurchase program (“Stock Purchase Plan”) under which we are authorized to purchase up to $150.0 million of our outstanding Class A common shares. In February 2008 we announced that our Board of Directors had authorized an incremental $100.0 million share repurchase program. Collectively these programs are described as the “Stock Purchase Plans.” The Stock Purchase Plans allow us to purchase up to $250.0 million of our outstanding Class A common shares. The timing and amount of any shares repurchased under the Stock Purchase Plans will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plans may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates. Since inception of the Stock Purchase Plans through November 30, 2008, we have purchased 4,730,479 shares of our Class A common shares, for a total of approximately $208.0 million. Included in these totals are the purchases of 3,088,365 shares of our Class A common shares during the fiscal year ended November 30, 2008, at an average cost of approximately $41.13 per share (including commissions), for a total of approximately $127.0 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At November 30, 2008, we have approximately $42.0 million remaining repurchase authority under the current Stock Purchase Plans.
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
Daytona Live! Development
In May 2007, we announced we had entered into a 50/50 joint venture, DLJV, with Cordish, one of the largest and most respected developers in the country, to explore a potential mixed-use entertainment destination development on 71 acres. The development named Daytona Live! is located directly across International Speedway Boulevard from our Daytona motorsports entertainment facility. The acreage that we currently own includes an existing office building which houses our present corporate headquarters and certain offices of NASCAR.
Preliminary conceptual designs call for a 200,000 square foot mixed-use retail/dining/entertainment area as well as a movie theater with up to 2,500-seats, a residential component and a 160-room hotel. The initial development will also include approximately 188,000 square feet of office space to house the new headquarters of ISC, NASCAR, Grand American and their related businesses, and additional space for other tenants. Construction of the office building is underway and is expected to be complete by the fourth quarter of 2009. To date, Cobb Theaters has signed on to anchor Daytona Live! with a 65,000 square foot, 14 screen theater. The theater will feature digital projection with 3-D capabilities, stadium seating and a loge level providing 350 reserved premium seats, and a full-service restaurant as well as in-seat service for food and beverages.
Final design plans for the development of the retail/dining/entertainment and hotel components are being completed and will incorporate the results of local market studies and further project analysis. The DLJV is hopeful it will receive all necessary permitting and other approvals for the initial development during 2009.
The current estimated cost for the initial development, which includes the new headquarters office building, the retail/dining/entertainment, hotel and residential components, is approximately $250.0 million. Both ISC and Cordish anticipate contributing equal amounts to the DLJV for the remaining equity necessary for the project. We expect our contribution to range between $10.0 million and $15.0 million, plus land we currently own. The balance is expected to be funded primarily by private financing obtained by the DLJV. Specific financing considerations for the DLJV are dependent on several factors, including lease arrangements, availability of project financing and overall market conditions. Lastly, when the new headquarters building is completed we will relocate from our existing office building, which is not fully depreciated and is expected be subsequently razed.
Kansas Hotel and Casino Development
In September 2007, our wholly owned subsidiary KSDC and The Cordish Company, with whom we have formed KJV to pursue this project, submitted a joint proposal to the Unified Government for the development of a casino, hotel and retail and entertainment project in Wyandotte County, on property adjacent to Kansas Speedway. The Unified Government has approved rezoning of approximately 102 acres at Kansas Speedway to allow development of the proposed project. In December 2007, the KJV negotiated a memorandum of understanding with Hard Rock Hotel Holdings to brand the entertainment destination development as a Hard Rock Hotel & Casino. The Kansas Lottery Commission will act as the state’s casino owner.
In September 2008, the Kansas Lottery Gaming Facility Review Board awarded the casino management contract for the Northeast Kansas gaming zone to the KJV. On December 5, 2008, KJV withdrew its application for Lottery Gaming Facility Manager for the Northeast Kansas gaming zone due to the uncertainty in the global financial markets and the expected inability to debt finance the full project at reasonable rates. We and Cordish anticipated contributing between 20.0 and 40.0 percent of the total cost to the KJV. The remaining portion was expected to be funded by non-recourse, secured debt financing obtained by the KJV.
The proposal included a 1.5 million-square-foot, Hard Rock Hotel & Casino which was expected to include a 300-room luxury hotel; a state-of-the-art casino with 3,000 slot machines and 140 gaming tables; 275,000 square-feet of destination retail, dining and entertainment including a live music venue; first-class resort amenities; and extensive meeting and convention facilities. The initial development was expected to cost approximately $705.0 million to construct. Included in KJV’s proposal was our commitment to petition NASCAR to realign a second NASCAR

Sprint Cup Series race to Kansas Speedway by no later than 2011. The source of the race, which will come from one of our other facilities, has not been determined.
The proposal anticipated the development to be completed during fiscal 2011. However, in the current financing environment we required the flexibility, if needed, to phase in the hotel, convention facilities, and additional entertainment components. As this was technically not permitted within the existing agreement, and this agreement could not be modified, prior to KJV’s $25.0 million deposit becoming non-refundable and the partners becoming obligated to build the entire project, KJV withdrew its application.
At the beginning of 2009, the State of Kansas re-opened the bidding process for the casino management contract and we look forward to resubmitting an application with a phased approach for the non-gaming amenities.
Internal Revenue Service Examination
The Internal Revenue Service (the “Service”) is currently performing a periodic examination of our federal income tax returns for the years ended November 30, 1999 through 2005 and has challenged the tax depreciation treatment of a significant portion of our motorsports entertainment facility assets. In order to prevent incurring additional interest related to years through fiscal 2005, we have approximately $117.9 million on deposit with the Service as of November 30, 2008, which is classified as long-term assets in our consolidated financial statements. Our deposits are not a payment of tax, and we will receive accrued interest on any of these funds ultimately returned to us. In June 2007 the Service commenced the administrative appeals process which is currently expected to take and additional three to twelve months to complete. If our appeal is not resolved satisfactorily, we will evaluate all of our options, including litigation. We believe that our application of the federal income tax regulations in question, which have been applied consistently since their enactment and have been subjected to previous IRS audits, is appropriate, and we intend to vigorously defend the merits of our position. While an adverse resolution of these matters could result in a material negative impact on cash flow, including payment of taxes from amounts currently on deposit with the Service, we believe that we have provided adequate reserves related to these matters including interest charges through November 30, 2008, and, as a result, do not expect that such an outcome would have a material adverse effect on results of operations.
Inflation
We do not believe that inflation has had a material impact on our operating costs and earnings.
Recent Accounting Pronouncements
In June 2006 the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Our adoption of this interpretation in fiscal 2008 did not have a significant impact on our financial position and results of operations.
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
In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” which establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Our adoption of this statement in the first quarter of fiscal 2008 did not have an impact on our financial position and results of operations.
In February 2008, FASB issued Staff Position (“FSP”) 157-2 was issued which allowed deferral of the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in financial statements on a nonrecurring basis. FSP 157-2 was effective immediately upon issuance. We have elected not to apply this deferral as FSP 157-2 has no significant impact on our financial statements or disclosures.
In October 2008, FSP 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” was issued clarifying the application of SFAS No. 157 and key considerations in determining fair value in such markets, and expanding disclosures on recurring fair value measurements using unobservable inputs (Level 3). FSP 157-3 was effective upon issuance and our adoption of this application had no impact on our financial statements or disclosures.
In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 gives companies the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have elected not to measure eligible items at fair value and our adoption of this interpretation in fiscal 2008 did not have a significant impact on our financial position and results of operations.
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
In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51.” SFAS No. 160 changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently evaluating the potential impact that the adoption of this statement will have on our financial position and results of operations and will adopt the provisions of this statement in fiscal 2009.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are currently evaluating the potential impact that the adoption of this statement will have on our financial position and results of operations and will adopt the provisions of this statement in fiscal 2009.
In April 2008, FSP 142-3 “Determination of the Useful Life of Intangible Assets” was issued. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 “Goodwill and Other Intangible Assets”. FSP 142-3 also requires additional disclosures on information that can be used to assess the extent to which future cash flows associated with intangible assets are affected by an entity’s intent or ability to renew or extend such arrangements and on associated accounting policies. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the potential impact that the adoption of this statement will have on our financial position and results of operations and will adopt the provisions of this statement in fiscal 2009.
In May 2008, SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” was issued to clarify the sources of accounting principles and the framework for selecting the principles used in preparing financial statements in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411 “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We believe adoption of SFAS No. 162 will have no significant impact on our financial statements or disclosures.
In June 2008, FSP EITF No. 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” was issued to address whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method. FSP EITF No. 03-6-1 affects entities that accrue dividends on share-based payment awards during the associated service period when the return of dividends is not required if employees forfeit such awards. FSP EITF No. 03-6-1 is effective for fiscal years and interim periods beginning after December 15, 2008. We are currently evaluating the potential impact that the adoption of this statement will have on our financial position and results of operations and will adopt the provisions of this statement in fiscal 2009.
In September 2008, FSP No. 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” was issued to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP also amends FASB Interpretation No. 45 (FIN 45) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” to require an additional disclosure about the current status of payment and performance risk of guarantees. The FSP provisions that amend Statement 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. The FSP also clarifies the effective date of SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities”. As discussed above, SFAS No. 161 is effective the first reporting period beginning after November 15, 2008. We are currently evaluating the potential impact that the adoption of this statement will have on our financial position and results of operations and will adopt the provisions of this statement in fiscal 2009.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risk from changes in interest rates in the normal course of business. Our interest income and expense are most sensitive to changes in the general level of U.S. interest rates and the LIBOR rate. In order to manage this exposure, from time to time we use a combination of debt instruments, including the use of derivatives in the form of interest rate swap and lock agreements. We do not enter into any derivatives for trading purposes.
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
Our objective in managing our interest rate risk on our debt is to negotiate the most favorable interest rate structures that we can and, as market conditions evolve, adjust our balance of fixed and variable rate debt to optimize our overall borrowing costs within reasonable risk parameters. Interest rate swaps and locks are used from time to time to convert a portion of our debt portfolio from a variable rate to a fixed rate or from a fixed rate to a variable rate as well as to lock in certain rates for future debt issuances.
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
As described in Note 8 to the consolidated financial statements, we have various debt instruments that are issued at fixed rates. These financial instruments, which have a fixed rate of interest, are exposed to fluctuations in fair value resulting from changes in market interest rates. The fair values of long-term debt are based on quoted market prices at the date of measurement. Our credit facilities approximate fair value as they bear interest rates that approximate market. At November 30, 2008, we had approximately $150.0 million of variable debt outstanding; therefore, a hypothetical increase in interest rates by 1.0 percent would result in an increase in our annual interest expense of approximately $1.5 million.
At November 30, 2008, the fair value of our total long-term debt as determined by quotes from financial institutions was approximately $531.0 million. The potential decrease in fair value resulting from a hypothetical 10.0 percent shift in interest rates would be approximately $8.2 million at November 30, 2008.
From time to time we utilize derivative investments in the form of interest rate swaps and locks to manage the fixed and floating interest rate mix of our total debt portfolio and related overall cost of borrowing. The notional amount, interest payment and maturity dates of the swaps and locks match the terms of the debt they are intended to modify. In June 2008 we entered into an interest rate lock agreement to effectively lock in a substantial portion of the interest rate on approximately $150.0 million notional amount in anticipation of refinancing the $150.0 million 4.2 percent Senior Notes that mature in April 2009. This agreement, with a principal notional amount of $150.0 million and an estimated fair value of a liability totaling $21.8 million at November 30, 2008, expires in February 2009. The estimated fair value is based on relevant market information and quoted market prices at November 30, 2008 and changes in assumptions or market conditions could significantly affect fair value estimates.
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
We have audited the accompanying consolidated balance sheets of International Speedway Corporation (the Company) as of November 30, 2007 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended November 30, 2008. Our audits also included the financial statement schedule listed in Item 15a. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Motorsports Authentics, LLC (a corporation in which International Speedway Corporation has a 50 percent interest). The financial statements of Motorsports Authentics, LLC have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, as of November 30, 2007 and for the year then ended, insofar as it relates to the amounts included for Motorsports Authentics, LLC, is based solely on the report of the other auditors. In the consolidated financial statements, International Speedway Corporation’s equity investment in Motorsports Authentics, LLC is $76.0 million at November 30, 2007, and the Company’s equity in the net loss of Motorsports Authentics, LLC is $57.0 million for the year then ended.
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
In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Speedway Corporation at November 30, 2007 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), International Speedway Corporation’s internal control over financial reporting as of November 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 28, 2009, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Certified Public Accountants
Jacksonville, Florida
January 29, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
   The Board of Directors and Shareholders
   International Speedway Corporation
We have audited International Speedway Corporation’s internal control over financial reporting as of November 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). International Speedway Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, International Speedway Corporation maintained, in all material respects, effective internal control over financial reporting as of November 30, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of International Speedway Corporation as of November 30, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2008 of International Speedway Corporation and our report dated January 28, 2009 expressed an unqualified opinion thereon. We did not audit the financial statements of Motorsports Authentics, LLC (a corporation in which International Speedway Corporation has a 50 percent interest). The financial statements of Motorsports Authentics, LLC have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, as of November 30, 2007 and for the year then ended, insofar as it relates to the amounts included for Motorsports Authentics, LLC, is based solely on the report of the other auditors. In the consolidated financial statements, International Speedway Corporation’s equity investment in Motorsports Authentics, LLC is $76.0 million, at November 30, 2007, and the Company’s equity in the net loss of Motorsports Authentics, LLC is $57.0 million, for the year then ended.
/s/ Ernst & Young LLP
Certified Public Accountants
Jacksonville, Florida
January 29, 2009

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30,
	2007	2008

	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$57,316	$218,920
Short-term investments	39,250	200
Restricted cash	—	2,405
Receivables, less allowance of $1,200 in 2007 and 2008	46,860	47,558
Inventories	4,508	3,763
Deferred income taxes	1,345	1,838
Prepaid expenses and other current assets	10,547	7,194

Total Current Assets	159,826	281,878

Property and Equipment, net	1,303,178	1,331,231
Other Assets:
Long-term restricted cash and investments	—	40,187
Equity investments	76,839	77,613
Intangible assets, net	178,984	178,841
Goodwill	118,791	118,791
Deposits with Internal Revenue Service	117,936	117,936
Other	26,563	34,342

	519,113	567,710

Total Assets	$1,982,117	$2,180,819

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$2,538	$153,002
Accounts payable	37,508	26,393
Deferred income	128,631	103,549
Income taxes payable	22,179	8,659
Other current liabilities	21,447	18,035

Total Current Liabilities	212,303	309,638

Long-Term Debt	375,009	422,045
Deferred Income Taxes	214,109	104,172
Long-term tax liabilities	—	161,834
Long-Term Deferred Income	15,531	13,646
Other Long-Term Liabilities	6,077	28,125
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 30,010,422 and 27,397,924 issued and outstanding in 2007 and 2008, respectively	300	274
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 21,593,025 and 21,150,471 issued and outstanding in 2007 and 2008, respectively	216	211
Additional paid-in capital	621,528	497,277
Retained earnings	537,044	665,405
Accumulated other comprehensive loss	—	(21,808)

Total Shareholders’ Equity	1,159,088	1,141,359

Total Liabilities and Shareholders’ Equity	$1,982,117	$2,180,819

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Year Ended November 30,
	2006	2007	2008

	(In Thousands, Except Per Share Amounts)
REVENUES:
Admissions, net	$235,251	$253,685	$236,105
Motorsports related	463,891	465,469	462,835
Food, beverage and merchandise	87,288	84,163	78,119
Other	9,735	10,911	10,195

	796,165	814,228	787,254
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	151,203	151,311	154,655
Motorsports related	142,241	160,387	166,047
Food, beverage and merchandise	53,141	48,490	48,159
General and administrative	106,497	118,982	109,439
Depreciation and amortization	56,833	80,205	70,911
Impairment of long-lived assets	87,084	13,110	2,237

	596,999	572,485	551,448

Operating income	199,166	241,743	235,806
Interest income and other	5,312	4,990	(1,630)
Interest expense	(12,349)	(15,628)	(15,861)
Minority interest	—	—	324
Equity in net income (loss) from equity investments	318	(58,147)	(1,203)

Income from continuing operations before income taxes	192,447	172,958	217,436
Income taxes	75,467	86,667	82,678

Income from continuing operations	116,980	86,291	134,758
Loss from discontinued operations, net of income taxes of ($268), ($166) and ($143), respectively	(176)	(90)	(163)

Net income	$116,804	$86,201	$134,595

Basic earnings per share:
Income from continuing operations	$2.20	$1.64	$2.71
Loss from discontinued operations	—	—	—

Net income	$2.20	$1.64	$2.71

Diluted earnings per share:
Income from continuing operations	$2.20	$1.64	$2.71
Loss from discontinued operations	(0.01)	—	—

Net income	$2.19	$1.64	$2.71

Dividends per share	$0.08	$0.10	$0.12

Basic weighted average shares outstanding	53,166,458	52,557,550	49,589,465

Diluted weighted average shares outstanding	53,270,623	52,669,934	49,688,909

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity

	Class A	Class B			Accumulated
	Common	Common			Other	Unearned
	Stock	Stock	Additional		Comprehensive	Compensation-	Total
	$.01 Par	$.01 Par	Paid-in	Retained	(Loss)	Restricted	Shareholders’
	Value	Value	Capital	Earnings	Income	Stock	Equity

	(In Thousands)
Balance at November 30, 2005	$295	$239	$699,879	$343,766	$—	$(4,224)	$1,039,955
Comprehensive income
Net income	—	—	—	116,804	—	—	116,804
Cash dividends ($.08 per share)	—	—	—	(4,270)	—	—	(4,270)
Exercise of stock options	—	—	189	—	—	—	189
Statement 123(R) transition impact on restricted stock plan	(3)	—	(4,221)	—	—	4,224	—
Reacquisition of previously issued common stock	—	—	(347)	(113)	—	—	(460)
Conversion of Class B Common Stock to Class A Common Stock	18	(18)	—	—	—	—	—
Award of shares granted under long-term stock incentive plan	1	—	(1)	—	—	—	—
Income tax benefit related to stock-based compensation	—	—	197	—	—	—	197
Stock-based compensation	—	—	2,700	—	—	—	2,700

Balance at November 30, 2006	311	221	698,396	456,187	—	—	1,155,115
Comprehensive income
Net income	—	—	—	86,201	—	—	86,201
Cash dividends ($.10 per share)	—	—	—	(5,292)	—	—	(5,292)
Exercise of stock options	—	—	357	—	—	—	357
Reacquisition of previously issued common stock	(16)	—	(81,448)	(52)	—	—	(81,516)
Conversion of Class B Common Stock to Class A Common Stock	5	(5)	—	—	—	—	—
Income tax benefit related to stock-based compensation	—	—	177	—	—	—	177
Stock-based compensation	—	—	4,046	—	—	—	4,046

Balance at November 30, 2007	300	216	621,528	537,044	—	—	1,159,088
Comprehensive income
Net income	—	—	—	134,595	—	—	134,595
Interest rate lock	—	—	—	—	(21,808)	—	(21,808)

Total comprehensive income							112,787
Cash dividends ($.12 per share)	—	—	—	(5,960)	—	—	(5,960)
Minority Interest				(324)			(324)
Reacquisition of previously issued common stock	(31)	—	(127,432)	50	—	—	(127,413)
Conversion of Class B Common Stock to Class A Common Stock	5	(5)	—	—	—	—	—
Income tax expense related to stock-based compensation	—	—	(101)	—	—	—	(101)
Stock-based compensation	—	—	3,282	—	—	—	3,282

Balance at November 30, 2008	$274	$211	$497,277	$665,405	$(21,808)	$—	$1,141,359

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Year Ended November 30,
	2006	2007	2008

	(In Thousands)
OPERATING ACTIVITIES
Net income	$116,804	$86,201	$134,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,833	80,205	70,911
Minority interest	—	—	(324)
Stock-based compensation	2,700	4,046	3,282
Amortization of financing costs	538	517	517
Deferred income taxes	(4,178)	23,374	30,753
(Income) loss from equity investments	(318)	58,147	1,203
Impairment of long-lived assets, non cash	87,084	8,170	784
Excess tax benefits relating to stock-based compensation	(185)	(170)	—
Other, net	23	154	3,921
Changes in operating assets and liabilities
Receivables, net	(7,142)	7,525	(698)
Inventories, prepaid expenses and other assets	336	(2,142)	4,117
Deposits with Internal Revenue Service	(13,900)	(7,123)	—
Accounts payable and other liabilities	345	5,045	(8,233)
Deferred income	(150)	(5,712)	(26,967)
Income taxes	2,607	(121)	7,030

Net cash provided by operating activities	241,397	258,116	220,891
INVESTING ACTIVITIES
Capital expenditures	(110,374)	(96,060)	(107,036)
Acquisition of businesses, net of cash acquired	—	(87,111)	—
Purchase of equity investments	(124,565)	—	(81)
Proceeds from short-term investments	80,855	105,320	41,700
Purchases of short-term investments	(150,655)	(66,570)	(2,650)
Increase in restricted cash	—	—	(42,592)
Proceeds from affiliate	128	67	4,700
Advance to affiliate	(3,000)	(200)	(18,450)
Other, net	496	264	700

Net cash used in investing activities	(307,115)	(144,290)	(123,709)
FINANCING ACTIVITIES
Proceeds under credit facility	80,000	65,000	170,000
Payments under credit facility	(80,000)	(65,000)	(20,000)
Proceeds from long-term debt	—	—	51,300
Payment of long-term debt	(635)	(29,910)	(3,505)
Deferred financing fees	(368)	—	—
Cash dividends paid	(4,270)	(5,292)	(5,960)
Reacquisition of previously issued common stock	(460)	(81,516)	(127,413)
Exercise of Class A common stock options	189	357	—
Excess tax benefits relating to stock-based compensation	185	170	—

Net cash (used in) provided by financing activities	(5,359)	(116,191)	64,422

Net (decrease) increase in cash and cash equivalents	(71,077)	(2,365)	161,604
Cash and cash equivalents at beginning of year	130,758	59,681	57,316

Cash and cash equivalents at end of year	$59,681	$57,316	$218,920

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2008
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF BUSINESS: International Speedway Corporation (“ISC”), including its wholly-owned subsidiaries (collectively the “Company”), is a leading promoter of motorsports themed entertainment activities in the United States. As of November 30, 2008, the Company owned and/or operated thirteen of the nation’s major motorsports entertainment facilities as follows:

Track Name	Location	Track Length

Daytona International Speedway	Daytona Beach, Florida	2.5 miles
Talladega Superspeedway	Talladega, Alabama	2.6 miles
Michigan International Speedway	Brooklyn, Michigan	2.0 miles
Richmond International Raceway	Richmond, Virginia	0.8 miles
Auto Club Speedway of Southern California	Fontana, California	2.0 miles
Kansas Speedway	Kansas City, Kansas	1.5 miles
Chicagoland Speedway	Joliet, Illinois	1.5 miles
Phoenix International Raceway	Phoenix, Arizona	1.0 mile
Homestead-Miami Speedway	Homestead, Florida	1.5 miles
Martinsville Speedway	Martinsville, Virginia	0.5 miles
Darlington Raceway	Darlington, South Carolina	1.3 miles
Watkins Glen International	Watkins Glen, New York	3.4 miles
Route 66 Raceway	Joliet, Illinois	1/4 mile
In 2008, these motorsports entertainment facilities promoted well over 100 stock car, open wheel, sports car, truck, motorcycle and other racing events, including:
•	21 National Association for Stock Car Auto Racing (“NASCAR”) Sprint Cup Series events;

•	16 NASCAR Nationwide Series events;

•	nine NASCAR Craftsman Trucks Series events;

•	five Indy Racing League (“IRL”) IndyCar Series events;

•	one National Hot Rod Association (“NHRA”) POWERade drag racing event;

•	six Grand American Road Racing Association (“Grand American”) events including the premier sports car endurance event in the United States, the Rolex 24 at Daytona; and

•	a number of other prestigious stock car, sports car, open wheel and motorcycle events.
The general nature of the Company’s business is a motorsports themed amusement enterprise, furnishing amusement to the public in the form of motorsports themed entertainment. The Company’s motorsports themed event operations consist principally of racing events at these major motorsports entertainment facilities, which, in total, currently have more than one million grandstand seats. The Company also conducts, either through operations of the particular facility or through certain wholly-owned subsidiaries operating under the name “Americrown,” souvenir merchandising operations, food and beverage concession operations and catering services, both in suites and chalets, for customers at its motorsports entertainment facilities.
Motor Racing Network, Incorporated (“MRN Radio”), the Company’s proprietary radio network, produces and syndicates to radio stations live coverage of the NASCAR Sprint Cup, Nationwide and Craftsman Truck series races and certain other races conducted at the Company’s motorsports entertainment facilities, as well as some races from motorsports entertainment facilities the Company does not own. In addition, MRN Radio provides production services for Sprint Vision, the trackside large screen video display units, at substantially all NASCAR Sprint Cup Series event weekends. MRN Radio also produces and syndicates daily and weekly NASCAR racing-themed programs.
The Company owns and operates Daytona 500 EXperience — The Ultimate Motorsports Attraction, a motorsports-themed entertainment complex and the Official Attraction of NASCAR. Daytona 500 EXperience, includes interactive media, theaters, historical memorabilia and exhibits, tours, as well as riding and driving experiences of Daytona International Speedway (“Daytona”).
Significant Accounting Policies:
PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of International Speedway Corporation, its wholly-owned subsidiaries and certain variable interest entities for which it is the primary beneficiary. All material intercompany accounts and transactions have been eliminated in consolidation.
CASH AND CASH EQUIVALENTS AND SHORT TERM INVESTMENTS: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, bank demand deposit accounts and overnight sweep accounts used in the Company’s cash management program. All highly liquid investments with stated maturities of three months or less from the date of purchase are classified as cash equivalents.
The Company maintained its cash and cash equivalents primarily with a limited number of financial institutions at November 30, 2008. The Company believes that it is not exposed to any significant credit risk on its cash balances due to the strength of the financial institutions.
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
RESTRICTED CASH AND INVESTMENTS: Restricted cash and investments at November 30, 2008 include approximately $42.6 million deposited in trustee administered accounts, consisting of cash and certificates of deposit, for the construction of our new headquarters building.
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
DERIVATIVE FINANCIAL INSTRUMENTS: From time to time the Company utilizes derivative instruments in the form of interest rate swaps and locks to assist in managing its interest rate risk. The Company does not enter into any interest rate swap or lock derivative instruments for trading purposes. The differential paid or received on interest rate swap or lock agreements are recognized as an adjustment to interest expense. The change in the fair value of the interest rate swap or lock, which are established as an effective hedge, are included in other comprehensive income.
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
Net fees received under PASS agreements are deferred and are amortized into income over the term of the agreements. Long-term deferred income under the PASS agreements totals approximately $15.4 million and $13.6 million at November 30, 2007 and 2008, respectively.
ADVERTISING EXPENSE: Advertising costs are expensed as incurred or, as in the case of race-related advertising, upon the completion of the event. Race-related advertising included in prepaid expenses and other current assets at November 30, 2007 and 2008 was approximately $595,000 and $760,000, respectively. Advertising expense from continuing operations was approximately $17.2 million, $18.5 million and $21.8 million for the years ended November 30, 2006, 2007 and 2008, respectively.
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
RECLASSIFICATIONS: Certain prior year amounts in the Consolidated Statements of Operations have been reclassified to conform to the current year presentation.
NEW ACCOUNTING PRONOUNCEMENTS: In June 2006 the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company’s adoption of this interpretation in fiscal 2008 did not have a significant impact on its financial position and results of operations.
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
In February 2008, FASB issued Staff Position (“FSP”) 157-2 was issued which allowed deferral of the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in financial statements on a nonrecurring basis. FSP 157-2 was effective immediately upon issuance. The Company has elected not to apply this deferral as FSP 157-2 has no significant impact on its financial statements or disclosures.
In October 2008, FSP 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” was issued clarifying the application of SFAS No. 157 and key considerations in determining fair value in such markets, and expanding disclosures on recurring fair value measurements using unobservable inputs (Level 3). FSP 157-3 was effective upon issuance and its application had no impact on the Company’s financial statements or disclosures.
In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 gives companies the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has elected not to measure eligible items at fair value and the Company’s adoption of this interpretation in fiscal 2008 did not have a significant impact on its financial position and results of operations.
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
In May 2008, SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” was issued to clarify the sources of accounting principles and the framework for selecting the principles used in preparing financial statements in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411 “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company believes adoption of SFAS No. 162 will have no significant impact on its financial statements or disclosures.
In June 2008, FSP EITF No. 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” was issued to address whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method. FSP EITF No. 03-6-1 affects entities that accrue dividends on share-based payment awards during the associated service period when the return of dividends is not required if employees forfeit such awards. FSP EITF No. 03-6-1 is effective for fiscal years and interim periods beginning after December 15, 2008. The Company is currently evaluating the potential impact that the adoption of this statement will have on its financial position and results of operations and will adopt the provisions of this statement in fiscal 2009.
In September 2008, FSP No. 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” was issued to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP also amends FASB Interpretation No. 45 (FIN 45) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” to require an additional disclosure about the current status of payment and performance risk of guarantees. The FSP provisions that amend Statement 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. The FSP also clarifies the effective date of SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities”. As discussed above, SFAS No. 161 is effective the first reporting period beginning after November 15, 2008. The Company is currently evaluating the potential impact that the adoption of this statement will have on its financial position and results of operations and will adopt the provisions of this statement in fiscal 2009.
NOTE 2 — ACCOUNTING ADJUSTMENT
During the first quarter of fiscal 2008, the Company recorded a non-cash charge totaling approximately $3.8 million, or $0.07 per diluted share, to correct the carrying value amount of certain other assets. This adjustment was recorded in interest income and other in the consolidated statement of operations. The Company believes the adjustment is not material to its consolidated financial statements for the years ended November 30, 2006, 2007 and 2008. In accordance with Staff Accounting Bulletin 108, the Company considered qualitative and quantitative factors, including the income from continuing operations it reported in each of the prior years and for the current year, the non-cash nature of the adjustment and its substantial shareholders’ equity at the end of each of the prior years.
NOTE 3 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the years ended November 30, (in thousands, except per share amounts):

	2006	2007	2008

Basic and diluted:
Income from continuing operations	$116,980	$86,291	$134,758
Loss from discontinued operations	(176)	(90)	(163)

Net income	$116,804	$86,201	$134,595

Basic earnings per share denominator:
Weighted average shares outstanding	53,166,458	52,557,550	49,589,465

Basic earnings per share:
Income from continuing operations	$2.20	$1.64	$2.71
Loss from discontinued operations	—	—	—

Net income	$2.20	$1.64	$2.71

Diluted earnings per share denominator:
Weighted average shares outstanding	53,166,458	52,557,550	49,589,465
Common stock options	14,943	16,419	1,302
Contingently issuable shares	89,222	95,965	98,142

Diluted weighted average shares outstanding	53,270,623	52,669,934	49,688,909

Diluted earnings per share:

Income from continuing operations	$2.20	$1.64	$2.71
Loss from discontinued operations	(0.01)	—	—

Net income	$2.19	$1.64	$2.71

Anti-dilutive shares excluded in the computation of diluted earnings per share	49,068	65,904	197,305

NOTE 4 — ACQUISITION OF BUSINESSES
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
NOTE 5 — DISCONTINUED OPERATIONS AND IMPAIRMENT OF LONG-LIVED ASSETS
Nazareth Speedway
After the completion of Nazareth Speedway’s (“Nazareth”) fiscal 2004 events the Company suspended that facility’s major motorsports event operations. The NASCAR Nationwide Series and IRL IndyCar Series events, then conducted at Nazareth, were realigned to other motorsports entertainment facilities within the Company’s portfolio. The property on which the former Nazareth Speedway was located continues to be marketed for sale. The operations of Nazareth were included in the Motorsports Event segment. The results of operations of Nazareth are presented as discontinued operations in all periods presented. Unless indicated otherwise, all disclosures in the notes to the consolidated financial statements relate to continuing operations.
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
New York Metropolitan Speedway Development
In connection with the Company’s search for a site for a major motorsports entertainment facility in the New York metropolitan area its then majority-owned subsidiary, 380 Development, LLC, purchased a total 676 acres located in the New York City borough of Staten Island in early fiscal 2005. Land improvements including fill operations were subsequently commenced. In December 2006, the Company announced its decision to discontinue pursuit of the speedway development on Staten Island. The decision to discontinue our speedway development efforts on Staten Island resulted in a non-cash, pre-tax charge in the Company’s fiscal 2006 fourth quarter of approximately $84.7 million, or $1.01 per diluted share after-tax. Accounting rules generally accepted in the US require that the property be valued at its then current fair value, which was approximately $65.0 million. In September 2006 the Company ceased fill operations at its Staten Island real property while it addressed the issues raised in communications from the New York Department of Environmental Conservation (“DEC”) and the New York City Department of Sanitation (“DOS”), including the presence of, and potential need to remediate, fill containing constituents above regulatory thresholds. In May 2007, the Company entered into a Consent Order with the DEC to resolve the issues surrounding these fill operations and the prior placement of fill at the site that contained constituents above regulatory thresholds. The Consent Order required the Company to remove non-compliant fill pursuant to an approved comprehensive fill removal plan. The Company completed fill removal activities in the second quarter of fiscal 2008. The Consent Order also required the Company to pay a penalty to DEC of $562,500, half of which was paid in May 2007 and the other half of which has been suspended so long as it complies with the terms of the Consent Order. Included in Impairment of Long-lived Assets in the Company’s consolidated statements of operations at November 30, 2007 and 2008, is its estimated total costs, including the portion of the penalty which has been paid, attributable to the expected fill removal process of approximately $4.9 million, or $0.06 per diluted share, and $1.5 million, or $0.02 per diluted share, respectively. The property is currently marketed for sale and the Company has received interest from multiple parties.

NOTE 6 — PROPERTY AND EQUIPMENT
Property and equipment consists of the following as of November 30 (in thousands):

	2007	2008

Land and leasehold improvements	$319,413	$344,764
Buildings, grandstands and motorsports entertainment facilities	1,119,430	1,192,167
Furniture and equipment	143,672	150,556
Construction in progress	130,855	116,901

	1,713,370	1,804,388
Less accumulated depreciation	410,192	473,157

	$1,303,178	$1,331,231

Depreciation expense from continuing operations was approximately $56.7 million, $80.1 million and $70.8 million for the years ended November 30, 2006, 2007 and 2008, respectively. During fiscal 2008 and 2007, depreciation was accelerated above normal depreciation rates relating to the Company’s existing office building and certain other offices and buildings which were razed in fiscal 2007 as part of the Daytona Live! Project (see further discussion in “Equity Investments”).
NOTE 7 — EQUITY INVESTMENTS
Motorsports Authentics
In the fourth quarter of fiscal 2005, the Company partnered with Speedway Motorsports, Inc. in a 50/50 joint venture, SMISC, LLC, which, through its wholly-owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics. During the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006, Motorsports Authentics acquired Team Caliber and Action Performance, Inc., respectively, and became a leader in design, promotion, marketing and distribution of motorsports licensed merchandise. Subsequent to the acquisitions, Motorsports Authentics made significant progress towards improving the acquired business operations and delivered a profit for fiscal 2008 in a challenging economy. The Company continues to believe the sale of licensed merchandise represents a significant opportunity in the sport and is optimistic that Motorsports Authentics has a solid plan for the future.
In fiscal 2007, as a result of certain significant driver and team changes and excess merchandise on-hand, Motorsports Authentics recognized a write-down of certain inventory and related assets in the third quarter. In addition, during the fourth quarter of fiscal 2007 Motorsports Authentics completed forward looking strategic financial planning. The resulting financial projections were utilized in its annual valuation analysis of goodwill, certain intangible assets and other long-lived assets which resulted in an impairment charge on such assets.
The Company’s 50.0 percent portion of Motorsports Authentics’ fiscal 2008 net income is approximately $1.6 million, or $0.04 per diluted share and fiscal 2007 net loss is approximately $57.0 million, or $1.04 per diluted share, which included the aforementioned inventory and related asset write-down of approximately $12.4 million, or $0.24 per diluted share, and impairment charges of approximately $34.8 million, or $0.65 per diluted share, are included in Equity in Net (Loss) Income From Equity Investments in the Company’s consolidated statements of operations for the years ended November 30, 2008 and 2007, respectively.
Daytona Live! Development
In May 2007, the Company announced that it had entered into a 50/50 joint venture (the “DLJV”) with The Cordish Company (“Cordish”), one of the largest and most respected developers in the country, to explore a potential mixed-use entertainment destination development on 71 acres. The development named Daytona Live! is located directly across International Speedway Boulevard from our Daytona motorsports entertainment facility. The acreage currently includes an existing office building which houses its present corporate headquarters and certain offices of NASCAR.

Preliminary conceptual designs call for a 200,000 square foot mixed-use retail/dining/entertainment area as well as a movie theater with up to 2,500-seats, a residential component and a 160-room hotel. The initial development will also include approximately 188,000 square feet of office space to house the new headquarters of ISC, NASCAR, Grand American and their related businesses, and additional space for other tenants. Construction of the office building is underway and is expected to be complete by the fourth quarter of 2009. To date, Cobb Theaters has signed on to anchor Daytona Live! with a 65,000 square foot, 14 screen theater. The theater will feature digital projection with 3-D capabilities, stadium seating and a loge level providing 350 reserved premium seats, and a full-service restaurant as well as in-seat service for food and beverages.
Final design plans for the development of the retail/dining/entertainment and hotel components are being completed and will incorporate the results of local market studies and further project analysis. The DLJV is hopeful it will receive all necessary permitting and other approvals for the initial development during 2009.
The current estimated cost for the initial development, which includes the new headquarters office building, the retail/dining/entertainment, hotel and residential components, is approximately $250.0 million. The new headquarters office building was financed in July 2008 through a $51.3 million construction term loan obtained by Daytona Beach Live! Headquarters Building, LLC (“DBLHB”), a wholly owned subsidiary of the DLJV, which was created to own and operate the office building once it is completed. Both ISC and Cordish anticipate contributing equal amounts to the DLJV for the remaining equity necessary for the project. The Company expects its contribution to range between $10.0 million and $15.0 million, plus land it currently owns. The balance is expected to be funded primarily by private financing obtained by the DLJV. Specific financing considerations for the DLJV are dependent on several factors, including lease arrangements, availability of project financing and overall market conditions. Lastly, when the new headquarters building is completed, the Company we will relocate from its existing office building, which is not fully depreciated and is expected be subsequently razed. During fiscal 2008 the Company recognized $2.1 million, or, $0.03 per diluted share, respectively, of additional depreciation on this existing office building. During fiscal 2007 the Company recognized approximately $14.7 million, or $0.17 per diluted share on this existing office building and certain other offices and buildings which were razed in fiscal 2007. The Company expects to recognize approximately $1.0 million, or $0.01 per diluted share, of additional depreciation on the existing office building in fiscal 2009.
In accordance with the FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, the Company has determined that DBLHB is a variable interest entity for which it is considered to be the primary beneficiary. As the primary beneficiary, the Company has consolidated this entity in its financial statements as of November 30, 2008. As discussed above, in July 2008, DBLHB entered into a construction term loan agreement to finance the headquarters building. The construction loan agreement is collateralized by the underlying assets of DBLHB, including cash and the real property of the new office building which have a carrying value of approximately $54.5 million, at November 30, 2008, and are included in the Restricted Cash, Long-Term Restricted Cash and Investments, and Property and Equipment amounts included in the Consolidated Balance Sheets and Minority Interest amount recorded on the Consolidated Statements of Operations. As master tenant of the building, the Company has entered into a 25-year lease arrangement with DBLHB whereby such lease payments are consistent with the terms of the construction term loan funding requirements. The headquarters building financing is non-recourse to the Company and is secured by the lease between the Company and DBLHB.
In addition, the Company has evaluated the existing arrangements of DLJV and its remaining projects and have determined them to be variable interest entities as of November 30, 2008. The Company is presently not considered to be the primary beneficiary of these entities and accordingly has accounted for them as equity investments in its financial statements at November 30, 2008. The maximum exposure of loss to the Company, as a result of our involvement with the DLJV, is approximately $2.9 million at November 30, 2008. The Company does not expect this determination will change during the course of the development of the project.
Kansas Hotel and Casino Development
In September 2007, the Company’s wholly owned subsidiary Kansas Speedway Development Corporation (“KSDC”) and The Cordish Company, with whom the Company has formed a joint venture (“KJV”) to pursue this project, submitted a joint proposal to the Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) for the development of a casino, hotel and retail and entertainment project in Wyandotte County, on property adjacent to

Kansas Speedway. The Unified Government has approved rezoning of approximately 102 acres at Kansas Speedway to allow development of the proposed project. In December 2007, the KJV negotiated a memorandum of understanding with Hard Rock Hotel Holdings to brand the entertainment destination development as a Hard Rock Hotel & Casino. The Kansas Lottery Commission will act as the state’s casino owner.
In September 2008, the Kansas Lottery Gaming Facility Review Board awarded the casino management contract for the Northeast Kansas gaming zone to the KJV. On December 5, 2008, KJV withdrew its application for Lottery Gaming Facility Manager for the Northeast Kansas gaming zone due to the uncertainty in the global financial markets and the expected inability to debt finance the full project at reasonable rates. The Company and Cordish anticipated contributing between 20.0 and 40.0 percent of the total cost to the KJV. The remaining portion was expected to be funded by non-recourse, secured debt financing obtained by the KJV. The Company had contributed working capital loans of approximately $2.1 million to the KJV as of November 30, 2008. As a result of KJV’s withdrawal of its application, the Company received approximately $12.5 million from the KJV, reflecting its share of the refund of the gaming license deposit. In addition, the Company recognized a charge of approximately $2.3 million, or $0.03 per diluted share, in the fourth quarter of fiscal 2008 to provide for the remaining working capital funds previously advanced to the KJV.
The proposal included a 1.5 million-square-foot, Hard Rock Hotel & Casino which was expected to include a 300-room luxury hotel; a state-of-the-art casino with 3,000 slot machines and 140 gaming tables; 275,000 square-feet of destination retail, dining and entertainment including a live music venue; first-class resort amenities; and extensive meeting and convention facilities. The initial development was expected to cost approximately $705.0 million to construct. Included in KJV’s proposal was the Company’s commitment to petition NASCAR to realign a second NASCAR Sprint Cup Series race to Kansas Speedway by no later than 2011. The source of the race, which will come from one of its other facilities, has not been determined.
The proposal anticipated the development to be completed during fiscal 2011. However, in the current financing environment the Company required the flexibility, if needed, to phase in the hotel, convention facilities, and additional entertainment components. As this was technically not permitted within the existing agreement, and this agreement could not be modified, prior to KJV’s $25.0 million deposit becoming non-refundable and the partners becoming obligated to build the entire project, KJV withdraw its application.
At the beginning of 2009, the State of Kansas re-opened the bidding process for the casino management contract and the Company looks forward to resubmitting an application with a phased approach for the non-gaming amenities.
The Company has evaluated the existing arrangements of the KJV and have determined it to be a variable interest entity at November 30, 2008, in accordance with the FASB Interpretation No. 46(R), however it has been determined that it is not the primary beneficiary and accordingly it has been accounted for as an equity investment in its financial statements at November 30, 2008.
The Company’s equity investments, also include the Company’s 50.0 percent limited partnership investment in Stock-Car Montreal L.P. and the Company’s pro rata share of its 37.5 percent equity investment in Raceway Associates prior to the acquisition of the remaining interest in February 2007.
The Company’s share of undistributed equity in the loss from equity investments included in retained earnings at November 30, 2007 and 2008, was approximately $60.3 million and $58.5 million respectively.

Summarized financial information on the Company’s equity investments as of and for the years ended November 30, are as follows (in thousands):

	2006	2007	2008

Current assets	$118,186	$46,569	$50,507
Noncurrent assets	369,423	148,113	144,143
Current liabilities	63,437	28,629	31,103
Noncurrent liabilities	53,176	16,500	10,963
Net sales	275,764	217,035	217,060
Gross profit	101,689	41,976	65,578
Operating income (loss)	1,320	(113,643)	623
Net income (loss)	1,865	(115,491)	2,842
NOTE 8 — GOODWILL AND INTANGIBLE ASSETS
The gross carrying value and accumulated amortization of the major classes of intangible assets relating to the Motorsports Event segment as of November 30 are as follows (in thousands):

		2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Customer database	$500	$300	$200
Food, beverage and merchandise contracts	251	203	48

Total amortized intangible assets	751	503	248
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	923	—	923

Total non-amortized intangible assets	178,736	—	178,736

Total intangible assets	$179,487	$503	$178,984

		2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Customer database	$500	$400	$100
Food, beverage and merchandise contracts	251	246	5

Total amortized intangible assets	751	646	105
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	923	—	923

Total non-amortized intangible assets	178,736	—	178,736

Total intangible assets	$179,487	$646	$178,841

The following table presents current and expected amortization expense of the existing intangible assets as of November 30, for each of the following periods (in thousands):

Amortization expense for the year ended November 30, 2008	$143
Estimated amortization expense for the year ending November 30:
2009	101
2010	1
2011	1
2012	1
2013	1
The changes in the carrying value of goodwill are as follows (in thousands):

Balance at November 30, 2006	$99,507
Goodwill acquired	19,284

Balance at November 30, 2007	118,791
Change in goodwill	—

Balance at November 30, 2008	$118,791

NOTE 9 — LONG-TERM DEBT
Long-term debt consists of the following as of November 30 (in thousands):

	November 30, 2007	November 30, 2008

4.2 percent Senior Notes	$150,534	$150,152
5.4 percent Senior Notes	149,928	149,939
5.8 percent Bank Loan	2,973	2,547
6.3 percent Bank Loan	54	—
4.8 percent Revenue Bonds	2,289	2,060
6.8 percent Revenue Bond	5,200	3,320
Construction Term Loan	—	51,300
TIF bond debt service funding commitment	66,569	65,729
2006 Credit Facility	—	150,000

	377,547	575,047
Less: current portion	2,538	153,002

	$375,009	$422,045

Schedule of Payments (in thousands)
For the year ending November 30:
2009	$153,002
2010	3,390
2011	153,711
2012	2,792
2013	3,147
Thereafter	260,006

576,048
Net premium	(1,001)

Total	$575,047

On April 23, 2004, the Company completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, the Company completed an offer to exchange these unsecured senior notes for registered senior notes with substantially identical terms (“2004 Senior Notes”). At November 30, 2008, outstanding 2004 Senior Notes totaled approximately $300.1 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 4.2 percent and are due April 2009 (“4.2 percent Senior Notes”), and $150.0 million principal amount unsecured senior notes, which bear interest at 5.4 percent and are due April 2014. The 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at the option of the Company, at any time or from time to time at redemption prices as defined in the indenture. The Company’s wholly-owned domestic subsidiaries are guarantors of the 2004 Senior Notes. The 2004 Senior Notes also contain various restrictive covenants. Total gross proceeds from the sale of the 2004 Senior Notes were $300.0 million, net of discounts of approximately $431,000 and approximately $2.6 million of deferred financing fees. The deferred financing fees are being treated as additional interest expense and amortized over the life of the 2004 Senior Notes on a straight-line method, which approximates the effective yield method. In March 2004, the Company entered into interest rate lock agreements to effectively lock in the interest rate on approximately $150.0 million of the 4.2 percent Senior Notes. The Company terminated these interest rate lock agreements on April 23, 2004 and received approximately $2.2 million, which is being amortized over the life of the 4.2 percent Senior Notes.
In June 2008 the Company entered into an interest rate lock agreement to effectively lock in a substantial portion of the interest rate exposure on approximately $150.0 million notional amount in anticipation of refinancing the $150.0 million 4.2 percent Senior Notes that mature in April 2009. This interest rate lock was designated and qualified as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This agreement, with a principal notional amount of $150.0 million and an estimated fair value of a liability totaling $21.8 million at November 30, 2008, expires in February 2009. The estimated fair value is based on relevant market information and quoted market prices at November 30, 2008 and is recognized in other comprehensive loss in the consolidated financial statements. If the Company is not able to secure acceptable terms for a refinancing of the 4.2 percent Senior Notes in early 2009 it expects to extend the current interest rate lock prior to its termination for a period to be determined, based on management’s best estimate for when the debt refinancing will occur, and will redesignate the interest rate lock agreement as a cash flow hedge transaction.
In connection with the Company’s February 2, 2007, acquisition of the 62.5 percent ownership interest in Raceway Associates it did not previously own, it assumed approximately $39.7 million in third party debt, consisting of three bank term loans and two revenue bonds payable.
•	The first bank term loan (“Chicagoland Term Loan”) was a construction loan for the development of Chicagoland with principal outstanding at the date of acquisition of approximately $28.4 million. The Company paid the remaining principal and accrued interest on the Chicagoland Term Loan subsequent to the acquisition in February 2007.

•	The second bank term loan (“5.8 percent Bank Loan”) consists of a construction and mortgage note with principal outstanding at the date of acquisition of approximately $3.3 million, original 20 year term due June 2018, with a current interest rate of 5.8 percent and a monthly payment of $48,000 principal and interest. The interest rate and monthly payments will be adjusted on June 1, 2013. At November 30, 2008, outstanding principal on the 5.8 percent Bank Loan was approximately $2.5 million.

•	The third bank term loan (“6.3 percent Bank Loan”) consists of a mortgage note with principal outstanding at the date of acquisition of approximately $271,000, original five year term due which matured and was fully paid in February, 2008.

•	The first revenue bonds payable (“4.8 percent Revenue Bonds”) consist of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements with principal outstanding at the date of acquisition of approximately $2.5 million. The 4.8 percent Revenue Bonds have an initial interest rate of 4.8 percent and a monthly payment of $29,000 principal and interest. At November 30, 2008, outstanding principal on the 4.8 percent Revenue Bonds was approximately $2.1 million.

•	The second revenue bonds payable (“6.8 percent Revenue Bonds”) are special service area revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements with principal outstanding at the date of acquisition of approximately $5.2 million. The 6.8 percent Revenue Bonds are billed and paid as a special assessment on real estate taxes. Interest payments are due on a semi-annual basis at 6.8 percent with principal payments due annually. Final maturity of the 6.8 percent Revenue Bonds is January 2012. At November 30, 2008, outstanding principal on the 6.8 percent Revenue Bonds was approximately $3.3 million.

In July 2008, DBLHB entered into a construction term loan agreement to finance the construction of the Company’s new headquarters building (see Note 7). The loan is comprised of a $51.3 million principal amount with an interest rate of 6.25 percent which matures 25 years after the completion of the headquarters building.
In January 1999, the Unified Government, issued approximately $71.3 million in taxable special obligation revenue (“TIF”) bonds in connection with the financing of construction of Kansas Speedway. At November 30, 2008, outstanding TIF bonds totaled approximately $65.7 million, net of the unamortized discount, which is comprised of a $17.9 million principal amount, 6.2 percent term bond due December 1, 2017 and $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly-owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation. The bond financing documents contain various restrictive covenants.
The Company currently has a $300.0 million revolving credit facility (“2006 Credit Facility”) which contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions. The 2006 Credit Facility is scheduled to mature in June 2011, and accrues interest at LIBOR plus 30.0-80.0 basis points, based on the Company’s highest debt rating as determined by specified rating agencies. The 2006 Credit Facility contains various restrictive covenants. On October 1, 2008, the Company borrowed $150.0 million from the 2006 Credit Facility. At November 30, 2008, the Company had approximately $150.0 million outstanding under the Credit Facility.
Total interest expense from continuing operations incurred by the Company was approximately $12.3 million, $15.6 million and $15.9 million for the years ended November 30, 2006, 2007 and 2008, respectively. Total interest capitalized for the years ended November 30, 2006, 2007 and 2008 was approximately $8.4 million, $5.1 million and $6.9 million, respectively.
Financing costs of approximately $5.7 million and $4.9 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2007 and 2008, respectively. These costs are being amortized on a straight line method, which approximates the effective yield method, over the life of the related financing.
NOTE 10 — FEDERAL AND STATE INCOME TAXES
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the provision for income taxes from continuing operations for the years ended November 30, are as follows (in thousands):

	2006	2007	2008

Current tax expense:
Federal	$73,890	$56,827	$44,700
State	6,061	6,600	7,155
Foreign	—	—	70
Deferred tax expense (benefit):
Federal	(5,799)	21,582	31,767
State	1,315	1,658	(1,014)
Foreign	—	—	—

Provision for income taxes	$75,467	$86,667	$82,678

The reconciliation of income tax expense computed at the federal statutory tax rates to income tax expense from continuing operations for the years ended November 30, is as follows (percent of pre-tax income):

	2006	2007	2008

Income tax computed at federal statutory rates	35.0%	35.0%	35.0%
Loss (income) from equity investment	—	10.3	(0.5)
State income taxes, net of federal tax benefit	3.1	3.6	3.4
Other, net	1.1	1.2	0.1

	39.2%	50.1%	38.0%

The components of the net deferred tax assets (liabilities) at November 30 are as follows (in thousands):

	2007	2008

Impaired long-lived assets	$36,985	$33,917
Unrecognized tax benefits	—	141,202
Amortization and depreciation	16,160	10,211
Loss carryforwards	4,989	5,498
Deferred revenues	3,968	3,684
Accruals	3,548	4,037
Compensation related	2,577	2,942
Deferred expenses	1,781	1,782
Other	26	6

Deferred tax assets	70,034	203,279
Valuation allowance	(5,630)	(2,336)

Deferred tax assets, net of valuation allowance	64,404	200,943

Amortization and depreciation	(276,652)	(303,014)
Equity investment	(249)	—
Other	(267)	(263)

Deferred tax liabilities	(277,168)	(303,277)

Net deferred tax liabilities	$(212,764)	$(102,334)

Deferred tax assets — current	$1,345	$1,838
Deferred tax liabilities — noncurrent	(214,109)	(104,172)

Net deferred tax liabilities	$(212,764)	$(102,334)

The Company has recorded deferred tax assets related to various state net operating loss carryforwards totaling approximately $5.5 million that expire in varying amounts beginning in fiscal 2020. The valuation allowance decreased by approximately $3.3 million during the fiscal year ended November 30, 2008, and is attributable to loss carryforwards and, to a lesser extent impairments of long-lived assets. The valuation allowance has been provided due to the uncertainty regarding the realization of state deferred tax assets associated with these loss carryforwards and impaired long-lived assets. In evaluating the Company’s ability to recover its deferred income tax assets it considers all available positive and negative evidence, including operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis.
In June 2006, the FASB issued Interpretation No. 48 which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attributes for financial statement disclosure of income tax positions taken or expected to be taken on a tax return. Also, this interpretation provides guidance on de-recognition, classification, interest and penalties, disclosure, and transition. Effective December 1, 2007, the Company has adopted the provisions of this interpretation and there was no material effect on the financial statements. As a result, there was no cumulative effect related to adopting the interpretation. However, certain amounts have been reclassified in the statement of financial position in order to comply with the requirements of the interpretation. A reconciliation of the beginning and ending amount of unrecognized tax liability is as follows (in thousands):

Balance at December 1, 2007	$129,989
Additions based on tax positions related to the current year	1,070
Additions for tax positions of prior years	2,483
Reductions for tax positions of prior years	(509)
Settlements	—

Balance at November 30, 2008	$133,033

As of December 1, 2007, the Company had a tax liability of approximately $130.0 million, representing income tax liability for uncertain tax positions related to various federal and state income tax matters, primarily the tax depreciation issue currently under examination. If the accrued tax liability was de-recognized, approximately $2.5 million of taxes would impact the Company’s consolidated statement of operations as a reduction to its effective tax rate. Included in the balance sheet at December 1, 2007 are approximately $127.5 million of items of which, under existing tax laws, the ultimate deductibility is certain but for which the timing of the deduction is uncertain. Because of the impact of deferred income tax accounting, a deduction in a subsequent period would result in a deferred tax asset. Accordingly, upon de-recognition, the tax benefits associated with the reversal of these timing differences would have no impact, except for related interest and penalties, on the Company’s effective income tax rate. For the twelve months ended November 30, 2008, the accrued tax liability for uncertain tax positions increased by approximately $3.0 million, from approximately $130.0 million to approximately $133.0 million, of which approximately $2.9 million impacted the effective rate.
The Company recognizes interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. As of December 1, 2007, the Company had accrued approximately $25.7 million of interest and approximately $0.6 million of penalties related to uncertain tax positions. As of November 30, 2008, the total amounts for accrued interest and penalties were approximately $28.2 million and approximately $0.6 million, respectively. As of December 1, 2007 and November 30, 2008, if the accrued interest and penalties were de-recognized, approximately $16.2 million and $17.8 million, respectively, would impact the Company’s consolidated statement of operations as a reduction to its effective tax rate.
The Company is subject to taxation in the US and various state jurisdictions and subject to examination by those authorities for the tax years ending November 30, 1999 and forward. The outcome of these examinations may result in the assessment of taxes in addition to amounts previously paid. Accordingly, the Company maintains tax contingency accruals for such potential assessments based upon the best estimate of possible assessments by the Internal Revenue Service (the “Service”) or other taxing authorities, and are adjusted based upon changing facts and circumstances.
The Company is currently under the appeals process of the examination by the Internal Revenue Service for the tax years ending November 30, 1999 to November 30, 2005. Accordingly, the federal statute of limitations is open for tax returns for the years ending November 30, 1999 through November 30, 2008. The Company files state income tax returns in various states where it has determined it is required to file state income tax returns, and the Company’s filings with those states remain open for audit, inclusively, for the tax years ending November 30, 2005 through November 30, 2008, with the exception of Arizona, California, Colorado, Michigan, New Jersey, Texas, and Wisconsin, which remain open for audit, inclusively, for the tax years ending November 30, 2004 through November 30, 2008. Therefore, it is possible a reduction in the accrued liabilities for uncertain tax positions may occur; however, an estimate of the possible change cannot be made at this time.
The effective income tax rate decreased from approximately 50.1% to 38.0% during fiscal 2008 compared to fiscal 2007. This decrease in the effective income tax rate is primarily due to the tax treatment associated with losses incurred in fiscal 2007 and income earned in fiscal 2008 by Motorsports Authentics, as well as certain restructuring initiatives in fiscal 2008 and certain state tax implications relating to the impairment of long-lived assets recognized in fiscal 2007. The decrease was partially offset by the tax exempt nature of the aforementioned non-cash charge to interest income and other during the first quarter of fiscal 2008.

NOTE 11 — CAPITAL STOCK
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
Stock Purchase Plan
In December 2006 the Company implemented a share repurchase program (“Stock Purchase Plan”) under which it is authorized to purchase up to $150.0 million of its outstanding Class A common shares. In February 2008 the Company announced that its Board of Directors had authorized an incremental $100.0 million share repurchase program. Collectively these programs are described as the “Stock Purchase Plans.” The Stock Purchase Plans allow the Company to purchase up to $250.0 million of its outstanding Class A common shares. The timing and amount of any shares repurchased under the Stock Purchase Plans will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plans may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates.
Since inception of the Stock Purchase Plans through November 30, 2008, the Company has purchased 4,730,479 shares of its Class A common shares, for a total of approximately $208.0 million. Included in these totals are the purchases of 3,088,365 shares of its Class A common shares during the fiscal year ended November 30, 2008, at an average cost of approximately $41.13 per share (including commissions), for a total of approximately $127.0 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At November 30, 2008, the Company has approximately $42.0 million remaining repurchase authority under the current Stock Purchase Plans.
NOTE 12 — COMMITMENTS AND CONTINGENCIES
International Speedway Corporation has a salary incentive plan (the “ISC Plan”) designed to qualify under Section 401(k) of the Internal Revenue Code. Employees of International Speedway Corporation and certain participating subsidiaries who have completed one month of continuous service are eligible to participate in the ISC Plan. After twelve months of continuous service, matching contributions are made to a savings trust (subject to certain limits) concurrent with employees’ contributions. The level of the matching contribution depends upon the amount of the employee contribution. Employees become 100 percent vested upon entrance to the ISC Plan. The contribution expense from continuing operations for the ISC Plan was approximately $1.5 million, $1.6 million and $1.6 million for the years ended November 30, 2006, 2007, and 2008, respectively.
The estimated cost to complete approved projects and current construction in progress at November 30, 2008 at the

Company’s existing facilities is approximately $41.8 million. The Company also estimates the cost to complete its new headquarters building at November 30, 2008 is approximately $45.2 million.
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At November 30, 2008, the Unified Government had approximately $3.2 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
The Company has guaranteed minimum royalty payments under certain agreements through December 2015, with a remaining maximum exposure at November 30, 2008, of approximately $12.0 million.
The Company operates Homestead-Miami Speedway under an operating agreement which expires December 31, 2032 and provides for subsequent renewal terms through December 31, 2075. The Company operates Daytona under an operating lease agreement which expires November 7, 2054. The Company also has various operating leases for office space and equipment. The future minimum payments under the operating agreement and leases utilized by the Company having initial or remaining non-cancelable terms in excess of one year at November 30, 2008, are as follows (in thousands):

	Operating	Operating
For the year ending November 30:	Agreement	Leases

2009	$2,220	$4,668
2010	2,220	3,525
2011	2,220	2,308
2012	2,220	1,404
2013	2,220	1,340
Thereafter	22,560	35,428

Total	$33,660	$48,673

Total expenses incurred from continuing operations under the track operating agreement, these operating leases and all other rentals during the years ended November 30, 2006, 2007 and 2008 were $22.0 million, $24.3 million, and $24.7 million, respectively.
In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling $3.3 million at November 30, 2008. At November 30, 2008, there were no amounts drawn on the standby letters of credit.
As previously discussed, the Service is currently performing a periodic examination of the Company’s federal income tax returns for the years ended November 30, 1999 through 2005 and has challenged the tax depreciation treatment of a significant portion of its motorsports entertainment facility assets. In order to prevent incurring additional interest related to years through fiscal 2005, the Company has approximately $117.9 million on deposit with the Service as of November 30, 2008, which is classified as long-term assets in its consolidated financial statements. The Company’s deposits are not a payment of tax, and it will receive accrued interest on any of these funds ultimately returned to it. In June 2007 the Service commenced the administrative appeals process which is currently expected to take an additional three to twelve months to complete. If the Company’s appeal is not resolved satisfactorily, it will evaluate all of its options, including litigation. The Company believes that its application of the federal income tax regulations in question, which have been applied consistently since their enactment and have been subjected to previous IRS audits, is appropriate, and it intends to vigorously defend the merits of its position. While an adverse resolution of these matters could result in a material negative impact on cash flow, including payment of taxes from amounts currently on deposit with the Service, the Company believes that it has provided adequate reserves related to these matters including interest charges through November 30, 2008, and, as a result, does not expect that such an outcome would have a material adverse effect on results of operations.

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
On January 7, 2008 the Company’s position was vindicated when the Federal District Court Judge hearing the case ruled in favor of ISC and NASCAR and dismissed all claims of Kentucky Speedway, LLC. Subsequently, on January 11, 2008 Kentucky Speedway, LLC filed a Notice of Appeal to the United States Court of Appeal for the Sixth Circuit. . The appellate briefing process has been completed and we are awaiting notification from the appellate court about the scheduling of oral argument. We expect the appellate process to be resolved in our favor in approximately 6 to 12 months.
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
NOTE 13 — RELATED PARTY DISCLOSURES AND TRANSACTIONS
All of the racing events that take place during the Company’s fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association, the American Motorcyclist Association, the Automobile Racing Club of America, the American Sportbike Racing Association — Championship Cup Series, the Federation Internationale de L’Automobile, the Federation Internationale Motocycliste, Grand American, Historic Sportscar Racing, IRL, NASCAR, NHRA, the Porsche Club of America, the Sports Car Club of America, the Sportscar Vintage Racing Association, the United States Auto Club and the World Karting Association. NASCAR, which sanctions some of the Company’s principal racing events, is a member of the France Family Group which controls in excess of 68.0 percent of the combined voting power of the outstanding stock of the Company, and some members of which serve as directors and officers of the Company. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR from continuing operations for disbursement to competitors, which are exclusive of NASCAR sanction fees, totaled approximately $131.3 million, $129.2 million and $131.2 million, for the years ended November 30, 2006, 2007 and 2008, respectively. There were no prize and point fund monies paid to NASCAR related to discontinued operations. The Company has outstanding receivables related to NASCAR and its affiliates of approximately $25.2 million and $23.3 million at November 30, 2007 and 2008, respectively.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire NASCAR Sprint Cup and Nationwide series schedules and the NASCAR Craftsman Truck series schedule beginning in fiscal 2007. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR Sprint Cup and Nationwide series event and each NASCAR Craftsman Truck series event beginning in fiscal 2007. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Sprint Cup, Nationwide or Craftsman Truck series event as a component of its sanction fees and remits the remaining 90.0 percent to the event promoter. The event promoter pays 25.0 percent of the gross broadcast rights fees allocated to the event as part of the previously discussed prize money paid to NASCAR for disbursement to competitors. The Company’s television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR Sprint Cup and Nationwide series events and the NASCAR Craftsman Truck series events beginning in fiscal 2007 conducted at its wholly-owned facilities were $273.4 million, $253.3 million and $257.0 million in fiscal years 2006, 2007 and 2008, respectively. There were no television broadcast and ancillary rights fees received from NASCAR related to discontinued operations.
In addition, NASCAR and the Company share a variety of expenses in the ordinary course of business. NASCAR pays rent, as well as a related maintenance fee (allocated based on square footage), to the Company for office space in Daytona Beach, Florida. The Company pays rent to NASCAR for office space in Los Angeles, California. These rents are based upon estimated fair market lease rates for comparable facilities. NASCAR pays the Company for radio, program and strategic initiative advertising, hospitality and suite rentals, various tickets and credentials, catering services, participation in a NASCAR racing event banquet, and track and other equipment rentals based on similar prices paid by unrelated, third party purchasers of similar items. The Company pays NASCAR for certain advertising, participation in NASCAR racing series banquets, the use of NASCAR trademarks and intellectual images and production space for Sprint Vision based on similar prices paid by unrelated, third party purchasers of similar items. The Company’s payments to NASCAR for MRN Radio’s broadcast rights to NASCAR Craftsman Truck races represent an agreed-upon percentage of the Company’s advertising revenues attributable to such race broadcasts. NASCAR is reimbursing the Company for the buyout of the remaining rights associated with a certain sponsorship agreement. NASCAR also reimburses the Company for 50.0 percent of the compensation paid to certain personnel working in the Company’s legal, risk management and transportation departments, as well as 50.0 percent of the compensation expense associated with certain receptionists. The Company reimburses NASCAR for 50.0 percent of the compensation paid to certain personnel working in NASCAR’s legal department. NASCAR’s reimbursement for use of the Company’s mailroom, janitorial services, security services, catering, graphic arts, photo and publishing services, telephone system and the Company’s reimbursement of NASCAR for use of corporate aircraft, is based on actual usage or an allocation of total actual usage. The aggregate amount received from NASCAR by the Company for shared expenses, net of amounts paid by the Company for shared expenses, totaled approximately $3.6 million, $6.5 million and $6.7 million during fiscal 2006, 2007 and 2008, respectively.
Grand American sanctions various events at certain of the Company’s facilities. While certain officers and directors of the Company are equity investors in Grand American, no officer or director has more than a 10.0 percent equity interest. In addition, certain officers and directors of the Company, representing a non-controlling interest, serve on Grand American’s Board of Managers. Standard Grand American sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by Grand American to participants in the events. Sanction fees paid by the Company to Grand American totaled approximately $1.2 million, $1.5 million and $1.6 million for the years ended November 30, 2006, 2007 and 2008, respectively.
In addition, Grand American and the Company share a variety of expenses in the ordinary course of business. Grand American pays rent to the Company for office space in Daytona Beach, Florida. These rents are based upon estimated fair market lease rates for comparable facilities. Grand American purchases various advertising, catering services, suites and hospitality and track and equipment rentals from the Company based on similar prices paid by unrelated, third party purchasers of similar items. The Company pays Grand American for the use of Grand American’s trademarks based on similar prices paid by unrelated, third party purchasers of similar items. Grand American’s reimbursement for use of the Company’s mailroom, telephone system, security, graphic arts, photo and publishing services is based on actual usage or an allocation of total actual usage. The aggregate amount received from Grand American by the Company for shared expenses, net of amounts paid by the Company for shared expenses, totaled approximately $510,000, $441,000 and $495,000 during fiscal 2006, 2007 and 2008, respectively.
The Company strives to ensure, and management believes that, the terms of the Company’s transactions with NASCAR and Grand American are no less favorable to the Company than could be obtained in arms-length negotiations.

Certain members of the France Family Group paid the Company for the utilization of security services, event planning, event tickets, purchase of catering services, maintenance services, and certain equipment. In fiscal 2006 and 2007, the Company provided publishing and distribution services for Game Change Marketing, LLC, which is a company owned by a France Family Group member. The Company leased certain parcels of land from WCF and JCF, LLC, which is owned by France Family Group members. The land parcels are used primarily for parking during the events held at Martinsville Speedway (“Martinsville”). The amounts paid for these items were based on actual costs incurred, similar prices paid by unrelated third party purchasers of similar items or estimated fair market values. The aggregate amount received by the Company for these items, net of amounts paid, totaled approximately $2.4 million, $3.6 million and $74,000 during fiscal 2006, 2007 and 2008, respectively.
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
Crotty, Bartlett & Kelly, P.A. (“Crotty, Bartlett & Kelly”), a law firm controlled by siblings of W. Garrett Crotty, one of the Company’s executive officers, leased office space located in the Company’s corporate office complex in Daytona Beach, Florida. The Company engages Crotty, Bartlett & Kelly for certain legal and consulting services. The aggregate amount paid to Crotty, Bartlett & Kelly by the Company for legal and consulting services, net of amounts received by the Company for leased office space, totaled approximately $150,000, $162,000 and $113,000 during fiscal 2006, 2007 and 2008, respectively.
J. Hyatt Brown, one of the Company’s directors, serves as President and Chief Executive Officer of Brown & Brown, Inc. (“Brown & Brown”). Brown & Brown has received commissions for serving as the Company’s insurance broker for several of the Company’s insurance policies, including the Company’s property and casualty policy, certain employee benefit programs and the aforementioned split-dollar arrangements. The aggregate commissions received by Brown & Brown in connection with the Company’s policies were approximately $565,000, $554,000 and $524,000 during fiscal 2006, 2007 and 2008, respectively.
Kinsey, Vincent Pyle, L.C., a law firm which Christy F. Harris, one of the Company’s directors, joined in fiscal 2004, provided legal services to the Company during fiscal 2006, 2007 and 2008. The Company paid approximately $169,000, $375,000 and $289,000 for these services in fiscal 2006, 2007 and 2008, respectively, which were charged to the Company on the same basis as those provided other clients.
Mr. Gregory W. Penske, one of the Company’s directors through April 2007, is also an officer and director of Penske Performance, Inc. and other Penske Corporation affiliates, as well as the son of Roger S. Penske. Roger S. Penske beneficially owns a majority of the voting stock of and controls Penske Corporation and its affiliates. The Company rented to Penske Corporation and its affiliates certain facilities for a driving school and sold hospitality suite occupancy and related services, merchandise and accessories to Penske Corporation, its affiliates and other related companies. Penske Truck Leasing rented certain vehicles and sold related supplies and services to the Company. Also, the Company paid Penske Corporation for the use of certain trademarks. In fiscal 2006, 2007 and 2008, the aggregate amount received from Penske Corporation, its affiliates and other related companies, net of amounts paid by the Company, totaled approximately $1.9 million, $203,000 and $0, respectively for the aforementioned goods and services.
NOTE 14 — SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes and interest for the years ended November 30, is summarized as follows (in thousands):

	2006	2007	2008

Income taxes paid	$79,228	$66,169	$44,886

Interest paid	$20,380	$19,804	$19,400

NOTE 15 — LONG-TERM STOCK INCENTIVE PLAN
On November 30, 2008, the Company has two share-based compensation plans, which are described below. Compensation cost included in operating expenses in the accompanying statement of operations for those plans was $2.7 million, $4.0 million, and $3.3 million for the years ended November 30, 2006, 2007 and 2008, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was approximately $1.0 million, $1.6 million and $1.3 million for the years ended November 30, 2006, 2007 and 2008, respectively.
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
The fair value of nonvested restricted stock is determined based on the opening trading price of the Company’s Class A Common Stock on the grant date. The Company granted 60,015, 53,865 and 26,277 shares of restricted stock awards of the Company’s Class A Common Stock during the fiscal years ended November 30, 2006, 2007 and 2008, respectively, to certain officers and managers under the Plans. The weighted average grant date fair value of these restricted stock awards was $50.90, $51.70 and $41.20 per share, respectively.
A summary of the status of the Company’s restricted stock as of November 30, 2007, and changes during the fiscal year ended November 30, 2008, is presented as follows:

		Weighted-Average	Weighted-Average	Aggregate
		Grant-Date	Remaining	Intrinsic
	Restricted	Fair Value	Contractual	Value
	Shares	(Per Share)	Term (Years)	(in thousands)

Unvested at November 30, 2007	179,751	$50.14
Granted	26,277	41.20
Vested	(42,936)	48.11
Forfeited	—	—

Unvested at November 30, 2008	163,092	$42.44	2.6	$4,232.2

As of November 30, 2008, there was approximately $2.8 million of total unrecognized compensation cost related to unvested restricted stock awards granted under the Stock Plans. This cost is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of restricted stock awards vested during the fiscal years ended November 30, 2006, 2007 and 2008, was approximately $2.0 million, $3.6 million and $1.8 million, respectively.
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

	2006	2007	2008
Expected volatility	24.8%-32.8%	22.5%-28.7%	21.2%-24.2%
Weighted average volatility	27.3%	24.3%	22.4%
Expected dividends	0.16%	0.2%	0.3%
Expected term (in years)	5.1-6.8	4.9-7.1	5.0-7.3
Risk-free rate	5.0%-5.1%	4.9%	3.3%-3.6%
A summary of option activity under the Stock Plan as of November 30, 2008, and changes during the year then ended is presented as follows:

			Weighted-Average	Aggregate
			Remaining	Intrinsic
		Weighted-Average	Contractual	Value
Options	Shares	Exercise Price	Term (Years)	(in thousands)

Outstanding at November 30, 2007	193,228	$48.56
Granted	50,288	39.03
Exercised	—	—
Forfeited	(5,667)	54.99

Outstanding at November 30, 2008	237,849	46.40	6.9	$—

Vested and expected to vest at November 30, 2008	235,246	$46.44	6.9	$—

Exercisable at November 30, 2008	152,866	$47.69	5.7	$—

The weighted average grant-date fair value of options granted during the fiscal years ended November 30, 2006, 2007 and 2008 was $16.59, $17.35 and $11.22 per option, respectively. The total intrinsic value of options exercised during the fiscal years ended November 30, 2006, 2007 and 2008 was approximately $39,000, $85,000 and $0, respectively. The actual tax benefit realized for the tax deductions from exercise of the stock options totaled approximately $15,000, $33,000 and $0 for the fiscal years ended November 30, 2006, 2007 and 2008, respectively.
As of November 30, 2008, there was approximately $640,000 of total unrecognized compensation cost related to unvested stock options granted under the Stock Plan. That cost is expected to be recognized over a weighted-average period of 1.3 years.

NOTE 16 — FINANCIAL INSTRUMENTS
The carrying values of cash and cash equivalents, accounts receivable, short-term investments, accounts payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities.
Fair values of long-term debt and interest rate locks are based on quoted market prices at the date of measurement. The Company’s credit facilities approximate fair value as they bear interest rates that approximate market. At November 30, 2008, the fair value of the remaining long-term debt, as determined by quotes from financial institutions, was $381.0 million compared to the carrying amount of $425.0 million. The Company carries its interest rate lock agreement at its estimated fair value of a liability totaling $21.8 million at November 30, 2008.
NOTE 17 — QUARTERLY DATA (UNAUDITED)
The Company derives most of its income from a limited number of NASCAR-sanctioned races. As a result, the Company’s business has been, and is expected to remain, highly seasonal based on the timing of major events. For example, one of the Company’s NASCAR Sprint Cup Series events is traditionally held on the Sunday preceding Labor Day. Accordingly, the revenue and expenses for that race and/or the related supporting events may be recognized in either the fiscal quarter ending August 31 or the fiscal quarter ending November 30.
The following table presents certain unaudited financial data for each quarter of fiscal 2007 and 2008 (in thousands, except per share amounts):

		Fiscal Quarter Ended
	February 28,	May 31,	August 31,	November 30,
	2007	2007	2007 (1)	2007 (1)

Total revenue	$184,860	$180,952	$195,567	$252,849
Operating income	65,770	35,021	48,214	92,738
Income from continuing operations	35,839	18,396	9,548	22,508
Net income	35,819	18,390	9,518	22,474
Basic earnings per share	0.67	0.35	0.18	0.43
Diluted earnings per share	0.67	0.35	0.18	0.43

		Fiscal Quarter Ended
	February 28,	May 31,	August 31,	November 30,
	2008 (2)	2008	2008	2008

Total revenue	$193,859	$174,937	$213,208	$205,250
Operating income	66,927	42,919	61,025	64,935
Income from continuing operations	36,242	26,008	38,842	33,666
Net income	36,211	25,972	38,791	33,621
Basic earnings per share	0.71	0.52	0.79	0.69
Diluted earnings per share	0.71	0.52	0.79	0.69

(1)	In fiscal 2007, Equity in Net Loss From Equity Investments includes a net loss of $57.0 million, or $1.04 per diluted share, representing the Company’s results from its 50.0 percent indirect interest in Motorsports Authentics’ loss from operations, which includes the third quarter write-down of certain inventory and related assets and a fourth quarter impairment of goodwill, certain intangibles and other long-lived assets.

(2)	In fiscal 2008, Interest Income includes a non-cash charge totaling approximately $3.8 million, or $0.07 per diluted share, to correct the carrying value amount of certain other assets.
NOTE 18 — SEGMENT REPORTING
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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at prices comparable to unaffiliated customers. Intersegment revenues were approximately $8.5 million, $4.0 million and $3.9 million for the years ended November 30, 2006, 2007, and 2008, respectively (in thousands).

	For The Year Ended November 30, 2006
	Motorsports	All
	Event	Other	Total

Revenues	$758,263	$48,577	$806,840
Depreciation and amortization	49,295	7,538	56,833
Operating income	188,133	11,033	199,166
Equity investments income	318	—	318
Capital expenditures	96,635	13,739	110,374
Total assets	1,627,129	294,930	1,922,059
Equity investments	175,915	—	175,915

	For The Year Ended November 30, 2007
	Motorsports	All
	Event	Other	Total

Revenues	$771,221	$49,357	$820,578
Depreciation and amortization	60,225	19,980	80,205
Operating income	238,827	2,916	241,743
Equity investments loss	(58,147)	—	(58,147)
Capital expenditures	72,152	23,908	96,060
Total assets	1,701,518	280,599	1,982,117
Equity investments	76,839	—	76,839

	For The Year Ended November 30, 2008
	Motorsports	All
	Event	Other	Total

Revenues	$745,376	$45,745	$791,121
Depreciation and amortization	62,346	8,565	70,911
Operating income	231,948	3,858	235,806
Equity investments income (loss)	1,091	(2,294)	(1,203)
Capital expenditures	106,858	178	107,036
Total assets	1,790,981	389,838	2,180,819
Equity investments	77,613	—	77,613
NOTE 19 — CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
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
Included in the tables below, are condensed consolidating balance sheets as of November 30, 2007 and 2008, and the condensed consolidating statements of operations and cash flows for the years ended November 30, 2006, 2007 and 2008, of: (a) the Parent; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiary, consisting of the consolidated DBLHB variable interest entity; (d) elimination entries necessary to consolidate Parent with guarantor and non-guarantor subsidiary(ies); and (e) the Company on a consolidated basis (in thousands):

	Condensed Consolidating Balance Sheet at November 30, 2007
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Current assets	$17,882	$163,062	$—	$(21,118)	$159,826
Property and equipment, net	184,188	1,118,990	—	—	1,303,178
Advances to and investments in subsidiaries	2,971,213	1,011,557	—	(3,982,770)	—
Other assets	133,919	385,194	—	—	519,113

Total Assets	$3,307,202	$2,678,803	$—	$(4,003,888)	$1,982,117

Current liabilities	$39,877	$166,992	$—	$5,434	$212,303
Long-term debt	1,312,018	43,383	—	(980,392)	375,009
Deferred income taxes	58,633	155,476	—	—	214,109
Other liabilities	—	21,608	—	—	21,608
Total shareholders’ equity	1,896,674	2,291,344	—	(3,028,930)	1,159,088

Total Liabilities and Shareholders’ Equity	$3,307,202	$2,678,803	$—	$(4,003,888)	$1,982,117

	Condensed Consolidating Balance Sheet at November 30, 2008
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Current assets	$113,851	$181,601	$2,405	$(15,979)	$281,878
Property and equipment, net	19,636	1,299,659	11,936	—	1,331,231
Advances to and investments in subsidiaries	2,898,327	905,565	—	(3,803,892)	—
Other assets	102,461	425,119	40,130	—	567,710

Total Assets	$3,134,275	$2,811,944	$54,471	$(3,819,871)	$2,180,819

Current liabilities	$169,761	$136,166	$3,869	$(158)	$309,638
Long-term debt	1,154,254	9,505	51,250	(792,964)	422,045
Deferred income taxes	(110,357)	214,529	—	—	104,172
Other liabilities	183,642	19,963	—	—	203,605
Total shareholders’ equity	1,736,975	2,431,781	(648)	(3,026,749)	1,141,359

Total Liabilities and Shareholders’ Equity	$3,134,275	$2,811,944	$54,471	$(3,819,871)	$2,180,819

	Condensed Consolidating Statement of Operations
	For The Year Ended November 30, 2006
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Total revenues	$2,252	$939,753	$—	$(145,840)	$796,165
Total expenses	40,085	702,754	—	(145,840)	596,999
Operating (loss) income	(37,833)	236,999	—	—	199,166
Interest and other (expense) income, net	(21,442)	42,327	—	(27,604)	(6,719)
(Loss) income from continuing operations	(38,119)	182,703	—	(27,604)	116,980
Net (loss) income	(38,119)	182,527	—	(27,604)	116,804

	Condensed Consolidating Statement of Operations
	For The Year Ended November 30, 2007
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Total revenues	$1,684	$950,555	$—	$(138,011)	$814,228
Total expenses	52,415	658,081	—	(138,011)	572,485
Operating (loss) income	(50,731)	292,474	—	—	241,743
Interest and other expense, net	(30,565)	(12,716)	—	(25,504)	(68,785)
(Loss) income from continuing operations	(52,311)	164,106	—	(25,504)	86,291
Net (loss) income	(52,311)	164,016	—	(25,504)	86,201

	Condensed Consolidating Statement of Operations
	For The Year Ended November 30, 2008
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Total revenues	$1,450	$917,089	$—	$(131,285)	$787,254
Total expenses	35,660	647,073	—	(131,285)	551,448
Operating (loss) income	(34,210)	270,016	—		235,806
Interest and other (expense) income, net	(9,532)	24,710	(324)	(33,224)	(18,370)
(Loss) income from continuing operations	(8,025)	176,331	(324)	(33,224)	134,758
Net (loss) income	(8,025)	176,168	(324)	(33,224)	134,595

	Condensed Consolidating Statement of Cash Flows
	For The Year Ended November 30, 2006
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(39,131)	$303,891	$—	$(23,363)	$241,397
Net cash provided by (used in) investing activities	37,075	(367,553)	—	23,363	(307,115)
Net cash used in financing activities	(4,724)	(635)	—	—	(5,359)

	Condensed Consolidating Statement of Cash Flows
	For The Year Ended November 30, 2007
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(39,181)	$324,035	$—	$(26,738)	$258,116
Net cash provided by (used in) investing activities	128,769	(299,797)	—	26,738	(144,290)
Net cash used in financing activities	(86,281)	(29,910)	—	—	(116,191)

	Condensed Consolidating Statement of Cash Flows
	For The Year Ended November 30, 2008
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(3,940)	$288,045	$(535)	$(62,679)	$220,891
Net cash provided by (used in) investing activities	82,452	(218,075)	(50,765)	62,679	(123,709)
Net cash used in financing activities	16,627	(3,505)	51,300	—	64,422

Schedule II — Valuation and Qualifying Accounts (In Thousands)

		Additions
	Balance	charged to		Balance
	beginning	costs and		at end of
Description	of period	expenses	Deductions (A)	period

For the year ended November 30, 2008 Allowance for doubtful accounts	$1,200	$928	$928	$1,200
For the year ended November 30, 2007 Allowance for doubtful accounts	1,000	667	467	1,200
For the year ended November 30, 2006 Allowance for doubtful accounts	1,500	340	840	1,000

(A)	Uncollectible accounts written off, net of recoveries.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at November 30, 2008, and during the period prior to and including the date of this report. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to November 30, 2008.
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
January 28, 2009
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
We, under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, assessed the Company’s internal control over financial reporting as of November 30, 2008, based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of November 30, 2008, based on the specified criteria.
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
Consolidated Balance Sheets
- November 30, 2007 and 2008
Consolidated Statements of Operations
- Years ended November 30, 2006, 2007, and 2008
Consolidated Statements of Changes in Shareholders’ Equity
- Years ended November 30, 2006, 2007, and 2008
Consolidated Statements of Cash Flows
- Years ended November 30, 2006, 2007, and 2008
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

4.4	— Form of Registered Note due 2009 (included in Exhibit 4.1). (4.1)****

4.5	— Form of Registered Note due 2014 (included in Exhibit 4.2). (4.2)****

4.6	— $300,000,000 Credit Agreement, dated as of September 12, 2003, among the Company, certain subsidiaries and the lenders party thereto. (1)*****

10.1	— Daytona Property Lease. (3)******

10.2	— 1996 Long-Term Incentive Plan. (5)******

10.3	— Split-Dollar Agreement (WCF).* (6)******

10.4	— Split-Dollar Agreement (JCF).* (7)******

21	— Subsidiaries of the Registrant — filed herewith.

23.1	— Consent of Ernst &Young LLP — filed herewith.

23.2	— Consent of Grant Thornton LLP — filed herewith.

31.1	— Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer — filed herewith

31.2	— Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer — filed herewith.

32	— Section 1350 Certification — filed herewith.

99	Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements of Motorsports Authentics, LLC as of November 30, 2008 and 2007 and for each of the three years in the period ended November 30, 2008.

Exhibit
Number	Description of Exhibit
*	Compensatory Plan required to be filed as an exhibit pursuant to Item 14(c).

**	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s Report on Form 8-K dated July 26, 1999

***	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s report on Form 10-Q for the quarter ended February 28, 2003.

****	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s Registration Statement filed on Form S-4 File No. 333-118168.

*****	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s report on Form 10-Q for the quarter ended August 31, 2003.

******	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s Report on Form 10-K for the year ended November 30, 1998.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James C. France	Chief Executive Officer and	January 28, 2009

James C. France	Chairman of the Board (Principal Executive Officer)

/s/ Daniel W. Houser	Vice President, Chief Financial Officer	January 28, 2009

Daniel W. Houser	and Treasurer (Principal Financial Officer)

/s/ Lesa France Kennedy	Director	January 28, 2009

Lesa France Kennedy

/s/ Brian Z. France	Director	January 28, 2009

Brian Z. France

/s/ Larry Aiello, Jr.	Director	January 28, 2009

Larry Aiello, Jr.

/s/ J. Hyatt Brown	Director	January 28, 2009

J. Hyatt Brown

/s/ William P. Graves	Director	January 28, 2009

William P. Graves