Form 10-Q
period 2009-02-28
INTERNATIONAL SPEEDWAY CORP
filed 2009-04-09
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐   NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class A Common Stock	27,905,031 shares	as of February 28, 2009
Class B Common Stock	20,806,456 shares	as of February 28, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30, 2008	February 28, 2009
	(Unaudited)
	(In Thousands, Except Share Amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$218,920	$241,011
Short-term investments	200	200
Restricted cash	2,405	1,603
Receivables, less allowance of $1,200 in 2008 and 2009, respectively	47,558	119,128
Inventories	3,763	4,317
Deferred income taxes	1,838	2,059
Prepaid expenses and other current assets	7,194	14,596

Total Current Assets	281,878	382,914

Property and Equipment, net of accumulated depreciation of $473,157 and $490,605, respectively	1,331,231	1,336,357
Other Assets:
Long-term restricted cash and investments	40,187	36,394
Equity investments	77,613	76,104
Intangible assets, net	178,841	178,815
Goodwill	118,791	118,791
Deposits with Internal Revenue Service	117,936	117,936
Other	34,342	21,487

	567,710	549,527

Total Assets	$2,180,819	$2,268,798

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$153,002	$152,994
Accounts payable	26,393	32,146
Deferred income	103,549	148,472
Income taxes payable	8,659	13,523
Other current liabilities	18,035	21,606

Total Current Liabilities	309,638	368,741

Long-Term Debt	422,045	421,809
Deferred Income Taxes	104,172	106,977
Long-Term Tax Liabilities	161,834	162,669
Long-Term Deferred Income	13,646	13,878
Other Long-Term Liabilities	28,125	29,113
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 27,397,924 and 27,741,939 issued and outstanding in 2008 and 2009, respectively	274	277
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 21,150,471 and 20,806,456 issued and outstanding in 2008 and 2009, respectively	211	208
Additional paid-in capital	497,277	497,881
Retained earnings	665,405	690,380
Accumulated other comprehensive loss	(21,808)	(23,135)

Total Shareholders’ Equity	1,141,359	1,165,611

Total Liabilities and Shareholders’ Equity	$2,180,819	$2,268,798

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Three Months Ended
	February 29, 2008	February 28, 2009
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$56,113	$47,836
Motorsports related	112,845	102,534
Food, beverage and merchandise	22,690	13,409
Other	2,211	2,340

	193,859	166,119
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	33,053	34,142
Motorsports related	35,336	29,109
Food, beverage and merchandise	12,784	9,477
General and administrative	27,711	24,935
Depreciation and amortization	17,317	18,391
Impairment of long-lived assets	731	70

	126,932	116,124

Operating income	66,927	49,995
Interest income and other	(3,060)	464
Interest expense	(3,593)	(6,270)
Equity in net income (loss) from equity investments	1,794	(1,639)
Minority interest	—	171

Income from continuing operations before income taxes	62,068	42,721
Income taxes	25,826	17,533

Income from continuing operations	36,242	25,188
Loss from discontinued operations, net of income tax benefits of $33 and $31, respectively	(31)	(42)

Net income	$36,211	$25,146

Basic earnings per share:
Income from continuing operations	$0.71	$0.52
Loss from discontinued operations	—	—

Net income	$0.71	$0.52

Diluted earnings per share:
Income from continuing operations	$0.71	$0.52
Loss from discontinued operations	—	—

Net income	$0.71	$0.52

Basic weighted average shares outstanding	50,928,554	48,548,395

Diluted weighted average shares outstanding	51,038,079	48,677,666

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statement of Shareholders’ Equity

	Class A	Class B
	Common	Common			Accumulated
	Stock	Stock	Additional		Other	Total
	$.01 Par	$.01 Par	Paid-in	Retained	Comprehensive	Shareholders’
	Value	Value	Capital	Earnings	Loss	Equity
				(Unaudited)
				(In Thousands)
Balance at November 30, 2008	$274	$211	$497,277	$665,405	$(21,808)	$1,141,359
Activity 12/1/08 - 2/28/09:
Comprehensive income
Net income	—	—	—	25,146	—	25,146
Interest rate lock	—	—	—	—	(1,327)	(1,327)

Total comprehensive income						23,819
Minority interest	—	—	—	(171)	—	(171)
Conversion of Class B Common Stock to Class A Common Stock	3	(3)	—	—	—	—
Stock-based compensation	—	—	604	—	—	604

Balance at February 28, 2009	$277	$208	$497,881	$690,380	$(23,135)	$1,165,611

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Three Months Ended
	February 29, 2008	February 28, 2009
	(Unaudited)
	(In Thousands)
OPERATING ACTIVITIES
Net income	$36,211	$25,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,317	18,391
Minority interest	—	(171)
Stock-based compensation	937	604
Amortization of financing costs	129	129
Deferred income taxes	4,418	2,898
(Income) loss from equity investments	(1,794)	1,639
Impairment of long-lived assets, non-cash	328	70
Other, net	3,707	(3)
Changes in operating assets and liabilities:
Receivables, net	(71,395)	(71,570)
Inventories, prepaid expenses and other assets	(5,774)	(8,296)
Accounts payable and other liabilities	5,744	6,021
Deferred income	42,631	45,155
Income taxes	15,188	5,385

Net cash provided by operating activities	47,647	25,398

INVESTING ACTIVITIES
Capital expenditures	(37,981)	(20,042)
Proceeds from affiliate	—	12,500
Advance to affiliate	—	(200)
Decrease in restricted cash	—	4,595
Proceeds from short-term investments	41,300	—
Purchases of short-term investments	(2,250)	—
Other, net	(781)	10

Net cash provided by (used in) investing activities	288	(3,137)

FINANCING ACTIVITIES
Proceeds under credit facility	20,000	—
Payments under credit facility	(1,126)	—
Payment of long-term debt	—	(170)
Reacquisition of previously issued common stock	(50,000)	—

Net cash used in financing activities	(31,126)	(170)

Net increase in cash and cash equivalents	16,809	22,091
Cash and cash equivalents at beginning of period	57,316	218,920

Cash and cash equivalents at end of period	$74,125	$241,011

See accompanying notes.

International Speedway Corporation
Notes to Consolidated Financial Statements
February 28, 2009
(Unaudited)
1. Basis of Presentation
The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States but do not include all of the information and disclosures required for complete financial statements. The balance sheet at November 30, 2008, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest annual report on Form 10-K for International Speedway Corporation and its wholly owned subsidiaries (the “Company”). In management’s opinion, the statements include all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature.
Unless indicated otherwise, all disclosures in the notes to the consolidated financial statements relate to continuing operations.
Starting in fiscal 2009, branding of the National Association for Stock Car Auto Racing’s (“NASCAR”) truck series changed. The NASCAR Craftsman Truck Series became the NASCAR Camping World Truck Series. Throughout the interim financial statements, the naming convention for these series is consistent with the branding in fiscal 2009.
Because of the seasonal concentration of racing events, the results of operations for the three months ended February 29, 2008 and February 28, 2009 are not indicative of the results to be expected for the year.
2. New Accounting Pronouncements
In December 2007 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (Revised 2007), “Business Combinations” which replaces SFAS No. 141. SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt the provisions of this statement in fiscal 2010.
In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51.” SFAS No. 160 changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. Earlier adoption is prohibited. The Company is currently evaluating the potential impact that the adoption of this statement will have on its financial position and results of operations and will adopt the provisions of this statement in fiscal 2010.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company’s adoption of this statement in the first quarter of fiscal 2009 did not have an impact on its financial position and results of operations.

In April 2008, FSP 142-3 “Determination of the Useful Life of Intangible Assets” was issued and amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 “Goodwill and Other Intangible Assets”. FSP 142-3 also requires additional disclosures on information that can be used to assess the extent to which future cash flows associated with intangible assets are affected by an entity’s intent or ability to renew or extend such arrangements and on associated accounting policies. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company’s adoption of this statement in the first quarter of fiscal 2009 did not have an impact on its financial position and results of operations.
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
In June 2008, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” was issued to address whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method. EITF No. 03-6-1 affects entities that accrue dividends on share-based payment awards during the associated service period when the return of dividends is not required if employees forfeit such awards. EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application is not permitted. The Company is currently evaluating the potential impact that the adoption of this statement will have on its financial position and results of operations and will adopt the provisions of this statement in fiscal 2010.
In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP also amends FASB Interpretation No. 45 (FIN 45) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” to require an additional disclosure about the current status of payment and performance risk of guarantees. The FSP provisions that amend Statement 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. The Company is currently evaluating the potential impact that the adoption of this statement will have on its financial position and results of operations and will adopt the provisions of this statement in fiscal 2010. The FSP also clarifies the effective date of SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities”. As discussed above, SFAS No. 161 is effective the first reporting period beginning after November 15, 2008. The Company’s adoption of SFAS No. 161 in the first quarter of fiscal 2009 did not have an impact on its financial position and results of operations.
In October 2008, FSP 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” was issued clarifying the application of SFAS No. 157 and key considerations in determining fair value in such markets, and expanding disclosures on recurring fair value measurements using unobservable inputs (Level 3). FSP 157-3 was effective upon issuance and the Company’s adoption of this application had no impact on its financial statements or disclosures.
In November 2008, the EITF reached a consensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations.” EITF No. 08-6 addresses questions that have arisen regarding the application of the equity method subsequent to the issuance of SFAS No. 141R and SFAS No. 160. EITF No. 08-6 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application is not permitted. The Company is currently evaluating the potential impact that the adoption of this statement will have on its financial position and results of operations and will adopt the provisions of this statement in fiscal 2010.

3. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three months ended February 29, 2008 and February 28, 2009 (in thousands, except share and per share amounts):

	Three Months Ended
	February 29,	February 28,
	2008	2009
Basic and diluted:
Income from continuing operations	$36,242	$25,188
Loss from discontinued operations	(31)	(42)

Net income	$36,211	$25,146

Basic earnings per share denominator:
Weighted average shares outstanding	50,928,554	48,548,395

Basic earnings per share:
Income from continuing operations	$0.71	$0.52
Loss from discontinued operations	—	—

Net income	$0.71	$0.52

Diluted earnings per share denominator:
Weighted average shares outstanding	50,928,554	48,548,395
Common stock options	2,386	—
Contingently issuable shares	107,139	129,271

Diluted weighted average shares outstanding	51,038,079	48,677,666

Diluted earnings per share:
Income from continuing operations	$0.71	$0.52
Loss from discontinued operations	—	—

Net income	$0.71	$0.52

Anti-dilutive shares excluded in the computation of diluted earnings per share	175,915	234,912

4. Discontinued Operations and Impairment of Long-Lived Assets
Nazareth Speedway
After the completion of Nazareth Speedway’s (“Nazareth”) fiscal 2004 events the Company discontinued that facility’s motorsports event operations. The NASCAR Nationwide Series and IRL IndyCar Series events, then conducted at Nazareth, were realigned to other motorsports entertainment facilities within the Company’s portfolio. The property on which the former Nazareth Speedway was located continues to be marketed for sale. The operations of Nazareth were included in the Motorsports Event segment. The results of operations of Nazareth are presented as discontinued operations in all periods presented. Unless indicated otherwise, all disclosures in the notes to the consolidated financial statements relate to continuing operations.
New York Metropolitan Speedway Development
In connection with the Company’s efforts to develop a major motorsports entertainment facility in the New York metropolitan area, its then majority-owned subsidiary, 380 Development, LLC, purchased a total of 676 acres located in the New York City borough of Staten Island in early fiscal 2005 and began improvements including fill operations on the property. In September 2006, the Company ceased fill operations at its Staten Island real property while it addressed issues raised by the New York Department of Environmental Conservation (“DEC”) and the New York City Department of Sanitation (“DOS”), including the presence of and need to remediate fill containing constituents above regulatory thresholds. In December 2006, the Company announced its decision to discontinue pursuit of the speedway development on Staten Island. In May 2007, the Company entered into a Consent Order with the DEC to resolve the issues surrounding the fill operations and the prior placement of fill at the site that contained constituents above regulatory thresholds. The Consent Order required the Company to remove non-compliant fill pursuant to an approved comprehensive fill removal plan. In the first quarter of fiscal 2008, the Company accrued approximately $403,000 attributable to the fill removal process, which had been recognized as an Impairment of Long-lived Assets in the Company’s consolidated statements of operations. The Company completed fill removal activities in the second quarter of fiscal 2008. The Consent Order also required the Company to pay a penalty to DEC of $562,500, half of which was paid in May 2007 and the other half of which has been suspended so long as it continues to comply with the terms of the Consent Order. The property is currently marketed for sale and the Company has received interest from multiple parties.
5. Equity and Other Investments
Motorsports Authentics
The Company is partners with Speedway Motorsports, Inc. in a 50/50 joint venture, SMISC, LLC, which, through its wholly-owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics. Motorsports Authentics is a leader in design, promotion, marketing and distribution of motorsports licensed merchandise. The Company continues to believe the sale of licensed merchandise represents a long-term opportunity in the sport.
The Company’s 50.0 percent portion of Motorsports Authentics’ net income (loss) is approximately $1.8 million and approximately ($1.6) million, and are included in Equity in Net Income (Loss) From Equity Investments in the Company’s consolidated statements of operations for the periods ended February 29, 2008 and February 28, 2009, respectively.
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
Preliminary conceptual designs call for a 200,000 square foot mixed-use retail/dining/entertainment area as well as a movie theater with up to 2,500-seats, a residential component and a 160-room hotel. The initial development will also include approximately 188,000 square feet of office space to house the new headquarters of ISC, NASCAR, Grand American and their related businesses, and additional space for other tenants. Construction of the office building is expected to be complete by the fourth quarter of 2009. To date, Cobb Theaters has signed on to anchor Daytona Live! with a 65,000 square foot, 14 screen theater. The theater will feature digital projection with 3-D capabilities, stadium seating and a loge level providing 350 reserved premium seats, and a full-service restaurant as well as in-seat service for food and beverages.
Final design plans for the development of the retail/dining/entertainment and hotel components are being completed and will incorporate the results of local market studies and further project analysis. Once completed, the DLJV will finalize the necessary permitting and approvals for the initial development of such components.
The current estimated cost for the initial development, which includes the new headquarters office building, the retail/dining/entertainment, hotel and residential components, is approximately $250.0 million. The new headquarters office building was financed in July 2008 through a $51.3 million construction term loan obtained by Daytona Beach Live! Headquarters Building, LLC (“DBLHB”), a wholly owned subsidiary of the DLJV, which was created to own and operate the office building once it is completed. Both ISC and Cordish anticipate contributing equal amounts to the DLJV for the remaining equity necessary for the project. The Company expects its contribution to range between $10.0 million and $15.0 million, plus land it currently owns. The balance is expected to be funded primarily by private financing obtained by the DLJV. Specific financing considerations for the DLJV are dependent on several factors, including lease arrangements, availability of project financing and overall market conditions. Lastly, when the new headquarters building is completed, the Company will relocate from its existing office building, which is not fully depreciated and is expected be subsequently razed. During the first quarter in fiscal years 2008 and 2009, the Company recognized additional depreciation on this existing office building of approximately $0.5 million, respectively.
In accordance with the FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, the Company has determined that DBLHB is a variable interest entity for which it is considered to be the primary beneficiary. As the primary beneficiary, the Company has consolidated this entity in its financial statements as of February 28, 2009. As discussed above, in July 2008, DBLHB entered into a construction term loan agreement to finance the headquarters building. The construction loan agreement is collateralized by the underlying assets of DBLHB, including cash and the real property of the new office building which have a carrying value of approximately $60.9 million, at February 28, 2009, and are included in the Restricted Cash, Long-Term Restricted Cash and Investments, and Property and Equipment amounts included in the Consolidated Balance Sheets and Minority Interest amount recorded on the Consolidated Statements of Operations. As master tenant of the building, the Company has entered into a 25-year lease arrangement with DBLHB whereby such lease payments are consistent with the terms of the construction term loan funding requirements. The headquarters building financing is non-recourse to the Company and is secured by the lease between the Company and DBLHB.
In addition, the Company has evaluated the existing arrangements of DLJV and its remaining projects and has determined them to be variable interest entities as of February 28, 2009. The Company is presently not considered to be the primary beneficiary of these entities and accordingly has accounted for them as equity investments in its financial statements at February 28, 2009. The maximum exposure of loss to the Company, as a result of our involvement with the DLJV, is approximately $3.1 million at February 28, 2009.
The Company does not expect this determination will change during the course of the development of the project.
Summarized financial information on the Company’s equity investments for the three months ended February 29, 2008 and February 28, 2009, are as follows (in thousands):

	Three Months Ended
	February 29,	February 28,
	2008	2009

Net sales	$60,333	$37,927
Gross profit	19,306	8,654
Operating income(loss)	3,426	(2,646)
Net income (loss)	3,588	(3,278)
6. Goodwill and Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of the major classes of intangible assets relating to the Motorsports Event segment are as follows (in thousands):

		November 30, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Customer database	$500	$400	$100
Food, beverage and merchandise contracts	251	246	5

Total amortized intangible assets	751	646	105
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	923	—	923

Total non-amortized intangible assets	178,736	—	178,736

Total intangible assets	$179,487	$646	$178,841

		February 28, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Customer database	$500	$425	$75
Food, beverage and merchandise contracts	251	247	4

Total amortized intangible assets	751	672	79
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	923	—	923

Total non-amortized intangible assets	178,736	—	178,736

Total intangible assets	$179,487	$672	$178,815

The following table presents current and expected amortization expense of the existing intangible assets as of February 28, 2009 for each of the following periods (in thousands):

Amortization expense for the three months ended February 28, 2009	$26

Estimated amortization expense for the year ending November 30:

2009	$101
2010	1
2011	1
2012	1
2013	1
There were no changes in the carrying value of goodwill during the three months ended February 28, 2009.

7. Long-Term Debt
Long-term debt consists of the following (in thousands):

	November 30,	February 28,
	2008	2009

4.2 percent Senior Notes	$150,152	$150,056
5.4 percent Senior Notes	149,939	149,942
5.8 percent Bank Loan	2,547	2,440
4.8 percent Revenue Bonds	2,060	1,997
6.8 percent Revenue Bonds	3,320	3,320
Construction Term Loan	51,300	51,300
TIF bond debt service funding commitment	65,729	65,748
2006 Credit Facility	150,000	150,000

	575,047	574,803
Less: current portion	153,002	152,994

	$422,045	$421,809

On April 23, 2004, the Company completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, the Company completed an offer to exchange these unsecured senior notes for registered senior notes with substantially identical terms (“2004 Senior Notes”). At February 28, 2009, outstanding 2004 Senior Notes totaled approximately $300.0 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 4.2 percent and are due April 2009 (“4.2 percent Senior Notes”), and $150.0 million principal amount unsecured senior notes, which bear interest at 5.4 percent and are due April 2014. The 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at the option of the Company, at any time or from time to time at redemption prices as defined in the indenture. The Company’s wholly-owned domestic subsidiaries are guarantors of the 2004 Senior Notes. The 2004 Senior Notes also contain various restrictive covenants. Total gross proceeds from the sale of the 2004 Senior Notes were $300.0 million, net of discounts of approximately $431,000 and approximately $2.6 million of deferred financing fees. The deferred financing fees are being treated as additional interest expense and amortized over the life of the 2004 Senior Notes on a straight-line method, which approximates the effective yield method. In March 2004, the Company entered into interest rate swap agreements to effectively lock in the interest rate on approximately $150.0 million of the 4.2 percent Senior Notes. The Company terminated these interest rate swap agreements on April 23, 2004 and received approximately $2.2 million, which is being amortized over the life of the 4.2 percent Senior Notes.
In June 2008 the Company entered into an interest rate lock agreement to effectively lock in a substantial portion of the interest rate exposure on approximately $150.0 million notional amount in anticipation of refinancing the $150.0 million 4.2 percent Senior Notes that mature in April 2009. This interest rate lock was designated and qualified as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result of the ongoing uncertainty with the U.S. credit markets the Company has determined not to refinance the 4.2 percent Senior Notes in the second quarter of fiscal 2009. As a result, on February 12, 2008, the Company amended and re-designated its interest rate lock agreement as a cash flow hedge. This amended agreement, with a principal notional amount of $150.0 million and an estimated fair value of a liability totaling $23.1 million at February 28, 2009, expires in February 2011. The estimated fair value is based on relevant market information and quoted market prices at February 28, 2009 and is recognized in other comprehensive loss in the consolidated financial statements.
The Company’s wholly-owned subsidiary, Raceway Associates, LLC, which owns and operates Chicagoland Speedway and Route 66 Raceway, has the following debt outstanding at February 28, 2009:
•	A bank term loan (“5.8 percent Bank Loan”) consisting of a construction and mortgage note with an original 20 year term due June 2018, a current interest rate of 5.8 percent and a monthly payment of $48,000 principal and interest. The interest rate and monthly payments will be adjusted on June 1, 2013. At February 28, 2009, outstanding principal on the 5.8 percent Bank Loan was approximately $2.4 million.

•	Revenue bonds payable (“4.8 percent Revenue Bonds”) consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.8 percent Revenue Bonds have an interest rate of 4.8 percent and a monthly payment of $29,000 principal and interest. At February 28, 2009, outstanding principal on the 4.8 percent Revenue Bonds was approximately $2.0 million.

•	Revenue bonds payable (“6.8 percent Revenue Bonds”) are special service area revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 6.8 percent Revenue Bonds are billed and paid as a special assessment on real estate taxes. Interest payments are due on a semi-annual basis at 6.8 percent with principal payments due annually. Final maturity of the 6.8 percent Revenue Bonds is January 2012. At February 28, 2009, outstanding principal on the 6.8 percent Revenue Bonds was approximately $3.3 million.
In July 2008, DBLHB entered into a construction term loan agreement to finance the construction of the Company’s new headquarters building. The loan is comprised of a $51.3 million principal amount with an interest rate of 6.25 percent which matures 25 years after the completion of the headquarters building.
In January 1999, the Unified Government, issued approximately $71.3 million in taxable special obligation revenue (“TIF”) bonds in connection with the financing of construction of Kansas Speedway. At February 28, 2009, outstanding TIF bonds totaled approximately $65.7 million, net of the unamortized discount, which is comprised of a $17.0 million principal amount, 6.2 percent term bond due December 1, 2017 and $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly-owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation. The bond financing documents contain various restrictive covenants.
The Company currently has a $300.0 million revolving credit facility (“2006 Credit Facility”) which contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions. The 2006 Credit Facility is scheduled to mature in June 2011, and accrues interest at LIBOR plus 30.0-80.0 basis points, based on the Company’s highest debt rating as determined by specified rating agencies. The 2006 Credit Facility contains various restrictive covenants. At February 28, 2009, the Company had approximately $150.0 million outstanding under the Credit Facility.
Total interest expense from continuing operations incurred by the Company was approximately $3.6 million and $6.3 million for the three months ended February 29, 2008 and February 28, 2009, respectively. Total interest capitalized for the three months ended February 29, 2008 and February 28, 2009 was approximately $1.5 million and $0.7 million, respectively.
Financing costs of approximately $4.9 million and $4.7 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2008 and February 28, 2009, respectively. These costs are being amortized on a straight line method, which approximates the effective yield method, over the life of the related financing.
8. Capital Stock
Stock Purchase Plans
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
Since inception of the Stock Purchase Plans through February 28, 2009, the Company has purchased 4,730,479 shares of its Class A common shares, for a total of approximately $208.0 million. There were no purchases of its Class A common shares during the fiscal period ended February 28, 2009. At February 28, 2009, the Company has approximately $42.0 million remaining repurchase authority under the current Stock Purchase Plans.
9. Income Taxes
FASB Interpretation No. 48 Disclosures
The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) on December 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attributes for financial statement disclosure of income tax positions taken or expected to be taken on a tax return. Also, FIN 48 provides guidance on de-recognition, classification, interest and penalties, disclosure, and transition.
As of February 28, 2009, the Company has a total liability of approximately $162.7 million for uncertain tax positions, inclusive of tax, interest, and penalties. Of this amount, approximately $133.2 million represents income tax liability for uncertain tax positions related to various federal and state income tax matters, primarily the tax depreciation issue currently under examination. If the accrued liability was de-recognized, approximately $3.0 million of taxes would impact the Company’s consolidated statement of operations as a reduction to its effective tax rate. Included in the balance sheet at February 28, 2009 are approximately $130.2 million of items of which, under existing tax laws, the ultimate deductibility is certain but for which the timing of the deduction is uncertain. Because of the impact of deferred income tax accounting, a deduction in a subsequent period would result in a deferred tax asset. Accordingly, upon de-recognition, the tax benefits associated with the reversal of these timing differences would have no impact, except for related interest and penalties, on the Company’s effective income tax rate.
The Company recognizes interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. As of February 28, 2009, the Company has accrued approximately $28.8 million of interest and $0.6 million of penalties related to uncertain tax positions. If the accrued interest was de-recognized, approximately $17.5 million would impact the Company’s consolidated statement of operations as a reduction to its effective tax rate.
The Company is subject to taxation in the U.S. and various state jurisdictions and subject to examination by those authorities for the tax years ending November 30, 1999 and forward. The Company is currently in the appeal process of the examination by the Internal Revenue Service (the “Service”) for the tax years ending November 30, 1999 to November 30, 2005. It is possible that this appeal process will conclude in the next three to six months (see Note 11). Therefore, it is possible a reduction in the accrued liabilities for uncertain tax positions may occur; however, quantification of an estimated range cannot be made at this time.
Effective Income Tax Rates
The tax exempt nature of a non-cash charge to correct the carrying value of certain other assets is the principal cause of the increased effective income tax rate during the three months ended February 29, 2008. The tax treatment of providing a valuation allowance related to losses incurred in equity investments is the principal cause of the increased effective income tax rate during the three months ended February 28, 2009.
As a result of the above items our effective income tax rate increased from the statutory income rate to approximately 41.6 percent and 41.0 percent for the three months ended February 29, 2008 and February 28, 2009, respectively.

10. Related Party Disclosures and Transactions
All of the racing events that take place during the Company’s fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association, AMA Pro Racing, the Automobile Racing Club of America, the American Sportbike Racing Association — Championship Cup Series, the Federation Internationale de L’Automobile, the Federation Internationale Motocycliste, Grand American Road Racing Association (“Grand American”), Historic Sportscar Racing, Indy Racing League (“IRL”), National Association for Stock Car Auto Racing (“NASCAR”), National Hot Rod Association (“NHRA”), the Porsche Club of America, the Sports Car Club of America, the Sportscar Vintage Racing Association, the United States Auto Club and the World Karting Association. NASCAR, Grand American (which became a wholly-owned subsidiary of NASCAR in October 2008) and AMA Pro Racing each of which sanctions some of the Company’s principal racing events, are entities controlled by one or members of the France Family Group which controls in excess of 69.0 percent of the combined voting power of the outstanding stock of the Company, and some members of which serve as directors and officers of the Company. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR and its subsidiaries from continuing operations for disbursement to competitors, which are exclusive of NASCAR and its subsidiaries sanction fees, totaled approximately $29.4 million and $29.9 million for the three months ended February 29, 2008 and February 28, 2009, respectively. These numbers are not comparable because Grand American was not a subsidiary of NASCAR for the three months ended February 29, 2008. There were no prize and point fund monies paid by the Company to NASCAR and its subsidiaries related to the discontinued operations for the three months ended February 29, 2008 and February 28, 2009, respectively.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire NASCAR Sprint Cup, Nationwide and Camping World Truck series schedules. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR Sprint Cup, Nationwide and Camping World Truck series event. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Sprint Cup, Nationwide and Camping World Truck series event as a component of its sanction fees and remits the remaining 90.0 percent to the event promoter. The event promoter pays 25.0 percent of the gross broadcast rights fees allocated to the event as part of the previously discussed prize money paid to NASCAR for disbursement to competitors. The Company’s television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events conducted at its wholly-owned facilities, and recorded as part of motorsports related revenue, were approximately $63.0 million and $64.3 million for the three months ended February 29, 2008 and February 28, 2009, respectively. There were no television broadcast and ancillary rights fees received from NASCAR related to discontinued operations during the three months ended February 29, 2008 and February 28, 2009, respectively.
11. Commitments and Contingencies
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal and any required premium and interest on the 2002 STAR Bonds. At February 29, 2008, the Unified Government had approximately $2.9 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
The Company has guaranteed minimum royalty payments under certain agreements through December 2015, with a remaining maximum exposure at February 29, 2008, of approximately $11.9 million.

In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling $3.6 million at February 29, 2008. At February 29, 2008, there were no amounts drawn on the standby letters of credit.
As previously discussed, the Service is currently performing a periodic examination of the Company’s federal income tax returns for the years ended November 30, 1999 through 2005 and has challenged the tax depreciation treatment of a significant portion of its motorsports entertainment facility assets. In order to prevent incurring additional interest related to years through fiscal 2005, the Company has approximately $117.9 million on deposit with the Service as of February 28, 2009, which is classified as long-term assets in its consolidated financial statements. The Company’s deposits are not a payment of tax, and it will receive accrued interest on any of these funds ultimately returned to it. In June 2007 the Service commenced the administrative appeals process which is currently expected to take an additional three to six months to complete. If the Company’s appeal is not resolved satisfactorily, it will evaluate all of its options, including litigation. The Company believes that its application of the federal income tax regulations in question, which have been applied consistently since their enactment and have been subjected to previous IRS audits, is appropriate, and it intends to vigorously defend the merits of its position. While an adverse resolution of these matters could result in a material negative impact on cash flow, including payment of taxes from amounts currently on deposit with the Service, the Company believes that it has provided adequate reserves related to these matters including interest charges through February 28, 2009, and, as a result, does not expect that such an outcome would have a material adverse effect on results of operations.
Current Litigation
The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation will have a material adverse effect on the Company’s financial condition or results of operations.
In addition to such routine litigation incident to its business, the Company remains a party to the Kentucky Speedway litigation described in its annual report on Form 10-K for the fiscal year ended November 30, 2008. There have been no material changes in the status of that litigation.
12. Segment Reporting
The following tables provide segment reporting of the Company for the three months ended February 29, 2008 and February 28, 2009 (in thousands):

	Three Months Ended February 29, 2008
	Motorsports	All
	Event	Other	Total

Revenues	$184,145	$11,013	$195,158
Depreciation and amortization	15,115	2,202	17,317
Operating income	65,930	997	66,927
Capital expenditures	28,029	9,952	37,981
Total assets	1,784,676	258,778	2,043,454
Equity investments	78,781	—	78,781

	Three Months Ended February 28, 2009
	Motorsports	All
	Event	Other	Total

Revenues	$159,681	$7,259	$166,940
Depreciation and amortization	16,150	2,241	18,391
Operating income	50,851	(856)	49,995
Capital expenditures	13,379	6,663	20,042
Total assets	1,864,491	404,307	2,268,798
Equity investments	76,104	—	76,104
Intersegment revenues were approximately $1.3 million and $0.8 million for the three months ended February 29, 2008 and February 28, 2009, respectively.
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
Included in the tables below, are condensed consolidating balance sheets as of November 30, 2008 and February 28, 2009, condensed consolidating statements of operations for the three months ended February 29, 2008 and February 28, 2009, and condensed consolidating statements of cash flows for the three months ended February 29, 2008 and February 28, 2009, of: (a) the Parent; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiary, consisting of the consolidated DBLHB variable interest entity; (d) elimination entries necessary to consolidate Parent with guarantor and non-guarantor subsidiary(ies); and (e) the Company on a consolidated basis (in thousands).

	Condensed Consolidating Balance Sheet at November 30, 2008
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Current assets	$113,851	$181,601	$2,405	$(15,979)	$281,878
Property and equipment, net	19,636	1,299,659	11,936	—	1,331,231
Advances to and investments in subsidiaries	2,898,327	905,565	—	(3,803,892)	—
Other assets	102,461	425,119	40,130	—	567,710

Total Assets	$3,134,275	$2,811,944	$54,471	$(3,819,871)	$2,180,819

Current liabilities	$169,761	$136,166	$3,869	$(158)	$309,638
Long-term debt	1,154,254	9,505	51,250	(792,964)	422,045
Deferred income taxes	(110,357)	214,529	—	—	104,172
Other liabilities	183,642	19,963	—	—	203,605
Total shareholders’ equity	1,736,975	2,431,781	(648)	(3,026,749)	1,141,359

Total Liabilities and Shareholders’ Equity	$3,134,275	$2,811,944	$54,471	$(3,819,871)	$2,180,819

	Condensed Consolidating Balance Sheet at February 28, 2009
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Current assets	$149,752	$255,743	$1,603	$(24,184)	$382,914
Property and equipment, net	30,342	1,283,032	22,983	—	1,336,357
Advances to and investments in subsidiaries	2,892,997	912,140	—	(3,805,137)	—
Other assets	130,456	382,734	36,337	—	549,527

Total Assets	$3,203,547	$2,833,649	$60,923	$(3,829,321)	$2,268,798

Current liabilities	$188,332	$176,587	$10,740	$(6,918)	$368,741
Long-term debt	1,212,082	(50,187)	51,173	(791,259)	421,809
Deferred income taxes	(107,543)	214,520	—	—	106,977
Other liabilities	185,804	19,856	—	—	205,660
Total shareholders’ equity	1,724,872	2,472,873	(990)	(3,031,144)	1,165,611

Total Liabilities and Shareholders’ Equity	$3,203,547	$2,833,649	$60,923	$(3,829,321)	$2,268,798

	Condensed Consolidating Statement of Operations
	For The Three Months Ended February 29, 2008
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Total revenues	$525	$247,599	$—	$(54,265)	$193,859
Total expenses	9,567	171,630	—	(54,265)	126,932
Operating (loss) income	(9,042)	75,969	—	—	66,927
Interest and other (expense) income, net	(962)	9,841	—	(13,738)	(4,859)
(Loss) income from continuing operations	(25,514)	75,494	—	(13,738)	36,242
Net (loss) income	(25,514)	75,463	—	(13,738)	36,211

	Condensed Consolidating Statement of Operations
	For The Three Months Ended February 28, 2009
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Total revenues	$410	$213,722	$—	$(48,013)	$166,119
Total expenses	8,103	156,034	—	(48,013)	116,124
Operating (loss) income	(7,693)	57,688	—	—	49,995
Interest and other income (expense) , net	7,256	(2,872)	171	(11,829)	(7,274)
(Loss) income from continuing operations	(10,734)	47,580	171	(11,829)	25,188
Net (loss) income	(10,734)	47,538	171	(11,829)	25,146

	Condensed Consolidating Statement of Cash Flows
	For The Three Months Ended February 29, 2008
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(10,943)	$31,111	$—	$(27,479)	$47,647
Net cash provided by (used in) investing activities	45,343	(17,576)	—	27,479	288
Net cash used in financing activities	(30,000)	(1,126)	—	—	(31,126)

	Condensed Consolidating Statement of Cash Flows
	For The Three Months Ended February 28, 2009
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(24,907)	$60,791	$(273)	$(10,213)	$25,398
Net cash provided by (used in) investing activities	23,798	(37,421)	273	10,213	(3,137)
Net cash used in financing activities	—	(170)	—	—	(170)

PART I. FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Direct expenses include (i) prize and point fund monies and National Association for Stock Car Auto Racing’s (“NASCAR”) sanction fees, (ii) motorsports related expenses, which include labor, advertising, costs of competition paid to sanctioning bodies other than NASCAR and other expenses associated with the promotion of all of our motorsports events and activities, and (iii) food, beverage and merchandise expenses, consisting primarily of labor and costs of goods sold.
Starting in fiscal 2009, branding of the NASCAR truck series changed. The NASCAR Craftsman Truck Series became the NASCAR Camping World Truck Series. Throughout the interim financial statements, the naming convention for these series is consistent with the branding in fiscal 2009.
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
NASCAR contracts directly with certain network providers for television rights to the entire NASCAR Sprint Cup, Nationwide and Camping World Truck series schedules. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR Sprint Cup, Nationwide and Camping World Truck series event. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Sprint Cup, Nationwide and Camping World Truck series event as a component of its sanction fees and remits the remaining 90.0 percent to the event promoter.

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
Discontinued Operations
Nazareth Speedway
After the completion of Nazareth Speedway’s (“Nazareth”) fiscal 2004 events we discontinued its motorsports event operations. The NASCAR Nationwide Series and IRL IndyCar Series events, then conducted at Nazareth, were realigned to other motorsports entertainment facilities within our portfolio. The property on which the former Nazareth Speedway was located continues to be marketed for sale. For all periods presented, the results of operations of Nazareth are presented as discontinued operations.
Impairment of Long-Lived Assets
New York Metropolitan Speedway Development
In connection with our efforts to develop a major motorsports entertainment facility in the New York metropolitan area, our then majority-owned subsidiary, 380 Development, LLC, purchased a total of 676 acres located in the New York City borough of Staten Island in early fiscal 2005 and began improvements including fill operations on the property. In September 2006, we ceased fill operations at its Staten Island real property while we addressed issues raised by the New York Department of Environmental Conservation (“DEC”) and the New York City Department of Sanitation (“DOS”), including the presence of and need to remediate fill containing constituents above regulatory thresholds. In December 2006, we announced our decision to discontinue pursuit of the speedway development on Staten Island. In May 2007, we entered into a Consent Order with the DEC to resolve the issues surrounding the fill operations and the prior placement of fill at the site that contained constituents above regulatory thresholds. The Consent Order required us to remove non-compliant fill pursuant to an approved comprehensive fill removal plan. In the first quarter of fiscal 2008, we accrued approximately $403,000 attributable to the fill removal process, which had been recognized as an Impairment of Long-lived Assets in our consolidated statements of operations. We completed fill removal activities in the second quarter of fiscal 2008. The Consent Order also required us to pay a penalty to DEC of $562,500, half of which was paid in May 2007 and the other half of which has been suspended so long as we continue to comply with the terms of the Consent Order. The property is currently marketed for sale and we have received interest from multiple parties.
Equity and Other Investments
Motorsports Authentics
We are partners with Speedway Motorsports, Inc. in a 50/50 joint venture, SMISC, LLC, which, through its wholly-owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics. Motorsports Authentics is a leader in design, promotion, marketing and distribution of motorsports licensed merchandise. We continue to believe the sale of licensed merchandise represents a long-term opportunity in the sport.
Our 50.0 percent portion of Motorsports Authentics’ net income (loss) is approximately $1.8 million and approximately ($1.6) million, and are included in Equity in Net Income (Loss) From Equity Investments in our consolidated statements of operations for the periods ended February 29, 2008 and February 28, 2009, respectively. In addition to unprecedented adverse economic trends, particularly credit availability, the decline in consumer confidence and the rise in unemployment , that began to manifest in early fiscal 2008 and have increasingly contributed to the decrease in attendance for motorsports entertainment events during the three months ended February 28, 2009, Motorsports Authentics’ performance in the first fiscal quarter of 2008 benefited significantly from product sales associated with a new team, car number and sponsor for NASCAR’s most significant license and the 50th running of the Daytona 500. Motorsports Authentics did not benefit from similar unique opportunities for the sale of licensed merchandise in the first fiscal quarter of 2009.
Stock Purchase Plans
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
In September 2008, as a result of our desire to build cash balances due to the challenges facing the credit markets, we suspended purchases under the Stock Purchase Plans. We have $150.0 million in senior notes maturing in April 2009 (see “Future Liquidity”). This past October we drew down on our $300.0 million 2006 Credit Facility (see “Future Liquidity”). We currently expect to use these borrowings under the 2006 Credit Facility as a bridge to a more favorable credit market and utilize operating cash flow to pay down the balance on the 2006 Credit Facility in the interim. Future share repurchases under the Stock Purchase Plans will be dependant upon our evaluation of available cash balances and current economic and credit market conditions.
Since inception of the Stock Purchase Plans through February 28, 2009, we have purchased 4,730,479 shares of its Class A common shares, for a total of approximately $208.0 million. There were no purchases of its Class A common shares during the fiscal period ended February 28, 2009. At February 28, 2009, we have approximately $42.0 million remaining repurchase authority under the current Stock Purchase Plans.
Income Taxes
The tax exempt nature of a non-cash charge to correct the carrying value of certain other assets is the principal cause of the increased effective income tax rate during the three months ended February 29, 2008. The tax treatment of providing a valuation allowance related to the losses incurred in our equity investments is the principal cause of the increased effective income tax rate during the three months ended February 28, 2009.
As a result of the above items our effective income tax rate increased from the statutory income rate to approximately 41.6 percent and 41.0 percent for the three months ended February 29, 2008 and February 28, 2009, respectively.
Future Trends in Operating Results
Economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates, may impact our ability to sell tickets to our events and to secure revenues from corporate marketing partnerships. We believe that adverse economic trends, particularly credit availability, the decline in consumer confidence, the rise in unemployment and increased fuel and food costs, significantly contributed to the decrease in attendance for certain of our motorsports entertainment events during fiscal 2008. We currently expect substantially all of these trends to continue throughout fiscal 2009, which would adversely impact event attendance-related revenues for the full year.
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
With any ticketing program, we first examine our pricing structure to ensure that prices are inline with market demand. Typically, we raise prices on select areas of our facilities during any one year. When necessary, we will reduce pricing on inventory. We are sensitive to the economic challenges that many of our fans face, and to address this, beginning in 2009 we lowered prices on over 150,000 seats, or 15.0 percent of our grandstand capacity, for NASCAR Sprint Cup events across the Company. In addition, we have created ticket packages that provide added value opportunities, making it more affordable for our fans to attend live events. These packages may include an “all-you-can-eat” component; fuel saving offers; military discounts; and, we have added general admission only grandstands where in many cases, children’s admissions are free. We are also continuing to provide a number of expanded installment payment programs. While we will adjust pricing outside of the sales cycle as needed as well as join with sponsors to offer promotions to generate additional ticket sales, we avoid rewarding last-minute ticket buyers by discounting tickets. We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth than to capture short-term incremental revenue.
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
Domestic broadcast and ancillary media rights fees revenues are an important component of our revenue and earnings stream. Starting in 2007, NASCAR entered into new combined eight-year agreements with FOX, ABC/ESPN, TNT and SPEED for the domestic broadcast and related rights for its three national touring series — Sprint Cup, Nationwide and Camping World Truck. The agreements total approximately $4.5 billion over the eight year period from 2007 through 2014. This results in an approximate $560.0 million gross average annual rights fee for the industry, a more than 40.0 percent increase over the previous contract average of $400.0 million annually. The industry rights fees were approximately $515.0 million for 2008, and will increase, on average, by approximately three percent per year through the 2014 season. The annual increase is expected to vary between two and four percent per year over the period. While the 2008 industry rights fees were less than the 2006 industry rights fees of approximately $576.0 million, in our opinion this should not overshadow the strategic importance and expected long-term benefits of the new contracts.
Collectively, NASCAR Sprint Cup races are the second highest rated televised professional sporting events, behind only the National Football League. In addition, NASCAR Nationwide races are the second most-watched form of motorsports entertainment in the country.
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
The most significant benefit of the new contracts is the substantial increase in earnings and cash flow visibility for the entire industry over the contract period. Television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events conducted at our wholly-owned facilities under these agreements, and recorded as part of motorsports related revenue, were approximately $63.0 million and $64.3 million for the three months ended February 29, 2008 and February 28, 2009, respectively. Operating income generated by these media rights were approximately $46.3 million and $47.1 million for the three months ended February 29, 2008 and February 28, 2009, respectively.
As media rights revenues fluctuate so do the variable costs tied to the percentage of broadcast rights fees required to be paid to competitors as part of NASCAR Sprint Cup, Nationwide and Craftsman Truck series sanction agreements. NASCAR prize and point fund monies, as well as sanction fees (“NASCAR direct expenses”), are outlined in the sanction agreement for each event and are negotiated in advance of an event. As previously discussed, included in these NASCAR direct expenses are 25.0 percent of the gross domestic television broadcast rights fees allocated to our NASCAR Sprint Cup, Nationwide and Camping World Truck series events, as part of prize and point fund money. These annually negotiated contractual amounts paid to NASCAR contribute to the support and growth of the sport of NASCAR stock car racing through payments to the teams and sanction fees paid to NASCAR. As such, we do not expect these costs to decrease in the future as a percentage of admissions and motorsports related income. We anticipate any operating margin improvement to come primarily from economies of scale and controlling costs in areas such as motorsports related and general and administrative expenses.
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
•	We constructed new media centers at Watkins Glen International (“Watkins Glen”) and Homestead, which we believe increased appeal to media content providers, sports journalists, racing team owners and drivers and others involved in the motorsports industry.
     Fiscal 2009
•	We are constructing a new media center at Michigan which is expected to increase appeal to media content providers, sports journalists, racing team owners and drivers and others involved in the motorsports industry;

•	We will reconfigure tram and pedestrian routes at Richmond and the lower grandstand at Talladega, which will greatly enhance the guest experience; and

•	We will construct a new leaderboard at Homestead, which will be the prototype for future tracks.
In addition, for fiscal 2009 we anticipate capital spending on a variety of other projects designed to enable us to effectively compete with other sports venues for consumer and corporate spending.
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
In addition to such routine litigation incident to our business, we remain a party to the Kentucky Speedway litigation described in our annual report on Form 10-K for the fiscal year ended November 30, 2008. There have been no material changes from the information previously reported.
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
Seasonality and Quarterly Results
We derive most of our income from a limited number of NASCAR-sanctioned races. As a result, our business has been, and is expected to remain, highly seasonal based on the timing of major racing events. For example, in fiscal years 2008 and prior, one of our NASCAR Sprint Cup races was traditionally held on the Sunday preceding Labor Day. Accordingly, the revenues and expenses for that race and/or the related supporting events may be recognized in either the fiscal quarter ending August 31 or the fiscal quarter ending November 30.
Future schedule changes as determined by NASCAR or other sanctioning bodies, as well as our request for event realignment or the acquisition of additional, or divestiture of existing, motorsports facilities could impact the timing of our major events in comparison to prior or future periods.
Because of the seasonal concentration of racing events, the results of operations for the three month periods ended February 29, 2008 and February 28, 2009 are not indicative of the results to be expected for the year.

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
The adjustments for 2008 relate to a benefit for equity in net income from equity investment, accelerated depreciation for certain office and related buildings in Daytona Beach; the impairment of long-lived assets associated with the fill removal process on the Staten Island property and the net book value of certain assets retired from service; and a non-cash charge to correct the carrying value of certain other assets.
The adjustments for 2009 relate to a charge for equity in net loss from equity investment, accelerated depreciation for certain office and related buildings in Daytona Beach property and the net book value of certain assets retired from service.
We believe such non-GAAP information is useful and meaningful to investors, and is used by investors and us to assess core operations. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income, net income or diluted earnings per share, which are determined in accordance with GAAP (in thousands, except per share amounts).

	Three Months Ended
	February 29,	February 28,
	2008	2009
	(Unaudited)
Net income	$36,211	$25,146
Loss from discontinued operations, net of tax	31	42

Income from continuing operations	36,242	25,188
Equity in net (income) loss from equity investments, net of tax	(1,102)	1,639

Consolidated income from continuing operations excluding equity in net (income) loss from equity investments	35,140	26,827

Adjustments, net of tax:
Additional depreciation	320	309
Impairment of long-lived assets	448	33
Correction of certain other assets’ carrying value	3,758	—

Non-GAAP net income	$39,666	$27,169

Per share data:
Diluted earnings per share	$0.71	$0.52
Loss from discontinued operations, net of tax	0.00	0.00

Income from continuing operations	0.71	0.52
Equity in net (income) loss from equity investments, net of tax	(0.02)	0.03

Consolidated income from continuing operations excluding equity in net (income) loss from equity investments	0.69	0.55
Adjustments, net of tax:
Additional depreciation	0.01	0.01
Impairment of long-lived assets	0.01	0.00
Correction of certain other assets’ carrying value	0.07	—

Non-GAAP diluted earnings per share	$0.78	$0.56

Comparison of the Results for the Three Months Ended February 28, 2009 to the Results for the Three Months Ended February 29, 2008.
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended
	February 29,	February 28,
	2008	2009
	(Unaudited)
Revenues:
Admissions, net	29.0%	28.8%
Motorsports related	58.2	61.7
Food, beverage and merchandise	11.7	8.1
Other	1.1	1.4

Total revenues	100.0	100.0
Expenses:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	17.1	20.6
Motorsports related	18.2	17.5
Food, beverage and merchandise	6.6	5.7
General and administrative	14.3	15.0
Depreciation and amortization	8.9	11.1
Impairment on long-lived assets	0.4	0.0

Total expenses	65.5	69.9

Operating income	34.5	30.1
Interest income and other	(1.6)	0.3
Interest expense	(1.8)	(3.8)
Equity in net income (loss) from equity investments	0.9	(1.0)
Minority interest	0.0	0.1

Income from continuing operations before income taxes	32.0	25.7
Income taxes	13.3	10.6

Income from continuing operations	18.7	15.1
Loss from discontinued operations	0.0	0.0

Net income	18.7%	15.1%

Comparability of results for the three months ended February 28, 2009 to the three months ended February 29, 2008 was impacted by the following:
•	Economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates, impact our ability to sell tickets to our events and to secure revenues from corporate marketing partnerships. We believe that unprecedented adverse economic trends, particularly credit availability, the decline in consumer confidence and the rise in unemployment , began to manifest in early fiscal 2008 and have increasingly contributed to the decrease in attendance related as well as corporate partner revenues for certain of our motorsports entertainment events during the three months ended February 28, 2009;

•	Further impacting the comparability of the periods were strong consumer and corporate sales for the 50th running of the Daytona 500 in fiscal 2008. This monumental anniversary of the “Great American Race” provided significant unique opportunities to drive attendance and revenue above the otherwise strong appeal of this marquee event and the sport of NASCAR in general;

•	During the first quarter of fiscal 2008, we recorded a non-cash charge totaling approximately $3.8 million, or $0.07 per diluted share, to correct the carrying value amount of certain other assets. This adjustment was recorded in interest income and other in the consolidated statement of operations; and

•	Due to the acquisition of Grand American by NASCAR in October 2008, expenses related to prize, point and sanction fees are reported as part of prize and point fund monies and NASCAR sanction fees on the consolidated statement of operations for fiscal year 2009 as compared to reported as part of motorsports related expense in fiscal 2008.
Admissions revenue decreased approximately $8.3 million, or 14.8 percent, during the three months ended February 28, 2009, as compared to the same period of the prior year. The decrease for the three month period is substantially attributable to decreased attendance for certain events conducted during Speedweeks at Daytona during fiscal 2009 as compared to the previously discussed 50th running of the sold out Daytona 500 and supporting events. To a lesser extent, decreased attendance for NASCAR events conducted at Auto Club Speedway in fiscal 2009 contributed to the overall decrease. Partially offsetting these decreases was a slight increase in the weighted average ticket prices for certain events conducted during Speedweeks at Daytona in fiscal 2009.
Motorsports related revenue decreased approximately $10.3 million, or 9.1 percent, during the three months ended February 28, 2009, as compared to the same period of the prior year. The decrease for the three month period is substantially attributable to the decreases in sponsorship, suite and hospitality revenues for certain events conducted during Speedweeks at Daytona and, to a lesser extent, events at Auto Club Speedway in fiscal 2009. Partially offsetting these decreases was an increase in television broadcast and ancillary rights.
Food, beverage and merchandise revenue decreased approximately $9.3 million, or 40.9 percent, during the three months ended February 28, 2009, as compared to the same period of the prior year. The decrease for the three month period is substantially attributable to the previously discussed decreased attendance in fiscal 2009 as well as strong sales of Daytona 500 50th anniversary product in fiscal 2008.
Prize and point fund monies and NASCAR sanction fees increased approximately $1.1 million, or 3.3 percent, during the three months ended February 28, 2009, as compared to the same period of the prior year. The increase is primarily due to the previously discussed increase in television broadcast rights fees for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events during the period as standard NASCAR sanctioning agreements require specific percentage of television broadcast rights fees to be paid to competitors. To a lesser extent, the aforementioned reclassification of amounts related to Grand American in fiscal 2009 also contributed to the increase.
Motorsports related expenses decreased by approximately $6.2 million, or 17.6 percent, during the three months ended February 28, 2009, as compared to the same period of the prior year. The decrease for the three month period is primarily attributable to reduced promotional, advertising and other race related expenses during the period as a result of focused cost containment initiatives as well as promotional and advertising expenses for the 50th running of the Daytona 500 in fiscal 2008. To a lesser extent, the aforementioned reclassification of amounts related to Grand American in fiscal 2009 also contributed to the decrease. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue decreased to 19.3 percent for the three months ended February 28, 2009, as compared to 20.9 percent for the same period in the prior year. The margin decrease is primarily due to the previously discussed initiatives to reduced costs for events conducted during the three month period.
Food, beverage and merchandise expense decreased approximately $3.3 million, or 25.9 percent, during the three months ended February 28, 2009, as compared to the same period of the prior year. The decrease for the three month period is primarily attributable to variable costs associated with the lower sales of merchandise, catering and concessions during Speedweeks events conducted at Daytona. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue increased to approximately 70.7 percent for the three months ended February 28, 2009, as compared to 56.3 percent for the same period in the prior year. Economies of scale and ratio of fixed to variable costs for fiscal 2009 Speedweeks sales, as compared to strong sales in fiscal 2008, attributed to the decrease in margin.
General and administrative expenses decreased approximately $2.8 million, or 10.0 percent, during the three months ended February 28, 2009, as compared to the same period of the prior year. Driven by focused cost containment initiatives, reductions in legal fees, other professional fees, personnel related and various other costs associated with our ongoing business contributed to the decrease. General and administrative expenses as a percentage of total revenues increased to approximately 15.0 percent for the three months ended February 28, 2009, as compared to 14.3 percent for the same period in the prior year. The decreased margin during the three month period is primarily due to the previously discussed decrease in revenues.
Depreciation and amortization expense increased approximately $1.1 million, or 6.2 percent, during the three months ended February 28, 2009. The increase was largely attributable to ongoing capital spending for facility enhancements and related initiatives.
Interest income and other increased by approximately $3.5 million during the three months ended February 28, 2009, as compared to the same period of the prior year. The increase is almost entirely due to the aforementioned non-cash charge of $3.8 million, or $0.07 per diluted share, to correct the carrying value of certain other assets in fiscal 2008. Slightly offsetting the increase were lower interest rates on higher cash balances as compared to the same period in the prior year.
Interest expense increased by approximately $2.7 million during the three months ended February 28, 2009, as compared to the same period of the prior year. The increase is primarily due to lower capitalized interest and higher average borrowings on our credit facility in the current period as compared to the same period in fiscal 2008.
Equity in net income(loss) from equity investments represents our 50.0 percent equity investment in Motorsports Authentics. See “Equity Investments”.
Our effective income tax rate decreased to approximately 41.0 percent for the three months ended February 28, 2009, as compared to 41.6 percent for the same respective period of the prior year. The decrease is substantially a result of the tax exempt nature of the previously discussed non-cash charge to interest income and other during the first quarter of fiscal 2008. Partially offsetting this decrease was the tax treatment of losses incurred in our equity investments in fiscal 2009. See “Income Taxes”.
The operations of Nazareth are presented as discontinued operations, net of tax, for all periods presented in accordance with SFAS No. 144.
As a result of the foregoing, net income decreased from approximately $36.2 million, or $0.71 per diluted share, to approximately $25.1 million, or $0.52 per diluted share, during the three months ended February 28, 2009, as compared to the same period of the prior year.
Liquidity and Capital Resources
General
We have historically generated sufficient cash flow from operations to fund our working capital needs and capital expenditures at existing facilities, payments of an annual cash dividend and more recently, to repurchase our shares under our Stock Purchase Plan. In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance of long-term debt, borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects. At February 28, 2009, we had cash, cash equivalents and short-term investments totaling approximately $241.2 million, $300.0 million principal amount of senior notes outstanding, $150.0 million in current borrowings on our $300.0 million revolving credit facility, a debt service funding commitment of approximately $65.7 million principal amount related to the taxable special obligation revenue (“TIF”) bonds issued by the Unified Government; and, $7.8 million principal amount of other third party debt. At February 28, 2009, we had a working capital surplus of $14.2 million, primarily as a result of the borrowings on our $300.0 million revolving credit facility. At November 30, 2008, we had a working capital deficit of $27.8 million, primarily as a result of the cash used for the acquisitions of our common stock under our Stock Purchase Plans.
Our liquidity is primarily generated from our ongoing motorsports operations, and we expect our strong operating cash flow to continue in the future. In addition, as of February 28, 2009, we have approximately $150.0 million available to draw upon under our revolving credit facility, if needed. See “Future Liquidity” for additional disclosures relating to our credit facility and certain risks that may affect our near term operating results and liquidity.
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
During the three months ended February 28, 2009, our significant cash flows items include the following:
•	net cash provided by operating activities totaled approximately $25.4 million;

•	capital expenditures totaling approximately $20.0 million; and

•	proceeds from affiliates, net of advance to affiliates, totaling approximately $12.3 million.
Capital Expenditures
Capital expenditures totaled approximately $20.0 million for the three months ended February 28, 2009, compared to approximately $38.0 million for the three months ended February 29, 2008. The capital expenditures during the three months ended February 28, 2009, related to construction of certain buildings supporting our operations and administration functions in Daytona Beach, Florida, grandstand seating enhancements at Michigan, grandstand seating enhancements and new vehicle parking areas at Daytona and a variety of other improvements and renovations to our facilities.
At February 28, 2009, we have approximately $23.2 million in capital projects currently approved for our existing facilities. These projects include the installation of a new prototype leaderboard in Homestead, grandstand seating enhancements and infield improvements at Michigan, grandstand seating enhancements and parking improvements at Daytona, acquisition of land and land improvements at various facilities for expansion of parking, camping capacity and other uses and a variety of other improvements and renovations to our facilities that enable us to effectively compete with other sports venues for consumer and corporate spending.
As a result of these currently approved projects and anticipated additional approvals in fiscal 2009, we expect our total fiscal 2009 capital expenditures at our existing facilities will be approximately $50 million to $55 million, depending on the timing of certain projects.
We review the capital expenditure program periodically and modify it as required to meet current business needs.

Future Liquidity
General
As discussed in “Future Trends in Operating Results”, economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates, may impact our ability to sell tickets to our events and to secure revenues from corporate marketing partnerships. We believe that adverse economic trends, particularly credit availability, the decline in consumer confidence, the rise in unemployment and increased fuel and food costs, significantly contributed to the decrease in attendance for certain of our motorsports entertainment events during fiscal 2008. We currently expect substantially all of these trends to continue throughout fiscal 2009. This could negatively impact year-over-year comparability for most all of our revenue categories for the full year, with the exception of domestic broadcast and ancillary media rights fees.
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
Accordingly, in October 2008, as a result of our desire to build cash balances due to the challenges facing the credit markets, we drew down on our $300.0 million 2006 Credit Facility (see below in “Future Liquidity”) the $150.0 million necessary to fund the $150.0 million in senior notes maturing in April 2009 (see below in “Future Liquidity”). We expect to use these borrowings under the 2006 Credit Facility as a bridge to a more favorable credit market and utilize operating cash flow to pay down the balance on the 2006 Credit Facility in the interim.
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
Long-Term Obligations and Commitments
On April 23, 2004, we completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, we completed an offer to exchange the senior notes for registered senior notes with substantially identical terms (“2004 Senior Notes”). At February 28, 2009, outstanding 2004 Senior Notes totaled approximately $300.0 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 4.2 percent and are due April 2009 (“4.2 percent Senior Notes”), and $150.0 million principal amount unsecured senior notes, which bear interest at 5.4 percent and are due April 2014. The 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Our wholly-owned domestic subsidiaries are guarantors of the 2004 Senior Notes.
In June 2008 we entered into an interest rate lock agreement to effectively lock in a substantial portion of the interest rate exposure on approximately $150.0 million notional amount in anticipation of refinancing the $150.0 million 4.2 percent Senior Notes that mature in April 2009. This interest rate lock was designated and qualified as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result of the ongoing uncertainty with the U.S. credit markets we have determined not to refinance the 4.2 percent Senior Notes in the second quarter of fiscal 2009. As a result, on February 12, 2008, we amended and redesignated our interest rate lock agreement as a cash flow hedge. This amended agreement, with a principal notional amount of $150.0 million and an estimated fair value of a liability totaling $23.1 million at February 28, 2009, expires in February 2011. The estimated fair value is based on relevant market information and quoted market prices at February 28, 2009 and is recognized in other comprehensive loss in the consolidated financial statements.
Our wholly-owned subsidiary, Raceway Associates, which owns and operates Chicagoland Speedway and Route 66 Raceway, has the following debt outstanding at February 28, 2009:
•	A bank term loan (“5.8 percent Bank Loan”) consisting of a construction and mortgage note with an original 20 year term due June 2018, a current interest rate of 5.8 percent and a monthly payment of $48,000 principal and interest. The interest rate and monthly payments will be adjusted on June 1, 2013. At February 28, 2009, outstanding principal on the 5.8 percent Bank Loan was approximately $2.4 million.

•	Revenue bonds payable (“4.8 percent Revenue Bonds”) consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.8 percent Revenue Bonds have an initial interest rate of 4.8 percent and a monthly payment of $29,000 principal and interest. At February 28, 2009, outstanding principal on the 4.8 percent Revenue Bonds was approximately $2.0 million.

•	Revenue bonds payable (“6.8 percent Revenue Bonds”) that are special service area revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 6.8 percent Revenue Bonds are billed and paid as a special assessment on real estate taxes. Interest payments are due on a semi-annual basis at 6.8 percent with principal payments due annually. Final maturity of the 6.8 percent Revenue Bonds is January 2012. At February 28, 2009, outstanding principal on the 6.8 percent Revenue Bonds was approximately $3.3 million.
In July 2008, Daytona Beach Live! Headquarters Building, LLC (“DBLHB”) entered into a construction term loan agreement to finance the construction of our new headquarters building (see “Daytona Live! Development”). The loan is comprised of a $51.3 million principal amount with an interest rate of 6.25 percent which matures 25 years after the completion of the headquarters building (see “Daytona Live! Development”).
In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) issued approximately $71.3 million in TIF bonds in connection with the financing of construction of Kansas Speedway. At February 28, 2009, outstanding TIF bonds totaled approximately $65.7 million, net of the unamortized discount, which is comprised of a $15.9 million principal amount, 6.2 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by our wholly-owned subsidiary, Kansas Speedway Corporation. Principal (mandatory redemption) payments per the Funding Commitment are payable by Kansas Speedway Corporation on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. Kansas Speedway Corporation granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway’s boundaries and are not our obligation. Kansas Speedway Corporation has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At February 28, 2009, the Unified Government had approximately $2.9 million in 2002 STAR Bonds outstanding. Under a keepwell agreement, we have agreed to provide financial assistance to Kansas Speedway Corporation, if necessary, to support its guarantee of the 2002 STAR Bonds.
We currently have a $300.0 million revolving credit facility (“2006 Credit Facility”) which contains a feature that allows us to increase the credit facility to a total of $500.0 million, subject to certain conditions. The 2006 Credit Facility is scheduled to mature in June 2011, and accrues interest at LIBOR plus 30.0 — 80.0 basis points, based on our highest debt rating as determined by specified rating agencies. At February 28, 2009, we had approximately $150.0 million outstanding under the 2006 Credit Facility.
We have guaranteed minimum royalty payments under certain agreements through December 2015, with a remaining maximum exposure at February 28, 2009, of approximately $11.9 million.
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
Daytona Live! Development
In May 2007, we announced that it we entered into a 50/50 joint venture (the “DLJV”) with The Cordish Company (“Cordish”), one of the largest and most respected developers in the country, to explore a potential mixed-use entertainment destination development on 71 acres. The development named Daytona Live! is located directly across International Speedway Boulevard from our Daytona motorsports entertainment facility. The acreage currently includes an existing office building which houses our present corporate headquarters and certain offices of NASCAR.
Preliminary conceptual designs call for a 200,000 square foot mixed-use retail/dining/entertainment area as well as a movie theater with up to 2,500-seats, a residential component and a 160-room hotel. The initial development will also include approximately 188,000 square feet of office space to house the new headquarters of ISC, NASCAR, Grand American and their related businesses, and additional space for other tenants. Construction of the office building is expected to be complete by the fourth quarter of 2009. To date, Cobb Theaters has signed on to anchor Daytona Live! with a 65,000 square foot, 14 screen theater. The theater will feature digital projection with 3-D capabilities, stadium seating and a loge level providing 350 reserved premium seats, and a full-service restaurant as well as in-seat service for food and beverages.
Final design plans for the development of the retail/dining/entertainment and hotel components are being completed and will incorporate the results of local market studies and further project analysis. Once completed, the DLJV will finalize the necessary permitting and approvals for the initial development of such components.
The current estimated cost for the initial development, which includes the new headquarters office building, the retail/dining/entertainment, hotel and residential components, is approximately $250.0 million. The new headquarters office building was financed in July 2008 through a $51.3 million construction term loan obtained by Daytona Beach Live! Headquarters Building, LLC (“DBLHB”), a wholly owned subsidiary of the DLJV, which was created to own and operate the office building once it is completed. We and Cordish anticipate contributing equal amounts to the DLJV for the remaining equity necessary for the project. We expect our contribution to range between $10.0 million and $15.0 million, plus land we currently own. The balance is expected to be funded primarily by private financing obtained by the DLJV. Specific financing considerations for the DLJV are dependent on several factors, including lease arrangements, availability of project financing and overall market conditions. Lastly, when the new headquarters building is completed, we will relocate from our existing office building, which is not fully depreciated and is expected be subsequently razed. During the first quarter in fiscal years 2008 and 2009, we recognized additional depreciation on this existing office building of approximately $0.5 million, respectively.
In accordance with the FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, we have determined that DBLHB is a variable interest entity for which it is considered to be the primary beneficiary. As the primary beneficiary, we have consolidated this entity in its financial statements as of February 28, 2009. As discussed above, in July 2008, DBLHB entered into a construction term loan agreement to finance the headquarters building. The construction loan agreement is collateralized by the underlying assets of DBLHB, including cash and the real property of the new office building which have a carrying value of approximately $60.9 million, at February 28, 2009, and are included in the Restricted Cash, Long-Term Restricted Cash and Investments, and Property and Equipment amounts included in the Consolidated Balance Sheets and Minority Interest amount recorded on the Consolidated Statements of Operations. As master tenant of the building, we have entered into a 25-year lease arrangement with DBLHB whereby such lease payments are consistent with the terms of the construction term loan funding requirements. The headquarters building financing is non-recourse to us and is secured by the lease between us and DBLHB.
In addition, we have evaluated the existing arrangements of DLJV and its remaining projects and have determined them to be variable interest entities as of February 28, 2009. We are presently not considered to be the primary beneficiary of these entities and accordingly have accounted for them as equity investments in its financial statements at February 28, 2009. The maximum exposure of loss to us, as a result of our involvement with the DLJV, is approximately $3.1 million at February 28, 2009. We do not expect this determination will change during the course of the development of the project.
Kansas Hotel and Casino Development
In September 2007, our wholly owned subsidiary KSDC and The Cordish Company, with whom we have formed KJV to pursue this project, submitted a joint proposal to the Unified Government for the development of a casino, hotel and retail and entertainment project in Wyandotte County, on property adjacent to Kansas Speedway. The Unified Government has approved rezoning of approximately 102 acres at Kansas Speedway to allow development of the proposed project. In December 2007, the KJV negotiated a memorandum of understanding with Hard Rock Hotel Holdings to brand the entertainment destination development as a Hard Rock Casino. The Kansas Lottery Commission will act as the state’s casino owner.
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
In January 2009, the State of Kansas re-opened the bidding process for the casino management contract with proposals due by April 1, 2009. KJV submitted a revised joint proposal to the Unified Government for the development of a casino and certain dining and entertainment options. The proposal also contemplates the development, depending upon market conditions and demand, of a hotel, convention facility and retail and entertainment district. The Lottery Commission is presently evaluating proposals for Wyandotte County casino projects and will then seek to negotiate management agreements with those managers it intends to recommend to the Gaming Commission. The timeline for the Lottery Commission negotiations and review process is defined as 90 days, followed by a review by the Kansas Lottery Gaming Facility Review Board and background checks by the Kansas Racing and Gaming Commission. The entire process is expected to be completed October 2009. The initial phase of the project, which is planned to comprise approximately 190,000 square feet, includes a 100,000 square foot casino gaming floor with approximately 2,300 slot machines and 86 table games, a high-energy center bar, and dining and entertainment options and is projected to cost approximately $390 million. The full budget of all potential phases is projected at over $700 million, and would be financed by the joint venture between KSDC and Cordish. We and Cordish anticipate contributing between 20.0 and 40.0 percent of the total costs to the KJV. The remaining portion is expected to be funded by secured project debt financing obtained by the KJV.
Internal Revenue Service Examination
The Internal Revenue Service (the “Service”) is currently performing a periodic examination of our federal income tax returns for the years ended November 30, 1999 through 2005 and has challenged the tax depreciation treatment of a significant portion of our motorsports entertainment facility assets. In order to prevent incurring additional interest related to years through fiscal 2005, we have approximately $117.9 million on deposit with the Service as of February 28, 2009, which is classified as long-term assets in our consolidated financial statements. Our deposits are not a payment of tax, and we will receive accrued interest on any of these funds ultimately returned to it. In June 2007 the Service commenced the administrative appeals process which is currently expected to take and additional three to six months to complete. If our appeal is not resolved satisfactorily, we will evaluate all of our options, including litigation. We believe that our application of the federal income tax regulations in question, which have been applied consistently since their enactment and have been subjected to previous IRS audits, is appropriate, and we intend to vigorously defend the merits of our position. While an adverse resolution of these matters could result in a material negative impact on cash flow, including payment of taxes from amounts currently on deposit with the Service, we believe that we have provided adequate reserves related to these matters including interest charges through February 28, 2009, and, as a result, do not expect that such an outcome would have a material adverse effect on results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the three months ended February 28, 2009, there have been no material changes in our market risk exposures.
ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES
Subsequent to February 28, 2009, and prior to the filing of this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at February 28, 2009, and during the period prior to the filing of this report.
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
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
This report and the documents incorporated by reference may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify a forward-looking statement by our use of the words “anticipate,” “estimate,” “expect,” “may,” “believe,” “objective,” “projection,” “forecast,” “goal,” and similar expressions. These forward-looking statements include our statements regarding the timing of future events, our anticipated future operations and our anticipated future financial position and cash requirements. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. We previously disclosed in response to Item 1A to Part I of our report on Form 10-K for the fiscal year ended November 30, 2008 the important factors that could cause our actual results to differ from our expectations. There have been no material changes to those risk factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In December 2006 we implemented a share repurchase program (“Stock Purchase Plan”) under which we are authorized to purchase up to $150.0 million of its outstanding Class A common shares. In February 2008 we announced that our Board of Directors had authorized an incremental $100.0 million share repurchase program. Collectively these programs are described as the “Stock Purchase Plans.” The Stock Purchase Plans allows us to purchase up to $250.0 million of its outstanding Class A common shares. The timing and amount of any shares repurchased under the Stock Purchase Plans will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plans may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates.
Since inception of the Stock Purchase Plans through February 28, 2009, we have purchased 4,730,479 shares of its Class A common shares, for a total of approximately $208.0 million. There were no purchases of its Class A common shares during the fiscal period ended February 28, 2009. At February 28, 2009, we have approximately $42.0 million remaining repurchase authority under the current Stock Purchase Plans.
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Articles of Amendment of the Restated and Amended Articles of Incorporation of the Company, as filed with the Florida Department of State on July 26, 1999 (incorporated by reference from exhibit 3.1 of the Company’s Report on Form 8-K dated July 26, 1999)

Exhibit
Number	Description of Exhibit
3.2	Conformed copy of Amended and Restated Articles of Incorporation of the Company, as amended as of July 26, 1999 (incorporated by reference from exhibit 3.2 of the Company’s Report on Form 8-K dated July 26, 1999)

3.3	Conformed copy of Amended and Restated By-Laws of the Company, as amended as of April 9, 2003. (incorporated by reference from exhibit 3.3 of the Company’s Report on Form 10-Q dated April 10, 2003)

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer — filed herewith

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer — filed herewith

32	Section 1350 Certification — filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SPEEDWAY CORPORATION
(Registrant)

Date: April 8, 2009	/s/ Daniel W. Houser Daniel W. Houser, Vice President,
Chief Financial Officer, Treasurer