Form 10-Q
period 2009-05-31
INTERNATIONAL SPEEDWAY CORP
filed 2009-07-08
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2009
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
Registrant’s telephone number, including area code: (386) 254-2700
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐     NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class A Common Stock	28,003,852 shares	as of May 31, 2009
Class B Common Stock	20,725,506 shares	as of May 31, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30, 2008	May 31, 2009
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$218,920	$146,336
Short-term investments	200	200
Restricted cash	2,405	802
Receivables, less allowance of $1,200 in 2008 and 2009, respectively	47,558	66,897
Receivable from Internal Revenue Service	—	111,984
Inventories	3,763	4,080
Deferred income taxes	1,838	2,191
Prepaid expenses and other current assets	7,194	20,138

Total Current Assets	281,878	352,628
Property and Equipment, net of accumulated depreciation of $473,157 and $508,570, respectively	1,331,231	1,334,777
Other Assets:
Long-term restricted cash and investments	40,187	26,859
Equity investments	77,613	18,825
Intangible assets, net	178,841	178,790
Goodwill	118,791	118,791
Deposits with Internal Revenue Service	117,936	—
Other	34,342	21,202

	567,710	364,467

Total Assets	$2,180,819	$2,051,872

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$153,002	$3,060
Accounts payable	26,393	21,026
Deferred income	103,549	151,925
Income taxes payable	8,659	3,735
Other current liabilities	18,035	22,113

Total Current Liabilities	309,638	201,859
Long-Term Debt	422,045	421,019
Deferred Income Taxes	104,172	237,089
Long-Term Tax Liabilities	161,834	22,543
Long-Term Deferred Income	13,646	13,327
Other Long-Term Liabilities	28,125	23,517
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 27,397,924 and 27,848,593 issued and outstanding in 2008 and 2009, respectively	274	278
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 21,150,471 and 20,725,506 issued and outstanding in 2008 and 2009, respectively	211	207
Additional paid-in capital	497,277	497,496
Retained earnings	665,405	651,957
Accumulated other comprehensive loss	(21,808)	(17,420)

Total Shareholders’ Equity	1,141,359	1,132,518

Total Liabilities and Shareholders’ Equity	$2,180,819	$2,051,872

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Three Months Ended
	May 31, 2008	May 31, 2009
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$53,432	$43,680
Motorsports related	101,240	92,908
Food, beverage and merchandise	17,738	13,392
Other	2,527	2,398

	174,937	152,378
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	34,728	35,390
Motorsports related	38,688	31,953
Food, beverage and merchandise	11,747	9,249
General and administrative	28,269	25,569
Depreciation and amortization	17,436	18,489
Impairment of long-lived assets	1,150	15

	132,018	120,665

Operating income	42,919	31,713
Interest income and other	384	230
Interest expense	(3,294)	(5,509)
Equity in net income (loss) from equity investments	2,960	(57,274)
Minority interest	—	163

Income (loss) from continuing operations before income taxes	42,969	(30,677)
Income taxes	16,961	1,018

Income (loss) from continuing operations	26,008	(31,695)
Loss from discontinued operations, net of income tax benefits of $33 and $32, respectively	(36)	(45)

Net income (loss)	$25,972	$(31,740)

Basic earnings per share:
Income (loss) from continuing operations	$0.52	$(0.65)
Loss from discontinued operations	—	—

Net income (loss)	$0.52	$(0.65)

Diluted earnings per share:
Income (loss) from continuing operations	$0.52	$(0.65)
Loss from discontinued operations	—	—

Net income (loss)	$0.52	$(0.65)

Dividends per share	$0.12	$0.14

Basic weighted average shares outstanding	49,836,724	48,565,438

Diluted weighted average shares outstanding	49,927,320	48,565,438

     See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Six Months Ended
	May 31, 2008	May 31, 2009
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$109,545	$91,516
Motorsports related	214,085	195,442
Food, beverage and merchandise	40,428	26,801
Other	4,738	4,738

	368,796	318,497
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	67,781	69,532
Motorsports related	74,024	61,062
Food, beverage and merchandise	24,531	18,726
General and administrative	55,980	50,504
Depreciation and amortization	34,753	36,880
Impairment of long-lived assets	1,881	85

	258,950	236,789

Operating income	109,846	81,708
Interest income and other	(2,676)	694
Interest expense	(6,887)	(11,779)
Equity in net income (loss) from equity investments	4,754	(58,913)
Minority interest	—	334

Income from continuing operations before income taxes	105,037	12,044
Income taxes	42,787	18,551

Income (loss) from continuing operations	62,250	(6,507)
Loss from discontinued operations, net of income tax benefits of $66 and $63, respectively	(67)	(87)

Net income (loss)	$62,183	$(6,594)

Basic earnings per share:
Income (loss) from continuing operations	$1.23	$(0.13)
Loss from discontinued operations	—	—

Net income (loss)	$1.23	$(0.13)

Diluted earnings per share:
Income (loss) from continuing operations	$1.23	$(0.13)
Loss from discontinued operations	—	—

Net income (loss)	$1.23	$(0.13)

Dividends per share	$0.12	$0.14

Basic weighted average shares outstanding	50,379,656	48,557,010

Diluted weighted average shares outstanding	50,479,717	48,557,010

     See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statement of Shareholders’ Equity

	Class A	Class B
	Common	Common			Accumulated
	Stock	Stock	Additional		Other	Total
	$.01 Par	$.01 Par	Paid-in	Retained	Comprehensive	Shareholders’
	Value	Value	Capital	Earnings	Loss	Equity
				(Unaudited)
				(In Thousands)
Balance at November 30, 2008	$274	$211	$497,277	$665,405	$(21,808)	$1,141,359
Activity 12/1/08 — 5/31/09:
Comprehensive income
Net loss	—	—	—	(6,594)	—	(6,594)
Interest rate lock	—	—	—	—	4,462	4,462
Loss on currency translation	—	—	—	—	(74)	(74)

Total comprehensive loss						(2,206)
Cash dividend declared ($0.14 per share)	—	—	—	(6,822)	—	(6,822)
Minority interest	—	—	—	(334)	—	(334)
Reacquisition of previously issued common stock	—	—	(548)	302	—	(246)
Conversion of Class B Common Stock to Class A Common Stock	4	(4)	—	—	—	—
Income tax benefit related to stock-based compensation	—	—	(420)	—	—	(420)
Stock-based compensation	—	—	1,187	—	—	1,187

Balance at May 31, 2009	$278	$207	$497,496	$651,957	$(17,420)	$1,132,518

     See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Six Months Ended
	May 31, 2008	May 31, 2009
	(Unaudited)
	(In Thousands)
OPERATING ACTIVITIES
Net income (loss)	$62,183	$(6,594)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,753	36,880
Minority interest	—	(334)
Stock-based compensation	1,616	1,187
Amortization of financing costs	259	270
Translation loss	—	(74)
Deferred income taxes	7,304	4,650
(Income) loss from equity investments	(4,754)	58,913
Excess tax benefits relating to stock-based compensation	(7)	—
Impairment of long-lived assets, non-cash	460	85
Other, net	3,778	74
Changes in operating assets and liabilities:
Receivables, net	(25,504)	(19,380)
Inventories, prepaid expenses and other assets	(8,798)	(13,445)
Accounts payable and other liabilities	(7,598)	(5,836)
Deferred income	70,775	48,057
Income taxes	13,034	(10,533)

Net cash provided by operating activities	147,501	93,920

INVESTING ACTIVITIES
Capital expenditures	(69,844)	(41,382)
Proceeds from affiliate	—	12,500
Advance to affiliate	(1,296)	(432)
Decrease in restricted cash and investments	—	14,931
Proceeds from short-term investments	41,500	—
Purchases of short-term investments	(2,450)	—
Purchases of equity investments	(81)	—
Other, net	75	(1,016)

Net cash used in investing activities	(32,096)	(15,399)

FINANCING ACTIVITIES
Proceeds under credit facility	20,000	—
Payments under credit facility	(20,000)	—
Payment of long-term debt	(1,235)	(150,859)
Excess tax benefits relating to stock-based compensation	7	—
Reacquisition of previously issued common stock	(90,397)	(246)

Net cash used in financing activities	(91,625)	(151,105)

Net increase (decrease) in cash and cash equivalents	23,780	(72,584)
Cash and cash equivalents at beginning of period	57,316	218,920

Cash and cash equivalents at end of period	$81,096	$146,336

     See accompanying notes.

International Speedway Corporation
Notes to Consolidated Financial Statements
May 31, 2009
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
Because of the seasonal concentration of racing events, the results of operations for the three and six months ended May 31, 2008 and 2009 are not indicative of the results to be expected for the year.
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
In June 2009, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” was issued to improve financial reporting by enterprises involved with variable interest entities by addressing (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2009, with earlier adoption prohibited. The Company is currently evaluating the potential impact that the adoption of this statement will have on its financial position and results of operations and will adopt the provisions of this statement in fiscal 2010.

3. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended May 31, 2008 and 2009 (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2008	2009	2008	2009
Basic and diluted:
Income (loss) from continuing operations	$26,008	$(31,695)	$62,250	$(6,507)
Loss from discontinued operations	(36)	(45)	(67)	(87)

Net income (loss)	$25,972	$(31,740)	$62,183	$(6,594)

Basic earnings per share denominator:
Weighted average shares outstanding	49,836,724	48,565,438	50,379,656	48,557,010

Basic earnings per share:
Income (loss) from continuing operations	$0.52	$(0.65)	$1.23	$(0.13)
Loss from discontinued operations	—	—	—	—

Net income (loss)	$0.52	$(0.65)	$1.23	$(0.13)

Diluted earnings per share denominator:
Weighted average shares outstanding	49,836,724	48,565,438	50,379,656	48,557,010
Common stock options	2,466	—	2,426	—
Contingently issuable shares	88,130	—	97,635	—

Diluted weighted average shares outstanding	49,927,320	48,565,438	50,479,717	48,557,010

Diluted earnings per share:
Income (loss) from continuing operations	$0.52	$(0.65)	$1.23	$(0.13)
Loss from discontinued operations	—	—	—	—

Net income (loss)	$0.52	$(0.65)	$1.23	$(0.13)

Anti-dilutive shares excluded in the computation of diluted earnings per share	173,419	349,187	174,667	355,868

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
New York Metropolitan Speedway Development
In connection with the Company’s efforts to develop a major motorsports entertainment facility in the New York metropolitan area, its subsidiary, 380 Development, LLC, purchased a total of 676 acres located in the New York City borough of Staten Island in early fiscal 2005 and began improvements including fill operations on the property. In December 2006, the Company announced its decision to discontinue pursuit of the speedway development on Staten Island. In May 2007, the Company entered into a Consent Order with the New York Department of Environmental Conservation (“DEC”) to resolve certain issues surrounding the fill operations and the prior placement of fill at the site that contained constituents above regulatory thresholds. The Consent Order required the Company to remove non-compliant fill pursuant to an approved comprehensive fill removal plan, and to pay a penalty to DEC of $562,500, half of which was paid in May 2007 and the other half of which was suspended so long as the Company complied with the terms of the Consent Order. During the second quarter of fiscal 2009 the DEC notified the Company that it had complied with the terms of the Consent Order and that it had no further obligations under the Consent Order. The property is currently marketed for sale and the Company has received interest from multiple parties.
5. Equity and Other Investments
Motorsports Authentics
The Company is partners with Speedway Motorsports, Inc. in a 50/50 joint venture, SMISC, LLC, which, through its wholly-owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics (“MA”). MA is a leader in design, promotion, marketing and distribution of motorsports licensed merchandise.
The Company’s 50.0 percent portion of MA’s operating results was equity in net loss of approximately ($1.7) million for the three months ended May 31, 2009 as compared to equity in net income of approximately $3.0 million for the same period of the prior year and equity in net loss of approximately ($3.3) million for the six months ending May 31, 2009 as compared to equity in net income of approximately $4.8 million for the same period of the prior year and are included in Equity in Net Income (Loss) From Equity Investments in its consolidated statements of operations. MA’s performance in 2008 benefited significantly from product sales associated with a new team, car number and sponsor for MA’s most significant license and, primarily in the first fiscal quarter of 2008, the 50th running of the Daytona 500. MA did not benefit from similar unique opportunities for the sale of licensed merchandise in the same fiscal periods of 2009. In addition, MA’s performance has been impacted by unprecedented adverse economic trends, particularly the decline in consumer confidence and the rise in unemployment that began to manifest in early fiscal 2008 and has increasingly contributed to the decrease in attendance for motorsports entertainment events during the three and six months ended May 31, 2009. As with its core business, the Company expects these adverse economic trends to continue at least through fiscal 2009.
MA designs, markets and distributes officially licensed motorsports merchandise, including die-cast scaled replicas of motorsports vehicles, apparel and memorabilia, through a variety of retail and wholesale channels, including trackside at racing events, specialty retailers, and mass retail department stores and chains. MA excels in the distribution of merchandise trackside at racing events and to certain specialty retailers. Additionally, MA is considered “best in class” in the design and distribution of NASCAR die-cast vehicles. Both are areas in which we expect MA to maintain and grow its leadership position for the foreseeable future. Other channels of distribution include licensed apparel and memorabilia to mass retailers. In recent months, MA management and ownership have considered various approaches to optimize performance in these distribution channels. As the challenges have been assessed, it has become apparent that there is significant risk in future business initiatives in mass apparel, memorabilia and other yet to be developed products. These initiatives had previously been deemed achievable and were included in projections that supported the carrying value of inventory, goodwill and other intangible assets on MA’s balance sheet. This analysis, combined with a long-term macroeconomic outlook that is now believed to be less robust than previously expected, triggered MA’s review of certain assets under SFAS 142 and 144. MA’s management is currently performing an evaluation of the level of impairment on its goodwill, intangible and other long-lived assets, which is expected to be completed within the next one to three months. The Company has evaluated its carrying value of its equity investment in MA at May 31, 2009, in accordance with Accounting Principles Board Opinion (“APB”) 18, “The Equity Method of Accounting for Investments in Common Stock.”
The inputs to measure the fair value of MA are considered Level 3 inputs in accordance with SFAS 157, “Fair Value Investments” as quoted market prices are not available. The Company determined the fair value of its equity investment in MA with the assistance of an independent valuation firm. The valuation analysis was based on discounted cash flows using the income valuation approach, where annual future cash flows are estimated and discounted to present value. The valuation analysis was based on market participant assumptions which included but was not limited to the following:
•	a re-evaluation of the long-term forecasts related to the mass apparel, memorabilia and other yet to be developed products, given the previously discussed changes in the business occurring in the fiscal 2009 second quarter;

•	current economic conditions affecting sales and distribution, with a moderate one to two year recovery;

•	perpetuity growth rates comparable to economic projections, GDP and CPI;

•	contracted sales, expenses and other commitments representative of contractual terms;

•	historical buying patterns of customers in the respective channels of distribution;

•	management’s actions to reduce variable and fixed product and overhead costs; and

•	probability weighting of multiple cash flow scenarios that reflect MA’s future risk-adjusted growth opportunities.
The discount rate used in the valuation was developed based on market participant assumptions relating to the weighted average cost of capital analysis, including the after-tax cost of outstanding and projected debt, and cost of equity. The cost of equity was derived based on the capital asset pricing model, which included consideration for the small company risk premium.
As a result of the evaluation performed under APB 18 and SFAS 157, the Company recognized an impairment charge of $55.6 million or $1.14 per diluted share after tax, which is included in its equity investment losses for the fiscal quarter ended May 31, 2009.
ISC remains committed to the long-term success of MA. As with any business in this adverse economic environment, management must find the optimal business model for long-term viability. In addition to revisiting the business vision for MA, management, with support of ownership, is also undertaking certain initiatives to improve inventory controls and buying cycles, as well as implementing changes to make MA a more efficiently operated and profitable company. The Company believes a revised MA business vision with focus on its core competencies along with streamlined operations, reduced operating costs and inventory risk, will result in a leaner and more profitable operation in the future.
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
Preliminary conceptual designs call for a 265,000 square foot mixed-use retail/dining/entertainment area including a movie theater with up to 2,500-seats, a residential component and a 160-room hotel. The initial development will also include approximately 188,000 square feet of office space to house the new headquarters of ISC, NASCAR, Grand American and their related businesses, and additional space for other tenants. Construction of the office building is expected to be complete during the fourth quarter of 2009.
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
Both ISC and Cordish anticipate contributing equal amounts to the DLJV for the remaining equity necessary for the project. The Company expects its contribution to range between $10.0 million and $15.0 million, plus land it currently owns. The balance is expected to be funded primarily by private financing obtained by the DLJV. Specific financing considerations for the DLJV are dependent on several factors, including lease arrangements, availability of project financing and overall market conditions. Lastly, when the new headquarters building is completed, the Company will relocate from its existing office building, which is not fully depreciated and is expected be subsequently razed. Additional depreciation on this existing office building totaled approximately $0.5 million for the three months ended May 31, 2008 and 2009, respectively, and approximately $1.0 million for the six months ended May 31, 2008 and 2009, respectively.
In accordance with the FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, the Company has determined that DBLHB is a variable interest entity for which it is considered to be the primary beneficiary. As the primary beneficiary, the Company has consolidated this entity in its financial statements as of May 31, 2009. As discussed above, in July 2008, DBLHB entered into a construction term loan agreement to finance the headquarters building. The construction loan agreement is collateralized by the underlying assets of DBLHB, including cash and the real property of the new office building which have a carrying value of approximately $55.7 million, at May 31, 2009, and are included in the Restricted Cash, Long-Term Restricted Cash and Investments, and Property and Equipment amounts included in the Consolidated Balance Sheets and Minority Interest amount recorded on the Consolidated Statements of Operations. As master tenant of the building, the Company has entered into a 25-year lease arrangement with DBLHB whereby such lease payments are consistent with the terms of the construction term loan funding requirements. The headquarters building financing is non-recourse to the Company and is secured by the lease between the Company and DBLHB.
In addition, the Company has evaluated the existing arrangements of DLJV and its remaining projects and has determined them to be variable interest entities as of May 31, 2009. The Company is presently not considered to be the primary beneficiary of these entities and accordingly has accounted for them as equity investments in its financial statements at May 31, 2009. The maximum exposure of loss to the Company, as a result of our involvement with the DLJV, is approximately $3.4 million at May 31, 2009. The Company does not expect this determination will change during the course of the development of the project.
Summarized financial information on the Company’s equity investments, excluding the previously discussed impairment charge totaling $55.6 million in the fiscal 2009 second quarter, for the three and six months ended May 31, 2008 and 2009, are as follows (in thousands):

	Three Months Ended
	May 31,	May 31,
	2008	2009

Net sales	$57,365	$33,245
Gross profit	22,394	6,867
Operating income (loss)	3,748	(2,855)
Net income (loss)	5,960	(3,388)

	Six Months Ended
	May 31,	May 31,
	2008	2009

Net sales	$117,698	$71,172
Gross profit	41,700	15,521
Operating income (loss)	7,174	(5,501)
Net income (loss)	9,548	(6,666)

6. Goodwill and Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of the major classes of intangible assets relating to the Motorsports Event segment are as follows (in thousands):

		November 30, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Customer database	$500	$400	$100
Food, beverage and merchandise contracts	251	246	5

Total amortized intangible assets	751	646	105
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	923	—	923

Total non-amortized intangible assets	178,736	—	178,736

Total intangible assets	$179,487	$646	$178,841

		May 31, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Customer database	$500	$450	$50
Food, beverage and merchandise contracts	251	247	4

Total amortized intangible assets	751	697	54
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	923	—	923

Total non-amortized intangible assets	178,736	—	178,736

Total intangible assets	$179,487	$697	$178,790

The following table presents current and expected amortization expense of the existing intangible assets as of May 31, 2009 for each of the following periods (in thousands):

Amortization expense for the six months ended May 31, 2009	$51
Estimated amortization expense for the year ending November 30:

2009	$101
2010	1
2011	1
2012	1
2013	1
There were no changes in the carrying value of goodwill during the three months ended May 31, 2009.

7. Long-Term Debt
Long-term debt consists of the following (in thousands):

	November 30,	May 31,
	2008	2009

4.2 percent Senior Notes	$150,152	$—
5.4 percent Senior Notes	149,939	149,945
5.8 percent Bank Loan	2,547	2,330
4.8 percent Revenue Bonds	2,060	1,934
6.8 percent Revenue Bonds	3,320	2,803
Construction Term Loan	51,300	51,300
TIF bond debt service funding commitment	65,729	65,767
2006 Credit Facility	150,000	150,000

	575,047	424,079
Less: current portion	153,002	3,060

	$422,045	$421,019

On April 23, 2004, the Company completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, the Company completed an offer to exchange these unsecured senior notes for registered senior notes with substantially identical terms (“2004 Senior Notes”). On April 15, 2009, the Company paid in full the $150 million principal 4.2% Senior Notes. At May 31, 2009, outstanding 2004 Senior Notes totaled approximately $149.9 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 5.4 percent and are due April 2014. The remaining 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at the option of the Company, at any time or from time to time at redemption prices as defined in the indenture. The Company’s wholly-owned domestic subsidiaries are guarantors of the 2004 Senior Notes. The 2004 Senior Notes also contain various restrictive covenants. Total gross proceeds from the sale of the 2004 Senior Notes were $300.0 million, net of discounts of approximately $431,000 and approximately $2.6 million of deferred financing fees. The deferred financing fees are being treated as additional interest expense and amortized over the life of the 2004 Senior Notes on a straight-line method, which approximates the effective yield method. In March 2004, the Company entered into interest rate swap agreements to effectively lock in the interest rate on approximately $150.0 million of the 4.2 percent Senior Notes. The Company terminated these interest rate swap agreements on April 23, 2004 and received approximately $2.2 million, which was amortized over the life of the 4.2 percent Senior Notes.
In June 2008 the Company entered into an interest rate lock agreement to effectively lock in a substantial portion of the interest rate exposure on approximately $150.0 million notional amount in anticipation of refinancing the $150.0 million 4.2 percent Senior Notes that matured in April 2009. This interest rate lock was designated and qualified as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result of the ongoing uncertainty with the U.S. credit markets the Company continues to wait for a situation that it believes optimal to refinance the 4.2 percent Senior Notes that matured in the second quarter of fiscal 2009. Accordingly, on February 12, 2008, the Company amended and re-designated its interest rate lock agreement as a cash flow hedge. This amended agreement, with a principal notional amount of $150.0 million and an estimated fair value of a liability totaling $17.5 million at May 31, 2009, expires in February 2011. The estimated fair value is based on relevant market information and quoted market prices at May 31, 2009 and is recognized in other comprehensive loss in the consolidated financial statements.
The Company’s wholly-owned subsidiary, Raceway Associates, LLC, which owns and operates Chicagoland Speedway and Route 66 Raceway, has the following debt outstanding at May 31, 2009:
•	A bank term loan (“5.8 percent Bank Loan”) consisting of a construction and mortgage note with an original 20 year term due June 2018, a current interest rate of 5.8 percent and a monthly payment of $48,000 principal and interest. The interest rate and monthly payments will be adjusted on June 1, 2013. At May 31, 2009, outstanding principal on the 5.8 percent Bank Loan was approximately $2.3 million.

•	Revenue bonds payable (“4.8 percent Revenue Bonds”) consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.8 percent Revenue Bonds have an interest rate of 4.8 percent and a monthly payment of $29,000 principal and interest. At May 31, 2009, outstanding principal on the 4.8 percent Revenue Bonds was approximately $1.9 million.

•	Revenue bonds payable (“6.8 percent Revenue Bonds”) are special service area revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 6.8 percent Revenue Bonds are billed and paid as a special assessment on real estate taxes. Interest payments are due on a semi-annual basis at 6.8 percent with principal payments due annually. Final maturity of the 6.8 percent Revenue Bonds is January 2012. At May 31, 2009, outstanding principal on the 6.8 percent Revenue Bonds was approximately $2.8 million.
In July 2008, DBLHB entered into a construction term loan agreement to finance the construction of the Company’s new headquarters building. The loan is comprised of a $51.3 million principal amount with an interest rate of 6.25 percent which matures 25 years after the completion of the headquarters building.
In January 1999, the Unified Government, issued approximately $71.3 million in taxable special obligation revenue (“TIF”) bonds in connection with the financing of construction of Kansas Speedway. At May 31, 2009, outstanding TIF bonds totaled approximately $65.8 million, net of the unamortized discount, which is comprised of a $17.0 million principal amount, 6.2 percent term bond due December 1, 2017 and $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly-owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation. The bond financing documents contain various restrictive covenants.
The Company currently has a $300.0 million revolving credit facility (“2006 Credit Facility”) which contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions. The 2006 Credit Facility is scheduled to mature in June 2011, and accrues interest at LIBOR plus 30.0-80.0 basis points, based on the Company’s highest debt rating as determined by specified rating agencies. The 2006 Credit Facility contains various restrictive covenants. At May 31, 2009, the Company had approximately $150.0 million outstanding under the Credit Facility.
Total interest expense from continuing operations incurred by the Company was approximately $3.3 million and $5.5 million for the three months ended May 31, 2008 and 2009, respectively, and $6.9 million and $11.8 million for the six months ended May 31, 2008 and 2009, respectively. Total interest capitalized for the three months ended May 31, 2008 and 2009, was approximately $1.8 million and $647,000, respectively, and approximately $3.3 million and $1.3 million for the six months ended May 31, 2008 and 2009, respectively.
Financing costs of approximately $4.9 million and $4.5 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2008 and May 31, 2009, respectively. These costs are being amortized on a straight line method, which approximates the effective yield method, over the life of the related financing.
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
Since inception of the Stock Purchase Plans through May 31, 2009, the Company has purchased 4,730,479 shares of its Class A common shares, for a total of approximately $208.0 million. There were no purchases of its Class A common shares during the fiscal period ended May 31, 2009. At May 31, 2009, the Company has approximately $42.0 million remaining repurchase authority under the current Stock Purchase Plans.
9. Long-Term Stock Incentive Plan
In April 2009, the Company awarded and issued a total of 29,002 restricted shares of the Company’s Class A common shares to certain officers and managers under the Company’s Long-Term Stock Incentive Plan (the “2006 Plan”). The shares of restricted stock awarded in April 2009, vest at the rate of 50.0 percent on the third anniversary of the award date and the remaining 50.0 percent on the fifth anniversary of the award date. The weighted average grant date fair value of these restricted share awards was $22.06 per share. In accordance with SFAS 123(R) “Share-Based Payment” the Company is recognizing stock-based compensation on its restricted shares awarded on the accelerated method over the requisite service period.
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
As of May 31, 2009, the Company has a total liability of approximately $22.5 million for uncertain tax positions, inclusive of tax, interest, and penalties. Of this amount, approximately $13.4 million represents income tax liability for uncertain tax positions related to various federal and state income tax matters, primarily the tax depreciation issue discussed below. If the accrued liability was de-recognized, approximately $3.1 million of taxes would impact the Company’s consolidated statement of operations as a reduction to its effective tax rate. Included in the balance sheet at May 31, 2009 are approximately $10.2 million of items of which, under existing tax laws, the ultimate deductibility is certain but for which the timing of the deduction is uncertain. Because of the impact of deferred income tax accounting, a deduction in a subsequent period would result in a deferred tax asset. Accordingly, upon de-recognition, the tax benefits associated with the reversal of these timing differences would have no impact, except for related interest and penalties, on the Company’s effective income tax rate.
The Company recognizes interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. As of May 31, 2009, the Company has accrued approximately $8.5 million of interest and $0.6 million of penalties related to uncertain tax positions. If the accrued interest was de-recognized, approximately $5.2 million would impact the Company’s consolidated statement of operations as a reduction to its effective tax rate.
Effective May 28, 2009, the Company entered into a definitive settlement agreement (the “Settlement”) with the Internal Revenue Service (the “Service”) in connection with the previously disclosed federal income tax examination for the 1999 through 2005 fiscal years. As a result of the Settlement, on June 17, 2009, the Company received approximately $97.4 million of the $117.9 million in deposits that it had previously made with the Service, beginning in fiscal 2005, in order to prevent incurring additional interest. In addition, the Company received approximately $14.6 million in cash for interest earned on the deposited funds which were ultimately returned to the Company. The Company’s fiscal 2009 second quarter results reflect this interest income, net of tax, totaling approximately $8.9 million, or $0.18 per diluted share, in the income tax expense of its consolidated statement of operations.
The Settlement concludes an examination process the Service opened in fiscal 2002 that challenged the tax depreciation treatment of a significant portion of the Company’s motorsports entertainment facility assets. The Company believes the Settlement reaches an appropriate compromise on this issue. As a result of the Settlement, the Company is currently pursuing settlements on similar terms with the appropriate state tax authorities. Under these terms, the Company expects to pay between $6.0 million and $9.0 million in total to finalize the settlements with the various states. The Company believes that it has provided adequate reserves related to these various state matters including interest charges through May 31, 2009, and, as a result, does not expect that such an outcome would have a material adverse effect on results of operations.
Effective Income Tax Rates
The tax exempt nature of a non-cash charge to correct the carrying value of certain other assets in the first quarter of fiscal 2008 is the principal cause of the increased effective income tax rate during the six months ended May 31, 2008. The tax treatment primarily as a result of the uncertainties associated with the losses incurred in our equity investments, partially offset by the reduction in income taxes due to the interest income related to the Settlement with the Service, are the principal causes of the decreased and increased effective income tax rate during the three and six months ended May 31, 2009, respectively.
As a result of the above items, the Company’s effective income tax rate increased from the statutory income rate to approximately 40.7 percent for the six months ended May 31, 2008, and (decreased) from the statutory income rate to approximately (3.3) percent and increased from the statutory income rate to approximately 154.0 percent for the three and six months ended May 31, 2009, respectively.
11. Related Party Disclosures and Transactions
All of the racing events that take place during the Company’s fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association, AMA Pro Racing, the Automobile Racing Club of America, the American Sportbike Racing Association — Championship Cup Series, the Federation Internationale de L’Automobile, the Federation Internationale Motocycliste, Grand American Road Racing Association (“Grand American”), Historic Sportscar Racing, Indy Racing League (“IRL”), NASCAR, National Hot Rod Association (“NHRA”), the Porsche Club of America, the Sports Car Club of America, the Sportscar Vintage Racing Association, the United States Auto Club and the World Karting Association. NASCAR, Grand American (which became a wholly-owned subsidiary of NASCAR in October 2008) and AMA Pro Racing each of which sanctions some of the Company’s principal racing events, are entities controlled by one or members of the France Family Group which controls in excess of 69 percent of the combined voting power of the outstanding stock of the Company, and some members of which serve as directors and officers of the Company. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR and its subsidiaries from continuing operations for disbursement to competitors, which are exclusive of NASCAR and its subsidiaries sanction fees, totaled approximately $29.0 million and $29.5 million for the three months ended May 31, 2008 and 2009, respectively, and approximately $58.4 million and $59.4 million for the six months ended May 31, 2008 and 2009, respectively. These numbers are not comparable because Grand American was not a subsidiary of NASCAR for the three and six months ended May 31, 2008. There were no prize and point fund monies paid by the Company to NASCAR and its subsidiaries related to the discontinued operations for the three and six months ended May 31, 2008 and 2009, respectively.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire NASCAR Sprint Cup, Nationwide and Camping World Truck series schedules. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR Sprint Cup, Nationwide and Camping World Truck series event. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Sprint Cup, Nationwide and Camping World Truck series event as a component of its sanction fees and remits the remaining 90.0 percent to the event promoter. The event promoter pays 25.0 percent of the gross broadcast rights fees allocated to the event as part of the previously discussed prize money paid to NASCAR for disbursement to competitors. The Company’s television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events conducted at its wholly-owned facilities, and recorded as part of motorsports related revenue, were approximately $59.3 million and $58.4 million for the three months ended May 31, 2008 and 2009, respectively, and $122.3 million and $122.6 million for the six months ended May 31, 2008 and 2009, respectively. There were no television broadcast and ancillary rights fees received from NASCAR related to discontinued operations during the three and six months ended May 31, 2008 and 2009, respectively.
12. Commitments and Contingencies
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal and any required premium and interest on the 2002 STAR Bonds. At May 31, 2009, the Unified Government had approximately $2.9 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
The Company has guaranteed minimum royalty payments under certain agreements through December 2015, with a remaining maximum exposure at May 31, 2009, of approximately $11.7 million.
In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling $3.6 million at May 31, 2009. At May 31, 2009, there were no amounts drawn on the standby letters of credit.
Current Litigation
The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation will have a material adverse effect on the Company’s financial condition or results of operations.
In addition to such routine litigation incident to the Company’s business, it is a party to the litigation described below.
In July 2005, Kentucky Speedway, LLC filed a civil action in the Eastern District of Kentucky against NASCAR and the Company which alleged that “NASCAR and ISC have acted, and continue to act, individually and in combination and collusion with each other and other companies that control motorsports entertainment facilities hosting NASCAR NEXTEL Cup Series, to illegally restrict the award of ... NASCAR NEXTEL Cup Series [races].” The complaint was amended in 2007 to seek, in addition to damages, an injunction requiring NASCAR to “develop objective factors for the award of NEXTEL Cup races”, “divestiture of ISC and NASCAR so that the France Family and anyone else does not share ownership of both companies or serve as officers or directors of both companies”, “ISC’s divestiture of at least 8 of its 12 racetracks that currently operate a NEXTEL Cup race” and prohibiting further alleged violations of the antitrust laws. The complaint did not ask the court to cause NASCAR to award a NEXTEL Cup race to the Kentucky Speedway. Other than some vaguely conclusory allegations, the complaint failed to specify any specific unlawful conduct by the Company. Pre-trial “discovery” in the case was concluded and based upon all of the factual and expert evidentiary materials adduced the Company was more firmly convinced than ever that the case was without legal or factual merit.
On January 7, 2008 the Company’s position was vindicated when the Federal District Court Judge hearing the case ruled in favor of ISC and NASCAR and entered a judgment which stated that all claims of the plaintiff, Kentucky Speedway, LLC, were thereby dismissed, with prejudice, at the cost of the plaintiff. The Opinion and Order of the court entered on the same day concluded that Kentucky Speedway had failed to make out its case.
Subsequently, on January 11, 2008 Kentucky Speedway, LLC filed a Notice of Appeal to the United States Court of Appeal for the Sixth Circuit. The appellate briefing process has been completed and oral argument has been scheduled for July 30, 2009. The Company expects the appellate process to be resolved in its favor in approximately 3 to 6 months.
At this point the likelihood of a materially adverse result appears to be remote, although there is always an element of uncertainty in litigation. It is premature to attempt to quantify the potential magnitude of such a remote possible adverse decision.
The fees and expenses associated with the defense of this suit have not been covered by insurance and have adversely impacted the Company’s financial condition. The court has assessed the allowable costs (not including legal fees) owed to the Company and has ordered Kentucky Speedway to post a bond for the payment of such costs, pending the outcome of the appeal to the Sixth Circuit.

13. Segment Reporting
The following tables provide segment reporting of the Company for the three months ended May 31, 2008 and 2009 (in thousands):

	Three Months Ended May 31, 2008
	Motorsports	All
	Event	Other	Total

Revenues	$164,115	$11,492	$175,607
Depreciation and amortization	15,327	2,109	17,436
Operating income	42,522	397	42,919
Capital expenditures	26,511	5,352	31,863
Total assets	1,741,035	286,089	2,027,124
Equity investments	80,869	—	80,869

	Three Months Ended May 31, 2009
	Motorsports	All
	Event	Other	Total

Revenues	$143,170	$9,361	$152,531
Depreciation and amortization	16,293	2,196	18,489
Operating income	31,643	70	31,713
Capital expenditures	10,096	11,244	21,340
Total assets	1,710,393	341,479	2,051,872
Equity investments	18,695	130	18,825

	Six Months Ended May 31, 2008
	Motorsports	All
	Event	Other	Total

Revenues	$348,260	$22,505	$370,765
Depreciation and amortization	30,442	4,311	34,753
Operating income	108,452	1,394	109,846
Capital expenditures	54,540	15,304	69,844

	Six Months Ended May 31, 2009
	Motorsports	All
	Event	Other	Total

Revenues	$302,851	$16,620	$319,471
Depreciation and amortization	32,443	4,437	36,880
Operating income	82,494	(786)	81,708
Capital expenditures	23,640	17,742	41,382
Intersegment revenues were approximately $670,000 and $153,000 for the three months ended May 31, 2008 and 2009, respectively, and approximately $2.0 million and $974,000 for the six months ended May 31, 2008 and 2009, respectively.
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

Included in the tables below, are condensed consolidating balance sheets as of November 30, 2008 and May 31, 2009, condensed consolidating statements of operations for the three and six months ended May 31, 2008 and 2009, and condensed consolidating statements of cash flows for the three and six months ended May 31, 2008 and 2009, of: (a) the Parent; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiary, consisting of the consolidated DBLHB variable interest entity; (d) elimination entries necessary to consolidate Parent with guarantor and non-guarantor subsidiary(ies); and (e) the Company on a consolidated basis (in thousands).

	Condensed Consolidating Balance Sheet at November 30, 2008
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Current assets	$113,851	$181,601	$2,405	$(15,979)	$281,878
Property and equipment, net	19,636	1,299,659	11,936	—	1,331,231
Advances to and investments in subsidiaries	2,898,327	905,565	—	(3,803,892)	—
Other assets	102,461	425,119	40,130	—	567,710

Total Assets	$3,134,275	$2,811,944	$54,471	$(3,819,871)	$2,180,819

Current liabilities	$169,761	$136,166	$3,869	$(158)	$309,638
Long-term debt	1,154,254	9,505	51,250	(792,964)	422,045
Deferred income taxes	(110,357)	214,529	—	—	104,172
Other liabilities	183,642	19,963	—	—	203,605
Total shareholders’ equity	1,736,975	2,431,781	(648)	(3,026,749)	1,141,359

Total Liabilities and Shareholders’ Equity	$3,134,275	$2,811,944	$54,471	$(3,819,871)	$2,180,819

	Condensed Consolidating Balance Sheet at May 31, 2009
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Current assets	$197,278	$167,643	$4,199	$(16,492)	$352,628
Property and equipment, net	29,821	1,275,702	29,254	—	1,334,777
Advances to and investments in subsidiaries	2,840,080	971,762	—	(3,811,842)	—
Other assets	12,026	325,639	26,802	—	364,467

Total Assets	$3,079,205	$2,740,746	$60,255	$(3,828,334)	$2,051,872

Current liabilities	$28,031	$165,096	$9,437	$(705)	$201,859
Long-term debt	1,271,707	(104,558)	51,734	(797,864)	421,019
Deferred income taxes	22,292	214,520	277	—	237,089
Other liabilities	39,889	19,498	—	—	59,387
Total shareholders’ equity	1,717,286	2,446,190	(1,193)	(3,029,765)	1,132,518

Total Liabilities and Shareholders’ Equity	$3,079,205	$2,740,746	$60,255	$(3,828,334)	$2,051,872

	Condensed Consolidating Statement of Operations
	For The Three Months Ended May 31, 2008
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Total revenues	$384	$204,542	$—	$(29,989)	$174,937
Total expenses	8,958	153,049	—	(29,989)	132,018
Operating (loss) income	(8,574)	51,493	—	—	42,919
Interest and other (expense) income, net	(8,577)	7,697	—	930	50
(Loss) income from continuing operations	(28,851)	53,929	—	930	26,008
Net (loss) income	(28,851)	53,893	—	930	25,972

	Condensed Consolidating Statement of Operations
	For The Three Months Ended May 31, 2009
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Total revenues	$386	$177,391	$30	$(25,429)	$152,378
Total expenses	8,245	137,498	351	(25,429)	120,665
Operating (loss) income	(7,859)	39,893	(321)	—	31,713
Interest and other (expense) income, net	(1,981)	(55,312)	(505)	(4,592)	(62,390)
(Loss) income from continuing operations	(6,468)	(19,809)	(826)	(4,592)	(31,695)
Net (loss) income	(6,468)	(19,854)	(826)	(4,592)	(31,740)

	Condensed Consolidating Statement of Operations
	For The Six Months Ended May 31, 2008
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Total revenues	$909	$452,141	$—	$(84,254)	$368,796
Total expenses	18,525	324,679	—	(84,254)	258,950
Operating (loss) income	(17,616)	127,462	—	—	109,846
Interest and other (expense) income, net	(9,539)	17,538	—	(12,808)	(4,809)
(Loss) income from continuing operations	(54,365)	129,423	—	(12,808)	62,250
Net (loss) income	(54,365)	129,356	—	(12,808)	62,183

	Condensed Consolidating Statement of Operations
	For The Six Months Ended May 31, 2009
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Total revenues	$796	$391,113	$30	$(73,442)	$318,497
Total expenses	16,348	293,532	351	(73,442)	236,789
Operating (loss) income	(15,552)	97,581	(321)	—	81,708
Interest and other income (expense), net	5,275	(58,184)	(334)	(16,421)	(69,664)
(Loss) income from continuing operations	(17,202)	27,771	(655)	(16,421)	(6,507)
Net (loss) income	(17,202)	27,684	(655)	(16,421)	(6,594)

	Condensed Consolidating Statement of Cash Flows
	For The Six Months Ended May 31, 2008
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$10,888	$161,949	$—	$(25,336)	$147,501
Net cash provided by (used in) investing activities	80,068	(137,500)	—	25,336	(32,096)
Net cash used in financing activities	(90,390)	(1,235)	—	—	(91,625)

	Condensed Consolidating Statement of Cash Flows
	For The Six Months Ended May 31, 2009
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(36,773)	$145,775	$1,374	$(16,456)	$93,920
Net cash provided by (used in) investing activities	135,271	(166,752)	(374)	16,456	(15,399)
Net cash (used in) provided in financing activities	(150,246)	(859)	—	—	(151,105)

PART I.	FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Direct expenses include (i) prize and point fund monies, National Association for Stock Car Auto Racing’s (“NASCAR”) sanction fees and, beginning in fiscal 2009, direct expenses also include prize and point fund monies and sanction fees for Grand American Road Racing (“Grand American”) and AMA Pro Racing (“AMA”), (ii) motorsports related expenses, which include labor, advertising, costs of competition paid to sanctioning bodies other than NASCAR, and, in fiscal 2009, Grand American and AMA, and other expenses associated with the promotion of all of our motorsports events and activities, and (iii) food, beverage and merchandise expenses, consisting primarily of labor and costs of goods sold.
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
Business Combinations. All business combinations are accounted for under the purchase method. Whether net assets or common stock is acquired, fair values are determined and assigned to the purchased assets and assumed liabilities of the acquired entity. The excess of the cost of the acquisition over fair value of the net assets acquired (including recognized intangibles) is recorded as goodwill. Business combinations involving existing motorsports entertainment facilities commonly result in a significant portion of the purchase price being allocated to the fair value of the contract-based intangible asset associated with long-term relationships manifest in the sanction agreements with sanctioning bodies, such as NASCAR, Grand American and/or Indy Racing League (“IRL”). The continuity of sanction agreements with these bodies has historically enabled the facility operator to host motorsports events year after year. While individual sanction agreements may be of terms as short as one year, a significant portion of the purchase price in excess of the fair value of acquired tangible assets is commonly paid to acquire anticipated future cash flows from events promoted pursuant to these agreements which are expected to continue for the foreseeable future and therefore, in accordance with SFAS No. 141, are recorded as indefinite-lived intangible assets recognized apart from goodwill.
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
Impairment of Long-Lived Assets
New York Metropolitan Speedway Development
In connection with our efforts to develop a major motorsports entertainment facility in the New York metropolitan area, our subsidiary, 380 Development, LLC, purchased a total of 676 acres located in the New York City borough of Staten Island in early fiscal 2005 and began improvements including fill operations on the property. In December 2006, we announced its decision to discontinue pursuit of the speedway development on Staten Island. In May 2007, we entered into a Consent Order with the New York Department of Environmental Conservation (“DEC”) to resolve certain issues surrounding the fill operations and the prior placement of fill at the site that contained constituents above regulatory thresholds. The Consent Order required us to remove non-compliant fill pursuant to an approved comprehensive fill removal plan, and to pay a penalty to DEC of $562,500, half of which was paid in May 2007 and the other half of which was suspended so long as we complied with the terms of the Consent Order. During the second quarter of fiscal 2009 the DEC notified us that we had complied with the terms of the Consent Order and that we had no further obligations under the Consent Order. The property is currently marketed for sale and the Company has received interest from multiple parties.
Equity and Other Investments
Motorsports Authentics
We are partners with Speedway Motorsports, Inc. in a 50/50 joint venture, SMISC, LLC, which, through its wholly-owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics (“MA”). MA is a leader in design, promotion, marketing and distribution of motorsports licensed merchandise.
Our 50.0 percent portion of MA’s operating results was equity in net loss of approximately ($1.7) million for the three months ended May 31, 2009 as compared to equity in net income of approximately $3.0 million for the same period of the prior year and equity in net loss of approximately ($3.3) million for the six months ending May 31, 2009 as compared to equity in net income of approximately $4.8 million for the same period of the prior year and are included in Equity in Net Income (Loss) From Equity Investments in our consolidated statements of operations. MA’s performance in 2008 benefited significantly from product sales associated with a new team, car number and sponsor for MA’s most significant license and, primarily in the first fiscal quarter of 2008, the 50th running of the Daytona 500. MA did not benefit from similar unique opportunities for the sale of licensed merchandise in the same fiscal periods of 2009. In addition, MA’s performance has been impacted by unprecedented adverse economic trends, particularly the decline in consumer confidence and the rise in unemployment that began to manifest in early fiscal 2008 and has increasingly contributed to the decrease in attendance for motorsports entertainment events during the three and six months ended May 31, 2009. As with our core business, we expect these adverse economic trends to continue at least through fiscal 2009.
MA designs, markets and distributes officially licensed motorsports merchandise, including die-cast scaled replicas of motorsports vehicles, apparel and memorabilia, through a variety of retail and wholesale channels, including trackside at racing events, specialty retailers, and mass retail department stores and chains. MA excels in the distribution of merchandise trackside at racing events and to certain specialty retailers. Additionally, MA is considered “best in class” in the design and distribution of NASCAR die-cast vehicles. Both are areas in which we expect MA to maintain and grow its leadership position for the foreseeable future. Other channels of distribution include licensed apparel and memorabilia to mass retailers. In recent months, MA management and ownership have considered various approaches to optimize performance in these distribution channels. As the challenges have been assessed, it has become apparent that there is significant risk in future business initiatives in mass apparel, memorabilia and other yet to be developed products. These initiatives had previously been deemed achievable and were included in projections that supported the carrying value of inventory, goodwill and other intangible assets on MA’s balance sheet. This analysis, combined with a long-term macroeconomic outlook that is now believed to be less robust than previously expected, triggered MA’s review of certain assets under SFAS 142 and 144. MA’s management is currently performing an evaluation of the level of impairment on its goodwill, intangible and other long-lived assets, which is expected to be completed within the next one to three months. We have evaluated our carrying value of our equity investment in MA at May 31, 2009, in accordance with Accounting Principles Board Opinion (“APB”) 18, “The Equity Method of Accounting for Investments in Common Stock.”
The inputs to measure the fair value of MA are considered Level 3 inputs in accordance with SFAS 157, “Fair Value Investments” as quoted market prices are not available. We determined the fair value of our equity investment in MA with the assistance of an independent valuation firm. The valuation analysis was based on discounted cash flows using the income valuation approach, where annual future cash flows are estimated and discounted to present value. The valuation analysis was based on market participant assumptions which included but was not limited to the following:
•	a re-evaluation of the long-term forecasts related to the mass apparel, memorabilia and other yet to be developed products, given the previously discussed changes in the business occurring in the fiscal 2009 second quarter;

•	current economic conditions affecting sales and distribution, with a moderate one to two year recovery;

•	perpetuity growth rates comparable to economic projections, GDP and CPI;

•	contracted sales, expenses and other commitments representative of contractual terms;

•	historical buying patterns of customers in the respective channels of distribution;

•	management’s actions to reduce variable and fixed product and overhead costs; and

•	probability weighting of multiple cash flow scenarios that reflect MA’s future risk-adjusted growth opportunities.
The discount rate used in the valuation was developed based on market participant assumptions relating to the weighted average cost of capital analysis, including the after-tax cost of outstanding and projected debt, and cost of equity. The cost of equity was derived based on the capital asset pricing model, which included consideration for the small company risk premium.
As a result of the evaluation performed under APB 18 and SFAS 157, we recognized an impairment charge of $55.6 million or $1.14 per diluted share after tax, which is included in our equity investment losses for the fiscal quarter ended May 31, 2009.
ISC remains committed to the long-term success of MA. As with any business in this adverse economic environment, management must find the optimal business model for long-term viability. In addition to revisiting the business vision for MA, management, with support of ownership, is also undertaking certain initiatives to improve inventory controls and buying cycles, as well as implementing changes to make MA a more efficiently operated and profitable company. We believe a revised MA business vision with focus on its core competencies along with streamlined operations, reduced operating costs and inventory risk, will result in a leaner and more profitable operation in the future.
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
In September 2008, we suspended purchases under the Stock Purchase Plans as a result of our desire to build cash balances due to the challenges facing the credit markets. In June 2009, we reactivated the Stock Purchase Plans.
Since inception of the Stock Purchase Plans through May 31, 2009, we have purchased 4,730,479 shares of our Class A common shares, for a total of approximately $208.0 million. There were no purchases of our Class A common shares during the fiscal period ended May 31, 2009. At May 31, 2009, we have approximately $42.0 million remaining repurchase authority under the current Stock Purchase Plans.
Income Taxes
Settlement with the Internal Revenue Service
Effective May 28, 2009, we entered into a definitive settlement agreement (the “Settlement”) with the Internal Revenue Service (the “Service”) in connection with the previously disclosed federal income tax examination for the 1999 through 2005 fiscal years. As a result of the Settlement, on June 17, 2009, we received approximately $97.4 million of the $117.9 million in deposits that we had previously made with the Service, beginning in fiscal 2005, in order to prevent incurring additional interest. In addition, we received approximately $14.6 million in cash for interest earned on the deposited funds which were ultimately returned to us. Our fiscal 2009 second quarter results reflect this interest income, net of tax, totaling approximately $8.9 million, or $0.18 per diluted share, in the income tax expense of our consolidated statement of operations.
The Settlement concludes an examination process the Service opened in fiscal 2002 that challenged the tax depreciation treatment of a significant portion of our motorsports entertainment facility assets. We believe the Settlement reaches an appropriate compromise on this issue. As a result of the Settlement, we are currently pursuing settlements on similar terms with the appropriate state tax authorities. Under these terms, we expect to pay between $6.0 million and $9.0 million in total to finalize the settlements with the various states. We believe that we have provided adequate reserves related to these various state matters including interest charges through May 31, 2009, and, as a result, do not expect that such an outcome would have a material adverse effect on results of operations.
Effective Income Tax Rates
The tax exempt nature of a non-cash charge to correct the carrying value of certain other assets in the first quarter of fiscal 2008 is the principal cause of the increased effective income tax rate during the six months ended May 31, 2008. The tax treatment primarily as a result of the uncertainties associated with the losses incurred in our equity investments, partially offset by the reduction in income taxes due to the interest income related to the Settlement with the Service, are the principal causes of the decreased and increased effective income tax rate during the three and six months ended May 31, 2009, respectively.
As a result of the above items, our effective income tax rate increased from the statutory income rate to approximately 40.7 percent for the six months ended May 31, 2008, and (decreased) from the statutory income rate to approximately (3.3) percent and increased from the statutory income rate to approximately 154.0 percent for the three and six months ended May 31, 2009, respectively.
Future Trends in Operating Results
Economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates, may impact our ability to sell tickets to our events and to secure revenues from corporate marketing partnerships. We believe that adverse economic trends, particularly credit availability, the decline in consumer confidence, the rise in unemployment and increased fuel and food costs, significantly contributed to the decrease in attendance for certain of our motorsports entertainment events during fiscal 2008. We have seen these trends persist to date in fiscal 2009 and expect they will continue adversely impact our business at least through the end of the year, which negatively impacts our forecasted attendance-related, as well as corporate partner, revenues for the full year.
Admissions
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
With any ticketing program, we first examine our pricing structure to ensure that prices are inline with market demand. Typically, we raise prices on select areas of our facilities during any one year. When necessary, we will reduce pricing on inventory. We are sensitive to the economic challenges that many of our fans face, and to address this, beginning in 2009, we lowered prices on over 150,000 seats, or 15.0 percent of our grandstand capacity, for NASCAR Sprint Cup events across the Company. In addition, we have created ticket packages that provide added value opportunities, making it more affordable for our fans to attend live events. These packages may include an “all-you-can-eat” component; fuel saving offers; military discounts; and, we have added general admission only grandstands where in many cases, children’s admissions are free. We are also continuing to provide a number of expanded installment payment programs. While we will adjust pricing outside of the sales cycle as needed, as well as join with sponsors to offer promotions to generate additional ticket sales, we avoid rewarding last-minute ticket buyers by discounting tickets. We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth than to capture short-term incremental revenue.
Corporate Partnerships
With regard to corporate marketing partner relationships, we believe that our presence in key markets, impressive portfolio of events and attractive fan demographics are beneficial and help to mitigate adverse economic trends as we continue to pursue renewal and expansion of existing marketing partnerships and establish new corporate relationships. For example, fiscal 2008 was the first year of our multi-year, multi-facility official status agreement with Coca Cola, which ranks as one of the most significant official status marketing partnerships in our history. In addition, we benefited from our first multi-year facility naming rights agreement between Auto Club of Southern California and our California facility that began in 2008.
As the economic outlook further deteriorated in the latter part of fiscal 2008 and has extended into fiscal 2009, we are experiencing a slow down in corporate spending for hospitality. In addition, the process of securing sponsorship deals has become more time consuming as corporations are more closely scrutinizing their marketing budgets. We expect these trends to continue at least through fiscal 2009, which will negatively impact year-over-year comparability.

Despite current economic conditions, we continue to bring not only new sponsors into the sport but also are able to create new official status categories. For example, we recently announced a five-year, multi-track partnership with ServiceMaster. In addition, NextEra Energy Resources, the nation’s largest provider of wind and solar energy, became an official status partner of Daytona International Speedway (“Daytona”) and Homestead-Miami Speedway (“Homestead”), as well as secured race entitlement positions with both Florida-based speedways. Additional new partners for 2009 include Able Body Labor, GoDaddy.com, Kraft Foods and HP Hood. We continue to believe that revenues from our corporate marketing relationships will grow over the long term, contributing to strong earnings and cash flow stability and predictability.
Television Broadcast and Ancillary Media Rights
Domestic broadcast and ancillary media rights fees revenues are an important component of our revenue and earnings stream. Starting in 2007, NASCAR entered into new combined eight-year agreements with FOX, ABC/ESPN, TNT and SPEED for the domestic broadcast and related rights for its three national touring series — Sprint Cup, Nationwide and Camping World Truck. The agreements total approximately $4.5 billion over the eight-year period from 2007 through 2014. This results in an approximate $560.0 million gross average annual rights fee for the industry, a more than 40.0 percent increase over the previous contract average of $400.0 million annually. The industry rights fees were approximately $515.0 million for 2008, and will increase, on average, by approximately three percent per year through the 2014 season. The annual increase is expected to vary between two and four percent per year over the period.
FOX and TNT have been strong supporters of NASCAR racing since 2001, and both have played a major role in the sports’ meteoric climb in popularity. We have and expect to continue to see ongoing broadcast innovation in their coverage of NASCAR racing events. Also notable was the return of ESPN to the sport in 2007, which it helped build throughout the 1980s and 1990s. ESPN’s coverage and weekly ancillary NASCAR-related programming continues to promote the sport across various properties. Lastly, ESPN broadcasts substantially all of the NASCAR Nationwide Series, providing that growing series with the continuity and promotional support that will allow it to flourish. While ratings fluctuate year to year, the long-term ratings health of NASCAR Sprint Cup series events remains robust as they are the second highest-rated regular season sport on television. In addition, the NASCAR Nationwide and Camping World Truck series are the second and third highest rated motorsports in the US, respectively.
These long-term contracts give significant cash flow visibility to us, race teams and NASCAR over the contract period. Television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events conducted at our wholly owned facilities under these agreements, and recorded as part of motorsports related revenue, were approximately $59.3 million and $58.4 million for the three months ended May 31, 2008 and 2009, respectively, and approximately $122.3 million and $122.6 million for the six months ended May 31, 2008 and 2009, respectively. Operating income generated by these media rights were approximately $36.6 million and $35.0 million for the three months ended May 31, 2008 and 2009, respectively, and approximately $83.0 million and $82.2 million for the six months ended May 31, 2008 and 2009, respectively.
As media rights revenues fluctuate so do the variable costs tied to the percentage of broadcast rights fees required to be paid to competitors as part of NASCAR Sprint Cup, Nationwide and Camping World Truck series sanction agreements. NASCAR prize and point fund monies, as well as sanction fees (“NASCAR direct expenses”), are outlined in the sanction agreement for each event and are negotiated in advance of an event. As previously discussed, included in these NASCAR direct expenses are 25.0 percent of the gross domestic television broadcast rights fees allocated to our NASCAR Sprint Cup, Nationwide and Camping World Truck series events, as part of prize and point fund money. These annually negotiated contractual amounts paid to NASCAR contribute to the support and growth of the sport of NASCAR stock car racing through payments to the teams and sanction fees paid to NASCAR. As such, we do not expect these costs to decrease in the future as a percentage of admissions and motorsports related income. We anticipate any operating margin improvement to come primarily from economies of scale and controlling costs in areas such as motorsports related and general and administrative expenses.
Motorsports Event Realignment
Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction events at our facilities, particularly with NASCAR, whose sanctioned events at our wholly owned facilities accounted for approximately 87.5 percent of our revenues in fiscal 2008. NASCAR continues to entertain and discuss proposals from track operators regarding potential realignment of NASCAR Sprint Cup Series dates to more geographically diverse and potentially more desirable markets where there may be greater demand, resulting in an opportunity for increased revenues to the track operators. NASCAR approved realignments of certain NASCAR Sprint Cup and other events at our facilities. We believe that the realignments have provided, and will continue to provide, incremental net positive revenue and earnings as well as further enhance the sport’s exposure in highly desirable markets, which we believe benefits the sport’s fans, teams, sponsors and television broadcast partners as well as promoters. We believe we are well positioned to capitalize on these future opportunities. One example is our proposed hotel and casino project at Kansas Speedway (see “Kansas Hotel and Casino Development”). NASCAR has indicated that it is open to discussion regarding additional date realignments, and, assuming our proposal is awarded the casino management contract by the State of Kansas as part of the current re-bidding process, we plan to petition NASCAR for additional date realignments for that speedway.
Capital Improvements
Since we compete with newer entertainment venues for patrons and sponsors, we will continue to evaluate opportunities to enhance our facilities, thereby producing additional revenue opportunities and improving the event experience for our guests. Major examples of these efforts include:
     Fiscal 2006
•	Renovations and expansions at the Auto Club Speedway of Southern California (“Auto Club Speedway”) (formerly The California Speedway), where we renovated and expanded the facility’s front midway area. The new plaza features a full-service outdoor café with cuisine by celebrity chef Wolfgang Puck, in addition to a town center, retail store and concert stage. Other highlights include shade features, modified entry gates, expanded hospitality areas, radio broadcast locations, giant video walls, leisure areas and grass and water accents. This project was the direct result of fan feedback, and further demonstrates our commitment to providing a premium entertainment environment for our guests. In fiscal 2008, we are adding escalators to improve traffic flow to suites and tower seats as well as adding other fan amenities;

•	We replaced approximately 14,000 grandstand seats behind turns three and four at Phoenix International Raceway (“Phoenix”) with upgraded grandstands and luxury suites behind turn one which provided improved sightlines and a more premium seating and suite experience for our fans. We also added a 100-person premier club called Octane atop the turn one grandstands, which provided guests with an elite setting to experience racing in style; and

•	We repaved Talladega Superspeedway’s (“Talladega”) 2.6 mile oval. Talladega’s racing surface had not been repaved since 1979, and we believe the newly paved racing surface has enhanced the thrilling on-track competition.
     Fiscal 2007
•	In connection with the construction of the three-tiered grandstand at Richmond International Raceway (“Richmond”), we completed the 700-person, members only Torque Club for individual fans looking to enjoy a race weekend in style or businesses seeking to entertain clients. The Torque Club also serves as a unique site for special events on non-race weekends throughout the year. Escalators to improve traffic flow to the new Torque Club and grandstand were added in fiscal 2008.
     Fiscal 2008
•	We installed track lighting at Chicagoland as well as improved certain electrical infrastructure in certain camping areas. In addition to enhancing the guest experience, we now have the flexibility to run events later in the day in the event of inclement weather;

•	We repaved Darlington Raceway (“Darlington”) and constructed a tunnel in Turn 3 that provides improved access for fans and allows emergency vehicles to easily enter and exit the infield area of the track. These collective projects mark the largest one-time investment in the 50-year history of the storied South Carolina facility;

•	We enhanced seating at Michigan International Speedway (“Michigan”) to provide wider seats, seatbacks and more leg room for fans. We also added incremental camping capacity and new shower/restroom facilities for our on-site overnight guests, as well as installed a state-of-the-art 110-foot, three-sided LED scoreboard for fans to more easily follow the on-track competition. Finally, we added additional branded way-finding signage to help pedestrians, motorists and campers find their way in, out and around the 1,400-acre racetrack property; and

•	We constructed new media centers at Watkins Glen International (“Watkins Glen”) and Homestead, which we believe increased appeal to media content providers, sports journalists, racing team owners and drivers and others involved in the motorsports industry.
     Fiscal 2009
•	We are constructing a new media center at Michigan which is expected to increase appeal to media content providers, sports journalists, racing team owners and drivers and others involved in the motorsports industry;

•	To further enhance our guest experience, we plan to reconfigure tram and pedestrian routes at Richmond and make fan friendly improvements to the lower grandstand at Talladega; and

•	We will construct a new leader board at Homestead, which will be the prototype for future tracks.
For the remainder of fiscal 2009, we anticipate modest capital spending on other projects for maintenance, safety and regulatory requirements, as well as for preserving the guest experience at our events to enable us to effectively compete with other sports venues for consumer and corporate spending.
Growth Strategies
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
On January 7, 2008 our position was vindicated when the Federal District Court Judge hearing the case ruled in favor of ISC and NASCAR and entered a judgment which stated that all claims of the plaintiff, Kentucky Speedway, LLC, were thereby dismissed, with prejudice, at the cost of the plaintiff. The Opinion and Order of the court entered on the same day concluded that Kentucky Speedway had failed to make out its case.
Subsequently, on January 11, 2008 Kentucky Speedway, LLC filed a Notice of Appeal to the United States Court of Appeal for the Sixth Circuit. The appellate briefing process has been completed and oral argument has been scheduled for July 30, 2009. We expect the appellate process to be resolved in our favor in approximately 3 to 6 months.
At this point the likelihood of a materially adverse result appears to be remote, although there is always an element of uncertainty in litigation. It is premature to attempt to quantify the potential magnitude of such a remote possible adverse decision.
The fees and expenses associated with the defense of this suit have not been covered by insurance and have adversely impacted our financial condition. The court has assessed the allowable costs (not including legal fees) owed to us and has ordered Kentucky Speedway to post a bond for the payment of such costs, pending the outcome of the appeal to the Sixth Circuit.
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
Because of the seasonal concentration of racing events, the results of operations for the three and six month periods ended May 31, 2008 and 2009 are not indicative of the results to be expected for the year.
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
The adjustments for 2009 relate to a charge for equity in net loss from equity investment, interest income related to the previously discussed Settlement with the Service, accelerated depreciation for certain office and related buildings in Daytona Beach property and the net book value of certain assets retired from service.

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

	Three Months Ended		Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2008	2009	2008	2009
	(Unaudited)		(Unaudited)

Net income (loss)	$25,972	$(31,740)	$62,183	$(6,594)
Loss from discontinued operations, net of tax	36	45	67	87

Income (loss) from continuing operations	26,008	(31,695)	62,250	(6,507)
Equity in net (income) loss from equity investments, net of tax	(1,817)	57,274	(2,919)	58,913

Consolidated income from continuing operations excluding equity in net (income) loss from equity investments	24,191	25,579	59,331	52,406
Adjustments, net of tax:
Interest income from IRS settlement	—	(8,923)	—	(8,923)
Additional depreciation	320	319	640	638
Impairment of long-lived assets	706	9	1,154	52
Correction of certain other assets’ carrying value	—	—	3,758	—

Non-GAAP net income	$25,217	$16,984	$64,883	$44,173

Per share data:
Diluted earnings (loss) per share	$0.52	$(0.65)	$1.23	$(0.13)
Loss from discontinued operations, net of tax	0.00	0.00	0.00	0.00

Income (loss) from continuing operations	0.52	(0.65)	1.23	(0.13)
Equity in net (income) loss from equity investments, net of tax	(0.04)	1.17	(0.05)	1.21

Consolidated income from continuing operations excluding equity in net (income) loss from equity investments	0.48	0.52	1.18	1.08
Adjustments, net of tax:
Interest income from IRS settlement	—	(0.18)	—	(0.18)
Additional depreciation	0.01	0.01	0.02	0.01
Impairment of long-lived assets	0.01	0.00	0.02	0.00
Correction of certain other assets’ carrying value	—	—	0.07	—

Non-GAAP diluted earnings per share	$0.50	$0.35	$1.29	$0.91

Comparison of the Results for the Three and Six Months Ended May 31, 2008 to the Results for the Three and Six Months Ended May 31, 2009.
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2008	2009	2008	2009
	(unaudited)		(unaudited)
Revenues:
Admissions, net	30.5%	28.6%	29.7%	28.7%
Motorsports related	57.9	61.0	58.0	61.4
Food, beverage and merchandise	10.1	8.8	11.0	8.4
Other	1.5	1.6	1.3	1.5

Total revenues	100.0	100.0	100.0	100.0
Expenses:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	19.8	23.2	18.4	21.8
Motorsports related	22.1	21.0	20.1	19.2
Food, beverage and merchandise	6.7	6.1	6.6	5.9
General and administrative	16.2	16.8	15.2	15.8
Depreciation and amortization	10.0	12.1	9.4	11.6
Impairment on long-lived assets	0.7	0.0	0.5	0.0

Total expenses	75.5	79.2	70.2	74.3

Operating income	24.5	20.8	29.8	25.7
Interest income and other	0.2	0.1	(0.7)	0.2
Interest expense	(1.9)	(3.6)	(1.9)	(3.7)
Equity in net income (loss) from equity investments	1.7	(37.5)	1.3	(18.5)
Minority interest	0.0	0.1	0.0	0.1

Income (loss) from continuing operations before income taxes	24.5	(20.1)	28.5	3.8
Income taxes	9.7	0.7	11.6	5.8

Income (loss) from continuing operations	14.8	(20.8)	16.9	(2.0)
Loss from discontinued operations	0.0	0.0	0.0	0.0

Net income (loss)	14.8%	(20.8)%	16.9%	(2.0)%

Comparability of results for the three and six months ended May 31, 2009 and 2008 was impacted by the following:
•	Economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates, impact our ability to sell tickets to our events and to secure revenues from corporate marketing partnerships. We believe that unprecedented adverse economic trends, particularly credit availability, the decline in consumer confidence and the rise in unemployment, began to manifest in early fiscal 2008 and have increasingly contributed to the decrease in attendance related as well as corporate partner revenues for certain of our motorsports entertainment events during the three and six months ended May 31, 2009;

•	Further impacting the comparability of the periods were strong consumer and corporate sales for the 50th running of the Daytona 500 in fiscal 2008. This monumental anniversary of the “Great American Race” provided significant unique opportunities to drive attendance and revenue above the otherwise strong appeal of this marquee event and the sport of NASCAR in general;

•	An IRL series event held at Homestead in the second quarter of fiscal 2008 will be conducted in the fourth quarter of fiscal 2009;

•	Due to the acquisition of Grand American by NASCAR in October 2008, expenses related to prize, point and sanction fees are reported as part of prize and point fund monies and NASCAR sanction fees on the consolidated statement of operations for fiscal year 2009 while reported as part of motorsports related expense in fiscal 2008;

•	During the second quarter of fiscal 2009, we recorded certain charges related to our joint venture Motorsports Authentics (see Equity and Other Investments);

•	During the first quarter of fiscal 2008, we recorded a non-cash charge totaling approximately $3.8 million, or $0.07 per diluted share, to correct the carrying value amount of certain other assets. This adjustment was recorded in interest income and other in the consolidated statement of operations; and

•	During the second quarter of fiscal 2009 we recognized interest income, net of tax, of approximately $8.9 million, or $0.18 per diluted share, in our income tax expense as a result of the previously discussed Settlement with the Service.
Admissions revenue decreased approximately $9.8 million, or 18.3 percent, and $18.0 million, or 16.5 percent, during the three and six months ended May 31, 2009, respectively, as compared to the same periods of the prior year. We believe that the decrease for the three month period is driven by previously discussed adverse economic trends including decreases in weighted average ticket prices as a result of pricing strategies for our NASCAR Sprint Cup events in 2009 (see “Future Trends in Operating Results”). In addition to the factors discussed above, the results for the six month period are further impacted by the strong demand for the 50th running of the Daytona 500 and the supporting events during Speedweeks 2008 which was not reached for the comparable fiscal 2009 events. Partially offsetting these decreases was a slight increase in the weighted average ticket prices for certain events conducted during Speedweeks at Daytona in fiscal 2009.
Motorsports related revenue decreased approximately $8.3 million, or 8.2 percent, and $18.6 million, or 8.7 percent, during the three and six months ended May 31, 2009, respectively, as compared to the same periods of the prior year. The decreases for the three and six month periods, which we believe result largely from the previously discussed adverse economic conditions, are primarily attributable to decreases in sponsorship, suite and hospitality revenues for certain events conducted during the periods. To a lesser extent, lower track rentals, advertising and ancillary rights revenues also contributed to the decrease. Partially offsetting these decreases was an increase in television broadcast rights.
Food, beverage and merchandise revenue decreased approximately $4.3 million, or 24.5 percent, and $13.6 million, or 33.7 percent, during the three and six months ended May 31, 2009, respectively, as compared to the same periods of the prior year. The decreases for the three and six month periods are substantially attributable to the previously discussed decreased attendance as well as lower per capita sales in fiscal 2009 affecting catering, concessions and merchandise sold. In addition, the decrease for the six month period is impacted by the strong sales of the Daytona 500 50th anniversary product in fiscal 2008.
Prize and point fund monies and NASCAR sanction fees increased approximately $662,000, or 1.9 percent, and $1.8 million, or 2.6 percent, during the three and six months ended May 31, 2009, respectively, as compared to the same periods of the prior year. The three and six month period increases are primarily due to the previously discussed increase in television broadcast rights fees for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events conducted during the periods as standard NASCAR sanctioning agreements require specific percentage of television broadcast rights fees to be paid to competitors. To a lesser extent, the aforementioned reclassification of amounts related to Grand American in fiscal 2009 also contributed to the increases.
Motorsports related expenses decreased by approximately $6.7 million, or 17.4 percent, and $13.0 million, or 17.5 percent, during the three and six months ended May 31, 2009, respectively, as compared to the same periods of the prior year. The decrease for the three month period is predominately attributable to reduced promotional, advertising and other race related expenses during the period as a result of focused cost containment initiatives. To a lesser extent, the aforementioned reclassification of amounts related to Grand American competition costs in fiscal 2009 and the rescheduling of the IRL race at Homestead from the second fiscal quarter in 2008 to the fourth fiscal quarter in 2009 also contributed to the decrease. The decrease for the six month period is due to the previously discussed factors as well as higher promotional and advertising expenses for the 50th running of the Daytona 500 in fiscal 2008. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue decreased to approximately 23.3 percent and 21.3 percent for the three and six months ended May 31, 2009, as compared to 25.0 percent and 22.9 percent for the same respective periods in the prior year. The margin improvement is primarily due to the previously discussed initiatives to reduce costs during the three and six month periods, partially offset by lower admissions and motorsports related revenues.
Food, beverage and merchandise expense decreased approximately $2.5 million, or 21.3 percent, and $5.8 million, or 23.7 percent, during the three and six months ended May 31, 2009, respectively, as compared to the same periods of the prior year. The decreases for the three and six month periods are primarily attributable to variable costs associated with the lower sales of merchandise, catering and concessions sales. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue increased to approximately 69.1 percent and 69.9 percent for the three and six months ended May 31, 2009, as compared to 66.2 percent and 60.7 percent for the same respective periods in the prior year. Economies of scale and ratio of fixed to variable costs attributed to the decrease in margin. This is especially evident for fiscal 2009 Speedweeks sales as compared to strong sales surrounding the 50th running of the Daytona 500 in fiscal 2008.
General and administrative expenses decreased approximately $2.7 million, or 9.6 percent, and $5.5 million, or 9.8 percent, during the three and six months ended May 31, 2009, respectively, as compared to the same periods of the prior year. Driven by focused cost containment initiatives, we reduced legal fees, other professional fees, personnel related and various other costs associated with our ongoing business compared to the prior year periods. General and administrative expenses as a percentage of total revenues increased to approximately 16.8 percent and 15.9 percent for the three and six months ended May 31, 2009, as compared to 16.2 percent and 15.2 percent for the same respective periods in the prior year. The slight margin decrease during the three and six month periods is primarily due to the previously discussed decrease in revenues, partially offset by our cost containment efforts.

Depreciation and amortization expense increased approximately $1.1 million, or 6.0 percent, and $2.1 million, or 6.1 percent, during the three and six months ended May 31, 2009, respectively, as compared to the same periods of the prior year. The increase was largely attributable to capital expenditures for our ongoing facility enhancements and related initiatives.
Interest income and other decreased by approximately $154,000 and increased by approximately $3.4 million during the three and six months ended May 31, 2009, respectively, as compared to the same periods of the prior year. The increase in the six month period is almost entirely due to the aforementioned non-cash charge of $3.8 million, or $0.07 per diluted share, in the first quarter of fiscal 2008, to correct the carrying value of certain other assets. Slightly offsetting the increase were lower interest rates on higher cash balances as compared to the same period in the prior year.
Interest expense increased by approximately $2.2 million and $4.9 million during the three and six months ended May 31, 2009, respectively, as compared to the same periods of the prior year. The increase is primarily due to lower capitalized interest and higher average borrowings on our credit facility in the current period as compared to the same period in fiscal 2008.
Equity in net income (loss) from equity investments represents our 50.0 percent equity investment in Motorsports Authentics (see “Equity and Other Investments”).
Our effective income tax rate was approximately (3.3) percent and 154.0 percent, for the three and six months ended May 31, 2009, respectively, as compared to 39.5 percent and 40.7 percent for the same respective periods of the prior year. The changes are substantially a result of the tax treatment of losses incurred in our equity investments in fiscal 2009 and the tax exempt nature of the previously discussed non-cash charge to interest income and other during the first quarter of fiscal 2008. Partially offsetting these changes was the interest income related to the Settlement with the Service (see “Income Taxes”).
The operations of Nazareth are presented as discontinued operations, net of tax, for all periods presented in accordance with SFAS No. 144.
As a result of the foregoing, net income (loss) for the three and six month periods ending May 31, 2009, as compared to the same periods in prior year, reflected a decrease of approximately $57.7 million, or $1.17 per diluted share, and $68.8 million, or $1.36 per diluted share, respectively.
Liquidity and Capital Resources
General
We have historically generated sufficient cash flow from operations to fund our working capital needs and capital expenditures at existing facilities, payment of an annual cash dividend and more recently, to repurchase our shares under our Stock Purchase Plan. In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance of long-term debt, borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects. At May 31, 2009, we had cash, cash equivalents and short-term investments totaling approximately $146.5 million, a current receivable of $112.0 million as a result of the previously discussed Settlement with the Service (see “Income Taxes”), $150.0 million principal amount of senior notes outstanding, $150.0 million in current borrowings on our $300.0 million revolving credit facility, a debt service funding commitment of approximately $65.8 million principal amount related to the taxable special obligation revenue (“TIF”) bonds issued by the Unified Government; and, $7.1 million principal amount of other third party debt. At May 31, 2009, we had a working capital surplus of $150.8 million, primarily as a result of the cash, cash equivalents and short-term investments, the current receivable from the Service discussed above and the payment of the current maturity of our $150 million principal 4.2% senior notes in our second fiscal quarter. At November 30, 2008, we had a working capital deficit of $27.8 million, primarily as a result of the cash used for the acquisitions of our common stock under our Stock Purchase Plans and the current liability for the senior notes discussed above.
Our liquidity is primarily generated from our ongoing motorsports operations, and we expect our strong operating cash flow to continue in the future. In addition, as of May 31, 2009, we have approximately $150.0 million available to draw upon under our revolving credit facility, if needed. See “Future Liquidity” for additional disclosures relating to our credit facility and certain risks that may affect our near term operating results and liquidity.
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
During the six months ended May 31, 2009, our significant cash flows items include the following:
•	net cash provided by operating activities totaled approximately $93.9 million;

•	capital expenditures totaling approximately $41.4 million;

•	proceeds from affiliates, net of advance to affiliates, totaling approximately $12.1 million;

•	decrease in restricted cash and investments totaling approximately $14.9 million; and

•	payment of long-term debt totaling approximately $150.9 million.

Capital Expenditures
Capital expenditures totaled approximately $41.4 million for the six months ended May 31, 2009, compared to approximately $69.8 million for the six months ended May 31, 2008. The capital expenditures during the six months ended May 31, 2009, related to construction of certain buildings supporting our operations and administration functions in Daytona Beach, Florida, grandstand seating enhancements at Michigan, grandstand seating enhancements and new vehicle parking areas at Daytona and a variety of other improvements and renovations to our facilities.
At May 31, 2009, we have approximately $38.1 million in capital projects currently approved for our existing facilities. These projects include the installation of a new prototype leaderboard in Homestead, grandstand seating enhancements and infield improvements at Michigan, grandstand seating enhancements and parking improvements at Daytona, acquisition of land and land improvements at various facilities for expansion of parking, camping capacity and other uses and a variety of other improvements and renovations to our facilities that enable us to effectively compete with other sports venues for consumer and corporate spending.
As a result of these currently approved projects and anticipated additional approvals in fiscal 2009, we expect our total fiscal 2009 capital expenditures at our existing facilities will be approximately $50 million to $55 million, depending on the timing of certain projects.
We review the capital expenditure program periodically and modify it as required to meet current business needs.
Future Liquidity
General
As discussed in “Future Trends in Operating Results”, economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates, may impact our ability to sell tickets to our events and to secure revenues from corporate marketing partnerships. We believe that adverse economic trends, particularly credit availability, the decline in consumer confidence, the rise in unemployment and increased fuel and food costs, began to manifest in early fiscal 2008 and have increasingly contributed to the decrease in attendance related as well as corporate partner revenues for certain of our motorsports entertainment events during the three and six months ended May 31, 2009. We currently expect substantially all of these trends to continue throughout fiscal 2009. This could negatively impact year-over-year comparability for most all of our revenue categories for the full year, with the exception of domestic broadcast media rights fees.
Our cash flow from operations consists primarily of ticket, hospitality, merchandise, catering and concession sales and contracted revenues arising from television broadcast rights and marketing partnerships. Despite current economic conditions, we believe that cash flows from operations, along with existing cash, cash equivalents, short-term investments, including payments as a result of the Settlement with the Service received subsequent to May 31, 2009, and available borrowings under our 2006 Credit Facility, will be sufficient to fund:
•	operations and approved capital projects at existing facilities for the foreseeable future;

•	payments required in connection with the funding of the Unified Government’s debt service requirements related to the TIF bonds;

•	payments related to our existing debt service commitments;

•	any equity contributions in connection with the Daytona Live! and Kansas Hotel and Casino developments;

•	any potential payments associated with our keepwell agreements;

•	payments for share repurchases under our Stock Purchase Plan; and

•	fees and expenses incurred in connection with the current legal proceeding discussed in Part II “Legal Proceedings.”
Accordingly, in October 2008, as a result of our desire to build cash balances due to the troubled credit markets, we drew down on our $300.0 million 2006 Credit Facility the $150.0 million necessary to fund the $150.0 million in senior notes that matured in April 2009 (see below in “Future Liquidity”). We used these borrowings under the 2006 Credit Facility to pay the April maturity and currently view the balance as a bridge to a more favorable credit market. We will utilize operating cash flow and cash from the Service Settlement to pay down the balance on the 2006 Credit Facility in the interim.
We remain interested in pursuing further development and/or acquisition opportunities, including the possible development of new motorsports entertainment facilities, the timing, size and success, as well as associated potential capital commitments, of which are unknown at this time. Accordingly, a material acceleration of our growth strategy could require us to obtain additional capital through debt and/or equity financings. Although there can be no assurance, over the longer term we believe that adequate debt and equity financing will be available on satisfactory terms.
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
Long-Term Obligations and Commitments
On April 23, 2004, we completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, we completed an offer to exchange the senior notes for registered senior notes with substantially identical terms (“2004 Senior Notes”). On April 15, 2009, we paid in full the $150 million principal 4.2% Senior Notes. At May 31, 2009, outstanding 2004 Senior Notes totaled approximately $149.9 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 5.4 percent and are due April 2014. The remaining 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Our wholly-owned domestic subsidiaries are guarantors of the 2004 Senior Notes.
In June 2008 we entered into an interest rate lock agreement to effectively lock in a substantial portion of the interest rate exposure on approximately $150.0 million notional amount in anticipation of refinancing the $150.0 million 4.2 percent Senior Notes that matured in April 2009. This interest rate lock was designated and qualified as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result of the ongoing uncertainty in the U.S. credit markets we continue to wait for a situation we believe optimal to refinance the 4.2 percent Senior Notes that matured in the second quarter of fiscal 2009. Accordingly, on February 12, 2008, we amended and redesignated our interest rate lock agreement as a cash flow hedge. This amended agreement, with a principal notional amount of $150.0 million and an estimated fair value of a liability totaling $17.5 million at May 31, 2009, expires in February 2011. The estimated fair value is based on relevant market information and quoted market prices at May 31, 2009 and is recognized in other comprehensive loss in the consolidated financial statements.
Our wholly-owned subsidiary, Raceway Associates, which owns and operates Chicagoland Speedway and Route 66 Raceway, has the following debt outstanding at May 31, 2009:
•	A bank term loan (“5.8 percent Bank Loan”) consisting of a construction and mortgage note with an original 20 year term due June 2018, a current interest rate of 5.8 percent and a monthly payment of $48,000 principal and interest. The interest rate and monthly payments will be adjusted on June 1, 2013. At May 31, 2009, outstanding principal on the 5.8 percent Bank Loan was approximately $2.3 million.

•	Revenue bonds payable (“4.8 percent Revenue Bonds”) consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.8 percent Revenue Bonds have an initial interest rate of 4.8 percent and a monthly payment of $29,000 principal and interest. At May 31, 2009, outstanding principal on the 4.8 percent Revenue Bonds was approximately $1.9 million.

•	Revenue bonds payable (“6.8 percent Revenue Bonds”) that are special service area revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 6.8 percent Revenue Bonds are billed and paid as a special assessment on real estate taxes. Interest payments are due on a semi-annual basis at 6.8 percent with principal payments due annually. Final maturity of the 6.8 percent Revenue Bonds is January 2012. At May 31, 2009, outstanding principal on the 6.8 percent Revenue Bonds was approximately $2.8 million.
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
In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) issued approximately $71.3 million in TIF bonds in connection with the financing of construction of Kansas Speedway. At May 31, 2009, outstanding TIF bonds totaled approximately $65.8 million, net of the unamortized discount, which is comprised of a $15.9 million principal amount, 6.2 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by our wholly-owned subsidiary, Kansas Speedway Corporation. Principal (mandatory redemption) payments per the Funding Commitment are payable by Kansas Speedway Corporation on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. Kansas Speedway Corporation granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway’s boundaries and are not our obligation. Kansas Speedway Corporation has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At May 31, 2009, the Unified Government had approximately $2.9 million in 2002 STAR Bonds outstanding. Under a keepwell agreement, we have agreed to provide financial assistance to Kansas Speedway Corporation, if necessary, to support its guarantee of the 2002 STAR Bonds.
We currently have a $300.0 million revolving credit facility (“2006 Credit Facility”) which contains a feature that allows us to increase the credit facility to a total of $500.0 million, subject to certain conditions. The 2006 Credit Facility is scheduled to mature in June 2011, and accrues interest at LIBOR plus 30.0 — 80.0 basis points, based on our highest debt rating as determined by specified rating agencies. At May 31, 2009, we had approximately $150.0 million outstanding under the 2006 Credit Facility.
We have guaranteed minimum royalty payments under certain agreements through December 2015, with a remaining maximum exposure at May 31, 2009, of approximately $11.7 million.
Speedway Developments
In light of NASCAR’s publicly announced position regarding additional potential realignment of the NASCAR Sprint Cup Series schedule, we also believe there are still potential development opportunities in other new, underserved markets across the country. As such, we have been and are exploring opportunities for public/private partnerships targeted to develop one or more motorsports entertainment facilities in new markets.
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
Preliminary conceptual designs call for a 265,000 square foot mixed-use retail/dining/entertainment area including a movie theater with up to 2,500-seats, a residential component and a 160-room hotel. The initial development will also include approximately 188,000 square feet of office space to house the new headquarters of ISC, NASCAR, Grand American and their related businesses, and additional space for other tenants. Construction of the office building is expected to be complete during the fourth quarter of 2009.
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
We and Cordish anticipate contributing equal amounts to the DLJV for the remaining equity necessary for the project. We expect our contribution to range between $10.0 million and $15.0 million, plus land we currently own. The balance is expected to be funded primarily by private financing obtained by the DLJV. Specific financing considerations for the DLJV are dependent on several factors, including lease arrangements, availability of project financing and overall market conditions. Lastly, when the new headquarters building is completed, we will relocate from our existing office building, which is not fully depreciated and is expected be subsequently razed. Additional depreciation on this existing office building totaled approximately $0.5 million for the three months ended May 31, 2008 and 2009, respectively, and approximately $1.0 million for the six months ended May 31, 2008 and 2009, respectively.
In accordance with the FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, we have determined that DBLHB is a variable interest entity for which it is considered to be the primary beneficiary. As the primary beneficiary, we have consolidated this entity in its financial statements as of May 31, 2009. As discussed above, in July 2008, DBLHB entered into a construction term loan agreement to finance the headquarters building. The construction loan agreement is collateralized by the underlying assets of DBLHB, including cash and the real property of the new office building which have a carrying value of approximately $55.7 million, at May 31, 2009, and are included in the Restricted Cash, Long-Term Restricted Cash and Investments, and Property and Equipment amounts included in the Consolidated Balance Sheets and Minority Interest amount recorded on the Consolidated Statements of Operations. As master tenant of the building, we have entered into a 25-year lease arrangement with DBLHB whereby such lease payments are consistent with the terms of the construction term loan funding requirements. The headquarters building financing is non-recourse to us and is secured by the lease between us and DBLHB.
In addition, we have evaluated the existing arrangements of DLJV and its remaining projects and have determined them to be variable interest entities as of May 31, 2009. We are presently not considered to be the primary beneficiary of these entities and accordingly have accounted for them as equity investments in its financial statements at May 31, 2009. The maximum exposure of loss to us, as a result of our involvement with the DLJV, is approximately $3.4 million at May 31, 2009. We do not expect this determination will change during the course of the development of the project.
Kansas Hotel and Casino Development
In September 2007, our wholly owned subsidiary Kansas Speedway Development Corporation and The Cordish Company, with whom we have formed Kansas Entertainment, LLC (“KJV”) to pursue this project, submitted a joint proposal to the Unified Government for the development of a casino, hotel and retail and entertainment project in Wyandotte County, on property adjacent to Kansas Speedway. The Unified Government has approved rezoning of approximately 102 acres at Kansas Speedway to allow development of the proposed project. In December 2007, the KJV negotiated a memorandum of understanding with Hard Rock Hotel Holdings to brand the entertainment destination development as a Hard Rock Casino. The Kansas Lottery Commission will act as the state’s casino owner.
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
In January 2009, the State of Kansas re-opened the bidding process for the casino management contract with proposals due by April 1, 2009. KJV submitted a revised joint proposal to the Unified Government for the development of a casino and certain dining and entertainment options. The proposal also contemplates the development, depending upon market conditions and demand, of a hotel, convention facility and retail and entertainment district. The Unified Government has endorsed our proposal and that of the other casino project proposed for Wyandotte County. The Kansas Lottery Commission is evaluating our proposal and that of the other casino project proposed for Wyandotte County and is negotiating management agreements with those respective managers. The Kansas Lottery Commission has received approval from the Governor to extend the decision date to August 28, 2009. It will then recommend one or both of the managers to the Kansas Lottery Gaming Facility Review Board for review and background checks by the Kansas Racing and Gaming Commission. The Kansas Lottery Gaming Facility Review Board is expected to take 60 days following receipt of the Kansas Lottery Commission recommendation to award the management agreement and development rights for Wyandotte County. The entire process is expected to be completed by late 2009.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the three and six month periods ended May 31, 2009, there have been no material changes in our market risk exposures.
ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES
Subsequent to May 31, 2009, and prior to the filing of this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at May 31, 2009, and during the period prior to the filing of this report.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Maximum number of
				shares (or approximate
			Total number of	dollar value of shares)
			shares purchased as	that may yet be
	Total number	Average	part of publicly	purchased under the
	of shares	price paid	announced plans or	plans or programs (in
Period	purchased	per share	programs	thousands)
March 1, 2009 — March 31, 2009	—	$—	—	$42,000
April 1, 2009 — April 30, 2009
Repurchase program (1)	—	—	—	42,000
Employee transactions (2)	11,131	22.06	—
May 1, 2009 — May 31, 2009	—	—	—	42,000

	11,131		—

1.	In December 2006 we implemented a share repurchase program (“Stock Purchase Plan”) under which we are authorized to purchase up to $150.0 million of our outstanding Class A common shares. In February 2008 we announced that our Board of Directors had authorized an incremental $100.0 million share repurchase program. Collectively these programs are described as the “Stock Purchase Plans.” The Stock Purchase Plans allows us to purchase up to $250.0 million of our outstanding Class A common shares. The timing and amount of any shares repurchased under the Stock Purchase Plans will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plans may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates. In September 2008, we suspended purchases under the Stock Purchase Plans as a result of our desire to build cash balances due to the challenges facing the credit markets. In June 2009, we reactivated the Stock Purchase Plans. Since inception of the Stock Purchase Plans through May 31, 2009, we have purchased 4,730,479 shares of our Class A common shares, for a total of approximately $208.0 million. There were no purchases of our Class A common shares during the fiscal period ended May 31, 2009. At May 31, 2009, we have approximately $42.0 million remaining repurchase authority under the current Stock Purchase Plans.

2.	Represents shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares that vested during the period.
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Articles of Amendment of the Restated and Amended Articles of Incorporation of the Company, as filed with the Florida Department of State on July 26, 1999 (incorporated by reference from exhibit 3.1 of the Company’s Report on Form 8-K dated July 26, 1999)

3.2	Conformed copy of Amended and Restated Articles of Incorporation of the Company, as amended as of July 26, 1999 (incorporated by reference from exhibit 3.2 of the Company’s Report on Form 8-K dated July 26, 1999)

3.3	Conformed copy of Amended and Restated By-Laws of the Company, as amended as of April 9, 2003. (incorporated by reference from exhibit 3.3 of the Company’s Report on Form 10-Q dated April 10, 2003)

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer — filed herewith

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer — filed herewith

32	Section 1350 Certification — filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)
Date: July 6, 2009	/s/ Daniel W. Houser
Daniel W. Houser, Senior Vice President, Chief Financial Officer, Treasurer