Form 10-Q
period 2009-08-31
INTERNATIONAL SPEEDWAY CORP
filed 2009-10-09
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2009
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
INTERNATIONAL SPEEDWAY CORPORATION
(Exact name of registrant as specified in its charter)

FLORIDA (State or other jurisdiction of incorporation)	0-2384 (Commission File Number)	59-0709342 (I.R.S. Employer Identification No.)

1801 WEST INTERNATIONAL SPEEDWAY BOULEVARD, DAYTONA BEACH, FLORIDA (Address of principal executive offices)	32114 (Zip code)
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class A Common Stock	27,986,675 shares	as of August 31, 2009
Class B Common Stock	20,630,432 shares	as of August 31, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30, 2008	August 31, 2009
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$218,920	$217,408
Short-term investments	200	200
Restricted cash	2,405	534
Receivables, less allowance of $1,200 in 2008 and 2009, respectively	47,558	46,267
Inventories	3,763	3,802
Deferred income taxes	1,838	2,316
Prepaid expenses and other current assets	7,194	14,066

Total Current Assets	281,878	284,593
Property and Equipment, net of accumulated depreciation of $473,157 and $525,144, respectively	1,331,231	1,319,838
Other Assets:
Long-term restricted cash and investments	40,187	17,072
Equity investments	77,613	15,586
Intangible assets, net	178,841	178,765
Goodwill	118,791	118,791
Deposits with Internal Revenue Service	117,936	—
Other	34,342	20,955

	567,710	351,169

Total Assets	$2,180,819	$1,955,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$153,002	$3,182
Accounts payable	26,393	22,730
Deferred income	103,549	111,638
Income taxes payable	8,659	1,575
Other current liabilities	18,035	19,475

Total Current Liabilities	309,638	158,600
Long-Term Debt	422,045	370,227
Deferred Income Taxes	104,172	233,575
Long-Term Tax Liabilities	161,834	22,181
Long-Term Deferred Income	13,646	13,043
Other Long-Term Liabilities	28,125	25,414
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 27,397,924 and 27,831,416 issued and outstanding in 2008 and 2009, respectively	274	278
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 21,150,471 and 20,630,432 issued and outstanding in 2008 and 2009, respectively	211	206
Additional paid-in capital	497,277	495,199
Retained earnings	665,405	656,274
Accumulated other comprehensive loss	(21,808)	(19,397)

Total Shareholders’ Equity	1,141,359	1,132,560

Total Liabilities and Shareholders’ Equity	$2,180,819	$1,955,600

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Three Months Ended
	August 31, 2008	August 31, 2009
	(Unaudited)

	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$62,697	$52,354
Motorsports related	129,572	105,965
Food, beverage and merchandise	18,393	12,625
Other	2,546	1,969

	213,208	172,913
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	44,076	41,228
Motorsports related	50,888	49,135
Food, beverage and merchandise	11,670	8,857
General and administrative	27,651	26,521
Depreciation and amortization	17,865	17,888
Impairment of long-lived assets	33	13,716

	152,183	157,345

Operating income	61,025	15,568
Interest income and other	398	237
Interest expense	(4,012)	(3,793)
Equity in net loss from equity investments	(140)	(3,239)
Minority interest	130	97

Income from continuing operations before income taxes	57,401	8,870
Income taxes	18,559	4,414

Income from continuing operations	38,842	4,456
Loss from discontinued operations, net of income tax benefits of $41 and $32, respectively	(51)	(43)

Net income	$38,791	$4,413

Basic earnings per share:
Income from continuing operations	$0.79	$0.09
Loss from discontinued operations	—	—

Net income	$0.79	$0.09

Diluted earnings per share:
Income from continuing operations	$0.79	$0.09
Loss from discontinued operations	—	—

Net income	$0.79	$0.09

Basic weighted average shares outstanding	49,035,405	48,523,495

Diluted weighted average shares outstanding	49,123,363	48,627,020

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Nine months ended
	August 31, 2008	August 31, 2009
	(Unaudited)

	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$172,242	$143,870
Motorsports related	343,657	301,407
Food, beverage and merchandise	58,821	39,426
Other	7,284	6,707

	582,004	491,410
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	111,857	110,760
Motorsports related	124,912	110,197
Food, beverage and merchandise	36,201	27,583
General and administrative	83,631	77,025
Depreciation and amortization	52,618	54,768
Impairment of long-lived assets	1,914	13,801

	411,133	394,134

Operating income	170,871	97,276
Interest income and other	(2,278)	932
Interest expense	(10,899)	(15,572)
Equity in net income (loss) from equity investments	4,614	(62,152)
Minority interest	130	430

Income from continuing operations before income taxes	162,438	20,914
Income taxes	61,346	22,965

Income (loss) from continuing operations	101,092	(2,051)
Loss from discontinued operations, net of income tax benefits of $107 and $96, respectively	(118)	(130)

Net income (loss)	$100,974	$(2,181)

Basic earnings per share:
Income (loss) from continuing operations	$2.02	$(0.04)
Loss from discontinued operations	—	—

Net (loss) income	$2.02	$(0.04)

Diluted earnings per share:
Income (loss) from continuing operations	$2.02	$(0.04)
Loss from discontinued operations	—	—

Net (loss) income	$2.02	$(0.04)

Dividends per share	$0.12	$0.14

Basic weighted average shares outstanding	49,929,943	48,545,757

Diluted weighted average shares outstanding	50,025,969	48,545,757

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statement of Shareholders’ Equity

	Class A	Class B
	Common	Common			Accumulated
	Stock	Stock	Additional		Other	Total
	$.01 Par	$.01 Par	Paid-in	Retained	Comprehensive	Shareholders’
	Value	Value	Capital	Earnings	Loss	Equity

	(Unaudited)
	(In Thousands)
Balance at November 30, 2008	$274	$211	$497,277	$665,405	$(21,808)	$1,141,359
Activity 12/1/08 — 8/31/09:
Comprehensive income
Net loss	—	—	—	(2,181)	—	(2,181)
Interest rate lock	—	—	—	—	2,758	2,758
Loss on currency translation	—	—	—	—	(347)	(347)

Total comprehensive income						230
Cash dividends ($0.14 per share)	—	—	—	(6,822)	—	(6,822)
Minority interest	—	—	—	(430)	—	(430)
Reacquisition of previously issued common stock	(1)	—	(3,321)	302	—	(3,020)
Conversion of Class B Common Stock to Class A Common Stock	5	(5)	—	—	—	—
Income tax benefit related to stock-based compensation	—	—	(420)	—	—	(420)
Stock-based compensation	—	—	1,663	—	—	1,663

Balance at August 31, 2009	$278	$206	$495,199	$656,274	$(19,397)	$1,132,560

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Nine months ended
	August 31, 2008	August 31, 2009
	(Unaudited)
	(In Thousands)
OPERATING ACTIVITIES
Net income (loss)	$100,974	$(2,181)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	52,618	54,768
Minority interest	(130)	(430)
Stock-based compensation	2,291	1,663
Amortization of financing costs	387	431
Translation loss	—	(347)
Deferred income taxes	15,845	6,296
(Income) loss from equity investments	(4,614)	62,152
Excess tax benefits relating to stock-based compensation	(7)	—
Impairment of long-lived assets, non-cash	308	13,801
Other, net	3,826	136
Changes in operating assets and liabilities:
Receivables, net	(13,825)	1,250
Inventories, prepaid expenses and other assets	(13,540)	(6,833)
Deposits with the Internal Revenue Service	—	111,984
Accounts payable and other liabilities	5,090	7,736
Deferred income	22,428	7,486
Income taxes	5,638	(18,340)

Net cash provided by operating activities	177,289	239,572

INVESTING ACTIVITIES
Capital expenditures	(87,422)	(65,519)
Proceeds from affiliate	4,700	12,500
Advance to affiliate	(16,572)	(632)
(Increase) decrease in restricted cash and investments	(46,585)	24,986
Proceeds from short-term investments	41,500	—
Purchases of short-term investments	(2,450)	—
Purchases of equity investments	(81)	—
Other, net	850	(1,027)

Net cash used in investing activities	(106,060)	(29,692)

FINANCING ACTIVITIES
Proceeds under credit facility	20,000	—
Payments under credit facility	(20,000)	(50,000)
Proceeds from long-term debt	51,300	—
Payment of long-term debt	(2,369)	(151,550)
Cash dividend paid	(5,960)	(6,822)
Excess tax benefits relating to stock-based compensation	7	—
Reacquisition of previously issued common stock	(119,913)	(3,020)

Net cash used in financing activities	(76,935)	(211,392)

Net decrease in cash and cash equivalents	(5,706)	(1,512)
Cash and cash equivalents at beginning of period	57,316	218,920

Cash and cash equivalents at end of period	$51,610	$217,408

     See accompanying notes.

International Speedway Corporation
Notes to Consolidated Financial Statements
August 31, 2009
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
Because of the seasonal concentration of racing events, the results of operations for the three and nine months ended August 31, 2008 and 2009 are not indicative of the results to be expected for the year.
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
In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51.” SFAS No. 160 changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income (loss) attributable to the noncontrolling interest will be included in consolidated net income (loss) on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. Earlier adoption is prohibited. The Company is currently evaluating the potential impact that the adoption of this statement will have on its financial position and results of operations and will adopt the provisions of this statement in fiscal 2010.
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
In September 2008, the FASB issued FSP 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP also amends FASB Interpretation No. 45 (FIN 45) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” to require an additional disclosure about the current status of payment and performance risk of guarantees. The FSP provisions that amend Statement 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. The Company is currently evaluating the potential impact that the adoption of this statement will have on its financial position and results of operations and will adopt the provisions of this statement in fiscal 2010. The FSP also clarifies the effective date of SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities”. As discussed above, SFAS No. 161 is effective the first reporting period beginning after November 15, 2008. The Company’s adoption of SFAS No. 161 in the first quarter of fiscal 2009 did not have an impact on its financial position and results of operations.
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
In April 2009, FSP 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” was issued which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve financial statement presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP provision does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of this application had no significant impact on its financial statements or disclosures.
In April 2009, FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” was issued which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. The Company has reflected the required interim disclosures in its financial statements.

In April 2009, FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” was issued to address challenges in estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. This FSP emphasizes that even where significant decreases in the volume and level of activity has occurred, and regardless of the valuation technique(s) used, the objective of fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of this application had no significant impact on its financial statements or disclosures.
In May 2009, SFAS No. 165 “Subsequent Events” was issued to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement is effective for interim or financial reporting periods ending after June 15, 2009. The Company adopted the provisions of SFAS No. 165 as of August 31, 2009, and evaluated the impact of subsequent events through October 9, 2009, representing the date on which the financial statements were issued. No subsequent events were identified for recognition in the balance sheet or disclosure in the notes to the accompanying financial statements.
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
3. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended August 31, 2008 and 2009 (in thousands, except share and per share amounts):

	Three Months Ended		Nine months ended
	August 31,	August 31,	August 31,	August 31,
	2008	2009	2008	2009
Basic and diluted:
Income (loss) from continuing operations	$38,842	$4,456	$101,092	$(2,051)
Loss from discontinued operations	(51)	(43)	(118)	(130)

Net income (loss)	$38,791	$4,413	$100,974	$(2,181)

Basic earnings per share denominator:
Weighted average shares outstanding	49,035,405	48,523,495	49,929,943	48,545,757

Basic earnings per share:
Income (loss) from continuing operations	$0.79	$0.09	$2.02	$(0.04)
Loss from discontinued operations	—	—	—	—

Net income (loss)	$0.79	$0.09	$2.02	$(0.04)

Diluted earnings per share denominator:
Weighted average shares outstanding	49,035,405	48,523,495	49,929,943	48,545,757
Common stock options	357	—	1,736	—
Contingently issuable shares	87,601	103,525	94,290	—

Diluted weighted average shares outstanding	49,123,363	48,627,020	50,025,969	48,545,757

Diluted earnings per share:
Income (loss) from continuing operations	$0.79	$0.09	$2.02	$(0.04)
Loss from discontinued operations	—	—	—	—

Net income (loss)	$0.79	$0.09	$2.02	$(0.04)

Anti-dilutive shares excluded in the computation of diluted earnings per share	201,522	259,746	183,619	355,929

4. Discontinued Operations and Impairment of Long-Lived Assets
Nazareth Speedway
After the completion of Nazareth Speedway’s (“Nazareth”) fiscal 2004 events the Company discontinued its motorsports event operations. The NASCAR Nationwide Series and IRL IndyCar Series events, then conducted at Nazareth, were realigned to other motorsports entertainment facilities within our portfolio. The property on which the former Nazareth Speedway was located continues to be marketed for sale. For all periods presented, the results of operations of Nazareth are presented as discontinued operations.
New York Metropolitan Speedway Development
In connection with the Company’s efforts to develop a major motorsports entertainment facility in the New York metropolitan area, its subsidiary, 380 Development, LLC, purchased a total of 676 acres located in the New York City borough of Staten Island in early fiscal 2005 and began improvements including fill operations on the property. In December 2006, the Company announced its decision to discontinue pursuit of the speedway development on Staten Island. In May 2007, the Company entered into a Consent Order with the New York Department of Environmental Conservation (“DEC”) to resolve certain issues surrounding the fill operations and the prior placement of fill at the site that contained constituents above regulatory thresholds. The Consent Order required the Company to remove non-compliant fill pursuant to an approved comprehensive fill removal plan, and to pay a penalty to DEC of $562,500, half of which was paid in May 2007 and the other half of which was suspended so long as the Company complied with the terms of the Consent Order. During the second quarter of fiscal 2009 the DEC notified the Company that it had complied with the terms of the Consent Order and that it had no further obligations under the Consent Order. The property is currently marketed for sale and the Company has received interest from multiple parties. During the third quarter of fiscal 2009, the Company determined, based on its understanding of the real estate market and ongoing discussions with interested parties, that the current carrying value of the property was in excess of the fair market value. As a result, the Company recognized a non-cash, pre-tax charge in its results of approximately $13.0 million, or $0.16 per diluted share after-tax, which is included in the Motorsports Event segment.
5. Equity and Other Investments
Motorsports Authentics
The Company is partners with Speedway Motorsports, Inc. in a 50/50 joint venture, SMISC, LLC, which, through its wholly-owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics (“MA”). MA is a leader in design, promotion, marketing and distribution of motorsports licensed merchandise.
The Company’s 50.0 percent portion of MA’s operating results was equity in net loss of approximately ($3.2) million for the three months ended August 31, 2009 as compared to equity in net income of approximately $196,000 for the same period of the prior year and equity in net loss of approximately ($6.6) million for the nine months ending August 31, 2009 as compared to equity in net income of approximately $5.0 million for the same period of the prior year and are included in Equity in Net Income (Loss) From Equity Investments in its consolidated statements of operations. MA’s performance in 2008 benefited significantly from product sales associated with a new team, car number and sponsor for MA’s most significant license and, primarily in the first fiscal quarter of 2008, the 50th running of the Daytona 500. MA did not benefit from similar unique opportunities for the sale of licensed merchandise in the same fiscal periods of 2009. In addition, MA’s performance has been impacted by unprecedented adverse economic trends, particularly the decline in consumer confidence and the rise in unemployment that began to manifest in early fiscal 2008 and has increasingly contributed to the decrease in attendance for motorsports entertainment events during the three and nine months ended August 31, 2009. As with its core business, the Company expects these adverse economic trends to continue through fiscal 2009 and into fiscal 2010.
MA designs, markets and distributes officially licensed motorsports merchandise, including die-cast scaled replicas of motorsports vehicles, apparel and memorabilia, through a variety of retail and wholesale channels, including trackside at racing events, specialty retailers, and mass retail department stores and chains. MA excels in the distribution of merchandise trackside at racing events and to certain specialty retailers. Additionally, MA is considered “best in class” in the design and distribution of NASCAR die-cast vehicles. Both are areas in which we expect MA to maintain and grow its leadership position for the foreseeable future. Other channels of distribution include licensed apparel and memorabilia to mass retailers. In recent months, MA management and ownership have considered various approaches to optimize performance in these distribution channels. As the challenges have been assessed, it became apparent, during the second quarter of fiscal 2009, that there is significant risk in future business initiatives in mass apparel, memorabilia and other yet to be developed products. These initiatives had previously been deemed achievable and were included in projections that supported the carrying value of inventory, goodwill and other intangible assets on MA’s balance sheet. This analysis, combined with a long-term macroeconomic outlook that is believed to be less robust than previously expected, triggered MA’s review of certain assets under SFAS 142 and 144. MA’s management is currently performing an evaluation of the level of impairment on its goodwill, intangible and other long-lived assets, which is expected to be completed within the next one to three months. The Company evaluated its carrying value of its equity investment in MA at May 31, 2009, in accordance with Accounting Principles Board Opinion (“APB”) 18, “The Equity Method of Accounting for Investments in Common Stock.”
As a result of the evaluation performed under APB 18, the Company recognized an impairment charge of $55.6 million or $1.14 per diluted share after tax, during the second quarter of fiscal 2009. This impairment charge is included in the equity investment losses for the nine months ended August 31, 2009.

As with any business in this adverse economic environment, management must find the optimal business model for long-term viability. In addition to revisiting the business vision for MA, management, with support of ownership, is also undertaking certain initiatives to improve inventory controls and buying cycles, as well as implementing changes to make MA a more efficiently operated and profitable company. The Company believes a revised MA business vision with focus on its core competencies along with streamlined operations, reduced operating costs and inventory risk, are necessary to achieve a leaner and more profitable operation in the future.
In the fiscal third quarter ending August 31, 2009, for various strategic purposes, MA ceased paying certain guaranteed royalties under several license agreements where estimated royalties payable based on projected sales were less than stipulated guaranteed minimum royalties payable (“unearned royalties”). All earned royalties that were due have been paid. MA has received notices from certain licensors alleging default under the license agreements if MA does not pay unearned royalties within stipulated cure periods. MA is attempting to obtain extensions from licensors where cure periods, including any subsequent extensions, have lapsed or are near termination.
Should such negotiations not be successful, should management decide to allow licensed defaults to remain uncured, or should licensors not grant extended cure periods and exercise their rights under the agreements, MA’s business and its ability to continue operating could be severely impacted. MA has not decided whether or when such payments, full or partial, may resume. Upon default, a material amount of guaranteed royalty payments under several license agreements could be asserted by the licensors as immediately due. MA is exploring other business strategies in conjunction with certain motorsports industry stakeholders that allow MA reasonable future opportunity to operate profitably.
The Company could increase its investment in MA, in the form of additional equity contributions or loans, in amounts that could be material. The Company could be required to fund part or all of its associated contingent guarantee obligations of up to approximately $11.6 million should MA have insufficient future financial resources and such obligations remain due. Should MA’s license renegotiations and other strategic efforts be insufficient, the Company could be required to record an impairment charge of up to the approximately $15.5 million, based on the Company’s carrying value of MA at August 31, 2009.
As of October 9, 2009, MA is not in compliance with one of its affirmative covenants under its credit and security agreement as a result of its auditor modifying their fiscal 2008 audit opinion. Based on information received from MA, the Company believes that MA’s bank will not take restrictive action with regards to this technical default and will continue to allow MA to operate under its credit line while monitoring the situation. MA does not have any outstanding balances on this credit facility as of October 9, 2009.
As of August 31, 2009, the Company believes the carrying value of its investment in MA of $15.5 million approximates its net realizeable value.
Daytona Live! Development
In May 2007, the Company announced that it had entered into a 50/50 joint venture (the “DLJV”) with The Cordish Company (“Cordish”) to explore a potential mixed-use entertainment destination development on 71 acres. The proposed development named Daytona Live! is located directly across International Speedway Boulevard from our Daytona motorsports entertainment facility. The acreage currently includes an existing office building which houses the Company’s present corporate headquarters and certain offices of NASCAR.
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
Final design plans for the development of the retail/dining/entertainment and hotel components are being completed and will incorporate the results of local market studies and further project analysis. While the Company continues to believe that a mixed-use retail/dining/entertainment area located across from its Daytona facility will be a successful project, given the current economic conditions and the uncertainty associated with the future, project development will depend on its economic feasibility.
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
Both ISC and Cordish anticipate contributing equal amounts to the DLJV for the remaining equity necessary for the project. The Company expects its contribution to range between $10.0 million and $15.0 million, plus land it currently owns. The balance is expected to be funded primarily by private financing obtained by the DLJV. Specific financing considerations for the DLJV are dependent on several factors, including lease arrangements, availability of project financing and overall market conditions. Lastly, when the new headquarters building is completed, the Company will relocate from its existing office building, which is expected be subsequently razed. Additional depreciation on this existing office building totaled approximately $0.5 million for the three months ended August 31, 2008 and approximately $1.6 million and $1.0 million for the nine months ended August 31, 2008 and 2009, respectively.
In accordance with the FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, the Company has determined that DBLHB is a variable interest entity for which it is considered to be the primary beneficiary. As the primary beneficiary, the Company has consolidated this entity in its financial statements as of August 31, 2009. As discussed above, in July 2008, DBLHB entered into a construction term loan agreement to finance the headquarters building. The construction loan agreement is collateralized by the underlying assets of DBLHB, including cash and the real property of the new office building which have a carrying value of approximately $50.0 million, at August 31, 2009, and are included in the Restricted Cash, Long-Term Restricted Cash and Investments, and Property and Equipment amounts included in the Consolidated Balance Sheets and Minority Interest amount recorded on the Consolidated Statements of Operations. As master tenant of the building, the Company has entered into a 25-year lease arrangement with DBLHB whereby such lease payments are consistent with the terms of the construction term loan funding requirements. The headquarters building financing is non-recourse to the Company and is secured by the lease between the Company and DBLHB.
In addition, the Company has evaluated the existing arrangements of DLJV and its remaining projects and has determined them to be variable interest entities as of August 31, 2009. The Company is presently not considered to be the primary beneficiary of these entities and accordingly has accounted for them as equity investments in its financial statements at August 31, 2009. The maximum exposure of loss to the Company, as a result of our involvement with the DLJV, is approximately $3.6 million at August 31, 2009. The Company does not expect this determination will change during the course of the development of the project.
Summarized financial information on the Company’s equity investments, excluding the previously discussed impairment charge totaling $55.6 million in the fiscal 2009 second quarter, for the three and nine months ended August 31, 2008 and 2009, are as follows (in thousands):

	Three Months Ended
	August 31,	August 31,
	2008	2009

Net sales	$56,356	$22,668
Gross profit	16,646	2,912
Operating income (loss)	101	(6,014)
Net loss	(280)	(6,478)

	Nine months ended
	August 31,	August 31,
	2008	2009

Net sales	$174,054	$93,840
Gross profit	58,346	18,433
Operating income (loss)	7,275	(11,515)
Net income (loss)	9,268	(13,144)
6. Goodwill and Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of the major classes of intangible assets relating to the Motorsports Event segment are as follows (in thousands):

		November 30, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Customer database	$500	$400	$100
Food, beverage and merchandise contracts	251	246	5

Total amortized intangible assets	751	646	105
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	923	—	923

Total non-amortized intangible assets	178,736	—	178,736

Total intangible assets	$179,487	$646	$178,841

		August 31, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Customer database	$500	$475	$25
Food, beverage and merchandise contracts	251	247	4

Total amortized intangible assets	751	722	29
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	923	—	923

Total non-amortized intangible assets	178,736	—	178,736

Total intangible assets	$179,487	$722	$178,765

The following table presents current and expected amortization expense of the existing intangible assets as of August 31, 2009 for each of the following periods (in thousands):

Amortization expense for the nine months ended August 31, 2009	$76
Estimated amortization expense for the year ending November 30:

2009	$101
2010	1
2011	1
2012	1
2013	1
There were no changes in the carrying value of goodwill during the three months ended August 31, 2009.
7. Long-Term Debt
Long-term debt consists of the following (in thousands):

	November 30,	August 31,
	2008	2009

4.2 percent Senior Notes	$150,152	$—
5.4 percent Senior Notes	149,939	149,948
5.8 percent Bank Loan	2,547	2,220
4.8 percent Revenue Bonds	2,060	1,871
6.8 percent Revenue Bonds	3,320	2,285
Construction Term Loan	51,300	51,300
TIF bond debt service funding commitment	65,729	65,785
2006 Credit Facility	150,000	100,000

	575,047	373,409
Less: current portion	153,002	3,182

	$422,045	$370,227

On April 23, 2004, the Company completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, the Company completed an offer to exchange these unsecured senior notes for registered senior notes with substantially identical terms (“2004 Senior Notes”). On April 15, 2009, the Company paid in full the $150 million principal 4.2% Senior Notes. At August 31, 2009, outstanding 2004 Senior Notes totaled approximately $149.9 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 5.4 percent and are due April 2014. The remaining 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at the option of the Company, at any time or from time to time at redemption prices as defined in the indenture. The Company’s wholly-owned domestic subsidiaries are guarantors of the 2004 Senior Notes. The 2004 Senior Notes also contain various restrictive covenants. Total gross proceeds from the sale of the 2004 Senior Notes were $300.0 million, net of discounts of approximately $431,000 and approximately $2.6 million of deferred financing fees. The deferred financing fees are being treated as additional interest expense and amortized over the life of the 2004 Senior Notes on a straight-line method, which approximates the effective yield method. In March 2004, the Company entered into interest rate swap agreements to effectively lock in the interest rate on approximately $150.0 million of the 4.2 percent Senior

Notes. The Company terminated these interest rate swap agreements on April 23, 2004 and received approximately $2.2 million, which was amortized over the life of the 4.2 percent Senior Notes.
In June 2008 the Company entered into an interest rate lock agreement to effectively lock in a substantial portion of the interest rate exposure on approximately $150.0 million notional amount in anticipation of refinancing the $150.0 million 4.2 percent Senior Notes that matured in April 2009. This interest rate lock was designated and qualified as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result of the ongoing uncertainty with the U.S. credit markets the Company continues to wait for a situation that it believes optimal to refinance the 4.2 percent Senior Notes that matured in the second quarter of fiscal 2009. Accordingly, on February 12, 2009, the Company amended and re-designated its interest rate lock agreement as a cash flow hedge. This amended agreement, with a principal notional amount of $150.0 million and an estimated fair value of a liability totaling $19.1 million at August 31, 2009, expires in February 2011. The estimated fair value is based on relevant market information and quoted market prices at August 31, 2009 and is recognized in other comprehensive loss in the consolidated financial statements.
The Company’s wholly-owned subsidiary, Raceway Associates, LLC, which owns and operates Chicagoland Speedway and Route 66 Raceway, has the following debt outstanding at August 31, 2009:
•	A bank term loan (“5.8 percent Bank Loan”) consisting of a construction and mortgage note with an original 20 year term due June 2018, a current interest rate of 5.8 percent and a monthly payment of $48,000 principal and interest. The interest rate and monthly payments will be adjusted on June 1, 2013. At August 31, 2009, outstanding principal on the 5.8 percent Bank Loan was approximately $2.2 million.

•	Revenue bonds payable (“4.8 percent Revenue Bonds”) consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.8 percent Revenue Bonds have an interest rate of 4.8 percent and a monthly payment of $29,000 principal and interest. At August 31, 2009, outstanding principal on the 4.8 percent Revenue Bonds was approximately $1.9 million.

•	Revenue bonds payable (“6.8 percent Revenue Bonds”) are special service area revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 6.8 percent Revenue Bonds are billed and paid as a special assessment on real estate taxes. Interest payments are due on a semi-annual basis at 6.8 percent with principal payments due annually. Final maturity of the 6.8 percent Revenue Bonds is January 2012. At August 31, 2009, outstanding principal on the 6.8 percent Revenue Bonds was approximately $2.3 million.
In July 2008, DBLHB entered into a construction term loan agreement to finance the construction of the Company’s new headquarters building. The loan is comprised of a $51.3 million principal amount with an interest rate of 6.25 percent which matures 25 years after the completion of the headquarters building.
In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) , issued approximately $71.3 million in taxable special obligation revenue (“TIF”) bonds in connection with the financing of construction of Kansas Speedway. At August 31, 2009, outstanding TIF bonds totaled approximately $65.8 million, net of the unamortized discount, which is comprised of a $17.0 million principal amount, 6.2 percent term bond due December 1, 2017 and $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly-owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation. The bond financing documents contain various restrictive covenants.
The Company currently has a $300.0 million revolving credit facility (“2006 Credit Facility”) which contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions. The 2006 Credit Facility is scheduled to mature in June 2011, and accrues interest at LIBOR plus 30.0-80.0 basis points, based on the Company’s highest debt rating as determined by specified rating agencies. The 2006 Credit Facility contains various restrictive covenants. At August 31, 2009, the Company had approximately $100.0 million outstanding under the Credit Facility.
On October 6, 2009, the Company entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company. The Master Agreement provides for a $100.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default.
Total interest expense from continuing operations incurred by the Company was approximately $4.0 million and $3.8 million for the three months ended August 31, 2008 and 2009, respectively, and $10.9 million and $15.6 million for the nine months ended August 31, 2008 and 2009, respectively. Total interest capitalized for the three months ended August 31, 2008 and 2009, was approximately $1.6 million and $718,000, respectively, and approximately $4.9 million and $2.0 million for the nine months ended August 31, 2008 and 2009, respectively.

Financing costs of approximately $4.9 million and $4.4 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2008 and August 31, 2009, respectively. These costs are being amortized on a straight line method, which approximates the effective yield method, over the life of the related financing.
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
Since inception of the Stock Purchase Plans through August 31, 2009, the Company has purchased 4,842,730 shares of its Class A common shares, for a total of approximately $210.8 million. Included in these totals are the purchases of 112,251 shares of its Class A common shares during the nine months ended August 31, 2009, at an average cost of approximately $24.71 per share (including commissions), for a total of approximately $2.8 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At August 31, 2009, the Company has approximately $39.2 million remaining repurchase authority under the current Stock Purchase Plans.
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
In July 2009, the Company granted a total of 37,993 options to the non-employee directors and 6,000 options to certain non-officer managers to purchase the Company’s Class A Common Stock. The exercise price for both groups of options is $25.62 per share. The non-employee director’s options become exercisable one year after the date of grant and expire on the tenth anniversary of the date of grant. The non-officer manager’s options vest over a two and one-half year period and expire on the tenth anniversary of the date of grant. In accordance with SFAS 123(R) the Company is recognizing stock-based compensation on its stock options granted on the straight-line method over the requisite service period. The fair value of each option granted is estimated on the grant date using the Black-Scholes-Merton option-pricing valuation model that uses the assumptions in the following table:

Expected volatility	21.2%-24.2%
Weighted average volatility	23.8%
Expected dividends	0.5%
Expected term (in years)	5.0-7.3
Risk-free rate	2.5%-3.0%
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
As of August 31, 2009, the Company has a total liability of approximately $22.2 million for uncertain tax positions, inclusive of tax, interest, and penalties. Of this amount, approximately $13.6 million represents income tax liability for uncertain tax positions related to various federal and state income tax matters, primarily the tax depreciation issue discussed below. If the accrued liability was de-recognized, approximately $3.3 million of taxes would impact the Company’s consolidated statement of operations as a reduction to its effective tax rate. Included in the balance sheet at August 31, 2009 are approximately $10.3 million of items of which, under existing tax laws, the ultimate deductibility is certain but for which the timing of the deduction is uncertain. Because of the impact of deferred income tax accounting, a deduction in a subsequent period would result in a deferred tax asset. Accordingly, upon de-recognition, the tax benefits associated with the reversal of these timing differences would have no impact, except for related interest and penalties, on the Company’s effective income tax rate.

The Company recognizes interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. As of August 31, 2009, the Company has accrued approximately $8.0 million of interest and $0.6 million of penalties related to uncertain tax positions. If the accrued interest was de-recognized, approximately $4.9 million would impact the Company’s consolidated statement of operations as a reduction to its effective tax rate.
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
The Settlement concludes an examination process the Service opened in fiscal 2002 that challenged the tax depreciation treatment of a significant portion of the Company’s motorsports entertainment facility assets. The Company believes the Settlement reaches an appropriate compromise on this issue. As a result of the Settlement, the Company is currently pursuing settlements on similar terms with the appropriate state tax authorities. Under these terms, the Company expects to pay between $6.0 million and $9.0 million in total to finalize the settlements with the various states. The Company believes that it has provided adequate reserves related to these various state matters including interest charges through August 31, 2009, and, as a result, does not expect that such an outcome would have a material adverse effect on results of operations.
Effective Income Tax Rates
The tax treatment of certain restructuring initiatives is the principal cause of the decreased effective income tax rate during the three and nine months ended August 31, 2008. The decrease was partially offset during the nine month period ended August 31, 2008, by the tax exempt nature of a non-cash charge to correct the carrying value of certain other assets in the first quarter of fiscal 2008. The tax treatment of providing a valuation allowance related to losses incurred in equity investments is the principal cause of the increased effective income tax rate during the three and nine months ended August 31, 2009. The increase was partially offset by the reduction in income taxes due to the interest income related to the Settlement with the Service in the second quarter of fiscal 2009.
As a result of the above items, the Company’s effective income tax rate decreased from the statutory income rate to approximately 32.3 percent and approximately 37.8 percent for the three and nine months ended August 31, 2008, respectively, and increased from the statutory income rate to approximately 49.8 percent and 109.8 percent for the three and nine months ended August 31, 2009, respectively.
11. Related Party Disclosures and Transactions
All of the racing events that take place during the Company’s fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association, AMA Pro Racing, the Automobile Racing Club of America, the American Sportbike Racing Association — Championship Cup Series, the Federation Internationale de L’Automobile, the Federation Internationale Motocycliste, Grand American Road Racing Association (“Grand American”), Historic Sportscar Racing, Indy Racing League (“IRL”), NASCAR, National Hot Rod Association (“NHRA”), the Porsche Club of America, the Sports Car Club of America, the Sportscar Vintage Racing Association, the United States Auto Club and the World Karting Association. NASCAR, Grand American (which became a wholly-owned subsidiary of NASCAR in October 2008) and AMA Pro Racing each of which sanctions some of the Company’s principal racing events, are entities controlled by one or members of the France Family Group which controls in excess of 69 percent of the combined voting power of the outstanding stock of the Company, and some members of which serve as directors and officers of the Company. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR and its subsidiaries from continuing operations for disbursement to competitors, which are exclusive of NASCAR and its subsidiaries sanction fees, totaled approximately $37.1 million and $33.2 million for the three months ended August 31, 2008 and 2009, respectively, and approximately $95.5 million and $92.6 million for the nine months ended August 31, 2008 and 2009, respectively. These numbers are not comparable because Grand American was not a subsidiary of NASCAR for the three and nine months ended August 31, 2008. There were no prize and point fund monies paid by the Company to NASCAR and its subsidiaries related to the discontinued operations for the three and nine months ended August 31, 2008 and 2009, respectively.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire NASCAR Sprint Cup, Nationwide and Camping World Truck series schedules. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR Sprint Cup, Nationwide and Camping World Truck series event. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Sprint Cup, Nationwide and Camping World Truck series event as a component of its sanction fees and remits the remaining 90.0 percent to the event promoter. The event promoter pays 25.0 percent of the gross broadcast rights fees allocated to the event as part of the previously discussed prize money paid to NASCAR for disbursement to competitors. The Company’s television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events conducted at its wholly-owned facilities, and recorded as part of motorsports related revenue, were approximately $69.6 million and $60.0 million for the three months ended August 31, 2008 and 2009, respectively, and $191.8 million and $182.6 million for the nine months ended August 31, 2008 and 2009, respectively. There were no television broadcast and ancillary rights fees received from NASCAR related to discontinued operations during the three and nine months ended August 31, 2008 and 2009, respectively.
12. Commitments and Contingencies
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal and any required premium and interest on the 2002 STAR Bonds. At August 31, 2009, the Unified Government had approximately $2.9 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
The Company has guaranteed minimum royalty payments under certain agreements through December 2015, with a remaining maximum exposure at August 31, 2009, of approximately $11.6 million.
In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling $3.4 million at August 31, 2009. At August 31, 2009, there were no amounts drawn on the standby letters of credit.
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
Subsequently, on January 11, 2008 Kentucky Speedway, LLC filed a Notice of Appeal to the United States Court of Appeal for the Sixth Circuit. The oral argument occurred on July 30, 2009. The Company expects the appellate process to be resolved in its favor in approximately 3 to 6 months.
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

13. Segment Reporting
The following tables provide segment reporting of the Company for the three months ended August 31, 2008 and 2009 (in thousands):

	Three Months Ended August 31, 2008
	Motorsports	All
	Event	Other	Total

Revenues	$200,999	$13,260	$214,259
Depreciation and amortization	15,788	2,077	17,865
Operating income	58,758	2,267	61,025
Capital expenditures	38,237	11,204	49,441
Total assets	1,744,052	304,013	2,048,065
Equity investments	80,983	—	80,983

	Three Months Ended August 31, 2009
	Motorsports	All
	Event	Other	Total

Revenues	$162,626	$10,707	$173,333
Depreciation and amortization	16,326	1,562	17,888
Operating income	14,657	911	15,568
Capital expenditures	12,549	11,588	24,137
Total assets	1,688,806	266,794	1,955,600
Equity investments	15,456	130	15,586

	Nine months ended August 31, 2008
	Motorsports	All
	Event	Other	Total

Revenues	$549,259	$35,765	$585,024
Depreciation and amortization	46,230	6,388	52,618
Operating income	167,210	3,661	170,871
Capital expenditures	66,266	21,156	87,422

	Nine months ended August 31, 2009
	Motorsports	All
	Event	Other	Total

Revenues	$465,477	$27,327	$492,804
Depreciation and amortization	48,769	5,999	54,768
Operating income	97,151	125	97,276
Capital expenditures	36,189	29,330	65,519
Intersegment revenues were approximately $1.1 million and $420,000 for the three months ended August 31, 2008 and 2009, respectively, and approximately $3.0 million and $1.4 million for the nine months ended August 31, 2008 and 2009, respectively.
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
Included in the tables below, are condensed consolidating balance sheets as of November 30, 2008 and August 31, 2009, condensed consolidating statements of operations for the three and nine months ended August 31, 2008 and 2009, and condensed consolidating statements of cash flows for the nine months ended August 31, 2008 and 2009, of: (a) the Parent; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries, consisting of the consolidated DBLHB variable interest entity; (d) elimination entries necessary to consolidate Parent with guarantor and non-guarantor subsidiary(ies); and (e) the Company on a consolidated basis (in thousands).

	Condensed Consolidating Balance Sheet at November 30, 2008
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Current assets	$113,851	$181,601	$2,405	$(15,979)	$281,878
Property and equipment, net	19,636	1,299,659	11,936	—	1,331,231
Advances to and investments in subsidiaries	2,898,327	905,565	—	(3,803,892)	—
Other assets	102,461	425,119	40,130	—	567,710

Total Assets	$3,134,275	$2,811,944	$54,471	$(3,819,871)	$2,180,819

Current liabilities	$169,761	$136,166	$3,869	$(158)	$309,638
Long-term debt	1,154,254	9,505	51,250	(792,964)	422,045
Deferred income taxes	(110,357)	214,529	—	—	104,172
Other liabilities	183,642	19,963	—	—	203,605
Total shareholders’ equity (deficit)	1,736,975	2,431,781	(648)	(3,026,749)	1,141,359

Total Liabilities and Shareholders’ Equity	$3,134,275	$2,811,944	$54,471	$(3,819,871)	$2,180,819

	Condensed Consolidating Balance Sheet at August 31, 2009
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Current assets	$124,645	$169,618	$4,095	$(13,765)	$284,593
Property and equipment, net	30,004	1,256,298	33,536	—	1,319,838
Advances to and investments in subsidiaries	2,842,822	974,179	—	(3,817,001)	—
Other assets	11,732	322,421	17,016	—	351,169

Total Assets	$3,009,203	$2,722,516	$54,647	$(3,830,766)	$1,955,600

Current liabilities	$21,545	$131,432	$5,471	$152	$158,600
Long-term debt	1,224,127	(104,239)	52,012	(801,673)	370,227
Deferred income taxes	18,779	214,520	276	—	233,575
Other liabilities	41,231	19,407	—	—	60,638
Total shareholders’ equity (deficit)	1,703,521	2,461,396	(3,112)	(3,029,245)	1,132,560

Total Liabilities and Shareholders’ Equity	$3,009,203	$2,722,516	$54,647	$(3,830,766)	$1,955,600

	Condensed Consolidating Statement of Operations
	For The Three Months Ended August 31, 2008
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Total revenues	$355	$237,633	$—	$(24,780)	$213,208
Total expenses	8,824	168,139	—	(24,780)	152,183
Operating (loss) income	(8,469)	69,494	—	—	61,025
Interest and other income (expense), net	3,733	4,525	(130)	(11,752)	(3,624)
(Loss) income from continuing operations	(18,773)	69,497	(130)	(11,752)	38,842
Net (loss) income	(18,773)	69,446	(130)	(11,752)	38,791

	Condensed Consolidating Statement of Operations
	For The Three Months Ended August 31, 2009
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Total revenues	$331	$186,050	$6,780	$(20,248)	$172,913
Total expenses	8,340	161,053	8,200	(20,248)	157,345
Operating (loss) income	(8,009)	24,997	(1,420)	—	15,568
Interest and other expense, net	(827)	(2,427)	(103)	(3,341)	(6,698)
(Loss) income from continuing operations	(9,761)	19,081	(1,523)	(3,341)	4,456
Net (loss) income	(9,761)	19,038	(1,523)	(3,341)	4,413

	Condensed Consolidating Statement of Operations
	For The Nine months ended August 31, 2008
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Total revenues	$1,264	$689,774	$—	$(109,034)	$582,004
Total expenses	27,349	492,818	—	(109,034)	411,133
Operating (loss) income	(26,085)	196,956	—	—	170,871
Interest and other (expense) income, net	(5,806)	22,063	(130)	(24,560)	(8,433)
(Loss) income from continuing operations	(73,138)	198,920	(130)	(24,560)	101,092
Net (loss) income	(73,138)	198,802	(130)	(24,560)	100,974

	Condensed Consolidating Statement of Operations
	For The Nine months ended August 31, 2009
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Total revenues	$1,127	$577,163	$6,810	$(93,690)	$491,410
Total expenses	24,688	454,585	8,551	(93,690)	394,134
Operating (loss) income	(23,561)	122,578	(1,741)	—	97,276
Interest and other income (expense), net	4,448	(60,611)	(437)	(19,762)	(76,362)
(Loss) income from continuing operations	(26,963)	46,852	(2,178)	(19,762)	(2,051)
Net (loss) income	(26,963)	46,722	(2,178)	(19,762)	(2,181)

	Condensed Consolidating Statement of Cash Flows
	For The Nine months ended August 31, 2008
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(38,837)	$250,430	$1,925	$(36,229)	$177,289
Net cash provided by (used in) investing activities	162,119	(251,183)	(53,225)	36,229	(106,060)
Net cash (used in) provided by financing activities	(125,866)	(2,369)	51,300	—	(76,935)

	Condensed Consolidating Statement of Cash Flows
	For The Nine months ended August 31, 2009
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash provided by (used in) by operating activities	$79,276	$179,308	$(5,583)	$(13,429)	$239,572
Net cash provided by (used in) investing activities	133,807	(183,920)	6,992	13,429	(29,692)
Net cash used in financing activities	(209,842)	(1,550)	—	—	(211,392)

PART I.	FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Impairment of Long-Lived Assets
New York Metropolitan Speedway Development
In connection with our efforts to develop a major motorsports entertainment facility in the New York metropolitan area, our subsidiary, 380 Development, LLC, purchased a total of 676 acres located in the New York City borough of Staten Island in early fiscal 2005 and began improvements including fill operations on the property. In December 2006, we announced its decision to discontinue pursuit of the speedway development on Staten Island. In May 2007, we entered into a Consent Order with the New York Department of Environmental Conservation (“DEC”) to resolve certain issues surrounding the fill operations and the prior placement of fill at the site that contained constituents above regulatory thresholds. The Consent Order required us to remove non-compliant fill pursuant to an approved comprehensive fill removal plan, and to pay a penalty to DEC of $562,500, half of which was paid in May 2007 and the other half of which was suspended so long as we complied with the terms of the Consent Order. During the second quarter of fiscal 2009 the DEC notified us that we had complied with the terms of the Consent Order and that we had no further obligations under the Consent Order. The property is currently marketed for sale and the Company has received interest from multiple parties. During the third quarter of fiscal 2009, we determined, based on our understanding of the real estate market and ongoing discussions with interested parties, that the current carrying value of the property was in excess of the fair market value. As a result, we recognized a non-cash, pre-tax charge in our results of approximately $13.0 million, or $0.16 per diluted share after-tax, which is included in the Motorsports Event segment.

Equity and Other Investments
Motorsports Authentics
We are partners with Speedway Motorsports, Inc. in a 50/50 joint venture, SMISC, LLC, which, through its wholly-owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics (“MA”). MA is a leader in design, promotion, marketing and distribution of motorsports licensed merchandise.
Our 50.0 percent portion of MA’s operating results was equity in net loss of approximately ($3.2) million for the three months ended August 31, 2009 as compared to equity in net income of approximately $196,000 for the same period of the prior year and equity in net loss of approximately ($6.6) million for the nine months ending August 31, 2009 as compared to equity in net income of approximately $5.0 million for the same period of the prior year and are included in Equity in Net Income (Loss) From Equity Investments in our consolidated statements of operations. MA’s performance in 2008 benefited significantly from product sales associated with a new team, car number and sponsor for MA’s most significant license and, primarily in the first fiscal quarter of 2008, the 50th running of the Daytona 500. MA did not benefit from similar unique opportunities for the sale of licensed merchandise in the same fiscal periods of 2009. In addition, MA’s performance has been impacted by unprecedented adverse economic trends, particularly the decline in consumer confidence and the rise in unemployment that began to manifest in early fiscal 2008 and has increasingly contributed to the decrease in attendance for motorsports entertainment events during the three and nine months ended August 31, 2009. As with our core business, we expect these adverse economic trends to continue through fiscal 2009 and into fiscal 2010.
MA designs, markets and distributes officially licensed motorsports merchandise, including die-cast scaled replicas of motorsports vehicles, apparel and memorabilia, through a variety of retail and wholesale channels, including trackside at racing events, specialty retailers, and mass retail department stores and chains. MA excels in the distribution of merchandise trackside at racing events and to certain specialty retailers. Additionally, MA is considered “best in class” in the design and distribution of NASCAR die-cast vehicles. Both are areas in which we expect MA to maintain and grow its leadership position for the foreseeable future. Other channels of distribution include licensed apparel and memorabilia to mass retailers. In recent months, MA management and ownership have considered various approaches to optimize performance in these distribution channels. As the challenges have been assessed, it became apparent during the second quarter of fiscal 2009, that there is significant risk in future business initiatives in mass apparel, memorabilia and other yet to be developed products. These initiatives had previously been deemed achievable and were included in projections that supported the carrying value of inventory, goodwill and other intangible assets on MA’s balance sheet. This analysis, combined with a long-term macroeconomic outlook that is believed to be less robust than previously expected, triggered MA’s review of certain assets under SFAS 142 and 144. MA’s management is currently performing an evaluation of the level of impairment on its goodwill, intangible and other long-lived assets, which is expected to be completed within the next one to three months. We evaluated our carrying value of our equity investment in MA at May 31, 2009, in accordance with Accounting Principles Board Opinion (“APB”) 18, “The Equity Method of Accounting for Investments in Common Stock.”
As a result of the evaluation performed under APB 18, we recognized an impairment charge of $55.6 million or $1.14 per diluted share after tax, during the second quarter of fiscal 2009. This impairment charge is included in the equity investment losses for the nine months ended August 31, 2009.
As with any business in this adverse economic environment, management must find the optimal business model for long-term viability. In addition to revisiting the business vision for MA, management, with support of ownership, is also undertaking certain initiatives to improve inventory controls and buying cycles, as well as implementing changes to make MA a more efficiently operated and profitable company. We believe a revised MA business vision with focus on its core competencies along with streamlined operations, reduced operating costs and inventory risk, are necessary to achieve a leaner and more profitable operation in the future.
In the fiscal third quarter ending August 31, 2009, for various strategic purposes, MA ceased paying certain guaranteed royalties under several license agreements where estimated royalties payable based on projected sales were less than stipulated guaranteed minimum royalties payable (“unearned royalties”). All earned royalties that were due have been paid. MA has received notices from certain licensors alleging default under the license agreements if MA does not pay unearned royalties within stipulated cure periods. MA is attempting to obtain extensions from licensors where cure periods, including any subsequent extensions, have lapsed or are near termination.
Should such negotiations not be successful, should management decide to allow licensed defaults to remain uncured, or should licensors not grant extended cure periods and exercise their rights under the agreements, MA’s business and its ability to continue operating could be severely impacted. MA has not decided whether or when such payments, full or partial, may resume. Upon default, a material amount of guaranteed royalty payments under several license agreements could be asserted by the licensors as immediately due. MA is exploring other business strategies in conjunction with certain motorsports industry stakeholders that allow MA reasonable future opportunity to operate profitably.
We could increase our investment in MA, in the form of additional equity contributions or loans, in amounts that could be material.

We could be required to fund part or all of our associated contingent guarantee obligations of up to approximately $11.6 million should MA have insufficient future financial resources and such obligations remain due. Should MA’s license renegotiations and other strategic efforts be insufficient, we could be required to record an impairment charge of up to the approximately $15.5 million, based on our carrying value of MA at August 31, 2009.
As of October 9, 2009, MA is not in compliance with one of its affirmative covenants under its credit and security agreement as a result of its auditor modifying their fiscal 2008 audit opinion. Based on information received from MA, we believe that MA’s bank will not take restrictive action with regards to this technical default and will continue to allow MA to operate under its credit line while monitoring the situation. MA does not have any outstanding balances on this credit facility as of October 9, 2009.
As of August 31, 2009, we believe the carrying value of our investment in MA of $15.5 million approximates its net realizable value.
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
In September 2008, we suspended purchases under the Stock Purchase Plans as a result of our desire to build cash balances due to the challenges facing the credit markets. In June 2009, we reactivated the Stock Purchase Plans and authorized our agent to purchase shares under certain opportunistic parameters, which encompass price, corporate and regulatory requirements, capital availability and other market conditions. On a quarterly basis and pursuant to the trading plan under Rule10b5-1, we review and adjust, if necessary, the parameters of our Stock Purchase Plans.
Since inception of the Stock Purchase Plans through August 31, 2009, we have purchased 4,842,730 shares of our Class A common shares, for a total of approximately $210.8 million. Included in these totals are the purchases of 112,251 shares of our Class A common shares during the nine months ended August 31, 2009, at an average cost of approximately $24.71 per share (including commissions), for a total of approximately $2.8 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At August 31, 2009, we have approximately $39.2 million remaining repurchase authority under the current Stock Purchase Plans.
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
The Settlement concludes an examination process the Service opened in fiscal 2002 that challenged the tax depreciation treatment of a significant portion of our motorsports entertainment facility assets. We believe the Settlement reaches an appropriate compromise on this issue. As a result of the Settlement, we are currently pursuing settlements on similar terms with the appropriate state tax authorities. Under these terms, we expect to pay between $6.0 million and $9.0 million in total to finalize the settlements with the various states. We believe that we have provided adequate reserves related to these various state matters including interest charges through August 31, 2009, and, as a result, do not expect that such an outcome would have a material adverse effect on results of operations.
Effective Income Tax Rates
The tax treatment of certain restructuring initiatives is the principal cause of the decreased effective income tax rate during the three and nine months ended August 31, 2008. The decrease was partially offset during the nine month period ended August 31, 2008, by the tax exempt nature of a non-cash charge to correct the carrying value of certain other assets in the first quarter of fiscal 2008. The tax treatment of providing a valuation allowance related to losses incurred in equity investments is the principal cause of the increased effective income tax rate during the three and nine months ended August 31, 2009. The increase was partially offset by the reduction in income taxes due to the interest income related to the Settlement with the Service in the second quarter of fiscal 2009.

As a result of the above items, our effective income tax rate decreased from the statutory income rate to approximately 32.3 percent and approximately 37.8 percent for the three and nine months ended August 31, 2008, respectively, and increased from the statutory income rate to approximately 49.8 percent and 109.8 percent for the three and nine months ended August 31, 2009, respectively.
Future Trends in Operating Results
Economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates, may impact our ability to sell tickets to our events and to secure revenues from corporate marketing partnerships. We believe that adverse economic trends, particularly credit availability, the decline in consumer confidence, the rise in unemployment and increased fuel and food costs, significantly contributed to the decrease in attendance for certain of our motorsports entertainment events during fiscal 2008. We have seen certain of these trends persist to date in fiscal 2009 and expect they will continue to adversely impact our business well into 2010, which negatively impacts our attendance-related, as well as corporate partner, revenues.
Admissions
An important component of our operating strategy has been our long-standing practice of focusing closely on supply and demand when evaluating ticket pricing and adjusting capacity at our facilities. By effectively managing ticket prices and seating capacity, we can stimulate ticket renewals and advance sales. Advance ticket sales result in earlier cash flow and reduce the potential negative impact of actual and forecasted inclement weather on ticket sales.
With any ticketing program, we first examine our pricing structure to ensure that prices are in line with market demand. Typically, we raise prices on select areas of our facilities during any one year. When necessary, we will reduce pricing on inventory. We are sensitive to the economic challenges that many of our fans face, and to address this, in 2009, we lowered prices on over 150,000 seats, or 15.0 percent of our grandstand capacity, for NASCAR Sprint Cup events across the Company.
For our 2010 events, we are expanding our reduced pricing to approximately 500,000 seats throughout our facilities as well as unbundling a substantial number of tickets to better respond to consumer demand. We will also develop renewal pricing that will encourage and reward our best customers, those that renew early. In addition to pricing, we are providing fans various incentives as well as special access privileges. In addition, we have created ticket packages that provide added value opportunities, making it more affordable for our fans to attend live events. These packages may include an “all-you-can-eat” component; fuel saving offers; and military discounts. As we want to develop the next generation motorsports fan, we have expanded our youth initiative to encourage families to attend by providing substantial savings on tickets for children under 12 years of age.
We believe our pricing levels and initiatives are on target with demand, based on our research and analysis, while not damaging the long-term value of our business. It is important that we maintain the integrity of our pricing model by rewarding our best and loyal customers. We don’t adjust pricing inside of the sales cycle and avoid rewarding last-minute ticket buyers by discounting tickets. Further, we limit and monitor the availability of promotional tickets. All of these factors could have a detrimental effect on our pricing model and long-term value of our business. We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth than to capture short-term incremental revenue.
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
As the economic outlook further deteriorated in the latter part of fiscal 2008 and has extended into fiscal 2009, we are experiencing a slowdown in corporate spending. In addition, the process of securing sponsorship deals has become more time consuming as corporations are more closely scrutinizing their marketing budgets. We expect these trends to continue well into 2010.
Despite current economic conditions, we continue to bring new sponsors into the sport, such as Able Body Labor, GoDaddy.com, Kraft Foods and HP Hood. We continue to believe that revenues from our corporate marketing relationships will grow over the long term, contributing to strong earnings and cash flow stability and predictability.
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
These long-term contracts give significant cash flow visibility to us, race teams and NASCAR over the contract period. Television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events conducted at our wholly owned facilities under these agreements, and recorded as part of motorsports related revenue, were approximately $69.6 million and $60.0 million for the three months ended August 31, 2008 and 2009, respectively, and approximately $191.8 million and $182.6 million for the nine months ended August 31, 2008 and 2009, respectively. Operating income generated by these media rights were approximately $51.4 million and $43.9 million for the three months ended August 31, 2008 and 2009, respectively, and approximately $134.4 million and $126.2 million for the nine months ended August 31, 2008 and 2009, respectively.
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
Motorsports Event Realignment
Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction events at our facilities, particularly with NASCAR, whose sanctioned events at our wholly owned facilities accounted for approximately 87.5 percent of our revenues in fiscal 2008. NASCAR continues to entertain and discuss proposals from track operators regarding potential realignment of NASCAR Sprint Cup Series dates to more geographically diverse and potentially more desirable markets where there may be greater demand, resulting in an opportunity for increased revenues to the track operators. NASCAR approved realignments of certain NASCAR Sprint Cup and other events at our facilities. We believe that the realignments have provided, and will continue to provide, incremental net positive revenue and earnings as well as further enhance the sport’s exposure in highly desirable markets, which we believe benefits the sport’s fans, teams, sponsors and television broadcast partners as well as promoters. We believe we are well positioned to capitalize on these future opportunities. One example is our proposed hotel and casino project at Kansas Speedway (see “Kansas Hotel and Casino Development”). NASCAR has indicated that it is open to discussion regarding additional date realignments, and, assuming our proposal is awarded the casino management contract by the State of Kansas as part of the current re-bidding process, we plan to petition NASCAR for an additional date realignment for that speedway.
Capital Improvements
Since we compete with newer entertainment venues for patrons and sponsors, we will continue to evaluate opportunities to enhance our facilities, thereby producing additional revenue opportunities and improving the event experience for our guests. Major examples of these efforts include:
     Fiscal 2006
•	Renovations and expansions at the Auto Club Speedway of Southern California (“Auto Club Speedway”) (formerly The California Speedway), where we renovated and expanded the facility’s front midway area. The new plaza features a full-service outdoor café with cuisine by celebrity chef Wolfgang Puck, in addition to a town center, retail store and concert stage. Other highlights include shade features, modified entry gates, expanded hospitality areas, radio broadcast locations, giant video walls, leisure areas and grass and water accents. This project was the direct result of fan feedback, and further demonstrates our commitment to providing a premium entertainment environment for our guests. In fiscal 2008, we are adding escalators to improve traffic flow to suites and tower seats as well as adding other fan amenities;

•	We replaced approximately 14,000 grandstand seats behind turns three and four at Phoenix International Raceway (“Phoenix”) with upgraded grandstands and luxury suites behind turn one which provided improved sightlines and a more premium seating and suite experience for our fans. We also added a 100-person premier club called Octane atop the turn one grandstands, which provided guests with an elite setting to experience racing in style; and

•	We repaved Talladega Superspeedway’s (“Talladega”) 2.6 mile oval. Talladega’s racing surface had not been repaved since 1979, and we believe the newly paved racing surface has enhanced the thrilling on-track competition.
     Fiscal 2007
•	In connection with the construction of the three-tiered grandstand at Richmond International Raceway (“Richmond”), we completed the 700-person, members only Torque Club for individual fans looking to enjoy a race weekend in style or businesses seeking to entertain clients. The Torque Club also serves as a unique site for special events on non-race weekends throughout the year. Escalators to improve traffic flow to the new Torque Club and grandstand were added in fiscal 2008.
     Fiscal 2008
•	We installed track lighting at Chicagoland as well as improved certain electrical infrastructure in certain camping areas. In addition to enhancing the guest experience, we now have the flexibility to run events later in the day in the event of inclement weather;

•	We repaved Darlington Raceway (“Darlington”) and constructed a tunnel in Turn 3 that provides improved access for fans and allows emergency vehicles to easily enter and exit the infield area of the track. These collective projects mark the largest one-time investment in the 50-year history of the storied South Carolina facility;

•	We enhanced seating at Michigan International Speedway (“Michigan”) to provide wider seats, seatbacks and more leg room for fans. We also added incremental camping capacity and new shower/restroom facilities for our on-site overnight guests, as well as installed a state-of-the-art 110-foot, three-sided LED scoreboard for fans to more easily follow the on-track competition. Finally, we added additional branded way-finding signage to help pedestrians, motorists and campers find their way in, out and around the 1,400-acre racetrack property; and

•	We constructed new media centers at Watkins Glen International (“Watkins Glen”) and Homestead, which we believe increased appeal to media content providers, sports journalists, racing team owners and drivers and others involved in the motorsports industry.
     Fiscal 2009
•	We are constructing a new media center at Michigan as part of the terrace suite redevelopment project which is expected to increase appeal to media content providers, sports journalists, racing team owners and drivers and others involved in the motorsports industry;

•	To further enhance our guest experience, we are to reconfiguring tram and pedestrian routes at Richmond; building a new tram stop at Daytona; and, replacing the seats in the lower grandstands at Talladega; and

•	We have constructed a new leader board at Homestead, which will be the prototype for future tracks.
For the remainder of fiscal 2009, we anticipate modest capital spending on other projects for maintenance, safety and regulatory requirements, as well as for preserving the guest experience at our events to enable us to effectively compete with other sports venues for consumer and corporate spending.
Growth Strategies
Our growth strategies also include exploring ways to grow our businesses through acquisitions, developments and joint ventures. This has most recently been demonstrated through the acquisitions of the additional interests in Raceway Associates, owner and operator of Chicagoland and Route 66; our Motorsports Authentics joint venture (see previous discussion of “Equity and Other Investments”); and, our planned real estate development joint ventures (see “Daytona Live! Development” and “Kansas Hotel and Casino Development”).
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
Subsequently, on January 11, 2008 Kentucky Speedway, LLC filed a Notice of Appeal to the United States Court of Appeal for the Sixth Circuit. The oral argument occurred on July 30, 2009. We expect the appellate process to be resolved in our favor in approximately 3 to 6 months.
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
Because of the seasonal concentration of racing events, the results of operations for the three and six month periods ended August 31, 2008 and 2009 are not indicative of the results to be expected for the year.
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

	Three Months Ended		Nine months ended
	August 31,	August 31,	August 31,	August 31,
	2008	2009	2008	2009
	(Unaudited)		(Unaudited)

Net income (loss)	$38,791	$4,413	$100,974	$(2,181)
Loss from discontinued operations, net of tax	51	43	118	130

Income (loss) from continuing operations	38,842	4,456	101,092	(2,051)
Equity in net (income) loss from equity investments, net of tax	(120)	3,239	(3,039)	62,152

Consolidated income from continuing operations excluding equity in net (income) loss from equity investments	38,722	7,695	98,053	60,101
Adjustments, net of tax:
Interest income from IRS settlement	—	—	—	(8,923)
Additional depreciation	320	—	960	638
Impairment of long-lived assets	20	8,229	1,175	8,281
Tax benefit associated with restructuring initiatives	(3,477)	—	(3,477)	—
Correction of certain other assets’ carrying value	—	—	3,758	—

Non-GAAP net income	$35,585	$15,924	$100,469	$60,097

Per share data:
Diluted earnings (loss) per share	$0.79	$0.09	$2.02	$(0.04)
Loss from discontinued operations, net of tax	0.00	0.00	0.00	0.00

Income (loss) from continuing operations	0.79	0.09	2.02	(0.04)
Equity in net (income) loss from equity investments, net of tax	0.00	0.07	(0.06)	1.28

Consolidated income from continuing operations excluding equity in net (income) loss from equity investments	0.79	0.16	1.96	1.24
Adjustments, net of tax:
Interest income from IRS settlement	—	—	—	(0.18)
Additional depreciation	0.01	—	0.02	0.01
Impairment of long-lived assets	0.00	0.17	0.02	0.17
Tax benefit associated with restructuring initiatives	(0.07)	—	(0.07)	—
Correction of certain other assets’ carrying value	—	—	0.08	—

Non-GAAP diluted earnings per share	$0.73	$0.33	$2.01	$1.24

Comparison of the Results for the Three and Nine months ended August 31, 2008 to the Results for the Three and Nine months ended August 31, 2009.
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended		Nine Months ended
	August 31,	August 31,	August 31,	August 31,
	2008	2009	2008	2009
	(Unaudited)		(Unaudited)
Revenues:
Admissions, net	29.4%	30.3%	29.6%	29.3%
Motorsports related	60.8	61.3	59.0	61.3
Food, beverage and merchandise	8.6	7.3	10.1	8.0
Other	1.2	1.1	1.3	1.4

Total revenues	100.0	100.0	100.0	100.0
Expenses:
Direct:
Prize and point fund monies and NASCAR sanction fees	20.7	23.8	19.2	22.5
Motorsports related	23.9	28.4	21.5	22.4
Food, beverage and merchandise	5.5	5.1	6.2	5.6
General and administrative	13.0	15.3	14.4	15.7
Depreciation and amortization	8.3	10.4	9.0	11.2
Impairment on long-lived assets	0.0	7.9	0.3	2.8

Total expenses	71.4	90.9	70.6	80.2

Operating income	28.6	9.1	29.4	19.8
Interest income and other	0.2	0.1	(0.4)	0.2
Interest expense	(1.9)	(2.2)	(1.9)	(3.2)
Equity in net (loss) income from equity investments	(0.1)	(1.9)	0.8	(12.6)
Minority interest	0.1	0.1	0.0	0.1

Income from continuing operations before income taxes	26.9	5.2	27.9	4.3
Income taxes	8.7	2.6	10.5	4.7

Income (loss) from continuing operations	18.2	2.6	17.4	(0.4)
Loss from discontinued operations	0.0	0.0	0.0	0.0

Net income (loss)	18.2%	2.6%	17.4%	(0.4)%

Comparability of results for the three and nine months ended August 31, 2009 and 2008 was impacted by the following:
•	Economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates, impact our ability to sell tickets to our events and to secure revenues from corporate marketing partnerships. We believe that unprecedented adverse economic trends, particularly credit availability, the decline in consumer confidence and the rise in unemployment, began to manifest in early fiscal 2008 and have increasingly contributed to the decrease in attendance related as well as corporate partner revenues for certain of our motorsports entertainment events during the three and nine months ended August 31, 2009;

•	Further impacting the comparability of the periods were strong consumer and corporate sales for the 50th running of the Daytona 500 in fiscal 2008. This monumental anniversary of the “Great American Race” provided significant unique opportunities to drive attendance and revenue above the otherwise strong appeal of this marquee event and the sport of NASCAR in general;

•	An IRL series event held at Homestead in the second quarter of fiscal 2008 will be conducted in the fourth quarter of fiscal 2009;

•	An IRL series event held at Chicagoland Speedway in the fourth quarter of fiscal 2008 was conducted in the third quarter of fiscal 2009;

•	On February 27, 2009, we acquired the 50.0 percent ownership interest in Stock-Car Montreal L.P. we did not previously own, bringing our ownership to 100.0 percent. This acquisition was accounted for as a business combination and the operations of Stock-Car Montreal L.P. are included in our consolidated operations subsequent to the date of acquisition. Prior to this date, we had accounted for their operations as an equity method investment. A NASCAR Nationwide Series and Grand American Series event were held at Stock-Car Montreal during the third quarter of fiscal 2009;

•	The fall NASCAR Sprint Cup and Nationwide events at Auto Club Speedway were held in the third quarter of fiscal 2008. The corresponding events will be conducted in the fourth quarter of fiscal 2009;

•	During the third quarter of fiscal 2009, we determined, based on our understanding of the real estate market and ongoing discussions with interested parties, that the current carrying value of the Staten Island property was in excess of the fair market value. As a result, we recognized a non-cash, pre-tax charge in our results of approximately $13.0 million, or $0.16 per diluted share after-tax, and was recorded in impairment of long-lived assets in the consolidated statement of operations;

•	Due to the acquisition of Grand American by NASCAR in October 2008, expenses related to prize, point and sanction fees are reported as part of prize and point fund monies and NASCAR sanction fees on the consolidated statement of operations for fiscal year 2009 while reported as part of motorsports related expense in fiscal 2008;

•	During the second quarter of fiscal 2009, we recorded certain charges related to our joint venture Motorsports Authentics (see Equity and Other Investments);

•	During the first quarter of fiscal 2008, we recorded a non-cash charge totaling approximately $3.8 million, or $0.07 per diluted share, to correct the carrying value amount of certain other assets. This adjustment was recorded in interest income and other in the consolidated statement of operations; and

•	During the second quarter of fiscal 2009 we recognized interest income, net of tax, of approximately $8.9 million, or $0.18 per diluted share, in our income tax expense as a result of the previously discussed Settlement with the Service.
Admissions revenue decreased approximately $10.3 million, or 16.5 percent, and $28.4 million, or 16.5 percent, during the three and nine months ended August 31, 2009, respectively, as compared to the same periods of the prior year. We believe that the decrease for the three month period is primarily driven by previously discussed adverse economic trends including decreases in weighted average ticket prices as a result of pricing strategies for our NASCAR Sprint Cup events in 2009 (see “Future Trends in Operating Results”) and the timing of the fall events at the Auto Club Speedway. Partially offsetting these decreases was the timing of the IRL event at Chicagoland Speedway and the consolidation of the Nationwide series event weekend at Stock-Car Montreal. In addition to the factors discussed above, the results for the nine month period are further impacted by the strong demand for the 50th running of the Daytona 500 and the supporting events during Speedweeks 2008. Partially offsetting these decreases was a slight increase in the weighted average ticket prices for certain events conducted during Speedweeks at Daytona in fiscal 2009.
Motorsports related revenue decreased approximately $23.6 million, or 18.2 percent, and $42.3 million, or 12.3 percent, during the three and nine months ended August 31, 2009, respectively, as compared to the same periods of the prior year. The decreases in the three and nine month periods were predominately attributable to the timing of fall events at the Auto Club Speedway and decreases in sponsorship, suite and hospitality revenues for certain events conducted during the periods, which we believe result largely from the previously discussed adverse economic conditions. To a lesser extent, lower track rentals, advertising and ancillary rights revenues also contributed to the decreases. Partially offsetting these decreases were the Nationwide series event weekend at Stock-Car Montreal, the timing of the IRL event at Chicagoland Speedway and an increase in television broadcast rights.
Food, beverage and merchandise revenue decreased approximately $5.8 million, or 31.4 percent, and $19.4 million, or 33.0 percent, during the three and nine months ended August 31, 2009, respectively, as compared to the same periods of the prior year. The decreases for the three and nine month periods are largely attributable to the previously discussed decreased attendance as well as lower per capita sales in fiscal 2009 affecting catering, concessions and merchandise sold and to a lesser extent, the timing of fall events at the Auto Club Speedway. In addition, the decrease for the nine month period is impacted by the strong sales of the Daytona 500 50th anniversary product in fiscal 2008. Partially offsetting these decreases was the Nationwide series event weekend at Stock-Car Montreal and timing of the IRL event at Chicagoland Speedway.
Prize and point fund monies and NASCAR sanction fees decreased approximately $2.8 million, or 6.5 percent, and $1.1 million, or 1.0 percent, during the three and nine months ended August 31, 2009, respectively, as compared to the same periods of the prior year. The decreases in the three and nine month periods were attributable to the timing of fall events at the Auto Club Speedway. Partially offsetting these decreases was the Nationwide series event at Stock-Car Montreal and the previously discussed increase in television broadcast rights fees for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events conducted during the periods, as standard NASCAR sanctioning agreements require specific percentage of television broadcast rights fees to be paid to competitors, as well as the aforementioned reclassification of amounts related to Grand American in fiscal 2009.

Motorsports related expenses decreased by approximately $1.8 million, or 3.4 percent, and $14.7 million, or 11.8 percent, during the three and nine months ended August 31, 2009, respectively, as compared to the same periods of the prior year. The decrease for the three month period is predominately attributable to reduced promotional, advertising and other race related expenses during the period as a result of focused cost containment initiatives as well as the timing of fall events at the Auto Club Speedway. Partially offsetting these decreases was the Nationwide series event weekend at Stock-Car Montreal and timing of the IRL event at Chicagoland Speedway. The decrease for the nine month period is due to the previously discussed factors as well as higher promotional and advertising expenses for the 50th running of the Daytona 500 in fiscal 2008. To a lesser extent, the aforementioned reclassification of amounts related to Grand American competition costs in fiscal 2009, the rescheduling of the IRL race at Homestead from the second fiscal quarter in 2008 to the fourth fiscal quarter in 2009, and the timing of fall events at the Auto Club Speedway also contributed to the decrease. Partially offsetting these decreases was the Nationwide series event weekend at Stock-Car Montreal and timing of the IRL event at Chicagoland Speedway. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue increased to approximately 31.0 percent and 24.8 percent for the three and nine months ended August 31, 2009, as compared to 26.5 percent and 24.2 percent for the same respective periods in the prior year. The margin decrease is primarily due to the aforementioned Stock-Car Montreal events conducted in the third quarter of fiscal 2009, as well as lower admissions and motorsports related revenues during the three and nine month periods, partially offset by initiatives to reduce costs.
Food, beverage and merchandise expense decreased approximately $2.8 million, or 24.1 percent, and $8.6 million, or 23.8 percent, during the three and nine months ended August 31, 2009, respectively, as compared to the same periods of the prior year. The decreases for the three and nine month periods are primarily attributable to variable costs associated with the lower sales of merchandise, catering and concessions sales. To a lesser extent, the timing of fall events at the Auto Club Speedway also contributed to the decreases. Partially offsetting these decreases was the timing of the IRL event at Chicagoland Speedway. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue increased to approximately 70.2 percent and 70.0 percent for the three and nine months ended August 31, 2009, as compared to 63.5 percent and 61.5 percent for the same respective periods in the prior year. Economies of scale and the ratio of fixed to variable costs attributed to the decrease in margin. This is especially evident for fiscal 2009 Speedweeks sales as compared to strong sales surrounding the 50th running of the Daytona 500 in fiscal 2008.
General and administrative expenses decreased approximately $1.1 million, or 4.1 percent, and $6.6 million, or 7.9 percent, during the three and nine months ended August 31, 2009, respectively, as compared to the same periods of the prior year. Driven by focused cost containment initiatives, we reduced legal fees, other professional fees, personnel related and various other costs associated with our ongoing business compared to the prior year periods. General and administrative expenses as a percentage of total revenues increased to approximately 15.3 percent and 15.7 percent for the three and nine months ended August 31, 2009, as compared to 13.0 percent and 14.4 percent for the same respective periods in the prior year. The margin decrease during the three and nine month periods is primarily due to the previously discussed decrease in revenues, partially offset by our cost containment efforts.
Depreciation and amortization expense increased approximately $23,000, or 0.1 percent, and $2.1 million, or 4.1 percent, during the three and nine months ended August 31, 2009, respectively, as compared to the same periods of the prior year. The slight increase was largely attributable to capital expenditures for our ongoing facility enhancements and related initiatives.
Impairment of long-lived assets increased approximately $13.7 million and $11.9 million during the three and nine months ended August 31, 2009, respectively, as compared to the same periods of the prior year. The increases were almost entirely due to the aforementioned mentioned charge taken related to our Staten Island property.
Interest income and other decreased by approximately $161,000 and increased by approximately $3.2 million during the three and nine months ended August 31, 2009, respectively, as compared to the same periods of the prior year. The increase in the nine month period is almost entirely due to the aforementioned non-cash charge of $3.8 million, or $0.07 per diluted share, in the first quarter of fiscal 2008, to correct the carrying value of certain other assets. Slightly offsetting the increase were lower interest rates on higher cash balances as compared to the same period in the prior year.
Interest expense decreased by approximately $219,000 and increased approximately $4.7 million during the three and nine months ended August 31, 2009, respectively, as compared to the same periods of the prior year. The three month period decrease is substantially due to the payment of the $150 million principal 4.2% Senior Notes partially offset by lower capitalized interest and a higher outstanding balance on the 2006 Credit Facility during the period. The nine month period increase is primarily due to lower capitalized interest and higher average borrowings on our credit facility in the period as compared to the same period in fiscal 2008 partially offset by the repayment of the $150 million principal 4.2% Senior Notes in April 2009.
Equity in net income (loss) from equity investments represents our 50.0 percent equity investment in Motorsports Authentics (see “Equity and Other Investments”).
Our effective income tax rate was approximately 49.8 percent and 109.8 percent, for the three and nine months ended August 31, 2009, respectively, as compared to 32.3 percent and 37.8 percent for the same respective periods of the prior year. The changes are substantially a result of the tax treatment of losses incurred in our equity investments in fiscal 2009 and the tax treatment of certain restructuring initiatives in fiscal 2008. Partially offsetting these changes was the interest income related to the Settlement with the Service (see “Income Taxes”) during the second quarter of fiscal 2009 and the tax exempt nature of the previously discussed non-cash charge to interest income and other during the first quarter of fiscal 2008.
The operations of Nazareth are presented as discontinued operations, net of tax, for all periods presented in accordance with SFAS No. 144.
As a result of the foregoing, net income for the three and nine month periods ending August 31, 2009, as compared to the same periods in prior year, reflected a decrease of approximately $34.4 million, or $0.70 per diluted share, and $103.2 million, or $2.06 per diluted share, respectively.
Liquidity and Capital Resources
General
We have historically generated sufficient cash flow from operations to fund our working capital needs and capital expenditures at existing facilities, payment of an annual cash dividend and more recently, to repurchase our shares under our Stock Purchase Plan. In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance of long-term debt, borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects. At August 31, 2009, we had cash, cash equivalents and short-term investments totaling approximately $217.6 million, $150.0 million principal amount of senior notes outstanding, $100.0 million in current borrowings on our $300.0 million revolving credit facility, a debt service funding commitment of approximately $65.8 million principal amount related to the taxable special obligation revenue (“TIF”) bonds issued by the Unified Government; and, $6.4 million principal amount of other third party debt. At August 31, 2009, we had a working capital surplus of $126.0 million, primarily as a result of the cash, cash equivalents and short-term investments, the payment from the Service discussed above and the payment of the current maturity of our $150 million principal 4.2% senior notes in our second fiscal quarter. At November 30, 2008, we had a working capital deficit of $27.8 million, primarily as a result of the cash used for the acquisitions of our common stock under our Stock Purchase Plans and the current liability for the senior notes discussed above.
Our liquidity is primarily generated from our ongoing motorsports operations, and we expect our strong operating cash flow to continue in the future. In addition, as of August 31, 2009, we had approximately $200.0 million available to draw upon under our revolving credit facility, if needed, and paid down an additional $25.0 million of the outstanding balance subsequent to quarter end. See “Future Liquidity” for additional disclosures relating to our credit facility and certain risks that may affect our near term operating results and liquidity.
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
During the nine months ended August 31, 2009, our significant cash flows items include the following:
•	net cash provided by operating activities totaled approximately $239.6 million;

•	capital expenditures totaling approximately $65.5 million;

•	proceeds from affiliates, net of advance to affiliates, totaling approximately $11.9 million;

•	decrease in restricted cash and investments totaling approximately $25.0 million; and

•	payment of long-term debt totaling approximately $201.6 million.
Capital Expenditures
Capital expenditures totaled approximately $65.5 million for the nine months ended August 31, 2009, compared to approximately $87.4 million for the nine months ended August 31, 2008. Capital expenditures during the nine months ended August 31, 2009, included approximately $24.1 million related to construction of our new headquarters building in Daytona Beach, Florida which is funded from long-term restricted cash and investments provided by the headquarters financing; the balance of the spending for the period relates to grandstand seating enhancements at Michigan; grandstand seating enhancements and new vehicle parking areas at Daytona; and, a variety of other improvements and renovations to our facilities.
At August 31, 2009, we had approximately $90.5 million in capital projects currently approved of which approximately $45.6 million is expected to be incurred during the remainder of fiscal 2009. Included in this amount is the installation of a new prototype leader board in Homestead; grandstand seating enhancements and infield improvements at Michigan; grandstand seating enhancements and parking improvements at Daytona; acquisition of land and land improvements at various facilities for expansion of parking, camping capacity and other uses; and, a variety of other improvements and renovations to our facilities that enable us to effectively compete with other sports venues for consumer and corporate spending. In addition to the approved capital projects noted above, we expect to spend the remaining long-term restricted cash and investments on our headquarters building, of which approximately $8.3 million is expected to be spent in fiscal 2009.
As a result of these currently approved projects and anticipated additional approvals in fiscal 2009 as well as the long-term restricted cash and investments related to the headquarters building, we expect our total fiscal 2009 capital expenditures will be approximately $115.0 million to $125.0 million, depending on the timing of certain projects. We expect approximately $68.3 million in spending for existing facilities; $32.4 million on our headquarters building; and the balance in land purchases, Staten Island and Stock-Car Montreal spending. We review our capital expenditure program periodically and modify it as required to meet current business needs.

We review the capital expenditure program periodically and modify it as required to meet current business needs.
Future Liquidity
General
As discussed in “Future Trends in Operating Results”, economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates, may impact our ability to sell tickets to our events and to secure revenues from corporate marketing partnerships. We believe that adverse economic trends, particularly credit availability, the decline in consumer confidence, the rise in unemployment and increased fuel and food costs, significantly contributed to the decrease in attendance for certain of our motorsports entertainment events during fiscal 2008, have increasingly contributed to the decrease in attendance related as well as corporate partner revenues for certain of our motorsports entertainment events during the three and nine months ended August 31, 2009, and expect they will continue to adversely impact our attendance-related, as well as corporate partner, revenues well into 2010. This could negatively impact year-over-year comparability for most all of our revenue categories for fiscal 2009, with the exception of domestic broadcast media rights fees.
Our cash flow from operations consists primarily of ticket, hospitality, merchandise, catering and concession sales and contracted revenues arising from television broadcast rights and marketing partnerships. Despite current economic conditions, we believe that cash flows from operations, along with existing cash, cash equivalents, short-term investments, and available borrowings under our 2006 Credit Facility, will be sufficient to fund:
•	operations and approved capital projects at existing facilities for the foreseeable future;

•	payments required in connection with the funding of the Unified Government’s debt service requirements related to the TIF bonds;

•	payments related to our existing debt service commitments;

•	any equity contributions in connection with the Motorsports Authentics, Daytona Live! and Kansas Hotel and Casino;

•	any potential payments associated with our keepwell agreements;

•	payments for share repurchases under our Stock Purchase Plan; and

•	fees and expenses incurred in connection with the current legal proceeding discussed in Part II “Legal Proceedings.”
Accordingly, in October 2008, as a result of our desire to build cash balances due to the troubled credit markets, we drew down on our $300.0 million 2006 Credit Facility the $150.0 million necessary to fund the $150.0 million in senior notes that matured in April 2009 (see below in “Future Liquidity”). We used these borrowings under the 2006 Credit Facility to pay the April maturity and currently view the balance as a bridge to a more favorable credit market. We will utilize operating cash flow to pay down the balance on the 2006 Credit Facility in the interim.
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

Long-Term Obligations and Commitments
On April 23, 2004, we completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, we completed an offer to exchange the senior notes for registered senior notes with substantially identical terms (“2004 Senior Notes”). On April 15, 2009, we paid in full the $150 million principal 4.2% Senior Notes. At August 31, 2009, outstanding 2004 Senior Notes totaled approximately $149.9 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 5.4 percent and are due April 2014. The remaining 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Our wholly-owned domestic subsidiaries are guarantors of the 2004 Senior Notes.
In June 2008 we entered into an interest rate lock agreement to effectively lock in a substantial portion of the interest rate exposure on approximately $150.0 million notional amount in anticipation of refinancing the $150.0 million 4.2 percent Senior Notes that matured in April 2009. This interest rate lock was designated and qualified as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result of the ongoing uncertainty in the U.S. credit markets we continue to wait for a situation we believe optimal to refinance the 4.2 percent Senior Notes that matured in the second quarter of fiscal 2009. Accordingly, on February 12, 2009, we amended and redesignated our interest rate lock agreement as a cash flow hedge. This amended agreement, with a principal notional amount of $150.0 million and an estimated fair value of a liability totaling $19.1 million at August 31, 2009, expires in February 2011. The estimated fair value is based on relevant market information and quoted market prices at August 31, 2009 and is recognized in other comprehensive loss in the consolidated financial statements.
Our wholly-owned subsidiary, Raceway Associates, which owns and operates Chicagoland Speedway and Route 66 Raceway, has the following debt outstanding at August 31, 2009:
•	A bank term loan (“5.8 percent Bank Loan”) consisting of a construction and mortgage note with an original 20 year term due June 2018, a current interest rate of 5.8 percent and a monthly payment of $48,000 principal and interest. The interest rate and monthly payments will be adjusted on June 1, 2013. At August 31, 2009, outstanding principal on the 5.8 percent Bank Loan was approximately $2.2 million.

•	Revenue bonds payable (“4.8 percent Revenue Bonds”) consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.8 percent Revenue Bonds have an initial interest rate of 4.8 percent and a monthly payment of $29,000 principal and interest. At August 31, 2009, outstanding principal on the 4.8 percent Revenue Bonds was approximately $1.9 million.

•	Revenue bonds payable (“6.8 percent Revenue Bonds”) that are special service area revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 6.8 percent Revenue Bonds are billed and paid as a special assessment on real estate taxes. Interest payments are due on a semi-annual basis at 6.8 percent with principal payments due annually. Final maturity of the 6.8 percent Revenue Bonds is January 2012. At August 31, 2009, outstanding principal on the 6.8 percent Revenue Bonds was approximately $2.3 million.
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
In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) issued approximately $71.3 million in TIF bonds in connection with the financing of construction of Kansas Speedway. At August 31, 2009, outstanding TIF bonds totaled approximately $65.8 million, net of the unamortized discount, which is comprised of a $17.0 million principal amount, 6.2 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by our wholly-owned subsidiary, Kansas Speedway Corporation. Principal (mandatory redemption) payments per the Funding Commitment are payable by Kansas Speedway Corporation on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. Kansas Speedway Corporation granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway’s boundaries and are not our obligation. Kansas Speedway Corporation has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At August 31, 2009, the Unified Government had approximately $2.9 million in 2002 STAR Bonds outstanding. Under a keepwell agreement, we have agreed to provide financial assistance to Kansas Speedway Corporation, if necessary, to support its guarantee of the 2002 STAR Bonds.

We currently have a $300.0 million revolving credit facility (“2006 Credit Facility”) which contains a feature that allows us to increase the credit facility to a total of $500.0 million, subject to certain conditions. The 2006 Credit Facility is scheduled to mature in June 2011, and accrues interest at LIBOR plus 30.0 — 80.0 basis points, based on our highest debt rating as determined by specified rating agencies. At August 31, 2009, we had approximately $100.0 million outstanding under the 2006 Credit Facility.
On October 6, 2009, we entered into a Master Shelf and Note Purchase Agreement (the “Master Agreement”) with a national insurance company. The Master Agreement provides for a $100.0 million private uncommitted “shelf” facility for the issuance of senior unsecured notes over a three-year period, with interest rates that may be fixed or floating and with such maturity dates, not to exceed ten years, as the parties may determine. The Master Agreement includes various covenants, limitations and events of default.
We have guaranteed minimum royalty payments under certain agreements through December 2015, with a remaining maximum exposure at August 31, 2009, of approximately $11.6 million.
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
Daytona Live! Development
In May 2007, we announced that it we entered into a 50/50 joint venture (the “DLJV”) with The Cordish Company (“Cordish”) to explore a potential mixed-use entertainment destination development on 71 acres. The proposed development named Daytona Live! is located directly across International Speedway Boulevard from our Daytona motorsports entertainment facility. The acreage currently includes an existing office building which houses our present corporate headquarters and certain offices of NASCAR.
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
Final design plans for the development of the retail/dining/entertainment and hotel components are being completed and will incorporate the results of local market studies and further project analysis. While we continue to believe that a mixed-use retail/dining/entertainment area located across from our Daytona facility will be a successful project, given the current economic conditions and the uncertainty associated with the future, development of the project will depend on its economically feasibility.
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
We and Cordish anticipate contributing equal amounts to the DLJV for the remaining equity necessary for the project. We expect our contribution to range between $10.0 million and $15.0 million, plus land we currently own. The balance is expected to be funded primarily by private financing obtained by the DLJV. Specific financing considerations for the DLJV are dependent on several factors, including lease arrangements, availability of project financing and overall market conditions. Lastly, when the new headquarters building is completed, we will relocate from our existing office building, which is expected be subsequently razed. Additional depreciation on this existing office building totaled approximately $0.5 million for the three months ended August 31, 2008 and approximately $1.6 million and $1.0 million for the nine months ended August 31, 2008 and 2009, respectively.
In accordance with the FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, we have determined that DBLHB is a variable interest entity for which it is considered to be the primary beneficiary. As the primary beneficiary, we have consolidated this entity in its financial statements as of August 31, 2009. As discussed above, in July 2008, DBLHB entered into a construction term loan agreement to finance the headquarters building. The construction loan agreement is collateralized by the underlying assets of DBLHB, including cash and the real property of the new office building which have a carrying value of approximately $50.0 million, at August 31, 2009, and are included in the Restricted Cash, Long-Term Restricted Cash and Investments, and Property and Equipment amounts included in the Consolidated Balance Sheets and Minority Interest amount recorded on the Consolidated Statements of Operations. As master tenant of the building, we have entered into a 25-year lease arrangement with DBLHB whereby such lease payments are consistent with the terms of the construction term loan funding requirements. The headquarters building financing is non-recourse to us and is secured by the lease between us and DBLHB.
In addition, we have evaluated the existing arrangements of DLJV and its remaining projects and have determined them to be variable interest entities as of August 31, 2009. We are presently not considered to be the primary beneficiary of these entities and accordingly have accounted for them as equity investments in its financial statements at August 31, 2009. The maximum exposure of loss to us, as a result of our involvement with the DLJV, is approximately $3.6 million at August 31, 2009. We do not expect this determination will change during the course of the development of the project.
Kansas Hotel and Casino Development
In September 2007, our wholly owned subsidiary Kansas Speedway Development Corporation (“KSDC”) and The Cordish Company entity, Kansas Entertainment Investors, with whom we have formed Kansas Entertainment, LLC (“KJV”) to pursue this project, submitted a joint proposal to the Unified Government for the development of a casino, hotel and retail and entertainment project in Wyandotte County, on property adjacent to Kansas Speedway. The Unified Government has approved rezoning of approximately 102 acres at Kansas Speedway to allow development of the proposed project. The Kansas Lottery Commission will act as the state’s casino owner.
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
In January 2009, the State of Kansas re-opened the bidding process for the casino management contract with proposals due by April 1, 2009. KJV submitted a revised joint proposal to the Unified Government for the development of a casino and certain dining and entertainment options. The proposal also contemplates the development, depending upon market conditions and demand, of a hotel, convention facility and retail and entertainment district. The Unified Government has endorsed our proposal and that of the other casino project proposed for Wyandotte County. The Kansas Lottery Commission is evaluating our proposal and that of the other casino project proposed for Wyandotte County and is negotiating management agreements with those respective managers. On August 28, 2009 the Kansas Lottery Commission recommended both of the managers to the Kansas Lottery Gaming Facility Review Board for review and background checks by the Kansas Racing and Gaming Commission. The Kansas Lottery Gaming Facility Review Board was expected to take 60 days following receipt of the Kansas Lottery Commission recommendation to award the management agreement and development rights for Wyandotte County. The entire process is expected to be completed by early fiscal 2010.
Subsequent to August 31, 2009, Kansas Entertainment Investors, our partner in the KJV, was replaced by Penn National Gaming (“Penn”). Penn will hold 50.0 percent of the membership interests in the proposed project. Penn will serve as the managing member and will be responsible for the development and operation of the casino and hotel. The development of future phases of the project will depend on market demand. On the regulatory front, the Kansas Lottery Gaming Facility Review Board has requested that the governor grant an extension of 60 days for its final selection of the gaming facility operator in the Northeast Zone (Wyandotte County). A final decision by the Kansas Lottery Gaming Facility Review Board is expected when that body meets on December 1, 2009. Thereafter, the Kansas Racing and Gaming Commission must complete its background investigation of the gaming facility manager before the contract with the Kansas Lottery Commission becomes effective. We expect the entire process to be completed in December 2009 or in early January 2010.
The initial phase of the project, which is planned to comprise approximately 190,000 square feet, includes a 100,000 square foot casino gaming floor with approximately 2,300 slot machines and 86 table games, a high-energy center bar, and dining and entertainment options and is projected to cost approximately $390 million. The full budget of all potential phases is projected at over $800 million, and would be financed by the joint venture between KSDC and Penn.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the three and nine month periods ended August 31, 2009, there have been no material changes in our market risk exposures.
ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES
Subsequent to August 31, 2009, and prior to the filing of this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at August 31, 2009, and during the period prior to the filing of this report.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Maximum number of
				shares (or approximate
			Total number of	dollar value of shares)
			shares purchased as	that may yet be
	Total number	Average	part of publicly	purchased under the
	of shares	price paid	announced plans or	plans or programs (in
Period	purchased	per share	programs	thousands)
June 1, 2009 - June 30, 2009	—	$—	—	$42,000
July 1, 2009 - July 31, 2009
Repurchase program	112,251	24.71	112,251	39,210
August 1, 2009 - August 31, 2009	—	—	—	39,210

	112,251		112,251

In December 2006 we implemented a share repurchase program (“Stock Purchase Plan”) under which we are authorized to purchase up to $150.0 million of our outstanding Class A common shares. In February 2008 we announced that our Board of Directors had authorized an incremental $100.0 million share repurchase program. Collectively these programs are described as the “Stock Purchase Plans.” The Stock Purchase Plans allows us to purchase up to $250.0 million of our outstanding Class A common shares. The timing and amount of any shares repurchased under the Stock Purchase Plans will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plans may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates. In September 2008, we suspended purchases under the Stock Purchase Plans as a result of our desire to build cash balances due to the challenges facing the credit markets. In June 2009, we reactivated the Stock Purchase Plans and authorized our agent to purchase shares under certain opportunistic parameters, which encompass price, corporate and regulatory requirements, capital availability and other market conditions. On a quarterly basis and pursuant to the trading plan under Rule10b5-1, we review and adjust, if necessary, the parameters of our Stock Purchase Plans. Since inception of the Stock Purchase Plans through August 31, 2009, we have purchased 4,842,730 shares of our Class A common shares, for a total of approximately $210.8 million. Included in these totals are the purchases of 112,251 shares of our Class A common shares during the nine months ended August 31, 2009, at an average cost of approximately $24.71 per share (including commissions), for a total of approximately $2.8 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At August 31, 2009, we have approximately $39.2 million remaining repurchase authority under the current Stock Purchase Plans.

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

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)
Date: October 9, 2009	/s/ Daniel W. Houser
Daniel W. Houser, Senior Vice President,
Chief Financial Officer, Treasurer