Form 10-K
period 2009-11-30
INTERNATIONAL SPEEDWAY CORP
filed 2010-01-29
CIK 51548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year period ended November 30, 2009
INTERNATIONAL SPEEDWAY CORPORATION
(Exact name of registrant as specified in its charter)

ONE DAYTONA BOULEVARD, DAYTONA BEACH, FLORIDA	32114
(Address of principal executive offices)	(Zip code)

FLORIDA	O-2384	59-0709342
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification Number)
Registrant’s telephone number, including area code: (386) 254-2700
Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock — $.01 par value	NASDAQ/National Market System
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
YES ☑      NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The aggregate market value of the voting stock held by nonaffiliates of the registrant as of May 31, 2009 was $747,135,348.62 based upon the last reported sale price of the Class A Common Stock on the NASDAQ National Market System on Friday, May 30, 2008 and the assumption that all directors and executive officers of the Company, and their families, are affiliates.
At December 31, 2009, there were outstanding: No shares of Common Stock, $.10 par value per share, 27,901,508 shares of Class A Common Stock, $.01 par value per share, and 20,558,017shares of Class B Common Stock, $.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE. The information required by Part III is to be incorporated by reference from the definitive information statement which involves the election of directors at our April 2010 Annual Meeting of Shareholders and which is to be filed with the Commission not later than 120 days after November 30, 2009. Certain of the exhibits listed in Part IV are incorporated by reference from the Company’s Registration Statement filed on Form S-4, File No. 333-118168.
EXCEPT AS EXPRESSLY INDICATED OR UNLESS THE CONTEXT OTHERWISE REQUIRES, “ISC,” “WE,” “OUR,” “COMPANY,” “US,” OR “INTERNATIONAL SPEEDWAY” MEAN INTERNATIONAL SPEEDWAY CORPORATION, A FLORIDA CORPORATION, AND ITS SUBSIDIARIES.

[This page was intentionally left blank]

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
In addition, we promote major motorsports activities in Montreal, Quebec, through our wholly owned subsidiary, Stock-Car Montreal.
In 2009, these motorsports entertainment facilities promoted well over 100 stock car, open wheel, sports car, truck, motorcycle and other racing events, including:
•	21 National Association for Stock Car Auto Racing (“NASCAR”) Sprint Cup Series events;

•	16 NASCAR Nationwide Series events;

•	10 NASCAR Camping World Truck Series events;

•	five Indy Racing League (“IRL”) IndyCar Series events;

•	one National Hot Rod Association (“NHRA”) POWERade drag racing event;

•	six Grand American Road Racing Association (“Grand American”) events including the premier sports car endurance event in the United States, the Rolex 24 at Daytona; and

•	a number of other prestigious stock car, sports car, open wheel and motorcycle events.
Our business consists principally of promoting racing events at these major motorsports entertainment facilities, which, in total, currently have more than one million grandstand seats and 530 suites. We earn revenues and generate substantial cash flows primarily from admissions, television and ancillary media rights fees, promotion and sponsorship fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating), advertising revenues, royalties from licenses of our trademarks and track rentals. We own Americrown Service Corporation (“Americrown”), which provides catering, concessions and merchandise sales and service at certain of our motorsports entertainment facilities. We also own and operate the Motor Racing Network, Inc. radio network, or MRN Radio, the nation’s largest independent motorsports radio network in terms of event programming, and the Daytona 500 EXperience—The Ultimate Motorsports Attraction, a motorsports themed entertainment complex and the Official Attraction of NASCAR.
At the beginning of fiscal 2008, entitlement of two of NASCAR’s premiere series changed. The NASCAR NEXTEL Cup Series became the NASCAR Sprint Cup Series and the NASCAR Busch Series became the NASCAR Nationwide Series. At the beginning of fiscal 2009, entitlement for the NASCAR Craftsman Truck series changed and became the NASCAR Camping World Truck Series. Throughout this document, the naming convention for these series is consistent with the current branding.
INCORPORATION
We were incorporated in 1953 under the laws of the State of Florida under the name “Bill France Racing, Inc.” and changed our name to “Daytona International Speedway Corporation” in 1957. With the groundbreaking for Talladega Superspeedway in 1968, we changed our name to “International Speedway Corporation.” Our principal executive offices are located at One Daytona Boulevard, Daytona Beach, Florida 32114, and our telephone number is (386) 254-2700. We maintain a website at http://www.internationalspeedwaycorporation.com/. The information on our website is not part of this report.
OPERATIONS
The general nature of our business is a motorsports themed amusement enterprise, furnishing amusement to the public in the form of motorsports themed entertainment. Our motorsports themed event operations consist principally of racing events at our major motorsports entertainment facilities, which include providing catering, merchandise and food concessions at our motorsports entertainment facilities that host NASCAR Sprint Cup Series events except for catering and food concessions at Chicagoland Speedway (“Chicagoland”) and Route 66 Raceway (“Route 66”). Our other operations include the Daytona 500 EXperience motorsports entertainment complex, MRN Radio, our 50.0 percent equity investment in the joint venture SMISC, LLC (“SMISC”), which conducts business through a wholly owned subsidiary Motorsports Authentics, LLC, and certain other activities. We derived approximately 89.7 percent of our 2009 revenues from NASCAR-sanctioned racing events at our wholly owned motorsports entertainment facilities.
In addition to events sanctioned by NASCAR, in fiscal 2009, we promoted other stock car, open wheel, sports car, motorcycle and go-kart racing events sanctioned by the American Historic Racing Motorcycle Association, the American Motorcyclist Association, AMA Pro Racing, the Automobile Racing Club of America (“ARCA”), the American Sportbike Racing Association — Championship Cup Series (“CCS”), the Federation International de L’Automobile, the Federation International Motocycliste, Grand American, Historic Grand Prix, Historic Sportscar Racing, IRL, NHRA, the Porsche Club of America, the Sports Car Club of America (“SCCA”), the Sportscar Vintage Racing Association, Team Demo Association, the United States Auto Club (“USAC”), and the World Karting Association.
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
MRN Radio
Our subsidiary, Motor Racing Network, Inc., does business under the name “MRN Radio,” but is not a radio station. Rather, it creates motorsports-related programming content carried on radio stations around the country, as well as a national satellite radio service, Sirius XM Radio. MRN Radio produces and syndicates to radio stations live coverage of the NASCAR Sprint Cup, Nationwide and Camping World Truck series races and certain other races conducted at our motorsports entertainment facilities, as well as some races conducted at motorsports entertainment facilities we do not own. Each track presently has the ability to separately contract for the rights to radio broadcasts of NASCAR and certain other events held at its facilities. In addition, MRN Radio provides production services for Sprint Vision, the trackside large screen video display units, at substantially all NASCAR Series event weekends. MRN Radio also produces and syndicates daily and weekly NASCAR racing-themed programs. MRN Radio derives revenue from the sale of national advertising contained in its syndicated programming, the sale of advertising and audio and video production services for Sprint Vision, as well as from rights fees paid by radio stations that broadcast the programming.
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
EQUITY INVESTMENTS
Motorsports Authentics
We partnered with Speedway Motorsports, Inc. in a 50/50 joint venture, SMISC, which, through its wholly-owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics. Motorsports Authentics is a leader in design, promotion, marketing and distribution of motorsports licensed merchandise.
Kansas Hotel and Casino Development
We have a 50/50 partnership with Penn National Gaming (“Penn”) to pursue the development of a casino, hotel and retail and entertainment project in Wyandotte County, on property adjacent to our Kansas Speedway facility. Penn will serve as the managing member and will be responsible for the development and operation of the casino and hotel.
Other Equity Investments
Our equity investments also included our 50.0 percent limited partnership investment in Stock-Car Montreal L.P. prior to the acquisition of the remaining interest in February 2009 and our pro rata share of our 37.5 percent equity investment in Raceway Associates, LLC (“Raceway Associates”) prior to the acquisition of the remaining interest in February 2007.
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
Employees
As of November 30, 2009 we had over 900 full-time employees. We also engage a significant number of temporary personnel to assist during periods of peak attendance at our events, some of whom are volunteers. None of our employees are represented by a labor union. We believe that we enjoy a good relationship with our employees.
Company Website Access and SEC Filings
The Company’s website may be accessed at http://www.internationalspeedwaycorporation.com/. Through a link on the Investor Relations portion of our internet website, you can access all of our filings with the Securities and Exchange Commission (“SEC”). However, in the event that the website is inaccessible our filings are available to the public over the internet at the SEC’s website at http://www.sec.gov. You may also read and copy any document we file with the SEC at its public reference facilities at 100 F Street, NE, Washington, D.C. 20549. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities. You can also obtain information about us at the offices of the National Association of Securities Dealers, 1735 K St., N.W., Washington, D.C. 20006.

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
Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction the races we promote at our facilities, particularly NASCAR. NASCAR-sanctioned races conducted at our wholly-owned subsidiaries accounted for approximately 89.7 percent of our total revenues in fiscal 2009. Each NASCAR sanctioning agreement (and the accompanying media rights fees revenue) is awarded on an annual basis and NASCAR is not required to continue to enter into, renew or extend sanctioning agreements with us to conduct any event. Any adverse change in the present sanctioning practices (such as the proposal to establish a bid system which was contained in the complaint in the Kentucky Speedway litigation), could adversely impact our operations and revenue. Moreover, although our general growth strategy includes the possible development and/or acquisition of additional motorsports entertainment facilities, we have no assurance that any sanctioning body, including NASCAR, will enter into sanctioning agreements with us to conduct races at any newly developed or acquired motorsports entertainment facilities. Failure to obtain a sanctioning agreement for a major NASCAR event could negatively affect us. Similarly, although NASCAR has in the past approved our requests for realignment of sanctioned events, NASCAR is not obligated to modify its race schedules to allow us to schedule our races more efficiently or profitably.
Changes to media rights revenues could adversely affect us.
Domestic broadcast and ancillary media rights fees revenues are an important component of our revenue and earnings stream and any adverse changes to such rights fees revenues could adversely impact our results. The current long-term contracts, which expire in 2014, give us significant cash flow visibility, especially during difficult economic times. Any material changes in the media industry that could lead to differences in historical practices or decreases in the term and/or financial value of future broadcast agreements could have a material adverse affect on our revenues and financial results. For example, following fiscal 2006, NASCAR entered into new agreements related to these media rights and, as a result, the 2007 industry rights fees were less than the 2006 industry rights fees even though the gross average annual rights fee for the industry increased.

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
These factors can impact both attendance at our events and advertising and marketing dollars available from the motorsports industry’s principal sponsors and potential sponsors. Economic and other lifestyle conditions such as illiquid consumer and business credit markets adversely affect consumer and corporate spending thereby impacting our growth, revenue and profitability. Further, changes in consumer behavior such as deferred purchasing decisions and decreased spending budgets adversely impact our cash flow visibility and revenues.
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
If a cancelled event is part of the NASCAR Sprint Cup, NASCAR Nationwide or NASCAR Camping World Truck series, in the year of cancellation we could experience a reduction in the amount of money we expect to receive from television revenues for all of our NASCAR-sanctioned events in the series that experienced the cancellation. This would occur if, as a result of the cancellation, and without regard to whether the cancelled event was scheduled for one of our facilities, NASCAR experienced a reduction in television revenues greater than the amount scheduled to be paid to the promoter of the cancelled event.
France Family Group control of NASCAR creates conflicts of interest.
Members of the France Family Group own and control NASCAR. James C. France, our Chairman of the Board, and Lesa France Kennedy, our Vice Chairman and Chief Executive Officer, are both members of the France Family Group in addition to holding positions with NASCAR. Each of them, as well as our general counsel, spends part of his or her time on NASCAR’s business. Because of these relationships, even though all related party transactions are approved by our Audit Committee, certain potential conflicts of interest between us and NASCAR exist with respect to, among other things:
•	the terms of any sanctioning agreements that may be awarded to us by NASCAR;

•	the amount of time the employees mentioned above and certain of our other employees devote to NASCAR’s affairs; and

•	the amounts charged or paid to NASCAR for office rental, transportation costs, shared executives, administrative expenses and similar items.
France Family Group members, together, beneficially own approximately 38.0 percent of our capital stock and over 70.0 percent of the combined voting power of both classes of our common stock. Historically members of the France Family Group have voted their shares of common stock in the same manner. Accordingly, they can (without the approval of our other shareholders) elect our entire Board of Directors and determine the outcome of various matters submitted to shareholders for approval, including fundamental corporate transactions and have done so in the past. If holders of class B common stock other than the France Family Group elect to convert their beneficially owned shares of class B common stock into shares of class A common stock and members of the France Family Group do not convert their shares, the relative voting power of the France Family Group will increase. Voting control by the France Family Group may discourage certain types of transactions involving an actual or potential change in control of us, including transactions in which the holders of class A common stock might receive a premium for their shares over prevailing market prices.
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
•	In fiscal 2007, we recorded a before-tax charge of approximately $13.1 million as an impairment of long-lived assets due to our decisions to discontinue pursuit of a speedway development in Kitsap County, Washington, costs associated with the fill removal process at our Staten Island property and impairment charges relating to certain other long-lived assets;

•	In fiscal 2008, we recorded a before-tax charge of approximately $2.2 million as an impairment of long-lived assets primarily attributable to costs associated with the fill removal process at our Staten Island property and impairments of certain other long-lived assets; and

•	In fiscal 2009, we recorded a before-tax charge of approximately $16.7 million as an impairment of long-lived assets primarily attributable to the reduction of the carrying value of our Staten Island property and impairment charges relating to certain other long-lived assets.
As of November 30, 2009, goodwill and other intangible assets and property and equipment accounts for approximately $1,651.0 million, or 86.5 percent of our total assets. We account for our goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (FASB Accounting Standards Codification (“ASC”) 350) and for our long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (ASC 360). Both SFAS No. 142 and No. 144 require testing goodwill and other intangible assets and long-lived assets for impairment based on assumptions regarding our future business outlook. While we continue to review and analyze many factors that can impact our business prospects in the future, our analyses are subjective and are based on conditions existing at and trends leading up to the time the assumptions are made. Actual results could differ materially from these assumptions. Our judgments with regard to our future business prospects could impact whether or not an impairment is deemed to have occurred, as well as the timing of the recognition of such an impairment charge. If future testing for impairment of goodwill and other intangible assets or long-lived assets results in a reduction in their carrying value, we will be required to take the amount of the reduction in such goodwill and other intangible assets or long-lived assets as a non-cash charge against operating income, which would also reduce shareholders’ equity.
In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments we exert significant influence on the investee but do not have effective control over the investee, which adds an additional element of risk that can adversely impact our financial position and results of operations. Our equity investments total approximately $0 at November 30, 2009.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None

ITEM 2.	PROPERTIES
Motorsports Entertainment Facilities
The following table sets forth current information relating to each of our motorsports entertainment facilities as of November 30, 2009:

				NASCAR
				SPRINT	OTHER		MEDIA
		2009 YEAR END CAPACITY		CUP	MAJOR	MARKETS	MARKET
TRACK NAME	LOCATION	SEATS	SUITES	EVENTS	EVENTS(1)	SERVED	RANK

Daytona International Speedway	Daytona Beach, Florida	146,000	98	4	7	Orlando/Central Florida	19
Talladega Superspeedway	Talladega, Alabama	143,000	27	2	3	Atlanta/ Birmingham	8/40
Michigan International Speedway	Brooklyn, Michigan	129,000	46	2	3	Detroit	11
Richmond International Raceway	Richmond, Virginia	110,000	40	2	3	Washington D.C.	9
Auto Club Speedway of Southern California	Fontana, California	90,000	92	2	4	Los Angeles	2
Kansas Speedway	Kansas City, Kansas	80,000	54	1	4	Kansas City	31
Chicagoland Speedway	Joliet, Illinois	73,000	25	1	3	Chicago	3
Phoenix International Raceway	Phoenix, Arizona	67,000	46	2	3	Phoenix	12
Homestead-Miami Speedway	Homestead, Florida	63,000	66	1	4	Miami	16
Martinsville Speedway	Martinsville, Virginia	61,000	21	2	2	Greensboro/Winston-Salem	46
Darlington Raceway	Darlington, South Carolina	61,000	11	1	1	Columbia	81
Watkins Glen International	Watkins Glen, New York	35,000	4	1	4	Buffalo/Rochester	50/78
Route 66 Raceway	Joliet, Illinois	30,000	—	—	1(2)	Chicago	3

(1)	Other major events include NASCAR Nationwide and Camping World Truck series; IRL; ARCA; Grand American; and, AMA Pro Racing.

(2)	Route 66 hosts a NHRA POWERade Drag Racing Series event.
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
OTHER FACILITIES: We promote major motorsports activities in Montreal, Quebec, through our wholly owned subsidiary, Stock-Car Montreal. We own approximately 170 acres of real property near Daytona International Speedway which is home to our corporate headquarters and other offices and facilities. In addition, we also own 500 acres near Daytona on which we conduct agricultural operations except during events when they are used for parking and other ancillary purposes. We also own concession facilities in Talladega, Alabama. We lease real estate and office space in Talladega, Alabama and the property and premises at the Talladega Municipal Airport. Our wholly owned subsidiary, Phoenix Speedway Corp. leases office space in Avondale, Arizona and the Auto Club Speedway of Southern California (“Auto Club Speedway”) leases an office location in Los Angeles, California.
Through our majority-owned subsidiary, 380 Development, LLC (“380 Development”), we purchased approximately 676 acres in the New York City borough of Staten Island that we targeted for the development of a major motorsports entertainment and retail development project. In November 2006, due to a variety of factors, we decided to discontinue pursuit of a speedway development on Staten Island. We are currently pursuing the sale of the property in whole or in parts (see “Future Liquidity” for further discussion regarding the discontinuance of the pursuit of this speedway development).
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
Subsequently, on January 11, 2008 Kentucky Speedway, LLC filed a Notice of Appeal to the United States Court of Appeal for the Sixth Circuit. In a written opinion dated December 11, 2009 the Sixth Circuit Court of Appeals agreed with the District Court that Kentucky Speedway had failed to make out its case and affirmed the judgment of the District Court in favor of ISC and NASCAR. On December 28, 2009 Kentucky Speedway filed a petition for rehearing with the Sixth Circuit Court of Appeals wherein Kentucky Speedway has requested the Sixth Circuit to reconsider its ruling in favor of ISC and NASCAR. We expect the appellate process to be resolved in our favor in approximately 3 to 6 months.
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

PART II
ITEM 5.  MARKET PRICE OF AND DIVIDENDS ON REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
At November 30, 2009, we had two issued classes of capital stock: class A common stock, $.01 par value per share, and class B common stock, $.01 par value per share. The class A common stock is traded on the NASDAQ National Market System under the symbol “ISCA.” The class B common stock is traded on the Over-The-Counter Bulletin Board under the symbol “ISCB.OB” and, at the option of the holder, is convertible to class A common stock at any time. As of November 30, 2009, there were approximately 2,376 record holders of class A common stock and approximately 456 record holders of class B common stock.
The reported high and low sales prices or high and low bid information, as applicable, for each quarter indicated are as follows:

	ISCA		ISCB.OB(1)
	High	Low	High	Low
Fiscal 2008:
First Quarter	$43.99	$38.23	$43.95	$38.50
Second Quarter	44.74	38.00	44.50	38.00
Third Quarter	44.75	35.45	44.50	35.15
Fourth Quarter	42.58	20.76	42.04	20.65

Fiscal 2009:
First Quarter	$31.07	$18.91	$30.67	$19.01
Second Quarter	25.38	15.96	25.25	16.20
Third Quarter	28.76	23.70	28.63	23.65
Fourth Quarter	28.95	25.21	28.30	25.00

(1)	ISCB quotations were obtained from the OTC Bulletin Board and represent prices between dealers and do not include mark-up, mark-down or commission. Such quotations do not necessarily represent actual transactions.
Stock Purchase Plan
An important component of our capital allocation strategy is returning capital to shareholders. We have solid operating margins that generate substantial operating cash flow. Using these internally generated proceeds, we have returned a significant amount of capital to shareholders primarily through our share repurchase program.
In December 2006, we implemented a share repurchase program under which we are authorized to purchase up to $150.0 million of our outstanding Class A common shares. In February 2008, we announced that our Board of Directors had authorized an incremental $100.0 million share repurchase program. Collectively these programs are described as the “Stock Purchase Plans.” The Stock Purchase Plans allow us to purchase up to $250.0 million of our outstanding Class A common shares. The timing and amount of any shares repurchased under the Stock Purchase Plans will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plans may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates.
Since inception of the Stock Purchase Plans through November 30, 2009, we have purchased 4,914,727 shares of our Class A common shares, for a total of approximately $212.7 million. Included in these totals are the purchases of 184,248 shares of our Class A common shares during the fiscal year ended November 30, 2009, at an average cost of approximately $25.60 per share (including commissions), for a total of approximately $4.7 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At November 30, 2009, we have approximately $37.3 million remaining repurchase authority under the current Stock Purchase Plans.

				(d) Maximum number
				of shares
				(or approximate dollar
			(c) Total number of	value of shares)
			shares purchased as	that may yet be
			part of publicly	purchased under the
	(a) Total number	(b) Average price	announced plans or	plans or programs
Period	of shares purchased	paid per share	Programs	(in thousands)
December 1, 2008— August 31, 2009	112,251	$24.71	112,251	$39,210
September 1, 2009 — September 30, 2009	—	—	—	39,210
October 1, 2009 — October 31, 2009	22,000	27.47	22,000	38,606
November 1, 2009 — November 30, 2009	49,997	26.79	49,997	37,267

	184,248		184,248

Dividends
Annual dividends were declared in the quarter ended in May and paid in June in the fiscal years reported below on all common stock that was issued at the time (amount per share):

Fiscal Year:	Annual Dividend
2005	$0.06
2006	0.08
2007	0.10
2008	0.12
2009	0.14
Securities Authorized For Issuance Under Equity Compensation Plans
Equity Compensation Plan Information

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	273,509	$42.99	741,241
Equity compensation plans not approved by security holders	—	—	—

Total	273,509	$42.99	741,241

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected financial data as of and for each of the last five fiscal years in the period ended November 30, 2009. The income statement data for the three fiscal years in the period ended November 30, 2009, and the balance sheet data as of November 30, 2008 and November 30, 2009, have been derived from our audited historical consolidated financial statements included elsewhere in this report. The balance sheet data as of November 30, 2007, and the income statement data and the balance sheet data as of and for the fiscal years ended November 30, 2006 and 2005, have been derived from our audited historical consolidated financial statements. You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included elsewhere in this report.

		For the Year Ended November 30,
	2005	2006	2007	2008	2009
		(in thousands, except share and per share data)
Income Statement Data:
Revenues:
Admissions, net	$234,768	$235,251	$253,685	$236,105	$195,509
Motorsports related	406,926	463,891	465,469	462,835	432,217
Food, beverage and merchandise	87,269	87,288	84,163	78,119	56,397
Other	9,578	9,735	10,911	10,195	9,040

Total revenues	738,541	796,165	814,228	787,254	693,163
Expenses:
Direct:
Prize and point fund monies and NASCAR sanction fees	136,816	151,203	151,311	154,655	162,960
Motorsports related	132,807	142,241	160,387	166,047	149,753
Food, beverage and merchandise	56,773	53,141	48,490	48,159	39,134
General and administrative	95,987	106,497	118,982	109,439	103,846
Depreciation and amortization(1)	50,893	56,833	80,205	70,911	72,900
Impairment of long-lived assets(2)	—	87,084	13,110	2,237	16,747

Total expenses	473,276	596,999	572,485	551,448	545,340

Operating income	265,265	199,166	241,743	235,806	147,823
Interest income and other(3)	4,860	5,312	4,990	(1,630)	1,080
Interest expense(4)	(12,693)	(12,349)	(15,628)	(15,861)	(23,471)
Minority Interest	—	—	—	324	426
Equity in net income (loss) from equity investments(5)	3,516	318	(58,147)	(1,203)	(77,608)

Income from continuing operations before income taxes	260,948	192,447	172,958	217,436	48,250
Income taxes(6)	101,876	75,467	86,667	82,678	41,265

Income from continuing operations	159,072	116,980	86,291	134,758	6,985
Income (loss) from discontinued operations(7)	289	(176)	(90)	(163)	(170)

Net income	$159,361	$116,804	$86,201	$134,595	$6,815

		For the Year Ended November 30,
	2005	2006	2007	2008	2009
		(in thousands, except share and per share data)
Basic Earnings per share:
Income from continuing operations	$2.99	$2.20	$1.64	$2.71	$0.14
Income (loss) from discontinued operations	0.01	—	—	—	—

Net income	$3.00	$2.20	$1.64	$2.71	$0.14

Diluted earnings per share:
Income from continuing operations	$2.99	$2.20	$1.64	$2.71	$0.14
Income (loss) from discontinued operations	—	(0.01)	—	—	—

Net income	$2.99	$2.19	$1.64	$2.71	$0.14

Dividends per share	$0.06	$0.08	$0.10	$0.12	$0.14
Weighted average shares outstanding:
Basic	53,128,533	53,166,458	52,557,550	49,589,465	48,520,661
Diluted	53,240,183	53,270,623	52,669,934	49,688,909	48,633,730

Balance Sheet Data (at end of period):
Cash and cash equivalents	$130,758	$59,681	$57,316	$218,920	$158,572
Working capital (deficit)	14,887	7,298	(52,477)	(27,760)	104,039
Total assets	1,797,069	1,922,059	1,982,117	2,180,819	1,908,903
Long-term debt	368,387	367,324	375,009	422,045	343,793
Total debt	369,022	368,094	377,547	575,047	347,180
Total shareholders’ equity	1,039,955	1,155,115	1,159,088	1,141,359	1,139,277

(1)	Fiscal years 2007, 2008 and 2009 include accelerated depreciation for certain office and related buildings in Daytona Beach, FL totaling approximately $14.7 million, $2.1 million, and $1.0 million, respectively.

(2)	Fiscal 2006 impairments are primarily due to our decision to discontinue our speedway development on Staten Island. Fiscal 2007 impairment is primarily related to our decision to discontinue development efforts in Kitsap County, Washington, and costs related to fill removal on our Staten Island property. Fiscal 2008 impairment is primarily attributable to costs related to fill removal on our Staten Island property and the net book value of certain assets retired from service. Fiscal 2009 impairment is primarily attributed to the decrease in the carrying value of our Staten Island property and, to a much lesser extent, impairments of certain other long-lived assets.

(3)	Fiscal 2008 interest income and other includes a non-cash charge totaling approximately $3.8 million to correct the carrying value of certain other assets.

(4)	Fiscal 2009 interest expense includes approximately $4.3 million amortization of relating to our interest rate swap.

(5)	Fiscal years 2007 and 2009 include impairment of goodwill and intangible assets and write-down of certain inventory and related assets by Motorsports Authentics.

(6)	Fiscal 2009 income taxes includes interest income totaling approximately $8.9 million related to the Settlement with the Service.

(7)	Reflects the accounting for discontinued operations of Nazareth Speedway (“Nazareth”), which is currently held for sale.

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
The 2005 adjustment relates to Motorsports Authentics — equity in net income from equity investment.
The 2006 adjustment relates to Motorsports Authentics — equity in net loss from equity investment and the impairment of long-lived assets as a result of our decision to discontinue our speedway development project on Staten Island.
The adjustments for 2007 relate to Motorsports Authentics — equity in net loss from equity investment, accelerated depreciation for certain office and related buildings in Daytona Beach; the impairment of long-lived assets primarily related to our decision to discontinue development efforts in Kitsap County, Washington, and costs related to fill removal on our Staten Island property; and, the impairment of goodwill and intangible assets, and write-down of certain inventory and related assets by Motorsports Authentics.
The adjustments for 2008 relate to Motorsports Authentics — equity in net income from equity investment, accelerated depreciation for certain office and related buildings in Daytona Beach; the impairment of long-lived assets associated with the fill removal process on the Staten Island property and the net book value of certain assets retired from service; a tax benefit associated with certain restructuring initiatives; non-cash charge to correct the carrying value of certain other assets; and, a provision on working capital advances associated with our joint venture project in Kansas for the development of a gaming and entertainment destination.
The adjustments for 2009 relate to a charge for Motorsports Authentics — equity in net loss from equity investment, interest income related to the previously discussed Settlement with the Service, accelerated depreciation for certain office and related buildings in Daytona Beach, amortization of interest rate swap, and impairment of long-lived assets primarily attributable to the decrease in the carrying value of our Staten Island property and, to a much lesser extent, impairments of certain other long-lived assets.

		For the Year Ended November 30
	2005	2006	2007	2008	2009
		(in thousands, except per share data)
Net income	$159,361	$116,804	$86,201	$134,595	$6,815
Net (income) loss from discontinued operations	(289)	176	90	163	170

Income from continuing operations	159,072	116,980	86,291	134,758	6,985
Motorsports Authentics — Equity in net (income) loss from equity investments, net of tax	(63)	3,236	56,965	(970)	79,277

Consolidated income from continuing operations excluding Motorsports Authentics equity in net (income) loss from equity investments	159,009	120,216	143,256	133,788	86,262
Adjustments, net of tax:
Amortization of interest rate swap	—	—	—	—	2,608
Interest income from IRS settlement	—	—	—	—	(8,923)
Additional depreciation	—	—	9,009	1,278	637
Impairment of long-lived assets	—	55,441	8,390	1,374	10,081
Tax benefit associated with restructuring initiatives	—	—	—	(3,477)	—
Correction of certain other assets’ carrying value	—	—	—	3,758	—
Provision on advances to Kansas Entertainment	—	—	—	1,409	—

Non-GAAP net income	$159,009	$175,657	$160,655	$138,130	$90,665

Diluted earnings per share	$2.99	$2.19	$1.64	$2.71	$0.14
Net (income) loss from discontinued operations	—	0.01	—	—	—

Diluted earnings per share from continuing operations	2.99	2.20	1.64	2.71	0.14
Motorsports Authentics — Equity in net (income) loss from equity investments, net of tax	0.00	0.06	1.08	(0.02)	1.63

Consolidated income from continuing operations excluding Motorsports Authentics equity in net (income) loss from equity investments	2.99	2.26	2.72	2.69	1.77
Adjustments, net of tax:
Amortization of interest rate swap	—	—	—	—	0.05
Interest income from IRS settlement	—	—	—	—	(0.18)
Additional depreciation	—	—	0.17	0.02	0.01
Impairment of long-lived assets	—	1.04	0.16	0.03	0.21
Tax benefit associated with restructuring initiatives	—	—	—	(0.07)	—
Correction of certain other assets’ carrying value	—	—	—	0.08	—
Provision on advances to Kansas Entertainment	—	—	—	0.03	—

Non-GAAP diluted earnings per share	$2.99	$3.30	$3.05	$2.78	$1.86

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
At the beginning of fiscal 2008, entitlement of two of NASCAR’s premiere series changed. The NASCAR NEXTEL Cup Series became the NASCAR Sprint Cup Series and the NASCAR Busch Series became the NASCAR Nationwide Series. At the beginning of fiscal 2009, entitlement for the NASCAR Craftsman Truck series had changed and became the NASCAR Camping World Truck Series. Throughout this document, the naming convention for these series is consistent with the current branding.
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
NASCAR contracts directly with certain network providers for television rights to the entire NASCAR Sprint Cup and Nationwide series schedules as well as the NASCAR Camping World Truck series schedule beginning in fiscal year 2007. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR Sprint Cup, Nationwide and Camping World Truck series event. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Sprint Cup, Nationwide and Camping World Truck series event as a component of its sanction fees and remits the remaining 90.0 percent to the event promoter. The event promoter pays 25.0 percent of the gross broadcast rights fees allocated to the event as part of awards to the competitors.
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
Business Combinations. All business combinations are accounted for under the purchase method. Whether net assets or common stock is acquired, fair values are determined and assigned to the purchased assets and assumed liabilities of the acquired entity. The excess of the cost of the acquisition over fair value of the net assets acquired (including recognized intangibles) is recorded as goodwill. Business combinations involving existing motorsports entertainment facilities commonly result in a significant portion of the purchase price being allocated to the fair value of the contract-based intangible asset associated with long-term relationships manifest in the sanction agreements with sanctioning bodies, such as NASCAR, Grand American and/or IRL. The continuity of sanction agreements with these bodies has historically enabled the facility operator to host motorsports events year after year. While individual sanction agreements may be of terms as short as one year, a significant portion of the purchase price in excess of the fair value of acquired tangible assets is commonly paid to acquire anticipated future cash flows from events promoted pursuant to these agreements which are expected to continue for the foreseeable future and therefore, in accordance with SFAS No. 141 (ASC 805), are recorded as indefinite-lived intangible assets recognized apart from goodwill.
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
In the ordinary course of business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Accruals for uncertain tax positions are provided for in accordance with the requirements of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (ASC 740). Under this interpretation, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50.0 percent likelihood of being realized upon the ultimate settlement. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals. Such differences could have a material impact on the income tax provision and operating results in the period in which such determination is made.
Derivative Instruments. From time to time, we utilize derivative instruments in the form of interest rate swaps and locks to assist in managing our interest rate risk. We do not enter into any interest rate swap or lock derivative instruments for trading purposes. We account for the interest rate swaps and locks in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” (ASC 815), as amended.
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
Nazareth Speedway
After the completion of Nazareth’s fiscal 2004 events we suspended indefinitely its major motorsports event operations. The NASCAR Nationwide Series and IRL IndyCar Series events, then conducted at Nazareth, were realigned to other motorsports entertainment facilities within our portfolio. The property on which the former Nazareth Speedway was located continues to be marketed for sale. For all periods presented, the results of operations of Nazareth are presented as discontinued operations.
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
New York Metropolitan Speedway Development
In connection with our efforts to develop a major motorsports entertainment facility in the New York metropolitan area, our subsidiary, 380 Development, LLC, purchased a total of 676 acres located in the New York City borough of Staten Island in early fiscal 2005 and began improvements including fill operations on the property. In December 2006, we announced our decision to discontinue pursuit of the speedway development on Staten Island. In May 2007, we entered into a Consent Order with the New York Department of Environmental Conservation (“DEC”) to resolve certain issues surrounding the fill operations and the prior placement of fill at the site that contained constituents above regulatory thresholds. The Consent Order required us to remove non-compliant fill pursuant to an approved comprehensive fill removal plan, and to pay a penalty to DEC of $562,500, half of which was paid in May 2007 and the other half of which was suspended so long as we complied with the terms of the Consent Order. During the second quarter of fiscal 2009 the DEC notified us that it had complied with the terms of the Consent Order and that we had no further obligations under the Consent Order.
During the third quarter of fiscal 2009, we determined, based on our understanding of the real estate market and the prospective transaction, that the current carrying value of the property was in excess of the fair market value. As a result, we recognized a non-cash, pre-tax charge in our results of approximately $13.0 million, or $0.16 per diluted share, which is included in the Motorsports Event segment.
In October 2009, we announced that we had entered into a definitive agreement with KB Marine Holdings LLC (“KB Holdings”) under which KB Holdings would acquire 100% of the outstanding equity membership interests of 380 Development for a total purchase price of $80.0 million. The transaction is scheduled to close by February 25, 2010. However, the closing is subject to certain conditions including KB Holdings securing the required equity commitments to acquire the property and performing its obligation under the agreement. That performance may be affected by its failure to obtain resolution of certain issues relating to the fill permitting process. The failure to meet these conditions could delay the closing or result in the termination of the agreement.
Equity and Other Investments
Motorsports Authentics
In the fourth quarter of fiscal 2005 we partnered with Speedway Motorsports, Inc. in a 50/50 joint venture, SMISC, LLC (“SMISC”), which, through its wholly-owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics (“MA”). During the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006, MA acquired Team Caliber and Action Performance, Inc., respectively, and became a leader in design, promotion, marketing and distribution of motorsports licensed merchandise.
In fiscal 2007, as a result of certain significant driver and team changes and excess merchandise on-hand, MA recognized a write-down of inventory and related assets. In addition, in fiscal 2007 MA completed forward looking strategic financial planning. The resulting financial projections were utilized in its annual valuation analysis of goodwill, certain intangible assets and other long-lived assets which resulted in an impairment charge to us of $47.2 million, or $0.89 per diluted share on such assets.
In fiscal 2009, MA management and ownership considered various approaches to optimize performance in MA’s various distribution channels. As the challenges were assessed, it became apparent that there was significant risk in future business initiatives in mass apparel, memorabilia and other yet to be developed products. These initiatives had previously been deemed achievable and were included in projections that supported the carrying value of inventory, goodwill and other intangible assets on MA’s balance sheet. This analysis, combined with a long-term macroeconomic outlook that is believed to be less robust than previously expected, triggered MA’s review of certain assets under SFAS 142 (ASC 350) and 144 (ASC 360). Factors considered in the review by MA’s management and an independent appraisal firm included:
•	The fact that while MA is in the process of renegotiating its agreements with major NASCAR team licensors, many of which are in default due to MA’s failure to pay the unearned portion of certain guaranteed royalties. There is no certainty that these licensors will agree to revision of current license contract terms or continue to grant MA licensing rights under acceptable terms in the future; and

•	Financial projections indicating significant losses at the EBITDA level from fiscal 2010 through fiscal 2012 absent such contract revisions.
Absent a favorable outcome of current license agreement renegotiations regarding the unearned portion of certain guaranteed royalties as noted above, MA has exposure to a material amount of future guaranteed royalty payments that, in a worst case scenario, could be asserted as immediately due.
We have exposure to a guarantee liability to one NASCAR team licensor which is limited to $11.5 million in a worst case. This exposure is disclosed in our 2009 consolidated financial statements as a contingent liability. While we believe it is possible that some obligation under this guarantee may occur in the future, the amount we ultimately pay cannot be estimated at this time. In any event, we do not believe that the ultimate financial outcome will have a material impact on our financial position or results of operations.
As a result of the review, MA’s management, with the assistance of an independent appraisal firm, concluded that the fair value of MA’s goodwill and intangible assets should be reduced to zero.
We have evaluated the carrying value of our equity investment in MA, in accordance with Accounting Principles Board Opinion (“APB”) 18, “The Equity Method of Accounting for Investments in Common Stock” (ASC 320-10).
As a result of our evaluation performed under APB 18 (ASC 320-10), we reduced the carrying value of our investment in MA to zero and recognized an impairment charge of $69.3 million or $1.43 per diluted share. This impairment charge is included in the equity investment losses on the consolidated statements of operations.

Our 50.0 percent portion of MA’s fiscal 2009 net loss is approximately $77.6 million, or $1.63 per diluted share, which included the aforementioned impairment charges. Fiscal 2008 equity in net income from MA was approximately $1.6 million, or $0.02 per diluted share.
MA continues to explore business strategies in conjunction with certain motorsports industry stakeholders that allow the possibility for MA to operate profitably in the future. As with any business in this adverse economic environment, management must find the optimal business model for long-term viability. In addition to revisiting the business vision for MA, management, with support of ownership, is also undertaking certain initiatives to improve inventory controls and buying cycles, as well as implementing changes to make MA a more efficiently operated and profitable company. We believe a revised MA business vision, which must include successful resolution of current license agreement terms and favorable license terms in the future, along with focus on core competencies, streamlined operations, reduced operating costs and inventory risk, are necessary for MA to survive as a profitable operation in the future. Should the aforementioned renegotiations of the license agreements on terms that allow MA reasonable future opportunities to operate profitably not be successful, should management decide to allow license defaults to remain uncured, or should licensors not grant extended cure periods and exercise their rights under the agreements, MA’s ability to continue operating could be severely impacted. If such efforts are not sufficient or timely MA could ultimately pursue bankruptcy.
Daytona Development Project
In May 2007, we announced that we had entered into a 50/50 joint venture with a development partner, The Cordish Company (“Cordish”), to explore a potential mixed-use entertainment destination development on 71 acres. The proposed development would be located directly across International Speedway Boulevard from our Daytona motorsports entertainment facility.
Preliminary conceptual designs call for a 265,000 square foot mixed-use retail/dining/entertainment area including a movie theater with up to 2,500-seats, a residential component and a 160-room hotel. The initial development includes approximately 188,000 square feet of office space (the International Motorsports Center) to house our new headquarters, as well as that of NASCAR, Grand American and their related businesses, and additional space for other tenants. Construction of the office building was completed during the fourth quarter of 2009. In November 2009, following the successful completion of the office component of the project, we acquired Cordish’s 50.0 percent interest in the overall development which includes all of the interests in the office building and we will assume responsibility for future phases of the overall development. We have consolidated this entity in our financial statements as of November 30, 2009.
The new headquarters office building was financed in July 2008 through a $51.3 million construction term loan obtained by Daytona Beach Property Headquarters Building, LLC (“DBPHB”), a wholly owned subsidiary of the Company, which was created to own and operate the office building.
Specific financing considerations for the development project are dependent on several factors, including lease arrangements, availability of project financing and overall market conditions. The Company has relocated from its prior office building, which is expected be razed as part of our Daytona Development Project. Additional depreciation on this prior office building totaled approximately $2.1 million and $1.0 million for the years ended November 30, 2008 and 2009, respectively.
While we continue to believe that a mixed-use retail/dining/entertainment area located across from its Daytona facility will be a successful project, given the current economic conditions and the uncertainty associated with the future, development of the project will depend on its economical feasibility.
Kansas Hotel and Casino Development
In September 2007, our wholly owned subsidiary Kansas Speedway Development Corporation (“KSDC”) and The Cordish Company entity, Kansas Entertainment Investors, with whom we formed Kansas Entertainment, LLC (“Kansas Entertainment”) to pursue this project, submitted a joint proposal to the Unified Government for the development of a casino, hotel and retail and entertainment project in Wyandotte County, on property adjacent to Kansas Speedway. The Unified Government has approved rezoning of approximately 101 acres at Kansas Speedway to allow development of the proposed project. The Kansas Lottery Commission will act as the state’s casino owner.
In September 2008, the Kansas Lottery Gaming Facility Review Board awarded the casino management contract for the Northeast Kansas gaming zone to Kansas Entertainment. On December 5, 2008, Kansas Entertainment withdrew its application for Lottery Gaming Facility Manager for the Northeast Kansas gaming zone due to the uncertainty in the global financial markets and the expected inability to debt finance the full project at reasonable rates.
In January 2009, the State of Kansas re-opened the bidding process for the casino management contract with proposals due by April 1, 2009. Kansas Entertainment submitted a revised joint proposal to the Kansas Lottery Commission and the Unified Government for the phased development of a casino and certain dining and entertainment options. The proposal also contemplates the development, depending upon market conditions and demand, of a hotel, convention facility and retail and entertainment district.
In September 2009, Kansas Entertainment Investors, our partner in Kansas Entertainment, was replaced by Penn National Gaming (“Penn”). As a result, Penn holds 50.0 percent of the membership interests in the planned project and is the managing member of Kansas Entertainment. Penn will be responsible for the development and operation of the casino and hotel. On December 1, 2009, the Kansas Lottery Gaming Facility Review Board approved Kansas Entertainment as the gaming facility operator in the Northeast Zone (Wyandotte County). Based on its selection, and subject to background investigations and licensing by the Kansas Racing and Gaming Commission which are expected to be completed in February 2010, Kansas Entertainment plans to begin construction of the Hollywood-themed and branded entertainment destination facility in the second half of 2010 with a planned opening in the first quarter of 2012.
The initial phase of the project, which is planned to comprise approximately 190,000 square feet, includes a 100,000 square foot casino gaming floor with approximately 2,300 slot machines and 86 table games, a high-energy center bar, and dining and entertainment options and is budgeted at approximately $385.0 million. Kansas Entertainment anticipates partially funding the first phase of the development with a minimum equity contribution of $50.0 million from each partner in mid-2010. In addition, Kansas Entertainment currently plans to pursue financing of approximately $140.0 million, preferably on a project secured non-recourse basis. Land that we already own is assumed to be valued at approximately $100.0 million post licensing and leased gaming equipment of approximately $45.0 million would complete the financing of the project’s first phase. The full budget of all potential phases is projected at over $800.0 million, and would be financed by the joint venture between KSDC and Penn.
We are currently evaluating the existing arrangements of Kansas Entertainment and, as of November 30, 2009, have not determined whether it will be a variable interest entity, in accordance with the FASB Interpretation No. 46(R) (ASC 810), however it is unlikely that we will be the primary beneficiary.
Other Equity Investments
Our equity investments also include our 50.0 percent limited partnership investment in Stock-Car Montreal L.P. prior to the acquisition of the remaining interest in February 2009 and our pro rata share of our 37.5 percent equity investment in Raceway Associates prior to the acquisition of the remaining interest in February 2007.
Accounting Adjustment
During the first quarter of fiscal 2008, we recorded a non-cash charge totaling approximately $3.8 million, or $0.07 per diluted share, to correct the carrying value amount of certain other assets. This adjustment was recorded in interest income and other in the consolidated statement of operations. We believe the adjustment is not material to our consolidated financial statements for the years ended November 30, 2007 and 2008. In accordance with Staff Accounting Bulletin 108 (SAB Topic 1.N), we considered qualitative and quantitative factors, including the income from continuing operations we reported in each of the prior years and for the current year, the non-cash nature of the adjustment and our substantial shareholders’ equity at the end of each of the prior years.
Income Taxes
The tax treatment related to the uncertainties associated with the losses incurred by our equity investee SMISC, is the principal cause of the increased effective income tax rate for the fiscal years ended November 30, 2007 and 2009. The increased rate in fiscal 2009 was partially offset by the reduction in income taxes due to the interest income related to the Settlement with the Service in the Second quarter of fiscal 2009 (see “Internal Revenue Service Exmanination”).
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
Subsequently, on January 11, 2008 Kentucky Speedway, LLC filed a Notice of Appeal to the United States Court of Appeal for the Sixth Circuit. In a written opinion dated December 11, 2009 the Sixth Circuit Court of Appeals agreed with the District Court that Kentucky Speedway had failed to make out its case and affirmed the judgment of the District Court in favor of ISC and NASCAR. On December 28, 2009 Kentucky Speedway filed a petition for rehearing with the Sixth Circuit Court of Appeals wherein Kentucky Speedway has requested the Sixth Circuit to reconsider its ruling in favor of ISC and NASCAR. We expect the appellate process to be resolved in our favor in approximately 3 to 6 months.
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
Future Trends in Operating Results
Economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates, may impact our ability to sell tickets to our events and to secure revenues from corporate marketing partnerships. We believe that adverse economic trends, particularly credit availability, the decline in consumer confidence, the rise in unemployment and increased fuel and food costs, significantly contributed to the decrease in attendance for certain of our motorsports entertainment events during fiscal 2008. We have seen certain of these trends persist throughout fiscal 2009 and expect they will continue to adversely impact our business well into 2010, which negatively impacts our attendance-related, as well as corporate partner, revenues.
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
For our 2010 events, we are expanding our reduced pricing to approximately 500,000 seats throughout our facilities as well as unbundling a substantial number of tickets to better respond to consumer demand. In addition to pricing, we are providing our customers that renew early various incentives as well as special access privileges. In addition, we have created ticket packages that provide added value opportunities, making it more affordable for our fans to attend live events. These packages may include an “all-you-can-eat” component; fuel saving offers; and military discounts. As we want to develop the next generation motorsports fan, we have expanded our youth initiative to encourage families to attend.
We believe our pricing levels and initiatives are on target with demand, based on our research and analysis, while not damaging the long-term value of our business. It is important that we maintain the integrity of our pricing model by rewarding our best and loyal customers. We do not adjust pricing inside of the sales cycle and avoid rewarding last-minute ticket buyers by discounting tickets. Further, we limit and monitor the availability of promotional tickets. All of these factors could have a detrimental effect on our pricing model and long-term value of our business. We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth than to capture short-term incremental revenue.
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
As the economic outlook further deteriorated in the latter part of fiscal 2008 and has extended into fiscal 2009, we are experiencing a slowdown in corporate spending. In addition, the process of securing sponsorship deals has become more time consuming as corporations are more closely scrutinizing their marketing budgets. We expect these trends to continue into 2010.
Despite current economic conditions, we continue to bring new sponsors into the sport, such as Able Body Labor, GoDaddy.com, Kraft Foods and HP Hood. We continue to believe that revenues from our corporate marketing relationships will grow over the long term, contributing to strong earnings and cash flow stability and predictability.
Television Broadcast and Ancillary Media Rights
Domestic broadcast and ancillary media rights fees revenues are an important component of our revenue and earnings stream. Starting in 2007, NASCAR entered into new combined eight-year agreements with FOX, ABC/ESPN, TNT and SPEED for the domestic broadcast and related rights for its three national touring series — Sprint Cup, Nationwide and Camping World Truck. The agreements total approximately $4.5 billion over the eight-year period from 2007 through 2014. This results in an approximate $560.0 million gross average annual rights fee for the industry, a more than 40.0 percent increase over the previous contract average of $400.0 million annually. The industry rights fees were approximately $530.0 million for 2008, and will increase, on average, by approximately three percent per year through the 2014 season. The annual increase is expected to vary between two and four percent per year over the period.
FOX and TNT have been strong supporters of NASCAR racing since 2001, and both have played a major role in the sports’ climb in popularity. We have and expect to continue to see ongoing broadcast innovation in their coverage of NASCAR racing events. Also notable was the return of ESPN to the sport in 2007, which it helped build throughout the 1980s and 1990s. ESPN’s coverage and weekly ancillary NASCAR-related programming continues to promote the sport across various properties. Further, ESPN broadcasts substantially all of the NASCAR Nationwide Series, providing that growing series with the continuity and promotional support that will allow it to flourish. We are optimistic with ABC’s recent decision to broadcast the majority of its NASCAR Sprint Cup series events on its cable channel, ESPN. ESPN, with a subscriber base at approximately 100 million, has the proven ability to attract younger viewers as well as create more exposure. Also, cable broadcasters can support a higher investment through subscriber fees not available to traditional networks. A potential benefit for when NASCAR negotiates the next consolidated domestic broadcast and ancillary media rights contract.
While the media landscape continues to evolve, we continue to believe NASCAR’s position in the sports and entertainment landscape remains strong. It is expected that ratings will fluctuate year to year. The long-term ratings health of NASCAR Sprint Cup series events remains robust as they are the second highest-rated regular season sport on television. In addition, the NASCAR Nationwide series is the second highest rated motorsports series on television and the NASCAR Camping World Truck series is the third highest rated motorsports series on cable television.
These long-term contracts give significant cash flow visibility to us, race teams and NASCAR over the contract period. Television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events conducted at our wholly owned facilities under these agreements, and recorded as part of motorsports related revenue, were approximately $253.3 million, $257.0 million and $262.0 million for fiscal 2007, 2008 and 2009, respectively. Operating income generated by these media rights were approximately $187.0 million, $189.4 million and $192.1 million for fiscal 2007, 2008 and 2009, respectively.
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
Sanctioning Bodies
Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction events at our facilities, particularly with NASCAR, whose sanctioned events at our wholly owned facilities accounted for approximately 89.7 percent of our revenues in fiscal 2009. NASCAR continues to entertain and discuss proposals from track operators regarding potential realignment of NASCAR Sprint Cup Series dates to more geographically diverse and potentially more desirable markets where there may be greater demand, resulting in an opportunity for increased revenues to the track operators. NASCAR approved realignments of certain NASCAR Sprint Cup and other events at our facilities. We believe that the realignments have provided, and will continue to provide, incremental net positive revenue and earnings as well as further enhance the sport’s exposure in highly desirable markets, which we believe benefits the sport’s fans, teams, sponsors and television broadcast partners as well as promoters.
Capital Improvements
Since we compete with newer entertainment venues for patrons and sponsors, we will continue to evaluate opportunities to enhance our facilities, thereby producing additional revenue opportunities and improving the event experience for our guests. Major examples of these efforts include:
     Fiscal 2007
•	In connection with the construction of the three-tiered grandstand at Richmond International Raceway (“Richmond”), we completed a 700-person, members only Torque Club for individual fans looking to enjoy a race weekend in style or businesses seeking to entertain clients. The Torque Club also serves as a unique site for special events on non-race weekends throughout the year. Escalators to improve traffic flow to the new Torque Club and grandstand were added in fiscal 2008.
     Fiscal 2008
•	We installed track lighting at Chicagoland as well as improved certain electrical infrastructure in certain camping areas. In addition to enhancing the guest experience, we now have the flexibility to run events later in the day in the event of inclement weather;

•	We repaved Darlington Raceway (“Darlington”) and constructed a tunnel in Turn 3 that provides improved access for fans and allows emergency vehicles to easily enter and exit the infield area of the track. These collective projects mark the largest one-time investment in the 50-year history of the storied South Carolina facility;

•	We enhanced seating at Michigan International Speedway (“Michigan”) to provide wider seats, seatbacks and more leg room for fans. We also added incremental camping capacity and new shower/restroom facilities for our on-site overnight guests, as well as installed a state-of-the-art 110-foot, three-sided LED scoreboard for fans to more easily follow the on-track competition. Finally, we added additional branded way-finding signage to help pedestrians, motorists and campers find their way in, out and around the 1,400-acre racetrack property; and

•	We constructed new media centers at Watkins Glen International (“Watkins Glen”) and Homestead-Miami Speedway (“Homestead”), which we believe increased appeal to media content providers, sports journalists, racing team owners and drivers and others involved in the motorsports industry.
Fiscal 2009
•	We constructed a new media center at Michigan as part of the terrace suite redevelopment project which we believe has increased appeal to media content providers, sports journalists, racing team owners and drivers and others involved in the motorsports industry;

•	To further enhance our guest experience, we reconfigured tram and pedestrian routes at Richmond; built a new tram stop at Daytona; and, replaced the seats in the lower grandstands at Talladega; and

•	We have constructed a new leader board at Homestead, which is the prototype for future tracks.
We anticipate modest capital spending on other projects for maintenance, safety and regulatory requirements, as well as for preserving the guest experience at our events to enable us to effectively compete with other sports venues for consumer and corporate spending.
Growth Strategies
Our growth strategies also include exploring ways to grow our businesses through acquisitions, developments and joint ventures. This has most recently been demonstrated through the acquisitions of the additional interests in Raceway Associates, owner and operator of Chicagoland and Route 66 and our planned real estate development joint ventures (see “Daytona Development Project” and “Kansas Hotel and Casino Development”).
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

Current Operations Comparison
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	For the Year Ended November 30,
	2007	2008	2009

Revenues:
Admissions, net	31.2%	30.0%	28.2%
Motorsports related	57.2	58.8	62.4
Food, beverage and merchandise	10.3	9.9	8.1
Other	1.3	1.3	1.3

Total revenues	100.0	100.0	100.0
Expenses:
Direct:
Prize and point fund monies and NASCAR sanction fees	18.6	19.6	23.5
Motorsports related	19.7	21.1	21.6
Food, beverage and merchandise	6.0	6.1	5.7
General and administrative	14.6	13.9	15.0
Depreciation and amortization	9.8	9.0	10.5
Impairment of long-lived assets	1.6	0.3	2.4

Total expenses	70.3	70.0	78.7

Operating income	29.7	30.0	21.3
Interest expense, net	(1.3)	(2.2)	(3.2)
Minority interest	—	—	0.1
Equity in net loss from equity investments	(7.2)	(0.2)	(11.2)

Income from continuing operations before income taxes	21.2	27.6	7.0
Income taxes	10.6	10.5	6.0

Income from continuing operations	10.6	17.1	1.0
Loss from discontinued operations	—	—	—

Net income	10.6%	17.1%	1.0%

Comparison of Fiscal 2009 to Fiscal 2008
The comparison of fiscal 2009 to fiscal 2008 is impacted by the following factors:
•	Economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates, impact our ability to sell tickets to our events and to secure revenues from corporate marketing partnerships. We believe that adverse economic trends, particularly credit availability, the decline in consumer confidence, and the rise in unemployment, began to manifest in early fiscal 2008 and have increasingly contributed to the decrease in attendance related as well as corporate partner revenues for certain of our motorsports entertainment events during fiscal 2009;

•	Further impacting the comparability of the periods were strong consumer and corporate sales for the 50th running of the Daytona 500 in fiscal 2008. This monumental anniversary of the “Great American Race” provided significant unique opportunities to drive attendance and revenue above the otherwise strong appeal of this marquee event and the sport of NASCAR in general;

•	On February 27, 2009, we acquired the 50.0 percent ownership interest in Stock-Car Montreal L.P. we did not previously own, bringing our ownership to 100.0 percent. This acquisition was accounted for as a business combination and the operations of Stock-Car Montreal L.P. are included in our consolidated operations subsequent to the date of acquisition. Prior to this date, we had accounted for their operations as part of equity in net loss from equity investments. A NASCAR Nationwide Series and a Grand American Series event were held at Stock-Car Montreal during the third quarter of fiscal 2009;

•	Due to the acquisition of Grand American by NASCAR in October 2008, expenses related to prize, point and sanction fees are reported as part of prize and point fund monies and NASCAR sanction fees on the consolidated statement of operations for fiscal year 2009 while reported as part of motorsports related expense in fiscal 2008 and prior years;

•	During fiscal 2009, approximately $1.0 million, or $0.01 per diluted share, of depreciation was accelerated above our normal depreciation rates relating to our prior office building in Daytona Beach, Florida which is expected to be razed as part of our Daytona Development Project (see further discussion in “Future Liquidity”). During fiscal 2008, depreciation was accelerated above our normal depreciation rates relating to this prior office building and certain other offices and buildings which were razed in fiscal 2008 as part of our Daytona Development Project totaling approximately $2.1 million, or $0.03 per diluted share;

•	In fiscal 2009, we recognized non-cash impairments of long-lived assets totaling approximately $16.7 million, or $0.21 per diluted share, primarily attributable to the aforementioned decrease in the carrying value of our Staten Island property and, to a much lesser extent, impairments of certain other long-lived assets. In fiscal 2008, we recognized impairments of long-lived assets totaling approximately $2.2 million, or $0.03 per diluted share, primarily attributable to our Staten Island property and impairments of certain other long-lived assets;

•	During the first quarter of fiscal 2008, we recorded a non-cash charge totaling approximately $3.8 million, or $0.07 per diluted share, to correct the carrying value amount of certain other assets. This adjustment was recorded in interest income and other in the consolidated statement of operations;

•	During fiscal 2009, the Company amortized approximately $4.3 million, or $0.05 per diluted share, related to our interest rate swap for which there was no comparable amortization in the prior year (see “Future Liquidity”). This amortization was recorded in interest expense in the consolidated statement of operations;

•	In fiscal 2009, the $77.6 million, or $1.63 per diluted share, equity in net loss from equity investments represents our portion of the results from our 50.0 percent indirect interest in Motorsports Authentics and includes the previously discussed non-cash impairment charge of approximately $69.3 million, or $1.43 per diluted share (see “Equity and Other Investments”). Our portion of Motorsports Authentics net income for fiscal 2008 included in equity in net loss from equity investments was approximately $1.6 million, or $0.02 per diluted share (see discussion under “Future Trends in Operating Results”); and

•	During the second quarter of fiscal 2009 we recognized interest income net of tax, of approximately $8.9 million, or $0.18 per diluted share, in our income tax expense as a result of the Settlement with the Service (see “Internal Revenue Service Examination”).
Admissions revenue decreased approximately $40.6 million, or 17.2 percent, in fiscal 2009 as compared to fiscal 2008. We believe the decrease is primarily attributable to the decreases in attendance due to previously discussed adverse economic trends including decreases in weighted average ticket prices as a result of pricing strategies for our NASCAR Sprint Cup events in 2009 (see “Future Trends in Operating Results”). These decreases are further impacted by the strong demand for certain events conducted during Speedweeks at Daytona supporting the 50th running of the sold out Daytona 500 in fiscal 2008. The overall decrease in attendance was partially offset by the consolidation of the Nationwide series event weekend at Stock-Car Montreal and a slight increase in the weighted average ticket prices for certain events conducted during Speedweeks at Daytona in fiscal 2009.
Motorsports related revenue decreased approximately $30.6 million, or 6.6 percent, in fiscal 2009 as compared to fiscal 2008. The decrease is primarily due to the decreases in sponsorship, suite and hospitality revenues for certain events conducted during the year, which we believe result largely from the previously discussed adverse economic conditions. To a lesser extent, lower track rentals, advertising and ancillary rights revenues also contributed to the decrease. Partially offsetting the decrease was the Nationwide series event weekend at Stock-Car Montreal and an increase in television broadcast rights for our NASCAR Sprint Cup, Nationwide, and Camping World Truck series events.
Food, beverage and merchandise revenue decreased approximately $21.7 million, or 27.8 percent, in fiscal 2009 as compared to fiscal 2008. The decrease is primarily attributable to previously discussed adverse economic conditions impacting attendance as well as lower per capita sales in fiscal 2009 affecting catering, concessions and merchandise sales. In addition, the decrease is impacted by the strong sales of the Daytona 500 50th anniversary product in fiscal 2008. The decrease was slightly offset by the Nationwide series event weekend at Stock-Car Montreal.
Prize and point fund monies and NASCAR sanction fees increased approximately $8.3 million, or 5.4 percent, in fiscal 2009 as compared to fiscal 2008. This increase is primarily related to the Nationwide series event at Stock-Car Montreal and the previously discussed increase in television broadcast rights fees for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events conducted during the year, as standard NASCAR sanctioning agreements require that a specific percentage of television broadcast rights fees be paid to competitors. To a lesser extent, increased NASCAR sanction fees, as well as the aforementioned reclassification of amounts related to Grand American in fiscal 2009 contributed to the increase.
Motorsports related expense decreased by approximately $16.3 million, or 9.8 percent, in fiscal 2009 as compared to fiscal 2008. The decrease is predominately attributable to reduced promotional, advertising and other race related expenses during the period as a result of focused cost containment initiatives as well as higher promotional and advertising expenses for the 50th running of the Daytona 500 in fiscal 2008. Partially offsetting these decreases was the Nationwide series event weekend at Stock-Car Montreal and to a lesser extent, the aforementioned reclassification of amounts related to Grand American competition costs in fiscal 2009. Motorsports related expense as a percentage of combined admissions and motorsports related revenue was comparable to the prior year, with the slight margin decrease primarily due to the previously discussed lower admissions and motorsports related revenues, as well as the aforementioned Stock-Car Montreal events conducted in the third quarter of fiscal 2009, largely offset by initiatives to reduce costs.
Food, beverage and merchandise expense decreased approximately $9.0 million, or 18.7 percent, in fiscal 2009 as compared to fiscal 2008. The decrease is primarily attributable to variable costs associated with the lower sales of merchandise, catering and concessions sales related to the previously discussed decreases in attendance. In addition, the decrease is impacted by the robust sales attributable to the previously discussed events conducted during Speedweeks at Daytona supporting the 50th running of the sold out Daytona 500 in fiscal 2008. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue increased to approximately 69.4 percent in fiscal 2009, as compared to 61.7 percent for fiscal 2008. Economies of scale and the ratio of fixed to variable costs attributed to the decrease in margin. This is especially evident for fiscal 2009 Speedweeks sales as compared to strong sales surrounding the 50th running of the Daytona 500 in fiscal 2008. The decrease in margin was partially offset by certain fixed cost reductions during the year.
General and administrative expense decreased approximately $5.6 million, or 5.1 percent, in fiscal 2009 as compared to fiscal 2008. Driven by focused cost containment initiatives, we reduced legal fees, other professional fees, personnel related and various other costs associated with our ongoing business compared to the prior year. In addition the decrease is impacted by an adjustment to certain other taxes in fiscal 2008. General and administrative expenses as a percentage of total revenues increased to approximately 15.0 percent for fiscal 2009, as compared to 13.9 percent for fiscal 2008. The slight margin decrease is primarily due to the previously discussed decrease in revenues, largely offset by our cost containment efforts.
Depreciation and amortization expense increased approximately $1.9 million, or 2.8 percent, in fiscal 2009 as compared to fiscal 2008. The increase was attributable to capital expenditures for our ongoing facility enhancements and related initiatives.

The impairment of long-lived assets of approximately $16.7 million in fiscal 2009 is primarily attributable to the aforementioned decrease in the carrying value of our Staten Island property and, to a much lesser extent, certain other long-lived asset impairments. The fiscal 2008 impairment consisted primarily of costs associated with the fill removal process at our Staten Island property and impairments of certain other long-lived assets (see discussion under “Impairment of Long-Lived Assets”).
Interest income and other increased by approximately $2.7 million during fiscal 2009 as compared to fiscal 2008. The increase is almost entirely due to the aforementioned non-cash charge of $3.8 million, or $0.07 per diluted share, in fiscal 2008, to correct the carrying value of certain other assets. Slightly offsetting the increase were lower interest rates on higher cash balances as compared to the same period in the prior year.
Interest expense increased by approximately $7.6 million, or 48.0 percent, during fiscal 2009 as compared to fiscal 2008. The increase is primarily due to the amortization of our previous interest-rate swap (see discussion under “Future Liquidity—Long-Term Obligations and Commitments”) as well as lower capitalized interest and higher average borrowings on our credit facility during the year (see discussion under “Liquidity and Capital Resources — General”) as compared to the same period in fiscal 2008, partially offset by the repayment of the $150 million principal 4.2% Senior Notes in April 2009.
Equity in net loss from equity investments represents our 50.0 percent equity investment in Motorsports Authentics (see “Equity and Other Investments”).
Our effective income tax rate increased from approximately 38.0 percent to 85.5 percent during fiscal 2009 compared to fiscal 2008. This increase in the effective income tax rate is primarily due to the tax treatment associated with income earned in fiscal 2008 and losses incurred in fiscal 2009 by Motorsports Authentics. The increase was partially offset by a decrease in the effective income tax rate due to the interest income related to the settlement with the Service (see “Internal Revenue Service Examination”).
The operations of Nazareth are presented as discontinued operations, net of tax, for all periods presented in accordance with SFAS No. 144 (ASC 205).
As a result of the foregoing, net income decreased approximately $127.8 million, or $2.57 per diluted share, for fiscal 2009 as compared to fiscal 2008.
Comparison of Fiscal 2008 to Fiscal 2007
The comparison of fiscal 2008 to fiscal 2007 is impacted by the following factors:
•	Economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates, impact our ability to sell tickets to our events and to secure revenues from corporate marketing partnerships. We believe that adverse economic trends, particularly credit availability, the decline in consumer confidence, the rise in unemployment and increased fuel and food costs, significantly contributed to the decrease in attendance for certain of our motorsports entertainment events during fiscal 2008;

•	During fiscal 2008, approximately $2.1 million, or $0.03 per diluted share, of depreciation was accelerated above our normal depreciation rates relating to our existing office building in Daytona Beach, Florida which is expected to be razed as part of our Daytona project (see further discussion in “Future Liquidity”). During fiscal 2007, depreciation was accelerated above our normal depreciation rates relating to this existing office building and certain other offices and buildings which were razed in fiscal 2007 as part of our Daytona project totaling approximately $14.7 million, or $0.17 per diluted share;

•	On February 2, 2007, we acquired the 62.5 percent ownership interest in Raceway Associateswe did not previously own, bringing our ownership to 100.0 percent. This acquisition was accounted for as a business combination and the operations of Raceway Associates are included in our consolidated operations subsequent to the date of acquisition. Raceway Associates operates Chicagoland and Route 66. Prior to this date, we had accounted for their operations as an equity method investment.

•	In fiscal 2008 and 2007, we recognized impairments of long-lived assets totaling approximately $2.2 million, or $0.03 per diluted share, and $13.1 million, or $0.09 per diluted share, respectively, primarily attributable to costs associated with the fill removal process at our Staten Island property and impairments of certain other long-lived assets. The fiscal 2007 impairments also included the aforementioned discontinuance of the speedway development in Kitsap County, Washington;

•	During fiscal 2008, we recorded a non-cash charge totaling approximately $3.8 million, or $0.07 per diluted share, to correct the carrying value amount of certain other assets. This adjustment was recorded in interest income and other in the consolidated statement of operations. We believe the adjustment is not material to our consolidated financial statements for the years ended November 30, 2007 and 2008; and

•	In fiscal 2008, equity in net loss from equity investments includes the previously discussed charge of approximately $2.3 million, or $0.03 per diluted share, as a result of Kansas Entertainment’s withdrawal of its application for its casino management contract and income of approximately $1.6 million, or $0.04 per diluted share, representing our portion of the results from our 50.0 percent indirect interest in Motorsports Authentics. Our portion of Motorsports Authentics net loss for fiscal 2007 included in equity in net loss from equity investments was approximately $57.0 million, or $1.04 per diluted share, which includes the write-down of certain inventory and related assets and an impairment of goodwill, certain intangibles and other long-lived assets (see discussion under “Future Trends in Operating Results”).
Admissions revenue decreased approximately $17.6 million, or 6.9 percent, in fiscal 2008 as compared to fiscal 2007. The decrease is primarily attributable to the decreases in attendance due to previously discussed adverse economic trendsand, to a lesser extent, the impact of inclement weather at certain spring events conducted at Auto Club Speedway. These decreases are partially offset by the increase in attendance for certain events conducted during Speedweeks at Daytona supporting the 50th running of the sold out Daytona 500 and, to a lesser extent, the increase in attendance at certain events at Chicagoland. The overall decrease in attendance was also partially offset by a slight increase in the weighted average ticket price of tickets sold for the majority of our events.
Motorsports related revenue decreased approximately $2.6 million, or 0.6 percent, in fiscal 2008 as compared to fiscal 2007. The decrease is primarily due to the decrease in suite and hospitality revenue, track rentals, motorsports publishing services, and advertising for comparable events. This decrease is partially offset by an increase in the television broadcast and ancillary rights for our NASCAR Sprint Cup, Nationwide, and Camping World Truck series.
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
Prize and point fund monies and NASCAR sanction fees increased approximately $3.3 million, or 2.2 percent, in fiscal 2008 as compared to fiscal 2007. This increase is primarily related to the increase in television broadcast rights fees for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events as standard NASCAR sanctioning agreements require that a specific percentage of television broadcast rights fees be paid to competitors and, to a lesser extent, increased NASCAR sanction fees.
Motorsports related expense increased by approximately $5.7 million, or 3.5 percent, in fiscal 2008 as compared to fiscal 2007. The increase is primarily attributable to promotional and advertising expenses for certain events conducted during the year including the 50th running of the sold out Daytona 500. The increase was partially offset by costs associated with the IRL Series weekend at Michigan in fiscal 2007 that did not occur in fiscal 2008. Motorsports related expense as a percentage of combined admissions and motorsports related revenue increased to 23.8 percent, as compared to 22.3 percent for the prior year. The margin decrease is primarily due to the previously discussed increased promotional and advertising expenses, combined with the previously discussed revenue decreases.
Food, beverage and merchandise expense decreased approximately $331,000, or 0.7 percent, in fiscal 2008 as compared to fiscal 2007. The decrease is primarily attributable to lower variable costs associated with lower sales related to the previously discussed decreases in attendance. Substantially offsetting this decrease were increased variable costs associated with the increased sales attributable to the previously discussed increase in attendance for certain events conducted during Speedweeks at Daytona supporting the 50th running of the sold out Daytona 500. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue increased to approximately 61.7 percent in fiscal 2008, as compared to 57.6 percent for fiscal 2007. The margin decrease is primarily due to economies of scale and the ratio of fixed to variable costs for lower catering sales..
General and administrative expense decreased approximately $9.5 million, or 8.0 percent, in fiscal 2008 as compared to fiscal 2007. The decrease is primarily attributable to reductions in legal fees, certain operating costs related to the pursuit of development projects, an adjustment to certain other taxes in addition to certain cost containment initiatives. The decrease is partially offset by twelve months of expenses relating to Chicagoland and Route 66 in fiscal 2008 as compared to only ten months of such expenses in the same period of the prior year subsequent to the

February 2, 2007 acquisition. General and administrative expenses as a percentage of total revenues decreased to approximately 13.9 percent for fiscal 2008, as compared to 14.6 percent for fiscal 2007. The change is primarily due to the previously discussed reduction in general and administrative expenses partially offset by the previously discussed revenue decreases.
Depreciation and amortization expense decreased approximately $9.3 million, or 11.6 percent, in fiscal 2008 as compared to fiscal 2007. The decrease substantially consists of the reduction in the previously discussed accelerated depreciation on certain office and other buildings from fiscal 2007 to fiscal 2008. The decrease is partially offset by depreciation expense associated with twelve months of depreciation relating to Chicagoland and Route 66 in fiscal 2008 as compared to only ten months in the prior year subsequent to the February 2, 2007 acquisition, as well as other ongoing capital improvements.
Interest income and other decreased by approximately $6.6 million, or 132.7 percent, during fiscal 2008 as compared to fiscal 2007. The decrease is primarily due to the previously discussed non-cash charge of $3.8 million, or $0.07 per diluted share, to correct the carrying value of certain other assets. Lower cash and short-term investment balances driven by use of cash for our previously discussed Stock Purchase Plans impacted the year as well.
Interest expense increased by approximately $233,000, or 1.5 percent, during fiscal 2008 as compared to fiscal 2007. The increase is primarily due to the interest expense related to our new headquarters building and interest on borrowings related to our revolving credit facility (see discussion under “Liquidity and Capital Resources — General”). The increase is substantially offset by higher capitalized interest.
Equity in net loss from equity investments improved significantly in the current fiscal period as compared to the same respective period of the prior year primarily due to the operations of Motorsports Authentics (see “Equity and Other Investments”). Our pro rata share of the loss from our 37.5 percent equity investment in Raceway Associates prior to the acquisition of the remaining interest in February 2007 also contributed to the improvement in the current year. Partially offsetting the above items was the previously discussed charge relating to Kansas Entertainment.
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
The operations of Nazareth are presented as discontinued operations, net of tax, for all periods presented in accordance with SFAS No. 144 (ASC 205).
As a result of the foregoing, net income increased approximately $48.4 million, or $0.46 per diluted share, for fiscal 2008 as compared to fiscal 2007. Also contributing to the increase in the earnings per diluted share is the reduction in the weighted average shares outstanding as a result of the previously discussed stock repurchase program.
Liquidity and Capital Resources
General
We have historically generated sufficient cash flow from operations to fund our working capital needs and capital expenditures at existing facilities, payments of an annual cash dividend and more recently, to repurchase our shares under our Stock Purchase Plan. In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance of long-term debt, borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects. At November 30, 2009, we had cash, cash equivalents and short-term investments totaling approximately $158.8 million, $150.0 million principal amount of senior notes outstanding, $75.0 million in current borrowings on our $300.0 million revolving credit facility, a debt service funding commitment of approximately $64.7 million principal amount related to the taxable special obligation revenue (“TIF”) bonds issued by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) and, $6.2 million principal amount of other third party debt. At November 30, 2009, we had working capital of $104.0 million, primarily driven by funding the April 2009 current maturity of $150 million principal amount senior notes and the $112.0 million recovery of funds previously on deposit with the Service. At November 30, 2008, we had a working capital deficit of $27.8 million, primarily as a result of the cash used for the acquisitions of our common stock under our Stock Purchase Plans and the previously noted April 2009 maturity becoming a current liability.
Our liquidity is primarily generated from our ongoing motorsports operations, and we expect our strong operating cash flow to continue in the future. In addition, as of November 30, 2009, we have approximately $225.0 million available to draw upon under our revolving credit facility, if needed. See “Future Liquidity” for additional disclosures relating to our credit facility and certain risks that may affect our near term operating results and liquidity.
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
During fiscal year 2009, our significant cash flows items include the following:
•	net cash provided by operating activities totaled approximately $261.7 million;

•	capital expenditures totaling approximately $113.7 million;

•	payments of long-term debt totaling approximately $152.8 million;

•	decrease in restricted cash totaling approximately $32.4 million;

•	payments under our 2006 Credit Facility totaling approximately $75.0 million;

•	dividends paid totaling approximately $6.8 million; and

•	reacquisitions of previously issued common stock totaling approximately $5.0 million.
Capital Expenditures
Capital expenditures totaled approximately $113.7 million for fiscal 2009, compared to approximately $107.0 million for fiscal 2008. Capital expenditures included approximately $32.2 million related to construction of the new ISC headquarters in Daytona Beach, Florida, which is funded from long-term restricted cash and investments provided by the headquarters financing and approximately $11.3 million related to other aspects of our Daytona Project, Staten Island property and Stock-Car Montreal; the balance of the spending for the period relates to grandstand seating enhancements at Michigan; grandstand seating enhancements and new vehicle parking areas at Daytona; grandstand seating enhancements at Talladega and, a variety of other improvements and renovations to our facilities.
At November 30, 2009, we have approximately $76.7 million in capital projects currently approved. Included in these amounts are approximately $11.7 million related to construction of our new headquarters building (see “Daytona Development Project”); approximately $6.2 million related to land acquisitions; as well as installation of a new leaderboard and parking improvements at Richmond; grandstand seating enhancements, media center and infield improvements at Michigan; a new 136,000 square foot interactive fan area outside Turn 3, grandstand seating enhancements and new vehicle parking areas at Daytona; grandstand seating enhancements at Talladega; track modifications at Watkins Glen; acquisition of land and land improvements at various facilities for expansion of parking, camping capacity and other uses; and, a variety of other improvements and renovations to our facilities that enable us to effectively compete with other sports venues for consumer and corporate spending.
As a result of these currently approved projects and anticipated additional approvals in fiscal 2010, we expect our total fiscal 2010 capital expenditures at our existing facilities will be approximately $60.0 million to $80.0 million depending on the timing of certain projects.
We review the capital expenditure program periodically and modify it as required to meet current business needs.

Future Liquidity
General
As discussed in “Future Trends in Operating Results”, economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates, may impact our ability to sell tickets to our events and to secure revenues from corporate marketing partnerships. We believe that adverse economic trends, particularly credit availability, the decline in consumer confidence, the rise in unemployment and increased fuel and food costs, significantly contributed to the decrease in attendance for certain of our motorsports entertainment events during fiscal 2008. Substantially all of these trends to continued into 2009, which negatively impacted year-over-year comparability for most all of our revenue categories with the exception of domestic broadcast and ancillary media rights fees.
Our cash flow from operations consists primarily of ticket, hospitality, merchandise, catering and concession sales and contracted revenues arising from television broadcast rights and marketing partnerships. Despite current economic conditions, we believe that cash flows from operations, along with existing cash, cash equivalents, short-term investments and available borrowings under our 2006 Credit Facility, will be sufficient to fund:
•	operations and approved capital projects at existing facilities for the foreseeable future;

•	payments required in connection with the funding of the Unified Government’s debt service requirements related to the TIF bonds;

•	payments related to our existing debt service commitments;

•	any equity contributions in connection with the Kansas Hotel and Casino development;

•	any potential payments associated with our keepwell agreements;

•	payments for share repurchases under our Stock Purchase Plan; and

•	the fees and expenses incurred in connection with the current legal proceeding discussed in Part II “Legal Proceedings.”
Accordingly, in October 2008, as a result of our desire to build cash balances due to the challenges facing the credit markets, we drew down on our $300.0 million 2006 Credit Facility (see below in “Future Liquidity”) the $150.0 million necessary to fund the $150.0 million in senior notes maturing in April 2009 (see below in “Future Liquidity”). We have and will continue to utilize operating cash flow combined with the funds recovered as a result of our audit settlement with the Service to pay down the balance on the 2006 Credit Facility.
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
Long-Term Obligations and Commitments
On April 23, 2004, we completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, we completed an offer to exchange the senior notes for registered senior notes with substantially identical terms (“2004 Senior Notes”). At November 30, 2009, outstanding 2004 Senior Notes totaled approximately $150.0 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 5.4 percent and are due April 2014.

The 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Our wholly-owned domestic subsidiaries are guarantors of the 2004 Senior Notes.
In June 2008 we entered into an interest rate swap agreement to effectively lock in a substantial portion of the interest rate exposure on approximately $150.0 million notional amount in anticipation of refinancing the $150.0 million 4.2 percent Senior Notes that matured in April 2009. This interest rate swap was designated and qualified as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (ASC 815). As a result of the uncertainty with the U.S. credit markets we postponed the refinancing of the 4.2 percent Senior Notes that matured in the second quarter of fiscal 2009. Accordingly, in February 2009, we amended and re-designated our interest rate swap agreement as a cash flow hedge. This amended agreement, with a principal notional amount of $150.0 million and an estimated fair value of a liability totaling $24.5 million at November 30, 2009, expires in February 2011. The estimated fair value is based on relevant market information and quoted market prices at November 30, 2009 and is recognized in other comprehensive loss or interest expense in the consolidated financial statements. As part of the re-designation, the fair value of the previous interest rate swap arrangement totaling approximately $23.2 million, was frozen in other comprehensive income. During fiscal 2009, we amortized approximately $4.3 million, or $0.05 per diluted share, of this balance and is reflected in interest expense in the consolidated statement of operations. During fiscal 2010 we expect to amortize up to approximately $4.7 million of this balance in interest expense in the consolidated statement of operations.
In connection with our February 2, 2007, acquisition of the 62.5 percent ownership interest in Raceway Associates we did not previously own, we assumed approximately $39.7 million in third party debt, consisting of three bank term loans and two revenue bonds payable.
•	The first bank term loan (“Chicagoland Term Loan”) was a construction loan for the development of Chicagoland with principal outstanding at the date of acquisition of approximately $28.4 million. We paid the remaining principal and accrued interest on the Chicagoland Term Loan subsequent to the acquisition in February 2007.

•	The second bank term loan (“5.8 percent Bank Loan”) consists of a construction and mortgage note with principal outstanding at the date of acquisition of approximately $3.3 million, original 20 year term due June 2018, with a current interest rate of 5.8 percent and a monthly payment of $48,000 principal and interest. The interest rate and monthly payments will be adjusted on June 1, 2013. At November 30, 2009, outstanding principal on the 5.8 percent Bank Loan was approximately $2.1 million.

•	The third bank term loan (“6.3 percent Bank Loan”) consists of a mortgage note with principal outstanding at the date of acquisition of approximately $271,000, original five year term which matured and was fully paid in February 2008.

•	The first revenue bonds payable (“4.8 percent Revenue Bonds”) consist of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements with principal outstanding at the date of acquisition of approximately $2.5 million. The 4.8 percent Revenue Bonds have an initial interest rate of 4.8 percent and a monthly payment of $29,000 principal and interest. At November 30, 2009, outstanding principal on the 4.8 percent Revenue Bonds was approximately $1.8 million.

•	The second revenue bonds payable (“6.8 percent Revenue Bonds”) are special service area revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements with principal outstanding at the date of acquisition of approximately $5.2 million. The 6.8 percent Revenue Bonds are billed and paid as a special assessment on real estate taxes. Interest payments are due on a semi-annual basis at 6.8 percent with principal payments due annually. Final maturity of the 6.8 percent Revenue Bonds is January 2012. At November 30, 2009, outstanding principal on the 6.8 percent Revenue Bonds was approximately $2.3 million.
In July 2008, DBPHB entered into a construction term loan agreement to finance the construction of our new headquarters building (see “Daytona Development Project”). The loan is comprised of a $51.3 million principal amount with an interest rate of 6.25 percent which matures over 25 years.
In January 1999, the Unified Government issued approximately $71.3 million in TIF bonds in connection with the financing of construction of Kansas Speedway. At November 30, 2009 outstanding TIF bonds totaled approximately $64.7 million, net of the unamortized discount, which is comprised of a $17.9 million principal amount, 6.2 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by our wholly-owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway’s boundaries and are not our obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At November 30, 2009, the Unified Government had approximately $2.9 million in 2002 STAR Bonds outstanding. Under a keepwell agreement, we have agreed to provide financial assistance to KSC, if necessary, to support its guarantee of the 2002 STAR Bonds.
We have a $300.0 million revolving credit facility (“2006 Credit Facility”) which contains a feature that allows us to increase the credit facility to a total of $500.0 million, subject to certain conditions. The 2006 Credit Facility is scheduled to mature in June 2011, and accrues interest at LIBOR plus 30.0 — 80.0 basis points, based on our highest debt rating as determined by specified rating agencies. At November 30, 2009, we had approximately $75.0 million outstanding under the 2006 Credit Facility.
We have guaranteed minimum royalty payments under certain agreements through December 2015, with a remaining maximum exposure at November 30, 2009, of approximately $11.5 million.
At November 30, 2009 we had contractual cash obligations to repay debt and to make payments under operating agreements, leases and commercial commitments in the form of guarantees and unused lines of credit. Payments due under these long-term obligations are as follows as of November 30, 2009 (in thousands):

		Obligations Due by Period
		Less Than			After
	Total	One Year	2-3 Years	4-5 Years	5 Years

Long-term debt	$348,096	$3,427	$81,456	$155,950	$107,263
Motorsports entertainment facility operating agreement	31,440	2,220	4,440	4,440	20,340
Other operating leases	44,078	3,528	3,716	2,545	34,289

Total Contractual Cash Obligations	$423,614	$9,175	$89,612	$162,935	$161,892

We have a total long-term tax liability of approximately $20.9 million for uncertain tax positions, inclusive of tax, interest, and penalties included in our consolidated balance sheet at November 30, 2009, related to various federal and state income tax matters, primarily the state tax depreciation issues related to our recently settled examination with the Internal Revenue Service (see “Internal Revenue Service Examination” for further discussion). The contractual cash obligations table above excludes the long-term liability for these uncertain tax positions as we are unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities.
Commercial commitment expirations are as follows as of November 30, 2009 (in thousands):

		Commitment Expiration by Period
		Less Than			After
	Total	One Year	2-3 Years	4-5 Years	5 Years

Guarantees	$14,360	$260	$645	$535	$12,920
Unused credit facilities	225,000	—	225,000	—	—

Total Commercial Commitments	$239,360	$260	$225,645	$535	$12,920

Stock Purchase Plan
In December 2006, we implemented a share repurchase program under which we are authorized to purchase up to $150.0 million of our outstanding Class A common shares. In February 2008, we announced that our Board of Directors had authorized an incremental $100.0 million share repurchase program. Collectively these programs are described as the “Stock Purchase Plans.” The Stock Purchase Plans allow us to purchase up to $250.0 million of our outstanding Class A common shares. The timing and amount of any shares repurchased under the Stock Purchase Plans will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plans may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates.
Since inception of the Stock Purchase Plans through November 30, 2009, we have purchased 4,914,727 shares of our Class A common shares, for a total of approximately $212.7 million. Included in these totals are the purchases of 184,248 shares of our Class A common shares during the fiscal year ended November 30, 2009, at an average cost of approximately $25.60 per share (including commissions), for a total of approximately $4.7 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At November 30, 2009, we have approximately $37.3 million remaining repurchase authority under the current Stock Purchase Plans.
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
Daytona Development Project
In May 2007, we announced that we had entered into a 50/50 joint venture with a development partner, The Cordish Company (“Cordish”), to explore a potential mixed-use entertainment destination development on 71 acres. The proposed development would be located directly across International Speedway Boulevard from our Daytona motorsports entertainment facility.
Preliminary conceptual designs call for a 265,000 square foot mixed-use retail/dining/entertainment area including a movie theater with up to 2,500-seats, a residential component and a 160-room hotel. The initial development includes approximately 188,000 square feet of office space (the International Motorsports Center) to house our new headquarters, as well as that of NASCAR, Grand American and their related businesses, and additional space for other tenants. Construction of the office building was completed during the fourth quarter of 2009. In November 2009, following the successful completion of the office component of the project, we acquired Cordish’s 50.0 percent interest in the overall development which includes all of the interests in the office building and we will assume responsibility for future phases of the overall development. We have consolidated this entity in our financial statements as of November 30, 2009.
The new headquarters office building was financed in July 2008 through a $51.3 million construction term loan obtained by Daytona Beach Property Headquarters Building, LLC (“DBPHB”), a wholly owned subsidiary of the Company, which was created to own and operate the office building.
Specific financing considerations for the development project are dependent on several factors, including lease arrangements, availability of project financing and overall market conditions. The Company has relocated from its prior office building, which is expected be razed as part of our Daytona Development Project. Additional depreciation on this prior office building totaled approximately $2.1 million and $1.0 million for the years ended November 30, 2008 and 2009, respectively.
While we continue to believe that a mixed-use retail/dining/entertainment area located across from its Daytona facility will be a successful project, given the current economic conditions and the uncertainty associated with the future, development of the project will depend on its economical feasibility.
Kansas Hotel and Casino Development
In September 2007, our wholly owned subsidiary Kansas Speedway Development Corporation (“KSDC”) and The Cordish Company entity, Kansas Entertainment Investors, with whom we formed Kansas Entertainment, LLC (“Kansas Entertainment”) to pursue this project, submitted a joint proposal to the Unified Government for the development of a casino, hotel and retail and entertainment project in Wyandotte County, on property adjacent to Kansas Speedway. The Unified Government has approved rezoning of approximately 101 acres at Kansas Speedway to allow development of the proposed project. The Kansas Lottery Commission will act as the state’s casino owner.
In September 2008, the Kansas Lottery Gaming Facility Review Board awarded the casino management contract for the Northeast Kansas gaming zone to Kansas Entertainment. On December 5, 2008, Kansas Entertainment withdrew its application for Lottery Gaming Facility Manager for the Northeast Kansas gaming zone due to the uncertainty in the global financial markets and the expected inability to debt finance the full project at reasonable rates.
In January 2009, the State of Kansas re-opened the bidding process for the casino management contract with proposals due by April 1, 2009. Kansas Entertainment submitted a revised joint proposal to the Kansas Lottery Commission and the Unified Government for the phased development of a casino and certain dining and entertainment options. The proposal also contemplates the development, depending upon market conditions and demand, of a hotel, convention facility and retail and entertainment district.
In September 2009, Kansas Entertainment Investors, our partner in Kansas Entertainment, was replaced by Penn. As a result, Penn holds 50.0 percent of the membership interests in the planned project and is the managing member of Kansas Entertainment. Penn will be responsible for the development and operation of the casino and hotel. On December 1, 2009, the Kansas Lottery Gaming Facility Review Board approved Kansas Entertainment as the gaming facility operator in the Northeast Zone (Wyandotte County). Based on its selection, and subject to background investigations and licensing by the Kansas Racing and Gaming Commission which are expected to be completed by mid-February 2010, Kansas Entertainment plans to begin construction of the Hollywood-themed and branded entertainment destination facility in the second half of 2010 with a planned opening in the first quarter of 2012.
The initial phase of the project, which is planned to comprise approximately 190,000 square feet, includes a 100,000 square foot casino gaming floor with approximately 2,300 slot machines and 86 table games, a high-energy center bar, and dining and entertainment options and is budgeted at approximately $385.0 million. Kansas Entertainment anticipates partially funding the first phase of the development with a minimum equity contribution of $50.0 million from each partner in mid-2010. In addition, Kansas Entertainment currently plans to pursue financing of approximately $140.0 million, preferably on a project secured non-recourse basis. Land that we already own is assumed to be valued at approximately $100.0 million post licensing and leased gaming equipment of approximately $45.0 million would complete the financing of the project’s first phase. The full budget of all potential phases is projected at over $800.0 million, and would be financed by the joint venture between KSDC and Penn.
Internal Revenue Service Examination
Effective May 28, 2009, we entered into a definitive settlement agreement (the “Settlement”) with the Internal Revenue Service (the “Service”) in connection with the previously disclosed federal income tax examination for the 1999 through 2005 fiscal years. As a result of the Settlement, on June 17, 2009, we received approximately $97.4 million of the $117.9 million in deposits that we had previously made with the Service, beginning in fiscal 2005, in order to prevent incurring additional interest. In addition, we received approximately $14.6 million in cash for interest earned on the deposited funds which were ultimately returned to us. Our fiscal 2009 results reflect this interest income, net of tax, totaling approximately $8.9 million, or $0.18 per diluted share, in the income tax expense of our consolidated statement of operations.
The Settlement concludes an examination process the Service opened in fiscal 2002 that challenged the tax depreciation treatment of a significant portion of our motorsports entertainment facility assets. We believe the Settlement reaches an appropriate compromise on this issue. As a result of the Settlement, we are currently pursuing settlements on similar terms with the appropriate state tax authorities. Under these terms, we expect to pay between $4.0 million and $7.0 million in total to finalize the settlements with the various states. We believe that we have provided adequate reserves related to these various state matters including interest charges through November 30, 2009, and, as a result, do not expect that such an outcome would have a material adverse effect on results of operations.
Inflation
We do not believe that inflation has had a material impact on our operating costs and earnings.
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB No. 162”. This statement modifies Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification”, is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Nonauthoritative guidance and literature would include, among other things, FASB Concept Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic do that users can more easily access authoritative accounting guidance. This statement applies beginning in the third quarter of 2009. All accounting references have been dually noted.

In accordance with the “Business Combinations” Topic, ASC 805-50, (formerly issued as SFAS No. 141 (Revised 2007), “Business Combinations” in December 2007), the topic was issued to retain the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. ASC 805-50 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt the provisions of this statement in fiscal 2010.
In accordance with the “Consolidation” Topic, ASC 810-10 (formerly issued as SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51” in December 2007), the topic changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This portion of ASC 810-10 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently evaluating the potential impact that the adoption of this statement will have on our financial position and results of operations and will adopt the provisions of this statement in fiscal 2010.
Also, in accordance with ASC 810-10 (formerly issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” in June 2009), the improvement of financial reporting by enterprises involved with variable interest entities was made by addressing (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in the “Transfers and Servicing” Topic, ASC 860-10 (formerly FASB Statement No. 166, Accounting for Transfers of Financial Assets), and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This portion of ASC 810-10 is effective for financial statements issued for fiscal years beginning after November 15, 2009, with earlier adoption prohibited. We are currently evaluating the potential impact that the adoption of this statement will have on our financial position and results of operations and will adopt the provisions of this statement in fiscal 2010.
In accordance with the “Derivatives and Hedging” Topic, ASC 815-10 (formerly issued as SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” in March 2008), the topic requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. Our adoption of this statement in fiscal 2009 did not have an impact on our financial position and results of operations.
Also in accordance with ASC 815-10 (formerly issued as FSP No. 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” in September 2008), the topic was issued to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. ASC 815-10 also amends FASB Interpretation No. 45 (FIN 45) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” to require an additional disclosure about the current status of payment and performance risk of guarantees. The ASC 815-10 provisions that amend Statement 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. ASC 815-10 also clarifies the effective date of SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities”. As discussed above, SFAS No. 161 is effective the first reporting period beginning after November 15, 2008. Our adoption of this statement in fiscal 2009 did not have an impact on our financial position and results of operations.
In accordance with the “Risks and Uncertainties” Topic, ASC 275-10-50-15A (formerly issued as FASB issued Staff Position (“FSP”) 142-3 “Determination of the Useful Life of Intangible Assets” in April 2008), the topic was issued to amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 “Goodwill and Other Intangible Assets”. ASC 275-10-50-15A also requires additional disclosures on information that can be used to assess the extent to which future cash flows associated with intangible assets are affected by an entity’s intent or ability to renew or extend such arrangements and on associated accounting policies. ASC 275-10-50-15A is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Our adoption of this statement in fiscal 2009 did not have an impact on our financial position and results of operations.
In accordance with the “Earnings Per Share” Topic, ASC 260-10-45 (formerly known as FSP Emerging Issues Task Force (“EITF”) No. 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” issued in June 2008), the topic was issued to address whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method. ASC 260-10-45 affects entities that accrue dividends on share-based payment awards during the associated service period when the return of dividends is not required if employees forfeit such awards. ASC 260-10-45 is effective for fiscal years and interim periods beginning after December 15, 2008. We are currently evaluating the potential impact that the adoption of this statement will have on our financial position and results of operations and will adopt the provisions of this statement in fiscal 2010.
In accordance with the ‘Fair Value Measurements and Disclosures” Topic, ASC 820-10 (formerly issued as FSP 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” in October 2008), the topic discusses key considerations in determining fair value in such markets, and expanding disclosures on recurring fair value measurements using unobservable inputs (Level 3). This portion of ASC 820-10 was effective upon issuance and our adoption of this application had no impact on our financial statements or disclosures.
Also in accordance with ASC 820-10 (formerly issued as FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” in April 2009), the topic was issued to address challenges in estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10 emphasizes that even where significant decreases in the volume and level of activity has occurred, and regardless of the valuation technique(s) used, the objective of fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This portion of ASC 820-10 is effective for interim and annual reporting periods ending after June 15, 2009. Our adoption of this application had no significant impact on our financial statements or disclosures.
In accordance with the “Investments — Equity Method and Joint Ventures” Topic, ASC 323-10 (formerly issued as EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations.” In November 2008), the topic addresses questions that have arisen regarding the application of the equity method subsequent to the issuance of SFAS No. 141R and SFAS No. 160. This portion of ASC 323-10 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application is not permitted. We are currently evaluating the potential impact that the adoption of this statement will have on our financial position and results of operations and will adopt the provisions of this statement in fiscal 2010.
In accordance with the “Investments — Debt and Equity Securities” Topic, ASC 320-10 (formerly issued as 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” in April 2009), the topic was issued to amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve financial statement presentation and disclosure of other-than-temporary impairments on debt and equity securities. ASC 320-10 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This portion of ASC 320-10 is effective for interim and annual reporting periods ending after June 15, 2009. Our adoption of this application had no significant impact on our financial statements or disclosures.
In accordance with the “Financial Instruments” Topic, ASC 825-10 (formerly issued as FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” was issued which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” in April 2009), the topic requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. ASC 825-10 also amends ASC 270-10 (formerly issued as APB Opinion No. 28, “Interim Financial Reporting”) to require those disclosures in summarized financial information at interim reporting periods. This portion of ASC 825-10 is effective for interim reporting periods ending after June 15, 2009. We have reflected the required interim disclosures in our financial statements.

In accordance with the “Subsequent Events” Topic, ASC 855-10 (formerly issued as SFAS No. 165 “Subsequent Events” in May 2009) , the topic was issued to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement is effective for interim or financial reporting periods ending after June 15, 2009. Our adoption of this application, as of August 31, 2009, had no impact on our financial statements or disclosures. We have evaluated the impact of subsequent events through January 29, 2010, representing the date on which the financial statements were issued. No subsequent events were identified for recognition in the balance sheet or disclosure in the notes to the accompanying financial statements.
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
We have various debt instruments that are issued at fixed rates. These financial instruments, which have a fixed rate of interest, are exposed to fluctuations in fair value resulting from changes in market interest rates. The fair values of long-term debt are based on quoted market prices at the date of measurement. Our credit facilities approximate fair value as they bear interest rates that approximate market. At November 30, 2009, we had approximately $75.0 million of variable debt outstanding; therefore, a hypothetical increase in interest rates by 1.0 percent would result in an increase in our annual interest expense of approximately $750,000.
At November 30, 2009, the fair value of our total long-term debt as determined by quotes from financial institutions was approximately $350.9 million. The potential decrease in fair value resulting from a hypothetical 10.0 percent shift in interest rates would be approximately $7.6 million at November 30, 2009.
From time to time we utilize derivative investments in the form of interest rate swaps and locks to manage the fixed and floating interest rate mix of our total debt portfolio and related overall cost of borrowing. The notional amount, interest payment and maturity dates of the swaps and locks match the terms of the debt they are intended to modify. In June 2008 we entered into an interest rate swap agreement to effectively lock in a substantial portion of the interest rate exposure on approximately $150.0 million notional amount in anticipation of refinancing the $150.0 million 4.2 percent Senior Notes that matured in April 2009. This interest rate swap was designated and qualified as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (ASC 815). As a result of the uncertainty with the U.S. credit markets we postponed the refinancing of the 4.2 percent Senior Notes that matured in the second quarter of fiscal 2009. Accordingly, on February 12, 2008, we amended and re-designated our interest rate swap agreement as a cash flow hedge. This amended agreement, with a principal notional amount of $150.0 million and an estimated fair value of a liability totaling $24.5 million at November 30, 2009, expires in February 2011. The estimated fair value is based on relevant market information and quoted market prices at November 30, 2009 and changes in assumptions or market conditions could significantly affect fair value estimates.
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
We have audited the accompanying consolidated balance sheets of International Speedway Corporation (the Company) as of November 30, 2008 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended November 30, 2009. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Motorsports Authentics, LLC (a corporation in which International Speedway Corporation has a 50 percent interest). The financial statements of Motorsports Authentics, LLC have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, as of November 30, 2009 and for the year then ended, insofar as it relates to the amounts included for Motorsports Authentics, LLC, is based solely on the report of the other auditors. In the consolidated financial statements, International Speedway Corporation’s equity investment in Motorsports Authentics, LLC is $0 at November 30, 2009, and the Company’s equity in the net loss of Motorsports Authentics, LLC is $78 million for the year then ended.
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
In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Speedway Corporation at November 30, 2008 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), International Speedway Corporation’s internal control over financial reporting as of November 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 29, 2010, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Certified Public Accountants
Jacksonville, Florida
January 29, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
International Speedway Corporation
We have audited International Speedway Corporation’s internal control over financial reporting as of November 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). International Speedway Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, International Speedway Corporation maintained, in all material respects, effective internal control over financial reporting as of November 30, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of International Speedway Corporation as of November 30, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2009 of International Speedway Corporation and our report dated January 29, 2010 expressed an unqualified opinion thereon. We did not audit the financial statements of Motorsports Authentics, LLC (a corporation in which International Speedway Corporation has a 50 percent interest). The financial statements of Motorsports Authentics, LLC have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, as of November 30, 2009 and for the year then ended, insofar as it relates to the amounts included for Motorsports Authentics, LLC, is based solely on the report of the other auditors. In the consolidated financial statements, International Speedway Corporation’s equity investment in Motorsports Authentics, LLC is $0, at November 30, 2009, and the Company’s equity in the net loss of Motorsports Authentics, LLC is $78 million, for the year then ended.
/s/ Ernst & Young LLP
Certified Public Accountants
Jacksonville, Florida
January 29, 2010

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30,
	2008	2009
	(in thousands, except per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$218,920	$158,572
Short-term investments	200	200
Restricted cash	2,405	—
Receivables, less allowance of $1,200 in 2008 and 2009	47,558	41,934
Inventories	3,763	2,963
Income taxes receivable	—	4,015
Deferred income taxes	1,838	2,172
Prepaid expenses and other current assets	7,194	8,100

Total Current Assets	281,878	217,956
Property and Equipment, net	1,331,231	1,353,636
Other Assets:
Long-term restricted cash and investments	40,187	10,144
Equity investments	77,613	—
Intangible assets, net	178,841	178,610
Goodwill	118,791	118,791
Deposits with Internal Revenue Service	117,936	—
Other	34,342	29,766

	567,710	337,311

Total Assets	$2,180,819	$1,908,903

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$153,002	$3,387
Accounts payable	26,393	18,801
Deferred income	103,549	63,999
Income taxes payable	8,659	8,668
Other current liabilities	18,035	19,062

Total Current Liabilities	309,638	113,917
Long-Term Debt	422,045	343,793
Deferred Income Taxes	104,172	247,743
Long-Term Tax Liabilities	161,834	20,917
Long-Term Deferred Income	13,646	12,775
Other Long-Term Liabilities	28,125	30,481
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 27,397,924 and 27,810,169 issued and outstanding in 2008 and 2009, respectively	274	278
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 21,150,471 and 20,579,682 issued and outstanding in 2008 and 2009, respectively	211	205
Additional paid-in capital	497,277	493,765
Retained earnings	665,405	665,274
Accumulated other comprehensive loss	(21,808)	(20,245)

Total Shareholders’ Equity	1,141,359	1,139,277

Total Liabilities and Shareholders’ Equity	$2,180,819	$1,908,903

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

		Year Ended November 30,
	2007	2008	2009
	(in thousands, except share and per share amounts)
REVENUES:
Admissions, net	$253,685	$236,105	$195,509
Motorsports related	465,469	462,835	432,217
Food, beverage and merchandise	84,163	78,119	56,397
Other	10,911	10,195	9,040

	814,228	787,254	693,163
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	151,311	154,655	162,960
Motorsports related	160,387	166,047	149,753
Food, beverage and merchandise	48,490	48,159	39,134
General and administrative	118,982	109,439	103,846
Depreciation and amortization	80,205	70,911	72,900
Impairment of long-lived assets	13,110	2,237	16,747

	572,485	551,448	545,340

Operating income	241,743	235,806	147,823
Interest income and other	4,990	(1,630)	1,080
Interest expense	(15,628)	(15,861)	(23,471)
Minority interest	—	324	426
Equity in net loss from equity investments	(58,147)	(1,203)	(77,608)

Income from continuing operations before income taxes	172,958	217,436	48,250
Income taxes	86,667	82,678	41,265

Income from continuing operations	86,291	134,758	6,985
Loss from discontinued operations, net of income taxes of ($166), ($143) and ($124), respectively	(90)	(163)	(170)

Net income	$86,201	$134,595	$6,815

Basic earnings per share:
Income from continuing operations	$1.64	$2.71	$0.14
Loss from discontinued operations	—	—	—

Net income	$1.64	$2.71	$0.14

Diluted earnings per share:
Income from continuing operations	$1.64	$2.71	$0.14
Loss from discontinued operations	—	—	—

Net income	$1.64	$2.71	$0.14

Dividends per share	$0.10	$0.12	$0.14

Basic weighted average shares outstanding	52,557,550	49,589,465	48,520,661

Diluted weighted average shares outstanding	52,669,934	49,688,909	48,633,730

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity

	Class A	Class B			Accumulated
	Common	Common			Other
	Stock	Stock	Additional		Comprehensive	Total
	$.01 Par	$.01 Par	Paid-in	Retained	(Loss)	Shareholders’
	Value	Value	Capital	Earnings	Income	Equity

Balance at November 30, 2006	$311	$221	$698,396	$456,187	$—	$1,155,115
Comprehensive income
Net income	—	—	—	86,201	—	86,201
Cash dividends ($.10 per share)	—	—	—	(5,292)	—	(5,292)
Exercise of stock options	—	—	357	—	—	357
Reacquisition of previously issued common stock	(16)	—	(81,448)	(52)	—	(81,516)
Conversion of Class B Common Stock to Class A Common Stock	5	(5)	—	—	—	—
Income tax benefit related to stock-based compensation	—	—	177	—	—	177
Stock-based compensation	—	—	4,046	—	—	4,046

Balance at November 30, 2007	300	216	621,528	537,044	—	1,159,088
Comprehensive income
Net income	—	—	—	134,595	—	134,595
Interest rate swap fair value	—	—	—	—	(21,808)	(21,808)

Total comprehensive income						112,787
Cash dividends ($.12 per share)	—	—	—	(5,960)	—	(5,960)
Minority Interest				(324)		(324)
Reacquisition of previously issued common stock	(31)	—	(127,432)	50	—	(127,413)
Conversion of Class B Common Stock to Class A Common Stock	5	(5)	—	—	—	—
Income tax expense related to stock-based compensation	—	—	(101)	—	—	(101)
Stock-based compensation	—	—	3,282	—	—	3,282

Balance at November 30, 2008	274	211	497,277	665,405	(21,808)	1,141,359
Comprehensive income
Net income	—	—	—	6,815	—	6,815
Loss on currency translation	—	—	—	—	(57)	(57)
Interest rate swap amortization	—	—	—	—	4,268	4,268
Interest rate swap fair value	—	—	—	—	(2,648)	(2,648)

Total comprehensive income						8,378
Cash dividends ($.14 per share)	—	—	—	(6,822)	—	(6,822)
Minority Interest	—	—	—	(426)	—	(426)
Reacquisition of previously issued common stock	(2)	—	(5,264)	302	—	(4,964)
Conversion of Class B Common Stock to Class A Common Stock	6	(6)	—	—	—	—
Income tax expense related to stock-based compensation	—	—	(420)	—	—	(420)
Stock-based compensation	—	—	2,172	—	—	2,172

Balance at November 30, 2009	$278	$205	$493,765	$665,274	$(20,245)	$1,139,277

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

		Year Ended November 30,
	2007	2008	2009
		(In Thousands)
OPERATING ACTIVITIES
Net income	$86,201	$134,595	$6,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,205	70,911	72,900
Minority interest	—	(324)	(426)
Stock-based compensation	4,046	3,282	2,172
Amortization of financing costs	517	517	591
Amortization of interest rate swap	—	—	4,268
Deferred income taxes	23,374	30,753	15,269
Loss from equity investments	58,147	1,203	77,608
Impairment of long-lived assets, non cash	8,170	784	16,747
Excess tax benefits relating to stock-based compensation	(170)	—	—
Other, net	154	3,921	112
Changes in operating assets and liabilities
Receivables, net	7,525	(698)	5,583
Inventories, prepaid expenses and other assets	(2,142)	4,117	174
Deposits with Internal Revenue Service	(7,123)	—	111,984
Accounts payable and other liabilities	5,045	(8,233)	(484)
Deferred income	(5,712)	(26,967)	(40,421)
Income taxes	(121)	7,030	(11,187)

Net cash provided by operating activities	258,116	220,891	261,705
INVESTING ACTIVITIES
Capital expenditures	(96,060)	(107,036)	(113,729)
Acquisition of businesses, net of cash acquired	(87,111)	—	—
Purchase of equity investments	—	(81)	—
Proceeds from short-term investments	105,320	41,700	—
Purchases of short-term investments	(66,570)	(2,650)	—
(Increase) decrease in restricted cash	—	(42,592)	32,448
Proceeds from affiliate	67	4,700	12,500
Advance to affiliate	(200)	(18,450)	(12,550)
Other, net	264	700	(1,135)

Net cash used in investing activities	(144,290)	(123,709)	(82,466)
FINANCING ACTIVITIES
Proceeds under credit facility	65,000	170,000	—
Payments under credit facility	(65,000)	(20,000)	(75,000)
Proceeds from long-term debt	—	51,300	—
Payment of long-term debt	(29,910)	(3,505)	(152,801)
Deferred financing fees	—	—	—
Cash dividends paid	(5,292)	(5,960)	(6,822)
Reacquisition of previously issued common stock	(81,516)	(127,413)	(4,964)
Exercise of Class A common stock options	357	—	—
Excess tax benefits relating to stock-based compensation	170	—	—

Net cash (used in) provided by financing activities	(116,191)	64,422	(239,587)

Net (decrease) increase in cash and cash equivalents	(2,365)	161,604	(60,348)
Cash and cash equivalents at beginning of year	59,681	57,316	218,920

Cash and cash equivalents at end of year	$57,316	$218,920	$158,572

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2009
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF BUSINESS: International Speedway Corporation (“ISC”), including its wholly-owned subsidiaries (collectively the “Company”), is a leading promoter of motorsports themed entertainment activities in the United States. As of November 30, 2009, the Company owned and/or operated thirteen of the nation’s major motorsports entertainment facilities as follows:

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
In addition, we promote major motorsports activities in Montreal, Quebec, through our wholly owned subsidiary, Stock-Car Montreal.
In 2009, these motorsports entertainment facilities promoted well over 100 stock car, open wheel, sports car, truck, motorcycle and other racing events, including:
•	21 National Association for Stock Car Auto Racing (“NASCAR”) Sprint Cup Series events;

•	16 NASCAR Nationwide Series events;

•	10 NASCAR Camping World Trucks Series events;

•	five Indy Racing League (“IRL”) IndyCar Series events;

•	one National Hot Rod Association (“NHRA”) POWERade drag racing event;

•	six Grand American Road Racing Association (“Grand American”) events including the premier sports car endurance event in the United States, the Rolex 24 at Daytona; and

•	a number of other prestigious stock car, sports car, open wheel and motorcycle events.
The general nature of the Company’s business is a motorsports themed amusement enterprise, furnishing amusement to the public in the form of motorsports themed entertainment. The Company’s motorsports themed event operations consist principally of racing events at these major motorsports entertainment facilities, which, in total, currently have more than one million grandstand seats and 530 suites. The Company also conducts, either through operations of the particular facility or through certain wholly-owned subsidiaries operating under the name “Americrown,” souvenir merchandising operations, food and beverage concession operations and catering services, both in suites and chalets, for customers at its motorsports entertainment facilities.
Motor Racing Network, Incorporated (“MRN Radio”), the Company’s proprietary radio network, produces and syndicates to radio stations live coverage of the NASCAR Sprint Cup, Nationwide and Camping World Truck series races and certain other races conducted at the Company’s motorsports entertainment facilities, as well as some races from motorsports entertainment facilities the Company does not own. In addition, MRN Radio provides production services for Sprint Vision, the trackside large screen video display units, at substantially all NASCAR Sprint Cup Series event weekends. MRN Radio also produces and syndicates daily and weekly NASCAR racing-themed programs.
The Company owns and operates Daytona 500 EXperience — The Ultimate Motorsports Attraction, a motorsports-themed entertainment complex and the Official Attraction of NASCAR. Daytona 500 EXperience, includes interactive media, theaters, historical memorabilia and exhibits, tours, as well as riding and driving experiences of Daytona International Speedway (“Daytona”).
SIGNIFICANT ACCOUNTING POLICIES:
PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of International Speedway Corporation, and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.
CASH AND CASH EQUIVALENTS AND SHORT TERM INVESTMENTS: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, bank demand deposit accounts and overnight sweep accounts used in the Company’s cash management program. All highly liquid investments with stated maturities of three months or less from the date of purchase are classified as cash equivalents.
The Company maintained its cash and cash equivalents primarily with a limited number of financial institutions at November 30, 2009.
The Company’s short-term investments consist of certificates of deposit. These short-term investments are recorded at cost which approximates fair value. The Company has determined that its short-term investments are available and intended for use in current operations and, accordingly, has classified such investment securities as current assets.
RESTRICTED CASH AND INVESTMENTS: Restricted cash and investments at November 30, 2009 include approximately $10.1 million deposited in trustee administered accounts, consisting of cash, for the construction of our new headquarters building.
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
EQUITY INVESTMENTS: The Company’s investments in joint ventures and other investees where it can exert significant influence on the investee, but does not have effective control over the investee, are accounted for using the equity method of accounting. The Company’s equity in the net loss from equity method investments is recorded as loss with a corresponding decrease in the investment. Dividends received reduce the investment. The Company recognizes the effects of transactions involving the sale or distribution by an equity investee of its common stock as capital transactions.

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
DERIVATIVE FINANCIAL INSTRUMENTS: From time to time the Company utilizes derivative instruments in the form of interest rate swaps and locks to assist in managing its interest rate risk. The Company does not enter into any interest rate swap or lock derivative instruments for trading purposes. The differential paid or received on interest rate swap or lock agreements are recognized as an adjustment to interest expense. The change in the fair value of the interest rate swap or lock, which are established as an effective hedge, are included in other comprehensive income and interest expense.
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
Net fees received under PASS agreements are deferred and are amortized into income over the term of the agreements. Long-term deferred income under the PASS agreements totals approximately $12.8 million and $13.6 million at November 30, 2009 and 2008, respectively.
ADVERTISING EXPENSE: Advertising costs are expensed as incurred or, as in the case of race-related advertising, upon the completion of the event. Race-related advertising included in prepaid expenses and other current assets at November 30, 2009 and 2008 was approximately $706,000 and $760,000, respectively. Advertising expense from continuing operations was approximately $19.8 million, $21.8 million and $18.5 million for the years ended November 30, 2009, 2008 and 2007, respectively.
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
NEW ACCOUNTING PRONOUNCEMENTS: In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB No. 162”. This statement modifies Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification”, is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Nonauthoritative guidance and literature would include, among other things, FASB Concept Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic do that users can more easily access authoritative accounting guidance. This statement applies beginning in the third quarter of 2009. All accounting references have been dually noted.
In accordance with the “Business Combinations” Topic, ASC 805-50, (formerly issued as SFAS No. 141 (Revised 2007), “Business Combinations” in December 2007), the topic was issued to retain the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. ASC 805-50 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt the provisions of this statement in fiscal 2010.
In accordance with the “Consolidation” Topic, ASC 810-10 (formerly issued as SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51” in December 2007), the topic changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This portion of ASC 810-10 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently evaluating the potential impact that the adoption of this statement will have on its financial position and results of operations and will adopt the provisions of this statement in fiscal 2010.
Also, in accordance with ASC 810-10 (formerly issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” in June 2009), the improvement of financial reporting by enterprises involved with variable interest entities was made by addressing (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in the “Transfers and Servicing” Topic, ASC 860-10 (formerly FASB Statement No. 166, Accounting for Transfers of Financial Assets), and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This portion of ASC 810-10 is effective for financial statements issued for fiscal years beginning after November 15, 2009, with earlier adoption prohibited. The Company is currently evaluating the potential impact that the adoption of this statement will have on its financial position and results of operations and will adopt the provisions of this statement in fiscal 2010.
In accordance with the “Derivatives and Hedging” Topic, ASC 815-10 (formerly issued as SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” in March 2008), the topic requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company’s adoption of this statement in fiscal 2009 did not have an impact on its financial position and results of operations.
Also in accordance with ASC 815-10 (formerly issued as FSP No. 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” in September 2008), the topic was issued to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. ASC 815-10 also amends FASB Interpretation No. 45 (FIN 45) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” to require an additional disclosure about the current status of payment and performance risk of guarantees. The ASC 815-10 provisions that amend Statement 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. ASC 815-10 also clarifies the effective date of SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities”. As discussed above, SFAS No. 161 is effective the first reporting period beginning after November 15, 2008. The Company’s adoption of this statement in fiscal 2009 did not have an impact on its financial position and results of operations.
In accordance with the “Risks and Uncertainties” Topic, ASC 275-10-50-15A (formerly issued as FASB issued Staff Position (“FSP”) 142-3 “Determination of the Useful Life of Intangible Assets” in April 2008), the topic was issued to amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 “Goodwill and Other Intangible Assets”. ASC 275-10-50-15A also requires additional disclosures on information that can be used to assess the extent to which future cash flows associated with intangible assets are affected by an entity’s intent or ability to renew or extend such arrangements and on associated accounting policies. ASC 275-10-50-15A is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company’s adoption of this statement in fiscal 2009 did not have an impact on its financial position and results of operations.
In accordance with the “Earnings Per Share” Topic, ASC 260-10-45 (formerly known as FSP Emerging Issues Task Force (“EITF”) No. 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” issued in June 2008), the topic was issued to address whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method. ASC 260-10-45 affects entities that accrue dividends on share-based payment awards during the associated service period when the return of dividends is not required if employees forfeit such awards. ASC 260-10-45 is effective for fiscal years and interim periods beginning after December 15, 2008. The Company is currently evaluating the potential impact that the adoption of this statement will have on its financial position and results of operations and will adopt the provisions of this statement in fiscal 2010.
In accordance with the ‘Fair Value Measurements and Disclosures” Topic, ASC 820-10 (formerly issued as FSP 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” in October 2008), the topic discusses key considerations in determining fair value in such markets, and expanding disclosures on recurring fair value measurements using unobservable inputs (Level 3). This portion of ASC 820-10 was effective upon issuance and the Company’s adoption of this application had no impact on its financial statements or disclosures.
Also in accordance with ASC 820-10 (formerly issued as FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” in April 2009), the topic was issued to address challenges in estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10 emphasizes that even where significant decreases in the volume and level of activity has occurred, and regardless of the valuation technique(s) used, the objective of fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This portion of ASC 820-10 is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of this application had no significant impact on its financial statements or disclosures.
In accordance with the “Investments — Equity Method and Joint Ventures” Topic, ASC 323-10 (formerly issued as EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations.” In November 2008), the topic addresses questions that have arisen regarding the application of the equity method subsequent to the issuance of SFAS No. 141R and SFAS No. 160. This portion of ASC 323-10 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application is not permitted. The Company is currently evaluating the potential impact that the adoption of this statement will have on its financial position and results of operations and will adopt the provisions of this statement in fiscal 2010.
In accordance with the “Investments — Debt and Equity Securities” Topic, ASC 320-10 (formerly issued as 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” in April 2009), the topic was issued to amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve financial statement presentation and disclosure of other-than-temporary impairments on debt and equity securities. ASC 320-10 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This portion of ASC 320-10 is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of this application had no significant impact on its financial statements or disclosures.
In accordance with the “Financial Instruments” Topic, ASC 825-10 (formerly issued as FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” was issued which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” in April 2009), the topic requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. ASC 825-10 also amends ASC 270-10 (formerly issued as APB Opinion No. 28, “Interim Financial Reporting”) to require those disclosures in summarized financial information at interim reporting periods. This portion of ASC 825-10 is effective for interim reporting periods ending after June 15, 2009. The Company has reflected the required interim disclosures in its financial statements.
In accordance with the “Subsequent Events” Topic, ASC 855-10 (formerly issued as SFAS No. 165 “Subsequent Events” in May 2009) , the topic was issued to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement is effective for interim or financial reporting periods ending after June 15, 2009. The Company’s adoption of this application, as of August 31, 2009, had no impact on its financial statements or disclosures. The Company has evaluated the impact of subsequent events through January 29, 2010, representing the date on which the financial statements were issued. No subsequent events were identified for recognition in the balance sheet or disclosure in the notes to the accompanying financial statements.
NOTE 2 — ACCOUNTING ADJUSTMENT
During the first quarter of fiscal 2008, the Company recorded a non-cash charge totaling approximately $3.8 million, or $0.07 per diluted share, to correct the carrying value amount of certain other assets. This adjustment was recorded in interest income and other in the consolidated statement of operations. The Company believes the adjustment is not material to its consolidated financial statements for the years ended November 30, 2007 and 2008. In accordance with Staff Accounting Bulletin 108 (SAB Topic 1.N), the Company considered qualitative and quantitative factors, including the income from continuing operations it reported in each of the prior years and for the current year, the non-cash nature of the adjustment and its substantial shareholders’ equity at the end of each of the prior years.
NOTE 3 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the years ended November 30, (in thousands, except share and per share amounts):

	2007	2008	2009

Basic and diluted:
Income from continuing operations	$86,291	$134,758	$6,985
Loss from discontinued operations	(90)	(163)	(170)

Net income	$86,201	$134,595	$6,815

Basic earnings per share denominator:
Weighted average shares outstanding	52,557,550	49,589,465	48,520,661

Basic earnings per share:
Income from continuing operations	$1.64	$2.71	$0.14
Loss from discontinued operations	—	—	—

Net income	$1.64	$2.71	$0.14

Diluted earnings per share denominator:
Weighted average shares outstanding	52,557,550	49,589,465	48,520,661
Common stock options	16,419	1,302	—
Contingently issuable shares	95,965	98,142	113,069

Diluted weighted average shares outstanding	52,669,934	49,688,909	48,633,730

Diluted earnings per share:
Income from continuing operations	$1.64	$2.71	$0.14
Loss from discontinued operations	—	—	—

Net income	$1.64	$2.71	$0.14

Anti-dilutive shares excluded in the computation of diluted earnings per share	65,904	197,305	250,269

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
During the third quarter of fiscal 2009, the Company determined, based on its understanding of the real estate market and the prospective transaction, that the current carrying value of the property was in excess of the fair market value.

As a result, the Company recognized a non-cash, pre-tax charge in its results of approximately $13.0 million, or $0.16 per diluted share, which is included in the Motorsports Event segment.
In October 2009, the Company announced that it had entered into a definitive agreement with KB Marine Holdings LLC (“KB Holdings”) under which KB Holdings would acquire 100% of the outstanding equity membership interests of 380 Development for a total purchase price of $80.0 million. The transaction is scheduled to close by February 25, 2010. However, the closing is subject to certain conditions including KB Holdings securing equity commitments to acquire the property and performing its obligation under the agreement. That performance may be affected by its failure to obtain resolution of certain issues relating to the fill permitting process. The failure to meet these conditions could delay the closing or result in the termination of the agreement.
NOTE 6 — PROPERTY AND EQUIPMENT
Property and equipment consists of the following as of November 30 (in thousands):

	2008	2009

Land and leasehold improvements	$344,764	$227,072
Buildings, grandstands and motorsports entertainment facilities	1,192,167	1,353,250
Furniture and equipment	150,556	156,127
Construction in progress	116,901	157,363

	1,804,388	1,893,812
Less accumulated depreciation	473,157	540,176

	$1,331,231	$1,353,636

Depreciation expense from continuing operations was approximately $80.1 million, $70.8 million and $72.8 million for the years ended November 30, 2007, 2008 and 2009, respectively. During fiscal 2009 and 2008, depreciation was accelerated above normal depreciation rates relating to the Company’s prior office building and certain other offices and buildings which were razed in fiscal 2008 as part of the Daytona Development Project (see further discussion in “Equity Investments”).
NOTE 7 — EQUITY INVESTMENTS
Motorsports Authentics
In the fourth quarter of fiscal 2005 the Company partnered with Speedway Motorsports, Inc. in a 50/50 joint venture, SMISC, LLC (“SMISC”), which, through its wholly-owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics (“MA”). During the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006, MA acquired Team Caliber and Action Performance, Inc., respectively, and became a leader in design, promotion, marketing and distribution of motorsports licensed merchandise.
In fiscal 2007, as a result of certain significant driver and team changes and excess merchandise on-hand, MA recognized a write-down of inventory and related assets. In addition, in fiscal 2007 MA completed forward looking strategic financial planning. The resulting financial projections were utilized in its annual valuation analysis of goodwill, certain intangible assets and other long-lived assets which resulted in an impairment charge to the Company of $47.2 million, or $0.89 per diluted share on such assets.
In fiscal 2009, MA management and ownership considered various approaches to optimize performance in MA’s various distribution channels. As the challenges were assessed, it became apparent that there was significant risk in future business initiatives in mass apparel, memorabilia and other yet to be developed products. These initiatives had previously been deemed achievable and were included in projections that supported the carrying value of inventory, goodwill and other intangible assets on MA’s balance sheet. This analysis, combined with a long-term macroeconomic outlook that is believed to be less robust than previously expected, triggered MA’s review of certain assets under SFAS 142 and 144. Factors considered in the review by MA’s management and an independent appraisal firm included:
•	The fact that while MA is in the process of renegotiating its agreements with major NASCAR team licensors, many of which are in default due to MA’s failure to pay the unearned portion of certain guaranteed royalties. There is no certainty that these licensors will agree to revision of current license contract terms or continue to grant MA licensing rights under acceptable terms in the future; and

•	Financial projections indicating significant losses at the EBITDA level from fiscal 2010 through fiscal 2012 absent such contract revisions.

Absent a favorable outcome of current license agreement renegotiations regarding the unearned portion of certain guaranteed royalties as noted above, MA has exposure to a material amount of future guaranteed royalty payments that, in a worst case scenario, could be asserted as immediately due.
The Company has exposure to a guarantee liability to one NASCAR team licensor which is limited to $11.5 million in a worst case. While the Company believes it is possible that some obligation under this guarantee may occur in the future, the amount we ultimately pay cannot be estimated at this time. In any event, the Company does not believe that the ultimate financial outcome will have a material impact on its financial position or results of operations.
As a result of the review, MA’s management, with the assistance of an independent appraisal firm, concluded that the fair value of MA’s goodwill and intangible assets should be reduced to zero.
The Company has evaluated the carrying value of its equity investment in MA, in accordance with Accounting Principles Board Opinion (“APB”) 18, “The Equity Method of Accounting for Investments in Common Stock” (ASC 320-10).
As a result of our evaluation performed under APB 18 (ASC 320-10, the Company reduced the carrying value of its investment in MA to zero and recognized an impairment charge of $69.3 million or $1.43 per diluted share. This impairment charge is included in the equity investment losses on the consolidated statements of operations.
The Company’s 50.0 percent portion of MA’s fiscal 2009 net loss is approximately $77.6 million, or $1.63 per diluted share, which included the aforementioned impairment charges. Fiscal 2008 equity in net income from MA was approximately $1.6 million, or $0.02 per diluted share.
MA continues to explore business strategies in conjunction with certain motorsports industry stakeholders that allow the possibility for MA to operate profitably in the future. As with any business in this adverse economic environment, management must find the optimal business model for long-term viability. In addition to revisiting the business vision for MA, management, with support of ownership, is also undertaking certain initiatives to improve inventory controls and buying cycles, as well as implementing changes to make MA a more efficiently operated and profitable company. The Company believes a revised MA business vision, which must include successful resolution of current license agreement terms and favorable license terms in the future, along with focus on core competencies, streamlined operations, reduced operating costs and inventory risk, are necessary for MA to survive as a profitable operation in the future. Should the aforementioned renegotiations of the license agreements on terms that allow MA reasonable future opportunities to operate profitably not be successful, should management decide to allow license defaults to remain uncured, or should licensors not grant extended cure periods and exercise their rights under the agreements, MA’s ability to continue operating could be severely impacted. If such efforts are not sufficient or timely MA could ultimately pursue bankruptcy.
Daytona Development Project
In May 2007, the Company announced that it had entered into a 50/50 joint venture with a development partner, The Cordish Company (“Cordish”) to explore a potential mixed-use entertainment destination development on 71 acres. The proposed development would be located directly across International Speedway Boulevard from our Daytona motorsports entertainment facility.
Preliminary conceptual designs call for a 265,000 square foot mixed-use retail/dining/entertainment area including a movie theater with up to 2,500-seats, a residential component and a 160-room hotel. The initial development includes approximately 188,000 square feet of office space (the International Motorsports Center) to house the new headquarters of ISC, NASCAR, Grand American and their related businesses, and additional space for other tenants. Construction of the office building was completed during the fourth quarter of 2009. In November 2009, following the successful completion of the office component of the project, the Company acquired Cordish’s 50.0 percent interest in the overall development which includes all of the interests in the office building and the Company assumed responsibility for future phases of the overall development. The Company has consolidated this entity in its financial statements as of November 30, 2009.
The new headquarters office building was financed in July 2008 through a $51.3 million construction term loan obtained by Daytona Beach Property Headquarters Building, LLC (“DBPHB”), a wholly owned subsidiary of the Company, which was created to own and operate the office building.
Specific financing considerations for the development project are dependent on several factors, including lease arrangements, availability of project financing and overall market conditions. The Company has relocated from its prior office building, which is expected be razed as part of our Daytona Development Project. Additional depreciation on this prior office building totaled approximately $2.1 million and $1.0 million for the years ended November 30, 2008 and 2009, respectively.
While the Company continues to believe that a mixed-use retail/dining/entertainment area located across from its Daytona facility will be a successful project, given the current economic conditions and the uncertainty associated with the future, development of the project will depend on its economical feasibility.
Kansas Hotel and Casino Development
In September 2007, the Company’s wholly owned subsidiary Kansas Speedway Development Corporation (“KSDC”) and The Cordish Company entity, Kansas Entertainment Investors, with whom it formed Kansas Entertainment, LLC (“Kansas Entertainment”) to pursue this project, submitted a joint proposal to the Unified Government for the development of a casino, hotel and retail and entertainment project in Wyandotte County, on property adjacent to Kansas Speedway. The Unified Government has approved rezoning of approximately 101 acres at Kansas Speedway to allow development of the proposed project. The Kansas Lottery Commission will act as the state’s casino owner.
In September 2008, the Kansas Lottery Gaming Facility Review Board awarded the casino management contract for the Northeast Kansas gaming zone to Kansas Entertainment. On December 5, 2008, Kansas Entertainment withdrew its application for Lottery Gaming Facility Manager for the Northeast Kansas gaming zone due to the uncertainty in the global financial markets and the expected inability to debt finance the full project at reasonable rates.
In January 2009, the State of Kansas re-opened the bidding process for the casino management contract with proposals due by April 1, 2009. Kansas Entertainment submitted a revised joint proposal to the Kansas Lottery Commission and the Unified Government for the phased development of a casino and certain dining and entertainment options. The proposal also contemplates the development, depending upon market conditions and demand, of a hotel, convention facility and retail and entertainment district.
In September 2009, Kansas Entertainment Investors, the Company’s partner in Kansas Entertainment, was replaced by Penn National Gaming (“Penn”). As a result, Penn holds 50.0 percent of the membership interests in the planned project and is the managing member of Kansas Entertainment. Penn will be responsible for the development and operation of the casino and hotel. On December 1, 2009, the Kansas Lottery Gaming Facility Review Board approved Kansas Entertainment as the gaming facility operator in the Northeast Zone (Wyandotte County). Based on its selection, and subject to background investigations and licensing by the Kansas Racing and Gaming Commission which are expected to be completed in February 2010, Kansas Entertainment plans to begin construction of the Hollywood-themed and branded entertainment destination facility in the second half of 2010 with a planned opening in the first quarter of 2012.
The initial phase of the project, which is planned to comprise approximately 190,000 square feet, includes a 100,000 square foot casino gaming floor with approximately 2,300 slot machines and 86 table games, a high-energy center bar, and dining and entertainment options and is budgeted at approximately $385.0 million. Kansas Entertainment anticipates partially funding the first phase of the development with a minimum equity contribution of $50.0 million from each partner in mid-2010. In addition, Kansas Entertainment currently plans to pursue financing of approximately $140.0 million, preferably on a project secured non-recourse basis. Land that we already own is assumed to be valued at approximately $100.0 million post licensing and leased gaming equipment of approximately $45.0 million would complete the financing of the project’s first phase. The full budget of all potential phases is projected at over $800.0 million, and would be financed by the joint venture between KSDC and Penn.
The Company is currently evaluating the existing arrangements of Kansas Entertainment and, as of November 30, 2009, has not determined whether it will be a variable interest entity, in accordance with the FASB Interpretation No. 46(R) (ASC 810), however it is unlikely that the Company will be the primary beneficiary.
Other Equity Investments
The Company’s equity investments, also include the Company’s 50.0 percent limited partnership investment in Stock-Car Montreal L.P. prior to the acquisition of the remaining interest in February 2009 and the Company’s pro rata share of its 37.5 percent equity investment in Raceway Associates prior to the acquisition of the remaining interest in February 2007.
The Company’s share of undistributed equity in the loss from equity investments included in retained earnings at November 30, 2008 and 2009, was approximately $58.5 million and $136.1 million respectively.

Summarized financial information on the Company’s equity investments as of and for the years ended November 30, are as follows (in thousands):

	2007	2008	2009

Current assets	$46,569	$50,507	$24,391
Noncurrent assets	148,113	144,143	3,215
Current liabilities	28,629	31,103	20,678
Noncurrent liabilities	16,500	10,963	5,344
Net sales	217,035	217,060	118,473
Gross profit	41,976	65,578	21,042
Operating income (loss)	(113,643)	623	(159,227)
Net income (loss)	(115,491)	2,842	(151,637)
NOTE 8 — GOODWILL AND INTANGIBLE ASSETS
The gross carrying value and accumulated amortization of the major classes of intangible assets relating to the Motorsports Event segment as of November 30 are as follows (in thousands):

		2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Customer database	$500	$400	$100
Food, beverage and merchandise contracts	251	246	5

Total amortized intangible assets	751	646	105
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	923	—	923

Total non-amortized intangible assets	178,736	—	178,736

Total intangible assets	$179,487	$646	$178,841

		2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Customer database	$500	$500	$—
Food, beverage and merchandise contracts	251	247	4

Total amortized intangible assets	751	747	4
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793

Total non-amortized intangible assets	178,606	—	178,606

Total intangible assets	$179,357	$747	$178,610

The following table presents current and expected amortization expense of the existing intangible assets as of November 30, for each of the following periods (in thousands):

Amortization expense for the year ended November 30, 2009	$101
Estimated amortization expense for the year ending November 30:
2010	1
2011	1
2012	1
2013	1
There were no changes in the carrying value of goodwill during fiscal 2008 and 2009.

NOTE 9 — LONG-TERM DEBT
Long-term debt consists of the following as of November 30 (in thousands):

	November 30, 2008	November 30, 2009

4.2 percent Senior Notes	$150,152	$—
5.4 percent Senior Notes	149,939	149,950
5.8 percent Bank Loan	2,547	2,109
4.8 percent Revenue Bonds	2,060	1,807
6.8 percent Revenue Bond	3,320	2,285
Construction Term Loan	51,300	51,300
TIF bond debt service funding commitment	65,729	64,729
2006 Credit Facility	150,000	75,000

	575,047	347,180
Less: current portion	153,002	3,387

	$422,045	$343,793

Schedule of Payments (in thousands)

For the year ending November 30:
2010	$3,387
2011	78,668
2012	2,788
2013	3,066
2014	152,884
Thereafter	107,263

348,056
Net premium	(876)

Total	$347,180

On April 23, 2004, the Company completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, the Company completed an offer to exchange these unsecured senior notes for registered senior notes with substantially identical terms (“2004 Senior Notes”). At November 30, 2009, outstanding 2004 Senior Notes totaled approximately $150.0 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 5.4 percent and are due April 2014. The 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at the option of the Company, at any time or from time to time at redemption prices as defined in the indenture. The Company’s wholly-owned domestic subsidiaries are guarantors of the 2004 Senior Notes. The 2004 Senior Notes also contain various restrictive covenants. Total gross proceeds from the sale of the 2004 Senior Notes were $300.0 million, net of discounts of approximately $431,000 and approximately $2.6 million of deferred financing fees. The deferred financing fees are being treated as additional interest expense and amortized over the life of the 2004 Senior Notes on a straight-line method, which approximates the effective yield method. In March 2004, the Company entered into interest rate swap agreements to effectively lock in the interest rate on approximately $150.0 million of the 4.2 percent Senior Notes. The Company terminated these interest rate swap agreements on April 23, 2004 and received approximately $2.2 million, which was being amortized over the life of the 4.2 percent Senior Notes.
In June 2008 the Company entered into an interest rate swap agreement to effectively lock in a substantial portion of the interest rate exposure on approximately $150.0 million notional amount in anticipation of refinancing the $150.0 million 4.2 percent Senior Notes that matured in April 2009. This interest rate swap was designated and qualified as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (ASC 815). As a result of the ongoing uncertainty with the U.S. credit markets the Company continues to wait for a situation that it believes optimal to refinance the 4.2 percent Senior Notes that matured in the second quarter of fiscal 2009. Accordingly, in February  2009, the Company amended and re-designated its interest rate swap agreement as a cash flow hedge. This amended agreement, with a principal notional amount of $150.0 million and an estimated fair value of a liability totaling $24.5 million at November 30, 2009, expires in February 2011. The estimated fair value is based on relevant market information and quoted market prices at November 30, 2009 and is recognized in other comprehensive loss or interest expense in the consolidated financial statements. As part of the re-designation, the fair value of the previous interest rate swap arrangement totaling approximately $23.2 million, was frozen in other comprehensive income. During fiscal 2009, the Company amortized approximately $4.3 million, or $0.05 per diluted share, of this balance and is reflected in interest expense in the consolidated statement of operations. During fiscal 2010 the Company expects to amortize up to approximately $4.7 million of this balance in interest expense in the consolidated statement of operations.
In connection with the Company’s February 2, 2007, acquisition of the 62.5 percent ownership interest in Raceway Associates it did not previously own, it assumed approximately $39.7 million in third party debt, consisting of three bank term loans and two revenue bonds payable.
•	The first bank term loan (“Chicagoland Term Loan”) was a construction loan for the development of Chicagoland with principal outstanding at the date of acquisition of approximately $28.4 million. The Company paid the remaining principal and accrued interest on the Chicagoland Term Loan subsequent to the acquisition in February 2007.

•	The second bank term loan (“5.8 percent Bank Loan”) consists of a construction and mortgage note with principal outstanding at the date of acquisition of approximately $3.3 million, original 20 year term due June 2018, with a current interest rate of 5.8 percent and a monthly payment of $48,000 principal and interest. The interest rate and monthly payments will be adjusted on June 1, 2013. At November 30, 2009, outstanding principal on the 5.8 percent Bank Loan was approximately $2.1 million.

•	The third bank term loan (“6.3 percent Bank Loan”) consists of a mortgage note with principal outstanding at the date of acquisition of approximately $271,000, original five year term due which matured and was fully paid in February, 2008.

•	The first revenue bonds payable (“4.8 percent Revenue Bonds”) consist of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements with principal outstanding at the date of acquisition of approximately $2.5 million. The 4.8 percent Revenue Bonds have an initial interest rate of 4.8 percent and a monthly payment of $29,000 principal and interest. At November 30, 2009, outstanding principal on the 4.8 percent Revenue Bonds was approximately $1.8 million.

•	The second revenue bonds payable (“6.8 percent Revenue Bonds”) are special service area revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements with principal outstanding at the date of acquisition of approximately $5.2 million. The 6.8 percent Revenue Bonds are billed and paid as a special assessment on real estate taxes. Interest payments are due on a semi-annual basis at 6.8 percent with principal payments due annually. Final maturity of the 6.8 percent Revenue Bonds is January 2012. At November 30, 2009, outstanding principal on the 6.8 percent Revenue Bonds was approximately $2.3 million.
In July 2008, DBPHB entered into a construction term loan agreement to finance the construction of the Company’s new headquarters building (see Note 7). The loan is comprised of a $51.3 million principal amount with an interest rate of 6.25 percent which matures in 25 years.
In January 1999, the Unified Government, issued approximately $71.3 million in taxable special obligation revenue (“TIF”) bonds in connection with the financing of construction of Kansas Speedway. At November 30, 2009, outstanding TIF bonds totaled approximately $64.7 million, net of the unamortized discount, which is comprised of a $17.9 million principal amount, 6.2 percent term bond due December 1, 2017 and $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly-owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation. The bond financing documents contain various restrictive covenants.
The Company currently has a $300.0 million revolving credit facility (“2006 Credit Facility”) which contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions. The 2006 Credit Facility is scheduled to mature in June 2011, and accrues interest at LIBOR plus 30.0-80.0 basis points, based on the Company’s highest debt rating as determined by specified rating agencies. The 2006 Credit Facility contains various restrictive covenants. At November 30, 2009, the Company had approximately $75.0 million outstanding under the Credit Facility.

Total interest expense from continuing operations incurred by the Company was approximately $15.6 million, $15.9 million and $23.5 million for the years ended November 30, 2007, 2008 and 2009, respectively. Total interest capitalized for the years ended November 30, 2007, 2008 and 2009was approximately $5.1 million, $6.9 million and $2.7 million, respectively.
Financing costs of approximately $4.9 million and $4.3 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2008 and 2009, respectively. These costs are being amortized on a straight line method, which approximates the effective yield method, over the life of the related financing.
NOTE 10 — FEDERAL AND STATE INCOME TAXES
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the provision for income taxes from continuing operations for the years ended November 30, are as follows (in thousands):

	2007	2008	2009

Current tax expense:
Federal	$56,827	$44,700	$21,680
State	6,600	7,155	4,324
Foreign	—	70	—
Deferred tax expense (benefit):
Federal	21,582	31,767	13,541
State	1,658	(1,014)	1,720
Foreign	—	—	—

Provision for income taxes	$86,667	$82,678	$41,265

The reconciliation of income tax expense computed at the federal statutory tax rates to income tax expense from continuing operations for the years ended November 30, is as follows (percent of pre-tax income):

	2007	2008	2009

Income tax computed at federal statutory rates	35.0%	35.0%	35.0%
Loss (income) from equity investment	10.3	(0.5)	62.5
IRS interest income rec’d, net of fed tax benefit	—	—	(18.5)
State income taxes, net of federal tax benefit	3.6	3.4	3.1
Other, net	1.2	0.1	3.4

	50.1%	38.0%	85.5%

The components of the net deferred tax assets (liabilities) at November 30 are as follows (in thousands):

	2008	2009

Impaired long-lived assets	$33,917	$38,078
Unrecognized tax benefits	141,202	13,516
Amortization and depreciation	10,211	4,319
Loss carryforwards	5,498	6,035
Deferred revenues	3,684	3,265
Accruals	4,037	4,371
Compensation related	2,942	3,016
Deferred expenses	1,782	1,782
Interest	—	1,735
Other	6	6

Deferred tax assets	203,279	76,123
Valuation allowance	(2,336)	(2,821)

Deferred tax assets, net of valuation allowance	200,943	73,302
Amortization and depreciation	(303,014)	(318,342)
Equity investment	—	—
Other	(263)	(531)

Deferred tax liabilities	(303,277)	(318,873)

Net deferred tax liabilities	$(102,334)	$(245,571)

	2008	2009

Deferred tax assets — current	$1,838	$2,172
Deferred tax liabilities — noncurrent	(104,172)	(247,743)

Net deferred tax liabilities	$(102,334)	$(245,571)

The Company has recorded deferred tax assets related to various state and foreign net operating loss carryforwards totaling approximately $6.0 million that expire in varying amounts beginning in fiscal 2020. The valuation allowance increased by approximately $0.5 million during the fiscal year ended November 30, 2009, and is attributable to loss carryforwards and, to a lesser extent impairments of long-lived assets. The valuation allowance has been provided due to the uncertainty regarding the realization of state and foreign deferred tax assets associated with these loss carryforwards and impaired long-lived assets. In evaluating the Company’s ability to recover its deferred income tax assets it considers all available positive and negative evidence, including operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis.
In June 2006, the FASB issued FASB Interpretation No. 48 (ASC 740) which clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attributes for financial statement disclosure of income tax positions taken or expected to be taken on a tax return. Also, FIN 48 provides guidance on de-recognition, classification, interest and penalties, disclosure, and transition.
Effective December 1, 2007, the Company adopted the provisions of this interpretation and there was no material effect on the financial statements. A reconciliation of the beginning and ending amount of unrecognized tax liability is as follows (in thousands):

Balance at December 1, 2008	$133,033
Additions based on tax positions related to the current year	865
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(864)
Settlements	(121,532)

Balance at November 30, 2009	$11,502

As of December 1, 2008, the Company had a tax liability of approximately $133.0 million for uncertain tax positions, inclusive of tax, interest, and penalties. Included in the balance sheet at December 1, 2008 are approximately $130.1 million of items of which, under existing tax laws, the ultimate deductibility is certain but for which the timing of the deduction is uncertain. Because of the impact of deferred income tax accounting, a deduction in a subsequent period would result in a deferred tax asset. Accordingly, upon de-recognition, the tax benefits associated with the reversal of these timing differences would have no impact, except for related interest and penalties, on the Company’s effective income tax rate.
As of November 30, 2009, the Company has a total liability of approximately $20.9 million for uncertain tax positions, inclusive of tax, interest, and penalties. Of this amount, approximately $13.5 million represents income tax liability for uncertain tax positions related to various federal and state income tax matters, primarily the tax depreciation issue discussed below. If the accrued liability was de-recognized, approximately $2.9 million of taxes would impact the Company’s consolidated statement of operations as a reduction to its effective tax rate. Included in the balance sheet at November 30, 2009 are approximately $8.6 million of items of which, under existing tax laws, the ultimate deductibility is certain but for which the timing of the deduction is uncertain. Because of the impact of deferred income tax accounting, a deduction in a subsequent period would result in a deferred tax asset. Accordingly, upon de-recognition, the tax benefits associated with the reversal of these timing differences would have no impact, except for related interest and penalties, on the Company’s effective income tax rate.
The Company recognizes interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. As of November 30, 2009, the total amounts for accrued interest and penalties were approximately $8.8 million and approximately $0.7 million, respectively. If the accrued interest and penalties were de-recognized, approximately $3.9 million would impact the Company’s consolidated statement of operations as a reduction to its effective tax rate.
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
The Settlement concludes an examination process the Service opened in fiscal 2002 that challenged the tax depreciation treatment of a significant portion of the Company’s motorsports entertainment facility assets. The Company believes the Settlement reaches an appropriate compromise on this issue. As a result of the Settlement, the Company is currently pursuing settlements on similar terms with the appropriate state tax authorities. Under these terms, the Company expects to pay between $4.0 million and $7.0 million in total to finalize the settlements with the various states. The Company believes that it has provided adequate reserves related to these various state matters including interest charges through November 30, 2009, and, as a result, does not expect that such an outcome would have a material adverse effect on results of operations.
The effective income tax rate increased from approximately 38.0% to 85.5% during fiscal 2009 compared to fiscal 2008. This increase in the effective income tax rate is primarily due to the tax treatment associated with income earned in fiscal 2008 and losses incurred in fiscal 2009 by Motorsports Authentics. The increase was partially offset by a decrease in the effective income tax rate due to the interest income received from the Service upon the settlement of the Service’s audit for the tax years ending November 30, 1999 through November 30, 2005.
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
Stock Purchase Plan
In December 2006, the Company implemented a share repurchase program under which it is authorized to purchase up to $150.0 million of our outstanding Class A common shares. In February 2008, the Company announced that its Board of Directors had authorized an incremental $100.0 million share repurchase program. Collectively these programs are described as the “Stock Purchase Plans.” The Stock Purchase Plans allow the Company to purchase up to $250.0 million of its outstanding Class A common shares. The timing and amount of any shares repurchased under the Stock Purchase Plans will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plans may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates.
Since inception of the Stock Purchase Plans through November 30, 2009, the Company purchased 4,914,727 shares of our Class A common shares, for a total of approximately $212.7 million. Included in these totals are the purchases of 184,248 shares of its Class A common shares during the fiscal year ended November 30, 2009, at an average cost of approximately $25.60 per share (including commissions), for a total of approximately $4.7 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At November 30, 2009, the Company has approximately $37.3 million remaining repurchase authority under the current Stock Purchase Plans.
NOTE 12 — COMMITMENTS AND CONTINGENCIES
International Speedway Corporation has a salary incentive plan (the “ISC Plan”) designed to qualify under Section 401(k) of the Internal Revenue Code. Employees of International Speedway Corporation and certain participating subsidiaries who have completed one month of continuous service are eligible to participate in the ISC Plan. After twelve months of continuous service, matching contributions are made to a savings trust (subject to certain limits) concurrent with employees’ contributions. The level of the matching contribution depends upon the amount of the employee contribution. Employees become 100.0 percent vested upon entrance to the ISC Plan. The contribution expense from continuing operations for the ISC Plan was approximately $1.6 million for each of the years ended November 30, 2007, 2008, and 2009, respectively.
The estimated cost to complete approved projects and current construction in progress at November 30, 2009 at the Company’s existing facilities is approximately $76.7 million.
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At November 30, 2009, the Unified Government had approximately $2.9 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
As previously discussed in Note 7, the Company has future guaranteed minimum royalty payments under certain agreements through December 2015, with a remaining maximum exposure at November 30, 2009, of approximately $11.5 million.
The Company operates Homestead-Miami Speedway under an operating agreement which expires December 31, 2032 and provides for subsequent renewal terms through December 31, 2075. The Company operates Daytona under an operating lease agreement which expires November 7, 2054. The Company also has various operating leases for office space and equipment. The future minimum payments under the operating agreement and leases utilized by the Company having initial or remaining non-cancelable terms in excess of one year at November 30, 2009, are as follows (in thousands):

	Operating	Operating
For the year ending November 30:	Agreement	Leases

2010	$2,220	$3,528
2011	2,220	2,309
2012	2,220	1,407
2013	2,220	1,340
2014	2,220	1,205
Thereafter	20,340	34,289

Total	$31,440	$44,078

Total expenses incurred from continuing operations under the track operating agreement, these operating leases and all other rentals during the years ended November 30, 2007, 2008 and 2009 were $16.9 million, $15.3 million, and $15.2 million, respectively.

In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling $3.4 million at November 30, 2009. At November 30, 2009, there were no amounts drawn on the standby letters of credit.
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
Subsequently, on January 11, 2008 Kentucky Speedway, LLC filed a Notice of Appeal to the United States Court of Appeal for the Sixth Circuit. In a written opinion dated December 11, 2009 the Sixth Circuit Court of Appeals agreed with the District Court that Kentucky Speedway had failed to make out its case and affirmed the judgment of the District Court in favor of ISC and NASCAR. On December 28, 2009 Kentucky Speedway filed a petition for rehearing with the Sixth Circuit Court of Appeals wherein Kentucky Speedway has requested the Sixth Circuit to reconsider its ruling in favor of ISC and NASCAR. The Company expects the appellate process to be resolved in its favor in approximately 3 to 6 months.
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
NOTE 13 — RELATED PARTY DISCLOSURES AND TRANSACTIONS
All of the racing events that take place during the Company’s fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association, the American Motorcyclist Association, the Automobile Racing Club of America, the American Sportbike Racing Association — Championship Cup Series, the Federation Internationale de L’Automobile, the Federation Internationale Motocycliste, Grand American, Historic Sportscar Racing, IRL, NASCAR, NHRA, the Porsche Club of America, the Sports Car Club of America, the Sportscar Vintage Racing Association, the United States Auto Club and the World Karting Association. NASCAR, which sanctions some of the Company’s principal racing events, is a member of the France Family Group which controls in excess of 70.0 percent of the combined voting power of the outstanding stock of the Company, and some members of which serve as directors and officers of the Company. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR from continuing operations for disbursement to competitors, which are exclusive of NASCAR sanction fees, totaled approximately $129.2 million, $131.2 million and $135.9 million, for the years ended November 30, 2007, 2008 and 2009, respectively. There were no prize and point fund monies paid to NASCAR related to discontinued operations. The Company has outstanding receivables related to NASCAR and its affiliates of approximately $23.3 million and $28.4 million at November 30, 2008 and 2009, respectively.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire NASCAR Sprint Cup and Nationwide series schedules and the NASCAR Camping World Truck series schedule. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR Sprint Cup and Nationwide series event and each NASCAR Camping World Truck series event beginning in fiscal 2007. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Sprint Cup, Nationwide or Camping World Truck series event as a component of its sanction fees and remits the remaining 90.0 percent to the event promoter. The event promoter pays 25.0 percent of the gross broadcast rights fees allocated to the event as part of the previously discussed prize money paid to NASCAR for disbursement to competitors. The Company’s television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR Sprint Cup and Nationwide series events and the NASCAR Camping World Truck series events beginning in fiscal 2007 conducted at its wholly-owned facilities were $253.3 million, $257.0 million and $262.0 million in fiscal years 2007, 2008 and 2009, respectively. There were no television broadcast and ancillary rights fees received from NASCAR related to discontinued operations.
In addition, NASCAR and the Company share a variety of expenses in the ordinary course of business. NASCAR pays rent, as well as a related maintenance fee (allocated based on square footage), to the Company for office space in Daytona Beach, Florida. The Company pays rent to NASCAR for office space in Los Angeles, California. These rents are based upon estimated fair market lease rates for comparable facilities. NASCAR pays the Company for radio, program and strategic initiative advertising, hospitality and suite rentals, various tickets and credentials, catering services, participation in a NASCAR racing event banquet, and track and other equipment rentals based on similar prices paid by unrelated, third party purchasers of similar items. The Company pays NASCAR for certain advertising, participation in NASCAR racing series banquets, the use of NASCAR trademarks and intellectual images and production space for Sprint Vision based on similar prices paid by unrelated, third party purchasers of similar items. The Company’s payments to NASCAR for MRN Radio’s broadcast rights to NASCAR Camping World Truck races represent an agreed-upon percentage of the Company’s advertising revenues attributable to such race broadcasts. NASCAR is reimbursing the Company for the buyout of the remaining rights associated with a certain sponsorship agreement. NASCAR also reimburses the Company for 50.0 percent of the compensation paid to certain personnel working in the Company’s legal, risk management and transportation departments, as well as 50.0 percent of the compensation expense associated with certain receptionists. The Company reimburses NASCAR for 50.0 percent of the compensation paid to certain personnel working in NASCAR’s legal department. NASCAR’s reimbursement for use of the Company’s mailroom, janitorial services, security services, catering, graphic arts, photo and publishing services, telephone system and the Company’s reimbursement of NASCAR for use of corporate aircraft, is based on actual usage or an allocation of total actual usage. The aggregate amount received from NASCAR by the Company for shared expenses, net of amounts paid by the Company for shared expenses, totaled approximately $6.5 million, $6.7 million and $4.5 million during fiscal 2007, 2008 and 2009, respectively.

Grand American, a wholly owned subsidiary of NASCAR, sanctions various events at certain of the Company’s facilities. Standard Grand American sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by Grand American to participants in the events. Sanction fees paid by the Company to Grand American totaled approximately $1.5 million, $1.6 million and $1.8 million for the years ended November 30, 2007, 2008 and 2009, respectively.
In addition, Grand American and the Company share a variety of expenses in the ordinary course of business. Grand American pays rent to the Company for office space in Daytona Beach, Florida. These rents are based upon estimated fair market lease rates for comparable facilities. Grand American purchases various advertising, catering services, suites and hospitality and track and equipment rentals from the Company based on similar prices paid by unrelated, third party purchasers of similar items. The Company pays Grand American for the use of Grand American’s trademarks based on similar prices paid by unrelated, third party purchasers of similar items. Grand American’s reimbursement for use of the Company’s mailroom, telephone system, security, graphic arts, photo and publishing services is based on actual usage or an allocation of total actual usage. The aggregate amount received from Grand American by the Company for shared expenses, net of amounts paid by the Company for shared expenses, totaled approximately $441,000, $495,000 and $450,000 during fiscal 2007, 2008 and 2009, respectively.
The Company strives to ensure, and management believes that, the terms of the Company’s transactions with NASCAR and Grand American are no less favorable to the Company than could be obtained in arms-length negotiations.
Certain members of the France Family Group paid the Company for the utilization of security services, event planning, event tickets, purchase of catering services, maintenance services, and certain equipment. In fiscal 2007, the Company provided publishing and distribution services for Game Change Marketing, LLC, which is a company owned by a France Family Group member. The Company leased certain parcels of land from WCF and JCF, LLC, which is owned by France Family Group members. The land parcels are used primarily for parking during the events held at Martinsville Speedway (“Martinsville”). The amounts paid for these items were based on actual costs incurred, similar prices paid by unrelated third party purchasers of similar items or estimated fair market values. The aggregate amount received by the Company for these items, net of amounts paid, totaled approximately $3.6 million, $74,000 and $240,000 during fiscal 2007, 2008 and 2009, respectively.
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
Crotty, Bartlett & Kelly, P.A. (“Crotty, Bartlett & Kelly”), a law firm controlled by siblings of W. Garrett Crotty, one of the Company’s executive officers, leased office space located in the Company’s corporate office complex in Daytona Beach, Florida. The Company engages Crotty, Bartlett & Kelly for certain legal and consulting services. The aggregate amount paid to Crotty, Bartlett & Kelly by the Company for legal and consulting services, net of amounts received by the Company for leased office space, totaled approximately $162,000, $113,000 and $71,000 during fiscal 2007, 2008 and 2009, respectively.
J. Hyatt Brown, one of the Company’s directors, serves as Chairman of Brown & Brown, Inc. (“Brown & Brown”). Brown & Brown has received commissions for serving as the Company’s insurance broker for several of the Company’s insurance policies, including the Company’s property and casualty policy, certain employee benefit programs and the aforementioned split-dollar arrangements. The aggregate commissions received by Brown & Brown in connection with the Company’s policies were approximately $554,000, $524,000 and $506,000 during fiscal 2007, 2008 and 2009, respectively.
Kinsey, Vincent Pyle, L.C., a law firm which Christy F. Harris, one of the Company’s directors, joined in fiscal 2004, provided legal services to the Company during fiscal 2007, 2008 and 2009. The Company paid approximately $375,000, $289,000 and $81,000 for these services in fiscal 2007, 2008 and 2009, respectively, which were charged to the Company on the same basis as those provided other clients.

Mr. Gregory W. Penske, one of the Company’s directors through April 2007, is also an officer and director of Penske Performance, Inc. and other Penske Corporation affiliates, as well as the son of Roger S. Penske. Roger S. Penske beneficially owns a majority of the voting stock of and controls Penske Corporation and its affiliates. The Company rented to Penske Corporation and its affiliates certain facilities for a driving school and sold hospitality suite occupancy and related services, merchandise and accessories to Penske Corporation, its affiliates and other related companies. Penske Truck Leasing rented certain vehicles and sold related supplies and services to the Company. Also, the Company paid Penske Corporation for the use of certain trademarks. In fiscal 2007, 2008 and 2009, the aggregate amount received from Penske Corporation, its affiliates and other related companies, net of amounts paid by the Company, totaled approximately $203,000, $0and $0, respectively for the aforementioned goods and services.
NOTE 14 — SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes and interest for the years ended November 30, is summarized as follows (in thousands):

	2007	2008	2009

Income taxes paid	$66,169	$44,886	$36,297

Interest paid	$19,804	$19,400	$19,793

NOTE 15 — LONG-TERM STOCK INCENTIVE PLAN
On November 30, 2009, the Company has two share-based compensation plans, which are described below. Compensation cost included in operating expenses in the accompanying statement of operations for those plans was $4.0 million, $3.3 million, and $2.2 million for the years ended November 30, 2007, 2008 and 2009, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was approximately $1.6 million, $1.3 million and $845,000  for the years ended November 30, 2007, 2008 and 2009, respectively.
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
Restricted Stock Awards
Restricted stock awarded under the 1996 Plan and 2006 Plan (collectively the “Plans”) generally is subject to forfeiture in the event of termination of employment prior to vesting dates. Prior to vesting, the Plans participants own the shares and may vote and receive dividends, but are subject to certain restrictions. Restrictions include the prohibition of the sale or transfer of the shares during the period prior to vesting of the shares. The Company also has the right of first refusal to purchase any shares of stock issued under the Plans which are offered for sale subsequent to vesting. The Company records stock-based compensation cost on its restricted shares awarded on the accelerated method over the requisite service period.

Restricted stock of the Company’s Class A Common Stock awarded under the Plans generally vest at the rate of 50.0 percent of each award on the third anniversary of the award date and the remaining 50.0 percent on the fifth anniversary of the award date.
The fair value of nonvested restricted stock is determined based on the opening trading price of the Company’s Class A Common Stock on the grant date. The Company granted 53,865, 26,277 and 29,002 shares of restricted stock awards of the Company’s Class A Common Stock during the fiscal years ended November 30, 2007, 2008 and 2009, respectively, to certain officers and managers under the Plans. The weighted average grant date fair value of these restricted stock awards was $51.70, $41.20 and $22.19 per share, respectively.
A summary of the status of the Company’s restricted stock as of November 30, 2008, and changes during the fiscal year ended November 30, 2009, is presented as follows:

		Weighted-Average	Weighted-Average	Aggregate
		Grant-Date	Remaining	Intrinsic
	Restricted	Fair Value	Contractual	Value
	Shares	(Per Share)	Term (Years)	(in thousands)

Unvested at November 30, 2008	163,092	$42.44
Granted	29,002	22.19
Vested	(36,835)	47.02
Forfeited	—	—

Unvested at November 30, 2009	155,259	$44.44	3.0	$4,187.3

As of November 30, 2009, there was approximately $2.0 million of total unrecognized compensation cost related to unvested restricted stock awards granted under the Stock Plans. This cost is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of restricted stock awards vested during the fiscal years ended November 30, 2007, 2008 and 2009, was approximately $3.6 million, $1.8 million and $2.0 million, respectively.
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

	2007	2008	2009
Expected volatility	22.5%-28.7%	21.2%-24.2%	21.2%-24.2%
Weighted average volatility	24.3%	22.4%	23.8%
Expected dividends	0.2%	0.3%	0.5%
Expected term (in years)	4.9-7.1	5.0-7.3	5.0-7.3
Risk-free rate	4.9%	3.3%-3.6%	2.5%-3.0%

A summary of option activity under the Stock Plan as of November 30, 2009, and changes during the year then ended is presented as follows:

			Weighted-Average	Aggregate
			Remaining	Intrinsic
		Weighted-Average	Contractual	Value
Options	Shares	Exercise Price	Term (Years)	(in thousands)

Outstanding at November 30, 2008	237,849	$46.40
Granted	43,993	25.62
Exercised	—	—
Forfeited	(8,333)	48.40

Outstanding at November 30, 2009	273,509	42.99	6.5	$—

Vested and expected to subsequently vest at November 30, 2009	271,741	$43.08	6.5	$—

Exercisable at November 30, 2009	197,815	$46.64	5.5	$—

The weighted average grant-date fair value of options granted during the fiscal years ended November 30, 2007, 2008 and 2009 was $17.35, $11.22 and $8.40 per option, respectively. The total intrinsic value of options exercised during the fiscal years ended November 30, 2007, 2008 and 2009 was approximately $85,000, $0 and $0, respectively. The actual tax benefit realized for the tax deductions from exercise of the stock options totaled approximately $33,000, $0 and $0 for the fiscal years ended November 30, 2007, 2008 and 2009, respectively.
As of November 30, 2009, there was approximately $362,000 of total unrecognized compensation cost related to unvested stock options granted under the Stock Plan. That cost is expected to be recognized over a weighted-average period of 0.8 years.
NOTE 16 — FINANCIAL INSTRUMENTS
In accordance with the “Financial Instruments” Topic, ASC 825-10 (formerly issued as FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” was issued which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” in April 2009), and in accordance with the “Fair Value Measurements and Disclosures” Topic, ASC 820-10 (formerly issued as FSP 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” in October 2008), the topic discusses key considerations in determining fair value in such markets, and expanding disclosures on recurring fair value measurements using unobservable inputs (Level 3), clarification and additional disclosure is required about the use of fair value measurements.
Various inputs are considered when determining the carrying values of cash and cash equivalents, accounts receivable, short-term investments, accounts payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. These inputs are summarized in the three broad levels listed below:
•	Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets

•	Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.)

•	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)
At November 30, 2009, the Company had money market funds totaling approximately $82.8 million are included in cash and cash equivalents in consolidated balance sheets. All inputs used to determine fair value are considered level 1 inputs.
Fair values of long-term debt are based on quoted market prices at the date of measurement. The Company’s credit facilities approximate fair value as they bear interest rates that approximate market. Fair value related to the interest rate swap is based on quoted market prices and discounted cash flow methodology. These inputs used to determine fair value are considered level 2 inputs. At November 30, 2009, the fair value of the remaining long-term debt, as determined by quotes from financial institutions, was approximately $275.9 million compared to the carrying amount of approximately $272.2 million. The Company carries its interest rate swap agreement at its estimated fair value of a liability totaling approximately $24.5 million at November 30, 2009.
The Company had no level 3 inputs as of November 30, 2009.
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
The following table presents certain unaudited financial data for each quarter of fiscal 2008 and 2009 (in thousands, except per share amounts):

	Fiscal Quarter Ended
	February 28,	May 31,	August 31,	November 30,
	2008(3)	2008	2008	2008

Total revenue	$193,859	$174,937	$213,208	$205,250
Operating income	66,927	42,919	61,025	64,935
Income from continuing operations	36,242	26,008	38,842	33,666
Net income	36,211	25,972	38,791	33,621
Basic earnings per share	0.71	0.52	0.79	0.69
Diluted earnings per share	0.71	0.52	0.79	0.69

		Fiscal Quarter Ended
	February 28,	May 31,	August 31,	November 30,
	2009	2009(1)	2009	2009(1)(2)

Total revenue	$166,119	$152,378	$172,913	$201,753
Operating income	49,995	31,713	15,568	50,547
Income from continuing operations	25,188	(31,695)	4,456	9,036
Net income	25,146	(31,740)	4,413	8,996
Basic earnings per share	0.52	(0.65)	0.09	0.19
Diluted earnings per share	0.52	(0.65)	0.09	0.19

(1)	In fiscal 2009, Equity in Net Loss From Equity Investments includes a net loss of $77.6 million, or $1.63 per diluted share, representing the Company’s results from its 50.0 percent indirect interest in Motorsports Authentics’ loss from operations, which includes the second and fourth quarter impairments of goodwill, certain intangibles and other long-lived assets.

(2)	During the fourth quarter of fiscal 2009, the Company recorded a non-cash charge totaling approximately $4.3 million, or $0.5 per diluted share, related to the amortization of the interest rate swap for the fiscal year ended November 30, 2009. Portions of this non-cash charge should have been recorded in the second and third quarters of the fiscal year ended November 30, 2009, however, the impact of recording it in the fourth quarter does not have a material impact on any of the quarters in fiscal 2009. The amortization of the interest rate swap is reflected in interest expense in the consolidated statement of operations.

(3)	In fiscal 2008, Interest Income includes a non-cash charge totaling approximately $3.8 million, or $0.07 per diluted share, to correct the carrying value amount of certain other assets.
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at prices comparable to unaffiliated customers. Intersegment revenues were approximately $6.4 million, $3.9 million and $2.1 million for the years ended November 30, 2007, 2008, and 2009, respectively (in thousands).

	For The Year Ended November 30, 2007
	Motorsports	All
	Event	Other	Total

Revenues	$771,221	$49,357	$820,578
Depreciation and amortization	60,225	19,980	80,205
Operating income	238,827	2,916	241,743
Equity investments loss	(58,147)	—	(58,147)
Capital expenditures	72,152	23,908	96,060
Total assets	1,701,518	280,599	1,982,117
Equity investments	76,839	—	76,839

	For The Year Ended November 30, 2008
	Motorsports	All
	Event	Other	Total

Revenues	$745,376	$45,745	$791,121
Depreciation and amortization	62,346	8,565	70,911
Operating income	231,948	3,858	235,806
Equity investments income (loss)	1,091	(2,294)	(1,203)
Capital expenditures	106,858	178	107,036
Total assets	1,790,981	389,838	2,180,819
Equity investments	77,613	—	77,613

	For The Year Ended November 30, 2009
	Motorsports	All
	Event	Other	Total

Revenues	$658,500	$36,792	$695,292
Depreciation and amortization	65,137	7,763	72,900
Operating income	147,665	158	147,823
Equity investments loss	(77,608)	—	(77,608)
Capital expenditures	70,508	43,221	113,729
Total assets	1,649,602	259,301	1,908,903
Equity investments	—	—	—
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
Included in the tables below, are condensed consolidating balance sheets as of November 30, 2008 and 2009, and the condensed consolidating statements of operations and cash flows for the years ended November 30, 2007, 2008 and 2009, of: (a) the Parent; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate Parent with guarantor and non-guarantor subsidiaries; and (e) the Company on a consolidated basis (in thousands):

	Condensed Consolidating Balance Sheet at November 30, 2008
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Current assets	$113,851	$181,601	$2,405	$(15,979)	$281,878
Property and equipment, net	19,636	1,299,659	11,936	—	1,331,231
Advances to and investments in subsidiaries	2,898,327	905,565	—	(3,803,892)	—
Other assets	102,461	425,119	40,130	—	567,710

Total Assets	$3,134,275	$2,811,944	$54,471	$(3,819,871)	$2,180,819

Current liabilities	$169,761	$136,166	$3,869	$(158)	$309,638
Long-term debt	1,154,254	9,505	51,250	(792,964)	422,045
Deferred income taxes	(110,357)	214,529	—	—	104,172
Other liabilities	183,642	19,963	—	—	203,605
Total shareholders’ equity	1,736,975	2,431,781	(648)	(3,026,749)	1,141,359

Total Liabilities and Shareholders’ Equity	$3,134,275	$2,811,944	$54,471	$(3,819,871)	$2,180,819

	Condensed Consolidating Balance Sheet at November 30, 2009
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Current assets	$89,474	$136,326	$1,490	$(9,334)	$217,956
Property and equipment, net	30,816	1,321,580	1,240	—	1,353,636
Advances to and investments in subsidiaries	3,227,202	698,362	997	(3,926,561)	—
Other assets	24,024	313,287	—	—	337,311

Total Assets	$3,371,516	$2,469,555	$3,727	$(3,935,895)	$1,908,903

Current liabilities	$4,788	$84,547	$612	$23,970	$113,917
Long-term debt	924,310	330,716	—	(911,233)	343,793
Deferred income taxes	13,726	233,728	289	—	247,743
Other liabilities	45,374	18,799	—	—	64,173
Total shareholders’ equity	2,383,318	1,801,765	2,826	(3,048,632)	1,139,277

Total Liabilities and Shareholders’ Equity	$3,371,516	$2,469,555	$3,727	$(3,935,895)	$1,908,903

	Condensed Consolidating Statement of Operations
	For The Year Ended November 30, 2007
		Combined
	Parent	Guarantor	Non-
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Total revenues	$1,684	$950,555	$—	$(138,011)	$814,228
Total expenses	52,415	658,081	—	(138,011)	572,485
Operating (loss) income	(50,731)	292,474	—	—	241,743
Interest and other (expense) income, net	(30,565)	(12,716)	—	(25,504)	(68,785)
(Loss) income from continuing operations	(52,311)	164,106	—	(25,504)	86,291
Net (loss) income	(52,311)	164,016	—	(25,504)	86,201

		Condensed Consolidating Statement of Operations
	For The Year Ended November 30, 2008
		Combined
	Parent	Guarantor	Non-
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Total revenues	$1,450	$917,089	$—	$(131,285)	$787,254
Total expenses	35,660	647,073	—	(131,285)	551,448
Operating (loss) income	(34,210)	270,016	—	—	235,806
Interest and other (expense) income, net	(9,532)	24,710	(324)	(33,224)	(18,370)
(Loss) income from continuing operations	(8,025)	176,331	(324)	(33,224)	134,758
Net (loss) income	(8,025)	176,168	(324)	(33,224)	134,595

		Condensed Consolidating Statement of Operations
	For The Year Ended November 30, 2009
		Combined
	Parent	Guarantor	Non-
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Total revenues	$1,538	$799,804	$6,946	$(115,125)	$693,163
Total expenses	32,367	618,893	9,205	(115,125)	545,340
Operating (loss) income	(30,829)	180,911	(2,259)	—	147,823
Interest and other income (expense), net	(35,024)	(64,520)	(29)	—	(99,573)
(Loss) income from continuing operations	(27,819)	37,092	(2,288)	—	6,985
Net (loss) income	(27,819)	36,922	(2,288)	—	6,815

		Condensed Consolidating Statement of Cash Flows
	For The Year Ended November 30, 2007
		Combined
	Parent	Guarantor	Non-
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(39,181)	$324,035	$—	$(26,738)	$258,116
Net cash provided by (used in) investing activities	128,769	(299,797)	—	26,738	(144,290)
Net cash used in financing activities	(86,281)	(29,910)	—	—	(116,191)

		Condensed Consolidating Statement of Cash Flows
	For The Year Ended November 30, 2008
		Combined
	Parent	Guarantor	Non-
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(3,940)	$288,045	$(535)	$(62,679)	$220,891
Net cash provided by (used in) investing activities	82,452	(218,075)	(50,765)	62,679	(123,709)
Net cash provided by (used in) financing activities	16,627	(3,505)	51,300	—	64,422

		Condensed Consolidating Statement of Cash Flows
	For The Year Ended November 30, 2009
		Combined
	Parent	Guarantor	Non-
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash provided by operating activities	$80,769	$160,256	$908	$19,772	$261,705
Net cash provided by (used in) investing activities	130,272	(192,576)	(390)	(19,772)	(82,466)
Net cash used in financing activities	(236,786)	(2,801)	—	—	(239,587)

Schedule II — Valuation and Qualifying Accounts (In Thousands)

		Additions
	Balance	charged to		Balance
	beginning	costs and		at end of
Description	of period	expenses	Deductions (A)	period

For the year ended November 30, 2009 Allowance for doubtful accounts	$1,200	$326	$326	$1,200
For the year ended November 30, 2008 Allowance for doubtful accounts	1,200	928	928	1,200
For the year ended November 30, 2007 Allowance for doubtful accounts	1,000	667	467	1,200

(A)	Uncollectible accounts written off, net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at November 30, 2009, and during the period prior to and including the date of this report. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to November 30, 2009.
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
January 29, 2010
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
We, under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, assessed the Company’s internal control over financial reporting as of November 30, 2009, based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of November 30, 2009, based on the specified criteria.
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
Consolidated Balance Sheets
— November 30, 2008 and 2009
Consolidated Statements of Operations
— Years ended November 30, 2007, 2008, and 2009
Consolidated Statements of Changes in Shareholders’ Equity
— Years ended November 30, 2007, 2008, and 2009
Consolidated Statements of Cash Flows
— Years ended November 30, 2007, 2008, and 2009
Notes to Consolidated Financial Statements
2. Consolidated Financial Statement Schedules listed below:
II — Valuation and qualifying accounts
All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

3. Exhibits:

Exhibit Number	Description of Exhibit
3.1	—	Articles of Amendment of the Restated and Amended Articles of Incorporation of the Company, as filed with the Florida Department of State on July 26, 1999. (3.1)**

3.2	—	Conformed Copy of Amended and Restated Articles of Incorporation of the Company, as amended as of July 26, 1999. (3.2)**

3.3	—	Conformed Copy of Amended and Restated By-Laws of the Company. (3)(ii)***

4.1	—	Indenture, dated April 23, 2004, between the Company, certain subsidiaries, and Wachovia Bank, National Association, as Trustee. (4.1)****

4.2	—	Indenture, dated April 23, 2004, between the Company, certain subsidiaries, and Wachovia Bank, National Association, as Trustee. (4.2)****

4.3	—	Registration Rights Agreement, dated as of April 23, 2004, among the Company, certain subsidiaries, Wachovia Capital Markets, LLC, Banc One Capital Markets, Inc. and SunTrust Capital Markets, Inc. (4.3)****

4.4	—	Form of Registered Note due 2009 (included in Exhibit 4.1). (4.1)****

4.5	—	Form of Registered Note due 2014 (included in Exhibit 4.2). (4.2)****

4.6	—	$300,000,000 Credit Agreement, dated as of September 12, 2003, among the Company, certain subsidiaries and the lenders party thereto. (1)*****

10.1	—	Daytona Property Lease. (3)******

10.2	—	1996 Long-Term Incentive Plan. (5)******

10.3	—	Split-Dollar Agreement (WCF).* (6)******

10.4	—	Split-Dollar Agreement (JCF).* (7)******

21	—	Subsidiaries of the Registrant — filed herewith.

23.1	—	Consent of Ernst &Young LLP — filed herewith.

23.2	—	Consent of Grant Thornton LLP — filed herewith.

31.1	—	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer — filed herewith

31.2	—	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer — filed herewith.

32	—	Section 1350 Certification — filed herewith.

99		Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements of Motorsports Authentics, LLC as of November 30, 2009 and 2008 and for each of the three years in the period ended November 30, 2009.

*	Compensatory Plan required to be filed as an exhibit pursuant to Item 14(c).

**	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s Report on Form 8-K dated July 26, 1999

***	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s report on Form 10-Q for the quarter ended February 28, 2003.

****	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s Registration Statement filed on Form S-4 File No. 333-118168.

*****	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s report on Form 10-Q for the quarter ended August 31, 2003.

******	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s Report on Form 10-K for the year ended November 30, 1998.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Lesa France Kennedy Lesa France Kennedy	Chief Executive Officer and Vice Chairman of the Board (Principal Executive Officer)	January 28, 2010

/s/ Daniel W. Houser Daniel W. Houser	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	January 28, 2010

/s/ James C. France James C. France	Chairman of the Board	January 28, 2010

/s/ Brian Z. France Brian Z. France	Director	January 28, 2010

/s/ Larry Aiello, Jr. Larry Aiello, Jr.	Director	January 28, 2010

/s/ J. Hyatt Brown J. Hyatt Brown	Director	January 28, 2010

/s/ William P. Graves William P. Graves	Director	January 28, 2010

/s/ Christy F. Harris Christy F. Harris	Director	January 28, 2010