Form 10-Q
period 2010-02-28
INTERNATIONAL SPEEDWAY CORP
filed 2010-04-08
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2010
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                     to
INTERNATIONAL SPEEDWAY CORPORATION
(Exact name of registrant as specified in its charter)

FLORIDA	O-2384	59-0709342
(State or other jurisdiction	(Commission	(I.R.S. Employer
of incorporation)	File Number)	Identification No.)

ONE DAYTONA BOULEVARD,	32114
DAYTONA BEACH, FLORIDA	(Zip code)
(Address of principal executive offices)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐      NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class A Common Stock	27,813,123 shares	as of February 28, 2010
Class B Common Stock	20,546,917 shares	as of February 28, 2010

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30, 2009	February 28, 2010
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$158,572	$132,463
Short-term investments	200	200
Receivables, less allowance of $1,200 in 2009 and 2010, respectively	41,934	128,107
Inventories	2,963	3,816
Income taxes receivable	4,015	—
Deferred income taxes	2,172	2,340
Prepaid expenses and other current assets	8,100	13,034

Total Current Assets	217,956	279,960

Property and Equipment, net of accumulated depreciation of $540,176 and $555,622, respectively	1,353,636	1,363,929
Other Assets:
Long-term restricted cash and investments	10,144	5,075
Equity investments	—	27,096
Intangible assets, net	178,610	178,610
Goodwill	118,791	118,791
Other	29,766	18,482

	337,311	348,054

Total Assets	$1,908,903	$1,991,943

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$3,387	$28,402
Accounts payable	18,801	28,297
Deferred income	63,999	120,308
Income taxes payable	8,668	6,114
Other current liabilities	19,062	19,796

Total Current Liabilities	113,917	202,917

Long-Term Debt	343,793	318,545
Deferred Income Taxes	247,743	260,796
Long-Term Tax Liabilities	20,917	8,231
Long-Term Deferred Income	12,775	12,792
Other Long-Term Liabilities	30,481	23,128
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 27,810,169 and 27,657,864 issued and outstanding in 2009 and 2010, respectively	278	277
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 20,579,682 and 20,546,917 issued and outstanding in 2009 and 2010, respectively	205	205
Additional paid-in capital	493,765	488,948
Retained earnings	665,274	690,714
Accumulated other comprehensive loss	(20,245)	(14,610)

Total Shareholders’ Equity	1,139,277	1,165,534

Total Liabilities and Shareholders’ Equity	$1,908,903	$1,991,943

     See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Three Months Ended
	February 28, 2009	February 28, 2010
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$47,836	$38,537
Motorsports related	102,534	98,558
Food, beverage and merchandise	13,409	12,399
Other	2,340	2,532

	166,119	152,026
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	34,142	32,875
Motorsports related	29,109	27,747
Food, beverage and merchandise	9,477	8,487
General and administrative	24,935	24,583
Depreciation and amortization	18,391	18,359
Impairment of long-lived assets	70	223

	116,124	112,274

Operating income	49,995	39,752
Interest income	464	62
Interest expense	(6,270)	(5,613)
Equity in net loss from equity investments	(1,639)	(1,075)
Other income	171	—

Income from continuing operations before income taxes	42,721	33,126
Income taxes	17,533	7,639

Income from continuing operations	25,188	25,487
Loss from discontinued operations, net of income tax benefits of $31 and $25, respectively	(42)	(47)

Net income	$25,146	$25,440

Basic earnings per share:
Income from continuing operations	$0.52	$0.53
Loss from discontinued operations	—	—

Net income	$0.52	$0.53

Diluted earnings per share:
Income from continuing operations	$0.52	$0.53
Loss from discontinued operations	—	—

Net income	$0.52	$0.53

Basic weighted average shares outstanding	48,548,395	48,267,637

Diluted weighted average shares outstanding	48,677,666	48,396,058

     See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statement of Shareholders’ Equity

	Class A	Class B
	Common	Common			Accumulated
	Stock	Stock	Additional		Other	Total
	$.01 Par	$.01 Par	Paid-in	Retained	Comprehensive	Shareholders’
	Value	Value	Capital	Earnings	Loss	Equity
	(Unaudited)
	(In Thousands)
Balance at November 30, 2009	$278	$205	$493,765	$665,274	$(20,245)	$1,139,277
Activity 12/1/09 — 2/28/10:
Comprehensive income
Net income	—	—	—	25,440	—	25,440
Gain on currency translation	—	—	—	—	9	9
Interest rate swap amortization	—	—	—	—	1,273	1,273
Interest rate swap fair value	—	—	—	—	4,353	4,353

Total comprehensive income						31,075
Reacquisition of previously issued common stock	(1)	—	(5,278)	—	—	(5,279)
Stock-based compensation	—	—	461	—	—	461

Balance at February 28, 2010	$277	$205	$488,948	$690,714	$(14,610)	$1,165,534

     See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Three Months Ended
	February 28, 2009	February 28, 2010
	(Unaudited)
	(In Thousands)
OPERATING ACTIVITIES
Net income	$25,146	$25,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,391	18,359
Stock-based compensation	604	461
Amortization of financing costs	129	127
Amortization of interest rate swap	—	1,273
Deferred income taxes	2,898	2,205
Loss from equity investments	1,639	1,075
Impairment of long-lived assets, non-cash	70	223
Other, net	(174)	(3)
Changes in operating assets and liabilities:
Receivables, net	(71,570)	(86,173)
Inventories, prepaid expenses and other assets	(8,296)	(7,154)
Accounts payable and other liabilities	6,021	765
Deferred income	45,155	56,326
Income taxes	5,385	(545)

Net cash provided by operating activities	25,398	12,379

INVESTING ACTIVITIES
Capital expenditures	(20,042)	(23,900)
Contributions to equity investments	—	(14,123)
Proceeds from affiliate	12,500	—
Advance to affiliate	(200)	—
Decrease in restricted cash	4,595	5,069
Proceeds from short-term investments	—	200
Purchases of short-term investments	—	(200)
Other, net	10	—

Net cash used in investing activities	(3,137)	(32,954)

FINANCING ACTIVITIES
Payment of long-term debt	(170)	(255)
Reacquisition of previously issued common stock	—	(5,279)

Net cash used in financing activities	(170)	(5,534)

Net increase (decrease) in cash and cash equivalents	22,091	(26,109)
Cash and cash equivalents at beginning of period	218,920	158,572

Cash and cash equivalents at end of period	$241,011	$132,463

     See accompanying notes.

International Speedway Corporation
Notes to Consolidated Financial Statements
February 28, 2010
(Unaudited)
1. Basis of Presentation
The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States but do not include all of the information and disclosures required for complete financial statements. The balance sheet at November 30, 2009, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest annual report on Form 10-K for International Speedway Corporation and its wholly-owned subsidiaries (the “Company”). In management’s opinion, the statements include all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature.
Unless indicated otherwise, all disclosures in the notes to the consolidated financial statements relate to continuing operations.
Because of the seasonal concentration of racing events, the results of operations for the three months ended February 28, 2009 and 2010 are not indicative of the results to be expected for the year.
2. New Accounting Pronouncements
In accordance with the Accounting Standards Codification (“ASC”) 805-50, “Business Combinations,” the topic was issued to retain the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. ASC 805-50 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company’s adoption of this statement in fiscal 2010 did not have an impact on its financial position and results of operations.
In accordance with the ASC 810-10, “Consolidation,” minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This portion of ASC 810-10 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. The Company’s adoption of this statement in fiscal 2010 did not have an impact on its financial position and results of operations.
Also, in accordance with ASC 810-10, the improvement of financial reporting by enterprises involved with variable interest entities was made by addressing (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in the ASC Topic 860-10, “Transfers and Servicing,” and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This portion of ASC 810-10 is effective for financial statements issued for fiscal years beginning after November 15, 2009, with earlier adoption prohibited. The Company’s adoption of this statement in fiscal 2010 did not have an impact on its financial position and results of operations.
In accordance with the ASC 260-10-45, “Earnings Per Share,” instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method. ASC 260-10-45 affects entities that accrue dividends on share-based payment awards during the associated service period when the return of dividends is not required if employees forfeit such awards. ASC 260-10-45 is effective for fiscal years and interim periods beginning after December 15, 2008. The Company’s adoption of this statement in fiscal 2010 did not have an impact on its financial position and results of operations.
In accordance with the ASC 323-10, “Investments — Equity Method and Joint Ventures,” questions that have arisen regarding the application of the equity method subsequent to the issuance of SFAS No. 141R and SFAS No. 160. This portion of ASC 323-10 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application is not permitted. The Company’s adoption of this statement in fiscal 2010 did not have an impact on its financial position and results of operations.

3. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three months ended February 28, 2009 and 2010 (in thousands, except share and per share amounts):

	Three Months Ended
	February 28,	February 28,
	2009	2010
Basic and diluted:
Income from continuing operations	$25,188	$25,487
Loss from discontinued operations	(42)	(47)

Net income	$25,146	$25,440

Basic earnings per share denominator:
Weighted average shares outstanding	48,548,395	48,267,637

Basic earnings per share:
Income from continuing operations	$0.52	$0.53
Loss from discontinued operations	—	—

Net income	$0.52	$0.53

Diluted earnings per share denominator:
Weighted average shares outstanding	48,548,395	48,267,637
Common stock options	—	784
Contingently issuable shares	129,271	127,637

Diluted weighted average shares outstanding	48,677,666	48,396,058

Diluted earnings per share:
Income from continuing operations	$0.52	$0.53
Loss from discontinued operations	—	—

Net income	$0.52	$0.53

Anti-dilutive shares excluded in the computation of diluted earnings per share	234,912	271,720

4. Discontinued Operations
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
5. Equity and Other Investments
Hollywood Casino at Kansas Speedway
On December 1, 2009, Kansas Entertainment, LLC, (“Kansas Entertainment”) a 50/50 joint venture of Penn Hollywood Kansas, Inc. (“Penn”), a subsidiary of Penn National Gaming, Inc. and Kansas Speedway Development Corporation (“KSDC”), a wholly-owned subsidiary of ISC, was selected by the Kansas Lottery Gaming Facility Review Board as the gaming facility operator in the Northeast Zone (Wyandotte County), subject to background investigations and licensing by the Kansas Racing and Gaming Commission.
On February 12, 2010, Kansas Entertainment received the final approval under the Kansas Expanded Lottery Act along with its gaming license from the Kansas Racing and Gaming Commission. The development of the Hollywood-themed and branded entertainment destination facility is expected to begin in the second half of 2010 with a planned opening in the first quarter of 2012.
The initial phase of the project, which is planned to comprise approximately 190,000 square feet, includes a 100,000 square foot casino gaming floor with approximately 2,300 slot machines, 61 table games and 25 poker tables, a high-energy bar, and dining and entertainment options. Kansas Entertainment anticipates partially funding the first phase of the development with a minimum equity contribution of $50.0 million from each partner through mid-2010. In addition, Kansas Entertainment currently plans to pursue financing of approximately $185.0 million, including $45.0 million of gaming equipment, preferably on a project secured non-recourse basis. Penn is the managing member of Kansas Entertainment and will be responsible for the development and operation of the casino and hotel.
The Company has accounted for Kansas Entertainment as an equity investment in its financial statements as of February 28, 2010. The Company’s 50.0 percent portion of Kansas Entertainment’s net loss is approximately $1.1 million, related to certain start up costs, and is included in equity in net loss from equity investments in its consolidated statements of operations for the period ended February 28, 2010. There were no operations included in its consolidated statements of operations in the same period in fiscal 2009.
Staten Island Property
In connection with the Company’s efforts to develop a major motorsports entertainment facility in the New York metropolitan area, its subsidiary, 380 Development, LLC, purchased a total of 676 acres located in the New York City borough of Staten Island in early fiscal 2005 and began improvements including fill operations on the property. In December 2006, the Company announced its decision to discontinue pursuit of the speedway development on Staten Island. In October 2009, the Company announced that it had entered into a definitive agreement with KB Marine Holdings LLC (“KB Holdings”) under which KB Holdings would acquire 100.0 percent of the outstanding equity membership interests of 380 Development for a total purchase price of $80.0 million. The purchase and sale agreement (“Agreement”) called for the transaction to close no later than February 25, 2010, subject to certain conditions, including KB Holdings securing the required equity commitments to acquire the property and performing its obligations under the Agreement. As a result of KB Holdings’ failure to perform its obligations, the closing did not occur on February 25, 2010. The Company is currently negotiating with KB Holdings to amend the Agreement and provide an extension of the closing date, however there can be no assurance that the Company will come to terms with KB Holdings on such an amendment. The Company has the right to terminate the Agreement and may do so in the event it is unable to come to acceptable terms with KB Holdings on an amendment. The Company does not anticipate a reduction in the purchase price as part of a potential amendment to the Agreement.
6. Goodwill and Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of the major classes of intangible assets relating to the Motorsports Event segment are as follows (in thousands):

		November 30, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Customer database	$500	$500	$—
Food, beverage and merchandise contracts	251	247	4

Total amortized intangible assets	751	747	4
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793

Total non-amortized intangible assets	178,606	—	178,606

Total intangible assets	$179,357	$747	$178,610

		February 28, 2010
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$6	$4

Total amortized intangible assets	10	6	4
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793

Total non-amortized intangible assets	178,606	—	178,606

Total intangible assets	$178,616	$6	$178,610

The following table presents current and expected amortization expense of the existing intangible assets as of February 28, 2010 for each of the following periods (in thousands):

Amortization expense for the three months ended February 28, 2010	$—
Estimated amortization expense for the year ending November 30:

2010	$1
2011	1
2012	1
2013	1
There were no changes in the carrying value of goodwill during the three months ended February 28, 2010.
7. Long-Term Debt
Long-term debt consists of the following (in thousands):

	November 30,	February 28,
	2009	2010

5.4 percent Senior Notes	$149,950	$149,954
5.8 percent Bank Loan	2,109	1,995
4.8 percent Revenue Bonds	1,807	1,741
6.8 percent Revenue Bonds	2,285	2,285
6.3 percent Term Loan	51,300	51,225
TIF bond debt service funding commitment	64,729	64,747
2006 Credit Facility	75,000	75,000

	347,180	346,947
Less: current portion	3,387	28,402

	$343,793	$318,545

On April 23, 2004, the Company completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, the Company completed an offer to exchange these unsecured senior notes for registered senior notes with substantially identical terms (“2004 Senior Notes”). At February 28, 2010, outstanding 2004 Senior Notes totaled approximately $150.0 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 5.4 percent and are due April 2014. The 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at the option of the Company, at any time or from time to time at redemption prices as defined in the indenture. The Company’s wholly-owned domestic subsidiaries are guarantors of the 2004 Senior Notes. The 2004 Senior Notes also contain various restrictive covenants. Total gross proceeds from the sale of the 2004 Senior Notes were $300.0 million, net of discounts of approximately $431,000 and approximately $2.6 million of deferred financing fees. The deferred financing fees are being treated as additional interest expense and amortized over the life of the 2004 Senior Notes on a straight-line method, which approximates the effective yield method. In March 2004, the Company entered into interest rate swap agreements to effectively lock in the interest rate on approximately $150.0 million of the 4.2 percent Senior Notes. The Company terminated these interest rate swap agreements on April 23, 2004 and received approximately $2.2 million, which was amortized over the life of the 4.2 percent Senior Notes that matured in April 2009.
In June 2008, the Company entered into an interest rate swap agreement to effectively lock in a substantial portion of the interest rate exposure on approximately $150.0 million notional amount in anticipation of refinancing the $150.0 million 4.2 percent Senior Notes that matured in April 2009. This interest rate swap was designated and qualified as a cash flow hedge under ASC 815, “Accounting for Derivatives and Hedging.” As a result of the uncertainty with the U.S. credit markets, in February 2009, the Company amended and re-designated its interest rate swap agreement as a cash flow hedge. This amended agreement, with a principal notional amount of $150.0 million and an estimated fair value of a liability totaling $20.1 million at February 28, 2010, expires in February 2011. The estimated fair value is based on relevant market information and quoted market prices at February 28, 2010 and is recognized in other comprehensive loss or interest expense in the consolidated financial statements. As part of the re-designation, the fair value of the interest rate swap arrangement totaling approximately $23.2 million was frozen in other comprehensive income. During the three months ended February 28, 2010, the Company amortized approximately $1.3 million of this balance which is reflected in interest expense in the consolidated statement of operations. During fiscal 2010, the Company expects to amortize up to approximately $4.7 million of this balance in interest expense in the consolidated statement of operations. The Company plans to wait for a situation that it believes optimal to enter into a refinancing.
The Company’s wholly-owned subsidiary, Raceway Associates, which owns and operates Chicagoland Speedway and Route 66 Raceway, has the following debt outstanding at February 28, 2010:

•	A bank term loan (“5.8 percent Bank Loan”) consisting of a construction and mortgage note with an original 20 year term due June 2018, a current interest rate of 5.8 percent and a monthly payment of $48,000 principal and interest. The interest rate and monthly payments will be adjusted on June 1, 2013. At February 28, 2010, outstanding principal on the 5.8 percent Bank Loan was approximately $2.0 million.

•	Revenue bonds payable (“4.8 percent Revenue Bonds”) consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.8 percent Revenue Bonds have an interest rate of 4.8 percent and a monthly payment of $29,000 principal and interest. At February 28, 2010, outstanding principal on the 4.8 percent Revenue Bonds was approximately $1.7 million.

•	Revenue bonds payable (“6.8 percent Revenue Bonds”) that are special service area revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 6.8 percent Revenue Bonds are billed and paid as a special assessment on real estate taxes. Interest payments are due on a semi-annual basis at 6.8 percent with principal payments due annually. Final maturity of the 6.8 percent Revenue Bonds is January 2012. At February 28, 2010, outstanding principal on the 6.8 percent Revenue Bonds was approximately $2.3 million.
In July 2008, a wholly-owned subsidiary of the Company entered into a construction term loan agreement (“6.3 percent Term Loan”) to finance the construction of the Company’s headquarters building. The 6.3 percent Term Loan has a 25 year term due October 2034, an interest rate of 6.3 percent, and a current monthly payment of approximately $292,000. At February 28, 2010, the outstanding principal on the 6.3 percent Term Loan was approximately $51.2 million.
In January 1999, the Unified Government, issued approximately $71.3 million in taxable special obligation revenue (“TIF”) bonds in connection with the financing of construction of Kansas Speedway. At February 28, 2010, outstanding TIF bonds totaled approximately $64.7 million, net of the unamortized discount, which is comprised of a $15.9 million principal amount, 6.2 percent term bond due December 1, 2017 and $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly-owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation. The bond financing documents contain various restrictive covenants.
The Company currently has a $300.0 million revolving credit facility (“2006 Credit Facility”) which contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions. The 2006 Credit Facility is scheduled to mature in June 2011, and accrues interest at LIBOR plus 30.0-80.0 basis points, based on the Company’s highest debt rating as determined by specified rating agencies. The 2006 Credit Facility contains various restrictive covenants. At February 28, 2010, the Company had approximately $75.0 million outstanding under the Credit Facility. On April 6, 2010, the Company made a payment of $25.0 million towards the outstanding balance of the 2006 Credit Facility.
Total interest expense from continuing operations incurred by the Company was approximately $6.3 million and $5.6 million for the three months ended February 28, 2009 and 2010, respectively. Total interest capitalized for the three months ended February 28, 2009 and 2010 was approximately $0.7 million and $0.3 million, respectively.
Financing costs of approximately $4.3 million and $4.2 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2009 and February 28, 2010, respectively. These costs are being amortized on a straight-line method, which approximates the effective yield method, over the life of the related financing.
8. Financial Instruments
Various inputs are considered when determining the carrying values of cash and cash equivalents, accounts receivable, short-term investments, accounts payable, and accrued liabilities which approximate fair value due to the short-term maturities of these assets and liabilities. These inputs are summarized in the three broad levels listed below:
•	Level 1 — observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets

•	Level 2 — other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.)

•	Level 3 — significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)
At February 28, 2010, the Company had money market funds totaling approximately $62.7 million which are included in cash and cash equivalents in its consolidated balance sheets. All inputs used to determine fair value are considered level 1 inputs.
Fair values of long-term debt are based on quoted market prices at the date of measurement. The Company’s credit facilities approximate fair value as they bear interest rates that approximate market. Fair value related to the interest rate swap is based on quoted market prices and discounted cash flow methodology. These inputs used to determine fair value are considered level 2 inputs.

The fair value of the remaining long-term debt, as determined by quotes from financial institutions, was approximately $275.9 million compared to the carrying amount of approximately $272.2 million and approximately $274.4 million compared to the carrying amount of approximately $271.9 million at November 30, 2009 and February 28, 2010, respectively. The Company carries its interest rate swap agreement at its estimated fair value of a liability totaling approximately $20.1 million at February 28, 2010.
The Company had no level 3 inputs as of February 28, 2010.
9. Capital Stock
Stock Purchase Plans
In December 2006, the Company implemented a share repurchase program (“Stock Purchase Plan”) under which it is authorized to purchase up to $150.0 million of its outstanding Class A common shares. In February 2008, the Company announced that its Board of Directors had authorized an incremental $100.0 million share repurchase program. Collectively these programs are described as the “Stock Purchase Plans.” The Stock Purchase Plans allow the Company to purchase up to $250.0 million of its outstanding Class A common shares. The timing and amount of any shares repurchased under the Stock Purchase Plans will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plans may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates.
Since inception of the Stock Purchase Plans through February 28, 2010, the Company has purchased 5,099,797 shares of its Class A common shares, for a total of approximately $218.0 million. Included in these totals are the purchases of 185,070 shares of its Class A common shares during the three months ended February 28, 2010, at an average cost of approximately $28.53 per share (including commissions), for a total of approximately $5.3 million. At February 28, 2010, the Company has approximately $32.0 million remaining repurchase authority under the current Stock Purchase Plans.
10. Income Taxes
As of February 28, 2010, in accordance with ASC 740, “Income Taxes,” the Company has a total liability of approximately $8.2 million for uncertain tax positions, inclusive of tax, interest, and penalties. Of this amount, approximately $5.0 million represents income tax liability for uncertain tax positions related to various federal and state income tax matters. If the accrued liability was de-recognized, approximately $3.2 million of taxes would impact the Company’s consolidated statement of operations as a reduction to its effective tax rate. Included in the balance sheet at February 28, 2010 are approximately $1.7 million of items of which, under existing tax laws, the ultimate deductibility is certain but for which the timing of the deduction is uncertain. Because of the impact of deferred income tax accounting, a deduction in a subsequent period would result in a deferred tax asset. Accordingly, upon de-recognition, the tax benefits associated with the reversal of these timing differences would have no impact, except for related interest and penalties, on the Company’s effective income tax rate.
The Company recognizes interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. As of February 28, 2010, the Company has accrued approximately $3.1 million of interest and $0.1 million of penalties related to uncertain tax positions. If the accrued interest was de-recognized, approximately $2.0 million would impact the Company’s consolidated statement of operations as a reduction to its effective tax rate.
Effective May 28, 2009, the Company entered into a definitive settlement agreement (the “Settlement”) with the Internal Revenue Service (the “Service”). The Settlement concludes an examination process the Service opened in fiscal 2002 that challenged the tax depreciation treatment of a significant portion of the Company’s motorsports entertainment facility assets. The Company believes the Settlement reached an appropriate compromise on this issue. As a result of the Settlement, the Company is currently pursuing settlements on similar terms with the appropriate state tax authorities. Based on settlements and ongoing discussions with certain states during the three months ended February 28, 2010, the Company de-recognized potential interest and penalties totaling approximately $5.4 million or $0.11 per diluted share. This de-recognition of interest and penalties was recognized in the income tax expense in the Company’s consolidated statement of operations. Under these terms, the Company expects to pay between $1.5 million and $2.5 million in total to finalize the remaining settlements with various states. The Company believes that it has provided adequate reserves related to these various state matters including interest charges through February 28, 2010, and, as a result, does not expect that such an outcome would have a material adverse effect on results of operations.
Effective Income Tax Rates
The tax treatment of providing a valuation allowance related to losses incurred in equity investments is the principal cause of the increased effective income tax rate during the three months ended February 28, 2009. The de-recognition of potential interest and penalties associated with the aforementioned state settlements is the principal cause of the reduced effective income tax rate during the three months ended February 28, 2010.
As a result of the above items, the Company’s effective income tax rate increased from the statutory income rate to approximately 41.0 percent for the three months ended February 28, 2009 and decreased from the statutory income rate to approximately 23.1 percent for the three months ended February 28, 2010.

11. Related Party Disclosures and Transactions
All of the racing events that take place during the Company’s fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association, AMA Pro Racing, the Automobile Racing Club of America, the American Sportbike Racing Association — Championship Cup Series, the Federation Internationale de L’Automobile, the Federation Internationale Motocycliste, Grand American Road Racing Association (“Grand American”), Historic Sportscar Racing, Indy Racing League, National Association for Stock Car Auto Racing (“NASCAR”), National Hot Rod Association (“NHRA”), the Porsche Club of America, the Sports Car Club of America, the Sportscar Vintage Racing Association, the United States Auto Club and the World Karting Association. NASCAR, Grand American and AMA Pro Racing each of which sanctions some of the Company’s principal racing events, are entities controlled by one or more members of the France Family Group which controls approximately 70.0 percent of the combined voting power of the outstanding stock of the Company, as of February 28, 2010, and some members of which serve as directors and officers of the Company. Standard NASCAR sanction agreements require event promoters to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR and its subsidiaries from continuing operations for disbursement to competitors, which are exclusive of NASCAR and its subsidiaries sanction fees, totaled approximately $29.9 million and $29.1 million for the three months ended February 28, 2009 and 2010, respectively. There were no prize and point fund monies paid by the Company to NASCAR and its subsidiaries related to the discontinued operations for the three months ended February 28, 2009 and 2010, respectively.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire NASCAR Sprint Cup, Nationwide and Camping World Truck series schedules. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR Sprint Cup, Nationwide and Camping World Truck series event. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Sprint Cup, Nationwide and Camping World Truck series event as a component of its sanction fees. The promoter records 90.0 percent of the gross broadcast rights fees as revenue and then records 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors. Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event. The Company’s television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events conducted at its wholly-owned facilities, and recorded as part of motorsports related revenue, were approximately $64.3 million and $65.1 million for the three months ended February 28, 2009 and 2010, respectively. There were no television broadcast and ancillary rights fees received from NASCAR related to discontinued operations during the three months ended February 28, 2009 and 2010, respectively.
12. Commitments and Contingencies
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal and any required premium and interest on the 2002 STAR Bonds. At February 28, 2010, the Unified Government had approximately $2.6 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
The Company has guaranteed minimum royalty payments under certain agreements through December 2015, with a remaining maximum exposure at February 28, 2010, of approximately $11.4 million.
In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling $3.9 million at February 28, 2010. At February 28, 2010, there were no amounts drawn on the standby letters of credit.
Current Litigation
From time to time, the Company is a party to routine litigation incidental to our business. The Company does not believe that the resolution of any or all of such litigation will have a material adverse effect on its financial condition or results of operations.
In addition to such routine litigation incident to its business, the Company is a party to the litigation described below.
In July 2005, Kentucky Speedway, LLC filed a civil action in the Eastern District of Kentucky against NASCAR and the Company which alleged that “NASCAR and ISC have acted, and continue to act, individually and in combination and collusion with each other and other companies that control motorsports entertainment facilities hosting NASCAR NEXTEL Cup Series, to illegally restrict the award of ... NASCAR NEXTEL Cup Series [races].” The complaint was amended in 2007 to seek, in addition to damages, an injunction requiring NASCAR to “develop objective factors for the award of NEXTEL Cup races,” “divestiture of ISC and NASCAR so that the France Family and anyone else does not share ownership of both companies or serve as officers or directors of both companies,” “ISC’s divestiture of at least eight of its 12 racetracks that currently operate a NEXTEL Cup race” and prohibiting further alleged violations of the antitrust laws. The complaint did not ask the court to cause NASCAR to award a NEXTEL Cup race to the

Kentucky Speedway. Other than some vaguely conclusory allegations, the complaint failed to specify any specific unlawful conduct by the Company. Pre-trial “discovery” in the case was concluded and based upon all of the factual and expert evidentiary materials adduced the Company was more firmly convinced than ever that the case was without legal or factual merit.
On January 7, 2008, the Company’s position was vindicated when the Federal District Court Judge hearing the case ruled in favor of ISC and NASCAR and entered a judgment which stated that all claims of the plaintiff, Kentucky Speedway, LLC, were thereby dismissed, with prejudice, at the cost of the plaintiff. The Opinion and Order of the court entered on the same day concluded that Kentucky Speedway had failed to make its case.
On January 11, 2008, Kentucky Speedway filed a Notice of Appeal to the United States Court of Appeal for the Sixth Circuit. In a written opinion dated December 11, 2009, the Sixth Circuit Court of Appeals agreed with the District Court that Kentucky Speedway had failed to make out its case and affirmed the judgment of the District Court in favor of us and NASCAR. On December 28, 2009, Kentucky Speedway filed a petition for rehearing with the Sixth Circuit Court of Appeals wherein Kentucky Speedway requested the Sixth Circuit to reconsider its ruling in favor of us and NASCAR. On February 18, 2010, this petition for rehearing was denied. Kentucky Speedway has 90 days from the date of that denial to petition the United States Supreme Court for a writ of certiorari.
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
13. Segment Reporting
The following tables provide segment reporting of the Company for the three months ended February 28, 2009 and 2010 (in thousands):

	Three Months Ended February 28, 2009
	Motorsports	All
	Event	Other	Total

Revenues	$159,681	$7,259	$166,940
Depreciation and amortization	16,150	2,241	18,391
Operating income	50,851	(856)	49,995
Capital expenditures	13,379	6,663	20,042
Total assets	1,864,491	404,307	2,268,798
Equity investments	76,104	—	76,104

	Three Months Ended February 28, 2010
	Motorsports	All
	Event	Other	Total

Revenues	$145,559	$6,947	$152,506
Depreciation and amortization	16,235	2,124	18,359
Operating income	40,921	(1,169)	39,752
Capital expenditures	9,883	14,017	23,900
Total assets	1,695,701	296,242	1,991,943
Equity investments	—	27,096	27,096
Intersegment revenues were approximately $0.8 million and $0.5 million for the three months ended February 28, 2009 and 2010, respectively.
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
Included in the tables below, are condensed consolidating balance sheets as of November 30, 2009 and February 28, 2010, condensed consolidating statements of operations for the three months ended February 28, 2009 and 2010, and condensed consolidating statements of cash flows for the three months ended February 28, 2009 and 2010, of: (a) the Parent; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate Parent with guarantor and non-guarantor subsidiaries; and (e) the Company on a consolidated basis (in thousands).

	Condensed Consolidating Balance Sheet at November 30, 2009
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets	$89,474	$136,326	$1,490	$(9,334)	$217,956
Property and equipment, net	30,816	1,321,580	1,240	—	1,353,636
Advances to and investments in subsidiaries	3,227,202	698,362	997	(3,926,561)	—
Other assets	24,024	313,287	—	—	337,311

Total Assets	$3,371,516	$2,469,555	$3,727	$(3,935,895)	$1,908,903

Current liabilities	$4,788	$84,547	$612	$23,970	$113,917
Long-term debt	924,310	330,716	—	(911,233)	343,793
Deferred income taxes	13,726	233,728	289	—	247,743
Other liabilities	45,374	18,799	—	—	64,173
Total shareholders’ equity	2,383,318	1,801,765	2,826	(3,048,632)	1,139,277

Total Liabilities and Shareholders’ Equity	$3,371,516	$2,469,555	$3,727	$(3,935,895)	$1,908,903

	Condensed Consolidating Balance Sheet at February 28, 2010
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
|	| | | |
Current assets	$110,063	$181,214	$1,703	$(13,020)	$279,960
Property and equipment, net	36,695	1,326,149	1,085	—	1,363,929
Advances to and investments in subsidiaries	3,191,457	959,975	4,166	(4,155,598)	—
Other assets	12,822	335,232	—	—	348,054

Total Assets	$3,351,037	$2,802,570	$6,954	$(4,168,618)	$1,991,943

Current liabilities	$31,601	$140,469	$871	$29,976	$202,917
Long-term debt	891,017	291,527	3,194	(867,193)	318,545
Deferred income taxes	26,779	233,729	288	—	260,796
Other liabilities	28,334	15,817	—	—	44,151
Total shareholders’ equity	2,373,306	2,121,028	2,601	(3,331,401)	1,165,534

Total Liabilities and Shareholders’ Equity	$3,351,037	$2,802,570	$6,954	$(4,168,618)	$1,991,943

	Condensed Consolidating Statement of Operations
	For The Three Months Ended February 28, 2009
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Total revenues	$410	$213,722	$—	$(48,013)	$166,119
Total expenses	8,103	156,034	—	(48,013)	116,124
Operating (loss) income	(7,693)	57,688	—	—	49,995
Interest and other income (expense) , net	7,256	(2,872)	171	(11,829)	(7,274)
(Loss) income from continuing operations	(10,734)	47,580	171	(11,829)	25,188
Net (loss) income	(10,734)	47,538	171	(11,829)	25,146

	Condensed Consolidating Statement of Operations
	For The Three Months Ended February 28, 2010
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Total revenues	$688	$193,247	$61	$(41,970)	$152,026
Total expenses	7,813	146,162	269	(41,970)	112,274
Operating (loss) income	(7,125)	47,085	(208)	—	39,752
Interest and other expense , net	(3,141)	(1,045)	(26)	(2,414)	(6,626)
(Loss) income from continuing operations	(10,819)	38,954	(234)	(2,414)	25,487
Net (loss) income	(10,819)	38,907	(234)	(2,414)	25,440

	Condensed Consolidating Statement of Cash Flows
	For The Three Months Ended February 28, 2009
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(24,907)	$60,791	$(273)	$(10,213)	$25,398
Net cash provided by (used in) investing activities	23,798	(37,421)	273	10,213	(3,137)
Net cash used in financing activities	—	(170)	—	—	(170)

	Condensed Consolidating Statement of Cash Flows
	For The Three Months Ended February 28, 2010
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(35,884)	$43,454	$725	$4,084	$12,379
Net cash provided by (used in) investing activities	32,902	(61,781)	9	(4,084)	(32,954)
Net cash used in financing activities	(5,279)	(255)	—	—	(5,534)

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
General
The general nature of our business is a motorsports-themed amusement enterprise, furnishing amusement to the public in the form of motorsports-themed entertainment. We derive revenues primarily from (i) admissions to motorsports events and motorsports-themed amusement activities held at our facilities, (ii) revenue generated in conjunction with or as a result of motorsports events and motorsports-themed amusement activities conducted at our facilities, and (iii) catering, concession and merchandising services during or as a result of these events and amusement activities.
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
“Food, beverage and merchandise” revenue includes revenues from concession stands, direct sales of souvenirs, hospitality catering, programs and other merchandise and fees paid by third-party vendors for the right to occupy space to sell souvenirs and concessions at our motorsports entertainment facilities.
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
We apply the equity method of accounting for our investments in joint ventures and other investees whenever we can exert significant influence on the investee but do not have effective control over the investee. Our consolidated net income includes our share of the net earnings or losses from these investees. Our judgment regarding the level of influence over each equity method investee includes considering factors such as our ownership interest, board representation and policy making decisions. We periodically evaluate these equity investments for potential impairment where a decline in value is determined to be other than temporary. We ordinarily discontinue applying the equity method should our investment(s) (and net advances) is(are) reduced to zero and would not provide for additional losses unless we have guaranteed obligations of the investee or are otherwise committed to provide further financial support for the investee. We eliminate all significant intercompany transactions from financial results.
Revenue Recognition. Advance ticket sales and event-related revenues for future events are deferred until earned, which is generally once the events are conducted. The recognition of event-related expenses is matched with the recognition of event-related revenues.
NASCAR contracts directly with certain network providers for television rights to the entire NASCAR Sprint Cup, Nationwide and Camping World Truck series schedules. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR Sprint Cup, Nationwide and Camping World Truck series event. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Sprint Cup, Nationwide and Camping World Truck series event as a component of its sanction fees. The promoter records 90.0 percent of the gross broadcast rights fees as revenue and then records 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors. Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event.

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
Business Combinations. All business combinations are accounted for under the acquisition method. Whether net assets or common stock is acquired, fair values are determined and assigned to the purchased assets and assumed liabilities of the acquired entity. The excess of the cost of the acquisition over fair value of the net assets acquired (including recognized intangibles) is recorded as goodwill. Business combinations involving existing motorsports entertainment facilities commonly result in a significant portion of the purchase price being allocated to the fair value of the contract-based intangible asset associated with long-term relationships manifest in the sanction agreements with sanctioning bodies, such as NASCAR, Grand American and/or Indy Racing League (“IRL”). The continuity of sanction agreements with these bodies has historically enabled the facility operator to host motorsports events year after year. While individual sanction agreements may be of terms as short as one year, a significant portion of the purchase price in excess of the fair value of acquired tangible assets is commonly paid to acquire anticipated future cash flows from events promoted pursuant to these agreements which are expected to continue for the foreseeable future and therefore, in accordance with Accounting Standards Codification (“ASC”) 805-50, “Business Combinations,” are recorded as indefinite-lived intangible assets recognized apart from goodwill.
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
Interest costs associated with major development and construction projects are capitalized as part of the cost of the project. Interest is typically capitalized on amounts expended using the weighted-average cost of our outstanding borrowings, since we typically do not borrow funds directly related to a development or construction project. We capitalize interest on a project when development or construction activities begin, and cease when such activities are substantially complete or are suspended for more than a brief period.
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
In the ordinary course of business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Accruals for uncertain tax positions are provided for in accordance with the requirements of ASC 740, “Income Taxes.” Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50.0 percent likelihood of being realized upon the ultimate settlement. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals. Such differences could have a material impact on the income tax provision and operating results in the period in which such determination is made.
Derivative Instruments. From time to time, we utilize derivative instruments in the form of interest rate swaps and locks to assist in managing our interest rate risk. We do not enter into any interest rate swap or lock derivative instruments for trading purposes. We account for the interest rate swaps and locks in accordance with ASC 815 “Derivatives and Hedging.”
Contingent Liabilities. Our determination of the treatment of contingent liabilities in the financial statements is based on our view of the expected outcome of the applicable contingency. In the ordinary course of business, we consult with legal counsel on matters related to litigation and other experts both within and outside our Company. We accrue a liability if the likelihood of an adverse outcome is probable and the amount of loss is reasonably estimable. We disclose the matter but do not accrue a liability if either the likelihood of an adverse outcome is only reasonably possible or an estimate of loss is not determinable. Legal and other costs incurred in conjunction with loss contingencies are expensed as incurred.
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
Equity and Other Investments
Hollywood Casino at Kansas Speedway
Our wholly-owned subsidiary Kansas Speedway Development Corporation (“KSDC”) is a partner in a 50/50 joint venture with Penn National Gaming (“Penn”), and conducts business as Kansas Entertainment, LLC (“Kansas Entertainment”). To pursue this project, Kansas Entertainment submitted a joint proposal to the Unified Government for the development of a casino, hotel and retail and entertainment project in Wyandotte County, on property adjacent to Kansas Speedway. The Unified Government has approved rezoning of approximately 101 acres at Kansas Speedway to allow development of the proposed project. The Kansas Lottery Commission will act as the state’s casino owner.
We have accounted for Kansas Entertainment as an equity investment in our financial statements as of February 28, 2010. Our 50.0 percent portion of Kansas Entertainment’s net loss is approximately $1.1 million, related to certain start up costs, and is included in equity in net loss from equity investments in our consolidated statements of operations for the period ended February 28, 2010. There were no operations included in our consolidated statements of operations in the same period in fiscal 2009.
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

Since inception of the Stock Purchase Plans through February 28, 2010, we have purchased 5,099,797 shares of our Class A common shares, for a total of approximately $218.0 million. Included in these totals are the purchases of 185,070 shares of our Class A common shares during the three months ended February 28, 2010, at an average cost of approximately $28.53 per share (including commissions), for a total of approximately $5.3 million. At February 28, 2010, we have approximately $32.0 million remaining repurchase authority under the current Stock Purchase Plans.
Income Taxes
Effective May 28, 2009, we entered into a definitive settlement agreement (the “Settlement”) with the Internal Revenue Service (the “Service”). The Settlement concludes an examination process the Service opened in fiscal 2002 that challenged the tax depreciation treatment of a significant portion of our motorsports entertainment facility assets. We believe the Settlement reached an appropriate compromise on this issue. As a result of the Settlement, we are currently pursuing settlements on similar terms with the appropriate state tax authorities. Based on settlements and ongoing discussions with certain states during the three months ended February 28, 2010, we de-recognized potential interest and penalties totaling approximately $5.4 million or $0.11 per diluted share. This de-recognition of interest and penalties was recognized in the income tax expense in our consolidated statement of operations. Under these terms, we expect to pay between $1.5 million and $2.5 million in total to finalize the remaining settlements with various states. We believe that we have provided adequate reserves related to these various state matters including interest charges through February 28, 2010, and, as a result, do not expect that such an outcome would have a material adverse effect on results of operations.
Effective Income Tax Rates
The tax treatment of providing a valuation allowance related to losses incurred in equity investments is the principal cause of the increased effective income tax rate during the three months ended February 28, 2009. The de-recognition of potential interest and penalties associated with the aforementioned state settlements is the principal cause of the reduced effective income tax rate during the three months ended February 28, 2010.
As a result of the above items, our effective income tax rate increased from the statutory income rate to approximately 41.0 percent for the three months ended February 28, 2009 and decreased from the statutory income rate to approximately 23.1 percent for the three months ended February 28, 2010.
Future Trends in Operating Results
Economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates, may impact our ability to sell tickets to our events and to secure revenues from corporate marketing partnerships. We believe that adverse economic trends, particularly credit availability, the rise in unemployment, the decline in consumer confidence, significantly contributed to the decrease in attendance for certain of our motorsports entertainment events during fiscal 2009. We have seen certain of these trends persist in 2010 and expect they will continue to adversely impact our business, which negatively impacts our attendance-related as well as corporate partner revenues.
Admissions
An important component of our operating strategy has been our long-standing practice of focusing closely on supply and demand when evaluating ticket pricing and adjusting capacity at our facilities. By effectively managing ticket prices and seating capacity, we can stimulate ticket renewals and advance sales. Advance ticket sales result in earlier cash flow and reduce the potential negative impact of actual and forecasted inclement weather on ticket sales. With any ticketing program, we first examine our pricing structure to ensure that prices are in line with market demand. When determined necessary, we will reduce pricing on inventory.
While we have not had a sell-out at any of our events since February 2008, we have had capacity crowds at certain events since then. We have also experienced a compressed sales cycle with our customers making their ticket purchasing decisions closer to the event date. To address this and to be sensitive to the economic challenges that many of our fans face, in 2009, we lowered prices on over 150,000 seats, or 15.0 percent of our grandstand capacity for NASCAR Sprint Cup events across the Company. For our 2010 events, we are expanding our reduced pricing to approximately 500,000 seats throughout our facilities as well as unbundling a substantial number of tickets to better respond to consumer demand. In addition to pricing, we are providing our customers that renew early various incentives as well as special access privileges. We have also created ticket packages that provide added value opportunities, making it more affordable for our fans to attend live events. As we want to develop the next generation motorsports fan, we have expanded our youth initiative to encourage families to attend.
We believe, based on our research and analysis, our pricing levels and initiatives are on target with demand while not damaging the long-term value of our business. It is important that we maintain the integrity of our pricing model by rewarding our best and loyal customers. We do not adjust pricing inside of the sales cycle and avoid rewarding last-minute ticket buyers by discounting tickets. Further, we limit and monitor the availability of promotional tickets. All of these factors could have a detrimental effect on our pricing model and long-term value of our business. We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth than to capture short-term incremental revenue.
Corporate Partnerships
With regard to corporate marketing partner relationships, we believe that our presence in key markets, impressive portfolio of events and attractive fan demographics are beneficial and help to mitigate adverse economic trends as we continue to pursue renewal and expansion of existing marketing partnerships and establish new corporate relationships.
Due to the current economic conditions which began to deteriorate in the latter part of fiscal 2008, and extended throughout fiscal 2009, we experienced a slowdown in corporate spending. In addition, the process of securing sponsorship deals has become more time consuming as corporations are more closely scrutinizing their marketing budgets. While we expect these trends to continue throughout 2010, we are seeing encouraging signs of interest from corporate partners. We have recently signed new deals with Hickory Foods (Bubba Burgers), Showtime Networks Inc. and United States Census Bureau. On a renewal standpoint, we have secured deals with CARFAX, FedEX, Kellogg North America and National Guard.
We continue to believe that revenues from our corporate marketing relationships will grow over the long term, contributing to strong earnings and cash flow stability and predictability.
Television Broadcast and Ancillary Media Rights
Domestic broadcast and ancillary media rights fees revenues are an important component of our revenue and earnings stream. Starting in 2007, NASCAR entered into new combined eight-year agreements with FOX, ABC/ESPN, TNT and SPEED for the domestic broadcast and related rights for its three national touring series — Sprint Cup, Nationwide and Camping World Truck. The agreements total approximately $4.5 billion over the eight-year period from 2007 through 2014. This results in an approximate $560.0 million gross average annual rights fee for the industry, a more than 40.0 percent increase over the previous contract average of $400.0 million annually. The industry rights fees will be approximately $545.0 million for 2010, and will increase, on average, by approximately three percent per year through the 2014 season. The annual increase is expected to vary between two and four percent per year over the period.
FOX and TNT have been strong supporters of NASCAR racing since 2001, and both have played a major role in the sports’ climb in popularity. We have and expect to continue to see ongoing broadcast innovation in their coverage of NASCAR racing events. Also notable was the return of ESPN to the sport in 2007, which it helped build throughout the 1980s and 1990s. ESPN’s coverage and weekly ancillary NASCAR-related programming continues to promote the sport across various properties. Further, ESPN broadcasts substantially all of the NASCAR Nationwide Series, providing that growing series with the continuity and promotional support that will allow it to flourish. We are optimistic with ABC’s recent decision to broadcast the majority of its NASCAR Sprint Cup series events on its cable channel, ESPN. ESPN, with a subscriber base at approximately 100 million, has the proven ability to attract younger viewers as well as create more exposure. Also, cable broadcasters can support a higher investment through subscriber fees not available to traditional networks, which is a potential benefit for when NASCAR negotiates the next consolidated domestic broadcast and ancillary media rights contract.
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
These long-term contracts give significant cash flow visibility to us, race teams and NASCAR over the contract period. Television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events conducted at our wholly-owned facilities under these agreements, and recorded as part of motorsports related revenue, were approximately $64.3 million and $65.1 million for three months ended February 28, 2009 and 2010, respectively. Operating income generated by these media rights were approximately $47.1 million and $47.6 million for the three months ended February 28, 2009 and 2010, respectively.
As media rights revenues fluctuate so do the variable costs tied to the percentage of broadcast rights fees required to be paid to competitors as part of NASCAR Sprint Cup, Nationwide and Camping World Truck series sanction agreements. NASCAR prize and point fund monies, as well as sanction fees (“NASCAR direct expenses”), are outlined in the sanction agreement for each event and are negotiated in advance of an event. As previously discussed, included in these NASCAR direct expenses are 25.0 percent of the gross domestic television broadcast rights fees allocated to our NASCAR Sprint Cup, Nationwide and Camping World Truck series events, as part of prize and point fund money. These annually negotiated contractual amounts paid to NASCAR contribute to the support and growth of the sport of NASCAR stock car racing through payments to the teams and sanction fees paid to NASCAR. As such, we do not expect these costs to materially decrease in the future as a percentage of admissions and motorsports related income. We anticipate any operating margin improvement to come primarily from economies of scale and controlling costs in areas such as motorsports related and general and administrative expenses.
Sanctioning Bodies
Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction events at our facilities, particularly with NASCAR, whose sanctioned events at our wholly-owned facilities accounted for approximately 89.7 percent of our revenues in fiscal 2009. NASCAR continues to entertain and discuss proposals from track operators regarding potential realignment of NASCAR Sprint Cup Series dates to more geographically diverse and potentially more desirable markets where there may be greater demand, resulting in an opportunity for increased revenues to the track operators. NASCAR has previously approved realignments of certain NASCAR Sprint Cup and other events at our facilities. We believe that the realignments have provided, and will continue to provide, incremental net positive revenue and earnings as well as further enhance the sport’s exposure in highly desirable markets, which we believe benefits the sport’s fans, teams, sponsors and television broadcast partners as well as promoters. We currently expect to petition NASCAR to realign a Sprint Cup and certain other support events to Kansas Speedway for the 2011 racing season.
Capital Improvements
Since we compete with newer entertainment venues for patrons and sponsors, we will continue to evaluate opportunities to enhance our facilities, thereby producing additional revenue opportunities and improving the event experience for our guests. Major examples of these efforts include:
     Fiscal 2008
•	We installed track lighting at Chicagoland as well as improved certain electrical infrastructure in certain camping areas. In addition to enhancing the guest experience, we now have the flexibility to run events later in the day in the event of inclement weather;

•	We repaved Darlington Raceway (“Darlington”) and constructed a tunnel in Turn 3 that provides improved access for fans and allows emergency vehicles to easily enter and exit the infield area of the track. These collective projects mark the largest one-time investment in the 50-year history of the storied South Carolina facility;

•	We enhanced seating at Michigan International Speedway (“Michigan”) to provide wider seats, seatbacks and more leg room for fans. We also added incremental camping capacity and new shower/restroom facilities for our on-site overnight guests, as well as installed a state-of-the-art 110-foot, three-sided LED scoreboard for fans to more easily follow the on-track competition. Finally, we added additional branded way-finding signage to help pedestrians, motorists and campers find their way in, out and around the 1,400-acre racetrack property; and

•	We constructed new media centers at Watkins Glen International (“Watkins Glen”) and Homestead, which we believe increased appeal to media content providers, sports journalists, racing team owners and drivers and others involved in the motorsports industry.
     Fiscal 2009
•	We constructed a new media center at Michigan as part of the terrace suite redevelopment project which we believe has increased appeal to media content providers, sports journalists, racing team owners and drivers and others involved in the motorsports industry;

•	To further enhance our guest experience, we reconfigured tram and pedestrian routes at Richmond; built a new tram stop at Daytona; and, replaced the seats in the lower grandstands at Talladega; and

•	We have constructed a new leader board at Homestead, which is the prototype for future tracks.
     Fiscal 2010
•	To further enhance our guest experience, we are making further grandstand enhancements at Michigan and Talladega to provide wider seats, seatbacks and more leg room for fans.
In addition, for fiscal 2010 we anticipate capital spending on a variety of other projects.
Growth Strategies
Our growth strategies also include exploring ways to grow our businesses through acquisitions, developments and joint ventures. This has most recently been demonstrated through the acquisitions of the additional interests in Raceway Associates, owner and operator of Chicagoland and Route 66, and our planned real estate development joint ventures (see “Hollywood Casino at Kansas Speedway” and “Daytona Development Project”).
Current Litigation
From time to time, we are a party to routine litigation incidental to our business. We do not believe that the resolution of any or all of such litigation will have a material adverse effect on our financial condition or results of operations.
In addition to such routine litigation incident to our business, we are a party to the litigation described below.
In July 2005, Kentucky Speedway, LLC filed a civil action in the Eastern District of Kentucky against NASCAR and us which alleged that “NASCAR and ISC have acted, and continue to act, individually and in combination and collusion with each other and other companies that control motorsports entertainment facilities hosting NASCAR NEXTEL Cup Series, to illegally restrict the award of ... NASCAR NEXTEL Cup Series [races].” The complaint was amended in 2007 to seek, in addition to damages, an injunction requiring NASCAR to “develop objective factors for the award of NEXTEL Cup races,” “divestiture of ISC and NASCAR so that the France Family and anyone else does not share ownership of both companies or serve as officers or directors of both companies,” “ISC’s divestiture of at least eight of its 12 racetracks that currently operate a NEXTEL Cup race” and prohibiting further alleged violations of the antitrust laws. The complaint did not ask the court to cause NASCAR to award a NEXTEL Cup race to the Kentucky Speedway. Other than some vaguely conclusory allegations, the complaint failed to specify any specific unlawful conduct by us. Pre-trial “discovery” in the case was concluded and based upon all of the factual and expert evidentiary materials adduced we were more firmly convinced than ever that the case was without legal or factual merit.
On January 7, 2008, our position was vindicated when the Federal District Court Judge hearing the case ruled in favor of ISC and NASCAR and entered a judgment which stated that all claims of the plaintiff, Kentucky Speedway, LLC, were thereby dismissed, with prejudice, at the cost of the plaintiff. The Opinion and Order of the court entered on the same day concluded that Kentucky Speedway had failed to make out its case.
On January 11, 2008, Kentucky Speedway filed a Notice of Appeal to the United States Court of Appeal for the Sixth Circuit. In a written opinion dated December 11, 2009, the Sixth Circuit Court of Appeals agreed with the District Court that Kentucky Speedway had failed to make out its case and affirmed the judgment of the District Court in favor of us and NASCAR. On December 28, 2009, Kentucky Speedway filed a petition for rehearing with the Sixth Circuit Court of Appeals wherein Kentucky Speedway requested the Sixth Circuit to reconsider its ruling in favor of us and NASCAR. On February 18, 2010, this petition for rehearing was denied. Kentucky Speedway has 90 days from the date of that denial to petition the United States Supreme Court for a writ of certiorari.
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
Because of the seasonal concentration of racing events, the results of operations for the three month periods ended February 28, 2009 and 2010 are not indicative of the results to be expected for the year.
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
The adjustments for 2009 relate to a charge for Motorsports Authentics — equity in net loss from equity investment, accelerated depreciation for certain office and related buildings in Daytona Beach property and the net book value of certain assets retired from service.
The adjustments for 2010 relate to the Hollywood Casino at Kansas Speedway — equity in net loss from equity investment, de-recognition of interest and penalties related to the previously discussed state tax settlements, amortization of interest rate swap, and impairments of certain other long-lived assets.

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

	Three Months Ended
	February 28,	February 28,
	2009	2010
	(Unaudited)
Net income	$25,146	$25,440
Loss from discontinued operations, net of tax	42	47

Income from continuing operations	25,188	25,487
Equity in net loss from equity investments, net of tax	1,639	642

Consolidated income from continuing operations excluding equity in net loss from equity investments	26,827	26,129
Adjustments, net of tax:
Additional depreciation	309	—
Impairment of long-lived assets	33	134
State tax settlements	—	(5,419)
Amortization of interest rate swap	—	762

Non-GAAP net income	$27,169	$21,606

Per share data:
Diluted earnings per share	$0.52	$0.53
Loss from discontinued operations, net of tax	0.00	0.00

Income from continuing operations	0.52	0.53
Equity in net loss from equity investments, net of tax	0.03	0.01

Consolidated income from continuing operations excluding equity in net loss from equity investments	0.55	0.54
Adjustments, net of tax:
Additional depreciation	0.01	—
Impairment of long-lived assets	0.00	0.00
State tax settlements	—	(0.11)
Amortization of interest rate swap	—	0.02

Non-GAAP diluted earnings per share	$0.56	$0.45

Comparison of the Results for the Three Months Ended February 28, 2010 to the Results for the Three Months Ended February 28, 2009.
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended
	February 28,	February 28,
	2009	2010
	(Unaudited)
Revenues:
Admissions, net	28.8%	25.3%
Motorsports related	61.7	64.8
Food, beverage and merchandise	8.1	8.2
Other	1.4	1.7

Total revenues	100.0	100.0
Expenses:
Direct:
Prize and point fund monies and NASCAR sanction fees	20.6	21.6
Motorsports related	17.5	18.3
Food, beverage and merchandise	5.7	5.6
General and administrative	15.0	16.2
Depreciation and amortization	11.1	12.1
Impairment on long-lived assets	0.0	0.1

Total expenses	69.9	73.9

Operating income	30.1	26.1
Interest income	0.3	0.0
Interest expense	(3.8)	(3.7)
Equity in net loss from equity investments	(1.0)	(0.7)
Other income	0.1	0.0

Income from continuing operations before income taxes	25.7	21.7
Income taxes	10.6	5.0

Income from continuing operations	15.1	16.7
Loss from discontinued operations	0.0	0.0

Net income	15.1%	16.7%

Comparability of results for the three months ended February 28, 2010 to the three months ended February 28, 2009 was impacted by the following:
•	Economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates, impact our ability to sell tickets to our events and to secure revenues from corporate marketing partnerships. We believe that unprecedented adverse economic trends, particularly the decline in consumer confidence and the rise in unemployment contributed to the decrease in attendance related as well as corporate partner revenues for certain of our motorsports entertainment events during the three months ended February 28, 2010;

•	A NASCAR Camping World Truck series event held at Auto Club Speedway in the first quarter of fiscal 2009 was not held in the first quarter of fiscal 2010;

•	During the first quarter of fiscal 2010, we amortized approximately $1.3 million related to an interest rate swap for which there was no comparable amortization in the same period in the prior year (see “Future Liquidity”). This amortization was recorded in interest expense in the consolidated statement of operations; and

•	As a result of the previously discussed favorable settlements and on-going discussions with certain states, we de-recognized potential interest and penalties totaling approximately $5.4 million or $0.11 per diluted share. This de-recognition of interest and penalties was recognized in the income tax expense in our consolidated statement of operations.
Admissions revenue decreased approximately $9.3 million, or 19.4 percent, during the three months ended February 28, 2010, as compared to the same period of the prior year. The decrease for the three month period is substantially attributable to decreased attendance for certain events conducted during Speedweeks at Daytona and, to a lesser extent, events conducted at Auto Club Speedway in fiscal 2010. Also contributing to the change was the decrease in the weighted average ticket price for certain events due to the aforementioned expansion of our reduced pricing initiative.
Motorsports related revenue decreased approximately $4.0 million, or 3.9 percent, during the three months ended February 28, 2010, as compared to the same period of the prior year. The decrease for the three month period is substantially attributable to the decreases in sponsorship, suite and hospitality revenues for certain events and, to a lesser extent, the aforementioned Camping World Truck series event not being held at Auto Club Speedway in fiscal 2010. Partially offsetting these decreases was an increase in television broadcast and ancillary rights.
Food, beverage and merchandise revenue decreased approximately $1.0 million, or 7.5 percent, during the three months ended February 28, 2010, as compared to the same period of the prior year. The decrease for the three month period is substantially attributable to the previously discussed lowered attendance.
Prize and point fund monies and NASCAR sanction fees decreased approximately $1.3 million, or 3.7 percent, during the three months ended February 28, 2010, as compared to the same period of the prior year. The decrease is primarily attributable to the aforementioned Camping World Truck series event at Auto Club Speedway not being held in fiscal 2010 and to a reduction in overall prize and point fees paid for the events held in the period as compared to the same period in prior year. Partially offsetting the decrease is the increase in television broadcast rights fees for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events during the period as standard NASCAR sanctioning agreements require a specific percentage of television broadcast rights fees to be paid to competitors.
Motorsports related expenses decreased by approximately $1.4 million, or 4.7 percent, during the three months ended February 28, 2010, as compared to the same period of the prior year. The decrease for the three month period is primarily attributable to reduced promotional, advertising and other race related expenses during the period as a result of focused cost containment. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue increased to 20.2 percent for the three months ended February 28, 2010, as compared to 19.4 percent for the same period in the prior year. The margin decrease is primarily due to the previously discussed lower admissions and motorsports related revenue during the three month period.
Food, beverage and merchandise expense decreased approximately $1.0 million, or 10.4 percent, during the three months ended February 28, 2010, as compared to the same period of the prior year. The decrease for the three month period is primarily attributable to variable costs associated with the lower sales of merchandise, catering and concessions. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue decreased to approximately 68.5 percent for the three months ended February 28, 2010, as compared to 70.7 percent for the same period in the prior year. Focused cost containment resulting in the reduction of fixed costs contributed to the increase in margin.
General and administrative expenses decreased approximately $0.4 million, or 1.4 percent, during the three months ended February 28, 2010, as compared to the same period of the prior year. Decreases in professional fees, personnel related and various other costs driven by ongoing cost containment initiatives contributed to the decrease. General and administrative expenses as a percentage of total revenues increased to approximately 16.1 percent for the three months ended February 28, 2010, as compared to 15.0 percent for the same period in the prior year. The decreased margin during the three month period is primarily due to the previously discussed decrease in revenues.
Depreciation and amortization expense during the three months ended February 28, 2010 was comparable to that of the same period of the prior year.
Interest income decreased by approximately $0.4 million during the three months ended February 28, 2010, as compared to the same period of the prior year. The decrease was attributable to lower interest rates on lower cash balances as compared to the same period in the prior year.
Interest expense decreased by approximately $0.7 million during the three months ended February 28, 2010, as compared to the same period of the prior year. The decrease is primarily due to the funding of the $150 million principal 4.2% Senior Notes maturity in April 2009 and the lower outstanding balance on our credit facility as compared to the same period in the prior year. Partially offsetting the decrease is the amortization of the aforementioned interest rate swap as well as interest on the construction loan for our new headquarters building.
Equity in net loss from equity investments represents our 50.0 percent equity investments in Motorsports Authentics and Hollywood Casino at Kansas Speedway during the three months ended February 28, 2009 and 2010, respectively (see “Equity and Other Investments”).
Our effective income tax rate decreased to approximately 23.1 percent for the three months ended February 28, 2010, as compared to 41.0 percent for the same respective period of the prior year (see “Income Taxes”).
The operations of Nazareth are presented as discontinued operations, net of tax, for all periods presented in accordance with ASC 360.

As a result of the foregoing, net income decreased from approximately $0.3 million, or $0.01 per diluted share, to approximately $25.4 million, or $0.53 per diluted share, during the three months ended February 28, 2010, as compared to the same period of the prior year.
Liquidity and Capital Resources
General
We have historically generated sufficient cash flow from operations to fund our working capital needs and capital expenditure at existing facilities, payments of an annual cash dividend, and more recently, to repurchase our shares under our Stock Purchase Plan. In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance of long-term debt, borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects. At February 28, 2010, we had cash, cash equivalents and short-term investments totaling approximately $132.5 million; $150.0 million principal amount of senior notes outstanding; $75.0 million in borrowings on our $300.0 million revolving credit facility (“2006 Credit Facility”); a debt service funding commitment of approximately $64.7 million principal amount related to the taxable special obligation revenue (“TIF”) bonds issued by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”); $51.2 million principal term loan related to our headquarters office building; and $6.0 million principal amount of other third party debt. At February 28, 2010, we had a working capital surplus of $77.0 million, primarily as a result of the borrowings on our $300.0 million 2006 Credit Facility. At November 30, 2009, we had a working capital of $104.0 million, primarily driven by the $112.0 million recovery of funds previously on deposit with the Service.
Our liquidity is primarily generated from our ongoing motorsports operations, and we expect our strong operating cash flow to continue in the future. In addition, as of February 28, 2010, we have approximately $221.1 million available to draw upon under our 2006 Credit Facility, if needed. Further, we repaid an additional $25.0 million of the 2006 Credit Facility balance on April 6, 2010, increasing availability to approximately $246.1 million. See “Future Liquidity” for additional disclosures relating to our 2006 Credit Facility and certain risks that may affect our near term operating results and liquidity.
As it relates to capital allocation, our top priority is fan and competitor safety as well as regulatory compliance. In addition, we remain focused on driving incremental earnings by improving the fan experience to increase ticket sales.
Beyond that, we are also making strategic investments in external projects that complement our core business and provide value for our shareholders. Those options include ancillary real estate development; acquisitions; new market development; and share repurchases.
During the three months ended February 28, 2010, our significant cash flows items include the following:
•	net cash provided by operating activities totaling approximately $12.4 million;

•	capital expenditures totaling approximately $23.9 million; and

•	contributions to equity investments, totaling approximately $14.1 million.
Capital Expenditures
For the three months ended February 28, 2010, we spent $23.9 million on capital expenditures, compared to approximately $20.0 million for the three months ended February 28, 2009, which includes $10.4 million for projects at our existing facilities, related to construction of grandstand seating enhancements at Michigan and Talladega; grandstand seating enhancements and new vehicle parking areas at Daytona; the purchase of land in Daytona; and a variety of other improvements and renovations. For the remaining $13.5 million of spending, approximately $5.5 million related to construction of our headquarters building which is funded from long-term restricted cash and investments provided by the headquarters financing. The remaining balance is associated with additional capitalized spending for the Staten Island property and land purchases.
At February 28, 2010, we have approximately $46.5 million in capital projects currently approved for our existing facilities. These projects include grandstand seating enhancements and infield improvements at Michigan; parking improvements at Daytona; grandstand seating enhancements at Talladega; track enhancements at Watkins Glen; improvements at various facilities for expansion of parking, camping capacity and other uses; and a variety of other improvements and renovations to our facilities that enable us to effectively compete with other sports venues for consumer and corporate spending.
As a result of these currently approved projects and anticipated additional approvals in fiscal 2010, we expect our total fiscal 2010 capital expenditures at our existing facilities will be approximately $60.0 million to $80.0 million, depending on the timing of certain projects.
We review the capital expenditure program periodically and modify it as required to meet current business needs.

Future Liquidity
General
As discussed in “Future Trends in Operating Results,” economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates, may impact our ability to sell tickets to our events and to secure revenues from corporate marketing partnerships. We believe that adverse economic trends, particularly the decline in consumer confidence and the rise in unemployment, significantly contributed to the decrease in attendance for certain of our motorsports entertainment events during fiscal 2009. We currently expect substantially all of these trends to continue throughout fiscal 2010. This could negatively impact year-over-year comparability for most all of our revenue categories for the full year, with the exception of domestic broadcast and ancillary media rights fees.
Our cash flow from operations consists primarily of ticket, hospitality, merchandise, catering and concession sales and contracted revenues arising from television broadcast rights and marketing partnerships. Despite current economic conditions, we believe that cash flows from operations, along with existing cash, cash equivalents, short-term investments and available borrowings under our 2006 Credit Facility, will be sufficient to fund:
•	operations and approved capital projects at existing facilities for the foreseeable future;

•	payments required in connection with the funding of the Unified Government’s debt service requirements related to the TIF bonds;

•	payments related to our existing debt service commitments;

•	any potential payments associated with our keepwell agreements;

•	payments for share repurchases under our Stock Purchase Plans; and

•	the fees and expenses incurred in connection with the current legal proceeding discussed in Part II “Legal Proceedings.”
We remain interested in pursuing further development and/or acquisition opportunities, in addition to the Hollywood Casino at Kansas Speedway and the Daytona Development Project, the timing, size and success, as well as associated potential capital commitments, of which are unknown at this time. Accordingly, a material acceleration of our growth strategy could require us to obtain additional capital through debt and/or equity financings. Although there can be no assurance, over the longer term we believe that adequate debt and equity financing will be available on satisfactory terms.
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
Long-Term Obligations and Commitments
On April 23, 2004, we completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, we completed an offer to exchange the senior notes for registered senior notes with substantially identical terms (“2004 Senior Notes”). At February 28, 2010, outstanding 2004 Senior Notes totaled approximately $150.0 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 5.4 percent and are due April 2014.
The 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Our wholly-owned domestic subsidiaries are guarantors of the 2004 Senior Notes.
In June 2008 we entered into an interest rate swap agreement to effectively lock in a substantial portion of the interest rate exposure on approximately $150.0 million notional amount in anticipation of refinancing the $150.0 million 4.2 percent Senior Notes that matured in April 2009. This interest rate swap was designated and qualified as a cash flow hedge under ASC 815, “Accounting for Derivatives and Hedging.” As a result of the uncertainty with the U.S. credit markets in February 2009, we amended and redesignated our interest rate swap agreement as a cash flow hedge. This amended agreement, with a principal notional amount of $150.0 million and an estimated fair value of a liability totaling $20.1 million at February 28, 2010, expires in February 2011. The estimated fair value is based on relevant market information and quoted market prices at February 28, 2010 and is recognized in other comprehensive loss in the consolidated financial statements. As part of the re-designation, the fair value of the interest rate swap arrangement totaling approximately $23.2 million was frozen in other comprehensive income. For the three months ended

February 28, 2010, we amortized approximately $1.3 million of this balance which is reflected in interest expense in the consolidated statement of operations. During fiscal 2010, we expect to amortize up to approximately $4.7 million of this balance in interest expense in the consolidated statement of operations.
Our wholly-owned subsidiary, Raceway Associates, which owns and operates Chicagoland Speedway and Route 66 Raceway, has the following debt outstanding at February 28, 2010:
•	A bank term loan (“5.8 percent Bank Loan”) consisting of a construction and mortgage note with an original 20 year term due June 2018, a current interest rate of 5.8 percent and a monthly payment of $48,000 principal and interest. The interest rate and monthly payments will be adjusted on June 1, 2013. At February 28, 2010, outstanding principal on the 5.8 percent Bank Loan was approximately $2.0 million.

•	Revenue bonds payable (“4.8 percent Revenue Bonds”) consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.8 percent Revenue Bonds have an interest rate of 4.8 percent and a monthly payment of $29,000 principal and interest. At February 28, 2010, outstanding principal on the 4.8 percent Revenue Bonds was approximately $1.7 million.

•	Revenue bonds payable (“6.8 percent Revenue Bonds”) that are special service area revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 6.8 percent Revenue Bonds are billed and paid as a special assessment on real estate taxes. Interest payments are due on a semi-annual basis at 6.8 percent with principal payments due annually. Final maturity of the 6.8 percent Revenue Bonds is January 2012. At February 28, 2010, outstanding principal on the 6.8 percent Revenue Bonds was approximately $2.3 million.
In July 2008, a wholly-owned subsidiary of ours entered into a construction term loan agreement (“6.3 percent Term Loan”) to finance the construction of our headquarters building (the International Motorsports Center (“IMC”)). The 6.3 percent Term Loan has a 25 year term due October 2034, an interest rate of 6.3 percent, and a current monthly payment of approximately $292,000. At February 28, 2010, the outstanding principal on the 6.3 percent Term Loan was approximately $51.2 million.
In January 1999, the Unified Government issued approximately $71.3 million in TIF bonds in connection with the financing of construction of Kansas Speedway. At February 28, 2010, outstanding TIF bonds totaled approximately $64.7 million, net of the unamortized discount, which is comprised of a $15.9 million principal amount, 6.2 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by our wholly-owned subsidiary, Kansas Speedway Corporation. Principal (mandatory redemption) payments per the Funding Commitment are payable by Kansas Speedway Corporation on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. Kansas Speedway Corporation granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway’s boundaries and are not our obligation. Kansas Speedway Corporation has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At February 28, 2010, the Unified Government had approximately $2.6 million in 2002 STAR Bonds outstanding. Under a keepwell agreement, we have agreed to provide financial assistance to Kansas Speedway Corporation, if necessary, to support its guarantee of the 2002 STAR Bonds.
Our $300.0 million 2006 Credit Facility contains a feature that allows us to increase the credit facility to a total of $500.0 million, subject to certain conditions. The 2006 Credit Facility is scheduled to mature in June 2011, and accrues interest at LIBOR plus 30.0 — 80.0 basis points, based on our highest debt rating as determined by specified rating agencies. At February 28, 2010, we had approximately $75.0 million outstanding under the 2006 Credit Facility. On April 6, 2010, we made a payment of $25.0 million towards the outstanding balance of the 2006 Credit Facility.
We have guaranteed minimum royalty payments under certain agreements through December 2015, with a remaining maximum exposure at February 28, 2010, of approximately $11.4 million.
Speedway Developments
In light of NASCAR’s publicly announced position regarding additional potential realignment of the NASCAR Sprint Cup Series schedule, we believe there are still potential development opportunities for public/private partnerships in new, underserved markets across the country, which could include Denver, Colorado, the Northwest U.S. and the New York Metropolitan area.
Hollywood Casino at Kansas Speedway
On December 1, 2009, Kansas Entertainment, LLC, (“Kansas Entertainment”) a 50/50 joint venture of Penn Hollywood Kansas, Inc. (“Penn”), a subsidiary of Penn National Gaming, Inc. and Kansas Speedway Development Corporation (“KSDC”), a wholly-owned subsidiary of ISC, was selected by the Kansas Lottery Gaming Facility Review Board as the gaming facility operator in the Northeast

Zone (Wyandotte County), subject to background investigations and licensing by the Kansas Racing and Gaming Commission.
On February 12, 2010, Kansas Entertainment received the final approval under the Kansas Expanded Lottery Act along with its gaming license from the Kansas Racing and Gaming Commission. The development of the Hollywood-themed and branded entertainment destination facility is expected to begin in the second half of 2010 with a planned opening in the first quarter of 2012.
The initial phase of the project, which is planned to comprise approximately 190,000 square feet, includes a 100,000 square foot casino gaming floor with approximately 2,300 slot machines, 61 table games and 25 poker tables, a high-energy bar, and dining and entertainment options. Kansas Entertainment anticipates partially funding the first phase of the development with a minimum equity contribution of $50.0 million from each partner through mid-2010. In addition, Kansas Entertainment currently plans to pursue financing of approximately $185.0 million, including $45.0 million for gaming equipment, preferably on a project secured non-recourse basis. Penn is the managing member of Kansas Entertainment and will be responsible for the development and operation of the casino and hotel.
Daytona Development Project
Since May 2007, we have been exploring development of a mixed-use entertainment destination development on 71 acres located directly across International Speedway Boulevard from our Daytona motorsports entertainment facility.
The initial development includes the recently completed approximately 188,000 square foot office building (the IMC) which houses the new headquarters of ISC, NASCAR, Grand American and their related businesses, and additional space for other tenants. The IMC was financed in July 2008 through a $51.3 million construction term loan obtained by our wholly-owned subsidiary, which was created to own and operate the office building.
Preliminary conceptual designs for the remaining project call for a 265,000 square foot mixed-use retail/dining/entertainment area including a movie theater with up to 2,500-seats, a residential component and a 160-room hotel. Specific financing considerations for the remaining development project are dependent on several factors, including lease arrangements, availability of project financing and overall market conditions. We have relocated from our prior office building, which is expected be razed as part of our Daytona Development Project. During the first quarter in fiscal year 2009, we recognized additional depreciation on this existing office building of approximately $0.5 million. There was no depreciation recognized in the first quarter of fiscal year 2010.
While we continue to believe that a mixed-use retail/dining/entertainment area located across from our Daytona facility will be a successful project, given the current economic conditions and the uncertainty associated with the future, development of the project will depend on its economical feasibility.
Staten Island Property
In connection with our efforts to develop a major motorsports entertainment facility in the New York metropolitan area, our subsidiary, 380 Development, LLC, purchased a total of 676 acres located in the New York City borough of Staten Island in early fiscal 2005 and began improvements including fill operations on the property. In December 2006, we announced our decision to discontinue pursuit of the speedway development on Staten Island. In October 2009, we announced that we had entered into a definitive agreement with KB Marine Holdings LLC (“KB Holdings”) under which KB Holdings would acquire 100.0 percent of the outstanding equity membership interests of 380 Development for a total purchase price of $80.0 million. The purchase and sale agreement (“Agreement”) called for the transaction to close no later than February 25, 2010, subject to certain conditions, including KB Holdings securing the required equity commitments to acquire the property and performing its obligations under the Agreement. As a result of KB Holdings’ failure to perform its obligations, the closing did not occur on February 25, 2010. We are currently negotiating with KB Holdings to amend the Agreement and provide an extension of the closing date, however there can be no assurance that we will come to terms with KB Holdings on such an amendment. We have the right to terminate the Agreement and may do so in the event we are unable to come to acceptable terms with KB Holdings on an amendment. We do not anticipate a reduction in the purchase price as part of a potential amendment to the Agreement.
Inflation
We do not believe that inflation has had a material impact on our operating costs and earnings.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the three months ended February 28, 2010, there have been no material changes in our market risk exposures.
From time to time we utilize derivative investments in the form of interest rate swaps and locks to manage the fixed and floating interest rate mix of our total debt portfolio and related overall cost of borrowing. The notional amount, interest payment and maturity dates of the swaps and locks match the terms of the debt they are intended to modify. In June 2008, we entered into an interest rate swap agreement to effectively lock in a substantial portion of the interest rate exposure on approximately $150.0 million notional amount in anticipation of refinancing the $150.0 million 4.2 percent Senior Notes that matured in April 2009. This interest rate swap was designated and qualified as a cash flow hedge under ASC 815, “Derivative and Hedging.” As a result of the uncertainty with the U.S. credit markets in February 2009, we amended and re-designated our interest rate swap agreement as a cash flow hedge. This amended agreement, with a principal notional amount of $150.0 million and an estimated fair value of a liability totaling $20.1 million at February 28, 2010, expires in February 2011. The estimated fair value is based on relevant market information and quoted market prices at February 28, 2010 and changes in assumptions or market conditions could significantly affect fair value estimates.
ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES
Subsequent to February 28, 2010, and prior to the filing of this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at February 28, 2010, and during the period prior to the filing of this report.
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
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
This report and the documents incorporated by reference may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify a forward-looking statement by our use of the words “anticipate,” “estimate,” “expect,” “may,” “believe,” “objective,” “projection,” “forecast,” “goal,” and similar expressions. These forward-looking statements include our statements regarding the timing of future events, our anticipated future operations and our anticipated future financial position and cash requirements. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. We previously disclosed in response to Item 1A to Part I of our report on Form 10-K for the fiscal year ended November 30, 2009 the important factors that could cause our actual results to differ from our expectations. There have been no material changes to those risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Maximum number of
				shares (or approximate
			Total number of	dollar value of shares)
			shares purchased as	that may yet be
	Total number	Average	part of publicly	purchased under the
	of shares	price paid	announced plans or	plans or programs (in
Period	purchased	per share	programs	thousands)
December 1, 2009 – December 31, 2009 Repurchase program	99,285	$28.00	99,285	$34,500
January 1, 2010 – January 31, 2010 Repurchase program	80,000	$29.13	80,000	$32,200
February 1, 2010 - February 28, 2010 Repurchase program	5,785	$29.35	5,785	$32,000

	185,070		185,070

In December 2006, we implemented a share repurchase program (“Stock Purchase Plan”) under which we are authorized to purchase up to $150.0 million of our outstanding Class A common shares. In February 2008, we announced that our Board of Directors had authorized an incremental $100.0 million share repurchase program. Collectively these programs are described as the “Stock Purchase Plans.” The Stock Purchase Plans allows us to purchase up to $250.0 million of our outstanding Class A common shares. The timing and amount of any shares repurchased under the Stock Purchase Plans will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plans may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates.
Since inception of the Stock Purchase Plans through February 28, 2010, we have purchased 5,099,797 shares of our Class A common shares, for a total of approximately $218.0 million. Included in these totals are the purchases of 185,070 shares of our Class A common shares during the three months ended February 28, 2010, at an average cost of approximately $28.53 per share (including commissions), for a total of approximately $5.3 million. At February 28, 2010, we have approximately $32.0 million remaining repurchase authority under the current Stock Purchase Plans.
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

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)
Date: April 8, 2010	/s/ Daniel W. Houser
Daniel W. Houser, Senior Vice President,
Chief Financial Officer, Treasurer