Form 10-Q
period 2010-05-31
INTERNATIONAL SPEEDWAY CORP
filed 2010-07-08
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2010
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                     to
INTERNATIONAL SPEEDWAY CORPORATION
(Exact name of registrant as specified in its charter)

FLORIDA (State or other jurisdiction of incorporation)	O-2384 (Commission File Number)	59-0709342 (I.R.S. Employer Identification No.)

ONE DAYTONA BOULEVARD, DAYTONA BEACH, FLORIDA (Address of principal executive offices)	32114 (Zip code)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class A Common Stock	27,633,206 shares	as of May 31, 2010
Class B Common Stock	20,531,394 shares	as of May 31, 2010

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30, 2009	May 31, 2010
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$158,572	$166,634
Short-term investments	200	200
Receivables, less allowance of $1,200 in 2009 and 2010, respectively	41,934	48,462
Inventories	2,963	3,840
Income taxes receivable	4,015	—
Deferred income taxes	2,172	2,420
Prepaid expenses and other current assets	8,100	15,314

Total Current Assets	217,956	236,870
Property and Equipment, net of accumulated depreciation of $540,176 and $567,947, respectively	1,353,636	1,376,294
Other Assets:
Long-term restricted cash and investments	10,144	2,201
Equity investments	—	26,673
Intangible assets, net	178,610	178,610
Goodwill	118,791	118,791
Other	29,766	9,335

	337,311	335,610

Total Assets	$1,908,903	$1,948,774

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$3,387	$54,856
Accounts payable	18,801	22,049
Deferred income	63,999	113,184
Income taxes payable	8,668	1,140
Other current liabilities	19,062	23,384

Total Current Liabilities	113,917	214,613

Long-Term Debt	343,793	266,302
Deferred Income Taxes	247,743	262,265
Long-Term Tax Liabilities	20,917	7,263
Long-Term Deferred Income	12,775	11,663
Other Long-Term Liabilities	30,481	30,017
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 27,810,169 and 27,495,205 issued and outstanding in 2009 and 2010, respectively	278	275
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 20,579,682 and 20,531,394 issued and outstanding in 2009 and 2010, respectively	205	205
Additional paid-in capital	493,765	482,973
Retained earnings	665,274	693,270
Accumulated other comprehensive loss	(20,245)	(20,072)

Total Shareholders’ Equity	1,139,277	1,156,651

Total Liabilities and Shareholders’ Equity	$1,908,903	$1,948,774

     See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Three Months Ended
	May 31, 2009	May 31, 2010
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$43,680	$35,695
Motorsports related	92,908	91,756
Food, beverage and merchandise	13,392	11,968
Other	2,398	2,747

	152,378	142,166
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	35,390	35,201
Motorsports related	31,953	32,115
Food, beverage and merchandise	9,249	8,780
General and administrative	25,569	25,909
Depreciation and amortization	18,489	18,425
Impairment of long-lived assets	15	433

	120,665	120,863

Operating income	31,713	21,303
Interest income	230	38
Interest expense	(5,509)	(5,142)
Equity in net loss from equity investments	(57,274)	(474)
Other income	163	—

(Loss) income from continuing operations before income taxes	(30,677)	15,725
Income taxes	1,018	5,463

(Loss) income from continuing operations	(31,695)	10,262
Loss from discontinued operations, net of income tax benefits of $32 and $0, respectively	(45)	—

Net (loss) income	$(31,740)	$10,262

Basic earnings per share:
(Loss) income from continuing operations	$(0.65)	$0.21
Loss from discontinued operations	—	—

Net (loss) income	$(0.65)	$0.21

Diluted earnings per share:
(Loss) income from continuing operations	$(0.65)	$0.21
Loss from discontinued operations	—	—

Net (loss) income	$(0.65)	$0.21

Dividends per share	$0.14	$0.16

Basic weighted average shares outstanding	48,565,438	48,151,840

Diluted weighted average shares outstanding	48,565,438	48,243,168

     See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Six Months Ended
	May 31, 2009	May 31, 2010
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$91,516	$74,232
Motorsports related	195,442	190,314
Food, beverage and merchandise	26,801	24,367
Other	4,738	5,279

	318,497	294,192
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	69,532	68,076
Motorsports related	61,062	59,862
Food, beverage and merchandise	18,726	17,267
General and administrative	50,504	50,492
Depreciation and amortization	36,880	36,784
Impairment of long-lived assets	85	656

	236,789	233,137

Operating income	81,708	61,055
Interest income	694	100
Interest expense	(11,779)	(10,755)
Equity in net loss from equity investments	(58,913)	(1,549)
Other income	334	—

Income from continuing operations before income taxes	12,044	48,851
Income taxes	18,551	13,102

(Loss) income from continuing operations	(6,507)	35,749
Loss from discontinued operations, net of income tax benefits of $63 and $25, respectively	(87)	(47)

Net (loss) income	$(6,594)	$35,702

Basic earnings per share:
(Loss) income from continuing operations	$(0.13)	$0.74
Loss from discontinued operations	—	—

Net (loss) income	$(0.13)	$0.74

Diluted earnings per share:
(Loss) income from continuing operations	$(0.13)	$0.74
Loss from discontinued operations	—	—

Net (loss) income	$(0.13)	$0.74

Dividends per share	$0.14	$0.16

Basic weighted average shares outstanding	48,557,010	48,209,102

Diluted weighted average shares outstanding	48,557,010	48,312,954

     See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statement of Shareholders’ Equity

	Class A	Class B
	Common	Common			Accumulated
	Stock	Stock	Additional		Other	Total
	$.01 Par	$.01 Par	Paid-in	Retained	Comprehensive	Shareholders’
	Value	Value	Capital	Earnings	Loss	Equity
				(Unaudited)
				(In Thousands)
Balance at November 30, 2009	$278	$205	$493,765	$665,274	$(20,245)	$1,139,277
Activity 12/1/09 — 5/31/10:
Comprehensive income
Net income	—	—	—	35,702	—	35,702
Gain on currency translation	—	—	—	—	9	9
Interest rate swap amortization	—	—	—	—	2,506	2,506
Interest rate swap fair value	—	—	—	—	(2,342)	(2,342)

Total comprehensive income						35,875
Cash dividend declared ($0.16 per share)	—	—	—	(7,706)	—	(7,706)
Reacquisition of previously issued common stock	(3)	—	(11,040)	—	—	(11,043)
Income tax benefit related to stock-based compensation	—	—	(585)	—	—	(585)
Stock-based compensation	—	—	833	—	—	833

Balance at May 31, 2010	$275	$205	$482,973	$693,270	$(20,072)	$1,156,651

     See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Six Months Ended
	May 31, 2009	May 31, 2010
	(Unaudited)
	(In Thousands)
OPERATING ACTIVITIES
Net (loss) income	$(6,594)	$35,702
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	36,880	36,784
Stock-based compensation	1,187	833
Amortization of financing costs	270	291
Amortization of interest rate swap	—	2,506
Deferred income taxes	4,650	3,253
Loss from equity investments	58,913	1,549
Impairment of long-lived assets, non-cash	85	656
Other, net	(334)	4
Changes in operating assets and liabilities:
Receivables, net	(19,380)	(6,528)
Inventories, prepaid expenses and other assets	(13,445)	(9,660)
Accounts payable and other liabilities	(5,836)	(9,745)
Deferred income	48,057	48,073
Income taxes	(10,533)	(6,731)

Net cash provided by operating activities	93,920	96,987

INVESTING ACTIVITIES
Capital expenditures	(41,382)	(51,149)
Proceeds from equity investments/affiliates	12,500	—
Equity investments and advances to affiliates	(432)	(14,174)
Decrease in restricted cash	14,931	7,943
Other, net	(1,016)	—

Net cash used in investing activities	(15,399)	(57,380)

FINANCING ACTIVITIES
Payment of long-term debt	(150,859)	(26,090)
Reacquisition of previously issued common stock	(246)	(5,455)

Net cash used in financing activities	(151,105)	(31,545)

Net (decrease) increase in cash and cash equivalents	(72,584)	8,062
Cash and cash equivalents at beginning of period	218,920	158,572

Cash and cash equivalents at end of period	$146,336	$166,634

     See accompanying notes.

International Speedway Corporation
Notes to Consolidated Financial Statements
May 31, 2010
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
Because of the seasonal concentration of racing events, the results of operations for the three and six months ended May 31, 2009 and 2010 are not indicative of the results to be expected for the year.
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
Also, in accordance with ASC 810-10, the improvement of financial reporting by enterprises involved with variable interest entities was made by addressing (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in the ASC 860-10, “Transfers and Servicing,” and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This portion of ASC 810-10 is effective for financial statements issued for fiscal years beginning after November 15, 2009, with earlier adoption prohibited. The Company’s adoption of this statement in fiscal 2010 did not have an impact on its financial position and results of operations.
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
Accounting Standards Update (ASU) 2010-06, “Improving Disclosures about Fair Value Measurements”, an amendment to ASC 820, “Fair Value Measurements and Disclosures”, was issued to provide more information regarding the transfers in and out of Levels 1 and 2 inputs as well as additional disclosures about Level 3 inputs. The disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company’s adoption of these amendments in fiscal 2010 did not have an impact on its financial position and results of operations.
3. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended May 31, 2009 and 2010 (in thousands, except share and per share amounts):

	Three Months Ended		Six months ended
	May 31,	May 31,	May 31,	May 31,
	2009	2010	2009	2010
Basic and diluted:
(Loss) income from continuing operations	$(31,695)	$10,262	$(6,507)	$35,749
Loss from discontinued operations	(45)	—	(87)	(47)

Net (loss) income	$(31,740)	$10,262	$(6,594)	$35,702

Basic earnings per share denominator:
Weighted average shares outstanding	48,565,438	48,151,840	48,557,010	48,209,102

Basic earnings per share:
(Loss) income from continuing operations	$(0.65)	$0.21	$(0.13)	$0.74
Loss from discontinued operations	—	—	—	—

Net (loss) income	$(0.65)	$0.21	$(0.13)	$0.74

Diluted earnings per share denominator:
Weighted average shares outstanding	48,565,438	48,151,840	48,557,010	48,209,102
Common stock options	—	3,574	—	2,174
Contingently issuable shares	—	87,754	—	101,678

Diluted weighted average shares outstanding	48,565,438	48,243,168	48,557,010	48,312,954

Diluted earnings per share:
(Loss) income from continuing operations	$(0.65)	$0.21	$(0.13)	$0.74
Loss from discontinued operations	—	—	—	—

Net (loss) income	$(0.65)	$0.21	$(0.13)	$0.74

Anti-dilutive shares excluded in the computation of diluted earnings per share	349,187	259,827	355,868	265,708

4. Equity and Other Investments
Hollywood Casino at Kansas Speedway
On December 1, 2009, Kansas Entertainment, LLC, (“Kansas Entertainment”) a 50/50 joint venture of Penn Hollywood Kansas, Inc. (“Penn”), a subsidiary of Penn National Gaming, Inc. and Kansas Speedway Development Corporation (“KSDC”), a wholly-owned subsidiary of ISC, was selected by the Kansas Lottery Gaming Facility Review Board to develop and operate a gaming facility in the Northeast Zone (Wyandotte County, Kansas). On February 12, 2010, Kansas Entertainment received the final approval under the Kansas Expanded Lottery Act, along with its gaming license from the Kansas Racing and Gaming Commission. Construction of the Hollywood-themed and branded entertainment destination facility began in April 2010 with a planned opening in the first half of 2012.
The initial phase of this project, approved by the Kansas Lottery Commission, comprises approximately 190,000 square feet, including a 100,000 square foot casino gaming floor. The facility includes features such as a high energy bar, dining and entertainment options and a 1,500 space parking structure, as well as capacity for approximately 2,300 slot machines and 86 table games (including 25 poker tables). Prior to the commencement of vertical construction, Kansas Entertainment is working constructively with the Kansas Lottery Commission to finalize the optimum scope and mix of gaming operations and amenities. Kansas Entertainment anticipates partially funding the first phase of the development with equity contributions of approximately $60.0 million from each partner. In addition, Kansas Entertainment currently plans to pursue financing of approximately $170.0 million to $180.0 million, including gaming equipment, preferably on a project secured non-recourse basis. Penn is the managing member of Kansas Entertainment and will be responsible for the development and operation of the casino and hotel.
The Company has accounted for Kansas Entertainment as an equity investment in its financial statements as of May 31, 2010. The Company’s 50.0 percent portion of Kansas Entertainment’s net loss is approximately $0.5 million and $1.5 million, for the three and six months ended May 31, 2010, related to certain start up costs, and is included in equity in net loss from equity investments in its consolidated statements of operations. There were no operations included in its consolidated statements of operations in the same period in fiscal 2009.
Motorsports Authentics
The Company is partners with Speedway Motorsports, Inc. in a 50/50 joint venture, SMISC, LLC, which, through its wholly owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics (“MA”). MA designs, promotes, markets and distributes motorsports licensed merchandise.
In fiscal 2009, MA management and ownership considered various approaches to optimize performance in MA’s various distribution channels. As the challenges were assessed, it became apparent that there was significant risk in future business initiatives in mass apparel, memorabilia and other yet to be developed products. These initiatives had previously been deemed achievable and were included in projections that supported the carrying value of inventory, goodwill and other intangible assets on MA’s balance sheet. This analysis, combined with a long-term macroeconomic outlook that was less robust than previously expected, triggered MA’s review of certain assets under ASC 350 and ASC 360 and our evaluation under ASC 320-10.
In the fiscal third quarter 2009, MA, suffering financial stress from the recession, ceased paying certain guaranteed royalties under several license agreements where estimated royalties payable based on projected sales were less than stipulated guaranteed minimum royalties payable (“unearned royalties”). All earned royalties that were due have been paid. MA had received notices from certain licensors alleging default under the license agreements should MA not pay unearned royalties within stipulated cure periods.
As a result of the foregoing which triggered the Company’s evaluation performed under ASC 320-10 it recognized significant impairments of its equity investment in MA during the second and fourth quarters of fiscal 2009, resulting in a reduction to the carrying value of its investment in MA to zero at November 30, 2009. MA’s management, with the assistance of an independent appraisal firm, completed their review in the fourth quarter of fiscal 2009, concluding that the fair value of MA’s goodwill and intangible assets should be reduced to zero.
Going into fiscal 2010, MA management and ownership continued to explore business strategies in conjunction with certain motorsports industry stakeholders that allow the possibility for MA to operate profitably in the future. As with any business in this adverse economic environment, management must find the optimal business model for long-term viability. In addition to revisiting the business vision for MA, management, with support of ownership, has undertaken certain initiatives to improve inventory controls and buying cycles, as well as implemented changes to make MA a more efficiently operated and profitable company. The Company believes a revised MA business vision, which includes the successful resolution of license agreement terms and favorable license terms in the future, along with focus on core competencies, streamlined operations, reduced operating costs and inventory risk, are necessary for MA to survive as a profitable operation in the future.
In July 2010, industry stakeholders have created the NASCAR Teams Licensing Trust (“Trust”) that is represented by a Board of Directors that includes representatives from NASCAR, the sanctioning body, and from 11 participating NASCAR Teams. Under this new agreement, the Trust brings a new structure to the licensing business that will be more efficient for the industry. The benefit to the licensees is a more focused and streamlined licensing business that will reduce cost, foster more efficient administrative processes and allow for more cohesive retail and marketing strategies.
The Trust will represent four key categories — die-cast, toys, apparel and trackside retail rights — and will grant the rights of any NASCAR driver that is participating in the licensing categories included in the Trust. This should allow the industry to more efficiently manage costs and increase revenues, while providing a wider selection of products for fans.
Concurrent with the creation of the Trust, MA management, ownership and industry stakeholders negotiated MA’s release from future guaranteed minimum royalties as well as the current unearned guaranteed minimum royalties payable to NASCAR team licensors. With respect to the one agreement secured by parent company guarantees, MA and the parent companies negotiated a settlement amount to eliminate future guaranteed minimum royalties.
As a result of the settlement, the Company’s remaining guaranty exposure, to one NASCAR team licensor, has been reduced to approximately $5.5 million and will be satisfied upon MA making certain payments to the team through January 2013. While it is possible that some obligation under this guarantee may occur in the future, the amount the Company ultimately could pay, if any, cannot be estimated at this time. In any event, the Company does not believe that the ultimate financial outcome will have a material impact on our financial position or results of operations.
The Company’s 50.0 percent portion of Motorsports Authentics’ net loss from operations, including the previously discussed impairment recognized in the second quarter of fiscal 2009, are approximately $57.3 million and approximately $58.9 million, for the three month and six month periods ended May 31, 2009, and are included in equity in net income (loss) from equity investments in its consolidated statements of operations. Under equity method accounting the Company discontinued applying the equity method since the carrying value of its investment in MA was zero November 30, 2009 and May 31, 2010. Based on this, the Company did not recognize any net loss from operations of MA during the three and six months ended May 31, 2010, respectively.
Staten Island Property
In connection with the Company’s efforts to develop a major motorsports entertainment facility in the New York metropolitan area, its subsidiary, 380 Development, LLC, purchased 676 acres located in the New York City borough of Staten Island in early fiscal 2005 and began improvements including fill operations on the property. In December 2006, the Company announced its decision to discontinue pursuit of the speedway development on Staten Island. In October 2009, the Company announced that it had entered into a definitive agreement with KB Marine Holdings LLC (“KB Holdings”) under which KB Holdings would acquire 100.0 percent of the outstanding equity membership interests of 380 Development for a total purchase price of $80.0 million. The purchase and sale agreement (“Agreement”) called for the transaction to close no later than February 25, 2010, subject to certain conditions, including KB Holdings securing the required equity commitments to acquire the property and performing its obligations under the Agreement. As a result of KB Holdings’ failure to perform its obligations, the closing did not occur on February 25, 2010.
On April 19, 2010, the Company executed an amendment to the Agreement which provided an extension to KB Holdings to close the transaction on or before June 30, 2010. Under the terms of that extension, the maximum purchase price to be paid by KB Holdings is $88.0 million, however, certain price reductions were available if the closing were to occur before June 30. The closing did not occur on June 30 and the Company is presently negotiating a further extension to the Agreement. While the Company remains optimistic that a closing will occur, there can be no assurance that it will reach an agreement with KB Holdings on a further extension, or that KB Holdings will secure the required equity commitments and proceed to closing.

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

		May 31, 2010
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$6	$4

Total amortized intangible assets	10	6	4
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793

Total non-amortized intangible assets	178,606	—	178,606

Total intangible assets	$178,616	$6	$178,610

The following table presents current and expected amortization expense of the existing intangible assets as of May 31, 2010 for each of the following periods (in thousands):

Amortization expense for the six months ended May 31, 2010	$0
Estimated amortization expense for the year ending November 30:
2010	$1
2011	1
2012	1
2013	1
There were no changes in the carrying value of goodwill during the three months ended May 31, 2010.

6. Long-Term Debt
Long-term debt consists of the following (in thousands):

	November 30,	May 31,
	2009	2010

5.4 percent Senior Notes	$149,950	$149,955
5.8 percent Bank Loan	2,109	1,880
4.8 percent Revenue Bonds	1,807	1,675
6.8 percent Revenue Bonds	2,285	1,733
6.3 percent Term Loan	51,300	51,149
TIF bond debt service funding commitment	64,729	64,766
2006 Credit Facility	75,000	50,000

	347,180	321,158
Less: current portion	3,387	54,856

	$343,793	$266,302

On April 23, 2004, the Company completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, the Company completed an offer to exchange these unsecured senior notes for registered senior notes with substantially identical terms (“2004 Senior Notes”). At May 31, 2010, outstanding 2004 Senior Notes totaled approximately $150.0 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 5.4 percent and are due April 2014. The 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at the option of the Company, at any time or from time to time at redemption prices as defined in the indenture. The Company’s wholly-owned domestic subsidiaries are guarantors of the 2004 Senior Notes. The 2004 Senior Notes also contain various restrictive covenants. Total gross proceeds from the sale of the 2004 Senior Notes were $300.0 million, net of discounts of approximately $431,000 and approximately $2.6 million of deferred financing fees. The deferred financing fees are being treated as additional interest expense and amortized over the life of the 2004 Senior Notes on a straight-line method, which approximates the effective yield method. In March 2004, the Company entered into interest rate swap agreements to effectively lock in the interest rate on approximately $150.0 million of the 4.2 percent Senior Notes. The Company terminated these interest rate swap agreements on April 23, 2004 and received approximately $2.2 million, which was amortized over the life of the 4.2 percent Senior Notes that matured in April 2009.
In June 2008, the Company entered into an interest rate swap agreement to effectively lock in a substantial portion of the interest rate exposure on approximately $150.0 million notional amount in anticipation of refinancing the $150.0 million 4.2 percent Senior Notes that matured in April 2009. This interest rate swap was designated and qualified as a cash flow hedge under ASC 815, “Accounting for Derivatives and Hedging.” As a result of the uncertainty with the U.S. credit markets, in February 2009, the Company amended and re-designated its interest rate swap agreement as a cash flow hedge. This amended agreement, with a principal notional amount of $150.0 million and an estimated fair value of a liability totaling $26.8 million at May 31, 2010, expires in February 2011. The estimated fair value is based on relevant market information and quoted market prices at May 31, 2010 and is recognized in other comprehensive loss or interest expense in the consolidated financial statements. As part of the re-designation, the fair value of the interest rate swap arrangement totaling approximately $23.2 million was frozen in other comprehensive income. During the three and six months ended May 31, 2010, the Company amortized approximately $1.2 million and $2.5 million, respectively, of this balance which is reflected in interest expense in the consolidated statement of operations. During fiscal 2010, the Company expects to amortize up to approximately $4.7 million of this balance in interest expense in the consolidated statement of operations. The Company plans to wait for a situation that it believes optimal to enter into a refinancing.

The Company’s wholly-owned subsidiary, Raceway Associates, which owns and operates Chicagoland Speedway and Route 66 Raceway, has the following debt outstanding at May 31, 2010:
•	A bank term loan (“5.8 percent Bank Loan”) consisting of a construction and mortgage note with an original 20 year term due June 2018, a current interest rate of 5.8 percent and a monthly payment of $48,000 principal and interest. The interest rate and monthly payments will be adjusted on June 1, 2013. At May 31, 2010, outstanding principal on the 5.8 percent Bank Loan was approximately $1.9 million. On June 30, 2010, the Company repaid the outstanding balance on the 5.8 percent Bank Loan.

•	Revenue bonds payable (“4.8 percent Revenue Bonds”) consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.8 percent Revenue Bonds have an interest rate of 4.8 percent and a monthly payment of $29,000 principal and interest. At May 31, 2010, outstanding principal on the 4.8 percent Revenue Bonds was approximately $1.7 million.

•	Revenue bonds payable (“6.8 percent Revenue Bonds”) that are special service area revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 6.8 percent Revenue Bonds are billed and paid as a special assessment on real estate taxes. Interest payments are due on a semi-annual basis at 6.8 percent with principal payments due annually. Final maturity of the 6.8 percent Revenue Bonds is January 2012. At May 31, 2010, outstanding principal on the 6.8 percent Revenue Bonds was approximately $1.7 million.
In July 2008, a wholly-owned subsidiary of the Company entered into a construction term loan agreement (“6.3 percent Term Loan”) to finance the construction of the Company’s headquarters building. The 6.3 percent Term Loan has a 25 year term due October 2034, an interest rate of 6.3 percent, and a current monthly payment of approximately $292,000. At May 31, 2010, the outstanding principal on the 6.3 percent Term Loan was approximately $51.1 million.
In January 1999, the Unified Government, issued approximately $71.3 million in taxable special obligation revenue (“TIF”) bonds in connection with the financing of construction of Kansas Speedway. At May 31, 2010, outstanding TIF bonds totaled approximately $64.8 million, net of the unamortized discount, which is comprised of a $15.9 million principal amount, 6.2 percent term bond due December 1, 2017 and $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly-owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation. The bond financing documents contain various restrictive covenants.
The Company currently has a $300.0 million revolving credit facility (“2006 Credit Facility”) which contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions. The 2006 Credit Facility is scheduled to mature in June 2011, and accrues interest at LIBOR plus 30.0-80.0 basis points, based on the Company’s highest debt rating as determined by specified rating agencies. The 2006 Credit Facility contains various restrictive covenants. At May 31, 2010, the Company had approximately $50.0 million outstanding under the Credit Facility. As of July 6, 2010, the Company repaid an additional $50.0 million of the 2006 Credit Facility.
Total interest expense from continuing operations incurred by the Company was approximately $5.5million and $5.1 million for the three months ended May 31, 2009 and 2010, respectively, and approximately $11.8 million and $10.8 million for the six months ended May 31, 2009 and 2010, respectively. Total interest capitalized for the three months ended May 31, 2009 and 2010 was approximately $0.6 million and $0.5 million, respectively, and approximately $1.3 million and $0.8 million for the six months ended May 31, 2009 and 2010, respectively.
Financing costs of approximately $4.3 million and $4.0 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2009 and May 31, 2010, respectively. These costs are being amortized on a straight-line method, which approximates the effective yield method, over the life of the related financing.
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
At May 31, 2010, the Company had money market funds totaling approximately $55.4 million which are included in cash and cash equivalents in its consolidated balance sheets. All inputs used to determine fair value are considered level 1 inputs.
Fair values of long-term debt are based on quoted market prices at the date of measurement. The Company’s credit facilities approximate fair value as they bear interest rates that approximate market. Fair value related to the interest rate swap is based on quoted market prices and discounted cash flow methodology. These inputs used to determine fair value are considered level 2 inputs. The fair value of the remaining long-term debt, as determined by quotes from financial institutions, was approximately $275.9 million compared to the carrying amount of approximately $272.2 million and approximately $266.5 million compared to the carrying amount of approximately $271.2 million at November 30, 2009 and May 31, 2010, respectively. The Company carries its interest rate swap agreement at its estimated fair value of a liability totaling approximately $26.8 million at May 31, 2010.
The Company had no level 3 inputs as of May 31, 2010.
8. Capital Stock
Stock Purchase Plan
The Company’s approved stock purchase plan (the “Plan”) allows the Company to purchase up to $250.0 million of its outstanding Class A common shares. The timing and amount of any shares repurchased under the Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Plan may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates.
Since inception of the Plan through May 31, 2010, the Company has purchased 5,099,797 shares of its Class A common shares, for a total of approximately $218.0 million. Included in these totals are the purchases of 185,070 shares of its Class A common shares during the six months ended May 31, 2010, at an average cost of approximately $28.53 per share (including commissions), for a total of approximately $5.3 million. There were no purchases of its Class A common shares pursuant to the Plan during the three months ended May 31, 2010. At May 31, 2010, the Company has approximately $32.0 million remaining repurchase authority under the current Plan.
9. Long-Term Stock Incentive Plan
In May 2010, the Company awarded and issued a total of 35,008 restricted shares of the Company’s Class A common shares to certain officers and managers under the Company’s Long-Term Stock Incentive Plan (the “2006 Plan”). The shares of restricted stock awarded in May 2010, vest at the rate of 50.0 percent on the third anniversary of the award date and the remaining 50.0 percent on the fifth anniversary of the award date. The weighted average grant date fair value of these restricted share awards was $30.56 per share. In accordance with ASC 718, “Compensation – Stock Compensation” the Company is recognizing stock-based compensation on its restricted shares awarded on the accelerated method over the requisite service period.
10. Income Taxes
As of May 31, 2010, in accordance with ASC 740, “Income Taxes,” the Company has a total liability of approximately $7.3 million for uncertain tax positions, inclusive of tax, interest, and penalties. Of this amount, approximately $5.2 million represents income tax liability for uncertain tax positions related to various federal and state income tax matters. If the accrued liability was de-recognized, approximately $3.4 million of taxes would impact the Company’s consolidated statement of operations as a reduction to its effective tax rate. Included in the balance sheet at May 31, 2010 are approximately $1.8 million of items of which, under existing tax laws, the ultimate deductibility is certain but for which the timing of the deduction is uncertain. Because of the impact of deferred income tax accounting, a deduction in a subsequent period would result in a deferred tax asset. Accordingly, upon de-recognition, the tax benefits associated with the reversal of these timing differences would have no impact, except for related interest and penalties, on the Company’s effective income tax rate.
The Company recognizes interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. As of May 31, 2010, the Company has accrued approximately $1.9 million of interest and $0.1 million of penalties related to uncertain tax positions. If the accrued interest was de-recognized, approximately $1.3 million would impact the Company’s consolidated statement of operations as a reduction to its effective tax rate.

Settlement with Internal Revenue Service
Effective May 28, 2009, the Company entered into a definitive settlement agreement (the “Settlement”) with the Internal Revenue Service (the “Service”). The Settlement concludes an examination process the Service opened in fiscal 2002 that challenged the tax depreciation treatment of a significant portion of the Company’s motorsports entertainment facility assets. The Company believes the Settlement reached an appropriate compromise on this issue. As a result of the Settlement, the Company is currently pursuing settlements on similar terms with the appropriate state tax authorities. Based on settlements and ongoing discussions with certain states during the six months ended May 31, 2010, the Company de-recognized potential interest and penalties totaling approximately $6.2 million or $0.13 per diluted share. This de-recognition of interest and penalties was recognized in the income tax expense in the Company’s consolidated statement of operations. Under these terms, the Company expects to pay between $1.0 million and $2.0 million in total to finalize the remaining settlements with various states. The Company believes that it has provided adequate reserves related to these various state matters including interest charges through May 31, 2010, and, as a result, does not expect that such an outcome would have a material adverse effect on results of operations.
Effective Income Tax Rates
The tax treatment of providing a valuation allowance related to losses incurred by our MA equity investment, partially offset by the reduction in income taxes due to the interest income related to the Settlement with the Service, are the principal causes of the decreased and increased effective income tax rate during the three and six months ended May 31, 2009, respectively. The de-recognition of potential interest and penalties associated with the aforementioned state settlements is the principal cause of the reduced effective income tax rate during the three and six months ended May 31, 2010, respectively.
As a result of the above items, the Company’s effective income tax rate (decreased) from the statutory income rate to approximately (3.3) percent and increased from the statutory income rate to approximately 154.0 percent for the three and six months ended May 31, 2009, respectively, and decreased from the statutory income rate to approximately 34.7 percent and 26.8 percent for the three and six months ended May 31, 2010, respectively.
11. Related Party Disclosures and Transactions
All of the racing events that take place during the Company’s fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association, AMA Pro Racing, the Automobile Racing Club of America, the American Sportbike Racing Association — Championship Cup Series, the Federation Internationale de L’Automobile, the Federation Internationale Motocycliste, Grand American Road Racing Association (“Grand American”), Historic Sportscar Racing, Indy Racing League, National Association for Stock Car Auto Racing (“NASCAR”), National Hot Rod Association (“NHRA”), the Porsche Club of America, the Sports Car Club of America, the Sportscar Vintage Racing Association, the United States Auto Club and the World Karting Association. NASCAR, Grand American and AMA Pro Racing each of which sanctions some of the Company’s principal racing events, are entities controlled by one or more members of the France Family Group which controls approximately 70.0 percent of the combined voting power of the outstanding stock of the Company, as of May 31, 2010, and some members of which serve as directors and officers of the Company. Standard NASCAR sanction agreements require event promoters to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR and its subsidiaries from continuing operations for disbursement to competitors, which are exclusive of NASCAR and its subsidiaries sanction fees, totaled approximately $29.5 million and $29.2 million for the three months ended May 31, 2009 and 2010, respectively, and $59.4 million and $58.3 million for the six months ended May 31, 2009 and 2010, respectively. There were no prize and point fund monies paid by the Company to NASCAR and its subsidiaries related to the discontinued operations for the three and six months ended May 31, 2009, respectively, and the six months ended May 31, 2010.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire NASCAR Sprint Cup, Nationwide and Camping World Truck series schedules. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR Sprint Cup, Nationwide and Camping World Truck series event. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Sprint Cup, Nationwide and Camping World Truck series event as a component of its sanction fees. The promoter records 90.0 percent of the gross broadcast rights fees as revenue and then records 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors. Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event. The Company’s television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events conducted at its wholly-owned facilities, and recorded as part of motorsports related revenue, were approximately $58.4 million and $61.0 million for the three months ended

May 31, 2009 and 2010, respectively, and $122.6 million and $126.1 million for the six months ended May 31, 2009 and 2010, respectively. There were no television broadcast and ancillary rights fees received from NASCAR related to discontinued operations during the three and six months ended May 31, 2009, respectively, and the six months ended May 31, 2010.
12. Commitments and Contingencies
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal and any required premium and interest on the 2002 STAR Bonds. At May 31, 2010, the Unified Government had approximately $2.6 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling $3.9 million at May 31, 2010. At May 31, 2010, there were no amounts drawn on the standby letters of credit.
Current Litigation
From time to time, the Company is a party to routine litigation incidental to its business. The Company does not believe that the resolution of any or all of such litigation will have a material adverse effect on its financial condition or results of operations.
In addition to such routine litigation incident to its business, the Company was a party to the litigation described below.
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
On January 11, 2008, Kentucky Speedway filed a Notice of Appeal to the United States Court of Appeal for the Sixth Circuit. In a written opinion dated December 11, 2009, the Sixth Circuit Court of Appeals agreed with the District Court that Kentucky Speedway had failed to make out its case and affirmed the judgment of the District Court in favor of us and NASCAR. On December 28, 2009, Kentucky Speedway filed a petition for rehearing with the Sixth Circuit Court of Appeals wherein Kentucky Speedway requested the Sixth Circuit to reconsider its ruling in favor of us and NASCAR. On February 18, 2010, this petition for rehearing was denied. On May 19, 2010, the 90 day period that Kentucky Speedway had to petition the United States Supreme Court for a writ of certiorari expired. Accordingly, this litigation has now concluded.

13. Segment Reporting
The following tables provide segment reporting of the Company for the three and six months ended May 31, 2009 and 2010 (in thousands):

	Three Months Ended May 31, 2009
	Motorsports	All
	Event	Other	Total

Revenues	$143,170	$9,361	$152,531
Depreciation and amortization	16,293	2,196	18,489
Operating income	31,643	70	31,713
Capital expenditures	10,096	11,244	21,340
Total assets	1,710,393	341,479	2,051,872
Equity investments	18,695	130	18,825

	Three Months Ended May 31, 2010
	Motorsports	All
	Event	Other	Total

Revenues	$132,912	$9,945	$142,857
Depreciation and amortization	16,349	2,076	18,425
Operating income	21,171	132	21,303
Capital expenditures	22,041	5,208	27,249
Total assets	1,648,836	299,938	1,948,774
Equity investments	—	26,673	26,673

	Six Months Ended May 31, 2009
	Motorsports	All
	Event	Other	Total

Revenues	$302,851	$16,620	$319,471
Depreciation and amortization	32,443	4,437	36,880
Operating income (loss)	82,494	(786)	81,708
Capital expenditures	23,640	17,742	41,382

	Six Months Ended May 31, 2010
	Motorsports	All
	Event	Other	Total

Revenues	$278,471	16,892	295,363
Depreciation and amortization	32,584	4,200	36,784
Operating income (loss)	62,093	(1,038)	61,055
Capital expenditures	31,924	19,225	51,149
Intersegment revenues were approximately $0.2 million and $0.7 million for the three months ended May 31, 2009 and 2010, respectively, and approximately $1.0 million and $1.2 million for the six months ended May 31, 2009 and 2010, respectively.
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
Included in the tables below, are condensed consolidating balance sheets as of November 30, 2009 and May 31, 2010, condensed consolidating statements of operations for the three and six months ended May 31, 2009 and 2010, and condensed consolidating statements of cash flows for the six months ended May 31, 2009 and 2010, of: (a) the Parent; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate Parent with guarantor and non-guarantor subsidiaries; and (e) the Company on a consolidated basis (in thousands).

	Condensed Consolidating Balance Sheet at November 30, 2009
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets	$89,474	$136,326	$1,490	$(9,334)	$217,956
Property and equipment, net	30,816	1,321,580	1,240	—	1,353,636
Advances to and investments in subsidiaries	3,227,202	698,362	997	(3,926,561)	—
Other assets	24,024	313,287	—	—	337,311

Total Assets	$3,371,516	$2,469,555	$3,727	$(3,935,895)	$1,908,903

Current liabilities	$4,788	$84,547	$612	$23,970	$113,917
Long-term debt	924,310	330,716	—	(911,233)	343,793
Deferred income taxes	13,726	233,728	289	—	247,743
Other liabilities	45,374	18,799	—	—	64,173
Total shareholders’ equity	2,383,318	1,801,765	2,826	(3,048,632)	1,139,277

Total Liabilities and Shareholders’ Equity	$3,371,516	$2,469,555	$3,727	$(3,935,895)	$1,908,903

	Condensed Consolidating Balance Sheet at May 31, 2010
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets	$126,232	$117,282	$3,861	$(10,505)	$236,870
Property and equipment, net	35,612	1,339,752	930	—	1,376,294
Advances to and investments in subsidiaries	3,168,530	687,966	4,166	(3,860,662)	—
Other assets	3,747	331,863	—	—	335,610

Total Assets	$3,334,121	$2,476,863	$8,957	$(3,871,167)	$1,948,774

Current liabilities	$79,087	$147,071	$3,115	$(14,660)	$214,613
Long-term debt	842,088	262,693	3,220	(841,699)	266,302
Deferred income taxes	28,245	233,729	291	—	262,265
Other liabilities	34,062	14,881	—	—	48,943
Total shareholders’ equity	2,350,639	1,818,489	2,331	(3,014,808)	1,156,651

Total Liabilities and Shareholders’ Equity	$3,334,121	$2,476,863	$8,957	$(3,871,167)	$1,948,774

	Condensed Consolidating Statement of Operations
	For The Three Months Ended May 31, 2009
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Total revenues	$386	$177,391	$30	$(25,429)	$152,378
Total expenses	8,245	137,498	351	(25,429)	120,665
Operating (loss) income	(7,859)	39,893	(321)	—	31,713
Interest and other expense, net	(1,981)	(55,312)	(505)	(4,592)	(62,390)
Loss from continuing operations	(6,468)	(19,809)	(826)	(4,592)	(31,695)
Net loss	(6,468)	(19,854)	(826)	(4,592)	(31,740)

	Condensed Consolidating Statement of Operations
	For The Three Months Ended May 31, 2010
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Total revenues	$682	$165,148	$10	$(23,674)	$142,166
Total expenses	7,801	136,482	254	(23,674)	120,863
Operating (loss) income	(7,119)	28,666	(244)	—	21,303
Interest and other income (expense), net	5,372	(44)	(26)	(10,880)	(5,578)
(Loss) income from continuing operations	(3,523)	24,935	(270)	(10,880)	10,262
Net (loss) income	(3,523)	24,935	(270)	(10,880)	10,262

	Condensed Consolidating Statement of Operations
	For The Six Months Ended May 31, 2009
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Total revenues	$796	$391,113	$30	$(73,442)	$318,497
Total expenses	16,348	293,532	351	(73,442)	236,789
Operating (loss) income	(15,552)	97,581	(321)	—	81,708
Interest and other expense , net	5,275	(58,184)	(334)	(16,421)	(69,664)
(Loss) income from continuing operations	(17,202)	27,771	(655)	(16,421)	(6,507)
Net (loss) income	(17,202)	27,684	(655)	(16,421)	(6,594)

	Condensed Consolidating Statement of Operations
	For The Six Months Ended May 31, 2010
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Total revenues	$1,370	$358,395	$71	$(65,644)	$294,192
Total expenses	15,614	282,644	523	(65,644)	233,137
Operating (loss) income	(14,244)	75,751	(452)	—	61,055
Interest and other expense , net	2,231	(1,089)	(52)	(13,294)	(12,204)
(Loss) income from continuing operations	(14,342)	63,889	(504)	(13,294)	35,749
Net (loss) income	(14,342)	63,842	(504)	(13,294)	35,702

	Condensed Consolidating Statement of Cash Flows
	For The Six Months Ended May 31, 2009
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(36,773)	$145,775	$1,374	$(16,456)	$93,920
Net cash provided by (used in) investing activities	135,271	(166,752)	(374)	16,456	(15,399)
Net cash used in financing activities	(150,246)	(859)	—	—	(151,105)

	Condensed Consolidating Statement of Cash Flows
	For The Six Months Ended May 31, 2010
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(8,115)	$158,447	$602	$(53,947)	$96,987
Net cash provided by (used in) investing activities	60,491	(171,827)	9	53,947	(57,380)
Net cash used in financing activities	(30,455)	(1,090)	—	—	(31,545)

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
We apply the equity method of accounting for our investments in joint ventures and other investees whenever we can exert significant influence on the investee but do not have effective control over the investee. Our consolidated net income includes our share of the net earnings or losses from these investees. Our judgment regarding the level of influence over each equity method investee includes considering factors such as our ownership interest, board representation and policy making decisions. We periodically evaluate these equity investments for potential impairment where a decline in value is determined to be other than temporary. We discontinue applying the equity method should our investment(s) (and net advances) be reduced to zero and would not provide for additional losses unless and until the carrying value is increased from additional investments by us or as a result of future operating profits, if any. We eliminate all significant intercompany transactions from financial results.
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

As of May 31, 2010, goodwill and other intangible assets and property and equipment accounts for approximately $1,673.7 million, or 85.9 percent of our total assets. We account for our goodwill and other intangible assets in accordance with ASC 350 and for our long-lived assets in accordance with ASC 360.
We follow applicable authoritative guidance on accounting for goodwill and other intangible assets which specifies, among other things, non-amortization of goodwill and other intangible assets with indefinite useful lives and requires testing for possible impairment, either upon the occurrence of an impairment indicator or at least annually. We complete our annual testing in our fiscal fourth quarter, based on assumptions regarding our future business outlook and expected future discounted cash flows attributable to such assets (using the fair value assessment provision of applicable authoritative guidance), supported by quoted market prices or comparable transactions where available or applicable.
Our latest annual assessment of goodwill and other intangible assets in the fourth quarter of fiscal 2009 indicated there had been no impairment and that no reporting units were at risk of failing step one of the goodwill impairment test. In connection with our fiscal 2009 assessment of goodwill and intangible assets for possible impairment we used the methodology described above.
We believe our methods used to determine fair value and evaluate possible impairment were appropriate, relevant, and represent methods customarily available and used for such purposes. Despite the current adverse economic trends, particularly credit availability, the decline in consumer confidence and the rise in unemployment, which have recently contributed to the decrease in attendance related as well as corporate partner revenues for certain of our motorsports events during fiscal 2009, we believe there has been no significant change in the long-term fundamentals of our ongoing motorsports event business. The Company believes its present operational and cash flow outlook further support its conclusion. While the Company continues to review and analyze many factors that can impact its business prospects in the future, its analysis is subjective and is based on conditions existing at, and trends leading up to, the time the estimates and assumptions are made. Different conditions or assumptions, or changes in cash flows or profitability, if significant, could have a material adverse effect on the outcome of the impairment evaluation and the Company’s future condition or results of operations.
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

Derivative Instruments. From time to time, we utilize derivative instruments in the form of interest rate swaps and locks to assist in managing our interest rate risk. We do not enter into any interest rate swap or lock derivative instruments for trading purposes. We account for the interest rate swaps and locks in accordance with ASC 815, “Derivatives and Hedging.”
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
Equity and Other Investments
Hollywood Casino at Kansas Speedway
On December 1, 2009, Kansas Entertainment, LLC, (“Kansas Entertainment”) a 50/50 joint venture of Penn Hollywood Kansas, Inc. (“Penn”), a subsidiary of Penn National Gaming, Inc. and Kansas Speedway Development Corporation (“KSDC”), a wholly-owned subsidiary of ISC, was selected by the Kansas Lottery Gaming Facility Review Board to develop and operate a gaming facility in the Northeast Zone (Wyandotte County, Kansas). On February 12, 2010, Kansas Entertainment received the final approval under the Kansas Expanded Lottery Act, along with its gaming license from the Kansas Racing and Gaming Commission. Construction of the Hollywood-themed and branded entertainment destination facility began in April 2010 with a planned opening in the first half of 2012 (See “Future Liquidity – Hollywood Casino at Kansas Speedway”).
We have accounted for Kansas Entertainment as an equity investment in our financial statements as of May 31, 2010. Our 50.0 percent portion of Kansas Entertainment’s net loss is approximately $0.5 million and $1.5 million, for the three and six months ended May 31, 2010, related to certain start up costs, and is included in equity in net loss from equity investments in our consolidated statements of operations. There were no operations included in our consolidated statements of operations in the same period in fiscal 2009.
Motorsports Authentics
We are partners with Speedway Motorsports, Inc. in a 50/50 joint venture, SMISC, LLC, which, through its wholly owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics (“MA”). MA designs, promotes, markets and distributes motorsports licensed merchandise.
In fiscal 2009, MA management and ownership considered various approaches to optimize performance in MA’s various distribution channels. As the challenges were assessed, it became apparent that there was significant risk in future business initiatives in mass apparel, memorabilia and other yet to be developed products. These initiatives had previously been deemed achievable and were included in projections that supported the carrying value of inventory, goodwill and other intangible assets on MA’s balance sheet. This analysis, combined with a long-term macroeconomic outlook that was less robust than previously expected, triggered MA’s review of certain assets under ASC 350 and ASC 360 and our evaluation under ASC 320-10.
In the fiscal third quarter 2009, MA, suffering financial stress from the recession, ceased paying certain guaranteed royalties under several license agreements where estimated royalties payable based on projected sales were less than stipulated guaranteed minimum royalties payable (“unearned royalties”). All earned royalties that were due have been paid. MA had received notices from certain licensors alleging default under the license agreements should MA not pay unearned royalties within stipulated cure periods.
As a result of the foregoing which triggered our evaluation performed under ASC 320-10 we recognized significant impairments of our equity investment in MA during the second and fourth quarters of fiscal 2009, resulting in a reduction to the carrying value of our investment in MA to zero at November 30, 2009. MA’s management, with the assistance of an independent appraisal firm, completed their review in the fourth quarter of fiscal 2009, concluding that the fair value of MA’s goodwill and intangible assets should be reduced to zero.
Going into fiscal 2010, MA management and ownership continued to explore business strategies in conjunction with certain motorsports industry stakeholders that allow the possibility for MA to operate profitably in the future. As with any business in this adverse economic environment, management must find the optimal business model for long-term viability. In addition to revisiting the business vision for MA, management, with support of ownership, has undertaken certain initiatives to improve inventory controls and buying cycles, as well as implemented changes to make MA a more efficiently operated and profitable company. We believe a revised MA business vision, which includes the successful resolution of license agreement terms and favorable license terms in the future, along with focus on core competencies, streamlined operations, reduced operating costs and inventory risk, are necessary for MA to survive as a profitable operation in the future.
In July 2010, industry stakeholders have created the NASCAR Teams Licensing Trust (“Trust”) that is represented by a Board of Directors that includes representatives from NASCAR, the sanctioning body, and from 11 participating NASCAR Teams. Under this new agreement, the Trust brings a new structure to the licensing business that will be more efficient for the industry. The benefit to the licensees is a more focused and streamlined licensing business that will reduce cost, foster more efficient administrative processes and allow for more cohesive retail and marketing strategies.
The Trust will represent four key categories — die-cast, toys, apparel and trackside retail rights — and will grant the rights of any NASCAR driver that is participating in the licensing categories included in the Trust. This should allow the industry to more efficiently manage costs and increase revenues, while providing a wider selection of products for fans.
Concurrent with the creation of the Trust, MA management, ownership and industry stakeholders negotiated MA’s release from future guaranteed minimum royalties as well as the current unearned guaranteed minimum royalties payable to NASCAR team licensors. With respect to the one agreement secured by parent company guarantees, MA and the parent companies negotiated a settlement amount to eliminate future guaranteed minimum royalties.
As a result of the settlement, our remaining guaranty exposure, to one NASCAR team licensor, has been reduced to approximately $5.5 million and will be satisfied upon MA making certain payments to the team through January 2013. While it is possible that some obligation under this guarantee may occur in the future, the amount we ultimately could pay, if any, cannot be estimated at this time. In any event, we do not believe that the ultimate financial outcome will have a material impact on our financial position or results of operations.
Our 50.0 percent portion of Motorsports Authentics’ net loss from operations, including the previously discussed impairment recognized in the second quarter of fiscal 2009, are approximately $57.3 million and approximately $58.9 million, for the three month and six month periods ended May 31, 2009, and are included in equity in net income (loss) from equity investments in our consolidated statements of operations. Under equity method accounting we discontinued applying the equity method since the carrying value of our investment in MA was zero November 30, 2009 and May 31, 2010. Based on this, we did not recognize any net loss from operations of MA during the three and six months ended May 31, 2010, respectively.
Stock Purchase Plans
An important component of our capital allocation strategy is returning capital to shareholders. We have solid operating margins that generate substantial operating cash flow. Using these internally generated proceeds, we have returned a significant amount of capital to shareholders primarily through our share repurchase program.
Our approved stock purchase plan (the “Plan”) allows us to purchase up to $250.0 million of its outstanding Class A common shares. The timing and amount of any shares repurchased under the Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Plan may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from our insiders or their affiliates.
Since inception of the Plan through May 31, 2010, we have purchased 5,099,797 shares of our Class A common shares, for a total of approximately $218.0 million. Included in these totals are the purchases of 185,070 shares of our Class A common shares during the six months ended May 31, 2010, at an average cost of approximately $28.53 per share (including commissions), for a total of approximately $5.3 million. There were no purchases of its Class A common shares pursuant to the Plan during the three months ended May 31, 2010. At May 31, 2010, we have approximately $32.0 million remaining repurchase authority under the current Plan.
Income Taxes
Settlement with Internal Revenue Service
Effective May 28, 2009, we entered into a definitive settlement agreement (the “Settlement”) with the Internal Revenue Service (the “Service”). The Settlement concludes an examination process the Service opened in fiscal 2002 that challenged the tax depreciation treatment of a significant portion of our motorsports entertainment facility assets. We believe the Settlement reached an appropriate compromise on this issue. As a result of the Settlement, we are currently pursuing settlements on similar terms with the appropriate state tax authorities. Based on settlements and ongoing discussions with certain states, during the six months ended May 31, 2010 we de-recognized potential interest and penalties totaling approximately $6.2 million or $0.13 per diluted share. This de-recognition of interest and penalties was recognized in the income tax expense in our consolidated statement of operations. Under these terms, we expect to pay between $1.0 million and $2.0 million in total to finalize the remaining settlements with various states. We believe that we have provided adequate reserves related to these various state matters including interest charges through May 31, 2010, and, as a result, do not expect that such an outcome would have a material adverse effect on results of operations.
Effective Income Tax Rates
The tax treatment of providing a valuation allowance related to losses incurred by our MA equity investment, partially offset by the reduction in income taxes due to the interest income related to the Settlement with the Service, are the principal causes of the decreased and increased effective income tax rate during the three and six months ended May 31, 2009, respectively. The de-recognition of potential interest and penalties associated with the aforementioned state settlements is the principal cause of the reduced effective income tax rate during the three and six months ended May 31, 2010, respectively.
As a result of the above items, our effective income tax rate (decreased) from the statutory income rate to approximately (3.3) percent and increased from the statutory income rate to approximately 154.0 percent for the three and six months ended May 31, 2009, respectively, and decreased from the statutory income rate to approximately 34.7 percent and 26.8 percent for the three and six months ended May 31, 2010, respectively.
Future Trends in Operating Results
Economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates, may impact our ability to sell tickets to our events and to secure revenues from corporate marketing partnerships. We believe that adverse economic trends, particularly credit availability, the rise in unemployment and the decline in consumer confidence, significantly contributed to the decrease in attendance for certain of our motorsports entertainment events during fiscal 2009. We have seen many of these trends persist in 2010 and expect they will continue to adversely impact our business, which negatively impacts our attendance-related as well as corporate partner revenues.
Admissions
An important component of our operating strategy has been our long-standing practice of focusing closely on supply and demand when evaluating ticket pricing and adjusting capacity at our facilities. By effectively managing ticket prices and seating capacity, we can stimulate ticket renewals and advance sales. Advance ticket sales result in earlier cash flow and reduce the potential negative impact of actual and forecasted inclement weather on ticket sales. With any ticketing program, we first examine our pricing structure to ensure that prices are in line with market demand. When determined necessary, as has been the case during this period of sustained economic downturn, we will adjust pricing on inventory.
While we have not had a sell-out at any of our events since February 2008, we have had capacity crowds at certain events since then. We have also experienced a compressed sales cycle with our customers making their ticket purchasing decisions closer to the event date. To address this and to be sensitive to the economic challenges that many of our fans face, in 2009, we lowered prices on over 150,000 seats, or 15.0 percent of our grandstand capacity for NASCAR Sprint Cup events across the Company. For our 2010 events, we expanded our reduced pricing to approximately 500,000 seats throughout our facilities as well as unbundling a substantial number of tickets to better respond to consumer demand. In addition to pricing, we are providing our customers that renew early various incentives as well as special access privileges. We have also created ticket packages that provide added value opportunities, making it more affordable for our fans to attend live events. As we want to develop the next generation motorsports fan, we have expanded our youth initiative to encourage families to attend.
We believe, based on our research and analysis, our pricing levels and initiatives are on target with demand. It is important that we maintain the integrity of our pricing model by rewarding our best and loyal customers. We do not adjust pricing inside of the sales cycle and avoid rewarding last-minute ticket buyers by discounting tickets. Further, we limit and monitor the availability of promotional tickets. All of these factors could have a detrimental effect on our pricing model and long-term value of our business. We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth than to capture short-term incremental revenue.
Corporate Partnerships
With regard to corporate marketing partner relationships, we believe that our presence in key markets, impressive portfolio of events and attractive fan demographics are beneficial and help to mitigate adverse economic trends as we continue to pursue renewal and expansion of existing marketing partnerships and establish new corporate relationships.

Due to the current economic conditions which began to deteriorate in the latter part of fiscal 2008, and extended throughout fiscal 2009, we experienced a slowdown in corporate spending. In addition, the process of securing sponsorship deals has become more time consuming as corporations are more closely scrutinizing their marketing budgets. While we expect these trends to continue throughout 2010, we are seeing encouraging signs of interest from corporate partners. We have recently signed deals with Ruiz Foods, Papa John’s Pizza, and Toyota Motor Sales. We have also signed a letter of intent with Lowe’s for its Kobalt Tools brand to serve as the title sponsor for the Phoenix NASCAR Sprint Cup Series event in November. Royal Purple Synthetic Oil has signed a multiyear deal to be the title sponsor for the NASCAR Nationwide Series event in May held at Darlington.
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
FOX and TNT have been strong supporters of NASCAR racing since 2001, and both have played a major role in the sport’s climb in popularity. We have, and expect to continue to see, ongoing broadcast innovation in their coverage of NASCAR racing events. Also notable was the return of ESPN to the sport in 2007, which it helped build throughout the 1980s and 1990s. ESPN’s coverage and weekly ancillary NASCAR-related programming continues to promote the sport across various properties. Further, ESPN broadcasts substantially all of the NASCAR Nationwide Series, providing that series with the continuity and promotional support that will allow it to flourish. We are pleased with ABC’s recent decision to broadcast the majority of its NASCAR Sprint Cup series events on its cable channel, ESPN. ESPN, with a subscriber base at approximately 100 million, has the proven ability to attract younger viewers as well as create more exposure. Also, cable broadcasters can support a higher investment through subscriber fees not available to traditional networks, which is a potential benefit when NASCAR negotiates the next consolidated domestic broadcast and ancillary media rights contract.
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
These long-term contracts give significant cash flow visibility to us, race teams and NASCAR over the contract term. Television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events conducted at our wholly-owned facilities under these agreements, and recorded as part of motorsports related revenue, were approximately $58.4 million and $61.0 million for three months ended May 31, 2009 and 2010, respectively, and $122.6 million and $126.1 million for the six months ended May 31, 2009 and 2010, respectively. Operating income generated by these media rights were approximately $42.8 million and $45.0 million for the three months ended May 31, 2009 and 2010, respectively, and $90.0 million and $92.6 million for the six months ended May 31, 2009 and 2010, respectively.
As media rights revenues fluctuate so do the variable costs tied to the percentage of broadcast rights fees required to be paid to competitors as part of NASCAR Sprint Cup, Nationwide and Camping World Truck series sanction agreements. NASCAR prize and point fund monies, as well as sanction fees (“NASCAR direct expenses”), are outlined in the sanction agreement for each event and are negotiated in advance of an event. As previously discussed, included in these NASCAR direct expenses are 25.0 percent of the gross domestic television broadcast rights fees allocated to our NASCAR Sprint Cup, Nationwide and Camping World Truck series events, as part of prize and point fund money (See “Critical Accounting Policies and Estimates – Revenue Recognition”). These annually negotiated contractual amounts paid to NASCAR contribute to the support and growth of the sport of NASCAR stock car racing through payments to the teams and sanction fees paid to NASCAR. As such, we do not expect these costs to materially decrease in the future as a percentage of admissions and motorsports related income. We anticipate any operating margin improvement to come primarily from economies of scale and controlling costs in areas such as motorsports related and general and administrative expenses.

Sanctioning Bodies
Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction events at our facilities, particularly with NASCAR, whose sanctioned events at our wholly-owned facilities accounted for approximately 89.7 percent of our revenues in fiscal 2009. NASCAR continues to entertain and discuss proposals from track operators regarding potential realignment of NASCAR Sprint Cup Series dates to more geographically diverse and potentially more desirable markets where there may be greater demand, resulting in an opportunity for increased revenues to the track operators. NASCAR has previously approved realignments of certain NASCAR Sprint Cup and other events at our facilities. We believe that these realignments have provided, and will continue to provide, incremental net positive revenue and earnings as well as further enhance the sport’s exposure in highly desirable markets, which we believe benefits the sport’s fans, teams, sponsors and television broadcast partners as well as promoters. We currently expect to petition NASCAR to realign a Sprint Cup and certain other support events to Kansas Speedway for the 2011 racing season.
Capital Improvements
From a capital expenditure at existing facilities standpoint, we anticipate annual capital spending levels to be in the range of our annual expense for depreciation and amortization. Our top priority in capital expenditures will always be fan and competitor safety, as well as critical maintenance and regulatory compliance. In addition, as we compete for the consumers’ discretionary dollar with other entertainment options, we may make prudent enhancements to our facilities with the intention of improving the guest experience to keep the top line revenues from weakening. Major examples of these efforts include:
Fiscal 2008

•	We installed track lighting at Chicagoland as well as improved certain electrical infrastructure in certain camping areas. In addition to enhancing the guest experience, we now have the flexibility to run events later in the day in the event of inclement weather;

•	We repaved Darlington Raceway (“Darlington”) and constructed a tunnel in Turn 3 that provides improved access for fans and allows emergency vehicles to easily enter and exit the infield area of the track. These collective projects mark the largest one-time investment in the 50-year history of the storied South Carolina facility;

•	We enhanced seating at Michigan International Speedway (“Michigan”) to provide wider seats, seatbacks and more leg room for fans. We also added incremental camping capacity and new shower/restroom facilities for our on-site overnight guests, as well as installed a state-of-the-art 110-foot, three-sided LED scoreboard for fans to more easily follow the on-track competition. Finally, we added additional branded way-finding signage to help pedestrians, motorists and campers find their way in, out and around the 1,400-acre racetrack property; and

•	We constructed new media centers at Watkins Glen International (“Watkins Glen”) and Homestead, which we believe increased appeal to media content providers, sports journalists, racing team owners and drivers and others involved in the motorsports industry.

Fiscal 2009

•	We enhanced the fan experience in the fronstretch grandstand seats at Daytona by replacing bench seats with new wider stadium style seats and greater legroom

•	We completed a multi-phased project at Michigan to improve facility way finding and branding signage. In addition, to enhance fan enjoyment we updated the PA system throughout the grandstands at Michigan.

•	We constructed a new leader board at Homestead, which is the prototype for future tracks.

Fiscal 2010

•	We constructed a new media center at Michigan as part of the terrace suite redevelopment project which we believe has increased appeal to media content providers, sports journalists, racing team owners and drivers and others involved in the motorsports industry;. To further enhance our guest experience, we are made further grandstand enhancements at Michigan to provide wider seats, seatbacks and more leg room for fans.

•	We made frontstretch fan improvements and superstretch hospitality improvements at Daytona which included the addition of the Superstretch Fan Zone and improved tram infrastructure. In addition, we constructed a new 1/4 mile Flat Track facility which hosted successful AMA motorcycle events this spring.

•	We completed the first phase of a major seat enhancement project at Talladega by installing new wider stadium style seats and increased leg room. Phase II is underway and will be completed for the fall event weekend.

•	We have constructed a new state of the art LED leader board and video screens at Richmond.

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
Current Litigation
From time to time, we are a party to routine litigation incidental to our business. We does not believe that the resolution of any or all of such litigation will have a material adverse effect on its financial condition or results of operations.
In addition to such routine litigation incident to its business, we were a party to the litigation described below.
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
On January 11, 2008, Kentucky Speedway filed a Notice of Appeal to the United States Court of Appeal for the Sixth Circuit. In a written opinion dated December 11, 2009, the Sixth Circuit Court of Appeals agreed with the District Court that Kentucky Speedway had failed to make out its case and affirmed the judgment of the District Court in favor of us and NASCAR. On December 28, 2009, Kentucky Speedway filed a petition for rehearing with the Sixth Circuit Court of Appeals wherein Kentucky Speedway requested the Sixth Circuit to reconsider its ruling in favor of us and NASCAR. On February 18, 2010, this petition for rehearing was denied. On May 19, 2010, the 90 day period that Kentucky Speedway had to petition the United States Supreme Court for a writ of certiorari expired. Accordingly, this litigation has now concluded.
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
Because of the seasonal concentration of racing events, the results of operations for the three and six month periods ended May 31, 2009 and 2010 are not indicative of the results to be expected for the year.
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
We believe such non-GAAP information is useful and meaningful, and is used by investors to assess our core operations, which consist of the ongoing promotion of racing events at our major motorsports entertainment facilities. Such non-GAAP information identifies and separately displays the equity investment earnings and losses and adjusts for items that are not considered to be reflective of our continuing core operations at our motorsports entertainment facilities. We believe that such non-GAAP information improves the comparability of the operating results and provides a better understanding of the performance of our core operations for the periods presented. We use this non-GAAP information to analyze the current performance and trends and make decisions regarding future ongoing operations. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income, net income or diluted earnings per share, which are determined in accordance with GAAP. The presentation of this non-GAAP financial information is not intended to be considered independent of or as a substitute for results prepared in accordance with GAAP. Management uses both GAAP and non-GAAP information in evaluating and operating the business and as such deemed it important to provide such information to investors.
The adjustments for 2009 relate to a charge for Motorsports Authentics — equity in net loss from equity investment, accelerated depreciation for certain office and related buildings in Daytona Beach, impairments of certain other long-lived assets, and interest income related to the Settlement with the Service.
The adjustments for 2010 relate to the Hollywood Casino at Kansas Speedway — equity in net loss from equity investment, impairments of certain other long-lived assets, amortization of interest rate swap, and de-recognition of interest and penalties related to the previously discussed state tax settlements.

	Three Months Ended		Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2009	2010	2009	2010
	(Unaudited)		(Unaudited)
Net (loss) income	$(31,740)	$10,262	$(6,594)	$35,702
Loss from discontinued operations, net of tax	45	—	87	47

(Loss) income from continuing operations	(31,695)	10,262	(6,507)	35,749
Equity in net loss from equity investments, net of tax	57,274	291	58,913	937

Consolidated income from continuing operations excluding equity in net loss from equity investments	25,579	10,553	52,406	36,686
Adjustments, net of tax:
Additional depreciation	319	—	638	—
Impairment of long-lived assets	9	267	52	396
Amortization of interest rate swap	—	754	—	1,517
Interest income from IRS settlement	(8,923)	—	(8,923)	—
State tax settlements	—	(744)	—	(6,163)

Non-GAAP net income	$16,984	$10,830	$44,173	$32,436

Per share data:
Diluted (loss) earnings per share	$(0.65)	$0.21	$(0.13)	$0.74
Loss from discontinued operations, net of tax	0.00	—	0.00	—

(Loss) income from continuing operations	(0.65)	0.21	(0.13)	0.74
Equity in net loss from equity investments, net of tax	1.17	0.01	1.21	0.02

Consolidated income from continuing operations excluding equity in net loss from equity investments	0.52	0.22	1.08	0.76
Adjustments, net of tax:
Additional depreciation	0.01	—	0.01	—
Impairment of long-lived assets	0.00	0.01	0.00	0.01
Amortization of interest rate swap	—	0.01	—	0.03
Interest income from IRS settlement	(0.18)	—	(0.18)	—
State tax settlements	—	(0.02)	—	(0.13)

Non-GAAP diluted earnings per share	$0.35	$0.22	$0.91	$0.67

Comparison of the Results for the Three and Six Months Ended May 31, 2009 to the Results for the Three and Six Months Ended May 31, 2010.
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended		Six Months ended
	May 31,	May 31,	May 31,	May 31,
	2009	2010	2009	2010
	(unaudited)		(unaudited)
Revenues:
Admissions, net	28.6%	25.1%	28.7%	25.2%
Motorsports related	61.0	64.6	61.4	64.7
Food, beverage and merchandise	8.8	8.4	8.4	8.3
Other	1.6	1.9	1.5	1.8

Total revenues	100.0	100.0	100.0	100.0
Expenses:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	23.2	24.7	21.8	23.1
Motorsports related	21.0	22.6	19.2	20.3
Food, beverage and merchandise	6.1	6.2	5.9	5.9
General and administrative	16.8	18.2	15.8	17.2
Depreciation and amortization	12.1	13.0	11.6	12.5
Impairment on long-lived assets	0.0	0.3	0.0	0.2

Total expenses	79.2	85.0	74.3	79.2

Operating income	20.8	15.0	25.7	20.8
Interest income and other	0.1	0.0	0.2	0.0
Interest expense	(3.6)	(3.6)	(3.7)	(3.7)
Equity in net loss from equity investments	(37.5)	(0.3)	(18.5)	(0.5)
Other income	0.1	0.0	0.1	0.0

(Loss) income from continuing operations before income taxes	(20.1)	11.1	3.8	16.6
Income taxes	0.7	3.9	5.8	4.5

(Loss) income from continuing operations	(20.8)	7.2	(2.0)	12.1
Loss from discontinued operations	0.0	—	0.0	0.0

Net (loss) income	(20.8)%	7.2%	(2.0)%	12.1%

Comparability of results for the three and six months ended May 31, 2010 and 2009 was impacted by the following:
•	Economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates, impact our ability to sell tickets to our events and to secure revenues from corporate marketing partnerships. We believe that unprecedented adverse economic trends, particularly the decline in consumer confidence and the rise in unemployment contributed to the decrease in attendance related as well as corporate partner revenues for certain of our motorsports entertainment events during the three and six months ended May 31, 2010;

•	A NASCAR Camping World Truck series event held at Auto Club Speedway in the first quarter of fiscal 2009 was not held in the first quarter of fiscal 2010;

•	A Grand American series event was held at Homestead-Miami Speedway in the second quarter of fiscal 2010 that was held in the fourth quarter of fiscal 2009;

•	During the three and six months ended May 31, 2010, we amortized approximately $1.2 million and $2.5 million, respectively, related to an interest rate swap for which there was no comparable amortization in the same period in the prior year (see “Future Liquidity”). This amortization was recorded in interest expense in the consolidated statement of operations; and

•	As a result of the previously discussed favorable settlements and on-going discussions with certain states, during the six months ended May 31, 2010, we de-recognized potential interest and penalties totaling approximately $6.2 million or $0.13 per diluted share. This de-recognition of interest and penalties was recognized in the income tax expense in our consolidated statement of operations.
Admissions revenue decreased approximately $8.0 million, or 18.3 percent, and $17.3 million, or 18.9 percent, during the three and six months ended May 31, 2010, respectively, as compared to the same periods of the prior year. The decreases for the three and six month periods were driven by lower attendance attributable to ongoing adverse economic conditions as well as inclement weather for certain events and, to a lesser extent, a decrease in our weighted average ticket price for certain events associated with the previously discussed value pricing initiatives.
Motorsports related revenue decreased approximately $1.2 million, or 1.2 percent, and $5.1 million, or 2.6 percent, during the three and six months ended May 31, 2010, respectively, as compared to the same periods of the prior year. The decreases for the three and six month periods are substantially attributable to decreases in sponsorship, suite and hospitality revenues for certain events. To a lesser extent, contributing to the six month change was the aforementioned Camping World Truck series event not being held at Auto Club Speedway in fiscal 2010. Partially offsetting these decreases was an increase in television broadcast and ancillary rights.
Food, beverage and merchandise revenue decreased approximately $1.4 million, or 10.6 percent, and $2.4 million, or 9.1 percent, during the three and six months ended May 31, 2010, respectively, as compared to the same periods of the prior year. The decreases for the three and six month periods are substantially attributable to the previously discussed lowered attendance, and to a lesser extent, lower catering sales.
Prize and point fund monies and NASCAR sanction fees decreased approximately $0.2 million, or 0.5 percent, and $1.5 million, or 2.1 percent, during the three and six months ended May 31, 2010, respectively, as compared to the same periods of the prior year. The decreases for the three and six month periods are primarily attributable to the reduction in overall prize and point fees paid for the events held in the period as compared to the same period in prior year. To a lesser extent, contributing to the six month change was the aforementioned Camping World Truck series event at Auto Club Speedway not being held in fiscal 2010. Partially offsetting the decreases are the increases in television broadcast rights fees for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events during the periods as standard NASCAR sanctioning agreements require a specific percentage of television broadcast rights fees to be paid to competitors.
Motorsports related expenses increased by approximately $0.2 million, or 0.5 percent, and decreased by approximately $1.2 million, or 2.0 percent, during the three and six months ended May 31, 2010, respectively, as compared to the same periods of the prior year. The increase for the three month period is primarily attributable to aforementioned Grand American event that was held in the second quarter of fiscal 2010, as opposed to the fourth quarter of fiscal 2009. Partially offsetting the three month increase, and contributing to the overall six month decrease, was reduced promotional, advertising and other race related expenses during the period as a result of focused cost containment. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue increased to approximately 25.2 percent and 22.6 percent for the three and six months ended May 31, 2010, as compared to 23.3 percent and 21.3 percent for the same respective periods in the prior year. The margin decrease is primarily due to the previously discussed lower admissions and motorsports related revenue during the three month period.
Food, beverage and merchandise expense decreased approximately $0.5 million, or 5.1 percent, and $1.5 million, or 7.8 percent, during the three and six months ended May 31, 2010, respectively, as compared to the same periods of the prior year. The decreases for the three and six month periods are primarily attributable to variable costs associated with the lower sales of merchandise, catering and concessions. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue increased to approximately to 73.4 percent and 70.9 percent for the three and six months ended May 31, 2010, as compared to 69.1 percent and 69.9 percent for the same respective periods in the prior year. Contributing to the decrease in margins were lower catering sales.
General and administrative expenses remained fairly consistent for the three and six months ended May 31, 2010 as compared to the same period in the prior year as a result of ongoing cost containment initiatives. General and administrative expenses as a percentage of total revenues increased to approximately to 18.2 percent and 17.2 percent for the three and six months ended May 31, 2010, as compared to 16.8 percent and 15.9 percent for the same respective periods in the prior year. The decreased margin during the three month period is primarily due to the previously discussed decrease in revenues.
Depreciation and amortization expense during the three and six months ended May 31, 2010, respectively, was comparable to that of the same periods of the prior year.
The impairment of long-lived assets, during the three and six months ended May 31, 2010, of approximately $0.4 million and $0.7 million, respectively, is attributable to the removal of certain long-lived assets located at our motorsports facilities.
Interest income decreased approximately $0.2 million and $0.6 million during the three and six months ended May 31, 2010, respectively, as compared to the same periods of the prior year. The decrease was attributable to lower interest rates as compared to the same periods in the prior year. Slightly offsetting the decrease were higher cash balances in fiscal 2010 as compared to the same periods in fiscal 2009.
Interest expense decreased by approximately $0.4 million, or 6.7 percent, and $1.0 million, or 8.7 percent, during the three and six months ended May 31, 2010, respectively, as compared to the same periods of the prior year. The decrease is primarily due to the funding of the $150 million principal 4.2% Senior Notes maturity in April 2009 and the lower outstanding balance on our credit facility as compared to the same period in the prior year. Partially offsetting the decrease is the amortization of the aforementioned interest rate swap as well as interest on the construction loan for our new headquarters building.
Equity in net loss from equity investments represents our 50.0 percent equity investments in Motorsports Authentics and Hollywood Casino at Kansas Speedway during the three and six months ended May 31, 2010, respectively, as compared to the same periods of the prior year (see “Equity and Other Investments”).
Our effective income tax rate was approximately 34.7 percent and 26.8 percent for the three and six months ended May 31, 2010, as compared to (3.3) percent and 154.0 percent for the same respective periods of the prior year (see “Income Taxes”).
As a result of the foregoing, net income for the three and six month periods ending May 31, 2010, as compared to the same periods in prior year, reflected an increase of approximately $42.0 million, or $0.86 per diluted share, and $42.3 million, or $0.88 per diluted share, respectively.
Liquidity and Capital Resources
General
We have historically generated sufficient cash flow from operations to fund our working capital needs and capital expenditure at existing facilities, payments of an annual cash dividend, and more recently, to repurchase our shares under our Stock Purchase Plan. In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance of long-term debt, borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects. At May 31, 2010, we had cash, cash equivalents and short-term investments totaling approximately $166.8 million; $150.0 million principal amount of senior notes outstanding; $50.0 million in borrowings on our $300.0 million revolving credit facility (“2006 Credit Facility”); a debt service funding commitment of approximately $64.8 million principal amount related to the taxable special obligation revenue (“TIF”) bonds issued by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”); $51.1 million principal term loan related to our headquarters office building; and $5.3 million principal amount of other third party debt. At May 31, 2010, we had a working capital surplus of $22.3 million, primarily as a result of the borrowings on our $300.0 million 2006 Credit Facility. At November 30, 2009, we had a working capital of $104.0 million, primarily driven by the $112.0 million recovery of funds previously on deposit with the Service.
Our liquidity is primarily generated from our ongoing motorsports operations, and we expect our strong operating cash flow to continue in the future. In addition, as of May 31, 2010, we have approximately $246.1 million available to draw upon under our 2006 Credit Facility, if needed. Further, as of July 6, 2010, we repaid an additional $50.0 million of the 2006 Credit Facility, increasing availability to approximately $296.1 million. See “Future Liquidity” for additional disclosures relating to our 2006 Credit Facility and certain risks that may affect our near term operating results and liquidity.
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
During the six months ended May 31, 2010, our significant cash flows items include the following:
•	net cash provided by operating activities totaling approximately $97.0 million;

•	capital expenditures totaling approximately $51.1 million;

•	contributions to the Hollywood Casino at Kansas Speedway joint venture, totaling approximately $14.2 million; and

•	payments of long-term debt, totaling approximately $26.1 million.
Capital Expenditures
For the six months ended May 31, 2010, we spent $51.1 million on capital expenditures, compared to approximately $41.4 million for the six months ended May 31, 2009, which includes $34.8 million for projects at our existing facilities, related to construction of grandstand seating enhancements at Michigan and Talladega; grandstand seating enhancements and new vehicle parking areas at Daytona; and a variety of other improvements and renovations. The remaining balance of approximately $16.3 million is associated with approximately $8.3 million related to construction of our headquarters building which is funded from long-term restricted cash and investments provided by the headquarters financing; the purchase of land in Daytona; and additional capitalized spending for the Staten Island property.
At May 31, 2010, we have approximately $62.2 million remaining in capital projects currently approved for our existing facilities. These projects include the track repaving at Daytona; grandstand seating enhancements and infield improvements at Michigan; parking improvements at Daytona; grandstand seating enhancements at Talladega; track enhancements at Watkins Glen; improvements at various facilities for expansion of parking, camping capacity and other uses; and a variety of other improvements and renovations to our facilities that enable us to effectively compete with other sports venues for consumer and corporate spending.
As a result of these currently approved projects and anticipated additional approvals in fiscal 2010, we expect our total fiscal 2010 capital expenditures will be approximately $85.0 million to $95.0 million which includes approximately $60.0 million to $80.0 million of capital expenditures at our existing facilities, depending on the timing of certain projects.
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
Our cash flow from operations consists primarily of ticket, hospitality, merchandise, catering and concession sales and contracted revenues arising from television broadcast rights and marketing partnerships. Despite current economic conditions, we believe that cash flows from operations, along with existing cash, cash equivalents, short-term investments and available borrowings under our 2006 Credit Facility, will be sufficient to fund:
•	operations and approved capital projects at existing facilities for the foreseeable future;

•	payments required in connection with the funding of the Unified Government’s debt service requirements related to the TIF bonds;

•	payments related to our existing debt service commitments;

•	potential payments to settle the current interest rate swap agreement;

•	any potential payments associated with our keepwell agreements; and

•	payments for share repurchases under our Stock Purchase Plans.
We remain interested in pursuing further development and/or acquisition opportunities, in addition to the Hollywood Casino at Kansas Speedway and the Daytona Development Project, that would be expected to increase shareholder value, the timing, size and success, as well as associated potential capital commitments, of which are unknown at this time. Accordingly, a material acceleration of our growth strategy could require us to obtain additional capital through debt and/or equity financings. Although there can be no assurance, over the longer term we believe that adequate debt and equity financing will be available on satisfactory terms.
While we expect our strong operating cash flow to continue in the future, our financial results depend significantly on a number of factors. In addition to local, national, and global economic and financial market conditions, consumer and corporate spending could be adversely affected by security and other lifestyle conditions resulting in lower than expected future operating cash flows. General economic conditions were significantly and negatively impacted by the September 11, 2001 terrorist attacks and the wars in Iraq and Afghanistan and could be similarly affected by any future attacks or fear of such attacks, or by conditions resulting from other acts or prospects of war. Any future attacks or wars or related threats could also increase our expenses related to insurance, security or other related matters. Also, our financial results could be adversely impacted by a widespread outbreak of a severe epidemiological crisis. The items discussed above could have a singular or compounded material adverse affect on our financial success and future cash flow.
Long-Term Obligations and Commitments
On April 23, 2004, we completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, we completed an offer to exchange the senior notes for registered senior notes with substantially identical terms (“2004 Senior Notes”). At May 31, 2010, outstanding 2004 Senior Notes totaled approximately $150.0 million, net of unamortized discounts and premium, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 5.4 percent and are due April 2014.
The 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Our wholly-owned domestic subsidiaries are guarantors of the 2004 Senior Notes.
In June 2008 we entered into an interest rate swap agreement to effectively lock in a substantial portion of the interest rate exposure on approximately $150.0 million notional amount in anticipation of refinancing the $150.0 million 4.2 percent Senior Notes that matured in April 2009. This interest rate swap was designated and qualified as a cash flow hedge under ASC 815, “Accounting for Derivatives and Hedging.” As a result of the uncertainty with the U.S. credit markets in February 2009, we amended and redesignated our interest rate swap agreement as a cash flow hedge. This amended agreement, with a principal notional amount of $150.0 million and an estimated fair value of a liability totaling $26.8 million at May 31, 2010, expires in February 2011. The estimated fair value is based on relevant market information and quoted market prices at May 31, 2010 and is recognized in other comprehensive loss in the consolidated financial statements. As part of the re-designation, the fair value of the interest rate swap arrangement totaling approximately $23.2 million was frozen in other comprehensive income. During the three and six months ended May 31, 2010, we amortized approximately $1.2 million and $2.5 million, respectively, of this balance which is reflected in interest expense in the consolidated statement of operations. During fiscal 2010, we expect to amortize up to approximately $4.7 million of this balance in interest expense in the consolidated statement of operations.
Our wholly-owned subsidiary, Raceway Associates, which owns and operates Chicagoland Speedway and Route 66 Raceway, has the following debt outstanding at May 31, 2010:
•	A bank term loan (“5.8 percent Bank Loan”) consisting of a construction and mortgage note with an original 20 year term due June 2018, a current interest rate of 5.8 percent and a monthly payment of $48,000 principal and interest. The interest rate and monthly payments will be adjusted on June 1, 2013. At May 31, 2010, outstanding principal on the 5.8 percent Bank Loan was approximately $1.9 million. On June 30, 2010, we repaid the outstanding balance on the 5.8 percent Bank Loan.

•	Revenue bonds payable (“4.8 percent Revenue Bonds”) consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.8 percent Revenue Bonds have an interest rate of 4.8 percent and a monthly payment of $29,000 principal and interest. At May 31, 2010, outstanding principal on the 4.8 percent Revenue Bonds was approximately $1.7 million.

•	Revenue bonds payable (“6.8 percent Revenue Bonds”) that are special service area revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 6.8 percent Revenue Bonds are billed and paid as a special assessment on real estate taxes. Interest payments are due on a semi-annual basis at 6.8 percent with principal payments due annually. Final maturity of the 6.8 percent Revenue Bonds is January 2012. At May 31, 2010, outstanding principal on the 6.8 percent Revenue Bonds was approximately $1.7 million.
In July 2008, a wholly-owned subsidiary of ours entered into a construction term loan agreement (“6.3 percent Term Loan”) to finance the construction of our headquarters building (the International Motorsports Center (“IMC”)). The 6.3 percent Term Loan has a 25 year term due October 2034, an interest rate of 6.3 percent, and a current monthly payment of approximately $292,000. At May 31, 2010, the outstanding principal on the 6.3 percent Term Loan was approximately $51.1 million.
In January 1999, the Unified Government issued approximately $71.3 million in TIF bonds in connection with the financing of construction of Kansas Speedway. At May 31, 2010, outstanding TIF bonds totaled approximately $64.8 million, net of the unamortized discount, which is comprised of a $15.9 million principal amount, 6.2 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by our wholly-owned subsidiary, Kansas Speedway Corporation. Principal (mandatory redemption) payments per the Funding Commitment are payable by Kansas Speedway Corporation on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. Kansas Speedway Corporation granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway’s boundaries and are not our obligation. Kansas Speedway Corporation has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At May 31, 2010, the Unified Government had approximately $2.6 million in 2002 STAR Bonds outstanding. Under a keepwell agreement, we have agreed to provide financial assistance to Kansas Speedway Corporation, if necessary, to support its guarantee of the 2002 STAR Bonds.
Our $300.0 million 2006 Credit Facility contains a feature that allows us to increase the credit facility to a total of $500.0 million, subject to certain conditions. The 2006 Credit Facility is scheduled to mature in June 2011, and accrues interest at LIBOR plus 30.0 — 80.0 basis points, based on our highest debt rating as determined by specified rating agencies. At May 31, 2010, we had approximately $50.0 million outstanding under the 2006 Credit Facility. As of July 6, 2010, we repaid an additional $50.0 million of the 2006 Credit Facility.
Speedway Developments
In light of NASCAR’s publicly announced position regarding additional potential realignment of the NASCAR Sprint Cup Series schedule, we believe there are still potential development opportunities for public/private partnerships in new, underserved markets across the country, which could include Denver, Colorado, the Northwest U.S. and the New York Metropolitan area.
Hollywood Casino at Kansas Speedway
On December 1, 2009, Kansas Entertainment, LLC, (“Kansas Entertainment”) a 50/50 joint venture of Penn Hollywood Kansas, Inc. (“Penn”), a subsidiary of Penn National Gaming, Inc. and Kansas Speedway Development Corporation (“KSDC”), a wholly-owned subsidiary of ISC, was selected by the Kansas Lottery Gaming Facility Review Board to develop and operate a gaming facility in the Northeast Zone (Wyandotte County, Kansas). On February 12, 2010, Kansas Entertainment received the final approval under the Kansas Expanded Lottery Act, along with its gaming license from the Kansas Racing and Gaming Commission. Construction of the Hollywood-themed and branded entertainment destination facility began in April 2010 with a planned opening in the first half of 2012.
The initial phase of this project, approved by the Kansas Lottery Commission, comprises approximately 190,000 square feet, including a 100,000 square foot casino gaming floor. The facility includes features such as a high energy bar, dining and entertainment options and a 1,500 space parking structure, as well as capacity for approximately 2,300 slot machines and 86 table games (including 25 poker tables). Prior to the commencement of vertical construction, Kansas Entertainment is working constructively with the Kansas Lottery Commission to finalize the optimum scope and mix of gaming operations and amenities. Kansas Entertainment anticipates partially funding the first phase of the development with equity contributions of approximately $60.0 million from each partner. In addition, Kansas Entertainment currently plans to pursue financing of approximately $170.0 million to $180.0 million, including gaming equipment, preferably on a project secured non-recourse basis. Penn is the managing member of Kansas Entertainment and will be responsible for the development and operation of the casino and hotel.
Daytona Development Project
Since May 2007, we have been exploring development of a mixed-use entertainment destination development on 71 acres located directly across International Speedway Boulevard from our Daytona motorsports entertainment facility.
The initial development includes the recently completed approximately 188,000 square foot office building (the International Motorsports Center, or “IMC”) which houses the headquarters of ISC, NASCAR, Grand American and their related businesses, and additional space for other tenants. The IMC was financed in July 2008 through a $51.3 million construction term loan obtained by our wholly-owned subsidiary, which was created to own and operate the office building.
Approved land use entitlements for the remaining project call for a 265,000 square foot mixed-use retail/dining/entertainment area including a movie theater with up to 2,500-seats, a residential component and a 160-room hotel. Development of the balance of the project is dependent on several factors, including lease arrangements, availability of project financing and overall market conditions. We have relocated from our prior office building, which is expected to be razed as part of our Daytona Development Project. We recognized additional depreciation on this existing office building of approximately $0.5 million and $1.0 million for the three and six months ended May 31, 2009, respectively. There was no additional depreciation recognized in fiscal year 2010.
While we continue to believe that a mixed-use retail/dining/entertainment area located across from our Daytona facility will be a successful project, given the current economic conditions and the uncertainty associated with the future, development of the project will depend on its economic feasibility.
Staten Island Property
In connection with our efforts to develop a major motorsports entertainment facility in the New York metropolitan area, our subsidiary, 380 Development, LLC, purchased 676 acres located in the New York City borough of Staten Island in early fiscal 2005 and began improvements including fill operations on the property. In December 2006, we announced our decision to discontinue pursuit of the speedway development on Staten Island. In October 2009, we announced that we had entered into a definitive agreement with KB Marine Holdings LLC (“KB Holdings”) under which KB Holdings would acquire 100.0 percent of the outstanding equity membership interests of 380 Development for a total purchase price of $80.0 million. The purchase and sale agreement (“Agreement”) called for the transaction to close no later than February 25, 2010, subject to certain conditions, including KB Holdings securing the required equity commitments to acquire the property and performing its obligations under the Agreement. As a result of KB Holdings’ failure to perform its obligations, the closing did not occur on February 25, 2010.
On April 19, 2010, we executed an amendment to the Agreement which provided an extension to KB Holdings to close the transaction on or before June 30, 2010. Under the terms of that extension, the maximum purchase price to be paid by KB Holdings is $88.0 million, however, certain price reductions were available if the closing were to occur before June 30. The closing did not occur on June 30 and we are presently negotiating a further extension to the Agreement. While we remain optimistic that a closing will occur, there can be no assurance that we will reach an agreement with KB Holdings on a further extension, or that KB Holdings will secure the required equity commitments and proceed to closing.
Inflation
We do not believe that inflation has had a material impact on our operating costs and earnings.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the three and six months ended May 31, 2010, there have been no material changes in our market risk exposures.
From time to time we utilize derivative investments in the form of interest rate swaps and locks to manage the fixed and floating interest rate mix of our total debt portfolio and related overall cost of borrowing. The notional amount, interest payment and maturity dates of the swaps and locks match the terms of the debt they are intended to modify. In June 2008, we entered into an interest rate swap agreement to effectively lock in a substantial portion of the interest rate exposure on approximately $150.0 million notional amount in anticipation of refinancing the $150.0 million 4.2 percent Senior Notes that matured in April 2009. This interest rate swap was designated and qualified as a cash flow hedge under ASC 815, “Derivative and Hedging.” As a result of the uncertainty with the

U.S. credit markets in February 2009, we amended and re-designated our interest rate swap agreement as a cash flow hedge. This amended agreement, with a principal notional amount of $150.0 million and an estimated fair value of a liability totaling $26.8 million at May 31, 2010, expires in February 2011. The estimated fair value is based on relevant market information and quoted market prices at May 31, 2010 and changes in assumptions or market conditions could significantly affect fair value estimates.
ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES
Subsequent to May 31, 2010, and prior to the filing of this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at May 31, 2010, and during the period prior to the filing of this report.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Maximum number of
				shares (or approximate
			Total number of	dollar value of shares)
			shares purchased as	that may yet be
	Total number	Average	part of publicly	purchased under the
	of shares	price paid	announced plans or	plans or programs (in
Period	purchased	per share	programs	thousands)
March 1, 2009 – March 31, 2009	—	$—	—	$32,000
April 1, 2010 – April 30, 2010
Repurchase program (1)	—	$—	—	$32,000
Employee transactions (2)	11,060	25.77	—
Other (3)	219,388	25.47	—
May 1, 2010 – May 31, 2010	—	$—	—	$32,000

	230,448

(1)	Our approved stock purchase plan (the “Plan”) allows us to purchase up to $250.0 million of its outstanding Class A common shares. The timing and amount of any shares repurchased under the Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Plan may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from our insiders or their affiliates. Since inception of the Plan through May 31, 2010, we have purchased 5,099,797 shares of our Class A common shares, for a total of approximately $218.0 million. Included in these totals are the purchases of 185,070 shares of our Class A common shares during the six months ended May 31, 2010, at an average cost of approximately $28.53 per share (including commissions), for a total of approximately $5.3 million. There were no purchases of its Class A common shares during the three months ended May 31, 2010. At May 31, 2010, we have approximately $32.0 million remaining repurchase authority under the current Plan.

(2)	Represents shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares that vested during the period.

(3)	Represents shares of our common stock delivered to us in satisfaction of repayment of cumulative premiums previously paid by us for split-dollar life insurance agreements.
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Articles of Amendment of the Restated and Amended Articles of Incorporation of the Company, as filed with the Florida Department of State on July 26, 1999 (incorporated by reference from exhibit 3.1 of the Company’s Report on Form 8-K dated July 26, 1999)

3.2	Conformed copy of Amended and Restated Articles of Incorporation of the Company, as amended as of July 26, 1999 (incorporated by reference from exhibit 3.2 of the Company’s Report on Form 8-K dated July 26, 1999)

3.3	Conformed copy of Amended and Restated By-Laws of the Company, as amended as of April 9, 2003. (incorporated by reference from exhibit 3.3 of the Company’s Report on Form 10-Q dated April 10, 2003)

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer — filed herewith

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer — filed herewith

32	Section 1350 Certification — filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)
Date: July 8, 2010	/s/ Daniel W. Houser
Daniel W. Houser, Senior Vice President,
Chief Financial Officer, Treasurer and Principal Accounting Officer