Form 10-Q
period 2010-08-31
INTERNATIONAL SPEEDWAY CORP
filed 2010-10-07
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2010
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class A Common Stock	27,698,001 shares	as of August 31, 2010
Class B Common Stock	20,466,599 shares	as of August 31, 2010

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 6. EXHIBITS
SIGNATURES
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30, 2009	August 31, 2010
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$158,572	$89,225
Short-term investments	200	—
Receivables, less allowance of $1,200 in 2009 and 2010, respectively	41,934	38,391
Inventories	2,963	3,668
Income taxes receivable	4,015	5,260
Deferred income taxes	2,172	10,168
Prepaid expenses and other current assets	8,100	14,105

Total Current Assets	217,956	160,817
Property and Equipment, net of accumulated depreciation of $540,176 and $585,491, respectively	1,353,636	1,378,412
Other Assets:
Long-term restricted cash and investments	10,144	1,001
Equity investments	—	33,768
Intangible assets, net	178,610	178,610
Goodwill	118,791	118,791
Other	29,766	9,092

	337,311	341,262

Total Assets	$1,908,903	$1,880,491

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$3,387	$3,022
Accounts payable	18,801	28,080
Deferred income	63,999	87,549
Income taxes payable	8,668	169
Other current liabilities	19,062	43,867

Total Current Liabilities	113,917	162,687

Long-Term Debt	343,793	265,581
Deferred Income Taxes	239,767	263,159
Long-Term Tax Liabilities	20,917	5,516
Long-Term Deferred Income	12,775	11,132
Other Long-Term Liabilities	30,481	3,411
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 27,810,169 and 27,560,000 issued and outstanding in 2009 and 2010, respectively	278	276
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 20,579,682 and 20,466,599 issued and outstanding in 2009 and 2010, respectively	205	204
Additional paid-in capital	493,765	483,533
Retained earnings	665,274	696,879
Accumulated other comprehensive loss	(12,269)	(11,887)

Total Shareholders’ Equity	1,147,253	1,169,005

Total Liabilities and Shareholders’ Equity	$1,908,903	$1,880,491

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Three Months Ended
	August 31, 2009	August 31, 2010
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$52,354	$42,518
Motorsports related	105,965	102,997
Food, beverage and merchandise	12,625	11,789
Other	1,969	2,890

	172,913	160,194
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	41,228	39,607
Motorsports related	49,194	45,209
Food, beverage and merchandise	8,857	8,069
General and administrative	26,462	26,421
Depreciation and amortization	17,888	18,910
Impairment of long-lived assets	13,716	405

	157,345	138,621

Operating income	15,568	21,573
Interest income	237	31
Interest expense	(3,793)	(17,614)
Equity in net loss from equity investments	(3,239)	(85)
Other income	97	—

Income from continuing operations before income taxes	8,870	3,905
Income taxes	4,414	296

Income from continuing operations	4,456	3,609
Loss from discontinued operations, net of income tax benefits of $32 and $0, respectively	(43)	—

Net income	$4,413	$3,609

Basic earnings per share:
Income from continuing operations	$0.09	$0.08
Loss from discontinued operations	—	—

Net income	$0.09	$0.08

Diluted earnings per share:
Income from continuing operations	$0.09	$0.08
Loss from discontinued operations	—	—

Net income	$0.09	$0.08

Basic weighted average shares outstanding	48,523,495	48,026,599

Diluted weighted average shares outstanding	48,627,020	48,110,000

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Nine Months Ended
	August 31, 2009	August 31, 2010
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$143,870	$116,750
Motorsports related	301,407	293,311
Food, beverage and merchandise	39,426	36,156
Other	6,707	8,169

	491,410	454,386
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	110,760	107,683
Motorsports related	110,256	105,071
Food, beverage and merchandise	27,583	25,336
General and administrative	76,966	76,913
Depreciation and amortization	54,768	55,694
Impairment of long-lived assets	13,801	1,061

	394,134	371,758

Operating income	97,276	82,628
Interest income	932	131
Interest expense	(15,572)	(28,369)
Equity in net loss from equity investments	(62,152)	(1,634)
Other income	430	—

Income from continuing operations before income taxes	20,914	52,756
Income taxes	22,965	13,398

(Loss) income from continuing operations	(2,051)	39,358
Loss from discontinued operations, net of income tax benefits of $96 and $25, respectively	(130)	(47)

Net (loss) income	$(2,181)	$39,311

Basic earnings per share:
(Loss) income from continuing operations	$(0.04)	$0.82
Loss from discontinued operations	—	—

Net (loss) income	$(0.04)	$0.82

Diluted earnings per share:
(Loss) income from continuing operations	$(0.04)	$0.82
Loss from discontinued operations	—	—

Net (loss) income	$(0.04)	$0.82

Dividends per share	$0.14	$0.16

Basic weighted average shares outstanding	48,545,757	48,147,824

Diluted weighted average shares outstanding	48,545,757	48,244,493

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statement of Shareholders’ Equity

	Class A	Class B
	Common	Common			Accumulated
	Stock	Stock	Additional		Other	Total
	$.01 Par	$.01 Par	Paid-in	Retained	Comprehensive	Shareholders’
	Value	Value	Capital	Earnings	Loss	Equity
	(Unaudited)
	(In Thousands)
Balance at November 30, 2009	$278	$205	$493,765	$665,274	$(12,269)	$1,147,253
Activity 12/1/09 — 8/31/10:
Comprehensive income
Net income	—	—	—	39,311	—	39,311
Gain on currency translation, net of income taxes of $15	—	—	—	—	24	24
Interest rate swap amortization, net of income taxes of $5,295	—	—	—	—	8,145	8,145
Interest rate swap fair value, including tax benefit of $5,062	—	—	—	—	(7,787)	(7,787)

Total comprehensive income						39,693
Cash dividends ($0.16 per share)	—	—	—	(7,706)	—	(7,706)
Reacquisition of previously issued common stock	(3)	—	(11,039)	—	—	(11,042)
Conversion of Class B Common Stock to Class A Common Stock	1	(1)	—	—	—	—
Income tax benefit related to stock-based compensation	—	—	(585)	—	—	(585)
Stock-based compensation	—	—	1,392	—	—	1,392

Balance at August 31, 2010	$276	$204	$483,533	$696,879	$(11,887)	$1,169,005

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Nine Months Ended
	August 31, 2009	August 31, 2010
	(Unaudited)
	(In Thousands)
OPERATING ACTIVITIES
Net (loss) income	$(2,181)	$39,311
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	54,768	55,694
Stock-based compensation	1,663	1,392
Amortization of financing costs	431	457
Amortization of interest rate swap	—	8,145
Deferred income taxes	6,296	3,519
Loss from equity investments	62,152	1,634
Impairment of long-lived assets, non-cash	13,801	1,061
Other, net	(641)	33
Changes in operating assets and liabilities:
Receivables, net	1,250	3,543
Inventories, prepaid expenses and other assets	(6,833)	(13,495)
Deposits with the Internal Revenue Service	111,984	—
Payments on interest rate swap	—	(17,872)
Accounts payable and other liabilities	7,736	7,426
Deferred income	7,486	21,907
Income taxes	(18,340)	(3,546)

Net cash provided by operating activities	239,572	109,209

INVESTING ACTIVITIES
Capital expenditures	(65,519)	(74,744)
Proceeds from equity investments/affiliates	12,500	—
Equity investments and advances to affiliates	(632)	(21,354)
Decrease in restricted cash	24,986	9,143
Proceeds from short-term investments	—	200
Other, net	(1,027)	—

Net cash used in investing activities	(29,692)	(86,755)

FINANCING ACTIVITIES
Payments under credit facility	(50,000)	(75,000)
Payment of long-term debt	(151,550)	(3,640)
Cash dividend paid	(6,822)	(7,706)
Reacquisition of previously issued common stock	(3,020)	(5,455)

Net cash used in financing activities	(211,392)	(91,801)

Net decrease in cash and cash equivalents	(1,512)	(69,347)
Cash and cash equivalents at beginning of period	218,920	158,572

Cash and cash equivalents at end of period	$217,408	$89,225

See accompanying notes.

International Speedway Corporation
Notes to Consolidated Financial Statements
August 31, 2010
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
Reclassifications. Certain prior year amounts in the Consolidated Balance Sheets and Statements of Operations have been reclassified to conform to the current year presentation.
Unless indicated otherwise, all disclosures in the notes to the consolidated financial statements relate to continuing operations.
Because of the seasonal concentration of racing events, the results of operations for the three and nine months ended August 31, 2009 and 2010 are not indicative of the results to be expected for the year.
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
3. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended August 31, 2009 and 2010 (in thousands, except share and per share amounts):

	Three Months Ended		Nine months ended
	August 31,	August 31,	August 31,	August 31,
	2009	2010	2009	2010
Basic and diluted:
Income (loss) from continuing operations	$4,456	$3,609	$(2,051)	$39,358
Loss from discontinued operations	(43)	—	(130)	(47)

Net income (loss)	$4,413	$3,609	$(2,181)	$39,311

Basic earnings per share denominator:
Weighted average shares outstanding	48,523,495	48,026,599	48,545,757	48,147,824

Basic earnings per share:
Income (loss) from continuing operations	$0.09	$0.08	$(0.04)	$0.82
Loss from discontinued operations	—	—	—	—

Net income (loss)	$0.09	$0.08	$(0.04)	$0.82

Diluted earnings per share denominator:
Weighted average shares outstanding	48,523,495	48,026,599	48,545,757	48,147,824
Common stock options	—	4,106	—	2,355
Contingently issuable shares	103,525	79,295	—	94,314

Diluted weighted average shares outstanding	48,627,020	48,110,000	48,545,757	48,244,493

Diluted earnings per share:
Income (loss) from continuing operations	$0.09	$0.08	$(0.04)	$0.82
Loss from discontinued operations	—	—	—	—

Net income (loss)	$0.09	$0.08	$(0.04)	$0.82

Anti-dilutive shares excluded in the computation of diluted earnings per share	259,746	275,572	355,929	269,020

4. Equity and Other Investments
Hollywood Casino at Kansas Speedway
On December 1, 2009, Kansas Entertainment, LLC, (“Kansas Entertainment”) a 50/50 joint venture of Penn Hollywood Kansas, Inc. (“Penn”), a subsidiary of Penn National Gaming, Inc. and Kansas Speedway Development Corporation (“KSDC”), a wholly-owned subsidiary of ISC, was selected by the Kansas Lottery Gaming Facility Review Board to develop and operate a gaming facility in the Northeast Zone (Wyandotte County, Kansas). On February 12, 2010, Kansas Entertainment received the final approval under the Kansas Expanded Lottery Act, along with its gaming license from the Kansas Racing and Gaming Commission. Construction of the Hollywood-themed and branded entertainment destination facility, overlooking turn two of Kansas Speedway, began in April 2010 with a planned opening in the first half of 2012.
The initial phase of this project, including certain changes to the scope and mix of gaming operations and amenities approved by the Kansas Lottery Commission in August 2010, features an 82,000 square foot casino with 2,000 slot machines and 52 table games (including 12 poker tables), a 1,253 space parking structure as well as a sports-themed bar, dining and entertainment options. Kansas Entertainment anticipates funding the initial phase of the development with a mix of equity contributions from each partner as well third party financing, preferably on a project secured non-recourse basis, which it is currently pursuing. KSDC and Penn will share equally in the cost of developing and constructing the facility. The Company currently estimates that its share of capitalized development costs for the project, excluding the Company’s contribution of the land, will be approximately $155.0 million. In addition, the Company expects to continue to incur certain other start up and related costs through opening, a number of which will be expensed through equity in net loss from equity investments. Penn is the managing member of Kansas Entertainment and will be responsible for the development and operation of the casino and hotel.
The Company has accounted for Kansas Entertainment as an equity investment in its financial statements as of August 31, 2010. The Company’s 50.0 percent portion of Kansas Entertainment’s net loss is approximately $0.1 million and $1.6 million, for the three and nine months ended August 31, 2010, related to certain start up costs, and is included in equity in net loss from equity investments in its consolidated statements of operations. There were no operations included in its consolidated statements of operations in the same period in fiscal 2009.
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
As a result of the foregoing which triggered the Company’s evaluation performed under ASC 320-10 it recognized significant impairments of its equity investment in MA during the second and fourth quarters of fiscal 2009, resulting in a reduction to the carrying value of its investment in MA to zero at November 30, 2009. MA’s management, with the assistance of an independent appraisal firm, completed its review in the fourth quarter of fiscal 2009, concluding that the fair value of MA’s goodwill and intangible assets should be reduced to zero.
Going into fiscal 2010, MA management and ownership continued to explore business strategies in conjunction with certain motorsports industry stakeholders that allow the possibility for MA to operate profitably in the future. As with any business in an adverse economic environment, management must find the optimal business model for long-term viability. In addition to revisiting the business vision for MA, management, with support of ownership, has undertaken certain initiatives to improve inventory controls and buying cycles, as well as implemented changes to make MA a more efficiently operated and profitable company. The Company believes a revised MA business vision, which includes the successful resolution of license agreement terms and favorable license terms in the future, along with a focus on its core competencies, streamlined operations, reduced operating costs and inventory risk, are necessary for MA to survive as a profitable operation in the future.
In July 2010, certain industry stakeholders created the NASCAR Licensing Trust (“Trust”) that is represented by a Board of Directors that includes representatives from NASCAR, the sanctioning body, and from NASCAR Teams. Under this new agreement, the Trust brings a new structure to the licensing business that will be more efficient for the industry. The benefit to the licensees is a more focused and streamlined licensing business that will reduce cost, foster more efficient administrative processes, and allow for more cohesive retail and marketing strategies.
The Trust represents four key categories — die-cast, toys, apparel and trackside retail rights — and grants the rights of any NASCAR driver that is participating in the licensing categories included in the Trust. The revenues will be distributed based on percentage of licensed sales and allocated according to actual earnings to each licensor. This should allow the industry to more efficiently manage costs and increase revenues, while providing a wider selection of products for fans.
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
As a result of the settlement, the Company’s remaining guaranty exposure, to one NASCAR team licensor, has been reduced to approximately $5.5 million and will be satisfied upon MA making certain payments to the team through January 2013. While it is possible that some obligation under this guarantee may occur in the future, the amount the Company will ultimately pay cannot be estimated at this time. In any event, the Company does not believe that the ultimate financial outcome will have a material impact on its financial position or results of operations.
The Company’s 50.0 percent portion of MA’s net loss from operations, including the previously discussed impairment recognized in the second quarter of fiscal 2009, are approximately $3.2 million and approximately $62.1 million, for the three month and nine month periods ended August 31, 2009, and are included in equity in net loss from equity investments in its consolidated statements of operations. The Company did not recognize any net income or loss from operations of MA during the three and nine months ended August 31, 2010, respectively.
Staten Island Property
In connection with the Company’s efforts to develop a major motorsports entertainment facility in the New York metropolitan area, its subsidiary, 380 Development, LLC (“380 Development”), purchased 676 acres located in the New York City borough of Staten Island in early fiscal 2005 and began improvements including fill operations on the property. In December 2006, the Company announced its decision to discontinue pursuit of the speedway development on Staten Island. In October 2009, the Company announced that it had entered into a definitive agreement with KB Marine Holdings LLC (“KB Holdings”) under which KB Holdings would acquire 100.0 percent of the outstanding equity membership interests of 380 Development. The purchase and sale agreement (“Agreement”) called for the transaction to close no later than February 25, 2010, subject to certain conditions, including KB Holdings securing the required equity commitments to acquire the property and performing its obligations under the Agreement. As a result of KB Holdings’ failure to perform its obligations, the closing did not occur on February 25, 2010.
On September 2, 2010, the Company executed a second amendment to the Agreement which provided an extension to KB Holdings to close the transaction on or before November 30, 2010. Under the terms of that extension, the purchase price to be paid by KB Holdings is $88.0 million, $33.6 million of which, in non-refundable deposits and cash, is to be received at or prior to closing, and $54.4 million of which will be in the form of a promissory note payable on or before August 31, 2011. The promissory note will have a market-based interest rate and will be secured by a first priority security interest in the outstanding equity membership interests of 380 Development. The Company expects the proceeds from the sale, net of applicable broker commissions and other closing costs will result in an immaterial gain or loss on the transaction upon closing.
While the Company remains optimistic that a closing will occur, there can be no assurance that KB Holdings will secure the required equity commitments and proceed to closing.

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

		August 31, 2010
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$6	$4

Total amortized intangible assets	10	6	4
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793

Total non-amortized intangible assets	178,606	—	178,606

Total intangible assets	$178,616	$6	$178,610

The following table presents current and expected amortization expense of the existing intangible assets as of August 31, 2010 for each of the following periods (in thousands):

Amortization expense for the nine months ended August 31, 2010	$0
Estimated amortization expense for the year ending November 30:
2010	$1
2011	1
2012	1
2013	1
There were no changes in the carrying value of goodwill during the three months ended August 31, 2010.

6. Long-Term Debt
Long-term debt consists of the following (in thousands):

	November 30,	August 31,
	2009	2010

5.4 percent Senior Notes	$149,950	$149,959
5.8 percent Bank Loan	2,109	—
4.8 percent Revenue Bonds	1,807	1,609
6.8 percent Revenue Bonds	2,285	1,180
6.3 percent Term Loan	51,300	51,071
TIF bond debt service funding commitment	64,729	64,784
2006 Credit Facility	75,000	—

	347,180	268,603
Less: current portion	3,387	3,022

	$343,793	$265,581

On April 23, 2004, the Company completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, the Company completed an offer to exchange these unsecured senior notes for registered senior notes with substantially identical terms (“2004 Senior Notes”). At August 31, 2010, outstanding 2004 Senior Notes totaled approximately $150.0 million, net of unamortized discounts, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 5.4 percent and are due April 2014. The 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at the option of the Company, at any time or from time to time at redemption prices as defined in the indenture. The Company’s wholly owned domestic subsidiaries are guarantors of the 2004 Senior Notes. The 2004 Senior Notes also contain various restrictive covenants. Total gross proceeds from the sale of the 2004 Senior Notes were $300.0 million, net of discounts of approximately $431,000 and approximately $2.6 million of deferred financing fees. The deferred financing fees are being treated as additional interest expense and amortized over the life of the 2004 Senior Notes on a straight-line method, which approximates the effective yield method. In March 2004, the Company entered into interest rate swap agreements to effectively lock in the interest rate on approximately $150.0 million of the 4.2 percent Senior Notes. The Company terminated the interest rate swap agreements on April 23, 2004 and received approximately $2.2 million, which was amortized over the life of the 4.2 percent Senior Notes that matured in April 2009.
In June 2008, the Company entered into an interest rate swap agreement to effectively lock in a substantial portion of the interest rate exposure on approximately $150.0 million notional amount in anticipation of refinancing the $150.0 million 4.2 percent Senior Notes that matured in April 2009. This interest rate swap was designated and qualified as a cash flow hedge under ASC 815, “Accounting for Derivatives and Hedging.” As a result of the uncertainty with the U.S. credit markets, in February 2009, the Company amended and re-designated its interest rate swap agreement as a cash flow hedge with an expiration in February 2011.
In August 2010, based on its current financial position, the Company discontinued approximately $50.0 million notional amount of the cash flow hedge and settled the related liability for approximately $12.4 million, as it became probable that the original forecasted amount of the transaction will be reduced from $150.0 million to $100.0 million. The Company did not re-designate the remaining $100.0 million notional amount of the remaining interest rate swap and as a result recognized the subsequent change in fair value of the swap through August 31, 2010, totaling approximately $3.1 million, as additional interest expense in its consolidated income statement during the third quarter of fiscal 2010. Also, in August 2010, the Company settled an additional $20.0 million notional amount of the cash flow hedge and paid the related liability for approximately $5.4 million. As a result of these transactions, the remaining notional amount of the swap was $80.0 million and had an estimated fair value of a liability totaling approximately $22.6 million at August 31, 2010. The estimated fair value is based on relevant market information and quoted market prices at August 31, 2010 and is recognized in other comprehensive loss or interest expense in the consolidated financial statements. In September 2010 the Company settled an additional $20.0 million notional amount of the cash flow hedge resulting in a payment of approximately $5.4 million. As part of the re-designation in February 2009 and the discontinuance of a portion of the hedged transaction in August 2010, the change in the fair value of the interest rate swap arrangement totaling approximately $32.6 million was deferred in other comprehensive income. During the three and nine months ended August 31, 2010, as a result of the above transactions, the Company recognized approximately $10.9 million and $13.4 million, respectively, of this balance which is reflected in interest expense in the consolidated statement of operations. Based on the current assumptions of the Company’s future debt issuance, it expects to recognize up to approximately $2.1 million of this balance in interest expense over the next 12 months in the consolidated statement of operations.
The Company’s wholly owned subsidiary, Raceway Associates, which owns and operates Chicagoland Speedway and Route 66 Raceway, has the following debt outstanding at August 31, 2010:
•	Revenue bonds payable (“4.8 percent Revenue Bonds”) consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.8 percent Revenue Bonds have an interest rate of 4.8 percent and a monthly payment of $29,000 principal and interest. At August 31, 2010, outstanding principal on the 4.8 percent Revenue Bonds was approximately $1.6 million.

•	Revenue bonds payable (“6.8 percent Revenue Bonds”) that are special service area revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 6.8 percent Revenue Bonds are billed and paid as a special assessment on real estate taxes. Interest payments are due on a semi-annual basis at 6.8 percent with principal payments due annually. Final maturity of the 6.8 percent Revenue Bonds is January 2012. At August 31, 2010, outstanding principal on the 6.8 percent Revenue Bonds was approximately $1.2 million.
In July 2008, a wholly owned subsidiary of the Company entered into a construction term loan agreement (“6.3 percent Term Loan”) to finance the construction of the International Motorsports Center, the Company’s headquarters building. The 6.3 percent Term Loan has a 25 year term due October 2034, an interest rate of 6.3 percent, and a current monthly payment of approximately $292,000. At August 31, 2010, the outstanding principal on the 6.3 percent Term Loan was approximately $51.1 million.
In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”), issued approximately $71.3 million in taxable special obligation revenue (“TIF”) bonds in connection with the financing of construction of Kansas Speedway. At August 31, 2010, outstanding TIF bonds totaled approximately $64.8 million, net of the unamortized discount, which is comprised of a $15.9 million principal amount, 6.2 percent term bond due December 1, 2017 and $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation. The bond financing documents contain various restrictive covenants.
The Company currently has a $300.0 million revolving credit facility (“2006 Credit Facility”) which contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions. The 2006 Credit Facility is scheduled to mature in June 2011, and accrues interest at LIBOR plus 30.0-80.0 basis points, based on the Company’s highest debt rating as determined by specified rating agencies. The 2006 Credit Facility contains various restrictive covenants. At August 31, 2010, the Company had no outstanding amounts under the Credit Facility.
Total interest expense from continuing operations incurred by the Company was approximately $3.8 million and $17.6 million for the three months ended August 31, 2009 and 2010, respectively, and approximately $15.6 million and $28.4 million for the nine months ended August 31, 2009 and 2010, respectively. Interest expense for the fiscal 2010 three and nine month periods ended August 31, 2010, include approximately $14.1 million and $16.6 million, respectively, related to the interest rate swap settlements. Total interest capitalized for the three months ended August 31, 2009 and 2010 was approximately $0.7 million and $0.7 million, respectively, and approximately $2.0 million and $1.5 million for the nine months ended August 31, 2009 and 2010, respectively.
Financing costs of approximately $4.3 million and $3.9 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2009 and August 31, 2010, respectively. These costs are being amortized on a straight-line method, which approximates the effective yield method, over the life of the related financing.

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
At August 31, 2010, the Company had money market funds totaling approximately $45.7 million which are included in cash and cash equivalents in its consolidated balance sheets. All inputs used to determine fair value are considered level 1 inputs.
Fair values of long-term debt are based on quoted market prices at the date of measurement. The Company’s credit facilities approximate fair value as they bear interest rates that approximate market. Fair value related to the interest rate swap is based on quoted market prices and discounted cash flow methodology. These inputs used to determine fair value are considered level 2 inputs. The fair value of the remaining long-term debt, as determined by quotes from financial institutions, was approximately $275.9 million compared to the carrying amount of approximately $272.2 million and approximately $274.3 million compared to the carrying amount of approximately $268.6 million at November 30, 2009 and August 31, 2010, respectively. The Company carries its interest rate swap agreement at its estimated fair value of a liability totaling approximately $22.6 million at August 31, 2010.
The Company had no level 3 inputs as of August 31, 2010.
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
Since inception of the Plan through August 31, 2010, the Company has purchased 5,099,797 shares of its Class A common shares, for a total of approximately $218.0 million. Included in these totals are the purchases of 185,070 shares of its Class A common shares during the nine months ended August 31, 2010, at an average cost of approximately $28.53 per share (including commissions), for a total of approximately $5.3 million. There were no purchases of its Class A common shares during the three months ended August 31, 2010. At August 31, 2010, the Company has approximately $32.0 million remaining repurchase authority under the current Plan.
9. Long-Term Stock Incentive Plan
In May 2010, the Company awarded and issued a total of 35,008 restricted shares of the Company’s Class A common shares to certain officers and managers under the Company’s Long-Term Stock Incentive Plan (the “2006 Plan”). The shares of restricted stock awarded in May 2010, vest at the rate of 50.0 percent on the third anniversary of the award date and the remaining 50.0 percent on the fifth anniversary of the award date. The weighted average grant date fair value of these restricted share awards was $30.56 per share. In accordance with ASC 718, “Compensation — Stock Compensation” the Company is recognizing stock-based compensation on its restricted shares awarded on the accelerated method over the requisite service period.
In July 2010, the Company granted a total of 31,332 options to the non-employee directors to purchase the Company’s Class A Common Stock. The exercise price of these options is $25.68 per share. The non-employee director’s options become exercisable one year after the date of grant and expire on the tenth anniversary of the date of grant. In accordance with ASC 718 the Company is recognizing stock-based compensation on its stock options granted on the straight-line method over the requisite service period. The fair value of each option granted is estimated on the grant date using the Black-Scholes-Merton option-pricing valuation model that uses the assumptions in the following table:

Weighted average volatility	31.44%
Expected dividends	0.6%
Expected term (in years)	7.3
Risk-free rate	2.3%
The weighted average grant-date fair value of the options granted in July 2010 was $9.20 per option.
10. Income Taxes
As of August 31, 2010, in accordance with ASC 740, “Income Taxes,” the Company has a total liability of approximately $5.5 million for uncertain tax positions, inclusive of tax, interest, and penalties. Of this amount, approximately $4.2 million represents income tax liability for uncertain tax positions related to various federal and state income tax matters. If the accrued liability was de-recognized, approximately $2.7 million of taxes would impact the Company’s consolidated statement of operations as a reduction to its effective tax rate. Included in the balance sheet at August 31, 2010 are approximately $1.5 million of items of which, under existing tax laws, the ultimate deductibility is certain but for which the timing of the deduction is uncertain. Because of the impact of deferred income tax accounting, a deduction in a subsequent period would result in a deferred tax asset. Accordingly, upon de-recognition, the tax benefits associated with the reversal of these timing differences would have no impact, except for related interest and penalties, on the Company’s effective income tax rate.
The Company recognizes interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. As of August 31, 2010, the Company has accrued approximately $1.2 million of interest and $0.1 million of penalties related to uncertain tax positions. If the accrued interest was de-recognized, approximately $0.8 million would impact the Company’s consolidated statement of operations as a reduction to its effective tax rate.
Settlement with Internal Revenue Service
Effective May 28, 2009, the Company entered into a definitive settlement agreement (the “Settlement”) with the Internal Revenue Service (the “Service”). The Settlement concludes an examination process the Service opened in fiscal 2002 that challenged the tax depreciation treatment of a significant portion of the Company’s motorsports entertainment facility assets. The Company believes the Settlement reached an appropriate compromise on this issue. As a result of the Settlement, the Company is currently pursuing settlements on similar terms with the appropriate state tax authorities. Based on settlements and ongoing discussions with certain states during the nine months ended August 31, 2010, the Company de-recognized potential interest and penalties totaling approximately $6.3 million or $0.13 per diluted share. This de-recognition of interest and penalties was recognized in the income tax expense in the Company’s consolidated statement of operations. Under these terms, the Company expects to pay between $0.5 million and $1.5 million in total to finalize the remaining settlements with various states. The Company believes that it has provided adequate reserves related to these various state matters including interest charges through August 31, 2010, and, as a result, does not expect that such an outcome would have a material adverse effect on results of operations.
Effective Income Tax Rates
The tax treatment of providing a valuation allowance related to losses incurred by our MA equity investment, partially offset by the reduction in income taxes due to the interest income related to the Settlement with the Service, are the principal causes of the increased effective income tax rate during the three and nine months ended August 31, 2009. The de-recognition of potential interest and penalties associated with the aforementioned state settlements is the principal cause of the reduced effective income tax rate during the three and nine months ended August 31, 2010.
As a result of the above items, the Company’s effective income tax rate increased from the statutory income rate to approximately 49.8 percent and 109.8 percent for the three and nine months ended August 31, 2009, respectively, and decreased from the statutory income rate to approximately 7.6 percent and 25.4 percent for the three and nine months ended August 31, 2010, respectively.
11. Related Party Disclosures and Transactions
All of the racing events that take place during the Company’s fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association; AMA Pro Racing; the Automobile Racing Club of America; the American Sportbike Racing Association — Championship Cup Series; the Federation Internationale de L’Automobile; the Federation Internationale Motocycliste; Grand American Road Racing Association (“Grand American”); Historic Sportscar Racing; IndyCar; National Association for Stock Car Auto Racing (“NASCAR”); National Hot Rod Association (“NHRA”); the Porsche Club of America; the Sports Car Club of America; the Sportscar Vintage Racing Association; the United States Auto Club; and the World Karting Association. NASCAR, Grand American and AMA Pro Racing, each of which sanctions some of the Company’s principal racing events, are entities controlled by one or more members of the France Family Group which controls approximately 70.0 percent of the combined voting power of the outstanding stock of the Company, as of August 31, 2010, and some members of which serve as directors and officers of the Company. Standard NASCAR sanction agreements require event promoters to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR and its subsidiaries from continuing operations for disbursement to competitors, which are exclusive of sanction fees from NASCAR and its subsidiaries, totaled approximately $33.2 million and $31.9 million for the three months ended August 31, 2009 and 2010, respectively, and $92.6 million and $90.2 million for the nine months ended August 31, 2009 and 2010, respectively. There were no prize and point fund monies paid by the Company to NASCAR or its subsidiaries related to the discontinued operations for the three and nine months ended August 31, 2009, respectively, and the nine months ended August 31, 2010.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire NASCAR Sprint Cup, Nationwide and Camping World Truck series schedules. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR Sprint Cup, Nationwide and Camping World Truck series event. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Sprint Cup, Nationwide and Camping World Truck series event as a component of its sanction fees. The promoter records 90.0 percent of the gross broadcast rights fees as revenue and then records 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors. Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event. The Company’s television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events conducted at its wholly owned facilities, and recorded as part of motorsports related revenue, were approximately $60.0 million and $61.5 million for the three months ended August 31, 2009 and 2010, respectively, and $182.6 million and $187.7 million for the nine months ended August 31, 2009 and 2010, respectively. There were no television broadcast and ancillary rights fees received from NASCAR related to discontinued operations during the three and nine months ended August 31, 2009, respectively, and the nine months ended August 31, 2010.
12. Commitments and Contingencies
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal and any required premium and interest on the 2002 STAR Bonds. At August 31, 2010, the Unified Government had approximately $2.6 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling $3.9 million at August 31, 2010. At August 31, 2010, there were no amounts drawn on the standby letters of credit.
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
13. Segment Reporting
The following tables provide segment reporting of the Company for the three and nine months ended August 31, 2009 and 2010 (in thousands):

	Three Months Ended August 31, 2009
	Motorsports	All
	Event	Other	Total

Revenues	$162,626	$10,707	$173,333
Depreciation and amortization	16,326	1,562	17,888
Operating income	14,657	911	15,568
Capital expenditures	12,549	11,588	24,137
Total assets	1,688,806	266,794	1,955,600
Equity investments	15,456	130	15,586

	Three Months Ended August 31, 2010
	Motorsports	All
	Event	Other	Total

Revenues	$151,173	$9,502	$160,675
Depreciation and amortization	16,678	2,232	18,910
Operating income	21,690	(117)	21,573
Capital expenditures	21,681	1,914	23,595
Total assets	1,618,676	261,815	1,880,491
Equity investments	—	33,768	33,768

	Nine Months Ended August 31, 2009
	Motorsports	All
	Event	Other	Total

Revenues	$465,477	$27,327	$492,804
Depreciation and amortization	48,769	5,999	54,768
Operating income	97,151	125	97,276
Capital expenditures	36,189	29,330	65,519

	Nine Months Ended August 31, 2010
	Motorsports	All
	Event	Other	Total

Revenues	$429,644	$26,394	$456,038
Depreciation and amortization	49,262	6,432	55,694
Operating income	83,783	(1,155)	82,628
Capital expenditures	53,605	21,139	74,744

Intersegment revenues were approximately $0.4 million and $0.5 million for the three months ended August 31, 2009 and 2010, respectively, and approximately $1.4 million and $1.7 million for the nine months ended August 31, 2009 and 2010, respectively.
14. Condensed Consolidating Financial Statements
In connection with the 2004 Senior Notes, the Company is required to provide condensed consolidating financial information for its subsidiary guarantors. All of the Company’s wholly owned domestic subsidiaries have, jointly and severally, fully and unconditionally guaranteed, to each holder of 2004 Senior Notes and the trustee under the Indenture for the 2004 Senior Notes, the full and prompt performance of the Company’s obligations under the indenture and the 2004 Senior Notes, including the payment of principal (or premium, if any) and interest on the 2004 Senior Notes, on an equal and ratable basis.
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
Included in the tables below, are condensed consolidating balance sheets as of November 30, 2009 and August 31, 2010, condensed consolidating statements of operations for the three and nine months ended August 31, 2009 and 2010, and condensed consolidating statements of cash flows for the nine months ended August 31, 2009 and 2010, of: (a) the Parent; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate Parent with guarantor and non-guarantor subsidiaries; and (e) the Company on a consolidated basis (in thousands).

	Condensed Consolidating Balance Sheet at November 30, 2009
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets	$89,474	$136,326	$1,490	$(9,334)	$217,956
Property and equipment, net	30,816	1,321,580	1,240	—	1,353,636

Advances to and investments in subsidiaries	3,227,202	698,362	997	(3,926,561)	—
Other assets	24,024	313,287	—	—	337,311

Total Assets	$3,371,516	$2,469,555	$3,727	$(3,935,895)	$1,908,903

Current liabilities	$4,788	$84,547	$612	$23,970	$113,917
Long-term debt	924,310	330,716	—	(911,233)	343,793
Deferred income taxes	5,750	233,728	289	—	239,767
Other liabilities	45,374	18,799	—	—	64,173
Total shareholders’ equity	2,391,294	1,801,765	2,826	(3,048,632)	1,147,253

Total Liabilities and Shareholders’ Equity	$3,371,516	$2,469,555	$3,727	$(3,935,895)	$1,908,903

	Condensed Consolidating Balance Sheet at August 31, 2010
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets	$84,430	$78,591	$7,045	$(9,249)	$160,817
Property and equipment, net	34,614	1,343,003	795	—	1,378,412
Advances to and investments in subsidiaries	1,810,900	698,684	4,166	(2,513,750)	—
Other assets	3,597	337,665	—	—	341,262

Total Assets	$1,933,541	$2,457,943	$12,006	$(2,522,999)	$1,880,491

Current liabilities	$14,065	$103,856	$7,886	$36,880	$162,687
Long-term debt	852,809	212,925	3,247	(803,400)	265,581
Deferred income taxes	29,144	234,015	—	—	263,159
Other liabilities	5,516	14,543	—	—	20,059
Total shareholders’ equity	1,032,007	1,892,604	873	(1,756,479)	1,169,005

Total Liabilities and Shareholders’ Equity	$1,933,541	$2,457,943	$12,006	$(2,522,999)	$1,880,491

	Condensed Consolidating Statement of Operations
	For The Three Months Ended August 31, 2009
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Total revenues	$331	$186,050	$6,780	$(20,248)	$172,913
Total expenses	8,340	161,053	8,200	(20,248)	157,345
Operating (loss) income	(8,009)	24,997	(1,420)	—	15,568
Interest and other expense, net	(827)	(2,427)	(103)	(3,341)	(6,698)
(Loss) income from continuing operations	(9,761)	19,081	(1,523)	(3,341)	4,456
Net (loss) income	(9,761)	19,038	(1,523)	(3,341)	4,413

	Condensed Consolidating Statement of Operations
	For The Three Months Ended August 31, 2010
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Total revenues	$644	$172,192	$6,465	$(19,107)	$160,194
Total expenses	8,342	141,413	7,973	(19,107)	138,621
Operating (loss) income	(7,698)	30,779	(1,508)	—	21,573
Interest and other (expense) income, net	(13,741)	543	(26)	(4,444)	(17,668)
(Loss) income from continuing operations	(18,732)	28,271	(1,486)	(4,444)	3,609
Net (loss) income	(18,732)	28,271	(1,486)	(4,444)	3,609

	Condensed Consolidating Statement of Operations
	For The Nine Months Ended August 31, 2009
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Total revenues	$1,127	$577,163	$6,810	$(93,690)	$491,410
Total expenses	24,688	454,585	8,551	(93,690)	394,134
Operating (loss) income	(23,561)	122,578	(1,741)	—	97,276
Interest and other income (expense), net	4,448	(60,611)	(437)	(19,762)	(76,362)
(Loss) income from continuing operations	(26,963)	46,852	(2,178)	(19,762)	(2,051)
Net (loss) income	(26,963)	46,722	(2,178)	(19,762)	(2,181)

	Condensed Consolidating Statement of Operations
	For The Nine Months Ended August 31, 2010
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Total revenues	$2,014	$530,587	$6,536	$(84,751)	$454,386
Total expenses	23,956	424,057	8,496	(84,751)	371,758
Operating (loss) income	(21,942)	106,530	(1,960)	—	82,628
Interest and other expense, net	(11,510)	(546)	(78)	(17,738)	(29,872)
(Loss) income from continuing operations	(33,074)	92,160	(1,990)	(17,738)	39,358
Net (loss) income	(33,074)	92,113	(1,990)	(17,738)	39,311

	Condensed Consolidating Statement of Cash Flows
	For The Nine Months Ended August 31, 2009
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided (used in) by operating activities	$79,276	$179,308	$(5,583)	$(13,429)	$239,572
Net cash provided by (used in) investing activities	133,807	(183,920)	6,992	13,429	(29,692)
Net cash used in financing activities	(209,842)	(1,550)	—	—	(211,392)

	Condensed Consolidating Statement of Cash Flows
	For The Nine Months Ended August 31, 2010
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(53,624)	$161,290	$1,727	$(184)	$109,209
Net cash provided by (used in) investing activities	128,105	(215,060)	16	184	(86,755)
Net cash used in financing activities	(88,161)	(3,640)	—	—	(91,801)

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
“Motorsports related” revenue primarily includes television and ancillary media rights fees, promotion and sponsorship fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating), advertising revenues, royalties from licenses of our trademarks, parking and camping fees, and track rentals.
“Food, beverage and merchandise” revenue includes revenues from concession stands, direct sales of souvenirs, hospitality catering, programs, other merchandise, and fees paid by third-party vendors for the right to occupy space to sell souvenirs and concessions at our motorsports entertainment facilities.
Direct expenses include (i) prize and point fund monies and sanction fees for the National Association for Stock Car Auto Racing (“NASCAR”) and its affiliates, (ii) motorsports related expenses, which include labor, advertising, costs of competition paid to sanctioning bodies other than NASCAR and other expenses associated with the promotion of all of our motorsports events and activities, and (iii) food, beverage and merchandise expenses, consisting primarily of labor and costs of goods sold.
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
Business Combinations. All business combinations are accounted for under the acquisition method. Whether net assets or common stock is acquired, fair values are determined and assigned to the purchased assets and assumed liabilities of the acquired entity. The excess of the cost of the acquisition over fair value of the net assets acquired (including recognized intangibles) is recorded as goodwill. Business combinations involving existing motorsports entertainment facilities commonly result in a significant portion of the purchase price being allocated to the fair value of the contract-based intangible asset associated with long-term relationships manifest in the sanction agreements with sanctioning bodies, such as NASCAR, Grand American and IndyCar. The continuity of sanction agreements with these bodies has historically enabled the facility operator to host motorsports events year after year. While individual sanction agreements may be of terms as short as one year, a significant portion of the purchase price in excess of the fair value of acquired tangible assets is commonly paid to acquire anticipated future cash flows from events promoted pursuant to these agreements which are expected to continue for the foreseeable future and therefore, in accordance with Accounting Standards Codification (“ASC”) 805-50, “Business Combinations,” are recorded as indefinite-lived intangible assets recognized apart from goodwill.
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

As of August 31, 2010, goodwill and other intangible assets and property and equipment accounts for approximately $1,675.8 million, or 89.1 percent of our total assets. We account for our goodwill and other intangible assets in accordance with ASC 350 and for our long-lived assets in accordance with ASC 360.
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
We believe our methods used to determine fair value and evaluate possible impairment were appropriate, relevant, and represent methods customarily available and used for such purposes. Despite the current adverse economic trends, particularly credit availability, the decline in consumer confidence and the rise in unemployment, which have recently contributed to the decrease in attendance related as well as corporate partner revenues for certain of our motorsports events during fiscal 2009 and 2010, we believe there has been no significant change in the long-term fundamentals of our ongoing motorsports event business. We believe our present operational and cash flow outlook further support its conclusion. While we continue to review and analyze many factors that can impact our business prospects in the future, our analysis is subjective and is based on conditions existing at, and trends leading up to, the time the estimates and assumptions are made. Different conditions or assumptions, or changes in cash flows or profitability, if significant, could have a material adverse effect on the outcome of the impairment evaluation and our future condition or results of operations.
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
Equity and Other Investments
Hollywood Casino at Kansas Speedway
On December 1, 2009, Kansas Entertainment, LLC, (“Kansas Entertainment”) a 50/50 joint venture of Penn Hollywood Kansas, Inc. (“Penn”), a subsidiary of Penn National Gaming, Inc. and Kansas Speedway Development Corporation (“KSDC”), a wholly-owned subsidiary of ISC, was selected by the Kansas Lottery Gaming Facility Review Board to develop and operate a gaming facility in the Northeast Zone (Wyandotte County, Kansas). On February 12, 2010, Kansas Entertainment received the final approval under the Kansas Expanded Lottery Act, along with its gaming license from the Kansas Racing and Gaming Commission. Construction of the Hollywood-themed and branded entertainment destination facility, overlooking turn two of our Kansas Speedway, began in April 2010 with a planned opening in the first half of 2012.
The initial phase of this project, including certain changes to the scope and mix of gaming operations and amenities approved by the Kansas Lottery Commission in August 2010, features an 82,000 square foot casino with 2,000 slot machines and 52 table games (including 12 poker tables), a 1,253 space parking structure as well as a sports-themed bar, dining and entertainment options. Kansas Entertainment anticipates funding the initial phase of the development with a mix of equity contributions from each partner as well third party financing, preferably on a project secured non-recourse basis, which it is currently pursuing. KSDC and Penn will share equally in the cost of developing and constructing the facility. We currently estimate that our share of capitalized development costs for the project, excluding our contribution of the land, will be approximately $155.0 million. In addition, we expect to continue to incur certain other start up and related costs through opening, a number of which will be expensed through equity in net loss from equity investments. Penn is the managing member of Kansas Entertainment and will be responsible for the development and operation of the casino and hotel.
We have accounted for Kansas Entertainment as an equity investment in its financial statements as of August 31, 2010. Our 50.0 percent portion of Kansas Entertainment’s net loss is approximately $0.1 million and $1.6 million, for the three and nine months ended August 31, 2010, related to certain start up costs, and is included in equity in net loss from equity investments in its consolidated statements of operations. There were no operations included in its consolidated statements of operations in the same period in fiscal 2009.
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
As a result of the foregoing which triggered our evaluation performed under ASC 320-10 we recognized significant impairments of our equity investment in MA during the second and fourth quarters of fiscal 2009, resulting in a reduction to the carrying value of our investment in MA to zero at November 30, 2009. MA’s management, with the assistance of an independent appraisal firm, completed its review in the fourth quarter of fiscal 2009, concluding that the fair value of MA’s goodwill and intangible assets should be reduced to zero.
Going into fiscal 2010, MA management and ownership continued to explore business strategies in conjunction with certain motorsports industry stakeholders that allow the possibility for MA to operate profitably in the future. As with any business in an adverse economic environment, management must find the optimal business model for long-term viability. In addition to revisiting the business vision for MA, management, with support of ownership, has undertaken certain initiatives to improve inventory controls and buying cycles, as well as implemented changes to make MA a more efficiently operated and profitable company. We believe a revised MA business vision, which includes the successful resolution of license agreement terms and favorable license terms in the future, along with a focus on its core competencies, streamlined operations, reduced operating costs and inventory risk, are necessary for MA to survive as a profitable operation in the future.
In July 2010, certain industry stakeholders created the NASCAR Licensing Trust (“Trust”) that is represented by a Board of Directors that includes representatives from NASCAR, the sanctioning body, and from NASCAR Teams. Under this new agreement, the Trust brings a new structure to the licensing business that will be more efficient for the industry. The benefit to the licensees is a more focused and streamlined licensing business that will reduce cost, foster more efficient administrative processes, and allow for more cohesive retail and marketing strategies.
The Trust represents four key categories — die-cast, toys, apparel and trackside retail rights — and grants the rights of any NASCAR driver that is participating in the licensing categories included in the Trust. The revenues will be distributed based on percentage of licensed sales and allocated according to actual earnings to each licensor. This should allow the industry to more efficiently manage costs and increase revenues, while providing a wider selection of products for fans.
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
Our 50.0 percent portion of MA’s net loss from operations, including the previously discussed impairment recognized in the second quarter of fiscal 2009, are approximately $3.2 million and approximately $62.1 million, for the three month and nine month periods ended August 31, 2009, and are included in equity in net loss from equity investments in our consolidated statements of operations. We did not recognize any net income or loss from operations of MA during the three and nine months ended August 31, 2010.
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
Since inception of the Plan through August 31, 2010, we have purchased 5,099,797 shares of our Class A common shares, for a total of approximately $218.0 million. Included in these totals are the purchases of 185,070 shares of our Class A common shares during the nine months ended August 31, 2010, at an average cost of approximately $28.53 per share (including commissions), for a total of approximately $5.3 million. There were no purchases of its Class A common shares during the three months ended August 31, 2010. At August 31, 2010, we have approximately $32.0 million remaining repurchase authority under the current Plan.
Income Taxes
Settlement with Internal Revenue Service
Effective May 28, 2009, we entered into a definitive settlement agreement (the “Settlement”) with the Internal Revenue Service (the “Service”). The Settlement concludes an examination process the Service opened in fiscal 2002 that challenged the tax depreciation treatment of a significant portion of our motorsports entertainment facility assets. We believe the Settlement reached an appropriate compromise on this issue. As a result of the Settlement, we are currently pursuing settlements on similar terms with the appropriate state tax authorities. Based on settlements and ongoing discussions with certain states during the nine months ended August 31, 2010, we de-recognized potential interest and penalties totaling approximately $6.3 million or $0.13 per diluted share. This de-recognition of interest and penalties was recognized in the income tax expense in our consolidated statement of operations. Under these terms, we expect to pay between $0.5 million and $1.5 million in total to finalize the remaining settlements with various states. We believe that we have provided adequate reserves related to these various state matters including interest charges through August 31, 2010, and, as a result, do not expect that such an outcome would have a material adverse effect on results of operations.
Effective Income Tax Rates
The tax treatment of providing a valuation allowance related to losses incurred by our MA equity investment, partially offset by the reduction in income taxes due to the interest income related to the Settlement with the Service, are the principal causes of the increased effective income tax rate during the three and nine months ended August 31, 2009, respectively. The de-recognition of potential interest and penalties associated with the aforementioned state settlements is the principal cause of the reduced effective income tax rate during the three and nine months ended August 31, 2010.
As a result of the above items, our effective income tax rate increased from the statutory income rate to approximately 49.8 percent and 109.8 percent for the three and nine months ended August 31, 2009, respectively, and decreased from the statutory income rate to approximately 7.6 percent and 25.4 percent for the three and nine months ended August 31, 2010.
Future Trends in Operating Results
Economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates, may impact our ability to sell tickets to our events and to secure revenues from corporate marketing partnerships. We believe that adverse economic trends, particularly credit availability, the rise in unemployment and the decline in consumer confidence, significantly contributed to the decrease in attendance for certain of our motorsports entertainment events during fiscal 2009. We have seen many of these trends persist in 2010 and expect they will continue to adversely impact our business, which negatively impacts our attendance-related as well as corporate partner revenues. We recently announced an initiative to lower our direct operating expenses, beginning in 2011, by $20 million to $30 million in sustainable reductions through the streamlining of corporate services, optimization of event and ancillary business models, and process improvements that will result in a reduction of workforce and operational costs. These changes will have a positive impact on our financial position.
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
While we have not had a sell-out at any of our events since February 2008, we have had capacity crowds at certain events. We have also experienced a compressed sales cycle with our customers making their ticket purchasing decisions closer to the event date. To address this and to be sensitive to the economic challenges that many of our fans face, in 2009, we lowered prices on over 150,000 seats, or 15.0 percent of our grandstand capacity, for NASCAR Sprint Cup events across the Company. For our 2010 events, we expanded our reduced pricing to approximately 500,000 seats throughout our facilities as well as unbundling a substantial number of tickets to better respond to consumer demand. In addition to preferred pricing, we are providing our customers that renew early various incentives as well as special access privileges. We have also created ticket packages that provide added value opportunities, making it more affordable for our fans to attend live events. As we want to develop the next generation motorsports fan, we have expanded our youth initiative to encourage families to attend.
We believe, based on our research and analysis, our current pricing levels and initiatives going into the 2011 season are on target with demand, providing appropriate price points for all demographic income levels. Also, based on consumer feedback, we will now allow single-day ticket purchasing at Kansas and Chicagoland Speedways for all of its events. These facilities previously required purchasers to purchase season-ticket packages for certain sanctioned racing events annually, under specified terms and conditions.
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
Due to the current economic conditions which began to deteriorate in the latter part of fiscal 2008, extended throughout fiscal 2009 and persist in fiscal 2010, we have experienced a slowdown in corporate spending. In addition, the process of securing sponsorship deals has become more time consuming as corporations are more closely scrutinizing their marketing budgets. While these trends continue to impact sales, we are seeing encouraging signs of interest from corporate partners for 2010 and beyond. During the fiscal third quarter, we announced the Air Guard as the NASCAR Sprint Cup race entitlement sponsor and The Post-9/11 GI Bill as presenting sponsor for Richmond International Raceway’s (“Richmond”) September 2010 NASCAR weekend. For the year, we have sold all of our 2010 NASCAR Sprint Cup and Nationwide series event entitlements. We continue to believe that revenues from our corporate marketing relationships will grow over the long term, contributing to strong earnings and cash flow stability and predictability.
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
FOX and TNT have been strong supporters of NASCAR racing since 2001, and both have played a major role in the sport’s climb in popularity. We have, and expect to continue to see, ongoing broadcast innovation in their coverage of NASCAR racing events. Also notable was the return of ESPN to the sport in 2007, which it helped build throughout the 1980s and 1990s. ESPN’s coverage and weekly ancillary NASCAR-related programming continues to promote the sport across various properties. Further, ESPN broadcasts substantially all of the NASCAR Nationwide Series, providing that series with the continuity and promotional support that will allow it to flourish. We are pleased with ABC’s decision to broadcast the majority of its NASCAR Sprint Cup series events on its cable channel, ESPN. ESPN, with a subscriber base at approximately 100 million, has the proven ability to attract younger viewers as well as create more exposure. Also, cable broadcasters can support a higher investment through subscriber fees not available to traditional networks, which is a potential benefit when NASCAR negotiates the next consolidated domestic broadcast and ancillary media rights contract.
While the media landscape continues to evolve, we continue to believe NASCAR’s position in the sports and entertainment landscape remains strong. It is expected that ratings will fluctuate year to year. The long-term ratings health of NASCAR Sprint Cup series events remains robust as it is the second highest-rated regular season sport on television. In addition, the NASCAR Nationwide series is the second-highest rated motorsports series on television and the NASCAR Camping World Truck series is the third-highest rated motorsports series on cable television.

These long-term contracts provide significant cash flow visibility to us, race teams and NASCAR over the contract term. Television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events conducted at our wholly owned facilities under these agreements, and recorded as part of motorsports related revenue, were approximately $60.0 million and $61.5 million for three months ended August 31, 2009 and 2010, respectively, and $182.6 million and $187.7 million for the nine months ended August 31, 2009 and 2010, respectively. Operating income generated by these media rights were approximately $43.9 million and $45.2 million for the three months ended August 31, 2009 and 2010, respectively, and $133.9 million and $137.9 million for the nine months ended August 31, 2009 and 2010, respectively.
As media rights revenues fluctuate so do the variable costs tied to the percentage of broadcast rights fees required to be paid to competitors as part of NASCAR Sprint Cup, Nationwide and Camping World Truck series sanction agreements. NASCAR prize and point fund monies, as well as sanction fees (“NASCAR direct expenses”), are outlined in the sanction agreement for each event and are negotiated in advance of an event. As previously discussed, included in these NASCAR direct expenses are amounts equal to 25.0 percent of the gross domestic television broadcast rights fees allocated to our NASCAR Sprint Cup, Nationwide and Camping World Truck series events, as part of prize and point fund money (See “Critical Accounting Policies and Estimates — Revenue Recognition”). These annually negotiated contractual amounts paid to NASCAR contribute to the support and growth of the sport of NASCAR stock car racing through payments to the teams and sanction fees paid to NASCAR. As such, we do not expect these costs to materially decrease in the future as a percentage of admissions and motorsports related income. We anticipate any operating margin improvement to come primarily from economies of scale and controlling costs.
Sanctioning Bodies
Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction events at our facilities, particularly with NASCAR, whose sanctioned events at our wholly owned facilities accounted for approximately 89.7 percent of our revenues in fiscal 2009. NASCAR continues to entertain and discuss proposals from track operators regarding potential realignment of NASCAR Sprint Cup Series dates to more geographically diverse and potentially more desirable markets where there may be greater demand, resulting in an opportunity for increased revenues to the track operators. NASCAR has recently approved our request for realignment and beginning in 2011, Kansas Speedway (“Kansas”) will now host two NASCAR Sprint Cup Series weekends. We believe that these realignments have provided, and will continue to provide, incremental net positive revenue and earnings as well as further enhance the sport’s exposure in highly desirable markets, which we believe benefits the sport’s fans, teams, sponsors and television broadcast partners as well as promoters.
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
     Fiscal 2008
•	We installed track lighting at Chicagoland as well as improved certain electrical infrastructure in certain camping areas. In addition to enhancing the guest experience, we now have the flexibility to run events later in the day in the event of inclement weather;

•	We repaved Darlington Raceway (“Darlington”) and constructed a tunnel in Turn 3 that provides improved access for fans and allows emergency vehicles to easily enter and exit the infield area of the track. These collective projects mark the largest one-time investment in the 50-year history of the storied South Carolina facility;

•	We enhanced seating at Michigan International Speedway (“Michigan”) to provide wider seats, seatbacks and more leg room for fans. We also added incremental camping capacity and new shower/restroom facilities for our on-site overnight guests, as well as installed a state-of-the-art 110-foot, three-sided LED scoreboard for fans to more easily follow the on-track competition. Finally, we added additional branded way-finding signage to help pedestrians, motorists and campers find their way in, out and around the 1,400-acre racetrack property;

•	We constructed new media centers at Watkins Glen International (“Watkins Glen”) and Homestead, which we believe increased appeal to media content providers, sports journalists, racing team owners and drivers and others involved in the motorsports industry; and

•	We constructed a new leader board at Martinsville Speedway.
     Fiscal 2009
•	We enhanced the fan experience in the frontstretch grandstand seats at Daytona by replacing bench seats with new wider stadium style seats and greater legroom;

•	We completed a multi-phased project at Michigan to improve facility way finding and branding signage. In addition, to enhance fan enjoyment we updated the PA system throughout the grandstands at Michigan; and

•	We constructed a new leader board at Homestead, which is the prototype for future tracks.
     Fiscal 2010
•	We constructed a new media center at Michigan as part of the terrace suite redevelopment project which we believe has increased appeal to media content providers, sports journalists, racing team owners and drivers and others involved in the motorsports industry. To further enhance our guest experience, we made further grandstand enhancements at Michigan to provide wider seats, seatbacks and more leg room for fans;

•	We made frontstretch fan improvements and superstretch hospitality improvements at Daytona which included the addition of the Superstretch Fan Zone and improved tram infrastructure. In addition, we constructed a new 1/4 mile Flat Track facility which hosted successful AMA motorcycle events this spring;

•	We completed the first phase of a major seat enhancement project at Talladega by installing new wider stadium style seats and increased leg room. Phase II is underway and will be completed for the fall event weekend; and

•	We have constructed a new state of the art LED leader board and video screens at Richmond.
In addition, we anticipate capital spending on a variety of other projects.
Growth Strategies
Our growth strategies also include exploring ways to grow our businesses through acquisitions, new market development, and ancillary real estate development. This has most recently been demonstrated through the acquisitions of the additional interests in Raceway Associates, owner and operator of Chicagoland and Route 66, and our planned real estate development joint venture (see “Hollywood Casino at Kansas Speedway”).
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
Postponement and/or Cancellation of Major Motorsports Events
We promote outdoor motorsports entertainment events. Weather conditions affect sales of, among other things, tickets, food, drinks and merchandise at these events. Poor weather conditions prior to an event, or even the forecast of poor weather conditions, could have a negative impact on us, particularly for walk-up ticket sales to events which are not sold out in advance. If an event scheduled for one of our facilities is delayed or postponed because of weather or other reasons such as, for example, the general postponement of all major sporting events in the United States following the September 11, 2001 terrorism attacks, we could incur increased expenses associated with conducting the rescheduled event, as well as possible decreased revenues from tickets, food, drinks and merchandise at the rescheduled event. If such an event is cancelled, we would incur the expenses associated with preparing to conduct the event as well as losing the revenues, including any live broadcast revenues, associated with the event to the extent such losses were not covered by insurance.
Seasonality and Quarterly Results
We derive most of our income from a limited number of NASCAR-sanctioned races. As a result, our business has been, and is expected to remain, highly seasonal based on the timing of major racing events. For example, in fiscal years 2008 and prior, one of our NASCAR Sprint Cup races was traditionally held on the Sunday preceding Labor Day. Accordingly, the revenues and expenses for that race and/or the related supporting events were recognized in either the fiscal quarter ending August 31 or the fiscal quarter ending November 30 depending on the calendar for Labor Day.
Future schedule changes as determined by NASCAR or other sanctioning bodies, as well as our request for event realignment or the acquisition of additional, or divestiture of existing, motorsports facilities could impact the timing of our major events in comparison to prior or future periods.
Because of the seasonal concentration of racing events, the results of operations for the three and nine month periods ended August 31, 2009 and 2010 are not indicative of the results to be expected for the year.
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
We believe such non-GAAP information is meaningful, and is used by investors to assess our core operations, which consist of the ongoing promotion of racing events at our major motorsports entertainment facilities. Such non-GAAP information identifies and separately displays the equity investment earnings and losses and adjusts for items that are not considered to be reflective of our continuing core operations at our motorsports entertainment facilities. We believe that such non-GAAP information improves the comparability of the operating results and provides a better understanding of the performance of our core operations for the periods presented. We use this non-GAAP information to analyze the current performance and trends and make decisions regarding future ongoing operations. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income, net income or diluted earnings per share, which are determined in accordance with GAAP. The presentation of this non-GAAP financial information is not intended to be considered independent of or as a substitute for results prepared in accordance with GAAP. Management uses both GAAP and non-GAAP information in evaluating and operating the business and as such deemed it important to provide such information to investors.
The adjustments for 2009 relate to a charge for Motorsports Authentics — equity in net loss from equity investment, accelerated depreciation for certain office and related buildings in Daytona Beach, impairments of certain other long-lived assets, and interest income related to the Settlement with the Service.

The adjustments for 2010 relate to the Hollywood Casino at Kansas Speedway — equity in net loss from equity investment, impairments of certain other long-lived assets, amortization of and settlements related to an interest rate swap, and de-recognition of interest and penalties related to the previously discussed state tax settlements.

	Three Months Ended		Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2009	2010	2009	2010
	(In Thousands, Except Per Share Amounts)
	(Unaudited)

Net income (loss)	$4,413	$3,609	$(2,181)	$39,311
Loss from discontinued operations, net of tax	43	—	130	47

Income (loss) from continuing operations	4,456	3,609	(2,051)	39,358
Equity in net loss from equity investments, net of tax	3,239	51	62,152	990

Consolidated income from continuing operations excluding equity in net loss from equity investments	7,695	3,660	60,101	40,348
Adjustments, net of tax:
Additional depreciation	—	—	638	—
Impairment of long-lived assets	8,229	242	8,281	643
Recognition of interest rate swap expense	—	8,529	—	10,053
Interest income from IRS settlement	—	—	(8,923)	—
State tax settlements	—	(175)	—	(6,338)

Non-GAAP net income	$15,924	$12,256	$60,097	$44,706

Per share data:
Diluted earnings (loss) per share	$0.09	$0.08	$(0.04)	$0.82
Loss from discontinued operations, net of tax	0.00	—	0.00	0.00

Income (loss) from continuing operations	0.09	0.08	(0.04)	0.82
Equity in net loss from equity investments, net of tax	0.07	0.00	1.28	0.02

Consolidated income from continuing operations excluding equity in net loss from equity investments	0.16	0.08	1.24	0.84
Adjustments, net of tax:
Additional depreciation	—	—	0.01	—
Impairment of long-lived assets	0.17	0.00	0.17	0.01
Recognition of interest rate swap expense	—	0.17	—	0.21
Interest income from IRS settlement	—	—	(0.18)	—
State tax settlements	—	0.00	—	(0.13)

Non-GAAP diluted earnings per share	$0.33	$0.25	$1.24	$0.93

Comparison of the Results for the Three and Nine Months Ended August 31, 2009 to the Results for the Three and Nine Months Ended August 31, 2010.
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended		Nine Months ended
	August 31,	August 31,	August 31,	August 31,
	2009	2010	2009	2010

	(Unaudited)
Revenues:
Admissions, net	30.3%	26.5%	29.3%	25.7%
Motorsports related	61.3	64.3	61.3	64.5
Food, beverage and merchandise	7.3	7.4	8.0	8.0
Other	1.1	1.8	1.4	1.8

Total revenues	100.0	100.0	100.0	100.0
Expenses:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	23.8	24.7	22.5	23.7
Motorsports related	28.4	28.2	22.4	23.1
Food, beverage and merchandise	5.1	5.0	5.6	5.6
General and administrative	15.3	16.5	15.7	16.9
Depreciation and amortization	10.4	11.8	11.2	12.3
Impairment on long-lived assets	7.9	0.3	2.8	0.2

Total expenses	90.9	86.5	80.2	81.8

Operating income	9.1	13.5	19.8	18.2
Interest income and other	0.1	0.0	0.2	0.0
Interest expense	(2.2)	(11.0)	(3.2)	(6.2)
Equity in net loss from equity investments	(1.9)	(0.1)	(12.6)	(0.4)
Other income	0.1	0.0	0.1	0.0

Income from continuing operations before income taxes	5.2	2.4	4.3	11.6
Income taxes	2.6	0.2	4.7	2.9

Income (loss) from continuing operations	2.6	2.2	(0.4)	8.7
Loss from discontinued operations	0.0	—	0.0	0.0

Net income (loss)	2.6%	2.2%	(0.4)%	8.7%

Comparability of results for the three and nine months ended August 31, 2010 and 2009 was impacted by the following:
•	Economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates, impact our ability to sell tickets to our events and to secure revenues from corporate marketing partnerships. We believe that unprecedented adverse economic trends, particularly the decline in consumer confidence and the rise in unemployment contributed to the decrease in attendance related as well as corporate partner revenues for certain of our motorsports entertainment events during the three and nine months ended August 31, 2010;

•	During the second quarter of fiscal 2009, we recorded certain charges related to our joint venture Motorsports Authentics (see Equity and Other Investments);

•	During the third quarter of fiscal 2009, we determined, based on our understanding of the real estate market and ongoing discussions with interested parties, that the current carrying value of the Staten Island property was in excess of the fair market value. As a result, we recognized a non-cash, pre-tax charge in our results of approximately $13.0 million, or $0.16 per diluted share after-tax, and was recorded in impairment of long-lived assets in the consolidated statement of operations;

•	An IndyCar series event held at Richmond in the third quarter of fiscal 2009 was not held in the third quarter of fiscal 2010;

•	A NASCAR Camping World Truck series event held at Auto Club Speedway in the first quarter of fiscal 2009 was not held in fiscal 2010;

•	A Grand American series event was held at Homestead-Miami Speedway in the second quarter of fiscal 2010 that was held in the fourth quarter of fiscal 2009;

•	A NASCAR Camping World Truck series event was held at Darlington in the third quarter of fiscal 2010 that was not held in fiscal 2009;

•	During the three and nine months ended August 31, 2010, we recognized approximately $14.1 million and $16.6 million, respectively, in expenses related to an interest rate swap for which there were no comparable expenses in the same period in the prior year (see “Future Liquidity”). These expenses were recorded in interest expense in the consolidated statement of operations; and

•	As a result of the previously discussed favorable settlements and on-going discussions with certain states, during the nine months ended August 31, 2010, we de-recognized potential interest and penalties totaling approximately $6.3 million or $0.13 per diluted share. This de-recognition of interest and penalties was recognized in the income tax expense in our consolidated statement of operations.
Admissions revenue decreased approximately $9.8 million, or 18.8 percent, and $27.1 million, or 18.9 percent, during the three and nine months ended August 31, 2010, respectively, as compared to the same periods of the prior year. The decreases for the three and nine month periods were driven by lower attendance attributable to ongoing adverse economic conditions as well as inclement weather for certain events, in addition to a decrease in our weighted average ticket price for certain events associated with the previously discussed value pricing initiatives.
Motorsports related revenue decreased approximately $3.0 million, or 2.8 percent, and $8.1 million, or 2.7 percent, during the three and nine months ended August 31, 2010, respectively, as compared to the same periods of the prior year. The decreases for the three and nine month periods are substantially attributable to decreases in sponsorship, suite and hospitality revenues for certain events. To a lesser extent, contributing to change was the aforementioned Camping World Truck series event not being held at Auto Club Speedway, and the IndyCar event not being held at Richmond, in the first and third quarters of fiscal 2010, respectively. Partially offsetting these decreases was an increase in television broadcast and ancillary rights.
Food, beverage and merchandise revenue decreased approximately $0.8 million, or 6.6 percent, and $3.3 million, or 8.3 percent, during the three and nine months ended August 31, 2010, respectively, as compared to the same periods of the prior year. The decreases for the three and nine month periods are substantially attributable to the previously discussed lower attendance. Partially offsetting the three month decrease and, to a lesser extent, the nine month decrease, was a third quarter increase in catering sales.
Prize and point fund monies and NASCAR sanction fees decreased approximately $1.6 million, or 3.9 percent, and $3.1 million, or 2.8 percent, during the three and nine months ended August 31, 2010, respectively, as compared to the same periods of the prior year. The decreases for the three and nine month periods are primarily attributable to the reduction in overall prize and point fees paid for the events held in the period as compared to the same period in prior year. Partially offsetting the decrease in the three month period was the aforementioned Camping World Truck series event held at Darlington that was not held in fiscal 2009. Also partially offsetting overall decreases are the increases in television broadcast rights fees for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events during the periods as standard NASCAR sanctioning agreements require a specific percentage of television broadcast rights fees to be paid to competitors.
Motorsports related expenses decreased by approximately $4.0 million, or 8.1 percent, and $5.2 million, or 4.7 percent, during the three and nine months ended August 31, 2010, respectively, as compared to the same periods of the prior year. The decrease for the three and nine month periods are primarily attributable to the aforementioned IndyCar series event that was not held at Richmond in the third quarter of fiscal 2010 that was held in the third quarter of fiscal 2009. Contributing to the decreases for the three and nine month periods, was reduced promotional, advertising and other race related expenses during the period as a result of focused cost containment. The decreases are partially offset by the aforementioned Camping World Truck series event held at Darlington added to the schedule in 2010. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue remained consistent at approximately 31.0 percent for the three month period ended August 31, 2010, as compared to the same period in the prior year. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue increased slightly to approximately 25.6 percent for the nine months ended August 31, 2010, as compared to 24.8 percent for the same period in the prior year. The slight margin decrease is primarily due to the previously discussed lower admissions and motorsports related revenue during the nine month period.
Food, beverage and merchandise expense decreased approximately $0.8 million, or 8.9 percent, and $2.2 million, or 8.1 percent, during the three and nine months ended August 31, 2010, respectively, as compared to the same periods of the prior year. The decreases for the three and nine month periods are primarily attributable to variable costs associated with the lower sales of merchandise and concessions, as well as catering for the nine month period. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue decreased to approximately 68.5 percent for the three months ended August 31, 2010, as compared to 70.2 percent for the same period in the prior year, and remained fairly consistent at approximately 70.1 percent for the nine months ended August 31, 2010, as compared to 70.0 percent for the same period in the prior year. The margin improvement for the three months ended August 31, 2010 was primarily attributable to an increase in catering which improves margin due to the considerable fixed cost components of catering as compared to merchandise and concessions operations.
General and administrative expenses remained consistent for the three and nine months ended August 31, 2010 as compared to the same period in the prior year. In the three months ended August 31, 2010, we incurred approximately $0.9 million of costs related to organizational and structural changes in connection with the company-wide initiative to reduce future operational costs. Offsetting this amount were ongoing cost containment initiatives that were put in place in fiscal 2009. General and administrative expenses as a percentage of total revenues increased to approximately to 16.5 percent and 16.9 percent for the three and nine months ended August 31, 2010, as compared to 15.3 percent and 15.7 percent for the same respective periods in the prior year. The decreased margin during the three and nine month periods are primarily due to the previously discussed decrease in revenues.
Depreciation and amortization expense increased approximately $1.0 million and $0.9 million during the three and nine months ended August 31, 2010, respectively, as compared to the same periods of the prior year. The increases for the three and nine month periods are predominately attributable to our headquarters building (see “Future Liquidity”) which was put in service in the last month of fiscal 2009. Partially offsetting the increases are certain assets which have reached the end of their useful lives as well as accelerated depreciation taken on our prior office building in fiscal 2009 (see “Daytona Development Project”).
The impairment of long-lived assets, during the three and nine months ended August 31, 2010, of approximately $0.4 million and $1.1 million, respectively, is attributable to the removal of certain long-lived assets located at our motorsports facilities. During the three months ended August 31, 2009, we recognized the aforementioned non-cash, pre-tax charge in our results of approximately $13.0 million, or $0.16 per diluted share after-tax (see “Staten Island Property”).
Interest income decreased approximately $0.2 million and $0.8 million during the three and nine months ended August 31, 2010, respectively, as compared to the same periods of the prior year. The decrease was attributable to lower interest rates as compared to the same periods in the prior year. Slightly offsetting the decrease, during the nine month period ending August 31, 2010, were higher cash balances in fiscal 2010 as compared to the same periods in fiscal 2009.
Interest expense increased by approximately $13.8 million and $12.8 million, during the three and nine months ended August 31, 2010, respectively, as compared to the same periods of the prior year. The increase is primarily due to the recognition of the expense attributable to the aforementioned interest rate swap (see “Future Liquidity”) and, to a lesser extent, interest on the construction loan for our new headquarters building. Partially offsetting the increase is the funding of the $150 million principal 4.2% Senior Notes maturity in April 2009 and the lower outstanding balance on our credit facility as compared to the same period in the prior year.
Equity in net loss from equity investments represents our 50.0 percent equity investments in Motorsports Authentics and Hollywood Casino at Kansas Speedway during the three and nine months ended August 31, 2010, respectively, as compared to the same periods of the prior year. Our 50.0 percent portion of Motorsports Authentics’ net loss from operations, including the previously discussed impairment recognized in the second quarter of fiscal 2009, are approximately $3.2 million and approximately $62.1 million, for the three month and nine month periods ended August 31, 2009. We did not recognize any net loss from operations of Motorsports Authentics during the three and nine months ended August 31, 2010, respectively (see Equity and Other Investments).
Our effective income tax rate was approximately 7.6 percent and 25.4 percent for the three and nine months ended August 31, 2010, as compared to 49.8 percent and 109.8 percent for the same respective periods of the prior year (see “Income Taxes”).
As a result of the foregoing, net income for the three month period ending August 31, 2010, as compared to the same period in prior year, reflected a decrease of approximately $0.8 million, or $0.01 per diluted share. Net income for the nine month period ending August 31, 2010, as compared to the same period in prior year, reflected an increase of approximately $41.5 million, or $0.86 per diluted share.

Liquidity and Capital Resources
General
We have historically generated sufficient cash flow from operations to fund our working capital needs and capital expenditure at existing facilities, payments of an annual cash dividend, and more recently, to repurchase our shares under our Stock Purchase Plan. In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance of long-term debt, borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects. At August 31, 2010, we had cash, and cash equivalents totaling approximately $89.2 million; $150.0 million principal amount of senior notes outstanding; debt service funding commitment of approximately $64.8 million principal amount related to the taxable special obligation revenue (“TIF”) bonds issued by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”); $51.1 million principal term loan related to our headquarters office building (the International Motorsports Center, or “IMC”); and $2.8 million principal amount of other third party debt. At August 31, 2010, we had a working capital deficit of $1.9 million, primarily driven by the payments made on the 2006 Credit Facility, as well as settlements made on the interest rate swap. At November 30, 2009, we had a working capital surplus of $104.0 million, primarily driven by the $112.0 million recovery of funds previously on deposit with the Service.
Our liquidity is primarily generated from our ongoing motorsports operations, and we expect our strong operating cash flow to continue in the future. In addition, as of August 31, 2010, we have approximately $296.1 million available to draw upon under our 2006 Credit Facility, if needed. See “Future Liquidity” for additional disclosures relating to our 2006 Credit Facility and certain risks that may affect our near term operating results and liquidity.
As it relates to capital allocation, our top priority is fan and competitor safety as well as regulatory compliance. In addition, we remain focused on driving incremental earnings by improving the fan experience with certain upgrades to our facilities to increase ticket sales. We will also focus on maintaining modest debt levels.
Beyond that, we are also making strategic investments in external projects that complement our core business and provide value for our shareholders. Those options include acquisitions; new market development; ancillary real estate development; and share repurchases.
During the nine months ended August 31, 2010, our significant cash flows items include the following:
•	net cash provided by operating activities totaling approximately $109.2 million, which includes payments related to interest rate swap, totaling approximately $17.9 million;

•	capital expenditures totaling approximately $74.7 million;

•	contributions to the Hollywood Casino at Kansas Speedway joint venture, totaling approximately $21.4 million; and

•	payments of long-term debt, totaling approximately $78.6 million.
Capital Expenditures
For the nine months ended August 31, 2010, we spent $74.7 million on capital expenditures, compared to approximately $65.5 million for the nine months ended August 31, 2009, which includes $56.1 million for projects at our existing facilities related to construction of a new media center at Michigan as part of the terrace suite redevelopment project; construction of a new state of the art LED leader board and video screens at Richmond; construction of grandstand seating enhancements at Michigan and Talladega; grandstand seating enhancements and new vehicle parking areas at Daytona; and a variety of other improvements and renovations. The remaining balance of approximately $18.6 million is associated with approximately $8.6 million related to completion of IMC which is funded from long-term restricted cash and investments provided by the IMC financing; the purchase of land in Daytona; and additional capitalized spending for the Staten Island property.
At August 31, 2010, we have approximately $55.0 million remaining in capital projects currently approved for our existing facilities. These projects include the track repaving and parking improvements at Daytona; grandstand seating enhancements and infield improvements at Michigan; grandstand seating enhancements at Talladega; installation of track lighting and track enhancements at Kansas; improvements at various facilities for expansion of parking, camping capacity and other uses; and a variety of other improvements and renovations to our facilities that enable us to effectively compete with other sports venues for consumer and corporate spending.

As a result of these currently approved projects and anticipated additional approvals in fiscal 2010, we expect our total fiscal 2010 capital expenditures will be approximately $85.0 million to $95.0 million which includes approximately $70.0 million to $80.0 million of capital expenditures at our existing facilities, depending on the timing of certain projects.
We review the capital expenditure program periodically and modify it as required to meet current business needs.
Future Liquidity
General
As discussed in “Future Trends in Operating Results,” economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates, may impact our ability to sell tickets to our events and to secure revenues from corporate marketing partnerships. We believe that adverse economic trends, particularly the decline in consumer confidence and the rise in unemployment, significantly contributed to the decrease in attendance for certain of our motorsports entertainment events during fiscal 2009 and substantially all of these trends have continued throughout fiscal 2010. This will negatively impact year-over-year comparability for most all of our revenue categories for the full year, with the exception of domestic broadcast and ancillary media rights fees.
Our cash flow from operations consists primarily of ticket, hospitality, merchandise, catering and concession sales and contracted revenues arising from television broadcast rights and marketing partnerships. Despite current economic conditions, we believe that cash flows from operations, along with existing cash, cash equivalents, short-term investments and available borrowings under our 2006 Credit Facility, will be sufficient to fund:
•	operations and approved capital projects at existing facilities for the foreseeable future;

•	payments required in connection with the funding of the Unified Government’s debt service requirements related to the TIF bonds;

•	payments related to our existing debt service commitments;

•	payments to settle the current interest rate swap agreement;

•	any potential payments associated with our keepwell agreements;

•	payments for share repurchases under our Stock Purchase Plans; and

•	dividend payment.
We remain interested in pursuing further acquisition and/or development opportunities that would increase shareholder value. The timing, size and success, as well as associated potential capital commitments, of which are unknown at this time. Accordingly, a material acceleration of our growth strategy could require us to obtain additional capital through debt and/or equity financings. Although there can be no assurance, over the longer term we believe that adequate debt and equity financing will be available on satisfactory terms.
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
Long-Term Obligations and Commitments
On April 23, 2004, we completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, we completed an offer to exchange these unsecured senior notes for registered senior notes with substantially identical terms (“2004 Senior Notes”). At August 31, 2010, outstanding 2004 Senior Notes totaled approximately $150.0 million, net of unamortized discounts, which is comprised of $150.0 million principal amount unsecured senior notes, which bear interest at 5.4 percent and are due April 2014. The 2004 Senior Notes require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Our wholly owned domestic subsidiaries are guarantors of the 2004 Senior Notes. The 2004 Senior Notes also contain various restrictive covenants. Total gross proceeds from the sale of the 2004 Senior Notes were $300.0 million, net of discounts of approximately $431,000 and approximately $2.6 million of deferred financing fees. The deferred financing fees are being treated as additional interest expense and amortized over the life of the 2004 Senior Notes on a straight-line method, which approximates the effective yield method. In March 2004, we entered into interest rate swap agreements to effectively lock in the interest rate on approximately $150.0 million of the 4.2 percent Senior Notes. We terminated the interest rate swap agreements on April 23, 2004 and received approximately $2.2 million, which was amortized over the life of the 4.2 percent Senior Notes that matured in April 2009.
In June 2008, we entered into an interest rate swap agreement to effectively lock in a substantial portion of the interest rate exposure on approximately $150.0 million notional amount in anticipation of refinancing the $150.0 million 4.2 percent Senior Notes that matured in April 2009. This interest rate swap was designated and qualified as a cash flow hedge under ASC 815, “Accounting for Derivatives and Hedging.” As a result of the uncertainty with the U.S. credit markets, in February 2009, we amended and re-designated our interest rate swap agreement as a cash flow hedge with an expiration in February 2011.
In August 2010, based on its current financial position, we discontinued approximately $50.0 million notional amount of the cash flow hedge and settled the related liability for approximately $12.4 million, as it became probable that the original forecasted amount of the transaction will be reduced from $150.0 million to $100.0 million. Therefore we did not re-designate the remaining $100.0 million notional amount of the remaining interest rate swap and as a result recognized the subsequent change in fair value of the swap through August 31, 2010, totaling approximately $3.1 million, as additional interest expense in its consolidated income statement during the third quarter of fiscal 2010. Also, in August 2010, we settled an additional $20.0 million notional amount of the cash flow hedge and paid the related liability for approximately $5.4 million. As a result of these transactions, the remaining notional amount of the swap was $80.0 million and had an estimated fair value of a liability totaling approximately $22.6 million at August 31, 2010. The estimated fair value is based on relevant market information and quoted market prices at August 31, 2010 and is recognized in other comprehensive loss or interest expense in the consolidated financial statements. In September 2010 we settled an additional $20.0 million notional amount of the cash flow hedge resulting in a payment of approximately $5.4 million. As part of the re-designation in February 2009 and the discontinuance of a portion of the hedged transaction in August 2010, the change in the fair value of the interest rate swap arrangement totaling approximately $32.6 million was deferred in other comprehensive income. During the three and nine months ended August 31, 2010, as a result of the above transactions, we recognized approximately $10.9 million and $13.4 million, respectively, of this balance which is reflected in interest expense in the consolidated statement of operations. Based on the current assumptions of our future debt issuance, we expect to recognize up to approximately $2.1 million of this balance during the next 12 months in interest expense in the consolidated statement of operations.
Our wholly owned subsidiary, Raceway Associates, which owns and operates Chicagoland Speedway and Route 66 Raceway, has the following debt outstanding at August 31, 2010:
•	Revenue bonds payable (“4.8 percent Revenue Bonds”) consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.8 percent Revenue Bonds have an interest rate of 4.8 percent and a monthly payment of $29,000 principal and interest. At August 31, 2010, outstanding principal on the 4.8 percent Revenue Bonds was approximately $1.6 million.

•	Revenue bonds payable (“6.8 percent Revenue Bonds”) that are special service area revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 6.8 percent Revenue Bonds are billed and paid as a special assessment on real estate taxes. Interest payments are due on a semi-annual basis at 6.8 percent with principal payments due annually. Final maturity of the 6.8 percent Revenue Bonds is January 2012. At August 31, 2010, outstanding principal on the 6.8 percent Revenue Bonds was approximately $1.2 million.
In July 2008, a wholly owned subsidiary of ours entered into a construction term loan agreement (“6.3 percent Term Loan”) to finance the construction of the International Motorsports Center. The 6.3 percent Term Loan has a 25 year term due October 2034, an interest rate of 6.3 percent, and a current monthly payment of approximately $292,000. At August 31, 2010, the outstanding principal on the 6.3 percent Term Loan was approximately $51.1 million.
In January 1999, the Unified Government, issued approximately $71.3 million in TIF bonds in connection with the financing of construction of Kansas Speedway. At August 31, 2010, outstanding TIF bonds totaled approximately $64.8 million, net of the unamortized discount, which is comprised of a $15.9 million principal amount, 6.2 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by our wholly owned subsidiary, Kansas Speedway

Corporation. Principal (mandatory redemption) payments per the Funding Commitment are payable by Kansas Speedway Corporation on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. Kansas Speedway Corporation granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway’s boundaries and are not our obligation. Kansas Speedway Corporation has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At August 31, 2010, the Unified Government had approximately $2.6 million in 2002 STAR Bonds outstanding. Under a keepwell agreement, we have agreed to provide financial assistance to Kansas Speedway Corporation, if necessary, to support its guarantee of the 2002 STAR Bonds.
Our $300.0 million 2006 Credit Facility contains a feature that allows us to increase the credit facility to a total of $500.0 million, subject to certain conditions. The 2006 Credit Facility is scheduled to mature in June 2011, and accrues interest at LIBOR plus 30.0 — 80.0 basis points, based on our highest debt rating as determined by specified rating agencies. At August 31, 2010, we had no outstanding amounts under the Credit Facility. We are currently in discussions with lenders regarding entering into a new revolving credit facility agreement and expect to have a new facility in place no later than the end of the 2011 first fiscal quarter.
Speedway Developments
In light of NASCAR’s publicly announced position regarding additional potential realignment of the NASCAR Sprint Cup Series schedule, we believe there are still potential development opportunities for public/private partnerships in new, underserved markets across the country, which could include Denver, Colorado, the Northwest U.S. and the New York Metropolitan area.
Hollywood Casino at Kansas Speedway
On December 1, 2009, Kansas Entertainment, LLC, (“Kansas Entertainment”) a 50/50 joint venture of Penn Hollywood Kansas, Inc. (“Penn”), a subsidiary of Penn National Gaming, Inc. and Kansas Speedway Development Corporation (“KSDC”), a wholly-owned subsidiary of ISC, was selected by the Kansas Lottery Gaming Facility Review Board to develop and operate a gaming facility in the Northeast Zone (Wyandotte County, Kansas). On February 12, 2010, Kansas Entertainment received the final approval under the Kansas Expanded Lottery Act, along with its gaming license from the Kansas Racing and Gaming Commission. Construction of the Hollywood-themed and branded entertainment destination facility, overlooking turn two of Kansas Speedway, began in April 2010 with a planned opening in the first half of 2012.
The initial phase of this project, including certain changes to the scope and mix of gaming operations and amenities approved by the Kansas Lottery Commission in August 2010, features an 82,000 square foot casino with 2,000 slot machines and 52 table games (including 12 poker tables), a 1,253 space parking structure as well as a sports-themed bar, dining and entertainment options. Kansas Entertainment anticipates funding the initial phase of the development with a mix of equity contributions from each partner as well third party financing, preferably on a project secured non-recourse basis, which it is currently pursuing. KSDC and Penn will share equally in the cost of developing and constructing the facility. We currently estimate that our share of capitalized development costs for the project, excluding our contribution of the land, will be approximately $155.0 million. In addition, we expect to continue to incur certain other start up and related costs through opening, a number of which will be expensed through equity in net loss from equity investments. Penn is the managing member of Kansas Entertainment and will be responsible for the development and operation of the casino and hotel.
Daytona Development Project
We are exploring development of a mixed-use entertainment destination development on 71 acres located directly across International Speedway Boulevard from our Daytona motorsports entertainment facility.
The initial development includes the recently completed approximately 188,000 square foot office building, the International Motorsports Center, which houses the headquarters of ISC, NASCAR, Grand American and their related businesses, and additional space for other tenants. The IMC was financed in July 2008 through a $51.3 million construction term loan obtained by our wholly owned subsidiary, which was created to own and operate the office building.
Approved land use entitlements for the remaining project allow for a 265,000 square foot mixed-use retail/dining/entertainment area. Development of the balance of the project is dependent on several factors, including lease arrangements, availability of project financing and overall market conditions. We recognized additional depreciation on this existing office building of approximately $1.0 million for the nine months ended August 31, 2009. There was no additional depreciation recognized in fiscal year 2010.
While we continue to believe that a mixed-use retail/dining/entertainment area located across from our Daytona facility will be a successful project, given the current economic conditions and the uncertainty associated with the future, development of the project will depend on its economic feasibility.
Staten Island Property
In connection with our efforts to develop a major motorsports entertainment facility in the New York metropolitan area, our subsidiary, 380 Development, LLC (“380 Development”), purchased 676 acres located in the New York City borough of Staten Island in early fiscal 2005 and began improvements including fill operations on the property. In December 2006, we announced our decision to discontinue pursuit of the speedway development on Staten Island. In October 2009, we announced that we had entered into a definitive agreement with KB Marine Holdings LLC (“KB Holdings”) under which KB Holdings would acquire 100.0 percent of the outstanding equity membership interests of 380 Development. The purchase and sale agreement (“Agreement”) called for the transaction to close no later than February 25, 2010, subject to certain conditions, including KB Holdings securing the required equity commitments to acquire the property and performing its obligations under the Agreement. As a result of KB Holdings’ failure to perform its obligations, the closing did not occur on February 25, 2010.
On September 2, 2010, we executed a second amendment to the Agreement which provided an extension to KB Holdings to close the transaction on or before November 30, 2010. Under the terms of that extension, the purchase price to be paid by KB Holdings is $88.0 million, $33.6 million of which, in non-refundable deposits and cash, is to be received at or prior to closing, and $54.4 million of which will be in the form of a promissory note payable on or before August 31, 2011. The promissory note will have a market-based interest rate and will be secured by a first priority security interest in the outstanding equity membership interests of 380 Development. We expect the proceeds from the sale, net of applicable broker commissions and other closing costs will result in an immaterial gain or loss on the transaction upon closing.
While we remain optimistic that a closing will occur, there can be no assurance that KB Holdings will secure the required equity commitments and proceed to closing.
Inflation
We do not believe that inflation has had a material impact on our operating costs and earnings.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the three and nine months ended August 31, 2010, there have been no material changes in our market risk exposures. From time to time we utilize derivative investments in the form of interest rate swaps and locks to manage the fixed and floating interest rate mix of our total debt portfolio and related overall cost of borrowing. The notional amount, interest payment and maturity dates of the swaps and locks match the terms of the debt they are intended to modify. In June 2008, we entered into an interest rate swap agreement to effectively lock in a substantial portion of the interest rate exposure on approximately $150.0 million notional amount in anticipation of refinancing the $150.0 million 4.2 percent Senior Notes that matured in April 2009. This interest rate swap was designated and qualified as a cash flow hedge under ASC 815, “Accounting for Derivatives and Hedging.” As a result of the uncertainty with the U.S. credit markets, in February 2009, we amended and re-designated this interest rate swap agreement as a cash flow hedge with an expiration in February 2011.
In August 2010, based on its current financial position, we discontinued approximately $50.0 million notional amount of the cash flow hedge and settled the related liability for approximately $12.4 million, as it became probable that the original forecasted amount of the transaction will be reduced from $150.0 million to $100.0 million. We did not re-designate the remaining $100.0 million notional amount of the remaining interest rate swap and as a result recognized the subsequent change in fair value of the swap through August 31, 2010, totaling approximately $3.1 million, as additional interest expense in its consolidated income statement during the third quarter of fiscal 2010. Also, in August 2010, we settled an additional $20.0 million notional amount of the cash flow hedge and paid the related liability for approximately $5.4 million. As a result of these transactions, the remaining notional amount of the swap was $80.0 million and had an estimated fair value of a liability totaling approximately $22.6 million at August 31, 2010. The estimated fair value is based on relevant market information and quoted market prices at August 31, 2010 and is recognized in other comprehensive loss or interest expense in the consolidated financial statements. In September 2010 we settled an additional $20.0 million notional amount of the cash flow hedge resulting in a payment of approximately $5.4 million. As part of the re-designation in February 2009 and the discontinuance of a portion of the hedged transaction in August 2010, the change in the fair value of the interest rate swap arrangement totaling approximately $32.6 million was deferred in other comprehensive income. During the three and nine months ended August 31, 2010, as a result of the above transactions, we recognized approximately $10.9 million and $13.4 million, respectively, of this balance which is reflected in interest expense in the consolidated statement of operations. Based on the current assumptions of our future debt issuance, we expect to recognize up to approximately $2.1 million of this balance in interest expense in the consolidated statement of operations.
ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES
Subsequent to August 31, 2010, and prior to the filing of this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at August 31, 2010, and during the period prior to the filing of this report.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Maximum number of
				shares (or approximate
			Total number of	dollar value of shares)
			shares purchased as	that may yet be
	Total number	Average	part of publicly	purchased under the
	of shares	price paid	announced plans or	plans or programs (in
Period	purchased	per share	programs	thousands)
June 1, 2010 — June 30, 2010	—	$—	—	$32,000
July 1, 2010 — July 31, 2010	—	$—	—	$32,000
August 1, 2010 — August 31, 2010	—	$—	—	$32,000

	—		—

Our approved stock purchase plan (the “Plan”) allows us to purchase up to $250.0 million of its outstanding Class A common shares. The timing and amount of any shares repurchased under the Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Plan may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from our insiders or their affiliates. Since inception of the Plan through August 31, 2010, we have purchased 5,099,797 shares of our Class A common shares, for a total of approximately $218.0 million. Included in these totals are the purchases of 185,070 shares of our Class A common shares during the nine months ended August 31, 2010, at an average cost of approximately $28.53 per share (including commissions), for a total of approximately $5.3 million. There were no purchases of its Class A common shares during the three months ended August 31, 2010. At August 31, 2010, we have approximately $32.0 million remaining repurchase authority under the current Plan.
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

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)
Date: October 7, 2010	/s/ Daniel W. Houser
Daniel W. Houser, Senior Vice President,
Chief Financial Officer, Treasurer and Principal Accounting Officer