Form 10-K
period 2010-11-30
INTERNATIONAL SPEEDWAY CORP
filed 2011-01-28
CIK 51548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year period ended November 30, 2010
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
YES ☐ NO ☑
The aggregate market value of the voting stock held by nonaffiliates of the registrant as of May 31, 2010 was $829,968,887.95 based upon the last reported sale price of the Class A Common Stock on the NASDAQ National Market System on Friday, May 28, 2010 and the assumption that all directors and executive officers of the Company, and their families, are affiliates.
At December 31, 2010, there were outstanding: No shares of Common Stock, $.10 par value per share, 27,668,585 shares of Class A Common Stock, $.01 par value per share, and 20,373,199 shares of Class B Common Stock, $.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE. The information required by Part III is to be incorporated by reference from the definitive information statement which involves the election of directors at our April 2011 Annual Meeting of Shareholders and which is to be filed with the Commission not later than 120 days after November 30, 2010. Certain of the exhibits listed in Part IV are incorporated by reference from the Company’s Registration Statement filed on Form S-4, File No. 333-118168.
EXCEPT AS EXPRESSLY INDICATED OR UNLESS THE CONTEXT OTHERWISE REQUIRES, “ISC,” “WE,” “OUR,” “COMPANY,” “US,” OR “INTERNATIONAL SPEEDWAY” MEAN INTERNATIONAL SPEEDWAY CORPORATION, A FLORIDA CORPORATION, AND ITS SUBSIDIARIES.

[This page was intentionally left blank]

PART I	4
ITEM 1. BUSINESS	4
ITEM 1A. RISK FACTORS	7
ITEM 1B. UNRESOLVED STAFF COMMENTS	11
ITEM 2. PROPERTIES	12
ITEM 3. LEGAL PROCEEDINGS	14
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	14
PART II	14
ITEM 5. MARKET PRICE OF AND DIVIDENDS ON REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	14
ITEM 6. SELECTED FINANCIAL DATA	16
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	42
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	44
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	75
ITEM 9A. CONTROLS AND PROCEDURES	76
PART III	77
PART IV	77
ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES	77
SIGNATURES	80
EX-21
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-32
EX-99
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

PART I
ITEM 1. BUSINESS
GENERAL
We are a leading owner of major motorsports entertainment facilities and promoter of motorsports themed entertainment activities in the United States. Our motorsports themed event operations consist principally of racing events at our major motorsports entertainment facilities. We currently own and/or operate 13 of the nation’s major motorsports entertainment facilities:
•	Daytona International Speedway® in Florida;

•	Talladega Superspeedway® in Alabama;

•	Michigan International Speedway® in Michigan;

•	Richmond International Raceway® in Virginia;

•	Auto Club Speedway of Southern CaliforniaSM in California;

•	Kansas Speedway® in Kansas;

•	Chicagoland Speedway® in Illinois;

•	Phoenix International Raceway® in Arizona;

•	Homestead-Miami SpeedwaySM in Florida;

•	Martinsville Speedway® in Virginia;

•	Darlington Raceway® in South Carolina;

•	Watkins Glen International® in New York; and

•	Route 66 RacewaySM in Illinois.
In addition, we promote major motorsports activities in Montreal, Quebec, through our wholly owned subsidiary, Stock-Car Montreal.
In 2010, these motorsports entertainment facilities promoted well over 100 stock car, open wheel, sports car, truck, motorcycle and other racing events, including:
•	21 National Association for Stock Car Auto Racing (“NASCAR”) Sprint Cup Series events;

•	16 NASCAR Nationwide Series events;

•	10 NASCAR Camping World Truck Series events;

•	one National Hot Rod Association (“NHRA”) Full Throttle drag racing series event;

•	six Grand American Road Racing Association (“Grand American”) events including the premier sports car endurance event in the United States, the Rolex 24 at Daytona; and

•	a number of other prestigious stock car, sports car, open wheel and motorcycle events.

Our business consists principally of promoting racing events at these major motorsports entertainment facilities, which, in total, currently has approximately one million grandstand seats and 530 suites. We earn revenues and generate substantial cash flows primarily from admissions, television and ancillary media rights fees, promotion and sponsorship fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating), advertising revenues, royalties from licenses of our trademarks and track rentals. We own Americrown Service Corporation (“Americrown”), which provides catering, concessions and merchandise sales and service at certain of our motorsports entertainment facilities. We also own and operate the Motor Racing Network, Inc. radio network, or MRN Radio, the nation’s largest independent motorsports radio network in terms of event programming.
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
OPERATIONS
The general nature of our business is a motorsports themed amusement enterprise, furnishing amusement to the public in the form of motorsports themed entertainment. Our motorsports themed event operations consist principally of racing events at our major motorsports entertainment facilities, which include providing catering, merchandise and food concessions at our motorsports entertainment facilities that host NASCAR Sprint Cup Series events except for catering and food concessions at Chicagoland Speedway (“Chicagoland”) and Route 66 Raceway (“Route 66”). Our other operations include MRN Radio; our 50.0 percent equity investment in the joint venture SMISC, LLC (“SMISC”), which conducts business through a wholly owned subsidiary Motorsports Authentics, LLC; and certain other activities. We derived approximately 89.8 percent of our 2010 revenues from NASCAR-sanctioned racing events at our wholly owned motorsports entertainment facilities.
In addition to events sanctioned by NASCAR, in fiscal 2010, we promoted other stock car, open wheel, sports car, motorcycle and go-kart racing events.
Americrown — Food, Beverage and Merchandise Operations
We conduct, either through operations of the particular facility or through our wholly owned subsidiary operating under the name “Americrown,” souvenir merchandising operations, food and beverage concession operations and catering services, both in suites and chalets, for customers at each of our motorsports entertainment facilities with the exception of food and beverage concessions and catering services at Chicagoland and Route 66.

MRN Radio
Our subsidiary, Motor Racing Network, Inc., does business under the name “MRN Radio,” but is not a radio station. Rather, it creates motorsports-related programming content carried on radio stations around the country, as well as a national satellite radio service, Sirius XM Radio. MRN Radio produces and syndicates to radio stations live coverage of the NASCAR Sprint Cup, Nationwide and Camping World Truck series races and certain other races conducted at our motorsports entertainment facilities, as well as some races conducted at motorsports entertainment facilities we do not own. Sirius XM Radio also compensates MRN Radio for the contemporaneous re-airing of race broadcasts. MRN Radio produces and provides unique content to its website, motorracingnetwork.com, and derives revenue from the sale of advertising on such. Each track presently has the ability to separately contract for the rights to radio broadcasts of NASCAR and certain other events held at its facilities. In addition, MRN Radio provides production services for Sprint Vision, the trackside large screen video display units, at substantially all NASCAR Series event weekends. MRN Radio also produces and syndicates daily and weekly NASCAR racing-themed programs. MRN Radio derives revenue from the sale of national advertising contained in its syndicated programming, the sale of advertising and audio and video production services for Sprint Vision, as well as from rights fees paid by radio stations that broadcast the programming.
Other Activities
From time to time, we use our track facilities for testing for teams, driving schools, riding experiences, car shows, auto fairs, concerts and settings for television commercials, print advertisements and motion pictures. We also rent “show cars” for promotional events.
EQUITY INVESTMENTS
Kansas Hotel and Casino Development
We have a 50/50 partnership with Penn National Gaming (“Penn”) which is currently developing a casino and hotel project in Wyandotte County, on property adjacent to our Kansas Speedway facility. Penn serves as the managing member and is responsible for the development and operation of the casino and future hotel.
Motorsports Authentics
We partnered with Speedway Motorsports, Inc. in a 50/50 joint venture, SMISC, which, through its wholly owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics (“MA”). MA designs, promotes, markets and distributes motorsports licensed merchandise.
Other Equity Investments
Our equity investments also included a 50.0 percent limited partnership investment in Stock-Car Montreal L.P. prior to the acquisition of the remaining interest in February 2009.
Competition
We are among the largest owners of major motorsports themed entertainment facilities based on revenues, number of facilities owned or operated, number of motorsports themed events promoted and market capitalization. Racing events compete with other professional sports such as football, basketball, hockey and baseball, as well as other recreational events and activities. Our events also compete with other racing events sanctioned by various racing bodies such as NASCAR, the American Sportbike Racing Association — Championship Cup Series, United States Auto Club (“USAC”), Sports Car Club of America (“SCCA”), Grand American, ARCA and others, many of which are often held on the same dates at separate motorsports entertainment facilities. We believe that the type and caliber of promoted racing events, facility location, sight lines, pricing, variety of motorsports themed amusement options and level of customer conveniences and amenities are the principal factors that distinguish competing motorsports entertainment facilities.

Employees
As of November 30, 2010 we had over 850 full-time employees. We also engage a significant number of temporary personnel to assist during periods of peak attendance at our events, some of whom are volunteers. None of our employees are represented by a labor union. We believe that we enjoy a good relationship with our employees.
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
Adverse changes in our relationships with NASCAR and other motorsports sanctioning bodies, or their present sanctioning practices, could limit our future success.
Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction the races we promote at our facilities, particularly NASCAR. NASCAR-sanctioned races conducted at our wholly owned subsidiaries accounted for approximately 89.8 percent of our total revenues in fiscal 2010. Each NASCAR sanctioning agreement (and the accompanying media rights fees revenue) is awarded on an annual basis and NASCAR is not required to continue to enter into, renew or extend sanctioning agreements with us to conduct any event. Any adverse change in the present sanctioning practices, could adversely impact our operations and revenue. Moreover, although our general growth strategy includes the possible development and/or acquisition of additional motorsports entertainment facilities, we have no assurance that any sanctioning body, including

NASCAR, will enter into sanctioning agreements with us to conduct races at any newly developed or acquired motorsports entertainment facilities. Failure to obtain a sanctioning agreement for a major NASCAR event could negatively affect us. Similarly, although NASCAR has in the past approved our requests for realignment of sanctioned events, NASCAR is not obligated to modify its race schedules to allow us to schedule our races more efficiently or profitably.
Changes to media rights revenues could adversely affect us.
Domestic broadcast and ancillary media rights fees revenues are an important component of our revenue and earnings stream and any adverse changes to such rights fees revenues could adversely impact our results. The current long-term contracts, which expire in 2014, give us significant cash flow visibility. Any material changes in the media industry that could lead to differences in historical practices or decreases in the term and/or financial value of future broadcast agreements could have a material adverse affect on our revenues and financial results. For example, following fiscal 2006, NASCAR entered into new agreements related to these media rights and, as a result, the 2007 industry rights fees were less than the 2006 industry rights fees even though the gross average annual rights fee for the industry increased.
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
These factors can impact both attendance at our events and advertising and marketing dollars available from the motorsports industry’s principal sponsors and potential sponsors. Economic and other lifestyle conditions such as illiquid consumer and business credit markets adversely affect consumer and corporate spending thereby impacting our revenue, profitability and financial results. Further, changes in consumer behavior such as deferred purchasing decisions and decreased spending budgets adversely impact our cash flow visibility and revenues. The significant economic deterioration that occurred during fiscal 2008, for example, has impacted these areas of our business and our revenues and financial results.
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
France Family Group members, together, beneficially own approximately 38.0 percent of our capital stock and over 70.2 percent of the combined voting power of both classes of our common stock. Historically members of the France Family Group have voted their shares of common stock in the same manner. Accordingly, they can (without the approval of our other shareholders) elect our entire Board of Directors and determine the outcome of various matters submitted to shareholders for approval, including fundamental corporate transactions and have done so in the past. If holders of class B common stock other than the France Family Group elect to convert their beneficially owned shares of class B common stock into shares of class A common stock and members of the France Family Group do not convert their shares, the relative voting power of the France Family Group will increase. Voting control by the France Family Group may discourage certain types of transactions involving an actual or potential change in control of us, including transactions in which the holders of class A common stock might receive a premium for their shares over prevailing market prices.
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
•	In fiscal 2008, we recorded a before-tax charge of approximately $2.2 million as an impairment of long-lived assets primarily attributable to costs associated with the fill removal process at our Staten Island property and impairments of certain other long-lived assets;

•	In fiscal 2009, we recorded a before-tax charge of approximately $16.7 million as an impairment of long-lived assets primarily attributable to the reduction of the carrying value of our Staten Island property and impairment charges relating to certain other long-lived assets; and

•	In fiscal 2010, we recorded a before-tax charge of approximately $8.9 million as an impairment of long-lived assets primarily attributable to the non-cash impairment of certain costs related to the Daytona Development Project and removal of certain other long-lived assets located at our motorsports facilities.

As of November 30, 2010, goodwill and other intangible assets and property and equipment accounts for approximately $1,674.2 million, or 89.1 percent of our total assets. We account for our goodwill and other intangible assets in accordance with Accounting Standards Codification (“ASC”) 350 and for our long-lived assets in accordance with ASC 360. Both ASC 350 and 360 require testing goodwill and other intangible assets and long-lived assets for impairment based on assumptions regarding our future business outlook. While we continue to review and analyze many factors that can impact our business prospects in the future, our analyses are subjective and are based on conditions existing at and trends leading up to the time the assumptions are made. Actual results could differ materially from these assumptions. Our judgments with regard to our future business prospects could impact whether or not an impairment is deemed to have occurred, as well as the timing of the recognition of such an impairment charge. If future testing for impairment of goodwill and other intangible assets or long-lived assets results in a reduction in their carrying value, we will be required to take the amount of the reduction in such goodwill and other intangible assets or long-lived assets as a non-cash charge against operating income, which would also reduce shareholders’ equity.
In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments we exert significant influence on the investee but do not have effective control over the investee, which adds an additional element of risk that can adversely impact our financial position and results of operations. Our equity investments total approximately $43.7 million at November 30, 2010.
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
We operate in a highly competitive environment
As an entertainment company, our racing events face competition from other spectator-oriented sporting events and other leisure, entertainment and recreational activities, including professional football, basketball, hockey and baseball. As a result, our revenues are affected by the general popularity of motorsports, the availability of alternative forms of recreation and changing consumer preferences and habits, including how consumers consume entertainment. Our racing events also compete with other racing events sanctioned by various racing bodies such as NASCAR, USAC, NHRA, International Motorsports Association, SCCA, Grand American, ARCA and others. Many sports and entertainment businesses have resources that exceed ours.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None

ITEM 2. PROPERTIES
Motorsports Entertainment Facilities
The following table sets forth current information relating to each of our motorsports entertainment facilities as of November 30, 2010:

				NASCAR
		2010 YEAR END		SPRINT	OTHER		MEDIA
TRACK NAME	LOCATION	CAPACITY		CUP	MAJOR	MARKETS	MARKET
		SEATS	SUITES	EVENTS	EVENTS(1)	SERVED	RANK
Daytona International Speedway	Daytona Beach, Florida	147,000	98	4	7	Orlando/Central Florida	19
Talladega Superspeedway	Talladega, Alabama	135,000	30	2	3	Atlanta/ Birmingham	8/40
Michigan International Speedway	Brooklyn, Michigan	120,000	46	2	3	Detroit	11
Richmond International Raceway	Richmond, Virginia	95,000	40	2	2	Washington D.C.	9
Auto Club Speedway of Southern California	Fontana, California	84,000	91	2	3	Los Angeles	2
Kansas Speedway	Kansas City, Kansas	80,000	54	1	4	Kansas City	31
Chicagoland Speedway	Joliet, Illinois	69,000	25	1	4	Chicago	3
Homestead-Miami Speedway	Homestead, Florida	63,000	58	1	4	Miami	16
Martinsville Speedway	Martinsville, Virginia	61,000	21	2	2	Greensboro/Winston-Salem	47
Darlington Raceway	Darlington, South Carolina	61,000	13	1	2	Columbia	78
Phoenix International Raceway	Phoenix, Arizona	55,000	46	2	3	Phoenix	12
Watkins Glen International	Watkins Glen, New York	35,000	4	1	4	Buffalo/Rochester	51/81
Route 66 Raceway	Joliet, Illinois	24,000	26	—	1 (2)	Chicago	3

(1)	Other major events include NASCAR Nationwide and Camping World Truck series; IndyCar; ARCA; Grand American; and, AMA Pro Racing.

(2)	Route 66 hosts a NHRA Full Throttle Drag Racing Series event.
DAYTONA INTERNATIONAL SPEEDWAY. Daytona International Speedway is a 2.5 mile high-banked, lighted, asphalt, tri-oval superspeedway that also includes a 3.6-mile road course. We lease the land on which Daytona International Speedway is located from the City of Daytona Beach. The lease on the property expires in 2054, including renewal options. The facility is situated on 440 acres and is located in Daytona Beach, Florida.

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
HOMESTEAD-MIAMI SPEEDWAY. Homestead-Miami Speedway is a 1.5 mile variable-degree banked, lighted, asphalt, oval superspeedway. The facility is situated on 404 acres and is located in Homestead, Florida. Homestead-Miami Speedway is owned by the City of Homestead, however we operate Homestead-Miami Speedway under an agreement that expires in 2075, including renewal options.
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
Through our majority-owned subsidiary, 380 Development, LLC (“380 Development”), we purchased approximately 676 acres in the New York City borough of Staten Island that we targeted for the development of a major motorsports entertainment and retail development project. In November 2006, due to a variety of factors, we decided to discontinue pursuit of a speedway development on

Staten Island. We are currently pursuing the sale of the property (see “Equity and Other Investments — Staten Island Property” for further discussion).
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
PART II
ITEM 5. MARKET PRICE OF AND DIVIDENDS ON REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
At November 30, 2010, we had two issued classes of capital stock: class A common stock, $.01 par value per share, and class B common stock, $.01 par value per share. The class A common stock is traded on the NASDAQ National Market System under the symbol “ISCA.” The class B common stock is traded on the Over-The-Counter Bulletin Board under the symbol “ISCB.OB” and, at the option of the holder, is convertible to class A common stock at any time. As of November 30, 2010, there were approximately 2,315 record holders of class A common stock and approximately 451 record holders of class B common stock.
The reported high and low sales prices or high and low bid information, as applicable, for each quarter indicated are as follows:

	ISCA		ISCB.OB(1)
	High	Low	High	Low
Fiscal 2009:
First Quarter	$31.07	$18.91	$30.67	$19.01
Second Quarter	25.38	15.96	25.25	16.20
Third Quarter	28.76	23.70	28.63	23.65
Fourth Quarter	28.95	25.21	28.30	25.00

Fiscal 2010:
First Quarter	$30.20	$24.97	$29.63	$24.75
Second Quarter	31.12	25.00	32.00	25.00
Third Quarter	28.14	22.50	28.00	22.45
Fourth Quarter	25.63	22.34	25.50	22.00

(1)	ISCB quotations were obtained from the OTC Bulletin Board and represent prices between dealers and do not include mark-up, mark-down or commission. Such quotations do not necessarily represent actual transactions.

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

				(d) Maximum number
				of shares
				(or approximate
				dollar
			(c) Total number of	value of shares)
			shares purchased as	that may yet be
			part of publicly	purchased under the
	(a) Total number	(b) Average price	announced plans or	plans or programs
Period	of shares purchased	paid per share	Programs	(in thousands)
December 1, 2009— August 31, 2010
Repurchase program (1)	185,070	$28.53	185,070	$32,000
Employee transactions (2)	11,060	25.77	—
Other (3)	219,388	25.47	—
September 1, 2010 — September 30, 2010
Repurchase program (1)	30,050	22.91	30,050	31,298
October 1, 2010 — October 31, 2010
Repurchase program (1)	43,500	22.81	43,500	30,306
November 1, 2010 — November 30, 2010
Repurchase program (1)	49,266	22.86	49,266	29,180

	538,334		307,886

(1)	Since inception of the Plan through November 30, 2010, we have purchased 5,222,613 shares of our Class A common shares, for a total of approximately $220.8 million. Included in these totals are the purchases of 307,886 shares of our Class A common shares during the fiscal year ended November 30, 2010, at an average cost of approximately $26.27 per share (including commissions), for a total of approximately $8.1 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At November 30, 2010, we have approximately $29.2 million remaining repurchase authority under the current Stock Purchase Plans.

(2)	Represents shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares that vested during the period.

(3)	Represents shares of our common stock delivered to us in satisfaction of repayment of cumulative premiums previously paid by us for split-dollar life insurance agreements (for further discussion, see “Note 12 — Related Party Disclosures and Transactions” in the audited financial statements).

Dividends
Annual dividends were declared in the quarter ended in May and paid in June in the fiscal years reported below on all common stock that was issued at the time (amount per share):

Fiscal Year:	Annual Dividend

2006	0.08
2007	0.10
2008	0.12
2009	0.14
2010	0.16
Securities Authorized For Issuance Under Equity Compensation Plans
Equity Compensation Plan Information

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	272,641	$40.94	705,101
Equity compensation plans not approved by security holders	—	—	—

Total	272,641	$40.94	705,101

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected financial data as of and for each of the last five fiscal years in the period ended November 30, 2010. The income statement data for the three fiscal years in the period ended November 30, 2010, and the balance sheet data as of November 30, 2009 and November 30, 2010, have been derived from our audited historical consolidated financial statements included elsewhere in this report. The balance sheet data as of November 30, 2008, and the income statement data and the balance sheet data as of and for the fiscal years ended November 30, 2007 and 2006, have been derived from our audited historical consolidated financial statements, which are available on our website. You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included elsewhere in this report.

	For the Year Ended November 30,
	2006	2007	2008	2009	2010
	(in thousands, except share and per share data)
Income Statement Data:
Revenues:
Admissions, net	$235,251	$253,685	$236,105	$195,509	$160,476
Motorsports related	463,891	465,469	462,835	432,217	420,910
Food, beverage and merchandise	87,288	84,163	78,119	56,397	52,527
Other	9,735	10,911	10,195	9,040	11,444

Total revenues	796,165	814,228	787,254	693,163	645,357
Expenses:
Direct:
Prize and point fund monies and NASCAR sanction fees	151,203	151,311	154,655	162,960	157,571
Motorsports related	142,241	160,387	166,047	149,826	142,603
Food, beverage and merchandise	53,141	48,490	48,159	39,134	36,949
General and administrative	106,497	118,982	109,439	103,773	102,733
Depreciation and amortization(1)	56,833	80,205	70,911	72,900	74,465
Impairment of long-lived assets(2)	87,084	13,110	2,237	16,747	8,859

Total expenses	596,999	572,485	551,448	545,340	523,180

Operating income	199,166	241,743	235,806	147,823	122,177
Interest income and other(3)	5,312	4,990	(1,630)	1,080	170
Interest expense	(12,349)	(15,628)	(15,861)	(19,203)	(15,216)
Interest rate swap expense(4)	—	—	—	(4,268)	(23,878)
Loss on early redemption of debt(5)	—	—	—	—	(6,535)
Other income	—	—	324	426	—
Equity in net income (loss) from equity investments(6)	318	(58,147)	(1,203)	(77,608)	(1,904)

Income from continuing operations before income taxes	192,447	172,958	217,436	48,250	74,814
Income taxes(7)	75,467	86,667	82,678	41,265	20,236

Income from continuing operations	116,980	86,291	134,758	6,985	54,578
Loss from discontinued operations	(176)	(90)	(163)	(170)	(47)

Net income	$116,804	$86,201	$134,595	$6,815	$54,531

Basic Earnings per share:
Income from continuing operations	$2.20	$1.64	$2.71	$0.14	$1.13
Loss from discontinued operations	—	—	—	—	—

Net income	$2.20	$1.64	$2.71	$0.14	$1.13

Diluted earnings per share:
Income from continuing operations	$2.20	$1.64	$2.71	$0.14	$1.13
Loss from discontinued operations	(0.01)	—	—	—	—

Net income	$2.19	$1.64	$2.71	$0.14	$1.13

Dividends per share	$0.08	$0.10	$0.12	$0.14	$0.16
Weighted average shares outstanding:
Basic	53,166,458	52,557,550	49,589,465	48,520,661	48,101,529
Diluted	53,270,623	52,669,934	49,688,909	48,633,730	48,194,837
Balance Sheet Data (at end of period):
Cash and cash equivalents	$59,681	$57,316	$218,920	$158,572	$84,166
Working capital (deficit)	7,298	(52,477)	(27,760)	104,039	58,267
Total assets	1,922,059	1,982,117	2,180,819	1,908,903	1,878,749
Long-term debt	367,324	375,009	422,045	343,793	303,074
Total debt	368,094	377,547	575,047	347,180	306,290
Total shareholders’ equity	1,155,115	1,159,088	1,149,951	1,147,253	1,187,177

(1)	Fiscal years 2007, 2008 and 2009 include accelerated depreciation for certain office and related buildings in Daytona Beach, FL totaling approximately $14.7 million, $2.1 million, and $1.0 million, respectively.

(2)	Fiscal 2006 impairments are primarily due to our decision to discontinue our speedway development on Staten Island. Fiscal 2007 impairment is primarily related to our decision to discontinue development efforts in Kitsap County, Washington, and costs related to fill removal on our Staten Island property. Fiscal 2008 impairment is primarily attributable to costs related to fill removal on our Staten Island property and the net book value of certain assets retired from service. Fiscal 2009 impairment is primarily attributed to the decrease in the carrying value of our Staten Island property and, to a much lesser extent, impairments of certain other long-lived assets. Fiscal 2010 impairment is primarily attributable to the non-cash impairment of certain costs related to the Daytona Development Project and, to a much lesser extent, removal of certain other long-lived assets.

(3)	Fiscal 2008 interest income and other includes a non-cash charge totaling approximately $3.8 million to correct the carrying value of certain other assets.

(4)	Fiscal years 2009 and 2010 include expenses related to an interest rate swap (see “Future Liquidity”).

(5)	In fiscal 2010, we recorded a loss on early redemption of debt related to a cash tender offer where we purchased approximately $63.0 million of outstanding Senior Notes (see “Future Liquidity”).

(6)	Fiscal years 2007 and 2009 include impairment of goodwill and intangible assets and write-down of certain inventory and related assets by MA.

(7)	Fiscal 2009 income taxes includes interest income totaling approximately $8.9 million related to the settlement with the Internal Revenue Service. Fiscal 2010 income taxes includes the de-recognition of potential interest and penalties associated with certain state tax settlements of approximately $6.3 million.
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
The adjustments for 2007 relate to Motorsports Authentics — equity in net loss from equity investment, which includes an impairment of goodwill and intangible assets and write-down of certain inventory and related assets; accelerated depreciation for certain office and related buildings in Daytona Beach; and, the impairment of long-lived assets primarily related to our decision to discontinue development efforts in Kitsap County, Washington, and costs related to fill removal on our Staten Island property.
The adjustments for 2008 relate to Motorsports Authentics — equity in net income from equity investment; accelerated depreciation for certain office and related buildings in Daytona Beach; the impairment of long-lived assets associated with the fill removal process on the Staten Island property and the net book value of certain assets retired from service; a non-cash charge to correct the carrying value of certain other assets; a provision on working capital advances associated with our joint venture project in Kansas for the development of a gaming and entertainment destination; and, a tax benefit associated with certain restructuring initiatives.

The adjustments for 2009 relate to Motorsports Authentics — equity in net loss from equity investment, which includes the non-cash impairment charge; accelerated depreciation for certain office and related buildings in Daytona Beach; impairments of long-lived assets primarily attributable to the decrease in the carrying value of our Staten Island property and, to a much lesser extent, impairments of certain other long-lived assets; interest rate swap expense; and, interest income related to our settlement with the Internal Revenue Service.
The adjustments for 2010 relate to Hollywood Casino at Kansas Speedway — equity in net loss from equity investment; impairments of long-lived assets primarily attributable to certain costs related to the Daytona Development Project which were capitalized and are no longer expected to benefit the future development of the project and, to a much lesser extent, impairments of certain other long-lived assets; interest rate swap expense; the loss on early redemption of debt; and, the de-recognition of potential interest and penalties associated with certain state tax settlements.

	For the Year Ended November 30
	2006	2007	2008	2009	2010
	(in thousands, except per share data)
Net income	$116,804	$86,201	$134,595	$6,815	$54,531
Net loss from discontinued operations	176	90	163	170	47

Income from continuing operations	116,980	86,291	134,758	6,985	54,578
Equity in net loss (income) from equity investments, net of tax	3,236	56,965	(970)	79,277	1,155

Consolidated income from continuing operations excluding equity in net loss (income) from equity investments	120,216	143,256	133,788	86,262	55,733
Adjustments, net of tax:
Additional depreciation	—	9,009	1,278	637	—
Impairment of long-lived assets	55,441	8,390	1,374	10,081	5,373
Correction of certain other assets’ carrying value	—	—	3,758	—	—
Interest rate swap expense	—	—	—	2,608	14,473
Loss on early redemption of debt	—	—	—	—	3,963
Provision on advances to Kansas Entertainment	—	—	1,409	—	—
IRS and state tax settlements	—	—	—	(8,923)	(6,338)
Tax benefit associated with restructuring initiatives	—	—	(3,477)	—	—

Non-GAAP net income	$175,657	$160,655	$138,130	$90,665	$73,204

Diluted earnings per share	$2.19	$1.64	$2.71	$0.14	$1.13
Net loss from discontinued operations	0.01	—	—	—	—

Diluted earnings per share from continuing operations	2.20	1.64	2.71	0.14	1.13
Equity in net loss (income) from equity investments, net of tax	0.06	1.08	(0.02)	1.63	0.03

Consolidated income from continuing operations excluding equity in net loss (income) from equity investments	2.26	2.72	2.69	1.77	1.16
Adjustments, net of tax:
Additional depreciation	—	0.17	0.02	0.01	—
Impairment of long-lived assets	1.04	0.16	0.03	0.21	0.11
Correction of certain other assets’ carrying value	—	—	0.08	—	—
Interest rate swap expense	—	—	—	0.05	0.30
Loss on early redemption of debt	—	—	—	—	0.08
Provision on advances to Kansas Entertainment	—	—	0.03	—	—
IRS and state tax settlements	—	—	—	(0.18)	(0.13)
Tax benefit associated with restructuring initiatives	—	—	(0.07)	—	—

Non-GAAP diluted earnings per share	$3.30	$3.05	$2.78	$1.86	$1.52

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
“Admissions, net” revenue includes ticket sales for all of our racing events and other motorsports activities and amusements, net of any applicable taxes.
“Motorsports related” revenue primarily includes television and ancillary media rights fees, promotion and sponsorship fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating), advertising revenues, royalties from licenses of our trademarks, parking and camping revenues, and track rental fees.
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
Basis of Presentation and Consolidation. We consolidate all entities we control by ownership of a majority voting interest and variable interest entities for which we have the power to direct activities and the obligation to absorb losses. Our judgment in determining if we consolidate a variable interest entity includes assessing which party, if any, has the power and benefits. Therefore, we evaluate which activities most significantly affect the variable interest entities economic performance and determine whether we, or another party, have the power to direct these activities.

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
Business Combinations. All business combinations are accounted for under the acquisition method. Whether net assets or common stock is acquired, fair values are determined and assigned to the purchased assets and assumed liabilities of the acquired entity. The excess of the cost of the acquisition over fair value of the net assets acquired (including recognized intangibles) is recorded as goodwill. Business combinations involving existing motorsports entertainment facilities commonly result in a significant portion of the purchase price being allocated to the fair value of the contract-based intangible asset associated with long-term relationships manifest in the sanction agreements with sanctioning bodies, such as NASCAR, Grand American and IndyCar. The continuity of sanction agreements with these bodies has historically enabled the facility operator to host motorsports events year after year. While individual sanction agreements may be of terms as short as one year, a significant portion of the purchase price in excess of the fair value of acquired tangible assets is commonly paid to acquire anticipated future cash flows from events promoted pursuant to these agreements which are expected to continue for the foreseeable future and therefore, in accordance with ASC 805-50, “Business Combinations,” are recorded as indefinite-lived intangible assets recognized apart from goodwill.
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
Impairment of Long-lived Assets, Goodwill and Other Intangible Assets. Our consolidated balance sheets include significant amounts of long-lived assets, goodwill and other intangible assets which could be subject to impairment.
•	In fiscal 2009, we recorded a non-cash charge of approximately $16.7 million as an impairment of long-lived assets primarily attributable to the reduction of the carrying value of our Staten Island property and impairment charges relating to certain other long-lived assets.

•	In fiscal 2010 we determined that certain costs related to the Daytona Development Project which were capitalized are no longer expected to benefit the future development of the project. Accordingly, we recognized a non-cash impairment totaling approximately $5.8 million, consisting primarily of architecture and engineering, legal and associated capitalized interest. The costs which continue to be capitalized on this project consist principally of land and land related improvements which are expected to provide benefits to the ongoing development.
As of November 30, 2010, goodwill and other intangible assets and property and equipment accounts for approximately $1,674.2 million, or 89.1 percent of our total assets. We account for our goodwill and other intangible assets in accordance with ASC 350 and for our long-lived assets in accordance with ASC 360.
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
In connection with our fiscal 2010 assessment of goodwill and intangible assets for possible impairment we used the methodology described above. We believe our methods used to determine fair value and evaluate possible impairment were appropriate, relevant, and represent methods customarily available and used for such purposes. Our latest annual assessment of goodwill and other intangible assets in the fourth quarter of fiscal 2010 indicated there had been no impairment and the fair value substantially exceeded the carrying value for the respective reporting units, except for one reporting unit that was recently acquired. The estimated fair value for this one reporting unit, which has goodwill of less than $20.0 million, exceeded the carrying value by less than 5 percent as determined using our internal discounted cash flow methodology. We believe recent comparable market transactions would support a substantially higher valuation. While we continue to review and analyze many factors that can impact our business prospects in the future (as further described in “Risk Factors”), our analysis is subjective and is based on conditions existing at, and trends leading up to, the time the estimates and assumptions are made. Different conditions or assumptions, or changes in cash flows or profitability, if significant, could have a material adverse effect on the outcome of the impairment evaluation and our future condition or results of operations. Despite the current adverse economic trends, particularly credit availability, the decline in consumer confidence and the rise in unemployment, which have recently contributed to the decrease in attendance related as well as corporate partner revenues for certain of our motorsports events during fiscal 2010, we believe there has been no significant change in the long-term fundamentals of our ongoing motorsports event business. We believe our present operational and cash flow outlook further support its conclusion.
In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments we exert significant influence on the investee but do not have effective control over the investee, which adds an additional element of risk that can adversely impact our financial position and results of operations. The carrying value of our equity investments was $43.7 million at November 30, 2010.
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
Contingent Liabilities. Our determination of the treatment of contingent liabilities in the financial statements is based on our view of the expected outcome of the applicable contingency. In the ordinary course of business, we consult with legal counsel on matters related to litigation and other experts both within and outside our Company. We accrue a liability if the likelihood of an adverse outcome is probable and the amount of loss is reasonably estimable. We disclose the matter but do not accrue a liability if the likelihood of an adverse outcome is reasonably possible and an estimate of loss is not determinable. Legal and other costs incurred in conjunction with loss contingencies are expensed as incurred.
Equity and Other Investments
Hollywood Casino at Kansas Speedway
On December 1, 2009, Kansas Entertainment, LLC, (“Kansas Entertainment”) a 50/50 joint venture of Penn Hollywood Kansas, Inc. (“Penn”), a subsidiary of Penn National Gaming, Inc. and Kansas Speedway Development Corporation (“KSDC”), a wholly owned subsidiary of ISC, was selected by the Kansas Lottery Gaming Facility Review Board to develop and operate a gaming facility in the Northeast Zone (Wyandotte County, Kansas). On February 12, 2010, Kansas Entertainment received the final approval under the Kansas Expanded Lottery Act, along with its gaming license from the Kansas Racing and Gaming Commission. Construction of the Hollywood-themed and branded entertainment destination facility, overlooking turn two of Kansas Speedway, began in April 2010 with a planned opening in the first half of 2012.
The initial phase of this project, including certain changes to the scope and mix of gaming operations and amenities approved by the Kansas Lottery Commission in August 2010, features an 82,000 square foot casino with 2,000 slot machines and 52 table games (including 12 poker tables), a 1,253 space parking structure as well as a sports-themed bar, dining and entertainment options. Kansas Entertainment anticipates funding the initial phase of the development with a mix of equity contributions from each partner as well third party financing, which it is currently pursuing. KSDC and Penn will share equally in the cost of developing and constructing the facility. We currently estimate that our share of capitalized development costs for the project, excluding our contribution of the land, will be approximately $155.0 million. In addition, we expect to continue to incur certain other start up and related costs through opening, a number of which will be expensed through equity in net loss from equity investments. Penn is the managing member of Kansas Entertainment and will be responsible for the development and operation of the casino and hotel.
We have accounted for Kansas Entertainment as an equity investment in our financial statements as of November 30, 2010 and our 50.0 percent portion of Kansas Entertainment’s net loss in fiscal 2010 is approximately $1.9 million, related to certain start up costs, and is included in equity in net loss from equity investments in our consolidated statements of operations. There were no operations included in our consolidated statements of operations in the same periods in fiscal 2009 or 2008.

Staten Island Property
In connection with our efforts to develop a major motorsports entertainment facility in the New York metropolitan area, our wholly owned indirect subsidiary, 380 Development, purchased a total of 676 acres located in the New York City borough of Staten Island in early fiscal 2005 and began improvements including fill operations on the property. In December 2006, we announced our decision to discontinue pursuit of the speedway development on Staten Island. In May 2007, we entered into a Consent Order with the New York Department of Environmental Conservation (“DEC”) to resolve certain issues surrounding the fill operations and the prior placement of fill at the site that contained constituents above regulatory thresholds. The Consent Order required us to remove non-compliant fill pursuant to an approved comprehensive fill removal plan, and to pay a penalty to DEC of $562,500, half of which was paid in May 2007 and the other half of which was suspended so long as we complied with the terms of the Consent Order. During the second quarter of fiscal 2009 the DEC notified us that it had complied with the terms of the Consent Order and that we had no further obligations under the Consent Order.
During the third quarter of fiscal 2009, we determined, based on our understanding of the real estate market and the above transaction, that the current carrying value of the property was in excess of the fair market value. As a result, we recognized a non-cash, pre-tax charge in our results of approximately $13.0 million, or $0.16 per diluted share, which is included in the Motorsports Event segment.
In October 2009, we announced that we had entered into a definitive agreement (“Agreement”) with KB Marine Holdings LLC (“KB Holdings”) under which KB Holdings would acquire 100 percent of the outstanding equity membership interests of 380 Development for a total purchase price of $80.0 million. Upon execution of the Agreement, ISC received a non-refundable $1.0 million payment. This transaction was scheduled to close by February 25, 2010. However, the closing was subject to certain conditions including KB Holdings securing the required equity commitments to acquire the property and performing its obligation under the Agreement. KB Holdings did not obtain resolution of certain issues relating to the fill permitting process which prevented it from obtaining funding and closing the Agreement.
On September 2, 2010, we executed a second amendment to the Agreement which provided an extension to KB Holdings to close the transaction on or before November 30, 2010. Under the terms of that extension, the purchase price to be paid by KB Holdings was $88.0 million, $33.6 million of which, in non-refundable deposits and cash, was to be received at or prior to closing, and $54.4 million of which will be in the form of a promissory note payable on or before August 31, 2011. The promissory note would have had a market-based interest rate and was to be secured by a first priority security interest in the outstanding equity membership interests of 380 Development. We expected that the proceeds from the sale, net of applicable broker commissions and other closing costs would result in an immaterial gain or loss on the transaction upon closing.
On December 6, 2010, we announced the termination of the Agreement with KB Holdings for the sale of the Staten Island, New York property. KB Holdings did not fulfill the terms of the second amendment to the Agreement to close the transaction on or before November 30, 2010. As a result of the transaction terminating, we are pursuing discussions with alternative buyers for the 676-acre parcel of property located in Staten Island.
Motorsports Authentics
We are partners with Speedway Motorsports, Inc. in a 50/50 joint venture, SMISC, LLC, which, through its wholly owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics. MA designs, promotes, markets and distributes motorsports licensed merchandise.
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
As a result of the foregoing which triggered the our evaluation performed under ASC 320-10 we recognized significant impairments of our equity investment in MA during the second and fourth quarters of fiscal 2009, resulting in a reduction to the carrying value of our investment in MA to zero at November 30, 2009. MA’s management, with the assistance of an independent appraisal firm, completed its review in the fourth quarter of fiscal 2009, concluding that the fair value of MA’s goodwill and intangible assets should be reduced to zero.
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
As a result of the settlement, our remaining guaranty exposure, to one NASCAR team licensor, has been reduced to approximately $5.0 million and will be satisfied upon MA making certain payments to the team through January 2013. In January 2011, MA made a payment to the team effectively reducing our guaranty exposure to $3.8 million. While it is possible that some obligation under this guarantee may occur in the future, the amount we will ultimately pay cannot be estimated at this time. In any event, we do not believe that the ultimate financial outcome will have a material impact on our financial position or results of operations.
We did not recognize any net income or loss from operations of MA during fiscal 2010. Our 50.0 percent portion of MA’s fiscal 2009 net loss is approximately $77.6 million, or $1.63 per diluted share, which included the aforementioned impairment charges. Fiscal 2008 equity in net income from MA was approximately $1.6 million, or $0.02 per diluted share.
Other Equity Investments
Our equity investments also include our 50.0 percent limited partnership investment in Stock-Car Montreal L.P. prior to the acquisition of the remaining interest in February 2009.

Income Taxes
The tax treatment of providing a valuation allowance related to losses incurred by our Motorsports Authentics equity investment, partially offset by the reduction in income taxes due to the interest income related to our settlement with the Internal Revenue Service, are the principal causes of the increased effective income tax rate for the fiscal year ended November 30, 2009. The de-recognition of potential interest and penalties associated with certain state settlements as well as certain state credits accrued are the principal causes of the decreased effective income tax rate for the fiscal year ended November 30, 2010.
As a result of the above items, our effective income tax rate increased from the statutory income rate to approximately 85.5 percent for the fiscal year ended November 30, 2009, and decreased from the statutory income rate to approximately 27.0 percent for the fiscal year ended November 30, 2010.
Current Litigation
From time to time, we are a party to routine litigation incidental to our business. We do not believe that the resolution of any or all of such litigation will have a material adverse effect on our financial condition or results of operations.
Future Trends in Operating Results
Economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, credit availability, interest rates and taxation rates, may impact our ability to sell tickets to our events and to secure revenues from corporate marketing partnerships. We believe that adverse economic trends, particularly the rise in unemployment and the decline in the consumer confidence index significantly contributed to the decrease in attendance for certain of our motorsports entertainment events during fiscal 2009. Certain of these trends have persisted through fiscal 2010 and are not expected to materially change in 2011, which may have an impact on our business, especially attendance-related and corporate partner revenues. In response, we recently announced an initiative to lower our direct operating expenses, beginning in 2011, by $20.0 million to $30.0 million in sustainable reductions through the streamlining of corporate services, optimization of event and ancillary business models, and process improvements that resulted in a reduction of workforce and operational costs. These changes are expected to have a positive impact on our financial position.
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
While we have not had a sell-out at any of our events since February 2008, we have had capacity crowds at certain events. We have also experienced a compressed sales cycle with our customers making their ticket purchasing decisions closer to the event date. To address this and to be sensitive to the economic challenges that many of our fans face, in 2009, we lowered prices on over 150,000 seats, or 15.0 percent of our grandstand capacity, for NASCAR Sprint Cup events across the Company. For our 2010 events, we expanded our reduced pricing to approximately 500,000 seats throughout our facilities as well as unbundling a substantial number of tickets to better respond to consumer demand. In addition to preferred pricing, we provided our customers that renew early various incentives as well as special access privileges. We also created ticket packages that provide added value opportunities, making it more affordable for our fans to attend live events. As we also want to develop the next generation motorsports fan, we expanded our youth initiative to encourage families to attend.
We believe, based on our research and analysis, our current pricing levels and initiatives going into the 2011 season are on target with demand, providing appropriate price points for all income levels. Also, based on consumer feedback, we will now provide single-day ticket purchasing at Kansas and Chicagoland Speedways for all of their events. These facilities previously required purchasers to purchase season-ticket packages for certain sanctioned racing events annually, under specified terms and conditions.

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
Due to the current economic conditions which began to deteriorate in the latter part of fiscal 2008, extended throughout fiscal 2009 and persisted in fiscal 2010, we have experienced a slowdown in corporate spending. In addition, the process of securing sponsorship deals has become more time consuming as corporations are more closely scrutinizing their marketing budgets. While these trends continue to impact sales, we are seeing encouraging signs of interest from corporate partners. We expect, based on current interest and demand, to secure all of our 2011 NASCAR Sprint Cup and Nationwide series event entitlements. We continue to believe that revenues from our corporate marketing relationships will grow over the long term, contributing to strong earnings and cash flow stability and predictability.
Television Broadcast and Ancillary Media Rights
Domestic broadcast and ancillary media rights fees revenues are an important component of our revenue and earnings stream. Starting in 2007, NASCAR entered into new combined eight-year agreements with FOX, ABC/ESPN, TNT and SPEED for the domestic broadcast and related rights for its three national touring series — Sprint Cup, Nationwide and Camping World Truck. The agreements total approximately $4.5 billion over the eight-year period from 2007 through 2014. This results in an approximate $560.0 million gross average annual rights fee for the industry, a more than 40.0 percent increase over the previous contract average of $400.0 million annually. The industry rights fees were approximately $545.0 million for 2010 and will be approximately $565.0 million for 2011. The industry rights fees will increase, on average, by approximately three percent per year through the 2014 season. The annual increase is expected to vary between two and four percent per year over the period.
FOX and TNT have been strong supporters of NASCAR racing since 2001, and both have played a major role in the sport’s climb in popularity. We have, and expect to continue to see, ongoing broadcast innovation in their coverage of NASCAR racing events. Also notable was the return of ESPN to the sport in 2007, which it helped build throughout the 1980s and 1990s. ESPN’s coverage and weekly ancillary NASCAR-related programming continues to promote the sport across various properties. Further, ESPN broadcasts substantially all of the NASCAR Nationwide Series, providing that series with the continuity and promotional support that we believe will allow it to flourish. We were pleased with ABC’s decision to broadcast the majority of its 2010 NASCAR Sprint Cup series events on its cable channel, ESPN. ESPN has a subscriber base at approximately 100 million, while less than the networks, it does have, over the longer term, the ability to attract younger viewers as well as create more exposure for the sport. Also, cable broadcasters can support a higher investment through subscriber fees not available to traditional networks, which is a potential benefit when NASCAR negotiates the next consolidated domestic broadcast and ancillary media rights contract.
While the media landscape continues to evolve, we continue to believe NASCAR’s position in the sports and entertainment landscape remains strong. It is expected that ratings will fluctuate year to year. For the 2010 NASCAR season, television ratings for the NASCAR Sprint Cup series decreased to an average of 4.1 million households and 5.9 million viewers as reported by the Nielsen Company. However, the long-term ratings health of NASCAR Sprint Cup series events remains robust as it remains the second highest-rated regular season sport on television and is the number two sport among all key demographic groups, trailing only the NFL. In addition, the NASCAR Nationwide series is the second-highest rated motorsports series on television and the NASCAR Camping World Truck series is the third-highest rated motorsports series on cable television.
These long-term contracts provide significant cash flow visibility to us, race teams and NASCAR over the contract term. Television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events conducted at our wholly owned facilities under these agreements, and recorded as part of motorsports related revenue, were approximately $257.0 million, $262.0 million and $269.1 million for fiscal 2008, 2009 and 2010, respectively. Operating income generated by these media rights were approximately $189.4 million, $192.1 million and $197.5 million for fiscal 2008, 2009 and 2010, respectively.
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
Sanctioning Bodies
Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction events at our facilities, particularly with NASCAR, whose sanctioned events at our wholly owned facilities accounted for approximately 89.8 percent of our revenues in fiscal 2010. NASCAR continues to entertain and discuss proposals from track operators regarding potential realignment of NASCAR Sprint Cup Series dates to more geographically diverse and potentially more desirable markets where there may be greater demand, resulting in an opportunity for increased revenues to the track operators. NASCAR has recently approved our request for realignment and beginning in 2011, Kansas Speedway (“Kansas”) will now host two NASCAR Sprint Cup Series weekends. We believe that these realignments have provided, and will continue to provide, incremental net positive revenue and earnings as well as further enhance the sport’s exposure in highly desirable markets, which we believe benefits the sport’s fans, teams, sponsors and television broadcast partners as well as promoters.
Capital Improvements
Since we compete with newer entertainment venues for patrons and sponsors, we will continue to evaluate opportunities to enhance our facilities, thereby producing additional revenue opportunities and improving the event experience for our guests. Major examples of these efforts include:
     Fiscal 2008
•	We installed track lighting at Chicagoland as well as improved certain electrical infrastructure in certain camping areas. In addition to enhancing the guest experience, we now have the flexibility to run events later in the day in the event of inclement weather;

•	We repaved Darlington Raceway (“Darlington”) and constructed a tunnel in Turn 3 that provides improved access for fans and allows emergency vehicles to easily enter and exit the infield area of the track. These collective projects mark the largest one-time investment in the 50-year history of the storied South Carolina facility;

•	We enhanced seating at Michigan International Speedway (“Michigan”) to provide wider seats, seatbacks and more leg room for fans. We also added incremental camping capacity and new shower/restroom facilities for our on-site overnight guests, as well as installed a state-of-the-art 110-foot, three-sided LED scoreboard for fans to more easily follow the on-track competition. Finally, we added additional branded way-finding signage to help pedestrians, motorists and campers find their way in, out and around the 1,400-acre racetrack property; and

•	We constructed new media centers at Watkins Glen International (“Watkins Glen”) and Homestead-Miami Speedway (“Homestead”), which we believe increased appeal to media content providers, sports journalists, racing team owners and drivers and others involved in the motorsports industry.

     Fiscal 2009
•	We constructed a new media center at Michigan as part of the terrace suite redevelopment project which we believe has increased appeal to media content providers, sports journalists, racing team owners and drivers and others involved in the motorsports industry;

•	To further enhance our guest experience, we reconfigured tram and pedestrian routes at Richmond International Raceway (“Richmond”); built a new tram stop at Daytona International Speedway (“Daytona”); and, replaced the seats in the lower grandstands at Talladega Superspeedway (“Talladega”); and

•	We have constructed a new leader board at Homestead, which is the prototype for future tracks.
     Fiscal 2010
•	We made further grandstand enhancements at Michigan to provide wider seats, seatbacks and more leg room for fans;

•	We completed our repaving project at Daytona. In addition, we made frontstretch fan improvements and superstretch hospitality improvements at Daytona which included the addition of the Superstretch Fan Zone and improved tram infrastructure, and we constructed a new 1/4 mile Flat Track facility which hosted successful AMA motorcycle events;

•	We completed a major seat enhancement project at Talladega by installing new wider stadium style seats and increased leg room; and

•	We have constructed a new state of the art LED leader board and video screens at Richmond.
We anticipate modest capital spending on other projects for maintenance, safety and regulatory requirements, as well as for preserving the guest experience at our events to enable us to effectively compete with other sports venues for consumer and corporate spending.
Growth Strategies
Our growth strategies also include exploring ways to grow our businesses through acquisitions and external developments that offer attractive financial returns. This has been demonstrated through the planned real estate development joint venture to develop and operate a Hollywood-themed and branded entertainment destination facility overlooking turn two of Kansas Speedway. (see “Kansas Hotel and Casino Development”).
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

Current Operations Comparison
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	For the Year Ended November 30,
	2008	2009	2010

Revenues:
Admissions, net	30.0%	28.2%	24.9%
Motorsports related	58.8	62.4	65.2
Food, beverage and merchandise	9.9	8.1	8.1
Other	1.3	1.3	1.8

Total revenues	100.0	100.0	100.0
Expenses:
Direct:
Prize and point fund monies and NASCAR sanction fees	19.6	23.5	24.4
Motorsports related	21.1	21.6	22.1
Food, beverage and merchandise	6.1	5.7	5.7
General and administrative	13.9	15.0	15.9
Depreciation and amortization	9.0	10.5	11.6
Impairment of long-lived assets	0.3	2.4	1.4

Total expenses	70.0	78.7	81.1

Operating income	30.0	21.3	18.9
Interest expense, net	(2.2)	(2.6)	(2.3)
Interest rate swap expense	—	(0.6)	(3.7)
Loss on early redemption of debt	—	—	(1.0)
Other income	—	0.1	—
Equity in net loss from equity investments	(0.2)	(11.2)	(0.3)

Income from continuing operations before income taxes	27.6	7.0	11.6
Income taxes	10.5	6.0	3.1

Income from continuing operations	17.1	1.0	8.5
Loss from discontinued operations	—	—	—

Net income	17.1%	1.0%	8.5%

Comparison of Fiscal 2010 to Fiscal 2009
The comparison of fiscal 2010 to fiscal 2009 is impacted by the following factors:
•	Economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates, impact our ability to sell tickets to our events and to secure revenues from corporate marketing partnerships. We believe that unprecedented adverse economic trends, particularly the decline in consumer confidence and the rise in unemployment contributed to the decrease in attendance related as well as corporate partner revenues for certain of our motorsports entertainment events during fiscal 2010;

•	An IndyCar series event held at Richmond and a NASCAR Camping World Truck series event held at Auto Club Speedway in fiscal 2009 were not held in fiscal 2010. Offsetting this was a NASCAR Camping World Truck series event held at Darlington in fiscal 2010 that was not held in fiscal 2009;

•	In fiscal 2010, we recognized non-cash impairments of long-lived assets totaling approximately $8.9 million, or $0.11 per diluted share, primarily attributable to certain costs related to the Daytona Development Project which were capitalized that are no longer expected to benefit the future development of the project. In fiscal 2009, we recognized non-cash impairments of long-lived assets totaling approximately $16.7 million, or $0.21 per diluted share, primarily attributable to the aforementioned decrease in the carrying value of our Staten Island property and, to a much lesser extent, impairments of certain other long-lived assets;

•	During fiscal 2010, we recognized approximately $23.9 million, or $0.30 per diluted share in expenses related to an interest rate swap. In fiscal 2009, we recognized approximately $4.3 million, or $0.05 per diluted share in similar expense (see “Future Liquidity”);

•	During fiscal 2010, we recognized approximately $6.5 million in expenses, or $0.08 per diluted share related to a partial redemption of $150 million principal 5.4% Senior Notes maturing in 2014 (see “Future Liquidity — Long-Term Obligations and Commitments”);

•	During fiscal 2009, we recorded certain charges related to our joint venture Motorsports Authentics (see Equity and Other Investments); and

•	As a result of the previously discussed favorable settlements and on-going discussions with certain states, we de-recognized potential interest and penalties totaling approximately $6.3 million or $0.13 per diluted share in fiscal 2010. During fiscal 2009 we recognized interest income net of tax, of approximately $8.9 million, or $0.18 per diluted share, in our income tax expense as a result of our settlement with the Internal Revenue Service. This de-recognition of interest and penalties was recognized as a reduction in income tax expense in our consolidated statement of operations.
Admissions revenue decreased approximately $35.0 million, or 17.9 percent, in fiscal 2010 as compared to fiscal 2009. We believe the decrease was driven by lower attendance attributable to ongoing adverse economic conditions as well as inclement weather and a decrease in our weighted average ticket price for certain events associated with the previously discussed value pricing initiatives.
Motorsports related revenue decreased approximately $11.3 million, or 2.6 percent, in fiscal 2010 as compared to fiscal 2009. The decrease is substantially attributable to decreases in sponsorship, suite and hospitality revenues for certain events. To a lesser extent, contributing to change was the aforementioned Camping World Truck series event not being held at Auto Club Speedway, and the IndyCar event not being held at Richmond, respectively. Partially offsetting these decreases was an increase in television broadcast and ancillary rights.
Food, beverage and merchandise revenue decreased approximately $3.9 million, or 6.9 percent, in fiscal 2010 as compared to fiscal 2009. The decrease is substantially attributable to the previously discussed lower attendance.
Prize and point fund monies and NASCAR sanction fees decreased approximately $5.4 million, or 3.3 percent, in fiscal 2010 as compared to fiscal 2009. The decrease is primarily attributable to the reduction in overall prize and point fees paid for the events held in the period as compared to the same period in prior year. Partially offsetting overall decreases are the increases in television broadcast rights fees for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events during the periods as standard NASCAR sanctioning agreements require a specific percentage of television broadcast rights fees to be paid to competitors. Partially offsetting the decrease was the aforementioned Camping World Truck series event held at Darlington that was not held in fiscal 2009.
Motorsports related expense decreased by approximately $7.2 million, or 4.8 percent, in fiscal 2010 as compared to fiscal 2009. The decrease is primarily attributable to reduced promotional, advertising and other race related expenses during the period as a result of focused cost containment. Contributing to the decrease was aforementioned IndyCar series event that was not held at Richmond in fiscal 2010 that was held in fiscal 2009. The decrease was partially offset by the aforementioned Camping World Truck series event held at Darlington added to the schedule in 2010. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue increased slightly to approximately 24.5 percent for fiscal 2010, as compared to 23.9 percent for the same period in the prior year. The slight margin decrease is primarily due to the previously discussed lower admissions and motorsports related revenue during the period.
Food, beverage and merchandise expense decreased approximately $2.2 million, or 5.6 percent, in fiscal 2010 as compared to fiscal 2009. The decrease is primarily attributable to variable costs associated with the lower sales of merchandise and concessions, as well as catering. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue increased slightly to approximately 70.3 percent for fiscal 2010, as compared to 69.4 percent for the same period in the prior year. The slight margin decrease was primarily attributable to the ratio of fixed to variable costs.
General and administrative expense decreased approximately $1.0 million, or 1.0 percent, in fiscal 2010 as compared to fiscal 2009. We incurred approximately $2.3 million of costs related to organizational and structural changes in connection with the company-wide initiative to reduce future operational costs. Offsetting this amount were ongoing cost containment initiatives that were put in place in fiscal 2009. General and administrative expenses as a percentage of total revenues increased to approximately 15.9 percent for fiscal 2010, as compared to 15.0 percent for fiscal 2009. The slight margin decrease is primarily due to the previously discussed decrease in revenues, largely offset by our cost containment efforts.
Depreciation and amortization expense increased approximately $1.6 million, or 2.1 percent, in fiscal 2010 as compared to fiscal 2009. The increase is predominately attributable to our headquarters building (see “Future Liquidity”) which was put in service in the last month of fiscal 2009. Partially offsetting the increases are certain assets which have reached the end of their useful lives.
The impairment of long-lived assets of approximately $8.9 million is primarily attributable to the aforementioned non-cash impairment of certain costs related to the Daytona Development Project and removal of certain other long-lived assets located at our motorsports facilities.
Interest income and other decreased by approximately $0.9 million during fiscal 2010 as compared to fiscal 2009. The decrease was attributable to lower interest rates as compared to the same periods in the prior year.
Interest expense decreased by approximately $4.0 million during fiscal 2010 as compared to fiscal 2009. The decrease is primarily due to the funding of the $150 million principal 4.2 percent Senior Notes maturity in April 2009 and the lower average outstanding balance on our credit facility as compared to the same period in the prior year. Partially offsetting the decrease is the interest on the term loan for our new headquarters building.
Interest rate swap expense increased by approximately $19.6 million during fiscal 2010 as compared to fiscal 2009. The increase is primarily attributable to the termination of the interest rate swap and the reduction of the anticipated debt issuance from $150.0 million to $65.0 million during the fiscal year ended November 30, 2010.
Loss on early redemption of debt of approximately $6.5 million in fiscal 2010 is attributable to the aforementioned partial redemption of the $150 million principal 5.4 percent Senior Notes maturing in 2014 (see “Future Liquidity — Long-Term Obligations and Commitments”) . There is no comparable amount in fiscal 2009.
Equity in net loss from equity investments represents our 50.0 percent equity investments in Motorsports Authentics and Hollywood Casino at Kansas Speedway (see “Equity and Other Investments”). The equity in net loss from equity investments of approximately $1.9 million in fiscal 2010 relates to certain start up costs related to the Hollywood Casino at Kansas Speedway. There were no comparable costs in fiscal 2009. We did not recognize any net loss from operations of Motorsports Authentics in fiscal 2010 as compared to an approximate net loss of $77.6 million in fiscal 2009.
Our effective income tax rate decreased from approximately 85.5 percent to approximately 27.0 percent during fiscal 2010 compared to fiscal 2009 (see “Income Taxes”).
As a result of the foregoing, net income increased approximately $47.7 million, or $0.99 per diluted share, for fiscal 2010 as compared to fiscal 2009.
Comparison of Fiscal 2009 to Fiscal 2008
The comparison of fiscal 2009 to fiscal 2008 is impacted by the following factors:
•	Economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates, impact our ability to sell tickets to our events and to secure revenues from corporate marketing partnerships. We believe that adverse economic trends, particularly credit availability, the decline in consumer confidence, and the rise in unemployment, began to manifest in early fiscal 2008 and have increasingly contributed to the decrease in attendance related as well as corporate partner revenues for certain of our motorsports entertainment events during fiscal 2009;

•	Further impacting the comparability of the periods were strong consumer and corporate sales for the 50th running of the Daytona 500 in fiscal 2008. This monumental anniversary of the “Great American Race” provided significant unique opportunities to drive attendance and revenue above the otherwise strong appeal of this marquee event and the sport of NASCAR in general;

•	On February 27, 2009, we acquired the 50.0 percent ownership interest in Stock-Car Montreal L.P. we did not previously own, bringing our ownership to 100.0 percent. This acquisition was accounted for as a business combination and the operations of Stock-Car Montreal L.P. are included in our consolidated operations subsequent to the date of acquisition. Prior to this date, we had accounted for their operations as part of equity in net loss from equity investments. A NASCAR Nationwide Series and a Grand American Series event were held at Stock-Car Montreal during the third quarter of fiscal 2009;

•	Due to the acquisition of Grand American by NASCAR in October 2008, expenses related to prize, point and sanction fees are reported as part of prize and point fund monies and NASCAR sanction fees on the consolidated statement of operations for fiscal year 2009 while reported as part of motorsports related expense in fiscal 2008 and prior years;

•	During fiscal 2009, approximately $1.0 million, or $0.01 per diluted share, of depreciation was accelerated above our normal depreciation rates relating to our prior office building in Daytona Beach, Florida which is expected to be razed as part of our Daytona Development Project (see further discussion in “Future Liquidity”). During fiscal 2008, depreciation was accelerated above our normal depreciation rates relating to this prior office building and certain other offices and buildings which were razed in fiscal 2008 as part of our Daytona Development Project totaling approximately $2.1 million, or $0.03 per diluted share. These amounts were calculated by taking the remaining net book values of the respective offices and buildings and systematically reducing the net book values over their remaining useful lives based on the last date of occupancy and/or the razing of the structure(s);

•	In fiscal 2009, we recognized non-cash impairments of long-lived assets totaling approximately $16.7 million, or $0.21 per diluted share, primarily attributable to the aforementioned decrease in the carrying value of our Staten Island property and, to a much lesser extent, impairments of certain other long-lived assets. In fiscal 2008, we recognized impairments of long-lived assets totaling approximately $2.2 million, or $0.03 per diluted share, primarily attributable to our Staten Island property and impairments of certain other long-lived assets;

•	During fiscal 2008, we recorded a non-cash charge totaling approximately $3.8 million, or $0.07 per diluted share, to correct the carrying value amount of certain other assets, for which there was no comparable amortization in the prior year. This adjustment was recorded in interest income and other in the consolidated statement of operations;

•	During fiscal 2009, we recognized interest rate swap expense of approximately $4.3 million, or $0.05 per diluted share, related to our interest rate swap for which there was no comparable expense in the prior year (see “Future Liquidity”). This expense was recorded in interest rate swap expense in the consolidated statement of operations;

•	In fiscal 2009, the $77.6 million, or $1.63 per diluted share, equity in net loss from equity investments represents our portion of the results from our 50.0 percent indirect interest in Motorsports Authentics and includes the previously discussed non-cash impairment charge of approximately $69.3 million, or $1.43 per diluted share (see “Equity and Other Investments”). Our portion of Motorsports Authentics net income for fiscal 2008 included in equity in net loss from equity investments was approximately $1.6 million, or $0.02 per diluted share; and

•	During fiscal 2009 we recognized interest income net of tax, of approximately $8.9 million, or $0.18 per diluted share, in our income tax expense as a result of the settlement with the Internal Revenue Service.
Admissions revenue decreased approximately $40.6 million, or 17.2 percent, in fiscal 2009 as compared to fiscal 2008. We believe the decrease was primarily attributable to the decreases in attendance due to previously discussed adverse economic trends including decreases in weighted average ticket prices as a result of pricing strategies for our NASCAR Sprint Cup events in 2009 (see “Future Trends in Operating Results”). These decreases were further impacted by the strong demand for certain events conducted during Speedweeks at Daytona supporting the 50th running of the sold out Daytona 500 in fiscal 2008. The overall decrease in attendance was partially offset by the consolidation of the Nationwide series event weekend at Stock-Car Montreal and a slight increase in the weighted average ticket prices for certain events conducted during Speedweeks at Daytona in fiscal 2009.

Motorsports related revenue decreased approximately $30.6 million, or 6.6 percent, in fiscal 2009 as compared to fiscal 2008. The decrease was primarily due to the decreases in sponsorship, suite and hospitality revenues for certain events conducted during the year, which we believe result largely from the previously discussed adverse economic conditions. To a lesser extent, lower track rentals, advertising and ancillary rights revenues also contributed to the decrease. Partially offsetting the decrease was the Nationwide series event weekend at Stock-Car Montreal and an increase in television broadcast rights for our NASCAR Sprint Cup, Nationwide, and Camping World Truck series events.
Food, beverage and merchandise revenue decreased approximately $21.7 million, or 27.8 percent, in fiscal 2009 as compared to fiscal 2008. The decrease was primarily attributable to previously discussed adverse economic conditions impacting attendance as well as lower per capita sales in fiscal 2009 affecting catering, concessions and merchandise sales. In addition, the decrease was impacted by the strong sales of the Daytona 500 50th anniversary product in fiscal 2008. The decrease was slightly offset by the Nationwide series event weekend at Stock-Car Montreal.
Prize and point fund monies and NASCAR sanction fees increased approximately $8.3 million, or 5.4 percent, in fiscal 2009 as compared to fiscal 2008. This increase was primarily related to the Nationwide series event at Stock-Car Montreal and the previously discussed increase in television broadcast rights fees for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events conducted during the year, as standard NASCAR sanctioning agreements require that a specific percentage of television broadcast rights fees be paid to competitors. To a lesser extent, increased NASCAR sanction fees, as well as the aforementioned reclassification of amounts related to Grand American in fiscal 2009 contributed to the increase.
Motorsports related expense decreased by approximately $16.2 million, or 9.8 percent, in fiscal 2009 as compared to fiscal 2008. The decrease was predominately attributable to reduced promotional, advertising and other race related expenses during the period as a result of focused cost containment initiatives as well as higher promotional and advertising expenses for the 50th running of the Daytona 500 in fiscal 2008. Partially offsetting these decreases was the Nationwide series event weekend at Stock-Car Montreal and to a lesser extent, the aforementioned reclassification of amounts related to Grand American competition costs in fiscal 2009. Motorsports related expense as a percentage of combined admissions and motorsports related revenue was comparable to the prior year, with the slight margin decrease primarily due to the previously discussed lower admissions and motorsports related revenues, as well as the aforementioned Stock-Car Montreal events conducted in the third quarter of fiscal 2009, largely offset by initiatives to reduce costs.
Food, beverage and merchandise expense decreased approximately $9.0 million, or 18.7 percent, in fiscal 2009 as compared to fiscal 2008. The decrease was primarily attributable to variable costs associated with the lower sales of merchandise, catering and concessions sales related to the previously discussed decreases in attendance. In addition, the decrease was impacted by the robust sales attributable to the previously discussed events conducted during Speedweeks at Daytona supporting the 50th running of the sold out Daytona 500 in fiscal 2008. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue increased to approximately 69.4 percent in fiscal 2009, as compared to 61.6 percent for fiscal 2008. Economies of scale and the ratio of fixed to variable costs attributed to the decrease in margin. This is especially evident for fiscal 2009 Speedweeks sales as compared to strong sales surrounding the 50th running of the Daytona 500 in fiscal 2008. The decrease in margin was partially offset by certain fixed cost reductions during the year.
General and administrative expense decreased approximately $5.7 million, or 5.2 percent, in fiscal 2009 as compared to fiscal 2008. Driven by focused cost containment initiatives, we reduced legal fees, other professional fees, personnel related and various other costs associated with our ongoing business compared to the prior year. In addition the decrease was impacted by an adjustment to certain other taxes in fiscal 2008. General and administrative expenses as a percentage of total revenues increased to approximately 15.0 percent for fiscal 2009, as compared to 13.9 percent for fiscal 2008. The slight margin decrease was primarily due to the previously discussed decrease in revenues, largely offset by our cost containment efforts.
Depreciation and amortization expense increased approximately $2.0 million, or 2.8 percent, in fiscal 2009 as compared to fiscal 2008. The increase was attributable to capital expenditures for our ongoing facility enhancements and related initiatives.
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
Interest income and other increased by approximately $2.7 million during fiscal 2009 as compared to fiscal 2008. The increase was almost entirely due to the aforementioned non-cash charge of $3.8 million, or $0.07 per diluted share, in fiscal 2008, to correct the carrying value of certain other assets. Slightly offsetting the increase were lower interest rates on higher cash balances as compared to the same period in the prior year.
Interest expense increased by approximately $3.3 million, or 21.1 percent, during fiscal 2009 as compared to fiscal 2008. The increase was primarily due to lower capitalized interest and higher average borrowings on our credit facility during the year (see discussion under “Liquidity and Capital Resources — General”) as compared to the same period in fiscal 2008, partially offset by the repayment of the $150 million principal 4.2 percent Senior Notes in April 2009.
Interest rate swap expense was approximately $4.3 million during fiscal 2009 attributable to interest rate swap agreement which was amended and re-designated in February 2009. There was no comparable expense in fiscal 2008.
Equity in net loss from equity investments represents our 50.0 percent equity investment in Motorsports Authentics (see “Equity and Other Investments”).
Our effective income tax rate increased from approximately 38.0 percent to 85.5 percent during fiscal 2009 compared to fiscal 2008. This increase in the effective income tax rate was primarily due to the tax treatment associated with income earned in fiscal 2008 and losses incurred in fiscal 2009 by Motorsports Authentics. The increase was partially offset by a decrease in the effective income tax rate due to the interest income related to the settlement with the Internal Revenue Service.
As a result of the foregoing, net income decreased approximately $127.8 million, or $2.57 per diluted share, for fiscal 2009 as compared to fiscal 2008.
Liquidity and Capital Resources
General
We have historically generated sufficient cash flow from operations to fund our working capital needs, capital expenditures at existing facilities, and return of capital through payments of an annual cash dividend and repurchase of our shares under our Stock Purchase Plan. In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance of long-term debt, borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects. At November 30, 2010, we had cash and cash equivalents totaling approximately $84.2 million, $87.0 million principal amount of senior notes outstanding, $102.0 million in borrowings on our $300.0 million revolving credit facility, a debt service funding commitment of approximately $63.6 million principal amount related to the taxable special obligation revenue (“TIF”) bonds issued by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) $51.0 million principal term loan related to our headquarters office building (the International Motorsports Center, or “IMC”); and $2.7 million principal amount of other third party debt. At November 30, 2010, we had working capital of $58.3 million, which was anchored by $84.2 million of cash. At November 30, 2009, we had working capital of $104.0 million, primarily driven by the $112.0 million recovery of funds previously on deposit with the Service.
Our liquidity is primarily generated from our ongoing motorsports operations, and we expect our strong operating cash flow to continue in the future. In addition, as of November 30, 2010, we have approximately $194.2 million available to draw upon under our newly negotiated 5-year revolving credit facility, if needed. See “Future Liquidity” for additional disclosures relating to our credit facility and certain risks that may affect our near term operating results and liquidity.
As it relates to capital allocation, our top priority is fan and competitor safety as well as regulatory compliance. In addition, we remain focused on driving incremental earnings by improving the fan experience with certain upgrades to our facilities to increase ticket sales. We will also focus on maintaining modest debt levels.

Beyond that, we are also making investments in strategic projects that complement our core business and provide value for our shareholders. Those options include acquisitions; new market development; ancillary real estate development; and share repurchases.
During fiscal year 2010, our significant cash flow items include the following:
•	net cash provided by operating activities totaled approximately $112.4 million, which is net of payments related to interest rate swap totaling approximately $39.0 million;

•	capital expenditures totaling approximately $105.9 million;

•	payments of long-term debt totaling approximately $68.0 million;

•	net proceeds of $27.0 million related to our Credit Facilities;

•	contributions to the Hollywood Casino at Kansas Speedway joint venture, totaling approximately $31.5 million;

•	dividends paid and reacquisitions of previously issued common stock totaling approximately $16.0 million; and

•	decrease in restricted cash totaling approximately $9.1 million.
Capital Expenditures
     Capital expenditures totaled approximately $105.9 million for fiscal 2010, which includes $85.7 million for projects at our existing facilities related to the track repaving and other projects at Daytona, construction of a new media center at Michigan as part of the terrace suite redevelopment project; construction of a new state of the art LED leader board and video screens at Richmond; construction of grandstand seating enhancements at Michigan and Talladega; and a variety of other improvements and renovations. The remaining balance of approximately $20.2 million is related to the International Motorsports Center building which is funded from $9.1 million in long-term restricted cash; the purchase of land in Daytona; and additional capitalized spending for the Staten Island property. In comparison, capital expenditures for fiscal 2009 totaled approximately $113.7 million, which included approximately $32.2 million in long-term restricted cash used for the International Motorsports Center construction.
     At November 30, 2010, we have approximately $55.9 million remaining in capital projects currently approved for our existing facilities. These projects include the track repaving at Phoenix; grandstand seating enhancements and infield improvements at Michigan and Watkins Glen; parking improvements at Daytona; infield enhancements at Talladega; installation of track lighting and track enhancements at Kansas; improvements at various facilities for expansion of parking, camping capacity and other uses; and a variety of other improvements and renovations to our facilities that enable us to effectively compete with other sports venues for consumer and corporate spending.
     As a result of these currently approved projects and anticipated additional approvals in fiscal 2011, we expect our total fiscal 2011 capital expenditures at our existing facilities will be approximately $65 million to $75 million depending on the timing of certain projects. We review our capital expenditure program periodically and modify it as required to meet current business needs.
We review the capital expenditure program periodically and modify it as required to meet current business needs.
Future Liquidity
General
As discussed in “Future Trends in Operating Results,” economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, credit availability, interest rates and taxation rates, may impact our ability to sell tickets to our events and to secure revenues from corporate marketing partnerships. We believe that adverse economic trends, particularly the rise in unemployment and the decline in consumer confidence significantly contributed to the decrease in attendance for certain of our motorsports entertainment events during fiscal 2009. Certain of these trends have persisted throughout fiscal 2010. This will negatively impact year-over-year comparability for most all of our revenue categories for the full year, with the exception of domestic broadcast and ancillary media rights fees.
Our cash flow from operations consists primarily of ticket, hospitality, merchandise, catering and concession sales and contracted revenues arising from television broadcast rights and marketing partnerships. Despite current economic conditions, we believe that cash flows from operations, along with existing cash, cash equivalents and available borrowings under our 2010 Credit Facility, will be sufficient to fund:
•	operations and approved capital projects at existing facilities for the foreseeable future;

•	payments required in connection with the funding of the Unified Government’s debt service requirements related to the TIF bonds;

•	payments related to our existing debt service commitments;

•	any equity contributions in connection with the Kansas Hotel and Casino development;

•	any potential payments associated with our keepwell agreements; and

•	payments for share repurchases under our Stock Purchase Plan.
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
Long-Term Obligations and Commitments
On April 23, 2004, we completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, we completed an offer to exchange the senior notes for registered senior notes with substantially identical terms (“2004 Senior Notes”). The remaining 2004 Senior Notes which bear interest at 5.4 percent and are due April 2014 require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Certain of our wholly owned domestic subsidiaries are guarantors of the 2004 Senior Notes. The 2004 Senior Notes also contain various restrictive covenants. Total gross proceeds from the sale of the 2004 Senior Notes were $300.0 million, net of discounts of approximately $431,000 and approximately $2.6 million of deferred financing fees. The deferred financing fees are being treated as additional interest expense and amortized over the life of the 2004 Senior Notes on a straight-line method, which approximates the effective yield method. In March 2004, we entered into interest rate swap agreements to effectively lock in the interest rate on approximately $150.0 million of the 2004 Senior Notes. We terminated the interest rate swap agreements on April 23, 2004 and received approximately $2.2 million, which was amortized over the life of $150.0 million of the 2004 Senior Notes that matured in April 2009.
In November 2010, we completed a cash tender offer where we purchased approximately $63.0 million on the remaining 2004 Senior Notes, including the payment of a tender premium of approximately $6.0 million and accrued interest. The net tender premium, associated unamortized net deferred financing costs and unamortized original issuance discount were recorded as net loss on early tender of debt totaling approximately $6.5 million. At November 30, 2010, outstanding unsecured 2004 Senior Notes totaled approximately $87.0 million, net of unamortized discounts.
In June 2008, we entered into an interest rate swap agreement to effectively lock in a substantial portion of the interest rate exposure on approximately $150.0 million notional amount in anticipation of refinancing the $150.0 million 2004 Senior Notes that matured in April 2009. This interest rate swap was designated and qualified as a cash flow hedge under ASC 815, “Accounting for Derivatives and Hedging.” As a result of the uncertainty with the U.S. credit markets, in February 2009, we amended and re-designated our interest rate swap agreement as a cash flow hedge with an expiration in February 2011.
During fiscal 2010, based on our current financial position and reduction in the anticipated debt issuance from $150.0 million to $65.0 million, we discontinued this cash flow hedge and settled the related liability for approximately $39.0 million. As a result of these transactions we recognized approximately $4.3 million and $23.9 million of expense associated with this interest rate swap for the years ended November 30, 2009 and 2010, respectively. Included in fiscal 2010 expense is approximately $1.8 million of ineffectiveness associated with the interest rate swap. This expense was recorded in interest rate swap expense in the consolidated statement of operations. At November 30, 2010 we have approximately $6.6 million, net of tax, deferred in other comprehensive income associated with this interest rate swap which will be amortized over life of the future debt issuance (see below). We expect to recognize approximately $1.0 million of this balance during the next 12 months in interest expense in the consolidated statement of operations.
In January 2011 we completed an offering of approximately $65.0 million principal amount of senior unsecured notes in a private placement (“2021 Senior Notes”). The 2021 Senior Notes bear interest at 4.63 percent and are due January 2021. The 2021 Senior Notes require semi-annual interest payments on January 18 and July 18 through their maturity. The 2021 Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Certain of our wholly owned domestic subsidiaries are guarantors of the 2021 Senior Notes. The 2021 Senior Notes also contain various restrictive covenants. The deferred financing fees will be treated as additional interest expense and, along with the aforementioned deferred interest rate swap balance included in other comprehensive income, will be amortized over the life of the 2021 Senior Notes on a straight-line method, which approximates the effective yield method.
Debt associated with our wholly owned subsidiary, Raceway Associates, which owns and operates Chicagoland Speedway and Route 66 Raceway, consists of the following:
•	Revenue bonds payable (“4.8 percent Revenue Bonds”) consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.8 percent Revenue Bonds have an interest rate of 4.8 percent and a monthly payment of $29,000 principal and interest. At November 30, 2010, outstanding principal on the 4.8 percent Revenue Bonds was approximately $1.5 million.

•	Revenue bonds payable (“6.8 percent Revenue Bonds”) that are special service area revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 6.8 percent Revenue Bonds are billed and paid as a special assessment on real estate taxes. Interest payments are due on a semi-annual basis at 6.8 percent with principal payments due annually. Final maturity of the 6.8 percent Revenue Bonds is January 2012. At November 30, 2010, outstanding principal on the 6.8 percent Revenue Bonds was approximately $1.2 million.
In July 2008, a wholly owned subsidiary of ours entered into a construction term loan agreement (“6.3 percent Term Loan”) to finance the construction of the International Motorsports Center. The 6.3 percent Term Loan has a 25 year term due October 2034, an interest rate of 6.3 percent, and a current monthly payment of approximately $292,000. At November 30, 2010, the outstanding principal on the 6.3 percent Term Loan was approximately $51.0 million.
In January 1999, the Unified Government, issued approximately $71.3 million in TIF bonds in connection with the financing of construction of Kansas Speedway. At November 30, 2010, outstanding TIF bonds totaled approximately $63.6 million, net of the unamortized discount, which is comprised of a $15.9 million principal amount, 6.2 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by our wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by Kansas Speedway Corporation on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. Kansas Speedway Corporation granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway’s boundaries and are not our obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At November 30, 2010, the Unified Government had approximately $2.6 million in 2002 STAR Bonds outstanding. Under a keepwell agreement, we have agreed to provide financial assistance to KSC, if necessary, to support its guarantee of the 2002 STAR Bonds.
In November 2010, we entered into a $300.0 million revolving credit facility (“2010 Credit Facility”). The 2010 Credit Facility contains a feature that allows us to increase the credit facility to a total of $500.0 million, subject to certain conditions. Upon execution of the 2010 Credit Facility, we terminated our then existing $300.0 million revolving credit facility. The 2010 Credit Facility is scheduled to mature in November 2015, and accrues interest at LIBOR plus 150.0 — 225.0 basis points, depending on the better of our debt rating as determined by specified rating agencies or the our leverage ratio. The 2010 Credit Facility contains various restrictive covenants. At November 30, 2010, we had approximately $102.0 million outstanding under the 2010 Credit Facility. In January 2011, in connection with the issuance of the 2021 Senior Notes we repaid approximately $52.0 million of the amounts outstanding on the 2010 Credit Facility.
At November 30, 2010 we had contractual cash obligations to repay debt and to make payments under operating agreements, leases and commercial commitments in the form of guarantees and unused lines of credit. Payments due under these long-term obligations are as follows as of November 30, 2010 (in thousands):

		Obligations Due by Period
		Less Than			After
	Total	One Year	2-3 Years	4-5 Years	5 Years

Long-term debt	$307,105	$3,216	$4,778	$195,283	$103,828
Motorsports entertainment facility operating agreement	29,220	2,220	4,440	4,440	18,120
Other operating leases	44,275	3,916	4,337	2,563	33,459

Total Contractual Cash Obligations	$380,600	$9,352	$13,555	$202,286	$155,407

We have a total current tax liability of approximately $4.5 million and a long-term tax liability of approximately $2.1 million for uncertain tax positions, inclusive of tax, interest, and penalties included in our consolidated balance sheet at November 30, 2010, related to various state income tax matters. The contractual cash obligations table above excludes the long-term liability for these uncertain tax positions as we are unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities.
Commercial commitment expirations are as follows as of November 30, 2010 (in thousands):

		Commitment Expiration by Period
		Less Than			After
	Total	One Year	2-3 Years	4-5 Years	5 Years

Guarantees	$7,591	$2,859	$3,072	$460	$1,200
Unused credit facilities	198,000	—	—	198,000	—

Total Commercial Commitments	$205,591	$2,859	$3,072	$198,460	$1,200

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
Since inception of the Plan through November 30, 2010, we have purchased 5,222,613 shares of our Class A common shares, for a total of approximately $220.8 million. Included in these totals are the purchases of 307,886 shares of our Class A common shares during the fiscal year ended November 30, 2010, at an average cost of approximately $26.27 per share (including commissions), for a total of approximately $8.1million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At November 30, 2010, we have approximately $29.2 million remaining repurchase authority under the current Stock Purchase Plans.
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
The initial development includes the approximately 188,000 square foot office building, the International Motorsports Center, completed in November 2009. The IMC houses the headquarters of ISC, NASCAR, Grand American and their related businesses, and additional space for other tenants. The IMC was financed in July 2008 through a $51.3 million construction term loan obtained by our wholly owned subsidiary, which was created to own and operate the office building.
Approved land use entitlements for the remaining project allow for a 265,000 square foot mixed-use retail/dining/entertainment area, plus a hotel, residential and additional office space. Development of the balance of the project is dependent on several factors, including lease arrangements, availability of project financing and overall market conditions.
While we continue to believe that a mixed-use retail/dining/entertainment area located across from our Daytona facility will be a successful project, given the current economic conditions and the uncertainty associated with the future, development of the project will depend on its economic feasibility.
Hollywood Casino at Kansas Speedway
On December 1, 2009, Kansas Entertainment, LLC, (“Kansas Entertainment”) a 50/50 joint venture of Penn Hollywood Kansas, Inc., a subsidiary of Penn and Kansas Speedway Development Corporation (“KSDC”), a wholly owned subsidiary of ISC, was selected by the Kansas Lottery Gaming Facility Review Board to develop and operate a gaming facility in the Northeast Zone (Wyandotte County, Kansas). On February 12, 2010, Kansas Entertainment received the final approval under the Kansas Expanded Lottery Act, along with its gaming license from the Kansas Racing and Gaming Commission. Construction of the Hollywood-themed and branded entertainment destination facility, overlooking turn two of Kansas Speedway, began in April 2010 with a planned opening in the first half of 2012.
The initial phase of this project, including certain changes to the scope and mix of gaming operations and amenities approved by the Kansas Lottery Commission in August 2010, features an 82,000 square foot casino with 2,000 slot machines and 52 table games (including 12 poker tables), a 1,253 space parking structure as well as a sports-themed bar, dining and entertainment options. Kansas Entertainment anticipates funding the initial phase of the development with a mix of equity contributions from each partner as well third party financing, which it is currently pursuing. KSDC and Penn will share equally in the cost of developing and constructing the facility. We currently estimate that our share of capitalized development costs for the project, excluding our contribution of the land, will be approximately $155.0 million. In addition, we expect to continue to incur certain other start up and related costs through opening, a number of which will be expensed through equity in net loss from equity investments. Penn is the managing member of Kansas Entertainment and will be responsible for the development and operation of the casino and hotel.
Inflation
We do not believe that inflation has had a material impact on our operating costs and earnings.
Recent Accounting Pronouncements
In accordance with the ASC 805-50, “Business Combinations,” the topic was issued to retain the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. ASC 805-50 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Our adoption of this statement in fiscal 2010 did not have an impact on our financial position and results of operations.
In accordance with the ASC 810-10, “Consolidation,” minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This portion of ASC 810-10 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. Our adoption of this statement in fiscal 2010 did not have an impact on our financial position and results of operations.
Also, in accordance with ASC 810-10, the improvement of financial reporting by enterprises involved with variable interest entities was made by addressing (1) the effects on certain provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in the ASC 860-10, “Transfers and Servicing,” and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This portion of ASC 810-10 is effective for financial statements issued for fiscal years beginning after November 15, 2009, with earlier adoption prohibited. Our adoption of this statement in fiscal 2010 did not have an impact on our financial position and results of operations.
In accordance with the ASC 260-10-45, “Earnings Per Share,” instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method. ASC 260-10-45 affects entities that accrue dividends on share-based payment awards during the associated service period when the return of dividends is not required if employees forfeit such awards. ASC 260-10-45 is effective for fiscal years and interim periods beginning after December 15, 2008. Our adoption of this statement in fiscal 2010 did not have an impact on our financial position and results of operations.
In accordance with the ASC 323-10, “Investments — Equity Method and Joint Ventures,” questions that have arisen regarding the application of the equity method subsequent to the issuance of SFAS No. 141R and SFAS No. 160. This portion of ASC 323-10 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application is not permitted. Our adoption of this statement in fiscal 2010 did not have an impact on our financial position and results of operations.
Accounting Standards Update (ASU) 2010-06, “Improving Disclosures about Fair Value Measurements”, an amendment to ASC 820, “Fair Value Measurements and Disclosures”, was issued to provide more information regarding the transfers in and out of Levels 1 and 2 inputs as well as additional disclosures about Level 3 inputs. The disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Our adoption of this statement in fiscal 2010 did not have an impact on our financial position and results of operations.
In September 2009, FASB amended ASC 605, as summarized in ASU 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-13, ASC Topic 605 has been amended: (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have VSOE or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes in ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. We are currently evaluating the potential impact that the adoption of this statement will have on our financial position and results from operations and will adopt the provision of this statement in fiscal 2011.

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
We have various debt instruments that are issued at fixed rates. These financial instruments, which have a fixed rate of interest, are exposed to fluctuations in fair value resulting from changes in market interest rates. The fair values of long-term debt are based on quoted market prices at the date of measurement. Our credit facilities approximate fair value as they bear interest rates that approximate market. At November 30, 2010, we had approximately $102.0 million of variable debt outstanding; therefore, a hypothetical increase in interest rates by 1.0 percent would result in an increase in our annual interest expense of approximately $1.0 million.
At November 30, 2010, the fair value of our total long-term debt as determined by quotes from financial institutions was approximately $305.6 million. The potential decrease in fair value resulting from a hypothetical 10.0 percent shift in interest rates would be approximately $5.1 million at November 30, 2010.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
International Speedway Corporation
We have audited the accompanying consolidated balance sheets of International Speedway Corporation (the Company) as of November 30, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended November 30, 2010. Our audits also include the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Motorsports Authentics, LLC (a corporation in which International Speedway Corporation has a 50 percent interest). The financial statements of Motorsports Authentics, LLC have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, as of November 30, 2009 and for the year then ended, insofar as it relates to the amounts included for Motorsports Authentics, LLC, is based solely on the report of the other auditors. In the consolidated financial statements, International Speedway Corporation’s equity investment in Motorsports Authentics, LLC is $0 at November 30, 2009, and the Company’s equity in the net loss of Motorsports Authentics, LLC is $78 million for the year then ended.
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
In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Speedway Corporation at November 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), International Speedway Corporation’s internal control over financial reporting as of November 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 28, 2011, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Certified Public Accountants
Jacksonville, Florida
January 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
International Speedway Corporation
We have audited International Speedway Corporation’s internal control over financial reporting as of November 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). International Speedway Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, International Speedway Corporation maintained, in all material respects, effective internal control over financial reporting as of November 30, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of International Speedway Corporation as of November 30, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2010 of International Speedway Corporation and our report dated January 28, 2011 expressed an unqualified opinion thereon. We did not audit the financial statements of Motorsports Authentics, LLC (a corporation in which International Speedway Corporation has a 50 percent interest). The financial statements of Motorsports Authentics, LLC have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, as of November 30, 2009 and for the year then ended, insofar as it relates to the amounts included for Motorsports Authentics, LLC, is based solely on the report of the other auditors. In the consolidated financial statements, International Speedway Corporation’s equity investment in Motorsports Authentics, LLC is $0, at November 30, 2009, and the Company’s equity in the net loss of Motorsports Authentics, LLC is $78 million, for the year then ended.
/s/ Ernst & Young LLP
Certified Public Accountants
Jacksonville, Florida
January 28, 2011

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30,
	2009	2010
	(in thousands, except share and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$158,572	$84,166
Short-term investments	200	—
Receivables, less allowance of $1,200 in 2009 and 2010	41,934	33,935
Inventories	2,963	2,733
Income taxes receivable	4,015	18,108
Deferred income taxes	2,172	4,288
Prepaid expenses and other current assets	8,100	6,776

Total Current Assets	217,956	150,006
Property and Equipment, net	1,353,636	1,376,751
Other Assets:
Long-term restricted cash and investments	10,144	1,002
Equity investments	—	43,689
Intangible assets, net	178,610	178,609
Goodwill	118,791	118,791
Other	29,766	9,901

	337,311	351,992

Total Assets	$1,908,903	$1,878,749

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$3,387	$3,216
Accounts payable	18,801	15,829
Deferred income	63,999	49,202
Income taxes payable	8,668	—
Current tax liabilities	—	4,492
Other current liabilities	19,062	19,000

Total Current Liabilities	113,917	91,739
Long-Term Debt	343,793	303,074
Deferred Income Taxes	239,767	279,641
Long-Term Tax Liabilities	20,917	2,131
Long-Term Deferred Income	12,775	11,915
Other Long-Term Liabilities	30,481	3,072
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 27,810,169 and 27,531,352 issued and outstanding in 2009 and 2010, respectively	278	275
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 20,579,682 and 20,373,199 issued and outstanding in 2009 and 2010, respectively	205	203
Additional paid-in capital	493,765	481,154
Retained earnings	665,274	712,099
Accumulated other comprehensive loss	(12,269)	(6,554)

Total Shareholders’ Equity	1,147,253	1,187,177

Total Liabilities and Shareholders’ Equity	$1,908,903	$1,878,749

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Year Ended November 30,
	2008	2009	2010
	(in thousands, except share and per share amounts)
REVENUES:
Admissions, net	$236,105	$195,509	$160,476
Motorsports related	462,835	432,217	420,910
Food, beverage and merchandise	78,119	56,397	52,527
Other	10,195	9,040	11,444

	787,254	693,163	645,357
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	154,655	162,960	157,571
Motorsports related	166,047	149,826	142,603
Food, beverage and merchandise	48,159	39,134	36,949
General and administrative	109,439	103,773	102,733
Depreciation and amortization	70,911	72,900	74,465
Impairment of long-lived assets	2,237	16,747	8,859

	551,448	545,340	523,180

Operating income	235,806	147,823	122,177
Interest income and other	(1,630)	1,080	170
Interest expense	(15,861)	(19,203)	(15,216)
Interest rate swap expense	—	(4,268)	(23,878)
Loss on early redemption of debt	—	—	(6,535)
Other income	324	426	—
Equity in net loss from equity investments	(1,203)	(77,608)	(1,904)

Income from continuing operations before income taxes	217,436	48,250	74,814
Income taxes	82,678	41,265	20,236

Income from continuing operations	134,758	6,985	54,578
Loss from discontinued operations, net of income taxes of ($143), ($124) and ($25), respectively	(163)	(170)	(47)

Net income	$134,595	$6,815	$54,531

Basic earnings per share:
Income from continuing operations	$2.71	$0.14	$1.13
Loss from discontinued operations	—	—	—

Net income	$2.71	$0.14	$1.13

Diluted earnings per share:
Income from continuing operations	$2.71	$0.14	$1.13
Loss from discontinued operations	—	—	—

Net income	$2.71	$0.14	$1.13

Dividends per share	$0.12	$0.14	$0.16

Basic weighted average shares outstanding	49,589,465	48,520,661	48,101,529

Diluted weighted average shares outstanding	49,688,909	48,633,730	48,194,837

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands)

	Class A	Class B			Accumulated
	Common	Common			Other
	Stock	Stock	Additional		Comprehensive	Total
	$.01 Par	$.01 Par	Paid-in	Retained	(Loss)	Shareholders’
	Value	Value	Capital	Earnings	Income	Equity

Balance at November 30, 2007	$300	$216	$621,528	$537,044	$—	$1,159,088
Comprehensive income
Net income	—	—	—	134,595	—	134,595
Interest rate swap fair value, including tax benefit of $8,592	—	—	—	—	(13,216)	(13,216)

Total comprehensive income						121,379
Cash dividends ($.12 per share)	—	—	—	(5,960)	—	(5,960)
Other	—	—	—	(324)	—	(324)
Reacquisition of previously issued common stock	(31)	—	(127,432)	50	—	(127,413)
Conversion of Class B Common Stock to Class A Common Stock	5	(5)	—	—	—	—
Income tax expense related to stock-based compensation	—	—	(101)	—	—	(101)
Stock-based compensation	—	—	3,282	—	—	3,282

Balance at November 30, 2008	274	211	497,277	665,405	(13,216)	1,149,951
Comprehensive income
Net income	—	—	—	6,815	—	6,815
Loss on currency translation, including tax benefit of $23	—	—	—	—	(34)	(34)
Interest rate swap expense net of income taxes of $1,682	—	—	—	—	2,586	2,586
Interest rate swap fair value adjustment, net of tax benefit of $1,043	—	—	—	—	(1,605)	(1,605)

Total comprehensive income						947
Cash dividends ($.14 per share)	—	—	—	(6,822)	—	(6,822)
Other	—	—	—	(426)	—	(426)
Reacquisition of previously issued common stock	(2)	—	(5,264)	302	—	(4,964)
Conversion of Class B Common Stock to Class A Common Stock	6	(6)	—	—	—	—
Income tax expense related to stock-based compensation	—	—	(420)	—	—	(420)
Stock-based compensation	—	—	2,172	—	—	2,172

Balance at November 30, 2009	278	205	493,765	665,274	(12,269)	1,147,253
Comprehensive income
Net income	—	—	—	54,531	—	54,531
Gain on currency translation, net of income taxes of $38	—	—	—	—	59	59
Interest rate swap expense, net of income taxes of $8,777	—	—	—	—	13,442	13,442
Interest rate swap fair value adjustment, net of tax benefit of $5,063	—	—	—	—	(7,786)	(7,786)

Total comprehensive income						5,715
Cash dividends ($.16 per share)	—	—	—	(7,706)	—	(7,706)
Reacquisition of previously issued common stock	(5)	—	(13,845)		—	(13,850)
Conversion of Class B Common Stock to Class A Common Stock	2	(2)	—	—	—	—
Income tax expense related to stock-based compensation	—	—	(585)	—	—	(585)
Stock-based compensation	—	—	1,819	—	—	1,819

Balance at November 30, 2010	$275	$203	$481,154	$712,099	$(6,554)	$1,187,177

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Year Ended November 30,
	2008	2009	2010
	(in thousands)
OPERATING ACTIVITIES
Net income	$134,595	$6,815	$54,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,911	72,900	74,465
Stock-based compensation	3,282	2,172	1,819
Amortization of financing costs	517	591	671
Interest rate swap expense	—	4,268	—
Deferred income taxes	30,753	15,269	22,799
Loss from equity investments	1,203	77,608	1,904
Impairment of long-lived assets, non cash	784	16,747	8,859
Other, net	3,597	(314)	398
Changes in operating assets and liabilities
Receivables, net	(698)	5,583	7,999
Inventories, prepaid expenses and other assets	4,117	174	253
Deposits with Internal Revenue Service	—	111,984	—
Accounts payable and other liabilities	(8,233)	(484)	(19,251)
Deferred income	(26,967)	(40,421)	(15,657)
Income taxes	7,030	(11,187)	(26,396)

Net cash provided by operating activities	220,891	261,705	112,394

INVESTING ACTIVITIES
Capital expenditures	(107,036)	(113,729)	(105,934)
Proceeds from short-term investments	41,700	—	200
Purchases of short-term investments	(2,650)	—	—
(Increase) decrease in restricted cash	(42,592)	32,448	9,142
Proceeds from affiliate	4,700	12,500	—
Equity investments and advances to affiliate	(18,531)	(12,550)	(31,545)
Other, net	700	(1,135)	(70)

Net cash used in investing activities	(123,709)	(82,466)	(128,207)

FINANCING ACTIVITIES
Proceeds under credit facility	170,000	—	202,000
Payments under credit facility	(20,000)	(75,000)	(175,000)
Proceeds from long-term debt	51,300	—	—
Payment of long-term debt	(3,505)	(152,801)	(67,974)
Deferred financing fees	—	—	(1,651)
Cash dividends paid	(5,960)	(6,822)	(7,706)
Reacquisition of previously issued common stock	(127,413)	(4,964)	(8,262)

Net cash provided by (used in) financing activities	64,422	(239,587)	(58,593)

Net increase (decrease) in cash and cash equivalents	161,604	(60,348)	(74,406)
Cash and cash equivalents at beginning of year	57,316	218,920	158,572

Cash and cash equivalents at end of year	$218,920	$158,572	$84,166

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2010
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF BUSINESS: International Speedway Corporation (“ISC”), including its wholly owned subsidiaries (collectively the “Company”), is a leading promoter of motorsports themed entertainment activities in the United States. As of November 30, 2010, the Company owned and/or operated 13 of the nation’s major motorsports entertainment facilities as follows:

Track Name	Location	Track Length

Daytona International Speedway	Daytona Beach, Florida	2.5 miles
Talladega Superspeedway	Talladega, Alabama	2.6 miles
Michigan International Speedway	Brooklyn, Michigan	2.0 miles
Richmond International Raceway	Richmond, Virginia	0.8 miles
Auto Club Speedway of Southern California	Fontana, California	2.0 miles
Kansas Speedway	Kansas City, Kansas	1.5 miles
Chicagoland Speedway	Joliet, Illinois	1.5 miles
Homestead-Miami Speedway	Homestead, Florida	1.5 miles
Martinsville Speedway	Martinsville, Virginia	0.5 miles
Darlington Raceway	Darlington, South Carolina	1.3 miles
Phoenix International Raceway	Phoenix, Arizona	1.0 mile
Watkins Glen International	Watkins Glen, New York	3.4 miles
Route 66 Raceway	Joliet, Illinois	1/4 mile
In addition, we promote major motorsports activities in Montreal, Quebec, through our wholly owned subsidiary, Stock-Car Montreal.
In 2010, these motorsports entertainment facilities promoted well over 100 stock car, open wheel, sports car, truck, motorcycle and other racing events, including:
•	21 National Association for Stock Car Auto Racing (“NASCAR”) Sprint Cup Series events;

•	16 NASCAR Nationwide Series events;

•	10 NASCAR Camping World Trucks Series events;

•	one National Hot Rod Association (“NHRA”) Full Throttle drag racing series event;

•	six Grand American Road Racing Association (“Grand American”) events including the premier sports car endurance event in the United States, the Rolex 24 at Daytona; and

•	a number of other prestigious stock car, sports car, open wheel and motorcycle events.
The general nature of the Company’s business is a motorsports themed amusement enterprise, furnishing amusement to the public in the form of motorsports themed entertainment. The Company’s motorsports themed event operations consist principally of racing events at these major motorsports entertainment facilities, which, in total, currently have approximately one million grandstand seats and 530 suites. The Company also conducts, either through operations of the particular facility or through certain wholly owned subsidiaries operating under the name “Americrown,” souvenir merchandising operations, food and beverage concession operations and catering services, both in suites and chalets, for customers at its motorsports entertainment facilities.
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
SIGNIFICANT ACCOUNTING POLICIES:
PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of International Speedway Corporation, and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.
CASH AND CASH EQUIVALENTS AND SHORT TERM INVESTMENTS: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, bank demand deposit accounts and overnight sweep accounts used in the Company’s cash management program. All highly liquid investments with stated maturities of three months or less from the date of purchase are classified as cash equivalents.
The Company maintained its cash and cash equivalents primarily with a limited number of financial institutions at November 30, 2010.
The Company’s short-term investments consist of certificates of deposit. These short-term investments are recorded at cost which approximates fair value.
RESTRICTED CASH AND INVESTMENTS: Restricted cash and investments at November 30, 2010 include approximately $1.0 million deposited in trustee administered accounts, consisting of cash, for the construction of our new headquarters building.
RECEIVABLES: Receivables are stated at their estimated collectible amounts. The allowance for doubtful accounts is estimated based on historical experience of write offs and current expectations of conditions that might impact the collectability of accounts.
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
EQUITY INVESTMENTS: The Company’s investments in joint ventures and other investees where it can exert significant influence on the investee, but does not have effective control over the investee, are accounted for using the equity method of accounting. The Company’s equity in the net loss from equity method investments is recorded as a loss with a corresponding decrease in the investment. Dividends received reduce the investment. The Company recognizes the effects of transactions involving the sale or distribution by an equity investee of its common stock as capital transactions.
GOODWILL AND INTANGIBLE ASSETS: All business combinations are accounted for under the purchase method. The excess of the cost of the acquisition over fair value of the net assets acquired (including recognized intangibles) is recorded as goodwill. Business combinations involving existing motorsports entertainment facilities commonly result in a significant portion of the purchase price being allocated to the fair value of the contract-based intangible asset associated with long-term relationships manifest in the sanction agreements with sanctioning bodies, such as NASCAR and Grand American. The continuity of sanction agreements with these bodies has historically enabled the Company to host these motorsports events year after year. While individual sanction agreements may be of terms as short as one year, a significant portion of the purchase price in excess of the fair value of acquired tangible assets is commonly paid to acquire anticipated future cash flows from events promoted pursuant to these agreements which are expected to continue for the foreseeable future and therefore, in accordance with Accounting Standards Codification (“ASC”) 805, are recorded as indefinite-lived intangible assets recognized apart from goodwill. The Company’s goodwill and other intangible assets are all associated with our Motorsports Event segment.
The Company follows applicable authoritative guidance on accounting for goodwill and other intangible assets which specifies, among other things, non-amortization of goodwill and other intangible assets with indefinite useful lives and requires testing for possible impairment, either upon the occurrence of an impairment indicator or at least annually. The Company completes its annual testing in its fiscal fourth quarter, based on assumptions regarding the Company’s future business outlook and expected future discounted cash flows attributable to such assets (using the fair value assessment provision of applicable authoritative guidance), supported by quoted market prices or comparable transactions where available or applicable.
The Company’s latest annual assessment of goodwill and other intangible assets in the fourth quarter of fiscal 2010 indicated there had been no impairment and that no reporting units were at risk of failing step one of the goodwill impairment test. In connection with our fiscal 2010 assessment of goodwill and intangible assets for possible impairment we used the methodology described above.
The Company believes its methods used to determine fair value and evaluate possible impairment were appropriate, relevant, and represent methods customarily available and most used for such purposes. Despite the current adverse economic trends, particularly credit availability, the decline in consumer confidence and the rise in unemployment, which have recently contributed to the decrease in attendance related as well as corporate partner revenues for certain of the Company’s motorsports events during fiscal 2010, the Company believes there has been no significant change in the long-term fundamentals of its ongoing motorsports event business. The Company believes its present operational and cash flow outlook further support its conclusion. While the Company continues to review and analyze many factors that can impact its business prospects in the future, its analysis is subjective and is based on conditions existing at, and trends leading up to, the time the estimates and assumptions are made. Different conditions or assumptions, or changes in cash flows or profitability, if significant, could have a material adverse effect on the outcome of the impairment evaluation and the Company’s future condition or results of operations.
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
Net fees received under PASS agreements are deferred and are amortized into income over the term of the agreements. Long-term deferred income under the PASS agreements totals approximately $12.8 million and $10.9 million at November 30, 2009 and 2010, respectively.
ADVERTISING EXPENSE: Advertising costs are expensed as incurred or, as in the case of race-related advertising, upon the completion of the event. Race-related advertising included in prepaid expenses and other current assets at November 30, 2009 and 2010 was approximately $706,000 and $284,000, respectively. Advertising expense from continuing operations was approximately $21.8 million, $19.8 million and $18.4 million for the years ended November 30, 2008, 2009 and 2010, respectively.
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
NEW ACCOUNTING PRONOUNCEMENTS: In accordance with the ASC 805-50, “Business Combinations,” the topic was issued to retain the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. ASC 805-50 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company’s adoption of this statement in fiscal 2010 did not have an impact on its financial position and results of operations.
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
Also, in accordance with ASC 810-10, the improvement of financial reporting by enterprises involved with variable interest entities was made by addressing (1) the effects on certain provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in the ASC 860-10, “Transfers and Servicing,” and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This portion of ASC 810-10 is effective for financial statements issued for fiscal years beginning after November 15, 2009, with earlier adoption prohibited. The Company’s adoption of this statement in fiscal 2010 did not have an impact on its financial position and results of operations.
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
In September 2009, FASB amended ASC 605, as summarized in ASU 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-13, ASC Topic 605 has been amended: (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have VSOE or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes in ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company is currently evaluating the potential impact that the adoption of this statement will have on its financial position and results from operations and will adopt the provision of this statement in fiscal 2011.
NOTE 2 — ACCOUNTING ADJUSTMENT
During the first quarter of fiscal 2008, the Company recorded a non-cash charge totaling approximately $3.8 million, or $0.07 per diluted share, to correct the carrying value amount of certain other assets. This adjustment was recorded in interest income and other in the consolidated statement of operations. The Company believes the adjustment is not material to its consolidated financial statements for the year ended November 30, 2008. In accordance with Staff Accounting Bulletin 108 (SAB Topic 1.N), the Company considered qualitative and quantitative factors, including the income from continuing operations it reported in fiscal year 2008 and in each of the prior years, the non-cash nature of the adjustment and its substantial shareholders’ equity at the end of each of the prior years.
NOTE 3 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the years ended November 30, (in thousands, except share and per share amounts):

	2008	2009	2010

Basic and diluted:
Income from continuing operations	$134,758	$6,985	$54,578
Loss from discontinued operations	(163)	(170)	(47)

Net income	$134,595	$6,815	$54,531

Basic earnings per share denominator:
Weighted average shares outstanding	49,589,465	48,520,661	48,101,529

Basic earnings per share:
Income from continuing operations	$2.71	$0.14	$1.13
Loss from discontinued operations	—	—	—

Net income	$2.71	$0.14	$1.13

Diluted earnings per share denominator:
Weighted average shares outstanding	49,589,465	48,520,661	48,101,529
Common stock options	1,302	—	—
Contingently issuable shares	98,142	113,069	93,308

Diluted weighted average shares outstanding	49,688,909	48,633,730	48,194,837

Diluted earnings per share:
Income from continuing operations	$2.71	$0.14	$1.13
Loss from discontinued operations	—	—	—

Net income	$2.71	$0.14	$1.13

Anti-dilutive shares excluded in the computation of diluted earnings per share	197,305	250,269	271,494

NOTE 4 — PROPERTY AND EQUIPMENT
Property and equipment consists of the following as of November 30 (in thousands):

	2009	2010

Land and leasehold improvements	$227,072	$235,773
Buildings, grandstands and motorsports entertainment facilities	1,353,250	1,461,164
Furniture and equipment	156,127	153,494
Construction in progress	157,363	115,605

	1,893,812	1,966,036
Less accumulated depreciation	540,176	589,285

	$1,353,636	$1,376,751

Depreciation expense from continuing operations was approximately $70.8 million, $72.8 million and $74.5 million for the years ended November 30, 2008, 2009 and 2010, respectively.
NOTE 5 — IMPAIRMENT OF LONG-LIVED ASSETS
Daytona Development Project
During the fiscal 2010 we determined that certain capitalized costs were no longer expected to benefit the future development project. Accordingly, we recognized a non-cash impairment totaling approximately $5.8 million, or $0.07 per diluted share, consisting primarily of architecture and engineering, legal and associated capitalized interest. The costs which continue to be capitalized on this project consist principally of land and land related improvements which are expected to provide benefits to the ongoing development.
NOTE 6 — EQUITY AND OTHER INVESTMENTS
Hollywood Casino at Kansas Speedway
On December 1, 2009, Kansas Entertainment, LLC, (“Kansas Entertainment”) a 50/50 joint venture of Penn Hollywood Kansas, Inc. (“Penn”), a subsidiary of Penn National Gaming, Inc. and Kansas Speedway Development Corporation (“KSDC”), a wholly owned subsidiary of ISC, was selected by the Kansas Lottery Gaming Facility Review Board to develop and operate a gaming facility in the Northeast Zone (Wyandotte County, Kansas). On February 12, 2010, Kansas Entertainment received the final approval under the Kansas Expanded Lottery Act, along with its gaming license from the Kansas Racing and Gaming Commission. Construction of the Hollywood-themed and branded entertainment destination facility, overlooking turn two of Kansas Speedway, began in April 2010 with a planned opening in the first half of 2012.
The initial phase of this project, including certain changes to the scope and mix of gaming operations and amenities approved by the Kansas Lottery Commission in August 2010, features an 82,000 square foot casino with 2,000 slot machines and 52 table games (including 12 poker tables), a 1,253 space parking structure as well as a sports-themed bar, dining and entertainment options. Kansas Entertainment anticipates funding the initial phase of the development with a mix of equity contributions from each partner as well third party financing, which it is currently pursuing. KSDC and Penn will share equally in the cost of developing and constructing the facility. The Company currently estimates that its share of capitalized development costs for the project, excluding the Company’s contribution of the land, will be approximately $155.0 million. In addition, the Company expects to continue to incur certain other start up and related costs through opening, a number of which will be expensed through equity in net loss from equity investments. Penn is the managing member of Kansas Entertainment and will be responsible for the development and operation of the casino and hotel.
The Company has accounted for Kansas Entertainment as an equity investment in its financial statements as of November 30, 2010 and its 50.0 percent portion of Kansas Entertainment’s net loss is approximately $1.9 million, related to certain start up costs, and is included in equity in net loss from equity investments in its consolidated statements of operations. There were no operations included in its consolidated statements of operations in the same periods in fiscal 2009 or 2008.

Staten Island Property
In connection with the Company’s efforts to develop a major motorsports entertainment facility in the New York metropolitan area, its wholly owned indirect subsidiary, 380 Development, LLC (“380 Development”), purchased a total of 676 acres located in the New York City borough of Staten Island in early fiscal 2005 and began improvements including fill operations on the property. In December 2006, the Company announced its decision to discontinue pursuit of the speedway development on Staten Island. In May 2007, the Company entered into a Consent Order with the New York Department of Environmental Conservation (“DEC”) to resolve certain issues surrounding the fill operations and the prior placement of fill at the site that contained constituents above regulatory thresholds. The Consent Order required the Company to remove non-compliant fill pursuant to an approved comprehensive fill removal plan, and to pay a penalty to DEC of $562,500, half of which was paid in May 2007 and the other half of which was suspended so long as it complied with the terms of the Consent Order. During the second quarter of fiscal 2009 the DEC notified the Company that it had complied with the terms of the Consent Order and that it had no further obligations under the Consent Order.
In October 2009, the Company announced that it had entered into a definitive agreement (“Agreement”) with KB Marine Holdings LLC (“KB Holdings”) under which KB Holdings would acquire 100 percent of the outstanding equity membership interests of 380 Development for a total purchase price of $80.0 million. Upon execution of the Agreement, ISC received a non-refundable $1.0 million payment. This transaction was scheduled to close by February 25, 2010. However, the closing was subject to certain conditions including KB Holdings securing the required equity commitments to acquire the property and performing its obligation under the Agreement. KB Holdings did not obtain resolution of certain issues relating to the fill permitting process which prevented it from obtaining funding and closing the Agreement.
During the third quarter of fiscal 2009, the Company determined, based on its understanding of the real estate market and the above transaction, that the current carrying value of the property was in excess of the fair market value. As a result, the Company recognized a non-cash, pre-tax charge in its results of approximately $13.0 million, or $0.16 per diluted share, which is included in the Motorsports Event segment.
On September 2, 2010, the Company executed a second amendment to the Agreement which provided an extension to KB Holdings to close the transaction on or before November 30, 2010. Under the terms of that extension, the purchase price to be paid by KB Holdings was $88.0 million, $33.6 million of which, in non-refundable deposits and cash, was to be received at or prior to closing, and $54.4 million of which will be in the form of a promissory note payable on or before August 31, 2011. The promissory note would have had a market-based interest rate and was to be secured by a first priority security interest in the outstanding equity membership interests of 380 Development. The Company expected that the proceeds from the sale, net of applicable broker commissions and other closing costs would result in an immaterial gain or loss on the transaction upon closing.
On December 6, 2010, the Company announced the termination of the Agreement with KB Holdings for the sale of the Staten Island, New York property. KB Holdings did not fulfill the terms of the second amendment to the Agreement to close the transaction on or before November 30, 2010. As a result of the transaction terminating, the Company is pursuing discussions with alternative buyers for the 676-acre parcel of property located in Staten Island.
Motorsports Authentics
The Company is a partner with Speedway Motorsports, Inc. in a 50/50 joint venture, SMISC, LLC, which, through its wholly owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics (“MA”). MA designs, promotes, markets and distributes motorsports licensed merchandise.
In fiscal 2009, MA management and ownership considered various approaches to optimize performance in MA’s various distribution channels. As the challenges were assessed, it became apparent that there was significant risk in future business initiatives in mass apparel, memorabilia and other yet to be developed products. These initiatives had previously been deemed achievable and were included in projections that supported the carrying value of inventory, goodwill and other intangible assets on MA’s balance sheet. This analysis, combined with a long-term macroeconomic outlook that was less robust than previously expected, triggered MA’s review of certain assets under ASC 350 and ASC 360 and the Company’s evaluation under ASC 320-10.

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
As a result of the foregoing which triggered the Company’s evaluation performed under ASC 320-10, the Company recognized significant impairments of its equity investment in MA during the second and fourth quarters of fiscal 2009, resulting in a reduction to the carrying value of the Company’s investment in MA to zero at November 30, 2009. MA’s management, with the assistance of an independent appraisal firm, completed its review in the fourth quarter of fiscal 2009, concluding that the fair value of MA’s goodwill and intangible assets should be reduced to zero.
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
As a result of the settlement, the Company’s remaining guaranty exposure, to one NASCAR team licensor, has been reduced to approximately $5.0 million and will be satisfied upon MA making certain payments to the team through January 2013. In January 2011, MA made a payment to the team effectively reducing the Company’s guaranty exposure to $3.8 million. While it is possible that some obligation under this guarantee may occur in the future, the amount it will ultimately pay cannot be estimated at this time. In any event, the Company does not believe that the ultimate financial outcome will have a material impact on its financial position or results of operations.
The Company did not recognize any net income or loss from operations of MA during fiscal 2010 since our investment was previously reduced to zero. The Company’s 50.0 percent portion of MA’s fiscal 2009 net loss is approximately $77.6 million, or $1.63 per diluted share, which included the aforementioned impairment charges. Fiscal 2008 equity in net income from MA was approximately $1.6 million, or $0.02 per diluted share.
Other Equity Investments
The Company’s equity investments, also include the Company’s 50.0 percent limited partnership investment in Stock-Car Montreal L.P. prior to the acquisition of the remaining interest in February 2009.

The Company’s share of undistributed equity in the loss from equity investments included in retained earnings at November 30, 2009 and 2010, was approximately $136.1million and $138.0 million respectively.
Summarized financial information on the Company’s equity investments as of and for the years ended November 30, are as follows (in thousands):

	2008	2009	2010

Current assets	$50,507	$24,391	$73,109
Noncurrent assets	144,143	3,215	43,174
Current liabilities	31,103	20,678	15,700
Noncurrent liabilities	10,963	5,344	6,316
Net sales	217,060	118,473	75,143
Gross profit	65,578	21,042	28,971
Operating income (loss)	623	(159,227)	(2,668)
Net income (loss)	2,842	(151,637)	(965)
NOTE 7 — GOODWILL AND INTANGIBLE ASSETS
The gross carrying value and accumulated amortization of the major classes of intangible assets relating to the Motorsports Event segment as of November 30 are as follows (in thousands):

		2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$6	$4

Total amortized intangible assets	10	6	4
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793

Total non-amortized intangible assets	178,606	—	178,606

Total intangible assets	$178,616	$6	$178,610

		2010
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$7	$3

Total amortized intangible assets	10	7	3
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793

Total non-amortized intangible assets	178,606	—	178,606

Total intangible assets	$178,616	$7	$178,609

The following table presents current and expected amortization expense of the existing intangible assets as of November 30, for each of the following periods (in thousands):

Amortization expense for the year ended November 30, 2010	$1
Estimated amortization expense for the year ending November 30:
2011	1
2012	1
2013	1
There were no changes in the carrying value of goodwill during fiscal 2009 and 2010.

NOTE 8 — LONG-TERM DEBT
Long-term debt consists of the following as of November 30 (in thousands):

	November 30, 2009	November 30, 2010

5.4 percent Senior Notes	$149,950	$87,018
5.8 percent Bank Loan	2,109	—
4.8 percent Revenue Bonds	1,807	1,541
6.8 percent Revenue Bond	2,285	1,180
Construction Term Loan	51,300	50,994
TIF bond debt service funding commitment	64,729	63,557
Revolving Credit Facilities	75,000	102,000

	347,180	306,290
Less: current portion	3,387	3,216

	$343,793	$303,074

Schedule of Payments (in thousands)

For the year ending November 30:
2011	$3,216
2012	2,266
2013	2,512
2014	89,847
2015	105,436
Thereafter	103,828

307,105
Net premium	(815)

Total	$306,290

On April 23, 2004, the Company completed an offering of $300.0 million principal amount of unsecured senior notes in a private placement. On September 27, 2004, the Company completed an offer to exchange the senior notes for registered senior notes with substantially identical terms (“2004 Senior Notes”). The remaining 2004 Senior Notes which bear interest at 5.4 percent and are due April 2014 require semi-annual interest payments on April 15 and October 15 through their maturity. The 2004 Senior Notes may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company’s wholly owned domestic subsidiaries are guarantors of the 2004 Senior Notes. The 2004 Senior Notes also contain various restrictive covenants. Total gross proceeds from the sale of the 2004 Senior Notes were $300.0 million, net of discounts of approximately $431,000 and approximately $2.6 million of deferred financing fees. The deferred financing fees are being treated as additional interest expense and amortized over the life of the 2004 Senior Notes on a straight-line method, which approximates the effective yield method. In March 2004, the Company entered into interest rate swap agreements to effectively lock in the interest rate on approximately $150.0 million of the 2004 Senior Notes. The Company terminated the interest rate swap agreements on April 23, 2004 and received approximately $2.2 million, which was amortized over the life of $150.0 million of the 2004 Senior Notes that matured in April 2009.
In November 2010, the Company completed a cash tender offer where it purchased approximately $63.0 million on the remaining 2004 Senior Notes, including the payment of a tender premium of approximately $6.0 million and accrued interest. The net tender premium, associated unamortized net deferred financing costs and unamortized original issuance discount were recorded as net loss on early tender of debt totaling approximately $6.5 million. At November 30, 2010, outstanding unsecured 2004 Senior Notes totaled approximately $87.0 million, net of unamortized discounts.
In June 2008, the Company entered into an interest rate swap agreement to effectively lock in a substantial portion of the interest rate exposure on approximately $150.0 million notional amount in anticipation of refinancing the $150.0 million 2004 Senior Notes that matured in April 2009. This interest rate swap was designated and qualified as a cash flow hedge under ASC 815, “Accounting for Derivatives and Hedging.” As a result of the uncertainty with the U.S. credit markets, in February 2009, the Company amended and re-designated its interest rate swap agreement as a cash flow hedge with an expiration in February 2011.

During fiscal 2010, based on its current financial position and reduction in the anticipated debt issuance from $150.0 million to $65.0 million, the Company discontinued this cash flow hedge and settled the related liability for approximately $39.0 million. As a result of these transactions the Company recognized approximately $4.3 million and $23.9 million of expense associated with this interest rate swap for the years ended November 30, 2009 and 2010, respectively. Included in fiscal 2010 expense is approximately $1.8 million of ineffectiveness associated with the interest rate swap. This expense was recorded in interest rate swap expense in the consolidated statement of operations. At November 30, 2010 the Company has approximately $6.6 million, net of tax, deferred in other comprehensive income associated with this interest rate swap which will be amortized over life of the future debt issuance (see below). The Company expects to recognize approximately $1.0 million of this balance during the next 12 months in interest expense in the consolidated statement of operations.
In January 2011 the Company completed an offering of approximately $65.0 million principal amount of senior unsecured notes in a private placement (“2021 Senior Notes”). The 2021 Senior Notes which bear interest at 4.63 percent and are due January 2021 require semi-annual interest payments on January 18 and July 18 through their maturity. The 2021 Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company’s wholly owned domestic subsidiaries are guarantors of the 2021 Senior Notes. The 2021 Senior Notes also contain various restrictive covenants. The deferred financing fees, along with the aforementioned deferred interest rate swap balance included in other comprehensive income, will be treated as additional interest expense and will be amortized over the life of the 2021 Senior Notes on a straight-line method, which approximates the effective yield method.
Debt associated with the Company’s wholly owned subsidiary, Raceway Associates, which owns and operates Chicagoland Speedway and Route 66 Raceway, consists of the following:
•	A bank term loan (“5.8 percent Bank Loan”) consisting of a construction and mortgage note with a current interest rate of 5.8 percent and a monthly payment of $48,000 principal and interest. On June 30, 2010, the Company repaid the outstanding balance on the 5.8 percent Bank Loan.

•	Revenue bonds payable (“4.8 percent Revenue Bonds”) consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.8 percent Revenue Bonds have an interest rate of 4.8 percent and a monthly payment of $29,000 principal and interest. At November 30, 2010, outstanding principal on the 4.8 percent Revenue Bonds was approximately $1.5 million.

•	Revenue bonds payable (“6.8 percent Revenue Bonds”) that are special service area revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 6.8 percent Revenue Bonds are billed and paid as a special assessment on real estate taxes. Interest payments are due on a semi-annual basis at 6.8 percent with principal payments due annually. Final maturity of the 6.8 percent Revenue Bonds is January 2012. At November 30, 2010, outstanding principal on the 6.8 percent Revenue Bonds was approximately $1.2 million.
In July 2008, a wholly owned subsidiary of the Company entered into a construction term loan agreement (“6.3 percent Term Loan”) to finance the construction of the International Motorsports Center. The 6.3 percent Term Loan has a 25 year term due October 2034, an interest rate of 6.3 percent, and a current monthly payment of approximately $292,000. At November 30, 2010, the outstanding principal on the 6.3 percent Term Loan was approximately $51.0 million.
In January 1999, the Unified Government, issued approximately $71.3 million in TIF bonds in connection with the financing of construction of Kansas Speedway. At November 30, 2010, outstanding TIF bonds totaled approximately $63.6 million, net of the unamortized discount, which is comprised of a $15.9 million principal amount, 6.2 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly owned subsidiary, Kansas Speedway Corporation. Principal (mandatory redemption) payments per the Funding Commitment are payable by Kansas Speedway Corporation on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. Kansas Speedway Corporation granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.

In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At November 30, 2010, the Unified Government had approximately $2.6 million in 2002 STAR Bonds outstanding. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support its guarantee of the 2002 STAR Bonds.
In November 2010, the Company entered into a $300.0 million revolving credit facility (“2010 Credit Facility”). The 2010 Credit Facility contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions. Upon execution of the 2010 Credit Facility, the Company terminated its then existing $300.0 million revolving credit facility. The 2010 Credit Facility is scheduled to mature in November 2015, and accrues interest at LIBOR plus 150.0 — 225.0 basis points, depending on the better of the Company’s debt rating as determined by specified rating agencies or the Company’s leverage ratio. The 2010 Credit Facility contains various restrictive covenants. At November 30, 2010, the Company had approximately $102.0 million outstanding under the 2010 Credit Facility. In January 2011, in connection with the issuance of the 2021 Senior Notes the Company repaid approximately $52.0 million of the amounts outstanding on the 2010 Credit Facility.
Total interest expense from continuing operations incurred by the Company was approximately $15.9 million, $19.2 million and $15.2 million for the years ended November 30, 2008, 2009 and 2010, respectively. Total interest capitalized for the years ended November 30, 2008, 2009 and 2010 was approximately $6.9 million, $2.7 million and $2.2 million, respectively.
Financing costs of approximately $4.3 million and $5.1million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2009 and 2010, respectively. These costs are being amortized on a straight line method, which approximates the effective yield method, over the life of the related financing.
NOTE 9 — FEDERAL AND STATE INCOME TAXES
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the provision for income taxes from continuing operations for the years ended November 30, are as follows (in thousands):

	2008	2009	2010

Current tax expense (benefit):
Federal	$44,700	$21,680	$5,002
State	7,155	4,324	(7,510)
Foreign	70	—	(48)
Deferred tax expense (benefit):
Federal	31,767	13,541	22,121
State	(1,014)	1,720	671

Provision for income taxes	$82,678	$41,265	$20,236

The reconciliation of income tax expense computed at the federal statutory tax rates to income tax expense from continuing operations for the years ended November 30, is as follows (percent of pre-tax income):

	2008	2009	2010

Income tax computed at federal statutory rates	35.0%	35.0%	35.0%
Loss (income) from equity investment	(0.5)	62.5	—
IRS interest income rec’d, net of fed tax benefit	—	(18.5)	—
State settlements, net of federal tax benefit	—	—	(8.8)
State income taxes, net of federal tax benefit	3.4	3.1	2.2
State tax credits, net of federal tax benefit	—	—	(2.0)
Other, net	0.1	3.4	0.6

	38.0%	85.5%	27.0%

The components of the net deferred tax assets (liabilities) at November 30 are as follows (in thousands):

	2009	2010

Impaired long-lived assets	$38,078	$38,277
Unrecognized tax benefits	13,516	2,272
Amortization and depreciation	4,319	913
Loss carryforwards	6,035	8,494
Deferred revenues	3,265	2,792
Accruals	4,371	4,960
Compensation related	3,016	2,796
Deferred expenses	1,782	1,779
Interest	9,711	6,706
Other	6	6

Deferred tax assets	84,099	68,995
Valuation allowance	(2,821)	(3,559)

Deferred tax assets, net of valuation allowance	81,278	65,436
Amortization and depreciation	(318,342)	(340,260)
Other	(531)	(529)

Deferred tax liabilities	(318,873)	(340,789)

Net deferred tax liabilities	$(237,595)	$(275,353)

Deferred tax assets — current	$2,172	$4,288
Deferred tax liabilities — noncurrent	(239,767)	(279,641)

Net deferred tax liabilities	$(237,595)	$(275,353)

The Company has recorded deferred tax assets related to various state and foreign net operating loss carryforwards totaling approximately $8.5 million that expire in varying amounts beginning in fiscal 2020. The valuation allowance increased by approximately $0.7 million during the fiscal year ended November 30, 2010, and is attributable to loss carryforwards and, to a lesser extent impairments of long-lived assets. The valuation allowance has been provided due to the uncertainty regarding the realization of state and foreign deferred tax assets associated with these loss carryforwards and impaired long-lived assets. In evaluating the Company’s ability to recover its deferred income tax assets it considers all available positive and negative evidence, including operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis.
Federal returns for fiscal years 2007 through 2010 remain open and subject to examination by the Internal Revenue Service. The Company files and remits state income taxes in various states where the Company has determined it is required to file state income taxes. The Company’s filings with those states remain open for audit for the fiscal years 2006 through 2010.
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
A reconciliation of the beginning and ending amount of unrecognized tax liability is as follows (in thousands):

Balance at December 1, 2009	$11,502
Additions based on tax positions related to the current year	783
Additions for tax positions of prior years	1,005
Reductions for tax positions of prior years	(1,109)
Settlements	(7,148)

Balance at November 30, 2010	$5,033

As of November 30, 2010, in accordance with ASC 740, “Income Taxes,” the Company has a total liability of approximately $6.6 million for uncertain tax positions, inclusive of tax, interest, and penalties. Of this amount, approximately $5.0 million represents income tax liability for uncertain tax positions related to various federal and state income tax matters. If the accrued liability was de-recognized, approximately $3.3 million of taxes would impact the Company’s consolidated statement of operations as a reduction to its effective tax rate. Included in the balance sheet at November 30, 2010 are approximately $1.8 million of items of which, under existing tax laws, the ultimate deductibility is certain but for which the timing of the deduction is uncertain. Because of the impact of deferred income tax accounting, a deduction in a subsequent period would result in a deferred tax asset. Accordingly, upon de-recognition, the tax benefits associated with the reversal of these timing differences would have no impact, except for related interest and penalties, on the Company’s effective income tax rate.
The Company recognizes interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. As of November 30, 2010, the total amounts for accrued interest and penalties were approximately $1.5 million and approximately $0.1 million, respectively. If the accrued interest and penalties were de-recognized, approximately $0.9 million would impact the Company’s consolidated statement of operations as a reduction to its effective tax rate.
The Company continues to pursue settlements with the appropriate state tax authorities related to certain state tax issues, as well as in connection with our recently settled examination with the Internal Revenue Service, and on similar terms. The Company expects to pay between $3.0 million and $3.5 million in total to finalize all pending settlements with various states within the next 3 to 12 months. The Company believes that it has provided adequate reserves related to these various state matters including interest charges through November 30, 2010, and, as a result, does not expect that such an outcome would have a material adverse effect on results of operations.
The tax treatment of providing a valuation allowance related to losses incurred by the Company’s Motorsports Authentics equity investment, partially offset by the reduction in income taxes due to the interest income related to the Company’s settlement with the Internal Revenue Service, are the principal causes of the increased effective income tax rate for the fiscal year ended November 30, 2009. The de-recognition of potential interest and penalties associated with certain state settlements as well as certain state credits accrued are the principal causes of the decreased effective income tax rate for the fiscal year ended November 30, 2010.
As a result of the above items, the Company’s effective income tax rate increased from the statutory income rate to approximately 85.5 percent for the fiscal year ended November 30, 2009, and decreased from the statutory income rate to approximately 27.0 percent for the fiscal year ended November 30, 2010.
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
Since inception of the Stock Purchase Plans through November 30, 2010, the Company purchased 5,222,613 shares of our Class A common shares, for a total of approximately $220.8 million. Included in these totals are the purchases of 307,886 shares of its Class A common shares during the fiscal year ended November 30, 2010, at an average cost of approximately $26.27 per share (including commissions), for a total of approximately $8.1 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At November 30, 2010, the Company has approximately $29.2 million remaining repurchase authority under the current Stock Purchase Plans.
NOTE 11 — COMMITMENTS AND CONTINGENCIES
International Speedway Corporation has a salary incentive plan (the “ISC Plan”) designed to qualify under Section 401(k) of the Internal Revenue Code. Employees of International Speedway Corporation and certain participating subsidiaries who have completed one month of continuous service are eligible to participate in the ISC Plan. After twelve months of continuous service, matching contributions are made to a savings trust (subject to certain limits) concurrent with employees’ contributions. The level of the matching contribution depends upon the amount of the employee contribution. Employees become 100.0 percent vested upon entrance to the ISC Plan. The contribution expense from continuing operations for the ISC Plan was approximately $1.6 million for each of the years ended November 30, 2008, 2009, and 2010, respectively.
The estimated cost to complete approved projects and current construction in progress at November 30, 2010 at the Company’s existing facilities is approximately $55.9 million.
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At November 30, 2010, the Unified Government had approximately $2.6 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
The Company operates Homestead-Miami Speedway under an operating agreement which expires December 31, 2032 and provides for subsequent renewal terms through December 31, 2075. The Company operates Daytona under an operating lease agreement which expires November 7, 2054. The Company also has various operating leases for office space and equipment. The future minimum payments under the operating agreement and leases utilized by the Company having initial or remaining non-cancelable terms in excess of one year at November 30, 2010, are as follows (in thousands):

	Operating	Operating
For the year ending November 30:	Agreement	Leases

2011	$2,220	$3,916
2012	2,220	2,680
2013	2,220	1,657
2014	2,220	1,342
2015	2,220	1,221
Thereafter	18,120	33,459

Total	$29,220	$44,275

Total expenses incurred from continuing operations under the track operating agreement, these operating leases and all other short-term rentals during the years ended November 30, 2008, 2009 and 2010 were $15.3 million, $15.2 million, and $14.7 million, respectively.
In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling $3.8 million at November 30, 2010. At November 30, 2010, there were no amounts drawn on the standby letters of credit.
Current Litigation
The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation will have a material adverse effect on the Company’s financial condition or results of operations.

NOTE 12 — RELATED PARTY DISCLOSURES AND TRANSACTIONS
All of the racing events that take place during the Company’s fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association, the American Motorcyclist Association, the Automobile Racing Club of America, the American Sportbike Racing Association — Championship Cup Series, the Federation Internationale de L’Automobile, the Federation Internationale Motocycliste, Grand American, Historic Sportscar Racing, IRL, NASCAR, NHRA, the Porsche Club of America, the Sports Car Club of America, the Sportscar Vintage Racing Association, the United States Auto Club and the World Karting Association. NASCAR, which sanctions many of the Company’s principal racing events, is a member of the France Family Group which controls in excess of 70.2 percent of the combined voting power of the outstanding stock of the Company, and some members of which serve as directors and officers of the Company. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR from continuing operations for disbursement to competitors, which are exclusive of NASCAR sanction fees, totaled approximately $131.2 million, $135.9 million and $131.4 million, for the years ended November 30, 2008, 2009 and 2010, respectively. There were no prize and point fund monies paid to NASCAR related to discontinued operations. The Company has outstanding receivables related to NASCAR and its affiliates of approximately $28.4 million and $19.2 million at November 30, 2009 and 2010, respectively.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire NASCAR Sprint Cup and Nationwide series schedules and the NASCAR Camping World Truck series schedule. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR Sprint Cup and Nationwide series event and each NASCAR Camping World Truck series event beginning in fiscal 2007. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Sprint Cup, Nationwide or Camping World Truck series event as a component of its sanction fees and remits the remaining 90.0 percent to the event promoter. The event promoter pays 25.0 percent of the gross broadcast rights fees allocated to the event as part of the previously discussed prize money paid to NASCAR for disbursement to competitors. The Company’s television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR Sprint Cup and Nationwide series events and the NASCAR Camping World Truck series events beginning in fiscal 2007 conducted at its wholly owned facilities were $257.0 million, $262.0 million and $269.1 million in fiscal years 2008, 2009 and 2010, respectively. There were no television broadcast and ancillary rights fees received from NASCAR related to discontinued operations.
In addition, NASCAR and the Company share a variety of expenses in the ordinary course of business. NASCAR pays rent, as well as a related maintenance fee (allocated based on square footage), to the Company for office space in Daytona Beach, Florida. The Company pays rent to NASCAR for office space in Los Angeles, California. These rents are based upon estimated fair market lease rates for comparable facilities. NASCAR pays the Company for radio, program and strategic initiative advertising, hospitality and suite rentals, various tickets and credentials, catering services, participation in a NASCAR racing event banquet, and track and other equipment rentals based on similar prices paid by unrelated, third party purchasers of similar items. The Company pays NASCAR for certain advertising, participation in NASCAR racing series banquets, the use of NASCAR trademarks and intellectual images and production space for Sprint Vision based on similar prices paid by unrelated, third party purchasers of similar items. The Company’s payments to NASCAR for MRN Radio’s broadcast rights to NASCAR Camping World Truck races represent an agreed-upon percentage of the Company’s advertising revenues attributable to such race broadcasts. NASCAR also reimburses the Company for 50.0 percent of the compensation paid to certain personnel working in the Company’s legal, risk management and transportation departments, as well as 50.0 percent of the compensation expense associated with certain receptionists. The Company reimburses NASCAR for 50.0 percent of the compensation paid to certain personnel working in NASCAR’s legal department. NASCAR’s reimbursement for use of the Company’s mailroom, janitorial services, security services, catering, graphic arts, photo and publishing services, telephone system and the Company’s reimbursement of NASCAR for use of corporate aircraft, is based on actual usage or an allocation of total actual usage. The aggregate amount received from NASCAR by the Company for shared expenses, net of amounts paid by the Company for shared expenses, totaled approximately $6.7 million, $4.5 million and $5.7 million during fiscal 2008, 2009 and 2010, respectively.
Grand American, a wholly owned subsidiary of NASCAR, sanctions various events at certain of the Company’s facilities. Standard Grand American sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by Grand American to participants in the events.

Sanction fees paid by the Company to Grand American totaled approximately $1.6 million, $1.8 million and $2.4 million for the years ended November 30, 2008, 2009 and 2010, respectively.
In addition, Grand American and the Company share a variety of expenses in the ordinary course of business. Grand American pays rent to the Company for office space in Daytona Beach, Florida. These rents are based upon estimated fair market lease rates for comparable facilities. Grand American purchases various advertising, catering services, suites and hospitality and track and equipment rentals from the Company based on similar prices paid by unrelated, third party purchasers of similar items. The Company pays Grand American for the use of Grand American’s trademarks based on similar prices paid by unrelated, third party purchasers of similar items. Grand American’s reimbursement for use of the Company’s mailroom, telephone system, security, graphic arts, photo and publishing services is based on actual usage or an allocation of total actual usage. The aggregate amount received from Grand American by the Company for shared expenses, net of amounts paid by the Company for shared expenses, totaled approximately $495,000, $450,000 and $547,000 during fiscal 2008, 2009 and 2010, respectively.
AMA Pro Racing, an entity controlled by a member of the France Family Group, sanctions various events at certain of the Company’s facilities. Standard AMA Pro Racing sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by AMA Pro Racing to participants in the events. Sanction fees paid by the Company to AMA Pro Racing totaled approximately $194,000 for the year ended November 30, 2010.
The Company strives to ensure, and management believes that, the terms of the Company’s transactions with NASCAR and Grand American are no less favorable to the Company than could be obtained in arms-length negotiations.
Certain members of the France Family Group paid the Company for the utilization of security services, event planning, event tickets, purchase of catering services, maintenance services, and certain equipment. The Company leased certain parcels of land from WCF and JCF, LLC, which is owned by France Family Group members. The land parcels are used primarily for parking during the events held at Martinsville Speedway (“Martinsville”). The amounts paid for these items were based on actual costs incurred, similar prices paid by unrelated third party purchasers of similar items or estimated fair market values. The net amount paid (received) by the Company for these items, totaled approximately $74,000, $240,000 and $(242,000) during fiscal 2008, 2009 and 2010, respectively.
In exchange for the collateral assignment split-dollar insurance agreements held by the Company, which were valued at approximately $9.2 million and covered the lives of James C. France, his spouse, and the surviving spouse of William C. France, the Company entered into a transaction with the France Family Group whereby it agreed to receive certain land parcels and shares of ISCA stock. The land was valued at approximately $3.6 million and had previously been leased by the Company from WCF and JCF, LLC (which was owned by certain members of the France Family Group) in connection with NASCAR Sprint Cup events at Martinsville. The Company also received a total of 219,388 shares of ISCA stock valued at approximately $5.6 million. The number of shares received was determined based on the market value of ISCA shares at a settlement date prior to closing.
Crotty, Bartlett & Kelly, P.A. (“Crotty, Bartlett & Kelly”), a law firm controlled by family members of W. Garrett Crotty, one of the Company’s executive officers, leased office space located in the Company’s corporate office complex in Daytona Beach, Florida. The Company engages Crotty, Bartlett & Kelly for certain legal and consulting services. The aggregate amount paid to Crotty, Bartlett & Kelly by the Company for legal and consulting services, net of amounts received by the Company for leased office space, totaled approximately $113,000, $71,000 and $49,000 during fiscal 2008, 2009 and 2010, respectively.
J. Hyatt Brown, one of the Company’s directors, serves as Chairman of Brown & Brown, Inc. (“Brown & Brown”). Brown & Brown has received commissions for serving as the Company’s insurance broker for several of the Company’s insurance policies, including the Company’s property and casualty policy, certain employee benefit programs and the aforementioned split-dollar arrangements. The aggregate commissions received by Brown & Brown in connection with the Company’s policies were approximately $524,000, $506,000 and $486,000 during fiscal 2008, 2009 and 2010, respectively.
One of the Company’s directors, Christy F. Harris, is Of Counsel to Kinsey, Vincent Pyle, L.C., a law firm that provided legal services to the Company during fiscal 2008, 2009 and 2010. The Company paid approximately $289,000, $81,000 and $83,000 for these services in fiscal 2008, 2009 and 2010, respectively, which were charged to the Company on the same basis as those provided other clients.

NOTE 13 — SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes and interest for the years ended November 30, is summarized as follows (in thousands):

	2008	2009	2010

Income taxes paid	$44,886	$36,297	$27,661

Interest paid	$19,400	$19,793	$13,439

NOTE 14 — LONG-TERM STOCK INCENTIVE PLAN
On November 30, 2010, the Company has two share-based compensation plans, which are described below. Compensation cost included in operating expenses in the accompanying statement of operations for those plans was $3.3 million, $2.2 million, and $1.9 million for the years ended November 30, 2008, 2009 and 2010, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was approximately $1.3 million, $845,000 and $717,000 for the years ended November 30, 2008, 2009 and 2010, respectively.
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
The fair value of nonvested restricted stock is determined based on the opening trading price of the Company’s Class A Common Stock on the grant date. The Company granted 26,277, 29,002 and 35,008 shares of restricted stock awards of the Company’s Class A Common Stock during the fiscal years ended November 30, 2008, 2009 and 2010, respectively, to certain officers and managers under the Plans. The weighted average grant date fair value of these restricted stock awards was $41.20, $22.19 and $30.56 per share, respectively.

A summary of the status of the Company’s restricted stock as of November 30, 2010, and changes during the fiscal year ended November 30, 2010, is presented as follows:

		Weighted-Average	Weighted-Average	Aggregate
		Grant-Date	Remaining	Intrinsic
	Restricted	Fair Value	Contractual	Value
	Shares	(Per Share)	Term (Years)	(in thousands)

Unvested at November 30, 2009	155,259	$44.44
Granted	35,008	30.56
Vested	(52,266)	52.93
Forfeited	(768)	26.85

Unvested at November 30, 2010	137,233	$38.03	3.3	$3,251.1

As of November 30, 2010, there was approximately $1.6 million of total unrecognized compensation cost related to unvested restricted stock awards granted under the Stock Plans. This cost is expected to be recognized over a weighted-average period of 3.3 years. The total fair value of restricted stock awards vested during the fiscal years ended November 30, 2008, 2009 and 2010, was approximately $1.8 million, $2.0 million and $1.2 million, respectively.
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

	2008	2009	2010
Expected volatility	21.2%-24.2%	21.2%-24.2%	31.4%
Weighted average volatility	22.4%	23.8%	31.4%
Expected dividends	0.3%	0.5%	0.6%
Expected term (in years)	5.0-7.3	5.0-7.3	9.3
Risk-free rate	3.3%-3.6%	2.5%-3.0%	3.0%
A summary of option activity under the Stock Plan as of November 30, 2010, and changes during the year then ended is presented as follows:

			Weighted-Average	Aggregate
			Remaining	Intrinsic
		Weighted-Average	Contractual	Value
Options	Shares	Exercise Price	Term (Years)	(in thousands)

Outstanding at November 30, 2009	273,509	$42.99
Granted	29,829	25.68
Expired	(25,694)	45.35
Exercised	—	—
Forfeited	(5,003)	36.05

Outstanding at November 30, 2010	272,641	40.94	6.1	$—

Vested and expected to subsequently vest at November 30, 2010	272,641	$40.94	6.1	$—

Exercisable at November 30, 2010	231,461	$43.20	5.6	$—

The weighted average grant-date fair value of options granted during the fiscal years ended November 30, 2008, 2009 and 2010 was $11.22, $8.40 and $10.34 per option, respectively. The total intrinsic value of options exercised during the fiscal years ended November 30, 2008, 2009 and 2010 was approximately $0, respectively. The actual tax benefit realized for the tax deductions from exercise of the stock options totaled approximately $0 for the fiscal years ended November 30, 2008, 2009 and 2010, respectively.
As of November 30, 2010, there was approximately $198,000 of total unrecognized compensation cost related to unvested stock options granted under the Stock Plan. That cost is expected to be recognized over a weighted-average period of 0.7 years.
NOTE 15 — FINANCIAL INSTRUMENTS
In accordance with the “Financial Instruments” Topic, ASC 825-10 and in accordance with the “Fair Value Measurements and Disclosures” Topic, ASC 820-10, these topics discuss key considerations in determining fair value in such markets, and expanding disclosures on recurring fair value measurements using unobservable inputs (Level 3), clarification and additional disclosure is required about the use of fair value measurements.
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
At November 30, 2010, the Company had money market funds totaling approximately $49.2 million are included in cash and cash equivalents in consolidated balance sheets. All inputs used to determine fair value are considered level 1 inputs.
Fair values of long-term debt are based on quoted market prices at the date of measurement. The Company’s credit facilities approximate fair value as they bear interest rates that approximate market. These inputs used to determine fair value are considered level 2 inputs. At November 30, 2010, the fair value of the remaining long-term debt, as determined by quotes from financial institutions, was approximately $203.6 million compared to the carrying amount of approximately $204.3 million.
The Company had no level 3 inputs as of November 30, 2010.
NOTE 16 — QUARTERLY DATA (UNAUDITED)
The Company derives most of its income from a limited number of NASCAR-sanctioned races. As a result, the Company’s business has been, and is expected to remain, highly seasonal based on the timing of major events.
The following table presents certain unaudited financial data for each quarter of fiscal 2009 and 2010 (in thousands, except per share amounts):

	Fiscal Quarter Ended
	February 28,	May 31,	August 31,	November 30,
	2009	2009(1)	2009	2009(1)(2)

Total revenue	$166,119	$152,378	$172,913	$201,753
Operating income	49,995	31,713	15,568	50,547
Income from continuing operations	25,188	(31,695)	4,456	9,036
Net income	25,146	(31,740)	4,413	8,996
Basic earnings per share (5)	0.52	(0.65)	0.09	0.19
Diluted earnings per share (5)	0.52	(0.65)	0.09	0.19

	Fiscal Quarter Ended
	February 28,	May 31,	August 31,	November 30,
	2010	2010	2010	2010(3)(4)

Total revenue	$152,026	$142,166	$160,194	$190,971
Operating income	39,752	21,303	21,573	39,549
Income from continuing operations	25,487	10,262	3,609	15,220
Net income	25,440	10,262	3,609	15,220
Basic earnings per share	0.53	0.21	0.08	0.31
Diluted earnings per share	0.53	0.21	0.08	0.31

(1)	In fiscal 2009, Equity in Net Loss From Equity Investments includes a net loss of $77.6 million, or $1.63 per diluted share, representing the Company’s results from its 50.0 percent indirect interest in Motorsports Authentics’ loss from operations, which includes the second and fourth quarter impairments of goodwill, certain intangibles and other long-lived assets.

(2)	During the fourth quarter of fiscal 2009, the Company recorded a non-cash charge totaling approximately $4.3 million, or $0.5 per diluted share, related to expense on the interest rate swap for the fiscal year ended November 30, 2009. Portions of this non-cash charge should have been recorded in the second and third quarters of the fiscal year ended November 30, 2009, however, the impact of recording it in the fourth quarter does not have a material impact on any of the quarters in fiscal 2009.

(3)	During the fourth quarter of fiscal 2010, the Company recorded a non-cash charge totaling approximately $23.9 million, or $0.30 per diluted share, related to expense of the interest rate swap for the fiscal year ended November 30, 2010.

(4)	During the fourth quarter of fiscal 2010, the Company recorded a non-cash charge totaling approximately $5.8 million, or $0.07 per diluted share, related to the impairment of certain costs associated with the Daytona Development Project.

(5)	The sum of the quarterly earnings per share may not equal the annual earnings per share due to rounding.
NOTE 17 — SEGMENT REPORTING
The general nature of the Company’s business is a motorsports themed amusement enterprise, furnishing amusement to the public in the form of motorsports themed entertainment. The Company’s motorsports event operations consist principally of racing events at its major motorsports entertainment facilities. The reporting units within the motorsports segment portfolio are reviewed together as the nature of the products and services, the production processes used, the type or class of customer using our products and services, and the methods used to distribute our products or provide their services are consistent in objectives and principles, and predominately uniform and centralized throughout the Company. The Company’s remaining business units, which are comprised of the radio network production and syndication of numerous racing events and programs, certain souvenir merchandising operations not associated with the promotion of motorsports events at the Company’s facilities, construction management services, leasing operations, and financing and licensing operations are included in the “All Other” segment. The Company evaluates financial performance of the business units on operating profit after allocation of corporate general and administrative (“G&A”) expenses. Corporate G&A expenses are allocated to business units based on each business unit’s net revenues to total net revenues.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at prices comparable to unaffiliated customers. Intersegment revenues were approximately $3.9 million, $2.1 million and $2.3 million for the years ended November 30, 2008, 2009, and 2010, respectively (in thousands).

	For The Year Ended November 30, 2008
	Motorsports	All
	Event	Other	Total

Revenues	$745,376	$45,745	$791,121
Depreciation and amortization	62,346	8,565	70,911
Operating income	231,948	3,858	235,806
Equity investments loss	1,091	(2,294)	(1,203)
Capital expenditures	106,858	178	107,036
Total assets	1,790,981	389,838	2,180,819
Equity investments	77,613	—	77,613

	For The Year Ended November 30, 2009
	Motorsports	All
	Event	Other	Total

Revenues	$658,500	$36,792	$695,292
Depreciation and amortization	65,137	7,763	72,900
Operating income	147,665	158	147,823
Equity investments income (loss)	(77,608)	—	(77,608)
Capital expenditures	70,508	43,221	113,729
Total assets	1,649,602	259,301	1,908,903
Equity investments	—	—	—

	For The Year Ended November 30, 2010
	Motorsports	All
	Event	Other	Total

Revenues	$611,747	$35,915	$647,662
Depreciation and amortization	66,210	8,255	74,465
Operating income	130,143	(7,966)	122,177
Equity investments loss	—	(1,904)	(1,904)
Capital expenditures	83,453	22,481	105,934
Total assets	1,638,116	240,633	1,878,749
Equity investments	—	43,689	43,689

NOTE 18 — CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
In connection with the 2004 Senior Notes, the Company is required to provide condensed consolidating financial information for its subsidiary guarantors. Certain of the Company’s wholly owned domestic subsidiaries have, jointly and severally, fully and unconditionally guaranteed, to each holder of 2004 Senior Notes and the trustee under the Indenture for the 2004 Senior Notes, the full and prompt performance of the Company’s obligations under the indenture and the 2004 Senior Notes, including the payment of principal (or premium, if any, on) and interest on the 2004 Senior Notes, on a equal and ratable basis.
The subsidiary guarantees are unsecured obligations of each subsidiary guarantor and rank equally in right of payment with all senior indebtedness of that subsidiary guarantor and senior in right of payment to all subordinated indebtedness of that subsidiary guarantor. The subsidiary guarantees are effectively subordinated to any secured indebtedness of the subsidiary guarantor with respect to the assets securing that indebtedness. The Company has no independent assets or operations.
In the absence of both default and notice, there are no restrictions imposed by the Company’s 2010 Credit Facility, 2004 Senior Notes, or guarantees on the Company’s ability to obtain funds from its subsidiaries by dividend or loan. The Company has not presented separate financial statements for each of the guarantors, because it has deemed that such financial statements would not provide the investors with any material additional information.
Included in the tables below, are condensed consolidating balance sheets as of November 30, 2009 and 2010, and the condensed consolidating statements of operations and cash flows for the years ended November 30, 2008, 2009 and 2010, of: (a) the Parent; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate Parent with guarantor and non-guarantor subsidiaries; and (e) the Company on a consolidated basis (in thousands):

	Condensed Consolidating Balance Sheet at November 30, 2009
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Current assets	$86,389	$113,094	$27,807	$(9,334)	$217,956
Property and equipment, net	30,818	1,014,725	308,093	—	1,353,636
Advances to and investments in subsidiaries	3,227,201	667,673	31,687	(3,926,561)	—
Other assets	24,024	301,509	11,778	—	337,311

Total Assets	$3,368,432	$2,097,001	$379,365	$(3,935,895)	$1,908,903

Current liabilities	$1,704	$66,055	$22,188	$23,970	$113,917
Long-term debt	924,310	154,478	176,238	(911,233)	343,793
Deferred income taxes	5,749	217,201	16,817	—	239,767
Other liabilities	45,373	16,638	2,162	—	64,173
Total shareholders’ equity	2,391,296	1,642,629	161,960	(3,048,632)	1,147,253

Total Liabilities and Shareholders’ Equity	$3,368,432	$2,097,001	$379,365	$(3,935,895)	$1,908,903

	Condensed Consolidating Balance Sheet at November 30, 2010
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Current assets	$68,252	$72,696	$19,309	$(10,251)	$150,006
Property and equipment, net	33,728	1,032,695	310,238	—	1,376,751
Advances to and investments in subsidiaries	2,095,234	660,368	43,722	(2,799,324)	—
Other assets	4,702	301,223	46,157	—	351,992

Total Assets	$2,201,916	$2,066,982	$419,426	$(2,809,575)	$1,878,749

Current liabilities	$(10,058)	$71,278	$17,211	$13,308	$91,739
Long-term debt	893,108	271,002	213,911	(1,074,947)	303,074
Deferred income taxes	27,018	234,742	17,881	—	279,641
Other liabilities	2,131	12,825	2,162	—	17,118
Total shareholders’ equity	1,289,717	1,477,135	168,261	(1,747,936)	1,187,177

Total Liabilities and Shareholders’ Equity	$2,201,916	$2,066,982	$419,426	$(2,809,575)	$1,878,749

	Condensed Consolidating Statement of Operations
	For The Year Ended November 30, 2008
		Combined
	Parent	Guarantor	Non-
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Total revenues	$1,450	$791,547	$125,542	$(131,285)	$787,254
Total expenses	35,660	542,046	105,027	(131,285)	551,448
Operating (loss) income	(34,210)	249,501	20,515	—	235,806
Interest and other (expense) income, net	(43,080)	33,949	(9,239)	—	(18,370)
(Loss) income from continuing operations	(41,573)	171,250	5,081	—	134,758
Net (loss) income	(41,573)	171,250	4,918	—	134,595

	Condensed Consolidating Statement of Operations
	For The Year Ended November 30, 2009
		Combined
	Parent	Guarantor	Non-
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Total revenues	$1,538	$686,982	$119,768	$(115,125)	$693,163
Total expenses	32,367	504,065	124,033	(115,125)	545,340
Operating (loss) income	(30,829)	182,917	(4,265)	—	147,823
Interest and other (expense) income, net	(35,450)	(67,885)	3,762	—	(99,573)
(Loss) income from continuing operations	(28,245)	42,976	(7,746)	—	6,985
Net (loss) income	(28,245)	42,976	(7,916)	—	6,815

	Condensed Consolidating Statement of Operations
	For The Year Ended November 30, 2010
		Combined
	Parent	Guarantor	Non-
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Total revenues	$2,680	$635,799	$111,143	$(104,265)	$645,357
Total expenses	31,659	480,860	114,926	(104,265)	523,180
Operating (loss) income	(28,979)	154,939	(3,783)	—	122,177
Interest and other income (expense), net	(57,390)	9,089	938	—	(47,363)
(Loss) income from continuing operations	(50,468)	111,657	(6,611)	—	54,578
Net (loss) income	(50,468)	111,657	(6,658)	—	54,531

	Condensed Consolidating Statement of Cash Flows
	For The Year Ended November 30, 2008
		Combined
	Parent	Guarantor	Non-
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(3,940)	$281,281	$6,229	$(62,679)	$220,891
Net cash provided by (used in) investing activities	82,452	(205,611)	(63,229)	62,679	(123,709)
Net cash provided by (used in) financing activities	16,627	(1,880)	49,675	—	64,422

	Condensed Consolidating Statement of Cash Flows
	For The Year Ended November 30, 2009
		Combined
	Parent	Guarantor	Non-
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash provided by operating activities	$80,769	$154,300	$9,575	$17,061	$261,705
Net cash provided by (used in) investing activities	130,273	(191,089)	(4,589)	(17,061)	(82,466)
Net cash used in financing activities	(236,786)	(1,035)	(1,766)	—	(239,587)

	Condensed Consolidating Statement of Cash Flows
	For The Year Ended November 30, 2010
		Combined
	Parent	Guarantor	Non-
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(75,484)	$184,511	$5,277	$(1,910)	$112,394
Net cash provided by (used in) investing activities	111,165	(230,123)	(11,159)	1,910	(128,207)
Net cash (used in) provided by financing activities	(53,579)	(3,909)	(1,105)	—	(58,593)

Schedule II — Valuation and Qualifying Accounts (In Thousands)

		Additions
	Balance	charged to		Balance
	beginning	costs and		at end of
Description	of period	expenses	Deductions (A)	period

For the year ended November 30, 2010 Allowance for doubtful accounts	$1,200	$586	$586	$1,200
For the year ended November 30, 2009 Allowance for doubtful accounts	$1,200	$326	$326	$1,200
For the year ended November 30, 2008 Allowance for doubtful accounts	1,200	928	928	1,200

(A)	Uncollectible accounts written off, net of recoveries.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at November 30, 2010, and during the period prior to and including the date of this report. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to November 30, 2010.
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
January 28, 2011
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
We, under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, assessed the Company’s internal control over financial reporting as of November 30, 2010, based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of November 30, 2010, based on the specified criteria.
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
International Speedway Corporation
Consolidated Balance Sheets
— November 30, 2009 and 2010
Consolidated Statements of Operations
— Years ended November 30, 2008, 2009, and 2010
Consolidated Statements of Changes in Shareholders’ Equity
— Years ended November 30, 2008, 2009, and 2010
Consolidated Statements of Cash Flows
— Years ended November 30, 2008, 2009, and 2010
Notes to Consolidated Financial Statements
Motorsports Authentics, LLC
Consolidated Balance Sheets
— November 30, 2010 and 2009
Consolidated Statements of Operations
— Years ended November 30, 2010, 2009 and 2008
Consolidated Statements of Members’ Equity
— Years ended November 30, 2010, 2009 and 2008
Consolidated Statements of Cash Flows
— Years ended November 30, 2010, 2009 and 2008
Notes to Consolidated Financial Statements
2. Consolidated Financial Statement Schedules listed below:
II — Valuation and qualifying accounts
All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

3. Exhibits:

Exhibit
Number	Description of Exhibit
3.1	—	Articles of Amendment of the Restated and Amended Articles of Incorporation of the Company, as filed with the Florida Department of State on July 26, 1999. (3.1)*

3.2	—	Conformed Copy of Amended and Restated Articles of Incorporation of the Company, as amended as of July 26, 1999. (3.2)*

3.3	—	Conformed Copy of Amended and Restated By-Laws of the Company. (3)(ii)**

4.1	—	Indenture, dated April 23, 2004, between the Company, certain subsidiaries, and Wachovia Bank, National Association, as Trustee. (4.2)***

4.2	—	Form of Registered Note due 2014 (included in Exhibit 4.2). (4.2)***

4.3	—	Revolving Credit Agreement, dated as of November 19, 2010, among the Company, certain subsidiaries and the lenders party thereto. (10.1)****

4.4	—	Note Purchase Agreement, dated as of January 18, 2011, among the Company and purchasers party thereto. (10.1)*****

4.5	—	Form of Series 2011A Note due 2021 (included in Exhibit 10.1). (10.1)*****

10.1	—	Daytona Property Lease. (10.4)******

10.2	—	1996 Long-Term Incentive Plan. (10.6)******

10.3	—	2006 Long-Term Incentive Plan. (4)*******

21	—	Subsidiaries of the Registrant — filed herewith.

23.1	—	Consent of Ernst &Young LLP — filed herewith.

23.2	—	Consent of Grant Thornton LLP — filed herewith.

31.1	—	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer — filed herewith

31.2	—	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer — filed herewith.

32	—	Section 1350 Certification — filed herewith.

99		Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements of Motorsports Authentics, LLC as of November 30, 2010 and 2009 and for each of the three years in the period ended November 30, 2010.

*	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s Report on Form 8-K dated July 26, 1999.

**	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s report on Form 10-Q for the quarter ended February 28, 2003.

***	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s Registration Statement filed on Form S-4 File No. 333-118168.

****	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s report on Form 8-K filed on November 23, 2010.

*****	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s report on Form 8-K filed on January 20, 2011.

******	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s Report on Form 10-K for the year ended November 30, 1998.

*******	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s Registration Statement on Form S-8 as filed on February 11, 2010.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Speedway Corporation
By:	/s/ Daniel W. Houser
Daniel W. Houser
Senior Vice President and Chief Financial Officer

     Dated: January 28, 2011
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Lesa France Kennedy	Chief Executive Officer and Vice Chairman of the Board
Lesa France Kennedy	(Principal Executive Officer)	January 28, 2011

/s/ Daniel W. Houser	Senior Vice President, Chief Financial Officer and Treasurer
Daniel W. Houser	(Principal Financial Officer and Principal Accounting Officer)	January 28, 2011

/s/ James C. France
James C. France	Chairman of the Board	January 28, 2011

/s/ Brian Z. France
Brian Z. France	Director	January 28, 2011

/s/ Larry Aiello, Jr.
Larry Aiello, Jr.	Director	January 28, 2011

/s/ J. Hyatt Brown
J. Hyatt Brown	Director	January 28, 2011

/s/ William P. Graves
William P. Graves	Director	January 28, 2011

/s/ Christy F. Harris
Christy F. Harris	Director	January 28, 2011

/s/ Thomas W. Staed
Thomas W. Staed	Director	January 28, 2011

/s/ Morteza Hosseini - Kargar
Morteza Hosseini - Kargar	Director	January 28, 2011