Form 10-Q
period 2011-02-28
INTERNATIONAL SPEEDWAY CORP
filed 2011-04-05
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class A Common Stock	27,662,976 shares	as of February 28, 2011
Class B Common Stock	20,298,820 shares	as of February 28, 2011

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 6. EXHIBITS
SIGNATURES
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30, 2010	February 28, 2011
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$84,166	$102,014
Receivables, less allowance of $1,200 in 2010 and 2011, respectively	33,935	111,175
Inventories	2,733	3,538
Income taxes receivable	18,108	14,700
Deferred income taxes	4,288	4,265
Prepaid expenses and other current assets	6,776	10,833

Total Current Assets	150,006	246,525

Property and Equipment, net of accumulated depreciation of $589,285 and $608,232, respectively	1,376,751	1,367,395
Other Assets:
Long-term restricted cash and investments	1,002	1,002
Equity investments	43,689	43,774
Intangible assets, net	178,609	178,609
Goodwill	118,791	118,791
Other	9,901	10,532

	351,992	352,708

Total Assets	$1,878,749	$1,966,628

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$3,216	$33,224
Accounts payable	15,829	22,263
Deferred income	49,202	87,413
Current tax liabilities	4,492	4,559
Other current liabilities	19,000	19,275

Total Current Liabilities	91,739	166,734

Long-Term Debt	303,074	285,936
Deferred Income Taxes	279,641	289,777
Long-Term Tax Liabilities	2,131	2,282
Long-Term Deferred Income	11,915	11,944
Other Long-Term Liabilities	3,072	3,257
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 27,531,352 and 27,524,975 issued and outstanding in 2010 and 2011, respectively	275	275
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 20,373,199 and 20,298,820 issued and outstanding in 2010 and 2011, respectively	203	203
Additional paid-in capital	481,154	479,131
Retained earnings	712,099	733,534
Accumulated other comprehensive loss	(6,554)	(6,445)

Total Shareholders’ Equity	1,187,177	1,206,698

Total Liabilities and Shareholders’ Equity	$1,878,749	$1,966,628

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Three Months Ended
	February 28, 2010	February 28, 2011
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$38,537	$36,080
Motorsports related	98,558	97,992
Food, beverage and merchandise	12,399	12,054
Other	2,532	2,559

	152,026	148,685
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	32,875	31,923
Motorsports related	27,747	24,464
Food, beverage and merchandise	8,487	8,759
General and administrative	24,583	22,166
Depreciation and amortization	18,359	19,146
Impairment of long-lived assets	223	2,872

	112,274	109,330

Operating income	39,752	39,355
Interest income	62	26
Interest expense	(4,340)	(3,842)
Interest rate swap expense	(1,273)	—
Equity in net loss from equity investments	(1,075)	(226)

Income from continuing operations before income taxes	33,126	35,313
Income taxes	7,639	13,878

Income from continuing operations	25,487	21,435
Loss from discontinued operations, net of income tax benefits of $25 and $0, respectively	(47)	—

Net income	$25,440	$21,435

Basic and diluted earnings per share:
Income from continuing operations	$0.53	$0.45
Loss from discontinued operations	—	—

Net income	$0.53	$0.45

Basic weighted average shares outstanding	48,422,896	48,032,747

Diluted weighted average shares outstanding	48,423,680	48,038,843

     See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statement of Shareholders’ Equity

	Class A	Class B
	Common	Common			Accumulated
	Stock	Stock	Additional		Other	Total
	$.01 Par	$.01 Par	Paid-in	Retained	Comprehensive	Shareholders’
	Value	Value	Capital	Earnings	Loss	Equity
				(Unaudited)
				(In Thousands)
Balance at November 30, 2010	$275	$203	$481,154	$712,099	$(6,554)	$1,187,177
Activity 12/1/10 — 2/28/11:
Comprehensive income
Net income	—	—	—	21,435	—	21,435
Interest expense, net of income taxes of $71	—	—	—	—	109	109

Total comprehensive income						21,544
Exercise of stock options	—	—	51	—	—	51
Reacquisition of previously issued common stock	—	—	(2,394)	—	—	(2,394)
Stock-based compensation	—	—	320	—	—	320

Balance at February 28, 2011	$275	$203	$479,131	$733,534	$(6,445)	$1,206,698

     See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Three Months Ended
	February 28, 2010	February 28, 2011
	(Unaudited)
	(In Thousands)
OPERATING ACTIVITIES
Net income	$25,440	$21,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,359	19,146
Stock-based compensation	461	320
Amortization of financing costs	127	306
Interest rate swap expense	1,273	—
Deferred income taxes	2,205	10,150
Loss from equity investments	1,075	226
Impairment of long-lived assets, non-cash	223	2,872
Other, net	(3)	13
Changes in operating assets and liabilities:
Receivables, net	(86,173)	(77,240)
Inventories, prepaid expenses and other assets	(7,154)	(5,260)
Accounts payable and other liabilities	765	5,931
Deferred income	56,326	38,240
Income taxes	(545)	3,635

Net cash provided by operating activities	12,379	19,774

INVESTING ACTIVITIES
Capital expenditures	(23,900)	(11,699)
Equity investments and advances to affiliate	(14,123)	(311)
Decrease in restricted cash	5,069	—
Proceeds from short-term investments	200	—
Purchases of short-term investments	(200)	—

Net cash used in investing activities	(32,954)	(12,010)

FINANCING ACTIVITIES
Payment under credit facility	—	(52,000)
Payment of long-term debt	(255)	(149)
Proceeds from long-term debt	—	65,000
Deferred financing fees	—	(424)
Exercise of Class A common stock options	—	51
Reacquisition of previously issued common stock	(5,279)	(2,394)

Net cash (used in) provided by financing activities	(5,534)	10,084

Net (decrease) increase in cash and cash equivalents	(26,109)	17,848
Cash and cash equivalents at beginning of period	158,572	84,166

Cash and cash equivalents at end of period	$132,463	$102,014

     See accompanying notes.

International Speedway Corporation
Notes to Consolidated Financial Statements
February 28, 2011
(Unaudited)
1. Basis of Presentation
The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States but do not include all of the information and disclosures required for complete financial statements. The balance sheet at November 30, 2010, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest annual report on Form 10-K for International Speedway Corporation and its wholly-owned subsidiaries (the “Company” or “ISC”). In management’s opinion, the statements include all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature.
Unless indicated otherwise, all disclosures in the notes to the consolidated financial statements relate to continuing operations.
Because of the seasonal concentration of racing events, the results of operations for the three months ended February 28, 2010 and 2011 are not indicative of the results to be expected for the year.
2. New Accounting Pronouncements
In September 2009, FASB amended ASC 605, as summarized in ASU 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-13, ASC Topic 605 has been amended: (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have VSOE or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes in ASU 2009-13 are effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company’s adoption of this statement in fiscal 2011 did not have a material impact on its financial position and results of operations.
3. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three months ended February 28, 2010 and 2011 (in thousands, except share and per share amounts):

	Three Months Ended
	February 28,	February 28,
	2010	2011

Basic and diluted:
Income from continuing operations	$25,487	$21,435
Loss from discontinued operations	(47)	—

Net income	$25,440	$21,435

Basic earnings per share denominator:
Weighted average shares outstanding	48,422,896	48,032,747

Basic earnings per share:
Income from continuing operations	$0.53	$0.45
Loss from discontinued operations	—	—

Net income	$0.53	$0.45

	Three Months Ended
	February 28,	February 28,
	2010	2011

Diluted earnings per share denominator:
Weighted average shares outstanding	48,422,896	48,032,747
Common stock options	784	6,096

Diluted weighted average shares outstanding	48,423,680	48,038,843

Diluted earnings per share:
Income from continuing operations	$0.53	$0.45
Loss from discontinued operations	—	—

Net income	$0.53	$0.45

Anti-dilutive shares excluded in the computation of diluted earnings per share	271,720	269,241

4. Equity and Other Investments
Hollywood Casino at Kansas Speedway
In December 2009, Kansas Entertainment, LLC, (“Kansas Entertainment”) a 50/50 joint venture of Penn Hollywood Kansas, Inc. (“Penn”), a subsidiary of Penn National Gaming, Inc. and Kansas Speedway Development Corporation (“KSDC”), a wholly owned subsidiary of ISC, was selected by the Kansas Lottery Gaming Facility Review Board to develop and operate a gaming facility in the Northeast Zone in Wyandotte County, Kansas. In February 2010, Kansas Entertainment received the final approval under the Kansas Expanded Lottery Act, along with its gaming license from the Kansas Racing and Gaming Commission. Construction of the Hollywood-themed and branded entertainment destination facility, overlooking turn two of Kansas Speedway, began in April 2010 with a planned opening in the first half of 2012.
The initial phase of this project, including certain changes to the scope and mix of gaming operations and amenities approved by the Kansas Lottery Commission in August 2010, features an 82,000 square foot casino with 2,000 slot machines and 52 table games (including 12 poker tables), a 1,253 space parking structure as well as a sports-themed bar, dining and entertainment options. Kansas Entertainment anticipates funding the initial phase of the development with equity contributions from each partner and potentially third party financing. KSDC and Penn will share equally in the cost of developing and constructing the facility. The Company currently estimates that its share of capitalized development costs for the project, excluding its contribution of land, will be approximately $155.0 million. Through February 28, 2011, the Company has funded approximately $39.3 million of these capitalized development costs to Kansas Entertainment and expects to fund the remaining amount through the opening of the casino in fiscal 2012. In addition, the Company expects to continue to incur certain other start up and related costs through opening, a number of which will be expensed through equity in net loss from equity investments. Penn is the managing member of Kansas Entertainment and is responsible for the development and operation of the casino.
The Company has accounted for Kansas Entertainment as an equity investment in its financial statements as of February 28, 2011. The Company’s 50.0 percent portion of Kansas Entertainment’s net loss is approximately $1.1 million and $0.2 million, related to certain start up costs, and is included in equity in net loss from equity investments in its consolidated statements of operations for the three months ended February 28, 2010 and 2011, respectively.
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
In October 2009, the Company entered into, and subsequently amended, an agreement (“Agreement”) with KB Marine Holdings LLC (“KB Holdings”) under which KB Holdings would acquire 100 percent of the outstanding equity membership interests of

380 Development. Upon execution of the Agreement, ISC received a non-refundable $1.0 million payment. The most recent amendment reflected a total purchase price of approximately $88.0 million. The Company expected that the proceeds from the sale, net of applicable broker commissions and other closing costs would have resulted in an immaterial gain on the transaction upon closing.
On December 6, 2010, the Company announced the termination of the amended Agreement with KB Holdings for the sale of the interests in 380 Development. KB Holdings did not fulfill the terms of the amended Agreement to close the transaction on or before November 30, 2010. The Company is currently pursuing further discussions with KB Holdings as well as alternative buyers for the interests in 380 Development.
On March 30, 2011, the New York State Department of Environmental Conservation (“DEC”) published for public comment a series of documents, including an Engineering Work Plan, which will allow the property to be filled. Following the public comment period, the DEC may approve the Engineering Work Plan, as well as a Modified Order on Consent and other related documents. This step will allow the property to be filled and remaining environmental remediation to be completed, both of which are necessary precursors for commercial development of the property. The Company believes this is an important step in the development of the property and its potential to bring jobs and economic development to Staten Island. Currently the Company does not anticipate filling activities to commence until after it has sold its interest in 380 Development.
Motorsports Authentics
The Company is a partner with Speedway Motorsports, Inc. in a 50/50 joint venture, SMISC, LLC, which, through its wholly owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics (“MA”). MA designs, promotes, markets and distributes motorsports licensed merchandise.
The Company’s has a guaranty exposure, to one NASCAR team licensor which will be satisfied upon MA making certain payments to the team through January 2013. In January 2011, MA made a payment to the team effectively reducing the Company’s guaranty exposure to $3.8 million. While it is possible that some obligation under this guarantee may occur in the future, the amount it will ultimately pay cannot be estimated at this time. In any event, the Company does not believe that the ultimate financial outcome will have a material impact on its financial position or results of operations.
The Company’s investment in MA was previously reduced to zero and it did not recognize any net income or loss from operations of MA during the three months ended February 28, 2010 or 2011.
5. Goodwill and Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of the major classes of intangible assets relating to the Motorsports Event segment are as follows (in thousands):

	November 30, 2010
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$7	$3

Total amortized intangible assets	10	7	3
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793

Total non-amortized intangible assets	178,606	—	178,606

Total intangible assets	$178,616	$7	$178,609

	February 28, 2011
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$7	$3

Total amortized intangible assets	10	7	3
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793

Total non-amortized intangible assets	178,606	—	178,606

Total intangible assets	$178,616	$7	$178,609

The following table presents current and expected amortization expense of the existing intangible assets as of February 28, 2011 for each of the following periods (in thousands):

Amortization expense for the three months ended February 28, 2011	$0
Estimated amortization expense for the year ending November 30:
2011	1
2012	1
2013	1
There were no changes in the carrying value of goodwill during the three months ended February 28, 2011.
6. Long-Term Debt
Long-term debt consists of the following (in thousands):

	November 30,	February 28,
	2010	2011

5.4 percent Senior Notes	$87,018	$87,020
4.6 percent Senior Notes	—	65,000
4.8 percent Revenue Bonds	1,541	1,472
6.8 percent Revenue Bonds	1,180	1,180
6.3 percent Term Loan	50,994	50,913
TIF bond debt service funding commitment	63,557	63,575
Revolving Credit Facility	102,000	50,000

	306,290	319,160
Less: current portion	3,216	33,224

	$303,074	$285,936

The Company has registered senior notes (the “5.4 percent Senior Notes”) which bear interest at 5.4 percent and are due April 2014, which require semi-annual interest payments on April 15 and October 15 through their maturity. The 5.4 percent Senior Notes may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company’s wholly owned domestic subsidiaries are guarantors of the 5.4 percent Senior Notes. The 5.4 percent Senior Notes also contain various restrictive covenants. At February 28, 2011, outstanding unsecured 5.4 percent Senior Notes totaled approximately $87.0 million, net of unamortized discounts.
In June 2008, the Company entered into an interest rate swap agreement to effectively lock in a substantial portion of the interest rate exposure on approximately $150.0 million notional amount in anticipation of refinancing the $150.0 million of senior notes that matured in April 2009. This interest rate swap was designated and qualified as a cash flow hedge under ASC 815, “Accounting for Derivatives and Hedging.” As a result of the uncertainty with the U.S. credit markets, in February 2009, the Company amended and re-designated its interest rate swap agreement as a cash flow hedge with an expiration in February 2011. During fiscal 2010, based on its current financial position and reduction in the anticipated debt issuance from $150.0 million to $65.0 million, the Company discontinued this cash flow hedge and settled the related liability. As a result of these transactions the Company recognized expense associated with this interest rate swap of approximately $1.3 million, which is recorded as interest rate swap expense on the consolidated statement of operations, for the period ended February 28, 2010. At February 28, 2011 the Company has approximately $6.4 million, net of tax, deferred in other comprehensive loss associated with this interest rate swap which is being amortized as interest expense over life of the private placement completed in January 2011 (see below). The Company expects to recognize approximately $1.1 million of this balance during the next 12 months in the consolidated statement of operations.
In January 2011 the Company completed an offering of approximately $65.0 million principal amount of senior unsecured notes in a private placement (“4.6 percent Senior Notes”). These notes, which bear interest at 4.6 percent and are due January 2021, require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.6 percent Senior Notes may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company’s wholly owned domestic subsidiaries are guarantors of the 4.6 percent Senior Notes. The 4.6 percent Senior Notes also contain various restrictive covenants. The deferred financing fees, along with the aforementioned deferred interest rate swap balance included in other comprehensive loss, are treated as additional interest expense and are being amortized over the life of the 4.6 percent Senior Notes, on a straight-line method, which approximates the effective yield method. At February 28, 2011, outstanding principal on the 4.6 percent Senior Notes was approximately $65.0 million.
Debt associated with the Company’s wholly owned subsidiary, Raceway Associates, LLC, which owns and operates Chicagoland Speedway and Route 66 Raceway, consists of the following:
•	Revenue bonds payable (“4.8 percent Revenue Bonds”) consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.8 percent Revenue Bonds have an interest rate of 4.8 percent and a monthly payment of $29,000 principal and interest. At February 28, 2011, outstanding principal on the 4.8 percent Revenue Bonds was approximately $1.5 million.

•	Revenue bonds payable (“6.8 percent Revenue Bonds”) that are special service area revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 6.8 percent Revenue Bonds are billed and paid as a special assessment on real estate taxes. Interest payments are due on a semi-annual basis at 6.8 percent with principal payments due annually. Final maturity of the 6.8 percent Revenue Bonds is January 2012. At February 28, 2011, outstanding principal on the 6.8 percent Revenue Bonds was approximately $1.2 million.
The term loan (“6.3 percent Term Loan”), in connection with the construction of the Company’s International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.3 percent, and a current monthly payment of approximately $292,000. At February 28, 2011, the outstanding principal on the 6.3 percent Term Loan was approximately $50.9 million.
At February 28, 2011, outstanding taxable special obligation revenue (“TIF”) bonds, in connection with the financing of construction of Kansas Speedway, totaled approximately $63.6 million, net of the unamortized discount, which is comprised of a $15.9 million principal amount, 6.2 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
In November 2010, the Company entered into a $300.0 million revolving credit facility (“2010 Credit Facility”). The 2010 Credit Facility contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions. Upon execution of the 2010 Credit Facility, the Company terminated its then existing $300.0 million revolving credit facility. The 2010 Credit Facility is scheduled to mature in November 2015, and accrues interest at LIBOR plus 150.0 — 225.0 basis points, depending on the better of the Company’s debt rating as determined by specified rating agencies or the Company’s leverage ratio. The 2010 Credit Facility contains various restrictive covenants. At February 28, 2011, the Company had approximately $50.0 million outstanding under the 2010 Credit Facility. In March 2011, the Company repaid approximately $30.0 million of the amounts outstanding on the 2010 Credit Facility.
Total interest expense from continuing operations incurred by the Company was approximately $4.3 million and $3.8 million for the three months ended February 28, 2010 and 2011, respectively. Total interest capitalized for the three months ended February 28, 2010 and 2011 was approximately $0.3 million and $0.6 million, respectively.
Financing costs of approximately $5.1 million and $5.4 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2010 and February 28, 2011, respectively. These costs are being amortized on a straight-line method, which approximates the effective yield method, over the life of the related financing.
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
At February 28, 2011, the Company had money market funds totaling approximately $46.4 million which are included in cash and cash equivalents in its consolidated balance sheets. All inputs used to determine fair value are considered level 1 inputs.
Fair values of long-term debt are based on quoted market prices at the date of measurement. The Company’s credit facilities approximate fair value as they bear interest rates that approximate market. These inputs used to determine fair value are considered level 2 inputs. The fair value of the remaining long-term debt, as determined by quotes from financial institutions, was approximately $203.6 million compared to the carrying amount of approximately $204.3 million and approximately $262.1 million compared to the carrying amount of approximately $269.2 million at November 30, 2010 and February 28, 2011, respectively.
The Company had no level 3 inputs as of February 28, 2011.
8. Capital Stock
Stock Purchase Plan
The Company has a share repurchase program (“Stock Purchase Plan”) under which it is authorized to purchase up to $250.0 million of its outstanding Class A common shares. The timing and amount of any shares repurchased under the Stock Purchase Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plan may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates.
Since inception of the Stock Purchase Plan through February 28, 2011, the Company purchased 5,304,601 shares of its Class A common shares, for a total of approximately $223.2 million. Included in these totals are the purchases of 81,988 shares of its Class A common shares during the three months ended February 28, 2011, at an average cost of approximately $29.21 per share (including commissions), for a total of approximately $2.4 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At February 28, 2011, the Company has approximately $26.8 million remaining repurchase authority under the current Stock Purchase Plan.
9. Income Taxes
As of February 28, 2011, in accordance with ASC 740, “Income Taxes,” the Company has a total liability of approximately $6.8 million for uncertain tax positions, inclusive of tax, interest, and penalties. Of this amount, approximately $5.2 million represents income tax liability for uncertain tax positions related to various federal and state income tax matters. If the accrued liability was de-recognized, approximately $3.4 million of taxes would impact the Company’s consolidated statement of operations as a reduction to its effective tax rate. Included in the balance sheet at February 28, 2011 are approximately $1.8 million of items of which, under existing tax laws, the ultimate deductibility is certain but for which the timing of the deduction is uncertain. Because of the impact of deferred income tax accounting, a deduction in a subsequent period would result in a deferred tax asset. Accordingly, upon de-recognition, the tax benefits associated with the reversal of these timing differences would have no impact, except for related interest and penalties, on the Company’s effective income tax rate.
The Company recognizes interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. As of February 28, 2011, the total amounts for accrued interest and penalties were approximately $1.5 million and approximately $0.1 million, respectively. If the accrued interest and penalties were de-recognized, approximately $1.0 million would impact the Company’s consolidated statement of operations as a reduction to its effective tax rate.
The Company continues to pursue settlements with the appropriate state tax authorities related to certain state tax issues, as well as in connection with our recently settled examination with the Internal Revenue Service, and on similar terms. The Company expects to pay between $3.0 million and $3.5 million in total to finalize all pending settlements with various states within the next 3 to 12 months. The Company believes that it has provided adequate reserves related to these various state matters including interest charges through February 28, 2011, and, as a result, does not expect that such an outcome would have a material adverse effect on results of operations.
The de-recognition of potential interest and penalties associated with certain state settlements as well as certain state credits accrued are the principal causes of the decreased effective income tax rate for the three months ended February 28, 2010. As a result of these items, the Company’s effective income tax rate decreased from the statutory income rate to approximately 23.1 percent for the three months ended February 28, 2010.
10. Related Party Disclosures and Transactions
All of the racing events that take place during the Company’s fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association, the American Motorcyclist Association, the Automobile Racing Club of America, the American Sportbike Racing Association — Championship Cup Series, the Federation Internationale de L’Automobile, the Federation Internationale Motocycliste, Grand American Road Racing Association, Historic Sportscar Racing, IZOD IndyCar Series, National Association for Stock Car Auto Racing (“NASCAR”), National Hot Rod Association, the Porsche Club of America, the Sports Car Club of America, the Sportscar Vintage Racing Association, the United States Auto Club and the World Karting Association. NASCAR, which sanctions many of the Company’s principal racing events, is a member of the France Family Group which controls in excess of 70.3 percent of the combined voting power of the outstanding stock of the Company, and some members of which serve as directors and officers of the Company. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR and its subsidiaries from continuing operations for disbursement to competitors, which are exclusive of NASCAR and its subsidiaries sanction fees, totaled approximately $29.1 million and $27.7 million for the three months ended February 28, 2010 and 2011, respectively.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire NASCAR Sprint Cup, Nationwide and Camping World Truck series schedules. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR Sprint Cup, Nationwide, and Camping World Truck series event. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Sprint Cup, Nationwide or Camping World Truck series event as a component of its sanction fees and remits the remaining 90.0 percent to the event promoter. The event promoter pays 25.0 percent of the gross broadcast rights fees allocated to the event as part of the previously discussed prize money paid to NASCAR for disbursement to competitors. The Company’s television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events conducted at its wholly-owned facilities, and recorded as part of motorsports related revenue, were approximately $65.1 million and $64.9 million for the three months ended February 28, 2010 and 2011, respectively.
11. Commitments and Contingencies
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal and any required premium and interest on the 2002 STAR Bonds. At February 28, 2011, the Unified Government had approximately $2.6 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling $4.0 million at February 28, 2011. At February 28, 2011, there were no amounts drawn on the standby letters of credit.

Current Litigation
The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation will have a material adverse effect on the Company’s financial condition or results of operations.
12. Segment Reporting
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at prices comparable to unaffiliated customers. The following tables provide segment reporting of the Company for the three months ended February 28, 2010 and 2011 (in thousands):

	Three Months Ended February 28, 2010
	Motorsports	All
	Event	Other	Total

Revenues	$145,559	$6,947	$152,506
Depreciation and amortization	16,235	2,124	18,359
Operating income	40,921	(1,169)	39,752
Capital expenditures	9,883	14,017	23,900
Total assets	1,695,701	296,242	1,991,943
Equity investments	—	27,096	27,096

	Three Months Ended February 28, 2011
	Motorsports	All
	Event	Other	Total

Revenues	$144,379	$5,458	$149,837
Depreciation and amortization	17,348	1,798	19,146
Operating income	40,749	(1,394)	39,355
Capital expenditures	8,879	2,820	11,699
Total assets	1,692,485	274,143	1,966,628
Equity investments	—	43,774	43,774
Intersegment revenues were approximately $0.5 million and $1.2 million for the three months ended February 28, 2010 and 2011, respectively.
13. Condensed Consolidating Financial Statements
In connection with the 5.4 percent Senior Notes, the Company is required to provide condensed consolidating financial information for its subsidiary guarantors. Certain of the Company’s wholly-owned domestic subsidiaries have, jointly and severally, fully and unconditionally guaranteed, to each holder of 5.4 percent Senior Notes and the trustee under the Indenture for the 5.4 percent Senior Notes, the full and prompt performance of the Company’s obligations under the indenture and the 5.4 percent Senior Notes, including the payment of principal (or premium, if any) and interest on the 5.4 percent Senior Notes, on an equal and ratable basis.
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

In the absence of both default and notice, there are no restrictions imposed by the Company’s 2010 Credit Facility, 5.4 percent Senior Notes, or guarantees on the Company’s ability to obtain funds from its subsidiaries by dividend or loan. The Company has not presented separate financial statements for each of the guarantors, because it has deemed that such financial statements would not provide the investors with any material additional information.
Included in the tables below, are condensed consolidating balance sheets as of November 30, 2010 and February 28, 2011, condensed consolidating statements of operations for the three months ended February 28, 2010 and 2011, and condensed consolidating statements of cash flows for the three months ended February 28, 2010 and 2011, of: (a) the Parent; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate Parent with guarantor and non-guarantor subsidiaries; and (e) the Company on a consolidated basis (in thousands).

	Condensed Consolidating Balance Sheet at November 30, 2010
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets	$68,252	$72,696	$19,309	$(10,251)	$150,006
Property and equipment, net	33,728	1,032,695	310,328	—	1,376,751
Advances to and investments in subsidiaries	2,095,234	660,368	43,722	(2,799,324)	—
Other assets	4,702	301,223	46,067	—	351,992

Total Assets	$2,201,916	$2,066,982	$419,426	$(2,809,575)	$1,878,749

Current liabilities	$(10,058)	$71,278	$17,211	$13,308	$91,739
Long-term debt	893,108	271,002	213,911	(1,074,947)	303,074
Deferred income taxes	27,018	234,742	17,881	—	279,641
Other liabilities	2,131	12,825	2,162	—	17,118
Total shareholders’ equity	1,289,717	1,477,135	168,261	(1,747,936)	1,187,177

Total Liabilities and Shareholders’ Equity	$2,201,916	$2,066,982	$419,426	$(2,809,575)	$1,878,749

	Condensed Consolidating Balance Sheet at February 28, 2011
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets	$105,512	$139,029	$17,113	$(15,129)	$246,525
Property and equipment, net	33,053	1,022,782	311,560	—	1,367,395
Advances to and investments in subsidiaries	2,094,734	476,847	43,788	(2,615,369)	—
Other assets	5,409	301,150	46,149	—	352,708

Total Assets	$2,238,708	$1,939,808	$418,610	$(2,630,498)	$1,966,628

Current liabilities	$42,563	$120,957	$20,269	$(17,055)	$166,734
Long-term debt	886,883	71,344	218,702	(890,993)	285,936
Deferred income taxes	37,140	234,742	17,895	—	289,777
Other liabilities	2,282	13,039	2,162	—	17,483
Total shareholders’ equity	1,269,840	1,499,726	159,582	(1,722,450)	1,206,698

Total Liabilities and Shareholders’ Equity	$2,238,708	$1,939,808	$418,610	$(2,630,498)	$1,966,628

	Condensed Consolidating Statement of Operations
	For The Three Months Ended February 28, 2010
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Total revenues	$688	$187,764	$5,544	$(41,970)	$152,026
Total expenses	7,813	133,342	13,089	(41,970)	112,274
Operating (loss) income	(7,125)	54,422	(7,545)	—	39,752
Interest and other (expense) income, net	(3,141)	2,015	(3,086)	(2,414)	(6,626)
(Loss) income from continuing operations	(10,819)	49,351	(10,631)	(2,414)	25,487
Net (loss) income	(10,819)	49,351	(10,678)	(2,414)	25,440

	Condensed Consolidating Statement of Operations
	For The Three Months Ended February 28, 2011
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Total revenues	$772	$183,998	$5,290	$(41,375)	$148,685
Total expenses	6,325	132,352	12,028	(41,375)	109,330
Operating (loss) income	(5,553)	51,646	(6,738)	—	39,355
Interest and other (expense) income, net	(6,431)	4,327	(1,938)	—	(4,042)
(Loss) income from continuing operations	(17,964)	48,075	(8,676)	—	21,435
Net (loss) income	(17,964)	48,075	(8,676)	—	21,435

	Condensed Consolidating Statement of Cash Flows
	For The Three Months Ended February 28, 2010
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(35,884)	$31,830	$12,349	$4,084	$12,379
Net cash provided by (used in) investing activities	32,902	(47,623)	(14,149)	(4,084)	(32,954)
Net cash used in financing activities	(5,279)	—	(255)	—	(5,534)

	Condensed Consolidating Statement of Cash Flows
	For The Three Months Ended February 28, 2011
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(11,324)	$56,702	$(120)	$(25,484)	$19,774
Net cash provided by (used in) investing activities	10,768	(48,472)	210	25,484	(12,010)
Net cash provided by (used in) financing activities	10,233	(149)	—	—	10,084

PART I. FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our revenues from marketing partnerships are paid in accordance with negotiated contracts, with the identities of partners and the terms of sponsorship changing from time to time. Some of our marketing partnership agreements are for multiple facilities and/or events and include multiple specified elements, such as tickets, hospitality chalets, suites, display space and signage for each included event. The allocation of such marketing partnership revenues between the multiple elements, events and facilities is based on relative selling price. The sponsorship revenue allocated to an event is recognized when the event is conducted.
Revenues and related costs from the sale of merchandise to retail customers, internet sales and direct sales to dealers are recognized at the time of sale.
Business Combinations. All business combinations are accounted for under the acquisition method. Whether net assets or common stock is acquired, fair values are determined and assigned to the purchased assets and assumed liabilities of the acquired entity. The excess of the cost of the acquisition over fair value of the net assets acquired (including recognized intangibles) is recorded as goodwill. Business combinations involving existing motorsports entertainment facilities commonly result in a significant portion of the purchase price being allocated to the fair value of the contract-based intangible asset associated with long-term relationships manifest in the sanction agreements with sanctioning bodies, such as NASCAR and Grand American Road Racing Association (“Grand American”) series. The continuity of sanction agreements with these bodies has historically enabled the facility operator to host motorsports events year after year. While individual sanction agreements may be of terms as short as one year, a significant portion of the purchase price in excess of the fair value of acquired tangible assets is commonly paid to acquire anticipated future cash flows from events promoted pursuant to these agreements which are expected to continue for the foreseeable future and therefore, in accordance with ASC 805-50, “Business Combinations,” are recorded as indefinite-lived intangible assets recognized apart from goodwill.
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

As of February 28, 2011, goodwill and other intangible assets and property and equipment accounts for approximately $1,664.8 million, or 84.7 percent of our total assets. We account for our goodwill and other intangible assets in accordance with ASC 350, “Intangibles — Goodwill and Other”, and for our long-lived assets in accordance with ASC 360, “Property, Plant, and Equipment.”
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
In connection with our fiscal 2010 assessment of goodwill and intangible assets for possible impairment we used the methodology described above. We believe our methods used to determine fair value and evaluate possible impairment were appropriate, relevant, and represent methods customarily available and used for such purposes. Our latest annual assessment of goodwill and other intangible assets in the fourth quarter of fiscal 2010 indicated there had been no impairment and the fair value substantially exceeded the carrying value for the respective reporting units, except for one reporting unit that was recently acquired. The estimated fair value for this one reporting unit, which has goodwill of less than $20.0 million, exceeded the carrying value by less than 5 percent as determined using our internal discounted cash flow methodology. We believe recent comparable market transactions would support a substantially higher valuation. While we continue to review and analyze many factors that can impact our business prospects in the future (as further described in “Risk Factors”), our analysis is subjective and is based on conditions existing at, and trends leading up to, the time the estimates and assumptions are made. Different conditions or assumptions, or changes in cash flows or profitability, if significant, could have a material adverse effect on the outcome of the impairment evaluation and our future condition or results of operations. Despite the current adverse economic trends, particularly credit availability, the decline in consumer confidence and the rise in unemployment, which have recently contributed to the decrease in attendance related as well as corporate partner revenues for certain of our motorsports events during fiscal 2010, we believe there has been no significant change in the long-term fundamentals of our ongoing motorsports event business. We believe our present operational and cash flow outlook further support our conclusion.
In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments we exert significant influence on the investee but do not have effective control over the investee, which adds an additional element of risk that can adversely impact our financial position and results of operations. The carrying value of our equity investments was $43.8 million at February 28, 2011.
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
Equity and Other Investments
Hollywood Casino at Kansas Speedway
In December 2009, Kansas Entertainment, LLC, (“Kansas Entertainment”) a 50/50 joint venture of Penn Hollywood Kansas, Inc. (“Penn”), a subsidiary of Penn National Gaming, Inc. and Kansas Speedway Development Corporation (“KSDC”), a wholly owned subsidiary of ISC, was selected by the Kansas Lottery Gaming Facility Review Board to develop and operate a gaming facility in the Northeast Zone in Wyandotte County, Kansas. In February 2010, Kansas Entertainment received the final approval under the Kansas Expanded Lottery Act, along with its gaming license from the Kansas Racing and Gaming Commission. Construction of the Hollywood-themed and branded entertainment destination facility, overlooking turn two of Kansas Speedway, began in April 2010 with a planned opening in the first half of 2012.
The initial phase of this project, including certain changes to the scope and mix of gaming operations and amenities approved by the Kansas Lottery Commission in August 2010, features an 82,000 square foot casino with 2,000 slot machines and 52 table games (including 12 poker tables), a 1,253 space parking structure as well as a sports-themed bar, dining and entertainment options. Kansas Entertainment anticipates funding the initial phase of the development with equity contributions from each partner and potentially third party financing. KSDC and Penn will share equally in the cost of developing and constructing the facility. We currently estimate that our share of capitalized development costs for the project, excluding our contribution of land, will be approximately $155.0 million. Through February 28, 2011, we have funded approximately $39.3 million of these capitalized development costs to Kansas Entertainment and expect to fund the remaining amount through the opening of the casino in fiscal 2012. In addition, we expect to continue to incur certain other start up and related costs through opening, a number of which will be expensed through equity in net loss from equity investments. Penn is the managing member of Kansas Entertainment and is responsible for the development and operation of the casino.
We have accounted for Kansas Entertainment as an equity investment in our financial statements as of February 28, 2011. Our 50.0 percent portion of Kansas Entertainment’s net loss is approximately $1.1 million and $0.2 million, related to certain start up costs, and is included in equity in net loss from equity investments in our consolidated statements of operations for the three months ended February 28, 2010 and 2011, respectively.
Staten Island Property
In connection with our efforts to develop a major motorsports entertainment facility in the New York metropolitan area, our wholly owned indirect subsidiary, 380 Development, LLC (“380 Development”), purchased a total of 676 acres located in the New York City borough of Staten Island in early fiscal 2005 and began improvements including fill operations on the property. In December 2006, we announced our decision to discontinue pursuit of the speedway development on Staten Island.
In October 2009, we entered into, and subsequently amended, an agreement (“Agreement”) with KB Marine Holdings LLC (“KB Holdings”) under which KB Holdings would acquire 100 percent of the outstanding equity membership interests of 380 Development. Upon execution of the Agreement, ISC received a non-refundable $1.0 million payment. The most recent amendment reflected a total purchase price of approximately $88.0 million. We expected that the proceeds from the sale, net of applicable broker commissions and other closing costs would have resulted in an immaterial gain on the transaction upon closing.
On December 6, 2010, we announced the termination of the amended Agreement with KB Holdings for the sale of the interests in 380 Development. KB Holdings did not fulfill the terms of the amended Agreement to close the transaction on or before November 30, 2010. We are currently pursuing further discussions with KB Holdings as well as alternative buyers for the interests in 380 Development.
On March 30, 2011, the New York State Department of Environmental Conservation (“DEC”) published for public comment a series of documents, including an Engineering Work Plan, which will allow the property to be filled. Following the public comment period, the DEC may approve the Engineering Work Plan, as well as a Modified Order on Consent and other related documents. This step will allow the property to be filled and remaining environmental remediation to be completed, both of which are necessary precursors for commercial development of the property. We believe this is an important step in the development of the property and its potential to bring jobs and economic development to Staten Island. Currently we do not anticipate filling activities to commence until after we have sold our interest in 380 Development.

Motorsports Authentics
We are a partner with Speedway Motorsports, Inc. in a 50/50 joint venture, SMISC, LLC, which, through its wholly owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics (“MA”). MA designs, promotes, markets and distributes motorsports licensed merchandise.
We have a guaranty exposure, to one NASCAR team licensor which will be satisfied upon MA making certain payments to the team through January 2013. In January 2011, MA made a payment to the team effectively reducing our guaranty exposure to $3.8 million. While it is possible that some obligation under this guarantee may occur in the future, the amount we will ultimately pay cannot be estimated at this time. In any event, we do not believe that the ultimate financial outcome will have a material impact on our financial position or results of operations.
Our investment in MA was previously reduced to zero and we did not recognize any net income or loss from operations of MA during the three months ended February 28, 2010 or 2011.
Stock Purchase Plan
An important component of our capital allocation strategy is returning capital to shareholders. We have solid operating margins that generate substantial operating cash flow. Using these internally generated proceeds, we have returned a significant amount of capital to shareholders primarily through our share repurchase program.
We have a share repurchase program (“Stock Purchase Plan”) under which we are authorized to purchase up to $250.0 million of our outstanding Class A common shares. The timing and amount of any shares repurchased under the Stock Purchase Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plan may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates.
Since inception of the Stock Purchase Plan through February 28, 2011, we have purchased 5,304,601 shares of our Class A common shares, for a total of approximately $223.2 million. Included in these totals are the purchases of 81,988 shares of our Class A common shares during the quarter ended February 28, 2011, at an average cost of approximately 29.21 per share (including commissions), for a total of approximately $2.4 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At February 28, 2011, we have approximately $26.8 million remaining repurchase authority under the current Stock Purchase Plan.
Income Taxes
The de-recognition of potential interest and penalties associated with certain state settlements as well as certain state credits accrued are the principal causes of the decreased effective income tax rate for the three months ended February 28, 2010. As a result of these items, our effective income tax rate decreased from the statutory income rate to approximately 23.1 percent for the three months ended February 28, 2010.
Future Trends in Operating Results
Economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, credit availability, interest rates and taxation rates, may impact our ability to sell tickets to our events and to secure revenues from corporate marketing partnerships. We believe that adverse economic trends, particularly the sustained level of high unemployment and decreased consumer confidence significantly contributed to the level of attendance for certain of our motorsports entertainment events since the beginning of the current recession in 2008. We expect certain of these trends to persist through fiscal 2011, which may have an impact on our business, especially attendance-related and corporate partner revenues. Mitigating the potential decline in certain revenue categories, primarily attendance-related and corporate partner revenues, are cost containment initiatives already implemented. These initiatives have had and are expected to continue to have a positive impact on our financial position.
Admissions
An important component of our operating strategy has been our long-standing practice of focusing closely on supply and demand when evaluating ticket pricing and adjusting capacity at our facilities. By effectively managing ticket prices and seating capacity, we can stimulate ticket renewals and advance sales. Advance ticket sales result in earlier cash flow and reduce the potential negative impact of actual as well as forecasted inclement weather on ticket sales. With any ticketing program, we first examine our ticket pricing structure to ensure that prices are in line with market demand. When determined necessary, we will adjust ticket pricing on inventory.
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
During this period of sustained economic headwinds, we have experienced compressed sales cycles for our events as our customers are making ticket purchasing decisions closer to the event date. In 2009 and 2010, to address this and to be sensitive to the economic challenges that many of our fans face, we reduced pricing for our major events as well as unbundled a substantial number of tickets to better respond to consumer demand. For the 2011 season, we believe the ticket pricing initiatives implemented are on target with demand, providing attractive price points for all income levels.
In addition to changes to our ticket pricing structure, we are motivating our customers to renew early with various incentives as well as special access privileges. Adjusting seating capacity at our major motorsports facilities that host NASCAR Sprint Cup series events is another initiative to help regain a more normalized advance ticket sales trend. Last year, we reduced capacity by approximately 5.0 percent. The reduction of capacity, which includes providing improved seating for our fans, resulted in improving the overall guest experience. As we also want to cultivate the next generation motorsports fan, we expanded our youth initiatives to encourage families to attend.
Corporate Partnerships
With regard to corporate marketing partner relationships, we believe that our presence in key metropolitan statistical areas, impressive portfolio of major motorsports events and attractive fan demographics are beneficial and help to mitigate adverse economic trends as we continue to pursue renewal and expansion of existing marketing partnerships and establish new corporate relationships.
While the economic trends continue to impact corporate budgets and sales, we are experiencing increased levels of interest from corporate partners. We are also beginning to see pricing stabilization on our inventory of assets. During the first quarter of fiscal 2011 we announced a 10-year agreement with Hollywood Casino at Kansas Speedway to sponsor Kansas Speedway’s realigned fall NASCAR Sprint Cup series race. In addition, subsequent to the quarter, we announced a multi-year agreement with Royal Purple Synthetic Oil to serve as the title sponsor for the Auto Club’s NASCAR Nationwide series race. We expect, based on current interest and demand, to secure all of our 2011 NASCAR Sprint Cup and Nationwide series event entitlements. We continue to believe that revenues from our corporate marketing relationships will grow over the long term, contributing to strong earnings and cash flow stability and predictability.
Television Broadcast and Ancillary Media Rights
Domestic broadcast and ancillary media rights fees revenues are an important component of our revenue and earnings stream. Starting in 2007, NASCAR entered into combined eight-year agreements with FOX, ABC/ESPN, TNT and SPEED for the domestic broadcast and related rights for its three national touring series — Sprint Cup, Nationwide and Camping World Truck. The agreements total approximately $4.5 billion over the eight-year period from 2007 through 2014. This results in an approximate $560.0 million gross average annual rights fee for the industry, a more than 40.0 percent increase over the previous contract average of $400.0 million annually. The industry rights fees will be approximately $565.0 million for 2011. The industry rights fees will increase, on average, by approximately three percent per year through the 2014 season. The annual increase is expected to vary between two and four percent per year over the period.
FOX and TNT have been strong supporters of NASCAR racing since 2001, and both have played a major role in the sport’s climb in popularity. We have, and expect to continue to see, ongoing broadcast innovation in their coverage of NASCAR racing events. Also notable was the return of ESPN to the sport in 2007, which it helped build throughout the 1980s and 1990s. ESPN’s coverage and weekly ancillary NASCAR-related programming continues to promote the sport across various properties. Further, ESPN broadcasts substantially all of the ABC/ESPN inventory of NASCAR Sprint Cup and Nationwide series events, providing these series with the continuity and promotional support that we believe will allow them to flourish. ESPN has a subscriber base at approximately 100 million and, while less than the networks, it does have the ability to attract younger viewers as well as create more exposure for the sport. Also, cable broadcasters can support a higher investment through subscriber fees not available to traditional networks, which is a potential benefit when NASCAR negotiates the next consolidated domestic broadcast and ancillary media rights contract.
While the media landscape continues to evolve, we believe NASCAR’s position in the sports and entertainment industry remains strong. It is expected that ratings will fluctuate year to year. For the 2011 NASCAR season to date, television ratings for the NASCAR Sprint Cup series have increased year over year to an average of 8.2 million households and 12.4 million viewers as reported by the Nielsen Company. The NASCAR Sprint Cup series events remains the second highest-rated regular season sport on television and is the number two sport among all key demographic groups, trailing only the NFL. In addition, the NASCAR Nationwide series is the second-highest rated motorsports series on television and the NASCAR Camping World Truck series is the third-highest rated motorsports series on cable television.
These long-term contracts give significant cash flow visibility to us, race teams and NASCAR over the contract period. Television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events conducted at our wholly owned facilities under these agreements, and recorded as part of motorsports related revenue, were approximately $65.1 million and $64.9 million for three months ended February 28, 2010 and 2011, respectively. Operating income generated by these media rights were approximately $47.6 million the three months ended February 28, 2010 and 2011, respectively.
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
Sanctioning Bodies
Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction events at our facilities, particularly with NASCAR, whose sanctioned events at our wholly owned facilities accounted for approximately 89.8 percent of our revenues in fiscal 2010. NASCAR continues to entertain and discuss proposals from track operators regarding potential realignment of NASCAR Sprint Cup Series dates to more geographically diverse and potentially more desirable markets where there may be greater demand, resulting in an opportunity for increased revenues to the track operators. NASCAR has recently approved our request for realignment and beginning in 2011, Kansas will now host two NASCAR Sprint Cup Series weekends. We believe that realignments have provided, and will continue to provide, incremental net positive revenue and earnings as well as further enhance the sport’s exposure in highly desirable markets, which we believe benefits the sport’s fans, teams, sponsors and television broadcast partners as well as promoters.
Capital Improvements
Since we compete with newer entertainment venues for patrons and sponsors, we will continue to evaluate opportunities to enhance our facilities, thereby producing additional revenue opportunities and improving the event experience for our guests. Major examples of these efforts include:
     Fiscal 2009
•	Darlington Raceway restroom additions;

•	New PA system and facility signage at Michigan International Speedway (“Michigan”);

•	To further enhance our guest experience, we built a new tram stop at Daytona International Speedway (“Daytona”); and, replaced the seats in the lower grandstands at Talladega Superspeedway (“Talladega”); and

•	We have constructed a new leader board at Homestead-Miami Speedway, which is the future prototype for other tracks.
     Fiscal 2010
•	We constructed a new media center at Michigan as part of the terrace suite redevelopment project which we believe has increased appeal to media content providers, sports journalists, racing team owners and drivers and others involved in the motorsports industry;

•	To further enhance our guest experience, we reconfigured tram and pedestrian routes at Richmond International Raceway (“Richmond”);

•	We made further grandstand enhancements at Michigan to provide wider seats, seatbacks and more leg room for fans;

•	We completed our repaving project at Daytona. In addition, we made frontstretch fan improvements and superstretch hospitality improvements at Daytona which included the addition of the Superstretch Fan Zone and improved tram infrastructure, and we constructed a new 1/4 mile Flat Track facility which hosted successful AMA motorcycle events;

•	We completed a major seat enhancement project at Talladega by installing new wider stadium style seats and increased leg room; and

•	We have constructed a new state-of-the-art LED leader board and video screens at Richmond.

     Fiscal 2011
•	We have begun repaving including slight configuration changes to the track at Phoenix International Raceway (“Phoenix”);

•	We are repaving Michigan and expanding a pedestrian tunnel for improved fan access to the infield fan areas;

•	We are making grandstand seating enhancements and infield improvements at Watkins Glen International (“Watkins Glen”);

•	We are installing track lighting as well as making track enhancements at Kansas Speedway (“Kansas”);

•	We are adding new campground shower house facilities at Talladega; and

•	We are adding new and enhanced restroom and concession facilities at Martinsville Speedway (“Martinsville”) and Chicagoland Speedway.
We anticipate modest capital spending on other projects for maintenance, safety and regulatory requirements, as well as for preserving the guest experience at our events to enable us to effectively compete with other sports venues for consumer and corporate spending.
Growth Strategies
Our growth strategies also include exploring ways to grow our businesses through acquisitions and external developments that offer attractive financial returns. This has been demonstrated through our joint venture to develop and operate a Hollywood-themed and branded entertainment destination facility overlooking turn two of Kansas Speedway (see “Kansas Hotel and Casino Development”).
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
Seasonality and Quarterly Results
We derive most of our income from a limited number of NASCAR-sanctioned races. As a result, our business has been, and is expected to remain, highly seasonal based on the timing of major racing events. For example, in prior years, one of our NASCAR Sprint Cup races was traditionally held on the Sunday preceding Labor Day. Accordingly, the revenues and expenses for that race and/or the related supporting events may be recognized in either the fiscal quarter ending August 31 or the fiscal quarter ending November 30.
Future schedule changes as determined by NASCAR or other sanctioning bodies, as well as our request for event realignment or the acquisition of additional, or divestiture of existing, motorsports facilities could impact the timing of our major events in comparison to prior or future periods.
Because of the seasonal concentration of racing events, the results of operations for the three month periods ended February 28, 2010 and 2011 are not indicative of the results to be expected for the year.
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
The adjustments for 2010 relate to the Hollywood Casino at Kansas Speedway — equity in net loss from equity investment, impairments of certain other long-lived assets, interest rate swap expense and de-recognition of interest and penalties related to the previously discussed state tax settlements.
The adjustments for 2011 relate to the Hollywood Casino at Kansas Speedway — equity in net loss from equity investment and impairments of certain other long-lived assets.

	Three Months Ended
	February 28,	February 28,
	2010	2011
	(Unaudited)
	(in thousands, except per share data)
Net income	$25,440	$21,435
Net loss from discontinued operations	47	—

Income from continuing operations	25,487	21,435
Equity in net loss from equity investments, net of tax	642	137

Consolidated income from continuing operations excluding equity in net loss from equity investments	26,129	21,572
Adjustments, net of tax:
Impairment of long-lived assets	134	1,743
Interest rate swap expense	762	—
State tax settlements	(5,419)	—

Non-GAAP net income	$21,606	$23,315

Per share data:
Diluted earnings per share	$0.53	$0.45
Net loss from discontinued operations	0.00	—

Income from continuing operations	0.53	0.45
Equity in net loss from equity investments, net of tax	0.01	0.00

Consolidated income from continuing operations excluding equity in net loss from equity investments	0.54	0.45
Adjustments, net of tax:
Impairment of long-lived assets	0.00	0.04
Interest rate swap expense	0.02	—
State tax settlements	(0.11)	—

Non-GAAP diluted earnings per share	$0.45	$0.49

Comparison of the Results for the Three Months Ended February 28, 2011 to the Results for the Three Months Ended February 28, 2010.
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended
	February 28,	February 28,
	2010	2011
	(Unaudited)
Revenues:
Admissions, net	25.3%	24.3%
Motorsports related	64.8	65.9
Food, beverage and merchandise	8.2	8.1
Other	1.7	1.7

Total revenues	100.0	100.0
Expenses:
Direct:
Prize and point fund monies and NASCAR sanction fees	21.6	21.5
Motorsports related	18.3	16.4
Food, beverage and merchandise	5.6	5.9
General and administrative	16.2	14.9
Depreciation and amortization	12.1	12.9
Impairment on long-lived assets	0.1	1.9

Total expenses	73.9	73.5

Operating income	26.1	26.5
Interest income	0.0	0.0
Interest expense	(2.9)	(2.6)
Interest rate swap expense	(0.8)	—
Equity in net loss from equity investments	(0.7)	(0.2)
Other income	0.0	0.0

Income from continuing operations before income taxes	21.7	23.7
Income taxes	5.0	9.3

Income from continuing operations	16.7	14.4
Loss from discontinued operations	0.0	—

Net income	16.7%	14.4%

Comparability of results for the three months ended February 28, 2011 to the three months ended February 28, 2010 was impacted by the following:
•	The spring NASCAR Sprint Cup and Nationwide events held at Auto Club Speedway of Southern California (“California”) in fiscal 2010 were realigned to Kansas and Chicagoland Speedway, respectively, and will be held in the third quarter of fiscal 2011;

•	The spring NASCAR Sprint Cup and Nationwide series events at Phoenix were held in the first quarter of fiscal 2011. The corresponding events were held in the second quarter of fiscal 2010. In addition, Phoenix held a NASCAR Camping World Truck Series event in the first quarter of fiscal 2011 for which there was no comparable event in fiscal 2010;

•	In the first quarter of fiscal 2011, we recognized non-cash impairments of long-lived assets totaling approximately $2.9 million, or $0.04 per diluted share, primarily attributable to the removal of certain assets in connection with the repaving of the track and grandstand enhancements at Phoenix as well as grandstand enhancements at Kansas.

•	During the first quarter of fiscal 2010, we recognized approximately $1.3 million, or $0.02 per diluted share, in expense related to an interest rate swap . In fiscal 2011, the remaining deferred interest rate swap balance is included in other comprehensive loss and is being amortized as interest expense over the ten year term of private placement senior notes issued in January 2011 (see “Future Liquidity”); and

•	During the first quarter of fiscal 2010, we had favorable tax settlements with certain states, where we de-recognized potential interest and penalties totaling approximately $5.4 million or $0.11 per diluted share. This de-recognition of interest and penalties was recorded in the income tax expense in our consolidated statement of operations. There was no comparable activity related to these settlements in the same period of the current year.
Admissions revenue decreased approximately $2.5 million, or 6.4 percent, during the three months ended February 28, 2011, as compared to the same period of the prior year. The decrease for the three month period is substantially attributable to the previously mentioned realignment of events impacting the California and Phoenix race calendars. Also contributing to the change was the decrease in the weighted average ticket price for certain events due to the aforementioned pricing initiatives. Partially offsetting these decreases were increased attendance at certain events held during Speedweeks at Daytona.
Motorsports related revenue decreased approximately $0.6 million, or 0.6 percent, during the three months ended February 28, 2011, as compared to the same period of the prior year. The decrease for the three month period is substantially attributable to the previously mentioned event realignments. Partially offsetting the decrease were increases in television broadcast, ancillary rights, sponsorship, suite and hospitality revenue for certain events held during Speedweeks at Daytona.
Food, beverage and merchandise revenue decreased approximately $0.3 million, or 2.8 percent, during the three months ended February 28, 2011, as compared to the same period of the prior year. The decrease is attributable to slightly lower catering revenue and vendor rights fees during certain events held during Speedweeks at Daytona and certain other non-event related merchandise sales.
Prize and point fund monies and NASCAR sanction fees decreased approximately $1.0 million, or 2.9 percent, during the three months ended February 28, 2011, as compared to the same period of the prior year. The decrease for the three month period is substantially attributable to the previously mentioned event realignments. To a lesser extent, reductions in certain prize and point fund monies paid for the events held during Speedweeks at Daytona also contributed to the decrease. Partially offsetting these decreases were increases in television broadcast rights fees for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events held during Speedweeks at Daytona during the period as standard NASCAR sanctioning agreements require a specific percentage of television broadcast rights fees to be paid to competitors.
Motorsports related expenses decreased by approximately $3.3 million, or 11.8 percent, during the three months ended February 28, 2011, as compared to the same period of the prior year. The decrease for the three month period is primarily attributable to cost containment, focused to enhance margin without negatively impacting our guest experience, as well as the previously mentioned event realignments. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue decreased to 18.3 percent for the three months ended February 28, 2011, as compared to 20.2 percent for the same period in the prior year. The margin increase is primarily due to the previously discussed timing of events held and focused cost containment during the three month period.
Food, beverage and merchandise expense increased approximately $0.3 million, or 3.2 percent, during the three months ended February 28, 2011, as compared to the same period of the prior year. The increase for the three month period is primarily attributable to certain costs associated with catering and concessions during Speedweeks events at Daytona intended to enhance the guest experience for both the consumer and corporate customers. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue increased to approximately 72.7 percent for the three months ended February 28, 2011, as compared to 68.5 percent for the same period in the prior year. This decreased margin is attributable to the enhanced catering and concession presentation as well as certain lower margin wholesale transactions during the quarter.
General and administrative expenses decreased approximately $2.4 million, or 9.8 percent, during the three months ended February 28, 2011, as compared to the same period of the prior year. Decreases in personnel related and various other costs driven by cost containment initiatives contributed significantly to the decrease. General and administrative expenses as a percentage of total revenues decreased to approximately 14.9 percent for the three months ended February 28, 2011, as compared to 16.1 percent for the same period in the prior year. The increased margin during the three month period is primarily due to the previously discussed cost containment initiatives.
Depreciation and amortization expense increased approximately $0.8 million, or 4.3 percent, during the three months ended February 28, 2011 as compared to the same period of the prior year. The increase was attributable to capital expenditures for our ongoing facility enhancements and related initiatives.
The impairment of long-lived assets of approximately $2.9 million is primarily attributable to the ongoing removal of certain assets in connection with the repaving of the track and the grandstand enhancements at Phoenix and the grandstand enhancements at Kansas.
Interest income during the three months ended February 28, 2011 was comparable to the same period of the prior year.
Interest expense decreased by approximately $0.5 million, or 11.5 percent, during the three months ended February 28, 2011, as compared to the same period of the prior year. The decrease is primarily due to the partial tender of senior notes due 2014 in the fourth quarter of fiscal 2010 and increased capitalized interest during the current period. Partially offsetting these decreases was interest on the private placement issued in January 2011 and higher interest rates and fees on our new credit facility as compared to the same period in the prior year.
Interest rate swap expense during the three months ended February 28, 2010, totaled approximately $1.3 million, representing the expense on the interest rate swap during the quarter and prior to the issuance of the related private placement in January 2011 (see “Future Liquidity — Long-Term Obligations and Commitments”).
Equity in net loss from equity investments represents our 50.0 percent equity investment in Hollywood Casino at Kansas Speedway during the three months ended February 28, 2010 and 2011, respectively (see “Equity and Other Investments”).
Our effective income tax rate was approximately 39.3 percent for the three months ended February 28, 2011, as compared to 23.1 percent for the same respective period of the prior year (see “Income Taxes”).
As a result of the foregoing, net income decreased approximately $4.0 million, or $0.08 per diluted share, to approximately $21.4 million, or $0.45 per diluted share, during the three months ended February 28, 2011, as compared to the same period of the prior year.
Liquidity and Capital Resources
General
We have historically generated sufficient cash flow from operations to fund our working capital needs, capital expenditures at existing facilities, and return of capital through payments of an annual cash dividend and repurchase of our shares under our Stock Purchase Plan. In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance of long-term debt, borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects. At February 28, 2011, we had cash and cash equivalents totaling approximately $102.0 million, $152.0 million principal amount of senior notes outstanding, $50.0 million in borrowings on our $300.0 million revolving credit facility, a debt service funding commitment of approximately $63.6 million principal amount related to the taxable special obligation revenue (“TIF”) bonds issued by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”), $50.9 million principal term loan related to our headquarters office building (the International Motorsports Center, or “IMC”); and $2.7 million principal amount of other third party debt. At February 28, 2011, we had working capital of $79.8 million, primarily driven by $102.0 million of cash. At November 30, 2010, we had working capital of $58.3 million, which was anchored by $84.2 million of cash.
Our liquidity is primarily generated from our ongoing motorsports operations, and we expect our strong operating cash flow to continue in the future. In addition, as of February 28, 2011, we have approximately $246.0 million available to draw upon under our recently negotiated 5-year, $300.0 million revolving credit facility, if needed. In March 2011, we repaid approximately $30.0 million of the amounts outstanding on our credit facility. See “Future Liquidity” for additional disclosures relating to our credit facility and certain risks that may affect our near term operating results and liquidity.
As it relates to capital allocation, our top priority is capital expenditure for fan and competitor safety as well as regulatory compliance. In addition, we remain focused on driving incremental earnings by improving the fan experience with certain upgrades to our facilities to increase ticket sales. We will also focus on maintaining modest debt levels.

Beyond that, we are also making investments in strategic projects that complement our core business and provide value for our shareholders. Those options include acquisitions; new market development; ancillary real estate development; and return of capital to shareholders through share repurchases and dividends. For fiscal 2011, we anticipate approximately $30.0 million of open market share repurchases and $8.6 million in annual dividends.
During the three months ended February 28, 2011, our significant cash flows items include the following:
•	net cash provided by operating activities totaling approximately $19.8 million;

•	capital expenditures totaling approximately $11.7 million;

•	payments under the credit facility totaling approximately $52.0 million;

•	proceeds of long-term debt totaling approximately $65.0 million; and

•	reacquisition of previously issued common stock totaling approximately $2.4 million.
Capital Expenditures
For the three months ended February 28, 2011, we spent approximately $11.7 million on capital expenditures, which includes $9.6 million for projects at our existing facilities related to construction of grandstand seating enhancements at Watkins Glen, Kansas and Talladega; designing and engineering of grandstand seating enhancements and repaving at Daytona and Phoenix; and a variety of other improvements and renovations. The remaining balance is associated with additional capitalized spending for the Staten Island property. We spent approximately $23.9 million for the three months ended February 28, 2010, which included $10.4 million for projects at our existing facilities. For the remaining $13.5 million of spending, approximately $5.5 million is related to the International Motorsports Center building which was funded from long-term restricted cash. The remaining balance was associated with additional capitalized spending for the Staten Island property and land purchases.
At February 28, 2011, we have approximately $52.9 million in capital projects currently approved for our existing facilities. These projects include completion of track repaving at Phoenix, grandstand seating enhancements and infield improvements at Michigan and Martinsville; grandstand seating enhancements at Watkins Glen; improvements at various facilities for expansion of parking, camping capacity and other uses; and a variety of other improvements and renovations to our facilities that enable us to effectively compete with other sports venues for consumer and corporate spending.
As a result of these currently approved projects and anticipated additional approvals in fiscal 2011, we expect our total fiscal 2011 capital expenditures at our existing facilities will be approximately $65.0 million to $75.0 million depending on the timing of certain projects.
We review the capital expenditure program periodically and modify it as required to meet current business needs.
Future Liquidity
General
As discussed in “Future Trends in Operating Results,” economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, credit availability, interest rates and taxation rates, may impact our ability to sell tickets to our events and to secure revenues from corporate marketing partnerships. We believe that adverse economic trends, particularly the sustained level of high unemployment and decreased consumer confidence significantly contributed to the level of attendance for certain of our motorsports entertainment events since the beginning of the current recession in 2008. We expect certain of these trends to persist through fiscal 2011, which may have an impact on our business, especially attendance-related and corporate partner revenues. This may negatively impact year-over-year comparability for most all of our revenue categories for the full year, with the exception of domestic broadcast and ancillary media rights fees.
Our cash flow from operations consists primarily of ticket, hospitality, merchandise, catering and concession sales and contracted revenues arising from television broadcast rights and marketing partnerships. Despite current economic conditions, we believe that cash flows from operations, along with existing cash, cash equivalents and available borrowings under our credit facility, will be sufficient to fund:

•	operations and approved capital projects at existing facilities for the foreseeable future;

•	payments required in connection with the funding of the Unified Government’s debt service requirements related to the TIF bonds;

•	payments related to our existing debt service commitments;

•	equity contributions in connection with the Hollywood Casino at Kansas Speedway development;

•	any potential payments associated with our keepwell agreements; and

•	payments for our annual dividend and share repurchases under our Stock Purchase Plan.
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
Long-Term Obligations and Commitments
We have registered senior notes (the “5.4 percent Senior Notes”) which bear interest at 5.4 percent and are due April 2014, which require semi-annual interest payments on April 15 and October 15 through their maturity. The 5.4 percent Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Certain of our wholly owned domestic subsidiaries are guarantors of the 5.4 percent Senior Notes. The 5.4 percent Senior Notes also contain various restrictive covenants. At February 28, 2011, outstanding unsecured 5.4 percent Senior Notes totaled approximately $87.0 million, net of unamortized discounts.
In January 2011 we completed an offering of approximately $65.0 million principal amount of senior unsecured notes in a private placement (“4.6 percent Senior Notes”). These notes, which bear interest at 4.6 percent and are due January 2021, require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.6 percent Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Certain of our wholly owned domestic subsidiaries are guarantors of the 4.6 percent Senior Notes. The 4.6 percent Senior Notes also contain various restrictive covenants. The deferred financing fees, along with the deferred interest rate swap balance included in other comprehensive loss, are treated as additional interest expense and are being amortized over the life of the 4.6 percent Senior Notes. At February 28, 2011, outstanding principal on the 4.6 percent Senior Notes was approximately $65.0 million.
Debt associated with our wholly owned subsidiary, Raceway Associates, LLC, which owns and operates Chicagoland Speedway and Route 66 Raceway, consists of the following:
•	Revenue bonds payable (“4.8 percent Revenue Bonds”) consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.8 percent Revenue Bonds have an interest rate of 4.8 percent and a monthly payment of $29,000 principal and interest. At February 28, 2011, outstanding principal on the 4.8 percent Revenue Bonds was approximately $1.5 million.

•	Revenue bonds payable (“6.8 percent Revenue Bonds”) that are special service area revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 6.8 percent Revenue Bonds are billed and paid as a special assessment on real estate taxes. Interest payments are due on a semi-annual basis at 6.8 percent with principal payments due annually. Final maturity of the 6.8 percent Revenue Bonds is January 2012. At February 28, 2011, outstanding principal on the 6.8 percent Revenue Bonds was approximately $1.2 million.

The term loan (“6.3 percent Term Loan”), in connection with the construction of the International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.3 percent, and a current monthly payment of approximately $292,000. At February 28, 2011, the outstanding principal on the 6.3 percent Term Loan was approximately $50.9 million.
At February 28, 2011, outstanding TIF bonds, in connection with the financing of construction of Kansas Speedway, totaled approximately $63.6 million, net of the unamortized discount, which is comprised of a $15.9 million principal amount, 6.2 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by our wholly owned subsidiary, Kansas Speedway Corporation. Principal (mandatory redemption) payments per the Funding Commitment are payable by Kansas Speedway Corporation on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. Kansas Speedway Corporation granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
In November 2010, we entered into a $300.0 million revolving credit facility (“2010 Credit Facility”). The 2010 Credit Facility contains a feature that allows us to increase the credit facility to a total of $500.0 million, subject to certain conditions. Upon execution of the 2010 Credit Facility, we terminated our then existing $300.0 million revolving credit facility. The 2010 Credit Facility is scheduled to mature in November 2015, and accrues interest at LIBOR plus 150.0 — 225.0 basis points, depending on the better of our debt rating as determined by specified rating agencies or our leverage ratio. The 2010 Credit Facility contains various restrictive covenants. At February 28, 2011, we had approximately $50.0 million outstanding under the 2010 Credit Facility. In March 2011, we repaid approximately $30.0 million of the amounts outstanding on the 2010 Credit Facility.
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway’s boundaries and are not our obligation. Kansas Speedway Corporation has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At February 28, 2011, the Unified Government had approximately $2.6 million in 2002 STAR Bonds outstanding. Under a keepwell agreement, we have agreed to provide financial assistance to Kansas Speedway Corporation, if necessary, to support its guarantee of the 2002 STAR Bonds.
Speedway Developments
In light of NASCAR’s publicly announced position regarding additional potential realignment of the NASCAR Sprint Cup Series schedule, we believe there are still potential development opportunities for public/private partnerships in new, underserved markets across the country, which could include Denver, Colorado, the Northwest U.S. and the New York Metropolitan area.
Hollywood Casino at Kansas Speedway
In December 2009, Kansas Entertainment, a 50/50 joint venture of Penn, a subsidiary of Penn National Gaming, Inc. and KSDC, a wholly owned subsidiary of ISC, was selected by the Kansas Lottery Gaming Facility Review Board to develop and operate a gaming facility in the Northeast Zone in Wyandotte County, Kansas. In February 2010, Kansas Entertainment received the final approval under the Kansas Expanded Lottery Act, along with its gaming license from the Kansas Racing and Gaming Commission. Construction of the Hollywood-themed and branded entertainment destination facility, overlooking turn two of Kansas Speedway, began in April 2010 with a planned opening in the first half of 2012.
The initial phase of this project, including certain changes to the scope and mix of gaming operations and amenities approved by the Kansas Lottery Commission in August 2010, features an 82,000 square foot casino with 2,000 slot machines and 52 table games (including 12 poker tables), a 1,253 space parking structure as well as a sports-themed bar, dining and entertainment options. Kansas Entertainment anticipates funding the initial phase of the development with equity contributions from each partner and potentially third party financing. KSDC and Penn will share equally in the cost of developing and constructing the facility. We currently estimate that our share of capitalized development costs for the project, excluding our contribution of land, will be approximately $155.0 million. Through February 28, 2011, we have funded approximately $39.3 million of these capitalized development costs and expect to fund the remaining amount through the opening of the casino in fiscal 2012. In addition, we expect to continue to incur certain other start up and related costs through opening, a number of which will be expensed through equity in net loss from equity investments. Penn is the managing member of Kansas Entertainment and is responsible for the development and operation of the casino.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the three months ended February 28, 2011, there have been no material changes in our market risk exposures.
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
We have various debt instruments that are issued at fixed rates. These financial instruments, which have a fixed rate of interest, are exposed to fluctuations in fair value resulting from changes in market interest rates. The fair values of long-term debt are based on quoted market prices at the date of measurement. Our credit facilities approximate fair value as they bear interest rates that approximate market. At February 28, 2011, we had approximately $50.0 million of variable debt outstanding; therefore, a hypothetical increase in interest rates by 1.0 percent would result in an increase in our annual interest expense of approximately $0.5 million.
At February, 28, 2011, the fair value of our total long-term debt as determined by quotes from financial institutions was approximately $312.1 million. The potential decrease in fair value resulting from a hypothetical 10.0 percent shift in interest rates would be approximately $5.4 million at February 28, 2011.
Credit risk arises from the possible inability of counterparties to meet the terms of their contracts on a net basis. However, we minimize such risk exposures for these instruments by limiting counterparties to large banks and financial institutions that meet established credit guidelines. We do not expect to incur any losses as a result of counterparty default.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES
Subsequent to February 28, 2011, and prior to the filing of this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at February 28, 2011, and during the period prior to the filing of this report.
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
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
This report and the documents incorporated by reference may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify a forward-looking statement by our use of the words “anticipate,” “estimate,” “expect,” “may,” “believe,” “objective,” “projection,” “forecast,” “goal,” and similar expressions. These forward-looking statements include our statements regarding the timing of future events, our anticipated future operations and our anticipated future financial position and cash requirements. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. We previously disclosed in response to Item 1A to Part I of our report on Form 10-K for the fiscal year ended November 30, 2010 the important factors that could cause our actual results to differ from our expectations. There have been no material changes to those risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Maximum number of
				shares (or approximate
			Total number of	dollar value of shares)
			shares purchased as	that may yet be
	Total number	Average	part of publicly	purchased under the
	of shares	price paid	announced plans or	plans or programs (in
Period	purchased	per share	programs	thousands)
December 1, 2010 — December 31, 2010	—	$—	—	$29,180
January 1, 2011 — January 31, 2011	—	$—	—	$29,180
February 1, 2011 — February 28, 2011
Repurchase program	81,988	$29.21	81,988	$26,780

	81,988		81,988

We have a share repurchase program (“Stock Purchase Plan”) under which we are authorized to purchase up to $250.0 million of our outstanding Class A common shares. The timing and amount of any shares repurchased under the Stock Purchase Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plan may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates.
Since inception of the Plan through February 28, 2011, we have purchased 5,304,601 shares of our Class A common shares, for a total of approximately $223.2 million. Included in these totals are the purchases of 81,988 shares of our Class A common shares during the quarter ended February 28, 2011, at an average cost of approximately $29.21 per share (including commissions), for a total of approximately $2.4 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At February 28, 2011, we have approximately $26.8 million remaining repurchase authority under the current Stock Purchase Plan.
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

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)
Date: April 5, 2011	/s/ Daniel W. Houser
Daniel W. Houser, Senior Vice President,
Chief Financial Officer, Treasurer