Form 10-Q
period 2011-05-31
INTERNATIONAL SPEEDWAY CORP
filed 2011-07-07
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐   NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class A Common Stock	27,392,499 shares	as of May 31, 2011
Class B Common Stock	20,284,935 shares	as of May 31, 2011

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 6. EXHIBITS
SIGNATURES
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30, 2010	May 31, 2011
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$84,166	$131,072
Receivables, less allowance of $1,200 in 2010 and $1,000 in 2011	33,935	42,939
Inventories	2,733	4,092
Income taxes receivable	18,108	13,419
Deferred income taxes	4,288	4,123
Prepaid expenses and other current assets	6,776	23,364

Total Current Assets	150,006	219,009

Property and Equipment, net of accumulated depreciation of $589,285 and $622,051, respectively	1,376,751	1,365,690
Other Assets:
Long-term restricted cash and investments	1,002	1,003
Equity investments	43,689	64,891
Intangible assets, net	178,609	178,609
Goodwill	118,791	118,791
Other	9,901	10,961

	351,992	374,255

Total Assets	$1,878,749	$1,958,954

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$3,216	$2,643
Accounts payable	15,829	17,180
Deferred income	49,202	111,690
Current tax liabilities	4,492	4,418
Other current liabilities	19,000	24,323

Total Current Liabilities	91,739	160,254
Long-Term Debt	303,074	285,797
Deferred Income Taxes	279,641	295,371
Long-Term Tax Liabilities	2,131	2,379
Long-Term Deferred Income	11,915	11,391
Other Long-Term Liabilities	3,072	3,442
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 27,531,352 and 27,241,638 issued and outstanding in 2010 and 2011, respectively	275	272
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 20,373,199 and 20,284,935 issued and outstanding in 2010 and 2011, respectively	203	202
Additional paid-in capital	481,154	469,304
Retained earnings	712,099	736,824
Accumulated other comprehensive loss	(6,554)	(6,282)

Total Shareholders’ Equity	1,187,177	1,200,320

Total Liabilities and Shareholders’ Equity	$1,878,749	$1,958,954

     See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Three Months Ended
	May 31, 2010	May 31, 2011
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$35,695	$29,963
Motorsports related	91,756	95,392
Food, beverage and merchandise	11,968	10,594
Other	2,747	2,812

	142,166	138,761
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	35,201	35,296
Motorsports related	32,115	27,660
Food, beverage and merchandise	8,780	8,735
General and administrative	25,909	23,968
Depreciation and amortization	18,425	19,034
Impairment of long-lived assets	433	—

	120,863	114,693

Operating income	21,303	24,068
Interest income	38	42
Interest expense	(3,908)	(3,839)
Interest rate swap expense	(1,234)	—
Equity in net loss from equity investments	(474)	(747)

Income from continuing operations before income taxes	15,725	19,524
Income taxes	5,463	7,651

Net income	$10,262	$11,873

Basic and diluted earnings per share:
Net income	$0.21	$0.25

Dividends per share	$0.16	$0.18

Basic weighted average shares outstanding	48,283,480	47,795,906

Diluted weighted average shares outstanding	48,287,054	47,807,210

     See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Six Months Ended
	May 31, 2010	May 31, 2011
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$74,232	$66,043
Motorsports related	190,314	193,384
Food, beverage and merchandise	24,367	22,648
Other	5,279	5,371

	294,192	287,446
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	68,076	67,219
Motorsports related	59,862	52,124
Food, beverage and merchandise	17,267	17,494
General and administrative	50,492	46,134
Depreciation and amortization	36,784	38,180
Impairment of long-lived assets	656	2,872

	233,137	224,023

Operating income	61,055	63,423
Interest income	100	68
Interest expense	(8,249)	(7,681)
Interest rate swap expense	(2,506)	—
Equity in net loss from equity investments	(1,549)	(973)

Income from continuing operations before income taxes	48,851	54,837
Income taxes	13,102	21,529

Income from continuing operations	35,749	33,308
Loss from discontinued operations, net of income tax benefits of $25 and $0, respectively	(47)	—

Net income	$35,702	$33,308

Basic and diluted earnings per share:
Income from continuing operations	$0.74	$0.70
Loss from discontinued operations	0.00	—

Net income	$0.74	$0.70

Dividends per share	$0.16	$0.18

Basic weighted average shares outstanding	48,352,422	47,913,025

Diluted weighted average shares outstanding	48,354,596	47,921,721

     See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statement of Shareholders’ Equity

	Class A	Class B
	Common	Common			Accumulated
	Stock	Stock	Additional		Other	Total
	$.01 Par	$.01 Par	Paid-in	Retained	Comprehensive	Shareholders’
	Value	Value	Capital	Earnings	Loss	Equity
	(Unaudited)
	(In Thousands)
Balance at November 30, 2010	$275	$203	$481,154	$712,099	$(6,554)	$1,187,177
Activity 12/1/10 — 5/31/11:
Comprehensive income
Net income	—	—	—	33,308	—	33,308
Loss on currency translation, including tax benefit of $0	—	—	—	—	(1)	(1)
Interest expense, net of income taxes of $177	—	—	—	—	273	273

Total comprehensive income						33,580
Exercise of stock options	—	—	51	—	—	51
Cash dividend declared ($0.18 per share)	—	—	—	(8,583)	—	(8,583)
Reacquisition of previously issued common stock	(4)	—	(12,255)	—	—	(12,259)
Conversion of Class B Common Stock to Class A Common Stock	1	(1)	—	—	—	—
Income tax benefit related to stock-based compensation	—	—	(276)	—	—	(276)
Stock-based compensation	—	—	630	—	—	630

Balance at May 31, 2011	$272	$202	$469,304	$736,824	$(6,282)	$1,200,320

     See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Six Months Ended
	May 31, 2010	May 31, 2011
	(Unaudited)
	(In Thousands)
OPERATING ACTIVITIES
Net income	$35,702	$33,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,784	38,180
Stock-based compensation	833	630
Amortization of financing costs	291	673
Interest rate swap expense	2,506	—
Deferred income taxes	3,253	15,761
Loss from equity investments	1,549	973
Impairment of long-lived assets, non-cash	656	2,872
Other, net	4	(37)
Changes in operating assets and liabilities:
Receivables, net	(6,528)	(9,004)
Inventories, prepaid expenses and other assets	(9,660)	(18,901)
Accounts payable and other liabilities	(9,745)	(6,221)
Deferred income	48,073	61,964
Income taxes	(6,731)	4,721

Net cash provided by operating activities	96,987	124,919

INVESTING ACTIVITIES
Capital expenditures	(51,149)	(25,301)
Equity investments and advances to affiliates	(14,174)	(22,175)
Decrease (increase) in restricted cash	7,943	(1)
Proceeds from short-term investments	200	—
Purchases of short-term investments	(200)	—

Net cash used in investing activities	(57,380)	(47,477)

FINANCING ACTIVITIES
Payment under credit facility	—	(82,000)
Payment of long-term debt	(26,090)	(889)
Proceeds of long-term debt	—	65,000
Deferred financing fees	—	(439)
Exercise of Class A common stock options	—	51
Reacquisition of previously issued common stock	(5,455)	(12,259)

Net cash used in financing activities	(31,545)	(30,536)

Net increase in cash and cash equivalents	8,062	46,906
Cash and cash equivalents at beginning of period	158,572	84,166

Cash and cash equivalents at end of period	$166,634	$131,072

     See accompanying notes.

International Speedway Corporation
Notes to Consolidated Financial Statements
May 31, 2011
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
Because of the seasonal concentration of racing events, the results of operations for the three and six months ended May 31, 2010 and 2011 are not indicative of the results to be expected for the year.
2. New Accounting Pronouncements
In September 2009, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards Codification (“ASC”) 605, as summarized in Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition: Multiple-Deliverable Revenue Arrangements”. As summarized in ASU 2009-13, ASC Topic 605 has been amended: (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have VSOE or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes in ASU 2009-13 are effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company’s adoption of this statement in fiscal 2011 did not have a material impact on its financial position and results of operations.
In June 2011, FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles and International Financial Reporting Standards, the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Company is currently evaluating the potential impact that the adoption of this statement will have on its financial position and results of operations and will adopt the provision of this statement in fiscal 2012.

3. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended May 31, 2010 and 2011 (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2010	2011	2010	2011

Basic and diluted:
Income from continuing operations	$10,262	$11,873	$35,749	$33,308
Loss from discontinued operations	—	—	(47)	—

Net income	$10,262	$11,873	$35,702	$33,308

Basic earnings per share denominator:
Weighted average shares outstanding	48,283,480	47,795,906	48,352,422	47,913,025

Basic earnings per share:
Income from continuing operations	$0.21	$0.25	$0.74	$0.70
Loss from discontinued operations	—	—	0.00	—

Net income	$0.21	$0.25	$0.74	$0.70

Diluted earnings per share denominator:
Weighted average shares outstanding	48,283,480	47,795,906	48,352,422	47,913,025
Common stock options	3,574	11,304	2,174	8,696

Diluted weighted average shares outstanding	48,287,054	47,807,210	48,354,596	47,921,721

Diluted earnings per share:
Income from continuing operations	$0.21	$0.25	$0.74	$0.70
Loss from discontinued operations	—	—	0.00	—

Net income	$0.21	$0.25	$0.74	$0.70

Anti-dilutive shares excluded in the computation of diluted earnings per share	259,827	256,254	265,708	262,676

4. Equity and Other Investments
Hollywood Casino at Kansas Speedway
In February 2010, Kansas Entertainment, LLC, (“Kansas Entertainment”) a 50/50 joint venture of Penn Hollywood Kansas, Inc. (“Penn”), a subsidiary of Penn National Gaming, Inc. and Kansas Speedway Development Corporation (“KSDC”), a wholly owned indirect subsidiary of ISC, received the final approval under the Kansas Expanded Lottery Act, along with its gaming license from the Kansas Racing and Gaming Commission to proceed with the construction of the Hollywood-themed and branded entertainment destination facility, overlooking turn two of Kansas Speedway. Kansas Entertainment began construction of the facility in April 2010 and has a planned opening in the first quarter of 2012.

The initial phase of this project, including certain changes to the scope and mix of gaming operations and amenities approved by the Kansas Lottery Commission in August 2010, features an 82,000 square foot casino with 2,000 slot machines and 52 table games (including 12 poker tables), a 1,253 space parking structure as well as a sports-themed bar, dining and entertainment options. Kansas Entertainment anticipates funding the initial phase of the development with equity contributions from each partner and potentially third party financing. KSDC and Penn will share equally in the cost of developing and constructing the facility. The Company currently estimates that its share of capitalized development costs for the project, excluding its contribution of land, will be approximately $155.0 million. Through May 31, 2011, the Company has funded approximately $59.4 million of these capitalized development costs to Kansas Entertainment and expects to fund the remaining amount through the opening of the casino in fiscal 2012. In addition, the Company expects to continue to incur certain other start up and related costs through opening, which will be expensed through equity in net loss from equity investments. Penn is the managing member of Kansas Entertainment and is responsible for the development and operation of the casino.
The Company has accounted for Kansas Entertainment as an equity investment in its financial statements as of May 31, 2011. The Company’s 50.0 percent portion of Kansas Entertainment’s net loss was approximately $0.5 million and $0.7 million for the three months ended May 31, 2010 and 2011, respectively, and approximately $1.5 million and $1.0 million for the six months ended May 31, 2010 and 2011, respectively, related to certain start up costs, and is included in equity in net loss from equity investments in its consolidated statements of operations.
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
On March 30, 2011, the New York State Department of Environmental Conservation (“DEC”) published for public comment a series of documents, including an Engineering Work Plan, which will allow the property to be filled. The DEC received comments and is finalizing the documents. The DEC may approve the Engineering Work Plan, as well as a Modified Order on Consent and other related documents. This step will allow the property to be filled and remaining environmental remediation to be completed, both of which are necessary precursors for commercial development of the property. The Company believes this is an important step in the development of the property and its potential to bring jobs and economic development to Staten Island. Currently the Company does not anticipate filling activities to commence until after it has sold its interest in 380 Development.
Motorsports Authentics
The Company is a partner with Speedway Motorsports, Inc. in a 50/50 joint venture, SMISC, LLC, which, through its wholly owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics (“MA”). MA designs, promotes, markets and distributes motorsports licensed merchandise.
The Company has a guaranty exposure, to one NASCAR team licensor which will be satisfied upon MA making certain payments to the team through January 2013. In April 2011, MA made a payment to the team effectively reducing the Company’s guaranty exposure to approximately $2.5 million as of May 31, 2011. While it is possible that some obligation under this guarantee may occur in the future, the amount it will ultimately pay cannot be estimated at this time. In any event, the Company does not believe that the ultimate financial outcome will have a material impact on its financial position or results of operations.
The Company’s investment in MA was previously reduced to zero and it did not recognize any net income or loss from operations of MA during the three and six months ended May 31, 2010 or 2011, respectively.

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

	May 31, 2011
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$7	$3

Total amortized intangible assets	10	7	3
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793

Total non-amortized intangible assets	178,606	—	178,606

Total intangible assets	$178,616	$7	$178,609

The following table presents current and expected amortization expense of the existing intangible assets as of May 31, 2011 for each of the following periods (in thousands):

Amortization expense for the six months ended May 31, 2011	$0
Estimated amortization expense for the year ending November 30:
2011	1
2012	1
2013	1
There were no changes in the carrying value of goodwill during the three and six months ended May 31, 2011.

6. Long-Term Debt
Long-term debt consists of the following (in thousands):

	November 30,	May 31,
	2010	2011

5.4 percent Senior Notes	$87,018	$87,022
4.6 percent Senior Notes	—	65,000
4.8 percent Revenue Bonds	1,541	1,403
6.8 percent Revenue Bonds	1,180	590
6.3 percent Term Loan	50,994	50,832
TIF bond debt service funding commitment	63,557	63,593
Revolving Credit Facility	102,000	20,000

	306,290	288,440
Less: current portion	3,216	2,643

	$303,074	$285,797

The Company has registered senior notes (the “5.4 percent Senior Notes”) which bear interest at 5.4 percent and are due April 2014, which require semi-annual interest payments on April 15 and October 15 through their maturity. The 5.4 percent Senior Notes may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company’s wholly owned domestic subsidiaries are guarantors of the 5.4 percent Senior Notes. The 5.4 percent Senior Notes also contain various restrictive covenants. At May 31, 2011, outstanding unsecured 5.4 percent Senior Notes totaled approximately $87.0 million, net of unamortized discounts.
In June 2008, the Company entered into an interest rate swap agreement to effectively lock in a substantial portion of the interest rate exposure on approximately $150.0 million notional amount in anticipation of refinancing the $150.0 million of senior notes that matured in April 2009. This interest rate swap was designated and qualified as a cash flow hedge under ASC 815, “Accounting for Derivatives and Hedging.” As a result of the uncertainty with the U.S. credit markets, in February 2009, the Company amended and re-designated its interest rate swap agreement as a cash flow hedge with an expiration in February 2011. During fiscal 2010, based on its current financial position and reduction in the anticipated debt issuance from $150.0 million to $65.0 million, the Company discontinued this cash flow hedge and settled the related liability. As a result of these transactions the Company recognized expense associated with this interest rate swap of approximately $1.2 million and $2.5 million, for the three and six months ended May 31, 2010, respectively, which is recorded as interest rate swap expense on the consolidated statement of operations. At May 31, 2011, the Company has approximately $6.3 million, net of tax, deferred in accumulated other comprehensive loss associated with this interest rate swap which is being amortized as interest expense over life of the private placement completed in January 2011 (see below). The Company expects to recognize approximately $1.1 million of this balance during the next 12 months in the consolidated statement of operations.
In January 2011, the Company completed an offering of approximately $65.0 million principal amount of senior unsecured notes in a private placement (“4.6 percent Senior Notes”). These notes, which bear interest at 4.6 percent and are due January 2021, require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.6 percent Senior Notes may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company’s wholly owned domestic subsidiaries are guarantors of the 4.6 percent Senior Notes. The 4.6 percent Senior Notes also contain various restrictive covenants. The deferred financing fees, along with the aforementioned deferred interest rate swap balance included in accumulated other comprehensive loss, are treated as additional interest expense and are being amortized over the life of the 4.6 percent Senior Notes, on a straight-line method, which approximates the effective yield method. At May 31, 2011, outstanding principal on the 4.6 percent Senior Notes was approximately $65.0 million.
The Company’s wholly owned subsidiary, Raceway Associates, LLC, which owns and operates Chicagoland Speedway and Route 66 Raceway, has the following debt outstanding at May 31, 2010:
•	Revenue bonds payable (“4.8 percent Revenue Bonds”) consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.8 percent Revenue Bonds have an interest rate of 4.8 percent and a monthly payment of $29,000 principal and interest. At May 31, 2011, outstanding principal on the 4.8 percent Revenue Bonds was approximately $1.4 million.

•	Revenue bonds payable (“6.8 percent Revenue Bonds”) that are special service area revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 6.8 percent Revenue Bonds are billed and paid as a special assessment on real estate taxes. Interest payments are due on a semi-annual basis at 6.8 percent with principal payments due annually. Final maturity of the 6.8 percent Revenue Bonds is January 2012. At May 31, 2011, outstanding principal on the 6.8 percent Revenue Bonds was approximately $0.6 million.
The term loan (“6.3 percent Term Loan”), in connection with the construction of the Company’s International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.3 percent, and a current monthly payment of approximately $292,000. At May 31, 2011, the outstanding principal on the 6.3 percent Term Loan was approximately $50.8 million.
At May 31, 2011, outstanding taxable special obligation revenue (“TIF”) bonds, in connection with the financing of construction of Kansas Speedway, totaled approximately $63.6 million, net of the unamortized discount, which is comprised of a $15.9 million principal amount, 6.2 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
In November 2010, the Company entered into a $300.0 million revolving credit facility (“2010 Credit Facility”). The 2010 Credit Facility contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions. Upon execution of the 2010 Credit Facility, the Company terminated its then existing $300.0 million revolving credit facility. The 2010 Credit Facility is scheduled to mature in November 2015, and accrues interest at LIBOR plus 150.0 — 225.0 basis points, depending on the better of the Company’s debt rating as determined by specified rating agencies or the Company’s leverage ratio. The 2010 Credit Facility contains various restrictive covenants. At May 31, 2011, the Company had approximately $20.0 million outstanding under the 2010 Credit Facility.
Total interest expense from continuing operations incurred by the Company was approximately $3.9 million and $3.8 million for the three months ended May 31, 2010 and 2011, respectively, and approximately $8.2 million and $7.7 million for the six months ended May 31, 2010 and 2011, respectively. Total interest capitalized for the three months ended May 31, 2010 and 2011 was approximately $0.5 million and $0.9 million, respectively, and approximately $0.8 million and $1.5 million for the six months ended May 31, 2010 and 2011, respectively.
Financing costs of approximately $5.1 million and $5.2 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2010 and May 31, 2011, respectively. These costs are being amortized on a straight-line method, which approximates the effective yield method, over the life of the related financing.
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
At May 31, 2011, the Company had money market funds totaling approximately $65.2 million which are included in cash and cash equivalents in its consolidated balance sheets. All inputs used to determine fair value are considered level 1 inputs.
Fair values of long-term debt are based on quoted market prices at the date of measurement. The Company’s credit facilities approximate fair value as they bear interest rates that approximate market. These inputs used to determine fair value are considered level 2 inputs. The fair value of the remaining long-term debt, as determined by quotes from financial institutions, was approximately $203.6 million compared to the carrying amount of approximately $204.3 million and approximately $271.1 million compared to the carrying amount of approximately $268.4 million at November 30, 2010 and May 31, 2011, respectively.
The Company had no level 3 inputs as of May 31, 2011.

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
Since inception of the Stock Purchase Plan through May 31, 2011, the Company has purchased 5,630,481 shares of its Class A common shares, for a total of approximately $232.8 million. Included in these totals are the purchases of 407,868 shares of its Class A common shares during the six months ended May 31, 2011, at an average cost of approximately $29.41 per share (including commissions), for a total of approximately $12.0 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At May 31, 2011, the Company has approximately $17.2 million remaining repurchase authority under the current Stock Purchase Plan.
9. Long-Term Stock Incentive Plan
In May 2011, the Company awarded and issued a total of 50,798 restricted shares of the Company’s Class A common shares to certain officers and managers under the Company’s Long-Term Stock Incentive Plan (the “2006 Plan”). The shares of restricted stock awarded in May 2011, vest at the rate of 50.0 percent on the third anniversary of the award date and the remaining 50.0 percent on the fifth anniversary of the award date. The weighted average grant date fair value of these restricted share awards was $30.60 per share. In accordance with ASC 718, “Compensation — Stock Compensation” the Company is recognizing stock-based compensation on its restricted shares awarded on the accelerated method over the requisite service period.
10. Income Taxes
As of May 31, 2011, in accordance with ASC 740, “Income Taxes,” the Company has a total liability of approximately $6.8 million for uncertain tax positions, inclusive of tax, interest, and penalties. Of this amount, approximately $5.1 million represents income tax liability for uncertain tax positions related to various state income tax matters. If the accrued liability was de-recognized, approximately $3.3 million of taxes would impact the Company’s consolidated statement of operations as a reduction to its effective tax rate. Included in the balance sheet at May 31, 2011 are approximately $1.8 million of items of which, under existing tax laws, the ultimate deductibility is certain but for which the timing of the deduction is uncertain. Because of the impact of deferred income tax accounting, a deduction in a subsequent period would result in a deferred tax asset. Accordingly, upon de-recognition, the tax benefits associated with the reversal of these timing differences would have no impact, except for related interest and penalties, on the Company’s effective income tax rate.
The Company recognizes interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. As of May 31, 2011, the total amounts for accrued interest and penalties were approximately $1.6 million and approximately $0.1 million, respectively. If the accrued interest and penalties were de-recognized, approximately $1.0 million would impact the Company’s consolidated statement of operations as a reduction to its effective tax rate.
The Company continues to pursue settlements with the appropriate state tax authorities related to certain state tax issues, as well as in connection with our previously settled examination with the Internal Revenue Service, and on similar terms. The Company expects to pay between $3.0 million and $3.5 million in total to finalize all pending settlements with various states within the next 3 to 6 months. The Company believes that it has provided adequate reserves related to these various state matters including interest charges through May 31, 2011, and, as a result, does not expect that such an outcome would have a material adverse effect on results of operations.
The Company’s effective income tax rate for the three and six months ended May 31, 2011 approximated the statutory income tax rate. The de-recognition of potential interest and penalties associated with certain state settlements as well as certain state credits accrued during the first quarter of fiscal 2010 are the principal causes of the decreased effective income tax rate for the three and six months ended May 31, 2010. As a result of these items, the Company’s effective income tax rate decreased from the statutory income tax rate to approximately 34.7 percent and 26.8 percent for the three and six months ended May 31, 2010.

11. Related Party Disclosures and Transactions
All of the racing events that take place during the Company’s fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association, the American Motorcyclist Association, the Automobile Racing Club of America, the American Sportbike Racing Association — Championship Cup Series, the Federation Internationale de L’Automobile, the Federation Internationale Motocycliste, Grand American Road Racing Association, Historic Sportscar Racing, IZOD IndyCar Series, National Association for Stock Car Auto Racing (“NASCAR”), National Hot Rod Association, the Porsche Club of America, the Sports Car Club of America, the Sportscar Vintage Racing Association, the United States Auto Club and the World Karting Association. NASCAR, which sanctions many of the Company’s principal racing events, is a member of the France Family Group which controls approximately 70.6 percent of the combined voting power of the outstanding stock of the Company, as of May 31, 2011, and some members of which serve as directors and officers of the Company. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR and its subsidiaries from continuing operations for disbursement to competitors, which are exclusive of NASCAR and its subsidiaries sanction fees, totaled approximately $29.2 million for the three months ended May 31, 2010 and 2011, respectively, and $58.3 million and $56.9 million for the six months ended May 31, 2010 and 2011, respectively.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire NASCAR Sprint Cup, Nationwide and Camping World Truck series schedules. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Sprint Cup, Nationwide and Camping World Truck series event as a component of its sanction fees. The promoter records 90.0 percent of the gross broadcast rights fees as revenue and then records 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors. Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event. The Company’s television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events conducted at its wholly-owned facilities, and recorded as part of motorsports related revenue, were approximately $61.0 million and $65.8 million for the three months ended May 31, 2010 and 2011, respectively, and $126.1 million and $130.7 million for the six months ended May 31, 2010 and 2011, respectively.
12. Commitments and Contingencies
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal and any required premium and interest on the 2002 STAR Bonds. At May 31, 2011, the Unified Government had approximately $2.6 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling approximately $4.0 million at May 31, 2011. At May 31, 2011, there were no amounts drawn on the standby letters of credit.
Current Litigation
The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation will have a material adverse effect on the Company’s financial condition or results of operations.

13. Segment Reporting
The general nature of the Company’s business is a motorsports themed amusement enterprise, furnishing amusement to the public in the form of motorsports themed entertainment. The Company’s motorsports event operations consist principally of racing events at its major motorsports entertainment facilities. The reporting units within the motorsports segment portfolio are reviewed together as the nature of the products and services, the production processes used, the type or class of customer using our products and services, and the methods used to distribute our products or provide their services are consistent in objectives and principles, and predominately uniform and centralized throughout the Company. The Company’s remaining reporting units, which are comprised of the radio network production and syndication of numerous racing events and programs, certain souvenir merchandising operations not associated with the promotion of motorsports events at the Company’s facilities, construction management services, and financing and licensing operations are included in the “All Other” segment. The Company evaluates financial performance of the reporting units on operating profit after allocation of corporate general and administrative (“G&A”) expenses. Corporate G&A expenses are allocated to reporting units based on each reporting unit’s net revenues to total net revenues.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at prices comparable to unaffiliated customers. The following tables provide segment reporting of the Company for the three and six months ended May 31, 2010 and 2011 (in thousands):

	Three Months Ended May 31, 2010
	Motorsports	All
	Event	Other	Total

Revenues	$132,912	$9,945	$142,857
Depreciation and amortization	16,349	2,076	18,425
Operating income	21,171	132	21,303
Capital expenditures	22,041	5,208	27,249
Total assets	1,648,836	299,938	1,948,774
Equity investments	—	26,673	26,673

	Three Months Ended May 31, 2011
	Motorsports	All
	Event	Other	Total

Revenues	$130,878	$8,445	$139,323
Depreciation and amortization	17,259	1,775	19,034
Operating income	24,000	68	24,068
Capital expenditures	13,528	74	13,602
Total assets	1,644,827	314,127	1,958,954
Equity investments	—	64,891	64,891

	Six Months Ended May 31, 2010
	Motorsports	All
	Event	Other	Total

Revenues	$278,471	$16,892	$295,363
Depreciation and amortization	32,584	4,200	36,784
Operating income (loss)	62,093	(1,038)	61,055
Capital expenditures	31,924	19,225	51,149

	Six Months Ended May 31, 2011
	Motorsports	All
	Event	Other	Total

Revenues	$274,633	13,903	288,536
Depreciation and amortization	34,607	3,573	38,180
Operating income (loss)	64,750	(1,327)	63,423
Capital expenditures	22,407	2,894	25,301
Intersegment revenues were approximately $0.7 million and $0.6 million for the three months ended May 31, 2010 and 2011, respectively, and approximately $1.2 million and $1.1 million for the six months ended May 31, 2010 and 2011, respectively.

14. Condensed Consolidating Financial Statements
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
Included in the tables below, are condensed consolidating balance sheets as of November 30, 2010 and May 31, 2011, condensed consolidating statements of operations for the three and six months ended May 31, 2010 and 2011, and condensed consolidating statements of cash flows for the six months ended May 31, 2010 and 2011, of: (a) the Parent; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate Parent with guarantor and non-guarantor subsidiaries; and (e) the Company on a consolidated basis (in thousands).

	Condensed Consolidating Balance Sheet at November 30, 2010
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets	$68,252	$72,696	$19,309	$(10,251)	$150,006
Property and equipment, net	33,728	1,032,695	310,328	—	1,376,751
Advances to and investments in subsidiaries	2,095,234	660,368	43,722	(2,799,324)	—
Other assets	4,702	301,223	46,067	—	351,992

Total Assets	$2,201,916	$2,066,982	$419,426	$(2,809,575)	$1,878,749

Current liabilities	$(10,058)	$71,278	$17,211	$13,308	$91,739
Long-term debt	893,108	271,002	213,911	(1,074,947)	303,074
Deferred income taxes	27,018	234,742	17,881	—	279,641
Other liabilities	2,131	12,825	2,162	—	17,118
Total shareholders’ equity	1,289,717	1,477,135	168,261	(1,747,936)	1,187,177

Total Liabilities and Shareholders’ Equity	$2,201,916	$2,066,982	$419,426	$(2,809,575)	$1,878,749

	Condensed Consolidating Balance Sheet at May 31, 2011
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets	$118,756	$93,677	$17,928	$(11,352)	$219,009
Property and equipment, net	32,067	1,023,593	310,030	—	1,365,690
Advances to and investments in subsidiaries	2,039,101	659,823	48,217	(2,747,141)	—
Other assets	5,899	301,090	67,266	—	374,255

Total Assets	$2,195,823	$2,078,183	$443,441	$(2,758,493)	$1,958,954

Current liabilities	$23,608	$120,738	$29,475	$(13,567)	$160,254
Long-term debt	880,062	(805,921)	225,223	(13,567)	285,797
Deferred income taxes	42,732	234,742	17,897	—	295,371
Other liabilities	2,379	12,671	2,162	—	17,212
Total shareholders’ equity	1,247,042	2,515,953	168,684	(2,731,359)	1,200,320

Total Liabilities and Shareholders’ Equity	$2,195,823	$2,078,183	$443,441	$(2,758,493)	$1,958,954

	Condensed Consolidating Statement of Operations
	For The Three Months Ended May 31, 2010
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Total revenues	$682	$135,220	$29,938	$(23,674)	$142,166
Total expenses	7,801	109,691	27,045	(23,674)	120,863
Operating (loss) income	(7,119)	25,529	2,893	—	21,303
Interest and other income (expense), net	5,372	2,130	(2,200)	(10,880)	(5,578)
Net (loss) income	(3,523)	23,972	693	(10,880)	10,262

	Condensed Consolidating Statement of Operations
	For The Three Months Ended May 31, 2011
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Total revenues	$751	$133,481	$29,796	$(25,267)	$138,761
Total expenses	6,463	106,573	26,924	(25,267)	114,693
Operating (loss) income	(5,712)	26,908	2,872	—	24,068
Interest and other expense , net	4,559	4,376	(2,463)	(11,016)	(4,544)
Net (loss) income	(4,547)	27,005	431	(11,016)	11,873

	Condensed Consolidating Statement of Operations
	For The Six Months Ended May 31, 2010
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Total revenues	$1,370	$322,984	$35,482	$(65,644)	$294,192
Total expenses	15,614	243,033	40,134	(65,644)	233,137
Operating (loss) income	(14,244)	79,951	(4,652)	—	61,055
Interest and other expense , net	2,231	4,145	(5,286)	(13,294)	(12,204)
(Loss) income from continuing operations	(14,342)	73,323	(9,938)	(13,294)	35,749
Net (loss) income	(14,342)	73,323	(9,985)	(13,294)	35,702

	Condensed Consolidating Statement of Operations
	For The Six Months Ended May 31, 2011
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Total revenues	$1,523	$317,479	$35,086	$(66,642)	$287,446
Total expenses	12,788	238,925	38,952	(66,642)	224,023
Operating (loss) income	(11,265)	78,554	(3,866)	—	63,423
Interest and other expense , net	(1,872)	8,703	(4,401)	(11,016)	(8,586)
Net (loss) income	(22,511)	75,080	(8,245)	(11,016)	33,308

	Condensed Consolidating Statement of Cash Flows
	For The Six Months Ended May 31, 2010
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(8,115)	$158,298	$751	$(53,947)	$96,987
Net cash provided by (used in) investing activities	60,491	(172,013)	195	53,947	(57,380)
Net cash used in financing activities	(30,455)	(553)	(537)	—	(31,545)

	Condensed Consolidating Statement of Cash Flows
	For The Six Months Ended May 31, 2011
		Combined
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$5,645	$143,269	$12,795	$(36,790)	$124,919
Net cash provided by (used in) investing activities	59,407	(131,641)	(12,033)	36,790	(47,477)
Net cash used in financing activities	(29,647)	(590)	(299)	—	(30,536)

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
“Food, beverage and merchandise” revenue includes revenues from concession stands, direct sales of souvenirs, hospitality catering, programs and other merchandise and fees paid by third party vendors for the right to occupy space to sell souvenirs, concessions and catering at our motorsports entertainment facilities.
Direct expenses include (i) prize and point fund monies and National Association for Stock Car Auto Racing’s (“NASCAR”) sanction fees, (ii) motorsports related expenses, which include labor, advertising, marketing, ticketing, costs of competition paid to sanctioning bodies other than NASCAR and other expenses associated with the promotion of all of our motorsports events and activities, and (iii) food, beverage and merchandise expenses, consisting primarily of labor and costs of goods sold.
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
Business Combinations. All business combinations are accounted for under the acquisition method. Whether net assets or common stock is acquired, fair values are determined and assigned to the purchased assets and assumed liabilities of the acquired entity. The excess of the cost of the acquisition over fair value of the net assets acquired is recorded as goodwill. Business combinations involving existing motorsports entertainment facilities commonly result in a significant portion of the purchase price being allocated to the fair value of the contract-based intangible asset associated with long-term relationships manifest in the sanction agreements with sanctioning bodies, such as NASCAR and Grand American Road Racing Association (“Grand American”) series. The continuity of sanction agreements with these bodies has historically enabled the facility operator to host motorsports events year after year. While individual sanction agreements may be of terms as short as one year, a significant portion of the purchase price in excess of the fair value of acquired tangible assets is commonly paid to acquire anticipated future cash flows from events promoted pursuant to these agreements which are expected to continue for the foreseeable future and therefore, in accordance with Accounting Standards Codification (“ASC”) 805-50, “Business Combinations,” are recorded as indefinite-lived intangible assets recognized apart from goodwill.
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
As of May 31, 2011, goodwill and other intangible assets and property and equipment accounts for approximately $1,663.1 million, or 85.0 percent of our total assets. We account for our goodwill and other intangible assets in accordance with ASC 350, “Intangibles — Goodwill and Other,” and for our long-lived assets in accordance with ASC 360, “Property, Plant and Equipment.”
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
While we continue to review and analyze many factors that can impact our business prospects in the future (as further described in “Risk Factors”), our analysis is subjective and is based on conditions existing at, and trends leading up to, the time the estimates and assumptions are made. Different conditions or assumptions, or changes in cash flows or profitability, if significant, could have a material adverse effect on the outcome of the impairment evaluation and our future condition or results of operations. Despite the current adverse economic trends, particularly credit availability, the decline in consumer confidence and the rise in unemployment, which have recently contributed to the decrease in attendance related, as well as corporate partner, revenues for certain of our motorsports events since fiscal 2008, we believe there has been no significant change in the long-term fundamentals of our ongoing motorsports event business. We believe our present operational and cash flow outlook further support our conclusion.
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
In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments we exert significant influence on the investee but do not have effective control over the investee, which adds an additional element of risk that can adversely impact our financial position and results of operations. The carrying value of our equity investments was $64.9 million at May 31, 2011.
Income Taxes. The tax laws require that certain items be included in our tax return at different times than when these items are reflected in our consolidated financial statements. Some of these differences are permanent, such as expenses not deductible on our tax return. However, some differences reverse over time, such as depreciation expense, and these temporary differences create deferred tax assets and liabilities. Our estimates of deferred income taxes and the significant items giving rise to deferred tax assets and liabilities reflect our assessment of actual future taxes to be paid on items reflected in our financial statements, giving consideration to both timing and probability of realization. Actual income taxes could vary significantly from these estimates due to future changes in income tax law or changes or adjustments resulting from final review of our tax returns by taxing authorities, which could also adversely impact our cash flow.
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

Equity and Other Investments
Hollywood Casino at Kansas Speedway
In February 2010, Kansas Entertainment, LLC, (“Kansas Entertainment”) a 50/50 joint venture of Penn Hollywood Kansas, Inc. (“Penn”), a subsidiary of Penn National Gaming, Inc. and Kansas Speedway Development Corporation (“KSDC”), a wholly owned indirect subsidiary of ISC, received the final approval under the Kansas Expanded Lottery Act, along with its gaming license from the Kansas Racing and Gaming Commission to proceed with the construction of the Hollywood-themed and branded entertainment destination facility, overlooking turn two of Kansas Speedway. Kansas Entertainment began construction of the facility in April 2010 and has a planned opening in the first quarter of 2012.
The initial phase of this project, including certain changes to the scope and mix of gaming operations and amenities approved by the Kansas Lottery Commission in August 2010, features an 82,000 square foot casino with 2,000 slot machines and 52 table games (including 12 poker tables), a 1,253 space parking structure as well as a sports-themed bar, dining and entertainment options. Kansas Entertainment anticipates funding the initial phase of the development with equity contributions from each partner and potentially third party financing. KSDC and Penn will share equally in the cost of developing and constructing the facility. We currently estimate that our share of capitalized development costs for the project, excluding our contribution of land, will be approximately $155.0 million. Through May 31, 2011, we have funded approximately $59.4 million of these capitalized development costs to Kansas Entertainment and expect to fund the remaining amount through the opening of the casino in fiscal 2012. In addition, we expect to continue to incur certain other start up and related costs through opening, which will be expensed through equity in net loss from equity investments. Penn is the managing member of Kansas Entertainment and is responsible for the development and operation of the casino.
We have accounted for Kansas Entertainment as an equity investment in our financial statements as of May 31, 2011. Our 50.0 percent portion of Kansas Entertainment’s net loss was approximately $0.5 million and $0.7 million for the three months ended May 31, 2010 and 2011, respectively, and approximately $1.5 million and $1.0 million for the six months ended May 31, 2010 and 2011, respectively, related to certain start up costs, and is included in equity in net loss from equity investments in our consolidated statements of operations.
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
On March 30, 2011, the New York State Department of Environmental Conservation (“DEC”) published for public comment a series of documents, including an Engineering Work Plan, which will allow the property to be filled. The DEC received comments and is finalizing the documents. The DEC may approve the Engineering Work Plan, as well as a Modified Order on Consent and other related documents. This step will allow the property to be filled and remaining environmental remediation to be completed, both of which are necessary precursors for commercial development of the property. We believe this is an important step in the development of the property and its potential to bring jobs and economic development to Staten Island. Currently we do not anticipate filling activities to commence until after we have sold our interest in 380 Development.
Motorsports Authentics
We are a partner with Speedway Motorsports, Inc. in a 50/50 joint venture, SMISC, LLC, which, through its wholly owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics (“MA”). MA designs, promotes, markets and distributes motorsports licensed merchandise.
We have a guaranty exposure, to one NASCAR team licensor which will be satisfied upon MA making certain payments to the team through January 2013. In April 2011, MA made a payment to the team effectively reducing our guaranty exposure to approximately $2.5 million as of May 31, 2011. While it is possible that some obligation under this guarantee may occur in the future, the amount we will ultimately pay cannot be estimated at this time. In any event, we do not believe that the ultimate financial outcome will have a material impact on our financial position or results of operations.
Our investment in MA was previously reduced to zero and we did not recognize any net income or loss from operations of MA during the three and six months ended May 31, 2010 or 2011, respectively.
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
Since inception of the Stock Purchase Plan through May 31, 2011, we have purchased 5,630,481 shares of our Class A common shares, for a total of approximately $232.8 million. Included in these totals are the purchases of 407,868 shares of our Class A common shares during the six months ended May 31, 2011, at an average cost of approximately $29.41 per share (including commissions), for a total of approximately $12.0 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At May 31, 2011, we have approximately $17.2 million remaining repurchase authority under the current Stock Purchase Plan.
Income Taxes
Our effective income tax rate for the three and six months ended May 31, 2011 approximated the statutory income tax rate. The de-recognition of potential interest and penalties associated with certain state settlements as well as certain state credits accrued during the first quarter of fiscal 2010 are the principal causes of the decreased effective income tax rate for the three and six months ended May 31, 2010. As a result of these items, our effective income tax rate decreased from the statutory income tax rate to approximately 34.7 percent and 26.8 percent for the three and six months ended May 31, 2010.
Future Trends in Operating Results
Economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, credit availability, interest rates and taxation rates, may impact our ability to sell tickets to our events and to secure revenues from corporate marketing partnerships. We believe that adverse economic trends, particularly the sustained level of high unemployment and decreased consumer confidence significantly contributed to the level of attendance for certain of our motorsports entertainment events during the recession beginning in 2008. We expect certain of these trends to persist through fiscal 2011, which may have an impact on our business, especially attendance-related and corporate partner revenues. Mitigating the potential decline in certain revenue categories, primarily attendance-related and corporate partner revenues, are cost containment initiatives already implemented. These initiatives have had and are expected to continue to have a positive impact on our financial position.
Admissions
An important component of our operating strategy has been our long-standing practice of focusing closely on supply and demand when evaluating ticket pricing and adjusting capacity at our facilities. By effectively managing ticket prices and seating capacity, we can stimulate ticket renewals and advance sales. Advance ticket sales result in earlier cash flow and reduce the potential negative impact of actual as well as forecasted inclement weather on ticket sales. With any ticketing program, we first examine our ticket pricing structure to ensure that prices are in line with market demand. When determined necessary, we will adjust ticket pricing.
It is important that we maintain the integrity of our pricing model by rewarding our best and loyal customers. We do not adjust pricing downward inside of the sales cycle and avoid rewarding last-minute ticket buyers by discounting tickets. Further, we limit and monitor the availability of promotional tickets. All of these factors could have a detrimental effect on our pricing model and long-term value of our business. We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth than to capture short-term incremental revenue.

During this period of sustained economic headwinds, we have experienced compressed sales cycles for our events as our customers are making ticket purchasing decisions closer to the event date. In 2009 and 2010, to address this and to be sensitive to the economic challenges that many of our fans faced, we reduced pricing for our major events as well as unbundled a substantial number of tickets to better respond to consumer demand. For the 2011 season, we believe the ticket pricing initiatives implemented are on target with demand, providing attractive price points for all income levels.
In addition to changes to our ticket pricing structure, we are motivating our customers to renew early with various incentives as well as special access privileges. We have also expanded our youth initiatives to encourage families to attend. Adjusting sellable seating capacity at our major motorsports facilities that host NASCAR Sprint Cup series events is another initiative to help regain a more normalized advance ticket sales trend. Since fiscal 2010, we have reduced sellable capacity by approximately 9.0 percent. The reduction of sellable capacity, which is primarily driven by providing improved and wider seating for our fans is enhancing the overall guest experience. Also contributing to the reduction in sellable capacity, we have temporarily covered seats at two of our major motorsports facilities to tighten ticket capacity. As an ancillary benefit to temporarily reducing sellable capacity is the operational savings in those sections of the facilities.
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
Our corporate sales team continues to generate strong levels of interest from corporate partners. While economic trends continue to impact corporate budgets and sales, we are experiencing pricing stabilization of our inventory of assets. During the second quarter of fiscal 2011, we announced a partnership with STP Brands at seven of our major motorsport facilities including event entitlement positions at Kansas Speedway and Chicagoland Speedway. In addition, we announced Budweiser will continue to serve as both the exclusive official beer sponsor of Daytona International Speedway and the entitlement sponsor for the Budweiser Shootout following a multi-year partnership renewal. As part of the agreement, Budweiser will also begin a non-exclusive promotional partnership with Homestead-Miami Speedway in 2012. Subsequent to the quarter, we announced a multi-year agreement with GEICO to serve as the title sponsor for Chicagoland’s NASCAR Sprint Cup series race. Also, we signed an agreement with the Michigan Economic Development Corporation to serve as the title sponsor for Michigan International Speedway’s August 2011 NASCAR Sprint Cup Series race. We expect, based on current interest and demand, to secure all of our 2011 NASCAR Sprint Cup event entitlements. We continue to believe that revenues from our corporate marketing relationships will grow over the long term, contributing to strong earnings and cash flow stability and predictability.
Television Broadcast and Ancillary Media Rights
Domestic broadcast and ancillary media rights fees revenues are an important component of our revenue and earnings stream. Starting in 2007, NASCAR entered into combined eight-year agreements with FOX, ABC/ESPN, TNT and SPEED for the domestic broadcast and related rights for its three national touring series — Sprint Cup, Nationwide and Camping World Truck. The agreements total approximately $4.5 billion to the industry over the eight-year period from 2007 through 2014. This results in an approximate $560.0 million gross average annual rights fee for the industry, a more than 40.0 percent increase over the previous contract average of $400.0 million annually. The industry rights fees will be approximately $565.0 million for 2011. The industry rights fees are scheduled to increase, on average, by approximately three percent per year through the 2014 season. The annual increase is expected to vary between two and four percent per year over the period.
FOX and TNT have been strong supporters of NASCAR racing since 2001, and both have played a major role in the sport’s climb in popularity. We have, and expect to continue to see, ongoing broadcast innovation in their coverage of NASCAR racing events. Also notable was the return of ESPN to the sport in 2007, which it helped build throughout the 1980s and 1990s. ESPN’s coverage and weekly ancillary NASCAR-related programming continues to promote the sport across various properties. Further, ESPN broadcasts substantially the entire ABC/ESPN inventory of NASCAR Sprint Cup and Nationwide series events, providing these series with the continuity and promotional support that we believe will allow them to flourish. ESPN has a subscriber base at approximately 100 million homes and, while less than the networks, it does have the ability to attract younger viewers as well as create more exposure for the sport. Also, cable broadcasters can support a higher investment through subscriber fees not available to traditional networks, which is a potential benefit when NASCAR negotiates the next consolidated domestic broadcast and ancillary media rights contract.
While the media landscape continues to evolve, we believe NASCAR’s position in the sports and entertainment industry remains strong. It is expected that ratings will fluctuate year to year. For the first 13 Sprint Cup Series telecasts this season Fox has averaged a

5.0 final Nielsen rating and 8.6 million viewers, up 4.2 percent and 9.7 percent, respectively, from a 4.8 rating and 7.8 million viewers over 11 races last year. These ratings and viewership results returned NASCAR to an equivalent level it enjoyed in 2009. More important, the 18- to 34-year-old male viewership is up 20.0 percent from last season.
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
These long-term contracts give significant cash flow visibility to us, race teams and NASCAR over the contract period. Television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events conducted at our wholly-owned facilities under these agreements, and recorded as part of motorsports related revenue, were approximately $61.0 million and $65.8 million for three months ended May 31, 2010 and 2011, respectively, and $126.1 million and $130.7 million for the six months ended May 31, 2010 and 2011, respectively. Operating income generated by these media rights were approximately $45.0 million and $48.4 million for the three months ended May 31, 2010 and 2011, respectively, and $92.6 million and $96.5 million for the six months ended May 31, 2010 and 2011, respectively.
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
Sanctioning Bodies
Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction events at our facilities, particularly with NASCAR, whose sanctioned events at our wholly owned facilities accounted for approximately 90.0 percent of our revenues in fiscal 2010. NASCAR continues to entertain and discuss proposals from track operators regarding potential realignment of NASCAR Sprint Cup Series dates to more geographically diverse and potentially more desirable markets where there may be greater demand, resulting in an opportunity for increased revenues to the track operators. We believe that realignments have provided, and will continue to provide, incremental net positive revenue and earnings as well as further enhance the sport’s exposure in highly desirable markets, which we believe benefits the sport’s fans, teams, sponsors and television broadcast partners as well as promoters.
Capital Improvements
Since we compete with newer entertainment venues for patrons and sponsors, we will continue to evaluate opportunities to enhance our facilities, thereby producing additional revenue opportunities and improving the event experience for our guests. Major examples of these efforts include:
     Fiscal 2009
•	Darlington Raceway restroom additions;
•	New PA system and facility signage at Michigan International Speedway (“Michigan”);
•	To further enhance our guest experience, we built a new tram stop at Daytona International Speedway (“Daytona”); and, replaced the seats in the lower grandstands at Talladega Superspeedway (“Talladega”); and
•	We constructed a new leader board at Homestead-Miami Speedway, which is the future prototype for other tracks.
     Fiscal 2010
•	We constructed a new media center at Michigan as part of the terrace suite redevelopment project which we believe has increased appeal to media content providers, sports journalists, racing team owners and drivers and others involved in the motorsports industry;
•	To further enhance our guest experience, we reconfigured tram and pedestrian routes at Richmond International Raceway (“Richmond”);
•	We made further grandstand enhancements at Michigan to provide wider seats, seatbacks and more leg room for fans;

•	We completed our repaving project at Daytona. In addition, we made frontstretch fan improvements and superstretch hospitality improvements at Daytona which included the addition of the Superstretch Fan Zone and improved tram infrastructure, and we constructed a new 1/4 mile Flat Track facility which hosted successful AMA motorcycle events;
•	We completed a major seat enhancement project at Talladega by installing new wider stadium style seats and increased leg room; and
•	We constructed a new state-of-the-art LED leader board and video screens at Richmond.
     Fiscal 2011
•	We have completed an upgrade to the leaderboard at Michigan;
•	We completed new and enhanced restroom and concession facilities at Martinsville Speedway and Chicagoland Speedway;
•	We have completed new campground shower house facilities at Talladega;
•	We have begun repaving including slight configuration changes to the track at Phoenix International Raceway (“Phoenix”);
•	We are repaving Michigan and have expanded a pedestrian tunnel for improved fan access to the infield fan areas;
•	We are making grandstand seating enhancements and infield improvements at Watkins Glen International (“Watkins Glen”);
•	We are installing track lighting as well as making track enhancements at Kansas Speedway (“Kansas”); and
•	We are upgrading the audio system to complement the state-of-the-art leaderboard and video Screens at Richmond.
We anticipate modest capital spending on other projects for maintenance, safety and regulatory requirements, as well as for preserving the guest experience at our events to enable us to effectively compete with other sports venues for consumer and corporate spending.
Growth Strategies
Our growth strategies also include exploring ways to grow our businesses through acquisitions and external developments that offer attractive financial returns. This has been demonstrated through our joint venture to develop and operate a Hollywood-themed and branded casino and entertainment destination facility overlooking turn two of Kansas Speedway (see “Kansas Hotel and Casino Development”).
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
Because of the seasonal concentration of racing events, the results of operations for the three and six month periods ended May 31, 2010 and 2011 are not indicative of the results to be expected for the year.

GAAP to Non-GAAP Reconciliation
The following financial information is presented below using other than U.S. generally accepted accounting principles (“non-GAAP”), and is reconciled to comparable information presented using GAAP. Non-GAAP net income and diluted earnings per share below are derived by adjusting amounts determined in accordance with GAAP for certain items presented in the accompanying selected operating statement data, net of taxes .
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
The adjustments for 2010 relate to the pre-opening expenses for Hollywood Casino at Kansas Speedway — equity in net loss from equity investment, impairments of certain other long-lived assets, interest rate swap expense and de-recognition of interest and penalties related to the previously discussed state tax settlements.
The adjustments for 2011 relate to the pre-opening expenses for Hollywood Casino at Kansas Speedway — equity in net loss from equity investment, certain carrying costs related to the Staten Island property, and impairments of certain other long-lived assets.

	Three Months Ended		Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2010	2011	2010	2011
	(Unaudited)
	( In Thousands, Except Per Share Amounts )
Net income	$10,262	$11,873	$35,702	$33,308
Net loss from discontinued operations	—	—	47	—

Income from continuing operations	10,262	11,873	35,749	33,308
Equity in net loss from equity investments, net of tax	291	453	937	591

Consolidated income from continuing operations excluding equity in net loss from equity investments	10,553	12,326	36,686	33,899
Adjustments, net of tax:
Carrying costs related to Staten Island	—	187	—	271
Impairment of long-lived assets	267	—	396	1,743
Interest rate swap expense	754	—	1,517	—
State tax settlements	(744)	—	(6,163)	—

Non-GAAP net income	$10,830	$12,513	$32,436	$35,913

Per share data:
Diluted earnings per share	$0.21	$0.25	$0.74	$0.70
Net loss from discontinued operations	—	—	0.00	—

Income from continuing operations	0.21	0.25	0.74	0.70
Equity in net loss from equity investments, net of tax	0.01	0.01	0.02	0.01

Consolidated income from continuing operations excluding equity in net loss from equity investments	0.22	0.26	0.76	0.71
Adjustments, net of tax:
Carrying costs related to Staten Island	—	0.00	—	0.00
Impairment of long-lived assets	0.01	—	0.01	0.04
Interest rate swap expense	0.01	—	0.03	—
State tax settlements	(0.02)	—	(0.13)	—

Non-GAAP diluted earnings per share	$0.22	$0.26	$0.67	$0.75

Comparison of the Results for the Three and Six Months Ended May 31, 2010 to the Results for the Three and Six Months Ended May 31, 2011.
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2010	2011	2010	2011
	(Unaudited)

Revenues:
Admissions, net	25.1%	21.6%	25.2%	23.0%
Motorsports related	64.6	68.8	64.7	67.3
Food, beverage and merchandise	8.4	7.6	8.3	7.9
Other	1.9	2.0	1.8	1.8

Total revenues	100.0	100.0	100.0	100.0
Expenses:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	24.7	25.5	23.1	23.4
Motorsports related	22.6	19.9	20.3	18.1
Food, beverage and merchandise	6.2	6.3	5.9	6.1
General and administrative	18.2	17.3	17.2	16.0
Depreciation and amortization	13.0	13.7	12.5	13.3
Impairment on long-lived assets	0.3	0.0	0.2	1.0

Total expenses	85.0	82.7	79.2	77.9

Operating income	15.0	17.3	20.8	22.1
Interest income	0.0	0.0	0.0	0.0
Interest expense	(2.7)	(2.7)	(2.8)	(2.7)
Interest rate swap expense	(0.9)	—	(0.9)	—
Equity in net loss from equity investments	(0.3)	(0.5)	(0.5)	(0.3)

Income from continuing operations before income taxes	11.1	14.1	16.6	19.1
Income taxes	3.9	5.5	4.5	7.5

Income from continuing operations	7.2	8.6	12.1	11.6
Loss from discontinued operations	—	—	0.0	—

Net income	7.2%	8.6%	12.1%	11.6%

Comparability of results for the three and six months ended May 31, 2011 and 2010 was impacted by the following:
•	The spring NASCAR Sprint Cup and Nationwide events held at Auto Club Speedway of Southern California (“California”) in the first quarter of fiscal 2010 were held in the second quarter of fiscal 2011;

•	The spring NASCAR Sprint Cup and Nationwide series events held at Phoenix in the second quarter of fiscal 2010 were held in the first quarter of fiscal 2011. In addition, Phoenix held a NASCAR Camping World Truck Series event in the first quarter of fiscal 2011 with the corresponding event held in the fourth quarter in fiscal 2010;

•	The IZOD IndyCar Series event held at Kansas in the second quarter of fiscal 2010 was not held in fiscal 2011. In addition, the NASCAR Camping World Truck Series event at Kansas, which was held in the second quarter of fiscal 2010, will be held in the third quarter of fiscal 2011;

•	During the six months ended May 31, 2011, we recognized non-cash impairments of long-lived assets totaling approximately $2.9 million, or $0.04 per diluted share, primarily attributable to the removal of certain assets in connection with the repaving of the track and grandstand enhancements at Phoenix as well as grandstand enhancements at Kansas;

•	During the three and six months ended May 31, 2010, we recognized expense of approximately $1.2 million and $2.5 million, or $0.01 and $0.03 per diluted share, respectively, related to an interest rate swap. In fiscal 2011, the remaining deferred interest rate swap balance is included in accumulated other comprehensive loss and is being amortized as interest expense over the ten year term of private placement senior notes issued in January 2011 (see “Future Liquidity”); and

•	During the three and six months ended May 31, 2010, we had favorable tax settlements with certain states, where we de-recognized potential interest and penalties totaling approximately $0.7 million and $6.2 million or $0.02 and $0.13 per diluted share, respectively. These de-recognitions of interest and penalties were recorded in the income tax expense in our consolidated statement of operations. There were no comparable activities related to these settlements in the same periods of the current year.
Admissions revenue decreased approximately $5.7 million, or 16.1 percent, and $8.2 million, or 11.0 percent, during the three and six months ended May 31, 2011, respectively, as compared to the same periods of the prior year. The decrease for the three month period was largely attributable to previously discussed schedule changes at Kansas in fiscal 2010 for which there was no comparable events to date in fiscal 2011. Also contributing to the change were the decreases, at certain events, related to attendance and weighted average ticket prices due to the aforementioned value pricing initiatives. Partially offsetting these decreases were the previously mentioned timing of events impacting the California and Phoenix race calendars. The decrease for six month period was driven by previously mentioned changes in events impacting the Kansas race calendar and, to a lesser extent, a decrease in our weighted average ticket price for certain events associated with the previously discussed value pricing initiatives. Partially offsetting these decreases during the six month period was increased attendance at certain events held during Speedweeks at Daytona and California.
Motorsports related revenue increased approximately $3.6 million, or 4.0 percent, and $3.1 million, or 1.6 percent, during the three and six months ended May 31, 2011, respectively, as compared to the same periods of the prior year. The increase for the three month period was largely attributable to the previously mentioned timing of events at California and Phoenix. Also contributing to the three and six month changes were increased television broadcast and ancillary rights as well as increased sponsorship, suite and hospitality revenue for certain events held during the periods. Partially offsetting the increases were the previously mentioned schedule changes at Kansas.
Food, beverage and merchandise revenue decreased approximately $1.4 million, or 11.5 percent, and $1.7 million, or 7.1 percent, during the three and six months ended May 31, 2011, respectively, as compared to the same periods of the prior year. The decrease for the three month period was largely attributable to the previously mentioned event timing and schedule changes at Kansas. The overall decrease for the six month period was primarily due to slightly lower catering revenue and vendor rights fees and, to a lesser extent, the previously discussed event schedule changes at Kansas.
Prize and point fund monies and NASCAR sanction fees increased approximately $0.1 million, or 0.3 percent, during the three months ended May 31, 2011, and decreased approximately $0.9 million, or 1.3 percent, during the six months ended May 31, 2011, as compared to the same periods of the prior year. The changes were largely attributable to the reduction in the overall prize and point fees paid for the events held in the period as compared to the same period in prior year. Partially offsetting the decrease was the increase in television broadcast rights fees for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events during the periods as standard NASCAR sanctioning agreements require a specific percentage of television broadcast rights fees to be paid to competitors. The previously mentioned event calendar changes and schedule changes also contributed to the increase during the three month period.
Motorsports related expenses decreased by approximately $4.5 million, or 13.9 percent, and $7.7 million, or 12.9 percent, during the three and six months ended May 31, 2011, respectively, as compared to the same periods of the prior year. The decreases for the three and six month periods were primarily attributable to cost containment, focused to enhance margin without negatively impacting our guest experience, as well as the previously mentioned event schedule changes. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue decreased to approximately 22.1 percent and 20.1 percent for the three and six months ended May 31, 2011, as compared to 25.2 percent and 22.6 percent for the same respective periods in the prior year. The margin increase was primarily due to focused cost containment during the three and six month periods as well as the previously mentioned schedule changes at Kansas.
Food, beverage and merchandise expense remained comparable during the three and six months ended May 31, 2011, respectively, as compared to the same periods of the prior year. The nominal changes for the three and six month periods were primarily attributable to food costs and increases in certain other costs associated with concessions and catering to enhance the guest experience for both the consumer and corporate customers. Offsetting these increases was the previously discussed changes to the Kansas event schedule.

Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue increased to approximately to 82.5 percent and 77.2 percent for the three and six months ended May 31, 2011, as compared to 73.4 percent and 70.9 percent for the same respective periods in the prior year. This decreased margin was attributable to food costs and the enhanced concession and catering presentation as well as certain lower margin wholesale transactions during the three and six months ended May 31, 2011.
General and administrative expenses decreased by approximately $1.9 million, or 7.5 percent, and $4.4 million, or 8.6 percent, during the three and six months ended May 31, 2011, respectively, as compared to the same periods of the prior year. Decreases during the three and six month periods in personnel related and various other costs driven by cost containment initiatives contributed significantly to the decreases, which were partially offset by certain carrying costs of our Staten Island property; similar costs in prior periods had been capitalized. General and administrative expenses as a percentage of total revenues decreased to approximately 17.3 percent and 16.1 percent for the three and six months ended May 31, 2011, as compared to 18.2 percent and 17.2 percent for the same respective periods in the prior year. The increased margin during the three and six months ended May 31, 2011 was primarily due to the previously discussed cost containment initiatives.
Depreciation and amortization expense increased approximately $0.6 million, or 3.3 percent, and $1.4 million, or 3.8 percent, during the three and six months ended May 31, 2011, respectively, as compared to the same periods of the prior year. The increases were attributable to capital expenditures for our ongoing facility enhancements and related initiatives.
The impairment of long-lived assets of approximately $2.9 million, at May 31, 2011, was primarily attributable to the ongoing removal of certain assets in connection with the repaving of the track and the grandstand enhancements at Phoenix and the grandstand enhancements at Kansas.
Interest income during the three and six months ended May 31, 2011, was comparable to the same period of the prior year.
Interest expense decreased by approximately $0.1 million, or 1.8 percent, and $0.6 million, or 6.9 percent, during the three and six months ended May 31, 2011, respectively, as compared to the same periods of the prior year. The overall decrease was primarily due to the lower average balances on our revolving credit facilities, partial tender of senior notes due 2014 in the fourth quarter of fiscal 2010 and increased capitalized interest during the current periods. Partially offsetting these decreases was interest on the private placement issued in January 2011 and higher interest rates and fees on our new credit facility as compared to the same period in the prior year.
Interest rate swap expense during the three and six months ended May 31, 2010, totaled approximately $1.2 million and $2.5 million, respectively, representing the expense on the interest rate swap during the periods prior to the issuance of the related private placement in January 2011 (see “Future Liquidity — Long-Term Obligations and Commitments”). There was no comparable expense in fiscal 2011.
Equity in net loss from equity investments represents our 50.0 percent equity investment in Hollywood Casino at Kansas Speedway during the three and six months ended May 31, 2010 and 2011, respectively (see “Equity and Other Investments”).
Our effective income tax rate was approximately 39.2 percent and 39.3 percent for the three and six months ended May 31, 2011, as compared to 34.7 percent and 26.8 percent for the same respective periods of the prior year (see “Income Taxes”).
As a result of the foregoing, net income for the three and six month periods ending May 31, 2011, as compared to the same periods in prior year, reflected an increase of approximately $1.6 million, or $0.04 per diluted share, and a decrease of approximately $2.4 million, or $0.04 per diluted share, respectively.
Liquidity and Capital Resources
General
We have historically generated sufficient cash flow from operations to fund our working capital needs, capital expenditures at existing facilities, and return of capital through payments of an annual cash dividend and repurchase of our shares under our Stock Purchase Plan. In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance of long-term debt, borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects. At May 31, 2011, we had cash and cash equivalents totaling approximately $131.1 million, $152.0 million principal amount of senior notes outstanding, $20.0 million in borrowings on our $300.0 million revolving credit facility, a debt service funding commitment of approximately $63.6 million principal amount related to the taxable special obligation revenue (“TIF”) bonds issued by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”), $50.8 million principal term loan related to our headquarters office building (the International Motorsports Center, or “IMC”); and $2.0 million principal amount of other third party debt. At May 31, 2011, we had working capital of $58.8 million, primarily driven by $131.1 million of cash. At November 30, 2010, we had working capital of $58.3 million, which was anchored by $84.2 million of cash.
Our liquidity is primarily generated from our ongoing motorsports operations, and we expect our strong operating cash flow to continue in the future. In addition, as of May 31, 2011, we have approximately $276.0 million available to draw upon under our recently negotiated 5-year, $300.0 million revolving credit facility, if needed. See “Future Liquidity” for additional disclosures relating to our credit facility and certain risks that may affect our near term operating results and liquidity.
As it relates to capital allocation, our top priority is capital expenditure for fan and competitor safety as well as regulatory compliance. In addition, we remain focused on driving incremental earnings by improving the fan experience with certain upgrades to our facilities to increase ticket sales. We will also focus on maintaining modest debt levels.
Beyond that, we are also making investments in strategic projects that complement our core business and provide value for our shareholders. Those options include acquisitions; new market development; ancillary real estate development; and return of capital to shareholders through share repurchases and dividends. For fiscal 2011, we anticipate approximately $30.0 million of open market share repurchases and approximately $8.6 million in annual dividends.
During the six months ended May 31, 2011, our significant cash flows items include the following:
•	net cash provided by operating activities totaling approximately $124.9 million;

•	capital expenditures totaling approximately $25.3 million;

•	payments under the credit facility totaling approximately $82.0 million;

•	proceeds of long-term debt totaling approximately $65.0 million;

•	contributions to the Hollywood Casino at Kansas Speedway joint venture, totaling approximately $22.2 million; and

•	reacquisition of previously issued common stock totaling approximately $12.3 million.
Capital Expenditures
For the six months ended May 31, 2011, we spent approximately $25.3 million on capital expenditures, which includes $23.9 million for projects at our existing facilities related to construction of grandstand seating enhancements at Watkins Glen, Kansas and Talladega; restroom improvements at Chicagoland and Martinsville and designing and engineering of grandstand seating enhancements and repaving at Daytona and Phoenix; and a variety of other improvements and renovations. The remaining balance is associated with additional capitalized spending for the Staten Island property. We spent approximately $51.1 million for the six months ended May 31, 2010, which included $34.8 million for projects at our existing facilities. For the remaining $16.3 million of spending, approximately $8.3 million was related to the International Motorsports Center building which was funded from long-term restricted cash. The remaining balance was associated with the Staten Island property and land purchases.
At May 31, 2011, we have approximately $53.6 million in capital projects currently approved for our existing facilities. These projects include completion of track repaving at Phoenix, Michigan and Kansas, grandstand seating enhancements and infield improvements at Michigan, Martinsville, California and Chicagoland; grandstand seating enhancements at Watkins Glen, Richmond and Daytona; improvements at various facilities for expansion of parking, camping capacity and other uses; and a variety of other improvements and renovations to our facilities that enable us to effectively compete with other sports venues for consumer and corporate spending.
As a result of these currently approved projects and anticipated additional approvals in fiscal 2011, we expect our total fiscal 2011 capital expenditures at our existing facilities will be approximately $65.0 million to $75.0 million depending on the timing of certain projects.
We review the capital expenditure program periodically and modify it as required to meet current business needs.

Future Liquidity
General
As discussed in “Future Trends in Operating Results,” economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, credit availability, interest rates and taxation rates, may impact our ability to sell tickets to our events and to secure revenues from corporate marketing partnerships. We believe that adverse economic trends, particularly the sustained level of high unemployment and decreased consumer confidence significantly contributed to the level of attendance for certain of our motorsports entertainment events during the recession beginning in 2008. We expect certain of these trends to persist through fiscal 2011, which may have an impact on our business, especially attendance-related and corporate partner revenues. This may negatively impact year-over-year comparability for our revenue categories for the full year, with the exception of domestic broadcast media rights fees.
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
We remain interested in pursuing acquisition and/or development opportunities that would increase shareholder value, the timing, size and success, as well as associated potential capital commitments of which are unknown at this time. Accordingly, a material acceleration of our growth strategy could require us to obtain additional capital through debt and/or equity financings. Although there can be no assurance, over the longer term we believe that adequate debt and equity financing will be available on satisfactory terms.
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
Long-Term Obligations and Commitments
We have registered senior notes (the “5.4 percent Senior Notes”) which bear interest at 5.4 percent and are due April 2014, which require semi-annual interest payments on April 15 and October 15 through their maturity. The 5.4 percent Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Certain of our wholly owned domestic subsidiaries are guarantors of the 5.4 percent Senior Notes. The 5.4 percent Senior Notes also contain various restrictive covenants. At May 31, 2011, outstanding unsecured 5.4 percent Senior Notes totaled approximately $87.0 million, net of unamortized discounts.
In January 2011, we completed an offering of approximately $65.0 million principal amount of senior unsecured notes in a private placement (“4.6 percent Senior Notes”). These notes, which bear interest at 4.6 percent and are due January 2021, require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.6 percent Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Certain of our wholly owned domestic subsidiaries are guarantors of the 4.6 percent Senior Notes. The 4.6 percent Senior Notes also contain various restrictive covenants. The deferred financing fees, along with the deferred interest rate swap balance included in accumulated other comprehensive loss, are treated as additional interest expense and are being amortized over the life of the 4.6 percent Senior Notes. At May 31, 2011, outstanding principal on the 4.6 percent Senior Notes was approximately $65.0 million.
Our wholly owned subsidiary, Raceway Associates, LLC, which owns and operates Chicagoland Speedway and Route 66 Raceway, has the following debt outstanding at May 31, 2010:
•	Revenue bonds payable (“4.8 percent Revenue Bonds”) consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.8 percent Revenue Bonds have an interest rate of 4.8 percent and a monthly payment of $29,000 principal and interest. At May 31, 2011, outstanding principal on the 4.8 percent Revenue Bonds was approximately $1.4 million.

•	Revenue bonds payable (“6.8 percent Revenue Bonds”) that are special service area revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 6.8 percent Revenue Bonds are billed and paid as a special assessment on real estate taxes. Interest payments are due on a semi-annual basis at 6.8 percent with principal payments due annually. Final maturity of the 6.8 percent Revenue Bonds is January 2012. At May 31, 2011, outstanding principal on the 6.8 percent Revenue Bonds was approximately $0.6 million.
The term loan (“6.3 percent Term Loan”), in connection with the construction of the International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.3 percent, and a current monthly payment of approximately $292,000. At May 31, 2011, the outstanding principal on the 6.3 percent Term Loan was approximately $50.8 million.
At May 31, 2011, outstanding TIF bonds, in connection with the financing of construction of Kansas Speedway, totaled approximately $63.6 million, net of the unamortized discount, which is comprised of a $15.9 million principal amount, 6.2 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by our wholly owned subsidiary, Kansas Speedway Corporation. Principal (mandatory redemption) payments per the Funding Commitment are payable by Kansas Speedway Corporation on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. Kansas Speedway Corporation granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
In November 2010, we entered into a $300.0 million revolving credit facility (“2010 Credit Facility”). The 2010 Credit Facility contains a feature that allows us to increase the credit facility to a total of $500.0 million, subject to certain conditions. Upon execution of the 2010 Credit Facility, we terminated our then existing $300.0 million revolving credit facility. The 2010 Credit Facility is scheduled to mature in November 2015, and accrues interest at LIBOR plus 150.0 — 225.0 basis points, depending on the better of our debt rating as determined by specified rating agencies or our leverage ratio. The 2010 Credit Facility contains various restrictive covenants. At May 31, 2011, we had approximately $20.0 million outstanding under the 2010 Credit Facility.
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway’s boundaries and are not our obligation. Kansas Speedway Corporation has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At May 31, 2011, the Unified Government had approximately $2.6 million in 2002 STAR Bonds outstanding. Under a keepwell agreement, we have agreed to provide financial assistance to Kansas Speedway Corporation, if necessary, to support its guarantee of the 2002 STAR Bonds.
Speedway Developments
In light of NASCAR’s publicly announced position regarding additional potential realignment of the NASCAR Sprint Cup Series schedule, we believe there are still potential development opportunities for public/private partnerships in new, underserved markets across the country, which could include Denver, Colorado, the Northwest U.S. and the New York Metropolitan area.
Hollywood Casino at Kansas Speedway
In February 2010, Kansas Entertainment a 50/50 joint venture of Penn, a subsidiary of Penn National Gaming, Inc. and KSDC a wholly owned indirect subsidiary of ISC, received the final approval under the Kansas Expanded Lottery Act, along with its gaming license from the Kansas Racing and Gaming Commission to proceed with the construction of the Hollywood-themed and branded entertainment destination facility, overlooking turn two of Kansas Speedway. Kansas Entertainment began construction of the facility in April 2010 and has a planned opening in the first quarter of 2012.

The initial phase of this project, including certain changes to the scope and mix of gaming operations and amenities approved by the Kansas Lottery Commission in August 2010, features an 82,000 square foot casino with 2,000 slot machines and 52 table games (including 12 poker tables), a 1,253 space parking structure as well as a sports-themed bar, dining and entertainment options. Kansas Entertainment anticipates funding the initial phase of the development with equity contributions from each partner and potentially third party financing. KSDC and Penn will share equally in the cost of developing and constructing the facility. We currently estimate that our share of capitalized development costs for the project, excluding our contribution of land, will be approximately $155.0 million. Through May 31, 2011, we have funded approximately $59.4 million of these capitalized development costs to Kansas Entertainment and expect to fund the remaining amount through the opening of the casino in fiscal 2012. In addition, we expect to continue to incur certain other start up and related costs through opening, which will be expensed through equity in net loss from equity investments. Penn is the managing member of Kansas Entertainment and is responsible for the development and operation of the casino.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the three and six months ended May 31, 2011, there have been no material changes in our market risk exposures.
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

We have various debt instruments that are issued at fixed rates. These financial instruments, which have a fixed rate of interest, are exposed to fluctuations in fair value resulting from changes in market interest rates. The fair values of long-term debt are based on quoted market prices at the date of measurement. Our credit facilities approximate fair value as they bear interest rates that approximate market. At May 31, 2011, we had approximately $20.0 million of variable debt outstanding; therefore, a hypothetical increase in interest rates by 1.0 percent would result in an increase in our annual interest expense of approximately $0.2 million.
At May 31, 2011, the fair value of our total long-term debt as determined by quotes from financial institutions was approximately $291.1 million. The potential decrease in fair value resulting from a hypothetical 10.0 percent shift in interest rates would be approximately $4.8 million at May 31, 2011.
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
ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES
Subsequent to May 31, 2011, and prior to the filing of this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at May 31, 2011, and during the period prior to the filing of this report.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Maximum number of
				shares (or approximate
			Total number of	dollar value of shares)
			shares purchased as	that may yet be
	Total number	Average	part of publicly	purchased under the
	of shares	price paid	announced plans or	plans or programs (in
Period	purchased	per share	programs	thousands)
March 1, 2011 — March 31, 2011	113,100	$28.38	113,100	$23,600
April 1, 2011 — April 30, 2011
Repurchase program (1)	95,580	$30.71	95,580	$20,600
Employee transactions (2)	9,280	29.80	—
May 1, 2011 — May 31, 2011	117,200	$29.47	117,200	$17,200

	335,160		325,880

(1)	We have a share repurchase program (“Stock Purchase Plan”) under which we are authorized to purchase up to $250.0 million of our outstanding Class A common shares. The timing and amount of any shares repurchased under the Stock Purchase Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plan may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates. Since inception of the Plan through May 31, 2011, we have purchased 5,630,481 shares of our Class A common shares, for a total of approximately $232.8 million. Included in these totals are the purchases of 407,868 shares of our Class A common shares during the six months ended May 31, 2011, at an average cost of approximately $29.41 per share (including commissions), for a total of approximately $12.0 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At May 31, 2011, we have approximately $17.2 million remaining repurchase authority under the current Stock Purchase Plan.

(2)	Represents shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted shares that vested during the period.
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Articles of Amendment of the Restated and Amended Articles of Incorporation of the Company, as filed with the Florida Department of State on July 26, 1999 (incorporated by reference from exhibit 3.1 of the Company’s Report on Form 8-K dated July 26, 1999)

3.2	Conformed copy of Amended and Restated Articles of Incorporation of the Company, as amended as of July 26, 1999 (incorporated by reference from exhibit 3.2 of the Company’s Report on Form 8-K dated July 26, 1999)

3.3	Conformed copy of Amended and Restated By-Laws of the Company, as amended as of April 9, 2003. (incorporated by reference from exhibit 3.3 of the Company’s Report on Form 10-Q dated April 10, 2003)

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer — filed herewith

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer — filed herewith

32	Section 1350 Certification — filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)
Date: July 7, 2011	/s/ Daniel W. Houser
Daniel W. Houser, Senior Vice President,
Chief Financial Officer, Treasurer and Principal Accounting Officer