Form 10-Q
period 2011-08-31
INTERNATIONAL SPEEDWAY CORP
filed 2011-10-06
CIK 51548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2011

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

INTERNATIONAL SPEEDWAY CORPORATION

(Exact name of registrant as specified in its charter)

FLORIDA	0-2384	59-0709342
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

ONE DAYTONA BOULEVARD, DAYTONA BEACH, FLORIDA	32114
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (386) 254-2700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class A Common Stock Class B Common Stock	27,199,043 shares 20,155,851 shares	as of August 31, 2011 as of August 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL SPEEDWAY CORPORATION

Consolidated Balance Sheets

	November 30, 2010	August 31, 2011
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$84,166	$95,879
Receivables, less allowance of $1,200 in 2010 and $1,000 in 2011	33,935	45,625
Inventories	2,733	3,606
Income taxes receivable	18,108	10,618
Deferred income taxes	4,288	3,997
Prepaid expenses and other current assets	6,776	18,004

Total Current Assets	150,006	177,729
Property and Equipment, net of accumulated depreciation of $589,285 and $635,034 respectively	1,376,751	1,375,796
Other Assets:
Long-term restricted cash and investments	1,002	—
Equity investments	43,689	78,744
Intangible assets, net	178,609	178,713
Goodwill	118,791	118,791
Other	9,901	10,281

	351,992	386,529

Total Assets	$1,878,749	$1,940,054

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$3,216	$2,060
Accounts payable	15,829	28,157
Deferred income	49,202	85,164
Current tax liabilities	4,492	4,346
Other current liabilities	19,000	18,243

Total Current Liabilities	91,739	137,970

Long-Term Debt	303,074	285,680
Deferred Income Taxes	279,641	299,915
Long-Term Tax Liabilities	2,131	1,143
Long-Term Deferred Income	11,915	10,081
Other Long-Term Liabilities	3,072	3,682
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 27,531,352 and 27,037,622 issued and outstanding in 2010 and 2011, respectively	275	270
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 20,373,199 and 20,155,851 issued and outstanding in 2010 and 2011, respectively	203	201
Additional paid-in capital	481,154	460,749
Retained earnings	712,099	746,472
Accumulated other comprehensive loss	(6,554)	(6,109)

Total Shareholders’ Equity	1,187,177	1,201,583

Total Liabilities and Shareholders’ Equity	$1,878,749	$1,940,054

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION

Consolidated Statements of Operations

	Three Months Ended
	August 31, 2010	August 31, 2011
	(Unaudited)
	(In Thousands, Except Share and per Share Amounts)
REVENUES:
Admissions, net	$42,518	$36,278
Motorsports related	102,997	98,819
Food, beverage and merchandise	11,789	12,347
Other	2,890	2,853

	160,194	150,297
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	39,607	37,520
Motorsports related	45,209	37,505
Food, beverage and merchandise	8,069	9,710
General and administrative	26,421	25,810
Depreciation and amortization	18,910	18,985
Impairment of long-lived assets	405	247

	138,621	129,777

Operating income	21,573	20,520
Interest income	31	39
Interest expense	(3,533)	(3,751)
Interest rate swap expense	(14,081)	—
Equity in net loss from equity investments	(85)	(1,843)

Income from continuing operations before income taxes	3,905	14,965
Income taxes	296	5,315

Net income	$3,609	$9,650

Basic and diluted earnings per share:
Net income	$0.08	$0.20

Basic weighted average shares outstanding	48,164,600	47,520,734

Diluted weighted average shares outstanding	48,168,706	47,531,710

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION

Consolidated Statements of Operations

	Nine Months Ended
	August 31, 2010	August 31, 2011
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$116,750	$102,321
Motorsports related	293,311	292,203
Food, beverage and merchandise	36,156	34,995
Other	8,169	8,224

	454,386	437,743
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	107,683	104,739
Motorsports related	105,071	89,629
Food, beverage and merchandise	25,336	27,204
General and administrative	76,913	71,944
Depreciation and amortization	55,694	57,165
Impairment of long-lived assets	1,061	3,119

	371,758	353,800

Operating income	82,628	83,943
Interest income	131	107
Interest expense	(11,782)	(11,432)
Interest rate swap expense	(16,587)	—
Equity in net loss from equity investments	(1,634)	(2,816)

Income from continuing operations before income taxes	52,756	69,802
Income taxes	13,398	26,844

Income from continuing operations	39,358	42,958
Loss from discontinued operations, net of income tax benefits of $25 and $0, respectively	(47)	—

Net income	$39,311	$42,958

Basic and diluted earnings per share:
Income from continuing operations	$0.82	$0.90
Loss from discontinued operations	0.00	—

Net income	$0.82	$0.90

Dividends per share	$0.16	$0.18

Basic weighted average shares outstanding	48,194,160	47,781,307

Diluted weighted average shares outstanding	48,196,515	47,790,618

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION

Consolidated Statement of Shareholders’ Equity

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders Equity
	(Unaudited)
	(In Thousands)
Balance at November 30, 2010	$275	$203	$481,154	$712,099	$(6,554)	$1,187,177
Activity 12/1/10—8/31/11:
Comprehensive income
Net income	—	—	—	42,958	—	42,958
Loss on currency translation, net of tax benefit of $8	—	—	—	—	12	12
Interest expense, net of tax benefit of $280	—	—	—	—	433	433

Total comprehensive income						43,403
Exercise of stock options	—	—	51	—	—	51
Cash dividends ($0.18 per share)	—	—	—	(8,585)	—	(8,585)
Reacquisition of previously issued common stock	(7)	—	(21,246)	—	—	(21,253)
Conversion of Class B Common Stock to Class A Common Stock	2	(2)	—	—	—	—
Income tax benefit related to stock-based compensation	—	—	(276)	—	—	(276)
Stock-based compensation	—	—	1,066	—	—	1,066

Balance at August 31, 2011	$270	$201	$460,749	$746,472	$(6,109)	$1,201,583

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION

Consolidated Statements of Cash Flows

	Nine Months Ended
	August 31, 2010	August 31, 2011
	(Unaudited)
	(In Thousands)
OPERATING ACTIVITIES
Net income	$39,311	$42,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,694	57,165
Stock-based compensation	1,392	1,066
Amortization of financing costs	457	1,030
Deferred income taxes	3,519	20,063
Loss from equity investments	1,634	2,816
Impairment of long-lived assets, non-cash	1,061	3,119
Other, net	33	428
Changes in operating assets and liabilities:
Receivables, net	3,543	(11,690)
Inventories, prepaid expenses and other assets	(13,495)	(12,992)
Accounts payable and other liabilities	(2,301)	7,926
Deferred income	21,907	34,128
Income taxes	(3,546)	6,582

Net cash provided by operating activities	109,209	152,599

INVESTING ACTIVITIES
Capital expenditures	(74,744)	(55,134)
Equity investments and advances to affiliates	(21,354)	(37,871)
Decrease in restricted cash	9,143	1,002
Proceeds from short-term investments	400	—
Purchases of short-term investments	(200)	—
Other, net	—	(48)

Net cash used in investing activities	(86,755)	(92,051)

FINANCING ACTIVITIES
Payment under credit facility	(75,000)	(82,000)
Payment of long-term debt	(3,640)	(1,609)
Proceeds of long-term debt	—	65,000
Deferred financing fees	—	(439)
Exercise of Class A common stock options	—	51
Cash dividend paid	(7,706)	(8,585)
Reacquisition of previously issued common stock	(5,455)	(21,253)

Net cash used in financing activities	(91,801)	(48,835)

Net (decrease) increase in cash and cash equivalents	(69,347)	11,713
Cash and cash equivalents at beginning of period	158,572	84,166

Cash and cash equivalents at end of period	$89,225	$95,879

See accompanying notes.

International Speedway Corporation

Notes to Consolidated Financial Statements

August 31, 2011

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

Because of the seasonal concentration of racing events, the results of operations for the three and nine months ended August 31, 2010 and 2011 are not indicative of the results to be expected for the year.

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

In June 2011, FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles and International Financial Reporting Standards, the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Company is currently evaluating the potential impact that the adoption of this statement will have on its financial statement presentation and will adopt the provision of this statement in fiscal 2012.

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended August 31, 2010 and 2011 (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	August 31, 2010	August 31, 2011	August 31, 2010	August 31, 2011
Basic and diluted:
Income from continuing operations	$3,609	$9,650	$39,358	$42,958
Loss from discontinued operations	—	—	(47)	—

Net income	$3,609	$9,650	$39,311	$42,958

Basic earnings per share denominator:
Weighted average shares outstanding	48,164,600	47,520,734	48,194,160	47,781,307

Basic earnings per share:
Income from continuing operations	$0.08	$0.20	$0.82	$0.90
Loss from discontinued operations	—	—	0.00	—

Net income	$0.08	$0.20	$0.82	$0.90

Diluted earnings per share denominator:
Weighted average shares outstanding	48,164,600	47,520,734	48,194,160	47,781,307
Common stock options	4,106	10,976	2,355	9,311

Diluted weighted average shares outstanding	48,168,706	47,531,710	48,196,515	47,790,618

Diluted earnings per share:
Income from continuing operations	$0.08	$0.20	$0.82	$0.90
Loss from discontinued operations	—	—	0.00	—

Net income	$0.08	$0.20	$0.82	$0.90

Anti-dilutive shares excluded in the computation of diluted earnings per share	275,572	250,476	269,020	258,579

4. Equity and Other Investments

Hollywood Casino at Kansas Speedway

In February 2010, Kansas Entertainment, LLC, (“Kansas Entertainment”) a 50/50 joint venture of Penn Hollywood Kansas, Inc. (“Penn”), a subsidiary of Penn National Gaming, Inc. and Kansas Speedway Development Corporation (“KSDC”), a wholly owned indirect subsidiary of ISC, received the final approval under the Kansas Expanded Lottery Act, along with its gaming license from the Kansas Racing and Gaming Commission, to proceed with the construction of the Hollywood-themed and branded entertainment destination facility, overlooking turn two of Kansas Speedway. Kansas Entertainment began construction of the facility in April 2010 and has a planned opening during February 2012.

The initial phase of this project, including certain changes to the scope and mix of gaming operations and amenities approved by the Kansas Lottery Commission in August 2010, features a 95,000 square foot casino with 2,000 slot machines and 52 table games (including 12 poker tables), a 1,253 space parking structure as well as a sports-themed bar, dining and entertainment options. Kansas Entertainment anticipates funding the initial phase of the development with equity contributions from each partner. KSDC and Penn will share equally in the cost of developing and constructing the facility. The Company currently estimates that its share of capitalized development costs for the project, excluding its contribution of land, will be approximately $155.0 million. Through August 31, 2011, the Company has funded approximately $72.1 million of these capitalized development costs to Kansas Entertainment and expects to fund the remaining amount through the opening of the casino in fiscal 2012. In addition, the Company expects to fund certain working capital needs of the project prior to opening. Also, the Company will continue to incur certain other start up and related costs through opening, which will be expensed through equity in net loss from equity investments. Penn is the managing member of Kansas Entertainment and is responsible for the development and operation of the casino.

The Company has accounted for Kansas Entertainment as an equity investment in its financial statements as of August 31, 2011. The Company’s 50.0 percent portion of Kansas Entertainment’s net loss was approximately $0.1 million and $1.8 million for the three months ended August 31, 2010 and 2011, respectively, and approximately $1.6 million and $2.8 million for the nine months ended August 31, 2010 and 2011, respectively, related to certain start up costs, and is included in equity in net loss from equity investments in its consolidated statements of operations.

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

On March 30, 2011, the New York State Department of Environmental Conservation (“DEC”) published for public comment a series of documents, including an Engineering Work Plan, which will allow the property to be filled. The DEC received comments and subsequently finalized the Engineering Work Plan, as well as a Modified Order on Consent and other related documents. Execution of these documents will allow the property to be filled and remaining environmental remediation to be completed, both of which are necessary precursors for commercial development of the property. The Company believes this is an important step in the development of the property and its potential to bring jobs and economic development to Staten Island. Currently the Company does not anticipate that the DEC documents will be signed or that filling activities will commence until after it has sold its interest in 380 Development.

Motorsports Authentics

The Company is a partner with Speedway Motorsports, Inc. in a 50/50 joint venture, SMISC, LLC, which, through its wholly owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics (“MA”). MA designs, promotes, markets and distributes motorsports licensed merchandise.

The Company has a guaranty exposure, to one NASCAR team licensor which will be satisfied upon MA making certain payments to the team through January 2013. In April 2011, MA made a payment to the team effectively reducing the Company’s guaranty exposure to approximately $2.5 million as of August 31, 2011. While it is possible that some obligation under this guarantee may occur in the future, the amount it will ultimately pay cannot be estimated at this time. In any event, the Company does not believe that the ultimate financial outcome will have a material impact on its financial position or results of operations.

The Company’s investment in MA was previously reduced to zero and it did not recognize any net income or loss from operations of MA during the three and nine months ended August 31, 2010 or 2011, respectively.

5. Goodwill and Intangible Assets

The gross carrying value, accumulated amortization and net carrying value of the major classes of intangible assets relating to the Motorsports Event segment are as follows (in thousands):

	November 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$7	$3

Total amortized intangible assets	10	7	3
Non-amortized intangible assets:
NASCAR—sanction agreements	177,813	—	177,813
Other	793	—	793

Total non-amortized intangible assets	178,606	—	178,606

Total intangible assets	$178,616	$7	$178,609

	August 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$7	$3
Other	108	4	104

Total amortized intangible assets	118	11	107
Non-amortized intangible assets:
NASCAR—sanction agreements	177,813	—	177,813
Other	793	—	793

Total non-amortized intangible assets	178,606	—	178,606

Total intangible assets	$178,724	$11	$178,713

The following table presents current and expected amortization expense of the existing intangible assets as of August 31, 2011 for each of the following periods (in thousands):

Amortization expense for the nine months ended August 31, 2011	$4
Estimated amortization expense for the year ending November 30:
2011	$16
2012	42
2013	26
2014	20
2015	6

There were no changes in the carrying value of goodwill during the three and nine months ended August 31, 2011.

6. Long-Term Debt

Long-term debt consists of the following (in thousands):

	November 30, 2010	August 31, 2011

5.4 percent Senior Notes	$87,018	$87,023
4.6 percent Senior Notes	—	65,000
4.8 percent Revenue Bonds	1,541	1,356
6.8 percent Revenue Bonds	1,180	—
6.3 percent Term Loan	50,994	50,750
TIF bond debt service funding commitment	63,557	63,611
Revolving Credit Facility	102,000	20,000

	306,290	287,740
Less: current portion	3,216	2,060

	$303,074	$285,680

The Company has registered senior notes (the “5.4 percent Senior Notes”) which bear interest at 5.4 percent and are due April 2014, which require semi-annual interest payments on April 15 and October 15 through their maturity. The 5.4 percent Senior Notes may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company’s wholly owned domestic subsidiaries are guarantors of the 5.4 percent Senior Notes. The 5.4 percent Senior Notes also contain various restrictive covenants. At August 31, 2011, outstanding unsecured 5.4 percent Senior Notes totaled approximately $87.0 million, net of unamortized discounts.

In June 2008, the Company entered into an interest rate swap agreement to effectively lock in a substantial portion of the interest rate exposure on approximately $150.0 million notional amount in anticipation of refinancing the $150.0 million of senior notes that matured in April 2009. This interest rate swap was designated and qualified as a cash flow hedge under ASC 815, “Accounting for Derivatives and Hedging.” As a result of the uncertainty with the U.S. credit markets, in February 2009, the Company amended and re-designated its interest rate swap agreement as a cash flow hedge with an expiration in February 2011. During fiscal 2010, based on its current financial position and reduction in the anticipated debt issuance from $150.0 million to $65.0 million, the Company discontinued this cash flow hedge and settled the related liability. As a result of these transactions the Company recognized expense associated with this interest rate swap of approximately $14.1 million and $16.6 million, for the three and nine months ended August 31, 2010, respectively, which is recorded as interest rate swap expense on the consolidated statement of operations. At August 31, 2011, the Company has approximately $6.1 million, net of tax, deferred in accumulated other comprehensive loss associated with this interest rate swap which is being amortized as interest expense over life of the private placement completed in January 2011 (see below). The Company expects to recognize approximately $1.1 million of this balance during the next 12 months in the consolidated statement of operations.

In January 2011, the Company completed an offering of approximately $65.0 million principal amount of senior unsecured notes in a private placement (“4.6 percent Senior Notes”). These notes, which bear interest at 4.6 percent and are due January 2021, require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.6 percent Senior Notes may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company’s wholly owned domestic subsidiaries are guarantors of the 4.6 percent Senior Notes. The 4.6 percent Senior Notes also contain various restrictive covenants. The deferred financing fees, along with the aforementioned deferred interest rate swap balance included in accumulated other comprehensive loss, are treated as additional interest expense and are being amortized over the life of the 4.6 percent Senior Notes, on a straight-line method, which approximates the effective yield method. At August 31, 2011, outstanding principal on the 4.6 percent Senior Notes was approximately $65.0 million.

The Company’s wholly owned subsidiary, Raceway Associates, LLC, which owns and operates Chicagoland Speedway and Route 66 Raceway, has the following debt outstanding:

•

Revenue bonds payable (“4.8 percent Revenue Bonds”) consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.8 percent Revenue Bonds have an interest rate of 4.8 percent and a monthly payment of $29,000 principal and interest. At August 31, 2011, outstanding principal on the 4.8 percent Revenue Bonds was approximately $1.4 million.

•

Revenue bonds payable (“6.8 percent Revenue Bonds”) that are special service area revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 6.8 percent Revenue Bonds are billed and paid as a special assessment on real estate taxes. Interest payments are due on a semi-annual basis at 6.8 percent with principal payments due annually. On August 31, 2011, the Company repaid the outstanding principal on the 6.8 percent Revenue Bonds.

The term loan (“6.3 percent Term Loan”), in connection with the construction of the Company’s International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.3 percent, and a current monthly payment of approximately $292,000. At August 31, 2011, the outstanding principal on the 6.3 percent Term Loan was approximately $50.8 million.

At August 31, 2011, outstanding taxable special obligation revenue (“TIF”) bonds, in connection with the financing of construction of Kansas Speedway, totaled approximately $63.6 million, net of the unamortized discount, which is comprised of a $14.6 million principal amount, 6.2 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.

In November 2010, the Company entered into a $300.0 million revolving credit facility (“2010 Credit Facility”). The 2010 Credit Facility contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions. Upon execution of the 2010 Credit Facility, the Company terminated its then existing $300.0 million revolving credit facility. The 2010 Credit Facility is scheduled to mature in November 2015, and accrues interest at LIBOR plus 150.0—225.0 basis points, depending on the better of the Company’s debt rating as determined by specified rating agencies or the Company’s leverage ratio. The 2010 Credit Facility contains various restrictive covenants. At August 31, 2011, the Company had approximately $20.0 million outstanding under the 2010 Credit Facility.

Total interest expense from continuing operations incurred by the Company was approximately $3.5 million and $3.8 million for the three months ended August 31, 2010 and 2011, respectively, and approximately $11.8 million and $11.4 million for the nine months ended August 31, 2010 and 2011, respectively. Total interest capitalized for the three months ended August 31, 2010 and 2011 was approximately $0.7 million and $0.9 million, respectively, and approximately $1.5 million and $1.9 million for the nine months ended August 31, 2010 and 2011, respectively.

Financing costs of approximately $5.1 million and $5.0 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2010 and August 31, 2011, respectively. These costs are being amortized on a straight-line method, which approximates the effective yield method, over the life of the related financing.

7. Financial Instruments

Various inputs are considered when determining the carrying values of cash and cash equivalents, accounts receivable, short-term investments, accounts payable, and accrued liabilities which approximate fair value due to the short-term maturities of these assets and liabilities. These inputs are summarized in the three broad levels listed below:

•	Level 1—observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets

•	Level 2—other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.)

•	Level 3—significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

At August 31, 2011, the Company had money market funds totaling approximately $69.4 million which are included in cash and cash equivalents in its consolidated balance sheets. All inputs used to determine fair value are considered level 1 inputs.

Fair values of long-term debt are based on quoted market prices at the date of measurement. The Company’s credit facilities approximate fair value as they bear interest rates that approximate market. These inputs used to determine fair value are considered level 2 inputs. The fair value of the remaining long-term debt, as determined by quotes from financial institutions, was approximately $203.6 million compared to the carrying amount of approximately $204.3 million and approximately $266.9 million compared to the carrying amount of approximately $267.7 million at November 30, 2010 and August 31, 2011, respectively.

The Company had no level 3 inputs as of August 31, 2011.

8. Capital Stock

Stock Purchase Plan

The Company has a share repurchase program (“Stock Purchase Plan”) under which it is authorized to purchase up to $250.0 million of its outstanding Class A common shares. In October 2011, the Company’s Board of Directors authorized an incremental $80.0 million increase to the Stock Purchase Plan. The timing and amount of any shares repurchased under the Stock Purchase Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plan may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates.

Since inception of the Stock Purchase Plan through August 31, 2011, the Company has purchased 5,963,581 shares of its Class A common shares, for a total of approximately $241.8 million. Included in these totals are the purchases of 740,968 shares of its Class A common shares during the nine months ended August 31, 2011, at an average cost of approximately $28.33 per share (including commissions), for a total of approximately $21.0 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At October 6, 2011, the Company had approximately $84.8 million, which includes the incremental increase, remaining repurchase authority under its current Stock Purchase Plan.

9. Long-Term Stock Incentive Plan

In May 2011, the Company awarded and issued a total of 50,798 restricted shares of the Company’s Class A common shares to certain officers and managers under the Company’s Long-Term Stock Incentive Plan (the “2006 Plan”). The shares of restricted stock awarded in May 2011, vest at the rate of 50.0 percent on the third anniversary of the award date and the remaining 50.0 percent on the fifth anniversary of the award date. The weighted average grant date fair value of these restricted share awards was $30.60 per share. In accordance with ASC 718, “Compensation—Stock Compensation” the Company is recognizing stock-based compensation on these restricted shares awarded on the accelerated method over the requisite service period.

In July 2011, the Company awarded and issued a total of 10,560 restricted shares of the Company’s Class A common shares to certain non-employee directors under the 2006 Plan. The shares of restricted stock awarded in July 2011, vest at the rate of 100.0 percent on the one year anniversary after the date of grant. The weighted average grant date fair value of these restricted share awards was $28.41 per share. In accordance with ASC 718, the Company is recognizing stock-based compensation on these restricted shares awarded on the straight-line method over the requisite service period.

10. Income Taxes

As of August 31, 2011, in accordance with ASC 740, “Income Taxes,” the Company has a total liability of approximately $5.5 million for uncertain tax positions, inclusive of tax, interest, and penalties. Of this amount, approximately $4.1 million represents income tax liability for uncertain tax positions related to various state income tax matters. If the accrued liability was de-recognized, approximately $3.0 million of taxes would impact the Company’s consolidated statement of operations as a reduction to its effective tax rate. Included in the balance sheet at August 31, 2011 are approximately $1.6 million of items of which, under existing tax laws, the ultimate deductibility is certain but for which the timing of the deduction is uncertain. Because of the impact of deferred income tax accounting, a deduction in a subsequent period would result in a deferred tax asset. Accordingly, upon de-recognition, the tax benefits associated with the reversal of these timing differences would have no impact, except for related interest and penalties, on the Company’s effective income tax rate.

The Company recognizes interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. As of August 31, 2011, the total amounts for accrued interest and penalties were approximately $1.3 million and approximately $0.1 million, respectively. If the accrued interest and penalties were de-recognized, approximately $0.8 million would impact the Company’s consolidated statement of operations as a reduction to its effective tax rate.

The Company continues to pursue settlements with the appropriate state tax authorities related to certain state tax issues, as well as in connection with our previously settled examination with the Internal Revenue Service, and on similar terms. The Company expects to pay between $2.5 million and $3.0 million in total to finalize all pending settlements with various states within the next 3 to 6 months. The Company believes that it has provided adequate reserves related to these various state matters including interest charges through August 31, 2011, and, as a result, does not expect that such an outcome would have a material adverse effect on results of operations.

The Company’s effective income tax rate for the three and nine months ended August 31, 2011 approximated the statutory income tax rate. The Company’s de-recognition of potential interest and penalties associated with certain state settlements as well as certain state credits accrued during the first quarter of fiscal 2010 are the principal causes of the decreased effective income tax rate for the three and nine months ended August 31, 2010. As a result of these items, the Company’s effective income tax rate decreased from the statutory income tax rate to approximately 7.6 percent and 24.5 percent for the three and nine months ended August 31, 2010.

11. Related Party Disclosures and Transactions

All of the racing events that take place during the Company’s fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association, the American Motorcyclist Association, the Automobile Racing Club of America, the American Sportbike Racing Association—Championship Cup Series, the Federation Internationale de L’Automobile, the Federation Internationale Motocycliste, Grand American Road Racing Association, Historic Sportscar Racing, IZOD IndyCar Series,

National Association for Stock Car Auto Racing (“NASCAR”), National Hot Rod Association, the Porsche Club of America, the Sports Car Club of America, the Sportscar Vintage Racing Association, the United States Auto Club and the World Karting Association. NASCAR, which sanctions many of the Company’s principal racing events, is a member of the France Family Group which controls approximately 71.0 percent of the combined voting power of the outstanding stock of the Company, as of August 31, 2011, and some members of which serve as directors and officers of the Company. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR and its subsidiaries from continuing operations for disbursement to competitors, which are exclusive of NASCAR and its subsidiaries sanction fees, totaled approximately $31.9 million and $29.6 million for the three months ended August 31, 2010 and 2011, respectively, and $90.2 million and $86.4 million for the nine months ended August 31, 2010 and 2011, respectively.

Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire NASCAR Sprint Cup, Nationwide and Camping World Truck series schedules. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Sprint Cup, Nationwide and Camping World Truck series event as a component of its sanction fees. The promoter records 90.0 percent of the gross broadcast rights fees as revenue and then records 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors. Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event. The Company’s television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events conducted at its wholly-owned facilities, and recorded as part of motorsports related revenue, were approximately $61.5 million and $61.1 million for the three months ended August 31, 2010 and 2011, respectively, and $187.7 million and $191.8 million for the nine months ended August 31, 2010 and 2011, respectively.

12. Commitments and Contingencies

In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal and any required premium and interest on the 2002 STAR Bonds. At August 31, 2011, the Unified Government had approximately $2.6 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.

In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling approximately $4.0 million at August 31, 2011. At August 31, 2011, there were no amounts drawn on the standby letters of credit.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at prices comparable to unaffiliated customers. The following tables provide segment reporting of the Company for the three and nine months ended August 31, 2010 and 2011 (in thousands):

	Three Months Ended August 31, 2010
	Motorsports Event	All Other	Total
Revenues	$151,173	$9,502	$160,675
Depreciation and amortization	16,678	2,232	18,910
Operating income	21,690	(117)	21,573
Capital expenditures	21,681	1,914	23,595
Total assets	1,618,676	261,815	1,880,491
Equity investments	—	33,768	33,768

	Three Months Ended August 31, 2011
	Motorsports Event	All Other	Total
Revenues	$140,685	$10,128	$150,813
Depreciation and amortization	17,188	1,797	18,985
Operating income	20,263	257	20,520
Capital expenditures	21,964	7,869	29,833
Total assets	1,642,727	297,327	1,940,054
Equity investments	—	78,744	78,744

	Nine Months Ended August 31, 2010
	Motorsports	All
	Event	Other	Total
Revenues	$429,644	$26,394	$456,038
Depreciation and amortization	49,262	6,432	55,694
Operating income (loss)	83,783	(1,155)	82,628
Capital expenditures	53,605	21,139	74,744

	Nine Months Ended August 31, 2011
	Motorsports	All
	Event	Other	Total
Revenues	$415,318	24,031	439,349
Depreciation and amortization	51,795	5,370	57,165
Operating income (loss)	83,013	(1,070)	83,943
Capital expenditures	44,371	10,763	55,134

Intersegment revenues were approximately $0.5 million for the three months ended August 31, 2010 and 2011, respectively, and approximately $1.7 million and $1.6 million for the nine months ended August 31, 2010 and 2011, respectively.

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

Included in the tables below, are condensed consolidating balance sheets as of November 30, 2010 and August 31, 2011, condensed consolidating statements of operations for the three and nine months ended August 31, 2010 and 2011, and condensed consolidating statements of cash flows for the nine months ended August 31, 2010 and 2011, of: (a) the Parent; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate Parent with guarantor and non-guarantor subsidiaries; and (e) the Company on a consolidated basis (in thousands).

	Condensed Consolidating Balance Sheet at November 30, 2010
	Parent Company	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Current assets	$68,252	$72,696	$19,309	$(10,251)	$150,006
Property and equipment, net	33,728	1,032,695	310,328	—	1,376,751
Advances to and investments in subsidiaries	2,095,234	660,368	43,722	(2,799,324)	—
Other assets	4,702	301,223	46,067	—	351,992

Total Assets	$2,201,916	$2,066,982	$419,426	$(2,809,575)	$1,878,749

Current liabilities	$(10,058)	$71,278	$17,211	$13,308	$91,739
Long-term debt	893,108	271,002	213,911	(1,074,947)	303,074
Deferred income taxes	27,018	234,742	17,881	—	279,641
Other liabilities	2,131	12,825	2,162	—	17,118
Total shareholders’ equity	1,289,717	1,477,135	168,261	(1,747,936)	1,187,177

Total Liabilities and Shareholders’ Equity	$2,201,916	$2,066,982	$419,426	$(2,809,575)	$1,878,749

	Condensed Consolidating Balance Sheet at August 31, 2011
	Parent Company	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Current assets	$57,039	$110,128	$28,889	$(18,327)	$177,729
Property and equipment, net	31,326	1,034,549	309,921	—	1,375,796
Advances to and investments in subsidiaries	2,041,769	714,619	64,742	(2,821,130)	—
Other assets	5,319	301,115	80,095	—	386,529

Total Assets	$2,135,453	$2,160,411	$483,647	$(2,839,457)	$1,940,054

Current liabilities	$(4,631)	$126,817	$34,253	$(18,469)	$137,970
Long-term debt	887,890	175,335	244,181	(1,021,726)	285,680
Deferred income taxes	47,278	234,742	17,895	—	299,915
Other liabilities	1,143	11,601	2,162	—	14,906
Total shareholders’ equity	1,203,773	1,611,916	185,156	(1,799,262)	1,201,583

Total Liabilities and Shareholders’ Equity	$2,135,453	$2,160,411	$483,647	$(2,839,457)	$1,940,054

	Condensed Consolidating Statement of Operations For The Three Months Ended August 31, 2010
	Parent Company	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$644	$139,298	$39,359	$(19,107)	$160,194
Total expenses	8,342	109,780	39,606	(19,107)	138,621
Operating (loss) income	(7,698)	29,518	(247)	—	21,573
Interest and other (expense) income, net	(13,741)	2,291	(1,774)	(4,444)	(17,668)
Net (loss) income	(18,732)	28,758	(1,973)	(4,444)	3,609

	Condensed Consolidating Statement of Operations For The Three Months Ended August 31, 2011
	Parent Company	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$776	$76,856	$37,830	$34,835	$150,297
Total expenses	6,652	54,011	34,279	34,835	129,777
Operating (loss) income	(5,876)	22,845	3,551	—	20,520
Interest and other (expense) income, net	(17,416)	4,435	(3,565)	10,991	(5,555)
Net (loss) income	(34,870)	33,543	(14)	10,991	9,650

	Condensed Consolidating Statement of Operations For The Nine Months Ended August 31, 2010
	Parent Company	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$2,014	$462,282	$74,841	$(84,751)	$454,386
Total expenses	23,956	352,813	79,740	(84,751)	371,758
Operating (loss) income	(21,942)	109,469	(4,899)	—	82,628
Interest and other (expense) income, net	(11,510)	6,436	(7,060)	(17,738)	(29,872)
(Loss) income from continuing operations	(33,074)	102,081	(11,911)	(17,738)	39,358
Net (loss) income	(33,074)	102,081	(11,958)	(17,738)	39,311

	Condensed Consolidating Statement of Operations For The Nine Months Ended August 31, 2011
	Parent Company	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$2,299	$394,335	$72,916	$(31,807)	$437,743
Total expenses	19,440	292,936	73,231	(31,807)	353,800
Operating (loss) income	(17,141)	101,399	(315)	—	83,943
Interest and other (expense) income, net	(19,288)	13,138	(7,966)	(25)	(14,141)
Net (loss) income	(57,381)	108,623	(8,259)	(25)	42,958

	Condensed Consolidating Statement of Cash Flows For The Nine Months Ended August 31, 2010
	Parent Company	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(53,624)	$144,492	$18,525	$(184)	$109,209
Net cash provided by (used in) investing activities	128,105	(191,510)	(23,534)	184	(86,755)
Net cash used in financing activities	(88,161)	(3,640)	—	—	(91,801)

	Condensed Consolidating Statement of Cash Flows For The Nine Months Ended August 31, 2011
	Parent Company	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(5,441)	$167,393	$14,371	$(23,724)	$152,599
Net cash provided by (used in) investing activities	64,220	(169,324)	(10,671)	23,724	(92,051)
Net cash used in financing activities	(47,226)	(1,180)	(429)	—	(48,835)

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

As of August 31, 2011, goodwill and other intangible assets and property and equipment accounts for approximately $1,673.3 million, or 86.3 percent of our total assets. We account for our goodwill and other intangible assets in accordance with ASC 350, “Intangibles—Goodwill and Other,” and for our long-lived assets in accordance with ASC 360, “Property, Plant and Equipment.”

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

While we continue to review and analyze many factors that can impact our business prospects in the future (as further described in “Risk Factors”), our analysis is subjective and is based on conditions existing at, and trends leading up to, the time the estimates and assumptions are made. Different conditions or assumptions, or changes in cash flows or profitability, if significant, could have a material adverse effect on the outcome of the impairment evaluation and our future condition or results of operations. Despite the current adverse economic trends, particularly credit availability, the decline in consumer confidence and the sustained level of high unemployment, which have recently contributed to the decrease in attendance related, as well as corporate partner, revenues for certain of our motorsports events since fiscal 2008, we believe there has been no significant change in the long-term fundamentals of our ongoing motorsports event business. We believe our present operational and cash flow outlook further support our conclusion.

In connection with our fiscal 2010 assessment of goodwill and intangible assets for possible impairment, we used the methodology described above. We believe our methods used to determine fair value and evaluate possible impairment were appropriate, relevant, and represent methods customarily available and used for such purposes. Our latest annual assessment of goodwill and other intangible assets in the fourth quarter of fiscal 2010 indicated there had been no impairment and the fair value substantially exceeded the carrying value for the respective reporting units, except for one reporting unit that was recently acquired. The estimated fair value for this one reporting unit, which has goodwill of less than $20.0 million, exceeded the carrying value by less than 5 percent as determined using our internal discounted cash flow methodology. We believe comparable market transactions would support a substantially higher valuation.

In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments we exert significant influence on the investee but do not have effective control over the investee, which adds an additional element of risk that can adversely impact our financial position and results of operations. The carrying value of our equity investments was $78.7 million at August 31, 2011.

Income Taxes. The tax laws require that certain items be included in our tax return at different times than when these items are reflected in our consolidated financial statements. Some of these differences are permanent, such as expenses not deductible on our tax return. However, some differences reverse over time, such as depreciation expense, and these temporary differences create deferred tax assets and liabilities. Our estimates of deferred income taxes, and the significant items giving rise to deferred tax assets and liabilities, reflect our assessment of actual future taxes to be paid on items reflected in our financial statements, giving consideration to both timing and probability of realization. Actual income taxes could vary significantly from these estimates due to future changes in income tax law or changes or adjustments resulting from final review of our tax returns by taxing authorities, which could also adversely impact our cash flow.

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

Equity and Other Investments

Hollywood Casino at Kansas Speedway

In February 2010, Kansas Entertainment, LLC, (“Kansas Entertainment”) a 50/50 joint venture of Penn Hollywood Kansas, Inc. (“Penn”), a subsidiary of Penn National Gaming, Inc. and Kansas Speedway Development Corporation (“KSDC”), a wholly owned indirect subsidiary of ISC, received the final approval under the Kansas Expanded Lottery Act, along with its gaming license from the Kansas Racing and Gaming Commission, to proceed with the construction of the Hollywood-themed and branded entertainment destination facility, overlooking turn two of Kansas Speedway. Kansas Entertainment began construction of the facility in April 2010 and has a planned opening during February 2012.

The initial phase of this project, including certain changes to the scope and mix of gaming operations and amenities approved by the Kansas Lottery Commission in August 2010, features a 95,000 square foot casino with 2,000 slot machines and 52 table games (including 12 poker tables), a 1,253 space parking structure as well as a sports-themed bar, dining and entertainment options. Kansas Entertainment anticipates funding the initial phase of the development with equity contributions from each partner. KSDC and Penn will share equally in the cost of developing and constructing the facility. We currently estimate that our share of capitalized development costs for the project, excluding our contribution of land, will be approximately $155.0 million. Through August 31, 2011, we have funded approximately $72.1 million of these capitalized development costs to Kansas Entertainment and expect to fund the remaining amount through the opening of the casino in fiscal 2012. In addition, we expect to fund certain working capital needs of the project prior to opening. Also, we will continue to incur certain other start up and related costs through opening, which will be expensed through equity in net loss from equity investments. Penn is the managing member of Kansas Entertainment and is responsible for the development and operation of the casino.

We have accounted for Kansas Entertainment as an equity investment in our financial statements as of August 31, 2011. Our 50.0 percent portion of Kansas Entertainment’s net loss was approximately $0.1 million and $1.8 million for the three months ended August 31, 2010 and 2011, respectively, and approximately $1.6 million and $2.8 million for the nine months ended August 31, 2010 and 2011, respectively, related to certain start up costs, and is included in equity in net loss from equity investments in our consolidated statements of operations.

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

On March 30, 2011, the New York State Department of Environmental Conservation (“DEC”) published for public comment a series of documents, including an Engineering Work Plan, which will allow the property to be filled. The DEC received comments and subsequently finalized the Engineering Work Plan, as well as a Modified Order on Consent and other related documents. Execution of these documents will allow the property to be filled and remaining environmental remediation to be completed, both of which are necessary precursors for commercial development of the property. We believe this is an important step in the development of the property and its potential to bring jobs and economic development to Staten Island. Currently we do not anticipate that the DEC documents will be signed or that filling activities will commence until after we have sold our interest in 380 Development.

Motorsports Authentics

We are a partner with Speedway Motorsports, Inc. in a 50/50 joint venture, SMISC, LLC, which, through its wholly owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics (“MA”). MA designs, promotes, markets and distributes motorsports licensed merchandise.

We have a guaranty exposure, to one NASCAR team licensor which will be satisfied upon MA making certain payments to the team through January 2013. In April 2011, MA made a payment to the team effectively reducing our guaranty exposure to approximately $2.5 million as of August 31, 2011. While it is possible that some obligation under this guarantee may occur in the future, the amount we will ultimately pay cannot be estimated at this time. In any event, we do not believe that the ultimate financial outcome will have a material impact on our financial position or results of operations.

Our investment in MA was previously reduced to zero and we did not recognize any net income or loss from operations of MA during the three and nine months ended August 31, 2010 or 2011, respectively.

Stock Purchase Plans

An important component of our capital allocation strategy is returning capital to shareholders. We have solid operating margins that generate substantial operating cash flow. Using these internally generated proceeds, we have returned a significant amount of capital to shareholders primarily through our share repurchase program.

We have a share repurchase program (“Stock Purchase Plan”) under which we are authorized to purchase up to $250.0 million of our outstanding Class A common shares. In October 2011, our Board of Directors authorized an incremental $80.0 million increase to the Stock Purchase Plan. The timing and amount of any shares repurchased under the Stock Purchase Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plan may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates.

Since inception of the Stock Purchase Plan through August 31, 2011, we have purchased 5,963,581 shares of our Class A common shares, for a total of approximately $241.8 million. Included in these totals are the purchases of 740,968 shares of our Class A common shares during the nine months ended August 31, 2011, at an average cost of approximately $28.33 per share (including commissions), for a total of approximately $21.0 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At October 6, 2011, we have approximately $84.8 million, which includes the incremental increase, remaining repurchase authority under our current Stock Purchase Plan.

Income Taxes

Our effective income tax rate for the three and nine months ended August 31, 2011 approximated the statutory income tax rate. Our effective income tax rate decreased from the statutory income tax rate to approximately 7.6 percent and 25.4 percent for the three and nine months ended August 31, 2010. The de-recognition of potential interest and penalties associated with certain state settlements as well as certain state credits accrued during the first quarter of fiscal 2010 are the principal causes of the decreased effective income tax rate for the three and nine months ended August 31, 2010.

Future Trends in Operating Results

Economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, credit availability, interest rates and taxation rates, may impact our ability to sell tickets to our events and to secure revenues from corporate marketing partnerships. We believe that adverse economic trends, particularly the sustained level of high unemployment and decreased consumer confidence significantly contributed to the level of attendance for certain of our motorsports entertainment events during the recession beginning in 2008. We expect certain of these trends to persist through fiscal 2011, which have had and we expect to continue to have an impact on our business, especially attendance-related and corporate partner revenues. Mitigating the potential decline in certain revenue categories, primarily attendance-related and corporate partner revenues, are cost containment initiatives already implemented. These initiatives have had, and are expected to continue to have, a positive impact on our financial position.

Admissions

An important component of our operating strategy has been our long-standing practice of focusing closely on supply and demand when evaluating ticket pricing and adjusting capacity at our facilities. By effectively managing ticket prices and seating capacity, we can stimulate ticket renewals and advance sales. Advance ticket sales result in earlier cash flow and reduce the potential negative impact of actual, as well as, forecasted inclement weather on ticket sales. With any ticketing program, we first examine our ticket pricing structure to ensure that prices are in line with market demand. When determined necessary, we will adjust ticket pricing.

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

In addition to changes to our ticket pricing structure, we are motivating our customers to renew early with various incentives as well as special access privileges. Adjusting sellable seating capacity at our major motorsports facilities that host NASCAR Sprint Cup series events is another initiative to help regain a more normalized advance ticket sales trend. Since fiscal 2010, we have reduced sellable capacity by approximately 9.0 percent. The reduction of sellable capacity, which is primarily driven by providing improved and wider seating for our fans, is enhancing the overall guest experience. Also contributing to the reduction in sellable capacity, we have temporarily covered seats at two of our major motorsports facilities to tighten ticket capacity. As an ancillary benefit to temporarily reducing sellable capacity is the operational savings in those sections of the facilities.

We are actively pursuing new customers through various segmented marketing programs. We have expanded our youth initiatives to encourage families to attend. In many instances, children 12 and under are admitted free with a ticketed adult. The younger demographic is our next generation race fan. To market to this demographic, traditional means of advertising may not be adequate to reach them effectively. Other mediums, primarily social media channels, more effectively reach and resonate with the youth segment. We are actively involved in creating an interactive dialogue and interest with current and potential fans. In addition, we are implementing programs aimed at engaging first-time race fans to educate them on getting the most out of the experience and a better understanding of the sport.

Corporate Partnerships

With regard to corporate marketing partner relationships, we believe that our presence in key metropolitan statistical areas, year-round event schedule, impressive portfolio of major motorsports events and attractive fan demographics are beneficial as we continue to pursue renewal and expansion of existing marketing partnerships and establish new corporate relationships.

Our corporate sales team continues to generate strong levels of interest from corporate prospects. While economic trends continue to impact corporate budgets and sales, we are experiencing pricing stabilization of our inventory of assets. During the third quarter of fiscal 2011, we announced a multi-year race entitlement partnership with Wonderful Pistachios at Richmond International Raceway (“Richmond”). In addition, we announced the 2012 Toyota Camry will serve as the official pace car for the 54th Annual Daytona 500, coinciding with a major launch of this new vehicle and marking the first time that a Toyota has paced the Daytona 500. Subsequent to the quarter, we announced a multi-year agreement with Good Sam Club for sponsorship of the Talladega Superspeedway’s (“Talladega”) fall NASCAR Sprint Cup Series race. For the year, we have sold all of our 2011 NASCAR Sprint Cup and Nationwide series event entitlements. We continue to believe that new business from our corporate marketing relationships is stabilizing and will grow over the long term, contributing to strong earnings and cash flow stability and predictability.

Television Broadcast and Ancillary Media Rights

Domestic broadcast and ancillary media rights fees revenues are an important component of our revenue and earnings stream. Starting in 2007, NASCAR entered into combined eight-year agreements with FOX, ABC/ESPN, TNT and SPEED for the domestic broadcast and related rights for its three national touring series—Sprint Cup, Nationwide and Camping World Truck. The agreements total approximately $4.5 billion to the industry over the eight-year period from 2007 through 2014. This results in an approximate $560.0 million gross average annual rights fee for the industry, a more than 40.0 percent increase over the previous contract average of $400.0 million annually. The industry rights fees will be approximately $565.0 million for 2011. The industry rights fees are scheduled to increase, on average, by approximately three percent per year through the 2014 season. The annual increase is expected to vary between two and four percent per year over the period.

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

While the media landscape continues to evolve, we believe NASCAR’s position in the sports and entertainment industry remains strong. It remains the second highest rated regular season sport on television. On average per event for the most recently completed regular season, NASCAR has the second largest number of viewers and people watching together as well as the largest percentage of female viewers. For the first 26 NASCAR Sprint Cup Series telecasts this season viewership is up approximately 9.0 percent over 2010. This is comparable to viewership NASCAR enjoyed in 2009. Importantly, the 18- to 34-year-old male viewership is up 23.0 percent from last season.

The NASCAR Sprint Cup series is the number two sport among all key demographic groups, trailing only the NFL. In addition, the NASCAR Nationwide series is the second-highest rated motorsports series on television and the NASCAR Camping World Truck series is the third-highest rated motorsports series on cable television.

In addition, we benefit from NASCAR’s ancillary rights agreements for which we receive contracted revenues from various partners such as Turner Sports (NASCAR.COM) and SiriusXM Radio. We also receive, at times, revenues for international broadcasting, NASCAR images, specialty pay-per-view telecasts and other media content distribution. The various contracted agreements are negotiated separately, and vary in term and duration.

These long-term contracts give significant cash flow visibility to us, race teams and NASCAR over the contract period. Television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events conducted at our wholly owned facilities under these agreements, and recorded as part of motorsports related revenue, were approximately $61.5 million and $61.1 million for the three months ended August 31, 2010 and 2011, respectively, and $187.7 million and $191.8 million for the nine months ended August 31, 2010 and 2011, respectively. Operating income generated by these media rights were approximately $45.2 million and $44.7 million for the three months ended August 31, 2010 and 2011, respectively, and $137.9 million and $140.7 million for the nine months ended August 31, 2010 and 2011, respectively.

As media rights revenues fluctuate so do the variable costs tied to the percentage of broadcast rights fees required to be paid to competitors as part of NASCAR Sprint Cup, Nationwide and Camping World Truck series sanction agreements. NASCAR prize and point fund monies, as well as sanction fees (“NASCAR direct expenses”), are outlined in the sanction agreement for each event and are negotiated in advance of an event. As previously discussed, included in these NASCAR direct expenses are amounts equal to 25.0 percent of the gross domestic television broadcast rights fees allocated to our NASCAR Sprint Cup, Nationwide and Camping World Truck series events, as part of prize and point fund money (See “Critical Accounting Policies and Estimates—Revenue Recognition”). These annually negotiated contractual amounts paid to NASCAR contribute to the support and growth of the sport of NASCAR stock car racing through payments to the teams and sanction fees paid to NASCAR. As such, we do not expect these costs to materially decrease in the future as a percentage of admissions and motorsports related income.

Sanctioning Bodies

Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction events at our facilities, particularly with NASCAR, whose sanctioned events at our wholly owned facilities accounted for approximately 89.8 percent of our revenues in fiscal 2010. NASCAR continues to entertain and discuss proposals from track operators regarding potential realignment of their portfolio of NASCAR Sprint Cup Series dates to more geographically diverse and potentially more desirable markets where there may be greater demand, resulting in an opportunity for increased revenues to the track operators. We believe that realignments have provided, and will continue to provide, incremental net positive revenue and earnings as well as further enhance the sport’s exposure in highly desirable markets, which we believe benefits the sport’s fans, teams, sponsors and television broadcast partners as well as promoters.

Capital Improvements

We compete for the consumers’ discretionary dollar with other entertainment options such as concerts and other major sporting events not just motorsport events. To better meet our customer’s expectations, we are committed to improving the guest experience through on-going capital improvements at our facilities to better position the Company for long-term growth. While we focus on allocating our capital to generate returns in excess of our cost of capital, certain of these capital improvement investments do not provide immediate, directly traceable positive returns on invested capital, but are required to maintain our facilities to be able to host our events. We are confident that our focus on driving incremental earnings by improving the customer experience through various capital improvement initiatives will lead to increased ticket sales as well pricing power in the longer term. Major examples of these efforts include:

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

•

We completed our repaving project at Daytona. In addition, we made frontstretch fan improvements and superstretch hospitality improvements at Daytona, which included the addition of the Superstretch Fan Zone and improved tram infrastructure, and we constructed a new 1/4 mile Flat Track facility which hosted successful AMA motorcycle events;

•	We completed a major seat enhancement project at Talladega by installing new wider stadium style seats and increased leg room; and

•	We constructed a new state-of-the-art LED leader board and video screens at Richmond.

Fiscal 2011

•	We have completed an upgrade to the leaderboard at Michigan;

•	We completed new and enhanced restroom and concession facilities at Martinsville Speedway and Chicagoland Speedway (“Chicagoland”);

•	We have completed new campground shower house facilities at Talladega;

•	We repaired, which included slight configuration changes to the track at Phoenix International Raceway (“Phoenix”);

•	We are repaving Michigan and have expanded a pedestrian tunnel for improved fan access to the infield fan areas;

•	We are making grandstand seating enhancements and infield improvements at Watkins Glen International (“Watkins Glen”);

•	We have installed track lighting and completed seating enhancements at Kansas Speedway (“Kansas”); and

•	We have upgraded the audio system to complement the state-of-the-art leaderboard and video screens at Richmond.

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

Seasonality and Quarterly Results

We derive most of our income from a limited number of NASCAR-sanctioned races. As a result, our business has been, and is expected to remain, highly seasonal based on the timing of major racing events. For example, in prior years, one of our NASCAR Sprint Cup races was traditionally held on the Sunday proceeding Labor Day. Accordingly, the revenues and expenses for that race and/or the related supporting events may be recognized in either the fiscal quarter ending August 31 or the fiscal quarter ending November 30.

Future schedule changes as determined by NASCAR or other sanctioning bodies, as well as our request for event realignment or the acquisition of additional, or divestiture of existing, motorsports facilities could impact the timing of our major events in comparison to prior or future periods.

Because of the seasonal concentration of racing events, the results of operations for the three and nine month periods ended August 31, 2010 and 2011 are not indicative of the results to be expected for the year.

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

The adjustments for 2010 relate to the pre-opening expenses for Hollywood Casino at Kansas Speedway—equity in net loss from equity investment, impairments of certain other long-lived assets, interest rate swap expense and de-recognition of interest and penalties related to the previously discussed state tax settlements.

The adjustments for 2011 relate to the pre-opening expenses for Hollywood Casino at Kansas Speedway—equity in net loss from equity investment, certain carrying costs related to the Staten Island property, and impairments of certain other long-lived assets.

	Three Months Ended		Nine Months Ended
	August 31, 2010	August 31, 2011	August 31, 2010	August 31, 2011
	(Unaudited)
	( In Thousands, Except Per Share Amounts )
Net income	$3,609	$9,650	$39,311	$42,958
Net loss from discontinued operations	—	—	47	—

Income from continuing operations	3,609	9,650	39,358	42,958
Equity in net loss from equity investments, net of tax	51	1,119	990	1,709

Consolidated income from continuing operations excluding equity in net loss from equity investments	3,660	10,769	40,348	44,667
Adjustments, net of tax:
Carrying costs related to Staten Island	—	607	—	878
Impairment of long-lived assets	242	150	643	1,894
Interest rate swap expense	8,529	—	10,053	—
State tax settlements	(175)	—	(6,338)	—

Non-GAAP net income	$12,256	$11,526	$44,706	$47,439

Per share data:
Diluted earnings per share	$0.08	$0.20	$0.82	$0.90
Net loss from discontinued operations	—	—	0.00	—

Income from continuing operations	0.08	0.20	0.82	0.90
Equity in net loss from equity investments, net of tax	0.00	0.03	0.02	0.04

Consolidated income from continuing operations excluding equity in net loss from equity investments	0.08	0.23	0.84	0.94
Adjustments, net of tax:
Carrying costs related to Staten Island	—	0.01	—	0.02
Impairment of long-lived assets	0.00	0.00	0.01	0.03
Interest rate swap expense	0.17	—	0.21	—
State tax settlements	(0.00)	—	(0.13)	—

Non-GAAP diluted earnings per share	$0.25	$0.24	$0.93	$0.99

Comparison of the Results for the Three and Nine Months Ended August 31, 2010 to the Results for the Three and Nine Months Ended August 31, 2011.

The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	August 31, 2010	August 31, 2011	August 31, 2010	August 31, 2011
	(Unaudited)
Revenues:
Admissions, net	26.5%	24.1%	25.7%	23.4%
Motorsports related	64.3	65.8	64.5	66.7
Food, beverage and merchandise	7.4	8.2	8.0	8.0
Other	1.8	1.9	1.8	1.9

Total revenues	100.0	100.0	100.0	100.0
Expenses:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	24.7	25.0	23.7	23.9
Motorsports related	28.2	24.9	23.1	20.5
Food, beverage and merchandise	5.0	6.5	5.6	6.2
General and administrative	16.5	17.2	16.9	16.4
Depreciation and amortization	11.8	12.6	12.3	13.1
Impairment on long-lived assets	0.3	0.1	0.2	0.7

Total expenses	86.5	86.3	81.8	80.8

Operating income	13.5	13.7	18.2	19.2
Interest income	0.0	0.0	0.0	0.0
Interest expense	(2.2)	(2.5)	(2.6)	(2.6)
Interest rate swap expense	(8.8)	—	(3.6)	—
Equity in net loss from equity investments	(0.1)	(1.2)	(0.4)	(0.7)

Income from continuing operations before income taxes	2.4	10.0	11.6	15.9
Income taxes	0.2	3.6	2.9	6.1

Income from continuing operations	2.2	6.4	8.7	9.8
Loss from discontinued operations	—	—	0.0	—

Net income	2.2%	6.4%	8.7%	9.8%

Comparability of results for the three and nine months ended August 31, 2011 and 2010 was impacted by the following:

•	The NASCAR Sprint Cup, Nationwide and Camping World Truck Series events held at Chicagoland in the third quarter of fiscal 2010 will be held in the fourth quarter of fiscal 2011.

•

The NASCAR Sprint Cup event held at Kansas, and the NASCAR Nationwide held at Chicagoland, in the third quarter of fiscal 2011 were held in the fourth quarter of fiscal 2010 at Auto Club Speedway of Southern California;

•

The NASCAR Camping World Truck Series event at Kansas, which was held in the second quarter of fiscal 2010, was held in the third quarter of fiscal 2011. In addition, Phoenix held a NASCAR Camping World Truck Series event in the first quarter of fiscal 2011 with the corresponding event held in the fourth quarter in fiscal 2010;

•	The IZOD IndyCar Series events held at Chicagoland and Watkins Glen, in the third quarter of fiscal 2010, and Kansas, in the second quarter of fiscal 2010, were not held in fiscal 2011;

•

During the nine months ended August 31, 2011, we recognized non-cash impairments of long-lived assets totaling approximately $3.1 million, or $0.03 per diluted share, primarily attributable to the removal of certain assets in connection with the repaving of the track and grandstand enhancements at Phoenix as well as grandstand enhancements at Kansas;

•

During the three and nine months ended August 31, 2010, we recognized expense of approximately $14.1 million and $16.6 million, or $0.17 and $0.21 per diluted share, respectively, related to an interest rate swap. In fiscal 2011, the remaining deferred interest rate swap balance is included in accumulated other comprehensive loss and is being amortized as interest expense over the ten year term of private placement senior notes issued in January 2011 (see “Future Liquidity”); and

•

During the nine months ended August 31, 2010, we had favorable tax settlements with certain states, where we de-recognized potential interest and penalties totaling approximately $6.3 million or $0.13 per diluted share. This de-recognition of interest and penalties was recorded in the income tax expense in our consolidated statement of operations. There were no comparable activities related to these settlements in the same period of the current year.

Admissions revenue decreased approximately $6.2 million, or 14.7 percent, and $14.4 million, or 12.4 percent, during the three and nine months ended August 31, 2011, respectively, as compared to the same periods of the prior year. The decrease for the three and nine month periods were largely attributable to the net impact of previously discussed schedule changes as well as certain non-comparable operations. Also contributing to the decreases were lower attendance and weighted average ticket prices for certain events.

Motorsports related revenue decreased approximately $4.2 million, or 4.1 percent, and $1.1 million, or 0.4 percent, during the three and nine months ended August 31, 2011, respectively, as compared to the same periods of the prior year. The decreases for the three and nine month periods were driven by the net impact of previously discussed schedule changes as well as certain non-comparable operations. These decreases were partially offset by increased television broadcast and ancillary rights as well as increased sponsorship, suite and hospitality revenue for certain events held during the periods.

Food, beverage and merchandise revenue increased approximately $0.6 million, or 4.7 percent, and decreased approximately $1.2 million, or 3.2 percent, during the three and nine months ended August 31, 2011, respectively, as compared to the same periods of the prior year. The three and nine month periods included increases attributable to non-motorsports related event sales of concessions and catering. Partially offsetting the increase during the three month period and contributing to the overall decrease during the nine month period was the net impact of previously discussed schedule changes and lower attendance for certain events.

Prize and point fund monies and NASCAR sanction fees decreased approximately $2.1 million, or 5.3 percent, and $2.9 million, or 2.7 percent, during the three and nine months ended August 31, 2011, respectively, as compared to the same periods of the prior year. The decreases were largely attributable to the reduction in the overall prize and point fees paid for the events held in the period as compared to the same period in prior year. The previously mentioned schedule changes also contributed to the decreases. Partially offsetting the decreases were the increases in television broadcast rights fees for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events during the periods as standard NASCAR sanctioning agreements require a specific percentage of television broadcast rights fees to be paid to competitors.

Motorsports related expenses decreased approximately $7.7 million, or 17.0 percent, and $15.4 million, or 14.7 percent, during the three and nine months ended August 31, 2011, respectively, as compared to the same periods of the prior year. The decreases for the three and nine month periods were primarily attributable to the net impact of previously mentioned event schedule and business operation changes, as well as cost containment, focused to enhance margin without negatively impacting our guest experience. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue decreased to approximately 27.8 percent and 22.7 percent for the three and nine months ended August 31, 2011, as compared to 31.1 percent and 25.6 percent for the same respective periods in the prior year. The margin increase was primarily due to the net impact of previously mentioned event schedule changes and focused cost containment.

Food, beverage and merchandise expense increased approximately $1.6 million, or 20.3 percent, and $1.9 million, or 7.4 percent, during the three and nine months ended August 31, 2011, respectively, as compared to the same periods of the prior year. The increases for the three and nine month periods were largely attributable to the previously mentioned non-motorsports event concession sales, the previously mentioned schedule changes at Kansas and food costs and increases in certain other costs associated with concessions and catering to enhance the guest experience for both the consumer and corporate customers. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue increased to approximately to 78.6 percent and 77.7 percent for the three and nine months ended August 31, 2011, as compared to 68.5 percent and 70.1 percent for the same respective periods in the prior year. This decreased margin was attributable to certain lower margin transactions related to non-motorsports related event sales of concessions and catering as well as increased food costs and the enhanced concession and catering presentation, at certain motorsports events, during the three and nine months ended August 31, 2011.

General and administrative expenses decreased by approximately $0.6 million, or 2.3 percent, and $5.0 million, or 6.5 percent, during the three and nine months ended August 31, 2011, respectively, as compared to the same periods of the prior year. Decreases during the three and nine month periods in personnel related and various other costs driven by cost containment initiatives contributed significantly to the decreases, which were partially offset by certain carrying costs of our Staten Island property. General and administrative expenses as a percentage of total revenues increased to approximately 17.2 percent, as compared to 16.5 percent, for the three months ended August 31, 2011, and decreased to approximately 16.4 percent, as compared to 16.9 percent, for nine months ended August 31, 2011. The decreased margin during the three month period was primarily due to lower total revenue as well as the previous mentioned carrying costs related to our Staten Island property. Partially offsetting the margin decrease during the three month period and contributing to the overall margin increase during the nine month period were the previously discussed cost containment initiatives.

Depreciation and amortization expense was comparable to prior year during the three month period ending August 31, 2011, and increased approximately $1.5 million, or 2.6 percent, during the nine months ended August 31, 2011, respectively, as compared to the same periods of the prior year. The overall increase was attributable to capital expenditures for our ongoing facility enhancements and related initiatives.

The impairment of long-lived assets of approximately $3.1 million, at August 31, 2011, was primarily attributable to the ongoing removal of certain assets in connection with the repaving of the track and the grandstand enhancements at Phoenix and the grandstand enhancements at Kansas.

Interest income during the three and nine months ended August 31, 2011, was comparable to the same periods of the prior year.

Interest expense was comparable to prior year during the three months ended August 31, 2011, and decreased approximately $0.4 million, or 0.3 percent, during the nine months ended August 31, 2011, respectively, as compared to the same periods of the prior year. The overall decrease was primarily due to the lower average balances on our revolving credit facilities, partial tender of senior notes due 2014 in the fourth quarter of fiscal 2010 and increased capitalized interest during the current periods. Partially offsetting these decreases was interest on the private placement issued in January 2011 and higher interest rates and fees on our new credit facility as compared to the same periods in the prior year.

Interest rate swap expense during the three and nine months ended August 31, 2010, totaled approximately $14.1 million and $16.6 million, respectively, representing the expense on the interest rate swap during the periods prior to the issuance of the related private placement in January 2011 (see “Future Liquidity—Long-Term Obligations and Commitments”). There was no comparable expense in fiscal 2011.

Equity in net loss from equity investments represents certain start up costs associated with our 50.0 percent equity investment in Hollywood Casino at Kansas Speedway during the three and nine months ended August 31, 2010 and 2011, respectively (see “Equity and Other Investments”).

Our effective income tax rate was approximately 35.5 percent and 38.5 percent for the three and nine months ended August 31, 2011, as compared to 7.6 percent and 25.4 percent for the same respective periods of the prior year (see “Income Taxes”).

As a result of the foregoing, net income for the three and nine month periods ending August 31, 2011, as compared to the same periods in prior year, reflected an increase of approximately $6.0 million, or $0.12 per diluted share, and $3.6 million, or $0.08 per diluted share, respectively.

Liquidity and Capital Resources

General

We have historically generated sufficient cash flow from operations to fund our working capital needs, capital expenditures at existing facilities, and return of capital through payments of an annual cash dividend and repurchase of our shares under our Stock Purchase Plan. In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance of long-term debt, borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects. At August 31, 2011, we had cash and cash equivalents totaling approximately $95.9 million, $152.0 million principal amount of senior notes outstanding, $20.0 million in borrowings on our $300.0 million revolving credit facility, a debt service funding commitment of approximately $63.6 million principal amount related to the taxable special obligation revenue (“TIF”) bonds issued by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”), $50.8 million principal term loan related to our headquarters office building (the International Motorsports Center, or “IMC”); and $1.4 million principal amount of other third party debt. At August 31, 2011, we had working capital of $39.8 million, primarily driven by $95.9 million of cash. At November 30, 2010, we had working capital of $58.3 million, which was anchored by $84.2 million of cash.

Our liquidity is primarily generated from our ongoing motorsports operations, and we expect our strong operating cash flow to continue in the future. In addition, as of August 31, 2011, we have approximately $276.0 million available to draw upon under our recently negotiated 5-year, $300.0 million revolving credit facility, if needed. See “Future Liquidity” for additional disclosures relating to our credit facility and certain risks that may affect our near term operating results and liquidity.

As it relates to capital allocation, our top priority is capital expenditure for fan and competitor safety as well as regulatory compliance. In addition, we remain focused on driving incremental earnings by improving the fan experience with certain upgrades to our facilities to increase ticket sales. We will also focus on maintaining modest debt levels.

Beyond that, we are also making investments in strategic projects that complement our core business and provide value for our shareholders. Those options include acquisitions; new market development; ancillary real estate development; and return of capital to shareholders through share repurchases and dividends. For fiscal 2011, we anticipate approximately $30.0 million of open market share repurchases.

During the nine months ended August 31, 2011, our significant cash flows items include the following:

•	net cash provided by operating activities totaling approximately $152.6 million;

•	capital expenditures totaling approximately $55.1 million;

•	payments under the credit facility totaling approximately $82.0 million;

•	proceeds of long-term debt totaling approximately $65.0 million;

•	contributions to the Hollywood Casino at Kansas Speedway joint venture, totaling approximately $37.9 million; and

•	dividends paid and reacquisition of previously issued common stock totaling approximately $29.8 million.

Capital Expenditures

For the nine months ended August 31, 2011, we spent approximately $55.1 million on capital expenditures, which includes $46.2 million for projects at our existing facilities related to construction of grandstand seating enhancements at Watkins Glen, Kansas, Daytona and Talladega; restroom improvements at Chicagoland, Martinsville and Talladega; repaving at Daytona, Phoenix and Michigan; track lighting and seating enhancements at Kansas; and a variety of other improvements and renovations. The remaining balance is associated with land purchases and additional capitalized spending for the Staten Island property. We spent approximately $74.7 million for the nine months ended August 31, 2010, which included $56.1 million for projects at our existing facilities. For the remaining $18.6 million of spending, approximately $8.6 million was related to the International Motorsports Center building which was funded from long-term restricted cash. The remaining balance was associated with the Staten Island property and land purchases.

At August 31, 2011, we have approximately $65.3 million in capital projects currently approved for our existing facilities. These projects include completion of track repaving at Phoenix and Michigan; grandstand seating enhancements at Watkins Glen, Richmond, Talladega and Daytona; improvements at various facilities for expansion of parking, camping capacity and other uses; and a variety of other improvements and renovations to our facilities that enable us to effectively compete with other sports venues for consumer and corporate spending.

As a result of these currently approved projects and anticipated additional approvals in fiscal 2011, we expect our total fiscal 2011 capital expenditures at our existing facilities to be approximately $65.0 million to $75.0 million depending on the timing of certain projects.

We review the capital expenditure program periodically and modify it as required to meet current business needs.

Future Liquidity

General

As discussed in “Future Trends in Operating Results,” economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, credit availability, interest rates and taxation rates, may impact our ability to sell tickets to our events and to secure revenues from corporate marketing partnerships. We believe that adverse economic trends, particularly the sustained level of high unemployment and decreased consumer confidence significantly contributed to the level of attendance for certain of our motorsports entertainment events during the recession beginning in 2008. We expect certain of these trends to persist through fiscal 2011, which have had, and we expect to continue to have, an impact on our business, especially attendance-related and corporate partner revenues. This may negatively impact year-over-year comparability for our revenue categories for the full year, with the exception of domestic broadcast media rights fees.

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

Long-Term Obligations and Commitments

We have registered senior notes (the “5.4 percent Senior Notes”) which bear interest at 5.4 percent and are due April 2014, which require semi-annual interest payments on April 15 and October 15 through their maturity. The 5.4 percent Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Certain of our wholly owned domestic subsidiaries are guarantors of the 5.4 percent Senior Notes. The 5.4 percent Senior Notes also contain various restrictive covenants. At August 31, 2011, outstanding unsecured 5.4 percent Senior Notes totaled approximately $87.0 million, net of unamortized discounts.

In January 2011, we completed an offering of approximately $65.0 million principal amount of senior unsecured notes in a private placement (“4.6 percent Senior Notes”). These notes, which bear interest at 4.6 percent and are due January 2021, require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.6 percent Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Certain of our wholly owned domestic subsidiaries are guarantors of the 4.6 percent Senior Notes. The 4.6 percent Senior Notes also contain various restrictive covenants. The deferred financing fees, along with the deferred interest rate swap balance included in accumulated other comprehensive loss, are treated as additional interest expense and are being amortized over the life of the 4.6 percent Senior Notes. At August 31, 2011, outstanding principal on the 4.6 percent Senior Notes was approximately $65.0 million.

Our wholly owned subsidiary, Raceway Associates, LLC, which owns and operates Chicagoland Speedway and Route 66 Raceway, has revenue bonds payable (“4.8 percent Revenue Bonds”) consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.8 percent Revenue Bonds have an interest rate of 4.8 percent and a monthly payment of $29,000 principal and interest. At August 31, 2011, outstanding principal on the 4.8 percent Revenue Bonds was approximately $1.4 million.

The term loan (“6.3 percent Term Loan”), in connection with the construction of the International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.3 percent, and a current monthly payment of approximately $292,000. At August 31, 2011, the outstanding principal on the 6.3 percent Term Loan was approximately $50.8 million.

At August 31, 2011, outstanding TIF bonds, in connection with the financing of construction of Kansas Speedway, totaled approximately $63.6 million, net of the unamortized discount, which is comprised of a $14.6 million principal amount, 6.2 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by our wholly owned subsidiary, Kansas Speedway Corporation. Principal (mandatory redemption) payments per the Funding Commitment are payable by Kansas Speedway Corporation on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. Kansas Speedway Corporation granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.

In November 2010, we entered into a $300.0 million revolving credit facility (“2010 Credit Facility”). The 2010 Credit Facility contains a feature that allows us to increase the credit facility to a total of $500.0 million, subject to certain conditions. Upon execution of the 2010 Credit Facility, we terminated our then existing $300.0 million revolving credit facility. The 2010 Credit Facility is scheduled to mature in November 2015, and accrues interest at LIBOR plus 150.0—225.0 basis points, depending on the better of our debt rating as determined by specified rating agencies or our leverage ratio. The 2010 Credit Facility contains various restrictive covenants. At August 31, 2011, we had approximately $20.0 million outstanding under the 2010 Credit Facility.

In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway’s boundaries and are not our obligation. Kansas Speedway Corporation has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At August 31, 2011, the Unified Government had approximately $2.6 million in 2002 STAR Bonds outstanding. Under a keepwell agreement, we have agreed to provide financial assistance to Kansas Speedway Corporation, if necessary, to support its guarantee of the 2002 STAR Bonds.

Speedway Developments

In light of NASCAR’s publicly announced position regarding additional potential realignment of the NASCAR Sprint Cup Series schedule, we believe there are still potential development opportunities for public/private partnerships in new, underserved markets across the country, which could include Denver, Colorado, the Northwest U.S. and the New York Metropolitan area.

Hollywood Casino at Kansas Speedway

In February 2010, Kansas Entertainment a 50/50 joint venture of Penn, a subsidiary of Penn National Gaming, Inc. and KSDC a wholly owned indirect subsidiary of ISC, received the final approval under the Kansas Expanded Lottery Act, along with its gaming license from the Kansas Racing and Gaming Commission to proceed with the construction of the Hollywood-themed and branded entertainment destination facility, overlooking turn two of Kansas Speedway. Kansas Entertainment began construction of the facility in April 2010 and has a planned opening during February 2012.

The initial phase of this project, including certain changes to the scope and mix of gaming operations and amenities approved by the Kansas Lottery Commission in August 2010, features a 95,000 square foot casino with 2,000 slot machines and 52 table games (including 12 poker tables), a 1,253 space parking structure as well as a sports-themed bar, dining and entertainment options. Kansas Entertainment anticipates funding the initial phase of the development with equity contributions from each partner. KSDC and Penn will share equally in the cost of developing and constructing the facility. We currently estimate that our share of capitalized development costs for the project, excluding our contribution of land, will be approximately $155.0 million. Through August 31, 2011, we have funded approximately $72.1 million of these capitalized development costs to Kansas Entertainment and expect to fund the remaining amount through the opening of the casino in fiscal 2012. In addition, we expect to fund certain working capital needs of the project prior to opening. Also, we will continue to incur certain other start up and related costs through opening, which will be expensed through equity in net loss from equity investments. Penn is the managing member of Kansas Entertainment and is responsible for the development and operation of the casino.

Daytona Development Project

We are exploring development of a mixed-use entertainment destination development on 71 acres located, directly across from our Daytona motorsports entertainment facility, on International Speedway Boulevard.

The initial development includes our approximately 188,000 square foot office building, the International Motorsports Center, completed in November 2009. The IMC houses the headquarters of ISC, NASCAR, Grand American and their related businesses, and additional space for other tenants. The IMC was financed in July 2008 through a $51.3 million construction term loan obtained by our wholly owned subsidiary, which was created to own and operate the office building.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three and nine months ended August 31, 2011, there have been no material changes in our market risk exposures.

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

We have various debt instruments that are issued at fixed rates. These financial instruments, which have a fixed rate of interest, are exposed to fluctuations in fair value resulting from changes in market interest rates. The fair values of long-term debt are based on quoted market prices at the date of measurement. Our credit facilities approximate fair value as they bear interest rates that approximate market. At August 31, 2011, we had approximately $20.0 million of variable debt outstanding; therefore, a hypothetical increase in interest rates by 1.0 percent would result in an increase in our annual interest expense of approximately $0.2 million.

At August 31, 2011, the fair value of our total long-term debt as determined by quotes from financial institutions was approximately $266.9 million. The potential decrease in fair value resulting from a hypothetical 10.0 percent shift in interest rates would be approximately $3.8 million at August 31, 2011.

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

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

Subsequent to August 31, 2011, and prior to the filing of this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at August 31, 2011, and during the period prior to the filing of this report.

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

PART II—OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in thousands)
June 1, 2011—June 30, 2011(1)	93,700	$27.56	93,700	$14,602
July 1, 2011—July 31, 2011(1)	100,200	$29.54	100,200	$11,643
August 1, 2011—August 31, 2011(1)	139,200	$24.81	139,200	$8,190

	333,100		333,100

(1)	We have a share repurchase program (“Stock Purchase Plan”) under which we are authorized to purchase up to $250.0 million of our outstanding Class A common shares. In October 2011, our Board of Directors authorized an incremental $80.0 million increase to the Stock Purchase Plan. The timing and amount of any shares repurchased under the Stock Purchase Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plan may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates. Since inception of the Stock Purchase Plan through August 31, 2011, we have purchased 5,963,581 shares of our Class A common shares, for a total of approximately $241.8 million. Included in these totals are the purchases of 740,968 shares of our Class A common shares during the nine months ended August 31, 2011, at an average cost of approximately $28.33 per share (including commissions), for a total of approximately $21.0 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At October 6, 2011, we have approximately $84.8 million, which includes the incremental increase, remaining repurchase authority under the current Stock Purchase Plan.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment of the Restated and Amended Articles of Incorporation of the Company, as filed with the Florida Department of State on July 26, 1999 (incorporated by reference from exhibit 3.1 of the Company’s Report on Form 8-K dated July 26, 1999)

3.2	Conformed copy of Amended and Restated Articles of Incorporation of the Company, as amended as of July 26, 1999 (incorporated by reference from exhibit 3.2 of the Company’s Report on Form 8-K dated July 26, 1999)

3.3	Conformed copy of Amended and Restated By-Laws of the Company, as amended as of April 9, 2003. (incorporated by reference from exhibit 3.3 of the Company’s Report on Form 10-Q dated April 10, 2003)

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer - filed herewith

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer - filed herewith

32	Section 1350 Certification - filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 6, 2011	INTERNATIONAL SPEEDWAY CORPORATION (Registrant)

/s/ Daniel W. Houser
Daniel W. Houser, Senior Vice President,
Chief Financial Officer, Treasurer
and Principal Accounting Officer