Form 10-K
period 2011-11-30
INTERNATIONAL SPEEDWAY CORP
filed 2012-01-27
CIK 51548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year period ended November 30, 2011

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

Common Stock — $.10 par value

Class B Common Stock — $.01 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of May 31, 2011 was $833,782,059.69 based upon the last reported sale price of the Class A Common Stock on the NASDAQ National Market System on Tuesday, May 31, 2011 and the assumption that all directors and executive officers of the Company, and their families, are affiliates.

At December 31, 2011, there were outstanding: No shares of Common Stock, $.10 par value per share, 26,417,842 shares of Class A Common Stock, $.01 par value per share, and 20,137,506 shares of Class B Common Stock, $.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE. The information required by Part III is to be incorporated by reference from the definitive information statement which involves the election of directors at our April 2012 Annual Meeting of Shareholders and which is to be filed with the Commission not later than 120 days after November 30, 2011. Certain of the exhibits listed in Part IV are incorporated by reference from the Company’s Registration Statement filed on Form S-4, File No. 333-118168.

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

PART I

ITEM 1. BUSINESS

GENERAL

We are a leading owner of major motorsports entertainment facilities and promoter of motorsports themed entertainment activities in the United States. Our motorsports themed event operations consist principally of racing events at our major motorsports entertainment facilities. We currently own and/or operate 13 of the nation’s major motorsports entertainment facilities:

•	Daytona International Speedway® in Florida;

•	Talladega Superspeedway® in Alabama;

•	Richmond International Raceway® in Virginia;

•	Michigan International Speedway® in Michigan;

•	Auto Club Speedway of Southern CaliforniaSM in California;

•	Kansas Speedway® in Kansas;

•	Chicagoland Speedway® in Illinois;

•	Darlington Raceway® in South Carolina;

•	Homestead-Miami SpeedwaySM in Florida;

•	Martinsville Speedway® in Virginia;

•	Phoenix International Raceway® in Arizona;

•	Watkins Glen International® in New York; and

•	Route 66 RacewaySM in Illinois.

In 2011, these motorsports entertainment facilities promoted well over 100 stock car, open wheel, sports car, truck, motorcycle and other racing events, including:

•	21 National Association for Stock Car Auto Racing (“NASCAR”) Sprint Cup Series events;

•	16 NASCAR Nationwide Series events;

•	10 NASCAR Camping World Truck Series events;

•	One National Hot Rod Association (“NHRA”) Full Throttle drag racing series event;

•	Five Grand American Road Racing Association (“Grand American”) events including the premier sports car endurance event in the United States, the Rolex 24 at Daytona; and

•	A number of other prestigious stock car, sports car, open wheel and motorcycle events.

Our business consists principally of promoting racing events at these major motorsports entertainment facilities, which, in total, currently have approximately 930,000 grandstand seats and 500 suites. We earn revenues and generate substantial cash flows primarily from admissions, television media rights fees, promotion and sponsorship fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating), advertising revenues, royalties from licenses of our trademarks, parking and camping, and track rentals. We own Americrown Service Corporation (“Americrown”), which provides catering, concessions and merchandise sales and services at certain of our motorsports entertainment facilities. We also own and operate the Motor Racing Network, Inc. radio network, also doing business under the name “MRN Radio”, the nation’s largest independent motorsports radio network in terms of event programming.

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

OPERATIONS

The general nature of our business is a motorsports themed amusement enterprise, furnishing amusement to the public in the form of motorsports themed entertainment. Our motorsports themed event operations consist principally of racing events at our major motorsports entertainment facilities, which include providing catering, merchandise and food concessions at our motorsports entertainment facilities that host NASCAR Sprint Cup Series events except for catering and food concessions at Chicagoland Speedway (“Chicagoland”) and Route 66 Raceway (“Route 66”). Our other operations include Motor Racing Network, Inc.; our 50.0 percent equity investment in the joint venture SMISC, LLC (“SMISC”), which conducts business through a wholly owned subsidiary Motorsports Authentics, LLC; and certain other activities. We derived approximately 90.4 percent of our 2011 revenues from NASCAR-sanctioned racing events at our wholly owned motorsports entertainment facilities.

In addition to events sanctioned by NASCAR, in fiscal 2011, we promoted other stock car, open wheel, sports car, motorcycle and go-kart racing events.

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

Motor Racing Network, Inc.

Our subsidiary, Motor Racing Network, Inc. (“MRN”), also does business under the name “MRN Radio”. While not a radio station, MRN creates motorsports-related programming content carried on radio stations around the country, as well as a national satellite radio service, Sirius XM Radio. MRN produces and syndicates to radio stations live coverage of the NASCAR Sprint Cup, Nationwide and Camping World Truck series races and certain other races conducted at our motorsports entertainment facilities, as well as some races conducted at motorsports entertainment facilities we do not own. Sirius XM Radio also compensates MRN for the contemporaneous re-airing of race broadcasts. MRN produces and provides unique content to its website, http://www.motorracingnetwork.com/, and derives revenue from the sale of advertising on such website. Each track has the ability to separately contract for the rights to radio broadcasts of NASCAR and certain other events held at its facilities. In addition, MRN provides production services for Sprint Vision, the trackside large screen video display units, at substantially all NASCAR Series event weekends. MRN also produces and syndicates daily and weekly NASCAR racing-themed programs. MRN derives revenue from the sale of national advertising contained in its syndicated programming, the sale of advertising and audio and video production services for Sprint Vision, as well as from rights fees paid by radio stations that broadcast the programming.

Other Activities

From time to time, we use our track facilities for testing for teams, driving schools, riding experiences, car shows, auto fairs, concerts and settings for television commercials, print advertisements and motion pictures. We also rent “show cars” for promotional events.

Competition

We are among the largest owners of major motorsports themed entertainment facilities based on revenues, number of facilities owned and/or operated, number of motorsports themed events promoted and market capitalization. Racing events compete with other professional sports such as football, basketball, hockey and baseball, as well as other recreational events and activities. Our events also compete with other racing events sanctioned by various racing bodies such as NASCAR, the American Sportbike Racing Association — Championship Cup Series, United States Auto Club (“USAC”), Sports Car Club of America (“SCCA”), Grand American, Automobile Racing Club of America (“ARCA”) and others, many of which are often held on the same dates at separate motorsports entertainment facilities. We believe that the type and caliber of promoted racing events, facility location, sight lines, pricing, variety of motorsports themed amusement options and level of customer conveniences and amenities are the principal factors that distinguish competing motorsports entertainment facilities.

Employees

As of November 30, 2011 we had over 880 full-time employees. We also engage a significant number of temporary personnel to assist during periods of peak attendance at our events, some of whom are volunteers. None of our employees are represented by a labor union. We believe that we enjoy a good relationship with our employees.

Company Website Access and SEC Filings

The Company’s website may be accessed at http://www.internationalspeedwaycorporation.com/. Through a link on the Investor Relations portion of our internet website, you can access all of our filings with the Securities and Exchange Commission (“SEC”). However, in the event that the website is inaccessible our filings are available to the public over the internet at the SEC’s website at http://www.sec.gov/. You may also read and copy any document we file with the SEC at its public reference facilities at 100 F Street, NE, Washington, D.C. 20549. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities. You can also obtain information about us at the offices of the National Association of Securities Dealers, 1735 K St., N.W., Washington, D.C. 20006.

EQUITY INVESTMENTS

Hollywood Casino at Kansas Speedway

We have a 50/50 partnership with Penn Hollywood Kansas Inc. (“Penn”), a subsidiary of Penn National Gaming Inc., which is currently developing a Hollywood-themed and branded casino project in Wyandotte County, on property adjacent to our Kansas Speedway facility. Penn serves as the managing member and is responsible for the development and operation of the casino.

Motorsports Authentics

We partnered with Speedway Motorsports, Inc. in a 50/50 joint venture, SMISC, which, through its wholly owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics (“MA”). MA designs, promotes, markets and distributes motorsports licensed merchandise.

ITEM 1A. RISK FACTORS

Forward-looking statements

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

Adverse changes in our relationships with NASCAR and other motorsports sanctioning bodies, or their present sanctioning practices, could limit our future success

Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction the races we promote at our facilities, particularly NASCAR. NASCAR-sanctioned races conducted at our wholly owned subsidiaries accounted for approximately 90.4 percent of our total revenues in fiscal 2011. Each NASCAR sanctioning agreement (and the accompanying media rights fees revenue) is awarded on an annual basis and NASCAR is not required to continue to enter into, renew or extend sanctioning agreements with us to conduct any event. Any adverse change in the present sanctioning practices, could adversely impact our operations and revenue. Moreover, although our general growth strategy includes the possible development and/or acquisition of additional motorsports entertainment facilities, we have no assurance that any sanctioning body, including NASCAR, will enter into sanctioning agreements with us to conduct races at any newly developed or acquired motorsports entertainment facilities. Failure to obtain a sanctioning agreement for a major NASCAR event could negatively affect us. Similarly, although NASCAR has in the past approved our requests for realignment of sanctioned events, NASCAR is not obligated to modify its race schedules to allow us to schedule our races more efficiently or profitably.

Changes to media rights revenues could adversely affect us

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

Changes, declines and delays in consumer and corporate spending as well as illiquid credit markets could adversely affect us

Our financial results depend significantly upon a number of factors relating to discretionary consumer and corporate spending, including economic conditions affecting disposable consumer income and corporate budgets such as:

•	Employment;

•	Business conditions;

•	Interest rates; and

•	Taxation rates.

These factors can impact both attendance at our events and advertising and marketing dollars available from the motorsports industry’s principal sponsors and potential sponsors. Economic and other lifestyle conditions such as illiquid consumer and business credit markets adversely affect consumer and corporate spending thereby impacting our revenue, profitability and financial results. Further, changes in consumer behavior such as deferred purchasing decisions and decreased spending budgets adversely impact our cash flow visibility and revenues. The significant economic deterioration that began in fiscal 2008, for example, has impacted these areas of our business and our revenues and financial results.

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

Delay, postponement or cancellation of major motorsports events because of weather or other factors could adversely affect us

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

France Family Group control of NASCAR creates conflicts of interest

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

France Family Group members, together, beneficially own approximately 39.0 percent of our capital stock and over 71.0 percent of the combined voting power of both classes of our common stock. Historically members of the France Family Group have voted their shares of common stock in the same manner. Accordingly, they can (without the approval of our other shareholders) elect our entire Board of Directors and determine the outcome of various matters submitted to shareholders for approval, including fundamental corporate transactions and have done so in the past. If holders of class B common stock other than the France Family Group elect to convert their beneficially owned shares of class B common stock into shares of class A common stock and members of the France Family Group do not convert their shares, the relative voting power of the France Family Group will increase. Voting control by the France Family Group may discourage certain types of transactions involving an actual or potential change in control of us, including transactions in which the holders of class A common stock might receive a premium for their shares over prevailing market prices.

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

•

In fiscal 2010, we recorded a before-tax charge of approximately $8.9 million as an impairment of long-lived assets primarily attributable to the non-cash impairment of certain costs related to the Daytona Development Project and removal of certain other long-lived assets located at our motorsports facilities; and

•

In fiscal 2011, we recorded a before-tax charge of approximately $4.7 million as an impairment of long-lived assets primarily attributable to the removal of certain other long-lived assets located at our motorsports facilities.

As of November 30, 2011, goodwill and other intangible assets and property and equipment accounts for approximately $1,669.3 million, or 85.8 percent of our total assets. We account for our goodwill and other intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles — Goodwill and Other”, and for our long-lived assets in accordance with ASC 360, “Property, Plant and Equipment”. Both ASC 350 and 360 require testing goodwill and other intangible assets and long-lived assets for impairment based on assumptions regarding our future business outlook. While we continue to review and analyze many factors that can impact our business prospects in the future, our analyses are subjective and are based on conditions existing at and trends leading up to the time the assumptions are made. Actual results could differ materially from these assumptions. Our judgments with regard to our future business prospects could impact whether or not an impairment is deemed to have occurred, as well as the timing of the recognition of such an impairment charge. If future testing for impairment of goodwill and other intangible assets or long-lived assets results in a reduction in their carrying value, we will be required to take the amount of the reduction in such goodwill and other intangible assets or long-lived assets as a non-cash charge against operating income, which would also reduce shareholders’ equity.

In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments we exert significant influence on the investee but do not have effective control over the investee, which adds an additional element of risk that can adversely impact our financial position and results of operations. Our equity investments total approximately $100.1 million at November 30, 2011.

Personal injuries to spectators and participants could adversely affect financial results

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

If we do not maintain the security of customer-related information, we could damage our reputation with customers, incur substantial additional costs and become subject to litigation

In the ordinary course of our business, we collect and store certain personal information from individuals, such as our customers and employees, and we process customer payment card information. In addition, our online operations depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments. We devote significant resources to network security, data encryption, and other security measures to protect our systems and data, but these security measures cannot provide absolute security. We may experience a breach of our systems and may be unable to protect sensitive data. A compromise of our security systems that results in personal information being obtained by unauthorized persons could adversely affect our reputation with our customers and others, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. In addition, a security breach could require that we expend significant additional resources related to our information security systems and could result in a disruption of our operations, particularly our sales operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Motorsports Entertainment Facilities

The following table sets forth current information relating to each of our motorsports entertainment facilities as of November 30, 2011:

		2011 YEAR END CAPACITY		NASCAR SPRINT CUP	OTHER MAJOR EVENTS(1)		MARKETS SERVED	MEDIA MARKET RANK
TRACK NAME	LOCATION	SEATS	SUITES	EVENTS

Daytona International Speedway	Daytona Beach, Florida	147,000	67	4	6		Orlando/Central Florida	19
Talladega Superspeedway	Talladega, Alabama	109,000	30	2	3		Atlanta/ Birmingham	8/40
Richmond International Raceway	Richmond, Virginia	91,000	40	2	2		Washington D.C.	9
Michigan International Speedway	Brooklyn, Michigan	84,000	46	2	3		Detroit	11
Auto Club Speedway of Southern California	Fontana, California	84,000	91	1	2		Los Angeles	2
Kansas Speedway	Kansas City, Kansas	74,000	56	2	3		Kansas City	31
Chicagoland Speedway	Joliet, Illinois	69,000	25	1	3		Chicago	3
Darlington Raceway	Darlington, South Carolina	60,000	13	1	2		Columbia	78
Homestead-Miami Speedway	Homestead, Florida	57,000	66	1	3		Miami	16
Martinsville Speedway	Martinsville, Virginia	55,000	21	2	2		Greensboro/Winston-Salem	47
Phoenix International Raceway	Phoenix, Arizona	55,000	45	2	3		Phoenix	12
Watkins Glen International	Watkins Glen, New York	33,000	4	1	3		Buffalo/Rochester	51/81
Route 66 Raceway	Joliet, Illinois	31,000	n/a	—	1	(2)	Chicago	3

(1)	Other major events include NASCAR Nationwide and Camping World Truck series; ARCA; Grand American; and, AMA Pro Racing.
(2)	Route 66 hosts NHRA Full Throttle Drag Racing Series events.

DAYTONA INTERNATIONAL SPEEDWAY. Daytona International Speedway (“Daytona”) is a 2.5 mile high-banked, lighted, asphalt, tri-oval superspeedway that also includes a 3.6-mile road course. We lease the land on which Daytona International Speedway is located from the City of Daytona Beach. The lease on the property expires in 2054, including renewal options. The facility is situated on 440 acres and is located in Daytona Beach, Florida.

TALLADEGA SUPERSPEEDWAY. Talladega Superspeedway (“Talladega”) is a 2.7 mile high-banked, asphalt, tri-oval superspeedway with a 1.3-mile infield road course. The facility is situated on 1,435 acres and is located about 100 miles from Atlanta, Georgia and approximately 50 miles from Birmingham, Alabama.

RICHMOND INTERNATIONAL RACEWAY. Richmond International Raceway (“Richmond”) is a 0.8 mile moderately-banked, lighted, asphalt, oval, intermediate speedway. The facility is situated on 635 acres and is located approximately 10 miles from downtown Richmond, Virginia.

MICHIGAN INTERNATIONAL SPEEDWAY. Michigan International Speedway (“Michigan”) is a 2.0 mile moderately-banked, asphalt, tri-oval superspeedway. The facility is situated on 1,180 acres and is located in Brooklyn, Michigan, approximately 70 miles southwest of Detroit.

AUTO CLUB SPEEDWAY OF SOUTHERN CALIFORNIA. Auto Club Speedway of Southern California (“Auto Club Speedway”) is a 2.0 mile moderately-banked, lighted, asphalt, tri-oval superspeedway. The facility is situated on 566 acres and is located approximately 40 miles east of Los Angeles in Fontana, California. The facility also includes a quarter mile drag strip and a 2.8-mile road course.

KANSAS SPEEDWAY. Kansas Speedway (“Kansas”) is a 1.5 mile moderately-banked, asphalt, tri-oval superspeedway. The facility is situated on 1,000 acres and is located in Kansas City, Kansas.

CHICAGOLAND SPEEDWAY. Chicagoland is a 1.5 mile moderately-banked, lighted, asphalt, tri-oval superspeedway. The facility is situated on 930 acres and is located in Joliet, Illinois, approximately 35 miles from Chicago, Illinois.

DARLINGTON RACEWAY. Darlington Raceway (“Darlington”) is a 1.3 mile high-banked, lighted, asphalt, egg-shaped superspeedway. The facility is situated on 230 acres and is located in Darlington, South Carolina.

HOMESTEAD-MIAMI SPEEDWAY. Homestead-Miami Speedway (“Homestead”) is a 1.5 mile variable-degree banked, lighted, asphalt, oval superspeedway. The facility is situated on 404 acres and is located in Homestead, Florida. Homestead is owned by the City of Homestead, however we operate Homestead under an agreement that expires in 2075, including renewal options.

MARTINSVILLE SPEEDWAY. Martinsville Speedway (“Martinsville”) is a 0.5 mile moderately-banked, asphalt and concrete, oval speedway. The facility is situated on 250 acres and is located in Martinsville, Virginia, approximately 50 miles north of Winston-Salem, North Carolina.

PHOENIX INTERNATIONAL RACEWAY. Phoenix International Raceway (“Phoenix”) is a 1.0 mile low-banked, lighted, asphalt, oval superspeedway. The facility is situated on 598 acres that also includes a 1.5-mile road course located near Phoenix, Arizona.

WATKINS GLEN INTERNATIONAL. Watkins Glen International (“Watkins Glen”) includes 3.4-mile and 2.4-mile road course tracks. The facility is situated on 1,377 acres and is located near Watkins Glen, New York.

ROUTE 66 RACEWAY. Route 66 includes a quarter mile drag strip and dirt oval speedway. The facility, adjacent to Chicgoland, is situated on 240 acres and is located in Joliet, Illinois, approximately 35 miles from Chicago, Illinois.

OTHER FACILITIES: We own approximately 170 acres of real property near Daytona which is home to our corporate headquarters and other offices and facilities. In addition, we also own 500 acres near Daytona on which we conduct agricultural operations except during events when they are used for parking and other ancillary purposes. We also own concession facilities in Talladega, Alabama. We lease real estate and office space in Talladega, Alabama and the property and premises at the Talladega Municipal Airport. Our wholly owned subsidiary, Phoenix Speedway Corp. leases office space in Avondale, Arizona.

Our majority-owned subsidiary, 380 Development, LLC (“380 Development”), owns approximately 676 acres in the New York City borough of Staten Island. We are currently pursuing the sale of the property (see “Equity and Other Investments — Staten Island Property” for further discussion).

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

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At November 30, 2011, we had two issued classes of capital stock: class A common stock, $.01 par value per share, and class B common stock, $.01 par value per share. The class A common stock is traded on the NASDAQ National Market System under the symbol “ISCA.” The class B common stock is traded on the Over-The-Counter Bulletin Board under the symbol “ISCB.OB” and, at the option of the holder, is convertible to class A common stock at any time. As of November 30, 2011, there were approximately 2,268 record holders of class A common stock and approximately 425 record holders of class B common stock.

The reported high and low sales prices or high and low bid information, as applicable, for each quarter indicated are as follows:

	ISCA		ISCB.OB(1)
	High	Low	High	Low
Fiscal 2010:
First Quarter	$30.20	$24.97	$29.63	$24.75
Second Quarter	31.12	25.00	32.00	25.00
Third Quarter	28.14	22.50	28.00	22.45
Fourth Quarter	25.63	22.34	25.50	22.00
Fiscal 2011:
First Quarter	$29.99	$23.98	$29.66	$23.68
Second Quarter	32.32	26.87	31.95	27.39
Third Quarter	30.90	21.24	30.92	22.26
Fourth Quarter	26.18	20.08	26.00	21.00

(1)	ISCB quotations were obtained from the OTC Bulletin Board and represent prices between dealers and do not include mark-up, mark-down or commission. Such quotations do not necessarily represent actual transactions.

Stock Purchase Plan

An important component of our capital allocation strategy is returning capital to shareholders. We have solid operating margins that generate substantial operating cash flow. Using these internally generated proceeds, we have returned a significant amount of capital to shareholders primarily through our share repurchase program.

We have a share repurchase program (“Stock Purchase Plan”) under which we are authorized to purchase up to $330.0 million of our outstanding Class A common shares, including the approval of an incremental $80.0 million in October 2011. The timing and amount of any shares repurchased under the Stock Purchase Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plan may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or Programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in thousands)
December 1, 2010 — August 31, 2011
Repurchase program(1)	740,968	$28.33	740,968	$8,190
Employee transactions(2)	9,280	29.80	—
September 1, 2011 — September 30, 2011
Repurchase program(1)	110,600	23.21	110,600	5,623
October 1, 2011 — October 31, 2011
Repurchase program(1)	256,875	22.85	256,875	79,753
November 1, 2011 — November 30, 2011
Repurchase program(1)	327,368	23.56	327,368	72,040

	1,445,091		1,435,811

(1)	Since inception of the Plan through November 30, 2011, we have purchased 6,658,424 shares of our Class A common shares, for a total of approximately $258.0 million. Included in these totals are the purchases of 1,435,811 shares of our Class A common shares during the fiscal year ended November 30, 2011, at an average cost of approximately $25.87 per share (including commissions), for a total of approximately $37.1 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At November 30, 2011, we have approximately $72.0 million remaining repurchase authority under the current Stock Purchase Plan.
(2)	Represents shares of our common stock delivered to us in satisfaction of the minimum statutory tax withholding obligation of holders of restricted shares that vested during the period.

Dividends

Annual dividends were declared in the quarter ended in May and paid in June in the fiscal years reported below on all common stock that was issued at the time (amount per share):

Fiscal Year:	Annual Dividend
2007	$0.10
2008	0.12
2009	0.14
2010	0.16
2011	0.18

Securities Authorized For Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	245,476	$40.73	666,908
Equity compensation plans not approved by security holders	—	—	—

Total	245,476	$40.73	666,908

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected financial data as of and for each of the last five fiscal years in the period ended November 30, 2011. The income statement data for the three fiscal years in the period ended November 30, 2011, and the balance sheet data as of November 30, 2010 and November 30, 2011, have been derived from our audited historical consolidated financial statements included elsewhere in this report. The balance sheet data as of November 30, 2009, and the income statement data and the balance sheet data as of and for the fiscal years ended November 30, 2008 and 2007, have been derived from our audited historical consolidated financial statements, which are available on our website. You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included elsewhere in this report.

	For the Year Ended November 30,
	2007	2008	2009	2010	2011
	(in thousands, except share and per share data)
Income Statement Data:
Revenues:
Admissions, net	$253,685	$236,105	$195,509	$160,476	$144,433
Motorsports related	465,469	462,835	432,217	420,910	425,655
Food, beverage and merchandise	84,163	78,119	56,397	52,527	47,863
Other	10,911	10,195	9,040	11,444	11,734

Total revenues	814,228	787,254	693,163	645,357	629,685
Expenses:
Direct:
Prize and point fund monies and NASCAR sanction fees	151,311	154,655	162,960	157,571	154,562
Motorsports related	160,387	166,047	149,826	142,603	124,861
Food, beverage and merchandise	48,490	48,159	39,134	36,949	36,744
General and administrative	118,982	109,439	103,773	102,733	98,795
Depreciation and amortization(1)	80,205	70,911	72,900	74,465	76,871
Impairment of long-lived assets(2)	13,110	2,237	16,747	8,859	4,687

Total expenses	572,485	551,448	545,340	523,180	496,520

Operating income	241,743	235,806	147,823	122,177	133,165
Interest income and other(3)	4,990	(1,630)	1,080	170	139
Interest expense	(15,628)	(15,861)	(19,203)	(15,216)	(14,710)
Interest rate swap expense(4)	—	—	(4,268)	(23,878)	—
Loss on early redemption of debt(5)	—	—	—	(6,535)	—
Other income	—	324	426	—	—
Equity in net loss from equity investments(6)	(58,147)	(1,203)	(77,608)	(1,904)	(4,177)

Income from continuing operations before income taxes	172,958	217,436	48,250	74,814	114,417
Income taxes(7)	86,667	82,678	41,265	20,236	44,993

Income from continuing operations	86,291	134,758	6,985	54,578	69,424
Loss from discontinued operations	(90)	(163)	(170)	(47)	—

Net income	$86,201	$134,595	$6,815	$54,531	$69,424

Basic and diluted earnings per share:
Income from continuing operations	$1.64	$2.71	$0.14	$1.13	$1.46
Loss from discontinued operations	0.00	0.00	0.00	0.00	—

Net income	$1.64	$2.71	$0.14	$1.13	$1.46

Dividends per share	$0.10	$0.12	$0.14	$0.16	$0.18

Weighted average shares outstanding:
Basic	52,650,997	49,756,787	48,678,517	48,242,555	47,602,574
Diluted	52,669,934	49,758,089	48,678,517	48,242,555	47,611,179

Balance Sheet Data (at end of period):
Cash and cash equivalents	$57,316	$218,920	$158,572	$84,166	$110,078
Working (deficit) capital	(52,477)	(27,760)	104,039	58,267	75,759
Total assets	1,982,117	2,180,819	1,908,903	1,878,749	1,944,639
Long-term debt	375,009	422,045	343,793	303,074	313,888
Total debt	377,547	575,047	347,180	306,290	316,152
Total shareholders’ equity	1,159,088	1,149,951	1,147,253	1,187,177	1,212,466

(1)	Fiscal years 2007, 2008 and 2009 include accelerated depreciation for certain office and related buildings in Daytona Beach, FL totaling approximately $14.7 million, $2.1 million, and $1.0 million, respectively.
(2)	Fiscal 2007 impairment is primarily related to our decision to discontinue development efforts in Kitsap County, Washington, and costs related to fill removal on our Staten Island property. Fiscal 2008 impairment is primarily attributable to costs related to fill removal on our Staten Island property and the net book value of certain assets retired from service. Fiscal 2009 impairment is primarily attributed to the decrease in the carrying value of our Staten Island property and, to a much lesser extent, impairments of certain other long-lived assets. Fiscal 2010 impairment is primarily attributable to the non-cash impairment of certain costs related to the Daytona Development Project and, to a much lesser extent, removal of certain other long-lived assets. Fiscal 2011 impairment is primarily attributable to the removal of certain assets in connection with the repaving of the track and grandstand enhancements at Phoenix as well as grandstand enhancements at Kansas and Talladega.
(3)	Fiscal 2008 interest income and other includes a non-cash charge totaling approximately $3.8 million to correct the carrying value of certain other assets.
(4)	Fiscal years 2009 and 2010 include expenses related to an interest rate swap (see “Future Liquidity”).
(5)	In fiscal 2010, we recorded a loss on early redemption of debt related to a cash tender offer where we purchased approximately $63.0 million of outstanding Senior Notes (see “Future Liquidity”).
(6)	Fiscal years 2007 and 2009 include impairment of goodwill and intangible assets and write-down of certain inventory and related assets by MA.
(7)	Fiscal 2009 income taxes includes interest income totaling approximately $8.9 million related to the settlement with the Internal Revenue Service. Fiscal 2010 income taxes includes the de-recognition of potential interest and penalties associated with certain state tax settlements of approximately $6.3 million.

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

The adjustments for 2011 relate to the pre-opening expenses for Hollywood Casino at Kansas Speedway — equity in net loss from equity investment; certain carrying costs related to the Staten Island property; and impairments of certain other long-lived assets.

	For the Year Ended November 30
	2007	2008	2009	2010	2011
	(in thousands, except per share data)
Net income	$86,201	$134,595	$6,815	$54,531	$69,424
Net loss from discontinued operations	90	163	170	47	—

Income from continuing operations	86,291	134,758	6,985	54,578	69,424
Equity in net loss (income) from equity investments, net of tax	56,965	(970)	79,277	1,155	2,534

Consolidated income from continuing operations excluding equity in net loss (income) from equity investments	143,256	133,788	86,262	55,733	71,958
Adjustments, net of tax:
Carrying costs related to Staten Island	—	—	—	—	1,664
Additional depreciation	9,009	1,278	637	—	—
Impairment of long-lived assets	8,390	1,374	10,081	5,373	2,845
Correction of certain other assets’ carrying value	—	3,758	—	—	—
Interest rate swap expense	—	—	2,608	14,473	—
Loss on early redemption of debt	—	—	—	3,963	—
Provision on advances to Kansas Entertainment	—	1,409	—	—	—
IRS and state tax settlements	—	—	(8,923)	(6,338)	—
Tax benefit associated with restructuring initiatives	—	(3,477)	—	—	—

Non-GAAP net income	$160,655	$138,130	$90,665	$73,204	$76,467

Diluted earnings per share	$1.64	$2.71	$0.14	$1.13	$1.46
Net loss from discontinued operations	—	—	—	—	—

Diluted earnings per share from continuing operations	1.64	2.71	0.14	1.13	1.46
Equity in net loss (income) from equity investments, net of tax	1.08	(0.02)	1.63	0.03	0.05

Consolidated income from continuing operations excluding equity in net loss (income) from equity investments	2.72	2.69	1.77	1.16	1.51
Adjustments, net of tax:
Carrying costs related to Staten Island	—	—	—	—	0.04
Additional depreciation	0.17	0.02	0.01	—	—
Impairment of long-lived assets	0.16	0.03	0.21	0.11	0.06
Correction of certain other assets’ carrying value	—	0.08	—	—	—
Interest rate swap expense	—	—	0.05	0.30	—
Loss on early redemption of debt	—	—	—	0.08	—
Provision on advances to Kansas Entertainment	—	0.03	—	—	—
IRS and state tax settlements	—	—	(0.18)	(0.13)	—
Tax benefit associated with restructuring initiatives	—	(0.07)	—	—	—

Non-GAAP diluted earnings per share	$3.05	$2.78	$1.86	$1.52	$1.61

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

Business Combinations. All business combinations are accounted for under the acquisition method. Whether net assets or common stock is acquired, fair values are determined and assigned to the purchased assets and assumed liabilities of the acquired entity. The excess of the cost of the acquisition over fair value of the net assets acquired is recorded as goodwill. Business combinations involving existing motorsports entertainment facilities commonly result in a significant portion of the purchase price being allocated to the fair value of the contract-based intangible asset associated with long-term relationships manifest in the sanction agreements with sanctioning bodies, such as NASCAR and Grand American series. The continuity of sanction agreements with these bodies has historically enabled the facility operator to host motorsports events year after year. While individual sanction agreements may be of terms as short as one year, a significant portion of the purchase price in excess of the fair value of acquired tangible assets is commonly paid to acquire anticipated future cash flows from events promoted pursuant to these agreements which are expected to continue for the foreseeable future and therefore, in accordance with ASC 805-50, “Business Combinations,” are recorded as indefinite-lived intangible assets recognized apart from goodwill.

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

•

In fiscal 2011, we recorded a non-cash impairment totaling approximately $4.7 million, as an impairment of long-lived assets, primarily attributable to the removal of certain other long-lived assets located at our motorsports facilities.

As of November 30, 2011, goodwill and other intangible assets and property and equipment accounts for approximately $1,669.3 million, or 85.8 percent of our total assets. We account for our goodwill and other intangible assets in accordance with ASC 350 and for our long-lived assets in accordance with ASC 360.

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

While we continue to review and analyze many factors that can impact our business prospects in the future (as further described in “Risk Factors”), our analysis is subjective and is based on conditions existing at, and trends leading up to, the time the estimates and assumptions are made. Different conditions or assumptions, or changes in cash flows or profitability, if significant, could have a material adverse effect on the outcome of the impairment evaluation and our future condition or results of operations. Despite the current adverse economic trends, the decline in consumer confidence and the rise in unemployment, which have contributed to the decrease in attendance related as well as corporate partner revenues for certain of our motorsports entertainment events since fiscal 2008, we believe there has been no significant change in the long-term fundamentals of our ongoing motorsports event business. We believe our present operational and cash flow outlook further support our conclusion.

In connection with our fiscal 2011 assessment of goodwill and intangible assets for possible impairment we used the methodology described above. We believe our methods used to determine fair value and evaluate possible impairment were appropriate, relevant, and represent methods customarily available and used for such purposes. Our latest annual assessment of goodwill and other intangible assets in the fourth quarter of fiscal 2011 indicated there had been no impairment and the fair value substantially exceeded the carrying value for the respective reporting units, except for one reporting unit. The estimated fair value for this one reporting unit, which has goodwill of less than $20.0 million, exceeded the carrying value by less than 7 percent as determined using our internal discounted cash flow methodology. We believe the most recent comparable market transactions would support a substantially higher valuation.

In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments we exert significant influence on the investee but do not have effective control over the investee, which adds an additional element of risk that can adversely impact our financial position and results of operations. The carrying value of our equity investments was $100.1 million at November 30, 2011.

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

Equity and Other Investments

Hollywood Casino at Kansas Speedway

In February 2010, Kansas Entertainment, LLC, (“Kansas Entertainment”) a 50/50 joint venture of Penn and Kansas Speedway Development Corporation (“KSDC”), a wholly owned indirect subsidiary of ISC, received the final approval under the Kansas Expanded Lottery Act, along with its gaming license from the Kansas Racing and Gaming Commission, to proceed with the construction of the Hollywood-themed and branded destination entertainment facility, overlooking turn two of Kansas Speedway. Kansas Entertainment began construction of the facility in April 2010 which is scheduled to open on February 3, 2012.

The initial phase of the Hollywood Casino at Kansas Speedway features a 95,000 square foot casino with 2,000 slot machines and 52 table games (including 12 poker tables), a 1,253 space parking structure as well as a sports-themed bar, dining and entertainment options. Kansas Entertainment is funding the initial phase of the development with equity contributions from each partner. KSDC and Penn will share equally in the cost of developing and constructing the facility.

We currently estimate that our share of capitalized development costs for the project, excluding our contribution of land, will be approximately $155.0 million. Through November 30, 2011, we have funded approximately $92.1 million of these capitalized development costs and expect to fund the remaining amount through the opening of the casino. In addition, we expect to fund certain working capital needs of the project prior to opening. Also, we will continue to incur certain other start up and related costs through opening, which will be expensed through equity in net loss from equity investments. Penn is the managing member of Kansas Entertainment and is responsible for the development and operation of the casino.

We have accounted for Kansas Entertainment as an equity investment in our financial statements as of November 30, 2011. Our 50.0 percent portion of Kansas Entertainment’s net loss was approximately $1.9 million and $4.2 million for fiscal years 2010 and 2011, respectively, related to certain start up costs, and is included in equity in net loss from equity investments in our consolidated statements of operations. There were no operations included in our consolidated statements of operations in the same period in fiscal 2009.

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

During the third quarter of fiscal 2009, we determined, based on our understanding of the real estate market, that the current carrying value of the property was in excess of the fair market value. As a result, we recognized a non-cash, pre-tax charge in our results of approximately $13.0 million, or $0.16 per diluted share, which is included in the Motorsports Event segment.

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

We did not recognize any net income or loss from operations of MA during fiscal 2010 or 2011, respectively. Our 50.0 percent portion of MA’s fiscal 2009 net loss is approximately $77.6 million, or $1.63 per diluted share, which included the aforementioned impairment charges.

We have a guaranty exposure to one NASCAR team licensor which will be satisfied upon MA making certain payments to the team through January 2013. As of November 30, 2011, our guaranty exposure was approximately $2.5 million. While it is possible that some obligation under this guarantee may occur in the future, the amount we will ultimately pay cannot be estimated at this time. In any event, we do not believe that the ultimate financial outcome will have a material impact on our financial position or results of operations.

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

Future Trends in Operating Results

Economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates, impact our ability to sell tickets to our events and to secure revenues from corporate marketing partnerships. We believe that unprecedented adverse economic trends, particularly the decline in consumer confidence, affected the frequency with which our guests choose to visit our major motorsports facilities. This significantly contributed to the decreased level of attendance for certain of our motorsports entertainment events since the start of the recession in 2008. Absent a sustained improvement in consumer confidence that includes an increase in discretionary spending, we expect certain of these adverse trends to persist through fiscal 2012, which can have an impact on our business, especially attendance-related and corporate partner revenues. Mitigating the potential decline in certain revenue categories, are cost containment initiatives that have already been implemented. While these initiatives have had, and are expected to continue to have, a positive impact on our financial position, the Company does not have significant additional incremental costs that can be reduced without materially altering the way it operates.

Admissions

An important component of our operating strategy has been our long-standing practice of focusing on supply and demand when evaluating ticket pricing and adjusting capacity at our facilities. By effectively managing ticket prices and seating capacity, we have historically shown the ability to stimulate ticket renewals and advance ticket sales. Advance ticket sales result in earlier cash flow and reduce the potential negative impact of actual, as well as forecasted, inclement weather on ticket sales. With any ticketing program, we first examine our ticket pricing structure at each of our major motorsports facilities to ensure that prices are in line with market demand. When determined necessary, we will adjust ticket pricing.

It is important that we maintain the integrity of our pricing model by rewarding our best and loyal customers. We do not adjust pricing downward inside of the sales cycle and avoid rewarding last-minute ticket buyers by discounting tickets. Further, we limit and monitor the availability of promotional tickets. All of these factors could have a detrimental effect on our pricing model and long-term value of our business. We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth than to capture short-term incremental revenue. However, at certain of our motorsports facilities, after the renewal period ends, we have gradually increased the ticket price up to event day to maximize revenue.

During this period of reduced consumer confidence, we have experienced compressed sales cycles for our events as our customers are making ticket purchasing decisions closer to the event date. To address this and to be sensitive to the economic challenges that many of our fans faced, in 2009 and 2010, we reduced pricing for our major events as well as unbundled a substantial number of tickets to better respond to consumer demand. For the 2011 season, we believe these ticket pricing initiatives already implemented were aligned with demand, providing attractive price points for all income levels. We expect to maintain our current ticket pricing strategies for the upcoming 2012 season; adjusting pricing only in targeted areas within our motorsports facilities. In addition to adjusting ticket pricing when appropriate, we are also motivating our customers to renew early with various incentives as well as special access privileges.

Adjusting sellable seating capacity at our major motorsports facilities that host NASCAR Sprint Cup Series events is another initiative designed to regain a more normalized advance ticket sales trend. Since fiscal 2010, we have reduced sellable capacity by approximately 9.0 percent. The reduction of sellable capacity, which is primarily achieved by providing improved and wider seating for our fans, is enhancing the overall guest experience. Any further reduction in capacity will be incremental as we gradually improve seating at our facilities.

We have been actively pursuing new customers through various segmented marketing programs. We have expanded our youth initiatives to encourage families to attend. In many instances, children 12 and under are admitted free with a ticketed adult. The younger demographic is our next generation race fan. To market to this demographic, traditional means of advertising may not be adequate to reach them effectively. Other mediums, primarily social media channels, more effectively reach and resonate with the youth segment. Based on a 2011 consumer engagement study, more than 50 percent of all fans now get NASCAR-related information from social media channels. As such, we are actively involved in creating compelling interactive digital experiences with current and potential fans through these channels. In addition, we are implementing programs aimed at engaging first-time race fans to educate them on getting the most out of the experience and a better understanding of the sport.

Corporate Partnerships

We believe that our presence in key metropolitan statistical areas, year-round event schedule, impressive portfolio of major motorsports events and attractive fan demographics are beneficial as we continue to pursue renewal and expansion of existing marketing partnerships and establish new corporate relationships.

Our corporate sales team continues to generate strong levels of interest from corporate prospects. Economic trends experienced since 2008 have influenced corporate budgets, sales and contract duration. Beginning in 2011, we have seen pricing stabilization for many of our inventory of assets. For fiscal 2011, we sold all of our 2011 NASCAR Sprint Cup and Nationwide series event entitlements.

Entering into the 2012 season, we have more available inventory than in previous years due to the shorter duration of contracted terms. We expect, based on current interest and demand, that we will secure all of our 2012 NASCAR Sprint Cup and Nationwide series event entitlements. We believe that revenues from our corporate marketing relationships will grow over the long term, contributing to strong earnings and cash flow stability and predictability.

In a positive development for the sport, NASCAR and Sprint signed a multi-year agreement, extending Sprint’s role as title sponsor of NASCAR through the 2016 season. Sprint is the largest sponsor in the sport and this extension is a big win for the industry.

Television Broadcast and Ancillary Media Rights

Domestic broadcast and ancillary media rights fees revenues are an important component of our revenue and earnings stream. Starting in 2007, NASCAR entered into new combined eight-year agreements with FOX, ABC/ESPN, TNT and SPEED for the domestic broadcast and related rights for its three national touring series — Sprint Cup, Nationwide and Camping World Truck. The agreements total approximately $4.5 billion over the eight-year period from 2007 through 2014. This results in an approximate $560.0 million gross average annual rights fee for the industry, a more than 40.0 percent increase over the previous contract average of $400.0 million annually. The industry rights fees were approximately $530.0 million, $545.0 million and $565.0 million for fiscal 2009, 2010 and 2011, respectively, and will be approximately $585 million for 2012; $605 million for 2013; and, $630 million for 2014.

FOX and TNT have been strong supporters of NASCAR racing since 2001, and both have played a major role in the sport’s climb in popularity. We have, and expect to continue to see, ongoing broadcast innovation in their coverage of NASCAR racing events. Also notable was the return of ESPN to the sport in 2007, which it helped build throughout the 1980s and 1990s. ESPN’s coverage and weekly ancillary NASCAR-related programming continues to promote the sport across its various channels. Further, ESPN broadcasts substantially the entire ABC/ESPN inventory of NASCAR Sprint Cup and Nationwide series events, providing these series with the continuity and promotional support that we believe will allow them to flourish. ESPN, with a subscriber base at approximately 100 million homes, has the ability to attract younger viewers as well as create more exposure for the sport. Cable broadcasters can typically support a higher investment due to subscriber fees that are not available to traditional networks, which is a potential benefit when NASCAR negotiates the next consolidated domestic broadcast and ancillary media rights contract.

While the media landscape continues to evolve, we believe NASCAR’s position in the sports and entertainment industry remains strong. The NASCAR Sprint Cup Series remains the second highest rated regular season sport on television. For the 2011 season, an average of 4.4 million households and 6.5 million viewers tuned into each NASCAR Sprint Cup Series event, an increase of approximately 8.0 percent and 10.0 percent, respectively, over fiscal 2010. Also, over 70 million unique viewers tuned into a NASCAR Sprint Cup Series event, and on average per event, NASCAR has the second largest number of viewers and people watching together as well as the largest percentage of female viewers. The NASCAR Sprint Cup Series is the number two sport among all key demographic groups, trailing only the NFL. This past year saw the key demographic group, the 18- to 34-year-old male, increase viewership by 17.0 percent from last season. In addition, the NASCAR Nationwide Series is the second-highest rated motorsports series on television and the NASCAR Camping World Truck Series is the third-highest rated motorsports series on cable television. These solid ratings and results, we believe, puts NASCAR in a strong negotiating position for the next broadcast media rights agreements.

We also benefit from NASCAR’s ancillary rights agreements for which we receive a share of contracted revenues from various partners such as Turner Sports (NASCAR.COM) and SiriusXM Radio. Through ancillary rights sharing we receive, at times, revenues for international broadcasting, NASCAR images, specialty pay-per-view telecasts and other media content distribution. The various contracted agreements are negotiated separately by NASCAR, and vary in terms and duration.

SiriusXM Radio has been the most significant contributor to the industry’s ancillary rights revenue. In 2007, Sirius Satellite Radio, the predecessor to SiriusXM Radio, entered into a five year agreement to be NASCAR’s exclusive satellite radio partner. Since entering into the contract, Sirius Satellite Radio and XM Satellite Radio merged to form Sirius XM Radio. Prior to this merger, both were actively competing against each other for the distribution rights for original programming thereby increasing the pricing of these rights. With the merger completed in 2008 and only one satellite provider bidding, distribution rights agreements entered into currently have generally been lower. This is the case with the agreement NASCAR recently executed for SiriusXM Radio to continue as the exclusive satellite rights provider for NASCAR.

For 2011, the industry will receive approximately $17.0 million in these ancillary rights fees of which we will receive approximately $7.0 million. However, we expect to receive an immaterial amount of ancillary revenue in 2012, due primarily to the following factors:

•	The aforementioned lower future rights fees received from Sirius XM Radio; and

•

In order to achieve optimal exploitation of online content, we believe NASCAR should negotiate a buy-out of the remaining two years of Turner Sports’ exclusive rights to all NASCAR-related online content.

Domestic broadcast media rights fees provide significant cash flow visibility to us, race teams and NASCAR over the contract term. Television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events conducted at our wholly owned facilities under these agreements, and recorded as part of motorsports related revenue, were approximately $262.0 million, $269.1 million and $278.8 million for fiscal 2009, 2010 and 2011, respectively. Operating income generated by these media rights were approximately $192.1 million, $197.5 million and $204.5 million for fiscal 2009, 2010 and 2011, respectively.

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

Sanctioning Bodies

Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction events at our facilities, particularly with NASCAR, whose sanctioned events at our wholly owned facilities accounted for approximately 90.4 percent of our revenues in fiscal 2011. NASCAR continues to entertain and discuss proposals from track operators regarding potential realignment of their portfolio of NASCAR Sprint Cup Series dates to more geographically diverse and potentially more desirable markets where there may be greater demand, resulting in an opportunity for increased revenues to the track operators. We believe that realignments have provided, and will continue to provide, incremental net positive revenue and earnings as well as further enhance the sport’s exposure in highly desirable markets, which we believe benefits the sport’s fans, teams, sponsors and television broadcast partners as well as promoters.

Capital Improvements

Enhancing the live event experience for our guest is a critical strategy for future growth. We are convinced that our focus on driving incremental earnings by improving the fan experience will lead to increased ticket sales, better pricing power, and greater potential to capture market share, in the long-term. We compete for the consumers’ discretionary dollar with other entertainment options such as concerts and other major sporting events not just motorsport events. To better meet our customer’s expectations, we are committed to improving the guest experience through on-going capital improvements at our facilities to better position the Company for long-term growth. Today’s consumer wants easy access into and out of a venue; comfortable and wider seating; clean and available facilities; enhanced audio and visual engagement; and social connectivity. We also anticipate modest capital spending on other projects for maintenance, safety and regulatory requirements.

We are confident that by delivering memorable guest experiences, along with attractive pricing and fantastic racing, we will generate stronger attendance-related revenues, as well as bottom-line results. While we focus on allocating our capital to generate returns in excess of our cost of capital, certain of these capital improvement investments may not provide immediate, directly traceable positive returns on invested capital but will better enable us to effectively compete with other entertainment venues for consumer and corporate spending.

We are currently assessing the feasibility of increasing our capital spending at existing facilities above recent levels beginning in 2013. Any increased spending above recent levels will depend upon several factors such as a stable economic operating environment, credit availability, and, preferably, the sale of our Staten Island property.

Growth Strategies

Our growth strategies also include exploring ways to grow our businesses through acquisitions and external developments that offer attractive financial returns. This has been demonstrated through our joint venture to develop and operate a Hollywood-themed and branded casino and entertainment destination facility overlooking turn two of Kansas Speedway (see “Hollywood Casino at Kansas Speedway”) with Penn.

The initial phase of the Hollywood Casino at Kansas Speedway features a 95,000 square foot casino with 2,000 slot machines and 52 table games (including 12 poker tables), a 1,253 space parking structure as well as a sports-themed bar, dining and entertainment options. The Hollywood Casino at Kansas Speedway, which is scheduled to open on February 3, 2012, will have incredible views of the Kansas Speedway and be a great amenity during race weekends. Both the Kansas Speedway and the Hollywood Casino at Kansas Speedway will benefit year-round from the overall appeal of the local entertainment zone which surrounds the complex and features many prominent shopping and leisure activities. This area which is part of the Kansas City Metropolitan Statistical Area currently attracts over 11 million visitors annually, making it one of biggest draws in the region.

We currently estimate that our share of capitalized development costs for the project, excluding our contribution of land, remains at approximately $155.0 million. Through November 30, 2011, we have funded approximately $92.1 million of these capitalized development costs and expect to fund the remaining amount through the opening of the casino. We expect to fund certain working capital needs of the project prior to opening. Also, we will continue to incur certain other start up and related costs through opening, which will be expensed as equity in net loss from equity investments.

We have funded our portion of the capitalized development costs and other start up and related costs with existing cash and from funds drawn on our revolving credit facility due to favorable borrowing terms. We will continue to fund the remaining portion of capitalized development costs; certain working capital needs; and certain other start up and related costs on our revolving credit facility. It is our expectation that we will be pay down the borrowings on our revolving credit facility that we associate with the Hollywood Casino at Kansas Speedway from our portion of its cash flow.

We expect that the Hollywood Casino at Kansas Speedway will provide positive cash flow to us beginning in our fiscal 2012 second quarter and expect for the full 2012 fiscal year to result in break-even to slightly positive equity income in our consolidated income statement. While this is the first venture in our market-based real estate strategy to monetize our real estate through ancillary development, we are confident that this project will create significant value for our shareholders. We are interested in replicating further ancillary development at certain of our other motorsports facilities.

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

Current Operations Comparison

The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	For the Year Ended November 30,
	2009	2010	2011
Revenues:
Admissions, net	28.2%	24.9%	22.9%
Motorsports related	62.4	65.2	67.6
Food, beverage and merchandise	8.1	8.1	7.6
Other	1.3	1.8	1.9

Total revenues	100.0	100.0	100.0
Expenses:
Direct:
Prize and point fund monies and NASCAR sanction fees	23.5	24.4	24.6
Motorsports related	21.6	22.1	19.8
Food, beverage and merchandise	5.7	5.7	5.8
General and administrative	15.0	15.9	15.7
Depreciation and amortization	10.5	11.6	12.2
Impairment of long-lived assets	2.4	1.4	0.7

Total expenses	78.7	81.1	78.8

Operating income	21.3	18.9	21.2
Interest expense, net	(2.6)	(2.3)	(2.3)
Interest rate swap expense	(0.6)	(3.7)	—
Loss on early redemption of debt	—	(1.0)	—
Other income	0.1	—	—
Equity in net loss from equity investments	(11.2)	(0.3)	(0.7)

Income from continuing operations before income taxes	7.0	11.6	18.2
Income taxes	6.0	3.1	7.2

Income from continuing operations	1.0	8.5	11.0
Loss from discontinued operations	—	—	—

Net income	1.0%	8.5%	11.0%

Comparison of Fiscal 2011 to Fiscal 2010

The comparison of fiscal 2011 to fiscal 2010 is impacted by the following factors:

•

Economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates, impact our ability to sell tickets to our events and to secure revenues from corporate marketing partnerships. We believe that unprecedented adverse economic trends, particularly the decline in consumer confidence and the rise in unemployment, contributed to the decrease in attendance related as well as corporate partner revenues for certain of our motorsports entertainment events beginning in mid-2008;

•	The IndyCar Series events held at Kansas, Chicagoland, Watkins Glen, and Homestead, in fiscal 2010, were not held in fiscal 2011;

•	The Fall NASCAR Sprint Cup and Nationwide series events held at Auto Club Speedway in fiscal 2010, were realigned to Kansas and Chicagoland, respectively, in fiscal 2011;

•

In fiscal 2011, we recognized non-cash impairments of long-lived assets totaling approximately $4.7 million, or $0.06 per diluted share, primarily attributable to the removal of certain assets in connection with the repaving of the track and grandstand enhancements at Phoenix as well as grandstand enhancements at Kansas and Talladega. In fiscal 2010, we recognized non-cash impairments of long-lived assets totaling approximately $8.9 million, or $0.11 per diluted share, primarily attributable to certain costs related to the Daytona Development Project which were capitalized and that were no longer expected to benefit the future development of the project;

•

During fiscal 2010, we recognized approximately $23.9 million, or $0.30 per diluted share, in expenses related to an interest rate swap. In fiscal 2011, the remaining deferred interest rate swap balance is included in accumulated other comprehensive loss and is being amortized as interest expense over the ten year term of private placement senior notes issued in January 2011 (see “Future Liquidity”);

•

During fiscal 2010, we recognized approximately $6.5 million in expenses, or $0.08 per diluted share, related to a partial redemption of $150 million principal 5.4% Senior Notes maturing in 2014 (see “Future Liquidity — Long-Term Obligations and Commitments”); and

•

During fiscal 2010, we had favorable tax settlements with certain states, where we de-recognized potential interest and penalties totaling approximately $6.3 million, or $0.13 per diluted share. This de-recognition of interest and penalties was recorded in income tax expense in our consolidated statement of operations. There were no comparable activities related to these settlements in the same period of fiscal 2011.

Admissions revenue decreased approximately $16.0 million, or 10.0 percent, in fiscal 2011 as compared to fiscal 2010. The decrease was largely attributable to lower attendance and weighted average ticket prices for certain events combined with the impact of previously discussed IndyCar Series schedule changes as well as certain other non-comparable operations. Partially offsetting these decreases were the previously discussed realigned NASCAR Sprint Cup and Nationwide events.

Motorsports related revenue increased approximately $4.7 million, or 1.1 percent, in fiscal 2011 as compared to fiscal 2010. The increase is substantially attributable to increased television broadcast and ancillary rights as well as increased sponsorship, suite and hospitality revenue for certain events held during the fiscal year. The increase was partially offset by the net impact of the previously discussed IndyCar Series schedule changes as well as certain non-comparable operations.

Food, beverage and merchandise revenue decreased approximately $4.7 million, or 8.9 percent, in fiscal 2011 as compared to fiscal 2010. The decrease is substantially attributable to lower attendance for certain events and the impact of previously discussed IndyCar Series schedule changes. Partially offsetting the decrease were non-motorsports related event sales of concessions and catering.

Prize and point fund monies and NASCAR sanction fees decreased approximately $3.0 million, or 1.9 percent, in fiscal 2011 as compared to fiscal 2010. The decrease was largely attributable to the reduction in the overall prize and point fees paid for the events held as compared to prior year. Partially offsetting the decreases were the increases in television broadcast rights fees for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events as standard NASCAR sanctioning agreements require a specific percentage of television broadcast rights fees to be paid to competitors.

Motorsports related expense decreased by approximately $17.7 million, or 12.4 percent, in fiscal 2011 as compared to fiscal 2010. The decrease is primarily attributable to the impact of previously mentioned IndyCar Series event schedule and business operation changes, including cost containment, focused to enhance margin without negatively impacting our guest experience. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue decreased to approximately 21.9 percent for fiscal 2011, as compared to 24.5 percent for the same period in the prior year. The margin increase was primarily due to the impact of previously mentioned event schedule changes and focused cost containment.

Food, beverage and merchandise expense decreased slightly by approximately $0.2 million, or 0.6 percent, in fiscal 2011 as compared to fiscal 2010. The decrease from the previously mentioned schedule changes were largely offset by the non-motorsports event concession sales and food costs and increases in certain other costs associated with concessions and catering to enhance the guest experience for both the consumer and corporate customers. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue increased to approximately 76.8 percent for fiscal 2011, as compared to 70.3 percent for the same period in the prior year. This decreased margin was attributable to certain lower margin transactions related to non-motorsports related event sales of concessions and catering, increased food costs and the enhanced concession and catering presentation at certain motorsports events.

General and administrative expense decreased approximately $3.9 million, or 3.8 percent, in fiscal 2011 as compared to fiscal 2010. Decreases during the fiscal period in personnel related and various other costs driven by cost containment initiatives contributed significantly to the decreases, which were partially offset by certain carrying costs of our Staten Island property. General and administrative expenses as a percentage of total revenues decreased slightly to approximately 15.7 percent for fiscal 2011, as compared to 15.9 percent for fiscal 2010. The slight margin increase is primarily due to the previously discussed cost containment efforts, partially offset by the lower total revenue as well as the previously mentioned carrying costs related to our Staten Island property.

Depreciation and amortization expense increased approximately $2.4 million, or 3.2 percent, in fiscal 2011 as compared to fiscal 2010. The overall increase was attributable to capital expenditures for our ongoing facility enhancements and related initiatives.

The impairment of long-lived assets of approximately $4.7 million during fiscal 2011 is primarily attributable to the ongoing removal of certain assets in connection with the previously discussed repaving of the track and grandstand enhancements at Phoenix and the grandstand enhancements at Kansas and Talladega.

Interest income during fiscal 2011 was comparable to fiscal 2010.

Interest expense decreased by approximately $0.5 million, or 3.3 percent, in fiscal 2011, as compared to fiscal 2010. The overall decrease was primarily due to the lower average balances on our revolving credit facilities, partial tender of senior notes due 2014 in the fourth quarter of fiscal 2010 and increased capitalized interest during the current period, primarily associated with our equity investment in the Hollywood Casino at Kansas Speedway. Partially offsetting these decreases was interest on the private placement senior notes issued in January 2011 and higher interest rates and fees on our credit facility as compared to the same periods in the prior year.

Interest rate swap expense during fiscal 2010, totaled approximately $23.9 million, representing the expense on an interest rate swap during the period prior to the issuance of the related private placement in January 2011 (see “Future Liquidity — Long-Term Obligations and Commitments”). There was no comparable expense in fiscal 2011. In fiscal 2011, the remaining deferred interest rate swap balance is included in accumulated other comprehensive loss and is being amortized as interest expense over the ten year term of private placement senior notes issued in January 2011 (see “Future Liquidity”).

Loss on early redemption of debt of approximately $6.5 million in fiscal 2010 is attributable to the aforementioned partial redemption of the $150 million principal 5.4 percent Senior Notes maturing in 2014 (see “Future Liquidity — Long-Term Obligations and Commitments”). There was no comparable amount in fiscal 2011.

Equity investments represents our 50.0 percent equity investments in Hollywood Casino at Kansas Speedway and Motorsports Authentics (see “Equity and Other Investments”). The equity in net loss from equity investments in fiscal 2011 and 2010 relate to certain start up costs for the Hollywood Casino at Kansas Speedway. We did not recognize any net income or loss from operations of Motorsports Authentics in fiscal 2011 or in fiscal 2010.

Our effective income tax rate increased from approximately 27.0 percent to approximately 39.3 percent during fiscal 2011 compared to fiscal 2010 (see “Income Taxes”).

As a result of the foregoing, net income increased approximately $14.9 million, or $0.33 per diluted share, for fiscal 2011 as compared to fiscal 2010.

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

•

In fiscal 2010, we recognized non-cash impairments of long-lived assets totaling approximately $8.9 million, or $0.11 per diluted share, primarily attributable to certain costs related to the Daytona Development Project which were capitalized and that were no longer expected to benefit the future development of the project. In fiscal 2009, we recognized non-cash impairments of long-lived assets totaling approximately $16.7 million, or $0.21 per diluted share, primarily attributable to the aforementioned decrease in the carrying value of our Staten Island property and, to a much lesser extent, impairments of certain other long-lived assets;

•

During fiscal 2010, we recognized approximately $23.9 million, or $0.30 per diluted share, in expenses related to an interest rate swap. In fiscal 2009, we recognized approximately $4.3 million, or $0.05 per diluted share, in similar expense (see “Future Liquidity”);

•

During fiscal 2010, we recognized approximately $6.5 million in expenses, or $0.08 per diluted share, related to a partial redemption of $150 million principal 5.4% Senior Notes maturing in 2014 (see “Future Liquidity — Long-Term Obligations and Commitments”);

•	During fiscal 2009, we recorded certain charges related to our joint venture Motorsports Authentics (see Equity and Other Investments); and

•

As a result of the previously discussed favorable settlements and on-going discussions with certain states, we de-recognized potential interest and penalties totaling approximately $6.3 million or $0.13 per diluted share, in fiscal 2010. During fiscal 2009 we recognized interest income net of tax, of approximately $8.9 million, or $0.18 per diluted share, in our income tax expense as a result of our settlement with the Internal Revenue Service. This de-recognition of interest and penalties was recognized as a reduction in income tax expense in our consolidated statement of operations.

Admissions revenue decreased approximately $35.0 million, or 17.9 percent, in fiscal 2010 as compared to fiscal 2009. We believe the decrease was driven by lower attendance attributable to ongoing adverse economic conditions as well as inclement weather and a decrease in our weighted average ticket price for certain events associated with the previously discussed value pricing initiatives.

Motorsports related revenue decreased approximately $11.3 million, or 2.6 percent, in fiscal 2010 as compared to fiscal 2009. The decrease was substantially attributable to decreases in sponsorship, suite and hospitality revenues for certain events. To a lesser extent, contributing to change was the aforementioned Camping World Truck Series event not being held at Auto Club Speedway, and the IndyCar Series event not being held at Richmond, respectively. Partially offsetting these decreases was an increase in television broadcast and ancillary rights.

Food, beverage and merchandise revenue decreased approximately $3.9 million, or 6.9 percent, in fiscal 2010 as compared to fiscal 2009. The decrease was substantially attributable to the previously discussed lower attendance.

Prize and point fund monies and NASCAR sanction fees decreased approximately $5.4 million, or 3.3 percent, in fiscal 2010 as compared to fiscal 2009. The decrease was primarily attributable to the reduction in overall prize and point fees paid for the events held in the period as compared to the same period in prior year. Partially offsetting overall decreases were the increases in television broadcast rights fees for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events during the periods as standard NASCAR sanctioning agreements require a specific percentage of television broadcast rights fees to be paid to competitors. Partially offsetting the decrease was the aforementioned NASCAR Camping World Truck Series event held at Darlington that was not held in fiscal 2009.

Motorsports related expense decreased by approximately $7.2 million, or 4.8 percent, in fiscal 2010 as compared to fiscal 2009. The decrease was primarily attributable to reduced promotional, advertising and other race related expenses during the period as a result of focused cost containment. Contributing to the decrease was aforementioned IndyCar Series event that was not held at Richmond in fiscal 2010 that was held in fiscal 2009. The decrease was partially offset by the aforementioned NASCAR Camping World Truck Series event held at Darlington added to the schedule in 2010. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue increased slightly to approximately 24.5 percent for fiscal 2010, as compared to 23.9 percent for the same period in the prior year. The slight margin decrease was primarily due to the previously discussed lower admissions and motorsports related revenue during the period.

Food, beverage and merchandise expense decreased approximately $2.2 million, or 5.6 percent, in fiscal 2010 as compared to fiscal 2009. The decrease was primarily attributable to variable costs associated with the lower sales of merchandise and concessions, as well as catering. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue increased slightly to approximately 70.3 percent for fiscal 2010, as compared to 69.4 percent for the same period in the prior year. The slight margin decrease was primarily attributable to the ratio of fixed to variable costs.

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

Depreciation and amortization expense increased approximately $1.6 million, or 2.1 percent, in fiscal 2010 as compared to fiscal 2009. The increase was predominately attributable to our headquarters building (see “Future Liquidity”) which was put in service in the last month of fiscal 2009. Partially offsetting the increases were certain assets which have reached the end of their useful lives.

The impairment of long-lived assets of approximately $8.9 million is primarily attributable to the aforementioned non-cash impairment of certain costs related to the Daytona Development Project and removal of certain other long-lived assets located at our motorsports facilities.

Interest income decreased by approximately $0.9 million during fiscal 2010 as compared to fiscal 2009. The decrease was attributable to lower interest rates as compared to the same periods in the prior year.

Interest expense decreased by approximately $4.0 million during fiscal 2010 as compared to fiscal 2009. The decrease is primarily due to the funding of the $150 million principal 4.2 percent Senior Notes maturity in April 2009 and the lower average outstanding balance on our credit facility as compared to the same period in the prior year. Partially offsetting the decrease was the interest on the term loan for our new headquarters building.

Interest rate swap expense increased by approximately $19.6 million during fiscal 2010 as compared to fiscal 2009. The increase was primarily attributable to the termination of an interest rate swap and the reduction of the anticipated debt issuance from $150.0 million to $65.0 million during the fiscal year ended November 30, 2010.

Loss on early redemption of debt of approximately $6.5 million in fiscal 2010 is attributable to the aforementioned partial redemption of the $150 million principal 5.4 percent Senior Notes maturing in 2014 (see “Future Liquidity — Long-Term Obligations and Commitments”) . There was no comparable amount in fiscal 2009.

Equity in net loss from equity investments represented our 50.0 percent equity investments in Hollywood Casino at Kansas Speedway and Motorsports Authentics (see “Equity and Other Investments”). The equity in net loss from equity investments of approximately $1.9 million in fiscal 2010 related to certain start up costs for the Hollywood Casino at Kansas Speedway. There were no comparable costs in fiscal 2009. We did not recognize any net income or loss from operations of Motorsports Authentics in fiscal 2010 as compared to an approximate net loss of $77.6 million in fiscal 2009.

Our effective income tax rate decreased from approximately 85.5 percent to approximately 27.0 percent during fiscal 2010 compared to fiscal 2009 (see “Income Taxes”).

As a result of the foregoing, net income increased approximately $47.7 million, or $0.99 per diluted share, for fiscal 2010 as compared to fiscal 2009.

Liquidity and Capital Resources

General

We have historically generated sufficient cash flow from operations to fund our working capital needs, capital expenditures at existing facilities, and return of capital through payments of an annual cash dividend and repurchase of our shares under our Stock Purchase Plan. In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance of long-term debt, borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects. At November 30, 2011, we had cash and cash equivalents totaling approximately $110.1 million, $152.0 million principal amount of senior notes outstanding, $50.0 million in borrowings on our $300.0 million revolving credit facility, a debt service funding commitment of approximately $62.2 million principal amount related to the taxable special obligation revenue (“TIF”) bonds issued by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”), $50.7 million principal term loan related to our headquarters office building (the International Motorsports Center, or “IMC”); and $1.3 million principal amount of other third party debt. At November 30, 2011, we had working capital of $75.8 million, primarily supported by $110.1 million of cash and cash equivalents. At November 30, 2010, we had working capital of $58.3 million, which was anchored by $84.2 million of cash and cash equivalents.

Our liquidity is primarily generated from our ongoing motorsports operations, and we expect our strong operating cash flow to continue in the future. In addition, as of November 30, 2011, we have approximately $246.0 million available to draw upon under our $300.0 million revolving credit facility, if needed. See “Future Liquidity” for additional disclosures relating to our credit facility and certain risks that may affect our near term operating results and liquidity.

Allocation of capital is driven by our long-term strategic planning and initiatives that encompass our mission, vision and values. Our primary uses of capital are to maintain modest debt levels that are consistent with our current investment grade debt rating from Moody’s and Standard and Poor’s. We will invest in our facilities to improve the guest experience and we will make investments in strategic projects that complement our core business and provide value for our shareholders, all of which is balanced with returning capital to our shareholders through share repurchases and dividends.

During fiscal year 2011, our significant cash flow items include the following:

•	Net cash provided by operating activities totaled approximately $199.0 million;

•	Capital expenditures totaling approximately $76.8 million;

•	Net proceeds of $61.8 million related to long-term debt;

•	Net payments of $52.0 million related to our credit facility;

•	Contributions to the Hollywood Casino at Kansas Speedway joint venture, totaling approximately $60.6 million; and

•	Dividends paid and reacquisitions of previously issued common stock totaling approximately $46.0 million.

Capital Expenditures

Capital expenditures totaled approximately $76.8 million for fiscal 2011, which includes $68.0 million for projects at our existing facilities related to grandstand seating enhancements at Watkins Glen, Kansas, Daytona and Talladega; restroom improvements at Chicagoland, Martinsville and Talladega; repaving at Daytona, Phoenix, Michigan and Kansas; and a variety of other improvements and renovations. The remaining balance of approximately $8.8 million was associated with other land purchases as well as the Staten Island property. In comparison, capital expenditures for fiscal 2010 totaled approximately $105.9 million, which included approximately $85.7 million of projects at our existing facilities and approximately $9.1 million in long-term restricted cash used for the International Motorsports Center construction.

At November 30, 2011, we have approximately $56.5 million remaining in capital projects currently approved for our existing facilities. These projects include the track repaving, reconfiguration and road course construction at Kansas; grandstand seating enhancements at Talladega and Watkins Glen; parking improvements at Daytona; trackside RV development at Michigan; improvements at various facilities for expansion of parking, camping capacity and other uses; and a variety of other improvements and renovations to our facilities that enable us to effectively compete with other sports venues for consumer and corporate spending.

As a result of these currently approved projects and anticipated additional approvals in fiscal 2012, we expect our total fiscal 2012 capital expenditures at our existing facilities will be approximately $80.0 million to $90.0 million depending on the timing of certain projects.

We review the capital expenditure program periodically and modify it as required to meet current business needs.

Future Liquidity

General

As discussed in “Future Trends in Operating Results,” economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, credit availability, interest rates and taxation rates, may impact our ability to sell tickets to our events and to secure revenues from corporate marketing partnerships. We believe that adverse economic trends, particularly the sustained level of high unemployment and decreased consumer confidence significantly contributed to the level of attendance for certain of our motorsports entertainment events during the recession beginning in 2008. Absent a sustained improvement in consumer confidence that includes an increase discretionary spending, we expect certain of these adverse trends to persist through fiscal 2012, which we expect to have an impact on our business, especially attendance-related and corporate partner revenues. This may negatively impact year-over-year comparability for our revenue categories for the full year, with the exception of domestic broadcast media rights fees.

Our cash flow from operations consists primarily of ticket, hospitality, merchandise, catering and concession sales and contracted revenues arising from television broadcast rights and marketing partnerships. Despite current economic conditions, we believe that cash flows from operations, along with existing cash, cash equivalents and available borrowings under our credit facility, will be sufficient to fund:

•	Operations and approved capital projects at existing facilities for the foreseeable future;

•	Payments required in connection with the funding of the Unified Government’s debt service requirements related to the TIF bonds;

•	Payments related to our existing debt service commitments and any related redemption premiums;

•	Any equity contributions in connection with the Hollywood Casino at Kansas Speedway;

•	Annual dividend payment; and

•	Payments for share repurchases under our Stock Purchase Plan.

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

Long-Term Obligations and Commitments

We have registered senior notes (the “5.4 percent Senior Notes”) which bear interest at 5.4 percent and are due April 2014, which require semi-annual interest payments on April 15 and October 15 through their maturity. The 5.4 percent Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Certain of our wholly owned domestic subsidiaries are guarantors of the 5.4 percent Senior Notes. The 5.4 percent Senior Notes also contain various restrictive covenants. At November 30, 2011, outstanding unsecured 5.4 percent Senior Notes totaled approximately $87.0 million, net of unamortized discounts.

On January 26, 2012, we announced the full redemption of all of our outstanding 5.4 percent Senior Notes due April 2014 on, or before, March 30, 2012, the redemption date. We intend to use additional borrowings under our $300.0 million revolving credit facility (“2010 Credit Facility”) to redeem and retire all outstanding $87.0 million principal amount of the 5.4 percent Senior Notes, including the payment of a redemption premium in the amount of approximately $10.5 million and accrued interest up to, but excluding, the redemption date. The redemption premium represents the make-whole amount calculated in accordance with the related indenture under which the 5.4 percent Senior Notes were issued.

In June 2008, we entered into an interest rate swap agreement to effectively lock in a substantial portion of the interest rate exposure on approximately $150.0 million notional amount in anticipation of refinancing the $150.0 million of senior notes that matured in April 2009. This interest rate swap was designated and qualified as a cash flow hedge under ASC 815, “Accounting for Derivatives and Hedging.” As a result of the uncertainty with the U.S. credit markets, in February 2009, we amended and re-designated our interest rate swap agreement as a cash flow hedge with an expiration in February 2011. During fiscal 2010, based on our current financial position and reduction in the anticipated debt issuance from $150.0 million to $65.0 million, we discontinued this cash flow hedge and settled the related liability. As a result of these transactions we recognized expense associated with this interest rate swap of approximately $23.9 million, for fiscal 2010, which is recorded as interest rate swap expense on the consolidated statement of operations. At November 30, 2011, we had approximately $6.0 million, net of tax, deferred in accumulated other comprehensive loss associated with this interest rate swap which is being amortized as interest expense over life of the private placement senior notes completed in January 2011 (see below). We expect to recognize approximately $1.1 million of this balance during the next 12 months in the consolidated statement of operations.

In January 2011, we completed an offering of approximately $65.0 million principal amount of senior unsecured notes in a private placement (“4.6 percent Senior Notes”). These notes, which bear interest at 4.6 percent and are due January 2021, require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.6 percent Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Certain of our wholly owned domestic subsidiaries are guarantors of the 4.6 percent Senior Notes. The 4.6 percent Senior Notes also contain various restrictive covenants. The deferred financing fees, along with the aforementioned deferred interest rate swap balance included in accumulated other comprehensive loss, are treated as additional interest expense and are being amortized over the life of the 4.6 percent Senior Notes, on a straight-line method, which approximates the effective yield method. At November 30, 2011, outstanding principal on the 4.6 percent Senior Notes was approximately $65.0 million.

Debt associated with our wholly owned subsidiary, Raceway Associates, which owns and operates Chicagoland and Route 66, consists of the following:

•

Revenue bonds payable (“4.8 percent Revenue Bonds”) consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.8 percent Revenue Bonds have an interest rate of 4.8 percent and a monthly payment of $29,000 principal and interest. At November 30, 2011, outstanding principal on the 4.8 percent Revenue Bonds was approximately $1.3 million; and

•

Revenue bonds payable (“6.8 percent Revenue Bonds”) that are special service area revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 6.8 percent Revenue Bonds are billed and paid as a special assessment on real estate taxes. Interest payments are due on a semi-annual basis at 6.8 percent with principal payments due annually. Final maturity of the 6.8 percent Revenue Bonds is January 2012. On August 31, 2011, we repaid the outstanding principal on the 6.8 percent Revenue Bonds.

The term loan (“6.3 percent Term Loan”), related to the construction of our International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.3 percent, and a current monthly payment of approximately $292,000. At November 30, 2011, the outstanding principal on the 6.3 percent Term Loan was approximately $50.7 million.

In January 1999, the Unified Government, issued approximately $71.3 million in TIF bonds in connection with the financing of construction of Kansas Speedway. At November 30, 2011, outstanding TIF bonds totaled approximately $62.2 million, net of the unamortized discount, which is comprised of a $13.2 million principal amount, 6.2 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by our wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.

In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway’s boundaries and are not our obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At November 30, 2011, the Unified Government had approximately $2.3 million in 2002 STAR Bonds outstanding. Under a keepwell agreement, we have agreed to provide financial assistance to KSC, if necessary, to support its guarantee of the 2002 STAR Bonds.

The 2010 Credit Facility contains a feature that allows us to increase the credit facility from $300.0 million to a total of $500.0 million, subject to certain conditions. The 2010 Credit Facility is scheduled to mature in November 2015, and accrues interest at LIBOR plus 150.0 — 225.0 basis points, depending on the better of our debt rating as determined by specified rating agencies or our leverage ratio. The 2010 Credit Facility contains various restrictive covenants. At November 30, 2011, we had approximately $50.0 million outstanding under the 2010 Credit Facility.

At November 30, 2011 we had contractual cash obligations to repay debt and to make payments under operating agreements, leases and commercial commitments in the form of guarantees and unused lines of credit. Payments due under these long-term obligations are as follows as of November 30, 2011 (in thousands):

		Obligations Due by Period
	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt	$316,888	$2,264	$92,359	$56,845	$165,420
Motorsports entertainment facility operating agreement	27,000	2,220	4,440	3,372	16,968
Other operating leases	42,426	3,514	4,114	2,561	32,237

Total Contractual Cash Obligations	$386,314	$7,998	$100,913	$62,778	$214,625

We have a total current tax liability of approximately $4.2 million and a long-term tax liability of approximately $1.8 million for uncertain tax positions, inclusive of tax, interest, and penalties included in our consolidated balance sheet at November 30, 2011, related to various state income tax matters. The contractual cash obligations table above excludes the long-term liability for these uncertain tax positions as we are unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities.

Commercial commitment expirations are as follows as of November 30, 2011 (in thousands):

		Commitment Expiration by Period
	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years
Guarantees	$4,732	$1,561	$1,761	$470	$940
Unused credit facilities	250,000	—	—	250,000	—

Total Commercial Commitments	$254,732	$1,561	$1,761	$250,470	$940

Stock Purchase Plan

Under our Stock Purchase Plan we are authorized to purchase up to $330.0 million of our outstanding Class A common shares, including the approval of an incremental $80.0 million in October 2011. The timing and amount of any shares repurchased under the Stock Purchase Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plan may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates.

Since inception of the Plan through November 30, 2011, we have purchased 6,658,424 shares of our Class A common shares, for a total of approximately $258.0 million. Included in these totals are the purchases of 1,435,811 shares of our Class A common shares during the fiscal year ended November 30, 2011, at an average cost of approximately $25.87 per share (including commissions), for a total of approximately $37.1 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At November 30, 2011, we have approximately $72.0 million remaining repurchase authority under the current Stock Purchase Plans.

Speedway Developments

In light of NASCAR’s publicly announced position regarding additional potential realignment of the NASCAR Sprint Cup Series schedule, we believe there are still potential development opportunities for public/private partnerships in new, underserved markets across the country.

Hollywood Casino at Kansas Speedway

In February 2010, Kansas Entertainment, a 50/50 joint venture of Penn and KSDC, received the final approval under the Kansas Expanded Lottery Act, along with its gaming license from the Kansas Racing and Gaming Commission, to proceed with the construction of the Hollywood-themed and branded destination entertainment facility, overlooking turn two of Kansas Speedway. Kansas Entertainment began construction of the facility in April 2010 which is scheduled to open on February 3, 2012.

The initial phase of the Hollywood Casino at Kansas Speedway features a 95,000 square foot casino with 2,000 slot machines and 52 table games (including 12 poker tables), a 1,253 space parking structure as well as a sports-themed bar, dining and entertainment options. Kansas Entertainment is funding the initial phase of the development with equity contributions from each partner. KSDC and Penn will share equally in the cost of developing and constructing the facility. We currently estimate that our share of capitalized development costs for the project, excluding our contribution of land, will be approximately $155.0 million. Through November 30, 2011, we have funded approximately $92.1 million of these capitalized development costs and expect to fund the remaining amount through the opening of the casino. In addition, we expect to fund certain working capital needs of the project prior to opening. Also, we will continue to incur certain other start up and related costs through opening, which will be expensed through equity in net loss from equity investments. Penn is the managing member of Kansas Entertainment and is responsible for the development and operation of the casino.

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

Recent Accounting Pronouncements

In September 2009, FASB amended ASC 605, as summarized in ASU 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-13, ASC Topic 605 has been amended: (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have VSOE or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes in ASU 2009-13 are effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. Our adoption of this statement in fiscal 2011 did not have a material impact on our financial position and results of operations.

In June 2011, FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles and International Financial Reporting Standards, the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. We will present a separate statement of comprehensive income when we adopt the provision of this statement in fiscal 2012.

In December 2011, FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. The objective of this Update is to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. For public entities, the requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the potential impact that the adoption of this statement will have on our financial statement presentation and will adopt the provision of this statement in fiscal 2012.

In December 2010, FASB issued Accounting Standards Update No. 2010-28 “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” which, among other things, modifies Step 1 of goodwill impairment testing (where entities must assess whether reporting unit carrying amounts exceed fair value) for reporting units with zero or negative carrying amounts. For those reporting units, entities are required to perform Step 2 of the goodwill impairment test (additional testing to determine whether goodwill has been impaired and the amount of such impairment, if any) if it is more likely than not that goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether any adverse qualitative factors indicate that impairment may exist. These qualitative factors are consistent with the existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendment does not provide guidance on how to determine carrying amounts or measure reporting unit fair value. Any resulting goodwill impairment upon adoption of this guidance should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We are currently evaluating the potential impact that the adoption of this statement will have on our financial statement presentation and will adopt the provision of this statement in fiscal 2012.

In September 2011, FASB issued Accounting Standards Update No. 2011-08 “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. The objective of this Update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. We are currently evaluating the potential impact that the adoption of this statement will have on our financial statement presentation and will adopt the provision of this statement in fiscal 2012.

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

We have various debt instruments that are issued at fixed rates. These financial instruments, which have a fixed rate of interest, are exposed to fluctuations in fair value resulting from changes in market interest rates. The fair values of long-term debt are based on quoted market prices at the date of measurement. Our credit facilities approximate fair value as they bear interest rates that approximate market. At November 30, 2011, we had approximately $50.0 million of variable debt outstanding; therefore, a hypothetical increase in interest rates by 1.0 percent would result in an increase in our annual interest expense of approximately $0.5 million.

At November 30, 2011, the fair value of our total long-term debt as determined by quotes from financial institutions was approximately $320.9 million. The potential decrease in fair value resulting from a hypothetical 10.0 percent shift in interest rates would be approximately $4.1 million at November 30, 2011.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

International Speedway Corporation

We have audited the accompanying consolidated balance sheets of International Speedway Corporation (the Company) as of November 30, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of Motorsports Authentics, LLC (a corporation in which International Speedway Corporation has a 50 percent interest), have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements for the year ended November 30, 2009, insofar as it relates to the amounts included for Motorsports Authentics, LLC, is based solely on the report of the other auditors. In the consolidated financial statements, the Company’s equity in the net loss of Motorsports Authentics, LLC is $78.0 million for the year ended November 30, 2009.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Speedway Corporation at November 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), International Speedway Corporation’s internal control over financial reporting as of November 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 27, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Jacksonville, Florida

January 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

International Speedway Corporation

We have audited International Speedway Corporation’s internal control over financial reporting as of November 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). International Speedway Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, International Speedway Corporation maintained, in all material respects, effective internal control over financial reporting as of November 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of International Speedway Corporation as of November 30, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2011 of International Speedway Corporation and our report dated January 27, 2012 expressed an unqualified opinion thereon. The financial statements of Motorsports Authentics, LLC (a corporation in which International Speedway Corporation has a 50 percent interest) have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements for the year ended November 30, 2009, insofar as it relates to the amounts included for Motorsports Authentics, LLC, is based solely on the report of the other auditors. In the consolidated financial statements, the company’s equity in the net loss of Motorsports Authentics, LLC is $78.0 million, for the year ended November 30, 2009.

/s/ Ernst & Young LLP

Certified Public Accountants

Jacksonville, Florida

January 27, 2012

INTERNATIONAL SPEEDWAY CORPORATION

Consolidated Balance Sheets

	November 30,
	2010	2011
	(in thousands, except share and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$84,166	$110,078
Receivables, less allowance of $1,200 in 2010 and $1,000 in 2011	33,935	36,098
Inventories	2,733	2,481
Income taxes receivable	18,108	5,914
Deferred income taxes	4,288	3,949
Prepaid expenses and other current assets	6,776	6,875

Total Current Assets	150,006	165,395

Property and Equipment, net	1,376,751	1,371,776
Other Assets:
Long-term restricted cash and investments	1,002	—
Equity investments	43,689	100,137
Intangible assets, net	178,609	178,701
Goodwill	118,791	118,791
Other	9,901	9,839

	351,992	407,468

Total Assets	$1,878,749	$1,944,639

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$3,216	$2,264
Accounts payable	15,829	18,051
Deferred income	49,202	46,075
Income taxes payable	—	1,212
Current tax liabilities	4,492	4,178
Other current liabilities	19,000	17,856

Total Current Liabilities	91,739	89,636

Long-Term Debt	303,074	313,888
Deferred Income Taxes	279,641	315,659
Long-Term Tax Liabilities	2,131	1,784
Long-Term Deferred Income	11,915	10,087
Other Long-Term Liabilities	3,072	1,119
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 27,531,352 and 26,352,759 issued and outstanding in 2010 and 2011, respectively	275	264
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 20,373,199 and 20,145,871 issued and outstanding in 2010 and 2011, respectively	203	200
Additional paid-in capital	481,154	445,005
Retained earnings	712,099	772,938
Accumulated other comprehensive loss	(6,554)	(5,941)

Total Shareholders’ Equity	1,187,177	1,212,466

Total Liabilities and Shareholders’ Equity	$1,878,749	$1,944,639

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION

Consolidated Statements of Operations

	Year Ended November 30,
	2009	2010	2011
	(in thousands, except share and per share amounts)
REVENUES:
Admissions, net	$195,509	$160,476	$144,433
Motorsports related	432,217	420,910	425,655
Food, beverage and merchandise	56,397	52,527	47,863
Other	9,040	11,444	11,734

	693,163	645,357	629,685
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	162,960	157,571	154,562
Motorsports related	149,826	142,603	124,861
Food, beverage and merchandise	39,134	36,949	36,744
General and administrative	103,773	102,733	98,795
Depreciation and amortization	72,900	74,465	76,871
Impairment of long-lived assets	16,747	8,859	4,687

	545,340	523,180	496,520

Operating income	147,823	122,177	133,165
Interest income	1,080	170	139
Interest expense	(19,203)	(15,216)	(14,710)
Interest rate swap expense	(4,268)	(23,878)	—
Loss on early redemption of debt	—	(6,535)	—
Other income	426	—	—
Equity in net loss from equity investments	(77,608)	(1,904)	(4,177)

Income from continuing operations before income taxes	48,250	74,814	114,417
Income taxes	41,265	20,236	44,993

Income from continuing operations	6,985	54,578	69,424
Loss from discontinued operations, net of income taxes of ($124), ($25) and $0, respectively	(170)	(47)	—

Net income	$6,815	$54,531	$69,424

Basic and diluted earnings per share:
Income from continuing operations	$0.14	$1.13	$1.46
Loss from discontinued operations	0.00	0.00	—

Net income	$0.14	$1.13	$1.46

Dividends per share	$0.14	$0.16	$0.18

Basic weighted average shares outstanding	48,678,517	48,242,555	47,602,574

Diluted weighted average shares outstanding	48,678,517	48,242,555	47,611,179

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands)

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity

Balance at November 30, 2008	$274	$211	$497,277	$665,405	$(13,216)	$1,149,951
Comprehensive income
Net income	—	—	—	6,815	—	6,815
Loss on currency translation, including tax benefit of $23	—	—	—	—	(34)	(34)
Interest rate swap expense net of income taxes of $1,682	—	—	—	—	2,586	2,586
Interest rate swap fair value adjustment, net of tax benefit of $1,043	—	—	—	—	(1,605)	(1,605)

Total comprehensive income						7,762
Cash dividends ($.14 per share)	—	—	—	(6,822)	—	(6,822)
Other	—	—	—	(426)	—	(426)
Reacquisition of previously issued common stock	(2)	—	(5,264)	302	—	(4,964)
Conversion of Class B Common Stock to Class A Common Stock	6	(6)	—	—	—	—
Other	—	—	(420)	—	—	(420)
Stock-based compensation	—	—	2,172	—	—	2,172

Balance at November 30, 2009	278	205	493,765	665,274	(12,269)	1,147,253
Comprehensive income
Net income	—	—	—	54,531	—	54,531
Gain on currency translation, net of income taxes of $38	—	—	—	—	59	59
Interest rate swap expense, net of income taxes of $8,777	—	—	—	—	13,442	13,442
Interest rate swap fair value adjustment, net of tax benefit of $5,063	—	—	—	—	(7,786)	(7,786)

Total comprehensive income						60,246
Cash dividends ($.16 per share)	—	—	—	(7,706)	—	(7,706)
Reacquisition of previously issued common stock	(5)	—	(13,845)		—	(13,850)
Conversion of Class B Common Stock to Class A Common Stock	2	(2)	—	—	—	—
Other	—	—	(585)	—	—	(585)
Stock-based compensation	—	—	1,819	—	—	1,819

Balance at November 30, 2010	275	203	481,154	712,099	(6,554)	1,187,177
Comprehensive income
Net income	—	—	—	69,424	—	69,424
Loss on currency translation, net of tax benefit of $12	—	—	—	—	19	19
Amortization of interest rate swap, net of tax benefit of $397	—	—	—	—	594	594

Total comprehensive income						70,037
Exercise of stock options	—	—	51	—	—	51
Cash dividends ($.18 per share)	—	—	—	(8,585)	—	(8,585)
Reacquisition of previously issued common stock	(14)	—	(37,390)		—	(37,404)
Conversion of Class B Common Stock to Class A Common Stock	3	(3)	—	—	—	—
Other	—	—	(276)	—	—	(276)
Stock-based compensation	—	—	1,466	—	—	1,466

Balance at November 30, 2011	$264	$200	$445,005	$772,938	$(5,941)	$1,212,466

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION

Consolidated Statements of Cash Flows

	Year Ended November 30,
	2009	2010	2011
	(in thousands)
OPERATING ACTIVITIES
Net income	$6,815	$54,531	$69,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,900	74,465	76,871
Stock-based compensation	2,172	1,819	1,466
Amortization of financing costs	591	671	1,398
Interest rate swap expense	4,268	—	—
Deferred income taxes	15,269	22,799	35,688
Loss from equity investments	77,608	1,904	4,177
Impairment of long-lived assets, non cash	16,747	8,859	4,687
Other, net	(314)	398	551
Changes in operating assets and liabilities
Receivables, net	5,583	7,999	(2,163)
Inventories, prepaid expenses and other assets	174	253	(601)
Deposits with Internal Revenue Service	111,984	—	—
Accounts payable and other liabilities	(484)	(19,251)	(649)
Deferred income	(40,421)	(15,657)	(4,955)
Income taxes	(11,187)	(26,396)	13,138

Net cash provided by operating activities	261,705	112,394	199,032

INVESTING ACTIVITIES
Capital expenditures	(113,729)	(105,934)	(76,848)
Proceeds from short-term investments	—	400	—
Purchases of short-term investments	—	(200)	—
Decrease in restricted cash	32,448	9,142	1,002
Proceeds from affiliate	12,500	—	—
Equity investments and advances to affiliate	(12,550)	(31,545)	(60,625)
Other, net	(1,135)	(70)	(56)

Net cash used in investing activities	(82,466)	(128,207)	(136,527)

FINANCING ACTIVITIES
Proceeds under credit facility	—	202,000	30,000
Payments under credit facility	(75,000)	(175,000)	(82,000)
Proceeds from long-term debt	—	—	65,000
Payment of long-term debt	(152,801)	(67,974)	(3,216)
Deferred financing fees	—	(1,651)	(439)
Exercise of Class A common stock options	—	—	51
Cash dividends paid	(6,822)	(7,706)	(8,585)
Reacquisition of previously issued common stock	(4,964)	(8,262)	(37,404)

Net cash used in financing activities	(239,587)	(58,593)	(36,593)

Net (decrease) increase in cash and cash equivalents	(60,348)	(74,406)	25,912
Cash and cash equivalents at beginning of year	218,920	158,572	84,166

Cash and cash equivalents at end of year	$158,572	$84,166	$110,078

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2011

NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS: International Speedway Corporation (“ISC”), including its wholly owned subsidiaries (collectively the “Company”), is a leading promoter of motorsports themed entertainment activities in the United States. As of November 30, 2011, the Company owned and/or operated 13 of the nation’s major motorsports entertainment facilities as follows:

Track Name	Location	Track Length
Daytona International Speedway	Daytona Beach, Florida	2.5 miles
Talladega Superspeedway	Talladega, Alabama	2.7 miles
Richmond International Raceway	Richmond, Virginia	0.8 miles
Michigan International Speedway	Brooklyn, Michigan	2.0 miles
Auto Club Speedway of Southern California	Fontana, California	2.0 miles
Kansas Speedway	Kansas City, Kansas	1.5 miles
Chicagoland Speedway	Joliet, Illinois	1.5 miles
Darlington Raceway	Darlington, South Carolina	1.3 miles
Homestead-Miami Speedway	Homestead, Florida	1.5 miles
Martinsville Speedway	Martinsville, Virginia	0.5 miles
Phoenix International Raceway	Phoenix, Arizona	1.0 mile
Watkins Glen International	Watkins Glen, New York	3.4 miles
Route 66 Raceway	Joliet, Illinois	1/4 mile

In 2011, these motorsports entertainment facilities promoted well over 100 stock car, open wheel, sports car, truck, motorcycle and other racing events, including:

•	21 National Association for Stock Car Auto Racing (“NASCAR”) Sprint Cup Series events;

•	16 NASCAR Nationwide Series events;

•	10 NASCAR Camping World Trucks Series events;

•	One National Hot Rod Association (“NHRA”) Full Throttle drag racing series event;

•	Five Grand American Road Racing Association (“Grand American”) events including the premier sports car endurance event in the United States, the Rolex 24 at Daytona; and

•	A number of other prestigious stock car, sports car, open wheel and motorcycle events.

The general nature of the Company’s business is a motorsports themed amusement enterprise, furnishing amusement to the public in the form of motorsports themed entertainment. The Company’s motorsports themed event operations consist principally of racing events at these major motorsports entertainment facilities, which, in total, currently have approximately 930,000 grandstand seats and 500 suites. The Company also conducts, either through operations of the particular facility or through certain wholly owned subsidiaries operating under the name “Americrown,” souvenir merchandising operations, food and beverage concession operations and catering services, both in suites and chalets, for customers at its motorsports entertainment facilities.

Motor Racing Network, Incorporated (“MRN”), the Company’s proprietary radio network, produces and syndicates to radio stations live coverage of the NASCAR Sprint Cup, Nationwide and Camping World Truck series races and certain other races conducted at the Company’s motorsports entertainment facilities, as well as some races from motorsports entertainment facilities the Company does not own. In addition, MRN provides production services for Sprint Vision, the trackside large screen video display units, at substantially all NASCAR Sprint Cup Series event weekends. MRN also produces and syndicates daily and weekly NASCAR racing-themed programs.

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

The Company maintained its cash and cash equivalents primarily with a limited number of financial institutions at November 30, 2011.

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

In connection with the Company’s fiscal 2011 assessment of goodwill and intangible assets for possible impairment, the Company used the methodology described above. The Company believes its methods used to determine fair value and evaluate possible impairment were appropriate, relevant, and represent methods customarily available and used for such purposes. The Company’s latest annual assessment of goodwill and other intangible assets in the fourth quarter of fiscal 2011 indicated there had been no impairment and the fair value substantially exceeded the carrying value for the respective reporting units, except for one reporting unit. The estimated fair value for this one reporting unit, which has goodwill of less than $20.0 million, exceeded the carrying value by less than 7 percent as determined using its internal discounted cash flow methodology. The Company believes the most recent comparable market transactions would support a substantially higher valuation.

The Company believes its methods used to determine fair value and evaluate possible impairment were appropriate, relevant, and represent methods customarily available and most used for such purposes. Despite the current adverse economic trends, particularly the decline in consumer confidence and the rise in unemployment, which have contributed to the decrease in attendance related as well as corporate partner revenues for certain of the Company’s motorsports events during fiscal 2011, the Company believes there has been no significant change in the long-term fundamentals of its ongoing motorsports event business. The Company believes its present operational and cash flow outlook further support its conclusion. While the Company continues to review and analyze many factors that can impact its business prospects in the future, its analysis is subjective and is based on conditions existing at, and trends leading up to, the time the estimates and assumptions are made. Different conditions or assumptions, or changes in cash flows or profitability, if significant, could have a material adverse effect on the outcome of the impairment evaluation and the Company’s future condition or results of operations.

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

Kansas Speedway Corporation and Chicagoland Speedway offer Preferred Access Speedway Seating (“PASS”) agreements, which give purchasers the exclusive right and obligation to purchase season-ticket packages for certain sanctioned racing events annually, under specified terms and conditions. Among the conditions, licensees are required to purchase all season-ticket packages when and as offered each year. PASS agreements automatically terminate without refund should owners not purchase any offered season tickets.

Net fees received under PASS agreements are deferred and are amortized into income over the term of the agreements. Long-term deferred income under the PASS agreements totals approximately $10.9 million and $9.3 million at November 30, 2010 and 2011, respectively.

ADVERTISING EXPENSE: Advertising costs are expensed as incurred or, as in the case of race-related advertising, upon the completion of the event. Race-related advertising included in prepaid expenses and other current assets at November 30, 2010 and 2011 was approximately $284,000 and $334,000, respectively. Advertising expense from continuing operations was approximately $19.8 million, $18.4 million and $15.2 million for the years ended November 30, 2009, 2010 and 2011, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS: In September 2009, the Financial Accounting Standards Board (“FASB”) amended ASC 605, as summarized in Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition: Multiple-Deliverable Revenue Arrangements”. As summarized in ASU 2009-13, ASC Topic 605 has been amended: (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have VSOE or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes in ASU 2009-13 are effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company’s adoption of this statement in fiscal 2011 did not have a material impact on its financial position and results of operations.

In June 2011, FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles and International Financial Reporting Standards, the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Company will present a separate statement of comprehensive income when it adopts the provision of this statement in fiscal 2012.

In December 2011, FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. The objective of this Update is to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. For public entities, the requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the potential impact that the adoption of this statement will have on its financial statement presentation and will adopt the provision of this statement in fiscal 2012.

In December 2010, FASB issued Accounting Standards Update No. 2010-28 “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” which, among other things, modifies Step 1 of goodwill impairment testing (where entities must assess whether reporting unit carrying amounts exceed fair value) for reporting units with zero or negative carrying amounts. For those reporting units, entities are required to perform Step 2 of the goodwill impairment test (additional testing to determine whether goodwill has been impaired and the amount of such impairment, if any) if it is more likely than not that goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether any adverse qualitative factors indicate that impairment may exist. These qualitative factors are consistent with the existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendment does not provide guidance on how to determine carrying amounts or measure reporting unit fair value. Any resulting goodwill impairment upon adoption of this guidance should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company is currently evaluating the potential impact that the adoption of this statement will have on its financial statement presentation and will adopt the provision of this statement in fiscal 2012.

In September 2011, FASB issued Accounting Standards Update No. 2011-08 “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. The objective of this Update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is currently evaluating the potential impact that the adoption of this statement will have on its financial statement presentation and will adopt the provision of this statement in fiscal 2013.

NOTE 2 — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended November 30, (in thousands, except share and per share amounts):

	2009	2010	2011
Basic and diluted:
Income from continuing operations	$6,985	$54,578	$69,424
Loss from discontinued operations	(170)	(47)	—

Net income	$6,815	$54,531	$69,424

Basic earnings per share denominator:
Weighted average shares outstanding	48,678,517	48,242,555	47,602,574

Basic earnings per share:
Income from continuing operations	$0.14	$1.13	$1.46
Loss from discontinued operations	0.00	0.00	—

Net income	$0.14	$1.13	$1.46

Diluted earnings per share denominator:
Weighted average shares outstanding	48,678,517	48,242,555	47,602,574
Common stock options	—	—	8,605

Diluted weighted average shares outstanding	48,678,517	48,242,555	47,611,179

Diluted earnings per share:
Income from continuing operations	$0.14	$1.13	$1.46
Loss from discontinued operations	0.00	0.00	—

Net income	$0.14	$1.13	$1.46

Anti-dilutive shares excluded in the computation of diluted earnings per share	250,269	271,494	254,945

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of November 30 (in thousands):

	2010	2011
Land and leasehold improvements	$235,773	$240,653
Buildings, grandstands and motorsports entertainment facilities	1,461,164	1,510,617
Furniture and equipment	153,494	166,082
Construction in progress	115,605	102,329

	1,966,036	2,019,681
Less accumulated depreciation	589,285	647,905

	$1,376,751	$1,371,776

Depreciation expense from continuing operations was approximately $72.8 million, $74.5 million and $76.9 million for the years ended November 30, 2009, 2010 and 2011, respectively.

NOTE 4 — IMPAIRMENT OF LONG-LIVED ASSETS

In fiscal 2009, the Company recorded a before-tax charge of approximately $16.7 million, or $0.21 per diluted share, as an impairment of long-lived assets primarily attributable to the reduction of the carrying value of our Staten Island property and impairment charges relating to certain other long-lived assets.

In fiscal 2010, the Company recorded a before-tax charge of approximately $8.9 million, or $0.11 per diluted share, as an impairment of long-lived assets primarily attributable to the non-cash impairment of certain costs related to the Daytona Development Project and removal of certain other long-lived assets located at its motorsports facilities.

In fiscal 2011, the Company recorded a before-tax charge of approximately $4.7 million, or $0.06 per diluted share, as an impairment of long-lived assets is primarily attributable to the ongoing removal of certain assets in connection with the repaving of the track and grandstand enhancements at Phoenix and the grandstand enhancements at Kansas and Talladega.

NOTE 5 — EQUITY AND OTHER INVESTMENTS

Hollywood Casino at Kansas Speedway

In February 2010, Kansas Entertainment, LLC, (“Kansas Entertainment”) a 50/50 joint venture of Penn Hollywood Kansas, Inc. (“Penn”), a subsidiary of Penn National Gaming, Inc. and Kansas Speedway Development Corporation (“KSDC”), a wholly owned indirect subsidiary of ISC, received the final approval under the Kansas Expanded Lottery Act, along with its gaming license from the Kansas Racing and Gaming Commission, to proceed with the construction of the Hollywood-themed and branded destination entertainment facility, overlooking turn two of Kansas Speedway. Kansas Entertainment began construction of the facility in April 2010 which is scheduled to open February 3, 2012.

The initial phase of the Hollywood Casino at Kansas Speedway features a 95,000 square foot casino with 2,000 slot machines and 52 table games (including 12 poker tables), a 1,253 space parking structure as well as a sports-themed bar, dining and entertainment options. Kansas Entertainment is funding the initial phase of the development with equity contributions from each partner. KSDC and Penn will share equally in the cost of developing and constructing the facility. The Company currently estimates that its share of capitalized development costs for the project, excluding its contribution of land, will be approximately $155.0 million. Through November 30, 2011, the Company has funded approximately $92.1 million of these capitalized development costs and expects to fund the remaining amount through the opening of the casino. In addition, the Company expects to fund certain working capital needs of the project prior to opening. Also, the Company will continue to incur certain other start up and related costs through opening, which will be expensed through equity in net loss from equity investments. Penn is the managing member of Kansas Entertainment and is responsible for the development and operation of the casino.

The Company has accounted for Kansas Entertainment as an equity investment in its financial statements as of November 30, 2011. The Company’s 50.0 percent portion of Kansas Entertainment’s net loss was approximately $1.9 million and $4.2 million for fiscal years 2010 and 2011, respectively, related to certain start up costs, and is included in equity in net loss from equity investments in its consolidated statements of operations. There were no operations included in its consolidated statements of operations in the same period in fiscal 2009.

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

The Company did not recognize any net income or loss from operations of MA during fiscal 2010 or 2011, respectively. The Company’s 50.0 percent portion of MA’s fiscal 2009 net loss is approximately $77.6 million, or $1.63 per diluted share, which included the aforementioned impairment charges.

The Company has a guaranty exposure to one NASCAR team licensor which will be satisfied upon MA making certain payments to the team through January 2013. As of November 30, 2011, its guaranty exposure was approximately $2.5 million. While it is possible that some obligation under this guarantee may occur in the future, the amount the Company will ultimately pay cannot be estimated at this time. In any event, the Company does not believe that the ultimate financial outcome will have a material impact on its financial position or results of operations.

The Company’s share of undistributed equity in the loss from equity investments included in retained earnings at November 30, 2010 and 2011, was approximately $138.0 million and $142.2 million respectively.

Summarized financial information on the Company’s equity investments as of and for the years ended November 30, are as follows (in thousands):

	2009	2010	2011
Current assets	$24,391	$73,109	$48,564
Noncurrent assets	3,215	43,174	173,393
Current liabilities	20,678	15,700	16,573
Noncurrent liabilities	5,344	6,316	4,065
Net sales	118,473	75,143	34,788
Gross profit	21,042	28,971	19,781
Operating loss	(159,227)	(2,668)	(9,080)
Net loss	(151,637)	(965)	(9,374)

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

The gross carrying value and accumulated amortization of the major classes of intangible assets relating to the Motorsports Event segment as of November 30 are as follows (in thousands):

	$000000	$000000	$000000
	Gross Carrying Amount	2010 Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$7	$3

Total amortized intangible assets	10	7	3
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793

Total non-amortized intangible assets	178,606	—	178,606

Total intangible assets	$178,616	$7	$178,609

	$000000	$000000	$000000
	Gross Carrying Amount	2011 Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$7	$3
Other	108	16	92

Total amortized intangible assets	118	23	95
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793

Total non-amortized intangible assets	178,606	—	178,606

Total intangible assets	$178,724	$23	$178,701

The following table presents current and expected amortization expense of the existing intangible assets as of November 30, for each of the following periods (in thousands):

Amortization expense for the year ended November 30, 2011	$16
Estimated amortization expense for the year ending November 30:
2012	42
2013	26
2014	20
2015	6
2016	1

There were no changes in the carrying value of goodwill during fiscal 2010 and 2011.

NOTE 7 — LONG-TERM DEBT

Long-term debt consists of the following as of November 30 (in thousands):

	November 30, 2010	November 30, 2011
5.4 percent Senior Notes	$87,018	$87,024
4.6 percent Senior Notes	—	65,000
4.8 percent Revenue Bonds	1,541	1,262
6.8 percent Revenue Bond	1,180	—
6.3 percent Term Loan	50,994	50,667
TIF bond debt service funding commitment	63,557	62,199
Revolving Credit Facility	102,000	50,000

	306,290	316,152
Less: current portion	3,216	2,264

	$303,074	$313,888

Schedule of Payments (in thousands)

For the year ending November 30:
2012	$2,264
2013	2,512
2014	89,847
2015	53,437
2016	3,408
Thereafter	165,420

316,888
Net premium	(736)

Total	$316,152

The Company has registered senior notes (the “5.4 percent Senior Notes”) which bear interest at 5.4 percent and are due April 2014, which require semi-annual interest payments on April 15 and October 15 through their maturity. The 5.4 percent Senior Notes may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company’s wholly owned domestic subsidiaries are guarantors of the 5.4 percent Senior Notes. The 5.4 percent Senior Notes also contain various restrictive covenants. At November 30, 2011, outstanding unsecured 5.4 percent Senior Notes totaled approximately $87.0 million, net of unamortized discounts.

In June 2008, the Company entered into an interest rate swap agreement to effectively lock in a substantial portion of the interest rate exposure on approximately $150.0 million notional amount in anticipation of refinancing the $150.0 million of senior notes that matured in April 2009. This interest rate swap was designated and qualified as a cash flow hedge under ASC 815, “Accounting for Derivatives and Hedging.” As a result of the uncertainty with the U.S. credit markets, in February 2009, the Company amended and re-designated its interest rate swap agreement as a cash flow hedge with an expiration in February 2011. During fiscal 2010, based on its current financial position and reduction in the anticipated debt issuance from $150.0 million to $65.0 million, the Company discontinued this cash flow hedge and settled the related liability. As a result of these transactions the Company recognized expense associated with this interest rate swap of approximately $23.9 million during fiscal 2010, which is recorded as interest rate swap expense on the consolidated statement of operations. At November 30, 2011, the Company has approximately $6.0 million, net of tax, deferred in accumulated other comprehensive loss associated with this interest rate swap which is being amortized as interest expense over life of the private placement senior notes completed in January 2011 (see below). The Company expects to recognize approximately $1.1 million of this balance during the next 12 months in the consolidated statement of operations.

In January 2011, the Company completed an offering of approximately $65.0 million principal amount of senior unsecured notes in a private placement (“4.6 percent Senior Notes”). These notes, which bear interest at 4.6 percent and are due January 2021, require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.6 percent Senior Notes may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company’s wholly owned domestic subsidiaries are guarantors of the 4.6 percent Senior Notes. The 4.6 percent Senior Notes also contain various restrictive covenants. The deferred financing fees, along with the aforementioned deferred interest rate swap balance included in accumulated other comprehensive loss, are treated as additional interest expense and are being amortized over the life of the 4.6 percent Senior Notes, on a straight-line method, which approximates the effective yield method. At November 30, 2011, outstanding principal on the 4.6 percent Senior Notes was approximately $65.0 million.

Debt associated with our wholly owned subsidiary, Raceway Associates, which owns and operates Chicagoland Speedway and Route 66 Raceway, consists of the following:

•

Revenue bonds payable (“4.8 percent Revenue Bonds”) consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.8 percent Revenue Bonds have an interest rate of 4.8 percent and a monthly payment of $29,000 principal and interest. At November 30, 2011, outstanding principal on the 4.8 percent Revenue Bonds was approximately $1.3 million; and

•

Revenue bonds payable (“6.8 percent Revenue Bonds”) that are special service area revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 6.8 percent Revenue Bonds are billed and paid as a special assessment on real estate taxes. Interest payments are due on a semi-annual basis at 6.8 percent with principal payments due annually. Final maturity of the 6.8 percent Revenue Bonds is January 2012. On August 31, 2011, the Company repaid the outstanding principal on the 6.8 percent Revenue Bonds.

The term loan (“6.3 percent Term Loan”), related to the construction of the Company’s International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.3 percent, and a current monthly payment of approximately $292,000. At November 30, 2011, the outstanding principal on the 6.3 percent Term Loan was approximately $50.7 million.

In January 1999, the Unified Government, issued approximately $71.3 million in TIF bonds in connection with the financing of construction of Kansas Speedway. At November 30, 2011, outstanding TIF bonds totaled approximately $62.2 million, net of the unamortized discount, which is comprised of a $13.2 million principal amount, 6.2 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.

In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At November 30, 2011, the Unified Government had approximately $2.3 million in 2002 STAR Bonds outstanding. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support its guarantee of the 2002 STAR Bonds.

In November 2010, the Company entered into a $300.0 million revolving credit facility (“2010 Credit Facility”). The 2010 Credit Facility contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions. Upon execution of the 2010 Credit Facility, the Company terminated its then existing $300.0 million revolving credit facility. The 2010 Credit Facility is scheduled to mature in November 2015, and accrues interest at LIBOR plus 150.0 — 225.0 basis points, depending on the better of its debt rating as determined by specified rating agencies or the Company’s leverage ratio. The 2010 Credit Facility contains various restrictive covenants. At November 30, 2011, the Company had approximately $50.0 million outstanding under the 2010 Credit Facility.

Total interest expense from continuing operations incurred by the Company was approximately $19.2 million, $15.2 million and $14.7 million for the years ended November 30, 2009, 2010 and 2011, respectively. Total interest capitalized for the years ended November 30, 2009, 2010 and 2011 was approximately $2.7 million, $2.2 million and $3.8 million, respectively.

Financing costs of approximately $5.1 million and $4.9 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2010 and 2011, respectively. These costs are being amortized on a straight line method, which approximates the effective yield method, over the life of the related financing.

NOTE 8 — FEDERAL AND STATE INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the provision for income taxes from continuing operations for the years ended November 30, are as follows (in thousands):

	2009	2010	2011
Current tax expense (benefit):
Federal	$21,680	$5,002	$7,941
State	4,324	(7,510)	1,386
Foreign	—	(48)	(22)
Deferred tax expense:
Federal	13,541	22,121	32,815
State	1,720	671	2,873

Provision for income taxes	$41,265	$20,236	$44,993

The reconciliation of income tax expense computed at the federal statutory tax rates to income tax expense from continuing operations for the years ended November 30, is as follows (percent of pre-tax income):

	2009	2010	2011
Income tax computed at federal statutory rates	35.0%	35.0%	35.0%
Loss (income) from equity investment	62.5	—	—
IRS interest income rec’d, net of fed tax benefit	(18.5)	—	—
State settlements, net of federal tax benefit	—	(8.8)	—
State income taxes, net of federal tax benefit	3.1	2.2	3.9
State tax credits, net of federal tax benefit	—	(2.0)	(0.4)
Other, net	3.4	0.6	0.8

	85.5%	27.0%	39.3%

The components of the net deferred tax assets (liabilities) at November 30 are as follows (in thousands):

	2010	2011
Impaired long-lived assets	$38,277	$38,139
Unrecognized tax benefits	2,272	2,000
Amortization and depreciation	913	912
Loss carryforwards	8,494	8,781
Deferred revenues	2,792	2,443
Accruals	4,960	4,849
Compensation related	2,796	3,115
Deferred expenses	1,779	1,778
Interest	6,706	6,062
Other	6	6

Deferred tax assets	68,995	68,085
Valuation allowance	(3,559)	(4,255)

Deferred tax assets, net of valuation allowance	65,436	63,830
Amortization and depreciation	(340,260)	(375,023)
Other	(529)	(517)

Deferred tax liabilities	(340,789)	(375,540)

Net deferred tax liabilities	$(275,353)	$(311,710)

Deferred tax assets — current	$4,288	$3,949
Deferred tax liabilities — noncurrent	(279,641)	(315,659)

Net deferred tax liabilities	$(275,353)	$(311,710)

The Company has recorded deferred tax assets related to various state and foreign net operating loss carryforwards totaling approximately $8.8 million that expire in varying amounts beginning in fiscal 2020. The valuation allowance increased by approximately $0.7 million during the fiscal year ended November 30, 2011, and is attributable to loss carryforwards and, to a lesser extent impairments of long-lived assets. The valuation allowance has been provided due to the uncertainty regarding the realization of state and foreign deferred tax assets associated with these loss carryforwards and impaired long-lived assets. In evaluating the Company’s ability to recover its deferred income tax assets it considers all available positive and negative evidence, including operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis.

Federal returns for fiscal years 2008 through 2011 remain open and subject to examination by the Internal Revenue Service. The Company files and remits state income taxes in various states where the Company has determined it is required to file state income taxes. The Company’s filings with those states remain open for audit for the fiscal years 2007 through 2011.

FASB Interpretation No. 48 (ASC 740) clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attributes for financial statement disclosure of income tax positions taken or expected to be taken on a tax return. Also, FIN 48 provides guidance on de-recognition, classification, interest and penalties, disclosure, and transition.

A reconciliation of the beginning and ending amount of unrecognized tax liability is as follows (in thousands):

Balance at December 1, 2010	$5,033
Additions based on tax positions related to the current year	283
Additions for tax positions of prior years	107
Reductions for tax positions of prior years	(742)

Balance at November 30, 2011	$4,681

As of November 30, 2011, in accordance with ASC 740, “Income Taxes,” the Company has a total liability of approximately $6.0 million for uncertain tax positions, inclusive of tax, interest, and penalties. Of this amount, approximately $4.7 million represents income tax liability for uncertain tax positions related to various federal and state income tax matters. If the accrued liability was de-recognized, approximately $3.0 million of taxes would impact the Company’s consolidated statement of operations as a reduction to its effective tax rate. Included in the balance sheet at November 30, 2011 are approximately $1.6 million of items of which, under existing tax laws, the ultimate deductibility is certain but for which the timing of the deduction is uncertain. Because of the impact of deferred income tax accounting, a deduction in a subsequent period would result in a deferred tax asset. Accordingly, upon de-recognition, the tax benefits associated with the reversal of these timing differences would have no impact, except for related interest and penalties, on the Company’s effective income tax rate.

The Company recognizes interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. As of November 30, 2011, the total amounts for accrued interest and penalties were approximately $1.0 million and approximately $0.2 million, respectively. If the accrued interest and penalties were de-recognized, approximately $0.7 million would impact the Company’s consolidated statement of operations as a reduction to its effective tax rate.

The Company continues to pursue settlements with the appropriate state tax authorities related to certain state tax issues, as well as in connection with our previously settled examination with the Internal Revenue Service, and on similar terms. The Company expects to pay between $2.2 million and $2.7 million in total to finalize all pending settlements with various states within the next 3 to 6 months. The Company believes that it has provided adequate reserves related to these various state matters including interest charges through November 30, 2011, and, as a result, does not expect that such an outcome would have a material adverse effect on results of operations.

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

NOTE 9 — CAPITAL STOCK

The Company’s authorized capital includes 80.0 million shares of Class A Common Stock, par value $.01 (“Class A Common Stock”), 40.0 million shares of Class B Common Stock, par value $.01 (“Class B Common Stock”), and 1.0 million shares of Preferred Stock, par value $.01 (“Preferred Stock”). The shares of Class A Common Stock and Class B Common Stock are identical in all respects, except for voting rights and conversion rights as described below. Each share of Class A Common Stock entitles the holder to one-fifth (1/5) vote on each matter submitted to a vote of the Company’s shareholders and each share of Class B Common Stock entitles the holder to one (1) vote on each such matter, in each case including the election of directors. Holders of Class A Common Stock and Class B Common Stock are entitled to receive dividends at the same rate if and when declared by the Board of Directors out of funds legally available there from, subject to the dividend and liquidation rights of any Preferred Stock that may be issued and outstanding. Class A Common Stock has no conversion rights. Class B Common Stock is convertible into Class A Common Stock, in whole or in part, at any time at the option of the holder on the basis of one share of Class A Common Stock for each share of Class B Common Stock converted. Each share of Class B Common Stock will also automatically convert into one share of Class A Common Stock if, on the record date of any meeting of the shareholders, the number of shares of Class B Common Stock then outstanding is less than 10.0 percent of the aggregate number of shares of Class A Common Stock and Class B Common Stock then outstanding.

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

Stock Purchase Plan

The Company has a share repurchase program (“Stock Purchase Plan”) under which it is authorized to purchase up to $330.0 million of its outstanding Class A common shares, including the approval of an incremental $80.0 million in October 2011. The timing and amount of any shares repurchased under the Stock Purchase Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plan may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates.

Since inception of the Plan through November 30, 2011, the Company has purchased 6,658,424 shares of its Class A common shares, for a total of approximately $258.0 million. Included in these totals are the purchases of 1,435,811 shares of the Company’s Class A common shares during the fiscal year ended November 30, 2011, at an average cost of approximately $25.87 per share (including commissions), for a total of approximately $37.1 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At November 30, 2011, the Company has approximately $72.0 million remaining repurchase authority under the current Stock Purchase Plans.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

International Speedway Corporation has a salary incentive plan (the “ISC Plan”) designed to qualify under Section 401(k) of the Internal Revenue Code. Employees of International Speedway Corporation and certain participating subsidiaries who have completed one month of continuous service are eligible to participate in the ISC Plan. After twelve months of continuous service, matching contributions are made to a savings trust (subject to certain limits) concurrent with employees’ contributions. The level of the matching contribution depends upon the amount of the employee contribution. Employees become 100.0 percent vested upon entrance to the ISC Plan. The contribution expense from continuing operations for the ISC Plan was approximately $1.6 million, $1.6 million and $1.5 million for the years ended November 30, 2009, 2010 and 2011, respectively.

The estimated cost to complete approved projects and current construction in progress at November 30, 2011 at the Company’s existing facilities is approximately $56.5 million.

In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At November 30, 2011, the Unified Government had approximately $2.3 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.

The Company operates Homestead-Miami Speedway under an operating agreement which expires December 31, 2032 and provides for subsequent renewal terms through December 31, 2075. The Company operates Daytona under an operating lease agreement which expires November 7, 2054. The Company also has various operating leases for office space and equipment. The future minimum payments under the operating agreement and leases utilized by the Company having initial or remaining non-cancelable terms in excess of one year at November 30, 2011, are as follows (in thousands):

For the year ending November 30:	Operating Agreement	Operating Leases
2012	$2,220	$3,514
2013	2,220	2,441
2014	2,220	1,673
2015	2,220	1,332
2016	1,152	1,229
Thereafter	16,968	32,237

Total	$27,000	$42,426

Total expenses incurred from continuing operations under the track operating agreement, these operating leases and all other short-term rentals during the years ended November 30, 2009, 2010 and 2011 were $15.2 million, $14.7 million, and $14.0 million, respectively.

In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling $4.0 million at November 30, 2011. At November 30, 2011, there were no amounts drawn on the standby letters of credit.

Current Litigation

The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation will have a material adverse effect on the Company’s financial condition or results of operations.

NOTE 11 — RELATED PARTY DISCLOSURES AND TRANSACTIONS

All of the racing events that take place during the Company’s fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association, the American Motorcyclist Association, the Automobile Racing Club of America, the American Sportbike Racing Association — Championship Cup Series, the Federation Internationale de L’Automobile, the Federation Internationale Motocycliste, Grand American Road Racing Association (“Grand American”), Historic Sportscar Racing, IZOD IndyCar Series, National Association for Stock Car Auto Racing (“NASCAR”), National Hot Rod Association, the Porsche Club of America, the Sports Car Club of America, the Sportscar Vintage Racing Association, the United States Auto Club and the World Karting Association. NASCAR, which sanctions many of the Company’s principal racing events, is a member of the France Family Group which controls over 71.0 percent of the combined voting power of the outstanding stock of the Company, as of November 30, 2011, and some members of which serve as directors and officers of the Company. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR from continuing operations for disbursement to competitors, which are exclusive of NASCAR sanction fees, totaled approximately $135.9 million, $131.4 million and $127.7 million, for the years ended November 30, 2009, 2010 and 2011, respectively. There were no prize and point fund monies paid to NASCAR related to discontinued operations. The Company has outstanding receivables related to NASCAR and its affiliates of approximately $19.2 million and $24.3 million at November 30, 2010 and 2011, respectively.

Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire NASCAR Sprint Cup, Nationwide and Camping World Truck series schedules. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Sprint Cup, Nationwide and Camping World Truck series event as a component of its sanction fees. The promoter records 90.0 percent of the gross broadcast rights fees as revenue and then records 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors. Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event. The Company’s television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR Sprint Cup and Nationwide series events and the NASCAR Camping World Truck series events conducted at its wholly owned facilities were $262.0 million, $269.1 million and $278.8 million in fiscal years 2009, 2010 and 2011, respectively.

In addition, NASCAR and the Company share a variety of expenses in the ordinary course of business. NASCAR pays rent, as well as a related maintenance fee (allocated based on square footage), to the Company for office space in Daytona Beach, Florida. The Company pays rent to NASCAR for office space in Los Angeles, California. These rents are based upon estimated fair market lease rates for comparable facilities. NASCAR pays the Company for radio, program and strategic initiative advertising, hospitality and suite rentals, various tickets and credentials, catering services, participation in a NASCAR racing event banquet, and track and other equipment rentals based on similar prices paid by unrelated, third party purchasers of similar items. The Company pays NASCAR for certain advertising, participation in NASCAR racing series banquets, the use of NASCAR trademarks and intellectual images and production space for Sprint Vision based on similar prices paid by unrelated, third party purchasers of similar items. The Company’s payments to NASCAR for MRN’s broadcast rights to NASCAR Camping World Truck races represent an agreed-upon percentage of the Company’s advertising revenues attributable to such race broadcasts. NASCAR also reimburses the Company for 50.0 percent of the compensation paid to certain personnel working in the Company’s legal, risk management and transportation departments, as well as 50.0 percent of the compensation expense associated with certain receptionists. The Company reimburses NASCAR for 50.0 percent of the compensation paid to certain personnel working in NASCAR’s legal department. NASCAR’s reimbursement for use of the Company’s mailroom, janitorial services, security services, catering, graphic arts, photo and publishing services, telephone system and the Company’s reimbursement of NASCAR for use of corporate aircraft, is based on actual usage or an allocation of total actual usage. The aggregate amount received from NASCAR by the Company for shared expenses, net of amounts paid by the Company for shared expenses, totaled approximately $4.5 million, $5.7 million and $6.4 million during fiscal 2009, 2010 and 2011, respectively.

Grand American, a wholly owned subsidiary of NASCAR, sanctions various events at certain of the Company’s facilities. Standard Grand American sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by Grand American to participants in the events.

Sanction fees paid by the Company to Grand American totaled approximately $1.8 million, $2.4 million and $1.1 million for the years ended November 30, 2009, 2010 and 2011, respectively.

In addition, Grand American and the Company share a variety of expenses in the ordinary course of business. Grand American pays rent to the Company for office space in Daytona Beach, Florida. These rents are based upon estimated fair market lease rates for comparable facilities. Grand American purchases various advertising, catering services, suites and hospitality and track and equipment rentals from the Company based on similar prices paid by unrelated, third party purchasers of similar items. The Company pays Grand American for the use of Grand American’s trademarks based on similar prices paid by unrelated, third party purchasers of similar items. Grand American’s reimbursement for use of the Company’s mailroom, telephone system, security, graphic arts, photo and publishing services is based on actual usage or an allocation of total actual usage. The aggregate amount received from Grand American by the Company for shared expenses, net of amounts paid by the Company for shared expenses, totaled approximately $450,000, $547,000 and $396,000 during fiscal 2009, 2010 and 2011, respectively.

AMA Pro Racing, an entity controlled by a member of the France Family Group, sanctions various events at certain of the Company’s facilities. Standard AMA Pro Racing sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by AMA Pro Racing to participants in the events. Sanction fees paid by the Company to AMA Pro Racing, beginning in fiscal 2010, totaled approximately $194,000 and $539,000 during fiscal 2010 and 2011, respectively.

The Company strives to ensure, and management believes that, the terms of the Company’s transactions with NASCAR, Grand American and AMA Pro Racing are no less favorable to the Company than could be obtained in arms-length negotiations.

Certain members of the France Family Group paid the Company for the utilization of security services, event planning, event tickets, purchase of catering services, maintenance services, and certain equipment. In fiscal 2009 and 2010, the Company leased certain parcels of land from WCF and JCF, LLC, which is owned by France Family Group members. The land parcels were used primarily for parking during the events held at Martinsville Speedway. In fiscal 2010, in exchange for the collateral assignment split-dollar insurance agreements held by the Company, which were valued at approximately $9.2 million and covered the lives of James C. France, his spouse, and the surviving spouse of William C. France, the Company entered into a transaction with the France Family Group whereby it agreed to receive certain land parcels and shares of ISCA stock. The land was valued at approximately $3.6 million and had previously been leased by the Company from WCF and JCF, LLC (which was owned by certain members of the France Family Group) in connection with NASCAR Sprint Cup events at Martinsville. The Company also received a total of 219,388 shares of ISCA stock valued at approximately $5.6 million. The number of shares received was determined based on the market value of ISCA shares at a settlement date prior to closing. The amounts paid for these items were based on actual costs incurred, similar prices paid by unrelated third party purchasers of similar items or estimated fair market values. The net amount paid (received) by the Company for these items, totaled approximately $240,000, $(242,000) and $(321,000) during fiscal 2009, 2010 and 2011, respectively.

Crotty, Bartlett & Kelly, P.A. (“Crotty, Bartlett & Kelly”), a law firm controlled by family members of W. Garrett Crotty, one of the Company’s executive officers. The Company engages Crotty, Bartlett & Kelly for certain legal and consulting services. The aggregate amount paid to Crotty, Bartlett & Kelly by the Company for legal and consulting services totaled approximately $71,000, $49,000 and $28,000 during fiscal 2009, 2010 and 2011, respectively.

J. Hyatt Brown, one of the Company’s directors, serves as Chairman of Brown & Brown, Inc. (“Brown & Brown”). Brown & Brown has received commissions for serving as the Company’s insurance broker for several of the Company’s insurance policies, including the Company’s property and casualty policy, certain employee benefit programs and the aforementioned split-dollar arrangements. The aggregate commissions received by Brown & Brown in connection with the Company’s policies were approximately $506,000, $486,000 and $457,000 during fiscal 2009, 2010 and 2011, respectively.

One of the Company’s directors, Christy F. Harris, is Of Counsel to Kinsey, Vincent Pyle, L.C., a law firm that provided legal services to the Company during fiscal 2009, 2010 and 2011. The Company paid approximately $81,000, $83,000 and $76,000 for these services in fiscal 2009, 2010 and 2011, respectively, which were charged to the Company on the same basis as those provided other clients.

NOTE 12 — SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for income taxes and interest for the years ended November 30, is summarized as follows (in thousands):

	2009	2010	2011

Income taxes paid	$36,297	$27,661	$2,733

Interest paid	$19,793	$13,439	$12,222

NOTE 13 — LONG-TERM STOCK INCENTIVE PLAN

On November 30, 2011, the Company has two share-based compensation plans, which are described below. Compensation cost included in operating expenses in the accompanying statement of operations for those plans was $2.2 million, $1.9 million, and $1.8 million for the years ended November 30, 2009, 2010 and 2011, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was approximately $845,000, $717,000 and $576,000 for the years ended November 30, 2009, 2010 and 2011, respectively.

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

Restricted Stock Awards

Restricted stock awarded under the 1996 Plan and 2006 Plan (collectively the “Plans”) generally is subject to forfeiture in the event of termination of employment prior to vesting dates. Prior to vesting, the Plans participants own the shares and may vote and receive dividends, but are subject to certain restrictions. Restrictions include the prohibition of the sale or transfer of the shares during the period prior to vesting of the shares. The Company also has the right of first refusal to purchase any shares of stock issued under the Plans which are offered for sale subsequent to vesting. In accordance with ASC 718, “Compensation - Stock Compensation” the Company is recognizing stock-based compensation on these restricted shares awarded on the accelerated method over the requisite service period. The fair value of nonvested restricted stock is determined based on the opening trading price of the Company’s Class A Common Stock on the grant date.

The Company granted 29,002, 35,008 and 50,798 shares of restricted stock awards of the Company’s Class A Common Stock during the fiscal years ended November 30, 2009, 2010 and 2011, respectively, to certain officers and managers under the Plans. The shares of restricted stock awarded vest at the rate of 50.0 percent on the third anniversary of the award date and the remaining 50.0 percent on the fifth anniversary of the award date. The weighted average grant date fair value of these restricted stock awards was $22.19, $30.56 and $30.60 per share, respectively.

In fiscal year 2011 a portion of each non-employee director’s compensation for their service as a director is through awards of restricted shares of the Company’s Class A Common Stock under the 2006 Plan. The Company awarded and issued a total of 10,560 restricted shares of the Company’s Class A common shares to certain non-employee directors under the 2006 Plan, during the fiscal year ended November 30, 2011. The shares of restricted stock awarded vest at the rate of 100.0 percent on the one year anniversary after the date of grant. The weighted average grant date fair value of these restricted share awards was $28.41 per share.

A summary of the status of the Company’s restricted stock as of November 30, 2011, and changes during the fiscal year ended November 30, 2011, is presented as follows:

	Restricted Shares	Weighted- Average Grant- Date Fair Value (Per Share)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Unvested at November 30, 2010	137,233	$38.03
Granted	61,358	30.22
Vested	(37,170)	47.54

Unvested at November 30, 2011	161,421	$32.77	3.5	$3,971.0

As of November 30, 2011, there was approximately $2.2 million of total unrecognized compensation cost related to unvested restricted stock awards granted under the Stock Plans. This cost is expected to be recognized over a weighted-average period of 3.5 years. The total fair value of restricted stock awards vested during the fiscal years ended November 30, 2009, 2010 and 2011, was approximately $2.0 million, $1.2 million and $1.2 million, respectively.

Nonqualified and Incentive Stock Options

In fiscal 2009 and 2010 a portion of each non-employee director’s compensation for their service as a director is through awards of options to acquire shares of the Company’s Class A Common Stock under the Plans. These options become exercisable one year after the date of grant and expire on the tenth anniversary of the date of grant. The Company also grants options to certain non-officer managers to purchase the Company’s Class A Common Stock under the Plans. These options generally vest over a two and one-half year period and expire on the tenth anniversary of the date of grant. The Company records stock-based compensation cost on its stock options awarded on the straight-line method over the requisite service period.

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

	2009	2010	2011
Expected volatility	21.2%-24.2%	31.4%	—
Weighted average volatility	23.8%	31.4%	—
Expected dividends	0.5%	0.6%	—
Expected term (in years)	5.0-7.3	9.3	—
Risk-free rate	2.5%-3.0%	3.0%	—

A summary of option activity under the Stock Plan as of November 30, 2011, and changes during the year then ended is presented as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at November 30, 2010	272,641	$40.94
Expired	(23,831)	44.49
Exercised	(2,000)	25.62
Forfeited	(1,334)	39.03

Outstanding at November 30, 2011	245,476	40.73	5.4	$—

Vested and expected to subsequently vest at November 30, 2011	245,476	$40.73	5.4	$—

Exercisable at November 30, 2011	243,806	$40.84	5.4	$—

The weighted average grant-date fair value of options granted during the fiscal years ended November 30, 2009 and 2010 were $8.40 and $10.34 per option, respectively. There were no options granted in fiscal 2011. There were no option exercised during fiscal years 2009 and 2010, respectively. The total intrinsic value of options exercised during the fiscal year ended November 30, 2011 was approximately $7,000. The actual tax benefit realized for the tax deductions from exercise of the stock options totaled approximately $3,000 for the fiscal year ended November 30, 2011.

As of November 30, 2011, there was approximately $1,000 of total unrecognized compensation cost related to unvested stock options granted under the Stock Plan. That cost is expected to be recognized over a weighted-average period of 0.1 years.

NOTE 14 — FINANCIAL INSTRUMENTS

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

Various inputs are considered when determining the carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. These inputs are summarized in the three broad levels listed below:

•	Level 1 — observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets

•	Level 2 — other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.)

•	Level 3 — significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

At November 30, 2011, the Company had money market funds totaling approximately $54.1 million and are included in cash and cash equivalents in consolidated balance sheets. All inputs used to determine fair value are considered level 1 inputs.

Fair values of long-term debt are based on quoted market prices at the date of measurement. The Company’s credit facilities approximate fair value as they bear interest rates that approximate market. These inputs used to determine fair value are considered level 2 inputs. At November 30, 2011, the fair value of the remaining long-term debt, as determined by quotes from financial institutions, was approximately $270.9 million compared to the carrying amount of approximately $266.2 million.

The Company had no level 3 inputs as of November 30, 2011.

NOTE 15 — QUARTERLY DATA (UNAUDITED)

The Company derives most of its income from a limited number of NASCAR-sanctioned races. As a result, the Company’s business has been, and is expected to remain, highly seasonal based on the timing of major events.

The following table presents certain unaudited financial data for each quarter of fiscal 2010 and 2011 (in thousands, except per share amounts):

	Fiscal Quarter Ended
	February 28, 2010	May 31, 2010	August 31, 2010	November 30, 2010(1)(2)
Total revenue	$152,026	$142,166	$160,194	$190,971
Operating income	39,752	21,303	21,573	39,549
Income from continuing operations	25,487	10,262	3,609	15,220
Net income	25,440	10,262	3,609	15,220
Basic and diluted earnings per share	0.53	0.21	0.08	0.31

	Fiscal Quarter Ended
	February 28, 2011	May 31, 2011	August 31, 2011	November 30, 2011
Total revenue	$148,685	$138,761	$150,297	$191,942
Operating income	39,355	24,068	20,520	49,222
Income from continuing operations	21,435	11,873	9,650	26,466
Net income	21,435	11,873	9,650	26,466
Basic and diluted earnings per share	0.45	0.25	0.20	0.56

(1)	During the fourth quarter of fiscal 2010, the Company recorded a non-cash charge totaling approximately $23.9 million, or $0.30 per diluted share, related to expense of the interest rate swap for the fiscal year ended November 30, 2010.
(2)	During the fourth quarter of fiscal 2010, the Company recorded a non-cash charge totaling approximately $5.8 million, or $0.07 per diluted share, related to the impairment of certain costs associated with the Daytona Development Project.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at prices comparable to unaffiliated customers. Intersegment revenues were approximately $2.1 million, $2.3 million and $2.4 million for the years ended November 30, 2009, 2010 and 2011, respectively (in thousands).

	For The Year Ended November 30, 2009
	Motorsports Event	All Other	Total
Revenues	$658,500	$36,792	$695,292
Depreciation and amortization	65,137	7,763	72,900
Operating income	147,665	158	147,823
Equity investments loss	(77,608)	—	(77,608)
Capital expenditures	70,508	43,221	113,729
Total assets	1,649,602	259,301	1,908,903
Equity investments	—	—	—

	For The Year Ended November 30, 2010
	Motorsports Event	All Other	Total
Revenues	$611,747	$35,915	$647,662
Depreciation and amortization	66,210	8,255	74,465
Operating income	130,143	(7,966)	122,177
Equity investments loss	—	(1,904)	(1,904)
Capital expenditures	83,453	22,481	105,934
Total assets	1,638,116	240,633	1,878,749
Equity investments	—	43,689	43,689

	For The Year Ended November 30, 2011
	Motorsports Event	All Other	Total
Revenues	$599,565	$32,497	$632,062
Depreciation and amortization	69,651	7,220	76,871
Operating income	133,806	(641)	133,165
Equity investments loss	—	(4,177)	(4,177)
Capital expenditures	65,301	11,547	76,848
Total assets	1,616,738	327,901	1,944,639
Equity investments	—	100,137	100,137

NOTE 17 — CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Included in the tables below, are condensed consolidating balance sheets as of November 30, 2010 and 2011, and the condensed consolidating statements of operations and cash flows for the years ended November 30, 2009, 2010 and 2011, of: (a) the Parent; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination entries necessary to consolidate Parent with guarantor and non-guarantor subsidiaries; and (e) the Company on a consolidated basis (in thousands):

	Condensed Consolidating Balance Sheet at November 30, 2010
	Parent Company	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Current assets	$68,252	$72,696	$19,309	$(10,251)	$150,006
Property and equipment, net	33,728	1,032,695	310,238	—	1,376,751
Advances to and investments in subsidiaries	2,095,234	660,368	43,722	(2,799,324)	—
Other assets	4,702	301,223	46,157	—	351,992

Total Assets	$2,201,916	$2,066,982	$419,426	$(2,809,575)	$1,878,749

Current liabilities	$(10,058)	$71,278	$17,211	$13,308	$91,739
Long-term debt	893,108	271,002	213,911	(1,074,947)	303,074
Deferred income taxes	27,018	234,742	17,881	—	279,641
Other liabilities	2,131	12,825	2,162	—	17,118
Total shareholders’ equity	1,289,717	1,477,135	168,261	(1,747,936)	1,187,177

Total Liabilities and Shareholders’ Equity	$2,201,916	$2,066,982	$419,426	$(2,809,575)	$1,878,749

	Condensed Consolidating Balance Sheet at November 30, 2011
	Parent Company	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Current assets	$109,757	$56,235	$17,815	$(18,412)	$165,395
Property and equipment, net	30,994	1,025,087	315,695	—	1,371,776
Advances to and investments in subsidiaries	2,186,394	708,678	51,407	(2,946,479)	—
Other assets	5,075	300,890	101,503	—	407,468

Total Assets	$2,332,220	$2,090,890	$486,420	$(2,964,891)	$1,944,639

Current liabilities	$9,399	$91,036	$23,443	$(34,242)	$89,636
Long-term debt	934,166	153,822	268,849	(1,042,949)	313,888
Deferred income taxes	57,086	247,975	10,598	—	315,659
Other liabilities	1,784	11,173	33	—	12,990
Total shareholders’ equity	1,329,785	1,586,884	183,497	(1,887,700)	1,212,466

Total Liabilities and Shareholders’ Equity	$2,332,220	$2,090,890	$486,420	$(2,964,891)	$1,944,639

	Condensed Consolidating Statement of Operations For The Year Ended November 30, 2009
	Parent Company	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Total revenues	$1,538	$686,982	$119,768	$(115,125)	$693,163
Total expenses	32,367	504,065	124,033	(115,125)	545,340
Operating (loss) income	(30,829)	182,917	(4,265)	—	147,823
Interest (expense) income, net	(35,450)	(67,885)	3,762	—	(99,573)
(Loss) income from continuing operations	(28,245)	42,976	(7,746)	—	6,985
Net (loss) income	(28,245)	42,976	(7,916)	—	6,815

	Condensed Consolidating Statement of Operations For The Year Ended November 30, 2010
	Parent Company	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Total revenues	$2,680	$635,799	$111,143	$(104,265)	$645,357
Total expenses	31,659	480,860	114,926	(104,265)	523,180
Operating (loss) income	(28,979)	154,939	(3,783)	—	122,177
Interest (expense) income, net	(57,390)	9,089	938	—	(47,363)
(Loss) income from continuing operations	(50,468)	111,657	(6,611)	—	54,578
Net (loss) income	(50,468)	111,657	(6,658)	—	54,531

	Condensed Consolidating Statement of Operations For The Year Ended November 30, 2011
	Parent Company	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Total revenues	$3,002	$560,306	$109,171	$(42,794)	$629,685
Total expenses	26,960	410,260	102,094	(42,794)	496,520
Operating (loss) income	(23,958)	150,046	7,077	—	133,165
Interest income (expense), net	(28,016)	17,703	(8,435)	—	(18,748)
(Loss) income from continuing operations	(61,142)	133,757	(3,191)	—	69,424
Net (loss) income	(61,142)	133,757	(3,191)	—	69,424

	Condensed Consolidating Statement of Cash Flows For The Year Ended November 30, 2009
	Parent Company	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by operating activities	$80,769	$154,300	$9,575	$17,061	$261,705
Net cash provided by (used in) investing activities	130,273	(191,089)	(4,589)	(17,061)	(82,466)
Net cash used in financing activities	(236,786)	(1,035)	(1,766)	—	(239,587)

	Condensed Consolidating Statement of Cash Flows For The Year Ended November 30, 2010
	Parent Company	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(75,484)	$184,511	$5,277	$(1,910)	$112,394
Net cash provided by (used in) investing activities	111,165	(230,123)	(11,159)	1,910	(128,207)
Net cash used in financing activities	(53,579)	(3,909)	(1,105)	—	(58,593)

	Condensed Consolidating Statement of Cash Flows For The Year Ended November 30, 2011
	Parent Company	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(8,490)	$238,391	$8,520	$(39,389)	$199,032
Net cash provided by (used in) investing activities	80,427	(247,018)	(9,325)	39,389	(136,527)
Net cash used in financing activities	(33,377)	(2,610)	(606)	—	(36,593)

NOTE 18 — SUBSEQUENT EVENT

On January 26, 2012, the Company announced the full redemption of all of its outstanding 5.4 percent Senior Notes due April 2014 on, or before, March 30, 2012, the redemption date. The Company intends to use additional borrowings under its 2010 Credit Facility to redeem and retire all outstanding $87.0 million principal amount of the 5.4 percent Senior Notes, including the payment of a redemption premium in the amount of approximately $10.5 million and accrued interest up to, but excluding, the redemption date. The redemption premium represents the make-whole amount calculated in accordance with the related indenture under which the 5.4 percent Senior Notes were issued.

The net redemption, premium associated unamortized net deferred financing costs and unamortized original issuance discount, at the redemption date, totaling approximately $11.0 million, will be recorded as a loss on early redemption of debt.

Schedule II — Valuation and Qualifying Accounts (In Thousands)

Description	Balance beginning of period	Additions charged to costs and expenses	Deductions (A)	Balance at end of period
For the year ended November 30, 2009 Allowance for doubtful accounts	$1,200	$326	$326	$1,200
For the year ended November 30, 2010 Allowance for doubtful accounts	1,200	586	586	1,200
For the year ended November 30, 2011 Allowance for doubtful accounts	1,200	132	332	1,000

(A)	Uncollectible accounts written off, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at November 30, 2011, and during the period prior to and including the date of this report. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to November 30, 2011.

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

January 27, 2012

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

We, under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, assessed the Company’s internal control over financial reporting as of November 30, 2011, based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of November 30, 2011, based on the specified criteria.

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

(a) Documents filed as a part of this report

1. Consolidated Financial Statements listed below:

International Speedway Corporation

Consolidated Balance Sheets

— November 30, 2010 and 2011

Consolidated Statements of Operations

— Years ended November 30, 2009, 2010, and 2011

Consolidated Statements of Changes in Shareholders’ Equity

— Years ended November 30, 2009, 2010, and 2011

Consolidated Statements of Cash Flows

— Years ended November 30, 2009, 2010, and 2011

Notes to Consolidated Financial Statements

Motorsports Authentics, LLC

Consolidated Balance Sheets

— November 30, 2010 and 2011

Consolidated Statements of Operations

— Years ended November 30, 2009, 2010, and 2011

Consolidated Statements of Members’ Equity

— Years ended November 30, 2009, 2010, and 2011

Consolidated Statements of Cash Flows

— Years ended November 30, 2009, 2010, and 2011

Notes to Consolidated Financial Statements

2. Consolidated Financial Statement Schedules listed below:

II — Valuation and qualifying accounts

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

3. Exhibits:

Exhibit Number	Description of Exhibit

3.1	—	Articles of Amendment of the Restated and Amended Articles of Incorporation of the Company, as filed with the Florida Department of State on July 26, 1999. (3.1)*

3.2	—	Conformed Copy of Amended and Restated Articles of Incorporation of the Company, as amended as of July 26, 1999. (3.2)*

3.3	—	Conformed Copy of Amended and Restated By-Laws of the Company. (3)(ii)**

4.1	—	Indenture, dated April 23, 2004, between the Company, certain subsidiaries, and Wachovia Bank, National Association, as Trustee. (4.2)***

4.2	—	Form of Registered Note due 2014 (included in Exhibit 4.2). (4.2)***

4.3	—	Revolving Credit Agreement, dated as of November 19, 2010, among the Company, certain subsidiaries and the lenders party thereto. (10.1)****

4.4	—	Note Purchase Agreement, dated as of January 18, 2011, among the Company and purchasers party thereto. (10.1)*****

4.5	—	Form of Series 2011A Note due 2021 (included in Exhibit 10.1). (10.1)*****

10.1	—	Daytona Property Lease. (10.4)******

10.2	—	1996 Long-Term Incentive Plan. (10.6)******

10.3	—	2006 Long-Term Incentive Plan. (4)*******

21	—	Subsidiaries of the Registrant — filed herewith.

23.1	—	Consent of Ernst &Young LLP — filed herewith.

23.2	—	Consent of Grant Thornton LLP — filed herewith.

31.1	—	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer — filed herewith

31.2	—	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer — filed herewith.

32	—	Section 1350 Certification — filed herewith.

99	—	Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements of Motorsports Authentics, LLC as of November 30, 2009 — filed herewith.

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Extension Schema

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase

101.LAB	—	XBRL Taxonomy Extension Label Linkbase

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s Report on Form 8-K dated July 26, 1999.
**	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s report on Form 10-Q for the quarter ended February 28, 2003.
***	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s Registration Statement filed on Form S-4 File No. 333-118168.
****	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s report on Form 8-K filed on November 23, 2010.
*****	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s report on Form 8-K filed on January 20, 2011.
******	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s Report on Form 10-K for the year ended November 30, 1998.
*******	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s Registration Statement on Form S-8 as filed on February 11, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Speedway Corporation

By:	/s/ Daniel W. Houser
Daniel W. Houser
Senior Vice President and Chief Financial Officer

Dated: January 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lesa France Kennedy	Chief Executive Officer and Vice Chairman of the Board (Principal Executive Officer)	January 27, 2012
Lesa France Kennedy

/s/ Daniel W. Houser Daniel W. Houser	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	January 27, 2012

/s/ James C. France
James C. France	Chairman of the Board	January 27, 2012

/s/ Brian Z. France
Brian Z. France	Director	January 27, 2012

/s/ Larry Aiello, Jr.
Larry Aiello, Jr.	Director	January 27, 2012

/s/ J. Hyatt Brown
J. Hyatt Brown	Director	January 27, 2012

/s/ William P. Graves
William P. Graves	Director	January 27, 2012

/s/ Christy F. Harris
Christy F. Harris	Director	January 27, 2012

/s/ Thomas W. Staed
Thomas W. Staed	Director	January 27, 2012

/s/ Morteza Hosseini – Kargar
Morteza Hosseini – Kargar	Director	January 27, 2012