Form 10-Q
period 2012-02-29
INTERNATIONAL SPEEDWAY CORP
filed 2012-04-03
CIK 51548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class A Common Stock	26,133,623 shares	as of February 29, 2012
Class B Common Stock	20,120,890 shares	as of February 29, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERNATIONAL SPEEDWAY CORPORATION

Consolidated Balance Sheets

	November 30, 2011	February 29, 2012
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$110,078	$98,742
Receivables, less allowance of $1,000 in 2011 and 2012, respectively	36,098	89,859
Inventories	2,481	4,542
Income taxes receivable	5,914	—
Deferred income taxes	3,949	2,487
Prepaid expenses and other current assets	6,875	15,433

Total Current Assets	165,395	211,063

Property and Equipment, net of accumulated depreciation of $647,905 and $663,081, respectively	1,371,776	1,366,356
Other Assets:
Equity investments	100,137	150,402
Intangible assets, net	178,701	178,689
Goodwill	118,791	118,791
Other	9,839	7,745

	407,468	455,627

Total Assets	$1,944,639	$2,033,046

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$2,264	$2,275
Accounts payable	17,917	19,034
Deferred income	46,209	94,278
Income taxes payable	1,212	1,750
Current tax liabilities	4,178	755
Other current liabilities	17,856	17,724

Total Current Liabilities	89,636	135,816

Long-Term Debt	313,888	343,740
Deferred Income Taxes	315,659	318,750
Long-Term Tax Liabilities	1,784	1,911
Long-Term Deferred Income	10,087	11,707
Other Long-Term Liabilities	1,119	1,314
Commitments and Contingencies	—	—
Shareholders’ Equity:

Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 26,352,759 and 25,972,202 issued and outstanding in 2011 and 2012, respectively	264	260

Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 20,145,871 and 20,120,890 issued and outstanding in 2011 and 2012, respectively	200	200
Additional paid-in capital	445,005	442,090
Retained earnings	772,938	783,016
Accumulated other comprehensive loss	(5,941)	(5,758)

Total Shareholders’ Equity	1,212,466	1,219,808

Total Liabilities and Shareholders’ Equity	$1,944,639	$2,033,046

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION

Consolidated Statements of Operations

	Three Months Ended
	February 28, 2011	February 29, 2012
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$36,080	$32,526
Motorsports related	97,992	80,746
Food, beverage and merchandise	12,054	11,045
Other	2,559	3,081

	148,685	127,398
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	31,923	25,252
Motorsports related	24,464	21,965
Food, beverage and merchandise	8,759	7,737
General and administrative	22,166	23,236
Depreciation and amortization	19,146	19,459
Impairment of long-lived assets	2,872	50

	109,330	97,699

Operating income	39,355	29,699
Interest income	26	27
Interest expense	(3,842)	(3,437)
Equity in net loss from equity investments	(226)	(301)
Other	—	839

Income from continuing operations before income taxes	35,313	26,827
Income taxes	13,878	9,688

Net income	$21,435	$17,139

Earnings per share:
Basic and diluted	$0.45	$0.37

Basic weighted average shares outstanding	48,032,747	46,391,006

Diluted weighted average shares outstanding	48,038,843	46,395,912

Comprehensive income	$21,544	$17,322

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION

Consolidated Statement of Shareholders’ Equity

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(Unaudited)
	(In Thousands)
Balance at November 30, 2011	$264	$200	$445,005	$772,938	$(5,941)	$1,212,466
Activity 12/1/11 — 2/29/12:
Net income	—	—	—	17,139	—	17,139
Comprehensive income	—	—	—	—	183	183
Reacquisition of previously issued common stock	(4)	—	(3,234)	(7,061)	—	(10,299)
Stock-based compensation	—	—	319	—	—	319

Balance at February 29, 2012	$260	$200	$442,090	$783,016	$(5,758)	$1,219,808

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION

Consolidated Statements of Cash Flows

	Three Months Ended
	February 28, 2011	February 29, 2012
	(Unaudited)
	(In Thousands)
OPERATING ACTIVITIES
Net income	$21,435	$17,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,146	19,459
Stock-based compensation	320	319
Amortization of financing costs	306	349
Deferred income taxes	10,150	6,413
Loss from equity investments	226	301
Impairment of long-lived assets, non-cash	2,872	50
Other, net	13	(804)
Changes in operating assets and liabilities:
Receivables, net	(77,240)	(53,761)
Inventories, prepaid expenses and other assets	(5,260)	(10,499)
Accounts payable and other liabilities	5,931	1,280
Deferred income	38,240	49,689
Income taxes	3,635	1,296

Net cash provided by operating activities	19,774	31,231

INVESTING ACTIVITIES
Capital expenditures	(11,699)	(12,796)
Equity investments and advances to affiliate	(311)	(50,566)
Other, net	—	1,250

Net cash used in investing activities	(12,010)	(62,112)

FINANCING ACTIVITIES
Payment under credit facility	(52,000)	—
Proceeds from credit facility	—	30,000
Payment of long-term debt	(149)	(156)
Proceeds from long-term debt	65,000	—
Deferred financing fees	(424)	—
Exercise of Class A common stock options	51	—
Reacquisition of previously issued common stock	(2,394)	(10,299)

Net cash provided by financing activities	10,084	19,545

Net increase (decrease) in cash and cash equivalents	17,848	(11,336)
Cash and cash equivalents at beginning of period	84,166	110,078

Cash and cash equivalents at end of period	$102,014	$98,742

See accompanying notes.

International Speedway Corporation

Notes to Consolidated Financial Statements

February 29, 2012

(Unaudited)

1. Basis of Presentation

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States but do not include all of the information and disclosures required for complete financial statements. The balance sheet at November 30, 2011, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest annual report on Form 10-K for International Speedway Corporation and its wholly-owned subsidiaries (the “Company” or “ISC”). In management’s opinion, the statements include all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature.

Reclassifications. Certain prior year amounts in the Consolidated Balance Sheets have been reclassified to conform to the current year presentation.

Unless indicated otherwise, all disclosures in the notes to the consolidated financial statements relate to continuing operations.

Because of the seasonal concentration of racing events, the results of operations for the three months ended February 28, 2011 and February 29, 2012 are not indicative of the results to be expected for the year.

2. New Accounting Pronouncements

In June 2011, FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles and International Financial Reporting Standards, the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Company has adopted this provision in fiscal 2012.

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended February 28, 2011 and February 29, 2012 (in thousands, except share and per share amounts):

	Three Months Ended
	February 28, 2011	February 29, 2012
Basic and diluted:
Net income	$21,435	$17,139

Basic earnings per share denominator:
Weighted average shares outstanding	48,032,747	46,391,006

Basic earnings per share:
Net income	$0.45	$0.37

	Three Months Ended
	February 28, 2011	February 29, 2012
Diluted earnings per share denominator:
Weighted average shares outstanding	48,032,747	46,391,006
Common stock options	6,096	4,906

Diluted weighted average shares outstanding	48,038,843	46,395,912

Diluted earnings per share:
Net income	$0.45	$0.37

Anti-dilutive shares excluded in the computation of diluted earnings per share	269,241	243,960

4. Equity and Other Investments

Hollywood Casino at Kansas Speedway

In February 2012, Kansas Entertainment, LLC, (“Kansas Entertainment”) a 50/50 joint venture of Penn Hollywood Kansas, Inc. (“Penn”), a subsidiary of Penn National Gaming, Inc. and Kansas Speedway Development Corporation (“KSDC”), a wholly owned indirect subsidiary of ISC, opened the Hollywood-themed and branded destination entertainment facility, overlooking turn two of Kansas Speedway.

The Hollywood Casino at Kansas Speedway features a 95,000 square foot casino with 2,000 slot machines and 52 table games (including 12 poker tables), a 1,253 space parking structure as well as a sports-themed bar, dining and entertainment options. Kansas Entertainment is funding the development with equity contributions from each partner. KSDC and Penn shared equally in the cost of developing and constructing the facility. The Company currently estimates that its share of capitalized development costs for the project, excluding its contribution of land, will be approximately $145.0 million. Through February 29, 2012, the Company has funded approximately $134.3 million of these capitalized development costs. In addition, the Company funded certain working capital needs of the project prior to opening. Start up and related costs through opening were expensed through equity in net loss from equity investments. Cash flow from the casino’s operations will be used, along with equal contributions from each partner as necessary, to fund the remaining capital requirements. Penn is the managing member of Kansas Entertainment and is responsible for the development and operation of the casino.

The Company has accounted for Kansas Entertainment as an equity investment in its financial statements as of February 28, 2011 and February 29, 2012. The Company’s 50.0 percent portion of Kansas Entertainment’s net loss is approximately $0.2 million and $0.3 million, related to certain start up costs through the opening and net of results of operations beginning in February 2012, and is included in equity in net loss from equity investments in its consolidated statements of operations for the three months ended February 28, 2011 and February 29, 2012, respectively.

Staten Island Property

The Company’s wholly owned indirect subsidiary, 380 Development, LLC (“380 Development”), owns a total of 676 acres located in the New York City borough of Staten Island. The Company is pursuing discussions with interested buyers for 380 Development.

On March 30, 2011, the New York State Department of Environmental Conservation (“DEC”) published for public comment a series of documents, including an Engineering Work Plan, which will allow the property to be filled. The DEC received comments and subsequently finalized the Engineering Work Plan, as well as a Modified Order on Consent and other related documents. Execution of these documents will allow the property to be filled and any remaining environmental remediation to be completed, both of which are necessary precursors for commercial development of the property. Currently the Company does not anticipate that the filling activities will commence until after it has sold its interest in 380 Development.

Motorsports Authentics

The Company is a partner with Speedway Motorsports, Inc. in a 50/50 joint venture, SMISC, LLC, which, through its wholly owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics (“MA”). MA designs, promotes, markets and distributes motorsports licensed merchandise. The Company’s investment in MA was previously reduced to zero and it did not recognize any net income or loss from operations of MA during the three months ended February 28, 2011 or February 29, 2012.

The Company has a guaranty exposure to one NASCAR team licensor which will be satisfied upon MA making certain payments to the team through January 2013. As of February 29, 2012, its guaranty exposure was approximately $1.2 million. While it is possible that some obligation under this guarantee may occur in the future, the amount the Company will ultimately pay cannot be estimated at this time. In any event, the Company does not believe that the ultimate financial outcome will have a material impact on its financial position or results of operations.

5. Goodwill and Intangible Assets

The gross carrying value, accumulated amortization and net carrying value of the major classes of intangible assets relating to the Motorsports Event segment are as follows (in thousands):

	November 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$7	$3
Other	108	16	92

Total amortized intangible assets	118	23	95
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793

Total non-amortized intangible assets	178,606	—	178,606

Total intangible assets	$178,724	$23	$178,701

	February 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$7	$3
Other	92	12	80

Total amortized intangible assets	102	19	83
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793

Total non-amortized intangible assets	178,606	—	178,606

Total intangible assets	$178,708	$19	$178,689

The following table presents current and expected amortization expense of the existing intangible assets as of February 29, 2012 for each of the following periods (in thousands):

Amortization expense for the three months ended February 29, 2012	$12
Estimated amortization expense for the year ending November 30:
2012	51
2013	21
2014	16
2015	6
2016	1

There were no changes in the carrying value of goodwill during the three months ended February 29, 2012.

6. Long-Term Debt

Long-term debt consists of the following (in thousands):

	November 30, 2011	February 29, 2012
5.4 percent Senior Notes	$87,024	$87,026
4.6 percent Senior Notes	65,000	65,000
4.8 percent Revenue Bonds	1,262	1,191
6.3 percent Term Loan	50,667	50,581
TIF bond debt service funding commitment	62,199	62,217
Revolving Credit Facility	50,000	80,000

	316,152	346,015
Less: current portion	2,264	2,275

	$313,888	$343,740

At February 29, 2012 the Company had registered senior notes (the “5.4 percent Senior Notes”) totaling approximately $87.0 million, net of unamortized discounts, which bore interest at 5.4 percent and were due April 2014. In March 2012, the Company utilized additional borrowings under its 2010 Credit Facility to redeem and retire all outstanding $87.0 million principal amount of the 5.4 percent Senior Notes, including the payment of a redemption premium in the amount of approximately $9.0 million and accrued interest up to, but excluding, the redemption date. The redemption premium represents the make-whole amount calculated in accordance with the related indenture under which the 5.4 percent Senior Notes were issued.

The net redemption premium, associated unamortized net deferred financing costs, and unamortized original issuance discount, at the redemption date, totaling approximately $9.1 million, will be recorded as a loss on early redemption of debt in the consolidated statement of operations in the second quarter of fiscal 2012.

In June 2008, the Company entered into an interest rate swap agreement to effectively lock in a substantial portion of the interest rate exposure on approximately $150.0 million notional amount in anticipation of refinancing the $150.0 million of senior notes that matured in April 2009. This interest rate swap was designated and qualified as a cash flow hedge under ASC 815, “Accounting for Derivatives and Hedging.” As a result of the uncertainty with the U.S. credit markets, in February 2009, the Company amended and re-designated its interest rate swap agreement as a cash flow hedge with an expiration in February 2011. During fiscal 2010, based on its current financial position and reduction in the anticipated debt issuance from $150.0 million to $65.0 million, the Company discontinued this cash flow hedge and settled the related liability. At February 29, 2012, the Company has approximately $5.8 million, net of tax, deferred in accumulated other comprehensive loss associated with this interest rate swap which is being amortized as interest expense over the life of the private placement senior notes completed in January 2011 (see below). The Company expects to recognize approximately $0.7 million of this balance, net of tax, during the next 12 months in the consolidated statement of operations.

In January 2011, the Company completed an offering of approximately $65.0 million principal amount of senior unsecured notes in a private placement (“4.6 percent Senior Notes”). These notes, which bear interest at 4.6 percent and are due January 2021, require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.6 percent Senior Notes may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company’s wholly owned domestic subsidiaries are guarantors of the 4.6 percent Senior Notes. The 4.6 percent Senior Notes also contain various restrictive covenants. The deferred financing fees, along with the aforementioned deferred interest rate swap balance included in accumulated other comprehensive loss, are treated as additional interest expense and are being amortized over the life of the 4.6 percent Senior Notes, on a straight-line method, which approximates the effective yield method. At February 29, 2012, outstanding principal on the 4.6 percent Senior Notes was approximately $65.0 million.

The Company’s wholly owned subsidiary, Raceway Associates, LLC, which owns and operates Chicagoland Speedway and Route 66 Raceway, has debt outstanding in the form of revenue bonds payable (“4.8 percent Revenue Bonds”), consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.8 percent Revenue Bonds have an interest rate of 4.8 percent and a monthly payment of $29,000 principal and interest. At February 29, 2012, outstanding principal on the 4.8 percent Revenue Bonds was approximately $1.2 million.

The term loan (“6.3 percent Term Loan”), related to the construction of the Company’s International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.3 percent, and a current monthly payment of approximately $292,000. At February 29, 2012, the outstanding principal on the 6.3 percent Term Loan was approximately $50.6 million.

At February 29, 2012, outstanding taxable special obligation revenue (“TIF”) bonds, in connection with the financing of construction of Kansas Speedway, totaled approximately $62.2 million, net of the unamortized discount, which is comprised of a $13.2 million principal amount, 6.2 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.

In November 2010, the Company entered into a $300.0 million revolving credit facility (“2010 Credit Facility”). The 2010 Credit Facility contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions. The 2010 Credit Facility is scheduled to mature in November 2015, and accrues interest at LIBOR plus 150.0 — 225.0 basis points, depending on the better of its debt rating as determined by specified rating agencies or the Company’s leverage ratio. The 2010 Credit Facility contains various restrictive covenants. At February 29, 2012, the Company had approximately $80.0 million outstanding under the 2010 Credit Facility.

Total interest expense from continuing operations incurred by the Company was approximately $3.8 million and $3.4 million for the three months ended February 28, 2011 and February 29, 2012, respectively. Total interest capitalized for the three months ended February 28, 2011 and February 29, 2012 was approximately $0.6 million and $1.4 million, respectively.

Financing costs of approximately $4.9 million and $4.7 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2011 and February 29, 2012, respectively. These costs are being amortized on a straight-line method, which approximates the effective yield method, over the life of the related financing.

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

At February 29, 2012, the Company had money market funds totaling approximately $98.7 million which are included in cash and cash equivalents in its consolidated balance sheets. All inputs used to determine fair value are considered level 1 inputs.

Fair values of long-term debt are based on quoted market prices at the date of measurement. The Company’s credit facilities approximate fair value as they bear interest rates that approximate market. These inputs used to determine fair value are considered level 2 inputs. The fair value of the remaining long-term debt, as determined by quotes from financial institutions, was approximately $270.9 million compared to the carrying amount of approximately $266.2 million and approximately $270.6 million compared to the carrying amount of approximately $266.0 million at November 30, 2011 and February 29, 2012, respectively.

The Company had no level 3 inputs as of February 29, 2012.

8. Capital Stock

Stock Purchase Plan

The Company has a share repurchase program (“Stock Purchase Plan”) under which it is authorized to purchase up to $330.0 million of its outstanding Class A common shares. The timing and amount of any shares repurchased under the Stock Purchase Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plan may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates.

Since inception of the Plan through February 29, 2012, the Company has purchased 7,063,962 shares of its Class A common shares, for a total of approximately $268.3 million. Included in these totals are the purchases of 405,538 shares of the Company’s Class A common shares during the period ended February 29, 2012, at an average cost of approximately $25.40 per share (including commissions), for a total of approximately $10.3 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At February 29, 2012, the Company has approximately $61.7 million remaining repurchase authority under the current Stock Purchase Plans.

9. Income Taxes

As of February 29, 2012, in accordance with ASC 740, “Income Taxes,” the Company has a total liability of approximately $2.7 million for uncertain tax positions, inclusive of tax, interest, and penalties. Of this amount, approximately $2.0 million represents income tax liability for uncertain tax positions related to various state income tax matters. If the accrued liability was de-recognized, approximately $1.8 million of taxes would impact the Company’s consolidated statement of operations as a reduction to its effective tax rate. Included in the balance sheet at February 29, 2012 are approximately $0.7 million of items of which, under existing tax laws, the ultimate deductibility is certain but for which the timing of the deduction is uncertain. Because of the impact of deferred income tax accounting, a deduction in a subsequent period would result in a deferred tax asset. Accordingly, upon de-recognition, the tax benefits associated with the reversal of these timing differences would have no impact, except for related interest and penalties, on the Company’s effective income tax rate.

The Company recognizes interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. As of February 29, 2012, the total amounts for accrued interest and penalties were approximately $0.5 million and approximately $0.2 million, respectively. If the accrued interest and penalties were de-recognized, approximately $0.3 million would impact the Company’s consolidated statement of operations as a reduction to its effective tax rate.

The Company continues to pursue settlements with the appropriate state tax authorities related to certain state tax issues, as well as in connection with our previously settled examination with the Internal Revenue Service, and on similar terms. The Company expects to pay up to $0.5 million in total to finalize all pending settlements with various states within the next 12 months. The Company believes that it has provided adequate reserves related to these various state matters including interest charges through February 29, 2012, and, as a result, does not expect that such an outcome would have a material adverse effect on results of operations.

The de-recognition of potential tax and interest associated with the resolution of certain state items accrued are the principal causes of the decreased effective income tax rate for the three months ended February 29, 2012. As a result of these items, the Company’s effective income tax rate decreased from the statutory income rate to approximately 36.1 percent for the three months ended February 29, 2012.

10. Related Party Disclosures and Transactions

All of the racing events that take place during the Company’s fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association, the American Motorcyclist Association, the Automobile Racing Club of America, the American Sportbike Racing Association — Championship Cup Series, the Federation Internationale de L’Automobile, the Federation Internationale Motocycliste, Grand American Road Racing Association (“Grand American”), Historic Sportscar Racing, IZOD IndyCar Series, National Association for Stock Car Auto Racing (“NASCAR”), National Hot Rod Association, the Porsche Club of America, the Sports Car Club of America, the Sportscar Vintage Racing Association, the United States Auto Club and the World Karting Association. NASCAR, which sanctions many of the Company’s principal racing events, is a member of the France Family Group which controls approximately 71.7 percent of the combined voting power of the outstanding stock of the Company, as of November 30, 2011, and some members of which serve as directors and officers of the Company. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR from continuing operations for disbursement to competitors, which are exclusive of NASCAR sanction fees, totaled approximately $27.7 million and $22.3 million for the three months ended February 28, 2011 and February 29, 2012, respectively.

Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire NASCAR Sprint Cup, Nationwide and Camping World Truck series schedules. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Sprint Cup, Nationwide and Camping World Truck series event as a component of its sanction fees. The promoter records 90.0 percent of the gross broadcast rights fees as revenue and then records 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors. Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event. The Company’s television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR Sprint Cup and Nationwide series events and the NASCAR Camping World Truck series events conducted at its wholly owned facilities, and recorded as part of motorsports related revenue, were approximately $64.9 million and $53.7 million for the three months ended February 28, 2011 and February 29, 2012, respectively.

11. Commitments and Contingencies

In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal and any required premium and interest on the 2002 STAR Bonds. At February 29, 2012, the Unified Government had approximately $1.9 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.

In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling $4.0 million at February 29, 2012. At February 29, 2012, there were no amounts drawn on the standby letters of credit.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at prices comparable to unaffiliated customers. The following tables provide segment reporting of the Company for the three months ended February 28, 2011 and February 29, 2012 (in thousands):

	00000	00000	00000
	Three Months Ended February 28, 2011
	Motorsports Event	All Other	Total
Revenues	$143,755	$5,458	$149,213
Depreciation and amortization	17,348	1,798	19,146
Operating income	40,749	(1,394)	39,355
Capital expenditures	8,879	2,820	11,699
Total assets	1,692,485	274,143	1,966,628
Equity investments	—	43,774	43,774

	00000	00000	00000
	Three Months Ended February 29, 2012
	Motorsports Event	All Other	Total
Revenues	$122,950	$4,805	$127,755
Depreciation and amortization	17,854	1,605	19,459
Operating income	31,383	(1,684)	29,699
Capital expenditures	12,036	760	12,796
Total assets	1,659,820	375,996	2,035,816
Equity investments	—	150,402	150,402

Intersegment revenues were approximately $0.5 million and $0.4 million for the three months ended February 28, 2011 and February 29, 2012, respectively.

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

As of February 29, 2012, goodwill and other intangible assets and property and equipment accounts for approximately $1,663.8 million, or 81.8 percent of our total assets. We account for our goodwill and other intangible assets in accordance with ASC 350, “Intangibles — Goodwill and Other,” and for our long-lived assets in accordance with ASC 360, “Property, Plant and Equipment.”

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

In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments we exert significant influence on the investee but do not have effective control over the investee, which adds an additional element of risk that can adversely impact our financial position and results of operations. The carrying value of our equity investments was $150.4 million at February 29, 2012.

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

Equity and Other Investments

Hollywood Casino at Kansas Speedway

In February 2012, Kansas Entertainment, LLC, (“Kansas Entertainment”) a 50/50 joint venture of Penn Hollywood Kansas, Inc. (“Penn”), a subsidiary of Penn National Gaming, Inc. and Kansas Speedway Development Corporation (“KSDC”), a wholly owned indirect subsidiary of ISC, opened the Hollywood-themed and branded destination entertainment facility, overlooking turn two of Kansas Speedway.

The Hollywood Casino at Kansas Speedway features a 95,000 square foot casino with 2,000 slot machines and 52 table games (including 12 poker tables), a 1,253 space parking structure as well as a sports-themed bar, dining and entertainment options. Kansas Entertainment is funding the development with equity contributions from each partner. KSDC and Penn shared equally in the cost of developing and constructing the facility. We currently estimate that our share of capitalized development costs for the project, excluding our contribution of land, will be approximately $145.0 million. Through February 29, 2012, we have funded approximately $134.3 million of these capitalized development costs. In addition, we funded certain working capital needs of the project prior to opening. Start up and related costs through opening were expensed through equity in net loss from equity investments. Cash flow from the casino’s operations will be used, along with equal contributions from each partner as necessary, to fund the remaining capital requirements. Penn is the managing member of Kansas Entertainment and is responsible for the development and operation of the casino.

We have accounted for Kansas Entertainment as an equity investment in our financial statements as of February 28, 2011 and February 29, 2012. Our 50.0 percent portion of Kansas Entertainment’s net loss is approximately $0.2 million and $0.3 million, related to certain start up costs through the opening and net of results of operations beginning in February 2012, and is included in equity in net loss from equity investments in our consolidated statements of operations for the three months ended February 28, 2011 and February 29, 2012, respectively.

Staten Island Property

Our wholly owned indirect subsidiary, 380 Development, LLC (“380 Development”), owns a total of 676 acres located in the New York City borough of Staten Island. We are pursuing discussions with interested buyers for 380 Development.

On March 30, 2011, the New York State Department of Environmental Conservation (“DEC”) published for public comment a series of documents, including an Engineering Work Plan, which will allow the property to be filled. The DEC received comments and subsequently finalized the Engineering Work Plan, as well as a Modified Order on Consent and other related documents. Execution of these documents will allow the property to be filled and any remaining environmental remediation to be completed, both of which are necessary precursors for commercial development of the property. Currently we do not anticipate that the filling activities will commence until after we have sold our interest in 380 Development.

Motorsports Authentics

We are a partner with Speedway Motorsports, Inc. in a 50/50 joint venture, SMISC, LLC, which, through its wholly owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics (“MA”). MA designs, promotes, markets and distributes motorsports licensed merchandise. Our investment in MA was previously reduced to zero and we did not recognize any net income or loss from operations of MA during the three months ended February 28, 2011 or February 29, 2012.

We have a guaranty exposure to one NASCAR team licensor which will be satisfied upon MA making certain payments to the team through January 2013. As of February 29, 2012, our guaranty exposure was approximately $1.2 million. While it is possible that some obligation under this guarantee may occur in the future, the amount we will ultimately pay cannot be estimated at this time. In any event, we do not believe that the ultimate financial outcome will have a material impact on our financial position or results of operations.

Stock Purchase Plan

An important component of our capital allocation strategy is returning capital to shareholders. We have solid operating margins that generate substantial operating cash flow. Using these internally generated proceeds, we have returned a significant amount of capital to shareholders primarily through our share repurchase program.

We have a share repurchase program (“Stock Purchase Plan”) under which we are authorized to purchase up to $330.0 million of our outstanding Class A common shares. The timing and amount of any shares repurchased under the Stock Purchase Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plan may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates.

Since inception of the Plan through February 29, 2012, we have purchased 7,063,962 shares of our Class A common shares, for a total of approximately $268.3 million. Included in these totals are the purchases of 405,538 shares of our Class A common shares during the period ended February 29, 2012, at an average cost of approximately $25.40 per share (including commissions), for a total of approximately $10.3 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At February 29, 2012, we have approximately $61.7 million remaining repurchase authority under the current Stock Purchase Plans.

Income Taxes

The de-recognition of potential tax and interest associated with the resolution of certain state items accrued are the principal causes of the decreased effective income tax rate for the three months ended February 29, 2012. As a result of these items, our effective income tax rate decreased from the statutory income rate to approximately 36.1 percent for the three months ended February 29, 2012.

Future Trends in Operating Results

Economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates, impact our ability to sell tickets to our events and to secure revenues from corporate marketing partnerships. We believe that unprecedented adverse economic trends, particularly the decline in consumer confidence, affected the frequency with which our guests choose to visit our major motorsports facilities. This significantly contributed to the decreased level of attendance for certain of our motorsports entertainment events since the start of the recession in 2008. Absent a sustained improvement in consumer confidence that includes an increase in discretionary spending, we expect certain of these adverse trends to persist through fiscal 2012, which can have an impact on our business, especially attendance-related and corporate partner revenues. Mitigating the potential decline in certain revenue categories, are cost containment initiatives that have already been implemented. While these initiatives have had, and are expected to continue to have, a positive impact on our financial position, we do not have significant additional incremental costs that can be reduced without materially altering the way we operate.

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

Corporate Partnerships

We believe that our presence in key metropolitan statistical areas, year-round event schedule, impressive portfolio of major motorsports events and attractive fan demographics are beneficial as we continue to pursue renewal and expansion of existing corporate marketing partnerships and establish new corporate relationships.

Our corporate sales team continues to generate strong levels of interest from corporate prospects. Economic trends experienced since 2008 have influenced corporate budgets, sales and contract duration. Beginning in 2011, we have seen pricing stabilization for many of our inventory of assets. For fiscal 2011, we sold all of our 2011 NASCAR Sprint Cup and Nationwide series event entitlements. For 2012-to-date, we have seen a mix of both decreasing and increasing pricing.

Entering into the 2012 season, we have more available inventory than in previous years due to the shorter duration of contracted terms. We continue to secure long-term deals and have recently announced that Budweiser will take on an enhanced role in NASCAR’s season opening festivities at Daytona International Speedway. Beginning with the 2013 season, Budweiser will become the official title sponsor of Budweiser Speedweeks — the ten-day stretch of stock-car races from the Shootout to the Daytona 500. Also Darlington Raceway announced that Bojangles’ will serve as the entitlement sponsorship of the Bojangles Southern 500. We are optimistic that we will secure all of our 2012 NASCAR Sprint Cup and Nationwide series event entitlements. In another positive development to our benefit, NASCAR and Sprint signed a multi-year agreement, extending Sprint’s role as title sponsor of NASCAR through the 2016 season. Sprint is the largest sponsor in the sport and this extension is a big win for the industry.

We are seeing solid demand in media sales for our events, resulting in the addition of several first-time advertisers on Motor Racing Network. We attribute this demand to corporate marketing partners seeing improving consumer confidence. Typically, measured media will increase first followed by other forms of marketing partnerships. This affirms our expectation that revenues from our corporate marketing relationships will grow over the long term, contributing to strong earnings and cash flow stability and predictability.

Television Broadcast and Ancillary Media Rights

Domestic broadcast and ancillary media rights fees revenues are an important component of our revenue and earnings stream. Starting in 2007, NASCAR entered into new combined eight-year agreements with FOX, ABC/ESPN, TNT and SPEED for the domestic broadcast and related rights for its three national touring series — Sprint Cup, Nationwide and Camping World Truck. The agreements total approximately $4.5 billion over the eight-year period from 2007 through 2014. This results in an approximate $560.0 million gross average annual rights fee for the industry, a more than 40.0 percent increase over the previous contract average of $400.0 million annually. The industry rights fees were approximately $530.0 million, $545.0 million and $565.0 million for fiscal 2009, 2010 and 2011, respectively, and will be approximately $585.0 million for 2012; $605.0 million for 2013; and, $630.0 million for 2014.

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

This year, the 54th running of the DAYTONA 500 was rescheduled due to weather and for the first time in its storied history the event was hosted during FOX’s primetime. The event was the most-watched NASCAR broadcast ever for FOX with a domestic viewing audience of 36.5 million seeing a portion of the race. Season-to-date, the NASCAR Sprint Cup series has been among the top two sports of the weekend on television with the exception of Auto Club Speedway of Southern California’s rain-shortened event.

In addition, the NASCAR Nationwide Series is the second-highest rated motorsports series on television and the NASCAR Camping World Truck Series is the third-highest rated motorsports series on cable television. These solid ratings and results as well as other factors such as the strong demand for live broadcasting, we believe, puts NASCAR in a strong negotiating position for the next broadcast media rights agreements.

Domestic broadcast media rights fees provide significant cash flow visibility to us, race teams and NASCAR over the contract term. Television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events conducted at our wholly owned facilities under these agreements, and recorded as part of motorsports related revenue, were approximately $64.9 million and $53.7 million for three months ended February 28, 2011 and February 29, 2012, respectively. Operating income generated by these media rights were approximately $47.6 million and $39.0 million for the three months ended February 28, 2011 and February 29, 2012, respectively.

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

SiriusXM Radio has been the most significant contributor to the industry’s ancillary rights revenue. In 2007, Sirius Satellite Radio, the predecessor to SiriusXM Radio, entered into a five year agreement to be NASCAR’s exclusive satellite radio partner. Since entering into the contract, Sirius Satellite Radio and XM Satellite Radio merged to form Sirius XM Radio. Prior to this merger, both were actively competing against each other for the distribution rights for original programming thereby increasing the pricing of these rights. With the merger completed in 2008 and only one satellite provider bidding, distribution rights agreements entered into currently have generally been lower. This is the case with the agreement NASCAR entered into for SiriusXM Radio to continue as the exclusive satellite rights provider for NASCAR.

For 2011, the industry received approximately $17.0 million in these ancillary rights fees of which we received approximately $7.0 million. We expect to receive an immaterial amount of ancillary revenue in 2012, due primarily to the following factors:

•	The aforementioned lower future rights fees received from Sirius XM Radio; and

•

In order to achieve optimal exploitation of online content, NASCAR and Turner Sports restructured and extended their long-standing digital partnership. The new agreement takes the relationship through 2016. Under the new partnership, NASCAR will assume operational control in 2013 of all of its interactive, digital and social media rights including technical operations and infrastructure of all NASCAR digital platforms. Turner will continue to represent sponsorships and advertising for all NASCAR digital platforms.

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

Growth Strategies

Our growth strategies also include exploring ways to grow our businesses through acquisitions and external developments that offer attractive financial returns. This has been demonstrated through our joint venture to develop and operate a Hollywood-themed and branded entertainment destination facility overlooking turn two of Kansas Speedway (see “Hollywood Casino at Kansas Speedway”).

We expect that the Hollywood Casino at Kansas Speedway will provide positive cash flow to us in our fiscal 2012 second quarter and expect for the full 2012 fiscal year to result in slightly positive equity income in our consolidated statement of operations. While this is the first venture in our market-based real estate strategy to monetize our real estate through ancillary development, we are confident that this project will create significant value for our shareholders. We are interested in replicating further ancillary development at certain of our other motorsports facilities.

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

Seasonality and Quarterly Results

We derive most of our income from a limited number of NASCAR-sanctioned races. As a result, our business has been, and is expected to remain, highly seasonal based on the timing of major racing events. Future schedule changes as determined by NASCAR or other sanctioning bodies, as well as the acquisition of additional, or divestiture of existing, motorsports entertainment facilities could impact the timing of our major events in comparison to prior or future periods. Because of the seasonal concentration of racing events, the results of operations for the three month periods ended February 28, 2011 and February 29, 2012 are not indicative of the results to be expected for the year.

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

The adjustments for 2011 relate to impairments of certain other long-lived assets and the Hollywood Casino at Kansas Speedway — equity in net loss from equity investment.

The adjustments for 2012 relate to carrying costs related to our Staten Island property, impairments of certain other long-lived assets and net gain on sale of certain assets.

	Three Months Ended
	February 28, 2011	February 29, 2012
	(Unaudited)
	(in thousands, except per share data)

Net income	$21,435	$17,139
Adjustments, net of tax:
Carrying costs related to Staten Island	—	417
Impairment of long-lived assets	1,743	30
Casino pre-opening expenses	137	—
Net gain on sale of certain assets	—	(511)

Non-GAAP net income	$23,315	$17,075

Per share data:
Diluted earnings per share	$0.45	$0.37
Adjustments, net of tax:
Carrying costs related to Staten Island	—	0.01
Impairment of long-lived assets	0.04	0.00
Casino pre-opening expenses	0.00	—
Net gain on sale of certain assets	—	(0.01)

Non-GAAP diluted earnings per share	$0.49	$0.37

Comparison of the Results for the Three Months Ended February 29, 2012 to the Results for the Three Months Ended February 28, 2011.

The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended
	February 28, 2011	February 29, 2012
	(Unaudited)
Revenues:
Admissions, net	24.3%	25.5%
Motorsports related	65.9	63.4
Food, beverage and merchandise	8.1	8.7
Other	1.7	2.4

Total revenues	100.0	100.0
Expenses:
Direct:
Prize and point fund monies and NASCAR sanction fees	21.5	19.8
Motorsports related	16.4	17.3
Food, beverage and merchandise	5.9	6.1
General and administrative	14.9	18.2
Depreciation and amortization	12.9	15.3
Impairment on long-lived assets	1.9	0.0

Total expenses	73.5	76.7

Operating income	26.5	23.3
Interest income	0.0	0.0
Interest expense	(2.6)	(2.7)
Equity in net loss from equity investments	(0.2)	(0.2)
Other income	0.0	0.7

Income from continuing operations before income taxes	23.7	21.1
Income taxes	9.3	7.6

Net income	14.4%	13.5%

Comparability of results for the three months ended February 29, 2012 to the three months ended February 28, 2011 was impacted by the following:

•

The spring NASCAR Sprint Cup and Nationwide series events at Phoenix International Raceway (“Phoenix”) were held in the first quarter of fiscal 2011. The corresponding events were held in the second quarter of fiscal 2012. In addition, Phoenix held a NASCAR Camping World Truck Series event in the first quarter of fiscal 2011. The corresponding event will be held in the fourth quarter of fiscal 2012; and

•	The previously discussed expectation of lower ancillary revenues in 2012.

•

During the first quarter of fiscal 2012, the Company recognized a $0.3 million charge for equity in net loss from equity investments related to certain start up costs through the opening and net of results of operations beginning in February 2012, associated with its Hollywood Casino at Kansas Speedway.

•

In the first quarter of fiscal 2012, the Company recognized nominal non-cash impairments of long-lived assets primarily attributable to the removal of certain assets. During the three months ended February 28, 2011, the Company recognized non-cash impairments of long-lived assets totaling approximately $2.9 million, or $0.04 per diluted share.

•	During the first quarter of fiscal 2012, the Company recorded approximately $0.8 million, or $0.01 per diluted share, net gain on the sale of certain assets.

•

During the first quarter of fiscal 2012, the Company expensed approximately $0.7 million, or $0.01 per diluted share, of certain ongoing carrying costs related to its Staten Island property. Similar costs had previously been capitalized.

Admissions revenue decreased approximately $3.6 million, or 9.9 percent, during the three months ended February 29, 2012, as compared to the same period of the prior year. The decrease for the three month period is largely attributable to the previously mentioned timing of the spring events at Phoenix. Also contributing to the change was a decrease in the weighted average ticket price for Speedweeks at Daytona International Speedway (“Daytona”), partially offset by increased attendance for certain events.

Motorsports related revenue decreased approximately $17.2 million, or 17.6 percent, during the three months ended February 29, 2012, as compared to the same period of the prior year. The decrease for the three month period is largely attributable to the previously mentioned timing of the spring events at Phoenix, as well as reduced ancillary rights. To a lesser extent, sponsorship, suite and hospitality revenue for certain events held during Speedweeks at Daytona also contributed to the decrease. Partially offsetting the decreases was an increase in television broadcast revenue for events held during Speedweeks at Daytona.

Food, beverage and merchandise revenue decreased approximately $1.0 million, or 8.4 percent, during the three months ended February 29, 2012, as compared to the same period of the prior year. The decrease is attributable to the previously mentioned timing of the spring events at Phoenix. Partially offsetting the decrease were higher catering, merchandise and concession revenues during events held during Speedweeks at Daytona.

Prize and point fund monies and NASCAR sanction fees decreased approximately $6.7 million, or 20.9 percent, during the three months ended February 29, 2012, as compared to the same period of the prior year. The decrease for the three month period is substantially attributable to the previously mentioned timing of the spring events at Phoenix. Partially offsetting this decrease were increases in television broadcast rights fees for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events held during Speedweeks at Daytona as standard NASCAR sanctioning agreements require a specific percentage of television broadcast rights fees to be paid to competitors.

Motorsports related expenses decreased approximately $2.5 million, or 10.2 percent, during the three months ended February 29, 2012, as compared to the same period of the prior year. The decrease for the three month period is attributable to the previously mentioned timing of the spring events at Phoenix. Slightly offsetting this decrease were increased expenses related to the certain non-event operations and events conducted during Speedweeks at Daytona. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue increased to 19.4 percent for the three months ended February 29, 2012, as compared to 18.3 percent for the same period in the prior year. The margin decrease is primarily due to the previously discussed timing of events held at Phoenix.

Food, beverage and merchandise expense decreased approximately $1.0 million, or 11.7 percent, during the three months ended February 29, 2012, as compared to the same period of the prior year. The decrease for the three month period is attributable to the previously mentioned event timing of the spring events at Phoenix. Slightly offsetting the decrease were increases in concessions and catering expense at certain events held during Speedweeks at Daytona. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue decreased to approximately 70.1 percent for the three months ended February 29, 2012, as compared to 72.7 percent for the same period in the prior year. This increased margin is attributable to the aforementioned increase in catering, merchandise and concession revenues, combined with cost containment of certain non-variable costs, for events held during Speedweeks at Daytona.

General and administrative expenses increased approximately $1.1 million, or 4.8 percent, during the three months ended February 29, 2012, as compared to the same period of the prior year. The increase for the three month period is primarily attributable to certain carrying costs of our Staten Island property as well as higher legal expenses. General and administrative expenses as a percentage of total revenues increased to approximately 18.2 percent for the three months ended February 29, 2012, as compared to 14.9 percent for the same period in the prior year. The decreased margin during the three month period is primarily due to the previously discussed decrease in revenues due to the timing of events held at Phoenix as well as the previously mentioned carrying costs related to our Staten Island property.

Depreciation and amortization expense increased approximately $0.3 million, or 1.6 percent, during the three months ended February 29, 2012, as compared to the same period of the prior year. The increase was attributable to capital expenditures for our ongoing facility enhancements and related initiatives.

Impairment of long-lived assets of approximately $2.8 million is primarily attributable to the removal of certain assets not fully depreciated in connection with the repaving of the track and grandstand enhancements at Phoenix and the grandstand enhancements at Kansas Speedway (“Kansas”) conducted in the three month period ended February 28, 2011.

Interest income during the three months ended February 29, 2012 was comparable to the same period of the prior year.

Interest expense decreased approximately $0.4 million, or 10.5 percent, during the three months ended February 29, 2012, as compared to the same period of the prior year. The decrease is primarily due to increased capitalized interest during the current period. Partially offsetting this decrease was interest on the private placement issued in January 2011 (see “Future Liquidity”).

Equity in net loss from equity investments represents our 50.0 percent equity investment in Hollywood Casino at Kansas Speedway during the three months ended February 29, 2012 and February 28, 2011, respectively (see “Equity and Other Investments”).

Our effective income tax rate was approximately 36.1 percent for the three months ended February 29, 2012, as compared to 39.3 percent for the same respective period of the prior year (see “Income Taxes”).

As a result of the foregoing, net income decreased approximately $4.3 million, or $0.08 per diluted share, to approximately $17.1 million, or $0.37 per diluted share, during the three months ended February 29, 2012, as compared to the same period of the prior year.

Liquidity and Capital Resources

General

We have historically generated sufficient cash flow from operations to fund our working capital needs, capital expenditures at existing facilities, and return of capital through payments of an annual cash dividend and repurchase of our shares under our Stock Purchase Plan. In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance of long-term debt, borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects. At February 29, 2012, we had cash and cash equivalents totaling approximately $98.7 million, $152.0 million principal amount of senior notes outstanding, $80.0 million in borrowings on our $300.0 million revolving credit facility (“2010 Credit Facility”), a debt service funding commitment of approximately $62.2 million principal amount related to the taxable special obligation revenue (“TIF”) bonds issued by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”), $50.6 million principal term loan related to our headquarters office building (the International Motorsports Center, or “IMC”); and $1.2 million principal amount of other third party debt. At February 29, 2012, we had working capital of $75.2 million, primarily supported by $98.7 million of cash and cash equivalents. At November 30, 2011, we had working capital of $75.8 million, primarily supported by $110.1 million of cash and cash equivalents.

Our liquidity is primarily generated from our ongoing motorsports operations, and we expect our strong operating cash flow to continue in the future. In addition, as of February 29, 2012, we have approximately $216.0 million available to draw upon under our 2010 Credit Facility, if needed. In March 2012, we borrowed an additional $100.0 million on our 2010 Credit Facility in connection with the redemption of our 5.4 percent Senior Notes. See “Future Liquidity” for additional disclosures relating to our credit facility and certain risks that may affect our near term operating results and liquidity.

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

During the three months ended February 29, 2012, our significant cash flows items include the following:

•	net cash provided by operating activities totaling approximately $31.2 million;

•	capital expenditures totaling approximately $12.8 million;

•	net proceeds of approximately $30.0 million related to our credit facility;

•	contributions to the Hollywood Casino at Kansas Speedway joint venture, totaling approximately $50.6 million; and

•	reacquisition of previously issued common stock totaling approximately $10.3 million.

Capital Expenditures

For the three months ended February 29, 2012, we spent approximately $12.8 million on capital expenditures for projects at our existing facilities related to grandstand seating enhancements at Talladega Superspeedway (“Talladega”); designing and engineering of grandstand seating enhancements at Daytona; paving at Phoenix; and a variety of other improvements and renovations. We spent approximately $11.7 million for the three months ended February 28, 2011, which included $9.6 million for projects at our existing facilities. The remaining balance was associated with additional capitalized spending for the Staten Island property.

At February 29, 2012, we have approximately $47.2 million in capital projects currently approved for our existing facilities. These projects include the reconfiguration and road course construction at Kansas; grandstand seating enhancements at Talladega and Watkins Glen International; parking improvements at Daytona; trackside RV development at Michigan International Speedway; improvements at various facilities for expansion of parking, camping capacity and other uses; and a variety of other improvements and renovations to our facilities that enable us to effectively compete with other sports venues for consumer and corporate spending.

As a result of these currently approved projects and anticipated additional approvals in fiscal 2012, we expect our total fiscal 2012 capital expenditures at our existing facilities will be approximately $80.0 million to $90.0 million depending on the timing of certain projects.

We review the capital expenditure program periodically and modify it as required to meet current business needs.

Future Liquidity

General

As discussed in “Future Trends in Operating Results,” economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, credit availability, interest rates and taxation rates, may impact our ability to sell tickets to our events and to secure revenues from corporate marketing partnerships. We believe that adverse economic trends, particularly the sustained level of high unemployment and decreased consumer confidence, significantly contributed to the level of attendance for certain of our motorsports entertainment events during the recession beginning in 2008. Absent a sustained improvement in consumer confidence that includes an increase discretionary spending, we expect certain of these adverse trends to persist through fiscal 2012, which we expect to have an impact on our business, especially attendance-related and corporate partner revenues. This may negatively impact year-over-year comparability for our revenue categories for the full year, with the exception of domestic broadcast media rights fees.

Our cash flow from operations consists primarily of ticket, hospitality, merchandise, catering and concession sales and contracted revenues arising from television broadcast rights and marketing partnerships. Despite current economic conditions, we believe that cash flows from operations, along with existing cash, cash equivalents and available borrowings under our credit facility, will be sufficient to fund:

•	operations and approved capital projects at existing facilities for the foreseeable future;

•	payments required in connection with the funding of the Unified Government’s debt service requirements related to the TIF bonds;

•	payments related to our existing debt service commitments;

•	equity contributions in connection with the Hollywood Casino at Kansas Speedway development;

•	any potential payments associated with our keepwell agreements; and

•	our annual dividend and share repurchases under our Stock Purchase Plan.

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

Long-Term Obligations and Commitments

At February 29, 2012 we had registered senior notes (the “5.4 percent Senior Notes”) totaling approximately $87.0 million, net of unamortized discounts, which bore interest at 5.4 percent and were due April 2014. In March 2012, we utilized additional borrowings under our 2010 Credit Facility to redeem and retire all outstanding $87.0 million principal amount of the 5.4 percent Senior Notes, including the payment of a redemption premium in the amount of approximately $9.0 million and accrued interest up to, but excluding, the redemption date. The redemption premium represents the make-whole amount calculated in accordance with the related indenture under which the 5.4 percent Senior Notes were issued.

The net redemption premium, associated unamortized net deferred financing costs, and unamortized original issuance discount, at the redemption date, totaling approximately $9.1 million, will be recorded as a loss on early redemption of debt in the consolidated statement of operations in the second quarter of fiscal 2012.

In June 2008, we entered into an interest rate swap agreement to effectively lock in a substantial portion of the interest rate exposure on approximately $150.0 million notional amount in anticipation of refinancing the $150.0 million of senior notes that matured in April 2009. This interest rate swap was designated and qualified as a cash flow hedge under ASC 815, “Accounting for Derivatives and Hedging.” As a result of the uncertainty with the U.S. credit markets, in February 2009, we amended and re-designated our interest rate swap agreement as a cash flow hedge with an expiration in February 2011. During fiscal 2010, based on our current financial position and reduction in the anticipated debt issuance from $150.0 million to $65.0 million, we discontinued this cash flow hedge and settled the related liability. At February 29, 2012, we had approximately $5.8 million, net of tax, deferred in accumulated other comprehensive loss associated with this interest rate swap which is being amortized as interest expense over the life of the private placement senior notes completed in January 2011 (see below). We expect to recognize approximately $0.7 million of this balance, net of tax, during the next 12 months in the consolidated statement of operations.

In January 2011, we completed an offering of approximately $65.0 million principal amount of senior unsecured notes in a private placement (“4.6 percent Senior Notes”). These notes, which bear interest at 4.6 percent and are due January 2021, require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.6 percent Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Certain of our wholly owned domestic subsidiaries are guarantors of the 4.6 percent Senior Notes. The 4.6 percent Senior Notes also contain various restrictive covenants. The deferred financing fees, along with the aforementioned deferred interest rate swap balance included in accumulated other comprehensive loss, are treated as additional interest expense and are being amortized over the life of the 4.6 percent Senior Notes, on a straight-line method, which approximates the effective yield method. At February 29, 2012, outstanding principal on the 4.6 percent Senior Notes was approximately $65.0 million.

Our wholly owned subsidiary, Raceway Associates, LLC, which owns and operates Chicagoland Speedway and Route 66 Raceway, has debt outstanding in the form of revenue bonds payable (“4.8 percent Revenue Bonds”), consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.8 percent Revenue Bonds have an interest rate of 4.8 percent and a monthly payment of $29,000 principal and interest. At February 29, 2012, outstanding principal on the 4.8 percent Revenue Bonds was approximately $1.2 million.

The term loan (“6.3 percent Term Loan”), related to the construction of our International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.3 percent, and a current monthly payment of approximately $292,000. At February 29, 2012, the outstanding principal on the 6.3 percent Term Loan was approximately $50.6 million.

In January 1999, the Unified Government, issued approximately $71.3 million in TIF bonds in connection with the financing of construction of Kansas Speedway. At February 29, 2012, outstanding TIF bonds totaled approximately $62.2 million, net of the unamortized discount, which is comprised of a $13.2 million principal amount, 6.2 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by our wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.

The 2010 Credit Facility contains a feature that allows us to increase the credit facility from $300.0 million to a total of $500.0 million, subject to certain conditions. The 2010 Credit Facility is scheduled to mature in November 2015, and accrues interest at LIBOR plus 150.0 — 225.0 basis points, depending on the better of our debt rating as determined by specified rating agencies or our leverage ratio. The 2010 Credit Facility contains various restrictive covenants. At February 29, 2012, we had approximately $80.0 million outstanding under the 2010 Credit Facility.

In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway’s boundaries and are not our obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At February 29, 2012, the Unified Government had approximately $1.9 million in 2002 STAR Bonds outstanding. Under a keepwell agreement, we have agreed to provide financial assistance to KSC, if necessary, to support its guarantee of the 2002 STAR Bonds.

Speedway Developments

In light of NASCAR’s publicly announced position regarding additional potential realignment of the NASCAR Sprint Cup Series schedule, we believe there are still potential development opportunities for public/private partnerships in new, underserved markets across the country.

Hollywood Casino at Kansas Speedway

In February 2012, Kansas Entertainment, LLC, (“Kansas Entertainment”) a 50/50 joint venture of Penn Hollywood Kansas, Inc. (“Penn”), a subsidiary of Penn National Gaming, Inc. and Kansas Speedway Development Corporation (“KSDC”), a wholly owned indirect subsidiary of ISC, opened the Hollywood-themed and branded destination entertainment facility, overlooking turn two of Kansas Speedway.

The Hollywood Casino at Kansas Speedway features a 95,000 square foot casino with 2,000 slot machines and 52 table games (including 12 poker tables), a 1,253 space parking structure as well as a sports-themed bar, dining and entertainment options. Kansas Entertainment is funding the development with equity contributions from each partner. KSDC and Penn shared equally in the cost of developing and constructing the facility. We currently estimate that our share of capitalized development costs for the project, excluding our contribution of land, will be approximately $145.0 million. Through February 29, 2012, we have funded approximately $134.3 million of these capitalized development costs. In addition, we funded certain working capital needs of the project prior to opening. Start up and related costs through opening were expensed through equity in net loss from equity investments. Cash flow from the casino’s operations will be used, along with equal contributions from each partner as necessary, to fund the remaining capital requirements. Penn is the managing member of Kansas Entertainment and is responsible for the development and operation of the casino.

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

During the three months ended February 29, 2012, there have been no material changes in our market risk exposures.

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

We have various debt instruments that are issued at fixed rates. These financial instruments, which have a fixed rate of interest, are exposed to fluctuations in fair value resulting from changes in market interest rates. The fair values of long-term debt are based on quoted market prices at the date of measurement. Our credit facilities approximate fair value as they bear interest rates that approximate market. At February 29, 2012, we had approximately $80.0 million of variable debt outstanding; therefore, a hypothetical increase in interest rates by 1.0 percent would result in an increase in our annual interest expense of approximately $0.8 million.

At February, 29, 2012, the fair value of our total long-term debt as determined by quotes from financial institutions was approximately $270.6 million. The potential decrease in fair value resulting from a hypothetical 10.0 percent shift in interest rates would be approximately $4.1 million at February 29, 2012.

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

Subsequent to February 29, 2012, and prior to the filing of this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at February 29, 2012, and during the period prior to the filing of this report.

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

This report and the documents incorporated by reference may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify a forward-looking statement by our use of the words “anticipate,” “estimate,” “expect,” “may,” “believe,” “objective,” “projection,” “forecast,” “goal,” and similar expressions. These forward-looking statements include our statements regarding the timing of future events, our anticipated future operations and our anticipated future financial position and cash requirements. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. We previously disclosed in response to Item 1A to Part I of our report on Form 10-K for the fiscal year ended November 30, 2011 the important factors that could cause our actual results to differ from our expectations. There have been no material changes to those risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in thousands)
December 1, 2011 — December 31, 2011
Repurchase program	198,528	$24.75	198,528	$67,126
January 1, 2012 — January 31, 2012
Repurchase program	140,381	$25.75	140,381	$63,511
February 1, 2012 — February 28, 2012
Repurchase program	66,629	$26.58	66,629	$61,740

	405,538		405,538

We have a share repurchase program (“Stock Purchase Plan”) under which we are authorized to purchase up to $330.0 million of our outstanding Class A common shares. The timing and amount of any shares repurchased under the Stock Purchase Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plan may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates.

Since inception of the Plan through February 29, 2012, we have purchased 7,063,962 shares of our Class A common shares, for a total of approximately $268.3 million. Included in these totals are the purchases of 405,538 shares of our Class A common shares during the period ended February 29, 2012, at an average cost of approximately $25.40 per share (including commissions), for a total of approximately $10.3 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At February 29, 2012, we have approximately $61.7 million remaining repurchase authority under the current Stock Purchase Plans.

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

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)

Date: April 3, 2012	/s/ Daniel W. Houser
Daniel W. Houser, Senior Vice President,
Chief Financial Officer, Treasurer