Form 10-Q
period 2012-05-31
INTERNATIONAL SPEEDWAY CORP
filed 2012-07-05
CIK 51548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class A Common Stock	26,334,715 shares	as of May 31, 2012
Class B Common Stock	20,081,986 shares	as of May 31, 2012

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERNATIONAL SPEEDWAY CORPORATION

Consolidated Balance Sheets

	November 30, 2011	May 31, 2012
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$110,078	$104,068
Receivables, less allowance of $1,000 in 2011 and 2012, respectively	36,098	48,188
Inventories	2,481	4,274
Income taxes receivable	5,914	5,471
Deferred income taxes	3,949	2,345
Prepaid expenses and other current assets	6,875	14,592

Total Current Assets	165,395	178,938
Property and Equipment, net of accumulated depreciation of $647,905 and $669,351, respectively	1,371,776	1,356,557
Other Assets:
Equity investments	100,137	152,787
Intangible assets, net	178,701	178,667
Goodwill	118,791	118,791
Other	9,839	7,245

	407,468	457,490

Total Assets	$1,944,639	$1,992,985

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$2,264	$2,284
Accounts payable	17,917	17,894
Deferred income	46,209	86,206
Income taxes payable	1,212	4,610
Current tax liabilities	4,178	817
Other current liabilities	17,856	23,156

Total Current Liabilities	89,636	134,967

Long-Term Debt	313,888	296,563
Deferred Income Taxes	315,659	322,063
Long-Term Tax Liabilities	1,784	2,033
Long-Term Deferred Income	10,087	11,464
Other Long-Term Liabilities	1,119	1,500
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 26,352,759 and 26,039,209 issued and outstanding in 2011 and 2012, respectively	264	261
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 20,145,871 and 20,081,986 issued and outstanding in 2011 and 2012, respectively	200	199
Additional paid-in capital	445,005	442,075
Retained earnings	772,938	787,473
Accumulated other comprehensive loss	(5,941)	(5,613)

Total Shareholders’ Equity	1,212,466	1,224,395

Total Liabilities and Shareholders’ Equity	$1,944,639	$1,992,985

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION

Consolidated Statements of Operations

	Three Months Ended
	May 31, 2011	May 31, 2012
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$29,963	$37,344
Motorsports related	95,392	125,759
Food, beverage and merchandise	10,594	12,724
Other	2,812	3,768

	138,761	179,595
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	35,296	48,855
Motorsports related	27,660	34,759
Food, beverage and merchandise	8,735	10,130
General and administrative	23,968	27,862
Depreciation and amortization	19,034	19,167
Impairment of long-lived assets	—	5,653

	114,693	146,426

Operating income	24,068	33,169
Interest income	42	31
Interest expense	(3,839)	(2,904)
Loss on early redemption of debt	—	(9,144)
Equity in net (loss) income from equity investments	(747)	1,395
Other	—	77

Income from continuing operations before income taxes	19,524	22,624
Income taxes	7,651	8,884

Net income	$11,873	$13,740

Dividends per share	$0.18	$0.20

Earnings per share:
Basic and diluted	$0.25	$0.30

Basic weighted average shares outstanding	47,795,906	46,306,147

Diluted weighted average shares outstanding	47,807,210	46,316,419

Comprehensive income	$12,036	$13,885

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION

Consolidated Statements of Operations

	Six Months Ended
	May 31, 2011	May 31, 2012
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$66,043	$69,870
Motorsports related	193,384	206,505
Food, beverage and merchandise	22,648	23,769
Other	5,371	6,849

	287,446	306,993
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	67,219	74,107
Motorsports related	52,124	56,724
Food, beverage and merchandise	17,494	17,867
General and administrative	46,134	51,098
Depreciation and amortization	38,180	38,626
Impairment of long-lived assets	2,872	5,703

	224,023	244,125

Operating income	63,423	62,868
Interest income	68	58
Interest expense	(7,681)	(6,341)
Loss on early redemption of debt	—	(9,144)
Equity in net (loss) income from equity investments	(973)	1,094
Other	—	916

Income from continuing operations before income taxes	54,837	49,451
Income taxes	21,529	18,572

Net income	$33,308	$30,879

Dividends per share	$0.18	$0.20

Earnings per share:
Basic and diluted	$0.70	$0.67

Basic weighted average shares outstanding	47,913,025	46,348,345

Diluted weighted average shares outstanding	47,921,721	46,358,458

Comprehensive income	$33,580	$31,207

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION

Consolidated Statement of Shareholders’ Equity

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(Unaudited)
	(In Thousands)
Balance at November 30, 2011	$264	$200	$445,005	$772,938	$(5,941)	$1,212,466
Activity 12/1/11 — 5/31/12:
Net income	—	—	—	30,879	—	30,879
Comprehensive income	—	—	—	—	328	328
Cash dividend declared ($0.20 per share)	—	—	—	(9,283)	—	(9,283)
Reacquisition of previously issued common stock	(4)	—	(3,491)	(7,061)	—	(10,556)
Conversion of Class B Common Stock to Class A Common Stock	1	(1)	—	—	—	—
Income tax benefit related to stock-based compensation	—	—	(248)	—	—	(248)
Stock-based compensation	—	—	809	—	—	809

Balance at May 31, 2012	$261	$199	$442,075	$787,473	$(5,613)	$1,224,395

See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION

Consolidated Statements of Cash Flows

	Six Months Ended
	May 31, 2011	May 31, 2012
	(Unaudited)
	(In Thousands)
OPERATING ACTIVITIES
Net income	$33,308	$30,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,180	38,626
Stock-based compensation	630	809
Amortization of financing costs	673	889
Deferred income taxes	15,761	6,711
Loss (income) from equity investments	973	(1,094)
Impairment of long-lived assets, non-cash	2,872	5,703
Other, net	(37)	(898)
Changes in operating assets and liabilities:
Receivables, net	(9,004)	(12,090)
Inventories, prepaid expenses and other assets	(18,901)	(7,447)
Accounts payable and other liabilities	(6,221)	(7,098)
Deferred income	61,964	41,374
Income taxes	4,721	1,778

Net cash provided by operating activities	124,919	98,142

INVESTING ACTIVITIES
Capital expenditures	(25,301)	(26,092)
Equity investments and advances to affiliate	(22,175)	(51,556)
Other, net	(1)	1,408

Net cash used in investing activities	(47,477)	(76,240)

FINANCING ACTIVITIES
Payment under credit facility	(82,000)	(60,000)
Proceeds from credit facility	—	130,000
Payment of long-term debt	(889)	(87,356)
Proceeds from long-term debt	65,000	—
Deferred financing fees	(439)	—
Exercise of Class A common stock options	51	—
Reacquisition of previously issued common stock	(12,259)	(10,556)

Net cash used in financing activities	(30,536)	(27,912)

Net increase (decrease) in cash and cash equivalents	46,906	(6,010)
Cash and cash equivalents at beginning of period	84,166	110,078

Cash and cash equivalents at end of period	$131,072	$104,068

See accompanying notes.

International Speedway Corporation

Notes to Consolidated Financial Statements

May 31, 2012

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

Because of the seasonal concentration of racing events, the results of operations for the three and six months ended May 31, 2011 and 2012, respectively, are not indicative of the results to be expected for the year.

2. New Accounting Pronouncements

In June 2011, FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles and International Financial Reporting Standards, the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The Company adopted this provision in the first quarter of fiscal 2012.

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended May 31, 2011 and 2012 (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2011	2012	2011	2012
Basic and diluted:
Net income	$11,873	$13,740	$33,308	$30,879

Basic earnings per share denominator:
Weighted average shares outstanding	47,795,906	46,306,147	47,913,025	46,348,345

Basic earnings per share:
Net income	$0.25	$0.30	$0.70	$0.67

Diluted earnings per share denominator:
Weighted average shares outstanding	47,795,906	46,306,147	47,913,025	46,348,345
Common stock options	11,304	10,272	8,696	10,113

Diluted weighted average shares outstanding	47,807,210	46,316,419	47,921,721	46,358,458

Diluted earnings per share:
Net income	$0.25	$0.30	$0.70	$0.67

Anti-dilutive shares excluded in the computation of diluted earnings per share	256,254	232,488	262,676	238,192

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

The Hollywood Casino at Kansas Speedway features a 95,000 square foot casino with 2,000 slot machines and 52 table games (including 12 poker tables), a 1,253 space parking structure as well as a sports-themed bar, dining and entertainment options. Kansas Entertainment funded the development with equity contributions from each partner. KSDC and Penn shared equally in the cost of developing and constructing the facility. The Company currently estimates that its share of capitalized development costs for the project, excluding its contribution of land, will be approximately $145.0 million. Through May 31, 2012, the Company has funded approximately $134.3 million of these capitalized development costs. In addition, the Company funded certain working capital needs of the project prior to opening. Start up and related costs through opening were expensed through equity in net loss from equity investments. Cash flow from the casino’s operations is first being used to fund the remaining development costs and will subsequently start being distributed to Penn and KSDC in accordance with the partnership agreement. Penn is the managing member of Kansas Entertainment and is responsible for the development and operation of the casino.

The Company has accounted for Kansas Entertainment as an equity investment in its financial statements as of May 31, 2011 and 2012. The Company’s 50.0 percent portion of Kansas Entertainment’s net (loss) income is approximately ($0.7) million and $1.4 million for the three months ended May 31, 2011 and 2012, respectively, and approximately ($1.0) million and $1.1 million for the six months ended May 31, 2011 and 2012, respectively and is included in equity in net (loss) income from equity investments in its consolidated statements of operations.

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

Motorsports Authentics

The Company is a partner with Speedway Motorsports, Inc. in a 50/50 joint venture, SMISC, LLC, which, through its wholly owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics (“MA”). MA designs, promotes, markets and distributes motorsports licensed merchandise. The Company’s investment in MA was previously reduced to zero and it did not recognize any net income or loss from operations of MA during the three and six months ended May 31, 2011 or 2012, respectively.

The Company has a guaranty exposure to one NASCAR team licensor which will be satisfied upon MA making certain payments to the team through January 2013. As of May 31, 2012, its guaranty exposure was approximately $1.2 million. While it is possible that some obligation under this guarantee may occur in the future, the amount the Company will ultimately pay cannot be estimated at this time. In any event, the Company does not believe that the ultimate financial outcome will have a material impact on its financial position or results of operations.

5. Goodwill and Intangible Assets

The gross carrying value, accumulated amortization and net carrying value of the major classes of intangible assets relating to the Motorsports Event segment are as follows (in thousands):

	November 30, 2011
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$7	$3
Other	108	16	92

Total amortized intangible assets	118	23	95
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793

Total non-amortized intangible assets	178,606	—	178,606

Total intangible assets	$178,724	$23	$178,701

	May 31, 2012
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$7	$3
Other	92	34	58

Total amortized intangible assets	102	41	61
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793

Total non-amortized intangible assets	178,606	—	178,606

Total intangible assets	$178,708	$41	$178,667

The following table presents current and expected amortization expense of the existing intangible assets as of May 31, 2012 for each of the following periods (in thousands):

Amortization expense for the six months ended May 31, 2012	$34
Remaining estimated amortization expense for the year ending November 30:
2012	17
2013	21
2014	16
2015	6
2016	1

There were no changes in the carrying value of goodwill during the three and six months ended May 31, 2012.

6. Long-Term Debt

Long-term debt consists of the following (in thousands):

	November 30,	May 31,
	2011	2012
5.4 percent Senior Notes	$87,024	$—
4.6 percent Senior Notes	65,000	65,000
4.8 percent Revenue Bonds	1,262	1,118
6.3 percent Term Loan	50,667	50,495
TIF bond debt service funding commitment	62,199	62,234
Revolving Credit Facility	50,000	120,000

	316,152	298,847
Less: current portion	2,264	2,284

	$313,888	$296,563

At November 30, 2011 the Company had registered senior notes (the “5.4 percent Senior Notes”) totaling approximately $87.0 million, net of unamortized discounts, which bore interest at 5.4 percent and were due April 2014. In March 2012, the Company utilized additional borrowings under its revolving credit facility to redeem and retire all outstanding $87.0 million principal amount of the 5.4 percent Senior Notes, including the payment of a tender premium of approximately $9.0 million and accrued interest. The net tender premium associated with the unamortized net deferred financing costs and unamortized original issuance discount were recorded as loss on early redemption of debt totaling approximately $9.1 million.

In June 2008, the Company entered into an interest rate swap agreement to effectively lock in a substantial portion of the interest rate exposure on approximately $150.0 million notional amount in anticipation of refinancing the $150.0 million of senior notes that matured in April 2009. This interest rate swap was designated and qualified as a cash flow hedge under ASC 815, “Accounting for Derivatives and Hedging.” As a result of the uncertainty with the U.S. credit markets, in February 2009, the Company amended and re-designated its interest rate swap agreement as a cash flow hedge with expiration in February 2011. During fiscal 2010, based on its current financial position and reduction in the anticipated debt issuance from $150.0 million to $65.0 million, the Company discontinued this cash flow hedge and settled the related liability. At May 31, 2012, the Company has approximately $5.6 million, net of tax, deferred in accumulated other comprehensive loss associated with this interest rate swap which is being amortized as interest expense over the life of the private placement senior notes completed in January 2011 (see below). The Company expects to recognize approximately $0.7 million of this balance, net of tax, during the next 12 months in the consolidated statement of operations.

In January 2011, the Company completed an offering of approximately $65.0 million principal amount of senior unsecured notes in a private placement (“4.6 percent Senior Notes”). These notes, which bear interest at 4.6 percent and are due January 2021, require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.6 percent Senior Notes may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company’s wholly owned domestic subsidiaries are guarantors of the 4.6 percent Senior Notes. The 4.6 percent Senior Notes also contain various restrictive covenants. The deferred financing fees, along with the aforementioned deferred interest rate swap balance included in accumulated other comprehensive loss, are treated as additional interest expense and are being amortized over the life of the 4.6 percent Senior Notes, on a straight-line method, which approximates the effective yield method. At May 31, 2012, outstanding principal on the 4.6 percent Senior Notes was approximately $65.0 million.

The Company’s wholly owned subsidiary, Raceway Associates, LLC, which owns and operates Chicagoland Speedway and Route 66 Raceway, has debt outstanding in the form of revenue bonds payable (“4.8 percent Revenue Bonds”), consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.8 percent Revenue Bonds have an interest rate of 4.8 percent and a monthly payment of $29,000 principal and interest. At May 31, 2012, outstanding principal on the 4.8 percent Revenue Bonds was approximately $1.1 million.

The term loan (“6.3 percent Term Loan”), related to the construction of the Company’s International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.3 percent, and a current monthly payment of approximately $292,000. At May 31, 2012, the outstanding principal on the 6.3 percent Term Loan was approximately $50.5 million.

At May 31, 2012, outstanding taxable special obligation revenue (“TIF”) bonds, in connection with the financing of construction of Kansas Speedway, totaled approximately $62.2 million, net of the unamortized discount, which is comprised of a $13.2 million principal amount, 6.2 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified

Government”) with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.

In November 2010, the Company entered into a $300.0 million revolving credit facility (“2010 Credit Facility”). The 2010 Credit Facility contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions. The 2010 Credit Facility is scheduled to mature in November 2015, and accrues interest at LIBOR plus 150.0 — 225.0 basis points, depending on the better of its debt rating as determined by specified rating agencies or the Company’s leverage ratio. The 2010 Credit Facility contains various restrictive covenants. At May 31, 2012, the Company had approximately $120.0 million outstanding under the 2010 Credit Facility.

Total interest expense from continuing operations incurred by the Company was approximately $3.8 million and $2.9 million for the three months ended May 31, 2011 and 2012, respectively, and approximately $7.7 million and $6.3 million for the six months ended May 31, 2011 and 2012, respectively. Total interest capitalized for the three months ended May 31, 2011 and 2012 was approximately $0.9 million and $1.2 million, respectively, and approximately $1.5 million and $2.7 million for the six months ended May 31, 2011 and 2012, respectively.

Financing costs of approximately $4.9 million and $4.3 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2011 and May 31, 2012, respectively. These costs are being amortized on a straight-line method, which approximates the effective yield method, over the life of the related financing.

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

At May 31, 2012, the Company had money market funds totaling approximately $53.5 million which are included in cash and cash equivalents in its consolidated balance sheets. All inputs used to determine fair value are considered level 1 inputs.

Fair values of long-term debt are based on quoted market prices at the date of measurement. The Company’s credit facilities approximate fair value as they bear interest rates that approximate market. These inputs used to determine fair value are considered level 2 inputs. The fair value of the remaining long-term debt, as determined by quotes from financial institutions, was approximately $270.9 million compared to the carrying amount of approximately $266.2 million and approximately $178.7 million compared to the carrying amount of approximately $178.8 million at November 30, 2011 and May 31, 2012, respectively.

The Company had no level 3 inputs as of May 31, 2012.

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

Since inception of the Plan through May 31, 2012, the Company has purchased 7,063,962 shares of its Class A common shares, for a total of approximately $268.3 million. The Company did not purchase any shares of its Class A common shares during the three month period ended May 31, 2012. Transactions occur in open market purchases and pursuant to a trading plan under Rule 10b5-1. At May 31, 2012, the Company had approximately $61.7 million remaining repurchase authority under the current Stock Purchase Plan.

9. Long-Term Stock Incentive Plan

In May 2012, the Company awarded and issued a total of 171,802 restricted shares of the Company’s Class A common shares to certain officers, managers, and other employees, under the Company’s Long-Term Stock Incentive Plan (the “2006 Plan”). The shares of restricted stock awarded in May 2012, vest at the rate of 50.0 percent on the third anniversary of the award date and the remaining 50.0 percent on the fifth anniversary of the award date. The weighted average grant date fair value of these restricted share awards was $26.69 per share. In accordance with ASC 718, “Compensation — Stock Compensation” the Company is recognizing stock-based compensation on its restricted shares awarded on the accelerated method over the requisite service period.

10. Income Taxes

As of May 31, 2012, in accordance with ASC 740, “Income Taxes,” the Company has a total liability of approximately $2.9 million for uncertain tax positions, inclusive of tax, interest, and penalties. Of this amount, approximately $2.1 million represents income tax liability for uncertain tax positions related to various state income tax matters. If the accrued liability was de-recognized, approximately $1.3 million of taxes would impact the Company’s consolidated statement of operations as a reduction to its effective tax rate. Included in the balance sheet at May 31, 2012 are approximately $0.7 million of items of which, under existing tax laws, the ultimate deductibility is certain but for which the timing of the deduction is uncertain. Because of the impact of deferred income tax accounting, a deduction in a subsequent period would result in a deferred tax asset. Accordingly, upon de-recognition, the tax benefits associated with the reversal of these timing differences would have no impact, except for related interest and penalties, on the Company’s effective income tax rate.

The Company recognizes interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. As of May 31, 2012, the total amounts for accrued interest and penalties were approximately $0.6 million and approximately $0.2 million, respectively. If the accrued interest and penalties were de-recognized, approximately $0.4 million would impact the Company’s consolidated statement of operations as a reduction to its effective tax rate.

The Company continues to pursue settlements with the appropriate state tax authorities related to certain state tax issues, as well as in connection with our previously settled examination with the Internal Revenue Service, and on similar terms. The Company expects to pay up to $0.4 million in total to finalize all pending settlements with various states within the next 12 months. The Company believes that it has provided adequate reserves related to these various state matters including interest charges through May 31, 2012, and, as a result, does not expect that such an outcome would have a material adverse effect on results of operations.

The Company’s effective income tax rate for the three month period ended May 31, 2011 and 2012, and for the six month period ended May 31, 2011, approximated the statutory income tax rate. The de-recognition of potential tax and interest associated with the resolution of certain state items accrued are the principal causes of the decreased effective income tax rate for the six months ended May 31, 2012. As a result of these items, the Company’s effective income tax rate decreased from the statutory income rate to approximately 37.6 percent for the six months ended May 31, 2012.

11. Related Party Disclosures and Transactions

All of the racing events that take place during the Company’s fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association, the American Motorcyclist Association, the Automobile Racing Club of America, the American Sportbike Racing Association — Championship Cup Series, the Federation Internationale de L’Automobile, the Federation Internationale Motocycliste, Grand American Road Racing Association (“Grand American”), Historic Sportscar Racing, IZOD IndyCar Series, National Association for Stock Car Auto Racing (“NASCAR”), National Hot Rod Association, the Porsche Club of America, the Sports Car Club of America, the Sportscar Vintage Racing Association, the United States Auto Club and the World Karting Association. NASCAR, which sanctions many of the Company’s principal racing events, is a member of the France Family Group which controls approximately 71.7 percent of the combined voting power of the outstanding stock of the Company, as of November 30, 2011, and some members of which serve as directors and officers of the Company. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR from continuing operations for disbursement to competitors, which are exclusive of NASCAR sanction fees, totaled approximately $29.2 million and $40.4 million for the three months ended May 31, 2011 and 2012, respectively, and $56.9 million and $62.7 million for the six months ended May 31, 2011 and 2012, respectively.

Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire NASCAR Sprint Cup, Nationwide and Camping World Truck series schedules. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Sprint Cup, Nationwide and Camping World Truck series event as a component of its sanction fees. The promoter records 90.0 percent of the gross broadcast rights fees as revenue and then records 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors. Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event. The Company’s television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR Sprint Cup, Nationwide, and Camping World Truck series events conducted at its wholly owned facilities, and recorded as part of motorsports related revenue, were approximately $65.8 million and $89.6 million for the three months ended May 31, 2011 and 2012, respectively, and $130.7 million and $143.3 million for the six months ended May 31, 2011 and 2012, respectively.

12. Commitments and Contingencies

In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal and any required premium and interest on the 2002 STAR Bonds. At May 31, 2012, the Unified Government had approximately $1.9 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.

In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling approximately $4.0 million at May 31, 2012. At May 31, 2012, there were no amounts drawn on the standby letters of credit.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at prices comparable to unaffiliated customers. The following tables provide segment reporting of the Company for the three months ended May 31, 2011 and 2012 (in thousands):

	Three Months Ended May 31, 2011
	Motorsports	All
	Event	Other	Total
Revenues	$130,878	$8,445	$139,323
Depreciation and amortization	17,259	1,775	19,034
Operating income	24,000	68	24,068
Capital expenditures	13,528	74	13,602
Total assets	1,644,827	314,127	1,958,954
Equity investments	—	64,891	64,891

	Three Months Ended May, 2012
	Motorsports	All
	Event	Other	Total
Revenues	$171,323	$8,676	$179,999
Depreciation and amortization	17,653	1,514	19,167
Operating income	32,707	462	33,169
Capital expenditures	12,335	961	13,296
Total assets	1,610,430	382,555	1,992,985
Equity investments	—	152,787	152,787

	Six Months Ended May 31, 2011
	Motorsports	All
	Event	Other	Total
Revenues	$274,633	$13,903	$288,536
Depreciation and amortization	34,607	3,573	38,180
Operating income	64,750	(1,327)	63,423
Capital expenditures	22,407	2,894	25,301

	Six Months Ended May 31, 2012
	Motorsports	All
	Event	Other	Total
Revenues	$294,273	$13,481	$307,754
Depreciation and amortization	35,507	3,119	38,626
Operating income	64,090	(1,222)	62,868
Capital expenditures	24,371	1,721	26,092

Intersegment revenues were approximately $0.6 million and $0.4 million for the three months ended May 31, 2011 and 2012, respectively, and approximately $1.1 million and $0.8 million for the six months ended May 31, 2011 and 2012, respectively.

The Company recorded an impairment of long-lived assets of approximately $5.7 million in fiscal 2012 and is primarily attributable to the removal of certain assets not fully depreciated. The Company recorded an impairment of long-lived assets of approximately $2.9 million in fiscal 2011 and is primarily attributable to the removal of certain assets not fully depreciated. These impairments were included in the Motorsports Event segment.

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

As of May 31, 2012, goodwill and other intangible assets and property and equipment accounts for approximately $1,654.0 million, or 83.0 percent of our total assets. We account for our goodwill and other intangible assets in accordance with ASC 350, “Intangibles — Goodwill and Other,” and for our long-lived assets in accordance with ASC 360, “Property, Plant and Equipment.”

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

In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments we exert significant influence on the investee but do not have effective control over the investee, which adds an additional element of risk that can adversely impact our financial position and results of operations. The carrying value of our equity investments was $152.8 million at May 31, 2012.

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

Equity and Other Investments

Hollywood Casino at Kansas Speedway

In February 2012, Kansas Entertainment, LLC, (“Kansas Entertainment”) a 50/50 joint venture of Penn Hollywood Kansas, Inc. (“Penn”), a subsidiary of Penn National Gaming, Inc. and Kansas Speedway Development Corporation (“KSDC”), a wholly owned indirect subsidiary of ISC, opened the Hollywood-themed and branded destination entertainment facility, overlooking turn two of Kansas Speedway (“Kansas”).

The Hollywood Casino at Kansas Speedway features a 95,000 square foot casino with 2,000 slot machines and 52 table games (including 12 poker tables), a 1,253 space parking structure as well as a sports-themed bar, dining and entertainment options. Kansas Entertainment funded the development with equity contributions from each partner. KSDC and Penn shared equally in the cost of developing and constructing the facility. We currently estimate that our share of capitalized development costs for the project, excluding our contribution of land, will be approximately $145.0 million. Through May 31, 2012, we have funded approximately $134.3 million of these capitalized development costs. In addition, we funded certain working capital needs of the project prior to opening. Start up and related costs through opening were expensed through equity in net loss from equity investments. Cash flow from the casino’s operations is first being used to fund the remaining development costs and will subsequently start being distributed to Penn and KSDC in accordance with the partnership agreement. Penn is the managing member of Kansas Entertainment and is responsible for the development and operation of the casino.

We have accounted for Kansas Entertainment as an equity investment in our financial statements as of May 31, 2011 and 2012. Our 50.0 percent portion of Kansas Entertainment’s net (loss) income is approximately ($0.7) million and $1.4 million for the three months ended May 31, 2011 and 2012, respectively, and approximately ($1.0) million and $1.1 million for the six months ended May 31, 2011 and 2012, respectively and is included in equity in net (loss) income from equity investments in our consolidated statements of operations.

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

Motorsports Authentics

We are a partner with Speedway Motorsports, Inc. in a 50/50 joint venture, SMISC, LLC, which, through its wholly owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics (“MA”). MA designs, promotes, markets and distributes motorsports licensed merchandise. Our investment in MA was previously reduced to zero and we did not recognize any net income or loss from operations of MA during the three and six months ended May 31, 2011 or 2012, respectively.

We have a guaranty exposure to one NASCAR team licensor which will be satisfied upon MA making certain payments to the team through January 2013. As of May 31, 2012, our guaranty exposure was approximately $1.2 million. While it is possible that some obligation under this guarantee may occur in the future, the amount we will ultimately pay cannot be estimated at this time. In any event, we do not believe that the ultimate financial outcome will have a material impact on our financial position or results of operations.

Redemption of Senior Notes

At November 30, 2011 we had registered senior notes (the “5.4 percent Senior Notes”) totaling approximately $87.0 million, net of unamortized discounts, which bore interest at 5.4 percent and were due April 2014. In March 2012, we utilized additional borrowings under our revolving credit facility to redeem and retire all outstanding $87.0 million principal amount of the 5.4 percent Senior Notes, including the payment of a tender premium of approximately $9.0 million and accrued interest. The net tender premium associated with the unamortized net deferred financing costs and unamortized original issuance discount were recorded as loss on early redemption of debt totaling approximately $9.1 million.

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

Since inception of the Plan through May 31, 2012, we have purchased 7,063,962 shares of our Class A common shares, for a total of approximately $268.3 million. We did not purchase any shares of our Class A common shares during the three month period ended May 31, 2012. Transactions occur in open market purchases and pursuant to a trading plan under Rule 10b5-1. At May 31, 2012, we had approximately $61.7 million remaining repurchase authority under the current Stock Purchase Plan.

Income Taxes

Our effective income tax rate for the three month period ended May 31, 2011 and 2012, and for the six month period ended May 31, 2011, approximated the statutory income tax rate. The de-recognition of potential tax and interest associated with the resolution of certain state items accrued are the principal causes of the decreased effective income tax rate for the six months ended May 31, 2012. As a result of these items, our effective income tax rate decreased from the statutory income rate to approximately 37.6 percent for the six months ended May 31, 2012.

Future Trends in Operating Results

Economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates, impact our ability to sell tickets to our events and to secure revenues from corporate marketing partnerships. We believe that unprecedented adverse economic trends, particularly the decline in consumer confidence, affect the frequency with which our guests choose to visit our major motorsports facilities. This significantly contributed to the decreased level of attendance for certain of our motorsports entertainment events. Absent a sustained improvement in consumer confidence that includes an increase in discretionary spending, we expect certain of these adverse trends to persist through fiscal 2012, which impact our business, especially attendance-related and corporate partner revenues. Mitigating the potential decline in certain revenue categories, are cost containment initiatives that have already been implemented. While cost containment has had, and is expected to continue to have, a positive impact on our financial position, we do not have significant incremental costs that can be reduced without materially altering the way we operate.

Admissions

An important component of our operating strategy has been our long-standing practice of focusing on supply and demand when evaluating ticket pricing and adjusting capacity at our facilities. By effectively managing ticket prices and seating capacity, we have historically shown the ability to stimulate ticket renewals and advance ticket sales. Advance ticket sales result in earlier cash flow and reduce the potential negative impact of actual, as well as forecasted, inclement weather on ticket sales. With any ticketing program undertaking, we first examine our ticket pricing structure at each of our major motorsports facilities to ensure that prices are in line with market demand. When determined necessary, we will adjust ticket pricing. We believe our ticket pricing is on target with demand, providing attractive price points for all income levels.

It is important that we maintain the integrity of our ticket pricing model by rewarding our most loyal customers. We do not adjust pricing downward inside of the sales cycle and avoid rewarding last-minute ticket buyers by discounting tickets. Further, we limit and monitor the availability of promotional tickets. All of these factors could have a detrimental effect on our ticket pricing model and long-term value of our business. We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth than to capture short-term incremental revenue. At certain of our motorsports facilities, after the renewal period ends, we have gradually increased the ticket price up to event day to maximize revenue.

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

Our corporate sales team continues to generate strong levels of interest from corporate prospects. Recent economic trends have influenced corporate budgets, sales and contract duration. Since 2011, we have experienced pricing stabilization for certain of our inventory of assets. For 2012-to-date, we have seen a mix of both increasing and decreasing pricing.

Entering into the 2012 season, we have more available inventory than in previous years due to the shorter duration of contracted terms. We continue to secure multi-year deals and have recently announced that Detroit-based Quicken Loans Inc. has teamed with Michigan International Speedway (“Michigan”) to sponsor the Quicken Loans 400 NASCAR Sprint Cup Series race. Also Chicagoland Speedway (“Chicagoland”) announced that Growth Energy and the Illinois Corn Marketing Board have partnered to become the event title sponsor of its 2012 NASCAR Camping World Truck Series race. At Darlington Raceway (“Darlington”), Bojangles’ served as the entitlement sponsorship of the Bojangles Southern 500. Budweiser will take on an enhanced role in NASCAR’s season opening festivities at Daytona International Speedway (“Daytona”). Beginning with the 2013 season, Budweiser will become the official title sponsor of Budweiser Speedweeks — the ten-day stretch of stock-car races from the Shootout to the Daytona 500.

Year-to-date, we have secured all NASCAR Nationwide and Camping World Truck series event entitlements with only two NASCAR Sprint Cup event entitlements open for the 2012 season, which based on current interest, we expect to secure. We expect to be within +/- two percentage points of our gross corporate market partnership target for the year. As such, we are actively working on securing the remaining open NASCAR event entitlements and other available inventory for the 2013 season. As we continue to experience solid demand from media sales at Motor Racing Network and secure partnership deals beyond 2012, this affirms our expectation that revenues from our corporate marketing relationships will continue to grow over the long term, contributing to strong earnings and cash flow stability and predictability.

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

While the media landscape continues to evolve, we believe NASCAR’s position in the sports and entertainment industry remains strong. The NASCAR Sprint Cup Series remains the second highest rated regular season sport on television. For the 2011 season, an average of 4.4 million households and 6.5 million viewers tuned into each NASCAR Sprint Cup Series event Also, over 70 million unique viewers tuned into a NASCAR Sprint Cup Series event, and on average per event, NASCAR has the second largest number of viewers and people watching together as well as the largest percentage of female viewers. The NASCAR Sprint Cup Series is the number two sport among all key demographic groups, trailing only the NFL.

This year, the 54th running of the DAYTONA 500 was rescheduled due to weather and for the first time in its storied history the event was hosted during FOX’s primetime. The event was the most-watched NASCAR broadcast ever for FOX with a domestic viewing audience of 36.5 million seeing a portion of the race. Season-to-date, the NASCAR Sprint Cup Series events have ranked among the top 2 sports of the weekend on television 12 out of 14 event weekends in 2012. In addition, the NASCAR Nationwide Series is the second-highest rated motorsports series on television and the NASCAR Camping World Truck Series is the third-highest rated motorsports series on cable television.

Benefiting NASCAR as well as other sports, is that advertising on sports spending has increased approximately 33.0 percent over the past three years to $11.0 billion annually, according to Neilson. A Factor that has contributed to this substantial increase in advertising spending is the proliferation of digital video recorders (“DVR”) in households. In 2006, according to Neilson, only 3 percent of households in the U.S. had a DVR, today over 42 percent of households have a DVR.

NASCAR’s solid ratings as well as other factors such as the strong demand for live broadcasting, the proliferation of DVRs, we believe, puts NASCAR in a strong negotiating position for the next broadcast media rights agreements.

Domestic broadcast media rights fees provide significant cash flow visibility to us, race teams and NASCAR over the contract term. Television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events conducted at our wholly owned facilities under these agreements, and recorded as part of motorsports related revenue, were approximately $65.8 million and $89.6 million for three months ended May 31, 2011 and 2012, respectively, and $130.7 million and $143.3 million for the six months ended May 31, 2011 and 2012, respectively. Operating income generated by these media rights were approximately $48.4 million and $65.2 million for the three months ended May 31, 2011 and 2012, respectively, and $96.5 million and $104.2 million for the six months ended May 31, 2011 and 2012, respectively.

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

For 2011, the industry received approximately $19.3 million in these ancillary rights fees of which we received approximately $7.0 million. We expect to receive an immaterial amount of ancillary revenue in 2012, due primarily to the following factors:

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

We are currently in the process of reviewing highly impactful projects that would necessitate an increase in our capital spending at existing facilities above recent levels beginning in 2013. At Daytona, we recently filed a Planned Master Development application, which is the first step in the pursuit of potential redevelopment projects at the ‘World Center of Racing.’ While many aspects of the projects are yet to be determined, such projects could include a complete overhaul of the entire frontstretch at the legendary speedway, creating a world-class motorsports entertainment facility including features such as new seats, suites and guest amenities as well as new entry points, improved fan conveyance, a modern exterior, first-class interior areas, and a redesigned midway for fans. Any substantial increase in spending above recent levels will depend upon several factors such as a stable economic operating environment, credit availability, and, preferably, the sale of our Staten Island property.

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

We expect that the Hollywood Casino at Kansas Speedway will begin to provide positive cash flow to us in fiscal 2012 and expect for the full 2012 fiscal year to result in slightly positive equity income in our consolidated statement of operations. While this is the first venture in our market-based real estate strategy to monetize our real estate through ancillary development, we are confident that this project will create significant value for our shareholders. We are interested in replicating further ancillary development at certain of our other motorsports facilities.

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

Seasonality and Quarterly Results

We derive most of our income from a limited number of NASCAR-sanctioned races. As a result, our business has been, and is expected to remain, highly seasonal based on the timing of major racing events. Future schedule changes as determined by NASCAR or other sanctioning bodies, as well as the acquisition of additional, or divestiture of existing, motorsports entertainment facilities could impact the timing of our major events in comparison to prior or future periods. Because of the seasonal concentration of racing events, the results of operations for the three and six month periods ended May 31, 2011 and 2012 are not indicative of the results to be expected for the year.

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

We believe such non-GAAP information is useful and meaningful, and is used by investors to assess our core operations, which consist of the ongoing promotion of racing events at our major motorsports entertainment facilities. Such non-GAAP information identifies and separately displays and adjusts for items that are not considered to be reflective of our continuing core operations at our motorsports entertainment facilities. We believe that such non-GAAP information improves the comparability of the operating results and provides a better understanding of the performance of our core operations for the periods presented. We use this non-GAAP information to analyze the current performance and trends and make decisions regarding future ongoing operations. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income, net income or diluted earnings per share, which are determined in accordance with GAAP. The presentation of this non-GAAP financial information is not intended to be considered independent of or as a substitute for results prepared in accordance with GAAP. Management uses both GAAP and non-GAAP information in evaluating and operating the business and as such deemed it important to provide such information to investors.

The adjustments for 2011 relate to carrying costs of our Staten Island property, impairments of certain other long-lived assets and the Hollywood Casino at Kansas Speedway — equity in net loss from equity investment.

The adjustments for 2012 relate to carrying costs of our Staten Island property, legal settlement, impairments of certain other long-lived assets, loss on early redemption of debt and net gain on sale of certain assets.

	Three Months Ended		Six Months Ended
	May 31, 2011	May 31, 2012	May 31, 2011	May 31, 2012
		(Unaudited)
	( In Thousands, Except Per Share Amounts )
Net income	$11,873	$13,740	$33,308	$30,879
Adjustments, net of tax:
Carrying costs related to Staten Island	187	622	271	1,038
Legal settlement	—	716	—	716
Impairment of long-lived assets	—	3,443	1,743	3,473
Loss on early redemption of debt	—	5,568	—	5,568
Casino pre-opening expenses	453	—	591	—
Net gain on sale of certain assets	—	(47)	—	(557)

Non-GAAP net income	$12,513	$24,042	$35,913	$41,117

Per share data:
Diluted earnings per share	$0.25	$0.30	$0.70	$0.67
Adjustments, net of tax:
Carrying costs related to Staten Island	0.00	0.01	0.00	0.02
Legal settlement	—	0.02	—	0.02
Impairment of long-lived assets	—	0.07	0.04	0.07
Loss on early redemption of debt	—	0.12	—	0.12
Casino pre-opening expenses	0.01	—	0.01	—
Net gain on sale of certain assets	—	0.00	—	(0.01)

Non-GAAP diluted earnings per share	$0.26	$0.52	$0.75	$0.89

Comparison of the Results for the Three and Six Months Ended May 31, 2012 to the Results for the Three and Six Months Ended May 31, 2011.

The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	May 31, 2011	May 31, 2012	May 31, 2011	May 31, 2012
		(Unaudited)
Revenues:
Admissions, net	21.6%	20.8%	23.0%	22.8%
Motorsports related	68.8	70.0	67.3	67.3
Food, beverage and merchandise	7.6	7.1	7.9	7.7
Other	2.0	2.1	1.8	2.2

Total revenues	100.0	100.0	100.0	100.0
Expenses:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	25.5	27.2	23.4	24.1
Motorsports related	19.9	19.3	18.1	18.5
Food, beverage and merchandise	6.3	5.6	6.1	5.8
General and administrative	17.3	15.5	16.0	16.6
Depreciation and amortization	13.7	10.7	13.3	12.6
Impairment on long-lived assets	0.0	3.2	1.0	1.9

Total expenses	82.7	81.5	77.9	79.5

Operating income	17.3	18.5	22.1	20.5
Interest income	0.0	0.0	0.0	0.0
Interest expense	(2.7)	(1.6)	(2.7)	(2.1)
Loss on early redemption of debt	—	(5.1)	—	(3.0)
Equity in net (loss) income from equity investments	(0.5)	0.8	(0.3)	0.4
Other income	—	0.0	—	0.3

Income from continuing operations before income taxes	14.1	12.6	19.1	16.1
Income taxes	5.5	4.9	7.5	6.0

Net income	8.6%	7.7%	11.6%	10.1%

Comparability of results for the three and six months ended May 31, 2012 to the same periods in fiscal 2011 was impacted by the following:

•	The spring NASCAR Sprint Cup and Camping World Truck series events held at Kansas in the second quarter of fiscal 2012 were held in the third quarter of fiscal 2011;

•

The spring NASCAR Sprint Cup and Nationwide series events at Phoenix International Raceway (“Phoenix”) were held in the second quarter of fiscal 2012. The corresponding events were held in the first quarter of fiscal 2011. In addition, Phoenix held a NASCAR Camping World Truck Series event in the first quarter of fiscal 2011. The corresponding event will be held in the fourth quarter of fiscal 2012;

•	The NASCAR Camping World Truck Series event held at Darlington Raceway (“Darlington”) in the second quarter of fiscal 2011 will not be held in fiscal 2012;

•	The previously discussed expectation of lower ancillary revenues in 2012 (see “Future Trends in Operating Results — Television Broadcast and Ancillary Media Rights”);

•

During the six month period ended May 31, 2012, we expensed approximately $1.7 million, or $0.02 per diluted share, of certain ongoing carrying costs related to our Staten Island property. During the six-month period ended May 31, 2011, we expensed approximately $0.4 million of similar costs;

•

During the second quarter of our fiscal 2012, we recognized a charge relating to a settlement of a litigation involving certain ancillary facility operations of approximately $1.2 million, or $0.02 per diluted share;

•

During the six month period ended May 31, 2012, we recognized approximately $5.7 million, or $0.07 per diluted share, of non-cash impairments of long-lived assets primarily attributable to the removal of assets not fully depreciated in connection with certain capital improvements. For the six months ended May 31, 2011, we recognized non-cash impairments of long-lived assets totaling approximately $2.9 million, or $0.04 per diluted share;

•

During the second quarter of fiscal 2012, we recognized approximately $9.1 million in expenses, or $0.12 per diluted share, related to the redemption of the remaining $87.0 million principal 5.4% Senior Notes maturing in 2014 (see “Redemption of Senior Notes”);

•

For the six months ended May 31, 2012, we recognized approximately $1.1 million of income from equity investments associated with our Hollywood Casino at Kansas Speedway, which included results of operations beginning in February 2012, net of charges related to certain start up costs through the opening. During the six month period ended May 31, 2011, we recognized a loss of approximately $1.0 million, or $0.01 per diluted share, from this equity investment consisting of start up costs prior to opening in fiscal 2012; and

•	During the six month period ended May 31, 2012, we recorded approximately $0.9 million, or $0.01 per diluted share, net gain on the sale of certain assets.

Admissions revenue increased approximately $7.4 million, or 24.6 percent, and $3.8 million, or 5.8 percent, during the three and six months ended May 31, 2012, respectively, as compared to the same period of the prior year. The increases for the three and six month periods are largely attributable to the previously mentioned timing of the spring events at Kansas and Phoenix and, to a lesser extent, increased attendance for certain events conducted during Speedweeks at Daytona. Partially offsetting the increases were decreases in attendance at certain other events held in the three month period as well as the previously discussed NASCAR Camping World Truck Series event held at Darlington in fiscal 2011 that will not be held in fiscal 2012.

Motorsports related revenue increased approximately $30.4 million, or 31.8 percent, and $13.1 million, or 6.8 percent, during the three and six months ended May 31, 2012, respectively, as compared to the same period of the prior year. The increases for the three and six month periods are substantially attributable to the previously mentioned timing of the spring events at Kansas and Phoenix and, to a lesser extent, increases in television broadcast revenue for events held during the periods. Slightly offsetting the increases were reduced ancillary rights, and to a lesser extent, decreases in sponsorship, suite and hospitality revenue for certain events held during the periods.

Food, beverage and merchandise revenue increased approximately $2.1 million, or 20.1 percent, and $1.1 million, or 4.9 percent, during the three and six months ended May 31, 2012, respectively, as compared to the same period of the prior year. The increases for the three and six month periods are largely attributable to the previously mentioned timing of the spring events at Kansas and Phoenix. Also contributing to the six month period increases were higher catering, merchandise and concession revenues during events held during Speedweeks at Daytona. Partially offsetting the increases were concession sales related to offsite events that were held in the second quarter of fiscal 2011, that were not held in the fiscal 2012.

Prize and point fund monies and NASCAR sanction fees increased approximately $13.6 million, or 38.4 percent, and $6.9 million, or 10.2 percent, during the three and six months ended May 31, 2012, respectively, as compared to the same period of the prior year. The increases for the three and six month periods are largely attributable to the previously mentioned timing of the spring events at Kansas and Phoenix. Also contributing to the three and six month period were increases in television broadcast rights fees for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events held during the periods as standard NASCAR sanctioning agreements require a specific percentage of television broadcast rights fees to be paid to competitors.

Motorsports related expenses increased approximately $7.1 million, or 25.7 percent, and $4.6 million, or 8.8 percent, during the three and six months ended May 31, 2012, respectively, as compared to the same period of the prior year. The increases for the three and six month periods are largely attributable to the previously mentioned timing of the spring events at Kansas and Phoenix. To a lesser extent, also contributing to the three and six month period increases were expenses related to the certain non-event operations and events conducted during the periods. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue decreased to approximately 21.3 percent for the three months ended May 31, 2012, and increased slightly to approximately 20.5 percent for the six months ended May 31, 2012, as compared to 22.1 percent and 20.1 percent for the same respective periods in the prior year. The slight increase in margin for the three month period is primarily due to the previously discussed timing of the spring events held at Kansas and Phoenix, while the margins related to the six month period remained relatively consistent with prior year.

Food, beverage and merchandise expense increased approximately $1.4 million, or 16.0 percent, and $0.4 million, or 2.1 percent, during the three and six months ended May 31, 2012, respectively, as compared to the same period of the prior year. The increases for the three and six month periods are substantially attributable to the previously mentioned timing of the spring events at Kansas and Phoenix. Also contributing to the six month period increase were increases in concessions and catering expense at certain events held during Speedweeks at Daytona. Partially offsetting the increases were expenses related to concession sales for offsite events that were held in the second quarter of fiscal 2011, that were not held in the fiscal 2012. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue decreased to approximately to 79.6 percent and 75.2 percent for the three and six months ended May 31, 2012, as compared to 82.5 percent and 77.2 percent for the same respective periods in the prior year. These increased margins are attributable to the aforementioned increase in catering, merchandise and concession revenues, combined with cost containment of certain non-variable costs.

General and administrative expenses increased approximately $3.9 million, or 16.2 percent, and $5.0 million, or 10.8 percent, during the three and six months ended May 31, 2012, respectively, as compared to the same period of the prior year. The increases for the three and six month periods are primarily attributable to certain carrying costs of our Staten Island property, legal expenses and the aforementioned legal settlement, and certain administrative costs. General and administrative expenses as a percentage of total revenues decreased to approximately 15.5 percent for the three month period ended May 31, 2012, and increased to approximately 16.6 percent for the six months ended May 31, 2012, as compared to 17.3 percent and 16.1 percent for the same respective periods in the prior year. The increased margin during the three month period is primarily due to the increase in revenues associated with the previously mentioned timing of the spring events at Kansas and Phoenix. Slightly offsetting the margin improvement in the three month period and the primary driver in the decreased margin for the six month period ending May 31, 2012 is the previously mentioned expense increases.

Depreciation and amortization expense increased approximately $0.1 million, or 0.7 percent, and $0.4 million, or 1.2 percent, during the three and six months ended May 31, 2012, respectively, as compared to the same period of the prior year. The increases were attributable to capital expenditures for our ongoing facility enhancements and related initiatives.

Impairment of long-lived assets of approximately $5.7 million in fiscal 2012 is primarily attributable to the removal of certain assets not fully depreciated in connection with the repaving of the track at Kansas. The impairment of long-lived assets of approximately $2.9 million in fiscal 2011 is primarily attributable to the removal of certain assets not fully depreciated in connection with the repaving of the track and grandstand enhancements at Phoenix and the grandstand enhancements at Kansas.

Interest income during the three and six months ended May 31, 2012 was comparable to the same period of the prior year.

Interest expense decreased approximately $0.9 million, or 24.4 percent, and $1.3 million, or 17.4 percent, during the three and six months ended May 31, 2012, respectively, as compared to the same period of the prior year. The decreases are primarily due to redemption of the remaining $87.0 million principal 5.4% Senior Notes in March 2012, and increased capitalized interest during the current periods. Partially offsetting these decreases during the three and six month periods were higher borrowings on our 2010 Credit Facility, as well as interest on the private placement issued in January 2011 during the six month period ended May 31, 2012 (see “Future Liquidity”).

Equity in net (loss) income from equity investments represents our 50.0 percent equity investment in Hollywood Casino at Kansas Speedway during the three and six months ended May 31, 2012 and 2011, respectively (see “Equity and Other Investments”).

Our effective income tax rate was approximately 39.3 percent and 37.6 percent for the three and six months ended May 31, 2012, as compared to 39.2 percent and 39.3 percent for the same respective periods of the prior year (see “Income Taxes”).

As a result of the foregoing, net income for the three and six month periods ending May 31, 2012, as compared to the same periods in prior year, reflected an increase of approximately $1.9 million, or $0.05 per diluted share, and a decrease of approximately $2.4 million, or $0.03 per diluted share, respectively.

Liquidity and Capital Resources

General

We have historically generated sufficient cash flow from operations to fund our working capital needs, capital expenditures at existing facilities, and return of capital through payments of an annual cash dividend and repurchase of our shares under our Stock Purchase Plan. In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance of long-term debt, borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects. At May 31, 2012, we had cash and cash equivalents totaling approximately $104.1 million, $65.0 million principal amount of senior notes outstanding, $120.0 million in borrowings on our $300.0 million revolving credit facility (“2010 Credit Facility”), a debt service funding commitment of approximately $62.2 million principal amount related to the taxable special obligation revenue (“TIF”) bonds issued by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”), $50.5 million principal term loan related to our headquarters office building (the International Motorsports Center, or “IMC”); and $1.1 million principal amount of other third party debt. At May 31, 2012, we had working capital of $44.0 million, primarily supported by $104.1 million of cash and cash equivalents. At November 30, 2011, we had working capital of $75.8 million, primarily supported by $110.1 million of cash and cash equivalents.

Our liquidity is primarily generated from our ongoing motorsports operations, and we expect our strong operating cash flow to continue in the future. In addition, as of May 31, 2012, we have approximately $176.0 million available to draw upon under our 2010 Credit Facility, if needed. See “Future Liquidity” for additional disclosures relating to our credit facility and certain risks that may affect our near term operating results and liquidity.

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

During the six months ended May 31, 2012, our significant cash flows items include the following:

•	net cash provided by operating activities totaling approximately $98.1 million;

•	capital expenditures totaling approximately $26.1 million;

•	net proceeds of approximately $70.0 million related to our credit facility;

•	net payments of approximately $87.4 million related to long-term debt;

•	contributions to the Hollywood Casino at Kansas Speedway joint venture, totaling approximately $51.6 million; and

•	reacquisition of previously issued common stock totaling approximately $10.6 million.

Capital Expenditures

For the six months ended May 31, 2012, we spent approximately $26.1 million on capital expenditures for projects at our existing facilities related to grandstand seating enhancements at Talladega Superspeedway (“Talladega”) and Watkins Glen International (“Watkins Glen”); grandstand seating enhancements and RV improvements at Daytona; RV improvements and paving at Michigan; paving at Phoenix; and a variety of other improvements and renovations. We spent approximately $25.3 million for the six months ended May 31, 2011, which included $23.9 million for projects at our existing facilities. The remaining expenditures were associated with additional capitalized costs for the Staten Island property.

At May 31, 2012, we have approximately $47.9 million in capital projects currently approved for our existing facilities. These projects include the track reconfiguration and road course construction at Kansas; grandstand seating enhancements at Talladega and Watkins Glen; facility signage and road improvements at Chicagoland; grandstand concourse and facility signage improvements at Richmond International Raceway; RV improvements and paving at Michigan; improvements at various facilities for expansion of parking, camping capacity and other uses; and a variety of other improvements and renovations to our facilities that enable us to effectively compete with other sports venues for consumer and corporate spending.

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

Long-Term Obligations and Commitments

In January 2011, we completed an offering of approximately $65.0 million principal amount of senior unsecured notes in a private placement (“4.6 percent Senior Notes”). These notes, which bear interest at 4.6 percent and are due January 2021, require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.6 percent Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Certain of our wholly owned domestic subsidiaries are guarantors of the 4.6 percent Senior Notes. The 4.6 percent Senior Notes also contain various restrictive covenants. The deferred financing fees, along with a deferred interest rate swap balance included in accumulated other comprehensive loss, are treated as additional interest expense and are being amortized over the life of the 4.6 percent Senior Notes, on a straight-line method, which approximates the effective yield method. At May 31, 2012, outstanding principal on the 4.6 percent Senior Notes was approximately $65.0 million.

Our wholly owned subsidiary, Raceway Associates, LLC, which owns and operates Chicagoland Speedway and Route 66 Raceway, has debt outstanding in the form of revenue bonds payable (“4.8 percent Revenue Bonds”), consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.8 percent Revenue Bonds have an interest rate of 4.8 percent and a monthly payment of $29,000 principal and interest. At May 31, 2012, outstanding principal on the 4.8 percent Revenue Bonds was approximately $1.1 million.

The term loan (“6.3 percent Term Loan”), related to the construction of our International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.3 percent, and a current monthly payment of approximately $292,000. At May 31, 2012, the outstanding principal on the 6.3 percent Term Loan was approximately $50.5 million.

In January 1999, the Unified Government, issued approximately $71.3 million in TIF bonds in connection with the financing of construction of Kansas Speedway. At May 31, 2012, outstanding TIF bonds totaled approximately $62.2 million, net of the unamortized discount, which is comprised of a $13.2 million principal amount, 6.2 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by our wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.

The 2010 Credit Facility contains a feature that allows us to increase the credit facility from $300.0 million to a total of $500.0 million, subject to certain conditions. The 2010 Credit Facility is scheduled to mature in November 2015, and accrues interest at LIBOR plus 150.0 — 225.0 basis points, depending on the better of our debt rating as determined by specified rating agencies or our leverage ratio. The 2010 Credit Facility contains various restrictive covenants. At May 31, 2012, we had approximately $120.0 million outstanding under the 2010 Credit Facility.

In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway’s boundaries and are not our obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At May 31, 2012, the Unified Government had approximately $1.9 million in 2002 STAR Bonds outstanding. Under a keepwell agreement, we have agreed to provide financial assistance to KSC, if necessary, to support its guarantee of the 2002 STAR Bonds.

Speedway Developments

In light of NASCAR’s publicly announced position regarding additional potential realignment of the NASCAR Sprint Cup Series schedule, we believe there are still potential development opportunities for public/private partnerships in new, underserved markets across the country.

Hollywood Casino at Kansas Speedway

In February 2012, Kansas Entertainment, a 50/50 joint venture of Penn, a subsidiary of Penn National Gaming, Inc. and KSDC, a wholly owned indirect subsidiary of ISC, opened the Hollywood-themed and branded destination entertainment facility, overlooking turn two of Kansas Speedway.

The Hollywood Casino at Kansas Speedway features a 95,000 square foot casino with 2,000 slot machines and 52 table games (including 12 poker tables), a 1,253 space parking structure as well as a sports-themed bar, dining and entertainment options. Kansas Entertainment funded the development with equity contributions from each partner. KSDC and Penn shared equally in the cost of developing and constructing the facility. We currently estimate that our share of capitalized development costs for the project, excluding our contribution of land, will be approximately $145.0 million. Through May 31, 2012, we have funded approximately $134.3 million of these capitalized development costs. In addition, we funded certain working capital needs of the project prior to opening. Start up and related costs through opening were expensed through equity in net loss from equity investments. Cash flow from the casino’s operations is first being used to fund the remaining development costs and will subsequently start being distributed to Penn and KSDC in accordance with the partnership agreement. Penn is the managing member of Kansas Entertainment and is responsible for the development and operation of the casino.

Daytona Development Project

We are exploring development of a mixed-use entertainment destination development, adjacent to our 188,000 square foot office building, the International Motorsports Center, on property we own located directly across from our Daytona motorsports entertainment facility.

Approved land use entitlements for the remaining project allow for a 265,000 square foot mixed-use retail/dining/entertainment area, plus a hotel, residential and additional office space. We recently submitted applications to the City of Daytona Beach to amend the city’s comprehensive plan and the previously approved planned master development agreement in order to enhance the value of our property and facilitate its future development.

We continue to believe that a mixed-use retail/dining/entertainment area located across from our Daytona facility will be a successful project, however, development of the balance of the project is dependent on several factors, including lease arrangements, availability of project financing and overall market conditions.

Inflation

We do not believe that inflation has had a material impact on our operating costs and earnings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three and six months ended May 31, 2012, there have been no material changes in our market risk exposures.

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

We have various debt instruments that are issued at fixed rates. These financial instruments, which have a fixed rate of interest, are exposed to fluctuations in fair value resulting from changes in market interest rates. The fair values of long-term debt are based on quoted market prices at the date of measurement. Our credit facilities approximate fair value as they bear interest rates that approximate market. At May 31, 2012, we had approximately $120.0 million of variable debt outstanding; therefore, a hypothetical increase in interest rates by 1.0 percent would result in an increase in our annual interest expense of approximately $1.2 million.

At May 31, 2012, the fair value of our total long-term debt as determined by quotes from financial institutions was approximately $178.7 million. The potential decrease in fair value resulting from a hypothetical 10.0 percent shift in interest rates would be approximately $4.0 million at May 31, 2012.

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

Subsequent to May 31, 2012, and prior to the filing of this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at May 31, 2012, and during the period prior to the filing of this report.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Maximum number of
				shares (or approximate
			Total number of	dollar value of shares)
			shares purchased as	that may yet be
	Total number	Average	part of publicly	purchased under the
	of shares	price paid	announced plans or	plans or programs (in
Period	purchased	per share	programs	thousands)
March 1, 2012 — March 31, 2012
Repurchase program (1)	—	—	—	$61,740
April 1, 2012 — April 30, 2012
Repurchase program (1)	—		—	$61,740
Employee transactions (2)	9,249	$27.75	—
May 1, 2012 — May 31, 2012
Repurchase program (1)	—	—	—	$61,740

	9,249		—

(1)	We have a share repurchase program (“Stock Purchase Plan”) under which we are authorized to purchase up to $330.0 million of our outstanding Class A common shares. The timing and amount of any shares repurchased under the Stock Purchase Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plan may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates.

Since inception of the Plan through May 31, 2012, we have purchased 7,063,962 shares of our Class A common shares, for a total of approximately $268.3 million. We did not purchase any shares of our Class A common shares during the three month period ended May 31, 2012. Transactions occur in open market purchases and pursuant to a trading plan under Rule 10b5-1. At May 31, 2012, we had approximately $61.7 million remaining repurchase authority under the current Stock Purchase Plan.
(2)	Represents shares of our common stock delivered to us in satisfaction of the minimum tax withholding obligation of holders of restricted shares that vested during the period.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment of the Restated and Amended Articles of Incorporation of the Company, as filed with the Florida Department of State on July 26, 1999 (incorporated by reference from exhibit 3.1 of the Company’s Report on Form 8-K dated July 26, 1999)

3.2	Conformed copy of Amended and Restated Articles of Incorporation of the Company, as amended as of July 26, 1999 (incorporated by reference from exhibit 3.2 of the Company’s Report on Form 8-K dated July 26, 1999)

3.3	Conformed copy of Amended and Restated By-Laws of the Company, as amended as of April 9, 2003. (incorporated by reference from exhibit 3.3 of the Company’s Report on Form 10-Q dated April 10, 2003)

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer — filed herewith

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer — filed herewith

32	Section 1350 Certification — filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)

Date: July 5, 2012	/s/ Daniel W. Houser

Daniel W. Houser, Senior Vice President,
Chief Financial Officer, Treasurer