Form 10-Q
period 2012-08-31
INTERNATIONAL SPEEDWAY CORP
filed 2012-10-04
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
 FORM 10-Q
_________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2012
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from             to
 _________________________________

INTERNATIONAL SPEEDWAY CORPORATION
(Exact name of registrant as specified in its charter)
 _________________________________

FLORIDA	O-2384	59-0709342
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

ONE DAYTONA BOULEVARD, DAYTONA BEACH, FLORIDA	32114
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (386) 254-2700
_________________________________
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class A Common Stock	26,354,347 shares	as of August 31, 2012
Class B Common Stock	20,070,916 shares	as of August 31, 2012

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30, 2011	August 31, 2012
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$110,078	$87,428
Receivables, less allowance of $1,000 in 2011 and 2012, respectively	36,098	36,593
Inventories	2,481	4,240
Income taxes receivable	5,914	9,834
Deferred income taxes	3,949	2,319
Prepaid expenses and other current assets	6,875	19,165
Total Current Assets	165,395	159,579
Property and Equipment, net of accumulated depreciation of $647,905 and $686,224, respectively	1,371,776	1,367,202
Other Assets:
Equity investments	100,137	153,655
Intangible assets, net	178,701	178,658
Goodwill	118,791	118,791
Other	9,839	7,033
	407,468	458,137
Total Assets	$1,944,639	$1,984,918
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$2,264	$2,293
Accounts payable	17,917	25,963
Deferred income	46,209	81,872
Income taxes payable	1,212	—
Current tax liabilities	4,178	819
Other current liabilities	17,856	15,657
Total Current Liabilities	89,636	126,604
Long-Term Debt	313,888	296,410
Deferred Income Taxes	315,659	323,628
Long-Term Tax Liabilities	1,784	1,670
Long-Term Deferred Income	10,087	10,839
Other Long-Term Liabilities	1,119	1,695
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 26,352,759 and 26,060,992 issued and outstanding in 2011 and 2012, respectively	264	260
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 20,145,871 and 20,070,916 issued and outstanding in 2011 and 2012, respectively	200	200
Additional paid-in capital	445,005	442,603
Retained earnings	772,938	786,436
Accumulated other comprehensive loss	(5,941)	(5,427)
Total Shareholders’ Equity	1,212,466	1,224,072
Total Liabilities and Shareholders’ Equity	$1,944,639	$1,984,918
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Three Months Ended
	August 31, 2011	August 31, 2012
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$36,278	$26,083
Motorsports related	98,819	77,979
Food, beverage and merchandise	12,347	8,922
Other	2,853	2,942
	150,297	115,926
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	37,520	30,147
Motorsports related	37,505	30,020
Food, beverage and merchandise	9,710	7,488
General and administrative	25,810	26,837
Depreciation and amortization	18,985	19,366
Impairment of long-lived assets	247	1,372
	129,777	115,230
Operating income	20,520	696
Interest income	39	22
Interest expense	(3,751)	(3,714)
Equity in net (loss) income from equity investments	(1,843)	868
Income (loss) from continuing operations before income taxes	14,965	(2,128)
Income taxes	5,315	(1,091)
Net income (loss)	$9,650	$(1,037)
Earnings (loss) per share:
Basic and diluted	$0.20	$(0.02)

Basic weighted average shares outstanding	47,520,734	46,422,879

Diluted weighted average shares outstanding	47,531,710	46,422,879

Comprehensive income (loss)	$9,823	$(851)
See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Nine Months Ended
	August 31, 2011	August 31, 2012
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$102,321	$95,953
Motorsports related	292,203	284,484
Food, beverage and merchandise	34,995	32,691
Other	8,224	9,791
	437,743	422,919
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	104,739	104,254
Motorsports related	89,629	86,744
Food, beverage and merchandise	27,204	25,355
General and administrative	71,944	77,935
Depreciation and amortization	57,165	57,992
Impairment of long-lived assets	3,119	7,075
	353,800	359,355
Operating income	83,943	63,564
Interest income	107	80
Interest expense	(11,432)	(10,055)
Loss on early redemption of debt	—	(9,144)
Equity in net (loss) income from equity investments	(2,816)	1,962
Other	—	916
Income from continuing operations before income taxes	69,802	47,323
Income taxes	26,844	17,481
Net income	$42,958	$29,842

Dividends per share	$0.18	$0.20
Earnings per share:
Basic and diluted	$0.90	$0.64

Basic weighted average shares outstanding	47,781,307	46,373,280

Diluted weighted average shares outstanding	47,790,618	46,383,313

Comprehensive income	$43,403	$30,356
See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statement of Shareholders’ Equity

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(Unaudited) (In Thousands)
Balance at November 30, 2011	$264	$200	$445,005	$772,938	$(5,941)	$1,212,466
Activity 12/1/11 — 8/31/12:
Net income	—	—	—	29,842	—	29,842
Comprehensive income	—	—	—	—	514	514
Cash dividends ($0.20 per share)	—	—	—	(9,283)	—	(9,283)
Reacquisition of previously issued common stock	(4)	—	(3,491)	(7,061)	—	(10,556)
Income tax benefit related to stock-based compensation	—	—	(257)	—	—	(257)
Stock-based compensation	—	—	1,346	—	—	1,346
Balance at August 31, 2012	$260	$200	$442,603	$786,436	$(5,427)	$1,224,072
See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Nine Months Ended
	August 31, 2011	August 31, 2012
	(Unaudited)
	(In Thousands)
OPERATING ACTIVITIES
Net income	$42,958	$29,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,165	57,992
Stock-based compensation	1,066	1,346
Amortization of financing costs	1,030	1,221
Deferred income taxes	20,063	8,043
Loss (income) from equity investments	2,816	(1,962)
Impairment of long-lived assets, non-cash	3,119	5,480
Other, net	428	(820)
Changes in operating assets and liabilities:
Receivables, net	(11,690)	(495)
Inventories, prepaid expenses and other assets	(12,992)	(11,908)
Accounts payable and other liabilities	7,926	(4,273)
Deferred income	34,128	36,415
Income taxes	6,582	(7,306)
Net cash provided by operating activities	152,599	113,575
INVESTING ACTIVITIES
Capital expenditures	(55,134)	(48,648)
Equity investments and advances to affiliate	(37,871)	(51,556)
Decrease in restricted Cash	1,002	—
Other, net	(48)	1,408
Net cash used in investing activities	(92,051)	(98,796)
FINANCING ACTIVITIES
Payment under credit facility	(82,000)	(60,000)
Proceeds from credit facility	—	130,000
Payment of long-term debt	(1,609)	(87,517)
Proceeds from long-term debt	65,000	—
Deferred financing fees	(439)	(73)
Exercise of Class A common stock options	51	—
Cash dividend paid	(8,585)	(9,283)
Reacquisition of previously issued common stock	(21,253)	(10,556)
Net cash used in financing activities	(48,835)	(37,429)
Net increase (decrease) in cash and cash equivalents	11,713	(22,650)
Cash and cash equivalents at beginning of period	84,166	110,078
Cash and cash equivalents at end of period	$95,879	$87,428
See accompanying notes.

International Speedway Corporation
Notes to Consolidated Financial Statements
August 31, 2012
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
Because of the seasonal concentration of racing events, the results of operations for the three and nine months ended August 31, 2011 and 2012, respectively, are not indicative of the results to be expected for the year.
2. New Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles and International Financial Reporting Standards, the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The Company adopted this provision in the first quarter of fiscal 2012.
3. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended August 31, 2011 and 2012 (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	August 31, 2011	August 31, 2012	August 31, 2011	August 31, 2012
Basic and diluted:
Net income (loss)	$9,650	$(1,037)	$42,958	$29,842
Basic earnings (loss) per share denominator:
Weighted average shares outstanding	47,520,734	46,422,879	47,781,307	46,373,280
Basic earnings (loss) per share:
Net income (loss)	$0.20	$(0.02)	$0.90	$0.64

Diluted earnings (loss) per share denominator:
Weighted average shares outstanding	47,520,734	46,422,879	47,781,307	46,373,280
Common stock options	10,976	—	9,311	10,033
Diluted weighted average shares outstanding	47,531,710	46,422,879	47,790,618	46,383,313
Diluted earnings (loss) per share:
Net income (loss)	$0.20	$(0.02)	$0.90	$0.64
Anti-dilutive shares excluded in the computation of diluted earnings per share	250,476	225,252	258,579	233,863
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
The Hollywood Casino at Kansas Speedway features a 95,000 square foot casino with 2,000 slot machines and 52 table games (including 12 poker tables), a 1,253 space parking structure as well as a sports-themed bar, dining and entertainment options. Kansas Entertainment funded the development with equity contributions from each partner. KSDC and Penn shared equally in the cost of developing and constructing the facility. The Company's share of capitalized development costs for the project, excluding its contribution of land, was approximately $145.0 million. Through August 31, 2012, the Company has funded approximately $134.3 million of these capitalized development costs as well as certain working capital needs of the project prior to opening. Cash flow from the casino’s operations has been used to fund the remaining development costs. During the Company's fiscal 2012 fourth quarter, it is expected that cash flow from the casino's operations will be distributed to Penn and KSDC in accordance with the partnership agreement.
The Company has accounted for Kansas Entertainment as an equity investment in its financial statements as of August 31, 2011 and 2012. Start up and related costs through opening were expensed through equity in net loss from equity investments. The Company’s 50.0 percent portion of Kansas Entertainment’s net (loss) income is approximately $(1.8) million and $0.9 million for the three months ended August 31, 2011 and 2012, respectively, and approximately $(2.8) million and $2.0 million for the nine months ended August 31, 2011 and 2012, respectively and is included in equity in net (loss) income from equity investments in its consolidated statements of operations.
Staten Island Property
The Company’s wholly owned indirect subsidiary, 380 Development, LLC (“380 Development”), owns a total of 676 acres located in the New York City borough of Staten Island. The Company is currently in exclusive negotiations with an interested buyer for 380 Development.
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
Motorsports Authentics
The Company is a partner with Speedway Motorsports, Inc. in a 50/50 joint venture, SMISC, LLC, which, through its wholly owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics (“MA”). MA designs, promotes, markets and distributes motorsports licensed merchandise. The Company’s investment in MA was previously reduced to zero and it did not recognize any net income or loss from operations of MA during the three and nine months ended August 31, 2011 or 2012, respectively.
The Company has a guaranty exposure to one NASCAR team licensor which will be satisfied upon MA making certain payments to the team through January 2013. As of August 31, 2012, its guaranty exposure was approximately $1.2 million.

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
5. Goodwill and Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of the major classes of intangible assets relating to the Motorsports Event segment are as follows (in thousands):

	November 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$7	$3
Other	108	16	92
Total amortized intangible assets	118	23	95
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793
Total non-amortized intangible assets	178,606	—	178,606
Total intangible assets	$178,724	$23	$178,701

	August 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$8	$2
Other	92	42	50
Total amortized intangible assets	102	50	52
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793
Total non-amortized intangible assets	178,606	—	178,606
Total intangible assets	$178,708	$50	$178,658
The following table presents current and expected amortization expense of the existing intangible assets as of August 31, 2012 for each of the following periods (in thousands):

Amortization expense for the nine months ended August 31, 2012	$43
Remaining estimated amortization expense for the year ending November 30:
2012	8
2013	21
2014	16
2015	6
2016	1
There were no changes in the carrying value of goodwill during the three and nine months ended August 31, 2012.

6. Long-Term Debt
Long-term debt consists of the following (in thousands):

	November 30, 2011	August 31, 2012
5.4 percent Senior Notes	$87,024	$—
4.6 percent Senior Notes	65,000	65,000
4.8 percent Revenue Bonds	1,262	1,044
6.3 percent Term Loan	50,667	50,407
TIF bond debt service funding commitment	62,199	62,252
Revolving Credit Facility	50,000	120,000
	316,152	298,703
Less: current portion	2,264	2,293
	$313,888	$296,410
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
In June 2008, the Company entered into an interest rate swap agreement to effectively lock in a substantial portion of the interest rate exposure on approximately $150.0 million notional amount in anticipation of refinancing the $150.0 million of senior notes that matured in April 2009. This interest rate swap was designated and qualified as a cash flow hedge under ASC 815, “Accounting for Derivatives and Hedging.” As a result of the uncertainty with the U.S. credit markets, in February 2009, the Company amended and re-designated its interest rate swap agreement as a cash flow hedge with expiration in February 2011. During fiscal 2010, based on its current financial position and reduction in the anticipated debt issuance from $150.0 million to $65.0 million, the Company discontinued this cash flow hedge and settled the related liability. At August 31, 2012, the Company has approximately $5.4 million, net of tax, deferred in accumulated other comprehensive loss associated with this interest rate swap which is being amortized as interest expense over the life of the private placement senior notes completed in January 2011 (see below). The Company expects to recognize approximately $0.7 million of this balance, net of tax, during the next 12 months in the consolidated statement of operations.
In January 2011, the Company completed an offering of approximately $65.0 million principal amount of senior unsecured notes in a private placement (“4.6 percent Senior Notes”). These notes, which bear interest at 4.6 percent and are due January 2021, require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.6 percent Senior Notes may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company’s wholly owned domestic subsidiaries are guarantors of the 4.6 percent Senior Notes. The 4.6 percent Senior Notes also contain various restrictive covenants. The deferred financing fees, along with the aforementioned deferred interest rate swap balance included in accumulated other comprehensive loss, are treated as additional interest expense and are being amortized over the life of the 4.6 percent Senior Notes, on a straight-line method, which approximates the effective yield method. At August 31, 2012, outstanding principal on the 4.6 percent Senior Notes was approximately $65.0 million.
In September 2012, the Company completed an offering of approximately $100.0 million principal amount of senior unsecured notes in a private placement (“2024 Senior Notes”). The 2024 Senior Notes bear interest at 3.95 percent and are due September 2024. The 2024 Senior Notes require semi-annual interest payments on March 13 and September 13 through their maturity. The 2024 Senior Notes may be redeemed in whole or in part, at its option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company's wholly owned domestic subsidiaries are guarantors of the 2024 Senior Notes. The 2024 Senior Notes also contain various restrictive covenants. The deferred financing fees will be treated as additional interest expense and will be amortized over the life of the 2024 Senior Notes on a straight-line method, which approximates the effective yield method. The funds received were used to pay down $100.0 million of the outstanding balance on the 2010 Credit Facility.
The Company’s wholly owned subsidiary, Raceway Associates, LLC, which owns and operates Chicagoland Speedway and Route 66 Raceway, has debt outstanding in the form of revenue bonds payable (“4.8 percent Revenue Bonds”), consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.8 percent Revenue Bonds have an interest rate of 4.8 percent and a monthly payment of $29,000 principal and interest. At August 31, 2012, outstanding principal on the 4.8 percent Revenue Bonds was approximately $1.0 million.

The term loan (“6.3 percent Term Loan”), related to the construction of the Company’s International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.3 percent, and a current monthly payment of approximately $292,000. At August 31, 2012, the outstanding principal on the 6.3 percent Term Loan was approximately $50.4 million.
At August 31, 2012, outstanding taxable special obligation revenue (“TIF”) bonds, in connection with the financing of construction of Kansas Speedway, totaled approximately $62.3 million, net of the unamortized discount, which is comprised of a $13.2 million principal amount, 6.2 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
In November 2010, the Company entered into a $300.0 million revolving credit facility (“2010 Credit Facility”). The 2010 Credit Facility contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions. The 2010 Credit Facility is scheduled to mature in November 2015, and accrues interest at LIBOR plus 150.0 — 225.0 basis points, depending on the better of its debt rating as determined by specified rating agencies or the Company’s leverage ratio. The 2010 Credit Facility contains various restrictive covenants. At August 31, 2012, the Company had approximately $120.0 million outstanding under the 2010 Credit Facility.
Total interest expense from continuing operations incurred by the Company was approximately $3.8 million and $3.7 million for the three months ended August 31, 2011 and 2012, respectively, and approximately $11.4 million and $10.1 million for the nine months ended August 31, 2011 and 2012, respectively. Total interest capitalized for the three months ended August 31, 2011 and 2012 was approximately $0.9 million and $0.2 million, respectively, and approximately $2.4 million and $2.9 million for the nine months ended August 31, 2011 and 2012, respectively.
Financing costs of approximately $4.9 million and $4.3 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2011 and August 31, 2012, respectively. These costs are being amortized on a straight-line method, which approximates the effective yield method, over the life of the related financing.
7. Financial Instruments
Various inputs are considered when determining the carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities which approximate fair value due to the short-term maturities of these assets and liabilities. These inputs are summarized in the three broad levels listed below:

•	Level 1 — observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets

•	Level 2 — other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.)

•	Level 3 — significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)
At August 31, 2012, the Company had money market funds totaling approximately $55.4 million which are included in cash and cash equivalents in its consolidated balance sheets. All inputs used to determine fair value are considered level 1 inputs.
Fair values of long-term debt are based on quoted market prices at the date of measurement. The Company’s credit facilities approximate fair value as they bear interest rates that approximate market. These inputs used to determine fair value are considered level 2 inputs. The fair value of the remaining long-term debt, as determined by quotes from financial institutions, was approximately $270.9 million compared to the carrying amount of approximately $266.2 million and approximately $181.0 million compared to the carrying amount of approximately $178.7 million at November 30, 2011 and August 31, 2012, respectively.
The Company had no level 3 inputs as of August 31, 2012.
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
Since inception of the Plan through August 31, 2012, the Company has purchased 7,063,962 shares of its Class A common shares, for a total of approximately $268.3 million. The Company did not purchase any shares of its Class A common shares during the three month period ended August 31, 2012. Transactions occur in open market purchases and pursuant to a trading plan under Rule 10b5-1. At August 31, 2012, the Company had approximately $61.7 million remaining repurchase authority under the current Stock Purchase Plan.
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
In July 2012, the Company awarded and issued a total of 9,168 restricted shares of the Company’s Class A common shares to certain non-employee directors, under the 2006 Plan. The shares of restricted stock awarded in July 2012, vest at the rate of 100.0 percent on the one year anniversary of the award date. The weighted average grant date fair value of these restricted share awards was $26.18 per share. In accordance with ASC 718, “Compensation — Stock Compensation” the Company is recognizing stock-based compensation on its restricted shares awarded on the straight-line method over the requisite service period.
10. Income Taxes
As of August 31, 2012, in accordance with ASC 740, “Income Taxes,” the Company has a total liability of approximately $2.5 million for uncertain tax positions, inclusive of tax, interest, and penalties. Of this amount, approximately $1.8 million represents income tax liability for uncertain tax positions related to various state income tax matters. If the accrued liability was de-recognized, approximately $1.2 million of taxes would impact the Company’s consolidated statement of operations as a reduction to its effective tax rate. Included in the balance sheet at August 31, 2012 are approximately $0.6 million of items of which, under existing tax laws, the ultimate deductibility is certain but for which the timing of the deduction is uncertain. Because of the impact of deferred income tax accounting, a deduction in a subsequent period would result in a deferred tax asset. Accordingly, upon de-recognition, the tax benefits associated with the reversal of these timing differences would have no impact, except for related interest and penalties, on the Company’s effective income tax rate.
The Company recognizes interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. As of August 31, 2012, the total amounts for accrued interest and penalties were approximately $0.5 million and approximately $0.2 million, respectively. If the accrued interest and penalties were de-recognized, approximately $0.3 million would impact the Company’s consolidated statement of operations as a reduction to its effective tax rate.
The Company continues to pursue settlements with the appropriate state tax authorities related to certain state tax issues, as well as in connection with our previously settled examination with the Internal Revenue Service, and on similar terms. The Company expects to pay up to $0.4 million in total to finalize all pending settlements with various states within the next 12 months. The Company believes that it has provided adequate reserves related to these various state matters including interest charges through August 31, 2012, and, as a result, does not expect that such an outcome would have a material adverse effect on results of operations.
The Company’s effective income tax rate for the three month period ended August 31, 2011 and for the nine month periods ended August 31, 2011 and 2012, approximated the statutory income tax rate. The de-recognition of potential tax and interest associated with certain state items accrued are the principal cause of the increased effective income tax benefit for the three months ended August 31, 2012. As a result of these items, the Company’s effective income tax benefit increased from the statutory income rate to approximately 51.3 percent for the three months ended August 31, 2012.
11. Related Party Disclosures and Transactions
All of the racing events that take place during the Company’s fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association, the American Motorcyclist Association, the Automobile Racing Club of America, the American Sportbike Racing Association — Championship Cup Series, the Federation Internationale de

L’Automobile, the Federation Internationale Motocycliste, Grand American Road Racing Association (“Grand American”), Historic Sportscar Racing, IZOD IndyCar Series, National Association for Stock Car Auto Racing (“NASCAR”), National Hot Rod Association, the Porsche Club of America, the Sports Car Club of America, the Sportscar Vintage Racing Association, the United States Auto Club and the World Karting Association. NASCAR, which sanctions many of the Company’s principal racing events, is a member of the France Family Group which controls approximately 71.7 percent of the combined voting power of the outstanding stock of the Company, as of November 30, 2011, and some members of which serve as directors and officers of the Company. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR from continuing operations for disbursement to competitors, which are exclusive of NASCAR sanction fees, totaled approximately $29.6 million and $24.2 million for the three months ended August 31, 2011 and 2012, respectively, and $86.4 million and $86.9 million for the nine months ended August 31, 2011 and 2012, respectively.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire NASCAR Sprint Cup, Nationwide and Camping World Truck series schedules. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Sprint Cup, Nationwide and Camping World Truck series event as a component of its sanction fees. The promoter records 90.0 percent of the gross broadcast rights fees as revenue and then records 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors. Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event. The Company’s television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR Sprint Cup, Nationwide, and Camping World Truck series events conducted at its wholly owned facilities, and recorded as part of motorsports related revenue, were approximately $61.1 million and $50.1 million for the three months ended August 31, 2011 and 2012, respectively, and $191.8 million and $193.4 million for the nine months ended August 31, 2011 and 2012, respectively.
12. Commitments and Contingencies
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal and any required premium and interest on the 2002 STAR Bonds. At August 31, 2012, the Unified Government had approximately $1.9 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling approximately $4.0 million at August 31, 2012. At August 31, 2012, there were no amounts drawn on the standby letters of credit.
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

Intersegment sales are accounted for at prices comparable to unaffiliated customers. The following tables provide segment reporting of the Company for the three months ended August 31, 2011 and 2012 (in thousands):

	Three Months Ended August 31, 2011
	Motorsports Event	All Other	Total
Revenues	$140,685	$10,128	$150,813
Depreciation and amortization	17,188	1,797	18,985
Operating income	20,263	257	20,520
Capital expenditures	21,964	7,869	29,833
Total assets	1,642,727	297,327	1,940,054
Equity investments	—	78,744	78,744
	Three Months Ended August 31, 2012
	Motorsports Event	All Other	Total
Revenues	$108,000	$8,397	$116,397
Depreciation and amortization	17,900	1,466	19,366
Operating income (loss)	917	(221)	696
Capital expenditures	22,099	457	22,556
Total assets	1,627,761	357,157	1,984,918
Equity investments	—	153,655	153,655
	Nine Months Ended August 31, 2011
	Motorsports Event	All Other	Total
Revenues	$415,318	$24,031	$439,349
Depreciation and amortization	51,795	5,370	57,165
Operating income (loss)	85,013	(1,070)	83,943
Capital expenditures	44,371	10,763	55,134
	Nine Months Ended August 31, 2012
	Motorsports Event	All Other	Total
Revenues	$402,273	$21,878	$424,151
Depreciation and amortization	53,407	4,585	57,992
Operating income	65,007	(1,443)	63,564
Capital expenditures	46,470	2,178	48,648
Intersegment revenues were approximately $0.5 million and $0.5 million for the three months ended August 31, 2011 and 2012, respectively, and approximately $1.6 million and $1.2 million for the nine months ended August 31, 2011 and 2012, respectively.
The Company recorded an impairment of long-lived assets of approximately $7.1 million, for the nine months ended August 31, 2012, and is primarily attributable to the removal of certain assets not fully depreciated. The Company recorded an impairment of long-lived assets of approximately $3.1 million, for the nine months ended August 31, 2011, and is primarily attributable to the removal of certain assets not fully depreciated. These impairments were included in the Motorsports Event segment.

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
Impairment of Long-lived Assets, Goodwill and Other Intangible Assets. Our consolidated balance sheets include significant amounts of long-lived assets, goodwill and other intangible assets which could be subject to impairment. As of August 31, 2012, goodwill and other intangible assets and property and equipment accounts for approximately $1.7 billion, or 83.9 percent of our total assets. We account for our goodwill and other intangible assets in accordance with ASC 350, “Intangibles — Goodwill and Other,” and for our long-lived assets in accordance with ASC 360, “Property, Plant and Equipment.”
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
In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments we exert significant influence on the investee but do not have effective control over the investee, which adds an additional element of risk that can adversely impact our financial position and results of operations. The carrying value of our equity investments was $153.7 million at August 31, 2012.
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
The Hollywood Casino at Kansas Speedway features a 95,000 square foot casino with 2,000 slot machines and 52 table games (including 12 poker tables), a 1,253 space parking structure as well as a sports-themed bar, dining and entertainment options. Kansas Entertainment funded the development with equity contributions from each partner. KSDC and Penn shared equally in the cost of developing and constructing the facility. Our share of capitalized development costs for the project, excluding our contribution of land, was approximately $145.0 million. Through August 31, 2012, we have funded approximately $134.3 million of these capitalized development costs as well as certain working capital needs of the project prior to opening. Cash flow from the casino’s operations has been used to fund the remaining development costs. During our fiscal 2012 fourth quarter, it is expected that cash flows from the casino's operations will be distributed to Penn and KSDC in accordance with the partnership agreement.
We have accounted for Kansas Entertainment as an equity investment in our financial statements as of August 31, 2011 and 2012. Start up and related costs through opening were expensed through equity in net loss from equity investments. Our 50.0 percent portion of Kansas Entertainment’s net (loss) income is approximately $(1.8) million and $0.9 million for the three months ended August 31, 2011 and 2012, respectively, and approximately $(2.8) million and $2.0 million for the nine months ended August 31, 2011 and 2012, respectively and is included in equity in net (loss) income from equity investments in our consolidated statements of operations.
Staten Island Property
Our wholly owned indirect subsidiary, 380 Development, LLC (“380 Development”), owns a total of 676 acres located in the New York City borough of Staten Island. We are currently in exclusive negotiations with an interested buyer for 380 Development.
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
Motorsports Authentics
We are a partner with Speedway Motorsports, Inc. in a 50/50 joint venture, SMISC, LLC, which, through its wholly owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics (“MA”). MA designs, promotes, markets and distributes motorsports licensed merchandise. Our investment in MA was previously reduced to zero and we did not recognize any net income or loss from operations of MA during the three and nine months ended August 31, 2011 or 2012, respectively.
We have a guaranty exposure to one NASCAR team licensor which will be satisfied upon MA making certain payments to the team through January 2013. As of August 31, 2012, our guaranty exposure was approximately $1.2 million. While it is possible that some obligation under this guarantee may occur in the future, the amount we will ultimately pay cannot be estimated at this time. In any event, we do not believe that the ultimate financial outcome will have a material impact on our financial position or results of operations.
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
In September 2012, we completed an offering of approximately $100.0 million principal amount of senior unsecured notes in a private placement (“2024 Senior Notes”). The 2024 Senior Notes bear interest at 3.95 percent and are due January 2024. The 2024 Senior Notes require semi-annual interest payments on September 13 and February 13 through their maturity. The 2024 Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Certain of our wholly owned domestic subsidiaries are guarantors of the 2024 Senior Notes. The 2024 Senior Notes also contain various restrictive covenants. The deferred financing fees will be treated as additional interest expense and will be amortized over the life of the 2024 Senior Notes on a straight-line method, which approximates the effective yield method. The funds received were used to pay down $100.0 million of the outstanding balance on our $300.0 million revolving credit facility (“2010 Credit Facility”).
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
Since inception of the Plan through August 31, 2012, we have purchased 7,063,962 shares of our Class A common shares, for a total of approximately $268.3 million. We did not purchase any shares of our Class A common shares during the three month period ended August 31, 2012. Transactions occur in open market purchases and pursuant to a trading plan under Rule 10b5-1. At August 31, 2012, we had approximately $61.7 million remaining repurchase authority under the current Stock Purchase Plan.
Income Taxes
The Company’s effective income tax rate for the three month period ended August 31, 2011 and for the nine month periods ended August 31, 2011 and 2012, approximated the statutory income tax rate. The de-recognition of potential tax and interest associated with certain state items accrued are the principal cause of the increased effective income tax benefit for the three months ended August 31, 2012. As a result of these items, the Company’s effective income tax benefit increased from the statutory income rate to approximately 51.3 percent for the three months ended August 31, 2012.
Future Trends in Operating Results
Economic conditions, including those affecting disposable consumer income and corporate budgets such as employment levels, business conditions, interest rates and taxation rates, impact our ability to sell tickets to our events and to secure corporate marketing partnerships. We believe that unprecedented adverse economic trends, particularly the decline in consumer confidence, affect the frequency with which our guests choose to visit our major motorsports facilities. These trends significantly contributed to the decreased level of attendance for certain of our motorsports entertainment events. Absent sustained improvement in consumer confidence that includes an increase in discretionary spending, we expect certain adverse trends to persist, which will impact our business, especially attendance-related and corporate partner revenues. Mitigating the potential decline in certain revenue categories are cost containment initiatives that have been implemented. While cost containment is expected to continue to provide a positive impact on our financial position, we do not have significant incremental costs that can be reduced without materially altering the way we operate.
Admissions
An important component of our operating strategy has been our long-standing practice of focusing on supply and demand when evaluating ticket pricing and adjusting capacity at our facilities. By effectively managing ticket prices and seating capacity, we have historically shown the ability to stimulate ticket renewals and advance ticket sales. Advance ticket sales result in earlier cash flow and reduce the potential negative impact of actual, as well as forecasted, inclement weather on ticket sales. As with any ticketing initiatives, we first examine our ticket pricing structure at each of our major motorsports facilities to ensure that prices are in line with market demand. When determined necessary, we will adjust ticket pricing. We believe our ticket pricing is on target with demand, providing attractive price points for all income levels.
It is important that we maintain the integrity of our ticket pricing model by rewarding our most loyal customers. We do not adjust pricing downward inside of the sales cycle to avoid rewarding last-minute ticket buyers by discounting tickets. Further, we closely monitor and manage the availability of promotional tickets. All of these factors could have a detrimental effect on our ticket pricing model and long-term value of our business. We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth than to capture short-term incremental revenue. To that end, we continue to experiment with innovative accelerated ticket pricing (whereby prices increase over time) as well as price increases week of/day of races to ensure that our customers who bought earliest receive the best pricing.
Adjusting sellable seating capacity at our major motorsports facilities that host NASCAR Sprint Cup Series events is another initiative designed to regain a more normalized advance ticket sales trend. The reduction of sellable capacity, which is primarily achieved by providing improved and wider seating for our fans, enhances the overall guest experience. Any further reduction in capacity will be incremental as we gradually improve seating at our facilities.

The industry and its stakeholders are committed to growing the sport and have aligned with NASCAR as it initiates its five-year Industry Action Plan (“IAP”) to connect with existing fans, as well as engage Gen Y, youth and multicultural consumers in motorsports. Additional areas of focus within the IAP that all stakeholders are supporting to ensure the future growth of NASCAR include building product relevance, cultivating driver star power, growing social media activities and enhancing the event experience.
To assist with the IAP, NASCAR engaged Ogilvy & Mather, one of the largest marketing communications companies in the world, with target segmentation, brand vision/storytelling, media strategy, and promotional tasks, and support for NASCAR's digital team.
Recent developments within the IAP include NASCAR and FOX Deportes, the No. 1 U.S. Latino Sports network, teaming up to provide the sport's most expansive Spanish-language broadcast offering with coverage of 15 Sprint Cup Series races, including for the first time, a Spanish-language broadcast of the 2013 Daytona 500 and several other events, as well as original programming, daily news segments and weekly updates.
To support the IAP, we are committed to providing our guests the best technology amenities to improve our at-track connectivity and digital apps. Our customers want greater ability to communicate using their wireless devices when they attend our events. We too want the ability to connect with these customers as they enter our motorsports facilities with timely information to enhance their event day experience. To accomplish this, we have entered into an agreement with American Tower Corporation and Corning Cable Systems LLC to design and install fiber optic cable networks supporting the deployment of distributed antenna systems (“DAS”) at 12 of our major motorsports facilities. Our agreement also includes the opportunity to expand the scope to include Wi-Fi. We are confident our customer will experience the improved wireless performance at our events.
Corporate Partnerships
We believe that our presence in key metropolitan statistical areas, year-round event schedule, impressive portfolio of major motorsports events and attractive fan demographics are beneficial as we continue to pursue renewal and expansion of existing corporate marketing partnerships and establish new corporate relationships.
Our corporate sales team continues to generate strong levels of interest from corporate prospects. Recent economic trends have influenced corporate budgets, sales and contract duration. For 2012-to-date, we have seen a mix of both increasing and decreasing pricing. However, in spite of the adverse trends and mixed pricing, we have been able to accurately target our gross corporate marketing partnership revenues over past the few years. This fiscal year, we expect to be with a few percentage points of our 2012 target.
Entering into the 2012 season, we had more available inventory than in previous years due to the shorter duration of contracted terms. We continue to secure multi-year deals and have recently announced that Martinsville Speedway ("Martinsville") and PepsiCo entered into an extension of their 65-year partnership with a new multi-year beverage contract. PepsiCo beverages will continue to be exclusively served at the track, and Pepsi will remain the official soft drink of Martinsville. The renewed agreement continues one of the longest running partnerships in the history of racing.
From an entitlement perspective, we have secured all NASCAR Nationwide and Camping World Truck series event entitlements, and secured all but one NASCAR Sprint Cup series entitlement for the year. We are actively working on securing the remaining open NASCAR event entitlements and other available inventory for the 2013 season. Based on current activity and interest, we expect to have less available inventory as we enter into the 2013 season than this year, which will help improve the terms on the limited inventory.
Television Broadcast and Ancillary Media Rights
Domestic broadcast and ancillary media rights fees revenues are an important component of our revenue and earnings stream. Starting in 2007, NASCAR entered into new combined eight-year agreements with FOX, ABC/ESPN, TNT and SPEED for the domestic broadcast and related rights for its three national touring series — Sprint Cup, Nationwide and Camping World Truck. The agreements total approximately $4.5 billion over the eight-year period from 2007 through 2014. This results in an approximate $560.0 million gross average annual rights fee for the industry, a more than 40.0 percent increase over the previous contract average of $400.0 million annually. The industry rights fees were approximately $505.0 million, $515.0 million, $530.0 million, $545.0 million and $565.0 million for fiscal 2007, 2008, 2009, 2010 and 2011, respectively, and will be approximately $585.0 million for 2012; $605.0 million for 2013; and, $630.0 million for 2014.
FOX and TNT have been strong supporters of NASCAR racing since 2001, and both have played a major role in the sport’s climb in popularity. We have, and expect to continue to see, ongoing broadcast innovation in their coverage of NASCAR racing events. Also notable was the return of ESPN to the sport in 2007, which it helped build throughout the 1980s and 1990s. ESPN’s coverage and weekly ancillary NASCAR-related programming continues to promote the sport across its various channels. Further, ESPN broadcasts substantially the entire ABC/ESPN inventory of NASCAR Sprint Cup and Nationwide series events, providing these series with the continuity and promotional support that we believe will allow them to flourish. ESPN, with a subscriber base at approximately 100 million homes, has the ability to attract younger viewers as well as create more exposure for the sport. Cable broadcasters can typically support a higher investment due to subscriber fees that are not available to traditional networks, which is a potential benefit as NASCAR negotiates the next consolidated domestic broadcast media rights contract.

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
This year, the 54th running of the DAYTONA 500 was rescheduled due to weather and for the first time in its storied history the event was hosted during FOX’s primetime. The event was the most-watched NASCAR broadcast ever for FOX with a domestic viewing audience of 36.5 million seeing a portion of the race. Season-to-date, the NASCAR Sprint Cup Series events have ranked among the top two sports of the weekend on television 20 out of 26 event weekends in 2012. In addition, the NASCAR Nationwide Series is the second-highest rated motorsports series on television and the NASCAR Camping World Truck Series is the third-highest rated motorsports series on cable television.
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
Domestic broadcast media rights fees provide significant cash flow visibility to us, race teams and NASCAR over the contract term. Television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events conducted at our wholly owned facilities under these agreements, and recorded as part of motorsports related revenue, were approximately $61.1 million and $50.1 million for three months ended August 31, 2011 and 2012, respectively, and $191.8 million and $193.4 million for the nine months ended August 31, 2011 and 2012, respectively. Operating income generated by these media rights were approximately $44.7 million and $36.3 million for the three months ended August 31, 2011 and 2012, respectively, and $140.7 million and $140.5 million for the nine months ended August 31, 2011 and 2012, respectively.
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
Capital Improvements
Enhancing the live event experience for our guest is a critical strategy for future growth. We are convinced that our focus on driving incremental earnings by improving the fan experience will lead to increased ticket sales, better pricing power, and greater potential to capture market share, in the long-term. We compete for the consumers’ discretionary dollar with other entertainment options such as concerts and other major sporting events not just motorsports events. To better meet our customer’s expectations, we are committed to improving the guest experience through on-going capital improvements at our facilities to better position the Company for long-term growth. Today’s consumer wants easy access into and out of a venue; comfortable and wider seating; clean and available facilities; more points of sales; enhanced audio and visual engagement; and social connectivity. We also anticipate modest capital spending on other projects for maintenance, safety and regulatory requirements.
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
We are currently in the process of reviewing potentially highly impactful projects that would necessitate an increase in our capital spending at existing facilities above recent levels. At Daytona, we recently filed a Planned Master Development application, which is the first step in the pursuit of potential significant redevelopment projects at the ‘World Center of Racing.’ While many aspects of the projects are yet to be determined, such projects could include a complete overhaul of the entire frontstretch at the legendary speedway, creating a world-class motorsports entertainment facility including features such as new seats, suites and guest amenities as well as new entry points, improved fan conveyance, a modern exterior, first-class interior areas, and a redesigned midway for fans. Any substantial increase in spending above recent levels will depend upon several factors such as a stable economic operating environment and, preferably, the sale of our Staten Island property.
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

Subsequent to the end of our fiscal 2012 third quarter, we expect the Hollywood Casino at Kansas Speedway to begin providing positive cash flow to us and expect our fiscal 2012 fourth quarter and full year financial results to includes slightly positive equity income in our consolidated statement of operations. While this is the first venture in our market-based real estate strategy to monetize our real estate through ancillary development, we are confident that this project will create significant value for our shareholders. We are interested in replicating further ancillary development at certain of our other motorsports facilities.
Current Litigation
From time to time, we are a party to routine litigation incidental to our business. We do not believe that the resolution of any or all of such litigation will have a material adverse effect on our financial condition or results of operations.
Postponement and/or Cancellation of Major Motorsports Events
We promote outdoor motorsports entertainment events. Weather conditions affect sales of, among other things, tickets, food, drinks and merchandise at these events. Poor weather conditions prior to an event, or even the forecast of poor weather conditions, could have a negative impact on us, particularly for walk-up ticket sales to events which are not sold out in advance. If an event scheduled for one of our facilities is delayed or postponed because of weather or other reasons such as, for example, the general postponement of all major sporting events in the United States following the September 11, 2001 terrorism attacks, we could incur increased expenses associated with conducting the rescheduled event, as well as possible decreased revenues from tickets, food, drinks and merchandise at the rescheduled event. If such an event is canceled, we would incur the expenses associated with preparing to conduct the event as well as losing the revenues, including any live broadcast revenues, associated with the event to the extent such losses were not covered by insurance.
Seasonality and Quarterly Results
We derive most of our income from a limited number of NASCAR-sanctioned races. As a result, our business has been, and is expected to remain, highly seasonal based on the timing of major racing events. Future schedule changes as determined by NASCAR or other sanctioning bodies, as well as the acquisition of additional, or divestiture of existing, motorsports entertainment facilities could impact the timing of our major events in comparison to prior or future periods. Because of the seasonal concentration of racing events, the results of operations for the three and nine month periods ended August 31, 2011 and 2012, are not indicative of the results to be expected for the year.
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
The adjustments for 2011 relate to carrying costs of our Staten Island property, impairments of certain other long-lived assets and the pre-opening expenses related to the Hollywood Casino at Kansas Speedway — equity in net loss from equity investment.

The adjustments for 2012 relate to carrying costs of our Staten Island property, legal settlement, impairments of certain other long-lived assets, loss on early redemption of debt and net gain on sale of certain assets.

	Three Months Ended		Nine Months Ended
	August 31, 2011	August 31, 2012	August 31, 2011	August 31, 2012
		(Unaudited)
	( In Thousands, Except Per Share Amounts )
Net income (loss)	$9,650	$(1,037)	$42,958	$29,842
Adjustments, net of tax:
Carrying costs related to Staten Island	607	825	878	1,864
Legal settlement	—	—	—	716
Impairment of long-lived assets	150	858	1,894	4,330
Loss on early redemption of debt	—	—	—	5,568
Casino pre-opening expenses	1,119	—	1,709	—
Net gain on sale of certain assets	—	—	—	(557)
Non-GAAP net income	$11,526	$646	$47,439	$41,763
Per share data:
Diluted earnings (loss) per share	$0.20	$(0.02)	$0.90	$0.64
Adjustments, net of tax:
Carrying costs related to Staten Island	0.01	0.01	0.02	0.04
Legal settlement	—	—	—	0.02
Impairment of long-lived assets	—	0.02	0.03	0.09
Loss on early redemption of debt	—	—	—	0.12
Casino pre-opening expenses	0.03	—	0.04	—
Net gain on sale of certain assets	—	—	—	(0.01)
Non-GAAP diluted earnings per share	$0.24	$0.01	$0.99	$0.90

Comparison of the Results for the Three and Nine Months Ended August 31, 2012 to the Results for the Three and Nine Months Ended August 31, 2011.
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	August 31, 2011	August 31, 2012	August 31, 2011	August 31, 2012
		(Unaudited)
Revenues:
Admissions, net	24.1	22.5	23.4	22.7
Motorsports related	65.8	67.3	66.7	67.3
Food, beverage and merchandise	8.2	7.7	8.0	7.7
Other	1.9	2.5	1.9	2.3
Total revenues	100.0	100.0	100.0	100.0
Expenses:
Direct expenses:
Prize and point fund monies and NASCAR sanction fees	25.0	26.0	23.9	24.7
Motorsports related	24.9	25.9	20.5	20.5
Food, beverage and merchandise	6.5	6.5	6.2	6.0
General and administrative	17.2	23.1	16.4	18.4
Depreciation and amortization	12.6	16.7	13.1	13.7
Impairment on long-lived assets	0.1	1.2	0.7	1.7
Total expenses	86.3	99.4	80.8	85.0
Operating income	13.7	0.6	19.2	15.0
Interest income	—	—	—	—
Interest expense	(2.5)	(3.2)	(2.6)	(2.4)
Loss on early redemption of debt	—	—	—	(2.1)
Equity in net (loss) income from equity investments	(1.2)	0.8	(0.7)	0.5
Other income	—	—	—	0.2
Income (loss) from continuing operations before income taxes	10.0	(1.8)	15.9	11.2
Income taxes	3.6	(0.9)	6.1	4.1
Net income (loss)	6.4	(0.9)	9.8	7.1
Comparability of results for the three and nine months ended August 31, 2012 to the same periods in fiscal 2011 was impacted by the following:

•	The spring NASCAR Sprint Cup and Camping World Truck series events held at Kansas in the second quarter of fiscal 2012 were held in the third quarter of fiscal 2011;

•	The NASCAR Camping World Truck Series event held at Darlington Raceway (“Darlington”) in the second quarter of fiscal 2011 will not be held in fiscal 2012;

•	The NASCAR Nationwide Series event held at Stock Car Montreal in the third quarter of fiscal 2011 for which we are no longer the event promoter starting in fiscal 2012;

•	Chicagoland Speedway ("Chicagoland") held a NASCAR Camping World Truck Series event in the third quarter of fiscal 2012. The corresponding event was held in the fourth quarter of fiscal 2011.

•	Phoenix International Raceway (“Phoenix”) held a NASCAR Camping World Truck Series event in the first quarter of fiscal 2011. The corresponding event will be held in the fourth quarter of fiscal 2012;

•	The previously discussed expectation of lower ancillary revenues in 2012 (see “Future Trends in Operating Results — Television Broadcast and Ancillary Media Rights”);

•
During the nine month period ended August 31, 2012, we expensed approximately $3.1 million, or $0.04 per diluted share, of certain ongoing carrying costs related to our Staten Island property. During the nine month period ended

August 31, 2011, we expensed approximately $1.4 million of similar costs;

•
During the second quarter of our fiscal 2012, we recognized a charge relating to a settlement of a litigation involving certain ancillary facility operations of approximately $1.2 million, or $0.02 per diluted share;

•
During the nine month period ended August 31, 2012, we recognized approximately $7.1 million, or $0.09 per diluted share, of impairments of long-lived assets primarily attributable to the removal of assets not fully depreciated in connection with certain capital improvements. For the nine months ended August 31, 2011, we recognized impairments of long-lived assets totaling approximately $3.1 million, or $0.03 per diluted share;

•
During the second quarter of fiscal 2012, we recognized approximately $9.1 million in expenses, or $0.12 per diluted share, related to the redemption of the remaining $87.0 million principal 5.4% Senior Notes maturing in 2014 (see “Redemption of Senior Notes”);

•
For the nine months ended August 31, 2012, we recognized approximately $2.0 million of income from equity investments associated with our Hollywood Casino at Kansas Speedway, which included results of operations beginning in February 2012, net of charges related to certain start up costs through the opening. During the nine month period ended August 31, 2011, we recognized a loss of approximately $2.8 million, or $0.04 per diluted share, from this equity investment consisting of start up costs prior to opening in fiscal 2012; and

•	During the nine month period ended August 31, 2012, we recorded approximately $0.9 million, or $0.01 per diluted share, net gain on the sale of certain assets.
Admissions revenue decreased approximately $10.2 million, or 28.1 percent, and $6.4 million, or 6.2 percent, during the three and nine months ended August 31, 2012, respectively, as compared to the same periods of the prior year. The decrease for the three month period is largely attributable to the previously mentioned timing of the spring events at Kansas and the NASCAR Nationwide event at Stock Car Montreal, as well as decreased attendance at certain other events held in the period. Slightly offsetting the three month period decrease was the previously mentioned timing of the NASCAR Camping World Truck Series event held at Chicagoland. The decrease for the nine month period is largely attributable to the previously discussed NASCAR Nationwide event at Stock Car Montreal, as well as decreases in attendance at certain other events held in the period and the previously discussed NASCAR Camping World Truck Series event held at Darlington in fiscal 2011 that will not be held in fiscal 2012. Partially offsetting the nine month decrease was the previously mentioned timing of the NASCAR Camping World Truck Series event held at Chicagoland and increased attendance for certain events conducted during Speedweeks at Daytona.
Motorsports related revenue decreased approximately $20.8 million, or 21.1 percent, and $7.7 million, or 2.6 percent, during the three and nine months ended August 31, 2012, respectively, as compared to the same periods of the prior year. The decrease for the three month period is largely attributable to the previously mentioned timing of the spring events at Kansas and the previously discussed NASCAR Nationwide event at Stock Car Montreal, as well as reduced ancillary rights and decreases in sponsorship, suite and hospitality revenue at certain other events held in the period. The decrease for the nine month period is largely attributable to the previously discussed NASCAR Nationwide event at Stock Car Montreal, as well as reduced ancillary rights and decreases in sponsorship, suite and hospitality revenue for certain events held during the periods. Partially offsetting these decreases were increases in television broadcast revenue for events held during the three and nine month periods.
Food, beverage and merchandise revenue decreased approximately $3.4 million, or 27.7 percent, and $2.3 million, or 6.6 percent, during the three and nine months ended August 31, 2012, respectively, as compared to the same periods of the prior year. The decrease for the three month period is primarily due to the previously mentioned timing of the spring events at Kansas and concession sales related to offsite events that were held in the third quarter of fiscal 2011, that were not held in the fiscal 2012. The decrease for the nine month period is primarily due to concession sales related to offsite events that were held in fiscal 2011, that were not held in the fiscal 2012. Partially offsetting the decrease was higher catering, merchandise and concession revenues during events held during Speedweeks at Daytona.
Prize and point fund monies and NASCAR sanction fees decreased approximately $7.4 million, or 19.7 percent, and $0.5 million, or 0.5 percent, during the three and nine months ended August 31, 2012, respectively, as compared to the same periods of the prior year. The decrease for the three and nine month periods are primarily due to the previously mentioned timing of the spring events at Kansas. Offsetting the decrease in the nine month period were increases in television broadcast rights fees for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events held during the period as standard NASCAR sanctioning agreements require a specific percentage of television broadcast rights fees to be paid to competitors.
Motorsports related expenses decreased approximately $7.5 million, or 20.0 percent, and $2.9 million, or 3.2 percent, during the three and nine months ended August 31, 2012, respectively, as compared to the same periods of the prior year. The decrease for the three month period is largely attributable to the previously discussed NASCAR Nationwide event at Stock Car Montreal and the timing of the spring events at Kansas. Partially offsetting this decrease was the previously mentioned timing of the NASCAR Camping World Truck Series event held at Chicagoland. The decrease for the nine month period is largely attributable to the previously discussed NASCAR Nationwide event at Stock Car Montreal. Partially offsetting this decrease was the previously mentioned timing of the NASCAR Camping World Truck Series event held at Chicagoland, as well as increases in expenses related to the certain non-event operations and other events conducted during the period. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue increased to approximately 28.9 percent for the three months ended August 31, 2012, and increased slightly to approximately 22.8 percent for the nine months ended August 31, 2012, as compared to 27.8 percent and 22.7 percent for the same respective periods in the prior year. The slight decrease in margin for the three month period is primarily due to the previously discussed timing of the spring events held at Kansas, as well as the aforementioned offsite events that were held in fiscal 2011, that were not held in the fiscal 2012, while the margins related to the nine month period remained relatively consistent with prior year.
Food, beverage and merchandise expense decreased approximately $2.2 million, or 22.9 percent, and $1.8 million, or 6.8 percent, during the three and nine months ended August 31, 2012, respectively, as compared to the same periods of the prior year. The decreases for the three and nine month periods are substantially attributable to expenses related to concession sales for offsite events that were held in fiscal 2011, that were not held in the fiscal 2012. Also contributing to the three month decrease was the previously mentioned timing of the spring events at Kansas. Partially offsetting the nine month decrease was increases in concessions and catering expense at certain events held during Speedweeks at Daytona. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue increased to approximately to 83.9 percent for the three months ended August 31, 2012, and decreased slightly to approximately 77.6 percent for the nine months ended August 31, 2012, as compared to 78.6 percent and 77.7 percent for the same respective periods in the prior year. The decrease in margin for the three month period is previously discussed timing of the spring events held at Kansas, while the margins related to the nine month period remained relatively consistent with prior year.
General and administrative expenses increased approximately $1.0 million, or 4.0 percent, and $6.0 million, or 8.3 percent, during the three and nine months ended August 31, 2012, respectively, as compared to the same periods of the prior year. The increases for the three and nine month periods are primarily attributable to certain carrying costs of our Staten Island property, legal expenses, and certain administrative costs. The nine month increase was also impacted by the aforementioned legal settlement. General and administrative expenses as a percentage of total revenues increased to approximately 23.2 percent and 18.4 percent for the three and nine months ended August 31, 2012, as compared to 17.2 percent and 16.4 percent for the same respective periods in the prior year. The decreased margin during the three month period is primarily due to the decrease in revenues associated with the previously mentioned timing of the spring events at Kansas and the NASCAR Nationwide event at Stock Car Montreal.
Depreciation and amortization expense increased approximately $0.4 million, or 2.0 percent, and $0.8 million, or 1.4 percent, during the three and nine months ended August 31, 2012, respectively, as compared to the same period of the prior year. The increases were attributable to capital expenditures for our ongoing facility enhancements and related initiatives.
Impairment of long-lived assets of approximately $7.1 million in fiscal 2012 is primarily attributable to the removal of certain assets not fully depreciated in connection with the repaving of the track at Kansas, as well as guest enhancements at our other facilities. The impairment of long-lived assets of approximately $3.1 million in fiscal 2011 is primarily attributable to the removal of certain assets not fully depreciated in connection with the repaving of the track and grandstand enhancements at Phoenix and the grandstand enhancements at Kansas.
Interest income during the three and nine months ended August 31, 2012 was comparable to the same period of the prior year.
Interest expense decreased slightly during the three month period ended August 31, 2012 due to the redemption of the remaining $87.0 million principal 5.4% Senior Notes in March 2012 and was substantially offset by decreased capitalized interest and higher borrowings on our 2010 Credit Facility. Interest expense decreased $1.4 million, or 12.0 percent, during the nine month period ended August 31, 2012, as compared to the same period of the prior year. The decrease is primarily due to the redemption of the remaining $87.0 million principal 5.4% Senior Notes in March 2012, and increased capitalized interest during the current periods. Partially offsetting the decrease were higher borrowings on our 2010 Credit Facility, as well as interest on the private placement issued in January 2011 (see “Future Liquidity”).
Equity in net (loss) income from equity investments represents our 50.0 percent equity investment in Hollywood Casino at Kansas Speedway during the three and nine months ended August 31, 2012 and 2011, respectively (see “Equity and Other Investments”).
Our effective income tax rate was approximately 51.3 percent and 36.9 percent for the three and nine months ended August 31, 2012, as compared to 35.5 percent and 38.5 percent for the same respective periods of the prior year (see “Income Taxes”).
As a result of the foregoing, net income for the three and nine month periods ending August 31, 2012, as compared to the same periods in prior year, reflected a decrease of approximately $10.7 million, or $0.22 per diluted share, and approximately $13.1 million, or $0.26 per diluted share, respectively.

Liquidity and Capital Resources
General
We have historically generated sufficient cash flow from operations to fund our working capital needs, capital expenditures at existing facilities, and return of capital through payments of an annual cash dividend and repurchase of our shares under our Stock Purchase Plan. In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance of long-term debt, borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects. At August 31, 2012, we had cash and cash equivalents totaling approximately $87.4 million, $65.0 million principal amount of senior notes outstanding, $120.0 million in borrowings on our 2010 Credit Facility, a debt service funding commitment of approximately $62.3 million principal amount related to the taxable special obligation revenue (“TIF”) bonds issued by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”), $50.4 million principal term loan related to our headquarters office building (the International Motorsports Center, or “IMC”); and $1.0 million principal amount of other third party debt. At August 31, 2012, we had working capital of $33.0 million, primarily supported by $87.4 million of cash and cash equivalents. At November 30, 2011, we had working capital of $75.8 million, primarily supported by $110.1 million of cash and cash equivalents.
Our liquidity is primarily generated from our ongoing motorsports operations, and we expect our strong operating cash flow to continue in the future. In addition, as of August 31, 2012, we have approximately $176.0 million available to draw upon under our 2010 Credit Facility, if needed. Further, in September 2012, we utilized funds received as part of the approximately $100.0 million principal amount of senior unsecured notes offered in a private placement to repay approximately $100.0 million of the 2010 Credit Facility borrowings, increasing availability to approximately $276.0 million. See “Future Liquidity” for additional disclosures relating to our credit facility and certain risks that may affect our near term operating results and liquidity.
Allocation of capital is driven by our long-term strategic planning and initiatives that encompass our mission, vision and values. Our primary uses of capital are to maintain modest debt levels that are consistent with our current investment grade debt rating from Standard and Poor’s. We will invest in our facilities to improve the guest experience and we will make investments in strategic projects that complement our core business and provide value for our shareholders, all of which is balanced with returning capital to our shareholders through share repurchases and dividends.
During the nine months ended August 31, 2012, our significant cash flows items include the following:

•	net cash provided by operating activities totaling approximately $113.6 million;

•	capital expenditures totaling approximately $48.6 million;

•	contributions to the Hollywood Casino at Kansas Speedway joint venture, totaling approximately $51.6 million;

•	net proceeds of approximately $70.0 million related to our credit facility;

•	net payments of approximately $87.5 million related to long-term debt; and

•	dividends paid and reacquisition of previously issued common stock totaling approximately $19.8 million.
Capital Expenditures
For the nine months ended August 31, 2012, we spent approximately $48.6 million on capital expenditures for projects at our existing facilities related to grandstand seating enhancements at Talladega Superspeedway (“Talladega”) and Watkins Glen International (“Watkins Glen”); grandstand seating enhancements and RV improvements at Daytona; RV improvements and paving at Michigan; paving at Phoenix; and a variety of other improvements and renovations. We spent approximately $55.1 million for the nine months ended August 31, 2011, which included $46.2 million for projects at our existing facilities. The remaining expenditures were associated with land purchases and additional capitalized costs for the Staten Island property.
At August 31, 2012, we have approximately $45.2 million in capital projects currently approved for our existing facilities. These projects include the track reconfiguration and road course construction at Kansas; grandstand seating enhancements at Talladega and Watkins Glen; facility signage and road improvements at Chicagoland; grandstand concourse and facility signage improvements at Richmond International Raceway; RV improvements and paving at Michigan; improvements at various facilities for expansion of parking, camping capacity and other uses; and a variety of other improvements and renovations to our facilities that enable us to effectively compete with other sports venues for consumer and corporate spending.
As a result of these currently approved projects and anticipated additional approvals in fiscal 2012, we expect our total fiscal 2012 capital expenditures at our existing facilities will be close to $90.0 million depending on the timing of certain projects.
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
Long-Term Obligations and Commitments
In January 2011, we completed an offering of approximately $65.0 million principal amount of senior unsecured notes in a private placement (“4.6 percent Senior Notes”). These notes, which bear interest at 4.6 percent and are due January 2021, require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.6 percent Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Certain of our wholly owned domestic subsidiaries are guarantors of the 4.6 percent Senior Notes. The 4.6 percent Senior Notes also contain various restrictive covenants. At August 31, 2012, outstanding principal on the 4.6 percent Senior Notes was approximately $65.0 million.
In September 2012, we completed an offering of approximately $100.0 million principal amount of senior unsecured notes in a private placement (“2024 Senior Notes”). The 2024 Senior Notes bear interest at 3.95 percent and are due September 2024. The 2024 Senior Notes require semi-annual interest payments on March 13 and September 13 through their maturity. The 2024 Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Certain of our wholly owned domestic subsidiaries are guarantors of the 2024 Senior Notes. The 2024 Senior Notes also contain various restrictive covenants. The funds received were used to pay down $100.0 million of the outstanding balance on the 2010 Credit Facility. In March 2012, we utilized additional borrowings under our 2010 Credit

Facility to redeem and retire all outstanding $87.0 million principal amount of the 5.4 percent Senior Notes (see "Long-Term Debt").
Our wholly owned subsidiary, Raceway Associates, LLC, which owns and operates Chicagoland Speedway and Route 66 Raceway, has debt outstanding in the form of revenue bonds payable (“4.8 percent Revenue Bonds”), consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.8 percent Revenue Bonds have an interest rate of 4.8 percent and a monthly payment of $29,000 principal and interest. At August 31, 2012, outstanding principal on the 4.8 percent Revenue Bonds was approximately $1.0 million.
The term loan (“6.3 percent Term Loan”), related to the construction of our International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.3 percent, and a current monthly payment of approximately $292,000. At August 31, 2012, the outstanding principal on the 6.3 percent Term Loan was approximately $50.4 million.
In January 1999, the Unified Government, issued approximately $71.3 million in TIF bonds in connection with the financing of construction of Kansas Speedway. At August 31, 2012, outstanding TIF bonds totaled approximately $62.3 million, net of the unamortized discount, which is comprised of a $13.2 million principal amount, 6.2 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.8 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by our wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
The 2010 Credit Facility contains a feature that allows us to increase the credit facility from $300.0 million to a total of $500.0 million, subject to certain conditions. The 2010 Credit Facility is scheduled to mature in November 2015, and accrues interest at LIBOR plus 150.0 — 225.0 basis points, depending on the better of our debt rating as determined by specified rating agencies or our leverage ratio. The 2010 Credit Facility contains various restrictive covenants. At August 31, 2012, we had approximately $120.0 million outstanding under the 2010 Credit Facility.
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway’s boundaries and are not our obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At August 31, 2012, the Unified Government had approximately $1.9 million in 2002 STAR Bonds outstanding. Under a keepwell agreement, we have agreed to provide financial assistance to KSC, if necessary, to support its guarantee of the 2002 STAR Bonds.
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
The Hollywood Casino at Kansas Speedway features a 95,000 square foot casino with 2,000 slot machines and 52 table games (including 12 poker tables), a 1,253 space parking structure as well as a sports-themed bar, dining and entertainment options. Kansas Entertainment funded the development with equity contributions from each partner. KSDC and Penn shared equally in the cost of developing and constructing the facility. Our share of capitalized development costs for the project, excluding our contribution of land, was approximately $145.0 million. Through August 31, 2012, we have funded approximately $134.3 million of these capitalized development costs as well as certain working capital needs of the project prior to opening. Cash flow from the casino’s operations has been used to fund the remaining development costs. During our fiscal 2012 fourth quarter, it is expected that cash flow from the casino's operations will be distributed to Penn and KSDC in accordance with the partnership agreement.

Daytona Development Project
We are exploring development of a mixed-use entertainment destination development, adjacent to our 188,000 square foot office building, the IMC, on property we own located directly across from our Daytona motorsports entertainment facility.
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
During the three and nine months ended August 31, 2012, there have been no material changes in our market risk exposures.
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
We have various debt instruments that are issued at fixed rates. These financial instruments, which have a fixed rate of interest, are exposed to fluctuations in fair value resulting from changes in market interest rates. The fair values of long-term debt are based on quoted market prices at the date of measurement. Our credit facilities approximate fair value as they bear interest rates that approximate market. At August 31, 2012, we had approximately $120.0 million of variable debt outstanding; therefore, a hypothetical increase in interest rates by 1.0 percent would result in an increase in our annual interest expense of approximately $1.2 million.
At August 31, 2012, the fair value of our total long-term debt as determined by quotes from financial institutions was approximately $181.0 million. The potential decrease in fair value resulting from a hypothetical 10.0 percent shift in interest rates would be approximately $4.9 million at August 31, 2012.
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
Subsequent to August 31, 2012, and prior to the filing of this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at August 31, 2012, and during the period prior to the filing of this report.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in thousands)
June 1, 2012 — June 30, 2012
Repurchase program (1)	—	—	—	$61,740
July 1, 2012 — July 31, 2012
Repurchase program (1)	—	—	—	$61,740
August 1, 2012 — August 31, 2012
Repurchase program (1)	—	—	—	$61,740
	—		—

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

Since inception of the Plan through August 31, 2012, we have purchased 7,063,962 shares of our Class A common shares, for a total of approximately $268.3 million. We did not purchase any shares of our Class A common shares during the three month period ended August 31, 2012. Transactions occur in open market purchases and pursuant to a trading plan under Rule 10b5-1. At August 31, 2012, we had approximately $61.7 million remaining repurchase authority under the current Stock Purchase Plan.

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

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)

Date: October 4, 2012	/s/ Daniel W. Houser
Daniel W. Houser, Senior Vice President,
Chief Financial Officer, Treasurer