Form 10-K
period 2012-11-30
INTERNATIONAL SPEEDWAY CORP
filed 2013-01-25
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended November 30, 2012
________________________________

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
________________________________
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	❑	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The aggregate market value of the voting stock held by nonaffiliates of the registrant as of May 31, 2012 was $667,045,043.92 based upon the last reported sale price of the Class A Common Stock on the NASDAQ National Market System on Thursday, May 31, 2012 and the assumption that all directors and executive officers of the Company, and their families, are affiliates.
At December 31, 2012, there were outstanding: No shares of Common Stock, $.10 par value per share, 26,378,851 shares of Class A Common Stock, $.01 par value per share, and 20,044,571 shares of Class B Common Stock, $.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE. The information required by Part III is to be incorporated by reference from the definitive information statement which involves the election of directors at our April 2013 Annual Meeting of Shareholders and which is to be filed with the Commission not later than 120 days after November 30, 2012.
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
In 2012, these motorsports entertainment facilities promoted well over 100 stock car, open wheel, sports car, truck, motorcycle and other racing events, including:

•	21 National Association for Stock Car Auto Racing (“NASCAR”) Sprint Cup Series events;

•	15 NASCAR Nationwide Series events;

•	9 NASCAR Camping World Truck Series events;

•	4 Grand American Road Racing Association (“Grand American”) events including the premier sports car endurance event in the United States, the Rolex 24 at Daytona;

•	One National Hot Rod Association (“NHRA”) Full Throttle drag racing series event;

•	One IZOD IndyCar ("IndyCar") Series event; and

•	A number of other prestigious stock car, sports car, open wheel and motorcycle events.
Our business consists principally of promoting racing events at these major motorsports entertainment facilities, which, in total, currently have approximately 930,000 grandstand seats and 536 suites. We earn revenues and generate substantial cash flows primarily from admissions, television media rights fees, promotion and sponsorship fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating), advertising revenues, royalties from licenses of our trademarks, parking and camping, and track rentals. We own Americrown Service Corporation (“Americrown”), which provides catering, concessions and merchandise sales and services at certain of our motorsports entertainment facilities. We also own and operate the Motor Racing Network, Inc. ("MRN") radio network, also doing business under the name “MRN Radio”, the nation’s largest independent motorsports radio network in terms of event programming.
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
OPERATIONS
The general nature of our business is a motorsports themed amusement enterprise, furnishing amusement to the public in the form of motorsports themed entertainment. Our motorsports themed event operations consist principally of racing events at our major motorsports entertainment facilities, which include providing catering, merchandise and food and beverage concessions at our motorsports entertainment facilities that host NASCAR Sprint Cup Series events except for catering and food and beverage concessions at Chicagoland Speedway (“Chicagoland”) and Route 66 Raceway (“Route 66”). Our other operations include MRN; our 50.0 percent equity investments in the joint ventures Kansas Entertainment, LLC ("Kansas Entertainment"), which operates the Hollywood Casino at Kansas Speedway, and SMISC, LLC (“SMISC”), which conducts business through a wholly owned subsidiary Motorsports Authentics, LLC; and certain other activities. We derived approximately 90.1 percent of our 2012 revenues from NASCAR-sanctioned racing events at our wholly owned motorsports entertainment facilities. In addition to events sanctioned by NASCAR, in fiscal 2012, we promoted other stock car, open wheel, sports car, motorcycle and go-kart racing events.
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
Motor Racing Network, Inc.
Our wholly owned subsidiary, MRN, also does business under the name “MRN Radio”. While not a radio station, MRN creates motorsports-related programming content carried on radio stations around the country, as well as a national satellite radio service, Sirius XM Radio. MRN produces and syndicates to radio stations live coverage of the NASCAR Sprint Cup, Nationwide and Camping World Truck series races and certain other races conducted at our motorsports entertainment facilities, as well as some races conducted at motorsports entertainment facilities we do not own. Sirius XM Radio also compensates MRN for the contemporaneous re-airing of race broadcasts and certain other production services. MRN produces and provides unique content to its website, http://www.motorracingnetwork.com/, and derives revenue from the sale of advertising on such website. Each motorsports entertainment facility has the ability to separately contract for the rights to radio broadcasts of NASCAR and certain other events held at its location. In addition, MRN provides production services for Sprint Vision, the trackside large screen video display units, at substantially all NASCAR Series event weekends. MRN also produces and syndicates daily and weekly NASCAR racing-themed programs. MRN derives revenue from the sale of national advertising contained in its syndicated programming, the sale of advertising and audio and video production services for Sprint Vision, as well as from rights fees paid by radio stations that broadcast the programming.
EQUITY INVESTMENTS
Hollywood Casino at Kansas Speedway
We have a 50/50 partnership with Penn Hollywood Kansas Inc. (“Penn”), a subsidiary of Penn National Gaming Inc., which operates a Hollywood-themed and branded destination entertainment facility, overlooking turn two of Kansas Speedway ("Kansas"). Penn is the managing member of Kansas Entertainment and is responsible for the operation of the casino.
Motorsports Authentics
We partnered with Speedway Motorsports, Inc. in a 50/50 joint venture, SMISC, which, through its wholly owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics (“MA”). MA designs, promotes, markets and distributes motorsports licensed merchandise.
Other Activities
From time to time, we use our motorsports entertainment facilities for testing for teams, driving schools, riding experiences, car shows, auto fairs, concerts and settings for television commercials, print advertisements and motion pictures. We also rent “show cars” for promotional events.
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
Employees
As of November 30, 2012 we had over 840 full-time employees. We also engage a significant number of temporary personnel to assist during periods of peak attendance at our events, some of whom are volunteers. None of our employees are represented by a labor union. We believe that we enjoy a good relationship with our employees.
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
Adverse changes in our relationships with NASCAR and other motorsports sanctioning bodies, or their present sanctioning practices, could limit our future success
Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction the races we promote at our facilities, particularly NASCAR. NASCAR-sanctioned races conducted at our wholly owned motorsports entertainment facilities accounted for approximately 90.1 percent of our total revenues in fiscal 2012. Each NASCAR sanctioning agreement (and the accompanying media rights fees revenue) is awarded on an annual basis and NASCAR is not required to continue to enter into, renew or extend sanctioning agreements with us to conduct any event. Any adverse change in the present sanctioning practices, could adversely impact our operations and revenue. Moreover, although our general growth strategy includes the possible development and/or acquisition of additional motorsports entertainment facilities, we have no assurance that any sanctioning body, including NASCAR, will enter into sanctioning agreements with us to conduct races at any newly developed or acquired motorsports entertainment facilities. Failure to obtain a sanctioning agreement for a major NASCAR event could negatively affect us. Similarly, although NASCAR has in the past approved our requests for realignment of sanctioned events, NASCAR is not obligated to modify its race schedules to allow us to schedule our races more efficiently or profitably.
Changes to media rights revenues could adversely affect us
Domestic broadcast and ancillary media rights fees revenues derived from NASCAR's three national touring series -- the NASCAR Sprint Cup Series, Nationwide Series, and Camping World Truck Series -- are an important component of our revenue and earnings stream and any adverse changes to such rights fees revenues could adversely impact our results. The current long-term contracts, which expire in 2014, give us significant cash flow visibility. In October 2012, NASCAR and FOX Sports Media Group (“FOX”) finalized an eight-year extension of its broadcast rights through the 2022 NASCAR season. Per the extension, FOX will retain the television rights to 13 consecutive NASCAR Sprint Cup Series points races and 3 NASCAR Sprint Cup Series non-point races. Also, FOX retains the entire NASCAR Camping World Truck Series season, and practice and qualifying for both the NASCAR Sprint Cup Series and the NASCAR Camping World Truck Series races that FOX broadcasts. The remaining NASCAR national touring series content that expires in 2014 that is not part of the FOX extension will be negotiated with NASCAR in the coming months. Any material changes in the media industry that could lead to differences in historical practices or decreases in the term and/or financial value of future broadcast agreements could have a material adverse affect on our revenues and financial results.
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
Unavailability of credit on favorable terms can adversely impact our growth, development and capital spending plans. General economic conditions were significantly and negatively impacted by the September 11, 2001 terrorist attacks and could be similarly affected by any future attacks, by a terrorist attack at any mass gathering or fear of such attacks, or by other acts or prospects of war. Any future attacks or wars or related threats could also increase our expenses related to insurance, security or other related matters. A weakened economic and business climate, as well as consumer uncertainty and the loss of consumer confidence created by such a climate, could adversely affect our financial results. Finally, our financial results could also be adversely impacted by a widespread outbreak of a severe epidemiological crisis.
Delay, postponement or cancellation of major motorsports events because of weather or other factors could adversely affect us
We promote outdoor motorsports entertainment events. Weather conditions affect sales of, among other things, tickets, food, drinks and merchandise at these events. Poor weather conditions prior to an event, or even the forecast of poor weather conditions, could have a negative impact on us, particularly for walk-up ticket sales to events which are not sold out in advance, as well as renewals for the following year. If an event scheduled for one of our facilities is delayed or postponed because of weather or other reasons such as, for example, the general postponement of all major sporting events in the United States following the September 11, 2001 terrorism attacks, we could incur increased expenses associated with conducting the rescheduled event, as well as possible decreased revenues from tickets, food, drinks and merchandise at the rescheduled event. If such an event is cancelled, we would incur the expenses associated with preparing to conduct the event as well as losing the revenues, including any live broadcast revenues, associated with the event.
If a cancelled event is part of the NASCAR Sprint Cup, Nationwide or Camping World Truck series, in the year of cancellation we could experience a reduction in the amount of money we expect to receive from television revenues for all of our NASCAR-sanctioned events in the series that experienced the cancellation. This would occur if, as a result of the cancellation, and without regard to whether the cancelled event was scheduled for one of our facilities, NASCAR experienced a reduction in television revenues greater than the amount scheduled to be paid to the promoter of the cancelled event.
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

France Family Group members, together, beneficially own approximately 39.0 percent of our capital stock and control over 72.0 percent of the combined voting power of both classes of our common stock. Historically members of the France Family Group have voted their shares of common stock in the same manner. Accordingly, they can (without the approval of our other shareholders) elect our entire Board of Directors and determine the outcome of various matters submitted to shareholders for approval, including fundamental corporate transactions and have done so in the past. If holders of class B common stock other than the France Family Group elect to convert their beneficially owned shares of class B common stock into shares of class A common stock and members of the France Family Group do not convert their shares, the relative voting power of the France Family Group will increase. Voting control by the France Family Group may discourage certain types of transactions involving an actual or potential change in control of us, including transactions in which the holders of class A common stock might receive a premium for their shares over prevailing market prices.
Our success depends on the availability and performance of key personnel
Our continued success depends upon the availability and performance of our senior management team which possesses unique and extensive industry knowledge and experience. Our inability to retain and attract key employees in the future, could have a negative effect on our operations and business plans.
Future impairment or loss on disposal of goodwill and other intangible assets or long-lived assets by us or our equity investments and joint ventures could adversely affect our financial results
Our consolidated balance sheets include significant amounts of goodwill and other intangible assets and long-lived assets which could be subject to impairment or loss on disposal.

•
In fiscal 2010, we recorded a before-tax charge of approximately $8.9 million as an impairment/loss on disposal of long-lived assets primarily attributable to the non-cash impairment of certain costs related to the Daytona Development Project and removal of certain other long-lived assets located at our motorsports facilities;

•
In fiscal 2011, we recorded a before-tax charge of approximately $4.7 million as an impairment/loss on disposal of long-lived assets primarily attributable to the removal of certain other long-lived assets located at our motorsports facilities: and

•
In fiscal 2012, we recorded a before-tax charge of approximately $11.1 million as an impairment/loss on disposal of long-lived assets primarily attributable to the removal of certain other long-lived assets located at our motorsports facilities.

As of November 30, 2012, goodwill and other intangible assets and property and equipment accounts for approximately $1.7 billion, or 85.5 percent of our total assets. We account for our goodwill and other intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles — Goodwill and Other”, and for our long-lived assets in accordance with ASC 360, “Property, Plant and Equipment.” Both ASC 350 and 360 require testing goodwill and other intangible assets and long-lived assets for impairment based on assumptions regarding our future business outlook. While we continue to review and analyze many factors that can impact our business prospects in the future, our analyses are subjective and are based on conditions existing at and trends leading up to the time the assumptions are made. Actual results could differ materially from these assumptions. Our judgments with regard to our future business prospects could impact whether or not an impairment is deemed to have occurred, as well as the timing of the recognition of such an impairment charge. If future testing for impairment of goodwill and other intangible assets or long-lived assets results in a reduction in their carrying value, we will be required to take the amount of the reduction in such goodwill and other intangible assets or long-lived assets as a non-cash charge against operating income, which would also reduce shareholders’ equity.
In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments we exert significant influence on the investee but do not have effective control over the investee, which adds an additional element of risk that can adversely impact our financial position and results of operations. Our equity investments total approximately $146.4 million at November 30, 2012.
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

In addition, sanctioning bodies could impose more stringent rules and regulations for safety, security and operational activities. Such regulations include, for example, the improvements and additions of retaining walls at our facilities, which have increased our capital expenditures, and increased security procedures which have increased our operational expenses.
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
If we do not maintain the security of customer-related information, we could damage our reputation with customers, incur substantial additional costs and become subject to litigation
In the ordinary course of our business, we collect and store certain personal information from individuals, such as our customers and employees, and we process customer payment card information. In addition, our online operations depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments. We devote significant resources to network security, data encryption, and other security measures to protect our systems and data, but these security measures cannot provide absolute security. We may experience a breach of our systems and may be unable to protect sensitive data. A compromise of our security systems that results in personal information being obtained by unauthorized persons could adversely affect our reputation with our customers and others, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. In addition, a security breach could require that we expend significant additional resources related to our information security systems and could result in a disruption of our operations, particularly our sales operations. While we maintain insurance against this risk, there can be no assurance that all losses would be covered by such insurance.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None

ITEM 2. PROPERTIES
Motorsports Entertainment Facilities
The following table sets forth current information relating to each of our motorsports entertainment facilities as of November 30, 2012:

		2012 YEAR END CAPACITY		NASCAR SPRINT CUP	OTHER MAJOR EVENTS(1)		MARKETS SERVED	MEDIA MARKET RANK
TRACK NAME	LOCATION	SEATS	SUITES	EVENTS
Daytona International Speedway	Daytona Beach, Florida	147,000	101	4	6		Orlando/Central Florida	19
Talladega Superspeedway	Talladega, Alabama	108,000	30	2	3		Atlanta/ Birmingham	9/42
Richmond International Raceway	Richmond, Virginia	91,000	40	2	2		Washington D.C.	8
Michigan International Speedway	Brooklyn, Michigan	84,000	46	2	3		Detroit	11
Auto Club Speedway of Southern California	Fontana, California	81,000	91	1	2		Los Angeles	2
Kansas Speedway	Kansas City, Kansas	74,000	56	2	3		Kansas City	31
Chicagoland Speedway	Joliet, Illinois	69,000	24	1	4		Chicago	3
Darlington Raceway	Darlington, South Carolina	60,000	13	1	2		Columbia	77
Homestead-Miami Speedway	Homestead, Florida	56,000	66	1	5		Miami	16
Martinsville Speedway	Martinsville, Virginia	55,000	20	2	2		Greensboro/High Point	46
Phoenix International Raceway	Phoenix, Arizona	51,000	45	2	3		Phoenix	13
Watkins Glen International	Watkins Glen, New York	33,000	4	1	3		Buffalo/Rochester	52/78
Route 66 Raceway	Joliet, Illinois	24,000	n/a	—	1	(2)	Chicago	3

(1)	Other major events include NASCAR Nationwide and Camping World Truck series; ARCA; Grand American; IndyCar; and, AMA Pro Racing.

(2)	Route 66's other major event includes an NHRA Full Throttle Drag Racing Series event (NHRA Mellow Yellow Drag Racing Series event starting in fiscal 2013),
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
KANSAS SPEEDWAY. Kansas is a 1.5 mile variable-degree banked, asphalt, tri-oval superspeedway with a 0.9-mile infield road course. The facility is situated on 1,000 acres and is located in Kansas City, Kansas. Overlooking turn two of Kansas is a Hollywood-themed and branded destination entertainment facility (see Equity Investments).
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
OTHER FACILITIES: We own approximately 170 acres of real property near Daytona which is home to our corporate headquarters and other offices and facilities. In addition, we also own 500 acres near Daytona on which we conduct agricultural operations except during events when they are used for parking and other ancillary purposes. We lease real estate and office space in Talladega, Alabama and the property and premises at the Talladega Municipal Airport. We lease office space in Watkins Glen, New York and in Avondale, Arizona.
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

PART II
ITEM 5. MARKET PRICE OF AND DIVIDENDS ON REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
At November 30, 2012, we had two issued classes of capital stock: class A common stock, $.01 par value per share, and class B common stock, $.01 par value per share. The class A common stock is traded on the NASDAQ National Market System under the symbol “ISCA.” The class B common stock is traded on the Over-The-Counter Bulletin Board under the symbol “ISCB.OB” and, at the option of the holder, is convertible to class A common stock at any time. As of November 30, 2012, there were approximately 2,146 record holders of class A common stock and approximately 396 record holders of class B common stock.
The reported high and low sales prices or high and low bid information, as applicable, for each quarter indicated are as follows:

	ISCA		ISCB.OB(1)
	High	Low	High	Low
Fiscal 2011:
First Quarter	$29.99	$23.98	$29.66	$23.68
Second Quarter	32.32	26.87	31.95	27.39
Third Quarter	30.90	21.24	30.92	22.26
Fourth Quarter	26.18	20.08	26.00	21.00
Fiscal 2012:
First Quarter	$27.50	$23.88	$26.69	$23.65
Second Quarter	28.73	23.18	27.00	23.30
Third Quarter	28.49	23.53	26.50	22.00
Fourth Quarter	29.30	24.22	29.00	24.11

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

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or Programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in thousands)
December 1, 2011 — August 31, 2012
Repurchase program(1)	405,538	$25.40	405,538	61,741
Employee transactions(2)	9,249	27.75	—
September 1, 2012 — September 30, 2012
Repurchase program(1)	—	—	—	61,741
October 1, 2012 — October 31, 2012
Repurchase program(1)	—	—	—	61,741
November 1, 2012 — November 30, 2012
Repurchase program(1)	—	—	—	61,741
	414,787		405,538

(1)
Since inception of the Plan through November 30, 2012, we have purchased 7,063,962 shares of our Class A common shares, for a total of approximately $268.3 million. Included in these totals are the purchases of 307,886, 1,435,811 and 405,538 shares of the Company’s Class A common shares at an average cost of approximately $26.27, $25.87 and $25.40 per share (including commissions), for a total of approximately $8.1 million, $37.1 million and $10.3 million, during the fiscal years ended November 30, 2010, 2011, and 2012, respectively. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At November 30, 2012, we have approximately $61.7 million remaining repurchase authority under the current Stock Purchase Plan.

(2)	Represents shares of our common stock delivered to us in satisfaction of the minimum statutory tax withholding obligation of holders of restricted shares that vested during the period.
Dividends
Annual dividends were declared in the quarter ended in May and paid in June in the fiscal years reported below on all common stock that was issued at the time (amount per share):

Fiscal Year:	Annual Dividend
2008	$0.12
2009	0.14
2010	0.16
2011	0.18
2012	0.20

Securities Authorized For Issuance Under Equity Compensation Plans
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	224,252	$40.25	594,649
Equity compensation plans not approved by security holders	—	—	—
Total	224,252	$40.25	594,649
ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected financial data as of and for each of the last five fiscal years in the period ended November 30, 2012. The income statement data for the three fiscal years in the period ended November 30, 2012, and the balance sheet data as of November 30, 2011 and November 30, 2012, have been derived from our audited historical consolidated financial statements included elsewhere in this report. The balance sheet data as of November 30, 2010, and the income statement data and the balance sheet data as of and for the fiscal years ended November 30, 2009 and 2008, have been derived from our audited historical consolidated financial statements, which are available on our website. You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included elsewhere in this report.

	For the Year Ended November 30,
	2008	2009	2010	2011	2012
	(in thousands, except share and per share data)
Income Statement Data:
Revenues:
Admissions, net	$236,105	$195,509	$160,476	$144,433	$136,099
Motorsports related	462,835	432,217	420,910	425,655	416,699
Food, beverage and merchandise	78,119	56,397	52,527	47,863	45,985
Other	10,195	9,040	11,444	11,734	13,584
Total revenues	787,254	693,163	645,357	629,685	612,367
Expenses:
Direct:
Prize and point fund monies and NASCAR sanction fees	154,655	162,960	157,571	154,562	154,673
Motorsports related	166,047	149,826	142,603	124,861	125,072
Food, beverage and merchandise	48,159	39,134	36,949	36,744	35,642
General and administrative	109,439	103,773	102,733	98,795	102,958
Depreciation and amortization (1)	70,911	72,900	74,465	76,871	77,870
Impairments / losses on disposals of long-lived assets (2)	2,237	16,747	8,859	4,687	11,143
Total expenses	551,448	545,340	523,180	496,520	507,358
Operating income	235,806	147,823	122,177	133,165	105,009
Interest income and other (3)	(1,630)	1,080	170	139	102
Interest expense	(15,861)	(19,203)	(15,216)	(14,710)	(13,501)
Interest rate swap expense (4)	—	(4,268)	(23,878)	—	—
Loss on early redemption of debt (5)	—	—	(6,535)	—	(9,144)
Other income	324	426	—	—	1,008
Equity in net (loss) income from equity investments (6)	(1,203)	(77,608)	(1,904)	(4,177)	2,757
Income from continuing operations before income taxes	217,436	48,250	74,814	114,417	86,231
Income taxes (7)	82,678	41,265	20,236	44,993	31,653
Income from continuing operations	134,758	6,985	54,578	69,424	54,578
Loss from discontinued operations	(163)	(170)	(47)	—	—
Net income	$134,595	$6,815	$54,531	$69,424	$54,578
Basic and diluted earnings per share:
Income from continuing operations	$2.71	$0.14	$1.13	$1.46	$1.18
Loss from discontinued operations	0.00	0.00	0.00	—	—
Net income	$2.71	$0.14	$1.13	$1.46	$1.18
Dividends per share	$0.12	$0.14	$0.16	$0.18	$0.20
Weighted average shares outstanding:
Basic	49,756,787	48,678,517	48,242,555	47,602,574	46,386,355
Diluted	49,758,089	48,678,517	48,242,555	47,611,179	46,396,631
Balance Sheet Data (at end of period):
Cash and cash equivalents	$218,920	$158,572	$84,166	$110,078	$78,379
Working (deficit) capital	(27,760)	104,039	58,267	75,759	50,868
Total assets	2,180,819	1,908,903	1,878,749	1,944,639	1,941,741
Long-term debt	422,045	343,793	303,074	313,888	274,419
Total debt	575,047	347,180	306,290	316,152	276,932
Total shareholders’ equity	1,149,951	1,147,253	1,187,177	1,212,466	1,248,810

(1)	Fiscal years 2008 and 2009 include accelerated depreciation for certain office and related buildings in Daytona Beach, FL totaling approximately $2.1 million, and $1.0 million, respectively.

(2)
Fiscal 2008 impairment/loss on disposal is primarily attributable to costs related to fill removal on our Staten Island property and the net book value of certain assets retired from service. Fiscal 2009 impairment/loss on disposal is primarily attributed to the decrease in the carrying value of our Staten Island property and, to a much lesser extent, impairments and losses on disposal of certain other long-lived assets. Fiscal 2010 impairment/loss on disposal is primarily attributable to the non-cash impairment of certain costs related to the Daytona Development Project and, to a much lesser extent, losses on the removal of certain other long-lived assets. Fiscal 2011 impairment/loss on disposal is primarily attributable to the removal of certain assets in connection with the repaving of the track and grandstand enhancements at Phoenix as well as grandstand enhancements at Kansas and Talladega. Fiscal 2012 impairment/loss on disposal is primarily attributable attributable to the removal of certain assets in connection with the repaving of the track at Kansas, and certain other long-lived assets located at our motorsports facilities.

(3)	Fiscal 2008 interest income and other includes a non-cash charge totaling approximately $3.8 million to correct the carrying value of certain other assets.

(4)	Fiscal years 2009 and 2010 include expenses related to an interest rate swap.

(5)
In fiscal 2010, we recorded a loss on early redemption of debt related to a cash tender offer where we purchased approximately $63.0 million of outstanding senior notes. In fiscal 2012, we recorded a loss on early redemption of debt related to the redemption of $87.0 million of outstanding senior notes maturing in 2014. (see “Future Liquidity”)

(6)	Fiscal year 2009 includes impairment of goodwill and intangible assets and write-down of certain inventory and related assets by MA.

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
We believe such non-GAAP information is useful and meaningful, and is used by investors to assess our core operations, which consist of the ongoing promotion of racing events at our major motorsports entertainment facilities. Such non-GAAP information identifies and separately displays the equity investment earnings and losses of MA and Kansas Entertainment (prior to becoming part of our core operations in fiscal 2012) and adjusts for items that are not considered to be reflective of our continuing core operations at our motorsports entertainment facilities. We believe that such non-GAAP information improves the comparability of the operating results and provides a better understanding of the performance of our core operations for the periods presented. We use this non-GAAP information to analyze the current performance and trends and make decisions regarding future ongoing operations. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income, net income or diluted earnings per share, which are determined in accordance with GAAP. The presentation of this non-GAAP financial information is not intended to be considered independent of or as a substitute for results prepared in accordance with GAAP. Management uses both GAAP and non-GAAP information in evaluating and operating the business and as such deemed it important to provide such information to investors.
The adjustments for 2008 relate to Motorsports Authentics — equity in net income from equity investment; accelerated depreciation for certain office and related buildings in Daytona Beach; the impairment/loss on disposal of long-lived assets associated with the fill removal process on the Staten Island property and the net book value of certain assets retired from service; a non-cash charge to correct the carrying value of certain other assets; a provision on working capital advances associated with our joint venture project in Kansas for the development of a gaming and entertainment destination; and, a tax benefit associated with certain restructuring initiatives.
The adjustments for 2009 relate to Motorsports Authentics — equity in net loss from equity investment, which includes the non-cash impairment charge; accelerated depreciation for certain office and related buildings in Daytona Beach; impairment/loss on disposal of long-lived assets primarily attributable to the decrease in the carrying value of our Staten Island property and, to a much lesser extent, impairment/loss on disposal of certain other long-lived assets; interest rate swap expense; and, interest income related to our settlement with the Internal Revenue Service.
The adjustments for 2010 relate to the pre-opening expenses for Hollywood Casino at Kansas Speedway — equity in net loss from equity investment; impairment/loss on disposal of long-lived assets primarily attributable to certain costs related to the Daytona Development Project which were capitalized and are no longer expected to benefit the future development of the project and, to a much lesser extent, impairment/loss on disposal of certain other long-lived assets; interest rate swap expense; the loss on early redemption of debt; and, the de-recognition of potential interest and penalties associated with certain state tax settlements.
The adjustments for 2011 relate to the pre-opening expenses for Hollywood Casino at Kansas Speedway — equity in net loss from equity investment; certain carrying costs related to the Staten Island property; and impairment/loss on disposal of certain other long-lived assets.
The adjustments for 2012 relate to certain carrying costs of our Staten Island property, legal settlement, impairment/loss on disposal of certain other long-lived assets, loss on early redemption of debt and net gain on sale of certain assets.

	For the Year Ended November 30
	2008	2009	2010	2011	2012
	(in thousands, except per share data)
Net income	$134,595	$6,815	$54,531	$69,424	$54,578
Net loss from discontinued operations	163	170	47	—	—
Income from continuing operations	134,758	6,985	54,578	69,424	54,578
Equity in net (income) loss from equity investments, net of tax	(970)	79,277	1,155	2,534	—
Consolidated income from continuing operations excluding equity in net (income) loss from equity investments	133,788	86,262	55,733	71,958	54,578
Adjustments, net of tax:
Carrying costs related to Staten Island	—	—	—	1,664	2,780
Legal settlement	—	—	—	—	714
Additional depreciation	1,278	637	—	—	—
Impairments / losses on disposals of long-lived assets	1,374	10,081	5,373	2,845	7,004
Correction of certain other assets’ carrying value	3,758	—	—	—	—
Interest rate swap expense	—	2,608	14,473	—	—
Loss on early redemption of debt	—	—	3,963	—	5,560
Provision on advances to Kansas Entertainment	1,409	—	—	—	—
Net gain on sale of certain assets	—	—	—	—	(566)
IRS and state tax settlements	—	(8,923)	(6,338)	—	—
Tax benefit associated with restructuring initiatives	(3,477)	—	—	—	—
Non-GAAP net income	$138,130	$90,665	$73,204	$76,467	$70,070

Diluted earnings per share	$2.71	$0.14	$1.13	$1.46	$1.18
Net loss from discontinued operations	0.00	0.00	0.00	—	—
Diluted earnings per share from continuing operations	2.71	0.14	1.13	1.46	1.18
Equity in net (income) loss from equity investments, net of tax	(0.02)	1.63	0.03	0.05	—
Consolidated income from continuing operations excluding equity in net (income) loss from equity investments	2.69	1.77	1.16	1.51	1.18
Adjustments, net of tax:
Carrying costs related to Staten Island	—	—	—	0.04	0.06
Legal settlement	—	—	—	—	0.01
Additional depreciation	0.02	0.01	—	—	—
Impairments / losses on disposals of long-lived assets	0.03	0.21	0.11	0.06	0.15
Correction of certain other assets’ carrying value	0.08	—	—	—	—
Interest rate swap expense	—	0.05	0.30	—	—
Loss on early redemption of debt	—	—	0.08	—	0.12
Provision on advances to Kansas Entertainment	0.03	—	—	—	—
Net gain on sale of certain assets	—	—	—	—	(0.01)
IRS and state tax settlements	—	(0.18)	(0.13)	—	—
Tax benefit associated with restructuring initiatives	(0.07)	—	—	—	—
Non-GAAP diluted earnings per share	$2.78	$1.86	$1.52	$1.61	$1.51

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
Impairment/loss on disposal of Long-lived Assets, Goodwill and Other Intangible Assets. Our consolidated balance sheets include significant amounts of long-lived assets, goodwill and other intangible assets which could be subject to impairment/loss on disposal.

•
In fiscal 2010, we recorded a before-tax charge of approximately $8.9 million as an impairment/loss on disposal of long-lived assets primarily attributable to the non-cash impairment of certain costs related to the Daytona Development Project and removal of certain other long-lived assets located at our motorsports facilities.

•
In fiscal 2011, we recorded a before-tax charge totaling approximately $4.7 million, as an impairment/loss on disposal of long-lived assets, primarily attributable to the removal of certain other long-lived assets located at our motorsports facilities.

•
In fiscal 2012, we recorded a before-tax charge totaling approximately $11.1 million, as an impairment/loss on disposal of long-lived assets, primarily attributable to the removal of certain other long-lived assets located at our motorsports facilities.

As of November 30, 2012, goodwill and other intangible assets and property and equipment accounts for approximately $1.7 billion, or 85.5 percent of our total assets. We account for our goodwill and other intangible assets in accordance with ASC 350 and for our long-lived assets in accordance with ASC 360.
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
In connection with our fiscal 2012 assessment of goodwill and intangible assets for possible impairment we used the methodology described above. We believe our methods used to determine fair value and evaluate possible impairment were appropriate, relevant, and represent methods customarily available and used for such purposes. Our latest annual assessment of goodwill and other intangible assets in the fourth quarter of fiscal 2012 indicated there had been no impairment and the fair value substantially exceeded the carrying value for the respective reporting units, except for one reporting unit. The estimated fair value for this one reporting unit, which has goodwill of less than $20.0 million, exceeded the carrying value by less than 5 percent as determined using our internal discounted cash flow methodology. We believe the most recent comparable market transactions would support a substantially higher valuation.
In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments we exert significant influence on the investee but do not have effective control over the investee, which adds an additional element of risk that can adversely impact our financial position and results of operations. The carrying value of our equity investments was $146.4 million at November 30, 2012.
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
Equity and Other Investments
Hollywood Casino at Kansas Speedway
In February 2012, Kansas Entertainment 50/50 joint venture of Penn, a subsidiary of Penn National Gaming, Inc. and Kansas Speedway Development Corporation (“KSDC”), a wholly owned indirect subsidiary of ISC, opened the Hollywood-themed and branded destination entertainment facility, overlooking turn two of Kansas Speedway. Penn is the managing member of Kansas Entertainment and is responsible for the development and operation of the casino.
The Hollywood Casino at Kansas Speedway features a 95,000 square foot casino with 2,000 slot machines and 52 table games (including 12 poker tables), a 1,253 space parking structure as well as a sports-themed bar, dining and entertainment options. Kansas Entertainment funded the development with equity contributions from each partner. KSDC and Penn shared equally in the cost of developing and constructing the facility. Our share of capitalized development costs for the project, excluding our contribution of land, was approximately $145.0 million. Through November 30, 2012, we have funded approximately $134.3 million of these capitalized development costs as well as certain working capital needs of the project prior to opening. Cash flow from the casino’s operations has been used to fund the remaining development costs. During our fiscal 2012 fourth quarter, we received approximately $8.5 million of distributions of cash flows from the casino's operations. In addition, in December 2012, we received a distribution of cash flows from the casino's operations of approximately $4.5 million.
We have accounted for Kansas Entertainment as an equity investment in our financial statements as of November 30, 2012. Start up and related costs through opening were expensed through equity in net loss from equity investments. Our 50.0 percent portion of Kansas Entertainment’s net loss was approximately $1.9 million and $4.2 million for fiscal years 2010 and 2011, respectively, and net income of approximately $2.8 million for fiscal year 2012, and is included in equity in net (loss) income from equity investments in our consolidated statements of operations.
Staten Island Property
Our wholly owned indirect subsidiary, 380 Development, owns a total of 676 acres located in the New York City borough of Staten Island. We are currently in exclusive negotiations with an interested buyer for 380 Development. The timing of any closing is uncertain and we cannot assure that one will occur as a result of these exclusive negotiations.
Motorsports Authentics
We are a partner with Speedway Motorsports, Inc. in a 50/50 joint venture, SMISC, LLC, which, through its wholly owned subsidiary MA. MA designs, promotes, markets and distributes motorsports licensed merchandise. Our investment in MA was previously reduced to zero and we did not recognize any net income or loss from operations of MA during fiscal years 2010 , 2011, and 2012, respectively.
As of November 30, 2012, we had a guaranty exposure to one NASCAR team licensor of approximately $1.2 million. The guaranty exposure was satisfied upon MA making its final payment to the NASCAR team licensor on December 30, 2012.
Senior Notes
At November 30, 2011 we had registered senior notes (the “5.40 percent Senior Notes”) totaling approximately $87.0 million, net of unamortized discounts, which bore interest at 5.40 percent and were due April 2014. In March 2012, we utilized additional borrowings under our revolving credit facility to redeem and retire all outstanding $87.0 million principal amount of the 5.40 percent Senior Notes, including the payment of a tender premium of approximately $9.0 million and accrued interest. The net tender premium, associated unamortized net deferred financing costs and unamortized original issuance discount were recorded as loss on early redemption of debt totaling approximately $9.1 million.
In September 2012, we completed an offering of approximately $100.0 million principal amount of senior unsecured notes in a private placement (“3.95 percent Senior Notes”). The 3.95 percent Senior Notes bear interest at 3.95 percent and are due January 2024. The 3.95 percent Senior Notes require semi-annual interest payments on September 13 and February 13 through their maturity. The 3.95 percent Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Certain of our wholly owned domestic subsidiaries are guarantors of the 3.95 percent Senior Notes. The 3.95 percent Senior Notes also contain various restrictive covenants. The deferred financing fees associated with the 3.95 percent Senior Notes are treated as additional interest expense and are being amortized over the life of the 3.95 percent Senior Notes on a straight-line method, which approximates the effective yield method. The funds received were used to pay down $100.0 million of the outstanding balance on our then existing $300.0 million revolving credit facility.
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
Since inception of the Plan through November 30, 2012, we have purchased 7,063,962 shares of our Class A common shares, for a total of approximately $268.3 million. Included in these totals are the purchases of 307,886, 1,435,811 and 405,538 shares of the Company’s Class A common shares at an average cost of approximately $26.27, $25.87 and $25.40 per share (including commissions), for a total of approximately $8.1 million, $37.1 million and $10.3 million, during the fiscal years ended November 30, 2010, 2011, and 2012, respectively. Transactions occur in open market purchases and pursuant to a trading plan under Rule 10b5-1. At November 30, 2012, we had approximately $61.7 million remaining repurchase authority under the current Stock Purchase Plan.
Income Taxes
The de-recognition of potential interest and penalties associated with certain state settlements as well as certain state credits accrued are the principal causes of the decreased effective income tax rate for the fiscal year ended November 30, 2010. The effective income tax rate for fiscal year ended November 30, 2011 approximated the statutory income tax rate. The reduction in the valuation allowance associated with the wind-up of certain Canadian business operations is the principal cause of the decreased effective income tax rate for the year ended November 30, 2012.
As a result of the above items, our effective income tax rate decreased from the statutory income rate to approximately 27.0 percent and 36.7 percent for the fiscal year ended November 30, 2010 and 2012, respectively.
Current Litigation
From time to time, we are a party to routine litigation incidental to our business. We do not believe that the resolution of any or all of such litigation will have a material adverse effect on our financial condition or results of operations.
Future Trends in Operating Results
Our results of operations are sensitive to changes in economic conditions, including those affecting disposable consumer income and corporate budgets such as employment levels, business conditions, interest rates and taxation rates, impact our ability to sell tickets to our events and to secure corporate marketing partnerships. The unprecedented adverse economic trends, which significantly impacted consumer confidence, have affected the frequency with which our guests attended our major motorsports entertainment events. We mitigated the decline in certain revenue categories with cost containment initiatives. The majority of the cost containment initiatives undertaken are sustainable. Beginning in 2012, we re-instituted merit pay increases to more normalized levels. We do not have further significant incremental costs that can be eliminated without materially altering how we operate our business.
The economy, while showing signs of improvement, remains fragile. Consumer confidence has rebounded but remains tenuous given current market conditions such as job and income growth, and recent political events. Absent sustained improvement in consumer confidence that includes an increase in discretionary spending, we expect certain adverse trends to persist in 2013, which will impact our business, especially attendance-related and corporate partner revenues.

Admissions
Achieving event sellouts and creating excess demand are crucial to the optimal performance of our major motorsports facilities that host NASCAR Sprint Cup Series events. An important component of our operating strategy has been our long-standing practice of focusing on supply and demand when evaluating ticket pricing and adjusting capacity at our facilities. By effectively managing ticket prices and seating capacity, we have historically shown the ability to stimulate ticket renewals and advance ticket sales.

Advance ticket sales result in earlier cash flow and reduce the potential negative impact of actual, as well as forecasted, inclement weather. With any ticketing initiative, we first examine our ticket pricing structure at each of our major motorsports entertainment facilities to ensure prices are on target with market demand. When deemed necessary, we will adjust ticket pricing. We believe our ticket pricing is consistent with current demand, providing attractive price points for all income levels.
It is important that we maintain the integrity of our ticket pricing model by rewarding our customers who purchase tickets during the renewal period. We do not adjust pricing downward inside of the sales cycle to avoid rewarding last-minute ticket buyers by discounting tickets. Further, we closely monitor and manage the availability of promotional tickets. All of these factors have a detrimental effect on our ticket pricing model and long-term value of our business. We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth than to capture short-term incremental revenue. We continue to implement innovative accelerated ticket pricing strategies (whereby prices increase over time) as well as price increases week of/day of races to capture incremental revenues.
Adjusting seating capacity is another strategy to promote sellouts and create excess demand. Since 2008, we have have reduced capacity at our major motorsports facilities by approximately 15.6 percent. A portion of the capacity reduction was a result of providing improved fan amenities such as wider seating and creating social zones. Based on experience and the evolution of modern sports facilities, demand depends in part on the fans' experience. Enhancing the live event experience for our fans is a critical strategy for our future growth. We will continue to monitor market demand and sports entertainment best-in-class amenities, which could impact capacity at certain of our major motorsports facilities.

The industry and its stakeholders are committed to growing the sport and have aligned with NASCAR as it initiates its five-year Industry Action Plan (“IAP”) to connect with existing fans, as well as engage Gen Y, youth and multicultural consumers in motorsports. Additional areas of focus within the IAP, supported by all stakeholders to enhance the appeal of NASCAR racing, include building product relevance, cultivating driver star power, growing social media activities and enhancing the event experience.
A major product relevance is the introduction of the next generation Sprint Cup car for 2013 ("Gen-6"). The Gen-6 program is the most comprehensive overhaul in the sport since the 2007 debut of the “Car of Tomorrow,” and its goal is to re-establish brand identity among the automotive manufacturers and provide competitive upgrades in an effort to improve competition in NASCAR’s Sprint Cup Series.
Additional initiatives within the IAP include NASCAR and FOX Deportes, the No. 1 U.S. Latino Sports network, teaming up to provide the sport's most expansive Spanish-language broadcast offering with coverage of 15 Sprint Cup Series races, including for the first time, a Spanish-language broadcast of the 2013 Daytona 500 and several other events, as well as original programming, daily news segments and weekly updates.
To support the IAP, we are committed to meeting and exceeding our fans expectations through on-going capital improvements at our facilities. We are providing our fans enhanced audio and visual experiences, more comfortable and wider seating, more concession and merchandise points-of-sale, and greater social connectivity.
Corporate Partnerships
We believe that our presence in key metropolitan statistical areas, year-round event schedule, impressive portfolio of major motorsports events and attractive fan demographics are beneficial as we continue to pursue renewal and expansion of existing corporate marketing partnerships and establish new corporate relationships.
Our corporate sales team continues to generate strong levels of interest from corporate prospects. Economic trends influence corporate budgets, sales and contract duration. Due to these trends we had more available inventory going into the 2012 season than in previous years. And, during the year, we experienced a mix of both increasing and decreasing pricing as we sold available inventory. In spite of the these trends and mixed pricing, we have been able to accurately target our gross corporate marketing partnership revenues over past the few years.
Of benefit as we enter into the 2013 motorsports season is that we have less open entitlement inventory compared to this time last year entering the 2012 season. We have sold all of our available NASCAR Sprint Cup Series entitlements for the year. The remaining open NASCAR entitlements include two Nationwide Series and two Camping World Truck Series entitlements. Last year at this time, we had five NASCAR Sprint Cup Series, three NASCAR Nationwide Series and two Camping World Truck Series entitlements open.
New entitlement partners include Kellogg's, Sprint and Toyota. Corporate sponsors continue to generate a solid return on their investment by using entitlements to grow their respective businesses. Entitlements provide our corporate partners an opportunity to essentially own an entire week of the NASCAR season while receiving valuable exposure for months prior to the event. With less open entitlements, our sales force is focusing on our official sponsor categories and concept-based partnerships, which will benefit this year and 2014.
Television Broadcast and Ancillary Media Rights
Domestic broadcast and ancillary media rights fees revenues are an important component of our revenue and earnings stream. Starting in 2007, NASCAR entered into combined eight-year agreements with FOX, ABC/ESPN, TNT and SPEED for the domestic broadcast and related rights for its three national touring series — Sprint Cup, Nationwide and Camping World Truck. The agreements total approximately $4.5 billion over the eight-year period from 2007 through 2014. This results in an approximate $560.0 million gross average annual rights fee for the industry, a more than 40.0 percent increase over the previous contract average of $400.0 million annually. The industry rights fees were approximately $515.0 million, $530.0 million, $545.0 million, $565.0 million, and $585.0 million for fiscal 2008, 2009, 2010, 2011, and 2012 respectively, and will be approximately $605.0 million for 2013; and $630.0 million for 2014.
FOX and TNT have been strong supporters of NASCAR racing since 2001, and both have played a major role in the sport’s climb in popularity. We have, and expect to continue to see, ongoing broadcast innovation in their coverage of NASCAR racing events. Also notable was the return of ESPN to the sport in 2007, which it helped build throughout the 1980s and 1990s. ESPN’s coverage and weekly ancillary NASCAR-related programming continues to promote the sport across its various channels. Further, ESPN broadcasts substantially the entire ABC/ESPN inventory of NASCAR Sprint Cup and Nationwide series events, providing these series with the continuity and promotional support that we believe allow them to flourish. ESPN, with a subscriber base at approximately 100 million homes, has the ability to attract younger viewers as well as create more exposure for the sport. Cable broadcasters can typically support a higher investment due to subscriber fees that are not available to traditional networks, which is a potential benefit as NASCAR negotiates the next consolidated domestic broadcast media rights contract.
While the media landscape continues to evolve, we believe NASCAR’s position in the sports and entertainment industry remains strong. In fiscal 2012, the 54th running of the DAYTONA 500 was rescheduled due to inclement weather and for the first time in its storied history the event was hosted during FOX’s primetime. The event was the most-watched NASCAR broadcast ever for FOX with a domestic viewing audience of 36.5 million seeing a portion of the race.
The NASCAR Sprint Cup Series remains the second highest rated regular season sport on television. For the 2012 season, NASCAR Sprint Cup Series events ranked among the top 2 sports of the weekend on television 20 out of 36 points event weekends in 2012. An average of 4.1 million households and 5.8 million viewers tuned into each NASCAR Sprint Cup Series event. Also, over 70 million unique viewers tuned into a NASCAR Sprint Cup Series event, and on average per event, NASCAR has the second largest number of individual and multiple viewers as well as the largest percentage of female viewers. The NASCAR Sprint Cup Series is the number two sport among all key demographic groups, trailing only the NFL. In addition, the NASCAR Nationwide Series is the second-highest rated motorsports series on television and the NASCAR Camping World Truck Series is the third-highest rated motorsports series on cable television.
Benefiting NASCAR as well as other sports, is that advertising on sports spending has increased approximately 33.0 percent over the past three years to $11.0 billion annually, according to Neilson. A Factor that has contributed to this substantial increase in advertising spending is the proliferation of digital video recorders (“DVR”). In 2006, according to Neilson, only 3 percent of households in the U.S. had a DVR, today over 42 percent of households have a DVR.
NASCAR’s solid ratings as well as other factors such as the strong demand for live broadcasting and the proliferation of DVRs, were contributing factors to FOX signing an eight-year extension of its broadcast rights. Industry sources value the extension at more than $2.4 billion over eight years, an approximate 36.4 percent increase over the current agreement that expires after the 2014 season. The agreement with FOX also includes TV Everywhere rights, which will allow FOX to stream the races it broadcasts to FOX Sports-affiliated websites. As a result of the FOX agreement, we believe NASCAR has a strong negotiating position for the remaining media rights inventory.
Domestic broadcast media rights fees provide significant cash flow visibility to us, race teams and NASCAR over the contract term. Television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events conducted at our facilities under these agreements, and recorded as part of motorsports related revenue, were approximately $269.1 million, $278.8 million and $281.2 million for fiscal 2010, 2011 and 2012, respectively. Operating income generated by these media rights were approximately $197.5 million, $204.5 million and $204.4 million for fiscal 2010, 2011 and 2012, respectively.
We also benefit from NASCAR’s ancillary rights agreements for which we receive a share of contracted revenues from various partners. Through ancillary rights sharing we receive, at times, revenues for international broadcasting, NASCAR images, specialty pay-per-view telecasts and other media content distribution. The various contracted agreements are negotiated separately by NASCAR, and vary in terms and duration.

SiriusXM Radio had been the most significant contributor to the industry’s ancillary rights revenue. In 2007, Sirius Satellite Radio, the predecessor to SiriusXM Radio, entered into a five year agreement to be NASCAR’s exclusive satellite radio partner. Since entering into the contract, Sirius Satellite Radio and XM Satellite Radio merged to form Sirius XM Radio. Prior to this merger, both were actively competing against each other for the distribution rights for original programming thereby increasing the pricing of these rights. With the merger completed in 2008 and only one satellite provider bidding, distribution rights agreements entered into currently have generally been lower. This is the case with the agreement NASCAR entered into for SiriusXM Radio to continue as the exclusive satellite rights provider for NASCAR.
For 2012, the industry received an immaterial amount of ancillary revenue, due primarily to the following factors:

•	The aforementioned lower future rights fees received from Sirius XM Radio; and

•
In order to achieve optimal exploitation of online content, NASCAR and Turner Sports restructured and extended their long-standing digital partnership. The new agreement takes the relationship through 2016. Under the new partnership, NASCAR assumed operational control in 2013 of all of its interactive, digital and social media rights including technical operations and infrastructure of all NASCAR digital platforms. Turner will continue to represent sponsorships and advertising for all NASCAR digital platforms.

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
Sanctioning Bodies
Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction events at our facilities, particularly with NASCAR, whose sanctioned events at our wholly owned facilities accounted for approximately 90.1 percent of our revenues in fiscal 2012. NASCAR continues to entertain and discuss proposals from track operators regarding potential realignment of their portfolio of NASCAR Sprint Cup Series dates to more geographically diverse and potentially more desirable markets where there may be greater demand, resulting in an opportunity for increased revenues to the track operators. We believe that realignments have provided, and will continue to provide, incremental net positive revenue and earnings as well as further enhance the sport’s exposure in highly desirable markets, which we believe benefits the sport’s fans, teams, sponsors and television broadcast partners as well as promoters.
Capital Improvements
Enhancing the live event experience for our guest is a critical strategy for our future growth. We compete for the consumers’ discretionary dollar with other entertainment options such as concerts and other major sporting events not just motorsports events. We remain convinced that our focus on driving incremental earnings by improving the fan experience will in time lead to increased ticket sales with better pricing power, growth in sponsorship and hospitality sales, continued growth in broadcast media rights fees agreements, and greater potential to capture market share.
Today’s consumer wants easy access into and out of a venue; comfortable and wider seating; clean and available facilities; more points of sales; enhanced audio and visual engagement; and social connectivity. We also anticipate modest capital spending on other projects for maintenance, safety and regulatory requirements. We are confident that by delivering memorable guest experiences, along with attractive pricing and fantastic racing, we will generate increased revenues as well as bottom-line results.
While we focus on allocating our capital to generate returns in excess of our cost of capital, certain of these capital improvement investments may not provide immediate, directly traceable near term positive returns on invested capital but over the longer term will better enable us to effectively compete with other entertainment venues for consumer and corporate spending. We are currently in the process of reviewing potentially highly impactful projects that would necessitate an increase in our capital spending at existing facilities above recent levels.
The evolution of sports facilities is ongoing and is relevant for all sports not just motorsports. As consumer and corporate behaviors and demands change, we must respond appropriately or risk losing market share to direct competitors and/or other forms of entertainment.

At Daytona, the City Commission of Daytona Beach unanimously approved our Planned Master Development Application, which is the first step in the pursuit of potential redevelopment projects at the 'World Center of Racing.' While many aspects of the project are yet to be determined, such a project could include a complete overhaul of the entire frontstretch grandstand of the legendary speedway, creating a world class motorsports entertainment facility including features such as new seats, suites and guest amenities, as well as new entry points, improved fan conveyance, a modern exterior, first-class interior areas, and a redesigned midway for fans. There are multiple internal and external factors that will influence the economics and project feasibility. Any substantial increase in capex spend above recent levels will depend upon several factors such as a stable economic operating environment and, preferably, the sale of our Staten Island property. Depending upon the final scope of the project we undertake, our financial statements may be impacted with accelerated depreciation and future loss on impairment / losses on disposals of long-lived assets resulting in removal of assets prior to the end of their actual useful life. Also, we have and we continue to expect to incur pre-development costs that had and will continue to have an impact on our financial statements.
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
The Hollywood Casino at Kansas Speedway is providing positive cash flow to us and included positive equity income in our consolidated statement of operations for fiscal 2012. We expect, based on current trends, that Hollywood Casino at Kansas Speedway will reach stabilization by 2015 calendar year as it gains market share in Kansas City. We expect for our 2013 fiscal year that our share of the cash flow from the casino's operations will be in the mid-teen million dollar range.
While this is the first venture in our market-based real estate strategy to monetize our real estate through ancillary development, we are confident that this project will create significant value for our shareholders. We are interested in pursuing further ancillary development at certain of our other motorsports facilities.

Current Operations Comparison
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	For the Year Ended
	2010	2011	2012
Revenues:
Admissions, net	24.9%	22.9%	22.2%
Motorsports related	65.2	67.6	68.1
Food, beverage and merchandise	8.1	7.6	7.5
Other	1.8	1.9	2.2
Total revenues	100.0	100.0	100.0
Expenses:
Direct:
Prize and point fund monies and NASCAR sanction fees	24.4	24.6	25.3
Motorsports related	22.1	19.8	20.5
Food, beverage and merchandise	5.7	5.8	5.8
General and administrative	15.9	15.7	16.8
Depreciation and amortization	11.6	12.2	12.7
Impairments / losses on disposals of long-lived assets	1.4	0.7	1.8
Total expenses	81.1	78.8	82.9
Operating income	18.9	21.2	17.1
Interest expense, net	(2.3)	(2.3)	(2.2)
Interest rate swap expense	(3.7)	—	—
Loss on early redemption of debt	(1.0)	—	(1.5)
Other income	—	—	0.2
Equity in net (loss) income from equity investments	(0.3)	(0.7)	0.5
Income from continuing operations before income taxes	11.6	18.2	14.1
Income taxes	3.1	7.2	5.2
Income from continuing operations	8.5	11.0	8.9
Loss from discontinued operations	—	—	—
Net income	8.5%	11.0%	8.9%
Comparison of Fiscal 2012 to Fiscal 2011
The comparison of fiscal 2012 to fiscal 2011 is impacted by the following factors:

•
Economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates, impacted our ability to sell tickets to our events and to secure revenues from corporate marketing partnerships. We believe that unprecedented adverse economic trends, particularly the decline in consumer confidence and the rise in unemployment, contributed to the decrease in attendance related as well as corporate partner revenues for certain of our motorsports entertainment events beginning in mid-2008;

•	The NASCAR Camping World Truck Series event held at Darlington in fiscal 2011 was not held in fiscal 2012;

•	The NASCAR Nationwide Series event held at Stock Car Montreal in fiscal 2011 for which we are no longer the event promoter starting in fiscal 2012;

•	Auto Club Speedway held an IndyCar Series event in fiscal 2012, for which there was no comparable event in fiscal 2011

•	The previously discussed expectation of lower ancillary revenues in 2012 (see “Future Trends in Operating Results — Television Broadcast and Ancillary Media Rights”);

•
In fiscal 2012, we expensed approximately $4.6 million, or $0.06 per diluted share, of certain ongoing carrying costs related to our Staten Island property. During fiscal 2011, we expensed approximately $2.7 million of similar costs;

•	During fiscal 2012, we recognized a charge relating to a settlement of a litigation involving certain ancillary facility operations of approximately $1.2 million, or $0.01 per diluted share;

•
In fiscal 2012, we recognized approximately $11.1 million, or $0.15 per diluted share, of impairments / losses on disposals of long-lived assets primarily attributable to the removal of assets not fully depreciated in connection with certain capital improvements. In fiscal 2011, we recognized impairments / losses on disposals of long-lived assets totaling approximately $4.7 million, or $0.06 per diluted share, primarily attributable to the removal of assets not fully depreciated in connection with certain capital improvements;

•
During fiscal 2012, we recognized approximately $9.1 million in expenses, or $0.12 per diluted share, related to the redemption of $87.0 million principal 5.40 percent Senior Notes maturing in 2014 (see “Future Liquidity — Long-Term Obligations and Commitments”).

•
In fiscal 2012 , we recognized approximately $2.8 million of income from equity investments associated with our Hollywood Casino at Kansas Speedway, which included results of operations beginning in February 2012, net of charges related to certain start up costs through the opening. In fiscal 2011, we recognized a loss of approximately $4.2 million, or $0.05 per diluted share, from this equity investment consisting of start up costs prior to opening in fiscal 2012; and

•	During fiscal 2012, we recorded approximately $0.9 million, or $0.01 per diluted share, net gain on the sale of certain assets.
Admissions revenue decreased approximately $8.3 million, or 5.8 percent, in fiscal 2012 as compared to fiscal 2011. The decrease is largely attributable to the previously discussed NASCAR Nationwide event at Stock Car Montreal that we no longer promote, as well as decreases in attendance at certain other events held during the fiscal year. Partially offsetting the decrease was the previously discussed IndyCar Series event held at Auto Club Speedway in fiscal 2012, for which there was no comparable event in fiscal 2011, as well as increased attendance for certain events conducted during Speedweeks at Daytona.
Motorsports related revenue decreased approximately $9.0 million, or 2.1 percent, in fiscal 2012 as compared to fiscal 2011. The decrease largely attributable to the previously discussed NASCAR Nationwide event at Stock Car Montreal that we no longer promote, as well as the previously discussed reduction in ancillary rights and decreases in sponsorship, suite and hospitality revenue for certain events held during the periods. Partially offsetting these decreases were increases in television broadcast revenue for events held during fiscal 2012, as well as the previously discussed IndyCar Series event held at Auto Club Speedway in fiscal 2012, for which there was no comparable event.
Food, beverage and merchandise revenue decreased approximately $1.9 million, or 3.9 percent, in fiscal 2012 as compared to fiscal 2011. The decrease is predominately due to concession sales related to non-motorsports events held in fiscal 2011 that were not held in fiscal 2012. Partially offsetting the decrease was higher catering, merchandise and concession revenues for events held during Speedweeks at Daytona.
Prize and point fund monies and NASCAR sanction fees increased slightly by approximately $0.1 million, or 0.1 percent, in fiscal 2012 as compared to fiscal 2011. The slight increase is due to increased television broadcast rights fees for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events as standard NASCAR sanctioning agreements require a specific percentage of television broadcast rights fees to be paid to competitors. Substantially offsetting the increase was prize, point and sanction fees related to the previously discussed NASCAR Nationwide event at Stock Car Montreal that we no longer promote.
Motorsports related expense increased slightly by approximately $0.2 million, or 0.2 percent, in fiscal 2012 as compared to fiscal 2011. The slight increase is related to the previously discussed IndyCar Series event held at Auto Club Speedway in fiscal 2012, for which there was no comparable event, as well as increases in expenses related to the certain non-event operations and other events conducted during the period. Largely offsetting the increases was the previously discussed NASCAR Nationwide event at Stock Car Montreal that we no longer promote. Sustaining cost containment initiatives implemented through fiscal 2011 helped to hold down expense growth. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue increased to approximately 22.6 percent for fiscal 2012, as compared to 21.9 percent for the same period in the prior year. The margin decrease was primarily due to lower admissions and motorsports related revenue coupled with the previously mentioned increase in expenses.
Food, beverage and merchandise expense decreased approximately $1.1 million, or 3.0 percent, in fiscal 2012 as compared to fiscal 2011. The decrease is substantially attributable to expenses related to concession sales for non-motorsports events held in fiscal 2011, that were not held in the fiscal 2012. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue increased to approximately 77.5 percent for fiscal 2012, as compared to 76.8 percent for the same period in the prior year. This decreased margin was attributable to one time organizational restructuring efforts related to strategic realignment of the food and beverage operations.

General and administrative expense increased approximately $4.2 million, or 4.2 percent, in fiscal 2012 as compared to fiscal 2011. The increase is primarily attributable to certain carrying costs of our Staten Island property, the aforementioned legal settlement, and certain administrative costs. Partially offsetting these increases was a reduction in property taxes. Sustaining cost containment initiatives implemented through fiscal 2011 helped to hold down expense growth. General and administrative expenses as a percentage of total revenues increased to approximately 16.8 percent for fiscal 2012, as compared to 15.7 percent for fiscal 2011. The margin decrease is primarily due to the lower total revenues combined with the previously mentioned net increase in general and administrative expenses.
Depreciation and amortization expense increased approximately $1.0 million, or 1.3 percent percent, in fiscal 2012 as compared to fiscal 2011. The overall increase was attributable to capital expenditures for our ongoing facility enhancements and related initiatives.
The impairments / losses on disposals of long-lived assets of approximately $11.1 million during fiscal 2012 is primarily attributable to the removal of certain assets not fully depreciated in connection with the repaving of the track at Kansas, as well as guest enhancements at Talladega, Richmond, and our other facilities.
Interest income during fiscal 2012 was comparable to fiscal 2011.
Interest expense decreased approximately $1.2 million, or 8.2 percent, in fiscal 2012, as compared to fiscal 2011. The decrease is primarily due to the redemption of the remaining $87.0 million principal 5.40 percent Senior Notes in March 2012. Partially offsetting the decrease were higher borrowings on our Credit Facilities, as well as interest on the private placements issued in January 2011 and September 2012 (see “Future Liquidity”).
Loss on early redemption of debt of approximately $9.1 million in fiscal 2012 is attributable to the aforementioned redemption of $87.0 million principal 5.40 percent Senior Notes maturing in 2014 (see “Future Liquidity — Long-Term Obligations and Commitments”). There was no comparable amount in fiscal 2011.
Equity in net income (loss) from equity investments in fiscal 2012 and 2011, respectively, represents our 50.0 percent equity investments in Hollywood Casino at Kansas Speedway (see “Equity and Other Investments”). We did not recognize any net income or loss from our equity investment in MA in fiscal 2012 or in fiscal 2011.
Our effective income tax rate decreased from approximately 39.3 percent to approximately 36.7 percent during fiscal 2012 compared to fiscal 2011 (see “Income Taxes”).
As a result of the foregoing, net income decreased approximately $14.8 million, or $0.28 per diluted share, for fiscal 2012 as compared to fiscal 2011
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

•
In fiscal 2011, we recognized impairments / losses on disposals of long-lived assets totaling approximately $4.7 million, or $0.06 per diluted share, primarily attributable to the removal of assets not fully depreciated in connection with certain capital improvements. In fiscal 2010, we recognized impairments of long-lived assets totaling approximately $8.9 million, or $0.11 per diluted share, primarily attributable to certain costs related to the Daytona Development Project which were capitalized and that were no longer expected to benefit the future development of the project;

•
During fiscal 2010, we recognized approximately $23.9 million, or $0.30 per diluted share, in expenses related to an interest rate swap. In fiscal 2011, the remaining deferred interest rate swap balance is included in accumulated other comprehensive loss and is being amortized as interest expense over the ten year term of private placement senior notes issued in January 2011;

•
During fiscal 2010, we recognized approximately $6.5 million in expenses, or $0.08 per diluted share, related to a partial redemption of $150.0 million principal 5.40 percent Senior Notes maturing in 2014 (see “Future Liquidity — Long-Term Obligations and Commitments”); and

•
During fiscal 2010, we had favorable tax settlements with certain states, where we de-recognized potential interest and penalties totaling approximately $6.3 million, or $0.13 per diluted share. This de-recognition of interest and penalties was recorded in income tax expense in our consolidated statement of operations. There were no comparable activities related to these settlements in the same period of fiscal 2011.

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
Motorsports related revenue increased approximately $4.7 million, or 1.1 percent, in fiscal 2011 as compared to fiscal 2010. The increase was substantially attributable to increased television broadcast and ancillary rights as well as increased sponsorship, suite and hospitality revenue for certain events held during the fiscal year. The increase was partially offset by the net impact of the previously discussed IndyCar Series schedule changes as well as certain non-comparable operations.
Food, beverage and merchandise revenue decreased approximately $4.7 million, or 8.9 percent, in fiscal 2011 as compared to fiscal 2010. The decrease was substantially attributable to lower attendance for certain events and the impact of previously discussed IndyCar Series schedule changes. Partially offsetting the decrease were non-motorsports related event sales of concessions and catering.
Prize and point fund monies and NASCAR sanction fees decreased approximately $3.0 million, or 1.9 percent, in fiscal 2011 as compared to fiscal 2010. The decrease was largely attributable to the reduction in the overall prize and point fees paid for events held as compared to prior year. Partially offsetting the decreases were the increases in television broadcast rights fees for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events as standard NASCAR sanctioning agreements require a specific percentage of television broadcast rights fees to be paid to competitors.
Motorsports related expense decreased approximately $17.7 million, or 12.4 percent, in fiscal 2011 as compared to fiscal 2010. The decrease was primarily attributable to the impact of previously mentioned IndyCar Series event schedule and business operation changes, including cost containment, focused to enhance margin without negatively impacting our guest experience. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue decreased to approximately 21.9 percent for fiscal 2011, as compared to 24.5 percent for the same period in the prior year. The margin improvement was primarily due to the impact of previously mentioned event schedule changes and focused cost containment.
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
General and administrative expense decreased approximately $3.9 million, or 3.8 percent, in fiscal 2011 as compared to fiscal 2010. Decreases during the fiscal period in personnel related and various other costs driven by cost containment initiatives contributed significantly to the decreases, which were partially offset by certain carrying costs of our Staten Island property. General and administrative expenses as a percentage of total revenues decreased slightly to approximately 15.7 percent for fiscal 2011, as compared to 15.9 percent for fiscal 2010. The slight margin improvement was primarily due to the previously discussed cost containment efforts, partially offset by the lower total revenue as well as the previously mentioned carrying costs related to our Staten Island property.
Depreciation and amortization expense increased approximately $2.4 million, or 3.2 percent, in fiscal 2011 as compared to fiscal 2010. The overall increase was attributable to capital expenditures for our ongoing facility enhancements and related initiatives.
The impairments / losses on disposals of long-lived assets of approximately $4.7 million during fiscal 2011 was primarily attributable to the ongoing removal of certain assets in connection with the previously discussed repaving of the track and grandstand enhancements at Phoenix and the grandstand enhancements at Kansas and Talladega.
Interest income during fiscal 2011 was comparable to fiscal 2010.
Interest expense decreased approximately $0.5 million, or 3.3 percent, in fiscal 2011, as compared to fiscal 2010. The overall decrease was primarily due to the lower average balances on our revolving credit facilities, partial tender of senior notes due 2014 in the fourth quarter of fiscal 2010 and increased capitalized interest during the current period, primarily associated with our equity investment in the Hollywood Casino at Kansas Speedway. Partially offsetting these decreases was interest on the private placement senior notes issued in January 2011 and higher interest rates and fees on our credit facility as compared to the same periods in the prior year.

Interest rate swap expense during fiscal 2010, totaled approximately $23.9 million, representing the expense on an interest rate swap during the period prior to the issuance of the related private placement in January 2011. There was no comparable expense in fiscal 2011. In fiscal 2011, the remaining deferred interest rate swap balance is included in accumulated other comprehensive loss and is being amortized as interest expense over the ten year term of private placement senior notes issued in January 2011.
Loss on early redemption of debt of approximately $6.5 million in fiscal 2010 was attributable to the aforementioned partial redemption of the $150.0 million principal 5.40 percent Senior Notes maturing in 2014. There was no comparable amount in fiscal 2011.
Equity investments represents our 50.0 percent equity investments in Hollywood Casino at Kansas Speedway and MA (see “Equity and Other Investments”). The equity in net loss from equity investments in fiscal 2011 and 2010 relate to certain start up costs for the Hollywood Casino at Kansas Speedway. We did not recognize any net income or loss from operations of MA in fiscal 2011 or in fiscal 2010.
Our effective income tax rate increased from approximately 27.0 percent to approximately 39.3 percent during fiscal 2011 compared to fiscal 2010 (see “Income Taxes”).
As a result of the foregoing, net income increased approximately $14.9 million, or $0.33 per diluted share, for fiscal 2011 as compared to fiscal 2010.
Liquidity and Capital Resources
General
We have historically generated sufficient cash flow from operations to fund our working capital needs, capital expenditures at existing facilities, and return of capital through payments of an annual cash dividend and repurchase of our shares under our Stock Purchase Plan. In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance of long-term debt, borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects. At November 30, 2012, we had cash and cash equivalents totaling approximately $78.4 million, $165.0 million principal amount of senior notes outstanding, a debt service funding commitment of approximately $60.6 million principal amount related to the taxable special obligation revenue (“TIF”) bonds issued by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”), $50.3 million principal term loan related to our headquarters office building (the International Motorsports Center, or “IMC”); and $1.0 million principal amount of other third party debt. At November 30, 2012, we had working capital of $50.9 million, primarily supported by $78.4 million of cash and cash equivalents. At November 30, 2011, we had working capital of $75.8 million, which was anchored by $110.1 million of cash and cash equivalents.
Our liquidity is primarily generated from our ongoing motorsports operations, and we expect our strong operating cash flow to continue in the future. In addition, as of November 30, 2012, we have approximately $296.0 million available to draw upon under our $300.0 million revolving credit facility, if needed. See “Future Liquidity” for additional disclosures relating to our credit facility and certain risks that may affect our near term operating results and liquidity.
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
During fiscal year 2012, our significant cash flow items include the following:

•	Net cash provided by operating activities totaled approximately $150.9 million;

•	Capital expenditures totaling approximately $82.9 million;

•	Net proceeds of $10.7 million related to long-term debt;

•	Net payments of $50.0 million related to our credit facility;

•	Contributions to the Hollywood Casino at Kansas Speedway joint venture, net of proceeds received, totaling approximately $41.0 million; and

•	Dividends paid and reacquisitions of previously issued common stock totaling approximately $19.8 million.
Capital Expenditures

Capital expenditures totaled approximately $82.9 million for fiscal 2012, for projects at our existing facilities related to grandstand seating enhancements at Talladega , Homestead and Watkins Glen ; grandstand seating enhancements and RV improvements at Daytona; RV improvements and paving at Michigan; hospitality improvements at Chicagoland and Richmond; paving at Phoenix; and a variety of other improvements and renovations. In comparison, capital expenditures for fiscal 2011 totaled approximately $76.8 million, which included approximately $68.0 million for projects at our existing facilities and approximately $8.8 million associated with other land purchases as well as the Staten Island property.
At November 30, 2012, we have approximately $28.7 million remaining in capital projects currently approved for our existing facilities. These projects include grandstand seating enhancements at Talladega and Daytona; grandstand improvements at Richmond; improved restroom buildings at Michigan; improvements at various facilities for expansion of parking, camping capacity and other uses; and a variety of other improvements and renovations to our facilities that enable us to effectively compete with other sports venues for consumer and corporate spending.
As a result of these currently approved projects and anticipated additional approvals in fiscal 2013, we expect our total fiscal 2013 capital expenditures at our existing facilities will be approximately $80.0 million to $90.0 million depending on the timing of certain projects.
We review the capital expenditure program periodically and modify it as required to meet current business needs.
Future Liquidity
General
As discussed in “Future Trends in Operating Results,” economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, credit availability, interest rates and taxation rates, may impact our ability to sell tickets to our events and to secure revenues from corporate marketing partnerships. We believe that adverse economic trends, particularly the sustained level of high unemployment and decreased consumer confidence, significantly contributed to the level of attendance for certain of our motorsports entertainment events during the recession beginning in 2008. Absent a sustained improvement in consumer confidence that includes an increase in discretionary spending, we expect certain of these adverse trends to persist through fiscal 2013, which we expect to have an impact on our business, especially attendance-related and corporate partner revenues. This may negatively impact year-over-year comparability for our revenue categories for the full year, with the exception of domestic broadcast media rights fees.
Our cash flow from operations consists primarily of ticket, hospitality, merchandise, catering and concession sales and contracted revenues arising from television broadcast rights and marketing partnerships. Despite current economic conditions, we believe that cash flows from operations, along with existing cash, cash equivalents and available borrowings under our credit facility, will be sufficient to fund:

•	operations and approved capital projects at existing facilities for the foreseeable future;

•	payments required in connection with the funding of the Unified Government’s debt service requirements related to the TIF bonds;

•	payments related to our existing debt service commitments;

•	equity contributions in connection with any future expansion of the Hollywood Casino at Kansas Speedway development; and

•	our annual dividend and share repurchases under our Stock Purchase Plan.
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

Long-Term Obligations and Commitments
In January 2011, we completed an offering of approximately $65.0 million principal amount of senior unsecured notes in a private placement (“4.63 percent Senior Notes”). These notes, which bear interest at 4.63 percent and are due January 2021, require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.63 percent Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Certain of our wholly owned domestic subsidiaries are guarantors of the 4.63 percent Senior Notes. The 4.63 percent Senior Notes also contain various restrictive covenants. At November 30, 2012, outstanding principal on the 4.63 percent Senior Notes was approximately $65.0 million.
In September 2012, we completed an offering of approximately $100.0 million principal amount of senior unsecured notes in a private placement (“3.95 percent Senior Notes”). The 3.95 percent Senior Notes bear interest at 3.95 percent and are due September 2024. The 3.95 percent Senior Notes require semi-annual interest payments on March 13 and September 13 through their maturity. The 3.95 percent Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Certain of our wholly owned domestic subsidiaries are guarantors of the 3.95 percent Senior Notes. The 3.95 percent Senior Notes also contain various restrictive covenants. The funds received were used to pay down $100.0 million of the outstanding balance on the 2010 Credit Facility. In March 2012, we utilized additional borrowings under our 2010 Credit Facility to redeem and retire all outstanding $87.0 million principal amount of the 5.40 percent Senior Notes (see "Long-Term Debt"). At November 30, 2012, outstanding principal on the 3.95 percent Senior Notes was approximately $100.0 million.
Our wholly owned subsidiary, Raceway Associates, LLC, which owns and operates Chicagoland and Route 66, has debt outstanding in the form of revenue bonds payable (“4.82 percent Revenue Bonds”), consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.82 percent Revenue Bonds have an interest rate of 4.82 percent and a monthly payment of approximately $29,000 principal and interest. At November 30, 2012, outstanding principal on the 4.82 percent Revenue Bonds was approximately $1.0 million.
The term loan (“6.25 percent Term Loan”), related to the construction of our International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.25 percent, and a current monthly payment of approximately $292,000 principal and interest. At November 30, 2012, the outstanding principal on the 6.25 percent Term Loan was approximately $50.3 million.
In January 1999, the Unified Government, issued approximately $71.3 million in TIF bonds in connection with the financing of construction of Kansas Speedway. At November 30, 2012, outstanding TIF bonds totaled approximately $60.6 million, net of the unamortized discount, which is comprised of a $11.6 million principal amount, 6.15 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.75 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by our wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway’s boundaries and are not our obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At November 30, 2012, the Unified Government had approximately $1.9 million in 2002 STAR Bonds outstanding. Under a keepwell agreement, we have agreed to provide financial assistance to KSC, if necessary, to support its guarantee of the 2002 STAR Bonds.
In November 2012, we amended and restated our $300.0 million revolving credit facility ("2012 Credit Facility"). The amendment provides better terms and extends the final maturity of the facility from November 2015 to November 2017. The 2012 Credit Facility contains a feature that allows us to increase the credit facility from $300.0 million to a total of $500.0 million, subject to certain conditions. The 2012 Credit Facility is scheduled to mature in November 2017, and accrues interest at LIBOR plus 100.0 - 162.5 basis points, depending on the better of our debt rating as determined by specified rating agencies or our leverage ratio. The 2012 Credit Facility contains various restrictive covenants. At November 30, 2012, we had no outstanding borrowings under the 2012 Credit Facility.
At November 30, 2012 we had contractual cash obligations to repay debt and to make payments under operating agreements, leases and commercial commitments in the form of guarantees and unused lines of credit. Payments due under these long-term obligations are as follows as of November 30, 2012 (in thousands):

		Obligations Due by Period
	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt	$277,583	$2,513	$6,243	$7,146	$261,681
Interest	158,755	15,015	27,921	27,124	88,695
Motorsports entertainment facility operating agreement	24,780	2,220	4,440	2,207	15,913
Other operating leases	43,479	3,855	5,213	3,070	31,341
Total Contractual Cash Obligations	$504,597	$23,603	$43,817	$39,547	$397,630
We have a total current tax liability of approximately $0.4 million and a long-term tax liability of approximately $1.8 million for uncertain tax positions, inclusive of tax and interest included in our consolidated balance sheet at November 30, 2012, related to various state income tax matters. The contractual cash obligations table above excludes the long-term liability for these uncertain tax positions as we are unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities.
Commercial commitment expirations are as follows as of November 30, 2012 (in thousands):

		Commitment Expiration by Period
	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years
Guarantees	$3,171	$1,511	$460	$465	$735
Unused credit facilities	300,000	—	—	300,000	—
Total Commercial Commitments	$303,171	$1,511	$460	$300,465	$735
Speedway Developments
In light of NASCAR's publicly announced position regarding additional potential realignment of the NASCAR Sprint Cup Series schedule, we believe there are still potential development opportunities for public/private partnerships in new, underserved markets across the country that would create value for our shareholders. However, we are not currently pursuing any new speedway development opportunities.
Daytona Development Project
We are exploring development of a mixed-use entertainment-oriented destination, adjacent to our 188,000 square foot office building, the International Motorsports Center, on property we own located directly across from our Daytona motorsports entertainment facility.  As part of the project evaluation, we are in active discussions with potential development partners and anchor tenants.

We recently received approval from the City of Daytona Beach amending the city's comprehensive plan and the previously approved planned master development agreement in order to enhance the value of our property and facilitate its future development. Approved land use entitlements for the property, which now encompasses 181 acres, allow for up to 1,420,000 square feet of retail/dining/entertainment, 2,500 seats in a movie theater, 660 hotel rooms, 1,350 units of residential, 567,000 of additional office space and 500,000 square feet of commercial/industrial space.

We continue to believe that a mixed-use retail/dining/entertainment development located across from our Daytona facility will be a successful project. Development of the balance of the project is dependent on several factors, including lease arrangements, availability of project financing and overall market conditions.
Inflation
We do not believe that inflation has had a material impact on our operating costs and earnings.
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles and International Financial Reporting Standards, the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. We adopted this provision in the first quarter of fiscal 2012.
Factors That May Affect Operating Results
This report and the documents incorporated by reference may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify a forward-looking statement by our use of the words “anticipate,” “estimate,” “expect,” “may,” “believe,” “objective,” “projection,” “forecast,” “goal,” and similar expressions. These forward-looking statements include our statements regarding the timing of future events, our anticipated future operations and our anticipated future financial position and cash requirements. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. We disclose the important factors that could cause our actual results to differ from our expectations in cautionary statements made in this report and in other filings we have made with the SEC. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors described in this report and other factors set forth in or incorporated by reference in this report.
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
We have various debt instruments that are issued at fixed rates. These financial instruments, which have a fixed rate of interest, are exposed to fluctuations in fair value resulting from changes in market interest rates. The fair values of long-term debt are based on quoted market prices at the date of measurement. Our credit facilities approximate fair value as they bear interest rates that approximate market. At November 30, 2012, we had no variable debt outstanding.

At November 30, 2012, the fair value of our total long-term debt as determined by quotes from financial institutions was approximately $301.2 million. The potential decrease in fair value resulting from a hypothetical 10.0 percent shift in interest rates would be approximately $7.0 million at November 30, 2012.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
International Speedway Corporation
We have audited the accompanying consolidated balance sheets of International Speedway Corporation (the Company) as of November 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Speedway Corporation at November 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), International Speedway Corporation’s internal control over financial reporting as of November 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 25, 2013, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Certified Public Accountants
Jacksonville, Florida
January 25, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
International Speedway Corporation
We have audited International Speedway Corporation’s internal control over financial reporting as of November 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). International Speedway Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, International Speedway Corporation maintained, in all material respects, effective internal control over financial reporting as of November 30, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of International Speedway Corporation as of November 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2012 of International Speedway Corporation and our report dated January 25, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Certified Public Accountants
Jacksonville, Florida
January 25, 2013

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30,
	2011	2012
	(in thousands, except share and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$110,078	$78,379
Receivables, less allowance of $1,000 in 2011 and 2012, respectively	36,098	30,830
Inventories	2,481	3,020
Income taxes receivable	5,914	6,202
Deferred income taxes	3,949	2,029
Prepaid expenses and other current assets	6,875	7,159
Total Current Assets	165,395	127,619
Property and Equipment, net	1,371,776	1,362,186
Other Assets:
Equity investments	100,137	146,378
Intangible assets, net	178,701	178,649
Goodwill	118,791	118,791
Other	9,839	8,118
	407,468	451,936
Total Assets	$1,944,639	$1,941,741
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$2,264	$2,513
Accounts payable	17,917	12,630
Deferred income	46,209	42,818
Income taxes payable	1,212	1,507
Current tax liabilities	4,178	434
Other current liabilities	17,856	16,849
Total Current Liabilities	89,636	76,751
Long-Term Debt	313,888	274,419
Deferred Income Taxes	315,659	328,223
Long-Term Tax Liabilities	1,784	1,790
Long-Term Deferred Income	10,087	10,455
Other Long-Term Liabilities	1,119	1,293
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 26,352,759 and 26,081,558 issued and outstanding in 2011 and 2012, respectively	264	260
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 20,145,871 and 20,050,277 issued and outstanding in 2011 and 2012, respectively	200	200
Additional paid-in capital	445,005	442,474
Retained earnings	772,938	811,172
Accumulated other comprehensive loss	(5,941)	(5,296)
Total Shareholders’ Equity	1,212,466	1,248,810
Total Liabilities and Shareholders’ Equity	$1,944,639	$1,941,741
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Year Ended November 30,
	2010	2011	2012
	(in thousands, except share and per share amounts)
REVENUES:
Admissions, net	$160,476	$144,433	$136,099
Motorsports related	420,910	425,655	416,699
Food, beverage and merchandise	52,527	47,863	45,985
Other	11,444	11,734	13,584
	645,357	629,685	612,367
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	157,571	154,562	154,673
Motorsports related	142,603	124,861	125,072
Food, beverage and merchandise	36,949	36,744	35,642
General and administrative	102,733	98,795	102,958
Depreciation and amortization	74,465	76,871	77,870
Impairments / losses on disposals of long-lived assets	8,859	4,687	11,143
	523,180	496,520	507,358
Operating income	122,177	133,165	105,009
Interest income	170	139	102
Interest expense	(15,216)	(14,710)	(13,501)
Interest rate swap expense	(23,878)	—	—
Loss on early redemption of debt	(6,535)	—	(9,144)
Other income	—	—	1,008
Equity in net (loss) income from equity investments	(1,904)	(4,177)	2,757
Income from continuing operations before income taxes	74,814	114,417	86,231
Income taxes	20,236	44,993	31,653
Income from continuing operations	54,578	69,424	54,578
Loss from discontinued operations, net of income taxes of ($25), $0 and $0, respectively	(47)	—	—
Net income	$54,531	$69,424	$54,578
Basic and diluted earnings per share:
Income from continuing operations	$1.13	$1.46	$1.18
Loss from discontinued operations	0.00	—	—
Net income	$1.13	$1.46	$1.18

Dividends per share	$0.16	$0.18	$0.20

Basic weighted average shares outstanding	48,242,555	47,602,574	46,386,355

Diluted weighted average shares outstanding	48,242,555	47,611,179	46,396,631
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Comprehensive Income

	Year Ended November 30,
	2010	2011	2012
	(in thousands)
Net income	$54,531	$69,424	$54,578
Other comprehensive income:
Foreign currency translation, net of tax benefit (expense) of $38, $12 and ($14), respectively	59	19	(21)
Interest rate swap expense, net of tax expense of $8,777	13,442	—	—
Interest rate swap fair value adjustment, net of tax benefit of $5,063	(7,786)	—	—
Amortization of interest rate swap, net of tax benefit of $0, $397 and $416, respectively	—	594	666
Comprehensive income	$60,246	$70,037	$55,223

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands)

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
Balance at November 30, 2009	$278	$205	$493,765	$665,274	$(12,269)	$1,147,253
Net income	—	—	—	54,531	—	54,531
Other comprehensive income	—	—	—	—	5,715	5,715
Cash dividends ($.16 per share)	—	—	—	(7,706)	—	(7,706)
Reacquisition of previously issued common stock	(5)	—	(13,845)	—	—	(13,850)
Conversion of Class B Common Stock to Class A Common Stock	2	(2)	—	—	—	—
Other	—	—	(585)	—	—	(585)
Stock-based compensation	—	—	1,819	—	—	1,819
Balance at November 30, 2010	275	203	481,154	712,099	(6,554)	1,187,177
Net income	—	—	—	69,424	—	69,424
Other comprehensive income	—	—	—	—	613	613
Exercise of stock options	—	—	51	—	—	51
Cash dividends ($.18 per share)	—	—	—	(8,585)	—	(8,585)
Reacquisition of previously issued common stock	(14)	—	(37,390)	—	—	(37,404)
Conversion of Class B Common Stock to Class A Common Stock	3	(3)	—	—	—	—
Other	—	—	(276)	—	—	(276)
Stock-based compensation	—	—	1,466	—	—	1,466
Balance at November 30, 2011	264	200	445,005	772,938	(5,941)	1,212,466
Net income	—	—	—	54,578	—	54,578
Other comprehensive income	—	—	—	—	645	645
Cash dividends ($.20 per share)	—	—	—	(9,283)	—	(9,283)
Reacquisition of previously issued common stock	(4)	—	(3,491)	(7,061)	—	(10,556)
Other	—	—	(914)	—	—	(914)
Stock-based compensation	—	—	1,874	—	—	1,874
Balance at November 30, 2012	$260	$200	$442,474	$811,172	$(5,296)	$1,248,810
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Year Ended November 30,
	2010	2011	2012
	(in thousands)
OPERATING ACTIVITIES
Net income	$54,531	$69,424	$54,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,465	76,871	77,870
Stock-based compensation	1,819	1,466	1,874
Amortization of financing costs	671	1,398	1,605
Deferred income taxes	22,799	35,688	12,184
Loss (income) from equity investments	1,904	4,177	(2,757)
Impairments / losses on disposals of long-lived assets, non cash	8,859	4,687	8,055
Other, net	398	551	(829)
Changes in operating assets and liabilities
Receivables, net	7,999	(2,163)	5,268
Inventories, prepaid expenses and other assets	253	(601)	966
Accounts payable and other liabilities	(19,251)	(649)	(2,521)
Deferred income	(15,657)	(4,955)	(3,023)
Income taxes	(26,396)	13,138	(2,345)
Net cash provided by operating activities	112,394	199,032	150,925
INVESTING ACTIVITIES
Capital expenditures	(105,934)	(76,848)	(82,872)
Proceeds from short-term investments	400	—	—
Purchases of short-term investments	(200)	—	—
Decrease in restricted cash	9,142	1,002	—
Distribution from equity investee and affiliate	—	—	11,000
Equity investments and advances to affiliate	(31,545)	(60,625)	(51,984)
Other, net	(70)	(56)	1,423
Net cash used in investing activities	(128,207)	(136,527)	(122,433)
FINANCING ACTIVITIES
Proceeds under credit facility	202,000	30,000	130,000
Payments under credit facility	(175,000)	(82,000)	(180,000)
Proceeds from long-term debt	—	65,000	100,000
Payment of long-term debt	(67,974)	(3,216)	(89,306)
Deferred financing fees	(1,651)	(439)	(1,046)
Exercise of Class A common stock options	—	51	—
Cash dividends paid	(7,706)	(8,585)	(9,283)
Reacquisition of previously issued common stock	(8,262)	(37,404)	(10,556)
Net cash used in financing activities	(58,593)	(36,593)	(60,191)
Net (decrease) increase in cash and cash equivalents	(74,406)	25,912	(31,699)
Cash and cash equivalents at beginning of year	158,572	84,166	110,078
Cash and cash equivalents at end of year	$84,166	$110,078	$78,379
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF BUSINESS: International Speedway Corporation (“ISC”), including its wholly owned subsidiaries (collectively the “Company”), is a leading promoter of motorsports themed entertainment activities in the United States. As of November 30, 2012, the Company owned and/or operated 13 of the nation’s major motorsports entertainment facilities as follows:

Track Name	Location	Track Length
Daytona International Speedway	Daytona Beach, Florida	2.5 miles
Talladega Superspeedway	Talladega, Alabama	2.7 miles
Richmond International Raceway	Richmond, Virginia	0.8 miles
Michigan International Speedway	Brooklyn, Michigan	2.0 miles
Auto Club Speedway of Southern California	Fontana, California	2.0 miles
Kansas Speedway	Kansas City, Kansas	1.5 miles
Chicagoland Speedway	Joliet, Illinois	1.5 miles
Darlington Raceway	Darlington, South Carolina	1.3 miles
Homestead-Miami Speedway	Homestead, Florida	1.5 miles
Martinsville Speedway	Martinsville, Virginia	0.5 miles
Phoenix International Raceway	Phoenix, Arizona	1.0 miles
Watkins Glen International	Watkins Glen, New York	3.4 miles
Route 66 Raceway	Joliet, Illinois	0.25 miles
In 2012, these motorsports entertainment facilities promoted well over 100 stock car, open wheel, sports car, truck, motorcycle and other racing events, including:

•	21 National Association for Stock Car Auto Racing (“NASCAR”) Sprint Cup Series events;

•	15 NASCAR Nationwide Series events;

•	9 NASCAR Camping World Truck Series events;

•	4 Grand American Road Racing Association (“Grand American”) events including the premier sports car endurance event in the United States, the Rolex 24 at Daytona;

•	One National Hot Rod Association (“NHRA”) Full Throttle drag racing series event;

•	One IZOD IndyCar ("IndyCar") Series event; and

•	A number of other prestigious stock car, sports car, open wheel and motorcycle events.
The general nature of the Company’s business is a motorsports themed amusement enterprise, furnishing amusement to the public in the form of motorsports themed entertainment. The Company’s motorsports themed event operations consist principally of racing events at these major motorsports entertainment facilities, which, in total, currently have approximately 930,000 grandstand seats and 536 suites. The Company also conducts, either through operations of the particular facility or through certain wholly owned subsidiaries operating under the name “Americrown,” souvenir merchandising operations, food and beverage concession operations and catering services, both in suites and chalets, for customers at its motorsports entertainment facilities.
Motor Racing Network, Inc. (“MRN”), the Company’s proprietary radio network, produces and syndicates to radio stations live coverage of the NASCAR Sprint Cup, Nationwide and Camping World Truck series races and certain other races conducted at the Company’s motorsports entertainment facilities, as well as some races from motorsports entertainment facilities the Company does not own. In addition, MRN provides production services for Sprint Vision, the trackside large screen video display units, at substantially all NASCAR Sprint Cup Series event weekends. MRN also produces and syndicates daily and weekly NASCAR racing-themed programs.
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
The Company maintained its cash and cash equivalents primarily with a limited number of financial institutions at November 30, 2012.
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
EQUITY INVESTMENTS: The Company’s investments in joint ventures and other investees where it can exert significant influence on the investee, but does not have effective control over the investee, are accounted for using the equity method of accounting. The Company’s equity in the net income (loss) from equity method investments is recorded as income (loss) with a corresponding decrease in the investment. Dividends or return of capital received reduce the investment. The Company recognizes the effects of transactions involving the sale or distribution by an equity investee of its common stock as capital transactions.
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
In connection with the Company’s fiscal 2012 assessment of goodwill and intangible assets for possible impairment, the Company used the methodology described above. The Company believes its methods used to determine fair value and evaluate possible impairment were appropriate, relevant, and represent methods customarily available and used for such purposes. The

Company’s latest annual assessment of goodwill and other intangible assets in the fourth quarter of fiscal 2012 indicated there had been no impairment and the fair value substantially exceeded the carrying value for the respective reporting units, except for one reporting unit. The estimated fair value for this one reporting unit, which has goodwill of less than $20.0 million, exceeded the carrying value by less than 5 percent as determined using its internal discounted cash flow methodology. The Company believes the most recent comparable market transactions would support a substantially higher valuation.
The Company believes its methods used to determine fair value and evaluate possible impairment were appropriate, relevant, and represent methods customarily available and most used for such purposes. Despite the current adverse economic trends, particularly the decline in consumer confidence and the rise in unemployment, which have contributed to the decrease in attendance related as well as corporate partner revenues for certain of the Company’s motorsports events during fiscal 2012, the Company believes there has been no significant change in the long-term fundamentals of its ongoing motorsports event business. The Company believes its present operational and cash flow outlook further support its conclusion. While the Company continues to review and analyze many factors that can impact its business prospects in the future, its analysis is subjective and is based on conditions existing at, and trends leading up to, the time the estimates and assumptions are made. Different conditions or assumptions, or changes in cash flows or profitability, if significant, could have a material adverse effect on the outcome of the impairment evaluation and the Company’s future condition or results of operations.
DEFERRED FINANCING FEES: Deferred financing fees are amortized over the term of the related debt and are included in other non-current assets.
COMPREHENSIVE INCOME: Comprehensive income is the changes in equity of an enterprise except those resulting from shareholder transactions. Accumulated other comprehensive income consists of the following (in thousands):

	November 30,
	2011	2012
Interest rate swap, net of tax benefit of $3,864 and $3,449, respectively	$(5,962)	$(5,296)
Foreign currency translation, net of tax of $14	21	—
	$(5,941)	$(5,296)
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
Kansas Speedway ("Kansas") and Chicagoland Speedway ("Chicagoland") offer Preferred Access Speedway Seating (“PASS”) agreements, which give purchasers the exclusive right and obligation to purchase season-ticket packages for certain sanctioned racing events annually, under specified terms and conditions. Among the conditions, licensees are required to purchase all season-ticket packages when and as offered each year. PASS agreements automatically terminate without refund should owners not purchase any offered season tickets.
Net fees received under PASS agreements are deferred and are amortized into income over the term of the agreements. Long-term deferred income under the PASS agreements totals approximately $9.3 million and $7.8 million at November 30, 2011 and 2012, respectively.
ADVERTISING EXPENSE: Advertising costs are expensed as incurred. Advertising expense from continuing operations was approximately $18.4 million, $15.2 million and $15.3 million for the years ended November 30, 2010, 2011 and 2012, respectively.

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
NEW ACCOUNTING PRONOUNCEMENTS: In June 2011, FASB issued ASU 2011-5, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles and International Financial Reporting Standards, the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Company adopted this provision in the first quarter of fiscal 2012.
NOTE 2 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the years ended November 30, (in thousands, except share and per share amounts):

	2010	2011	2012
Basic and diluted:
Income from continuing operations	$54,578	$69,424	$54,578
Loss from discontinued operations	(47)	—	—
Net income	$54,531	$69,424	$54,578
Basic earnings per share denominator:
Weighted average shares outstanding	48,242,555	47,602,574	46,386,355
Basic earnings per share:
Income from continuing operations	$1.13	$1.46	$1.18
Loss from discontinued operations	0.00	—	—
Net income	$1.13	$1.46	$1.18
Diluted earnings per share denominator:
Weighted average shares outstanding	48,242,555	47,602,574	46,386,355
Common stock options	—	8,605	10,276
Diluted weighted average shares outstanding	48,242,555	47,611,179	46,396,631
Diluted earnings per share:
Income from continuing operations	$1.13	$1.46	$1.18
Loss from discontinued operations	—	—	—
Net income	$1.13	$1.46	$1.18
Anti-dilutive shares excluded in the computation of diluted earnings per share	271,494	254,945	231,496

NOTE 3 — PROPERTY AND EQUIPMENT
Property and equipment consists of the following as of November 30, (in thousands):

	2011	2012
Land and leasehold improvements	$240,653	$241,393
Buildings, grandstands and motorsports entertainment facilities	1,510,617	1,541,276
Furniture and equipment	166,082	175,443
Construction in progress	102,329	105,128
	2,019,681	2,063,240
Less accumulated depreciation	647,905	701,054
	$1,371,776	$1,362,186
Depreciation expense from continuing operations was approximately $74.5 million, $76.9 million and $77.8 million for the years ended November 30, 2010, 2011 and 2012, respectively.
NOTE 4 — IMPAIRMENT OF LONG-LIVED ASSETS
In fiscal 2010, the Company recorded a before-tax charge of approximately $8.9 million, or $0.11 per diluted share, as an impairment/loss on disposal of long-lived assets primarily attributable to the non-cash impairment of certain costs related to the Daytona Development Project and removal of certain other long-lived assets located at its motorsports facilities.
In fiscal 2011, the Company recorded a before-tax charge of approximately $4.7 million, or $0.06 per diluted share, as an impairment/loss on disposal of long-lived assets primarily attributable to the ongoing removal of certain assets in connection with the repaving of the track and grandstand enhancements at Phoenix International Raceway (“Phoenix”) and the grandstand enhancements at Kansas and Talladega Superspeedway (“Talladega”).
In fiscal 2012, the Company recorded a before-tax charge of approximately $11.1 million, or $0.15 per diluted share, as an impairment/loss on disposal of long-lived assets is primarily attributable to the ongoing removal of certain assets in connection with the track repaving at Kansas, as well as guest enhancements at Talladega, Richmond International Raceway (“Richmond”) and certain of the Company's other facilities.
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
The Hollywood Casino at Kansas Speedway features a 95,000 square foot casino with 2,000 slot machines and 52 table games (including 12 poker tables), a 1,253 space parking structure as well as a sports-themed bar, dining and entertainment options. Kansas Entertainment funded the development with equity contributions from each partner. KSDC and Penn shared equally in the cost of developing and constructing the facility. The Company's share of capitalized development costs for the project, excluding our contribution of land, was approximately $145.0 million. Through November 30, 2012, the Company has funded approximately $134.3 million of these capitalized development costs as well as certain working capital needs of the project prior to opening. Cash flow from the casino’s operations has been used to fund the remaining development costs. During the Company's fiscal 2012 fourth quarter, it received approximately $8.5 million of distributions of cash flows from the casino's operations. In addition, in December 2012, the Company received a distribution of cash flows from the casino's operations of approximately $4.5 million.
The Company has accounted for Kansas Entertainment as an equity investment in its financial statements as of November 30, 2012. Start up and related costs through opening were expensed through equity in net loss from equity investments. The Company’s 50.0 percent portion of Kansas Entertainment’s net loss was approximately $1.9 million and $4.2 million for fiscal years 2010 and 2011, respectively, and net income of approximately $2.8 million for fiscal year 2012, and is included in equity in net (loss) income from equity investments in our consolidated statements of operations.
Staten Island Property

The Company’s wholly owned indirect subsidiary, 380 Development, LLC (“380 Development”), owns a total of 676 acres located in the New York City borough of Staten Island. The Company is currently in exclusive negotiations with an interested buyer for 380 Development.The timing of any closing is uncertain and the Company cannot assure that one will occur as a result of these exclusive negotiations.
Motorsports Authentics
The Company is a partner with Speedway Motorsports, Inc. in a 50/50 joint venture, SMISC, LLC, which, through its wholly owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics (“MA”). MA designs, promotes, markets and distributes motorsports licensed merchandise.The Company’s 50.0 percent investment in MA’s was previously reduced to zero and they Company did not recognize any net income or loss from operations of MA during fiscal years 2010 , 2011, and 2012, respectively. As of November 30, 2012, the Company has a guaranty exposure to one NASCAR team licensor of approximately $1.2 million. The guaranty exposure was satisfied upon MA making its final payment to the NASCAR team licensor on December 30, 2012.
Summarized financial information of the Company’s equity investments as of and for the years ended November 30,, are as follows (in thousands):

	2010	2011	2012
Current assets	$73,109	$48,564	$46,054
Noncurrent assets	43,174	173,393	258,239
Current liabilities	15,700	16,573	22,379
Noncurrent liabilities	6,316	4,065	1,819
Net sales	75,143	34,788	144,715
Gross profit	28,971	19,781	63,516
Operating (loss) income	(2,668)	(9,080)	8,914
Net (loss) income	(965)	(9,374)	9,266
NOTE 6 — GOODWILL AND INTANGIBLE ASSETS
The gross carrying value and accumulated amortization of the major classes of intangible assets relating to the Motorsports Event segment as of November 30, are as follows (in thousands):

	2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$7	$3
Other	108	16	92
Total amortized intangible assets	118	23	95
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793
Total non-amortized intangible assets	178,606	—	178,606
Total intangible assets	$178,724	$23	$178,701

	2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$8	$2
Other	92	51	41
Total amortized intangible assets	102	59	43
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793
Total non-amortized intangible assets	178,606	—	178,606
Total intangible assets	$178,708	$59	$178,649
The following table presents current and expected amortization expense of the existing intangible assets as of November 30, for each of the following periods (in thousands):

Amortization expense for the year ended November 30, 2012	$52
Estimated amortization expense for the year ending November 30:
2013	21
2014	16
2015	6
2016	—
2017	—
There were no changes in the carrying value of goodwill during fiscal 2011 and 2012.
NOTE 7 — LONG-TERM DEBT
Long-term debt consists of the following as of November 30, (in thousands):

	November 30, 2011	November 30, 2012
5.40 percent Senior Notes	$87,024	$—
4.63 percent Senior Notes	65,000	65,000
3.95 percent Senior Notes	—	100,000
4.82 percent Revenue Bonds	1,262	970
6.25 percent Term Loan	50,667	50,318
TIF bond debt service funding commitment	62,199	60,644
Revolving Credit Facility	50,000	—
	316,152	276,932
Less: current portion	2,264	2,513
	$313,888	$274,419

Schedule of Payments (in thousands)

For the year ending November 30:
2013	$2,513
2014	2,807
2015	3,436
2016	3,408
2017	3,738
Thereafter	261,681
277,583
Net premium	(651)
Total	$276,932
In March 2012, the Company utilized additional borrowings under its revolving credit facility to redeem and retire all outstanding $87.0 million principal amount of the 5.40 percent Senior Notes, including the payment of a tender premium of approximately $9.0 million and accrued interest. The net tender premium, associated unamortized net deferred financing costs and unamortized original issuance discount were recorded as loss on early redemption of debt totaling approximately $9.1 million.
In January 2011, the Company completed an offering of approximately $65.0 million principal amount of senior unsecured notes in a private placement (“4.63 percent Senior Notes”). These notes, which bear interest at 4.63 percent and are due January 2021, require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.63 percent Senior Notes may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company’s wholly owned domestic subsidiaries are guarantors of the 4.63 percent Senior Notes. The 4.63 percent Senior Notes also contain various restrictive covenants. The associated deferred financing fees are treated as additional interest expense and are being amortized over the life of the 4.63 percent Senior Notes, on a straight-line method, which approximates the effective yield method. At November 30, 2012, outstanding principal on the 4.63 percent Senior Notes was approximately $65.0 million.
In September 2012, the Company completed an offering of approximately $100.0 million principal amount of senior unsecured notes in a private placement (“3.95 percent Senior Notes”). The 3.95 percent Senior Notes bear interest at 3.95 percent and are due September 2024. The 3.95 percent Senior Notes require semi-annual interest payments on March 13 and September 13 through their maturity. The 3.95 percent Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company's wholly owned domestic subsidiaries are guarantors of the 3.95 percent Senior Notes. The 3.95 percent Senior Notes also contain various restrictive covenants. The funds received were used to pay down $100.0 million of the outstanding balance on the Company's credit facility. At November 30, 2012, outstanding principal on the 3.95 percent Senior Notes was approximately $100.0 million.
Debt associated with the Company's wholly owned subsidiary, Raceway Associates, LLC, which owns and operates Chicagoland and Route 66 Raceway, consists of Revenue bonds payable (“4.82 percent Revenue Bonds”) consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.82 percent Revenue Bonds have an interest rate of 4.82 percent and a monthly payment of approximately $29,000 principal and interest. At November 30, 2012, outstanding principal on the 4.82 percent Revenue Bonds was approximately $1.0 million.
The term loan (“6.25 percent Term Loan”), related to the construction of the Company’s International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.25 percent, and a current monthly payment of approximately $292,000 principal and interest. At November 30, 2012, the outstanding principal on the 6.25 percent Term Loan was approximately $50.3 million.
In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”), issued approximately $71.3 million in taxable special obligation revenue (“TIF”) bonds in connection with the financing of construction of Kansas Speedway. At November 30, 2012, outstanding TIF bonds totaled approximately $60.6 million, net of the unamortized discount, which is comprised of a $11.6 million principal amount, 6.15 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.75 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on

April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
In November 2012, the Company amended and restated its $300.0 million revolving credit facility (“2012 Credit Facility”). The amendment provides better terms and extends the final maturity of the facility from November 2015 to November 2017. The 2012 Credit Facility contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions. The 2012 Credit Facility is accrues interest at LIBOR plus 100.0 — 162.5 basis points, depending on the better of its debt rating as determined by specified rating agencies or the Company’s leverage ratio. The 2012 Credit Facility contains various restrictive covenants. At November 30, 2012, the Company had no outstanding borrowings under the 2012 Credit Facility.
At November 30, 2012, the Company has approximately $5.3 million, net of tax, deferred in accumulated other comprehensive loss associated with this interest rate swap which is being amortized as interest expense over life of the 4.63 percent Senior Notes (see above). The Company expects to recognize approximately $0.7 million, net of tax, of this balance during the next 12 months in the consolidated statement of operations.
Total interest expense from continuing operations incurred by the Company was approximately $15.2 million, $14.7 million and $13.5 million for the years ended November 30, 2010, 2011 and 2012, respectively. Total interest capitalized for the years ended November 30, 2010, 2011 and 2012 was approximately $2.2 million, $3.8 million and $3.7 million, respectively.
Financing costs of approximately $4.9 million and $5.0 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2011 and 2012, respectively. These costs are being amortized on a straight line method, which approximates the effective yield method, over the life of the related financing.
NOTE 8 — FEDERAL AND STATE INCOME TAXES
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the provision for income taxes from continuing operations for the years ended November 30, are as follows (in thousands):

	2010	2011	2012
Current tax expense (benefit):
Federal	$5,002	$7,941	$18,466
State	(7,510)	1,386	1,003
Foreign	(48)	(22)	—
Deferred tax expense:
Federal	22,121	32,815	8,608
State	671	2,873	3,881
Foreign	—	—	(305)
Provision for income taxes	$20,236	$44,993	$31,653
The reconciliation of income tax expense computed at the federal statutory tax rates to income tax expense from continuing operations for the years ended November 30, is as follows (percent of pre-tax income):

	2010	2011	2012
Income tax computed at federal statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.2	3.9	4.5
Valuation Allowance	—	—	(2.7)
State settlements, net of federal tax benefit	(8.8)	—	—
State tax credits, net of federal tax benefit	(2.0)	(0.4)	(0.6)
Other, net	0.6	0.8	0.5
	27.0%	39.3%	36.7%

The components of the net deferred tax assets (liabilities) at November 30, are as follows (in thousands):

	2011	2012
Impaired long-lived assets	$38,139	$38,020
Unrecognized tax benefits	2,000	778
Amortization and depreciation	912	917
Loss carryforwards	8,781	6,236
Deferred revenues	2,443	2,110
Accruals	4,849	3,876
Compensation related	3,115	2,543
Deferred expenses	1,778	1,791
Interest	6,062	5,416
Equity investment	—	1,495
Other	6	6
Deferred tax assets	68,085	63,188
Valuation allowance	(4,255)	(1,625)
Deferred tax assets, net of valuation allowance	63,830	61,563
Amortization and depreciation	(375,023)	(387,549)
Other	(517)	(208)
Deferred tax liabilities	(375,540)	(387,757)
Net deferred tax liabilities	$(311,710)	$(326,194)
Deferred tax assets — current	$3,949	$2,029
Deferred tax liabilities — noncurrent	(315,659)	(328,223)
Net deferred tax liabilities	$(311,710)	$(326,194)
The Company has recorded deferred tax assets related to various state loss carryforwards totaling approximately $6.2 million that expire in varying amounts beginning in fiscal 2020. The valuation allowance decreased by approximately $2.6 million during the fiscal year ended November 30, 2012, and is substantially attributable to the wind-up of certain Canadian business operations. The valuation allowance has been provided due to the uncertainty regarding the realization of state deferred tax assets associated with these loss carryforwards and impaired long-lived assets. In evaluating the Company’s ability to recover its deferred income tax assets it considers all available positive and negative evidence, including operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis.
Federal returns for fiscal years 2009 through 2012 remain open and subject to examination by the Internal Revenue Service. The Company files and remits state income taxes in various states where the Company has determined it is required to file state income taxes. The Company’s filings with those states remain open for audit for the fiscal years 2008 through 2012.
A reconciliation of the beginning and ending amount of unrecognized tax liability is as follows (in thousands):

Balance at December 1, 2011	$4,681
Additions based on tax positions related to the current year	385
Additions for tax positions of prior years	120
Reductions for tax positions of prior years	(3,384)
Balance at November 30, 2012	$1,802
As of November 30, 2012, in accordance with ASC 740, “Income Taxes,” the Company has a total liability of approximately $2.2 million for uncertain tax positions, inclusive of tax, interest, and penalties. Of this amount, approximately $1.8 million represents income tax liability for uncertain tax positions related to various federal and state income tax matters. If the accrued liability was de-recognized, approximately $1.2 million of taxes would impact the Company’s consolidated statement of operations as a reduction to its effective tax rate. Included in the balance sheet at November 30, 2012 are approximately $0.6 million of items of which, under existing tax laws, the ultimate deductibility is certain but for which the timing of the deduction is uncertain. Because of the impact of deferred income tax accounting, a deduction in a subsequent period would result in a deferred tax asset. Accordingly, upon de-recognition, the tax benefits associated with the reversal of these timing differences would have no impact, except for related interest and penalties, on the Company’s effective income tax rate.
The Company recognizes interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. As of November 30, 2012, the total amounts for accrued interest was approximately $0.4 million. If the accrued interest was de-recognized, approximately $0.3 million would impact the Company’s consolidated statement of operations as a reduction to its effective tax rate.
The de-recognition of potential interest and penalties associated with certain state settlements as well as certain state credits accrued are the principal causes of the decreased effective income tax rate for the fiscal year ended November 30, 2010. The effective income tax rate for fiscal year ended November 30, 2011 approximated the statutory income tax rate. The reduction in the valuation allowance associated with the wind-up of certain Canadian business operations is the principal cause of the decreased effective income tax rate for the fiscal year ended November 30, 2012.
As a result of the above items, the Company’s effective income tax rate decreased from the statutory income rate to approximately 27.0 percent and 36.7 percent for the fiscal years ended November 30, 2010 and 2012, respectively.
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
Since inception of the Plan through November 30, 2012, the Company has purchased 7,063,962 shares of its Class A common shares, for a total of approximately $268.3 million. Included in these totals are the purchases of 307,886, 1,435,811 and 405,538 shares of the Company’s Class A common shares at an average cost of approximately $26.27, $25.87 and $25.40 per share (including commissions), for a total of approximately $8.1 million, $37.1 million and $10.3 million, during the fiscal years ended November 30, 2010, 2011, and 2012, respectively. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At November 30, 2012, the Company has approximately $61.7 million remaining repurchase authority under the current Stock Purchase Plans.

NOTE 10 — COMMITMENTS AND CONTINGENCIES
International Speedway Corporation has a salary incentive plan (the “ISC Plan”) designed to qualify under Section 401(k) of the Internal Revenue Code. Employees of International Speedway Corporation and certain participating subsidiaries who have completed one month of continuous service are eligible to participate in the ISC Plan. After twelve months of continuous service, matching contributions are made to a savings trust (subject to certain limits) concurrent with employees’ contributions. The level of the matching contribution depends upon the amount of the employee contribution. Employees become 100.0 percent vested upon entrance to the ISC Plan. The contribution expense from continuing operations for the ISC Plan was approximately $1.6 million, $1.5 million and $1.4 million for the years ended November 30, 2010, 2011 and 2012, respectively.
The estimated cost to complete approved projects and current construction in progress at November 30, 2012 at the Company’s existing facilities is approximately $28.7 million.
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At November 30, 2012, the Unified Government had approximately $1.9 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
The Company operates Homestead-Miami Speedway under an operating agreement which expires December 31, 2032 and provides for subsequent renewal terms through December 31, 2075. The Company operates Daytona under an operating lease agreement which expires November 7, 2054. The Company also has various operating leases for office space and equipment. The future minimum payments under the operating agreement and leases utilized by the Company having initial or remaining non-cancelable terms in excess of one year at November 30, 2012, are as follows (in thousands):

For the year ending November 30:	Operating Agreement	Operating Leases
2013	$2,220	$3,855
2014	2,220	3,126
2015	2,220	2,087
2016	1,152	1,587
2017	1,055	1,483
Thereafter	15,913	31,341
Total	$24,780	$43,479
Total expenses incurred from continuing operations under the track operating agreement, these operating leases and all other short-term rentals during the years ended November 30, 2010, 2011 and 2012 were approximately $14.7 million, $14.0 million, and $13.5 million, respectively.
In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling approximately $4.0 million at November 30, 2012. At November 30, 2012, there were no amounts drawn on the standby letters of credit.
Current Litigation
The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation will have a material adverse effect on the Company’s financial condition or results of operations.
NOTE 11 — RELATED PARTY DISCLOSURES AND TRANSACTIONS
All of the racing events that take place during the Company’s fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association, the American Motorcyclist Association, the Automobile Racing Club of America, the American Sportbike Racing Association — Championship Cup Series, the Federation Internationale de L’Automobile, the Federation Internationale Motocycliste, Grand American, Historic Sportscar Racing, IZOD IndyCar Series, NASCAR, NHRA, the Porsche Club of America, the Sports Car Club of America, the Sportscar Vintage Racing Association,

the United States Auto Club and the World Karting Association. NASCAR, which sanctions many of the Company’s principal racing events, is a member of the France Family Group which controls over 72.0 percent of the combined voting power of the outstanding stock of the Company, as of November 30, 2012, and some members of which serve as directors and officers of the Company. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR from continuing operations for disbursement to competitors, which are exclusive of NASCAR sanction fees, totaled approximately $131.4 million, $127.7 million and $128.7 million, for the years ended November 30, 2010, 2011 and 2012, respectively. There were no prize and point fund monies paid to NASCAR related to discontinued operations. The Company has outstanding receivables related to NASCAR and its affiliates of approximately $24.3 million and $17.9 million at November 30, 2011 and 2012, respectively.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire NASCAR Sprint Cup, Nationwide and Camping World Truck series schedules. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Sprint Cup, Nationwide and Camping World Truck series event as a component of its sanction fees. The promoter records 90.0 percent of the gross broadcast rights fees as revenue and then records 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors. Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event. The Company’s television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events conducted at its wholly owned facilities were approximately $269.1 million, $278.8 million and $281.2 million in fiscal years 2010, 2011 and 2012, respectively.
In addition, NASCAR and the Company share a variety of expenses in the ordinary course of business. NASCAR pays rent, as well as a related maintenance fee (allocated based on square footage), to the Company for office space in Daytona Beach, Florida. NASCAR pays the Company for radio, program and strategic initiative advertising, hospitality and suite rentals, various tickets and credentials, catering services, participation in a NASCAR racing event banquet, and track and other equipment rentals based on similar prices paid by unrelated, third party purchasers of similar items. The Company pays NASCAR for certain advertising, participation in NASCAR racing series banquets, the use of NASCAR trademarks and intellectual images and production space for Sprint Vision based on similar prices paid by unrelated, third party purchasers of similar items. The Company’s payments to NASCAR for MRN’s broadcast rights to NASCAR Camping World Truck races represent an agreed-upon percentage of the Company’s advertising revenues attributable to such race broadcasts. NASCAR also reimburses the Company for 50.0 percent of the compensation paid to certain personnel working in the Company’s legal, risk management and transportation departments, as well as 50.0 percent of the compensation expense associated with certain receptionists. The Company reimburses NASCAR for 50.0 percent of the compensation paid to certain personnel working in NASCAR’s legal department. NASCAR’s reimbursement for use of the Company’s mailroom, janitorial services, security services, catering, graphic arts, photo and publishing services, telephone system and the Company’s reimbursement of NASCAR for use of corporate aircraft, is based on actual usage or an allocation of total actual usage. The aggregate amount received from NASCAR by the Company for shared expenses, net of amounts paid by the Company for shared expenses, totaled approximately $8.6 million, $9.3 million and $8.6 million during fiscal 2010, 2011 and 2012, respectively.
Grand American, a wholly owned subsidiary of NASCAR, sanctions various events at certain of the Company’s facilities. Standard Grand American sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by Grand American to participants in the events. Sanction fees paid by the Company to Grand American totaled approximately $2.4 million, $1.1 million and $1.2 million for the years ended November 30, 2010, 2011 and 2012, respectively.
AMA Pro Racing, an entity controlled by a member of the France Family Group, sanctions various events at certain of the Company’s facilities. Standard AMA Pro Racing sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by AMA Pro Racing to participants in the events. Sanction fees paid by the Company to AMA Pro Racing totaled approximately $0.2 million, $0.6 million and $0.6 million during fiscal 2010, 2011 and 2012, respectively.
The Company strives to ensure, and management believes that, the terms of the Company’s transactions with NASCAR, Grand American and AMA Pro Racing are no less favorable to the Company than could be obtained in arms-length negotiations.
Certain members of the France Family Group paid the Company for the utilization of security services, event planning, event tickets, purchase of catering services, maintenance services, and certain equipment. The amounts paid for these items were based on actual costs incurred, similar prices paid by unrelated third party purchasers of similar items or estimated fair market values. The net amount received by the Company for these items, totaled approximately $242,000, $321,000 and $318,000 during fiscal 2010, 2011 and 2012, respectively.

Crotty, Bartlett & Kelly, P.A. (“Crotty, Bartlett & Kelly”), is a law firm controlled by family members of W. Garrett Crotty, one of the Company’s executive officers. The Company engages Crotty, Bartlett & Kelly for certain legal and consulting services. The aggregate amount paid to Crotty, Bartlett & Kelly by the Company for legal and consulting services totaled approximately $49,000, $28,000 and $30,000 during fiscal 2010, 2011 and 2012, respectively.
J. Hyatt Brown, one of the Company’s directors, serves as Chairman of Brown & Brown, Inc. (“Brown & Brown”). Brown & Brown has received commissions for serving as the Company’s insurance broker for several of the Company’s insurance policies, including the Company’s property and casualty policy and certain employee benefit programs. The aggregate commissions received by Brown & Brown in connection with the Company’s policies were approximately $486,000, $457,000 and $466,000 during fiscal 2010, 2011 and 2012, respectively.
One of the Company’s directors, Christy F. Harris, is Of Counsel to Kinsey, Vincent Pyle, L.C., a law firm that provided legal services to the Company during fiscal 2010, 2011 and 2012. The Company paid approximately $83,000, $76,000 and $83,000 for these services in fiscal 2010, 2011 and 2012, respectively, which were charged to the Company on the same basis as those provided other clients.
NOTE 12 — SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes and interest for the years ended November 30, is summarized as follows (in thousands):

	2010	2011	2012
Income taxes paid	$27,661	$2,733	$20,923

Interest paid	$16,907	$15,403	$15,099
NOTE 13 — LONG-TERM STOCK INCENTIVE PLAN
On November 30, 2012, the Company has two share-based compensation plans, which are described below. Compensation cost included in operating expenses in the accompanying statement of operations for those plans was $1.9 million, $1.8 million, and $2.6 million for the years ended November 30, 2010, 2011 and 2012, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was approximately $717,000, $576,000 and $735,000 for the years ended November 30, 2010, 2011 and 2012, respectively.
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

The Company granted 35,008, 50,798 and 171,802 shares of restricted stock awards of the Company’s Class A Common Stock during the fiscal years ended November 30, 2010, 2011 and 2012, respectively, to certain officers, managers, and other employees under the Plans. The shares of restricted stock awarded vest at the rate of 50.0 percent on the third anniversary of the award date and the remaining 50.0 percent on the fifth anniversary of the award date. The weighted average grant date fair value of these restricted stock awards was $30.56, $30.60 and $26.69 per share, respectively.
The Company granted 10,560 and 9,168 shares of restricted stock awards of the Company’s Class A Common Stock during the fiscal years ended November 30, 2011 and 2012, respectively, to non-employee directors as partial compensation for their service as a director. The shares of restricted stock awarded vest at the rate of 100.0 percent on the one year anniversary after the date of grant. The weighted average grant date fair value of these restricted share awards was $28.41 and $26.18 per share, respectively.
A summary of the status of the Company’s restricted stock as of November 30, 2012, and changes during the fiscal year ended November 30, 2012, is presented as follows:

	Restricted Shares	Weighted- Average Grant- Date Fair Value (Per Share)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Unvested at November 30, 2011	161,421	$32.77
Granted	180,970	26.66
Vested	(47,992)	37.62
Forfeited	(2,812)	26.69
Unvested at November 30, 2012	291,587	$28.24	4.0	$7,823.3
As of November 30, 2012, there was approximately $5.0 million of total unrecognized compensation cost related to unvested restricted stock awards granted under the Stock Plans. This cost is expected to be recognized over a weighted-average period of 4.0 years. The total fair value of restricted stock awards vested during the fiscal years ended November 30, 2010, 2011 and 2012, was approximately $1.2 million, $1.2 million and $1.3 million, respectively.
Nonqualified and Incentive Stock Options
In fiscal 2010 a portion of each non-employee director’s compensation for their service as a director is through awards of options to acquire shares of the Company’s Class A Common Stock under the Plans. These options become exercisable one year after the date of grant and expire on the tenth anniversary of the date of grant. The Company also grants options to certain non-officer managers to purchase the Company’s Class A Common Stock under the Plans. These options generally vest over a two and one-half year period and expire on the tenth anniversary of the date of grant. The Company records stock-based compensation cost on its stock options awarded on the straight-line method over the requisite service period.
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

2010
Expected volatility	31.4%
Weighted average volatility	31.4%
Expected dividends	0.6%
Expected term (in years)	9.3
Risk-free rate	3.0%

A summary of option activity under the Stock Plan as of November 30, 2012, and changes during the year then ended is presented as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at November 30, 2011	245,476	$40.73
Expired	(21,224)	45.83
Exercised	—	—
Forfeited	—	—
Outstanding at November 30, 2012	224,252	40.25	4.7	$—
Vested and expected to subsequently vest at November 30, 2012	224,252	$40.25	4.7	$—
Exercisable at November 30, 2012	224,252	$40.25	4.7
The weighted average grant-date fair value of options granted during the fiscal year ended November 30, 2010 was $10.34 per option. There were no options granted in fiscal years 2011 and 2012. There were no option exercised during fiscal years 2010 and 2012, respectively. The total intrinsic value of options exercised during the fiscal year ended November 30, 2011 was approximately $7,000. The actual tax benefit realized for the tax deductions from exercise of the stock options totaled approximately $3,000 for the fiscal year ended November 30, 2011.
As of November 30, 2012, there was no unrecognized compensation cost related to unvested stock options granted under the Stock Plan.
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
Various inputs are considered when determining the carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities. These items approximate fair value due to the short-term maturities of these assets and liabilities. These inputs are summarized in the three broad levels listed below:

•	Level 1 — observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets

•	Level 2 — other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.)

•	Level 3 — significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)
At November 30, 2012, the Company had money market funds totaling approximately $55.2 million and are included in cash and cash equivalents in consolidated balance sheets. All inputs used to determine fair value are considered level 1 inputs.
Fair values of long-term debt are based on quoted market prices at the date of measurement. The Company’s credit facilities approximate fair value as they bear interest rates that approximate market. These inputs used to determine fair value are considered level 2 inputs. At November 30, 2012, the fair value of the remaining long-term debt, as determined by quotes from financial institutions, was approximately $301.2 million compared to the carrying amount of approximately $276.9 million.
The Company had no level 3 inputs as of November 30, 2012.
NOTE 15 — QUARTERLY DATA (UNAUDITED)
The Company derives most of its income from a limited number of NASCAR-sanctioned races. As a result, the Company’s business has been, and is expected to remain, highly seasonal based on the timing of major events.

The following table presents certain unaudited financial data for each quarter of fiscal 2011 and 2012 (in thousands, except per share amounts):

	Fiscal Quarter Ended
	February 28, 2011	May 31, 2011	August 31, 2011	November 30, 2011
Total revenue	$148,685	$138,761	$150,297	$191,942
Operating income	39,355	24,068	20,520	49,222
Net income	21,435	11,873	9,650	26,466
Basic and diluted earnings per share	0.45	0.25	0.20	0.56

	Fiscal Quarter Ended
	February 29, 2012	May 31, 2012	August 31, 2012	November 30, 2012
Total revenue	$127,398	$179,595	$115,926	$189,448
Operating income	29,699	33,169	696	41,445
Net income	17,139	13,740	(1,037)	24,736
Basic and diluted earnings per share	0.37	0.30	(0.02)	0.53

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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at prices comparable to unaffiliated customers. Intersegment revenues were approximately $2.3 million, $2.4 million and $2.1 million for the years ended November 30, 2010, 2011 and 2012, respectively (in thousands).

	For the Year Ended November 30, 2010
	Motorsports Event	All Other	Total
Revenues	$611,747	$35,915	$647,662
Depreciation and amortization	66,210	8,255	74,465
Operating income	130,143	(7,966)	122,177
Equity investments loss	—	(1,904)	(1,904)
Capital expenditures	83,453	22,481	105,934
Total assets	1,638,116	240,633	1,878,749
Equity investments	—	43,689	43,689

	For the Year Ended November 30, 2011
	Motorsports Event	All Other	Total
Revenues	$599,565	$32,497	$632,062
Depreciation and amortization	69,651	7,220	76,871
Operating income	133,806	(641)	133,165
Equity investments loss	—	(4,177)	(4,177)
Capital expenditures	65,301	11,547	76,848
Total assets	1,616,738	327,901	1,944,639
Equity investments	—	100,137	100,137

	For the Year Ended November 30, 2012
	Motorsports Event	All Other	Total
Revenues	$585,097	$29,338	$614,435
Depreciation and amortization	71,781	6,089	77,870
Operating income	107,118	(2,109)	105,009
Equity investments income	—	2,757	2,757
Capital expenditures	79,334	3,538	82,872
Total assets	1,598,551	343,190	1,941,741
Equity investments	—	146,378	146,378
Schedule II — Valuation and Qualifying Accounts (In Thousands)

Description	Balance beginning of period	Additions charged to costs and expenses	Deductions (A)	Balance at end of period
For the year ended November 30, 2010 Allowance for doubtful accounts	$1,200	$586	$586	$1,200
For the year ended November 30, 2011 Allowance for doubtful accounts	1,200	132	332	1,000
For the year ended November 30, 2012 Allowance for doubtful accounts	1,000	341	341	1,000

(A)	Uncollectible accounts written off, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at November 30, 2012, and during the period prior to and including the date of this report. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to November 30, 2012.
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
January 25, 2013
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
We, under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, assessed the Company’s internal control over financial reporting as of November 30, 2012, based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of November 30, 2012, based on the specified criteria.
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
International Speedway Corporation
Consolidated Balance Sheets
— November 30, 2011 and 2012
Consolidated Statements of Operations
— Years ended November 30, 2010, 2011, and 2012
Consolidated Statements of Comprehensive Income
— Years ended November 30, 2010, 2011, and 2012
Consolidated Statements of Changes in Shareholders’ Equity
— Years ended November 30, 2010, 2011, and 2012
Consolidated Statements of Cash Flows
— Years ended November 30, 2010, 2011, and 2012
Notes to Consolidated Financial Statements
2. Consolidated Financial Statement Schedules listed below:
II — Valuation and qualifying accounts
All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

3. Exhibits:

Exhibit Number	Description of Exhibit
3.1	—	Articles of Amendment of the Restated and Amended Articles of Incorporation of the Company, as filed with the Florida Department of State on July 26, 1999. (3.1)*
3.2	—	Conformed Copy of Amended and Restated Articles of Incorporation of the Company, as amended as of July 26, 1999. (3.2)*
3.3	—	Conformed Copy of Amended and Restated By-Laws of the Company. (3)(ii)**
4.1	—	Note Purchase Agreement, dated as of September 13, 2012, among the Company and purchasers party thereto. (4.2)***
4.2	—	Form of Series 2012A Note due 2024 (included in Exhibit 4.1). (4.2)***
4.3	—	Amended and Restated Revolving Credit Agreement, dated as of November 15, 2012, among the Company, certain subsidiaries and the lenders party thereto. (10.1)****
4.4	—	Note Purchase Agreement, dated as of January 18, 2011, among the Company and purchasers party thereto. (10.1)*****
4.5	—	Form of Series 2011A Note due 2021 (included in Exhibit 10.1). (10.1)*****
10.1	—	Daytona Property Lease. (10.4)******
10.2	—	1996 Long-Term Incentive Plan. (10.6)******
10.3	—	2006 Long-Term Incentive Plan. (4)*******
21	—	Subsidiaries of the Registrant — filed herewith.
23.1	—	Consent of Ernst &Young LLP — filed herewith.
31.1	—	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer — filed herewith
31.2	—	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer — filed herewith.
32	—	Section 1350 Certification — filed herewith.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase
101.LAB	—	XBRL Taxonomy Extension Label Linkbase
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s Report on Form 8-K dated July 26, 1999.
**	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s report on Form 10-Q for the quarter ended February 28, 2003.
***	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s report on Form 8-K filed on September 18, 2012.
****	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s report on Form 8-K filed on November 19, 2012.
*****	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s report on Form 8-K filed on January 20, 2011.
******	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s Report on Form 10-K for the year ended November 30, 1998.
*******	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s Registration Statement on Form S-8 as filed on February 11, 2010.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Speedway Corporation

By:	/s/ Daniel W. Houser
Daniel W. Houser
Senior Vice President and Chief Financial Officer
Dated: January 25, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lesa France Kennedy	Chief Executive Officer and Vice Chairman of the Board (Principal Executive Officer)	January 25, 2013
Lesa France Kennedy

/s/ Daniel W. Houser	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	January 25, 2013
Daniel W. Houser

/s/ James C. France
James C. France	Chairman of the Board	January 25, 2013

/s/ Brian Z. France
Brian Z. France	Director	January 25, 2013

/s/ Larry Aiello, Jr.
Larry Aiello, Jr.	Director	January 25, 2013

/s/ J. Hyatt Brown
J. Hyatt Brown	Director	January 25, 2013

/s/ William P. Graves
William P. Graves	Director	January 25, 2013

/s/ Christy F. Harris
Christy F. Harris	Director	January 25, 2013

/s/ Thomas W. Staed
Thomas W. Staed	Director	January 25, 2013

/s/ Morteza Hosseini – Kargar
Morteza Hosseini – Kargar	Director	January 25, 2013