Form 10-Q
period 2013-02-28
INTERNATIONAL SPEEDWAY CORP
filed 2013-04-04
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
 FORM 10-Q
_________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2013
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from             to
Commission file number: 000-02384
 _________________________________
INTERNATIONAL SPEEDWAY CORPORATION
(Exact name of registrant as specified in its charter)
 _________________________________

FLORIDA	59-0709342
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

ONE DAYTONA BOULEVARD, DAYTONA BEACH, FLORIDA	32114
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (386) 254-2700
_________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class A Common Stock	26,395,164 shares	As of February 28, 2013
Class B Common Stock	20,028,051 shares	As of February 28, 2013

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30, 2012	February 28, 2013
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$78,379	$111,269
Receivables, less allowance of $1,000 in 2012 and 2013, respectively	30,830	78,957
Inventories	3,020	4,190
Income taxes receivable	6,202	5,129
Deferred income taxes	2,029	1,870
Prepaid expenses and other current assets	7,159	17,894
Total Current Assets	127,619	219,309
Property and Equipment, net of accumulated depreciation of $701,054 and $717,959, respectively	1,362,186	1,350,921
Other Assets:
Equity investments	146,378	142,899
Intangible assets, net	178,649	178,642
Goodwill	118,791	118,791
Other	8,118	8,098
	451,936	448,430
Total Assets	$1,941,741	$2,018,660
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$2,513	$2,522
Accounts payable	12,630	16,706
Deferred income	42,818	88,585
Income taxes payable	1,507	8,694
Current tax liabilities	434	436
Other current liabilities	16,849	21,878
Total Current Liabilities	76,751	138,821
Long-Term Debt	274,419	274,261
Deferred Income Taxes	328,223	328,851
Long-Term Tax Liabilities	1,790	1,875
Long-Term Deferred Income	10,455	10,355
Other Long-Term Liabilities	1,293	1,487
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 26,081,558 and 26,103,784 issued and outstanding in 2012 and 2013, respectively	260	260
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 20,050,277 and 20,028,051 issued and outstanding in 2012 and 2013, respectively	200	200
Additional paid-in capital	442,474	442,997
Retained earnings	811,172	824,685
Accumulated other comprehensive loss	(5,296)	(5,132)
Total Shareholders’ Equity	1,248,810	1,263,010
Total Liabilities and Shareholders’ Equity	$1,941,741	$2,018,660
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Three Months Ended
	February 29, 2012	February 28, 2013
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$32,526	$30,737
Motorsports related	80,746	84,605
Food, beverage and merchandise	11,045	10,174
Other	3,081	3,036
	127,398	128,552
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	25,252	26,345
Motorsports related	21,965	22,302
Food, beverage and merchandise	7,737	7,283
General and administrative	23,236	26,088
Depreciation and amortization	19,459	19,842
Losses on asset retirements	50	1,545
	97,699	103,405
Operating income	29,699	25,147
Interest income	27	20
Interest expense	(3,437)	(3,962)
Equity in net (loss) income from equity investments	(301)	1,020
Other	839	—
Income before income taxes	26,827	22,225
Income taxes	9,688	8,712
Net income	$17,139	$13,513

Earnings per share:
Basic and diluted	$0.37	$0.29

Basic weighted average shares outstanding	46,391,006	46,423,324

Diluted weighted average shares outstanding	46,395,912	46,436,343
See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Comprehensive Income

	Three Months Ended
	February 29, 2012	February 28, 2013
	(Unaudited)
	(In Thousands)
Net income	$17,139	$13,513
Other comprehensive income:
Foreign currency translation, net of tax benefit of $13	20	—
Amortization of terminated interest rate swap, net of tax benefit of $107 and $106, respectively	163	164
Comprehensive income	$17,322	$13,677

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statement of Shareholders’ Equity

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(Unaudited) (In Thousands)
Balance at November 30, 2012	$260	$200	$442,474	$811,172	$(5,296)	$1,248,810
Activity 12/1/12 — 2/28/13:
Net income	—	—	—	13,513	—	13,513
Comprehensive income	—	—	—	—	164	164
Stock-based compensation	—	—	523	—	—	523
Balance at February 28, 2013	$260	$200	$442,997	$824,685	$(5,132)	$1,263,010
See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Three Months Ended
	February 29, 2012	February 28, 2013
	(Unaudited)
	(In Thousands)
OPERATING ACTIVITIES
Net income	$17,139	$13,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,459	19,842
Stock-based compensation	319	523
Amortization of financing costs	349	379
Deferred income taxes	6,413	710
Loss (income) from equity investments	301	(1,020)
Loss on asset retirements, non-cash	50	719
Other, net	(804)	(44)
Changes in operating assets and liabilities:
Receivables, net	(53,761)	(48,127)
Inventories, prepaid expenses and other assets	(10,499)	(12,040)
Accounts payable and other liabilities	1,280	6,116
Deferred income	49,689	45,667
Income taxes	1,296	8,424
Net cash provided by operating activities	31,231	34,662
INVESTING ACTIVITIES
Capital expenditures	(12,796)	(6,106)
Distribution from equity investee and affiliate	—	4,500
Equity investments and advances to affiliate	(50,566)	—
Other, net	1,250	—
Net cash used in investing activities	(62,112)	(1,606)
FINANCING ACTIVITIES
Proceeds from credit facility	30,000	—
Payment of long-term debt	(156)	(166)
Reacquisition of previously issued common stock	(10,299)	—
Net cash provided by (used in) financing activities	19,545	(166)
Net (decrease) increase in cash and cash equivalents	(11,336)	32,890
Cash and cash equivalents at beginning of period	110,078	78,379
Cash and cash equivalents at end of period	$98,742	$111,269
See accompanying notes.

International Speedway Corporation
Notes to Consolidated Financial Statements
February 28, 2013
(Unaudited)
1. Basis of Presentation
The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States for interim financial information but do not include all of the information and disclosures required for complete financial statements. The balance sheet at November 30, 2012, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest annual report on Form 10-K for International Speedway Corporation and its wholly-owned subsidiaries (the “Company” or “ISC”). In management’s opinion, the statements include all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature.
Because of the seasonal concentration of racing events, the results of operations for the three months ended February 29, 2012 and February 28, 2013 are not indicative of the results to be expected for the year.
2. New Accounting Pronouncements
In February 2013, FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The objective of this Update is to set requirements for presentation for significant items reclassified to net income in their entirety during the period and for items not reclassified to net income in their entirety during the period. For public entities, the amended requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. This statement only impacts disclosures of reclassification adjustments and is not material to the Company's financial statement presentation.The Company will adopt the amendments of this statement in fiscal 2014.
3. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three months ended February 29, 2012 and February 28, 2013 (in thousands, except share and per share amounts):

	Three Months Ended
	February 29, 2012	February 28, 2013
Numerator:
Net income	$17,139	$13,513
Denominator:
Weighted average shares outstanding	46,391,006	46,423,324
Effect of dilutive securities	4,906	13,019
Diluted weighted average shares outstanding	46,395,912	46,436,343

Basic and diluted earnings per share	$0.37	$0.29

Anti-dilutive shares excluded in the computation of diluted earnings per share	243,960	224,252
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
The Company has accounted for Kansas Entertainment as an equity investment in its financial statements as of February 29,

2012 and February 28, 2013. Start up and related costs through opening were expensed through equity in net loss from equity investments. The Company’s 50.0 percent portion of Kansas Entertainment’s net (loss) income is approximately $(0.3) million and $1.0 million for the three months ended February 29, 2012 and February 28, 2013, respectively and is included in equity in net (loss) income from equity investments in its consolidated statements of operations. In December 2012, the Company received a distribution from the casino of approximately $4.5 million. In March 2013, the Company also received an additional distribution from the casino of approximately $5.0 million.
Staten Island Property
The Company's wholly owned indirect subsidiary, 380 Development, LLC (“380 Development”), owns 676 acres located in the New York City borough of Staten Island. The Company is currently in exclusive negotiations with an interested buyer for 380 Development. The timing of any closing is uncertain and the Company cannot assure that one will occur as a result of these exclusive negotiations.
Motorsports Authentics
The Company is a partner with Speedway Motorsports, Inc. in a 50/50 joint venture, SMISC, LLC, which, through its wholly owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics (“MA”). MA designs, promotes, markets and distributes motorsports licensed merchandise. The Company’s investment in MA was previously reduced to zero and it did not recognize any net income or loss from operations of MA during the three months ended February 29, 2012 or February 28, 2013, respectively.
5. Goodwill and Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of the major classes of intangible assets relating to the Motorsports Event segment are as follows (in thousands):

	November 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$8	$2
Other	92	51	41
Total amortized intangible assets	102	59	43
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793
Total non-amortized intangible assets	178,606	—	178,606
Total intangible assets	$178,708	$59	$178,649

	February 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$8	$2
Other	92	58	34
Total amortized intangible assets	102	66	36
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793
Total non-amortized intangible assets	178,606	—	178,606
Total intangible assets	$178,708	$66	$178,642

The following table presents current and expected amortization expense of the existing intangible assets as of February 28, 2013 for each of the following periods (in thousands):

Amortization expense for the three months ended February 28, 2013	$7
Remaining estimated amortization expense for the year ending November 30:
2013	14
2014	16
2015	6
There were no changes in the carrying value of goodwill during the three months ended February 28, 2013.
6. Long-Term Debt
Long-term debt consists of the following (in thousands):

	November 30, 2012	February 28, 2013
4.63 percent Senior Notes	$65,000	$65,000
3.95 percent Senior Notes	100,000	100,000
4.82 percent Revenue Bonds	970	894
6.25 percent Term Loan	50,318	50,228
TIF bond debt service funding commitment	60,644	60,661
Revolving Credit Facility	—	—
	276,932	276,783
Less: current portion	2,513	2,522
	$274,419	$274,261

The $65.0 million principal amount of senior unsecured notes (“4.63 percent Senior Notes”) bear interest at 4.63 percent and are due January 2021, require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.63 percent Senior Notes may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company’s wholly owned domestic subsidiaries are guarantors of the 4.63 percent Senior Notes. The 4.63 percent Senior Notes also contain various restrictive covenants. The deferred financing fees, along with a deferred interest rate swap balance included in accumulated other comprehensive loss, are treated as additional interest expense and are being amortized over the life of the 4.63 percent Senior Notes, on a straight-line method, which approximates the effective yield method. At February 28, 2013, outstanding principal on the 4.63 percent Senior Notes was approximately $65.0 million.
At February 28, 2013, the Company has approximately $5.1 million, net of tax, deferred in accumulated other comprehensive loss associated with a terminated interest rate swap, related to the 4.63 percent Senior Notes, which is being amortized as interest expense over the life of the private placement senior notes completed in January 2011. The Company expects to recognize approximately $0.7 million of this balance, net of tax, during the next 12 months in the consolidated statement of operations.
The $100.0 million principal amount of senior unsecured notes (“3.95 percent Senior Notes”) bear interest at 3.95 percent and are due September 2024. The 3.95 percent Senior Notes require semi-annual interest payments on March 13 and September 13 through their maturity. The 3.95 percent Senior Notes may be redeemed in whole or in part, at its option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company's wholly owned domestic subsidiaries are guarantors of the 3.95 percent Senior Notes. The 3.95 percent Senior Notes also contain various restrictive covenants. The deferred financing fees will be treated as additional interest expense and will be amortized over the life of the 3.95 percent Senior Notes on a straight-line method, which approximates the effective yield method.
The Company’s wholly owned subsidiary, Chicagoland Speedway Corporation, which owns and operates Chicagoland Speedway and Route 66 Raceway, has debt outstanding in the form of revenue bonds payable (“4.82 percent Revenue Bonds”), consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.82 percent Revenue Bonds have an interest rate of 4.82 percent and a monthly payment of $29,000 principal and interest. At February 28, 2013, outstanding principal on the 4.82 percent Revenue Bonds was approximately $0.9 million.
The term loan (“6.25 percent Term Loan”), related to the construction of the Company’s International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.25 percent, and a current monthly payment of approximately $292,000. At

February 28, 2013, the outstanding principal on the 6.25 percent Term Loan was approximately $50.2 million.
At February 28, 2013, outstanding taxable special obligation revenue (“TIF”) bonds, in connection with the financing of construction of Kansas Speedway, totaled approximately $60.7 million, net of the unamortized discount, which is comprised of a $11.6 million principal amount, 6.15 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.75 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
The Company's $300.0 million revolving credit facility (“2012 Credit Facility”) contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions. The 2012 Credit Facility accrues interest at LIBOR plus 100.0 — 162.5 basis points, depending on the better of its debt rating as determined by specified rating agencies or the Company’s leverage ratio. The 2012 Credit Facility contains various restrictive covenants. At February 28, 2013, the Company had no outstanding borrowings under the 2012 Credit Facility.
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
Total interest expense from continuing operations incurred by the Company was approximately $3.4 million and $4.0 million for the three months ended February 29, 2012 and February 28, 2013, respectively. Total interest capitalized for the three months ended February 29, 2012 and February 28, 2013 was approximately $1.4 million and $0.2 million.
Financing costs of approximately $5.0 million and $4.8 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2012 and February 28, 2013, respectively. These costs are being amortized on a straight-line method, which approximates the effective yield method, over the life of the related financing.
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
At February 28, 2013, the Company had money market funds totaling approximately $57.7 million which are included in cash and cash equivalents in its consolidated balance sheets. All inputs used to determine fair value are considered level 1 inputs.
Fair values of long-term debt are based on quoted market prices at the date of measurement. The Company’s credit facilities approximate fair value as they bear interest rates that approximate market. These inputs used to determine fair value are considered level 2 inputs. The fair value of the remaining long-term debt, as determined by quotes from financial institutions, was approximately $301.2 million compared to the carrying amount of approximately $276.9 million and approximately $300.8 million compared to the carrying amount of approximately $276.8 million at November 30, 2012 and February 28, 2013, respectively.
The Company had no level 3 inputs as of February 28, 2013.
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
Since inception of the Plan through February 28, 2013, the Company has purchased 7,063,962 shares of its Class A common shares, for a total of approximately $268.3 million. The Company did not purchase any shares of its Class A common shares during the three month period ended February 28, 2013. Transactions occur in open market purchases and pursuant to a trading plan under Rule 10b5-1. At February 28, 2013, the Company had approximately $61.7 million remaining repurchase authority under the current Stock Purchase Plan.
9. Comprehensive Income
Comprehensive income is the changes in equity of an enterprise except those resulting from shareholder transactions. Accumulated other comprehensive loss consists of the following (in thousands):

	November 30, 2012	February 28, 2013
Terminated interest rate swap, net of tax benefit of $3,448 and $3,342, respectively	$5,296	$5,132
10. Income Taxes
As of February 28, 2013, in accordance with ASC 740, “Income Taxes,” the Company has a total liability of approximately $2.3 million for uncertain tax positions, inclusive of tax, interest, and penalties. Of this amount, approximately $1.9 million represents income tax liability for uncertain tax positions related to various state income tax matters. If the accrued liability was de-recognized, approximately $1.2 million of taxes would impact the Company’s consolidated statement of operations as a reduction to its effective tax rate. Included in the balance sheet at February 28, 2013 are approximately $0.7 million of items of which, under existing tax laws, the ultimate deductibility is certain but for which the timing of the deduction is uncertain. Because of the impact of deferred income tax accounting, a deduction in a subsequent period would result in a deferred tax asset. Accordingly, upon de-recognition, the tax benefits associated with the reversal of these timing differences would have no impact, except for related interest and penalties, on the Company’s effective income tax rate.
The Company recognizes interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. As of February 28, 2013, the total amounts for accrued interest were approximately $0.4 million and there were no amounts related to penalties. If the accrued interest was de-recognized, approximately $0.3 million would impact the Company’s consolidated statement of operations as a reduction to its effective tax rate. The Company believes that it has provided adequate reserves related to these various state matters including interest charges through February 28, 2013.
The de-recognition of potential tax and interest associated with certain state items accrued are the principal cause of the decreased effective income tax rate for the three months ended February 29, 2012. As a result of these items, the Company's effective income tax rate decreased from the statutory rate to approximately 36.1 percent for the three months ended February 29, 2012. The Company's effective income tax rate for the three months ended February 28, 2013, approximated the statutory income tax rate.
11. Related Party Disclosures and Transactions
All of the racing events that take place during the Company’s fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association, the American Motorcyclist Association, the Automobile Racing Club of America, the American Sportbike Racing Association — Championship Cup Series, the Federation Internationale de L’Automobile, the Federation Internationale Motocycliste, Grand American Road Racing Association (“Grand American”), Historic Sportscar Racing, IZOD IndyCar Series, National Association for Stock Car Auto Racing (“NASCAR”), National Hot Rod Association, the Porsche Club of America, the Sports Car Club of America, the Sportscar Vintage Racing Association, the United States Auto Club and the World Karting Association. NASCAR, which sanctions many of the Company’s principal racing events, is a member of the France Family Group which controls approximately 72.0 percent of the combined voting power of the outstanding stock of the Company, as of November 30, 2012, and some members of which serve as directors and officers of the Company. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR from continuing operations for disbursement to competitors, which are exclusive of NASCAR sanction fees, totaled approximately $22.3 million and $23.2 million for the three months ended February 29, 2012 and February 28, 2013, respectively.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire NASCAR Sprint Cup, Nationwide and Camping World Truck series schedules. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Sprint Cup, Nationwide and Camping World

Truck series event as a component of its sanction fees. The promoter records 90.0 percent of the gross broadcast rights fees as revenue and then records 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors. Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event. The Company’s television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR Sprint Cup, Nationwide, and Camping World Truck series events conducted at its wholly owned facilities, and recorded as part of motorsports related revenue, were approximately $53.7 million and $57.4 million for the three months ended February 29, 2012 and February 28, 2013, respectively.
12. Commitments and Contingencies
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal and any required premium and interest on the 2002 STAR Bonds. At February 28, 2013, the Unified Government had approximately $1.7 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling approximately $4.0 million at February 28, 2013. At February 28, 2013, there were no amounts drawn on the standby letters of credit.
Current Litigation
The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation will have a material adverse effect on the Company’s financial condition or results of operations. In addition, on February 23, 2013, during the last lap of the NASCAR Nationwide Series race at Daytona International Speedway, an on-track incident resulted in debris from a race car entering the grandstands and injuring numerous spectators. The Company expects claims to be filed as a result of this incident, however it is confident that it has adequate insurance to cover any losses, in excess of its $1.5 million deductible, resulting from claims surrounding this incident.
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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at prices comparable to unaffiliated customers. The following tables provide segment reporting of the Company for the three months ended February 29, 2012 and 2013 (in thousands):

	Three Months Ended February 29, 2012
	Motorsports Event	All Other	Total
Revenues	$122,950	$4,805	$127,755
Depreciation and amortization	17,854	1,605	19,459
Operating income (loss)	31,383	(1,684)	29,699
Capital expenditures	12,036	760	12,796
Total assets	1,659,820	375,996	2,035,816
Equity investments	—	150,402	150,402

	Three Months Ended February 28, 2013
	Motorsports Event	All Other	Total
Revenues	$124,000	$4,957	$128,957
Depreciation and amortization	18,448	1,394	19,842
Operating income (loss)	27,070	(1,923)	25,147
Capital expenditures	5,739	367	6,106
Total assets	1,638,377	380,283	2,018,660
Equity investments	—	142,899	142,899
Intersegment revenues were approximately $0.4 million and $0.4 million for the three months ended February 29, 2012 and February 28, 2013, respectively.
The Company recorded losses on asset retirements of approximately $0.1 million and $1.5 million, for the three months ended February 29, 2012 and February 28, 2013, respectively, and are primarily attributable to the removal of certain assets not fully depreciated. These losses were included in the Motorsports Event segment.

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
Impairment of Long-lived Assets, Goodwill and Other Intangible Assets. Our consolidated balance sheets include significant amounts of long-lived assets, goodwill and other intangible assets which could be subject to impairment. As of February 28, 2013, goodwill and other intangible assets and property and equipment accounts for approximately $1.6 billion, or 81.7 percent of our total assets. We account for our goodwill and other intangible assets in accordance with ASC 350, “Intangibles — Goodwill and Other,” and for our long-lived assets in accordance with ASC 360, “Property, Plant and Equipment.”
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
While we continue to review and analyze many factors that can impact our business prospects in the future (as further described in “Risk Factors”), our analysis is subjective and is based on conditions existing at, and trends leading up to, the time the estimates and assumptions are made. Different conditions or assumptions, or changes in cash flows or profitability, if significant, could have a material adverse effect on the outcome of the impairment evaluation and our future condition or results of operations. The adverse economic trends of the most recent recession, which impacted credit availability, consumer confidence and unemployment levels, contributed to the decrease in attendance related, as well as corporate partner, revenues for certain of our motorsports events. Despite this, we believe there has been no significant change in the long-term fundamentals of our ongoing motorsports event business. We believe our present operational and cash flow outlook further support our conclusion.
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
In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments we exert significant influence on the investee but do not have effective control over the investee, which adds an additional element of risk that can adversely impact our financial position and results of operations. The carrying value of our equity investments was $142.9 million at February 28, 2013.
Income Taxes. Tax laws require that certain items be included in our tax return at different times than when these items are reflected in our consolidated financial statements. Some of these differences are permanent, such as expenses not deductible on our tax return. However, some differences reverse over time, such as depreciation expense, and these temporary differences create deferred tax assets and liabilities. Our estimates of deferred income taxes and the significant items giving rise to deferred tax assets and liabilities reflect our assessment of actual future taxes to be paid on items reflected in our financial statements, giving consideration to both timing and probability of realization. Actual income taxes could vary significantly from these estimates due to future changes in income tax law or changes or adjustments resulting from final review of our tax returns by taxing authorities, which could also adversely impact our cash flow.
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
We have accounted for Kansas Entertainment as an equity investment in our financial statements as of February 29, 2012 and February 28, 2013. Start up and related costs through opening were expensed through equity in net loss from equity investments. Our 50.0 percent portion of Kansas Entertainment’s net (loss) income is approximately $(0.3) million and $1.0 million for the three months ended February 29, 2012 and February 28, 2013, respectively and is included in equity in net

(loss) income from equity investments in our consolidated statements of operations. In December 2012, we received a distribution from the casino of approximately $4.5 million. In March 2013, we also received an additional distribution from the casino of approximately $5.0 million
Staten Island Property
Our wholly owned indirect subsidiary, 380 Development, LLC (“380 Development”), owns 676 acres located in the New York City borough of Staten Island. We are currently in exclusive negotiations with an interested buyer for 380 Development. The timing of any closing is uncertain and we cannot assure that one will occur as a result of these exclusive negotiations.
Motorsports Authentics
We are a partner with Speedway Motorsports, Inc. in a 50/50 joint venture, SMISC, LLC, which, through its wholly owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics (“MA”). MA designs, promotes, markets and distributes motorsports licensed merchandise. Our investment in MA was previously reduced to zero and we did not recognize any net income or loss from operations of MA during the three months ended February 29, 2012 or February 28, 2013, respectively.
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
Since inception of the Plan through February 28, 2013, we have purchased 7,063,962 shares of our Class A common shares, for a total of approximately $268.3 million. We did not purchase any shares of our Class A common shares during the three month period ended February 28, 2013. Transactions occur in open market purchases and pursuant to a trading plan under Rule 10b5-1. At February 28, 2013, we had approximately $61.7 million remaining repurchase authority under the current Stock Purchase Plan.
Income Taxes
The de-recognition of potential tax and interest associated with certain state items accrued are the principal cause of the decreased effective income tax rate for the three months ended February 29, 2012. As a result of these items, our effective income tax rate decreased from the statutory rate to approximately 36.1 percent for the three months ended February 29, 2012. Our effective income tax rate for the three months ended February 28, 2013, approximated the statutory income tax rate.
Future Trends in Operating Results
We compete for discretionary spending and leisure time with many other entertainment alternatives and are subject to factors that generally affect the recreation, leisure and sports industry, including general economic conditions. Our operations are also sensitive to factors that affect corporate budgets. Such factors include, but are not limited to, general economic conditions, employment levels, business conditions, interest and taxation rates, relative commodity prices, and changes in consumer tastes and spending habits.
The unprecedented adverse economic trends, which significantly impacted consumer confidence and disproportionately affected different demographics of our target customers, have influenced the frequency with which guests attended our major motorsports entertainment events. Continued uncertainty regarding regional economic conditions and further deterioration in the economy may adversely impact attendance levels, guest spending levels, and our ability to secure corporate marketing partnerships in the future. Reductions in any of these categories can directly and negatively affect revenues and profitability. Beginning in 2009 we mitigated the decline of certain revenue categories with sustainable cost containment initiatives. Beginning in 2012, we re-instituted merit pay increases to more normalized levels. While we are sustaining the significant cost reductions previously implemented, we do not expect further significant cost reductions.
Admissions
Achieving event sellouts and creating excess demand are crucial to the optimal performance of our major motorsports facilities that host NASCAR Sprint Cup Series events. An important component of our operating strategy has been our long-standing practice of focusing on supply and demand when evaluating ticket pricing and adjusting capacity at our facilities. By effectively managing both ticket prices and seating capacity, we have historically shown the ability to stimulate ticket renewals and advance ticket sales.
Advance ticket sales result in earlier cash flow and reduce the potential negative impact of actual, as well as forecasted, inclement weather. With any ticketing initiative, we first examine our ticket pricing structure for each segmented area within our major motorsports entertainment facilities to ensure prices are on target with market demand. When determined necessary, we adjust ticket pricing. We believe our ticket pricing is consistent with current demand, providing attractive price points for all income levels.
It is important that we maintain the integrity of our ticket pricing model by rewarding our customers who purchase tickets during the renewal period. We do not adjust pricing downward inside of the sales cycle to avoid rewarding last-minute ticket buyers by discounting tickets. Further, we closely monitor and manage the availability of promotional tickets. All of these factors could have a detrimental effect on our ticket pricing model and long-term value of our business. We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth than to capture short-term incremental revenue. We continue to implement innovative ticket pricing strategies whereby prices increase over time as well as price increases week of/day of races to capture incremental revenues.
Adjusting seating capacity is another strategy to promote sellouts and create excess demand. Over the past few years, we have reduced capacity at our major motorsports facilities. A portion of the capacity reduction was a result of providing improved fan amenities such as wider seating and creating social zones. Additional areas of capacity reduction may come from removing seats that do not provide sufficient engagement for our customers, such as inadequate site lines. Based on experience and the evolution of modern sports facilities, demand depends in part on the fans' experience. Enhancing the live event experience for our fans is a critical strategy for our future growth. We will continue to monitor market demand and sports entertainment best-in-class amenities, which could impact capacity at certain of our major motorsports facilities.
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
We are supporting the IAP on a number of fronts. Specifically, to drive the appeal of the sport internationally and to broader multicultural consumers, Phoenix International Raceway ("Phoenix") hosted the debut of NASCAR's Mexico Toyota Series. The landmark international event was televised in the United States, Mexico and Latin America. We are also committed to meeting and exceeding our fans expectations through on-going capital improvements at our facilities. We are providing our fans enhanced audio and visual experiences, comfortable and wider seating, additional concession and merchandise points-of-sale, more social zones and greater social connectivity.
Corporate Partnerships
We believe that our presence in key metropolitan statistical areas, year-round event schedule, impressive portfolio of major motorsports events and attractive fan demographics are beneficial as we continue to pursue renewal and expansion of existing corporate marketing partnerships and establish new corporate relationships.
Our corporate sales team continues to generate strong levels of interest from corporate prospects. Entering the 2013 motorsports season, we had less open entitlement inventory compared to the beginning of the 2012 motorsports season. All of our available NASCAR Sprint Cup Series entitlements have been sold for the year. The remaining open NASCAR entitlements include one Nationwide Series and two Camping World Truck Series entitlements.
We also continue to secure multi-year official status deals and have recently announced MillerCoors has agreed to a multi-year sponsorship renewal that will keep Miller Lite as the Official Beer of Chicagoland Speedway and Route 66 Raceway. As the official beer of Chicagoland Speedway and Route 66 Raceway, Miller Lite will receive exclusive marketing rights, including what have become fan-favorites such as the Miller Lite Pit Stop, a widely popular beer garden in Chicagoland Speedway's midway area known as Champions Park, and the Miller Lite Turn 1 Party Deck along with signage and other on-site benefits.
Television Broadcast and Ancillary Media Rights
Domestic broadcast and ancillary media rights fees revenues are an important component of our revenue and earnings stream. Starting in 2007, NASCAR entered into combined eight-year agreements with FOX, ABC/ESPN, TNT and SPEED for the domestic broadcast and related rights for its three national touring series - Sprint Cup, Nationwide and Camping World Truck. The agreements total approximately $4.5 billion over the eight-year period from 2007 through 2014. This results in an approximate $560.0 million gross average annual rights fee for the industry, a more than 40.0 percent increase over the previous contract average of $400.0 million annually. The industry rights fees were approximately $585.0 million for fiscal 2012, and will be approximately $605.0 million for 2013; and $630.0 million for 2014.

FOX and TNT have been strong supporters of NASCAR racing since 2001, and both have played a major role in the sport's climb in popularity. We have, and expect to continue to see, ongoing broadcast innovation in their coverage of NASCAR racing events. Also notable was the return of ESPN to the sport in 2007, which it helped build throughout the 1980s and 1990s. ESPN's coverage and weekly ancillary NASCAR-related programming continue to promote the sport across its various channels.
While the media landscape continues to evolve, we believe NASCAR's position in the sports and entertainment industry remains strong. The NASCAR Sprint Cup Series remains the second highest rated regular season sport on television. Fan engagement for the sport is at its highest in three years, according the Nielsen, with viewers tuning in for 46 percent of all minutes, on average, across all Sprint Cup races in 2012.
For the 2012 season, NASCAR Sprint Cup Series events ranked among the top 2 sports of the weekend on television 20 out of 36 point event weekends in 2012. On average, 4.1 million households and 5.8 million viewers tuned into each NASCAR Sprint Cup Series event during the year. Also, over 70 million unique viewers tuned into a NASCAR Sprint Cup Series event during the year. The NASCAR Sprint Cup Series is the number two sport among all key demographic groups, trailing only the NFL. In addition, the NASCAR Nationwide Series is the second-highest rated motorsports series on television and the NASCAR Camping World Truck Series is the third-highest rated motorsports series on cable television.
This year's running of the Daytona 500 was the highest-rated and most-watched race in five years, and the ninth-most viewed since start-to-finish coverage began in 1979. Approximately 31.6 million viewers watched at least a part of the 55th running of the Daytona 500. It scored a 9.9 rating /22 share, and averaged 16.7 million viewers the most since 2008. The 2013 race ranked as the top-rated sports event on any network since the Super Bowl and attracted more viewers than the 2013 NBA All-Star Game, the 2012 Kentucky Derby, the Final Round of the 2012 US Open and the Final Round of the 2012 Masters.
Benefiting NASCAR as well as other sports, is that sports broadcasts are the least time-shifted genre of television programming. According to Nielsen, during 2012, 99.0 percent of sporting events were consumed within the same day of airing among 18-49 year olds. Benefiting advertisers is that television viewers who recalled the ads were 10.0 percent more likely to remember the advertiser's brand during sports programs when compared to non-sports programs in 2012.
NASCAR's solid ratings as well as other factors such as the strong demand for live broadcasting and the proliferation of digital video recorders (“DVR”) -- According to Nielsen, 50.3 million of the nation's 114.2 million homes with a television have a DVR. And, CBS research indicates DVR usage has grown 6.0 percent for the 2012 television season compared with the same period in the prior season -- were contributing factors to FOX signing an eight-year extension of its broadcast rights. Industry sources value the extension at more than $2.4 billion over eight years, an approximate 36.4 percent increase over the current agreement that expires after the 2014 season. The agreement with FOX also includes TV Everywhere rights, which will allow FOX to stream the races it broadcasts to FOX Sports-affiliated websites. As a result of the FOX agreement, we believe NASCAR has a strong negotiating position for the remaining media rights inventory.
This past March, Fox announced that it is launching a 24-hour Fox Sports 1 network to compete with ESPN. Fox Sports 1 will debut in August 2013 in approximately 90.0 million TV households. Beginning in 2015, a select number of NASCAR Sprint Cup Series races will be on the channel. In addition, NASCAR Camping World Truck Series races; NASCAR Sprint All-Star race; all Speedweeks events leading up to the Daytona 500 including: Daytona 500 qualifying, Sprint Unlimited at Daytona (for fiscal years 2014 and, 2017 through 2022) and the Budweiser Duel, now in prime time; NASCAR Sprint Cup Series and NASCAR Camping World Truck Series practice and qualifying sessions; NASCAR RaceDay, providing pre- and post-race coverage; NASCAR Victory Lane, a weekly wrap-up show; and Race Hub, a daily mid-day studio show with the latest from drivers, owners and garages, will be featured on Fox Sports 1.
In addition to NASCAR, Fox Sports 1 has new or renewed deals for Major League Baseball, college football and basketball, Ultimate Fighting Championship as well as other sports. Fox Sports 1 represents the latest in the long migration of marquee sports from broadcast TV to cable/satellite, who generally can support a higher investment due to subscriber fees that are not available to traditional networks.
Domestic broadcast rights fees provide significant cash flow visibility to us, race teams and NASCAR over the contract term. Television broadcast rights fees received from NASCAR for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events conducted at our wholly owned facilities under these agreements, and recorded as part of motorsports related revenue, were approximately $53.7 million and $55.6 million for the three months ended February 29, 2012 and February 28, 2013, respectively. Operating income generated by these media rights were approximately $39.0 million and $40.4 million for the three months ended February 29, 2012 and February 28, 2013, respectively.
We also benefit from NASCAR's ancillary rights agreements for which we receive a share of contracted revenues from various partners. Through ancillary rights sharing we receive, at times, revenues for international broadcasting, NASCAR images, specialty pay-per-view telecasts and other media content distribution. The various contracted agreements are negotiated separately by NASCAR, and vary in terms and duration.

As media rights revenues fluctuate so do the variable costs tied to the percentage of broadcast rights fees required to be paid to competitors as part of NASCAR Sprint Cup, Nationwide and Camping World Truck series sanction agreements. NASCAR prize and point fund monies, as well as sanction fees (“NASCAR direct expenses”), are outlined in the sanction agreement for each event and are negotiated in advance of an event. As previously discussed, included in these NASCAR direct expenses are amounts equal to 25.0 percent of the gross domestic television broadcast rights fees allocated to our NASCAR Sprint Cup, Nationwide and Camping World Truck series events, as part of prize and point fund money (See “Critical Accounting Policies and Estimates - Revenue Recognition”). These annually negotiated contractual amounts paid to NASCAR contribute to the support and growth of the sport of NASCAR stock car racing through payments to the teams and sanction fees paid to NASCAR. As such, we do not expect these costs to materially decrease in the future as a percentage of admissions and motorsports related income.
Sanctioning Bodies
Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction events at our facilities, particularly with NASCAR, whose sanctioned events at our wholly owned facilities accounted for approximately 90.1 percent of our revenues in fiscal 2012. NASCAR continues to entertain and discuss proposals from track operators regarding potential realignment of their portfolio of NASCAR Sprint Cup Series dates to more geographically diverse and potentially more desirable markets where there may be greater demand, resulting in an opportunity for increased revenues to the track operators. We believe that realignments have provided, and will continue to provide, incremental net positive revenue and earnings as well as further enhance the sport's exposure in highly desirable markets, which we believe benefits the sport’s fans, teams, sponsors and television broadcast partners as well as promoters.
Capital Improvements
Enhancing the live event experience for our guest is a critical strategy for our future growth. We compete for the consumers' discretionary dollar with other entertainment options such as concerts and other major sporting events not just motorsports events. We remain convinced that our focus on driving incremental earnings by improving the fan experience will in time lead to increased ticket sales with better pricing power, growth in sponsorship and hospitality sales, continued growth in broadcast media rights fees agreements, and greater potential to capture market share.
Today's consumer wants improved traffic flow; comfortable and wider seating, clean and available facilities, more points of sales, enhanced audio and visual engagement, social zones and greater connectivity. We also anticipate modest capital spending on other projects for maintenance, safety and regulatory requirements. We are confident that by delivering memorable guest experiences, along with attractive pricing and fantastic racing, we will generate increased revenues as well as bottom-line results.
The evolution of sports facilities is ongoing and is relevant for all sports not just motorsports. As consumer and corporate behaviors and demands change, we must respond appropriately or risk losing market share to direct competitors and/or other forms of entertainment.
With the Daytona 500 being among the most valuable sporting event brands in the world we are in the process of reviewing potentially highly impactful projects at our legendary speedway. While many aspects are yet to be determined including potential capacity modifications, such projects could include a complete overhaul of the entire frontstretch grandstand, creating a world class motorsports entertainment complex. Features such as new seats, suites and guest amenities, as well as new entry points, improved fan conveyance, a modern exterior, first-class interior areas, and a redesigned midway for fans would be focal points.
There are multiple internal and external factors that will influence the economics and project feasibility, including a stable economic operating environment and, preferably, the sale of our Staten Island property. The Daytona project may benefit from recent legislation that has been submitted to the state of Florida that proposes the speedway receive similar tax incentives and rebates as Florida's other professional sports venues if it achieves certain investment level thresholds.
While our 2013 guidance on capital expenditures is in the same range as the last few years, moving forward with a Daytona project could increase our total annual capital expenditures to an average range of between $100 million to $120 million for several years. Depending upon the final scope of the Daytona project we undertake, our financial statements may be impacted with accelerated depreciation and future losses on retirements of long-lived assets resulting from removal of assets prior to the end of their actual useful life. Also, we have and we continue to expect to incur pre-development costs that had and will continue to have an impact on our financial statements.
While we focus on allocating our capital to generate returns in excess of our cost of capital, certain of our capital improvement investments may not provide immediate, directly traceable near term positive returns on invested capital but over the longer term will better enable us to effectively compete with other entertainment venues for consumer and corporate spending.

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
The Hollywood Casino at Kansas Speedway provided positive cash flow to us and included positive equity income in our consolidated statement of operations for fiscal 2012. We expect, based on current trends, that Hollywood Casino at Kansas Speedway will reach stabilization by 2015 calendar year as it gains market share in Kansas City. We expect for our 2013 fiscal year that our share of the cash flow from the casino's operations will be approximately $15.0 million to $20.0 million dollars. While this is the first venture in our market-based real estate strategy to monetize our real estate through ancillary development, we are confident that this project will create significant value for our shareholders. We are interested in pursuing further ancillary development at certain of our other motorsports facilities.
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
Seasonality and Quarterly Results
We derive most of our income from a limited number of NASCAR-sanctioned races. As a result, our business has been, and is expected to remain, highly seasonal based on the timing of major racing events. Future schedule changes as determined by NASCAR or other sanctioning bodies, as well as the acquisition of additional, or divestiture of existing, motorsports entertainment facilities could impact the timing of our major events in comparison to prior or future periods. Because of the seasonal concentration of racing events, the results of operations for the three month periods ended February 29, 2012 and February 28, 2013, are not indicative of the results to be expected for the year.
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
The adjustments for 2012 relate to carrying costs of our Staten Island property, losses associated with the retirements of certain other long-lived assets and net gain on sale of certain assets.
The adjustments for 2013 relate to carrying costs of our Staten Island property, legal judgment, losses associated with the retirements of certain other long-lived assets and certain costs incurred associated with our potential Daytona International Speedway ("Daytona") redevelopment.

	Three Months Ended
	February 29, 2012	February 28, 2013
	(Unaudited)
	(In Thousands, Except Per Share Amounts)
Net income	$17,139	$13,513
Adjustments, net of tax:
Carrying costs related to Staten Island	417	533
Legal judgment	—	345
Losses on asset retirements	30	940
Daytona International Speedway redevelopment	—	194
Net gain on sale of certain assets	(511)	—
Non-GAAP net income	$17,075	$15,525
Per share data:
Diluted earnings per share	$0.37	$0.29
Adjustments, net of tax:
Carrying costs related to Staten Island	0.01	0.01
Legal judgment	—	0.01
Losses on asset retirements	0.00	0.02
Daytona International Speedway redevelopment	—	0.00
Net gain on sale of certain assets	(0.01)	—
Non-GAAP diluted earnings per share	$0.37	$0.33

Comparison of the Results for the Three Months Ended February 28, 2013 to the Results for the Three Months Ended February 29, 2012.
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended
	February 29, 2012	February 28, 2013
	(Unaudited)
REVENUES:
Admissions, net	25.5%	23.9%
Motorsports related	63.4	65.8
Food, beverage and merchandise	8.7	7.9
Other	2.4	2.4
Total revenues	100.0	100.0
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	19.8	20.5
Motorsports related	17.3	17.3
Food, beverage and merchandise	6.1	5.7
General and administrative	18.2	20.3
Depreciation and amortization	15.3	15.4
Losses on asset retirements	0.0	1.2
Total expenses	76.7	80.4
Operating income	23.3	19.6
Interest income	0.0	0.0
Interest expense	(2.7)	(3.1)
Equity in net (loss) income from equity investments	(0.2)	0.8
Other	0.7	—
Income before income taxes	21.1	17.3
Income taxes	7.6	6.8
Net income	13.5%	10.5%
Comparability of results for the three months ended February 28, 2013 to the same periods in fiscal 2012 was impacted by the following:

•
During the three months ended February 28, 2013, we expensed approximately $0.9 million, or $0.01 per diluted share, of certain ongoing carrying costs related to our Staten Island property. During the three months ended February 29, 2012, we expensed approximately $0.7 million of similar costs;

•
During the three months ended February 28, 2013, we recognized approximately $1.5 million, or $0.02 per diluted share, of losses associated with asset retirements primarily attributable to the removal of assets not fully depreciated in connection with certain capital improvements. Approximately $0.8 million was a result of cash expenditures related to demolition and/or asset relocation costs;

•
For the three months ended February 28, 2013, we recognized approximately $1.0 million of income from equity investments associated with our Hollywood Casino at Kansas Speedway. During the three months ended February 29, 2012, we recognized a loss of approximately ($0.3) million from this equity investment, which included results of operations beginning in February 2012, net of charges related to certain start up costs through the opening; and

•	During the three month period ended February 29, 2012, we recorded approximately $0.8 million, or $0.01 per diluted share, net gain on the sale of certain assets.
Admissions revenue decreased approximately $1.8 million, or 5.5 percent, during the three months ended February 28, 2013, as compared to the same period of the prior year. The decrease for the three month period is attributable to decreased attendance for certain events held during Speedweeks at Daytona. The 2012 Daytona 500 was postponed for a day due to inclement weather.  Historically, rain delayed or postponed events due to inclement weather have a negative impact on the following year's ticket renewals for those events.  As a result of the postponement in 2012, we believe the 2013 Daytona 500 renewals were negatively impacted, which contributed to a significant portion of the quarterly decline.
Motorsports related revenue increased approximately $3.9 million, or 4.8 percent, during the three months ended February 28, 2013, as compared to the same period of the prior year. The increase for the three month period is largely attributable to increases in television broadcast revenue for certain events held during Speedweeks at Daytona. Also contributing to the increase was an increase in the estimated payout of fiscal 2012 ancillary rights fees. To a lesser extent, hospitality revenue and corporate sponsorship also contributed to the increase for the three month period.
Food, beverage and merchandise revenue decreased approximately $0.9 million, or 7.9 percent, during the three months ended February 28, 2013, as compared to the same period of the prior year. The decrease for the three month period is primarily due higher sales in fiscal 2012 driven by an extra day of selling opportunity as a result of the aforementioned rain delayed and rescheduled Daytona 500. To a lesser extent, also contributing to the decrease was lower catering and merchandise revenues for certain events held during Speedweeks at Daytona in fiscal 2013.
Prize and point fund monies and NASCAR sanction fees increased approximately $1.1 million, or 4.3 percent, during the three months ended February 28, 2013, as compared to the same period of the prior year. The increase for the three month period is primarily due to increases in television broadcast rights fees for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events held during the period as standard NASCAR sanctioning agreements require a specific percentage of television broadcast rights fees to be paid to competitors. Higher sanction fees paid to NASCAR also contributed to the increase.
Motorsports related expenses increased approximately $0.3 million, or 1.5 percent, during the three months ended February 28, 2013, as compared to the same period of the prior year. The increase for the three month period is largely attributable to aforementioned merit pay increases. Slightly offsetting this increase were decreases in track rental and advertising expenses for events held during Speedweeks at Daytona. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue of approximately 19.3 percent for the three months ended February 28, 2013, was comparable to the same period of the prior year.
Food, beverage and merchandise expense decreased approximately $0.5 million, or 5.9 percent, during the three months ended February 28, 2013, as compared to the same period of the prior year. The decrease for the three month period is attributable to lower catering and merchandise sales as well as improved margin on concession sales for events held during Speedweeks at Daytona. Slightly offsetting the decrease was an increase in non-event catering. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue increased to approximately 71.6 percent for the three months ended February 28, 2013, as compared to 70.0 percent for the same respective period in the prior year. The decrease in margin for the three month period is attributable to higher margin merchandise sales in the prior year driven by an extra day of selling opportunity as a result of the aforementioned rain delayed and rescheduled Daytona 500 in fiscal 2012. Slightly offsetting the decrease were streamlined menus aimed at reducing overall food costs by leveraging purchasing power.
General and administrative expenses increased approximately $2.9 million, or 12.3 percent, during the three months ended February 28, 2013, as compared to the same period of the prior year. The increase for the three month period is primarily attributable to the loss accrual associated with the incident at Daytona (see "Legal Proceedings"), a judgment of litigation involving certain ancillary facility operations, legal expenses, certain costs related to the potential Daytona redevelopment project, and certain administrative costs. General and administrative expenses as a percentage of total revenues increased to approximately 20.3 percent for the three months ended February 28, 2013, as compared to 18.2 percent for the same respective periods in the prior year. The decreased margin during the three month period is primarily due to the aforementioned loss accrual, judgment of litigation, legal expenses and certain costs related to the potential Daytona redevelopment project.
Depreciation and amortization expense increased approximately $0.4 million, or 2.0 percent, during the three months ended February 28, 2013, as compared to the same period of the prior year. The increase is attributable to capital expenditures for our ongoing facility enhancements and related initiatives.
Losses on retirements of long-lived assets of approximately $1.5 million in fiscal 2013 is primarily attributable to the removal of certain assets not fully depreciated in connection with the grandstand seating at Talladega Superspeedway (“Talladega”), as well as guest enhancements at our other facilities.
Interest income during the three months ended February 28, 2013 was comparable to the same period of the prior year.
Interest expense increased approximately 0.5 million, or 15.3 percent, during the three months ended February 28, 2013, as compared to the same period of the prior year. The increase for the three month period is due to decreased capitalized interest as well as interest on the $100.0 million principal 3.95 percent Senior Notes issued in September 2012. Significantly offsetting the increase was the redemption of the remaining $87.0 million principal 5.40 percent Senior Notes in March 2012 as well as there being no borrowings outstanding on our $300.0 million revolving credit facility during the three months ended

February 28, 2013.
Equity in net (loss) income from equity investments represents our 50.0 percent equity investment in Hollywood Casino at Kansas Speedway during the three months ended February 28, 2013 and February 29, 2012, respectively (see “Equity and Other Investments”).
Our effective income tax rate was approximately 39.2 percent for the three months ended February 28, 2013, as compared to 36.1 percent for the same respective periods of the prior year (see “Income Taxes”).
As a result of the foregoing, net income for the three months ending February 28, 2013, as compared to the same period in prior year, decreased approximately $3.6 million, or $0.08 per diluted share.
Liquidity and Capital Resources
General
We have historically generated sufficient cash flow from operations to fund our working capital needs, capital expenditures at existing facilities, and return of capital through payments of an annual cash dividend and repurchase of our shares under our Stock Purchase Plan. In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance of long-term debt, borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects. The following table sets forth, for each of the indicated periods, certain selected financial information (in thousands):

	November 30, 2012	February 28, 2013
	(Unaudited)
Cash and cash equivalents	$78,379	$111,269
Working capital	50,868	80,488
Total debt	276,932	276,783
At February 28, 2013, our working capital was primarily supported by our cash and cash equivalents totaling approximately $111.3 million, an increase of approximately $32.9 million from November 30, 2012. Significant cash flow items during the three months ended February 29, 2012 and February 28, 2013, respectively, are as follows (in thousands):

	February 29, 2012	February 28, 2013
	(Unaudited)
Net cash provided by operating activities	$31,231	$34,662
Capital expenditures	(12,796)	(6,106)
Distribution from equity investee and affiliate	—	4,500
Equity investments and advances to affiliate	(50,566)	—
Net proceeds related to our credit facility	30,000	—
Dividends paid and reacquisition of previously issued common stock	(10,299)	—
Our liquidity is primarily generated from our ongoing motorsports operations, and we expect our strong operating cash flow to continue in the future. In addition, as of February 28, 2013, we have approximately $296.0 million available to draw upon under our 2012 Credit Facility, if needed. See “Future Liquidity” for additional disclosures relating to our credit facility and certain risks that may affect our near term operating results and liquidity.
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
Capital Expenditures
For the three months ended February 28, 2013, we spent approximately $6.1 million on capital expenditures for projects at our existing facilities related to grandstand seating enhancements at Talladega and Daytona; concourse improvements at Richmond International Raceway ("Richmond"); and a variety of other improvements and renovations. We spent approximately $12.8 million for the three months ended February 29, 2012, related to grandstand seating enhancements at Talladega; designing and engineering of grandstand seating enhancements at Daytona; paving at Phoenix; and a variety of other improvements and renovations.

At February 28, 2013, we have approximately $26.7 million in capital projects currently approved for our existing facilities. These projects include grandstand seating enhancements at Talladega; grandstand concourse improvements at Richmond; and a variety of other improvements and renovations to our facilities that enable us to effectively compete with other sports venues for consumer and corporate spending.
As a result of these currently approved projects and anticipated additional approvals in fiscal 2013, we expect our total fiscal 2013 capital expenditures at our existing facilities will be close to $90.0 million depending on the timing of certain projects.
We review the capital expenditure program periodically and modify it as required to meet current business needs.
Future Liquidity
General
As discussed in “Future Trends in Operating Results,” we compete for discretionary spending and leisure time with many other entertainment alternatives and are subject to factors that generally affect the recreation, leisure and sports industry, including general economic conditions. Our operations are also sensitive to factors that affect corporate budgets. Such factors include, but are not limited to, general economic conditions, employment levels, business conditions, interest and taxation rates, relative commodity prices, and changes in consumer tastes and spending habits.
The unprecedented adverse economic trends, which significantly impacted consumer confidence and disproportionately affected different demographics of our target customers, have influenced the frequency with which guests attended our major motorsports entertainment events. Continued uncertainty regarding regional economic conditions and further deterioration in the economy may adversely impact attendance levels, guest spending levels, and our ability to secure corporate marketing partnerships in the future. Reductions in any of these categories can directly and negatively affect revenues and profitability. This may negatively impact year-over-year comparability for our revenue categories for the full year, with the exception of domestic broadcast media rights fees.
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
Long-Term Obligations and Commitments
Our $65.0 million principal amount of senior unsecured notes (“4.63 percent Senior Notes”) bear interest at 4.63 percent and are due January 2021, require semi-annual interest payments on January 18 and July 18 through their maturity. The
4.63 percent Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Certain of our wholly owned domestic subsidiaries are guarantors of the 4.63 percent Senior Notes. The 4.63 percent Senior Notes also contain various restrictive covenants. At February 28, 2013, outstanding principal on the 4.63 percent Senior Notes was approximately $65.0 million.

Our $100.0 million principal amount of senior unsecured notes (“3.95 percent Senior Notes”) bear interest at 3.95 percent and are due September 2024. The 3.95 percent Senior Notes require semi-annual interest payments on March 13 and September 13 through their maturity. The 3.95 percent Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Certain of our wholly owned domestic subsidiaries are guarantors of the 3.95 percent Senior Notes. The 3.95 percent Senior Notes also contain various restrictive covenants.
Our wholly owned subsidiary, Chicagoland Speedway Corporation, which owns and operates Chicagoland Speedway and Route 66 Raceway, has debt outstanding in the form of revenue bonds payable (“4.82 percent Revenue Bonds”), consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.82 percent Revenue Bonds have an interest rate of 4.82 percent and a monthly payment of $29,000 principal and interest. At February 28, 2013, outstanding principal on the 4.82 percent Revenue Bonds was approximately $0.9 million.
The term loan (“6.25 percent Term Loan”), related to the construction of our International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.25 percent, and a current monthly payment of approximately $292,000. At February 28, 2013, the outstanding principal on the 6.25 percent Term Loan was approximately $50.2 million.
In January 1999, the Unified Government, issued approximately $71.3 million in TIF bonds in connection with the financing of construction of Kansas Speedway. At February 28, 2013, outstanding TIF bonds totaled approximately $60.7 million, net of the unamortized discount, which is comprised of a $11.6 million principal amount, 6.15 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.75 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by our wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway’s boundaries and are not our obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At February 28, 2013, the Unified Government had approximately $1.7 million in 2002 STAR Bonds outstanding. Under a keepwell agreement, we have agreed to provide financial assistance to KSC, if necessary, to support its guarantee of the 2002 STAR Bonds.
The 2012 Credit Facility contains a feature that allows us to increase the credit facility from $300.0 million to a total of $500.0 million, subject to certain conditions. The 2012 Credit Facility is scheduled to mature in November 2017, and accrues interest at LIBOR plus 100.0 — 162.5 basis points, depending on the better of our debt rating as determined by specified rating agencies or our leverage ratio. The 2012 Credit Facility contains various restrictive covenants. At February 28, 2013, we had no outstanding borrowings under the 2012 Credit Facility.
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
Daytona Development Project
We are exploring development of a mixed-use entertainment-oriented destination, adjacent to our 188,000 square foot office building, the International Motorsports Center, on property we own located directly across from our Daytona motorsports entertainment facility.  As part of the project evaluation, we are in active discussions with a potential development partner and anchor tenants.
In 2012, we received approval from the City of Daytona Beach amending the city's comprehensive plan and the previously approved planned master development agreement in order to enhance the value of our property and facilitate its future development. Approved land use entitlements for the property, which now encompasses 181 acres, allow for up to 1,420,000 square feet of retail/dining/entertainment, 2,500 seats in a movie theater, 660 hotel rooms, 1,350 units of residential, 567,000 square feet of additional office space and 500,000 square feet of commercial/industrial space.
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
For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our annual report on Form 10-K for the year ended November 30, 2012. During the three months ended February 28, 2013, there have been no material changes in our market risk exposures.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of February 28, 2013. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of February 28, 2013.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter of fiscal 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we are a party to routine litigation incidental to our business. We do not believe that the resolution of any or all of such litigation will have a material adverse effect on our financial condition or results of operations. In addition, on February 23, 2013, during the last lap of the NASCAR Nationwide Series race at Daytona International Speedway, an on-track incident resulted in debris from a race car entering the grandstands and injuring numerous spectators.  We expect claims to be filed as a result of this incident, however we are confident that we have adequate insurance to cover any losses, in excess of our $1.5 million deductible, resulting from claims surrounding this incident.

ITEM 1A.	RISK FACTORS
This report and the documents incorporated by reference may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify a forward-looking statement by our use of the words “anticipate,” “estimate,” “expect,” “may,” “believe,” “objective,” “projection,” “forecast,” “goal,” and similar expressions. These forward-looking statements include our statements regarding the timing of future events, our anticipated future operations and our anticipated future financial position and cash requirements. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. We previously disclosed in response to Item 1A to Part I of our report on Form 10-K for the fiscal year ended November 30, 2012 the important factors that could cause our actual results to differ from our expectations. There have been no material changes to those risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in thousands)
December 1, 2012 — December 31, 2012
Repurchase program (1)	—	—	—	$61,740
January 1, 2013 — January 31, 2013
Repurchase program (1)	—	—	—	$61,740
February 1, 2013 — February 28, 2013
Repurchase program (1)	—	—	—	$61,740
	—		—

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

Since inception of the Plan through February 28, 2013, we have purchased 7,063,962 shares of our Class A common shares, for a total of approximately $268.3 million. We did not purchase any shares of our Class A common shares during the three month period ended February 28, 2013. Transactions occur in open market purchases and pursuant to a trading plan under Rule 10b5-1. At February 28, 2013, we had approximately $61.7 million remaining repurchase authority under the current Stock Purchase Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURES
None

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit
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

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)

Date: April 4, 2013	/s/ Daniel W. Houser
Daniel W. Houser, Senior Vice President,
Chief Financial Officer, Treasurer