Form 10-Q
period 2013-05-31
INTERNATIONAL SPEEDWAY CORP
filed 2013-07-03
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
 FORM 10-Q
_________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2013
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class A Common Stock	26,491,488 shares	As of May 31, 2013
Class B Common Stock	20,004,819 shares	As of May 31, 2013

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30, 2012	May 31, 2013
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$78,379	$162,577
Receivables, less allowance of $1,000 in 2012 and 2013, respectively	30,830	48,774
Inventories	3,020	3,940
Income taxes receivable	6,202	3,857
Deferred income taxes	2,029	2,047
Prepaid expenses and other current assets	7,159	14,967
Total Current Assets	127,619	236,162
Property and Equipment, net of accumulated depreciation of $701,054 and $734,486, respectively	1,362,186	1,344,299
Other Assets:
Equity investments	146,378	141,129
Intangible assets, net	178,649	178,635
Goodwill	118,791	118,791
Other	8,118	7,596
	451,936	446,151
Total Assets	$1,941,741	$2,026,612
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$2,513	$2,532
Accounts payable	12,630	10,390
Deferred income	42,818	85,198
Income taxes payable	1,507	4,715
Current tax liabilities	434	440
Other current liabilities	16,849	30,486
Total Current Liabilities	76,751	133,761
Long-Term Debt	274,419	274,100
Deferred Income Taxes	328,223	330,267
Long-Term Tax Liabilities	1,790	1,960
Long-Term Deferred Income	10,455	9,160
Other Long-Term Liabilities	1,293	1,681
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 26,081,558 and 26,151,705 issued and outstanding in 2012 and 2013, respectively	260	261
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 20,050,277 and 20,004,819 issued and outstanding in 2012 and 2013, respectively	200	200
Additional paid-in capital	442,474	443,293
Retained earnings	811,172	836,896
Accumulated other comprehensive loss	(5,296)	(4,967)
Total Shareholders’ Equity	1,248,810	1,275,683
Total Liabilities and Shareholders’ Equity	$1,941,741	$2,026,612
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Three Months Ended
	May 31, 2012	May 31, 2013
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$37,344	$35,778
Motorsports related	125,759	126,046
Food, beverage and merchandise	12,724	12,734
Other	3,768	3,816
	179,595	178,374
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	48,855	50,144
Motorsports related	34,759	34,889
Food, beverage and merchandise	10,130	9,492
General and administrative	27,862	26,363
Depreciation and amortization	19,167	19,658
Losses on asset retirements	5,653	748
	146,426	141,294
Operating income	33,169	37,080
Interest income	31	19
Interest expense	(2,904)	(3,879)
Loss on early redemption of debt	(9,144)	—
Equity in net income from equity investments	1,395	3,231
Other	77	2
Income before income taxes	22,624	36,453
Income taxes	8,884	14,013
Net income	$13,740	$22,440

Dividends per share	$0.20	$0.22
Earnings per share:
Basic and diluted	$0.30	$0.48

Basic weighted average shares outstanding	46,306,147	46,446,993

Diluted weighted average shares outstanding	46,316,419	46,464,051
See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Six Months Ended
	May 31, 2012	May 31, 2013
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$69,870	$66,515
Motorsports related	206,505	210,651
Food, beverage and merchandise	23,769	22,908
Other	6,849	6,852
	306,993	306,926
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	74,107	76,489
Motorsports related	56,724	57,191
Food, beverage and merchandise	17,867	16,775
General and administrative	51,098	52,451
Depreciation and amortization	38,626	39,500
Losses on asset retirements	5,703	2,293
	244,125	244,699
Operating income	62,868	62,227
Interest income	58	39
Interest expense	(6,341)	(7,841)
Loss on early redemption of debt	(9,144)	—
Equity in net income from equity investments	1,094	4,251
Other	916	2
Income before income taxes	49,451	58,678
Income taxes	18,572	22,725
Net income	$30,879	$35,953

Dividends per share	$0.20	$0.22
Earnings per share:
Basic and diluted	$0.67	$0.77

Basic weighted average shares outstanding	46,348,345	46,435,289

Diluted weighted average shares outstanding	46,358,458	46,450,567
See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Comprehensive Income

	Three Months Ended
	May 31, 2012	May 31, 2013
	(Unaudited)
	(In Thousands)
Net income	$13,740	$22,440
Other comprehensive income:
Foreign currency translation, net of tax of $13	(20)	—
Amortization of terminated interest rate swap, net of tax benefit of $106 and $106, respectively	165	165
Comprehensive income	$13,885	$22,605

	Six Months Ended
	May 31, 2012	May 31, 2013
	(Unaudited)
	(In Thousands)
Net income	$30,879	$35,953
Other comprehensive income:
Amortization of terminated interest rate swap, net of tax benefit of $213 and $212, respectively	328	329
Comprehensive income	$31,207	$36,282

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statement of Shareholders’ Equity

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(Unaudited) (In Thousands)
Balance at November 30, 2012	$260	$200	$442,474	$811,172	$(5,296)	$1,248,810
Activity 12/1/12 — 5/31/13:
Net income	—	—	—	35,953	—	35,953
Comprehensive income	—	—	—	—	329	329
Cash dividend declared ($0.22 per share)	—	—	—	(10,229)	—	(10,229)
Exercise of stock options	1	—	50	—	—	51
Reacquisition of previously issued common stock	—	—	(259)	—	—	(259)
Conversion of Class B Common Stock to Class A Common Stock	—	—	—	—	—	—
Excess tax benefits from stock compensation	—	—	(60)	—	—	(60)
Stock-based compensation	—	—	1,088	—	—	1,088
Balance at May 31, 2013	$261	$200	$443,293	$836,896	$(4,967)	$1,275,683
See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Six Months Ended
	May 31, 2012	May 31, 2013
	(Unaudited)
	(In Thousands)
OPERATING ACTIVITIES
Net income	$30,879	$35,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,626	39,500
Stock-based compensation	809	1,088
Amortization of financing costs	889	718
Deferred income taxes	6,711	1,876
Income from equity investments	(1,094)	(4,251)
Distribution from equity investee	—	5,000
Loss on asset retirements, non-cash	5,703	1,184
Other, net	(898)	(33)
Changes in operating assets and liabilities:
Receivables, net	(12,090)	(17,944)
Inventories, prepaid expenses and other assets	(7,447)	(8,530)
Accounts payable and other liabilities	(7,098)	296
Deferred income	41,374	41,085
Income taxes	1,778	5,819
Net cash provided by operating activities	98,142	101,761
INVESTING ACTIVITIES
Capital expenditures	(26,092)	(21,632)
Distribution from equity investee and affiliate	—	4,500
Equity investments and advances to affiliate	(51,556)	—
Other, net	1,408	111
Net cash used in investing activities	(76,240)	(17,021)
FINANCING ACTIVITIES
Payment under credit facility	(60,000)	—
Proceeds from credit facility	130,000	—
Payment of long-term debt	(87,356)	(334)
Exercise of Class A common stock options	—	51
Reacquisition of previously issued common stock	(10,556)	(259)
Net cash used in financing activities	(27,912)	(542)
Net (decrease) increase in cash and cash equivalents	(6,010)	84,198
Cash and cash equivalents at beginning of period	110,078	78,379
Cash and cash equivalents at end of period	$104,068	$162,577
See accompanying notes.

International Speedway Corporation
Notes to Consolidated Financial Statements
May 31, 2013
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
Because of the seasonal concentration of racing events, the results of operations for the three and six months ended May 31, 2012 and 2013, respectively, are not indicative of the results to be expected for the year.
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
3. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended May 31, 2012 and 2013 (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	May 31, 2012	May 31, 2013	May 31, 2012	May 31, 2013
Numerator:
Net income	$13,740	$22,440	$30,879	$35,953
Denominator:
Weighted average shares outstanding	46,306,147	46,446,993	46,348,345	46,435,289
Effect of dilutive securities	10,272	17,058	10,113	15,278
Diluted weighted average shares outstanding	46,316,419	46,464,051	46,358,458	46,450,567

Basic and diluted earnings per share	$0.30	$0.48	$0.67	$0.77

Anti-dilutive shares excluded in the computation of diluted earnings per share	232,488	215,246	238,192	219,699
4. Equity and Other Investments
Hollywood Casino at Kansas Speedway
In February 2012, Kansas Entertainment, LLC, (“Kansas Entertainment”) a 50/50 joint venture of Penn Hollywood Kansas, Inc. (“Penn”), a subsidiary of Penn National Gaming, Inc. and Kansas Speedway Development Corporation (“KSDC”), a wholly owned indirect subsidiary of ISC, opened the Hollywood-themed and branded destination entertainment facility, overlooking turn two of Kansas Speedway. Penn is the managing member of Kansas Entertainment and is responsible for the operations of the casino.

The Company has accounted for Kansas Entertainment as an equity investment in its financial statements as of May 31, 2012 and 2013. Start up and related costs through opening were expensed through equity in net income from equity investments. The Company’s 50.0 percent portion of Kansas Entertainment’s net income is approximately $1.4 million and $3.2 million for the three months ended May 31, 2012 and 2013, respectively, and approximately $1.1 million and $4.3 million for the six months ended May 31, 2012 and 2013, respectively, and is included in equity in net income from equity investments in its consolidated statements of operations.
Distributions from Kansas Entertainment, for the six months ended May 31, 2013, totaling $9.5 million, consists of $5.0 million received as a distribution from its profits, and is included in net cash provided by operating activities on the Company's statement of cash flows, and the remaining $4.5 million received, which was recognized as a return of capital from investing activities on the Company's statement of cash flows.
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
Motorsports Authentics
The Company is a partner with Speedway Motorsports, Inc. in a 50/50 joint venture, SMISC, LLC, which, through its wholly owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics (“MA”). MA designs, promotes, markets and distributes motorsports licensed merchandise. The Company’s investment in MA was previously reduced to zero and it did not recognize any net income or loss from operations of MA during the three and six months ended May 31, 2012 or 2013, respectively.
5. Goodwill and Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of the major classes of intangible assets relating to the Motorsports Event segment are as follows (in thousands):

	November 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$8	$2
Other	92	51	41
Total amortized intangible assets	102	59	43
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793
Total non-amortized intangible assets	178,606	—	178,606
Total intangible assets	$178,708	$59	$178,649

	May 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$8	$2
Other	92	65	27
Total amortized intangible assets	102	73	29
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793
Total non-amortized intangible assets	178,606	—	178,606
Total intangible assets	$178,708	$73	$178,635

The following table presents current and expected amortization expense of the existing intangible assets as of May 31, 2013 for each of the following periods (in thousands):

Amortization expense for the six months ended May 31, 2013	$14
Remaining estimated amortization expense for the year ending November 30:
2013	7
2014	16
2015	6
There were no changes in the carrying value of goodwill during the three and six months ended May 31, 2013.
6. Long-Term Debt
Long-term debt consists of the following (in thousands):

	November 30, 2012	May 31, 2013
4.63 percent Senior Notes	$65,000	$65,000
3.95 percent Senior Notes	100,000	100,000
4.82 percent Revenue Bonds	970	818
6.25 percent Term Loan	50,318	50,136
TIF bond debt service funding commitment	60,644	60,678
Revolving Credit Facility	—	—
	276,932	276,632
Less: current portion	2,513	2,532
	$274,419	$274,100

The $65.0 million principal amount of senior unsecured notes (“4.63 percent Senior Notes”) bear interest at 4.63 percent and are due January 2021, require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.63 percent Senior Notes may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company’s wholly owned domestic subsidiaries are guarantors of the 4.63 percent Senior Notes. The 4.63 percent Senior Notes also contain various restrictive covenants. The deferred financing fees, along with a deferred interest rate swap balance included in accumulated other comprehensive loss, are treated as additional interest expense and are being amortized over the life of the 4.63 percent Senior Notes, on a straight-line method, which approximates the effective yield method. At May 31, 2013, outstanding principal on the 4.63 percent Senior Notes was approximately $65.0 million.
At May 31, 2013, the Company has approximately $5.0 million, net of tax, deferred in accumulated other comprehensive loss associated with a terminated interest rate swap, related to the 4.63 percent Senior Notes, which is being amortized as interest expense over the life of the private placement senior notes completed in January 2011. The Company expects to recognize approximately $0.7 million of this balance, net of tax, during the next 12 months in the consolidated statement of operations.
The $100.0 million principal amount of senior unsecured notes (“3.95 percent Senior Notes”) bear interest at 3.95 percent and are due September 2024. The 3.95 percent Senior Notes require semi-annual interest payments on March 13 and September 13 through their maturity. The 3.95 percent Senior Notes may be redeemed in whole or in part, at the Company's option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company's wholly owned domestic subsidiaries are guarantors of the 3.95 percent Senior Notes. The 3.95 percent Senior Notes also contain various restrictive covenants. The deferred financing fees are treated as additional interest expense and are being amortized over the life of the 3.95 percent Senior Notes on a straight-line method, which approximates the effective yield method.
The Company’s wholly owned subsidiary, Chicagoland Speedway Corporation, which owns and operates Chicagoland Speedway and Route 66 Raceway, has debt outstanding in the form of revenue bonds payable (“4.82 percent Revenue Bonds”), consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.82 percent Revenue Bonds have an interest rate of 4.82 percent and a monthly payment of $29,000 principal and interest. At May 31, 2013, outstanding principal on the 4.82 percent Revenue Bonds was approximately $0.8 million.
The term loan (“6.25 percent Term Loan”), related to the Company’s International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.25 percent, and a current monthly payment of approximately $292,000. At May 31, 2013, the outstanding principal on the 6.25 percent Term Loan was approximately $50.1 million.

At May 31, 2013, outstanding taxable special obligation revenue (“TIF”) bonds, in connection with the financing of Kansas Speedway, totaled approximately $60.7 million, net of the unamortized discount, which is comprised of a $11.6 million principal amount, 6.15 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.75 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
The Company's $300.0 million revolving credit facility (“2012 Credit Facility”) contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions. The 2012 Credit Facility accrues interest at LIBOR plus 100.0 — 162.5 basis points, depending on the better of its debt rating as determined by specified rating agencies or the Company’s leverage ratio. The 2012 Credit Facility contains various restrictive covenants. At May 31, 2013, the Company had no outstanding borrowings under the 2012 Credit Facility.
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
Total interest expense from continuing operations incurred by the Company was approximately $2.9 million and $3.9 million for the three months ended May 31, 2012 and 2013, respectively, and approximately $6.3 million and $7.8 million for the six months ended May 31, 2012 and 2013, respectively. Total interest capitalized for the three months ended May 31, 2012 and 2013 was approximately $1.2 million and $0.3 million, and approximately $2.7 million and $0.5 million for the six months ended May 31, 2012 and 2013.
Financing costs of approximately $5.0 million and $4.7 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2012 and May 31, 2013, respectively. These costs are being amortized on a straight-line method, which approximates the effective yield method, over the life of the related financing.
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
At May 31, 2013, the Company had money market funds totaling approximately $57.6 million which are included in cash and cash equivalents in its consolidated balance sheets. All inputs used to determine fair value are considered level 1 inputs.
Fair values of long-term debt are based on quoted market prices at the date of measurement. The Company’s credit facilities approximate fair value as they bear interest rates that approximate market. These inputs used to determine fair value are considered level 2 inputs. The fair value of the remaining long-term debt, as determined by quotes from financial institutions, was approximately $301.2 million compared to the carrying amount of approximately $276.9 million and approximately $296.5 million compared to the carrying amount of approximately $276.6 million at November 30, 2012 and May 31, 2013, respectively.
The Company had no level 3 inputs as of May 31, 2013.
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
Since inception of the Plan through May 31, 2013, the Company has purchased 7,063,962 shares of its Class A common shares, for a total of approximately $268.3 million. The Company did not purchase any shares of its Class A common shares during the three month period ended May 31, 2013. Transactions occur in open market purchases and pursuant to a trading plan under Rule 10b5-1. At May 31, 2013, the Company had approximately $61.7 million remaining repurchase authority under the current Stock Purchase Plan.
Annual Dividends
The Company declared an annual dividend of $0.22 per share, payable on June 28, 2013, to common stockholders of record on May 31, 2013.  The Company paid an annual dividend of $0.20 per share in the third quarter of fiscal 2012.
9. Long-Term Stock Incentive Plan
In May 2013, the Company awarded and issued a total of 80,514 restricted shares of the Company’s Class A common shares to certain officers and managers, under the Company’s Long-Term Stock Incentive Plan (the “2006 Plan”). The shares of restricted stock awarded in May 2013, vest at the rate of 50.0 percent on the third anniversary of the award date and the remaining 50.0 percent on the fifth anniversary of the award date. The weighted average grant date fair value of these restricted share awards was $32.87 per share. In accordance with ASC 718, “Compensation — Stock Compensation” the Company is recognizing stock-based compensation on its restricted shares awarded on the accelerated method over the requisite service period.
10. Comprehensive Income
Comprehensive income is the changes in equity of an enterprise except those resulting from shareholder transactions. Accumulated other comprehensive loss consists of the following (in thousands):

	November 30, 2012	May 31, 2013
Terminated interest rate swap, net of tax benefit of $3,448 and $3,236, respectively	$5,296	$4,967
11. Income Taxes
As of May 31, 2013, in accordance with ASC 740, “Income Taxes,” the Company has a total liability of approximately $2.4 million for uncertain tax positions, inclusive of tax and interest. Of this amount, approximately $1.9 million represents income tax liability for uncertain tax positions related to various state income tax matters. If the accrued liability was de-recognized, approximately $1.3 million of taxes would impact the Company’s consolidated statement of operations as a reduction to its effective tax rate. Included in the balance sheet at May 31, 2013 are approximately $0.7 million of items of which, under existing tax laws, the ultimate deductibility is certain but for which the timing of the deduction is uncertain. Because of the impact of deferred income tax accounting, a deduction in a subsequent period would result in a deferred tax asset. Accordingly, upon de-recognition, the tax benefits associated with the reversal of these timing differences would have no impact, except for related interest, on the Company’s effective income tax rate.
The Company recognizes interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. As of May 31, 2013, the total amounts for accrued interest were approximately $0.5 million and there were no amounts related to penalties. If the accrued interest was de-recognized, approximately $0.3 million would impact the Company’s consolidated statement of operations as a reduction to its effective tax rate. The Company believes that it has provided adequate reserves related to these various state matters including interest charges through May 31, 2013.
The Company's effective income tax rate of 39.3 percent for the three month period ended May 31, 2012, approximated the statutory income tax rate. Certain state adjustments, including adjustments to uncertain state tax positions, are the principal causes of the decreased effective income tax rate for the three months ended May 31, 2013 and the six months ended May 31, 2012 and 2013. As a result of these items, the Company's effective income tax rate is approximately 38.4 percent for the three months ended May 31, 2013, and 37.6 percent and 38.7 percent for the six months ended May 31, 2012 and 2013, respectively.
12. Related Party Disclosures and Transactions
All of the racing events that take place during the Company’s fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association, the American Motorcyclist Association, the Automobile Racing Club of America, the American Sportbike Racing Association — Championship Cup Series, the Federation Internationale de L’Automobile, the Federation Internationale Motocycliste, Grand American Road Racing Association (“Grand American”), Historic Sportscar Racing, IZOD IndyCar Series, National Association for Stock Car Auto Racing (“NASCAR”), National Hot

Rod Association, the Porsche Club of America, the Sports Car Club of America, the Sportscar Vintage Racing Association, the United States Auto Club and the World Karting Association. NASCAR, which sanctions many of the Company’s principal racing events, is a member of the France Family Group which controls approximately 72.0 percent of the combined voting power of the outstanding stock of the Company, as of November 30, 2012, and some members of which serve as directors and officers of the Company. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR from continuing operations for disbursement to competitors, which are exclusive of NASCAR sanction fees, totaled approximately $40.4 million and $41.5 million for the three months ended May 31, 2012 and 2013, respectively, and $62.7 million and $64.7 million for the six months ended May 31, 2012 and 2013, respectively.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire NASCAR Sprint Cup, Nationwide and Camping World Truck series schedules. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Sprint Cup, Nationwide and Camping World Truck series event as a component of its sanction fees. The promoter records 90.0 percent of the gross broadcast rights fees as revenue and then records 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors. Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event. The Company’s television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR Sprint Cup, Nationwide, and Camping World Truck series events conducted at its wholly owned facilities, and recorded as part of motorsports related revenue, were approximately $89.6 million and $92.3 million for the three months ended May 31, 2012 and 2013, respectively, and $143.3 million and $149.7 million for the six months ended May 31, 2012 and 2013, respectively.
13. Commitments and Contingencies
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal and any required premium and interest on the 2002 STAR Bonds. At May 31, 2013, the Unified Government had approximately $1.7 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling approximately $4.0 million at May 31, 2013. At May 31, 2013, there were no amounts drawn on the standby letters of credit.
Current Litigation
The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation will have a material adverse effect on the Company’s financial condition or results of operations. In addition, on February 23, 2013, during the last lap of the NASCAR Nationwide Series race at Daytona International Speedway ("Daytona"), an on-track incident resulted in debris from a race car entering the grandstands and injuring numerous spectators. Claims have been filed as a result of this incident, however the Company is confident that it has adequate insurance to cover any losses, in excess of its $1.5 million deductible, resulting from claims surrounding this incident.
14. Segment Reporting
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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at prices comparable to unaffiliated customers. The following tables provide segment reporting of the Company for the three months ended May 31, 2012 and 2013 (in thousands):

	Three Months Ended May 31, 2012
	Motorsports Event	All Other	Total
Revenues	$171,323	$8,676	$179,999
Depreciation and amortization	17,653	1,514	19,167
Operating income (loss)	32,707	462	33,169
Capital expenditures	12,335	961	13,296
Total assets	1,610,430	382,555	1,992,985
Equity investments	—	152,787	152,787

	Three Months Ended May 31, 2013
	Motorsports Event	All Other	Total
Revenues	$172,287	$6,844	$179,131
Depreciation and amortization	18,292	1,366	19,658
Operating income (loss)	37,568	(488)	37,080
Capital expenditures	14,394	1,132	15,526
Total assets	1,600,572	426,040	2,026,612
Equity investments	—	141,129	141,129

	Six Months Ended May 31, 2012
	Motorsports Event	All Other	Total
Revenues	$294,273	$13,481	$307,754
Depreciation and amortization	35,507	3,119	38,626
Operating income (loss)	64,090	(1,222)	62,868
Capital expenditures	24,371	1,721	26,092

	Six Months Ended May 31, 2013
	Motorsports Event	All Other	Total
Revenues	$296,287	$11,801	$308,088
Depreciation and amortization	36,740	2,760	39,500
Operating income (loss)	64,638	(2,411)	62,227
Capital expenditures	20,133	1,499	21,632
Intersegment revenues were approximately $0.4 million and $0.8 million for the three months ended May 31, 2012 and 2013, respectively, and approximately $0.8 million and $1.2 million for the six months ended May 31, 2012 and 2013, respectively.
The Company recorded losses on asset retirements of approximately $5.7 million and $0.7 million, for the three months ended May 31, 2012 and 2013, respectively, and approximately $5.7 million and $2.3 million, for the six months ended May 31, 2012 and 2013, respectively, and are primarily attributable to the removal of certain assets not fully depreciated. These losses were included in the Motorsports Event segment.

15. Subsequent Event
Daytona Rising: Reimagining an American Icon
The Company has recently announced that it is redeveloping the frontstretch of Daytona, the Company's 54-year-old flagship motorsports facility, to enhance the event experience for its fans, marketing partners, broadcasters and the motorsports industry. The redevelopment of Daytona has been branded the Daytona Rising project.
As part of the Daytona Rising project, the Company has entered into a Design-Build Agreement with Barton Malow Company (“Barton Malow”), which obligates us to pay Barton Malow approximately $316.0 million for the completion of the work described in the Design-Build Agreement. The amount is a stipulated sum to be paid for the work, which may not change unless the Company requests a change in the scope of work. The Design-Build Agreement contains certain provisions and representations usual and customary for agreements of this type, including, among others, provisions regarding liquidated damages to be assessed for work that is not completed according to the agreed upon schedule, provisions regarding payment schedules, and provisions regarding bonding and liability insurance policies applicable to the work. In addition, the Design-Build Agreement contains customary provisions regarding termination, review and inspection of the work, warranties and the use of subcontractors.
The Company currently anticipates the Daytona Rising project to cost between $375.0 million to $400.0 million, excluding capitalized interest. Total expenditures incurred for the Daytona Rising project through May 31, 2013 were approximately $15.0 million. The Company expects to fund the Daytona Rising project from cash on hand, cash from its operations and may use borrowings on its credit facility for a limited period of time.
Upon review of the Design-Build agreement documents and drawings, the Company believes that there are assets with carrying values of approximately $50.0 million that may be impacted by the redevelopment and that those assets may require accelerated depreciation, impairments, or losses on disposal, over the next 26 months.

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
Impairment of Long-lived Assets, Goodwill and Other Intangible Assets. Our consolidated balance sheets include significant amounts of long-lived assets, goodwill and other intangible assets which could be subject to impairment. As of May 31, 2013, goodwill and other intangible assets and property and equipment accounts for approximately $1.6 billion, or 81.0 percent of our total assets. We account for our goodwill and other intangible assets in accordance with ASC 350, “Intangibles — Goodwill and Other,” and for our long-lived assets in accordance with ASC 360, “Property, Plant and Equipment.”
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
In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments we exert significant influence on the investee but do not have effective control over the investee, which adds an additional element of risk that can adversely impact our financial position and results of operations. The carrying value of our equity investments was $141.1 million at May 31, 2013.
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
Equity and Other Investments
Hollywood Casino at Kansas Speedway
In February 2012, Kansas Entertainment, LLC, (“Kansas Entertainment”) a 50/50 joint venture of Penn Hollywood Kansas, Inc. (“Penn”), a subsidiary of Penn National Gaming, Inc. and Kansas Speedway Development Corporation (“KSDC”), a wholly owned indirect subsidiary of ISC, opened the Hollywood-themed and branded destination entertainment facility, overlooking turn two of Kansas Speedway (“Kansas”). Penn is the managing member of Kansas Entertainment and is responsible for the operations of the casino.
We have accounted for Kansas Entertainment as an equity investment in our financial statements as of May 31, 2012 and 2013. Start up and related costs through opening were expensed through equity in net income from equity investments. Our 50.0 percent portion of Kansas Entertainment’s net income is approximately $1.4 million and $3.2 million for the three months ended May 31, 2012 and 2013, respectively, and approximately $1.1 million and $4.3 million for the six months ended

May 31, 2012 and 2013, respectively, and is included in equity in net income from equity investments in our consolidated statements of operations.
Distributions from Kansas Entertainment, for the six months ended May 31, 2013, totaling $9.5 million, consists of $5.0 million received as a distribution from its profits, and is included in net cash provided by operating activities on our statement of cash flows, and the remaining $4.5 million received, which was recognized as a return of capital from investing activities on our statement of cash flows.
Staten Island Property
Our wholly owned indirect subsidiary, 380 Development, LLC (“380 Development”), owns 676 acres located in the New York City borough of Staten Island. We are currently in exclusive negotiations with an interested buyer for 380 Development. The timing of any closing is uncertain and we cannot assure that one will occur as a result of these exclusive negotiations.
Motorsports Authentics
We are a partner with Speedway Motorsports, Inc. in a 50/50 joint venture, SMISC, LLC, which, through its wholly owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics (“MA”). MA designs, promotes, markets and distributes motorsports licensed merchandise. Our investment in MA was previously reduced to zero and we did not recognize any net income or loss from operations of MA during the six months ended May 31, 2012 or 2013, respectively.
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
Since inception of the Plan through May 31, 2013, we have purchased 7,063,962 shares of our Class A common shares, for a total of approximately $268.3 million. We did not purchase any shares of our Class A common shares during the three month period ended May 31, 2013. Transactions occur in open market purchases and pursuant to a trading plan under Rule 10b5-1. At May 31, 2013, we had approximately $61.7 million remaining repurchase authority under the current Stock Purchase Plan.
Income Taxes
Our effective income tax rate for the three month period ended May 31, 2012, approximated the statutory income tax rate. Certain state tax adjustments, including adjustments to uncertain state tax positions, are the principal causes of the decreased effective income tax rate for the three months ended May 31, 2013 and the six months ended May 31, 2012 and 2013. As a result of these items, our effective income tax rate is approximately 38.4 percent for the three months ended May 31, 2013, and 37.6 percent and 38.7 percent for the six months ended May 31, 2012 and 2013, respectively.
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
The unprecedented adverse economic trends, which significantly impacted consumer confidence and disproportionately affected different demographics of our target customers, have influenced the frequency with which guests attended our major motorsports entertainment events. Recurring uncertainty in regional economic conditions and further weakening in the economy may adversely impact attendance levels, guest spending levels, and our ability to secure corporate marketing partnerships in the future. Reductions in any of these categories can directly and negatively affect revenues and profitability. Beginning in 2009 we mitigated the decline of certain revenue categories with sustainable cost containment initiatives. Beginning in 2012, we re-instituted merit pay increases to more normalized levels. Certain non-controllable costs, such as NASCAR sanction fees, have increased this year and we may continue to experience incremental increases. While we are sustaining the significant cost reductions previously implemented, we do not expect further significant cost reductions.

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
Adjusting seating capacity is another strategy to promote sellouts, create excess demand and in turn increase capacity utilization at our major motorsports facilities. Over the past few years, we have reduced capacity at our major motorsports facilities. A significant portion of the capacity reduction was a result of providing improved fan amenities such as wider seating and creating social zones. We are evaluating certain of our major motorsports facilities for further reductions in capacity. The areas within our major motorsports facilities that we are considering reducing capacity include removing seats that do not provide sufficient engagement for our customers, such as inadequate site lines. Based on experience and the evolution of modern sports facilities, demand depends in part on the fans' experience. Enhancing the live event experience for our fans is a critical strategy for our future growth. Other benefits of increasing capacity utilization may include better pricing power for our events; purchasing tickets sooner by our customers; increasing customer retention; driving attendance to our lead-in events, such as NASCAR's Nationwide and Camping World Truck series events; and a more visually compelling event for the television audience. We will continue to monitor market demand and sports entertainment best-in-class amenities, which could further impact capacity at certain of our major motorsports facilities.
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
We are supporting the IAP on a number of fronts. Specifically, we are redeveloping the frontstretch of Daytona International Speedway (“Daytona”), the Company's 54-year-old flagship motorsports facility, to enhance the event experience for our fans, marketing partners, broadcasters and the motorsports industry (See "Daytona Rising: Reimagining an American Icon").
We are also committed to meeting and exceeding our customers expectations at our other motorsports facilities through on-going capital improvements at these facilities. We are providing our fans enhanced audio and visual experiences, comfortable and wider seating, additional concession and merchandise points-of-sale, more social zones and greater social connectivity.
Corporate Partnerships
The number of Fortune 500 companies invested in NASCAR remains higher than any other sport. Nearly one-in-four Fortune 500 companies use NASCAR as part of their marketing mix. For the second consecutive year, the number of Fortune 500 companies involved in NASCAR increased; and is an eight percent improvement over 2008.
We believe that our presence in key metropolitan statistical areas, year-round event schedule, impressive portfolio of major motorsports events and attractive fan demographics are beneficial as we continue to pursue renewal and expansion of existing corporate marketing partnerships and establish new corporate relationships.
Our corporate sales team continues to generate strong levels of interest from corporate prospects. Entering the 2013 motorsports season, we had less open entitlement inventory compared to the beginning of the 2012 motorsports season. All of our available NASCAR Sprint Cup, Nationwide, and Camping World Truck series entitlements have been sold for the year.

Television Broadcast and Ancillary Media Rights
Domestic broadcast and ancillary media rights fees revenues are an important component of our revenue and earnings stream. Starting in 2007, NASCAR entered into combined eight-year agreements with FOX, ABC/ESPN, TNT and SPEED for the domestic broadcast and related rights for its three national touring series - Sprint Cup, Nationwide and Camping World Truck. The agreements total approximately $4.5 billion over the eight-year period from 2007 through 2014. This results in an approximate $560.0 million gross average annual rights fee for the industry, a more than 40.0 percent increase over the previous contract average of $400.0 million annually. The industry rights fees were approximately $585.0 million for fiscal 2012, and will be approximately $605.0 million for 2013 and $630.0 million for 2014.
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
Domestic broadcast rights fees provide significant cash flow visibility to us, race teams and NASCAR over the contract term. Television broadcast rights fees received from NASCAR for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events conducted at our wholly owned facilities under these agreements, and recorded as part of motorsports related revenue, were approximately $89.1 million and $92.1 million for the three months ended May 31, 2012 and 2013, respectively, and approximately $142.8 million and $147.7 million for the six months ended May 31, 2012 and 2013, respectively. Operating income generated by these media rights were approximately $65.2 million and $67.0 million for the three months ended May 31, 2012 and 2013, respectively, and approximately $104.2 million and $109.2 million for the six months ended May 31, 2012 and 2013, respectively.

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
Today's consumer wants improved traffic flow, comfortable and wider seating, clean and available facilities, more points of sales, enhanced audio and visual engagement, social zones and greater connectivity. We also anticipate modest capital spending on other projects for maintenance, safety and regulatory requirements. We are confident that by delivering memorable guest experiences, along with attractive pricing and fantastic racing, we will generate increased revenues as well as bottom-line results.
While we focus on allocating our capital to generate returns in excess of our cost of capital, certain of our capital improvement investments may not provide immediate, directly traceable near term positive returns on invested capital but over the longer term will better enable us to effectively compete with other entertainment venues for consumer and corporate spending.
We recently announced that we are redeveloping the frontstretch of Daytona, the Company's 54-year-old flagship motorsports facility, to enhance the event experience for our fans, marketing partners, broadcasters and the motorsports industry. It is vital that we continue to elevate our Daytona brand to ensure that it remains the pinnacle of motorsports facilities, which will generate further profitability and cash flow to the Company. The redevelopment of Daytona has been branded the Daytona Rising project (See "Daytona Rising: Reimagining an American Icon").
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
The Hollywood Casino at Kansas Speedway provided positive cash flow to us and included positive equity income in our consolidated statement of operations for fiscal 2012. We expect, based on current trends, that Hollywood Casino at Kansas Speedway will reach stabilization by 2015 calendar year as it gains market share in Kansas City. We expect for our 2013 fiscal year that our share of the cash flow from the casino's operations will be approximately $20.0 million dollars.
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
Seasonality and Quarterly Results
We derive most of our income from a limited number of NASCAR-sanctioned races. As a result, our business has been, and is expected to remain, highly seasonal based on the timing of major racing events. Future schedule changes as determined by NASCAR or other sanctioning bodies, as well as the acquisition of additional, or divestiture of existing, motorsports entertainment facilities could impact the timing of our major events in comparison to prior or future periods. Because of the seasonal concentration of racing events, the results of operations for the three and six month periods ended May 31, 2012 and May 31, 2013, are not indicative of the results to be expected for the year.
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
The adjustments for 2012 relate to carrying costs of our Staten Island property, settlement of litigation, losses associated with the retirements of certain other long-lived assets, loss on early redemption of debt and net gain on sale of certain assets.
The adjustments for 2013 relate to carrying costs of our Staten Island property, legal judgment, losses associated with the retirements of certain other long-lived assets and certain costs incurred associated with our Daytona Rising project.

	Three Months Ended		Six Months Ended
	May 31, 2012	May 31, 2013	May 31, 2012	May 31, 2013
	(Unaudited)
	(In Thousands, Except Per Share Amounts)
Net income	$13,740	$22,440	$30,879	$35,953
Adjustments, net of tax:
Carrying costs related to Staten Island	622	643	1,038	1,176
Legal settlement/judgment	716	5	716	351
Losses on asset retirements	3,443	456	3,473	1,395
Daytona Rising project	—	204	—	398
Loss on early redemption of debt	5,568	—	5,568	—
Net gain on sale of certain assets	(47)	(1)	(557)	(1)
Non-GAAP net income	$24,042	$23,747	$41,117	$39,272
Per share data:
Diluted earnings per share	$0.30	$0.48	$0.67	$0.77
Adjustments, net of tax:
Carrying costs related to Staten Island	0.01	0.01	0.02	0.03
Legal settlement/judgment	0.02	—	0.02	0.01
Losses on asset retirements	0.07	0.01	0.07	0.03
Daytona Rising project	—	0.01	—	0.01
Loss on early redemption of debt	0.12	—	0.12	—
Net gain on sale of certain assets	—	—	(0.01)	—
Non-GAAP diluted earnings per share	$0.52	$0.51	$0.89	$0.85

Comparison of the Results for the Three and Six Months Ended May 31, 2013 to the Results for the Three and Six Months Ended May 31, 2012.
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	May 31, 2012	May 31, 2013	May 31, 2012	May 31, 2013
	(Unaudited)
REVENUES:
Admissions, net	20.8%	20.1%	22.8%	21.7%
Motorsports related	70.0	70.7	67.3	68.6
Food, beverage and merchandise	7.1	7.1	7.7	7.5
Other	2.1	2.1	2.2	2.2
Total revenues	100.0	100.0	100.0	100.0
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	27.2	28.1	24.1	24.9
Motorsports related	19.3	19.6	18.5	18.6
Food, beverage and merchandise	5.6	5.3	5.8	5.5
General and administrative	15.5	14.8	16.6	17.1
Depreciation and amortization	10.7	11.0	12.6	12.9
Losses on asset retirements	3.2	0.4	1.9	0.7
Total expenses	81.5	79.2	79.5	79.7
Operating income	18.5	20.8	20.5	20.3
Interest income	—	—	—	—
Interest expense	(1.6)	(2.2)	(2.1)	(2.6)
Loss on early redemption of debt	(5.1)	—	(3.0)	—
Equity in net income from equity investments	0.8	1.8	0.4	1.4
Other	—	—	0.3	—
Income before income taxes	12.6	20.4	16.1	19.1
Income taxes	4.9	7.9	6.0	7.4
Net income	7.7%	12.5%	10.1%	11.7%
Comparability of results for the three and six months ended May 31, 2013 to the same periods in fiscal 2012 was impacted by the following:

•
During the first quarter of fiscal 2013, we recognized a charge relating to a legal judgment of litigation involving certain ancillary facility operations of approximately $0.6 million, or $0.01 per diluted share. During the second quarter of fiscal 2012, we recognized a charge relating to a settlement of a litigation involving certain ancillary facility operations of approximately $1.2 million, or $0.02 per diluted share;

•
During the three and six months ended May 31, 2013, we recognized $0.3 million and $0.7 million, or $0.01 and $0.01 per diluted share, respectively, in certain costs related to the Daytona Rising project;

•
During the three and six months ended May 31, 2013, we recognized approximately $0.7 million and $2.3 million, or $0.01 and $0.03 per diluted share, respectively, of losses associated with asset retirements primarily attributable to the removal of assets not fully depreciated in connection with certain capital improvements. Included in these losses were approximately $0.3 million and $1.1 million of cash expenditures related to demolition and/or asset relocation costs for the three and six months ended May 31, 2013, respectively. During the three and six months ended May 31, 2012, we recognized approximately $5.7 million, or $0.07 per diluted share of similar losses;

•	During the second quarter of fiscal 2012, we recognized approximately $9.1 million in expenses, or $0.12 per diluted share, related to the redemption of the remaining $87.0 million principal 5.40 percent Senior Notes maturing in 2013;

•
For the three and six months ended May 31, 2013, we recognized approximately $3.2 million and $4.3 million of income, respectively, from equity investments associated with our Hollywood Casino at Kansas Speedway. During the three and six months ended May 31, 2012, we recognized approximately $1.4 million and $1.1 million of income, respectively, from this equity investment, which included results of operations beginning in February 2012, net of charges related to certain start up costs through the opening; and

•	During the six month period ended May 31, 2012, we recorded approximately $0.9 million, or $0.01 per diluted share, net gain on the sale of certain assets.
Admissions revenue decreased approximately $1.6 million, or 4.2 percent, and $3.4 million, or 4.8 percent, during the three and six months ended May 31, 2013, respectively, as compared to the same periods of the prior year. The decrease for the three and six month periods ending May 31, 2013 is largely attributable to decreased attendance for certain events held during the second quarter of fiscal 2013, which includes the impact of inclement weather at Talladega, as well as a lower weighted average ticket price for certain of the events. Also contributing to the decrease for the six month period ending May 31, 2013 is decreased attendance for certain events held during Speedweeks at Daytona. The 2012 Daytona 500 was postponed for a day due to inclement weather.  Historically, rain delayed or postponed events due to inclement weather have a negative impact on the following year's ticket renewals for those events.  As a result of the postponement in 2012, we believe the 2013 Daytona 500 renewals were negatively impacted, which contributed to a significant portion of the six month period decline.
Motorsports related revenue increased approximately $0.3 million, or 0.2 percent, and $4.1 million, or 2.0 percent, during the three and six months ended May 31, 2013, respectively, as compared to the same periods of the prior year. The increases for the three and six month periods are largely attributable to increases in television broadcast revenue for certain events held during the three month period and during Speedweeks at Daytona. Also contributing to the increase for the six month period was an increase in the estimated payout of fiscal 2012 ancillary rights fees. Partially offsetting the three and six month increases were lower Motor Racing Network advertising, Sprint Vision revenues, and corporate sponsorship.
Food, beverage and merchandise revenue for the three months ended May 31, 2013 was comparable to the same period in the prior year, and decreased approximately $0.9 million, or 3.6 percent, for the six month period ended May 31, 2013, as compared to the same periods of the prior year. The decrease for the six month period is primarily due higher sales in fiscal 2012 driven by an extra day of selling opportunity as a result of the aforementioned rain delayed and rescheduled Daytona 500. To a lesser extent, also contributing to the decrease was lower catering and merchandise revenues for certain other events held during Speedweeks at Daytona in fiscal 2013.
Prize and point fund monies and NASCAR sanction fees increased approximately $1.3 million, or 2.6 percent, and $2.4 million, or 3.2 percent, during the three and six months ended May 31, 2013, respectively, as compared to the same periods of the prior year. The increases for the three and six month periods are primarily due to increases in television broadcast rights fees for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events held during the periods as standard NASCAR sanctioning agreements require a specific percentage of television broadcast rights fees to be paid to competitors. Higher sanction fees paid to NASCAR also contributed to the increases.
Motorsports related expenses increased approximately $0.1 million, or 0.4 percent, and $0.5 million, or 0.8 percent, during the three and six months ended May 31, 2013, respectively, as compared to the same periods of the prior year. The slight increase in the three month period is primarily attributable to expenses related to track rentals, maintenance, and to a lesser extent, the aforementioned merit pay increases. Slightly offsetting this increase were decreases in other services in the period as compared to prior year. The increases for the six month period is largely attributable to aforementioned merit pay increases and maintenance costs. Slightly offsetting this increase were decreases in advertising expenses for events held during Speedweeks at Daytona and other other services. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue remained relatively consistent at approximately 21.6 percent for the three months ended May 31, 2013, and approximately 20.6 percent for the six months ended May 31, 2013, as compared to 21.3 percent percent and 20.5 percent for the same respective periods in the prior year.
Food, beverage and merchandise expense decreased approximately $0.6 million, or 6.3 percent, and $1.1 million, or 6.1 percent, during the three and six months ended May 31, 2013, respectively, as compared to the same periods of the prior year. The decreases for the three and six month periods are attributable to lower catering and merchandise sales as well as improved margin on concession sales for events held during the three month period as well as during Speedweeks at Daytona. Slightly offsetting the decrease was an increase in non-event catering. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue decreased to approximately to 74.5 percent for the three months ended May 31, 2013, and to approximately 73.2 percent for the six months ended May 31, 2013, as compared to 79.6 percent and 75.2 percent for the same respective periods in the prior year. The increase in margin for the three and six month periods are a result of streamlined menus aimed at reducing overall food costs by leveraging purchasing power.
General and administrative expenses decreased approximately $1.5 million, or 5.4 percent, and increased $1.4 million, or

2.6 percent, and during the three and six months ended May 31, 2013, respectively, as compared to the same periods of the prior year. The decrease for the three month period is primarily attributable to a settlement of litigation involving certain facility operations in fiscal 2012. Also contributing to the decrease were reductions in property taxes at certain facilities. Slightly offsetting the decrease were certain costs related to the Daytona Rising project and certain administrative costs, including the aforementioned merit pay increases. The increase for the six month period is primarily attributable to the loss accrual associated with the incident at Daytona (see "Legal Proceedings"), a judgment of litigation involving certain ancillary facility operations, legal expenses, certain costs related to the Daytona Rising project, and certain administrative costs including the aforementioned merit pay increases. Slightly offsetting the increases were reductions in property taxes at certain facilities and the settlement of litigation involving certain facility operations in fiscal 2012. General and administrative expenses as a percentage of total revenues decreased to approximately 14.8 percent, and increased to approximately 17.1 percent, for the three and six months ended May 31, 2013, as compared to 15.5 percent and 16.6 percent for the same respective periods in the prior year. The increased margin in the three month period ending May 31, 2013 is due to the aforementioned settlement of litigation involving certain facility operations in fiscal 2012. The decreased margin during the six month period is primarily due to the aforementioned loss accrual, judgment of litigation, legal expenses and certain costs related to the Daytona Rising project.
Depreciation and amortization expense increased approximately $0.5 million, or 2.6 percent, and $0.9 million, or 2.3 percent, during the three and six months ended May 31, 2013, respectively, as compared to the same periods of the prior year. The increases are attributable to capital expenditures for our ongoing facility enhancements and related initiatives.
Losses on retirements of long-lived assets of approximately $2.3 million in fiscal 2013 is primarily attributable to the removal of certain assets not fully depreciated in connection with the grandstand seating at Talladega Superspeedway (“Talladega”), as well as guest enhancements at our other facilities.
Interest income during the three and six months ended May 31, 2013 were comparable to the same periods of the prior year.
Interest expense increased approximately $1.0 million, or 33.6 percent, and $1.5 million, or 23.7 percent, during the three and six months ended May 31, 2013, respectively, as compared to the same periods of the prior year. The increases for the three and six month periods are due to decreased capitalized interest as well as interest on the $100.0 million principal 3.95 percent Senior Notes issued in September 2012. Significantly offsetting the increase was the redemption of the remaining $87.0 million principal 5.40 percent Senior Notes in March 2012 as well as there being no borrowings outstanding on our $300.0 million revolving credit facility during the three and six months ended May 31, 2013.
Equity in net income from equity investments represents our 50.0 percent equity investment in Hollywood Casino at Kansas Speedway during the three and six months ended May 31, 2013 and 2012, respectively (see “Equity and Other Investments”).
Our effective income tax rate was approximately 38.4 percent and 38.7 percent for the three and six months ended May 31, 2013, as compared to 39.3 percent and 37.6 percent for the same respective periods of the prior year (see “Income Taxes”).
As a result of the foregoing, net income for the three and six months ended May 31, 2013, as compared to the same periods in prior year, reflected a increase of approximately $8.7 million, or $0.18 per diluted share, and approximately $5.1 million, or $0.10 per diluted share, respectively.
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

	November 30, 2012	May 31, 2013
	(Unaudited)
Cash and cash equivalents	$78,379	$162,577
Working capital	50,868	102,401
Total debt	276,932	276,632
At May 31, 2013, our working capital was primarily supported by our cash and cash equivalents totaling approximately $162.6 million, an increase of approximately $84.2 million from November 30, 2012. Significant cash flow items during the six months ended May 31, 2012 and 2013, respectively, are as follows (in thousands):

	May 31, 2012	May 31, 2013
	(Unaudited)
Net cash provided by operating activities	$98,142	$101,761
Capital expenditures	(26,092)	(21,632)
Distributions from equity investee and affiliate	—	9,500
Equity investments and advances to affiliate	(51,556)	—
Net proceeds related to our credit facility	70,000	—
Net payments related to long-term debt	(87,356)	(334)
Dividends paid and reacquisition of previously issued common stock	(10,556)	(259)
Distributions from equity investee and affiliates, for the six months ended May 31, 2013, totaling $9.5 million, consists of $5.0 million received as a distribution from its profits, and is included in net cash provided by operating activities on our statement of cash flows, and the remaining $4.5 million received, which was recognized as a return of capital from investing activities on our statement of cash flows.
Our liquidity is primarily generated from our ongoing motorsports operations, and we expect our strong operating cash flow to continue in the future. In addition, as of May 31, 2013, we have approximately $296.0 million available to draw upon under our 2012 Credit Facility, if needed. See “Future Liquidity” for additional disclosures relating to our credit facility and certain risks that may affect our near term operating results and liquidity.
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
Capital Expenditures
For the six months ended May 31, 2013, we spent approximately $21.6 million on capital expenditures for projects at our existing facilities related to grandstand seating enhancements at Talladega and Daytona; concourse improvements at Richmond International Raceway ("Richmond"); and a variety of other improvements and renovations. We spent approximately $26.1 million for the six months ended May 31, 2012, related to grandstand seating enhancements at Talladega and Watkins Glen; designing and engineering of grandstand seating enhancements and RV improvements at Daytona; RV improvements and paving at Michigan; paving at Phoenix; and a variety of other improvements and renovations.
At May 31, 2013, we have approximately $25.8 million in capital projects currently approved for our existing facilities. These projects include grandstand seating enhancements at Talladega and Daytona; grandstand concourse improvements at Richmond; and a variety of other improvements and renovations to our facilities that enable us to effectively compete with other sports venues for consumer and corporate spending.
As a result of these currently approved projects and anticipated additional approvals in fiscal 2013, we expect our total fiscal 2013 capital expenditures at our existing facilities will be close to $90.0 million depending on the timing of certain projects.
Subsequent to the quarter ended May 31, 2013, ISC's board of directors endorsed a capital allocation plan for fiscal 2013 to fiscal 2017 to not exceed $600.0 million over that period. This is consistent with our previous guidance on ISC's average annual capital expenditures range of between $100.0 million to $120.0 million for the next several years. The five-year capital expenditure plan encompasses all the capital expenditures for ISC's 13 major motorsports facilities, including the Daytona Rising project, as well as any equity commitments to undertake a proposed mixed-use entertainment destination development across from Daytona, which is still in the planning stage and subject to a number of approvals including public incentives.
Capital expenditures for projects at existing facilities, including those related to the Daytona Rising project, will be approximately $90.0 million for our 2013 fiscal year. The majority of the capital expenditures for the Daytona Rising project will occur in fiscal 2014 and 2015. We are working through the construction schedule for the Daytona Rising project, but we estimate ISC's total capex, exclusive of capitalized interest, will be approximately $215.0 million for fiscal 2014 and approximately $175.0 million for fiscal 2015. With a target completion date for Daytona Rising in January 2016, spending will then decrease significantly with an expectation of capital expenditures for projects at all of ISC's existing facilities, exclusive of capitalized interest, to be approximately $60.0 million in fiscal 2016 and fiscal 2017.
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
We remain interested in pursuing acquisition and/or development opportunities that would increase shareholder value, of which the timing, size, success and associated potential capital commitments, are unknown at this time. Accordingly, a material acceleration of our growth strategy could require us to obtain additional capital through debt and/or equity financings. Although there can be no assurance, we believe that adequate debt and equity financing will be available on satisfactory terms.
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
Long-Term Obligations and Commitments
Our $65.0 million principal amount of senior unsecured notes (“4.63 percent Senior Notes”) bear interest at 4.63 percent and are due January 2021, require semi-annual interest payments on January 18 and July 18 through their maturity. The
4.63 percent Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Certain of our wholly owned domestic subsidiaries are guarantors of the 4.63 percent Senior Notes. The 4.63 percent Senior Notes also contain various restrictive covenants. At May 31, 2013, outstanding principal on the 4.63 percent Senior Notes was approximately $65.0 million.
Our $100.0 million principal amount of senior unsecured notes (“3.95 percent Senior Notes”) bear interest at 3.95 percent and are due September 2024. The 3.95 percent Senior Notes require semi-annual interest payments on March 13 and September 13 through their maturity. The 3.95 percent Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Certain of our wholly owned domestic subsidiaries are guarantors of the 3.95 percent Senior Notes. The 3.95 percent Senior Notes also contain various restrictive covenants. At May 31, 2013, outstanding principal on the 3.95 percent Senior Notes was approximately $100.0 million.
Our wholly owned subsidiary, Chicagoland Speedway Corporation, which owns and operates Chicagoland Speedway and Route 66 Raceway, has debt outstanding in the form of revenue bonds payable (“4.82 percent Revenue Bonds”), consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.82 percent Revenue Bonds have an interest rate of 4.82 percent and a monthly payment of $29,000 principal and interest. At May 31, 2013, outstanding principal on the 4.82 percent Revenue Bonds was approximately $0.8 million.
The term loan (“6.25 percent Term Loan”), related to our International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.25 percent, and a current monthly payment of approximately $292,000. At May 31, 2013, the outstanding principal on the 6.25 percent Term Loan was approximately $50.1 million.
In January 1999, the Unified Government, issued approximately $71.3 million in TIF bonds in connection with the financing of Kansas Speedway. At May 31, 2013, outstanding TIF bonds totaled approximately $60.7 million, net of the unamortized discount, which is comprised of a $11.6 million principal amount, 6.15 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.75 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by our wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway’s boundaries and are not our obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At May 31, 2013, the Unified Government had approximately $1.7 million in 2002 STAR Bonds outstanding. Under a keepwell agreement, we have agreed to provide financial assistance to KSC, if necessary, to support its guarantee of the 2002 STAR Bonds.
The 2012 Credit Facility contains a feature that allows us to increase the credit facility from $300.0 million to a total of $500.0 million, subject to certain conditions. The 2012 Credit Facility is scheduled to mature in November 2017, and accrues interest at LIBOR plus 100.0 — 162.5 basis points, depending on the better of our debt rating as determined by specified rating agencies or our leverage ratio. The 2012 Credit Facility contains various restrictive covenants. At May 31, 2013, we had no outstanding borrowings under the 2012 Credit Facility.
Daytona Rising: Reimagining an American Icon
We recently announced that we are redeveloping the frontstretch of Daytona, the Company's 54-year-old flagship motorsports facility, to enhance the event experience for our fans, marketing partners, broadcasters and the motorsports industry. It is vital that we continue to elevate our Daytona brand to ensure that it remains the pinnacle of motorsports facilities, which will generate further profitability and cash flow to the Company. The redevelopment of Daytona has been branded the Daytona Rising project.
We currently anticipate the Daytona Rising project to cost between $375.0 million to $400.0 million, excluding capitalized interest. Total expenditures incurred for the Daytona Rising project through May 31, 2013 were approximately $15.0 million. The Company expects to fund the Daytona Rising project from cash on hand, cash from its operations and may use borrowings on its credit facility for a limited period of time.
As part of the Daytona Rising project, we entered into a Design-Build Agreement with Barton Malow Company (“Barton Malow”), which obligates us to pay Barton Malow approximately $316.0 million for the completion of the work described in the Design-Build Agreement. The amount is a stipulated sum to be paid for the work, which may not change unless we request a change in the scope of work. The Design-Build Agreement contains certain provisions and representations usual and customary for agreements of this type, including, among others, provisions regarding liquidated damages to be assessed for work that is not completed according to the agreed upon schedule, provisions regarding payment schedules, and provisions regarding bonding and liability insurance policies applicable to the work. In addition, the Design-Build Agreement contains customary provisions regarding termination, review and inspection of the work, warranties and the use of subcontractors.
Upon review of the Design-Build agreement documents and drawings, we believe that there are assets with carrying values of approximately $50.0 million that may be impacted by the redevelopment and that those assets may require accelerated depreciation, impairments, or losses on disposal, over the next 26 months.
The vision for the Daytona Rising project places an emphasis on enhancing the complete fan experience, beginning with five expanded and redesigned fan entrances, or injectors. Each injector will lead directly to a series of escalators and elevators that will transport fans to any of three different concourse levels, each featuring spacious and strategically-placed social "neighborhoods" along the nearly mile-long frontstretch.

A total of 11 neighborhoods, each measuring the size of a football field, will enable fans to meet and socialize during events without ever missing any on-track action, thanks to an open-sight line design throughout each concourse and dozens of added video screens in every neighborhood. The central neighborhood, dubbed the "World Center of Racing," would celebrate the history of Daytona International Speedway and its many unforgettable moments throughout more than 50 years of racing.
Every seat in the Speedway frontstretch will be replaced with wider, more comfortable seating that will provide pristine sight lines. There will also be more restrooms and concession stands per customer throughout the facility. At the conclusion of the redevelopment, Daytona International Speedway will be comprised of approximately 101,000 permanent seats with the potential to increase permanent seating to 125,000. Despite having fewer permanent seats on completion, we estimate that admissions revenue for all events at Daytona will generate a low single digit compounded annual growth rate.
As a result of the Daytona Rising project, we currently expect within the first year, fiscal 2016, Daytona will generate incremental growth in revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA") for ISC, and we currently anticipate the project to be accretive to our earnings within three years of completion.
By providing our fans a better experience with increased points of sale for food, beverage & merchandise as well as an expansive platform for our marketing partners including an elevated hospitality experience, we estimate the Daytona Rising project, upon completion in 2016, will provide an immediate incremental lift in Daytona's revenues of approximately $20.0 million and EBITDA lift of approximately $15.0 million with a mid-single-digit growth rate. And we anticipate the project to be accretive to ISC's earnings within three years of completion.
We are moving forward on this project immediately so it can be completed before the start of the fiscal 2016 motorsports season.
Daytona Mixed-Use Development Project
We are exploring development of a mixed-use entertainment-oriented destination, adjacent to our 188,000 square foot office building, the International Motorsports Center, on property we own located directly across from our Daytona motorsports entertainment facility.  As part of the project evaluation, we are in active discussions with potential anchor tenants.
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
For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our annual report on Form 10-K for the year ended November 30, 2012. During the six months ended May 31, 2013, there have been no material changes in our market risk exposures.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2013. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of May 31, 2013.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our second quarter of fiscal 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we are a party to routine litigation incidental to our business. We do not believe that the resolution of any or all of such litigation will have a material adverse effect on our financial condition or results of operations. In addition, on February 23, 2013, during the last lap of the NASCAR Nationwide Series race at Daytona International Speedway, an on-track incident resulted in debris from a race car entering the grandstands and injuring numerous spectators.  Claims have been filed as a result of this incident, however we are confident that we have adequate insurance to cover any losses, in excess of our $1.5 million deductible, resulting from claims surrounding this incident.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in thousands)
March 1, 2013 — March 31, 2013
Repurchase program (1)	—	—	—	$61,740
April 1, 2013 — April 30, 2013
Repurchase program (1)	—	—	—	$61,740
Employee transactions (2)	3,342	$32.68	—
May 1, 2013 — May 31, 2013
Repurchase program (1)	—	—	—	$61,740
Employee transactions (2)	4,611	$32.87	—
	7,953		—

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

Since inception of the Plan through May 31, 2013, we have purchased 7,063,962 shares of our Class A common shares, for a total of approximately $268.3 million. We did not purchase any shares of our Class A common shares during the three month period ended May 31, 2013. Transactions occur in open market purchases and pursuant to a trading plan under Rule 10b5-1. At May 31, 2013, we had approximately $61.7 million remaining repurchase authority under the current Stock Purchase Plan.

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

3.3	Conformed copy of Amended and Restated By-Laws of the Company, as amended as of April 9, 2003. (incorporated by reference from exhibit 3.3 of the Company’s Report on Form 10-Q dated April 10, 2003)
10.1	Design-Build Agreement, by and between Daytona International Speedway, LLC and Barton Malow Company, dated as of June 13, 2013 — filed herewith
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer — filed herewith
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer — filed herewith
32	Section 1350 Certification — filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)

Date: July 3, 2013	/s/ Daniel W. Houser
Daniel W. Houser, Senior Vice President,
Chief Financial Officer, Treasurer