Form 10-Q/A
period 2013-05-31
INTERNATIONAL SPEEDWAY CORP
filed 2013-10-02
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
 FORM 10-Q
_________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2013
OR

¬	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
_________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ¬
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☒    NO  ¬
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ¬    NO  ☒
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
Motorsports related expenses increased approximately $0.1 million, or 0.4 percent, and $0.5 million, or 0.8 percent, during the three and six months ended May 31, 2013, respectively, as compared to the same periods of the prior year. The slight increase in the three month period is primarily attributable to expenses related to track rentals, maintenance, and to a lesser extent, the aforementioned merit pay increases. Slightly offsetting this increase were decreases in other services in the period as compared to prior year. The increases for the six month period is largely attributable to aforementioned merit pay increases and maintenance costs. Slightly offsetting this increase were decreases in advertising expenses for events held during Speedweeks at Daytona and other services. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue remained relatively consistent at approximately 21.6 percent for the three months ended May 31, 2013, and approximately 20.6 percent for the six months ended May 31, 2013, as compared to 21.3 percent percent and 20.5 percent for the same respective periods in the prior year.
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

3.3		Conformed copy of Amended and Restated By-Laws of the Company, as amended as of April 9, 2003. (incorporated by reference from exhibit 3.3 of the Company’s Report on Form 10-Q dated April 10, 2003)
10.1		Design-Build Agreement, by and between Daytona International Speedway, LLC and Barton Malow Company, dated as of June 13, 2013 — filed herewith*
31.1		Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer — filed herewith
31.2		Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer — filed herewith
32		Section 1350 Certification — filed herewith
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

	*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)

Date: July 3, 2013	/s/ Daniel W. Houser
Daniel W. Houser, Senior Vice President,
Chief Financial Officer, Treasurer