Form 10-Q
period 2013-08-31
INTERNATIONAL SPEEDWAY CORP
filed 2013-10-03
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
 FORM 10-Q
_________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2013
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class A Common Stock	26,509,713 shares	as of August 31, 2013
Class B Common Stock	19,996,371 shares	as of August 31, 2013

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30, 2012	August 31, 2013
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$78,379	$163,373
Receivables, less allowance of $1,000 in 2012 and 2013, respectively	30,830	34,218
Inventories	3,020	3,692
Income taxes receivable	6,202	28,020
Deferred income taxes	2,029	2,032
Prepaid expenses and other current assets	7,159	23,735
Total Current Assets	127,619	255,070
Property and Equipment, net of accumulated depreciation of $701,054 and $757,004, respectively	1,362,186	1,263,694
Other Assets:
Equity investments	146,378	140,023
Intangible assets, net	178,649	178,632
Goodwill	118,791	118,791
Other	8,118	72,522
	451,936	509,968
Total Assets	$1,941,741	$2,028,732
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$2,513	$2,542
Accounts payable	12,630	18,416
Deferred income	42,818	78,945
Income taxes payable	1,507	—
Current tax liabilities	434	444
Other current liabilities	16,849	19,083
Total Current Liabilities	76,751	119,430

Long-Term Debt	274,419	273,936
Deferred Income Taxes	328,223	353,442
Long-Term Tax Liabilities	1,790	2,045
Long-Term Deferred Income	10,455	9,127
Other Long-Term Liabilities	1,293	1,876
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 26,081,558 and 26,170,321 issued and outstanding in 2012 and 2013, respectively	260	261
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 20,050,277 and 19,996,371 issued and outstanding in 2012 and 2013, respectively	200	200
Additional paid-in capital	442,474	444,188
Retained earnings	811,172	829,030
Accumulated other comprehensive loss	(5,296)	(4,803)
Total Shareholders’ Equity	1,248,810	1,268,876
Total Liabilities and Shareholders’ Equity	$1,941,741	$2,028,732
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Three Months Ended
	August 31, 2012	August 31, 2013
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$26,083	$25,393
Motorsports related	77,979	79,801
Food, beverage and merchandise	8,922	8,859
Other	2,942	2,993
	115,926	117,046
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	30,147	30,224
Motorsports related	30,020	30,267
Food, beverage and merchandise	7,488	6,947
General and administrative	26,837	27,451
Depreciation and amortization	19,366	27,162
Losses on asset retirements	1,372	8,062
	115,230	130,113
Operating income (loss)	696	(13,067)
Interest income	22	19
Interest expense	(3,714)	(3,765)
Equity in net income from equity investments	868	2,894
Other	—	133
Loss before income taxes	(2,128)	(13,786)
Income taxes	(1,091)	(5,920)
Net loss	$(1,037)	$(7,866)
Loss per share:
Basic and diluted	$(0.02)	$(0.17)

Basic weighted average shares outstanding	46,422,879	46,503,220

Diluted weighted average shares outstanding	46,422,879	46,503,220
See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Nine Months Ended
	August 31, 2012	August 31, 2013
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$95,953	$91,908
Motorsports related	284,484	290,452
Food, beverage and merchandise	32,691	31,767
Other	9,791	9,845
	422,919	423,972
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	104,254	106,713
Motorsports related	86,744	87,458
Food, beverage and merchandise	25,355	23,722
General and administrative	77,935	79,902
Depreciation and amortization	57,992	66,662
Losses on asset retirements	7,075	10,355
	359,355	374,812
Operating income	63,564	49,160
Interest income	80	58
Interest expense	(10,055)	(11,606)
Loss on early redemption of debt	(9,144)	—
Equity in net income from equity investments	1,962	7,145
Other	916	135
Income before income taxes	47,323	44,892
Income taxes	17,481	16,805
Net income	$29,842	$28,087

Dividends per share	$0.20	$0.22
Earnings per share:
Basic and diluted	$0.64	$0.60

Basic weighted average shares outstanding	46,373,280	46,459,022

Diluted weighted average shares outstanding	46,383,313	46,474,960
See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Comprehensive (Loss) Income

	Three Months Ended
	August 31, 2012	August 31, 2013
	(Unaudited)
	(In Thousands)
Net loss	$(1,037)	$(7,866)
Other comprehensive loss:
Foreign currency translation, net of tax of $13	21	—
Amortization of terminated interest rate swap, net of tax benefit of $106 and $106, respectively	165	164
Comprehensive loss	$(851)	$(7,702)

	Nine Months Ended
	August 31, 2012	August 31, 2013
	(Unaudited)
	(In Thousands)
Net income	$29,842	$28,087
Other comprehensive income:
Foreign currency translation, net of tax benefit of $13	21	—
Amortization of terminated interest rate swap, net of tax benefit of $319 and $318, respectively	493	493
Comprehensive income	$30,356	$28,580
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statement of Shareholders’ Equity

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(Unaudited) (In Thousands)
Balance at November 30, 2012	$260	$200	$442,474	$811,172	$(5,296)	$1,248,810
Activity 12/1/12 — 8/31/13:
Net income	—	—	—	28,087	—	28,087
Comprehensive income	—	—	—	—	493	493
Cash dividend ($0.22 per share)	—	—	—	(10,229)	—	(10,229)
Exercise of stock options	1	—	77	—	—	78
Reacquisition of previously issued common stock	—	—	(259)	—	—	(259)
Other	—	—	9	—	—	9
Stock-based compensation	—	—	1,887	—	—	1,887
Balance at August 31, 2013	$261	$200	$444,188	$829,030	$(4,803)	$1,268,876
See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Nine Months Ended
	August 31, 2012	August 31, 2013
	(Unaudited)
	(In Thousands)
OPERATING ACTIVITIES
Net income	$29,842	$28,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,992	66,662
Stock-based compensation	1,346	1,887
Amortization of financing costs	1,221	1,056
Deferred income taxes	8,043	16,684
Income from equity investments	(1,962)	(7,145)
Distribution from equity investee	—	9,000
Loss on asset retirements, non-cash	5,480	6,738
Other, net	(820)	(93)
Changes in operating assets and liabilities:
Receivables, net	(495)	(3,388)
Inventories, prepaid expenses and other assets	(11,908)	(11,369)
Accounts payable and other liabilities	(4,273)	4,426
Deferred income	36,415	34,799
Income taxes	(7,306)	(14,519)
Net cash provided by operating activities	113,575	132,825
INVESTING ACTIVITIES
Capital expenditures	(48,648)	(46,880)
Distribution from equity investee and affiliate	—	4,500
Equity investments and advances to affiliate	(51,556)	—
Proceeds from sale of Staten Island property	—	5,322
Other, net	1,408	142
Net cash used in investing activities	(98,796)	(36,916)
FINANCING ACTIVITIES
Payment under credit facility	(60,000)	—
Proceeds from credit facility	130,000	—
Payment of long-term debt	(87,517)	(505)
Deferred financing fees	(73)	—
Exercise of Class A common stock options	—	78
Cash dividend paid	(9,283)	(10,229)
Reacquisition of previously issued common stock	(10,556)	(259)
Net cash used in financing activities	(37,429)	(10,915)
Net (decrease) increase in cash and cash equivalents	(22,650)	84,994
Cash and cash equivalents at beginning of period	110,078	78,379
Cash and cash equivalents at end of period	$87,428	$163,373
See accompanying notes.

International Speedway Corporation
Notes to Consolidated Financial Statements
August 31, 2013
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
Because of the seasonal concentration of racing events, the results of operations for the three and nine months ended August 31, 2012 and 2013, respectively, are not indicative of the results to be expected for the year.
2. New Accounting Pronouncements
In February 2013, FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The objective of this Update is to set requirements for presentation for significant items reclassified to net income in their entirety during the period and for items not reclassified to net income in their entirety during the period. For public entities, the amended requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. This statement only impacts disclosures of reclassification adjustments and is not material to the Company's financial statement presentation. The Company will adopt the amendments of this statement in fiscal 2014.
3. Earnings Per Share
The following table sets forth the computation of basic and diluted (loss) earnings per share for the three and nine months ended August 31, 2012 and 2013 (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	August 31, 2012	August 31, 2013	August 31, 2012	August 31, 2013
Numerator:
Net (loss) income	$(1,037)	$(7,866)	$29,842	$28,087
Denominator:
Weighted average shares outstanding	46,422,879	46,503,220	46,373,280	46,459,022
Effect of dilutive securities	—	—	10,033	15,938
Diluted weighted average shares outstanding	46,422,879	46,503,220	46,383,313	46,474,960

Basic and diluted earnings per share	$(0.02)	$(0.17)	$0.64	$0.60

Anti-dilutive shares excluded in the computation of diluted (loss) earnings per share	225,252	206,750	163,005	145,701
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

The Company has accounted for Kansas Entertainment as an equity investment in its financial statements as of August 31, 2012 and 2013. Start up and related costs through opening were expensed through equity in net income from equity investments. The Company’s 50.0 percent portion of Kansas Entertainment’s net income is approximately $0.9 million and $2.9 million for the three months ended August 31, 2012 and 2013, respectively, and approximately $2.0 million and $7.1 million for the nine months ended August 31, 2012 and 2013, respectively and is included in equity in net income from equity investments in its consolidated statements of operations.
Distributions from Kansas Entertainment, for the nine months ended August 31, 2013, totaling $13.5 million, consists of $9.0 million received as a distribution from its profits, and is included in net cash provided by operating activities on the Company's statement of cash flows, and the remaining $13.5 million received, which was recognized as a return of capital from investing activities on the Company's statement of cash flows.
Staten Island Property
On August 5, 2013, the Company announced that it sold its 676 acre parcel of property located in Staten Island, New York, to Staten Island Marine Development, LLC (“Marine Development”).  Marine Development purchased 100 percent of the outstanding equity membership interests of 380 Development LLC (“380 Development”), a wholly owned indirect subsidiary of ISC and owner of the Staten Island property, for a total sales price of $80.0 million. In addition, the Company previously received approximately $4.2 million for an option provided to the purchaser that is nonrefundable and does not apply to the $80.0 million sales price.
The Company received $7.5 million, less closing and other administrative costs, of the sales price at closing.  The remaining sales price will be financed with the Company holding a secured mortgage interest in 380 Development as well as the underlying property.  The mortgage balance bears interest at an annual rate of 7.0 percent. In accordance with the terms of the agreement, the Company will receive the remaining purchase price of $72.5 million in payments of approximately $6.1 million plus interest on this mortgage balance, six months after closing and $66.4 million, 31 months after closing. Interest on the latter mortgage balance will be paid 12 months after closing and then quarterly, in arrears. Based on the level of Marine Development's initial investment at closing and continuing investment, the Company has accounted for the transaction using the cost recovery method and has deferred recognition of any profits, which include the option proceeds, and interest income until the carrying amount of the property is recovered, which will not be until the final payment is made.
Motorsports Authentics
The Company is a partner with Speedway Motorsports, Inc. in a 50/50 joint venture, SMISC, LLC, which, through its wholly owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics (“MA”). MA designs, promotes, markets and distributes motorsports licensed merchandise. The Company’s investment in MA was previously reduced to zero and it did not recognize any net income or loss from operations of MA during the three and nine months ended August 31, 2012 or 2013, respectively.
5. Goodwill and Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of the major classes of intangible assets relating to the Motorsports Event segment are as follows (in thousands):

	November 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$8	$2
Other	92	51	41
Total amortized intangible assets	102	59	43
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793
Total non-amortized intangible assets	178,606	—	178,606
Total intangible assets	$178,708	$59	$178,649

	August 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$8	$2
Other	92	68	24
Total amortized intangible assets	102	76	26
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793
Total non-amortized intangible assets	178,606	—	178,606
Total intangible assets	$178,708	$76	$178,632
The following table presents current and expected amortization expense of the existing intangible assets as of August 31, 2013 for each of the following periods (in thousands):

Amortization expense for the nine months ended August 31, 2013	$17
Remaining estimated amortization expense for the year ending November 30:
2013	4
2014	16
2015	6
2016	—
2017	—
There were no changes in the carrying value of goodwill during the three and nine months ended August 31, 2013.

6. Long-Term Debt
Long-term debt consists of the following (in thousands):

	November 30, 2012	August 31, 2013
4.63 percent Senior Notes	$65,000	$65,000
3.95 percent Senior Notes	100,000	100,000
4.82 percent Revenue Bonds	970	740
6.25 percent Term Loan	50,318	50,043
TIF bond debt service funding commitment	60,644	60,695
Revolving Credit Facility	—	—
	276,932	276,478
Less: current portion	2,513	2,542
	$274,419	$273,936
The $65.0 million principal amount of senior unsecured notes (“4.63 percent Senior Notes”) bear interest at 4.63 percent and are due January 2021, require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.63 percent Senior Notes may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company’s wholly owned domestic subsidiaries are guarantors of the 4.63 percent Senior Notes. The 4.63 percent Senior Notes also contain various restrictive covenants. The deferred financing fees, along with a deferred interest rate swap balance included in accumulated other comprehensive loss, are treated as additional interest expense and are being amortized over the life of the 4.63 percent Senior Notes, on a straight-line method, which approximates the effective yield method. At August 31, 2013, outstanding principal on the 4.63 percent Senior Notes was approximately $65.0 million.
At August 31, 2013, the Company has approximately $4.8 million, net of tax, deferred in accumulated other comprehensive loss associated with a terminated interest rate swap, related to the 4.63 percent Senior Notes, which is being amortized as interest expense over the life of the private placement senior notes completed in January 2011. The Company expects to recognize approximately $0.7 million of this balance, net of tax, during the next 12 months in the consolidated statement of operations.
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
The Company’s wholly owned subsidiary, Chicagoland Speedway Corporation, which owns and operates Chicagoland Speedway and Route 66 Raceway, has debt outstanding in the form of revenue bonds payable (“4.82 percent Revenue Bonds”), consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.82 percent Revenue Bonds have an interest rate of 4.82 percent and a monthly payment of $29,000 principal and interest. At August 31, 2013, outstanding principal on the 4.82 percent Revenue Bonds was approximately $0.7 million.
The term loan (“6.25 percent Term Loan”), related to the Company’s International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.25 percent, and a current monthly payment of approximately $292,000. At August 31, 2013, the outstanding principal on the 6.25 percent Term Loan was approximately $50.0 million.
At August 31, 2013, outstanding taxable special obligation revenue (“TIF”) bonds, in connection with the financing of Kansas Speedway, totaled approximately $60.7 million, net of the unamortized discount, which is comprised of a $11.6 million principal amount, 6.15 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.75 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.

The Company's $300.0 million revolving credit facility (“2012 Credit Facility”) contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions. The 2012 Credit Facility is scheduled to mature in November 2017, and accrues interest at LIBOR plus 100.0 — 162.5 basis points, depending on the better of its debt rating as determined by specified rating agencies or the Company's leverage ratio. The 2012 Credit Facility contains various restrictive covenants. At August 31, 2013, the Company had no outstanding borrowings under the 2012 Credit Facility.
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
Total interest expense from continuing operations incurred by the Company was approximately $3.7 million and $3.8 million for the three months ended August 31, 2012 and 2013, respectively, and approximately $10.1 million and $11.6 million for the nine months ended August 31, 2012 and 2013, respectively. Total interest capitalized for the three months ended August 31, 2012 and 2013 was approximately $0.2 million and $0.4 million, respectively, and approximately $2.9 million and $0.8 million for the nine months ended August 31, 2012 and 2013, respectively.
Financing costs of approximately $5.0 million and $4.5 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2012 and August 31, 2013, respectively. These costs are being amortized on a straight-line method, which approximates the effective yield method, over the life of the related financing.
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
At August 31, 2013, the Company had money market funds totaling approximately $58.4 million which are included in cash and cash equivalents in its consolidated balance sheets. All inputs used to determine fair value are considered level 1 inputs.
Fair values of long-term debt are based on quoted market prices at the date of measurement. The Company’s credit facilities approximate fair value as they bear interest rates that approximate market. These inputs used to determine fair value are considered level 2 inputs. The fair value of the remaining long-term debt, as determined by quotes from financial institutions, was approximately $301.2 million compared to the carrying amount of approximately $276.9 million and approximately $290.3 million compared to the carrying amount of approximately $276.5 million at November 30, 2012 and August 31, 2013, respectively.
The Company had no level 3 inputs as of August 31, 2013.
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
Since inception of the Plan through August 31, 2013, the Company has purchased 7,063,962 shares of its Class A common shares, for a total of approximately $268.3 million. The Company did not purchase any shares of its Class A common shares during the three and nine month periods ended August 31, 2013. Transactions occur in open market purchases and pursuant to a trading plan under Rule 10b5-1. At August 31, 2013, the Company had approximately $61.7 million remaining repurchase authority under the current Stock Purchase Plan.

Annual Dividends
The Company paid an annual dividend of $0.22 per share, on June 28, 2013, to common stockholders of record on May 31, 2013.  The Company paid an annual dividend of $0.20 per share in the third quarter of fiscal 2012.
9. Long-Term Stock Incentive Plan
In May 2013, the Company awarded and issued a total of 80,514 restricted shares of the Company’s Class A common shares to certain officers and managers under the Company’s Long-Term Stock Incentive Plan (the “2006 Plan”). The shares of restricted stock awarded in May 2013, vest at the rate of 50.0 percent on the third anniversary of the award date and the remaining 50.0 percent on the fifth anniversary of the award date. The weighted average grant date fair value of these restricted share awards was $32.87 per share. In accordance with ASC 718, “Compensation — Stock Compensation” the Company is recognizing stock-based compensation on these restricted shares awarded on the accelerated method over the requisite service period.
In July 2013, the Company awarded and issued a total of 9,540 restricted shares of the Company’s Class A common shares to certain non-employee directors, under the 2006 Plan. The shares of restricted stock awarded in July 2013, vest at the rate of 100.0 percent on the one year anniversary of the award date. The weighted average grant date fair value of these restricted share awards was $31.47 per share. In accordance with ASC 718, “Compensation — Stock Compensation” the Company is recognizing stock-based compensation on these restricted shares awarded on the straight-line method over the requisite service period.
10. Comprehensive Income
Comprehensive income is the changes in equity of an enterprise except those resulting from shareholder transactions. Accumulated other comprehensive loss consists of the following (in thousands):

	November 30, 2012	August 31, 2013
Terminated interest rate swap, net of tax benefit of $3,448 and $3,130, respectively	$5,296	$4,803
11. Income Taxes
As of August 31, 2013, in accordance with ASC 740, “Income Taxes,” the Company has a total liability of approximately $2.5 million for uncertain tax positions, inclusive of tax and interest. Of this amount, approximately $2.0 million represents income tax liability for uncertain tax positions related to various state income tax matters. If the accrued liability was de-recognized, approximately $1.3 million of taxes would impact the Company’s consolidated statement of operations as a reduction to its effective tax rate. Included in the balance sheet at August 31, 2013 are approximately $0.7 million of items of which, under existing tax laws, the ultimate deductibility is certain but for which the timing of the deduction is uncertain. Because of the impact of deferred income tax accounting, a deduction in a subsequent period would result in a deferred tax asset. Accordingly, upon de-recognition, the tax benefits associated with the reversal of these timing differences would have no impact, except for related interest, on the Company’s effective income tax rate.
The Company recognizes interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. As of August 31, 2013, the total amounts for accrued interest were approximately $0.5 million and there were no amounts related to penalties. If the accrued interest was de-recognized, approximately $0.3 million would impact the Company’s consolidated statement of operations as a reduction to its effective tax rate. The Company believes that it has provided adequate reserves related to these various state matters including interest charges through August 31, 2013.
Certain state adjustments, including adjustments to uncertain state tax positions, are the principal causes of the increased effective income tax benefit rate for the three months ended August 31, 2012 and 2013 and the decreased effective income tax rate for the nine months ended August 31, 2012 and 2013. As a result of these items, the Company's effective income tax benefit rate is approximately 51.3 percent and 42.9 percent for the three months ended August 31, 2012 and 2013, respectively, and its effective income tax rate is 36.9 percent and 37.4 percent for the nine months ended August 31, 2012 and 2013, respectively.
12. Related Party Disclosures and Transactions
All of the racing events that take place during the Company’s fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association, the American Motorcyclist Association, the Automobile Racing Club of America, the American Sportbike Racing Association — Championship Cup Series, the Federation Internationale de L’Automobile, the Federation Internationale Motocycliste, Grand American Road Racing Association (“Grand American”), Historic Sportscar Racing, IZOD IndyCar Series, National Association for Stock Car Auto Racing (“NASCAR”), National Hot

Rod Association, the Porsche Club of America, the Sports Car Club of America, the Sportscar Vintage Racing Association, the United States Auto Club and the World Karting Association. NASCAR, which sanctions many of the Company’s principal racing events, is a member of the France Family Group which controls approximately 72.0 percent of the combined voting power of the outstanding stock of the Company, as of November 30, 2012, and some members of which serve as directors and officers of the Company. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR from continuing operations for disbursement to competitors, which are exclusive of NASCAR sanction fees, totaled approximately $24.2 million for the three months ended August 31, 2012 and 2013, respectively, and $86.9 million and $88.9 million for the nine months ended August 31, 2012 and 2013, respectively.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire NASCAR Sprint Cup, Nationwide and Camping World Truck series schedules. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Sprint Cup, Nationwide and Camping World Truck series event as a component of its sanction fees. The promoter records 90.0 percent of the gross broadcast rights fees as revenue and then records 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors. Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event. The Company’s television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR Sprint Cup, Nationwide, and Camping World Truck series events conducted at its wholly owned facilities, and recorded as part of motorsports related revenue, were approximately $50.1 million and $51.7 million for the three months ended August 31, 2012 and 2013, respectively, and $193.4 million and $201.4 million for the nine months ended August 31, 2012 and 2013, respectively.
13. Commitments and Contingencies
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal and any required premium and interest on the 2002 STAR Bonds. At August 31, 2013, the Unified Government had approximately $1.7 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling approximately $4.0 million at August 31, 2013. At August 31, 2013, there were no amounts drawn on the standby letters of credit.
DAYTONA Rising: Reimagining an American Icon
The Company is currently redeveloping the frontstretch of Daytona International Speedway ("Daytona"), the Company's 54-year-old flagship motorsports facility, to enhance the event experience for our fans, marketing partners, broadcasters and the motorsports industry. The redevelopment of Daytona has been branded DAYTONA Rising.
The Company currently anticipates DAYTONA Rising to cost between $375.0 million to $400.0 million, excluding capitalized interest. The Company expects to fund DAYTONA Rising from cash on hand, cash from its operations, and may use borrowings on its credit facility for a limited period of time.
Total spending incurred for DAYTONA Rising was approximately $29.4 million and $44.4 million, during the three and nine months ended August 31, 2013, respectively. Based on the Company's current expectations of DAYTONA Rising, it has identified existing assets that are expected to be impacted by the redevelopment and that those assets will require accelerated depreciation or losses on asset retirements, totaling approximately $50.0 million over the approximate 26-month project time span. During the three and nine months ended August 31, 2013, we recognized accelerated depreciation and non-cash losses on disposal of assets totaling approximately $4.7 million, respectively.
As part of DAYTONA Rising, the Company entered into a Design-Build Agreement with Barton Malow Company (“Barton Malow”), which obligates it to pay Barton Malow approximately $316.0 million for the completion of the work described in the Design-Build Agreement. The amount is a stipulated sum to be paid for the work, which may not change unless the Company requests a change in the scope of work. The Design-Build Agreement contains certain provisions and representations usual and customary for agreements of this type, including, among others, provisions regarding liquidated damages to be assessed for work that is not completed according to the agreed upon schedule, provisions regarding payment schedules, and provisions regarding bonding and liability insurance policies applicable to the work. In addition, the Design-Build Agreement contains customary provisions regarding termination, review and inspection of the work, warranties and the use of subcontractors.
Current Litigation
The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation will have a material adverse effect on the Company’s financial condition or results of operations. In addition, on February 23, 2013, during the last lap of the NASCAR Nationwide Series race at Daytona Daytona, an on-track incident resulted in debris from a race car entering the grandstands and injuring numerous spectators. Claims have been filed as a result of this incident; however the Company is confident that it has adequate insurance to cover any losses, in excess of its $1.5 million deductible, resulting from claims surrounding this incident.
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at prices comparable to unaffiliated customers. The following tables provide segment reporting of the Company for the three and nine months ended August 31, 2012 and 2013 (in thousands):

	Three Months Ended August 31, 2012
	Motorsports Event	All Other	Total
Revenues	$108,000	$8,397	$116,397
Depreciation and amortization	17,900	1,466	19,366
Operating income (loss)	917	(221)	696
Capital expenditures	22,099	457	22,556
Total assets	1,627,761	357,157	1,984,918
Equity investments	—	153,655	153,655
	Three Months Ended August 31, 2013
	Motorsports Event	All Other	Total
Revenues	$109,974	$7,213	$117,187
Depreciation and amortization	25,748	1,414	27,162
Operating income (loss)	(12,310)	(757)	(13,067)
Capital expenditures	24,143	1,105	25,248
Total assets	1,535,363	493,369	2,028,732
Equity investments	—	140,023	140,023
	Nine Months Ended August 31, 2012
	Motorsports Event	All Other	Total
Revenues	$402,273	$21,878	$424,151
Depreciation and amortization	53,407	4,585	57,992
Operating income (loss)	65,007	(1,443)	63,564
Capital expenditures	46,470	2,178	48,648
	Nine Months Ended August 31, 2013
	Motorsports Event	All Other	Total
Revenues	$406,263	$19,014	$425,277
Depreciation and amortization	62,488	4,174	66,662
Operating income	52,328	(3,168)	49,160
Capital expenditures	44,276	2,604	46,880
Intersegment revenues were approximately $0.5 million and $0.1 million for the three months ended August 31, 2012 and 2013, respectively, and approximately $1.2 million and $1.3 million for the nine months ended August 31, 2012 and 2013, respectively.
During the three and nine months ended August 31, 2013, the Company recognized approximately $0.5 million and $1.1 million, respectively, in marketing and consulting costs that is included in general and administrative expense related to DAYTONA Rising. These costs were included in the Motorsports segment.
During the three and nine months ended August 31, 2013, the Company recognized approximately $7.4 million, respectively, of accelerated depreciation that was recorded due to the shortening the service lives of certain assets associated with DAYTONA Rising and capacity management initiatives. There were no comparable amounts in fiscal 2012. These costs were included in the Motorsports segment.
During the three and nine months ended August 31, 2013, the Company recognized approximately $8.1 million and $10.4 million, respectively, of losses associated with asset retirements primarily attributable to the removal of assets not fully depreciated in connection with DAYTONA Rising, capacity management initiatives and other capital improvements. Included in these losses were approximately $2.5 million and $3.6 million of expenditures related to demolition and/or asset relocation costs for the three and nine months ended August 31, 2013, respectively. During the three and nine months ended August 31, 2012, the Company recognized approximately $1.4 million and $7.1 million, respectively, of similar losses. These losses on asset retirements were included in the Motorsports segment.

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
Impairment of Long-lived Assets, Goodwill and Other Intangible Assets. Our consolidated balance sheets include significant amounts of long-lived assets, goodwill and other intangible assets which could be subject to impairment. As of August 31, 2013, goodwill and other intangible assets and property and equipment accounts for approximately $1.6 billion, or 77.0 percent of our total assets. We account for our goodwill and other intangible assets in accordance with ASC 350, “Intangibles — Goodwill and Other,” and for our long-lived assets in accordance with ASC 360, “Property, Plant and Equipment.”
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
In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments we exert significant influence on the investee but do not have effective control over the investee, which adds an additional element of risk that can adversely impact our financial position and results of operations. The carrying value of our equity investments was $140.0 million at August 31, 2013.
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
We have accounted for Kansas Entertainment as an equity investment in our financial statements as of August 31, 2012 and 2013. Start up and related costs through opening were expensed through equity in net income from equity investments. Our 50.0 percent portion of Kansas Entertainment’s net income is approximately $0.9 million and $2.9 million for the three months ended August 31, 2012 and 2013, respectively, and approximately $2.0 million and $7.1 million for the nine months ended August 31, 2012 and 2013, respectively and is included in equity in net income from equity investments in our consolidated statements of operations.
Distributions from Kansas Entertainment, for the nine months ended August 31, 2013, totaling $13.5 million, consists of $9.0 million received as a distribution from its profits, and is included in net cash provided by operating activities on our statement of cash flows, and the remaining $4.5 million received, which was recognized as a return of capital from investing activities on our statement of cash flows. Subsequent to August 31, 2013, we received an additional approximate $8.0 million, bringing the total cash distributions for our 2013 fiscal year from the casino to ISC of approximately $21.5 million.
Staten Island Property
On August 5, 2013, we announced that we sold our 676 acre parcel of property located in Staten Island, New York, to Staten Island Marine Development, LLC (“Marine Development”).  Marine Development purchased 100 percent of the outstanding equity membership interests of 380 Development LLC (“380 Development”), a wholly owned indirect subsidiary of ISC and owner of the Staten Island property, for a total sales price of $80.0 million. In addition, we previously received approximately $4.2 million for an option provided to the purchaser that is nonrefundable and does not apply to the $80.0 million sales price.
We received $7.5 million, less closing and other administrative costs, of the sales price at closing.  The remaining sales price will be financed with us holding a secured mortgage interest in 380 Development as well as the underlying property.  The mortgage balance bears interest at an annual rate of 7.0 percent. In accordance with the terms of the agreement, we will receive the remaining purchase price of $72.5 million in payments of approximately $6.1 million plus interest on this mortgage balance, six months after closing and $66.4 million, 31 months after closing. Interest on the latter mortgage balance will be paid 12 months after closing and then quarterly, in arrears. Based on the level of Marine Development's initial investment at closing and continuing investment, we have accounted for the transaction using the cost recovery method and have deferred recognition of any profits, which include the option proceeds, and interest income until the carrying amount of the property is recovered, which will not be until the final payment is made.
As a result of the sale, we expect to receive a cash tax benefit of approximately $41.9 million, based on our current corporate tax rate. This cash tax benefit, when combined with the net proceeds from the sale, will provide us with approximately $118.0 million in incremental cash flow over the next several years.
Motorsports Authentics
We are a partner with Speedway Motorsports, Inc. in a 50/50 joint venture, SMISC, LLC, which, through its wholly owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics (“MA”). MA designs, promotes, markets and distributes motorsports licensed merchandise. Our investment in MA was previously reduced to zero and we did not recognize any net income or loss from operations of MA during the three and nine months ended August 31, 2012 or 2013, respectively.
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
Since inception of the Plan through August 31, 2013, we have purchased 7,063,962 shares of our Class A common shares, for a total of approximately $268.3 million. We did not purchase any shares of our Class A common shares during the three and nine month periods ended August 31, 2013. Transactions occur in open market purchases and pursuant to a trading plan under Rule 10b5-1. At August 31, 2013, we had approximately $61.7 million remaining repurchase authority under the current Stock Purchase Plan.
Income Taxes
Certain state adjustments, including adjustments to uncertain state tax positions, are the principal causes of the increased effective income tax benefit rate for the three months ended August 31, 2012 and 2013 and the decreased effective income tax rate for the nine months ended August 31, 2012 and 2013. As a result of these items, our effective income tax benefit rate is approximately 51.3 percent and 42.9 percent for the three months ended August 31, 2012 and 2013, respectively, and our effective income tax rate is approximately 36.9 percent and 37.4 percent for the nine months ended August 31, 2012 and 2013, respectively.
Future Trends in Operating Results
International Speedway Corporation is the leading owner of major motorsports entertainment facilities and promoter of motorsports-themed entertainment activities in the United States. We compete for discretionary spending and leisure time with many other entertainment alternatives and are subject to factors that generally affect the recreation, leisure and sports industry, including general economic conditions. Our operations are also sensitive to factors that affect corporate budgets. Such factors include, but are not limited to, general economic conditions, employment levels, business conditions, interest and taxation rates, relative commodity prices, and changes in consumer tastes and spending habits.
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
Looking ahead, we expect to benefit from the continuing, albeit uneven, recovery in the overall U.S. economy, which we anticipate will improve attendance-related and corporate partnership revenues. Our industry will further benefit from NASCAR having recently secured its broadcast rights through the 2024 season with the largest broadcast rights deal in the sport's 65-year history. Broadcast rights represent our largest revenue segment and having this contracted revenue will provide us unparalleled long-term cash flow visibility. Also we believe the initiatives we and the motorsports industry are undertaking to grow the sport will ensure the long-term health of our company
Admissions
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
It is important that we maintain the integrity of our ticket pricing model by ensuring our customers who purchase tickets during the renewal period get preferential pricing. We do not adjust pricing downward inside of the sales cycle to avoid rewarding last-minute ticket buyers by discounting tickets. Further, we closely monitor and manage the availability of promotional tickets. All of these factors could have a detrimental effect on our ticket pricing model and long-term value of our business. We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth than to capture short-term incremental revenue at the expense of our customers who purchased tickets during the renewal period. We continue to implement innovative ticket pricing strategies whereby prices increase over time as well as price increases week of/day of races to capture incremental revenues.
Adjusting seating capacity is another strategy to promote sellouts, create excess demand and in turn increase capacity utilization at our major motorsports facilities. Over the past few years, we have reduced capacity at our major motorsports facilities. A significant portion of the capacity reduction was a result of providing improved fan amenities such as wider seating and creating social zones. We are evaluating certain of our major motorsports facilities for further reductions in capacity. The areas within our major motorsports facilities that we are considering reducing capacity include those sections of the grandstands that do not provide sufficient engagement for our customers, such as sections that do not have adequate site lines. Based on experience and the evolution of modern sports facilities, ticket demand depends, in part, on creating a more personal experience for the fans. Enhancing the live event experience for our fans is a critical strategy for our future growth. Other benefits of creating stronger fan engagement that may come from capacity management include better pricing power for our events; increasing tickets sold in the renewal cycle; increasing customer retention; driving attendance to our lead-in events, such as NASCAR's Nationwide and Camping World Truck series events; driving stronger interest from corporate sponsors; and a more visually compelling event for the television audience.
Other areas of focus to build fan engagement include providing enhanced audio and visual experiences, additional concession and merchandise points-of-sale, more social zones and greater social connectivity. We will continue to monitor market demand and sports entertainment best-in-class amenities, which could further impact how we manage capacity and spend capital at our major motorsports facilities.
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
As part of the IAP, NASCAR and FOX Deportes, the number one U.S. Latino Sports network, joined together to provide the sport's most expansive Spanish-language broadcast offering with coverage of 15 Sprint Cup Series races, including for the first time, a Spanish-language broadcast of the 2013 Daytona 500. As a result, the NASCAR Sprint Cup Series viewership among Hispanic viewers has increased approximately 30.0 percent through the first 25 events. In addition, 21 of 25 NASCAR Sprint Cup Series events have seen Hispanic viewership increases year-over-year, 15 of which experienced gains of greater than 25.0 percent.
We are supporting the IAP on a number of fronts. As referenced above, we are committed to improving our major motorsports facilities to create stronger fan engagement. In particular and one of the most important projects in our history is the redevelopment of the frontstretch of Daytona International Speedway (“Daytona”), the Company's 54-year-old flagship motorsports facility, to enhance the event experience for our fans, marketing partners, broadcasters and the motorsports industry (See "DAYTONA Rising: Reimagining an American Icon"). We are confident that elevating the experience at the most important motorsports facility in North America will grow the Daytona 500 brand, our 12 other major motorsports facilities' brands and NASCAR's brand. And, ultimately it will positively influence attendance trends as well as the corporate involvement in the sport and the long-term strength of future broadcast media rights revenues.
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
Our corporate sales team continues to generate strong levels of interest from corporate prospects. We continue to secure multi-year deals and have recently announced that Richmond and Federated Auto Parts entered into an extension of their partnership with a new multi-year contract. The partnership began last year with the inaugural Federated Auto Parts 400, and the extension will keep the Virginia-based auto parts distributor's name on the traditional September NASCAR Sprint Cup Series race for future seasons. In addition to its contract extension, Federated Auto Parts, which hosts nearly 2,000 guests in hospitality and suites on race weekends, will remain the Official Auto Parts Supplier of Richmond.
From an entitlement perspective, we have secured all NASCAR Sprint Cup and Nationwide and Camping World Truck series event entitlements for the year, allowing the sales team to focus more resources on media advertising, prospecting and growing official status categories. For our 2013 fiscal year, we expect to be within couple percentage points of our 2013 target, despite softness in our Motor Racing Network media advertising and Sprint Vision sales.
Television Broadcast and Ancillary Media Rights
Domestic broadcast and ancillary media rights fees revenues are ISC's largest revenue segment, accounting for approximately 46.0 percent of 2012 total revenues. Starting in 2007, NASCAR entered into combined eight-year agreements with FOX, ABC/ESPN, TNT and SPEED for the domestic broadcast and related rights for its three national touring series - Sprint Cup, Nationwide and Camping World Truck. The agreements total approximately $4.5 billion over the eight-year period from 2007 through 2014, representing an approximate $560.0 million gross average annual rights fee for the industry. The industry rights fees were approximately $585.0 million for fiscal 2012, and will be approximately $605.0 million for 2013 and $630.0 million for 2014.
In August 2013, NASCAR finalized multi-platform broadcast rights agreements with NBCUniversal (“NBC”) and Fox Sports Group (“FOX”) for 10 year, beginning in 2015 through the 2024 season, for the broadcast and related rights for NASCAR's three national touring series. Financial terms were not disclosed but leading industry sources value the combined agreements at approximately $8.2 billion over the 10 years. The agreements include Spanish-language rights and 'TV Everywhere rights', which will allow NASCAR content to stream over the broadcasters-affiliated websites.
FOX has exclusive rights to the first 16 NASCAR Sprint Cup Series points races beginning each year with the prestigious Daytona500. In addition, FOX retains the rights to the NASCAR Sprint All-Star Race, The Sprint Unlimited, Budweiser Duel, 14 NASCAR Nationwide Series events and the entire NASCAR Camping World Truck Series. NBC has exclusive rights to the final 20 NASCAR Sprint Cup Series points races, final 19 NASCAR Nationwide Series events, select NASCAR Regional & Touring Series events and other live content beginning in 2015. In total, NASCAR will have the same number of Sprint Cup races on network television, 16; 9 on FOX and 7 on NBC; as it does in the current television package.
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
For the 2012 season, NASCAR Sprint Cup Series events ranked among the top 2 sports of the weekend on television 20 out of 36 point event weekends in 2012. On average, 4.1 million households and 5.8 million viewers tuned into each NASCAR Sprint Cup Series event during the 2012. Also, over 70 million unique viewers tuned into a NASCAR Sprint Cup Series event during 2012. The NASCAR Sprint Cup Series is the number two sport among all key demographic groups, trailing only the NFL. In addition, the NASCAR Nationwide Series is the second-highest rated motorsports series on television and the NASCAR Camping World Truck Series is the third-highest rated motorsports series on cable television.
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
NASCAR's solid ratings as well as other factors such as the strong demand for live broadcasting and the proliferation of digital video recorders (“DVR”) -- According to Nielsen, 50.3 million of the nation's 114.2 million homes with a television have a DVR. And, CBS research indicates DVR usage has grown 6.0 percent for the 2012 television season compared with the same period in the prior season -- were significant factors for NASCAR signing the largest broadcast rights deal in the sport's 65-year history.
In August 2013, FOX debuted its 24-hour Fox Sports 1 network to compete with ESPN. Fox Sports 1 will be available in approximately 90.0 million TV households. In addition to NASCAR (beginning in 2015), Fox Sports 1 has new or renewed deals for Major League Baseball, college football and basketball, Ultimate Fighting Championship as well as other sports. Fox Sports 1 represents the latest in the long migration of marquee sports from broadcast TV to cable/satellite, who generally can support a higher investment due to subscriber fees that are not available to traditional networks.
NBC Sports Network is in approximately 79.0 million homes, and in addition to NASCAR (beginning in 2015) serves sports fans by airing coverage of the Olympic Games and Trials as well as the National Hockey League (NHL), Major League Soccer (MLS), IZOD IndyCar Series, Tour de France, major college football and basketball, and horse racing surrounding the Triple Crown, among other events.
Domestic broadcast rights fees provide significant cash flow visibility to us, race teams and NASCAR over the contract term. Television broadcast rights fees received from NASCAR for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events conducted at our wholly owned facilities under these agreements, and recorded as part of motorsports related revenue, were approximately $50.1 million and $51.5 million for the three months ended August 31, 2012 and 2013, respectively, and approximately $192.9 million and $199.2 million for the nine months ended August 31, 2012 and 2013, respectively. Operating income generated by these media rights were approximately $36.2 million and $37.6 million for the three months ended August 31, 2012 and 2013, respectively, and approximately $140.5 million and $146.8 million for the nine months ended August 31, 2012 and 2013, respectively.
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
Capital Improvements
Enhancing the live event experience for our guest is a critical strategy for our future growth. We compete for the consumers' discretionary dollar with other entertainment options such as concerts and other major sporting events not just motorsports events. We remain convinced that our focus on driving incremental earnings by improving the fan experience will, in time, lead to increased ticket sales with better pricing power, growth in sponsorship and hospitality sales, better prospects for continued growth in broadcast media rights fees agreements, and greater potential to capture market share.
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
We recently announced that we are redeveloping the frontstretch of Daytona, the Company's 54-year-old flagship motorsports facility, to enhance the event experience for our fans, marketing partners, broadcasters and the motorsports industry. It is vital that we continue to elevate our Daytona brand to ensure that it remains the pinnacle of motorsports facilities, which will generate further profitability and cash flow to the Company. The redevelopment of Daytona has been branded DAYTONA Rising (See "DAYTONA Rising: Reimagining an American Icon").
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
The Hollywood Casino at Kansas Speedway provided positive cash flow to us and included positive equity income in our consolidated statement of operations for fiscal 2012. We expect, based on current trends, that Hollywood Casino at Kansas Speedway will reach stabilization by 2015 calendar year as it gains market share in Kansas City. We expect for our 2013 fiscal year that our share of the cash flow from the casino's operations will be approximately $21.5 million dollars.
More recently, we entered in to a 50/50 joint venture with Atlanta-based Jacoby Development, Inc. (“Jacoby”) to develop a mixed-use and entertainment destination located directly across from the legendary Daytona International Speedway. This potential landmark development, named ONE DAYTONA, encompasses 181 acres ISC already owns. The preliminary conceptual designs for the first phase of ONE DAYTONA include 1.1 million square feet of world-class shopping, fine dining, hotel, theater and other entertainment just steps from the “World Center of Racing.” Bass Pro Shops®, America's most popular outdoor store, and Cobb Theatres, the highly respected Southeastern-based exhibitor, have both signed letters of intent to anchor ONE DAYTONA. (see “ONE DAYTONA”)
We remain interested in pursuing further ancillary developments at certain of our other motorsports facilities.
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
Seasonality and Quarterly Results
We derive most of our income from a limited number of NASCAR-sanctioned races. As a result, our business has been, and is expected to remain, highly seasonal based on the timing of major racing events. Future schedule changes as determined by NASCAR or other sanctioning bodies, as well as the acquisition of additional, or divestiture of existing, motorsports entertainment facilities could impact the timing of our major events in comparison to prior or future periods. Because of the seasonal concentration of racing events, the results of operations for the three and nine month periods ended August 31, 2012 and 2013, are not indicative of the results to be expected for the year.
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
The adjustments for 2013 relate to carrying costs of our Staten Island property, legal judgment, marketing and consulting costs incurred associated with DAYTONA Rising, accelerated depreciation, losses associated with the retirements of certain other long-lived assets and net gain on sale of certain assets.

	Three Months Ended		Nine Months Ended
	August 31, 2012	August 31, 2013	August 31, 2012	August 31, 2013
		(Unaudited)
	( In Thousands, Except Per Share Amounts )
Net (loss) income	$(1,037)	$(7,866)	$29,842	$28,087
Adjustments, net of tax:
Carrying costs related to Staten Island	825	542	1,864	1,718
Legal settlement/judgment	—	(41)	716	310
DAYTONA Rising project	—	285	—	683
Accelerated depreciation	—	4,511	—	4,511
Losses on asset retirements	858	4,902	4,330	6,297
Loss on early redemption of debt	—	—	5,568	—
Net gain on sale of certain assets	—	(81)	(557)	(82)
Non-GAAP net income	$646	$2,252	$41,763	$41,524
Per share data:
Diluted (loss) earnings per share	$(0.02)	$(0.17)	$0.64	$0.60
Adjustments, net of tax:
Carrying costs related to Staten Island	0.01	0.01	0.04	0.04
Legal settlement/judgment	—	—	0.02	0.01
DAYTONA Rising project	—	—	—	0.01
Accelerated depreciation	—	0.10	—	0.10
Losses on asset retirements	0.02	0.11	0.09	0.13
Loss on early redemption of debt	—	—	0.12	—
Net gain on sale of certain assets	—	—	(0.01)	—
Non-GAAP diluted earnings per share	$0.01	$0.05	$0.90	$0.89

Comparison of the Results for the Three and Nine Months Ended August 31, 2013 to the Results for the Three and Nine Months Ended August 31, 2012.
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	August 31, 2012	August 31, 2013	August 31, 2012	August 31, 2013
		(Unaudited)
REVENUES:
Admissions, net	22.5%	21.7%	22.7%	21.7%
Motorsports related	67.3	68.2	67.3	68.5
Food, beverage and merchandise	7.7	7.6	7.7	7.5
Other	2.5	2.5	2.3	2.3
Total revenues	100.0	100.0	100.0	100.0
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	26.0	25.8	24.7	25.2
Motorsports related	25.9	25.9	20.5	20.6
Food, beverage and merchandise	6.5	5.9	6.0	5.6
General and administrative	23.1	23.5	18.4	18.8
Depreciation and amortization	16.7	23.2	13.7	15.7
Losses on asset retirements	1.2	6.9	1.7	2.5
Total expenses	99.4	111.2	85.0	88.4
Operating income (loss)	0.6	(11.2)	15.0	11.6
Interest income	—	—	—	—
Interest expense	(3.2)	(3.2)	(2.4)	(2.7)
Loss on early redemption of debt	—	—	(2.1)	—
Equity in net income from equity investments	0.8	2.5	0.5	1.7
Other	—	0.1	0.2	—
(Loss) income from continuing operations before income taxes	(1.8)	(11.8)	11.2	10.6
Income taxes	(0.9)	(5.1)	4.1	4.0
Net (loss) income	(0.9)%	(6.7)%	7.1%	6.6%
Comparability of results for the three and nine months ended August 31, 2013 to the same periods in fiscal 2012 was impacted by the following:

•
The NASCAR Camping World Truck Series event held at Chicagoland Speedway (“Chicagoland”) in the third quarter of fiscal 2012 will be held in the fourth quarter of fiscal 2013. In prior years, this event was held in the same weekend as a NASCAR Nationwide event;

•
During the first quarter of fiscal 2013, we recognized a charge relating to a legal judgment of litigation involving certain ancillary facility operations of approximately $0.5 million, or $0.01 per diluted share. During the second quarter of fiscal 2012, we recognized a charge relating to a settlement of a litigation involving certain ancillary facility operations of approximately $1.2 million, or $0.02 per diluted share;

•
During the three and nine months ended August 31, 2013, we recognized approximately $0.5 million and $1.1 million, or less than $0.01 and $0.01 per diluted share, respectively, in marketing and consulting costs that are included in general and administrative expense related to DAYTONA Rising;

•
During the three and nine months ended August 31, 2013, we recognized approximately $7.4 million, or $0.10 per diluted share, respectively, of accelerated depreciation that was recorded due to the shortening the service lives of certain assets associated with DAYTONA Rising and capacity management initiatives. There were no comparable amounts in fiscal 2012;

•
During the three and nine months ended August 31, 2013, we recognized approximately $8.1 million and $10.4 million, or $0.11 and $0.13 per diluted share, respectively, of losses associated with asset retirements primarily attributable to the removal of assets not fully depreciated in connection with DAYTONA Rising, capacity management initiatives and other capital improvements. Included in these losses were approximately $2.5 million and $3.6 million of expenditures related to demolition and/or asset relocation costs for the three and nine months ended August 31, 2013, respectively. During the three and nine months ended August 31, 2012, we recognized approximately $1.4 million and $7.1 million, or $0.02 and $0.09 per diluted share of similar losses;

•
During the second quarter of fiscal 2012, we recognized approximately $9.1 million in expenses, or $0.12 per diluted share, related to the redemption of the remaining $87.0 million principal 5.40 percent Senior Notes maturing in 2013;

•
For the three and nine months ended August 31, 2013, we recognized approximately $2.9 million and $7.1 million of income, respectively, from equity investments associated with our Hollywood Casino at Kansas Speedway. During the three and nine months ended August 31, 2012, we recognized approximately $0.9 million and $2.0 million of income, respectively, from this equity investment, which included results of operations beginning in February 2012, net of charges related to certain start up costs through the opening; and

•
During the nine month period ended August 31, 2013, we recorded approximately $0.1 million, or less than $0.01 per diluted share, net gain on the sale of certain assets. During the nine month period ended August 31, 2012, we recorded approximately $0.9 million, or $0.01 per diluted share, net gain on the sale of certain assets.

Admissions revenue decreased approximately $0.7 million, or 2.6 percent, and $4.0 million, or 4.2 percent, during the three and nine months ended August 31, 2013, respectively, as compared to the same periods of the prior year. The decrease for the three month period ending August 31, 2013 is attributable to decreased attendance for certain events held during the third quarter of fiscal 2013, as well as the timing of the aforementioned NASCAR Camping World Truck Series event to be held at Chicagoland in our fiscal fourth quarter. Slightly offsetting the decrease was increased admissions revenue at Chicagoland for its NASCAR Nationwide Series event. The decrease for the nine month period ending August 31, 2013 is largely attributable to decreased attendance for certain events held during fiscal 2013, including certain events held during Speedweeks at Daytona and the impact of inclement weather at Talladega, as well as a lower weighted average ticket price for certain of the events. The 2012 Daytona 500 was postponed for a day due to inclement weather.  Historically, rain delayed or postponed events due to inclement weather have a negative impact on the following year's ticket renewals for those events.  As a result of the postponement in 2012, we believe the 2013 Daytona 500 renewals were negatively impacted, which contributed to a significant portion of the nine month period decline.
Motorsports related revenue increased approximately $1.8 million, or 2.3 percent, and $6.0 million, or 2.1 percent, during the three and nine months ended August 31, 2013 respectively, as compared to the same periods of the prior year. The increases for the three and nine month periods are largely attributable to increases in television broadcast revenue for certain events held during the respective periods and, specifically, during Speedweeks at Daytona. Also contributing to the increase for the nine month period was an increase in the payout of fiscal 2012 ancillary rights fees. Partially offsetting the three and nine month increases were lower Motor Racing Network advertising and Sprint Vision revenues.
Food, beverage and merchandise revenue decreased approximately $0.1 million, or 0.7 percent, and $0.9 million, or 2.8 percent, during the three and nine months ended August 31, 2013, respectively, as compared to the same periods of the prior year. The decrease for the nine month period is predominately due to higher sales in fiscal 2012 driven by an extra day of selling opportunity as a result of the aforementioned rain delayed and rescheduled Daytona 500. To a lesser extent, also contributing to the decrease was lower catering and merchandise revenues for certain other events held during the periods including Speedweeks at Daytona in fiscal 2013.
Prize and point fund monies and NASCAR sanction fees increased approximately $0.1 million, or 0.3 percent, and $2.5 million, or 2.4 percent, during the three and nine months ended August 31, 2013, respectively, as compared to the same periods of the prior year. The increases for the three and nine month periods are primarily due to increases in television broadcast rights fees for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events held during the periods as standard NASCAR sanctioning agreements require a specific percentage of television broadcast rights fees to be paid to competitors. Higher sanction fees paid to NASCAR also contributed to the increases. Slightly offsetting the increase in the three month period was the timing of the aforementioned NASCAR Camping World Truck Series event to be held at Chicagoland in our fiscal fourth quarter.
Motorsports related expenses increased approximately $0.2 million, or 0.8 percent, and $0.7 million, or 0.8 percent, during the three and nine months ended August 31, 2013, respectively, as compared to the same periods of the prior year. The slight increase in the three month period is primarily attributable to advertising expenses and other purchased services. Primarily offsetting this increase were expenses related to the aforementioned timing of the NASCAR Camping World Truck Series event to be held at Chicagoland in our fiscal fourth quarter. The increase for the nine month period is largely attributable to aforementioned merit pay increases as well as advertising costs, maintenance costs and other purchased services. Primarily offsetting this increase were expenses related to the aforementioned timing of the NASCAR Camping World Truck Series event to be held at Chicagoland in our fiscal fourth quarter. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue remained consistent at approximately 28.8 percent and 22.9 percent for the three and nine months ended August 31, 2013, as compared to approximately 28.9 percent and 22.8 percent for the same periods in the prior year.
Food, beverage and merchandise expense decreased approximately $0.5 million, or 7.2 percent, and $1.6 million, or 6.4 percent, during the three and nine months ended August 31, 2013, respectively, as compared to the same periods of the prior year. The decreases for the three and nine month periods are attributable to the aforementioned lower catering and merchandise sales as well as improved margin on catering and concession sales for events held during the periods. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue decreased to approximately to 78.4 percent and 74.7 percent for the three and nine months ended August 31, 2013, and as compared to approximately 83.9 percent and 77.6 percent for the same respective periods in the prior year. The increase in margin for the three and nine month periods are a result of streamlined menus throughout our facilities aimed at reducing overall food costs by leveraging purchasing power while elevating quality and delivery.
General and administrative expenses increased approximately $0.6 million, or 2.3 percent, and $2.0 million, or 2.5 percent, during the three and nine months ended August 31, 2013, respectively, as compared to the same periods of the prior year. The increase for the three month period is primarily attributable to certain administrative costs including merit pay increases, and marketing and consulting costs incurred for DAYTONA Rising. Partially offsetting the increase were reductions in certain property taxes and legal fees. The increase for the nine month period is primarily attributable to certain costs related to DAYTONA Rising, the loss accrual associated with the incident at Daytona (see "Legal Proceedings"), a judgment in litigation involving certain ancillary facility operations, and certain administrative costs including the aforementioned merit pay increases. Slightly offsetting the increases were reductions in property taxes at certain facilities and the settlement of litigation involving certain facility operations in fiscal 2012. General and administrative expenses as a percentage of total revenues increased negligibly to approximately 23.5 percent and 18.8 percent for the three and nine months ended August 31, 2013, as compared to 23.2 percent and 18.4 percent for the same respective periods in the prior year.
Depreciation and amortization expense increased approximately $7.8 million, or 40.3 percent, and $8.7 million, or 15.0 percent, during the three and nine months ended August 31, 2013, respectively, as compared to the same period of the prior year. The increases were primarily attributable to the shortening the service lives of certain assets associated with DAYTONA Rising and the aforementioned capacity management initiatives at certain of our facilities.
Losses on retirements of long-lived assets of approximately $10.4 million in fiscal 2013 is primarily attributable to the aforementioned capacity management initiatives at certain of our facilities, removal of certain assets related to DAYTONA Rising, as well as guest enhancements at our other facilities. The losses on retirements of long-lived assets of approximately $7.1 million in fiscal 2012 is primarily attributable to the removal of certain assets not fully depreciated in connection with the repaving of the track at Kansas, as well as guest enhancements at our other facilities.
Interest income during the three and nine months ended August 31, 2013 was comparable to the same period of the prior year.
Interest expense during the three month period ending August 31, 2013 was comparable to the same period in the prior year. Interest expense during the nine months ended August 31, 2013 increased due to lower capitalized interest as well as interest on the $100.0 million principal 3.95 percent Senior Notes issued in September 2012. Significantly offsetting the increase was the redemption of the remaining $87.0 million principal 5.40 percent Senior Notes in March 2012 as well as there being no borrowings outstanding on our $300.0 million revolving credit facility during the three and nine months ended August 31, 2013.
Equity in net income from equity investments represents our 50.0 percent equity investment in Hollywood Casino at Kansas Speedway during the three and nine months ended August 31, 2013 and 2012, respectively (see “Equity and Other Investments”).
Our effective income tax rate was approximately 42.9 percent and 37.4 percent for the three and nine months ended August 31, 2013, as compared to 51.3 percent and 36.9 percent for the same respective periods of the prior year (see “Income Taxes”).
As a result of the foregoing, net (loss) income for the three and nine month periods ending August 31, 2013, as compared to the same periods in prior year, reflected a decrease of approximately $6.8 million, or $0.15 per diluted share, and approximately $1.8 million, or $0.04 per diluted share, respectively.

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

	November 30, 2012	August 31, 2013
	(Unaudited)
Cash and cash equivalents	$78,379	$163,373
Working capital	50,868	135,640
Total debt	276,932	276,478
At August 31, 2013, our working capital was primarily supported by our cash and cash equivalents totaling approximately $163.4 million, an increase of approximately $85.0 million from November 30, 2012. Significant cash flow items during the nine months ended August 31, 2012 and 2013, respectively, are as follows (in thousands):

	August 31, 2012	August 31, 2013
	(Unaudited)
Net cash provided by operating activities	$113,575	$132,825
Capital expenditures	(48,648)	(46,880)
Distribution from equity investee and affiliate	—	13,500
Proceeds from sale of Staten Island property	—	5,322
Equity investments and advances to affiliate	(51,556)	—
Net proceeds related to our credit facility	70,000	—
Net payments related to long-term debt	(87,517)	(505)
Dividends paid and reacquisition of previously issued common stock	19,839	10,488
Distributions from equity investee and affiliates, for the nine months ended August 31, 2013, totaling $13.5 million, consists of $9.0 million received as a distribution from its profits, and is included in net cash provided by operating activities on our statement of cash flows, and the remaining $4.5 million received, which was recognized as a return of capital from investing activities on our statement of cash flows.
Our liquidity is primarily generated from our ongoing motorsports operations, and we expect our strong operating cash flow to continue in the future. In addition, as of August 31, 2013, we have approximately $296.0 million available to draw upon under our 2012 Credit Facility, if needed. See “Future Liquidity” for additional disclosures relating to our credit facility and certain risks that may affect our near term operating results and liquidity.
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
Capital Expenditures
As discussed in “Future Trends in Operating Results,” an important strategy for our future growth will come from investing in our major motorsports facilities to enhance the live event experience to better enable us to effectively compete with other entertainment venues for consumer and corporate spending.
In June 2013, ISC's board of directors endorsed a capital allocation plan for fiscal 2013 to fiscal 2017 to not exceed $600.0 million in capital expenditures over that period. The five-year capital expenditure plan encompasses all the capital expenditures for ISC's 13 major motorsports facilities, including DAYTONA Rising, as well as any equity commitments to undertake ONE DAYTONA. Of the endorsed five-year capital expenditure plan, DAYTONA Rising will account for between $375.0 million to $400.0 million of the $600.0 million.
Capital expenditures for projects at existing facilities, including those related to DAYTONA Rising, will be approximately $90.0 million for our 2013 fiscal year. With the majority of the capital expenditures for DAYTONA Rising occurring in fiscal 2014 and 2015, we estimate capital expenditures, exclusive of capitalized interest, across all of ISC's existing facilities will be approximately $190.0 million for fiscal 2014 and approximately $180.0 million for fiscal 2015. With a target completion date of DAYTONA Rising in January 2016, capital expenditures will then decrease significantly with an expectation of capital expenditures for projects at all of ISC's existing facilities, exclusive of capitalized interest, to be between $60.0 to $70.0 million in fiscal 2016 and fiscal 2017.
For the nine months ended August 31, 2013, we spent approximately $46.9 million on capital expenditures for projects at our existing facilities related to DAYTONA Rising, grandstand seating enhancements at Talladega; concourse improvements at Richmond International Raceway ("Richmond"); and a variety of other improvements and renovations.  In comparison, we spent approximately $48.6 million for the nine months ended August 31, 2012, on capital expenditures for projects at our existing facilities.
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
Our cash flow from operations consists primarily of ticket, hospitality, merchandise, catering and concession sales and contracted revenues arising from television broadcast rights and marketing partnerships. We believe that cash flows from operations, along with existing cash, cash equivalents and available borrowings under our credit facility, will be sufficient to fund:

•	operations of our major motorsports facilities for the foreseeable future;

•
the previously discussed five-year capital expenditures plan at our existing facilities, which includes DAYTONA Rising as well as any future fan and competitor safety, critical maintenance and regulatory compliance spending;

•	payments required in connection with the funding of the Unified Government's debt service requirements related to the TIF bonds;

•	payments related to our existing debt service commitments;

•	equity contributions in connection with ONE DAYTONA and any future expansion of the Hollywood Casino at Kansas Speedway; and

•	our annual dividend payment and share repurchases under our Stock Purchase Plan.
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
Long-Term Obligations and Commitments
Our $65.0 million principal amount of senior unsecured notes (“4.63 percent Senior Notes”) bear interest at 4.63 percent and are due January 2021, require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.63 percent Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Certain of our wholly owned domestic subsidiaries are guarantors of the 4.63 percent Senior Notes. The 4.63 percent Senior Notes also contain various restrictive covenants. At August 31, 2013, outstanding principal on the 4.63 percent Senior Notes was approximately $65.0 million.
Our $100.0 million principal amount of senior unsecured notes (“3.95 percent Senior Notes”) bear interest at 3.95 percent and are due September 2024. The 3.95 percent Senior Notes require semi-annual interest payments on March 13 and September 13 through their maturity. The 2024 Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Certain of our wholly owned domestic subsidiaries are guarantors of the 3.95 percent Senior Notes. The 3.95 percent Senior Notes also contain various restrictive covenants. At August 31, 2013, outstanding principal on the 3.95 percent Senior Notes was approximately $100.0 million.
Our wholly owned subsidiary, Chicagoland Speedway Corporation, which owns and operates Chicagoland Speedway and Route 66 Raceway, has debt outstanding in the form of revenue bonds payable (“4.82 percent Revenue Bonds”), consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.82 percent Revenue Bonds have an interest rate of 4.82 percent and a monthly payment of $29,000 principal and interest. At August 31, 2013, outstanding principal on the 4.82 percent Revenue Bonds was approximately $0.7 million.
The term loan (“6.25 percent Term Loan”), related to our International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.25 percent, and a current monthly payment of approximately $292,000. At August 31, 2013, the outstanding principal on the 6.25 percent Term Loan was approximately $50.0 million.
In January 1999, the Unified Government issued approximately $71.3 million in TIF bonds in connection with the financing of construction of Kansas Speedway. At August 31, 2013, outstanding TIF bonds totaled approximately $60.7 million, net of the unamortized discount, which is comprised of a $11.6 million principal amount, 6.15 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.75 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by our wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway’s boundaries and are not our obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At August 31, 2013, the Unified Government had approximately $1.7 million in 2002 STAR Bonds outstanding. Under a keepwell agreement, we have agreed to provide financial assistance to KSC, if necessary, to support its guarantee of the 2002 STAR Bonds.
The 2012 Credit Facility contains a feature that allows us to increase the credit facility from $300.0 million to a total of $500.0 million, subject to certain conditions. The 2012 Credit Facility is scheduled to mature in November 2017, and accrues interest at LIBOR plus 100.0 — 162.5 basis points, depending on the better of our debt rating as determined by specified rating agencies or our leverage ratio. The 2012 Credit Facility contains various restrictive covenants. At August 31, 2013, we had no outstanding borrowings under the 2012 Credit Facility.
DAYTONA Rising: Reimagining an American Icon
DAYTONA Rising is the redevelopment of the frontstretch of Daytona International Speedway, ISC's 54-year-old flagship motorsports facility, to enhance the event experience for our fans, marketing partners, broadcasters and the motorsports industry.
We currently anticipate DAYTONA Rising to cost between $375.0 million to $400.0 million, excluding capitalized interest, which we expect to fund from cash on hand, cash from our operations, and we may use borrowings on our credit facility for a limited period of time.

Total spending incurred for DAYTONA Rising was approximately $29.4 million and $44.4 million, during the three and nine months ended August 31, 2013, respectively. Based on our current expectations of DAYTONA Rising, we have identified existing assets that are expected to be impacted by the redevelopment and that those assets will require accelerated depreciation or losses on asset retirements, totaling approximately $50.0 million over the approximate 26-month project time span. During the three and nine months ended August 31, 2013, we recognized accelerated depreciation and non-cash losses on disposal of assets totaling approximately $4.7 million, respectively.
As part of DAYTONA Rising, we entered into a Design-Build Agreement with Barton Malow Company (“Barton Malow”), which obligates us to pay Barton Malow approximately $316.0 million for the completion of the work described in the Design-Build Agreement. The amount is a stipulated sum to be paid for the work, which may not change unless we request a change in the scope of work. The Design-Build Agreement contains certain provisions and representations usual and customary for agreements of this type, including, among others, provisions regarding liquidated damages to be assessed for work that is not completed according to the agreed upon schedule, provisions regarding payment schedules, and provisions regarding bonding and liability insurance policies applicable to the work. In addition, the Design-Build Agreement contains customary provisions regarding termination, review and inspection of the work, warranties and the use of subcontractors.
Despite not anticipating the need for additional long-term debt to fund this project, accounting rules dictate that we capitalize a portion of the interest on existing outstanding debt during the construction period.  We estimate that we will record approximately $22.0 million of capitalized interest from fiscal 2014 through fiscal 2016, with roughly half of the capitalized interest will be recorded in fiscal 2015.  In addition our depreciation expense will increase between $17.0 million to $20.0 million beginning in fiscal 2016 to approximately $90.0 to $105.0 million annually and then decrease due to lower capital spending to approximately $95.0 million beginning in fiscal 2019.
The vision for DAYTONA Rising places an emphasis on enhancing the complete fan experience, beginning with five expanded and redesigned fan entrances, or injectors. Each injector will lead directly to a series of escalators and elevators that will transport fans to any of three different concourse levels, each featuring spacious and strategically-placed social "neighborhoods" along the nearly mile-long frontstretch.
A total of 11 neighborhoods, each measuring the size of a football field, will enable fans to meet and socialize during events without ever missing any on-track action, thanks to dozens of strategically-placed video screens in every neighborhood. The central neighborhood, dubbed the "World Center of Racing," features open sight-lines enabling fans to catch all the on-track action while celebrating the history of Daytona International Speedway and its many unforgettable moments throughout more than 50 years of racing.
Every seat in the Speedway frontstretch will be replaced with wider, more comfortable seating that will provide pristine sight-lines. There will also be more restrooms and concession stands per customer throughout the facility.
We expect that by providing our fans with a better experience as well as an expansive platform for our marketing partners, including an elevated hospitality experience, DAYTONA Rising, upon completion in 2016, will provide an immediate incremental lift in Daytona International Speedway's revenues of approximately $20.0 million, and earnings before interest, taxes, depreciation and amortization ("EBITDA”) lift of approximately $15.0 million with a mid-single-digit growth rate. We also currently anticipate the project to be accretive to our net income per share within three years of completion.
ONE DAYTONA
We entered into a 50/50 joint venture (“Joint Venture”) with Atlanta-based Jacoby Development, Inc. (“Jacoby”) to develop a mixed-use and entertainment destination, named ONE DAYTONA, located adjacent to our 188,000 square foot office building, the International Motorsports Center, on 181 acres we own located directly across from our Daytona motorsports entertainment facility.
The preliminary conceptual designs for the first phase of ONE DAYTONA includes 1.1 million square feet of world-class shopping, fine dining, hotel, theater and other entertainment just steps from the “World Center of Racing.” Bass Pro Shops®, America's most popular outdoor store, and Cobb Theatres, the highly respected Southeastern-based exhibitor, have both signed letters of intent to anchor ONE DAYTONA. We are in active discussions with other potential anchor tenants for ONE DAYTONA.
We have approved land use entitlements for ONE DAYTONA to allow for up to 1.4 million square feet of retail/dining/entertainment, 2,500 seats in a movie theater, 660 hotel rooms, 1,350 units of residential, 567,000 square feet of additional office space and 500,000 square feet of commercial/industrial space.
Final designs are being completed for ONE DAYTONA, and the Joint Venture will incorporate the results of market studies, project costs and financing structures. Assuming favorable results, appropriate leasing considerations and potential local and state support, the Joint Venture expects to move forward with ONE DAYTONA within the next six to 12 months. We believe that a mixed-use retail/dining/entertainment development located across from our Daytona motorsports entertainment facility will be a successful project.
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
For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our annual report on Form 10-K for the year ended November 30, 2012. During the nine months ended August 31, 2013, there have been no material changes in our market risk exposures.

ITEM 4.	DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2013. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of August 31, 2013.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our third quarter of fiscal 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we are a party to routine litigation incidental to our business. We do not believe that the resolution of any or all of such litigation will have a material adverse effect on our financial condition or results of operations. In addition, on February 23, 2013, during the last lap of the NASCAR Nationwide Series race at Daytona International Speedway, an on-track incident resulted in debris from a race car entering the grandstands and injuring numerous spectators.  Claims have been filed as a result of this incident; however we are confident that we have adequate insurance to cover any losses, in excess of our $1.5 million deductible, resulting from claims surrounding this incident.

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

Since inception of the Plan through August 31, 2013, we have purchased 7,063,962 shares of our Class A common shares, for a total of approximately $268.3 million. We did not purchase any shares of our Class A common shares during the three and nine month periods ended August 31, 2013. Transactions occur in open market purchases and pursuant to a trading plan under Rule 10b5-1. At August 31, 2013, we had approximately $61.7 million remaining repurchase authority under the current Stock Purchase Plan.

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

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)

Date:	October 3, 2013	/s/ Daniel W. Houser
Daniel W. Houser, Senior Vice President,
Chief Financial Officer, Treasurer