Form 10-K
period 2013-11-30
INTERNATIONAL SPEEDWAY CORP
filed 2014-01-28
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
________________________________
(Mark One)
☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended November 30, 2013
or
☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to _____
Commission File Number 000-02384
________________________________

INTERNATIONAL SPEEDWAY CORPORATION
(Exact name of registrant as specified in its charter)
________________________________

FLORIDA	59-0709342
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

ONE DAYTONA BOULEVARD, DAYTONA BEACH, FLORIDA	32114
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (386) 254-2700
________________________________
Securities registered pursuant to Section 12(b) of the Act:

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
YES  ☐    NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	❑	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐    NO  ☒
The aggregate market value of the voting stock held by nonaffiliates of the registrant as of May 31, 2013 was $968,850,113.50 based upon the last reported sale price of the Class A Common Stock on the NASDAQ National Market System on Thursday, May 31, 2013 and the assumption that all directors and executive officers of the Company, and their families, are affiliates.
At December 31, 2013, there were outstanding: No shares of Common Stock, $.10 par value per share, 26,524,018 shares of Class A Common Stock, $.01 par value per share, and 19,991,313 shares of Class B Common Stock, $.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE. The information required by Part III is to be incorporated by reference from the definitive information statement which involves the election of directors at our April 2014 Annual Meeting of Shareholders and which is to be filed with the Commission not later than 120 days after November 30, 2013.
EXCEPT AS EXPRESSLY INDICATED OR UNLESS THE CONTEXT OTHERWISE REQUIRES, “ISC,” “WE,” “OUR,” “COMPANY,” “US,” OR “INTERNATIONAL SPEEDWAY” MEAN INTERNATIONAL SPEEDWAY CORPORATION, A FLORIDA CORPORATION, AND ITS SUBSIDIARIES.

INTERNATIONAL SPEEDWAY CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2013

PART I
ITEM 1. BUSINESS
GENERAL
We are a leading owner of major motorsports entertainment facilities and promoter of motorsports themed entertainment activities in the United States. Our motorsports themed event operations consist principally of racing events at our major motorsports entertainment facilities. We currently own and/or operate 13 of the nation’s major motorsports entertainment facilities:

•	Daytona International Speedway® in Florida;

•	Talladega Superspeedway® in Alabama;

•	Kansas Speedway® in Kansas;

•	Richmond International Raceway® in Virginia;

•	Michigan International Speedway® in Michigan;

•	Auto Club Speedway of Southern CaliforniaSM in California;

•	Darlington Raceway® in South Carolina;

•	Chicagoland Speedway® in Illinois;

•	Martinsville Speedway® in Virginia;

•	Phoenix International Raceway® in Arizona;

•	Homestead-Miami SpeedwaySM in Florida;

•	Watkins Glen International® in New York; and

•	Route 66 RacewaySM in Illinois.
In 2013, these motorsports entertainment facilities promoted well over 100 stock car, open wheel, sports car, truck, motorcycle and other racing events, including:

•	21 National Association for Stock Car Auto Racing (“NASCAR”) Sprint Cup Series events;

•	15 NASCAR Nationwide Series events;

•	9 NASCAR Camping World Truck Series events;

•	3 International Motor Sports Association (“IMSA”) Tudor United SportsCar Championship Series events including the premier sports car endurance event in the United States, the Rolex 24 at Daytona;

•	One National Hot Rod Association (“NHRA”) Mellow Yellow drag racing series event;

•	One IndyCar ("IndyCar") Series event; and

•	A number of other prestigious stock car, sports car, open wheel and motorcycle events.
Our business consists principally of promoting racing events at these major motorsports entertainment facilities, which, in total, currently have approximately 831,500 grandstand seats and 525 suites. We earn revenues and generate substantial cash flows primarily from admissions, television media rights fees, promotion and sponsorship fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating), advertising revenues, royalties from licenses of our trademarks, parking and camping, and track rentals. We own Americrown Service Corporation (“Americrown”), which provides catering, concessions and merchandise sales and services at certain of our motorsports entertainment facilities. We also own and operate the Motor Racing Network, Inc. ("MRN") radio network, also doing business under the name “MRN Radio”, the nation’s largest independent motorsports radio network in terms of event programming. We also have an equity investment in a Hollywood Casino at Kansas Speedway that has generated substantial equity earnings and cash distributions to us since its opening in fiscal year 2012.
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

OPERATIONS
The general nature of our business is a motorsports themed amusement enterprise, furnishing amusement to the public in the form of motorsports themed entertainment. Our motorsports themed event operations consist principally of racing events at our major motorsports entertainment facilities, which include providing catering, merchandise and food and beverage concessions at our motorsports entertainment facilities that host NASCAR Sprint Cup Series events except for catering and food and beverage concessions at Chicagoland Speedway (“Chicagoland”) and Route 66 Raceway (“Route 66”). Our other operations include MRN; our 50.0 percent equity investments in the joint ventures Kansas Entertainment, LLC ("Kansas Entertainment"), which operates the Hollywood Casino at Kansas Speedway, and SMISC, LLC (“SMISC”), which conducts business through a wholly owned subsidiary Motorsports Authentics, LLC; and certain other activities. We derived approximately 90.6 percent of our 2013 revenues from NASCAR-sanctioned racing events at our wholly owned motorsports entertainment facilities. In addition to events sanctioned by NASCAR, in fiscal 2013, we promoted other stock car, sports car, open wheel, motorcycle and go-kart racing events.
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
Motor Racing Network, Inc.
Our wholly owned subsidiary, MRN, also does business under the name “MRN Radio”. While not a radio station, MRN creates motorsports-related programming content carried on radio stations around the country, as well as a national satellite radio service, Sirius XM Radio. MRN produces and syndicates to radio stations live coverage of the NASCAR Sprint Cup, Nationwide and Camping World Truck series races and certain other races conducted at our motorsports entertainment facilities, as well as some races conducted at motorsports entertainment facilities we do not own. Sirius XM Radio also compensates MRN for the contemporaneous re-airing of race broadcasts and certain other production services. MRN produces and provides unique content to its website, http://www.motorracingnetwork.com/, and derives revenue from the sale of advertising on such website. Each motorsports entertainment facility has the ability to separately contract for the rights to radio broadcasts of NASCAR and certain other events held at its location. In addition, MRN provides production services for Sprint Vision, the trackside large screen video display units, at NASCAR Sprint Cup Series event weekends that take place at our motorsports facilities, as well as at Dover International Speedway and Pocono Raceway. MRN also produces and syndicates daily and weekly NASCAR racing-themed programs. MRN derives revenue from the sale of national advertising contained in its syndicated programming, the sale of advertising and audio and video production services for Sprint Vision, as well as from rights fees paid by radio stations that broadcast the programming.
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
Competition
We are among the largest owners of major motorsports themed entertainment facilities based on revenues, number of facilities owned and/or operated, number of motorsports themed events promoted and market capitalization. Racing events compete with other professional sports such as football, basketball, hockey and baseball, as well as other recreational events and activities. Our events also compete with other racing events sanctioned by various racing bodies such as NASCAR, the American Sportbike Racing Association — Championship Cup Series, United States Auto Club (“USAC”), Sports Car Club of America

(“SCCA”), IMSA, Automobile Racing Club of America (“ARCA”) and others, many of which are often held on the same dates at separate motorsports entertainment facilities. We believe that the type and caliber of promoted racing events, facility location, sight lines, pricing, variety of motorsports themed amusement options and level of customer conveniences and amenities are the principal factors that distinguish competing motorsports entertainment facilities.
Employees
As of November 30, 2013 we had over 840 full-time employees. We also engage a significant number of temporary personnel to assist during periods of peak attendance at our events, some of whom are volunteers. None of our employees are represented by a labor union. We believe that we enjoy a good relationship with our employees.
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
Additional information concerning these or other factors, which could cause the actual results to differ materially from those in our forward-looking statements is contained from time to time in our other SEC filings. Copies of those filings are available from us and/or the SEC.
Adverse changes in our relationships with NASCAR and other motorsports sanctioning bodies, or their present sanctioning practices, could limit our future success
Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction the races we promote at our facilities, particularly NASCAR. NASCAR-sanctioned races conducted at our wholly owned motorsports entertainment facilities accounted for approximately 90.6 percent of our total revenues in fiscal 2013. Each NASCAR sanctioning agreement (and the accompanying media rights fees revenue) is awarded on an annual basis and NASCAR is not required to continue to enter into, renew or extend sanctioning agreements with us to conduct any event. Any adverse change in the present sanctioning practices, could adversely impact our operations and revenue. Moreover, although our general growth strategy includes the possible development and/or acquisition of additional motorsports entertainment facilities, we have no assurance that any sanctioning body, including NASCAR, will enter into sanctioning agreements with us to conduct races at any newly developed or acquired motorsports entertainment facilities. Failure to obtain a sanctioning agreement for a major NASCAR event could negatively affect us. Similarly, although NASCAR has in the past approved our requests for realignment of sanctioned events, NASCAR is not obligated to modify its race schedules to allow us to schedule our races more efficiently or profitably.

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
If a canceled event is part of the NASCAR Sprint Cup, Nationwide or Camping World Truck series, in the year of cancellation we could experience a reduction in the amount of money we expect to receive from television revenues for all of our NASCAR-sanctioned events in the series that experienced the cancellation. This would occur if, as a result of the cancellation, and without regard to whether the canceled event was scheduled for one of our facilities, NASCAR experienced a reduction in television revenues greater than the amount scheduled to be paid to the promoter of the canceled event.
France Family Group control of NASCAR creates conflicts of interest
Members of the France Family Group own and control NASCAR. James C. France, our Chairman of the Board, and Lesa France Kennedy, our Vice Chairwoman and Chief Executive Officer, are both members of the France Family Group in addition to holding positions with NASCAR. Each of them, as well as our general counsel, spends part of his or her time on NASCAR’s business. Because of these relationships, even though all related party transactions are approved by our Audit Committee, certain potential conflicts of interest between us and NASCAR exist with respect to, among other things:

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
Our capital allocation plan may not achieve anticipated results
Enhancing the live event experience for our guests by investing in our major motorsports facilities is a critical strategy for our growth, and our Board of Directors has endorsed a capital allocation plan for fiscal 2013 through fiscal 2017 related to this strategy, which includes DAYTONA Rising. This plan involves significant challenges and risks including that the projects do not advance our business strategy or that we do not realize a satisfactory return on our investment. It may take longer than expected to realize the full benefits from these projects, such as increased revenue, or the benefits may ultimately be smaller than anticipated or may not be realized. These events could harm our operating results or financial condition. Further, these projects may not be completed on time, which could result in a negative financial impact.
Future impairment or loss on disposal of goodwill and other intangible assets or long-lived assets by us or our equity investments and joint ventures could adversely affect our financial results
Our consolidated balance sheets include significant amounts of goodwill and other intangible assets and long-lived assets which could be subject to impairment or loss on retirement. During the fiscal years ended November 30, 2011, 2012 and 2013 we recorded before-tax charges as losses on retirements of long-lived assets primarily attributable to the removal of certain other long-lived assets located at our motorsports facilities totaling approximately $4.7 million, $11.1 million and $16.6 million, respectively.
As of November 30, 2013, goodwill and other intangible assets and property and equipment accounts for approximately $1.6 billion, or 78.0 percent of our total assets. We account for our goodwill and other intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles — Goodwill and Other”, and for our long-lived assets in accordance with ASC 360, “Property, Plant and Equipment.” Both ASC 350 and 360 require testing goodwill and other intangible assets and long-lived assets for impairment based on assumptions regarding our future business outlook. While we continue to review and analyze many factors that can impact our business prospects in the future, our analyses are subjective and are based on conditions existing at and trends leading up to the time the assumptions are made. Actual results could differ materially from these assumptions. Our judgments with regard to our future business prospects could impact whether or not an impairment is deemed to have occurred, as well as the timing of the recognition of such an impairment charge. If future testing for impairment of goodwill and other intangible assets or long-lived assets results in a reduction in their carrying value, we will be required to take the amount of the reduction in such goodwill and other intangible assets or long-lived assets as a non-cash charge against operating income, which would also reduce shareholders’ equity.
In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments we exert significant influence on the investee but do not have effective control over the investee. These equity investments add an additional element of risk where they may not advance our business strategy or that we do not realize a satisfactory return on our investment. It may take longer than expected to realize the full benefits from these equity investments, or the benefits may ultimately be smaller than anticipated or may not be realized. These events could harm our operating results or financial condition. Our equity investments total approximately $134.3 million at November 30, 2013.

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
We operate in a highly competitive environment
As an entertainment company, our racing events face competition from other spectator-oriented sporting events and other leisure, entertainment and recreational activities, including professional football, basketball, hockey and baseball. As a result, our revenues are affected by the general popularity of motorsports, the availability of alternative forms of recreation and changing consumer preferences and habits, including how consumers consume entertainment. Our racing events also compete with other racing events sanctioned by various racing bodies such as NASCAR, USAC, NHRA, International Motorsports Association, SCCA, IMSA, ARCA and others. Many sports and entertainment businesses have resources that exceed ours.
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
If we do not maintain the security of customer-related information, we could damage our reputation with customers, incur substantial additional costs and become subject to litigation
In the ordinary course of our business, we collect and store certain personal information including but not limited to name, address and payment account information from individuals, such as our customers and employees, business partners. We also process customer payment card transactions. In addition, our online operations depend upon the secure transmission of confidential, personal and payment account information over public networks, including information permitting cashless payments. We devote significant resources to information security, network security, data encryption, and other security measures to protect our systems and data, but these security measures cannot provide absolute security. As with all companies, these security measures are subject to third-party security breaches, employee error or malfeasance, or other unanticipated situations. Such a compromise of our security systems that results in personal or payment network information being obtained by unauthorized persons could adversely affect our reputation with our customers, the credit card brands (such as VISA, MasterCard and American Express) and others. Such a compromise could also adversely affect our operations, results of operations, financial condition and liquidity, and could result in litigation against us, the imposition of penalties, restrictions or other requirements by regulatory bodies or the credit card brands. In addition, a security breach could require that we expend significant additional resources related to our information security systems and could result in a disruption of our operations, particularly our sales operations. While we maintain insurance against this risk, not all losses would be covered by such insurance.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
Motorsports Entertainment Facilities
The following table sets forth current information relating to each of our motorsports entertainment facilities as of November 30, 2013:

		2013 YEAR END CAPACITY		NASCAR SPRINT CUP EVENTS	OTHER MAJOR EVENTS(1)		MARKETS SERVED	MEDIA MARKET RANK
TRACK NAME	LOCATION	SEATS	SUITES
Daytona International Speedway	Daytona Beach, Florida	147,000	101	4	6		Orlando/Central Florida	18
Talladega Superspeedway	Talladega, Alabama	78,000	30	2	3		Atlanta/ Birmingham	9/44
Kansas Speedway	Kansas City, Kansas	74,000	56	2	3		Kansas City	31
Richmond International Raceway	Richmond, Virginia	71,000	40	2	2		Washington D.C.	8
Michigan International Speedway	Brooklyn, Michigan	71,000	46	2	3		Detroit	11
Auto Club Speedway of Southern California	Fontana, California	68,000	80	1	2		Los Angeles	2
Darlington Raceway	Darlington, South Carolina	58,000	13	1	2		Columbia	77
Chicagoland Speedway	Joliet, Illinois	55,500	24	1	4		Chicago	3
Martinsville Speedway	Martinsville, Virginia	55,000	20	2	2		Greensboro/High Point	46
Phoenix International Raceway	Phoenix, Arizona	51,000	45	2	3		Phoenix	12
Homestead-Miami Speedway	Homestead, Florida	46,000	66	1	5		Miami	16
Watkins Glen International	Watkins Glen, New York	33,000	4	1	3		Buffalo/Rochester	52/78
Route 66 Raceway	Joliet, Illinois	24,000	n/a	—	1	(2)	Chicago	3

(1)	Other major events include NASCAR Nationwide and Camping World Truck series; ARCA; IMSA; IndyCar; and, AMA Pro Racing.

(2)	Route 66's other major event includes an NHRA Mellow Yellow Drag Racing Series event,
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
OTHER FACILITIES: We own approximately 245 acres of real property near Daytona which is home to our corporate headquarters and other offices and facilities. In addition, we also own 410 acres near Daytona on which we conduct agricultural operations except during events when they are used for parking and other ancillary purposes. We lease real estate and office space in Talladega, Alabama and the property and premises at the Talladega Municipal Airport. We lease office space in Watkins Glen, New York and in Avondale, Arizona.
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
ITEM 3. LEGAL PROCEEDINGS
From time to time, we are a party to routine litigation incidental to our business. We do not believe that the resolution of any or all of such litigation will have a material adverse effect on our financial condition or results of operations. In addition, on February 23, 2013, during the last lap of the NASCAR Nationwide Series race at Daytona International Speedway, an on-track incident resulted in debris from a race car entering the grandstands and injuring numerous spectators.  We have been put on notice of a number of claims as a result of this incident; however we are confident that we have adequate insurance to cover any losses, in excess of our $1.5 million deductible, resulting from claims surrounding this incident.
ITEM 4. MINE SAFETEY DISCLOSURE
None
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
At November 30, 2013, we had two issued classes of capital stock: class A common stock, $.01 par value per share, and class B common stock, $.01 par value per share. The class A common stock is traded on the NASDAQ National Market System under the symbol “ISCA.” The class B common stock is traded on the Over-The-Counter Bulletin Board under the symbol “ISCB.OB” and, at the option of the holder, is convertible to class A common stock at any time. As of November 30, 2013, there were approximately 2,091 record holders of class A common stock and approximately 370 record holders of class B common stock.
The reported high and low sales prices or high and low bid information, as applicable, for each quarter indicated are as follows:

		ISCA		ISCB.OB(1)
		High	Low	High	Low
Fiscal	2012
	First Quarter	$27.50	$23.88	$26.69	$23.65
	Second Quarter	28.73	23.18	27.00	23.30
	Third Quarter	28.49	23.53	26.50	22.00
	Fourth Quarter	29.30	24.22	29.00	24.11
Fiscal	2013
	First Quarter	$31.09	$25.96	$31.00	$25.70
	Second Quarter	35.75	29.30	35.00	29.70
	Third Quarter	35.77	30.61	34.75	31.30
	Fourth Quarter	34.99	30.14	37.59	30.34

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

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or Programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in thousands)
December 1, 2012 — August 31, 2013
Repurchase program(1)	—	$—	—	$61,741
Employee transactions(2)	7,953	32.79	—
September 1, 2013 — September 30, 2013
Repurchase program(1)	—	—	—	61,741
October 1, 2013 — October 31, 2013
Repurchase program(1)	—	—	—	61,741
November 1, 2013 — November 30, 2013
Repurchase program(1)	—	—	—	61,741
	7,953		—

(1)
Since inception of the Stock Purchase Plan through November 30, 2013, we have purchased 7,063,962 shares of our Class A common shares, for a total of approximately $268.3 million. Included in these totals are the purchases of 1,435,811 and 405,538 shares of the Company’s Class A common shares at an average cost of approximately $25.87 and $25.40 per share (including commissions), for a total of approximately $37.1 million and $10.3 million , during the fiscal years ended November 30, 2011and 2012, respectively. There were no purchases, under the Stock Purchase Plan, of the Company's Class A common shares during fiscal 2013. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At November 30, 2013, we have approximately $61.7 million remaining repurchase authority under the current Stock Purchase Plan.

(2)	Represents shares of our common stock delivered to us in satisfaction of the minimum statutory tax withholding obligation of holders of restricted shares that vested during the period.

Dividends
Annual dividends were declared in the quarter ended in May and paid in June in the fiscal years reported below on all common stock that was issued at the time (amount per share):

Fiscal Year:	Annual Dividend
2009	$0.14
2010	0.16
2011	0.18
2012	0.20
2013	0.22
Securities Authorized For Issuance Under Equity Compensation Plans
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	194,073	$41.03	524,966
Equity compensation plans not approved by security holders	—	—	—
Total	194,073	41.03	524,966
ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected financial data as of and for each of the last five fiscal years in the period ended November 30, 2013. The income statement data for the three fiscal years in the period ended November 30, 2013, and the balance sheet data as of November 30, 2012 and November 30, 2013, have been derived from our audited historical consolidated financial statements included elsewhere in this report. The balance sheet data as of November 30, 2011, and the income statement data and the balance sheet data as of and for the fiscal years ended November 30, 2010 and 2009, have been derived from our audited historical consolidated financial statements, which are available on our website. You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included elsewhere in this report.

	For the Year Ended November 30,
	2009	2010	2011	2012	2013
	(in thousands, except share and per share data)
Income Statement Data:
Revenues:
Admissions, net	$195,509	$160,476	$144,433	$136,099	$129,824
Motorsports related	432,217	420,910	425,655	416,699	425,530
Food, beverage and merchandise	56,397	52,527	47,863	45,985	44,046
Other	9,040	11,444	11,734	13,584	13,240
Total revenues	693,163	645,357	629,685	612,367	612,640
Expenses:
Direct:
Prize and point fund monies and NASCAR sanction fees	162,960	157,571	154,562	154,673	159,349
Motorsports related	149,826	142,603	124,861	125,072	125,928
Food, beverage and merchandise	39,134	36,949	36,744	35,642	33,150
General and administrative	103,773	102,733	98,795	102,958	104,925
Depreciation and amortization (1)	72,900	74,465	76,871	77,870	93,989
Impairments / losses on retirements of long-lived assets (2)	16,747	8,859	4,687	11,143	16,607
Total expenses	545,340	523,180	496,520	507,358	533,948
Operating income	147,823	122,177	133,165	105,009	78,692
Interest income	1,080	170	139	102	96
Interest expense	(19,203)	(15,216)	(14,710)	(13,501)	(15,221)
Interest rate swap expense (3)	(4,268)	(23,878)	—	—	—
Loss on early redemption of debt (4)	—	(6,535)	—	(9,144)	—
Other	426	—	—	1,008	75
Equity in net (loss) income from equity investments (5)	(77,608)	(1,904)	(4,177)	2,757	9,434
Income from continuing operations before income taxes	48,250	74,814	114,417	86,231	73,076
Income taxes (6)	41,265	20,236	44,993	31,653	27,784
Income from continuing operations	6,985	54,578	69,424	54,578	45,292
Loss from discontinued operations	(170)	(47)	—	—	—
Net income	$6,815	$54,531	$69,424	$54,578	$45,292
Basic and diluted earnings per share:
Income from continuing operations	$0.14	$1.13	$1.46	$1.18	$0.97
Loss from discontinued operations	0.00	0.00	—	—	—
Net income	$0.14	$1.13	$1.46	$1.18	$0.97
Dividends per share	$0.14	$0.16	$0.18	$0.20	$0.22
Weighted average shares outstanding:
Basic	48,678,517	48,242,555	47,602,574	46,386,355	46,470,647
Diluted	48,678,517	48,242,555	47,611,179	46,396,631	46,486,561
Balance Sheet Data (at end of period):
Cash and cash equivalents	$158,572	$84,166	$110,078	$78,379	$172,827
Working capital	104,039	58,267	75,759	50,868	153,780
Total assets	1,908,903	1,878,749	1,944,639	1,941,741	2,017,506
Long-term debt	343,793	303,074	313,888	274,419	271,680
Total debt	347,180	306,290	316,152	276,932	274,487
Total shareholders’ equity	1,147,253	1,187,177	1,212,466	1,248,810	1,287,155

(1)
Fiscal year 2009 includes accelerated depreciation for certain office and related buildings in Daytona Beach, FL totaling approximately $1.0 million. Fiscal year 2013 includes accelerated depreciation that was recorded due to the shortening the service lives of certain assets associated with DAYTONA Rising and capacity management initiatives totaling approximately $15.4 million.

(2)
Fiscal 2009 impairment/losses on asset retirements is primarily attributed to the decrease in the carrying value of our Staten Island property and, to a much lesser extent, and losses on retirements of certain other long-lived assets. Fiscal 2010 impairment/losses on asset retirements is primarily attributable to the non-cash impairment of certain costs related to the Daytona Development Project and, to a much lesser extent, losses on the removal of certain other long-lived assets. Fiscal 2011 losses associated with the retirements of certain other long-lived assets is primarily attributable to the removal of certain assets in connection with the repaving of the track and grandstand enhancements at Phoenix as well as grandstand enhancements at Kansas and Talladega. Fiscal 2012 losses associated with the retirements of certain other long-lived assets is primarily attributable to the removal of certain assets in connection with the repaving of the track at Kansas, and certain other long-lived assets located at our motorsports facilities. Fiscal 2013 losses associated with the retirements of certain other long-lived assets is primarily attributable to the removal of assets not fully depreciated in connection with DAYTONA Rising, capacity management initiatives and other capital improvements.

(3)	Fiscal years 2009 and 2010 include expenses related to an interest rate swap.

(4)
In fiscal 2010, we recorded a loss on early redemption of debt related to a cash tender offer where we purchased approximately $63.0 million of outstanding senior notes. In fiscal 2012, we recorded a loss on early redemption of debt related to the redemption of $87.0 million of outstanding senior notes maturing in 2014.

(5)	Fiscal year 2009 includes impairment of goodwill and intangible assets and write-down of certain inventory and related assets by MA.

(6)
Fiscal 2009 income taxes include interest income totaling approximately $8.9 million related to the settlement with the Internal Revenue Service. Fiscal 2010 income taxes include the de-recognition of potential interest and penalties associated with certain state tax settlements of approximately $6.3 million.

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
The adjustments for 2009 relate to Motorsports Authentics — equity in net loss from equity investment, which includes the non-cash impairment charge, accelerated depreciation for certain office and related buildings in Daytona Beach, impairment/loss on retirements of long-lived assets primarily attributable to the decrease in the carrying value of our Staten Island property and, to a much lesser extent, losses associated with the retirements of certain other long-lived assets, interest rate swap expense, and, interest income related to our settlement with the Internal Revenue Service.
The adjustments for 2010 relate to the pre-opening expenses for Hollywood Casino at Kansas Speedway — equity in net loss from equity investment, impairment/loss on retirements of long-lived assets primarily attributable to certain costs related to the Daytona Development Project which were capitalized and are no longer expected to benefit the future development of the project and, to a much lesser extent, losses associated with the retirements of certain other long-lived assets, interest rate swap expense, the loss on early redemption of debt, and, the de-recognition of potential interest and penalties associated with certain state tax settlements.
The adjustments for 2011 relate to the pre-opening expenses for Hollywood Casino at Kansas Speedway — equity in net loss from equity investment, certain carrying costs related to the Staten Island property, and losses associated with the retirements of certain other long-lived assets.
The adjustments for 2012 relate to carrying costs of our Staten Island property, settlement of litigation, marketing and consulting costs incurred associated with DAYTONA Rising, losses associated with the retirements of certain other long-lived assets, loss on early redemption of debt, and net gain on sale of certain assets.
The adjustments for 2013 relate to carrying costs of our Staten Island property, legal judgment, marketing and consulting costs incurred associated with DAYTONA Rising, accelerated depreciation associated with DAYTONA Rising and capacity management initiatives, losses associated with the retirements of certain other long-lived assets, capitalized interest associated with DAYTONA Rising and net gain on sale of certain assets.

	For the Year Ended November 30
	2009	2010	2011	2012	2013
	(in thousands, except per share data)
Net income	$6,815	$54,531	$69,424	$54,578	$45,292
Net loss from discontinued operations	170	47	—	—	—
Income from continuing operations	6,985	54,578	69,424	54,578	45,292
Equity in net loss from equity investments, net of tax	79,277	1,155	2,534	—	—
Consolidated income from continuing operations excluding equity in net loss from equity investments	86,262	55,733	71,958	54,578	45,292
Adjustments, net of tax:
Carrying costs related to Staten Island	—	—	1,664	2,780	1,728
Legal settlement/judgment	—	—	—	714	310
DAYTONA Rising project costs	—	—	—	229	913
Accelerated depreciation	637	—	—	—	9,358
Impairments / losses on retirements of long-lived assets	10,081	5,373	2,845	6,775	10,097
DAYTONA Rising project capitalized interest	—	—	—	—	(467)
Interest rate swap expense	2,608	14,473	—	—	—
Loss on early redemption of debt	—	3,963	—	5,560	—
Net gain on sale of certain assets	—	—	—	(566)	(46)
IRS and state tax settlements	(8,923)	(6,338)	—	—	—
Non-GAAP net income	$90,665	$73,204	$76,467	$70,070	$67,185

Diluted earnings per share	$0.14	$1.13	$1.46	$1.18	$0.97
Net loss from discontinued operations	0.00	0.00	—	—	—
Diluted earnings per share from continuing operations	0.14	1.13	1.46	1.18	0.97
Equity in net loss from equity investments, net of tax	1.63	0.03	0.05	—	—
Consolidated income from continuing operations excluding equity in net loss from equity investments	1.77	1.16	1.51	1.18	0.97
Adjustments, net of tax:
Carrying costs related to Staten Island	—	—	0.04	0.06	0.04
Legal settlement/judgment	—	—	—	0.01	0.01
DAYTONA Rising project costs	—	—	—	—	0.02
Accelerated depreciation	0.01	—	—	—	0.20
Impairments / losses on retirements of long-lived assets	0.21	0.11	0.06	0.15	0.21
DAYTONA Rising project capitalized interest	—	—	—	—	(0.01)
Interest rate swap expense	0.05	0.30	—	—	—
Loss on early redemption of debt	—	0.08	—	0.12	—
Net gain on sale of certain assets	—	—	—	(0.01)	—
IRS and state tax settlements	(0.18)	(0.13)	—	—	—
Non-GAAP diluted earnings per share	$1.86	$1.52	$1.61	$1.51	$1.44
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
Business Combinations. All business combinations are accounted for under the acquisition method. Whether net assets or common stock is acquired, fair values are determined and assigned to the purchased assets and assumed liabilities of the acquired entity. The excess of the cost of the acquisition over fair value of the net assets acquired is recorded as goodwill. Business combinations involving existing motorsports entertainment facilities commonly result in a significant portion of the purchase price being allocated to the fair value of the contract-based intangible asset associated with long-term relationships manifest in the sanction agreements with sanctioning bodies, such as NASCAR and IMSA series. The continuity of sanction agreements with these bodies has historically enabled the facility operator to host motorsports events year after year. While individual sanction agreements may be of terms as short as one year, a significant portion of the purchase price in excess of the fair value of acquired tangible assets is commonly paid to acquire anticipated future cash flows from events promoted pursuant to these agreements which are expected to continue for the foreseeable future and therefore, in accordance with ASC 805-50, “Business Combinations,” are recorded as indefinite-lived intangible assets recognized apart from goodwill.
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
Impairments / Losses on Retirements of Long-Lived Assets, Goodwill and Other Intangible Assets. Our consolidated balance sheets include significant amounts of long-lived assets, goodwill and other intangible assets, which could be subject to impairments / losses on retirements. During the fiscal years ended November 30, 2011, 2012 and 2013 we recorded before-tax charges as losses on retirements of long-lived assets primarily attributable to the removal of certain other long-lived assets located at our motorsports facilities totaling approximately $4.7 million, $11.1 million and $16.6 million, respectively.
As of November 30, 2013, goodwill and other intangible assets and property and equipment accounts for approximately $1.6 billion, or 78.0 percent of our total assets. We account for our goodwill and other intangible assets in accordance with ASC 350 and for our long-lived assets in accordance with ASC 360.
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
While we continue to review and analyze many factors that can impact our business prospects in the future (as further described in “Risk Factors”), our analysis is subjective and is based on conditions existing at, and trends leading up to, the time the estimates and assumptions are made. Different conditions or assumptions, or changes in cash flows or profitability, if significant, could have a material adverse effect on the outcome of the impairment evaluation and our future condition or results of operations. Despite the current adverse economic trends, the decline in consumer confidence and the levels of unemployment, which have contributed to the decrease in attendance related as well as corporate partner revenues for certain of our motorsports entertainment events since fiscal 2008, we believe there has been no significant change in the long-term fundamentals of our ongoing motorsports event business. We believe our present operational and cash flow outlook further support our conclusion.

In connection with our fiscal 2013 assessment of goodwill and intangible assets for possible impairment we used the methodology described above. We believe our methods used to determine fair value and evaluate possible impairment were appropriate, relevant, and represent methods customarily available and used for such purposes. Our latest annual assessment of goodwill and other intangible assets in the fourth quarter of fiscal 2013 indicated there had been no impairment and the fair value substantially exceeded the carrying value for the respective reporting units.
In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments we exert significant influence on the investee but do not have effective control over the investee, which adds an additional element of risk that could harm our operating results or financial condition. The carrying value of our equity investments was $134.3 million at November 30, 2013.
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
Equity and Other Investments
Hollywood Casino at Kansas Speedway
In February 2012, Kansas Entertainment a 50/50 joint venture of Penn, a subsidiary of Penn National Gaming, Inc. and Kansas Speedway Development Corporation (“KSDC”), a wholly owned indirect subsidiary of ISC, opened the Hollywood-themed and branded destination entertainment facility, overlooking turn two of Kansas Speedway. Penn is the managing member of Kansas Entertainment and is responsible for the operations of the casino.
We have accounted for Kansas Entertainment as an equity investment in our financial statements as of November 30, 2013. Start up and related costs through opening were expensed through equity in net loss from equity investments. Our 50.0 percent portion of Kansas Entertainment’s net loss was approximately $4.2 million for fiscal year 2011 and net income of approximately $2.8 million and $9.4 million for fiscal years 2012 and 2013, respectively, and is included in equity in net (loss) income from equity investments in our consolidated statements of operations. The net income from the equity investment in fiscal 2013 includes a property tax credit received in June 2013 as a result of the casino successfully negotiating a resolution to its property tax appeal. Our share of the resolution of the appeal attributable to prior years' property taxes contributed approximately $1.1 million to the fiscal 2013 equity income amount.
Increased visibility on property taxes for the existing facility has led our casino joint venture to re-open consideration of the next phase, which is hotel and meeting space construction.  Per the development agreement with the Unified Government of Wyandotte County, Kansas, the casino is subject to a 1 percent of gross gaming revenue penalty if it has not commenced construction on a hotel development within two years of the February 2012 opening.  Penn National Gaming is currently evaluating construction costs, financing options and project returns for the hotel.  A decision on additional construction will be market-based and decided by the joint venture board. Recently, the Unified Government agreed to extend the construction commencement date until October 2014 if the casino joint venture commits to a timetable in May.
Distributions from Kansas Entertainment, for the year ended November 30, 2013, totaling $21.5 million, consist of $8.2 million received as a distribution from its profits included in net cash provided by operating activities on our statement of cash flows; the remaining $13.3 million received was recognized as a return of capital from investing activities on our statement of cash flows. Subsequent to November 30, 2013, we received an additional $4.5 million distribution from Kansas Entertainment.
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
We received $7.5 million, less closing and other administrative costs, of the sales price at closing.  The remaining sales price was financed with us holding a secured mortgage interest in 380 Development as well as the underlying property.  The mortgage balance bears interest at an annual rate of 7.0 percent. In accordance with the terms of the agreement, we will receive the remaining purchase price of $72.5 million in payments of approximately $6.1 million plus interest on this mortgage balance, due February 3, 2014, and $66.4 million due March 5, 2016. Interest on the latter mortgage balance will be paid 12 months after closing and then quarterly, in arrears. Based on the level of Marine Development's initial investment at closing and continuing investment, we have accounted for the transaction using the cost recovery method and have deferred recognition of any profits, which include the option proceeds, and interest income until the carrying amount of the property is recovered, which will not be until the final payment is made.
As a result of the sale, we expect to receive a cash tax benefit of approximately $41.9 million, based on our current corporate tax rate. This cash tax benefit, when combined with the net proceeds from the sale, will provide us with approximately $118.0 million in incremental cash flow over the next several years.
Motorsports Authentics
We are a partner with Speedway Motorsports, Inc. in a 50/50 joint venture, SMISC, LLC, which, through its wholly owned subsidiary MA. MA designs, promotes, markets and distributes motorsports licensed merchandise. Our investment in MA was previously reduced to zero and we did not recognize any net income or loss from operations of MA during fiscal years 2011, 2012, and 2013, respectively.
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
Since inception of the Stock Purchase Plan through November 30, 2013, we have purchased 7,063,962 shares of our Class A common shares, for a total of approximately $268.3 million. Included in these totals are the purchases of 1,435,811 and 405,538 shares of the Company’s Class A common shares at an average cost of approximately $25.87 and $25.40 per share (including commissions), for a total of approximately $37.1 million and $10.3 million, during the fiscal years ended November 30, 2011and 2012, respectively. There were no purchases, under the Stock Purchase Plan, of our Class A common shares during fiscal 2013. Transactions occur in open market purchases and pursuant to a trading plan under Rule 10b5-1. At November 30, 2013, we had approximately $61.7 million remaining repurchase authority under the current Stock Purchase Plan.

Income Taxes
The effective income tax rate for fiscal year ended November 30, 2011 approximated the statutory income tax rate. The reduction in the valuation allowance associated with the wind-up of certain Canadian business operations is the principal cause of the decreased effective income tax rate as compared to the statutory income tax rate, for the fiscal year ended November 30, 2012. Certain state settlements are the principal cause of the decreased effective income tax rate as compared to the statutory income tax rate, for the fiscal year ended November 30, 2013.
As a result of the above items, our effective income tax rate decreased from the statutory income rate to approximately 36.7 percent and 38.0 percent for the fiscal years ended November 30, 2012 and 2013, respectively.
Current Litigation
From time to time, we are a party to routine litigation incidental to our business. We do not believe that the resolution of any or all of such litigation will have a material adverse effect on our financial condition or results of operations. In addition, on February 23, 2013, during the last lap of the NASCAR Nationwide Series race at Daytona International Speedway, an on-track incident resulted in debris from a race car entering the grandstands and injuring numerous spectators.  We have been put on notice of a number of claims as a result of this incident; however we are confident that we have adequate insurance to cover any losses, in excess of our $1.5 million deductible, resulting from claims surrounding this incident.
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
Looking ahead, we expect to benefit from the continuing, albeit uneven, recovery in the overall U.S. economy, which we anticipate will improve attendance-related and corporate partnership revenues. Our industry will further benefit from NASCAR having recently secured its broadcast rights through the 2024 season with the largest broadcast rights deal in the sport's 65-year history. Broadcast rights represent our largest revenue segment and having this contracted revenue will provide us unparalleled long-term cash flow visibility. Also we believe the initiatives we and the motorsports industry are undertaking to grow the sport will ensure the long-term health of our company.
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
Adjusting seating capacity is another strategy to promote sellouts, create excess demand and in turn increase capacity utilization at our major motorsports facilities. Over the past few years, we have reduced capacity at our major motorsports facilities. A significant portion of the capacity reduction was a result of providing improved fan amenities such as wider seating and creating social zones that provide sufficient engagement for our guests, while removing sections that do not provide adequate site lines. Based on experience and the evolution of modern sports facilities, ticket demand depends, in part, on creating a more personal experience for the fans. Enhancing the live event experience for our fans is a critical strategy for our future growth. Other benefits of creating stronger fan engagement that may come from capacity management include better pricing power for our events; increasing tickets sold in the renewal cycle; increasing customer retention; driving attendance to our lead-in events, such as NASCAR's Nationwide and Camping World Truck series events; driving stronger interest from corporate sponsors; and a more visually compelling event for the television audience.
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
The industry and its stakeholders are committed to growing the sport and have aligned with NASCAR as it executes its five-year Industry Action Plan (“IAP”) to connect with existing fans, as well as engage Gen Y, youth and multicultural consumers in motorsports. Additional areas of focus within the IAP, supported by all stakeholders to enhance the appeal of NASCAR racing, include building product relevance, cultivating driver star power, growing social media activities and enhancing the event experience.
As part of the IAP, NASCAR and FOX Deportes, the number one U.S. Latino Sports network, joined together to provide the sport's most expansive Spanish-language broadcast offering with coverage of 15 Sprint Cup Series races, including for the first time, a Spanish-language broadcast of the 2013 Daytona 500.  As a result, Hispanic viewership of the NASCAR Sprint Cup series grew approximately +40 percent in 2013 versus 2012, with an even stronger +87percent increase over prior year during the Chase for the NASCAR Sprint Cup.
We are supporting the IAP on a number of fronts. As referenced above, we are committed to improving our major motorsports facilities to create stronger fan engagement. In particular and one of the most important projects in our history is the redevelopment of the frontstretch of Daytona, the Company's 54-year-old flagship motorsports facility, to enhance the event experience for our fans, marketing partners, broadcasters and the motorsports industry (See "DAYTONA Rising: Reimagining an American Icon"). We are confident that elevating the experience at the most important motorsports facility in North America will grow the Daytona 500 brand, our 12 other major motorsports facilities' brands and NASCAR's brand. And, ultimately it will positively influence attendance trends as well as corporate involvement in the sport and the long-term strength of future broadcast media rights revenues
Corporate Partnerships
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
From an entitlement perspective, we had secured all NASCAR Sprint Cup and Nationwide and Camping World Truck series event entitlements for the 2013 fiscal year, which allowed the sales team to focus more resources on media advertising, prospecting and growing official status categories. As a result, for our 2013 fiscal year, we were within just over one percentage point of our 2013 target.

Television Broadcast and Ancillary Media Rights
Domestic broadcast and ancillary media rights fees revenues are ISC's largest revenue segment, accounting for approximately 47.7 percent of 2013 total revenues. Starting in 2007, NASCAR entered into combined eight-year agreements with FOX, ABC/ESPN, TNT and SPEED for the domestic broadcast and related rights for its three national touring series - Sprint Cup, Nationwide and Camping World Truck. The agreements total approximately $4.5 billion over the eight-year period from 2007 through 2014, representing an approximate $560.0 million gross average annual rights fee for the industry. The industry rights fees were approximately $530.0 million, $545.0 million, $565.0 million, $585.0 million and $605.0 million for fiscal 2009, 2010, 2011, 2012, and 2013 respectively, and will be approximately $630.0 million for 2014.
In August 2013, NASCAR finalized multi-platform broadcast rights agreements with NBCUniversal (“NBC”) and Fox Sports Group (“FOX”) for 10 years, beginning in 2015 through the 2024 season, for the broadcast and related rights for NASCAR's three national touring series. Financial terms were not disclosed but leading industry sources value the combined agreements at approximately $8.2 billion over the 10 years. The agreements include Spanish-language rights and 'TV Everywhere rights', which will allow NASCAR content to stream over the broadcasters-affiliated websites.
FOX has exclusive rights to the first 16 NASCAR Sprint Cup Series point races beginning each year with the prestigious Daytona 500. In addition, FOX retains the rights to the NASCAR Sprint All-Star Race, The Sprint Unlimited, Budweiser Duel, 14 NASCAR Nationwide Series events and the entire NASCAR Camping World Truck Series. NBC has exclusive rights to the final 20 NASCAR Sprint Cup Series points races, final 19 NASCAR Nationwide Series events, select NASCAR Regional & Touring Series events and other live content beginning in 2015. In total, NASCAR will have the same number of Sprint Cup races on network television, 16; 9 on FOX and 7 on NBC; as it does in the current television package.
While the media landscape continues to evolve, we believe NASCAR's position in the sports and entertainment industry remains strong. The NASCAR Sprint Cup Series remains the second highest rated regular season sport on television. Fan engagement for the sport is at its highest in three years, according the Nielsen, with viewers tuning in for 46 percent of all minutes, on average, across all Sprint Cup races in 2013.
For the 2013 season, NASCAR Sprint Cup Series events ranked among the top 2 sports of the weekend on television 22 out of 36 point event weekends.  An average of 5.8 million viewers tuned into each NASCAR Sprint Cup Series event resulting in nearly 70 million unique viewers of the NASCAR Sprint Cup Series during the 2013 season. In addition, the NASCAR Nationwide Series ranked as the second-highest rated motorsports series on television with over 32 million unique viewers during 2013 season. The NASCAR Camping World Truck Series was the third-highest rated motorsports series on cable television behind NASCAR Sprint Cup and NASCAR Nationwide series’.  The inaugural NASCAR Camping World Truck event at the Eldora Speedway in 2013 ranked among the top 10 most-viewed NASCAR Camping World Truck events in SPEED history.
NASCAR's solid ratings as well as other factors such as the strong demand for live broadcasting and the proliferation of digital video recorders (“DVR”) and on-demand content were significant factors for NASCAR signing the largest broadcast rights deal in the sport's 65-year history. According to Nielsen (December 2013), nearly half (49 percent) of homes with a television have a DVR growing from 42 percent in 2011 and 33 percent in 2009.
In August 2013, FOX debuted its 24-hour Fox Sports 1 network to compete with ESPN. Fox Sports 1 is available in approximately 90.0 million TV households. In addition to NASCAR (beginning in 2015), Fox Sports 1 has new or renewed deals for Major League Baseball, college football and basketball, Ultimate Fighting Championship as well as other sports. Fox Sports 1 represents the latest in the long migration of marquee sports from broadcast TV to cable/satellite, who generally can support a higher investment due to subscriber fees that are not available to traditional networks.
NBC Sports Network is in approximately 78.0 million homes, and in addition to NASCAR (beginning in 2015) serves sports fans by airing coverage of the Olympic Games and Trials as well as the National Hockey League (NHL), Major League Soccer (MLS), IndyCar Series, Tour de France, major college football and basketball, and horse racing surrounding the Triple Crown, among other events.
Domestic broadcast media rights fees provide significant cash flow visibility to us, race teams and NASCAR over the contract term. Television broadcast and ancillary rights fees received from NASCAR for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events conducted at our facilities under these agreements, and recorded as part of motorsports related revenue, were approximately $278.8 million, $281.2 million and $292.5 million for fiscal 2011, 2012 and 2013, respectively. Operating income generated by these media rights were approximately $204.5 million, $204.4 million and $213.0 million for fiscal 2011, 2012 and 2013, respectively.
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
Sanctioning Bodies
Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction events at our facilities, particularly with NASCAR, whose sanctioned events at our wholly owned facilities accounted for approximately 90.6 percent of our revenues in fiscal 2013. NASCAR continues to entertain and discuss proposals from track operators regarding potential realignment of their portfolio of NASCAR Sprint Cup Series dates to more geographically diverse and potentially more desirable markets where there may be greater demand, resulting in an opportunity for increased revenues to the track operators. We believe that realignments have provided, and will continue to provide, incremental net positive revenue and earnings as well as further enhance the sport's exposure in highly desirable markets, which we believe benefits the sport's fans, teams, sponsors and television broadcast partners as well as promoters.
Capital Improvements
Enhancing the live event experience for our guests is a critical strategy for our future growth. We compete for the consumers' discretionary dollar with other entertainment options such as concerts and other major sporting events not just motorsports events. We remain convinced that our focus on driving incremental earnings by improving the fan experience will, in time, lead to increased ticket sales with better pricing power, growth in sponsorship and hospitality sales, better prospects for continued growth in broadcast media rights fees agreements, and greater potential to capture market share.
Today's consumer wants improved traffic flow, comfortable and wider seating, clean and available facilities, more points of sale, enhanced audio and visual engagement, social zones and greater connectivity. Providing these enhancements often requires capital spending. We also anticipate modest capital spending on other projects for maintenance, safety and regulatory requirements. We are confident that by delivering memorable guest experiences, along with attractive pricing and fantastic racing, we will generate increased revenues as well as bottom-line results.
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
The Hollywood Casino at Kansas Speedway provided positive cash flow to us and included positive equity income in our consolidated statement of operations for fiscal 2012 and 2013. We expect for our 2014 fiscal year that our share of the cash flow from the casino's operations will be approximately $18.0 million to $20.0 million dollars.
More recently, we entered in to a 50/50 joint venture with Atlanta-based Jacoby Development, Inc. (“Jacoby”) to develop a mixed-use and entertainment destination located directly across from the legendary Daytona International Speedway. This potential landmark development, named ONE DAYTONA, encompasses 189 acres ISC already owns. The preliminary conceptual designs for the first phase of ONE DAYTONA include 1.1 million square feet of world-class shopping, fine dining, upscale residential, hotels, offices, theater and other entertainment just steps from the “World Center of Racing.” Bass Pro Shops®, America's most popular outdoor store, and Cobb Theatres, the highly respected Southeastern-based exhibitor, have both signed letters of intent to anchor ONE DAYTONA (see “ONE DAYTONA”).
We remain interested in pursuing further ancillary developments at certain of our other motorsports facilities.

Current Operations Comparison
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	For the Year Ended
	2011	2012	2013
Revenues:
Admissions, net	22.9%	22.2%	21.2%
Motorsports related	67.6	68.1	69.5
Food, beverage and merchandise	7.6	7.5	7.2
Other	1.9	2.2	2.1
Total revenues	100.0	100.0	100.0
Expenses:
Direct:
Prize and point fund monies and NASCAR sanction fees	24.6	25.3	26.0
Motorsports related	19.8	20.5	20.6
Food, beverage and merchandise	5.8	5.8	5.4
General and administrative	15.7	16.8	17.1
Depreciation and amortization	12.2	12.7	15.3
Losses on retirements of long-lived assets	0.7	1.8	2.7
Total expenses	78.8	82.9	87.1
Operating income	21.2	17.1	12.9
Interest expense, net	(2.3)	(2.2)	(2.5)
Loss on early redemption of debt	—	(1.5)	—
Other	—	0.2	—
Equity in net (loss) income from equity investments	(0.7)	0.5	1.5
Income before income taxes	18.2	14.1	11.9
Income taxes	7.2	5.2	4.5
Net income	11.0%	8.9%	7.4%
Comparison of Fiscal 2013 to Fiscal 2012
The comparison of fiscal 2013 to fiscal 2012 is impacted by the following factors:

•
Economic conditions, including those affecting disposable consumer income and corporate budgets such as employment, business conditions, interest rates and taxation rates, continued to impact our ability to sell tickets to our events and to secure revenues from corporate marketing partnerships. We believe that unprecedented adverse economic trends, particularly the decline in consumer confidence and the level of unemployment, contributed to the decrease in attendance related as well as corporate partner revenues for certain of our motorsports entertainment events beginning in mid-2008;

•
In fiscal 2013, we expensed approximately $2.8 million, or $0.04 per diluted share, of certain ongoing carrying costs related to our Staten Island property. During fiscal 2012, we expensed approximately $4.6 million of similar costs;

•
During fiscal 2013, we recognized a charge relating to a legal judgment of litigation involving certain ancillary facility operations of approximately $0.5 million, or $0.01 per diluted share. During fiscal 2012, we recognized a charge relating to a settlement of a litigation involving certain ancillary facility operations of approximately $1.2 million;

•
In fiscal 2013, we recognized approximately $1.5 million, or $0.02 per diluted share, in marketing and consulting costs that are included in general and administrative expense related to DAYTONA Rising. During fiscal 2012, we recognized approximately $0.4 million of similar costs;

•
During fiscal 2013, we recognized approximately $15.4 million, or $0.20 per diluted share, of accelerated depreciation that was recorded due to the shortening the service lives of certain assets associated with DAYTONA Rising and capacity management initiatives. There were no comparable amounts in fiscal 2012;

•
In fiscal 2013, we recognized approximately $16.6 million, or $0.21 per diluted share, of losses associated with asset retirements primarily attributable to the removal of assets not fully depreciated in connection with DAYTONA Rising, capacity management initiatives and other capital improvements. Included in these losses were approximately

$6.6 million of expenditures related to demolition and/or asset relocation costs, the remaining charges were non-cash. During fiscal 2012, we recognized approximately $11.1 million of similar charges;

•
In fiscal 2013, we recognized approximately $0.8 million, or $0.01 per diluted share, in capitalized interest related to DAYTONA Rising. There was no comparable amounts related to DAYTONA Rising in fiscal 2012;

•
During fiscal 2012, we recognized approximately $9.1 million in expenses, or $0.12 per diluted share, related to the redemption of the remaining $87.0 million principal 5.40 percent Senior Notes maturing in 2014;

•
In fiscal 2013, we recorded approximately $0.1 million, or less than $0.01 per diluted share, net gain on the sale of certain assets. In fiscal 2012, we recognized approximately $0.9 million of similar net gains; and

•
During fiscal 2013, we recognized approximately $9.4 million of income from equity investments associated with our Hollywood Casino at Kansas Speedway, which included a $1.1 million credit for previously paid property taxes related to resolution of amounts under appeal. During fiscal 2012, we recognized income of approximately $2.8 million from this equity investment, which included results of operations beginning in February 2012, net of charges related to certain start up costs through the opening.

Admissions revenue decreased approximately $6.3 million, or 4.6 percent, in fiscal 2013 as compared to fiscal 2012. The decrease is largely attributable to decreased attendance for certain events held during fiscal 2013, including certain events held during Speedweeks at Daytona and the impact of inclement weather at Talladega and Chicagoland. To a lesser extent, a lower weighted average ticket price for certain of the events contributed to the decline. The 2012 Daytona 500 was postponed for a day due to inclement weather.  Historically, rain delayed or postponed events due to inclement weather have a negative impact on the following year's ticket renewals for those events.  As a result of the postponement in 2012, we believe the 2013 Daytona 500 renewals were negatively impacted, which contributed to a significant portion of the fiscal 2013 decline.
Motorsports related revenue increased approximately $8.8 million, or 2.1 percent, in fiscal 2013 as compared to fiscal 2012. The increase is largely attributable to increases in television broadcast revenue for certain events held during fiscal 2013 and, specifically, during Speedweeks at Daytona. Also contributing to the increase was an increase in the payout of fiscal 2012 ancillary rights fees during fiscal 2013. Partially offsetting the increases were lower Motor Racing Network advertising and Sprint Vision revenues.
Food, beverage and merchandise revenue decreased approximately $1.9 million, or 4.2 percent, in fiscal 2013 as compared to fiscal 2012. The decrease is largely due to attendance decreases and lower catering revenues for certain events. To a lesser extent, higher sales in fiscal 2012 driven by an extra day of selling opportunity as a result of the aforementioned rain delayed and rescheduled Daytona 500 contributed to the decrease in the current year.
Prize and point fund monies and NASCAR sanction fees increased by approximately $4.7 million, or 3.0 percent, in fiscal 2013 as compared to fiscal 2012. The increase is due to increases in television broadcast rights fees for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events held during the periods as standard NASCAR sanctioning agreements require a specific percentage of television broadcast rights fees to be paid to competitors. Higher sanction fees paid to NASCAR also contributed to the increases.
Motorsports related expense increased slightly by approximately $0.9 million, or 0.7 percent, in fiscal 2013 as compared to fiscal 2012. The slight increase is related to aforementioned merit pay increases as well as advertising costs, maintenance costs and other purchased services as well as a net increase in costs for certain non-comparable events year over year. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue remained consistent at approximately 22.7 percent for fiscal 2013, as compared to 22.6 percent for the same period in the prior year.
Food, beverage and merchandise expense decreased approximately $2.5 million, or 7.0 percent, in fiscal 2013 as compared to fiscal 2012. The decrease is substantially attributable to lower catering and merchandise sales as well as improved margin on catering and concession sales for events held during the periods. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue decreased to approximately 75.3 percent for fiscal 2013, as compared to 77.5 percent for the same period in the prior year. The increase in margin is a result of streamlined menus throughout our facilities aimed at reducing overall food costs by leveraging purchasing power while elevating quality and delivery.
General and administrative expense increased approximately $2.0 million, or 1.9 percent, in fiscal 2013 as compared to fiscal 2012. The increase is primarily attributable to certain costs related to DAYTONA Rising, the loss accrual associated with the incident at Daytona (see "Legal Proceedings"), a judgment in litigation involving certain ancillary facility operations, and certain administrative costs including the aforementioned merit pay increases. Slightly offsetting the increases were reductions in property taxes at certain facilities and the settlement of litigation involving certain ancillary facility operations in fiscal 2012. General and administrative expenses as a percentage of total revenues increased negligibly to approximately 17.1 percent for fiscal 2013, as compared to 16.8 percent for fiscal 2012.

Depreciation and amortization expense increased approximately $16.1 million, or 20.7 percent, in fiscal 2013 as compared to fiscal 2012. The increase was primarily attributable accelerated depreciation resulting from shortening the service lives of certain assets associated with DAYTONA Rising and the aforementioned capacity management initiatives at certain of our facilities.
Losses on retirements of long-lived assets of approximately $16.6 million during fiscal 2013 is primarily attributable to the aforementioned capacity management initiatives at certain of our facilities, removal of certain assets related to DAYTONA Rising, as well as guest enhancements at our other facilities. The losses on retirements of long-lived assets of approximately $11.1 million in fiscal 2012 is primarily attributable to the removal of certain assets not fully depreciated in connection with the repaving of the track at Kansas, as well as guest enhancements at our other facilities.
Interest income during fiscal 2013 was comparable to fiscal 2012.
Interest expense increased approximately $1.7 million, or 12.7 percent, in fiscal 2013, as compared to fiscal 2012. The increase is due to lower capitalized interest, as well as interest on the $100.0 million principal 3.95 percent Senior Notes, issued in September 2012. Significantly offsetting the increase was the redemption of the remaining $87.0 million principal 5.40 percent Senior Notes in March 2012 as well as there being no borrowings outstanding on our $300.0 million revolving credit facility during fiscal 2013.
Equity in net income from equity investments in fiscal 2013 and 2012, respectively, represents our 50.0 percent equity investments in Hollywood Casino at Kansas Speedway (see “Equity and Other Investments”). We did not recognize any net income or loss from our equity investment in MA in fiscal 2013 or in fiscal 2012.
Our effective income tax rate increased from approximately 36.7 percent to approximately 38.0 percent during fiscal 2013 compared to fiscal 2012 (see “Income Taxes”).
As a result of the foregoing, net income decreased approximately $9.3 million, or $0.21 per diluted share, for fiscal 2013 as compared to fiscal 2012.
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

•	The NASCAR Camping World Truck Series event held at Darlington Raceway in fiscal 2011 was not held in fiscal 2012;

•	The NASCAR Nationwide Series event held at Stock Car Montreal in fiscal 2011 was no longer held starting in fiscal 2012;

•	Auto Club Speedway held an IndyCar Series event in fiscal 2012, for which there was no comparable event in fiscal 2011

•	Lower ancillary revenues in 2012 as compared to prior years primarily resulting from the expiration of a NASCAR licensing agreement for satellite radio rights;

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

•
In fiscal 2012, we recognized approximately $11.1 million, or $0.15 per diluted share, losses on retirement of long-lived assets primarily attributable to the removal of assets not fully depreciated in connection with certain capital improvements. In fiscal 2011, we recognized losses on retirement of long-lived assets totaling approximately $4.7 million, or $0.06 per diluted share, primarily attributable to the removal of assets not fully depreciated in connection with certain capital improvements;

•	During fiscal 2012, we recognized approximately $9.1 million in expenses, or $0.12 per diluted share, related to the redemption of $87.0 million principal 5.40 percent Senior Notes maturing in 2014.

•	During fiscal 2012, we recorded approximately $0.9 million, or $0.01 per diluted share, net gain on the sale of certain assets; and

•
In fiscal 2012 , we recognized approximately $2.8 million of income from equity investments associated with our Hollywood Casino at Kansas Speedway, which included results of operations beginning in February 2012, net of charges related to certain start up costs through the opening. In fiscal 2011, we recognized a loss of approximately $4.2 million, or $0.05 per diluted share, from this equity investment consisting of start up costs prior to opening in fiscal 2012.

Admissions revenue decreased approximately $8.3 million, or 5.8 percent, in fiscal 2012 as compared to fiscal 2011. The decrease is largely attributable to the previously discussed NASCAR Nationwide event at Stock Car Montreal, as well as decreases in attendance at certain other events held during the fiscal year. Partially offsetting the decrease was the previously discussed IndyCar Series event held at Auto Club Speedway in fiscal 2012, for which there was no comparable event in fiscal 2011, as well as increased attendance for certain events conducted during Speedweeks at Daytona.
Motorsports related revenue decreased approximately $9.0 million, or 2.1 percent, in fiscal 2012 as compared to fiscal 2011. The decrease is largely attributable to the previously discussed NASCAR Nationwide event at Stock Car Montreal, as well as the previously discussed reduction in ancillary rights and decreases in sponsorship, suite and hospitality revenue for certain events held during the periods. Partially offsetting these decreases were increases in television broadcast revenue for events held during fiscal 2012, as well as the previously discussed IndyCar Series event held at Auto Club Speedway in fiscal 2012, for which there was no comparable event in the prior year.
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
Prize and point fund monies and NASCAR sanction fees increased slightly by approximately $0.1 million, or 0.1 percent, in fiscal 2012 as compared to fiscal 2011. The slight increase is due to increased television broadcast rights fees for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events as standard NASCAR sanctioning agreements require a specific percentage of television broadcast rights fees to be paid to competitors. Substantially offsetting the increase was prize, point and sanction fees related to the previously discussed NASCAR Nationwide event at Stock Car Montreal.
Motorsports related expense increased slightly by approximately $0.2 million, or 0.2 percent, in fiscal 2012 as compared to fiscal 2011. The slight increase is related to the previously discussed IndyCar Series event held at Auto Club Speedway in fiscal 2012, for which there was no comparable event, as well as increases in expenses related to the certain non-event operations and other events conducted during the period. Largely offsetting the increases was the previously discussed NASCAR Nationwide event at Stock Car Montreal. Sustaining cost containment initiatives implemented through fiscal 2011 helped to hold down expense growth. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue increased to approximately 22.6 percent for fiscal 2012, as compared to 21.9 percent for the same period in the prior year. The margin decrease was primarily due to lower admissions and motorsports related revenue coupled with the previously mentioned increase in expenses.
Food, beverage and merchandise expense decreased approximately $1.1 million, or 3.0 percent, in fiscal 2012 as compared to fiscal 2011. The decrease is substantially attributable to expenses related to concession sales for non-motorsports events held in fiscal 2011, that were not held in fiscal 2012. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue increased to approximately 77.5 percent for fiscal 2012, as compared to 76.8 percent for the same period in the prior year. This decreased margin was attributable to one time organizational restructuring efforts related to strategic realignment of the food and beverage operations.
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
Depreciation and amortization expense increased approximately $1.0 million, or 1.3 percent, in fiscal 2012 as compared to fiscal 2011. The overall increase was attributable to capital expenditures for our ongoing facility enhancements and related initiatives.

The losses on retirements of long-lived assets of approximately $11.1 million during fiscal 2012 is primarily attributable to the removal of certain assets not fully depreciated in connection with the repaving of the track at Kansas, as well as guest enhancements at Talladega, Richmond, and our other facilities.
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
Loss on early redemption of debt of approximately $9.1 million in fiscal 2012 is attributable to the aforementioned redemption of $87.0 million principal 5.40 percent Senior Notes maturing in 2014. There was no comparable amount in fiscal 2011.
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
As a result of the foregoing, net income decreased approximately $14.8 million, or $0.28 per diluted share, for fiscal 2012 as compared to fiscal 2011.
Liquidity and Capital Resources
General
We have historically generated sufficient cash flow from operations to fund our working capital needs, capital expenditures at existing facilities, and return of capital through payments of an annual cash dividend and repurchase of our shares under our Stock Purchase Plan. In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance of long-term debt, borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects. The following table sets forth certain selected financial information as of November 30, (in thousands):

	2011	2012	2013
Cash and cash equivalents	$110,078	$78,379	$172,827
Working capital	75,759	50,868	153,780
Total debt	316,152	276,932	274,487
At November 30, 2013, our working capital was primarily supported by our cash and cash equivalents totaling approximately $172.8 million, an increase of approximately $94.4 million from November 30, 2012. Significant cash flow items during fiscal the fiscal years ended November 30 are as follows (in thousands):

	2011	2012	2013
Net cash provided by operating activities	$199,032	$150,925	$173,395
Capital expenditures	(76,848)	(82,872)	(85,539)
Distribution from equity investee and affiliate	—	11,000	21,500
Proceeds from sale of Staten Island property	—	—	5,322
Equity investments and advances to affiliate	(60,625)	(51,984)	—
Net payments related to our credit facility	(52,000)	(50,000)	—
Net proceeds (payments) related to long-term debt	61,784	10,694	(2,513)
Dividends paid and reacquisitions of previously issued common stock	(45,989)	(19,839)	(10,488)
Distributions from equity investee and affiliates for fiscal 2013, totaling $21.5 million, include $8.2 million received as a distribution from its profits included in net cash provided by operating activities on our statement of cash flows. The remaining $13.3 million received was recognized as a return of capital from investing activities on our statement of cash flows.

Our liquidity is primarily generated from our ongoing motorsports operations, and we expect our strong operating cash flow to continue in the future. In addition, as of November 30, 2013, we have approximately $296.0 million available to draw upon under our 2012 Credit Facility, if needed. See “Future Liquidity” for additional disclosures relating to our credit facility and certain risks that may affect our near term operating results and liquidity.
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
Capital Expenditures
As discussed in “Future Trends in Operating Results,” an important strategy for our future growth will come from investing in our major motorsports facilities to enhance the live event experience and better enable us to effectively compete with other entertainment venues for consumer and corporate spending.
In June 2013, ISC's board of directors endorsed a capital allocation plan for fiscal 2013 through fiscal 2017 to not exceed $600.0 million in capital expenditures over that period. The five-year capital allocation plan encompasses all the capital expenditures for ISC's 13 major motorsports facilities, including DAYTONA Rising, as well as any equity commitments to undertake including ONE DAYTONA. Of the endorsed five-year capital allocation plan, DAYTONA Rising will account for between $375.0 million to $400.0 million of the $600.0 million.
Capital expenditures for projects at existing facilities, including those related to DAYTONA Rising, grandstand seating enhancements at Talladega; concourse improvements at Richmond; and a variety of other improvements and renovations, was approximately $85.5 million for our 2013 fiscal year. In addition, we incurred charges of approximately $16.6 million of losses on asset retirements, of which approximately $6.6 million of of these charges were cash expenditures related to demolition and/or asset relocation costs. In comparison, we spent approximately $82.9 million for fiscal 2012, on capital expenditures for projects at our existing facilities.
With the majority of the capital expenditures for DAYTONA Rising occurring in fiscal 2014 and 2015, we estimate capital expenditures, exclusive of capitalized interest, across all of ISC's existing facilities will be approximately $200.0 million for fiscal 2014 and approximately $180.0 million for fiscal 2015. With a target completion date of DAYTONA Rising in January 2016, capital expenditures will then decrease significantly with an expectation of capital expenditures for projects at all of ISC's existing facilities, exclusive of capitalized interest, to be between $60.0 to $70.0 million in fiscal 2016 and fiscal 2017.
At November 30, 2013, we have approximately $330.7 million remaining in capital allocation projects currently approved for our existing facilities. These projects include DAYTONA Rising; grandstand improvements associated with capacity management at Chicagoland, Michigan, Richmond and Talladega; facility infrastructure improvements at Phoenix: improvements to the dragway at Auto Club Speedway; and a variety of other improvements and renovations to our facilities that enable us to effectively compete with other sports venues for consumer and corporate spending.
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
Our cash flow from operations consists primarily of ticket, hospitality, merchandise, catering and concession sales and contracted revenues arising from television broadcast rights and marketing partnerships. We believe that cash flows from operations, along with existing cash, cash equivalents, distributions from our equity investees and available borrowings under our credit facility, will be sufficient to fund:

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
Long-Term Obligations and Commitments
Our $65.0 million principal amount of senior unsecured notes (“4.63 percent Senior Notes”) bear interest at 4.63 percent and are due January 2021, require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.63 percent Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Certain of our wholly owned domestic subsidiaries are guarantors of the 4.63 percent Senior Notes. The 4.63 percent Senior Notes also contain various restrictive covenants. At November 30, 2013, outstanding principal on the 4.63 percent Senior Notes was approximately $65.0 million.
Our $100.0 million principal amount of senior unsecured notes (“3.95 percent Senior Notes”) bear interest at 3.95 percent and are due September 2024. The 3.95 percent Senior Notes require semi-annual interest payments on March 13 and September 13 through their maturity. The 3.95 percent Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Certain of our wholly owned domestic subsidiaries are guarantors of the 3.95 percent Senior Notes. The 3.95 percent Senior Notes also contain various restrictive covenants. At November 30, 2013, outstanding principal on the 3.95 percent Senior Notes was approximately $100.0 million.
Our wholly owned subsidiary, Chicagoland Speedway Corporation, which owns and operates Chicagoland and Route 66, has debt outstanding in the form of revenue bonds payable (“4.82 percent Revenue Bonds”), consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.82 percent Revenue Bonds have an interest rate of 4.82 percent and a monthly payment of approximately $29,000 principal and interest. At November 30, 2013, outstanding principal on the 4.82 percent Revenue Bonds was approximately $0.7 million.
The term loan (“6.25 percent Term Loan”), related to our International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.25 percent, and a current monthly payment of approximately $292,000 principal and interest. At November 30, 2013, the outstanding principal on the 6.25 percent Term Loan was approximately $49.9 million.
In January 1999, the Unified Government issued approximately $71.3 million in TIF bonds in connection with the financing of construction of Kansas Speedway. At November 30, 2013, outstanding TIF bonds totaled approximately $58.9 million, net of the unamortized discount, which is comprised of a $9.8 million principal amount, 6.15 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.75 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by our wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on A pril 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway’s boundaries and are not our obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At November 30, 2013, the Unified Government had approximately $1.7 million in 2002 STAR Bonds outstanding. Under a keepwell agreement, we have agreed to provide financial assistance to KSC, if necessary, to support its guarantee of the 2002 STAR Bonds.
The 2012 Credit Facility contains a feature that allows us to increase the credit facility from $300.0 million to a total of $500.0 million, subject to certain conditions. The 2012 Credit Facility is scheduled to mature in November 2017, and accrues interest at LIBOR plus 100.0 — 162.5 basis points, depending on the better of our debt rating as determined by specified rating agencies or our leverage ratio. The 2012 Credit Facility contains various restrictive covenants. At November 30, 2013, we had no outstanding borrowings under the 2012 Credit Facility.
At November 30, 2013 we had contractual cash obligations to repay debt and to make payments under operating agreements, leases and commercial commitments in the form of guarantees and unused lines of credit. Payments due under these long-term obligations are as follows as of November 30, 2013 (in thousands):

		Obligations Due by Period
	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt	$275,070	$2,807	$6,844	$7,829	$257,590
Interest	147,269	14,051	27,538	26,854	78,826
Motorsports entertainment facility operating agreement	22,560	2,220	3,372	2,110	14,858
Other operating leases	43,505	3,674	4,570	2,714	32,547
Total Contractual Cash Obligations	$488,404	$22,752	$42,324	$39,507	$383,821
Commercial commitment expirations are as follows as of November 30, 2013 (in thousands):

		Commitment Expiration by Period
	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years
Guarantees	$1,660	$250	$470	$355	$585
Unused credit facilities	300,000	—	—	300,000	—
Total Commercial Commitments	$301,660	$250	$470	$300,355	$585
DAYTONA Rising: Reimagining an American Icon
DAYTONA Rising is the redevelopment of the frontstretch of Daytona, ISC's 54-year-old flagship motorsports facility, to enhance the event experience for our fans, marketing partners, broadcasters and the motorsports industry. We currently anticipate DAYTONA Rising to cost between $375.0 million to $400.0 million, excluding capitalized interest, which we expect to fund from cash on hand, cash from our operations, and we may use borrowings on our credit facility for a limited period of time.
Total spending incurred for DAYTONA Rising was approximately $51.4 million for fiscal 2013. Based on our current expectations of DAYTONA Rising, we have identified existing assets that are expected to be impacted by the redevelopment and that those assets will require accelerated depreciation or losses on asset retirements, totaling approximately $50.0 million over the approximate 26-month project time span. During fiscal 2013, we recognized accelerated depreciation and losses on retirements of assets totaling approximately $12.3 million.
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
Despite not anticipating the need for additional long-term debt to fund this project, accounting rules dictate that we capitalize a portion of the interest on existing outstanding debt during the construction period.  We estimate that we will record approximately $22.0 million of capitalized interest from fiscal 2014 through fiscal 2016, with roughly half of the capitalized interest will be recorded in fiscal 2015.  In addition our depreciation expense will increase between $12.0 million to $17.0 million beginning in fiscal 2016 to approximately $90.0 million to $100.0 million annually and then decrease due to lower capital spending to approximately $85.0 million to $90.0 million beginning in fiscal 2019.
The vision for DAYTONA Rising places an emphasis on enhancing the complete fan experience, beginning with five expanded and redesigned fan entrances, or injectors. Each injector will lead directly to a series of escalators and elevators - over 40 escalators and 14 elevators total - that will transport fans to any of the three different concourse levels. Each concourse level will feature spacious and strategically-placed social "neighborhoods" along the nearly mile-long frontstretch.
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
In addition to enhancing the fan experience, the corporate entertainment platform will be completely transformed with DAYTONA Rising. Corporate hospitality will be moved into permanent structures inside the new grandstand, providing premier facilities for corporate entertaining throughout our events. In addition, over 60 trackside suites will provide our premium guests with breathtaking views and first-class amenities befitting the “World Center of Racing.”
We expect that by providing our fans with a better experience as well as an expansive platform for our marketing partners upon completion in 2016, will provide an immediate incremental lift in Daytona International Speedway's revenues of approximately $20.0 million, and earnings before interest, taxes, depreciation and amortization ("EBITDA”) lift of approximately $15.0 million with a mid-single-digit growth rate. We also currently anticipate the project to be accretive to our net income per share within three years of completion.
ONE DAYTONA
We entered into a 50/50 joint venture with Atlanta-based Jacoby to develop a mixed-use and entertainment destination, named ONE DAYTONA, located adjacent to our 188,000 square foot office building, the International Motorsports Center, on 189 acres we own located directly across from our Daytona motorsports entertainment facility.
The preliminary conceptual designs for the first phase of ONE DAYTONA includes 1.1 million square feet of world-class shopping, fine dining, upscale residential, hotels, offices, theater and other entertainment just steps from the “World Center of Racing.” Bass Pro Shops®, America's most popular outdoor store, and Cobb Theatres, the highly respected Southeastern-based exhibitor, have both signed letters of intent to anchor ONE DAYTONA. We are in active discussions with other potential anchor tenants for ONE DAYTONA.
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
Recent Accounting Pronouncements
In February 2013, FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The objective of this Update is to set requirements for presentation for significant items reclassified to net income in their entirety during the period and for items not reclassified to net income in their entirety during the period. For public entities, the amended requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. This statement only impacts disclosures of reclassification adjustments and is not material to our financial statement presentation. We will adopt the amendments of this statement in fiscal 2014.
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
We have various debt instruments that are issued at fixed rates. These financial instruments, which have a fixed rate of interest, are exposed to fluctuations in fair value resulting from changes in market interest rates. The fair values of long-term debt are based on quoted market prices at the date of measurement. Our credit facilities approximate fair value as they bear interest rates that approximate market. At November 30, 2013, we had no variable debt outstanding.

At November 30, 2013, the fair value of our total long-term debt as determined by quotes from financial institutions was approximately $293.0 million. The potential decrease in fair value resulting from a hypothetical 10.0 percent shift in interest rates would be approximately $5.2 million at November 30, 2013.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
International Speedway Corporation
We have audited the accompanying consolidated balance sheets of International Speedway Corporation (the Company) as of November 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Speedway Corporation at November 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), International Speedway Corporation’s internal control over financial reporting as of November 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated January 28, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Jacksonville, Florida
January 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
International Speedway Corporation

We have audited International Speedway Corporation’s internal control over financial reporting as of November 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). International Speedway Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, International Speedway Corporation maintained, in all material respects, effective internal control over financial reporting as of November 30, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of International Speedway Corporation as of November 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2013 of International Speedway Corporation and our report dated January 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Jacksonville, Florida
January 28, 2014

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30,
	2012	2013
	(in thousands, except share and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$78,379	$172,827
Receivables, less allowance of $1,000 in 2012 and 2013, respectively	30,830	25,910
Inventories	3,020	2,619
Income taxes receivable	6,202	17,399
Deferred income taxes	2,029	3,122
Prepaid expenses and other current assets	7,159	13,965
Total Current Assets	127,619	235,842
Property and Equipment, net	1,362,186	1,276,976
Other Assets:
Equity investments	146,378	134,327
Intangible assets, net	178,649	178,628
Goodwill	118,791	118,791
Other	8,118	72,942
	451,936	504,688
Total Assets	$1,941,741	$2,017,506
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$2,513	$2,807
Accounts payable	12,630	27,669
Deferred income	42,818	35,679
Income taxes payable	1,941	—
Other current liabilities	16,849	15,907
Total Current Liabilities	76,751	82,062
Long-Term Debt	274,419	271,680
Deferred Income Taxes	328,223	366,531
Long-Term Deferred Income	10,455	8,604
Other Long-Term Liabilities	3,083	1,474
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 26,081,558 and 26,182,518 issued and outstanding in 2012 and 2013, respectively	260	261
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 20,050,277 and 19,994,663 issued and outstanding in 2012 and 2013, respectively	200	200
Additional paid-in capital	442,474	445,097
Retained earnings	811,172	846,235
Accumulated other comprehensive loss	(5,296)	(4,638)
Total Shareholders’ Equity	1,248,810	1,287,155
Total Liabilities and Shareholders’ Equity	$1,941,741	$2,017,506
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Year Ended November 30,
	2011	2012	2013
	(in thousands, except share and per share amounts)
REVENUES:
Admissions, net	$144,433	$136,099	$129,824
Motorsports related	425,655	416,699	425,530
Food, beverage and merchandise	47,863	45,985	44,046
Other	11,734	13,584	13,240
	629,685	612,367	612,640
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	154,562	154,673	159,349
Motorsports related	124,861	125,072	125,928
Food, beverage and merchandise	36,744	35,642	33,150
General and administrative	98,795	102,958	104,925
Depreciation and amortization	76,871	77,870	93,989
Losses on retirements of long-lived assets	4,687	11,143	16,607
	496,520	507,358	533,948
Operating income	133,165	105,009	78,692
Interest income	139	102	96
Interest expense	(14,710)	(13,501)	(15,221)
Loss on early redemption of debt	—	(9,144)	—
Other	—	1,008	75
Equity in net (loss) income from equity investments	(4,177)	2,757	9,434
Income before income taxes	114,417	86,231	73,076
Income taxes	44,993	31,653	27,784
Net income	$69,424	$54,578	$45,292
Earnings per share:
Basic and diluted	$1.46	$1.18	$0.97

Dividends per share	$0.18	$0.20	$0.22

Basic weighted average shares outstanding	47,602,574	46,386,355	46,470,647

Diluted weighted average shares outstanding	47,611,179	46,396,631	46,486,561
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Comprehensive Income

	Year Ended November 30,
	2011	2012	2013
	(in thousands)
Net income	$69,424	$54,578	$45,292
Other comprehensive income:
Foreign currency translation, net of tax benefit (expense) of $12, ($8) and $0, respectively	19	(13)	—
Amortization of interest rate swap, net of tax benefit of $397, $424 and $424, respectively	594	658	658
Comprehensive income	$70,037	$55,223	$45,950
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands)

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
Balance at November 30, 2010	$275	$203	$481,154	$712,099	$(6,554)	$1,187,177
Net income	—	—	—	69,424	—	69,424
Other comprehensive income	—	—	—	—	613	613
Exercise of stock options	—	—	51	—	—	51
Cash dividends ($.18 per share)	—	—	—	(8,585)	—	(8,585)
Reacquisition of previously issued common stock	(14)	—	(37,390)	—	—	(37,404)
Conversion of Class B Common Stock to Class A Common Stock	3	(3)	—	—	—	—
Other	—	—	(276)	—	—	(276)
Stock-based compensation	—	—	1,466	—	—	1,466
Balance at November 30, 2011	264	200	445,005	772,938	(5,941)	1,212,466
Net income	—	—	—	54,578	—	54,578
Other comprehensive income	—	—	—	—	645	645
Cash dividends ($.20 per share)	—	—	—	(9,283)	—	(9,283)
Reacquisition of previously issued common stock	(4)	—	(3,491)	(7,061)	—	(10,556)
Other	—	—	(914)	—	—	(914)
Stock-based compensation	—	—	1,874	—	—	1,874
Balance at November 30, 2012	260	200	442,474	811,172	(5,296)	1,248,810
Net income	—	—	—	45,292	—	45,292
Other comprehensive income	—	—	—	—	658	658
Exercise of stock options	1	—	340	—	—	341
Cash dividends ($.22 per share)	—	—	—	(10,229)	—	(10,229)
Reacquisition of previously issued common stock	—	—	(259)	—	—	(259)
Other	—	—	9	—	—	9
Stock-based compensation	—	—	2,533	—	—	2,533
Balance at November 30, 2013	$261	$200	$445,097	$846,235	$(4,638)	$1,287,155
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Year Ended November 30,
	2011	2012	2013
	(in thousands)
OPERATING ACTIVITIES
Net income	$69,424	$54,578	$45,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,871	77,870	93,989
Stock-based compensation	1,466	1,874	2,533
Amortization of financing costs	1,398	1,605	1,397
Deferred income taxes	35,688	12,184	36,012
Loss (income) from equity investments	4,177	(2,757)	(9,434)
Distribution from equitee investee	—	—	8,216
Losses on retirements of long-lived assets, non-cash	4,687	8,055	10,023
Other, net	551	(829)	(26)
Changes in operating assets and liabilities
Receivables, net	(2,163)	5,268	4,920
Inventories, prepaid expenses and other assets	(601)	966	(479)
Accounts payable and other liabilities	(649)	(2,521)	3,658
Deferred income	(4,955)	(3,023)	(8,990)
Income taxes	13,138	(2,345)	(13,716)
Net cash provided by operating activities	199,032	150,925	173,395
INVESTING ACTIVITIES
Capital expenditures	(76,848)	(82,872)	(85,539)
Decrease in restricted cash	1,002	—	—
Distribution from equity investee and affiliate	—	11,000	13,284
Equity investments and advances to affiliate	(60,625)	(51,984)	—
Proceeds from sale of Staten Island property	—	—	5,322
Other, net	(56)	1,423	646
Net cash used in investing activities	(136,527)	(122,433)	(66,287)
FINANCING ACTIVITIES
Proceeds under credit facility	30,000	130,000	—
Payments under credit facility	(82,000)	(180,000)	—
Proceeds from long-term debt	65,000	100,000	—
Payment of long-term debt	(3,216)	(89,306)	(2,513)
Deferred financing fees	(439)	(1,046)	—
Exercise of Class A common stock options	51	—	341
Cash dividends paid	(8,585)	(9,283)	(10,229)
Reacquisition of previously issued common stock	(37,404)	(10,556)	(259)
Net cash used in financing activities	(36,593)	(60,191)	(12,660)
Net (decrease) increase in cash and cash equivalents	25,912	(31,699)	94,448
Cash and cash equivalents at beginning of year	84,166	110,078	78,379
Cash and cash equivalents at end of year	$110,078	$78,379	$172,827
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2013
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF BUSINESS: International Speedway Corporation (“ISC”), including its wholly owned subsidiaries (collectively the “Company”), is a leading promoter of motorsports themed entertainment activities in the United States. As of November 30, 2013, the Company owned and/or operated 13 of the nation’s major motorsports entertainment facilities as follows:

Track Name	Location	Track Length
Daytona International Speedway	Daytona Beach, Florida	2.5 miles
Talladega Superspeedway	Talladega, Alabama	2.7 miles
Kansas Speedway	Kansas City, Kansas	1.5 miles
Richmond International Raceway	Richmond, Virginia	0.8 miles
Michigan International Speedway	Brooklyn, Michigan	2.0 miles
Auto Club Speedway of Southern California	Fontana, California	2.0 miles
Darlington Raceway	Darlington, South Carolina	1.3 miles
Chicagoland Speedway	Joliet, Illinois	1.5 miles
Martinsville Speedway	Martinsville, Virginia	0.5 miles
Phoenix International Raceway	Phoenix, Arizona	1.0 miles
Homestead-Miami Speedway	Homestead, Florida	1.5 miles
Watkins Glen International	Watkins Glen, New York	3.4 miles
Route 66 Raceway	Joliet, Illinois	0.25 miles
In 2013, these motorsports entertainment facilities promoted well over 100 stock car, open wheel, sports car, truck, motorcycle and other racing events, including:

•	21 National Association for Stock Car Auto Racing (“NASCAR”) Sprint Cup Series events;

•	15 NASCAR Nationwide Series events;

•	9 NASCAR Camping World Truck Series events;

•	3 International Motor Sports Association (“IMSA”) Tudor United SportsCar Championship Series events including the premier sports car endurance event in the United States, the Rolex 24 at Daytona;

•	One National Hot Rod Association (“NHRA”) Mellow Yellow drag racing series event;

•	One IndyCar ("IndyCar") Series event; and

•	A number of other prestigious stock car, sports car, open wheel and motorcycle events.
The general nature of the Company’s business is a motorsports themed amusement enterprise, furnishing amusement to the public in the form of motorsports themed entertainment. The Company’s motorsports themed event operations consist principally of racing events at these major motorsports entertainment facilities, which, in total, currently have approximately 831,500 grandstand seats and 525 suites. The Company also conducts, either through operations of the particular facility or through certain wholly owned subsidiaries operating under the name “Americrown,” souvenir merchandising operations, food and beverage concession operations and catering services, both in suites and chalets, for customers at its motorsports entertainment facilities.
Motor Racing Network, Inc. (“MRN”), the Company’s proprietary radio network, produces and syndicates to radio stations live coverage of the NASCAR Sprint Cup, Nationwide and Camping World Truck series races and certain other races conducted at the Company’s motorsports entertainment facilities, as well as some races from motorsports entertainment facilities the Company does not own. In addition, MRN provides production services for Sprint Vision, the trackside large screen video display units, at NASCAR Sprint Cup Series event weekends that take place at the Company's motorsports facilities, as well as at Dover International Speedway and Pocono Raceway. MRN also produces and syndicates daily and weekly NASCAR racing-themed programs.

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
The Company maintained its cash and cash equivalents with a limited number of financial institutions at November 30, 2013.
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
EQUITY INVESTMENTS: The Company’s investments in joint ventures and other investees where it can exert significant influence on the investee, but does not have effective control over the investee, are accounted for using the equity method of accounting. The Company’s equity in the net income (loss) from equity method investments is recorded as income (loss) with a corresponding increase (decrease) in the investment. Distributions received from the equity investees reduce the investment. Distributions from equity investees representing the Company's share of the equity investee's earnings are treated as cash proceeds from operations while distributions in excess of the equity investee's earnings are considered a return of capital and treated as cash proceeds from investing activities in the Company's consolidated statement of cash flows. The Company recognizes the effects of transactions involving the sale or distribution by an equity investee of its common stock as capital transactions.
GOODWILL AND INTANGIBLE ASSETS: All business combinations are accounted for under the purchase method. The excess of the cost of the acquisition over fair value of the net assets acquired (including recognized intangibles) is recorded as goodwill. Business combinations involving existing motorsports entertainment facilities commonly result in a significant portion of the purchase price being allocated to the fair value of the contract-based intangible asset associated with long-term relationships manifest in the sanction agreements with sanctioning bodies, such as NASCAR and IMSA. The continuity of sanction agreements with these bodies has historically enabled the Company to host these motorsports events year after year. While individual sanction agreements may be of terms as short as one year, a significant portion of the purchase price in excess of the fair value of acquired tangible assets is commonly paid to acquire anticipated future cash flows from events promoted pursuant to these agreements which are expected to continue for the foreseeable future and therefore, in accordance with Accounting Standards Codification (“ASC”) 805, are recorded as indefinite-lived intangible assets recognized apart from goodwill. The Company’s goodwill and other intangible assets are all associated with our Motorsports Event segment.
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

In connection with the Company’s fiscal 2013 assessment of goodwill and intangible assets for possible impairment, the Company used the methodology described above. The Company believes its methods used to determine fair value and evaluate possible impairment were appropriate, relevant, and represent methods customarily available and used for such purposes. The Company’s latest annual assessment of goodwill and other intangible assets in the fourth quarter of fiscal 2013 indicated there had been no impairment and the fair value substantially exceeded the carrying value for the respective reporting units.
The Company believes its methods used to determine fair value and evaluate possible impairment were appropriate, relevant, and represent methods customarily available and most used for such purposes. Despite the current adverse economic trends, particularly the decline in consumer confidence and the level of unemployment, which have contributed to the decrease in attendance related as well as corporate partner revenues for certain of the Company’s motorsports events during fiscal 2013, the Company believes there has been no significant change in the long-term fundamentals of its ongoing motorsports event business. The Company believes its present operational and cash flow outlook further support its conclusion. While the Company continues to review and analyze many factors that can impact its business prospects in the future, its analysis is subjective and is based on conditions existing at, and trends leading up to, the time the estimates and assumptions are made. Different conditions or assumptions, or changes in cash flows or profitability, if significant, could have a material adverse effect on the outcome of the impairment evaluation and the Company’s future condition or results of operations.
DEFERRED FINANCING FEES: Deferred financing fees are amortized over the term of the related debt and are included in other non-current assets.
COMPREHENSIVE INCOME: Comprehensive income is the changes in equity of an enterprise except those resulting from shareholder transactions. Accumulated other comprehensive income consists of the following as of November 30, (in thousands):

	2012	2013
Interest rate swap, net of tax benefit of $3,449 and $3,025, respectively	$(5,296)	$(4,638)
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
Net fees received under PASS agreements are deferred and are amortized into income over the term of the agreements. Long-term deferred income under the PASS agreements totals approximately $7.8 million and $6.5 million at November 30, 2012 and 2013, respectively.
ADVERTISING EXPENSE: Advertising costs are expensed as incurred. Advertising expense was approximately $15.2 million, $15.3 million and $15.1 million for the years ended November 30, 2011, 2012 and 2013, respectively.
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
NOTE 2 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the years ended November 30, (in thousands, except share and per share amounts):

	2011	2012	2013
Numerator:
Net income	$69,424	$54,578	$45,292
Denominator:
Weighted average shares outstanding	47,602,574	46,386,355	46,470,647
Common stock options	8,605	10,276	15,914
Diluted weighted average shares outstanding	47,611,179	46,396,631	46,486,561

Basic and diluted earnings per share	$1.46	$1.18	$0.97

Anti-dilutive shares excluded in the computation of diluted earnings per share	254,945	231,496	143,656
NOTE 3 — PROPERTY AND EQUIPMENT
Property and equipment consists of the following as of November 30, (in thousands):

	2012	2013
Land and leasehold improvements	$241,393	$246,138
Buildings, grandstands and motorsports entertainment facilities	1,541,276	1,520,405
Furniture and equipment	175,443	169,979
Construction in progress	105,128	87,318
	2,063,240	2,023,840
Less accumulated depreciation	701,054	746,864
	$1,362,186	$1,276,976
Depreciation expense was approximately $76.9 million, $77.8 million and $94.0 million for the years ended November 30, 2011, 2012 and 2013, respectively. The depreciation expense for the year ended November 30, 2013 includes approximately $15.4 million, or $0.20 per diluted share, net of tax, of accelerated depreciation that was recorded due to the shortening the service lives of certain assets associated with DAYTONA Rising and capacity management initiatives.

NOTE 4 — RETIREMENTS OF LONG-LIVED ASSETS
The Company recorded before-tax charges relating to retirements of long-lived assets during the fiscal years ending November 30, as follows (in thousands):

	2011	2012	2013
Losses on retirements of long-lived assets	$4,687	$11,143	$16,607
Less: cash portion of losses on asset retirements	—	3,088	6,584
Non-cash losses on retirements of long-lived assets	$4,687	$8,055	$10,023
The fiscal 2011 retirements are primarily attributable to the ongoing removal of certain assets in connection with the repaving of the track and grandstand enhancements at Phoenix International Raceway (“Phoenix”) and the grandstand enhancements at Kansas and Talladega Superspeedway (“Talladega”).
The fiscal 2012 retirements are primarily attributable to the ongoing removal of certain assets in connection with the track repaving at Kansas, as well as guest enhancements at Talladega, Richmond International Raceway (“Richmond”) and certain of the Company's other facilities.
The fiscal 2013 retirements are primarily attributable to the removal of assets not fully depreciated in connection with DAYTONA Rising, capacity management initiatives and other capital improvements.
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
The Company has accounted for Kansas Entertainment as an equity investment in its financial statements as of November 30, 2013. Start up and related costs through opening were expensed through equity in net loss from equity investments. The Company’s 50.0 percent portion of Kansas Entertainment’s net loss was approximately $4.2 million for fiscal year 2011, and net income of approximately $2.8 million and $9.4 million for fiscal years 2012 and 2013, respectively, and is included in equity in net (loss) income from equity investments in the Company's consolidated statements of operations. The net income from the equity investment in fiscal 2013 includes a property tax credit received in June 2013 as a result of the casino successfully negotiating a resolution to its property tax appeal. The Company's share of the resolution of the appeal attributable to prior years' property taxes contributed approximately $1.1 million to the fiscal 2013 equity income amount.
Distributions from Kansas Entertainment, for the years ended November 30, are as follows (in thousands):

	2011	2012	2013
Distribution from profits	$—	$—	$8,216
Distribution in excess of profits	—	11,000	13,284
Total Distributions	$—	$11,000	$21,500
Subsequent to November 30, 2013, the Company received an additional $4.5 million from Kansas Entertainment.
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
The Company received $7.5 million, less closing and other administrative costs, of the sales price at closing.  The remaining sales price was financed with the Company holding a secured mortgage interest in 380 Development as well as the underlying property.  The mortgage balance bears interest at an annual rate of 7.0 percent. In accordance with the terms of the agreement, the Company will receive the remaining purchase price of $72.5 million in payments of approximately $6.1 million plus interest on this mortgage balance, due February 3, 2014, and $66.4 million, due March 5, 2016. Interest on the latter mortgage balance will be paid 12 months after closing and then quarterly, in arrears. Based on the level of Marine Development's initial investment at closing and continuing investment, the Company has accounted for the transaction using the cost recovery method and has deferred recognition of any profits, which include the option proceeds and interest income until the carrying amount of the property is recovered, which will not be until the final payment is made.
As a result of the sale, the Company expects to receive a cash tax benefit of approximately $41.9 million, based on its current corporate tax rate. This cash tax benefit, when combined with the net proceeds from the sale, will provide the Company with approximately $118.0 million in incremental cash flow over the next several years.
Motorsports Authentics
The Company is a partner with Speedway Motorsports, Inc. in a 50/50 joint venture, SMISC, LLC, which, through its wholly owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics (“MA”). MA designs, promotes, markets and distributes motorsports licensed merchandise. The Company’s 50.0 percent investment in MA was previously reduced to zero and they Company did not recognize any net income or loss from operations of MA during fiscal years 2011, 2012, and 2013, respectively.
Summarized financial information of the Company’s equity investments as of and for the years ended November 30, are as follows (in thousands):

	2011	2012	2013
Current assets	$48,564	$46,054	$43,062
Noncurrent assets	173,393	258,239	238,772
Current liabilities	16,573	22,379	21,510
Noncurrent liabilities	4,065	1,819	1,242
Net sales	34,788	144,715	170,721
Gross profit	19,781	63,516	82,838
Operating (loss) income	(9,080)	8,914	21,770
Net (loss) income	(9,374)	9,266	21,986
NOTE 6 — GOODWILL AND INTANGIBLE ASSETS
The gross carrying value and accumulated amortization of the major classes of intangible assets relating to the Motorsports Event segment as of November 30, are as follows (in thousands):

	2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$8	$2
Other	92	51	41
Total amortized intangible assets	102	59	43
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793
Total non-amortized intangible assets	178,606	—	178,606
Total intangible assets	$178,708	$59	$178,649

	2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$8	$2
Other	92	72	20
Total amortized intangible assets	102	80	22
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793
Total non-amortized intangible assets	178,606	—	178,606
Total intangible assets	$178,708	$80	$178,628
The following table presents current and expected amortization expense of the existing intangible assets as of November 30, for each of the following periods (in thousands):

Amortization expense for the year ended November 30, 2013	$21
Estimated amortization expense for the year ending November 30:
2014	16
2015	6
2016	—
2017	—
2018	—
There were no changes in the carrying value of goodwill during fiscal 2012 and 2013.
NOTE 7 — LONG-TERM DEBT
Long-term debt consists of the following as of November 30, (in thousands):

	2012	2013
4.63 percent Senior Notes	$65,000	$65,000
3.95 percent Senior Notes	100,000	100,000
4.82 percent Revenue Bonds	970	662
6.25 percent Term Loan	50,318	49,948
TIF bond debt service funding commitment	60,644	58,877
Revolving Credit Facility	—	—
	276,932	274,487
Less: current portion	2,513	2,807
	$274,419	$271,680

Schedule of Payments (in thousands)

For the year ending November 30:
2014	$2,807
2015	3,436
2016	3,408
2017	3,738
2018	4,091
Thereafter	257,590
275,070
Net premium	(583)
Total	$274,487
The Company's $65.0 million principal amount of senior unsecured notes (“4.63 percent Senior Notes”) bear interest at 4.63 percent and are due January 2021, require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.63 percent Senior Notes may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company’s wholly owned domestic subsidiaries are guarantors of the 4.63 percent Senior Notes. The 4.63 percent Senior Notes also contain various restrictive covenants. At November 30, 2013, outstanding principal on the 4.63 percent Senior Notes was approximately $65.0 million.
The Company's $100.0 million principal amount of senior unsecured notes (“3.95 percent Senior Notes”) bear interest at 3.95 percent and are due September 2024. The 3.95 percent Senior Notes require semi-annual interest payments on March 13 and September 13 through their maturity. The 3.95 percent Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company's wholly owned domestic subsidiaries are guarantors of the 3.95 percent Senior Notes. The 3.95 percent Senior Notes also contain various restrictive covenants. At November 30, 2013, outstanding principal on the 3.95 percent Senior Notes was approximately $100.0 million.
Debt associated with the Company's wholly owned subsidiary, Chicagoland Speedway Corporation, which owns and operates Chicagoland and Route 66 Raceway, consists of Revenue bonds payable (“4.82 percent Revenue Bonds”) consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.82 percent Revenue Bonds have an interest rate of 4.82 percent and a monthly payment of approximately $29,000 principal and interest. At November 30, 2013, outstanding principal on the 4.82 percent Revenue Bonds was approximately $0.7 million.
The term loan (“6.25 percent Term Loan”), related to the Company’s International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.25 percent, and a current monthly payment of approximately $292,000 principal and interest. At November 30, 2013, the outstanding principal on the 6.25 percent Term Loan was approximately $49.9 million.
In January 1999, the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”), issued approximately $71.3 million in taxable special obligation revenue (“TIF”) bonds in connection with the financing of construction of Kansas Speedway. At November 30, 2013, outstanding TIF bonds totaled approximately $58.9 million, net of the unamortized discount, which is comprised of a $9.8 million principal amount, 6.15 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.75 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
The Company's $300.0 million revolving credit facility (“2012 Credit Facility”) contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions. The 2012 Credit Facility is scheduled to mature in November 2017 and accrues interest at LIBOR plus 100.0 — 162.5 basis points, depending on the better of its debt rating as determined by specified rating agencies or the Company’s leverage ratio. The 2012 Credit Facility contains various restrictive covenants. At November 30, 2013, the Company had no outstanding borrowings under the 2012 Credit Facility.
At November 30, 2013, the Company has approximately $4.6 million, net of tax, deferred in accumulated other comprehensive loss associated with a terminated interest rate swap which is being amortized as interest expense over life of the 4.63 percent

Senior Notes (see above). The Company expects to recognize approximately $0.7 million, net of tax, of this balance during the next 12 months in the consolidated statement of operations.
Total interest expense incurred by the Company for the years ended November 30, are as follows (in thousands):

	2011	2012	2013
Interest expense	$18,486	$17,220	$16,576
Less: capitalized interest	3,776	3,719	1,355
Net interest expense	$14,710	$13,501	$15,221
Financing costs of approximately $5.0 million and $4.4 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2012 and 2013, respectively. These costs are being amortized on a straight line method, which approximates the effective yield method, over the life of the related financing.
NOTE 8 — FEDERAL AND STATE INCOME TAXES
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the provision for income taxes for the years ended November 30, are as follows (in thousands):

	2011	2012	2013
Current tax expense (benefit):
Federal	$7,941	$18,466	$(8,008)
State	1,386	1,003	(220)
Foreign	(22)	—	—
Deferred tax expense:
Federal	32,815	8,608	33,235
State	2,873	3,881	2,777
Foreign	—	(305)	—
Provision for income taxes	$44,993	$31,653	$27,784
The reconciliation of income tax expense computed at the federal statutory tax rates to income tax expense from continuing operations for the years ended November 30, is as follows (percent of pre-tax income):

	2011	2012	2013
Income tax computed at federal statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.9	4.5	4.2
Valuation Allowance	—	(2.7)	—
State tax credits, net of federal tax benefit	(0.4)	(0.6)	—
Other, net	0.8	0.5	(1.2)
	39.3%	36.7%	38.0%

The components of the net deferred tax assets (liabilities) at November 30, are as follows (in thousands):

	2012	2013
Impaired long-lived assets	$37,756	$—
Unrecognized tax benefits	778	—
Amortization and depreciation	917	895
Loss carryforwards	6,236	9,919
Deferred revenues	2,110	3,684
Accruals	3,876	3,754
Compensation related	2,543	3,075
Deferred expenses	1,791	—
Interest	5,416	4,749
Equity investment	1,495	—
Other	6	6
Deferred tax assets	62,924	26,082
Valuation allowance	(1,361)	(1,363)
Deferred tax assets, net of valuation allowance	61,563	24,719
Amortization and depreciation	(387,549)	(381,144)
Equity investment	—	(6,620)
Other	(208)	(364)
Deferred tax liabilities	(387,757)	(388,128)
Net deferred tax liabilities	$(326,194)	$(363,409)

Deferred tax assets — current	$2,029	$3,122
Deferred tax liabilities — noncurrent	(328,223)	(366,531)
Net deferred tax liabilities	$(326,194)	$(363,409)
The Company has recorded deferred tax assets related to various state loss carryforwards totaling approximately $9.9 million that expire in varying amounts beginning in fiscal 2019. The valuation allowance has been provided due to the uncertainty regarding the realization of state deferred tax assets associated with these loss carryforwards. In evaluating the Company’s ability to recover its deferred income tax assets it considers all available positive and negative evidence, including operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis.
Federal returns for fiscal years 2010 through 2013 remain open and subject to examination by the Internal Revenue Service. The Company files and remits state income taxes in various states where the Company has determined it is required to file state income taxes. The Company’s filings with those states remain open for audit for the fiscal years 2009 through 2013.
A reconciliation of the beginning and ending amount of unrecognized tax liability is as follows (in thousands):

Balance at December 1, 2012	$457
Additions based on tax positions related to the current year	14
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(41)
Balance at November 30, 2013	$430
The effective income tax rate for fiscal year ended November 30, 2011 approximated the statutory income tax rate. The reduction in the valuation allowance associated with the wind-up of certain Canadian business operations is the principal cause of the decreased effective income tax rate as compared to the statutory income tax rate, for the fiscal year ended November 30, 2012. Certain state settlements are the principal cause of the decreased effective income tax rate as compared to the statutory income tax rate, for the fiscal year ended November 30, 2013.
As a result of the above items, the Company’s effective income tax rate decreased from the statutory income rate to approximately 36.7 percent and 38.0 percent for the fiscal years ended November 30, 2012 and 2013, respectively.

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
Since inception of the Stock Purchase Plan through November 30, 2013, the Company has purchased 7,063,962 shares of its Class A common shares, for a total of approximately $268.3 million. Included in these totals are the purchases of 1,435,811 and 405,538 shares of the Company’s Class A common shares at an average cost of approximately $25.87 and $25.40 per share (including commissions), for a total of approximately $37.1 million and $10.3 million, during the fiscal years ended November 30, 2011 and 2012, respectively. There were no purchases of the Company's Class A shares during fiscal 2013. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At November 30, 2013, the Company has approximately $61.7 million remaining repurchase authority under the current Stock Purchase Plan.
NOTE 10 — COMMITMENTS AND CONTINGENCIES
International Speedway Corporation has a salary incentive plan (the “ISC Plan”) designed to qualify under Section 401(k) of the Internal Revenue Code. Employees of International Speedway Corporation and certain participating subsidiaries who have completed one month of continuous service are eligible to participate in the ISC Plan. After twelve months of continuous service, matching contributions are made to a savings trust (subject to certain limits) concurrent with employees’ contributions. The level of the matching contribution depends upon the amount of the employee contribution. Employees become 100 percent vested upon entrance to the ISC Plan. The contribution expense for the ISC Plan was approximately $1.5 million, $1.4 million and $1.4 million for the years ended November 30, 2011, 2012 and 2013, respectively.
The estimated cost to complete approved projects and current construction in progress at November 30, 2013 at the Company’s existing facilities is approximately $330.7 million.
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At November 30, 2013, the Unified Government had approximately

$1.7 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
The Company operates Homestead-Miami Speedway under an operating agreement which expires December 31, 2032 and provides for subsequent renewal terms through December 31, 2075. The Company operates Daytona under an operating lease agreement which expires November 7, 2054. The Company also has various operating leases for office space and equipment. The future minimum payments under the operating agreement and leases utilized by the Company having initial or remaining non-cancelable terms in excess of one year at November 30, 2013, are as follows (in thousands):

For the year ending November 30:	Operating Agreement	Operating Leases
2014	$2,220	$3,674
2015	2,220	2,695
2016	1,152	1,875
2017	1,055	1,403
2018	1,055	1,311
Thereafter	14,858	32,547
Total	$22,560	$43,505
Total expenses incurred under the track operating agreement, these operating leases and all other short-term rentals during the years ended November 30, 2011, 2012 and 2013 were approximately $14.0 million, $13.5 million, and $13.5 million, respectively.
In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling approximately $4.0 million at November 30, 2013. At November 30, 2013, there were no amounts drawn on the standby letters of credit.
Current Litigation
The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation will have a material adverse effect on the Company’s financial condition or results of operations. In addition, on February 23, 2013, during the last lap of the NASCAR Nationwide Series race at Daytona International Speedway, an on-track incident resulted in debris from a race car entering the grandstands and injuring numerous spectators.  The Company has been put on notice of a number of claims as a result of this incident; however it is confident that it has adequate insurance to cover any losses, in excess of our $1.5 million deductible, resulting from claims surrounding this incident.
NOTE 11 — RELATED PARTY DISCLOSURES AND TRANSACTIONS
All of the racing events that take place during the Company’s fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association, the American Motorcyclist Association, the Automobile Racing Club of America, the American Sportbike Racing Association — Championship Cup Series, the Federation Internationale de L’Automobile, the Federation Internationale Motocycliste, IMSA, Historic Sportscar Racing, IndyCar Series, NASCAR, NHRA, the Porsche Club of America, the Sports Car Club of America, the Sportscar Vintage Racing Association, the United States Auto Club and the World Karting Association. NASCAR, which sanctions many of the Company’s principal racing events, is a member of the France Family Group which controls over 72.0 percent of the combined voting power of the outstanding stock of the Company, as of November 30, 2013, and some members of which serve as directors and officers of the Company. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors, which are exclusive of NASCAR sanction fees, totaled approximately $127.7 million, $128.7 million and $132.2 million, for the years ended November 30, 2011, 2012 and 2013, respectively. The Company has outstanding receivables related to NASCAR and its affiliates of approximately $17.9 million and $18.5 million at November 30, 2012 and 2013, respectively.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire NASCAR Sprint Cup, Nationwide and Camping World Truck series schedules. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Sprint Cup, Nationwide and Camping World Truck series event as a component of its sanction fees. The promoter records 90.0 percent of the gross broadcast rights fees as revenue and then records 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors. Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event. The Company’s television broadcast and ancillary rights fees received from NASCAR for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events conducted at its wholly owned facilities were approximately $278.8 million, $281.2 million and $292.5 million in fiscal years 2011, 2012 and 2013, respectively.
In addition, NASCAR and the Company share a variety of expenses in the ordinary course of business. NASCAR pays rent, as well as a related maintenance fee (allocated based on square footage), to the Company for office space in Daytona Beach, Florida. NASCAR pays the Company for radio, program and strategic initiative advertising, hospitality and suite rentals, various tickets and credentials, catering services, participation in a NASCAR racing event banquet, and track and other equipment rentals based on similar prices paid by unrelated, third party purchasers of similar items. The Company pays NASCAR for certain advertising, participation in NASCAR racing series banquets, the use of NASCAR trademarks and intellectual images and production space for Sprint Vision based on similar prices paid by unrelated, third party purchasers of similar items. The Company’s payments to NASCAR for MRN’s broadcast rights to NASCAR Camping World Truck races represent an agreed-upon percentage of the Company’s advertising revenues attributable to such race broadcasts. NASCAR also reimburses the Company for 50.0 percent of the compensation paid to certain personnel working in the Company’s legal, risk management and transportation departments, as well as 50.0 percent of the compensation expense associated with certain receptionists. The Company reimburses NASCAR for 50.0 percent of the compensation paid to certain personnel working in NASCAR’s legal department. NASCAR’s reimbursement for use of the Company’s mailroom, janitorial services, security services, catering, graphic arts, photo and publishing services, telephone system and the Company’s reimbursement of NASCAR for use of corporate aircraft is based on actual usage or an allocation of total actual usage. The aggregate amount received from NASCAR by the Company for shared expenses, net of amounts paid by the Company for shared expenses, totaled approximately $9.3 million, $8.6 million and $9.3 million during fiscal 2011, 2012 and 2013, respectively.
IMSA, a wholly owned subsidiary of NASCAR, sanctions various events at certain of the Company’s facilities. Standard IMSA sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by IMSA to participants in the events. Sanction fees paid by the Company to IMSA totaled approximately $1.1 million, $1.2 million and $1.3 million for the years ended November 30, 2011, 2012 and 2013, respectively.
AMA Pro Racing, an entity controlled by a member of the France Family Group, sanctions various events at certain of the Company’s facilities. Standard AMA Pro Racing sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by AMA Pro Racing to participants in the events. Sanction fees paid by the Company to AMA Pro Racing totaled approximately $0.6 million, $0.6 million and $0.6 million during fiscal 2011, 2012 and 2013, respectively.
The Company strives to ensure, and management believes that, the terms of the Company’s transactions with NASCAR, IMSA and AMA Pro Racing are no less favorable to the Company than could be obtained in arms-length negotiations.
Certain members of the France Family Group paid the Company for the utilization of security services, event planning, event tickets, purchase of catering services, maintenance services, and certain equipment. The amounts paid for these items were based on actual costs incurred, similar prices paid by unrelated third party purchasers of similar items or estimated fair market values. The net amount received by the Company for these items, totaled approximately $321,000, $318,000 and $398,000 during fiscal 2011, 2012 and 2013, respectively.
Crotty, Bartlett & Kelly, P.A. (“Crotty, Bartlett & Kelly”), is a law firm controlled by family members of W. Garrett Crotty, one of the Company’s executive officers. The Company engages Crotty, Bartlett & Kelly for certain legal and consulting services. The aggregate amount paid to Crotty, Bartlett & Kelly by the Company for legal and consulting services totaled approximately $28,000, $30,000 and $31,000 during fiscal 2011, 2012 and 2013, respectively.
J. Hyatt Brown, one of the Company’s directors, serves as Chairman of Brown & Brown, Inc. (“Brown & Brown”). Brown & Brown has received commissions for serving as the Company’s insurance broker for several of the Company’s insurance policies, including the Company’s property and casualty policy and certain employee benefit programs. The aggregate commissions received by Brown & Brown in connection with the Company’s policies were approximately $457,000, $466,000 and $487,000 during fiscal 2011, 2012 and 2013, respectively. In fiscal 2013, Brown & Brown paid the Company approximately $122,000 for the purchase of tickets and track rental fees. The amounts paid for these items were based on actual costs incurred, similar prices paid by unrelated third party purchasers of similar items or estimated fair market values.
One of the Company’s directors, Christy F. Harris, is Of Counsel to Kinsey, Vincent Pyle, L.C., a law firm that provided legal services to the Company during fiscal 2011, 2012 and 2013. The Company paid approximately $76,000, $83,000 and $114,000 for these services in fiscal 2011, 2012 and 2013, respectively, which were charged to the Company on the same basis as those provided other clients.

NOTE 12 — SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes and interest for the years ended November 30, is summarized as follows (in thousands):

	2011	2012	2013
Income taxes paid	$2,733	$20,923	$18,141

Interest paid	$15,403	$15,099	$14,731
NOTE 13 — LONG-TERM STOCK INCENTIVE PLAN
On November 30, 2013, the Company has two share-based compensation plans, which are described below. Compensation cost included in operating expenses in the accompanying statement of operations for those plans was $1.5 million, $1.9 million, and $2.5 million for the years ended November 30, 2011, 2012 and 2013, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was approximately $576,000, $735,000 and $992,000 for the years ended November 30, 2011, 2012 and 2013, respectively.
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
The Company granted 50,798, 171,802 and 80,514 shares of restricted stock awards of the Company’s Class A Common Stock during the fiscal years ended November 30, 2011, 2012 and 2013, respectively, to certain officers, managers, and other employees under the Plans. The shares of restricted stock awarded vest at the rate of 50.0 percent on the third anniversary of the award date and the remaining 50.0 percent on the fifth anniversary of the award date. The weighted average grant date fair value of these restricted stock awards was $30.60, $26.69 and $32.87 per share, respectively.
The Company granted 10,560, 9,168 and 9,540 shares of restricted stock awards of the Company’s Class A Common Stock during the fiscal years ended November 30, 2011, 2012 and 2013, respectively, to non-employee directors as partial compensation for their service as a director. The shares of restricted stock awarded vest at the rate of 100.0 percent on the one year anniversary after the date of grant. The weighted average grant date fair value of these restricted share awards was $28.41, $26.18 and $31.47 per share, respectively.

A summary of the status of the Company’s restricted stock as of November 30, 2013, and changes during the fiscal year ended November 30, 2013, is presented as follows:

	Restricted Shares	Weighted- Average Grant- Date Fair Value (Per Share)	Weighted- Average Remaining Contractual Term (Years)
Unvested at November 30, 2012	291,587	$28.24
Granted	90,054	32.72
Vested	(39,810)	33.06
Forfeited	(3,442)	26.69
Unvested at November 30, 2013	338,389	28.88	3.6
As of November 30, 2013, there was approximately $5.3 million of total unrecognized compensation cost related to unvested restricted stock awards granted under the Stock Plans. This cost is expected to be recognized over a weighted-average period of approximately 3.6 years . The total fair value of restricted stock awards vested during the fiscal years ended November 30, 2011, 2012 and 2013, was approximately $1.2 million, $1.3 million and $1.3 million, respectively.
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

A summary of option activity under the Stock Plan as of November 30, 2013, and changes during the year then ended is presented as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2012	224,252	$40.25
Expired	(16,929)	42.80
Exercised	(13,250)	25.64
Forfeited	—	—
Outstanding at November 30, 2013	194,073	41.03	3.89	$499,933

Vested and Exercisable at November 30, 2013	194,073	$41.03	3.89	$499,933
There were no options granted in fiscal years 2011, 2012 and 2013. There were 2,000, zero, and 13,250 options exercised during fiscal years 2011, 2012and 2013, respectively. The total intrinsic value of options exercised during the fiscal years ended November 30, 2011, 2012 and 2013, respectively were approximately $7,000, zero and $102,000, respectively. The actual tax benefit realized for the tax deductions from exercise of the stock options totaled approximately $3,000, zero and $40,000 for the fiscal years ended November 30, 2011, 2012and 2013, respectively.
As of November 30, 2013, there was no unrecognized compensation cost related to unvested stock options granted under the Stock Plan.
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
At November 30, 2013, the Company had money market funds totaling approximately $62.3 million and are included in cash and cash equivalents in consolidated balance sheets. All inputs used to determine fair value are considered level 1 inputs.
Fair values of long-term debt are based on quoted market prices at the date of measurement. The Company’s credit facilities approximate fair value as they bear interest rates that approximate market. These inputs used to determine fair value are considered level 2 inputs. At November 30, 2013, the fair value of the long-term debt, as determined by quotes from financial institutions, was approximately $293.0 million compared to the carrying amount of approximately $274.5 million.
The Company had no level 3 inputs as of November 30, 2013.
NOTE 15 — QUARTERLY DATA (UNAUDITED)
The Company derives most of its income from a limited number of NASCAR-sanctioned races. As a result, the Company’s business has been, and is expected to remain, highly seasonal based on the timing of major events.
The following table presents certain unaudited financial data for each quarter of fiscal 2012 and 2013 (in thousands, except per share amounts):

	Fiscal Quarter Ended
	February 29, 2012	May 31, 2012	August 31, 2012	November 30, 2012
Total revenue	$127,398	$179,595	$115,926	$189,448
Operating income	29,699	33,169	696	41,445
Net income (loss)	17,139	13,740	(1,037)	24,736
Basic and diluted earnings (loss) per share	0.37	0.30	(0.02)	0.53

	Fiscal Quarter Ended
	February 28, 2013	May 31, 2013	August 31, 2013	November 30, 2013
Total revenue	$128,552	$178,374	$117,046	$188,668
Operating income (loss)	25,147	37,080	(13,067)	29,532
Net income (loss)	13,513	22,440	(7,866)	17,205
Basic and diluted earnings (loss) per share	0.29	0.48	(0.17)	0.37

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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at prices comparable to unaffiliated customers. Intersegment revenues were approximately $2.4 million, $2.1 million and $2.4 million for the years ended November 30, 2011, 2012 and 2013, respectively. The following table shows information by operating segment (in thousands):

	For the Year Ended November 30, 2011
	Motorsports Event	All Other	Total
Revenues	$599,565	$32,497	$632,062
Depreciation and amortization	69,651	7,220	76,871
Operating income (loss)	133,806	(641)	133,165
Equity investments loss	—	(4,177)	(4,177)
Capital expenditures	65,301	11,547	76,848
Total assets	1,616,738	327,901	1,944,639
Equity investments	—	100,137	100,137

	For the Year Ended November 30, 2012
	Motorsports Event	All Other	Total
Revenues	$585,097	$29,338	$614,435
Depreciation and amortization	71,781	6,089	77,870
Operating income (loss)	107,118	(2,109)	105,009
Equity investments income	—	2,757	2,757
Capital expenditures	79,334	3,538	82,872
Total assets	1,598,551	343,190	1,941,741
Equity investments	—	146,378	146,378

	For the Year Ended November 30, 2013
	Motorsports Event	All Other	Total
Revenues	$589,435	$25,618	$615,053
Depreciation and amortization	88,499	5,490	93,989
Operating income (loss)	82,500	(3,808)	78,692
Equity investments income	—	9,434	9,434
Capital expenditures	81,938	3,601	85,539
Total assets	1,520,069	497,437	2,017,506
Equity investments	—	134,327	134,327

Schedule II — Valuation and Qualifying Accounts (in thousands)

Description	Balance beginning of period	Additions charged to costs and expenses	Deductions (A)	Balance at end of period
For the year ended November 30, 2011 Allowance for doubtful accounts	$1,200	$132	$332	$1,000
For the year ended November 30, 2012 Allowance for doubtful accounts	1,000	341	341	1,000
For the year ended November 30, 2013 Allowance for doubtful accounts	1,000	382	382	1,000

(A)	Uncollectible accounts written off, net of recoveries.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at November 30, 2013, and during the period prior to and including the date of this report.
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
Report of Management on Internal Control Over Financial Reporting
January 28, 2014
We, as members of management of International Speedway Corporation, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
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
We, under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, assessed the Company’s internal control over financial reporting as of November 30, 2013, based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of November 30, 2013, based on the specified criteria. There were no changes in our internal control over financial reporting during the quarter ended November 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
ITEM 9B. OTHER INFORMATION
None
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is set forth under the headings “Directors, Nominees, and Officers ” and under the subheading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2014 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after November 30, 2013 in connection with the solicitation of proxies for the Company’s 2014 annual meeting of shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is set forth under the heading “Executive Compensation” and under the heading “Directors, Nominees and Officers” in the Company’s 2014 Proxy Statement to be filed with the SEC within 120 days after November 30, 2013 and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is set forth under the headings “Voting Securities and Principal Holders” and under the heading “Directors, Nominees and Officers” in the Company’s 2014 Proxy Statement to be filed with the SEC within 120 days after November 30, 2013 and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is set forth under the heading under the subheading "Compensation Committee Interlocks and Insider Participation" under the heading "Executive Compensation" and under the subheadings "Directors Holding Office Until 2015 Annual Meeting", "Board Leadership" and “Certain Relationships and Related Transactions” under the heading “Directors, Nominees and Officers” in the Company’s 2014 Proxy Statement to be filed with the SEC within 120 days after November 30, 2013 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is set forth under the heading "Registered Independent Public Accounting Firm" and subheading “Policy on Audit Committee Pre-Approval Policies and Procedures” under the heading “Registered Independent Public Accounting Firm” in the Company’s 2014 Proxy Statement to be filed with the SEC within 120 days after November 30, 2013 and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as a part of this report
1. Consolidated Financial Statements listed below:
International Speedway Corporation
Consolidated Balance Sheets
— November 30, 2012 and 2013
Consolidated Statements of Operations
— Years ended November 30, 2011, 2012, and 2013
Consolidated Statements of Comprehensive Income
— Years ended November 30, 2011, 2012, and 2013
Consolidated Statements of Changes in Shareholders’ Equity
— Years ended November 30, 2011, 2012, and 2013
Consolidated Statements of Cash Flows
— Years ended November 30, 2011, 2012, and 2013
Notes to Consolidated Financial Statements
2. Consolidated Financial Statement Schedules listed below:
II — Valuation and qualifying accounts
All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

3. Exhibits:

Exhibit Number	Description of Exhibit
3.1	—	Articles of Amendment of the Restated and Amended Articles of Incorporation of the Company, as filed with the Florida Department of State on July 26, 1999. (3.1)*
3.2	—	Conformed Copy of Amended and Restated Articles of Incorporation of the Company, as amended as of July 26, 1999. (3.2)*
3.3	—	Conformed Copy of Amended and Restated By-Laws of the Company. (3)(ii)**
4.1	—	Note Purchase Agreement, dated as of September 13, 2012, among the Company and purchasers party thereto. (4.2)***
4.2	—	Form of Series 2012A Note due 2024 (included in Exhibit 4.1). (4.2)***
4.3	—	Amended and Restated Revolving Credit Agreement, dated as of November 15, 2012, among the Company, certain subsidiaries and the lenders party thereto. (10.1)****
4.4	—	Note Purchase Agreement, dated as of January 18, 2011, among the Company and purchasers party thereto. (10.1)*****
4.5	—	Form of Series 2011A Note due 2021 (included in Exhibit 10.1). (10.1)*****
10.1	—	Daytona Property Lease. (10.4)******
10.2	—	1996 Long-Term Incentive Plan. (10.6)******
10.3	—	2006 Long-Term Incentive Plan. (4)*******
10.4	—	Design-Build Agreement. (10.1) ********
21	—	Subsidiaries of the Registrant — filed herewith.
23.1	—	Consent of Ernst &Young LLP — filed herewith.
31.1	—	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer — filed herewith
31.2	—	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer — filed herewith.
32	—	Section 1350 Certification — filed herewith.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase
101.LAB	—	XBRL Taxonomy Extension Label Linkbase
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s Report on Form 8-K dated July 26, 1999.
**	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s report on Form 10-Q for the quarter ended February 28, 2003.
***	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s report on Form 8-K filed on September 18, 2012.
****	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s report on Form 8-K filed on November 19, 2012.
*****	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s report on Form 8-K filed on January 20, 2011.
******	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s Report on Form 10-K for the year ended November 30, 1998.
*******	Incorporated by reference to the exhibit shown in parentheses and filed with the Company’s Registration Statement on Form S-8 as filed on February 11, 2010.
********	Incorporated by reference to the exhibit shown in parentheses and filed with the Company's Amended Form 10-Q for the quarter ended May 31, 2013.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Speedway Corporation

By:	/s/ Daniel W. Houser
Daniel W. Houser
Senior Vice President and Chief Financial Officer
Dated: January 28, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lesa France Kennedy	Chief Executive Officer and Vice Chairman of the Board (Principal Executive Officer)	January 28, 2014
Lesa France Kennedy

/s/ Daniel W. Houser	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	January 28, 2014
Daniel W. Houser

/s/ James C. France
James C. France	Chairman of the Board	January 28, 2014

/s/ Brian Z. France
Brian Z. France	Director	January 28, 2014

/s/ Larry Aiello, Jr.
Larry Aiello, Jr.	Director	January 28, 2014

/s/ J. Hyatt Brown
J. Hyatt Brown	Director	January 28, 2014

/s/ William P. Graves
William P. Graves	Director	January 28, 2014

/s/ Christy F. Harris
Christy F. Harris	Director	January 28, 2014

/s/ Morteza Hosseini – Kargar
Morteza Hosseini – Kargar	Director	January 28, 2014