Form 10-Q
period 2014-02-28
INTERNATIONAL SPEEDWAY CORP
filed 2014-04-09
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
 FORM 10-Q
_________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2014
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class A Common Stock	26,534,078 shares	as of February 28, 2014
Class B Common Stock	19,980,913 shares	as of February 28, 2014

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30, 2013	February 28, 2014
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$172,827	$192,598
Receivables, less allowance of $1,000 in 2013 and 2014, respectively	25,910	81,711
Inventories	2,619	7,468
Income taxes receivable	17,399	1,273
Deferred income taxes	3,122	3,301
Prepaid expenses and other current assets	13,965	18,527
Total Current Assets	235,842	304,878
Property and Equipment, net of accumulated depreciation of $746,864 and $766,655, respectively	1,276,976	1,285,920
Other Assets:
Equity investments	134,327	131,431
Intangible assets, net	178,628	179,315
Goodwill	118,791	118,791
Other	72,942	72,707
	504,688	502,244
Total Assets	$2,017,506	$2,093,042
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$2,807	$2,908
Accounts payable	27,669	31,114
Deferred income	35,679	76,554
Other current liabilities	15,907	19,773
Total Current Liabilities	82,062	130,349
Long-Term Debt	271,680	271,420
Deferred Income Taxes	366,531	373,022
Long-Term Deferred Income	8,604	8,350
Other Long-Term Liabilities	1,474	2,258
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 26,182,518 and 26,195,977 issued and outstanding in 2013 and 2014, respectively	261	261
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 19,994,663 and 19,980,913 issued and outstanding in 2013 and 2014, respectively	200	200
Additional paid-in capital	445,097	445,526
Retained earnings	846,235	866,130
Accumulated other comprehensive loss	(4,638)	(4,474)
Total Shareholders’ Equity	1,287,155	1,307,643
Total Liabilities and Shareholders’ Equity	$2,017,506	$2,093,042
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Three Months Ended
	February 28, 2013	February 28, 2014
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$30,737	$30,055
Motorsports related	84,605	85,228
Food, beverage and merchandise	10,174	13,208
Other	3,036	3,298
	128,552	131,789
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	26,345	27,151
Motorsports related	22,302	22,824
Food, beverage and merchandise	7,283	10,102
General and administrative	26,088	24,380
Depreciation and amortization	19,842	22,773
Losses on asset retirements	1,545	2,220
	103,405	109,450
Operating income	25,147	22,339
Interest income	20	23
Interest expense	(3,962)	(3,133)
Equity in net income from equity investments	1,020	1,619
Other	—	5,458
Income before income taxes	22,225	26,306
Income taxes	8,712	6,411
Net income	$13,513	$19,895

Earnings per share:
Basic and diluted	$0.29	$0.43

Basic weighted average shares outstanding	46,423,324	46,515,208

Diluted weighted average shares outstanding	46,436,343	46,530,016
See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Comprehensive Income

	Three Months Ended
	February 28, 2013	February 28, 2014
	(Unaudited)
	(In Thousands)
Net income	$13,513	$19,895
Other comprehensive income:
Amortization of terminated interest rate swap, net of tax benefit of $106 and $106, respectively	164	164
Comprehensive income	$13,677	$20,059
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statement of Shareholders’ Equity

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(Unaudited) (In Thousands)
Balance at November 30, 2013	$261	$200	$445,097	$846,235	$(4,638)	$1,287,155
Activity 12/1/13 — 2/28/14:
Net income	—	—	—	19,895	—	19,895
Comprehensive income	—	—	—	—	164	164
Stock-based compensation	—	—	429	—	—	429
Balance at February 28, 2014	$261	$200	$445,526	$866,130	$(4,474)	$1,307,643
See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Three Months Ended
	February 28, 2013	February 28, 2014
	(Unaudited)
	(In Thousands)
OPERATING ACTIVITIES
Net income	$13,513	$19,895
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on assumption of controlling interest in equity investee	—	(5,447)
Depreciation and amortization	19,842	22,773
Stock-based compensation	523	429
Amortization of financing costs	485	444
Deferred income taxes	710	6,206
Income from equity investments	(1,020)	(1,619)
Distribution from equity investee	—	1,906
Loss on asset retirements, non-cash	719	18
Other, net	(44)	(16)
Changes in operating assets and liabilities:
Receivables, net	(48,127)	(54,518)
Inventories, prepaid expenses and other assets	(12,040)	(11,743)
Accounts payable and other liabilities	6,116	2,364
Deferred income	45,667	40,621
Income taxes	8,318	16,051
Net cash provided by operating activities	34,662	37,364
INVESTING ACTIVITIES
Capital expenditures	(6,106)	(31,247)
Distribution from equity investee and affiliate	4,500	2,594
Proceeds from sale of Staten Island property	—	6,314
Cash included in assumption of ownership interest in equity investee	—	4,686
Other, net	—	235
Net cash used in investing activities	(1,606)	(17,418)
FINANCING ACTIVITIES
Payment of long-term debt	(166)	(175)
Net cash used in financing activities	(166)	(175)
Net increase in cash and cash equivalents	32,890	19,771
Cash and cash equivalents at beginning of period	78,379	172,827
Cash and cash equivalents at end of period	$111,269	$192,598
See accompanying notes.

International Speedway Corporation
Notes to Consolidated Financial Statements
February 28, 2014
(Unaudited)

1. Basis of Presentation
The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States for interim financial information but do not include all of the information and disclosures required for complete financial statements. The balance sheet at November 30, 2013, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest annual report on Form 10-K for International Speedway Corporation and its wholly-owned subsidiaries (the “Company” or “ISC”). In management’s opinion, the statements include all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature.
Certain prior year amounts in the Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation.
Because of the seasonal concentration of racing events, the results of operations for the three months ended February 28, 2013 and 2014, respectively, are not indicative of the results to be expected for the year.
2. New Accounting Pronouncements
In February 2013, FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The objective of this Update is to set requirements for presentation for significant items reclassified to net income in their entirety during the period and for items not reclassified to net income in their entirety during the period. For public entities, the amended requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. This statement only impacts disclosures of reclassification adjustments and is not material to the Company's financial statement presentation. The Company has adopted the amendments of this statement in the first quarter of fiscal 2014.
3. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three months ended February 28, 2013 and 2014 (in thousands, except share and per share amounts):

	Three Months Ended
	February 28, 2013	February 28, 2014
Numerator:
Net income	$13,513	$19,895
Denominator:
Weighted average shares outstanding	46,423,324	46,515,208
Effect of dilutive securities	13,019	14,808
Diluted weighted average shares outstanding	46,436,343	46,530,016

Basic and diluted earnings per share	$0.29	$0.43

Anti-dilutive shares excluded in the computation of diluted earnings per share	224,252	136,501
4. Equity and Other Investments
Hollywood Casino at Kansas Speedway
Kansas Entertainment, LLC, (“Kansas Entertainment”) a 50/50 joint venture of Penn Hollywood Kansas, Inc. (“Penn”), a subsidiary of Penn National Gaming, Inc. and Kansas Speedway Development Corporation (“KSDC”), a wholly owned indirect subsidiary of ISC, operates the Hollywood-themed casino and branded destination entertainment facility, overlooking turn two at Kansas Speedway. Penn is the managing member of Kansas Entertainment and is responsible for the operations of the casino.
The Company has accounted for Kansas Entertainment as an equity investment in its financial statements as of February 28, 2013 and 2014. The Company's 50.0 percent portion of Kansas Entertainment’s net income is approximately $1.0 million and $1.6 million for the three months ended February 28, 2013 and 2014, respectively, and is included in equity in net income from equity investments in its consolidated statements of operations.
Distributions from Kansas Entertainment, for the three months ended February 28, 2014, totaling $4.5 million, consists of $1.9 million received as a distribution from its profits, and is included in net cash provided by operating activities on the Company's statement of cash flows, and the remaining $2.6 million received, which was recognized as a return of capital from investing activities on the Company's statement of cash flows. Distributions from Kansas Entertainment, for the three months ended February 28, 2013, totaling $4.5 million, was recognized as a return of capital from investing activities on the Company's statement of cash flows.
Subsequent to February 28, 2014, The Company received an additional distribution of approximately $5.5 million.
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
The Company received $7.5 million, less closing and other administrative costs, of the sales price at closing.  The remaining sales price was financed with the Company holding a secured mortgage interest in 380 Development as well as the underlying property.  The mortgage balance bears interest at an annual rate of 7.0 percent. In accordance with the terms of the agreement, the Company received approximately $6.1 million plus interest on this mortgage balance in February 2014, and will receive the remaining purchase price of $66.4 million, due March 5, 2016. Interest on the latter mortgage balance will be paid 12 months after closing and then quarterly, in arrears. Based on the level of Marine Development's initial investment at closing and continuing investment, the Company has accounted for the transaction using the cost recovery method and has deferred the recognition of profit of $1.9 million, and accrued interest totaling approximately $0.7 million at February 28, 2014, until the carrying amount of the property is recovered, which will not be until the final payment is made.
As a result of the sale, the Company expects to receive a cash tax benefit of approximately $41.9 million, based on its current corporate tax rate. This cash tax benefit, when combined with the net proceeds from the sale total approximately $118.0 million in incremental cash flow as a result of the sale.
Motorsports Authentics
Prior to January 31, 2014, the Company was partners with Speedway Motorsports, Inc. ("SMI") in a 50/50 joint venture, SMISC, LLC, which, through its wholly owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics (“MA”). MA designs, promotes, markets and distributes motorsports licensed merchandise. On January 31, 2014, SMI abandoned its interest and rights in SMISC, LLC, consequently bringing the Company's ownership to 100.0 percent. MA's operations are included in the Company's consolidated operations subsequent to the date of SMI's abandonment. Prior to January 31, 2014, MA was accounted for as an equity investment in the Company's financial statements.
As a result of SMI's abandonment of their interest in SMISC, LLC, the Company recorded other income of approximately $5.4 million, representing the fair value of MA, over the carrying value, as of January 31, 2014. The fair value was based on a discounted cash flow analysis using level 3 inputs. Most of the fair value represents the value of MA's working capital and the fair value was not sensitive to assumptions used in the discounted cash flow analysis.
In addition, the Company recognized a tax benefit of approximately $1.8 million, representing the benefit associated with various operating loss carryforwards of MA that are expected to be realized in its consolidated tax filings in the future. MA's income, subsequent to consolidation, was immaterial, and is included in the Motorsports Event segment.
Prior to the SMI abandonment of SMISC, LLC, no equity income was recognized in prior periods, by the Company, as MA operated at breakeven.

5. Goodwill and Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of the major classes of intangible assets relating to the Motorsports Event segment are as follows (in thousands):

	November 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$8	$2
Other	92	72	20
Total amortized intangible assets	102	80	22
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793
Total non-amortized intangible assets	178,606	—	178,606
Total intangible assets	$178,708	$80	$178,628

	February 28, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Food, beverage and merchandise contracts	$714	$22	$692
Other	92	75	17
Total amortized intangible assets	806	97	709
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793
Total non-amortized intangible assets	178,606	—	178,606
Total intangible assets	$179,412	$97	$179,315
The following table presents current and expected amortization expense of the existing intangible assets as of February 28, 2014 for each of the following periods (in thousands):

Amortization expense for the three months ended February 28, 2014	$17
Remaining estimated amortization expense for the year ending November 30:
2014	85
2015	110
2016	104
2017	103
2018	103
There were no changes in the carrying value of goodwill during the three months ended February 28, 2014.

6. Long-Term Debt
Long-term debt consists of the following (in thousands):

	November 30, 2013	February 28, 2014
4.63 percent Senior Notes	$65,000	$65,000
3.95 percent Senior Notes	100,000	100,000
4.82 percent Revenue Bonds	662	583
6.25 percent Term Loan	49,948	49,852
TIF bond debt service funding commitment	58,877	58,893
Revolving Credit Facility	—	—
	274,487	274,328
Less: current portion	2,807	2,908
	$271,680	$271,420
The Company's $65.0 million principal amount of senior unsecured notes (“4.63 percent Senior Notes”) bear interest at 4.63 percent and are due January 2021, require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.63 percent Senior Notes may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company’s wholly owned domestic subsidiaries are guarantors of the 4.63 percent Senior Notes. Certain restrictive covenants of the 4.63 percent Senior Notes require that the Company's ratio of its Consolidated Funded Indebtedness to its Consolidated EBITDA ("leverage ratio") does not exceed 3.50 to 1.0, and its Consolidated EBITDA to Consolidated Interest Expense ("interest coverage ratio") is not less than 2.0 to 1.0. In addition the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 4.63 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of February 28, 2014, the Company was in compliance with its various restrictive covenants. At February 28, 2014, outstanding principal on the 4.63 percent Senior Notes was approximately $65.0 million.
The Company's $100.0 million principal amount of senior unsecured notes (“3.95 percent Senior Notes”) bear interest at 3.95 percent and are due September 2024. The 3.95 percent Senior Notes require semi-annual interest payments on March 13 and September 13 through their maturity. The 3.95 percent Senior Notes may be redeemed in whole or in part, at the Company's option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company's wholly owned domestic subsidiaries are guarantors of the 3.95 percent Senior Notes. Certain restrictive covenants of the 3.95 percent Senior Notes require that the Company's leverage ratio does not exceed 3.50 to 1.0, and its interest coverage ratio is not less than 2.0 to 1.0. In addition the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 3.95 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of February 28, 2014, the Company was in compliance with its various restrictive covenants. At February 28, 2014, outstanding principal on the 3.95 percent Senior Notes was approximately $100.0 million.
Debt associated with the Company's wholly owned subsidiary, Chicagoland Speedway Corporation, which owns and operates Chicagoland Speedway and Route 66 Raceway, has debt outstanding in the form of revenue bonds payable (“4.82 percent Revenue Bonds”), consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.82 percent Revenue Bonds have an interest rate of 4.82 percent and a monthly payment of $29,000 principal and interest. At February 28, 2014, outstanding principal on the 4.82 percent Revenue Bonds was approximately $0.6 million.
The term loan (“6.25 percent Term Loan”), related to the Company’s International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.25 percent, and a current monthly payment of approximately $292,000. At February 28, 2014, the outstanding principal on the 6.25 percent Term Loan was approximately $49.9 million.
At February 28, 2014, outstanding taxable special obligation revenue (“TIF”) bonds, in connection with the financing of Kansas Speedway, totaled approximately $58.9 million, net of the unamortized discount, which is comprised of a $9.8 million principal amount, 6.15 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.75 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
The Company's $300.0 million revolving credit facility (“2012 Credit Facility”) contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions, provides for separate sub-limits of $25.0 million for standby letters of credit and $10.0 million for swing line loans. The 2012 Credit Facility is scheduled to mature in November 2017. Interest accrues, at the Company's option, at either LIBOR plus 100.0 — 162.5 basis points or a base rate loan at the highest of i) Wells Fargo Bank's prime lending rate, ii) the Federal Funds rate, as in effect from time to time, plus 0.5 percent, and iii) one month LIBOR plus 1.0 percent. The 2012 Credit Facility also contains a commitment fee ranging from 0.125 percent to 0.225 percent of unused amounts available for borrowing. The interest rate margin on the LIBOR borrowings and commitment fee are variable depending on the better of the Company's debt rating as determined by specified rating agencies or its leverage ratio. Certain of the Company's wholly owned domestic subsidiaries are guarantors on the 2012 Credit Facility. The 2012 Credit Facility requires that the Company's leverage ratio does not exceed 3.50 to 1.0 (4.0 to 1.0 for the four quarters ending after any Permitted Acquisition), and its interest coverage ratio is not less than 2.5 to 1.0. The 2012 Credit Facility also contains various other affirmative and negative restrictive covenants including, among others, limitations on indebtedness, investments, sales of assets, certain transactions with affiliates, entering into certain restrictive agreements and making certain restricted payments as detailed in the agreement. As of February 28, 2014, the Company was in compliance with its various restrictive covenants. At February 28, 2014, the Company had no outstanding borrowings under the 2012 Credit Facility.
Total interest expense incurred by the Company for the three months ended February 28, are as follows (in thousands):

	2013	2014
Interest expense	$4,154	$4,114
Less: capitalized interest	192	981
Net interest expense	$3,962	$3,133
Financing costs of approximately $4.4 million and $4.2 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2013 and February 28, 2014, respectively. These costs are being amortized on a straight-line method, which approximates the effective yield method, over the life of the related financing.
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
At February 28, 2014, the Company had money market funds totaling approximately $62.3 million which are included in cash and cash equivalents in its consolidated balance sheets. All inputs used to determine fair value are considered level 1 inputs.
Fair values of long-term debt are based on quoted market prices at the date of measurement. The Company’s credit facilities approximate fair value as they bear interest rates that approximate market. These inputs used to determine fair value are considered level 2 inputs. The fair value of the remaining long-term debt, as determined by quotes from financial institutions, was approximately $293.0 million compared to the carrying amount of approximately $274.5 million and approximately $294.6 million compared to the carrying amount of approximately $274.3 million at November 30, 2013 and February 28, 2014, respectively.
The Company had no financial instruments that used level 3 inputs as of February 28, 2014.

8. Comprehensive Income
Comprehensive income is the changes in equity of an enterprise except those resulting from shareholder transactions. Accumulated other comprehensive loss consists of the following (in thousands):

	November 30, 2013	February 28, 2014
Terminated interest rate swap, net of tax benefit of $3,025 and $2,918, respectively	$4,638	$4,474
9. Income Taxes
The Company's effective income tax rate of 39.2 percent for the three months ended February 28, 2013, approximated the statutory income tax rate. The tax treatment related to the other income recognized as a result of SMI's abandonment of their interest in SMISC, LLC along with the tax benefit of approximately $1.8 million, representing the benefit associated with various operating loss carryforwards of MA are the principal causes of the decreased effective income tax rate for the three months ended February 28, 2014. As a result of these items, the Company's effective income tax rate is 24.4 percent for the three months ended February 28, 2014.
10. Related Party Disclosures and Transactions
All of the racing events that take place during the Company’s fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association, the American Motorcyclist Association, the Automobile Racing Club of America, the American Sportbike Racing Association — Championship Cup Series, the Federation Internationale de L’Automobile, the Federation Internationale Motocycliste, International Motor Sports Association (“IMSA”), Historic Sportscar Racing, IndyCar Series, National Association for Stock Car Auto Racing (“NASCAR”), National Hot Rod Association, the Porsche Club of America, the Sports Car Club of America, the Sportscar Vintage Racing Association, the United States Auto Club and the World Karting Association. NASCAR, which sanctions many of the Company’s principal racing events, is a member of the France Family Group which controls approximately 72.0 percent of the combined voting power of the outstanding stock of the Company, as of November 30, 2013, and some members of which serve as directors and officers of the Company. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR from continuing operations for disbursement to competitors, which are exclusive of NASCAR sanction fees, totaled approximately $23.2 million and $23.7 million for the three months ended February 28, 2013 and 2014, respectively.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire NASCAR Sprint Cup, Nationwide and Camping World Truck series schedules. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Sprint Cup, Nationwide and Camping World Truck series event as a component of its sanction fees. The promoter records 90.0 percent of the gross broadcast rights fees as revenue and then records 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors. Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event. The Company’s television broadcast and ancillary rights fees from continuing operations received from NASCAR for the NASCAR Sprint Cup, Nationwide, and Camping World Truck series events conducted at its wholly owned facilities, and recorded as part of motorsports related revenue, were approximately $57.4 million and $58.0 million for the three months ended February 28, 2013 and 2014, respectively.
11. Commitments and Contingencies
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal and any required premium and interest on the 2002 STAR Bonds. At February 28, 2014, the Unified Government had approximately $1.4 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling approximately $4.0 million at February 28, 2014. At February 28, 2014, there were no amounts drawn on the standby letters of credit.

DAYTONA Rising: Reimagining an American Icon
The Company is currently redeveloping the frontstretch of Daytona International Speedway ("Daytona"), the Company's 54-year-old flagship motorsports facility, to enhance the event experience for its fans, marketing partners, broadcasters and the motorsports industry. The redevelopment of Daytona has been branded DAYTONA Rising.
The Company currently anticipates DAYTONA Rising to cost between $375.0 million to $400.0 million, excluding capitalized interest. The Company expects to fund DAYTONA Rising from cash on hand, cash from its operations, and may use borrowings on its credit facility for a limited period of time. In addition, the Company is pursuing legislation in the state of Florida that proposes the speedway receive similar tax incentives and rebates as Florida's other professional sports venues.
Total spending incurred for DAYTONA Rising was approximately $29.4 million during the three months ended February 28, 2014. Based on the Company's current expectations of DAYTONA Rising, it has identified existing assets that are expected to be impacted by the redevelopment and that those assets will require accelerated depreciation or losses on asset retirements, totaling approximately $50.0 million over the approximate 26-month project time span. During the three months ended February 28, 2014, the Company recognized accelerated depreciation and losses on disposal of assets totaling approximately $4.2 million .
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at prices comparable to unaffiliated customers. The following tables provide segment reporting of the Company for the three months ended February 28, 2013 and 2014 (in thousands):

	Three Months Ended February 28, 2013
	Motorsports Event	All Other	Total
Revenues	$124,000	$4,957	$128,957
Depreciation and amortization	18,448	1,394	19,842
Operating income (loss)	27,070	(1,923)	25,147
Capital expenditures	5,739	367	6,106
Total assets	1,638,377	380,283	2,018,660
Equity investments	—	142,899	142,899
	Three Months Ended February 28, 2014
	Motorsports Event	All Other	Total
Revenues	$127,845	$4,283	$132,128
Depreciation and amortization	21,315	1,458	22,773
Operating income (loss)	24,758	(2,419)	22,339
Capital expenditures	30,361	886	31,247
Total assets	1,589,960	503,082	2,093,042
Equity investments	—	131,431	131,431
Intersegment revenues were approximately $0.4 million and $0.3 million for the three months ended February 28, 2013 and 2014, respectively.
During the three months ended February 28, 2014, the Company recognized approximately $0.4 million in marketing and consulting costs that is included in general and administrative expense related to DAYTONA Rising. These costs were included in the Motorsports Event segment. During the three months ended February 28, 2013, the Company recognized approximately $0.3 million of similar costs.
During the three months ended February 28, 2014, the Company recognized approximately $3.0 million of accelerated depreciation that was recorded due to the shortening the service lives of certain assets associated with DAYTONA Rising and capacity management initiatives. There were no comparable amounts in the three months ended February 28, 2013.
During the three months ended February 28, 2014, the Company recognized approximately $2.2 million of losses primarily attributable to demolition costs in connection with DAYTONA Rising. During the three months ended February 28, 2013, we recognized approximately $1.5 million of losses associated with asset retirements primarily attributable to the removal of assets not fully depreciated in connection with capacity management initiatives, DAYTONA Rising and other capital improvements.

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
Impairment of Long-lived Assets, Goodwill and Other Intangible Assets. Our consolidated balance sheets include significant amounts of long-lived assets, goodwill and other intangible assets which could be subject to impairment. As of February 28, 2014, goodwill and other intangible assets and property and equipment accounts for approximately $1.6 billion, or 75.7 percent of our total assets. We account for our goodwill and other intangible assets in accordance with ASC 350, “Intangibles — Goodwill and Other,” and for our long-lived assets in accordance with ASC 360, “Property, Plant and Equipment.”
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
In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments we exert significant influence on the investee but do not have effective control over the investee, which adds an additional element of risk that can adversely impact our financial position and results of operations. The carrying value of our equity investments was $131.4 million at February 28, 2014.
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
Equity and Other Investments
Hollywood Casino at Kansas Speedway
Kansas Entertainment, LLC, (“Kansas Entertainment”) a 50/50 joint venture of Penn Hollywood Kansas, Inc. (“Penn”), a subsidiary of Penn National Gaming, Inc. and Kansas Speedway Development Corporation (“KSDC”), a wholly owned indirect subsidiary of ISC, operates the Hollywood-themed casino and branded destination entertainment facility, overlooking turn two at Kansas Speedway. Penn is the managing member of Kansas Entertainment and is responsible for the operations of the casino.
We have accounted for Kansas Entertainment as an equity investment in our financial statements as of February 28, 2013 and 2014. Our 50.0 percent portion of Kansas Entertainment’s net income is approximately $1.0 million and $1.6 million for the three months ended February 28, 2013 and 2014, respectively, and is included in equity in net income from equity investments in our consolidated statements of operations.

Distributions from Kansas Entertainment, for the three months ended February 28, 2014, totaling $4.5 million, consists of $1.9 million received as a distribution from its profits, and is included in net cash provided by operating activities on our statement of cash flows, and the remaining $2.6 million received, which was recognized as a return of capital from investing activities on our statement of cash flows. Distributions from Kansas Entertainment, for the three months ended February 28, 2013, totaling $4.5 million, was recognized as a return of capital from investing activities on our statement of cash flows.
Subsequent to February 28, 2014, we received an additional distribution of approximately $5.5 million.
Motorsports Authentics
Prior to January 31, 2014, the Company was partners with Speedway Motorsports, Inc. ("SMI") in a 50/50 joint venture, SMISC, LLC, which, through its wholly owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics (“MA”). MA designs, promotes, markets and distributes motorsports licensed merchandise. On January 31, 2014, SMI abandoned its interest and rights in SMISC, LLC, consequently bringing the Company's ownership to 100.0 percent. MA's operations are included in the Company's consolidated operations subsequent to the date of SMI's abandonment. Prior to January 31, 2014, MA was accounted for as an equity investment in the Company's financial statements.
As a result of SMI's abandonment of their interest in SMISC, LLC, we recorded other income of approximately $5.4 million, representing the fair value of MA, over the carrying value, as of January 31, 2014. In addition, we recognized a tax benefit of approximately $1.8 million, representing the benefit associated with various operating loss carryforwards of MA that are expected to be realized in its consolidated tax filings in the future. MA's income, subsequent to consolidation, was immaterial.
Prior to the SMI abandonment of SMISC, LLC, we did not recognize any equity income in prior periods, as MA operated at breakeven.
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
We received $7.5 million, less closing and other administrative costs, of the sales price at closing.  The remaining sales price was financed with us holding a secured mortgage interest in 380 Development as well as the underlying property.  The mortgage balance bears interest at an annual rate of 7.0 percent. In accordance with the terms of the agreement, we received approximately $6.1 million plus interest on this mortgage balance in February 2014, and we will receive the remaining purchase price of $66.4 million, due March 5, 2016. Interest on the latter mortgage balance will be paid 12 months after closing and then quarterly, in arrears. Based on the level of Marine Development's initial investment at closing and continuing investment, we have accounted for the transaction using the cost recovery method and has deferred the recognition of profit of $1.9 million, and accrued interest totaling approximately $0.7 million at February 28, 2014, until the carrying amount of the property is recovered, which will not be until the final payment is made.
As a result of the sale, we expect to receive a cash tax benefit of approximately $41.9 million, based on our current corporate tax rate. This cash tax benefit, when combined with the net proceeds from the sale total approximately $118.0 million in incremental cash flow as a result of the sale.
Income Taxes
Our effective income tax rate of 39.2 percent for the three months ended February 28, 2013, approximated the statutory income tax rate. The tax treatment related to the other income recognized as a result of SMI's abandonment of their interest in SMISC, LLC along with the tax benefit of approximately $1.8 million, representing the benefit associated with various operating loss carryforwards of MA are the principal causes of the decreased effective income tax rate for the three months ended February 28, 2014. As a result of these items, our effective income tax rate is approximately 24.4 percent for the three months ended February 28, 2014.
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

As part of the IAP, NASCAR and FOX Deportes, the number one U.S. Latino Sports network, joined together to provide the sport's most expansive Spanish-language broadcast offering with coverage of 15 Sprint Cup Series races, including for the first time, a Spanish-language broadcast of the 2013 Daytona 500.  As a result, Hispanic viewership of the NASCAR Sprint Cup series grew approximately 40.0 percent in 2013 versus 2012, with an even stronger 87.0 percent increase over prior year during the Chase for the NASCAR Sprint Cup.
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
From an entitlement perspective, for fiscal 2014, we currently have five event entitlements open with approximately 87% of corporate partnership revenue target for the year contracted, which is comparable to previous years.
Television Broadcast and Ancillary Media Rights
Domestic broadcast and ancillary media rights fees revenues are ISC's largest revenue segment, accounting for approximately 47.7 percent of 2013 total revenues. Starting in 2007, NASCAR entered into combined eight-year agreements with FOX, ABC/ESPN, TNT and SPEED for the domestic broadcast and related rights for its three national touring series - Sprint Cup, Nationwide and Camping World Truck. The agreements total approximately $4.5 billion over the eight-year period from 2007 through 2014, representing an approximate $560.0 million gross average annual rights fee for the industry. The industry rights fees were approximately $605.0 million for fiscal 2013, and will be approximately $630.0 million for 2014.
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
In August 2013, FOX debuted its 24-hour Fox Sports 1 network to compete with ESPN. Fox Sports 1 is available in approximately 90.1 million TV households. In addition to NASCAR (beginning in 2015), Fox Sports 1 has new or renewed deals for Major League Baseball, college football and basketball, Ultimate Fighting Championship as well as other sports. Fox Sports 1 represents the latest in the long migration of marquee sports from broadcast TV to cable/satellite, who generally can support a higher investment due to subscriber fees that are not available to traditional networks. In early 2014, the network performed exceptionally well broadcasting the events leading up to the Daytona 500. Through February 23, viewership was up approximately 70.0 percent versus Speed Channel from a corresponding time period a year earlier and the NASCAR broadcasts delivered an approximate 96.0 percent increase from the prior year in the coveted 18-to-49 prime-time demographic.
NBC Sports Network is in approximately 79.1 million homes, and in addition to NASCAR (beginning in 2015) serves sports fans by airing coverage of the Olympic Games and Trials as well as the National Hockey League (NHL), Major League Soccer (MLS), IndyCar Series, Tour de France, major college football and basketball, and horse racing surrounding the Triple Crown, among other events.
Domestic broadcast rights fees provide significant cash flow visibility to us, race teams and NASCAR over the contract term. Television broadcast rights fees received from NASCAR for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events conducted at our wholly owned facilities under these agreements, and recorded as part of motorsports related revenue, were approximately $55.6 million and $57.9 million for the three months ended February 28, 2013 and 2014, respectively. Operating income generated by these media rights were approximately $42.1 million and $42.1 million for the three months ended February 28, 2013 and 2014, respectively.
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
Growth Strategies
Our growth strategies also include exploring ways to grow our businesses through acquisitions and external developments that offer attractive financial returns. This has been demonstrated through our joint venture to develop and operate a Hollywood-themed casino and branded entertainment destination facility overlooking turn two at Kansas Speedway (see “Hollywood Casino at Kansas Speedway”).
Hollywood Casino at Kansas Speedway provided positive cash flow to us and included positive equity income in our consolidated statement of operations for fiscal 2012 and 2013. We expect for our 2014 fiscal year that our share of the cash flow from the casino's operations will be approximately $18.0 million to $20.0 million.
Increased visibility on property taxes for the existing facility has led Kansas Entertainment to consider the next phase of development, a Hollywood Casino Hotel. Per the Development Agreement with the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”), the casino is subject to a 1 percent of gross gaming revenue penalty if it has not commenced construction on the hotel within two years of the February 2012 opening.  However, the Unified Government recently approved to extend the decision date to allow Kansas Entertainment to evaluate construction costs, financing options and projects returns until May 1, 2014. The decision to move forward will be market-based and approved by Kansas Entertainment’s board.
More recently, we entered in to a 50/50 joint venture with Atlanta-based Jacoby Development, Inc. (“Jacoby”) to develop a mixed-use and entertainment destination located directly across from the legendary Daytona International Speedway. This potential landmark development, named ONE DAYTONA, encompasses 189 acres ISC already owns. The conceptual design for the first phase of ONE DAYTONA include 1.1 million square feet of world-class shopping, fine dining, hotel, theater and other entertainment. Bass Pro Shops®, America's most popular outdoor store, and Cobb Theatres, the highly respected Southeastern-based exhibitor, have executed leases to anchor ONE DAYTONA. The joint venture is in active discussions with other potential anchor tenants for ONE DAYTONA (see “Liquidity and Capital Resources - ONE DAYTONA”).
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
Seasonality and Quarterly Results
We derive most of our income from a limited number of NASCAR-sanctioned races. As a result, our business has been, and is expected to remain, highly seasonal based on the timing of major racing events. Future schedule changes as determined by NASCAR or other sanctioning bodies, as well as the acquisition of additional, or divestiture of existing, motorsports entertainment facilities could impact the timing of our major events in comparison to prior or future periods. Because of the seasonal concentration of racing events, the results of operations for the three month periods ended February 28, 2013 and 2014, are not indicative of the results to be expected for the year.
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
The adjustments for 2013 relate to carrying costs of our Staten Island property, legal judgment, marketing and consulting costs incurred associated with DAYTONA Rising, losses associated with the retirements of certain other long-lived assets and net gain on sale of certain assets.
The adjustments for 2014 relate to marketing and consulting costs incurred associated with DAYTONA Rising, accelerated depreciation, losses associated with the retirements of certain other long-lived assets, DAYTONA Rising project capitalized interest, MA fair value adjustment and income tax benefit, and net gain on sale of certain assets.

	Three Months Ended
	February 28, 2013	February 28, 2014
	(Unaudited)
	(In Thousands, Except Per Share Amounts)
Net income	$13,513	$19,895
Adjustments, net of tax:
Carrying costs related to Staten Island	533	—
Legal judgment	345	—
DAYTONA Rising project	194	235
Accelerated depreciation	—	1,821
Losses on asset retirements	940	1,350
DAYTONA Rising project capitalized interest	—	(576)
MA fair value adjustment and income tax benefit	—	(7,212)
Net gain on sale of certain assets	—	(7)
Non-GAAP net income	$15,525	$15,506
Per share data:
Diluted earnings per share	$0.29	$0.43
Adjustments, net of tax:
Carrying costs related to Staten Island	0.01	—
Legal judgment	0.01	—
DAYTONA Rising project	—	—
Accelerated depreciation	—	0.04
Losses on asset retirements	0.02	0.03
DAYTONA Rising project capitalized interest	—	(0.01)
MA fair value adjustment and income tax benefit	—	(0.16)
Net gain on sale of certain assets	—	—
Non-GAAP diluted earnings per share	$0.33	$0.33

Comparison of the Results for the Three Months Ended February 28, 2014 to the Results for the Three Months Ended February 28, 2013.
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended
	February 28, 2013	February 28, 2014
	(Unaudited)
REVENUES:
Admissions, net	23.9%	22.8%
Motorsports related	65.8	64.7
Food, beverage and merchandise	7.9	10.0
Other	2.4	2.5
Total revenues	100.0	100.0
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	20.5	20.6
Motorsports related	17.3	17.3
Food, beverage and merchandise	5.7	7.7
General and administrative	20.3	18.5
Depreciation and amortization	15.4	17.3
Losses on asset retirements	1.2	1.6
Total expenses	80.4	83.0
Operating income	19.6	17.0
Interest income	—	—
Interest expense	(3.1)	(2.3)
Equity in net income from equity investments	0.8	1.2
Other	—	4.1
Income before income taxes	17.3	20.0
Income taxes	6.8	4.9
Net income	10.5%	15.1%
Comparability of results for the three months ended February 28, 2014 to the same periods in fiscal 2013 was impacted by the following:

•
On January 31, 2014, SMI abandoned its interest and rights in MA, consequently bringing our ownership of MA to 100.0 percent. MA's operations are included in our consolidated operations subsequent to the date of SMI's abandonment. Prior to January 31, 2014, MA was accounted for as an equity investment in our financial statements. As a result of SMI's abandonment of their interest in MA, we recorded other income of approximately $5.4 million representing the fair value of MA, over the carrying value, as of January 31, 2014. In addition we recognized a tax benefit of approximately $1.8 million (see “Equity and Other Investments”);

•
During the three months ended February 28, 2013, we expensed approximately $0.9 million, or $0.01 per diluted share, of certain ongoing carrying costs related to our Staten Island property. There were no comparable costs in the same period of fiscal 2014;

•
During the first quarter of fiscal 2013, we recognized a charge relating to a legal judgment of litigation involving certain ancillary facility operations of approximately $0.6 million, or $0.01 per diluted share. There was no comparable event in the same period of fiscal 2014;

•
During the three months ended February 28, 2014, we recognized approximately $0.4 million, or less than $0.01 per diluted share, in marketing and consulting costs that are included in general and administrative expense related to

DAYTONA Rising. During the three months ended February 28, 2013, we recognized approximately $0.3 million, or less than $0.01 per diluted share, of similar costs;

•
During the three months ended February 28, 2014, we recognized approximately $3.0 million, or $0.04 per diluted share of accelerated depreciation that was recorded due to the shortening the service lives of certain assets associated with DAYTONA Rising. There were no comparable amounts in the same period of fiscal 2013; and

•
During the three months ended February 28, 2014, we recognized approximately $2.2 million, or $0.03 per diluted share, of losses primarily attributable to demolition and/or asset relocation costs in connection with DAYTONA Rising and capacity management initiatives. During the three months ended February 28, 2013, we recognized approximately $1.5 million, or $0.02 per diluted share, of losses associated with asset retirements primarily attributable to the removal of assets not fully depreciated in connection with certain capital improvements.

Admissions revenue decreased approximately $0.7 million, or 2.2 percent, during the three months ended February 28, 2014, as compared to the same period of the prior year. The decrease is largely attributable to decreased attendance driven by the threat of inclement weather leading up to the NASCAR Nationwide and Daytona 500 events and moving the Budweiser Duel from its historical Thursday afternoon schedule to an early evening time slot.
Motorsports related revenue increased approximately $0.6 million, or 0.7 percent, during the three months ended February 28, 2014, as compared to the same period of the prior year. The increase is largely attributable to increases in television broadcast revenue of approximately $2.3 million. Partially offsetting the increase was an adjustment in the 2013 first quarter to increase the ancillary rights fees attributable to fiscal 2012, of approximately $1.6 million, with no comparable adjustment in fiscal 2014 and, to a lesser extent, lower Motor Racing Network advertising and Sprint Vision revenues.
Food, beverage and merchandise revenue increased approximately $3.0 million, or 29.8 percent, during the three months ended February 28, 2014, as compared to the same period of the prior year. The increase is predominately due to the aforementioned consolidation of MA, of approximately $2.6 million, and to a lesser extent, increased catering and merchandise revenues.
Prize and point fund monies and NASCAR sanction fees increased approximately $0.8 million, or 3.1 percent, during the three months ended February 28, 2014, as compared to the same period of the prior year. The increase is primarily due to increases in television broadcast rights fees for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events held during the period as standard NASCAR sanctioning agreements require a specific percentage of television broadcast rights fees to be paid to competitors.
Motorsports related expenses increased approximately $0.5 million, or 2.3 percent during the three months ended February 28, 2014, as compared to the same period of the prior year. The slight increase is primarily attributable to costs driven by a prolonged weather delay during the 2014 Daytona 500. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue increased slightly to approximately 19.8 percent for the three months ended February 28, 2014, as compared to approximately 19.3 percent for the same period in the prior year. The slight increase is due to the aforementioned lower admissions revenue combined with these increased expenses.
Food, beverage and merchandise expense increased approximately $2.8 million, or 38.7 percent, during the three months ended February 28, 2014, as compared to the same period of the prior year. The increase is predominately attributable to the aforementioned consolidation of MA, of approximately $2.2 million, and to a lesser extent, slightly higher catering and merchandise sales for events held during the periods. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue increased to approximately to 76.5 percent for the three months ended February 28, 2014, compared to approximately 71.6 percent for the same period in the prior year. The decrease in margin is primarily a result of the aforementioned consolidation of MA, and to a lesser extent, the ratio of fixed costs versus variable costs due to the rain delayed Daytona 500 in fiscal 2014.
General and administrative expenses decreased approximately $1.7 million, or 6.5 percent, during the three months ended February 28, 2014, as compared to the same period of the prior year. The decrease is primarily attributable to a decrease to our general liability reserve of approximately $1.1 million, due to certain claims not reaching their full exposure, as was estimated, prior to being resolved. Also contributing to the decrease were items that occurred in fiscal 2013, for which there were no comparable costs in the same period of fiscal 2014, such as the increase in the loss accrual associated with the incident at Daytona, of approximately $1.1 million, certain ongoing carrying costs related to our Staten Island property, of approximately $0.9 million, and our recognition of a charge relating to a legal judgment of litigation involving certain ancillary facility operations, of approximately $0.6 million. Partially offsetting the decrease were certain compensation related and other administrative costs, of approximately $1.8 million. General and administrative expenses as a percentage of total revenues decreased to approximately 18.5 percent for the three months ended February 28, 2014, as compared to 20.3 percent for the same respective period in the prior year. The increase in margin for the three months ended February 28, 2014 was predominately due to the aforementioned adjustments in our general liability insurance reserves in the 2014 period as well as carrying costs related to our Staten Island property and recognition of a charge relating to a legal judgment of litigation involving certain ancillary facility operations in fiscal 2013.
Depreciation and amortization expense increased approximately $2.9 million, or 14.8 percent, during the three months ended February 28, 2014, as compared to the same period of the prior year. The increases were primarily attributable to the shortening the service lives of certain assets associated with DAYTONA Rising.
Losses on retirements of long-lived assets of approximately $2.2 million in fiscal 2014 are primarily attributable to demolition costs in connection with DAYTONA Rising and capacity management initiatives. The losses on retirements of long-lived assets of approximately $1.5 million in fiscal 2013 is primarily attributable to the removal of certain assets not fully depreciated in connection with the grandstand seating at Talladega Superspeedway (“Talladega”), as well as guest enhancements at our other facilities.
Interest income during the three months ended February 28, 2014 was comparable to the same period of the prior year.
Interest expense during the three months ended February 28, 2014 decreased approximately $0.8 million, or 20.9 percent, during the three months ended February 28, 2014, as compared to the same period of the prior year. The decrease was predominately due to higher capitalized interest associated with DAYTONA Rising.
Equity in net income from equity investments represents our 50.0 percent equity investment in Hollywood Casino at Kansas Speedway during the three months ended February 28, 2014 and 2013, respectively (see “Equity and Other Investments”).
Our effective income tax rate was approximately 24.4 percent for the three months ended February 28, 2014, as compared to 39.2 percent for the same respective period of the prior year (see “Income Taxes”).
As a result of the foregoing, net income for the three month periods ending February 28, 2014, as compared to the same periods in prior year, reflected an increase of approximately $6.4 million, or $0.14 per diluted share, respectively.
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

	November 30, 2013	February 28, 2014
	(Unaudited)
Cash and cash equivalents	$172,827	$192,598
Working capital	153,780	174,529
Total debt	274,487	274,328
At February 28, 2014, our working capital was primarily supported by our cash and cash equivalents totaling approximately $192.6 million, an increase of approximately $19.8 million from November 30, 2013. Significant cash flow items during the three months ended February 28, 2013 and 2014, respectively, are as follows (in thousands):

	February 28, 2013	February 28, 2014
	(Unaudited)
Net cash provided by operating activities	$34,662	$37,364
Capital expenditures (1)	(6,106)	(31,247)
Distribution from equity investee and affiliate (2)	4,500	4,500
Proceeds from sale of Staten Island property (3)	—	6,314
Net payments related to long-term debt	(166)	(175)
(1) Increase in capital expenditures is predominately due to DAYTONA Rising (see "Capital Expenditures")
(2) Distributions from equity investee and affiliates, for the three months ended February 28, 2014, totaling $4.5 million, consists of $1.9 million received as a distribution from its profits, and is included in net cash provided by operating activities on our statement of cash flows, and the remaining $2.6 million received, which was recognized as a return of capital from investing activities on our statement of cash flows
(3) See "Note 4. Equity and Other Investments - Staten Island Property"
Our liquidity is primarily generated from our ongoing motorsports operations, and we expect our strong operating cash flow to continue in the future. In addition, as of February 28, 2014, we have approximately $296.0 million available to draw upon under our 2012 Credit Facility, if needed. See “Future Liquidity” for additional disclosures relating certain risks that may affect our near term operating results and liquidity.
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
With the majority of the capital expenditures for DAYTONA Rising occurring in fiscal 2014 and 2015, we estimate capital expenditures, exclusive of capitalized interest, across all of ISC's existing facilities will be approximately $200.0 million for fiscal 2014 and approximately $180.0 million for fiscal 2015. With a target completion date of DAYTONA Rising in January 2016, capital expenditures will then decrease significantly with an expectation of capital expenditures for projects at all of ISC's existing facilities, exclusive of capitalized interest, to be between $60.0 million to $70.0 million in fiscal 2016 and fiscal 2017.
For the three months ended February 28, 2014, we spent approximately $31.2 million on capital expenditures for projects at our existing facilities related to DAYTONA Rising and a variety of other improvements and renovations.  In comparison, we spent approximately $6.1 million for the three months ended February 28, 2013, on capital expenditures for projects at our existing facilities.
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
While we expect our strong operating cash flow to continue in the future, our financial results depend significantly on a number of factors. In addition to local, national, and global economic and financial market conditions, consumer and corporate spending could be adversely affected by security and other lifestyle conditions resulting in lower than expected future operating cash flows. General economic conditions were significantly and negatively impacted by the September 11, 2001 terrorist attacks and the wars in Iraq and Afghanistan and could be similarly affected by any future attacks or fear of such attacks, or by conditions resulting from other acts or prospects of war. Any future attacks or wars or related threats could also increase our expenses related to insurance, security or other related matters. Also, our financial results could be adversely impacted by a widespread outbreak of a severe epidemiological crisis. The items discussed above could have a singular or compounded material adverse effect on our financial success and future cash flow.
DAYTONA Rising: Reimagining an American Icon
DAYTONA Rising is the redevelopment of the frontstretch of Daytona International Speedway, ISC's 54-year-old flagship motorsports facility, to enhance the event experience for our fans, marketing partners, broadcasters and the motorsports industry.
We currently anticipate DAYTONA Rising to cost between $375.0 million to $400.0 million, excluding capitalized interest, which we expect to fund from cash on hand, cash from our operations, and we may use borrowings on our credit facility for a limited period of time. In addition, we are pursuing legislation in the state of Florida that proposes the speedway receive similar tax incentives and rebates as Florida's other professional sports venues.
Total spending incurred for DAYTONA Rising was approximately $29.4 million, during the three months ended February 28, 2014. Based on our current expectations of DAYTONA Rising, we have identified existing assets that are expected to be impacted by the redevelopment and that those assets will require accelerated depreciation or losses on asset retirements, totaling approximately $50.0 million over the approximate 26-month project time span. During the three months ended February 28, 2014, we recognized accelerated depreciation and losses on disposal of assets totaling approximately $4.2 million.
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
Despite not anticipating the need for additional long-term debt to fund this project, accounting rules dictate that we capitalize a portion of the interest on existing outstanding debt during the construction period.  We estimate that we will record approximately $11.0 million to $13.0 million of capitalized interest from fiscal 2014 through fiscal 2016, with roughly half of the capitalized interest will be recorded in fiscal 2014.  In addition our depreciation expense will increase between $17.0 million to $20.0 million, rising to approximately $90.0 million to $105.0 million annually in fiscal 2016, and then decreasing, due to lower capital spending, to approximately $85.0 million to $90.0 million beginning in fiscal 2019.
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
In February 2014, Daytona International Speedway announced Toyota as its first Founding Partner for DAYTONA Rising. Through this partnership, Toyota will sponsor Injector 4 and one of the neighborhoods, as well as receive 20,000 square feet of innovative fan engagement space that will enhance the overall guest experience, and nearly 50,000 square feet of interior and exterior branding space. The partnership runs through 2025.
We expect that by providing our fans with a better experience as well as an expansive platform for our marketing partners, including an elevated hospitality experience, DAYTONA Rising, upon completion in 2016, will provide an immediate incremental lift in Daytona International Speedway's revenues of approximately $20.0 million, and earnings before interest, taxes, depreciation and amortization ("EBITDA”) lift of approximately $15.0 million with a mid-single-digit growth rate. We also currently anticipate the project to be accretive to our net income per share within three years of completion. While these forward looking amounts are management’s projections and we believe they are reasonable, our actual results may vary from these estimates due to unanticipated changes in projected attendance, lower than expected ticket prices, or lower than forecasted corporate sponsorships. We do not know whether these expectations will ultimately prove correct and actual revenues and operating results may differ materially from these estimates.
ONE DAYTONA
We entered into a 50/50 joint venture with Atlanta-based Jacoby Development, Inc. to develop a mixed-use entertainment destination, named ONE DAYTONA, located adjacent to our 188,000 square foot office building, the International Motorsports Center, on 189 acres we own located directly across from our Daytona motorsports entertainment facility.
The conceptual design for the first phase of ONE DAYTONA include 1.1 million square feet of world-class shopping, fine dining, hotel, theater and other entertainment. Bass Pro Shops®, America's most popular outdoor store, and Cobb Theatres, the highly respected Southeastern-based exhibitor, have executed leases to anchor ONE DAYTONA. The joint venture is in active discussions with other potential anchor tenants for ONE DAYTONA.
We have approved land use entitlements for ONE DAYTONA to allow for up to 1.4 million square feet of retail/dining/entertainment, 2,500 seats in a movie theater, 660 hotel rooms, 1,350 units of residential, 567,000 square feet of additional office space and 500,000 square feet of commercial/industrial space.
Final designs are being completed for ONE DAYTONA, and the joint venture will incorporate the results of market studies, project costs and financing structures.  The joint venture has formed a Community Development District ("CDD") for the purpose of installing and maintaining public infrastructure at ONE DAYTONA. The CDD is a local, special purpose government framework authorized by Chapter 190 of the Florida Statutes for managing and financing infrastructure to support community development.
The CDD has negotiated agreements with the City of Daytona Beach and Volusia County for a total of $40.0 million in incentives to finance a portion of the estimated $53.0 million in infrastructure required to move forward with the ONE DAYTONA project. The joint venture expects to announce additional tenants in the coming months with, assuming favorable leasing considerations, a projected groundbreaking scheduled for mid-summer 2014.
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

For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our annual report on Form 10-K for the year ended November 30, 2013. During the three months ended February 28, 2014, there have been no material changes in our market risk exposures.

ITEM 4.	DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of February 28, 2014. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of February 28, 2014.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter of fiscal 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we are a party to routine litigation incidental to our business. We do not believe that the resolution of any or all of such litigation will have a material adverse effect on our financial condition or results of operations.

ITEM 1A.	RISK FACTORS
This report and the documents incorporated by reference may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify a forward-looking statement by our use of the words “anticipate,” “estimate,” “expect,” “may,” “believe,” “objective,” “projection,” “forecast,” “goal,” and similar expressions. These forward-looking statements include our statements regarding the timing of future events, our anticipated future operations and our anticipated future financial position and cash requirements. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. We previously disclosed in response to Item 1A to Part I of our report on Form 10-K for the fiscal year ended November 30, 2013 the important factors that could cause our actual results to differ from our expectations. There have been no material changes to those risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in thousands)
December 1, 2013— December 31, 2013
Repurchase program (1)	—	—	—	$61,740
January 1, 2014 — January 31, 2014
Repurchase program (1)	—	—	—	$61,740
February 1, 2014 — February 28, 2014
Repurchase program (1)	—	—	—	$61,740
	—		—

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
Since inception of the Plan through February 28, 2014, we have purchased 7,063,962 shares of our Class A common shares, for a total of approximately $268.3 million. We did not purchase any shares of our Class A common shares during the three month period ended February 28, 2014. Transactions occur in open market purchases and pursuant to a trading plan under Rule 10b5-1. At February 28, 2014, we had approximately $61.7 million remaining repurchase authority under the current Stock Purchase Plan.

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

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)

Date:	April 9, 2014	/s/ Daniel W. Houser
Daniel W. Houser, Senior Vice President,
Chief Financial Officer, Treasurer