Form 10-Q
period 2014-05-31
INTERNATIONAL SPEEDWAY CORP
filed 2014-07-03
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
 FORM 10-Q
_________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2014
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class A Common Stock	26,617,772 shares	as of May 31, 2014
Class B Common Stock	19,970,673 shares	as of May 31, 2014

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30, 2013	May 31, 2014
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$172,827	$218,183
Receivables, less allowance of $1,000 in 2013 and 2014, respectively	25,910	48,304
Inventories	2,619	6,671
Income taxes receivable	17,399	3,126
Deferred income taxes	3,122	3,122
Prepaid expenses and other current assets	13,965	14,805
Total Current Assets	235,842	294,211
Property and Equipment, net of accumulated depreciation of $746,864 and $787,734, respectively	1,276,976	1,322,540
Other Assets:
Equity investments	134,327	129,687
Intangible assets, net	178,628	179,284
Goodwill	118,791	118,791
Other	72,942	73,057
	504,688	500,819
Total Assets	$2,017,506	$2,117,570
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$2,807	$3,012
Accounts payable	27,669	43,383
Deferred income	35,679	82,682
Other current liabilities	15,907	29,636
Total Current Liabilities	82,062	158,713
Long-Term Debt	271,680	271,154
Deferred Income Taxes	366,531	359,356
Long-Term Deferred Income	8,604	7,488
Other Long-Term Liabilities	1,474	2,471
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 26,182,518 and 26,235,070 issued and outstanding in 2013 and 2014, respectively	261	261
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 19,994,663 and 19,970,673 issued and outstanding in 2013 and 2014, respectively	200	200
Additional paid-in capital	445,097	445,819
Retained earnings	846,235	876,418
Accumulated other comprehensive loss	(4,638)	(4,310)
Total Shareholders’ Equity	1,287,155	1,318,388
Total Liabilities and Shareholders’ Equity	$2,017,506	$2,117,570
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Three Months Ended
	May 31, 2013	May 31, 2014
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$35,778	$35,695
Motorsports related	126,046	128,389
Food, beverage and merchandise	12,734	22,734
Other	3,816	3,493
	178,374	190,311
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	50,144	51,202
Motorsports related	34,889	35,291
Food, beverage and merchandise	9,492	17,436
General and administrative	26,363	27,635
Depreciation and amortization	19,658	22,788
Losses on asset retirements	748	1,220
	141,294	155,572
Operating income	37,080	34,739
Interest income	19	59
Interest expense	(3,879)	(2,703)
Equity in net income from equity investments	3,231	2,795
Other	2	(86)
Income before income taxes	36,453	34,804
Income taxes	14,013	13,335
Net income	$22,440	$21,469

Dividends per share	$0.22	$0.24
Earnings per share:
Basic and diluted	$0.48	$0.46

Basic weighted average shares outstanding	46,446,993	46,535,179

Diluted weighted average shares outstanding	46,464,051	46,548,843

	Six Months Ended
	May 31, 2013	May 31, 2014
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$66,515	$65,750
Motorsports related	210,651	213,617
Food, beverage and merchandise	22,908	35,942
Other	6,852	6,791
	306,926	322,100
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	76,489	78,353
Motorsports related	57,191	58,115
Food, beverage and merchandise	16,775	27,538
General and administrative	52,451	52,015
Depreciation and amortization	39,500	45,561
Losses on asset retirements	2,293	3,440
	244,699	265,022
Operating income	62,227	57,078
Interest income	39	82
Interest expense	(7,841)	(5,836)
Equity in net income from equity investments	4,251	4,414
Other	2	5,372
Income before income taxes	58,678	61,110
Income taxes	22,725	19,746
Net income	$35,953	$41,364

Dividends per share	$0.22	$0.24
Earnings per share:
Basic and diluted	$0.77	$0.89

Basic weighted average shares outstanding	46,435,289	46,525,303

Diluted weighted average shares outstanding	46,450,567	46,539,546
See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Comprehensive Income

	Three Months Ended
	May 31, 2013	May 31, 2014
	(Unaudited)
	(In Thousands)
Net income	$22,440	$21,469
Other comprehensive income:
Amortization of terminated interest rate swap, net of tax benefit of $106 and $106, respectively	165	165
Comprehensive income	$22,605	$21,634

	Six Months Ended
	May 31, 2013	May 31, 2014
	(Unaudited)
	(In Thousands)
Net income	$35,953	$41,364
Other comprehensive income:
Amortization of terminated interest rate swap, net of tax benefit of $212 and $212, respectively	329	328
Comprehensive income	$36,282	$41,692
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statement of Shareholders’ Equity

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(Unaudited) (In Thousands)
Balance at November 30, 2013	$261	$200	$445,097	$846,235	$(4,638)	$1,287,155
Activity 12/1/13 — 5/31/14:
Net income	—	—	—	41,364	—	41,364
Comprehensive income	—	—	—	—	328	328
Cash dividend ($0.24 per share)	—	—	—	(11,181)	—	(11,181)
Reacquisition of previously issued common stock	—	—	(323)	—	—	(323)
Other	—	—	(74)	—	—	(74)
Stock-based compensation	—	—	1,119	—	—	1,119
Balance at May 31, 2014	$261	$200	$445,819	$876,418	$(4,310)	$1,318,388
See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Six Months Ended
	May 31, 2013	May 31, 2014
	(Unaudited)
	(In Thousands)
OPERATING ACTIVITIES
Net income	$35,953	$41,364
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on assumption of controlling interest in equity investee	—	(5,447)
Depreciation and amortization	39,500	45,561
Stock-based compensation	1,088	1,119
Amortization of financing costs	718	888
Deferred income taxes	1,876	(7,387)
Income from equity investments	(4,251)	(4,414)
Distribution from equity investee	4,825	4,988
Loss on asset retirements, non-cash	1,184	267
Other, net	(33)	118
Changes in operating assets and liabilities:
Receivables, net	(17,944)	(21,111)
Inventories, prepaid expenses and other assets	(8,530)	(8,129)
Accounts payable and other liabilities	296	(2,402)
Deferred income	41,085	45,887
Income taxes	5,819	14,124
Net cash provided by operating activities	101,586	105,426
INVESTING ACTIVITIES
Capital expenditures	(21,632)	(74,708)
Distribution from equity investee and affiliate	4,675	5,012
Equity investments and advances to affiliate	—	(946)
Proceeds from sale of Staten Island property	—	6,314
Cash included in assumption of ownership interest in equity investee	—	4,686
Other, net	111	248
Net cash used in investing activities	(16,846)	(59,394)
FINANCING ACTIVITIES
Payment of long-term debt	(334)	(353)
Exercise of Class A common stock options	51	—
Reacquisition of previously issued common stock	(259)	(323)
Net cash used in financing activities	(542)	(676)
Net increase in cash and cash equivalents	84,198	45,356
Cash and cash equivalents at beginning of period	78,379	172,827
Cash and cash equivalents at end of period	$162,577	$218,183
See accompanying notes.

International Speedway Corporation
Notes to Consolidated Financial Statements
May 31, 2014
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
Because of the seasonal concentration of racing events, the results of operations for the three and six months ended May 31, 2013 and 2014, respectively, are not indicative of the results to be expected for the year.
2. New Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The objective of this Update is to set requirements for presentation for significant items reclassified to net income in their entirety during the period and for items not reclassified to net income in their entirety during the period. For public entities, the amended requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. This statement only impacts disclosures of reclassification adjustments and is not material to the Company's financial statement presentation. The Company has adopted the amendments of this statement in the first quarter of fiscal 2014.
In May 2014, FASB, in conjunction with the International Accounting Standards Board, issued ASU No. 2014-09, "Revenue from Contracts with Customers". The objective of this Update is to significantly enhance comparability and clarify principles of revenue recognition practices across entities, industries, jurisdictions, and capital markets. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the potential impact that the adoption of this statement will have on its financial position and results of operations and will adopt the provisions of this statement in the first quarter of fiscal 2018.
3. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended May 31, 2013 and 2014 (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	May 31, 2013	May 31, 2014	May 31, 2013	May 31, 2014
Numerator:
Net income	$22,440	$21,469	$35,953	$41,364
Denominator:
Weighted average shares outstanding	46,446,993	46,535,179	46,435,289	46,525,303
Effect of dilutive securities	17,058	13,664	15,278	14,243
Diluted weighted average shares outstanding	46,464,051	46,548,843	46,450,567	46,539,546

Basic and diluted earnings per share	$0.48	$0.46	$0.77	$0.89

Anti-dilutive shares excluded in the computation of diluted earnings per share	215,246	126,116	219,699	131,251
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
The Company has accounted for Kansas Entertainment as an equity investment in its financial statements as of May 31, 2013 and 2014. The Company's 50.0 percent portion of Kansas Entertainment’s net income is approximately $3.2 million and $2.8 million for the three months ended May 31, 2013 and 2014, respectively, and approximately $4.3 million and $4.4 million for the six months ended May 31, 2013 and 2014, respectively, and is included in income from equity investments in its consolidated statements of operations. Included in the net income amount for three and six months ended May 31, 2013 is approximately $0.6 million related to a one-time property tax refund. There was no comparable income during the same periods of fiscal 2014.
Per the Development Agreement with the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”), the casino is subject to a 1.0 percent of gross gaming revenue penalty if it had not commenced construction on an adjacent hotel by the second anniversary of its opening, which was February 2014. In May 2014, the deadline for the commencement of construction extended until October 2014. Subsequently, in June 2014, the Unified Government approved a further extension of the construction commencement date. The purpose of this extension is to give the Unified Government time to complete a feasibility analysis for a new convention center that could be integrated with the hotel. If the Unified Government formally resolves to develop a convention center to be integrated with the proposed hotel, then Kansas Entertainment and the Unified Government will mutually agree on a new groundbreaking date. If the Unified Government decides not to proceed with the integrated development, then Kansas Entertainment will have 100 days after the Unified Government’s notification of its decision, subject to any additional time taking into account that groundbreaking cannot realistically occur during winter conditions, to commence construction prior to the enforcement of the aforementioned penalty.
The final decision to move forward with the proposed hotel will be market-based and approved by Kansas Entertainment’s board. Should Kansas Entertainment ultimately not build the hotel it will be subject to the penalty from the second anniversary of its opening forward. Accordingly, beginning February 2014, Kansas Entertainment began recording expense equal to 1.0 percent of gross gaming revenue since it did not proceed with construction of a hotel by the original deadline. Included in the Company's income from equity investment amounts for three and six months ended May 31, 2014 is approximately $0.2 million expense related to this penalty.
Distributions from Kansas Entertainment, for the six months ended May 31, 2014, totaling $10.0 million, consists of approximately $5.0 million received as a distribution from its profits, and is included in net cash provided by operating activities on the Company's statement of cash flows, and the remaining approximately $5.0 million received, was recognized as a return of capital from investing activities on the Company's statement of cash flows. Distributions from Kansas Entertainment, for the six months ended May 31, 2013, totaling $9.5 million, consists of approximately $4.8 million received as a distribution from its profits, and is included in net cash provided by operating activities on the Company's statement of cash flows, and the remaining approximate $4.7 million received, was recognized as a return of capital from investing activities on the Company's statement of cash flows.

Subsequent to May 31, 2014, the Company received an additional distribution of approximately $5.5 million.
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
The Company received $7.5 million, less closing and other administrative costs, of the sales price at closing. The remaining sales price was financed with the Company holding a secured mortgage interest in 380 Development as well as the underlying property. The mortgage balance bears interest at an annual rate of 7.0 percent. In accordance with the terms of the agreement, the Company received approximately $6.1 million plus interest on this mortgage balance in February 2014, and will receive the remaining purchase price of $66.4 million, due March 5, 2016. Interest on the latter mortgage balance will be paid 12 months after closing and then quarterly, in arrears. Based on the level of Marine Development's initial investment at closing and continuing investment, the Company has accounted for the transaction using the cost recovery method and has deferred the recognition of profit of approximately $1.9 million, and interest totaling approximately $0.7 million at May 31, 2014, until the carrying amount of the property is recovered, which will not be until the final payment is made.
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
In addition, the Company recognized a tax benefit of approximately $1.8 million, representing the benefit associated with various operating loss carryforwards of MA that are expected to be realized in its consolidated tax filings in the future. MA's operating income contribution, subsequent to consolidation, was immaterial, and is included in the Motorsports Event segment.
Prior to the SMI abandonment of SMISC, LLC, no equity income was recognized in prior periods, by the Company, as MA operated at breakeven.

5. Goodwill and Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of the major classes of intangible assets relating to the Motorsports Event segment are as follows (in thousands):

	November 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$8	$2
Other	92	72	20
Total amortized intangible assets	102	80	22
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793
Total non-amortized intangible assets	178,606	—	178,606
Total intangible assets	$178,708	$80	$178,628

	May 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Food, beverage and merchandise contracts	$714	$49	$665
Other	92	79	13
Total amortized intangible assets	806	128	678
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793
Total non-amortized intangible assets	178,606	—	178,606
Total intangible assets	$179,412	$128	$179,284
The following table presents current and expected amortization expense of the existing intangible assets as of May 31, 2014 for each of the following periods (in thousands):

Amortization expense for the six months ended May 31, 2014	$48
Remaining estimated amortization expense for the year ending November 30:
2014	54
2015	110
2016	104
2017	103
2018	103
There were no changes in the carrying value of goodwill during the three and six months ended May 31, 2014.

6. Long-Term Debt
Long-term debt consists of the following (in thousands):

	November 30, 2013	May 31, 2014
4.63 percent Senior Notes	$65,000	$65,000
3.95 percent Senior Notes	100,000	100,000
4.82 percent Revenue Bonds	662	502
6.25 percent Term Loan	49,948	49,754
TIF bond debt service funding commitment	58,877	58,910
Revolving Credit Facility	—	—
	274,487	274,166
Less: current portion	2,807	3,012
	$271,680	$271,154
The Company's $65.0 million principal amount of senior unsecured notes (“4.63 percent Senior Notes”) bear interest at 4.63 percent and are due January 2021, require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.63 percent Senior Notes may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company’s wholly owned domestic subsidiaries are guarantors of the 4.63 percent Senior Notes. Certain restrictive covenants of the 4.63 percent Senior Notes require that the Company's ratio of its Consolidated Funded Indebtedness to its Consolidated EBITDA ("leverage ratio") does not exceed 3.50 to 1.0, and its Consolidated EBITDA to Consolidated Interest Expense ("interest coverage ratio") is not less than 2.0 to 1.0. In addition the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 4.63 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of May 31, 2014, the Company was in compliance with its various restrictive covenants. At May 31, 2014, outstanding principal on the 4.63 percent Senior Notes was approximately $65.0 million.
The Company's $100.0 million principal amount of senior unsecured notes (“3.95 percent Senior Notes”) bear interest at 3.95 percent and are due September 2024. The 3.95 percent Senior Notes require semi-annual interest payments on March 13 and September 13 through their maturity. The 3.95 percent Senior Notes may be redeemed in whole or in part, at the Company's option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company's wholly owned domestic subsidiaries are guarantors of the 3.95 percent Senior Notes. Certain restrictive covenants of the 3.95 percent Senior Notes require that the Company's leverage ratio does not exceed 3.50 to 1.0, and its interest coverage ratio is not less than 2.0 to 1.0. In addition the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 3.95 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of May 31, 2014, the Company was in compliance with its various restrictive covenants. At May 31, 2014, outstanding principal on the 3.95 percent Senior Notes was approximately $100.0 million.
Debt associated with the Company's wholly owned subsidiary, Chicagoland Speedway, LLC, which owns and operates Chicagoland Speedway and Route 66 Raceway, has debt outstanding in the form of revenue bonds payable (“4.82 percent Revenue Bonds”), consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.82 percent Revenue Bonds have an interest rate of 4.82 percent and a monthly payment of $29,000 principal and interest. At May 31, 2014, outstanding principal on the 4.82 percent Revenue Bonds was approximately $0.5 million.
The term loan (“6.25 percent Term Loan”), related to the Company’s International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.25 percent, and a current monthly payment of approximately $292,000. At May 31, 2014, the outstanding principal on the 6.25 percent Term Loan was approximately $49.8 million.
At May 31, 2014, outstanding taxable special obligation revenue (“TIF”) bonds, in connection with the financing of Kansas Speedway, totaled approximately $58.9 million, net of the unamortized discount, which is comprised of a $9.8 million principal amount, 6.15 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.75 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.

The Company's $300.0 million revolving credit facility (“2012 Credit Facility”) contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions, provides for separate sub-limits of $25.0 million for standby letters of credit and $10.0 million for swing line loans. The 2012 Credit Facility is scheduled to mature in November 2017. Interest accrues, at the Company's option, at either LIBOR plus 100.0 — 162.5 basis points or a base rate loan at the highest of i) Wells Fargo Bank's prime lending rate, ii) the Federal Funds rate, as in effect from time to time, plus 0.5 percent, and iii) one month LIBOR plus 1.0 percent. The 2012 Credit Facility also contains a commitment fee ranging from 0.125 percent to 0.225 percent of unused amounts available for borrowing. The interest rate margin on the LIBOR borrowings and commitment fee are variable depending on the better of the Company's debt rating as determined by specified rating agencies or its leverage ratio. Certain of the Company's wholly owned domestic subsidiaries are guarantors on the 2012 Credit Facility. The 2012 Credit Facility requires that the Company's leverage ratio does not exceed 3.50 to 1.0 (4.0 to 1.0 for the four quarters ending after any Permitted Acquisition), and its interest coverage ratio is not less than 2.5 to 1.0. The 2012 Credit Facility also contains various other affirmative and negative restrictive covenants including, among others, limitations on indebtedness, investments, sales of assets, certain transactions with affiliates, entering into certain restrictive agreements and making certain restricted payments as detailed in the agreement. As of May 31, 2014, the Company was in compliance with its various restrictive covenants. At May 31, 2014, the Company had no outstanding borrowings under the 2012 Credit Facility.
Total interest expense incurred by the Company for the three and six months ended May 31, 2013 and 2014, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2013	May 31, 2014	May 31, 2013	May 31, 2014
Interest expense	$4,142	$4,125	$8,296	$8,238
Less: capitalized interest	263	1,422	455	2,402
Net interest expense	$3,879	$2,703	$7,841	$5,836
Financing costs of approximately $4.4 million and $4.1 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2013 and May 31, 2014, respectively. These costs are being amortized on a straight-line method, which approximates the effective yield method, over the life of the related financing.
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
At May 31, 2014, the Company had money market funds totaling approximately $62.7 million which are included in cash and cash equivalents in its consolidated balance sheets. All inputs used to determine fair value are considered level 1 inputs.
Fair values of long-term debt are based on quoted market prices at the date of measurement. The Company’s credit facilities approximate fair value as they bear interest rates that approximate market. These inputs used to determine fair value are considered level 2 inputs. The fair value of the remaining long-term debt, as determined by quotes from financial institutions, was approximately $293.0 million compared to the carrying amount of approximately $274.5 million and approximately $297.9 million compared to the carrying amount of approximately $274.2 million at November 30, 2013 and May 31, 2014, respectively.
The Company had no financial instruments that used level 3 inputs as of May 31, 2014.
8. Capital Stock
Annual Dividends
The Company paid an annual dividend of $0.24 per share, on June 30, 2014, to common stockholders of record on May 31, 2014. The Company paid an annual dividend of $0.22 per share in the third quarter of fiscal 2013.

9. Long-Term Stock Incentive Plan
In May 2014, the Company awarded and issued a total of 91,076 restricted shares of the Company’s Class A common shares to certain officers and managers under the Company’s Long-Term Stock Incentive Plan (the “2006 Plan”). The shares of restricted stock awarded in May 2014, vest at the rate of 50.0 percent on the third anniversary of the award date and the remaining 50.0 percent on the fifth anniversary of the award date. The weighted average grant date fair value of these restricted share awards was $31.44 per share. In accordance with ASC 718, “Compensation — Stock Compensation” the Company is recognizing stock-based compensation on these restricted shares awarded on the accelerated method over the requisite service period.

10. Comprehensive Income
Comprehensive income is the changes in equity of an enterprise except those resulting from shareholder transactions. Accumulated other comprehensive loss consists of the following (in thousands):

	November 30, 2013	May 31, 2014
Terminated interest rate swap, net of tax benefit of $3,025 and $2,812, respectively	$4,638	$4,310
11. Income Taxes
Certain state adjustments, including adjustments to uncertain state tax positions, are the principal causes of the decreased effective tax rate for the three and six months ended May 31, 2013. As a result of these items, the Company's effective income tax rate is approximately 38.4 percent and 38.7 percent for the three and six months ended May 31, 2013, respectively. Certain state tax adjustments were the principal reason for the decreased effective tax rate for the three months ended May 31, 2014. The tax treatment related to the other income recognized as a result of SMI's abandonment of their interest in SMISC, LLC on January 31, 2014, along with the related tax benefit of approximately $1.8 million, representing the benefit associated with various operating loss carryforwards of MA, combined with the aforementioned state income tax adjustments, are the principal causes of the decreased effective income tax rate for the three and six months ended May 31, 2014. As a result of these items, the Company's effective income tax rate is approximately 38.3 percent and 32.3 percent for the three and six months ended May 31, 2014, respectively.
12. Related Party Disclosures and Transactions
All of the racing events that take place during the Company’s fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association, the American Motorcyclist Association, the Automobile Racing Club of America, the American Sportbike Racing Association — Championship Cup Series, the Federation Internationale de L’Automobile, the Federation Internationale Motocycliste, International Motor Sports Association (“IMSA”), Historic Sportscar Racing, IndyCar Series, National Association for Stock Car Auto Racing (“NASCAR”), National Hot Rod Association, the Porsche Club of America, the Sports Car Club of America, the Sportscar Vintage Racing Association, the United States Auto Club and the World Karting Association. NASCAR, which sanctions many of the Company’s principal racing events, is a member of the France Family Group which controls approximately 72.0 percent of the combined voting power of the outstanding stock of the Company, as of November 30, 2013, and some members of which serve as directors and officers of the Company. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors, which are exclusive of NASCAR sanction fees, totaled approximately $41.5 million and $42.1 million for the three months ended May 31, 2013 and 2014, respectively, and $64.7 million and $65.9 million for the six months ended May 31, 2013 and 2014, respectively.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire NASCAR Sprint Cup, Nationwide and Camping World Truck series schedules. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Sprint Cup, Nationwide and Camping World Truck series event as a component of its sanction fees. The promoter records 90.0 percent of the gross broadcast rights fees as revenue and then records 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors. Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event. The Company’s television broadcast and ancillary rights fees received from NASCAR for the NASCAR Sprint Cup, Nationwide, and Camping World Truck series events conducted at its wholly owned facilities, and recorded as part of motorsports related revenue, were approximately $92.3 million and $96.1 million for the three months ended May 31, 2013 and 2014, respectively, and $149.7 million and $154.1 million for the six months ended May 31, 2013 and 2014, respectively.

13. Commitments and Contingencies
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal and any required premium and interest on the 2002 STAR Bonds. At May 31, 2014, the Unified Government had approximately $1.4 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling approximately $4.0 million at May 31, 2014. At May 31, 2014, there were no amounts drawn on the standby letters of credit.
DAYTONA Rising: Reimagining an American Icon
The Company is currently redeveloping the frontstretch of Daytona International Speedway ("Daytona"), the Company's 55-year-old flagship motorsports facility, to enhance the event experience for its fans, marketing partners, broadcasters and the motorsports industry. The redevelopment of Daytona has been branded DAYTONA Rising.
The Company currently anticipates DAYTONA Rising to cost between $375.0 million to $400.0 million, excluding capitalized interest. The Company expects to fund DAYTONA Rising from cash on hand, cash from its operations, and may use borrowings on its credit facility for a limited period of time. In June 2014, a bill was signed in Florida establishing a process by which sports franchises are able to apply to receive sales tax refunds based on the amount of sales tax generated by their facility. The Company's DAYTONA Rising project is among the eligible applicants and the new bill could potentially provide additional capital for the DAYTONA Rising project.
Total spending incurred for DAYTONA Rising was approximately $35.8 million and $65.2 million during the three and six months ended May 31, 2014, respectively. Based on the Company's current expectations of DAYTONA Rising, it has identified existing assets that are expected to be impacted by the redevelopment and that those assets will require accelerated depreciation or losses on asset retirements, totaling approximately $50.0 million over the approximate 26-month project time span. During the three and six months ended May 31, 2014, the Company recognized accelerated depreciation and losses on disposal of assets totaling approximately $3.4 million and $7.6 million, respectively.
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at prices comparable to unaffiliated customers. The following tables provide segment reporting of the Company for the three and six months ended May 31, 2013 and 2014 (in thousands):

	Three Months Ended May 31, 2013
	Motorsports Event	All Other	Total
Revenues	$172,287	$6,844	$179,131
Depreciation and amortization	18,292	1,366	19,658
Operating income (loss)	37,568	(488)	37,080
Capital expenditures	14,394	1,132	15,526
Total assets	1,600,572	426,040	2,026,612
Equity investments	—	141,129	141,129
	Three Months Ended May 31, 2014
	Motorsports Event	All Other	Total
Revenues	$184,113	$6,863	$190,976
Depreciation and amortization	21,361	1,427	22,788
Operating income (loss)	35,885	(1,146)	34,739
Capital expenditures	39,140	4,321	43,461
Total assets	1,588,582	528,988	2,117,570
Equity investments	—	129,687	129,687
	Six Months Ended May 31, 2013
	Motorsports Event	All Other	Total
Revenues	$296,287	$11,801	$308,088
Depreciation and amortization	36,740	2,760	39,500
Operating income (loss)	64,638	(2,411)	62,227
Capital expenditures	20,133	1,499	21,632
	Six Months Ended May 31, 2014
	Motorsports Event	All Other	Total
Revenues	$311,958	$11,146	$323,104
Depreciation and amortization	42,676	2,885	45,561
Operating income (loss)	60,643	(3,565)	57,078
Capital expenditures	69,501	5,207	74,708
Intersegment revenues were approximately $0.8 million and $0.7 million for the three months ended May 31, 2013 and 2014, respectively, and approximately $1.2 million and $1.0 million for the six months ended May 31, 2013 and 2014, respectively.
During the three and six months ended May 31, 2014, the Company recognized approximately $0.3 million and $0.6 million, respectively in marketing and consulting costs that is included in general and administrative expense related to DAYTONA Rising. These costs were included in the Motorsports Event segment. During the three and six months ended May 31, 2013, the Company recognized approximately $0.3 million and $0.7 million, respectively of similar costs.
During the three and six months ended May 31, 2014, the Company recognized approximately $3.0 million and $6.0 million, respectively of accelerated depreciation that was recorded due to the shortening the service lives of certain assets associated with DAYTONA Rising and capacity management initiatives. There were no comparable amounts in the three and six months ended May 31, 2013.
During the three and six months ended May 31, 2014, the Company recognized approximately $1.2 million and $3.4 million, respectively of losses primarily attributable to demolition costs in connection with capacity management initiatives, DAYTONA Rising and other capital improvements. During the three and six months ended May 31, 2013, we recognized approximately $0.7 million and $2.3 million, respectively of losses associated with asset retirements primarily attributable to the removal of assets not fully depreciated in connection with capacity management initiatives, DAYTONA Rising and other capital improvements.

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
Business Combinations. All business combinations are accounted for under the acquisition method. Whether net assets or common stock is acquired, fair values are determined and assigned to the purchased assets and assumed liabilities of the acquired entity. The excess of the cost of the acquisition over fair value of the net assets acquired (including recognized intangibles) is recorded as goodwill. Business combinations involving existing motorsports entertainment facilities commonly result in a significant portion of the purchase price being allocated to the fair value of the contract-based intangible asset associated with long-term relationships manifest in the sanction agreements with sanctioning bodies, such as NASCAR and the International Motor Sports Association series. The continuity of sanction agreements with these bodies has historically enabled the facility operator to host motorsports events year after year. While individual sanction agreements may be of terms as short as one year, a significant portion of the purchase price in excess of the fair value of acquired tangible assets is commonly paid to acquire anticipated future cash flows from events promoted pursuant to these agreements which are expected to continue for the foreseeable future and therefore, in accordance with ASC 805-50, “Business Combinations,” are recorded as indefinite-lived intangible assets recognized apart from goodwill.
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
Impairment of Long-lived Assets, Goodwill and Other Intangible Assets. Our consolidated balance sheets include significant amounts of long-lived assets, goodwill and other intangible assets which could be subject to impairment. As of May 31, 2014, goodwill and other intangible assets and property and equipment accounts for approximately $1.6 billion, or 76.5 percent of our total assets. We account for our goodwill and other intangible assets in accordance with ASC 350, “Intangibles — Goodwill and Other,” and for our long-lived assets in accordance with ASC 360, “Property, Plant and Equipment.”
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
In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments we exert significant influence on the investee but do not have effective control over the investee, which adds an additional element of risk that can adversely impact our financial position and results of operations. The carrying value of our equity investments was $129.7 million at May 31, 2014.
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
We have accounted for Kansas Entertainment as an equity investment in our financial statements as of May 31, 2013 and 2014. Our 50.0 percent portion of Kansas Entertainment’s net income is approximately $3.2 million and $2.8 million for the three months ended May 31, 2013 and 2014, respectively, and $4.3 million and $4.4 million for the six months ended May 31, 2013 and 2014, respectively, and is included in income from equity investments in our consolidated statements of operations. Included in our income from equity investment amounts for three and six months ended May 31, 2013 is approximately $0.6 million related to a one-time property tax refund. There was no comparable income during the same periods of fiscal 2014. Per the Development Agreement with the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”), the casino is subject to a 1.0 percent of gross gaming revenue penalty if it had not commenced construction on an adjacent hotel by the second anniversary of its opening, which was February 2014. In May 2014, the deadline for the commencement of construction was extended until October 2014. Subsequently, in June 2014, the Unified Government approved a further extension of the construction commencement date. The purpose of this extension is to give the Unified Government time to complete a feasibility analysis for a new convention center that could be integrated with the hotel. If the Unified Government formally resolves to develop a convention center to be integrated with the proposed hotel, then Kansas Entertainment and the Unified Government will mutually agree on a new groundbreaking date. If the Unified Government decides not to proceed with the integrated development, then Kansas Entertainment will have 100 days after the Unified Government’s notification of its decision, subject to any additional time taking into account that groundbreaking cannot realistically occur during winter conditions, to commence construction prior to the enforcement of the aforementioned penalty.
The final decision to move forward with the proposed hotel will be market-based and approved by Kansas Entertainment’s board. Should Kansas Entertainment ultimately not build the hotel it will be subject to the penalty from the second anniversary of its opening forward. Accordingly, beginning February 2014, Kansas Entertainment began recording expense equal to 1.0 percent of gross gaming revenue since it did not proceed with construction of a hotel by the original deadline. Included in our income from equity investment amounts for three and six months ended May 31, 2014 is approximately $0.2 million expense related to this penalty.
Distributions from Kansas Entertainment, for the six months ended May 31, 2014, totaling $10.0 million, consists of approximately $5.0 million received as a distribution from its profits, and is included in net cash provided by operating activities on our statement of cash flows, with the remaining approximately $5.0 million received recognized as a return of capital from investing activities. Distributions from Kansas Entertainment, for the six months ended May 31, 2013, totaling $9.5 million, consists of approximately $4.8 million received as a distribution from its profits, and is included in net cash provided by operating activities on the Company's statement of cash flows, with the remaining approximate $4.7 million received recognized as a return of capital from investing activities.
Subsequent to May 31, 2014, we received an additional distribution of approximately $5.5 million.
Motorsports Authentics
Prior to January 31, 2014, the Company was a partner with Speedway Motorsports, Inc. ("SMI") in a 50/50 joint venture, SMISC, LLC, which, through its wholly owned subsidiary Motorsports Authentics, LLC conducts business under the name Motorsports Authentics (“MA”). MA designs, promotes, markets and distributes motorsports licensed merchandise. On January 31, 2014, SMI abandoned its interest and rights in SMISC, LLC, consequently bringing the Company's ownership to 100.0 percent. MA's operations are included in the Company's consolidated operations subsequent to the date of SMI's abandonment. Prior to January 31, 2014, MA was accounted for as an equity investment in the Company's financial statements.
As a result of SMI's abandonment of their interest in SMISC, LLC, we recorded other income of approximately $5.4 million, representing the fair value of MA, over the carrying value, as of January 31, 2014. In addition, we recognized a tax benefit of approximately $1.8 million, representing the benefit associated with various operating loss carryforwards of MA that are expected to be realized in its consolidated tax filings in the future. MA's operating income contribution, subsequent to consolidation, was immaterial.
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
We received $7.5 million, less closing and other administrative costs, of the sales price at closing. The remaining sales price was financed with us holding a secured mortgage interest in 380 Development as well as the underlying property. The mortgage balance bears interest at an annual rate of 7.0 percent. In accordance with the terms of the agreement, we received approximately $6.1 million plus interest on this mortgage balance in February 2014, and we will receive the remaining purchase price of $66.4 million, due March 5, 2016. Interest on the latter mortgage balance will be paid 12 months after closing and then quarterly, in arrears. Based on the level of Marine Development's initial investment at closing and continuing investment, we have accounted for the transaction using the cost recovery method and has deferred the recognition of profit of approximately $1.9 million, and interest totaling approximately $0.7 million at May 31, 2014, until the carrying amount of the property is recovered, which will not be until the final payment is made.
As a result of the sale, we expect to receive a cash tax benefit of approximately $41.9 million, based on our current corporate tax rate. This cash tax benefit, when combined with the net proceeds from the sale total approximately $118.0 million in incremental cash flow as a result of the sale.
Income Taxes
Certain state adjustments, including adjustments to uncertain state tax positions, are the principal causes of the decreased effective tax rate for the three and six months ended May 31, 2013. As a result of these items, our effective income tax rate is approximately 38.4 percent and 38.7 percent for the three and six months ended May 31, 2013, respectively. Certain state tax adjustments were the principal reason for the decreased effective tax rate for the three months ended May 31, 2014. The tax treatment related to the other income recognized as a result of SMI's abandonment of their interest in SMISC, LLC on January 31, 2014, along with the related tax benefit of approximately $1.8 million, representing the benefit associated with various operating loss carryforwards of MA, combined with the aforementioned state income tax adjustments, are the principal causes of the decreased effective income tax rate for the three and six months ended May 31, 2014. As a result of these items, our effective income tax rate is approximately 38.3 percent and 32.3 percent for the three and six months ended May 31, 2014, respectively.
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
The unprecedented adverse economic trends, which significantly impacted consumer confidence and disproportionately affected different demographics of our target customers, have influenced the frequency with which guests attended our major motorsports entertainment events. Recurring uncertainty in regional economic conditions and further weakening in the economy may adversely impact attendance levels, guest spending levels, and our ability to secure corporate marketing partnerships in the future. Reductions in any of these categories can directly and negatively affect revenues and profitability. Beginning in 2009 we mitigated the decline of certain revenue categories with sustainable cost containment initiatives. Beginning in 2012, we re-instituted regular merit pay increases to more normalized levels. Certain non-controllable costs, such as NASCAR sanction fees, have increased this year and we may continue to experience incremental increases. While we are sustaining the significant cost reductions previously implemented, we do not expect further significant cost reductions.
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
Adjusting seating capacity is another strategy to promote sellouts, create excess demand and in turn increase capacity utilization at our major motorsports facilities. Over the past few years, we have reduced capacity at our major motorsports facilities. A significant portion of the capacity reduction was a result of providing improved fan amenities such as wider seating and creating social zones that provide greater engagement for our guests, while removing sections that do not provide adequate sight lines. Based on experience and the evolution of modern sports facilities, ticket demand depends, in part, on creating a more personal experience for the fans. Enhancing the live event experience is a critical strategy for our future growth. Other benefits of creating stronger fan engagement that may come from capacity management include improved pricing power for our events; increasing tickets sold in the renewal cycle; increasing customer retention; driving attendance to our lead-in events, such as NASCAR's Nationwide and Camping World Truck series events; driving stronger interest from corporate sponsors; and a more visually compelling event for the television audience.
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
The industry and its stakeholders are committed to growing the sport and have aligned with NASCAR as it executes its five-year Industry Action Plan (“IAP”) to connect with existing fans, as well as engage Gen Y, youth and multicultural consumers in motorsports. Additional areas of focus within the IAP, supported by all stakeholders to enhance the appeal of NASCAR racing, include building product relevance, cultivating driver star power, growing social media activities and enhancing the event experience. NASCAR has introduced several on track innovations such as the Gen 6 Car design, new qualifying formats and enhancements to the Chase for the Championship that are direct results of IAP initiatives.
As part of the IAP, NASCAR and FOX Deportes, the number one U.S. Latino Sports network, joined together to provide the sport's most expansive Spanish-language broadcast offering with coverage of 15 Sprint Cup Series races, including for the first time, a Spanish-language broadcast of the 2013 Daytona 500. For the 2014 season through Michigan, Hispanic viewership for the NASCAR Sprint Cup Series is up over 14.0 percent, building on growth from the 2013 season that saw a 40.0 percent increase in that demographic.
We are supporting the IAP on a number of fronts. As referenced above, we are committed to improving our major motorsports facilities to create stronger fan engagement. In particular and one of the most important projects in our history is the redevelopment of the frontstretch of Daytona, the Company's 55-year-old flagship motorsports facility, to enhance the event experience for our fans, marketing partners, broadcasters and the motorsports industry (See "DAYTONA Rising: Reimagining an American Icon"). We are confident that elevating the experience at the most important motorsports facility in North America will grow the Daytona 500 brand, our 12 other major motorsports facilities' brands and NASCAR's brand. And, ultimately it will positively influence attendance trends as well as corporate involvement in the sport and the long-term strength of future broadcast media rights revenues
Corporate Partnerships
The number of Fortune 500 companies invested in NASCAR remains higher than any other sport. Nearly one-in-four Fortune 500 companies use NASCAR as part of their marketing mix. For the second consecutive year, the number of Fortune 500 companies involved in NASCAR for 2013 increased; and is an eight percent improvement over 2008.
We believe that our presence in key metropolitan statistical areas, year-round event schedule, impressive portfolio of major motorsports events and attractive fan demographics are beneficial as we continue to pursue renewal and expansion of existing corporate marketing partnerships and establish new corporate relationships.
From an entitlement perspective, for fiscal 2014, we currently have all of our NASCAR Sprint Cup Series event entitlements sold and only one of our NASCAR Nationwide Series event entitlements open, with approximately 94.0 percent of corporate partnership revenue target for the year contracted, and expect to achieve 97.0 percent to 98.0 percent by the end of the year, which is comparable to previous years. In addition, we recently announced that Ford Motor Company has extended its Ford Championship Weekend partnership with our Homestead-Miami Speedway for five years with an option to renew for an additional five years.
Television Broadcast and Ancillary Media Rights

Domestic broadcast and ancillary media rights fees revenues are ISC's largest revenue source, accounting for approximately 47.7 percent of 2013 total revenues. Starting in 2007, NASCAR entered into combined eight-year agreements with FOX, ABC/ESPN, TNT and SPEED for the domestic broadcast and related rights for its three national touring series - Sprint Cup, Nationwide and Camping World Truck. The agreements total approximately $4.5 billion over the eight-year period from 2007 through 2014, representing an approximate $560.0 million gross average annual rights fee for the industry. The industry rights fees were approximately $605.0 million for fiscal 2013, and will be approximately $630.0 million for 2014.
For the 2014 season through Michigan, NASCAR Sprint Cup events continue to be among the top 2 sports on television for 12 of the 14 weekends in which races have been aired, averaging 6.5 million viewers tuned in per event. For the 2013 season, NASCAR Sprint Cup Series events ranked among the top 2 sports of the weekend on television 22 out of 36 point event weekends with an average of 5.8 million viewers tuned into each NASCAR Sprint Cup Series event resulting in nearly 70 million unique viewers of the NASCAR Sprint Cup Series. In addition, the NASCAR Nationwide Series ranked as the second-highest rated motorsports series on television with over 32 million unique viewers during the 2013 season. The NASCAR Camping World Truck Series was the third-highest rated motorsports series on cable television behind NASCAR Sprint Cup and NASCAR Nationwide series.
In August 2013, NASCAR finalized multi-platform broadcast rights agreements with NBCUniversal (“NBC”) and Fox Sports Group (“FOX”) for 10 years, beginning in 2015 through the 2024 season, for the broadcast and related rights for NASCAR's three national touring series. Financial terms were not disclosed but leading industry sources value the combined agreements at approximately $8.2 billion over the 10 years. The agreements include Spanish-language rights and 'TV Everywhere rights', which will allow NASCAR content to stream over the broadcaster's-affiliated websites.
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
NASCAR's solid ratings as well as other factors such as the strong demand for live broadcasting and the proliferation of digital video recorders (“DVR”) and on-demand content were significant factors for NASCAR signing the largest broadcast rights deal in the sport's 66-year history. According to Nielsen (March 2014), nearly half (49.1 percent) of homes with a television have a DVR growing from 42 percent in 2011 and 33 percent in 2009.
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
Domestic broadcast rights fees provide significant cash flow visibility to us, race teams and NASCAR over the contract term. Television broadcast rights fees received from NASCAR for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events conducted at our wholly owned facilities under these agreements, and recorded as part of motorsports related revenue, were approximately $92.1 million and $96.0 million for the three months ended May 31, 2013 and 2014, respectively, and approximately $147.7 million and $153.9 million for the six months ended May 31, 2013 and 2014, respectively. Operating income generated by these media rights were approximately $67.1 million and $69.8 million for the three months ended May 31, 2013 and 2014, respectively, and approximately $109.2 million and $111.9 million for the six months ended May 31, 2013 and 2014, respectively.
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
We recently announced that we are redeveloping the frontstretch of Daytona, the Company's 55-year-old flagship motorsports facility, to enhance the event experience for our fans, marketing partners, broadcasters and the motorsports industry. It is vital that we continue to elevate our Daytona brand to ensure that it remains the pinnacle of motorsports facilities, which will generate further profitability and cash flow to the Company. The redevelopment of Daytona has been branded DAYTONA Rising (See "DAYTONA Rising: Reimagining an American Icon").
Growth Strategies
Our growth strategies also include exploring ways to grow our businesses through acquisitions and external developments that offer attractive financial returns. This has been demonstrated through our joint venture to develop and operate a Hollywood-themed casino and branded entertainment destination facility overlooking turn two at Kansas Speedway. Increased visibility on property taxes for the existing facility has led Kansas Entertainment to consider the next phase of development, a Hollywood Casino Hotel (see "Hollywood Casino at Kansas Speedway").
Hollywood Casino at Kansas Speedway provided positive cash flow to us and included positive equity income in our consolidated statement of operations for fiscal 2012 and 2013. We expect, for our 2014 fiscal year, that our share of the cash flow from the casino's operations will be approximately $20.0 million.
We entered in to a 50/50 joint venture with Atlanta-based Jacoby Development, Inc. (“Jacoby”) to develop a mixed-use and entertainment destination located directly across from the legendary Daytona International Speedway. This potential landmark development, named ONE DAYTONA, encompasses 189 acres ISC already owns. The conceptual design for the first phase of ONE DAYTONA includes 1.1 million square feet of world-class shopping, fine dining, hotel, theater and other entertainment. Bass Pro Shops®, America's most popular outdoor store, and Cobb Theatres, the highly respected Southeastern-based exhibitor, have executed leases to anchor ONE DAYTONA. The joint venture is in active discussions with other potential anchor tenants for ONE DAYTONA (see “Liquidity and Capital Resources - ONE DAYTONA”).
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
Seasonality and Quarterly Results
We derive most of our income from a limited number of NASCAR-sanctioned races. As a result, our business has been, and is expected to remain, highly seasonal based on the timing of major racing events. Future schedule changes as determined by NASCAR or other sanctioning bodies, as well as the acquisition of additional, or divestiture of existing, motorsports entertainment facilities could impact the timing of our major events in comparison to prior or future periods. Because of the seasonal concentration of racing events, the results of operations for the six month periods ended May 31, 2013 and 2014, are not indicative of the results to be expected for the year.
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
The adjustments for 2014 relate to marketing and consulting costs incurred associated with DAYTONA Rising, accelerated depreciation, losses associated with the retirements of certain other long-lived assets, DAYTONA Rising project capitalized interest, MA fair value adjustment and income tax benefit, and net loss on sale of certain assets.

	Three Months Ended		Six Months Ended
	May 31, 2013	May 31, 2014	May 31, 2013	May 31, 2014
	(Unaudited)
	(In Thousands, Except Per Share Amounts)
Net income	$22,440	$21,469	$35,953	$41,364
Adjustments, net of tax:
Carrying costs related to Staten Island	643	—	1,176	—
Legal judgment	5	—	351	—
DAYTONA Rising project	204	155	398	390
Accelerated depreciation	—	1,828	—	3,649
Losses on asset retirements	456	742	1,395	2,092
DAYTONA Rising project capitalized interest	—	(862)	—	(1,438)
MA fair value adjustment and income tax benefit	—	—	—	(7,212)
Net (gain) loss on sale of certain assets	(1)	53	(1)	46
Non-GAAP net income	$23,747	$23,385	$39,272	$38,891
Per share data:
Diluted earnings per share	$0.48	$0.46	$0.77	$0.89
Adjustments, net of tax:
Carrying costs related to Staten Island	0.01	—	0.03	—
Legal judgment	—	—	0.01	—
DAYTONA Rising project	0.01	—	0.01	0.01
Accelerated depreciation	—	0.04	—	0.08
Losses on asset retirements	0.01	0.02	0.03	0.05
DAYTONA Rising project capitalized interest	—	(0.02)	—	(0.03)
MA fair value adjustment and income tax benefit	—	—	—	(0.16)
Net (gain) loss on sale of certain assets	—	—	—	—
Non-GAAP diluted earnings per share	$0.51	$0.50	$0.85	$0.84

Comparison of the Results for the Three and Six Months Ended May 31, 2014 to the Results for the Three and Six Months Ended Months Ended May 31, 2013.
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	May 31, 2013	May 31, 2014	May 31, 2013	May 31, 2014
	(Unaudited)
REVENUES:
Admissions, net	20.1%	18.8%	21.7%	20.4%
Motorsports related	70.7	67.5	68.6	66.3
Food, beverage and merchandise	7.1	11.9	7.5	11.2
Other	2.1	1.8	2.2	2.1
Total revenues	100.0	100.0	100.0	100.0
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	28.1	26.9	24.9	24.3
Motorsports related	19.6	18.5	18.6	18.0
Food, beverage and merchandise	5.3	9.2	5.5	8.6
General and administrative	14.8	14.5	17.1	16.2
Depreciation and amortization	11.0	12.0	12.9	14.1
Losses on asset retirements	0.4	0.6	0.7	1.1
Total expenses	79.2	81.7	79.7	82.3
Operating income	20.8	18.3	20.3	17.7
Interest income	—	—	—	—
Interest expense	(2.2)	(1.5)	(2.6)	(1.8)
Equity in net income from equity investments	1.8	1.5	1.4	1.4
Other	—	—	—	1.7
Income before income taxes	20.4	18.3	19.1	19.0
Income taxes	7.9	7.0	7.4	6.1
Net income	12.5%	11.3%	11.7%	12.9%
Comparability of results for the three and six months ended May 31, 2014 to the same periods in fiscal 2013 was impacted by the following:

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

•
During the three and six months ended May 31, 2013, we expensed approximately $1.1 million and $1.9 million, or $0.01 and $0.03 per diluted share, respectively, of certain ongoing carrying costs related to our Staten Island property. There were no comparable costs in the same period of fiscal 2014;

•
During the first quarter of fiscal 2013, we recognized a charge relating to a legal judgment of litigation involving certain ancillary facility operations of approximately $0.6 million, or $0.01 per diluted share. There was no comparable event in the same period of fiscal 2014;

•
During the three and six months ended May 31, 2014, we recognized approximately $0.3 million and $0.6 million, or less than $0.01 and $0.01 per diluted share, respectively, in marketing and consulting costs that are included in general and administrative expense related to DAYTONA Rising. During the three and six months ended May 31, 2013, we recognized approximately $0.3 million and $0.7 million, or $0.01 and $0.01 per diluted share, respectively, of similar costs;

•
During the three and six months ended May 31, 2014, we recognized approximately $3.0 million and $6.0 million, or $0.04 and $0.08 per diluted share, respectively, of accelerated depreciation that was recorded due to shortening the service lives of certain assets associated with DAYTONA Rising. There were no comparable amounts in the same period of fiscal 2013;

•
During the three and six months ended May 31, 2014, we recognized approximately $1.2 million and $3.4 million, or $0.02 and $0.05 per diluted share, respectively, of losses primarily attributable to demolition and/or asset relocation costs in connection with DAYTONA Rising and capacity management initiatives. During the three and six months ended May 31, 2013, we recognized approximately $0.7 million and $2.3 million, or $0.01 and $0.03 per diluted share, respectively, of losses associated with asset retirements primarily attributable to the removal of assets not fully depreciated in connection with certain capital improvements; and

•
During the three and six months ended May 31, 2014, we capitalized approximately $1.4 million and $2.4 million, or $0.02 and $0.03 per diluted share, of interest related to DAYTONA Rising. There was no interest capitalized related to DAYTONA Rising in the same period of fiscal 2013.

Admissions revenue decreased slightly by approximately $0.1 million, or 0.2 percent, and $0.8 million, or 1.2 percent, during the three and six months ended May 31, 2014, respectively, as compared to the same periods of the prior year. Admissions revenue for the three month period ending May 31, 2014 was consistent with prior year. The decrease in the six month period is largely attributable to decreased attendance driven by the threat of inclement weather leading up to the NASCAR Nationwide and Daytona 500 events and moving the Budweiser Duel from its historical Thursday afternoon schedule to an early evening time slot.
Motorsports related revenue increased approximately $2.3 million, or 1.9 percent, and $3.0 million, or 1.4 percent, during the three and six months ended May 31, 2014, respectively, as compared to the same periods of the prior year. The increases for the three and six month periods are largely attributable to increases in television broadcast revenue of approximately $3.8 million and $6.2 million, respectively. Partially offsetting the three month period increase were lower sponsorship revenues of approximately $1.1 million and advertising revenues, predominately due to lower Motor Racing Network advertising and Sprint Vision revenues, of approximately $0.6 million. Partially offsetting the six month period increase were lower sponsorship revenues of approximately $0.7 million, advertising revenues, predominately due to lower Motor Racing Network advertising and Sprint Vision revenues, of approximately$1.0 million, and an adjustment in the 2013 first quarter to increase the ancillary rights fees attributable to fiscal 2012, of approximately $1.6 million, with no comparable adjustment in fiscal 2014.
Food, beverage and merchandise revenue increased approximately $10.0 million, or 78.5 percent, and $13.0 million, or 56.9 percent, during the three and six months ended May 31, 2014, respectively, as compared to the same periods of the prior year. The increases to the three and six month periods are predominately due to the aforementioned consolidation of MA, of approximately $9.4 million and $12.0 million, respectively.
Prize and point fund monies and NASCAR sanction fees increased approximately $1.1 million, or 2.1 percent, and $1.9 million, or 2.4 percent, during the three and six months ended May 31, 2014, respectively, as compared to the same periods of the prior year. The increases are primarily due to increases in television broadcast rights fees for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events held during the period as standard NASCAR sanctioning agreements require a specific percentage of television broadcast rights fees to be paid to competitors.
Motorsports related expenses increased approximately $0.4 million, or 1.2 percent, and $0.9 million, or 1.6 percent, during the three and six months ended May 31, 2014, respectively, as compared to the same periods of the prior year. The slight increases for the three and six month periods are primarily attributable to incremental costs driven by inclement weather for several events and strategic spend to improve the guest experience with large screen video boards at Talladega. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue remained consistent with the same respective periods in the prior year.
Food, beverage and merchandise expense increased approximately $7.9 million, or 83.7 percent and $10.8 million, or 64.2 percent, during the three and six months ended May 31, 2014, respectively, as compared to the same periods of the prior year. The increases in the three and six month periods are predominately attributable to the aforementioned consolidation of MA. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue increased to approximately 76.7 percent for the three months ended May 31, 2014 and 76.6 percent for the six months ended May 31, 2014, respectively, compared to approximately 74.5 percent and 73.2 percent for the same respective periods in the prior year. The decrease in margin for the three and six month periods are primarily a result of the aforementioned consolidation of MA. Excluding MA, food, beverage and merchandise expense as a percentage of food, beverage and merchandise sales is comparable to the same periods in 2013. Also contributing to the six month decrease in margin is the ratio of fixed costs versus variable costs due to the rain delayed Daytona 500 in fiscal 2014.
General and administrative expenses increased approximately $1.3 million, or 4.8 percent, and decreased approximately $0.4 million, or 0.8 percent, during the three and six months ended May 31, 2014, respectively, as compared to the same periods of the prior year. The increase in the three month period is predominately due to certain administrative costs and certain ancillary facility operations, totaling approximately $1.6 million, and approximately $0.7 million in expenses related to MA. Partially offsetting the increase was certain ongoing carrying costs related to our Staten Island property, of approximately $1.1 million, that occurred in fiscal 2013, for which there were no comparable costs in the same period of fiscal 2014. The decrease in the six month period is primarily attributable to a decrease to our general liability reserve of approximately $1.1 million, due to certain claims not reaching their full exposure, as was estimated, prior to being resolved. Also contributing to the decrease were items that occurred in fiscal 2013, for which there were no comparable costs in the same period of fiscal 2014, such as the increase in the loss accrual associated with the Nationwide Series event incident at Daytona, of approximately $1.1 million, certain ongoing carrying costs related to our Staten Island property, of approximately $1.9 million, and our recognition of a charge relating to a legal judgment of litigation involving certain ancillary facility operations, of approximately $0.6 million. Partially offsetting the decrease were certain administrative costs, of approximately $3.7 million. General and administrative expenses as a percentage of total revenues decreased to approximately 14.5 percent and 16.1 percent for the three and six months ended May 31, 2014, respectively, as compared to 14.8 percent and 17.1 percent for the same respective periods in the prior year. The margin improvement for the three and six months ended May 31, 2014 was predominately due to the aforementioned adjustments in our general liability insurance reserves in the 2014 period as well as carrying costs related to our Staten Island property and recognition of a charge relating to a legal judgment of litigation involving certain ancillary facility operations in fiscal 2013.
Depreciation and amortization expense increased approximately $3.1 million, or 15.9 percent, and $6.1 million, or 15.3 percent, during the three and six months ended May 31, 2014, respectively, as compared to the same respective periods of the prior year. The increases were primarily attributable to the shortening the service lives of certain assets associated with DAYTONA Rising.
Losses on retirements of long-lived assets of approximately $3.4 million in fiscal 2014 are primarily attributable to demolition costs in connection with DAYTONA Rising and capacity management initiatives. The losses on retirements of long-lived assets of approximately $2.3 million in fiscal 2013 is primarily attributable to the removal of certain assets not fully depreciated in connection with the grandstand seating at Talladega Superspeedway (“Talladega”), as well as guest enhancements at our other facilities.
Interest income during the three and six months ended May 31, 2014 was comparable to the same periods of the prior year.
Interest expense during the three and six months ended May 31, 2014 decreased approximately $1.2 million, or 30.3 percent, and $2.0 million, or 25.6 percent, during the three and six months ended May 31, 2014, respectively, as compared to the same periods of the prior year. The decrease was predominately due to higher capitalized interest associated with DAYTONA Rising.
Equity in net income from equity investments represents our 50.0 percent equity investment in Hollywood Casino at Kansas Speedway during the three and six months ended May 31, 2014 and 2013, respectively (see “Equity and Other Investments”).
Our effective income tax rate was approximately 38.3 percent and 32.3 percent for the three and six months ended May 31, 2014, respectively, as compared to 38.4 percent and 38.7 percent for the same respective periods of the prior year (see “Income Taxes”).
As a result of the foregoing, net income for the three and six month periods ending May 31, 2014, as compared to the same periods in prior year, reflected a decrease of approximately $1.0 million, or $0.02 per diluted share, and an increase of approximately $5.4 million, or $0.12 per diluted share, respectively.
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

	November 30, 2013	May 31, 2014
	(Unaudited)
Cash and cash equivalents	$172,827	$218,183
Working capital	153,780	135,498
Total debt	274,487	274,166
At May 31, 2014, our working capital was primarily supported by our cash and cash equivalents totaling approximately $218.2 million, an increase of approximately $45.4 million from November 30, 2013. Significant cash flow items during the six months ended May 31, 2013 and 2014, respectively, are as follows (in thousands):

	May 31, 2013	May 31, 2014
	(Unaudited)
Net cash provided by operating activities	$101,586	$105,426
Capital expenditures (1)	(21,632)	(74,708)
Distribution from equity investee and affiliate (2)	9,500	10,000
Proceeds from sale of Staten Island property (3)	—	6,314
Net payments related to long-term debt	(334)	(353)
(1) Increase in capital expenditures is predominately due to DAYTONA Rising (see "Capital Expenditures")
(2) Distributions from equity investee and affiliates, for the six months ended May 31, 2014, totaling $10.0 million, consists of approximately $5.0 million received as a distribution from its profits, and is included in net cash provided by operating activities on our statement of cash flows, and the remaining approximate $5.0 million received, was recognized as a return of capital from investing activities on our statement of cash flows
(3) See "Note 4. Equity and Other Investments - Staten Island Property"
Our liquidity is primarily generated from our ongoing motorsports operations, and we expect our strong operating cash flow to continue in the future. In addition, as of May 31, 2014, we have approximately $296.0 million available to draw upon under our 2012 Credit Facility, if needed. See “Future Liquidity” for additional disclosures relating certain risks that may affect our near term operating results and liquidity.
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
For the six months ended May 31, 2014, we spent approximately $74.7 million on capital expenditures for projects at our existing facilities related to DAYTONA Rising and a variety of other improvements and renovations. In comparison, we spent approximately $21.6 million for the six months ended May 31, 2013, on capital expenditures for projects at our existing facilities.
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
DAYTONA Rising: Reimagining an American Icon
DAYTONA Rising is the redevelopment of the frontstretch of Daytona International Speedway, ISC's 55-year-old flagship motorsports facility, to enhance the event experience for our fans, marketing partners, broadcasters and the motorsports industry.
We currently anticipate DAYTONA Rising to cost between $375.0 million to $400.0 million, excluding capitalized interest, which we expect to fund from cash on hand, cash from our operations, and we may use borrowings on our credit facility for a limited period of time. In June 2014, a bill was signed in Florida establishing a process by which sports franchises are able to apply to receive sales tax refunds based on the amount of sales tax generated by their facility. The DAYTONA Rising project is among the eligible applicants and the new bill could potentially provide additional capital for the project.
Total spending incurred for DAYTONA Rising was approximately $65.2 million, during the six months ended May 31, 2014. Based on our current expectations of DAYTONA Rising, we have identified existing assets that are expected to be impacted by the redevelopment and that those assets will require accelerated depreciation or losses on asset retirements, totaling approximately $50.0 million over the approximate 26-month project time span. During the six months ended May 31, 2014, we recognized accelerated depreciation and losses on disposal of assets totaling approximately $7.6 million.
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
Despite not anticipating the need for additional long-term debt to fund this project, accounting rules dictate that we capitalize a portion of the interest on existing outstanding debt during the construction period. We estimate that we will record approximately $11.0 million to $13.0 million of capitalized interest from fiscal 2014 through fiscal 2016, with roughly half of the capitalized interest recorded in fiscal 2014. In addition our depreciation expense will increase between $17.0 million to $20.0 million, rising to approximately $90.0 million to $105.0 million annually, in fiscal 2016 and then decreasing, due to lower capital spending, to approximately $85.0 million to $90.0 million beginning in fiscal 2019.
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
A total of 11 neighborhoods, each measuring the size of a football field, will enable fans to meet and socialize during events without missing any on-track action, thanks to dozens of strategically-placed video screens in every neighborhood. The central neighborhood, dubbed the "World Center of Racing," features open sight-lines enabling fans to catch all the on-track action while celebrating the history of Daytona International Speedway and its many unforgettable moments throughout more than 50 years of racing.
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
We expect that by providing our fans with a better experience as well as an expansive platform for our marketing partners, including an elevated hospitality experience, DAYTONA Rising, upon completion in 2016, is expected to provide an immediate incremental lift in Daytona International Speedway's revenues of approximately $20.0 million, and earnings before interest, taxes, depreciation and amortization ("EBITDA”) lift of approximately $15.0 million with a mid-single-digit growth rate. We also currently anticipate the project to be accretive to our net income per share within three years of completion. While these forward looking amounts are management’s projections and we believe they are reasonable, our actual results may vary from these estimates due to unanticipated changes in projected attendance, lower than expected ticket prices, or lower than forecasted corporate sponsorships. We do not know whether these expectations will ultimately prove correct and actual revenues and operating results may differ materially from these estimates.
For Budweiser Speedweeks 2015, we expect to preview some of the new amenities for DAYTONA Rising such as vertical transportation, concessions and restrooms, as well as approximately 40,000 new grandstand seats on the frontstretch near Turn 1.
ONE DAYTONA
We entered into a 50/50 joint venture with Atlanta-based Jacoby Development, Inc. to develop a mixed-use entertainment destination, named ONE DAYTONA, located adjacent to our 188,000 square foot office building, the International Motorsports Center, on 189 acres we own located directly across from our Daytona motorsports entertainment facility.
We recently announced that the ONE DAYTONA joint venture has selected Shaner Hotels and Prime Hospitality Group ("PHG") as its hotel partners. Shaner Hotels and PHG are planning a 145-room full-service boutique property and are working with global hospitality leader Marriott International to bring an exclusive Marriott Autograph Collection hotel to Daytona Beach and ONE DAYTONA.
The conceptual design for the first phase of ONE DAYTONA includes 1.1 million square feet of world-class shopping, fine dining, hotel, theater and other entertainment. Bass Pro Shops®, America's most popular outdoor store, and Cobb Theatres, the highly respected Southeastern-based exhibitor, have executed leases to anchor ONE DAYTONA. The joint venture is in active discussions with other potential anchor tenants for ONE DAYTONA. We have approved land use entitlements for ONE DAYTONA to allow for up to 1.4 million square feet of retail/dining/entertainment, 2,500 seats in a movie theater, 660 hotel rooms, 1,350 units of residential, 567,000 square feet of additional office space and 500,000 square feet of commercial/industrial space. Final designs are being completed for ONE DAYTONA, and the joint venture will incorporate the results of market studies, project costs and financing structures. We expect to announce a general contractor for the project in the near future.
The joint venture has formed a Community Development District ("CDD") for the purpose of installing and maintaining public infrastructure at ONE DAYTONA. The CDD is a local, special purpose government framework authorized by Chapter 190 of the Florida Statutes for managing and financing infrastructure to support community development.
The CDD has negotiated agreements with the City of Daytona Beach and Volusia County for a total of $40.0 million in incentives to finance a portion of the estimated $53.0 million in infrastructure required to move forward with the ONE DAYTONA project. We are currently proceeding with the leasing phase of the project while simultaneously completing the various necessary requirements for the CDD to access the incentives to start infrastructure work.
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
For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our annual report on Form 10-K for the year ended November 30, 2013. During the six months ended May 31, 2014, there have been no material changes in our market risk exposures.

ITEM 4.	DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2014. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of May 31, 2014.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our second quarter of fiscal 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in thousands)
March 1, 2014— March 31, 2014
Repurchase program (1)	—	—	—	$61,740
April 1, 2014 — April 30, 2014
Repurchase program (1)	—	—	—	$61,740
Employee transactions (2)	3,531	$33.99	—
May 1, 2014 — May 31, 2014
Repurchase program (1)	—	—	—	$61,740
Employee transactions (2)	6,484	$31.44	—
	10,015		—

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

Since inception of the Plan through May 31, 2014, we have purchased 7,063,962 shares of our Class A common shares, for a total of approximately $268.3 million. We did not purchase any shares of our Class A common shares during the three month period ended May 31, 2014. Transactions occur in open market purchases and pursuant to a trading plan under Rule 10b5-1. At May 31, 2014, we had approximately $61.7 million remaining repurchase authority under the current Stock Purchase Plan.
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

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)

Date:	July 3, 2014	/s/ Daniel W. Houser
Daniel W. Houser, Senior Vice President,
Chief Financial Officer, Treasurer