Form 10-Q
period 2014-08-31
INTERNATIONAL SPEEDWAY CORP
filed 2014-10-07
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
 FORM 10-Q
_________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2014
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class A Common Stock	26,627,554 shares	as of August 31, 2014
Class B Common Stock	19,967,452 shares	as of August 31, 2014

INTERNATIONAL SPEEDWAY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED AUGUST 31, 2014

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30, 2013	August 31, 2014
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$172,827	$171,891
Receivables, less allowance of $1,000 in 2013 and 2014, respectively	25,910	35,477
Inventories	2,619	5,975
Income taxes receivable	17,399	3,514
Deferred income taxes	3,122	3,451
Prepaid expenses and other current assets	13,965	17,865
Total Current Assets	235,842	238,173
Property and Equipment, net of accumulated depreciation of $746,864 and $799,955, respectively	1,276,976	1,357,570
Other Assets:
Equity investments	134,327	126,623
Intangible assets, net	178,628	179,268
Goodwill	118,791	118,791
Other	72,942	68,126
	504,688	492,808
Total Assets	$2,017,506	$2,088,551
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$2,807	$3,118
Accounts payable	27,669	44,289
Deferred income	35,679	77,903
Other current liabilities	15,907	20,883
Total Current Liabilities	82,062	146,193
Long-Term Debt	271,680	270,885
Deferred Income Taxes	366,531	340,649
Long-Term Deferred Income	8,604	8,629
Other Long-Term Liabilities	1,474	2,689
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 26,182,518 and 26,247,866 issued and outstanding in 2013 and 2014, respectively	261	262
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 19,994,663 and 19,967,452 issued and outstanding in 2013 and 2014, respectively	200	200
Additional paid-in capital	445,097	446,581
Retained earnings	846,235	876,609
Accumulated other comprehensive loss	(4,638)	(4,146)
Total Shareholders’ Equity	1,287,155	1,319,506
Total Liabilities and Shareholders’ Equity	$2,017,506	$2,088,551
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Three Months Ended
	August 31, 2013	August 31, 2014
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$25,393	$26,271
Motorsports related	79,801	81,987
Food, beverage and merchandise	8,859	17,491
Other	2,993	4,334
	117,046	130,083
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	30,224	30,874
Motorsports related	30,267	33,693
Food, beverage and merchandise	6,947	14,550
General and administrative	27,451	28,190
Depreciation and amortization	27,162	22,438
Losses on asset retirements	8,062	3,863
	130,113	133,608
Operating loss	(13,067)	(3,525)
Interest income	19	20
Interest expense	(3,765)	(1,960)
Equity in net income from equity investments	2,894	2,330
Other	133	5
Loss before income taxes	(13,786)	(3,130)
Income tax benefit	(5,920)	(3,321)
Net (loss) income	$(7,866)	$191
(Loss) earnings per share:
Basic and diluted	$(0.17)	$0.00

Basic weighted average shares outstanding	46,503,220	46,593,133

Diluted weighted average shares outstanding	46,503,220	46,606,660
See accompanying notes.

	Nine Months Ended
	August 31, 2013	August 31, 2014
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$91,908	$92,021
Motorsports related	290,452	295,604
Food, beverage and merchandise	31,767	53,433
Other	9,845	11,125
	423,972	452,183
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	106,713	109,227
Motorsports related	87,458	91,808
Food, beverage and merchandise	23,722	42,088
General and administrative	79,902	80,205
Depreciation and amortization	66,662	67,999
Losses on asset retirements	10,355	7,303
	374,812	398,630
Operating income	49,160	53,553
Interest income	58	102
Interest expense	(11,606)	(7,796)
Equity in net income from equity investments	7,145	6,744
Other	135	5,377
Income before income taxes	44,892	57,980
Income taxes	16,805	16,425
Net income	$28,087	$41,555

Dividends per share	$0.22	$0.24
Earnings per share:
Basic and diluted	$0.60	$0.89

Basic weighted average shares outstanding	46,459,022	46,548,078

Diluted weighted average shares outstanding	46,474,960	46,562,082
See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Comprehensive Income

	Three Months Ended
	August 31, 2013	August 31, 2014
	(Unaudited)
	(In Thousands)
Net (loss) income	$(7,866)	$191
Other comprehensive income:
Amortization of terminated interest rate swap, net of tax benefit of $106 and $107, respectively	164	163
Comprehensive (loss) income	$(7,702)	$354

	Nine Months Ended
	August 31, 2013	August 31, 2014
	(Unaudited)
	(In Thousands)
Net income	$28,087	$41,555
Other comprehensive income:
Amortization of terminated interest rate swap, net of tax benefit of $318 and $319, respectively	493	492
Comprehensive income	$28,580	$42,047
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statement of Shareholders’ Equity

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(Unaudited) (In Thousands)
Balance at November 30, 2013	$261	$200	$445,097	$846,235	$(4,638)	$1,287,155
Activity 12/1/13 — 8/31/14:
Net income	—	—	—	41,555	—	41,555
Comprehensive income	—	—	—	—	492	492
Cash dividend ($0.24 per share)	—	—	—	(11,181)	—	(11,181)
Reacquisition of previously issued common stock	—	—	(323)	—	—	(323)
Other	—	—	(81)	—	—	(81)
Stock-based compensation	1	—	1,888	—	—	1,889
Balance at August 31, 2014	$262	$200	$446,581	$876,609	$(4,146)	$1,319,506
See accompanying notes.

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Nine Months Ended
	August 31, 2013	August 31, 2014
	(Unaudited)
	(In Thousands)
OPERATING ACTIVITIES
Net income	$28,087	$41,555
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on assumption of controlling interest in equity investee	—	(5,447)
Depreciation and amortization	66,662	67,999
Stock-based compensation	1,887	1,889
Amortization of financing costs	1,056	1,333
Interest received on Staten Island note receivable	—	4,359
Deferred income taxes	16,684	(26,529)
Income from equity investments	(7,145)	(6,744)
Distribution from equity investee	8,007	7,606
Loss on asset retirements, non-cash	6,738	618
Other, net	(93)	111
Changes in operating assets and liabilities:
Receivables, net	(3,388)	(8,284)
Inventories, prepaid expenses and other assets	(11,369)	(9,594)
Accounts payable and other liabilities	4,426	1,084
Deferred income	34,799	42,249
Income taxes	(14,519)	13,729
Net cash provided by operating activities	131,832	125,934
INVESTING ACTIVITIES
Capital expenditures	(46,880)	(132,486)
Distribution from equity investee and affiliate	5,493	7,894
Equity investments and advances to affiliate	—	(1,052)
Proceeds from sale of Staten Island property	5,322	6,100
Cash included in assumption of ownership interest in equity investee	—	4,686
Other, net	142	25
Net cash used in investing activities	(35,923)	(114,833)
FINANCING ACTIVITIES
Payment of long-term debt	(505)	(533)
Exercise of Class A common stock options	78	—
Cash dividend paid	(10,229)	(11,181)
Reacquisition of previously issued common stock	(259)	(323)
Net cash used in financing activities	(10,915)	(12,037)
Net increase (decrease) in cash and cash equivalents	84,994	(936)
Cash and cash equivalents at beginning of period	78,379	172,827
Cash and cash equivalents at end of period	$163,373	$171,891
See accompanying notes.

International Speedway Corporation
Notes to Consolidated Financial Statements
August 31, 2014
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
Because of the seasonal concentration of racing events, the results of operations for the three and nine months ended August 31, 2013 and 2014, respectively, are not indicative of the results to be expected for the year.
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
In May 2014, FASB, in conjunction with the International Accounting Standards Board, issued ASU No. 2014-09, "Revenue from Contracts with Customers". The objective of this Update is to significantly enhance comparability and clarify principles of revenue recognition practices across entities, industries, jurisdictions, and capital markets. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The standard can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting this new guidance on its financial position and results of operations and will adopt the provisions of this statement in the first quarter of fiscal 2018.
3. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended August 31, 2013 and 2014 (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	August 31, 2013	August 31, 2014	August 31, 2013	August 31, 2014
Numerator:
Net (loss) income	$(7,866)	$191	$28,087	$41,555
Denominator:
Weighted average shares outstanding	46,503,220	46,593,133	46,459,022	46,548,078
Effect of dilutive securities	—	13,527	15,938	14,004
Diluted weighted average shares outstanding	46,503,220	46,606,660	46,474,960	46,562,082

Basic and diluted (loss) earnings per share	$(0.17)	$0.00	$0.60	$0.89

Anti-dilutive shares excluded in the computation of diluted earnings per share	206,750	114,302	145,701	125,560
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
The Company has accounted for Kansas Entertainment as an equity investment in its financial statements as of August 31, 2013 and 2014. The Company's 50.0 percent portion of Kansas Entertainment’s net income is approximately $2.9 million and $2.3 million for the three months ended August 31, 2013 and 2014, respectively, and approximately $7.1 million and $6.7 million for the nine months ended August 31, 2013 and 2014, respectively, and is included in income from equity investments in its consolidated statements of operations. Included in the net income amount for three and nine months ended August 31, 2013 is approximately $0.6 million and $1.2 million, respectively, related to a one-time property tax refund. There was no comparable income during the same periods of fiscal 2014.
Per the Development Agreement with the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”), the casino is subject to a 1.0 percent of gross gaming revenue penalty if it had not commenced construction on an adjacent hotel by the second anniversary of its opening, which was February 2014. In June 2014, the Unified Government approved an extension of the construction commencement date to give the Unified Government time to complete a feasibility analysis for a new convention center that could be integrated with the hotel. If the Unified Government formally resolves to develop a convention center to be integrated with the proposed hotel, then Kansas Entertainment and the Unified Government will mutually agree on a new groundbreaking date. If the Unified Government decides not to proceed with the integrated development, then Kansas Entertainment will have 100 days after the Unified Government’s notification of its decision, subject to any additional time taking into account that groundbreaking cannot realistically occur during winter conditions, to commence construction prior to the enforcement of the aforementioned penalty.
The final decision to move forward with the proposed hotel will be market-based and approved by Kansas Entertainment’s board. Should Kansas Entertainment ultimately not build the hotel it will be subject to the penalty from the second anniversary of its opening forward. Accordingly, beginning February 2014, Kansas Entertainment began recording expense equal to 1.0 percent of gross gaming revenue since it did not proceed with construction of a hotel by the original deadline. Included in the Company's income from equity investment amounts for three and nine months ended August 31, 2014 is approximately $0.3 million and $0.5 million expense, respectively, related to this penalty.
Distributions from Kansas Entertainment, for the nine months ended August 31, 2014, totaling approximately $15.5 million, consists of approximately $7.6 million received as a distribution from its profits, and is included in net cash provided by operating activities on the Company's statement of cash flows, and the remaining approximately $7.9 million received, was recognized as a return of capital from investing activities on the Company's statement of cash flows. Distributions from Kansas Entertainment, for the nine months ended August 31, 2013, totaling approximately $13.5 million, consists of approximately $8.0 million received as a distribution from its profits, and is included in net cash provided by operating activities on the Company's statement of cash flows, and the remaining approximate $5.5 million received, was recognized as a return of capital from investing activities on the Company's statement of cash flows.

Subsequent to August 31, 2014, the Company received an additional distribution of approximately $6.5 million.
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
The Company received $7.5 million, less closing and other administrative costs, of the sales price at closing. The remaining sales price was financed with the Company holding a secured mortgage interest in 380 Development as well as the underlying property. The mortgage balance bears interest at an annual rate of 7.0 percent. In accordance with the terms of the agreement, the Company has received a principal payment of approximately $6.1 million plus interest on the mortgage balance through August 31, 2014, and will receive the remaining purchase price of $66.4 million, due March 5, 2016. Interest on the remaining mortgage balance is due quarterly, in arrears, of which the Company received a payment of approximately $0.7 million in October 2014. Based on the level of Marine Development's initial investment at closing and continuing investment, the Company has accounted for the transaction using the cost recovery method and has deferred the recognition of profit of approximately $1.9 million, and interest totaling approximately $4.9 million at August 31, 2014, until the carrying amount of the property is recovered, which will not be until the final payment is made.
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
As a result of SMI's abandonment of their interest in SMISC, LLC, the Company recorded other income of approximately $5.4 million, representing the fair value of MA, over the carrying value, as of January 31, 2014. The fair value was based on a discounted cash flow analysis using level 3 inputs. Most of the fair value represents the value of MA's working capital and the fair value was not sensitive to assumptions used in the discounted cash flow analysis. In addition, the Company recognized tax benefits of approximately $3.8 million, representing the tax benefit associated with various operating loss carryforwards of MA that are expected to be realized in its consolidated tax filings in the future and certain other tax filing positions of SMISC, LLC. MA's operating income contribution, subsequent to consolidation, was immaterial, and is included in the Motorsports Event segment.
Prior to the SMI abandonment of SMISC, LLC, no equity income was recognized in prior periods, by the Company, as MA operated at breakeven.

5. Goodwill and Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of the major classes of intangible assets relating to the Motorsports Event segment are as follows (in thousands):

	November 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$8	$2
Other	92	72	20
Total amortized intangible assets	102	80	22
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793
Total non-amortized intangible assets	178,606	—	178,606
Total intangible assets	$178,708	$80	$178,628

	August 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Food, beverage and merchandise contracts	$731	$78	$653
Other	92	83	9
Total amortized intangible assets	823	161	662
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793
Total non-amortized intangible assets	178,606	—	178,606
Total intangible assets	$179,429	$161	$179,268
The following table presents current and expected amortization expense of the existing intangible assets as of August 31, 2014 for each of the following periods (in thousands):

Amortization expense for the nine months ended August 31, 2014	$82
Remaining estimated amortization expense for the year ending November 30:
2014	20
2015	110
2016	105
2017	104
2018	104
There were no changes in the carrying value of goodwill during the three and nine months ended August 31, 2014.

6. Long-Term Debt
Long-term debt consists of the following (in thousands):

	November 30, 2013	August 31, 2014
4.63 percent Senior Notes	$65,000	$65,000
3.95 percent Senior Notes	100,000	100,000
4.82 percent Revenue Bonds	662	421
6.25 percent Term Loan	49,948	49,655
TIF bond debt service funding commitment	58,877	58,927
Revolving Credit Facility	—	—
	274,487	274,003
Less: current portion	2,807	3,118
	$271,680	$270,885
The Company's $65.0 million principal amount of senior unsecured notes (“4.63 percent Senior Notes”) bear interest at 4.63 percent and are due January 2021, require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.63 percent Senior Notes may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company’s wholly owned domestic subsidiaries are guarantors of the 4.63 percent Senior Notes. Certain restrictive covenants of the 4.63 percent Senior Notes require that the Company's ratio of its Consolidated Funded Indebtedness to its Consolidated EBITDA ("leverage ratio") does not exceed 3.50 to 1.0, and its Consolidated EBITDA to Consolidated Interest Expense ("interest coverage ratio") is not less than 2.0 to 1.0. In addition the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 4.63 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of August 31, 2014, the Company was in compliance with its various restrictive covenants. At August 31, 2014, outstanding principal on the 4.63 percent Senior Notes was approximately $65.0 million.
The Company's $100.0 million principal amount of senior unsecured notes (“3.95 percent Senior Notes”) bear interest at 3.95 percent and are due September 2024. The 3.95 percent Senior Notes require semi-annual interest payments on March 13 and September 13 through their maturity. The 3.95 percent Senior Notes may be redeemed in whole or in part, at the Company's option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company's wholly owned domestic subsidiaries are guarantors of the 3.95 percent Senior Notes. Certain restrictive covenants of the 3.95 percent Senior Notes require that the Company's leverage ratio does not exceed 3.50 to 1.0, and its interest coverage ratio is not less than 2.0 to 1.0. In addition the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 3.95 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of August 31, 2014, the Company was in compliance with its various restrictive covenants. At August 31, 2014, outstanding principal on the 3.95 percent Senior Notes was approximately $100.0 million.
Debt associated with the Company's wholly owned subsidiary, Chicagoland Speedway, LLC, which owns and operates Chicagoland Speedway and Route 66 Raceway, has debt outstanding in the form of revenue bonds payable (“4.82 percent Revenue Bonds”), consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.82 percent Revenue Bonds have an interest rate of 4.82 percent and a monthly payment of $29,000 principal and interest. At August 31, 2014, outstanding principal on the 4.82 percent Revenue Bonds was approximately $0.4 million.
The term loan (“6.25 percent Term Loan”), related to the Company’s International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.25 percent, and a current monthly payment of approximately $292,000. At August 31, 2014, the outstanding principal on the 6.25 percent Term Loan was approximately $49.7 million.
At August 31, 2014, outstanding taxable special obligation revenue (“TIF”) bonds, in connection with the financing of Kansas Speedway, totaled approximately $58.9 million, net of the unamortized discount, which is comprised of a $9.8 million principal amount, 6.15 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.75 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.

The Company's $300.0 million revolving credit facility (“2012 Credit Facility”) contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions, provides for separate sub-limits of $25.0 million for standby letters of credit and $10.0 million for swing line loans. The 2012 Credit Facility is scheduled to mature in November 2017. Interest accrues, at the Company's option, at either LIBOR plus 100.0 — 162.5 basis points or a base rate loan at the highest of i) Wells Fargo Bank's prime lending rate, ii) the Federal Funds rate, as in effect from time to time, plus 0.5 percent, and iii) one month LIBOR plus 1.0 percent. The 2012 Credit Facility also contains a commitment fee ranging from 0.125 percent to 0.225 percent of unused amounts available for borrowing. The interest rate margin on the LIBOR borrowings and commitment fee are variable depending on the better of the Company's debt rating as determined by specified rating agencies or its leverage ratio. Certain of the Company's wholly owned domestic subsidiaries are guarantors on the 2012 Credit Facility. The 2012 Credit Facility requires that the Company's leverage ratio does not exceed 3.50 to 1.0 (4.0 to 1.0 for the four quarters ending after any Permitted Acquisition), and its interest coverage ratio is not less than 2.5 to 1.0. The 2012 Credit Facility also contains various other affirmative and negative restrictive covenants including, among others, limitations on indebtedness, investments, sales of assets, certain transactions with affiliates, entering into certain restrictive agreements and making certain restricted payments as detailed in the agreement. As of August 31, 2014, the Company was in compliance with its various restrictive covenants. At August 31, 2014, the Company had no outstanding borrowings under the 2012 Credit Facility.
Total interest expense incurred by the Company for the three and nine months ended August 31, 2013 and 2014, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2013	August 31, 2014	August 31, 2013	August 31, 2014
Interest expense	$4,139	$4,121	$12,435	$12,359
Less: capitalized interest	374	2,161	829	4,563
Net interest expense	$3,765	$1,960	$11,606	$7,796
Financing costs of approximately $4.4 million and $3.9 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2013 and August 31, 2014, respectively. These costs are being amortized on a straight-line method, which approximates the effective yield method, over the life of the related financing.
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
At August 31, 2014, the Company had money market funds totaling approximately $62.8 million which are included in cash and cash equivalents in its consolidated balance sheets. All inputs used to determine fair value are considered level 1 inputs.
Fair values of long-term debt are based on quoted market prices at the date of measurement. The Company’s credit facilities approximate fair value as they bear interest rates that approximate market. These inputs used to determine fair value are considered level 2 inputs. The fair value of the remaining long-term debt, as determined by quotes from financial institutions, was approximately $293.0 million compared to the carrying amount of approximately $274.5 million and approximately $298.6 million compared to the carrying amount of approximately $274.0 million at November 30, 2013 and August 31, 2014, respectively.
The Company had no financial instruments that used level 3 inputs as of August 31, 2014.
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
In July 2014, the Company awarded and issued a total of 8,118 restricted shares of the Company’s Class A common shares to certain non-employee directors, under the 2006 Plan. The shares of restricted stock awarded in July 2014, vest at the rate of 100.0 percent on the one year anniversary of the award date. The weighted average grant date fair value of these restricted share awards was $33.28 per share. In accordance with ASC 718, “Compensation — Stock Compensation” the Company is recognizing stock-based compensation on these restricted shares awarded on the straight-line method over the requisite service period.

10. Comprehensive Income
Comprehensive income is the changes in equity of an enterprise except those resulting from shareholder transactions. Accumulated other comprehensive loss consists of the following (in thousands):

	November 30, 2013	August 31, 2014
Terminated interest rate swap, net of tax benefit of $3,025 and $2,706, respectively	$4,638	$4,146
11. Income Taxes
The tax benefit related to certain tax filing positions of SMISC, LLC of approximately $2.1 million is the principal cause of the increased effective tax benefit for the three months ended August 31, 2014. The principal causes of the decreased effective income tax rate for the nine months ended August 31, 2014 is the tax treatment related to the other income recognized as a result of SMI's abandonment of their interest in SMISC, LLC on January 31, 2014, including the related tax benefits associated with various operating loss carryforwards of MA and certain tax filing positions of SMISC, LLC totaling approximately $3.8 million, along with certain state income tax adjustments. As a result of these items, the Company's effective income tax (benefit) rate is approximately (106.1 percent) and 28.3 percent for the three and nine months ended August 31, 2014, respectively. Certain state adjustments, including adjustments to uncertain state tax positions, are the principal causes of the increased and decreased effective tax (benefit) rate for the three and nine months ended August 31, 2013. As a result of these items, the Company's effective income tax (benefit) rate is approximately (42.9 percent) and 37.4 percent for the three and nine months ended August 31, 2013, respectively.
12. Related Party Disclosures and Transactions
All of the racing events that take place during the Company’s fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association, the American Motorcyclist Association, the Automobile Racing Club of America, the American Sportbike Racing Association — Championship Cup Series, the Federation Internationale de L’Automobile, the Federation Internationale Motocycliste, International Motor Sports Association (“IMSA”), Historic Sportscar Racing, IndyCar Series, National Association for Stock Car Auto Racing (“NASCAR”), National Hot Rod Association, the Porsche Club of America, the Sports Car Club of America, the Sportscar Vintage Racing Association, the United States Auto Club and the World Karting Association. NASCAR, which sanctions many of the Company’s principal racing events, is a member of the France Family Group which controls approximately 72.0 percent of the combined voting power of the outstanding stock of the Company, as of November 30, 2013, and some members of which serve as directors and officers of the Company. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors, which are exclusive of NASCAR sanction fees, totaled approximately $24.2 million and $24.6 million for the three months ended August 31, 2013 and 2014, respectively, and $88.9 million and $90.5 million for the nine months ended August 31, 2013 and 2014, respectively.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire NASCAR Sprint Cup, Nationwide and Camping World Truck series schedules. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Sprint Cup, Nationwide and Camping World

Truck series event as a component of its sanction fees. The promoter records 90.0 percent of the gross broadcast rights fees as revenue and then records 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors. Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event. The Company’s television broadcast and ancillary rights fees received from NASCAR for the NASCAR Sprint Cup, Nationwide, and Camping World Truck series events conducted at its wholly owned facilities, and recorded as part of motorsports related revenue, were approximately $51.7 million and $53.7 million for the three months ended August 31, 2013 and 2014, respectively, and $201.4 million and $207.8 million for the nine months ended August 31, 2013 and 2014, respectively.
13. Commitments and Contingencies
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal and any required premium and interest on the 2002 STAR Bonds. At August 31, 2014, the Unified Government had approximately $1.4 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling approximately $4.0 million at August 31, 2014. At August 31, 2014, there were no amounts drawn on the standby letters of credit.
DAYTONA Rising: Reimagining an American Icon
The Company is currently redeveloping the frontstretch of Daytona International Speedway ("Daytona"), the Company's 55-year-old flagship motorsports facility, to enhance the event experience for its fans, marketing partners, broadcasters and the motorsports industry. The redevelopment of Daytona has been branded DAYTONA Rising.
The Company currently anticipates DAYTONA Rising to cost between $375.0 million to $400.0 million, excluding capitalized interest. The Company expects to fund DAYTONA Rising from cash on hand, cash from its operations, and may use borrowings on its credit facility for a limited period of time. In June 2014, House Bill 7095, creating the Florida Sports Development Program, was signed in Florida establishing a process by which sports franchises are able to apply to receive sales tax refunds based on the amount of sales tax generated by their facility. The Company's DAYTONA Rising project is among the eligible applicants and the new bill could potentially provide additional capital for the DAYTONA Rising project.
Total spending incurred for DAYTONA Rising was approximately $57.2 million and $122.4 million during the three and nine months ended August 31, 2014, respectively. Based on the Company's current expectations of DAYTONA Rising, it has identified existing assets that are expected to be impacted by the redevelopment and that those assets will require accelerated depreciation or losses on asset retirements, totaling approximately $50.0 million over the approximate 26-month project time span. During the three and nine months ended August 31, 2014, the Company recognized accelerated depreciation and losses on disposal of assets totaling approximately $5.1 million and $12.7 million, respectively. During the three and nine months ended August 31, 2013, the Company recognized accelerated depreciation and losses on disposal of assets totaling approximately $7.2 million, respectively.
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at prices comparable to unaffiliated customers. The following tables provide segment reporting of the Company for the three and nine months ended August 31, 2013 and 2014 (in thousands):

	Three Months Ended August 31, 2013
	Motorsports Event	All Other	Total
Revenues	$109,974	$7,213	$117,187
Depreciation and amortization	25,748	1,414	27,162
Operating (loss)	(12,310)	(757)	(13,067)
Capital expenditures	24,143	1,105	25,248
Total assets	1,535,363	493,369	2,028,732
Equity investments	—	140,023	140,023
	Three Months Ended August 31, 2014
	Motorsports Event	All Other	Total
Revenues	$122,559	$7,753	$130,312
Depreciation and amortization	21,072	1,366	22,438
Operating (loss)	(2,199)	(1,326)	(3,525)
Capital expenditures	56,775	1,003	57,778
Total assets	1,615,769	472,782	2,088,551
Equity investments	—	126,623	126,623
	Nine Months Ended August 31, 2013
	Motorsports Event	All Other	Total
Revenues	$406,263	$19,014	$425,277
Depreciation and amortization	62,488	4,174	66,662
Operating income (loss)	52,328	(3,168)	49,160
Capital expenditures	44,276	2,604	46,880
	Nine Months Ended August 31, 2014
	Motorsports Event	All Other	Total
Revenues	$434,517	$18,899	$453,416
Depreciation and amortization	63,748	4,251	67,999
Operating income (loss)	58,444	(4,891)	53,553
Capital expenditures	126,276	6,210	132,486
Intersegment revenues were approximately $0.1 million and $0.2 million for the three months ended August 31, 2013 and 2014, respectively, and approximately $1.3 million and $1.2 million for the nine months ended August 31, 2013 and 2014, respectively.

During the three and nine months ended August 31, 2014, the Company recognized approximately $0.2 million and $0.9 million, respectively in marketing and consulting costs that is included in general and administrative expense related to DAYTONA Rising. These costs were included in the Motorsports Event segment. During the three and nine months ended August 31, 2013, the Company recognized approximately $0.5 million and $1.1 million, respectively of similar costs.
During the three and nine months ended August 31, 2014, the Company recognized approximately $2.7 million and $8.7 million, respectively of accelerated depreciation that was recorded due to the shortening the service lives of certain assets associated with DAYTONA Rising and capacity management initiatives. During the three and nine months ended August 31, 2013, the Company recognized approximately $7.4 million, respectively of accelerated depreciation that was recorded due to the shortening the service lives of certain assets associated with DAYTONA Rising and capacity management initiatives.
During the three and nine months ended August 31, 2014, the Company recognized approximately $3.9 million and $7.3 million, respectively of losses primarily attributable to demolition costs in connection with capacity management initiatives, DAYTONA Rising and other capital improvements. During the three and nine months ended August 31, 2013, we recognized approximately $8.1 million and $10.4 million, respectively of losses associated with asset retirements primarily attributable to the removal of assets not fully depreciated in connection with capacity management initiatives, DAYTONA Rising and other capital improvements.

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
Business Combinations. All business combinations are accounted for under the acquisition method. Whether net assets or common stock is acquired, fair values are determined and assigned to the purchased assets and assumed liabilities of the acquired entity. The excess of the cost of the acquisition over fair value of the net assets acquired (including recognized intangibles) is recorded as goodwill. Business combinations involving existing motorsports entertainment facilities commonly result in a significant portion of the purchase price being allocated to the fair value of the contract-based intangible asset associated with long-term relationships manifest in the sanction agreements with sanctioning bodies, such as NASCAR and the International Motor Sports Association ("IMSA") series. The continuity of sanction agreements with these bodies has historically enabled the facility operator to host motorsports events year after year. While individual sanction agreements may be of terms as short as one year, a significant portion of the purchase price in excess of the fair value of acquired tangible assets is commonly paid to acquire anticipated future cash flows from events promoted pursuant to these agreements which are expected to continue for the foreseeable future and therefore, in accordance with ASC 805-50, “Business Combinations,” are recorded as indefinite-lived intangible assets recognized apart from goodwill.
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
Impairment of Long-lived Assets, Goodwill and Other Intangible Assets. Our consolidated balance sheets include significant amounts of long-lived assets, goodwill and other intangible assets which could be subject to impairment. As of August 31, 2014, goodwill and other intangible assets and property and equipment accounts for approximately $1.7 billion, or 79.3 percent of our total assets. We account for our goodwill and other intangible assets in accordance with ASC 350, “Intangibles — Goodwill and Other,” and for our long-lived assets in accordance with ASC 360, “Property, Plant and Equipment.”
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
In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments we exert significant influence on the investee but do not have effective control over the investee, which adds an additional element of risk that can adversely impact our financial position and results of operations. The carrying value of our equity investments was $126.6 million at August 31, 2014.
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
We have accounted for Kansas Entertainment as an equity investment in our financial statements as of August 31, 2013 and 2014. Our 50.0 percent portion of Kansas Entertainment’s net income is approximately $2.9 million and $2.3 million for the three months ended August 31, 2013 and 2014, respectively, and $7.1 million and $6.7 million for the nine months ended August 31, 2013 and 2014, respectively, and is included in income from equity investments in our consolidated statements of operations. Included in our income from equity investment amounts for three and nine months ended August 31, 2013 is approximately $0.6 million and $1.2 million, respectively, related to a one-time property tax refund. There was no comparable income during the same periods of fiscal 2014.
Per the Development Agreement with the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”), the casino is subject to a 1.0 percent of gross gaming revenue penalty if it had not commenced construction on an adjacent hotel by the second anniversary of its opening, which was February 2014. In June 2014, the Unified Government approved an extension of the construction commencement date to give the Unified Government time to complete a feasibility analysis for a new convention center that could be integrated with the hotel. If the Unified Government formally resolves to develop a convention center to be integrated with the proposed hotel, then Kansas Entertainment and the Unified Government will mutually agree on a new groundbreaking date. If the Unified Government decides not to proceed with the integrated development, then Kansas Entertainment will have 100 days after the Unified Government’s notification of its decision, subject to any additional time taking into account that groundbreaking cannot realistically occur during winter conditions, to commence construction prior to the enforcement of the aforementioned penalty.
The final decision to move forward with the proposed hotel will be market-based and approved by Kansas Entertainment’s board. Should Kansas Entertainment ultimately not build the hotel it will be subject to the penalty from the second anniversary of its opening forward. Accordingly, beginning February 2014, Kansas Entertainment began recording expense equal to 1.0 percent of gross gaming revenue since it did not proceed with construction of a hotel by the original deadline. Included in our income from equity investment amounts for three and nine months ended August 31, 2014 is approximately $0.3 million and $0.5 million expense, respectively, related to this penalty.
Distributions from Kansas Entertainment, for the nine months ended August 31, 2014, totaling approximately $15.5 million, consists of approximately $7.6 million received as a distribution from its profits, and is included in net cash provided by operating activities on our statement of cash flows, with the remaining approximately $7.9 million received recognized as a return of capital from investing activities. Distributions from Kansas Entertainment, for the nine months ended August 31, 2013, totaling approximately $13.5 million, consists of approximately $8.0 million received as a distribution from its profits, and is included in net cash provided by operating activities on the Company's statement of cash flows, with the remaining approximate $5.5 million received recognized as a return of capital from investing activities.
Subsequent to August 31, 2014, we received an additional distribution of approximately $6.5 million, bringing the total distributions received for fiscal 2014 to approximately $22.0 million. We received total distributions of approximately $21.5 million in fiscal 2013.
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
As a result of SMI's abandonment of their interest in SMISC, LLC, we recorded other income of approximately $5.4 million, representing the fair value of MA, over the carrying value, as of January 31, 2014. In addition, we recognized tax benefits of approximately $3.8 million, representing the benefit associated with various operating loss carryforwards of MA that are expected to be realized in its consolidated tax filings in the future and certain other tax filing positions of SMISC, LLC. MA's operating income contribution, subsequent to consolidation, was immaterial.
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
We received $7.5 million, less closing and other administrative costs, of the sales price at closing. The remaining sales price was financed with us holding a secured mortgage interest in 380 Development as well as the underlying property. The mortgage balance bears interest at an annual rate of 7.0 percent. In accordance with the terms of the agreement, we have received a principal payment of approximately $6.1 million plus interest on the mortgage balance through August 31, 2014, and we will receive the remaining purchase price of $66.4 million, due March 5, 2016. Interest on the remaining mortgage balance is due quarterly, in arrears, of which we received a payment of approximately $0.7 million in October 2014. Based on the level of Marine Development's initial investment at closing and continuing investment, we have accounted for the transaction using the cost recovery method and has deferred the recognition of profit of approximately $1.9 million, and interest totaling approximately $4.9 million at August 31, 2014, until the carrying amount of the property is recovered, which will not be until the final payment is made.
As a result of the sale, we expect to receive a cash tax benefit of approximately $41.9 million, based on our current corporate tax rate. This cash tax benefit, when combined with the net proceeds from the sale total approximately $118.0 million in incremental cash flow as a result of the sale.
Income Taxes
The tax benefit related to certain tax filing positions of SMISC, LLC of approximately $2.1 million is the principal cause of the increased effective tax benefit for the three months ended August 31, 2014. The principal causes of the decreased income tax rate for the nine months ended August 31, 2014 is the tax treatment related to the other income recognized as a result of SMI's abandonment of their interest in SMISC, LLC on January 31, 2014, including the related tax benefits associated with various operating loss carryforwards of MA and certain tax filing positions of SMISC, LLC totaling approximately $3.8 million, along with certain state income tax adjustments. As a result of these items, our effective income tax (benefit) rate is approximately (106.1 percent) and 28.3 percent for the three and nine months ended August 31, 2014, respectively. Certain state adjustments, including adjustments to uncertain state tax positions, are the principal causes of the increased and decreased effective income tax (benefit) rate for the three and nine months ended August 31, 2013. As a result of these items, our effective income tax (benefit) rate is approximately (42.9 percent) and 37.4 percent for the three and nine months ended August 31, 2013, respectively.
Also of note, while not impacting the combined current and deferred income tax expense and related income tax (benefit) rate during the three and nine months ended August 31, 2014, respectively, as compared to the same periods of the prior year, the tax benefit realized in fiscal 2013 attributable to the aforementioned sale of our Staten Island property, as well as the effect of the December 2013 expiration of certain tax legislation impacting depreciation deductions contributed substantially to increased current income taxes paid during the nine months ended August 31, 2014 totaling approximately $45.9 million as compared to approximately $17.7 million during the same period in fiscal 2013. In addition this overall impact to the current fiscal year tax depreciation deduction substantially contributed to the overall reduction of approximately $25.9 million in our long-term deferred income tax liabilities at August 31, 2014 as compared to November 30, 2013.
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
In January 2014 NASCAR announced a new championship format today that will put greater emphasis on winning races all season long, expands the current Chase for the NASCAR Sprint Cup field to 16 drivers, and implements a new round-by-round advancement format that ultimately will reward a battle-tested, worthy champion. The format makes every race matter even more, diminishes points racing, puts a premium on winning races and concludes with a best-of-the-best, first-to-the-finish line showdown race – all of which is exactly what fans want. The expectation is the new Chase for the NASCAR Sprint Cup will be thrilling, easy to understand and help drive our sport’s competition to a whole new level.
We are supporting the IAP on a number of fronts. As referenced above, we are committed to improving our major motorsports facilities to create stronger fan engagement. In particular and one of the most important projects in our history is the redevelopment of the frontstretch of Daytona International Speedway ("Daytona"), the Company's 55-year-old flagship motorsports facility, to enhance the event experience for our fans, marketing partners, broadcasters and the motorsports industry (See "DAYTONA Rising: Reimagining an American Icon"). We are confident that elevating the experience at the most important motorsports facility in North America will grow the Daytona 500 brand, our 12 other major motorsports facilities' brands and NASCAR's brand. And, ultimately it will positively influence attendance trends as well as corporate involvement in the sport and the long-term strength of future broadcast media rights revenues
Admissions
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
From an entitlement perspective, for fiscal 2014, we currently have all of our NASCAR Sprint Cup Series event entitlements sold and only one of our NASCAR Nationwide Series event entitlements open, which is currently in negotiations. We currently have approximately 97.0 percent of corporate partnership revenue target for fiscal 2014 contracted, and expect to achieve 98.0 percent to 99.0 percent by the end of the year, which is comparable to previous years.
Television Broadcast and Ancillary Media Rights
Domestic broadcast and ancillary media rights fees revenues are ISC's largest revenue source, accounting for approximately 47.7 percent of 2013 total revenues. Starting in 2007, NASCAR entered into combined eight-year agreements with Fox Sports Group (“FOX”), ABC/ESPN, TNT and SPEED for the domestic broadcast and related rights for its three national touring series - Sprint Cup, Nationwide and Camping World Truck. The agreements total approximately $4.5 billion over the eight-year period from 2007 through 2014, representing an approximate $560.0 million gross average annual rights fee for the industry. The industry rights fees were approximately $605.0 million for fiscal 2013, and will be approximately $630.0 million for 2014.
For the 2014 season through Chicagoland, NASCAR Sprint Cup events were among the top 2 sports on television for 21 of the 26 weekends aired on the weekend (i.e. Texas Sprint Cup event aired on Monday due to rain). Through 27 broadcast events, the NASCAR Sprint Cup Series is averaging 5.6 million viewers per event. For the 2013 season, NASCAR Sprint Cup Series events ranked among the top 2 sports of the weekend on television 22 out of 36 point event weekends. An average of 5.8 million viewers tuned into each NASCAR Sprint Cup Series event, resulting in nearly 70 million unique viewers of the NASCAR Sprint Cup Series. In addition, the NASCAR Nationwide Series ranked as the second-highest rated motorsports series on television with over 32 million unique viewers during the 2013 season. The NASCAR Camping World Truck Series was the third-highest rated motorsports series on cable television behind NASCAR Sprint Cup and NASCAR Nationwide series.
As part of the IAP, NASCAR and FOX Deportes, the number one U.S. Latino Sports network, joined together to provide the sport's most expansive Spanish-language broadcast offering with coverage of 15 Sprint Cup Series races, including for the first time, a Spanish-language broadcast of the 2013 Daytona 500. Through September 2014 events held at Chicagoland Speedway, Hispanic viewership for the NASCAR Sprint Cup Series continues the double digit growth-trend, building on growth from the 2013 season that saw a 40.0 percent increase in that important demographic.
In August 2013, NASCAR finalized multi-platform broadcast rights agreements with NBCUniversal (“NBC”) and FOX for 10 years, beginning in 2015 through the 2024 season, for the broadcast and related rights for NASCAR's three national touring series. Financial terms were not disclosed but leading industry sources value the combined agreements at approximately $8.2 billion over the 10 years. The agreements include Spanish-language rights and 'TV Everywhere rights', which will allow NASCAR content to stream over the broadcaster's-affiliated websites.
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
NASCAR's solid ratings as well as other factors such as the strong demand for live broadcasting and the proliferation of digital video recorders (“DVR”), tablets, and on-demand content were significant factors for NASCAR signing the largest broadcast rights deal in the sport's 66-year history.  According to Nielsen (June 2014), households are adding new entertainment technologies but none so much as tablets. Year-over-year, tablets grew +55.5% to 42.1 million in homes with a television. DVRs grew to 55.7 million or nearly half of all homes with a television; and high-definition TV sets also grew to 100.7 million.
In August 2013, FOX debuted its 24-hour Fox Sports 1 network to compete with ESPN. Fox Sports 1 is available in approximately 90 million TV households. In addition to NASCAR (beginning in 2015), Fox Sports 1 has new or renewed deals for Major League Baseball, college football and basketball, Ultimate Fighting Championship as well as other sports. Fox Sports 1 represents the latest in the long migration of marquee sports from broadcast TV to cable/satellite, who generally can support a higher investment due to subscriber fees that are not available to traditional networks. In early 2014, the network performed exceptionally well broadcasting NASCAR events leading up to the DAYTONA 500.  The partnership continues in 2015 with Fox Sports 1 broadcasting 7 live NASCAR Sprint Cup events and 11 NASCAR Nationwide events.
NBC Sports Network is in more than 79 million homes, and in addition to NASCAR (beginning in 2015) serves sports fans by airing coverage of the Olympic Games and Trials as well as the National Hockey League (NHL), Major League Soccer (MLS),

IndyCar Series, Tour de France, major college football and basketball, and horse racing surrounding the Triple Crown, among other events.
Domestic broadcast rights fees provide significant cash flow visibility to us, race teams and NASCAR over the contract term. Television broadcast rights fees received from NASCAR for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events conducted at our wholly owned facilities under these agreements, and recorded as part of motorsports related revenue, were approximately $51.5 million and $53.7 million for the three months ended August 31, 2013 and 2014, respectively, and approximately $199.2 million and $207.5 million for the nine months ended August 31, 2013 and 2014, respectively. Operating income generated by these media rights were approximately $37.6 million and $39.0 million for the three months ended August 31, 2013 and 2014, respectively, and approximately $146.8 million and $150.9 million for the nine months ended August 31, 2013 and 2014, respectively.
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
We remain convinced that our focus on driving incremental earnings by improving the fan experience will, in time, lead to increased ticket sales with better pricing power, growth in sponsorship and hospitality sales, better prospects for continued growth in broadcast media rights fees agreements, and greater potential to capture market share. As such, ISC's Board of Directors endorsed a capital allocation plan for fiscal 2013 through fiscal 2017 to not exceed $600.0 million. The five-year capital expenditure plan encompasses capital expenditures for ISC's 13 major sports facilities, including DAYTONA Rising (see "DAYTONA Rising: Reimagining an American Icon"), as well as any commitments to undertake ONE DAYTONA (see "ONE DAYTONA"). It is vital that we continue to elevate our Daytona brand to ensure that it remains the pinnacle of motorsports facilities, which will generate further profitability and cash flow to the Company. We also anticipate modest capital spending on other projects for maintenance, safety and regulatory requirements. We are confident that by delivering memorable guest experiences, along with attractive pricing and fantastic racing, we will generate increased revenues as well as bottom-line results.
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
Hollywood Casino at Kansas Speedway provided positive cash flow to us and included positive equity income in our consolidated statement of operations for fiscal 2013 and 2014. We received total distributions of approximately $21.5 million and $22.0 million in fiscal 2013 and 2014, respectively.
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
Seasonality and Quarterly Results
We derive most of our income from a limited number of NASCAR-sanctioned races. As a result, our business has been, and is expected to remain, highly seasonal based on the timing of major racing events. Future schedule changes as determined by NASCAR or other sanctioning bodies, as well as the acquisition of additional, or divestiture of existing, motorsports entertainment facilities could impact the timing of our major events in comparison to prior or future periods. Because of the seasonal concentration of racing events, the results of operations for the nine month periods ended August 31, 2013 and 2014, are not indicative of the results to be expected for the year.
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
The adjustments for 2013 relate to carrying costs of our Staten Island property, legal judgment, marketing and consulting costs incurred associated with DAYTONA Rising, accelerated depreciation, losses associated with the retirements of certain other long-lived assets, DAYTONA Rising project capitalized interest, and net gain on sale of certain assets.

The adjustments for 2014 relate to marketing and consulting costs incurred associated with DAYTONA Rising, accelerated depreciation, losses associated with the retirements of certain other long-lived assets, DAYTONA Rising project capitalized interest, MA fair value adjustment and income tax benefits, and net loss on sale of certain assets.

	Three Months Ended		Nine Months Ended
	August 31, 2013	August 31, 2014	August 31, 2013	August 31, 2014
	(Unaudited)
	(In Thousands, Except Per Share Amounts)
Net (loss) income	$(7,866)	$191	$28,087	$41,555
Adjustments, net of tax:
Carrying costs related to Staten Island	542	—	1,718	—
Legal judgment	(41)	—	310	—
DAYTONA Rising project	285	138	683	528
Accelerated depreciation	4,511	1,630	4,511	5,279
Losses on asset retirements	4,902	2,348	6,297	4,440
DAYTONA Rising project capitalized interest	(170)	(1,299)	(170)	(2,737)
MA fair value adjustment and income tax benefits	—	(2,060)	—	(9,272)
Net (gain) loss on sale of certain assets	(81)	(3)	(82)	43
Non-GAAP net income	$2,082	$945	$41,354	$39,836
Per share data:
Diluted (loss) earnings per share	$(0.17)	$0.00	$0.60	$0.89
Adjustments, net of tax:
Carrying costs related to Staten Island	0.01	—	0.04	—
Legal judgment	0.00	—	0.01	—
DAYTONA Rising project	0.00	0.00	0.01	0.01
Accelerated depreciation	0.10	0.04	0.10	0.11
Losses on asset retirements	0.11	0.05	0.13	0.10
DAYTONA Rising project capitalized interest	0.00	(0.03)	0.00	(0.05)
MA fair value adjustment and income tax benefits	—	(0.04)	—	(0.20)
Net (gain) loss on sale of certain assets	0.00	0.00	0.00	0.00
Non-GAAP diluted earnings per share	$0.05	$0.02	$0.89	$0.86

Comparison of the Results for the Three and Nine Months Ended August 31, 2014 to the Results for the Three and Nine Months Ended August 31, 2013.
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	August 31, 2013	August 31, 2014	August 31, 2013	August 31, 2014
	(Unaudited)
REVENUES:
Admissions, net	21.7%	20.3%	21.7%	20.4%
Motorsports related	68.2	63.0	68.5	65.4
Food, beverage and merchandise	7.6	13.4	7.5	11.8
Other	2.5	3.3	2.3	2.4
Total revenues	100.0	100.0	100.0	100.0
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	25.8	23.7	25.2	24.2
Motorsports related	25.9	25.9	20.6	20.3
Food, beverage and merchandise	5.9	11.2	5.6	9.3
General and administrative	23.5	21.7	18.8	17.7
Depreciation and amortization	23.2	17.2	15.7	15.0
Losses on asset retirements	6.9	3.0	2.5	1.6
Total expenses	111.2	102.7	88.4	88.1
Operating (loss) income	(11.2)	(2.7)	11.6	11.9
Interest income	—	—	—	—
Interest expense	(3.2)	(1.5)	(2.7)	(1.8)
Equity in net income from equity investments	2.5	1.8	1.7	1.5
Other	0.1	—	—	1.2
(Loss) income before income taxes	(11.8)	(2.4)	10.6	12.8
Income taxes	(5.1)	(2.6)	4.0	3.6
Net (loss) income	(6.7)%	0.2%	6.6%	9.2%
Comparability of results for the three and nine months ended August 31, 2014 to the same periods in fiscal 2013 was impacted by the following:

•	The IndyCar Series event held at Auto Club Speedway of Southern California ("Auto Club Speedway") in the third quarter of fiscal 2014 was held in the fourth quarter of fiscal 2013.

•
The second annual Faster Horses music festival held during the third quarter of fiscal 2014 includes consolidation of concessions revenue and expense as compared to similar services provided by a third party for this event held the same period in fiscal 2013;

•
On January 31, 2014, SMI abandoned its interest and rights in MA, consequently bringing our ownership of MA to 100.0 percent. MA's operations are included in our consolidated operations subsequent to the date of SMI's abandonment. Prior to January 31, 2014, MA was accounted for as an equity investment in our financial statements. As a result of SMI's abandonment of their interest in MA, we recorded other income of approximately $5.4 million representing the fair value of MA, over the carrying value, as of January 31, 2014. In addition we recognized tax benefits relating to MA of approximately $2.1 million and $3.8 million for the three and nine months ended August 31, 2014, respectively (see “Equity and Other Investments” and “Income Taxes”);

•
During the three and nine months ended August 31, 2013, we expensed approximately $0.9 million and $2.8 million, or $0.01 and $0.04 per diluted share, respectively, of certain ongoing carrying costs related to our Staten Island property. There were no comparable costs in the same periods of fiscal 2014;

•
During the first quarter of fiscal 2013, we recognized a charge relating to a legal judgment of litigation involving certain ancillary facility operations of approximately $0.5 million, or $0.01 per diluted share. There was no comparable event in the same period of fiscal 2014;

•
During the three and nine months ended August 31, 2014, we recognized approximately $0.2 million and $0.9 million, or less than $0.01 and $0.01 per diluted share, respectively, in marketing and consulting costs that are included in general and administrative expense related to DAYTONA Rising. During the three and nine months ended August 31, 2013, we recognized approximately $0.5 million and $1.1 million, or less than $0.01 and $0.01 per diluted share, respectively, of similar costs;

•
During the three and nine months ended August 31, 2014, we recognized approximately $2.7 million and $8.7 million, or $0.04 and $0.11 per diluted share, respectively, of accelerated depreciation that was recorded due to shortening the service lives of certain assets associated with DAYTONA Rising. During the three and nine months ended August 31, 2013, we recognized approximately $7.4 million, or $0.10 per diluted share, related to DAYTONA Rising and capacity management initiatives;

•
During the three and nine months ended August 31, 2014, we recognized approximately $3.9 million and $7.3 million, or $0.05 and $0.10 per diluted share, respectively, of losses primarily attributable to demolition and/or asset relocation costs in connection with DAYTONA Rising and capacity management initiatives. During the three and nine months ended August 31, 2013, we recognized approximately $8.1 million and $10.4 million, or $0.11 and $0.13 per diluted share, respectively, of losses associated with asset retirements primarily attributable to demolition and/or asset relocation costs in connection with DAYTONA Rising and capacity management initiatives; and

•
During the three and nine months ended August 31, 2014, we capitalized approximately $2.1 million and $4.5 million, or $0.03 and $0.05 per diluted share, of interest related to DAYTONA Rising. During the three and nine months ended August 31, 2013, we recognized approximately $0.3 million, or less than $0.01 per diluted share, of similar interest capitalization.

Admissions revenue increased slightly by approximately $0.9 million, or 3.5 percent, and $0.1 million, or 0.1 percent, during the three and nine months ended August 31, 2014, respectively, as compared to the same periods of the prior year. The increase in the three month period ending August 31, 2014 was primarily due to the timing of the aforementioned IndyCar series event held at Auto Club Speedway, as well as increased attendance at Sprint Cup and IMSA events held at Watkins Glen International ("Watkins Glen"). Slightly offsetting the three month increase was lower attendance at Sprint Cup events held at Daytona due to inclement weather. The slight increase in the nine month period is largely attributable to the timing of the aforementioned IndyCar series event held at Auto Club Speedway, as well as increased attendance at Sprint Cup event held at Kansas Speedway and Sprint Cup and IMSA events held at Watkins Glen, offset by decreased attendance due to the threat of inclement weather leading up to the NASCAR Nationwide and Daytona 500 events, and moving the Budweiser Duel from its historical Thursday afternoon schedule to an early evening time slot.
Motorsports related revenue increased approximately $2.2 million, or 2.7 percent, and $5.2 million, or 1.8 percent, during the three and nine months ended August 31, 2014, respectively, as compared to the same periods of the prior year. The increases for the three and nine month periods are largely attributable to increases in television broadcast revenue of approximately $2.1 million and $8.3 million, respectively. Also contributing to the three month period increase were increased sponsorship and hospitality revenues of approximately $0.9 million, offset by lower Motor Racing Network ("MRN") advertising and Sprint Vision revenues, of approximately $0.8 million. Also contributing to the nine month period increase were increased hospitality revenues of approximately $0.8 million, partially offset by lower advertising revenues, predominately due to lower MRN advertising and Sprint Vision revenues, of approximately $1.9 million, and an adjustment in the 2013 first quarter to increase the ancillary rights fees attributable to fiscal 2012, of approximately $1.9 million, with no comparable adjustment in fiscal 2014.
Food, beverage and merchandise revenue increased approximately $8.6 million, or 97.4 percent, and $21.7 million, or 68.2 percent, during the three and nine months ended August 31, 2014, respectively, as compared to the same periods of the prior year. The increases to the three and nine month periods are predominately due to the aforementioned consolidation of MA, of approximately $7.4 million and $20.2 million, respectively. Also contributing to the increases in the three and nine month periods were concession sales of approximately $1.1 million related to the aforementioned non-motorsports event held in the third quarter of fiscal 2014, for which there was no comparable event in fiscal 2013.
Prize and point fund monies and NASCAR sanction fees increased approximately $0.7 million, or 2.2 percent, and $2.5 million, or 2.4 percent, during the three and nine months ended August 31, 2014, respectively, as compared to the same periods of the prior year. The increases are primarily due to increases in television broadcast rights fees for the NASCAR Sprint Cup, Nationwide and Camping World Truck series events held during the period as standard NASCAR sanctioning agreements require a specific percentage of television broadcast rights fees to be paid to competitors.

Motorsports related expenses increased approximately $3.4 million, or 11.3 percent, and $4.4 million, or 5.0 percent, during the three and nine months ended August 31, 2014, respectively, as compared to the same periods of the prior year. The increases for the three and nine month periods are primarily attributable to the timing of the aforementioned Indy Car series event held at Auto Club Speedway of approximately $2.1 million, as well as Sprint Cup and IMSA events held at Watkins Glen of approximately $0.6 million, inclement weather affecting the Sprint Cup event at Daytona of approximately $0.2 million, and other purchased services of approximately $0.5 million. Also contributing to the nine month increase were incremental costs driven by inclement weather for several events and strategic spending to improve the guest experience with large screen video boards at Talladega Superspeedway (“Talladega”). Motorsports related expenses as a percentage of combined admissions and motorsports related revenue increased slightly to approximately 31.1 percent and 23.7 percent for the three and nine months ended August 31, 2014, as compared to approximately 28.8 percent and 22.9 percent for the same periods in the prior year. This increase is primarily due to the aforementioned timing of the IndyCar series event held at Auto Club Speedway.
Food, beverage and merchandise expense increased approximately $7.6 million, or 109.4 percent and $18.4 million, or 77.4 percent, during the three and nine months ended August 31, 2014, respectively, as compared to the same periods of the prior year. The increases in the three and nine month periods are predominately attributable to the aforementioned consolidation of MA, of approximately $6.0 million and $15.5 million, respectively. Also contributing to the increases in the three and nine month periods was concession sales of approximately $1.0 million related to the aforementioned non-motorsports event held in the third quarter of fiscal 2014, for which there was no comparable event in fiscal 2013. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue increased to approximately 83.2 percent for the three months ended August 31, 2014 and 78.8 percent for the nine months ended August 31, 2014, respectively, compared to approximately 78.4 percent and 74.7 percent for the same respective periods in the prior year. The decrease in margin for the three and nine month periods are primarily a result of the aforementioned consolidation of MA and the aforementioned non-motorsports event . Excluding MA and the non-motorsports event, food, beverage and merchandise expense as a percentage of food, beverage and merchandise sales is comparable to the same periods in 2013. Also contributing to the nine month decrease in margin is the ratio of fixed costs versus variable costs due to the rain delayed Daytona 500 in fiscal 2014.
General and administrative expenses increased approximately $0.7 million, or 2.7 percent, and $0.3 million, or 0.4 percent, during the three and nine months ended August 31, 2014, respectively, as compared to the same periods of the prior year. The increase in the three month period is predominately due to certain administrative costs and certain ancillary facility operations, totaling approximately $1.0 million, and approximately $0.6 million in additional expenses related to MA. Partially offsetting the increase was certain ongoing carrying costs related to our Staten Island property, of approximately $0.9 million, that occurred in fiscal 2013, for which there were no comparable costs in the same period of fiscal 2014. The slight increase in the nine month period is primarily attributable to certain administrative costs, totaling approximately $5.3 million, of which $1.5 million was related to MA. Offsetting the increase was a net decrease to our general liability reserve of approximately $1.7 million, due to certain claims not reaching their full exposure, as was estimated, prior to being resolved. Also contributing to the decrease were items that occurred in fiscal 2013, for which there were no comparable costs in the same period of fiscal 2014, such as certain ongoing carrying costs related to our Staten Island property, of approximately $2.8 million, and our recognition of a charge relating to a legal judgment of litigation involving certain ancillary facility operations, of approximately $0.5 million. General and administrative expenses as a percentage of total revenues decreased to approximately 21.7 percent and 17.7 percent for the three and nine months ended August 31, 2014, respectively, as compared to 23.5 percent and 18.8 percent for the same respective periods in the prior year. The margin improvement for the three and nine months ended August 31, 2014 was predominately due to the aforementioned adjustments in our general liability insurance reserves in the 2014 period as well as carrying costs related to our Staten Island property and recognition of a charge relating to a legal judgment of litigation involving certain ancillary facility operations in fiscal 2013.
Depreciation and amortization expense decreased approximately $4.7 million, or 17.4 percent, and increased $1.3 million, or 2.0 percent, during the three and nine months ended August 31, 2014, respectively, as compared to the same respective periods of the prior year. The decrease in the three month period ending August 31, 2014 is primarily attributable to the service lives of certain assets associated with DAYTONA Rising and grandstand seating at Talladega and Richmond International Raceway ("Richmond") whose lives were reduced in the fiscal 2013 period and became fully depreciated in the the same period of fiscal 2014. The increase in the nine month period ending August 31, 2014 was primarily attributable to the continued shortening of the service lives of certain assets associated with DAYTONA Rising, partially offset by the shortening of service lives of certain assets associated with the grandstand seating at Talladega and Richmond in the same period of fiscal 2013.
Losses on retirements of long-lived assets of approximately $7.3 million, for the nine months ended August 31, 2014, is primarily attributable to demolition costs in connection with DAYTONA Rising and capacity management initiatives. The losses on retirements of long-lived assets of approximately $10.4 million, for the nine months ended August 31, 2013, is primarily attributable to the removal of certain assets not fully depreciated in connection with DAYTONA Rising and grandstand seating at Talladega, as well as guest enhancements at our other facilities.
Interest income during the three and nine months ended August 31, 2014 was comparable to the same periods of the prior year.

Interest expense during the three and nine months ended August 31, 2014 decreased approximately $1.8 million, or 47.9 percent, and $3.8 million, or 32.8 percent, during the three and nine months ended August 31, 2014, respectively, as compared to the same periods of the prior year. The decrease was predominately due to higher capitalized interest associated with DAYTONA Rising.
Equity in net income from equity investments represents our 50.0 percent equity investment in Hollywood Casino at Kansas Speedway during the three and nine months ended August 31, 2014 and 2013, respectively (see “Equity and Other Investments”).
Our effective income tax (benefit) rate was approximately (106.1 percent) and 28.3 percent for the three and nine months ended August 31, 2014, respectively, as compared to (42.9 percent) and 37.4 percent for the same respective periods of the prior year (see “Income Taxes”).
As a result of the foregoing, net income for the three and nine month periods ending August 31, 2014, as compared to the same periods in prior year, reflected an increase of approximately $8.1 million, or $0.17 per diluted share, and an increase of approximately $13.5 million, or $0.29 per diluted share, respectively.
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

	November 30, 2013	August 31, 2014
	(Unaudited)
Cash and cash equivalents	$172,827	$171,891
Working capital	153,780	91,980
Total debt	274,487	274,003
At August 31, 2014, our working capital was primarily supported by our cash and cash equivalents totaling approximately $171.9 million, a decrease of approximately $0.9 million from November 30, 2013. The decrease in working capital is primarily a result of an approximate $42.2 million increase in deferred income as a result of the seasonality of our operations, as well as an approximate $16.6 million increase in account payable predominately due to the increased activity in DAYTONA Rising. (see "Capital Expenditures"). Significant cash flow items during the nine months ended August 31, 2013 and 2014, respectively, are as follows (in thousands):

	August 31, 2013	August 31, 2014
	(Unaudited)
Net cash provided by operating activities (1)	$131,832	$125,934
Capital expenditures (2)	(46,880)	(132,486)
Distribution from equity investee and affiliate (3)	13,500	15,500
Proceeds from sale of Staten Island property (4)	5,322	6,100
Net payments related to long-term debt	(505)	(533)
Dividends paid and reacquisition of previously issued common stock	10,488	11,504
(1) Contributing to the decline in net cash provided by operating activities were increased cash payments of income taxes during the nine months ended August 31, 2014, as compared to the same period in the prior year (see "Income Taxes")
(2) Increase in capital expenditures is predominately due to DAYTONA Rising (see "Capital Expenditures")
(3) Distributions from equity investee and affiliates, for the nine months ended August 31, 2014, totaling $15.5 million, consists of approximately $7.6 million received as a distribution from its profits, and is included in net cash provided by operating activities on our statement of cash flows, and the remaining approximate $7.9 million received, was recognized as a return of capital from investing activities on our statement of cash flows
(4) See "Note 4. Equity and Other Investments - Staten Island Property"

Our liquidity is primarily generated from our ongoing motorsports operations, and we expect our strong operating cash flow to continue in the future. In addition, as of August 31, 2014, we have approximately $296.0 million available to draw upon under our 2012 Credit Facility, if needed. See “Future Liquidity” for additional disclosures relating certain risks that may affect our near term operating results and liquidity.
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
In June 2013, ISC's board of directors endorsed a capital allocation plan for fiscal 2013 through fiscal 2017 to not exceed $600.0 million in capital expenditures over that period. The five-year capital expenditure plan encompasses all the capital expenditures for ISC's 13 major motorsports facilities, including DAYTONA Rising, as well as any commitments to undertake ONE DAYTONA. Of the endorsed five-year capital expenditure plan, DAYTONA Rising will account for between $375.0 million to $400.0 million of the $600.0 million.
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
For the nine months ended August 31, 2014, we spent approximately $132.5 million on capital expenditures for projects at our existing facilities, of which $122.4 million is related to DAYTONA Rising, with the remainder associated with a variety of other improvements and renovations. In comparison, we spent approximately $46.9 million for the nine months ended August 31, 2013, on capital expenditures for projects at our existing facilities.
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

•
the previously discussed five-year capital expenditures plan at our existing facilities, which includes DAYTONA Rising, ONE DAYTONA, as well as any future fan and competitor safety, critical maintenance and regulatory compliance spending;

•	payments required in connection with the funding of the Unified Government's debt service requirements related to the TIF bonds;

•	payments related to our existing debt service commitments;

•	contributions in connection with any future expansion of the Hollywood Casino at Kansas Speedway; and

•	our annual dividend payment and share repurchases under our Stock Purchase Plan.
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
DAYTONA Rising: Reimagining an American Icon
DAYTONA Rising is the redevelopment of the frontstretch at Daytona, ISC's 55-year-old flagship motorsports facility, to enhance the event experience for our fans, marketing partners, broadcasters and the motorsports industry.
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
Every seat in Daytona's frontstretch will be replaced with wider, more comfortable seating that will provide pristine sight-lines. There will also be more restrooms and concession stands per customer throughout the facility. For Budweiser Speedweeks 2015, we expect to preview some of the new amenities for DAYTONA Rising such as vertical transportation, concessions and restrooms, as well as approximately 40,000 new grandstand seats on the frontstretch near Turn 1.
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
We currently anticipate DAYTONA Rising to cost between $375.0 million to $400.0 million, excluding capitalized interest, which we expect to fund from cash on hand, cash from our operations, and we may use borrowings on our credit facility for a limited period of time. In June 2014, House Bill 7095 was signed in Florida creating the Florida Sports Development Program, establishing a process for distributing state tax revenue for the construction or improvement of professional sports franchise facilities. The DAYTONA Rising project is among the eligible applicants to receive sales tax incentives based on the project’s capital investment and amount of sales tax generated by the facility. The Company recently filed its application with the Department of Economic Opportunity. The new bill could potentially provide additional capital for the project.
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
Total spending incurred for DAYTONA Rising was approximately $122.4 million, during the nine months ended August 31, 2014. Based on our current expectations of DAYTONA Rising, we have identified existing assets that are expected to be impacted by the redevelopment and that those assets will require accelerated depreciation, or losses on asset retirements, totaling approximately $50.0 million over the approximate 26-month project time span. During the nine months ended August 31, 2014, we recognized accelerated depreciation and losses on disposal of assets totaling approximately $12.7 million, with a total of approximately $24.9 million recognized since the inception of the project. In addition, our depreciation expense, related directly to DAYTONA Rising, will increase incrementally by approximately $12.0 million to $14.0 million in fiscal 2015, and $9.0 million to $10.0 million in fiscal 2016, respectively. The incremental increase in depreciation expense for fiscal 2015 is based on the anticipation of opening approximately forty percent of the new stadium by Budweiser Speedweeks 2015. Total depreciation expense for fiscal 2015 is estimated to be between approximately $90.0 million and $95.0 million, and approximately $100.0 million to $105.0 million annually, in fiscal 2016, and then decreasing, due to lower capital spending, to approximately $85.0 million to $90.0 million beginning in fiscal 2019.
ONE DAYTONA
We entered into a 50/50 joint venture with Atlanta-based Jacoby Development, Inc. to develop a mixed-use entertainment destination, named ONE DAYTONA, located adjacent to our 188,000 square foot office building, the International Motorsports Center, on 189 acres we own located directly across from our Daytona motorsports entertainment facility.
We announced that the ONE DAYTONA joint venture has selected Shaner Hotels and Prime Hospitality Group ("PHG") as its hotel partners. Shaner Hotels and PHG are planning a 145-room full-service boutique property and are working with global hospitality leader Marriott International to bring an exclusive Marriott Autograph Collection hotel to Daytona Beach and ONE DAYTONA.
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
For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our annual report on Form 10-K for the year ended November 30, 2013. During the nine months ended August 31, 2014, there have been no material changes in our market risk exposures.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2014. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of August 31, 2014.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our third quarter of fiscal 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in thousands)
June 1, 2014— June 30, 2014
Repurchase program (1)	—	—	—	$61,740
July 1, 2014 — July 31, 2014
Repurchase program (1)	—	—	—	$61,740
August 1, 2014 — August 31, 2014
Repurchase program (1)	—	—	—	$61,740
	—		—

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

Since inception of the Plan through August 31, 2014, we have purchased 7,063,962 shares of our Class A common shares, for a total of approximately $268.3 million. We did not purchase any shares of our Class A common shares during the three month period ended August 31, 2014. Transactions occur in open market purchases and pursuant to a trading plan under Rule 10b5-1. At August 31, 2014, we had approximately $61.7 million remaining repurchase authority under the current Stock Purchase Plan.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)

Date:	October 7, 2014	/s/ Daniel W. Houser
Daniel W. Houser, Senior Vice President,
Chief Financial Officer, Treasurer