Form 10-K
period 2014-11-30
INTERNATIONAL SPEEDWAY CORP
filed 2015-01-27
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
________________________________
(Mark One)
☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended November 30, 2014
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
YES  ☐    NO  ☒
The aggregate market value of the voting stock held by nonaffiliates of the registrant as of May 31, 2014 was $869,495,739.00 based upon the last reported sale price of the Class A Common Stock on the NASDAQ National Market System on Thursday, May 31, 2014 and the assumption that all directors and executive officers of the Company, and their families, are affiliates.
At December 31, 2014, there were outstanding: No shares of Common Stock, $.10 par value per share, 26,617,267 shares of Class A Common Stock, $.01 par value per share, and 19,966,996 shares of Class B Common Stock, $.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE. The information required by Part III is to be incorporated by reference from the definitive information statement which involves the election of directors at our April 2015 Annual Meeting of Shareholders and which is to be filed with the Commission not later than 120 days after November 30, 2014.
EXCEPT AS EXPRESSLY INDICATED OR UNLESS THE CONTEXT OTHERWISE REQUIRES, “ISC,” “WE,” “OUR,” “COMPANY,” “US,” OR “INTERNATIONAL SPEEDWAY” MEAN INTERNATIONAL SPEEDWAY CORPORATION, A FLORIDA CORPORATION, AND ITS SUBSIDIARIES.

INTERNATIONAL SPEEDWAY CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2014

PART I
ITEM 1. BUSINESS
GENERAL
We are a leading owner of major motorsports entertainment facilities and promoter of motorsports themed entertainment activities in the United States. Our motorsports themed event operations consist principally of racing events at our major motorsports entertainment facilities. We currently own and/or operate 13 of the nation’s major motorsports entertainment facilities:

•	Daytona International Speedway® ("Daytona") in Florida;

•	Talladega Superspeedway® ("Talladega") in Alabama;

•	Kansas Speedway® ("Kansas") in Kansas;

•	Richmond International Raceway® ("Richmond") in Virginia;

•	Michigan International Speedway® ("Michigan") in Michigan;

•	Auto Club Speedway of Southern CaliforniaSM ("Auto Club Speedway") in California;

•	Darlington Raceway® ("Darlington") in South Carolina;

•	Chicagoland Speedway® ("Chicagoland") in Illinois;

•	Martinsville Speedway® ("Martinsville") in Virginia;

•	Phoenix International Raceway® ("Phoenix") in Arizona;

•	Homestead-Miami SpeedwaySM ("Homestead") in Florida;

•	Watkins Glen International® ("Watkins Glen") in New York; and

•	Route 66 RacewaySM ("Route 66") in Illinois.
In 2014, these motorsports entertainment facilities promoted well over 100 stock car, open wheel, sports car, truck, motorcycle and other racing events, including:

•	21 National Association for Stock Car Auto Racing (“NASCAR”) Sprint Cup Series events;

•	15 NASCAR Xfinity Series events;

•	9 NASCAR Camping World Truck Series events;

•	3 International Motor Sports Association (“IMSA”) Tudor United SportsCar Championship Series events including the premier sports car endurance event in the United States, the Rolex 24 at Daytona;

•	One National Hot Rod Association (“NHRA”) Mellow Yellow drag racing series event;

•	One IndyCar ("IndyCar") Series event; and

•	A number of other prestigious stock car, sports car, open wheel and motorcycle events.
Our business consists principally of promoting racing events at these major motorsports entertainment facilities, which, in total, currently have approximately 831,500 grandstand seats and 527 suites. We earn revenues and generate substantial cash flows primarily from admissions, television media rights fees, promotion and sponsorship fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating), advertising revenues, royalties from licenses of our trademarks, parking and camping, and track rentals. We own Americrown Service Corporation (“Americrown”), which provides catering, concessions and services at certain of our motorsports entertainment facilities and Motorsports Authentics ("MA") which sells officially licensed NASCAR and race team merchandise at our motorsports entertainment facilities as well as certain facilities we do not own. We also own and operate the Motor Racing Network, Inc. ("MRN") radio network, also doing business under the name “MRN Radio”, the nation’s largest independent motorsports radio network in terms of event programming. We also have an equity investment in a Hollywood Casino at Kansas Speedway that has generated substantial equity earnings and cash distributions to us since its opening in fiscal year 2012.
At the beginning of fiscal 2015, the NASCAR Nationwide Series became the NASCAR Xfinity Series. Throughout this document, the naming convention for this series is consistent with the current branding.
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

OPERATIONS
The general nature of our business is a motorsports themed amusement enterprise, furnishing amusement to the public in the form of motorsports themed entertainment. Our motorsports themed event operations consist principally of racing events at our major motorsports entertainment facilities, which include providing catering, and food and beverage concessions at our motorsports entertainment facilities that host NASCAR Sprint Cup Series events except for catering, and food and beverage concessions at Chicagoland and Route 66 . Our other operations include MRN; our 50.0 percent equity investment in the joint venture Kansas Entertainment, LLC ("Kansas Entertainment"), which operates the Hollywood Casino at Kansas Speedway; and certain other activities including souvenir merchandising operations. We derived approximately 86.3 percent of our 2014 revenues from NASCAR-sanctioned racing events at our wholly owned motorsports entertainment facilities. In addition to events sanctioned by NASCAR, in fiscal 2014, we promoted other stock car, sports car, open wheel, motorcycle and go-kart racing events.
Food, Beverage and Merchandise Operations
We conduct, either through operations of the particular facility or through our wholly owned subsidiary, Americrown, souvenir merchandising operations, food and beverage concession operations and catering services, both in suites and chalets, for customers at each of our motorsports entertainment facilities with the exception of food and beverage concessions and catering services at Chicagoland and Route 66. We also sell officially licensed NASCAR and race team merchandise at our motorsports entertainment facilities as well as certain facilities we do not own, through our wholly owned subsidiary, MA. In January 2015, the Company entered into a 10-year agreement with Fanatics Retail Group Concessions, Inc ("Fanatics") for Fanatics to have exclusive retail merchandise rights for its track trademarks and certain other intellectual property at all ISC tracks (see Merchandising Operations in Future Trends In Operating Results of MANAGEMENT'S DISCUSSION AND ANALYSIS).
Motor Racing Network, Inc.
Our wholly owned subsidiary, MRN, also does business under the name “MRN Radio”. While not a radio station, MRN creates motorsports-related programming content carried on radio stations around the country, as well as a national satellite radio service, Sirius XM Radio. MRN produces and syndicates to radio stations live coverage of the NASCAR Sprint Cup, Xfinity and Camping World Truck series races and certain other races conducted at our motorsports entertainment facilities, as well as some races conducted at motorsports entertainment facilities we do not own. Sirius XM Radio also compensates MRN for the contemporaneous re-airing of race broadcasts and certain other production services. MRN produces and provides unique content to its website, http://www.motorracingnetwork.com/, and derives revenue from the sale of advertising on such website. Each motorsports entertainment facility has the ability to separately contract for the rights to radio broadcasts of NASCAR and certain other events held at its location. In addition, MRN provides production services for Sprint Vision, the trackside large screen video display units, at NASCAR Sprint Cup Series event weekends that take place at our motorsports facilities, as well as at Dover International Speedway and Pocono Raceway. MRN also produces and syndicates daily and weekly NASCAR racing-themed programs. MRN derives revenue from the sale of national advertising contained in its syndicated programming, the sale of advertising and audio and video production services for Sprint Vision, as well as from rights fees paid by radio stations that broadcast the programming.
EQUITY INVESTMENT
Hollywood Casino at Kansas Speedway
We have a 50/50 partnership with Penn Hollywood Kansas Inc. (“Penn”), a subsidiary of Penn National Gaming Inc., which operates a Hollywood-themed and branded destination entertainment facility, overlooking turn two at Kansas. Penn is the managing member of Kansas Entertainment and is responsible for the operation of the casino.
Other Activities
From time to time, we use our motorsports entertainment facilities for testing for teams, driving schools, riding experiences, car shows, auto fairs, concerts and settings for television commercials, print advertisements and motion pictures. We also rent “show cars” for promotional events.
Competition
We are among the largest owners of major motorsports themed entertainment facilities based on revenues, number of facilities owned and/or operated, number of motorsports themed events promoted and market capitalization. Racing events compete with other professional sports such as football, basketball, hockey and baseball, as well as other recreational events and activities. Our events also compete with other racing events sanctioned by various racing bodies such as NASCAR, the American Sportbike Racing Association — Championship Cup Series, United States Auto Club (“USAC”), Sports Car Club of America (“SCCA”), IMSA, IndyCar Series, Automobile Racing Club of America (“ARCA”) and others, many of which are often held on the same dates at separate motorsports entertainment facilities. We believe that the type and caliber of promoted racing events, facility location, sight lines, pricing, variety of motorsports themed amusement options and level of customer conveniences and amenities are the principal factors that distinguish competing motorsports entertainment facilities.
Employees
As of November 30, 2014 we had over 845 full-time employees. We also engage a significant number of temporary personnel to assist during periods of peak attendance at our events, some of whom are volunteers. None of our employees are represented by a labor union. We believe that we enjoy a good relationship with our employees.
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
Adverse changes in our relationships with NASCAR and other motorsports sanctioning bodies, or their present sanctioning practices, could limit our future success
Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction the races we promote at our facilities, particularly NASCAR. NASCAR-sanctioned races conducted at our wholly owned motorsports entertainment facilities accounted for approximately 86.3 percent of our total revenues in fiscal 2014. Each NASCAR sanctioning agreement (and the accompanying media rights fees revenue) is awarded on an annual basis and NASCAR is not required to continue to enter into, renew or extend sanctioning agreements with us to conduct any event. Any adverse change in the present sanctioning practices, or the present economic model, could adversely impact our operations and revenue. Moreover, although our general growth strategy includes the possible development and/or acquisition of additional motorsports entertainment facilities, we have no assurance that any sanctioning body, including NASCAR, will enter into sanctioning agreements with us to conduct races at any newly developed or acquired motorsports entertainment facilities. Failure to obtain a sanctioning agreement for a major NASCAR event could negatively affect us. Similarly, although NASCAR has in the past approved our requests for realignment of sanctioned events, NASCAR is not obligated to modify its race schedules to allow us to schedule our races more efficiently or profitably.
Changes to media rights revenues could adversely affect us

Domestic broadcast and ancillary media rights fees revenues derived from NASCAR's three national touring series -- the NASCAR Sprint Cup Series, Xfinity Series, and Camping World Truck Series -- are an important component of our revenue and earnings stream and any adverse changes to such rights fees revenues could adversely impact our results.
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
If a canceled event is part of the NASCAR Sprint Cup, Xfinity or Camping World Truck series, in the year of cancellation we could experience a reduction in the amount of money we expect to receive from television revenues for all of our NASCAR-sanctioned events in the series that experienced the cancellation. This would occur if, as a result of the cancellation, and without regard to whether the canceled event was scheduled for one of our facilities, NASCAR experienced a reduction in television revenues greater than the amount scheduled to be paid to the promoter of the canceled event.
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
Our success depends on the availability and performance of key personnel
Our continued success depends upon the availability and performance of our senior management team, which possesses unique and extensive industry knowledge and experience. Our inability to retain and attract key employees in the future, could have a negative effect on our operations and business plans.
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
Future impairment or loss on disposal of goodwill and other intangible assets or long-lived assets by us or our equity investments and joint ventures could adversely affect our financial results
Our consolidated balance sheets include significant amounts of goodwill and other intangible assets and long-lived assets which could be subject to impairment or loss on retirement. During the fiscal years ended November 30, 2012, 2013 and 2014 we recorded before-tax charges as losses on retirements of long-lived assets primarily attributable to the removal of certain other long-lived assets located at our motorsports facilities totaling approximately $11.1 million, $16.6 million and $10.1 million, respectively.
As of November 30, 2014, goodwill and other intangible assets and property and equipment accounts for approximately $1.7 billion, or 80.8 percent of our total assets. We account for our goodwill and other intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles — Goodwill and Other”, and for our long-lived assets in accordance with ASC 360, “Property, Plant and Equipment.” Both ASC 350 and 360 require testing goodwill and other intangible assets and long-lived assets for impairment based on assumptions regarding our future business outlook. While we continue to review and analyze many factors that can impact our business prospects in the future, our analyses are subjective and are based on conditions existing at and trends leading up to the time the assumptions are made. Actual results could differ materially from these assumptions. Our judgments with regard to our future business prospects could impact whether or not an impairment is deemed to have occurred, as well as the timing of the recognition of such an impairment charge. If future testing for impairment of goodwill and other intangible assets or long-lived assets results in a reduction in their carrying value, we will be required to take the amount of the reduction in such goodwill and other intangible assets or long-lived assets as a non-cash charge against operating income, which would also reduce shareholders’ equity.
In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments we exert significant influence on the investee but do not have effective control over the investee. These equity investments add an additional element of risk where they may not advance our business strategy or that we do not realize a satisfactory return on our investment. It may take longer than expected to realize the full benefits from these equity investments, or the benefits may ultimately be smaller than anticipated or may not be realized. These events could harm our operating results or financial condition. Our equity investments total approximately $122.6 million at November 30, 2014.

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
In addition, sanctioning bodies could impose more stringent rules and regulations for safety, security and operational activities. Such regulations include, for example, the improvements and additions of retaining walls at our facilities, which have increased our capital expenditures, and increased security procedures, which have increased our operational expenses.
We operate in a highly competitive environment
As an entertainment company, our racing events face competition from other spectator-oriented sporting events and other leisure, entertainment and recreational activities, including professional football, basketball, hockey and baseball. As a result, our revenues are affected by the general popularity of motorsports, the availability of alternative forms of recreation and changing consumer preferences and habits, including how consumers consume entertainment. Our racing events also compete with other racing events sanctioned by various racing bodies such as NASCAR, USAC, NHRA, SCCA, IMSA, ARCA and others. Many sports and entertainment businesses have resources that exceed ours.
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
If we do not maintain the security of customer-related information, we could damage our reputation with customers, incur substantial additional costs and become subject to litigation
In the ordinary course of our business, we collect and store certain personal information including but not limited to name, address and payment account information from individuals, such as our customers, employees and business partners.  We also process customer payment card transactions. In addition, our online operations depend upon the secure transmission of confidential, personal and payment account information over public networks, including information permitting cashless payments. We limit the amount of payment information by using “tokens” which is an industry best practice that does not require the credit card number to be stored.  Significant resources are dedicated both internally and with external experts to help us manage information security, network security, data encryption, and other security practices to protect our systems and data, but these security measures cannot provide absolute security.  As with all companies, these security measures are subject to third-party security breaches, employee error or malfeasance, or other unanticipated situations. Such a compromise of our security systems that results in personal or payment network information being obtained by unauthorized persons could adversely affect our reputation with our customers, the credit card brands (such as VISA, MasterCard and American Express) and others.  Such a compromise could also adversely affect our operations, results of operations, financial condition and liquidity, and could result in litigation against us, the imposition of penalties, restrictions or other requirements by regulatory bodies or the credit card brands. In addition, a security breach could require that we expend significant additional resources related to our information security systems and could result in a disruption of our operations, particularly our sales operations. While we maintain insurance against this risk, not all losses would be covered by such insurance.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
Motorsports Entertainment Facilities
The following table sets forth current information relating to each of our motorsports entertainment facilities as of November 30, 2014:

		2014 YEAR END CAPACITY		NASCAR SPRINT CUP EVENTS	OTHER MAJOR EVENTS(1)		MARKETS SERVED	MEDIA MARKET RANK
TRACK NAME	LOCATION	SEATS	SUITES
Daytona International Speedway	Daytona Beach, Florida	147,000	103	4	6		Orlando/Central Florida	18
Talladega Superspeedway	Talladega, Alabama	78,000	30	2	3		Atlanta/ Birmingham	9/43
Kansas Speedway	Kansas City, Kansas	74,000	56	2	3		Kansas City	31
Richmond International Raceway	Richmond, Virginia	71,000	40	2	2		Washington D.C.	8
Michigan International Speedway	Brooklyn, Michigan	71,000	46	2	3		Detroit	12
Auto Club Speedway of Southern California	Fontana, California	68,000	80	1	2		Los Angeles	2
Darlington Raceway	Darlington, South Carolina	58,000	13	1	2		Columbia	77
Chicagoland Speedway	Joliet, Illinois	55,500	24	1	4		Chicago	3
Martinsville Speedway	Martinsville, Virginia	55,000	20	2	2		Greensboro/High Point	46
Phoenix International Raceway	Phoenix, Arizona	51,000	45	2	3		Phoenix	11
Homestead-Miami Speedway	Homestead, Florida	46,000	66	1	5		Miami	16
Watkins Glen International	Watkins Glen, New York	33,000	4	1	3		Buffalo/Rochester	52/78
Route 66 Raceway	Joliet, Illinois	24,000	n/a	—	1	(2)	Chicago	3

(1)	Other major events include NASCAR Xfinity and Camping World Truck series; ARCA; IMSA; IndyCar; and, AMA Pro Racing.

(2)	Route 66's other major event includes an NHRA Mellow Yellow Drag Racing Series event,
DAYTONA INTERNATIONAL SPEEDWAY. Daytona is a 2.5 mile high-banked, lighted, asphalt, tri-oval superspeedway that also includes a 3.6-mile road course. We lease the land on which Daytona International Speedway is located from the City of Daytona Beach. The lease on the property expires in 2054, including renewal options. The facility is situated on 440 acres and is located in Daytona Beach, Florida.

TALLADEGA SUPERSPEEDWAY. Talladega is a 2.7 mile high-banked, asphalt, tri-oval superspeedway with a 1.3-mile infield road course. The facility is situated on 1,435 acres and is located about 100 miles from Atlanta, Georgia and approximately 50 miles from Birmingham, Alabama.
KANSAS SPEEDWAY. Kansas is a 1.5 mile variable-degree banked, asphalt, tri-oval superspeedway with a 0.9-mile infield road course. The facility is situated on 1,000 acres and is located in Kansas City, Kansas. Overlooking turn two of Kansas is a Hollywood-themed and branded destination entertainment facility (see Equity Investments).
RICHMOND INTERNATIONAL RACEWAY. Richmond is a 0.8 mile moderately-banked, lighted, asphalt, oval, intermediate speedway. The facility is situated on 635 acres and is located approximately 10 miles from downtown Richmond, Virginia.
MICHIGAN INTERNATIONAL SPEEDWAY. Michigan is a 2.0 mile moderately-banked, asphalt, tri-oval superspeedway. The facility is situated on 1,180 acres and is located in Brooklyn, Michigan, approximately 70 miles southwest of Detroit.
AUTO CLUB SPEEDWAY OF SOUTHERN CALIFORNIA. Auto Club Speedway is a 2.0 mile moderately-banked, lighted, asphalt, tri-oval superspeedway. The facility is situated on 566 acres and is located approximately 40 miles east of Los Angeles in Fontana, California. The facility also includes a quarter mile drag strip and a 2.8-mile road course.
DARLINGTON RACEWAY. Darlington is a 1.3 mile high-banked, lighted, asphalt, egg-shaped superspeedway. The facility is situated on 230 acres and is located in Darlington, South Carolina.
CHICAGOLAND SPEEDWAY. Chicagoland is a 1.5 mile moderately-banked, lighted, asphalt, tri-oval superspeedway. The facility is situated on 930 acres and is located in Joliet, Illinois, approximately 35 miles from Chicago, Illinois.
MARTINSVILLE SPEEDWAY. Martinsville is a 0.5 mile moderately-banked, asphalt and concrete, oval speedway. The facility is situated on 250 acres and is located in Martinsville, Virginia, approximately 50 miles north of Winston-Salem, North Carolina.
PHOENIX INTERNATIONAL RACEWAY. Phoenix is a 1.0 mile low-banked, lighted, asphalt, oval superspeedway. The facility is situated on 598 acres that also includes a 1.5-mile road course located near Phoenix, Arizona.
HOMESTEAD-MIAMI SPEEDWAY. Homesteadis a 1.5 mile variable-degree banked, lighted, asphalt, oval superspeedway. The facility is situated on 404 acres and is located in Homestead, Florida. Homestead is owned by the City of Homestead, however we operate Homestead under an agreement that expires in 2075, including renewal options.
WATKINS GLEN INTERNATIONAL. Watkins Glen includes 3.4-mile and 2.4-mile road course tracks. The facility is situated on 1,377 acres and is located near Watkins Glen, New York.
ROUTE 66 RACEWAY. Route 66 includes a quarter mile drag strip and dirt oval speedway. The facility, adjacent to Chicgoland, is situated on 240 acres and is located in Joliet, Illinois, approximately 35 miles from Chicago, Illinois.
OTHER FACILITIES: We own approximately 245 acres of real property near Daytona which is home to our corporate headquarters and other offices and facilities. In addition, we also own 410 acres near Daytona on which we conduct agricultural operations except during events when they are used for parking and other ancillary purposes. We lease real estate and office space in Talladega, Alabama and the property and premises at the Talladega Municipal Airport. We lease office space in Watkins Glen, New York, in Concord, North Carolina and in Avondale, Arizona.
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
ITEM 4. MINE SAFETEY DISCLOSURES
None
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
At November 30, 2014, we had two issued classes of capital stock: class A common stock, $.01 par value per share, and class B common stock, $.01 par value per share. The class A common stock is traded on the NASDAQ National Market System under the symbol “ISCA.” The class B common stock is traded on the Over-The-Counter Bulletin Board under the symbol “ISCB.OB” and, at the option of the holder, is convertible to class A common stock at any time. As of November 30, 2014, there were approximately 2,006 record holders of class A common stock and approximately 336 record holders of class B common stock.
The reported high and low sales prices or high and low bid information, as applicable, for each quarter indicated are as follows:

		ISCA		ISCB.OB(1)
		High	Low	High	Low
Fiscal	2013
	First Quarter	$31.09	$25.96	$31.00	$25.70
	Second Quarter	35.75	29.30	35.00	29.70
	Third Quarter	35.77	30.61	34.75	31.30
	Fourth Quarter	34.99	30.14	37.59	30.34
Fiscal	2014
	First Quarter	$38.01	$30.02	$37.40	$32.35
	Second Quarter	34.96	29.90	34.00	29.72
	Third Quarter	35.32	29.67	34.67	29.00
	Fourth Quarter	33.98	28.09	33.50	31.00

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

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or Programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in thousands)
December 1, 2013 — August 31, 2014
Repurchase program(1)	—	$—	—	$61,741
Employee transactions(2)	10,015	32.34	—
September 1, 2014 — September 30, 2014
Repurchase program(1)	—	—	—	61,741
October 1, 2014 — October 31, 2014
Repurchase program(1)	—	—	—	61,741
November 1, 2014 — November 30, 2014
Repurchase program(1)	—	—	—	61,741
	10,015		—

(1)
Since inception of the Stock Purchase Plan through November 30, 2014, we have purchased 7,063,962 shares of our Class A common shares, for a total of approximately $268.3 million. Included in these totals are the purchases of 405,538 shares of the Company’s Class A common shares at an average cost of approximately $25.40 per share (including commissions), for a total of approximately $10.3 million , during the fiscal year ended November 30, 2012. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. There were no purchases, under the Stock Purchase Plan, of the Company's Class A common shares during fiscal 2013 and 2014. At November 30, 2014, we have approximately $61.7 million remaining repurchase authority under the current Stock Purchase Plan.

(2)	Represents shares of our common stock delivered to us in satisfaction of the minimum statutory tax withholding obligation of holders of restricted shares that vested during the period.

Dividends
Annual dividends were declared in the quarter ended in May and paid in June in the fiscal years reported below on all common stock that was issued at the time (amount per share):

Fiscal Year:	Annual Dividend
2010	$0.16
2011	0.18
2012	0.20
2013	0.22
2014	0.24
Securities Authorized For Issuance Under Equity Compensation Plans
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	163,048	$39.82	477,084
Equity compensation plans not approved by security holders	—	—	—
Total	163,048	39.82	477,084
ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected financial data as of and for each of the last five fiscal years in the period ended November 30, 2014. The income statement data for the three fiscal years in the period ended November 30, 2014, and the balance sheet data as of November 30, 2013 and November 30, 2014, have been derived from our audited historical consolidated financial statements included elsewhere in this report. The balance sheet data as of November 30, 2012, and the income statement data and the balance sheet data as of and for the fiscal years ended November 30, 2011 and 2010, have been derived from our audited historical consolidated financial statements, which are available on our website. You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included elsewhere in this report.

	For the Year Ended November 30,
	2010	2011	2012	2013	2014
	(in thousands, except share and per share data)
Income Statement Data:
Revenues:
Admissions, net	$160,476	$144,433	$136,099	$129,824	$129,688
Motorsports related	420,910	425,655	416,699	425,530	433,738
Food, beverage and merchandise (1)	52,527	47,863	45,985	44,046	72,880
Other	11,444	11,734	13,584	13,240	15,630
Total revenues	645,357	629,685	612,367	612,640	651,936
Expenses:
Direct:
Prize and point fund monies and NASCAR sanction fees	157,571	154,562	154,673	159,349	162,988
Motorsports related	142,603	124,861	125,072	125,928	128,229
Food, beverage and merchandise (1)	36,949	36,744	35,642	33,150	58,265
General and administrative	102,733	98,795	102,958	104,925	108,563
Depreciation and amortization (2)	74,465	76,871	77,870	93,989	90,352
Impairments / losses on retirements of long-lived assets (3)	8,859	4,687	11,143	16,607	10,148
Total expenses	523,180	496,520	507,358	533,948	558,545
Operating income	122,177	133,165	105,009	78,692	93,391
Interest income (4)	170	139	102	96	2,107
Interest expense (5)	(15,216)	(14,710)	(13,501)	(15,221)	(9,182)
Interest rate swap expense (6)	(23,878)	—	—	—	—
Loss on early redemption of debt (7)	(6,535)	—	(9,144)	—	—
Other (8)	—	—	1,008	75	5,380
Equity in net (loss) income from equity investments (9)	(1,904)	(4,177)	2,757	9,434	8,916
Income from continuing operations before income taxes	74,814	114,417	86,231	73,076	100,612
Income taxes (10)	20,236	44,993	31,653	27,784	33,233
Income from continuing operations	54,578	69,424	54,578	45,292	67,379
Loss from discontinued operations	(47)	—	—	—	—
Net income	$54,531	$69,424	$54,578	$45,292	$67,379
Basic and diluted earnings per share:
Income from continuing operations	$1.13	$1.46	$1.18	$0.97	$1.45
Loss from discontinued operations	0.00	—	—	—	—
Net income	$1.13	$1.46	$1.18	$0.97	$1.45
Dividends per share	$0.16	$0.18	$0.20	$0.22	$0.24
Weighted average shares outstanding:
Basic	48,242,555	47,602,574	46,386,355	46,470,647	46,559,232
Diluted	48,242,555	47,611,179	46,396,631	46,486,561	46,573,038
Balance Sheet Data (at end of period):
Cash and cash equivalents	$84,166	$110,078	$78,379	$172,827	$158,847
Working capital	58,267	75,759	50,868	153,780	110,783
Total assets	1,878,749	1,944,639	1,941,741	2,017,506	2,077,651
Long-term debt	303,074	313,888	274,419	271,680	268,311
Total debt	306,290	316,152	276,932	274,487	271,746
Total shareholders’ equity	1,187,177	1,212,466	1,248,810	1,287,155	1,346,432

(1)
Fiscal year 2014 includes consolidated operations of MA following Speedway Motorsports, Inc.'s ("SMI") abandonment of its interest and rights in SMISC, LLC on January 31, 2014. As a result, ISC recognized merchandise revenue and operating expenses totaling approximately $25.7 million and $24.7 million, respectively, for the 10-month period February 1, 2014 through November 30, 2014.

(2)
Fiscal year 2013 includes accelerated depreciation that was recorded due to the shortening the service lives of certain assets associated with DAYTONA Rising and capacity management initiatives totaling approximately $15.4 million. Fiscal year 2014 includes accelerated depreciation that was recorded due to the shortening the service lives of certain assets associated with DAYTONA Rising totaling approximately $11.1 million.

(3)
Fiscal 2010 impairment/losses on asset retirements is primarily attributable to the non-cash impairment of certain costs related to a previous Daytona development project and, to a much lesser extent, losses on the removal of certain other long-lived assets. Fiscal 2011 losses associated with the retirements of certain other long-lived assets is primarily attributable to the removal of certain assets in connection with the repaving of the track and grandstand enhancements at Phoenix as well as grandstand enhancements at Kansas and Talladega. Fiscal 2012 losses associated with the retirements of certain other long-lived assets is primarily attributable to the removal of certain assets in connection with the repaving of the track at Kansas, and certain other long-lived assets located at our motorsports facilities. Fiscal 2013 losses associated with the retirements of certain other long-lived assets is primarily attributable to the removal of assets not fully depreciated in connection with DAYTONA Rising, capacity management initiatives and other capital improvements. Fiscal 2014 losses associated with demolition costs in connection with DAYTONA Rising, capacity management initiatives and other capital improvements.

(4)	Fiscal 2014 includes approximately $1.8 million related to settlement of interest income on a long-term receivable.

(5)
Fiscal 2013 and 2014 include approximately $0.8 million and $7.2 million, respectively, related to capitalized interest for DAYTONA Rising, (see DAYTONA Rising in Liquidity and Capital Resources of MANAGEMENT'S DISCUSSION AND ANALYSIS).

(6)	Fiscal year 2010 include expenses related to an interest rate swap.

(7)
In fiscal 2010, we recorded a loss on early redemption of debt related to a cash tender offer where we purchased approximately $63.0 million of outstanding senior notes. In fiscal 2012, we recorded a loss on early redemption of debt related to the redemption of $87.0 million of outstanding senior notes maturing in 2014.

(8)
Fiscal 2014 includes the valuation adjustment related to consolidation of MA, representing the fair value over the carrying value as of January 31, 2014. Fiscal 2012 includes the net gain on sale of certain assets.

(9)
Equity in net (loss) income from equity investments includes the Company’s 50.0 percent portion of Kansas Entertainment’s net income, more fully discussed in Management's Discussion and Analysis, Equity and Other Investments. Fiscal 2010 and 2011 include pre-development operating expenses not capitalized prior to commencement of operations in February 2012. Fiscal 2012 reflects a partial year of operations from the Casino opening in February 2012 through November 30, 2012. Included in the Company's equity income in fiscal 2013 is a one-time property tax refund of approximately $1.1 million, and, in fiscal 2014, an expense equal to 1.0 percent of gross gaming revenue, approximately $0.6 million, since it did not proceed with construction of a hotel by the original deadline.

(10)	Fiscal 2010 income taxes include the de-recognition of potential interest and penalties associated with certain state tax settlements of approximately $6.3 million.

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
The adjustments for 2010 relate to the pre-opening expenses for Hollywood Casino at Kansas Speedway — equity in net loss from equity investment, impairment/loss on retirements of long-lived assets primarily attributable to certain costs related to a previous Daytona development project, which were capitalized and are no longer expected to benefit the future development of the project and, to a much lesser extent, losses associated with the retirements of certain other long-lived assets, interest rate swap expense, the loss on early redemption of debt, and, the de-recognition of potential interest and penalties associated with certain state tax settlements.
The adjustments for 2011 relate to the pre-opening expenses for Hollywood Casino at Kansas Speedway — equity in net loss from equity investment, carrying costs of our the Staten Island property, and losses associated with the retirements of certain other long-lived assets.
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
The adjustments for 2014 relate to legal settlement, marketing and consulting costs incurred associated with DAYTONA Rising, accelerated depreciation, losses associated with the retirements of certain other long-lived assets, impairment of MA long-lived intangible asset, settlement of interest income related to long-term receivable, DAYTONA Rising project capitalized interest, MA fair value adjustment and income tax benefits, and net loss on sale of certain assets.

	For the Year Ended November 30
	2010	2011	2012	2013	2014
	(in thousands, except per share data)
Net income	$54,531	$69,424	$54,578	$45,292	$67,379
Net loss from discontinued operations	47	—	—	—	—
Income from continuing operations	54,578	69,424	54,578	45,292	67,379
Equity in net loss from equity investments, net of tax	1,155	2,534	—	—	—
Consolidated income from continuing operations excluding equity in net loss from equity investments	55,733	71,958	54,578	45,292	67,379
Adjustments, net of tax:
Carrying costs related to Staten Island	—	1,664	2,780	1,728	—
Legal settlement/judgment	—	—	714	310	(386)
DAYTONA Rising project	—	—	229	913	672
Accelerated depreciation	—	—	—	9,358	6,758
Losses on retirements of long-lived assets	5,373	2,845	6,775	10,097	5,802
Impairment of MA's long lived intangible asset	—	—	—	—	605
Interest settlement on long-term receivable	—	—	—	—	(1,116)
DAYTONA Rising project capitalized interest	—	—	—	(467)	(4,387)
Interest rate swap expense	14,473	—	—	—	—
Loss on early redemption of debt	3,963	—	5,560	—	—
MA fair value adjustment and income tax benefits	—	—	—	—	(9,455)
Net loss (gain) on sale of certain assets	—	—	(566)	(46)	41
State tax settlements	(6,338)	—	—	—	—
Non-GAAP net income	$73,204	$76,467	$70,070	$67,185	$65,913

Diluted earnings per share	$1.13	$1.46	$1.18	$0.97	$1.45
Net loss from discontinued operations	0.00	0.00	—	—	—
Diluted earnings per share from continuing operations	1.13	1.46	1.18	0.97	1.45
Equity in net loss from equity investments, net of tax	0.03	0.05	—	—	—
Consolidated income from continuing operations excluding equity in net loss from equity investments	1.16	1.51	1.18	0.97	1.45
Adjustments, net of tax:
Carrying costs related to Staten Island	—	0.04	0.06	0.04	—
Legal settlement/judgment	—	—	0.01	0.01	(0.01)
DAYTONA Rising project	—	—	—	0.02	0.02
Accelerated depreciation	—	—	—	0.20	0.14
Losses on retirements of long-lived assets	0.11	0.06	0.15	0.21	0.12
Impairment of MA's long lived intangible asset	—	—	—	—	0.01
Interest settlement on long-term receivable	—	—	—	—	(0.02)
DAYTONA Rising project capitalized interest	—	—	—	(0.01)	(0.09)
Interest rate swap expense	0.30	—	—	—	—
Loss on early redemption of debt	0.08	—	0.12	—	—
MA fair value adjustment and income tax benefits	—	—	—	—	(0.20)
Net loss (gain) on sale of certain assets	—	—	(0.01)	—	—
State tax settlements	(0.13)	—	—	—	—
Non-GAAP diluted earnings per share	$1.52	$1.61	$1.51	$1.44	$1.42

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
NASCAR contracts directly with certain network providers for television rights to the entire NASCAR Sprint Cup, Xfinity and Camping World Truck series schedules. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR Sprint Cup, Xfinity and Camping World Truck series event. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Sprint Cup, Xfinity and Camping World Truck series event as a component of its sanction fees. The promoter records 90.0 percent of the gross broadcast rights fees as revenue and then records 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors. Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event.
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
Impairments / Losses on Retirements of Long-Lived Assets, Goodwill and Other Intangible Assets. Our consolidated balance sheets include significant amounts of long-lived assets, goodwill and other intangible assets, which could be subject to impairments / losses on retirements. During the fiscal years ended November 30, 2012, 2013 and 2014 we recorded before-tax charges as losses on retirements of long-lived assets primarily attributable to costs to remove certain other long-lived assets located at our motorsports facilities totaling approximately $11.1 million, $16.6 million and $10.1 million, respectively.
As of November 30, 2014, goodwill and other intangible assets and property and equipment account for approximately $1.7 billion, or 80.8 percent of our total assets. We account for our goodwill and other intangible assets in accordance with ASC 350 and for our long-lived assets in accordance with ASC 360.
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
In connection with our fiscal 2014 assessment of goodwill and intangible assets for possible impairment we used the methodology described above. We believe our methods used to determine fair value and evaluate possible impairment were appropriate, relevant, and represent methods customarily available and used for such purposes. Our latest annual assessment of goodwill and other intangible assets in the fourth quarter of fiscal 2014 indicated there had been no impairment and the fair value substantially exceeded the carrying value for the respective reporting units.
In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments we exert significant influence on the investee but do not have effective control over the investee, which adds an additional element of risk that could harm our operating results or financial condition. The carrying value of our equity investment was $122.6 million at November 30, 2014.
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
We have accounted for Kansas Entertainment as an equity investment in our financial statements as of November 30, 2014. Start up and related costs through opening were expensed through equity in net loss from equity investments. Our 50.0 percent portion of Kansas Entertainment’s net income was approximately $2.8 million, $9.4 million and $8.9 million for fiscal years 2012, 2013 and 2014, respectively, and is included in equity in net income from equity investments in our consolidated statements of operations. Included in our fiscal 2013 income from equity investment amount is approximately $1.1 million related to a one-time property tax refund.

Per the Development Agreement with the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”), the casino is subject to a 1.0 percent of gross gaming revenue penalty if it had not commenced construction on an adjacent hotel by the second anniversary of its opening, which was February 2014. In June 2014, the Unified Government approved an extension of the construction commencement date to give the Unified Government time to complete a feasibility analysis for a new convention center that could be integrated with the hotel. Recently, the Unified Government decided not to proceed with the integrated development, leaving Kansas Entertainment 100 days after the Unified Government’s notification of its decision. Consequently, Kansas Entertainment has until April 10, 2015, subject to any additional time taking into account that groundbreaking cannot realistically occur during winter conditions, to commence construction prior to the enforcement of the aforementioned penalty.
The final decision to move forward with the proposed hotel will be market-based and subject to approval by Kansas Entertainment’s board. Should Kansas Entertainment ultimately not build the hotel it will be subject to the penalty from the second anniversary of its opening forward. Accordingly, beginning February 2014, Kansas Entertainment began recording expense equal to 1.0 percent of gross gaming revenue since it did not proceed with construction of a hotel by the original deadline. Included in our income from equity investment amounts for fiscal 2014 is approximately $0.6 million expense related to this penalty.
Distributions from Kansas Entertainment, for the year ended November 30, 2014, totaling $22.0 million, consist of $10.1 million received as a distribution from its profits included in net cash provided by operating activities on our statement of cash flows; the remaining $11.9 million received was recognized as a return of capital from investing activities on our statement of cash flows. Subsequent to November 30, 2014, we received an additional $5.5 million distribution from Kansas Entertainment. We received total distributions of approximately $21.5 million in fiscal 2013.
Motorsports Authentics
Prior to January 31, 2014, the Company was a partner with SMI in a 50/50 joint venture, SMISC, LLC, which, through its wholly owned subsidiary Motorsports Authentics, LLC conducts business under the name MA. MA designs, promotes, markets and distributes motorsports licensed merchandise. On January 31, 2014, SMI abandoned its interest and rights in SMISC, LLC, consequently bringing the Company's ownership to 100.0 percent. MA's operations are included in the Company's consolidated operations subsequent to the date of SMI's abandonment. Prior to January 31, 2014, MA was accounted for as an equity investment in the Company's financial statements.
As a result of SMI's abandonment of their interest in SMISC, LLC, we recorded other income of approximately $5.4 million, representing the fair value of MA, over the carrying value, as of January 31, 2014. In addition, we recognized tax benefits of approximately $4.0 million, representing the tax benefit associated with various operating loss carryforwards of MA that are expected to be realized in its consolidated tax filings in the future and certain other tax filing positions of SMISC, LLC. MA's operating income contribution, subsequent to consolidation, was immaterial.
Prior to the SMI abandonment of SMISC, LLC, we did not recognize any equity income in prior periods, as MA operated at breakeven (see Merchandise Operations in Future Trends In Operating Results of MANAGEMENT'S DISCUSSION AND ANALYSIS ).
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
We received $7.5 million, less closing and other administrative costs, of the sales price at closing. The remaining sales price was financed with us holding a secured mortgage interest in 380 Development as well as the underlying property. The mortgage balance bears interest at an annual rate of 7.0 percent. In accordance with the terms of the agreement, we have received a principal payment of approximately $6.1 million plus interest on the mortgage balance through November 30, 2014, and we will receive the remaining purchase price of $66.4 million, due March 5, 2016. Interest on the remaining mortgage balance is due quarterly, in arrears, and Marine Development is current with all payments through January 2015. Based on the level of Marine Development's initial investment at closing and continuing investment, we have accounted for the transaction using the cost recovery method and have deferred the recognition of profit of approximately $1.9 million, and interest totaling approximately $5.6 million at November 30, 2014, until the carrying amount of the property is recovered, which will not be until the final payment is made.
The net proceeds from the sale, combined with the mortgage interest and related total cash tax benefit, will provide us with approximately $118.0 million in incremental cash flow through the term of the mortgage.

Income Taxes
The reduction in the valuation allowance associated with the wind-up of certain Canadian business operations is the principal cause of the decreased effective income tax rate as compared to the statutory income tax rate, for the fiscal year ended November 30, 2012. Certain state settlements are the principal cause of the decreased effective income tax rate as compared to the statutory income tax rate, for the fiscal year ended November 30, 2013. The principal causes of the decreased income tax rate for the fiscal year ended November 30, 2014 are the tax treatment related to the other income recognized as a result of SMI's abandonment of their interest in SMISC, LLC on January 31, 2014, including the related tax benefits associated with various operating loss and other carryforwards of MA and certain tax filing positions of SMISC, LLC totaling approximately $4.0 million, along with certain state income tax adjustments.
As a result of the above items, our effective income tax rate decreased from the statutory income rate to approximately 36.7 percent, 38.0 percent and 33.0 percent for the fiscal years ended November 30, 2012, 2013 and 2014, respectively.
Also of note, while not impacting the combined current and deferred income tax expense and related income tax rate during the fiscal year ended November 30, 2014, as compared to the prior fiscal year, the tax benefit realized in fiscal 2013 attributable to the aforementioned sale of our Staten Island property, as well as the effect of the December 2013 expiration of certain tax legislation impacting depreciation deductions contributed substantially to increased current income taxes paid during the fiscal year ended November 30, 2014 totaling approximately $51.3 million as compared to approximately $18.1 million during fiscal 2013. In addition this overall impact to the current fiscal year tax depreciation deduction substantially contributed to the overall reduction of approximately $12.3 million in our long-term deferred income tax liabilities at November 30, 2014 as compared to November 30, 2013.
In December 2014, Congress passed the Tax Increase Prevention Act which included a retroactive renewal back to January 1, 2014, of the previously expired tax legislation. The impact of this retroactive tax legislation will not affect our fiscal 2015 effective tax rate, but will reduce related income tax payments.
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
The unprecedented adverse economic conditions that began in 2008, which significantly impacted consumer confidence and disproportionately affected different demographics of our target customers, continue to influence the frequency with which guests attend our major motorsports entertainment events. Recurring global and regional uncertainty, lack of a broad based middle class economic recovery, and/or further weakening in the domestic economy may continue to adversely impact attendance levels, guest spending levels, and our ability to secure corporate marketing partnerships in the future. Reductions in any of these categories can directly and negatively affect revenues and profitability. Beginning in 2009 we mitigated the decline of certain revenue categories with sustainable cost containment initiatives. Beginning in 2012, we re-instituted regular merit pay increases to more normalized levels. Certain non-controllable costs, such as NASCAR sanction fees, have increased this year and we may continue to experience incremental increases. While we are sustaining the significant cost reductions previously implemented, we do not expect further significant cost reductions.
Looking ahead, we expect to benefit from the continuing slow but uneven, recovery in the overall U.S. economy, which we anticipate will improve attendance-related and corporate partnership revenues. Our industry will further benefit from NASCAR securing its broadcast rights through the 2024 season with the largest broadcast rights deal in the sport's 66-year history. Consistent with major sports properties throughout the world, broadcast rights represent our company's largest revenue segment. Expanding and extending this contracted revenue will provide us unparalleled long-term cash flow visibility. We also believe the strategic initiatives we and the motorsports industry have undertaken to grow the sport will continue to strengthen the long-term health of our Company.
The industry and its stakeholders have demonstrated their committment to growing the sport by aligning with and executing upon growth initiatives supporting NASCAR's Industry Action Plan (“IAP”). The IAP's objective is to build upon NASCAR's appeal by enhancing the connection with existing fans, as well as attracting and engaging new Gen Y, youth and multicultural consumers in motorsports. Additional areas of focus within the IAP include building greater product relevance, cultivating driver star power, growing social media activities and enhancing the event experience. In recent years NASCAR has introduced several successful on-track innovations such as the Gen 6 Car design, new qualifying formats and enhancements to the Chase for the Championship that are direct results of IAP initiatives.

In January 2014 NASCAR announced a new championship format that puts greater emphasis on winning races all season long, expands the current Chase for the NASCAR Sprint Cup field to 16 drivers, and implements a new round-by-round advancement format that ultimately rewards a battle-tested, worthy champion. The format makes every race matter even more, diminishes points racing, puts a premium on winning races and concludes with a best-of-the-best, first-to-the-finish line showdown race – all of which is exactly what fans want. The new Chase structure is expected to drive NASCAR Sprint Cup competition to a whole new level with a thrilling, easy to understand format. The completion of the 2014 NASCAR season at Homestead-Miami Speedway saw very encouraging results for both at-track consumer and corporate interest, as well as improving year-over-year digital and media (television viewership, on-line/social-media) consumption for the 2014 Chase events.
We support NASCAR's IAP on a number of fronts. As referenced above, we are committed to improving our major motorsports facilities to create stronger fan engagement. In particular and one of the most important projects in our history is the redevelopment of the frontstretch of Daytona, the Company's 55-year-old flagship motorsports facility, to enhance the event experience for our fans, marketing partners, broadcasters and the motorsports industry (See "DAYTONA Rising: Reimagining an American Icon"). We are confident that elevating the experience at the most important motorsports facility in North America will grow the Daytona 500 brand, our 12 other major motorsports facilities' brands and NASCAR's brand. Ultimately this strategic project will positively influence attendance trends, corporate involvement in the sport, and the long-term strength of future broadcast media rights revenues.
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
It is important that we maintain the integrity of our ticket pricing model by ensuring our customers who purchase tickets during the renewal period get preferential pricing. We do not adjust pricing downward inside of the sales cycle to avoid rewarding last-minute ticket buyers by discounting tickets. Further, we closely monitor and manage the availability of promotional tickets. Encouraging late cycle buying and offering excess promotional tickets could have a detrimental effect on our ticket pricing model and long-term value of our business. We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth rather than to capture short-term incremental revenue at the expense of our customers who purchased tickets during the renewal period. We continue to explore and implement innovative ticket pricing strategies whereby prices increase over time as well as price increases week of/day of races to capture incremental revenues.
Adjusting seating capacity is another consumer-focused strategy to promote sellouts, create excess demand and in turn increase capacity utilization at our major motorsports facilities. Over the past few years, we have reduced capacity at our major motorsports facilities. A significant portion of the capacity reduction was a result of our goal to provide improved fan amenities such as wider seating, create social zones with greater fan interaction/engagement for our guests, and remove sections that do not provide adequate sight lines. Based on our experience and the continual evolution of modern sports facilities, ticket demand relies strongly on creating a more personal experience for the fans. Enhancing the live event experience to compete with the at-home television experience is a critical strategy for our future growth. Other benefits from capacity management include improved pricing power for our events; increasing tickets sold in the renewal cycle; increasing customer retention; driving greater attendance to our lead-in events, such as NASCAR's Xfinity and Camping World Truck series events; driving stronger interest from corporate sponsors; and creating a more visually compelling event for the television audience.
Other key strategic focus areas to build fan engagement include providing enhanced at-track audio and visual experiences, additional concession and merchandise points-of-sale, more social zones and greater wireless connectivity. We continue to monitor market demand and explore next generation live-sports entertainment fan amenities, all of which could further impact how we manage capacity and spend capital at our major motorsports facilities.
Corporate Partnerships
NASCAR is a powerful brand with a loyal fan base that is aware of, appreciates and supports corporate participation to a greater extent than fans of any other sports property. The combination of brand power and fan loyalty provides an attractive platform for robust corporate partnerships. The number of Fortune 500 companies invested in NASCAR remains higher than any other sport. Approximately one-in-four Fortune 500 companies use NASCAR as part of their marketing strategy and the trend is increasing. The number of Fortune 500 companies investing in NASCAR increased three percent in 2014 versus prior year; and is an eleven percent improvement versus 2008.
We believe that our presence in key metropolitan statistical areas, year-round event schedule, impressive portfolio of major motorsports events and attractive fan demographics are beneficial as we continue to pursue renewal and expansion of existing corporate marketing partnerships and establish new corporate relationships. Companies are demanding more quantifiable return on investment from their sports marketing strategies and our company is focused on delivering enhanced value through our strategic initiatives. This includes enhanced facilities, more frequent and diverse content at our facilities, and deeper understanding of and integration with our customers' business, among other things.
From an entitlement perspective, we secured all NASCAR Sprint Cup and Xfinity and Camping World Truck series event entitlements for the 2014 fiscal year, which allowed the sales team to focus more resources on media advertising, prospecting and growing official status categories. As a result, for our 2014 fiscal year, our corporate sales were within one percentage point of our 2014 target. Excluding soft media sales, the company grew gross corporate partnership revenue (versus prior year) for the first time since the beginning of the recession.
Looking forward to 2015, we continue to be encouraged by corporate sales trends that have us better positioned than at the same time in recent prior years. As of late December 2015, we have sold all but one NASCAR Sprint Cup race entitlement, three Xfinity Series entitlements, and two Camping World Truck Series entitlements and have secured 74.0 percent of our total 2015 corporate sales target compared to 72.0 percent at this point for 2014. In addition, we have secured two long-term founding partnerships for DAYTONA Rising in Toyota and Florida Hospital, both in excess of ten year partnerships.
Television Broadcast and Ancillary Media Rights
Domestic broadcast and ancillary media rights fees revenues are ISC's largest revenue segment, accounting for approximately 46.5 percent of 2014 total revenues. Starting in 2007, NASCAR entered into combined eight-year agreements with Fox Sports Group (“FOX”), ABC/ESPN, TNT and SPEED for the domestic broadcast and related rights for its three national touring series - Sprint Cup, Xfinity and Camping World Truck.
For the first 26 regular season events in fiscal 2014 (i.e. through Richmond fall race), NASCAR Sprint Cup events were the number one or two sporting event on television for 21 of the 26 weekends (i.e. Texas Sprint Cup event aired on Monday due to rain). Through 36 broadcast events culminating in the season finale at Homestead-Miami Speedway, the NASCAR Sprint Cup Series averaged 5.3 million viewers per event with approximately 62 million total unique viewers. As the Chase for the Championship progressed under the new format, viewership ramped up. The final two events of the 2014 NASCAR Sprint Cup season saw an approximately ten percent television viewership increase over the same events in 2013. NASCAR has solidified its place among top major televised sports, placing only second to the NFL for average viewership per event.Also, the NASCAR Xfinity Series and NASCAR Camping World Truck Series rank as the second and third highest rated motorsports series (respectively) on television after the NASCAR Sprint Cup Series.
As part of the IAP, NASCAR and FOX Deportes, the number one U.S. Latino Sports network, joined together to provide the sport's most expansive Spanish-language broadcast offering with coverage of 15 Sprint Cup Series races, including for the first time, a Spanish-language broadcast of the 2013 Daytona 500. For the 2014 season, Hispanic viewership for the NASCAR Sprint Cup Series continued the double digit growth-trend, building on growth from the 2013 season that saw a 40.0 percent increase in that important demographic.
In August 2013, NASCAR finalized multi-platform broadcast rights agreements with NBCUniversal (“NBC”) and FOX for 10 years, beginning in 2015 through the 2024 season, for the broadcast and related rights for NASCAR's three national touring series. Financial terms were not disclosed but leading industry sources value the combined agreements at approximately $8.2 billion over the 10 years. The agreements include Spanish-language rights and 'TV Everywhere rights', which will allow NASCAR content to stream over the broadcasters'-affiliated websites.
FOX has exclusive rights to the first 16 NASCAR Sprint Cup Series point races beginning each year with the prestigious Daytona 500. In addition, FOX retains the rights to the NASCAR Sprint All-Star Race, The Sprint Unlimited, Budweiser Duel, 14 NASCAR Xfinity Series events and the entire NASCAR Camping World Truck Series. NBC has exclusive rights to the final 20 NASCAR Sprint Cup Series points races, final 19 NASCAR Xfinity Series events, select NASCAR Regional & Touring Series events and other live content beginning in 2015. In total, NASCAR will have the same number of Sprint Cup races on network television, 16; 9 on FOX and 7 on NBC; as it does in the 2007 to 2014 television package.
NASCAR's solid ratings as well as other factors such as the strong demand for live broadcasting and the proliferation of digital video recorders (“DVR”), tablets, and on-demand content were significant factors for NASCAR signing the largest broadcast rights deal in the sport's 66-year history.

In August 2013, FOX debuted its 24-hour Fox Sports 1 network to compete with ESPN. Fox Sports 1 is available in approximately 90 million TV households. In addition to NASCAR (beginning in 2015), Fox Sports 1 has new or renewed deals for Major League Baseball, college football and basketball, Ultimate Fighting Championship, Major League Soccer ("MLS"), United States Golf Association, as well as other sports. Fox Sports 1 represents the latest in the long migration of marquee sports from broadcast TV to cable/satellite, who generally can support a higher investment due to subscriber fees that are not available to traditional networks. In early 2014, the network performed exceptionally well broadcasting NASCAR events leading up to the DAYTONA 500.  The partnership continues in 2015 with Fox Sports 1 broadcasting 7 live NASCAR Sprint Cup events and 11 NASCAR Xfinity events.
NBC Sports Network is in more than 79 million homes, and in addition to NASCAR (beginning in 2015) serves sports fans by airing coverage of the Olympic Games and Trials as well as the National Hockey League ("NHL"), MLS, IndyCar Series, Tour de France, major college football and basketball, and horse racing surrounding the Triple Crown, among other events.
Domestic broadcast media rights fees provide significant cash flow visibility to us, race teams and NASCAR over the contract term. Television broadcast and ancillary rights fees received from NASCAR for the NASCAR Sprint Cup, Xfinity and Camping World Truck series events conducted at our facilities under these agreements, and recorded as part of motorsports related revenue, were approximately $281.2 million, $292.5 million and $302.9 million for fiscal 2012, 2013 and 2014, respectively. Operating income generated by these media rights were approximately $204.4 million, $213.0 million and $220.1 million for fiscal 2012, 2013 and 2014, respectively.
Looking forward, television broadcast revenues under the new broadcast rights agreements beginning in 2015 will increase by 3.8 percent over 2014; and our broadcast rights revenues under the new contracts are expected to increase between 3 percent and 5 percent annually over the 10-year contract term for an average of 3.9 percent. Locking in our largest revenue source provides the company with a number of significant benefits. This includes greater cash flow visibility and growth providing a solid base to continue smartly reinvesting in our facilities. We are also confident that working with best-in-class media partners will take NASCAR to the next level, ultimately growing consumer and corporate participation.
As media rights revenues fluctuate so do the variable costs tied to the percentage of broadcast rights fees required to be paid to competitors as part of NASCAR Sprint Cup, Xfinity and Camping World Truck series sanction agreements. NASCAR prize and point fund monies, as well as sanction fees (“NASCAR direct expenses”), are outlined in the sanction agreement for each event and are negotiated in advance of an event. As previously discussed, included in these NASCAR direct expenses are amounts equal to 25.0 percent of the gross domestic television broadcast rights fees allocated to our NASCAR Sprint Cup, Xfinity and Camping World Truck series events, as part of prize and point fund money (See “Critical Accounting Policies and Estimates - Revenue Recognition”). These annually negotiated contractual amounts paid to NASCAR contribute to the support and growth of the sport of NASCAR stock car racing through payments to the teams and sanction fees paid to NASCAR. As such, we do not expect these costs to materially decrease in the future as a percentage of admissions and motorsports related income.
A rapidly-growing element of our media platform is an expanded focus and investment in the digital media environment. This includes mobile applications and social media engagement. A November 2014 study of broad based digital media consumption habits found that amount of time spent on mobile devices has increased twenty percent since 2010, digital video viewing time has doubled since 2012, and 52 percent of on-line retail traffic now originates from mobile devices. Traditional consumption channels like television and radio still make up a majority of the average time spent per adult day, but on-line consumption whether using a desktop or mobile device now equals almost 25 percent of average daily time consuming audio and video content, skewing higher for younger demographics.

Responding to shifts in the way sports fans consume content, in 2013 and 2014 NASCAR made enhancements to NASCAR.com and NASCAR Mobile Apps that have strengthened the Industry's digital presence. In addition, NASCAR also created the Fan and Media Engagement Center to better understand digital conversations and optimize engagement with the social community. In only the second full year of managing its digital rights in-house, NASCAR experienced significant growth, exceeding one billion aggregate page views across NASCAR.com, NASCAR mobile web and the NASCAR Mobile app in 2014. The billion page view milestone marks a 45 percent year-over-year increase in engagement on the platform, according to data from Adobe Omniture SiteCatalyst. In the 2014 NASCAR season, NASCAR.com averaged 1.4 million unique visitors on NASCAR Sprint Cup race days; and the NASCAR Mobile applications were downloaded 4.5 million times. We expect these channels will continue to grow and the industry is well positioned to engage and monetize these digital channels as our fans (mirroring society-at-large) consume more content via this way.
Sanctioning Bodies
Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction events at our facilities, particularly with NASCAR, whose sanctioned events at our wholly owned facilities accounted for approximately 86.3 percent of our revenues in fiscal 2014. NASCAR continues to entertain and discuss proposals from track operators regarding potential realignment of their portfolio of NASCAR Sprint Cup Series dates to more geographically diverse and potentially more desirable markets where there may be greater demand, resulting in an opportunity for increased revenues to the track operators. We believe that realignments have provided, and will continue to provide, incremental net positive revenue and earnings as well as further enhance the sport's exposure in highly desirable markets, which we believe benefits the sport's fans, teams, sponsors and television broadcast partners as well as promoters.
Merchandise Operations
In 2015, NASCAR and NASCAR Team Properties announced a 10-year agreement with Fanatics to operate NASCAR’s entire at-track merchandise business and deliver fans an enhanced, experiential at-track shopping environment. As part of the agreement, Fanatics will be the exclusive retailer of NASCAR and driver merchandise at trackside for all 38 NASCAR Sprint Cup Series events. In addition, Fanatics also has contracted with ISC for 10 year exclusive retail merchandise rights for its track trademarks and certain other intellectual property at all ISC tracks. The new trackside retail model operated by Fanatics will evolve from using solely haulers for each specific team or driver to displaying all merchandise in a climate-controlled superstore retail environment supported by, in instances, smaller satellite retail touch points around the track. The new model will provide a more personal and convenient shopping experience for race fans. We believe this improved trackside merchandise model, combined with an upgraded online and mobile experience, will better position ISC and the industry to maximize merchandise sales while delivering top quality experience to our fans. Consequently, ISC's wholly owned subsidiaries, Americrown and MA, will no longer provide at track merchandise to fans at motorsports events and therefore will no longer recognize related revenues. Instead, the Company will receive a percentage of sales from Fanatics, recorded as part of Food, Beverage and Merchandise Revenue. For fiscal 2015, we are projecting a reduction in operating income of approximately $4.0 million to $5.0 million related to this new merchandise business model. Contributing significantly to this reduction are one-time, non-recurring operating expenses totaling $3.5 million to $4.5 million related to partial year operations, for which there is no associated revenue, and restructuring costs to effectively transition merchandise operations.
Capital Improvements
Enhancing the live event experience for our guests is a critical strategy for our future growth. We compete for the consumers' discretionary dollar with other entertainment options such as concerts and other major sporting events not just motorsports events. In addition, fans continue to demonstrate willingness to pay for more unique, inversive, and segmented experiences that cannot be duplicated at-home. Today's consumer wants improved traffic flow, comfortable and wider seating, clean and available facilities, more points of sale, enhanced audio and visual engagement, social zones and greater connectivity. Providing these enhancements often requires capital spending.
We remain confident that our focus on driving incremental earnings by improving the fan experience will, in time, lead to increased ticket sales with better pricing power, growth in sponsorship and hospitality sales, better prospects for continued growth in broadcast media rights fees agreements, and greater potential to capture market share. As such, ISC's Board of Directors endorsed a capital allocation plan for fiscal 2013 through fiscal 2017 to not exceed $600.0 million. The five-year capital expenditure plan encompasses capital expenditures for ISC's 13 major sports facilities, including DAYTONA Rising (see "DAYTONA Rising: Reimagining an American Icon"), as well as any commitments to undertake ONE DAYTONA (see "ONE DAYTONA"). It is vital that we continue to elevate our Daytona brand to ensure that it remains the pinnacle of motorsports facilities, which will generate further profitability and cash flow to the Company. We also anticipate modest capital spending on other projects for maintenance, safety and regulatory requirements. We are confident that by delivering memorable guest experiences, along with attractive pricing and fantastic racing, we will generate increased revenues as well as bottom-line results.
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
The Hollywood Casino at Kansas Speedway provided positive cash flow to us and included positive equity income in our consolidated statement of operations for fiscal 2012, 2013 and 2014. We expect for our 2015 fiscal year that our share of the cash flow from the casino's operations will be approximately $20.0 million to $22.0 million dollars.
Also, we entered into a 50/50 joint venture with Atlanta-based Jacoby Development, Inc. to develop a mixed-use entertainment destination, named ONE DAYTONA, located on 189 acres we own located directly across from our Daytona motorsports entertainment facility (see “Liquidity and Capital Resources - ONE DAYTONA”).

We remain interested in pursuing further ancillary developments at certain of our other motorsports facilities which enhance our core business, are market-driven, and provide a prudent return on investment.
Current Operations Comparison
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	For the Year Ended
	2012	2013	2014
Revenues:
Admissions, net	22.2%	21.2%	19.9%
Motorsports related	68.1	69.5	66.5
Food, beverage and merchandise	7.5	7.2	11.2
Other	2.2	2.1	2.4
Total revenues	100.0	100.0	100.0
Expenses:
Direct:
Prize and point fund monies and NASCAR sanction fees	25.3	26.0	25.0
Motorsports related	20.5	20.6	19.7
Food, beverage and merchandise	5.8	5.4	8.9
General and administrative	16.8	17.1	16.7
Depreciation and amortization	12.7	15.3	13.9
Losses on retirements of long-lived assets	1.8	2.7	1.5
Total expenses	82.9	87.1	85.7
Operating income	17.1	12.9	14.3
Interest expense, net	(2.2)	(2.5)	(1.1)
Loss on early redemption of debt	(1.5)	—	—
Other	0.2	—	0.8
Equity in net income from equity investments	0.5	1.5	1.4
Income before income taxes	14.1	11.9	15.4
Income taxes	5.2	4.5	5.1
Net income	8.9%	7.4%	10.3%
Comparison of Fiscal 2014 to Fiscal 2013
The comparison of fiscal 2014 to fiscal 2013 is impacted by the following factors:

•	Drag racing events were held at Auto Club Speedway in fiscal 2014 that were not held in fiscal 2013;

•
The second annual Faster Horses music festival held during the third quarter of fiscal 2014 includes consolidation of concessions revenue and expense as compared to similar services provided by a third party for this event held the same period in fiscal 2013;

•
On January 31, 2014, SMI abandoned its interest and rights in MA, consequently bringing our ownership of MA to 100.0 percent. MA's operations are included in our consolidated operations subsequent to the date of SMI's abandonment. Prior to January 31, 2014, MA was accounted for as an equity investment in our financial statements. As a result of SMI's abandonment of their interest in MA, we recorded other income of approximately $5.4 million representing the fair value of MA, over the carrying value, as of January 31, 2014. In addition we recognized tax benefits relating to MA of approximately $4.0 million for fiscal 2014 (see “Equity and Other Investments” and “Income Taxes”). In addition, we recognized an impairment of a long-lived intangible asset, related to MA, of approximately $0.6 million, or $0.01 per diluted share. There was no comparable item in the same period of fiscal 2013;

•
During fiscal 2013, we expensed approximately $2.8 million, or $0.04 per diluted share, of certain ongoing carrying costs related to our Staten Island property. There were no comparable costs in the same periods of fiscal 2014;

•
During fiscal 2014, we received a favorable settlement relating to a legal judgment of litigation involving certain ancillary operations of approximately $0.6 million, or $0.01 per diluted share. During fiscal 2013, we recognized a charge relating to a settlement of a litigation involving certain ancillary facility operations of approximately $0.5 million;

•
In fiscal 2014, we recognized approximately $1.1 million, or $0.02 per diluted share, in marketing and consulting costs that are included in general and administrative expense related to DAYTONA Rising. During fiscal 2013, we recognized approximately $1.5 million, or $0.02 per diluted share, of similar costs;

•
During fiscal 2014, we recognized approximately $11.1 million, or $0.14 per diluted share, of accelerated depreciation that was recorded due to the shortening the service lives of certain assets associated with DAYTONA Rising. During fiscal 2013, we recognized approximately $15.4 million, or $0.20 per diluted share, of accelerated depreciation that was recorded due to the shortening the service lives of certain assets associated with DAYTONA Rising and capacity management initiatives;

•
In fiscal 2014, we recognized approximately $10.1 million, or $0.12 per diluted share, of losses associated with asset retirements of losses primarily attributable to demolition and/or asset relocation costs in connection with DAYTONA Rising, capacity management initiatives and other capital improvements. Included in these losses were approximately $7.5 million of expenditures related to demolition and/or asset relocation costs, the remaining charges were non-cash, which included an impairment of a long-lived intangible asset related to MA, discussed above. During fiscal 2013, we recognized approximately $16.6 million, or $0.21 per diluted share, of similar charges, of which approximately $6.6 million of expenditures related to demolition and/or asset relocation costs, the remaining charges were non-cash;

•
During fiscal 2014, we recognized approximately $7.2 million, or $0.09 per diluted share, in capitalized interest related to DAYTONA Rising. During fiscal 2013, we recognized approximately $0.8 million, or $0.01 per diluted share, of similar capitalized interest; and

•
During fiscal 2014, we recognized approximately $8.9 million of income from equity investments associated with our Hollywood Casino at Kansas Speedway. During fiscal 2013, we recognized income of approximately $9.4 million from this equity investment, which included a $1.1 million credit for previously paid property taxes related to resolution of amounts under appeal.

Fiscal 2014 admissions revenue of $129.7 million was comparable to fiscal 2013. Factors driving attendance increases and higher average ticket prices include:

•	A schedule change for the Spring Cup event at Kansas featuring the first running of this event in the evening under the facility’s lights;

•	IMSA and Sprint Cup events at Watkins Glen;

•	Increased attendance for Sprint Cup Chase for the Championship events at Martinsville and Talladega as well as sold out events for the Fall Phoenix and Homestead Sprint Cup races; and

•	Certain non-NASCAR events new to the Company’s event schedule in 2014.
Several factors contributed to attendance decreases which offset the noted increases, including:

•	Inclement weather and the threat of inclement weather during Speedweeks, resulting in a six hour rain delay for the Daytona 500;

•	Inclement weather resulting in postponement of the July Coke Zero 400 at Daytona to the following day;

•	Inclement weather impacting major events at Richmond and Martinsville;

•	Moving the Budweiser Duel during Speedweeks at Daytona from its historical Thursday afternoon schedule to an early evening time slot; and

•	Other decreases in certain markets.
Motorsports related revenue increased approximately $8.2 million, or 1.9 percent, in fiscal 2014 as compared to fiscal 2013. The increase is largely attributable to increases in television broadcast revenue of approximately $12.1 million. Also contributing to the increase were increased hospitality revenues of approximately $1.5 million, as well as the aforementioned drag race events held at Auto Club Speedway totaling approximately $1.0 million. Partially offsetting the increase was lower MRN advertising and Sprint Vision revenues of approximately $2.5 million, as well as decreased sponsorship revenues of approximately $2.2 million, and an adjustment in the 2013 first quarter to increase the ancillary rights fees attributable to fiscal 2012, of approximately $1.7 million, with no comparable adjustment in fiscal 2014.
Food, beverage and merchandise revenue increased approximately $28.8 million, or 65.5 percent, in fiscal 2014 as compared to fiscal 2013. predominately due to the aforementioned consolidation of MA, of approximately $25.7 million. Also contributing to the increase were concession sales of approximately $1.1 million related to the aforementioned non-motorsports event held in the third quarter of fiscal 2014, for which there was no comparable event in fiscal 2013.
Prize and point fund monies and NASCAR sanction fees increased by approximately $3.6 million, or 2.3 percent, in fiscal 2014 as compared to fiscal 2013. The increases are primarily due to increases in television broadcast rights fees for the NASCAR

Sprint Cup, Xfinity and Camping World Truck series events held during the period as standard NASCAR sanctioning agreements require a specific percentage of television broadcast rights fees to be paid to competitors.
Motorsports related expense increased by approximately $2.3 million, or 1.8 percent, in fiscal 2014 as compared to fiscal 2013. The increase is primarily due to personnel related expenses, incremental costs for certain events largely driven by inclement weather, and the aforementioned events held in fiscal 2014 for which there were no comparable events in fiscal 2013, as well as advertising costs. Partially offsetting the increase were decreases in net purchased services of approximately $0.1 million. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue remained consistent at approximately 22.8 percent for fiscal 2014, as compared to 22.7 percent for the same period in the prior year.
Food, beverage and merchandise expense increased approximately $25.1 million, or 75.8 percent, in fiscal 2014 as compared to fiscal 2013. The increase is predominately attributable to the aforementioned consolidation of MA which increased related expenses by approximately $21.4 million. Also contributing to the increase were increased catering and merchandise sales, as well as concession sales related to the aforementioned non-motorsports event held in the third quarter of fiscal 2014, for which there was no comparable event in fiscal 2013. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue increased to approximately 79.9 percent for fiscal 2014, as compared to 75.3 percent for the same period in the prior year. The decrease in margin is primarily a result of the aforementioned consolidation of MA and the aforementioned non-motorsports event. Excluding MA and the non-motorsports event, food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue is comparable to the same periods in 2013.
General and administrative expense increased approximately $3.6 million, or 3.5 percent, in fiscal 2014 as compared to fiscal 2013. The increase is predominately due to certain administrative costs and ancillary facility operations, totaling approximately $7.9 million, of which approximately $2.5 million was related to MA. Partially offsetting the increase was certain ongoing carrying costs related to our Staten Island property, of approximately $2.8 million, that occurred in fiscal 2013, for which there were no comparable costs in the same period of fiscal 2014. Also contributing to offsetting the increase was a net decrease to our general liability reserve of approximately $1.5 million, due to certain claims not reaching their full exposure, as was estimated, prior to being resolved. General and administrative expenses as a percentage of total revenues decreased negligibly to approximately 16.7 percent for fiscal 2014, as compared to 17.1 percent for fiscal 2013. The margin improvement was predominately due to the aforementioned adjustments in our general liability insurance reserves in the 2014 period as well as carrying costs related to our Staten Island property
Depreciation and amortization expense decreased approximately $3.6 million, or 3.9 percent, in fiscal 2014 as compared to fiscal 2013. The decrease was primarily attributable to the service lives of certain assets associated with DAYTONA Rising and grandstand seating at Talladega and Richmond whose lives were reduced in the fiscal 2013 period and became fully depreciated in the the same period of fiscal 2014. Partially offsetting the decrease are new assets going into service, predominately associated with DAYTONA Rising.
Losses on retirements of long-lived assets of approximately $10.1 million during fiscal 2014 is primarily attributable to demolition costs in connection with DAYTONA Rising, capacity management initiatives and other capital improvements. The losses on retirements of long-lived assets of approximately $16.6 million in fiscal 2013 is primarily attributable to the removal of certain assets not fully depreciated in connection with DAYTONA Rising and grandstand seating at Talladega, as well as guest enhancements at our other facilities.
Interest income during fiscal 2014 increased approximately $2.0 million as compared to fiscal 2013. The increase is predominately due to a settlement reached in fiscal 2014 related to prior years interest associated with a long-term receivable.
Interest expense decreased approximately $6.0 million, or 39.7 percent, in fiscal 2014, as compared to fiscal 2013. The decrease was predominately due to higher capitalized interest associated with DAYTONA Rising.
Equity in net income from equity investments in fiscal 2014 and 2013, respectively, represents our 50.0 percent equity investments in Hollywood Casino at Kansas Speedway (see “Equity and Other Investments”). We did not recognize any net income or loss from our equity investment in MA in fiscal 2014 or in fiscal 2013 (see “Equity and Other Investments”).
Our effective income tax rate decreased from approximately 38.0 percent to approximately 33.0 percent during fiscal 2014 compared to fiscal 2013 (see “Income Taxes”).
As a result of the foregoing, net income increased approximately $22.1 million, or $0.48 per diluted share, for fiscal 2014 as compared to fiscal 2013.
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
Motorsports related revenue increased approximately $8.8 million, or 2.1 percent, in fiscal 2013 as compared to fiscal 2012. The increase is largely attributable to increases in television broadcast revenue. Also contributing to the increase was an incremental payout of fiscal 2012 ancillary rights fees during fiscal 2013. Partially offsetting the increases were lower MRN advertising and Sprint Vision revenues.
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
Prize and point fund monies and NASCAR sanction fees increased by approximately $4.7 million, or 3.0 percent, in fiscal 2013 as compared to fiscal 2012. The increase is due to higher television broadcast rights fees for the NASCAR Sprint Cup, Xfinity and Camping World Truck series events held during the periods as standard NASCAR sanctioning agreements require a specific percentage of television broadcast rights fees to be paid to competitors. Higher sanction fees paid to NASCAR also contributed to the increases.

Motorsports related expense increased slightly by approximately $0.9 million, or 0.7 percent, in fiscal 2013 as compared to fiscal 2012. The slight increase is related to aforementioned merit pay increases, advertising costs, maintenance costs and other purchased services as well as a net increase in costs for certain non-comparable events year over year. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue remained consistent at approximately 22.7 percent for fiscal 2013, as compared to 22.6 percent for the same period in the prior year.
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
General and administrative expense increased approximately $2.0 million, or 1.9 percent, in fiscal 2013 as compared to fiscal 2012. The increase is primarily attributable to certain costs related to DAYTONA Rising, the loss accrual associated with the incident at Daytona, a judgment in litigation involving certain ancillary facility operations, and certain administrative costs including the aforementioned merit pay increases. Slightly offsetting the increases were reductions in property taxes at certain facilities and the settlement of litigation involving certain ancillary facility operations in fiscal 2012. General and administrative expenses as a percentage of total revenues increased negligibly to approximately 17.1 percent for fiscal 2013, as compared to 16.8 percent for fiscal 2012.
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

	2012	2013	2014
Cash and cash equivalents	$78,379	$172,827	$158,847
Working capital	50,868	153,780	110,783
Total debt	276,932	274,487	271,746
At November 30, 2014, our working capital was primarily supported by our cash and cash equivalents totaling approximately $158.8 million, a decrease of approximately $14.0 million from November 30, 2013. Significant cash flow items during fiscal the fiscal years ended November 30 are as follows (in thousands):

	2012	2013	2014
Net cash provided by operating activities (1)	$150,925	$173,395	$162,847
Capital expenditures (2)	(82,872)	(85,539)	(183,936)
Distribution from equity investee and affiliate (3)	11,000	21,500	22,000
Proceeds from sale of Staten Island property	—	5,322	6,100
Equity investments and advances to affiliate (4)	(51,984)	—	(1,322)
Net payments related to our credit facility	(50,000)	—	—
Net proceeds (payments) related to long-term debt	10,694	(2,513)	(2,807)
Dividends paid and reacquisitions of previously issued common stock	(19,839)	(10,488)	(11,504)
(1) Variances in net cash provided by operating activities were predominately due to the amount and timing of cash payments for income taxes (see "Income Taxes")
(2) Increase in capital expenditures is predominately due to DAYTONA Rising (see "Capital Expenditures")
(3) Distributions from equity investee and affiliates, consists of amounts received as distribution from their profits and returns of capital as detailed in our statement of cash flows
(4) Amounts relate to Hollywood Casino at Kansas Speedway (see “Equity and Other Investments”) and ONE DAYTONA (see "ONE DAYTONA"), respectively
Our liquidity is primarily generated from our ongoing motorsports operations, and we expect our strong operating cash flow to continue in the future. In addition, as of November 30, 2014, we have approximately $296.0 million available to draw upon under our 2012 Credit Facility, if needed. See “Future Liquidity” for additional disclosures relating to our credit facility and certain risks that may affect our near term operating results and liquidity.
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
In June 2013, ISC's board of directors endorsed a capital allocation plan for fiscal 2013 through fiscal 2017 not to exceed $600.0 million in capital expenditures over that period. The five-year capital allocation plan encompasses all the capital expenditures for ISC's 13 major motorsports facilities, including DAYTONA Rising, as well as any equity commitments to undertake ONE DAYTONA. Of the endorsed five-year capital allocation plan, DAYTONA Rising will account for approximately $400.0 million of the $600.0 million.
Capital expenditures for projects at existing facilities, including those related to DAYTONA Rising, grandstand seating enhancements at Talladega; concourse improvements at Richmond; and a variety of other improvements and renovations, was approximately $183.9 million for our 2014 fiscal year. In addition, we incurred charges of approximately $10.1 million of losses on asset retirements, of which approximately $7.5 million of of these charges were cash expenditures related to demolition and/or asset relocation costs. In comparison, we spent approximately $85.5 million for fiscal 2013, on capital expenditures for projects at our existing facilities.

With the majority of the capital expenditures for DAYTONA Rising occurring in fiscal 2014 and 2015, we estimate capital expenditures, exclusive of capitalized interest, across all of ISC's existing facilities will be approximately $200.0 million for fiscal 2015, based on the timing of construction payments. With a target completion date for DAYTONA Rising in January 2016, capital expenditures will then decrease significantly with an expectation of capital expenditures for projects at all of ISC's existing facilities, exclusive of capitalized interest, to be between $60.0 to $70.0 million in fiscal 2016 and fiscal 2017.
We review the capital expenditure program periodically and modify it as required to meet current business needs.
Future Liquidity
General
As discussed in “Future Trends in Operating Results,” we compete for discretionary spending and leisure time with many other entertainment alternatives and are subject to factors that generally affect the recreation, leisure and sports industry, including general economic conditions. Our operations are also sensitive to factors that affect corporate budgets. Such factors include, but are not limited to, general economic conditions, employment levels, business conditions, interest and taxation rates, relative commodity prices, and changes in consumer tastes and spending habits. These factors may negatively impact year-over-year comparability for our revenue categories for the full year, with the exception of domestic broadcast media rights fees. While we are sustaining the significant cost reductions implemented subsequent to the unprecedented adverse economic conditions that began in 2008, we do not expect further significant cost reductions.
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

•
the previously discussed five-year capital expenditures plan at our existing facilities, which includes DAYTONA Rising, any equity commitment to ONE DAYTONA, as well as any future fan and competitor safety, critical maintenance and regulatory compliance spending;

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
Long-Term Obligations and Commitments

Our $65.0 million principal amount of senior unsecured notes (“4.63 percent Senior Notes”) bear interest at 4.63 percent and are due January 2021, require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.63 percent Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Certain of our wholly owned domestic subsidiaries are guarantors of the 4.63 percent Senior Notes. Certain restrictive covenants of the 4.63 percent Senior Notes require that the Company's ratio of its Consolidated Funded Indebtedness to its Consolidated EBITDA ("leverage ratio") does not exceed 3.50 to 1.0, and its Consolidated EBITDA to Consolidated Interest Expense ("interest coverage ratio") is not less than 2.0 to 1.0. In addition the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 4.63 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of November 30, 2014, the Company was in compliance with its various restrictive covenants. At November 30, 2014, outstanding principal on the 4.63 percent Senior Notes was approximately $65.0 million.
Our $100.0 million principal amount of senior unsecured notes (“3.95 percent Senior Notes”) bear interest at 3.95 percent and are due September 2024. The 3.95 percent Senior Notes require semi-annual interest payments on March 13 and September 13 through their maturity. The 3.95 percent Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Certain of our wholly owned domestic subsidiaries are guarantors of the 3.95 percent Senior Notes. Certain restrictive covenants of the 3.95 percent Senior Notes require that the Company's leverage ratio does not exceed 3.50 to 1.0, and its interest coverage ratio is not less than 2.0 to 1.0. In addition the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 3.95 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of November 30, 2014, the Company was in compliance with its various restrictive covenants. At November 30, 2014, outstanding principal on the 3.95 percent Senior Notes was approximately $100.0 million.
Our wholly owned subsidiary, Chicagoland Speedway, LLC, which owns and operates Chicagoland and Route 66, has debt outstanding in the form of revenue bonds payable (“4.82 percent Revenue Bonds”), consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.82 percent Revenue Bonds have an interest rate of 4.82 percent and a monthly payment of approximately $29,000 principal and interest. At November 30, 2014, outstanding principal on the 4.82 percent Revenue Bonds was approximately $0.3 million.
The term loan (“6.25 percent Term Loan”), related to our International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.25 percent, and a current monthly payment of approximately $292,000 principal and interest. At November 30, 2014, the outstanding principal on the 6.25 percent Term Loan was approximately $49.5 million.
At November 30, 2014, outstanding TIF bonds totaled approximately $56.9 million, net of the unamortized discount, which is comprised of a $7.7 million principal amount, 6.15 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.75 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by our wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway’s boundaries and are not our obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At November 30, 2014, the Unified Government had approximately $1.4 million in 2002 STAR Bonds outstanding. Under a keepwell agreement, we have agreed to provide financial assistance to KSC, if necessary, to support its guarantee of the 2002 STAR Bonds.
The 2012 Credit Facility contains a feature that allows us to increase the credit facility from $300.0 million to a total of $500.0 million, subject to certain conditions, provides for separate sub-limits of $25.0 million for standby letters of credit and $10.0 million for swing line loans. The 2012 Credit Facility is scheduled to mature in November 2017. Interest accrues, at the Company's option, at either LIBOR plus 100.0 — 162.5 basis points or a base rate loan at the highest of i) Wells Fargo Bank's prime lending rate, ii) the Federal Funds rate, as in effect from time to time, plus 0.5 percent, and iii) one month LIBOR plus 1.0 percent. The 2012 Credit Facility also contains a commitment fee ranging from 0.125 percent to 0.225 percent of unused amounts available for borrowing. The interest rate margin on the LIBOR borrowings and commitment fee are variable depending on the better of the Company's debt rating as determined by specified rating agencies or its leverage ratio. Certain of the Company's wholly owned domestic subsidiaries are guarantors on the 2012 Credit Facility. The 2012 Credit Facility requires that the Company's leverage ratio does not exceed 3.50 to 1.0 (4.0 to 1.0 for the four quarters ending after any Permitted Acquisition), and its interest coverage ratio is not less than 2.5 to 1.0. The 2012 Credit Facility also contains various other affirmative and negative restrictive covenants including, among others, limitations on indebtedness, investments, sales of assets, certain transactions with affiliates, entering into certain restrictive agreements and making certain restricted payments as detailed in the agreement. As of November 30, 2014, the Company was in compliance with its various restrictive covenants. At November 30, 2014, the Company had no outstanding borrowings under the 2012 Credit Facility.
At November 30, 2014 we had contractual cash obligations to repay debt and to make payments under operating agreements, leases and commercial commitments in the form of guarantees and unused lines of credit. Payments due under these long-term obligations are as follows as of November 30, 2014 (in thousands):

		Obligations Due by Period
	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt	$272,263	$3,435	$7,146	$8,613	$253,069
Interest	129,690	13,870	27,124	26,175	62,521
Motorsports entertainment facility operating agreement	20,340	2,220	2,207	2,110	13,803
Other operating leases	43,783	4,033	5,373	3,586	30,791
Total Contractual Cash Obligations	$466,076	$23,558	$41,850	$40,484	$360,184
Commercial commitment expirations are as follows as of November 30, 2014 (in thousands):

		Commitment Expiration by Period
	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years
Guarantees	$1,410	$210	$465	$275	$460
Unused credit facilities	300,000	—	300,000	—	—
Total Commercial Commitments	$301,410	$210	$300,465	$275	$460
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
Every seat in Daytona's frontstretch will be replaced with wider, more comfortable seating that will provide pristine sight-lines. There will also be twice as many restrooms and three times as many concessions throughout the facility. For Budweiser Speedweeks 2015, fans can experience some of DAYTONA Rising’s new amenities including first-ever vertical transportation, approximately 40,000 new grandstand seats on the frontstretch near Turn 1, and new concessions and restrooms.

In addition to improving the overall fan experience, the corporate entertainment platform at Daytona will be completely transformed. Corporate hospitality will be moved into permanent structures inside the new grandstand, providing premier facilities for corporate entertaining throughout our events. Over 60 new trackside corporate suites will provide our premium guests with breathtaking views and first-class amenities befitting the “World Center of Racing.”
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
In November 2014, Florida Hospital was announced as the stadium’s second Founding Partner taking ownership of Injector 1. As with Toyota, the Florida Hospital brand will be represented on one of five fan injectors, including more than 20,000 square feet of engagement space. Within this injector, Florida Hospital will also have a presence in one of the “neighborhoods”.
Beginning in January 2015, Florida Hospital will be the exclusive healthcare provider of Daytona, which includes providing medical equipment and personnel for all events, managing the care center operations and providing ambulances to handle emergency situations.
In August 2014, Daytona announced that CommScope, Inc. ("CommScope"), a global leader in infrastructure solutions for communications networks, has become the first technology partner in the expanding DAYTONA
Rising “We Built Daytona” marketing platform. CommScope will deploy a new communications infrastructure at Daytona providing the facility with the bandwidth and flexibility to offer services that will enhance a fan’s experience, as well as improve stadium operations. The “We Built Daytona” platform is designed to showcase partners involved in the construction of
DAYTONA Rising through a marketing presence (once their role in the project begins). CommScope joins eight other companies including Kingspan, a market leader in sustainable building product technology; USG Corporation, a leading building products company; Sherwin-Williams, an industry leader in the development of technologically advanced paint and coatings; Big Ass Fans, a ceiling fan design and engineering company; P&S Paving, asphalt and paving company;
Jones Signs,  leading national sign company; Schneider Electric, global specialist in energy management; and ROSSETTI, an award-winning architectural design and planning firm that is leading the master planning of the DAYTONA Rising project.
On October 15, 2014 Daytona hosted DAYTONA Rising’s topping out ceremony, commemorating a significant milestone - the midway mark of construction. Speedway officials, the France family and Barton Malow presided over the installation of the highest piece of steel on the project.
We expect that by providing our fans with a better experience as well as an expansive platform for our marketing partners, including an elevated hospitality experience, DAYTONA Rising, upon completion in 2016, is expected to provide an immediate incremental lift in Daytona's revenues of approximately $20.0 million, and earnings before interest, taxes, depreciation and amortization ("EBITDA”) lift of approximately $15.0 million with a mid-single-digit growth rate. We also currently anticipate the project to be accretive to our net income per share within three years of completion. While these forward looking amounts are management’s projections and we believe they are reasonable, our actual results may vary from these estimates due to unanticipated changes in projected attendance, lower than expected ticket prices, or lower than forecasted corporate sponsorships. We do not know whether these expectations will ultimately prove correct and actual revenues and operating results may differ materially from these estimates.
We currently anticipate DAYTONA Rising to cost approximately $400.0 million, excluding capitalized interest, which we expect to fund from cash on hand, cash from our operations, and we may use borrowings on our credit facility for a limited period of time. In June 2014, House Bill 7095 was signed in Florida creating the Florida Sports Development Program, establishing a process for distributing state tax revenue for the construction or improvement of professional sports facilities. The DAYTONA Rising project is among the eligible applicants to receive sales tax incentives based on the project’s capital investment and amount of sales tax generated by the facility. We filed our application and recently received approval from the state's Department of Economic Opportunity. The final approval must come from the Legislative Budget Committee, whose decision is anticipated later in the first quarter of fiscal 2015. The new bill could potentially provide additional capital for the project.
Despite not anticipating the need for additional long-term debt to fund this project, accounting rules dictate that we capitalize a portion of the interest on existing outstanding debt during the construction period. We estimate that we will record approximately $11.0 million to $13.0 million of capitalized interest from fiscal 2013 through fiscal 2016, with roughly half of the capitalized interest recorded in fiscal 2014.
Total spending incurred for DAYTONA Rising was approximately $119.3 million for fiscal 2014, and is approximately $170.5 million since the inception of the project. Based on our current expectations of DAYTONA Rising, we have identified existing assets that are expected to be impacted by the redevelopment and that those assets will require accelerated depreciation, certain removal costs and losses on asset retirements, totaling approximately $50.0 million over the approximate

26-month project time span. During fiscal 2014, we recognized accelerated depreciation, certain removal costs and losses on retirements of assets totaling approximately $15.8 million, with a total of approximately $28.0 million recognized since the inception of the project.
In addition, our depreciation expense, related directly to DAYTONA Rising, will increase incrementally by approximately $12.0 million to $14.0 million in fiscal 2015, and an additional $9.0 million to $10.0 million in fiscal 2016, respectively. The incremental increase in depreciation expense for fiscal 2015 is based on the anticipation of opening approximately forty percent of the new stadium in time for Budweiser Speedweeks 2015. As a result, our total depreciation expense for fiscal 2015 is estimated to be between approximately $93.0 million and $97.0 million, and approximately $100.0 million to $105.0 million annually, in fiscal 2016, and then decreasing, due to lower capital spending, to approximately $85.0 million to $90.0 million beginning in fiscal 2019.
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
The joint venture continues to refine the conceptual design for the first phase of ONE DAYTONA. Bass Pro Shops®, America's most popular outdoor store, and Cobb Theatres, the highly respected Southeastern-based exhibitor, have executed leases to anchor ONE DAYTONA. The joint venture is in active discussions with other potential anchor tenants for ONE DAYTONA. We have approved land use entitlements for ONE DAYTONA to allow for up to 1.4 million square feet of retail/dining/entertainment, 2,500 seats in a movie theater, 660 hotel rooms, 1,350 units of residential, 567,000 square feet of additional office space and 500,000 square feet of commercial/industrial space. Final designs are being completed for ONE DAYTONA, and the joint venture will incorporate the results of market studies, project costs and financing structures.
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
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The objective of this Update is to set requirements for presentation for significant items reclassified to net income in their entirety during the period and for items not reclassified to net income in their entirety during the period. For public entities, the amended requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. This statement only impacts disclosures of reclassification adjustments and is not material to our financial statement presentation. We have adopted the amendments of this statement in the first quarter of fiscal 2014.
In May 2014, FASB, in conjunction with the International Accounting Standards Board, issued ASU No. 2014-09, "Revenue from Contracts with Customers". The objective of this Update is to significantly enhance comparability and clarify principles of revenue recognition practices across entities, industries, jurisdictions, and capital markets. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The standard can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. We are currently evaluating the impact of adopting this new guidance on our financial position and results of operations and will adopt the provisions of this statement in the first quarter of fiscal 2018.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
We have various debt instruments that are issued at fixed rates. These financial instruments, which have a fixed rate of interest, are exposed to fluctuations in fair value resulting from changes in market interest rates. The fair values of long-term debt are based on quoted market prices at the date of measurement. Our credit facilities approximate fair value as they bear interest rates that approximate market. At November 30, 2014, we had no variable debt outstanding.
At November 30, 2014, the fair value of our total long-term debt as determined by quotes from financial institutions was approximately $291.2 million. The potential decrease in fair value resulting from a hypothetical 10.0 percent shift in interest rates would be approximately $6.7 million at November 30, 2014.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
International Speedway Corporation

We have audited the accompanying consolidated balance sheets of International Speedway Corporation (the "Company") as of November 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Speedway Corporation at November 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), International Speedway Corporation’s internal control over financial reporting as of November 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated January 27, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Jacksonville, Florida
January 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
International Speedway Corporation

We have audited International Speedway Corporation’s internal control over financial reporting as of November 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). International Speedway Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, International Speedway Corporation maintained, in all material respects, effective internal control over financial reporting as of November 30, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of International Speedway Corporation as of November 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2014 of International Speedway Corporation and our report dated January 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Jacksonville, Florida
January 27, 2015

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30,
	2013	2014
	(in thousands, except share and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$172,827	$158,847
Receivables, less allowance of $1,000 in 2013 and 2014, respectively	25,910	27,598
Inventories	2,619	4,030
Income taxes receivable	17,399	6,202
Deferred income taxes	3,122	2,789
Prepaid expenses and other current assets	13,965	8,099
Total Current Assets	235,842	207,565
Property and Equipment, net	1,276,976	1,381,190
Other Assets:
Equity investments	134,327	122,565
Intangible assets, net	178,628	178,629
Goodwill	118,791	118,791
Other	72,942	68,911
	504,688	488,896
Total Assets	$2,017,506	$2,077,651
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$2,807	$3,435
Accounts payable	27,669	41,491
Deferred income	35,679	33,043
Other current liabilities	15,907	18,813
Total Current Liabilities	82,062	96,782
Long-Term Debt	271,680	268,311
Deferred Income Taxes	366,531	354,276
Long-Term Deferred Income	8,604	9,548
Other Long-Term Liabilities	1,474	2,302
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 26,182,518 and 26,248,081 issued and outstanding in 2013 and 2014, respectively	261	262
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 19,994,663 and 19,967,202 issued and outstanding in 2013 and 2014, respectively	200	200
Additional paid-in capital	445,097	447,518
Retained earnings	846,235	902,433
Accumulated other comprehensive loss	(4,638)	(3,981)
Total Shareholders’ Equity	1,287,155	1,346,432
Total Liabilities and Shareholders’ Equity	$2,017,506	$2,077,651
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Year Ended November 30,
	2012	2013	2014
	(in thousands, except share and per share amounts)
REVENUES:
Admissions, net	$136,099	$129,824	$129,688
Motorsports related	416,699	425,530	433,738
Food, beverage and merchandise	45,985	44,046	72,880
Other	13,584	13,240	15,630
	612,367	612,640	651,936
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	154,673	159,349	162,988
Motorsports related	125,072	125,928	128,229
Food, beverage and merchandise	35,642	33,150	58,265
General and administrative	102,958	104,925	108,563
Depreciation and amortization	77,870	93,989	90,352
Losses on retirements of long-lived assets	11,143	16,607	10,148
	507,358	533,948	558,545
Operating income	105,009	78,692	93,391
Interest income	102	96	2,107
Interest expense	(13,501)	(15,221)	(9,182)
Loss on early redemption of debt	(9,144)	—	—
Other	1,008	75	5,380
Equity in net income from equity investments	2,757	9,434	8,916
Income before income taxes	86,231	73,076	100,612
Income taxes	31,653	27,784	33,233
Net income	$54,578	$45,292	$67,379
Earnings per share:
Basic and diluted	$1.18	$0.97	$1.45

Dividends per share	$0.20	$0.22	$0.24

Basic weighted average shares outstanding	46,386,355	46,470,647	46,559,232

Diluted weighted average shares outstanding	46,396,631	46,486,561	46,573,038
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Comprehensive Income

	Year Ended November 30,
	2012	2013	2014
	(in thousands)
Net income	$54,578	$45,292	$67,379
Other comprehensive income:
Foreign currency translation, net of tax benefit (expense) of ($8), $0 and $0, respectively	(13)	—	—
Amortization of interest rate swap, net of tax benefit of $424, $424 and $425, respectively	658	658	657
Comprehensive income	$55,223	$45,950	$68,036
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands)

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
Balance at November 30, 2011	$264	$200	$445,005	$772,938	$(5,941)	$1,212,466
Net income	—	—	—	54,578	—	54,578
Other comprehensive income	—	—	—	—	645	645
Cash dividends ($.20 per share)	—	—	—	(9,283)	—	(9,283)
Reacquisition of previously issued common stock	(4)	—	(3,491)	(7,061)	—	(10,556)
Other	—	—	(914)	—	—	(914)
Stock-based compensation	—	—	1,874	—	—	1,874
Balance at November 30, 2012	260	200	442,474	811,172	(5,296)	1,248,810
Net income	—	—	—	45,292	—	45,292
Other comprehensive income	—	—	—	—	658	658
Exercise of stock options	1	—	340	—	—	341
Cash dividends ($.22 per share)	—	—	—	(10,229)	—	(10,229)
Reacquisition of previously issued common stock	—	—	(259)	—	—	(259)
Other	—	—	9	—	—	9
Stock-based compensation	—	—	2,533	—	—	2,533
Balance at November 30, 2013	261	200	445,097	846,235	(4,638)	1,287,155
Net income	—	—	—	67,379	—	67,379
Other comprehensive income	—	—	—	—	657	657
Cash dividends ($.24 per share)	—	—	—	(11,181)	—	(11,181)
Reacquisition of previously issued common stock	—	—	(323)	—	—	(323)
Other	1	—	(82)	—	—	(81)
Stock-based compensation	—	—	2,826	—	—	2,826
Balance at November 30, 2014	$262	$200	$447,518	$902,433	$(3,981)	$1,346,432
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Year Ended November 30,
	2012	2013	2014
	(in thousands)
OPERATING ACTIVITIES
Net income	$54,578	$45,292	$67,379
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on assumption of controlling interest in equity investee	—	—	(5,447)
Depreciation and amortization	77,870	93,989	90,352
Stock-based compensation	1,874	2,533	2,826
Amortization of financing costs	1,605	1,397	1,779
Interest received on Staten Island note receivable	—	—	5,087
Deferred income taxes	12,184	36,012	(12,346)
Income from equity investments	(2,757)	(9,434)	(8,916)
Distribution from equity investee	—	8,216	10,076
Losses on retirements of long-lived assets, non-cash	8,055	10,023	2,644
Other, net	(829)	(26)	380
Changes in operating assets and liabilities
Receivables, net	5,268	4,920	(1,776)
Inventories, prepaid expenses and other assets	966	(479)	1,977
Accounts payable and other liabilities	(2,521)	3,658	(517)
Deferred income	(3,023)	(8,990)	(1,692)
Income taxes	(2,345)	(13,716)	11,041
Net cash provided by operating activities	150,925	173,395	162,847
INVESTING ACTIVITIES
Capital expenditures	(82,872)	(85,539)	(183,936)
Distribution from equity investee and affiliate	11,000	13,284	11,924
Equity investments and advances to affiliate	(51,984)	—	(1,322)
Proceeds from sale of Staten Island property	—	5,322	6,100
Cash included in assumption of ownership interest in equity investee	—	—	4,686
Other, net	1,423	646	32
Net cash used in investing activities	(122,433)	(66,287)	(162,516)
FINANCING ACTIVITIES
Proceeds under credit facility	130,000	—	—
Payments under credit facility	(180,000)	—	—
Proceeds from long-term debt	100,000	—	—
Payment of long-term debt	(89,306)	(2,513)	(2,807)
Deferred financing fees	(1,046)	—	—
Exercise of Class A common stock options	—	341	—
Cash dividends paid	(9,283)	(10,229)	(11,181)
Reacquisition of previously issued common stock	(10,556)	(259)	(323)
Net cash used in financing activities	(60,191)	(12,660)	(14,311)
Net (decrease) increase in cash and cash equivalents	(31,699)	94,448	(13,980)
Cash and cash equivalents at beginning of year	110,078	78,379	172,827
Cash and cash equivalents at end of year	$78,379	$172,827	$158,847
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2014
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF BUSINESS: International Speedway Corporation (“ISC”), including its wholly owned subsidiaries (collectively the “Company”), is a leading promoter of motorsports themed entertainment activities in the United States. As of November 30, 2014, the Company owned and/or operated 13 of the nation’s major motorsports entertainment facilities as follows:

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
In 2014, these motorsports entertainment facilities promoted well over 100 stock car, open wheel, sports car, truck, motorcycle and other racing events, including:

•	21 National Association for Stock Car Auto Racing (“NASCAR”) Sprint Cup Series events;

•	15 NASCAR Xfinity Series events;

•	9 NASCAR Camping World Truck Series events;

•	3 International Motor Sports Association (“IMSA”) Tudor United SportsCar Championship Series events including the premier sports car endurance event in the United States, the Rolex 24 at Daytona;

•	One National Hot Rod Association (“NHRA”) Mellow Yellow drag racing series event;

•	One IndyCar ("IndyCar") Series event; and

•	A number of other prestigious stock car, sports car, open wheel and motorcycle events.
The general nature of the Company’s business is a motorsports themed amusement enterprise, furnishing amusement to the public in the form of motorsports themed entertainment. The Company’s motorsports themed event operations consist principally of racing events at these major motorsports entertainment facilities, which, in total, currently have approximately 831,500 grandstand seats and 527 suites. The Company also conducts, either through operations of the particular facility or through certain wholly owned subsidiaries operating under the name “Americrown,” souvenir merchandising operations, food and beverage concession operations and catering services, both in suites and chalets, for customers at its motorsports entertainment facilities.
At the beginning of fiscal 2015, the NASCAR Nationwide Series became the NASCAR Xfinity Series. Throughout this document, the naming convention for this series is consistent with the current branding.
Motor Racing Network, Inc. (“MRN”), the Company’s proprietary radio network, produces and syndicates to radio stations live coverage of the NASCAR Sprint Cup, Xfinity and Camping World Truck series races and certain other races conducted at the Company’s motorsports entertainment facilities, as well as some races from motorsports entertainment facilities the Company does not own. In addition, MRN provides production services for Sprint Vision, the trackside large screen video display units, at NASCAR Sprint Cup Series event weekends that take place at the Company's motorsports facilities, as well as at Dover

International Speedway and Pocono Raceway. MRN also produces and syndicates daily and weekly NASCAR racing-themed programs.
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
The Company maintained its cash and cash equivalents with a limited number of financial institutions at November 30, 2014.
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
In connection with the Company’s fiscal 2014 assessment of goodwill and intangible assets for possible impairment, the Company used the methodology described above. The Company believes its methods used to determine fair value and evaluate possible impairment were appropriate, relevant, and represent methods customarily available and used for such purposes. The Company’s latest annual assessment of goodwill and other intangible assets in the fourth quarter of fiscal 2014 indicated there had been no impairment and the fair value substantially exceeded the carrying value for the respective reporting units.
During fiscal 2014, the Company believes there has been no significant change in the long-term fundamentals of its ongoing motorsports event business. The Company believes its present operational and cash flow outlook further support its conclusion. While the Company continues to review and analyze many factors that can impact its business prospects in the future, its analysis is subjective and is based on conditions existing at, and trends leading up to, the time the estimates and assumptions are made. Different conditions or assumptions, or changes in cash flows or profitability, if significant, could have a material adverse effect on the outcome of the impairment evaluation and the Company’s future condition or results of operations.
DEFERRED FINANCING FEES: Deferred financing fees are amortized over the term of the related debt and are included in other non-current assets.
COMPREHENSIVE INCOME: Comprehensive income is the changes in equity of an enterprise except those resulting from shareholder transactions. Accumulated other comprehensive income consists of the following as of November 30, (in thousands):

	2013	2014
Interest rate swap, net of tax benefit of $3,025 and $2,600, respectively	$(4,638)	$(3,981)
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
NASCAR contracts directly with certain network providers for television rights to the entire NASCAR Sprint Cup, Xfinity and Camping World Truck series schedules. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR Sprint Cup, Xfinity and Camping World Truck series event. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Sprint Cup, Xfinity and Camping World Truck series event as a component of its sanction fees. The promoter records 90.0 percent of the gross broadcast rights fees as revenue and then records 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors. Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event.
The Company's revenues from marketing partnerships are paid in accordance with negotiated contracts, with the identities of partners and the terms of sponsorship changing from time to time. Some of our marketing partnership agreements are for multiple facilities and/or events and include multiple specified elements, such as tickets, hospitality chalets, suites, display space and signage for each included event. The allocation of such marketing partnership revenues between the multiple elements, events and facilities is based on relative selling price. The sponsorship revenue allocated to an event is recognized when the event is conducted.
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
Net fees received under PASS agreements are deferred and are amortized into income over the term of the agreements. Long-term deferred income under the PASS agreements totals approximately $6.5 million and $5.5 million at November 30, 2013 and 2014, respectively.
ADVERTISING EXPENSE: Advertising costs are expensed as incurred. Advertising expense was approximately $15.3 million, $15.1 million and $16.5 million for the years ended November 30, 2012, 2013 and 2014, respectively.
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
NOTE 2 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the years ended November 30, (in thousands, except share and per share amounts):

	2012	2013	2014
Numerator:
Net income	$54,578	$45,292	$67,379
Denominator:
Weighted average shares outstanding	46,386,355	46,470,647	46,559,232
Common stock options	10,276	15,914	13,806
Diluted weighted average shares outstanding	46,396,631	46,486,561	46,573,038

Basic and diluted earnings per share	$1.18	$0.97	$1.45

Anti-dilutive shares excluded in the computation of diluted earnings per share	231,496	143,656	121,462

NOTE 3 — PROPERTY AND EQUIPMENT
Property and equipment consists of the following as of November 30, (in thousands):

	2013	2014
Land and leasehold improvements	$246,138	$247,883
Buildings, grandstands and motorsports entertainment facilities	1,520,405	1,529,904
Furniture and equipment	169,979	175,845
Construction in progress	87,318	245,642
	2,023,840	2,199,274
Less accumulated depreciation	746,864	818,084
	$1,276,976	$1,381,190
Depreciation expense was approximately $77.8 million, $94.0 million and $90.2 million for the years ended November 30, 2012, 2013 and 2014, respectively. The depreciation expense for the years ended November 30, 2013 and 2014 includes approximately $15.4 million and $11.1 million, respectively, of accelerated depreciation that was recorded due to the shortening the service lives of certain assets associated with DAYTONA Rising and capacity management initiatives.
NOTE 4 — RETIREMENTS OF LONG-LIVED ASSETS
The Company recorded before-tax charges relating to retirements of long-lived assets during the fiscal years ending November 30, as follows (in thousands):

	2012	2013	2014
Losses on retirements of long-lived assets	$11,143	$16,607	$10,148
Less: cash portion of losses on asset retirements	3,088	6,584	7,504
Non-cash losses on retirements of long-lived assets	$8,055	$10,023	$2,644
The fiscal 2012 retirements are primarily attributable to the ongoing removal of certain assets in connection with the repaving of the track and grandstand enhancements at Phoenix International Raceway (“Phoenix”) and the grandstand enhancements at Kansas and Talladega Superspeedway (“Talladega”).
The fiscal 2013 retirements are primarily attributable to the ongoing removal of certain assets in connection with the track repaving at Kansas, as well as guest enhancements at Talladega, Richmond International Raceway (“Richmond”) and certain of the Company's other facilities.
The fiscal 2014 retirements are primarily attributable to the removal of assets not fully depreciated in connection with DAYTONA Rising, capacity management initiatives and other capital improvements.
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
The Company has accounted for Kansas Entertainment as an equity investment in its financial statements as of November 30, 2014. The Company’s 50.0 percent portion of Kansas Entertainment’s net income was approximately $2.8 million , $9.4 million and $8.9 million for fiscal years 2012, 2013 and 2014, respectively, and is included in equity in net income from equity investments in the Company's consolidated statements of operations. Included in the Company's fiscal 2013 income from equity investment amount is approximately $1.1 million related to a one-time property tax refund. Beginning February 2014, Kansas Entertainment began recording expense equal to 1.0 percent of gross gaming revenue since it did not commence with construction of a hotel by the original deadline. Included in the Company's income from equity investment amounts for fiscal 2014 is approximately $0.6 million expense, respectively, related to this penalty.

Distributions from Kansas Entertainment, for the years ended November 30, are as follows (in thousands):

	2012	2013	2014
Distribution from profits	$—	$8,216	$10,076
Distribution in excess of profits	11,000	13,284	11,924
Total Distributions	$11,000	$21,500	$22,000
Subsequent to November 30, 2014, the Company received an additional $5.5 million from Kansas Entertainment.
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
The Company received $7.5 million, less closing and other administrative costs, of the sales price at closing.  The remaining sales price was financed with the Company holding a secured mortgage interest in 380 Development as well as the underlying property.  The mortgage balance bears interest at an annual rate of 7.0 percent. In accordance with the terms of the agreement, the Company has received a principal payment of approximately $6.1 million plus interest on this mortgage balance through November 30, 2014, and will receive the remaining purchase price of $66.4 million, due March 5, 2016. Interest on the remaining mortgage balance is due quarterly, in arrears, and Marine Development is current with all payments through January 2015. Based on the level of Marine Development's initial investment at closing and continuing investment, the Company has accounted for the transaction using the cost recovery method and has deferred the recognition of profit of approximately $1.9 million, and interest totaling approximately $5.6 million at November 30, 2014, until the carrying amount of the property is recovered, which will not be until the final payment is made.
The net proceeds from the sale, combined with the mortgage interest and related total cash tax benefit, will provide the Company with approximately $118.0 million in incremental cash flow through the term of the mortgage.
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
As a result of SMI's abandonment of their interest in SMISC, LLC, the Company recorded other income of approximately $5.4 million, representing the fair value of MA, over the carrying value, as of January 31, 2014. The fair value was based on a discounted cash flow analysis using level 3 inputs. Most of the fair value represents the value of MA's working capital and the fair value was not sensitive to assumptions used in the discounted cash flow analysis. In addition, the Company recognized tax benefits of approximately $4.0 million, representing the tax benefit associated with various operating loss carryforwards of MA that are expected to be realized in its consolidated tax filings in the future and certain other tax filing positions of SMISC, LLC. In November 2014, the Company recognized an impairment of a long-lived intangible asset of approximately $0.6 million, which is included in non-cash losses on retirements of long-lived assets. MA's operating income contribution, subsequent to consolidation, was immaterial, and is included in the Motorsports Event segment.
Prior to the SMI abandonment of SMISC, LLC, no equity income was recognized in prior periods, by the Company, as MA operated at breakeven.
Summarized financial information of the Company’s equity investments as of and for the years ended November 30, are as follows (in thousands):

	2012	2013	2014
Current assets	$46,054	$43,062	$33,349
Noncurrent assets	258,239	238,772	215,226
Current liabilities	22,379	21,510	19,273
Noncurrent liabilities	1,819	1,242	—
Net sales	144,715	170,721	141,849
Gross profit	63,516	82,838	72,031
Operating income	8,914	21,770	20,153
Net income	9,266	21,986	20,153
NOTE 6 — GOODWILL AND INTANGIBLE ASSETS
The gross carrying value and accumulated amortization of the major classes of intangible assets relating to the Motorsports Event segment as of November 30, are as follows (in thousands):

	2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$8	$2
Other	92	72	20
Total amortized intangible assets	102	80	22
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793
Total non-amortized intangible assets	178,606	—	178,606
Total intangible assets	$178,708	$80	$178,628

	2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$9	$1
Other	109	87	22
Total amortized intangible assets	119	96	23
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793
Total non-amortized intangible assets	178,606	—	178,606
Total intangible assets	$178,725	$96	$178,629
The following table presents current and expected amortization expense of the existing intangible assets as of November 30, for each of the following periods (in thousands):

Amortization expense for the year ended November 30, 2014	$16
Estimated amortization expense for the year ending November 30:
2015	7
2016	3
2017	1
2018	1
2019	1
There were no changes in the carrying value of goodwill during fiscal 2013 and 2014.
NOTE 7 — LONG-TERM DEBT
Long-term debt consists of the following as of November 30, (in thousands):

	2013	2014
4.63 percent Senior Notes	$65,000	$65,000
3.95 percent Senior Notes	100,000	100,000
4.82 percent Revenue Bonds	662	339
6.25 percent Term Loan	49,948	49,524
TIF bond debt service funding commitment	58,877	56,883
Revolving Credit Facility	—	—
	274,487	271,746
Less: current portion	2,807	3,435
	$271,680	$268,311
Schedule of Payments (in thousands)

For the year ending November 30:
2015	$3,435
2016	3,408
2017	3,738
2018	4,091
2019	4,522
Thereafter	253,069
272,263
Net premium	(517)
Total	$271,746
The Company's $65.0 million principal amount of senior unsecured notes (“4.63 percent Senior Notes”) bear interest at 4.63 percent and are due January 2021, require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.63 percent Senior Notes may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company’s wholly owned domestic subsidiaries are guarantors of the 4.63 percent Senior Notes. Certain restrictive covenants of the 4.63 percent Senior Notes require that the Company's ratio of its Consolidated Funded Indebtedness to its Consolidated EBITDA ("leverage ratio") does not exceed 3.50 to 1.0, and its Consolidated EBITDA to Consolidated Interest Expense ("interest coverage ratio") is not less than 2.0 to 1.0. In addition the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 4.63 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of November 30, 2014, the Company was in compliance with its various restrictive covenants. At November 30, 2014, outstanding principal on the 4.63 percent Senior Notes was approximately $65.0 million.

The Company's $100.0 million principal amount of senior unsecured notes (“3.95 percent Senior Notes”) bear interest at 3.95 percent and are due September 2024. The 3.95 percent Senior Notes require semi-annual interest payments on March 13 and September 13 through their maturity. The 3.95 percent Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company's wholly owned domestic subsidiaries are guarantors of the 3.95 percent Senior Notes. Certain restrictive covenants of the 3.95 percent Senior Notes require that the Company's leverage ratio does not exceed 3.50 to 1.0, and its interest coverage ratio is not less than 2.0 to 1.0. In addition the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 3.95 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of November 30, 2014, the Company was in compliance with its various restrictive covenants. At November 30, 2014, outstanding principal on the 3.95 percent Senior Notes was approximately $100.0 million.
Debt associated with the Company's wholly owned subsidiary, Chicagoland Speedway, LLC, which owns and operates Chicagoland and Route 66 Raceway, consists of revenue bonds payable (“4.82 percent Revenue Bonds”) consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.82 percent Revenue Bonds have an interest rate of 4.82 percent and a monthly payment of approximately $29,000 principal and interest. At November 30, 2014, outstanding principal on the 4.82 percent Revenue Bonds was approximately $0.3 million.
The term loan (“6.25 percent Term Loan”), related to the Company’s International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.25 percent, and a current monthly payment of approximately $292,000 principal and interest. At November 30, 2014, the outstanding principal on the 6.25 percent Term Loan was approximately $49.5 million.
At November 30, 2014, in connection with the financing of Kansas Speedway, totaled approximately $56.9 million, net of the unamortized discount, which is comprised of a $7.7 million principal amount, 6.15 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.75 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
The Company's $300.0 million revolving credit facility (“2012 Credit Facility”) contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions, provides for separate sub-limits of $25.0 million for standby letters of credit and $10.0 million for swing line loans. The 2012 Credit Facility is scheduled to mature in November 2017. Interest accrues, at the Company's option, at either LIBOR plus 100.0 — 162.5 basis points or a base rate loan at the highest of i) Wells Fargo Bank's prime lending rate, ii) the Federal Funds rate, as in effect from time to time, plus 0.5 percent, and iii) one month LIBOR plus 1.0 percent. The 2012 Credit Facility also contains a commitment fee ranging from 0.125 percent to 0.225 percent of unused amounts available for borrowing. The interest rate margin on the LIBOR borrowings and commitment fee are variable depending on the better of the Company's debt rating as determined by specified rating agencies or its leverage ratio. Certain of the Company's wholly owned domestic subsidiaries are guarantors on the 2012 Credit Facility. The 2012 Credit Facility requires that the Company's leverage ratio does not exceed 3.50 to 1.0 (4.0 to 1.0 for the four quarters ending after any Permitted Acquisition), and its interest coverage ratio is not less than 2.5 to 1.0. The 2012 Credit Facility also contains various other affirmative and negative restrictive covenants including, among others, limitations on indebtedness, investments, sales of assets, certain transactions with affiliates, entering into certain restrictive agreements and making certain restricted payments as detailed in the agreement. As of November 30, 2014, the Company was in compliance with its various restrictive covenants. At November 30, 2014, the Company had no outstanding borrowings under the 2012 Credit Facility.
At November 30, 2014, the Company has approximately $4.0 million, net of tax, deferred in accumulated other comprehensive loss associated with a terminated interest rate swap which is being amortized as interest expense over life of the 4.63 percent Senior Notes (see above). The Company expects to recognize approximately $0.7 million, net of tax, of this balance during the next 12 months in the consolidated statement of operations.
Total interest expense incurred by the Company for the years ended November 30, are as follows (in thousands):

	2012	2013	2014
Interest expense	$17,220	$16,576	$16,479
Less: capitalized interest	3,719	1,355	7,297
Net interest expense	$13,501	$15,221	$9,182

Financing costs of approximately $4.4 million and $3.7 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2013 and 2014, respectively. These costs are being amortized on a straight line method, which approximates the effective yield method, over the life of the related financing.
NOTE 8 — FEDERAL AND STATE INCOME TAXES
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the provision for income taxes for the years ended November 30, are as follows (in thousands):

	2012	2013	2014
Current tax expense (benefit):
Federal	$18,466	$(8,008)	$42,243
State	1,003	(220)	3,336
Deferred tax expense (benefit):
Federal	8,608	33,235	(13,450)
State	3,881	2,777	1,104
Foreign	(305)	—	—
Provision for income taxes	$31,653	$27,784	$33,233
The reconciliation of income tax expense computed at the federal statutory tax rates to income tax expense from continuing operations for the years ended November 30, is as follows (percent of pre-tax income):

	2012	2013	2014
Income tax computed at federal statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.5	4.2	3.8
MA abandonment benefit	—	—	(5.9)
Valuation allowance	(2.7)	—	—
State tax credits, net of federal tax benefit	(0.6)	—	—
Other, net	0.5	(1.2)	0.1
	36.7%	38.0%	33.0%
The components of the net deferred tax assets (liabilities) at November 30, are as follows (in thousands):

	2013	2014
Loss carryforwards	$9,919	$13,518
Deferred revenues	3,684	3,313
Accruals	3,754	4,649
Compensation related	3,075	3,556
Interest	4,749	4,077
Other	901	895
Deferred tax assets	26,082	30,008
Valuation allowance	(1,363)	(7,832)
Deferred tax assets, net of valuation allowance	24,719	22,176
Amortization and depreciation	(381,144)	(369,033)
Equity investment	(6,620)	(4,285)
Other	(364)	(345)
Deferred tax liabilities	(388,128)	(373,663)
Net deferred tax liabilities	$(363,409)	$(351,487)

Deferred tax assets — current	$3,122	$2,789
Deferred tax liabilities — noncurrent	(366,531)	(354,276)
Net deferred tax liabilities	$(363,409)	$(351,487)

The increase in the valuation allowance at November 30, 2014 is primarily a result of the consolidation of MA and related various state loss carryforwards for which they carried a full valuation allowance. At November 30, 2014 the Company has deferred tax assets related to these and other various state loss carryforwards totaling approximately $13.5 million that expire in varying amounts beginning in fiscal 2019. The valuation allowance has been provided due to the uncertainty regarding the realization of state deferred tax assets associated with these loss carryforwards. In evaluating the Company’s ability to recover its deferred income tax assets it considers all available positive and negative evidence, including operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis.
Federal returns for fiscal years 2010 through 2013 remain open and subject to examination by the Internal Revenue Service. The Company files and remits state income taxes in various states where the Company has determined it is required to file state income taxes. The Company’s filings with those states remain open for audit for the fiscal years 2009 through 2013.
A reconciliation of the beginning and ending amount of unrecognized tax liability is as follows (in thousands):

Balance at December 1, 2013	$430
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(31)
Balance at November 30, 2014	$399
The reduction in the valuation allowance associated with the wind-up of certain Canadian business operations is the principal cause of the decreased effective income tax rate as compared to the statutory income tax rate, for the fiscal year ended November 30, 2012. Certain state settlements are the principal cause of the decreased effective income tax rate as compared to the statutory income tax rate, for the fiscal year ended November 30, 2013. The principal causes of the decreased income tax rate for the fiscal year ended November 30, 2014 are the tax treatment related to the other income recognized as a result of SMI's abandonment of their interest in SMISC, LLC on January 31, 2014, including the related tax benefits associated with various operating loss and other carryforwards of MA and certain tax filing positions of SMISC, LLC totaling approximately $4.0 million along with certain state income tax adjustments.
As a result of the above items, the Company’s effective income tax rate decreased from the statutory income rate to approximately 36.7 percent, 38.0 percent and 33.0 percent for the fiscal years ended November 30, 2012, 2013 and 2014, respectively.
Also of note, while not impacting the combined current and deferred income tax expense and related income tax rate during the fiscal year ended November 30, 2014, as compared to the prior fiscal year, the tax benefit realized in fiscal 2013 attributable to the aforementioned sale of the Company's Staten Island property, as well as the effect of the December 2013 expiration of certain tax legislation impacting depreciation deductions contributed substantially to increased current income taxes paid during the fiscal year ended November 30, 2014 totaling approximately $51.3 million as compared to approximately $18.1 million during fiscal 2013. In addition this overall impact to the current fiscal year tax depreciation deduction substantially contributed to the overall reduction of approximately $12.3 million in our long-term deferred income tax liabilities at November 30, 2014 as compared to November 30, 2013.
In December 2014, Congress passed the Tax Increase Prevention Act which included a retroactive renewal back to January 1, 2014, of the previously expired tax legislation. The impact of this retroactive tax legislation will not affect the Company's fiscal 2015 effective tax rate, but will reduce related income tax payments.

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
Since inception of the Stock Purchase Plan through November 30, 2014, the Company has purchased 7,063,962 shares of its Class A common shares, for a total of approximately $268.3 million. There were no purchases of the Company's Class A shares during fiscal 2013 or 2014. Transactions occur in open market purchases and pursuant to a trading plan under Rule 10b5-1. At November 30, 2014, the Company has approximately $61.7 million remaining repurchase authority under the current Stock Purchase Plan.
NOTE 10 — COMMITMENTS AND CONTINGENCIES
International Speedway Corporation has a salary incentive plan (the “ISC Plan”) designed to qualify under Section 401(k) of the Internal Revenue Code. Employees of International Speedway Corporation and certain participating subsidiaries who have completed one month of continuous service are eligible to participate in the ISC Plan. After twelve months of continuous service, matching contributions are made to a savings trust (subject to certain limits) concurrent with employees’ contributions. The level of the matching contribution depends upon the amount of the employee contribution. Employees become 100 percent vested upon entrance to the ISC Plan. The contribution expense for the ISC Plan was approximately $1.4 million, $1.4 million and $1.6 million for the years ended November 30, 2012, 2013 and 2014, respectively.
The estimated cost to complete approved projects and current construction in progress at November 30, 2014 at the Company’s existing facilities is approximately $172.3 million.
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At November 30, 2014, the Unified Government had approximately $1.4 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
The Company operates Homestead-Miami Speedway under an operating agreement which expires December 31, 2032 and provides for subsequent renewal terms through December 31, 2075. The Company operates Daytona International Speedway under an operating lease agreement which expires November 7, 2054. The Company also has various operating leases for office space and equipment. The future minimum payments under the operating agreement and leases utilized by the Company having initial or remaining non-cancelable terms in excess of one year at November 30, 2014, are as follows (in thousands):

For the year ending November 30:	Operating Agreement	Operating Leases
2015	$2,220	$4,033
2016	1,152	2,974
2017	1,055	2,399
2018	1,055	2,005
2019	1,055	1,581
Thereafter	13,803	30,791
Total	$20,340	$43,783
Total expenses incurred under the track operating agreement, these operating leases and all other short-term rentals during the years ended November 30, 2012, 2013 and 2014 were approximately $13.5 million, $13.5 million, and $14.7 million, respectively.
In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling approximately $4.0 million at November 30, 2014. At November 30, 2014, there were no amounts drawn on the standby letters of credit.
Current Litigation
The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation will have a material adverse effect on the Company’s financial condition or results of operations.
NOTE 11 — RELATED PARTY DISCLOSURES AND TRANSACTIONS
All of the racing events that take place during the Company’s fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association, the American Motorcyclist Association, the Automobile Racing Club of America, the American Sportbike Racing Association — Championship Cup Series, the Federation Internationale de L’Automobile, the Federation Internationale Motocycliste, IMSA, Historic Sportscar Racing, IndyCar Series, NASCAR, NHRA, the Porsche Club of America, the Sports Car Club of America, the Sportscar Vintage Racing Association, the United States Auto Club and the World Karting Association. NASCAR, which sanctions many of the Company’s principal racing events, is a member of the France Family Group which controls over 72.0 percent of the combined voting power of the outstanding stock of the Company, as of November 30, 2014, and some members of which serve as directors and officers of the Company. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors, which are exclusive of NASCAR sanction fees, totaled approximately $128.7 million, $132.2 million and $134.5 million, for the years ended November 30, 2012, 2013 and 2014, respectively. The Company has outstanding receivables related to NASCAR and its affiliates of approximately $18.5 million and $19.3 million at November 30, 2013 and 2014, respectively.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire NASCAR Sprint Cup, Xfinity and Camping World Truck series schedules. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Sprint Cup, Xfinity and Camping World Truck series event as a component of its sanction fees. The promoter records 90.0 percent of the gross broadcast rights fees as revenue and then records 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors. Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event. The Company’s television broadcast and ancillary rights fees received from NASCAR for the NASCAR Sprint Cup, Xfinity and Camping World Truck series events conducted at its wholly owned facilities were approximately $281.2 million, $292.5 million and $302.9 million in fiscal years 2012, 2013 and 2014, respectively.
In addition, NASCAR and the Company share a variety of expenses in the ordinary course of business. NASCAR pays rent, as well as a related maintenance fee (allocated based on square footage), to the Company for office space in Daytona Beach, Florida. NASCAR pays the Company for radio, program and strategic initiative advertising, hospitality and suite rentals, various tickets and credentials, catering services, participation in a NASCAR racing event banquet, and track and other equipment rentals based on similar prices paid by unrelated, third party purchasers of similar items. The Company pays

NASCAR for certain advertising, participation in NASCAR racing series banquets, the use of NASCAR trademarks and intellectual images and production space for Sprint Vision based on similar prices paid by unrelated, third party purchasers of similar items. The Company’s payments to NASCAR for MRN’s broadcast rights to NASCAR Camping World Truck races represent an agreed-upon percentage of the Company’s advertising revenues attributable to such race broadcasts. NASCAR also reimburses the Company for 50.0 percent of the compensation paid to certain personnel working in the Company’s legal, risk management and transportation departments, as well as 50.0 percent of the compensation expense associated with certain receptionists. The Company reimburses NASCAR for 50.0 percent of the compensation paid to certain personnel working in NASCAR’s legal department. NASCAR’s reimbursement for use of the Company’s mailroom, janitorial services, security services, catering, graphic arts, photo and publishing services, telephone system and the Company’s reimbursement of NASCAR for use of corporate aircraft is based on actual usage or an allocation of total actual usage. The aggregate amount received from NASCAR by the Company for shared expenses, net of amounts paid by the Company for shared expenses, totaled approximately $8.6 million, $9.3 million and $10.5 million during fiscal 2012, 2013 and 2014, respectively.
IMSA, a wholly owned subsidiary of NASCAR, sanctions various events at certain of the Company’s facilities. Standard IMSA sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by IMSA to participants in the events. Sanction fees paid by the Company to IMSA totaled approximately $1.2 million, $1.3 million and $1.3 million for the years ended November 30, 2012, 2013 and 2014, respectively.
AMA Pro Racing, an entity controlled by a member of the France Family Group, sanctions various events at certain of the Company’s facilities. Standard AMA Pro Racing sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by AMA Pro Racing to participants in the events. Sanction fees paid by the Company to AMA Pro Racing totaled approximately $0.6 million, $0.6 million and $0.5 million during fiscal 2012, 2013 and 2014, respectively.
The Company strives to ensure, and management believes that, the terms of the Company’s transactions with NASCAR, IMSA and AMA Pro Racing are no less favorable to the Company than could be obtained in arms-length negotiations.
Certain members of the France Family Group paid the Company for the utilization of security services, event planning, event tickets, purchase of catering services, maintenance services, and certain equipment. The amounts paid for these items were based on actual costs incurred, similar prices paid by unrelated third party purchasers of similar items or estimated fair market values. The net amount received by the Company for these items, totaled approximately $318,000, $398,000 and $320,000 during fiscal 2012, 2013 and 2014, respectively.
Crotty, Bartlett & Kelly, P.A. (“Crotty, Bartlett & Kelly”), is a law firm controlled by family members of W. Garrett Crotty, one of the Company’s executive officers. The Company engages Crotty, Bartlett & Kelly for certain legal and consulting services. The aggregate amount paid to Crotty, Bartlett & Kelly by the Company for legal and consulting services totaled approximately $30,000, $31,000 and $31,000 during fiscal 2012, 2013 and 2014, respectively.
J. Hyatt Brown, one of the Company’s directors, serves as Chairman of Brown & Brown, Inc. (“Brown & Brown”). Brown & Brown has received commissions for serving as the Company’s insurance broker for several of the Company’s insurance policies, including the Company’s property and casualty policy and certain employee benefit programs. The aggregate commissions received by Brown & Brown in connection with the Company’s policies were approximately $466,000, $487,000 and $492,000 during fiscal 2012, 2013 and 2014, respectively. In fiscal 2013 and 2014, Brown & Brown paid the Company approximately $122,000 and $100,000, respectively, for the purchase of tickets. The amounts paid for these items were based on actual costs incurred, similar prices paid by unrelated third party purchasers of similar items or estimated fair market values.
One of the Company’s directors, Christy F. Harris, is Of Counsel to Kinsey, Vincent Pyle, L.C., a law firm that provided legal services to the Company during fiscal 2012, 2013 and 2014. The Company paid approximately $83,000, $114,000 and $78,000 for these services in fiscal 2012, 2013 and 2014, respectively, which were charged to the Company on the same basis as those provided other clients.
NOTE 12 — SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes and interest for the years ended November 30, is summarized as follows (in thousands):

	2012	2013	2014
Income taxes paid	$20,923	$18,141	$51,314

Interest paid	$15,099	$14,731	$14,429

NOTE 13 — LONG-TERM STOCK INCENTIVE PLAN
On November 30, 2014, the Company has two share-based compensation plans, which are described below. Compensation cost included in operating expenses in the accompanying statement of operations for those plans was $1.9 million, $2.5 million, and $2.8 million for the years ended November 30, 2012, 2013 and 2014, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was approximately $0.7 million, $1.0 million and $1.2 million for the years ended November 30, 2012, 2013 and 2014, respectively.
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
The Company granted 171,802, 80,514 and 91,076 shares of restricted stock awards of the Company’s Class A Common Stock during the fiscal years ended November 30, 2012, 2013 and 2014, respectively, to certain officers, managers, and other employees under the Plans. The shares of restricted stock awarded vest at the rate of 50.0 percent on the third anniversary of the award date and the remaining 50.0 percent on the fifth anniversary of the award date. The weighted average grant date fair value of these restricted stock awards was $26.69, $32.87 and $31.44 per share, respectively.
The Company granted 9,168, 9,540 and 8,118 shares of restricted stock awards of the Company’s Class A Common Stock during the fiscal years ended November 30, 2012, 2013 and 2014, respectively, to non-employee directors as partial compensation for their service as a director. The shares of restricted stock awarded vest at the rate of 100.0 percent on the one year anniversary after the date of grant. The weighted average grant date fair value of these restricted share awards was $26.18, $31.47 and $33.28 per share, respectively.

A summary of the status of the Company’s restricted stock as of November 30, 2014, and changes during the fiscal year ended November 30, 2014, is presented as follows:

	Restricted Shares	Weighted- Average Grant- Date Fair Value (Per Share)	Weighted- Average Remaining Contractual Term (Years)
Unvested at November 30, 2013	338,389	$28.88
Granted	99,194	31.59
Vested	(48,316)	28.28
Forfeited	(20,287)	29.16
Unvested at November 30, 2014	368,980	29.68	3.5
As of November 30, 2014, there was approximately $5.2 million of total unrecognized compensation cost related to unvested restricted stock awards granted under the Stock Plans. This cost is expected to be recognized over a weighted-average period of approximately 3.5 years . The total fair value of restricted stock awards vested during the fiscal years ended November 30, 2012, 2013 and 2014, was approximately $1.3 million, $1.3 million and $1.5 million, respectively.
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

A summary of option activity under the Stock Plan as of November 30, 2014, and changes during the year then ended is presented as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2013	194,073	$41.03
Expired	(31,025)	47.38
Exercised	—	—
Forfeited	—	—
Outstanding at November 30, 2014	163,048	39.82	3.4	$324,338

Vested and Exercisable at November 30, 2014	163,048	$39.82	3.4	$324,338
There were no options granted in fiscal years 2012, 2013 and 2014. There were zero, 13,250, and zero options exercised during fiscal years 2012, 2013and 2014, respectively. The total intrinsic value of options exercised during the fiscal years ended November 30, 2012, 2013 and 2014, respectively were approximately zero, $102,000 and zero, respectively. The actual tax benefit realized for the tax deductions from exercise of the stock options totaled approximately zero, $40,000 and zero for the fiscal years ended November 30, 2012, 2013and 2014, respectively.
As of November 30, 2014, there was no unrecognized compensation cost related to unvested stock options granted under the Stock Plan.
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
At November 30, 2014, the Company had money market funds totaling approximately $62.6 million and are included in cash and cash equivalents in consolidated balance sheets. All inputs used to determine fair value are considered level 1 inputs.
Fair values of long-term debt are based on quoted market prices at the date of measurement. The Company’s credit facilities approximate fair value as they bear interest rates that approximate market. These inputs used to determine fair value are considered level 2 inputs. At November 30, 2014, the fair value of the long-term debt, as determined by quotes from financial institutions, was approximately $291.2 million compared to the carrying amount of approximately $271.7 million.
The Company had no level 3 inputs as of November 30, 2014.
NOTE 15 — QUARTERLY DATA (UNAUDITED)
The Company derives most of its income from a limited number of NASCAR-sanctioned races. As a result, the Company’s business has been, and is expected to remain, highly seasonal based on the timing of major events.
The following table presents certain unaudited financial data for each quarter of fiscal 2013 and 2014 (in thousands, except per share amounts):

	Fiscal Quarter Ended
	February 28, 2013	May 31, 2013	August 31, 2013	November 30, 2013
Total revenue	$128,552	$178,374	$117,046	$188,668
Operating income	25,147	37,080	(13,067)	29,532
Net income (loss)	13,513	22,440	(7,866)	17,205
Basic and diluted earnings (loss) per share	0.29	0.48	(0.17)	0.37

	Fiscal Quarter Ended
	February 28, 2014	May 31, 2014	August 31, 2014	November 30, 2014
Total revenue	$131,789	$190,311	$130,083	$199,753
Operating income (loss)	22,339	34,739	(3,525)	39,838
Net income	19,895	21,469	191	25,824
Basic and diluted earnings per share	0.43	0.46	—	0.55

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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at prices comparable to unaffiliated customers. Intersegment revenues were approximately $2.1 million, $2.4 million and $2.0 million for the years ended November 30, 2012, 2013 and 2014, respectively. The following table shows information by operating segment (in thousands):

	For the Year Ended November 30, 2012
	Motorsports Event	All Other	Total
Revenues	$585,097	$29,338	$614,435
Depreciation and amortization	71,781	6,089	77,870
Operating income (loss)	107,118	(2,109)	105,009
Equity investments income	—	2,757	2,757
Capital expenditures	79,334	3,538	82,872
Total assets	1,598,551	343,190	1,941,741
Equity investments	—	146,378	146,378

	For the Year Ended November 30, 2013
	Motorsports Event	All Other	Total
Revenues	$589,435	$25,618	$615,053
Depreciation and amortization	88,499	5,490	93,989
Operating income (loss)	82,500	(3,808)	78,692
Equity investments income	—	9,434	9,434
Capital expenditures	81,938	3,601	85,539
Total assets	1,520,069	497,437	2,017,506
Equity investments	—	134,327	134,327

	For the Year Ended November 30, 2014
	Motorsports Event	All Other	Total
Revenues	$609,973	$43,981	$653,954
Depreciation and amortization	84,614	5,738	90,352
Operating income (loss)	99,332	(5,941)	93,391
Equity investments income	—	8,916	8,916
Capital expenditures	177,318	6,618	183,936
Total assets	1,621,726	455,925	2,077,651
Equity investments	—	122,565	122,565

Schedule II — Valuation and Qualifying Accounts (in thousands)

Description	Balance beginning of period	Additions charged to costs and expenses	Deductions (A)	Balance at end of period
For the year ended November 30, 2012 Allowance for doubtful accounts	$1,000	$341	$341	$1,000
For the year ended November 30, 2013 Allowance for doubtful accounts	1,000	382	382	1,000
For the year ended November 30, 2014 Allowance for doubtful accounts	1,000	101	101	1,000

(A)	Uncollectible accounts written off, net of recoveries.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at November 30, 2014, and during the period prior to and including the date of this report.
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
January 27, 2015
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
We, under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, assessed the Company’s internal control over financial reporting as of November 30, 2014, based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of November 30, 2014, based on the specified criteria. There were no changes in our internal control over financial reporting during the quarter ended November 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
ITEM 9B. OTHER INFORMATION
None
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is set forth under the headings “Directors, Nominees, and Officers ” and under the subheading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2015 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after November 30, 2014 in connection with the solicitation of proxies for the Company’s 2015 annual meeting of shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is set forth under the heading “Executive Compensation” and under the heading “Directors, Nominees and Officers” in the Company’s 2015 Proxy Statement to be filed with the SEC within 120 days after November 30, 2014 and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is set forth under the headings “Voting Securities and Principal Holders” and under the heading “Directors, Nominees and Officers” in the Company’s 2015 Proxy Statement to be filed with the SEC within 120 days after November 30, 2014 and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is set forth under the heading under the subheading "Compensation Committee Interlocks and Insider Participation" under the heading "Executive Compensation" and under the subheadings "Directors Holding Office Until 2015 Annual Meeting", "Board Leadership" and “Certain Relationships and Related Transactions” under the heading “Directors, Nominees and Officers” in the Company’s 2015 Proxy Statement to be filed with the SEC within 120 days after November 30, 2014 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is set forth under the heading "Registered Independent Public Accounting Firm" and subheading “Policy on Audit Committee Pre-Approval Policies and Procedures” under the heading “Registered Independent Public Accounting Firm” in the Company’s 2015 Proxy Statement to be filed with the SEC within 120 days after November 30, 2014 and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as a part of this report
1. Consolidated Financial Statements listed below:
International Speedway Corporation
Consolidated Balance Sheets
— November 30, 2013 and 2014
Consolidated Statements of Operations
— Years ended November 30, 2012, 2013, and 2014
Consolidated Statements of Comprehensive Income
— Years ended November 30, 2012, 2013, and 2014
Consolidated Statements of Changes in Shareholders’ Equity
— Years ended November 30, 2012, 2013, and 2014
Consolidated Statements of Cash Flows
— Years ended November 30, 2012, 2013, and 2014
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
Dated: January 27, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lesa France Kennedy	Chief Executive Officer and Vice Chairman of the Board (Principal Executive Officer)	January 27, 2015
Lesa France Kennedy

/s/ Daniel W. Houser	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	January 27, 2015
Daniel W. Houser

/s/ James C. France
James C. France	Chairman of the Board	January 27, 2015

/s/ Brian Z. France
Brian Z. France	Director	January 27, 2015

/s/ Larry Aiello, Jr.
Larry Aiello, Jr.	Director	January 27, 2015

/s/ J. Hyatt Brown
J. Hyatt Brown	Director	January 27, 2015

/s/ William P. Graves
William P. Graves	Director	January 27, 2015

/s/ Christy F. Harris
Christy F. Harris	Director	January 27, 2015

/s/ Morteza Hosseini – Kargar
Morteza Hosseini – Kargar	Director	January 27, 2015

/s/ Edsel B. Ford II
Edsel B. Ford II	Director	January 27, 2015

/s/ Sonia M. Green
Sonia M. Green	Director	January 27, 2015

/s/ Larry Woodard
Larry Woodard	Director	January 27, 2015