Form 10-Q
period 2015-02-28
INTERNATIONAL SPEEDWAY CORP
filed 2015-04-07
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
 FORM 10-Q
_________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2015
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class A Common Stock	26,616,977 shares	as of February 28, 2015
Class B Common Stock	19,966,496 shares	as of February 28, 2015

INTERNATIONAL SPEEDWAY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED FEBRUARY 28, 2015

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30, 2014	February 28, 2015
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$158,847	$161,864
Receivables, less allowance of $1,000 in 2014 and 2015, respectively	27,598	83,281
Inventories	4,030	2,629
Income taxes receivable	6,202	862
Deferred income taxes	2,789	2,789
Prepaid expenses and other current assets	8,099	12,999
Total Current Assets	207,565	264,424
Property and Equipment, net of accumulated depreciation of $818,084 and $841,406 respectively	1,381,190	1,395,699
Other Assets:
Equity investments	122,565	118,972
Intangible assets, net	178,629	178,627
Goodwill	118,791	118,791
Other	68,911	65,917
	488,896	482,307
Total Assets	$2,077,651	$2,142,430
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$3,435	$3,366
Accounts payable	41,491	35,038
Deferred income	33,043	85,934
Other current liabilities	18,813	20,147
Total Current Liabilities	96,782	144,485
Long-Term Debt	268,311	268,118
Deferred Income Taxes	354,276	357,413
Long-Term Deferred Income	9,548	8,286
Other Long-Term Liabilities	2,302	1,873
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 26,248,081 and 26,248,787 issued and outstanding in 2014 and 2015, respectively	262	262
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 19,967,202 and 19,966,496 issued and outstanding in 2014 and 2015, respectively	200	200
Additional paid-in capital	447,518	448,224
Retained earnings	902,433	917,386
Accumulated other comprehensive loss	(3,981)	(3,817)
Total Shareholders’ Equity	1,346,432	1,362,255
Total Liabilities and Shareholders’ Equity	$2,077,651	$2,142,430
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Three Months Ended
	February 28, 2014	February 28, 2015
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$30,055	$30,544
Motorsports related	85,228	87,431
Food, beverage and merchandise	13,208	14,735
Other	3,298	3,842
	131,789	136,552
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	27,151	27,296
Motorsports related	22,824	23,498
Food, beverage and merchandise	10,102	12,443
General and administrative	24,380	26,136
Depreciation and amortization	22,773	24,009
Losses on asset retirements	2,220	1,579
	109,450	114,961
Operating income	22,339	21,591
Interest income	23	19
Interest expense	(3,133)	(1,468)
Equity in net income from equity investments	1,619	3,244
Other	5,458	26
Income before income taxes	26,306	23,412
Income taxes	6,411	8,459
Net income	$19,895	$14,953

Earnings per share:
Basic and diluted	$0.43	$0.32

Basic weighted average shares outstanding	46,515,208	46,583,832

Diluted weighted average shares outstanding	46,530,016	46,596,605
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Comprehensive Income

	Three Months Ended
	February 28, 2014	February 28, 2015
	(Unaudited)
	(In Thousands)
Net income	$19,895	$14,953
Other comprehensive income:
Amortization of terminated interest rate swap, net of tax benefit of $106 and $106, respectively	164	164
Comprehensive income	$20,059	$15,117
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statement of Shareholders’ Equity

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(Unaudited) (In Thousands)
Balance at November 30, 2014	$262	$200	$447,518	$902,433	$(3,981)	$1,346,432
Activity 12/1/14 — 2/28/15:
Net income	—	—	—	14,953	—	14,953
Comprehensive income	—	—	—	—	164	164
Stock-based compensation	—	—	706	—	—	706
Balance at February 28, 2015	$262	$200	$448,224	$917,386	$(3,817)	$1,362,255
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Three Months Ended
	February 28, 2014	February 28, 2015
	(Unaudited)
	(In Thousands)
OPERATING ACTIVITIES
Net income	$19,895	$14,953
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on assumption of controlling interest in equity investee	(5,447)	—
Depreciation and amortization	22,773	24,009
Stock-based compensation	429	706
Amortization of financing costs	444	445
Interest received on Staten Island note receivable	214	1,162
Deferred income taxes	6,206	3,032
Income from equity investments	(1,619)	(3,244)
Distribution from equity investee	1,906	3,520
Loss on asset retirements, non-cash	18	379
Other, net	(16)	(6)
Changes in operating assets and liabilities:
Receivables, net	(54,518)	(55,683)
Inventories, prepaid expenses and other assets	(11,743)	(3,748)
Accounts payable and other liabilities	2,364	2,237
Deferred income	40,621	51,629
Income taxes	16,051	5,339
Net cash provided by operating activities	37,578	44,730
INVESTING ACTIVITIES
Capital expenditures	(31,247)	(43,418)
Distribution from equity investee and affiliate	2,594	1,980
Proceeds from sale of Staten Island property	6,100	—
Cash included in assumption of ownership interest in equity investee	4,686	—
Other, net	235	3
Net cash used in investing activities	(17,632)	(41,435)
FINANCING ACTIVITIES
Payment of long-term debt	(175)	(278)
Net cash used in financing activities	(175)	(278)
Net increase in cash and cash equivalents	19,771	3,017
Cash and cash equivalents at beginning of period	172,827	158,847
Cash and cash equivalents at end of period	$192,598	$161,864
See accompanying notes

International Speedway Corporation
Notes to Consolidated Financial Statements
February 28, 2015
(Unaudited)

1. Basis of Presentation
The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States for interim financial information but do not include all of the information and disclosures required for complete financial statements. The balance sheet at November 30, 2014, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest annual report on Form 10-K for International Speedway Corporation and its wholly-owned subsidiaries (the “Company” or “ISC”). In management’s opinion, the statements include all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature.
Because of the seasonal concentration of racing events, the results of operations for the three months ended February 28, 2014 and 2015, respectively, are not indicative of the results to be expected for the year.
2. New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, in conjunction with the International Accounting Standards Board, issued ASU No. 2014-09, "Revenue from Contracts with Customers". The objective of this Update is to significantly enhance comparability and clarify principles of revenue recognition practices across entities, industries, jurisdictions, and capital markets. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The standard can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting this new guidance on its financial position and results of operations and will adopt the provisions of this statement in the first quarter of fiscal 2018.
3. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three months ended February 28, 2014 and 2015 (in thousands, except share and per share amounts):

	Three Months Ended
	February 28, 2014	February 28, 2015
Numerator:
Net income	$19,895	$14,953
Denominator:
Weighted average shares outstanding	46,515,208	46,583,832
Effect of dilutive securities	14,808	12,773
Diluted weighted average shares outstanding	46,530,016	46,596,605

Basic and diluted earnings per share	$0.43	$0.32

Anti-dilutive shares excluded in the computation of diluted earnings per share	136,501	104,909
4. Equity and Other Investments
Hollywood Casino at Kansas Speedway
Kansas Entertainment, LLC, (“Kansas Entertainment”) a 50/50 joint venture of Penn Hollywood Kansas, Inc. (“Penn”), a subsidiary of Penn National Gaming, Inc. and Kansas Speedway Development Corporation (“KSDC”), a wholly owned indirect subsidiary of ISC, operates the Hollywood-themed casino and branded destination entertainment facility, overlooking turn two at Kansas Speedway. Penn, as the managing member of Kansas Entertainment, is responsible for the operations of the casino.
The Company has accounted for Kansas Entertainment as an equity investment in its financial statements as of February 28, 2014 and 2015. The Company's 50.0 percent portion of Kansas Entertainment’s net income is approximately $1.6 million and $3.2 million for the three months ended February 28, 2014 and 2015, respectively, and is included in income from equity investments in its consolidated statements of operations.
Per the Development Agreement with the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”), the casino is subject to a 1.0 percent of gross gaming revenue payment if it had not commenced construction on an adjacent hotel by the second anniversary of its opening, which was February 2014. In June 2014, the Unified Government approved an extension of the construction commencement date to give the Unified Government time to complete a feasibility analysis for a new convention center that could be integrated with the hotel. Recently, the Unified Government decided not to proceed with the integrated development, leaving Kansas Entertainment until April 10, 2015, to commence construction on the adjacent hotel prior to the enforcement of the aforementioned payment.
The final decision to move forward with the proposed hotel will be market-based and subject to approval by Kansas Entertainment’s board. Should Kansas Entertainment ultimately not build the hotel it will be subject to the payment from the second anniversary of its opening forward. Accordingly, beginning February 2014, Kansas Entertainment began recording expense equal to 1.0 percent of gross gaming revenue since it did not proceed with construction of a hotel by the original deadline. Included in the Company's income from equity investment amounts for the three months ended February 28, 2014 and 2015 is approximately $0.1 million and $0.2 million, expense, respectively, related to this payment. The Company's share of this payment liability accrued from February 2014 through February 28, 2015 totaled approximately $0.7 million. At this time it is unlikely hotel construction will commence prior to the April 10, 2015, deadline and that Kansas Entertainment will be compelled to pay the accrued payment from the second anniversary of opening forward until such time as it may commence construction on a proposed hotel adjacent to the gaming facility.
Distributions from Kansas Entertainment for the three months ended February 28, 2015 totaling $5.5 million, consist of approximately $3.5 million received as a distribution from its profits, and is included in net cash provided by operating activities on the Company's statement of cash flows, and the remaining approximately $2.0 million received, was recognized as a return of capital from investing activities on the Company's statement of cash flows. Distributions from Kansas Entertainment for the three months ended February 28, 2014 totaling $4.5 million, consist of approximately $1.9 million received as a distribution from its profits, and is included in net cash provided by operating activities on the Company's statement of cash flows, and the remaining approximate $2.6 million received, was recognized as a return of capital from investing activities on the Company's statement of cash flows.
Subsequent to February 28, 2015, the Company received an additional distribution of approximately $8.0 million.
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
The Company received $7.5 million, less closing and other administrative costs, of the sales price at closing. The remaining sales price was financed with the Company holding a secured mortgage interest in 380 Development as well as the underlying property. The mortgage balance bears interest at an annual rate of 7.0 percent. In accordance with the terms of the agreement, the Company has received a principal payment of approximately $6.1 million plus interest on the mortgage balance through February 28, 2015, and will receive the remaining purchase price of $66.4 million, due March 5, 2016. Interest on the remaining mortgage balance is due quarterly, in arrears, and Marine Development is current with all payments through April 2015. Based on the level of Marine Development's initial investment at closing and continuing investment, the Company has accounted for the transaction using the cost recovery method and has deferred the recognition of profit of approximately $1.9 million, and interest totaling approximately $6.7 million at February 28, 2015, until the carrying amount of the property is recovered, which will not be until the final payment is made.
The net proceeds from the sale, combined with the mortgage interest and related cash tax benefits, will provide the Company with approximately $118.0 million in incremental cash flow through the term of the mortgage.

5. Goodwill and Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of the major classes of intangible assets relating to the Motorsports Event segment are as follows (in thousands):

	November 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$9	$1
Other	109	87	22
Total amortized intangible assets	119	96	23
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793
Total non-amortized intangible assets	178,606	—	178,606
Total intangible assets	$178,725	$96	$178,629

	February 28, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$10	$—
Other	109	88	21
Total amortized intangible assets	119	98	21
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793
Total non-amortized intangible assets	178,606	—	178,606
Total intangible assets	$178,725	$98	$178,627
The following table presents current and expected amortization expense of the existing intangible assets as of February 28, 2015 for each of the following periods (in thousands):

Amortization expense for the three months ended February 28, 2015	$2
Remaining estimated amortization expense for the year ending November 30:
2015	6
2016	3
2017	1
2018	1
2019	1
There were no changes in the carrying value of goodwill during the three months ended February 28, 2015.

6. Long-Term Debt
Long-term debt consists of the following (in thousands):

	November 30, 2014	February 28, 2015
4.63 percent Senior Notes	$65,000	$65,000
3.95 percent Senior Notes	100,000	100,000
4.82 percent Revenue Bonds	339	256
6.25 percent Term Loan	49,524	49,329
TIF bond debt service funding commitment	56,883	56,899
Revolving Credit Facility	—	—
	271,746	271,484
Less: current portion	3,435	3,366
	$268,311	$268,118
The Company's $65.0 million principal amount of senior unsecured notes (“4.63 percent Senior Notes”) bear interest at 4.63 percent and are due January 2021, require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.63 percent Senior Notes may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company’s wholly owned domestic subsidiaries are guarantors of the 4.63 percent Senior Notes. Certain restrictive covenants of the 4.63 percent Senior Notes require that the Company's ratio of its Consolidated Funded Indebtedness to its Consolidated EBITDA ("leverage ratio") does not exceed 3.50 to 1.0, and its Consolidated EBITDA to Consolidated Interest Expense ("interest coverage ratio") is not less than 2.0 to 1.0. In addition the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 4.63 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of February 28, 2015, the Company was in compliance with its various restrictive covenants. At February 28, 2015, outstanding principal on the 4.63 percent Senior Notes was approximately $65.0 million.
The Company's $100.0 million principal amount of senior unsecured notes (“3.95 percent Senior Notes”) bear interest at 3.95 percent and are due September 2024. The 3.95 percent Senior Notes require semi-annual interest payments on March 13 and September 13 through their maturity. The 3.95 percent Senior Notes may be redeemed in whole or in part, at the Company's option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company's wholly owned domestic subsidiaries are guarantors of the 3.95 percent Senior Notes. Certain restrictive covenants of the 3.95 percent Senior Notes require that the Company's leverage ratio does not exceed 3.50 to 1.0, and its interest coverage ratio is not less than 2.0 to 1.0. In addition the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 3.95 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of February 28, 2015, the Company was in compliance with its various restrictive covenants. At February 28, 2015, outstanding principal on the 3.95 percent Senior Notes was approximately $100.0 million.
Debt associated with the Company's wholly owned subsidiary, Chicagoland Speedway, LLC, which owns and operates Chicagoland Speedway and Route 66 Raceway, has debt outstanding in the form of revenue bonds payable (“4.82 percent Revenue Bonds”), consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.82 percent Revenue Bonds have an interest rate of 4.82 percent and a monthly payment of $29,000 principal and interest. At February 28, 2015, outstanding principal on the 4.82 percent Revenue Bonds was approximately $0.3 million.
The term loan (“6.25 percent Term Loan”), related to the Company’s International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.25 percent, and a current monthly payment of approximately $323,000. At February 28, 2015, the outstanding principal on the 6.25 percent Term Loan was approximately $49.3 million.
At February 28, 2015, outstanding taxable special obligation revenue (“TIF”) bonds, in connection with the financing of Kansas Speedway, totaled approximately $56.9 million, net of the unamortized discount, which is comprised of a $7.7 million principal amount, 6.15 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.75 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.

The Company's $300.0 million revolving credit facility (“2012 Credit Facility”) contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions, provides for separate sub-limits of $25.0 million for standby letters of credit and $10.0 million for swing line loans. The 2012 Credit Facility is scheduled to mature in November 2017. Interest accrues, at the Company's option, at either LIBOR plus 100.0 — 162.5 basis points or a base rate loan at the highest of i) Wells Fargo Bank's prime lending rate, ii) the Federal Funds rate, as in effect from time to time, plus 0.5 percent, and iii) one month LIBOR plus 1.0 percent. The 2012 Credit Facility also contains a commitment fee ranging from 0.125 percent to 0.225 percent of unused amounts available for borrowing. The interest rate margin on the LIBOR borrowings and commitment fee are variable depending on the better of the Company's debt rating as determined by specified rating agencies or its leverage ratio. Certain of the Company's wholly owned domestic subsidiaries are guarantors on the 2012 Credit Facility. The 2012 Credit Facility requires that the Company's leverage ratio does not exceed 3.50 to 1.0 (4.0 to 1.0 for the four quarters ending after any Permitted Acquisition), and its interest coverage ratio is not less than 2.5 to 1.0. The 2012 Credit Facility also contains various other affirmative and negative restrictive covenants including, among others, limitations on indebtedness, investments, sales of assets, certain transactions with affiliates, entering into certain restrictive agreements and making certain restricted payments as detailed in the agreement. As of February 28, 2015, the Company was in compliance with its various restrictive covenants. At February 28, 2015, the Company had no outstanding borrowings under the 2012 Credit Facility.
Total interest expense incurred by the Company for the three months ended February 28, 2014 and 2015, are as follows (in thousands):

	Three Months Ended
	February 28, 2014	February 28, 2015
Interest expense	$4,114	$4,073
Less: capitalized interest	981	2,605
Net interest expense	$3,133	$1,468
Financing costs of approximately $3.7 million and $3.6 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2014 and February 28, 2015, respectively. These costs are being amortized on a straight-line method, which approximates the effective yield method, over the life of the related financing.
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
At February 28, 2015, the Company had money market funds totaling approximately $62.6 million which are included in cash and cash equivalents in its consolidated balance sheets. All inputs used to determine fair value are considered level 1 inputs.
Fair values of long-term debt are based on quoted market prices at the date of measurement. The Company’s credit facilities approximate fair value as they bear interest rates that approximate market. These inputs used to determine fair value are considered level 2 inputs. The fair value of the remaining long-term debt, as determined by quotes from financial institutions, was approximately $291.2 million compared to the carrying amount of approximately $271.7 million and approximately $293.0 million compared to the carrying amount of approximately $271.5 million at November 30, 2014 and February 28, 2015, respectively.
The Company had no financial instruments that used level 3 inputs as of February 28, 2015.

8. Comprehensive Income
Comprehensive income is the changes in equity of an enterprise except those resulting from shareholder transactions. Accumulated other comprehensive loss consists of the following (in thousands):

	November 30, 2014	February 28, 2015
Terminated interest rate swap, net of tax benefit of $2,600 and $2,494, respectively	$3,981	$3,817
9. Income Taxes
The principal causes of the decreased effective income tax rate, as compared to the statutory income tax rate, for the three months ended February 28, 2014 are the tax treatment related to the other income recognized as a result of Speedway Motorsports Inc.'s abandonment of their interest in SMISC, LLC on January 31, 2014, including the related tax benefits associated with various operating loss carryforwards of Motorsports Authentics, Inc. and certain tax filing positions of SMISC, LLC totaling approximately $1.8 million. Decreases in certain state tax rates are the principal causes of the decreased effective tax rate, as compared to the statutory income tax rate, for the three months ended February 28, 2015.
As a result of these items, the Company's effective income tax rate decreased from the statutory income tax rate to approximately 24.4 percent and 36.1 percent for the three months ended February 28, 2014 and 2015, respectively.
10. Related Party Disclosures and Transactions
All of the racing events that take place during the Company’s fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association, the American Motorcyclist Association, the Automobile Racing Club of America, the American Sportbike Racing Association — Championship Cup Series, the Federation Internationale de L’Automobile, the Federation Internationale Motocycliste, International Motor Sports Association (“IMSA”), Historic Sportscar Racing, IndyCar Series, National Association for Stock Car Auto Racing (“NASCAR”), National Hot Rod Association, the Porsche Club of America, the Sports Car Club of America, the Sportscar Vintage Racing Association, the United States Auto Club and the World Karting Association. NASCAR, which sanctions many of the Company’s principal racing events, is a member of the France Family Group which controls approximately 72.0 percent of the combined voting power of the outstanding stock of the Company, as of November 30, 2014, and some members of which serve as directors and officers of the Company. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors, which are exclusive of NASCAR sanction fees, totaled approximately $23.7 million and $23.5 million for the three months ended February 28, 2014 and 2015, respectively.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire NASCAR Sprint Cup, Xfinity and Camping World Truck series schedules. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Sprint Cup, Xfinity and Camping World Truck series event as a component of its sanction fees. The promoter records 90.0 percent of the gross broadcast rights fees as revenue and then records 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors. Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event. The Company’s television broadcast and ancillary rights fees received from NASCAR for the NASCAR Sprint Cup, Xfinity, and Camping World Truck series events conducted at its wholly owned facilities, and recorded as part of motorsports related revenue, were approximately $58.0 million and $58.6 million for the three months ended February 28, 2014 and 2015, respectively.
11. Commitments and Contingencies
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal and any required premium and interest on the 2002 STAR Bonds. At February 28, 2015, the Unified Government had approximately $1.2 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.

In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling approximately $4.0 million at February 28, 2015. At February 28, 2015, there were no amounts drawn on the standby letters of credit.
DAYTONA Rising: Reimagining an American Icon
The Company is currently redeveloping the frontstretch of Daytona International Speedway ("Daytona"), the Company's 56-year-old flagship motorsports facility, to enhance the event experience for its fans, marketing partners, broadcasters and the motorsports industry. The redevelopment of Daytona has been branded DAYTONA Rising.
The Company currently anticipates DAYTONA Rising to cost approximately $400.0 million, excluding capitalized interest. The Company expects to fund DAYTONA Rising from cash on hand, cash from its operations, and may use borrowings on its credit facility for a limited period of time. In June 2014, House Bill 7095 was signed in Florida creating the Florida Sports Development Program, establishing a process for distributing state tax revenue for the construction or improvement of professional sports facilities. The DAYTONA Rising project is among the eligible applicants to receive sales tax incentives based on the project’s capital investment and amount of sales tax generated by the facility. The Company has filed its application and recently received approval from the state's Department of Economic Opportunity. The new program could potentially provide additional capital for the project. The Company, along with other applicants, are awaiting final decision on allocation of available funds.
Total spending incurred for DAYTONA Rising was approximately $37.5 million during the three months ended February 28, 2015. Based on the Company's current expectations of DAYTONA Rising, it has identified existing assets that are expected to be impacted by the redevelopment and that those assets will require accelerated depreciation or losses on asset retirements, totaling approximately $50.0 million over the approximate 26-month project time span. During the three months ended February 28, 2014 and 2015, the Company recognized accelerated depreciation and losses on disposal of assets totaling approximately $4.2 million and $4.3 million, respectively
As part of DAYTONA Rising, the Company entered into a Design-Build Agreement with Barton Malow Company (“Barton Malow”), which obligates the Company to pay Barton Malow approximately $316.0 million for the completion of the work described in the Design-Build Agreement. The amount is a stipulated sum to be paid for the work, which may not change unless the Company requests a change in the scope of work. The Design-Build Agreement contains certain provisions and representations usual and customary for agreements of this type, including, among others, provisions regarding liquidated damages to be assessed for work that is not completed according to the agreed upon schedule, provisions regarding payment schedules, and provisions regarding bonding and liability insurance policies applicable to the work. In addition, the Design-Build Agreement contains customary provisions regarding termination, review and inspection of the work, warranties and the use of subcontractors.
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at prices comparable to unaffiliated customers. The following tables provide segment reporting of the Company for the three months ended February 28, 2014 and 2015 (in thousands):

	Three Months Ended February 28, 2014
	Motorsports Event	All Other	Total
Revenues	$126,526	$5,602	$132,128
Depreciation and amortization	21,304	1,469	22,773
Operating income (loss)	24,758	(2,419)	22,339
Capital expenditures	30,361	886	31,247
Total assets	1,589,960	503,082	2,093,042
Equity investments	—	131,431	131,431
	Three Months Ended February 28, 2015
	Motorsports Event	All Other	Total
Revenues	$124,749	$12,139	$136,888
Depreciation and amortization	22,688	1,321	24,009
Operating income (loss)	24,366	(2,775)	21,591
Capital expenditures	40,857	2,561	43,418
Total assets	1,680,351	462,079	2,142,430
Equity investments	—	118,972	118,972
Intersegment revenues were approximately $0.3 million and $0.3 million for the three months ended February 28, 2014 and 2015, respectively.
During the three months ended February 28, 2015, the Company recognized approximately $0.3 million in marketing and consulting costs that is included in general and administrative expense related to DAYTONA Rising. These costs were included in the Motorsports Event segment. During the three months ended February 28, 2014, the Company recognized approximately $0.4 million of similar costs.
During the three months ended February 28, 2015, the Company recognized approximately $3.9 million of accelerated depreciation that was recorded due to the shortening the service lives of certain assets associated with DAYTONA Rising and other projects. During the three months ended February 28, 2014, the Company recognized approximately $3.0 million of accelerated depreciation that was recorded due to the shortening the service lives of certain assets associated with DAYTONA Rising and capacity management initiatives.
During the three months ended February 28, 2015, the Company recognized approximately $1.6 million of losses primarily attributable to demolition costs in connection with DAYTONA Rising and other capital improvements. During the three months ended February 28, 2014, the Company recognized approximately $2.2 million of losses associated with asset retirements primarily attributable to the removal of assets not fully depreciated in connection with capacity management initiatives, DAYTONA Rising and other capital improvements.

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
Impairment of Long-lived Assets, Goodwill and Other Intangible Assets. Our consolidated balance sheets include significant amounts of long-lived assets, goodwill and other intangible assets which could be subject to impairment. During the three months ended February 28, 2014 and 2015, we recorded before-tax charges as losses on retirements of long-lived assets primarily attributable to costs to remove certain other long-lived assets located at our motorsports facilities totaling approximately $2.2 million and $1.6 million, respectively.
As of February 28, 2015, goodwill and other intangible assets and property and equipment accounts for approximately $1.7 billion, or 79.0 percent of our total assets. We account for our goodwill and other intangible assets in accordance with ASC 350, “Intangibles — Goodwill and Other,” and for our long-lived assets in accordance with ASC 360, “Property, Plant and Equipment.”
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
In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments we exert significant influence on the investee but do not have effective control over the investee, which adds an additional element of risk that can adversely impact our financial position and results of operations. The carrying value of our equity investments was $119.0 million at February 28, 2015.
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
Equity and Other Investments
Hollywood Casino at Kansas Speedway
Kansas Entertainment, LLC, (“Kansas Entertainment”) a 50/50 joint venture of Penn Hollywood Kansas, Inc. (“Penn”), a subsidiary of Penn National Gaming, Inc. and Kansas Speedway Development Corporation (“KSDC”), a wholly owned indirect subsidiary of ISC, operates the Hollywood-themed casino and branded destination entertainment facility, overlooking turn two at Kansas Speedway. Penn, as managing member of Kansas Entertainment, is responsible for the operations of the casino.

We have accounted for Kansas Entertainment as an equity investment in our financial statements as of February 28, 2014 and 2015. Our 50.0 percent portion of Kansas Entertainment’s net income is approximately $1.6 million and $3.2 million for the three months ended February 28, 2014 and 2015, respectively, and is included in income from equity investments in our consolidated statements of operations.
Per the Development Agreement with the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”), the casino is subject to a 1.0 percent of gross gaming revenue payment if it had not commenced construction on an adjacent hotel by the second anniversary of its opening, which was February 2014. In June 2014, the Unified Government approved an extension of the construction commencement date to give the Unified Government time to complete a feasibility analysis for a new convention center that could be integrated with the hotel. Recently, the Unified Government decided not to proceed with the integrated development, leaving Kansas Entertainment 100 days after the Unified Government’s notification of its decision, that date being April 10, 2015, to commence construction prior to the enforcement of the aforementioned payment.
The final decision to move forward with the proposed hotel will be market-based and subject to approval by Kansas Entertainment’s board. Should Kansas Entertainment ultimately not build the hotel it will be subject to the payment from the second anniversary of its opening forward. Accordingly, beginning February 2014, Kansas Entertainment began recording expense equal to 1.0 percent of gross gaming revenue since it did not proceed with construction of a hotel by the original deadline. Included in our income from equity investment amounts for the three months ended February 28, 2014 and 2015 is approximately $0.1 million and $0.2 million expense, respectively, related to this payment. Our share of this payment liability accrued from February 2014 through February 28, 2015 totaled approximately $0.7 million. At this time it is unlikely hotel construction will commence prior to the April 10, 2015, deadline and that Kansas Entertainment will be compelled to pay the accrued payment from the second anniversary of opening forward until such time as it may commence construction on a proposed hotel adjacent to the gaming facility.
Distributions from Kansas Entertainment for the three months ended February 28, 2015 totaling $5.5 million, consist of approximately $3.5 million received as a distribution from its profits, and is included in net cash provided by operating activities on our statement of cash flows, with the remaining approximately $2.0 million received recognized as a return of capital from investing activities. Distributions from Kansas Entertainment for the three months ended February 28, 2014 totaling $4.5 million, consist of approximately $1.9 million received as a distribution from its profits, and is included in net cash provided by operating activities on our statement of cash flows, with the remaining approximate $2.6 million received recognized as a return of capital from investing activities.
Subsequent to February 28, 2015, we received an additional distribution of approximately $8.0 million.
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
We received $7.5 million, less closing and other administrative costs, of the sales price at closing. The remaining sales price was financed with us holding a secured mortgage interest in 380 Development as well as the underlying property. The mortgage balance bears interest at an annual rate of 7.0 percent. In accordance with the terms of the agreement, we have received a principal payment of approximately $6.1 million plus interest on the mortgage balance through February 28, 2015, and we will receive the remaining purchase price of $66.4 million, due March 5, 2016. Interest on the remaining mortgage balance is due quarterly, in arrears, and Marine Development is current with all payments through April 2015. Based on the level of Marine Development's initial investment at closing and continuing investment, we have accounted for the transaction using the cost recovery method and has deferred the recognition of profit of approximately $1.9 million, and interest totaling approximately $6.7 million at February 28, 2015, until the carrying amount of the property is recovered, which will not be until the final payment is made.
The net proceeds from the sale, combined with the mortgage interest and related cash tax benefits, will provide us with approximately $118.0 million in incremental cash flow through the term of the mortgage.

Income Taxes
The principal causes of the decreased income tax rate, as compared to the statutory income tax rate, for the three months ended February 28, 2014 are the tax treatment related to the other income recognized as a result of Speedway Motorsports Inc.'s (“SMI”) abandonment of their interest in SMISC, LLC on January 31, 2014, including the related tax benefits associated with various operating loss carryforwards of Motorsports Authentics, Inc. and certain tax filing positions of SMISC, LLC totaling approximately $1.8 million. Decreases in certain state tax rates are the principal causes of the decreased effective income tax rate, as compared to the statutory income tax rate, for the three months ended February 28, 2015.
As a result of these items, our effective income tax rate decreased from the statutory income tax rate to approximately 24.4 percent and 36.1 percent for the three months ended February 28, 2014 and 2015, respectively.
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
The unprecedented adverse economic conditions that began in 2008, which significantly impacted consumer confidence and disproportionately affected different demographics of our target customers, continue to influence the frequency with which guests attend our major motorsports entertainment events. Recurring global and regional uncertainty, lack of a broad based middle class economic recovery, and/or further weakening in the domestic economy may continue to adversely impact attendance levels, guest spending levels, and our ability to secure corporate marketing partnerships in the future. Reductions in any of these categories can directly and negatively affect revenues and profitability. Beginning in 2009, we mitigated the decline of certain revenue categories with sustainable cost containment initiatives. Beginning in 2012, we re-instituted regular merit pay increases to more normalized levels. Certain non-controllable costs, such as NASCAR sanction fees, have increased this year and we may continue to experience incremental increases. While we are sustaining the significant cost reductions previously implemented, we do not expect further significant cost reductions.
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
The industry and its stakeholders have demonstrated their commitment to growing the sport by aligning with and executing upon growth initiatives supporting NASCAR's Industry Action Plan (“IAP”). The IAP's objective is to build upon NASCAR's appeal by enhancing the connection with existing fans, as well as attracting and engaging new Gen Y, youth and multicultural consumers in motorsports. Additional areas of focus within the IAP include building greater product relevance, cultivating driver star power, growing social media activities and enhancing the event experience. In recent years NASCAR has introduced several successful on-track innovations such as the Gen 6 Car design, new qualifying formats and enhancements to the Chase for the Championship that are direct results of IAP initiatives.
In January 2014 NASCAR announced a new championship format that puts greater emphasis on winning races all season long, expands the current Chase for the NASCAR Sprint Cup field to 16 drivers, and implements a new round-by-round advancement format that ultimately rewards a battle-tested, worthy champion. The format makes every race matter even more, diminishes points racing, puts a premium on winning races and concludes with a best-of-the-best, first-to-the-finish line showdown race – all of which is exactly what fans want. The new Chase structure is expected to drive NASCAR Sprint Cup competition to a whole new level with a thrilling, easy to understand format. The completion of the 2014 NASCAR season at Homestead-Miami Speedway saw very encouraging results for both at-track consumer and corporate interest, as well as improving year-over-year digital and media (television viewership, on-line/social-media) consumption for the 2014 Chase events. While the new broadcaster lineup and year over year network vs. cable channel changes for 2015 compared to 2014 will likely impact week to week metrics, we are optimistic that the increased fan interest and consumption of the 2014 Chase will provide momentum into the 2015 NASCAR season. Favorable event performance to date (as of Martinsville Spring Cup Race weekend) seems to indicate this positive trend will continue.
We support NASCAR's IAP on a number of fronts. As referenced above, we are committed to improving our major motorsports facilities to create stronger fan engagement. In particular, one of the most important projects in our history is the redevelopment of the frontstretch of Daytona, the Company's 56-year-old flagship motorsports facility. The project will enhance the event experience for our fans, marketing partners, broadcasters and the motorsports industry (See "DAYTONA Rising: Reimagining an American Icon"). We are confident that elevating the experience at the most important motorsports facility in North America will grow the Daytona 500 brand, our 12 other major motorsports facilities' brands and NASCAR's brand. Ultimately, this strategic project will positively influence attendance trends, corporate involvement in the sport, and the long-term strength of future broadcast media rights revenues.
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
It is important that we maintain the integrity of our ticket pricing model by ensuring our customers who purchase tickets during the renewal period get preferential pricing. We do not adjust pricing downward inside of the sales cycle to avoid rewarding last-minute ticket buyers by discounting tickets. Further, we closely monitor and manage the availability of promotional tickets. Encouraging late cycle buying and offering excess promotional tickets could have a detrimental effect on our ticket pricing model and long-term value of our business. We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth rather than to capture short-term incremental revenue through discounting at the expense of our customers who purchased tickets during the renewal period. We continue to explore and implement innovative ticket pricing strategies whereby prices increase over time as well as price increases week of/day of races to capture incremental revenues.
Adjusting seating capacity is another consumer-focused strategy to promote sellouts, create excess demand and in turn increase capacity utilization at our major motorsports facilities. Over the past few years, we have reduced capacity at our major motorsports facilities. A significant portion of the capacity reduction was a result of our goal to provide improved fan amenities such as wider seating, create social zones with greater fan interaction/engagement for our guests, and remove sections that do not provide adequate sight lines. Based on our experience and the continual evolution of modern sports facilities, ticket demand relies strongly on creating a more personal and unique experience for the fans. Enhancing the live-event experience to compete with the at-home television experience is a critical strategy for our future growth. Capacity management facilitates other ancillary benefits including greater event-pricing power; increasing the number of tickets sold in the renewal cycle; increasing customer retention; driving greater attendance to our lead-in events(such as NASCAR's Xfinity and Camping World Truck series events); driving stronger interest from corporate sponsors; and creating a more visually compelling event for the television audience.
Other key strategic initiatives that focus on building live-event fan engagement include enhanced at-track audio and visual experiences, additional concession and merchandise points-of-sale, more social zones and greater wireless connectivity. We closely monitor customer demand, and continuously evaluate next-generation live-sports entertainment fan amenities, all of which could further impact how we manage capacity and spend capital at our major motorsports facilities.
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

In fiscal 2014, excluding soft media sales, the company grew its gross corporate partnership revenue for the first time since the beginning of the recession. In early fiscal 2015, we are encouraged by favorable corporate sales trends that have us better positioned than at the same time in recent prior years. As of late March 2015, we have sold all but one NASCAR Sprint Cup race entitlement, two Xfinity Series entitlements, and one Camping World Truck Series entitlement, and have secured 88.0 percent of our total 2015 corporate sales target compared to 87.0 percent at this point for 2014. We have secured two long-term founding partnerships for DAYTONA Rising in Toyota and Florida Hospital, both in excess of ten year partnerships. We continue to see strong interest from prospective corporate partners seeking to establish a long-term marketing platform with our DAYTONA Rising project. Several founding partner discussions are underway at the time of this writing.
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
FOX has exclusive rights to the first 16 NASCAR Sprint Cup Series point races beginning each year with the prestigious Daytona 500. In addition, FOX retains the rights to the NASCAR Sprint All-Star Race, The Sprint Unlimited, Budweiser Duel, 14 NASCAR Xfinity Series events and the entire NASCAR Camping World Truck Series. NBC has exclusive rights to the final 20 NASCAR Sprint Cup Series points races, final 19 NASCAR Xfinity Series events, select NASCAR Regional & Touring Series events and other live content beginning in 2015. In total, NASCAR will have the same number of Sprint Cup races on network television, 16; 9 on FOX and 7 on NBC; as it did in the prior 2007 to 2014 television package.
NASCAR's solid ratings , the strong demand for live sports programming and the proliferation of on-demand content were significant factors for NASCAR signing the largest broadcast rights deal in the sport's 66-year history.
In August 2013, FOX debuted its 24-hour Fox Sports 1 network to compete with ESPN. Fox Sports 1 is available in approximately 90 million television households. In addition to NASCAR, Fox Sports 1 has new or renewed deals for Major League Baseball, college football and basketball, Ultimate Fighting Championship, Major League Soccer ("MLS"), United States Golf Association, as well as other sports. Fox Sports 1 represents the latest in the long migration of marquee sports from broadcast television to cable/satellite, who generally can support a higher investment due to subscriber fees that are not available to traditional networks. In 2015, Fox Sports 1 will broadcast 7 live NASCAR Sprint Cup events and 11 NASCAR Xfinity events.
NBC Sports Network is in approximately 82 million homes, and in addition to NASCAR serves sports fans by airing coverage of the Olympic Games and Trials as well as the National Hockey League ("NHL"), MLS, IndyCar Series, Tour de France, major college football and basketball, and horse racing surrounding the Triple Crown, among other events.
Through the first six weeks of the 2015 broadcast season, NASCAR Sprint Cup has been the number one or two sport of the weekend. While year over year comparisons will be complicated in 2015 due to changes in broadcaster line up and network versus cable distribution week to week, further clouded by impacts of inclement weather in the current and prior year, the sport is experiencing positive trends in broadcast and digital metrics to date. Through the Martinsville weekend, NASCAR Sprint Cup has averaged 8.1 million viewers per event and a total of 33.5 million unique viewers. Also, digital and social media metrics continue to exhibit significant increases.
Domestic broadcast rights fees provide significant cash flow visibility to us, race teams and NASCAR over the contract term. Television broadcast rights fees received from NASCAR for the NASCAR Sprint Cup, Xfinity and Camping World Truck series events conducted at our wholly owned facilities under these agreements, and recorded as part of motorsports related revenue, were approximately $57.9 million and $58.5 million for the three months ended February 28, 2014 and 2015, respectively. Operating income generated by these media rights were approximately $42.1 million and $42.5 million for the three months ended February 28, 2014 and 2015, respectively.
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
NASCAR is focused on measuring and growing all of the potential ways that people can consume media, whether traditional television viewership, page views of on-line content, and/or quantity/quality of social-media mentions. A November 2014 study of broad based digital media consumption habits found that amount of time spent on mobile devices has increased twenty percent since 2010, digital video viewing time has doubled since 2012, and 52 percent of on-line retail traffic now originates from mobile devices. Both trends will likely continue. Traditional consumption channels like television and radio still make up a majority of the average time spent per adult day, but on-line consumption whether using a desktop or mobile device now equals almost 30.0 percent of average daily time consuming audio and video content, skewing higher for younger demographics.

Responding to shifts in the way sports fans consume content, in 2013 and 2014 NASCAR made enhancements to NASCAR.com and NASCAR Mobile Apps that have strengthened the Industry's digital presence. In addition, NASCAR also created the Fan and Media Engagement Center to better understand digital conversations and optimize engagement with the social community. In only the second full year of managing its digital rights in-house, NASCAR experienced significant growth, exceeding one billion aggregate page views across NASCAR.com, NASCAR mobile web and the NASCAR Mobile app in 2014. The billion page view milestone marks a 45 percent year-over-year increase in engagement on the platform, according to data from Adobe Omniture SiteCatalyst. In the early part of the 2015 NASCAR season, NASCAR.com averaged 1.7 million unique visitors on NASCAR Sprint Cup race days; and the NASCAR Mobile applications were downloaded 5.3 million times, achieving nearly 14 percent growth since the end of the 2014 NASCAR season. On the social media front, social media mentions are up 21 percent in early 2015 versus the same time measured in prior year with an average of 5.5 million social media mentions per each race-day. Social-media engagement, which is defined as taking action on NASCAR content (e.g. sharing, likes, comments, retweets, etc.), increased more than 60 percent for both Facebook and Twitter over 2014 year-to-date. We expect all these channels will continue to grow and the industry is well positioned to engage and monetize these digital channels as our fans (mirroring society-at-large) consume more content via these channels. Along with NASCAR, we closely monitor changes in the television and media broadcast environment. Recent announcements by Apple, Amazon, HBO and others regarding direct to consumer ('a la carte' or 'Over the Top') content offerings is a trend that will likely continue. We view potential shifts in media consumption as positive for both the consumer and NASCAR, providing more rich and diverse ways to consume the NASCAR product and interact with our fans.

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
Merchandise Operations
In 2015, NASCAR and NASCAR Team Properties announced a 10-year agreement with Fanatics Retail Group Concessions, Inc. ("Fanatics"), to operate NASCAR’s entire at-track merchandise business and deliver fans an enhanced, experiential at-track shopping environment. As part of the agreement, Fanatics will be the exclusive retailer of NASCAR and driver merchandise at trackside for all 38 NASCAR Sprint Cup Series events. In addition, Fanatics also contracted with us for 10 years of exclusive retail merchandise rights for our track trademarks and certain other intellectual property at all of our tracks. The new trackside retail model operated by Fanatics will evolve from using solely haulers for each specific team or driver to displaying all merchandise in a climate-controlled superstore retail environment supported by, in instances, smaller satellite retail touch points around the track. The new model will provide a more personal and convenient shopping experience for race fans. We believe this improved trackside merchandise model, combined with an upgraded online and mobile experience, will better position us and the industry to maximize merchandise sales while delivering top quality experience to our fans. Consequently, our wholly owned subsidiaries, Americrown and MA, will no longer provide at track merchandise to fans at motorsports events and therefore will no longer recognize related revenues. Instead, we will receive a percentage of sales from Fanatics, recorded as part of Food, Beverage and Merchandise Revenue. For fiscal 2015, we are projecting a reduction in operating income of approximately $4.0 million to $5.0 million related to this new merchandise business model. Contributing significantly to t his reduction are one-time, non-recurring operating expenses totaling $3.5 million to $4.5 million related to partial year operations, for which there is no associated revenue, and restructuring costs to effectively transition merchandise operations. Further, accounting rules will require us to recognize revenue and expense related to the sale of merchandise inventory to Fanatics, estimated at approximately $4.9 million and $5.0 million, respectively, which has been contemplated in the aforementioned impact to fiscal 2015.
For fiscal 2015, financial results will reflect the elimination of consolidated trackside merchandise operations, partially offset by percentage sales received by Fanatics, resulting in lower food, beverage and merchandise revenue and expense of approximately $37.0 million to $38.0 million, and $33.0 to $34.0 million, respectively. As well, elimination of general and administrative expenses related to trackside merchandise operations of approximately $2.0 million to $3.0 million is expected for fiscal 2015.
Going forward, we expect that the new merchandising model will meet or exceed the historic contribution from this line of business, as well as, enhance the experience of our guests.
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
We remain confident that our focus on driving incremental earnings by improving the fan experience will, in time, lead to increased ticket sales with better pricing power, growth in sponsorship and hospitality sales, better prospects for continued growth in broadcast media rights fees agreements, and greater potential to capture market share. As such, ISC's Board of Directors endorsed a capital allocation plan for fiscal 2013 through fiscal 2017 to not exceed $600.0 million. The five-year capital expenditure plan encompasses capital expenditures for our 13 major sports facilities, including DAYTONA Rising (see "DAYTONA Rising: Reimagining an American Icon"), and ONE DAYTONA (see "ONE DAYTONA"). It is vital that we continue to elevate our Daytona brand to ensure that it remains the pinnacle of motorsports facilities, which will generate further profitability and cash flow to the Company. We also anticipate modest capital spending on other projects for maintenance, safety and regulatory requirements. We are confident that by delivering memorable guest experiences, along with attractive pricing and fantastic racing, we will generate increased revenues as well as bottom-line results.
While we focus on allocating our capital to generate returns in excess of our cost of capital, certain of our capital improvements may not provide immediate, directly traceable near term positive returns on invested capital but over the longer term will better enable us to effectively compete with other entertainment venues for consumer and corporate spending.
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
Hollywood Casino at Kansas Speedway provided positive cash flow to us and included positive equity income in our consolidated statement of operations for fiscal 2014. We expect, for our 2015 fiscal year, that our share of the cash flow from the casino's operations will be approximately $22.0 million to $24.0 million.
Also, we are pursuing a mixed-use entertainment development named ONE DAYTONA, located on property we own located directly across from our Daytona motorsports entertainment facility (see “Liquidity and Capital Resources - ONE DAYTONA”).
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
Seasonality and Quarterly Results
We derive most of our income from a limited number of NASCAR-sanctioned races. As a result, our business has been, and is expected to remain, highly seasonal based on the timing of major racing events. Future schedule changes as determined by NASCAR or other sanctioning bodies, as well as the acquisition of additional, or divestiture of existing, motorsports entertainment facilities could impact the timing of our major events in comparison to prior or future periods. Because of the seasonal concentration of racing events, the results of operations for the three month periods ended February 28, 2014 and 2015, are not indicative of the results to be expected for the year.
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
The adjustments for 2014 relate to marketing and consulting costs incurred associated with DAYTONA Rising, accelerated depreciation, losses associated with the retirements of certain other long-lived assets, DAYTONA Rising project capitalized interest, MA fair value adjustment and income tax benefits, and net gain on sale of certain assets.
The adjustments for 2015 relate to marketing and consulting costs incurred associated with DAYTONA Rising, accelerated depreciation, losses associated with the retirements of certain other long-lived assets, DAYTONA Rising project capitalized interest, and net gain on sale of certain assets.

	Three Months Ended
	February 28, 2014	February 28, 2015
	(Unaudited)
	(In Thousands, Except Per Share Amounts)
Net income	$19,895	$14,953
Adjustments, net of tax:
DAYTONA Rising project	235	184
Accelerated depreciation	1,821	2,372
Losses on asset retirements	1,350	963
DAYTONA Rising project capitalized interest	(576)	(1,571)
MA fair value adjustment and income tax benefits	(7,212)	—
Net gain on sale of certain assets	(7)	(16)
Non-GAAP net income	$15,506	$16,885
Per share data:
Diluted earnings per share	$0.43	$0.32
Adjustments, net of tax:
DAYTONA Rising project	0.00	0.00
Accelerated depreciation	0.04	0.05
Losses on asset retirements	0.03	0.02
DAYTONA Rising project capitalized interest	(0.01)	(0.03)
MA fair value adjustment and income tax benefits	(0.16)	—
Net gain on sale of certain assets	0.00	0.00
Non-GAAP diluted earnings per share	$0.33	$0.36

Comparison of the Results for the Three Months Ended February 28, 2015 to the Results for the Three Months Ended February 28, 2014.
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended
	February 28, 2014	February 28, 2015
	(Unaudited)
REVENUES:
Admissions, net	22.8%	22.4%
Motorsports related	64.7	64.0
Food, beverage and merchandise	10.0	10.8
Other	2.5	2.8
Total revenues	100.0	100.0
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	20.6	20.0
Motorsports related	17.3	17.2
Food, beverage and merchandise	7.7	9.1
General and administrative	18.5	19.1
Depreciation and amortization	17.3	17.6
Losses on asset retirements	1.6	1.2
Total expenses	83.0	84.2
Operating income	17.0	15.8
Interest income	0.0	0.0
Interest expense	(2.3)	(1.1)
Equity in net income from equity investments	1.2	2.4
Other	4.1	—
Income before income taxes	20.0	17.1
Income taxes	4.9	6.2
Net income	15.1%	10.9%
Comparability of results for the three months ended February 28, 2015 to the same periods in fiscal 2014 was impacted by the following:

•
On January 31, 2014, SMI abandoned its interest and rights in our 50/50 partnership Motorsports Authentics, LLC ("MA"), consequently bringing our ownership of MA to 100.0 percent. MA's operations are included in our consolidated operations subsequent to the date of SMI's abandonment. Prior to January 31, 2014, MA was accounted for as an equity investment in our financial statements. As a result of SMI's abandonment of their interest in MA, we recorded other income of approximately $5.4 million representing the fair value of MA, over the carrying value, as of January 31, 2014. In addition we recognized tax benefits relating to MA of approximately $1.8 million for the three months ended February 28, 2014, (see “Income Taxes”). There was no comparable event in the same period of fiscal 2015;

•
In 2015, NASCAR and NASCAR Team Properties announced a 10-year agreement with Fanatics Retail Group Concessions ("Fanatics") to operate NASCAR’s entire at-track merchandise business and deliver fans an enhanced, experiential at-track shopping environment. As part of the agreement, Fanatics will be the exclusive retailer of NASCAR and driver merchandise at trackside for all 38 NASCAR Sprint Cup Series events. In addition, Fanatics also contracted with us for 10 years of exclusive retail merchandise rights for its track trademarks and certain other intellectual property at all ISC tracks. Consequently, our wholly owned subsidiaries, Americrown and MA, beginning in January 2015, will no longer provide at track merchandise to fans at motorsports events and therefore will no longer recognize related sales revenues and operating expenses. Instead, we will receive a percentage of sales from Fanatics, recorded as part of Food, Beverage and Merchandise Revenue. For the first quarter of fiscal 2015, we recognized revenue and expense related to merchandise operations of approximately $8.8 million and $8.5 million, respectively. Included in this amount are $0.9 million of commission from Fanatics and non-recurring transactions of approximately $4.9 million of inventory sold to Fanatics and $2.9 million of wholesale transactions by MA, which drive a total of $8.3 million in expense including product costs associated with these transactions, costs related to the transition of trackside merchandise operations to Fanatics, as well as partial period operating expenses incurred prior to the transition of Americrown and MA merchandise operations for which there was no related revenue. This compares to first quarter of fiscal 2014, where we recognized revenue and expense related to merchandise operations of approximately $7.3 million and $5.5 million, respectively, which included direct sales of merchandise at trackside and excluded the partial period pre-consolidation operation of Motorsports Authentics prior to SMI’s abandonment of its MA interest (see "Future Trends in Operating Results, Merchandise Operations");

•
During the three months ended February 28, 2015, we recognized approximately $0.3 million, or less than $0.01 per diluted share, in marketing and consulting costs that are included in general and administrative expense related to DAYTONA Rising. During the three months ended February 28, 2014, we recognized approximately $0.4 million, or less than $0.01 per diluted share, of similar costs;

•
During the three months ended February 28, 2015, we recognized approximately $3.9 million, or $0.05 per diluted share, of accelerated depreciation that was recorded due to shortening the service lives of certain assets associated with DAYTONA Rising and other projects. During the three months ended February 28, 2014, we recognized approximately $3.0 million, or $0.04 per diluted share, of similar costs related to DAYTONA Rising and capacity management initiatives;

•
During the three months ended February 28, 2015, we recognized approximately $1.6 million, or $0.02 per diluted share, of losses primarily attributable to demolition and/or asset relocation costs in connection with DAYTONA Rising and other capital improvements. During the three months ended February 28, 2014, we recognized approximately $2.2 million, or $0.03 per diluted share, of similar losses associated in connection with DAYTONA Rising and capacity management initiatives; and

•
During the three months ended February 28, 2015, we capitalized approximately $2.6 million, or $0.03 per diluted share, of interest related to DAYTONA Rising. During the three months ended February 28, 2014, we recognized approximately $0.9 million, or $0.01 per diluted share, of similar interest capitalization.

Admissions revenue increased by approximately $0.5 million, or 1.6 percent, during the three months ended February 28, 2015, as compared to the same period of the prior year. The increase in the three month period ending February 28, 2015, was largely due to attendance at the Daytona 500, which was partially offset by inclement weather which negatively impacted attendance for preceding Speedweeks events.
Motorsports related revenue increased approximately $2.2 million, or 2.6 percent, during the three months ended February 28, 2015, as compared to the same period of the prior year. The increase for the three month period is primarily attributable to increases in sponsorship and hospitality revenues of approximately $1.0 million and television broadcast revenue of approximately $0.6 million. Also contributing to the three month period increase were increases in other ancillary motorsports related revenues of approximately $0.6 million.
Food, beverage and merchandise revenue increased approximately $1.5 million, or 11.6 percent, during the three months ended February 28, 2015, as compared to the same period of the prior year. The increase is primarily due to the transition of merchandise operations discussed above, partially offset by lower concessions and catering revenue in 2015 as compared to higher sales driven by the six hour rain delay during the 2014 Daytona 500.
Prize and point fund monies and NASCAR sanction fees for the three months ended February 28, 2015, were comparable to the same period of the prior year.
Motorsports related expenses increased approximately $0.7 million, or 3.0 percent, during the three months ended February 28, 2015, as compared to the same period of the prior year. The increase for the three month periods is primarily attributable to the increased incremental costs related to the aforementioned increases in other ancillary motorsports related revenues. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue remained fairly consistent at approximately 19.9 percent for the three months ended February 28, 2015, as compared to approximately 19.8 percent for the same period in the prior year.
Food, beverage and merchandise expense increased approximately $2.3 million, or 23.2 percent, to $12.4 million during the three months ended February 28, 2015, The increase in the three month period is predominately attributable to the aforementioned transition of merchandise operations, partially offset by lower concession and catering sales. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue increased to approximately 84.4 percent for the three months ended February 28, 2015 compared to approximately 76.5 percent for the same respective period in the prior year. The decrease in margin for the three month period is substantially a result of the aforementioned transactions related to change in merchandising operations; however, excluding this activity, food, beverage and merchandise expense as a percentage of food, beverage and merchandise sales decreased compared to the same periods in 2014.
General and administrative expenses increased approximately $1.8 million, or 7.2 percent, during the three months ended February 28, 2015, as compared to the same period of the prior year. The increase in the three month period is predominately due to a net decrease to our general liability insurance reserve in the prior year period of approximately $1.1 million, for which there is no comparable reduction in the current period. Also contributing to the increase is approximately $0.4 million of certain administrative costs and certain ancillary facility operations and $0.3 million of non-recurring costs related to the aforementioned transition in merchandising operations. General and administrative expenses as a percentage of total revenues increased to approximately 19.1 percent for the three months ended February 28, 2015, as compared to 18.5 percent for the same respective period in the prior year. The margin decrease for the three months ended February 28, 2015 is predominately due to the aforementioned costs incurred in fiscal 2015 associated with the transition of merchandising operations and adjustments in our general liability insurance reserves in the 2014 period.
Depreciation and amortization expense increased approximately $1.2 million, or 5.4 percent, during the three months ended February 28, 2015, as compared to the same respective period of the prior year. Approximately $0.9 million of the increase relates to new assets placed in service associated with DAYTONA Rising, while approximately $0.4 million is attributable to the continued shortening of the service lives of certain assets that will eventually be retired associated with DAYTONA Rising. Also contributing to the increase is approximately $0.4 million attributable to the shortening of service lives of certain assets associated with the repaving of Watkins Glen. Slightly offsetting these increases is approximately $0.5 million related to assets that have been fully depreciated, or removed from service, for the three months ending February 28, 2015, as compared to the same period in the prior year.
Losses on retirements of long-lived assets of approximately $1.6 million for the three months ended February 28, 2015, is primarily attributable to demolition costs in connection with DAYTONA Rising and other capital improvements. The losses on retirements of long-lived assets of approximately $2.2 million, for the three months ended February 28, 2014, is primarily attributable to demolition costs in connection with DAYTONA Rising and capacity management initiatives.
Interest income during the three months ended February 28, 2015 was comparable to the same period of the prior year.
Interest expense during the three months ended February 28, 2015, decreased approximately $1.7 million, or 53.1 percent, as compared to the same period of the prior year. The decrease was predominately due to higher capitalized interest associated with DAYTONA Rising.
Equity in net income from equity investments represents our 50.0 percent equity investment in Hollywood Casino at Kansas Speedway during the three months ended February 28, 2015 and 2014, respectively (see “Equity and Other Investments”).
Our effective income tax rate was approximately 36.1 percent for the three months ended February 28, 2015, respectively, as compared to 24.4 percent for the same respective period of the prior year (see “Income Taxes”).
As a result of the foregoing, net income for the three month period ending February 28, 2015, as compared to the same period in prior year, reflected a decrease of approximately $4.9 million, or $0.11 per diluted share.
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

	November 30, 2014	February 28, 2015
	(Unaudited)
Cash and cash equivalents	$158,847	$161,864
Working capital	110,783	119,939
Total debt	271,746	271,484
At February 28, 2015, our working capital was primarily supported by our cash and cash equivalents totaling approximately $161.9 million, a decrease of approximately $3.0 million from November 30, 2014. The decrease in working capital is primarily a result of an approximate $42.2 million increase in deferred income as a result of the seasonality of our operations, as well as an approximate $16.6 million increase in account payable predominately due to the increased activity in DAYTONA Rising. (see "Capital Expenditures"). Significant cash flow items during the three months ended February 28, 2014 and 2015, respectively, are as follows (in thousands):

	February 28, 2014	February 28, 2015
	(Unaudited)
Net cash provided by operating activities (1)	$37,578	$44,730
Capital expenditures (2)	(31,247)	(43,418)
Distribution from equity investee and affiliate (3)	4,500	5,500
Proceeds from sale of Staten Island property (4)	6,100	—
Cash included in assumption of ownership interest in equity investee (5)	4,686	—
(1) The increase in net cash provided by operating activities, during the three months ended February 28, 2015, as compared to the same period in the prior year, were primarily due to increases in deferred income received and changes in inventory balances primarily driven by the aforementioned changes in merchandise operations, partially offset by a tax refund received in the first quarter of fiscal 2014
(2) Increase in capital expenditures is predominately due to DAYTONA Rising (see "Capital Expenditures")
(3) Distributions from equity investee and affiliates, for the three months ended February 28, 2015, totaling $5.5 million, consists of approximately $3.5 million received as a distribution from its profits, and is included in net cash provided by operating activities on our statement of cash flows, and the remaining approximate $2.0 million received, was recognized as a return of capital from investing activities on our statement of cash flows
(4) See "Note 4. Equity and Other Investments - Staten Island Property"
(5) Represents MA's cash balance assumed as a result of SMI's abandonment of their interest in SMISC, LLC
Our liquidity is primarily generated from our ongoing motorsports operations, and we expect our strong operating cash flow to continue in the future. In addition, as of February 28, 2015, we have approximately $296.0 million available to draw upon under our 2012 Credit Facility, if needed. See “Future Liquidity” for additional disclosures relating certain risks that may affect our near term operating results and liquidity.
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
In June 2013, ISC's board of directors endorsed a capital allocation plan for fiscal 2013 through fiscal 2017 to not exceed $600.0 million in capital expenditures over that period. The five-year capital expenditure plan encompasses all the capital expenditures for ISC's 13 major motorsports facilities, including DAYTONA Rising and ONE DAYTONA. Of the endorsed five-year capital expenditure plan, DAYTONA Rising will account for approximately $400.0 million of the $600.0 million, excluding capitalized interest.
For the three months ended February 28, 2015, we spent approximately $43.4 million on capital expenditures for projects at our existing facilities, of which $37.5 million is related to DAYTONA Rising, with the remainder associated with a variety of other improvements and renovations. In comparison, we spent approximately $31.2 million for the three months ended February 28, 2014, on capital expenditures for projects at our existing facilities.
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
DAYTONA Rising: Reimagining an American Icon
DAYTONA Rising is the redevelopment of the frontstretch at Daytona, ISC's 56-year-old flagship motorsports facility, to enhance the event experience for our fans, marketing partners, broadcasters and the motorsports industry.
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
Every seat in Daytona's frontstretch will be replaced with wider, more comfortable seating that will provide pristine sight-lines. There will also be twice as many restrooms and three times as many concessions throughout the facility. During Budweiser Speedweeks 2015, fans experienced some of DAYTONA Rising’s new amenities including first-ever vertical transportation, approximately 40,000 new grandstand seats on the frontstretch near Turn 1, and new concessions and restrooms.
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
In February 2015, we entered into a long-term extension of Official Sponsor of Daytona with NextEra Energy Resources that includes the NASCAR Camping World Truck race entitlement. The agreement extends our renewable energy credit purchases designed to off-set Daytona’s carbon footprint and, with the newly signed agreement with NextEra Energy and Florida Power & Light, adds three new on-site Solar arrays. These structures will serve as aesthetically-pleasing fan amenities, such as covered parking and shade structures, and make DAYTONA Rising a top-five sports property in the U.S. for clean energy generation. Also recently announced is a partnership that extends the iconic Rolex brand’s role as the title sponsor of the annual Rolex 24 At Daytona sports car race and Official Timepiece of Daytona International Speedway. The expanded partnership will also afford Rolex with naming rights for the new Daytona Rising frontstretch lounge and suite level as well as enhanced branding opportunities throughout the redeveloped Speedway.
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
We currently anticipate DAYTONA Rising to cost approximately $400.0 million, excluding capitalized interest, which we expect to fund from cash on hand, cash from our operations, and we may use borrowings on our credit facility for a limited period of time. In June 2014, House Bill 7095 was signed in Florida creating the Florida Sports Development Program, establishing a process for distributing state tax revenue for the construction or improvement of professional sports facilities. The DAYTONA Rising project is among the eligible applicants to receive sales tax incentives based on the project’s capital investment and amount of sales tax generated by the facility. We filed our application and received approval from the state's Department of Economic Opportunity. The new program could potentially provide additional capital for the project. We, along with other applicants, are awaiting final decision on allocation of available funds.
Despite not anticipating the need for additional long-term debt to fund this project, accounting rules dictate that we capitalize a portion of the interest on existing outstanding debt during the construction period. We estimate that we will record approximately $11.0 million to $13.0 million of capitalized interest from fiscal 2013 through fiscal 2016.
Total spending incurred for DAYTONA Rising was approximately $37.5 million, during the three months ended February 28, 2015. Based on our current expectations of DAYTONA Rising, we have identified existing assets that are expected to be impacted by the redevelopment and that those assets will require accelerated depreciation, or losses on asset retirements, totaling approximately $50.0 million over the approximate 26-month project time span. During the three months ended

February 28, 2015, we recognized accelerated depreciation and losses on disposal of assets totaling approximately $4.3 million, with a total of approximately $32.4 million recognized since the inception of the project.
In addition, our depreciation expense related directly to DAYTONA Rising will increase incrementally by approximately $12.0 million to $14.0 million in fiscal 2015, and an additional $9.0 million to $10.0 million in fiscal 2016, respectively. The incremental increase in depreciation expense for fiscal 2015 is based on the opening of approximately forty percent of the new stadium for Budweiser Speedweeks 2015. As a result, our total depreciation expense for fiscal 2015 is estimated to be between approximately $93.0 million and $97.0 million, and approximately $100.0 million to $105.0 million annually, in fiscal 2016, and then decreasing, due to lower capital spending, to approximately $85.0 million to $90.0 million beginning in fiscal 2019.
ONE DAYTONA
In June 2013, we entered a 50/50 joint venture with Atlanta based Jacoby Development, Inc. ("JDI") to develop ONE DAYTONA, the proposed premier mixed use and entertainment destination across from Daytona International Speedway. In March 2015, we announced a change in our business relationship with JDI and that we assumed 100.0 percent interest in ONE DAYTONA. JDI remains involved in the project through a consultative arrangement.
Also in March 2015, we announced RED Legacy, a leading national development group, as development consultant for ONE DAYTONA. Intensely focused on innovative destination retail and mixed-use projects, RED Legacy will work closely with ISC’s development resources on the project. The RED Legacy team is a natural fit for the project, having served as the developer for Legends Outlets Kansas City, a mixed-used retail destination across from our Kansas Speedway.
Shaner Hotels and Prime Hospitality Group ("PHG") have been selected as hotel partners. Shaner Hotels and PHG are planning a 145-room full-service boutique property and are working with global hospitality leader Marriott International to bring an exclusive Marriott Autograph Collection hotel to Daytona Beach and ONE DAYTONA.
We continue to refine the conceptual design for the first phase of ONE DAYTONA. Bass Pro Shops®, America's most popular outdoor store, and Cobb Theatres, the highly respected Southeastern-based exhibitor, have executed leases to anchor ONE DAYTONA. We are in active discussions with other potential anchor tenants for ONE DAYTONA. We have approved land use entitlements for ONE DAYTONA to allow for up to 1.4 million square feet of retail/dining/entertainment, 2,500 seats in a movie theater, 660 hotel rooms, 1,350 units of residential, 567,000 square feet of additional office space and 500,000 square feet of commercial/industrial space.
A Community Development District ("CDD") has been established for the purpose of installing and maintaining public infrastructure at ONE DAYTONA. The CDD is a local, special purpose government framework authorized by Chapter 190 of the Florida Statutes for managing and financing infrastructure to support community development.
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
For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our annual report on Form 10-K for the year ended November 30, 2014. During the three months ended February 28, 2015, there have been no material changes in our market risk exposures.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of February 28, 2015. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of February 28, 2015.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter of fiscal 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we are a party to routine litigation incidental to our business. We do not believe that the resolution of any or all of such litigation will have a material adverse effect on our financial condition or results of operations.

ITEM 1A.	RISK FACTORS
This report and the documents incorporated by reference may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify a forward-looking statement by our use of the words “anticipate,” “estimate,” “expect,” “may,” “believe,” “objective,” “projection,” “forecast,” “goal,” and similar expressions. These forward-looking statements include our statements regarding the timing of future events, our anticipated future operations and our anticipated future financial position and cash requirements. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. We previously disclosed in response to Item 1A to Part I of our report on Form 10-K for the fiscal year ended November 30, 2014 the important factors that could cause our actual results to differ from our expectations. There have been no material changes to those risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in thousands)
December 1, 2014— December 31, 2014
Repurchase program (1)	—	—	—	$61,740
January 1, 2015 — January 31, 2015
Repurchase program (1)	—	—	—	$61,740
February 1, 2015 — February 28, 2015
Repurchase program (1)	—	—	—	$61,740
	—		—

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

Since inception of the Plan through February 28, 2015, we have purchased 7,063,962 shares of our Class A common shares, for a total of approximately $268.3 million. We did not purchase any shares of our Class A common shares during the three month period ended February 28, 2015. Transactions occur in open market purchases and pursuant to a trading plan under Rule 10b5-1. At February 28, 2015, we had approximately $61.7 million remaining repurchase authority under the current Stock Purchase Plan.

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

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)

Date:	April 7, 2015	/s/ Daniel W. Houser
Daniel W. Houser, Senior Vice President,
Chief Financial Officer, Treasurer