Form 10-Q
period 2015-05-31
INTERNATIONAL SPEEDWAY CORP
filed 2015-07-02
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
 FORM 10-Q
_________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2015
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class A Common Stock	26,720,322 shares	as of May 31, 2015
Class B Common Stock	19,921,776 shares	as of May 31, 2015

INTERNATIONAL SPEEDWAY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MAY 31, 2015

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30, 2014	May 31, 2015
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$158,847	$183,458
Receivables, less allowance of $1,000 in 2014 and 2015, respectively	27,598	49,364
Inventories	4,030	2,173
Income taxes receivable	6,202	12,919
Deferred income taxes	2,789	2,789
Prepaid expenses and other current assets	8,099	72,526
Total Current Assets	207,565	323,229
Property and Equipment, net of accumulated depreciation of $818,084 and $840,889 respectively	1,381,190	1,412,121
Other Assets:
Equity investments	122,565	115,486
Intangible assets, net	178,629	178,625
Goodwill	118,791	118,791
Other	68,911	7,485
	488,896	420,387
Total Assets	$2,077,651	$2,155,737
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$3,435	$3,294
Accounts payable	41,491	39,202
Deferred income	33,043	85,080
Other current liabilities	18,813	30,210
Total Current Liabilities	96,782	157,786
Long-Term Debt	268,311	267,924
Deferred Income Taxes	354,276	357,490
Long-Term Deferred Income	9,548	7,407
Other Long-Term Liabilities	2,302	2,064
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 26,248,081 and 26,360,293 issued and outstanding in 2014 and 2015, respectively	262	264
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 19,967,202 and 19,921,776 issued and outstanding in 2014 and 2015, respectively	200	199
Additional paid-in capital	447,518	447,641
Retained earnings	902,433	918,614
Accumulated other comprehensive loss	(3,981)	(3,652)
Total Shareholders’ Equity	1,346,432	1,363,066
Total Liabilities and Shareholders’ Equity	$2,077,651	$2,155,737
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Three Months Ended
	May 31, 2014	May 31, 2015
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$35,695	$33,260
Motorsports related	128,389	115,084
Food, beverage and merchandise	22,734	11,574
Other	3,493	4,092
	190,311	164,010
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	51,202	44,902
Motorsports related	35,291	34,090
Food, beverage and merchandise	17,436	8,962
General and administrative	27,635	27,400
Depreciation and amortization	22,788	24,757
Losses on asset retirements	1,220	4,682
	155,572	144,793
Operating income	34,739	19,217
Interest income	59	25
Interest expense	(2,703)	(2,602)
Equity in net income from equity investments	2,795	4,502
Other	(86)	627
Income before income taxes	34,804	21,769
Income taxes	13,335	8,414
Net income	$21,469	$13,355

Dividends per share	$0.24	$0.26
Earnings per share:
Basic and diluted	$0.46	$0.29

Basic weighted average shares outstanding	46,535,179	46,603,052

Diluted weighted average shares outstanding	46,548,843	46,618,333
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Six Months Ended
	May 31, 2014	May 31, 2015
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$65,750	$63,804
Motorsports related	213,617	202,515
Food, beverage and merchandise	35,942	26,309
Other	6,791	7,934
	322,100	300,562
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	78,353	72,198
Motorsports related	58,115	57,588
Food, beverage and merchandise	27,538	21,405
General and administrative	52,015	53,536
Depreciation and amortization	45,561	48,766
Losses on asset retirements	3,440	6,261
	265,022	259,754
Operating income	57,078	40,808
Interest income	82	44
Interest expense	(5,836)	(4,070)
Equity in net income from equity investments	4,414	7,746
Other	5,372	653
Income before income taxes	61,110	45,181
Income taxes	19,746	16,873
Net income	$41,364	$28,308

Dividends per share	$0.24	$0.26
Earnings per share:
Basic and diluted	$0.89	$0.61

Basic weighted average shares outstanding	46,525,303	46,593,547

Diluted weighted average shares outstanding	46,539,546	46,607,669
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Comprehensive Income

	Three Months Ended
	May 31, 2014	May 31, 2015
	(Unaudited)
	(In Thousands)
Net income	$21,469	$13,355
Other comprehensive income:
Amortization of terminated interest rate swap, net of tax benefit of $106 and $106, respectively	165	165
Comprehensive income	$21,634	$13,520

	Six Months Ended
	May 31, 2014	May 31, 2015
	(Unaudited)
	(In Thousands)
Net income	$41,364	$28,308
Other comprehensive income:
Amortization of terminated interest rate swap, net of tax benefit of $212 and $212, respectively	328	329
Comprehensive income	$41,692	$28,637
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statement of Shareholders’ Equity

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(Unaudited) (In Thousands)
Balance at November 30, 2014	$262	$200	$447,518	$902,433	$(3,981)	$1,346,432
Activity 12/1/14 — 5/31/15:
Net income	—	—	—	28,308	—	28,308
Comprehensive income	—	—	—	—	329	329
Cash dividend ($0.26 per share)	—	—	—	(12,127)	—	(12,127)
Reacquisition of previously issued common stock	—	—	(983)	—	—	(983)
Conversion of Class B Common Stock to Class A Common Stock	1	(1)	—	—	—	—
Other	1	—	(332)	—	—	(331)
Stock-based compensation	—	—	1,438	—	—	1,438
Balance at May 31, 2015	$264	$199	$447,641	$918,614	$(3,652)	$1,363,066
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Six Months Ended
	May 31, 2014	May 31, 2015
	(Unaudited)
	(In Thousands)
OPERATING ACTIVITIES
Net income	$41,364	$28,308
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on assumption of controlling interest in equity investee	(5,447)	—
Depreciation and amortization	45,561	48,766
Stock-based compensation	1,119	1,438
Amortization of financing costs	888	889
Interest received on Staten Island note receivable	—	2,324
Deferred income taxes	(7,387)	3,003
Income from equity investments	(4,414)	(7,746)
Distribution from equity investee	4,988	8,321
Loss on asset retirements, non-cash	267	379
Other, net	118	(644)
Changes in operating assets and liabilities:
Receivables, net	(21,111)	(21,766)
Inventories, prepaid expenses and other assets	(8,129)	(5,701)
Accounts payable and other liabilities	(2,402)	(3,558)
Deferred income	45,887	49,896
Income taxes	14,124	(7,049)
Net cash provided by operating activities	105,426	96,860
INVESTING ACTIVITIES
Capital expenditures	(74,708)	(75,928)
Distribution from equity investee and affiliate	5,012	5,179
Equity investments and advances to affiliate	(946)	—
Proceeds from sale of Staten Island property	6,314	—
Cash included in assumption of ownership interest in equity investee	4,686	—
Other, net	248	43
Net cash used in investing activities	(59,394)	(70,706)
FINANCING ACTIVITIES
Payment of long-term debt	(353)	(560)
Reacquisition of previously issued common stock	(323)	(983)
Net cash used in financing activities	(676)	(1,543)
Net increase in cash and cash equivalents	45,356	24,611
Cash and cash equivalents at beginning of period	172,827	158,847
Cash and cash equivalents at end of period	$218,183	$183,458
See accompanying notes

International Speedway Corporation
Notes to Consolidated Financial Statements
May 31, 2015
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
Because of the seasonal concentration of racing events, the results of operations for the three and six months ended May 31, 2014 and 2015, respectively, are not indicative of the results to be expected for the year.
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
In April 2015, the Financial Accounting Standards Board, in conjunction with the International Accounting Standards Board, issued ASU No. 2015-03, "Interest - Imputation of Interest". The objective of this Update is to simplify the presentation of debt issuance costs. The amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early application is permitted for financial statements that have not been previously issued. The standard should be adopted retrospectively to each prior reporting period presented and adjusted to reflect the period-specific effects of applying the new guidance. The Company believes that the impact of adopting this new guidance will not result in a material difference in its financial position and will adopt the provisions of this statement in the first quarter of fiscal 2016.

3. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended May 31, 2014 and 2015 (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	May 31, 2014	May 31, 2015	May 31, 2014	May 31, 2015
Numerator:
Net income	$21,469	$13,355	$41,364	$28,308
Denominator:
Weighted average shares outstanding	46,535,179	46,603,052	46,525,303	46,593,547
Effect of dilutive securities	13,664	15,281	14,243	14,122
Diluted weighted average shares outstanding	46,548,843	46,618,333	46,539,546	46,607,669

Basic and diluted earnings per share	$0.46	$0.29	$0.89	$0.61

Anti-dilutive shares excluded in the computation of diluted earnings per share	126,116	104,150	131,251	104,525
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
The Company has accounted for Kansas Entertainment as an equity investment in its financial statements as of May 31, 2014 and 2015. The Company's 50.0 percent portion of Kansas Entertainment’s net income is approximately $2.8 million and $4.5 million for the three months ended May 31, 2014 and 2015, respectively, and approximately $4.4 million and $7.7 million for the six months ended May 31, 2014 and 2015, respectively, and is included in income from equity investments in its consolidated statements of operations.
Per the Development Agreement with the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”), the casino is subject to a 1.0 percent of gross gaming revenue payment if it had not commenced construction on an adjacent hotel by the second anniversary of its opening, which was February 2014, for which the Unified Government provided certain extensions of the required commencement date. On April 6, 2015, Kansas Entertainment notified the Unified Government of its intentions to not commence construction of a hotel at this time. Kansas Entertainment will revisit this decision periodically.
As a result of its decision to not move forward with a hotel by the deadline, Kansas Entertainment was subject to the 1.0 percent of gross gaming revenue payment, which was made in April 2015. Kansas Entertainment began accruing for this payment in February 2014. Included in the Company's income from equity investment amounts for the three months ended May 31, 2014 and 2015 is approximately $0.2 million and $0.2 million, expense, respectively, and for the six months ended May 31, 2014 and 2015 is approximately $0.2 million and $0.4 million, expense, respectively, related to this payment. The Company's share of this payment liability accrued from February 2014 through May 31, 2015 totaled approximately $0.9 million. Future payments will be made by Kansas Entertainment quarterly. If Kansas Entertainment does commence construction on a hotel in the future, the monthly 1.0 percent of gross gaming revenue payments would cease.
Distributions from Kansas Entertainment for the six months ended May 31, 2015 totaling $13.5 million, consist of approximately $8.3 million received as a distribution from its profits, and is included in net cash provided by operating activities on the Company's statement of cash flows, and the remaining approximately $5.2 million received, was recognized as a return of capital from investing activities on the Company's statement of cash flows. Distributions from Kansas Entertainment for the six months ended May 31, 2014 totaling $10.0 million, consist of approximately $5.0 million received as a distribution from its profits, and is included in net cash provided by operating activities on the Company's statement of cash flows, and the remaining approximate $5.0 million received, was recognized as a return of capital from investing activities on the Company's statement of cash flows.

Subsequent to May 31, 2015, the Company received an additional distribution of approximately $6.0 million.
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
The Company received $7.5 million, less closing and other administrative costs, of the sales price at closing. The remaining sales price was financed with the Company holding a secured mortgage interest in 380 Development as well as the underlying property. The mortgage balance bears interest at an annual rate of 7.0 percent. In accordance with the terms of the agreement, the Company has received a principal payment of approximately $6.1 million plus interest on the mortgage balance through May 31, 2015, and will receive the remaining purchase price of $66.4 million, due March 5, 2016. Interest on the remaining mortgage balance is due quarterly, in arrears, and Marine Development is current with all payments through July 2015. Based on the level of Marine Development's initial investment at closing and continuing investment, the Company has accounted for the transaction using the cost recovery method and has deferred the recognition of profit of approximately $1.9 million, and interest totaling approximately $7.9 million at May 31, 2015, until the carrying amount of the property is recovered, which will not be until the final payment is made.
Subsequent to May 31, 2015, the Company received a scheduled interest payment of approximately $1.2 million.
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

5. Goodwill and Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of the major classes of intangible assets relating to the Motorsports Event segment are as follows (in thousands):

	November 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$9	$1
Other	109	87	22
Total amortized intangible assets	119	96	23
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793
Total non-amortized intangible assets	178,606	—	178,606
Total intangible assets	$178,725	$96	$178,629

	May 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$10	$—
Other	109	90	19
Total amortized intangible assets	119	100	19
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793
Total non-amortized intangible assets	178,606	—	178,606
Total intangible assets	$178,725	$100	$178,625
The following table presents current and expected amortization expense of the existing intangible assets as of May 31, 2015 for each of the following periods (in thousands):

Amortization expense for the six months ended May 31, 2015	$4
Remaining estimated amortization expense for the year ending November 30:
2015	8
2016	3
2017	1
2018	1
2019	1
There were no changes in the carrying value of goodwill during the three and six months ended May 31, 2015.

6. Long-Term Debt
Long-term debt consists of the following (in thousands):

	November 30, 2014	May 31, 2015
4.63 percent Senior Notes	$65,000	$65,000
3.95 percent Senior Notes	100,000	100,000
4.82 percent Revenue Bonds	339	172
6.25 percent Term Loan	49,524	49,131
TIF bond debt service funding commitment	56,883	56,915
Revolving Credit Facility	—	—
	271,746	271,218
Less: current portion	3,435	3,294
	$268,311	$267,924
The Company's $65.0 million principal amount of senior unsecured notes (“4.63 percent Senior Notes”) bear interest at 4.63 percent and are due January 2021, require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.63 percent Senior Notes may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company’s wholly owned domestic subsidiaries are guarantors of the 4.63 percent Senior Notes. Certain restrictive covenants of the 4.63 percent Senior Notes require that the Company's ratio of its Consolidated Funded Indebtedness to its Consolidated EBITDA ("leverage ratio") does not exceed 3.50 to 1.0, and its Consolidated EBITDA to Consolidated Interest Expense ("interest coverage ratio") is not less than 2.0 to 1.0. In addition the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 4.63 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of May 31, 2015, the Company was in compliance with its various restrictive covenants. At May 31, 2015, outstanding principal on the 4.63 percent Senior Notes was approximately $65.0 million.
The Company's $100.0 million principal amount of senior unsecured notes (“3.95 percent Senior Notes”) bear interest at 3.95 percent and are due September 2024. The 3.95 percent Senior Notes require semi-annual interest payments on March 13 and September 13 through their maturity. The 3.95 percent Senior Notes may be redeemed in whole or in part, at the Company's option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company's wholly owned domestic subsidiaries are guarantors of the 3.95 percent Senior Notes. Certain restrictive covenants of the 3.95 percent Senior Notes require that the Company's leverage ratio does not exceed 3.50 to 1.0, and its interest coverage ratio is not less than 2.0 to 1.0. In addition the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 3.95 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of May 31, 2015, the Company was in compliance with its various restrictive covenants. At May 31, 2015, outstanding principal on the 3.95 percent Senior Notes was approximately $100.0 million.
Debt associated with the Company's wholly owned subsidiary, Chicagoland Speedway, LLC, which owns and operates Chicagoland Speedway and Route 66 Raceway, has debt outstanding in the form of revenue bonds payable (“4.82 percent Revenue Bonds”), consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.82 percent Revenue Bonds have an interest rate of 4.82 percent and a monthly payment of $29,000 principal and interest. At May 31, 2015, outstanding principal on the 4.82 percent Revenue Bonds was approximately $0.2 million.
The term loan (“6.25 percent Term Loan”), related to the Company’s International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.25 percent, and a current monthly payment of approximately $323,000. At May 31, 2015, the outstanding principal on the 6.25 percent Term Loan was approximately $49.1 million.
At May 31, 2015, outstanding taxable special obligation revenue (“TIF”) bonds, in connection with the financing of Kansas Speedway, totaled approximately $56.9 million, net of the unamortized discount, which is comprised of a $7.7 million principal amount, 6.15 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.75 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.

The Company's $300.0 million revolving credit facility (“2012 Credit Facility”) contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions, provides for separate sub-limits of $25.0 million for standby letters of credit and $10.0 million for swing line loans. The 2012 Credit Facility is scheduled to mature in November 2017. Interest accrues, at the Company's option, at either LIBOR plus 100.0 — 162.5 basis points or a base rate loan at the highest of i) Wells Fargo Bank's prime lending rate, ii) the Federal Funds rate, as in effect from time to time, plus 0.5 percent, and iii) one month LIBOR plus 1.0 percent. The 2012 Credit Facility also contains a commitment fee ranging from 0.125 percent to 0.225 percent of unused amounts available for borrowing. The interest rate margin on the LIBOR borrowings and commitment fee are variable depending on the better of the Company's debt rating as determined by specified rating agencies or its leverage ratio. Certain of the Company's wholly owned domestic subsidiaries are guarantors on the 2012 Credit Facility. The 2012 Credit Facility requires that the Company's leverage ratio does not exceed 3.50 to 1.0 (4.0 to 1.0 for the four quarters ending after any Permitted Acquisition), and its interest coverage ratio is not less than 2.5 to 1.0. The 2012 Credit Facility also contains various other affirmative and negative restrictive covenants including, among others, limitations on indebtedness, investments, sales of assets, certain transactions with affiliates, entering into certain restrictive agreements and making certain restricted payments as detailed in the agreement. As of May 31, 2015, the Company was in compliance with its various restrictive covenants. At May 31, 2015, the Company had no outstanding borrowings under the 2012 Credit Facility.
Total interest expense incurred by the Company for the three and six months ended May 31, 2014 and 2015, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2014	May 31, 2015	May 31, 2014	May 31, 2015
Interest expense	$4,125	$4,087	$8,238	$8,161
Less: capitalized interest	1,422	1,485	2,402	4,091
Net interest expense	$2,703	$2,602	$5,836	$4,070
Financing costs of approximately $3.7 million and $3.4 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2014 and May 31, 2015, respectively. These costs are being amortized on a straight-line method, which approximates the effective yield method, over the life of the related financing.
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
At May 31, 2015, the Company had money market funds totaling approximately $63.1 million which are included in cash and cash equivalents in its consolidated balance sheets. All inputs used to determine fair value are considered level 1 inputs.
Fair values of long-term debt are based on quoted market prices at the date of measurement. The Company’s credit facilities approximate fair value as they bear interest rates that approximate market. These inputs used to determine fair value are considered level 2 inputs. The fair value of the remaining long-term debt, as determined by quotes from financial institutions, was approximately $291.2 million compared to the carrying amount of approximately $271.7 million and approximately $290.6 million compared to the carrying amount of approximately $271.2 million at November 30, 2014 and May 31, 2015, respectively.
The Company had no financial instruments that used level 3 inputs as of May 31, 2015.

8. Comprehensive Income
Comprehensive income is the changes in equity of an enterprise except those resulting from shareholder transactions. Accumulated other comprehensive loss consists of the following (in thousands):

	November 30, 2014	May 31, 2015
Terminated interest rate swap, net of tax benefit of $2,600 and $2,388, respectively	$3,981	$3,652
9. Long-Term Stock Incentive Plan
In May 2015, the Company awarded and issued a total of 89,343 restricted shares of the Company’s Class A common shares to certain officers and managers under the Company’s Long-Term Stock Incentive Plan (the “2006 Plan”). The shares of restricted stock awarded in May 2015, vest at the rate of 50.0 percent on the third anniversary of the award date and the remaining 50.0 percent on the fifth anniversary of the award date. The weighted average grant date fair value of these restricted share awards was $36.36 per share. In accordance with ASC 718, “Compensation — Stock Compensation” the Company is recognizing stock-based compensation on these restricted shares awarded on the accelerated method over the requisite service period.
10. Income Taxes
The principal causes of the decreased effective income tax rate, as compared to the statutory income tax rate, for the three and six months ended May 31, 2014 are the tax treatment related to the other income recognized as a result of Speedway Motorsports Inc.'s abandonment of their interest in SMISC, LLC, including the related tax benefits associated with various operating loss carryforwards of Motorsports Authentics, Inc. and certain tax filing positions of SMISC, LLC totaling approximately $1.8 million, reflected at the time of SMI's abandonment on January 31, 2014 and certain other state tax adjustments. The effective income tax rate approximates the statutory income tax rate for the three months ended May 31, 2015. Decreases in certain state tax rates are the principal causes of the decreased effective tax rate, as compared to the statutory income tax rate, for the six months ended May 31, 2015.
As a result of these items, the Company's effective income tax rate was approximately 38.3 percent and 32.3 percent for the three and six months ended May 31, 2014, respectively, and approximately 38.7 percent and 37.3 percent for the three and six months ended May 31, 2015, respectively.
11. Related Party Disclosures and Transactions
All of the racing events that take place during the Company’s fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association, the American Motorcyclist Association, the Automobile Racing Club of America, the American Sportbike Racing Association — Championship Cup Series, the Federation Internationale de L’Automobile, the Federation Internationale Motocycliste, International Motor Sports Association (“IMSA”), Historic Sportscar Racing, IndyCar Series, National Association for Stock Car Auto Racing (“NASCAR”), National Hot Rod Association, the Porsche Club of America, the Sports Car Club of America, the Sportscar Vintage Racing Association, the United States Auto Club and the World Karting Association. NASCAR, which sanctions many of the Company’s principal racing events, is a member of the France Family Group which controls approximately 72.0 percent of the combined voting power of the outstanding stock of the Company, as of November 30, 2014, and some members of which serve as directors and officers of the Company. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors, which are exclusive of NASCAR sanction fees, totaled approximately $42.1 million and $36.9 million for the three months ended May 31, 2014 and 2015, respectively, and approximately $65.9 million and $60.4 million for the six months ended May 31, 2014 and 2015, respectively.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire NASCAR Sprint Cup, Xfinity and Camping World Truck series schedules. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Sprint Cup, Xfinity and Camping World Truck series event as a component of its sanction fees. The promoter records 90.0 percent of the gross broadcast rights fees as revenue and then records 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors. Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event. The Company’s television broadcast and ancillary rights fees received from NASCAR for the NASCAR Sprint Cup, Xfinity, and Camping World Truck series events conducted at its wholly owned facilities, and recorded as part of motorsports related revenue, were approximately $96.1 million and $83.8 million for the three months ended May 31, 2014 and 2015, respectively, and approximately $154.1 million and $142.4 million for the six months ended May 31, 2014 and 2015, respectively.

12. Commitments and Contingencies
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal and any required premium and interest on the 2002 STAR Bonds. At May 31, 2015, the Unified Government had approximately $1.2 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling approximately $4.0 million at May 31, 2015. At May 31, 2015, there were no amounts drawn on the standby letters of credit.
DAYTONA Rising: Reimagining an American Icon
The Company is currently redeveloping the frontstretch of Daytona International Speedway ("Daytona"), the Company's 56-year-old flagship motorsports facility, to enhance the event experience for its fans, marketing partners, broadcasters and the motorsports industry. The redevelopment of Daytona has been branded DAYTONA Rising.
The Company currently anticipates DAYTONA Rising to cost approximately $400.0 million, excluding capitalized interest. The Company expects to fund DAYTONA Rising from cash on hand, cash from its operations, and may use borrowings on its credit facility for a limited period of time. In June 2014, House Bill 7095 was signed in Florida creating the Florida Sports Development Program, establishing a process for distributing state tax revenue for the construction or improvement of professional sports facilities. The DAYTONA Rising project is among the eligible applicants to receive sales tax incentives based on the project’s capital investment and amount of sales tax generated by the facility. The Company has filed its application and recently received approval from the state's Department of Economic Opportunity. Allocation of funds for the approved applications was not considered during the 2015 session of the Florida Legislature. A timetable for consideration is unknown at this time.
Total spending incurred for DAYTONA Rising was approximately $30.2 million and $67.7 million during the three and six months ended May 31, 2015. Based on the Company's current expectations of DAYTONA Rising, it has identified existing assets that are expected to be impacted by the redevelopment and that those assets will require accelerated depreciation or losses on asset retirements, totaling approximately $50.0 million over the approximate 26-month project time span. During the three months ended May 31, 2014 and 2015, the Company recognized accelerated depreciation and losses on disposal of assets, related to DAYTONA Rising, totaling approximately $3.4 million and $5.4 million, respectively, and during the six months ended May 31, 2014 and 2015, the Company recognized accelerated depreciation and losses on disposal of assets totaling approximately $7.6 million and $9.8 million, respectively.
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at prices comparable to unaffiliated customers. The following tables provide segment reporting of the Company for the three and six months ended May 31, 2014 and 2015 (in thousands):

	Three Months Ended May 31, 2014
	Motorsports Event	All Other	Total
Revenues	$176,728	$14,248	$190,976
Depreciation and amortization	21,310	1,478	22,788
Operating income (loss)	35,286	(547)	34,739
Capital expenditures	39,140	4,321	43,461
Total assets	1,588,582	528,988	2,117,570
Equity investments	—	129,687	129,687
	Three Months Ended May 31, 2015
	Motorsports Event	All Other	Total
Revenues	$160,831	$3,762	$164,593
Depreciation and amortization	23,535	1,222	24,757
Operating income (loss)	19,098	119	19,217
Capital expenditures	32,140	370	32,510
Total assets	1,671,716	484,021	2,155,737
Equity investments	—	115,486	115,486
	Six Months Ended May 31, 2014
	Motorsports Event	All Other	Total
Revenues	$304,573	$18,531	$323,104
Depreciation and amortization	42,625	2,936	45,561
Operating income (loss)	60,044	(2,966)	57,078
Capital expenditures	69,501	5,207	74,708
	Six Months Ended May 31, 2015
	Motorsports Event	All Other	Total
Revenues	$285,580	$15,901	$301,481
Depreciation and amortization	46,223	2,543	48,766
Operating income (loss)	43,463	(2,655)	40,808
Capital expenditures	72,997	2,931	75,928
Certain prior year amounts in the Segment Reporting have been reclassified to conform to the current year presentation.
Intersegment revenues were approximately $0.7 million and $0.6 million for the three months ended May 31, 2014 and 2015, respectively, and approximately $1.0 million and $0.9 million for the six months ended May 31, 2014 and 2015, respectively.
During the three and six months ended May 31, 2015, the Company recognized approximately $0.4 million and $0.7 million, respectively, in marketing and consulting costs that is included in general and administrative expense related to DAYTONA Rising. These costs were included in the Motorsports Event segment. During the three and six months ended May 31, 2014, the Company recognized approximately $0.3 million and $0.6 million, respectively, of similar costs.
During the three and six months ended May 31, 2015, the Company recognized approximately $2.1 million and $6.0 million, respectively, of accelerated depreciation that was recorded due to the shortening the service lives of certain assets associated with DAYTONA Rising and other projects. During the three and six months ended May 31, 2014, the Company recognized approximately $3.0 million and $6.0 million, respectively, of accelerated depreciation that was recorded due to the shortening the service lives of certain assets associated with DAYTONA Rising and capacity management initiatives.
During the three and six months ended May 31, 2015, the Company recognized approximately $4.7 million and $6.3 million, respectively, of losses primarily attributable to demolition costs in connection with DAYTONA Rising and other capital improvements. During the three and six months ended May 31, 2014, the Company recognized approximately $1.2 million and $3.4 million, respectively, of losses associated with asset retirements primarily attributable to the removal of assets not fully depreciated in connection with capacity management initiatives, DAYTONA Rising and other capital improvements.

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
Impairment of Long-lived Assets, Goodwill and Other Intangible Assets. Our consolidated balance sheets include significant amounts of long-lived assets, goodwill and other intangible assets which could be subject to impairment. During the three months ended May 31, 2014 and 2015, we recorded before-tax charges as losses on retirements of long-lived assets primarily attributable to costs to remove certain other long-lived assets located at our motorsports facilities totaling approximately $1.2 million and $4.7 million, respectively. During the six months ended May 31, 2014 and 2015, we recorded before-tax charges as losses on retirements of long-lived assets primarily attributable to costs to remove certain other long-lived assets located at our motorsports facilities totaling approximately $3.4 million and $6.3 million, respectively.
As of May 31, 2015, goodwill and other intangible assets and property and equipment accounts for approximately $1.7 billion, or 79.3 percent of our total assets. We account for our goodwill and other intangible assets in accordance with ASC 350, “Intangibles — Goodwill and Other,” and for our long-lived assets in accordance with ASC 360, “Property, Plant and Equipment.”
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
In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments we exert significant influence on the investee but do not have effective control over the investee, which adds an additional element of risk that can adversely impact our financial position and results of operations. The carrying value of our equity investments was $115.5 million at May 31, 2015.
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
We have accounted for Kansas Entertainment as an equity investment in our financial statements as of May 31, 2014 and 2015. Our 50.0 percent portion of Kansas Entertainment’s net income is approximately $2.8 million and $4.5 million for the three months ended May 31, 2014 and 2015, respectively, and $4.4 million and $7.7 million for the six months ended May 31, 2014 and 2015, respectively, and is included in income from equity investments in our consolidated statements of operations.
Per the Development Agreement with the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”), the casino is subject to a 1.0 percent of gross gaming revenue payment if it had not commenced construction on an adjacent hotel by the second anniversary of its opening, which was February 2014, for which the Unified Government provided certain extensions of the required commencement date. On April 6, 2015, Kansas Entertainment notified the Unified Government of its intentions to not commence construction of a hotel at this time. Kansas Entertainment will revisit this decision periodically.
As a result of its decision to not move forward with a hotel by the deadline, Kansas Entertainment was subject to the 1.0 percent of gross gaming revenue payment, which was made in April 2015. Kansas Entertainment began accruing for this payment in February 2014. Included in our income from equity investment amounts for the three months ended May 31, 2014 and 2015 is approximately $0.2 million and $0.2 million, expense, respectively, and for the six months ended May 31, 2014 and 2015 is approximately $0.2 million and $0.4 million expense, respectively, related to this payment. Our share of this payment liability accrued from February 2014 through May 31, 2015 totaled approximately $0.9 million. Future payments will be made by Kansas Entertainment quarterly. We expect our share of this payment to be approximately $0.6 million per year, which will continue to be reflected in equity income from equity investments. If Kansas Entertainment does commence construction on a hotel in the future, the monthly 1.0 percent of gross gaming revenue payments would cease.
Distributions from Kansas Entertainment for the six months ended May 31, 2015 totaling $13.5 million, consist of approximately $8.3 million received as a distribution from its profits, and is included in net cash provided by operating activities on our statement of cash flows, with the remaining approximately $5.2 million received recognized as a return of capital from investing activities. Distributions from Kansas Entertainment for the six months ended May 31, 2014 totaling $10.0 million, consist of approximately $5.0 million received as a distribution from its profits, and is included in net cash provided by operating activities on our statement of cash flows, with the remaining approximate $5.0 million received recognized as a return of capital from investing activities. The Company expects, for its 2015 fiscal year, that its share of the cash flow from the casino's operations will be approximately $30.0 million to $31.0 million. This compares to $22.0 million received in 2014. Approximately $4.5 million of the increase is non-recurring and a result of transitioning from quarterly to monthly distributions in 2015, the balance from improvement in operating results.
Subsequent to May 31, 2015, we received an additional distribution of approximately $6.0 million.
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
We received $7.5 million, less closing and other administrative costs, of the sales price at closing. The remaining sales price was financed with us holding a secured mortgage interest in 380 Development as well as the underlying property. The mortgage balance bears interest at an annual rate of 7.0 percent. In accordance with the terms of the agreement, we have received a principal payment of approximately $6.1 million plus interest on the mortgage balance through May 31, 2015, and we will receive the remaining purchase price of $66.4 million, due March 5, 2016. Interest on the remaining mortgage balance is due quarterly, in arrears, and Marine Development is current with all payments through July 2015. Based on the level of Marine Development's initial investment at closing and continuing investment, we have accounted for the transaction using the cost recovery method and has deferred the recognition of profit of approximately $1.9 million, and interest totaling approximately $7.9 million at May 31, 2015, until the carrying amount of the property is recovered, which will not be until the final payment is made.
Subsequent to May 31, 2015, we received a scheduled interest payment of approximately $1.2 million.
The net proceeds from the sale, combined with the mortgage interest and related cash tax benefits, will provide us with approximately $118.0 million in incremental cash flow through the term of the mortgage.

Income Taxes
The principal causes of the decreased income tax rate, as compared to the statutory income tax rate, for the three and six months ended May 31, 2014 are the tax treatment related to the other income recognized as a result of Speedway Motorsports Inc.'s (“SMI”) abandonment of their interest in SMISC, LLC, including the related tax benefits associated with various operating loss carryforwards of Motorsports Authentics, Inc. and certain tax filing positions of SMISC, LLC totaling approximately $1.8 million, reflected at the time of SMI's abandonment on January 31, 2014 and certain other state tax adjustments. The effective income tax rate approximates the statutory income tax rate for the three months ended May 31, 2015. Decreases in certain state tax rates are the principal causes of the decreased effective income tax rate, as compared to the statutory income tax rate, for the six months ended May 31, 2015.
As a result of these items, our effective income tax rate was approximately 38.3 percent and 32.3 percent for the three and six months ended May 31, 2014, respectively, and approximately 38.7 percent and 37.3 percent for the three and six months ended May 31, 2015, respectively.
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
The unprecedented adverse economic conditions that began in 2008, which significantly impacted consumer confidence and disproportionately affected certain demographics of our target customers, continue to influence the frequency with which guests attend our major motorsports entertainment events. Recurring global and regional uncertainty, lack of a broad based middle class economic recovery, and/or further weakening in the domestic economy may continue to adversely impact attendance levels, guest spending levels, and our ability to secure corporate marketing partnerships in the future. Reductions in any of these categories can directly and negatively affect revenues and profitability. In 2009 through 2011, we mitigated the decline of certain revenue categories with sustainable cost containment initiatives and suspending merit pay increases. Beginning in 2012, we re-instituted regular merit pay increases to more normalized levels. Certain non-controllable costs, such as NASCAR sanction fees, have increased this year and we may continue to experience incremental increases. We are sustaining the significant cost reductions previously implemented and continue to explore further cost reductions in addition to revenue growth.
Looking ahead, we expect to benefit from the continuing slow and uneven recovery in the overall U.S. economy, which we anticipate will improve attendance-related and corporate partnership revenues. Our industry will further benefit from NASCAR securing broadcast rights through the 2024 season with the largest broadcast rights deal in the sport's 66-year history. Consistent with major sports properties throughout the world, broadcast rights represent our company's largest revenue segment. Expanding and extending this contracted revenue will provide us unparalleled long-term cash flow visibility. We also believe the strategic initiatives we and the motorsports industry have undertaken to grow the sport will continue to strengthen the long-term health of our Company.
The industry and its stakeholders have demonstrated their commitment to growing the sport by aligning with and executing upon growth initiatives supporting NASCAR's Industry Action Plan (“IAP”). The IAP's objective is to build upon NASCAR's appeal by enhancing the connection with existing fans, as well as attracting and engaging millennials, youth and multicultural consumers in motorsports. Additional areas of focus within the IAP include building greater product relevance, cultivating driver star power, growing social media activities and enhancing the event experience. In recent years NASCAR has introduced several successful on-track innovations such as the Gen 6 Car design, new qualifying formats, refinement of rules packages that improve on-track competition, and enhancements to the Chase for the Championship that are direct results of IAP initiatives.
In January 2014, NASCAR announced a new championship format that puts greater emphasis on winning races all season long, expands the current Chase for the NASCAR Sprint Cup field to 16 drivers, and implements a new round-by-round advancement format that ultimately rewards a battle-tested, worthy champion. The format makes every race matter even more, diminishes points racing, puts a premium on winning races and concludes with a best-of-the-best, first-to-the-finish line showdown – all of which is exactly what fans want. The new Chase structure is expected to drive NASCAR Sprint Cup competition to a whole new level with a thrilling, easy to understand format. The completion of the 2014 NASCAR season at Homestead-Miami Speedway saw very encouraging results for both at-track consumer and corporate interest, as well as improving year-over-year digital and media (television viewership, on-line/social-media) consumption for the 2014 Chase events. While the new broadcaster lineup and year-over-year network vs. cable channel changes for 2015 compared to 2014 will likely impact week to week metrics, we are optimistic that the increased fan interest and consumption of the 2014 Chase will provide momentum throughout the 2015 NASCAR season. Favorable event performance metrics to date through the Pocono NASCAR weekend seems to indicate this positive trend will continue.
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
Adjusting seating capacity is another consumer-focused strategy to promote sellouts, create excess demand and in turn increase capacity utilization at our major motorsports facilities. Over the past few years, we have reduced capacity at our major motorsports facilities. A significant portion of the capacity reduction was a result of our goal to provide improved fan amenities such as wider seating, create social zones with greater fan interaction/engagement for our guests, and remove sections that do not provide attractive sight lines. Based on our experience and the continual evolution of modern sports facilities, ticket demand relies strongly on creating a more personal and unique experience for the fans. Enhancing the live-event experience to compete with the at-home television experience is a critical strategy for our future growth. Capacity management facilitates other ancillary benefits including greater event-pricing power; increasing the number of tickets sold in the renewal cycle; increasing customer retention; driving greater attendance to our lead-in events(such as NASCAR's Xfinity and Camping World Truck series events); driving stronger interest from corporate sponsors; and creating a more visually compelling event for the television audience.
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
In fiscal 2014, excluding soft media sales, the company grew its gross corporate partnership revenue for the first time since the beginning of the recession. As of June 2015, we continue to be encouraged by favorable corporate sales trends that have us better positioned than at the same time in recent prior years. As of the time of this writing, we have sold all but one NASCAR Sprint Cup race entitlement , securing 97.0 percent of our total 2015 corporate sales target compared to 94.0 percent at this point for 2014. We have secured three long-term founding partnerships for DAYTONA Rising with Toyota, Florida Hospital, and Chevrolet, all three agreements for ten years or longer. We continue to see strong interest from prospective corporate partners seeking to establish a long-term marketing platform with our DAYTONA Rising project, as evidenced by the recently announced official status agreement with Firth Third Bank. Discussions for the two remaining founding partner and multiple official status opportunities are currently underway at the time of this writing.
Television Broadcast and Ancillary Media Rights
Domestic broadcast and ancillary media rights fees revenues are ISC's largest revenue segment, accounting for approximately 46.5 percent of 2014 total revenues.
In August 2013, NASCAR finalized multi-platform broadcast rights agreements with NBCUniversal (“NBC”) and FOX for 10 years, beginning in 2015 through the 2024 season, for the broadcast and related rights for NASCAR's three national touring series. Financial terms were not disclosed but leading industry sources value the combined agreements at approximately $8.2 billion over the 10 years. The agreements include Spanish-language rights and 'TV Everywhere rights', which will allow NASCAR content to stream over the broadcasters' affiliated websites.
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
NASCAR's solid ratings, the strong demand for live sports programming and the proliferation of on-demand content were significant factors for NASCAR signing the largest broadcast rights deal in the sport's 66-year history.
In August 2013, FOX debuted its 24-hour Fox Sports 1 network to compete with ESPN. Fox Sports 1 is available in approximately 85.0 million television households. In addition to NASCAR, Fox Sports 1 has new or renewed deals for Major League Baseball, college football and basketball, Ultimate Fighting Championship, Major League Soccer ("MLS"), United States Golf Association, as well as other sports. Fox Sports 1 represents the latest in the long migration of marquee sports from broadcast television to cable/satellite, who generally can support a higher investment due to subscriber fees that are not available to traditional networks. In 2015, Fox Sports 1 will broadcast 7 live NASCAR Sprint Cup events and 11 NASCAR Xfinity events. NASCAR events and content are consistently among the highest rated programming on Fox Sports 1.
NBC Sports Network is in approximately 82.0 million homes, and in addition to NASCAR serves sports fans by airing coverage of the Olympic Games and Trials as well as the National Hockey League ("NHL"), MLS, IndyCar Series, Tour de France, major college football and basketball, and horse racing surrounding the Triple Crown, among other events.
Through week fourteen of the 2015 broadcast season, NASCAR Sprint Cup has been the number one or two sport of the weekend ten times during this span. While year over year comparisons will be complicated in 2015 due to changes in broadcaster line up and network versus cable distribution week to week, further clouded by impacts of inclement weather in the current and prior year, the sport is experiencing positive trends with both broadcast and digital metrics to date. Through the Pocono weekend, NASCAR Sprint Cup has averaged 6.5 million viewers per event with a total of approximately 40.9 million unique viewers. Also, digital and social media metrics continue to exhibit significant increases.
Domestic broadcast rights fees provide significant cash flow visibility to us, race teams and NASCAR over the contract term. Television broadcast rights fees received from NASCAR for the NASCAR Sprint Cup, Xfinity and Camping World Truck series events conducted at our wholly owned facilities under these agreements, and recorded as part of motorsports related revenue, were approximately $96.0 million and $83.7 million for the three months ended May 31, 2014 and 2015, respectively, and approximately $153.9 million and $142.1 million for the six months ended May 31, 2014 and 2015, respectively. Operating income generated by these media rights were approximately $69.8 million and $60.9 million for the three months ended May 31, 2014 and 2015, respectively, and approximately$111.9 million and $103.5 million for the six months ended May 31, 2014 and 2015, respectively.

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
NASCAR is focused on measuring and growing all of the potential ways that people can consume media, whether traditional television viewership, page views of on-line content, and/or quantity/quality of social-media mentions. A November 2014 study of broad based digital media consumption habits found that amount of time spent on mobile devices has increased twenty percent since 2010, digital video viewing time has doubled since 2012, and 52 percent of on-line retail traffic now originates from mobile devices. These trends will likely continue. Traditional consumption channels like television and radio still make up a majority of the average time spent per adult day, but digital media consumption whether using a desktop or mobile device now equals more than 30.0 percent of average daily time consuming audio and video content, skewing higher for younger demographics.
Responding to shifts in the way sports fans consume content, NASCAR continually makes enhancements to NASCAR.com and NASCAR Mobile apps that strengthen the Industry's digital presence. In addition, NASCAR also created the Fan and Media Engagement Center to better understand digital conversations and optimize engagement with the social community. In only the second full year of managing its digital rights in-house, NASCAR experienced significant growth, exceeding one billion aggregate page views across NASCAR.com, NASCAR mobile web and NASCAR Mobile apps in 2014. The billion page view milestone marks a 45 percent year-over-year increase in engagement on the platform, according to data from Adobe Omniture SiteCatalyst. Through fourteen weekends of the 2015 NASCAR season, NASCAR.com averaged 1.5 million unique visitors on NASCAR Sprint Cup race days; and the NASCAR Mobile applications were downloaded 5.6 million times, achieving nearly 15.0 percent growth since the end of the 2014 NASCAR season. On the social media front, social media mentions are up 14.0 percent year-to-date 2015 versus the same time measured in prior year with an average of 10.9 million social media mentions per each race-day. Social-media engagement, which is defined as taking action on NASCAR content (e.g. sharing, likes, comments, retweets, etc.), increased more than 60 percent for both Facebook and Twitter over 2014 year-to-date. We expect all these channels will continue to grow and the industry is well positioned to engage and monetize these digital channels as our fans (mirroring society-at-large) consume more content via these channels. Along with NASCAR, we closely monitor changes in the television and media broadcast environment. Recent announcements by Apple, Amazon, DishNetwork, HBO and others regarding direct to consumer ('a la carte' or 'Over the Top') content offerings is a trend that will likely continue. We view potential shifts in media consumption as positive for both the consumer and NASCAR, providing more rich and diverse ways to consume the NASCAR product and interact with our fans.
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
Merchandise Operations
In 2015, NASCAR and NASCAR Team Properties announced a 10-year agreement with Fanatics Retail Group Concessions, Inc. ("Fanatics"), to operate NASCAR’s entire at-track merchandise business and deliver fans an enhanced, experiential at-track shopping environment. As part of the agreement, Fanatics will be the exclusive retailer of NASCAR and driver merchandise at trackside for all 38 NASCAR Sprint Cup Series events. In addition, Fanatics also contracted with us for 10 years of exclusive retail merchandise rights for our track trademarks and certain other intellectual property at all of our tracks. The new trackside retail model operated by Fanatics will evolve from using solely haulers for each specific team or driver to displaying all merchandise in a superstore retail environment supported by, in instances, smaller satellite retail touch points around the track. The new model will provide a more personal and convenient shopping experience for race fans. We believe this improved trackside merchandise model, combined with an upgraded online and mobile experience, will better position us and the industry to maximize merchandise sales while delivering top quality experience to our fans. Consequently, our wholly owned subsidiaries, Americrown and Motorsports Authentics ("MA"), will no longer provide at track merchandise to fans at motorsports events and therefore will no longer recognize related revenues. Instead, we will receive a percentage of sales from Fanatics, recorded as part of Food, Beverage and Merchandise Revenue. For fiscal 2015, we are projecting a reduction in operating income of approximately $4.0 million to $5.0 million related to this new merchandise business model. Contributing significantly to this reduction are one-time, non-recurring operating expenses totaling $3.5 million to $4.5 million related to partial year operations, for which there is no associated revenue, and restructuring costs to effectively transition merchandise operations. Further, accounting rules will require us to recognize revenue and expense related to the sale of merchandise inventory to Fanatics, estimated at approximately $6.1 million and 6.2 million, respectively, which has been contemplated in the aforementioned impact to fiscal 2015.
For fiscal 2015, financial results will reflect the elimination of consolidated trackside merchandise operations, partially offset by percentage sales received by Fanatics, as well as, non-recurring revenue and expense related to the aforementioned sale of inventory to Fanatics and partial year wholesale operations, resulting in lower food, beverage and merchandise revenue and expense of approximately $27.0 million to $28.0 million, and $23.0 million to $24.0 million, respectively. As well, elimination of general and administrative expenses related to trackside merchandise operations of approximately $2.0 million to $3.0 million is expected for fiscal 2015.
Going forward, we expect that the new merchandising model will enhance the event experience for our fans as well as meet or exceed the historic contribution from this line of business.
Capital Improvements
Enhancing the live event experience for our guests is a critical strategy for our future growth. We compete for the consumers' discretionary dollar with other major sporting events and entertainment options, not just motorsports events. Fans continue to demonstrate willingness to pay for more unique, inversive, and segmented experiences that cannot be duplicated at-home. Today's consumer wants improved traffic flow, comfortable and wider seating, clean and available facilities, more points of sale, enhanced audio and visual engagement, social zones and greater connectivity. Providing these enhancements often requires capital spending.
We remain confident that our focus on driving incremental earnings by improving the fan experience will, in time, lead to increased ticket sales with better pricing power, growth in sponsorship and hospitality sales, better prospects for continued growth in broadcast media rights fees agreements, and greater potential to capture market share. As such, ISC's Board of Directors endorsed a capital allocation plan for fiscal 2013 through fiscal 2017 not to exceed $600.0 million. The five-year capital expenditure plan encompasses capital expenditures for our 13 major sports facilities, including DAYTONA Rising (see Liquidity and Capital Resources - "DAYTONA Rising: Reimagining an American Icon"), and the equity portion of any funding for ONE DAYTONA (see Liquidity and Capital Resources -"ONE DAYTONA"). It is vital that we continue to elevate our Daytona brand to ensure that it remains at the pinnacle of motorsports facilities, which will generate further profitability and cash flow to the Company. We also anticipate modest capital spending on other projects for maintenance, safety and regulatory requirements. We are confident that by delivering memorable guest experiences, along with attractive pricing and fantastic racing, we will generate increased revenues as well as bottom-line results.
While we focus on allocating our capital to generate returns in excess of our cost of capital, certain of our capital improvements may not provide immediate, directly traceable near term positive returns on invested capital but over the longer term will better enable us to effectively compete with other entertainment venues for consumer and corporate spending.
Growth Strategies
Our growth strategies also include exploring ways to grow our businesses through acquisitions and external developments that offer attractive financial returns. This has been demonstrated through our joint venture to develop and operate a Hollywood-themed casino and branded entertainment destination facility overlooking turn two at Kansas Speedway ("Kansas") (see "Hollywood Casino at Kansas Speedway").
Hollywood Casino at Kansas Speedway provided positive cash flow to us and included positive equity income in our consolidated statement of operations for fiscal 2014. We expect that our share of distributions from the casino's operations will be approximately $30.0 million to $31.0 million for fiscal 2015.  This compares to $22.0 million received in 2014.  Approximately $4.5 million of the increase is non-recurring and a result of transitioning from quarterly to monthly distributions in 2015, with the balance resulting from improvement in operating results.
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
Seasonality and Quarterly Results
We derive most of our income from a limited number of NASCAR-sanctioned races. As a result, our business has been, and is expected to remain, highly seasonal based on the timing of major racing events. Future schedule changes as determined by NASCAR or other sanctioning bodies, as well as the acquisition of additional, or divestiture of existing, motorsports entertainment facilities could impact the timing of our major events in comparison to prior or future periods. Because of the seasonal concentration of racing events, the results of operations for the six month periods ended May 31, 2014 and 2015, are not indicative of the results to be expected for the year.
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

	Three Months Ended		Six Months Ended
	May 31, 2014	May 31, 2015	May 31, 2014	May 31, 2015
	(Unaudited)
	(In Thousands, Except Per Share Amounts)
Net income	$21,469	$13,355	$41,364	$28,308
Adjustments, net of tax:
DAYTONA Rising project	155	228	390	412
Accelerated depreciation	1,828	1,257	3,649	3,629
Losses on asset retirements	742	2,844	2,092	3,807
DAYTONA Rising project capitalized interest	(862)	(777)	(1,438)	(2,348)
MA fair value adjustment and income tax benefits	—	—	(7,212)	—
Net loss/(gain) on sale of certain assets	53	(381)	46	(397)
Non-GAAP net income	$23,385	$16,526	$38,891	$33,411
Per share data:
Diluted earnings per share	$0.46	$0.29	$0.89	$0.61
Adjustments, net of tax:
DAYTONA Rising project	0.00	0.00	0.01	0.01
Accelerated depreciation	0.04	0.03	0.08	0.08
Losses on asset retirements	0.02	0.06	0.05	0.08
DAYTONA Rising project capitalized interest	(0.02)	(0.02)	(0.03)	(0.05)
MA fair value adjustment and income tax benefits	—	—	(0.16)	—
Net loss/(gain) on sale of certain assets	0.00	(0.01)	0.00	(0.01)
Non-GAAP diluted earnings per share	$0.50	$0.35	$0.84	$0.72

Comparison of the Results for the Three and Six Months Ended May 31, 2015 to the Results for the Three and Six Months Ended May 31, 2014.
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	May 31, 2014	May 31, 2015	May 31, 2014	May 31, 2015
	(Unaudited)
REVENUES:
Admissions, net	18.8%	20.3%	20.4%	21.2%
Motorsports related	67.5	70.2	66.3	67.4
Food, beverage and merchandise	11.9	7.1	11.2	8.8
Other	1.8	2.4	2.1	2.6
Total revenues	100.0	100.0	100.0	100.0
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	26.9	27.4	24.3	24.0
Motorsports related	18.5	20.8	18.0	19.2
Food, beverage and merchandise	9.2	5.5	8.6	7.1
General and administrative	14.5	16.7	16.2	17.8
Depreciation and amortization	12.0	15.1	14.1	16.2
Losses on asset retirements	0.6	2.8	1.1	2.1
Total expenses	81.7	88.3	82.3	86.4
Operating income	18.3	11.7	17.7	13.6
Interest income	—	—	0.0	0.0
Interest expense	(1.5)	(1.6)	(1.8)	(1.4)
Equity in net income from equity investments	1.5	2.8	1.4	2.6
Other	—	0.4	1.7	0.2
Income before income taxes	18.3	13.3	19.0	15.0
Income taxes	7.0	5.1	6.1	5.6
Net income	11.3%	8.2%	12.9%	9.4%
Comparability of results for the three and six months ended May 31, 2015 to the same periods in fiscal 2014 was impacted by the following:

•	The NASCAR Sprint Cup and Xfinity Series events held at Darlington Raceway ("Darlington") in the second quarter of fiscal 2014 will be held in the fourth quarter of fiscal 2015.

•
On January 31, 2014, SMI abandoned its interest and rights in our 50/50 partnership Motorsports Authentics, LLC ("MA"), consequently bringing our ownership of MA to 100.0 percent. MA's operations are included in our consolidated operations subsequent to the date of SMI's abandonment. Prior to January 31, 2014, MA was accounted for as an equity investment in our financial statements. As a result of SMI's abandonment of their interest in MA, we recorded other income of approximately $5.4 million representing the fair value of MA, over the carrying value, as of January 31, 2014. In addition, we recognized tax benefits relating to MA of approximately $1.8 million for the six months ended May 31, 2014, (see “Income Taxes”). There was no comparable event in the same period of fiscal 2015;

•
In 2015, NASCAR and NASCAR Team Properties announced a 10-year agreement with Fanatics Retail Group Concessions ("Fanatics") to operate NASCAR’s entire at-track merchandise business and deliver fans an enhanced, experiential at-track shopping environment. As part of the agreement, Fanatics will be the exclusive retailer of NASCAR and driver merchandise at trackside for all 38 NASCAR Sprint Cup Series events. In addition, Fanatics also contracted with us for 10 years of exclusive retail merchandise rights for its track trademarks and certain other intellectual property at all ISC tracks. Consequently, our wholly owned subsidiaries, Americrown and MA, beginning in January 2015, will no longer provide at track merchandise to fans at motorsports events and therefore will no longer recognize related sales revenues and operating expenses. Instead, we will receive a percentage of sales from Fanatics, recorded as part of Food, Beverage and Merchandise Revenue. For the second quarter of fiscal 2015, we recognized revenue and expense related to merchandise operations of approximately $3.9 million and $2.7 million, respectively. Included in this amount are $1.4 million of commission from Fanatics and non-recurring transactions of approximately $1.2 million of inventory sold to Fanatics and $1.2 million of wholesale transactions by MA, which drive a total of $2.3 million in expense including product costs associated with these transactions, costs related to the transition of trackside merchandise operations to Fanatics. This compares to the second quarter of fiscal 2014, where we recognized revenue and expense related to merchandise operations of approximately $14.4 million and $11.0 million, respectively, which included direct sales of merchandise at trackside. For the six months ended May 31, 2015, ISC recognized revenue and expense related to merchandise operations of approximately $12.7 million and $11.0 million, respectively. Included in this amount are $2.4 million of commission from Fanatics, non-recurring transactions of approximately $6.1 million for inventory sold to Fanatics and $4.1 million of wholesale transactions by MA, which drive a total of $9.9 million in expense including product costs associated with the non-recurring transactions, non-recurring costs related to the transition of trackside merchandise operations to Fanatics, as well as partial period operating expenses incurred prior to the transition of Americrown and MA merchandise operations, for which there was no related revenue. This compares to the six months ended May 31, 2014, where ISC recognized revenue and expense related to merchandise operations of approximately $21.7 million and $16.4 million, respectively, which included direct sales of trackside merchandise and excludes the partial period pre-consolidation operation of Motorsports Authentics prior to SMI’s abandonment of its MA interest (see "Future Trends in Operating Results, Merchandise Operations").

•
For the three and six months ended May 31, 2015, activity related to Fanatics transition resulted in a decrease in food, beverage and merchandise revenues of approximately $11.5 million and $10.9 million, respectively, and decrease in food, beverage and merchandise expenses of approximately $8.1 million and $5.5 million, respectively, as compared to the same periods in the prior year. Offsetting these decreases were increases in merchandise rights fees of approximately $1.0 million and $1.9 million, for the three and six months ended May 31, 2015, respectively, as compared to the same periods in the prior year. During the three and six months ended May 31, 2015, we recognized approximately $0.6 million as a result of MA selling other assets. The amount is recorded in Other on the consolidated statement of operations. There was no comparable event in same period of fiscal 2014;

•
During the three and six months ended May 31, 2015, we recognized approximately $0.4 million and $0.7 million, or less than $0.01 and $0.01 per diluted share, respectively, in marketing and consulting costs that are included in general and administrative expense related to DAYTONA Rising. During the three and six months ended May 31, 2014, we recognized approximately $0.3 million and $0.6 million, or less than $0.01 and $0.01 per diluted share, respectively, of similar costs;

•
During the three and six months ended May 31, 2015, we recognized approximately $2.1 million and $6.0 million, or $0.03 and $0.08 per diluted share, respectively, of accelerated depreciation that was recorded due to shortening the service lives of certain assets associated with DAYTONA Rising and other projects. During the three and six months ended May 31, 2014, we recognized approximately $3.0 million and $6.0 million, or $0.04 and $0.08 per diluted share, respectively, of similar costs related to DAYTONA Rising and capacity management initiatives;

•
During the three and six months ended May 31, 2015, we recognized approximately $4.7 million and $6.3 million, or $0.06 and $0.08 per diluted share, respectively, of losses primarily attributable to demolition and/or asset relocation costs in connection with DAYTONA Rising and other capital improvements. During the three and six months ended May 31, 2014, we recognized approximately $1.2 million and $3.4 million, or $0.02 and $0.05 per diluted share, respectively, of similar losses associated in connection with DAYTONA Rising and capacity management initiatives; and

•
During the three and six months ended May 31, 2015, we capitalized approximately $1.3 million and $3.9 million, or $0.02 and $0.05 per diluted share, respectively, of interest related to DAYTONA Rising. During the three and six months ended May 31, 2014, we recognized approximately $1.4 million and $2.4 million, or $0.02 and $0.03 per diluted share, respectively, of similar interest capitalization.

Admissions revenue decreased by approximately $2.4 million, or 6.8 percent, and $1.9 million, or 3.0 percent, during the three and six months ended May 31, 2015, respectively, as compared to the same periods of the prior year. The decrease in the three month period ending May 31, 2015, was predominately due to the timing of the aforementioned NASCAR Sprint Cup and Xfinity series events to be held at Darlington in our 2015 fiscal fourth quarter. To a much lesser extent, inclement weather, leading up to and during the Richmond International Raceway and Kansas events further contributed to decreased admissions revenue of approximately $0.7 million. Offsetting these decreases were increases in attendance and admissions at Talladega Superspeedway, Martinsville Speedway, Auto Club Speedway and Phoenix International Raceway, resulting in an approximately $1.9 million increase in admissions. The decrease in the six month period ending May 31, 2015, was largely due to the aforementioned changes in the three month period ending May 31, 2015 as well as inclement weather which negatively impacted attendance for the preceding Speedweeks events, primarily offset by increased attendance at the Daytona 500.
Motorsports related revenue decreased approximately $13.3 million, or 10.4 percent, and $11.1 million, or 5.2 percent, during the three and six months ended May 31, 2015, respectively, as compared to the same periods of the prior year. The decreases in the three and six month periods ending May 31, 2015, were substantially due to the timing of the aforementioned 2015 NASCAR Sprint Cup and Xfinity series events to be held at Darlington. Offsetting these decreases were increases in television broadcast revenue of approximately $2.9 million and $3.5 million and sponsorship and hospitality revenues of approximately $0.6 million and $1.6 million for comparable events during the three and six months ended May 31, 2015, respectively. Also contributing to the three and six month periods ending May 31, 2015, were increases in other ancillary motorsports related revenues of approximately $0.6 million and $1.2 million, respectively.
Food, beverage and merchandise revenue decreased approximately $11.2 million, or 49.1 percent, and $9.6 million, or 26.8 percent, during the three and six months ended May 31, 2015, respectively, as compared to the same periods of the prior year. The decreases in the three and six months periods ending May 31, 2015, are primarily due to the aforementioned transition of merchandise operations and timing of the 2015 NASCAR Sprint Cup and Xfinity series events to be held at Darlington. Also contributing to the six months ended May 31, 2015, were lower concessions and catering revenue in 2015 as compared to higher sales driven by the six hour rain delay during the 2014 Daytona 500 totaling approximately $0.3 million.
Prize and point fund monies and NASCAR sanction fees decreased approximately $6.3 million, or 12.3 percent, and $6.2 million, or 7.9 percent, for the three and six months ended May 31, 2015, respectively, as compared to the same periods of the prior year. The decreases in both the three and six months ended May 31, 2015 are predominately due to the timing of the aforementioned 2015 NASCAR Sprint Cup and Xfinity series events to be held at Darlington. Partially offsetting the decreases are increases in television broadcast rights fees of approximately $1.2 million and $1.6 million, for the three and six months ended May 31, 2015, respectively, related to NASCAR Sprint Cup, Xfinity and Camping World Truck series events held during the periods as standard NASCAR sanctioning agreements require a specific percentage of television broadcast rights fees to be paid to competitors. Higher sanction fees paid to NASCAR also contributed to the increases.
Motorsports related expenses decreased approximately $1.2 million, or 3.4 percent, and $0.5 million, or 0.9 percent, during the three and six months ended May 31, 2015, respectively, as compared to the same periods of the prior year. The decrease for the three and six month periods are predominately due to the timing of the aforementioned 2015 NASCAR Sprint Cup and Xfinity series events to be held at Darlington. Offsetting the decreases in the three and six months periods were incremental costs driven by inclement weather for certain events, costs related other ancillary motorsports related revenues, and other purchased services, totaling approximately $0.6 million and $1.3 million, respectively. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue increased to approximately 23.0 percent and 21.6 percent for the three and six months ended May 31, 2015, as compared to approximately 21.5 percent and 20.8 percent for the same periods in the prior year. The slight margin erosion is due to the timing of the aforementioned NASCAR Sprint Cup and Xfinity series events to be held at Darlington.
Food, beverage and merchandise expense decreased approximately $8.5 million, or 48.6 percent, and $6.1 million, or 22.3 percent, during the three and six months ended May 31, 2015, respectively, as compared to the same periods of the prior year. The decreases in the three and six month periods are primarily due to the aforementioned purchase of MA in fiscal 2014, the transition of merchandise operations, and the NASCAR Sprint Cup and Xfinity series events to be held at Darlington in our fiscal fourth quarter. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue increased to approximately 77.4 percent for the three months ended May 31, 2015 and 81.4 percent for the six months ended May 31, 2015, respectively, compared to approximately 76.7 percent and 76.6 percent for the same respective periods in the prior year. The decrease in margin for the three and six month periods is substantially a result of the aforementioned transition in merchandising operations and the timing of the aforementioned 2015 NASCAR Sprint Cup and Xfinity series events to be held at Darlington; however, excluding this activity, food, beverage and merchandise expense as a percentage of food, beverage and merchandise sales decreased compared to the same periods in 2014 due to increased catering revenues driven by an approximate 3.0 percent increase in prices, slightly offset by increased spoilage due to inclement weather affecting certain events.
General and administrative expenses decreased approximately $0.2 million, or 0.9 percent, and increased $1.5 million, or 2.9 percent, during the three and six months ended May 31, 2015, respectively, as compared to the same periods of the prior year. The decrease in the three month period ending May 31, 2015 is primarily due to approximately $0.2 million of costs eliminated by the aforementioned transition in merchandising operations. The increase in the six months ending May 31, 2015, is predominately due to a net decrease to our general liability insurance reserve in the prior year period of approximately $1.1 million, for which there is no comparable reduction in the current period. Also contributing to the increase is approximately $0.5 million of certain administrative costs and ancillary facility operations. Slightly offsetting the increase was approximately $0.1 million of non-recurring costs related to the aforementioned transition in merchandising operations. General and administrative expenses as a percentage of total revenues increased to approximately 16.7 percent and 17.8 percent for the three and six months ended May 31, 2015, respectively, as compared to 14.5 percent and 16.1 percent for the same respective periods in the prior year. The margin decrease for the three and six months ended May 31, 2015 is predominately due to lower revenue in fiscal 2015 associated with the transition of merchandising operations and adjustments in our general liability insurance reserves in the 2014 period.
Depreciation and amortization expense increased approximately $2.0 million, or 8.6 percent, and $3.2 million or 7.0 percent during the three and six months ended May 31, 2015, respectively, as compared to the same respective period of the prior year. Approximately $3.1 million and $4.1 million of the increase relates to new assets placed in service associated with DAYTONA Rising for the three and six months ended May 31, 2015, respectively, and approximately $1.6 million and $5.0 million is attributable to the continued shortening of the service lives of certain assets that will eventually be retired associated with DAYTONA Rising for the three and six months ended May 31, 2015, respectively. Also contributing to the increase is approximately $0.5 million and $0.9 million, for three and six months ended May 31, 2015, respectively, attributable to the shortening of service lives of certain assets associated with the repaving of Watkins Glen. Slightly offsetting these increases is approximately $3.2 million and $6.8 million related to assets that have been fully depreciated, or removed from service, for the three and six months ending May 31, 2015, respectively, as compared to the same period in the prior year.
Losses on retirements of long-lived assets of approximately $4.7 million and $6.3 million for the three and six months ended May 31, 2015, respectively, is primarily attributable to demolition costs in connection with DAYTONA Rising and other capital improvements. The losses on retirements of long-lived assets of approximately $1.2 million and $3.4 million, for the three and six months ended May 31, 2014, respectively, is primarily attributable to demolition costs in connection with DAYTONA Rising and capacity management initiatives.
Interest income during the three and six months ended May 31, 2015 was comparable to the same periods of the prior year.
Interest expense during the three and six months ended May 31, 2015, decreased approximately $0.1 million, or 3.7 percent, and $1.8 million, or 30.3 percent, respectively, as compared to the same periods of the prior year. The decrease was predominately due to higher capitalized interest associated with DAYTONA Rising.
Equity in net income from equity investments represents our 50.0 percent equity investment in Hollywood Casino at Kansas Speedway during the three and six months ended May 31, 2015 and 2014, respectively (see “Equity and Other Investments”).
Our effective income tax rate was approximately 38.7 percent and 37.3 percent for the three and six months ended May 31, 2015, respectively, as compared to 38.3 percent and 32.3 percent for the same respective periods of the prior year (see “Income Taxes”).
As a result of the foregoing, net income for the three and six month period ending May 31, 2015, as compared to the same period in prior year, reflected a decrease of approximately $8.1 million, or $0.17 per diluted share and $13.1 million, or $0.28 per diluted share, respectively.
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

	November 30, 2014	May 31, 2015
	(Unaudited)
Cash and cash equivalents	$158,847	$183,458
Working capital	110,783	165,443
Total debt	271,746	271,218
At May 31, 2015, our working capital was primarily supported by our cash and cash equivalents totaling approximately $183.5 million, an increase of approximately $24.6 million from November 30, 2014. The increase in working capital is primarily a result of the approximate $66.4 million note receivable related to the sale of our Staten Island property becoming current, the aforementioned increase in cash and cash equivalents, and an increase in current receivables of approximately $21.8 million, as a result of the seasonality of our operations, partially offset by a $52.0 million increase in deferred income also as a result of the seasonality of our operations. Significant cash flow items during the six months ended May 31, 2014 and 2015, respectively, are as follows (in thousands):

	May 31, 2014	May 31, 2015
	(Unaudited)
Net cash provided by operating activities (1)	$105,426	$96,860
Capital expenditures (2)	(74,708)	(75,928)
Distribution from equity investee and affiliate (3)	10,000	13,500
Proceeds from sale of Staten Island property (4)	6,314	—
Cash included in assumption of ownership interest in equity investee (5)	4,686	—
(1) The decrease in net cash provided by operating activities, during the six months ended May 31, 2015, as compared to the same period in the prior year, is driven primarily by the change in timing of the Darlington NASCAR events previously discussed and an income tax refund received in the first quarter of fiscal 2014
(2) Capital expenditures are predominately due to DAYTONA Rising (see "Capital Expenditures")
(3) Distributions from equity investee and affiliates, for the six months ended May 31, 2015, totaling $13.5 million, consists of approximately $8.3 million received as a distribution from its profits, and is included in net cash provided by operating activities on our statement of cash flows, and the remaining approximate $5.2 million received, was recognized as a return of capital from investing activities on our statement of cash flows
(4) See "Note 4. Equity and Other Investments - Staten Island Property"
(5) Represents MA's cash balance assumed as a result of SMI's abandonment of their interest in SMISC, LLC
Our liquidity is primarily generated from our ongoing motorsports operations, and we expect our strong operating cash flow to continue in the future. In addition, as of May 31, 2015, we have approximately $296.0 million available to draw upon under our 2012 Credit Facility, if needed. See “Future Liquidity” for additional disclosures relating certain risks that may affect our near term operating results and liquidity.
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
In June 2013, ISC's board of directors endorsed a capital allocation plan for fiscal 2013 through fiscal 2017 to not exceed $600.0 million in capital expenditures over that period. The five-year capital expenditure plan encompasses all the capital expenditures for ISC's 13 major motorsports facilities, including DAYTONA Rising and the equity portion of any funding of our ONE DAYTONA project. Of the endorsed five-year capital expenditure plan, DAYTONA Rising will account for approximately $400.0 million, excluding capitalized interest, of the $600.0 million of the five-year capital expenditure plan.
For the six months ended May 31, 2015, we spent approximately $75.9 million on capital expenditures for projects at our existing facilities, of which $67.7 million is related to DAYTONA Rising, with the remainder associated with a variety of other improvements and renovations. In comparison, we spent approximately $74.7 million for the six months ended May 31, 2014, on capital expenditures for projects at our existing facilities, of which $65.2 million was related to DAYTONA Rising.
With the majority of the capital expenditures for DAYTONA Rising occurring in fiscal 2014 and 2015, we estimate capital expenditures, exclusive of capitalized interest, across all of ISC's existing facilities will be approximately $220.0 million for fiscal 2015, based on the timing of construction payments. With a target completion date for DAYTONA Rising in January 2016, capital expenditures will then decrease significantly with an expectation of capital expenditures for projects at all of ISC's existing facilities, exclusive of capitalized interest, to be between $50.0 to $60.0 million in fiscal 2016 and fiscal 2017.
We review the capital expenditure program periodically and modify it in accordance with our current assessment of future financial position and as required to meet current business needs.

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

•
the previously discussed five-year capital expenditures plan at our existing facilities, which includes DAYTONA Rising, ONE DAYTONA, and any other future fan and competitor safety, critical maintenance and regulatory compliance spending;

•	payments required in connection with the funding of the Unified Government's debt service requirements related to the TIF bonds;

•	payments related to our other existing debt service commitments;

•	contributions in connection with any future expansion of the Hollywood Casino at Kansas Speedway; and

•	our annual dividend payment and share repurchases under our Stock Purchase Plan.
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
Every seat in Daytona International Speedway's frontstretch will be replaced with wider, more comfortable seating that will provide pristine sight-lines. There will also be twice as many restrooms and three times as many concessions throughout the facility. During Budweiser Speedweeks 2015, fans experienced some of DAYTONA Rising’s new amenities including first-ever vertical transportation, approximately 40,000 new grandstand seats on the frontstretch near Turn 1, and new concessions and restrooms. We are opening an additional 10,000 new grandstand seats and supporting amenities in Turn 4 for the 2015 Coke Zero 400.
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
In February 2014, Daytona International Speedway announced Toyota as its first Founding Partner for DAYTONA Rising. Through this partnership, Toyota will sponsor an injector and one of the neighborhoods, as well as receive 20,000 square feet of innovative fan engagement space that will enhance the overall guest experience, and nearly 50,000 square feet of interior and exterior branding space. The partnership runs through 2025.
In November 2014, Florida Hospital was announced as the stadium’s second Founding Partner taking ownership of an injector on the far west end of the frontstretch. As with Toyota, the Florida Hospital brand will be represented on one of five fan injectors, including more than 20,000 square feet of engagement space. Within this injector, Florida Hospital will also have a presence in one of the “neighborhoods”.
In February 2015, we entered into a long-term partnership with NextEra Energy Resources that includes the NASCAR Camping World Truck race entitlement. The agreement extends our renewable energy credit purchases designed to off-set Daytona’s carbon footprint and, with the newly signed agreement with NextEra Energy and Florida Power & Light, adds three new on-site Solar arrays. These structures will serve as aesthetically-pleasing fan amenities, such as covered parking and shade structures, and make DAYTONA Rising a top-five sports property in the U.S. for clean energy generation. Also recently announced is a partnership that extends the iconic Rolex brand’s role as the title sponsor of the annual Rolex 24 At Daytona sports car race and Official Timepiece of Daytona International Speedway. The expanded partnership will also afford Rolex with naming rights for the new DAYTONA Rising frontstretch lounge and suite level as well as enhanced branding opportunities throughout the redeveloped Speedway.
In July 2015, we announced Chevrolet’s multi-year Founding Partnership agreement for DAYTONA Rising. Chevrolet will have branding rights for one of the “neighborhoods” located near its injector. The football field-sized neighborhood will feature a custom bar, retail and dining areas, as well as dozens of video screens. Additionally, Chevrolet will serve as an official partner of “The Great American Race,” the DAYTONA 500, and receive official pace car rights in select years. In addition to the Founding Partner status with DAYTONA Rising, Chevrolet extended its pace car rights at Darlington, Phoenix International Raceway and Watkins Glen International for various NASCAR and IMSA events.
We continue to see strong interest from prospective corporate partners seeking to establish long-term marketing positions with our DAYTONA Rising project, such as this week’s announcement that Fifth Third Bank will become the official bank of the “World Center of Racing” and will integrate its ATMs into the redeveloped Speedway beginning in 2016. Additionally, Fifth Third Bank will serve as an official partner of the DAYTONA 500 and the Coke Zero 400 Powered By Coca-Cola. The multi-year agreement will also provide Fifth Third Bank with fan engagement and corporate hospitality opportunities for entertaining guests at the Speedway, as well as the ability to use certain marks and logos in Fifth Third Bank promotions. Other founding and official partner discussions are underway and we anticipate more announcements in the coming months.
We expect that by providing our fans with a better experience as well as an expansive platform for our marketing partners, including an elevated hospitality experience, DAYTONA Rising, upon completion in 2016, is expected to provide an immediate incremental lift in Daytona International Speedway's revenues of approximately $20.0 million, and earnings before interest, taxes, depreciation and amortization ("EBITDA”) lift of approximately $15.0 million with a mid-single-digit growth rate. We also currently anticipate the project to be accretive to our net income per share within three years of completion. While these forward looking amounts are management’s projections and we believe they are reasonable, our actual results may vary from these estimates due to unanticipated changes in projected attendance, lower than expected ticket prices, and/or lower than forecasted corporate sponsorships. We do not know whether these expectations will ultimately prove correct and actual revenues and operating results may differ materially from these estimates.
We currently anticipate DAYTONA Rising to cost approximately $400.0 million, excluding capitalized interest, which we expect to fund from cash on hand, cash from our operations, and we may use borrowings on our credit facility for a limited period of time. In June 2014, House Bill 7095 was signed in Florida creating the Florida Sports Development Program, establishing a process for distributing state tax revenue for the construction or improvement of professional sports facilities. The DAYTONA Rising project was among the eligible applicants to receive sales tax incentives based on the project’s capital investment and amount of sales tax generated by the facility. We filed our application and received approval from the state's Department of Economic Opportunity. Allocation of funds for the approved applications was not considered during the 2015 session of the Florida Legislature.  A timetable for consideration is unknown at this time.
Despite not anticipating the need for additional long-term debt to fund this project, accounting rules dictate that we capitalize a portion of the interest on existing outstanding debt during the construction period. We estimate that we will record approximately $11.0 million to $13.0 million of capitalized interest from fiscal 2013 through fiscal 2016.
Total spending incurred for DAYTONA Rising was approximately $67.7 million, during the six months ended May 31, 2015. Based on our current expectations of DAYTONA Rising, we have identified existing assets that are expected to be impacted by the redevelopment and that those assets will require accelerated depreciation, or losses on asset retirements, totaling approximately $50.0 million over the approximate 26-month project time span. During the six months ended May 31, 2015, we recognized accelerated depreciation and losses on disposal of assets totaling approximately $9.8 million, with a total of approximately $37.8 million recognized since the inception of the project.
In addition, our depreciation expense related directly to DAYTONA Rising will increase incrementally by approximately $12.0 million to $14.0 million in fiscal 2015, and an additional $9.0 million to $10.0 million in fiscal 2016, respectively. The incremental increase in depreciation expense for fiscal 2015 is based on the opening of approximately forty percent of the new stadium for Budweiser Speedweeks 2015 and an additional approximate ten percent of the new stadium for the 2015 Coke Zero 400.
As a result, our total depreciation expense for fiscal 2015 is estimated to be between approximately $93.0 million and $97.0 million, and approximately $95.0 million to $105.0 million annually, in fiscal 2016, and then decreasing, due to lower capital spending, to approximately $85.0 million to $95.0 million beginning in fiscal 2019.
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
Also in March 2015, we announced Legacy Development, a leading national development group, as development consultant for ONE DAYTONA. Intensely focused on innovative destination retail and mixed-use projects, Legacy Development will work closely with ISC’s development resources on the project. The Legacy Development team is a natural fit for the project, having served as the developer for Legends Outlets Kansas City, a mixed-used retail destination across from our Kansas Speedway.
Shaner Hotels and Prime Hospitality Group ("PHG") have been selected as hotel partners. They have executed a franchise agreement with Marriott International for an exclusive 145-room full service Autograph Collection hotel at ONE DAYTONA.
We continue to refine the conceptual design for the first phase of ONE DAYTONA. Bass Pro Shops, America's most popular outdoor store, and Cobb Theatres, the highly respected Southeastern-based exhibitor, have executed leases to anchor ONE DAYTONA. We are in active discussions with other potential tenants for ONE DAYTONA.
We have approved land use entitlements for ONE DAYTONA to allow for up to 1.4 million square feet of retail/dining/entertainment, 2,500 seats in a movie theater, 660 hotel rooms, 1,350 units of residential, 567,000 square feet of additional office space and 500,000 square feet of commercial/industrial space. We anticipate announcing our revised plans for the first phase of ONE DAYTONA in the next few months, including scope of the development, a range of investment, sources of funding and expected returns.
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
For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our annual report on Form 10-K for the year ended November 30, 2014. During the six months ended May 31, 2015, there have been no material changes in our market risk exposures.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2015. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of May 31, 2015.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our second quarter of fiscal 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in thousands)
March 1, 2015— March 31, 2015
Repurchase program (1)	—	—	—	$61,740
April 1, 2015 — April 30, 2015
Repurchase program (1)	—	—	—	$61,740
May 1, 2015 — May 31, 2015
Repurchase program (1)	—	—	—	$61,740
Employee transactions (2)	27,030	$36.36	—
	27,030		—

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

Since inception of the Plan through May 31, 2015, we have purchased 7,063,962 shares of our Class A common shares, for a total of approximately $268.3 million. We did not purchase any shares of our Class A common shares during the three month period ended May 31, 2015. Transactions occur in open market purchases and pursuant to a trading plan under Rule 10b5-1. At May 31, 2015, we had approximately $61.7 million remaining repurchase authority under the current Stock Purchase Plan.
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

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)

Date:	July 2, 2015	/s/ Daniel W. Houser
Daniel W. Houser, Senior Vice President,
Chief Financial Officer, Treasurer