Form 10-Q
period 2015-08-31
INTERNATIONAL SPEEDWAY CORP
filed 2015-10-08
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
 FORM 10-Q
_________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2015
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class A Common Stock	26,703,344 shares	as of August 31, 2015
Class B Common Stock	19,946,636 shares	as of August 31, 2015

INTERNATIONAL SPEEDWAY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED AUGUST 31, 2015

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30, 2014	August 31, 2015
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$158,847	$169,249
Receivables, less allowance of $1,000 in 2014 and 2015, respectively	27,598	34,912
Inventories	4,030	1,692
Income taxes receivable	6,202	15,224
Deferred income taxes	2,789	2,825
Prepaid expenses and other current assets	8,099	73,065
Total Current Assets	207,565	296,967
Property and Equipment, net of accumulated depreciation of $818,084 and $826,211 respectively	1,381,190	1,425,681
Other Assets:
Equity investments	122,565	107,721
Intangible assets, net	178,629	178,628
Goodwill	118,791	118,791
Other	68,911	7,409
	488,896	412,549
Total Assets	$2,077,651	$2,135,197
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$3,435	$3,222
Accounts payable	41,491	49,868
Deferred income	33,043	83,842
Other current liabilities	18,813	18,894
Total Current Liabilities	96,782	155,826
Long-Term Debt	268,311	267,726
Deferred Income Taxes	354,276	342,081
Long-Term Deferred Income	9,548	7,287
Other Long-Term Liabilities	2,302	2,258
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 26,248,081 and 26,343,551 issued and outstanding in 2014 and 2015, respectively	262	264
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 19,967,202 and 19,946,636 issued and outstanding in 2014 and 2015, respectively	200	199
Additional paid-in capital	447,518	448,386
Retained earnings	902,433	914,658
Accumulated other comprehensive loss	(3,981)	(3,488)
Total Shareholders’ Equity	1,346,432	1,360,019
Total Liabilities and Shareholders’ Equity	$2,077,651	$2,135,197
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Three Months Ended
	August 31, 2014	August 31, 2015
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$26,271	$24,038
Motorsports related	81,987	86,628
Food, beverage and merchandise	17,491	10,521
Other	4,334	4,303
	130,083	125,490
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	30,874	31,824
Motorsports related	33,693	34,503
Food, beverage and merchandise	14,550	9,266
General and administrative	28,190	27,446
Depreciation and amortization	22,438	24,224
Losses on asset retirements	3,863	5,365
	133,608	132,628
Operating loss	(3,525)	(7,138)
Interest income	20	41
Interest expense	(1,960)	(2,668)
Equity in net income from equity investments	2,330	3,486
Other	5	(32)
Loss before income taxes	(3,130)	(6,311)
Income taxes	(3,321)	(2,355)
Net income (loss)	$191	$(3,956)

Earnings (loss) per share:
Basic and diluted	$0.00	$(0.08)

Basic weighted average shares outstanding	46,593,133	46,647,480

Diluted weighted average shares outstanding	46,606,660	46,647,480
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Nine Months Ended
	August 31, 2014	August 31, 2015
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$92,021	$87,842
Motorsports related	295,604	289,143
Food, beverage and merchandise	53,433	36,830
Other	11,125	12,237
	452,183	426,052
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	109,227	104,022
Motorsports related	91,808	92,091
Food, beverage and merchandise	42,088	30,671
General and administrative	80,205	80,982
Depreciation and amortization	67,999	72,990
Losses on asset retirements	7,303	11,626
	398,630	392,382
Operating income	53,553	33,670
Interest income	102	85
Interest expense	(7,796)	(6,738)
Equity in net income from equity investments	6,744	11,232
Other	5,377	621
Income before income taxes	57,980	38,870
Income taxes	16,425	14,518
Net income	$41,555	$24,352

Dividends per share	$0.24	$0.26
Earnings per share:
Basic and diluted	$0.89	$0.52

Basic weighted average shares outstanding	46,548,078	46,611,656

Diluted weighted average shares outstanding	46,562,082	46,626,223
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended
	August 31, 2014	August 31, 2015
	(Unaudited)
	(In Thousands)
Net income (loss)	$191	$(3,956)
Other comprehensive income:
Amortization of terminated interest rate swap, net of tax benefit of $107 and $106, respectively	163	164
Comprehensive income (loss)	$354	$(3,792)

	Nine Months Ended
	August 31, 2014	August 31, 2015
	(Unaudited)
	(In Thousands)
Net income	$41,555	$24,352
Other comprehensive income:
Amortization of terminated interest rate swap, net of tax benefit of $319 and $318, respectively	492	493
Comprehensive income	$42,047	$24,845
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statement of Shareholders’ Equity

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(Unaudited) (In Thousands)
Balance at November 30, 2014	$262	$200	$447,518	$902,433	$(3,981)	$1,346,432
Activity 12/1/14 — 8/31/15:
Net income	—	—	—	24,352	—	24,352
Comprehensive income	—	—	—	—	493	493
Cash dividend ($0.26 per share)	—	—	—	(12,127)	—	(12,127)
Reacquisition of previously issued common stock	—	—	(983)	—	—	(983)
Conversion of Class B Common Stock to Class A Common Stock	1	(1)	—	—	—	—
Other	1	—	(343)	—	—	(342)
Stock-based compensation	—	—	2,194	—	—	2,194
Balance at August 31, 2015	$264	$199	$448,386	$914,658	$(3,488)	$1,360,019
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Nine Months Ended
	August 31, 2014	August 31, 2015
	(Unaudited)
	(In Thousands)
OPERATING ACTIVITIES
Net income	$41,555	$24,352
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on assumption of controlling interest in equity investee	(5,447)	—
Depreciation and amortization	67,999	72,990
Stock-based compensation	1,889	2,194
Amortization of financing costs	1,333	1,333
Interest received on Staten Island note receivable	4,359	3,486
Deferred income taxes	(26,529)	(12,548)
Income from equity investments	(6,744)	(11,232)
Distribution from equity investee	7,606	12,094
Loss on asset retirements, non-cash	618	428
Other, net	111	(602)
Changes in operating assets and liabilities:
Receivables, net	(8,284)	(7,314)
Inventories, prepaid expenses and other assets	(9,594)	(7,024)
Accounts payable and other liabilities	1,084	6
Deferred income	42,249	48,538
Income taxes	13,729	(9,365)
Net cash provided by operating activities	125,934	117,336
INVESTING ACTIVITIES
Capital expenditures	(132,486)	(105,737)
Distribution from equity investee and affiliate	7,894	12,656
Equity investments and advances to affiliate	(1,052)	—
Proceeds from sale of Staten Island property	6,100	—
Cash included in assumption of ownership interest in equity investee	4,686	—
Other, net	25	103
Net cash used in investing activities	(114,833)	(92,978)
FINANCING ACTIVITIES
Payment of long-term debt	(533)	(846)
Cash dividend paid	(11,181)	(12,127)
Reacquisition of previously issued common stock	(323)	(983)
Net cash used in financing activities	(12,037)	(13,956)
Net (decrease) increase in cash and cash equivalents	(936)	10,402
Cash and cash equivalents at beginning of period	172,827	158,847
Cash and cash equivalents at end of period	$171,891	$169,249
See accompanying notes

International Speedway Corporation
Notes to Consolidated Financial Statements
August 31, 2015
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
Because of the seasonal concentration of racing events, the results of operations for the three and nine months ended August 31, 2014 and 2015, respectively, are not indicative of the results to be expected for the year.
2. New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, in conjunction with the International Accounting Standards Board, issued ASU No. 2014-09, "Revenue from Contracts with Customers". The objective of this Update is to significantly enhance comparability and clarify principles of revenue recognition practices across entities, industries, jurisdictions, and capital markets. On July 9, 2015, the FASB approved a one-year deferral of the effective date, while permitting entities to elect to adopt one year earlier on the original effective date. As a result, for a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The standard can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting this new guidance on its financial position, results of operations, and cash flows, and will adopt the provisions of this statement in the first quarter of fiscal 2019.
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

3. Earnings Per Share
Basic earnings per share is calculated using the Company's weighted-average outstanding common shares. Diluted earnings per share is calculated using the Company's weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. In periods when the Company recognizes a net loss, it excludes the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an anti-dilutive effect.
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended August 31, 2014 and 2015 (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	August 31, 2014	August 31, 2015	August 31, 2014	August 31, 2015
Numerator:
Net income (loss)	$191	$(3,956)	$41,555	$24,352
Denominator:
Weighted average shares outstanding	46,593,133	46,647,480	46,548,078	46,611,656
Effect of dilutive securities	13,527	—	14,004	14,567
Diluted weighted average shares outstanding	46,606,660	46,647,480	46,562,082	46,626,223

Basic and diluted earnings (loss) per share	$0.00	$(0.08)	$0.89	$0.52

Anti-dilutive shares excluded in the computation of diluted earnings per share	114,302	152,896	125,560	101,436
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
The Company has accounted for Kansas Entertainment as an equity investment in its financial statements as of August 31, 2014 and 2015. The Company's 50.0 percent portion of Kansas Entertainment’s net income is approximately $2.3 million and $3.5 million for the three months ended August 31, 2014 and 2015, respectively, and approximately $6.7 million and $11.2 million for the nine months ended August 31, 2014 and 2015, respectively, and is included in income from equity investments in its consolidated statements of operations.
Distributions from Kansas Entertainment for the nine months ended August 31, 2015, totaling approximately $24.8 million, consist of approximately $12.1 million received as a distribution from its profits, included in net cash provided by operating activities on the Company's statement of cash flows, with the remaining approximately $12.7 million received, recognized as a return of capital from investing activities on the Company's statement of cash flows. Distributions from Kansas Entertainment for the nine months ended August 31, 2014, totaling $15.5 million, consist of approximately $7.6 million received as a distribution from its profits, is included in net cash provided by operating activities on the Company's statement of cash flows, with the remaining approximate $7.9 million received, recognized as a return of capital from investing activities on the Company's statement of cash flows.
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
The Company received $7.5 million, less closing and other administrative costs, of the sales price at closing. The remaining sales price was financed by the Company through a secured mortgage interest in 380 Development as well as the underlying property. The mortgage balance bears interest at an annual rate of 7.0 percent. In accordance with the terms of the agreement, the Company received a principal payment of approximately $6.1 million plus interest on the mortgage balance through August 31, 2015, with the remaining purchase price of $66.4 million due March 5, 2016. Interest on the remaining mortgage balance is due quarterly, in arrears. Marine Development is current with all payments through October 2015. Based on the level of Marine Development's principal payments received to date, the Company has accounted for the transaction using the cost recovery method and has deferred the recognition of profit of approximately $1.9 million, and interest totaling approximately $9.1 million at August 31, 2015, until the carrying amount of the property is recovered, upon final payment .
Subsequent to August 31, 2015, the Company received a scheduled interest payment of approximately $1.2 million.
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

5. Goodwill and Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of the major classes of intangible assets relating to the Motorsports Event segment are as follows (in thousands):

	November 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$9	$1
Other	109	87	22
Total amortized intangible assets	119	96	23
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793
Total non-amortized intangible assets	178,606	—	178,606
Total intangible assets	$178,725	$96	$178,629

	August 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$10	$—
Other	114	92	22
Total amortized intangible assets	124	102	22
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793
Total non-amortized intangible assets	178,606	—	178,606
Total intangible assets	$178,730	$102	$178,628
The following table presents current and expected amortization expense of the existing intangible assets as of August 31, 2015 for each of the following periods (in thousands):

Amortization expense for the nine months ended August 31, 2015	$7
Remaining estimated amortization expense for the year ending November 30:
2015	1
2016	3
2017	1
2018	1
2019	1
There were no changes in the carrying value of goodwill during the three and nine months ended August 31, 2015.

6. Long-Term Debt
Long-term debt consists of the following (in thousands):

	November 30, 2014	August 31, 2015
4.63 percent Senior Notes	$65,000	$65,000
3.95 percent Senior Notes	100,000	100,000
4.82 percent Revenue Bonds	339	87
6.25 percent Term Loan	49,524	48,931
TIF bond debt service funding commitment	56,883	56,930
	271,746	270,948
Less: current portion	3,435	3,222
	$268,311	$267,726
The Company's $65.0 million principal amount of senior unsecured notes (“4.63 percent Senior Notes”) bear interest at 4.63 percent and are due January 2021. The 4.63 percent Senior Notes require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.63 percent Senior Notes may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company’s wholly owned domestic subsidiaries are guarantors of the 4.63 percent Senior Notes. Certain restrictive covenants of the 4.63 percent Senior Notes require that the Company's ratio of its Consolidated Funded Indebtedness to its Consolidated EBITDA ("leverage ratio") does not exceed 3.50 to 1.0, and its Consolidated EBITDA to Consolidated Interest Expense ("interest coverage ratio") is not less than 2.0 to 1.0. In addition the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 4.63 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of August 31, 2015, the Company was in compliance with its various restrictive covenants. At August 31, 2015, outstanding principal on the 4.63 percent Senior Notes was approximately $65.0 million.
The Company's $100.0 million principal amount of senior unsecured notes (“3.95 percent Senior Notes”) bear interest at 3.95 percent and are due September 2024. The 3.95 percent Senior Notes require semi-annual interest payments on March 13 and September 13 through their maturity. The 3.95 percent Senior Notes may be redeemed in whole or in part, at the Company's option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company's wholly owned domestic subsidiaries are guarantors of the 3.95 percent Senior Notes. Certain restrictive covenants of the 3.95 percent Senior Notes require that the Company's leverage ratio does not exceed 3.50 to 1.0, and its interest coverage ratio is not less than 2.0 to 1.0. In addition the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 3.95 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of August 31, 2015, the Company was in compliance with its various restrictive covenants. At August 31, 2015, outstanding principal on the 3.95 percent Senior Notes was approximately $100.0 million.
Debt associated with the Company's wholly owned subsidiary, Chicagoland Speedway, LLC, which owns and operates Chicagoland Speedway and Route 66 Raceway, has debt outstanding in the form of revenue bonds payable (“4.82 percent Revenue Bonds”), consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.82 percent Revenue Bonds have an interest rate of 4.82 percent and a monthly payment of $29,000 principal and interest. At August 31, 2015, outstanding principal on the 4.82 percent Revenue Bonds was approximately $0.1 million.
The term loan (“6.25 percent Term Loan”), related to the Company’s International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.25 percent, and a current monthly payment of approximately $323,000. At August 31, 2015, the outstanding principal on the 6.25 percent Term Loan was approximately $48.9 million.
At August 31, 2015, outstanding taxable special obligation revenue (“TIF”) bonds, in connection with the financing of Kansas Speedway, totaled approximately $56.9 million, net of the unamortized discount, which is comprised of a $7.7 million principal amount, 6.15 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.75 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.

The Company's $300.0 million revolving credit facility (“2012 Credit Facility”) contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions, provides for separate sub-limits of $25.0 million for standby letters of credit and $10.0 million for swing line loans. The 2012 Credit Facility is scheduled to mature in November 2017. Interest accrues, at the Company's option, at either LIBOR plus 100.0 — 162.5 basis points or a base rate loan at the highest of i) Wells Fargo Bank's prime lending rate, ii) the Federal Funds rate, as in effect from time to time, plus 0.5 percent, and iii) one month LIBOR plus 1.0 percent. The 2012 Credit Facility also contains a commitment fee ranging from 0.125 percent to 0.225 percent of unused amounts available for borrowing. The interest rate margin on the LIBOR borrowings and commitment fee are variable depending on the better of the Company's debt rating as determined by specified rating agencies or its leverage ratio. Certain of the Company's wholly owned domestic subsidiaries are guarantors on the 2012 Credit Facility. The 2012 Credit Facility requires that the Company's leverage ratio does not exceed 3.50 to 1.0 (4.0 to 1.0 for the four quarters ending after any Permitted Acquisition), and its interest coverage ratio is not less than 2.5 to 1.0. The 2012 Credit Facility also contains various other affirmative and negative restrictive covenants including, among others, limitations on indebtedness, investments, sales of assets, certain transactions with affiliates, entering into certain restrictive agreements and making certain restricted payments as detailed in the agreement. As of August 31, 2015, the Company was in compliance with its various restrictive covenants. At August 31, 2015, the Company had no outstanding borrowings under the 2012 Credit Facility.
Total interest expense incurred by the Company for the three and nine months ended August 31, 2014 and 2015, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2014	August 31, 2015	August 31, 2014	August 31, 2015
Interest expense	$4,121	$4,060	$12,359	$12,221
Less: capitalized interest	2,161	1,392	4,563	5,483
Net interest expense	$1,960	$2,668	$7,796	$6,738
Financing costs of approximately $3.7 million and $3.3 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2014 and August 31, 2015, respectively. These costs are being amortized on a straight-line method, which approximates the effective yield method, over the life of the related financing.
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
At August 31, 2015, the Company had money market funds totaling approximately $63.5 million which are included in cash and cash equivalents in its consolidated balance sheets. All inputs used to determine fair value are considered level 1 inputs.
Fair values of long-term debt are based on quoted market prices at the date of measurement. The Company’s credit facilities approximate fair value as they bear interest rates that approximate market. These inputs used to determine fair value are considered level 2 inputs. The fair value of the remaining long-term debt, as determined by quotes from financial institutions, was approximately $291.2 million compared to the carrying amount of approximately $271.7 million and approximately $286.7 million compared to the carrying amount of approximately $270.9 million at November 30, 2014 and August 31, 2015, respectively.
The Company had no financial instruments that used level 3 inputs as of August 31, 2015.

8. Comprehensive Income
Comprehensive income is the changes in equity of an enterprise except those resulting from shareholder transactions. Accumulated other comprehensive loss consists of the following (in thousands):

	November 30, 2014	August 31, 2015
Terminated interest rate swap, net of tax benefit of $2,600 and $2,282, respectively	$3,981	$3,488
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
In July 2015, the Company awarded and issued a total of 8,190 restricted shares of the Company’s Class A common shares to certain non-employee directors, under the 2006 Plan. The shares of restricted stock awarded in July 2015, vest at the rate of 100.0 percent on the one year anniversary of the award date. The weighted average grant date fair value of these restricted share awards was $$36.67 per share. In accordance with ASC 718, “Compensation — Stock Compensation” the Company is recognizing stock-based compensation on these restricted shares awarded on the straight-line method over the requisite service period.
10. Income Taxes
Prior to January 31, 2014, the Company was a partner with Speedway Motorsports, Inc. ("SMI") in a 50/50 joint venture, SMISC, LLC, which, through its wholly owned subsidiary Motorsports Authentics, LLC conducted business under the name Motorsports Authentics (“MA”). The tax benefit related to certain tax filing positions of SMISC, LLC of approximately $2.1 million is the principal cause of the increased effective tax benefit for the three months ended August 31, 2014. The principal causes of the decreased effective income tax rate for the nine months ended August 31, 2014 is the tax treatment related to the other income recognized as a result of SMI's abandonment of their interest in SMISC, LLC on January 31, 2014, including the related tax benefits associated with various operating loss carryforwards of MA and certain tax filing positions of SMISC, LLC totaling approximately $3.8 million, along with certain state income tax adjustments. Changes in certain state tax rates are the the principal causes of the decreased effective tax (benefit) rate, as compared to the statutory income tax rate, for the three and nine months ended August 31, 2015.
As a result of these items, the Company's effective income tax rate was approximately 106.1 percent and 28.3 percent for the three and nine months ended August 31, 2014, respectively, and approximately 37.3 percent and 37.4 percent for the three and nine months ended August 31, 2015, respectively.
11. Related Party Disclosures and Transactions
All of the racing events that take place during the Company’s fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association, the American Motorcyclist Association, the Automobile Racing Club of America, the American Sportbike Racing Association — Championship Cup Series, the Federation Internationale de L’Automobile, the Federation Internationale Motocycliste, International Motor Sports Association (“IMSA”), Historic Sportscar Racing, IndyCar Series, National Association for Stock Car Auto Racing (“NASCAR”), National Hot Rod Association, the Porsche Club of America, the Sports Car Club of America, the Sportscar Vintage Racing Association, the United States Auto Club and the World Karting Association. NASCAR, which sanctions many of the Company’s principal racing events, is a member of the France Family Group which controls approximately 72.0 percent of the combined voting power of the outstanding stock of the Company, as of November 30, 2014, and some members of which serve as directors and officers of the Company. Standard NASCAR sanction agreements require racetrack operators to pay sanction fees and prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors, which are exclusive of NASCAR sanction fees, totaled approximately $24.6 million and $25.6 million for the three months ended August 31, 2014 and 2015, respectively, and approximately $90.5 million and $86.0 million for the nine months ended August 31, 2014 and 2015, respectively.

Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire NASCAR Sprint Cup, Xfinity and Camping World Truck series schedules. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Sprint Cup, Xfinity and Camping World Truck series event as a component of its sanction fees. The promoter records 90.0 percent of the gross broadcast rights fees as revenue and then records 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors. Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event. The Company’s television broadcast and ancillary rights fees received from NASCAR for the NASCAR Sprint Cup, Xfinity, and Camping World Truck series events conducted at its wholly owned facilities, and recorded as part of motorsports related revenue, were approximately $53.7 million and $56.3 million for the three months ended August 31, 2014 and 2015, respectively, and approximately $207.8 million and $198.6 million for the nine months ended August 31, 2014 and 2015, respectively.
12. Commitments and Contingencies
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal and any required premium and interest on the 2002 STAR Bonds. At August 31, 2015, the Unified Government had approximately $1.2 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling approximately $4.0 million at August 31, 2015. At August 31, 2015, there were no amounts drawn on the standby letters of credit.
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
Total spending incurred for DAYTONA Rising was approximately $27.1 million and $94.8 million during the three and nine months ended August 31, 2015. Based on the Company's current expectations of DAYTONA Rising, it has identified existing assets that are expected to be impacted by the redevelopment and that those assets will require accelerated depreciation or losses on asset retirements, totaling approximately $50.0 million over the approximate 26-month project time span. During the three months ended August 31, 2014 and 2015, the Company recognized accelerated depreciation and losses on disposal of assets, related to DAYTONA Rising, totaling approximately $5.1 million and $4.7 million, respectively, and during the nine months ended August 31, 2014 and 2015, the Company recognized accelerated depreciation and losses on disposal of assets totaling approximately $12.7 million and $14.4 million, respectively.
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at prices comparable to unaffiliated customers. The following tables provide segment reporting of the Company for the three and nine months ended August 31, 2014 and 2015 (in thousands):

	Three Months Ended August 31, 2014
	Motorsports Event	All Other	Total
Revenues	$109,800	$20,512	$130,312
Depreciation and amortization	20,971	1,467	22,438
Operating income (loss)	(2,834)	(691)	(3,525)
Capital expenditures	56,775	1,003	57,778
Total assets	1,615,769	472,782	2,088,551
Equity investments	—	126,623	126,623
	Three Months Ended August 31, 2015
	Motorsports Event	All Other	Total
Revenues	$113,161	$12,717	$125,878
Depreciation and amortization	23,009	1,215	24,224
Operating income (loss)	(5,560)	(1,578)	(7,138)
Capital expenditures	28,230	1,579	29,809
Total assets	1,674,431	460,766	2,135,197
Equity investments	—	107,721	107,721
	Nine Months Ended August 31, 2014
	Motorsports Event	All Other	Total
Revenues	$421,758	$31,658	$453,416
Depreciation and amortization	63,647	4,352	67,999
Operating income (loss)	57,809	(4,256)	53,553
Capital expenditures	126,276	6,210	132,486
	Nine Months Ended August 31, 2015
	Motorsports Event	All Other	Total
Revenues	$398,741	$28,618	$427,359
Depreciation and amortization	69,232	3,758	72,990
Operating income (loss)	37,903	(4,233)	33,670
Capital expenditures	101,227	4,510	105,737
Certain prior year amounts in the Segment Reporting have been reclassified to conform to the current year presentation.
Intersegment revenues were approximately $0.2 million and $0.4 million for the three months ended August 31, 2014 and 2015, respectively, and approximately $1.2 million and $1.3 million for the nine months ended August 31, 2014 and 2015, respectively.
During the three and nine months ended August 31, 2015, the Company recognized approximately $0.4 million and $1.1 million, respectively, in marketing and consulting costs that is included in general and administrative expense related to DAYTONA Rising. These costs were included in the Motorsports Event segment. During the three and nine months ended August 31, 2014, the Company recognized approximately $0.2 million and $0.9 million, respectively, of similar costs.
During the three and nine months ended August 31, 2015, the Company recognized approximately $1.0 million and $6.9 million, respectively, of accelerated depreciation that was recorded due to the shortening the service lives of certain assets associated with DAYTONA Rising and other projects. During the three and nine months ended August 31, 2014, the Company recognized approximately $2.7 million and $8.7 million, respectively, of accelerated depreciation that was recorded due to the shortening the service lives of certain assets associated with DAYTONA Rising and capacity management initiatives.
During the three and nine months ended August 31, 2015, the Company recognized approximately $5.4 million and $11.6 million, respectively, of losses primarily attributable to demolition costs in connection with DAYTONA Rising and other capital improvements. During the three and nine months ended August 31, 2014, the Company recognized approximately $3.9 million and $7.3 million, respectively, of losses associated with asset retirements primarily attributable to the removal of assets not fully depreciated in connection with capacity management initiatives, DAYTONA Rising and other capital improvements.

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
“Food, beverage and merchandise” revenue includes revenues from concession stands, hospitality catering, and fees paid by third party vendors for the right to occupy space to sell souvenirs and concessions at our motorsports entertainment facilities.
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
Impairment of Long-lived Assets, Goodwill and Other Intangible Assets. Our consolidated balance sheets include significant amounts of long-lived assets, goodwill and other intangible assets which could be subject to impairment. During the three months ended August 31, 2014 and 2015, we recorded before-tax charges as losses on retirements of long-lived assets primarily attributable to costs to remove certain other long-lived assets located at our motorsports facilities totaling approximately $3.9 million and $5.4 million, respectively. During the nine months ended August 31, 2014 and 2015, we recorded before-tax charges as losses on retirements of long-lived assets primarily attributable to costs to remove certain other long-lived assets located at our motorsports facilities totaling approximately $7.3 million and $11.6 million, respectively.
As of August 31, 2015, goodwill and other intangible assets and property and equipment accounts for approximately $1.7 billion, or 80.7 percent of our total assets. We account for our goodwill and other intangible assets in accordance with ASC 350, “Intangibles — Goodwill and Other,” and for our long-lived assets in accordance with ASC 360, “Property, Plant and Equipment.”
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
In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments we exert significant influence on the investee but do not have effective control over the investee, which adds an additional element of risk that can adversely impact our financial position and results of operations. The carrying value of our equity investments was $107.7 million at August 31, 2015.
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

We have accounted for Kansas Entertainment as an equity investment in our financial statements as of August 31, 2014 and 2015. Our 50.0 percent portion of Kansas Entertainment’s net income is approximately $2.3 million and $3.5 million for the three months ended August 31, 2014 and 2015, respectively, and $6.7 million and $11.2 million for the nine months ended August 31, 2014 and 2015, respectively, and is included in income from equity investments in our consolidated statements of operations.
Distributions from Kansas Entertainment for the nine months ended August 31, 2015, totaling approximately $24.8 million, consist of approximately $12.1 million received as a distribution from its profits, included in net cash provided by operating activities on our statement of cash flows, with the remaining approximately $12.7 million received recognized as a return of capital from investing activities. Distributions from Kansas Entertainment for the nine months ended August 31, 2014, totaling $15.5 million, consist of approximately $7.6 million received as a distribution from its profits, included in net cash provided by operating activities on our statement of cash flows, with the remaining approximate $7.9 million received recognized as a return of capital from investing activities. The Company expects, for its 2015 fiscal year, that its share of the cash flow from the casino's operations will be approximately $32.0 million. This compares to $22.0 million received in 2014. Approximately $4.5 million of the increase is non-recurring and a result of transitioning from quarterly to monthly distributions in 2015, the balance from improvement in operating results.
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
We received $7.5 million, less closing and other administrative costs, of the sales price at closing. The remaining sales price was financed with us holding a secured mortgage interest in 380 Development as well as the underlying property. The mortgage balance bears interest at an annual rate of 7.0 percent. In accordance with the terms of the agreement, we have received a principal payment of approximately $6.1 million plus interest on the mortgage balance through August 31, 2015, and we will receive the remaining purchase price of $66.4 million, due March 5, 2016. Interest on the remaining mortgage balance is due quarterly, in arrears, and Marine Development is current with all payments through October 2015. Based on the level of Marine Development's principal payments received to date, we have accounted for the transaction using the cost recovery method and has deferred the recognition of profit of approximately $1.9 million, and interest totaling approximately $9.1 million at August 31, 2015, until the carrying amount of the property is recovered, upon final payment.
Subsequent to August 31, 2015, we received a scheduled interest payment of approximately $1.2 million.
The net proceeds from the sale, combined with the mortgage interest and related cash tax benefits, will provide us with approximately $118.0 million in incremental cash flow through the term of the mortgage.
Income Taxes
The tax benefit related to certain tax filing positions of SMISC, LLC of approximately $2.1 million is the principal cause of the increased effective tax benefit for the three months ended August 31, 2014. The principal causes of the decreased effective income tax rate for the nine months ended August 31, 2014 is the tax treatment related to the other income recognized as a result of SMI's abandonment of their interest in SMISC, LLC on January 31, 2014, including the related tax benefits associated with various operating loss carryforwards of MA and certain tax filing positions of SMISC, LLC totaling approximately $3.8 million, along with certain state income tax adjustments. Changes in certain state tax rates are the the principal causes of the decreased effective tax (benefit) rate, as compared to the statutory income tax rate, for the three and nine months ended August 31, 2015.
As a result of these items, our effective income tax rate was approximately 106.1 percent and 28.3 percent for the three and nine months ended August 31, 2014, respectively, and approximately 37.3 percent and 37.4 percent for the three and nine months ended August 31, 2015, respectively.
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

The unprecedented adverse economic conditions that began in 2008, which significantly impacted consumer confidence and disproportionately affected certain demographics of our target customers, continue to influence the frequency with which guests attend our major motorsports entertainment events. Recurring global and regional uncertainty, lack of a broad based middle class economic recovery, and/or further weakening in the domestic economy may continue to adversely impact attendance levels, guest spending levels, and our ability to secure corporate marketing partnerships in the future. Reductions in any of these categories can directly and negatively affect revenues and profitability. In 2009 through 2011, we mitigated the decline of certain revenue categories with sustainable cost containment initiatives and suspending merit pay increases. Beginning in 2012, we re-instituted regular merit pay increases to more normalized levels. Certain non-controllable costs, such as NASCAR sanction fees increased for fiscal year 2015, and we may continue to experience future incremental increases. We are sustaining the significant cost reductions previously implemented and continue to explore further cost reductions in addition to revenue growth opportunities.
Looking ahead, we expect to benefit from the slow and uneven recovery in the overall U.S. economy, which we anticipate will stimulate attendance-related and corporate partnership revenues. Our industry will further benefit from contracted NASCAR broadcast television rights through the 2024 season with the largest broadcast rights deal in the sport's 66-year history. Consistent with major sports properties throughout the world, broadcast rights represent our company's largest revenue segment. The tremendous growth and term of this contracted revenue source will provide us unparalleled long-term cash flow visibility. We also believe the strategic initiatives our company and the motorsports industry have undertaken to grow the sport have shown early, favorable results and we believe they will continue to strengthen the long-term outlook of our Company.
The motorsports industry and its stakeholders have demonstrated a strong commitment to growing the sport by aligning with and executing upon strategic growth initiatives that support NASCAR's Industry Action Plan (“IAP”). The IAP's objective is to build upon NASCAR's appeal by enhancing the connection with existing fans, as well as attracting and engaging millennials, youth and multicultural consumers in motorsports. Additional areas of focus within the IAP include building greater product relevance, cultivating driver star power, growing social media activities and enhancing the event experience. In recent years NASCAR has introduced several successful on-track innovations such as the Gen 6 Car design, new qualifying formats, refinement of rules packages that improve on-track competition, and enhancements to the Chase for the Championship that are direct results of IAP initiatives.
In January 2014, NASCAR announced a new championship format that puts greater emphasis on winning races all season long, expands the current Chase for the NASCAR Sprint Cup field to 16 drivers, and implements a new round-by-round advancement format that ultimately rewards a battle-tested, worthy champion. The format makes every race matter even more, diminishes points racing, puts a premium on winning races and concludes with a best-of-the-best, first-to-the-finish line showdown – all of which drives greater fan engagement and excitement. The new Chase structure is expected to elevate NASCAR Sprint Cup competition to a whole new level with a thrilling, easy to understand format. The completion of the 2014 NASCAR season at Homestead-Miami Speedway saw very encouraging results for both at-track consumer and corporate interest, as well as improving year-over-year digital and media consumption for the 2014 Chase events.
2015 is the first year of NASCAR's new ten-year broadcast rights agreement, which includes a new broadcast partner lineup and changes to the year-over-year schedule of events televised on network versus cable channels. These changes in 2015 will impact week to week metrics for year over year comparisons, and we are optimistic that the increased fan interest and consumption of the 2014 Chase will provide momentum throughout the 2015 NASCAR season. During the 2015 season to date through Chicago's Cup weekend, event performance metrics indicate sustaining this positive trend.
Our strategic plan has a number of facets focusing on greater fan engagement. Key among these is our commitment to improve our major motorsports facilities. In particular, one of the most important projects in our history is the redevelopment of the frontstretch of Daytona, the Company's 56-year-old flagship motorsports facility. The project will enhance the event experience for our fans, marketing partners, broadcaster-partners and the entire motorsports industry (See "DAYTONA Rising: Reimagining an American Icon"). We are confident that elevating the guest experience at the most important motorsports facility in North America will grow the Daytona 500 brand, our 12 other major motorsports facilities' brands and NASCAR's brand. Ultimately, this strategic project will positively influence attendance trends, corporate involvement in the sport, and the long-term strength of future broadcast media rights revenues.
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
Advance ticket sales result in earlier cash flow and reduce the potential negative impact to late ticket purchases from actual or forecast inclement weather. With any ticketing initiative, we first examine our ticket pricing structure for each segmented area within our major motorsports entertainment facilities to ensure prices are optimal based on market demand. We believe our ticket pricing matches current demand and provides attractive price points for all income levels and fan experiences.
It is important that we maintain the integrity of our ticket pricing model by providing our customers who purchase tickets during the renewal period with preferential pricing. We do not adjust pricing downward inside of the sales cycle to avoid rewarding late cycle ticket purchasers with discounted tickets. Further, we closely monitor and manage the availability of promotional tickets. Encouraging late cycle buying and offering excess promotional tickets could have a detrimental effect on our ticket pricing model and long-term value of our business. We believe it is more important to promote advance ticket sales and maintain price integrity to achieve sustainable, long-term growth rather than to capture short-term incremental revenue through price discounting at the expense of our customers who purchased tickets during the renewal period. We continue to evaluate and implement innovative ticket pricing strategies that include price increases over time as well as price increases week of/day of races to capture incremental revenues.
Adjusting seating capacity is another consumer-focused aspect of our strategy to promote sellouts, create excess demand and in turn increase capacity utilization at our major motorsports facilities. Over the past few years, we have reduced capacity at our major motorsports facilities. A significant portion of the capacity reduction was a result of our goal to provide improved fan amenities such as wider seating, create social zones with greater fan interaction/engagement for our guests, and remove sections that do not provide attractive sight lines. Based on our experience and consistent with the continual evolution of modern sports facilities, ticket demand relies strongly on creating a more personal and unique experience for the fans. Enhancing the live-event experience to compete with the at-home television experience is a critical strategy for our future core business growth. Other benefits from capacity management include greater event-pricing power; increasing the number of tickets sold in the renewal cycle; increasing customer retention; driving greater attendance to our lead-in events(such as NASCAR's Xfinity and Camping World Truck series events); driving stronger interest from corporate sponsors; and creating a more visually compelling event for the television audience.
Other key strategic initiatives that heighten live-event fan engagement include enhanced at-track audio and visual experiences, additional concession and merchandise points-of-sale, additional social gathering zones and greater wireless connectivity. We closely monitor customer demand, and continuously evaluate next-generation live-sports entertainment fan amenities, all of which could further impact how we manage capacity and spend capital at our major motorsports facilities.
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
We believe that our presence in key metropolitan statistical areas, year-round event schedule, impressive portfolio of major motorsports events and attractive fan demographics are beneficial as we continue to pursue renewal and expansion of existing corporate marketing partnerships and establish new corporate relationships. Companies are demanding more quantifiable return on investment from their sports marketing strategies, and our company is focused on delivering enhanced value through our strategic initiatives. This includes enhanced facilities, more frequent and diverse content at our facilities, and deeper understanding of and integration with our customers' business.
In fiscal 2014, excluding soft media sales, the company grew its gross corporate partnership revenue for the first time since the beginning of the recession. As of the time of this writing, we have sold all NASCAR Sprint Cup race entitlements, meeting our total 2015 corporate sales target compared to 97.0 percent of our target at this point for 2014. We have secured four long-term founding partnerships for DAYTONA Rising with Toyota, Florida Hospital, Chevrolet, and Sunoco; all four agreements are for ten years or longer. We continue to see strong interest from prospective corporate partners seeking to establish a long-term marketing platform with our DAYTONA Rising project, as evidenced by the recently announced official status agreements with Florida Power and Light, a subsidiary of NextEra Energy, Inc. and Can-Am a subsidiary of Bombardier Recreation Products, which was recently named title sponsor of the Can-Am Duel for Speedweeks 2016. Discussions for the one remaining founding partner and official status opportunities are currently underway at the time of this writing.
Television Broadcast and Ancillary Media Rights
Domestic broadcast and ancillary media rights fees are ISC's largest revenue segment, accounting for approximately 46.5 percent of 2014 total revenues.
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
FOX has exclusive rights to the first 16 NASCAR Sprint Cup Series point races beginning each year with the prestigious Daytona 500. In addition, FOX retains the rights to the NASCAR Sprint All-Star Race, The Sprint Unlimited, Can-Am Duel, 14 NASCAR Xfinity Series events and the entire NASCAR Camping World Truck Series. NBC has exclusive rights to the final 20 NASCAR Sprint Cup Series points races, final 19 NASCAR Xfinity Series events, select NASCAR Regional & Touring Series events and other live content beginning in 2015. In total, NASCAR will have the same number of Sprint Cup races on network television, 16; 9 on FOX and 7 on NBC; as it did in the prior 2007 to 2014 television package.
NASCAR's solid ratings, the strong demand for live sports programming and the proliferation of on-demand content were significant factors for NASCAR signing the largest broadcast rights deal in the sport's 66-year history.
In August 2013, FOX debuted its 24-hour Fox Sports 1 network to compete with ESPN. Fox Sports 1 is available in approximately 85 million television households. In addition to NASCAR, Fox Sports 1 has new or renewed deals for Major League Baseball, college football and basketball, Ultimate Fighting Championship, Major League Soccer ("MLS"), United States Golf Association, as well as other sports. Fox Sports 1 represents the latest in the long migration of marquee sports from broadcast television to cable/satellite, who generally can support a higher investment due to subscriber fees that are not available to traditional networks. In 2015, Fox Sports 1 will broadcast 7 live NASCAR Sprint Cup events and 11 NASCAR Xfinity events. NASCAR events and content are consistently among the highest rated programming on Fox Sports 1.
NBC Sports Network is in approximately 82 million homes, and in addition to NASCAR serves sports fans by airing coverage of the Olympic Games and Trials as well as the National Hockey League ("NHL"), MLS, IndyCar Series, Tour de France, major college football and basketball, and horse racing surrounding the Triple Crown, among other events.
Through week twenty-six of the 2015 broadcast season, NASCAR Sprint Cup has been the number one or two sport of the weekend nineteen times during this span. Year over year television ratings comparisons are difficult in 2015 due to changes in the broadcaster line-up and shift of event broadcasts between network and cable, further clouded by impacts of inclement weather in the current and/or prior year. Despite the limited comparability of raw television ratings, the sport is experiencing positive trends with both broadcast and digital consumption metrics to date. Through the Chicago Cup weekend, NASCAR Sprint Cup has averaged 5.3 million viewers per event with a total of approximately 48.5 million unique viewers. Also, digital and social media metrics continue to exhibit significant increases.
Domestic broadcast rights fees provide significant cash flow visibility to us, race teams and NASCAR over the contract term. Television broadcast rights fees received from NASCAR for the NASCAR Sprint Cup, Xfinity and Camping World Truck series events conducted at our wholly owned facilities under these agreements, and recorded as part of motorsports related revenue, were approximately $53.7 million and $56.2 million for the three months ended August 31, 2014 and 2015, respectively, and approximately $207.5 million and $198.3 million for the nine months ended August 31, 2014 and 2015, respectively. Operating income generated by these media rights were approximately $39.0 million and $40.8 million for the three months ended August 31, 2014 and 2015, respectively, and approximately$150.9 million and $144.3 million for the nine months ended August 31, 2014 and 2015, respectively.
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
NASCAR is focused on measuring and growing all of the potential ways that people can consume media, whether traditional television viewership, page views of on-line content, and/or quantity/quality of social-media mentions. A November 2014 study of broad based digital media consumption habits found that amount of time spent on mobile devices has increased twenty percent since 2010, digital video viewing time has doubled since 2012, and 52 percent of on-line retail traffic now originates from mobile devices. These trends will likely continue. Traditional consumption channels like television and radio still make up a majority of the average time spent per adult day, but digital media consumption whether using a desktop or mobile device now equals more than one-third average daily time consuming audio and video content and projected to continue growing. These statistics skew higher for younger demographics.

Responding to shifts in the way sports fans consume content, NASCAR continually makes enhancements to NASCAR.com and NASCAR Mobile apps that strengthen the Industry's digital presence. In addition, NASCAR also created the Fan and Media Engagement Center to better understand digital conversations and optimize engagement with the social community. In only the second full year of managing its digital rights in-house, NASCAR experienced significant growth, exceeding one billion aggregate page views across NASCAR.com, NASCAR mobile web and NASCAR Mobile apps in 2014. The billion page view milestone marks a 45 percent year-over-year increase in engagement on the platform, according to data from Adobe Omniture SiteCatalyst. Through twenty-six weekends of the 2015 NASCAR season, NASCAR.com averaged 1.4 million unique visitors on NASCAR Sprint Cup race days; and the NASCAR Mobile applications were downloaded 6.0 million times, achieving approximately 23 percent growth since the end of the 2014 NASCAR season. On the social media front, social media mentions are up 7 percent year-to-date 2015 versus the same time measured in prior year with an average of 17.8 million social media mentions per each race-day. Social-media engagement, which is defined as taking action on NASCAR content (e.g. sharing, likes, comments, retweets, etc.), increased more than 35% for Facebook and nearly 85% percent for Twitter over 2014 year-to-date. We expect all these channels will continue to grow and the industry is well positioned to engage and monetize these digital channels as our fans (mirroring society-at-large) consume more content via these channels. Along with NASCAR, we closely monitor changes in the television and media broadcast environment. Recent announcements by Apple, Amazon (Fire TV), DishNetwork (Sling TV), HBO (HBO Now) and others regarding direct to consumer ('a la carte' or 'Over the Top') content offerings is a trend that will likely continue. We view potential shifts in media consumption as positive for both the consumer and NASCAR, providing more rich and diverse ways to consume the NASCAR product and interact with our fans.
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
Merchandise Operations
In 2015, NASCAR and NASCAR Team Properties announced a 10-year agreement with Fanatics Retail Group Concessions, Inc. ("Fanatics"), to operate NASCAR’s entire at-track merchandise business and deliver fans an enhanced, experiential at-track shopping environment. As part of the agreement, Fanatics will be the exclusive retailer of NASCAR and driver merchandise at trackside for all 38 NASCAR Sprint Cup Series events. In addition, Fanatics also contracted with us for 10 years of exclusive retail merchandise rights for our track trademarks and certain other intellectual property at all of our tracks. The new trackside retail model operated by Fanatics will evolve from using solely haulers for each specific team or driver to displaying all merchandise in a superstore retail environment supported by, in instances, smaller satellite retail touch points around the track. The new model will provide a more personal and convenient shopping experience for race fans. We believe this improved trackside merchandise model, combined with an upgraded online and mobile experience, will better position us and the industry to maximize merchandise sales while delivering top quality experience to our fans. Consequently, our wholly owned subsidiaries, Americrown Service Corporation (“Americrown”) and Motorsports Authentics ("MA"), will no longer provide at track merchandise to fans at motorsports events and therefore will no longer recognize related revenues. Instead, we will receive a percentage of sales from Fanatics, recorded as part of Food, Beverage and Merchandise Revenue.
For fiscal 2015, we are projecting the following:

•	reduction in food, beverage and merchandise revenue and expense of approximately $27.5 million to $28.0 million, and $21.5 million to $22.0 million, respectively;

•	elimination of general and administrative expenses related to trackside merchandise operations of approximately $1.0 million to $1.5 million; and

•	reduction in operating income of approximately $4.5 million to $5.0 million related to this new merchandise business model.
Contributing significantly to the operating income reduction are one-time, non-recurring operating expenses totaling $2.5 million to $3.0 million related to partial year operations, for which there is no associated revenue, and restructuring costs to effectively transition merchandise operations. Further, accounting rules will require us to recognize revenue and expense related to the sale of approximately $6.5 million of merchandise inventory to Fanatics at cost, which has been contemplated in the aforementioned impact to fiscal 2015.

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
We remain confident that our focus on driving incremental earnings by improving the fan experience will, in time, lead to increased ticket sales with better pricing power, growth in sponsorship and hospitality sales, better prospects for continued growth in broadcast media rights fees agreements, and greater potential to capture market share. As such, ISC's Board of Directors endorsed a capital allocation plan for fiscal 2013 through fiscal 2017 not to exceed $600.0 million. The five-year capital expenditure plan encompasses capital expenditures for our 13 major sports facilities, including DAYTONA Rising (see Liquidity and Capital Resources - "DAYTONA Rising: Reimagining an American Icon"). It is vital that we continue to elevate our Daytona brand to ensure that it remains at the pinnacle of motorsports facilities, which will generate further profitability and cash flow to the Company. We also anticipate modest capital spending on other projects for maintenance, safety and regulatory requirements. We are confident that by delivering memorable guest experiences, along with attractive pricing and fantastic racing, we will generate increased revenues as well as bottom-line results.
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
We expect that our share of distributions from the casino's operations will be approximately $32.0 million for fiscal 2015.  This compares to $22.0 million received in 2014.  Approximately $4.5 million of the increase is non-recurring and a result of transitioning from quarterly to monthly distributions in 2015, with the balance resulting from improvement in operating results.
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
Seasonality and Quarterly Results
We derive most of our income from a limited number of NASCAR-sanctioned races. As a result, our business has been, and is expected to remain, highly seasonal based on the timing of major racing events. Future schedule changes as determined by NASCAR or other sanctioning bodies, as well as the acquisition of additional, or divestiture of existing, motorsports entertainment facilities could impact the timing of our major events in comparison to prior or future periods. Because of the seasonal concentration of racing events, the results of operations for the nine month periods ended August 31, 2014 and 2015, are not indicative of the results to be expected for the year.

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

	Three Months Ended		Nine Months Ended
	August 31, 2014	August 31, 2015	August 31, 2014	August 31, 2015
	(Unaudited)
	(In Thousands, Except Per Share Amounts)
Net income (loss)	$191	$(3,956)	$41,555	$24,352
Adjustments, net of tax:
DAYTONA Rising project	138	255	528	667
Accelerated depreciation	1,630	593	5,279	4,222
Losses on asset retirements	2,348	3,262	4,440	7,069
DAYTONA Rising project capitalized interest	(1,299)	(703)	(2,737)	(3,051)
MA fair value adjustment and income tax benefits	(2,060)	—	(9,272)	—
Net (gain)/loss on sale of certain assets	(3)	19	43	(378)
Non-GAAP net income (loss)	$945	$(530)	$39,836	$32,881
Per share data:
Diluted earnings (loss) per share	$0.00	$(0.08)	$0.89	$0.52
Adjustments, net of tax:
DAYTONA Rising project	0.00	0.00	0.01	0.01
Accelerated depreciation	0.04	0.01	0.11	0.09
Losses on asset retirements	0.05	0.07	0.10	0.15
DAYTONA Rising project capitalized interest	(0.03)	(0.01)	(0.05)	(0.06)
MA fair value adjustment and income tax benefits	(0.04)	—	(0.20)	—
Net (gain)/loss on sale of certain assets	0.00	0.00	0.00	(0.01)
Non-GAAP diluted earnings (loss) per share	$0.02	$(0.01)	$0.86	$0.70

Comparison of the Results for the Three and Nine Months Ended August 31, 2015 to the Results for the Three and Nine Months Ended August 31, 2014.
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	August 31, 2014	August 31, 2015	August 31, 2014	August 31, 2015
	(Unaudited)
REVENUES:
Admissions, net	20.3%	19.2%	20.4%	20.6%
Motorsports related	63.0	69.0	65.4	67.9
Food, beverage and merchandise	13.4	8.4	11.8	8.6
Other	3.3	3.4	2.4	2.9
Total revenues	100.0	100.0	100.0	100.0
EXPENSES:
Direct:
Prize and point fund monies and NASCAR sanction fees	23.7	25.4	24.2	24.4
Motorsports related	25.9	27.5	20.3	21.6
Food, beverage and merchandise	11.2	7.4	9.3	7.2
General and administrative	21.7	21.9	17.7	19.0
Depreciation and amortization	17.2	19.3	15.0	17.1
Losses on asset retirements	3.0	4.2	1.6	2.7
Total expenses	102.7	105.7	88.1	92.0
Operating (loss) income	(2.7)	(5.7)	11.9	8.0
Interest income	0.0	0.0	0.0	0.0
Interest expense	(1.5)	(2.1)	(1.8)	(1.6)
Equity in net income from equity investments	1.8	2.8	1.5	2.6
Other	0.0	0.0	1.2	0.1
(Loss) income before income taxes	(2.4)	(5.0)	12.8	9.1
Income taxes	(2.6)	(1.9)	3.6	3.4
Net income (loss)	0.2%	(3.1)%	9.2%	5.7%
Comparability of results for the three and nine months ended August 31, 2015 to the same periods in fiscal 2014 was impacted by the following:

•	The NASCAR Sprint Cup and Xfinity Series events held at Darlington Raceway ("Darlington") in the second quarter of fiscal 2014 will be held in the fourth quarter of fiscal 2015.

•
In the third quarter of fiscal 2015, we hosted the Phish Magnaball music festival at Watkins Glen International ("Watkins Glen"), for which there was no comparable event in the prior year. Also in the third quarter of fiscal 2015, we hosted the third annual Faster Horses music festival at Michigan International Speedway ("Michigan").

•
On January 31, 2014, SMI abandoned its interest and rights in our 50/50 partnership Motorsports Authentics, LLC ("MA"), consequently bringing our ownership of MA to 100.0 percent. MA's operations are included in our consolidated operations subsequent to the date of SMI's abandonment. Prior to January 31, 2014, MA was accounted for as an equity investment in our financial statements. As a result of SMI's abandonment of their interest in MA, we recorded other income of approximately $5.4 million representing the fair value of MA, over the carrying value, as of January 31, 2014. In addition, we recognized tax benefits relating to MA of approximately $2.1 million and $3.8 million for the three and nine months ended August 31, 2014, respectively (see “Equity and Other Investments and "Income Taxes”). There was no comparable event in the same period of fiscal 2015;

•
For the third quarter of fiscal 2015, we recognized revenue and expense related to merchandise operations of approximately $1.9 million and $1.2 million, respectively. Included in this amount are $0.9 million of commission from third party merchandise sales, predominately from Fanatics, and non-recurring transactions of approximately

$0.4 million of inventory sold to Fanatics and $0.3 million of wholesale transactions by MA, which drive a total of $1.0 million in expense including product costs associated with these transactions and costs related to the transition of trackside merchandise operations to Fanatics. This compares to the third quarter of fiscal 2014, where we recognized revenue and expense related to merchandise operations of approximately $10.7 million and $9.2 million, respectively, which included direct sales of merchandise at trackside. For the nine months ended August 31, 2015, ISC recognized revenue and expense related to merchandise operations of approximately $14.6 million and $12.2 million, respectively. Included in this amount are $3.2 million of commission from third party merchandise sales, predominately from Fanatics, non-recurring transactions of approximately $6.5 million for inventory sold to Fanatics and $4.0 million of wholesale transactions by MA, which drive a total of $12.0 million in expense including product costs associated with the non-recurring transactions, non-recurring costs related to the transition of trackside merchandise operations to Fanatics, as well as partial period operating expenses incurred prior to the transition of Americrown and MA merchandise operations, for which there was no related revenue. This compares to the nine months ended August 31, 2014, where ISC recognized revenue and expense related to merchandise operations of approximately $32.4 million and $25.5 million, respectively, which included direct sales of trackside merchandise and excluded the partial period pre-consolidation operation of Motorsports Authentics prior to SMI’s abandonment of its MA interest (see "Future Trends in Operating Results, Merchandise Operations").

•
During the three and nine months ended August 31, 2015, we recognized approximately $0.4 million and $1.1 million, or less than $0.01 and $0.01 per diluted share, respectively, in marketing and consulting costs that are included in general and administrative expense related to DAYTONA Rising. During the three and nine months ended August 31, 2014, we recognized approximately $0.2 million and $0.9 million, or less than $0.01 and $0.01 per diluted share, respectively, of similar costs;

•
During the three and nine months ended August 31, 2015, we recognized approximately $1.0 million and $6.9 million, or $0.01 and $0.09 per diluted share, respectively, of accelerated depreciation that was recorded due to shortening the service lives of certain assets associated with DAYTONA Rising and other projects. During the three and nine months ended August 31, 2014, we recognized approximately $2.7 million and $8.7 million, or $0.04 and $0.11 per diluted share, respectively, of similar costs related to DAYTONA Rising and capacity management initiatives;

•
During the three and nine months ended August 31, 2015, we recognized approximately $5.4 million and $11.6 million, or $0.07 and $0.15 per diluted share, respectively, of losses primarily attributable to demolition and/or asset relocation costs in connection with DAYTONA Rising and other capital improvements. During the three and nine months ended August 31, 2014, we recognized approximately $3.9 million and $7.3 million, or $0.05 and $0.10 per diluted share, respectively, of similar losses associated in connection with DAYTONA Rising and capacity management initiatives; and

•
During the three and nine months ended August 31, 2015, we capitalized approximately $1.2 million and $5.0 million, or $0.01 and $0.06 per diluted share, respectively, of interest related to DAYTONA Rising. During the three and nine months ended August 31, 2014, we recognized approximately $2.1 million and $4.5 million, or $0.03 and $0.05 per diluted share, respectively, of similar interest capitalization.

Admissions revenue decreased by approximately $2.2 million, or 8.5 percent, and $4.2 million, or 4.5 percent, during the three and nine months ended August 31, 2015, respectively, as compared to the same periods of the prior year. The decrease in the three month period ending August 31, 2015, was predominately due to the reduced number of seats available at Daytona for the July NASCAR Sprint Cup and Xfinity series events as a result of the construction cycle related to DAYTONA Rising (see Liquidity and Capital Resources - DAYTONA Rising: Reimagining an American Icon). Also contributing to the decrease in the three months ended August 31, 2015 were decreased admissions, due to the threat of inclement weather, for events at Michigan and Chicagoland of approximately $0.6 million. The decrease in the nine month period ending August 31, 2015, was largely due to the aforementioned NASCAR Sprint Cup and Xfinity series events to be held at Darlington in our 2015 fiscal fourth quarter and the aforementioned changes in the three month period ending August 31, 2015. To a lesser extent, inclement weather negatively impacted attendance for the Speedweeks events preceding the Daytona 500, as well as, leading up to and during the Richmond International Raceway and Kansas events, which further contributed to decreased admissions revenue from these events of approximately $1.3 million. Offsetting these decreases were increases in attendance and admissions at the Daytona 500, Talladega Superspeedway, Martinsville Speedway, Auto Club Speedway, Phoenix International Raceway and Watkins Glen, resulting in approximately $3.0 million increase in admissions.
Motorsports related revenue increased approximately $4.6 million, or 5.7 percent, and decreased approximately $6.5 million, or 2.2 percent, during the three and nine months ended August 31, 2015, respectively, as compared to the same periods of the prior year. The increase in the three months ended August 31, 2015 is predominately due to increases in television broadcast revenue of approximately $2.5 million and sponsorship and hospitality revenues of approximately $1.6 million for comparable events. Also contributing to the three month increase were increases in other ancillary motorsports related revenues of approximately $0.5 million. The decrease in the nine month period ending August 31, 2015, is substantially due to the timing of the aforementioned 2015 NASCAR Sprint Cup and Xfinity series events to be held at Darlington. Offsetting these decreases were increases in television broadcast revenue of approximately $6.1 million and sponsorship and hospitality revenues of approximately $3.2 million for comparable events during the nine months ended August 31, 2015. Also contributing to the nine month period ending August 31, 2015, were increases in other ancillary motorsports related revenues of approximately $0.8 million.
Food, beverage and merchandise revenue decreased approximately $7.0 million, or 39.8 percent, and $16.6 million, or 31.1 percent, during the three and nine months ended August 31, 2015, respectively, as compared to the same periods of the prior year. The decreases in the three and nine month periods ending August 31, 2015, are primarily due to the aforementioned transition of merchandise operations and, to a lesser extent, the timing of the 2015 NASCAR Sprint Cup and Xfinity series events to be held at Darlington. Also contributing to the decreases in the three and nine month periods ended August 31, 2015, were lower motorsports related concessions and catering revenue in fiscal 2015 as compared to fiscal 2014 totaling approximately $0.2 million and $0.9 million, respectively. Partially offsetting the decreases in the three and nine month periods ending August 31, 2015, were increases in concessions revenue related to the aforementioned music festivals of approximately $2.2 million, respectively.
Prize and point fund monies and NASCAR sanction fees increased approximately $1.0 million, or 3.1 percent, and decreased approximately $5.2 million, or 4.8 percent, for the three and nine months ended August 31, 2015, respectively, as compared to the same periods of the prior year. The increase in the three months ended August 31, 2015 is due to increases in television broadcast rights fees of approximately $1.1 million related to NASCAR Sprint Cup, Xfinity and Camping World Truck series events held during the periods as standard NASCAR sanctioning agreements require a specific percentage of television broadcast rights fees to be paid to competitors. Higher sanction fees paid to NASCAR also contributed to the increase. The decreases in the nine months ended August 31, 2015 is predominately due to the timing of the aforementioned 2015 NASCAR Sprint Cup and Xfinity series events to be held at Darlington. Partially offsetting the decrease is an increase in television broadcast rights fees of approximately $2.7 million, for the nine months ended August 31, 2015, related to NASCAR Sprint Cup, Xfinity and Camping World Truck series events held during the periods as standard NASCAR sanctioning agreements require a specific percentage of television broadcast rights fees to be paid to competitors. Higher sanction fees paid to NASCAR also contributed to the increase.
Motorsports related expenses increased approximately $0.8 million, or 2.4 percent, and $0.3 million, or 0.3 percent, during the three and nine months ended August 31, 2015, respectively, as compared to the same periods of the prior year. The increase for the three and nine month periods are predominately due to incremental costs driven by inclement weather for certain events, costs related other ancillary motorsports related revenues, and other purchased services, totaling approximately $0.8 million and $2.1 million, respectively. Offsetting the increases in the nine months ended August 31, 2015 is timing of the aforementioned 2015 NASCAR Sprint Cup and Xfinity series events to be held at Darlington. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue increased to approximately 31.2 percent and 24.4 percent for the three and nine months ended August 31, 2015, respectively, as compared to approximately 31.1 percent and 23.7 percent for the same respective periods in the prior year. The margin is comparable for the three months ended August 31, 2015. The slight margin erosion in the nine months ended August 31, 2015 is due to the timing of the aforementioned NASCAR Sprint Cup and Xfinity series events to be held at Darlington.
Food, beverage and merchandise expense decreased approximately $5.3 million, or 36.3 percent, and $11.4 million, or 27.1 percent, during the three and nine months ended August 31, 2015, respectively, as compared to the same periods of the prior year. The decreases in the three and nine month periods are primarily due to the aforementioned transition of merchandise operations and, to a lesser extent, the timing of the 2015 NASCAR Sprint Cup and Xfinity series events to be held at Darlington. Partially offsetting the decreases in the three and nine month periods ending August 31, 2015, were increases in concessions, related to the aforementioned music festivals, of approximately $1.7 million, respectively. In addition, motorsports related concessions and catering yielded an increase in the three and nine month periods ending August 31, 2015 of approximately $0.5 million and $0.2 million, respectively. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue increased to approximately 88.1 percent and 83.3 percent for the three and nine months ended August 31, 2015, respectively, compared to approximately 83.2 percent and 78.8 percent for the same respective periods in the prior year. The decrease in margin for the three and nine month periods is substantially a result of the aforementioned transition in merchandising operations. Also contributing to the decrease in margin for the nine months ended August 31, 2015 was the timing of the aforementioned 2015 NASCAR Sprint Cup and Xfinity series events to be held at Darlington; however, excluding this activity, food, beverage and merchandise expense as a percentage of food, beverage and merchandise sales decreased compared to the same periods in 2014 due to increased catering revenues driven by an approximate 3.0 percent increase in prices, slightly offset by increased spoilage due to inclement weather affecting certain events.
General and administrative expenses decreased approximately $0.7 million, or 2.6 percent, and increased $0.8 million, or 1.0 percent, during the three and nine months ended August 31, 2015, respectively, as compared to the same periods of the prior year. The decrease in the three month period ending August 31, 2015 is primarily due to approximately $0.6 million of costs related to real and tangible property taxes. Also contributing to the decrease is approximately $0.1 million of certain administrative costs and ancillary facility operations. The increase in the nine months ending August 31, 2015, is predominately due to approximately $1.3 million of certain administrative costs and ancillary facility operations, as well as a net decrease to our general liability insurance reserve in the prior year period of approximately $1.1 million, for which there is no comparable reduction in the current period. Slightly offsetting the increase was approximately $0.9 million of costs related to real and tangible property taxes and $0.7 million of non-recurring costs related to the aforementioned transition in merchandising operations. General and administrative expenses as a percentage of total revenues increased to approximately 21.9 percent and 19.0 percent for the three and nine months ended August 31, 2015, respectively, as compared to 21.7 percent and 17.7 percent for the same respective periods in the prior year. The margin is comparable for the three months ended August 31, 2015. The margin decrease for the nine months ended August 31, 2015 is predominately due to lower revenue in fiscal 2015 associated with the timing of events at Darlington, transition of merchandising operations and adjustments in our general liability insurance reserves in the 2014 period.
Depreciation and amortization expense increased approximately $1.8 million, or 8.0 percent, and $5.0 million or 7.3 percent during the three and nine months ended August 31, 2015, respectively, as compared to the same respective period of the prior year. Approximately $4.5 million and $8.7 million of the increase relates to new assets placed in service associated with DAYTONA Rising for the three and nine months ended August 31, 2015, respectively, and approximately $0.5 million and $5.5 million is attributable to the continued shortening of the service lives of certain assets that will eventually be retired associated with DAYTONA Rising for the three and nine months ended August 31, 2015, respectively. Also contributing to the increase is approximately $0.5 million and $1.4 million, for three and nine months ended August 31, 2015, respectively, attributable to the shortening of service lives of certain assets associated with the repaving of Watkins Glen. Slightly offsetting these increases is approximately $1.8 million and $10.6 million related to assets that have been fully depreciated, or removed from service, for the three and nine months ending August 31, 2015, respectively, as compared to the same period in the prior year.
Losses on retirements of long-lived assets increased approximately 1.5 million, or 38.9 percent and 4.3 million, or 59.2 percent for the three and nine months ended August 31, 2015. respectively, as compared to the same periods of the prior year. The increases in the three and nine month periods ending August 31, 2015 are primarily due to demolition costs in connection with Daytona Rising and other capital improvements of approximately $2.3 million and $6.0 million, respectively. Partially offsetting the increases were decreases in demolition costs attributable to capacity management initiatives and other capital items of approximately $0.8 million and $1.7 million, respectively.
Interest income during the three and nine months ended August 31, 2015 was comparable to the same periods of the prior year.
Interest expense during the three months ended August 31, 2015, increased approximately $0.7 million, or 36.1 percent, and for the nine months ended August 31, 2015, decreased approximately $1.1 million, or 13.6 percent, respectively, as compared to the same periods of the prior year. The increase in the three month period ending was predominately due to assets placed in service resulting in lower capitalized interest associated with DAYTONA Rising, whereas the decrease in the nine month period ending August 31, 2015 was predominately due to increased, cumulative capital spending resulting in higher overall capitalized interest associated with DAYTONA Rising.
Equity in net income from equity investments represents our 50.0 percent equity investment in Hollywood Casino at Kansas Speedway during the three and nine months ended August 31, 2015 and 2014, respectively (see “Equity and Other Investments”).
Our effective income tax rate was approximately 37.3 percent and 37.4 percent for the three and nine months ended August 31, 2015, respectively, as compared to 106.1 percent and 28.3 percent for the same respective periods of the prior year (see “Income Taxes”).
As a result of the foregoing, net income for the three and nine month period ending August 31, 2015, as compared to the same period in prior year, reflected a decrease of approximately $4.1 million, or $0.08 per diluted share and $17.2 million, or $0.37 per diluted share, respectively.
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

	November 30, 2014	August 31, 2015
	(Unaudited)
Cash and cash equivalents	$158,847	$169,249
Working capital	110,783	141,141
Total debt	271,746	270,948
At August 31, 2015, our working capital was primarily supported by our cash and cash equivalents totaling approximately $169.2 million, an increase of approximately $10.4 million from November 30, 2014. The increase in working capital is primarily a result of the approximate $66.4 million note receivable related to the sale of our Staten Island property becoming current, the aforementioned increase in cash and cash equivalents, and an increase in current receivables of approximately $7.3 million, as a result of the seasonality of our operations, partially offset by a $50.8 million increase in deferred income also as a result of the seasonality of our operations. Significant cash flow items during the nine months ended August 31, 2014 and 2015, respectively, are as follows (in thousands):

	August 31, 2014	August 31, 2015
	(Unaudited)
Net cash provided by operating activities (1)	$125,934	$117,336
Capital expenditures (2)	(132,486)	(105,737)
Distribution from equity investee and affiliate (3)	15,500	24,750
Proceeds from sale of Staten Island property (4)	6,100	—
Cash included in assumption of ownership interest in equity investee (5)	4,686	—
Net payments related to long-term debt	(533)	(846)
Dividends paid and reacquisition of previously issued common stock	(11,504)	(13,110)
(1) The decrease in net cash provided by operating activities, during the nine months ended August 31, 2015, as compared to the same period in the prior year, is driven primarily by the change in timing of the Darlington NASCAR events previously discussed and an income tax refund received in the first quarter of fiscal 2014
(2) Capital expenditures are predominately due to DAYTONA Rising (see "Capital Expenditures")
(3) Distributions from equity investee and affiliates, for the nine months ended August 31, 2015, totaling $24.8 million, consists of approximately $12.1 million received as a distribution from its profits, and is included in net cash provided by operating activities on our statement of cash flows, and the remaining approximate $12.7 million received, was recognized as a return of capital from investing activities on our statement of cash flows (see "Note 4. Equity and Other Investments - Hollywood Casino at Kansas Speedway")
(4) See "Note 4. Equity and Other Investments - Staten Island Property"
(5) Represents MA's cash balance assumed as a result of SMI's abandonment of their interest in SMISC, LLC
Our liquidity is primarily generated from our ongoing motorsports operations, and we expect our strong operating cash flow to continue in the future. In addition, as of August 31, 2015, we have approximately $296.0 million available to draw upon under our 2012 Credit Facility, if needed. See “Future Liquidity” for additional disclosures relating certain risks that may affect our near term operating results and liquidity.
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
In June 2013, ISC's board of directors endorsed a capital allocation plan for fiscal 2013 through fiscal 2017 to not exceed $600.0 million in capital expenditures over that period. The five-year capital expenditure plan encompasses all the capital expenditures for ISC's 13 major motorsports facilities, including DAYTONA Rising. Of the endorsed five-year capital expenditure plan, DAYTONA Rising will account for approximately $400.0 million, excluding capitalized interest, of the $600.0 million of the five-year capital expenditure plan.

For the nine months ended August 31, 2015, we spent approximately $105.7 million on capital expenditures for projects at our existing facilities, of which $94.8 million is related to DAYTONA Rising, with the remainder associated with a variety of other improvements and renovations. In comparison, we spent approximately $132.5 million for the nine months ended August 31, 2014, on capital expenditures for projects at our existing facilities, of which $122.4 million was related to DAYTONA Rising.
With the majority of the capital expenditures for DAYTONA Rising occurring in fiscal 2014 and 2015, we estimate capital expenditures, exclusive of capitalized interest, across all of ISC's existing facilities will be approximately $180.0 million for fiscal 2015. With a target completion date for DAYTONA Rising in January 2016, capital expenditures associated with the $600.0 million capital allocation plan, based on the timing of construction payments, is expected to decrease significantly, with an expectation of capital expenditures for projects at all of ISC's existing facilities, to average approximately $75.0 million per year in fiscal 2016 and 2017.
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
Every seat in Daytona International Speedway's frontstretch will be replaced with wider, more comfortable seating that will provide pristine sight-lines. There will also be twice as many restrooms and three times as many concessions throughout the facility. During Budweiser Speedweeks 2015, fans experienced some of DAYTONA Rising’s new amenities including first-ever vertical transportation, approximately 40,000 new seats on the frontstretch near Turn 1, and new concessions and restrooms. For the 2015 Coke Zero 400 in July, we opened an additional 10,000 new seats and supporting amenities in Turn 4.
In addition to improving the overall fan experience, the corporate entertainment platform at Daytona will be completely transformed. Corporate hospitality will be moved into permanent structures inside the new stadium, providing premier facilities for entertaining throughout our events. Over 60 new trackside corporate suites will provide our premium guests with breathtaking views and first-class amenities befitting the “World Center of Racing.”
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
In February 2015, we entered into a long-term partnership with NextEra Energy Resources that includes the NASCAR Camping World Truck race entitlement. The agreement extends our renewable energy credit purchases designed to off-set the Speedway’s carbon footprint and, with the newly signed agreement with NextEra Energy and Florida Power & Light, adds three new on-site solar arrays. These structures will serve as aesthetically-pleasing fan amenities, such as covered parking and shade structures, and make DAYTONA Rising a top-five sports property in the U.S. for clean energy generation. Also recently announced is a partnership that extends the iconic Rolex brand’s role as the title sponsor of the annual Rolex 24 At Daytona sports car race and Official Timepiece of Daytona International Speedway. The expanded partnership will also afford Rolex with naming rights for the new DAYTONA Rising frontstretch lounge and suite level as well as enhanced branding opportunities throughout the redeveloped Speedway.
In July 2015, we announced Chevrolet’s multi-year Founding Partnership agreement for DAYTONA Rising. Chevrolet will have branding rights for one of the “neighborhoods” located near its injector. The football field-sized neighborhood will feature a custom bar, retail and dining areas, as well as dozens of video screens. Additionally, Chevrolet will serve as an official partner of “The Great American Race,” the DAYTONA 500, and receive official pace car rights in select years. In addition to the Founding Partner status with DAYTONA Rising, Chevrolet extended its pace car rights at Darlington, Phoenix International Raceway and Watkins Glen International for various NASCAR and IMSA events. We continue to see strong interest from prospective corporate partners seeking to establish long-term marketing positions with our DAYTONA Rising project, such as the July announcement that Fifth Third Bank will become the official bank of the “World Center of Racing” and will integrate its ATMs into the redeveloped Speedway beginning in 2016. Additionally, Fifth Third Bank will serve as an official partner of the DAYTONA 500 and the Coke Zero 400 Powered By Coca-Cola. The multi-year agreement will also provide Fifth Third Bank with fan engagement and corporate hospitality opportunities for entertaining guests at the Speedway, as well as the ability to use certain marks and logos in Fifth Third Bank promotions.
In September 2015, we announced that Sunoco, a long-time partner in the sport, is expanding their presence by becoming the fourth Founding Partner for DAYTONA Rising. The multi-year agreement provides Sunoco naming rights to an injector as well as 20,000 square feet that will feature fan engagement opportunities and experiences that vertically span four concourse levels. In addition, Sunoco will have branding rights for one of the “neighborhoods” located near its injector. Also in September, we announced that BRP, the manufacturer of world renowned motorized recreational vehicles and engines, will serve as the title sponsor for the 150-mile qualifying races for the DAYTONA 500. The races, which finalize the starting lineup for the DAYTONA 500, will be known as the Can-Am Duel At Daytona.
Other founding and official partner discussions are underway and we anticipate more announcements in the coming months.
We expect that by providing our fans with a better experience as well as an expansive platform for our marketing partners, including an elevated hospitality experience, DAYTONA Rising, upon completion in 2016, is expected to provide an immediate incremental lift in Daytona International Speedway's revenues of approximately $20.0 million, and earnings before interest, taxes, depreciation and amortization ("EBITDA”) lift of approximately $15.0 million with a mid-single-digit growth rate. We also currently anticipate the project to be accretive to our net income per share within three years of completion. While these forward-looking amounts are management’s projections and we believe they are reasonable, our actual results may vary from these estimates due to unanticipated changes in projected attendance, lower than expected ticket prices, and/or lower than forecasted corporate sponsorships. We do not know whether these expectations will ultimately prove correct and actual revenues and operating results may differ materially from these estimates.
We currently anticipate DAYTONA Rising to cost approximately $400.0 million, excluding capitalized interest, which we expect to fund from cash on hand, cash from our operations, and we may use borrowings on our credit facility for a limited period of time. In June 2014, House Bill 7095 was signed in Florida creating the Florida Sports Development Program, establishing a process for distributing state tax revenue for the construction or improvement of professional sports facilities. The DAYTONA Rising project was among the eligible applicants to receive sales tax incentives based on the project’s capital investment and amount of sales tax generated by the facility. In 2014, we filed our application and received approval from the state's Department of Economic Opportunity. Allocation of funds for the approved applications was not considered during the 2015 session of the Florida Legislature.  We intend to continue to pursue these incentives. A timetable for consideration is unknown at this time.
Despite not anticipating the need for additional long-term debt to fund this project, accounting rules dictate that we capitalize a portion of the interest on existing outstanding debt during the construction period. We estimate that we will record approximately $13.0 million of capitalized interest from fiscal 2013 through fiscal 2016.
Total spending incurred for DAYTONA Rising was approximately $94.8 million, during the nine months ended August 31, 2015. As part of DAYTONA Rising, we have identified existing assets that are expected to be impacted by the redevelopment and that those assets have, or will require, accelerated depreciation or losses on asset retirements. During the nine months ended August 31, 2015, we recognized accelerated depreciation and losses on disposal of assets totaling approximately $14.4 million, with a total of approximately $42.5 million recognized since the inception of the project.
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
We continue to refine the conceptual design for the first phase of ONE DAYTONA. Bass Pro Shops, America's most popular outdoor store, and Cobb Theatres, the highly respected Southeastern-based exhibitor, have executed leases to anchor ONE DAYTONA. We are in active discussions with other potential tenants for ONE DAYTONA. We anticipate announcing our revised plans for the first phase of ONE DAYTONA in the next few months, including a timetable for commencement, scope of the development, a range of capital investment, sources of funding and expected returns.
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
For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our annual report on Form 10-K for the year ended November 30, 2014. During the nine months ended August 31, 2015, there have been no material changes in our market risk exposures.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2015. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of August 31, 2015.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our third quarter of fiscal 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in thousands)
June 1, 2015— June 30, 2015
Repurchase program (1)	—	—	—	$61,740
July 1, 2015 — July 31, 2015
Repurchase program (1)	—	—	—	$61,740
August 1, 2015 — August 31, 2015
Repurchase program (1)	—	—	—	$61,740
	—		—

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

Since inception of the Plan through August 31, 2015, we have purchased 7,063,962 shares of our Class A common shares, for a total of approximately $268.3 million. We did not purchase any shares of our Class A common shares during the three month period ended August 31, 2015. Transactions occur in open market purchases and pursuant to a trading plan under Rule 10b5-1. At August 31, 2015, we had approximately $61.7 million remaining repurchase authority under the current Stock Purchase Plan.

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

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)

Date:	October 8, 2015	/s/ Daniel W. Houser
Daniel W. Houser, Executive Vice President,
Chief Financial Officer, Treasurer