Form 10-K
period 2015-11-30
INTERNATIONAL SPEEDWAY CORP
filed 2016-01-27
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
________________________________
(Mark One)
☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended November 30, 2015
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
YES  ☐    NO  ☒
The aggregate market value of the voting stock held by nonaffiliates of the registrant as of May 31, 2015 was $1,042,492,531.53 based upon the last reported sale price of the Class A Common Stock on the NASDAQ National Market System on Thursday, May 31, 2015 and the assumption that all directors and executive officers of the Company, and their families, are affiliates.
At December 31, 2015, there were outstanding: No shares of Common Stock, $.10 par value per share, 26,712,242 shares of Class A Common Stock, $.01 par value per share, and 19,937,655 shares of Class B Common Stock, $.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE. The information required by Part III is to be incorporated by reference from the definitive information statement which involves the election of directors at our April 2016 Annual Meeting of Shareholders and which is to be filed with the Commission not later than 120 days after November 30, 2015.
EXCEPT AS EXPRESSLY INDICATED OR UNLESS THE CONTEXT OTHERWISE REQUIRES, “ISC,” “WE,” “OUR,” “COMPANY,” “US,” OR “INTERNATIONAL SPEEDWAY” MEAN INTERNATIONAL SPEEDWAY CORPORATION, A FLORIDA CORPORATION, AND ITS SUBSIDIARIES.

INTERNATIONAL SPEEDWAY CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2015

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
In 2015, these motorsports entertainment facilities promoted well over 100 stock car, open wheel, sports car, truck, motorcycle and other racing events, including:

•	21 National Association for Stock Car Auto Racing (“NASCAR”) Sprint Cup Series events;

•	15 NASCAR Xfinity Series events;

•	9 NASCAR Camping World Truck Series events;

•	2 International Motor Sports Association (“IMSA”) Weather Tech SportsCar Championship Series events including the premier sports car endurance event in the United States, the Rolex 24 At DAYTONA;

•	One National Hot Rod Association (“NHRA”) Mello Yello Drag Racing Series event;

•	One IndyCar ("IndyCar") Series event; and

•	A number of other prestigious stock car, sports car, open wheel and motorcycle events.
Our business consists principally of promoting racing events at these major motorsports entertainment facilities, which, in total, currently have approximately 763,500 grandstand seats and 548 suites. We earn revenues and generate substantial cash flows primarily from admissions, television media rights fees, promotion and sponsorship fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating), advertising revenues, royalties from licenses of our trademarks, parking and camping, and track rentals. We own Americrown Service Corporation (“Americrown”), which provides catering, concessions and services at certain of our motorsports entertainment facilities. We also own and operate the Motor Racing Network, Inc. ("MRN") radio network, also doing business under the name “MRN Radio”, the nation’s largest independent motorsports radio network in terms of event programming. We also have an equity investment in a Hollywood Casino at Kansas Speedway that has generated substantial equity earnings and cash distributions to us since its opening in fiscal year 2012.
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

OPERATIONS
The general nature of our business is a motorsports themed amusement enterprise, furnishing amusement to the public in the form of motorsports themed entertainment. Our motorsports themed event operations consist principally of racing events at our major motorsports entertainment facilities, which include providing catering, and food and beverage concessions at our motorsports entertainment facilities that host NASCAR Sprint Cup Series events except for catering, and food and beverage concessions at Chicagoland and Route 66 . Our other operations include MRN; our 50.0 percent equity investment in the joint venture Kansas Entertainment, LLC ("Kansas Entertainment"), which operates the Hollywood Casino at Kansas Speedway; and certain other activities including souvenir merchandising operations. We derived approximately 88.8 percent of our 2015 revenues from NASCAR-sanctioned racing events at our wholly owned motorsports entertainment facilities. In addition to events sanctioned by NASCAR, in fiscal 2015, we promoted other stock car, sports car, open wheel, motorcycle and go-kart racing events.
Food, Beverage and Merchandise Operations
We conduct, either through operations of the particular facility or through our wholly owned subsidiary, Americrown, food and beverage concession operations and catering services, both in suites and chalets, for customers at each of our motorsports entertainment facilities with the exception of food and beverage concessions and catering services at Chicagoland and Route 66. In January 2015, the Company entered into a 10-year agreement with Fanatics Retail Group Concessions, Inc. ("Fanatics") for Fanatics to have exclusive retail merchandise rights for its track trademarks and certain other intellectual property at all ISC tracks (see Merchandising Operations in Future Trends In Operating Results of MANAGEMENT'S DISCUSSION AND ANALYSIS).
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
Other Activities
From time to time, we use our motorsports entertainment facilities for testing for teams, driving schools, riding experiences, car shows, auto fairs, concerts, music festivals and settings for television commercials, print advertisements and motion pictures. We also rent “show cars” for promotional events.
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
Employees
As of November 30, 2015 we had over 807 full-time employees. We also engage a significant number of temporary personnel to assist during periods of peak attendance at our events, some of whom are volunteers. None of our employees are represented by a labor union. We believe that we enjoy a good relationship with our employees.
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
Adverse changes in our relationships with NASCAR and other motorsports sanctioning bodies, or their sanctioning practices, could limit our future success
Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction the races we promote at our facilities, particularly NASCAR. NASCAR-sanctioned races conducted at our wholly owned motorsports entertainment facilities accounted for approximately 88.8 percent of our total revenues in fiscal 2015. Previously, each NASCAR sanctioning agreement (and the accompanying media rights fees revenue) was awarded on an annual basis. In 2015, we entered into sanctioning agreements with five year terms with NASCAR Event Management, Inc. ("NEM"), an affiliate of NASCAR, for the promotion of our inventory of NASCAR Sprint Cup, Xfinity and Camping World Truck Series events. NASCAR is not required to continue to enter into, renew or extend these five year sanctioning agreements with us to conduct any event. These agreements may be terminated by NASCAR due to a breach by us or should we be unable to comply with the terms thereof. Any adverse change in these sanctioning practices, or the economic structure of the NASCAR industry, could adversely impact our operations and revenue. Moreover, while we may pursue the possible development and/or acquisition of additional motorsports entertainment facilities in the future, we have no assurance that any sanctioning body, including NASCAR, will enter into sanctioning agreements with us to conduct races at any newly developed or acquired motorsports entertainment facilities. Failure to obtain a sanctioning agreement for a major NASCAR event could negatively affect us. Similarly, although NASCAR has in the past approved our requests for realignment of sanctioned events, NASCAR is not obligated to modify its race schedules to allow us to schedule our races more efficiently or profitably.
Changes to media rights revenues could adversely affect us
Domestic broadcast and certain ancillary media rights fees revenues derived from NASCAR's three national touring series -- the NASCAR Sprint Cup Series, Xfinity Series, and Camping World Truck Series -- are an important component of our revenue and earnings stream and any adverse changes to such rights fees revenues could adversely impact our results.
Any material changes in the media industry that could lead to differences in historical practices or decreases in the term and/or financial value of future broadcast agreements, such as a significant decrease in subscriber fees or advertising revenues due to changing consumer habits, could have a material adverse effect on our revenues and financial results.
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
These factors can impact both attendance at our events and advertising and marketing dollars available from the motorsports industry’s principal sponsors and potential sponsors. Economic and other lifestyle conditions such as illiquid consumer and business credit markets adversely affect consumer and corporate spending thereby impacting our revenue, profitability and financial results. Further, changes in consumer behavior such as deferred purchasing decisions and decreased spending budgets adversely impact our cash flow visibility and revenues. For example, the significant economic deterioration that began in fiscal 2008 and the Great Recession significantly impacted these areas of our business and our revenues and financial results.
Unavailability of credit on favorable terms can adversely impact our growth, development and capital spending plans. General economic conditions may be significantly and negatively impacted by global events such as terrorist attacks, prospects of war, or global economic uncertainty. A weakened economic and business climate, as well as consumer uncertainty and the loss of consumer confidence created by such a climate, could adversely affect our financial results. Finally, our financial results could also be adversely impacted by a widespread outbreak of a severe epidemiological crisis.
Delay, postponement or cancellation of major motorsports events because of weather could adversely affect us
We promote outdoor motorsports entertainment events. Weather conditions affect sales of, among other things, tickets, food, drinks and merchandise at these events. Poor weather conditions prior to an event, or even the forecast of poor weather conditions, could have a negative impact on us, particularly for walk-up ticket sales to events which are not sold out in advance. If an event scheduled for one of our facilities is delayed or postponed because of weather, we could incur increased expenses associated with conducting the rescheduled event, as well as possible decreased revenues from tickets, food, drinks and merchandise at the rescheduled event. Moreover, the forecast of poor weather conditions and/or the delay or postponement of an event due to weather conditions could have a negative impact on renewals for the following year. If such an event is canceled, we would incur the expenses associated with preparing to conduct the event as well as losing the revenues, including any live broadcast revenues, associated with the event.
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
Terrorism and/or fear of violence or attacks at mass gatherings could adversely affect us
Acts of terrorism or violence at mass gatherings or sporting events such as the 2015 attacks in Paris, France, and any resulting public fears regarding attendance at sporting events or mass gatherings, could negatively impact attendance at our events and could increase our expenses related to insurance, security and other related matters.
In addition, the postponement or cancellation of major motorsports events due to terrorism or fear of terrorism (for example, the general postponement of all major sporting events in the United States following the September 11, 2001 terrorism attacks)

could have an adverse impact on us. If an event scheduled for one of our facilities is delayed or postponed due to terrorism or fear of terrorism, we could incur increased expenses associated with conducting the rescheduled event, as well as possible decreased revenues from tickets, food, drinks and merchandise at the rescheduled event. If such an event is canceled, we would incur the expenses associated with preparing to conduct the event as well as losing the revenues, including any live broadcast revenues, associated with the event.
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
Future impairment or loss on disposal of goodwill and other intangible assets or long-lived assets by us or our equity investments and joint ventures could adversely affect our financial results
Our consolidated balance sheets include significant amounts of goodwill and other intangible assets and long-lived assets which could be subject to impairment or loss on retirement. During the fiscal years ended November 30, 2013, 2014 and 2015 we recorded before-tax charges as losses on retirements of long-lived assets primarily attributable to the removal of certain other long-lived assets located at our motorsports facilities totaling approximately $16.6 million, $10.1 million and $16.0 million, respectively.
As of November 30, 2015, goodwill and other intangible assets and property and equipment accounts for approximately $1.7 billion, or 82.3 percent of our total assets. We account for our goodwill and other intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles — Goodwill and Other”, and for our long-lived assets in accordance with ASC 360, “Property, Plant and Equipment.” Both ASC 350 and 360 require testing goodwill and other intangible assets and long-lived assets for impairment based on assumptions regarding our future business outlook. While we continue to review and analyze many factors that can impact our business prospects in the future, our analyses are subjective and are based on conditions existing at and trends leading up to the time the assumptions are made. Actual results could differ materially from these assumptions. Our judgments with regard to our future business prospects could impact whether or not an impairment is deemed to have occurred, as well as the timing of the recognition of such an impairment charge. If future testing for impairment of goodwill and other intangible assets or long-lived assets results in a reduction in their carrying value, we will be required to take the amount of the reduction in such goodwill and other intangible assets or long-lived assets as a non-cash charge against operating income, which would also reduce shareholders’ equity.
In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments we exert significant influence on the investee but do not have effective control over the investee. These equity investments add an additional element of risk where they may not advance our business strategy or that we do not realize a satisfactory return on our investment. It may take longer than expected to realize the full benefits from these equity investments, or the benefits may ultimately be smaller than anticipated or may not be realized. These events could harm our operating results or financial condition. Our equity investments total approximately $103.2 million at November 30, 2015.
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
In addition, sanctioning bodies could impose more stringent rules and regulations for safety, security and operational activities. Such regulations include, for example, the improvements and additions of energy absorbing retaining walls at our facilities, which have increased our capital expenditures, and increased safety and security procedures, which have increased our operational expenses.
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
We are subject to changing governmental regulations and legal standards that could increase our expenses
While we believe that our operations are in material compliance with all applicable federal, state and local environmental, laws and regulations, if it is determined that damage to persons or property or contamination of the environment has been caused or exacerbated by the operation or conduct of our business or by pollutants, substances, contaminants or wastes used, generated or disposed of by us, or if pollutants, substances, contaminants or wastes are found on property currently or previously owned or operated by us, we may be held liable for such damage and may be required to pay the cost of investigation and/or remediation of such contamination or any related damage. The amount of such liability as to which we are self-insured could be material.
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
Regulations governing the use and development of real estate may prevent us from advancing certain of our business strategies, such as real estate development, and could also substantially delay, complicate and/or increase the costs related to the process of improving existing facilities.
Our business is subject to, and regulated by certain federal, state and foreign privacy and data protection laws and regulations. Changes in regulations or regulatory activity related to the acquisition, storage and subsequent use of customer information and data may prevent us from advancing certain of our business strategies or can increase the costs necessary to comply with such regulations

If we do not maintain the security of customer-related information, we could damage our reputation with customers, incur substantial additional costs and become subject to litigation
In the ordinary course of our business, we collect and store certain personal information in digital form, including but not limited to name, address and payment account information from individuals, such as our customers, employees and business partners.  We also process customer payment card transactions. In addition, our on-line operations depend upon the secure transmission of confidential, personal and payment account information over public networks, including information permitting cashless payments. We limit the amount of payment information by using “tokens” which is an industry best practice that does not require the credit card number to be stored.  Significant resources are dedicated both internally and with external experts to help us manage information security, network security, data encryption, and other security practices to protect our systems and data, but these security measures cannot provide absolute security.  As with all companies, these security measures are costly, require ongoing monitoring and rapid change due to technology advances, and are subject to third-party security breaches, cyber terrorism, employee error or malfeasance, intrusion or other unanticipated situations. Such a compromise of our information systems that results in personal or payment network information being obtained by unauthorized persons could adversely affect our reputation with our customers, the credit card brands (such as VISA, MasterCard and American Express) and others.  Such a compromise could also adversely affect our operations, results of operations, financial condition and liquidity, and could result in litigation against us, the imposition of penalties, restrictions or other requirements by regulatory bodies or the credit card brands. In addition, a security systems breach could require that we expend significant additional resources related to our information security systems and could result in a disruption of our operations, particularly our sales operations. While we maintain cyber liability insurance, not all losses would be covered by such insurance. Further, there can be no assurance that we will be able to maintain such insurance at commercially reasonable rates.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None

ITEM 2. PROPERTIES
Motorsports Entertainment Facilities
The following table sets forth current information relating to each of our motorsports entertainment facilities as of November 30, 2015:

		2015 YEAR END CAPACITY		NASCAR SPRINT CUP EVENTS	OTHER MAJOR EVENTS(1)		MARKETS SERVED	MEDIA MARKET RANK
TRACK NAME	LOCATION	SEATS	SUITES
Daytona International Speedway	Daytona Beach, Florida	101,000	124	4	6		Orlando/Central Florida	19
Talladega Superspeedway	Talladega, Alabama	78,000	30	2	3		Atlanta/ Birmingham	9/45
Michigan International Speedway	Brooklyn, Michigan	71,000	46	2	3		Detroit	13
Auto Club Speedway of Southern California	Fontana, California	68,000	80	1	2		Los Angeles	2
Kansas Speedway	Kansas City, Kansas	64,000	56	2	3		Kansas City	33
Richmond International Raceway	Richmond, Virginia	59,000	40	2	2		Washington D.C.	7
Darlington Raceway	Darlington, South Carolina	58,000	13	1	2		Columbia	78
Chicagoland Speedway	Joliet, Illinois	55,500	24	1	4		Chicago	3
Martinsville Speedway	Martinsville, Virginia	55,000	20	2	2		Greensboro/High Point	46
Phoenix International Raceway	Phoenix, Arizona	51,000	45	2	3		Phoenix	12
Homestead-Miami Speedway	Homestead, Florida	46,000	66	1	5		Miami	16
Watkins Glen International	Watkins Glen, New York	33,000	4	1	3		Buffalo/Rochester	53/76
Route 66 Raceway	Joliet, Illinois	24,000	n/a	—	1	(2)	Chicago	3

(1)	Other major events include NASCAR Xfinity and Camping World Truck series; ARCA; IMSA; IndyCar; and, AMA Pro Racing.

(2)	Route 66's other major event includes an NHRA Mello Yello Drag Racing Series event,
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
HOMESTEAD-MIAMI SPEEDWAY. Homestead is a 1.5 mile variable-degree banked, lighted, asphalt, oval superspeedway. The facility is situated on 404 acres and is located in Homestead, Florida. Homestead is owned by the City of Homestead, however we operate Homestead under an agreement that expires in 2075, including renewal options.
WATKINS GLEN INTERNATIONAL. Watkins Glen includes 3.4-mile and 2.4-mile road course tracks. The facility is situated on 1,377 acres and is located near Watkins Glen, New York.
ROUTE 66 RACEWAY. Route 66 includes a quarter mile drag strip and dirt oval speedway. The facility, adjacent to Chicagoland, is situated on 240 acres and is located in Joliet, Illinois, approximately 35 miles from Chicago, Illinois.
OTHER FACILITIES: We own approximately 245 acres of real property near Daytona which is home to our corporate headquarters and other offices and facilities. We also own an additional approximate 3,800 acres, outside the location of the respective racing facilities, that are used for event parking, camping, other non-motorsport events and ancillary purposes. In addition, we lease real estate and office space in Talladega, Alabama, Watkins Glen, New York, Concord, North Carolina and Avondale, Arizona.
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
ITEM 4. MINE SAFETY DISCLOSURES
None
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
At November 30, 2015, we had two issued classes of capital stock: class A common stock, $.01 par value per share, and class B common stock, $.01 par value per share. The class A common stock is traded on the NASDAQ National Market System under the symbol “ISCA.” The class B common stock is traded on the Over-The-Counter Bulletin Board under the symbol “ISCB.OB” and, at the option of the holder, is convertible to class A common stock at any time. As of November 30, 2015, there were approximately 2,017 record holders of class A common stock and approximately 319 record holders of class B common stock.
The reported high and low sales prices or high and low bid information, as applicable, for each quarter indicated are as follows:

		ISCA		ISCB.OB(1)
		High	Low	High	Low
Fiscal	2014
	First Quarter	$38.01	$30.02	$37.40	$32.35
	Second Quarter	34.96	29.90	34.00	29.72
	Third Quarter	35.32	29.67	34.67	29.00
	Fourth Quarter	33.98	28.09	33.50	31.00
Fiscal	2015
	First Quarter	$32.65	$28.54	$32.50	$30.75
	Second Quarter	38.27	30.25	37.85	31.35
	Third Quarter	38.06	28.96	37.23	31.52
	Fourth Quarter	37.87	30.99	37.77	31.25

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

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or Programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in thousands)
December 1, 2014 — August 31, 2015
Repurchase program(1)	—	$—	—	$61,741
Employee transactions(2)	27,030	36.36	—
September 1, 2015 — September 30, 2015
Repurchase program(1)	—	—	—	61,741
October 1, 2015 — October 31, 2015
Repurchase program(1)	—	—	—	61,741
November 1, 2015 — November 30, 2015
Repurchase program(1)	—	—	—	61,741
	27,030		—

(1)
Since inception of the Stock Purchase Plan through November 30, 2015, we have purchased 7,063,962 shares of our Class A common shares, for a total of approximately $268.3 million. There were no purchases, under the Stock Purchase Plan, of the Company's Class A common shares during fiscal 2013, 2014 and 2015. At November 30, 2015, we have approximately $61.7 million remaining repurchase authority under the current Stock Purchase Plan.

(2)	Represents shares of our common stock delivered to us in satisfaction of the minimum statutory tax withholding obligation of holders of restricted shares that vested during the period.
Dividends
Annual dividends were declared in the quarter ended in May and paid in June in the fiscal years reported below on all common stock that was issued at the time (amount per share):

Fiscal Year:	Annual Dividend
2011	$0.18
2012	0.20
2013	0.22
2014	0.24
2015	0.26
Securities Authorized For Issuance Under Equity Compensation Plans
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	148,951	$38.31	398,434
Equity compensation plans not approved by security holders	—	—	—
Total	148,951	38.31	398,434
ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected financial data as of and for each of the last five fiscal years in the period ended November 30, 2015. The income statement data for the three fiscal years in the period ended November 30, 2015, and the balance sheet data as of November 30, 2014 and November 30, 2015, have been derived from our audited historical consolidated financial statements included elsewhere in this report. The balance sheet data as of November 30, 2013, and the income statement data and the balance sheet data as of and for the fiscal years ended November 30, 2012 and 2011, have been derived from our audited historical consolidated financial statements, which are available on our website. You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included elsewhere in this report.

	For the Year Ended November 30,
	2011	2012	2013	2014	2015
	(in thousands, except share and per share data)
Income Statement Data:
Revenues:
Admissions, net	$144,433	$136,099	$129,824	$129,688	$130,154
Motorsports and other event related	425,655	416,699	425,530	433,738	451,838
Food, beverage and merchandise (1)	47,863	45,985	44,046	72,880	47,282
Other	11,734	13,584	13,240	15,630	16,096
Total revenues	629,685	612,367	612,640	651,936	645,370
Expenses:
Direct:
NASCAR event management fees	154,562	154,673	159,349	162,988	167,841
Motorsports and other event related	124,861	125,072	125,928	128,229	131,109
Food, beverage and merchandise (1)	36,744	35,642	33,150	58,265	38,484
General and administrative	98,795	102,958	104,925	108,563	111,617
Depreciation and amortization (2)	76,871	77,870	93,989	90,352	94,727
Impairments / losses on retirements of long-lived assets (3)	4,687	11,143	16,607	10,148	16,015
Total expenses	496,520	507,358	533,948	558,545	559,793
Operating income	133,165	105,009	78,692	93,391	85,577
Interest income (4)	139	102	96	2,107	157
Interest expense (5)	(14,710)	(13,501)	(15,221)	(9,182)	(9,582)
Loss on early redemption of debt (6)	—	(9,144)	—	—	—
Other (7)	—	1,008	75	5,380	730
Equity in net (loss) income from equity investments (8)	(4,177)	2,757	9,434	8,916	14,060
Income before income taxes	114,417	86,231	73,076	100,612	90,942
Income taxes	44,993	31,653	27,784	33,233	34,308
Net income	$69,424	$54,578	$45,292	$67,379	$56,634

Basic and diluted earnings per share	$1.46	$1.18	$0.97	$1.45	$1.21

Dividends per share	$0.18	$0.20	$0.22	$0.24	$0.26
Weighted average shares outstanding:
Basic	47,602,574	46,386,355	46,470,647	46,559,232	46,621,211
Diluted	47,611,179	46,396,631	46,486,561	46,573,038	46,635,830
Balance Sheet Data (at end of period):
Cash and cash equivalents	$110,078	$78,379	$172,827	$158,847	$160,548
Working capital	75,759	50,868	153,780	110,783	146,581
Total assets	1,944,639	1,941,741	2,017,506	2,077,651	2,122,199
Long-term debt	313,888	274,419	271,680	268,311	264,964
Total debt	316,152	276,932	274,487	271,746	268,372
Total shareholders’ equity	1,212,466	1,248,810	1,287,155	1,346,432	1,393,215

(1)
Fiscal year 2014 includes consolidated operations of Motorsports Authentics (“MA”) following Speedway Motorsports, Inc.'s ("SMI") abandonment of its interest and rights in SMISC, LLC on January 31, 2014. As a result, ISC recognized merchandise revenue and operating expenses totaling approximately $25.7 million and $24.7 million, respectively, for the 10-month period February 1, 2014 through November 30, 2014.

(2)
Fiscal year 2013 includes accelerated depreciation that was recorded due to the shortening the service lives of certain assets associated with DAYTONA Rising and capacity management initiatives totaling approximately $15.4 million. Fiscal year 2014 includes accelerated depreciation that was recorded due to the shortening the service lives of certain assets associated with DAYTONA Rising totaling approximately $11.1 million. Fiscal year 2015 includes accelerated depreciation that was recorded due to the shortening the service lives of certain assets associated with DAYTONA Rising totaling approximately $6.8 million.

(3)
Fiscal 2011 losses associated with the retirements of certain other long-lived assets is primarily attributable to the removal of certain assets in connection with the repaving of the track and grandstand enhancements at Phoenix as well as grandstand enhancements at Kansas and Talladega. Fiscal 2012 losses associated with the retirements of certain other long-lived assets is primarily attributable to the removal of certain assets in connection with the repaving of the track at Kansas, and certain other long-lived assets located at our motorsports facilities. Fiscal 2013 losses associated with the retirements of certain other long-lived assets is primarily attributable to the removal of assets not fully depreciated in connection with DAYTONA Rising, capacity management initiatives and other capital improvements. Fiscal 2014 losses associated with demolition costs in connection with DAYTONA Rising, capacity management initiatives and other capital improvements. Fiscal 2015 losses associated with demolition costs in connection with DAYTONA Rising and other capital improvements.

(4)	Fiscal 2014 includes approximately $1.8 million related to settlement of interest income on a long-term receivable.

(5)
Fiscal 2013, 2014 and 2015 include approximately $0.8 million $7.2 million, and $6.0 million, respectively, related to capitalized interest for DAYTONA Rising, (see DAYTONA Rising in Liquidity and Capital Resources of MANAGEMENT'S DISCUSSION AND ANALYSIS).

(6)	In fiscal 2012, we recorded a loss on early redemption of debt related to the redemption of $87.0 million of outstanding senior notes maturing in 2014.

(7)
Fiscal 2012 includes the net gain on sale of certain assets. Fiscal 2014 includes the valuation adjustment related to consolidation of MA, representing the fair value over the carrying value as of January 31, 2014.

(8)
Equity in net (loss) income from equity investments includes the Company’s 50.0 percent portion of Kansas Entertainment’s net income, more fully discussed in Management's Discussion and Analysis, Equity and Other Investments. Fiscal 2011 includes pre-development operating expenses not capitalized prior to commencement of operations in February 2012. Fiscal 2012 reflects a partial year of operations from the Casino opening in February 2012 through November 30, 2012. Included in the Company's equity income in fiscal 2013 is a one-time property tax refund of approximately $1.1 million.

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
The adjustments for 2011 relate to the pre-opening expenses for Hollywood Casino at Kansas Speedway — equity in net loss from equity investment, carrying costs of our Staten Island property, and losses associated with the retirements of certain other long-lived assets.
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
The adjustments for 2015 relate to marketing and consulting costs incurred associated with DAYTONA Rising, accelerated depreciation, losses associated with the retirements of certain other long-lived assets, DAYTONA Rising project capitalized interest and net loss on sale of certain assets.

	For the Year Ended November 30
	2011	2012	2013	2014	2015
	(in thousands, except per share data)
Net income	$69,424	$54,578	$45,292	$67,379	$56,634
Equity in net loss from equity investments, net of tax	2,534	—	—	—	—
Consolidated net income excluding equity in net loss from equity investments	71,958	54,578	45,292	67,379	56,634
Adjustments, net of tax:
Carrying costs related to Staten Island	1,664	2,780	1,728	—	—
Legal settlement/judgment	—	714	310	(386)	—
DAYTONA Rising project	—	229	913	672	847
Accelerated depreciation	—	—	9,358	6,758	4,153
Losses on retirements of long-lived assets	2,845	6,775	10,097	5,802	9,735
Impairment of MA's long lived intangible asset	—	—	—	605	—
Interest settlement on long-term receivable	—	—	—	(1,116)	—
DAYTONA Rising project capitalized interest	—	—	(467)	(4,387)	(3,652)
Loss on early redemption of debt	—	5,560	—	—	—
MA fair value adjustment and income tax benefits	—	—	—	(9,455)	—
Net (gain) loss on sale of certain assets	—	(566)	(46)	41	(444)
Non-GAAP net income	$76,467	$70,070	$67,185	$65,913	$67,273

Diluted earnings per share	$1.46	$1.18	$0.97	$1.45	$1.21
Equity in net loss from equity investments, net of tax	0.05	—	—	—	—
Consolidated net income excluding equity in net loss from equity investments	1.51	1.18	0.97	1.45	1.21
Adjustments, net of tax:
Carrying costs related to Staten Island	0.04	0.06	0.04	—	—
Legal settlement/judgment	—	0.01	0.01	(0.01)	—
DAYTONA Rising project	—	0.00	0.02	0.02	0.02
Accelerated depreciation	—	—	0.20	0.14	0.09
Losses on retirements of long-lived assets	0.06	0.15	0.21	0.12	0.21
Impairment of MA's long lived intangible asset	—	—	—	0.01	—
Interest settlement on long-term receivable	—	—	—	(0.02)	—
DAYTONA Rising project capitalized interest	—	—	(0.01)	(0.09)	(0.08)
Loss on early redemption of debt	—	0.12	—	—	—
MA fair value adjustment and income tax benefits	—	—	—	(0.20)	—
Net (gain) loss on sale of certain assets	—	(0.01)	0.00	0.00	(0.01)
Non-GAAP diluted earnings per share	$1.61	$1.51	$1.44	$1.42	$1.44
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
“Motorsports and other event related” revenue primarily includes television and ancillary media rights fees, promotion and sponsorship fees, hospitality rentals (including luxury suites, chalets and the hospitality portion of club seating), advertising revenues, royalties from licenses of our trademarks, parking and camping revenues, track rental fees and fees paid by third party promoters for management of non-motorsports events.
“Food, beverage and merchandise” revenue includes revenues from concession stands, direct sales of souvenirs, hospitality catering, programs and other merchandise and fees paid by third party vendors for the right to occupy space to sell souvenirs and concessions at our motorsports entertainment facilities.
Direct expenses include (i) NASCAR event management fees, (ii) motorsports and other event related expenses, which include labor, advertising, costs of competition paid to sanctioning bodies other than NASCAR and other expenses associated with the promotion of all of our motorsports and other events and activities, and (iii) food, beverage and merchandise expenses, consisting primarily of labor and costs of goods sold.
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
Impairments / Losses on Retirements of Long-Lived Assets, Goodwill and Other Intangible Assets. Our consolidated balance sheets include significant amounts of long-lived assets, goodwill and other intangible assets, which could be subject to impairments / losses on retirements. During the fiscal years ended November 30, 2013, 2014 and 2015 we recorded before-tax charges as losses on retirements of long-lived assets primarily attributable to costs to remove certain other long-lived assets located at our motorsports facilities totaling approximately $16.6 million, $10.1 million and $16.0 million, respectively.
As of November 30, 2015, goodwill and other intangible assets and property and equipment account for approximately $1.7 billion, or 82.3 percent of our total assets. We account for our goodwill and other intangible assets in accordance with ASC 350 and for our long-lived assets in accordance with ASC 360.
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
In connection with our fiscal 2015 assessment of goodwill and intangible assets for possible impairment we used the methodology described above. We believe our methods used to determine fair value and evaluate possible impairment were appropriate, relevant, and represent methods customarily available and used for such purposes. Our latest annual assessment of goodwill and other intangible assets in the fourth quarter of fiscal 2015 indicated there had been no impairment and the fair value substantially exceeded the carrying value for the respective reporting units.
In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments we exert significant influence on the investee but do not have effective control over the investee, which adds an additional element of risk that could harm our operating results or financial condition. The carrying value of our equity investment was $103.2 million at November 30, 2015.
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
We have accounted for Kansas Entertainment as an equity investment in our financial statements as of November 30, 2015. Our 50.0 percent portion of Kansas Entertainment’s net income was approximately $9.4 million, $8.9 million and $14.1 million for fiscal years 2013, 2014 and 2015, respectively, and is included in equity in net income from equity investments in our consolidated statements of operations. Included in our fiscal 2013 income from equity investment amount is approximately $1.1 million related to a one-time property tax refund.
Distributions from Kansas Entertainment, for the year ended November 30, 2015, totaling $32.1 million, consist of $15.2 million received as a distribution from its profits included in net cash provided by operating activities on our statement of cash flows; the remaining $16.8 million received was recognized as a return of capital from investing activities on our statement of cash flows. We received total distributions of approximately $22.0 million in fiscal 2014.
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
We received $7.5 million, less closing and other administrative costs, of the sales price at closing. The remaining sales price was financed with us holding a secured mortgage interest in 380 Development as well as the underlying property. The mortgage balance bears interest at an annual rate of 7.0 percent. In accordance with the terms of the agreement, we have received a principal payment of approximately $6.1 million plus interest on the mortgage balance through November 30, 2015, and we will receive the remaining purchase price of $66.4 million, due March 4, 2016. Interest on the remaining mortgage balance is due quarterly, in arrears, and Marine Development is current with all payments through January 2016. Based on the level of Marine Development's initial investment at closing and continuing investment, we have accounted for the transaction using the cost recovery method and have deferred the recognition of profit of approximately $1.9 million, and interest totaling approximately $10.2 million at November 30, 2015, until the carrying amount of the property is recovered, which will not be until the final payment is made.
The net proceeds from the sale, combined with the mortgage interest and related total cash tax benefit, will provide us with approximately $118.0 million in incremental cash flow through the term of the mortgage.
Income Taxes
Certain state settlements are the principal cause of the decreased effective income tax rate as compared to the statutory income tax rate, for the fiscal year ended November 30, 2013. The principal causes of the decreased income tax rate for the fiscal year ended November 30, 2014 are the tax treatment related to the other income recognized as a result of SMI's abandonment of their interest in SMISC, LLC on January 31, 2014, including the related tax benefits associated with various operating loss and other carryforwards of MA and certain tax filing positions of SMISC, LLC totaling approximately $4.0 million along with certain state income tax adjustments. The principal causes of the decreased effective income tax rate as compared to the statutory income tax rate, for the fiscal year ended November 30, 2015 are reductions in certain state tax rates.
As a result of the above items, our effective income tax rate decreased from the statutory income rate to approximately 38.0 percent, 33.0 percent and 37.7 percent for the fiscal years ended November 30, 2013, 2014 and 2015, respectively.
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
In December 2014, Congress passed the Tax Increase Prevention Act which included a retroactive renewal back to January 1, 2014 and continuing through December 2014, of the previously expired tax legislation. The overall impact to the current fiscal year tax depreciation deduction as a result of the expiration of this legislation at December 2014, substantially contributed to the overall reduction of approximately $18.0 million in our long-term deferred income tax liabilities at November 30, 2015 as compared to November 30, 2014. In December 2015, Congress passed the Protecting Americans from Tax Hikes Act which included a retroactive renewal back to January 1, 2015 of the previously expired tax legislation. The impact of this retroactive tax legislation will not affect our fiscal 2016 effective tax rate, but will reduce related income tax payments.
Future Trends in Operating Results
International Speedway Corporation is the leading owner of major motorsports entertainment facilities and promoter of motorsports-themed entertainment activities in the United States. We compete for discretionary spending and leisure time with many other entertainment alternatives and are subject to factors that generally affect the recreation, leisure and sports industry, including general economic conditions. Our operations are also sensitive to factors that affect corporate budgets. Such factors include, but are not limited to, general economic conditions, employment and wage levels, business conditions, interest and taxation rates, relative commodity prices, and changes in consumer tastes and spending habits.
The unprecedented adverse economic conditions that began in 2008, which significantly impacted consumer confidence and disproportionately affected different demographics of our target customers, continue to influence the frequency with which guests attend our major motorsports entertainment events. Ongoing global and regional uncertainty, lack of a broad based middle class economic recovery, and/or further weakening in the domestic economy may continue to adversely impact attendance levels, guest spending levels, and our ability to secure corporate marketing partnerships in the future. Reductions in any of these categories can directly and negatively affect revenues and profitability. Beginning in 2009 we mitigated the decline of certain revenue categories with sustainable cost containment initiatives. Beginning in 2012, we re-instituted regular merit pay increases to more normalized levels. Certain non-controllable costs, such as NASCAR sanction fees, increased this year and recently executed five-year Sanction Agreements covering 2016 to 2020 include annual, contracted growth in fees (see further detail in Sanctioning Bodies section). While we are sustaining the significant cost reductions previously implemented and continuously seek ways to improve our operating efficiency, we do not expect further significant cost reductions.
Looking ahead, we expect the continuing slow, but uneven, recovery in the broader U.S. economy to provide an environment for improved attendance-related and corporate partnership revenues. Our industry will further benefit from NASCAR securing its broadcast rights through the 2024 season with the largest broadcast rights deal in the sport's 66-year history. Consistent with major sports properties throughout the world, broadcast rights represent our company's largest revenue segment. Expanding and extending this contracted revenue will provide us unparalleled long-term cash flow visibility. We also believe the strategic initiatives we and the motorsports industry have undertaken to grow the sport will continue to strengthen the long-term health of our Company.
The industry and its stakeholders have demonstrated their commitment to growing the sport by aligning with and executing upon growth initiatives supporting NASCAR's industry-wide strategic plan whose objective is to build upon NASCAR's appeal by enhancing the connection with existing fans, as well as attracting and engaging new Gen Y, youth and multicultural consumers in motorsports. Additional areas of focus include building greater product relevance, cultivating driver star power, growing social media activities and enhancing the event experience.
Several recent and successful on-track innovations that resulted from NASCAR initiatives include the introduction of the Gen 6 Car design, new qualifying formats and enhancements to the Chase for the Championship. In January 2014 NASCAR announced a new championship format that puts greater emphasis on winning races all season long, expands the current Chase for the NASCAR Sprint Cup field to 16 drivers, and implements a new round-by-round advancement format that ultimately rewards a battle-tested, worthy champion. The format makes every race matter even more, diminishes points racing, puts a premium on winning races and concludes with a best-of-the-best, first-to-the-finish line showdown race – all of which is exactly what fans want. The new Chase structure has driven NASCAR Sprint Cup competition to a whole new level with a thrilling, easy to understand format that we believe translates into greater fan interest and revenue opportunities for these events. Our results from the 2015 Chase support this. At this year's Chase finale at Homestead, consumer and corporate participation exceeded 2014 making this the second year in a row this event's results surpassed the prior year. The final two ISC events of the 2015 season in Phoenix and Homestead were both announced as sellouts prior to the event. In addition, for the combined 2015 Chase events ISC hosted, we experienced an overall four percent increase in grandstand attendance over prior year. These are strong indicators that the Chase format along with other strategic initiatives we have implemented are creating favorable momentum that we expect to continue.
We support NASCAR's industry strategy on a number of fronts. As referenced above, we are committed to improving our major motorsports facilities to enhance guest experiences and create stronger fan engagement. Specifically, one of the most ambitious and important projects in our history is the redevelopment of the frontstretch of the Daytona International Speedway, the Company's 56-year-old flagship motorsports facility. This new, state of the art motorsports stadium will enhance the event experience for our fans, marketing partners, broadcasters and the motorsports industry (See "DAYTONA Rising: Reimagining an American Icon"). We are confident that elevating the experience at the most important and iconic motorsports facility in North America will grow the DAYTONA 500 brand, our 12 other major motorsports facilities' brands and NASCAR's brand. Ultimately this strategic project will positively influence attendance trends, corporate involvement in the sport, and the long-term strength of future broadcast media rights revenues.
Admissions
Driving event sellouts and creating excess demand is key to the optimal performance of our hosted NASCAR Sprint Cup Series events. An important component of our operating strategy continues to be a long-standing focus on supply and demand when evaluating ticket pricing and adjusting capacity at our facilities. By effectively managing both ticket prices and seating capacity, we have historically shown the ability to stimulate ticket renewals and advance ticket sales.
Advance ticket sales provide us many benefits such as earlier cash inflow, and reducing the potential negative impact of actual or forecasted inclement weather. When evaluating ticketing initiatives, we first examine our ticket pricing structure for each segmented seating area and/or offering within our major motorsports entertainment facilities to ensure prices are on target with market demand. When determined necessary, we adjust ticket pricing. We believe our ticket pricing philosophy appropriately factors current demand, and provides attractive price points for all income levels and desired fan experiences.
It is important that we maintain the integrity of our ticket pricing model by ensuring our customers who purchase tickets during the renewal period get preferential pricing. We do not adjust pricing downward inside of the sales cycle to avoid rewarding last-minute ticket buyers by discounting tickets. Further, we closely monitor and manage the availability of promotional tickets. Encouraging late cycle buying and offering excess promotional tickets could have a detrimental effect on our ticket pricing model and long-term value of our business. We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth rather than to capture short-term incremental revenue at the expense of our customers who purchased tickets during the renewal period. We continue to explore and implement innovative ticket pricing strategies to capture incremental admissions revenue including ticket price increases over time as the event nears and adjusting pricing of specific seats within a section or row with desirable attributes and greater demand.
Adjusting seating capacity is another consumer-focused strategy to promote sellouts, create excess demand and in turn increase capacity utilization at our major motorsports facilities. Over the past few years, we have reduced capacity at our major motorsports facilities. A significant portion of the capacity reduction was a result of our goal to provide improved fan amenities such as wider seating, create social zones with greater fan interaction/engagement for our guests, and remove sections that do not provide adequate sight lines. Based on our experience and the continual evolution of modern sports facilities, ticket demand relies strongly on creating a more personal experience for the fans. Enhancing the live event experience to compete with the at-home television experience is a critical strategy for our future growth. Other benefits derived from capacity management include improved pricing power for our events; enticing more customers to renew or purchase tickets earlier in the sales cycle; increasing customer retention; driving greater attendance to our lead-in events, such as NASCAR's Xfinity and Camping World Truck series events; generating stronger interest from corporate sponsors; and creating a more visually compelling event for the television audience.
Other key strategic focus areas designed to build fan engagement and augment the live-event experience include providing enhanced at-track audio and visual experiences, additional and improved concession and merchandise points-of-sale, creating more interactive social zones and offering greater wireless connectivity. We continuously monitor market demand, evaluate customer feedback, and explore next generation live-sports entertainment fan amenities, all of which could further impact how we manage capacity and spend capital at our major motorsports facilities.
Corporate Partnerships
NASCAR is a powerful brand with a loyal fan base that we believe is aware of, appreciates and supports corporate participation to a greater extent than fans of any other sports property. The combination of brand power and fan loyalty provides an attractive platform for robust corporate partnerships. The number of FORTUNE 500 companies invested in NASCAR remains higher than any other sport. More than one-in-four FORTUNE 500 companies, and one-in-two FORTUNE 100 companies, use NASCAR as part of their marketing strategy and the trend is increasing. The number of FORTUNE 500 companies investing in NASCAR increased seven percent in 2015 versus prior year; and is a 20 percent improvement versus 2008.
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
For fiscal 2015, total actual ISC corporate sales exceeded our 2015 target by 2.8 percent and surpassed prior year by 3.1 percent making this the second successive year of growing corporate revenues since the Great Recession. All NASCAR Sprint Cup and Xfinity and Camping World Truck series event entitlements were secured for the 2015 fiscal year, which allowed the sales team to focus more resources on media advertising, prospecting and growing official status categories. We believe this demonstrates the value proposition for our corporate partners is stronger than ever.
Looking forward to 2016, we are very encouraged by organic growth of corporate sales and new sales boosted by strong corporate demand from the grand opening of DAYTONA Rising. We also continue to see longer deal terms that provide greater long-term income visibility, further allows our sales team to focus on incremental revenue generation, and more time for sponsor activation. As of early January 2016, we have sold all but one NASCAR Sprint Cup race entitlement and four Xfinity Series entitlements and have secured 75.0 percent of our total 2016 corporate sales target compared to 74.0 percent at this point in 2015. Not only are we pacing ahead of prior year sales as a percent of our full year target, but the 2016 target is more than 11 percent higher than 2015. For DAYTONA Rising, we have secured four long-term founding partnerships with Toyota, Florida Hospital, Chevrolet, and Sunoco, all of them equal or exceed ten year relationships.
Television Broadcast and Ancillary Media Rights
Domestic broadcast and ancillary media rights fees are ISC's largest revenue source, accounting for approximately 48.7 percent of 2015 total revenues.
In August 2013, NASCAR finalized multi-platform broadcast rights agreements with NBCUniversal (“NBC”) and FOX Broadcasting Company ("FOX") for 10 years, beginning in 2015 through the 2024 season, for the broadcast and related rights for NASCAR's three national touring series. Financial terms were not disclosed but leading industry sources estimate the combined agreements value at approximately $8.2 billion over the 10 years. The agreements include Spanish-language rights and 'TV Everywhere rights', which will allow NASCAR content to stream over the broadcasters' affiliated digital platforms.

FOX has exclusive rights to the first 16 NASCAR Sprint Cup Series point races beginning each year with the prestigious DAYTONA 500. In addition, FOX retains the rights to the NASCAR Sprint All-Star Race, The Sprint Unlimited, Can-Am Duel, 14 NASCAR Xfinity Series events and the entire NASCAR Camping World Truck Series. NBC has exclusive rights to the final 20 NASCAR Sprint Cup Series points races including NASCAR’s playoffs - the Chase for the Sprint Cup, final 19 NASCAR Xfinity Series events, select NASCAR Regional & Touring Series events and other live content beginning in 2015. In total, NASCAR will have 17 Sprint Cup races on network television in 2016, the same as 2015.
NASCAR's solid ratings, the strong demand for live sports programming and the proliferation of on-demand content were significant factors for NASCAR signing the largest broadcast rights deal in the sport's 66-year history.
In August 2013, FOX debuted its 24-hour Fox Sports 1 network to compete with ESPN. Fox Sports 1 is available in approximately 85 million television households. In addition to NASCAR, Fox Sports 1 has new or renewed deals for Major League Baseball, college football and basketball, Ultimate Fighting Championship, Major League Soccer ("MLS"), United States Golf Association, as well as other sports. Fox Sports 1 represents the latest in the long migration of marquee sports from broadcast television to cable/satellite, who generally can support a higher investment due to subscriber fees that are not available to traditional networks. In 2015, Fox Sports 1 broadcast seven live NASCAR Sprint Cup events and eleven NASCAR Xfinity events.  NASCAR events and content are consistently among the highest rated programming on Fox Sports 1.
NBC Sports Group possesses an unparalleled collection of television rights agreements, and in addition to NASCAR partners with some of the most prestigious sports properties in the world including the International Olympic Committee and United States Olympic Committee, the NFL, NHL, PGA TOUR, The R&A, PGA of America, Churchill Downs, Premier League, Tour de France, French Open, Formula One, IndyCar and many more. The sports media company consists of a unique array of sports assets, including NBC Sports, NBC Olympics, NBC Sports Network ("NBCSN") , Golf Channel, 10 NBC Sports Regional Networks, NBC Sports Radio and NBC Sports Digital (Sports Live Extra). NBC Sports Network is in approximately 84.0 million homes.
For the 2015 broadcast season, NASCAR Sprint Cup was the number one or two sport of the weekend nineteen times during this span.  Year over year television ratings comparisons are difficult in 2015 due to changes in the broadcast line-up and impacts of inclement weather for events in the current and/or prior year. Despite the limited comparability of raw television ratings, the sport is experiencing positive trends with both broadcast and digital consumption metrics to date.
During 2015, Sprint Cup averaged 5.1 million viewers per event with 54 million total unique television viewers.  Viewership on FOX increased 9 percent year over year. On Fox Sports 1, five of the top most-viewed telecasts in network history were 2015 Sprint Cup Series events.
Sprint Cup Races on NBC reached a total audience of 31 million, up +42% vs. comparable races in 2014. Five of NBCSN’s top 10 most-watched telecasts in the network’s history are 2015 NASCAR Sprint Cup races, and NASCAR powered NBCSN to its most-watched year on record. Finally, the Sprint Cup Championship race from Miami was the most-watched NASCAR season finale in a decade and set a traffic record for NBC Sports Live Extra with over 4.0 million live minutes consumed.
Domestic broadcast media rights fees provide significant cash flow visibility to us, race teams and NASCAR over the contract term. Television broadcast and ancillary rights fees received from NASCAR for the NASCAR Sprint Cup, Xfinity and Camping World Truck series events conducted at our facilities under these agreements, and recorded as part of motorsports related revenue, were approximately $292.5 million, $302.9 million and $314.5 million for fiscal 2013, 2014 and 2015, respectively. Operating income generated by these media rights were approximately $213.0 million, $220.1 million and $228.4 million for fiscal 2013, 2014 and 2015, respectively.
As media rights revenues fluctuate so do the variable costs tied to the percentage of broadcast rights fees required to be paid to competitors as part of NASCAR Sprint Cup, Xfinity and Camping World Truck series sanction agreements. NASCAR event management fees (“NASCAR direct expenses”) are outlined in the sanction agreement for each event and are negotiated in advance of an event. As previously discussed, included in these NASCAR direct expenses are amounts equal to 25.0 percent of the gross domestic television broadcast rights fees allocated to our NASCAR Sprint Cup, Xfinity and Camping World Truck series events, as part of NASCAR event management fees (See “Critical Accounting Policies and Estimates - Revenue Recognition”). The NASCAR event management fees are contracted from 2016 through 2020 under the five-year sanction agreements (see Sanctioning Bodies) and paid to NASCAR to contribute to the support and growth of the sport of NASCAR stock car racing through payments to the teams and sanction fees paid to NASCAR. As such, we do not expect these costs to materially decrease in the future as a percentage of admissions and motorsports related income.
The current dynamic media landscape is diversifying how people consume media content. An internet trends study from June of 2015, reported that internet usage by adults age 18+ had grown an average of 11.0 percent per year from 2008 to 2015 representing an average of over 5 hours a day usage in 2015. Additionally, the study showed that consumption via mobile devices grew from 12.0 percent of that time to more than 50.0 percent of the time spent on-line. Traditional media like television and radio still make up a majority of the average time spent consuming media content per adult day, but digital media consumption whether using a desktop or mobile device now equals more than one-third average daily time consuming audio and video content and projected to continue growing. These statistics skew higher for younger demographics.
A key plank of NASCAR's strategy is to grow and measure all of the potential ways that people can consume media, whether through traditional television viewership, dynamic web/mobile content, and/or through social-media channels. NASCAR continually makes enhancements to NASCAR.com and NASCAR Mobile apps that strengthen the Industry's digital presence. In addition, NASCAR also created the Fan and Media Engagement Center to better understand digital conversations and optimize engagement with the social community. In the third year of managing its digital rights in-house, NASCAR experienced significant growth, measuring 1.1 billion aggregate page views across NASCAR.com, NASCAR mobile web and NASCAR Mobile apps in 2015. The billion plus page view milestone marks a 20 percent year-over-year increase in engagement on the platform, according to data from Adobe Omniture SiteCatalyst. Through the 2015 NASCAR season, NASCAR.com averaged 1.4 million unique visitors on NASCAR Sprint Cup race days; and across all digital platforms, race day metrics increased +2.0 percent for unique visitors, +14 percent for page views, and +7.0 percent for video views. On the social media front in 2015, NASCAR's Facebook and Twitter accounts combined to generate over 4.1 billion impressions this year, or up +52.0 percent versus 2014. Overall social impressions averaged 25.2 million per race day with growth in Facebook, Twitter and Instagram followers at seasons end versus the beginning of 2015. We expect all these channels will continue to grow and the industry is well positioned to engage and monetize these digital channels as our fans (mirroring society-at-large) consume more content via these channels. Along with NASCAR, we closely monitor changes in the television and media broadcast environment including announcements in 2015 by Apple, Amazon (Fire TV), DishNetwork (Sling TV), HBO (HBO Now) and others regarding direct to consumer ('a la carte' or 'Over the Top') content offerings. This trend is expected to continue and view potential shifts in media consumption as positive for both the consumer and NASCAR, providing more rich and diverse ways to consume the NASCAR product and interact with our fans.
Sanctioning Bodies
Our success has been, and is expected to remain, dependent on maintaining good working relationships with the organizations that sanction events at our facilities, particularly with NASCAR, whose sanctioned events at our wholly owned facilities accounted for approximately 88.8 percent of our revenues in fiscal 2015. NASCAR continues to entertain and discuss proposals from track operators regarding potential realignment of their portfolio of NASCAR Sprint Cup Series dates to more geographically diverse and potentially more desirable markets where there may be greater demand, resulting in an opportunity for increased revenues to the track operators. We believe that realignments have provided, and will continue to provide, incremental net positive revenue and earnings as well as further enhance the sport's exposure in highly desirable markets, which we believe benefits the sport's fans, teams, sponsors and television broadcast partners as well as promoters.
On October 26, 2015, we entered into five year sanction agreements with NEM, an affiliate of NASCAR, for the promotion of the Company’s inventory of NASCAR Sprint Cup, Xfinity and Camping World Truck Series events. In 2016, we will conduct the following events: 21 NASCAR Sprint Cup Series events, 14 NASCAR Xfinity Series events, and 9 NASCAR Camping World Truck Series events. Each Sanction Agreement is for a term of five years. Other than the term, the Sanction Agreements are substantially similar to those entered into in previous years. The Sanction Agreements contain annual increases of between three and four percent in media rights fees for each sanctioned event conducted, and provide a specific percentage of media rights fees to be paid to competitors. The Sanction Agreements also provide for annual increases in sanction fees and non-media rights related prize and point fund monies (to be paid to competitors) of approximately four percent annually over the term of the Sanction Agreements. NASCAR and NEM are controlled by members of the France Family Group which controls approximately 72.0 percent of the combined voting power of the outstanding stock of the Company, as of January 31, 2015, and some members of which serve as directors and officers of International Speedway Corporation. The Company strives to ensure, and management believes that, the terms of the Sanction Agreements are no less favorable to the Company than could be obtained in arms-length negotiation. Collectively, the media rights fees, sanction fees and non-media prize and point fund fees that we pay are referred to as NASCAR Event Management fees.
Merchandise Operations
In 2015, NASCAR and NASCAR Team Properties announced a 10-year agreement with Fanatics, to operate NASCAR’s entire at-track merchandise business and deliver fans an enhanced, experiential at-track shopping environment. As part of the agreement, Fanatics will be the exclusive retailer of NASCAR and driver merchandise at trackside for all 38 NASCAR Sprint Cup Series events. In addition, Fanatics also contracted with us for 10 years of exclusive retail merchandise rights for our track trademarks and certain other intellectual property at all of our tracks. The new trackside retail model operated by Fanatics will evolve from using solely haulers for each specific team or driver to displaying all merchandise in a superstore retail environment supported by, in instances, smaller satellite retail touch points around the track. The new model will provide a more personal and convenient shopping experience for race fans. We believe this improved trackside merchandise model, combined with an upgraded on-line and mobile experience, will better position us and the industry to maximize merchandise sales while delivering top quality experience to our fans. Consequently, our wholly owned subsidiaries, Americrown and MA, will no longer provide at track merchandise to fans at motorsports events and therefore will no longer recognize related revenues. Instead, we will receive a percentage of sales from Fanatics, recorded as part of Food, Beverage and Merchandise Revenue.
For fiscal 2015, the following occurred:

•	food, beverage and merchandise revenue and expense reduction of approximately $27.5 million and $22.0 million respectively

•	elimination of general and administrative expenses related to trackside merchandise operations of approximately $1.2 million; and

•	reduction in operating income of approximately $4.3 million related to this new merchandise business model.
Accounting rules require us to recognize revenue and expense related to the sale of approximately $6.4 million of merchandise inventory to Fanatics at cost, which has been included in the aforementioned fiscal 2015 results.
Going forward, we expect that the new merchandising model will continue to enhance the event experience for our fans and grow the operating margin contribution from the merchandise line of business. Comparable merchandise sales during 2015 utilizing the new superstore shopping model were approximately 10.0 percent greater than sales using the 'hauler' model employed historically, a positive trend we believe will continue as Fanatics further integrates.
Capital Improvements
Enhancing the live event experience for our guests is a key strategic pillar to drive future growth. We compete for the consumers' discretionary dollar with other entertainment options such as concerts and other major sporting events not just motorsports events. In addition, fans continue to demonstrate willingness to pay for more unique, immersive, and segmented experiences that cannot be duplicated at-home. Today's consumer wants improved traffic flow, comfortable and wider seating, clean and available restroom facilities, more points of sale, enhanced audio and visual engagement, social zones and greater connectivity. Providing these enhancements often requires capital reinvestment.
We are confident that our focus on driving incremental earnings by improving the fan experience leads to increased ticket sales and better ticket pricing power, growth in sponsorship and hospitality sales, solidifying prospects for longer-term growth in broadcast media rights fees agreements, and greater potential to capture market share. As such, ISC's Board of Directors endorsed a capital reinvestment plan for fiscal 2013 through fiscal 2017 not to exceed $600.0 million. The five-year capital reinvestment plan encompasses capital expenditures for ISC's 13 major sports facilities, including DAYTONA Rising (see "DAYTONA Rising: Reimagining an American Icon"), and commitments to undertake ONE DAYTONA (see "ONE DAYTONA"). We continue to elevate our Daytona brand to ensure that it remains the pinnacle of motorsports facilities, which will generate enhanced profitability and cash flow to the Company. In our five year reinvestment plan, we also allocate appropriate capital spending on other projects for maintenance, safety and regulatory requirements, and guest experience enhancements. We are confident that by continuing to deliver memorable guest experiences, attractive pricing and fantastic racing, we will generate increased revenues and bottom-line results.
While we focus on allocating our capital to generate returns in excess of our cost of capital, certain of our capital improvement investments may not provide immediate, directly traceable near term positive returns on invested capital but over the longer term will better enable us to effectively compete with other entertainment venues for consumer and corporate spending.
Growth Strategies
Our growth strategies also continuously explores ways to grow our businesses through acquisitions and external developments that offer attractive financial returns and leverage our core competencies. A prime example is our joint venture to develop and operate a Hollywood-themed and branded entertainment destination facility overlooking turn two of Kansas Speedway (see “Hollywood Casino at Kansas Speedway”).
The Hollywood Casino at Kansas Speedway provides positive cash flow to us and positive equity income in our consolidated statement of operations for fiscal 2013, 2014 and 2015. We expect for our 2016 fiscal year that our share of the cash flow from the casino's operations will be approximately $27.0 million to $28.0 million dollars.
We continue to pursue a mixed-use entertainment development named ONE DAYTONA, located on property we own located directly across from our Daytona motorsports entertainment facility (see “Liquidity and Capital Resources - ONE DAYTONA”).
We remain interested in pursuing further ancillary developments at certain of our other motorsports facilities which enhance our core business, are market-driven, and provide a prudent return on investment.

Current Operations Comparison
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	For the Year Ended
	2013	2014	2015
Revenues:
Admissions, net	21.2%	19.9%	20.2%
Motorsports and other event related	69.5	66.5	70.0
Food, beverage and merchandise	7.2	11.2	7.3
Other	2.1	2.4	2.5
Total revenues	100.0	100.0	100.0
Expenses:
Direct:
NASCAR event management fees	26.0	25.0	26.0
Motorsports and other event related	20.6	19.7	20.3
Food, beverage and merchandise	5.4	8.9	6.0
General and administrative	17.1	16.7	17.3
Depreciation and amortization	15.3	13.9	14.7
Losses on retirements of long-lived assets	2.7	1.5	2.4
Total expenses	87.1	85.7	86.7
Operating income	12.9	14.3	13.3
Interest expense, net	(2.5)	(1.1)	(1.5)
Other	—	0.8	0.1
Equity in net income from equity investments	1.5	1.4	2.2
Income before income taxes	11.9	15.4	14.1
Income taxes	4.5	5.1	5.3
Net income	7.4%	10.3%	8.8%
Comparison of Fiscal 2015 to Fiscal 2014
The comparison of fiscal 2015 to fiscal 2014 is impacted by the following factors:

•
In the third quarter of fiscal 2015, we hosted the Phish Magnaball music festival at Watkins Glen, for which there was no comparable event in the prior year. Also in the third quarter of fiscal 2015, we hosted the third annual Faster Horses music festival at Michigan.

•
During fiscal 2014, we received a favorable settlement relating to a legal judgment of litigation involving certain ancillary operations of approximately $0.6 million, or $0.01 per diluted share. There was no comparable activity during fiscal 2015.

•
On January 31, 2014, SMI abandoned its interest and rights in our 50/50 partnership MA, consequently bringing our ownership of MA to 100.0 percent. MA's operations are included in our consolidated operations subsequent to the date of SMI's abandonment. Prior to January 31, 2014, MA was accounted for as an equity investment in our financial statements. As a result of SMI's abandonment of their interest in MA, we recorded other income of approximately $5.4 million representing the fair value of MA, over the carrying value, as of January 31, 2014. In addition we recognized tax benefits relating to MA of approximately $4.0 million for fiscal 2014 (see “Equity and Other Investments and "Income Taxes”). There was no comparable event in the same period of fiscal 2015;

•
For fiscal 2015, we recognized revenue and expense related to merchandise operations of approximately $16.5 million and $12.3 million, respectively. Included in this amount are $5.1 million of commission from third party merchandise sales, predominately from Fanatics, non-recurring transactions of approximately $10.4 million, which includes approximately $6.4 million for inventory sold to Fanatics and $4.0 million of wholesale transactions by MA. These revenues drove a total of approximately $12.3 million in expense including product costs associated with the non-recurring transactions, non-recurring costs related to the transition of trackside merchandise operations to Fanatics, as well as partial period operating expenses incurred prior to the transition of Americrown and MA merchandise operations, for which there was no related revenue. This compares to fiscal 2014, where we recognized revenue and expense related to merchandise operations of approximately $44.1 million and $35.5 million, respectively, which included direct sales of trackside merchandise and excluded the partial period pre-consolidation operation of MA prior to SMI’s abandonment of its MA interest (see "Future Trends in Operating Results, Merchandise Operations");

•
In fiscal 2015, we recognized approximately $1.4 million, or $0.02 per diluted share, in marketing and consulting costs that are included in general and administrative expense related to DAYTONA Rising. During fiscal 2014, we recognized approximately $1.1 million, or $0.02 per diluted share, of similar costs;

•
During fiscal 2015, we recognized approximately $6.8 million, or $0.09 per diluted share, of accelerated depreciation that was recorded due to the shortening the service lives of certain assets associated with DAYTONA Rising and other projects. During fiscal 2014, we recognized approximately $11.1 million, or $0.14 per diluted share, of accelerated depreciation that was recorded due to the shortening the service lives of certain assets associated with DAYTONA Rising and capacity management initiatives;

•
In fiscal 2015, we recognized approximately $16.0 million, or $0.21 per diluted share, of losses associated with asset retirements of losses primarily attributable to demolition and/or asset relocation costs in connection with DAYTONA Rising, capacity management initiatives and other capital improvements. Included in these losses were approximately $12.5 million of expenditures related to demolition and/or asset relocation costs, the remaining charges were non-cash charges. During fiscal 2014, we recognized approximately $10.1 million, or $0.12 per diluted share, of similar charges, of which approximately $7.5 million of expenditures related to demolition and/or asset relocation costs, the remaining charges were non-cash, which included an impairment of a long-lived intangible asset related to MA, discussed above; and

•
During fiscal 2015, we capitalized approximately $6.0 million, or $0.08 per diluted share, of interest related to DAYTONA Rising. During fiscal 2014, we recognized approximately $7.2 million, or $0.09 per diluted share, of similar interest capitalization.

Fiscal 2015 admissions revenue of $130.2 million was comparable to fiscal 2014. Factors driving attendance increases and higher average ticket prices include:

•	Increases in attendance and admissions at the DAYTONA 500, Talladega, Martinsville, Auto Club Speedway, Darlington, Phoenix, Watkins Glen and Homestead;

•	Increased attendance and admissions for Sprint Cup Chase for the Championship events at Chicagoland and Talladega as well as sold out events for the Fall Phoenix and Homestead Sprint Cup races; and

•	Certain non-NASCAR events new to the Company’s event schedule in 2015.
Several factors contributed to attendance decreases which offset the noted increases, including:

•
The reduced number of seats available at Daytona for the July NASCAR Sprint Cup and Xfinity series events as a result of the construction cycle related to DAYTONA Rising (see Liquidity and Capital Resources - DAYTONA Rising: Reimagining an American Icon);

•	Inclement weather and the threat of inclement weather during Speedweeks events preceding the DAYTONA 500;

•	Inclement weather impacting major events at Michigan, Richmond and Kansas; and

•	Other decreases in certain markets.
Motorsports and other event related revenue increased approximately $18.1 million, or 4.2 percent, in fiscal 2015 as compared to fiscal 2014. The increase is largely attributable to increases in television broadcast revenue of approximately $11.6 million. Also contributing to the increase were advertising, hospitality and sponsorship revenues of approximately $4.2 million, other ancillary motorsports revenue totaling approximately $1.5 million, as well as the aforementioned music festivals totaling approximately $0.8 million.
Food, beverage and merchandise revenue decreased approximately $25.6 million, or 35.1 percent, in fiscal 2015 as compared to fiscal 2014. The decrease is primarily due to the aforementioned transition of merchandise operations of approximately $27.5 million. Slightly offsetting the decrease were concession sales of approximately $1.8 million related to the aforementioned Phish Magnaball music festival held in the third quarter of fiscal 2015, for which there was no comparable event in fiscal 2014.
NASCAR event management fees increased by approximately $4.9 million, or 3.0 percent, in fiscal 2015 as compared to fiscal 2014. The increase includes approximately $3.0 million attributable to increases in television broadcast rights fees, for the NASCAR Sprint Cup, Xfinity and Camping World Truck series events held during the period as standard NASCAR sanctioning agreements require a specific percentage of television broadcast rights fees to be paid to competitors. The remaining increase is attributable to higher contracted NEM fees.

Motorsports and other event related expense increased by approximately $2.9 million, or 2.2 percent, in fiscal 2015 as compared to fiscal 2014. The increase is primarily due to personnel related expenses, incremental costs for certain events largely driven by inclement weather, as well as other purchased services. Motorsports and other event related expenses as a percentage of combined admissions and motorsports and other event related revenue remained consistent at approximately 22.5 percent for fiscal 2015, as compared to 22.8 percent for the same period in the prior year.
Food, beverage and merchandise expense decreased approximately $19.8 million, or 34.0 percent, in fiscal 2015 as compared to fiscal 2014. The decrease is predominately attributable to the aforementioned transition of merchandise operations of approximately $22.0 million. Slightly offsetting the decrease were concession related expenses of approximately $1.6 million attributed to the aforementioned Phish Magnaball music festival held in the third quarter of fiscal 2015, for which there was no comparable event in fiscal 2014. In addition, motorsports related concessions and catering yielded an increase of approximately $0.6 million. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue increased to approximately 81.4 percent for fiscal 2015, as compared to 79.9 percent for the same period in the prior year. The decrease in margin is primarily a result of the aforementioned transition in merchandising operations, however, excluding this activity, food, beverage and merchandise expense as a percentage of food, beverage and merchandise sales decreased compared to the same period in 2014 due to increased catering revenues driven by an approximate 3.0 percent increase in prices, slightly offset by increased spoilage due to inclement weather affecting certain events.
General and administrative expense increased approximately $3.1 million, or 2.8 percent, in fiscal 2015 as compared to fiscal 2014, due to approximately $3.6 million of certain administrative costs and ancillary facility operations, as well as a net decrease to our general liability insurance reserve in the prior year period of approximately $1.1 million, for which there is no comparable reduction in the current period. Slightly offsetting the increase was approximately $0.9 million of costs related to real and tangible property taxes and $0.7 million of non-recurring costs related to the aforementioned transition in merchandising operations. General and administrative expenses as a percentage of total revenues increased slightly to approximately 17.3 percent for fiscal 2015, as compared to 16.7 percent for fiscal 2014. The margin decrease for the period is primarily due one-time, non-recurring administrative costs related to DAYTONA Rising and to adjustments in our general liability insurance reserves in the 2014 period.
Depreciation and amortization expense increased approximately $4.4 million, or 4.8 percent, in fiscal 2015 as compared to fiscal 2014. Approximately $11.9 million of the increase relates to new assets placed in service associated with DAYTONA Rising, and approximately$5.5 million is attributable to the continued shortening of the service lives of certain assets that will eventually be retired associated with DAYTONA Rising. Also contributing to the increase is approximately $1.3 million attributable to the shortening of service lives of certain assets associated with the repaving of Watkins Glen. Offsetting these increases are approximately $14.3 million related to assets that have been fully depreciated, or removed from service.
Losses on retirements of long-lived assets of approximately $16.0 million during fiscal 2015 is primarily due to demolition costs in connection with DAYTONA Rising and other capital improvements.
Interest income during fiscal 2015 decreased approximately $2.0 million as compared to fiscal 2014. The decrease is predominately due to a settlement reached in fiscal 2014 related to prior years interest associated with a long-term receivable. There was no comparable event in fiscal 2015.
Interest expense increased approximately $0.4 million, or 4.4 percent, in fiscal 2015, as compared to fiscal 2014. The increase was predominately due to slightly lower capitalized interest associated with DAYTONA Rising.
Equity in net income from equity investments in fiscal 2015 and 2014, respectively, represents our 50.0 percent equity investments in Hollywood Casino at Kansas Speedway (see “Equity and Other Investments”).
Our effective income tax rate increased from approximately 33.0 percent to approximately 37.7 percent during fiscal 2015 compared to fiscal 2014 (see “Income Taxes”).
As a result of the foregoing, net income decreased approximately $10.7 million, or $0.24 per diluted share, for fiscal 2015 as compared to fiscal 2014.
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
Food, beverage and merchandise revenue increased approximately $28.8 million, or 65.5 percent, in fiscal 2014 as compared to fiscal 2013. The increase is predominately due to the aforementioned consolidation of MA, of approximately $25.7 million. Also contributing to the increase were concession sales of approximately $1.1 million related to the aforementioned non-motorsports event held in the third quarter of fiscal 2014, for which there was no comparable event in fiscal 2013.
NASCAR event management fees increased by approximately $3.6 million, or 2.3 percent, in fiscal 2014 as compared to fiscal 2013. The increases are primarily due to increases in television broadcast rights fees for the NASCAR Sprint Cup, Xfinity and Camping World Truck series events held during the period as standard NASCAR sanctioning agreements require a specific percentage of television broadcast rights fees to be paid to competitors.
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
General and administrative expense increased approximately $3.6 million, or 3.5 percent, in fiscal 2014 as compared to fiscal 2013. The increase is predominately due to certain administrative costs and ancillary facility operations, totaling approximately $7.9 million, of which approximately $2.5 million was related to MA. Partially offsetting the increase was certain ongoing carrying costs related to our Staten Island property, of approximately $2.8 million, that occurred in fiscal 2013, for which there were no comparable costs in the same period of fiscal 2014. Also contributing to offsetting the increase was a net decrease to our general liability reserve of approximately $1.5 million, due to certain claims not reaching their full exposure, as was estimated, prior to being resolved. General and administrative expenses as a percentage of total revenues decreased negligibly to approximately 16.7 percent for fiscal 2014, as compared to 17.1 percent for fiscal 2013. The margin improvement was predominately due to the aforementioned adjustments in our general liability insurance reserves in the 2014 period as well as carrying costs related to our Staten Island property
Depreciation and amortization expense decreased approximately $3.6 million, or 3.9 percent, in fiscal 2014 as compared to fiscal 2013. The decrease was primarily attributable to the service lives of certain assets associated with DAYTONA Rising and grandstand seating at Talladega and Richmond whose lives were reduced in the fiscal 2013 period and became fully depreciated in the same period of fiscal 2014. Partially offsetting the decrease are new assets going into service, predominately associated with DAYTONA Rising.
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

	2013	2014	2015
Cash and cash equivalents	$172,827	$158,847	$160,548
Working capital	153,780	110,783	146,581
Total debt	274,487	271,746	268,372
At November 30, 2015, our working capital was primarily supported by our cash and cash equivalents totaling approximately $160.5 million. The increase in working capital at November 30, 2015, as compared to the prior period, is predominantly attributable to the note receivable from Marine Development, which is due in March 2016, which was classified as a long-term asset in the prior year (see discussion in "Staten Island Property"). Significant cash flow items during fiscal the fiscal years ended November 30 are as follows (in thousands):

	2013	2014	2015
Net cash provided by operating activities (1)	$173,395	$162,847	$151,987
Capital expenditures (2)	(85,539)	(183,936)	(155,016)
Distribution from equity investee and affiliate (3)	21,500	22,000	32,050
Proceeds from sale of Staten Island property (4)	5,322	11,187	4,648
Equity investments and advances to affiliate (5)	—	(1,322)	—
Net proceeds (payments) related to long-term debt	(2,513)	(2,807)	(3,437)
Dividends paid and reacquisitions of previously issued common stock	(10,488)	(11,504)	(13,111)
(1) Variances in net cash provided by operating activities were predominately due to the amount and timing of cash payments for income taxes (see "Income Taxes")
(2) Activity in capital expenditures is predominately due to DAYTONA Rising (see "Capital Expenditures")
(3) Distributions from equity investee and affiliates, consist of amounts received as distribution from their profits and returns of capital as detailed in our statement of cash flows
(4) Proceeds from sale of Staten Island property consist of interest and principle amounts received as detailed in our statement of cash flows
(5) Amounts relate to Hollywood Casino at Kansas Speedway (see “Equity and Other Investments”) and ONE DAYTONA (see "ONE DAYTONA"), respectively
Our liquidity is primarily generated from our ongoing motorsports operations, and we expect our strong operating cash flow to continue in the future. In addition, as of November 30, 2015, we have approximately $296.0 million available to draw upon under our 2012 Credit Facility, if needed. See “Future Liquidity” for additional disclosures relating to our credit facility and certain risks that may affect our near term operating results and liquidity.
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
Capital Allocation
We have established a long-term capital allocation plan to ensure it generates sufficient cash flow from operations to fund our working capital needs, capital expenditures at existing facilities, and return of capital through payments of an annual cash dividend and repurchase of our shares under our Stock Purchase Plan. In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance of long-term debt, borrowings under our credit facilities and state and local mechanisms to fund acquisitions and development projects.
The current capital allocation plan contemplates the following:

•
Capital expenditures remaining under the existing $600.0 million capital expenditure plan adopted by our Board of Directors in June 2013, totals approximately $170.0 million for fiscal 2016 and 2017, consisting of remaining payments to contractors for the completion of DAYTONA Rising and certain planned capital projects at our remaining 12 motorsports facilities (see "Capital Spending"). This plan will be evaluated during 2016 and refined to include years subsequent to 2017 based on business requirements;

•
Additional capital expenditures related to phase I of the ONE DAYTONA project, should it proceed, will be approximately $120.0 million to $150.0 million in fiscal 2016 through 2017. Sources of funds will include, in addition to borrowings on our 2012 Credit Facility, the public incentives discussed below and land to be contributed to the project. Additional guidance will be provided as the project moves toward groundbreaking; and

•
Returning capital to shareholders is an important component of the overall capital allocation strategy. At this time, we are targeting a total payout of approximately $50.0 million in fiscal 2016 through a combination of dividends and share repurchases. This compares to approximately $10.2 million, $11.2 million and $12.1 million in 2013, 2014 and 2015, respectively. To facilitate our 2016 plan, during the upcoming open trading window we will request special committee of our Board of Directors to revise parameters under our Rule 10b-5 open market share repurchase program. The objective of the revised parameters is to buy back shares on an opportunistic, but consistent, basis in 2016. The open market program currently has $61.7 million remaining under the total $330.0 million authorization. We will review our return of capital programs and make adjustments, if necessary, on a quarterly basis.

In addition to sources of working capital and available borrowings, our ability to execute our capital allocation plans are supported by the following:

•
Federal tax legislation passed in December 2015 provides for extension of 7-year depreciation for tax purposes on certain assets placed in service during fiscal 2015 through 2016, and bonus depreciation on capital expenditures placed in service 2015 through 2019. While the tax legislation does not impact the Company’s overall tax liability, it does impact the timing of the annual payment of cash taxes. Cash taxes paid for federal and state taxes in fiscal 2014 and 2015 were approximately $51.3 million and $45.0 million, respectively. As a result of this legislation, which was passed subsequent the Company’s fiscal 2015 year-end, but retroactive for all assets placed in service during 2015, we currently estimate a net cash tax refund for fiscal 2016 between approximately $10.0 million to $15.0 million, primarily attributable to depreciation for assets placed in service related to DAYTONA Rising, and cash tax payments for fiscal 2017 between approximately $55.0 million to $60.0 million;

•	Anticipated receipt of final payment of approximately $66.4 million, plus interest, from the outstanding note related to the sale of our Staten Island property;
The aforementioned represents certain components of the Company’s capital allocation plan for 2016. This capital allocation plan is reviewed annually, or more frequently, if necessary, based on changes in business conditions.
Capital Expenditures
As discussed in “Future Trends in Operating Results,” an important strategy for our future growth will come from investing in our major motorsports facilities to enhance the live event experience and better enable us to effectively compete with other entertainment venues for consumer and corporate spending.

In June 2013, ISC's board of directors endorsed a capital allocation plan for fiscal 2013 through fiscal 2017 to not exceed $600.0 million in capital expenditures over that period. The five-year capital expenditure plan encompasses all capital expenditures, excluding capitalized interest, for ISC's 13 major motorsports facilities, including approximately $400.0 million for DAYTONA Rising.

Capital expenditures for projects at existing facilities, including those related to DAYTONA Rising, was approximately $155.0 million for ISC's 2015 fiscal year. In comparison, the Company spent approximately $183.9 million on capital expenditures for projects at its existing facilities in fiscal 2014. Remaining capital expenditures associated with the $600.0 million capital expenditure plan will total approximately $170.0 million for fiscal 2016 and 2017, of which approximately $67.2 million related to the timing of remaining construction payments associated with the completion of DAYTONA Rising in January 2016.
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

•
the previously discussed five-year capital expenditures plan at our existing facilities, which includes DAYTONA Rising, as well as any future fan and competitor safety, critical maintenance and regulatory compliance spending;

•	additional capital expenditures related to phase I of the ONE DAYTONA project;

•	payments required in connection with the funding of the Unified Government's debt service requirements related to the TIF bonds;

•	payments related to our existing debt service commitments;

•	contributions in connection with any future expansion of the Hollywood Casino at Kansas Speedway; and

•	our annual dividend payment and share repurchases under our Stock Purchase Plan.
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
While we expect our strong operating cash flow to continue in the future, our financial results depend significantly on a number of factors. In addition to local, national, and global economic and financial market conditions, consumer and corporate spending could be adversely affected by security and other lifestyle conditions resulting in lower than expected future operating cash flows. General economic conditions may be significantly and negatively impacted by global events such as terrorist attacks, prospects of war, or global economic uncertainty. Any future attacks or wars or related threats could also increase our expenses related to insurance, security or other related matters. Also, our financial results could be adversely impacted by a widespread outbreak of a severe epidemiological crisis. The items discussed above could have a singular or compounded material adverse effect on our financial success and future cash flow.

Long-Term Obligations and Commitments
Our $65.0 million principal amount of senior unsecured notes (“4.63 percent Senior Notes”) bear interest at 4.63 percent and are due January 2021, require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.63 percent Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Certain of our wholly owned domestic subsidiaries are guarantors of the 4.63 percent Senior Notes. Certain restrictive covenants of the 4.63 percent Senior Notes require that the Company's ratio of its Consolidated Funded Indebtedness to its Consolidated EBITDA ("leverage ratio") does not exceed 3.50 to 1.0, and its Consolidated EBITDA to Consolidated Interest Expense ("interest coverage ratio") is not less than 2.0 to 1.0. In addition the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 4.63 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of November 30, 2015, the Company was in compliance with its various restrictive covenants. At November 30, 2015, outstanding principal on the 4.63 percent Senior Notes was approximately $65.0 million.
Our $100.0 million principal amount of senior unsecured notes (“3.95 percent Senior Notes”) bear interest at 3.95 percent and are due September 2024. The 3.95 percent Senior Notes require semi-annual interest payments on March 13 and September 13 through their maturity. The 3.95 percent Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Certain of our wholly owned domestic subsidiaries are guarantors of the 3.95 percent Senior Notes. Certain restrictive covenants of the 3.95 percent Senior Notes require that the Company's leverage ratio does not exceed 3.50 to 1.0, and its interest coverage ratio is not less than 2.0 to 1.0. In addition the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 3.95 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of November 30, 2015, the Company was in compliance with its various restrictive covenants. At November 30, 2015, outstanding principal on the 3.95 percent Senior Notes was approximately $100.0 million.
The term loan (“6.25 percent Term Loan”), related to our International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.25 percent, and a current monthly payment of approximately $323,000 principal and interest. At November 30, 2015, the outstanding principal on the 6.25 percent Term Loan was approximately $48.7 million.
At November 30, 2015, outstanding TIF bonds totaled approximately $54.6 million, net of the unamortized discount, which is comprised of a $5.4 million principal amount, 6.15 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.75 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government with payments made in lieu of property taxes (“Funding Commitment”) by our wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse us for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the Kansas Speedway’s boundaries and are not our obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At November 30, 2015, the Unified Government had approximately $1.2 million in 2002 STAR Bonds outstanding. Under a keepwell agreement, we have agreed to provide financial assistance to KSC, if necessary, to support its guarantee of the 2002 STAR Bonds.
The 2012 Credit Facility contains a feature that allows us to increase the credit facility from $300.0 million to a total of $500.0 million, subject to certain conditions, provides for separate sub-limits of $25.0 million for standby letters of credit and $10.0 million for swing line loans. The 2012 Credit Facility is scheduled to mature in November 2017. Interest accrues, at the Company's option, at either LIBOR plus 100.0 — 162.5 basis points or a base rate loan at the highest of i) Wells Fargo Bank's prime lending rate, ii) the Federal Funds rate, as in effect from time to time, plus 0.5 percent, and iii) one month LIBOR plus 1.0 percent. The 2012 Credit Facility also contains a commitment fee ranging from 0.125 percent to 0.225 percent of unused amounts available for borrowing. The interest rate margin on the LIBOR borrowings and commitment fee are variable depending on the better of the Company's debt rating as determined by specified rating agencies or its leverage ratio. Certain of the Company's wholly owned domestic subsidiaries are guarantors on the 2012 Credit Facility. The 2012 Credit Facility requires that the Company's leverage ratio does not exceed 3.50 to 1.0 (4.0 to 1.0 for the four quarters ending after any Permitted Acquisition), and its interest coverage ratio is not less than 2.5 to 1.0. The 2012 Credit Facility also contains various other affirmative and negative restrictive covenants including, among others, limitations on indebtedness, investments, sales of assets, certain transactions with affiliates, entering into certain restrictive agreements and making certain restricted payments as detailed in the agreement. As of November 30, 2015, the Company was in compliance with its various restrictive covenants. At November 30, 2015, the Company had no outstanding borrowings under the 2012 Credit Facility.
At November 30, 2015 we had contractual cash obligations to repay debt and to make payments under operating agreements, leases and commercial commitments in the form of guarantees and unused lines of credit. Payments due under these long-term obligations are as follows as of November 30, 2015 (in thousands):

		Obligations Due by Period
	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt	$268,826	$3,408	$7,829	$9,848	$247,741
Interest	115,821	13,668	26,680	25,588	49,885
Motorsports entertainment facility operating agreement	18,120	1,152	2,110	2,110	12,748
Other operating leases	45,063	4,788	6,253	2,807	31,215
Total Contractual Cash Obligations	$447,830	$23,016	$42,872	$40,353	$341,589
Commercial commitment expirations are as follows as of November 30, 2015 (in thousands):

		Commitment Expiration by Period
	Total	Less Than One Year	2-3 Years	4-5 Years	After 5 Years
Guarantees	$1,200	$260	$355	$215	$370
Unused credit facilities	300,000	—	300,000	—	—
Total Commercial Commitments	$301,200	$260	$300,355	$215	$370
DAYTONA Rising: Reimagining an American Icon
DAYTONA Rising is the redevelopment of the frontstretch at Daytona, ISC's 56-year-old flagship motorsports facility, to enhance the event experience for our fans, marketing partners, broadcasters and the motorsports industry. We continue to anticipate DAYTONA Rising to cost approximately $400.0 million, excluding capitalized interest, which we expect to fund from cash on hand, cash from our operations.
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
On January 12, 2016, we received our temporary certificate of occupancy which allows us to begin moving into the facility and fully prepare for the upcoming race season. The world’s first motorsports stadium will be ready for its debut later this month at the Rolex 24 At DAYTONA Weekend.
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
Since commencement of construction, four Founding Partners have been announced:

•	Toyota;

•	Florida Hospital;

•	Chevrolet; and

•	Sunoco.
With each partnerships extending over 10 years, the Founding partners receive sponsorship rights for a dedicated injector, as well as approximately 20,000 square feet of innovative fan engagement space that will enhance the overall guest experience, and nearly 50,000 square feet of interior and exterior branding space.
In addition to the four Founding Partners, we have entered into many additional corporate partnerships including:

•
NextEra Energy Resources - includes the NASCAR Camping World Truck Series race entitlement, extends our renewable energy credit purchases designed to off-set the Speedway’s carbon footprint and, with the newly signed agreement with NextEra Energy and Florida Power & Light, adds three new on-site solar arrays;

•
Rolex - extends the iconic Rolex brand’s role as the title sponsor of the annual Rolex 24 At DAYTONA sports car race and Official Timepiece of Daytona International Speedway and receive naming rights for the new DAYTONA Rising frontstretch lounge and suite level as well as enhanced branding opportunities throughout the redeveloped Speedway;

•
Fifth Third Bank - will become the official bank of the “World Center of Racing” and will integrate its ATMs into the redeveloped Speedway beginning in 2016, provide Fifth Third Bank with fan engagement and corporate hospitality opportunities for entertaining guests at the Speedway, the ability to use certain marks and logos in Fifth Third Bank promotions, and serve as an official partner of the DAYTONA 500 and the Coke Zero 400 Powered By Coca-Cola;

•	BRP - title sponsor for the 150-mile qualifying races for the DAYTONA 500, Can-Am Duel At Daytona, which finalizes the starting lineup for the DAYTONA 500; and

•
PowerShares QQQ - the multi-year partnership will serve as the title sponsor for the NASCAR XFINITY Series season opener at Daytona International Speedway, a 120-lap, 300-mile race which will be known as the PowerShares QQQ 300.

We expect that by providing our fans with a better experience as well as an expansive platform for our marketing partners, including an elevated hospitality experience, DAYTONA Rising, upon completion in 2016, is expected to provide an immediate incremental lift in Daytona's revenues of approximately $20.0 million, and earnings before interest, taxes, depreciation and amortization ("EBITDA”) lift of approximately $15.0 million, approximately $2.1 million of which was recognized in fiscal 2015, with a mid-single-digit growth rate. We also currently anticipate the project to be accretive to our net income per share within three years of completion. While these forward-looking amounts are management’s projections and we believe they are reasonable, our actual results may vary from these estimates due to unanticipated changes in projected attendance, lower than expected ticket prices, and/or lower than forecasted corporate sponsorships. We do not know whether these expectations will ultimately prove correct and actual revenues and operating results may differ materially from these estimates.
Despite not anticipating the need for additional long-term debt to fund this project, accounting rules dictate that we capitalize a portion of the interest on existing outstanding debt during the construction period. Through November 30, 2015, we recorded approximately $14.0 million of capitalized interest associated with the DAYTONA Rising project since inception.
Total spending incurred, exclusive of capitalized interest, relating to DAYTONA Rising was approximately$120.1 million for fiscal 2015, and is approximately $332.8 million since the inception of the project. We have identified existing assets that are expected to be impacted by the redevelopment and that those assets required accelerated depreciation, certain removal costs and losses on asset retirements, over the approximate 31-month project time span. During fiscal 2015, we recognized accelerated depreciation, certain removal costs and losses on retirements of assets totaling approximately $17.4 million, with a total of approximately $45.4 million recognized since the inception of the project.

In addition, our depreciation expense, related directly to DAYTONA Rising, increased incrementally by approximately $11.9 million in fiscal 2015, and is expected to increase an additional $15.0 million to $16.0 million in fiscal 2016. The incremental increase in depreciation expense for fiscal 2015 is based on the opening of approximately forty percent of the new stadium's seating capacity for Budweiser Speedweeks 2015 and an additional approximate ten percent of the new stadium's seating capacity for the 2015 Coke Zero 400.
As a result, our total depreciation expense for fiscal 2015 is approximately $94.7 million, and is estimated to be between approximately $100.0 million to $105.0 million annually, in fiscal 2016, and then decreasing, to approximately $90.0 million to $100.0 million beginning in fiscal 2019.
In June 2014, House Bill 7095 was signed in Florida creating the Florida Sports Development Program, establishing a process for distributing state tax revenue for the construction or improvement of professional sports facilities. The DAYTONA Rising project was among the eligible applicants to receive sales tax incentives based on the project’s capital investment and amount of sales tax generated by the facility. In 2014, we filed our application and received approval from the state's Department of Economic Opportunity. Allocation of funds for the approved applications was not considered during the 2015 session of the Florida Legislature.  We have re-submitted a detailed and thorough sports incentive application to the Florida Department of Economic Opportunity for consideration and will continue to pursue all options to ensure the successful outcome of this process.
ONE DAYTONA
Since June 2013, we have pursued development of ONE DAYTONA, the proposed premier mixed use and entertainment destination across from Daytona International Speedway.
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
We have refined the conceptual design for the first phase of ONE DAYTONA. This first phase will be comprised of three components: retail, dining and entertainment (“RD&E”); hotels; and residential.
The RD&E component of phase one will be owned and operated 100% by us. The expected total square footage for the RD&E first phase is approximately 300,000 square feet. We estimate the total cost for developing phase one to be approximately $120.0 million to $150.0 million. Sources of funds will include, in addition to borrowings on our Credit Facility, the public incentives discussed above and land to be contributed to the project. Bass Pro Shops, America's most popular outdoor store, and Cobb Theatres, the highly respected Southeastern-based exhibitor, have executed leases to anchor ONE DAYTONA. We are in active discussions with other potential tenants for ONE DAYTONA and anticipate announcement of additional leases in the near future.
Shaner Hotels and Prime Hospitality Group ("PHG") have been selected as hotel partners. They have executed a franchise agreement with Marriott International for an exclusive 145-room full service Autograph Collection hotel at ONE DAYTONA. Shaner Hotels and Prime Hospitality have also decided to move forward with their option to build a limited service hotel within ONE DAYTONA. As part of the partnership agreement, our portion of equity will be limited to our land contribution and we will share in the profits from the joint venture.
Prime Group has been selected as the partner for ONE DAYTONA’s residential development. Following an extensive request for proposal process, ONE DAYTONA chose the Florida developer based on their command of market demographics, development experience and expert property management systems. Initial planning is already underway for a 300-unit rental apartment community. Similar to the hotel partnership, our portion of equity will be limited to our land contribution and we will share in the profits from the joint venture.
Commencement of the vertical construction is expected to commence in the spring of 2016. We expect our investment in phase one of ONE DAYTONA to meet or exceed our cost of capital. Any future phases will be subject to prudent business considerations.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB"), in conjunction with the International Accounting Standards Board ("IASB"), issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers". The objective of this Update is to significantly enhance comparability and clarify principles of revenue recognition practices across entities, industries, jurisdictions, and capital markets. On July 9, 2015, the FASB approved a one-year deferral of the effective date, while permitting entities to elect to adopt one year earlier on the original effective date. As a result, for a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The standard can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. We are currently evaluating the impact of adopting this new guidance on our financial position, results of operations, and cash flows, and will adopt the provisions of this statement in the first quarter of fiscal 2019.
In April 2015, the FASB, in conjunction with the IASB, issued ASU No. 2015-03, "Interest - Imputation of Interest". The objective of this Update is to simplify the presentation of debt issuance costs. The amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early application is permitted for financial statements that have not been previously issued. The standard should be adopted retrospectively to each prior reporting period presented and adjusted to reflect the period-specific effects of applying the new guidance. We believe that the impact of adopting this new guidance will not result in a material difference in our financial position and will adopt the provisions of this statement in the first quarter of fiscal 2016.
In August 2015, the FASB issued ASU No. 2015-15, "Interest - Imputation of Interest (Sub-Topic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements". Given the absence of authoritative guidance within Update 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. As with ASU No. 2015-03, for a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early application is permitted for financial statements that have not been previously issued. The standard should be adopted retrospectively to each prior reporting period presented and adjusted to reflect the period-specific effects of applying the new guidance. We believe that the impact of adopting this new guidance will not result in a material difference in our financial position and will adopt the provisions of this statement in the first quarter of fiscal 2016.
In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes". The objective of this Update is to simplify the presentation of deferred income taxes. The amendments in this Update require that deferred assets and liabilities be classified as long-term on the balance sheet instead of separating the deferred taxes into current and noncurrent amounts. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is permitted for financial statements that have not been previously issued. We believe that this treatment of deferred taxes reduces the complexity of financial reporting while improving the usefulness of the information provided to users of the financial statements. As a result we have elected to early adopt this Update prospectively as of November 30, 2015 and prior periods have not been retrospectively adjusted.

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
We have various debt instruments that are issued at fixed rates. These financial instruments, which have a fixed rate of interest, are exposed to fluctuations in fair value resulting from changes in market interest rates. The fair values of long-term debt are based on quoted market prices at the date of measurement. Our credit facilities approximate fair value as they bear interest rates that approximate market. At November 30, 2015, we had no variable debt outstanding.
At November 30, 2015, the fair value of our total long-term debt as determined by quotes from financial institutions was approximately $284.8 million. The potential decrease in fair value resulting from a hypothetical 10.0 percent shift in interest rates would be approximately $5.3 million at November 30, 2015.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
International Speedway Corporation

We have audited the accompanying consolidated balance sheets of International Speedway Corporation (the “Company”) as of November 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Speedway Corporation at November 30, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), International Speedway Corporation’s internal control over financial reporting as of November 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 27, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Tampa, Florida
January 27, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
International Speedway Corporation

We have audited International Speedway Corporation’s internal control over financial reporting as of November 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). International Speedway Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, International Speedway Corporation maintained, in all material respects, effective internal control over financial reporting as of November 30, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of International Speedway Corporation as of November 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2015 of International Speedway Corporation and our report dated January 27, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Tampa, Florida
January 27, 2016

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30,
	2014	2015
	(in thousands, except share and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$158,847	$160,548
Receivables, less allowance of $1,000 in 2014 and 2015, respectively	27,598	42,112
Inventories	4,030	1,639
Income taxes receivable	6,202	572
Deferred income taxes	2,789	—
Prepaid expenses and other current assets	8,099	60,673
Total Current Assets	207,565	265,544
Property and Equipment, net	1,381,190	1,448,964
Other Assets:
Equity investments	122,565	103,249
Intangible assets, net	178,629	178,626
Goodwill	118,791	118,791
Other	68,911	7,025
	488,896	407,691
Total Assets	$2,077,651	$2,122,199
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$3,435	$3,408
Accounts payable	41,491	56,968
Deferred income	33,043	38,243
Other current liabilities	18,813	20,344
Total Current Liabilities	96,782	118,963
Long-Term Debt	268,311	264,964
Deferred Income Taxes	354,276	336,232
Long-Term Deferred Income	9,548	6,969
Other Long-Term Liabilities	2,302	1,856
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 26,248,081 and 26,348,051 issued and outstanding in 2014 and 2015, respectively	262	263
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 19,967,202 and 19,942,136 issued and outstanding in 2014 and 2015, respectively	200	199
Additional paid-in capital	447,518	449,136
Retained earnings	902,433	946,940
Accumulated other comprehensive loss	(3,981)	(3,323)
Total Shareholders’ Equity	1,346,432	1,393,215
Total Liabilities and Shareholders’ Equity	$2,077,651	$2,122,199
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Year Ended November 30,
	2013	2014	2015
	(in thousands, except share and per share amounts)
REVENUES:
Admissions, net	$129,824	$129,688	$130,154
Motorsports and other event related	425,530	433,738	451,838
Food, beverage and merchandise	44,046	72,880	47,282
Other	13,240	15,630	16,096
	612,640	651,936	645,370
EXPENSES:
Direct:
NASCAR event management fees	159,349	162,988	167,841
Motorsports and other event related	125,928	128,229	131,109
Food, beverage and merchandise	33,150	58,265	38,484
General and administrative	104,925	108,563	111,617
Depreciation and amortization	93,989	90,352	94,727
Losses on retirements of long-lived assets	16,607	10,148	16,015
	533,948	558,545	559,793
Operating income	78,692	93,391	85,577
Interest income	96	2,107	157
Interest expense	(15,221)	(9,182)	(9,582)
Other	75	5,380	730
Equity in net income from equity investments	9,434	8,916	14,060
Income before income taxes	73,076	100,612	90,942
Income taxes	27,784	33,233	34,308
Net income	$45,292	$67,379	$56,634
Earnings per share:
Basic and diluted	$0.97	$1.45	$1.21

Dividends per share	$0.22	$0.24	$0.26

Basic weighted average shares outstanding	46,470,647	46,559,232	46,621,211

Diluted weighted average shares outstanding	46,486,561	46,573,038	46,635,830
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Comprehensive Income

	Year Ended November 30,
	2013	2014	2015
	(in thousands)
Net income	$45,292	$67,379	$56,634
Other comprehensive income:
Amortization of interest rate swap, net of tax benefit of $424, $425 and $424, respectively	658	657	658
Comprehensive income	$45,950	$68,036	$57,292
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands)

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
Balance at November 30, 2012	$260	$200	$442,474	$811,172	$(5,296)	$1,248,810
Net income	—	—	—	45,292	—	45,292
Other comprehensive income	—	—	—	—	658	658
Exercise of stock options	1	—	340	—	—	341
Cash dividends ($.22 per share)	—	—	—	(10,229)	—	(10,229)
Reacquisition of previously issued common stock	—	—	(259)	—	—	(259)
Other	—	—	9	—	—	9
Stock-based compensation	—	—	2,533	—	—	2,533
Balance at November 30, 2013	261	200	445,097	846,235	(4,638)	1,287,155
Net income	—	—	—	67,379	—	67,379
Other comprehensive income	—	—	—	—	657	657
Cash dividends ($.24 per share)	—	—	—	(11,181)	—	(11,181)
Reacquisition of previously issued common stock	—	—	(323)	—	—	(323)
Other	1	—	(82)	—	—	(81)
Stock-based compensation	—	—	2,826	—	—	2,826
Balance at November 30, 2014	262	200	447,518	902,433	(3,981)	1,346,432
Net income	—	—	—	56,634	—	56,634
Other comprehensive income	—	—	—	—	658	658
Cash dividends ($.26 per share)	—	—	—	(12,127)	—	(12,127)
Reacquisition of previously issued common stock	—	—	(984)	—	—	(984)
Conversion of Class B Common Stock to Class A Common Stock	1	(1)	—	—	—	0
Other	—	—	(342)	—	—	(342)
Stock-based compensation	—	—	2,944	—	—	2,944
Balance at November 30, 2015	$263	$199	$449,136	$946,940	$(3,323)	$1,393,215
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Year Ended November 30,
	2013	2014	2015
	(in thousands)
OPERATING ACTIVITIES
Net income	$45,292	$67,379	$56,634
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on assumption of controlling interest in equity investee	—	(5,447)	—
Depreciation and amortization	93,989	90,352	94,727
Stock-based compensation	2,533	2,826	2,944
Amortization of financing costs	1,397	1,779	1,787
Interest received on Staten Island note receivable	—	5,087	4,648
Deferred income taxes	36,012	(12,346)	(15,678)
Income from equity investments	(9,434)	(8,916)	(14,060)
Distribution from equity investee	8,216	10,076	15,209
Losses on retirements of long-lived assets, non-cash	10,023	2,644	3,490
Other, net	(26)	380	(702)
Changes in operating assets and liabilities
Receivables, net	4,920	(1,776)	(14,514)
Inventories, prepaid expenses and other assets	(479)	1,977	4,466
Accounts payable and other liabilities	3,658	(517)	5,128
Deferred income	(8,990)	(1,692)	2,621
Income taxes	(13,716)	11,041	5,287
Net cash provided by operating activities	173,395	162,847	151,987
INVESTING ACTIVITIES
Capital expenditures	(85,539)	(183,936)	(155,016)
Distribution from equity investee and affiliate	13,284	11,924	16,841
Equity investments and advances to affiliate	—	(1,322)	—
Proceeds from sale of Staten Island property	5,322	6,100	—
Proceeds from sale of assets	—	—	4,442
Cash included in assumption of ownership interest in equity investee	—	4,686	—
Other, net	646	32	(5)
Net cash used in investing activities	(66,287)	(162,516)	(133,738)
FINANCING ACTIVITIES
Payment of long-term debt	(2,513)	(2,807)	(3,437)
Exercise of Class A common stock options	341	—	—
Cash dividends paid	(10,229)	(11,181)	(12,127)
Reacquisition of previously issued common stock	(259)	(323)	(984)
Net cash used in financing activities	(12,660)	(14,311)	(16,548)
Net increase (decrease) in cash and cash equivalents	94,448	(13,980)	1,701
Cash and cash equivalents at beginning of year	78,379	172,827	158,847
Cash and cash equivalents at end of year	$172,827	$158,847	$160,548
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2015
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF BUSINESS: International Speedway Corporation (“ISC”), including its wholly owned subsidiaries (collectively the “Company”), is a leading promoter of motorsports themed entertainment activities in the United States. As of November 30, 2015, the Company owned and/or operated 13 of the nation’s major motorsports entertainment facilities as follows:

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
In 2015, these motorsports entertainment facilities promoted well over 100 stock car, open wheel, sports car, truck, motorcycle and other racing events, including:

•	21 National Association for Stock Car Auto Racing (“NASCAR”) Sprint Cup Series events;

•	15 NASCAR Xfinity Series events;

•	9 NASCAR Camping World Truck Series events;

•	2 International Motor Sports Association (“IMSA”) Weather Tech SportsCar Championship Series events including the premier sports car endurance event in the United States, the Rolex 24 At DAYTONA;

•	One National Hot Rod Association (“NHRA”) Mello Yello Drag Racing Series event;

•	One IndyCar ("IndyCar") Series event; and

•	A number of other prestigious stock car, sports car, open wheel and motorcycle events.
The general nature of the Company’s business is a motorsports themed amusement enterprise, furnishing amusement to the public in the form of motorsports themed entertainment. The Company’s motorsports themed event operations consist principally of racing events at these major motorsports entertainment facilities, which, in total, currently have approximately 763,500 grandstand seats and 548 suites. The Company also conducts, either through operations of the particular facility or through certain wholly owned subsidiaries operating under the name “Americrown,” food and beverage concession operations and catering services, both in suites and chalets, for customers at its motorsports entertainment facilities.
At the beginning of fiscal 2015, the NASCAR Nationwide Series became the NASCAR Xfinity Series. Throughout this document, the naming convention for this series is consistent with the current branding.
Motor Racing Network, Inc. (“MRN”), the Company’s proprietary radio network, produces and syndicates to radio stations live coverage of the NASCAR Sprint Cup, Xfinity and Camping World Truck series races and certain other races conducted at the Company’s motorsports entertainment facilities, as well as some races from motorsports entertainment facilities the Company does not own. In addition, MRN provides production services for Sprint Vision, the trackside large screen video display units, at NASCAR Sprint Cup Series event weekends that take place at the Company's motorsports facilities. MRN also produces and syndicates daily and weekly NASCAR racing-themed programs.

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
The Company maintained its cash and cash equivalents with a limited number of financial institutions at November 30, 2015.
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

In connection with the Company’s fiscal 2015 assessment of goodwill and intangible assets for possible impairment, the Company used the methodology described above. The Company believes its methods used to determine fair value and evaluate possible impairment were appropriate, relevant, and represent methods customarily available and used for such purposes. The Company’s latest annual assessment of goodwill and other intangible assets in the fourth quarter of fiscal 2015 indicated there had been no impairment and the fair value substantially exceeded the carrying value for the respective reporting units.
During fiscal 2015, the Company believes there has been no significant change in the long-term fundamentals of its ongoing motorsports event business. The Company believes its present operational and cash flow outlook further support its conclusion. While the Company continues to review and analyze many factors that can impact its business prospects in the future, its analysis is subjective and is based on conditions existing at, and trends leading up to, the time the estimates and assumptions are made. Different conditions or assumptions, or changes in cash flows or profitability, if significant, could have a material adverse effect on the outcome of the impairment evaluation and the Company’s future condition or results of operations.
DEFERRED FINANCING FEES: Deferred financing fees are amortized over the term of the related debt and are included in other non-current assets.
COMPREHENSIVE INCOME: Comprehensive income is the changes in equity of an enterprise except those resulting from shareholder transactions. Accumulated other comprehensive income consists of the following as of November 30, (in thousands):

	2014	2015
Interest rate swap, net of tax benefit of $2,600 and $2,176, respectively	$(3,981)	$(3,323)
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
Revenues and related costs from the sale of merchandise to retail customers are recognized at the time of sale.
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

Net fees received under PASS agreements are deferred and are amortized into income over the term of the agreements. Long-term deferred income under the PASS agreements totals approximately $5.5 million and $4.6 million at November 30, 2014 and 2015, respectively.
ADVERTISING EXPENSE: Advertising costs are expensed as incurred. Advertising expense was approximately $15.1 million, $16.5 million and $17.1 million for the years ended November 30, 2013, 2014 and 2015, respectively.
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
NEW ACCOUNTING PRONOUNCEMENTS: In May 2014, the Financial Accounting Standards Board ("FASB"), in conjunction with the International Accounting Standards Board ("IASB"), issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers". The objective of this Update is to significantly enhance comparability and clarify principles of revenue recognition practices across entities, industries, jurisdictions, and capital markets. On July 9, 2015, the FASB approved a one-year deferral of the effective date, while permitting entities to elect to adopt one year earlier on the original effective date. As a result, for a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The standard can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting this new guidance on its financial position, results of operations, and cash flows, and will adopt the provisions of this statement in the first quarter of fiscal 2019.
In April 2015, the FASB, in conjunction with the IASB, issued ASU No. 2015-03, "Interest - Imputation of Interest". The objective of this Update is to simplify the presentation of debt issuance costs. The amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early application is permitted for financial statements that have not been previously issued. The standard should be adopted retrospectively to each prior reporting period presented and adjusted to reflect the period-specific effects of applying the new guidance. The Company believes that the impact of adopting this new guidance will not result in a material difference in its financial position and will adopt the provisions of this statement in the first quarter of fiscal 2016.
In August 2015, the FASB issued ASU No. 2015-15, "Interest - Imputation of Interest (Sub-Topic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements". Given the absence of authoritative guidance within Update 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. As with ASU No. 2015-03, for a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early application is permitted for financial statements that have not been previously issued. The standard should be adopted retrospectively to each prior reporting period presented and adjusted to reflect the period-specific effects of applying the new guidance. The Company believes that the impact of adopting this new guidance will not result in a material difference in its financial position and will adopt the provisions of this statement in the first quarter of fiscal 2016.
In November 2015, the Financial Accounting Standards Board issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes". The objective of this Update is to simplify the presentation of deferred income taxes. The amendments in this Update require that deferred assets and liabilities be classified as long-term on the balance sheet instead of separating the deferred taxes into current and noncurrent amounts. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is permitted for financial statements that have not been previously issued. The Company believes that this treatment of deferred taxes reduces the complexity of financial reporting while improving the usefulness of the information provided to users of the financial statements. As a result the Company has elected to early adopt this Update prospectively as of November 30, 2015 and prior periods have not been retrospectively adjusted.
NOTE 2 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the years ended November 30, (in thousands, except share and per share amounts):

	2013	2014	2015
Numerator:
Net income	$45,292	$67,379	$56,634
Denominator:
Weighted average shares outstanding	46,470,647	46,559,232	46,621,211
Common stock options	15,914	13,806	14,619
Diluted weighted average shares outstanding	46,486,561	46,573,038	46,635,830

Basic and diluted earnings per share	$0.97	$1.45	$1.21

Anti-dilutive shares excluded in the computation of diluted earnings per share	143,656	121,462	98,928
NOTE 3 — PROPERTY AND EQUIPMENT
Property and equipment consists of the following as of November 30, (in thousands):

	2014	2015
Land and leasehold improvements	$247,883	$244,496
Buildings, grandstands and motorsports entertainment facilities	1,529,904	1,695,682
Furniture and equipment	175,845	215,928
Construction in progress	245,642	131,897
	2,199,274	2,288,003
Less accumulated depreciation	818,084	839,039
	$1,381,190	$1,448,964
Depreciation expense was approximately $94.0 million, $90.2 million and $94.7 million for the years ended November 30, 2013, 2014 and 2015, respectively. The depreciation expense for the years ended November 30, 2014 and 2015 includes approximately $11.1 million and $6.8 million, respectively, of accelerated depreciation that was recorded due to the shortening of the service lives of certain assets associated with DAYTONA Rising and capacity management initiatives.
NOTE 4 — RETIREMENTS OF LONG-LIVED ASSETS
The Company recorded before-tax charges relating to retirements of long-lived assets during the fiscal years ending November 30, as follows (in thousands):

	2013	2014	2015
Losses on retirements of long-lived assets	$16,607	$10,148	$16,015
Less: cash portion of losses on asset retirements	6,584	7,504	12,525
Non-cash losses on retirements of long-lived assets	$10,023	$2,644	$3,490
The fiscal 2013 retirements are primarily attributable to the ongoing removal of certain assets in connection with the track repaving at Kansas, as well as guest enhancements at Talladega Superspeedway (“Talladega”), Richmond International Raceway (“Richmond”) and certain of the Company's other facilities.
The fiscal 2014 retirements are primarily attributable to the removal of assets not fully depreciated in connection with DAYTONA Rising, capacity management initiatives and other capital improvements.
The fiscal 2015 retirements are primarily attributable to the removal of assets not fully depreciated in connection with DAYTONA Rising and other capital improvements.

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
The Company has accounted for Kansas Entertainment as an equity investment in its financial statements as of November 30, 2015. The Company’s 50.0 percent portion of Kansas Entertainment’s net income was approximately $9.4 million, $8.9 million and $14.1 million for fiscal years 2013, 2014 and 2015, respectively, and is included in equity in net income from equity investments in the Company's consolidated statements of operations. Included in the Company's fiscal 2013 income from equity investment amount is approximately $1.1 million related to a one-time property tax refund.
Distributions from Kansas Entertainment, for the years ended November 30, are as follows (in thousands):

	2013	2014	2015
Distribution from profits	$8,216	$10,076	$15,209
Distribution in excess of profits	13,284	11,924	16,841
Total Distributions	$21,500	$22,000	$32,050
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
The Company received $7.5 million, less closing and other administrative costs, of the sales price at closing.  The remaining sales price was financed with the Company holding a secured mortgage interest in 380 Development as well as the underlying property.  The mortgage balance bears interest at an annual rate of 7.0 percent. In accordance with the terms of the agreement, the Company has received a principal payment of approximately $6.1 million plus interest on this mortgage balance through November 30, 2015, and will receive the remaining purchase price of $66.4 million, due March 4, 2016. Interest on the remaining mortgage balance is due quarterly, in arrears, and Marine Development is current with all payments through January 2016. Based on the level of Marine Development's initial investment at closing and continuing investment, the Company has accounted for the transaction using the cost recovery method and has deferred the recognition of profit of approximately $1.9 million, and interest totaling approximately $10.2 million at November 30, 2015, until the carrying amount of the property is recovered, which will not be until the final payment is made.
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
Prior to the SMI abandonment of SMISC, LLC, no equity income was recognized in prior periods, by the Company, as MA operated at breakeven.
Summarized financial information of the Company’s equity investments as of and for the years ended November 30, are as follows (in thousands):

	2013	2014	2015
Current assets	$43,062	$33,349	$17,204
Noncurrent assets	238,772	215,226	196,164
Current liabilities	21,510	19,273	17,749
Noncurrent liabilities	1,242	—	—
Net sales	170,721	141,849	153,183
Gross profit	82,838	72,031	80,691
Operating income	21,770	20,153	30,417
Net income	21,986	20,153	30,417
NOTE 6 — GOODWILL AND INTANGIBLE ASSETS
The gross carrying value and accumulated amortization of the major classes of intangible assets relating to the Motorsports Event segment as of November 30, are as follows (in thousands):

	2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$9	$1
Other	109	87	22
Total amortized intangible assets	119	96	23
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793
Total non-amortized intangible assets	178,606	—	178,606
Total intangible assets	$178,725	$96	$178,629

	2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$10	$—
Other	114	94	20
Total amortized intangible assets	124	104	20
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793
Total non-amortized intangible assets	178,606	—	178,606
Total intangible assets	$178,730	$104	$178,626
The following table presents current and expected amortization expense of the existing intangible assets as of November 30, for each of the following periods (in thousands):

Amortization expense for the year ended November 30, 2015	$8
Estimated amortization expense for the year ending November 30:
2016	3
2017	1
2018	1
2019	1
2020	1
There were no changes in the carrying value of goodwill during fiscal 2014 and 2015.
NOTE 7 — LONG-TERM DEBT
Long-term debt consists of the following as of November 30, (in thousands):

	2014	2015
4.63 percent Senior Notes	$65,000	$65,000
3.95 percent Senior Notes	100,000	100,000
4.82 percent Revenue Bonds	339	—
6.25 percent Term Loan	49,524	48,726
TIF bond debt service funding commitment	56,883	54,646
Revolving Credit Facility	—	—
	271,746	268,372
Less: current portion	3,435	3,408
	$268,311	$264,964
Schedule of Payments (in thousands)

For the year ending November 30:
2016	$3,408
2017	3,738
2018	4,091
2019	4,522
2020	5,326
Thereafter	247,741
268,826
Net premium	(454)
Total	$268,372
The Company's $65.0 million principal amount of senior unsecured notes (“4.63 percent Senior Notes”) bear interest at 4.63 percent and are due January 2021, require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.63 percent Senior Notes may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company’s wholly owned domestic subsidiaries are guarantors of the 4.63 percent Senior Notes. Certain restrictive covenants of the 4.63 percent Senior Notes require that the Company's ratio of its Consolidated Funded Indebtedness to its Consolidated EBITDA ("leverage ratio") does not exceed 3.50 to 1.0, and its Consolidated EBITDA to Consolidated Interest Expense ("interest coverage ratio") is not less than 2.0 to 1.0. In addition the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 4.63 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of November 30, 2015, the Company was in compliance with its various restrictive covenants. At November 30, 2015, outstanding principal on the 4.63 percent Senior Notes was approximately $65.0 million.

The Company's $100.0 million principal amount of senior unsecured notes (“3.95 percent Senior Notes”) bear interest at 3.95 percent and are due September 2024. The 3.95 percent Senior Notes require semi-annual interest payments on March 13 and September 13 through their maturity. The 3.95 percent Senior Notes may be redeemed in whole or in part, at our option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company's wholly owned domestic subsidiaries are guarantors of the 3.95 percent Senior Notes. Certain restrictive covenants of the 3.95 percent Senior Notes require that the Company's leverage ratio does not exceed 3.50 to 1.0, and its interest coverage ratio is not less than 2.0 to 1.0. In addition the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 3.95 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of November 30, 2015, the Company was in compliance with its various restrictive covenants. At November 30, 2015, outstanding principal on the 3.95 percent Senior Notes was approximately $100.0 million.
Debt associated with the Company's wholly owned subsidiary, Chicagoland Speedway, LLC, which owns and operates Chicagoland and Route 66 Raceway, consisted of revenue bonds payable (“4.82 percent Revenue Bonds”) consisting of economic development revenue bonds issued by the City of Joliet, Illinois to finance certain land improvements. The 4.82 percent Revenue Bonds had an interest rate of 4.82 percent and a monthly payment of approximately $29,000 principal and interest. The principal on the 4.82 percent Revenue Bonds was paid in full in November 2015.
The term loan (“6.25 percent Term Loan”), related to the Company’s International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.25 percent, and a current monthly payment of approximately $323,000 principal and interest. At November 30, 2015, the outstanding principal on the 6.25 percent Term Loan was approximately $48.7 million.
At November 30, 2015, in connection with the financing of Kansas Speedway, totaled approximately $54.6 million, net of the unamortized discount, which is comprised of a $5.4 million principal amount, 6.15 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.75 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
The Company's $300.0 million revolving credit facility (“2012 Credit Facility”) contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions, provides for separate sub-limits of $25.0 million for standby letters of credit and $10.0 million for swing line loans. The 2012 Credit Facility is scheduled to mature in November 2017. Interest accrues, at the Company's option, at either LIBOR plus 100.0 — 162.5 basis points or a base rate loan at the highest of i) Wells Fargo Bank's prime lending rate, ii) the Federal Funds rate, as in effect from time to time, plus 0.5 percent, and iii) one month LIBOR plus 1.0 percent. The 2012 Credit Facility also contains a commitment fee ranging from 0.125 percent to 0.225 percent of unused amounts available for borrowing. The interest rate margin on the LIBOR borrowings and commitment fee are variable depending on the better of the Company's debt rating as determined by specified rating agencies or its leverage ratio. Certain of the Company's wholly owned domestic subsidiaries are guarantors on the 2012 Credit Facility. The 2012 Credit Facility requires that the Company's leverage ratio does not exceed 3.50 to 1.0 (4.0 to 1.0 for the four quarters ending after any Permitted Acquisition), and its interest coverage ratio is not less than 2.5 to 1.0. The 2012 Credit Facility also contains various other affirmative and negative restrictive covenants including, among others, limitations on indebtedness, investments, sales of assets, certain transactions with affiliates, entering into certain restrictive agreements and making certain restricted payments as detailed in the agreement. As of November 30, 2015, the Company was in compliance with its various restrictive covenants. At November 30, 2015, the Company had no outstanding borrowings under the 2012 Credit Facility.
At November 30, 2015, the Company has approximately $3.3 million, net of tax, deferred in accumulated other comprehensive loss associated with a terminated interest rate swap which is being amortized as interest expense over life of the 4.63 percent Senior Notes (see above). The Company expects to recognize approximately $0.7 million, net of tax, of this balance during the next 12 months in the consolidated statement of operations.
Total interest expense incurred by the Company for the years ended November 30, are as follows (in thousands):

	2013	2014	2015
Interest expense	$16,576	$16,479	$16,286
Less: capitalized interest	1,355	7,297	6,704
Net interest expense	$15,221	$9,182	$9,582

Financing costs of approximately $3.7 million and $3.1 million, net of accumulated amortization, have been deferred and are included in other assets at November 30, 2014 and 2015, respectively. These costs are being amortized on a straight line method, which approximates the effective yield method, over the life of the related financing.
NOTE 8 — FEDERAL AND STATE INCOME TAXES
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the provision for income taxes for the years ended November 30, are as follows (in thousands):

	2013	2014	2015
Current tax expense (benefit):
Federal	$(8,008)	$42,243	$46,095
State	(220)	3,336	3,891
Deferred tax expense (benefit):
Federal	33,235	(13,450)	(15,164)
State	2,777	1,104	(514)
Provision for income taxes	$27,784	$33,233	$34,308
The reconciliation of income tax expense computed at the federal statutory tax rates to income tax expense for the years ended November 30, is as follows (percent of pre-tax income):

	2013	2014	2015
Income tax computed at federal statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.2	3.8	2.5
MA abandonment benefit	—	(5.9)	—
Other, net	(1.2)	0.1	0.2
	38.0%	33.0%	37.7%
The components of the net deferred tax assets (liabilities) at November 30, are as follows (in thousands):

	2014	2015
Loss carryforwards	$13,518	$13,918
Deferred revenues	3,313	2,609
Accruals	4,649	7,204
Compensation related	3,556	3,509
Interest	4,077	3,406
Other	895	—
Deferred tax assets	30,008	30,646
Valuation allowance	(7,832)	(7,893)
Deferred tax assets, net of valuation allowance	22,176	22,753
Amortization and depreciation	(369,033)	(357,389)
Equity investment	(4,285)	(1,273)
Other	(345)	(323)
Deferred tax liabilities	(373,663)	(358,985)
Net deferred tax liabilities	$(351,487)	$(336,232)

Deferred tax assets — current	$2,789	$—
Deferred tax liabilities — noncurrent	(354,276)	(336,232)
Net deferred tax liabilities	$(351,487)	$(336,232)
At November 30, 2015 the Company has deferred tax assets related to various state loss carryforwards totaling approximately $11.7 million that expire in varying amounts beginning in fiscal 2019. The Company also has deferred tax assets related to federal loss carryforwards subject to limitations under IRC 382 related to MA totaling approximately $2.2 million that expire beginning in fiscal 2036.The valuation allowance at November 30, 2014 and 2015 was primarily related to state loss carryforwards that, in the judgment of management, are not more likely to be realized. In evaluating the Company’s ability to recover its deferred income tax assets it considers all available positive and negative evidence, including operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis.
Federal returns for fiscal years 2011 through 2014 remain open and subject to examination by the Internal Revenue Service. The Company files and remits state income taxes in various states where the Company has determined it is required to file state income taxes. The Company’s filings with those states remain open for audit for the fiscal years 2010 through 2014.
A reconciliation of the beginning and ending amount of unrecognized tax liability is as follows (in thousands):

Balance at December 1, 2014	$399
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(43)
Balance at November 30, 2015	$356
Certain state settlements are the principal cause of the decreased effective income tax rate as compared to the statutory income tax rate, for the fiscal year ended November 30, 2013. The principal causes of the decreased income tax rate for the fiscal year ended November 30, 2014 are the tax treatment related to the other income recognized as a result of SMI's abandonment of their interest in SMISC, LLC on January 31, 2014, including the related tax benefits associated with various operating loss and other carryforwards of MA and certain tax filing positions of SMISC, LLC totaling approximately $4.0 million along with certain state income tax adjustments. The principal causes of the decreased effective income tax rate as compared to the statutory income tax rate, for the fiscal year ended November 30, 2015 are reductions in certain state tax rates.
As a result of the above items, the Company’s effective income tax rate decreased from the statutory income rate to approximately 38.0 percent, 33.0 percent and 37.7 percent for the fiscal years ended November 30, 2013, 2014 and 2015, respectively.
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
In December 2014, Congress passed the Tax Increase Prevention Act which included a retroactive renewal back to January 1, 2014 and continuing through December 2014, of the previously expired tax legislation. The overall impact to the current fiscal year tax depreciation deduction as a result of the expiration of this legislation at December 2014, substantially contributed to the overall reduction of approximately $18.0 million in our long-term deferred income tax liabilities at November 30, 2015 as compared to November 30, 2014. In December 2015, Congress passed the Protecting Americans from Tax Hikes Act which included a retroactive renewal back to January 1, 2015 of the previously expired tax legislation. The impact of this retroactive tax legislation will not affect the Company's fiscal 2016 effective tax rate, but will reduce related income tax payments.
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
Since inception of the Stock Purchase Plan through November 30, 2015, the Company has purchased 7,063,962 shares of its Class A common shares, for a total of approximately $268.3 million. There were no purchases of the Company's Class A shares during fiscal 2014 or 2015. Transactions occur in open market purchases and pursuant to a trading plan under Rule 10b5-1. At November 30, 2015, the Company has approximately $61.7 million remaining repurchase authority under the current Stock Purchase Plan.
NOTE 10 — COMMITMENTS AND CONTINGENCIES
International Speedway Corporation has a salary incentive plan (the “ISC Plan”) designed to qualify under Section 401(k) of the Internal Revenue Code. Employees of International Speedway Corporation and certain participating subsidiaries who have completed one month of continuous service are eligible to participate in the ISC Plan. After twelve months of continuous service, matching contributions are made to a savings trust (subject to certain limits) concurrent with employees’ contributions. The level of the matching contribution depends upon the amount of the employee contribution. Employees become 100 percent vested upon entrance to the ISC Plan. The contribution expense for the ISC Plan was approximately $1.4 million, $1.6 million and $1.7 million for the years ended November 30, 2013, 2014 and 2015, respectively.
The estimated cost to complete approved projects and current construction in progress at November 30, 2015 at the Company’s existing facilities is approximately $101.2 million. Included in Other liabilities on the Company's Consolidated Balance Sheets are approximately $6.5 million of certain administrative costs as of November 30, 2015.
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal, any required premium and interest on the 2002 STAR Bonds. At November 30, 2015, the Unified Government had approximately $1.2 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
The Company operates Homestead-Miami Speedway under an operating agreement which expires December 31, 2032 and provides for subsequent renewal terms through December 31, 2075. The Company operates Daytona International Speedway under an operating lease agreement which expires November 7, 2054. The Company also has various operating leases for office space and equipment. The future minimum payments under the operating agreement and leases utilized by the Company having initial or remaining non-cancelable terms in excess of one year at November 30, 2015, are as follows (in thousands):

For the year ending November 30:	Operating Agreement	Operating Leases
2016	$1,152	$4,788
2017	1,055	3,804
2018	1,055	2,449
2019	1,055	1,771
2020	1,055	1,036
Thereafter	12,748	31,215
Total	$18,120	$45,063

Total expenses incurred under the track operating agreement, these operating leases and all other short-term rentals during the years ended November 30, 2013, 2014 and 2015 were approximately $13.5 million, $14.7 million, and $14.4 million, respectively.
In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling approximately $4.0 million at November 30, 2015. At November 30, 2015, there were no amounts drawn on the standby letters of credit.
Current Litigation
The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation will have a material adverse effect on the Company’s financial condition or results of operations.
NOTE 11 — RELATED PARTY DISCLOSURES AND TRANSACTIONS
All of the racing events that take place during the Company’s fiscal year are sanctioned by various racing organizations such as the American Historic Racing Motorcycle Association, the American Motorcyclist Association, the Automobile Racing Club of America, the American Sportbike Racing Association — Championship Cup Series, the Federation Internationale de L’Automobile, the Federation Internationale Motocycliste, IMSA, Historic Sportscar Racing, IndyCar Series, NASCAR, NHRA, the Porsche Club of America, the Sports Car Club of America, the Sportscar Vintage Racing Association, the United States Auto Club and the World Karting Association. NASCAR, which sanctions many of the Company’s principal racing events, is a member of the France Family Group which controls over 72.0 percent of the combined voting power of the outstanding stock of the Company, as of November 30, 2015, and some members of which serve as directors and officers of the Company. Standard NASCAR sanction agreements require racetrack operators to pay NASCAR Event Management ("NEM") fees, which include prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Prize and point fund monies paid by the Company to NASCAR for disbursement to competitors, which are exclusive of NASCAR sanction fees, totaled approximately $132.2 million, $134.5 million and $138.3 million, for the years ended November 30, 2013, 2014 and 2015, respectively. The Company has outstanding receivables related to NASCAR and its affiliates of approximately $19.3 million and $29.8 million at November 30, 2014 and 2015, respectively.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire NASCAR Sprint Cup, Xfinity and Camping World Truck series schedules. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Sprint Cup, Xfinity and Camping World Truck series event as a component of its sanction fees. The promoter records 90.0 percent of the gross broadcast rights fees as revenue and then records 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors. Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event. The Company’s television broadcast and ancillary rights fees received from NASCAR for the NASCAR Sprint Cup, Xfinity and Camping World Truck series events conducted at its wholly owned facilities were approximately $292.5 million, $302.9 million and $314.5 million in fiscal years 2013, 2014 and 2015, respectively.
In addition, NASCAR and the Company share a variety of expenses in the ordinary course of business. NASCAR pays rent, as well as a related maintenance fee (allocated based on square footage), to the Company for office space in Daytona Beach, Florida. NASCAR pays the Company for radio, program and strategic initiative advertising, hospitality and suite rentals, various tickets and credentials, catering services, participation in a NASCAR racing event banquet, and track and other equipment rentals based on similar prices paid by unrelated, third party purchasers of similar items. The Company pays NASCAR for certain advertising, participation in NASCAR racing series banquets, the use of NASCAR trademarks and intellectual images and production space for Sprint Vision based on similar prices paid by unrelated, third party purchasers of similar items. The Company’s payments to NASCAR for MRN’s broadcast rights to NASCAR Camping World Truck races represent an agreed-upon percentage of the Company’s advertising revenues attributable to such race broadcasts. NASCAR also reimburses the Company for 50.0 percent of the compensation paid to certain personnel working in the Company’s legal, risk management and transportation departments, as well as 50.0 percent of the compensation expense associated with certain receptionists. The Company reimburses NASCAR for 50.0 percent of the compensation paid to certain personnel working in NASCAR’s legal department. NASCAR’s reimbursement for use of the Company’s mailroom, janitorial services, security services, catering, graphic arts, photo and publishing services, telephone system and the Company’s reimbursement of NASCAR for use of corporate aircraft is based on actual usage or an allocation of total actual usage. The aggregate amount received from NASCAR by the Company for shared expenses, net of amounts paid by the Company for shared expenses, totaled approximately $9.3 million, $10.5 million and $10.2 million during fiscal 2013, 2014 and 2015, respectively.
IMSA, a wholly owned subsidiary of NASCAR, sanctions various events at certain of the Company’s facilities. Standard IMSA sanction agreements require racetrack operators to pay event management fees, which include prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by IMSA to participants in the events. Event management fees paid by the Company to IMSA totaled approximately $1.3 million, $1.3 million and $1.3 million for the years ended November 30, 2013, 2014 and 2015, respectively.
AMA Pro Racing, an entity controlled by a member of the France Family Group, sanctions various events at certain of the Company’s facilities. Standard AMA Pro Racing sanction agreements require racetrack operators to pay event management fees, which include prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by AMA Pro Racing to participants in the events. Event management fees paid by the Company to AMA Pro Racing totaled approximately $0.6 million, $0.5 million and $0.1 million during fiscal 2013, 2014 and 2015, respectively.
The Company strives to ensure, and management believes that, the terms of the Company’s transactions with NASCAR, IMSA and AMA Pro Racing are no less favorable to the Company than could be obtained from an unrelated party.
Certain members of the France Family Group paid the Company for the utilization of security services, event planning, event tickets, purchase of catering services, maintenance services, and certain equipment. The amounts paid for these items were based on actual costs incurred, similar prices paid by unrelated third party purchasers of similar items or estimated fair market values. The net amount received by the Company for these items, totaled approximately $398,000, $320,000 and $456,000 during fiscal 2013, 2014 and 2015, respectively.
Crotty, Bartlett & Kelly, P.A. (“Crotty, Bartlett & Kelly”), is a law firm controlled by family members of W. Garrett Crotty, one of the Company’s executive officers. The Company engages Crotty, Bartlett & Kelly for certain legal and consulting services. The aggregate amount paid to Crotty, Bartlett & Kelly by the Company for legal and consulting services totaled approximately $31,000, $31,000 and $39,000 during fiscal 2013, 2014 and 2015, respectively.
J. Hyatt Brown, one of the Company’s directors, serves as Chairman of Brown & Brown, Inc. (“Brown & Brown”). Brown & Brown has received commissions for serving as the Company’s insurance broker for several of the Company’s insurance policies, including the Company’s property and casualty policy and certain employee benefit programs. The aggregate commissions received by Brown & Brown in connection with the Company’s policies were approximately $487,000, $492,000 and $517,000 during fiscal 2013, 2014 and 2015, respectively. In fiscal 2013 and 2014, Brown & Brown paid the Company approximately $122,000 and $100,000, respectively, for the purchase of tickets. The amounts paid for these items were based on actual costs incurred, similar prices paid by unrelated third party purchasers of similar items, or estimated fair market values.
One of the Company’s directors, Christy F. Harris, is Of Counsel to Kinsey, Vincent Pyle, L.C., a law firm that provided legal services to the Company during fiscal 2013, 2014 and 2015. The Company paid approximately $114,000, $78,000 and $35,000 for these services in fiscal 2013, 2014 and 2015, respectively, which were charged to the Company on the same basis as those provided other clients.
NOTE 12 — SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes and interest for the years ended November 30, is summarized as follows (in thousands):

	2013	2014	2015
Income taxes paid	$18,141	$51,314	$44,989

Interest paid	$14,731	$14,429	$14,504
NOTE 13 — LONG-TERM STOCK INCENTIVE PLAN
On November 30, 2015, the Company has two share-based compensation plans, which are described below. Compensation cost included in operating expenses in the accompanying statement of operations for those plans was $2.5 million, $2.8 million, and $2.9 million for the years ended November 30, 2013, 2014 and 2015, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was approximately $1.0 million, $1.2 million and $1.2 million for the years ended November 30, 2013, 2014 and 2015, respectively.
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
The Company granted 80,514, 91,076 and 89,343 shares of restricted stock awards of the Company’s Class A Common Stock during the fiscal years ended November 30, 2013, 2014 and 2015, respectively, to certain officers, managers, and other employees under the Plans. The shares of restricted stock awarded vest at the rate of 50.0 percent on the third anniversary of the award date and the remaining 50.0 percent on the fifth anniversary of the award date. The weighted average grant date fair value of these restricted stock awards was $32.87, $31.44 and $36.36 per share, respectively.
The Company granted 9,540, 8,118 and 8,190 shares of restricted stock awards of the Company’s Class A Common Stock during the fiscal years ended November 30, 2013, 2014 and 2015, respectively, to non-employee directors as partial compensation for their service as a director. The shares of restricted stock awarded vest at the rate of 100.0 percent on the one year anniversary after the date of grant. The weighted average grant date fair value of these restricted share awards was $31.47, $33.28 and $36.67 per share, respectively.
A summary of the status of the Company’s restricted stock as of November 30, 2015, and changes during the fiscal year ended November 30, 2015, is presented as follows:

	Restricted Shares	Weighted- Average Grant- Date Fair Value (Per Share)	Weighted- Average Remaining Contractual Term (Years)
Unvested at November 30, 2014	368,980	$29.68
Granted	97,533	36.39
Vested	(101,934)	27.84
Forfeited	(4,786)	28.65
Unvested at November 30, 2015	359,793	32.03	3.5
As of November 30, 2015, there was approximately $5.8 million of total unrecognized compensation cost related to unvested restricted stock awards granted under the Stock Plans. This cost is expected to be recognized over a weighted-average period of approximately 3.5 years. The total fair value of restricted stock awards vested during the fiscal years ended November 30, 2013, 2014 and 2015, was approximately $1.3 million, $1.5 million and $3.7 million, respectively.
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

A summary of option activity under the Stock Plan as of November 30, 2015, and changes during the year then ended is presented as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2014	163,048	$39.82
Expired	(14,097)	55.73
Exercised	—	—
Forfeited	—	—
Outstanding at November 30, 2015	148,951	38.31	2.6	$551,172

Vested and Exercisable at November 30, 2015	148,951	$38.31	2.6	$551,172
There were no options granted in fiscal years 2013, 2014 and 2015. There were 13,250 options exercised during fiscal years 2013 and no options exercised during fiscal years 2014 and 2015. The total intrinsic value of options exercised during the fiscal year ended November 30, 2013, was approximately $102,000. The actual tax benefit realized for the tax deductions from exercise of the stock options totaled approximately $40,000 for the fiscal year ended November 30, 2013.
As of November 30, 2015, there was no unrecognized compensation cost related to unvested stock options granted under the Stock Plan.
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
At November 30, 2015, the Company had money market funds totaling approximately $63.0 million and are included in cash and cash equivalents in consolidated balance sheets. All inputs used to determine fair value are considered level 1 inputs.
Fair values of long-term debt are based on quoted market prices at the date of measurement. The Company’s credit facilities approximate fair value as they bear interest rates that approximate market. These inputs used to determine fair value are considered level 2 inputs. At November 30, 2015, the fair value of the long-term debt, as determined by quotes from financial institutions, was approximately $284.8 million compared to the carrying amount of approximately $268.4 million.
The Company had no level 3 inputs as of November 30, 2015.
NOTE 15 — QUARTERLY DATA (UNAUDITED)
The Company derives most of its income from a limited number of NASCAR-sanctioned races. As a result, the Company’s business has been, and is expected to remain, highly seasonal based on the timing of major events.
The following table presents certain unaudited financial data for each quarter of fiscal 2014 and 2015 (in thousands, except per share amounts):

	Fiscal Quarter Ended
	February 28, 2014	May 31, 2014	August 31, 2014	November 30, 2014
Total revenue	$131,789	$190,311	$130,083	$199,753
Operating income (loss)	22,339	34,739	(3,525)	39,838
Net income	19,895	21,469	191	25,824
Basic and diluted earnings per share	0.43	0.46	—	0.55

	Fiscal Quarter Ended
	February 28, 2015	May 31, 2015	August 31, 2015	November 30, 2015
Total revenue	$136,552	$164,010	$125,490	$219,318
Operating income (loss)	21,591	19,217	(7,138)	51,907
Net income (loss)	14,953	13,355	(3,956)	32,282
Basic and diluted earnings (loss) per share	0.32	0.29	(0.08)	0.69
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at prices comparable to unaffiliated customers. Intersegment revenues were approximately $2.4 million, $2.0 million and $2.1 million for the years ended November 30, 2013, 2014 and 2015, respectively. The following table shows information by operating segment (in thousands):

	For the Year Ended November 30, 2013
	Motorsports Event	All Other	Total
Revenues	$589,435	$25,618	$615,053
Depreciation and amortization	88,499	5,490	93,989
Operating income (loss)	82,500	(3,808)	78,692
Equity investments income	—	9,434	9,434
Capital expenditures	81,938	3,601	85,539
Total assets	1,520,069	497,437	2,017,506
Equity investments	—	134,327	134,327

	For the Year Ended November 30, 2014
	Motorsports Event	All Other	Total
Revenues	$609,973	$43,981	$653,954
Depreciation and amortization	84,614	5,738	90,352
Operating income (loss)	99,332	(5,941)	93,391
Equity investments income	—	8,916	8,916
Capital expenditures	177,318	6,618	183,936
Total assets	1,621,726	455,925	2,077,651
Equity investments	—	122,565	122,565

	For the Year Ended November 30, 2015
	Motorsports Event	All Other	Total
Revenues	$607,483	$39,986	$647,469
Depreciation and amortization	89,823	4,904	94,727
Operating income (loss)	89,395	(3,818)	85,577
Equity investments income	—	14,060	14,060
Capital expenditures	144,641	10,375	155,016
Total assets	1,682,700	439,499	2,122,199
Equity investments	—	103,249	103,249
Schedule II — Valuation and Qualifying Accounts (in thousands)

Description	Balance beginning of period	Additions charged to costs and expenses	Deductions (A)	Balance at end of period
For the year ended November 30, 2013 Allowance for doubtful accounts	$1,000	$382	$382	$1,000
For the year ended November 30, 2014 Allowance for doubtful accounts	1,000	101	101	1,000
For the year ended November 30, 2015 Allowance for doubtful accounts	1,000	260	260	1,000

(A)	Uncollectible accounts written off, net of recoveries.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at November 30, 2015, and during the period prior to and including the date of this report.
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
January 27, 2016
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
We, under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, assessed the Company’s internal control over financial reporting as of November 30, 2015, based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of November 30, 2015, based on the specified criteria. There were no changes in our internal control over financial reporting during the quarter ended November 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
ITEM 9B. OTHER INFORMATION
None
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is set forth under the headings “Directors, Nominees, and Officers ” and under the subheading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2016 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after November 30, 2015 in connection with the solicitation of proxies for the Company’s 2016 annual meeting of shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is set forth under the heading “Executive Compensation” and under the heading “Directors, Nominees and Officers” in the Company’s 2016 Proxy Statement to be filed with the SEC within 120 days after November 30, 2015 and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is set forth under the headings “Voting Securities and Principal Holders” and under the heading “Directors, Nominees and Officers” in the Company’s 2016 Proxy Statement to be filed with the SEC within 120 days after November 30, 2015 and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is set forth under the heading under the subheading "Compensation Committee Interlocks and Insider Participation" under the heading "Executive Compensation" and under the subheadings "Directors Holding Office Until 2015 Annual Meeting", "Board Leadership" and “Certain Relationships and Related Transactions” under the heading “Directors, Nominees and Officers” in the Company’s 2016 Proxy Statement to be filed with the SEC within 120 days after November 30, 2015 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is set forth under the heading "Registered Independent Public Accounting Firm" and subheading “Policy on Audit Committee Pre-Approval Policies and Procedures” under the heading “Registered Independent Public Accounting Firm” in the Company’s 2016 Proxy Statement to be filed with the SEC within 120 days after November 30, 2015 and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as a part of this report
1. Consolidated Financial Statements listed below:
International Speedway Corporation
Consolidated Balance Sheets
— November 30, 2014 and 2015
Consolidated Statements of Operations
— Years ended November 30, 2013, 2014, and 2015
Consolidated Statements of Comprehensive Income
— Years ended November 30, 2013, 2014, and 2015
Consolidated Statements of Changes in Shareholders’ Equity
— Years ended November 30, 2013, 2014, and 2015
Consolidated Statements of Cash Flows
— Years ended November 30, 2013, 2014, and 2015
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
Daniel W. Houser
Executive Vice President and Chief Financial Officer
Dated: January 27, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lesa France Kennedy	Chief Executive Officer and Vice Chairman of the Board (Principal Executive Officer)	January 26, 2016
Lesa France Kennedy

/s/ Daniel W. Houser	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	January 26, 2016
Daniel W. Houser

/s/ James C. France
James C. France	Chairman of the Board	January 26, 2016

/s/ Brian Z. France
Brian Z. France	Director	January 26, 2016

/s/ Larry Aiello, Jr.
Larry Aiello, Jr.	Director	January 26, 2016

/s/ J. Hyatt Brown
J. Hyatt Brown	Director	January 26, 2016

/s/ William P. Graves
William P. Graves	Director	January 26, 2016

/s/ Christy F. Harris
Christy F. Harris	Director	January 26, 2016

/s/ Morteza Hosseini – Kargar
Morteza Hosseini – Kargar	Director	January 26, 2016

/s/ Sonia M. Green
Sonia M. Green	Director	January 26, 2016

/s/ Larree M. Renda
Larree M. Renda	Director	January 26, 2016

/s/ Larry Woodard
Larry Woodard	Director	January 26, 2016