Form 10-Q
period 2016-02-29
INTERNATIONAL SPEEDWAY CORP
filed 2016-04-06
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
 FORM 10-Q
_________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 29, 2016
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class A Common Stock	26,527,922 shares	as of February 29, 2016
Class B Common Stock	19,937,655 shares	as of February 29, 2016

INTERNATIONAL SPEEDWAY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED FEBRUARY 29, 2016

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30, 2015	February 29, 2016
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$160,548	$190,092
Receivables, less allowance of $1,000 in 2015 and 2016, respectively	42,112	107,183
Inventories	1,639	1,694
Income taxes receivable	572	—
Prepaid expenses and other current assets	60,673	69,568
Total Current Assets	265,544	368,537
Property and Equipment, net of accumulated depreciation of $839,039 and $862,795 respectively	1,448,964	1,464,586
Other Assets:
Equity investments	103,249	102,719
Intangible assets, net	178,626	178,625
Goodwill	118,791	118,791
Other	4,489	4,697
	405,155	404,832
Total Assets	$2,119,663	$2,237,955
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$3,074	$3,088
Accounts payable	56,968	40,792
Deferred income	38,243	100,354
Income taxes payable	—	7,945
Other current liabilities	20,344	18,817
Total Current Liabilities	118,629	170,996
Long-Term Debt	262,762	262,640
Deferred Income Taxes	336,232	387,416
Long-Term Deferred Income	6,969	7,122
Other Long-Term Liabilities	1,856	2,042
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 26,348,051 and 26,168,232 issued and outstanding in 2015 and 2016, respectively	263	262
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 19,942,136 and 19,937,655 issued and outstanding in 2015 and 2016, respectively	199	199
Additional paid-in capital	449,136	448,110
Retained earnings	946,940	962,326
Accumulated other comprehensive loss	(3,323)	(3,158)
Total Shareholders’ Equity	1,393,215	1,407,739
Total Liabilities and Shareholders’ Equity	$2,119,663	$2,237,955
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Three Months Ended
	February 28, 2015	February 29, 2016
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$30,544	$31,855
Motorsports and other event related	87,431	98,723
Food, beverage and merchandise	14,735	8,316
Other	3,842	3,736
	136,552	142,630
EXPENSES:
Direct:
NASCAR event management fees	27,296	28,080
Motorsports and other event related	23,498	24,880
Food, beverage and merchandise	12,443	6,246
General and administrative	26,136	26,292
Depreciation and amortization	24,009	25,046
Losses on asset retirements	1,579	920
	114,961	111,464
Operating income	21,591	31,166
Interest income	19	30
Interest expense	(1,468)	(3,089)
Equity in net income from equity investments	3,244	3,970
Other	26	64
Income before income taxes	23,412	32,141
Income taxes	8,459	12,310
Net income	$14,953	$19,831

Earnings per share:
Basic and diluted	$0.32	$0.43

Basic weighted average shares outstanding	46,583,832	46,620,549

Diluted weighted average shares outstanding	46,596,605	46,634,970
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Comprehensive Income

	Three Months Ended
	February 28, 2015	February 29, 2016
	(Unaudited)
	(In Thousands)
Net income	$14,953	$19,831
Other comprehensive income:
Amortization of terminated interest rate swap, net of tax benefit of $106 and $105, respectively	164	165
Comprehensive income	$15,117	$19,996
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statement of Shareholders’ Equity

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(Unaudited) (In Thousands)
Balance at November 30, 2015	$263	$199	$449,136	$946,940	$(3,323)	$1,393,215
Activity 12/1/15 — 2/29/16:
Net income	—	—	—	19,831	—	19,831
Comprehensive income	—	—	—	—	165	165
Reacquisition of previously issued common stock	(1)	—	(1,775)	(4,445)	—	(6,221)
Stock-based compensation	—	—	749	—	—	749
Balance at February 29, 2016	$262	$199	$448,110	$962,326	$(3,158)	$1,407,739
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Three Months Ended
	February 28, 2015	February 29, 2016
	(Unaudited)
	(In Thousands)
OPERATING ACTIVITIES
Net income	$14,953	$19,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,009	25,046
Stock-based compensation	706	749
Amortization of financing costs	445	442
Interest received on Staten Island note receivable	1,162	1,162
Deferred income taxes	3,032	51,078
Income from equity investments	(3,244)	(3,970)
Distribution from equity investee	3,520	4,257
Loss on retirements of long-lived assets, non-cash	379	911
Other, net	(6)	(20)
Changes in operating assets and liabilities:
Receivables, net	(55,683)	(65,071)
Inventories, prepaid expenses and other assets	(3,748)	(10,438)
Accounts payable and other liabilities	2,237	(4,489)
Deferred income	51,629	62,264
Income taxes	5,339	8,518
Net cash provided by operating activities	44,730	90,270
INVESTING ACTIVITIES
Capital expenditures	(43,418)	(54,589)
Distribution from equity investee and affiliate	1,980	243
Other, net	3	48
Net cash used in investing activities	(41,435)	(54,298)
FINANCING ACTIVITIES
Payment of long-term debt	(278)	(207)
Reacquisition of previously issued common stock	—	(6,221)
Net cash used in financing activities	(278)	(6,428)
Net increase in cash and cash equivalents	3,017	29,544
Cash and cash equivalents at beginning of period	158,847	160,548
Cash and cash equivalents at end of period	$161,864	$190,092
See accompanying notes

International Speedway Corporation
Notes to Consolidated Financial Statements
February 29, 2016
(Unaudited)
1. Basis of Presentation
The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States for interim financial information but do not include all of the information and disclosures required for complete financial statements. The balance sheet at November 30, 2015, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest annual report on Form 10-K for International Speedway Corporation and its wholly-owned subsidiaries (the “Company” or “ISC”). In management’s opinion, the statements include all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature.
Because of the seasonal concentration of racing events, the results of operations for the three months ended February 28, 2015 and February 29, 2016, respectively, are not indicative of the results to be expected for the year.
2. New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB"), in conjunction with the International Accounting Standards Board ("IASB"), issued Accounting Standards Update ("ASU" or "Update") No. 2014-09, "Revenue from Contracts with Customers". The objective of this Update is to significantly enhance comparability and clarify principles of revenue recognition practices across entities, industries, jurisdictions, and capital markets. On July 9, 2015, the FASB approved a one-year deferral of the effective date, while permitting entities to elect to adopt one year earlier on the original effective date. As a result, for a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The standard can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting this new guidance on its financial position, results of operations, and cash flows, and will adopt the provisions of this statement in the first quarter of fiscal 2019.
In April 2015, the FASB, in conjunction with the IASB, issued ASU No. 2015-03, "Interest - Imputation of Interest". The objective of this Update is to simplify the presentation of debt issuance costs. The amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. The Company has adopted the provisions of this statement in the first quarter of fiscal 2016 and prior periods have been retrospectively adjusted (see "Note 6. Long-Term Debt").
In August 2015, the FASB issued ASU No. 2015-15, "Interest - Imputation of Interest (Sub-Topic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements". Given the absence of authoritative guidance within Update 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company has adopted the provisions of this statement in the first quarter of fiscal 2016 and prior periods have been retrospectively adjusted.
In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes". The objective of this Update is to simplify the presentation of deferred income taxes. The amendments in this Update require that deferred assets and liabilities be classified as long-term on the balance sheet instead of separating the deferred taxes into current and noncurrent amounts. The Company believes that this treatment of deferred taxes reduces the complexity of financial reporting while improving the usefulness of the information provided to users of the financial statements. As a result the Company elected to early adopt this Update prospectively as of November 30, 2015 and prior periods have not been retrospectively adjusted.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842): "Leases". The objective of this Update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB is amending the FASB Accounting Standards Codification and creating Topic 842, Leases. This Update, along with IFRS 16, Leases, are the results of the FASB’s and the International Accounting Standards Board’s (IASB’s) efforts to meet that objective and improve financial reporting. For a public entity, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this Update is permitted for all entities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of adopting this new guidance on its financial position, results of operations, and cash flows, and will adopt the provisions of this statement in the first quarter of fiscal 2020.
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
The following table sets forth the computation of basic and diluted earnings per share for the three months ended February 28, 2015 and February 29, 2016 (in thousands, except share and per share amounts):

	Three Months Ended
	February 28, 2015	February 29, 2016
Numerator:
Net income	$14,953	$19,831
Denominator:
Weighted average shares outstanding	46,583,832	46,620,549
Effect of dilutive securities	12,773	14,421
Diluted weighted average shares outstanding	46,596,605	46,634,970

Basic and diluted earnings per share	$0.32	$0.43

Anti-dilutive shares excluded in the computation of diluted earnings per share	104,909	91,379
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
The Company has accounted for Kansas Entertainment as an equity investment in its financial statements as of February 28, 2015 and February 29, 2016. The Company's 50.0 percent portion of Kansas Entertainment’s net income is approximately $3.2 million and $4.0 million for the three months ended February 28, 2015 and February 29, 2016, respectively, and is included in income from equity investments in its consolidated statements of operations.
Distributions from Kansas Entertainment for the three months ended February 29, 2016, totaling approximately $4.5 million, consist of approximately $4.3 million received as a distribution from its profits, included in net cash provided by operating activities on the Company's statement of cash flows, with the remaining approximately $0.2 million received, recognized as a return of capital from investing activities on the Company's statement of cash flows. Distributions from Kansas Entertainment for the three months ended February 28, 2015, totaling $5.5 million, consist of approximately $3.5 million received as a distribution from its profits, is included in net cash provided by operating activities on the Company's statement of cash flows, with the remaining approximate $2.0 million received, recognized as a return of capital from investing activities on the Company's statement of cash flows.
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
The Company received $7.5 million, less closing and other administrative costs, of the sales price at closing. The remaining sales price was financed by the Company through a secured mortgage interest in 380 Development as well as the underlying property. The mortgage balance bears interest at an annual rate of 7.0 percent. In accordance with the terms of the agreement, the Company received a principal payment of approximately $6.1 million plus interest on the mortgage balance through February 29, 2016, with the remaining purchase price of $66.4 million due in March 2016. The Company has accounted for the transaction using the cost recovery method and has deferred the recognition of profit of approximately $1.9 million, and interest totaling approximately $11.4 million at February 29, 2016, until the carrying amount of the property is recovered, upon final payment .
In March 2016, the Company completed an assignment of all rights, title and interest in the mortgage and underlying promissory note to an affiliate of Matrix Development Group, a New York/New Jersey area developer, and received the remaining principal balance of $66.4 million, plus additional consideration of approximately $0.3 million. The Company has no further commitments or contingencies related to the property or its sale. As a result, in the second quarter of fiscal 2016, the Company will record a gain of approximately $13.6 million, comprised of the aforementioned deferred gain, interest, and other consideration paid.
The net proceeds from the sale, combined with the mortgage interest and related cash tax benefits, will provide the Company with approximately $129.8 million in incremental cash flow through the term of the mortgage.

5. Goodwill and Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of the major classes of intangible assets relating to the Motorsports Event segment are as follows (in thousands):

	November 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$10	$—
Other	114	94	20
Total amortized intangible assets	124	104	20
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793
Total non-amortized intangible assets	178,606	—	178,606
Total intangible assets	$178,730	$104	$178,626

	February 29, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$10	$—
Other	114	95	19
Total amortized intangible assets	124	105	19
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793
Total non-amortized intangible assets	178,606	—	178,606
Total intangible assets	$178,730	$105	$178,625
The following table presents current and expected amortization expense of the existing intangible assets as of February 29, 2016 for each of the following periods (in thousands):

Amortization expense for the three months ended February 29, 2016	$1
Remaining estimated amortization expense for the year ending November 30:
2016	1
2017	1
2018	1
2019	1
2020 and thereafter	14
There were no changes in the carrying value of goodwill during the three months ended February 29, 2016.

6. Long-Term Debt
Long-term debt consists of the following (in thousands):

	November 30, 2015		February 29, 2016
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
4.63 percent Senior Notes	$65,000	$(261)	65,000	(248)
3.95 percent Senior Notes	100,000	(370)	100,000	(359)
6.25 percent Term Loan	48,726	—	48,519	—
TIF bond debt service funding commitment	54,646	(1,905)	54,662	(1,846)
Revolving Credit Facility	—	—	—	—
	268,372	(2,536)	268,181	(2,453)
Less: current portion	3,408	(334)	3,422	(334)
	$264,964	$(2,202)	$264,759	$(2,119)
The Company's $65.0 million principal amount of senior unsecured notes (“4.63 percent Senior Notes”) bear interest at 4.63 percent and are due January 2021. The 4.63 percent Senior Notes require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.63 percent Senior Notes may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company’s wholly owned domestic subsidiaries are guarantors of the 4.63 percent Senior Notes. Certain restrictive covenants of the 4.63 percent Senior Notes require that the Company's ratio of its Consolidated Funded Indebtedness to its Consolidated EBITDA ("leverage ratio") does not exceed 3.50 to 1.0, and its Consolidated EBITDA to Consolidated Interest Expense ("interest coverage ratio") is not less than 2.0 to 1.0. In addition, the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 4.63 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of February 29, 2016, the Company was in compliance with its various restrictive covenants. At February 29, 2016, outstanding principal on the 4.63 percent Senior Notes was approximately $65.0 million.
The Company's $100.0 million principal amount of senior unsecured notes (“3.95 percent Senior Notes”) bear interest at 3.95 percent and are due September 2024. The 3.95 percent Senior Notes require semi-annual interest payments on March 13 and September 13 through their maturity. The 3.95 percent Senior Notes may be redeemed in whole or in part, at the Company's option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company's wholly owned domestic subsidiaries are guarantors of the 3.95 percent Senior Notes. Certain restrictive covenants of the 3.95 percent Senior Notes require that the Company's leverage ratio does not exceed 3.50 to 1.0, and its interest coverage ratio is not less than 2.0 to 1.0. In addition the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 3.95 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of February 29, 2016, the Company was in compliance with its various restrictive covenants. At February 29, 2016, outstanding principal on the 3.95 percent Senior Notes was approximately $100.0 million.
The term loan (“6.25 percent Term Loan”), related to the Company’s International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.25 percent, and a current monthly payment of approximately $323,000. At February 29, 2016, the outstanding principal on the 6.25 percent Term Loan was approximately $48.5 million.
At February 29, 2016, outstanding taxable special obligation revenue (“TIF”) bonds, in connection with the financing of Kansas Speedway, totaled approximately $54.7 million, net of the unamortized discount, which is comprised of a $5.4 million principal amount, 6.15 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.75 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
The Company's $300.0 million revolving credit facility (“2012 Credit Facility”) contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions, provides for separate sub-limits of $25.0 million for standby letters of credit and $10.0 million for swing line loans. The 2012 Credit Facility is scheduled to mature in November 2017. Interest accrues, at the Company's option, at either LIBOR plus 100.0 — 162.5 basis points or a base rate loan at the highest of i) Wells Fargo Bank's prime lending rate, ii) the Federal Funds rate, as in effect from time to time, plus 0.5 percent, and iii) one month LIBOR plus 1.0 percent. The 2012 Credit Facility also contains a commitment fee ranging from 0.125 percent to 0.225 percent of unused amounts available for borrowing. The interest rate margin on the LIBOR borrowings and commitment fee are variable depending on the better of the Company's debt rating as determined by specified rating agencies or its leverage ratio. Certain of the Company's wholly owned domestic subsidiaries are guarantors on the 2012 Credit Facility. The 2012 Credit Facility requires that the Company's leverage ratio does not exceed 3.50 to 1.0 (4.0 to 1.0 for the four quarters ending after any Permitted Acquisition), and its interest coverage ratio is not less than 2.5 to 1.0. The 2012 Credit Facility also contains various other affirmative and negative restrictive covenants including, among others, limitations on indebtedness, investments, sales of assets, certain transactions with affiliates, entering into certain restrictive agreements and making certain restricted payments as detailed in the agreement. As of February 29, 2016, the Company was in compliance with its various restrictive covenants. At February 29, 2016, the Company had no outstanding borrowings under the 2012 Credit Facility.
Financing costs are being amortized on a straight-line method, which approximates the effective yield method, over the life of the related financing.
Total interest expense incurred by the Company for the three months ended February 28, 2015 and February 29, 2016, are as follows (in thousands):

	Three Months Ended
	February 28, 2015	February 29, 2016
Interest expense	$4,073	$4,013
Less: capitalized interest	2,605	924
Net interest expense	$1,468	$3,089
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
At February 29, 2016, the Company had money market funds totaling approximately $63.1 million which are included in cash and cash equivalents in its consolidated balance sheets. All inputs used to determine fair value are considered level 1 inputs.
Fair values of long-term debt are based on quoted market prices at the date of measurement. The Company’s credit facilities approximate fair value as they bear interest rates that approximate market. These inputs used to determine fair value are considered level 2 inputs. The fair value of the remaining long-term debt, as determined by quotes from financial institutions, was approximately $284.8 million compared to the carrying amount of approximately $268.4 million and approximately $290.6 million compared to the carrying amount of approximately $268.2 million at November 30, 2015 and February 29, 2016, respectively.
The Company had no financial instruments that used level 3 inputs as of February 29, 2016.
8. Capital Stock
Stock Purchase Plan
The Company has a share repurchase program (“Stock Purchase Plan”), under which it is authorized to purchase up to
$330.0 million of its outstanding Class A common shares. The timing and amount of any shares repurchased under the Stock
Purchase Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plan may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates.

Since inception of the Plan through February 29, 2016, the Company has purchased 7,248,262 shares of its Class A common shares, for a total of approximately $274.5 million. We purchased 184,300 shares of our Class A common shares during the three month period ended February 29, 2016, at an average cost of approximately $33.74 per share (including commissions), for a total of approximately $6.2 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At February 29, 2016, the Company had approximately $55.5 million million remaining repurchase authority under the current Stock Purchase Plan.
9. Comprehensive Income
Comprehensive income is the changes in equity of an enterprise except those resulting from shareholder transactions. Accumulated other comprehensive loss consists of the following (in thousands):

	November 30, 2015	February 29, 2016
Terminated interest rate swap, net of tax benefit of $2,176 and $2,070, respectively	$3,323	$3,158
10. Income Taxes
Decreases in certain state tax rates are the principal causes of the decreased effective income tax rate, as compared to the statutory income tax rate, for the three months ended February 28, 2015. The effective income tax rate for the three months ended February 29, 2016 approximates the statutory income tax rate.
As a result of these items, the Company's effective income tax rate was approximately 36.1 percent for the three months ended February 28, 2015, and approximately 38.3 percent for the three months ended February 29, 2016.
11. Related Party Disclosures and Transactions
All of the racing events that take place during the Company’s fiscal year are sanctioned by various racing organizations such as National Association for Stock Car Auto Racing (“NASCAR”), the American Historic Racing Motorcycle Association, the American Motorcyclist Association, the Automobile Racing Club of America, the American Sportbike Racing Association — Championship Cup Series, the Federation Internationale de L’Automobile, the Federation Internationale Motocycliste, International Motor Sports Association (“IMSA”) - a wholly owned subsidiary of NASCAR, Historic Sportscar Racing, IndyCar Series, National Hot Rod Association, the Porsche Club of America, the Sports Car Club of America, the Sportscar Vintage Racing Association, the United States Auto Club and the World Karting Association.
NASCAR and IMSA, which sanction many of the Company’s principal racing events, are members of the France Family Group, which controls approximately 72.0 percent of the combined voting power of the outstanding stock of the Company, as of November 30, 2015, and some members of which serve as directors and officers of the Company. Standard NASCAR and IMSA sanction agreements require racetrack operators to pay event management fees (collectively "NASCAR event management or NEM fees"), which include prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Total NEM fees paid by the Company were approximately $27.3 million and $28.1 million for the three months ended February 28, 2015 and February 29, 2016, respectively.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire NASCAR Sprint Cup, Xfinity and Camping World Truck series schedules. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Sprint Cup, Xfinity and Camping World Truck series event as a component of its sanction fees. The promoter records 90.0 percent of the gross broadcast rights fees as revenue and then records 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors. Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event. The Company’s television broadcast and ancillary rights fees received from NASCAR for the NASCAR Sprint Cup, Xfinity, and Camping World Truck series events conducted at its wholly owned facilities, and recorded as part of motorsports related revenue, were approximately $58.6 million and $60.3 million for the three months ended February 28, 2015 and February 29, 2016, respectively.
12. Commitments and Contingencies
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. KSC has agreed to guarantee the payment of principal and any required premium and interest on the 2002 STAR Bonds. At February 29, 2016, the Unified Government had approximately $0.9 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling approximately $4.0 million at February 29, 2016. At February 29, 2016, there were no amounts drawn on the standby letters of credit.
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at prices comparable to unaffiliated customers. The following tables provide segment reporting of the Company for the three months ended February 28, 2015 and February 29, 2016 (in thousands):

	Three Months Ended February 28, 2015
	Motorsports Event	All Other	Total
Revenues	$124,749	$12,139	$136,888
Depreciation and amortization	22,688	1,321	24,009
Operating income (loss)	24,366	(2,775)	21,591
Capital expenditures	40,857	2,561	43,418
Total assets	1,680,351	462,079	2,142,430
Equity investments	—	118,972	118,972
	Three Months Ended February 29, 2016
	Motorsports Event	All Other	Total
Revenues	$139,111	$3,870	$142,981
Depreciation and amortization	23,929	1,117	25,046
Operating income (loss)	32,916	(1,750)	31,166
Capital expenditures	51,867	2,722	54,589
Total assets	1,737,895	500,060	2,237,955
Equity investments	—	102,719	102,719
Intersegment revenues were approximately $0.3 million and $0.4 million for the three months ended February 28, 2015 and February 29, 2016, respectively.
During the three months ended February 29, 2016, the Company recognized approximately $0.8 million in marketing and consulting costs that is included in general and administrative expense related to DAYTONA Rising. These costs were included in the Motorsports Event segment. During the three months ended February 28, 2015, the Company recognized approximately $0.3 million of similar costs.

During the three months ended February 29, 2016, the Company did not recognize any accelerated depreciation, due to the shortening the service lives of certain assets, associated with DAYTONA Rising and other projects. During the three months ended February 28, 2015, the Company recognized approximately $3.9 million, respectively, of accelerated depreciation that was recorded due to the shortening the service lives of certain assets associated with DAYTONA Rising and capacity management initiatives.
During the three months ended February 29, 2016, the Company recognized approximately $0.9 million of losses primarily attributable to demolition costs in connection with DAYTONA Rising and other capital improvements. During the three months ended February 28, 2015, the Company recognized approximately $1.6 million of losses associated with asset retirements primarily attributable to the removal of assets not fully depreciated in connection with capacity management initiatives, DAYTONA Rising and other capital improvements.

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
Impairment of Long-lived Assets, Goodwill and Other Intangible Assets. Our consolidated balance sheets include significant amounts of long-lived assets, goodwill and other intangible assets which could be subject to impairment. During the three months ended February 28, 2015 and February 29, 2016, we recorded before-tax charges as losses on retirements of long-lived assets primarily attributable to costs to remove certain other long-lived assets located at our motorsports facilities totaling approximately $1.6 million and $0.9 million, respectively.
As of February 29, 2016, goodwill and other intangible assets and property and equipment accounts for approximately $1.8 billion, or 78.7 percent of our total assets. We account for our goodwill and other intangible assets in accordance with ASC 350, “Intangibles — Goodwill and Other,” and for our long-lived assets in accordance with ASC 360, “Property, Plant and Equipment.”
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
In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments, we exert significant influence on the investee but do not have effective control over the investee, which adds an additional element of risk that can adversely impact our financial position and results of operations. The carrying value of our equity investments was $102.7 million at February 29, 2016.
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
We have accounted for Kansas Entertainment as an equity investment in our financial statements as of February 28, 2015 and February 29, 2016. Our 50.0 percent portion of Kansas Entertainment’s net income is approximately $3.2 million and

$4.0 million for the three months ended February 28, 2015 and February 29, 2016, respectively, and is included in income from equity investments in our consolidated statements of operations.
Distributions from Kansas Entertainment for the three months ended February 29, 2016, totaling approximately $4.5 million, consist of approximately $4.3 million received as a distribution from its profits, included in net cash provided by operating activities on our statement of cash flows, with the remaining approximately $0.2 million received recognized as a return of capital from investing activities. Distributions from Kansas Entertainment for the three months ended February 28, 2015, totaling $5.5 million, consist of approximately $3.5 million received as a distribution from its profits, included in net cash provided by operating activities on our statement of cash flows, with the remaining approximate $2.0 million received recognized as a return of capital from investing activities.
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
We received $7.5 million, less closing and other administrative costs, of the sales price at closing. The remaining sales price was financed with us holding a secured mortgage interest in 380 Development as well as the underlying property. The mortgage balance bears interest at an annual rate of 7.0 percent. In accordance with the terms of the agreement, we have received a principal payment of approximately $6.1 million plus interest on the mortgage balance through August 31, 2015. The remaining purchase price of $66.4 million was due in March 2016. We have accounted for the transaction using the cost recovery method and has deferred the recognition of profit of approximately $1.9 million, and interest totaling approximately $11.4 million at February 29, 2016, until the carrying amount of the property is recovered, upon final payment.
In March 2016, we completed an assignment of all rights, title and interest in the mortgage and underlying promissory note to an affiliate of Matrix Development Group, a New York/New Jersey area developer, and received the remaining principal balance of $66.4 million, plus additional consideration of approximately $0.3 million. We have no further commitments or contingencies related to the property or its sale. As a result, in the second quarter of fiscal 2016, we will record a gain of approximately $13.6 million, comprised of the aforementioned deferred gain, interest, and other consideration paid.
The net proceeds from the sale, combined with the mortgage interest and related cash tax benefits, has provided us with approximately $129.8 million in cash through the term of the mortgage.
Income Taxes
Decreases in certain state tax rates are the principal causes of the decreased effective income tax rate, as compared to the statutory income tax rate, for the three months ended February 28, 2015. The effective income tax rate for the three months ended February 29, 2016 approximates the statutory income tax rate.
As a result of these items, our effective income tax rate was approximately 36.1 percent for the three months ended February 28, 2015, and approximately 38.3 percent for the three months ended February 29, 2016.
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
The unprecedented global economic crisis that began in 2008, which significantly impacted consumer confidence and disproportionately affected key demographics of our target customers, continues to influence the frequency with which guests attend our live, major motorsports entertainment events. Ongoing global and regional uncertainty, lack of a broad-based middle class economic recovery, and/or further weakening in the domestic economy may continue to adversely impact attendance levels, guest spending levels, and our ability to secure corporate marketing partnerships in the future. Reductions in any of these categories can directly and negatively affect revenues and profitability. Beginning in 2009, we mitigated the decline of certain revenue categories with sustainable cost containment initiatives. Beginning in 2012, we re-instituted regular merit pay increases to more normalized levels. Certain non-controllable costs, such as NASCAR event management fees, increased this year defined in recently executed five-year Sanction Agreements covering 2016 to 2020 that include annual, contracted growth in fees (see further detail in Sanctioning Bodies section). While we are sustaining the significant cost reductions previously implemented and continuously seek ways to improve our operating efficiency without negatively impacting the guest experience, we do not expect further significant cost reductions.
Looking ahead, we expect the continuing slow, but uneven, recovery in the broader U.S. economy to provide an environment for improved attendance-related and corporate partnership revenues. Our industry will further benefit from NASCAR securing its broadcast rights through the 2024 season with the largest broadcast rights deal in the sport's 68-year history. Consistent with major sports properties throughout the world, broadcast rights represent our company's largest revenue segment. Expanding and extending this contracted revenue will provide us unparalleled long-term cash flow visibility. We also believe the strategic initiatives and investments we and the motorsports industry have undertaken to grow the sport will continue to strengthen the long-term health of our Company.
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
Several recent and successful innovations that resulted from NASCAR initiatives that have improved on-track competition and excitement, include the introduction of refined aerodynamic and downforce specifications providing the driver more control of the car, knockout group qualifying formats, overtime requirements and enhancements to the Chase for the Championship, now in all three national touring series. In January 2014 NASCAR announced a new championship format that puts greater emphasis on winning races all season long, expands the current Chase for the NASCAR Sprint Cup field to 16 drivers. The Chase format has been expanded to both Xfinity and Camping World Truck series events, qualifying 12 drivers and 8 drivers, respectively. The Chase implements a round-by-round advancement format that ultimately rewards a battle-tested, worthy champion. The format makes every race matter even more, diminishes points racing, puts a premium on winning races and concludes with a best-of-the-best, first-to-the-finish line showdown race – all of which is exactly what fans want. The new Chase structure has driven NASCAR Sprint Cup competition to a whole new level with a thrilling, easy to understand format that we believe translates into greater fan interest and revenue opportunities for these events. Results from the 2015 Chase supported this. At the November 2015 Chase finale at Homestead, consumer and corporate participation exceeded 2014, making it the second year in a row this event's results surpassed the prior year. The final two ISC events of the 2015 season in Phoenix and Homestead were both announced as sellouts prior to the event. In addition, for the combined 2015 Chase events ISC hosted, we experienced an overall four percent increase in grandstand attendance over prior year. These are strong indicators that the Chase format along with other strategic initiatives we have implemented are creating favorable momentum that we expect to continue.
We support NASCAR's industry strategy on a number of fronts. As referenced above, we are committed to improving our major motorsports facilities to enhance guest experiences and create stronger fan engagement. Specifically, one of the most ambitious and important projects in our history is the redevelopment of the frontstretch of the Daytona International Speedway, the Company's 58-year-old flagship motorsports facility. The new Daytona International Speedway is the world's first and only motorsports stadium featuring unique experiences for our guests and providing several new marketing platforms for corporate partners, broadcasters and industry stakeholders. The project broke ground in early July, 2013 and after 31 months of construction was completed on budget and in time for the 2016 Rolex 24 At Daytona and the DAYTONA 500 (See "DAYTONA Rising: Reimagining an American Icon"). Fan and stakeholder feedback was overwhelmingly positive and financial results demonstrate that we are well on our way toward meeting our financial expectations from the project to generate an incremental $20.0 million in revenue and $15.0 million in EBITDA. We remain very confident that elevating the experience at the most important and iconic motorsports facility in North America will drive further growth for the DAYTONA 500 brand, our 12 other major motorsports facilities' brands and NASCAR's brand. We are also confident, that this strategic project will positively influence attendance trends, corporate involvement in the sport, and the long-term strength of future broadcast media rights revenues.
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
Corporate Partnerships
NASCAR is a powerful brand with a loyal fan base that we believe is aware of, appreciates and supports corporate participation to a greater extent than fans of any other sports property. The combination of brand power and fan loyalty provides an attractive platform for robust corporate partnerships. The number of FORTUNE 500 companies invested in NASCAR remains higher than any other sport. More than one-in-four FORTUNE 500 companies, and one-in-two FORTUNE 100 companies, use NASCAR as part of their marketing strategy and the trend is increasing. The number of FORTUNE 500 companies investing in NASCAR increased seven percent in 2015 versus prior year; and is a 20.0 percent improvement versus 2008.
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
Looking forward to 2016, we are very encouraged by organic growth of corporate sales and new sales boosted by strong corporate demand from the grand opening of DAYTONA Rising. We also continue to see longer deal terms that provide greater long-term income visibility, further allows our sales team to focus on incremental revenue generation, and more time for sponsor activation. As of March 2016, we have sold all but one NASCAR Sprint Cup race entitlement and two Xfinity Series entitlements and have secured 92.0 percent of our total 2016 corporate sales target compared to 88.0 percent at this point in 2015. Not only are we pacing ahead of prior year sales as a percent of our full year target, but the 2016 target is more than eleven percent higher than 2015. For DAYTONA Rising, we have secured four long-term founding partnerships with Toyota, Florida Hospital, Chevrolet, and Sunoco, all of them equal or exceed ten year relationships.
Television Broadcast and Ancillary Media Rights
Domestic broadcast and ancillary media rights fees are ISC's largest revenue segment, accounting for approximately 48.7 percent of 2015 total revenues.

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
NASCAR's solid ratings, the strong demand for live sports programming and the proliferation of on-demand content were significant factors for NASCAR signing the largest broadcast rights deal in the sport's 68-year history.
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
During 2015, Sprint Cup averaged 5.1 million viewers per event with approximately 54.0 million total unique television viewers.  Viewership on FOX increased 9.0 percent year over year. On Fox Sports 1, five of the top most-viewed telecasts in network history were 2015 Sprint Cup Series events.
Sprint Cup Races on NBC reached a total audience of approximately 31.0 million, an increase of approximately 42.0 percent vs. comparable races in 2014. Five of NBCSN’s top 10 most-watched telecasts in the network’s history are 2015 NASCAR Sprint Cup races, and NASCAR powered NBCSN to its most-watched year on record. Finally, the Sprint Cup Championship race from Miami was the most-watched NASCAR season finale in a decade and set a traffic record for NBC Sports Live Extra with over 4.0 million live minutes consumed.
In early 2016, NASCAR delivers strong audiences in a broadcast environment that continues to evolve as people consume media in different ways. Even with trends toward digital and social media alternatives, NASCAR's television draw is powerful.  NASCAR Sprint Cup events ranked as the number one or two sports broadcast of the weekend for five consecutive weeks to start the season through the March 20, 2016 event at Auto Club Speedway, averaging approximately 7.8 million viewers per broadcast.
Domestic broadcast rights fees provide significant cash flow visibility to us, race teams and NASCAR over the contract term. Television broadcast rights fees received from NASCAR for the NASCAR Sprint Cup, Xfinity and Camping World Truck series events conducted at our wholly owned facilities under these agreements, and recorded as part of motorsports related revenue, were approximately $58.5 million and $60.3 million for the three months ended February 28, 2015 and February 29, 2016, respectively. Operating income generated by these media rights were approximately $42.5 million and $43.9 million for the three months ended February 28, 2015 and February 29, 2016, respectively.

As media rights revenues fluctuate so do the variable costs tied to the percentage of broadcast rights fees required to be paid to competitors as part of NASCAR Sprint Cup, Xfinity and Camping World Truck series sanction agreements. NASCAR event management fees ("NEM" or “NASCAR direct expenses”) are outlined in the sanction agreement for each event and are negotiated in advance of an event. As previously discussed, included in these NASCAR direct expenses are amounts equal to 25.0 percent of the gross domestic television broadcast rights fees allocated to our NASCAR Sprint Cup, Xfinity and Camping World Truck series events, as part of NASCAR event management fees (See “Critical Accounting Policies and Estimates - Revenue Recognition”). The NASCAR event management fees are contracted from 2016 through 2020 under the five-year sanction agreements (see Sanctioning Bodies) and paid to NASCAR to contribute to the support and growth of the sport of NASCAR stock car racing through payments to the teams and sanction fees paid to NASCAR. As such, we do not expect these costs to materially decrease in the future as a percentage of admissions and motorsports related income.
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
A key plank of NASCAR's strategy is to continue to measure and develop all of the potential ways that people consume media, whether through traditional television viewership, dynamic web/mobile content, and/or through social-media channels.  NASCAR is continually enhancing NASCAR.com and NASCAR Mobile apps to strengthen the Industry's digital presence and drive fan engagement. And NASCAR continues to gain critical Industry insights from the Fan and Media Engagement Center to better understand digital conversations and optimize engagement with the social community.
Through the first month of the season NASCAR has experienced a "mixed bag" of results with some product offerings experiencing strong growth while others have seen flat or soft demand.  Overall, the trend for digital media through five events in 2016 is holding strong measuring at approximately 10.0 million unique visitors to NASCAR.com, NASCAR mobile web and NASCAR Mobile apps.
Two bright spots in the early 2016 season are growth of fans using mobile and the mobile app, which is up approximately 8.0 percent year-over-year; and growth in the all important male 18-34 year old demographic. Both are positive digital metric trends and reflect progress in NASCAR's key strategic focus areas. On the social media front NASCAR's Facebook and Twitter accounts combined to generate over 1.0 billion impressions, representing a double digit increase over the same time period in 2015. Overall, social media showed huge increases this year with Facebook reach growing by more than three times the prior year numbers, and Twitter reach increased by more than 30.0 percent versus prior year.  This tremendous growth in engagement is a testament to the broader audience of NASCAR and what can be done with targeted activation. We expect these channels to continue to grow and believe the industry is well positioned to monetize these channels as our fans (mirroring society-at-large) consume more content.
Along with NASCAR, we closely monitor changes in the television and media landscape including announcements in 2015 by Apple, Amazon (Fire TV), DishNetwork (Sling TV), HBO (HBO Now) and others regarding direct to consumer ('a la carte' or 'Over the Top') content offerings. As the landscape continues to evolve we believe we are well positioned to navigate because of our long-term partnerships with FOX and NBC. Collectively we view the shifts in media consumption as positives for consumers and provides our sport the opportunity to develop and deliver compelling content in rich and diverse ways to interact with our fans.
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
On October 26, 2015, we entered into five year sanction agreements with NEM, an affiliate of NASCAR, for the promotion of the Company’s inventory of NASCAR Sprint Cup, Xfinity and Camping World Truck Series events. In 2016, we will conduct the following events: 21 NASCAR Sprint Cup Series events, 14 NASCAR Xfinity Series events, and 9 NASCAR Camping World Truck Series events. Each Sanction Agreement is for a term of five years. Other than the term, the Sanction Agreements are substantially similar to those entered into in previous years. The Sanction Agreements contain annual increases of between three and four percent in media rights fees for each sanctioned event conducted, and provide a specific percentage of media rights fees to be paid to competitors. The Sanction Agreements also provide for annual increases in sanction fees and non-media rights related prize and point fund monies (to be paid to competitors) of approximately four percent annually over the term of the Sanction Agreements. NASCAR and NEM are controlled by members of the France Family Group which controls approximately 72.0 percent of the combined voting power of the outstanding stock of the Company, as of February 29, 2016, and some members of which serve as directors and officers of International Speedway Corporation. The Company strives to ensure, and management believes that, the terms of the Sanction Agreements are no less favorable to the Company than could be obtained in arms-length negotiation. Collectively, the media rights fees, sanction fees and non-media prize and point fund fees that we pay are referred to as NASCAR Event Management fees.
Merchandise Operations
In 2015, NASCAR and NASCAR Team Properties announced a 10-year agreement with Fanatics, to operate NASCAR’s entire at-track merchandise business and deliver fans an enhanced, experiential at-track shopping environment. As part of the agreement, Fanatics became the exclusive retailer of NASCAR and driver merchandise at trackside for all 38 NASCAR Sprint Cup Series events. In addition, Fanatics also contracted with us for 10 years of exclusive retail merchandise rights for our track trademarks and certain other intellectual property at all of our tracks. The new trackside retail model operated by Fanatics has evolved from using solely haulers for each specific team or driver to displaying all merchandise in a superstore retail environment supported by, in instances, smaller satellite retail touch points around the track. The new model provides a more personal and convenient shopping experience for race fans. We believe this improved trackside merchandise model, combined with select brand name merchandise and an upgraded on-line and mobile experience, better positions us and the industry to maximize merchandise sales while delivering top quality experience to our fans. Consequently, our wholly owned subsidiaries, Americrown and MA, no longer provide at track merchandise to fans at motorsports events and therefore no longer recognize related revenues. Instead, we receive a percentage of sales from Fanatics, recorded as part of Food, Beverage and Merchandise Revenue.
For fiscal 2015, we recognized the following non-recurring transactions associated with the transition:

•
sales of merchandise inventory to Fanatics and wholesale transactions by MA totaling approximately $10.4 million recognized in food, beverage and merchandise revenue and associated expenses totaling approximately $11.0 million recognized in food, beverage and merchandise expense;

•	general and administrative expenses associated with the transition totaling approximately $1.3 million.
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
We expect for our 2016 fiscal year that our share of the cash flow from the casino's operations will be approximately $28.0 million to $29.0 million dollars.
Since June 2013, we have pursued development of ONE DAYTONA, a premier mixed use and entertainment destination across from Daytona International Speedway (see “Liquidity and Capital Resources - ONE DAYTONA”).
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
Acts of terrorism or violence at mass gatherings or sporting events, such as the 2015 and 2016 attacks in Paris, France, and Brussels, Belgium, respectively, and any resulting public fears regarding attendance at sporting events or mass gatherings, could negatively impact attendance at our events and could increase our expenses related to insurance, security and other related matters.
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
Seasonality and Quarterly Results
We derive most of our income from a limited number of NASCAR-sanctioned races. As a result, our business has been, and is expected to remain, highly seasonal based on the timing of major racing events. Future schedule changes as determined by NASCAR or other sanctioning bodies, as well as the acquisition of additional, or divestiture of existing, motorsports entertainment facilities could impact the timing of our major events in comparison to prior or future periods. Because of the seasonal concentration of racing events, the results of operations for the three month periods ended February 28, 2015 and February 29, 2016, are not indicative of the results to be expected for the year.
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
The adjustments for 2015 relate to non-recurring, pre-opening costs incurred associated with DAYTONA Rising, accelerated depreciation, losses associated with the retirements of certain other long-lived assets, DAYTONA Rising project capitalized interest, and net gain on sale of certain assets.
The adjustments for 2016 relate to non-recurring, pre-opening costs incurred associated with DAYTONA Rising, losses associated with the retirements of certain other long-lived assets, DAYTONA Rising project capitalized interest, and net gain on sale of certain assets.

	Three Months Ended
	February 28, 2015	February 29, 2016
	(Unaudited)
	(In Thousands, Except Per Share Amounts)
Net income	$14,953	$19,831
Adjustments, net of tax:
DAYTONA Rising project	184	482
Accelerated depreciation	2,372	—
Losses on retirements of long-lived assets	963	565
DAYTONA Rising project capitalized interest	(1,571)	(385)
Net gain on sale of certain assets	(16)	(39)
Non-GAAP net income	$16,885	$20,454
Per share data:
Diluted earnings per share	$0.32	$0.43
Adjustments, net of tax:
DAYTONA Rising project	0.00	0.01
Accelerated depreciation	0.05	—
Losses on retirements of long-lived assets	0.02	0.01
DAYTONA Rising project capitalized interest	(0.03)	(0.01)
Net gain on sale of certain assets	0.00	0.00
Non-GAAP diluted earnings per share	$0.36	$0.44

In addition, during fiscal 2016, we may incur adjustments related to, but not exclusive of, non-capitalized costs or charges that could be recognized related to our ONE DAYTONA development, start up and/or financing costs should our Hollywood Casino at Kansas Speedway joint venture pursue construction of an adjacent hotel, costs related to legal settlements or judgments, the gain on the sale of our Staten Island property, and accelerated depreciation, future losses on retirements or relocation of certain long-lived assets, which could be recorded as part of capital improvements, other than DAYTONA Rising, resulting in removal of assets prior to the end of their actual useful life.

Comparison of the Results for the Three Months Ended February 29, 2016 to the Results for the Three Months Ended February 28, 2015.
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Three Months Ended
	February 28, 2015	February 29, 2016
	(Unaudited)
REVENUES:
Admissions, net	22.4%	22.4%
Motorsports and other event related	64.0	69.2
Food, beverage and merchandise	10.8	5.8
Other	2.8	2.6
Total revenues	100.0	100.0
EXPENSES:
Direct:
NASCAR event management fees	20.0	19.7
Motorsports and other event related	17.2	17.4
Food, beverage and merchandise	9.1	4.4
General and administrative	19.1	18.4
Depreciation and amortization	17.6	17.6
Losses on asset retirements	1.2	0.6
Total expenses	84.2	78.1
Operating income	15.8	21.9
Interest income	0.0	0.0
Interest expense	(1.1)	(2.2)
Equity in net income from equity investments	2.4	2.8
Other	—	—
Income before income taxes	17.1	22.5
Income taxes	6.2	8.6
Net income	10.9%	13.9%
Comparability of results for the three months ended February 29, 2016 to the same periods in fiscal 2015 was impacted by the following:

•
Year-over-year increases in operating revenues and expenses are significantly driven by the completion of the DAYTONA Rising project for the first quarter events at Daytona International Speedway (see "DAYTONA Rising: Reimagining an American Icon").

•
For the first quarter of fiscal 2015, we had recognized non-recurring transactions of approximately $4.9 million of inventory sold to Fanatics and $2.9 million of wholesale transactions by MA, which drove a total of $8.3 million in expense including product costs associated with these transactions, costs related to the transition of trackside merchandise operations to Fanatics, as well as partial period operating expenses incurred prior to the transition of Americrown and MA merchandise operations for which there was no related revenue. There were no comparable events in the same period of fiscal 2016 (see "Future Trends in Operating Results, Merchandise Operations");

•
During the three months ended February 29, 2016, we recognized approximately $0.8 million, or $0.01 per diluted share, in non-recurring, pre-opening costs that are included in general and administrative expense related to DAYTONA Rising. During the three months ended February 28, 2015, we recognized approximately $0.3 million, or less than $0.01 per diluted share, of similar costs;

•
During the three months ended February 28, 2015, we recognized approximately $3.9 million, or $0.05 per diluted share, respectively, of accelerated depreciation that was recorded due to shortening the service lives of certain assets associated with DAYTONA Rising and other projects. There were no similar costs during the three months ended February 29, 2016;

•
During the three months ended February 29, 2016, we recognized approximately $0.9 million, or $0.01 per diluted share, respectively, of losses primarily attributable to demolition and/or asset relocation costs in connection with capacity management initiatives and facility capital improvements. During the three months ended February 28, 2015, we recognized approximately $1.6 million, or $0.02 per diluted share, of similar losses associated in connection with DAYTONA Rising and capacity management initiatives; and

•
During the three months ended February 29, 2016, we capitalized approximately $0.6 million, or $0.01 per diluted share, of interest related to DAYTONA Rising. During the three months ended February 28, 2015, we recognized approximately $2.6 million, or $0.03 per diluted share, respectively, of similar interest capitalization.

Admissions revenue increased by approximately $1.3 million, or 4.3 percent, during the three months ended February 29, 2016, as compared to the same period of the prior year. The increase in the three month period ending February 29, 2016, was largely due to increased average ticket prices for the Daytona 500 and the preceding Speedweeks events. Also contributing to the period increase was higher attendance and average ticket prices for the Rolex 24 at DAYTONA.
Motorsports related revenue increased approximately $11.3 million, or 12.9 percent, during the three months ended February 29, 2016, as compared to the same period of the prior year. The increase in the three month period ending February 29, 2016, is substantially due to increases in sponsorship and hospitality revenues of approximately $9.7 million and television broadcast revenue of approximately $1.8 million for events at Daytona during the three months ended February 29, 2016. Also contributing to the three month period increase were increases in other ancillary motorsports related revenues of approximately $0.4 million. Slightly offsetting the increases were decreases in track rentals of approximately $0.6 million for the three months ended February 29, 2016.
Food, beverage and merchandise revenue decreased approximately $6.4 million, or 43.6 percent, during the three months ended February 29, 2016, as compared to the same period of the prior year. The decrease in the three month periods ending February 29, 2016, is primarily due to the aforementioned transition of merchandise operations. Partially offsetting the decrease in the three month period ended February 29, 2016, were higher motorsports related catering and concessions revenues in fiscal 2016, as compared to fiscal 2015, totaling approximately $1.4 million.
NASCAR event management fees increased approximately $0.8 million, or 2.9 percent, for the three months ended February 29, 2016, as compared to the same period of the prior year. The increase includes approximately $0.5 million attributable to increases in television broadcast rights fees, for the NASCAR Sprint Cup, Xfinity, Camping World Truck, and NASCAR affiliate series events held during the period as standard NASCAR sanctioning agreements require a specific percentage of television broadcast rights fees to be paid to competitors. The remaining increase is attributable to higher contracted NEM fees not tied to broadcast rights.
Motorsports related expenses increased approximately $1.4 million, or 5.9 percent, during the three months ended February 29, 2016, as compared to the same period of the prior year. The increase was predominately related to higher operating costs, of approximately $1.5 million, associated with the opening of the world's first motorsports stadium at Daytona. Also contributing to the increase was approximately $0.3 million of personnel related expenses and other purchased services. Slightly offsetting the increase in the three months ended February 29, 2016 were reduced expenses related to lower track rentals at various facilities of approximately $0.2 million and the timing of other ancillary events of approximately $0.2 million. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue decreased to approximately 19.1 percent for the three months ended February 29, 2016, as compared to approximately 19.9 percent for the same period in the prior year. The margin improvement in the three months ended February 29, 2016 is predominately due to the aforementioned increased revenues associated with sponsorship and hospitality, and to a lesser extent, the increase in television broadcast revenue.
Food, beverage and merchandise expense decreased approximately $6.2 million, or 49.8 percent, during the three months ended February 29, 2016, as compared to the same period of the prior year. The decreases in the three month periods are primarily due to the aforementioned transition of merchandise operations of approximately $7.6 million, as well as non-motorsports event related catering and concessions of approximately $0.1 million. Partially offsetting the decreases in the three month period ending February 29, 2016, were increases in concessions and catering of approximately $1.5 million related to Speedweeks events held at Daytona. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue decreased to approximately 75.1 percent for the three months ended February 29, 2016, compared to approximately 84.4 percent for the same respective period in the prior year. The increase in margin for the three month periods is substantially a result of the aforementioned transition in merchandising operations. Slightly offsetting the increase in margin for the three months ended February 29, 2016 was increased cost of sales related to concessions as compared to the same period in the prior year. Margins related to catering remained comparable to the same period in the prior year.
General and administrative expenses increased $0.2 million, or 0.6 percent, during the three months ended February 29, 2016, as compared to the same period of the prior year. The increase in the three month period ending February 29, 2016 is primarily due to approximately $1.1 million of costs associated with the opening of the world's first motorsports stadium at Daytona and

$0.3 million of certain administrative costs. Partially offsetting the increase was approximately $0.6 million of costs incurred related to the aforementioned transition in merchandise operations and $0.5 million of costs related to building maintenance that occurred in the three months ending February 28, 2015, for which there were no comparable costs in the same period of fiscal 2016. General and administrative expenses as a percentage of total revenues decreased to approximately 18.4 percent for the three months ended February 29, 2016, as compared to 19.1 percent for the same respective period in the prior year. The margin increase for the three months ended February 29, 2016 is predominately due to higher total revenues in fiscal 2016.
Depreciation and amortization expense increased approximately $1.0 million or 4.3 percent during the three months ended February 29, 2016, as compared to the same respective period of the prior year. Approximately $1.9 million of the increase relates to new assets placed in service associated with DAYTONA Rising for the three months ended February 29, 2016. Partially offsetting the increase is approximately $0.5 million attributable to the shortening of service lives of certain assets associated with the repaving of Watkins Glen, occurring in fiscal 2015 for which there was no comparable event in the same period of fiscal 2016, and $0.4 million related to assets that have been fully depreciated, or removed from service, for the three months ending February 29, 2016 as compared to the same period in the prior year.
Losses on retirements of long-lived assets decreased approximately $0.7 million, or 41.7 percent for the three months ended February 29, 2016. as compared to the same period of the prior year. The decrease in the three month period ending February 29, 2016 is primarily due to approximately $0.9 million of fiscal 2015 demolition costs in connection with Daytona Rising, for which there was no comparable event in the same period of fiscal 2016. Partially offsetting the decrease was an increases in demolition costs attributable to capacity management initiatives and other capital items of approximately $0.7 million.
Interest income during the three months ended February 29, 2016 was comparable to the same period of the prior year.
Interest expense during the three months ended February 29, 2016, increased approximately $1.6 million, or 110.4 percent, as compared to the same period of the prior year. The increase in the three month period ending was predominately due to assets placed in service resulting in lower capitalized interest associated with DAYTONA Rising.
Equity in net income from equity investments represents our 50.0 percent equity investment in Hollywood Casino at Kansas Speedway during the three months ended February 29, 2016 and February 28, 2015, respectively (see “Equity and Other Investments”).
Our effective income tax rate was approximately 38.3 percent for the three months ended February 29, 2016, respectively, as compared to 36.1 percent for the same respective period of the prior year (see “Income Taxes”).
As a result of the foregoing, net income for the three month period ending February 29, 2016, as compared to the same period in prior year, reflected a increase of approximately $4.9 million, or $0.11 per diluted share, respectively.
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

	November 30, 2015	February 29, 2016
	(Unaudited)
Cash and cash equivalents	$160,548	$190,092
Working capital	146,915	197,541
Total debt	265,836	265,728
At February 29, 2016, our working capital was primarily supported by our cash and cash equivalents totaling approximately $190.1 million, an increase of approximately $29.5 million from November 30, 2015. The increase in working capital at February 29, 2016, as compared to the prior period, is predominantly attributable to the refund received in February 2016 of all of the Federal income tax estimated payments made in fiscal year 2015. This was a result of the Protecting Americans from Tax Hikes Act which renewed previously expired tax legislation and was passed by Congress in December 2015 that included a retroactive renewal back to January 1, 2015.

Significant cash flow items during the three months ended February 28, 2015 and 2016, respectively, are as follows (in thousands):

	February 28, 2015	February 29, 2016
	(Unaudited)
Net cash provided by operating activities (1)	$44,730	$90,270
Capital expenditures (2)	(43,418)	(54,589)
Distribution from equity investee and affiliate (3)	5,500	4,500
Net payments related to long-term debt	(278)	(207)
Dividends paid and reacquisition of previously issued common stock (4)	—	(6,221)
(1) The increase in net cash provided by operating activities, during the three months ended February 29, 2016, as compared to the same period in the prior year, is driven primarily by the aforementioned Federal income tax refund received in February 2016
(2) Capital expenditures are predominately due to DAYTONA Rising (see "Capital Expenditures")
(3) Distributions from equity investee and affiliates, consist of amounts received as distribution from their profits and returns of capital as detailed in our statement of cash flows
(4) Amount relates to reacquisition of previously issued common stock (see "Item 2. Unregistered Sales of Equity Securities and Use of Proceeds")
Our liquidity is primarily generated from our ongoing motorsports operations, and we expect our strong operating cash flow to continue in the future. In addition, as of February 29, 2016, we have approximately $296.0 million available to draw upon under our 2012 Credit Facility, if needed. See “Future Liquidity” for additional disclosures relating certain risks that may affect our near term operating results and liquidity.
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
The current capital allocation plan contemplates the following:

•
Capital expenditures remaining under the existing $600.0 million capital expenditure plan adopted by our Board of Directors in June 2013, subsequent to November 30, 2015, total approximately $170.0 million for fiscal 2016 and 2017, consisting of remaining payments to contractors for the completion of DAYTONA Rising and certain planned capital projects at our remaining 12 motorsports facilities (see "Capital Expenditures"). This plan will be evaluated over the next 12 months and refined to include years subsequent to 2017 based on business requirements;

•
Additional capital expenditures related to phase one of the ONE DAYTONA project, should it proceed, will be approximately $120.0 million to $150.0 million in fiscal 2016 through 2017. Sources of funds will include, in addition to between $90.0 million to $100.0 million ultimately financed with borrowings, the public incentives discussed below and land to be contributed to the project. Additional guidance will be provided as costs and returns for the first phase of the project are finalized; and

•
Returning capital to shareholders is an important component of the overall capital allocation strategy. In February 2016, we announced we amended the price parameters of our share repurchase program with intention to make up to $37.0 million in open market repurchases of ISCA shares through fiscal year end November 30, 2016.  The Company has authorized its agent to purchase shares under revised parameters, which encompass price, corporate and regulatory requirements, capital availability and other market conditions. The objective of the revised parameters is to buy back shares on an opportunistic, but consistent, basis in 2016. At this time, we are targeting a total payout of approximately $50.0 million in fiscal 2016 through a combination of dividends and share repurchases. Through February 29, 2016, we have purchased 184,300 shares on the open market for a total of $6.2 million (see "Item 2. Unregistered Sales of Equity Securities and Use of Proceeds"). The ISC Board of Directors will vote on the 2016 dividend at its next meeting on April 13, 2016. The objective for the future is to deliver a sustainable return of capital program through a balance of dividend yield and share repurchases. We will review our return of capital programs and make adjustments, if necessary, on a quarterly basis.
In addition to sources of working capital and available borrowings, our ability to execute our capital allocation plans are supported by the following:

•
Federal tax legislation passed in December 2015 provides for extension of 7-year depreciation for tax purposes on certain assets placed in service during fiscal 2015 through 2016, and bonus depreciation on capital expenditures placed in service 2015 through 2019. While the tax legislation does not impact the Company’s overall tax liability, it does impact the timing of the annual payment of cash taxes. Cash taxes paid for federal and state taxes in fiscal 2015 were approximately $45.0 million. As a result of this legislation, which was passed subsequent the Company’s fiscal 2015 year-end, but retroactive for all assets placed in service during 2015, we currently estimate a net cash tax refund for fiscal 2016 between approximately $10.0 million to $15.0 million, primarily attributable to depreciation for assets placed in service related to DAYTONA Rising. Cash tax payments for fiscal 2017 are estimated to be between $55.0 million to $60.0 million;

•
In March 2016, we completed an assignment of all rights, title and interest in the mortgage and underlying promissory note to an affiliate of Matrix Development Group, a New York/New Jersey area developer, and received the remaining principal balance of $66.4 million, plus additional consideration of approximately $0.3 million. We have no further commitments or contingencies related to the property or its sale.

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
Capital expenditures for projects, including those related to DAYTONA Rising, was approximately $54.6 million for the three months ended February 29, 2016. In comparison, the Company spent approximately $43.4 million on capital expenditures for projects for the same period in fiscal 2015. Remaining capital expenditures associated with the $600.0 million capital expenditure plan will total approximately $115.4 million for the remainder of fiscal 2016 and 2017.
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

•
the previously discussed five-year capital expenditures plan at our existing facilities, which includes DAYTONA Rising and any other future fan and competitor safety, critical maintenance and regulatory compliance spending;

•	ONE DAYTONA

•	payments required in connection with the funding of the Unified Government's debt service requirements related to the TIF bonds;

•	payments related to our other existing debt service commitments;

•	contributions in connection with any future expansion of the Hollywood Casino at Kansas Speedway; and

•	our annual dividend payment and share repurchases under our Stock Purchase Plan.
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
DAYTONA Rising: Reimagining an American Icon
DAYTONA Rising is the redevelopment of the frontstretch at Daytona, ISC's 58-year-old flagship motorsports facility, to enhance the event experience for our fans, marketing partners, broadcasters and the motorsports industry.
The vision for DAYTONA Rising placed an emphasis on enhancing the complete fan experience, beginning with five expanded and redesigned fan entrances, or injectors. Each injector leads directly to a series of escalators and elevators that transport fans to any of three different concourse levels, each featuring spacious and strategically-placed social "neighborhoods" along the nearly mile-long frontstretch, where, thanks to dozens of strategically-placed video screens in every neighborhood, fans will be able to meet and socialize during events without missing any on-track action. Every seat in Daytona's frontstretch has been replaced with wider, more comfortable seating that provides pristine sight-lines. There is also twice as many restrooms and three times as many concession stands throughout the facility.
The central neighborhood, dubbed the "World Center of Racing," features open sight-lines enabling fans to catch all the on-track action while celebrating the history of Daytona International Speedway and its many unforgettable moments throughout more than 50 years of racing.
On January 12, 2016, we received our temporary certificate of occupancy which allowed us to begin moving into the facility for the upcoming race season. On January 27, 2016, ISC Chairman Jim France and Chief Executive Officer Lesa France Kennedy participated in a special ribbon-cutting ceremony to officially open the world’s first motorsports stadium during the Rolex 24 At DAYTONA Weekend on January 27-31, 2016.
For the 2016 Rolex 24 At DAYTONA Weekend, Speedweeks 2016 and the 58th annual DAYTONA 500 NASCAR Sprint Cup Series season opener, renovations for the entire facility were complete and open to guests.
We expect that by providing our fans with a better experience as well as an expansive platform for our marketing partners, including an elevated hospitality experience, DAYTONA Rising is expected to provide an immediate incremental lift in Daytona's revenues of approximately $20.0 million, and earnings before interest, taxes, depreciation and amortization ("EBITDA”) lift of approximately $15.0 million, approximately $2.1 million of which was recognized in fiscal 2015, with a mid-single-digit growth rate. We also currently anticipate the project to be accretive to our net income per share within three years of completion. While these forward-looking amounts are management’s projections and we believe they are reasonable, our actual results may vary from these estimates due to unanticipated changes in projected attendance, lower than expected ticket prices, and/or lower than forecasted corporate sponsorships. We do not know whether these expectations will ultimately prove correct and actual revenues and operating results may differ materially from these estimates.
Despite not anticipating the need for additional long-term debt to conclude funding on this project, accounting rules dictate that we capitalize a portion of the interest on existing outstanding debt during the construction period. We recorded approximately $14.6 million of capitalized interest from fiscal 2013 through the opening of the facility in fiscal 2016.
Total spending incurred for DAYTONA Rising was approximately $32.0 million, during the three months ended February 29, 2016. Since inception of the project, we have spent approximately $364.8 million and have approximately $35.2 million remaining to be spent. As part of DAYTONA Rising, we have identified existing assets that are expected to be impacted by the redevelopment and that those assets have required accelerated depreciation or losses on asset retirements. During the three months ended February 29, 2016, there were no significant losses on disposal of assets and no accelerated depreciation recorded, with a total of approximately $45.4 million recognized since the inception of the project.
In addition, our depreciation expense related directly to DAYTONA Rising increased incrementally by approximately $11.9 million in fiscal 2015, and is expected to increase by an additional $15.0 million to $16.0 million in fiscal 2016. The incremental increase in depreciation expense for fiscal 2015 is based on the timing of opening approximately forty percent of the new stadium for Budweiser Speedweeks 2015 and an additional approximate 10.0 percent of the new stadium for the 2015 Coke Zero 400.
As a result, our total depreciation expense for fiscal 2016 is estimated to be between approximately $100.0 million and $105.0 million annually, in fiscal 2016, and then decreasing, due to lower capital spending, to approximately $85.0 million to $95.0 million beginning in fiscal 2019.
In June 2014, House Bill 7095 was signed in Florida creating the Florida Sports Development Program, establishing a process for distributing state tax revenue for the construction or improvement of professional sports facilities. The DAYTONA Rising project was among the eligible applicants to receive sales tax incentives based on the project’s capital investment and amount of sales tax generated by the facility. In 2014 and 2015, we filed applications and received approvals from the state's Department of Economic Opportunity. Allocation of funds for the approved applications was not considered during the 2015 or 2016 sessions of the Florida Legislature.
ONE DAYTONA
Since June 2013, we have pursued development of ONE DAYTONA, the proposed premier mixed use and entertainment destination across from Daytona International Speedway.
We have crafted a strategy that will create synergy with DAYTONA Rising, enhance customer and partner experiences, monetize real estate on International Speedway Blvd and leverage our real estate on year-round basis.
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
We have completed the conceptual design for the first phase of ONE DAYTONA. This first phase will be comprised of three components: retail, dining and entertainment (“RD&E”); hotels; and residential.
The RD&E component of phase one will be owned and operated 100.0 percent by us. The expected total square footage for the RD&E first phase is approximately 300,000 square feet. We estimate the total cost for developing phase one to be approximately $120.0 million to $150.0 million. Sources of funds will include, in addition to borrowings , the public incentives discussed above and land to be contributed to the project.
Bass Pro Shops, America's most popular outdoor store, and Cobb Theatres, the highly respected Southeastern-based exhibitor, have executed leases to anchor ONE DAYTONA. We are in active discussions with other potential tenants for ONE DAYTONA and have recently announced leases with P.F. Chang's, Hy’s Toggery and Kilwins Confections. Additional leases will be announced in the near future.
Shaner Hotels and Prime Hospitality Group ("PHG") have been selected as hotel partners. They have executed a franchise agreement with Marriott International for an exclusive 145-room full service Autograph Collection hotel at ONE DAYTONA that will be known as The Daytona. They have also decided to move forward with their option to build a Fairfield Inn & Suites by Marriott as a flag for one of their approximately 105-room selected service hotel within ONE DAYTONA. As part of the partnership agreement, our portion of equity will be limited to our land contribution and we will share in the profits from the joint venture.
Prime Group has been selected as the partner for ONE DAYTONA’s residential development. Following an extensive request for proposal process, ONE DAYTONA chose the Florida developer based on their command of market demographics, development experience and expert property management systems. Prime Group is proceeding with the development in ONE DAYTONA for an approximately 276 luxury apartment rental units that will add additional critical mass to the overall ONE DAYTONA campus. Similar to the hotel partnership, our portion of equity will be limited to our land contribution and we will share in the profits from the joint venture.
We have commenced site work on the property and began preparations for vertical construction. We are targeting phase one completion in late 2017. Any future phases will be subject to prudent business considerations.
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
For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our annual report on Form 10-K for the year ended November 30, 2015. During the three months ended February 29, 2016, there have been no material changes in our market risk exposures.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of February 29, 2016. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of February 29, 2016.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter of fiscal 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we are a party to routine litigation incidental to our business. We do not believe that the resolution of any or all of such litigation will have a material adverse effect on our financial condition or results of operations.

ITEM 1A.	RISK FACTORS
This report and the documents incorporated by reference may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify a forward-looking statement by our use of the words “anticipate,” “estimate,” “expect,” “may,” “believe,” “objective,” “projection,” “forecast,” “goal,” and similar expressions. These forward-looking statements include our statements regarding the timing of future events, our anticipated future operations and our anticipated future financial position and cash requirements. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. We previously disclosed in response to Item 1A to Part I of our report on Form 10-K for the fiscal year ended November 30, 2015 the important factors that could cause our actual results to differ from our expectations. There have been no material changes to those risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in thousands)
December 1, 2015— December 31, 2015
Repurchase program (1)	—	—	—	$61,740
January 1, 2016 — January 31, 2016
Repurchase program (1)	—	—	—	$61,740
February 1, 2016 — February 29, 2016
Repurchase program (1)	184,300	$33.74	184,300	$55,519
	184,300		184,300

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

Since inception of the Plan through February 29, 2016, we have purchased 7,248,262 shares of our Class A common shares, for a total of approximately $274.5 million. We purchased 184,300 shares of our Class A common shares during the three month period ended February 29, 2016, at an average cost of approximately $33.74 per share (including commissions), for a total of approximately $6.2 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At February 29, 2016, we had approximately $55.5 million remaining repurchase authority under the current Stock Purchase Plan.

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

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)

Date:	April 6, 2016	/s/ Daniel W. Houser
Daniel W. Houser, Executive Vice President,
Chief Financial Officer, Treasurer