Form 10-Q
period 2016-05-31
INTERNATIONAL SPEEDWAY CORP
filed 2016-07-05
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
 FORM 10-Q
_________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2016
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class A Common Stock	26,033,499 shares	as of May 31, 2016
Class B Common Stock	19,933,533 shares	as of May 31, 2016

INTERNATIONAL SPEEDWAY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MAY 31, 2016

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30, 2015	May 31, 2016
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$160,548	$303,978
Receivables, less allowance of $1,000 in 2015 and 2016, respectively	42,112	41,150
Inventories	1,639	1,788
Income taxes receivable	572	—
Prepaid expenses and other current assets	60,673	16,981
Total Current Assets	265,544	363,897
Property and Equipment, net of accumulated depreciation of $839,039 and $887,676 respectively	1,448,964	1,455,945
Other Assets:
Equity investments	103,249	101,038
Intangible assets, net	178,626	178,627
Goodwill	118,791	118,791
Other	4,489	4,422
	405,155	402,878
Total Assets	$2,119,663	$2,222,720
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$3,074	$3,102
Accounts payable	56,968	30,810
Deferred income	38,243	93,650
Income taxes payable	—	2,654
Other current liabilities	20,344	37,082
Total Current Liabilities	118,629	167,298
Long-Term Debt	262,762	262,514
Deferred Income Taxes	336,232	392,833
Long-Term Deferred Income	6,969	6,372
Other Long-Term Liabilities	1,856	2,246
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 26,348,051 and 25,643,237 issued and outstanding in 2015 and 2016, respectively	263	256
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 19,942,136 and 19,933,533 issued and outstanding in 2015 and 2016, respectively	199	199
Additional paid-in capital	449,136	442,754
Retained earnings	946,940	951,239
Accumulated other comprehensive loss	(3,323)	(2,991)
Total Shareholders’ Equity	1,393,215	1,391,457
Total Liabilities and Shareholders’ Equity	$2,119,663	$2,222,720
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Three Months Ended
	May 31, 2015	May 31, 2016
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$33,260	$30,473
Motorsports and other event related	115,084	121,002
Food, beverage and merchandise	11,574	10,289
Other	4,092	5,797
	164,010	167,561
EXPENSES:
Direct:
NASCAR event management fees	44,902	46,484
Motorsports and other event related	34,090	36,067
Food, beverage and merchandise	8,962	7,559
General and administrative	27,400	27,776
Depreciation and amortization	24,757	25,986
Losses on asset retirements	4,682	10
	144,793	143,882
Operating income	19,217	23,679
Interest income	25	56
Interest expense	(2,602)	(3,684)
Equity in net income from equity investments	4,502	4,169
Other	627	11,936
Income before income taxes	21,769	36,156
Income taxes	8,414	14,258
Net income	$13,355	$21,898

Dividends per share	$0.26	$0.41
Earnings per share:
Basic and diluted	$0.29	$0.47

Basic weighted average shares outstanding	46,603,052	46,231,560

Diluted weighted average shares outstanding	46,618,333	46,246,727
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Six Months Ended
	May 31, 2015	May 31, 2016
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$63,804	$62,328
Motorsports and other event related	202,515	219,725
Food, beverage and merchandise	26,309	18,605
Other	7,934	9,533
	300,562	310,191
EXPENSES:
Direct:
NASCAR event management fees	72,198	74,564
Motorsports and other event related	57,588	60,947
Food, beverage and merchandise	21,405	13,805
General and administrative	53,536	54,068
Depreciation and amortization	48,766	51,032
Losses on asset retirements	6,261	930
	259,754	255,346
Operating income	40,808	54,845
Interest income	44	86
Interest expense	(4,070)	(6,773)
Equity in net income from equity investments	7,746	8,139
Other	653	12,000
Income before income taxes	45,181	68,297
Income taxes	16,873	26,568
Net income	$28,308	$41,729

Dividends per share	$0.26	$0.41
Earnings per share:
Basic and diluted	$0.61	$0.90

Basic weighted average shares outstanding	46,593,547	46,424,992

Diluted weighted average shares outstanding	46,607,669	46,439,802
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Comprehensive Income

	Three Months Ended
	May 31, 2015	May 31, 2016
	(Unaudited)
	(In Thousands)
Net income	$13,355	$21,898
Other comprehensive income:
Amortization of terminated interest rate swap, net of tax benefit of $106 and $103, respectively	165	167
Comprehensive income	$13,520	$22,065

	Six Months Ended
	May 31, 2015	May 31, 2016
	(Unaudited)
	(In Thousands)
Net income	$28,308	$41,729
Other comprehensive income:
Amortization of terminated interest rate swap, net of tax benefit of $212 and $209, respectively	329	332
Comprehensive income	$28,637	$42,061

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statement of Shareholders’ Equity

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(Unaudited) (In Thousands)
Balance at November 30, 2015	$263	$199	$449,136	$946,940	$(3,323)	$1,393,215
Activity 12/1/15 — 5/31/16:
Net income	—	—	—	41,729	—	41,729
Comprehensive income	—	—	—	—	332	332
Cash dividend ($0.41 per share)	—	—	—	(18,863)	—	(18,863)
Reacquisition of previously issued common stock	(8)	—	(7,302)	(18,567)	—	(25,877)
Conversion of Class B Common Stock to Class A Common Stock	—	—	—	—	—	—
Other	1	—	(612)	—	—	(611)
Stock-based compensation	—	—	1,532	—	—	1,532
Balance at May 31, 2016	$256	$199	$442,754	$951,239	$(2,991)	$1,391,457
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Six Months Ended
	May 31, 2015	May 31, 2016
	(Unaudited)
	(In Thousands)
OPERATING ACTIVITIES
Net income	$28,308	$41,729
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of Staten Island property	—	(13,631)
Depreciation and amortization	48,766	51,032
Stock-based compensation	1,438	1,532
Amortization of financing costs	889	887
Interest and other consideration received on Staten Island note receivable	2,324	1,162
Deferred income taxes	3,003	56,392
Income from equity investments	(7,746)	(8,139)
Distribution from equity investee	8,321	8,714
Loss on retirements of long-lived assets, non-cash	379	896
Other, net	(644)	(227)
Changes in operating assets and liabilities:
Receivables, net	(21,766)	962
Inventories, prepaid expenses and other assets	(5,701)	(10,846)
Accounts payable and other liabilities	(3,558)	(5,218)
Deferred income	49,896	54,810
Income taxes	(7,049)	3,190
Net cash provided by operating activities	96,860	183,245
INVESTING ACTIVITIES
Capital expenditures	(75,928)	(81,778)
Distribution from equity investee	5,179	1,636
Proceeds from sale of Staten Island property	—	66,728
Proceeds from sale of assets	—	472
Other, net	43	(2)
Net cash used in investing activities	(70,706)	(12,944)
FINANCING ACTIVITIES
Payment of long-term debt	(560)	(418)
Reacquisition of previously issued common stock	(983)	(26,453)
Net cash used in financing activities	(1,543)	(26,871)
Net increase in cash and cash equivalents	24,611	143,430
Cash and cash equivalents at beginning of period	158,847	160,548
Cash and cash equivalents at end of period	$183,458	$303,978
See accompanying notes

International Speedway Corporation
Notes to Consolidated Financial Statements
May 31, 2016
(Unaudited)
1. Basis of Presentation
The accompanying consolidated interim financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States for interim financial information but do not include all of the information and disclosures required for complete financial statements. The consolidated balance sheet at November 30, 2015, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest annual report on Form 10-K for International Speedway Corporation and its wholly-owned subsidiaries (the “Company” or “ISC”). In management’s opinion, the statements include all adjustments which are necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature.
Because of the seasonal concentration of racing events, the results of operations for the three and six months ended May 31, 2015 and 2016, respectively, are not indicative of the results to be expected for the year.
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
In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes". The objective of this Update is to simplify the presentation of deferred income taxes. The amendments in this Update require that deferred assets and liabilities be classified as long-term on the balance sheet instead of separating the deferred taxes into current and non-current amounts. The Company believes that this treatment of deferred taxes reduces the complexity of financial reporting while improving the usefulness of the information provided to users of the financial statements. As a result the Company elected to early adopt this Update prospectively as of November 30, 2015 .
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
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended May 31, 2015 and 2016 (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	May 31, 2015	May 31, 2016	May 31, 2015	May 31, 2016
Numerator:
Net income	$13,355	$21,898	$28,308	$41,729
Denominator:
Weighted average shares outstanding	46,603,052	46,231,560	46,593,547	46,424,992
Effect of dilutive securities	15,281	15,167	14,122	14,810
Diluted weighted average shares outstanding	46,618,333	46,246,727	46,607,669	46,439,802

Basic and diluted earnings per share	$0.29	$0.47	$0.61	$0.90

Anti-dilutive shares excluded in the computation of diluted earnings per share	104,150	90,390	104,525	90,882
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
The Company has accounted for Kansas Entertainment as an equity investment in the consolidated financial statements as of May 31, 2015 and 2016. The Company's 50.0 percent portion of Kansas Entertainment’s net income, which is before income taxes as the joint venture is a disregarded entity for income tax purposes, was approximately $4.5 million and $4.2 million for the three months ended May 31, 2015 and 2016, respectively, and approximately $7.7 million and $8.1 million for the six months ended May 31, 2015 and 2016, respectively, and is included in Equity in net income from equity investments in the consolidated statements of operations.
Pre-tax distributions from Kansas Entertainment for the six months ended May 31, 2016, totaling approximately $10.4 million, consist of approximately $8.7 million received as a distribution from its profits, were included in net cash provided by operating activities on the Company's consolidated statement of cash flows, with the remaining approximately $1.6 million received, recognized as a return of capital from investing activities on the Company's consolidated statement of cash flows. Pre-tax distributions from Kansas Entertainment for the six months ended May 31, 2015, totaling $13.5 million, consisted of approximately $8.3 million received as a distribution from its profits, were included in net cash provided by operating activities on the Company's consolidated statement of cash flows, with the remaining approximate $5.2 million received, recognized as a return of capital from investing activities on the Company's consolidated statement of cash flows.

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
The Company received $7.5 million, less closing and other administrative costs, of the sales price at closing. The remaining sales price was financed by the Company through a secured mortgage interest in 380 Development as well as the underlying property. The mortgage balance bore interest at an annual rate of 7.0 percent. In accordance with the terms of the agreement, the Company received a principal payment of approximately $6.1 million plus interest on the mortgage balance through February 29, 2016. The remaining purchase price of $66.4 million was due in March 2016. The Company has accounted for the transaction using the cost recovery method and has deferred the recognition of profit of approximately $1.9 million, and interest totaling approximately $11.4 million at May 31, 2016, until the carrying amount of the property was recovered, upon final payment.
In March 2016, the Company completed an assignment of all rights, title and interest in the mortgage and underlying promissory note to an affiliate of Matrix Development Group, a New York/New Jersey area developer, and received the remaining principal balance of $66.4 million, plus additional consideration of approximately $0.3 million. The Company has no further commitments or contingencies related to the property or its sale. As a result, in the second quarter of fiscal 2016, the Company recorded a gain of approximately $13.6 million, comprised of the aforementioned deferred gain, interest, and other consideration paid. The deferred gain of $1.9 million is included in Other operating revenue in the Company's consolidated statement of operations, and the interest, and additional consideration received, is included in Other in the Company's consolidated statement of operations.
The net proceeds from the sale, combined with the mortgage interest and related cash tax benefits, provided the Company with approximately $129.8 million in incremental cash flow through the term of the mortgage.

5. Goodwill and Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of the major classes of intangible assets relating to the Motorsports Event segment are as follows (in thousands):

	November 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$10	$—
Other	114	94	20
Total amortized intangible assets	124	104	20
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793
Total non-amortized intangible assets	178,606	—	178,606
Total intangible assets	$178,730	$104	$178,626

	May 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$10	$—
Other	116	95	21
Total amortized intangible assets	126	105	21
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793
Total non-amortized intangible assets	178,606	—	178,606
Total intangible assets	$178,732	$105	$178,627
The following table presents current and expected amortization expense of the existing intangible assets as of May 31, 2016 for each of the following periods (in thousands):

Amortization expense for the six months ended May 31, 2016	$1
Remaining estimated amortization expense for the year ending November 30:
2016	1
2017	1
2018	1
2019	1
2020 and thereafter	16
There were no changes in the carrying value of goodwill during the three and six months ended May 31, 2016.

6. Long-Term Debt
Long-term debt consists of the following (in thousands):

	November 30, 2015		May 31, 2016
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
4.63 percent Senior Notes	$65,000	$(261)	$65,000	$(236)
3.95 percent Senior Notes	100,000	(370)	100,000	(349)
6.25 percent Term Loan	48,726	—	48,309	—
TIF bond debt service funding commitment	54,646	(1,905)	54,677	(1,785)
Revolving Credit Facility	—	—	—	—
	268,372	(2,536)	267,986	(2,370)
Less: current portion	3,408	(334)	3,436	(334)
	$264,964	$(2,202)	$264,550	$(2,036)
The Company's $65.0 million principal amount of senior unsecured notes (“4.63 percent Senior Notes”) bear interest at 4.63 percent and are due January 2021. The 4.63 percent Senior Notes require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.63 percent Senior Notes may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company’s wholly owned domestic subsidiaries are guarantors of the 4.63 percent Senior Notes. Certain restrictive covenants of the 4.63 percent Senior Notes require that the Company's ratio of its Consolidated Funded Indebtedness to its Consolidated EBITDA ("leverage ratio") does not exceed 3.50 to 1.0, and its Consolidated EBITDA to Consolidated Interest Expense ("interest coverage ratio") is not less than 2.0 to 1.0. In addition, the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 4.63 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of May 31, 2016, the Company was in compliance with its various restrictive covenants. At May 31, 2016, outstanding principal on the 4.63 percent Senior Notes was approximately $65.0 million.
The Company's $100.0 million principal amount of senior unsecured notes (“3.95 percent Senior Notes”) bear interest at 3.95 percent and are due September 2024. The 3.95 percent Senior Notes require semi-annual interest payments on March 13 and September 13 through their maturity. The 3.95 percent Senior Notes may be redeemed in whole or in part, at the Company's option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company's wholly owned domestic subsidiaries are guarantors of the 3.95 percent Senior Notes. Certain restrictive covenants of the 3.95 percent Senior Notes require that the Company's leverage ratio does not exceed 3.50 to 1.0, and its interest coverage ratio is not less than 2.0 to 1.0. In addition the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 3.95 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of May 31, 2016, the Company was in compliance with its various restrictive covenants. At May 31, 2016, outstanding principal on the 3.95 percent Senior Notes was approximately $100.0 million.
The term loan (“6.25 percent Term Loan”), related to the Company’s International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.25 percent, and a current monthly payment of approximately $323,000. At May 31, 2016, the outstanding principal on the 6.25 percent Term Loan was approximately $48.3 million.
At May 31, 2016, outstanding taxable special obligation revenue (“TIF”) bonds, in connection with the financing of Kansas Speedway, totaled approximately $54.7 million, net of the unamortized discount, which is comprised of a $5.4 million principal amount, 6.15 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.75 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
The Company's $300.0 million revolving credit facility (“2012 Credit Facility”) contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions, provides for separate sub-limits of $25.0 million for standby letters of credit and $10.0 million for swing line loans. The 2012 Credit Facility is scheduled to mature in November 2017. Interest accrues, at the Company's option, at either LIBOR plus 100.0 — 162.5 basis points or a base rate loan at the highest of i) Wells Fargo Bank's prime lending rate, ii) the Federal Funds rate, as in effect from time to time, plus 0.5 percent, and iii) one month LIBOR plus 1.0 percent. The 2012 Credit Facility also contains a commitment fee ranging from 0.125 percent to 0.225 percent of unused amounts available for borrowing. The interest rate margin on the LIBOR borrowings and commitment fee are variable depending on the better of the Company's debt rating as determined by specified rating agencies or its leverage ratio. Certain of the Company's wholly owned domestic subsidiaries are guarantors on the 2012 Credit Facility. The 2012 Credit Facility requires that the Company's leverage ratio does not exceed 3.50 to 1.0 (4.0 to 1.0 for the four quarters ending after any Permitted Acquisition), and its interest coverage ratio is not less than 2.5 to 1.0. The 2012 Credit Facility also contains various other affirmative and negative restrictive covenants including, among others, limitations on indebtedness, investments, sales of assets, certain transactions with affiliates, entering into certain restrictive agreements and making certain restricted payments as detailed in the agreement. As of May 31, 2016, the Company was in compliance with its various restrictive covenants. At May 31, 2016, the Company had no outstanding borrowings under the 2012 Credit Facility.
Financing costs are being amortized on a straight-line method, which approximates the effective yield method, over the life of the related financing.
Total interest expense incurred by the Company for the three and six months ended May 31, 2015 and May 31, 2016, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2015	May 31, 2016	May 31, 2015	May 31, 2016
Interest expense	$4,087	$4,024	$8,161	$8,037
Less: capitalized interest	1,485	340	4,091	1,264
Net interest expense	$2,602	$3,684	$4,070	$6,773
7. Financial Instruments
Various inputs are considered when determining the carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, which approximate fair value due to the short-term maturities of these assets and liabilities. These inputs are summarized in the three broad levels listed below:

•	Level 1 — observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets

•	Level 2 — other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.)

•	Level 3 — significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)
At May 31, 2016, the Company had money market funds totaling approximately $68.4 million which are included in cash and cash equivalents in its consolidated balance sheet. All inputs used to determine fair value are considered level 1 inputs.
Fair values of long-term debt are based on quoted market prices at the date of measurement. The Company’s credit facilities approximate fair value as they bear interest rates that approximate market. These inputs used to determine fair value are considered level 2 inputs. The fair value of the remaining long-term debt, as determined by quotes from financial institutions, was approximately $284.8 million compared to the carrying amount of approximately $268.4 million and approximately $293.8 million compared to the carrying amount of approximately $268.0 million at November 30, 2015 and May 31, 2016, respectively.
The Company had no financial instruments that used level 3 inputs as of May 31, 2016.
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

Since inception of the Plan through May 31, 2016, the Company has purchased 7,821,633 shares of its Class A common shares, for a total of approximately $294.1 million. We purchased 757,671 shares of our Class A common shares during the six month period ended May 31, 2016, at an average cost of approximately $34.15 per share (including commissions), for a total of approximately $25.9 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At May 31, 2016, the Company had approximately $35.9 million remaining repurchase authority under the current Stock Purchase Plan.
In April 2016, the Company's Board of Directors approved an annual dividend of $0.41 per share, for a total of approximately $18.9 million, paid on June 30, 2016, to common stockholders of record on May 31, 2016.
9. Long-Term Stock Incentive Plan
In May 2016, the Company awarded and issued a total of 92,583 restricted shares of the Company’s Class A common shares to certain officers and managers under the Company’s Long-Term Stock Incentive Plan (the “2006 Plan”). The shares of restricted stock awarded in May 2016, vest at the rate of 50.0 percent on the third anniversary of the award date and the remaining 50.0 percent on the fifth anniversary of the award date. The weighted average grant date fair value of these restricted share awards was $33.49 per share. In accordance with ASC 718, “Compensation — Stock Compensation” the Company is recognizing stock-based compensation on these restricted shares awarded on the accelerated method over the requisite service period.

10. Comprehensive Income
Comprehensive income is the change in equity of an enterprise except those resulting from shareholder transactions. Accumulated other comprehensive loss consists of the following (in thousands):

	November 30, 2015	May 31, 2016
Terminated interest rate swap, net of tax benefit of $2,176 and $1,967, respectively	$3,323	$2,991
11. Income Taxes
Changes in certain state tax rates are the principal causes of the increased effective income tax rate for the three and six months ended May 31, 2016 as compared to three and six months ended May 31, 2015.
The Company's effective income tax rate was approximately 38.7 percent and 37.3 percent for the three and six months ended May 31, 2015, respectively, and approximately 39.4 percent and 38.9 percent for the three and six months ended May 31, 2016, respectively.
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
NASCAR and IMSA, which sanction many of the Company’s principal racing events, are members of the France Family Group, which controls approximately 72.5 percent of the combined voting power of the outstanding stock of the Company, as of November 30, 2015, and some members of which serve as directors and officers of the Company. Standard NASCAR and IMSA sanction agreements require racetrack operators to pay event management fees (collectively "NASCAR event management or NEM fees"), which include prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Total NEM fees paid by the Company were approximately $44.9 million and $46.5 million for the three months ended May 31, 2015 and May 31, 2016, respectively, and approximately $72.2 million and $74.6 million for the six months ended May 31, 2015 and May 31, 2016, respectively.
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire NASCAR Sprint Cup, Xfinity and Camping World Truck series schedules. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Sprint Cup, Xfinity and Camping World Truck series event as a component of its sanction fees. The promoter records 90.0 percent of the gross broadcast rights fees as revenue and then records 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors. Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event. The Company’s television broadcast and ancillary rights fees received from NASCAR for the NASCAR Sprint Cup, Xfinity, and Camping World Truck series events conducted at its wholly owned facilities, and recorded as part of motorsports related revenue, were approximately $83.8 million and $88.0 million for three months ended May 31, 2015 and May 31, 2016, respectively, and approximately $142.4 million and $148.3 million for the six months ended May 31, 2015 and May 31, 2016, respectively.

13. Commitments and Contingencies
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. Kansas Speedway Corporation ("KSC"), wholly-owned subsidiary of the Company, has agreed to guarantee the payment of principal and any required premium and interest on the 2002 STAR Bonds. At May 31, 2016, the Unified Government had approximately $0.9 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling approximately $6.0 million at May 31, 2016. At May 31, 2016, there were no amounts drawn on the standby letters of credit.
Current Litigation
The Company is from time to time a party to routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation will have a material adverse effect on the Company’s financial condition or results of operations.
14. Segment Reporting
The general nature of the Company’s business is a motorsports themed amusement enterprise, furnishing amusement to the public in the form of motorsports themed entertainment. The Company’s motorsports event operations consist principally of racing events at its major motorsports entertainment facilities. The reporting units within the motorsports segment portfolio are reviewed together as the nature of the products and services, the production processes used, the type or class of customer using our products and services, and the methods used to distribute our products or provide their services are consistent in objectives and principles, and predominately uniform and centralized throughout the Company. The Company’s remaining business units, which are comprised of the radio network production and syndication of numerous racing events and programs, certain souvenir merchandising operations not associated with the promotion of motorsports events at the Company’s facilities, concessions and catering operations for non-motorsports events, construction management services, building and facility leasing operations, and financing and licensing operations are included in the “All Other” segment. The Company evaluates financial performance of the business units on operating profit after allocation of corporate general and administrative (“G&A”) expenses. Corporate G&A expenses are allocated to business units based on each business unit’s net revenues to total net revenues.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at prices comparable to unaffiliated customers. The following tables provide segment reporting of the Company for the three and six months ended May 31, 2015 and May 31, 2016 (in thousands):

	Three Months Ended May 31, 2015
	Motorsports Event	All Other	Total
Revenues	$160,831	$3,762	$164,593
Depreciation and amortization	23,535	1,222	24,757
Operating income (loss)	19,098	119	19,217
Capital expenditures	32,140	370	32,510
Total assets	1,671,716	484,021	2,155,737
Equity investments	—	115,486	115,486
	Three Months Ended May 31, 2016
	Motorsports Event	All Other	Total
Revenues	$158,065	$10,061	$168,126
Depreciation and amortization	24,903	1,083	25,986
Operating income (loss)	21,893	1,786	23,679
Capital expenditures	18,967	8,222	27,189
Total assets	1,678,588	544,132	2,222,720
Equity investments	—	101,038	101,038
	Six Months Ended May 31, 2015
	Motorsports Event	All Other	Total
Revenues	$285,580	$15,901	$301,481
Depreciation and amortization	46,223	2,543	48,766
Operating income (loss)	43,463	(2,655)	40,808
Capital expenditures	72,997	2,931	75,928
	Six Months Ended May 31, 2016
	Motorsports Event	All Other	Total
Revenues	$297,176	$13,931	$311,107
Depreciation and amortization	48,832	2,200	51,032
Operating income (loss)	54,809	36	54,845
Capital expenditures	70,834	10,944	81,778
Intersegment revenues were approximately $0.6 million and $0.6 million for the three months ended May 31, 2015 and May 31, 2016, respectively and approximately $0.9 million and $0.9 million for the six months ended May 31, 2015 and May 31, 2016, respectively.
During the three and six months ended May 31, 2015, the Company recognized non-recurring transactions of approximately $2.4 million and $10.3 million, respectively, of inventory sold to Fanatics and wholesale transactions by Motorsports Authentics ("MA"), which drove a total of $2.7 million and $11.0 million, respectively, in expense including product costs associated with these transactions, costs related to the transition of trackside merchandise operations to Fanatics, as well as partial period operating expenses incurred prior to the transition of Americrown and MA merchandise operations, for which there was no related revenue.
During the six months ended May 31, 2016, the Company recognized approximately $0.8 million in marketing and consulting costs that are included in general and administrative expense related to DAYTONA Rising. There were no similar costs incurred in the three months ended May 31, 2016. These costs were included in the Motorsports Event segment. During the three and six months ended May 31, 2015, the Company recognized approximately $0.4 million and $0.7 million, respectively, of similar costs.
During the three and six months ended May 31, 2016, the Company did not recognize any accelerated depreciation, due to the shortening the service lives of certain assets, associated with DAYTONA Rising and other projects. During the three and six months ended May 31, 2015, the Company recognized approximately $2.1 million and $6.0 million, respectively, of accelerated depreciation that was recorded due to the shortening the service lives of certain assets associated with DAYTONA Rising and capacity management initiatives.

During the three and six months ended May 31, 2016, the Company recognized approximately $10.0 thousand and $0.9 million, respectively, of losses primarily attributable to demolition costs in connection with other capital improvements. During the three and six months ended May 31, 2015, the Company recognized approximately $4.7 million and $6.3 million, respectively of losses associated with asset retirements primarily attributable to the removal of assets not fully depreciated in connection with capacity management initiatives, DAYTONA Rising and other capital improvements.

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
We receive distributions from the operations of our 50/50 joint venture in Kansas Entertainment, LLC (see "Equity and Other Investments - Hollywood Casino at Kansas Speedway").
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

NASCAR contracts directly with certain network providers for television rights to the entire NASCAR Sprint Cup, Xfinity and Camping World Truck series schedules. Event promoters share in the television rights fees in accordance with the provision of the sanction agreement for each NASCAR Sprint Cup, Xfinity and Camping World Truck series event. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Sprint Cup, Xfinity and Camping World Truck series event as a component of its event management fees. The promoter records 90.0 percent of the gross broadcast rights fees as revenue and then records 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors. Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event.
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
Revenues and related costs from the sale of concessions and merchandise for motorsports and non-motorsports events are recognized at the time of sale.
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
During the six months ended May 31, 2015 and May 31, 2016, we recorded before-tax charges of losses associated with asset retirements, primarily attributable to the removal of assets not fully depreciated, located at our motorsports facilities totaling approximately $6.3 million and $0.9 million, respectively.
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
As of May 31, 2016, goodwill and other intangible assets and property and equipment accounts for approximately $1.8 billion, or 78.9 percent of our total assets. We account for our goodwill and other intangible assets in accordance with ASC 350, “Intangibles — Goodwill and Other,” and for our long-lived assets in accordance with ASC 360, “Property, Plant and Equipment.”

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
In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments, we exert significant influence on the investee but do not have effective control over the investee, which adds an additional element of risk that can adversely impact our financial position and results of operations. The carrying value of our equity investments was $101.0 million at May 31, 2016.
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

We have accounted for Kansas Entertainment as an equity investment in the consolidated financial statements as of May 31, 2015 and May 31, 2016. Our 50.0 percent portion of Kansas Entertainment’s net income, which is before income taxes and the joint venture is a disregarded entity for income tax purposes, was approximately $7.7 million and $8.1 million for the six months ended May 31, 2015 and May 31, 2016, respectively, and is included in income from equity investments in the consolidated statements of operations.
Pre-tax distributions from Kansas Entertainment for the six months ended May 31, 2016, totaling approximately $10.4 million, consist of approximately $8.7 million received as a distribution from its profits, were included in net cash provided by operating activities on our consolidated statement of cash flows, with the remaining approximately $1.6 million received recognized as a return of capital from investing activities on our consolidated statement of cash flows. Pre-tax distributions from Kansas Entertainment for the six months ended May 31, 2015, totaling $13.5 million, consisted of approximately $8.3 million received as a distribution from its profits, were included in net cash provided by operating activities on our consolidated statement of cash flows, with the remaining approximate $5.2 million received recognized as a return of capital from investing activities on our consolidated statement of cash flows.
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
We received $7.5 million, less closing and other administrative costs, of the sales price at closing. The remaining sales price was financed with us holding a secured mortgage interest in 380 Development as well as the underlying property. The mortgage balance bore interest at an annual rate of 7.0 percent. In accordance with the terms of the agreement, we have received a principal payment of approximately $6.1 million plus interest on the mortgage balance through February 29, 2016. The remaining purchase price of $66.4 million was due in March 2016. We have accounted for the transaction using the cost recovery method and have deferred the recognition of profit of approximately $1.9 million, and interest totaling approximately $11.4 million at May 31, 2016, until the carrying amount of the property was recovered, upon final payment.
In March 2016, we completed an assignment of all rights, title and interest in the mortgage and underlying promissory note to an affiliate of Matrix Development Group, a New York/New Jersey area developer, and received the remaining principal balance of $66.4 million, plus additional consideration of approximately $0.3 million. We have no further commitments or contingencies related to the property or its sale. As a result, in the second quarter of fiscal 2016, we recorded a gain of approximately $13.6 million. The deferred gain of $1.9 million is included in Other operating revenue in our consolidated statement of operations, and the interest, and additional consideration, received is included in Other in our consolidated statement of operations.
The net proceeds from the sale, combined with the mortgage interest and related cash tax benefits, has provided us with approximately $129.8 million in cash through the term of the mortgage.
Income Taxes
Changes in certain state tax rates are the principal causes of the increased effective income tax rate for the three and six months ended May 31, 2016 as compared to three and six months ended May 31, 2015.
The Company's effective income tax rate was approximately 38.7 percent and 37.3 percent for the three and six months ended May 31, 2015, respectively, and approximately 39.4 percent and 38.9 percent for the three and six months ended May 31, 2016, respectively.
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
The unprecedented global economic crisis that began in 2008, which significantly impacted consumer confidence and disproportionately affected key demographics of our target customers, continues to influence the frequency with which guests attend our live, major motorsports entertainment events. Ongoing global and regional uncertainty, lack of a broad-based middle class economic recovery, and/or further weakening in the domestic economy may continue to adversely impact attendance levels, guest spending levels, and our ability to secure corporate marketing partnerships in the future. Reductions in any of these categories can directly and negatively affect revenues and profitability. Beginning in 2009, we mitigated the decline of certain revenue categories with sustainable cost containment initiatives. Beginning in 2012, we re-instituted regular merit pay increases to more normalized levels. Certain contracted amounts, such as NASCAR event management fees, increased this year, as defined in recently executed five-year Sanction Agreements covering 2016 to 2020 that include annual, contracted growth in fees (see further detail in Sanctioning Bodies section). While we are sustaining the significant cost reductions previously implemented and continuously seek ways to improve our operating efficiency without negatively impacting the guest experience, we do not expect further significant cost reductions.
Looking ahead, we expect the continuing slow, but uneven, recovery in the broader U.S. economy to provide an environment for improved attendance-related and corporate partnership revenues. Our industry is also benefiting from NASCAR securing its broadcast rights through the 2024 season with the largest broadcast rights deal in the sport's 68-year history. Consistent with major sports properties throughout the world, broadcast rights represent our company's largest revenue segment. Expanding and extending this contracted revenue will provide us unparalleled long-term cash flow visibility. We also believe the strategic initiatives and investments we and the motorsports industry have undertaken to grow the sport will continue to strengthen the long-term health of our Company.
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
Several recent and successful innovations that resulted from NASCAR initiatives that have improved on-track competition and excitement, include the introduction of refined aerodynamic and downforce specifications providing the driver more control of the car, knockout group qualifying formats, overtime rules and enhancements to the Chase for the Championship, now in all three national touring series. In January 2014 NASCAR announced a new championship format that puts greater emphasis on winning races all season long and expands the current Chase for the NASCAR Sprint Cup field to 16 drivers. For 2016, the Chase format has been expanded to both Xfinity and Camping World Truck series events, qualifying 12 drivers and 8 drivers, respectively. The Chase implements a round-by-round advancement format that ultimately rewards a battle-tested, worthy champion. The format makes every race matter even more, diminishes points racing, puts a premium on winning races and concludes with a best-of-the-best, first-to-the-finish line showdown race – all of which is exactly what fans want. The new Chase structure has driven NASCAR Sprint Cup competition to a whole new level with a thrilling, easy to understand format that we believe translates into greater fan interest and revenue opportunities for these events. Results from the 2015 Chase supported this. At the November 2015 Chase finale at Homestead, consumer and corporate participation exceeded 2014, making it the second year in a row this event's results surpassed the prior year. The final two ISC events of the 2015 season in Phoenix and Homestead were both announced as sellouts prior to the event. In addition, for the combined 2015 Chase events ISC hosted, we experienced an overall 4.0 percent increase in grandstand attendance over prior year. These are strong indicators that the Chase format along with other strategic initiatives we have implemented are creating favorable momentum that we expect to continue.
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
Admissions
Driving event sellouts and creating excess demand is key to the optimal performance of our NASCAR Sprint Cup Series events. An important component of our operating strategy continues to be a long-standing focus on supply and demand when evaluating ticket pricing and adjusting capacity at our facilities. By effectively managing both ticket prices and seating capacity, we have historically shown the ability to stimulate ticket renewals and advance ticket sales.

Advance ticket sales provide us many benefits such as earlier cash inflow, and reducing the potential negative impact of actual or forecasted inclement weather. When evaluating ticketing initiatives, we first examine our ticket pricing structure for each segmented seating area and/or offering within our major motorsports entertainment facilities to ensure prices are on target with market demand. When determined necessary, we adjust ticket pricing. We believe our ticket pricing philosophy appropriately factors current demand and provides attractive price points for all income levels and desired fan experiences.
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
Adjusting seating capacity is another consumer-focused strategy to promote sellouts, create excess demand and in turn increase capacity utilization at our major motorsports facilities. Over the past few years, we have reduced capacity at our major motorsports facilities. A significant portion of the capacity reduction was a result of our goal to provide improved fan amenities such as wider seating, create social zones with greater fan interaction/engagement for our guests, and remove sections that do not provide desirable sight lines. Based on our experience and the continual evolution of modern sports facilities, ticket demand relies strongly on creating a more personal experience for the fans. Enhancing the live event experience to compete with the at-home television experience is a critical strategy for our future growth. Other benefits derived from capacity management include improved pricing power for our events; enticing more customers to renew or purchase tickets earlier in the sales cycle; increasing customer retention; driving greater attendance to our lead-in events, such as NASCAR's Xfinity and Camping World Truck series events; generating stronger interest from corporate sponsors; and creating a more visually compelling event for the television audience.
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
Corporate Partnerships
NASCAR is a powerful brand with a loyal fan base that we believe is aware of, appreciates and supports corporate participation to a greater extent than fans of any other sports property. The combination of brand power and fan loyalty provides an attractive platform for robust corporate partnerships. The number of FORTUNE 500 companies invested in NASCAR remains higher than any other sport. More than one-in-four FORTUNE 500 companies, and one-in-two FORTUNE 100 companies, use NASCAR as part of their marketing strategy and the trend is increasing. The number of FORTUNE 500 companies investing in NASCAR increased 7.0 percent in 2015 versus the prior year; and is a 20.0 percent improvement versus fiscal 2008.
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
Looking forward to fiscal 2016, we are very encouraged by organic growth of corporate sales and new sales boosted by strong corporate demand from the grand opening of DAYTONA Rising. For DAYTONA Rising, we have secured five long-term founding partnerships with Toyota, Florida Hospital, Chevrolet, Sunoco, and most recently Axalta, all of them equal or exceed ten year relationships. We also continue to see longer deal terms that provide greater long-term income visibility, which allows our sales team to focus on incremental revenue generation, and more time for sponsor activation. As of June 2016, we have sold all but one NASCAR Sprint Cup race entitlement and two Xfinity Series entitlements and have secured approximately

96.0 percent of our total 2016 corporate sales target compared to 97.0 percent at this point in 2015 recognizing that our 2016 target is more than 11.0 percent higher than 2015 largely driven by the success of DAYTONA Rising.
Television Broadcast and Ancillary Media Rights
Domestic broadcast and ancillary media rights fees are ISC's largest revenue segment, accounting for approximately 48.7 percent of 2015 total revenues.
In August 2013, NASCAR finalized multi-platform broadcast rights agreements with NBCUniversal (“NBC”) and FOX Broadcasting Company ("FOX") for 10 years, beginning in 2015 through the 2024 season, for the broadcast and related rights for NASCAR's three national touring series. Financial terms were not disclosed but leading industry sources estimate the combined agreements value at approximately $8.2 billion over the 10 years. The agreements include Spanish-language rights and the rights to stream authenticated NASCAR content over the broadcasters' affiliated digital platforms. The streaming and/or video-on-demand rights are often referred to as 'TV Everywhere' rights in the broadcast industry. These rights are important to the broadcasters, who can monetize alternative digital delivery methods of NASCAR content, and address the shifting ways people consume live sports content.
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
In August 2013, FOX debuted its 24-hour Fox Sports 1 network to compete with ESPN. Fox Sports 1 is available in approximately 85 million television households. In addition to NASCAR, Fox Sports 1 has new or renewed deals for Major League Baseball, college football and basketball, Ultimate Fighting Championship, Major League Soccer , United States Golf Association, as well as other sports. Fox Sports 1 represents the latest in the long migration of marquee sports from broadcast television to cable/satellite, who generally can support a higher investment due to subscriber fees that are not available to traditional networks. In 2016, Fox Sports 1 broadcast seven live NASCAR Sprint Cup events and eleven NASCAR Xfinity events.  NASCAR events and content are consistently among the highest rated programming on Fox Sports 1.
In January 2, 2012, NBC Sports Network (NBCSN) was rebranded to align NBC owned sports channels with its NBC sports division, which consists of a unique array of sports assets, including NBC Sports, NBC Olympics, NBC Sports Network ("NBCSN") , Golf Channel, 10 NBC Sports Regional Networks, NBC Sports Radio and NBC Sports Digital (Sports Live Extra). NBCSN is available in approximately 84 million pay television homes. NBC Sports Group possesses an unparalleled collection of television rights agreements, and in addition to NASCAR partners with some of the most prestigious sports properties in the world including the International Olympic Committee and United States Olympic Committee, the NFL, NHL, PGA TOUR, The R&A, PGA of America, Churchill Downs, Premier League, Tour de France, French Open, Formula One, IndyCar and many more. In 2016, NBCSN will broadcast twelve NASCAR Sprint Cup events and thirteen NASCAR Xfinity events. During the 2015 season, NASCAR events represented some of the highest rated programs for NBCSN.
For the 2015 broadcast season, NASCAR Sprint Cup was the number one or two sport of the weekend nineteen times during this span.  Year over year television ratings comparisons were difficult in 2015 due to changes in the broadcast line-up and impacts of inclement weather for events in the current and/or prior year. Despite the limited comparability of television ratings, the sport experienced positive trends with both broadcast and digital consumption metrics and our broadcast partners were pleased with the audiences driven to their fledgling sports cable channels.
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

Through June 12th of the 2016 season, NASCAR continues to deliver strong audiences in a broadcast environment where people consume media in different ways. Even as fans choose to consume content through digital and social media alternatives in addition to television viewing, NASCAR's live television draw is powerful.  NASCAR Sprint Cup events ranked as the number one or two sports broadcast of the weekend for ten weeks through the June 12th Sprint Cup event at Michigan International Speedway, and Cup events year-to-date averaged approximately 5.7 million viewers per broadcast.
Domestic broadcast rights fees provide significant cash flow visibility to us, race teams and NASCAR over the contract term. Television broadcast rights fees received from NASCAR for the NASCAR Sprint Cup, Xfinity and Camping World Truck series events conducted at our wholly owned facilities under these agreements, and recorded as part of motorsports related revenue, were approximately $142.1 million and $146.6 million for the six months ended May 31, 2015 and May 31, 2016, respectively. Operating income generated by these media rights were approximately $103.5 million and $108.2 million for the six months ended May 31, 2015 and May 31, 2016, respectively.
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
Digital Media Content
As previously mentioned, the current dynamic media landscape is a result of the increasingly diverse ways people consume media content. An internet trends study from June of 2015, reported that internet usage by adults age 18+ had grown an average of 11.0 percent per year from 2008 to 2015 representing an average of over 5 hours a day usage in 2015. Additionally, the study showed that consumption via mobile devices grew from 12.0 percent of that time to more than 50.0 percent of the time spent on-line. Traditional media sources like television and radio still make up a majority of the average time spent consuming media content per adult day, but digital media consumption whether using a personal computer or increasingly mobile devices now equal more than one-third of the average daily time consuming audio and video content and is projected to continue growing. These statistics skew higher for younger demographics who spend more time connected socially and online through mobile devices.
A key plank of NASCAR's strategy is to continue developing rich content and ensuring its delivery through all of the potential ways that people consume media, whether through traditional television viewership, dynamic web/mobile content, and/or through social-media channels. In addition, NASCAR continuously measures content consumption with balanced metrics that track all the distribution channels to gauge the effectiveness of television, digital channels, and social media interest and demand.  On the digital front, NASCAR is continually enhancing NASCAR.com and NASCAR Mobile apps to strengthen the Industry's digital presence and drive fan engagement. And NASCAR continues to gain critical Industry insights from the Fan and Media Engagement Center to better understand digital conversations and optimize engagement with the social community.
Approximately halfway through the 2016 NASCAR season NASCAR has experienced mostly positive results with its digital product offerings experiencing overall steady growth.  Digital media through fifteen events in 2016 is holding strong measuring at approximately 9 million unique visitors to NASCAR.com, NASCAR mobile web and NASCAR Mobile apps.
Two bright spots in the 2016 season are growth of fans using mobile and the mobile app, which is up approximately 8.0 percent year-over-year; and growth in the all-important male 18-34 year old demographic. Both are positive digital metric trends and reflect progress in NASCAR's key strategic focus areas. On the social media front NASCAR's platforms combined to generate over 2.0 billion social impressions and 114 million fan engagements so far in 2016. Overall, social media reach continues to increase this year with Facebook growing by almost 20% the prior year , and Twitter increased by more than 24.0 percent versus prior year.  This tremendous growth in reach and engagement is a direct result of our Industry's strategic initiatives and a testament to the broader audience of NASCAR and what can be done with targeted activation. We expect these channels to continue to grow and believe the industry is well positioned to monetize these channels as our fans (mirroring society-at-large) consume more content.
Along with NASCAR, we closely monitor changes in the television and media landscape including announcements in 2015 by AT&T, Apple, Amazon (Fire TV), DishNetwork (Sling TV), Google, HBO (HBO Now) and others regarding direct to consumer ('a la carte' or 'Over the Top') content offerings. As the landscape continues to evolve we believe we are well positioned to navigate because of our long-term partnerships with FOX and NBC, who own the rights to digital distribution of NASCAR content through our current broadcast agreement through 2024. Collectively we view the shifts in media consumption as positives for consumers and provides our sport the opportunity to develop and deliver compelling content in rich and diverse ways to interact with our fans. In addition, NASCAR continuously monitors the broadcast environment and seeks to maximize its return on content with our partners and for the industry stakeholders.
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
On October 26, 2015, we entered into five year sanction agreements with NEM, an affiliate of NASCAR, for the promotion of the Company’s inventory of NASCAR Sprint Cup, Xfinity and Camping World Truck Series events. In 2016, we will conduct the following events: 21 NASCAR Sprint Cup Series events, 14 NASCAR Xfinity Series events, and 9 NASCAR Camping World Truck Series events. Each Sanction Agreement is for a term of five years. Other than the term, the Sanction Agreements are substantially similar to those entered into in previous years. The Sanction Agreements contain annual increases of between three and 4.0 percent in media rights fees for each sanctioned event conducted, and provide a specific percentage of media rights fees to be paid to competitors. The Sanction Agreements also provide for annual increases in sanction fees and non-media rights related prize and point fund monies (to be paid to competitors) of approximately 4.0 percent annually over the term of the Sanction Agreements. NASCAR and NEM are controlled by members of the France Family Group which controls approximately 72.5 percent of the combined voting power of the outstanding stock of the Company, as of May 31, 2016, and some members of which serve as directors and officers of International Speedway Corporation. The Company strives to ensure, and management believes that, the terms of the Sanction Agreements are no less favorable to the Company than could be obtained in arms-length negotiation. Collectively, the media rights fees, sanction fees and non-media prize and point fund fees that we pay are referred to as NASCAR Event Management fees.
Merchandise Operations
In 2015, NASCAR and NASCAR Team Properties announced a 10-year agreement with Fanatics, to operate NASCAR’s entire at-track merchandise business and deliver fans an enhanced, experiential at-track shopping environment. As part of the agreement, Fanatics became the exclusive retailer of NASCAR and driver merchandise at trackside for all 38 NASCAR Sprint Cup Series events. In addition, Fanatics also contracted with us for 10 years of exclusive retail merchandise rights for our track trademarks and certain other intellectual property at all of our tracks. The new trackside retail model operated by Fanatics has evolved from using solely haulers for each specific team or driver to displaying all merchandise in a superstore retail environment supported by, in instances, smaller satellite retail touch points around the track. The new model provides a more personal and convenient shopping experience for race fans. We believe this improved trackside merchandise model, combined with select brand name merchandise and an upgraded on-line and mobile experience, better positions us and the industry to maximize merchandise sales while delivering top quality experience to our fans. Consequently, our wholly owned subsidiaries, Americrown and MA, no longer provide at track merchandise to fans at motorsports events and therefore no longer recognize related revenues and expenses. Instead, we receive a percentage of sales from Fanatics, recorded as part of Food, Beverage and Merchandise Revenue.
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
Going forward, we expect that the new merchandising model will continue to enhance the event experience for our fans and grow the operating margin contribution from the merchandise line of business. Comparable merchandise sales per capita utilizing the new superstore shopping model are, on average, approximately 7.0 percent greater than sales per capita using the 'hauler' model employed historically, a positive trend we believe will continue as Fanatics further integrates.
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
We expect for our 2016 fiscal year that our share of the pre-tax cash flow from the casino's operations will be approximately $27.0 million to $28.0 million dollars.
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
Postponement and/or Cancellation of Major Motorsports Events
We promote outdoor motorsports entertainment events. Weather conditions affect sales of, among other things, tickets, food, drinks and merchandise at these events. Poor weather conditions prior to an event, or even the forecast of poor weather conditions, could have a negative impact on us, particularly for walk-up ticket sales to events which are not sold out in advance. If an event scheduled for one of our facilities is delayed or postponed because of weather, we could incur increased expenses associated with conducting the rescheduled event, as well as possible decreased revenues from tickets, food, drinks and merchandise at the rescheduled event. Moreover, the forecast of poor weather conditions and/or the delay or postponement of an event due to weather conditions could have a negative impact on renewals for the following year. If such an event is canceled, we would incur the expenses associated with preparing to conduct the event as well as losing the revenues associated with the event.
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
Acts of terrorism or violence at mass gatherings or sporting events, prospects of war, global economic uncertainty, or a widespread outbreak of a severe epidemiological crisis, resulting in public fears regarding attendance at sporting events or mass gatherings, could negatively impact attendance at our events. Any one of these items could increase our expenses related to insurance, security and other related matters. In addition, the delay, postponement or cancellation of major motorsports events could have an adverse impact on us such as increased expenses associated with conducting the rescheduled event, as well as possible decreased revenues from tickets, food, drinks and merchandise at the rescheduled event. If such an event is canceled, we would incur the expenses associated with preparing to conduct the event as well as losing the revenues, including any live broadcast revenues, associated with the event.

Seasonality and Quarterly Results
We derive most of our income from a limited number of NASCAR-sanctioned races. As a result, our business has been, and is expected to remain, highly seasonal based on the timing of major racing events. Future schedule changes as determined by NASCAR or other sanctioning bodies, as well as the acquisition of additional, or divestiture of existing, motorsports entertainment facilities could impact the timing of our major events in comparison to prior or future periods. Because of the seasonal concentration of racing events, the results of operations for the six month periods ended May 31, 2015 and May 31, 2016, are not indicative of the results to be expected for the year.
GAAP to Non-GAAP Reconciliation
The following discussion and analysis of our financial condition and results of operations is presented below using other than U.S. generally accepted accounting principles (“non-GAAP”) and includes certain non-GAAP financial measures as identified in the reconciliation below. The non-GAAP financial measures disclosed herein do not have standard meaning and may vary from the non-GAAP financial measures used by other companies or how we may calculate those measures in other instances from time to time. Non-GAAP financial measures, such as EBITDA, which we interpret to be calculated as GAAP operating income, plus depreciation, amortization and other non-cash gain or losses, should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). Also, our “core” financial measures should not be construed as an inference by us that our future results will be unaffected by those items, which are excluded from our “core” financial measures.
The following financial information is reconciled to comparable information presented using GAAP. Non-GAAP net income and diluted earnings per share below are derived by adjusting amounts determined in accordance with GAAP for certain items presented in the accompanying selected operating statement data.
We believe such non-GAAP information is useful and meaningful, and is used by investors to assess the performance of our core operations, which primarily consists of the ongoing promotions of racing events at our major motorsports entertainment facilities. Such non-GAAP information separately identifies, displays, and adjusts for items that are not considered to be reflective of our continuing core operations at our motorsports entertainment facilities. We believe that such non-GAAP information improves the comparability of the operating results and provides a better understanding of the performance of our core operations for the periods presented.
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
The adjustments for fiscal 2015 relate to non-recurring, pre-opening costs incurred associated with DAYTONA Rising, accelerated depreciation, losses associated with the retirements of certain other long-lived assets (predominately associated with DAYTONA Rising), DAYTONA Rising project capitalized interest, and net gain on sale of certain assets (predominately associated the sale of trailers in association with the transition of merchandise operations).
The adjustments for fiscal 2016 relate to non-recurring, pre-opening costs incurred associated with DAYTONA Rising, losses associated with the retirements of certain other long-lived assets related to capacity management initiatives (which predominately includes the removal of grandstands at Richmond International Raceway ("Richmond")), DAYTONA Rising project capitalized interest, net gain on sale of certain assets (predominately associated with the sale of trailers in association with the transition of merchandise operations), and gain on sale of Staten Island property.

Amounts are in thousands, except per share data, which is shown net of income taxes, (unaudited):

	Three Months Ended May 31, 2015
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$21,769	$8,414	$13,355	$0.29
Adjustments:
DAYTONA Rising project	375	147	228	—
Accelerated depreciation	2,083	826	1,257	0.03
Losses on retirements of long-lived assets	4,682	1,838	2,844	0.06
DAYTONA Rising project capitalized interest	(1,287)	(510)	(777)	(0.02)
Net gain on sale of certain assets	(627)	(246)	(381)	(0.01)
Non-GAAP	$26,995	$10,469	$16,526	$0.35

	Three Months Ended May 31, 2016
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$36,156	$14,258	$21,898	$0.47
Adjustments:
Losses on retirements of long-lived assets	10	4	6	0.00
Gain on sale of Staten Island	(13,631)	(5,262)	(8,369)	(0.18)
Net gain on sale of certain assets	(213)	(82)	(131)	0.00
Non-GAAP	$22,322	$8,918	$13,404	$0.29

	Six Months Ended May 31, 2015
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$45,181	$16,873	$28,308	$0.61
Adjustments:
DAYTONA Rising project	677	265	412	0.01
Accelerated depreciation	5,971	2,342	3,629	0.08
Losses on retirements of long-lived assets	6,261	2,454	3,807	0.08
DAYTONA Rising project capitalized interest	(3,862)	(1,514)	(2,348)	(0.05)
Net gain on sale of certain assets	(653)	(256)	(397)	(0.01)
Non-GAAP	$53,575	$20,164	$33,411	$0.72

	Six Months Ended May 31, 2016
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$68,297	$26,568	$41,729	$0.90
Adjustments:
DAYTONA Rising project	787	304	483	0.01
Losses on retirements of long-lived assets	930	360	570	0.01
DAYTONA Rising project capitalized interest	(627)	(242)	(385)	(0.01)
Gain on sale of Staten Island	(13,631)	(5,262)	(8,369)	(0.18)
Net gain on sale of certain assets	(277)	(107)	(170)	0.00
Non-GAAP	$55,479	$21,621	$33,858	$0.73

Comparison of the Results for the Three and Six Months Ended May 31, 2016 to the Results for the Three and Six Months Ended May 31, 2015.
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Six Months Ended
	May 31, 2015	May 31, 2016
	(Unaudited)
REVENUES:
Admissions, net	21.2%	20.1%
Motorsports and other event related	67.4	70.8
Food, beverage and merchandise	8.8	6.0
Other	2.6	3.1
Total revenues	100.0	100.0
EXPENSES:
Direct:
NASCAR event management fees	24.0	24.0
Motorsports and other event related	19.2	19.6
Food, beverage and merchandise	7.1	4.5
General and administrative	17.8	17.4
Depreciation and amortization	16.2	16.5
Losses on asset retirements	2.1	0.3
Total expenses	86.4	82.3
Operating income	13.6	17.7
Interest income	0.0	0.0
Interest expense	(1.4)	(2.2)
Equity in net income from equity investments	2.6	2.7
Other	0.2	3.9
Income before income taxes	15.0	22.1
Income taxes	5.6	8.6
Net income	9.4%	13.5%
Comparability of results for the three and six months ended May 31, 2016 to the same periods in fiscal 2015 was impacted by the following:

•
Year-over-year increases in operating revenues and expenses are significantly driven by the completion of the DAYTONA Rising project prior to the first quarter of fiscal 2016 events at Daytona International Speedway ("Daytona") (see "DAYTONA Rising: Reimagining an American Icon").

•
In the second quarter of fiscal 2016, we hosted an IndyCar event held at Phoenix, for which there was no comparable event in the prior year. In the second quarter of fiscal 2015, we hosted a NASCAR Mexico series event held at Phoenix, for which there was no comparable event in fiscal 2016;

•
In the second quarter of fiscal 2016, we hosted the Country 500 music festival at Daytona, where we earned a facility rental fee and revenue from the sale of concessions. There was no comparable event in the prior year;

•
For the three and six months ended May 31, 2015, we had recognized non-recurring transactions of approximately $1.2 million and $6.1 million, respectively, of inventory sold to Fanatics and $1.3 million and $4.2 million, respectively, of wholesale transactions by MA, which drove a total of $2.7 million and $11.0 million, respectively, in expense including product costs associated with these transactions, costs related to the transition of trackside merchandise operations to Fanatics, as well as partial period operating expenses incurred prior to the transition of Americrown and MA merchandise operations for which there was no related revenue. There were no comparable transactions in the same period of fiscal 2016 (see "Future Trends in Operating Results, Merchandise Operations");

•
During the three months ended February 29, 2016, we recognized approximately $0.8 million, or $0.01 per diluted share, in non-recurring, pre-opening costs that are included in general and administrative expense related to DAYTONA Rising. There were no similar costs incurred in the second quarter of fiscal 2016. During the three and six months ended May 31, 2015, we recognized approximately $0.4 million, or less than $0.01 per diluted share, and $0.7 million, or less than $0.01 per diluted share, of similar costs;

•
During the three and six months ended May 31, 2015, we recognized approximately $2.1 million, or $0.03 per diluted share, and $6.0 million, or $0.08 per diluted share, respectively, of accelerated depreciation that was recorded due to shortening the service lives of certain assets associated with DAYTONA Rising and other projects. There were no similar costs during the three and six months ended May 31, 2016;

•
During the three and six months ended May 31, 2016, we recognized approximately $10.0 thousand, or less than $0.01 per diluted share and $0.9 million, or $0.01 per diluted share, respectively, of losses primarily attributable to demolition and/or asset relocation costs in connection with capacity management initiatives and facility capital improvements. During the three and six months ended May 31, 2015, we recognized approximately $4.7 million, or $0.06 and $6.3 million, or $0.08 per diluted share, respectively, of similar losses associated in connection with DAYTONA Rising and capacity management initiatives;

•
During the three and six months ended May 31, 2016, we capitalized approximately $0.6 million, or $0.01 per diluted share, of interest related to DAYTONA Rising. During the three and six months ended May 31, 2015, we recognized approximately $3.9 million, or $0.05 per diluted share, respectively, of similar interest capitalization; and

•
In the second quarter of fiscal 2016, we completed an assignment of all rights, title and interest in the mortgage and underlying promissory note of our Staten Island property. As a result, we recorded a gain of approximately $13.6 million, or 0.18 per diluted share, comprised of deferred gain, interest, and other consideration paid. The deferred gain of $1.9 million is included in Other operating revenue in our consolidated statement of operations, and the interest, and additional consideration, received is included in Other in our consolidated statement of operations (see "Equity and Other Investments”). There was no comparable transaction in the prior year.

Admissions revenue decreased by approximately $2.8 million, or 8.4 percent, and $1.5 million, or 2.3 percent, during the three and six months ended May 31, 2016, as compared to the same periods of the prior year. Factors driving the decrease in the three month period ending May 31, 2016, include:

•
Decreased attendance and admissions at NASCAR events held at Kansas Speedway ("Kansas"), Phoenix, Auto Club Speedway of Southern California ("Auto Club Speedway"), and Martinsville Speedway ("Martinsville");

•	The NASCAR Sprint Cup event held at Richmond International Raceway ("Richmond") was moved from its traditional Saturday evening schedule to a Sunday afternoon time slot; and

•	The threat of inclement weather during the NASCAR events held at Talladega Superspeedway ("Talladega").
These factors resulted in approximately $3.7 million of the total period decrease, as compared to the same period in the prior year. Partially offsetting the decrease in the three month period, by approximately $0.7 million, was the previously mentioned IndyCar event held at Phoenix.
The decrease in admissions revenue, in the six month period ending May 31, 2016, was due to the aforementioned items, partially offset by the increased average ticket prices for the Daytona 500 and the preceding Speedweeks events. Also contributing to the six month period increase was higher attendance and average ticket prices for the Rolex 24 at DAYTONA, as well as the previously mentioned IndyCar event held at Phoenix.
Motorsports related revenue increased approximately $5.9 million, or 5.1 percent, and $17.2 million, or 8.5 percent, during the three and six months ended May 31, 2016, as compared to the same period of the prior year. The increases in the three and six month periods ending May 31, 2016, are substantially due to increases in sponsorship and hospitality revenues of approximately $0.6 million and $10.3 million, respectively, and television broadcast revenues of approximately $2.7 million and $4.5 million, respectively. Also contributing to the three and six month periods increases were increases in other ancillary motorsports related revenues of approximately $2.6 million and $2.4 million, respectively, of which approximately $1.2 million relates to payment received in the second quarter of fiscal 2016 of ancillary rights for 2015 events that exceeded the amounts accrued at November 30, 2015, and an additional approximate $0.6 million related to the aforementioned music festival held at Daytona in the second quarter of fiscal 2016.
Food, beverage and merchandise revenue decreased approximately $1.3 million, or 11.1 percent, and $7.7 million, or 29.3 percent, during the three and six months ended May 31, 2016, as compared to the same period of the prior year. The decrease in the three and six month periods ending May 31, 2016, is primarily due to the aforementioned transition of merchandise operations of approximately $2.5 million and $10.2 million, respectively. Partially offsetting the decrease in the three and six month periods ended May 31, 2016, were concessions and catering revenues associated with the aforementioned music festival held at Daytona, of approximately $1.6 million, respectively, and the IndyCar series event held at Phoenix, of approximately $0.4 million, respectively. NASCAR event related catering and concessions revenues decreased slightly for the three months ended May 31, 2016, by approximately $0.3 million and increased for the six months ended May 31, 2016, by approximately $0.7 million, as compared to the same periods in fiscal 2015.
NASCAR event management fees increased approximately $1.6 million, or 3.5 percent, and $2.4 million, or 3.3 percent, for the three and six months ended May 31, 2016, as compared to the same period of the prior year. The increases in the three and six month periods ending May 31, 2016 include increases in television broadcast rights fees, of approximately $0.7 million and $1.2 million, respectively, for the NASCAR Sprint Cup, Xfinity, Camping World Truck, and NASCAR affiliate series events held during the period as standard NASCAR sanctioning agreements require a specific percentage of television broadcast rights fees to be paid to competitors. The remaining increase is attributable to higher contracted NEM fees not tied to broadcast rights.
Motorsports related expenses increased approximately $2.0 million, or 5.8 percent, and $3.4 million, or 5.8 percent, for the three and six months ended May 31, 2016, as compared to the same period of the prior year. The increases in the three and six month periods were predominately related to the aforementioned IndyCar series event held at Phoenix, of approximately $1.9 million, respectively, for which there was no comparable event in the same period of the prior year, and higher operating costs, of approximately $0.1 million and $1.6 million, respectively, associated with the opening of the world's first motorsports stadium at Daytona. Also contributing to the increase for the three and six months ended May 31, 2016, were approximately $1.0 million, respectively, of personnel related expenses and other purchased services. Slightly offsetting the increase in the three and six months ended May 31, 2016 were reduced expenses of approximately $0.5 million, respectively, related to the aforementioned NASCAR Mexico series event as well as reductions in purchased services related to the decreased admissions of certain NASCAR events of approximately $0.5 million and $0.6 million, respectively. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue remained fairly consistent for the three and six months ended May 31, 2016 at approximately 23.8 percent and 21.6 percent, respectively as compared to the same period in the prior year.
Food, beverage and merchandise expense decreased approximately $1.4 million, or 15.7 percent, and $7.6 million, or 35.5 percent, during the three and six months ended May 31, 2016, as compared to the same period of the prior year. The decreases in the three and six month periods are primarily due to the aforementioned transition of merchandise operations of approximately $2.1 million and $9.7 million, respectively. In addition, motorsports related concessions and catering decreased by approximately $0.4 million for the three and six months ended May 31, 2016, respectively, for events that were held in the second quarter of fiscal 2016. Partially offsetting the decreases in the three and six month period ending May 31, 2016, were increases in concessions and catering of approximately $1.3 million, respectively, which related to the music festival held at Daytona, and for the six months ending May 31, 2016, concessions and catering related to Speedweeks events held at Daytona increased by approximately $1.5 million, as compared to the same period in the prior year. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue decreased to approximately 73.5 percent and 74.2 percent for the three and six months ended May 31, 2016, compared to approximately 77.4 percent and 81.4 percent for the same respective period in the prior year. The increase in margin for the three and six month periods is substantially a result of the aforementioned transition in merchandising operations in fiscal 2015. Slightly offsetting the increase in margin for the three and six months ended May 31, 2016 was increased cost of sales related to concessions as compared to the same period in the prior year. Margins related to catering remained comparable to the same period in the prior year.
General and administrative expenses increased $0.4 million, or 1.4 percent, and $0.5 million, or 1.0 percent, during the three and six months ended May 31, 2016, as compared to the same period of the prior year. The increase in the three month period ending May 31, 2016 of approximately $0.6 million is primarily due to maintenance, other purchased services and certain administrative costs. The increase in the six month period ending May 31, 2016 is primarily due to approximately $1.1 million of costs associated with the opening of the world's first motorsports stadium at Daytona and $0.7 million of other purchased services and certain administrative costs. Partially offsetting the increase, for the three and six months ended May 31, 2016, was approximately $0.2 million and $0.8 million, respectively, of costs incurred related to the aforementioned transition in merchandise operations. In addition, partially offsetting the increase for the six months ended May 31, 2016, was $0.5 million of costs related to building maintenance that occurred in the three months ending February 28, 2015, for which there were no comparable costs in the same period of fiscal 2016. General and administrative expenses as a percentage of total revenues remained fairly consistent for the three months ended May 31, 2016 at approximately 16.6 percent. General and administrative expenses as a percentage of total revenues decreased slightly for the six months ended May 31, 2016, to 17.4 percent from 17.8 percent for the same respective period in the prior year. The slight margin increase for the six months ended May 31, 2016 is predominately due to higher total revenues in fiscal 2016.
Depreciation and amortization expense increased approximately $1.2 million, or 5.0 percent, and $2.3 million, or 4.6 percent, during the three and six months ended May 31, 2016, as compared to the same respective period of the prior year. For the three and six months ended May 31, 2016, approximately $2.0 million and $3.9 million, respectively, of the increase relates to new assets placed in service associated with DAYTONA Rising. Partially offsetting the increase for the three and six months ended May 31, 2016, is approximately $0.5 million and $0.9 million, respectively, attributable to the shortening of service lives of certain assets associated with the repaving of Watkins Glen, in fiscal 2015, for which there was no comparable event in the same periods of fiscal 2016. Also contributing to offsetting the increases for the three and six months ended May 31, 2016, are approximately $0.3 million and $0.6 million, respectively, related to assets that have been fully depreciated, or removed from service, as compared to the same period in the prior year.
Losses on retirements of long-lived assets decreased approximately $4.7 million, or 99.8 percent, and $5.3 million, or 85.1 percent for the three and six months ended May 31, 2016. as compared to the same period of the prior year. The decreases in the three and six month periods ending May 31, 2016, are primarily due to approximately $4.1 million and $5.0 million, respectively, of fiscal 2015 demolition costs in connection with DAYTONA Rising, for which there was no comparable events in the same periods of fiscal 2016. Also contributing to the decreases in the three and six month periods ending May 31, 2016, were $0.6 million and $1.0 million, respectively, of losses on retirements of long-lived assets related to other capital improvements. Partially offsetting the decrease for the six months ending May 31, 2016, was an increase in demolition costs attributable to capacity management initiatives and other capital projects of approximately $0.7 million.
Interest income during the three and six months ended May 31, 2016 was comparable to the same period of the prior year.
Interest expense during the three and six months ended May 31, 2016, increased approximately $1.1 million, or 41.6 percent, and $2.7 million, or 66.4 percent, respectively, as compared to the same periods of the prior year. The increases in the three and six month periods were predominately due to assets placed in service resulting in lower capitalized interest associated with DAYTONA Rising.
Equity in net income from equity investments represents our 50.0 percent equity investment in Hollywood Casino at Kansas Speedway during the three and six months ended May 31, 2016 and May 31, 2015, respectively (see “Equity and Other Investments”).
Our effective income tax rate was approximately 39.4 percent and 38.9 percent for the three and six months ended May 31, 2016, respectively, as compared to 38.7 percent and 37.3 percent for the same respective period of the prior year (see “Income Taxes”).
As a result of the foregoing, net income for the three and six month period ending May 31, 2016, as compared to the same period in prior year, reflected a increase of approximately $8.5 million, or $0.18 per diluted share, and $13.4 million, or $0.29 per diluted share, respectively.
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

	November 30, 2015	May 31, 2016
	(Unaudited)
Cash and cash equivalents	$160,548	$303,978
Working capital	146,915	196,599
Total debt	265,836	265,616
At May 31, 2016, our working capital was primarily supported by our cash and cash equivalents totaling approximately $304.0 million, an increase of approximately $143.4 million from November 30, 2015. The increase in working capital at February 29, 2016, as compared to the prior period, is predominantly attributable to the refund received in February 2016 of all of the Federal income tax estimated payments made in fiscal year 2015. This was a result of the Protecting Americans from Tax Hikes Act, passed by Congress in December 2015, which renewed previously expired tax legislation that included a retroactive renewal back to January 1, 2015 (see "Capital Allocation"). Also contributing to the increase in working capital were the cash proceeds from the sale of the Staten Island property (see "Equity and Other Investments - Staten Island Property").
Significant cash flow items during the six months ended May 31, 2015 and 2016, respectively, are as follows (in thousands):

	May 31, 2015	May 31, 2016
	(Unaudited)
Net cash provided by operating activities (1)	$96,860	$183,245
Capital expenditures (2)	(75,928)	(81,778)
Distribution from equity investee (3)	13,500	10,350
Proceeds from sale of Staten Island property (4)	—	66,728
Dividends paid and reacquisition of previously issued common stock (5)	(983)	(26,453)
(1) The increase in net cash provided by operating activities, during the six months ended May 31, 2016, as compared to the same period in the prior year, is driven primarily by the aforementioned Federal income tax refund received in February 2016
(2) Capital expenditures are predominately due to DAYTONA Rising (see "Capital Expenditures")
(3) Distributions from equity investee, consists of amounts received as distribution from their profits, included in net cash provided by operating activities, and returns of capital, included in net cash used from investing activities, as detailed in our statement of cash flows
(4) Represents cash proceeds from sale of Staten Island property (see "Equity and Other Investments - Staten Island Property")
(5)Amount relates to reacquisition of previously issued common stock (see "Item 2. Unregistered Sales of Equity Securities and Use of Proceeds")
Our liquidity is primarily generated from our ongoing motorsports operations and, to a lesser extent, our equity investment in Kansas Entertainment. We expect our strong operating cash flow to continue in the future. In addition, as of May 31, 2016, we have approximately $294.0 million available to draw upon under our 2012 Credit Facility, if needed. See “Future Liquidity” for additional disclosures relating certain risks that may affect our near term operating results and liquidity.
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
The current capital allocation plan contemplates the following:

•
Capital expenditures remaining under the existing $600.0 million capital expenditure plan adopted by our Board of Directors in June 2013, total approximately $170.0 million for the full years fiscal 2016 and 2017, consisting of remaining payments to contractors for the completion of DAYTONA Rising and certain planned capital projects at our remaining 12 motorsports facilities (see "Capital Expenditures"). A capital expenditure plan for our existing facilities covering years subsequent to 2017 is being developed over the next 9 months as a component of our comprehensive capital allocation program covering future years;

•
Additional capital expenditures related to phase one of the ONE DAYTONA project will be approximately $120.0 million to $150.0 million in fiscal 2016 through 2017. Sources of funds will include, in addition to between $90.0 million to $100.0 million ultimately financed with borrowings, the public incentives discussed below and land to be contributed to the project. Additional guidance will be provided as costs and returns for the first phase of the project are finalized; and

•
Returning capital to shareholders is an important component of the overall capital allocation strategy. In February 2016, we announced we amended the price parameters of our share repurchase program with intention to make up to $37.0 million in open market repurchases of ISCA shares through fiscal year end November 30, 2016.  The Company has authorized its agent to purchase shares under revised parameters, which encompass price, corporate and regulatory requirements, capital availability and other market conditions. The objective of the revised parameters is to buy back shares on an opportunistic, but consistent, basis in fiscal 2016. Through May 31, 2016, we have purchased 757,671 shares on the open market for a total of $25.9 million (see "Item 2. Unregistered Sales of Equity Securities and Use of Proceeds").

On April 13, 2016, the ISC Board of Directors approved an annual dividend of $0.41 per share, for a total of $18.9 million, paid on June 30, 2016, to common stockholders of record on May 31, 2016. The dividend approved for fiscal 2016 is an increase of approximately 58.0% over the dividend paid in fiscal 2015 of $0.26 per share. At this time, we are targeting a total payout of approximately $56.0 million in fiscal 2016 through a combination of dividends and share repurchases.
The objective for the future is to deliver a sustainable return of capital program through a balance of dividend yield and share repurchases. We will review our return of capital programs and make adjustments, if necessary, on a quarterly basis.
In addition to sources of working capital and available borrowings, our ability to execute our capital allocation plans are supported by the following:

•
Federal tax legislation passed in December 2015 provides for extension of 7-year depreciation for tax purposes on certain assets placed in service during fiscal 2015 through 2016, and bonus depreciation on capital expenditures placed in service fiscal 2015 through 2019. While the tax legislation does not impact the Company’s overall tax liability, it does impact the timing of the payment of this overall tax liability and the amount of cash taxes paid annually. Cash taxes paid for federal and state taxes in fiscal 2015 were approximately $45.0 million. As a result of this legislation, which was passed subsequent the Company’s fiscal 2015 year-end, but retroactive for all assets placed in service during 2015, we received a tax refund of approximately $47.0 million in fiscal 2016 related to overpayment of estimated taxes in prior years, primarily attributable to depreciation for assets placed in service related to DAYTONA Rising. Cash tax payments for fiscal 2016 are currently estimated to be between $30.0 million and $35.0 million. Cash tax payments for fiscal 2017 are currently estimated to be between $55.0 million to $60.0 million;

•
In March 2016, we completed an assignment of all rights, title and interest in the mortgage and underlying promissory note to an affiliate of Matrix Development Group, a New York/New Jersey area developer, and received the remaining principal balance of $66.4 million, plus additional consideration of approximately $0.3 million. We have no further commitments or contingencies related to the property or its sale. As a result, we in the second quarter of fiscal 2016, we recorded a gain of $13.6 million, comprised of a deferred gain, interest and other consideration received.

The aforementioned represents certain components of our capital allocation plan for fiscal 2016. This capital allocation plan is reviewed annually, or more frequently, if necessary, based on changes in business conditions.
Capital Expenditures
As discussed in “Future Trends in Operating Results,” an important strategy for our future growth will come from investing in our major motorsports facilities to enhance the live event experience and better enable us to effectively compete with other entertainment venues for consumer and corporate spending.
In June 2013, ISC's board of directors endorsed a capital allocation plan for fiscal 2013 through fiscal 2017 to not exceed $600.0 million in capital expenditures over that period. The five-year capital expenditure plan encompasses all capital expenditures, excluding capitalized interest, for ISC's 13 major motorsports facilities, including approximately $400.0 million for DAYTONA Rising, and any other future fan and competitor safety, critical maintenance and regulatory compliance spending.
Capital expenditures for projects, including those related to DAYTONA Rising, was approximately $81.8 million for the six months ended May 31, 2016. In comparison, the Company spent approximately $75.9 million on capital expenditures for projects for the same period in fiscal 2015. Remaining capital expenditures associated with the $600.0 million capital expenditure plan will total approximately $88.2 million for the remainder of fiscal 2016 and 2017.
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
Our cash flows consists primarily of ticket, hospitality, merchandise, catering and concession sales, contracted revenues arising from television broadcast rights and marketing partnerships, and our equity investment in Kansas Entertainment. We believe that these cash flows, along with existing cash, cash equivalents and available borrowings under our credit facility, will be sufficient to fund:

•	operations of our major motorsports facilities for the foreseeable future;

•	ONE DAYTONA;

•	the previously discussed five-year capital allocation plan at our existing facilities, which includes DAYTONA Rising;

•	payments required in connection with the funding of the Unified Government's debt service requirements related to the TIF bonds;

•	payments related to our other existing debt service commitments;

•	contributions in connection with any future expansion of the Hollywood Casino at Kansas Speedway; and

•	our annual dividend payment and share repurchases under our Stock Purchase Plan.
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
While we expect our strong cash flows to continue in the future, our financial results depend significantly on a number of factors. In addition to local, national, and global economic and financial market conditions, consumer and corporate spending could be adversely affected by security and other lifestyle conditions resulting in lower than expected future cash flows. See "Future Trends in Operating Results - Postponement and/or Cancellation of Major Motorsports Events" for further discussion of items that could have a singular or compounded material adverse effect on our financial success and future cash flow.
DAYTONA Rising: Reimagining an American Icon
DAYTONA Rising is the redevelopment of the frontstretch at Daytona, ISC's 58-year-old flagship motorsports facility, to enhance the event experience for our fans, marketing partners, broadcasters and the motorsports industry.
On May 9, 2016, we announced Axalta as the fifth Founding Partner at Daytona International Speedway's new motorsports stadium. The multi-year agreement, beginning in fiscal 2017, will provide Axalta with naming rights for the Center injector as well as branding rights within specific areas of the “World Center of Racing” zone, the central "neighborhood" overlooking the famed start/finish line inside the new stadium. The "World Center of Racing" zone is roughly the area of two football fields and celebrates the history and legacy of racing at DIS while featuring retail and dining areas, dozens of video screens and open sight-line views of the racetrack. Axalta will join Toyota, Florida Hospital, Chevrolet and Sunoco as Founding Partners.
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
Despite not incurring additional long-term debt to fund this project, accounting rules dictated that we capitalize a portion of the interest on existing outstanding debt during the construction period. We recorded approximately $14.6 million of capitalized interest from fiscal 2013 through the opening of the facility in fiscal 2016.
Total spending incurred for DAYTONA Rising was approximately $10.8 million and $42.8 million, during the three and six months ended May 31, 2016, respectively. Since inception of the project, we have spent approximately $375.6 million and have approximately $24.4 million remaining to be spent. As part of DAYTONA Rising, we have identified existing assets that were expected to be impacted by the redevelopment and that those assets required accelerated depreciation or losses on asset retirements. During the six months ended May 31, 2016, there were no significant losses on disposal of assets and no accelerated depreciation recorded, with a total of approximately $45.4 million recognized since the inception of the project.
In addition, our depreciation expense related directly to DAYTONA Rising increased incrementally by approximately $11.9 million in fiscal 2015, and is expected to increase by an additional $15.0 million to $16.0 million in fiscal 2016. The incremental increase in depreciation expense for fiscal 2015 is based on the timing of opening approximately 40.0 percent of the new stadium for Budweiser Speedweeks 2015 and an additional approximate 10.0 percent of the new stadium for the 2015 Coke Zero 400.

As a result, our total depreciation expense for fiscal 2016 is estimated to be between approximately $100.0 million and $105.0 million annually, in fiscal 2016, and then decreasing, due to lower capital spending, to approximately $85.0 million to $95.0 million beginning in fiscal 2019.
In June 2014, House Bill 7095 was signed in Florida creating the Florida Sports Development Program, establishing a process for distributing state tax revenue for the construction or improvement of professional sports facilities. The DAYTONA Rising project was among the eligible applicants to receive sales tax incentives based on the project’s capital investment and amount of sales tax generated by the facility. In fiscal 2014 and 2015, we filed applications and received approvals from the state's Department of Economic Opportunity. Allocation of funds for the approved applications was not considered during the 2015 or 2016 sessions of the Florida Legislature.
ONE DAYTONA
Since June 2013, we have pursued development of ONE DAYTONA, the proposed premier mixed use and entertainment destination across from Daytona International Speedway.
We have crafted a strategy that will create synergy with DAYTONA Rising, enhance customer and partner experiences, monetize real estate on International Speedway Blvd and leverage our real estate on a year-round basis.
ONE DAYTONA phase one boasts an approximately 300,000 square feet of premier retail, dining and entertainment district, two hotels including a Marriott Autograph Collection property, The DAYTONA, and a Fairfield Inn and Suites, along with a residential community.
Bass Pro Shops, America's most popular outdoor store, and Cobb Theatres, the highly respected Southeastern-based exhibitor, have executed leases to anchor ONE DAYTONA. We are in active discussions with other potential tenants for ONE DAYTONA and have recently announced leases with P.F. Chang's, Hy’s Toggery, It’s Sugar, Tervis, Jeremiah’s Italian Ice, Venetian Nails, Kilwins Confections, and Guitar Center. Additional leases will be announced in the near future.
Shaner Hotels and Prime Hospitality Group ("PHG") have been selected as hotel partners. They have executed a franchise agreement with Marriott International for an exclusive 145-room full service Autograph Collection hotel at ONE DAYTONA that will be known as The Daytona. They have also decided to move forward with their option to build a Fairfield Inn & Suites by Marriott as a flag for one of their approximately 105-room selected service hotel within ONE DAYTONA. As part of the partnership agreement, our portion of equity will be limited to our land contribution and we will share in the profits from the joint ventures.
PHG has been selected as the partner for ONE DAYTONA’s residential development. Following an extensive request for proposal process, ONE DAYTONA chose the Florida developer based on their command of market demographics, development experience and expert property management systems. PHG is proceeding with the development in ONE DAYTONA for an approximately 276 luxury apartment rental units that will add additional critical mass to the overall ONE DAYTONA campus. Similar to the hotel partnership, our portion of equity will be limited to our land contribution and we will share in the profits from the joint venture.
A Community Development District ("CDD") has been established for the purpose of installing and maintaining public infrastructure at ONE DAYTONA. The CDD is a local, special purpose government framework authorized by Chapter 190 of the Florida Statutes for managing and financing infrastructure to support community development. The CDD has negotiated agreements with the City of Daytona Beach and Volusia County for a total of $40.0 million in incentives to finance a portion of the estimated $53.0 million in infrastructure required to move forward with the ONE DAYTONA project. We are currently proceeding with the leasing phase of the project while simultaneously completing the various necessary requirements for the CDD to access the incentives.
We have commenced site work on the property and began vertical construction on the Cobb Theatres, while preparations for additional vertical construction is under way. We are targeting the opening of ONE DAYTONA in 2017. Any future phases will be subject to prudent business considerations.
We estimate the total cost for developing phase one to be between approximately $120.0 million and $150.0 million. Sources of funds will include, in addition to between $90.0 million to $100.0 million ultimately financed with borrowings, the public incentives discussed above and land to be contributed to the project.
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
For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our annual report on Form 10-K for the year ended November 30, 2015. During the six months ended May 31, 2016, there have been no material changes in our market risk exposures.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2016. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of May 31, 2016.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our second quarter of fiscal 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in thousands)
March 1, 2016— March 31, 2016
Repurchase program (1)	135,000	$36.13	135,000	$50,639
April 1, 2016 — April 30, 2016
Repurchase program (1)	200,000	34.71	200,000	$43,692
May 1, 2016 — May 31, 2016
Repurchase program (1)	238,371	$32.82	238,371	$35,864
	573,371		573,371

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

Since inception of the Plan through May 31, 2016, we have purchased 7,821,633 shares of our Class A common shares, for a total of approximately $294.1 million. We purchased 757,671 shares of our Class A common shares during the six month period ended May 31, 2016, at an average cost of approximately $34.15 per share (including commissions), for a total of approximately $25.9 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At May 31, 2016, we had approximately $35.9 million remaining repurchase authority under the current Stock Purchase Plan.

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

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)

Date:	July 5, 2016	/s/ Daniel W. Houser
Daniel W. Houser, Executive Vice President,
Chief Financial Officer, Treasurer