Form 10-Q
period 2016-08-31
INTERNATIONAL SPEEDWAY CORP
filed 2016-10-06
CIK 51548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
 FORM 10-Q
_________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2016
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class A Common Stock	25,869,138 shares	as of August 31, 2016
Class B Common Stock	19,770,282 shares	as of August 31, 2016

INTERNATIONAL SPEEDWAY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED AUGUST 31, 2016

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Balance Sheets

	November 30, 2015	August 31, 2016
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$160,548	$265,329
Receivables, less allowance of $1,000 in 2015 and 2016, respectively	42,112	42,846
Inventories	1,639	1,731
Income taxes receivable	572	1,492
Prepaid expenses and other current assets	60,673	22,817
Total Current Assets	265,544	334,215
Property and Equipment, net of accumulated depreciation of $839,039 and $913,656 respectively	1,448,964	1,450,279
Other Assets:
Equity investments	103,249	95,864
Intangible assets, net	178,626	178,630
Goodwill	118,791	118,791
Other	4,489	6,775
	405,155	400,060
Total Assets	$2,119,663	$2,184,554
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$3,074	$3,115
Accounts payable	56,968	26,116
Deferred income	38,243	84,053
Other current liabilities	20,344	20,358
Total Current Liabilities	118,629	133,642
Long-Term Debt	262,762	262,386
Deferred Income Taxes	336,232	396,550
Long-Term Deferred Income	6,969	6,245
Other Long-Term Liabilities	1,856	2,443
Commitments and Contingencies	—	—
Shareholders’ Equity:
Class A Common Stock, $.01 par value, 80,000,000 shares authorized; 26,348,051 and 25,479,145 issued and outstanding in 2015 and 2016, respectively	263	255
Class B Common Stock, $.01 par value, 40,000,000 shares authorized; 19,942,136 and 19,770,282 issued and outstanding in 2015 and 2016, respectively	199	197
Additional paid-in capital	449,136	440,479
Retained earnings	946,940	945,182
Accumulated other comprehensive loss	(3,323)	(2,825)
Total Shareholders’ Equity	1,393,215	1,383,288
Total Liabilities and Shareholders’ Equity	$2,119,663	$2,184,554
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Three Months Ended
	August 31, 2015	August 31, 2016
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$24,038	$22,835
Motorsports and other event related	86,628	90,245
Food, beverage and merchandise	10,521	10,845
Other	4,303	5,061
	125,490	128,986
EXPENSES:
Direct:
NASCAR event management fees	31,824	31,330
Motorsports and other event related	34,503	31,973
Food, beverage and merchandise	9,266	8,553
General and administrative	27,446	27,221
Depreciation and amortization	24,224	25,996
Losses on asset retirements	5,365	176
	132,628	125,249
Operating (loss) income	(7,138)	3,737
Interest income	41	71
Interest expense	(2,668)	(3,625)
Equity in net income from equity investments	3,486	3,346
Other	(32)	—
(Loss) income before income taxes	(6,311)	3,529
Income taxes	(2,355)	1,356
Net (loss) income	$(3,956)	$2,173

(Loss) earnings per share:
Basic and diluted	$(0.08)	$0.05

Basic weighted average shares outstanding	46,647,480	45,720,814

Diluted weighted average shares outstanding	46,647,480	45,734,854
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Operations

	Nine Months Ended
	August 31, 2015	August 31, 2016
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
REVENUES:
Admissions, net	$87,842	$85,163
Motorsports and other event related	289,143	309,970
Food, beverage and merchandise	36,830	29,450
Other	12,237	14,594
	426,052	439,177
EXPENSES:
Direct:
NASCAR event management fees	104,022	105,894
Motorsports and other event related	92,091	92,920
Food, beverage and merchandise	30,671	22,358
General and administrative	80,982	81,289
Depreciation and amortization	72,990	77,028
Losses on asset retirements	11,626	1,106
	392,382	380,595
Operating income	33,670	58,582
Interest income	85	157
Interest expense	(6,738)	(10,398)
Equity in net income from equity investments	11,232	11,485
Other	621	12,000
Income before income taxes	38,870	71,826
Income taxes	14,518	27,924
Net income	$24,352	$43,902

Dividends per share	$0.26	$0.41
Earnings per share:
Basic and diluted	$0.52	$0.95

Basic weighted average shares outstanding	46,611,656	46,189,413

Diluted weighted average shares outstanding	46,626,223	46,203,963
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Comprehensive Income

	Three Months Ended
	August 31, 2015	August 31, 2016
	(Unaudited)
	(In Thousands)
Net (loss) income	$(3,956)	$2,173
Other comprehensive income:
Amortization of terminated interest rate swap, net of tax benefit of $106 and $104, respectively	164	166
Comprehensive income	$(3,792)	$2,339

	Nine Months Ended
	August 31, 2015	August 31, 2016
	(Unaudited)
	(In Thousands)
Net income	$24,352	$43,902
Other comprehensive income:
Amortization of terminated interest rate swap, net of tax benefit of $318 and $313, respectively	493	498
Comprehensive income	$24,845	$44,400

See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statement of Shareholders’ Equity

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(Unaudited) (In Thousands)
Balance at November 30, 2015	$263	$199	$449,136	$946,940	$(3,323)	$1,393,215
Activity 12/1/15 — 8/31/16:
Net income	—	—	—	43,902	—	43,902
Comprehensive income	—	—	—	—	498	498
Cash dividend ($0.41 per share)	—	—	—	(18,859)	—	(18,859)
Exercise of stock options	—	—	136	—	—	136
Reacquisition of previously issued common stock	(11)	—	(11,158)	(26,801)	—	(37,970)
Conversion of Class B Common Stock to Class A Common Stock	2	(2)	—	—	—	—
Other	1	—	(26)	—	—	(25)
Stock-based compensation	—	—	2,391	—	—	2,391
Balance at August 31, 2016	$255	$197	$440,479	$945,182	$(2,825)	$1,383,288
See accompanying notes

INTERNATIONAL SPEEDWAY CORPORATION
Consolidated Statements of Cash Flows

	Nine Months Ended
	August 31, 2015	August 31, 2016
	(Unaudited)
	(In Thousands)
OPERATING ACTIVITIES
Net income	$24,352	$43,902
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of Staten Island property	—	(13,631)
Depreciation and amortization	72,990	77,028
Stock-based compensation	2,194	2,391
Amortization of financing costs	1,333	1,328
Interest and other consideration received on Staten Island note receivable	3,486	1,162
Deferred income taxes	(12,548)	60,005
Income from equity investments	(11,232)	(11,485)
Distribution from equity investee	12,094	12,347
Loss on retirements of long-lived assets, non-cash	428	892
Other, net	(602)	(225)
Changes in operating assets and liabilities:
Receivables, net	(7,314)	(734)
Inventories, prepaid expenses and other assets	(7,024)	(19,054)
Accounts payable and other liabilities	6	555
Deferred income	48,538	45,086
Income taxes	(9,365)	(945)
Net cash provided by operating activities	117,336	198,622
INVESTING ACTIVITIES
Capital expenditures	(105,737)	(110,234)
Distribution from equity investee	12,656	6,653
Equity investments and advances to affiliate	—	(130)
Proceeds from sale of Staten Island property	—	66,728
Proceeds from sale of assets	—	472
Other, net	103	(6)
Net cash used in investing activities	(92,978)	(36,517)
FINANCING ACTIVITIES
Payment of long-term debt	(846)	(631)
Exercise of Class A common stock options	—	136
Cash dividend paid	(12,127)	(18,859)
Reacquisition of previously issued common stock	(983)	(37,970)
Net cash used in financing activities	(13,956)	(57,324)
Net increase in cash and cash equivalents	10,402	104,781
Cash and cash equivalents at beginning of period	158,847	160,548
Cash and cash equivalents at end of period	$169,249	$265,329
See accompanying notes

International Speedway Corporation
Notes to Consolidated Financial Statements
August 31, 2016
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
Because of the seasonal concentration of racing events, the results of operations for the three and nine months ended August 31, 2015 and 2016, respectively, are not indicative of the results to be expected for the year.
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
In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes". The objective of this Update is to simplify the presentation of deferred income taxes. The amendments in this Update require that deferred assets and liabilities be classified as long-term on the balance sheet instead of separating the deferred taxes into current and non-current amounts. The Company believes that this treatment of deferred taxes reduces the complexity of financial reporting while improving the usefulness of the information provided to users of the financial statements. As a result the Company elected to early adopt this Update prospectively as of November 30, 2015.
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
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended August 31, 2015 and 2016 (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	August 31, 2015	August 31, 2016	August 31, 2015	August 31, 2016
Numerator:
Net (loss) income	$(3,956)	$2,173	$24,352	$43,902
Denominator:
Weighted average shares outstanding	46,647,480	45,720,814	46,611,656	46,189,413
Effect of dilutive securities	—	14,040	14,567	14,550
Diluted weighted average shares outstanding	46,647,480	45,734,854	46,626,223	46,203,963

Basic and diluted (loss) earnings per share	$(0.08)	$0.05	$0.52	$0.95

Anti-dilutive shares excluded in the computation of diluted earnings per share	152,896	75,068	101,436	85,591
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
The Company has accounted for Kansas Entertainment as an equity investment in the consolidated financial statements as of August 31, 2015 and 2016. The Company's 50.0 percent portion of Kansas Entertainment’s net income, which is before income taxes as the joint venture is a disregarded entity for income tax purposes, was approximately $3.5 million and $3.3 million for the three months ended August 31, 2015 and 2016, respectively, and approximately $11.2 million and $11.5 million for the nine months ended August 31, 2015 and 2016, respectively, and is included in Equity in net income from equity investments in the consolidated statements of operations.
Pre-tax distributions from Kansas Entertainment for the nine months ended August 31, 2016, totaling approximately $19.0 million, consist of approximately $12.3 million received as a distribution from its profits, were included in net cash provided by operating activities on the Company's consolidated statement of cash flows, with the remaining approximately $6.7 million received, recognized as a return of capital from investing activities on the Company's consolidated statement of cash flows. Pre-tax distributions from Kansas Entertainment for the nine months ended August 31, 2015, totaling $24.8 million, consisted of approximately $12.1 million received as a distribution from its profits, were included in net cash provided by operating activities on the Company's consolidated statement of cash flows, with the remaining approximate $12.7 million received, recognized as a return of capital from investing activities on the Company's consolidated statement of cash flows.
Fairfield Inn Hotel at ONE DAYTONA

Since June 2013, ISC has pursued development of ONE DAYTONA, the proposed premier mixed use and entertainment destination across from its Daytona International Speedway. Daytona Hotel Two, LLC ("Fairfield"), a joint venture of Daytona Hospitality Group II, LLC ("DHGII"), a subsidiary of Prime-Shaner Groups, and Daytona Beach Property Holdings Retail, LLC ("DBR"), a wholly owned indirect subsidiary of ISC, was formed to own, construct and operate a Fairfield Inn hotel. The hotel will be situated within the ONE DAYTONA development. As per the partnership agreement, the Company's 33.25 percent share of equity will be limited to its non-cash land contribution and it will share in the profits from the joint venture proportionately to its equity ownership.
In June 2016, DBR contributed land to the joint venture as per the agreement. Vertical construction of the hotel has commenced and is expected to open in third quarter of fiscal 2017. DHGII is the managing member of the Fairfield and will be responsible for the development and operations of the hotel. There were no operations as of August 31, 2016.
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

5. Goodwill and Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of the major classes of intangible assets relating to the Motorsports Event segment are as follows (in thousands):

	November 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$10	$—
Other	114	94	20
Total amortized intangible assets	124	104	20
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793
Total non-amortized intangible assets	178,606	—	178,606
Total intangible assets	$178,730	$104	$178,626

	August 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Food, beverage and merchandise contracts	$10	$10	$—
Other	120	96	24
Total amortized intangible assets	130	106	24
Non-amortized intangible assets:
NASCAR — sanction agreements	177,813	—	177,813
Other	793	—	793
Total non-amortized intangible assets	178,606	—	178,606
Total intangible assets	$178,736	$106	$178,630
The following table presents current and expected amortization expense of the existing intangible assets as of August 31, 2016 for each of the following periods (in thousands):

Amortization expense for the nine months ended August 31, 2016	$2
Remaining estimated amortization expense for the year ending November 30:
2016	—
2017	1
2018	1
2019	1
2020 and thereafter	19
There were no changes in the carrying value of goodwill during the three and nine months ended August 31, 2016.

6. Long-Term Debt
Long-term debt consists of the following (in thousands):

	November 30, 2015		August 31, 2016
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
4.63 percent Senior Notes	$65,000	$(261)	$65,000	$(223)
3.95 percent Senior Notes	100,000	(370)	100,000	(338)
6.25 percent Term Loan	48,726	—	48,095	—
TIF bond debt service funding commitment	54,646	(1,905)	54,692	(1,725)
Revolving Credit Facility	—	—	—	—
	268,372	(2,536)	267,787	(2,286)
Less: current portion	3,408	(334)	3,449	(334)
	$264,964	$(2,202)	$264,338	$(1,952)
The Company's $65.0 million principal amount of senior unsecured notes (“4.63 percent Senior Notes”) bear interest at 4.63 percent and are due January 2021. The 4.63 percent Senior Notes require semi-annual interest payments on January 18 and July 18 through their maturity. The 4.63 percent Senior Notes may be redeemed in whole or in part, at the Company’s option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company’s wholly owned domestic subsidiaries are guarantors of the 4.63 percent Senior Notes. Certain restrictive covenants of the 4.63 percent Senior Notes require that the Company's ratio of its Consolidated Funded Indebtedness to its Consolidated EBITDA ("leverage ratio") does not exceed 3.50 to 1.0, and its Consolidated EBITDA to Consolidated Interest Expense ("interest coverage ratio") is not less than 2.0 to 1.0. In addition, the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 4.63 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of August 31, 2016, the Company was in compliance with its various restrictive covenants. At August 31, 2016, outstanding principal on the 4.63 percent Senior Notes was approximately $65.0 million.
The Company's $100.0 million principal amount of senior unsecured notes (“3.95 percent Senior Notes”) bear interest at 3.95 percent and are due September 2024. The 3.95 percent Senior Notes require semi-annual interest payments on March 13 and September 13 through their maturity. The 3.95 percent Senior Notes may be redeemed in whole or in part, at the Company's option, at any time or from time to time at redemption prices as defined in the indenture. Certain of the Company's wholly owned domestic subsidiaries are guarantors of the 3.95 percent Senior Notes. Certain restrictive covenants of the 3.95 percent Senior Notes require that the Company's leverage ratio does not exceed 3.50 to 1.0, and its interest coverage ratio is not less than 2.0 to 1.0. In addition the Company may not permit the aggregate of certain Priority Debt to exceed 15.0 percent of its Consolidated Net Worth. The 3.95 percent Senior Notes contain various other affirmative and negative restrictive covenants including, among others, limitations on liens, sales of assets, mergers and consolidations and certain transactions with affiliates. As of August 31, 2016, the Company was in compliance with its various restrictive covenants. At August 31, 2016, outstanding principal on the 3.95 percent Senior Notes was approximately $100.0 million.
The term loan (“6.25 percent Term Loan”), related to the Company’s International Motorsports Center, has a 25 year term due October 2034, an interest rate of 6.25 percent, and a current monthly payment of approximately $323,000. At August 31, 2016, the outstanding principal on the 6.25 percent Term Loan was approximately $48.1 million.
At August 31, 2016, outstanding taxable special obligation revenue (“TIF”) bonds, in connection with the financing of Kansas Speedway, totaled approximately $54.7 million, net of the unamortized discount, which is comprised of a $5.4 million principal amount, 6.15 percent term bond due December 1, 2017 and a $49.7 million principal amount, 6.75 percent term bond due December 1, 2027. The TIF bonds are repaid by the Unified Government of Wyandotte County/Kansas City, Kansas (“Unified Government”) with payments made in lieu of property taxes (“Funding Commitment”) by the Company’s wholly owned subsidiary, Kansas Speedway Corporation (“KSC”). Principal (mandatory redemption) payments per the Funding Commitment are payable by KSC on October 1 of each year. The semi-annual interest component of the Funding Commitment is payable on April 1 and October 1 of each year. KSC granted a mortgage and security interest in the Kansas project for its Funding Commitment obligation.
On September 27, 2016, the Company amended and extended its existing $300.0 million credit facility, maturing November 2017, and entered into a new $300.0 million revolving credit facility (“2016 Credit Facility”). The 2016 Credit Facility contains a feature that allows the Company to increase the credit facility to a total of $500.0 million, subject to certain conditions, provides for separate sub-limits of $25.0 million for standby letters of credit and $10.0 million for swing line loans.

The 2016 Credit Facility is scheduled to mature five years from the date of inception, with two 1-year extension options. Interest accrues, at the Company's option, at either LIBOR plus 100.0 — 162.5 basis points or a base rate loan at the highest of i) Wells Fargo Bank's prime lending rate, ii) the Federal Funds rate, as in effect from time to time, plus 0.5 percent, and iii) one month LIBOR plus 1.0 percent. The 2016 Credit Facility also contains a commitment fee ranging from 0.125 percent to 0.225 percent of unused amounts available for borrowing. The interest rate margin on the LIBOR borrowings and commitment fee are variable depending on the better of the Company's debt rating as determined by specified rating agencies or its leverage ratio. Certain of the Company's wholly owned domestic subsidiaries are guarantors on the 2016 Credit Facility. The 2016 Credit Facility requires that the Company's leverage ratio does not exceed 3.50 to 1.0 (4.0 to 1.0 for the four quarters ending after any Permitted Acquisition), and its interest coverage ratio is not less than 2.5 to 1.0. The 2016 Credit Facility also contains various other affirmative and negative restrictive covenants including, among others, limitations on indebtedness, investments, sales of assets, certain transactions with affiliates, entering into certain restrictive agreements and making certain restricted payments as detailed in the agreement. As of August 31, 2016, the Company was in compliance with its various restrictive covenants. At August 31, 2016, the Company had no outstanding borrowings under its credit facility. Financing costs related to the credit facility, net of accumulated amortization, of approximately $0.3 million, have been deferred and are included in other assets as of August 31, 2016.
Financing costs are being amortized on a straight-line method, which approximates the effective yield method, over the life of the related financing.
Total interest expense incurred by the Company for the three and nine months ended August 31, 2015 and August 31, 2016, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2015	August 31, 2016	August 31, 2015	August 31, 2016
Interest expense	$4,060	$4,015	$12,221	$12,052
Less: capitalized interest	1,392	390	5,483	1,654
Net interest expense	$2,668	$3,625	$6,738	$10,398
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
At August 31, 2016, the Company had money market funds totaling approximately $68.4 million which are included in cash and cash equivalents in its consolidated balance sheet. All inputs used to determine fair value are considered level 1 inputs.
Fair values of long-term debt are based on quoted market prices at the date of measurement. The Company’s credit facilities approximate fair value as they bear interest rates that approximate market. These inputs used to determine fair value are considered level 2 inputs. The fair value of the remaining long-term debt, as determined by quotes from financial institutions, was approximately $284.8 million compared to the carrying amount of approximately $268.4 million and approximately $296.5 million compared to the carrying amount of approximately $267.8 million at November 30, 2015 and August 31, 2016, respectively.
The Company had no financial instruments that used level 3 inputs as of August 31, 2016.
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

Since inception of the Plan through August 31, 2016, the Company has purchased 8,162,487 shares of its Class A common shares, for a total of approximately $305.7 million. We purchased 1,098,525 shares of our Class A common shares during the nine month period ended August 31, 2016, at an average cost of approximately $34.04 per share (including commissions), for a total of approximately $37.4 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At August 31, 2016, the Company had approximately $24.3 million remaining repurchase authority under the current Stock Purchase Plan.
In April 2016, the Company's Board of Directors approved an annual dividend of $0.41 per share, for a total of approximately $18.9 million, paid on June 30, 2016, to common stockholders of record on May 31, 2016.
9. Long-Term Stock Incentive Plan
In May 2016, the Company awarded and issued a total of 92,583 restricted shares of the Company’s Class A common shares to certain officers and managers under the Company’s Long-Term Stock Incentive Plan (the “2006 Plan”). The shares of restricted stock awarded in May 2016, vest at the rate of 50.0 percent on the third anniversary of the award date and the remaining 50.0 percent on the fifth anniversary of the award date. The weighted average grant date fair value of these restricted share awards was $33.49 per share. In accordance with ASC 718, “Compensation — Stock Compensation” the Company is recognizing this stock-based compensation on these restricted shares awarded on the accelerated method over the requisite service period.
In July 2016, the Company awarded and issued a total of 8,073 restricted shares of the Company’s Class A common shares to certain non-employee directors, under the 2006 Plan. The shares of restricted stock awarded in July 2016, vest at the rate of 100.0 percent on the one year anniversary of the award date. The weighted average grant date fair value of these restricted share awards was $33.45 per share. In accordance with ASC 718, “Compensation — Stock Compensation” the Company is recognizing this stock-based compensation on these restricted shares awarded on the straight-line method over the requisite service period.
10. Comprehensive Income
Comprehensive income is the change in equity of an enterprise except those resulting from shareholder transactions. Accumulated other comprehensive loss consists of the following (in thousands):

	November 30, 2015	August 31, 2016
Terminated interest rate swap, net of tax benefit of $2,176 and $1,862, respectively	$3,323	$2,825
11. Income Taxes
Changes in certain state tax rates are the principal causes of the increased effective income tax rate for the three and nine months ended August 31, 2016 as compared to three and nine months ended August 31, 2015.
The Company's effective income tax rate was approximately 37.3 percent and 37.4 percent for the three and nine months ended August 31, 2015, respectively, and approximately 38.4 percent and 38.9 percent for the three and nine months ended August 31, 2016, respectively.
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
Under current agreements, NASCAR contracts directly with certain network providers for television rights to the entire NASCAR Sprint Cup, Xfinity and Camping World Truck series schedules. Under the terms of this arrangement, NASCAR retains 10.0 percent of the gross broadcast rights fees allocated to each NASCAR Sprint Cup, Xfinity and Camping World Truck series event as a component of its sanction fees. The promoter records 90.0 percent of the gross broadcast rights fees as revenue and then records 25.0 percent of the gross broadcast rights fees as part of its awards to the competitors, included in NASCAR event management fees (discussed below). Ultimately, the promoter retains 65.0 percent of the net cash proceeds from the gross broadcast rights fees allocated to the event. The Company’s television broadcast and ancillary rights fees received from NASCAR for the NASCAR Sprint Cup, Xfinity, and Camping World Truck series events conducted at its wholly owned facilities, and recorded as part of motorsports related revenue, were approximately $56.3 million and $56.8 million for three months ended August 31, 2015 and August 31, 2016, respectively, and approximately $198.6 million and $205.1 million for the nine months ended August 31, 2015 and August 31, 2016, respectively. The Company recorded prize money of approximately $15.6 million and $15.7 million for the three months ended August 31, 2015 and August 31, 2016, and approximately $55.1 million and $56.5 million for the nine months ended August 31, 2015 and August 31, 2016, included in NASCAR event management fees (discussed below) related to the aforementioned 25.0 percent of gross broadcast rights fees ultimately paid to competitors.
Standard NASCAR and IMSA sanction agreements require racetrack operators to pay event management fees (collectively "NASCAR event management or NEM fees"), which include prize and point fund monies for each sanctioned event conducted. The prize and point fund monies are distributed by NASCAR to participants in the events. Total NEM fees paid by the Company were approximately $31.8 million and $31.3 million for the three months ended August 31, 2015 and August 31, 2016, respectively, and approximately $104.0 million and $105.9 million for the nine months ended August 31, 2015 and August 31, 2016, respectively.
13. Commitments and Contingencies
In October 2002, the Unified Government issued subordinate sales tax special obligation revenue bonds (“2002 STAR Bonds”) totaling approximately $6.3 million to reimburse the Company for certain construction already completed on the second phase of the Kansas Speedway project and to fund certain additional construction. The 2002 STAR Bonds, which require annual debt service payments and are due December 1, 2022, will be retired with state and local taxes generated within the speedway’s boundaries and are not the Company’s obligation. Kansas Speedway Corporation ("KSC"), wholly-owned subsidiary of the Company, has agreed to guarantee the payment of principal and any required premium and interest on the 2002 STAR Bonds. At August 31, 2016, the Unified Government had approximately $0.9 million outstanding on 2002 STAR Bonds. Under a keepwell agreement, the Company has agreed to provide financial assistance to KSC, if necessary, to support KSC’s guarantee of the 2002 STAR Bonds.
In connection with the Company’s automobile and workers’ compensation insurance coverages and certain construction contracts, the Company has standby letter of credit agreements in favor of third parties totaling approximately $6.0 million at August 31, 2016. At August 31, 2016, there were no amounts drawn on the standby letters of credit.
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at prices comparable to unaffiliated customers. The following tables provide segment reporting of the Company for the three and nine months ended August 31, 2015 and August 31, 2016 (in thousands):

	Three Months Ended August 31, 2015
	Motorsports Event	All Other	Total
Revenues	$109,854	$16,024	$125,878
Depreciation and amortization	23,009	1,215	24,224
Operating income (loss)	(5,890)	(1,248)	(7,138)
Capital expenditures	28,230	1,579	29,809
Total assets	1,674,431	460,766	2,135,197
Equity investments	—	107,721	107,721
	Three Months Ended August 31, 2016
	Motorsports Event	All Other	Total
Revenues	$118,531	$10,863	$129,394
Depreciation and amortization	24,918	1,078	25,996
Operating income (loss)	2,939	798	3,737
Capital expenditures	18,844	9,612	28,456
Total assets	1,672,589	511,965	2,184,554
Equity investments	—	95,864	95,864
	Nine Months Ended August 31, 2015
	Motorsports Event	All Other	Total
Revenues	$395,434	$31,925	$427,359
Depreciation and amortization	69,232	3,758	72,990
Operating income (loss)	37,573	(3,903)	33,670
Capital expenditures	101,227	4,510	105,737
	Nine Months Ended August 31, 2016
	Motorsports Event	All Other	Total
Revenues	$415,707	$24,794	$440,501
Depreciation and amortization	73,750	3,278	77,028
Operating income (loss)	57,748	834	58,582
Capital expenditures	89,678	20,556	110,234
Intersegment revenues were approximately $0.4 million and $0.4 million for the three months ended August 31, 2015 and August 31, 2016, respectively and approximately $1.3 million and $1.3 million for the nine months ended August 31, 2015 and August 31, 2016, respectively.
During the three and nine months ended August 31, 2015, the Company recognized non-recurring transactions of approximately $0.7 million and $10.5 million, respectively, of inventory sold to Fanatics and wholesale transactions by Motorsports Authentics ("MA"), which drove a total of $1.0 million and $12.0 million, respectively, in expense including product costs associated with these transactions, costs related to the transition of trackside merchandise operations to Fanatics, as well as partial period operating expenses incurred prior to the transition of Americrown and MA merchandise operations, for which there was no related revenue.
During the nine months ended August 31, 2016, the Company recognized approximately $0.8 million in marketing and consulting costs that are included in general and administrative expense related to DAYTONA Rising. There were no similar costs incurred in the three months ended August 31, 2016. These costs were included in the Motorsports Event segment. During the three and nine months ended August 31, 2015, the Company recognized approximately $0.4 million and $1.1 million, respectively, of similar costs.
During the three and nine months ended August 31, 2016, the Company did not recognize any accelerated depreciation, due to the shortening the service lives of certain assets, associated with DAYTONA Rising and other projects. During the three and nine months ended August 31, 2015, the Company recognized approximately $1.0 million and $6.9 million, respectively, of accelerated depreciation that was recorded due to the shortening the service lives of certain assets associated with DAYTONA Rising and capacity management initiatives.

During the three and nine months ended August 31, 2016, the Company recognized approximately $0.2 million and $1.1 million, respectively, of losses primarily attributable to removal of certain assets not not fully depreciated, and demolition costs, in connection with capacity management initiatives and other capital improvements. During the three and nine months ended August 31, 2015, the Company recognized approximately $5.4 million and $11.6 million, respectively of losses associated with asset retirements primarily attributable to the removal of assets not fully depreciated in connection with capacity management initiatives, DAYTONA Rising and other capital improvements.

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
During the nine months ended August 31, 2015 and August 31, 2016, we recorded before-tax charges of losses associated with asset retirements, primarily attributable to the removal of assets not fully depreciated, located at our motorsports facilities totaling approximately $11.6 million and $1.1 million, respectively.
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
As of August 31, 2016, goodwill and other intangible assets and property and equipment accounts for approximately $1.7 billion, or 80.0 percent of our total assets. We account for our goodwill and other intangible assets in accordance with ASC 350, “Intangibles — Goodwill and Other,” and for our long-lived assets in accordance with ASC 360, “Property, Plant and Equipment.”

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
In addition, our growth strategy includes investing in certain joint venture opportunities. In these equity investments, we exert significant influence on the investee but do not have effective control over the investee, which adds an additional element of risk that can adversely impact our financial position and results of operations. The carrying value of our equity investments was $95.9 million at August 31, 2016.
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

We have accounted for Kansas Entertainment as an equity investment in the consolidated financial statements as of August 31, 2015 and August 31, 2016. Our 50.0 percent portion of Kansas Entertainment’s net income, which is before income taxes and the joint venture is a disregarded entity for income tax purposes, was approximately $11.2 million and $11.5 million for the nine months ended August 31, 2015 and August 31, 2016, respectively, and is included in income from equity investments in the consolidated statements of operations.
Pre-tax distributions from Kansas Entertainment for the nine months ended August 31, 2016, totaling approximately $19.0 million, consist of approximately $12.3 million received as a distribution from its profits, were included in net cash provided by operating activities on our consolidated statement of cash flows, with the remaining approximately $6.7 million received recognized as a return of capital from investing activities on our consolidated statement of cash flows. Pre-tax distributions from Kansas Entertainment for the nine months ended August 31, 2015, totaling $24.8 million, consisted of approximately $12.1 million received as a distribution from its profits, were included in net cash provided by operating activities on our consolidated statement of cash flows, with the remaining approximate $12.7 million received recognized as a return of capital from investing activities on our consolidated statement of cash flows.
Fairfield Inn Hotel at ONE DAYTONA
Since June 2013, we have pursued development of ONE DAYTONA, the proposed premier mixed use and entertainment destination across from its Daytona International Speedway. Daytona Hotel Two, LLC ("Fairfield"), a joint venture of Daytona Hospitality Group II, LLC ("DHGII"), a subsidiary of Prime-Shaner Groups, and Daytona Beach Property Holdings Retail, LLC ("DBR"), a wholly owned indirect subsidiary of ISC, was formed to own, construct and operate a Fairfield Inn hotel. The hotel will be situated within the ONE DAYTONA development. As per the partnership agreement, our 33.25 percent share of equity will be limited to our non-cash land contribution and we will share in the profits from the joint venture proportionately to our equity ownership.
In June 2016, DBR contributed land to the joint venture as per the agreement. Vertical construction of the hotel has commenced and is expected to open in third quarter of fiscal 2017. DHGII is the managing member of the Fairfield and will be responsible for the development and operations of the hotel. There were no operations as of August 31, 2016.
As part of the ONE DAYTONA project, we have entered into additional joint ventures, which are structured similarly to the Fairfield joint venture, where our share of equity will be limited to our non-cash land contribution and we will share in the profits from the joint venture proportionately to our equity ownership. These joint venture projects include The Daytona, a full service Marriott Autograph Collection hotel, and a residential component of the ONE DAYTONA project (see "Liquidity and Capital Resources - ONE DAYTONA").
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

Income Taxes
Changes in certain state tax rates are the principal causes of the increased effective income tax rate for the three and nine months ended August 31, 2016 as compared to three and nine months ended August 31, 2015.
The Company's effective income tax rate was approximately 37.3 percent and 37.4 percent for the three and nine months ended August 31, 2015, respectively, and approximately 38.4 percent and 38.9 percent for the three and nine months ended August 31, 2016, respectively.
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
The unprecedented global economic crisis that began in 2008, which significantly impacted consumer confidence and disproportionately affected key demographics of our target customers, continues to influence the frequency with which guests attend our live, major motorsports entertainment events. Ongoing global and regional uncertainty, lack of a broad-based middle class economic recovery, and/or further weakening in the domestic economy may continue to adversely impact attendance levels, guest spending levels, and our ability to secure corporate marketing partnerships in the future. Reductions in any of these categories can directly and negatively affect revenues and profitability. Beginning in 2009, we mitigated the decline of certain revenue categories with sustainable cost containment initiatives. Beginning in 2012, we re-instituted regular merit pay increases to more normalized levels. Certain contracted amounts, such as NASCAR event management fees, increased this year, as defined in recently executed five-year Sanction Agreements covering 2016 to 2020 that include annual, contracted growth in fees (see further detail in Sanctioning Bodies section). While we are sustaining the significant cost reductions implemented in previous years, we continuously seek ways to improve our operating efficiency without negatively impacting the guest experience.
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

We support NASCAR's industry strategy on a number of fronts. As referenced above, we are committed to improving our major motorsports facilities to enhance guest experiences and create stronger fan engagement. Specifically, one of the most ambitious and important projects in our history is the redevelopment of the frontstretch of the Daytona International Speedway, the Company's 58-year-old flagship motorsports facility. The new Daytona International Speedway is the world's first and only motorsports stadium featuring unique experiences for our guests and providing several new marketing platforms for corporate partners, broadcasters and industry stakeholders. Fan and stakeholder feedback was overwhelmingly positive and financial results demonstrate that we are well on our way toward meeting our financial expectations from the project (See "DAYTONA Rising: Reimagining an American Icon"). We remain very confident that elevating the experience at the most important and iconic motorsports facility in North America will drive further growth for the DAYTONA 500 brand, our 12 other major motorsports facilities' brands and NASCAR's brand. We are also confident, that this strategic project will positively influence attendance trends, corporate involvement in the sport, and the long-term strength of future broadcast media rights revenues.
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
It is important that we maintain the integrity of our ticket pricing model by ensuring our customers who purchase tickets during the renewal period get preferential pricing. We do not adjust pricing downward inside of the sales cycle to avoid rewarding last-minute ticket buyers by discounting tickets. Further, we closely monitor and manage the availability of promotional tickets. Encouraging late cycle buying and offering excess promotional tickets could have a detrimental effect on our ticket pricing model and long-term value of our business. We believe it is more important to encourage advance ticket sales and maintain price integrity to achieve long-term growth rather than to capture short-term incremental revenue at the expense of our customers who purchased tickets during the renewal period. We continue to implement innovative ticket pricing strategies to capture incremental admissions revenue including ticket price increases over time as the event nears and adjusting pricing of specific seats within a section or row with desirable attributes and greater demand.
To provide our guests with the best fan experience possible, we have improved fan amenities such as wider seating, increased the amount of social zones to promote greater fan interaction/engagement for our guests, and adjusted sight lines for better viewing. Based on our experience, and the continual evolution of modern sports facilities, ticket demand relies strongly on creating a more personal experience for the fans. Enhancing the live event experience to differentiate it from the at-home television viewing experience is a critical strategy for our future growth. Other benefits derived from capacity management include improved pricing power for our events; enticing more customers to renew or purchase tickets earlier in the sales cycle; increasing customer retention; driving greater attendance to our lead-in events, such as NASCAR's Xfinity and Camping World Truck series events; generating stronger interest from corporate sponsors; and creating a more visually compelling event for the television audience.
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
We are very encouraged by organic growth of corporate sales and new sales boosted by strong corporate demand from the grand opening of DAYTONA Rising. For DAYTONA Rising, we have secured five long-term founding partnerships with Toyota, Florida Hospital, Chevrolet, Sunoco, and most recently Axalta, all of them equal or exceed ten year relationships. We also continue to see longer deal terms that provide greater long-term income visibility, which allows our sales team to focus on incremental revenue generation, and more time for sponsor activation. As of September 2016, we have sold all but one NASCAR Sprint Cup race entitlement. For fiscal 2016, we have agreements in place for over 100.0 percent of our gross marketing partnership revenue target, which is an increase of approximately 12.0 percent compared to fiscal 2015, primarily related to DAYTONA Rising. This is compared to last year at this time when we had approximately 97.0 percent of our gross marketing partnership revenue target sold and had an open entitlement for one NASCAR Xfinity series event. With the vast majority of our event entitlements secured, we can focus more resources on official status categories, which will better position us to meet our gross marketing partnership revenue target for fiscal 2017.
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
In August 2013, FOX debuted its 24-hour Fox Sports 1 network to compete with ESPN. Fox Sports 1 is available in approximately 85 million television households. In addition to NASCAR, Fox Sports 1 has new or renewed deals for Major League Baseball, college football and basketball, Ultimate Fighting Championship, Major League Soccer, United States Golf Association, as well as other sports. Fox Sports 1 represents the latest in the long migration of marquee sports from broadcast television to cable/satellite, who generally can support a higher investment due to subscriber fees that are not available to traditional networks. In 2016, Fox Sports 1 broadcast seven live NASCAR Sprint Cup events and eleven NASCAR Xfinity events.  NASCAR events and content are consistently among the highest rated programming on Fox Sports 1.
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
To date for the 2016 season, NASCAR continues to deliver strong audiences in a changing media consumption environment. Even as fans of all sporting events choose to consume content through digital and social media alternatives in addition to television viewing, NASCAR's live television draw is powerful.  NASCAR Sprint Cup events ranked as the number one or two sports broadcast of the weekend for sixteen weeks through the September 11th Sprint Cup event at Richmond International Raceway ("Richmond"), and Cup events year-to-date averaged approximately 5.0 million viewers per broadcast.
Domestic broadcast rights fees provide significant cash flow visibility to us, race teams and NASCAR over the contract term. Television broadcast rights fees received from NASCAR for the NASCAR Sprint Cup, Xfinity and Camping World Truck series events conducted at our wholly owned facilities under these agreements, and recorded as part of motorsports related revenue, were approximately $198.3 million and $203.2 million for the nine months ended August 31, 2015 and August 31, 2016, respectively. Operating income generated by these media rights were approximately $144.3 million and $149.4 million for the nine months ended August 31, 2015 and August 31, 2016, respectively.
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
Through the September 11th Sprint Cup weekend event at Richmond, the 2016 NASCAR season NASCAR has experienced mostly positive results with its digital product offerings experiencing overall steady growth.  Digital media year to date in 2016 is holding strong measuring at approximately 46.0 million unique visitors to NASCAR.com, NASCAR mobile web and NASCAR Mobile apps.

Two bright spots in the 2016 season are growth of fans using mobile and the mobile app, which is up approximately 8.0 percent year-over-year; and growth in the all-important male 18-34 year old demographic. Both are positive digital metric trends and reflect progress in NASCAR's key strategic focus areas. On the social media front NASCAR's platforms combined to generate over 3.1 billion social impressions and 189.0 million fan engagements so far in 2016. Overall, social media reach continues to increase this year with Facebook growing by almost 20.0 percent the prior year, and Twitter increased by more than 24.0 percent versus prior year.  This tremendous growth in reach and engagement is a direct result of our Industry's strategic initiatives and a testament to the broader audience of NASCAR and what can be done with targeted activation. We expect these channels to continue to grow and believe the industry is well positioned to monetize these channels as our fans (mirroring society-at-large) consume more content.
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
In October 2015, we entered into five year sanction agreements with NEM, an affiliate of NASCAR, for the promotion of the Company’s inventory of NASCAR Sprint Cup, Xfinity and Camping World Truck Series events. In fiscal 2016, we will conduct 21 NASCAR Sprint Cup Series events, 14 NASCAR Xfinity Series events, and 9 NASCAR Camping World Truck Series events. Each Sanction Agreement is for a term of five years. Other than the term, the Sanction Agreements are substantially similar to those entered into in previous years. The Sanction Agreements contain annual increases of between 3.0 percent and 4.0 percent in media rights fees for each sanctioned event conducted, and provide a specific percentage of media rights fees to be paid to competitors. The Sanction Agreements also provide for annual increases in sanction fees and non-media rights related prize and point fund monies (to be paid to competitors) of approximately 4.0 percent annually over the term of the Sanction Agreements. NASCAR and NEM are controlled by members of the France Family Group which controls approximately 73.0 percent of the combined voting power of the outstanding stock of the Company, as of August 31, 2016, and some members of which serve as directors and officers of International Speedway Corporation. The Company strives to ensure, and management believes that, the terms of the Sanction Agreements are no less favorable to the Company than could be obtained in arms-length negotiation. Collectively, the media rights fees, sanction fees and non-media prize and point fund fees that we pay are referred to as NASCAR Event Management fees.
Merchandise Operations
In 2015, NASCAR and NASCAR Team Properties announced a 10-year agreement with Fanatics, to operate NASCAR’s entire at-track merchandise business and deliver fans an enhanced, experiential at-track shopping environment. As part of the agreement, Fanatics became the exclusive retailer of NASCAR and driver merchandise at trackside for all 38 NASCAR Sprint Cup Series events. In addition, we also contracted with Fanatics for 10 years of exclusive retail merchandise rights for our track trademarks and certain other intellectual property at all of our tracks. The new trackside retail model operated by Fanatics has evolved from using solely haulers for each specific team or driver to displaying all merchandise in a superstore retail environment supported by, in instances, smaller satellite retail touch points around the track. The new model provides a more personal and convenient shopping experience for race fans. We believe this improved trackside merchandise model, combined with select brand name merchandise and an upgraded on-line and mobile experience, better positions us and the industry to maximize merchandise sales while delivering top quality experience to our fans. Consequently, our wholly owned subsidiaries, Americrown and MA, no longer provide at track merchandise to fans at motorsports events and therefore no longer recognize related revenues and expenses. Instead, we receive a percentage of sales from Fanatics, recorded as part of Food, Beverage and Merchandise Revenue.
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
Comparable merchandise sales per capita utilizing the new superstore shopping model are, on average, approximately 6.0 percent greater than sales per capita using the 'hauler' model employed historically. We expect the new merchandising model will continue to enhance the event experience for our fans and grow the operating margin contribution from the merchandise line of business.
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
We are confident that our focus on driving incremental earnings by improving the fan experience leads to increased ticket sales and better ticket pricing power, growth in sponsorship and hospitality sales, solidifying prospects for longer-term growth in broadcast media rights fees agreements, and greater potential to capture market share. We continue to be confident that by continuing to smartly reinvest to create memorable guest experiences, provide attractive pricing and fantastic racing, we will generate increased revenues and bottom-line results. This has most recently been evident in the success of our redevelopment of the frontstretch at Daytona International Speedway (see "Liquidity and Capital Resources - DAYTONA Rising").
While we focus on allocating our capital to generate returns in excess of our cost of capital, certain of our capital improvement investments may not provide immediate, directly traceable near term positive returns on invested capital but over the longer term will better enable us to effectively compete with other entertainment venues for consumer and corporate spending. See Capital Allocation in Liquidity and Capital Resources section of Management's Discussion and Analysis for a complete discussion of how capital improvements at existing facilities integrates into our overall capital allocation.
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
We expect for our 2016 fiscal year that our share of the pre-tax cash flow from the casino's operations will be approximately $27.0 million.
Since June 2013, we have pursued development of ONE DAYTONA, a premier mixed use and entertainment destination across from the Daytona International Speedway. We have commenced site work on the property and began preparations for vertical construction. We are targeting phase one completion in late 2017 (see “Liquidity and Capital Resources - ONE DAYTONA”).
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
Seasonality and Quarterly Results
We derive most of our income from a limited number of NASCAR-sanctioned races. As a result, our business has been, and is expected to remain, highly seasonal based on the timing of major racing events. Future schedule changes as determined by NASCAR or other sanctioning bodies, as well as the acquisition of additional, or divestiture of existing, motorsports entertainment facilities could impact the timing of our major events in comparison to prior or future periods. Because of the seasonal concentration of racing events, the results of operations for the nine month periods ended August 31, 2015 and August 31, 2016, are not indicative of the results to be expected for the year.
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
The adjustments for fiscal 2015 relate to non-recurring, pre-opening costs incurred associated with DAYTONA Rising, accelerated depreciation, losses associated with the retirements of certain other long-lived assets (predominately associated with DAYTONA Rising), capitalized interest related to the DAYTONA Rising project, and net gain on sale of certain assets (predominately associated the sale of trailers in association with the transition of merchandise operations).
The adjustments for fiscal 2016 relate to non-recurring, pre-opening costs incurred associated with DAYTONA Rising, losses associated with the retirements of certain other long-lived assets related to capacity management initiatives (which predominately include the removal of grandstands at Richmond) and other facility capital improvements, legal settlement, capitalized interest related to the DAYTONA Rising and ONE DAYTONA projects, net gain on sale of certain assets (predominately associated with the sale of trailers in association with the transition of merchandise operations), and gain on sale of Staten Island property.

Amounts are in thousands, except per share data, which is shown net of income taxes, (unaudited):

	Three Months Ended August 31, 2015
	(Loss) Income Before Taxes	Income Tax Effect	Net (Loss) Income	(Loss) Earnings Per Share
GAAP	$(6,311)	$(2,355)	$(3,956)	$(0.08)
Adjustments:
DAYTONA Rising project	420	165	255	—
Accelerated depreciation	974	381	593	0.01
Losses on retirements of long-lived assets	5,365	2,103	3,262	0.07
Capitalized interest	(1,156)	(453)	(703)	(0.01)
Net gain on sale of certain assets	32	13	19	0.00
Non-GAAP	$(676)	$(146)	$(530)	$(0.01)

	Three Months Ended August 31, 2016
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$3,529	$1,356	$2,173	$0.05
Adjustments:
Losses on retirements of long-lived assets	176	68	108	0.00
Legal settlement	(1,084)	(418)	(666)	(0.02)
Capitalized interest	(360)	(139)	(221)	0.00
Non-GAAP	$2,261	$867	$1,394	$0.03

	Nine Months Ended August 31, 2015
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$38,870	$14,518	$24,352	$0.52
Adjustments:
DAYTONA Rising project	1,097	430	667	0.01
Accelerated depreciation	6,945	2,723	4,222	0.09
Losses on retirements of long-lived assets	11,626	4,557	7,069	0.15
Capitalized interest	(5,018)	(1,967)	(3,051)	(0.06)
Net gain on sale of certain assets	(621)	(243)	(378)	(0.01)
Non-GAAP	$52,899	$20,018	$32,881	$0.70

	Nine Months Ended August 31, 2016
	Income Before Taxes	Income Tax Effect	Net Income	Earnings Per Share
GAAP	$71,826	$27,924	$43,902	$0.95
Adjustments:
DAYTONA Rising project	787	304	483	0.01
Losses on retirements of long-lived assets	1,106	429	677	0.01
Legal settlement	(1,084)	(418)	(666)	(0.02)
Capitalized interest	(987)	(381)	(606)	(0.01)
Gain on sale of Staten Island	(13,631)	(5,262)	(8,369)	(0.18)
Net gain on sale of certain assets	(277)	(107)	(170)	0.00
Non-GAAP	$57,740	$22,489	$35,251	$0.76

Comparison of the Results for the Three and Nine Months Ended August 31, 2016 to the Results for the Three and Nine Months Ended August 31, 2015.
The following table sets forth, for each of the indicated periods, certain selected statement of operations data as a percentage of total revenues:

	Nine Months Ended
	August 31, 2015	August 31, 2016
	(Unaudited)
REVENUES:
Admissions, net	20.6%	19.4%
Motorsports and other event related	67.9	70.6
Food, beverage and merchandise	8.6	6.7
Other	2.9	3.3
Total revenues	100.0	100.0
EXPENSES:
Direct:
NASCAR event management fees	24.4	24.1
Motorsports and other event related	21.6	21.2
Food, beverage and merchandise	7.2	5.1
General and administrative	19.0	18.5
Depreciation and amortization	17.1	17.5
Losses on asset retirements	2.7	0.3
Total expenses	92.0	86.7
Operating income	8.0	13.3
Interest income	0.0	0.1
Interest expense	(1.6)	(2.3)
Equity in net income from equity investments	2.6	2.6
Other	0.1	2.7
Income before income taxes	9.1	16.4
Income taxes	3.4	6.4
Net income	5.7%	10.0%
Comparability of results for the three and nine months ended August 31, 2016 to the same periods in fiscal 2015 was impacted by the following:

•
Year-over-year increases in operating revenues and expenses are significantly driven by the completion of the DAYTONA Rising project prior to the first quarter of fiscal 2016 events at Daytona International Speedway ("Daytona") (see "DAYTONA Rising: Reimagining an American Icon");

•
In the second quarter of fiscal 2016, we hosted an IndyCar event at Phoenix International Raceway ("Phoenix"). Comparatively, in the third quarter of fiscal 2015, we held an IndyCar event at Auto Club Speedway of Southern California ("Auto Club Speedway");

•
In the second quarter and third quarters of fiscal 2015 we held NASCAR Mexico series event at Phoenix and NASCAR Xfinity series event at Chicagoland Speedway ("Chicagoland"), respectively, for which there was no comparable events in fiscal 2016;

•
In the second and third quarters of fiscal 2016 we hosted the Country 500 music festival at Daytona and HARD summer music festival at Auto Club Speedway, respectively. Comparatively, in the third quarter of fiscal 2015, we hosted the Phish Magnaball music festival at Watkins Glen International ("Watkins Glen"). For these aforementioned music festivals we earned a facility rental fee and revenue from the sale of concessions;

•
For the three and nine months ended August 31, 2015, we had recognized non-recurring transactions of approximately $0.4 million and $6.5 million, respectively, of inventory sold to Fanatics and $0.3 million and $4.0 million, respectively, of wholesale transactions by MA, which drove a total of $1.0 million and $12.0 million, respectively, in expense including product costs associated with these transactions, costs related to the transition of trackside merchandise operations to Fanatics, as well as partial period operating expenses incurred prior to the transition of Americrown and MA merchandise operations for which there was no related revenue. There were no comparable transactions in the same period of fiscal 2016 (see "Future Trends in Operating Results, Merchandise Operations");

•
During the three months ended February 29, 2016, we recognized approximately $0.8 million, or $0.01 per diluted share, in non-recurring, pre-opening costs that are included in general and administrative expense related to DAYTONA Rising. There were no similar costs incurred in the second and third quarters of fiscal 2016. During the three and nine months ended August 31, 2015, we recognized approximately $0.4 million, or less than $0.01 per diluted share, and $1.1 million, or $0.01 per diluted share, of similar costs;

•
During the three and nine months ended August 31, 2015, we recognized approximately $1.0 million, or $0.01 per diluted share, and $6.9 million, or $0.09 per diluted share, respectively, of accelerated depreciation that was recorded due to shortening the service lives of certain assets associated with DAYTONA Rising and other projects. There were no similar costs during the three and nine months ended August 31, 2016;

•
During the three and nine months ended August 31, 2016, we recognized approximately $0.2 million, or less than $0.01 per diluted share and $1.1 million, or $0.01 per diluted share, respectively, of losses primarily attributable to demolition and/or asset relocation costs in connection with capacity management initiatives and other facility capital improvements. During the three and nine months ended August 31, 2015, we recognized approximately $5.4 million, or $0.07 per diluted share, and $11.6 million, or $0.15 per diluted share, respectively, of similar losses associated in connection with DAYTONA Rising and capacity management initiatives;

•
During the three months ended August 31, 2016, we capitalized approximately $0.4 million,or less than $0.01 per diluted share, of interest related to ONE DAYTONA. During the nine months ended August 31, 2016, we capitalized approximately $1.0 million, or $0.01 per diluted share, of interest, of which approximately $0.6 million, or approximately $0.01 per diluted share, related to DAYTONA Rising. During the three and nine months ended August 31, 2015, we capitalized approximately $1.2 million, or $0.01 per diluted share and $5.0 million, or $0.06 per diluted share, respectively, of interest related to DAYTONA Rising;

•
In the second quarter of fiscal 2016, we completed an assignment of all rights, title and interest in the mortgage and underlying promissory note of our Staten Island property. As a result, we recorded a gain of approximately $13.6 million, or 0.18 per diluted share, comprised of deferred gain, interest, and other consideration paid. The deferred gain of $1.9 million is included in Other operating revenue in our consolidated statement of operations, and the interest, and additional consideration, received is included in Other in our consolidated statement of operations (see "Equity and Other Investments”). There was no comparable transaction in the prior year; and

•
In the third quarter of fiscal 2016, we received a favorable settlement relating to certain ancillary operations of approximately $1.1 million or $0.02 per diluted share. There was no comparable activity in the prior year.

Admissions revenue decreased by approximately $1.2 million, or 5.0 percent, and $2.7 million, or 3.0 percent, during the three and nine months ended August 31, 2016, as compared to the same periods of the prior year. The decrease in the three month period ending August 31, 2016, is primarily driven by the aforementioned fiscal 2015 events held at Chicagoland and Auto Club Speedway, totaling approximately $1.3 million, for which there were no comparable events in fiscal 2016. Admissions for comparable events held during the quarter increased $0.1 million, primarily a result of increased attendance and admissions for the Coke Zero 400 at Daytona and the IMSA and NASCAR weekends at Watkins Glen. Partially offsetting was a decrease in attendance and admissions at NASCAR events held in June and August at Michigan International Speedway. Partially offsetting the increase in the three month period, related to comparable events, were decreases in attendance and admissions at NASCAR events held in June and August at Michigan International Speedway.
Factors driving the decrease in admissions for the nine month period ending August 31, 2016, include:

•
The aforementioned events held in fiscal 2015 at Chicagoland and Auto Club Speedway, not held in fiscal 2016, partially offset by the Indy Car event held at Phoenix International Raceway (“Phoenix”) in the second quarter of fiscal 2016, that was not held in 2015;

•
Decreased attendance and admissions at NASCAR events held at Kansas Speedway ("Kansas"), Phoenix, Auto Club Speedway of Southern California ("Auto Club Speedway"), Martinsville Speedway ("Martinsville") and Michigan International Speedway (“Michigan”);

•	The NASCAR Sprint Cup event held at Richmond International Raceway ("Richmond") was moved from its traditional Saturday evening schedule to a Sunday afternoon time slot;

•	The threat of inclement weather during the NASCAR events held at Talladega Superspeedway ("Talladega"); and,

•
Partially offsetting the nine-month period decrease were increased attendance and admissions related to DAYTONA Rising for events held during Daytona Speedweeks, Bikeweek, the Coke Zero 400 and Rolex 24, as well as, NASCAR and IMSA weekends at Watkins Glen.

Motorsports and other event related revenue increased approximately $3.6 million, or 4.2 percent, and $20.8 million, or 7.2 percent, during the three and nine months ended August 31, 2016, as compared to the same respective periods of the prior year. The increases in the three month period ending August 31, 2016, is predominately due to the combined increases in television broadcast revenue, sponsorship revenue, largely attributable to the Coke Zero 400 and DAYTONA Rising, and track rental income, primarily related to music festivals held at Auto Club Speedway and Michigan. Partially offsetting these increases were the aforementioned fiscal 2015 events held at Chicagoland and Auto Club Speedway, totaling approximately $2.9 million, for which there were no comparable events in fiscal 2016. The increases in the nine month period ending August 31, 2016, is substantially due to the combined increases in television broadcast revenue, sponsorship revenue, largely attributable to events held at Daytona International Speedway, and other ancillary motorsports and track rental related revenues, totaling approximately $22.7 million. Partially offsetting these increases was the aforementioned fiscal 2015 event at Chicagoland, totaling approximately $1.9 million, for which there were no comparable events in fiscal 2016.
Food, beverage and merchandise revenue increased approximately $0.3 million, or 3.1 percent, during the three months ended August 31, 2016, and decreased $7.4 million, or 20.0 percent, during the nine months ended August 31, 2016, as compared to the same respective periods of the prior year. The increase in the three month ending August 31, 2016, was primarily due to catering held at NASCAR events of approximately $0.8 million and a net increase in concessions sales at the aforementioned music festivals, totaling approximately $0.6 million Partially offsetting the increase were the aforementioned change in transition of merchandise operations resulted in a decrease of approximately $1.0 million and the aforementioned fiscal 2015 Xfinity event at Chicagoland and the IndyCar event held at Auto Club Speedway resulted in a combined decrease of approximately $0.3 million, for which there were no comparable events in fiscal 2016. The decrease in the nine month period ending August 31, 2016, is primarily due to the aforementioned transition of merchandise operations of approximately $11.1 million. Also, contributing to the decrease was approximately $0.5 million lower concessions due to lower attendance for the aforementioned events held during the second quarter fiscal 2016. Offsetting the decrease was an increase of approximately $2.0 million of catering and concessions related to NASCAR events, primarily driven by the Daytona 500, other events held during Speedweeks and Coke Zero 400 in July, and approximately $2.2 million of concession sales related to the aforementioned music festivals held in fiscal 2016, offset by the Phish Magnaball concert held in in fiscal 2015, which will not be held in fiscal 2016.
NASCAR event management ("NEM") fees decreased approximately $0.5 million, or 1.6 percent, for the three months ended August 31, 2016 and increased $1.9 million, or 1.8 percent, for the nine months ended August 31, 2016, as compared to the same respective periods of the prior year. The decrease for the three month period ended August 31, 2016, relates to the aforementioned 2015 Xfinity event at Chicagoland for which there was no comparable event in fiscal 2016. Offsetting this decrease were increases of approximately $1.1 million attributable to contracted NEM fees, of which approximately $0.5 million is attributable to the increase in television broadcast rights fees, as NASCAR sanction agreements require a specific percentage of television broadcast rights fees to be paid to competitors for the NASCAR Sprint Cup, Xfinity and Camping World Truck series. The increase in the nine month period ending August 31, 2016 include increases of approximately $3.5 million attributable to the increase in contracted NEM fees, of which approximately $1.7 million is attributable to the increase in television broadcast rights fees. The increase in the nine month period is offset by the aforementioned Chicagoland Xfinity series held in 2015 for which there was no comparable events in fiscal 2016.
Motorsports related expenses decreased approximately $2.5 million, or 7.3 percent, and increased $0.8 million, or 0.9 percent, for the three and nine months ended August 31, 2016, as compared to the same respective periods of the prior year. The decrease in the three month period ending August 31, 2016, primarily relates to the aforementioned fiscal 2015 events held at Chicagoland and Auto Club Speedway, not held in the current year, resulting in a decrease of approximately $3.5 million. Partially offsetting the decrease were higher operating costs of approximately $0.6 million associated with the July event held at the world's first motorsports stadium at Daytona, and approximately $0.4 million related to purchased services for other events held during the period. The increase in the nine month period ending August 31, 2016, primarily related to the aforementioned IndyCar series event held in the second fiscal quarter at Phoenix, of approximately $1.9 million, for which there was no comparable event in the same period of the prior year, and higher operating costs of approximately $1.6 million, associated with the opening of the world's first motorsports stadium at Daytona. Also contributing to the increase for the period, were approximately $1.3 million of purchased services and personnel related expenses for other events. Partially offsetting the increase in the nine months ended August 31, 2016 were reduced expenses related to the aforementioned fiscal 2015 events held at Chicagoland and Auto Club Speedway, as well as, approximately $0.5 million, related to the aforementioned NASCAR Mexico series event, none of which were held in fiscal 2016. Motorsports related expenses as a percentage of combined admissions and motorsports related revenue remained fairly consistent for the three and nine months ended August 31, 2016 at approximately 28.3 percent and 23.5 percent, respectively as compared to the same period in the prior year.
Food, beverage and merchandise expense decreased approximately $0.7 million, or 7.7 percent, and $8.3 million, or 27.1 percent, during the three and nine months ended August 31, 2016, as compared to the same respective periods of the prior year. The decreases in the three and nine month periods are primarily due to the non-recurring costs in 2015 related to the aforementioned transition of merchandise operations of approximately $0.8 million and $10.5 million, respectively. In addition, motorsports related concessions and catering decreased by approximately $0.2 million and $0.9 million for events held in the three and nine months ended August 31, 2016, respectively. Partially offsetting the decreases in the three and nine month period ending August 31, 2016, were net increases in concessions costs of approximately $0.3 million and $1.6 million, respectively, related to the aforementioned music festivals, and for the nine months ending August 31, 2016, combined concessions and catering cost increases of approximately $1.5 million related to Speedweeks events held at Daytona. Food, beverage and merchandise expense as a percentage of food, beverage and merchandise revenue decreased to approximately 78.9 percent and 75.9 percent for the three and nine months ended August 31, 2016, compared to approximately 88.1 percent and 83.3 percent for the same respective period in the prior year. The increase in margin for the three and nine month periods is substantially a result of the aforementioned transition in merchandising operations in fiscal 2015. Also contributing slightly to the increase in margin for the three and nine months ended August 31, 2016 were lower cost of sales related to concessions and catering as compared to the same period in the prior year, driven by improvements in menu engineering and production strategy coupled with a modest per cap increase.
General and administrative expenses decreased $0.2 million, or 0.8 percent, for the three month period ending August 31, 2016 and increased $0.3 million, or 0.4 percent, during the nine month ended August 31, 2016, as compared to the same respective periods of the prior year. The decrease in the three month period ending August 31, 2016 is primarily due to approximately $0.7 million in maintenance, purchased services and certain administrative costs and approximately $0.1 million related to the aforementioned transition in merchandise operations in fiscal 2015. Partially offsetting this decrease was an increase of approximately $0.6 million related to property taxes. The increase in the nine month period ending August 31, 2016 is primarily due to approximately $1.1 million of costs associated with the opening of the world's first motorsports stadium at Daytona and approximately $0.7 million of property taxes. Partially offsetting the increase, for the nine months ended August 31, 2016, was approximately $0.9 million of costs incurred related to the aforementioned transition in merchandise operations in fiscal 2015, approximately $0.5 million of costs related to building maintenance that occurred in the three months ending February 28, 2015, for which there were no comparable costs in the same period of fiscal 2016, and approximately $0.1 million of purchased services and other administrative costs. General and administrative expenses as a percentage of total revenues remained fairly consistent for the three months ended August 31, 2016 at approximately 21.1 percent. General and administrative expenses as a percentage of total revenues decreased slightly for the nine months ended August 31, 2016, to 18.5 percent from 19.0 percent for the same respective period in the prior year. The slight margin increase for the nine months ended August 31, 2016 is predominately due to higher total revenues in fiscal 2016.
Depreciation and amortization expense increased approximately $1.8 million, or 7.3 percent, and $4.0 million, or 5.5 percent, during the three and nine months ended August 31, 2016, as compared to the same respective periods of the prior year. For the three and nine months ended August 31, 2016, approximately $2.3 million and $6.2 million, respectively, of the increase relates to new assets placed in service associated with DAYTONA Rising. Partially offsetting the increase for the three and nine months ended August 31, 2016, is approximately $0.3 million and $1.3 million, respectively, attributable to the shortening of service lives of certain assets associated with the repaving of Watkins Glen, in fiscal 2015, for which there was no comparable event in the same periods of fiscal 2016. Also contributing to offsetting the increases for the three and nine months ended August 31, 2016, are approximately $0.2 million and $0.9 million, respectively, related to assets that have been fully depreciated, or removed from service, as compared to the same respective periods in the prior year.
Losses on retirements of long-lived assets decreased approximately $5.2 million, or 96.7 percent, and $10.5 million, or 90.5 percent for the three and nine months ended August 31, 2016, as compared to the same respective periods of the prior year. The decreases in the three and nine month periods ending August 31, 2016, are primarily due to approximately $4.2 million and $9.2 million, respectively, of fiscal 2015 demolition costs in connection with DAYTONA Rising, for which there was no comparable events in the same respective periods of fiscal 2016.
Interest income during the three and nine months ended August 31, 2016 was comparable to the same period of the prior year.
Interest expense during the three and nine months ended August 31, 2016, increased approximately $1.0 million, or 35.9 percent, and $3.7 million, or 54.3 percent, as compared to the same respective periods of the prior year. The increases in the three and nine month periods were predominately due to assets placed in service resulting in lower capitalized interest associated with DAYTONA Rising. Partially offsetting the increases were higher capitalized interest of approximately $0.4 million and $0.7 million, respectively, related to ONE DAYTONA.
Equity in net income from equity investments represents our 50.0 percent equity investment in Hollywood Casino at Kansas Speedway during the three and nine months ended August 31, 2016 and August 31, 2015, respectively (see “Equity and Other Investments”).
Our effective income tax rate was approximately 38.4 percent and 38.9 percent for the three and nine months ended August 31, 2016, respectively, as compared to 37.3 percent and 37.4 percent for the same respective period of the prior year (see “Income Taxes”).

As a result of the foregoing, net income for the three and nine month period ending August 31, 2016, as compared to the same period in prior year, reflected an increase of approximately $6.1 million, or $0.13 per diluted share, and $19.6 million, or $0.43 per diluted share, respectively.
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

	November 30, 2015	August 31, 2016
	(Unaudited)
Cash and cash equivalents	$160,548	$265,329
Working capital	146,915	200,573
Total debt	265,836	265,501
At August 31, 2016, our working capital was primarily supported by our cash and cash equivalents totaling approximately $265.3 million, an increase of approximately $104.8 million from November 30, 2015. The increase in working capital at August 31, 2016, as compared to November 30, 2015, is predominantly attributable to the refund received, of approximately $47.0 million, in February 2016 of all of the Federal income tax estimated payments made in fiscal year 2015. This was a result of the Protecting Americans from Tax Hikes Act, passed by Congress in December 2015, which renewed previously expired tax legislation that included a retroactive renewal back to January 1, 2015 (see "Capital Allocation"). Also contributing to the increase in working capital were the cash proceeds from the sale of the Staten Island property (see "Equity and Other Investments - Staten Island Property").
Significant cash flow items during the nine months ended August 31, 2015 and 2016, respectively, are as follows (in thousands):

	August 31, 2015	August 31, 2016
	(Unaudited)
Net cash provided by operating activities (1)	$117,336	$198,622
Capital expenditures (2)	(105,737)	(110,234)
Distribution from equity investee (3)	24,750	19,000
Proceeds from sale of Staten Island property (4)	—	66,728
Dividends paid and reacquisition of previously issued common stock (5)	(13,110)	(56,829)
(1) The increase in net cash provided by operating activities, during the nine months ended August 31, 2016, as compared to the same period in the prior year, is driven primarily by the aforementioned Federal income tax refund received in February 2016
(2) Capital expenditures are predominately due to DAYTONA Rising (see "Capital Expenditures")
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
(5) Amounts relate to dividends paid and reacquisition of previously issued common stock (see "Item 2. Unregistered Sales of Equity Securities and Use of Proceeds")
Our liquidity is primarily generated from our ongoing motorsports operations and, to a lesser extent, our equity investment in Kansas Entertainment. We expect our strong operating cash flow to continue in the future. In addition, as of August 31, 2016, we have approximately $294.0 million available to draw upon under our 2016 Credit Facility, if needed. See “Future Liquidity” for additional disclosures relating certain risks that may affect our near term operating results and liquidity.
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
Capital Allocation
We have establish long-term capital allocation plans to ensure we generate sufficient cash flow from operations to fund our working capital needs, capital expenditures at existing facilities, return of capital through payments of an annual cash dividend and repurchase of our shares under our Stock Purchase Plan.  In addition, we have used the proceeds from offerings of our Class A Common Stock, the net proceeds from the issuance of long-term debt, borrowings under our credit facilities, and state and local mechanisms to fund acquisitions and development projects.

The current capital allocation plan contemplates the following:

•
Capital expenditures remaining under the existing $600.0 million capital expenditure plan adopted by our Board of Directors in June 2013, total approximately $130.0 million for fiscal 2016 and approximately $40.0 million for 2017, consisting of remaining payments to contractors for the completion of DAYTONA Rising in 2016 and certain planned capital projects at our remaining 12 motorsports facilities (see "Capital Expenditures");

•
From 2017 through 2021 we expect a total of $500.0 million in capital expenditures for existing facilities, which includes the $40.0 million for 2017 carried over from the 2013 $600.0 million plan.  This allocation will fund a reinvestment at Phoenix, the first phase of redevelopment at Richmond, as well as all other maintenance and guest experience capital expenditures for the remaining existing facilities.  In 2017 we will begin the redevelopment of Phoenix with completion targeted in late 2018. We expect to provide information on annual capital expenditure amounts for 2017 through 2021 as part of our fiscal 2017 guidance in late January 2017, however with the Phoenix construction planned for 2017 and 2018 we expect spending to be somewhat front-loaded.  While many components of these expected projects will exceed weighted average cost of capital, considerable maintenance capital expenditures will likely result in a blended return of this invested capital in the mid to low single digits;

•
In addition to the aforementioned $500 million in capital expenditures for existing facilities, we expect we will have an additional $95.0 million of capital expenditures in fiscal 2016 through 2017 related to phase one of ONE DAYTONA with approximately forty percent and sixty percent recorded in fiscal 2016 and 2017, respectively.  We expect this investment to exceed our weighted average cost of capital (see "ONE DAYTONA");

•
Return of capital to shareholders is a significant pillar of our capital allocation.  In fiscal 2016 we increased our dividend approximately 58.0 percent to $0.41 per share.  We expect dividends to increase in 2017 and beyond by approximately four to five percent annually.  For the nine months ended August 31, 2016, we repurchased 1,098,525 shares of ISCA on the open market at a weighted average share price of $34.04 for a total of approximately $37.4 million.  For 2017 through 2021 we expect our return of capital program will be approximately $280 million, comprised of close to $100 million in total annual dividends and the balance being open market repurchase of ISCA shares over the five year period.  At this time we expect this spending to be evenly allocated per year, although we will scale the repurchase program to buy opportunistically; and

•
We will continue to explore development and/or acquisition opportunities beyond the initiatives discussed above that build shareholder value and exceed our weighted average cost of capital. Should additional development and/or acquisitions be pursued, we will provide discrete information on timing, scope, cost and expected returns of such opportunities.

In addition to sources of working capital and available borrowings, our ability to execute our capital allocation plans are supported by the following:

•
Federal tax legislation passed in December 2015 provides for extension of 7-year depreciation for tax purposes on certain motorsports facility assets placed in service during fiscal 2015 through 2016, and bonus depreciation on capital expenditures placed in service fiscal 2015 through 2019. While the tax legislation does not impact our overall tax liability, it does impact the timing of the annual payment of cash taxes. Cash taxes paid for federal and state taxes in fiscal 2015 was approximately $45.0 million. As a result of this legislation, which was passed subsequent to our fiscal 2015 year-end, but retroactive for all assets placed in service during 2015, we received a tax refund of approximately $47.0 million in fiscal 2016 related to overpayment of estimated taxes in prior years, primarily attributable to depreciation for assets placed in service related to DAYTONA Rising. Cash tax payments for fiscal 2016 are currently estimated to be between $30.0 million and $35.0 million. Cash tax payments for fiscal 2017 are currently estimated to be between $55.0 million to $60.0 million; and

•
In March 2016, we completed an assignment of all rights, title and interest in the mortgage and underlying promissory note to an affiliate of Matrix Development Group, a New York/New Jersey area developer, and received the remaining principal balance of $66.4 million, plus additional consideration of approximately $0.3 million. We have no further commitments or contingencies related to the property or its sale. As a result, in the second quarter of fiscal 2016, we recorded a gain of approximately $13.6 million. The deferred gain of $1.9 million is included in Other operating revenue in our consolidated statement of operations, and the interest and additional consideration received is included in Other below Operating Income in our consolidated statement of operations.
The aforementioned represents certain components of our capital allocation plan for fiscal 2016 and beyond. This capital allocation plan is reviewed annually, or more frequently, if necessary, based on changes in business conditions.
Capital Expenditures
As discussed in “Future Trends in Operating Results,” an important strategy for our future growth will come from investing in our major motorsports facilities to enhance the live event experience and better enable us to effectively compete with other entertainment venues for consumer and corporate spending.
Capital expenditures for projects, including those related to DAYTONA Rising, was approximately $110.2 million for the nine months ended August 31, 2016. In comparison, the Company spent approximately $105.7 million on capital expenditures for projects for the same period in fiscal 2015. Remaining capital expenditures associated with the $600.0 million capital expenditure plan will total approximately $21.2 million for the remainder of fiscal 2016.
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
Our cash flows consists primarily of ticket, hospitality, merchandise, catering and concession sales, contracted revenues arising from television broadcast rights and marketing partnerships, and our equity investment in Kansas Entertainment. We believe that these cash flows, along with existing cash, cash equivalents and available borrowings under our credit facility, will be sufficient to fund:

•	operations of our major motorsports facilities for the foreseeable future;

•	ONE DAYTONA (see "ONE DAYTONA");

•	the previously discussed capital allocation plans for our existing facilities;

•	payments required in connection with the funding of the Unified Government's debt service requirements related to the TIF bonds;

•	payments related to our other existing debt service commitments;

•	contributions in connection with any future expansion of the Hollywood Casino at Kansas Speedway; and

•	our annual dividend payment and share repurchases under our Stock Purchase Plan.
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

Long-Term Obligations and Commitments
On September 27, 2016, we amended and extended our existing $300.0 million credit facility, maturing November 2017, and entered into a new $300.0 million revolving credit facility (“2016 Credit Facility”). The 2016 Credit Facility contains a feature that allows us to increase the credit facility to a total of $500.0 million, subject to certain conditions, provides for separate sub-limits of $25.0 million for standby letters of credit and $10.0 million for swing line loans. The 2016 Credit Facility is scheduled to mature five years from the date of inception, with two 1-year extension options. Interest accrues, at our option, at either LIBOR plus 100.0 — 162.5 basis points or a base rate loan at the highest of i) Wells Fargo Bank's prime lending rate, ii) the Federal Funds rate, as in effect from time to time, plus 0.5 percent, and iii) one month LIBOR plus 1.0 percent. The 2016 Credit Facility also contains a commitment fee ranging from 0.125 percent to 0.225 percent of unused amounts available for borrowing. The interest rate margin on the LIBOR borrowings and commitment fee are variable depending on the better of our debt rating as determined by specified rating agencies or its leverage ratio. Certain of our wholly owned domestic subsidiaries are guarantors on the 2016 Credit Facility. The 2016 Credit Facility requires that our leverage ratio does not exceed 3.50 to 1.0 (4.0 to 1.0 for the four quarters ending after any Permitted Acquisition), and our interest coverage ratio is not less than 2.5 to 1.0. The 2016 Credit Facility also contains various other affirmative and negative restrictive covenants including, among others, limitations on indebtedness, investments, sales of assets, certain transactions with affiliates, entering into certain restrictive agreements and making certain restricted payments as detailed in the agreement. As of August 31, 2016, we were in compliance with the various restrictive covenants contained in the credit facility agreement. At August 31, 2016, we had no outstanding borrowings under our credit facility.
DAYTONA Rising: Reimagining an American Icon
DAYTONA Rising is the redevelopment of the frontstretch at Daytona, ISC's 58-year-old flagship motorsports facility, to enhance the event experience for our fans, marketing partners, broadcasters and the motorsports industry.
By providing our fans with a better experience as well as an expansive platform for our marketing partners, including an elevated hospitality experience, DAYTONA Rising provides an immediate incremental lift in Daytona's revenues of approximately $20.0 million, and earnings before interest, taxes, depreciation and amortization ("EBITDA”) lift of approximately $15.0 million, approximately $2.1 million of which was recognized in fiscal 2015, with a mid-single-digit growth rate. We also currently anticipate the project to be accretive to our net income per share within three years of completion. While these forward-looking amounts are management’s projections and we believe they are reasonable, our actual results may vary from these estimates due to unanticipated changes in projected attendance, lower than expected ticket prices, and/or lower than forecasted corporate sponsorships. We do not know whether these expectations will ultimately prove correct and actual revenues and operating results may differ materially from these estimates.
In May 2016, Axalta joined Toyota, Florida Hospital, Chevrolet and Sunoco as Founding Partners at Daytona International Speedway's new motorsports stadium. With each partnership extending over 10 years, the Founding partners received sponsorship rights for a dedicated injector, as well as innovative fan engagement space, and interior and exterior branding space, that will enhance the overall guest experience.
Despite not incurring additional long-term debt to fund this project, accounting rules dictated that we capitalize a portion of the interest on existing outstanding debt during the construction period. We recorded approximately $14.6 million of capitalized interest from fiscal 2013 through the opening of the facility in fiscal 2016.
Total spending incurred for DAYTONA Rising was approximately $13.8 million and $56.6 million, during the three and nine months ended August 31, 2016, respectively. Since inception of the project, we have spent approximately $389.4 million and have approximately $10.6 million remaining to be spent. As part of DAYTONA Rising, we identified existing assets that were expected to be impacted by the redevelopment and that those assets required accelerated depreciation or losses on asset retirements. During the nine months ended August 31, 2016, there were no significant losses on disposal of assets and no accelerated depreciation recorded, with a total of approximately $45.4 million recognized since the inception of the project.
In addition, our depreciation expense related directly to new assets placed in service for DAYTONA Rising increased incrementally by approximately $11.9 million in fiscal 2015, and is expected to increase by an additional $15.0 million to $16.0 million in fiscal 2016. The incremental increase in depreciation expense for fiscal 2015 was based on the timing of opening approximately 40.0 percent of the new stadium for Budweiser Speedweeks 2015 and an additional approximate 10.0 percent of the new stadium for the 2015 Coke Zero 400.
As a result, our total depreciation expense starting in fiscal 2016 is estimated to be between approximately $100.0 million and $105.0 million annually.

ONE DAYTONA
Since June 2013, we have pursued development of ONE DAYTONA, the proposed premier mixed use and entertainment destination across from the Daytona International Speedway.
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
In March 2015, we announced Legacy Development, a leading national development group, as development consultant for ONE DAYTONA. Intensely focused on innovative destination retail and mixed-use projects, Legacy Development is working closely with ISC’s development resources on the project. The Legacy Development team is a natural fit for the project, having served as the developer for Legends Outlets Kansas City, a mixed-use retail destination across from our Kansas Speedway.
We have completed the design for the first phase of ONE DAYTONA. This first phase will be comprised of three components: retail, dining and entertainment (“RD&E”); hotels; and residential.
The RD&E component of phase one will be owned and operated 100.0 percent by us. The expected total square footage for the RD&E first phase is approximately 300,000 square feet. We expect to spend approximately $95.0 million in fiscal 2016 through 2017 on the RD&E component of ONE DAYTONA’s first phase. Other sources of funds will include the public incentives discussed above and land to be contributed to the project. In September 2016, we announced VCC has been selected as general contractor to oversee construction of the RD&E component of phase one including Victory Circle and the parking garage. VCC has an outstanding national reputation for quality and a proven track record leading and managing the development and construction of some of the country’s most engaging mixed-use developments.
Bass Pro Shops, America's most popular outdoor store, and Cobb Theatres, the highly respected Southeastern-based exhibitor, have executed leases to anchor ONE DAYTONA. We are in active discussions with other potential tenants for ONE DAYTONA and have recently announced leases with MidiCi: The Neapolitan Pizza Company, Rock Bottom Restaurant & Brewery and Oklahoma Joe's BBQ. Additional leases will be announced in the near future.
Shaner Hotels and Prime Hospitality Group ("PHG") have been selected as hotel partners. They have executed a franchise agreement with Marriott International for an exclusive 145-room full service Autograph Collection hotel at ONE DAYTONA that will be known as The DAYTONA. They are also building a 105-room select-service Fairfield Inn & Suites by Marriott within ONE DAYTONA. As part of the partnership agreement, our portion of equity will be limited to our land contribution and we will share in the profits from the joint venture.
Prime Group has been selected as the partner for ONE DAYTONA’s residential development. Following an extensive request for proposal process, ONE DAYTONA chose the Florida developer based on their command of market demographics, development experience and expert property management systems. Prime Group is proceeding with the development in ONE DAYTONA for approximately 276 luxury apartment rental units that will add additional critical mass to the overall ONE DAYTONA campus. Similar to the hotel partnership, our portion of equity will be limited to our land contribution and we will share in the profits from the joint venture.
We continue with site work on the property, along with vertical construction of Cobb Theatres, Bass Pro Shops and the Fairfield Inn & Suites. We are targeting phase one completion in late fiscal 2017. At stabilization we expect this first phase on ONE DAYTONA to deliver annual revenue and EBITDA of approximately $12.0 million and approximately $9.0 million, respectively, and deliver an unlevered return above our weighted average cost of capital. We expect to add leverage to ONE DAYTONA’s phase one post-stabilization.

Any future phases will be subject to prudent business considerations for which we will provide discrete cost and return disclosures.
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
For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our annual report on Form 10-K for the year ended November 30, 2015. During the nine months ended August 31, 2016, there have been no material changes in our market risk exposures.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2016. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of August 31, 2016.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our third quarter of fiscal 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in thousands)
June 1, 2016— June 30, 2016
Repurchase program (1)	220,000	$33.31	220,000	$28,531
July 1, 2016 — July 31, 2016
Repurchase program (1)	108,913	34.78	108,913	$24,740
August 1, 2016 — August 31, 2016
Repurchase program (1)	11,941	$32.99	11,941	$24,346
	340,854		340,854

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

Since inception of the Plan through August 31, 2016, we have purchased 8,162,487 shares of our Class A common shares, for a total of approximately $305.7 million. We purchased 1,098,525 shares of our Class A common shares during the nine month period ended August 31, 2016, at an average cost of approximately $34.04 per share (including commissions), for a total of approximately $37.4 million. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At August 31, 2016, we had approximately $24.3 million remaining repurchase authority under the current Stock Purchase Plan.

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

INTERNATIONAL SPEEDWAY CORPORATION (Registrant)

Date:	October 6, 2016	/s/ Daniel W. Houser
Daniel W. Houser, Executive Vice President,
Chief Financial Officer, Treasurer